Form 10-Q
period 1995-04-01
PARAMETRIC TECHNOLOGY CORP
filed 1995-05-15
CIK 857005

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934



For the Quarter Ended:   April 1, 1995      Commission File Number: 0-18059
                         -------------                              -------



                       PARAMETRIC TECHNOLOGY CORPORATION
                       ---------------------------------
             (Exact name of registrant as specified in its charter)


         Massachusetts                                   04-2866152
- - - - -------------------------------          --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                    128 Technology Drive, Waltham, MA  02154
                    ----------------------------------------
          (Address of principal executive offices, including zip code)

                                (617) 398-5000
               --------------------------------------------------
              (Registrant's telephone number, including area code)



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES         X         NO
                          ----------         ----------


   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                     57,792,507
- - - - --------------------------------------            ----------------------------
              Class                               Outstanding at April 1, 1995


                           Total number of pages:  11

                       PARAMETRIC TECHNOLOGY CORPORATION


                                     INDEX
                                     -----

                                                                                                                       Page
                                                                                                                       ----

Part  I                    Financial Information

       Item 1              Financial Statements

                           Consolidated Balance Sheet                                                                     3
                             April 1, 1995 and September 30, 1994

                           Consolidated Statement of Income                                                               4
                             Three and six months ended April 1, 1995 and April 2, 1994

                           Consolidated Statement of Cash Flows                                                           5
                             Six months ended April 1, 1995 and April 2, 1994

                           Notes to Consolidated Financial Statements                                                     6

       Item 2              Management's Discussion and Analysis of                                                        7
                           Financial Condition and Results of Operations

Part II                    Other Information

       Item 4              Submission of Matters to a Vote of Security Holders                                           10

       Item 5              Other Information                                                                             10

       Item 6              Report on Form 8-K                                                                            10

Signature                                                                                                                11


                       PARAMETRIC TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                             (amounts in thousands)

           ASSETS                                       April 1, 1995   September 30, 1994
                                                        --------------  ------------------
                                                         (unaudited)
Current assets:
  Cash and cash equivalents                                  $118,252             $138,622
  Short-term investments                                      160,322               68,847
  Accounts receivable, net of allowance for doubtful
     accounts of $2,175 and $2,034                             60,060               57,554
  Other current assets                                          9,528                5,933
                                                             --------             --------

     Total current assets                                     348,162              270,956

Property and equipment, net                                    13,515               12,822
Capitalized computer software costs, net                        1,424                1,182
Other assets                                                    2,921                2,030
                                                             --------             --------

     Total assets                                            $366,022             $286,990
                                                             ========             ========

     LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable and accrued expenses                      $ 12,957             $ 11,564
  Accrued compensation                                         14,461               14,577
  Deferred revenue                                             33,366               15,776
  Income taxes                                                  1,774                2,356
                                                             --------             --------

     Total current liabilities                                 62,558               44,273

Deferred income taxes                                             676                  638

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000 shares authorized;
     none issued                                                   --                   --
  Common stock, $.01 par value; 75,000 shares authorized;
     57,793 and 56,917 shares issued                              578                   569
  Additional paid-in capital                                  113,869                96,736
  Cumulative translation adjustments                            2,943                 1,099
  Valuation allowance for investments                              85                    --
  Retained earnings                                           185,313               143,675
                                                             --------              --------

     Total stockholders' equity                               302,788               242,079
                                                             --------              --------

     Total liabilities and stockholders' equity              $366,022              $286,990
                                                             ========              ========


        The accompanying notes are an integral part of the consolidated financial statements.

                       PARAMETRIC TECHNOLOGY CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                 (amounts in thousands, except per share data)
                                  (unaudited)

                                                      Three months ended   Six months ended
                                                      April 1,  April 2,  April 1,  April 2,
                                                        1995      1994      1995      1994
                                                      --------  --------  --------  --------

Revenue:
  License                                              $60,945   $45,272  $114,879  $ 88,241
  Service                                               22,580    12,750    40,662    23,299
                                                       -------   -------  --------  --------

     Total revenue                                      83,525    58,022   155,541   111,540
                                                       -------   -------  --------  --------

Cost of revenue:
  License                                                  438       166       657       395
  Service                                                6,962     3,887    13,038     7,474
                                                       -------   -------  --------  --------

     Total cost of revenue                               7,400     4,053    13,695     7,869
                                                       -------   -------  --------  --------

Gross profit                                            76,125    53,969   141,846   103,671
                                                       -------   -------  --------  --------

Operating expenses:
  Sales and marketing                                   33,989    23,055    62,478    44,169
  Research and development                               4,585     3,580     8,783     7,029
  General and administrative                             4,062     2,833     7,785     5,557
                                                       -------   -------  --------  --------

     Total operating expenses                           42,636    29,468    79,046    56,755
                                                       -------   -------  --------  --------

Operating income                                        33,489    24,501    62,800    46,916

Other income, net                                        2,081       923     3,714     1,828
                                                       -------   -------  --------  --------

Income before income taxes                              35,570    25,424    66,514    48,744

Provision for income taxes                              13,303     9,508    24,876    18,231
                                                       -------   -------  --------  --------

Net income                                             $22,267   $15,916  $ 41,638  $ 30,513
                                                       =======   =======  ========  ========

Net income per share                                    $ 0.37    $ 0.27    $ 0.70    $ 0.52
                                                        ======    ======    ======    ======

Weighted average number of common and dilutive
  common equivalent shares outstanding                  60,003    58,598    59,678    58,490
                                                       =======   =======  ========  ========



        The accompanying notes are an integral part of the consolidated financial statements.

                       PARAMETRIC TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (amounts in thousands)
                                  (unaudited)

                                                                   Six Months Ended
                                                            --------------------------------
                                                            April 1, 1995      April 2, 1994
                                                            -------------      -------------
Cash flows from operating activities:
  Net income                                                    $  41,638           $ 30,513
  Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization                                  3,555              2,270
     Deferred income taxes                                           (380)              (276)
     Changes in assets and liabilities:
      Increase in accounts receivable                              (1,169)           (10,770)
      (Increase) decrease in other current assets                  (3,790)             2,175
      Increase in other assets                                       (313)            (1,952)
      Increase in accounts payable and accrued expenses             1,095              2,740
      Increase (decrease) in accrued compensation                    (345)             2,233
      Increase in income taxes                                      5,504             12,116
      Increase in deferred revenue                                 17,058              4,640
                                                                ---------           --------

  Net cash provided by operating activities                        62,853             43,689
                                                                ---------           --------

Cash flows from investing activities:
  Additions to property and equipment, net                         (3,662)            (3,598)
  Additions to capitalized computer software costs                   (622)              (460)
  Proceeds from sales of short-term investments                    47,038             35,418
  Purchases of short-term investments                            (138,428)           (27,169)
                                                                ---------           --------

  Net cash provided (used) by investing activities                (95,674)             4,191
                                                                ---------           --------

Cash flows from financing activities:
  Principal payments under capital lease obligations                  (19)               (13)
  Proceeds from employee stock option and purchase plans           11,064              6,449
                                                                ---------           --------

  Net cash provided by financing activities                        11,045              6,436
                                                                ---------           --------

Effect of exchange rate changes on cash                             1,406               (130)
                                                                ---------           --------

Net increase (decrease) in cash and cash equivalents              (20,370)            54,186

Cash and cash equivalents at beginning of period                  138,622             68,211
                                                                ---------           --------

Cash and cash equivalents at end of period                      $ 118,252           $122,397
                                                                =========           ========


        The accompanying notes are an integral part of the consolidated financial statements.

                       PARAMETRIC TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION:

   The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and have been prepared by the Company in accordance with generally accepted accounting principles. Certain amounts in the fiscal 1994 consolidated financial statements have been reclassified to conform to the fiscal 1995 presentation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

   The results of operations for the three-month and six-month periods ended April 1, 1995 are not necessarily indicative of the results expected for the full fiscal year.

2. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

   Effective October 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). Under this standard, the Company's investments were classified as available-for-sale. In accordance with FAS 115, investments classified as available-for-sale are reported at fair market value and any unrealized gains or losses are recorded as part of stockholders' equity. The cumulative effect of this adoption was immaterial as of October 1, 1994. Prior period financial statements have not been restated to reflect this change in accounting principle.

3. SUPPLEMENTAL CASH FLOW INFORMATION:

   The Company made income tax payments of $21,900,000 and $6,181,000 during the six months ended April 1, 1995 and April 2, 1994, respectively.

4. LINE OF CREDIT:

   The Company had a $5,000,000 unsecured demand line of credit with a bank, which expired on January 31, 1995. There were no borrowings under this line during the six months ended April 1, 1995.

5. SUBSEQUENT EVENT:

   On April 12, 1995, the Company acquired substantially all of the assets and specified liabilities of the Conceptual Design and Rendering System ("CDRS") software business operated by the Design Software Division of Evans & Sutherland Computer Corporation for approximately $34,500,000 in cash, which was paid by the Company from its existing cash balances. The assets acquired consisted primarily of computer software and related intellectual property rights, contract and license rights, and computer equipment. The Company will make the required disclosures related to this acquisition upon the completion of the audit of the financial statements of CDRS and the valuation of the assets and liabilities acquired. The Company plans to integrate the products of the CDRS business with its current and future software product lines.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

   Revenue, including license and service revenues, for the three-month and six-month periods ended April 1, 1995 was $83,525,000 and $155,541,000, respectively, compared with $58,022,000 and $111,540,000 for the three-month and six-month periods ended April 2, 1994. These totals represent increases of 44% for the three-month period and 39% for the six-month period over the corresponding periods in fiscal 1994. The increase in license revenue results from an increase in the number of seats of software licensed, offset by a lower price realized per seat. A seat of software generally consists of the Company's core product, Pro/ENGINEER(R), together with several other software modules, configured to serve the needs of a single concurrent user. The number of seats of software licensed during the three-month and six-month periods ended April 1, 1995 were approximately 3,400 and 6,700, compared with approximately 2,500 and 4,900 seats during the same periods in fiscal 1994. The increase in the number of seats licensed was achieved due to continued market penetration of the Company's products, particularly in international markets. The average price per seat during the three months and six months ended April 1, 1995 was $17,900 and $17,100, compared with an average price of $18,100 and $18,000 for the same periods in fiscal 1994. Service revenue is derived from the sale of software maintenance contracts and the performance of training and consulting services. This revenue increased during the three-month and six-month periods ended April 1, 1995 over the corresponding periods in fiscal 1994 as a result of the Company providing these services to both new and existing customers. Revenue outside of North America accounted for 51% and 50% of revenue for the three-month and six-month periods ended April 1, 1995 compared with 46% and 43% for the same periods in fiscal 1994. The Company expects that total revenue will continue to increase throughout fiscal 1995 from continued penetration in the high-end market, and that international revenue will continue to account for a significant portion of that total growth. In January 1995, the Company began selling Pro/JR./TM/ software, an entry-level version of its Pro/ENGINEER mechanical design automation software which enables end-users to design simple plastic and machined parts and assemblies. The new product did not have a significant impact on the results of operations for the three months ended
April 1, 1995.

   The number of worldwide employees increased 43% to 1,532 at April 1, 1995 compared with 1,074 at April 2, 1994. Employment increased significantly to support higher revenues and international expansion, with the largest portion of this growth occurring in the sales and marketing department and employees associated with cost of revenue activities.

   Cost of license revenue consists of the amortization of capitalized computer software costs as well as material and overhead costs. Cost of service revenue includes the costs associated with training, software maintenance and consulting revenues. Combined, these expenses increased to $7,400,000 and $13,695,000 for the three-month and six-month periods ended April 1, 1995 from $4,053,000 and $7,869,000 for the corresponding periods in fiscal 1994. Total cost of revenue as a percentage of revenue increased to 9% for the three-month and six month periods ended April 1, 1995 from 7% in the corresponding periods in fiscal 1994. The absolute and percentage increases in total cost of revenue resulted primarily from the growth in staffing necessary to generate increased service revenue and in material costs associated with increased revenue. Cost of service revenue, which is the largest portion of total cost of revenue, increased 79% and 74% during the three-month and six-month periods ended April 1, 1995 from the corresponding periods in fiscal 1994, while the associated revenue increased 77% and 75%.

   Sales and marketing expenses increased to $33,989,000 and $62,478,000 for the three-month and six-month periods ended April 1, 1995 from $23,055,000 and $44,169,000 for the corresponding periods in fiscal 1994. The increase in these expenses was due principally to worldwide expansion and sales commissions associated with higher revenue. Sales and marketing expenses as a percentage of revenue increased to 41% and 40% for the three-month and six-month periods ended April 1, 1995, compared with 40% for the comparable periods in fiscal 1994. International sales and marketing expenses represented 52% and 53% of total sales and marketing expenses for the three-month and six-month periods ended April 1, 1995 compared with 44% for the comparable periods in fiscal 1994. The Company expects to continue the growth of its worldwide sales and marketing organization during future periods, reflecting the Company's commitment to expand its global market penetration.

   The Company continued to make investments in research and development, consisting primarily of salaries, benefits and the costs of computer equipment. Research and development expenses increased to $4,585,000 and $8,783,000 for the three-month and six-month periods ended April 1, 1995 from $3,580,000 and $7,029,000 for the corresponding periods in fiscal 1994. Research and development expenses as a percentage of revenue were 5% and 6% for the three-month and six-month periods ended April 1, 1995, compared with 6% for the same periods in fiscal 1994. The absolute increase in these expenses resulted primarily from growth in the research and development staff.

   Software development costs of $87,000 and $622,000 have been capitalized during the three-month and six-month periods ended April 1, 1995 in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," compared with $260,000 and $460,000 in the corresponding periods in fiscal 1994. The amounts capitalized represent 2% and 7% of total research and development costs (including capitalized amounts) for the three-month and six-month periods in fiscal 1995, compared with 7% and 6% during the same periods in fiscal 1994. Capitalized computer software costs are amortized over the economic useful lives of the related products, typically three years.

   General and administrative expenses include the costs of corporate, finance, human resources and administrative functions of the Company. These expenses increased to $4,062,000 and $7,785,000 for the three-month and six-month periods ended April 1, 1995 from $2,833,000 and $5,557,000 for the corresponding periods in fiscal 1994, while remaining the same as a percentage of revenue at 5%. The absolute increase in these expenses was primarily due to the hiring of additional employees necessary to support the Company's worldwide growth.

   Other income, net, primarily includes interest income and expense and foreign currency gains and losses. Interest income increased to $4,248,000 for the six-month period ended April 1, 1995 compared with $1,996,000 for the corresponding period in fiscal 1994 due primarily to higher interest-bearing cash and short-term investment balances, which resulted from positive cash flows from operations and proceeds from stock option exercises, and rising interest rates. The Company recognized $226,000 in foreign currency losses for the six-month period ended April 1, 1995 compared with losses of $77,000 during the same period in fiscal 1994.

   The Company's effective tax rate for the six-month period ended April 1, 1995 was 37.4%, unchanged from the same period in fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

   As of April 1, 1995, the Company had $118,252,000 of cash and cash equivalents and $160,322,000 of short-term investments. Effective October 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). Under this standard, the Company's investments were classified as available-for-sale. In accordance with FAS 115, investments classified as available-for-sale are reported at fair market value and any unrealized gains or losses are recorded as part of stockholders' equity. The cumulative effect of this adoption was immaterial as of October 1, 1994. Prior period financial statements have not been restated to reflect this change in accounting principle.

   Net cash provided by operating activities, consisting primarily of net income from operations and the increase in deferred revenue, totaled $62,853,000 for the six-month period ended April 1, 1995 compared with $43,689,000 for the corresponding period in fiscal 1994.

    Investing activities consist primarily of purchases and sales of short-term investments and additions to property and equipment. Net cash used by investing activities totaled $95,674,000 for the six-month period ended April 1, 1995, compared with net cash provided of $4,191,000 for the corresponding period in fiscal 1994. Net cash provided by financing activities, consisting primarily of proceeds from stock option exercises, was $11,045,000 and $6,436,000 for the six
months ended    April 1, 1995 and April 2, 1994, respectively.

   Due to the Company's strong cash position, the Company allowed a $5,000,000 unsecured demand line of credit with a bank to expire on January 31, 1995. There were no borrowings under this line during the six months ended April 1, 1995.

   On May 12, 1994, the Company announced that its Board of Directors had authorized a plan that allows the repurchase of its common stock. The plan authorizes the Company to acquire up to 3,000,000 shares of its common stock from time to time in the open market or through privately negotiated transactions. The Company had repurchased 157,000 shares through April 1, 1995, all of which were reissued by April 1, 1995 to satisfy stock option exercises and employee stock purchases under Company plans. During the six months ended April 1, 1995, the Company did not repurchase any of its shares of common stock. The total amount of cash required in current and future periods to repurchase the full number of shares authorized but not repurchased would be approximately $114,000,000 based upon the closing stock price on March 31, 1995. The Company expects to use available cash and cash generated from operations in future fiscal periods to fund any such repurchases.

   On April 12, 1995, the Company acquired substantially all of the assets and specified liabilities of the Conceptual Design and Rendering System ("CDRS") software business operated by the Design Software Division of Evans & Sutherland Computer Corporation for approximately $34,500,000 in cash, which was paid by the Company from its existing cash balances. The assets acquired consisted primarily of computer software and related intellectual property rights, contract and license rights, and computer equipment. The Company will make the required disclosures related to this acquisition upon the completion of the audit of the financial statements of CDRS and the valuation of the assets and liabilities acquired. The Company plans to integrate the products of the CDRS business with its current and future software product lines.

   The Company believes that existing cash and short-term investment balances together with cash generated from operations will be sufficient to meet the Company's working capital, financing and capital expenditure requirements through at least fiscal 1995.

                          Part II - OTHER INFORMATION


Item 4:  Submission of Matters to a Vote of Security Holders


   At the Annual Meeting of Stockholders of the Company held on February 9, 1995, the stockholders of the Company (1) elected Steven C. Walske and Michael
E. Porter as Class II directors of the Company to hold office until 1998 and until their successors are duly elected and qualified and no other nominations were made; (2) increased the number of shares of common stock authorized for issuance under the Company's 1987 Incentive Stock Option Plan from 18,996,000 to 21,396,000 and limited the number of shares that may be granted to any eligible employee under the Stock Option Plan in any fiscal year to 1,000,000 shares; (3) added a series of nine additional six-month offerings, commencing six months apart, beginning April 1, 1995 to the Company's 1991 Employee Stock Purchase Plan and increased the number of shares of Common Stock authorized for issuance under the Purchase Plan from 600,000 to 1,000,000; and (4) ratified the selection by the board of directors of Price Waterhouse LLP as the Company's independent accountants for the current fiscal year. The votes were as follows:

                                                            Votes withheld                  Broker
                                                 Votes for      or opposed  Abstentions  non-votes
                                                ----------  --------------  -----------  ---------
(1)    Election of directors:
        Steven C. Walske                        46,706,781         491,264         --         --
        Michael E. Porter                       46,711,189         486,856         --         --

(2)    1987 Incentive Stock Option Plan         36,288,090      10,682,591      140,923     86,441

(3)    1991 Employee Stock Purchase Plan        44,895,722       2,086,371      129,511     86,441

(4)    Ratification of independent accountants  47,060,643          32,116      105,286       --


Item 5:  Other Information


   On May 9, 1995, the Company reported that Mark J. Gallagher would be resigning from his positions as Senior Vice President of Finance and Administration, Chief Financial Officer and Treasurer effective June 30, 1995, but will remain with the Company through the end of the summer in order to facilitate his successor's transition.



Item 6:  Report on Form 8-K


   On March 10, 1995, the Company filed a Current Report on Form 8-K announcing the agreement to acquire substantially all of the assets and specified liabilities of the Conceptual Design and Rendering System ("CDRS") software business operated by the Design Software Division of Evans & Sutherland Computer Corporation for approximately $34,500,000 in cash.

                                   SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    PARAMETRIC TECHNOLOGY CORPORATION




Date:      May 15, 1995              by:  /S/ Mark J. Gallagher
                                          -----------------------
                                          Mark J. Gallagher
                                          Senior Vice President of Finance and
                                          Administration, Chief Financial
                                          Officer and Treasurer