Form 10-Q
period 1995-07-01
PARAMETRIC TECHNOLOGY CORP
filed 1995-08-15
CIK 857005

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934



For the Quarter Ended:  July 1, 1995      Commission File Number:   0-18059
                        ------------                                ----------



                       PARAMETRIC TECHNOLOGY CORPORATION
                       ---------------------------------
            (Exact name of registrant as specified in its charter)

        Massachusetts                               04-2866152
--------------------------------         ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


                    128 Technology Drive, Waltham, MA  02154
                    ----------------------------------------
          (Address of principal executive offices, including zip code)

                                  (617) 398-5000
                    ----------------------------------------
              (Registrant's telephone number, including area code)



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES    X     NO
                                    --------    --------


   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                      58,209,126
--------------------------------------           -------------------------------
               Class                               Outstanding at July 1, 1995


                          Total number of pages:  77

                       Exhibit Index appears on page 13

                       PARAMETRIC TECHNOLOGY CORPORATION


                                     INDEX
                                     -----

                                                                     Page
                                                                     ----
Part  I              Financial Information

          Item 1     Financial Statements

                     Consolidated Balance Sheet                        3
                      July 1, 1995 and September 30, 1994

                     Consolidated Statement of Income                  4
                      Three and nine months ended
                      July 1, 1995 and July 2, 1994

                     Consolidated Statement of Cash Flows              5
                     Nine months ended July 1, 1995 and
                     July 2, 1994

                     Notes to Consolidated Financial Statements        6


          Item 2     Management's Discussion and Analysis of           8
                     Financial Condition and Results of Operations

Part II              Other Information

          Item 5     Other Information                                11

          Item 6     Exhibits and Reports on Form 8-K                 11


Signature                                                             12

                       PARAMETRIC TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                             (amounts in thousands)

ASSETS                                                  July 1, 1995   September 30, 1994
                                                        ------------   ------------------
                                                         (unaudited)
Current assets:
  Cash and cash equivalents                                 $148,099             $138,622
  Short-term investments                                     124,732               68,847
  Accounts receivable, net of allowance for
   doubtful accounts of $2,513 and $2,034                     68,008               57,554
  Other current assets                                        12,477                5,933
                                                            --------             --------

     Total current assets                                    353,316              270,956

Property and equipment, net                                   15,911               12,822
Capitalized computer software costs, net                       4,761                1,182
Other assets                                                  24,576                2,030
                                                            --------             --------

     Total assets                                           $398,564             $286,990
                                                            ========             ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                     $ 15,151             $ 11,564
  Accrued compensation                                        16,172               14,577
  Deferred revenue                                            35,291               15,776
  Income taxes                                                 3,460                2,356
                                                            --------             --------

     Total current liabilities                                70,074               44,273

Deferred income taxes                                            679                  638

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000 shares
   authorized; none issued                                        --                   --
  Common stock, $.01 par value; 75,000 shares authorized;
     58,209 and 56,917 shares issued                             582                  569
  Additional paid-in capital                                 124,529               96,736
  Cumulative translation adjustments                           4,116                1,099
  Valuation allowance for investments                            100                   --
  Retained earnings                                          198,484              143,675
                                                            --------             --------

     Total stockholders' equity                              327,811              242,079
                                                            --------             --------

     Total liabilities and stockholders' equity             $398,564             $286,990
                                                            ========             ========


                The accompanying notes are an integral part of
                    the consolidated financial statements.

                       PARAMETRIC TECHNOLOGY CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                 (amounts in thousands, except per share data)
                                  (unaudited)

                                   Three months ended  Nine months ended
                                   July 1,   July 2,   July 1,   July 2,
                                     1995      1994      1995      1994
                                   --------  --------  --------  --------
Revenue:
  License                           $70,361   $49,591  $185,240  $137,832
  Service                            26,664    14,033    67,326    37,332
                                    -------   -------  --------  --------

     Total revenue                   97,025    63,624   252,566   175,164
                                    -------   -------  --------  --------

Cost of revenue:
  License                               255       246       912       640
  Service                             8,308     4,915    21,346    12,390
                                    -------   -------  --------  --------

     Total cost of revenue            8,563     5,161    22,258    13,030
                                    -------   -------  --------  --------

Gross profit                         88,462    58,463   230,308   162,134
                                    -------   -------  --------  --------

Operating expenses:
  Sales and marketing                40,464    24,678   102,942    68,847
  Research and development            5,491     3,644    14,274    10,673
  General and administrative          5,132     2,880    12,917     8,437
  Acquisition and related costs      19,000        --    19,000        --
                                    -------   -------  --------  --------

     Total operating expenses        70,087    31,202   149,133    87,957
                                    -------   -------  --------  --------

Operating income                     18,375    27,261    81,175    74,177

Other income, net                     2,598     1,173     6,312     3,001
                                    -------   -------  --------  --------

Income before income taxes           20,973    28,434    87,487    77,178

Provision for income taxes            7,802    10,634    32,678    28,865
                                    -------   -------  --------  --------

Net income                          $13,171   $17,800  $ 54,809  $ 48,313
                                    =======   =======  ========  ========

Net income per share                 $ 0.22    $ 0.30    $ 0.91    $ 0.82
                                     ======    ======    ======    ======

Weighted average number of common
 and dilutive common equivalent
 shares outstanding                  60,748    58,727    59,963    58,752
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

                       PARAMETRIC TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (amounts in thousands)
                                  (unaudited)

                                                    Nine Months Ended
                                                    ------------------
                                              July 1, 1995      July 2, 1994
                                              ------------      ------------
Cash flows from operating activities:
  Net income                                     $  54,809          $ 48,313
  Adjustments to reconcile net income
   to net cash provided by operating
    activities:
     Depreciation and amortization                   6,143             3,627
     Deferred income taxes                          (7,456)             (488)
     Charge for purchased research and
      development in process                        19,000                 -
     Changes in assets and liabilities, net
      of effects from acquisition:
      Increase in accounts receivable               (6,857)          (15,589)
      Increase in other current assets              (7,839)           (1,581)
      (Increase) decrease in other assets           (1,998)            3,401
      Increase in accounts payable and
       accrued expenses                              2,802             3,173
      Increase in accrued compensation               1,104             3,213
      Increase in income taxes                      10,108            17,029
      Increase in deferred revenue                  17,914             5,883
                                                 ---------          --------

  Net cash provided by operating activities         87,730            66,981
                                                 ---------          --------

Cash flows from investing activities:
  Additions to property and equipment, net          (7,293)           (5,570)
  Payment for acquisition of a business            (34,554)                -
  Additions to capitalized computer
   software costs                                     (997)             (762)
  Proceeds from sales of short-term
   investments                                     109,589            47,361
  Purchases of short-term investments             (165,374)          (38,446)
                                                 ---------          --------

  Net cash provided (used) by investing
   activities                                      (98,629)            2,583
                                                 ---------          --------

Cash flows from financing activities:
  Principal payments under capital lease
   obligations                                         (33)              (22)
  Proceeds from employee stock option and
   purchase plans                                   18,464            11,543
  Purchase of treasury stock                            --            (2,952)
                                                 ---------          --------

  Net cash provided by financing activities         18,431             8,569
                                                 ---------          --------

Effect of exchange rate changes on cash              1,945               463
                                                 ---------          --------

Net increase in cash and cash equivalents            9,477            78,596

Cash and cash equivalents at beginning of
 period                                            138,622            68,211
                                                 ---------          --------

Cash and cash equivalents at end of period       $ 148,099          $146,807
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

   The results of operations for the three-month and nine-month periods ended July 1, 1995 are not necessarily indicative of the results expected for the full fiscal year.

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

3. SUPPLEMENTAL CASH FLOW INFORMATION:

   The Company made income tax payments of $33,499,000 and $11,726,000 during the nine months ended July 1, 1995 and July 2, 1994, respectively.

4. LINE OF CREDIT:

   The Company had a $5,000,000 unsecured demand line of credit with a bank, which expired on January 31, 1995. There were no borrowings under this line during the nine months ended July 1, 1995.

5. ACQUISITION:

   On April 12, 1995, the Company acquired substantially all of the assets and specified liabilities of the Conceptual Design and Rendering System ("CDRS") software business operated by the Design Software Division of Evans & Sutherland Computer Corporation for approximately $34,500,000 in cash, which was paid by the Company from its existing cash balances. The acquisition has been accounted for as a purchase. The purchase price has been allocated to the assets acquired, including certain intangible assets, such as purchased computer software and research and development in process, based on their respective fair values. The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill ($7,700,000), which is being amortized on a straight-line basis over 7 years. In conjunction with the acquisition in the third quarter, the Company recorded a non-recurring charge of $19,000,000 ($11,900,000 net of tax benefits or $0.19 per share) related to the write-off of purchased research and development in process. CDRS's results of operations have been included in the consolidated results of operations since the date of acquisition.

   The following pro forma summary presents the consolidated results of operations of the Company as if the acquisition of CDRS had occurred as of the beginning of the periods presented, after giving effect to certain adjustments, including amortization of goodwill and other intangibles, decreased interest income related to cash used to finance the acquisition and related income tax effects. The summary excludes the non-recurring charge of $19,000,000. Pro forma results of operations for the nine months ended July 1, 1995 include CDRS's results of operations for the period from October 1, 1994 through April 11, 1995. Pro forma results of operations for the nine months ended July 2, 1994 include CDRS's results of operations for the nine months ended September 30, 1994. These pro forma results are not necessarily indicative of those that would have occurred had the acquisition taken place as of the beginning of the periods presented.



                                                   Nine months ended
                                          -----------------------------------
                                          July 1, 1995           July 2, 1994
                                     (amounts in thousands, except per share data)
Revenue                                     $254,953               $181,092
Net income                                  $ 63,384               $ 46,866
Net income per share                        $   1.06               $   0.80

6. SUBSEQUENT EVENT:

   On August 1, 1995, the Company completed its aquisition of Rasna(R) Corporation ("Rasna"), a privately held company headquartered in San Jose, California. Under the terms of the merger agreement, the Company issued approximately 3,800,000 shares of its common stock to the shareholders of Rasna and substituted approximately 500,000 Parametric Technology stock options for existing Rasna stock options. The merger will be accounted for on a pooling-of-interests basis. All future consolidated financial statements will be restated for periods ending prior to the merger to include the historical results of operations of both the Company and Rasna.

   Revenue and net income of the separate companies for the nine-month periods preceding the pooling are as follows:



                                                   Nine months ended
                                          -----------------------------------
                                          July 1, 1995           July 2, 1994
                                                 (amounts in thousands)
Revenue
   Parametric Technology Corporation        $252,566               $175,164
   Rasna Corporation                        $ 22,500               $ 15,591

Net income
   Parametric Technology Corporation        $ 54,809               $ 48,313
   Rasna Corporation                        $  2,267               $  1,285


   The information provided above is not necessarily indicative of the results of operations that would have occurred if the merger had been consummated at the beginning of the periods presented, nor is it necessarily indicative of future operating results.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

   Revenue, including license and service revenues, for the three-month and nine-month periods ended July 1, 1995 was $97,025,000 and $252,566,000, respectively, compared with $63,624,000 and $175,164,000 for the three-month and nine-month periods ended July 2, 1994. These totals represent increases of 52% for the three-month period and 44% for the nine-month period over the corresponding periods in fiscal 1994. The increase in license revenue results from an increase in the number of seats of software licensed for both the three-month and nine-month periods and from a higher price realized per seat for the three-month period. A seat of software generally consists of the Company's core product, Pro/ENGINEER(R), together with several other software modules, configured to serve the needs of a single concurrent user. The number of seats of software licensed during the three-month and nine-month periods ended July 1, 1995 were approximately 3,800 and 10,500, compared with approximately 2,900 and 7,800 seats during the same periods in fiscal 1994. The increase in the number of seats licensed was achieved due to continued market penetration of the Company's products. The average price per seat during the three months and nine months ended July 1, 1995 was $18,500 and $17,600, compared with an average price of $17,100 and $17,700 for the same periods in fiscal 1994. Service revenue is derived from the sale of software maintenance contracts and the performance of training and consulting services. This revenue increased during the three-month and nine-month periods ended July 1, 1995 over the corresponding periods in fiscal 1994 as a result of the growth in the Company's installed customer base. Revenue outside of North America accounted for 52% and 51% of revenue for the three-month and nine-month periods ended July 1, 1995 compared with 47% and 44% for the same periods in fiscal 1994. The Company expects that total revenue will continue to increase throughout fiscal 1995 from continued market penetration, and that international revenue will continue to account for a significant portion of that total growth.

   The number of worldwide employees increased 43% to 1,703 at July 1, 1995 compared with 1,193 at July 2, 1994. Employment increased significantly to support higher revenues and international expansion, with the largest portion of this growth occurring in the sales and marketing department and employees associated with cost of revenue activities.

   Cost of license revenue consists of the amortization of capitalized computer software costs as well as material and overhead costs. Cost of service revenue includes the costs associated with training, software maintenance and consulting revenues. Combined, these expenses increased to $8,563,000 and $22,258,000 for the three-month and nine-month periods ended July 1, 1995 from $5,161,000 and $13,030,000 for the corresponding periods in fiscal 1994. Total cost of revenue as a percentage of revenue increased to 9% for the three-month and nine month periods ended July 1, 1995 from 8% and 7% in the corresponding periods in fiscal 1994. The absolute and percentage increases in total cost of revenue resulted primarily from the growth in staffing necessary to generate increased service revenue. Cost of service revenue, which is the largest portion of total cost of revenue, increased 69% and 72% during the three-month and nine-month periods ended July 1, 1995 from the corresponding periods in fiscal 1994, while the associated revenue increased 90% and 80%.

   Sales and marketing expenses increased to $40,464,000 and $102,942,000 for the three-month and nine-month periods ended July 1, 1995 from $24,678,000 and $68,847,000 for the corresponding periods in fiscal 1994. The increase in these expenses was due principally to worldwide expansion of the sales force and sales commissions associated with higher revenue. Sales and marketing expenses as a percentage of revenue increased to 42% and 41% for the three-month and nine-month periods ended July 1, 1995, compared with 39% for the comparable periods in fiscal 1994. International sales and marketing expenses represented 56% and 54% of total sales and marketing expenses for the three-month and nine-month periods ended July 1, 1995 compared with 50% and 46% for the comparable periods in fiscal 1994. The Company expects to continue the growth of its worldwide sales and marketing organization, reflecting the Company's commitment to expand its global market penetration.

   The Company continued to make investments in research and development, consisting primarily of salaries, benefits and the costs of computer equipment. Research and development expenses increased to $5,491,000 and $14,274,000 for the three-month and nine-month periods ended July 1, 1995 from $3,644,000 and $10,673,000 for the corresponding periods in fiscal 1994. Research and development expenses as a percentage of revenue was 6% for the three-month and nine-month periods ended July 1, 1995 and July 2, 1994. The absolute increase in these expenses resulted primarily from growth in the research and development staff.

   Software development costs of $375,000 and $997,000 have been capitalized during the three-month and nine-month periods ended July 1, 1995 in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," compared with $302,000 and $762,000 in the corresponding periods in fiscal 1994. The amounts capitalized represent 6% and 7% of total research and development costs (including capitalized amounts) for the three-month and nine-month periods in fiscal 1995, compared with 8% and 7% during the same periods in fiscal 1994. Capitalized computer software costs are amortized over the economic useful lives of the related products, typically three years.

   General and administrative expenses include the costs of corporate, finance, human resources and administrative functions of the Company. These expenses increased to $5,132,000 and $12,917,000 for the three-month and nine-month periods ended July 1, 1995 from $2,880,000 and $8,437,000 for the corresponding periods in fiscal 1994, while remaining the same as a percentage of revenue at 5%. The absolute increase in these expenses was primarily due to the hiring of additional employees necessary to support the Company's worldwide growth.

   The Company recorded in the third quarter a non-recurring charge of $19,000,000 related to the write-off of purchased research and development in process associated with the acquisition of CDRS discussed below under Liquidity and Capital Resources.

   Other income, net, primarily includes interest income and expense and foreign currency gains and losses. Interest income increased to $7,009,000 for the nine-month period ended July 1, 1995 compared with $3,115,000 for the corresponding period in fiscal 1994 due primarily to higher interest-bearing cash and short-term investment balances, which resulted from positive cash flows from operations and proceeds from stock option exercises, and rising interest rates. The Company recognized $360,000 in foreign currency losses for the nine-month period ended July 1, 1995 compared with losses of $43,000 during the same period in fiscal 1994.

   The Company's effective tax rate for the nine-month period ended July 1, 1995 was 37.35%, compared with 37.4% for the same period in fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

   As of July 1, 1995, the Company had $148,099,000 of cash and cash equivalents and $124,732,000 of short-term investments. Effective October 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). Under this standard, the Company's investments were classified as available-for-sale. In accordance with FAS 115, investments classified as available-for-sale are reported at fair market value and any unrealized gains or losses are recorded as part of stockholders' equity. The cumulative effect of this adoption was immaterial as of October 1, 1994. Prior period financial statements have not been restated to reflect this change in accounting principle.

   Net cash provided by operating activities, consisting primarily of net income from operations, the non-recurring charge for purchased research and development in process and the increase in deferred revenue, totaled $87,730,000 for the nine-month period ended July 1, 1995 compared with $66,981,000 for the corresponding period in fiscal 1994.

    Investing activities consist primarily of purchases and sales of short-term investments, additions to property and equipment, and acquisition of a business. Net cash used by investing activities totaled $98,629,000 for the nine-month period ended July 1, 1995, compared with net cash provided of $2,583,000 for the corresponding period in fiscal 1994. Net cash provided by financing activities, consisting primarily of proceeds from stock option exercises, was $18,431,000 and $8,569,000 for the nine months ended July 1, 1995 and July 2, 1994, respectively.

   Due to the Company's strong cash position, the Company allowed a $5,000,000 unsecured demand line of credit with a bank to expire on January 31, 1995. There were no borrowings under this line during the nine months ended July 1, 1995.

   On May 12, 1994, the Company announced that its Board of Directors had authorized a plan that allows the repurchase of its common stock. The plan authorizes the Company to acquire up to 3,000,000 shares of its common stock from time to time in the open market or through privately negotiated transactions. The Company had repurchased 157,000 shares through July 1, 1995, all of which were reissued by July 1, 1995 to satisfy stock option exercises and employee stock purchases under Company plans. During the nine months ended July 1, 1995, the Company did not repurchase any of its shares of common stock. The total amount of cash required in current and future periods to repurchase the full number of shares authorized but not repurchased would be approximately $141,400,000 based upon the closing stock price on June 30, 1995. The Company expects to use available cash and cash generated from operations in future fiscal periods to fund any such repurchases.

   On April 12, 1995, the Company acquired substantially all of the assets and specified liabilities of the Conceptual Design and Rendering System ("CDRS") software business operated by the Design Software Division of Evans & Sutherland Computer Corporation for approximately $34,500,000 in cash, which was paid by the Company from its existing cash balances. The acquisition has been accounted for as a purchase. The purchase price has been allocated to the assets acquired, including certain intangible assets, such as purchased computer software and research and development in process, based on their respective fair values. The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill ($7,700,000), which is being amortized on a straight-line basis over 7 years. In conjunction with the acquisition in the third quarter, the Company recorded a non-recurring charge of $19,000,000 ($11,900,000 net of tax benefits or $0.19 per share) related to the write-off of purchased research and development in process. CDRS's results of operations have been included in the consolidated results of operations since the date of acquisition.

   On August 1, 1995, the Company completed its aquisition of Rasna(R) Corporation ("Rasna"), a privately held company headquartered in San Jose, California. Under the terms of the merger agreement, the Company issued approximately 3,800,000 shares of its common stock to the shareholders of Rasna and substituted approximately 500,000 Parametric Technology stock options for existing Rasna stock options. The merger will be accounted for on a pooling-of-interests basis.

   The Company believes that existing cash and short-term investment balances together with cash generated from operations will be sufficient to meet the Company's working capital, financing and capital expenditure requirements through at least calendar 1995.

                          Part II - OTHER INFORMATION


Item 5:  Other Information


   On August 1, 1995, the Company merged with Rasna, a California corporation, pursuant to an Agreement and Plan of Merger dated as of May 30, 1995 by and among the Company, Rasna and the principal shareholders of Rasna (the "Agreement"). Following the merger, the Company continued as the surviving corporation and the separate corporate existence of Rasna ceased.

   Under the terms of the Agreement, the Company issued approximately 3,800,000 shares of its common stock to the shareholders of Rasna and substituted approximately 500,000 Parametric Technology stock options for existing Rasna stock options. The merger will be accounted for on a pooling-of-interests basis. The terms of the transaction resulted from arms-length negotiations between representatives of Rasna and the Company and are more fully set forth in the Agreement filed as Exhibit 2.1 hereto.

   Rasna developed a line of integrated software products for mechanical computer-aided engineering. The Company plans to integrate the products of Rasna with its current and future software product lines.



Item 6:  Exhibits and Reports on Form 8-K

   (a)  Exhibits
        --------

   2.1 Agreement and Plan of Merger dated as of May 30, 1995 among the Company, Rasna and certain shareholders of Rasna. Pursuant to Item 601(b)(2) of Regulation S-K, the disclosure schedules referred to in the Agreement are omitted. The Company hereby undertakes to furnish supplementally a copy of any omitted schedule to the Commission upon request.

   10.23  Employment Agreement with Mark J. Gallagher dated as of June 30, 1995.

   (b)  Reports on Form 8-K
        -------------------

   On April 25, 1995, the Company filed a Current Report on Form 8-K announcing the acquisition of substantially all of the assets and specified liabilities of the CDRS software business operated by the Design Software Division of Evans & Sutherland Computer Corporation for approximately $34,500,000 in cash. On June 23, 1995, the Company filed a Current Report on Form 8-K/A providing the financial statements and exhibits related to the acquisition of CDRS.

   On June 7, 1995, the Company filed a Current Report on Form 8-K announcing the agreement to merge Rasna into the Company.

                                   SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    PARAMETRIC TECHNOLOGY CORPORATION




Date:      August 14, 1995
                                         by:  /S/ James F. Kelliher
                                            ---------------------------------
                                          James F. Kelliher
                                          Vice President of Finance and
                                          Principal Financial Officer

                                 EXHIBIT INDEX

Exhibit No.                       Description
-----------                       -----------

2.1 Agreement and Plan of Merger dated as of May 30, 1995 among Parametric Technology Corporation, Rasna Corporation and certain shareholders of Rasna Corporation; filed herewith.

10.23 Employment Agreement with Mark J. Gallagher dated as of June 30, 1995; filed herewith.