Form 10-K
period 1995-09-30
PARAMETRIC TECHNOLOGY CORP
filed 1995-12-28
CIK 857005

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


              For the Fiscal Year Ended: SEPTEMBER 30, 1995
                                         ------------------

                       Commission File Number:    0-18059
                                                -----------

                       PARAMETRIC TECHNOLOGY CORPORATION
                       ---------------------------------
            (Exact name of registrant as specified in its charter)

        MASSACHUSETTS                                   04-2866152
-------------------------------        -----------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                   128 TECHNOLOGY DRIVE, WALTHAM, MA  02154
                   ----------------------------------------
         (Address of principal executive offices, including zip code)

                                (617) 398-5000
                     ------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to            Securities registered pursuant to
Section 12(b) of the Act:                    Section 12(g) of the Act:

            None                          COMMON STOCK, $.01 PAR VALUE PER SHARE
                                          --------------------------------------
                                                     (Title of Class)

     Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                      YES      X       NO __________
                          -----------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of October 31, 1995 was $2,916,175,994.


     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Common Stock, $.01 par value per share                 62,997,238
     --------------------------------------     --------------------------------
                  Class                          Outstanding at October 31, 1995

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 1995 are incorporated by reference into Parts I and II.

     Portions of the definitive 1996 Proxy Statement in connection with the Annual Meeting of Stockholders to be held February 8, 1996 are incorporated by reference into Part III.

                       Exhibit Index appears on page 10

                                    PART I

ITEM 1:   Business

                                    General

Parametric Technology Corporation (the "Company") develops, markets and supports seven families of integrated software products which automate the design-through-manufacturing process for the mechanical computer-aided design, manufacturing and engineering ("CAD/CAM/CAE") industry. Mechanical CAD/CAM/CAE is a complex, iterative process encompassing a broad spectrum of distinct engineering disciplines which is essential to the development of virtually all manufactured products, ranging from consumer products to jet aircraft. All manufacturers compete on the basis of cost, time to market and product performance criteria, which are significantly affected by the quality and length of the design process. The Company's mechanical CAD/CAM/CAE products offer a high-performance, fully integrated solution which enables end-users to reduce the time to market and manufacturing costs for their products and, through the easy evaluation of multiple design alternatives, to improve product quality.
The Company believes that its Pro/ENGINEER(R) product line offers better price/performance, greater ease of use, and more complete integration of multiple engineering disciplines than other available mechanical CAD/CAM/CAE products.

The Company's Pro/ENGINEER product line is based on an innovative software architecture that incorporates a unique parametric, feature-based solid modeling technology. The Company's Pro/ENGINEER software uses a single data structure to capture changes made in any stage of the design-through-manufacturing process and to automatically update designs and all engineering deliverables. The single data structure allows all changes to be propagated automatically throughout the design and manufacturing process, thus enabling users to integrate multiple engineering activities in the mechanical design process and conduct them on a concurrent basis. In addition, as a result of the data structure of the Company's products, engineers can create, process, modify and store designs quickly and easily, in a highly efficient manner. The Company believes that although certain competitors offer products which integrate the mechanical CAD/CAM/CAE process by means of data file transfers of static geometric expressions of a design, there are no competitive products which offer the degree of automatic engineering change propagation provided by Pro/ENGINEER software.

The Company's product line currently consists of its core product, Pro/ENGINEER, first shipped in January 1988, and 50 modules for use in conjunction with it, depending on the individual needs of each customer. The modules are grouped in the following product families: Pro/ENGINEER, a unique, fully associative suite of mechanical design automation software which includes application-specific products which address the complete spectrum of product-development activities; Pro/ACCESS(TM) which enables companies to leverage product information from a variety of sources in the Pro/ENGINEER environment; Pro/CDRS(TM) (Conceptual Design and Rendering System) which enables product developers to easily create, evaluate and modify multiple concept models and supports the seamless integration of conceptual design into the overall design-through-manufacturing cycle; Pro/JR.(TM), the entry-level version of the Pro/ENGINEER family, which enables the design-through-documentation of both machined and common plastic parts and assemblies for the customer migrating from 2D CAD to the capabilities of 3D solid modeling; Pro/MANUFACTURING(TM) which completes a single-source solution to a company's design-through-manufacturing requirements based on Pro/ENGINEER's associativity between the design and manufacturing disciplines; Pro/MECHANICA(TM) which enables engineers to model product function in a single desktop environment and to easily and repeatedly analyze and optimize a product design throughout the development cycle; and Pro/PDM(TM) which helps users effectively manage the concurrent engineering environment made possible by Pro/ENGINEER. The Company offers its product families in various packages of software modules which provide users flexibility in meeting their design environment requirements.

The Pro/ENGINEER product line runs on all major UNIX(R) and Microsoft(R) Windows(R) NT and Windows 95 Workstation Operating System platforms, and is hardware-independent. The product is written in C programming language, which allows for portability from one standard workstation to another.

The Pro/ENGINEER product line primarily competes in the high-end of the mechanical CAD/CAM/CAE market.

                                 Acquisitions

On April 12, 1995, the Company acquired substantially all of the assets and specified liabilities of the Conceptual Design and Rendering System ("CDRS") software business operated by the Design Software Division of Evans & Sutherland Computer Corporation for a net amount of approximately $33,507,000 in cash, which was paid by the Company from its existing cash balances. The acquisition has been accounted for as a purchase.

On August 1, 1995, the Company acquired Rasna Corporation ("Rasna"), a developer and marketer of software products for mechanical computer-aided engineering, by merging it into the Company pursuant to an Agreement and Plan of Merger dated as of May 30, 1995. Based on the number of shares of Rasna common stock outstanding at August 1, 1995, the Company issued approximately 3,793,000 shares of common stock and reserved approximately 522,000 shares of its common stock for outstanding Rasna stock options assumed. The merger was accounted for as a pooling of interests.

                              Product Development

The mechanical CAD/CAM/CAE industry is characterized by rapid technological advances. Accordingly, the Company's future success will depend upon its ability to enhance its current products and develop and introduce new products and modules which keep pace with technological developments and address increasingly sophisticated needs of its customers. The Company believes that its technological leadership will be maintained through continued expansion of the scope of applications of its Pro/ENGINEER product family, expansion of the functionality set of each of the acquired technologies, and the full integration of all of the product families. The Company's ability to develop new products rapidly is facilitated by the modular structure of its software code, which enables functional subroutines used in existing products to be accessed and utilized by new software modules, thereby reducing the amount of new code required to develop additional products. The major benefit of this approach is rapid development of new functionality. The Company intends to focus its ongoing product development efforts on additional products within the Pro/ENGINEER product family, including tools for manufacturing and quality assurance engineers, functionality for balancing the form, fit, and functional needs of our customers' products, and tools to manage all of the resulting engineering data. The Company intends to further accelerate these efforts to provide a completely integrated suite of tools for our customers. There can be no assurance, however, that the Company will be successful in developing and marketing product enhancements or new products and modules that respond to technological changes by others, or that its new products will adequately address the needs of the marketplace.

The Company's practice has been to issue two major releases of its product line per year, each of which has generally included several new modules. In connection with each release, the Company works closely with its customers to define improvements and enhancements, which are then integrated into the products. Using this approach, customers become involved in the product design process to validate feasibility and to influence functionality early in the product's life-cycle. In addition, the Company's Cooperative Software Program ("CSP") provides the mechanisms and environment to facilitate the integration of complementary products with the Pro/ENGINEER product line. Through the Company's open software toolkit, the CSP members can build tightly integrated solutions that satisfy various requirements of the Company's customers.

As of September 30, 1995, the Company's product development was performed by 340 employees at its Waltham, Massachusetts, headquarters; its San Jose, California and Salt Lake City, Utah offices; and abroad. The development group includes experts in mechanical engineering, advanced mathematical techniques, database structures and operating systems technology.

During the years ended September 30, 1995, 1994 and 1993, the Company incurred expenses of $25,591,000, $19,882,000 and $14,633,000, respectively, on research and development. Software development costs of $1,132,000 (excluding $3,400,000 of purchased software from CDRS) in fiscal 1995, $912,000 in fiscal 1994 and $619,000 in fiscal 1993 have been capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed."

                                     Sales

The Company focuses its marketing and sales efforts primarily on the electronics, aerospace, automotive, consumer products and telecommunications industries. The Company believes that the broadest possible market can best be addressed through a multi-channel distribution network. The Company derives more than 85% of its revenue from products distributed directly to its customers and the remainder through value-added resellers. The Company's sales force manages the activities of all distribution channels within a geographic area and earns commissions on revenue from all channels. The Company believes that this mix of distribution channels addresses the differing sales and support needs of a broad customer base.

As of September 30, 1995, the Company's sales and marketing organization consisted of 521 people in the United States and 577 people abroad. The Company has sales and/or support offices located in 68 cities across the United States and in 70 cities in 23 foreign countries.

Since inception, the Company has licensed software products for approximately 49,000 seats to nearly 8,200 companies. A seat of software generally consists of the Company's core product, Pro/ENGINEER, together with several other software modules, configured to serve the needs of a single end-user. End-users of the Company's products range from small companies to some of the world's largest manufacturing organizations. No single customer accounted for more than 10% of the Company's revenue in fiscal 1995.

Information with respect to foreign and domestic operations and export sales may be found in Note M to the Consolidated Financial Statements of the Annual Report to Stockholders for the fiscal year ended September 30, 1995 ("1995 Annual Report to Stockholders"), which is filed as Exhibit 13.1 to this Annual Report on Form 10-K and incorporated herein by reference.

                                  Competition

The mechanical CAD/CAM/CAE industry is highly competitive, and is characterized by rapidly advancing technology. In order to maintain or improve its position in this industry, the Company must continue to enhance its current products and develop, in a timely fashion, new products which address the rapidly changing needs of the marketplace.

The Company competes most directly with the CADAM(R) and CATIA(R) products marketed by IBM(R), the CADDS(R) product marketed by Computervision Corporation, the UNIGRAPHICS(R) product marketed by EDS, the I/EMS(TM) product marketed by Intergraph Corporation and the I-DEAS Master Series(TM) product marketed by
Structural Dynamics Research Corporation.   The Company's future success will
depend in a large part on its ability to further penetrate its installed customer base as well as the installed customer bases of traditional mechanical CAD/CAM/CAE suppliers. No assurance can be given that the Company will be able to compete successfully against current and future sources of competition or that competitive pressures faced by the Company will not adversely affect its profitability or financial performance.

The Company believes that the principal bases for competition in its markets are product functionality, price/performance characteristics, product portability, ease of product use, sales and marketing strength, support services and corporate reputation. In addition, the Company is aware of ongoing efforts by competitors to emulate the performance and functionality of the Company's products, and there can be no assurance that competitors will not develop technology equivalent or superior to that of the Company.

                              Proprietary Rights

The Company's success is dependent upon its proprietary software technology.
The Company relies on a combination of contracts and copyright and trade secret laws to establish and protect its proprietary rights in its technology. The Company distributes its products under software license agreements, which grant customers perpetual licenses to, rather than ownership of, the Company's products and which contain various provisions protecting the Company's ownership of and the confidentiality of the underlying technology. The Company also limits access to and distribution of its software, documentation and other proprietary information. The source code of the Company's products is protected as a trade secret and as an unpublished copyright work. Despite these precautions, it may be possible to copy or otherwise obtain and use the Company's products or technology without authorization. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries.

The Company believes that, due to the rapid pace of innovation within its industry, factors such as the technological and creative skills of its personnel are more important to establishing and maintaining a technology leadership position within the industry than are the various legal protections surrounding its technology. The Company believes that its products and technology do not infringe any existing proprietary rights of others, although there can be no assurance that third parties will not assert infringement claims in the future.

Pro/ENGINEER, the PTC logo and the "Pro/" family of marks are registered trademarks or trademarks of the Company in the United States and in foreign countries.

                                    Backlog

The Company generally ships its products within 30 days after acceptance of a customer purchase order and execution of a software license agreement. Accordingly, the Company does not believe that its backlog at any particular point in time is indicative of future sales levels.

                                   Employees

The Company's success depends upon its ability to attract and retain highly skilled technical, managerial and sales personnel. Competition for such personnel in the computer industry in general, and the mechanical CAD/CAM/CAE industry in particular, is intense. Although the Company has not experienced any significant difficulty to date in attracting and retaining skilled personnel, there can be no assurance that the Company will be successful in attracting and retaining the personnel it requires to continue to grow and operate profitably, both domestically and internationally.

As of September 30, 1995, the Company had 1,960 employees, including 1,098 in sales, marketing and support activities; 338 in customer support, training and consulting; 184 in management, finance and administration; and 340 in product development. Of these employees, 1,151 were located in the United States and 809 were located in foreign countries.

ITEM 2:   Properties

The Company's executive offices are located in approximately 251,000 square feet of office space in Waltham, Massachusetts. This space, which is also used for sales and research and development, is leased for an annual rent of approximately $4,960,000. The Company also leases 139 additional sales and/or support offices and development offices in the United States and, through its wholly-owned subsidiaries, abroad. The Company believes that its facilities are adequate for its present needs, but will continue to evaluate the need for additional space as the growth of the business requires.

ITEM 3:   Legal Proceedings

Not applicable.

ITEM 4:   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the last quarter of fiscal 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company as of December 22, 1995 were as follows:

     Name                          Age                                 Position
     ----                          ---                                 --------
     Steven C. Walske              43             Chairman of the Board of Directors and Chief Executive Officer
     C. Richard Harrison           40             President and Chief Operating Officer
     Edwin J. Gillis               47             Senior Vice President of Finance and Administration, Chief
                                                  Financial Officer and Treasurer
     Marc J.L. Dulude              35             Senior Vice President of Marketing
     Thomas W. Jensen, Ph.D.       42             Senior Vice President of Research and Development
     David M. Lear                 38             Senior Vice President of Quality and Customer Service
     Michael E. McGuinness         35             Senior Vice President of Sales and Distribution
     Martha L. Durcan              36             Vice President of Administration, Corporate Counsel and Clerk
     James F. Kelliher             36             Vice President of Finance and Assistant Treasurer
     John G. Mokas                 36             Controller

Mr. Walske has been Chairman of the Board of Directors since August 1994 and Chief Executive Officer and a director of the Company since he joined the Company in December 1986. Mr. Walske was President of the Company from December 1986 to August 1994 and Clerk of the Company from December 1986 to February 1993.

Mr. Harrison has been President and Chief Operating Officer since August 1994. Prior to that, Mr. Harrison served as Senior Vice President of Sales and Distribution from September 1991 until August 1994 and as Vice President of Sales and Distribution from May 1987 until September 1991.

Mr. Gillis has been Senior Vice President of Finance and Administration, Chief Financial Officer and Treasurer since October 1995. Prior to joining the Company, Mr. Gillis was Senior Vice President of Finance and Operations and Chief Financial Officer at Lotus Development Corporation from August 1991 until September 1995, and a partner at Coopers & Lybrand L.L.P. from August 1984 to August 1991.

Mr. Dulude has been Senior Vice President of Marketing since October 1995.
Prior to that, Mr. Dulude served as Vice President of Technical Marketing from May 1994 to October 1995, Director of Technical Marketing from April 1993 to May 1994, and Director of Customer Engineering Support from December 1991 to April 1993. Prior to joining the Company, Mr. Dulude held various positions at Bell Northern Research from September 1987 until November 1991.

Dr. Jensen has been Senior Vice President of Research and Development since he joined the Company in April 1995. Prior to joining the Company, Dr. Jensen was Vice President and General Manager from May 1993 until April 1995 and Director of Research and Development from July 1986 until May 1993 of the Industrial Design Product/Business Group at Evans & Sutherland Computer Corporation.

Mr. Lear has been Senior Vice President of Quality and Customer Service since December 1994. Prior to that, Mr. Lear had served as Vice President of Customer Support Services from May 1994 to December 1994, Director of Customer Support/Quality Control from April 1992 to May 1994, and Manager of Quality Control from October 1989 to April 1992.

Mr. McGuinness has been Senior Vice President of Sales and Distribution since September 1994. Prior to that, Mr. McGuinness had served as Vice President of North American Sales Operations from October 1991 to September 1994 and Director of Eastern Sales from March 1989 to October 1991.

Ms. Durcan has served as Vice President of Administration since October 1993, Corporate Counsel since joining the Company in March 1992 and as Clerk since February 1993. Prior to joining the Company, Ms. Durcan was an associate with the law firm of Goodwin, Procter & Hoar from September 1989 to March 1992.

Mr. Kelliher has been Vice President of Finance since December 1994. Prior to that, Mr. Kelliher had served as Director of Corporate Finance from November 1994 to December 1994, Chief Financial Officer of Europe from May 1993 to November 1994, Manager of Finance and Assistant International Controller from February 1992 to May 1993, and Manager of Budget and Analysis from October 1991 to February 1992. Prior to joining the Company, Mr. Kelliher was Corporate Controller at Groundwater Technology Inc. from October 1989 to September 1991.

Mr. Mokas has been Controller since he joined the Company in August 1993. Prior to joining the Company, Mr. Mokas was a manager at Coopers & Lybrand L.L.P. from May 1988 to July 1993.

                                    PART II

ITEM 5:   Market for Registrant's Common Equity and Related Stockholder Matters

Information with respect to this item may be found in the sections captioned "Quarterly Financial Information" and "Supplemental Financial Information" appearing in the 1995 Annual Report to Stockholders. Such information is incorporated herein by reference.

ITEM 6:   Selected Financial Data

Information with respect to this item may be found in the section captioned "Five Year Summary of Selected Financial Data" appearing in the 1995 Annual Report to Stockholders. Such information is incorporated herein by reference.

ITEM 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

Information with respect to this item may be found in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of
Operations" appearing in the 1995 Annual Report to Stockholders.   Such
information is incorporated herein by reference.

ITEM 8:   Financial Statements and Supplementary Data

Information with respect to this item may be found on pages 24 through 35 and in the section entitled "Quarterly Financial Information" appearing in the 1995
Annual Report to Stockholders.   Such information is incorporated herein by
reference.

ITEM 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 17, 1995, the Board of Directors of the Company, upon recommendation of its Audit Committee, approved a change in the Company's independent accountants from Price Waterhouse LLP to Coopers & Lybrand L.L.P. effective for the fiscal year ending September 30, 1996.

Price Waterhouse LLP has served as the Company's independent accountants for the four most recent fiscal years. During these periods, the Company did not have any disagreements with Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, nor did any reports issued by Price Waterhouse LLP contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.


                                   PART III

ITEM 10:  Directors and Executive Officers of the Registrant

Information with respect to directors of the Company may be found in the sections captioned "Election of Directors" and "Section 16(a) Reporting Delinquency" appearing in the 1996 Proxy Statement. Such information is incorporated herein by reference. Information with respect to Executive Officers of the Company may be found under the section captioned "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

ITEM 11:  Executive Compensation

Information with respect to this item may be found in the sections captioned "Director Compensation" and "Compensation of Executive Officers" appearing in the 1996 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12:  Security Ownership of Certain Beneficial Owners and Management

Information with respect to this item may be found in the section captioned "Principal Stockholders" appearing in the 1996 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13:  Certain Relationships and Related Transactions

Not applicable.

                                    PART IV

ITEM 14:  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Documents Filed as Part of Form 10-K
     1.   Financial Statements
          -Consolidated Balance Sheet as of September 30, 1995 and 1994* -Consolidated Statement of Income for the years ended September 30,
           1995, 1994 and 1993*
          -Consolidated Statement of Stockholders' Equity for the years ended
           September 30, 1995, 1994 and 1993*
          -Consolidated Statement of Cash Flows for the years ended September
           30, 1995, 1994 and 1993*
          -Notes to Consolidated Financial Statements*
          -Report of Independent Accountants for the years ended September 30,
           1995, 1994 and 1993*
          -Independent Auditors' Report for Rasna Corporation as of December 31,
           1994 and for the years ended December 31, 1994 and 1993
     2.   Financial Statement Schedules
          -Report of Independent Accountants for the years ended September 30,
           1995, 1994 and 1993
          -Schedule II - Valuation and Qualifying Accounts
          -Schedules other than the one listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.
     3.   Listing of Exhibits
          The Exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding such Exhibits, and are incorporated herein by reference.

(b)  Reports on Form 8-K
     None.

(c)  Exhibits
     The Company hereby files as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index.

(d)  Financial Statement Schedules
     The Company hereby files as part of this Annual Report on Form 10-K the financial statement schedule listed in Item 14(a)2 as set forth above.

______
*Referenced information is contained in the 1995 Annual Report to Stockholders, filed as Exhibit 13.1 hereto.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of December, 1995.

                                      PARAMETRIC TECHNOLOGY CORPORATION


                                      By   /S/  Steven C. Walske
                                           -----------------------------------
                                           Steven C. Walske, Chairman and Chief
                                           Executive Officer

                               POWER OF ATTORNEY
                               -----------------


We, the undersigned officers and directors of Parametric Technology Corporation, hereby severally constitute Edwin J. Gillis and Martha L. Durcan, Esq., and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below any and all subsequent amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on the 27th day of December, 1995.

Signature                              Title
---------                              -----
/S/ Steven C. Walske               Chief Executive Officer and Chairman of the Board
--------------------
Steven C. Walske                   (Principal Executive Officer)


/S/ C. Richard Harrison            President, Chief Operating Officer and Director
-----------------------
C. Richard Harrison


/S/ Edwin J. Gillis                Senior Vice President of Finance and Administration,
-------------------
Edwin J. Gillis                    Chief Financial Officer and Treasurer
                                   (Principal Financial Officer and Principal Accounting Officer)


/S/ Robert N. Goldman              Director
---------------------
Robert N. Goldman


/S/ Donald K. Grierson             Director
----------------------
Donald K. Grierson


/S/ Oscar B. Marx, III             Director
----------------------
Oscar B. Marx, III


/S/ Michael E. Porter              Director
---------------------
Michael E. Porter


/S/ Noel G. Posternak              Director
---------------------
Noel G. Posternak

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT
NUMBER
------

2.1            -    Asset Purchase Agreement dated as of March 1, 1995 among
                    Parametric Technology Corporation, a Massachusetts corporation, PTC Acquisition Corporation, a Massachusetts corporation and wholly owned subsidiary of Parametric
                    Technology Corporation, and Evans & Sutherland Computer
                    Corporation, a Utah corporation with Amendment No. 1 thereto
                    (filed as Exhibit 2.1 to the Current Report on Form 8-K dated April 12, 1995 and incorporated herein by reference).

2.2            -    Agreement and Plan of Merger dated as of May 30, 1995 among
                    Parametric Technology Corporation, Rasna Corporation and certain shareholders of Rasna Corporation (filed as Exhibit
                    2.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1995 and incorporated herein by reference).

3.1            -    Restated Articles of Organization of the Company (filed as
                    Exhibit 3.4 to the Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and incorporated herein by reference).

3.2            -    By-Laws, as amended and restated, of the Company (filed as
                    Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended September 30, 1990 and incorporated herein by reference).

10.1           -    Registration Rights Agreement dated March 26, 1987, as
                    amended, among the Company and certain investors of the Company (filed as Exhibit 10.1 to the Company's Registration
                    Statement on Form S-1 (File No. 33-31620) and incorporated herein by reference).

10.2*          -    1987 Incentive Stock Option Plan of the Company, as amended;
                    filed herewith.

10.3*          -    Parametric Technology Corporation 401(k) Savings Plan (filed as Exhibit 10.3 to the Annual Report on Form 10-K for the fiscal year ended September 30, 1992 and incorporated herein by reference).

10.4           -    Lease dated May 22, 1987 by and between the Company and the
                    Trustees of 128 Technology Trust (filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No.
                    33-31620) and incorporated herein by reference).

10.5           -    Form of the Company's Distributorship Agreement (filed as
                    Exhibit 10.8 to the Company's Registration Statement on Form
                    S-1 (File No. 33-31620) and incorporated herein by reference).

10.6           -    Form of the Company's Agreement for Licensed Products (filed as Exhibit 10.11 to the Company's Registration Statement on
                    Form S-1 (File No. 33-31620) and incorporated herein by reference).

10.7*          -    Employment Letter with Steven C. Walske dated October 17,
                    1986 (filed as Exhibit 10.12 to the Company's Registration
                    Statement on Form S-1 (File No. 33-31620) and incorporated herein by reference).

10.8*          -    Severance Agreement with Steven C. Walske dated June 30,
                    1990 (filed as Exhibit 10.14 to the Annual Report on Form
                    10-K for the fiscal year ended September 30, 1990 and incorporated herein by reference).

__________
*Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates.

10.9           -    Lease Amendment dated November 8, 1989 by and between the
                    Company and the Trustees of 128 Technology Trust (filed as
                    Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended September 30, 1990 and incorporated herein by reference).

10.10          -    Lease Amendment dated January 21, 1991 by and between the
                    Company and the Trustees of 128 Technology Trust (filed as
                    Exhibit 10.20 to the Annual Report on Form 10-K for the fiscal year ended September 30, 1991 and incorporated herein by reference).

10.11*         -    Parametric Technology Corporation 1991 Employee Stock
                    Purchase Plan; filed herewith.

10.12*         -    Parametric Technology Corporation 1992 Director Stock Option
                    Plan (filed as Exhibit 10.17 to the Annual Report on Form
                    10-K for the fiscal year ended September 30, 1992 and incorporated herein by reference).

10.13          -    Lease Amendment dated March 6, 1992 by and between the
                    Company and the Trustees of 128 Technology Trust (filed as
                    Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended September 30, 1992 and incorporated herein by reference).

10.14          -    Lease Amendment dated November 18, 1992 by and between the
                    Company and the Trustees of 128 Technology Trust (filed as
                    Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended September 30, 1992 and incorporated herein by reference).

10.15          -    Form of the Company's Sales Representative Agreement (filed as Exhibit 10.10 to the Company's Registration Statement on
                    Form S-1 (File No. 33-31620) and incorporated herein by reference).

10.16          -    Lease Amendment dated June 8, 1993 by and between the
                    Company and the Trustees of 128 Technology Trust (filed as
                    Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and incorporated herein by reference).

10.17*         -    First Amendment to Severance Agreement with Steven C. Walske dated June 15, 1993 (filed as Exhibit 10.2 to the Quarterly
                    Report on Form 10-Q for the fiscal quarter ended July 3, 1993 and incorporated herein by reference).

10.18*         -    Severance Agreement with Samuel P. Geisberg dated August 19,
                    1994 (filed as Exhibit 10.18 to the Annual Report on Form
                    10-K for the fiscal year ended September 30, 1994 and incorporated herein by reference).

10.19*         -    Severance Agreement with C. Richard Harrison dated August
                    19, 1994 (filed as Exhibit 10.19 to the Annual Report on
                    Form 10-K for the fiscal year ended September 30, 1994 and incorporated herein by reference).

10.20*         -    Employment Agreement with Louis C. Volpe dated December 16,
                    1994 (filed as Exhibit 10.21 to the Annual Report on Form
                    10-K for the fiscal year ended September 30, 1994 and incorporated herein by reference).

10.21          -    Lease Amendment dated April 14, 1994 by and between the
                    Company and the Trustees of 128 Technology Trust (filed as
                    Exhibit 10.22 to the Annual Report on form 10-K for the fiscal year ended September 30, 1994 and incorporated herein by reference).

__________
*Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates.

10.22          -    Employment Agreement with Mark J. Gallagher dated as of June
                    30, 1995 (filed as Exhibit 10.23 to the Quarterly Report on
                    Form 10-Q for the fiscal quarter ended July 1, 1995 and incorporated herein by reference).

10.23          -    Lease Amendment dated January 19, 1995 by and between the
                    Company and the Trustees of 128 Technology Trust; filed herewith.

10.24          -    Severance Agreement with Edwin J. Gillis dated October 2,
                    1995; filed herewith.

13.1           -    Annual Report to Stockholders for the fiscal year ended
                    September 30, 1995 (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form
                    10-K); filed herewith.

16.1           -    Letter from Price Waterhouse LLP (filed as Exhibit 16.1 to the Current Report on Form 8-K dated November 17, 1995 and incorporated herein by reference).

21.1           -    Subsidiaries of the Company; filed herewith.

23.1           -    Consent of Price Waterhouse LLP; filed herewith.

23.2           -    Report of Deloitte & Touche LLP; filed herewith.

23.3           -    Consent of Deloitte & Touche LLP; filed herewith.

__________
*Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates.

       Report of Independent Accountants on Financial Statement Schedule
       -----------------------------------------------------------------


To the Board of Directors of Parametric Technology Corporation:

Our audits of the consolidated financial statements referred to in our report dated October 19, 1995, except as to Notes F and G which are as of November 17, 1995, appearing on page 35 of the 1995 Annual Report to Stockholders of Parametric Technology Corporation and its subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/S/ PRICE WATERHOUSE LLP
PRICE WATERHOUSE LLP

Boston, Massachusetts
October 19, 1995

                                                                     SCHEDULE II

                       PARAMETRIC TECHNOLOGY CORPORATION

                       Valuation and Qualifying Accounts

(in thousands)
==============================================================================================================================
               Column A                      Column B              Column C                     Column D            Column E
------------------------------------------------------------------------------------------------------------------------------

                                                                     Additions
                                                         --------------------------------
                                             Balance      Charged to                                                Balance
                                           at beginning    costs and         Charged to                             at end
Description                                 of period      expenses        other accounts     Deductions (1)       of period
------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED SEPTEMBER 30, 1995
Allowance for Doubtful Accounts........       $2,694         1,110              -                  (1,071)            $2,733

YEAR ENDED SEPTEMBER 30, 1994
Allowance for Doubtful Accounts........       $1,546         1,388              -                    (240)            $2,694

YEAR ENDED SEPTEMBER 30, 1993
Allowance for Doubtful Accounts........       $1,269           830              -                    (553)            $1,546

___________________________________________

(1) Uncollectible accounts written off, net of recoveries.