Form 10-Q
period 1995-12-30
PARAMETRIC TECHNOLOGY CORP
filed 1996-02-01
CIK 857005

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended: DECEMBER 30, 1995      Commission File Number:  0-18059
                       -----------------                              ----------



                       PARAMETRIC TECHNOLOGY CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         MASSACHUSETTS                                  04-2866152
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                   128 TECHNOLOGY DRIVE, WALTHAM, MA  02154
         ------------------------------------------------------------
         (Address of principal executive offices, including zip code)

                                (617) 398-5000
             ----------------------------------------------------
             (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES     X       NO
                             ----------     ----------


     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                     63,110,212
--------------------------------------          --------------------------------
               Class                            Outstanding at December 30, 1995


                           Total number of pages: 10

                       PARAMETRIC TECHNOLOGY CORPORATION


                                     INDEX
                                     -----


PART I         FINANCIAL INFORMATION

       Item 1  Financial Statements

               Consolidated Balance Sheet                                      3
                 December 30, 1995 and September 30, 1995

               Consolidated Statement of Income                                4
                 Three months ended December 30, 1995 and December 31, 1994

               Consolidated Statement of Cash Flows                            5
                 Three months ended December 30, 1995 and December 31, 1994

                  Notes to Consolidated Financial Statements                   6

       Item 2  Management's Discussion and Analysis of                         7
                 Financial Condition and Results of Operations

PART II        OTHER INFORMATION

       Item 6  Report on Form 8-K                                              9

SIGNATURE                                                                     10

                       PARAMETRIC TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (amounts in thousands)

                      ASSETS                            December 30, 1995   September 30, 1995
                                                        ------------------  ------------------
                                                           (unaudited)
Current assets:
  Cash and cash equivalents                                      $164,477             $145,638
  Short-term investments                                          184,983              162,610
  Accounts receivable, net of allowance for doubtful
     accounts of $2,690 and $2,733                                 83,223               80,405
  Other current assets                                             10,118               11,079
                                                                 --------             --------

     Total current assets                                         442,801              399,732

Property and equipment, net                                        23,367               19,811
Capitalized computer software costs, net                            4,083                4,380
Other assets                                                       27,079               29,804
                                                                 --------             --------

     Total assets                                                $497,330             $453,727
                                                                 ========             ========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                          $ 23,266             $ 19,578
  Accrued compensation                                             16,286               19,821
  Deferred revenue                                                 38,925               37,953
  Income taxes                                                      2,845                4,678
                                                                 --------             --------

     Total current liabilities                                     81,322               82,030

Other liabilities                                                     817                  768

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000 shares authorized;
     none issued                                                       --                   --
  Common stock, $.01 par value; 75,000 shares authorized;
     63,215 and 62,565 shares issued                                  632                  626
  Additional paid-in capital                                      174,448              156,122
  Cumulative translation adjustments                                  968                1,710
  Unrealized gain on investments                                      195                   --
  Retained earnings                                               245,491              212,471
  Treasury stock, at cost, 105 and 0 shares                        (6,543)                  --
                                                                 --------             --------

     Total stockholders' equity                                   415,191              370,929
                                                                 --------             --------

     Total liabilities and stockholders' equity                  $497,330             $453,727
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

                       PARAMETRIC TECHNOLOGY CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                 (amounts in thousands, except per share data)
                                  (unaudited)

                                          Three Months Ended
                                 ------------------------------------
                                 December 30, 1995  December 31, 1994
                                 -----------------  -----------------

Revenue:
  License                                 $ 91,430            $58,445
  Service                                   33,967             20,403
                                          --------            -------

     Total revenue                         125,397             78,848
                                          --------            -------

Cost of revenue:
  License                                      779                574
  Service                                   11,675              6,390
                                          --------            -------

     Total cost of revenue                  12,454              6,964
                                          --------            -------

Gross profit                               112,943             71,884
                                          --------            -------

Operating expenses:
  Sales and marketing                       50,451             32,215
  Research and development                   7,825              5,371
  General and administrative                 5,934              4,439
                                          --------            -------

     Total operating expenses               64,210             42,025
                                          --------            -------

Operating income                            48,733             29,859

Other income, net                            3,023              1,714
                                          --------            -------

Income before income taxes                  51,756             31,573

Provision for income taxes                  18,736             11,798
                                          --------            -------

Net income                                $ 33,020            $19,775
                                          ========            =======

Net income per share                        $ 0.50             $ 0.31
                                            ======             ======

Weighted average number of common
 and dilutive common equivalent
 shares outstanding                         66,475             63,458
                                          ========            =======


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                       PARAMETRIC TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (amounts in thousands)
                                  (unaudited)

                                                                     Three Months Ended
                                                           --------------------------------------
                                                           December 30, 1995   December 31, 1994
                                                           ------------------  ------------------
Cash flows from operating activities:
  Net income                                                        $ 33,020            $ 19,775
  Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization                                     3,288               1,718
     Deferred income taxes                                             2,613                  32
     Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                      (3,427)              1,099
      Increase in other current assets                                  (443)             (3,692)
      (Increase) decrease in other assets                              1,260                 (89)
      Increase in accounts payable and accrued expenses                3,775                 100
      Decrease in accrued compensation                                (3,496)             (2,196)
      Increase in income taxes                                         6,559               2,694
      Increase in deferred revenue                                     1,214               3,269
                                                                    --------            --------

  Net cash provided by operating activities                           44,363              22,710
                                                                    --------            --------

Cash flows from investing activities:
  Additions to property and equipment, net                            (5,931)               (856)
  Additions to capitalized computer software costs                      (200)               (535)
  Proceeds from sales of short-term investments                       36,626              10,121
  Purchases of short-term investments                                (58,803)            (78,593)
                                                                    --------            --------

  Net cash used by investing activities                              (28,308)            (69,863)
                                                                    --------            --------

Cash flows from financing activities:
  Repayment of long-term obligations                                     (35)                (89)
  Short-term borrowings, net                                              --                (600)
  Proceeds from issuance of common stock                               9,975               2,346
  Purchase of treasury stock                                          (6,543)                 --
                                                                    --------            --------


  Net cash provided by financing activities                            3,397               1,657
                                                                    --------            --------

Elimination of Rasna's net cash activity for the
  three months ended December 31, 1994                                    --                (112)

Effect of exchange rate changes on cash                                 (613)               (432)
                                                                    --------            --------

Net increase (decrease) in cash and cash equivalents                  18,839             (46,040)

Cash and cash equivalents at beginning of period                     145,638             142,202
                                                                    --------            --------

Cash and cash equivalents at end of period                          $164,477            $ 96,162
                                                                    ========            ========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                       PARAMETRIC TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and have been prepared by the Company in accordance with generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

     The results of operations for the three-month period ended December 30, 1995 are not necessarily indicative of the results expected for the full fiscal year.

2.   SUPPLEMENTAL CASH FLOW INFORMATION:

     The Company made income tax payments of $8,987,000 and $4,422,000 during the three months ended December 30, 1995 and December 31, 1994, respectively.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Parametric Technology Corporation is a leading supplier of software tools used to automate the mechanical development of a product from its conceptual design through its release into manufacturing. The Company derives its revenue from the sale and support of software used in the mechanical segment of the CAD/CAM/CAE (computer-aided design, manufacturing and engineering) industry.

RESULTS OF OPERATIONS

     Revenue, including license and service revenues, for the three-month period ended December 30, 1995 was $125,397,000 compared with $78,848,000 for the three-month period ended December 31, 1994. This total represents an increase of 59% over the corresponding period in fiscal 1995. The increase in license revenue results from an increase in the number of seats of software licensed and from a higher price realized per seat. A seat of software generally consists of the Company's core product, Pro/ENGINEER(R), together with several other software modules, configured to serve the needs of a single end-user. The number of seats of software licensed during the three-month period ended December 30, 1995 were approximately 5,000, compared with approximately 3,600 seats during the same period in fiscal 1995. The increase in the number of seats licensed was achieved as a result of continued market penetration of the Company's products. The average price per seat during the three months ended December 30, 1995 was approximately $18,300, compared with an average price of approximately $16,200 for the same period in fiscal 1995. Service revenue is derived from the sale of software maintenance contracts and the performance of training and consulting services. During the three-month period ended December 30, 1995, service revenue increased to 27% of total revenue from 26% during the three-month period ended December 31, 1994 as a result of the growth in the Company's installed customer base and increased training and consulting services performed for those customers. Revenue outside of North America accounted for 53% of revenue for the three-month period ended December 30, 1995 compared with 46% for the same period in fiscal 1995. These increases are a result of the Company's continued investment in the international marketplace. The Company expects that total revenue will increase throughout fiscal 1996 from continued penetration in the mechanical CAD/CAM/CAE industry, and that international revenue will continue to account for a significant portion of that total growth.

     Consistent with past experience, a high percentage of the Company's revenues are expected to be realized in the third month of each fiscal quarter and tend to be concentrated in the latter half of that month. The Company's orders early in a quarter will not generally be large enough to assure that it will meet its revenue targets for any particular quarter. Accordingly, the Company's quarterly results may be difficult to predict until the end of the quarter, and a shortfall in shipments or contract orders at the end of any particular quarter may cause the results for that quarter to fall short of anticipated levels.

     Cost of license revenue consists of the amortization of capitalized computer software costs as well as material and overhead costs associated with compact disks, packaging and shipping. Cost of service revenue includes the costs associated with training, software maintenance and consulting revenues. Combined, these expenses increased to $12,454,000 for the three-month period ended December 30, 1995 from $6,964,000 for the corresponding period in fiscal 1995. Total cost of revenue as a percentage of revenue increased to 10% for the three-month period ended December 30, 1995 from 9% in the corresponding period in fiscal 1995. The absolute and percentage increases in total cost of revenue resulted primarily from growth in staffing necessary to generate and support increased worldwide service revenue and material costs associated with increased revenue. Cost of service revenue, which is the largest component of total cost of revenue, increased 83% during the three-month period ended December 30, 1995 from the corresponding period in fiscal 1995, while the associated revenue increased 66%.

     Sales and marketing expenses increased to $50,451,000 for the three-month period ended December 30, 1995 from $32,215,000 for the corresponding period in fiscal 1995, but decreased as a percentage of revenue to 40% for the three-month period ended December 30, 1995, compared with 41% for the comparable period in fiscal 1995. The absolute increase in these expenses was due principally to worldwide expansion of the sales force and sales commissions associated with higher revenue. International sales and marketing expenses represented 62% of total sales and marketing expenses for the three-month period ended December 30, 1995 compared with 48% for the comparable period in fiscal 1995. The Company expects to continue the growth of its worldwide sales and marketing organization during future periods, reflecting the Company's commitment to expand its global market penetration.

     The Company continued to make significant investments in research and development. Research and development expenses increased to $7,825,000 for the three-month period ended December 30, 1995 from $5,371,000 for the corresponding period in fiscal 1995. Total research and development expenses decreased to 6% of revenue for the three-month period ended December 30, 1995 from 7% for the comparable period in fiscal 1995. The absolute increase in expenses resulted primarily from growth in the research and development staff.

     Software development costs of $200,000 and $535,000 during the three-month periods ended December 30, 1995 and December 31, 1994, respectively, have been capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". The amounts capitalized represent 2% and 9% of total research and development costs during such periods. Capitalized computer software costs are amortized over the economic useful lives of the related products, typically three years.

     General and administrative expenses include the costs of corporate, finance, human resources and administrative functions of the Company. These expenses increased to $5,934,000 for the three-month period ended December 30, 1995 from $4,439,000 for the corresponding period in fiscal 1995, while decreasing as a percentage of revenue to 5% for the three-month period ended December 30, 1995 from 6% for the comparable period in fiscal 1995. The absolute increase in these expenses was primarily due to the hiring of additional employees necessary to support the Company's worldwide growth.

     Other income, net, primarily includes interest income and expense and foreign currency gains and losses. Interest income increased to $3,308,000 for the three-month period ended December 30, 1995 compared with $1,868,000 for the corresponding period in fiscal 1995 due primarily to higher interest-bearing cash and short-term investment balances, which resulted from positive cash flows from operations and proceeds from stock option exercises.

     A growing percentage of the Company's revenue and expenses are transacted in foreign currencies. As a result, the Company's international results of operations are subject to foreign exchange fluctuations. The Company enters into forward exchange contracts to hedge specific foreign currency denominated receivables to offset a portion of the foreign exchange fluctuations.

     The Company's effective tax rate for the three-month period ended December 30, 1995 was 36.2%, compared with 37.4% for the same period in fiscal 1995. The difference between the effective and statutory federal rate was due primarily to the benefit of tax exempt interest income offset by the impact of state income taxes.

     The number of worldwide employees increased 47% to 2,171 at December 30, 1995 compared with 1,473 at December 31, 1994. Employment increased significantly to support higher revenues and international expansion, with the largest portion of this growth occurring in the sales and marketing department and employees associated with cost of revenue activities.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 30, 1995, the Company had $164,477,000 of cash and cash equivalents and $184,983,000 of short-term investments. Net cash provided by operating activities, consisting primarily of net income from operations and the increase in income taxes and accounts payable and accrued expenses, offset by the increase in accounts receivable was $44,363,000 for the three-month period ended December 30, 1995 compared with $22,710,000 for the corresponding period in fiscal 1995. Investment activities consisted primarily of purchases and sales of short-term investments and additions to property and equipment. Net cash used by investing activities totaled $28,308,000 for the three-month period ended December 30, 1995, compared with $69,863,000 for the corresponding period in fiscal 1995. Net cash provided by financing activities, consisting primarily of proceeds from issuance of common stock offset by the purchase of treasury stock, was $3,397,000 and $1,657,000 for the three months ended December 30, 1995 and December 31, 1994, respectively.

     On May 12, 1994, the Company announced that its Board of Directors had authorized a plan that allows the repurchase of its common stock. The plan authorizes the Company to acquire up to 3,000,000 shares of its common stock from time to time in the open market or through privately negotiated transactions. During the three-month period ended December 30, 1995, the Company repurchased 105,000 shares at a cost of $6,543,000, all of which remained in treasury at December 30, 1995. The total amount of cash required in current and future periods to repurchase the full number of shares authorized but not repurchased would be approximately $182,000,000 based upon the closing stock price on December 29, 1995. During fiscal 1996, the Company intends to repurchase additional shares to partially offset the dilution caused by the exercise of stock options under the Company's option plans and the purchase of shares under the employee stock purchase plan. The Company expects to use available cash and cash generated from operations in future fiscal periods to fund any such repurchases.

     The Company believes that existing cash and short-term investment balances together with cash generated from operations will be sufficient to meet the Company's working capital, financing and capital expenditure requirements through at least fiscal 1996.

     Market prices for securities of software companies have generally been volatile. In particular the market price of the Company's common stock has been and may continue to be subject to significant fluctuations. These fluctuations may be due to factors specific to the Company or to factors affecting the computer industry or securities markets in general.



                          Part II - OTHER INFORMATION


ITEM 6:  Report on Form 8-K

     On November 22, 1995, the Company filed a Current Report on Form 8-K announcing a change in the Company's independent accountants from Price Waterhouse LLP to Coopers & Lybrand L.L.P. effective for the fiscal year ending September 30, 1996.

                                   SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       PARAMETRIC TECHNOLOGY CORPORATION




Date:      February 1, 1996            By: /S/ Edwin J. Gillis
                                           -----------------------------------
                                           Edwin J. Gillis
                                           Senior Vice President of Finance
                                           and Administration, Chief Financial
                                           Officer and Treasurer