Form 10-Q
period 1996-03-30
PARAMETRIC TECHNOLOGY CORP
filed 1996-05-14
CIK 857005

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934



For the Quarter Ended: March 30, 1996          Commission File Number:  0-18059
                       --------------                                  ---------


                      PARAMETRIC TECHNOLOGY CORPORATION
                      ---------------------------------
            (Exact name of registrant as specified in its charter)

        Massachusetts                                   04-2866152
- -------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

                   128 Technology Drive, Waltham, MA  02154
                   ----------------------------------------
         (Address of principal executive offices, including zip code)

                                (617) 398-5000
                                --------------
             (Registrant's telephone number, including area code)



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES    X     NO
                                -------     -------

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                      126,643,224
- --------------------------------------             -----------------------------
                Class                              Outstanding at March 30, 1996


                           Total number of pages: 11

                       Exhibit index appears on page 11

                       PARAMETRIC TECHNOLOGY CORPORATION


                                     INDEX
                                     -----

                                                                                   Page
                                                                                   ----
Part I            Financial Information

       Item 1     Financial Statements

                  Consolidated Balance Sheet                                         3
                   March 30, 1996 and September 30, 1995

                  Consolidated Statement of Income                                   4
                   Three and six months ended March 30, 1996 and  April 1, 1995

                  Consolidated Statement of Cash Flows                               5
                   Six months ended March 30, 1996 and April 1, 1995

                  Notes to Consolidated Financial Statements                         6

       Item 2     Management's Discussion and Analysis of                            7
                  Financial Condition and Results of Operations

Part II           Other Information

       Item 4     Submission of Matters to a Vote of Security Holders                9

       Item 6     Exhibits                                                           9

     Signature                                                                      10


                       PARAMETRIC TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (amounts in thousands)

                      ASSETS                            March 30, 1996   September 30, 1995
                                                        ---------------  ------------------
                                                          (unaudited)
Current assets:
  Cash and cash equivalents                                   $133,423             $145,638
  Short-term investments                                       185,069              162,610
  Accounts receivable, net of allowance for doubtful
     accounts of $2,649 and $2,733                              92,150               80,405
  Other current assets                                          15,369               11,079
                                                              --------             --------

     Total current assets                                      426,011              399,732

Marketable investments                                          55,048                   --
Property and equipment, net                                     31,419               19,811
Capitalized computer software costs, net                         3,777                4,380
Other assets                                                    24,661               29,804
                                                              --------             --------

     Total assets                                             $540,916             $453,727
                                                              ========             ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                       $ 27,391             $ 19,578
  Accrued compensation                                          22,046               19,821
  Deferred revenue                                              44,430               37,953
  Income taxes                                                     173                4,678
                                                              --------             --------

     Total current liabilities                                  94,040               82,030

Other liabilities                                                  802                  768

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000 shares authorized;
     none issued                                                    --                   --
  Common stock, $.01 par value; 215,000 shares authorized;
     126,733 and 125,129 shares issued                           1,267                1,251
  Additional paid-in capital                                   179,597              155,497
  Cumulative translation adjustments                              (210)               1,710
  Unrealized loss on investments                                   (95)                  --
  Retained earnings                                            268,651              212,471
  Treasury stock, at cost, 90 and 0 shares                      (3,136)                  --
                                                              --------             --------

     Total stockholders' equity                                446,074              370,929
                                                              --------             --------

     Total liabilities and stockholders' equity               $540,916             $453,727
                                                              ========             ========


        The accompanying notes are an integral part of the consolidated financial statements.

                       PARAMETRIC TECHNOLOGY CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                 (amounts in thousands, except per share data)
                                  (unaudited)


                                 Three Months Ended        Six Months Ended
                                 -------------------      -------------------
                                 March 30,  April 1,      March 30,  April 1,
                                   1996       1995          1996       1995
                                 ---------  --------      ---------  --------
Revenue:
  License                         $103,420   $65,777      $194,850   $124,222
  Service                           37,073    25,246        71,040     45,649
                                  --------   -------      --------   --------

     Total revenue                 140,493    91,023       265,890    169,871
                                  --------   -------      --------   --------

Cost of revenue:
  License                              987     1,211         1,766      1,785
  Service                           12,402     7,521        24,077     13,911
                                  --------   -------      --------   --------

     Total cost of revenue          13,389     8,732        25,843     15,696
                                  --------   -------      --------   --------

Gross profit                       127,104    82,291       240,047    154,175
                                  --------   -------      --------   --------

Operating expenses:
  Sales and marketing               56,303    37,561       106,754     69,776
  Research and development           8,901     5,790        16,726     11,161
  General and administrative         6,814     4,591        12,748      9,030
                                  --------   -------      --------   --------


     Total operating expenses       72,018    47,942       136,228     89,967
                                  --------   -------      --------   --------

Operating income                    55,086    34,349       103,819     64,208

Other income, net                    2,651     2,061         5,674      3,775
                                  --------   -------      --------   --------

Income before income taxes          57,737    36,410       109,493     67,983

Provision for income taxes          20,900    13,674        39,636     25,472
                                  --------   -------      --------   --------

Net income                        $ 36,837   $22,736      $ 69,857   $ 42,511
                                  ========   =======      ========   ========

Net income per share                $ 0.28    $ 0.18        $ 0.53     $ 0.33
                                    ======    ======        ======     ======

Weighted average number of
 common and dilutive common
 equivalent shares outstanding     133,329   128,008       132,982    127,315
                                  ========   =======      ========   ========


        The accompanying notes are an integral part of the consolidated financial statements.

                       PARAMETRIC TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (amounts in thousands)
                                  (unaudited)


                                                                   Six Months Ended
                                                           ----------------------------------
                                                           March 30, 1996     April 1, 1995
                                                           ---------------  -----------------
Cash flows from operating activities:
  Net income                                                    $  69,857          $  42,511
  Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization                                  6,297              3,666
     Deferred income taxes                                          5,698               (102)
     Changes in assets and liabilities:
      Increase in accounts receivable                             (13,357)              (888)
      Increase in other current assets                             (6,900)            (3,680)
      (Increase) decrease in other assets                           1,626               (563)
      Increase in accounts payable and accrued expenses             8,128                866
      Increase (decrease) in accrued compensation                   2,396               (845)
      Increase in income taxes                                      9,177              5,504
      Increase in deferred revenue                                  6,989             16,576
                                                                ---------          ---------

  Net cash provided by operating activities                        89,911             63,045
                                                                ---------          ---------

Cash flows from investing activities:
  Additions to property and equipment, net                        (16,252)            (3,693)
  Additions to capitalized computer software costs                   (400)              (622)
  Proceeds from sales of investments                               30,193             47,038
  Purchases of investments                                       (107,795)          (138,428)
                                                                ---------          ---------

  Net cash used by investing activities                           (94,254)           (95,705)
                                                                ---------          ---------

Cash flows from financing activities:
  Repayment of long-term obligations                                  (63)               (45)
  Proceeds from issuance of common stock                           19,311             11,316
  Purchases of treasury stock                                     (25,538)                --
                                                                ---------          ---------

  Net cash provided (used) by financing activities                 (6,290)            11,271
                                                                ---------          ---------

Elimination of Rasna's net cash activity for the
  three months ended December 31, 1994                                 --               (112)

Effect of exchange rate changes on cash                            (1,582)             1,029
                                                                ---------          ---------

Net decrease in cash and cash equivalents                         (12,215)           (20,472)

Cash and cash equivalents at beginning of period                  145,638            142,202
                                                                ---------          ---------

Cash and cash equivalents at end of period                      $ 133,423          $ 121,730
                                                                =========          =========


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

   The results of operations for the three-month and six-month periods ended March 30, 1996 are not necessarily indicative of the results expected for the full fiscal year.

2. MARKETABLE INVESTMENTS

   Marketable investments, classified as available for sale, consist of investments in debt instruments of financial institutions, government entities and corporations with maturities in excess of one year, but less than two years. The Company has established guidelines relative to credit ratings, diversification and maturity that maintain safety and liquidity for these investments.


3. COMMON STOCK

   On February 8, 1996, the stockholders of the Company approved an increase in the number of authorized shares of the Company's common stock from 75,000,000 to 215,000,000. Also, on February 8, 1996, the Company's Board of Directors declared a one-for-one stock dividend on all shares of common stock, which became effective on February 29, 1996 to all stockholders of record on February 22, 1996. These financial statements and related notes have been retroactively adjusted, where appropriate, to reflect the one-for-one stock dividend.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   Parametric Technology Corporation is a leading supplier of software tools used to automate the mechanical development of a product from its conceptual design through its release into manufacturing. The Company derives its revenue from the license and support of software used in the mechanical segment of the CAD/CAM/CAE (computer-aided design, manufacturing and engineering) industry.

RESULTS OF OPERATIONS

   Revenue, including license and service revenues, for the three-month and six-month periods ended March 30, 1996 was $140,493,000 and $265,890,000, respectively, compared with $91,023,000 and $169,871,000 for the three-month and six-month periods ended April 1, 1995. These totals represent increases of 54% for the three-month period and 57% for the six-month period over the corresponding periods in fiscal 1995. The increase in license revenue results from an increase in the number of seats of software licensed. A seat of software generally consists of the Company's core product, Pro/ENGINEER(R), together with several other software modules, configured to serve the needs of a single end-user. The increase in the number of seats licensed was achieved as a result of continued market penetration by the Company's products. The average price per seat during the three months and six months ended March 30, 1996 and April 1, 1995 was relatively stable. Service revenue is derived from the sale of software maintenance contracts and the performance of training and consulting services. During the three-month and six-month periods ended March 30, 1996, service revenue was 26% and 27% of total revenue, respectively, compared to 28% and 27% during the three-month and six-month periods ended April 1, 1995. Revenue from outside of North America accounted for 55% and 54% of revenue for the three-month and six-month periods ended March 30, 1996, compared with 49% and 48% for the same periods in fiscal 1995. These increases are a result of the Company's continued investment in the international marketplace. The Company expects that total revenue will increase throughout fiscal 1996 from continued penetration in the mechanical CAD/CAM/CAE industry and that international revenue will continue to account for a significant portion of that total growth.

   Cost of license revenue consists of the amortization of capitalized computer software costs as well as material and overhead costs associated with compact disks, packaging and shipping. Cost of service revenue includes the costs associated with training, software maintenance and consulting revenues. Combined, these expenses increased to $13,389,000 and $25,843,000 for the three-month and six-month periods ended March 30, 1996 from $8,732,000 and $15,696,000 for the corresponding periods in fiscal 1995. Total cost of revenue as a percentage of revenue increased to 10% for both the three-month and six-month periods ended March 30, 1996 from 10% and 9% in the corresponding periods in fiscal 1995. The absolute and percentage increases in total cost of revenue resulted primarily from growth in staffing necessary to generate and support increased worldwide service revenue and material costs associated with increased revenue. Cost of service revenue, which is the largest component of total cost of revenue, increased 65% and 73% during the three-month and six-month periods ended March 30, 1996 from such costs in the corresponding periods in fiscal 1995, while the associated revenue increased 47% and 56%.

   Sales and marketing expenses increased to $56,303,000 and $106,754,000 for the three-month and six-month periods ended March 30, 1996 from $37,561,000 and $69,776,000 for the corresponding periods in fiscal 1995. These costs decreased as a percentage of revenue to 40% for both the three-month and six-month periods ended March 30, 1996, compared with 41% for the comparable periods in fiscal 1995. The absolute increase in these expenses was due primarily to worldwide expansion of the sales force and sales commissions associated with higher revenue. International sales and marketing expenses represented 55% and 58% of total sales and marketing expenses for the three-month and six-month periods ended March 30, 1996, compared with 48% for the same periods in fiscal 1995. The Company expects to continue the growth of its worldwide sales and marketing organization during future periods, reflecting the Company's commitment to expand its global market penetration.

   Research and development expenses increased to $8,901,000 and $16,726,000 for the three-month and six-month periods ended March 30, 1996 from $5,790,000 and $11,161,000 for the corresponding periods in fiscal 1995. Total research and development expenses were 6% of revenue for the three-month and six-month periods ended March 30, 1996 compared with 6% and 7% for the same periods in fiscal 1995. The absolute increase in expenses resulted primarily from growth in the research and development staff.

   Software development costs of $200,000 and $400,000 during the three-month and six-month periods ended March 30, 1996 have been capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", compared with $87,000 and $622,000 in the corresponding periods in fiscal 1995. The amounts capitalized represent 2% of total research and development costs for both the three-month and six-month periods in fiscal 1996, compared with 1% and 5% during the same periods in fiscal 1995. Capitalized computer software costs are amortized over the economic useful lives of the related products, typically three years.

   General and administrative expenses include the costs of corporate, finance, information technology, human resources and administrative functions of the Company. These expenses increased to $6,814,000 and $12,748,000 for the three-month and six-month periods ended March 30, 1996 from $4,591,000 and $9,030,000 for the corresponding periods in fiscal 1995, but remained stable as a percentage of revenue at 5% for the three-month and six-month periods ended March 30, 1996 and April 1, 1995. The absolute increase in these expenses was primarily due to the hiring of additional employees necessary to support the Company's worldwide growth.

   Other income, net, primarily includes interest income and expense and foreign currency gains and losses. Interest income increased to $6,633,000 for the six-month period ended March 30, 1996 compared with $4,287,000 for the corresponding period in fiscal 1995 due primarily to higher interest-bearing cash and investment balances, which resulted from positive cash flows from operations and proceeds from stock option exercises.

   The Company's effective tax rate for the six-month period ended March 30, 1996 was 36.2%, compared with 37.5% for the same period in fiscal 1995. The difference between the effective and statutory federal rate was due primarily to the benefit of tax exempt interest income offset by the impact of state income taxes.

   The number of worldwide employees increased 41% to 2,365 at March 30, 1996 compared with 1,675 at April 1, 1995. Employment increased significantly to support higher revenues and international expansion, with the largest portion of this growth occurring in the sales and marketing department.

LIQUIDITY AND CAPITAL RESOURCES

   As of March 30, 1996, the Company had $133,423,000 of cash and cash equivalents and $240,117,000 of investments. Net cash provided by operating activities, consisting primarily of net income from operations and the increases in income taxes and accounts payable and accrued expenses, offset by the increase in accounts receivable was $89,911,000 for the six-month period ended March 30, 1996 compared with $63,045,000 for the corresponding period in fiscal 1995. Investment activities consisted primarily of purchases and sales of investments and additions to property and equipment. Net cash used by investing activities totaled $94,254,000 for the six-month period ended March 30, 1996, compared with $95,705,000 for the corresponding period in fiscal 1995.
Financing activities, consisting primarily of proceeds from issuance of common stock, offset by the purchases of treasury stock, used $6,290,000 for the six months ended March 30, 1996 and provided $11,271,000 for the six months ended April 1, 1995.

   On May 12, 1994, the Company announced that its Board of Directors had authorized a plan that allows the Company to repurchase up to 6,000,000 shares of its common stock. The Company intends to repurchase these shares to partially offset the dilution caused by the exercise of stock options under the Company's option plans and the purchase of shares under the employee stock purchase plan. During the six-month period ended March 30, 1996, the Company repurchased 590,000 shares at a cost of $25,538,000, of which 90,000 remained in treasury at March 30, 1996. Since the inception of the plan, the

Company has repurchased 904,000 shares. The Company expects to use available cash and cash generated from operations in future fiscal periods to fund any such repurchases.

   The Company believes that existing cash and investment balances together with cash generated from operations will be sufficient to meet the Company's working capital, financing and capital expenditure requirements through at least fiscal 1996.

                          Part II - OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders

   At the Annual Meeting of Stockholders of the Company held on February 8, 1996, the stockholders of the Company (1) elected C. Richard Harrison and Robert
N. Goldman as Class III directors of the Company to hold office until the 1999 Annual Meeting of Stockholders (subject to the election and qualification of their successors and to their earlier death, resignation or removal) and no other nominations were made; (2) approved an amendment to the Company's Articles of Organization increasing the number of authorized shares of the Company's common stock from 75,000,000 to 215,000,000; (3) approved amendments to the Company's 1987 Incentive Stock Option Plan increasing the number of shares of the Company's common stock authorized for issuance under the Stock Option Plan by 3,000,000 shares, and changing the designation of persons eligible to receive options under the Stock Option Plan to include consultants; and (4) approved the Company's 1996 Director Stock Option Plan. The votes were as follows:

                                                        Votes withheld                Broker
                                           Votes for      or opposed    Abstentions  non-votes
                                        --------------  --------------  -----------  ---------
(1)  Election of Directors:
       C. Richard Harrison                56,388,898       612,868            --         --
       Robert N. Goldman                  56,391,082       610,684            --         --

(2)  Approval of Amendment
     to Articles of Organization:         37,941,482    16,981,114       1,637,681    441,489

(3)  Approval of Amendments to
     1987 Incentive Stock Option Plan:    37,514,114  18,944,871           101,292    441,489

(4)  Approval of 1996
     Director Stock Option Plan:          41,035,504  15,344,886           179,887    441,489


Item 6:  Exhibits
   3.1   Restated Articles of Organization of the Company
   99    Important Factors Regarding Future Results

                                   SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        PARAMETRIC TECHNOLOGY CORPORATION




Date: May 14, 1996          by:  /S/ Edwin J. Gillis
                                ------------------------------------------------
                            Edwin J. Gillis
                            Senior Vice President of Finance and Administration,
                            Chief Financial Officer and Treasurer

Exhibit Index

3.1  Restated Articles of Organization of the Company (filed originally as
     Exhibit 3.4 to the Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and filed in electronic format herewith pursuant to Rule 102(c) of Regulation S-T)

99   Important Factors Regarding Future Results; filed herewith.