Form 10-Q
period 1996-06-29
PARAMETRIC TECHNOLOGY CORP
filed 1996-08-09
CIK 857005

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED: JUNE 29, 1996         COMMISSION FILE NUMBER: 0-18059

                               ----------------

                       PARAMETRIC TECHNOLOGY CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            MASSACHUSETTS                              04-2866152
   (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                IDENTIFICATION NUMBER)

                               ----------------

                    128 TECHNOLOGY DRIVE, WALTHAM, MA 02154
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                (617) 398-5000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES  X  NO

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  COMMON STOCK, PAR VALUE $.01 PER                     126,863,809
                SHARE                         OUTSTANDING AT JUNE 29, 1996
                CLASS

                           TOTAL NUMBER OF PAGES: 11

                       EXHIBIT INDEX APPEARS ON PAGE 11

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                       PARAMETRIC TECHNOLOGY CORPORATION

                                     INDEX

                                                                           PAGE
                                                                           ----
 PART I    FINANCIAL INFORMATION
    Item 1 Financial Statements
           Consolidated Balance Sheet
            June 29, 1996 and September 30, 1995........................     3
           Consolidated Statement of Income
            Three and nine months ended June 29, 1996 and July 1, 1995..     4
           Consolidated Statement of Cash Flows
            Nine months ended June 29, 1996 and July 1, 1995............     5
           Notes to Consolidated Financial Statements...................     6
    Item 2 Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     7
 PART II   OTHER INFORMATION
    Item 6 Exhibits.....................................................     9
 SIGNATURE...............................................................   10

                       PARAMETRIC TECHNOLOGY CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (AMOUNTS IN THOUSANDS)

                                               JUNE 29, 1996 SEPTEMBER 30, 1995
                                               ------------- ------------------
                                                (UNAUDITED)
                    ASSETS
Current assets:
  Cash and cash equivalents...................   $183,748         $145,638
  Short-term investments......................    187,791          162,610
  Accounts receivable, net of allowance for
   doubtful accounts of $2,673 and $2,733.....    102,378           80,405
  Other current assets........................     11,442           11,079
                                                 --------         --------
    Total current assets......................    485,359          399,732
Marketable investments........................     43,030              --
Property and equipment, net...................     35,782           19,811
Capitalized computer software costs, net......      3,523            4,380
Other assets..................................     25,718           29,804
                                                 --------         --------
    Total assets..............................   $593,412         $453,727
                                                 ========         ========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.......   $ 30,508         $ 19,578
  Accrued compensation........................     25,207           19,821
  Deferred revenue............................     48,784           37,953
  Income taxes................................     10,252            4,678
                                                 --------         --------
    Total current liabilities.................    114,751           82,030
Other liabilities.............................        711              768
Stockholders' equity:
  Preferred stock, $.01 par value; 5,000
   shares authorized; none issued.............        --               --
  Common stock, $.01 par value; 215,000 shares
   authorized; 127,131 and 125,129 shares
   issued.....................................      1,271            1,251
  Additional paid-in capital..................    187,372          155,497
  Cumulative translation adjustments..........     (1,010)           1,710
  Unrealized loss on investments..............        (90)             --
  Retained earnings...........................    302,905          212,471
  Treasury stock, at cost, 267 and 0 shares...    (12,498)             --
                                                 --------         --------
    Total stockholders' equity................    477,950          370,929
                                                 --------         --------
    Total liabilities and stockholders'
     equity...................................   $593,412         $453,727
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

                       PARAMETRIC TECHNOLOGY CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                          THREE MONTHS ENDED NINE MONTHS ENDED
                                          ------------------ -----------------
                                          JUNE 29,  JULY 1,  JUNE 29, JULY 1,
                                            1996      1995     1996     1995
                                          --------- -------- -------- --------
Revenue:
  License................................ $ 117,836 $ 75,851 $312,686 $200,073
  Service................................    39,268   29,344  110,308   74,993
                                          --------- -------- -------- --------
    Total revenue........................   157,104  105,195  422,994  275,066
                                          --------- -------- -------- --------
Cost of revenue:
  License................................     1,160      622    2,926    2,407
  Service................................    12,930    8,848   37,007   22,759
                                          --------- -------- -------- --------
    Total cost of revenue................    14,090    9,470   39,933   25,166
                                          --------- -------- -------- --------
Gross profit.............................   143,014   95,725  383,061  249,900
                                          --------- -------- -------- --------
Operating expenses:
  Sales and marketing....................    62,916   44,527  169,670  114,303
  Research and development...............    10,499    6,846   27,225   18,007
  General and administrative.............     7,426    5,860   20,174   14,890
  Acquisition and related costs..........       --    19,000      --    19,000
                                          --------- -------- -------- --------
    Total operating expenses.............    80,841   76,233  217,069  166,200
                                          --------- -------- -------- --------
Operating income.........................    62,173   19,492  165,992   83,700
Other income, net........................     3,063    2,580    8,737    6,355
                                          --------- -------- -------- --------
Income before income taxes...............    65,236   22,072  174,729   90,055
Provision for income taxes...............    23,616    8,256   63,252   33,728
                                          --------- -------- -------- --------
Net income............................... $  41,620 $ 13,816 $111,477 $ 56,327
                                          ========= ======== ======== ========
Net income per share..................... $    0.31 $   0.11 $   0.84 $   0.44
                                          ========= ======== ======== ========
Weighted average number of common and
 dilutive common equivalent shares
 outstanding.............................   134,426  129,790  133,175  128,016
                                          ========= ======== ======== ========

   The accompanying notes are an integral part of the consolidated financial statements.

                       PARAMETRIC TECHNOLOGY CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                        NINE MONTHS ENDED
                                                    --------------------------
                                                    JUNE 29, 1996 JULY 1, 1995
                                                    ------------- ------------
Cash flows from operating activities:
  Net income.......................................   $ 111,477    $  56,327
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization..................      12,043        6,384
    Deferred income taxes..........................       2,684       (8,815)
    Charge for purchased research and development
     in process....................................         --        19,000
    Changes in assets and liabilities:
      Increase in accounts receivable..............     (23,968)      (7,288)
      Increase in other current assets.............        (959)      (5,654)
      (Increase) decrease in other assets..........       1,879       (2,810)
      Increase in accounts payable and accrued
       expenses....................................      11,484        2,512
      Increase in accrued compensation.............       5,679        1,071
      Increase in income taxes.....................      22,508       10,108
      Increase in deferred revenue.................      11,652       17,843
                                                      ---------    ---------
  Net cash provided by operating activities........     154,479       88,678
                                                      ---------    ---------
Cash flows from investing activities:
  Additions to property and equipment, net.........     (25,040)      (7,502)
  Payment for acquisition of a business............         --       (34,550)
  Additions to capitalized computer software
   costs...........................................        (645)        (997)
  Proceeds from sales of investments...............     160,850      109,589
  Purchases of investments.........................    (229,151)    (165,374)
                                                      ---------    ---------
  Net cash used by investing activities............     (93,986)     (98,834)
                                                      ---------    ---------
Cash flows from financing activities:
  Repayment of long-term obligations...............         (92)         (11)
  Proceeds from issuance of common stock...........      26,348       18,783
  Purchases of treasury stock......................     (45,404)         --
                                                      ---------    ---------
  Net cash provided (used) by financing
   activities......................................     (19,148)      18,772
                                                      ---------    ---------
Elimination of Rasna's net cash activity for the
 three months ended December 31, 1994..............         --          (112)
Effect of exchange rate changes on cash............      (3,235)       1,667
                                                      ---------    ---------
Net increase in cash and cash equivalents..........      38,110       10,171
Cash and cash equivalents at beginning of period...     145,638      142,202
                                                      ---------    ---------
Cash and cash equivalents at end of period.........   $ 183,748    $ 152,373
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

  The results of operations for the three-month and nine-month periods ended June 29, 1996 are not necessarily indicative of the results expected for the full fiscal year.

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

4. SUBSEQUENT EVENT

  On July 10, 1996, the Company acquired project modeling and management software technology from Greenshire License Co. for approximately $30,000,000. The acquisition will be accounted for as a purchase and the Company will record a non-recurring charge for purchased research and development during the fourth quarter of fiscal 1996 for substantially all of the purchase price. The Company plans to incur additional costs during fiscal 1996 and 1997 to complete the development of the purchased technology prior to the release of the software.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OFFINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

  Parametric Technology Corporation is a leading supplier of software tools used to automate the mechanical development of a product from its conceptual design through its release into manufacturing. The Company derives its revenue from the license and support of software used in the mechanical segment of the CAD/CAM/CAE (computer-aided design, manufacturing and engineering) industry.

RESULTS OF OPERATIONS

  Revenue, including license and service revenues, for the three-month and nine-month periods ended June 29, 1996 was $157,104,000 and $422,994,000, respectively, compared with $105,195,000 and $275,066,000 for the three-month and nine-month periods ended July 1, 1995. These totals represent increases of 49% for the three-month period and 54% for the nine-month period over the corresponding periods in fiscal 1995. The increase in license revenue results from an increase in the number of seats of software licensed and an increase in the average price per seat. A seat of software generally consists of the Company's core product, Pro/ENGINEER(R), together with several other software modules, configured to serve the needs of a single end-user. The increase in the number of seats licensed was achieved as a result of continued market penetration by the Company's products. The average prices per seat during the three months and nine months ended June 29, 1996 were approximately $20,000 and $19,100, compared with average prices of $18,900 and $17,800 for the same periods in fiscal 1995. Service revenue is derived from the sale of software maintenance contracts and the performance of training and consulting services. During the three-month and nine-month periods ended June 29, 1996, service revenue was 25% and 26% of total revenue, respectively, compared to 28% and 27% during the three-month and nine-month periods ended July 1, 1995. Revenue from outside of North America accounted for 56% and 55% of revenue for the three-month and nine-month periods ended June 29, 1996, compared with 51% and 49% for the same periods in fiscal 1995. These increases are a result of the Company's continued investment in the international marketplace. The Company expects that total revenue will increase throughout fiscal 1996 from continued penetration in the mechanical CAD/CAM/CAE industry and that international revenue will continue to account for a significant portion of that total growth.

  Cost of license revenue consists of the amortization of capitalized computer software costs as well as material and overhead costs associated with compact disks, packaging and shipping. Cost of service revenue includes the costs associated with training, software maintenance and consulting revenues. Combined, these expenses increased to $14,090,000 and $39,933,000 for the three-month and nine-month periods ended June 29, 1996 from $9,470,000 and $25,166,000 for the corresponding periods in fiscal 1995. Total cost of revenue as a percentage of revenue remained stable at 9% for the three-month and nine-month periods ended June 29, 1996 and the corresponding periods in fiscal 1995. The absolute increase in total cost of revenue resulted primarily from growth in staffing necessary to generate and support increased worldwide service revenue and costs of materials associated with increased revenue. Cost of service revenue, which is the largest component of total cost of revenue, increased 46% and 63% during the three-month and nine-month periods ended June 29, 1996 from such costs in the corresponding periods in fiscal 1995, while the associated revenue increased 34% and 47%.

  Sales and marketing expenses increased to $62,916,000 and $169,670,000 for the three-month and nine-month periods ended June 29, 1996 from $44,527,000 and $114,303,000 for the corresponding periods in fiscal 1995. These costs decreased as a percentage of revenue to 40% for both the three-month and nine-month periods ended June 29, 1996, compared with 42% for the comparable periods in fiscal 1995. The absolute increase in these expenses was due primarily to worldwide expansion of the sales force and sales commissions associated with higher revenue. International sales and marketing expenses represented 57% and 58% of total sales and marketing expenses for the three-month and nine-month periods ended June 29, 1996, compared with 52% and 50% for the same periods in fiscal 1995. The Company expects to continue the growth of its worldwide sales and marketing organization during future periods, reflecting the Company's commitment to expand its global market penetration.

  Research and development expenses increased to $10,499,000 and $27,225,000 for the three-month and nine-month periods ended June 29, 1996 from $6,846,000 and $18,007,000 for the corresponding periods in fiscal 1995. Total research and development expenses were 7% and 6% of revenue for the three-month and nine-month periods ended June 29, 1996 compared with 7% for the same periods in fiscal 1995. The absolute increase in expenses resulted primarily from growth in the research and development staff.

  Software development costs of $245,000 and $645,000 during the three-month and nine-month periods ended June 29, 1996 have been capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", compared with $375,000 and $997,000 in the corresponding periods in fiscal 1995. The amounts capitalized represent 2% of total research and development costs for both the three-month and nine-month periods in fiscal 1996, compared with 5% during the same periods in fiscal 1995. Capitalized computer software costs are amortized over the economic useful lives of the related products, typically three years.

  General and administrative expenses include the costs of corporate, finance, information technology, human resources and administrative functions of the Company. These expenses increased to $7,426,000 and $20,174,000 for the three-month and nine-month periods ended June 29, 1996 from $5,860,000 and $14,890,000 for the corresponding periods in fiscal 1995. General and administrative expenses decreased as a percentage of revenue to 5% for the three-month period ended June 29, 1996 compared to 6% for the comparable period in fiscal 1995, but remained stable at 5% for the nine-month periods ended June 29, 1996 and July 1, 1995. The absolute increase in these expenses was primarily due to the hiring of additional employees necessary to support the Company's worldwide growth.

  The Company recorded, in the third quarter of fiscal 1995, a non-recurring charge of $19,000,000 related to the write-off of purchased research and development in process associated with the acquisition of the Conceptual Design and Rendering System software business operated by the Design Software Division of Evans & Sutherland Computer Corporation.

  Other income, net, primarily includes interest income and expense and foreign currency gains and losses. Interest income increased to $10,132,000 for the nine-month period ended June 29, 1996 compared with $7,066,000 for the corresponding period in fiscal 1995 due primarily to higher interest-bearing cash and investment balances, which resulted from positive cash flows from operations and proceeds from stock option exercises.

  The Company's effective tax rate for the nine-month period ended June 29, 1996 was 36.2%, compared with 37.5% for the same period in fiscal 1995. The difference between the effective and statutory federal rate was due primarily to the benefit of tax exempt interest income offset by the impact of state income taxes.

  The number of worldwide employees increased 40% to 2,573 at June 29, 1996 compared with 1,844 at July 1, 1995. Employment increased significantly to support higher revenues and international expansion, with the largest portion of this growth occurring in the sales and marketing department.

LIQUIDITY AND CAPITAL RESOURCES

  As of June 29, 1996, the Company had $183,748,000 of cash and cash equivalents and $230,821,000 of investments. Net cash provided by operating activities, consisting primarily of net income from operations and the increases in income taxes, deferred revenue, accounts payable and accrued expenses, offset by the increase in accounts receivable was $154,479,000 for the nine-month period ended June 29, 1996 compared with $88,678,000 for the corresponding period in fiscal 1995. Investment activities consisted primarily of purchases and sales of investments, additions to property and equipment, and acquisition of a business in fiscal 1995. Net cash used by investing activities totaled $93,986,000 for the nine-month period ended June 29, 1996, compared with $98,834,000 for the corresponding period in fiscal 1995. Financing activities, consisting primarily of proceeds from issuance of common stock, offset by the purchases of treasury stock in fiscal 1996, used $19,148,000 for the nine months ended June 29, 1996 and provided $18,772,000 for the nine months ended July 1, 1995.

  On May 12, 1994, the Company announced that its Board of Directors had authorized a plan that allows the Company to repurchase up to 6,000,000 shares of its common stock. The Company intends to repurchase these shares to partially offset the dilution caused by the exercise of stock options under the Company's option plans and the purchase of shares under the employee stock purchase plan. During the nine-month period ended June 29, 1996, the Company repurchased 1,253,000 shares at a cost of $45,404,000, of which 267,000 remained in treasury at June 29, 1996. Since the inception of the plan, the Company has repurchased 1,567,000 shares. The Company expects to use available cash and cash generated from operations in future fiscal periods to fund any such repurchases.

  On July 10, 1996, the Company acquired project modeling and management software technology from Greenshire License Co. for approximately $30,000,000. The acquisition will be accounted for as a purchase and the Company will record a non-recurring charge for purchased research and development during the fourth quarter of fiscal 1996 for substantially all of the purchase price. The Company plans to incur additional costs during fiscal 1996 and 1997 to complete the development of the purchased technology prior to the release of the software.

  The Company believes that existing cash and investment balances together with cash generated from operations will be sufficient to meet the Company's working capital, financing and capital expenditure requirements through at least calendar 1996.

  Certain matters discussed in this Form 10-Q constitute forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. These include the Company's ability to continue to penetrate the relevant market, anticipate or respond adequately to technological developments and customer needs, and attract and retain highly skilled technical, managerial and sales people, as well as other risks and uncertainties that are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including the Company's report on Form 10-Q for the quarter ended March 30, 1996, which is incorporated herein by reference.

                          PART II--OTHER INFORMATION

ITEM 6: EXHIBITS

  99.1Press Release of the Company dated July 11, 1996
  99.2Important Factors Regarding Future Results

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Parametric Technology Corporation

                                                    /S/ Edwin J. Gillis
                                          by: _________________________________
                                                      Edwin J. Gillis
                                               Senior Vice President of Finance
                                                   and Administration, Chief
                                               Financial Officer and Treasurer

Date: August 2, 1996

EXHIBIT INDEX

  99.1Press Release of the Company dated July 11, 1996; filed herewith.

  99.2 Important Factors Regarding Future Results (filed as Exhibit 99 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1996 and incorporated herein by reference).