Form 10-K
period 1996-09-30
PARAMETRIC TECHNOLOGY CORP
filed 1996-12-24
CIK 857005

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:   SEPTEMBER 30, 1996      Commission File Number:  0-18059
                             ------------------                               -------

                       PARAMETRIC TECHNOLOGY CORPORATION
                       ---------------------------------
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------

     MASSACHUSETTS                                       04-2866152
 ----------------------               ---------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
incorporation or organization)

                    128 TECHNOLOGY DRIVE, WALTHAM, MA  02154
                    ----------------------------------------
          (Address of principal executive offices, including zip code)

                               (617) 398-5000
                       -------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to      Securities registered pursuant
Section 12(b) of the Act:              Section 12(g) of the Act:

             None                      COMMON STOCK, $.01 PAR VALUE PER SHARE
                                       --------------------------------------
                                                 (Title of Class)
                                                 ----------------

          Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                   YES          X              NO __________
                       -------------------

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

          The aggregate market value of the voting stock held by nonaffiliates of the registrant as of October 31, 1996 was $5,404,022,974.

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Common Stock, $.01 par value per share             127,462,608
     --------------------------------------          ------------------
                    Class                      Outstanding at October 31, 1996

                      DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 1996 are incorporated by reference into Parts I and II.

           Portions of the definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held February 13, 1997 are incorporated by reference into Part III.

                   Important Factors Regarding Future Results

Information provided by the Company, including information contained in this Annual Report on Form 10-K, or by its spokespersons from time to time may contain forward-looking statements concerning projected financial performance, market and industry segment growth, product development and commercialization, or other aspects of future operations. Such statements, made pursuant to the safe harbor established by recent securities legislation, are based on the assumptions of management at the time such statements are made. The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors, including but not limited to those discussed herein, may cause the Company's future results to differ materially from those projected in any forward-looking statement. Important information about the basis for those assumptions is contained in "Important Factors Regarding Future Results" included in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in the 1996 Annual Report to Stockholders, which section is incorporated herein by reference.


                                     PART I

ITEM 1:    Business

                                    General

Parametric Technology Corporation (the "Company") develops, markets and supports the Pro/ENGINEER(R) family of software products - a suite of more than 70 application modules that automate the design-through-manufacturing process within the mechanical computer-aided design, manufacturing and engineering ("CAD/CAM/CAE") industry. The Company's Pro/ENGINEER product line includes capabilities in industrial design; mechanical design, including large assembly management; functional simulation; manufacturing; information management; and data exchange.

Mechanical CAD/CAM/CAE is a complex, iterative process encompassing a broad spectrum of distinct engineering disciplines which is essential to the development of virtually all manufactured products, ranging from consumer products to jet aircraft. Manufacturers compete on the basis of cost, time to market and product performance criteria, which are significantly affected by the quality and length of the design process. The Company's mechanical CAD/CAM/CAE products offer a high-performance, fully integrated solution which enables end-users to reduce the time to market and manufacturing costs for their products and to improve product quality by easily evaluating multiple design alternatives. The Company believes that its Pro/ENGINEER product line offers better price/performance, greater ease of use, and more complete integration of multiple engineering disciplines than other available mechanical CAD/CAM/CAE products.

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

The Pro/ENGINEER product line runs on all major UNIX(R) and Microsoft(R) Windows NT(TM) and Windows(R) 95 Workstation Operating System platforms, and is hardware-independent. The product is written in "C" programming language, which allows for portability from one standard workstation to another. The Pro/ENGINEER product line primarily competes in the high-end of the mechanical CAD/CAM/CAE market.

                                  Acquisitions

On July 10, 1996, the Company acquired project modeling and management software ("Reflex") technology from Greenshire License Co. NV for $32,119,000 which included the issuance of 113,000 shares of the Company's common stock with a fair value of $5,000,000 at the time of acquisition and $5,000,000 payable in the fourth quarter of fiscal

1997. Payments of $22,119,000 in fiscal 1996 were from the Company's existing cash balances. The acquisition has been accounted for as a purchase.

On August 1, 1995, the Company acquired Rasna Corporation ("Rasna"), a developer and marketer of software products for mechanical computer-aided engineering, by merging it into the Company pursuant to an Agreement and Plan of Merger dated as of May 30, 1995. Based on the number of shares of Rasna common stock, the Company issued 7,541,000 shares of common stock and reserved 1,045,000 shares of its common stock for outstanding Rasna stock options assumed. The merger was accounted for as a pooling of interests.

On April 12, 1995, the Company acquired substantially all of the assets and specified liabilities of the Conceptual Design and Rendering System ("CDRS") software business operated by the Design Software Division of Evans & Sutherland Computer Corporation for approximately $33,507,000 in cash, which was paid by the Company from its existing cash balances. The acquisition has been accounted for as a purchase.



                              Product Development

The mechanical CAD/CAM/CAE industry is characterized by rapid technological advances. Accordingly, the Company's future success will depend upon its ability to enhance its current products and develop and introduce new products and modules which keep pace with technological developments and address increasingly sophisticated needs of its customers. The Company expects to continue to expand the scope of applications of its Pro/ENGINEER product family, to expand the functionality set of each of the acquired technologies, and to fully integrate all of the product families. The Company's ability to develop new products rapidly is facilitated by the modular structure of its software code, which enables functional subroutines used in existing products to be accessed and utilized by new software modules, thereby reducing the amount of new code required to develop additional products. The major benefit of this approach is rapid development of new functionality. The Company intends to focus its ongoing product development efforts on additional products within the Pro/ENGINEER product family, including tools for fully simulating the design, manufacturing, and function of our customers' products, and tools to manage all of the resulting engineering data. The Company intends to further accelerate these efforts to provide a completely integrated suite of tools for our customers. There can be no assurance, however, that the Company will be successful in developing and marketing product enhancements or new products and modules that respond to technological changes by others, or that its new products will adequately address the needs of the marketplace.

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

As of September 30, 1996, the Company's product development was performed by 453 employees at its Waltham, Massachusetts, headquarters; its San Jose, California and Salt Lake City, Utah offices; and abroad. The development group includes experts in mechanical engineering, advanced mathematical techniques, database structures and operating systems technology.

During the years ended September 30, 1996, 1995 and 1994, the Company incurred expenses of $39,476,000, $25,591,000 and $19,882,000, respectively, on research and development.


                                     Sales

The Company focuses its marketing and sales efforts primarily on the electronics, aerospace, automotive, consumer products, medical equipment, industrial equipment and telecommunications industries. The Company derives more than

90% of its revenue from products distributed directly to its customers and the remainder through third-party distributors. The Company's sales force manages the activities of all distribution channels within a geographic area.

As of September 30, 1996, the Company's sales and marketing organization consisted of 668 people in the United States and 977 people abroad. The Company has sales and/or support offices located in 84 cities across the United States and in 91 cities in 26 foreign countries.

Since inception, the Company has licensed software products for more than 71,500 seats to nearly 11,500 companies. A seat of software generally consists of the Company's core product, Pro/ENGINEER, together with several other software modules, configured to serve the needs of a single end user. End users of the Company's products range from small companies to some of the world's largest manufacturing organizations. No single customer accounted for more than 10% of the Company's revenue in fiscal 1996.

Information with respect to foreign and domestic operations and export sales may be found in Note L to the Consolidated Financial Statements of the Annual Report to Stockholders for the fiscal year ended September 30, 1996 ("1996 Annual Report to Stockholders"), which financial statements are included in Exhibit
13.1 to this Annual Report on Form 10-K and incorporated herein by reference.

                                  Competition

The mechanical CAD/CAM/CAE industry is highly competitive, and is characterized by rapidly advancing technology. In order to maintain or improve its position in this industry, the Company must continue to enhance its current products and develop, in a timely fashion, new products which address the rapidly changing needs of the marketplace.

The Company competes most directly with the CADAM(R) and CATIA(R) products developed by Dassault and marketed by IBM(R), the CADDS(R) product marketed by Computervision Corporation, the UNIGRAPHICS(R) product marketed by EDS, the I/EMS(TM) product marketed by Intergraph Corporation and the I-DEAS Master Series(TM) product marketed by Structural Dynamics Research Corporation. The Company believes that the principal bases for competition in its markets are product functionality, price/performance characteristics, product portability, ease of product use, sales and marketing strength, support services and corporate reputation. The Company is aware of ongoing efforts by competitors, some of whom have greater resources than the Company, to develop equivalent or superior technology and market these products at lower prices. Should a competitor successfully bring such a product to market and be able to sell it at a lower price in the future, the Company's operating results could be adversely affected. The Company's future success will depend in a large part on its ability to license additional products and services to its existing customer base as well as the installed customer bases of traditional mechanical CAD/CAM/CAE suppliers.

                               Proprietary Rights

The Company regards its software products as proprietary and attempts to protect its intellectual property rights by relying on copyrights, trademarks, patents and common law safeguards, including trade secret protection, as well as restrictions on disclosures and transferability in its agreements with other parties. The Company distributes its products under software license agreements, which grant customers perpetual licenses to, rather than ownership of, the Company's products and which contain various provisions protecting the Company's ownership of and the confidentiality of the underlying technology.
The Company also limits access to and distribution of its software, documentation and other proprietary information. The source code of the Company's products is protected as a trade secret and as an unpublished copyright work. Despite these precautions, it may be possible to copy or otherwise obtain and use the Company's products or technology without authorization. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries.

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

Pro/ENGINEER and Parametric Technology Corporation are registered trademarks and all product names in the PTC product family and the PTC logo are trademarks of Parametric Technology Corporation in the United States and other countries.

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

As of September 30, 1996, the Company had 2,774 employees, including 1,645 in sales, marketing and support activities; 418 in customer support, training and consulting; 258 in management, finance and administration; and 453 in product development. Of these employees, 1,477 were located in the United States and 1,297 were located in foreign countries.

ITEM 2:    Properties

The Company's executive offices are located in approximately 262,000 square feet of office space in Waltham, Massachusetts which is leased for an annual rent of approximately $5,384,000. The Company also leases 176 additional sales and/or support offices and development offices in the United States and, through its wholly-owned subsidiaries, abroad. The Company believes that its facilities are adequate for its present needs, but will continue to evaluate the need for additional space as the growth of the business requires.

ITEM 3:     Legal Proceedings

Not applicable.

ITEM 4:    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the last quarter of fiscal 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

       The executive officers of the Company as of November 14, 1996 were as follows:

       Name                       Age                        Position
       ----                       ---                        --------
      Steven C.  Walske           44                 Chairman of the Board of Directors and Chief Executive Officer
      C. Richard Harrison         41                 President and Chief Operating Officer
      Edwin J. Gillis             47                 Executive Vice President of Finance and Administration, Chief
                                                          Financial Officer and Treasurer
      Michael E. McGuinness       36                 Executive Vice President of Sales
      Kirk D. Bowman              31                 Senior Vice President of Business Development
      Robert C. Gremley           31                 Senior Vice President, Professional Services
      Donald R. Henrich           38                 Senior Vice President of Marketing
      Thomas W. Jensen, Ph.D.     43                 Senior Vice President of Research and Development
      Martha L. Durcan            37                 Vice President, Corporate Counsel and Clerk
      James F. Kelliher           37                 Vice President of Finance and Assistant Treasurer
      John G. Mokas               37                 Controller

Mr. Walske has been Chairman of the Board of Directors since August 1994 and Chief Executive Officer and a director of the Company since he joined the Company in December 1986. Mr. Walske was President of the Company from December 1986 to August 1994 and Clerk of the Company from December 1986 to February 1993.

Mr. Harrison has been President and Chief Operating Officer since August 1994. Prior to that, Mr. Harrison served as Senior Vice President of Sales and Distribution from September 1991 until August 1994 and as Vice President of Sales and Distribution from May 1987 to September 1991.

Mr. Gillis has been Executive Vice President of Finance and Administration since October 1996 and Chief Financial Officer and Treasurer since October 1995. Mr. Gillis served as Senior Vice President of Finance and Administration from
October 1995 to September 1996.   Prior to joining the Company, Mr. Gillis was
Senior Vice President of Finance and Operations and Chief Financial Officer at Lotus Development Corporation from August 1991 until September 1995.

Mr. McGuinness has been Executive Vice President of Sales since October 1996. Prior to that, Mr. McGuinness had served as Senior Vice President of Sales and Distribution from September 1994 to September 1996, and Vice President of North American Sales Operations from October 1991 to September 1994.

Mr. Bowman has been Senior Vice President of Business Development since October 1996. Prior to that, Mr. Bowman served as Vice President, European Operations from October 1994 to September 1996, Vice President, Far East Operations from October 1993 to September 1994, Regional Director from October 1992 to September 1993, and District Sales Manager from October 1991 to September 1992.

Mr. Gremley has been Senior Vice President of Professional Services since November 1996. Prior to that, Mr. Gremley served as Vice President for Implementation Services from September 1995 to October 1996, Vice President of Consulting Services from December 1994 to August 1995, Director of Consulting Services from October 1992 to November 1994, Manager of Application Services from December 1991 to September 1992, and Manager of Corporate Accounts from March 1990 to November 1991.

Mr. Henrich has been Senior Vice President of Marketing since October 1996. Prior to that, Mr. Henrich was Vice President of Asia Pacific Operations from October 1994 to September 1996, Managing Director of Southern Europe from October 1993 to September 1994, Regional Director from July 1993 to October 1993, and District Sales Manager from April 1992 to June 1993. Prior to joining the Company, Mr. Henrich was Regional Sales Manager at Adra Systems, Inc. from April 1990 to March 1992.

Dr. Jensen has been Senior Vice President of Research and Development since he joined the Company in April 1995. Prior to joining the Company, Dr. Jensen was Vice President and General Manager from May 1993 until April 1995, and from July 1986 until May 1993 was Director of Research and Development of the Design Software Division at Evans & Sutherland Computer Corporation.

Ms. Durcan has served as Vice President since October 1993, Corporate Counsel since joining the Company in March 1992 and as Clerk since February 1993. Prior to joining the Company, Ms. Durcan was an associate with the law firm of Goodwin, Procter & Hoar from September 1989 to March 1992.

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

                                    PART II

ITEM 5:    Market for Registrant's Common Equity and Related Stockholder Matters

On July 10, 1996, the Company issued 113,000 shares of its common stock to Greenshire License Co. NV ("Greenshire") as partial consideration for the acquisition of certain software described in more detail in Part I, Item 1 of this Annual Report on Form 10-K. The shares were issued without registration under the Securities Act of 1933 in reliance on the exemption provided by
Section 4(2) thereof based, among other matters, on Greenshire's representations as to its investment intent and sophistication in financial matters. Further information with respect to this item may be found in the sections captioned "Quarterly Financial Information" and "Supplemental Financial Information" appearing in the 1996 Annual Report to Stockholders. Such information is incorporated herein by reference.

ITEM 6:     Selected Financial Data

Information with respect to this item may be found in the section captioned "Five Year Summary of Selected Financial Data" appearing in the 1996 Annual Report to Stockholders. Such information is incorporated herein by reference.

ITEM 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

Information with respect to this item may be found in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of
Operations" appearing in the 1996 Annual Report to Stockholders.   Such
information is incorporated herein by reference.

ITEM 8:     Financial Statements and Supplementary Data

Information with respect to this item may be found on pages 28 through 39 and in the section entitled "Quarterly Financial Information" appearing in the 1996
Annual Report to Stockholders.   Such information is incorporated herein by
reference.

ITEM 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 17, 1995, the Board of Directors of the Company, upon recommendation of its Audit Committee, approved a change in the Company's independent accountants from Price Waterhouse LLP to Coopers & Lybrand L.L.P. effective for the fiscal year ended September 30, 1996. Price Waterhouse LLP served as the Company's independent accountants for fiscal years 1992 through 1995. During these periods, the Company did not have any disagreements with Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, nor did any reports issued by Price Waterhouse LLP contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.


                                    PART III

ITEM 10:     Directors and Executive Officers of the Registrant

Information with respect to directors of the Company may be found in the sections captioned "Election of Directors" appearing in the 1997 Proxy Statement. Such information is incorporated herein by reference. Information with respect to Executive Officers of the Company may be found under the section captioned "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

ITEM 11:     Executive Compensation

Information with respect to this item may be found in the sections captioned "Director Compensation" and "Compensation of Executive Officers" appearing in the 1997 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12:     Security Ownership of Certain Beneficial Owners and Management

Information with respect to this item may be found in the section captioned "Principal Stockholders" appearing in the 1997 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13:     Certain Relationships and Related Transactions

Not applicable.

                                    PART IV

ITEM 14:     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Documents Filed as Part of Form 10-K
     1. Financial Statements
        -Consolidated Balance Sheet as of September 30, 1996 and 1995* -Consolidated Statement of Income for the years ended September
         30, 1996, 1995 and 1994*
        -Consolidated Statement of Stockholders' Equity for the years ended September 30, 1996, 1995 and 1994*
        -Consolidated Statement of Cash Flows for the years ended
         September 30, 1996, 1995 and 1994*
        -Notes to Consolidated Financial Statements*
        -Reports of Independent Accountants for the years ended September
         30, 1996*, 1995 and 1994
        -Independent Auditors' Report for Rasna Corporation as of
         December 31, 1994 and for the year then ended
     2. Financial Statement Schedules
        -Reports of Independent Accountants for the years ended September
         30, 1996, 1995 and 1994
        -Schedule II - Valuation and Qualifying Accounts
        -Schedules other than the one listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.
     3. Listing of Exhibits
         The Exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding such Exhibits, and are incorporated herein by reference.

(b)   Reports on Form 8-K
      None.

(c)   Exhibits
      The Company hereby files as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index.

(d)   Financial Statement Schedules
      The Company hereby files as part of this Annual Report on Form 10-K the financial statement schedule listed in Item 14(a)2 as set forth above.

--------
*Referenced information is contained in the 1996 Annual Report to Stockholders, filed as Exhibit 13.1 hereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of December, 1996.

                                  PARAMETRIC TECHNOLOGY CORPORATION


                                  By  /S/  Steven C. Walske
                                      -----------------------------
                                      Steven C. Walske, Chairman
                                      and Chief Executive Officer


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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on the 23rd day of December, 1996.


Signature                         Title
---------                         -----

/S/ Steven C. Walske              Chief Executive Officer and Chairman of the Board
-----------------------           (Principal Executive Officer)
Steven C. Walske

/S/ C. Richard Harrison           President, Chief Operating Officer
-----------------------           and Director
C. Richard Harrison

/S/ Edwin J. Gillis               Executive Vice President of Finance
-----------------------           and Administration, Chief Financial Officer and Treasurer
Edwin J. Gillis                   (Principal Financial Officer and Principal Accounting Officer)


/S/ Robert N. Goldman             Director
-----------------------
Robert N. Goldman


/S/ Donald K. Grierson            Director
-----------------------
Donald K. Grierson


                                  Director
-----------------------
Oscar B. Marx, III


/S/ Michael E. Porter             Director
-----------------------
Michael E. Porter


/S/ Noel G. Posternak             Director
-----------------------
Noel G. Posternak

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

3.1 - Restated Articles of Organization of the Company (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1996 and incorporated herein by reference).

3.2 - By-Laws, as amended and restated, of the Company; filed herewith.

10.1 - Registration Rights Agreement dated March 26, 1987, as amended, among the Company and certain investors of the Company (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 33-31620) and incorporated herein by reference).

10.2*  - 1987 Incentive Stock Option Plan of the Company, as amended;
         filed herewith.

10.3 - Lease dated May 22, 1987 by and between the Company and the Trustees of 128 Technology Trust (filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 33-31620) and incorporated herein by reference).

10.4 - Form of the Company's Distributorship Agreement (filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File No. 33-31620) and incorporated herein by reference).

10.5   - Form of the Company's Agreement for Licensed Products (filed as Exhibit
         10.11 to the Company's Registration Statement on Form S-1 (File No. 33-31620) and incorporated herein by reference).

10.6* - Employment Letter with Steven C. Walske dated October 17, 1986 (filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 33-31620) and incorporated herein by reference).

10.7*  - Severance Agreement with Steven C. Walske dated June 20, 1990;
         filed herewith.

10.8   - Lease Amendment dated November 8, 1989 by and between the
         Company and the Trustees of 128 Technology Trust; filed herewith.

10.9 - Lease Amendment dated January 21, 1991 by and between the Company and the Trustees of 128 Technology Trust (filed as Exhibit 10.20 to the Annual Report on Form 10-K for the fiscal year ended September 30, 1991 and incorporated herein by reference).

10.10* - Parametric Technology Corporation 1992 Director Stock Option Plan, as amended; filed herewith.

__________
*Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates.

10.11 - Lease Amendment dated March 6, 1992 by and between the Company and the Trustees of 128 Technology Trust (filed as Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended September 30, 1992 and incorporated herein by reference).

10.12 - Lease Amendment dated November 18, 1992 by and between the Company and the Trustees of 128 Technology Trust (filed as Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended September 30, 1992 and incorporated herein by reference).

10.13  - Form of the Company's Sales Representative Agreement (filed as Exhibit
         10.10 to the Company's Registration Statement on Form S-1 (File No. 33-31620) and incorporated herein by reference).

10.14 - Lease Amendment dated June 8, 1993 by and between the Company and the Trustees of 128 Technology Trust (filed as Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and incorporated herein by reference).

10.15* - First Amendment to Severance Agreement with Steven C. Walske dated June
         15, 1993 (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1993 and incorporated herein by reference).

10.16* - Severance Agreement with C. Richard Harrison dated August 19, 1994
         (filed as Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 and incorporated herein by reference).

10.17 - Lease Amendment dated April 14, 1994 by and between the Company and the Trustees of 128 Technology Trust (filed as Exhibit 10.22 to the Annual Report on form 10-K for the fiscal year ended September 30, 1994 and incorporated herein by reference).

10.18 - Lease Amendment dated January 19, 1995 by and between the Company and the Trustees of 128 Technology Trust (filed as Exhibit 10.23 to the Annual Report on Form 10-K for the fiscal year ended September 30, 1995 and incorporated herein by reference).

10.19* - Severance Agreement with Edwin J. Gillis dated October 2, 1995 (filed as Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended September 30, 1995 and incorporated herein by reference).

10.20* - Parametric Technology Corporation 1996 Directors Stock Option Plan, as amended; filed herewith.

13.1 - Annual Report to Stockholders for the fiscal year ended September 30, 1996 (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K); filed herewith.

16.1 - Letter from Price Waterhouse LLP (filed as Exhibit 16.1 to the Current Report on Form 8-K dated November 17, 1995 and incorporated herein by reference).

21.1   - Subsidiaries of the Company; filed herewith.

23.1   - Report of Coopers & Lybrand L.L.P.; filed herewith.

23.2   - Consent of Coopers & Lybrand L.L.P.; filed herewith.

23.3   - Report of Price Waterhouse LLP; filed herewith.

23.4 - Report of Price Waterhouse LLP on Financial Statement Schedules; filed herewith.
__________
*Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates.

23.5   - Consent of Price Waterhouse LLP; filed herewith.

23.6   - Report of Deloitte & Touche LLP; filed herewith.

23.7   - Consent of Deloitte & Touche LLP; filed herewith.

27.1   - Financial Data Schedule; filed herewith.
__________
*Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates.

                                                                     SCHEDULE II

                       PARAMETRIC TECHNOLOGY CORPORATION
                       Valuation and Qualifying Accounts


(in thousands)
==================================================================================================================================
              Column A                       Column B                 Column C                  Column D              Column E
----------------------------------------------------------------------------------------------------------------------------------
                                                                    Additions
                                                            --------------------------

                                            Balance          Charged to                                                Balance
                                         at Beginning        costs and       Charged to                                at end
Description                                of period         expenses       other accounts     Deductions(1)          of period
---------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED SEPTEMBER 30, 1996
Allowance for Doubtful Accounts......       $2,733             1,404              -               (1,227)              $2,910

YEAR ENDED SEPTEMBER 30, 1995
Allowance for Doubtful Accounts......       $2,694             1,110              -               (1,071)              $2,733

YEAR ENDED SEPTEMBER 30, 1994
Allowance for Doubtful Accounts......       $1,546             1,388              -                 (240)              $2,694

------------------------------------------------------
(1) Uncollectible accounts written off, net of recoveries.