Form 10-Q
period 1996-12-28
PARAMETRIC TECHNOLOGY CORP
filed 1997-02-05
CIK 857005

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended: DECEMBER 28, 1996   Commission File Number: 0-18059
                       -----------------                           --------




                       PARAMETRIC TECHNOLOGY CORPORATION
                       ---------------------------------
             (Exact name of registrant as specified in its charter)



        MASSACHUSETTS                                      04-2866152
-------------------------------               ---------------------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification Number)
incorporation or organization)

                    128 TECHNOLOGY DRIVE, WALTHAM, MA  02154
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

                         YES    X              NO
                             ----------           ----------

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                    127,489,497
--------------------------------------         --------------------------------
                  Class                        Outstanding at December 28, 1996


                           Total number of pages: 10

                       PARAMETRIC TECHNOLOGY CORPORATION


                                     INDEX
                                     -----

                                                                                     Page
                                                                                     ----

PART  I         FINANCIAL INFORMATION

      Item 1    Financial Statements

                Consolidated Balance Sheet
                December 28, 1996 and September 30, 1996                              3

                Consolidated Statement of Income
                Three months ended December 28, 1996 and  December 30, 1995           4

                Consolidated Statement of Cash Flows
                Three months ended December 28, 1996 and  December 30, 1995           5

                Notes to Consolidated Financial Statements                            6

      Item 2    Management's Discussion and Analysis of
                Financial Condition and Results of Operations                         7


SIGNATURE                                                                            10

                       PARAMETRIC TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                             (amounts in thousands)

               ASSETS                                   December 28, 1996   September 30, 1996
                                                        ------------------  ------------------
                                                           (unaudited)
Current assets:
  Cash and cash equivalents                                      $174,828             $201,614
  Short-term investments                                          283,674              232,602
  Accounts receivable, net of allowance for doubtful
     accounts of $2,818 and $2,910                                125,427              117,273
  Other current assets                                             10,364               10,561
                                                                 --------             --------

     Total current assets                                         594,293              562,050

Marketable investments                                             10,899               21,896
Property and equipment, net                                        40,270               36,517
Other assets                                                       45,601               38,754
                                                                 --------             --------

     Total assets                                                $691,063             $659,217
                                                                 ========             ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                          $ 43,800             $ 39,416
  Accrued compensation                                             28,231               32,186
  Deferred revenue                                                 61,678               56,420
  Income taxes                                                     16,775               17,970
                                                                 --------             --------

     Total current liabilities                                    150,484              145,992

Other liabilities                                                     767                  793

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000 shares authorized;
     none issued                                                       --                   --
  Common stock, $.01 par value; 215,000 shares authorized;
     127,677 and 127,452 shares issued                              1,277                1,275
  Additional paid-in capital                                      216,797              207,039
  Foreign currency translation adjustment                          (2,385)              (1,316)
  Retained earnings                                               334,404              306,638
  Treasury stock, at cost, 188 and 23 shares                      (10,356)              (1,164)
  Unrealized gain (loss) on investments                                75                  (40)
                                                                 --------             --------

     Total stockholders' equity                                   539,812              512,432
                                                                 --------             --------

     Total liabilities and stockholders' equity                  $691,063             $659,217
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

                       PARAMETRIC TECHNOLOGY CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                 (amounts in thousands, except per share data)
                                  (unaudited)

                                          Three Months Ended
                                 -------------------------------------
                                 December 28, 1996   December 30, 1995
                                 ------------------  -----------------

Revenue:
  License                                  $138,442           $ 91,430
  Service                                    45,059             33,967
                                           --------           --------

     Total revenue                          183,501            125,397
                                           --------           --------

Cost of revenue:
  License                                     1,991                779
  Service                                    15,557             11,675
                                           --------           --------

     Total cost of revenue                   17,548             12,454
                                           --------           --------

Gross profit                                165,953            112,943
                                           --------           --------

Operating expenses:
  Sales and marketing                        71,661             50,451
  Research and development                   12,134              7,825
  General and administrative                  8,705              5,934
                                           --------           --------


     Total operating expenses                92,500             64,210
                                           --------           --------

Operating income                             73,453             48,733

Other income, net                             2,625              3,023
                                           --------           --------

Income before income taxes                   76,078             51,756

Provision for income taxes                   26,627             18,736
                                           --------           --------

Net income                                 $ 49,451           $ 33,020
                                           ========           ========

Net income per share                       $   0.37           $   0.25
                                           ========           ========

Weighted average number of
  common and dilutive common
  equivalent shares outstanding             135,439            132,949
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

                       PARAMETRIC TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (amounts in thousands)
                                  (unaudited)

                                                                     Three Months Ended
                                                           ---------------------------------------
                                                            December 28, 1996   December 30, 1995
                                                           -------------------  ------------------
Cash flows from operating activities:
  Net income                                                         $ 49,451            $ 33,020
  Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and amortization                                      4,805               3,288
     Deferred income taxes                                                920               2,613
     Changes in assets and liabilities:
      Increase in accounts receivable                                  (8,870)             (3,427)
      (Increase) decrease in other current assets                         686                (443)
      (Increase) decrease in other assets                                (607)              1,260
      Increase in accounts payable and accrued expenses                 4,567               3,775
      Decrease in accrued compensation                                 (3,782)             (3,496)
      Increase in deferred revenue                                      5,681               1,214
      Increase in income taxes                                          5,385               6,559
                                                                     --------            --------

  Net cash provided by operating activities                            58,236              44,363
                                                                     --------            --------

Cash flows from investing activities:
  Additions to property and equipment, net                             (7,871)             (5,931)
  Additions to capitalized computer software costs                       (200)               (200)
  Proceeds from sale of investments                                    32,916              36,626
  Purchases of investments                                            (80,876)            (58,803)
                                                                     --------            --------

  Net cash used by investing activities                               (56,031)            (28,308)
                                                                     --------            --------

Cash flows from financing activities:
  Repayment of long-term obligations                                      (22)                (35)
  Proceeds from issuance of common stock                               12,521               9,975
  Purchases of treasury stock                                         (40,122)             (6,543)
                                                                     --------            --------

  Net cash provided (used) by financing activities                    (27,623)              3,397
                                                                     --------            --------

Effects of exchange rate changes on cash                               (1,368)               (613)
                                                                     --------            --------

Net increase (decrease) in cash and cash equivalents                  (26,786)             18,839

Cash and cash equivalents at beginning of period                      201,614             145,638
                                                                     --------            --------

Cash and cash equivalents at end of period                           $174,828            $164,477
                                                                     ========            ========

        The accompanying notes are an integral part of the consolidated financial statements.

                       PARAMETRIC TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION:

   The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and have been prepared by the Company in accordance with generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

   The results of operations for the three-month period ended December 28, 1996 are not necessarily indicative of the results expected for the full fiscal year.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Parametric Technology Corporation is the leading supplier of software tools used to automate the mechanical development of a product from its conceptual design through its release into manufacturing.

     Information provided by the Company, including information contained in this Quarterly Report on Form 10-Q, or by its spokespersons from time to time may contain forward-looking statements concerning projected financial performance, market and industry segment growth, product development and commercialization or other aspects of future operations. In particular, the statements in this Report concerning anticipated revenue, geographical growth rates and projected expenses made pursuant to the safe harbor established by recent securities legislation are based on the assumptions and expectations of the Company's management at the time such statements are made. The Company cautions investors that its performance (and, therefore, any forwarding-looking statement) is subject to risks and uncertainties. Important information about the basis for those assumptions is discussed below and is contained in "Important Factors Regarding Future Results" included in the "Management's Discussion and Analysis of Financial Condition and Results of Operations"
section in the 1996 Annual Report to Stockholders, incorporated herein by reference.

RESULTS OF OPERATIONS

     For the quarter ended December 28, 1996, the Company's revenue and net income increased 46% and 50%, respectively, over the corresponding quarter in fiscal 1996. Net income as a percentage of revenue was 27% for the quarter ended December 28, 1996 compared to 26% in the corresponding quarter in fiscal 1996.

   The Company derives its revenue from the sale and support of software used in the mechanical segment of the CAD/CAM/CAE (computer-aided design, manufacturing and engineering) industry. Revenue growth in the three-month period ended December 28, 1996 reflects the continued worldwide acceptance of the Company's products and services and the Company's ongoing investment in expanding its worldwide direct sales force. The Company licensed 92% of its products directly to end-user customers and 8% via third-party distributors in the three-month period ended December 28, 1996 compared with 91% directly to end-user customers and 9% via third-party distributors in the three-month period ended December 30, 1995. Revenue, including license and service revenues, for the three-month period ended December 28, 1996 was $183,501,000 compared with $125,397,000 for the three-month period ended December 30, 1995. These totals represent an increase of 46% over the corresponding period in fiscal 1996. License revenue was $138,442,000 for the three-month period ended December 28, 1996, a 51% increase from $91,430,000 for the corresponding period in fiscal 1996. This growth results from an increase in the number of seats of software licensed and from a higher price realized per seat. A seat of software generally consists of the Company's core product, Pro/ENGINEER(R), together with several other software modules, configured to serve the needs of a single end user. The Company licensed 6,984 seats of software in the three-month period ended December 28, 1996, an increase of 39% from 5,008 seats of software in the comparable period in fiscal 1996. The increase in the number of seats licensed was achieved as a result of continued market penetration of the Company's products. The average price per seat during the three months ended December 28, 1996 was $19,800, compared with an average price of $18,300 for the same period in fiscal 1996. The average price per seat has increased as a result of customers purchasing configurations of Pro/ENGINEER seats containing more modules and an increase in the percentage of the Company's revenue derived from international markets, where the prices have typically been higher than in North America.

   Service revenue is derived from the sale of software maintenance contracts and the performance of training and consulting services. Service revenue was $45,059,000 for the three-month period ended December 28, 1996 compared to $33,967,000 for the comparable period in fiscal 1996. The increase in service revenue is a result of the growth in the Company's installed customer base and, to a lesser extent, increased training and consulting services performed for these customers. The smaller increase in training and consulting revenue of 18% is a result of the Company outsourcing a portion of these services to third parties to allow the Company to focus its resources on increasing its installed base.

   The Company derived 57% of revenue from sales to international customers in the three-month period ended December 28, 1996, compared with 53% for the same period in fiscal 1996. The increase in international revenue is primarily attributable to continued international acceptance of the Company's products and services, the establishment of new subsidiaries and sales offices, and the growth in the sales force in Europe and Asia/Pacific. The Company expects that total revenue will increase throughout fiscal 1997 from continued penetration in the mechanical CAD/CAM/CAE industry, and that international revenue will continue to account for a significant portion of that total growth. Although the Company expects revenues to grow throughout fiscal 1997, there can be no assurance that quarterly revenue growth rates or geographical growth rates will be comparable with those achieved in the three-month period ended December 28, 1996. Achieving this expectation depends on the Company's ability to continue to penetrate the mechanical CAD/CAM/CAE market, to attract and retain skilled personnel, and to deliver timely product enhancements.

   Cost of license revenue consists of the amortization of capitalized computer software costs and costs associated with reproducing software on compact disks, printing user manuals, royalties, packaging and shipping. The increase in cost of license revenue is a result of the increase in the number of seats licensed during the three-month period ended December 28, 1996 as compared to the corresponding period in fiscal 1996. Cost of service revenue includes the costs associated with training and consulting personnel, such as salaries and related costs and travel, and costs related to software maintenance, including costs incurred for customer support personnel and the release of maintenance updates. The increase in cost of service revenue resulted primarily from growth in the staffing necessary to generate and support increased worldwide service revenue and provide ongoing quality customer support to its increasing installed base. Combined, these expenses increased to $17,548,000 for the three-month period ended December 28, 1996 from $12,454,000 for the corresponding period in fiscal 1996. Total cost of revenue as a percentage of revenue remained stable at 10% for the three-month period ended December 28, 1996 and the corresponding period in fiscal 1996.

   Sales and marketing expenses primarily include salaries, sales commissions, travel and facility costs. Sales and marketing expenses increased to $71,661,000 for the three-month period ended December 28, 1996 from $50,451,000 for the corresponding period in fiscal 1996. These costs decreased as a percentage of revenue to 39% for the three-month period ended December 28, 1996, compared with 40% for the comparable period in fiscal 1996. The absolute increase in these expenses was due primarily to worldwide expansion of the sales force and sales commissions associated with higher revenue. Total sales and marketing headcount increased to 1,759 at December 28, 1996, an increase of 41% from 1,247 at December 30, 1995. International sales and marketing expenses represented 61% of total sales and marketing expenses for the three-month period ended December 28, 1996, compared with 62% for the same period in fiscal 1996. The Company expects to continue the growth of its worldwide sales and marketing organization during fiscal 1997, reflecting the Company's commitment to focus its resources on increasing its installed base and to continue to expand its global market penetration.

   The Company continued to make significant investments in research and development, consisting principally of salaries and benefits, expenses associated with product translations, costs of computer equipment used in software development, and facility expenses. Research and development expenses increased to $12,134,000 for the three-month period ended December 28, 1996 from $7,825,000 for the corresponding period in fiscal 1996. Total research and development expenses were 7% of revenue for the three-month period ended December 28, 1996 compared with 6% for the same period in fiscal 1996. The Company believes that research and development expenditures are essential to maintaining its competitive position in the CAD/CAM/CAE market and expects the expenditure levels to increase in absolute dollars throughout fiscal 1997.

   General and administrative expenses include the costs of corporate, finance, information technology, human resources and administrative functions of the Company. These expenses increased to $8,705,000 for the three-month period ended December 28, 1996 from $5,934,000 for the corresponding period in fiscal 1996. General and administrative expenses as a percentage of revenue remained stable at 5% for the three-month period ended December 28, 1996 and December 30, 1995. The absolute increase in these expenses was primarily due to the hiring of additional employees necessary to support the Company's worldwide growth.

   Other income, net, primarily includes interest income and expense and foreign currency gains and losses. Interest income increased to $3,965,000 for the three-month period ended December 28, 1996 compared with $3,308,000 for the corresponding period in fiscal 1996 due primarily to higher interest-bearing cash and investment balances. As the international portion of its business continues to increase, a growing percentage of the Company's revenue and expenses is transacted in foreign currencies. To minimize, where possible, foreign exchange gains or losses from fluctuations in foreign exchange rates related to specific foreign currency denominated receivables, the Company has a hedging program, which involves the use of forward foreign exchange contracts in
the primary European and Asian currencies.   Losses resulting from foreign
currency transactions,
including the results of the hedging program, were $525,000 for the three-month period ended December 28, 1996 and $246,000 for the corresponding period in fiscal 1996.

   The Company's effective tax rate for the three-month period ended December 28, 1996 was 35%, compared with 36.2% for the same period in fiscal 1996. The difference between the effective and statutory federal tax rate was due primarily to the benefits of tax-exempt interest income and the foreign sales corporation, offset by the impact of state income taxes.

   The number of worldwide employees increased 35% to 2,923 at December 28, 1996 compared with 2,171 at December 30, 1995. Employment increased significantly to support higher revenues and international expansion, with the largest portion of this growth occurring in the sales and marketing department.

LIQUIDITY AND CAPITAL RESOURCES

   As of December 28, 1996, the Company had $174,828,000 of cash and cash equivalents and $294,573,000 of investments. Net cash generated by operating activities and proceeds from issuance of the Company's stock under stock plans provided sufficient resources to fund the Company's headcount growth, capital asset needs and stock repurchases for the three months ended December 28, 1996. Net cash provided by operating activities, consisting primarily of net income from operations before depreciation and amortization and increases in working capital, was $58,236,000 for the three-month period ended December 28, 1996 compared with $44,363,000 for the corresponding period in fiscal 1996. Net cash used by investing activities totaled $56,031,000 for the three-month period ended December 28, 1996, compared with $28,308,000 for the corresponding period in fiscal 1996. Investment activities consisted primarily of purchases and sales of investments, and additions to property and equipment. The company acquired $7,871,000 of capital equipment consisting primarily of computer equipment, software, and office equipment. The increase was a result of the growth in employee headcount, continued expansion of its worldwide sales and support operations and increased investment in information technologies and in computer workstations to keep field and development employees current with changes in the hardware and software marketplace. For the remainder of fiscal 1997, the Company plans to spend at least as much as was spent in fiscal 1996; however, the level of spending will be dependent on various factors, including the growth of the business and general economic conditions. Financing activities, consisting primarily of proceeds from issuance of common stock, offset by the purchases of treasury stock in fiscal 1997, used $27,623,000 for the three months ended December 28, 1996 and provided $3,397,000 for the three months ended December 30, 1995.

   On May 12, 1994, the Company announced that its Board of Directors had authorized a plan that allows the Company to repurchase up to 6,000,000 shares of its common stock. The Company intends to repurchase these shares to partially offset the dilution caused by the exercise of stock options under the Company's option plans and the purchase of shares under the employee stock purchase plan. During the three-month period ended December 28, 1996, the Company repurchased 780,000 shares at a cost of $40,122,000, of which 188,000 remained in treasury at December 28, 1996. Since the inception of the plan, the Company has repurchased 2,873,000 shares. Ongoing repurchases will be funded through the use of available cash, cash generated from operations and cash received from stock option exercises and employee stock purchase plan purchases.

   The Company believes that existing cash and short-term investment balances, together with cash generated from operations and issuance of the Company's common stock under stock plans, will be sufficient to meet the Company's currently projected working capital, financing and capital expenditure requirements through at least fiscal 1997.

                                   SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    PARAMETRIC TECHNOLOGY CORPORATION




Date: February 3, 1997                 by:  /S/ Edwin J. Gillis
                                          -----------------------------------
                                       Edwin J. Gillis
                                       Executive Vice President of Finance and
                                       Administration, Chief Financial Officer
                                       and Treasurer