Form 10-Q
period 1997-03-29
PARAMETRIC TECHNOLOGY CORP
filed 1997-05-08
CIK 857005

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended: MARCH 29, 1997            Commission File Number: 0-18059
                       --------------                                    -------



                       PARAMETRIC TECHNOLOGY CORPORATION
                       ---------------------------------
             (Exact name of registrant as specified in its charter)

         MASSACHUSETTS                                  04-2866152
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                    128 TECHNOLOGY DRIVE, WALTHAM, MA  02154
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

                         YES     X      NO
                             ----------    ----------


   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                        127,563,454
--------------------------------------             -----------------------------
              Class                                Outstanding at March 29, 1997


                           Total number of pages: 12

                       Exhibit index appears on page 12

                       PARAMETRIC TECHNOLOGY CORPORATION


                                     INDEX
                                     -----

                                                                           Page
                                                                           ----

PART I          FINANCIAL INFORMATION

        Item 1  Financial Statements

                Consolidated Balance Sheet                                   3
                 March 29, 1997 and September 30, 1996

                Consolidated Statement of Income                             4
                 Three and six months ended March 29, 1997 and
                 March 30, 1996

                Consolidated Statement of Cash Flows                         5
                 Six months ended March 29, 1997 and  March 30, 1996

                Notes to Consolidated Financial Statements                   6

        Item 2  Management's Discussion and Analysis of                      7
                 Financial Condition and Results of Operations

PART II         OTHER INFORMATION

        Item 4  Submission of Matters to a Vote of Security Holders         10

        Item 6  Exhibits                                                    10

SIGNATURE                                                                   11


                       PARAMETRIC TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                             (amounts in thousands)

                  ASSETS                    March 29, 1997   September 30, 1996
                                            --------------   ------------------
                                              (unaudited)
Current assets:
  Cash and cash equivalents                       $212,088             $201,614
  Short-term investments                           289,528              232,602
  Accounts receivable, net                         138,439              117,273
  Other current assets                              16,347               10,561
                                                  --------             --------

     Total current assets                          656,402              562,050

Marketable investments                                  --               21,896
Property and equipment, net                         40,745               36,517
Other assets                                        45,395               38,754
                                                  --------             --------

     Total assets                                 $742,542             $659,217
                                                  ========             ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses           $ 45,592             $ 39,416
  Accrued compensation                              35,540               32,186
  Deferred revenue                                  70,431               56,420
  Income taxes                                      31,962               17,970
                                                  --------             --------

     Total current liabilities                    183,525               145,992

Other liabilities                                     744                   793

Stockholders' equity:
  Preferred stock, $.01 par value;
    5,000 shares authorized; none issued               --                    --
  Common stock, $.01 par value;
    350,000 shares authorized;
    128,148 and 127,452 shares issued               1,281                 1,275
  Additional paid-in capital                      230,952               207,039
  Retained earnings                               362,955               306,638
  Treasury stock, at cost, 585 and 23 shares      (32,081)               (1,164)
  Other equity                                     (4,834)               (1,356)
                                                 --------              --------

    Total stockholders' equity                    558,273               512,432
                                                 --------              --------

    Total liabilities and stockholders' equity   $742,542              $659,217
                                                 ========              ========


          The accompanying notes are an integral part of the consolidated financial statements.

                       PARAMETRIC TECHNOLOGY CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                 (amounts in thousands, except per share data)
                                  (unaudited)

                                  Three Months Ended                Six Months Ended
                                 --------------------             --------------------
                                 March 29,  March 30,             March 29,  March 30,
                                   1997       1996                  1997        1996
                                 ---------  ---------             ---------  ---------

Revenue:
  License                         $147,054   $103,420              $285,496  $194,850
  Service                           50,958     37,073                96,017    71,040
                                  --------   --------              --------  --------

     Total revenue                 198,012    140,493               381,513   265,890
                                  --------   --------              --------  --------

Cost of revenue:
  License                            2,737        987                 4,728     1,766
  Service                           15,824     12,402                31,381    24,077
                                  --------   --------              --------  --------

     Total cost of revenue          18,561     13,389                36,109    25,843
                                  --------   --------              --------  --------

Gross profit                       179,451    127,104               345,404   240,047
                                  --------   --------              --------  --------

Operating expenses:
  Sales and marketing               77,263     56,303               148,924   106,754
  Research and development          13,292      8,901                25,426    16,726
  General and administrative         9,719      6,814                18,424    12,748
                                  --------   --------              --------  --------


     Total operating expenses      100,274     72,018               192,774   136,228
                                  --------   --------              --------  --------

Operating income                    79,177     55,086               152,630   103,819

Other income, net                    2,450      2,651                 5,075     5,674
                                  --------   --------              --------  --------

Income before income taxes          81,627     57,737               157,705   109,493

Provision for income taxes          28,569     20,900                55,196    39,636
                                  --------   --------              --------  --------

Net income                        $ 53,058   $ 36,837              $102,509  $ 69,857
                                  ========   ========              ========  ========

Net income per share                $ 0.39     $ 0.28                $ 0.76    $ 0.53
                                    ======     ======                ======    ======

Weighted average number of
  common and dilutive
  common equivalent shares
  outstanding                      135,328    133,329               135,212   132,982
                                  ========   ========              ========  ========


        The accompanying notes are an integral part of the consolidated financial statements.

                       PARAMETRIC TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (amounts in thousands)
                                  (unaudited)

                                                                  Six Months Ended
                                                           ----------------------------------
                                                            March 29, 1997    March 30, 1996
                                                           -----------------  ---------------
Cash flows from operating activities:
  Net income                                                      $ 102,509        $  69,857
  Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and amortization                                   10,338            6,297
     Deferred income taxes                                              754            5,698
     Changes in assets and liabilities:
      Increase in accounts receivable                               (26,498)         (13,357)
      Increase in other current assets                               (3,466)          (6,900)
      (Increase) decrease in other assets                              (958)           1,626
      Increase in accounts payable and accrued expenses               7,672            8,128
      Increase in accrued compensation                                4,536            2,396
      Increase in deferred revenue                                   16,157            6,989
      Increase in income taxes                                       28,158            9,177
                                                                  ---------        ---------

  Net cash provided by operating activities                         139,202           89,911
                                                                  ---------        ---------

Cash flows from investing activities:
  Additions to property and equipment, net                          (13,427)         (16,252)
  Additions to capitalized and purchased software costs                (814)            (400)
  Proceeds from sale of investments                                 113,702           30,193
  Purchases of investments                                         (156,811)        (107,795)
                                                                  ---------        ---------

  Net cash used by investing activities                             (57,350)         (94,254)
                                                                  ---------        ---------

Cash flows from financing activities:
  Repayment of long-term obligations                                    (91)             (63)
  Proceeds from issuance of common stock                             28,185           19,311
  Purchases of treasury stock                                       (95,020)         (25,538)
                                                                  ---------        ---------

  Net cash provided (used) by financing activities                  (66,926)          (6,290)
                                                                  ---------        ---------

Effects of exchange rate changes on cash                             (4,452)          (1,582)
                                                                  ---------        ---------

Net increase (decrease) in cash and cash equivalents                 10,474          (12,215)

Cash and cash equivalents at beginning of period                    201,614          145,638
                                                                  ---------        ---------

Cash and cash equivalents at end of period                        $ 212,088        $ 133,423
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

   The results of operations for the three-month and six-month periods ended March 29, 1997 are not necessarily indicative of the results expected for the full fiscal year.


2. NEW ACCOUNTING PRONOUNCEMENTS

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share for the three-month and six-month periods ended March 29, 1997 would have been $.42 and $.80 per share, respectively as compared with $.29 and $.55 per share for the corresponding periods in fiscal 1996. The impact of SFAS No. 128 on the calculation of diluted net income per share for these quarters is not expected to be materially different from primary earnings per share. The Company plans to adopt SFAS No. 128 in its first quarter for fiscal 1998 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS No. 128.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   Parametric Technology Corporation is the CAD/CAM/CAE (computer-aided design, manufacturing and engineering) industry's leading supplier of software tools used to automate the mechanical development of a product from its conceptual design through its release into manufacturing.

   Information provided by the Company, including information contained in this Quarterly Report on Form 10-Q, or by its spokespersons from time to time may contain forward-looking statements concerning projected financial performance, industry segment growth, product development and commercialization or other aspects of future operations. In particular, the statements in this Report concerning anticipated revenue, geographical growth rates and projected expenses made pursuant to the safe harbor established by recent securities legislation are based on the assumptions and expectations of the Company's management at the time such statements are made. The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Important information about the basis for those assumptions including factors that may cause actual results to vary from those forecast are discussed below and are also contained in "Important Factors Regarding Future Results" included in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in the 1996 Annual Report to Stockholders, incorporated herein by reference.

RESULTS OF OPERATIONS

   Revenue, including license and service revenues, for the three-month and six-month periods ended March 29, 1997 was $198,012,000 and $381,513,000, respectively, compared with $140,493,000 and $265,890,000 for the three-month and six-month periods ended March 30, 1996. These totals represent increases of 41% for the three-month period and 43% for the six-month period over the corresponding periods in fiscal 1996. Net income, as a percentage of revenue, was 27% for the three-month and six-month periods ended March 29, 1997 compared to 26% in the corresponding periods in fiscal 1996. This represents an increase in net income of 44% and 47% from the three-month and six-month periods ended March 30, 1996.

   The Company derives its revenue from the sale and support of software used in the mechanical segment of the CAD/CAM/CAE industry. Revenue growth in the three-month and six-month periods ended March 29, 1997 reflects the continued worldwide acceptance of the Company's products and services and the Company's ongoing investment in expanding its worldwide direct sales force. License revenue was $147,054,000 and $285,496,000 for the three-month and six-month periods ended March 29, 1997, a 42% and 47% increase from $103,420,000 and $194,850,000 for the corresponding periods in fiscal 1996. This growth results from an increase in the number of seats of software licensed and from a higher price realized per seat. A seat of software generally consists of various software products configured to serve the needs of a single end user. The Company licensed 7,475 and 14,459 seats of software respectively in the three-month and six-month periods ended March 29, 1997, an increase of 37% and 38% from 5,446 and 10,454 seats of software in the comparable periods in fiscal 1996. The increase in the number of seats licensed was achieved as a result of continued market penetration of the Company's products. The average price per seat during the three months and six months ended March 29, 1997 was $19,700, compared with an average price of $19,000 and $18,600 for the same periods in fiscal 1996. The average price per seat has increased as a result of customers purchasing configurations of seats containing more modules and an increase in the percentage of the Company's revenue derived from international markets, where the prices have typically been higher than in North America.

   Service revenue is derived from the sale of software maintenance contracts and the performance of training and consulting services. Service revenue was $50,958,000 and $96,017,000 for the three-month and six-month periods ended March 29, 1997, an increase of 37% and 35% from $37,073,000 and $71,040,000 for the comparable periods in fiscal 1996. The increase in service revenue is a result of the growth in the Company's installed customer base and, to a lesser extent, increased training and consulting services performed for these customers.

   The Company derived 56% and 57% of revenue from sales to international customers in the three-month and six-month periods ended March 29, 1997, compared with 55% and 54% for the same periods in fiscal 1996. The increase in international revenue is primarily attributable to continued international acceptance of the Company's products and services and the growth in the sales force in Europe and Asia/Pacific, although revenue derived from Japan was weaker than anticipated due in part to the strengthening of the dollar in relationship to the yen. The Company has taken measures to strengthen results in the Asia/Pacific region and anticipates that total revenue will increase throughout fiscal 1997 from continued penetration in the mechanical CAD/CAM/CAE industry, and that international revenue will continue to account for a significant portion of that total growth; however, growth in international revenue will continue to be affected by foreign exchange rates and the stronger dollar's impact on the Company's ability to forecast quarter to quarter results. Although the Company expects revenues to grow throughout fiscal 1997, there can be no assurance that quarterly revenue growth rates and/or geographical growth rates will be comparable with those achieved in the three-month and six-month periods ended March 29, 1997. The rate of continued revenue growth throughout the remainder of fiscal 1997 depends upon the strength of the U.S. dollar as well as the Company's ability to implement recent measures taken to strengthen results in the Asia/Pacific region, to adequately manage the Company's exposure to foreign currency fluctuations, to continue to penetrate the mechanical segment of the CAD/CAM/CAE industry, to attract and retain skilled personnel, and to deliver timely product enhancements.

   Cost of license revenue consists of the amortization of capitalized computer software costs and costs associated with reproducing software, printing user manuals, royalties, packaging and shipping. The increase in cost of license revenue is a result of the increase in the number of seats licensed and the royalty costs associated with those licenses during the three-month and six-month periods ended March 29, 1997 as compared to the corresponding periods in fiscal 1996. Cost of service revenue includes the costs associated with training and consulting personnel, such as salaries and related costs and travel, and costs related to software maintenance, including costs incurred for customer support personnel and the release of maintenance updates. The increase in cost of service revenue resulted primarily from growth in the staffing necessary to generate and support increased worldwide service revenue and provide ongoing quality customer support to the Company's increasing installed base. Combined, these expenses increased to $18,561,000 and $36,109,000 for the three-month and six-month periods ended March 29, 1997 from $13,389,000 and $25,843,000 for the corresponding periods in fiscal 1996. Total cost of revenue as a percentage of revenue remained stable between 9% and 10% for both the three-month and six-month periods ended March 29, 1997 and the corresponding periods in fiscal 1996.

   Sales and marketing expenses primarily include salaries, sales commissions, travel and facility costs. Sales and marketing expenses increased to $77,263,000 and $148,924,000 for the three-month and six-month periods ended March 29, 1997 from $56,303,000 and $106,754,000 for the corresponding period in fiscal 1996. These costs decreased as a percentage of revenue to 39% for both the three-month and six-month periods ended March 29, 1997, compared with 40% for the comparable periods in fiscal 1996. The absolute increase in these expenses was due primarily to worldwide expansion of the sales force and sales commissions associated with higher revenue. Total sales and marketing headcount increased to 1,877 at March 29, 1997, an increase of 36% from 1,379 at March 30, 1996. The Company expects to continue the growth of its worldwide sales and marketing organization during fiscal 1997, reflecting the Company's commitment to focus its resources on increasing its installed base and to continue to expand its global market penetration. The Company's ability to meet this expectation depends upon its ability to attract and retain highly skilled technical, managerial and sales personnel.

   The Company continued to make significant investments in research and development, consisting principally of salaries and benefits, expenses associated with product translations, costs of computer equipment used in software development, and facility expenses. Research and development expenses increased to $13,292,000 and $25,426,000 for the three-month and six-month periods ended March 29, 1997 from $8,901,000 and $16,726,000 for the corresponding periods in fiscal 1996. Total research and development expenses increased to 7% of revenue for the three-month and six-month periods ended March 29, 1997, compared with 6% for the same periods in fiscal 1996. The Company believes that research and development expenditures are essential to maintaining its competitive position in the mechanical CAD/CAM/CAE industry and expects the expenditure levels to increase in absolute dollars throughout fiscal 1997.

   General and administrative expenses include the costs of corporate, finance, information technology, human resources and administrative functions of the Company. These expenses increased to $9,719,000 and $18,424,000 for the three-month and six-month periods ended March 29, 1997 from $6,814,000 and $12,748,000 for the corresponding periods in fiscal 1996. General and administrative expenses as a percentage of revenue remained constant at 5% for the three-month and six-month periods ended March 29, 1997 and March 30, 1996. The absolute increase in these expenses was primarily due to the hiring of additional employees necessary to support the Company's worldwide growth.

   Other income, net, primarily includes interest income and expense and foreign currency gains and losses. Other income decreased to $2,450,000 and $5,075,000 for the three-month and six-month periods ended March 29, 1997 compared with $2,651,000 and $5,674,000 for the corresponding periods in fiscal 1996. As the international portion of the Company's business continues to increase, a growing percentage of the Company's revenue and expenses is transacted in foreign currencies. In order to reduce its exposure to fluctuations in foreign exchange rates, the Company engages in hedging transactions involving the use of forward foreign exchange contracts in the primary European and Asian currencies.

   The Company's effective tax rate for the three-month and six-month periods ended March 29, 1997 was 35%, compared with 36.2% for the same periods in fiscal 1996. The difference between the effective and statutory federal tax rate was due primarily to the benefits of tax-exempt interest income and the tax benefits from the use of the foreign sales corporation, offset by the impact of state income taxes.

   The number of worldwide employees increased 32% to 3,133 at March 29, 1997 compared with 2,365 at March 30, 1996. Employment increased significantly to support higher revenues and international expansion, with the largest portion of this growth occurring in the sales department.

LIQUIDITY AND CAPITAL RESOURCES

   As of March 29, 1997, the Company had $212,088,000 of cash and cash equivalents and $289,528,000 of investments. Net cash generated by operating activities and proceeds from issuance of the Company's stock under stock plans provided sufficient resources to fund the Company's headcount growth, capital asset needs and stock repurchases for the six months ended March 29, 1997. Net cash provided by operating activities, consisting primarily of net income from operations before depreciation and amortization and increases in working capital, was $139,202,000 for the six-month period ended March 29, 1997 compared with $89,911,000 for the corresponding period in fiscal 1996. Net cash used by investing activities totaled $57,350,000 for the six-month period ended March 29, 1997, compared with $94,254,000 for the corresponding period in fiscal 1996. The decrease is principally due to the proceeds from the sale of investments and the timing associated with those investments. Investment activities consisted primarily of purchases and sales of investments, and additions to property and equipment. The Company acquired $13,427,000 of capital equipment consisting primarily of computer equipment, software, and office equipment to meet the needs resulting from the growth in employee headcount, continued expansion of its worldwide sales and support operations and increased investment in information technologies and in computer workstations to keep field and development employees current with changes in the hardware and software marketplace. For the remainder of fiscal 1997, the Company plans to continue spending at current levels; however, the level of spending will be dependent on various factors, including the growth of the business and general economic conditions. Financing activities, consisting primarily of proceeds from issuance of common stock offset by the purchases of treasury stock, used $66,926,000 for the six months ended March 29, 1997 and $6,290,000 for the six months ended March 30, 1996. The 1997 increase was due principally to higher stock repurchases under the Company's stock repurchase program.

   On May 12, 1994, the Company announced that its Board of Directors had authorized a plan that allows the Company to repurchase up to 6,000,000 shares of its common stock. The Company intends to repurchase these shares to partially offset the dilution caused by the exercise of stock options under the Company's option plans and the purchase of shares under the employee stock purchase plan. During the three-month and six-month periods ended March 29, 1997, the Company repurchased 977,000 and 1,757,000 shares at a cost of $54,898,500 and $95,020,000, respectively, of which 585,000 remained in treasury on March 29, 1997. Since the inception of the plan, the Company has repurchased 3,850,000 shares. Ongoing repurchases will be funded through the use of available cash, cash generated from operations and cash received from stock option exercises and employee stock purchase plan purchases.

   The Company believes that existing cash and short-term investment balances, together with cash generated from operations and issuance of the Company's common stock under stock plans, will be sufficient to meet the Company's currently projected working capital, financing and capital expenditure requirements through at least fiscal 1997, subject to the risks and uncertainties referred to herein.

                          PART II - OTHER INFORMATION


ITEM 4:  Submission of Matters to a Vote of Security Holders


   At the Annual Meeting of Stockholders of the Company held on February 13, 1997, the stockholders of the Company (1) elected Donald K. Grierson, Oscar B. Marx, III, and Noel G. Posternak as Class I directors of the Company to hold office until the 2000 Annual Meeting of Stockholders (subject to the election and qualification of their successors and to their earlier death, resignation or removal) and no other nominations were made; (2) approved an amendment to the Company's Articles of Organization increasing the number of authorized shares of the Company's common stock from 215,000,000 to 350,000,000; and (3) approved the Company's 1997 Incentive Stock Option Plan. The votes were as follows:

                                                             Votes withheld                         Broker
                                          Votes for            or opposed         Abstentions      non-votes
                                        -------------      -------------------  ----------------  ------------
(1)  Election of Directors:
       Donald K. Grierson                116,245,374              261,337                --            --
       Oscar B. Marx, III                116,245,522              261,189                --            --
       Noel G. Posternak                 116,243,029              263,682                --            --

(2)  Approval of Amendment
     to Articles of Organization:        110,016,910            5,519,638             231,276       738,887

(3)  Approval of 1997
     Incentive Stock Option Plan:        106,776,634            8,950,735             289,669       489,673

ITEM 6:   Exhibits

            10.1     1997 Incentive Stock Option Plan
            10.2     Amended and Restated Severance Agreement with Steven C. Walske, dated February 13, 1997
            10.3     Amended and Restated Severance Agreement with C. Richard Harrison, dated February 13, 1997
            10.4     Amended and Restated Severance Agreement with Edwin J. Gillis, dated February 13, 1997
            13.1     Annual Report to Stockholders for the fiscal year ended September 30, 1996 (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated by reference in this Quarterly Report on Form 10-Q).

                                   SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    PARAMETRIC TECHNOLOGY CORPORATION




Date: May 8, 1997                      by:  /S/ Edwin J. Gillis
                                           ------------------------------------
                                           Edwin J. Gillis
                                           Executive Vice President of Finance
                                           and Administration, Chief Financial
                                           Officer and Treasurer

EXHIBIT INDEX

10.1* 1997 Incentive Stock Option Plan, as approved by the Stockholders of the Company on February 13, 1997; filed herewith.

10.2* Amended and Restated Severance Agreement with Steven C. Walske, dated February 13, 1997; filed herewith.

10.3* Amended and Restated Severance Agreement with C. Richard Harrison, dated February 13, 1997; filed herewith.

10.4* Amended and Restated Severance Agreement with Edwin J. Gillis, dated February 13, 1997; filed herewith.

13.1 Annual Report to Stockholders for the fiscal year ended September 30, 1996 (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated by reference in this Quarterly Report on Form 10-Q); filed as Exhibit 13.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference.

___________
*Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates.