Form 10-Q
period 1997-06-28
PARAMETRIC TECHNOLOGY CORP
filed 1997-08-11
CIK 857005

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended: JUNE 28, 1997          Commission File Number: 0-18059
                       -------------                                  -------



                       PARAMETRIC TECHNOLOGY CORPORATION
                       ---------------------------------
            (Exact name of registrant as specified in its charter)

        MASSACHUSETTS                                    04-2866152
-------------------------------                -------------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation or organization)                             Number)

                   128 TECHNOLOGY DRIVE, WALTHAM, MA  02154
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

                   YES  X       NO
                       ---         ---


   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                         127,375,563
--------------------------------------              ----------------------------
              Class                                 Outstanding at June 28, 1997


                           Total number of pages: 31
                       Exhibit index appears on page 12

                       PARAMETRIC TECHNOLOGY CORPORATION


                                     INDEX
                                     -----

                                                                         Page
                                                                         ----

PART I      FINANCIAL INFORMATION

    Item 1  Financial Statements

            Consolidated Balance Sheet                                    3
              June 28, 1997 and September 30, 1996

            Consolidated Statement of Income                              4
              Three and nine months ended June 28, 1997 and
               June 29, 1996

            Consolidated Statement of Cash Flows                          5
              Nine months ended June 28, 1997 and  June 29, 1996

            Notes to Consolidated Financial Statements                    6

    Item 2  Management's Discussion and Analysis of                       7
            Financial Condition and Results of Operations

PART II     OTHER INFORMATION

    Item 6  Exhibits                                                      10

SIGNATURE                                                                 11

                       PARAMETRIC TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                             (amounts in thousands)

ASSETS                                                    June 28, 1997      September 30, 1996
                                                         --------------      ------------------
                                                            (unaudited)
Current assets:
  Cash and cash equivalents                                    $223,642                $201,614
  Short-term investments                                        301,466                 232,602
  Accounts receivable, net                                      145,721                 117,273
  Other current assets                                           21,695                  10,561
                                                               --------                --------

     Total current assets                                       692,524                 562,050

Marketable investments                                               --                  21,896
Property and equipment, net                                      44,332                  36,517
Other assets                                                     44,507                  38,754
                                                               --------                --------

     Total assets                                              $781,363                $659,217
                                                               ========                ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                        $ 36,739                $ 39,416
  Accrued compensation                                           38,658                  32,186
  Deferred revenue                                               76,687                  56,420
  Income taxes                                                   33,351                  17,970
                                                               --------                --------

     Total current liabilities                                  185,435                 145,992

Other liabilities                                                   741                     793

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000 shares authorized;
     none issued                                                     --                      --
  Common stock, $.01 par value; 350,000 shares authorized;
     128,148 and 127,452 shares issued                            1,281                   1,275
  Additional paid-in capital                                    237,038                 207,039
  Retained earnings                                             394,725                 306,638
  Treasury stock, at cost, 773 and 23 shares                    (34,035)                 (1,164)
  Other equity                                                   (3,822)                 (1,356)
                                                               --------                --------

     Total stockholders' equity                                 595,187                 512,432
                                                               --------                --------

     Total liabilities and stockholders' equity                $781,363                $659,217
                                                               ========                ========


The accompanying notes are an integral part of the consolidated financial statements.

                       PARAMETRIC TECHNOLOGY CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                 (amounts in thousands, except per share data)
                                  (unaudited)

                                 Three Months Ended       Nine Months Ended
                                 ------------------    ---------------------
                                 June 28,   June 29,   June  28,   June 29,
                                   1997       1996       1997        1996
                                 ---------  ---------  ---------  ---------

Revenue:
  License                         $149,372   $117,836   $434,868     $312,686
  Service                           57,742     39,268    153,759      110,308
                                  --------   --------   --------     --------

     Total revenue                 207,114    157,104    588,627      422,994
                                  --------   --------   --------     --------

Cost of revenue:
  License                            1,320      1,160      6,048        2,926
  Service                           18,189     12,930     49,570       37,007
                                  --------   --------   --------     --------

     Total cost of revenue          19,509     14,090     55,618       39,933
                                  --------   --------   --------     --------

Gross profit                       187,605    143,014    533,009      383,061
                                  --------   --------   --------     --------

Operating expenses:
  Sales and marketing               80,136     62,916    229,060      169,670
  Research and development          13,715     10,499     39,141       27,225
  General and administrative        10,198      7,426     28,622       20,174
                                  --------   --------   --------     --------


     Total operating expenses      104,049     80,841    296,823      217,069
                                  --------   --------   --------     --------

Operating income                    83,556     62,173    236,186      165,992

Other income, net                    2,837      3,063      7,912        8,737
                                  --------   --------   --------     --------

Income before income taxes          86,393     65,236    244,098      174,729

Provision for income taxes          30,205     23,616     85,401       63,252
                                  --------   --------   --------     --------

Net income                        $ 56,188   $ 41,620   $158,697     $111,477
                                  ========   ========   ========     ========

Net income per share              $   0.42   $   0.31   $   1.18     $   0.84
                                  ========   ========   ========     ========

Weighted average number of
  common and dilutive
  common equivalent shares
   outstanding                     132,897    134,426    134,683     133,175
                                  ========   ========   ========     =======


The accompanying notes are an integral part of the consolidated financial statements.

                       PARAMETRIC TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (amounts in thousands)
                                  (unaudited)

                                                                              Nine  Months Ended
                                                                      -----------------------------------
                                                                         June 28, 1997     June 29, 1996
                                                                      -------------------  --------------
Cash flows from operating activities:
  Net income                                                                   $ 158,697       $ 111,477
  Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and amortization                                                16,338          12,043
     Deferred income taxes                                                         1,701           2,684
     Changes in assets and liabilities:
      Increase in accounts receivable                                            (31,939)        (23,968)
      Increase in other current assets                                            (9,267)           (959)
      (Increase) decrease in other assets                                         (1,671)          1,879
      Increase (decrease) in accounts payable and accrued expenses                (1,548)         11,484
      Increase in accrued compensation                                             7,503           5,679
      Increase in deferred revenue                                                21,366          11,652
      Increase in income taxes                                                    35,668          22,508
                                                                               ---------       ---------

  Net cash provided by operating activities                                      196,848         154,479
                                                                               ---------       ---------

Cash flows from investing activities:
  Additions to property and equipment, net                                       (21,642)        (25,040)
  Additions to capitalized and purchased software costs                             (842)           (645)
  Proceeds from sale of investments                                              286,398         160,850
  Purchases of investments                                                      (341,231)       (229,151)
                                                                               ---------       ---------

  Net cash used by investing activities                                          (77,317)        (93,986)
                                                                               ---------       ---------

Cash flows from financing activities:
  Repayment of long-term obligations                                                (102)            (92)
  Proceeds from issuance of common stock                                          41,858          26,348
  Purchases of treasury stock                                                   (135,066)        (45,404)
                                                                               ---------       ---------

  Net cash used by financing activities                                          (93,310)        (19,148)
                                                                               ---------       ---------

Effects of exchange rate changes on cash                                          (4,193)         (3,235)
                                                                               ---------       ---------

Net increase in cash and cash equivalents                                         22,028          38,110

Cash and cash equivalents at beginning of period                                 201,614         145,638
                                                                               ---------       ---------

Cash and cash equivalents at end of period                                     $ 223,642       $ 183,748
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

   The results of operations for the three-month and nine-month periods ended June 28, 1997 are not necessarily indicative of the results expected for the full fiscal year.


2. NEW ACCOUNTING PRONOUNCEMENTS:

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share for the three-month and nine-month periods ended June 28, 1997 would have been $.44 and $1.24 per share, respectively, as compared with $.33 and $.88 per share for the corresponding periods in fiscal 1996. The impact of SFAS No. 128 on the calculation of diluted net income per share for these quarters is not expected to be materially different from reported earnings per share. The Company plans to adopt SFAS No. 128 in its first quarter of fiscal 1998 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS No. 128.

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

RESULTS OF OPERATIONS

   Revenue, including license and service revenues, for the three-month and nine-month periods ended June 28, 1997 was $207,114,000 and $588,627,000, respectively, compared with $157,104,000 and $422,994,000 for the three-month and nine-month periods ended June 29, 1996. These totals represent increases of 32% for the three-month period and 39% for the nine-month period over the corresponding periods in fiscal 1996. Net income, as a percentage of revenue, was 27% for the three-month and nine-month periods ended June 28, 1997 compared to 26% in the corresponding periods in fiscal 1996. This represents an increase in net income of 35% and 42% from the three-month and nine-month periods ended June 29, 1996.

   The Company derives its revenue from the sale and support of software used in the mechanical segment of the CAD/CAM/CAE industry. Revenue growth in the three-month and nine-month periods ended June 28, 1997 reflects the continued worldwide acceptance of the Company's products and services and the Company's ongoing investment in expanding its worldwide direct sales force. License revenue was $149,372,000 and $434,868,000 for the three-month and nine-month periods ended June 28, 1997, a 27% and 39% increase from $117,836,000 and $312,686,000 for the corresponding periods in fiscal 1996. This growth results from an increase in the number of seats of software licensed. A seat of software generally consists of various software products configured to serve the needs of a single end user. The Company licensed 7,611 and 22,070 seats of software respectively in the three-month and nine-month periods ended June 28, 1997, an increase of 29% and 35% from 5,892 and 16,346 seats of software in the comparable periods in fiscal 1996. The increase in the number of seats licensed was achieved as a result of continued market penetration of the Company's products.

   Service revenue is derived from the sale of software maintenance contracts and the performance of training and consulting services. Service revenue was $57,742,000 and $153,759,000 for the three-month and nine-month periods ended June 28, 1997, an increase of 47% and 39% from $39,268,000 and $110,308,000 for the comparable periods in fiscal 1996. The increase in service revenue is a result of the growth in the Company's increased installed customer base and, to a lesser extent, increased training and consulting services performed for these customers.

   The Company derived 53% and 55% of revenue from sales to international customers in the three-month and nine-month periods ended June 28, 1997, compared with 56% and 55% for the same periods in fiscal 1996. The decrease in the percentage of revenue derived from international sales is primarily attributable to weaker revenues in Japan due principally to internal execution issues and to a lesser extent the strengthening of the dollar in relation to the yen and the major European currencies. The Company has taken measures to strengthen the sales and support infrastructure in Japan and to rebuild capacity in order to re-accelerate revenue growth in this region. The Company anticipates that total revenue will increase for the remainder of fiscal 1997 from continued sales in the mechanical CAD/CAM/CAE industry, particularly in view of the strong growth in North America. However, growth in international revenue will continue to be affected by weaker revenues in Japan and foreign exchange rates. These factors also affect the Company's ability to forecast quarter to quarter results. Although the Company expects revenues to grow throughout fiscal 1997, there can be no assurance that quarterly revenue growth rates and/or geographical growth rates will be comparable with those achieved in prior periods. The rate of continued revenue growth throughout the remainder of fiscal 1997 depends upon the strength of the U.S. dollar in relation to foreign currencies as well as the Company's ability to implement recent measures taken to strengthen results in Japan, to adequately manage the Company's exposure to foreign currency fluctuations, to continue to penetrate the mechanical segment of the CAD/CAM/CAE industry, to attract and retain skilled personnel, and to deliver timely product enhancements.

   Cost of license revenue consists of the amortization of capitalized computer software costs and costs associated with reproducing software, printing user manuals, royalties, packaging and shipping. The increase in cost of license revenue is primarily a result of the increase in the number of seats licensed and the royalty costs associated with those licenses during the three-month and nine-month periods ended June 28, 1997 as compared to the corresponding periods in fiscal 1996. Cost of service revenue includes the costs associated with training and consulting personnel, such as salaries and related costs and travel, and the costs related to software maintenance, including costs incurred for customer support personnel and the release of maintenance updates. The increase in cost of service revenue resulted primarily from growth in the staffing necessary to generate and support increased worldwide service revenue and provide ongoing quality customer support to the Company's increasing installed base. Combined, these expenses increased to $19,509,000 and $55,618,000 for the three-month and nine-month periods ended June 28, 1997 from $14,090,000 and $39,933,000 for the corresponding periods in fiscal 1996. Total cost of revenue as a percentage of revenue remained stable between 9% and 10% for both the three-month and nine-month periods ended June 28, 1997 and the corresponding periods in fiscal 1996.

   Sales and marketing expenses primarily include salaries, sales commissions, travel and facility costs. Sales and marketing expenses increased to $80,136,000 and $229,060,000 for the three-month and nine-month periods ended June 28, 1997 from $62,916,000 and $169,670,000 for the corresponding periods in fiscal 1996. These costs decreased as a percentage of revenue to 39% for both the three-month and nine-month periods ended June 28, 1997, compared with 40% for the comparable periods in fiscal 1996. The absolute increase in these expenses was due primarily to worldwide expansion of the sales force and sales commissions associated with higher revenue. Total sales and marketing headcount increased to 2,026 at June 28, 1997, an increase of 33% from 1,524 at June 29, 1996. The Company expects to continue the growth of its worldwide sales and marketing organization during fiscal 1997, reflecting the Company's commitment to focus its resources on increasing its installed base and expanding worldwide acceptance for its products. The Company's ability to meet this expectation depends upon its ability to attract and retain highly skilled technical, managerial and sales personnel.

   The Company continued to make investments in research and development, consisting principally of salaries and benefits, expenses associated with product translations, costs of computer equipment used in software development, and facility expenses. Research and development expenses increased to $13,715,000 and $39,141,000 for the three-month and nine-month periods ended June 28, 1997 from $10,499,000 and $27,225,000 for the corresponding periods in fiscal 1996. Total research and development expenses were 7% of revenue for the three-month and nine-month periods ended June 28, 1997, compared with 7% and 6% for the same periods in fiscal 1996.

   General and administrative expenses include the costs of corporate, finance, information technology, human resources and administrative functions of the Company. These expenses increased to $10,198,000 and $28,622,000 for the three-month and nine-month periods ended June 28, 1997 from $7,426,000 and $20,174,000 for the corresponding periods in fiscal 1996. General and administrative expenses as a percentage of revenue remained constant at 5% for the three-month and nine-month periods ended June 28, 1997 and June 29, 1996. The absolute increase in these expenses was primarily due to the hiring of additional employees necessary to support the Company's worldwide growth.

   Other income, net, primarily includes interest income and expense, contract costs associated with managing the Company's foreign exchange exposure and foreign currency gains and losses. Other income decreased to $2,837,000 and $7,912,000 for the three-month and nine-month periods ended June 28, 1997 compared with $3,063,000 and $8,737,000 for the corresponding periods in fiscal 1996. As the Company's international business continues to increase, a growing percentage of the Company's revenue and expenses is transacted in foreign currencies. In order to reduce its exposure to fluctuations in foreign exchange rates, the Company engages in hedging transactions involving the use of forward foreign exchange contracts in the primary European and Asian currencies.

   The Company's effective tax rate for the three-month and nine-month periods ended June 28, 1997 was 35%, compared with 36.2% for the same periods in fiscal 1996. The difference between the effective and statutory federal tax rate was due primarily to the benefits of tax-exempt interest income and the tax benefits from the use of the foreign sales corporation, offset by the impact of state income taxes.

   The number of worldwide employees increased 30% to 3,346 at June 28, 1997 compared with 2,573 at June 29, 1996. Employment increased significantly to support higher revenues and international expansion, with the largest portion of this growth occurring in the sales and marketing organization.

LIQUIDITY AND CAPITAL RESOURCES

   As of June 28, 1997, the Company had $223,642,000 of cash and cash equivalents and $301,466,000 of investments. Net cash generated by operating activities and proceeds from issuance of the Company's stock under stock plans provided sufficient resources to fund the Company's headcount growth, capital asset needs and stock repurchases for the nine months ended June 28, 1997. Net cash provided by operating activities, consisting primarily of net income from operations before depreciation and amortization and increases in working capital, was $196,848,000 for the nine-month period ended June 28, 1997, compared with $154,479,000 for the corresponding period in fiscal 1996. Net cash used by investing activities totaled $77,317,000 for the nine-month period ended June 28, 1997, compared with $93,986,000 for the corresponding period in fiscal 1996. The decrease is principally due to the timing of the purchases and sales of investments. The Company acquired $21,642,000 of capital equipment consisting primarily of computer equipment, software, and office equipment to meet the needs resulting from the growth in employee headcount, continued expansion of its worldwide sales and support operations and increased investment in information technologies and in computer workstations to keep field and development employees current with changes in the hardware and software marketplace. For the remainder of fiscal 1997, the Company plans to continue spending at current levels; however, the level of spending will be dependent on various factors, including the growth of the business and general economic conditions. Financing activities, consisting primarily of proceeds from issuance of common stock offset by the purchases of treasury stock, used $93,310,000 for the nine months ended June 28, 1997 and $19,148,000 for the nine months ended June 29, 1996. The 1997 increase was due principally to higher stock repurchases under the Company's stock repurchase program.

   On May 12, 1994, the Company announced that its Board of Directors had authorized a plan that allows the Company to repurchase up to 6,000,000 shares of its common stock. The Company intends to repurchase these shares to partially offset the dilution caused by the exercise of stock options under the Company's option plans and the purchase of shares under the employee stock purchase plan. During the three-month and nine-month periods ended June 28, 1997, the Company repurchased 907,500 and 2,664,500 shares at a cost of $40,046,000 and $135,066,000, respectively, of which 773,000 remained in treasury on June 28, 1997. Since the inception of the plan, the Company has repurchased 4,757,500 shares. Ongoing repurchases will be funded through the use of available cash, cash generated from operations and cash received from stock option exercises and employee stock purchase plan purchases.

   The Company believes that existing cash and short-term investment balances, together with cash generated from operations and issuance of the Company's common stock under stock plans, will be sufficient to meet the Company's currently projected working capital, financing and capital expenditure requirements through at least the next twelve months.

                          PART II - OTHER INFORMATION



ITEM 6:  Exhibits

   10.1   Severance Agreement with Michael E. McGuinness, dated May 15, 1997.
   10.2   Severance Agreement with John D. McMahon, dated May 15, 1997.
   10.3   Consulting Agreement with Michael E. Porter, dated November 17, 1995.
   10.4 Amendment #1 to Consulting Agreement with Michael E. Porter, dated May 15, 1997.
   13.1 Annual Report to Stockholders for the fiscal year ended September 30, 1996 (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated in this Quarterly Report on Form 10-Q).

                                   SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    PARAMETRIC TECHNOLOGY CORPORATION




Date: August 11, 1997                  by:  /S/ Edwin J. Gillis
                                          ------------------------
                                       Edwin J. Gillis
                                       Executive Vice President,
                                       Chief Financial Officer and
                                       Treasurer

EXHIBIT INDEX

10.1* Severance Agreement with Michael E. McGuinness, dated May 15, 1997; filed herewith.

10.2* Severance Agreement with John D. McMahon, dated May 15, 1997; filed herewith.

10.3* Consulting Agreement with Michael E. Porter, dated November 17, 1995; filed herewith.

10.4* Amendment #1 to Consulting Agreement with Michael E. Porter, dated May 15, 1997; filed herewith.

13.1 Annual Report to Stockholders for the fiscal year ended September 30, 1996 (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated in this Quarterly Report on Form 10-Q); filed as Exhibit 13.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference.


___________
*Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates.