Form 10-K405
period 1997-09-30
PARAMETRIC TECHNOLOGY CORP
filed 1997-12-29
CIK 857005

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


              For the Fiscal Year Ended: September 30, 1997
                                         ------------------
                        Commission File Number: 0-18059
                                                -------
                        PARAMETRIC TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

         Massachusetts                              04-2866152
-------------------------------      --------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification Number)
incorporation or organization)

                    128 Technology Drive, Waltham, MA 02154
                    ---------------------------------------
         (Address of principal executive offices, including zip code)

                                (781) 398-5000
                    ---------------------------------------
             (Registrant's telephone number, including area code)

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

       The aggregate market value of the voting stock held by nonaffiliates of the registrant as of October 31, 1997 was $4,478,147,410.


       Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       Common Stock, $.01 par value per share             127,936,236
       --------------------------------------        ----------------------
                             Class               Outstanding at October 31, 1997

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 1997 ("1997 Annual Report to Stockholders") are incorporated by reference into Parts I and II.

       Portions of the definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held February 12, 1998 ("1998 Proxy Statement") are incorporated by reference into Part III.

                   Important Factors Regarding Future Results

Information provided by the Company, including information contained in this Annual Report on Form 10-K, or by its spokespersons from time to time may contain forward-looking statements concerning projected financial performance, market and industry segment growth, product development and commercialization, or other aspects of future operations. Such statements are based on the assumptions and expectations of management at the time such statements are made. The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors, including but not limited to those discussed herein, may cause the Company's future results to differ materially from those projected in any forward-looking statement. Important information about such factors and the basis for those assumptions is contained in "Proposed Acquisition" and "Important Factors Regarding Future Results" included in the "Management's Discussion and Analysis of Financial Condition and Results of Operations"
section in the 1997 Annual Report to Stockholders, which section is incorporated herein by reference, and in the "Risk Factors" section of the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 12, 1997.



                                     PART I

ITEM 1:    Business

                                     General

Parametric Technology Corporation (the "Company") develops, markets and supports Pro/ENGINEER(R) Solutions, a family of software products that automate the complete product development process within the mechanical computer-aided design, manufacturing and engineering ("CAD/CAM/CAE") industry. The Company's Pro/ENGINEER product line includes industrial design; mechanical design; functional simulation; production applications; information technology applications and implementation solutions. The Company focuses its marketing and sales efforts primarily on the electronic, aerospace, automotive, consumer products, medical equipment, industrial equipment, heavy equipment and telecommunications industries.

Mechanical CAD/CAM/CAE is a complex process which encompasses a broad spectrum of engineering disciplines essential to the development of virtually all manufactured products, ranging from consumer products to jet aircraft. Manufacturers compete on the basis of cost, time to market and product performance criteria, which are significantly affected by the quality and length of the product development process. The Company's mechanical CAD/CAM/CAE products offer a high-performance, fully integrated solution which enables end-users to reduce the time to market and manufacturing costs for their products and to improve product quality by easily evaluating multiple design alternatives. The Company believes that its Pro/ENGINEER product line offers better price/performance, greater ease of use and more complete integration of multiple engineering disciplines than other available mechanical CAD/CAM/CAE products.

The Company's Pro/ENGINEER product line is based on an innovative software architecture that incorporates a unique parametric, feature-based solid modeling technology. The Company's Pro/ENGINEER software uses a single data structure to capture changes made in any stage of the product development process and to automatically update designs and all engineering deliverables. The single data structure allows all changes to be propagated automatically throughout the product development process, enabling users to integrate multiple engineering activities in the mechanical design process and conduct them on a concurrent basis. In addition, as a result of the data structure of the Company's products, engineers can create, process, modify and store designs quickly and easily, in a highly efficient manner.

The Pro/ENGINEER product line runs on all major UNIX(R) and Microsoft(R) Windows NT(TM) and Windows(R) 95 Operating System platforms, and is hardware-independent. The product is written in "C" programming language, which allows for portability from one standard workstation to another.

                              Proposed Acquisition

On November 4, 1997, the Company announced that it had entered into an agreement to acquire Computervision Corporation ("Computervision") in a stock-for-stock transaction. Based on the November 3, 1997 closing price of the Company's common stock, the aggregate equity value of the transaction is approximately $260,000,000. The Company will also assume approximately $240,000,000 in debt from Computervision, and expects to use cash and short-term investment balances to repay a substantial portion of such debt.

Under the terms of the proposed transaction, each share of Computervision common stock will be exchanged for .0866 shares of the Company's common stock. The transaction is intended to be accounted for as a pooling of interests and to qualify as a tax-free reorganization. Upon closing, Computervision will become a wholly owned subsidiary of the Company. The transaction is subject to approval of Computervision's shareholders at a meeting called for January 12, 1998 and is expected to close promptly after such approval. The Company expects to recognize a non-recurring charge of approximately $75,000,000 to $95,000,000 related to certain merger-related, debt prepayment, consolidation and integration expenses during the quarter in which the transaction closes.

The Company expects that the acquisition of Computervision will expand its business presence and make it more competitive in the high-end of the computer-aided design market in the automotive and aerospace industries. Computervision's products are also expected to broaden the Company's data management product offerings and permit it to offer enterprise-wide data management products that address the requirements of larger customers.

Except where explicitly noted, the discussion in this Report does not give effect to the acquisition of Computervision.



                               Product Development

The mechanical CAD/CAM/CAE industry is characterized by rapid technological advances. The Company's ability to develop new products rapidly is facilitated by the modular structure of its software code, which enables functional subroutines used in existing products to be accessed and utilized by new software modules, thereby reducing the amount of new code required to develop additional products. The major benefit of this approach is rapid development of new functionality. There can be no assurance, however, that the Company will be successful in developing and marketing product enhancements or new products and modules that respond to technological changes by others, or that its new products will adequately address the needs of the marketplace.

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

During the years ended September 30, 1997, 1996 and 1995, the Company incurred expenses of $53,236,000, $39,476,000 and $25,591,000, respectively, on research and development.


                                      Sales

The Company derives most of its revenue from products distributed directly to its customers and the remainder through third-party distributors. The Company's sales force manages the activities of all distribution channels within a geographic area.

As of September 30, 1997, the Company's sales and marketing organization consisted of 800 employees in the United States and 1,293 employees abroad. The Company has sales and/or support offices throughout the United States and in 34 foreign countries.

Since inception, the Company has licensed software products for nearly 101,500 seats to more than 15,000 companies. A seat of software generally consists of the Company's core product, Pro/ENGINEER, together with several other software modules, configured to serve the needs of a single end-user. End-users of the Company's products range from small companies to some of the world's largest manufacturing organizations. No single customer accounted for more than 10% of the Company's revenue in fiscal 1997 or prior years.

Information with respect to foreign and domestic operations and export sales, and the risks thereof, may be found in Note L to the Consolidated Financial Statements and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 1997 Annual Report to Stockholders, which financial statements and section are included in Exhibit
13.1 to this Annual Report on Form 10-K and incorporated herein by reference.

                                  Competition

The Company competes most directly with the CADAM(R) and CATIA(R) products developed by Dassault and marketed by IBM(R), the UNIGRAPHICS(R) product marketed by EDS, the I/EMS(TM) product marketed by Intergraph Corporation and the I-DEAS Master Series(TM) product marketed by Structural Dynamics Research Corporation. The Company believes that the principal bases for competition in its markets are product functionality, price/performance characteristics, product portability, ease of product use, sales and marketing strength, support services and corporate reputation. The Company is aware of ongoing efforts by competitors, some of whom have greater resources than the Company, to develop technically equivalent or superior technology and market these products at lower prices. Should a competitor successfully bring such a product to market and be able to sell it at a lower price in the future, the Company's operating results could be materially adversely affected. The Company's future success will depend in a large part on its ability to license and sell additional products and services to its existing customer base as well as the installed customer bases of traditional mechanical CAD/CAM/CAE suppliers.

                               Proprietary Rights

The Company regards its software products as proprietary and attempts to protect its intellectual property rights by relying on copyrights, trademarks, patents and common law safeguards, including trade secret protection, as well as restrictions on disclosures and transferability in its agreements with other parties. The Company typically distributes its products under software license agreements, which grant customers perpetual licenses to, rather than ownership of, the Company's products and which contain provisions protecting the Company's ownership of and the confidentiality of the underlying technology. The Company also limits access to and distribution of its software, documentation and other proprietary information. The source code of the Company's products is protected as a trade secret and as an unpublished copyright work. Despite these precautions, it may be possible to copy or otherwise obtain and use the Company's products or technology without authorization. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries.

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

Parametric Technology Corporation, Pro/ENGINEER, and Pro/MECHANICA are registered trademarks of the Company in the United States and other countries. Parametric Technology, PTC, the PTC logo and all product names in the PTC product family are trademarks of the Company in the United States and other countries.

                                    Backlog

The Company generally ships its products within 30 days after acceptance of a customer purchase order and execution of a software license agreement. Accordingly, the Company does not believe that its backlog at any particular point in time is indicative of future sales levels.

                                   Employees

As of September 30, 1997, the Company had 3,432 employees, including 2,093 in sales, marketing and support activities; 567 in customer support, training and consulting; 310 in management, finance and administration; and 462 in product development. Of these employees, 1,707 were located throughout the United States and 1,725 were located in foreign countries.

ITEM 2:    Properties

The Company's executive offices are located in approximately 307,000 square feet of office space in Waltham, Massachusetts. The Company also leases 216 additional sales and/or support offices and development offices throughout the United States and, through its wholly owned subsidiaries, abroad. The Company believes that its facilities are adequate for its present needs, but will continue to evaluate the need for additional space, as the growth of the business requires.

ITEM 3:     Legal Proceedings

None.

ITEM 4:    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the last quarter of fiscal 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers are:

         Name                           Age                                     Position
         ----                           ---                                     ---------
         Steven C. Walske               45             Chairman of the Board of Directors and Chief Executive Officer
         C. Richard Harrison            42             President and Chief Operating Officer
         Edwin J. Gillis                48             Executive Vice President of Finance and Administration, Chief
                                                       Financial Officer and Treasurer
         John D. McMahon                42             Executive Vice President of Worldwide Sales
         Martha L. Durcan               38             Vice President, Corporate Counsel and Clerk
         James F. Kelliher              38             Senior Vice President of Finance
         John G. Mokas                  38             Director of Treasury and Finance and Assistant Treasurer

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

Mr. McMahon has been Executive Vice President of Worldwide Sales since April 1997. Prior to that, Mr. McMahon served as Senior Vice President of European Sales from October 1996 to March 1997, Vice President of North American Operations from October 1994 to September 1996, Vice President of Western Operations from November 1993 to September 1994, and Vice President International Operations from October 1991 to October 1993.

Ms. Durcan has served as Vice President since October 1993, Corporate Counsel since joining the Company in March 1992 and as Clerk since February 1993.

Mr. Kelliher has been Senior Vice President of Finance since June 1997. Prior to that, Mr. Kelliher had served as Vice President of Finance from December 1994 until June 1997, Director of Corporate Finance from November 1994 to December 1994, Chief Financial Officer of Europe from May 1993 to November 1994, Manager of Finance and Assistant International Controller from February 1992 to May 1993, and Manager of Budget and Analysis from October 1991 to February 1992.

Mr. Mokas has been Director of Treasury and Finance and Assistant Treasurer since February 1997. Prior to that, Mr. Mokas served as Controller from August 1993 until February 1997. Prior to joining the Company, Mr. Mokas was a manager at Coopers & Lybrand L.L.P. from May 1988 to July 1993.

                                     PART II

ITEM 5:    Market for Registrant's Common Equity and Related Stockholder Matters

Information with respect to this item may be found in the sections captioned "Quarterly Financial Information" and "Supplemental Financial Information" appearing in the 1997 Annual Report to Stockholders. Such information is incorporated herein by reference.

ITEM 6:     Selected Financial Data

Information with respect to this item may be found in the section captioned "Five Year Summary of Selected Financial Data" appearing in the 1997 Annual Report to Stockholders. Such information is incorporated herein by reference.

ITEM 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

Information with respect to this item may be found in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in the 1997 Annual Report to Stockholders. Such information is incorporated herein by reference.

ITEM 8:     Financial Statements and Supplementary Data

Information with respect to this item may be found on pages 31 through 45 and in the section entitled "Quarterly Financial Information" appearing in the 1997 Annual Report to Stockholders. Such information is incorporated herein by reference.

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


                                    PART III

ITEM 10:     Directors and Executive Officers of the Registrant

Information with respect to directors of the Company may be found in the sections captioned "Election of Directors" appearing in the 1998 Proxy Statement. Such information is incorporated herein by reference. Information with respect to Executive Officers of the Company may be found under the section captioned "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

ITEM 11:     Executive Compensation

Information with respect to this item may be found in the sections captioned "Director Compensation" and "Compensation of Executive Officers" appearing in the 1998 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12:     Security Ownership of Certain Beneficial Owners and Management

Information with respect to this item may be found in the section captioned "Principal Stockholders" appearing in the 1998 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13:     Certain Relationships and Related Transactions

Information with respect to this item may be found under the headings "Certain Business Relationships" and "Compensation Committee Interlocks and Insider Trading" in the section captioned "Compensation of Executive Officers" appearing in the 1998 Proxy Statement. Such information is incorporated herein by reference.

                                     PART IV

ITEM 14:     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      Documents Filed as Part of Form 10-K
         1.   Financial Statements
              -Consolidated Balance Sheet as of September 30, 1997 and 1996* -Consolidated Statement of Income for the years ended September
               30, 1997, 1996 and 1995*
              -Consolidated Statement of Stockholders' Equity for the years ended September 30, 1997, 1996 and 1995*
              -Consolidated Statement of Cash Flows for the years ended
               September 30, 1997, 1996 and 1995*
              -Notes to Consolidated Financial Statements*
              -Reports of Independent Accountants for the years ended September
               30, 1997*, 1996* and 1995
         2.   Financial Statement Schedules
              -Reports of Independent Accountants for the years ended September
               30, 1997, 1996 and 1995
              -Schedule II - Valuation and Qualifying Accounts
              -Schedules other than the one listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.
         3.   Listing of Exhibits
              The Exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding such Exhibits, and are incorporated herein by reference.

(b)      Reports on Form 8-K
         None.

(c)      Exhibits
         The Company hereby files as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index.

(d)      Financial Statement Schedules
         The Company hereby files as part of this Annual Report on Form 10-K the financial statement schedule listed in Item 14(a)2 as set forth above.

----------
* Referenced information is contained in the 1997 Annual Report to Stockholders, filed as Exhibit 13.1 hereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of December, 1997.

                              PARAMETRIC TECHNOLOGY CORPORATION


                              By   /S/  Steven C. Walske
                                   ----------------------------
                                   Steven C. Walske, Chairman
                                   and Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on the 24th day of December, 1997.


Signature                           Title
---------                           -----

/S/  Steven C. Walske            Chief Executive Officer and Chairman of the Board
---------------------------      (Principal Executive Officer)
Steven C. Walske


/S/  C. Richard Harrison         President, Chief Operating Officer and Director
---------------------------
C. Richard Harrison


/S/  Edwin J. Gillis             Executive Vice President of Finance and Administration,
---------------------------      Chief Financial Officer and Treasurer
Edwin J. Gillis                  (Principal Financial Officer and Principal Accounting Officer)



/S/  Robert N. Goldman           Director
---------------------------
Robert N. Goldman


/S/  Donald K. Grierson          Director
---------------------------
Donald K. Grierson


/S/  Oscar B. Marx, III          Director
---------------------------
Oscar B. Marx, III


                                 Director
---------------------------
Michael E. Porter


/S/  Noel G. Posternak           Director
---------------------------
Noel G. Posternak


                                 EXHIBIT INDEX
                                 -------------


Exhibit
Number
-------

2.1      - Agreement and Plan of Reorganization dated as of November 3, 1997 by and among the Company, PTC Acquisition Corporation, and Computervision Corporation (filed as Exhibit 2.1 to the Current Report on Form 8-K dated November 4, 1997 and incorporated herein by reference).

3.1(a)   - Restated Articles of Organization of the Company (filed as Exhibit
           3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1996 and incorporated herein by reference).

3.1(b)   - Articles of Amendment to Restated Articles of Organization
           (filed as Exhibit 4.1(b) to the Company's Registration Statement on Form S-8 (File No. 333-22169) and incorporated herein by reference).

3.2      - By-Laws, as amended and restated, of the Company (filed as Exhibit
           3.2 to the Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference).

10.1*   -  1997 Incentive Stock Option Plan of the Company (filed as Exhibit
           10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 1997 and incorporated herein by reference).

10.2*    - 1987 Incentive Stock Option Plan of the Company, as amended (filed as
           Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference).

10.3     - Lease dated May 22, 1987 by and between the Company and the Trustees of 128 Technology Trust (filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 33-31620) and incorporated herein by reference).

10.4*    - Employment Letter with Steven C. Walske dated October 17, 1986 (filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 33-31620) and incorporated herein by reference).

10.5*    - Amended and Restated Severance Agreement with Steven C. Walske dated
           February 13, 1997 (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 1997 and incorporated herein by reference).

10.6     - Lease Amendment dated November 8, 1989 by and between the Company and the Trustees of 128 Technology Trust (filed as Exhibit 10.8 to the Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference).

10.7     - Lease Amendment dated January 21, 1991 by and between the Company and the Trustees of 128 Technology Trust; filed herewith.

10.8*    - Parametric Technology Corporation 1992 Director Stock Option Plan, as
           amended (filed as Exhibit 10.10 to the Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference).

10.9     - Lease Amendment dated March 6, 1992 by and between the Company and the Trustees of 128 Technology Trust (filed as Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended September 30, 1992 and incorporated herein by reference).

----------
*Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates.

10.10 - Lease Amendment dated November 18, 1992 by and between the Company and the Trustees of 128 Technology Trust (filed as Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended September 30, 1992 and incorporated herein by reference).

10.11 - Lease Amendment dated June 8, 1993 by and between the Company and the Trustees of 128 Technology Trust (filed as Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and incorporated herein by reference).

10.12* - Severance Agreement with Michael E. McGuinness dated May 15, 1997
         (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1997 and incorporated herein by reference).

10.13* - Amended and Restated Severance Agreement with C. Richard Harrison dated
         February 13, 1997 (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 1997 and incorporated herein by reference).

10.14 - Lease Amendment dated April 14, 1994 by and between the Company and the Trustees of 128 Technology Trust (filed as Exhibit 10.22 to the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 and incorporated herein by reference).

10.15 - Lease Amendment dated January 19, 1995 by and between the Company and the Trustees of 128 Technology Trust (filed as Exhibit 10.23 to the Annual Report on Form 10-K for the fiscal year ended September 30, 1995 and incorporated herein by reference).

10.16* - Amended and Restated Severance Agreement with Edwin J. Gillis dated
         February 13, 1997 (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 1997 and incorporated herein by reference).

10.17* - Parametric Technology Corporation 1996 Directors Stock Option Plan, as amended (filed as Exhibit 10.20 to the Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference).

10.18* - Severance agreement with John D. McMahon dated May 15, 1997 (filed as
         Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1997 and incorporated herein by reference).

10.19* - Consulting Agreement with Michael E. Porter dated November 17, 1995, and Amendment #1 thereto dated May 15, 1997 (filed as Exhibits 10.3 and 10.4, respectively, to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1997 and incorporated herein by reference).

10.20* - Employment Agreement with Michael E. McGuinness dated November 17,
         1997; filed herewith.

13.1 - Annual Report to Stockholders for the fiscal year ended September 30, 1997 (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K); filed herewith.

16.1 - Letter from Price Waterhouse LLP (filed as Exhibit 16.1 to the Current Report on Form 8-K dated November 17, 1995 and incorporated herein by reference).

21.1   - Subsidiaries of the Company; filed herewith.

23.1   - Report of Coopers & Lybrand L.L.P.; filed herewith.

23.2   - Consent of Coopers & Lybrand L.L.P.; filed herewith.
----------
* Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates.

23.3  - Report of Price Waterhouse LLP; filed herewith.

23.4 - Report of Price Waterhouse LLP on Financial Statement Schedules; filed herewith.

23.5  - Consent of Price Waterhouse LLP; filed herewith.
----------
* Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates.

                                                                     SCHEDULE II
                        PARAMETRIC TECHNOLOGY CORPORATION
                        Valuation and Qualifying Accounts

(in thousands)
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
                        Column A                Column B                    Column C               Column D          Column E
---------------------------------------------------------------------------------------------------------------------------------

                                                                           Additions
                                                                -----------------------------
                                                 Balance         Charged to                                          Balance
                                              at beginning        costs and     Charged to                            at end
Description                                     of period         expenses     other accounts   Deductions (1)      of period
---------------------------------------------------------------------------------------------------------------------------------
Year Ended September 30, 1997
Allowance for Doubtful Accounts. . . . . .           $2,910             1,224       -                   (1,385)           $2,749

Year Ended September 30, 1996
Allowance for Doubtful Accounts. . . . . .           $2,733             1,404       -                   (1,227)           $2,910

Year Ended September 30, 1995
Allowance for Doubtful Accounts. . . . . .           $2,694             1,110       -                   (1,071)           $2,733




----------------------------------------------

(1) Uncollectible accounts written off, net of recoveries.