Form 10-K405/A
period 1997-09-30
PARAMETRIC TECHNOLOGY CORP
filed 1998-01-02
CIK 857005

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                              Amendment No. 1 to
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


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

The revised Exhibit 13.1, which is included herewith, is identical to the one filed with the original Form 10-K except for the typographical error which eliminated the following line found in the fiscal 1997 summary of investments held as available-for-sale table in Note C. of this exhibit:



                                                             Gross          Gross          Estimated
                                                        unrealized     unrealized               fair
                                        Cost                 gains         losses              value
                                        ----                 -----         ------              -----
Auction rate
   preferred stock                    36,874                     1             (2)            36,873


                                  SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PARAMETRIC TECHNOLOGY CORPORATION


Date: January 2, 1998             by: /s/ Edwin J. Gillis
                                      ---------------------------------
                                  Edwin J. Gillis
                                  Executive Vice President,
                                  Chief Financial Officer and Treasurer