Form 10-Q
period 1998-01-03
PARAMETRIC TECHNOLOGY CORP
filed 1998-02-11
CIK 857005

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934



For the Quarter Ended: January 3, 1998        Commission File Number: 0-18059
                       ---------------                                -------


                       PARAMETRIC TECHNOLOGY CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Massachusetts                                      04-2866152
-------------------------------                -------------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation or organization)                              Number)

                   128 Technology Drive, Waltham, MA  02154
          -----------------------------------------------------------
         (Address of principal executive offices, including zip code)

                                (781) 398-5000
              --------------------------------------------------
             (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES    X              NO
                     ------               ------

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                      128,344,551
--------------------------------------            ------------------------------
              Class                               Outstanding at January 3, 1998


                           Total number of pages: 16
                       Exhibit index appears on page 15

                       PARAMETRIC TECHNOLOGY CORPORATION


                                     INDEX
                                    -------

                                                                           Page
                                                                           ----
Part   I       Financial Information

    Item 1     Financial Statements

               Consolidated Balance Sheet                                     3
                January 3, 1998 and September 30, 1997

               Consolidated Statement of Income                               4
                Three months ended January 3, 1998 and December 28, 1996

               Consolidated Statement of Cash Flows                           5
                Three months ended January 3, 1998 and December 28, 1996

               Notes to Consolidated Financial Statements                     6

    Item 2     Management's Discussion and Analysis of                        9
               Financial Condition and Results of Operations

Part II        Other Information

    Item 6     Exhibits and Reports on Form 8-K                               13

Signature                                                                     14

                       PARAMETRIC TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (amounts in thousands)



     ASSETS                                 January 3, 1998  September 30, 1997
                                            ---------------  ------------------
                                                (unaudited)
Current assets:
     Cash and cash equivalents                     $247,608            $154,228
     Short-term investments                         321,718             354,516
     Accounts receivable, net                       157,896             154,777
     Other current assets                            49,283              27,620
                                                   --------            --------

       Total current assets                         776,505             691,141

Marketable investments                               37,991              45,580
Property and equipment, net                          46,969              47,504
Other assets                                         45,991              48,198
                                                   --------            --------

       Total assets                                $907,456            $832,423
                                                   ========            ========



     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses         $ 36,882            $ 36,417
     Accrued compensation                            23,716              39,085
     Deferred revenue                                88,051              81,287
     Income taxes                                    33,627              30,369
                                                   --------            --------

       Total current liabilities                    182,276             187,158

Other liabilities                                       458                 470

Stockholders' equity:
     Preferred stock, $.01 par value;
       5,000 shares authorized; none
       issued                                            --                  --
     Common stock, $.01 par value;
       350,000 shares authorized;
       128,345 and 128,149 shares issued              1,283               1,281
     Additional paid-in capital                     261,044             253,201
     Retained earnings                              468,554             419,285
     Treasury stock, at cost, 0 and 524
       shares                                            --             (24,169)
     Other equity                                    (6,159)             (4,803)
                                                   --------            --------

       Total stockholders' equity                   724,722             644,795
                                                   --------            --------

       Total liabilities and stockholders'
        equity                                     $907,456            $832,423
                                                   ========            ========

The accompanying notes are an integral part of the consolidated financial statements.

                       PARAMETRIC TECHNOLOGY CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                 (amounts in thousands, except per share data)
                                  (unaudited)


                                                         Three Months Ended
                                               ------------------------------------
                                               January 3, 1998   December 28,  1996
                                               ---------------   ------------------
Revenue:
 License                                           $152,367           $138,442
 Service                                             70,640             45,059
                                                   --------           --------
   Total revenue                                    223,007            183,501
                                                   --------           --------
Cost of revenue:
 License                                              2,735              1,991
 Service                                             21,328             15,557
                                                   --------           --------
   Total cost of revenue                             24,063             17,548
                                                   --------           --------
Gross profit                                        198,944            165,953
                                                   --------           --------
Operating expenses:
 Sales and marketing                                 81,282             71,661
 Research and development                            15,048             12,134
 General and administrative                          11,327              8,705
                                                   --------           --------
   Total operating expenses                         107,657             92,500
                                                   --------           --------
Operating income                                     91,287             73,453

Other income, net                                     3,172              2,625
                                                   --------           --------
Income before income taxes                           94,459             76,078

Provision for income taxes                           32,116             26,627
                                                   --------           --------
Net income                                         $ 62,343           $ 49,451
                                                   ========           ========

Net income per share - Basic                       $   0.49           $   0.39
                                                   ========           ========
Net income per share - Diluted                     $   0.47           $   0.37
                                                   ========           ========

Weighted average number of common
     shares outstanding                             128,047            127,499
                                                   ========           ========
Weighted average number of common and dilutive
     common equivalent shares outstanding           131,893            135,439
                                                   ========           ========


The accompanying notes are an integral part of the consolidated financial statements.

                       PARAMETRIC TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (amounts in thousands)
                                  (unaudited)


                                                                         Three  Months Ended
                                                                 ------------------------------------
                                                                 January 3, 1998    December 28, 1996
                                                                ----------------    -----------------
Cash flows from operating activities:
     Net income                                                        $ 62,343           $ 49,451
     Adjustments to reconcile net income to
       net cash provided by operating activities:
        Depreciation and amortization                                     6,864              4,805
        Deferred income taxes                                             1,020                920
        Changes in assets and liabilities:
         Increase in accounts receivable                                 (4,834)            (8,870)
         (Increase) decrease in other current assets                    (20,710)               686
         (Increase) decrease in other assets                              1,244               (607)
         Increase in accounts payable and accrued expenses                  861              4,567
         Decrease in accrued compensation                               (15,067)            (3,782)
         Increase in deferred revenue                                     8,854              5,681
         Increase in income taxes                                         7,760              5,385
                                                                       --------           --------
     Net cash provided by operating activities                           48,335             58,236
                                                                       --------           --------
Cash flows from investing activities:
     Additions to property and equipment, net                            (5,652)            (7,871)
     Additions to capitalized and purchased software costs                   --               (200)
     Proceeds from sale of investments                                  128,572             32,916
     Purchases of investments                                           (89,556)           (80,876)
                                                                       --------           --------
     Net cash provided (used) by investing activities                    33,364            (56,031)
                                                                       --------           --------
Cash flows from financing activities:
     Repayment of long-term obligations                                     (11)               (22)
     Proceeds from issuance of common stock                              13,377             12,521
     Purchases of treasury stock                                             --            (40,122)
                                                                       --------           --------
     Net cash provided (used) by financing activities                    13,366            (27,623)
                                                                       --------           --------
Effects of exchange rate changes on cash                                 (1,685)            (1,368)
                                                                       --------           --------
Net increase (decrease) in cash and cash equivalents                     93,380            (26,786)

Cash and cash equivalents at beginning of period                        154,228            201,614
                                                                       --------           --------
Cash and cash equivalents at end of period                             $247,608           $174,828
                                                                       ========           ========

  The accompanying notes are an integral part of the consolidated financial statements.

                       PARAMETRIC TECHNOLOGY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and have been prepared by the Company in accordance with generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

     The results of operations for the three-month period ended January 3, 1998 are not necessarily indicative of the results expected for the full fiscal year.

2.   SUBSEQUENT EVENT:

     On January 12, 1998, the Company completed its acquisition of Computervision Corporation ("Computervision"), a publicly held company headquartered in Bedford, Massachusetts. In connection with the transaction, the Company issued approximately 5.8 million shares of its common stock to the shareholders of Computervision and reserved approximately 822,000 shares for issuance upon exercise of options held by former employees of Computervision and its subsidiaries. The merger is being accounted for on a pooling-of-interests basis. The Company expects to recognize a non-recurring charge of approximately $75,000,000 to $95,000,000 related to certain merger-related, debt prepayment, consolidation and integration expenses during the second quarter of fiscal 1998. Also, the Company assumed approximately $240,000,000 in debt from Computervision, and expects to use cash and short-term investment balances to repay a substantial portion of such debt in the second quarter of fiscal 1998. The discussion and analysis below, except where otherwise noted, does not reflect the effects of the transaction, which was completed after the end of the Company's first quarter.

     Revenue, net income and net income per share of the stand-alone companies for the periods described are as follows. The 1996 Computervision results include revenue and expenses from the hardware support services business, which was sold by Computervision on July 18, 1997. The results below do not reflect the one-time charge associated with the Computervision acquisition, which will be recorded in the second quarter of fiscal 1998. The Company continues to evaluate conforming accounting methods of the separate companies, which may affect the results of the combined companies. The table below states Parametric's financial data for the quarter ended January 3, 1998 which will be combined with Computervision's financial data for the quarter ended December 31, 1997, compared with Parametric's financial data for the quarter ended December 28, 1996 which will be combined with Computervision's financial data for the quarter ended March 30, 1997.

                                                     Three months ended
                                       -------------------------------------------
                                          January 3, 1998/      December 28, 1996/
                                         December 31, 1997        March 30, 1997
                                       (amounts in thousands, except per share data)
Revenue
     Parametric Technology Corporation           $223,007               $183,501
     Computervision Corporation                    35,861                 77,809
Net Income (Loss)
     Parametric Technology Corporation           $ 62,343               $ 49,451
     Computervision Corporation                   (20,210)               (33,944)
Net Income (Loss) per share - Basic
     Parametric Technology Corporation           $   0.49               $   0.39
     Computervision Corporation                     (0.31)                 (0.53)
Net Income (Loss) per share - Diluted
     Parametric Technology Corporation           $   0.47               $   0.37
     Computervision Corporation                     (0.31)                 (0.53)


3.   EARNINGS PER SHARE:

The Company has adopted the Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" in the quarter ended January 3, 1998 and all historical net income per share data presented has been restated to conform to the provisions of this statement. SFAS No. 128 establishes a different method of computing net income per share than was required under the provisions of Accounting Principles Board Opinion No. 15. The following table reconciles the numerator and the denominators of the basic and diluted earnings per share (EPS) computations as shown on the Consolidated Statement of Income included in this report on Form 10-Q.

                                                 Three Months Ended
                                                 ------------------
                                       January 3, 1998    December 28, 1996
                                       ---------------    -----------------
                                  (amounts in thousands, except per share data)
Basic EPS Computation

Numerator:
     Net Income                             $ 62,343           $ 49,451

Denominator:
     Common shares outstanding               128,047            127,499
                                            --------           --------
Basic EPS                                   $   0.49           $   0.39
                                            ========           ========

Diluted EPS Computation

Numerator:
     Net Income                             $ 62,343           $ 49,451

Denominator:
     Common shares outstanding               128,047            127,499
     Stock Options                             3,846              7,940
                                            --------           --------
     Total Shares                            131,893            135,439
                                            --------           --------
Diluted EPS                                 $   0.47           $   0.37
                                            ========           ========

Options to purchase shares of the Company's common stock of 6,721,995 for the quarter ended January 3, 1998 and 364,346 for the quarter ended December 28, 1996 were outstanding during the respective periods but were not included in the computation of diluted EPS because the price of the options, which range from $48 to $60.5625 per share for the quarter ended January 3, 1998 and $53.875 for the quarter ended December 28, 1996, was greater than the average market price of the common stock for the period reported. The outstanding options not included in the calculation for the quarter ended January 3, 1998 will expire between September 2007 and November 2007. The outstanding options not included in the calculation for the quarter ended December 28, 1996 will expire in October 2006.

4.   NEW ACCOUNTING PRONOUNCEMENTS:

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. Management has not yet evaluated the effects of this change on its reporting of income. The Company will adopt SFAS No. 130 for its fiscal year ending September 30, 1999.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenue. Management is currently evaluating the effects of this change on its reporting of segment information. The Company will adopt SFAS No. 131 for its fiscal year ending September 30, 1999.

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition". The Company will adopt SOP 97-2 for its fiscal year ending September 30, 1999 and does not expect any material impact on its revenue recognition policies.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Parametric Technology Corporation is the CAD/CAM/CAE (computer-aided design, manufacturing and engineering) industry's leading supplier of software tools used to automate the mechanical development of a product from its conceptual design through production.

     Information provided by the Company, including information contained in this Quarterly Report on Form 10-Q, or by its spokespersons from time to time, may contain forward-looking statements concerning projected financial performance, market and industry segment growth, product development and commercialization or other aspects of future operations. Such statements are based on the assumptions and expectations of management at the time such statements are made. The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors, including but not limited to those discussed herein, may cause the Company's future results to differ materially from those projected in any forward-looking statement. Important information about such factors and the basis for those assumptions is discussed below and is also contained in "Important Factors Regarding Future Results" included in the "Management's Discussion and Analysis of Financial Condition and Results of Operations"
section in the 1997 Annual Report to Stockholders and in the "Risk Factors" section of the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 12, 1997, which sections are incorporated herein by reference.

ACQUISITION

     On January 12, 1998, the Company completed its acquisition of Computervision Corporation ("Computervision"), a publicly held company headquartered in Bedford, Massachusetts. In connection with the transaction, the Company issued approximately 5.8 million shares of its common stock to the shareholders of Computervision and reserved approximately 822,000 shares for issuance upon exercise of options held by former employees of Computervision and its subsidiaries. The merger is being accounted for on a pooling-of-interests basis. The Company expects to recognize a non-recurring charge of approximately $75,000,000 to $95,000,000 related to certain merger-related, debt prepayment, consolidation and integration expenses during the second quarter of fiscal 1998. Also, the Company assumed approximately $240,000,000 in debt from Computervision, and expects to use cash and short-term investment balances to repay a substantial portion of such debt in the second quarter of fiscal 1998. The discussion and analysis below, except where otherwise noted, does not reflect the effects of the transaction, which was completed after the end of the Company's first quarter.

RESULTS OF OPERATIONS

     Revenue, including license and service revenues, for the quarter ended January 3, 1998 was $223,007,000, compared with $183,501,000 for the quarter ended December 28, 1996, a 22% increase. Net income, as a percentage of revenue, was 28% for the quarter ended January 3, 1998, compared to 27% in the corresponding period in fiscal 1997. This represents an increase in net income of 26% from the quarter ended December 28, 1996.

     The Company derives its revenue from the sale and support of software used in the mechanical segment of the CAD/CAM/CAE industry. Revenue growth in the three-month period ended January 3, 1998 reflects the continued demand for the Company's products and services among both existing customers and first-time buyers, and the Company's ongoing investment in expanding its worldwide direct sales force. License revenue was $152,367,000 for the three-month period ended January 3, 1998, a 10% increase from $138,442,000 for the corresponding period in fiscal 1997. This growth results from an increase in the number of seats of software licensed. A seat of software generally consists of various software products configured to serve the needs of a single end user. The Company licensed 7,838 seats of software in the three-month period ended January 3, 1998, an increase of 12% from 6,984 seats of software in the comparable period in fiscal 1997.

     Service revenue as a percentage of total revenue increased to 32% in the three-month period ended January 3, 1998 from 25% in the corresponding period in fiscal 1997. Service revenue is derived from the sale of software maintenance contracts and the performance of training and consulting services. Service revenue was $70,640,000 for the three-month period ended January 3, 1998, an increase of 57% from $45,059,000 for the comparable period in fiscal 1997. The increase in service revenue is a result of the growth in the Company's increased installed customer base and the increased training and consulting services performed for these customers.

     The Company derived 54% of revenue from sales to international customers in the three-month period ended January 3, 1998, compared with 57% for the same period in fiscal 1997. The decrease in the percentage of revenue derived from international sales is attributable primarily to the strengthening of the dollar in relation to the major European and Asian currencies and, to a lesser extent, areas of weakness in the Asian market due to current economic uncertainties affecting that region. The Company is continuing to implement measures to strengthen its sales and support infrastructure in Japan and to rebuild capacity in order to re-accelerate revenue growth in this region, but does not expect Japan's year-over-year revenue growth to contribute to overall revenue growth until at least the second quarter of fiscal 1998.

     The Company anticipates that total revenue will increase during the remainder of fiscal 1998 from continued penetration in the mechanical CAD/CAM/CAE industry. However, the rate of continued revenue growth in the remainder of fiscal 1998 depends upon the Company's ability to successfully implement the measures taken to strengthen results in Japan, adequately manage exposure to foreign currency fluctuations, continue to penetrate the mechanical segment of the CAD/CAM/CAE industry, attract and retain skilled personnel, and deliver timely product enhancements. Performance during the remainder of fiscal 1998 could also be affected by the efforts to integrate Computervision's operations with those of the Company and the success of those integration efforts. In addition, there can be no assurance that quarterly revenue growth rates for particular geographical areas will be comparable to those achieved in prior periods.

     Cost of license revenue consists of the amortization of capitalized computer software costs and costs associated with reproducing software, printing user manuals, royalties, packaging and shipping. The increase in cost of license revenue is primarily a result of the increase in the number of seats licensed and the royalty costs associated with those licenses during the three-month period ended January 3, 1998, as compared to the corresponding period in fiscal 1997. Cost of service revenue includes the costs associated with training and consulting personnel, such as salaries and related costs and travel, and the costs related to software maintenance, including costs incurred for customer support personnel and the release of maintenance updates. The increase in cost of service revenue resulted primarily from growth in the staffing necessary to generate and support increased worldwide service revenue and provide ongoing quality customer support to the Company's increasing installed base. Combined, these expenses increased to $24,063,000 for the three-month period ended January 3, 1998 from $17,548,000 for the corresponding period in fiscal 1997. Total cost of revenue as a percentage of revenue increased to 11% for the three-month period ended January 3, 1998 compared with 10% for the corresponding period in fiscal 1997.

     Sales and marketing expenses primarily include salaries, sales commissions, travel and facility costs. Sales and marketing expenses increased to $81,282,000 for the three-month period ended January 3, 1998 from $71,661,000 for the corresponding period in fiscal 1997. These costs decreased as a percentage of revenue to 36% for the three-month period ended January 3, 1998, compared with 39% for the comparable period in fiscal 1997. The decrease in costs as a percentage of revenue was primarily due to lower selling expenses as a result of the change in the mix of revenue components for the three-month period ended January 3, 1998, compared to the corresponding period in fiscal 1997. The absolute increase in these expenses was due primarily to worldwide expansion of the sales force and sales commissions associated with higher revenue. Total sales and marketing headcount increased to 2,096 at January 3, 1998, an increase of 19% from 1,759 at December 28, 1996. The Company expects to continue the growth of its worldwide sales and marketing organization during fiscal 1998, reflecting the Company's commitment to focus its resources on increasing its installed base and expanding worldwide acceptance for its products. The continued growth in the worldwide sales and marketing organization depends upon the Company's ability to attract and retain highly skilled technical, managerial and sales personnel.

     The Company continued to make investments in research and development, consisting principally of salaries and benefits, expenses associated with product translations, costs of computer equipment used in software development, and facility expenses. Research and development expenses increased to $15,048,000 for the three-month period ended January 3, 1998 from $12,134,000 for the corresponding period in fiscal 1997. Total research and development expenses remained constant at 7% of revenue for the three-month periods ended January 3, 1998 and December 28, 1996.

     General and administrative expenses include the costs of corporate, finance, information technology, human resources and administrative functions of the Company. These expenses increased to $11,327,000 for the three-month period ended January 3, 1998 from $8,705,000 for the corresponding period in fiscal 1997. General and administrative expenses as a percentage of revenue remained constant at 5% for the three-month periods ended January 3, 1998 and December 28, 1996. The absolute increase in these expenses was primarily due to the hiring of additional employees necessary to support the Company's worldwide growth.

     Other income, net, primarily includes interest income and expense, costs associated with managing the Company's foreign exchange exposure and foreign currency gains and losses. Other income increased to $3,172,000 for the three-month period ended January 3, 1998, compared with $2,625,000 for the corresponding period in fiscal 1997. The increase in other income consisted principally of interest income resulting from higher cash and investment balances. As the Company's international business continues to increase, a growing amount of the Company's revenue and expenses is transacted in foreign currencies. In order to reduce its exposure to fluctuations in foreign exchange rates, the Company, from time to time, engages in hedging transactions involving the use of forward foreign exchange contracts and foreign exchange option contracts in the primary European and Asian currencies.

     The Company's effective tax rate for the three-month period ended January 3, 1998 was 34%, compared with 35% for the same period in fiscal 1997. The difference between the effective and statutory federal tax rate was due primarily to the benefits of tax-exempt interest income and the use of the foreign sales corporation, offset by the impact of state income taxes.

     The number of worldwide employees increased 21% to 3,543 at January 3, 1998 compared with 2,923 at December 28, 1996. Employment increased to support higher revenues and international expansion, with the largest portion of this growth occurring in the sales and marketing organization.

LIQUIDITY AND CAPITAL RESOURCES

     As of January 3, 1998, the Company had $247,608,000 of cash and cash equivalents and $359,709,000 of investments. Net cash generated by operating activities and proceeds from issuance of the Company's stock under stock plans provided sufficient resources to fund the Company's headcount growth and capital asset needs for the three months ended January 3, 1998. Net cash provided by operating activities, consisting primarily of net income from operations before depreciation and amortization and changes in working capital, was $48,335,000 for the three-month period ended January 3, 1998, compared with $58,236,000 for the corresponding period in fiscal 1997. The decrease, from $58,236,000 for the three months ended December 28, 1996 to $48,335,000 for the three months ended January 3, 1998, in net cash provided by operating activities was primarily due to an increase in other current assets principally associated with the increase of software maintenance billings related to deferred revenue. Net cash provided by investing activities totaled $33,364,000 for the three-month period ended January 3, 1998, compared with $56,031,000 used by investing activities for the corresponding period in fiscal 1997. The increase is principally due to the timing of the purchases and sales of investments. The Company acquired $5,652,000 of capital equipment, consisting primarily of computer equipment, software, and office equipment to meet the needs resulting from the growth in employee headcount and increased investment in information technologies. For the remainder of fiscal 1998, the level of spending will be dependent on various factors, including the growth of the business, general economic conditions and the effect of the Company's acquisition of Computervision. Financing activities, generally consisting primarily of proceeds from issuance of common stock, offset by the purchases of treasury stock, provided $13,366,000 for the three months ended January 3, 1998 and used $27,623,000 for the three months ended December 28, 1996. The change in the current quarter was due principally to the Company's suspension of repurchases and the Board of Director's subsequent rescission of the Company's stock repurchase program in anticipation of the Computervision acquisition.

     The Company believes that existing cash and short-term investment balances, together with cash generated from operations and issuance of the Company's common stock under stock plans, will be sufficient to meet the Company's currently projected working capital, financing and capital expenditure requirements through at least fiscal 1998.

YEAR 2000 COMPUTER SYSTEMS COMPLIANCE

     Concerns have been widely expressed regarding the inability of certain computer programs to process date information beyond year 1999. These concerns focus on the impact of the Year 2000 problem on business operations and the potential costs associated with identifying and addressing the problem. The Company is in the process of evaluating and taking steps to deal with the potential impact of this problem in areas under its control, in particular its products, its administrative and business systems, and its sources of supply.

     Based on its review to date, the Company believes that its own products are largely "Year 2000 compliant." Legacy systems historically sold by Computervision may in some cases not be completely compliant. The Company is in the process of making corrections to currently offered legacy systems to bring them into compliance with Year 2000 requirements and anticipates that these corrections will be completed by the end of calendar 1998. The Company plans to correct or replace its administrative and business systems in time to avoid material problems. The Company has commenced a program to survey all major suppliers to determine the status and schedule for their Year 2000 compliance. Where it believes that a particular supplier's situation poses unacceptable risks, the Company plans to identify an alternative source.

     Costs incurred in the compliance effort will be expensed as incurred. While the Company's Year 2000 compliance evaluation is not yet complete, the Company does not at this time foresee a material impact on its business or operating results from the Year 2000 problem. The Company cannot, of course, predict the nature or materiality of the impact on its operations or operating results of noncompliance by parties outside its control.

                          Part II - OTHER INFORMATION



Item 6:  (a)  Exhibits

   2.1 Agreement and Plan of Reorganization dated as of November 3, 1997 by and among the Company, PTC Acquisition Corporation, and Computervision Corporation (filed as Exhibit 2.1 to the Current Report on Form 8-K dated November 4, 1997 and incorporated herein by reference).

   99.1 Annual Report to Stockholders for the fiscal year ended September 30, 1997 (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated in this Quarterly Report on Form 10-Q).

   99.2 Registration Statement No. 333-39959 on Form S-4 (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated in this Quarterly Report on Form 10-Q).

         (b)  Reports on Form 8-K

              On November 4, 1997, the Company filed a Current Report on Form 8-K announcing that the Company and Computervision had entered into a definitive merger agreement under which the Company acquired Computervision in a stock-for-stock transaction on January 12, 1998.

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       PARAMETRIC TECHNOLOGY CORPORATION




Date: February 11, 1998                     by:  /S/ Edwin J. Gillis
                                               ------------------------------
                                                 Edwin J. Gillis
                                                 Executive Vice President,
                                                 Chief Financial Officer and
                                                 Treasurer

Exhibit Index

2.1 Agreement and Plan of Reorganization dated as of November 3, 1997 by and among the Company, PTC Acquisition Corporation, and Computervision Corporation (filed as Exhibit 2.1 to the Current Report on Form 8-K dated November 4, 1997 and incorporated herein by reference).


99.1 Annual Report to Stockholders for the fiscal year ended September 30, 1997 (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated in this Quarterly Report on Form 10-Q); filed as Exhibit 13.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference.


99.2 Registration Statement No. 333-39959 on Form S-4 (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated in this Quarterly Report on Form 10-Q).