Form 10-Q
period 1998-04-04
PARAMETRIC TECHNOLOGY CORP
filed 1998-05-19
CIK 857005

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended APRIL 4, 1998

                        Commission File Number: 0-18059

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

                                (781) 398-5000
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES [X]   NO  [ ]

As of April 4, 1998, there were 270,544,112 shares of the Registrant's Common Stock, par value $0.01 per share outstanding.

                       PARAMETRIC TECHNOLOGY CORPORATION
                              INDEX TO FORM 10-Q
                      For the Quarter Ended April 4, 1998

                                                                     Page Number

COVER                                                                      i

INDEX                                                                     ii

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

        Unaudited Consolidated Balance Sheets as of April 4, 1998
        and September 30, 1997                                             1

        Unaudited Consolidated Statements of Operations for the three
        and six months ended April 4, 1998 and March 29, 1997              2

        Unaudited Consolidated Statements of Cash Flows for the six
        months ended April 4, 1998 and March 29, 1997                      3

        Notes to the Consolidated Financial Statements                     4

Item 2. Management's Discussion and Analysis of Results of Operations
        and Financial Condition                                            8

PART II-OTHER INFORMATION

Item 2. Changes in Securities                                             13

Item 4. Submission of Matters to a Vote of Security Holders               13

Item 6. Exhibits and Reports on Form 8-K                                  13

SIGNATURE                                                                 14

PART I - FINANCIAL INFORMATION
PARAMETRIC TECHNOLOGY CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands)


ASSETS                                                                          April 4, 1998       September 30, 1997
                                                                           ------------------       ------------------
Current assets:
     Cash and cash equivalents                                                  $  255,443               $   168,609
     Short-term investments                                                        120,920                   354,516
     Accounts receivable, net                                                      190,219                   196,021
     Other current assets                                                           67,332                    49,838
                                                                           ------------------       ------------------

          TOTAL CURRENT ASSETS                                                     633,914                   768,984

Marketable investments                                                              61,823                    45,580
Property and equipment, net                                                         47,239                    56,797
Other assets                                                                        47,678                    57,843
                                                                           ------------------       ------------------

          TOTAL ASSETS                                                          $  790,654               $   929,204
                                                                           ==================       ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Notes payable, current portion of long-term debt and
             capital lease obligations                                          $    1,291               $    39,477
       Accounts payable                                                             44,869                    38,305
       Accrued expenses                                                            106,266                    99,142
       Accrued compensation, severance and related expenses                         76,380                    91,709
       Deferred revenue                                                            122,393                   114,149
       Income taxes                                                                 60,195                    70,632
                                                                           ------------------       ------------------
             TOTAL CURRENT LIABILITIES                                             411,394                   453,414

Long-term debt, including capital lease obligations                                  7,358                   213,526
Other liabilities                                                                   67,700                    55,710
                                                                           ------------------       ------------------
             TOTAL LIABILITIES                                                     486,452                   722,650
                                                                           ------------------       ------------------

Stockholders' equity (Note 5):
     Preferred stock, $.01 par value; 5,000 shares authorized;
          none issued                                                                    -                         -
     Common stock, $.01 par value; 350,000 shares authorized;
          270,544 and 267,967 shares issued                                          2,705                     2,680
     Additional paid-in capital                                                  1,490,179                 1,450,132
     Accumulated deficit                                                        (1,190,059)               (1,223,387)
     Treasury stock, at cost, 0 and 524 shares                                           -                   (24,169)
     Cumulative foreign currency translation adjustment and
          other equity                                                               1,377                     1,298
                                                                           ------------------       ------------------

             TOTAL STOCKHOLDERS' EQUITY                                            304,202                   206,554
                                                                           ------------------       ------------------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $   790,654              $    929,204
                                                                           ==================       ==================

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)


                                                                       Three months ended                 Six months ended
                                                                 ------------------------------     ------------------------------
                                                                 April 4, 1998   March 29, 1997     April 4, 1998   March 29, 1997
                                                                 -------------   --------------     -------------   --------------
SOFTWARE REVENUE:
   License                                                          $ 162,558      $ 168,694          $ 320,816        $ 318,745
   Service                                                            101,513         80,906            202,123          155,717
                                                                 -------------   --------------     -------------   --------------
      TOTAL SOFTWARE REVENUE                                          264,071        249,600            522,939          474,462
                                                                 -------------   --------------     -------------   --------------
Other services revenue                                                      -         36,887                  -           73,335
                                                                 -------------   --------------     -------------   --------------
      TOTAL REVENUE                                                   264,071        286,487            522,939          547,797
                                                                 -------------   --------------     -------------   --------------

Cost of revenue:
   Software
      License                                                           3,726          6,793              8,528           10,861
      Service                                                          33,827         32,100             70,430           64,446
   Other services                                                           -         32,020                  -           65,514
                                                                 -------------   --------------     -------------   --------------
      Total cost of revenue                                            37,553         70,913             78,958          140,821
                                                                 -------------   --------------     -------------   --------------

Gross profit                                                          226,518        215,574            443,981          406,976
                                                                 -------------   --------------     -------------   --------------

Operating expenses:
   Sales and marketing                                                 92,897         99,372            189,190          192,777
   Research and development                                            20,717         22,886             46,031           45,323
   General and administrative                                          12,589         15,410             28,318           30,957
   Acquisition and non-recurring charges  (Note 2)                     76,800         45,000             76,800           45,000
   Other services operating and non-recurring charges                       -          4,999                  -           17,712
                                                                 -------------   --------------     -------------   --------------

      Total operating expenses                                        203,003        187,667            340,339          331,769
                                                                 -------------   --------------     -------------   --------------

OPERATING INCOME                                                       23,515         27,907            103,642           75,207

Other expense, net                                                        371          6,048              6,249           11,214
                                                                 -------------   --------------     -------------   --------------

Income before income taxes                                             23,144         21,859             97,393           63,993

Provision for income taxes                                             20,069         28,569             52,185           55,196
                                                                 -------------   --------------     -------------   --------------

Income (loss) before extraordinary item                                 3,075         (6,710)            45,208            8,797

Extraordinary loss, net of income tax benefit
  of $2,183  (Note 3)                                                 (19,017)             -            (19,017)               -
                                                                 -------------   --------------     -------------   --------------

NET INCOME (LOSS)                                                   $ (15,942)      $ (6,710)          $ 26,191         $  8,797
                                                                 =============   ==============     =============   ==============


EARNINGS PER SHARE  (Notes 4 and 5):
   Basic
      Income (loss) before extraordinary item                       $    0.01       $  (0.03)          $   0.17         $   0.03
      Extraordinary loss                                                (0.07)             -              (0.07)               -
                                                                 -------------   --------------     -------------   --------------
      Net income (loss)                                             $   (0.06)      $  (0.03)          $   0.10         $   0.03
                                                                 =============   ==============     =============   ==============
   Diluted
      Income (loss) before extraordinary item                       $    0.01       $  (0.03)          $   0.16         $   0.03
      Extraordinary loss                                                (0.07)             -              (0.07)               -
                                                                 -------------   --------------     -------------   --------------

      Net income (loss)                                             $   (0.06)      $  (0.03)          $   0.09         $   0.03
                                                                 =============   ==============     =============   ==============

The accompanying notes are an integral part of the consolidated financial statements.

 PARAMETRIC TECHNOLOGY CORPORATION
 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)


                                                                                                   Six Months Ended
                                                                                           ----------------------------------
                                                                                            April 4, 1998     March 29, 1997
                                                                                           ---------------   ----------------
 CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                                                            $     26,191      $     8,797
       Adjustments to reconcile net income to net cash flows from operating activities:
          Extraordinary loss on early extinguishment of debt                                       19,017                -
          Non-cash portion of non-recurring charges                                                12,778            6,634
          Depreciation and amortization                                                            13,694           20,094
          Deferred income taxes                                                                     2,223              754
          Changes in assets and liabilities which provided (used) cash:
             Accounts receivable, net                                                               4,302           (9,781)
             Other current assets                                                                 (22,823)          (4,345)
             Other noncurrent assets and liabilities                                               16,402           (1,152)
             Accounts payable and accrued expenses                                                 25,955           33,283
             Accrued compensation, severance and related expenses                                 (15,329)          11,026
             Deferred revenue                                                                       8,244           26,156
             Income taxes                                                                           2,108           26,726
                                                                                             -------------    -------------
                  Net cash provided by operating activities                                        92,762          118,192
                                                                                             -------------    -------------
 CASH FLOWS FROM INVESTING ACTIVITIES
       Additions to property and equipment, net                                                   (10,496)         (18,070)
       Additions to captialized and purchased software costs                                            -           (2,414)
       Purchases of investments                                                                  (162,345)        (156,811)
       Proceeds from sales of investments                                                         380,090          113,702
                                                                                             -------------    -------------
                  Net cash provided (used) by investing activities                                207,249          (63,593)
                                                                                             -------------    -------------
 CASH FLOWS FROM FINANCING ACTIVITIES
       Issuance of short-term notes payable, net                                                        -            7,230
       Repayment of short-term notes payable                                                      (34,933)               -
       Repayment of long-term obligations                                                        (240,761)            (624)
       Proceeds from issuance of common stock                                                      51,703           28,584
       Purchases of treasury stock                                                                      -          (95,020)
                                                                                             -------------    -------------
                  Net cash used by financing activities                                          (223,991)         (59,830)
                                                                                             -------------    -------------
 ELIMINATION OF COMPUTERVISION'S NET CASH ACTIVITY
       FOR THE THREE MONTHS ENDED DECEMBER 31, 1997                                                11,567                -

 EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                             (753)          (5,808)

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              86,834          (11,039)
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                   168,609          240,179
                                                                                             -------------    -------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $    255,443      $   229,140
                                                                                             =============    =============

The accompanying notes are an integral part of the consolidated financial statements.

                       PARAMETRIC TECHNOLOGY CORPORATION
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Parametric Technology Corporation and its wholly owned subsidiaries (the "Company") (See Note 2), and have been prepared by the Company in accordance with generally accepted accounting principles. Certain reclassifications have been made to the prior year's statements to conform with the fiscal 1998 presentation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

The results of operations for the six-month period ended April 4, 1998 are not necessarily indicative of the results expected for the remainder of the fiscal year.

2.  ACQUISITION AND NON-RECURRING CHARGES

Acquisition

On January 12, 1998, the Company completed its acquisition of Computervision Corporation ("Computervision") by issuing approximately 5.8 million shares of its common stock in exchange for all of the outstanding common stock of Computervision. In addition, the Company reserved approximately 822,000 shares of its common stock for outstanding Computervision stock options assumed. The transaction is intended to qualify as a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of Computervision for all periods presented.

Due to the differing year-ends of the Company and Computervision, financial information for dissimilar fiscal years has been combined. Computervision's results of operations for its fiscal year ended December 31, 1997 were combined with the Company's results of operations for the fiscal year ended September 30, 1997. In order to conform Computervision's fiscal year end to the Company's September 30, 1997 fiscal year end, Computervision's results of operations for the three months ended December 31, 1997 were combined with the Company's results of operations for the three months ended January 3, 1998. Balance sheet information as of September 30, 1997 includes the financial position of Computervision as of December 31, 1997 and the Company as of September 30, 1997. Accordingly, Computervision's net loss of $20.2 million for the three-month period ended December 31, 1997, which has been included in the combined statements of income for both the fourth quarter of fiscal 1997 and the first quarter of fiscal 1998, has been reflected as an adjustment to the Company's beginning balance of fiscal 1998 retained earnings. Due to the change in Computervision's year-end, Computervision's cash flow activity for the three-month period ended December 31, 1997 has been shown as a separate component of the cash flow statement.

Revenue and net income (loss) of the combined entities for the three-month period prior to the merger and the corresponding period in the prior year are presented in the following table. Prior to the merger, there were no intercompany transactions between the two companies. The Computervision results for fiscal 1997 include revenue and expenses from the hardware support services business (other services), which was sold by Computervision on July 18, 1997. The results presented in the following table do not reflect the non-recurring charge or the extraordinary loss associated with the Computervision acquisition.

                       PARAMETRIC TECHNOLOGY CORPORATION
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


(in thousands)                                      Three Months Ended
                                    -----------------------------------------------------
                                          January 3, 1998             December 28, 1996
                                    -----------------------     -------------------------
REVENUE
  Parametric Technology                      $223,007                      $183,501
  Computervision                               35,861                        77,809
                                    -----------------------     -------------------------
COMBINED REVENUE                             $258,868                      $261,310
                                    =======================     =========================
NET INCOME (LOSS)
  Parametric Technology                      $ 62,343                      $ 49,451
  Computervision                              (20,210)                      (33,944)
                                    -----------------------     -------------------------
COMBINED NET INCOME                          $ 42,133                      $ 15,507
                                    =======================     =========================

Non-Recurring Charges

In connection with the acquisition, the Company incurred a one-time charge of approximately $77 million ($63 million after tax, or $0.22 per share) for acquisition related integration, consolidation and merger costs during the second quarter of fiscal 1998. The charge included approximately $18 million of severance and termination benefits related to the elimination of approximately 450 positions at Computervision, $13 million for the write-off of assets, $8 million for related transaction costs, $18 million of contract costs associated with revised estimates, $7 million for the closing of leased facilities and $13 million of other accruals. As of April 4, 1998, approximately $14 million of the unutilized non-recurring charge is included in accrued compensation, $25 million in other current liabilities and $15 million in other long-term liabilities. Of the $23 million utilized during the quarter, $13 million were non-cash transactions.

In connection with the acquisition and the resulting combination of Computervision's balance sheet with the Company's, the consolidated balance sheets presented herein include restructuring charges previously recorded by Computervision. The components of the restructuring liability acquired included $23 million in severance and termination benefits and $61 million in excess facilities costs. As of April 4, 1998, approximately $6 million of the non-recurring charge is included in accrued compensation, $15 million in other current liabilities and $48 million in other long-term liabilities. All amounts utilized during the quarter were cash transactions.

The Company currently anticipates that a substantial portion of the restructuring costs will be incurred over the next twelve months, except for certain long-term obligations, principally related to leased facilities.


3.  EXTRAORDINARY LOSS

In connection with the Computervision merger, the Company assumed a revolving note payable of $34.6 million and long-term debt obligations totaling $211.7 million. On January 13, 1998, the Company paid $34.9 million for settlement of the outstanding balance on the revolving note payable plus accrued interest, and related fees. On February 11, 1998, the Company prepaid Computervision's 11 3/8% Senior Subordinated Notes at 101.96% of par, the 8% Computervision Debentures at par and the 5 3/4% Prime Debentures at par. The total cash outlay for settlement of the long-term obligations plus accrued interest and related fees was $241.0 million. During the second quarter of fiscal 1998, the Company incurred an extraordinary after-tax loss of $19.0 million related to the write-off of deferred financing costs and other prepayment costs associated with this debt.


4.  EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS"), effective for fiscal periods ending after December 15, 1997. The Company adopted this standard during the first quarter of fiscal 1998. Accordingly, all prior period EPS data presented has been restated to conform to the provisions of SFAS No. 128. Computation of basic and diluted EPS (as adjusted for the Company's stock dividend, See Note 5), including a reconciliation of the numerator and denominators used, is shown below.

                       PARAMETRIC TECHNOLOGY CORPORATION
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


(in thousands, except
per share data)                             Three months ended                            Six months ended
                                  ---------------------------------------     -----------------------------------------
                                    April 4, 1998         March 29, 1997         April 4, 1998          March 29, 1997
                                  -----------------     -----------------     --------------------    -----------------

Net income (loss)                        $(15,942)              $ (6,710)              $ 26,191             $  8,797
                                   ================      ================     ====================     =================

Weighted average shares
 outstanding:
    Common stock                          269,347                266,566                268,419              266,287
    Employee stock options                 10,724                      -                  9,170               15,490
                                   ----------------      ----------------     ---------------------    -----------------
  Common stock and common stock
   equivalents                            280,071                266,566                277,589              281,777
                                   ================      ================     =====================    =================
Net income (loss) per share:
    Basic                                $  (0.06)              $  (0.03)              $   0.10             $   0.03
    Diluted                              $  (0.06)              $  (0.03)              $   0.09             $   0.03


Options to purchase shares of the Company's common stock of 4,107,000 and 4,125,000 for the three and six months ended April 4, 1998, respectively, and 1,962,000 for the six months ended March 29, 1997, were outstanding but were not included in the computations of diluted EPS because the price of the options was greater than the average market price of the common stock for the period reported. For the three months ended March 29, 1997, approximately 17,028,000 options to purchase shares of the Company's common stock were excluded from the computation of diluted earnings per share as the inclusion of these shares would have been anti-dilutive.


5.  COMMON STOCK DIVIDEND

On February 12, 1998, the Company's Board of Directors declared a one-for-one stock dividend applicable to stockholders of record on February 27, 1998 and payable March 6, 1998. The distribution on March 6, 1998 increased the number of shares outstanding from approximately 134,930,000 to 269,860,000. Share and per share data for all periods presented have been restated to reflect this stock dividend.


6.  NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. Management has not yet evaluated the effects of this change on its reporting of income. The Company will adopt SFAS No. 130 for its fiscal year ending September 30, 1999.

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

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition". The Company will adopt SOP 97-2 for its fiscal year ending September 30, 1999 and does not expect any material impact on its revenue recognition policies.

7.  SUBSEQUENT EVENT

On April 27, 1998, the Company entered into a purchase and sale agreement to acquire ICEM Technologies, a German based division of Control Data Systems, Inc., for $45 million in cash, subject to adjustment. Provided that certain closing conditions are satisfied, the Company expects to complete its acquisition during the third quarter of fiscal 1998. The acquisition will be accounted for as a purchase. In connection with the acquisition, the Company anticipates a one-time, non-cash charge for a portion of the purchase price related to the write-off of in-process research and development will be taken during the third quarter of fiscal 1998. Headquartered in Frankfurt, Germany, ICEM Technologies provides advanced surfacing and reverse engineering software tools used by body and styling engineers in the automotive and aerospace industries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Parametric Technology Corporation develops, markets and supports a family of software products that automate the complete product development process within the mechanical computer-aided design, manufacturing and engineering ("CAD/CAM/CAE") industry. The Company's products include applications in the areas of industrial design; mechanical design; functional simulation; product applications; information technology applications and implementation solutions.

Information provided by the Company, including information contained in this Quarterly Report on Form 10-Q, or by its spokespersons from time to time, may contain forward-looking statements concerning projected financial performance, acquisition integration efforts, market and industry segment growth, product development and commercialization or other aspects of future operations. Such statements are based on the assumptions and expectations of management at the time such statements are made. The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors, including but not limited to those discussed herein, may cause the Company's future results to differ materially from those projected in any forward-looking statement. Important information about such factors and the basis for those assumptions is discussed below and is also contained in "Important Factors Regarding Future Results" included in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in the 1997 Annual Report to Stockholders and in the "Risk Factors" section of the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 12, 1997, which sections are incorporated herein by reference.


ACQUISITION

On January 12, 1998, the Company completed its acquisition of Computervision Corporation ("Computervision") by issuing approximately 5.8 million shares of its common stock in exchange for all of the outstanding common stock of Computervision. In addition, the Company reserved approximately 822,000 shares of its common stock for outstanding Computervision stock options assumed. The transaction is intended to qualify as a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of Computervision for all periods presented.

In connection with the acquisition, the Company incurred a one-time charge of approximately $77 million ($63 million after tax, or $0.22 per share) for acquisition related integration, consolidation and merger costs during the second quarter of fiscal 1998. The charge included approximately $18 million of severance and termination benefits related to the elimination of approximately 450 positions at Computervision, $13 million for the write-off of assets, $8 million for related transaction costs, $18 million of contract costs associated with revised estimates, $7 million for the closing of leased facilities and $13 million of other accruals. As of April 4, 1998, approximately $14 million of the unutilized non-recurring charge is included in accrued compensation, $25 million in other current liabilities and $15 million in other long-term liabilities. Of the $23 million utilized during the quarter, $13 million were non-cash transactions.

In connection with the acquisition and the resulting combination of Computervision's balance sheet with the Company's, the consolidated balance sheets presented herein include restructuring charges previously recorded by Computervision. The components of the restructuring liability acquired included $23 million in severance and termination benefits and $61 million in excess facilities costs. As of April 4, 1998, approximately $6 million of the non-recurring charge is included in accrued compensation, $15 million in other current liabilities and $48 million in other long-term liabilities. All amounts utilized during the quarter were cash transactions.

The Company currently anticipates that a substantial portion of the restructuring costs will be incurred over the next twelve months, except for certain long-term obligations, principally related to leased facilities.

In connection with the Computervision merger, the Company assumed a revolving note payable and long-term debt obligations. During the second quarter of fiscal 1998, the Company paid $275.7 million for settlement of the outstanding note, debt obligations, accrued interest and related fees. During the second quarter of fiscal 1998, the Company incurred an extraordinary after-tax loss of $19.0 million related to the write-off of deferred financing costs and other prepayment costs associated with this debt.

Other services revenue and costs reported in fiscal 1997 represent the hardware support services business of Computervision which was sold in July 1997. Since there was no activity associated with this business during fiscal 1998, the results of this business in comparison to the current period have been excluded from the following discussion where appropriate.


RESULTS OF OPERATIONS

Net income for the first six months of fiscal 1998, including the non-recurring charge and the extraordinary after-tax loss in the second quarter, was $26,191,000 compared to $8,797,000 for fiscal 1997. The Company reported a net loss of $15,942,000 for the second quarter of 1998 compared to a net loss of $6,710,000 for the second quarter of 1997. Excluding non-recurring charges and the extraordinary after-tax loss, net income would have been $108,096,000 and $65,963,000 for the six and three-month periods of 1998, respectively, compared to $63,688,000 and $38,422,000 for the comparative 1997 periods. Excluding non-recurring charges and the extraordinary after-tax loss, net income as a percentage of total software revenue would have been 21% and 25% for the six and three-month periods ended April 4, 1998, respectively, compared to 13% and 15% for the corresponding 1997 periods.

Software revenue, including license and service revenues, was $264,071,000 and $522,939,000 for the three-month and six-month periods ended April 4, 1998, respectively. Software revenue increased 6% and 10% over the $249,600,000 and $474,462,000 reported for the three-month and six-month periods ended March 29, 1997, respectively. The increase in total software revenue during the three and six-month periods ended April 4, 1998 reflects the continued demand for the Company's products and services among both existing customers and first-time buyers, and the Company's ongoing investment in the expansion of its worldwide direct sales force.

License revenue, which is derived from the sale of the Company's software products, was $162,558,000 for the three-month period and $320,816,000 for the six-month period ended April 4, 1998. Compared to the corresponding three and six-month periods of fiscal 1997, license revenue decreased 4% for the second quarter of fiscal 1998 but increased slightly on a year-to-date basis. The Company licensed 8,445 and 16,716 seats of software in the three-month and six-month periods ended April 4, 1998, respectively, a decrease of 7% and 1% from 9,066 and 16,904 seats of software in the comparable periods in fiscal 1997. A seat of software generally consists of various software products configured to serve the needs of a single end user. The decrease in license revenue and seats for the three month period is due to continued weakness in the Company's operations in the Asia Pacific region and the inclusion of the results of Computervision's performance, which declined over the reported periods.

Service revenue is derived from the sale of software maintenance contracts and the performance of training and consulting services. Service revenue was $101,513,000 and $202,123,000 for the three-month and six-month periods ended April 4, 1998, respectively, an increase of 25% and 30% over the comparable periods in fiscal 1997. Service revenue as a percentage of total software revenue increased to 38% and 39% for the three and six-month periods ended April 4, 1998, respectively, compared to 32% and 33% for the corresponding periods of fiscal 1997. The increase in service revenue and service revenue as a percentage of total software revenue is a result of the growth in the Company's installed customer base and the increased training and consulting services performed for these customers.

The Company derived approximately 55% of total software revenue from sales to international customers during both the three-month and six-month periods ended April 4, 1998, compared with 59% for the same periods in fiscal 1997. The decrease in the percentage of the software revenue derived from international sales is primarily attributable to weakness in the Company's Asian results, especially in Japan. The Company has increased its investment in this area in the past six months and believes that this region will make a contribution to revenue growth. The timing of this contribution, however, is uncertain given the economic difficulties in the region. The decrease in the percentage of the software revenue derived from international sales was also attributable to the strengthening of the dollar in relation to the major European and Asian currencies.

The Company anticipates that total software revenue will increase during the remainder of fiscal 1998 and expects to begin shipping its new Windchill product line, web-based technology in the area of enterprise information, in late June 1998. However, the rate of continued software revenue growth in the remainder of fiscal 1998 depends upon the Company's ability to successfully generate and fill current software license orders, effectively implement the measures taken to strengthen results in Japan, adequately manage exposure to foreign currency movements, attract and retain skilled personnel, and deliver timely product enhancements. Additionally, performance during the remainder of fiscal 1998 could also be affected by the efforts to integrate Computervision's operations with those of the Company, the success of those integration efforts, the timely introduction of the new Windchill product and its market acceptance and the ongoing economic uncertainties in the Asia Pacific region. Also, there can be no assurance that quarterly software revenue growth rates in general or for particular geographical areas will be comparable to those achieved in prior periods.

As previously discussed, the Company incurred a non-recurring charge of approximately $77 million for acquisition related integration, consolidation and merger costs during the second quarter of fiscal 1998. The charge included the elimination of approximately 450 positions at Computervision, the write-off of assets, related transaction costs, contract costs and the closing of several leased facilities. Accordingly, certain expenses incurred during fiscal 1998 reflect the reduction in costs attributable to this non-recurring charge. The comparative fiscal 1997 period reflects a restructuring charge of $45 million taken by Computervision prior to the merger for severance and termination benefits for approximately 250 positions and excess leased facilities which have been included in the combined results of the Company due to the pooling-of-interests accounting treatment.

Cost of license revenue consists of costs associated with reproducing software, printing user manuals, royalties, packaging, shipping and the amortization of capitalized computer software costs. Cost of service revenue includes the costs associated with training and consulting personnel, such as salaries and related costs and travel, and the costs related to software maintenance, including costs incurred for customer support personnel and the release of maintenance updates. Combined, the cost of license and service revenues decreased to $37,553,000 for the three-month period and increased to $78,958,000 for the six-month period ended April 4, 1998 from $38,893,000 and $75,307,000 for the corresponding periods in fiscal 1997, respectively. Total cost of software revenue as a percentage of total software revenue decreased to 14% and 15% for the three and six-month periods ended April 4, 1998 compared with 16% for each of the corresponding periods in fiscal 1997. Cost of license revenue decreased primarily due to a decrease in royalties associated with license revenue. This decrease was offset by an increase in cost of service revenue resulting primarily from growth in the staffing necessary to generate and support increased worldwide service revenue and provide ongoing quality customer support to the Company's increasing installed base.

Sales and marketing expenses primarily include salaries, sales commissions, travel and facility costs. Sales and marketing expenses decreased to $92,897,000 and $189,190,000 for the three and six-month periods ended April 4, 1998, respectively, from $99,372,000 and $192,777,000 for the corresponding periods in fiscal 1997. These costs decreased as a percentage of total software revenue to 35% and 36% for the three and six-month periods ended April 4, 1998, respectively, compared with 40% and 41% for the comparable periods of fiscal 1997. The decrease is primarily attributable to a reduction in work force and elimination of excess facility costs associated with the acquisition of Computervision. Notwithstanding the reduction in workforce, total sales and marketing headcount increased to 2,364 at April 4, 1998, an increase of 5% from 2,251 at March 29, 1997. The Company expects to continue the growth of its worldwide sales and marketing organization during fiscal 1998, reflecting the Company's commitment to focus its resources on increasing its installed base and expanding worldwide acceptance for its products. The continued growth in the worldwide sales and marketing organization depends upon the Company's ability to attract and retain highly skilled technical, managerial and sales personnel.

The Company continued to make investments in research and development, consisting principally of salaries and benefits, expenses associated with product translations, costs of computer equipment used in software development, and facility expenses. Research and development expenses were $20,717,000 and $46,031,000 for the three and six-month periods ended April 4, 1998, respectively, compared to $22,886,000 and $45,323,000 for the corresponding periods in fiscal 1997. On a year-to-date basis, research and development expenses decreased from 10% of total software revenue for the first six months of fiscal 1997 to 9% for the same period in fiscal 1998. Similarly, the second quarter research and development expenses as a percentage of total software revenue decreased from 9% in fiscal 1997 to 8% in fiscal 1998. The decreases were primarily attributable to the impact of workforce reductions and write-offs associated with the acquisition of Computervision. The Company continues to make investments in research and development.

General and administrative expenses include the costs of corporate, finance, information technology, human resources and administrative functions of the Company. These expenses decreased to $12,589,000 and $28,318,000 for the three-month and six-month periods ended April 4, 1998, respectively, from $15,410,000 and $30,957,000 for the corresponding periods in fiscal 1997. The decreases were primarily attributable to the impact of workforce reductions and write-offs associated with the acquisition of Computervision. As a percentage of total software revenue, general and administrative expenses decreased to 5% for both the three-month and six-month periods ended April 4, 1998, respectively, compared to 6% and 7% for the corresponding periods of fiscal 1997.

Other expense, net, includes interest income, interest expense and costs associated with managing the Company's foreign exchange exposure including foreign currency gains and losses. Other expense, net, decreased to $371,000 and $6,249,000 for the three and six-month periods ended April 4, 1998, respectively, compared with $6,048,000 and $11,214,000 for the corresponding periods in fiscal 1997. The decrease is primarily attributable to reduced interest costs associated with Computervision's debt which the Company paid during the second quarter of fiscal 1998.

The Company's effective tax rate for the three and six-month periods ended April 4, 1998 was 87% and 54%, respectively, compared with 131% and 86% for the same periods in fiscal 1997. The effective tax rate for all periods was significantly impacted by the non-deductibility of certain expenses included in the non-recurring charge and the impact of the pre-acquisition operating losses of Computervision which are included in the combined results. Excluding these items, the Company's effective tax rate for the second quarter was 34%.

The number of worldwide employees decreased 7% to 4,547 at April 4, 1998 compared with 4,898 at March 29, 1997, due primarily to the reduction in workforce associated with the Computervision acquisition.


LIQUIDITY AND CAPITAL RESOURCES

As of April 4, 1998, the Company had $255,443,000 of cash and cash equivalents and $182,743,000 of investments. Net cash provided by operating activities, consisting primarily of net income from operations before depreciation and amortization and changes in working capital, was $92,762,000 for the six-month period ended April 4, 1998, compared with $118,192,000 for the corresponding period in fiscal 1997. The decrease in cash provided by operating activities was primarily attributable to payments associated with the extraordinary loss and non-recurring charges as well as an increase in other current assets principally associated with the increase of software maintenance billings related to deferred revenue.

Net cash provided by investing activities totaled $207,249,000 for the six-month period ended April 4, 1998 compared to a use of $63,593,000 for the first six months of fiscal 1997. The increase is principally due to net proceeds of $217,745,000 from sales of investments, which were used to pay debt, interest and related fees of $275,694,000 assumed in connection with the Computervision merger. The Company acquired $10,496,000 of capital equipment, consisting primarily of computer equipment, software, and office equipment to meet the needs resulting from the growth in employee headcount and increased investment in information technologies.

Financing activities for the first six months of fiscal 1998 used $223,991,000 compared to $59,830,000 for the same period of fiscal 1997. The principal financing use during fiscal 1998 was the $275,694,000 payoff of debt, interest and related fees associated with the acquisition of Computervision. During fiscal 1997, the Company used $95,020,000 for the repurchase of its common stock. During fiscal 1998, the Company suspended repurchases of common stock and the Board of Directors' subsequently rescinded the Company's stock repurchase program in anticipation of the Computervision acquisition. Financing uses during both periods were offset by proceeds from the issuance of common stock under the Company's stock plans.

On April 27, 1998, the Company entered into a purchase and sale agreement to acquire ICEM Technologies, a German based division of Control Data Systems, Inc., for $45 million in cash, subject to adjustment. Provided that certain closing conditions are satisfied, the Company expects to complete its acquisition during the third quarter of fiscal 1998. The acquisition will be accounted for as a purchase. In connection with the acquisition, the Company anticipates a one-time, non-cash charge for a portion of the purchase price related to the write-off of in-process research and development will be taken during the third quarter of fiscal 1998. Headquartered in Frankfurt, Germany, ICEM Technologies provides advanced surfacing and reverse engineering software tools used by body and styling engineers in the automotive and aerospace industries.

The Company believes that existing cash and short-term investment balances, together with cash generated from operations and issuance of the Company's common stock under stock plans, will be sufficient to meet the Company's currently projected working capital, financing and capital expenditure requirements, including the cost of the proposed acquisition of ICEM Technologies, through at least fiscal 1998.


YEAR 2000 COMPUTER SYSTEMS COMPLIANCE

Concerns have been widely expressed regarding the inability of certain computer programs to process date information beyond year 1999. These concerns focus on the impact of the Year 2000 problem on business operations and the potential costs associated with identifying and addressing the problem. The Company is in the process of evaluating and taking steps to deal with the potential impact of this problem in areas under its control, in particular its products and its administrative and business systems.

Based on its review to date, the Company believes that its own products are largely "Year 2000 compliant." Legacy systems historically sold by Computervision may in some cases not be completely compliant. The Company is in the process of making modifications to currently offered legacy systems to bring them into compliance with Year 2000 requirements and anticipates that these corrections will be completed by the end of calendar 1998. The Company is in the process of upgrading its administrative and business systems and does not anticipate any material problems. The Company has commenced a program to survey all major suppliers of such systems to determine the status and schedule for their Year 2000 compliance. Where it believes that a particular supplier's situation poses unacceptable risks, the Company plans to identify an alternative source.

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

                          PART II-- OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES

On February 12, 1998, the Company's Board of Directors declared a one-for-one stock dividend of the Company's common stock. The stock split was in the form of a stock dividend of one share on each outstanding share held of record on February 27, 1998 and was effective March 6, 1998.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of the Company held on February 12, 1998, the stockholders of the Company elected Michael E. Porter and Steven C. Walske as Class II directors of the Company to hold office until the 2001 Annual Meeting of Stockholders (subject to the election and qualification of their successors and to their earlier death, resignation or removal). No other nominations were made. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement and all such nominees were elected with the following vote:


  ELECTION OF DIRECTORS          VOTES FOR       VOTES WITHHELD OR OPPOSED

     Michael E. Porter          103,095,810              3,123,855

     Steven C. Walske           104,438,427              1,781,238



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
         2.1     Agreement and Plan of Reorganization dated as of November 3,
                 1997 by and among the Company, PTC Acquisition Corporation and
                 Computervision Corporation (Exhibit 2.1 to the Company's Form
                 8-K dated November 4, 1997).
        10.1*#   Amendment #2 to the Consulting Agreement, as amended, with
                 Michael E. Porter (the Consulting Agreement and Amendment #1
                 thereto are filed as Exhibits 10.3 and 10.4, respectively, to the Quarterly Report on Form 10-Q for the fiscal quarter ended
                 June 28, 1997.)
        10.2*#   Severance Agreement with Barry F. Cohen dated February 1, 1998.
        27.1*    Financial Data Schedule for the periods ended April 4, 1998 and
                 March 29, 1997.
        99.1     Annual Report to Stockholders for the fiscal year ended
                 September 30, 1997 (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated in this Quarterly Report on Form 10-Q) (Exhibit 13.1 to the
                 Company's 1997 Form 10-K).
        99.2     Registration Statement No. 333-39959 on Form S-4 (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated in this Quarterly Report on Form
                 10-Q).

        * Indicates document filed herewith.
        # Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates.

          For the Company's documents incorporated by reference, references are to file No. 0-18059.

     (b) Reports on Form 8-K

     On March 27, 1998, the Company filed Amendment No. 1 to its Current Report on Form 8-K dated January 27, 1998 related to the acquisition of Computervision. The Amendment, which was filed under Item 7, incorporated by reference the historical financial statements of Computervision and included the related pro forma financial information of the Company, giving effect to the acquisition.

     On February 12, 1998, the Company filed a Current Report on Form 8-K under
     Item 5 describing the Company's one-for-one stock dividend.



                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                    PARAMETRIC TECHNOLOGY CORPORATION

Date:  May 18, 1998                 By: /s/ Edwin J. Gillis
                                    -------------------------------------------

                                    Edwin J. Gillis
                                    Executive Vice President, Chief Financial
                                    Officer and Treasurer
                                    (Principal Financial Officer)