Form 10-Q
period 1998-07-04
PARAMETRIC TECHNOLOGY CORP
filed 1998-08-18
CIK 857005

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 4, 1998

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  As of July 4, 1998, there were 272,220,106 shares of the Registrant's Common Stock, par value $0.01 per share outstanding.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       PARAMETRIC TECHNOLOGY CORPORATION

                               INDEX TO FORM 10-Q
                       FOR THE QUARTER ENDED JULY 4, 1998

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
 Cover..................................................................    i

 Index..................................................................   ii

 PART I--FINANCIAL INFORMATION

 Item 1. Financial Statements

         Unaudited Consolidated Balance Sheets as of July 4, 1998 and

         September 30, 1997............................................     1

         Unaudited Consolidated Statements of Operations for the three
         and nine months ended July 4, 1998 and June 28, 1997..........     2

         Unaudited Consolidated Statements of Cash Flows for the nine
         months ended July 4, 1998 and June 28, 1997...................     3

         Notes to the Consolidated Financial Statements................     4

 Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................     8

 Item 3. Quantitative and Qualitative Disclosures About Market Risk....    14

 PART II--OTHER INFORMATION

 Item 1. Legal Proceedings.............................................    14

 Item 6. Exhibits and Reports on Form 8-K..............................    14

 Signature..............................................................   15

                         PART I--FINANCIAL INFORMATION

                       PARAMETRIC TECHNOLOGY CORPORATION

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                        JULY 4,    SEPTEMBER 30,
                                                         1998          1997
                                                      -----------  -------------
                       ASSETS
Current assets:
  Cash and cash equivalents.........................  $   194,026   $   168,609
  Short-term investments............................      131,608       354,516
  Accounts receivables, net.........................      185,757       196,021
  Other current assets..............................       77,803        49,838
                                                      -----------   -----------
    Total current assets............................      589,194       768,984
Marketable investments..............................      102,913        45,580
Property and equipment, net.........................       59,375        56,797
Other assets........................................       58,788        57,843
                                                      -----------   -----------
    Total assets....................................  $   810,270   $   929,204
                                                      ===========   ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable, current portion of long-term debt
   and capital lease obligations....................  $       --    $    39,477
  Accounts payable..................................       48,100        38,305
  Accrued expenses..................................       67,513        99,142
  Accrued compensation, severance and related
   expenses.........................................       85,178        91,709
  Deferred revenue..................................      131,027       114,149
  Income taxes......................................       62,130        70,632
                                                      -----------   -----------
    Total current liabilities.......................      393,948       453,414
Long-term debt, including capital lease obligations.          --        213,526
Other liabilities...................................       69,798        55,710
                                                      -----------   -----------
    Total liabilities...............................      463,746       722,650
                                                      -----------   -----------
Stockholders' equity (Note 5):
  Preferred stock, $0.01 par value; 5,000 shares
   authorized; none issued..........................          --            --
  Common stock, $0.01 par value; 350,000 shares
   authorized; 272,220 and 267,967 shares issued....        2,722         2,680
  Additional paid-in capital........................    1,520,209     1,450,132
  Accumulated deficit...............................   (1,174,850)   (1,223,387)
  Treasury stock, at cost, 0 and 524 shares.........          --        (24,169)
  Cumulative foreign currency translation adjustment
   and other equity.................................       (1,557)        1,298
                                                      -----------   -----------
    Total stockholders' equity......................      346,524       206,554
                                                      -----------   -----------
    Total liabilities and stockholders' equity......  $   810,270   $   929,204
                                                      ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                       PARAMETRIC TECHNOLOGY CORPORATION

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                        -------------------- ------------------
                                         JULY 4,   JUNE 28,  JULY 4,   JUNE 28,
                                          1998       1997      1998      1997
                                        ---------  --------- --------  --------
Software revenue:
  License.............................. $ 141,239  $ 163,109 $462,054  $481,854
  Service..............................   103,762     86,193  305,886   241,910
                                        ---------  --------- --------  --------
      Total software revenue...........   245,001    249,302  767,940   723,764
  Other services revenue...............       --       8,889      --     82,224
                                        ---------  --------- --------  --------
      Total revenue....................   245,001    258,191  767,940   805,988
                                        ---------  --------- --------  --------
Cost of revenue:
  Software
    License............................     2,961      4,337   11,490    15,198
    Service............................    34,638     32,727  105,067    97,173
  Other services.......................       --       9,294      --     74,808
                                        ---------  --------- --------  --------
      Total cost of revenue............    37,599     46,358  116,557   187,179
                                        ---------  --------- --------  --------
Gross profit...........................   207,402    211,833  651,383   618,809
                                        ---------  --------- --------  --------
Operating expenses:
  Sales and marketing..................   103,399     96,344  292,590   289,121
  Research and development.............    24,165     23,645   70,195    68,968
  General and administrative...........    15,021     15,479   43,339    46,436
  Acquisition and non-recurring charges
   (Note 2)............................    28,966        --   105,766    45,000
  Other services operating and non-
   recurring charges...................       --       1,476      --     19,188
                                        ---------  --------- --------  --------
      Total operating expenses.........   171,551    136,944  511,890   468,713
                                        ---------  --------- --------  --------
Operating income.......................    35,851     74,889  139,493   150,096
Other (income) expense, net............    (2,114)     6,098    4,136    17,311
                                        ---------  --------- --------  --------
Income before income taxes and
 extraordinary loss....................    37,965     68,791  135,357   132,785
Provision for income taxes.............    22,756     30,205   74,940    85,400
                                        ---------  --------- --------  --------
Income before extraordinary item.......    15,209     38,586   60,417    47,385
Extraordinary loss, net of income tax
 benefit of $2,183 (Note 3)............       --         --   (19,017)      --
                                        ---------  --------- --------  --------
Net income............................. $  15,209  $  38,586 $ 41,400  $ 47,385
                                        =========  ========= ========  ========
Earning per share (Notes 4 and 5):
  Basic
    Income before extraordinary item... $    0.06  $    0.14 $   0.22  $   0.18
    Extraordinary loss.................       --         --     (0.07)      --
                                        ---------  --------- --------  --------
    Net income......................... $    0.06  $    0.14 $   0.15  $   0.18
                                        =========  ========= ========  ========
  Diluted
    Income before extraordinary item... $    0.05  $    0.14 $   0.22  $   0.17
    Extraordinary loss.................       --         --     (0.07)      --
                                        ---------  --------- --------  --------
    Net income......................... $    0.05  $    0.14 $   0.15  $   0.17
                                        =========  ========= ========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                       PARAMETRIC TECHNOLOGY CORPORATION

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            NINE MONTHS ENDED
                                                           --------------------
                                                            JULY 4,   JUNE 28,
                                                             1998       1997
                                                           ---------  ---------
Cash flows from operating activities
  Net income.............................................  $  41,400  $  47,385
  Adjustments to reconcile net income to net cash flows
   from operating activities:
    Extraordinary loss on early extinguishment of debt...     19,017        --
    Non-cash portion of non-recurring charges............     41,119      6,634
    Depreciation and amortization........................     20,175     29,954
    Deferred income taxes................................      3,002      1,701
    Gain on sale of a subsidiary.........................        --      (1,255)
    Changes in assets and liabilities which provided
     (used) cash:
      Accounts receivables, net..........................     10,106     15,738
      Other current assets...............................    (35,493)    (7,587)
      Other noncurrent assets and liabilities............     14,352     (2,660)
      Accounts payable and accrued expenses..............     (6,845)     9,667
      Accrued compensation, severance and related
       expenses..........................................     (7,677)     5,584
      Deferred revenue...................................     15,927     12,524
      Income taxes.......................................      7,298     36,921
                                                           ---------  ---------
        Net cash provided by operating activities........    122,381    154,606
                                                           ---------  ---------
Cash flows from investing activities
  Additions to property and equipment, net...............    (30,549)   (28,029)
  Additions to capitalized and purchased software costs..        --        (842)
  Acquisition of businesses..............................    (40,599)    (1,600)
  Purchases of investments...............................   (284,725)  (341,231)
  Proceeds from sales of investments.....................    450,954    286,398
  Proceeds from sale of a subsidiary, net................        --      30,100
                                                           ---------  ---------
        Net cash provided (used) by investing activities.     95,081    (55,204)
                                                           ---------  ---------
Cash flows from financing activities
  Issuance of short-term notes payable, net..............        --       8,368
  Repayment of short-term notes payable..................    (34,933)       --
  Repayment of long-term obligations.....................   (240,761)      (920)
  Proceeds from issuance of common stock.................     75,810     42,513
  Purchases of treasury stock............................        --    (135,066)
                                                           ---------  ---------
        Net cash used by financing activities............   (199,884)   (85,105)
                                                           ---------  ---------
Elimination of Computervision's net cash activity for the
 three months ended December 31, 1997....................     11,567        --
Effect of exchange rate changes on cash..................     (3,728)    (4,886)
                                                           ---------  ---------
Net increase in cash and cash equivalents................     25,417      9,411
Cash and cash equivalents, beginning of period...........    168,609    240,179
                                                           ---------  ---------
Cash and cash equivalents, end of period.................  $ 194,026  $ 249,590
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

  The results of operations for the nine month period ended July 4, 1998 are not necessarily indicative of the results expected for the remainder of the fiscal year.

2. ACQUISITIONS AND NON-RECURRING CHARGES

 ICEM

  In June 1998, the Company acquired ICEM Technologies ("ICEM"), a division of Control Data Systems, Inc., for approximately $41.0 million in cash, subject to adjustment. Headquartered in Frankfurt Germany, ICEM provides advanced surfacing and reverse engineering software tools used by body and styling engineers in the automotive and aerospace industries. The acquisition was accounted for as a purchase. The purchase price was allocated to the identifiable net assets acquired, including $1.6 million for an assembled workforce, $1.0 million for trade names, $8.0 million for developed technology, net assets of approximately $2.1 million and $28.9 million for purchased in-process research and development ("R&D"). The purchased in-process R&D, which was recorded as a non-recurring charge during the third quarter, includes the value of products in the development stage which have no alternative use and have not reached technological feasibility. The operating results of ICEM have been included in the Company's results of operations from the period of acquisition. Future adjustments to the total purchase price allocation, if any, are not expected to materially affect the Company's financial statements.

 Computervision

  In January 1998, the Company completed its acquisition of Computervision Corporation ("Computervision") by issuing approximately 5.8 million shares of its common stock in exchange for all of the outstanding common stock of Computervision. In addition, the Company reserved approximately 822,000 shares of its common stock for outstanding Computervision stock options assumed. The transaction is intended to qualify as a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of Computervision for all periods presented.

  Due to the differing year-ends of the Company and Computervision, financial information for dissimilar fiscal years has been combined. Computervision's results of operations for its fiscal year ended December 31, 1997 were combined with the Company's results of operations for the fiscal year ended September 30, 1997. In order to conform Computervision's fiscal year end to the Company's September 30, 1997 fiscal year-end, Computervision's results of operations for the three months ended December 31, 1997 were combined with the Company's results of operations for the three months ended January 3, 1998. Balance sheet information as of September 30, 1997 includes the financial position of Computervision as of December 31, 1997 and the

                       PARAMETRIC TECHNOLOGY CORPORATION

Company as of September 30, 1997. Accordingly, Computervision's net loss of $20.2 million for the three month period ended December 31, 1997, which has been included in the combined statements of income for both the fourth quarter of fiscal 1997 and the first quarter of fiscal 1998, has been reflected as an adjustment to the Company's beginning balance of fiscal 1998 accumulated deficit. Due to the change in Computervision's year-end, Computervision's cash flow activity for the three month period ended December 31, 1997 has been shown as a separate component of the cash flow statement.

  Revenue and net income of the combined entities for the three month period prior to the merger and the corresponding period in the prior year are presented in the following table. Prior to the merger, there were no intercompany transactions between the two companies. The Computervision results include revenue and expenses from the hardware support services business (Other Services) through Computervision's sale of this business on July 18, 1997. The results presented in the following table do not reflect the non-recurring charge or the extraordinary loss associated with the Computervision acquisition.

                                                           THREE MONTHS ENDED
                                                         -----------------------
                                                         JANUARY 3, DECEMBER 28,
                                                            1998        1996
                                                         ---------- ------------
                                                             (IN THOUSANDS)
      Revenue
        Parametric Technology...........................  $223,007    $183,501
        Computervision..................................    35,861      77,809
                                                          --------    --------
        Combined revenue................................  $258,868    $261,310
                                                          ========    ========
      Net Income (Loss)
        Parametric Technology...........................  $ 62,343    $ 49,451
        Computervision..................................   (20,210)    (33,944)
                                                          --------    --------
        Combined Net Income.............................  $ 42,133    $ 15,507
                                                          ========    ========

  In connection with the Computervision acquisition, the Company incurred a one-time charge of $76.8 million ($62.8 million after tax, or $0.22 per share) for acquisition related integration, consolidation and merger costs during the second quarter of fiscal 1998. The charge included $18.1 million of severance and termination benefits related to the elimination of approximately 450 positions of the acquired company, $12.8 million for the write-off of assets, $8.2 million for related transaction costs, $17.4 million of contract costs associated with revised estimates, $7.2 million for the closing of leased facilities and $13.1 million of other accruals. As of July 4, 1998, approximately $10.4 million of the unutilized non-recurring charge is included in accrued compensation, $16.5 million in other current liabilities and $14.8 million in other long-term liabilities. Of the $35.1 million utilized during fiscal 1998, $13.0 million was for non-cash transactions.

  In connection with the acquisition and the resulting combination of Computervision's balance sheet with the Company's, the consolidated balance sheets presented herein include restructuring charges previously recorded by Computervision. The components of the restructuring liability acquired included $18.6 million in severance and termination benefits, $8.7 million of pension costs, $3.9 million of other accruals and $52.4 million in excess facilities costs. As of July 4, 1998, approximately $7.2 million of the non-recurring charge is included in accrued compensation, $4.5 million in other current liabilities and $48.1 million in other long-term liabilities. All amounts utilized during fiscal 1998 were for cash transactions.

  The Company currently anticipates that a substantial portion of these non-recurring charges will be incurred over the next nine months, except for certain long-term obligations, principally related to leased facilities.

                       PARAMETRIC TECHNOLOGY CORPORATION

3. EXTRAORDINARY LOSS

  In connection with the Computervision merger, the Company assumed a revolving note payable of $34.6 million and long-term debt obligations totaling $211.7 million. On January 13, 1998, the Company paid $34.9 million for settlement of the outstanding balance on the revolving note payable plus accrued interest and related fees. On February 11, 1998, the Company prepaid Computervision's 11 3/8% Senior Subordinated Notes at 101.96% of par, the 8% Computervision Debentures at par and the 5 3/4% Prime Debentures at par. The total cash outlay for settlement of the long-term obligations plus accrued interest and related fees was $240.8 million. During the second quarter of fiscal 1998, the Company incurred an extraordinary after-tax loss of $19.0 million related to the write-off of deferred financing costs and other prepayment costs associated with this debt.

4. EARNINGS PER SHARE

  In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 Earnings per Share ("EPS"), effective for fiscal periods ending after December 15, 1997. The Company adopted this standard during the first quarter of fiscal 1998. Accordingly, all prior period EPS data presented has been restated to conform to the provisions of SFAS No. 128. Computation of basic and diluted EPS (as adjusted for the Company's stock dividend, See Note 5), including a reconciliation of the numerator and denominators used, is shown below.

                              THREE MONTHS ENDED         NINE MONTHS ENDED
                          -------------------------- --------------------------
                          JULY 4, 1998 JUNE 28, 1997 JULY 4, 1998 JUNE 28, 1997
                          ------------ ------------- ------------ -------------
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income...............   $15,209       $38,586      $41,400       $47,385
                            =======       =======      =======       =======
Weighted average shares
 outstanding:
  Common stock...........   271,475       266,401      269,500       266,325
  Employee stock options.    11,563        10,425       10,042        13,802
                            -------       -------      -------       -------
  Common stock and common
   stock equivalents.....   283,038       276,826      279,542       280,127
                            =======       =======      =======       =======
Net income per share:
  Basic..................   $  0.06       $  0.14      $  0.15       $  0.18
  Diluted................   $  0.05       $  0.14      $  0.15       $  0.17

  Options to purchase shares of the Company's common stock of 2,016,000 and 4,404,000 for the three and nine months ended July 4, 1998, respectively, and 12,726,000 and 3,625,000 for the three and nine months ended June 28, 1997, respectively, were outstanding but were not included in the computations of diluted EPS because the price of the options was greater than the average market price of the common stock for the period reported. The Company's July 1998 stock option exchange program, as described in Note 8, will impact the number of shares included in future computations of diluted EPS.

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

                       PARAMETRIC TECHNOLOGY CORPORATION

6. CONTINGENCIES

  Certain class action lawsuits have been filed against the Company and certain of its officers and directors alleging violations of the federal securities laws based on alleged misrepresentations regarding the Company's results for the third quarter of fiscal 1998. While the ultimate resolution of these actions cannot be predicted at this time, the Company believes that they are without merit and intends to defend them vigorously.

7. NEW ACCOUNTING PRONOUNCEMENTS

  In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and the display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. Management has not yet evaluated the effects of this change on its reporting of income. The Company will adopt SFAS No. 130 for its fiscal year ending September 30, 1999.

  In June 1997, the FASB issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenue. Management is currently evaluating the effects of this change on its reporting of segment information. The Company will adopt SFAS No. 131 for its fiscal year ending September 30, 1999.

  In October 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, Software Revenue Recognition, which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supersedes SOP 91-1, Software Revenue Recognition. The Company will adopt SOP 97-2 for its fiscal year ending September 30, 1999 and does not anticipate any material impact on its revenue recognition policies.

  In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in an asset's, liability's or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions, changes in the fair value of the derivative instrument will be reported in comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current period earnings. The Company currently expects to adopt SFAS No. 133 for its fiscal year ending September 30, 2000. Management has not yet evaluated the impact that the adoption of SFAS No. 133 will have on its results of operations or financial position.

8.SUBSEQUENT EVENT

  In July 1998, the Board of Directors approved a one-for-one stock option exchange program that provided employees the opportunity to exchange stock options previously granted under the Company's 1997 Nonstatutory Stock Option Plan and the 1987 Incentive Stock Option Plan for new options with a current market price and new vesting period. Executive officers and directors were not eligible to participate in the program. The new options were priced at $13.625 based upon the closing price of the Company's stock as reported by Nasdaq on August 3, 1998 and vest in equal annual installments over four years from the August 3, 1998 grant date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

  Parametric Technology Corporation (the "Company" or "PTC") develops, markets, and supports a complete family of product development and information management solutions. The Company's Pro/ENGINEER(R) Solutions automate the complete product development process within the mechanical computer-aided design, manufacturing and engineering ("CAD/CAM/CAE") industry. The Company's products within the enterprise information management industry include the web-centric, Java-based product information management tools of Windchill, with applications including Foundation, Enterprise Document Manager and Enterprise Configuration Manager. All software solutions are supported and complemented by the strength and experience of the Company's professional services organization which includes training, consulting, and customer support.

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

ACQUISITIONS

 ICEM

  In June 1998, the Company acquired ICEM Technologies ("ICEM"), a division of Control Data Systems, Inc., for approximately $41.0 million in cash, subject to adjustment. Headquartered in Frankfurt Germany, ICEM provides advanced surfacing and reverse engineering software tools used by body and styling engineers in the automotive and aerospace industries. The acquisition was accounted for as a purchase. Accordingly, the purchase price was allocated to the identifiable net assets acquired as described in Note 2 to the Company's third quarter financial statements included herein. Of the total purchase price, $28.9 million was allocated to in-process research and development and was recorded as a non-recurring charge during the third quarter. In-process research and development includes the value of products in the development stage that have no alternative use and have not reached technological feasibility. The operating results of ICEM have been included in the Company's results of operations from the period of acquisition. Future adjustments to the total purchase price allocation, if any, are not expected to materially affect the Company's financial statements.

 Computervision

  In January 1998, the Company completed its acquisition of Computervision Corporation by issuing approximately 5.8 million shares of its common stock in exchange for all of the outstanding common stock of Computervision. In addition, the Company reserved approximately 822,000 shares of its common stock for outstanding Computervision stock options assumed. The transaction is intended to qualify as a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of Computervision for all periods presented.

  In connection with the acquisition, the Company incurred a one-time charge of $76.8 million ($62.8 million after tax, or $0.22 per share) for acquisition related integration, consolidation and merger costs during the second quarter of fiscal 1998, the details of which are described in Note 2 to the Company's financial statements included herein. As of July 4, 1998, $41.7 million of this non-recurring charge remained unutilized. The Company anticipates that a substantial portion of the remaining charge will be incurred over the next nine months, except for certain long-term obligations, principally related to leased facilities.

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

  Other services revenue and costs reported in fiscal 1997 represent the hardware support services business of Computervision which was sold in July 1997. Since there was no activity associated with this business during fiscal 1998, the results of this business in comparison to the current period have been excluded from the following discussion.

RESULTS OF OPERATIONS

  Net income for the nine months ended July 4, 1998, including non-recurring charges and the extraordinary after tax loss, was $41.4 million compared to $47.4 million reported for the corresponding period in 1997. Net income for the 1998 third quarter was $15.2 million compared to $38.6 million reported for the corresponding 1997 period. Excluding non-recurring charges and the extraordinary after-tax loss, net income for the three and nine months ended July 4, 1998 was $44.2 million and $152.3 million, an increase of 9.2% and 46.2%, respectively, over the $40.5 million and $104.2 million for the corresponding 1997 periods. Excluding non-recurring charges and the extraordinary after-tax loss, net income as a percentage of total software revenue would have been 18.0% and 19.8% for the three and nine month periods ended July 4, 1998, respectively, compared to 16.2% and 14.4% for the corresponding 1997 periods.

  Software revenue, which includes license and service revenues, was $245.0 million and $767.9 million for the three and nine month periods ended July 4, 1998, respectively. Software revenue for the comparative three and nine month periods ended June 28, 1997 was $249.3 million and $723.8 million, respectively. While the year-to-date software revenues increased 6.1%, third quarter software revenues decreased 1.7% from the respective 1997 period. The third quarter decrease in software revenue was primarily attributable to a decrease in license revenue that was partially offset by increases in service revenue as described below.

  The Company derived 58.5% and 56.3% of total software revenue from sales to international customers during the three and nine month periods ended July 4, 1998, respectively, compared with 54.7% and 57.6% for the same periods in fiscal 1997. Geographically, North America and Europe each represented approximately 42% of fiscal 1998 year-to-date revenues, with the Asia Pacific region comprising the remaining 16%. Revenues for the third quarter of fiscal 1998 decreased approximately 10.0% in both the North America and Asia Pacific regions while the European region grew 12.4% during the same three month period.

  License revenue was $141.2 million for the three month period and $462.1 million for the nine month period ended July 4, 1998. Compared to the corresponding three and nine month periods of fiscal 1997, license revenue decreased 13.4% for the third quarter of fiscal 1998 and decreased 4.1% on a year-to-date basis. The Company licensed 7,622 and 24,338 seats of software in the three and nine month periods ended July 4, 1998, respectively, a decrease of 11.6% and 4.7%, respectively, from 8,621 and 25,525 seats of software licensed in the comparable 1997 periods. A seat of software generally consists of various software products configured to serve the needs of a single end user. The average sale price per seat decreased in the third quarter of fiscal 1998 from the same period a year ago due to several factors, including the mix of product offerings and a decrease in the Company's sales to low volume purchasers, which typically are at higher average sale prices per seat. During the 1998 third quarter, the Company undertook two major initiatives which it believes were, along with the negative impact of the Asian Pacific economies, contributing factors to the decline in license revenue on both a quarterly and year-to-date basis. These initiatives had the unanticipated effect of shifting management and sales focus away from the Company's core Pro/ENGINEER business.

  The first initiative involved the introduction of the Windchill enterprise information management technology. The Company believes that this new technology allows it to expand its business beyond its traditional product development software to enterprise information management software and the integration of both product development and enterprise information management technology.

  The second initiative involved the commencement of a reorganization of the sales force to put more emphasis on major accounts. As part of this reorganization, the Company entered into an agreement with Rand A Technology Corporation for it to become the master distributor of PTC's core products to small businesses. The Company expects the sales reorganization to be effective for the beginning of fiscal 1999 and anticipates additional transitional impact during the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999.

  Service revenue is derived from the sale of software maintenance contracts and the performance of training and consulting services. Service revenue was $103.8 million and $305.9 million for the three and nine month periods ended July 4, 1998, respectively, an increase of 20.4% and 26.4% over the comparable periods in fiscal 1997. Service revenue as a percentage of total software revenue increased to 42.4% and 39.8% for the three and nine month periods ended July 4, 1998, respectively, compared to 34.6% and 33.4% for the corresponding periods of fiscal 1997. The increase in service revenue and service revenue as a percentage of total software revenue is the result of growth in the Company's increased installed customer base and increased training and consulting services performed for these customers combined with the decrease in total software revenue used as a base.

  On August 6, 1998, the Company announced the repackaging and repricing of its Pro/ENGINEER Solutions software product line, now known as Pro/ENGINEER(R)-Foundation(TM), and the phasing out of its PT/Products software line. Pro/ENGINEER-Foundation incorporates enhanced applications while reducing the cost of the core product. The Company believes that the new pricing and packaging strategy offers a scalable approach to enhancing productivity to better meet the needs of its customers and improves the competitive position of its products. The Company cannot at this time predict the effect of the repackaging and repricing strategy on license revenue or revenue derived from the sale of software maintenance contracts.

  The Company anticipates that total software revenue will remain relatively flat over the next two quarters, with growth beginning during the second half of fiscal 1999. However, the level of software revenue depends upon the Company's ability to successfully implement its new initiatives, generate and fill current software license orders, adequately manage exposure to foreign currency movements, attract and retain skilled personnel, and deliver timely product enhancements. Additionally, performance could also be affected by the efforts to integrate Computervision's operations with those of the Company on a worldwide basis, the success of those integration efforts, market acceptance of the new Windchill product line, the ongoing economic uncertainties in the Asia Pacific region, and growth rates in the CAD/CAM/CAE industry in general. There can be no assurance that the level of quarterly software revenue in general or for particular geographical areas will be comparable to those achieved in prior periods.

  As previously discussed, during fiscal 1998, the Company incurred non-recurring charges of $105.8 million for acquisition-related integration and merger costs. Of the total amount, approximately $29.0 million was for the write-off of in-process research and development costs related to the acquisition of ICEM during the third quarter of fiscal 1998. The remaining $76.8 million was associated with the acquisition of Computervision during the second quarter of fiscal 1998. The Computervision charge was related to the elimination of approximately 450 positions at Computervision, the write-off of assets, related transaction costs, contract costs and the closing of several leased facilities. Accordingly, certain expenses incurred during fiscal 1998 reflect the reduction in costs attributable to this non-recurring charge. The comparative 1997 year-to-date period reflects a restructuring charge of $45.0 million taken by Computervision prior to the merger for severance and termination benefits for approximately 250 positions, pension costs and excess lease facilities. These charges have been included in the combined results of the Company due to the pooling-of-interest accounting treatment of the Computervision acquisition.

  Total cost of software revenue as a percentage of total software revenue remained relatively flat at approximately 15.3% for both the three and nine month periods ended July 4, 1998, compared with 14.9% and 15.5% for the corresponding periods in fiscal 1997. Cost of license revenue consists of costs associated with reproducing software, printing user manuals, royalties, packaging, shipping and the amortization of capitalized computer software costs. For the three and nine months ended July 4, 1998, cost of license revenue decreased 31.7% and 24.4% from the corresponding 1997 periods. The decrease in the cost of license revenue is primarily a result of decreasing license revenue and a decrease in royalties associated with license revenue. Cost of service revenue includes the costs associated with training and consulting personnel, such as salaries and related costs and travel, and the costs related to software maintenance, including costs incurred for customer support personnel and the release of maintenance updates. For the three and nine months ended July 4, 1998, cost of service revenue increased 5.8% and 8.1% over the respective 1997 periods. The increase in cost of service revenue resulted primarily from growth in the staffing necessary to generate and support increased worldwide service revenue and provide ongoing quality customer support to the Company's installed base.

  Sales and marketing expenses increased to $103.4 million and $292.6 million for the three and nine month periods ended July 4, 1998, respectively, from $96.3 million and $289.1 million for the corresponding periods in fiscal 1997. Sales and marketing expenses primarily include salaries, sales commissions, travel and facility costs. For the nine month period, these costs decreased as a percentage of total software revenue from 39.9% in 1997 to 38.1% in 1998. For the third quarter of fiscal 1998, these costs increased from 38.6% in 1997 to 42.2% in fiscal 1998. The year-to-date decrease is primarily attributable to a reduction in work force and elimination of excess facility costs associated with the acquisition of Computervision. Notwithstanding the reduction in workforce, total sales and marketing headcount increased to 2,512 at July 4, 1998, an increase of 7.9% from 2,328 at June 28, 1997.

  The Company continued to make investments in research and development, consisting principally of salaries and benefits, expenses associated with product translations, costs of computer equipment used in software development, and facility expenses. Research and development expenses were $24.2 million and $70.2 million for the three and nine month periods ended July 4, 1998, respectively, compared to $23.6 million and $69.0 million for the corresponding periods in fiscal 1997. On a year-to-date basis, research and development expenses decreased from 9.5% of total software revenue for the first nine months of fiscal 1997 to 9.1% for the same period in fiscal 1998. For the third quarter, research and development expenses as a percentage of software revenue increased from 9.5% in fiscal 1997 to 9.9% in fiscal 1998. The year-to-date decreases were primarily attributable to the impact of workforce reductions and write-offs associated with the acquisition of Computervision. The quarter-over-quarter increase is attributable to the Company's continued investments in research and development, particularly in relation to the Windchill product line.

  General and administrative expenses include the costs of corporate, finance, information technology, human resources and administrative functions of the Company. These expenses decreased to $15.0 million and $43.3 million for the three and nine month periods ended July 4, 1998, respectively, from $15.5 million and $46.4 million for the corresponding periods in fiscal 1997. The decreases were primarily attributable to the impact of workforce reductions and write-offs associated with the acquisition of Computervision. As a percentage of total software revenue, general and administrative expenses remained relatively flat at approximately 6.2% for both the third quarter of 1997 and 1998 but decreased from 6.4% for the first nine months of 1997 to 5.6% for the first nine months of 1998.

  Other (income) expense, net, includes interest income, interest expense and costs associated with managing the Company's foreign exchange exposure, including foreign currency gains and losses. For the three months ended July 4, 1998, the Company recognized other income of $2.1 million compared to expense of $6.1 million for the comparative 1997 period. For the nine month period, other expense, net decreased from $17.3 million in 1997 to $4.1 million in 1998. The decreases are primarily attributable to reduced interest costs associated with Computervision's debt that was paid during the second quarter of fiscal 1998.

  The Company's effective tax rate for the three and the nine month periods ended July 4, 1998 was 59.9% and 55.4%, respectively, compared with 43.9% and 64.3% for the same periods in fiscal 1997. The effective tax rates for all periods were significantly impacted by the non-deductibility of certain expenses included in the non-recurring charges and the non-deductibility of the operating losses of Computervision which are included in the combined results. Excluding these items, the Company's effective tax rate was approximately 34% for both the three and nine months ended July 4, 1998.

  The number of worldwide employees increased 8.3% to 4,899 at July 4, 1998, compared with 4,524 at June 28, 1997. The increase was due to internal growth, primarily in the services and sales organizations, and the addition of approximately 135 employees from the ICEM acquisition. These increases were partially offset by the reduction in workforce associated with the Computervision acquisition.

LIQUIDITY AND CAPITAL RESOURCES

  As of July 4, 1998, the Company had $194.0 million of cash and cash equivalents and $234.5 million of investments. Net cash provided by operating activities, consisting primarily of net income from operations before depreciation and amortization and changes in working capital, was $122.4 million for the nine month period ended July 4, 1998, compared with $154.6 for the corresponding period in fiscal 1997. The decrease in cash provided by operating activities was primarily attributable to changes in working capital, including payments associated with the non-recurring charges as well as an increase in other current assets principally associated with the increase of software maintenance billings related to deferred revenue.

  Net cash provided by investing activities totaled $95.1 million for the nine month period ended July 4, 1998 compared to a use of $55.2 million for the first nine months of fiscal 1997. Net proceeds from investment transactions during the first nine months of fiscal 1998 generated $166.2 million of cash, which was partially offset by the use of $40.6 million for the acquisition of ICEM and capital expenditures of $30.5 million. These capital expenditures consisted primarily of computer equipment, software, and office equipment to meet the needs resulting from the growth in employee headcount and increased investment in information technologies. Net purchases of investments during the first nine months of fiscal 1997 used $54.8 million of cash. Capital expenditures during the first nine months of fiscal 1997 used $28.0 million. These uses were partially offset by $30.1 million of proceeds from Computervision's sale of a subsidiary in July of 1997.

  Financing activities for the first nine months of fiscal 1998 used $199.9 million compared to $85.1 million for the same period of fiscal 1997. The principal financing use during fiscal 1998 was the $275.7 million payoff of debt, interest and related fees associated with the acquisition of Computervision. During fiscal 1997, the Company used $135.1 million for the repurchase of its common stock. During fiscal 1998, the Company suspended repurchases of common stock and the Board of Directors subsequently rescinded the Company's stock repurchase program in anticipation of the Computervision acquisition. Financing uses during both periods were offset by proceeds from the issuance of common stock under the Company's stock plans.

  The Company believes that existing cash and short-term investment balances, together with cash generated from operations, will be sufficient to meet the Company's currently projected working capital, financing and capital expenditure requirements through at least the next twelve months.

LEGAL PROCEEDINGS

  Certain class action lawsuits have been filed against the Company and certain of its officers and directors alleging violations of the federal securities laws based on alleged misrepresentations regarding the Company's results for the third quarter of fiscal 1998. While the ultimate resolution of these actions cannot be predicted at this time, the Company believes that they are without merit and intends to defend them vigorously.

NEW ACCOUNTING PRONOUNCEMENTS

  In accordance with recently issued accounting pronouncements, the Company will be required to comply with certain changes in accounting rules and regulations as described in Note 7 to the consolidated financial statements.

YEAR 2000 COMPUTER SYSTEMS COMPLIANCE

  Concerns have been widely expressed regarding the inability of certain computer programs to process date information beyond the year 1999. These concerns focus on the impact of the Year 2000 problem on business operations and the potential costs associated with identifying and addressing the problem.

  The Company is in the process of testing its current product offerings for Year 2000 compliance. Based on its review to date, the Company believes that its principal product offerings are largely "Year 2000 compliant" in their current versions. Testing of third party software products integrated with these principal offerings is ongoing and the Company anticipates that it will be complete by the end of calendar 1998. The Company is in the process of making modifications to those currently offered systems that are not compliant and anticipates that these corrections will be complete by the end of calendar 1998. The Company is conducting only limited testing of products that are no longer offered, and thus the Year 2000 compliance of such products is generally not known. Most of these untested products are previous releases of current offerings and can be upgraded to achieve Year 2000 compliance.

  The Company is also in the process of reviewing and upgrading its internal information technology and business systems to ensure Year 2000 readiness. This process is expected to be complete by March 31, 1999.

  Finally, the Company has commenced a program to survey the Year 2000 readiness of its major vendors. Where it believes that a particular vendor's situation poses unacceptable risks, the Company will identify an alternative source.

  Costs incurred in the Company's Year 2000 compliance effort will be expensed as incurred. While the Company's Year 2000 compliance evaluation is not yet complete, the Company does not at this time foresee a material impact on its business or operating results from the Year 2000 problem. The Company cannot, of course, predict the nature or materiality of the impact on its operations or operating results of noncompliance by parties with whom it does not have a direct relationship. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company.

EURO CONVERSION

  On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing sovereign currencies and the euro, making the euro their common legal currency on that date. Following the introduction of the euro, the legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the euro between January 1, 1999 and January 1, 2002 (the "transition period"). During the transition period, public and private parties may pay for goods and services using either the euro or the participating country's legacy currency on a "no compulsion, no prohibition" basis. However, conversion rates no longer will be computed directly from one legacy currency to another. Instead, a triangular process will apply whereby an amount denominated in one legacy currency will first be converted into the euro. The resultant euro-denominated amount will then be converted into the second legacy currency.

  The Company is currently evaluating the business implications of conversion to the euro, including technical adaptation of information technology and other systems to accommodate euro-denominated transactions, long-term competitive implications of the conversions and the effect on market risk with respect to financial instruments. At this time, management has not completed its assessment of the impact of the conversion.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Other than as disclosed in this report on Form 10-Q, there have been no significant changes in the Company's market risk exposure as described in Management's Discussion and Analysis contained in the Company's 1997 Annual Report, filed as Exhibit 13.1 to its 1997 Form 10-K.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  Following the end of the fiscal 1998 third quarter, certain class action lawsuits were filed in the United States District Court for the District of Massachusetts by shareholder plaintiffs against the Company and certain of its officers and directors alleging violations of the federal securities laws based on alleged misrepresentations regarding the Company's results for that quarter. The plaintiffs have asked for compensatory damages with interest, unspecified equitable relief, and reimbursement of their fees incurred in litigating the matter. No estimate of alleged damages is cited in the complaints. While the ultimate resolution of these actions cannot be predicted at this time, the Company believes they are without merit and intends to defend them vigorously.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

 2.1   Agreement and Plan of Reorganization dated as of November 3, 1997 by and among the Company,
       PTC Acquisition Corporation and Computervision Corporation (Exhibit 2.1 to the Company's Form 8-K
       dated November 4, 1997).
27.1*  Financial Data Schedule for the periods ended July 4, 1998 and June 28, 1997.
99.1   Annual Report to Stockholders for the fiscal year ended September 30, 1997 (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated in this Quarterly
       Report on Form 10-Q) (Exhibit 13.1 to the Company's 1997 Form 10-K).
99.2   Registration Statement No. 333-39959 on Form S-4 (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated in this Quarterly Report on Form 10-Q).

--------
*  Indicates document filed herewith.

  For the Company's documents incorporated by reference, references are to File No. 0-18059.

(b) Reports on Form 8-K

  No reports on Form 8-K were filed during the quarter ended July 4, 1998.

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

Date: August 17, 1998