Form 10-K405
period 1998-09-30
PARAMETRIC TECHNOLOGY CORP
filed 1998-12-29
CIK 857005

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 1998
                                      OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-18059

                       PARAMETRIC TECHNOLOGY CORPORATION
            (Exact name of registrant as specified in its charter)

            MASSACHUSETTS                              04-2866152
   (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION
   INCORPORATION OR ORGANIZATION)                        NUMBER)

                    128 TECHNOLOGY DRIVE, WALTHAM, MA 02453
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                (781) 398-5000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

  Securities registered pursuant to         Securities registered pursuant to
      Section 12(b) of the Act:                 Section 12(g) of the Act:

                None                        Common Stock, $.01 par value per
                                                          share
                                                    (Title of Class)

  Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days. YES X NO

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

  The aggregate market value of our voting stock held by non-affiliates was approximately $3,802,373,342 on October 31, 1998 based on the last reported sale price of our common stock on the Nasdaq Stock Market on that day. There were 269,423,460 shares of our common stock outstanding on October 31, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of our Annual Report to Stockholders for the fiscal year ended September 30, 1998 (1998 Annual Report to Stockholders) are incorporated by reference into Parts I and II.

  Portions of the definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held February 11, 1999 (1999 Proxy Statement) are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       PARAMETRIC TECHNOLOGY CORPORATION

                    FISCAL YEAR 1998 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                                  PAGE
                                                                                                  ----
PART I.
Item 1.   Business...............................................................................   3
Item 2.   Properties.............................................................................   6
Item 3.   Legal Proceedings......................................................................   7
Item 4.   Submission of Matters to a Vote of Security Holders....................................   7
Item 4A.  Executive Officers of the Registrant...................................................   7
PART II.
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters..................   8
Item 6.   Selected Financial Data................................................................   8
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..   8
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.............................   8
Item 8.   Financial Statements and Supplementary Data............................................   8
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...   8
PART III.
Item 10.  Directors and Executive Officers of the Registrant.....................................   8
Item 11.  Executive Compensation.................................................................   9
Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................   9
Item 13.  Certain Relationships and Related Transactions.........................................   9
PART IV.
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................   9
Signatures......................................................................................   10

                IMPORTANT RISK FACTORS REGARDING FUTURE RESULTS

  Information we provide, including information contained in this Annual Report on Form 10-K, or by our spokespersons from time to time, may contain forward-looking statements about projected financial performance, market and industry segment growth, product development, and commercialization, or other aspects of our future operations. These statements are based on the assumptions and expectations of our management at the time such statements are made. We caution you that our performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors, including but not limited to those discussed here, may cause our future results to differ materially from those projected in any forward-looking statement. Important information about these factors and the basis for these assumptions is contained in "Important Risk Factors Affecting Results" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1998 Annual Report to Stockholders, which section is filed as part of Exhibit 13.1 herewith and incorporated herein by reference.

                                    PART I

ITEM 1: BUSINESS

                                    GENERAL

  Parametric Technology Corporation (PTC), incorporated in Massachusetts in 1985, develops, markets, and supports a comprehensive suite of integrated product development and information management software. Our mechanical design automation product family automates product development from conceptual design through production. Our enterprise information management solutions accelerate the flow of product data from engineering to other critical areas of an enterprise. Our solutions are complemented by the strength and experience of our professional services organization, which provides training, consulting, and support to customers worldwide.

                           MERGERS AND ACQUISITIONS

  In January 1998, we merged with Computervision Corporation, a leading provider of product design and development software and services, by issuing
11.6 million shares of our common stock in exchange for all of the outstanding common stock of Computervision. The merger is intended to qualify as a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, we have restated our consolidated financial statements to include the accounts and operations of Computervision for all years presented in this Annual Report on Form 10-K. Unless otherwise indicated, this discussion and the consolidated financial statements and notes to consolidated financial statements (Notes) reflect that restatement.

  The Computervision merger strengthened our customer base, particularly in the automotive, aerospace, and shipbuilding industries, and broadened our strategic business relationships with companies such as Airbus Industrie, BMW Rolls-Royce, Fiat, General Electric, Lockheed Martin, Raytheon, and Rolls-Royce Aerospace. The Computervision merger also provided an opportunity for us to expand our data management technology and infrastructure, and added depth and experience to our worldwide professional services organization.

  In June 1998, we acquired ICEM Technologies, a division of Control Data Systems, Inc., for approximately $41 million in cash. Headquartered in Frankfurt, Germany, ICEM provides advanced surfacing and reverse engineering software tools used by body and styling engineers in the automotive and aerospace industries. We accounted for the acquisition as a purchase, and we included the operating results of ICEM in our results from the date of its acquisition.

  In October 1998, we acquired all of the outstanding stock of InPart Design, Inc. by issuing 2.4 million shares of common stock. InPart, located in Saratoga, CA, provides a comprehensive library of standard mechanical parts over the Internet that helps manufacturers improve product development cycles and reduce component expenses. Because we share InPart's vision regarding the future of Web-based enterprise applications, the acquisition provided us an opportunity to strengthen our development and technical expertise in this area. We will account for the acquisition as a purchase.

                             PRODUCTS AND SERVICES

  Mechanical CAD/CAM/CAE (computer-aided design, manufacturing and engineering) software solutions encompass a broad spectrum of engineering disciplines essential to the development of virtually all manufactured products, ranging from consumer products to jet aircraft. Manufacturers compete on the basis of cost, time to market, and product performance criteria, which are significantly affected by the quality and length of the product development process. Our mechanical CAD/CAM/CAE products, including Pro/ENGINEER(R) and CADDS(R)5, and our functional simulation software, Pro/MECHANICA(R), offer high-performance, fully integrated solutions which enable end-users to reduce their time to market and manufacturing costs for their products and to improve product quality by easily evaluating multiple design alternatives. We believe that our mechanical design automation solutions offer better price/performance, greater functionality, and more complete integration of multiple engineering disciplines than other available mechanical CAD/CAM/CAE products.

  The newest member of the Pro/ENGINEER family, Pro/DESKTOP(TM), is an entry level, Windows(R)-native product development tool. Pro/DESKTOP offers an easily accessible, innovative design system that, integrated with Pro/ENGINEER, provides customers a completely scalable, interoperable suite of associative design solutions that meet the needs of users throughout the product development continuum. This cross-organization suite gives our customers the unique ability to engage a broader range of participants in the product development process and to extend the use of their product information assets throughout the enterprise.

  Through our acquisition of ICEM Technologies, we have added a premier Class A surface modeling product, ICEM Surf(TM), to our mechanical design automation solutions. ICEM Surf is used in the automotive industry by nearly all major manufacturers for modeling of high-quality, Class A surfaces as well as in the industrial design, tool design, and consumer product markets.

  In June 1998, we announced that our information management products, Pro/INTRALINK(R) and Optegra(R), would be complemented by Windchill(TM), our new product and process management solution. Windchill uses a unique, Web-centric approach to solving today's mission-critical product and process management challenges. By capitalizing on the inherent benefits of the Web manageability, usability, and low cost implementation Windchill offers customers a significant advantage in their efforts to improve their product differentiation and organizational effectiveness. Windchill delivers a common infrastructure that helps companies achieve sustained competitive advantage through more effective product life cycle management. The Windchill product currently comprises Windchill Foundation(TM), an information framework with a consistent architecture that includes document management, life cycle management, workflow, and vaulting capabilities; Windchill PDM(TM), which includes applications that address product structure, alternate views, and change management; and Windchill Information Modeler(TM), an information modeling and development environment.

  As a result of our acquisition of InPart Design, Inc., we now offer DesignSuite(TM), an Internet-based library of three dimensional CAD parts. DesignSuite contains two and three dimensional geometry, technical specifications, and component selection software that allows mechanical engineers to download more than 250,000 certified part designs via the Internet, saving valuable time and expense.

  The technology solutions offered by our mechanical design and information management products are enhanced by our professional services organization
(PSO), which is committed to providing the expertise to meet the implementation, education, and technical support requirements of every type of company and user--in eight major support centers and more than 50 educational facilities worldwide. From developing Pro/ENGINEER deployment plans, to creating customized training courses, to implementing Web-based, enterprise-wide, product information systems, our PSO works with customers to accelerate their migration to a more efficient, collaborative development environment.

                              PRODUCT DEVELOPMENT

  The mechanical CAD/CAM/CAE industry is characterized by rapid technological advances. Our ability to develop new products rapidly is facilitated by the modular structure of our software code, which enables functional capabilities used in existing products to be accessed and utilized by new software modules, thereby reducing the amount of new code required to develop additional products. The major benefit of this approach is rapid development of new functionality. Our Windchill product line expands the breadth of our offerings into enterprise product information and process management. This developing industry is characterized by new technologies, including Internet-centric, Java-based, object-oriented software. The Windchill product depends upon these new technologies as well as certain third-party technologies.

  We work closely with our customers to define improvements and enhancements to be integrated into our products. Using this approach, customers become involved in the product design process to validate feasibility and to influence functionality early in the product's life-cycle. In addition, our Cooperative Software Program (CSP) provides the mechanism and environment to facilitate the integration of complementary products with our product lines. Through our open software toolkit, CSP members can build tightly integrated solutions that satisfy the various requirements of our customers.

  Our research and development expenses were $79.6 million in fiscal 1996, $93.3 million in fiscal 1997, and $93.4 million in fiscal 1998.

                              SALES AND MARKETING

  We derived most of our revenue from products distributed directly to our end-user customers with the remainder offered through third-party distributors. No single customer accounted for more than 10% of our revenue in any of the last three fiscal years.

  In the fourth quarter of 1998, we initiated a worldwide reorganization of our sales force and PSO. This initiative, which was implemented in October 1998, was designed to refocus our sales and services organizations on major accounts, primary accounts, and Windchill accounts. As part of this initiative, we signed a multi-year agreement with Rand A Technology Corporation (Rand) to become the master distributor of our core products to small businesses. This agreement gives Rand the rights to distribute certain CAD/CAM/CAE products and their related maintenance services to the small business segment throughout North America and Europe.

  In August 1998, we repackaged and repriced our core Pro/ENGINEER product line. We now offer a base package called Pro/ENGINEER-Foundation which can be augmented with up to 24 functionally defined extensions to accommodate a full range of process automation and complexity requirements from an individual user to an entire enterprise.

  Information about our foreign and domestic operations and export sales, and the risks thereof, may be found in Note M and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 1998 Annual Report to Stockholders, included in Exhibit
13.1 to this Annual Report on Form 10-K and incorporated herein by reference.

                                  COMPETITION

  There are an increasing number of competitive mechanical CAD/CAM/CAE products. We compete most directly with products developed by Dassault and marketed by Dassault and IBM, products marketed by Unigraphics Solutions, and products developed and marketed by Structural Dynamics Research Corporation. Our Windchill product line expands the breadth of our offerings into enterprise product information and process management. We are a relatively new entrant into this area and may be competing with more mature products that may have an established customer base as well as greater functionality.

                              PROPRIETARY RIGHTS

  Our software products are proprietary to PTC. We protect our intellectual property rights by relying on copyrights, trademarks, patents, and common law safeguards, including trade secret protection, as well as restrictions on disclosures and transferability contained in our agreements with other parties. Despite these measures, there can be no assurance that the laws of all relevant jurisdictions will afford the same protections to our products and intellectual property as the laws of the United States. The software industry is characterized by frequent litigation regarding copyright, patent, and other intellectual property rights. While we have not, to date, had any significant claims of this type asserted against us, there can be no assurance that someone will not assert such claims against us with respect to existing or future products or that, if asserted, we would prevail in such claims. In the event a lawsuit of this type is filed, it could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not we ultimately prevail.

  We believe that, due to the rapid pace of innovation within our industry, factors such as the technological and creative skills of our personnel are more important to establishing and maintaining a technology leadership position within the industry than are the various legal protections surrounding our technology. We believe that our products and technology do not infringe any existing proprietary rights of others, although there can be no assurance that third parties will not assert infringement claims in the future.

  Parametric Technology Corporation, Pro/ENGINEER, Pro/MECHANICA, Pro/INTRALINK, CADDS, and Optegra are registered trademarks of PTC or our subsidiaries in the United States and/or other countries. Parametric Technology, PTC, the PTC logo, and all product names in the PTC product family are trademarks of PTC or our subsidiaries in the United States and other countries. All other companies and products referenced herein have trademarks or registered trademarks of their respective holders.

                                    BACKLOG

  We generally ship our products within 30 days after acceptance of a customer purchase order and execution of a software license agreement. Accordingly, we do not believe that our backlog at any particular point in time is indicative of future sales levels.

                                   EMPLOYEES

  As of September 30, 1998, we had 4,911 employees, including 2,440 in sales, marketing, and support activities; 1,078 in customer support, training, and consulting; 435 in management, finance, and administration; and 958 in product development. Of these employees, 2,280 were located throughout the United States and 2,631 were located in foreign countries.

ITEM 2: PROPERTIES

  Our executive offices are located in approximately 302,000 square feet of office space in Waltham, Massachusetts. We also lease 229 offices in the United States and internationally through our foreign subsidiaries, predominately as sales and/or support offices and for development work. Of our total 2,146,000 square feet of leased facilities, 1,387,000 are located in the U.S. and 759,000 are located outside the U.S. Several of our leased facilities were acquired in our merger with Computervision, including 696,000 square feet of office space in Bedford, Massachusetts. Of the leased facilities acquired in the Computervision merger, approximately 273,000 square feet are vacant. As described in Notes B and H, certain of these facilities have been included in our restructuring provision. We are seeking alternate uses for such facilities including subleasing and early lease terminations. We believe that our facilities are adequate for our present needs, but will continue to evaluate the need for additional space as the requirements of our business change.

ITEM 3: LEGAL PROCEEDINGS

  Certain class action lawsuits were filed in the fourth quarter of fiscal 1998 against us and certain of our current and former officers and directors in the U.S. District Court in Massachusetts claiming violations of the federal securities laws based on alleged misrepresentations regarding our anticipated revenue and earnings for the third quarter of fiscal 1998. These actions seek unspecified damages. We believe the claims are without merit, and we intend to defend them vigorously. We cannot predict the ultimate resolution of these actions at this time, and there can be no assurance that the litigation will not have a material adverse impact on our financial condition or results of operations.

  We are also subject to various legal proceedings and claims that arise in the ordinary course of business. We currently believe that resolving these matters will not have a material adverse impact on our financial condition or our results of operations.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the last quarter of fiscal 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers are:

   NAME                     AGE                             POSITION
   ----                     ---                             --------
   Steven C. Walske........ 46  Chairman of the Board of Directors and Chief Executive Officer
   C. Richard Harrison..... 43  President and Chief Operating Officer
   Edwin J. Gillis......... 50  Executive Vice President, Chief Financial Officer, and Treasurer
   James P. Baum........... 34  Executive Vice President, Engineering, Research & Development
   Barry F. Cohen.......... 54  Executive Vice President, Marketing
   Francis J. Cusick....... 43  Senior Vice President, Finance
   David R. Friedman....... 37  Vice President, General Counsel, and Clerk
   James F. Kelliher....... 39  Senior Vice President, Business Development

  Mr. Walske has been Chairman of the Board of Directors since August 1994 and Chief Executive Officer and a director since he joined PTC in December 1986. Mr. Walske was President of PTC from December 1986 to August 1994.

  Mr. Harrison has been President, Chief Operating Officer, and a director since August 1994. Mr. Harrison had served as Senior Vice President of Sales and Distribution from September 1991 until August 1994.

  Mr. Gillis has been Executive Vice President since October 1996 and Chief Financial Officer and Treasurer since October 1995. Mr. Gillis had served as Senior Vice President of Finance and Administration from October 1995 to September 1996. Prior to joining PTC, Mr. Gillis was Senior Vice President of Finance and Operations and Chief Financial Officer at Lotus Development Corporation from August 1991 until September 1995.

  Mr. Baum has been Executive Vice President, Engineering, Research & Development since October 1998. Mr. Baum had served as Senior Vice President, Product Development from February 1998 to September 1998, Senior Vice President, Information Technology and Manufacturing Applications from May 1997 to January 1998, Senior Vice President, Product Marketing from December 1996 to April 1997, Vice President, Technical Marketing from October 1995 to November 1996, and Director of Design/Manufacturing Applications from May 1993 to September 1995.

  Mr. Cohen has been Executive Vice President, Marketing since January 1998. Prior to joining PTC, Mr. Cohen was Senior Vice President, Human Development and Organizational Productivity at Computervision Corporation from November 1993 to January 1998.

  Mr. Cusick has been Senior Vice President of Finance since November 1998. Prior to joining PTC, Mr. Cusick was Divisional Finance Director at Ascend Communications, Inc. from July 1997 to September 1998 and Corporate Controller at Cascade Communications Corp. from April 1994 to June 1997.

  Mr. Friedman has served as Vice President, General Counsel, and Clerk since October 1998. Prior to that, Mr. Friedman served as Associate Corporate Counsel from September 1996 to September 1998. Prior to joining PTC, Mr. Friedman was a Partner at the law firm of Palmer and Dodge LLP from January 1994 to August 1996.

  Mr. Kelliher has been Senior Vice President of Business Development since November 1998. Mr. Kelliher had served as Senior Vice President of Finance from June 1997 to October 1998, Vice President of Finance from December 1994 until June 1997, Director of Corporate Finance from November 1994 to December 1994, and Chief Financial Officer of Europe from May 1993 to November 1994.

                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Information with respect to this item may be found in the sections captioned "Quarterly Financial Information" and "Supplemental Financial Information" appearing in our 1998 Annual Report to Stockholders. Such information is filed as part of Exhibit 13.1 herewith and incorporated herein by reference.

ITEM 6: SELECTED FINANCIAL DATA

  Information with respect to this item may be found in the section captioned "Five Year Summary of Selected Financial Data" appearing in our 1998 Annual Report to Stockholders. Such information is filed as part of Exhibit 13.1 herewith and incorporated herein by reference.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Information with respect to this item may be found in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in our 1998 Annual Report to Stockholders. Such information is filed as part of Exhibit 13.1 herewith and incorporated herein by reference.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Information with respect to this item may be found in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in our 1998 Annual Report to Stockholders. Such information is filed as part of Exhibit 13.1 herewith and incorporated herein by reference.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Information with respect to this item may be found in the consolidated financial statements and the sections captioned "Notes to Consolidated Financial Statements," "Report of Independent Accountants," and "Quarterly Financial Information" appearing in our 1998 Annual Report to Stockholders. Such information is filed as part of Exhibit 13.1 herewith and incorporated herein by reference.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information with respect to our directors may be found in the section captioned "Election of Directors" appearing in our 1999 Proxy Statement. Such information is incorporated herein by reference. Information with respect to our Executive Officers may be found under the section captioned "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

ITEM 11: EXECUTIVE COMPENSATION

  Information with respect to this item may be found in the sections captioned "Director Compensation" and "Compensation of Executive Officers" appearing in our 1999 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information with respect to this item may be found in the section captioned "Principal Stockholders" appearing in our 1999 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information with respect to this item may be found under the headings "Certain Business Relationships" and "Compensation Committee Interlocks and Insider Participation" in the section captioned "Compensation of Executive Officers" appearing in our 1999 Proxy Statement. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents Filed as Part of Form 10-K

  1. Financial Statements

    --Consolidated Balance Sheets as of September 30, 1997 and 1998* --Consolidated Statements of Income for the years ended September 30,
      1996, 1997, and 1998*
    --Consolidated Statements of Cash Flows for the years ended September
      30, 1996, 1997, and 1998*
    --Consolidated Statements of Stockholders' Equity for the years ended
      September 30, 1996, 1997, and 1998*
    --Notes to Consolidated Financial Statements*
    --Reports of Independent Accountants for the years ended September 30, 1996**, 1997, and 1998*.

  2. Financial Statement Schedules

    --Reports of Independent Accountants for the years ended September 30,
      1996**, 1997, and 1998
    --Schedule II--Valuation and Qualifying Accounts
    --Schedules other than the one listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

  3. Exhibits

    --As part of this Annual Report on Form 10-K, we hereby file and incorporate by reference the Exhibits listed in the Exhibit Index immediately preceding such Exhibits.

(b) Reports on Form 8-K

  None.

(c)  Exhibits

    As part of this Annual Report on Form 10-K, we hereby file the Exhibits listed in the Exhibit Index immediately preceding such Exhibits.

(d) Financial Statement Schedules

    As part of this Annual Report on Form 10-K, we hereby file the financial statement schedule listed in Item 14(a)2 above.
--------
 * Referenced information is contained in our 1998 Annual Report to Stockholders, filed as part of Exhibit 13.1 herewith and incorporated herein by reference.
** Report of Arthur Andersen LLP for Computervision Corporation for the year ended December 31, 1996 is filed herewith.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THE 28TH DAY OF DECEMBER, 1998.

                                          PARAMETRIC TECHNOLOGY CORPORATION

                                                    /s/ Steven C. Walske
                                          By: _________________________________
                                                      STEVEN C. WALSKE
                                                CHAIRMAN AND CHIEF EXECUTIVE
                                                          OFFICER

                               POWER OF ATTORNEY

  We, the undersigned officers and directors of Parametric Technology Corporation, hereby severally constitute Edwin J. Gillis and David R. Friedman, Esq., and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below any and all subsequent amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact may do or cause to be done by virtue hereof.

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED BELOW.

              SIGNATURE                          TITLE                   DATE
              ---------                          -----                   ----

(i) Principal Executive Officer:
         /s/ Steven C. Walske          Chairman and Chief          December 28, 1998
______________________________________  Executive Officer
           STEVEN C. WALSKE

(ii) Principal Financial and Account-
 ing Officer:
         /s/ Edwin J. Gillis           Executive Vice President,   December 28, 1998
______________________________________  Chief Financial Officer,
           EDWIN J. GILLIS              and Treasurer

(iii) Board of Directors:
         /s/ Steven C. Walske          Director                    December 28, 1998
______________________________________
           STEVEN C. WALSKE

       /s/ C. Richard Harrison         Director                    December 20, 1998
______________________________________
         C. RICHARD HARRISON

        /s/ Robert N. Goldman          Director                    December 19, 1998
______________________________________
          ROBERT N. GOLDMAN

        /s/ Donald K. Grierson         Director                    December 19, 1998
______________________________________
          DONALD K. GRIERSON


        /s/ Oscar B. Marx, III         Director                    December 19, 1998
______________________________________
          OSCAR B. MARX, III

        /s/ Michael E. Porter          Director                    December 19, 1998
______________________________________
          MICHAEL E. PORTER

        /s/ Noel G. Posternak          Director                    December 18, 1998
______________________________________
          NOEL G. POSTERNAK


                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER
 -------
  2.1    --Agreement and Plan of Reorganization dated as of November 3, 1997 by and among PTC, PTC Acquisition Corporation, and Computervision
          Corporation (filed as Exhibit 2.1 to our Current Report on Form 8-K dated November 4, 1997 and incorporated herein by reference).
  3.1(a) --Restated Articles of Organization of PTC (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March
          30, 1996 and incorporated herein by reference).
  3.1(b) --Articles of Amendment to Restated Articles of Organization (filed as
          Exhibit 4.1(b) to PTC's Registration Statement on Form S-8
          (Registration No. 333-22169) and incorporated herein by reference).
  3.2    --By-Laws, as amended and restated, of PTC (filed as Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended September
          30, 1996 and incorporated herein by reference).
 10.1*   --Parametric Technology Corporation 1997 Incentive Stock Option Plan
          (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the
          fiscal quarter ended March 29, 1997 and incorporated herein by reference).
 10.2*   --Parametric Technology Corporation 1987 Incentive Stock Option Plan
          of PTC, as amended (filed as Exhibit 10.2 to our Annual Report on
          Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference).
 10.3    --Lease dated May 22, 1987 by and between PTC and the Trustees of 128
          Technology Trust (filed as Exhibit 10.4 to PTC's Registration
          Statement on Form S-1 (Registration No. 33-31620) and incorporated herein by reference).
 10.4*   --Employment Letter with Steven C. Walske dated October 17, 1986
          (filed as Exhibit 10.12 to our Company's Registration Statement on
          Form S-1 (Registration No. 33-31620) and incorporated herein by reference).
 10.5*   --Amended and Restated Severance Agreement with Steven C. Walske dated
          February 13, 1997 (filed as Exhibit 10.2 to our Quarterly Report on
          Form 10-Q for the fiscal quarter ended March 29, 1997 and
          incorporated herein by reference).
 10.6    --Lease Amendment No. 1 dated March 10, 1988 by and between PTC and the Trustees of 128 Technology Trust; filed herewith.
 10.7    --Lease Amendment No. 2 dated November 9, 1988 by and between PTC and the Trustees of 128 Technology Trust; filed herewith.
 10.8    --Lease Amendment No. 3 dated November 8, 1989 by and between PTC and the Trustees of 128 Technology Trust (filed as Exhibit 10.8 to our
          Annual Report on Form 10-K for the fiscal year ended September 30,
          1996 and incorporated herein by reference).
 10.9    --Lease Amendment No. 4 dated January 21, 1991 by and between PTC and the Trustees of 128 Technology Trust (filed as Exhibit 10.7 to our
          Annual Report on Form 10-K for the fiscal year ended September 30,
          1997 and incorporated herein by reference).
 10.10*  --Parametric Technology Corporation 1992 Director Stock Option Plan,
          as amended (filed as Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference).
 10.11   --Lease Amendment No. 5 dated March 6, 1992 by and between PTC and the
          Trustees of 128 Technology Trust (filed as Exhibit 10.18 to our
          Annual Report on Form 10-K for the fiscal year ended September 30,
          1992 and incorporated herein by reference).
 10.12   --Lease Amendment No. 5A dated November 18, 1992 by and between PTC and the Trustees of 128 Technology Trust (filed as Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended September
          30, 1992 and incorporated herein by reference).

 EXHIBIT
 NUMBER
 -------
 10.13   --Lease Amendment No. 6 dated June 8, 1993 by and between PTC and the
          Trustees of 128 Technology Trust (filed as Exhibit 10.21 to the
          Annual Report on Form 10-K for the fiscal year ended September 30,
          1993 and incorporated herein by reference).
 10.14*  --Severance Agreement with Barry F. Cohen dated February 1, 1998
          (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the
          fiscal quarter ended April 4, 1998 and incorporated herein by reference).
 10.15*  --Amended and Restated Severance Agreement with C. Richard Harrison dated February 13, 1997 (filed as Exhibit 10.3 to our Quarterly
          Report on Form 10-Q for the fiscal quarter ended March 29, 1997 and incorporated herein by reference).
 10.16   --Lease Amendment No. 7 dated April 14, 1994 by and between PTC and the Trustees of 128 Technology Trust (filed as Exhibit 10.22 to our
          Annual Report on Form 10-K for the fiscal year ended September 30,
          1994 and incorporated herein by reference).
 10.17   --Lease Amendment No. 8 dated July 19, 1995 by and between PTC and the
          Trustees of 128 Technology Trust (filed as Exhibit 10.23 to our
          Annual Report on Form 10-K for the fiscal year ended September 30,
          1995 and incorporated herein by reference).
 10.18*  --Amended and Restated Severance Agreement with Edwin J. Gillis dated
          February 13, 1997 (filed as Exhibit 10. 4 to our Quarterly Report on
          Form 10-Q for the fiscal quarter ended March 29, 1997 and
          incorporated herein by reference).
 10.19*  --Parametric Technology Corporation 1996 Directors Stock Option Plan,
          as amended (filed as Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference).
 10.20   --Lease Amendment No. 9 dated January 23, 1996 by and between PTC and the Trustees of 128 Technology Trust; filed herewith.
 10.21*  --Consulting Agreement with Michael E. Porter dated November 17, 1995,
          (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the
          fiscal quarter ended June 28, 1997 and incorporated herein by reference).
 10.22*  --Amendment #1 to Consulting Agreement with Michael E. Porter dated
          May 15, 1997 (filed as Exhibit 10.4 to our Quarterly Report on Form
          10-Q for the fiscal quarter ended June 28, 1997 and incorporated herein by reference).
 10.23*  --Amendment #2 to Consulting Agreement with Michael E. Porter dated
          January 6, 1998 (filed as Exhibit 10.1 to our Quarterly Report on
          Form 10-Q for the fiscal quarter ended April 4, 1998 and incorporated herein by reference).
 10.24*  --Amendment #3 to Consulting Agreement with Michael E. Porter dated
          July 20, 1998; filed herewith.
 10.25   --Lease Amendment No. 10 dated May 10, 1996 by and between PTC and the
          Trustees of 128 Technology Trust; filed herewith.
 10.26   --Lease Amendment No. 11 dated January 24, 1997 by and between PTC and the Trustees of 128 Technology Trust; filed herewith.
 10.27*  --Computervision Corporation 1992 Stock Option Plan as amended
          September 15, 1994, April 18, 1995 and December 5, 1996 (filed as
          Exhibit 10.3 to the Annual Report on Form 10-K of Computervision
          Corporation for the fiscal year ended December 31, 1996 (File No. 1-
          7760/0-20290) and incorporated herein by reference).
 10.28   --Amended and Restated Lease Agreement dated as of January 1, 1995 between United Trust Fund Limited Partnership and (filed as Exhibit
          10.20 to the Annual Report on Form 10-K of Computervision Corporation
          for the fiscal year ended December 31, 1995 and incorporated herein by reference).

 EXHIBIT
 NUMBER
 -------
  13.1   --Parametric Technology Corporation Annual Report to Stockholders for
          the fiscal year ended September 30, 1998 (which is not deemed to be
          "filed" except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K); filed herewith.
  21.1   --Subsidiaries of PTC; filed herewith.
  23.1   --Report of PricewaterhouseCoopers LLP; filed herewith.
  23.2   --Consent of PricewaterhouseCoopers LLP; filed herewith.
  23.3   --Report of Arthur Andersen LLP; filed herewith.
  23.4   --Consent of Arthur Andersen LLP; filed herewith.
  27.1   --Financial Data Schedule for the year ended September 30, 1998; filed herewith.
  27.2   --Restated Financial Data Schedule for the years ended September 30,
          1996 and 1997; filed herewith.
  27.3   --Restated Financial Data Schedule for the quarters ended December 28,
          1996 and January 3, 1998; filed herewith.

--------
* Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of PTC participates.

                                                                     SCHEDULE II
                       PARAMETRIC TECHNOLOGY CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Column A                   Column B        Column C           Column D    Column E
                                           Additions
                                     ---------------------
                                                                          Balance
                          Balance at Charged to Charged to                 at end
                          beginning  costs and    other                      of
Description               of period   expenses   accounts  Deductions (1)  period
----------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 30,
1998
Allowance for doubtful
accounts                    $5,887     7,322         -         (5,525)     $7,684
YEAR ENDED SEPTEMBER 30,
1997
Allowance for doubtful
accounts                    $5,839     1,433         -         (1,385)     $5,887
YEAR ENDED SEPTEMBER 30,
1996
Allowance for doubtful
accounts                    $6,356     1,616         -         (2,133)     $5,839

(1) Uncollectible accounts written off, net of recoveries.