Form 10-Q
period 1999-01-02
PARAMETRIC TECHNOLOGY CORP
filed 1999-02-10
CIK 857005

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                               ----------------
                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: January 2, 1999

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  There were 267,378,673 shares of our common stock outstanding on January 2, 1999.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       PARAMETRIC TECHNOLOGY CORPORATION

                               INDEX TO FORM 10-Q

                     For the Quarter Ended January 2, 1999

                                                                          Page
                                                                         Number
                                                                         ------
 Cover..................................................................    i
 Index..................................................................   ii
 PART I--FINANCIAL INFORMATION
 Item 1. Financial Statements
         Consolidated Balance Sheets as of September 30, 1998 and
         January 2, 1999...............................................     1
         Consolidated Statements of Income for the three months ended
         January 3, 1998 and January 2, 1999...........................     2
         Consolidated Statements of Cash Flows for the three months
         ended January 3, 1998 and January 2, 1999.....................     3
         Notes to the Consolidated Financial Statements................     4
 Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................     7
 Item 3. Quantitative and Qualitative Disclosures About Market Risk....    14
 PART II--OTHER INFORMATION
 Item 1. Legal Proceedings.............................................    14
 Item 2. Changes in Securities and Use of Proceeds.....................    14
 Item 5. Other Information.............................................    14
 Item 6. Exhibits and Reports on Form 8-K..............................    15
 Signature..............................................................   15

                         PART I--FINANCIAL INFORMATION

                       PARAMETRIC TECHNOLOGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                     September 30, January 2,
                                                         1998         1999
                                                     ------------- -----------
                       ASSETS
Current assets:
  Cash and cash equivalents.........................  $   205,971  $   196,804
  Short-term investments............................      131,405      133,650
  Accounts receivable, net..........................      189,275      195,740
  Other current assets..............................       67,130       76,653
                                                      -----------  -----------
    Total current assets............................      593,781      602,847
Marketable investments..............................       88,807       69,642
Property and equipment, net.........................       62,241       64,375
Other assets........................................       88,011      123,980
                                                      -----------  -----------
    Total assets....................................  $   832,840  $   860,844
                                                      ===========  ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................  $    34,520  $    33,009
  Accrued expenses..................................       92,742       74,739
  Accrued compensation and severance................       81,856       73,747
  Deferred revenue..................................      145,376      153,150
  Income taxes......................................       65,048       82,233
                                                      -----------  -----------
    Total current liabilities.......................      419,542      416,878
Other liabilities...................................       54,081       52,760
Deferred income taxes...............................       31,780       31,788
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000 shares au-
   thorized; none issued............................          --           --
  Common stock, $0.01 par value; 350,000 shares au-
   thorized; 272,277
  shares issued for both periods....................        2,723        2,723
  Additional paid-in capital........................    1,528,647    1,535,459
  Treasury stock, at cost, 4,135 and 4,898 shares...      (43,134)     (66,949)
  Accumulated deficit...............................   (1,157,628)  (1,111,380)
  Accumulated other comprehensive loss (Note 4).....       (3,171)        (435)
                                                      -----------  -----------
    Total stockholders' equity......................      327,437      359,418
                                                      -----------  -----------
    Total liabilities and stockholders' equity......  $   832,840  $   860,844
                                                      ===========  ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                       PARAMETRIC TECHNOLOGY CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)

                                                           Three months ended
                                                          ----------------------
                                                          January 3,  January 2,
                                                             1998        1999
                                                          ----------  ----------
Revenue:
  License................................................ $ 158,258   $ 136,080
  Service................................................   100,610     114,037
                                                          ---------   ---------
      Total revenue......................................   258,868     250,117
                                                          ---------   ---------
Cost of revenue:
  License................................................     4,803       4,489
  Service................................................    36,603      42,122
                                                          ---------   ---------
      Total cost of revenue..............................    41,406      46,611
                                                          ---------   ---------
Gross profit.............................................   217,462     203,506
                                                          ---------   ---------
Operating expenses:
  Sales and marketing....................................    96,206      96,112
  Research and development...............................    25,279      29,173
  General and administrative.............................    15,454      16,564
  Amortization of intangible assets......................       395       1,731
  Acquisition and nonrecurring charges (Note 2)..........       --       13,829
                                                          ---------   ---------
      Total operating expenses...........................   137,334     157,409
                                                          ---------   ---------
Operating income.........................................    80,128      46,097
Other income (expense), net..............................    (5,878)      1,944
                                                          ---------   ---------
Income before income taxes...............................    74,250      48,041
Provision for income taxes...............................    32,117      18,050
                                                          ---------   ---------
Net income............................................... $  42,133   $  29,991
                                                          =========   =========
Earning per share (Note 3):
  Basic.................................................. $    0.16   $    0.11
  Diluted................................................ $    0.15   $    0.11



   The accompanying notes are an integral part of the consolidated financial statements.

                       PARAMETRIC TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                          Three months ended
                                                          --------------------
                                                           January    January
                                                           3, 1998    2, 1999
                                                          ---------  ---------
Cash flows from operating activities:
  Net income............................................. $  42,133  $  29,991
  Adjustments to reconcile net income to net cash flows
   from operating activities:
    Depreciation and amortization........................     6,864     12,283
    Deferred income taxes................................     1,020        --
    Charge for purchased in-process research and
     development.........................................       --      10,600
    Changes in assets and liabilities which provided
     (used) cash, net of effects of purchased businesses:
      Accounts receivable................................    (4,834)    (8,291)
      Accounts payable and accrued expenses..............       861    (18,997)
      Accrued compensation and severance.................   (15,067)    (8,218)
      Deferred revenue...................................     8,854      7,208
      Income taxes.......................................     7,760     17,193
      Other current assets...............................   (20,710)    (4,099)
      Other noncurrent assets and liabilities............     9,585     (6,823)
                                                          ---------  ---------
Net cash provided by operating activities................    36,466     30,847
                                                          ---------  ---------
Cash flows from investing activities:
  Additions to property and equipment....................    (5,652)    (8,536)
  Changes in other assets................................       302     (2,440)
  Purchases of investments...............................   (89,556)   (11,705)
  Proceeds from sales and maturities of investments......   128,572     24,993
                                                          ---------  ---------
Net cash provided by investing activities................    33,666      2,312
                                                          ---------  ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock.................    13,377      4,493
  Purchases of treasury stock............................       --     (49,963)
  Repayment of long-term obligations.....................       (11)       --
                                                          ---------  ---------
Net cash provided (used) by financing activities.........    13,366    (45,470)
                                                          ---------  ---------
Elimination of net cash activity of acquired company for
 the three months ended December 31, 1997................    11,567        --
Effect of exchange rate changes on cash .................   (1,685)      3,144
                                                          ---------  ---------
Net increase (decrease) in cash and cash equivalents.....    93,380     (9,167)
Cash and cash equivalents, beginning of period...........   168,609    205,971
                                                          ---------  ---------
Cash and cash equivalents, end of period................. $ 261,989  $ 196,804
                                                          =========  =========

   The accompanying notes are an integral part of the consolidated financial statements.

                       PARAMETRIC TECHNOLOGY CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Parametric Technology Corporation and its wholly owned subsidiaries and have been prepared by us in accordance with generally accepted accounting principles. Our fiscal year end is September 30. Certain reclassifications have been made to the prior year's statements to conform with the fiscal 1999 presentation. The year end consolidated balance sheet was derived from our audited financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of our financial position, results of operations, and cash flows at the dates and for the periods indicated. While we believe that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

The results of operations for the three month period ended January 2, 1999 are not necessarily indicative of the results expected for the remainder of the fiscal year. The results of operations and cash flows for the three month period ended January 3, 1998 have been restated to reflect the merger with Computervision Corporation in January 1998, which was accounted for as a pooling of interests.

2. ACQUISITION AND NONRECURRING CHARGES

InPart. In October 1998, we acquired all of the outstanding stock of InPart Design, Inc. (InPart) by issuing 2.0 million shares of our common stock. In addition, we reserved 386,000 shares of common stock for outstanding InPart options assumed. Based upon certain conditions, we may be obligated to issue additional shares in September 1999. InPart is the developer of DesignSuiteTM, a Web-based repository of 3D mechanical component data, as well as the developer of enterprise software applications focused on Web-based component and supplier management. The acquisition was accounted for as a purchase. Accordingly, we allocated the purchase price of $38.8 million to the assets acquired and liabilities assumed based on our estimates of fair value. The fair values assigned to intangible assets acquired consisted of purchased in-process research and development (R&D), developed technology, customer lists, an assembled workforce, and trade names. The values assigned included $741,000 for net liabilities assumed, $10.6 million for purchased in-process R&D, $4.1 million for developed technology, $1.1 million for customer lists, $200,000 for an assembled workforce, and $300,000 for trade names. The excess purchase price over the amounts allocated to assets acquired and liabilities assumed was recorded as goodwill of $22.5 million. The operating results of InPart have been included in our results of operations from the date of acquisition. Our purchase of InPart did not require the presentation of pro forma information.

In the opinion of management, the purchased in-process R&D had not yet reached technological feasibility and had no alternative future use. Accordingly, we recorded a nonrecurring charge of $10.6 million during the first quarter of 1999. This charge was not deductible for income taxes. The value assigned to purchased in-process R&D, which was calculated pursuant to the Securities and Exchange Commission's recent guidance regarding in-process R&D allocations, was determined by identifying research projects for which technological feasibility had not been established. The value was determined by estimating the stage of completion of the purchased in-process R&D, estimating the resulting net cash flows from the products developed, and discounting the net cash flows back to their present value. The discount rate used included a factor that took into account the uncertainty surrounding the successful development of the purchased in-process technology. If these projects are not successfully developed, future revenue and profitability may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

Sales Force Reorganization. During the first quarter of 1999, we reorganized our sales force to provide a more focused approach to the unique product and service requirements of our customers. In connection with this

                       PARAMETRIC TECHNOLOGY CORPORATION
action, we incurred a restructuring charge of $3.2 million for the severance and termination benefits of approximately 170 people who had been terminated during the first quarter of 1999 in accordance with management's plan. Of the $3.2 million charge, $2.6 million was paid during the quarter. As of January 2, 1999, the remaining $645,000 was included in accrued compensation. We expect to pay the remaining amount during the second quarter of 1999.

3. EARNINGS PER SHARE

Basic earnings per share (EPS) is calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income by the weighted average number of shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method and other dilutive potential shares. The following table presents the calculation for both basic and diluted EPS:

                                                           Three months ended
                                                          ---------------------
                                                          January 3, January 2,
                                                             1998       1999
                                                          ---------- ----------
      (in thousands, except per share data)
      Net income.........................................  $42,133    $29,991
                                                           =======    =======
      Weighted average shares outstanding................  267,344    268,429
      Dilutive effect of employee stock options..........    7,692      4,933
      Contingently issuable shares related to InPart
       acquisition.......................................      --         418
                                                           -------    -------
      Diluted shares outstanding.........................  275,036    273,780
                                                           =======    =======
      Basic EPS..........................................  $  0.16    $  0.11
      Diluted EPS........................................  $  0.15    $  0.11

Options to purchase 14.5 million shares for the three months ended January 3, 1998 and 17.9 million shares for the three months ended January 2, 1999 were outstanding but were excluded from the computations of diluted shares outstanding because the price of the options was greater than the average market price of the common stock for the period reported.

4. COMPREHENSIVE INCOME

Effective October 1, 1998, we adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which requires presentation of the components of comprehensive income, including unrealized gains and losses on investments, foreign currency translation adjustments, and minimum pension liability adjustments. Our total comprehensive income is as follows:

                                                            Three months ended
                                                           ---------------------
                                                           January 3, January 2,
                                                              1998       1999
                                                           ---------- ----------
      (in thousands)
      Comprehensive income:
        Net income........................................  $ 42,133   $ 29,991
      Other comprehensive income (loss):
        Foreign currency translation adjustments..........    (1,485)     2,420
        Unrealized gain on investments....................       129        316
                                                            --------   --------
      Total comprehensive income..........................  $ 40,777   $ 32,727
                                                            ========   ========

                       PARAMETRIC TECHNOLOGY CORPORATION

5. NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires the reporting of operating segments, major customers, and geographic financial information. In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, Employers' Disclosure about Pensions and Other Postretirement Benefits, which enhances the disclosure requirements for pensions and other postretirement benefits. We will adopt SFAS No. 131 and SFAS No. 132 in our fiscal year ending September 30, 1999. We anticipate that the adoption of these statements will not have a material effect on our financial condition or results of operations.

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, Software Revenue Recognition, which provides guidance on applying generally accepted accounting principles on recognizing revenue in software transactions. We adopted SOP 97-2 during the quarter ended January 2, 1999. The adoption of this statement did not have a material effect on our revenue recognition policies or on our results of operations.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that all derivative instruments be recorded on the balance sheet at their fair values. Changes in the fair value of derivatives are recorded in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. We will adopt SFAS No. 133 for our fiscal year ending September 30, 2000. We anticipate that the adoption of this statement will not have a material effect on our financial condition or results of operations.

6. SUBSEQUENT EVENT

In January 1999, we announced our offer to acquire all of the outstanding capital shares of Division Group plc (Division) for approximately $46 million in cash or stock. Division, headquartered in Bristol, England, and San Diego, California, is a leading developer of product data visualization, simulation, and integration tools. We expect to complete the acquisition in our second quarter, subject to satisfaction of certain conditions including regulatory approvals and acceptance by holders of 90% of the Division shares, which condition may be waived by us if the offer is accepted by holders of a majority of Division shares. At February 1, 1999, we had purchased 22% of the Division shares and had commitments for acceptance for an additional 37% of the Division shares. The acquisition will be accounted for as a purchase. We anticipate that a portion of the purchase price will be allocated to purchased in-process R&D.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

Parametric Technology Corporation develops, markets, and supports a comprehensive suite of integrated product development and information management software. Our mechanical design automation product family automates product development, from conceptual design through production. Our enterprise information management solutions accelerate the flow of product data from engineering to other critical areas of an enterprise. Our solutions are complemented by the strength and experience of our professional services organization, which provides training, consulting, and support to customers worldwide.

Forward-Looking Statement

This Quarterly Report on Form 10-Q contains forward-looking statements that describe our anticipated financial results and growth based on our plans and assumptions. Important information about the basis for these plans and assumptions and certain factors that may cause our actual results to differ materially from these statements are discussed below and additional factors are contained in Important Risk Factors Affecting Results included in Management's Discussion and Analysis of Financial Condition and Results of Operations which is filed as part of Exhibit 13.1 to our 1998 Annual Report on Form 10-K and is incorporated herein by reference.

Results of Operations

The following is an overview of our results of operations:

 . Total revenue was $258.9 million for the first quarter of 1998 and $250.1 million for the first quarter of 1999.

 . Our year-over-year first quarter revenue declined 3%, reflecting a 14% decrease in software license revenue offset by a 13% increase in service revenue.

 . Excluding acquisition and nonrecurring charges, our net income increased 1% to $42.7 million for the first quarter of 1999.

The following table shows certain consolidated financial data as a percentage of our total revenue for the first quarter of 1998 and 1999.

                                                           Three months ended
                                                          ---------------------
                                                          January 3, January 2,
                                                             1998       1999
                                                          ---------- ----------
      Total revenue......................................    100%       100%
                                                             ---        ---
      Cost of revenue:
        License..........................................      2          2
        Service..........................................     14         17
                                                             ---        ---
      Total cost of revenue..............................     16         19
                                                             ---        ---
      Gross profit.......................................     84         81
                                                             ---        ---
      Operating expenses:
        Sales and marketing..............................     37         38
        Research and development.........................     10         12
        General and administrative.......................      6          7
        Amortization of intangible assets................     --          1
        Acquisition and nonrecurring charges.............     --          5
                                                             ---        ---
      Total operating expenses...........................     53         63
                                                             ---        ---
      Operating income...................................     31         18
                                                             ---        ---
      Other income (expense), net........................     (2)         1
                                                             ---        ---
      Income before income taxes.........................     29         19
      Provision for income taxes.........................     13          7
                                                             ---        ---
      Net income.........................................     16%        12%
                                                             ===        ===
      Excluding acquisition and nonrecurring charges:
        Operating income.................................     31%        24%
        Net income.......................................     16%        17%

REVENUE. We derived our revenue primarily from software used in the mechanical segment of the computer-aided design, manufacturing, and engineering industry. License revenue decreased 14% for the first quarter of 1999 compared to the first quarter of 1998. Among other factors, this decrease is attributable to the implementation of our sales force reorganization during the first quarter of 1999, which reduced sales productivity during the quarter, and to weaker than anticipated results in the Asia/Pacific region, particularly Japan. In addition, the average price of our software in the first quarter of 1999 decreased from the comparable 1998 period due primarily to our repricing and repackaging initiative announced in August 1998. Product unit sales increased 7% during the same period.

Our service revenue is derived from the sale of software maintenance contracts and the performance of training and consulting services, and has a lower gross profit margin than license revenue. Service revenue increased 13% for the first quarter of 1999 compared to the first quarter of 1998. This increase is primarily the result of growth in our installed customer base and increased training and consulting services performed for these customers. We expect service revenue to continue to increase in both absolute dollars and as a percentage of total revenue for the remainder of 1999.

[bar chart depicting Revenue by Type:
                      Q1 98: License - $158.3 million; Service - $100.6 million Q1 99: License - $136.1 million; Service - $114.0 million]

We derived 55% and 54% of our total revenue from sales to international customers for the first quarter of 1998 and 1999, respectively. Our 1999 first quarter revenue in both North America and Europe remained relatively flat compared to the first quarter of 1998 while revenue in the Asia/Pacific region decreased 20%, due in part to the weakness in capital spending in that region.

[bar chart depicting Revenue by Geography:
     U.S.                Q1 98 - $115.6 million; Q1 99 - $116.0 million
     Europe              Q1 98 -  $98.6 million; Q1 99 -  $98.6 million
     Asia/Pacific        Q1 98 -  $44.7 million; Q1 99 -  $35.5 million]

We remain cautious in our overall outlook for the remainder of 1999 because the impact of our various strategic initiatives, designed to provide a foundation for future growth, is uncertain. These initiatives include the repricing and repackaging of our core Pro/ENGINEER(R) product line that we undertook in the fourth quarter of 1998 and the following initiatives implemented in the first quarter of 1999: our sales force reorganization, which included our appointment of Rand A Technology Corporation as our exclusive distributor to small businesses in the U.S. and Europe; and our Windchill pilot program, which is designed to allow customers to use the Windchill technology on a test basis at a reduced price in order to promote market awareness in the enterprise information management industry. We anticipate that total revenue will remain relatively flat for the next quarter and look for growth to begin during the second half of 1999. However, the level of total revenue will be affected by the success of the initiatives outlined above, together with the factors discussed under Important Risk Factors Affecting Results included in Exhibit 13.1 to our 1998 Annual Report on Form 10-K.

COST OF REVENUE. Our cost of license revenue consists of costs associated with reproducing and distributing software and documentation, royalties, and the amortization of capitalized computer software costs. Cost of license revenue as a percent of total revenue was 2% for the first quarter of 1998 and 1999.

Our cost of service revenue includes costs associated with training and consulting personnel, such as salaries and related costs and travel, and costs related to software maintenance, including costs incurred for customer support personnel and the release of maintenance updates. The increase in our costs of service revenue resulted primarily from growth in the staffing necessary to generate and support increased worldwide service revenue and provide ongoing quality customer support to our installed base. We anticipate continued growth in both service revenue and staffing necessary to support its growth.

SALES AND MARKETING. Our sales and marketing expenses primarily include salaries, sales commissions, travel, and facility costs. These costs were flat for the first quarter of 1998 compared to the first quarter of 1999, principally due to the sales force reorganization. Total sales and marketing employees were 2,398 at January 3, 1998, 2,440 at September 30, 1998 and 2,180 at January 2, 1999. We expect our worldwide sales and marketing organization for the remainder of 1999 to remain at or below the September 30, 1998 level due to the sales force reorganization.

RESEARCH AND DEVELOPMENT. Our research and development expenses consist principally of salaries and benefits, expenses associated with product translations, costs of computer equipment used in software development, and facility expenses. Compared to the first quarter of 1998, research and development expenses increased 16% in the first quarter of 1999. This increase is primarily attributable to our continued investment in the Windchill product line and our InPart acquisition in the first quarter of 1999. We expect our investment in research and development to increase in absolute dollars in 1999.

GENERAL AND ADMINISTRATIVE. Our general and administrative expenses include costs of our corporate, finance, information technology, human resources, and administrative functions. These costs increased 7% in the first quarter of 1999 compared to the first quarter of 1998 primarily due to an increase in costs incurred related to Year 2000 compliance.

AMORTIZATION OF INTANGIBLE ASSETS. These costs include the amortization of assets acquired related to operating expenses, including goodwill, customer lists, assembled work force, and trade names. The increased amortization of $1.3 million resulted from our acquisitions of InPart and ICEM in the past year.

[bar chart depicting Operating expenses:
Sales and Marketing:                  Q1 98-$96.2 million; Q1 99-$96.1 million
Research and Development:             Q1 98-$25.3 million; Q1 99-$29.2 million
General and Administrative:           Q1 98-$15.5 million; Q1 99-$16.6 million
Amortization of Intangible Assets     Q1 98-$0.4 million; Q1 99-$1.7 million
Acquisition and Nonrecurring Charges  Q1 98-   0        ; Q1 99-$13.8 million]

ACQUISITION AND NONRECURRING CHARGES. InPart. In October 1998, we acquired all of the outstanding stock of InPart Design, Inc. (InPart) by issuing 2.0 million shares of our common stock. In addition, we reserved 386,000 shares of our common stock for outstanding InPart options assumed. InPart is the developer of DesignSuite TM, a Web-based repository of 3D mechanical component data, as well as the developer of enterprise software applications focused on Web-based component and supplier management. The acquisition was accounted for as a purchase. Accordingly, we allocated the purchase price of $38.8 million to the assets acquired and liabilities assumed based on our estimates of fair value. The fair value assigned to intangible assets acquired consisted of purchased in-process research and development (R&D), developed technology, customer lists, an assembled workforce, and trade names. The values assigned included $741,000 for net liabilities assumed, $10.6 million for purchased in-process R&D, $4.1 million for developed technology, $1.1 million for customer lists, $200,000 for an assembled workforce, and $300,000 for trade names. The excess purchase price over the amounts allocated to assets acquired and liabilities assumed was recorded as goodwill of $22.5 million. The operating results of InPart have been included in our results of operations from the date of acquisition.

In the opinion of management, the purchased in-process R&D had not yet reached technological feasibility and had no alternative future use. Accordingly, we recorded a nonrecurring charge of $10.6 million during the first quarter of 1999. This charge was not deductible for income taxes. The value assigned to purchased in-process R&D, which was calculated pursuant to the Securities and Exchange Commission's (SEC) recent guidance regarding in-process R&D allocations, was determined by identifying research projects for which technological feasibility had not been established. The value was determined by estimating the stage of completion of the purchased in-process R&D, estimating the resulting net cash flows from the products developed, and discounting the net cash flows back to their present value. The estimates were based on the following major assumptions:

 . Aggregate revenue was estimated to begin late in 1999 and to grow at a compound rate of 70%.

 . Cost of revenue for the purchased in-process technology, expressed as a percentage of revenue, was estimated to decline from 22% to 11%. These percentages were based on InPart's average historical cost of revenue and reflect future economies of scale.

 . Selling, general, and administrative expenses, as a percentage of revenue, were estimated to be 99% in 1999, reflecting an initial investment in the marketing of the in-process technology, and declining to 40% thereafter. These amounts were based on industry average historical selling, general and administrative costs.

The net cash flows also considered net working capital requirements and capital spending needs related to the purchased in-process technology. The 28% rate used to discount net cash flows for the purchased in-process technology to its present value was based on the weighted average cost of capital and took into account the uncertainty surrounding the successful development of the purchased in-process technology. If these projects are not successfully developed, future revenue and profitability may be adversely affected and the value of other intangible assets acquired may become impaired

Sales Force Reorganization. During the first quarter of 1999, we reorganized our sales force to provide a more focused approach to the unique product and service requirements of our customers. In connection with this action, we incurred a restructuring charge of $3.2 million for the severance and termination benefits of approximately 170 people who had been terminated during the first quarter of 1999 in accordance with management's plans. Of the $3.2 million charge, $2.6 million was paid during the quarter. As of January 2, 1999, the remaining $645,000 was included in accrued compensation. We expect to pay the remaining amount during the second quarter of 1999.

OTHER INCOME (EXPENSE). Our other income (expense) includes interest income, interest expense, costs of hedging contracts, the gain or loss from the translation of results for subsidiaries for which the U.S. dollar is the functional currency, and other charges incurred in connection with financing customer contracts. For the first quarter of 1998, we reported other expense of $5.9 million compared to other income of $1.9 million for the first quarter of 1999. The change is primarily due to the elimination of interest expense on debt that was paid in the second quarter of 1998.

INCOME TAXES. Our effective tax rate for the first quarter of 1998 was 43% compared with 38% for the corresponding period in 1999. The difference between our effective tax rate and the statutory federal income tax rate of 35% was due primarily to the charge for purchased in-process R&D in the first quarter of 1999 and losses of Computervision in the first quarter of 1998, neither of which were deductible for tax purposes.

EMPLOYEES. The number of worldwide employees was 4,721 at January 3, 1998 compared with 4,911 at September 30, 1998 and 4,803 at January 2, 1999. The increase over the prior year was a result of growth in our services organization and in the research and development group, primarily through acquisitions. The decrease from year end is primarily the result of the sales force reorganization during the first quarter of 1999.

Liquidity and Capital Resources

Our operating activities, the proceeds from our issuance of stock under stock plans, and existing cash and investments provided sufficient resources to fund fluctuations in our employee base, capital assets needs, stock repurchases, acquisitions, and financing needs, in the first quarter of 1998 and 1999.

As of January 2, 1999, cash and investments totaled $400.1 million, down from $426.2 million at September 30, 1998. The primary reason for the decrease in cash and investments during the quarter ending January 2, 1999 was the purchase of $50 million of treasury stock, partially offset by net cash provided by operating activities. Our investment portfolio is diversified among security types, industries, and individual issuers. Our investments are generally liquid and investment grade. The portfolio is primarily invested in short-term securities to minimize interest rate risk and to facilitate rapid deployment in the event of immediate cash needs.

Cash generated from operating activities was $36.5 million in the first quarter of 1998, compared to $30.8 million for the first quarter of 1999, net of cash expenditures for nonrecurring charges of $13.0 million in the first quarter of 1999.

In the first quarter of 1998 and 1999, we acquired $5.7 million and $8.5 million, respectively, of capital equipment consisting principally of computer equipment, software, and office equipment.

We generated net cash from financing activities during the first quarter of 1998 of $13.4 million from the issuance of common stock under our stock plans. We used net cash for financing activities during the first quarter of 1999 to purchase $50.0 million of treasury stock, offset by $4.5 million of proceeds from the issuance of common stock under our stock plans. Through January 2, 1999 we had repurchased 8.0 million of the 20.0 million shares authorized by the Board of Directors to be repurchased.

In January 1999, we announced our offer to acquire all of the outstanding capital shares of Division Group plc (Division) for approximately $46 million in cash or stock. Division, headquartered in Bristol, England, and San Diego, California, is a leading developer of product data visualization simulation, and integration tools. We expect to complete the acquisition in our second quarter, subject to satisfaction of certain conditions including regulatory approvals and acceptance by holders of 90% of the Division shares, which condition may be waived by us if the offer is accepted by holders of a majority of the Division shares. At February 1, 1999 we had purchased 22% of the Division shares and had commitments for acceptance for an additional 37% of the Division shares. The acquisition will be accounted for as a purchase. We anticipate that a portion of the purchase price will be allocated to purchased in-process R&D.

We believe that existing cash and short-term investments together with cash generated from operations and the issuance of common stock under our stock plans will be sufficient to meet our requirements for working capital, capital expenditures, and financing, including the proposed Division acquisition, through at least September 30, 1999.

New Accounting Pronouncements

In accordance with recently issued accounting pronouncements, we will be required to comply with certain changes in accounting rules and regulations. See Note 5 to the unaudited consolidated financial statements included herein.

Year 2000 Computer Systems Compliance

Concerns have been widely expressed regarding the inability of certain computer programs to process date information beyond the year 1999. These concerns focus on the impact of the Year 2000 problem on business operations and the potential costs associated with identifying and addressing the problem. We are continuing to implement our Year 2000 readiness program according to the plan described in Management's Discussion and Analysis of Financial Condition and Results of Operations included as part of Exhibit 13.1 to our 1998 Annual Report on Form 10-K and incorporated herein by reference. During the first quarter of 1999 we incurred costs of $1.0 million for our Year 2000 compliance program and we estimate that another $2.0 to $5.0 million will be required for our compliance effort.

Euro Conversion

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the euro making the euro their common legal currency. The legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the euro between January 1, 1999 and January 1, 2002 (the Transition Period). We are currently evaluating the business implications of full conversion to the euro. At this time, we do not believe that the conversion to the euro will have a material impact on our business during the Transition Period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than as disclosed in this report on Form 10-Q, there have been no significant changes in our market risk exposure as described in Management's Discussion and Analysis of Financial Condition and Results of Operations included as part of Exhibit 13.1 to our 1998 Annual Report on Form 10-K and incorporated herein by reference.

                          PART II-- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Certain class action lawsuits were filed in the fourth quarter of fiscal 1998 against us and certain of our current and former officers and directors in the U.S. District Court in Massachusetts claiming violations of the federal securities laws based on alleged misrepresentations regarding our anticipated revenue and earnings for the third quarter of fiscal 1998. These actions seek unspecified damages. We believe the claims are without merit, and we intend to defend them vigorously. We cannot predict the ultimate resolution of these actions at this time, however, there can be no assurance that the litigation will not have a material adverse impact on our financial condition or results of operations.

We are also subject to various legal proceedings and claims that arise in the ordinary course of business. We currently believe that resolving these matters will not have a material adverse impact on our financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 2, 1998, in connection with our acquisition of InPart Design, Inc., we issued 2.0 million shares of our common stock to the stockholders of InPart in exchange for all of their outstanding common stock. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because it did not involve a public offering.

ITEM 5. OTHER INFORMATION

On January 21, 1999, we announced our intention to offer cash or stock valued at approximately $46 million to acquire all of the outstanding capital shares of Division Group plc (Division). We made our formal offer through our wholly owned subsidiary in the United Kingdom on January 28, 1999. We are not making the offer in the United States. Division is a leading developer of product data visualization, simulation and integration tools. It is headquartered in Bristol, England, and San Diego, California.

We expect to complete the acquisition in our second quarter, subject to satisfaction of certain conditions including regulatory approvals and acceptance by holders of 90% of the Division shares, which condition may be waived by us if the offer is accepted by holders of a majority of the Division shares. At February 1, 1999, we had purchased 22% of the Division shares and had commitments for acceptances for an additional 37% of the Division shares. This acquisition will be accounted for as a purchase. We anticipate that a portion of the purchase price will be allocated to purchased in-process research and development.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

 27.1* Financial Data Schedule for the period ended January 2, 1999.
 99.1 Annual Report to Stockholders for the fiscal year ended September 30, 1998 (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated in this Quarterly Report on Form 10-Q) (Exhibit 13.1 to our 1998 Annual Report on Form 10-K).

--------
*  Indicates document filed herewith.

  For our documents incorporated by reference, references are to File No. 0-
18059.

(b) Reports on Form 8-K

  No reports on Form 8-K were filed during the quarter ending January 2, 1999.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          PARAMETRIC TECHNOLOGY CORPORATION

                                                    /s/ Edwin J. Gillis
                                          By___________________________________
                                                      Edwin J. Gillis
                                              Executive Vice President, Chief
                                              Financial Officer and Treasurer
                                               (Principal Financial Officer)
Date: February 9, 1999