Form 10-Q
period 1999-04-03
PARAMETRIC TECHNOLOGY CORP
filed 1999-05-18
CIK 857005

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

                 For the quarterly period ended: April 3, 1999

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  There were 270,742,007 shares of our common stock outstanding on April 3,
1999.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       PARAMETRIC TECHNOLOGY CORPORATION

                               INDEX TO FORM 10-Q

                      For the Quarter Ended April 3, 1999

                                                                           Page
                                                                          Number
                                                                          ------
 Cover..................................................................     i
 Index..................................................................    ii
 PART I--FINANCIAL INFORMATION
 Item 1. Financial Statements
         Consolidated Balance Sheets as of September 30, 1998 and April
         3, 1999.......................................................      1
         Consolidated Statements of Income for the three and six months
         ended April 4, 1998 and April 3, 1999.........................      2
         Consolidated Statements of Cash Flows for the six months ended
         April 4, 1998 and April 3, 1999...............................      3
         Notes to the Consolidated Financial Statements................      4
 Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................      7
 Item 3. Quantitative and Qualitative Disclosures About Market Risk....     14
 PART II--OTHER INFORMATION
 Item 1. Legal Proceedings.............................................     14
 Item 2. Changes in Securities and Use of Proceeds.....................     15
 Item 4. Submission of Matters to a Vote of Security Holders...........     15
 Item 6. Exhibits and Reports on Form 8-K..............................     15
 Signature..............................................................    16

                         PART I--FINANCIAL INFORMATION

                       PARAMETRIC TECHNOLOGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                     September 30,  April 3,
                                                         1998         1999
                                                     ------------- -----------
                       ASSETS
Current assets:
  Cash and cash equivalents.........................  $   205,971  $   236,264
  Short-term investments............................      131,405       87,625
  Accounts receivable, net..........................      189,275      204,991
  Other current assets..............................       67,130       73,375
                                                      -----------  -----------
    Total current assets............................      593,781      602,255
Marketable investments..............................       88,807       22,030
Property and equipment, net.........................       62,241       61,363
Goodwill and other intangible assets, net...........       16,781      163,546
Other assets........................................       71,230       81,274
                                                      -----------  -----------
    Total assets....................................  $   832,840  $   930,468
                                                      ===========  ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................  $    34,520  $    37,192
  Accrued expenses..................................       92,742       73,966
  Accrued compensation and severance................       81,856       57,403
  Deferred revenue..................................      145,376      184,122
  Income taxes......................................       65,048       60,298
                                                      -----------  -----------
    Total current liabilities.......................      419,542      412,981
Other liabilities...................................       54,081       52,062
Deferred income taxes...............................       31,780       31,688
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000 shares au-
   thorized; none issued............................          --           --
  Common stock, $0.01 par value; 350,000 shares au-
   thorized; 272,277 shares issued for both periods.        2,723        2,723
  Additional paid-in capital........................    1,528,647    1,553,753
  Treasury stock, at cost, 4,135 and 1,535 shares...      (43,134)     (22,044)
  Accumulated deficit...............................   (1,157,628)  (1,098,091)
  Accumulated other comprehensive loss (Note 4).....       (3,171)      (2,604)
                                                      -----------  -----------
    Total stockholders' equity......................      327,437      433,737
                                                      -----------  -----------
    Total liabilities and stockholders' equity......  $   832,840  $   930,468
                                                      ===========  ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                       PARAMETRIC TECHNOLOGY CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)

                                        Three months ended   Six months ended
                                        -------------------- ------------------
                                        April 4,   April 3,  April 4,  April 3,
                                          1998       1999      1998      1999
                                        ---------  --------- --------  --------
Revenue:
  License.............................. $ 162,558  $ 141,125 $320,816  $277,205
  Service..............................   101,513    122,123  202,123   236,160
                                        ---------  --------- --------  --------
    Total revenue......................   264,071    263,248  522,939   513,365
                                        ---------  --------- --------  --------
Costs and expenses:
  Cost of license revenue..............     3,443      2,997    7,962     7,136
  Cost of service revenue..............    33,827     47,567   70,430    89,283
  Sales and marketing..................    92,811    103,161  189,018   199,273
  Research and development.............    20,682     30,310   45,961    59,483
  General and administrative...........    12,314     15,248   27,768    31,812
  Amortization of goodwill and other
   intangible assets...................       679      3,607    1,358     6,094
  Acquisition and nonrecurring charges
   (Note 2)............................    76,800     39,518   76,800    53,347
                                        ---------  --------- --------  --------
    Total costs and expenses...........   240,556    242,408  419,297   446,428
                                        ---------  --------- --------  --------
Operating income.......................    23,515     20,840  103,642    66,937
Other income (expense), net............      (371)       728   (6,249)    2,672
                                        ---------  --------- --------  --------
Income before income taxes and
 extraordinary loss....................    23,144     21,568   97,393    69,609
Provision for income taxes.............    20,069     11,019   52,185    29,069
                                        ---------  --------- --------  --------
Income before extraordinary loss.......     3,075     10,549   45,208    40,540
Extraordinary loss, net of income tax
 benefit of $2,183.....................   (19,017)       --   (19,017)      --
                                        ---------  --------- --------  --------
Net income (loss)...................... $ (15,942) $  10,549 $ 26,191  $ 40,540
                                        =========  ========= ========  ========
Earnings per share (Note 3):
 Basic:
  Income before extraordinary loss..... $    0.01  $    0.04 $   0.17  $   0.15
  Extraordinary loss...................     (0.07)       --     (0.07)      --
                                        ---------  --------- --------  --------
  Net income (loss).................... $   (0.06) $    0.04 $   0.10  $   0.15
                                        =========  ========= ========  ========
 Diluted:
  Income before extraordinary loss..... $    0.01  $    0.04 $   0.16  $   0.15
  Extraordinary loss...................     (0.07)       --     (0.07)      --
                                        ---------  --------- --------  --------
  Net income (loss).................... $   (0.06) $    0.04 $   0.09  $   0.15
                                        =========  ========= ========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                       PARAMETRIC TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                            Six months ended
                                                           -------------------
                                                           April 4,   April 3,
                                                             1998       1999
                                                           ---------  --------
Cash flows from operating activities:
  Net income.............................................. $  26,191  $ 40,540
  Adjustments to reconcile net income to net cash flows
   from operating activities:
    Extraordinary loss on early extinguishment of debt....    19,017       --
    Non-cash portion of nonrecurring charges..............    12,778     4,693
    Depreciation and amortization.........................    13,694    25,170
    Deferred income taxes.................................     2,223       --
    Charge for purchased in-process research and
     development..........................................       --     38,244
    Changes in assets and liabilities which provided
     (used) cash, net of effects of purchased businesses:
      Accounts receivable.................................     4,302   (16,050)
      Accounts payable and accrued expenses...............    25,955   (27,522)
      Accrued compensation and severance..................   (15,329)  (25,083)
      Deferred revenue....................................     8,244    35,074
      Income taxes........................................     2,108    (4,395)
      Other current assets................................   (22,823)     (655)
      Other noncurrent assets and liabilities.............    16,402    (8,005)
                                                           ---------  --------
Net cash provided by operating activities.................    92,762    62,011
                                                           ---------  --------
Cash flows from investing activities:
  Additions to property and equipment.....................   (10,496)  (15,234)
  Changes in other assets.................................       --     (4,111)
  Purchases of investments................................  (162,345)  (26,078)
  Proceeds from sales and maturities of investments.......   380,090   131,721
  Payments for acquisition of businesses, net of cash
   acquired...............................................       --    (70,344)
                                                           ---------  --------
Net cash provided by investing activities.................   207,249    15,954
                                                           ---------  --------
Cash flows from financing activities:
  Proceeds from issuance of common stock..................    51,703    14,934
  Purchases of treasury stock.............................       --    (64,973)
  Repayment of short-term debt............................   (34,933)      --
  Repayment of long-term obligations......................  (240,761)      --
                                                           ---------  --------
Net cash used by financing activities.....................  (223,991)  (50,039)
                                                           ---------  --------
Elimination of net cash activity of acquired company for
 the three months ended December 31, 1997.................    11,567       --
Effect of exchange rate changes on cash...................      (753)    2,367
                                                           ---------  --------
Net increase in cash and cash equivalents.................    86,834    30,293
Cash and cash equivalents, beginning of period............   168,609   205,971
                                                           ---------  --------
Cash and cash equivalents, end of period.................. $ 255,443  $236,264
                                                           =========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                       PARAMETRIC TECHNOLOGY CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Parametric Technology Corporation and its wholly owned subsidiaries and have been prepared by us in accordance with generally accepted accounting principles. Our fiscal year end is September 30. Certain reclassifications have been made to the prior year's statements to conform with the fiscal 1999 presentation. The year end consolidated balance sheet was derived from our audited financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of our financial position, results of operations, and cash flows at the dates and for the periods indicated. While we believe that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 1998. The results of operations for the three and six month periods ended April 3, 1999 are not necessarily indicative of the results expected for the remainder of the fiscal year.

2. ACQUISITIONS AND NONRECURRING CHARGES

ACQUISITIONS

Computervision. In January 1998, we merged with Computervision Corporation by issuing 11.6 million shares of common stock in exchange for all of the outstanding common stock of Computervision. The merger was accounted for as a pooling of interests. In connection with the Computervision merger, we incurred a nonrecurring charge of $76.8 million for merger-related integration, consolidation, and transaction costs in the second quarter of 1998. For additional information see Note B to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 1998.

InPart. In October 1998, we acquired all of the outstanding stock of InPart Design, Inc. by issuing 2.0 million shares of our common stock. In addition, we reserved 386,000 shares of common stock for outstanding InPart options assumed. Based upon certain conditions, we may be obligated to issue up to $15.0 million worth of additional shares in September 1999. The acquisition was accounted for as a purchase. Accordingly, we allocated the purchase price of $38.1 million to the assets acquired and liabilities assumed based on our estimates of fair value. The values assigned included $741,000 for net liabilities assumed, $10.6 million for purchased in-process research and development (R&D), $4.1 million for developed technology, $1.1 million for customer lists, $200,000 for an assembled workforce, and $300,000 for trade names. The excess purchase price over the amounts allocated to assets acquired and liabilities assumed was recorded as goodwill of $22.5 million.

Division. In March 1999, we acquired Division Group plc for $34.5 million in cash and 591,000 shares of our common stock. The acquisition was accounted for as a purchase. Accordingly, we allocated the purchase price of $48.1 million to the assets acquired and liabilities assumed based on our estimates of fair value. The values assigned included $555,000 for net assets acquired, $9.0 million for purchased in-process R&D, $3.3 million for developed technology, $2.0 million for customer lists, $970,000 for an assembled workforce, and $2.5 million for trade names. The excess purchase price over the amounts allocated to assets acquired and liabilities assumed was recorded as goodwill of $29.8 million.

auxilium. In March 1999, we acquired all of the outstanding stock of auxilium inc. in exchange for 2.6 million shares of our common stock and $39.4 million in cash. In addition, we reserved 1.1 million shares of common stock for outstanding auxilium options assumed. The acquisition was accounted for as a purchase. Accordingly, we allocated the purchase price of $101.7 million to the assets acquired and liabilities assumed based on our estimates of fair value. The values assigned included $182,000 for net liabilities assumed, $18.6 million for

                       PARAMETRIC TECHNOLOGY CORPORATION
purchased in-process R&D, $700,000 for developed technology, $5.0 million for customer lists, $630,000 for an assembled workforce, and $6.0 million for trade names. The excess purchase price over the amounts allocated to assets acquired and liabilities assumed was recorded as goodwill of $70.9 million.

The operating results of InPart, Division, and auxilium have been included in our results of operations from the date of each acquisition. Our purchases of InPart, Division, and auxilium did not require the presentation of pro forma information.

In the opinion of management, the purchased in-process R&D for the acquisitions of InPart, Division, and auxilium had not yet reached technological feasibility and had no alternative future use. Accordingly, we recorded nonrecurring charges of $10.6 million in the first quarter of 1999 and $27.6 million in the second quarter of 1999. The values assigned to purchased in-process R&D, which were calculated pursuant to the Securities and Exchange Commission's recent guidance regarding in-process R&D allocations, were determined by identifying research projects for which technological feasibility had not been established. The values of the purchased in-process R&D were determined by estimating the stage of completion, including consideration of the complexity of the work completed, the costs incurred and the projected costs to complete, the contribution of any core technology and other acquired assets, and the projected product introduction dates, estimating the resulting net cash flows from the products developed, and discounting the net cash flows back to their present value. The discount rates used included a factor that took into account the uncertainty surrounding the successful development of the purchased in-process technology for each acquisition. If these projects are not successfully developed, future revenue and profitability may be adversely affected. Additionally, the value of other intangible assets acquired, which aggregated $150.0 million, may become impaired.

NONRECURRING CHARGES

Sales Force Reorganizations. During the first quarter of 1999, we reorganized our sales force to provide a more focused approach to the unique product and service requirements of our customers. In connection with this action, we incurred a restructuring charge of $3.2 million for the severance and termination benefits of approximately 170 people who had been terminated during the first quarter of 1999 in accordance with management's plan. Of the $3.2 million charge, $2.6 million was paid during the first quarter of 1999 and the remaining $645,000 was paid during the second quarter of 1999. During the second quarter of 1999, we incurred a restructuring charge of $5.8 million for the severance and termination benefits of approximately 150 people primarily in connection with the integration of our sales and related support groups. We expect to pay these amounts over the remaining two quarters of 1999.

Facility Consolidation and Asset Impairment. During the second quarter of 1999, we incurred a restructuring charge of $1.4 million for the consolidation of certain excess leased facilities. Also, in the second quarter we recorded an impairment loss of $4.7 million on certain intangible assets related to our industrial design activities. Due to recent acquisitions and the development of new technology, the carrying value of these assets was impaired.

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

                       PARAMETRIC TECHNOLOGY CORPORATION

                                         Three months ended   Six months ended
                                         -------------------- -----------------
                                         April 4,   April 3,  April 4, April 3,
                                           1998       1999      1998     1999
                                         ---------  --------- -------- --------
     (in thousands, except per share
     data)
     Net income (loss).................. $ (15,942) $  10,549 $ 26,191 $ 40,540
                                         =========  ========= ======== ========
     Weighted average shares
      outstanding.......................   269,347    267,955  268,419  268,314
     Dilutive effect of employee stock
      options...........................    10,724      7,532    9,170    6,577
                                         ---------  --------- -------- --------
     Diluted shares outstanding.........   280,071    275,487  277,589  274,891
                                         =========  ========= ======== ========
     Basic EPS.......................... $   (0.06) $    0.04 $   0.10 $   0.15
     Diluted EPS........................ $   (0.06) $    0.04 $   0.09 $   0.15

Options to purchase 4.1 million shares for the second quarter and first six months of 1998, and 10.9 and 14.4 million shares for the second quarter and first six months of 1999, were outstanding but were excluded from the computation of diluted shares outstanding because the price of the options was greater than the average market price of the common stock for the period reported.

4. COMPREHENSIVE INCOME (LOSS)

Effective October 1, 1998, we adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which requires presentation of the components of comprehensive income, including unrealized gains and losses on investments, foreign currency translation adjustments, and minimum pension liability adjustments. Our total comprehensive income (loss) was ($14.5) million and $8.4 million for the second quarter of 1998 and 1999, and $26.3 million and $41.1 million for the first six months of 1998 and 1999, respectively.

5. NEW ACCOUNTING PRONOUNCEMENTS

  In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, Software Revenue Recognition, which provides guidance on applying generally accepted accounting principles on recognizing revenue in software transactions. Certain provisions of SOP 97-2 have been deferred by SOP 98-4 and SOP 98-9. We adopted SOP 97-2 during the first quarter of 1999. The adoption of this statement did not have a material effect on our revenue recognition policies or on our results of operations. Additionally, we anticipate that the adoption of the deferred provisions of this statement will not have a material effect on our results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Company

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that describe our anticipated financial results and growth based on our current plans and assumptions. Important information about the basis for these plans and assumptions and certain factors that may cause our actual results to differ materially from these statements are discussed below and additional factors are contained in Important Risk Factors Affecting Results which is included as Exhibit 99.1 to this Form 10-Q and is incorporated herein by reference.

Results of Operations

The following is an overview of our results of operations:

 . Total revenue was $263.2 million for the second quarter of 1999 compared to $264.1 million for the second quarter of 1998. Total revenue was $513.4 million for the first six months of 1999 compared to $522.9 million for the first six months of 1998.

 . Our year-over-year second quarter revenue was basically flat, reflecting a 13% decrease in software license revenue offset by a 20% increase in service revenue. Our year-over-year six month revenue declined 2%, reflecting a 14% decrease in software license revenue offset by a 17% increase in service revenue.

 . Excluding acquisition and nonrecurring charges and the extraordinary loss, our net income was $42.8 million for the second quarter of 1999, a decrease of 35% from the second quarter of 1998, and $85.5 million for the first six months of 1999, a 21% decrease from the first six months of 1998.

 . After giving effect to acquisition and nonrecurring charges and the extraordinary loss, our net income was $10.5 million for the second quarter of 1999 compared to a net loss of ($15.9) million for the second quarter of 1998.

The following table shows certain consolidated financial data as a percentage of our total revenue for the second quarter and first six months of both 1998 and 1999.

                                              Three months
                                                  ended       Six months ended
                                              ------------    -----------------
                                            April 4, April 3, April 4, April 3,
                                              1998     1999     1998     1999
                                            -------- -------- -------- --------
      Revenue:
        License...........................     62%      54%      61%      54%
        Service...........................     38       46       39       46
                                              ---      ---      ---      ---
      Total revenue.......................    100      100      100      100
      Costs and expenses:
        Cost of license revenue...........      1        1        2        1
        Cost of service revenue...........     13       18       13       18
        Sales and marketing...............     35       39       36       39
        Research and development..........      8       12        9       12
        General and administrative........      5        6        5        6
        Amortization of goodwill and other
         intangible assets................     --        1       --        1
        Acquisition and nonrecurring
         charges..........................     29       15       15       10
                                              ---      ---      ---      ---
      Total costs and expenses............     91       92       80       87
                                              ---      ---      ---      ---
      Operating income....................      9        8       20       13
      Other income (expense), net.........     --       --       (1)       1
                                              ---      ---      ---      ---
      Income before income taxes and
       extraordinary loss.................      9        8       19       14
      Provision for income taxes..........      8        4       10        6
                                              ---      ---      ---      ---
      Income before extraordinary loss....      1        4        9        8
      Extraordinary loss..................     (7)      --       (4)      --
                                              ---      ---      ---      ---
      Net income (loss)...................     (6)%      4%       5%       8%
                                              ===      ===      ===      ===
      Excluding acquisition and
       nonrecurring charges and
       extraordinary loss:
        Operating income..................     38 %     23%      35%      23%
        Net income........................     25 %     16%      21%      17%

REVENUE. We derived our revenue primarily from software used in the mechanical segment of the computer-aided design, manufacturing, and engineering industry. License revenue decreased $21.4 million for the second quarter of 1999 compared to the second quarter of 1998 and $43.6 million for the first six months of 1999 compared to the same period in 1998. There are several factors that contributed to the decrease, including the following. The transitional effects of our sales force reorganization implemented in the first quarter of 1999, including the appointment of Rand A Technology Corporation as our exclusive distributor to small businesses in the U.S. and Europe, reduced sales productivity during the second quarter and the first six months of 1999. The average price of our software decreased in the second quarter and first six months of 1999 from the comparable 1998 periods, due primarily to our repricing and repackaging initiative announced in August 1998. While, product unit sales increased 3% in the second quarter of 1999 compared to the second quarter of 1998, and 5% in the first six months of 1999 compared to the first six months of 1998, this increase was not sufficient to offset the impact of the decrease in the average price of our software. The decrease in license revenue, however, was partially offset by stronger results in Japan in the second quarter of 1999 as compared to the same period in 1998.

Our service revenue is derived from the sale of software maintenance contracts and the performance of training and consulting services, and has a lower gross profit margin than license revenue. Service revenue increased $20.6 million for the second quarter of 1999 compared to the second quarter of 1998, and increased $34.0 million for the first six months of 1999 compared to the first six months of 1998. These increases are primarily the result of growth in our installed customer base and increased training and consulting services performed for these customers. We expect service revenue to continue to increase in absolute dollars for the remainder of 1999.

We derived 55% and 63% of our total revenue from sales to international customers for the second quarter of 1998 and 1999, respectively. For the first six months of 1998 and 1999, we derived 55% and 58% of our revenue from sales to international customers, respectively. The increase in international revenue for both the second quarter and the first six months of 1999 is primarily due to a large order received from a customer in Japan.


                   [REVENUE BY GEOGRAPHY CHART APPEARS HERE]

U.S.          Q2 98 - $117.9 million; Q2 99 - $97.4 million
Europe        Q2 98 - $107.9 million; Q2 99 - $96.9 million
Asia/Pacific  Q2 98 - $ 38.3 million; Q2 99 - $68.9 million


U.S.          First 6 months 98-$233.6 million; First 6 months 99-$213.4 million
Europe        First 6 months 98-$206.4 million; First 6 months 99-$195.5 million
Asia/Pacific  First 6 months 98-$ 83.0 million; First 6 months 99-$104.4 million

We remain cautious in our overall outlook because the impact of our various strategic initiatives, designed to provide a foundation for future growth, is uncertain. These initiatives include: (i) the repricing and repackaging of our core Pro/ENGINEER(R) product line that we undertook in the fourth quarter of 1998; (ii) our sales force reorganization in the first quarter of 1999, which included the formation of a specific sales force for larger, multinational customers and included the appointment of Rand, who is in the process of developing its marketing, sales and distribution networks; (iii) the introduction of our Windchill pilot program in the first quarter of 1999, which makes the Windchill technology available to customers on a test basis at a reduced price in order to promote market awareness of the product; and (iv) the recent integration of our Windchill sales force into our major and primary accounts sales groups in order to provide our customers a single contact for all products. In the near term, these initiatives may result in longer and less predictable sales cycles and result in a greater dependence on consummating larger transactions in general. Our revenue growth and the level of our total revenue will be affected by the success of these initiatives, together with the factors discussed under Important Risk Factors Affecting Results included as
Exhibit 99.1 to this Form 10-Q.

COSTS AND EXPENSES. Our operating expenses are based on anticipated future revenue and are relatively fixed for the short term. We are incurring expenses that would support revenues in excess of current levels in order to implement our strategic initiatives, particularly as they relate to Windchill products. Although these expense levels have adversely affected net income, we believe these initiatives will provide a foundation for future growth.

COST OF LICENSE REVENUE. Our cost of license revenue consists of costs associated with reproducing and distributing software and documentation, royalties, and the amortization of internally developed software. Cost of license revenue as a percent of total revenue was 1% for the second quarters of both 1998 and 1999, and 2% and 1% for the first six months of 1998 and 1999, respectively.

COST OF SERVICE REVENUE. Our cost of service revenue includes costs associated with training and consulting personnel, such as salaries and related costs and travel, and costs related to software maintenance, including costs incurred for customer support personnel and the release of maintenance updates. For both the second quarter of 1999 and the first six months of 1999, cost of service revenue as a percent of total revenue has increased to 18% from 13% in the corresponding periods in 1998. The increase in cost of service revenue resulted primarily from growth in the staffing necessary to generate and support increased worldwide service revenue and provide ongoing quality customer support to our installed base. We anticipate continued growth in both service revenue and staffing necessary to support its growth.

SALES AND MARKETING. Our sales and marketing expenses primarily include salaries, sales commissions, travel, and facility costs. These costs have increased $10.4 million and $10.3 million for the second quarter of 1999 and for the first six months of 1999, respectively, compared to the same periods of 1998, primarily due to the growth of the Windchill sales force and the associated costs of establishing the pilot programs, partially offset by the sales force reorganizations. Total sales and marketing employees were 2,364 at April 4, 1998, 2,440 at September 30, 1998, and 2,194 at April 3, 1999. We
expect our worldwide sales and marketing organization for the remainder of 1999 to remain below the September 30, 1998 level due to the restructuring of the sales organization designed to better address customer needs.

RESEARCH AND DEVELOPMENT. Our research and development expenses consist principally of salaries and benefits, expenses associated with product translations, costs of computer equipment used in software development, and facility expenses. Compared to the second quarter and first six months of 1998, research and development expenses increased 47% and 29% in the comparable periods of 1999. This increase is primarily attributable to our continued investment in Windchill products, including our InPart acquisition in the first quarter of 1999 and the Division and auxilium acquisitions in the second quarter of 1999.

GENERAL AND ADMINISTRATIVE. Our general and administrative expenses include costs of our corporate, finance, information technology, human resources, and administrative functions. These costs increased $2.9 million in the second quarter of 1999 compared to the second quarter of 1998 and $4.0 million for the first six months of 1999 compared to the same period in 1998. These increases represent our continued investment in information technology, including Year 2000 expenditures, and the integration of acquired companies.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. These costs include the amortization of intangible assets acquired, including developed technology, goodwill, customer lists, assembled work force, and trade names. The increased amortization of $2.9 million and $4.7 million for the second quarter and the first six months of 1999 compared to the similar periods in 1998 resulted from our recent acquisitions.

Acquisition And Nonrecurring Charges.

Acquisitions:

Computervision. In January 1998, we merger with Computervision Corporation by issuing 11.6 million shares of common stock in exchange for all of the outstanding common stock of Computervision. The merger was accounted for as a pooling of interests. In connection with the merger, we incurred a nonrecurring charge of $76.8 million for merger-related integration, consolidation, and transaction costs in the second quarter of 1998. The charge included $18.1 million of severance and termination benefits related to the elimination of approximately 450 positions, $12.7 million for the write-off of assets, $8.2 million for transaction costs, $17.4 million of contract costs associated with revised estimates, $7.2 million for the closing of leased facilities, and $13.2 million of lease termination and other costs. For additional information see Note B to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 1998.

InPart. In October 1998, we purchased InPart Design, Inc., a developer of DesignSuite(TM), a web-based repository of 3D mechanical component data, as well as the developer of enterprise software applications focused on web-based component and supplier management, and founded in 1996. We allocated the purchase price of

$38.1 million to the assets acquired and liabilities assumed based on our estimates of fair value. The values assigned included $741,000 for net liabilities assumed, $10.6 million for purchased in-process research and development (R&D), $4.1 million for developed technology, $1.1 million for customer lists, $200,000 for an assembled workforce, and $300,000 for trade names. The excess purchase price over the amounts allocated to assets acquired and liabilities assumed was recorded as goodwill of $22.5 million.

Division. In March 1999, we purchased Division Group plc, a developer of enterprise product data visualization, simulation, and integration tools. We allocated the purchase price of $48.1 million to the assets acquired and liabilities assumed based on our estimates of fair value. The values assigned included $555,000 for net assets acquired, $9.0 million for purchased in-process R&D, $3.3 million for developed technology, $2.0 million for customer lists, $970,000 for an assembled workforce, and $2.5 million for trade names. The excess purchase price over the amounts allocated to assets acquired and liabilities assumed was recorded as goodwill of $29.8 million.

auxilium. In March 1999, we purchased auxilium inc., a developer of web-based software tools for the integration of legacy systems, databases, and applications, and founded in 1997. We allocated the purchase price of $101.7 million to the assets acquired and liabilities assumed based on our estimates of fair value. The values assigned included $182,000 for net liabilities assumed, $18.6 million for purchased in-process R&D, $700,000 for developed technology, $5.0 million for customer lists, $630,000 for an assembled workforce, and $6.0 million for trade names. The excess purchase price over the amounts allocated to assets acquired and liabilities assumed was recorded as goodwill of $70.9 million.

In the opinion of management, the purchased in-process R&D for the acquisitions of InPart, Division, and auxilium had not yet reached technological feasibility and had no alternative future use. Accordingly, we recorded nonrecurring charges of $10.6 million in the first quarter of 1999 and $27.6 million in the second quarter of 1999. The values assigned to purchased in-process R&D, which were calculated pursuant to the Securities and Exchange Commission's recent guidance regarding in-process R&D allocations, were determined by identifying research projects for which technological feasibility had not been established. The values of the purchased in-process R&D were determined by estimating the stage of completion, including consideration of the complexity of the work completed, the costs incurred and the projected costs to complete, the contribution of any core technology and other acquired assets, and the projected product introduction dates, estimating the resulting net cash flows from the products developed, and discounting the net cash flows back to their present value. For each acquisition, the estimates were based on the following major assumptions:

InPart:

 . Revenue was estimated to begin late in 1999 and to grow based on industry growth rates and Inpart's specific product offerings.

 . Cost of revenue for the purchased in-process technology, expressed as a percentage of revenue, was estimated to decline from 22% to 11% based on InPart's average historical cost of revenue and reflecting future economies of scale.

 . Selling, general, and administrative expense, as a percentage of revenue, was estimated to be 99% in 1999, reflecting an initial investment in the marketing of the in-process technology, and declining to 40% thereafter. These amounts were based on industry average historical selling, general, and administrative costs.

Division:

 . Revenue was based on industry growth rates and Division's specific product offerings.

 . Cost of revenue for the purchased in-process technology, expressed as a percentage of revenue, was estimated to be 15% based on Division's average historical cost of revenue.

 . Selling, general, and administrative expense, as a percentage of revenue, was estimated to be 47% in 1999, reflecting an initial investment in the marketing of the in-process technology, and declining to 41% thereafter. These amounts were based on industry average historical selling, general, and administrative costs.

auxilium:

 . Revenue was based on industry growth rates and auxilium's specific product offerings.

 . Cost of revenue for the purchased in-process technology, expressed as a percentage of revenue, was estimated to be between 32% and 26% based on auxilium's average historical cost of revenue.

 . Selling, general, and administrative expense, as a percentage of revenue, was estimated to be 53% in 1999, reflecting an initial investment in the marketing of the in-process technology, and declining to 40% thereafter. These amounts were based on industry average historical selling, general, and administrative costs.

The net cash flows also considered net working capital requirements and capital spending needs related to the purchased in-process technology. The rates used to discount net cash flows for the purchased in-process technology to its present value for the Inpart (28%), Division (25%), and auxilium (26% to 30%) acquisitions were based on the weighted average cost of capital and took into account the uncertainty surrounding the successful development of the purchased in-process technology for each acquisition. If these projects are not successfully developed, future revenue and profitability may be adversely affected and the value of other intangible assets acquired may become impaired.

Nonrecurring Charges:

Sales Force Reorganizations. During the first quarter of 1999, we reorganized our sales force to provide a more focused approach to the unique product and service requirements of our customers. In connection with this action, we incurred a restructuring charge of $3.2 million for the severance and termination benefits of approximately 170 people who had been terminated during the first quarter of 1999 in accordance with management's plans. Of the $3.2 million charge, $2.6 million was paid during the first quarter of 1999 and the remaining $645,000 was paid during the second quarter of 1999. During the second quarter of 1999, we incurred a restructuring charge of $5.8 million for the severance and termination benefits of approximately 150 people primarily in connection with the integration of our sales and related support groups. We expect to pay these amounts over the remaining two quarters of 1999.

Facility Consolidation and Asset Impairment. During the second quarter of 1999, we incurred a restructuring charge of $1.4 million for the consolidation of certain excess leased facilities. Also, in the second quarter we recorded an impairment loss of $4.7 million on certain intangible assets related to our industrial design activities. Due to recent acquisitions and the development of new technology, the carrying value of these assets was impaired.

OTHER INCOME (EXPENSE). Our other income (expense) includes interest income, interest expense, costs of hedging contracts, the gain or loss from the translation of results for subsidiaries for which the U.S. dollar is the functional currency, and other charges incurred in connection with financing customer contracts. For the second quarter of 1998, we reported other expense of $371,000 compared to other income of $728,000 for the second quarter of 1999. For the first six months of 1998, we reported other expense of $6.2 million compared to other income of $2.7 million for the first six months of 1999. The changes are primarily due to the elimination of interest expense on the Computervision debt that was paid in the second quarter of 1998.

INCOME TAXES. Our effective tax rate for the first six months of 1998 was 54% compared with 42% for the corresponding period in 1999. The difference between our effective tax rate and the statutory federal income tax rate of 35% was due primarily to the charges for purchased in-process R&D in the first and second quarters of 1999 and losses of Computervision in the first quarter of 1998, neither of which were deductible for tax purposes. Excluding the effects of the charges for purchased in-process R&D, our effective tax rate for the first six months of 1999 was 31%.

EXTRAORDINARY LOSS. In connection with the Computervision merger, we assumed a revolving note payable and long-term debt obligations. During the second quarter of 1998, we paid $275.7 million for settlement of the outstanding note, debt obligations, accrued interest, and related fees, and we incurred an extraordinary after-tax loss of $19.0 million related to the write-off of deferred financing costs and other prepayment costs associated with this debt.

EMPLOYEES. The number of worldwide employees was 4,547 at April 4, 1998 compared with 4,911 at September 30, 1998 and 5,051 at April 3, 1999. The increase over the prior year was a result of growth in our services organization and in the research and development group, primarily through acquisitions.

Liquidity and Capital Resources

Our operating activities, the proceeds from our issuance of stock under stock plans, and existing cash and investments provided sufficient resources to fund fluctuations in our employee base, capital asset needs, stock repurchases, acquisitions, and financing needs in the first half of 1998 and 1999.

As of April 3, 1999, cash and investments totaled $345.9 million, down from $426.2 million at September 30, 1998. The primary reasons for the decrease in cash and investments during the first six months of 1999 were the repurchase of $65.0 million of common stock and the $70.3 million of payments for acquisitions, partially offset by net cash provided by operating activities.

Cash generated from operating activities was $92.8 million in the first six months of 1998, compared to $62.0 million for the first six months of 1999, net of cash expenditures for nonrecurring charges of $6.3 million in the first six months of 1999.

In the first six months of 1998 and 1999, we acquired $10.5 million and $15.2 million, respectively, of capital equipment consisting principally of computer equipment, software, and office equipment.

We used net cash for financing activities during the first six months of 1998 to repay $275.7 million of Computervision debt and related interest and fees, offset by $51.7 million from the issuance of common stock under our stock plans. We used net cash for financing activities during the first six months of 1999 to repurchase $65.0 million of common stock, offset by $14.9 million of proceeds from the issuance of common stock under our stock plans. Through April 3, 1999 we had repurchased 9.1 million of the 20.0 million shares authorized by the Board of Directors to be repurchased.

We believe that existing cash and investments together with cash generated from operations and the issuance of common stock under our stock plans will be sufficient to meet our requirements for working capital, capital expenditures, and financing through at least September 30, 1999.

New Accounting Pronouncements

In accordance with recently issued accounting pronouncements, we will be required to comply with certain changes in accounting rules and regulations. See Note 5 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Year 2000 Computer Systems Compliance

Concerns have been widely expressed regarding the inability of certain computer programs to properly process certain date information, particularly beyond the year 1999. These concerns focus on the impact of the Year 2000 problem on business operations and the potential costs associated with identifying and addressing the problem.

State of Readiness. We have developed a Year 2000 readiness plan focusing on:
(i) assessing the readiness of our product offerings, internal business systems, and major vendors and suppliers; (ii) addressing known risks; and
(iii) planning and budgeting for reasonably likely contingencies.

We have completed testing our current product offerings for Year 2000 compliance. Some limited testing of newly acquired products is ongoing. Based on our review to date, we believe that our current product offerings are Year 2000 compliant. We have conducted only limited testing of products that are no longer offered, and thus the Year 2000 compliance of such products is generally not known. Many of these untested products are previous releases of current offerings. Our customers can upgrade many of these products to achieve Year 2000 compliance.

We are also in the process of reviewing and upgrading our internal information technology and business systems, both domestically and internationally, to ensure Year 2000 readiness. This process is complete with respect to the majority of our mission critical systems. We expect to continue testing our internal systems and to undertake necessary corrective measures throughout calendar 1999.

Finally, we have commenced a program to survey the Year 2000 readiness of our major vendors and suppliers, with a particular focus on the Year 2000 readiness of our mission critical vendors and suppliers. This process is complete with respect to the majority of our mission critical vendors and suppliers. We expect to continue our survey program through out calendar 1999 and where we believe that a particular vendor or supplier poses unacceptable Year 2000 risks, we will identify an alternative supply source.

Cost of Year 2000 Compliance. Costs incurred in our Year 2000 compliance effort include the allocation of personnel to testing our products and systems as well as to upgrading internal systems. During the second quarter of 1999, we incurred costs of approximately $1.0 million and we estimate that another $1.0-4.0 million may be spent on our compliance project. Costs will be expensed as incurred. While our compliance evaluation and remediation project is not yet complete, we do not at this time foresee a material impact on our business or operating results from the Year 2000 problem. We cannot, of course, predict the nature or materiality of the impact on our operations or operating results of Year 2000 disruption by parties over whom we have no control. Furthermore, the purchasing patterns of our customers or potential customers may be affected by Year 2000 issues if they must expend significant resources to correct their own systems. As a result they may have fewer funds available to purchase our products and services.

Risk of Year 2000 Issues and Contingency Plans. Our worst case Year 2000 scenarios would include: (i) undetected errors or uncorrected defects in our current product offerings; (ii) corruption of data contained in our internal information systems; and (iii) the failure of infrastructure services provided by third parties and government agencies (e.g., electricity, phone/fax service, internet/email services, etc.). We are in the process of reviewing our contingency planning in all of these areas and expect the plans to include, among other things, the availability of support personnel to assist with customer support issues, manual "work arounds" for internal software failure, and substitution of systems, if needed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our financial market risk exposure as described in Management's Discussion and Analysis of Financial Condition and Results of Operations included as part of Exhibit 13.1 to our 1998 Annual Report on Form 10-K and incorporated herein by reference.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Certain class action lawsuits were filed in the fourth quarter of 1998 against us and certain of our current and former officers and directors in the U.S. District Court in Massachusetts claiming violations of the federal securities laws based on alleged misrepresentations regarding our anticipated revenue and earnings for the third quarter of 1998. The plaintiffs in these lawsuits joined together to file a consolidated and amended complaint in the second quarter of 1999. These actions seek unspecified damages. We believe the claims made in the amended complaint are without merit, and we intend to defend them vigorously. We cannot predict the ultimate resolution of these actions at this time; however, there can be no assurance that the litigation will not have a material adverse impact on our financial condition or results of operations.

We are also subject to various legal proceedings and claims that arise in the ordinary course of business. We currently believe that resolving these matters will not have a material adverse impact on our financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Beginning in March 1999, in connection with our acquisition of Division Group plc, we issued 591,000 shares of our common stock to certain stockholders of Division who elected to accept stock rather than cash in exchange for their Division shares in accordance with our offer to acquire all of the outstanding share capital of Division.

On March 8, 1999, in connection with our acquisition of auxilium inc., we issued 2.6 million shares of our common stock to the stockholders of auxilium in exchange for a portion of their outstanding common stock.

The offers and sales of our common stock in our acquisition of auxilium and certain of the offers and sales of our common stock in our acquisition of Division were exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933 because they did not involve a public offering. The remainder of the offers and sales of our common stock relating to our acquisition of Division were exempt from registration requirements pursuant to Regulation S under the Securities Act of 1933 because they involved offshore transactions. We used the services of Goldman Sachs International in connection with our offer to acquire the stock of Division.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of the Company held on February 11, 1999, the stockholders of the Company elected C. Richard Harrison and Robert
N. Goldman as Class III directors of the Company to hold office until the 2002 Annual Meeting of Stockholders (subject to the election and qualification of their successors and to their earlier death, resignation or removal). No other nominations were made. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and both nominees were elected with the following vote:

           Election of                                                      Votes Withheld
            Directors                    Votes For                            or Opposed
           -----------                  -----------                         --------------
       C. Richard Harrison              240,513,683                           3,318,023
       Robert N. Goldman                241,010,384                           2,821,322

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

  2.1 Agreement and Plan of Reorganization dated as of March 8, 1999 by and among Parametric Technology Corporation, Northstar Acquisition
        Corporation, auxilium inc. and the stockholders of auxilium inc.
        (Exhibit 2.1 to our Current Report on Form 8-K filed March 23, 1999).
 10.1*# Amendment #4 to the Consulting Agreement, as amended, with Michael E.
        Porter dated February 11, 1999.
 27.1*  Financial Data Schedule for the period ended April 3, 1999.
 99.1*  Important Risk Factors Affecting Results.
 99.2 Annual Report to Stockholders for the fiscal year ended September 30, 1998 (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated in this Quarterly Report on Form 10-Q) (Exhibit 13.1 to our 1998 Annual Report on Form 10-K).

--------
*   Indicates document filed herewith.
# Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates.

    For our documents incorporated by reference, references are to File No. 0-18059.

(b) Reports on Form 8-K

    On March 23, 1999, we filed a Current Report on Form 8-K reporting our acquisition of auxilium inc.

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

Date: May 17, 1999