Form 10-Q
period 1999-07-03
PARAMETRIC TECHNOLOGY CORP
filed 1999-08-16
CIK 857005

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: July 3, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

There were 269,257,473 shares of our common stock outstanding on July 3, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                                                          Page
                                                                         Number
                                                                         ------
 Cover..................................................................    i
 Index..................................................................   ii
 Part I--FINANCIAL INFORMATION
 Item 1. Financial Statements
         Consolidated Balance Sheets as of September 30, 1998 and July
         3, 1999.......................................................     1
         Consolidated Statements of Income for the three and nine
         months ended July 4, 1998 and July 3, 1999....................     2
         Consolidated Statements of Cash Flows for the nine months
         ended July 4, 1998 and July 3, 1999...........................     3
         Notes to the Consolidated Financial Statements................     4
 Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................     7
 Item 3. Quantitative and Qualitative Disclosures About Market Risk....    14
 Part II--OTHER INFORMATION
 Item 1. Legal Proceedings.............................................    15
 Item 6. Exhibits and Reports on Form 8-K..............................    15
 Signature..............................................................   16

                         PART I--FINANCIAL INFORMATION

                       PARAMETRIC TECHNOLOGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                     September 30,   July 3,
                                                         1998         1999
                                                     ------------- -----------
                       ASSETS
Current assets:
  Cash and cash equivalents.........................  $   205,971  $   213,102
  Short-term investments............................      131,405      113,752
  Accounts receivable, net..........................      189,275      201,476
  Other current assets..............................       67,130       89,053
                                                      -----------  -----------
    Total current assets............................      593,781      617,383
Marketable investments..............................       88,807        3,982
Property and equipment, net.........................       62,241       62,294
Goodwill and other intangible assets, net...........       16,781      151,043
Other assets........................................       71,230      104,049
                                                      -----------  -----------
    Total assets....................................  $   832,840  $   938,751
                                                      ===========  ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................  $    34,520  $    39,328
  Accrued expenses..................................       92,742       71,247
  Accrued compensation and severance................       81,856       58,677
  Deferred revenue..................................      145,376      194,867
  Income taxes......................................       65,048       51,050
                                                      -----------  -----------
    Total current liabilities.......................      419,542      415,169
Other liabilities...................................       54,081       47,687
Deferred income taxes...............................       31,780       31,648
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000 shares
   authorized; none issued..........................          --           --
  Common stock, $0.01 par value; 350,000 shares
   authorized; 272,277 shares issued for both
   periods..........................................        2,723        2,723
  Additional paid-in capital........................    1,528,647    1,554,020
  Treasury stock, at cost, 4,135 and 3,020 shares...      (43,134)     (39,859)
  Accumulated deficit...............................   (1,157,628)  (1,068,759)
  Accumulated other comprehensive loss (Note 4).....       (3,171)      (3,878)
                                                      -----------  -----------
    Total stockholders' equity......................      327,437      444,247
                                                      -----------  -----------
    Total liabilities and stockholders' equity......  $   832,840  $   938,751
                                                      ===========  ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                       PARAMETRIC TECHNOLOGY CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)


                                          Three months ended  Nine months ended
                                           ----------------- ------------------
                                           July 4,  July 3,  July 4,   July 3,
                                             1998     1999     1998      1999
                                           -------- -------- --------  --------
Revenue:
  License................................. $141,239 $132,189 $462,054  $409,394
  Service.................................  103,762  131,951  305,886   368,111
                                           -------- -------- --------  --------
    Total revenue.........................  245,001  264,140  767,940   777,505
                                           -------- -------- --------  --------
Costs and expenses:
  Cost of license revenue.................    2,914    3,373   10,876    10,509
  Cost of service revenue.................   34,638   50,064  105,068   139,347
  Sales and marketing.....................  103,313  105,046  292,331   304,319
  Research and development................   24,130   32,439   70,091    91,922
  General and administrative..............   14,746   14,974   42,514    46,786
  Amortization of goodwill and other
   intangible assets......................      443    8,497    1,801    14,591
  Acquisition and nonrecurring charges
   (Note 2)...............................   28,966      --   105,766    53,347
                                           -------- -------- --------  --------
    Total costs and expenses..............  209,150  214,393  628,447   660,821
                                           -------- -------- --------  --------
Operating income..........................   35,851   49,747  139,493   116,684
Other income (expense), net...............    2,114      852   (4,136)    3,524
                                           -------- -------- --------  --------
Income before income taxes and
 extraordinary loss.......................   37,965   50,599  135,357   120,208
Provision for income taxes................   22,756   15,180   74,940    44,249
                                           -------- -------- --------  --------
Income before extraordinary loss..........   15,209   35,419   60,417    75,959
Extraordinary loss, net of income tax
 benefit of $2,183........................      --       --   (19,017)      --
                                           -------- -------- --------  --------
Net income................................ $ 15,209 $ 35,419 $ 41,400  $ 75,959
                                           ======== ======== ========  ========
Earnings per share (Note 3):
  Basic:
    Income before extraordinary loss...... $   0.06 $   0.13 $   0.22  $   0.28
    Extraordinary loss....................      --       --     (0.07)      --
                                           -------- -------- --------  --------
    Net income............................ $   0.06 $   0.13 $   0.15  $   0.28
                                           ======== ======== ========  ========
  Diluted:
    Income before extraordinary loss...... $   0.05 $   0.13 $   0.22  $   0.28
    Extraordinary loss....................      --       --     (0.07)      --
                                           -------- -------- --------  --------
    Net income............................ $   0.05 $   0.13 $   0.15  $   0.28
                                           ======== ======== ========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                       PARAMETRIC TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                           Nine months ended
                                                           -------------------
                                                            July 4,   July 3,
                                                             1998       1999
                                                           ---------  --------
Cash flows from operating activities:
  Net income.............................................. $  41,400  $ 75,959
  Adjustments to reconcile net income to net cash flows
   from operating activities:
    Extraordinary loss on early extinguishment of debt....    19,017       --
    Non-cash portion of nonrecurring charges..............    12,153     4,693
    Depreciation and amortization.........................    20,175    43,658
    Deferred income taxes.................................     3,002       --
    Charge for purchased in-process research and
     development..........................................    28,966    38,244
    Changes in assets and liabilities which provided
     (used) cash, net of effects of purchased businesses:
      Accounts receivable.................................    10,106   (12,535)
      Accounts payable and accrued expenses...............    (6,845)  (29,539)
      Accrued compensation and severance..................    (7,677)  (23,809)
      Deferred revenue....................................    15,927    45,819
      Income taxes........................................     7,298   (13,548)
      Other current assets................................   (35,493)  (11,991)
      Other noncurrent assets and liabilities.............    14,352   (12,429)
                                                           ---------  --------
Net cash provided by operating activities.................   122,381   104,522
                                                           ---------  --------
Cash flows from investing activities:
  Additions to property and equipment.....................   (30,549)  (23,534)
  Changes in other assets.................................       --    (25,233)
  Purchases of investments................................  (284,725)  (53,754)
  Proceeds from sales and maturities of investments.......   450,954   150,487
  Payments for acquisition of businesses, net of cash
   acquired...............................................   (40,599)  (73,110)
                                                           ---------  --------
Net cash provided (used) by investing activities..........    95,081   (25,144)
                                                           ---------  --------
Cash flows from financing activities:
  Proceeds from issuance of common stock..................    75,810    15,985
  Purchases of treasury stock.............................       --    (89,968)
  Repayment of short-term debt............................   (34,933)      --
  Repayment of long-term obligations......................  (240,761)      --
                                                           ---------  --------
Net cash used by financing activities.....................  (199,884)  (73,983)
                                                           ---------  --------
Elimination of net cash activity of acquired company for
 the three months ended December 31, 1997.................    11,567       --
Effect of exchange rate changes on cash...................    (3,728)    1,736
                                                           ---------  --------
Net increase in cash and cash equivalents.................    25,417     7,131
Cash and cash equivalents, beginning of period............   168,609   205,971
                                                           ---------  --------
Cash and cash equivalents, end of period.................. $ 194,026  $213,102
                                                           =========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                       PARAMETRIC TECHNOLOGY CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Parametric Technology Corporation and its wholly owned subsidiaries and have been prepared by us in accordance with generally accepted accounting principles. Our fiscal year end is September 30. Certain reclassifications have been made to the prior year's statements to conform with the fiscal 1999 presentation. The year end consolidated balance sheet was derived from our audited financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of our financial position, results of operations, and cash flows at the dates and for the periods indicated. While we believe that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 1998. The results of operations for the three and nine month periods ended July 3, 1999 are not necessarily indicative of the results expected for the remainder of the fiscal year.

2. ACQUISITIONS AND NONRECURRING CHARGES

ACQUISTIONS

Computervision. In January 1998, we acquired Computervision Corporation by issuing 11.6 million shares of common stock in exchange for all of the outstanding common stock of Computervision. The merger was accounted for as a pooling of interests. In connection with the Computervision merger, we incurred a nonrecurring charge of $76.8 million for merger-related integration, consolidation, and transaction costs in the second quarter of 1998. For additional information see Note B to the consolidated financial statements of our Annual Report on Form 10-K for the year ended September 30, 1998.

ICEM. In June 1998, we acquired ICEM Technologies, a division of Control Data Systems, Inc. for approximately $41.0 million in cash. The acquisition was accounted for as a purchase. As part of the acquisition, we recorded a nonrecurring charge of $28.9 million for purchased in-process research and development (R&D). For additional information see Note B to the consolidated financial statements of our Annual Report on Form 10-K for the year ended September 30, 1998.

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

Division. In March 1999, we acquired Division Group plc for $37.3 million in cash, $2.8 million of which was paid in the third quarter of 1999, and 591,000 shares of our common stock. The acquisition was accounted for as a purchase. Accordingly, we allocated the purchase price of $48.1 million to the assets acquired and liabilities assumed based on our estimates of fair value. The values assigned included $555,000 for net assets acquired, $9.0 million for purchased in-process R&D, $3.3 million for developed technology, $2.0 million for customer lists, $970,000 for an assembled workforce, and $2.5 million for trade names. The excess purchase price over the amounts allocated to assets acquired and liabilities assumed was recorded as goodwill of $29.8 million.

                       PARAMETRIC TECHNOLOGY CORPORATION
auxilium. In March 1999, we acquired all of the outstanding stock of auxilium inc. in exchange for 2.6 million shares of our common stock and $39.4 million in cash. In addition, we reserved 1.1 million shares of common stock for outstanding auxilium options assumed. The acquisition was accounted for as a purchase. Accordingly, we allocated the purchase price of $101.7 million to the assets acquired and liabilities assumed based on our estimates of fair value. The values assigned included $182,000 for net liabilities assumed, $18.6 million for purchased in-process R&D, $700,000 for developed technology, $5.0 million for customer lists, $630,000 for an assembled workforce, and $6.0 million for trade names. The excess purchase price over the amounts allocated to assets acquired and liabilities assumed was recorded as goodwill of $70.9 million.

The operating results of ICEM, InPart, Division, and auxilium have been included in our results of operations from the date of each acquisition. Our purchases of ICEM, InPart, Division, and auxilium did not require the presentation of pro forma information.

In the opinion of management, the purchased in-process R&D for the acquisitions of InPart, Division, and auxilium had not yet reached technological feasibility and had no alternative future use. Accordingly, we recorded nonrecurring charges of $10.6 million in the first quarter of 1999 and $27.6 million in the second quarter of 1999. The values assigned to purchased in-process R&D, which were calculated pursuant to the Securities and Exchange Commission's recent guidance regarding in-process R&D allocations, were determined by identifying research projects for which technological feasibility had not been established. The values of the purchased in-process R&D were determined by estimating the stage of completion, including consideration of the complexity of the work completed, the costs incurred and the projected cost to complete, the contribution of any core technology and other aquired assets, and the projected product introduction dates, estimating the resulting net cash flows from the products developed, and discounting the net cash flows back to their present value. The discount rates used included a factor that took into account the uncertainty surrounding the successful development of the purchased in-process technology for each acquisition. If these projects are not successfully developed, future revenue and profitability may be adversely affected. Additionally, the value of other intangible assets acquired, which aggregated $150.0 million, may become impaired.

NONRECURRING CHARGES

Sales Force Reorganizations. During the first quarter of 1999, we reorganized our sales force to provide a more focused approach to the unique product and service requirements of our customers. In connection with this action, we incurred a restructuring charge of $3.2 million for the severance and termination benefits of approximately 170 people who had been terminated during the first quarter of 1999 in accordance with management's plan. Of the $3.2 million charge, $2.6 million was paid during the first quarter of 1999 and the remainder was paid during the second quarter of 1999. During the second quarter of 1999, we incurred a restructuring charge of $5.8 million for the severance and termination benefits of approximately 150 people primarily in connection with the integration of our sales and related support groups. Of the $5.8 million charge, $3.4 million was paid during third quarter of 1999. We expect to pay the remaining amounts in the fourth quarter of 1999.

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

                       PARAMETRIC TECHNOLOGY CORPORATION

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

                                          Three months ended  Nine months ended
                                          ------------------- -----------------
                                           July 4,   July 3,  July 4,  July 3,
                                            1998      1999      1998     1999
                                          --------- --------- -------- --------
                                          (in thousands, except per share data)
   Net income............................ $  15,209 $  35,419 $ 41,400 $ 75,959
                                          ========= ========= ======== ========
   Weighted average shares outstanding...   271,475   270,019  269,500  268,772
   Dilutive effect of employee stock
    options..............................    11,563     4,503   10,042    5,767
   Contingently issuable shares related
    to InPart acquisition................       --        821      --       821
                                          --------- --------- -------- --------
   Diluted shares outstanding............   283,038   275,343  279,542  275,360
                                          ========= ========= ======== ========
   Basic EPS............................. $    0.06 $    0.13 $   0.15 $   0.28
   Diluted EPS........................... $    0.05 $    0.13 $   0.15 $   0.28

Options to purchase 2.0 million and 4.4 million shares for the third quarter and first nine months of 1998, and 20.5 million and 18.2 million shares for the third quarter and first nine months of 1999, were outstanding but were excluded from the computation of diluted shares outstanding because the price of the options was greater than the average market price of the common stock for the period reported.

4. COMPREHENSIVE INCOME

Effective October 1, 1998, we adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which requires presentation of the components of comprehensive income, including unrealized gains and losses on investments, foreign currency translation adjustments, and minimum pension liability adjustments. Our total comprehensive income was $12.3 million and $34.1 million for the third quarter of 1998 and 1999, and $38.6 million and $75.2 million for the first nine months of 1998 and 1999, respectively.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that describe our anticipated financial results and growth based on our plans and assumptions. Important information about the basis for these plans and assumptions and certain factors that may cause our actual results to differ materially from these statements are set forth below and in Important Risk Factors Affecting Results which is included as Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarter ended April 3, 1999 and incorporated herein by reference. Certain of these factors include: our ability to realize revenue from the business opportunities in our most recently ended quarter which we are continuing to pursue; market acceptance of the Windchill family of products and the success of our Windchill sales efforts; the success of our sales force reorganization initiatives, including Rand's success with sales to smaller customers; our ability to compete with low-priced mechanical design products and to maintain our level of market penetration for these products; market reaction to the pricing and packaging of the Pro/ENGINEER(R) product line; and our ability to develop and deliver new products and services that keep pace with developments in technology and meet customer requirements.

Results of Operations

The following is an overview of our results of operations:

 . Total revenue was $264.1 million for the third quarter of 1999 compared to $245.0 million for the third quarter of 1998. Total revenue was $777.5 million for the first nine months of 1999 compared to $767.9 million for the comparable period of 1998.

 . Our year-over-year third quarter revenue increased 8%, reflecting a 6% decrease in software license revenue offset by a 27% increase in service revenue. Our year-over-year nine month revenue increased 1%, reflecting an 11% decrease in software license revenue offset by a 20% increase in service revenue.

 . Net income was $35.4 million for the third quarter of 1999 compared to $15.2 million for the same period in 1998. For the first nine months of 1999 net income was $76.0 million compared to $41.4 million for the same period in 1998.

 . Pro forma net income, which excludes amortization of intangible assets, acquisition and nonrecurring charges, and extraordinary items, was $42.9 million and $44.5 million for the third quarter of 1999 and 1998, and $133.7 million and $153.5 million for the first nine months of 1999 and 1998, respectively.

The following table shows certain consolidated financial data as a percentage of our total revenue for the third quarter and nine months of 1998 and 1999.

                                 Three months ended        Nine months ended
                                ----------------------    --------------------
                                  July 4,      July 3,     July 4,     July 3,
                                   1998         1999         1998        1999
                                ---------    ---------    --------    --------
   Revenue:
     License................           58%          50%         60%         53%
     Service................           42           50          40          47
                                ---------    ---------    --------    --------
   Total revenue............          100          100         100         100
   Costs and expenses:
     Cost of license
      revenue...............            1            1           1           1
     Cost of service
      revenue...............           14           19          14          18
     Sales and marketing....           42           40          38          39
     Research and
      development...........           10           12           9          12
     General and
      administrative........            6            6           6           6
     Amortization of
      goodwill and other
      intangible assets.....           --            3          --           2
     Acquisition and
      nonrecurring charges..           12           --          14           7
                                ---------    ---------    --------    --------
   Total costs and expenses.           85           81          82          85
                                ---------    ---------    --------    --------
   Operating income.........           15           19          18          15
   Other income (expense),
    net.....................           --           --          (1)          1
                                ---------    ---------    --------    --------
   Income before income
    taxes and extraordinary
    loss....................           15           19          17          16
   Provision for income
    taxes...................            9            6          10           6
                                ---------    ---------    --------    --------
   Income before
    extraordinary loss......            6           13           7          10
   Extraordinary loss.......           --           --          (2)         --
                                ---------    ---------    --------    --------
   Net income...............            6%          13%          5%         10%
                                =========    =========    ========    ========
   Pro forma---excluding
    amortization of
    intangible assets,
    acquisition and
    nonrecurring charges,
    and extraordinary loss:
     Operating income.......           27%          22%         32%         24%
     Net income.............           18%          16%         20%         17%

REVENUE. We derived our revenue primarily from software used in the mechanical segment of the computer-aided design, manufacturing, and engineering industry. Revenue from our enterprise information management product line, Windchill, reached 10% of our total revenue for the third quarter of 1999. Overall, license revenue decreased $9.1 million for the third quarter of 1999 compared to the third quarter of 1998 and $52.7 million for the first nine months of 1999 compared to the same period in 1998. Several factors contributed to this decrease, including the following. In August 1998 we repackaged and repriced our core Pro/ENGINEER product line. The average selling price of this software decreased by 17% for the third quarter of 1999 and 19% for the first nine months of 1999 from the comparable 1998 periods due primarily to the repricing and repackaging. Product unit sales increased 5% for the third quarter of 1999 and for the first nine months of 1999 compared to the same periods of 1998; however, this increase was not sufficient to offset the impact of the decrease in the average price of this software. In addition, we reorganized portions of our sales force during the first nine months of 1999 in order to move to a more strategic, solutions-oriented selling approach. This selling approach has to date resulted in longer and less predictable sales cycles. The disruption in our sales force caused by the reorganization resulted in lower sales productivity for the third quarter and first nine months of 1999 compared to the same period in 1998. Also, in October 1998, Rand A Technology Corporation became our exclusive distributor to small businesses in the U.S. and Europe, and, as described below, its performance to date has been disappointing.

Our service revenue is derived from the sale of software maintenance contracts and the performance of training and consulting services. Service revenue, which has a lower gross profit margin than license revenue, accounted for 50% of our overall revenue for the third quarter of 1999. Service revenue increased $28.2 million for the third quarter of 1999 compared to the third quarter of 1998, and increased $62.2 million for the first nine months of 1999 compared to the first nine months of 1998. These increases are primarily the result of growth in our installed customer base and increased training and consulting services performed for these customers.

We derived 58% and 56% of our total revenue from sales to international customers for the third quarter of 1998 and 1999, respectively. For the first nine months of 1998 and 1999, we derived 56% and 58% of our revenue from sales to international customers, respectively.


                             [GRAPH APPEARS HERE]

[bar chart depicting Revenue by Geography:

U.S.          Q3 98 - $101.7 million; Q3 99 - $116.7 million
Europe        Q3 98 - $104.0 million; Q3 99 - $ 97.5 million
Asia/Pacific  Q3 98 - $ 39.3 million; Q3 99 - $ 49.9 million

U.S.          First 9 months 98 - $335.3 million; First 9 months 99 - $330.0 million
Europe        First 9 months 98 - $310.4 million; First 9 months 99 - $293.0 million
Asia/Pacific  First 9 months 98 - $122.3 million; First 9 months 99 - $154.5 million]


Over the past year, we implemented several strategic initiatives designed to provide a foundation for future growth. These initiatives included the repricing and repackaging of our Pro/ENGINEER product line that we undertook in the fourth quarter of 1998; the reorganization of our sales force during the first nine months of 1999 as part of our transition to a more strategic, solutions-oriented selling approach; and our investment in the start up of our Windchill family of enterprise data management solutions. These initiatives, especially our emphasis on larger, more enterprise-wide, solutions-oriented sales, have resulted in longer and less predictable sales cycles and, at least in the short term, increased our dependence on consummating larger transactions in general. We continue to believe that these initiatives should lead to future growth, but the timing and magnitude of that growth--and therefore near-term results--remain uncertain. Our revenue growth and the level of our total revenue will be affected by the success of this approach and these initiatives, together with the factors referred to above under "Forward-Looking Statements."

In the first quarter of 1999, as part of our effort to focus our sales force on larger accounts, we appointed Rand as our exclusive distributor of mechanical design products to small businesses (i.e., those with revenues of $10 million and below). Rand has taken more time than expected to develop its marketing, sales, and distribution networks, and has faced increased competition from low-priced products. In the third quarter of 1999, we expanded the size of Rand's sales opportunities by appointing it as a non-exclusive distributor for a broader segment of small businesses in the U.S. and Germany. Providing this broader base of business opportunity should assist Rand in further developing its networks and growing sales of our products. Our future results could be adversely affected if Rand is unable to achieve certain sales levels or if it is unable to make existing and future minimum quarterly revenue payments.

COSTS AND EXPENSES. Our operating expenses are based on anticipated future revenue and are relatively fixed for the short term. We are incurring expenses that would support revenues in excess of current levels in order to implement our strategic initiatives, particularly as they relate to Windchill products. Although these expense levels have adversely affected net income, we continue to believe that these initiatives will provide a foundation for future growth.

COST OF LICENSE REVENUE. Our cost of license revenue consists of costs associated with reproducing and distributing software and documentation, royalties, and the amortization of internally developed, capitalized computer software costs. Cost of license revenue as a percent of license revenue was 2% and 3% for the third quarters of 1998 and 1999, and 2% and 3% for the first nine months of 1998 and 1999, respectively.

COST OF SERVICE REVENUE. Our cost of service revenue includes costs associated with training and consulting personnel, such as salaries and related costs and travel, and costs related to software maintenance, including costs incurred for customer support personnel and the release of maintenance updates. Cost of service revenue as a percent of service revenue was 33% and 38% for the third quarter of 1998 and 1999, and 34% and 38% for the first nine months of 1998 and 1999, respectively. The increase in cost of service revenue resulted primarily from growth in the staffing necessary to generate and support increased worldwide service revenue and provide ongoing quality customer support to our installed base.

SALES AND MARKETING. Our sales and marketing expenses primarily include salaries, sales commissions, travel, and facility costs. These costs have increased $1.7 million for the third quarter of 1999 and $12.0 million for the first nine months of 1999, compared to the same periods of 1998, primarily due to the growth of the Windchill sales force, partially offset by the sales force reorganizations. Total sales and marketing employees were 2,512 at July 4, 1998, 2,440 at September 30, 1998, and 2,056 at July 3, 1999.

RESEARCH AND DEVELOPMENT. Our research and development expenses consist principally of salaries and benefits, expenses associated with product translations, costs of computer equipment used in software development, and facility expenses. Compared to the third quarter and first nine months of 1998, research and development expenses increased 34% and 31% in the comparable periods of 1999. This increase is primarily attributable to our continued investment in the Windchill product line, including our InPart acquisition in the first quarter of 1999 and the Division and auxilium acquisitions in the second quarter of 1999.

GENERAL AND ADMINISTRATIVE. Our general and administrative expenses include costs of our corporate, finance, information technology, human resources, and administrative functions. These costs were flat in the third quarter of 1999 compared to the third quarter of 1998 and increased $4.3 million for the first nine months of 1999 compared to the same period in 1998. These increases represent our continued investment in information technology and the integration of acquired companies.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. These costs include the amortization of intangible assets acquired, including developed technology, goodwill, customer lists, assembled work force, and trade names. The increased amortization of $8.1 million and $12.8 million for the third quarter and first nine months of 1999 compared to the same periods in 1998 resulted from our recent acquisitions.

ACQUISITION AND NONRECURRING CHARGES.

ACQUISITIONS:

Computervision. In January 1998, we acquired Computervision Corporation by issuing 11.6 million shares of common stock in exchange for all of the outstanding common stock of Computervision. The merger was accounted for as a pooling of interests. In connection with the Computervision merger, we incurred a nonrecurring charge of $76.8 million for merger-related integration, consolidation, and transaction costs in the second quarter of 1998. The charge included $18.1 million of severance and termination benefits related to the elimination of approximately 450 positions, $12.7 million for the write-off of assets, $8.2 million for transaction costs, $17.4 million of contract costs associated with revised estimates, $7.2 million for the closing of leased facilities, and $13.2 million of lease termination and other costs. For additional information see Note B to the consolidated financial statements of our Annual Report on Form 10-K for the year ended September 30, 1998.

ICEM. In June 1998, we acquired ICEM Technologies, a division of Control Data Systems, Inc. for approximately $41.0 million in cash. The acquisition was accounted for as a purchase. As part of the acquisition, we recorded a nonrecurring charge of $28.9 million for purchased in-process research and development (R&D). For additional information see Note B to the consolidated financial statements of our Annual Report on Form 10-K for the year ended September 30, 1998.

InPart. In October 1998, we purchased InPart Design, Inc., a developer of DesignSuite(TM), a web-based repository of 3D mechanical component data, as well as the developer of enterprise software applications focused on web-based component and supplier management, which was founded in 1996. We allocated the purchase price of $38.1 million to the assets acquired and liabilities assumed based on our estimates of fair value. The values assigned included $741,000 for net liabilities assumed, $10.6 million for purchased in-process R&D, $4.1 million for developed technology, $1.1 million for customer lists, $200,000 for an assembled workforce, and $300,000 for trade names. The excess purchase price over the amounts allocated to assets acquired and liabilities assumed was recorded as goodwill of $22.5 million. Based upon certain conditions, we may be obligated to issue up to $15.0 million worth of additional shares in September 1999.

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

 . Cost of revenue for the purchased in-process technology, expressed as a percentage of revenue, was estimated to decline from 22% to 11% based on InPart's average historical cost of revenue and reflect future economies of scale.

 . Selling, general, and administrative expenses, as a percentage of revenue, was estimated to be 99% in 1999, reflecting an initial investment in the marketing of the in-process technology and declining to 40% thereafter. These amounts were based on industry average historical selling, general, and administrative costs.

Division:

 . Revenue was based on industry growth rates and Division's specific product offerings.

 . Cost of revenue for the purchased in-process technology, expressed as a percentage of revenue, was estimated to be 15% based on Division's average historical cost of revenue.

 . Selling, general, and administrative expenses, as a percentage of revenue, was estimated to be 47% in 1999, reflecting an initial investment in the marketing of the in-process technology and declining to 41% thereafter. These amounts were based on industry average historical selling, general, and administrative costs.

auxilium:

 . Revenue was based on industry growth rates and auxilium's specific product offerings.

 . Cost of revenue for the purchased in-process technology, expressed as a percentage of revenue, was estimated to be between 32% and 26% based on auxilium's average historical cost of revenue.

 . Selling, general, and administrative expenses, as a percentage of revenue, was estimated to be 53% in 1999, reflecting an initial investment in the marketing of the in-process technology and declining to 40% thereafter. These amounts were based on industry average historical selling, general, and administrative costs.

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

NONRECURRING CHARGES:

Sales Force Reorganizations. During the first quarter of 1999, we reorganized our sales force to provide a more focused approach to the unique product and service requirements of our customers. In connection with this action, we incurred a restructuring charge of $3.2 million for the severance and termination benefits of approximately 170 people who had been terminated during the first quarter of 1999 in accordance with management's plans. Of the $3.2 million charge, $2.6 million was paid during the first quarter of 1999 and the remainder was paid during the second quarter of 1999. During the second quarter of 1999, we incurred a restructuring charge of $5.8 million for the severance and termination benefits of approximately 150 people primarily in connection with the integration of our sales and related support groups. Of the $5.8 million charge, $3.4 million was paid during the third quarter of 1999. We expect to pay the remaining amounts in the fourth quarter of 1999.

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

OTHER INCOME (EXPENSE). Our other income (expense) includes interest income, interest expense, costs of hedging contracts, the gain or loss from the translation of results for subsidiaries for which the U.S. dollar is the functional currency, and other charges incurred in connection with financing customer contracts. For the third quarter of 1998, we reported other income of $2.1 million compared to other income of $852,000 for the third quarter of 1999. The decrease is primarily the result of a decrease in interest income due to invested balances being on average approximately $150 million lower during 1999 than 1998. For the first nine months of 1998, we reported other expense of $4.1 million compared to other income of $3.5 million for the comparable period of 1999. This change is primarily due to the elimination of interest expense on the Computervision debt that was paid in the second quarter of 1998.

INCOME TAXES. Our effective tax rate for the first nine months of 1998 was 55% compared with 37% for the corresponding period in 1999. The difference between our effective tax rate and the statutory federal income tax rate of 35% was primarily due to the charges for purchased in-process R&D in the first and second quarters of 1999 and losses of Computervision in the first quarter of 1998, neither of which were deductible for tax purposes. On a pro forma basis, which excludes amortization of intangible assets, acquisition and nonrecurring charges, and extraordinary items, our effective tax rate for the first nine months of 1999 was 30%.

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

EMPLOYEES. The number of worldwide employees was 4,899 at July 4, 1998 compared with 4,911 at September 30, 1998, and 5,038 at July 3, 1999. The increase over the prior year was a result of growth in our services organization and in the research and development group, primarily through acquisitions.

Liquidity and Capital Resources

Our operating activities, the proceeds from our issuance of stock under stock plans, and existing cash and investments provided sufficient resources to fund fluctuations in our employee base, capital assets needs, stock repurchases, acquisitions, and financing needs for the first nine months of 1998 and 1999.

As of July 3, 1999, cash and investments totaled $330.8 million, down from $426.2 million at September 30, 1998. The primary reasons for the decrease in cash and investments during the first nine months of 1999 were the repurchase of $90.0 million of common stock and the $73.1 million of payments for acquisitions, partially offset by net cash provided by operating activities.

Cash generated from operating activities was $122.4 million for the first nine months of 1998, compared to $104.5 million for the first nine months of 1999, net of cash expenditures for nonrecurring charges of $29.2 million in the first nine months of 1999.

In the first nine months of 1998 and 1999, we acquired $30.5 million and $23.5 million, respectively, of capital equipment consisting principally of computer equipment, software, and office equipment. In the third quarter of 1999, we purchased a software productivity tool for the Pro/ENGINEER product line from Rand for $20.0 million.

We used net cash for financing activities during the first nine months of 1998 to repay $275.7 million of Computervision debt and related interest and fees, offset by $75.8 million from the issuance of common stock under our stock plans. We used net cash for financing activities for the first nine months of 1999 to repurchase $90.0 million of common stock, offset by $16.0 million of proceeds from the issuance of common stock under our stock plans. Through July 3, 1999, we had repurchased 11.0 million of the 20.0 million shares authorized by the Board of Directors to be repurchased.

We believe that existing cash and investments together with cash generated from operations and the issuance of common stock under our stock plans will be sufficient to meet our requirements for working capital, capital expenditures, and financing through at least the next twelve months.

New Accounting Pronouncements

In accordance with recently issued accounting pronouncements, we will be required to comply with certain changes in accounting rules and regulations. See Note 5 to the unaudited consolidated financial statements included in this Form 10-Q.

Year 2000 Computer Systems Compliance

Concerns have been widely expressed regarding the inability of certain computer programs to properly process certain date information, particularly beyond the year 1999. These concerns focus on the impact of the Year 2000 problem on business operations and the potential costs associated with identifying and addressing the problem.

State of Readiness. We have developed a Year 2000 readiness plan focusing on:
(i) assessing the readiness of our product offerings, internal business systems, and major vendors and suppliers; (ii); addressing known risks; and
(iii) planning and budgeting for reasonably likely contingencies.

We have completed testing our current product offerings for Year 2000 compliance. Based on our review to date, we believe that our current product offerings are Year 2000-compliant. Some limited testing of newly acquired products is ongoing. We have conducted only limited testing of products that are no longer offered, and thus the Year 2000 compliance of such products is generally not known. Many of these untested products are previous releases of current offerings. Our customers can upgrade many of these products to achieve Year 2000 compliance.

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

Cost of Year 2000 Compliance. Costs incurred in our Year 2000 compliance effort include the allocation of personnel to testing our products and systems as well as to upgrading internal systems. During the third quarter of 1999, we incurred costs of approximately $500,000, and we estimate that another $1.0-
2.0 million may be spent on our compliance project. Costs have been and will be expensed as incurred. While our compliance evaluation and remediation project is not yet complete, we do not at this time foresee a material impact on our business or operating results from the Year 2000 problem. We cannot, of course, predict the nature or materiality of the impact on our operations or operating results of Year 2000 disruption by parties over whom we have no control. Furthermore, the purchasing patterns of our customers or potential customers may be affected by Year 2000 issues if they must expend significant resources to correct their own systems. As a result they may have fewer funds available to purchase our products and services.

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

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Certain class action lawsuits were filed in the fourth quarter of 1998 against us and certain of our current and former officers and directors in the U.S. District Court in Massachusetts claiming violations of the federal securities laws based on alleged misrepresentations regarding our anticipated revenue and earnings for the third quarter of 1998. The plaintiffs in these lawsuits joined together to file a consolidated and amended complaint in the second quarter of 1999. The consolidated and amended complaint seeks unspecified damages. We believe the claims made in the consolidated and amended complaint are without merit, and we intend to defend them vigorously. In the third quarter of 1999 we filed a motion to dismiss the consolidated and amended complaint. We cannot predict the outcome of this motion or the ultimate resolution of this action at this time, and there can be no assurance that the litigation will not have a material adverse impact on our financial condition or results of operations.

We are also subject to various legal proceedings and claims that arise in the ordinary course of business. We currently believe that resolving these matters will not have a material adverse impact on our financial condition or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

 27.1* Financial Data Schedule for the period ended July 3, 1999.
 99.1  Important Risk Factors Affecting Results (Exhibit 99.1 to our Quarterly
       Report on Form 10-Q for the period ended April 3, 1999).
 99.2 Annual Report to Stockholders for the fiscal year ended September 30, 1998 (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated in this Quarterly Report on Form 10-Q) (Exhibit 13.1 to our 1998 Annual Report on Form 10-K).

--------
*  Indicates document filed herewith.

  For our documents incorporated by reference, references are to File No. 0-
  18059.

(b) Reports on Form 8-K

  None.

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

Date: August 16, 1999