Form 10-K405
period 1999-09-30
PARAMETRIC TECHNOLOGY CORP
filed 1999-12-29
CIK 857005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: September 30, 1999

Commission File Number: 0-18059

PARAMETRIC TECHNOLOGY CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2866152 (I.R.S. Employer Identification Number)

128 Technology Drive, Waltham, MA 02453
(Address of principal executive offices, including zip code)

(781) 398-5000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to Section 12(g) of the Act:

None	Common Stock, $.01 par value per share (Title of Class)

Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days. YES    ☒         NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. YES  ☒         NO  ☐

The aggregate market value of our voting stock held by non-affiliates was approximately $5,134,659,216 on October 29, 1999 based on the last reported sale price of our common stock on The Nasdaq Stock Market on that day. There were 271,068,732 shares of our common stock outstanding on that day.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held February 10, 2000 (2000 Proxy Statement) are incorporated by reference into Part III.

PARAMETRIC TECHNOLOGY CORPORATION

ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR 1999

Table of Contents

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that describe our anticipated financial results and growth based on our plans and assumptions. Important information about the basis for these plans and assumptions and certain factors that may cause our actual results to differ materially from these statements is discussed in this report and contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 7 below.

PART I

ITEM 1:    Business

Introduction

Parametric Technology Corporation (PTC), founded in 1985 and headquartered in Waltham, MA, develops, markets and supports collaborative product commerce (CPC) and flexible engineering solutions that help companies shape innovation and achieve sustained competitive advantage. These solutions leverage our leadership in providing software that streamlines engineering processes, improves product quality, optimizes product information management and reduces cost and time-to-market cycles. Our CPC and flexible engineering software solutions are complemented by the strength and experience of our professional services organization, which provides training, consulting, implementation and support to customers worldwide.

CPC solutions include software and services that use Internet technologies to permit individuals using different computer-based tools in different locations with different roles in the commercialization of a product to collaboratively develop, build and manage products throughout their entire lifecycle. CPC subsumes many smaller, previously isolated markets that address various phases of the product lifecycle, such as product data management (PDM), component and supplier management (CSM), visualization and digital mockup, computer-aided design, manufacturing and engineering (CAD/CAM/CAE), enterprise application integration (EAI), program and project management, manufacturing planning and maintenance, repair and overhaul (MRO).

Historically, our core business focus has been to provide mechanical CAD/CAM/CAE solutions to customers through our flagship Pro/ENGINEER® design software, and we remain committed to providing our customers with industry-leading flexible engineering solutions based on this software. We believe, however, that there is growing demand for CPC solutions from manufacturers who, in order to stay competitive, must deliver more custom-tailored goods faster and at lower prices while relying more than ever before on geographically dispersed and dynamic supply chains. In order to pursue this opportunity, we have expanded our focus to encompass CPC solutions offered by our Web-based Windchill® information management software. This expanded focus allows us to increase the business impact our customers derive from our flexible engineering solutions and provides our customers with the additional tools they need to elevate their products into enterprise assets and to leverage these assets into new business opportunities.

Products and Services

Our Windchill Factor! e-Series™ is a comprehensive set of business software solutions for CPC. Built around Windchill's federated, Web-based architecture, the Windchill Factor! e-Series enables manufacturers to leverage the Internet in their product development and delivery process from customer driven engineer-to-order through development, manufacturing and retirement, allowing manufacturers to create innovative new products, deliver those products to market faster and manage the complexities of an evolving supply chain. The Windchill Factor! e-Series currently includes the:

•	Collaboration Factor!™ which provides an environment where businesses can share valuable product and process information, regardless of where that information resides or in what format it is.

•
Product Planning Factor!™ which enables businesses to meet the increasing demand for custom-tailored products by providing the means to define flexible engineered-to-order products, supply customer-specific portals and easily identify existing variation for reuse.

•
Engineering Factor!™ which optimizes the product innovation and design environment to reduce concept-to-design cycle times and improve team collaboration by linking directly with the engineering team using CAD/CAM and PDM tools.

•
Sourcing Factor!™ which gives manufacturers the ability to reduce global procurement and product development costs by standardizing and consolidating part and supplier information using our InPart™ component and supplier management technology.

•
Product Management Factor!™ which offers a complete set of enterprise scalable PDM functionality to promote concurrent engineering and to create a single source of product information available to all functional organizations, so that they receive the information they need when they need it.

•
Manufacturing Planning Factor!™ which integrates a company's product development and design with its manufacturing processes by creating and maintaining detailed process plans and executing production analysis and process simulation. This solution allows companies to increase information capture and reuse, optimize manufacturing processes and share this knowledge across the enterprise.

•
Production Factor!™ which integrates Windchill with market-leading enterprise resource planning systems allowing the exchange of part master, bill of material and engineering change information between Windchill and those systems.

•
Customization Factor!™ which lets manufacturers rapidly create and deploy customized Windchill lifecycle applications allowing them to leverage their own internal processes and practices into a competitive advantage.

Our family of mechanical CAD/CAM/CAE software solutions, the PTC i-Series™ , encompasses a broad spectrum of engineering disciplines essential to the development of virtually all manufactured products, ranging from consumer products to jet aircraft. Manufacturers compete on the basis of cost, time to market and product performance criteria, which are significantly affected by the quality and length of the product development process. The PTC i-Series offers high-performance, fully integrated solutions available on all leading hardware platforms, including Windows® native solutions, that enable end-users to reduce their time to market and manufacturing costs for their products and to improve product quality by easily evaluating multiple design alternatives and sharing data with bi-directional associativity. The PTC i-Series includes:

•
Pro/ENGINEER—our cornerstone mechanical design automation suite for 3D solid modeling with next generation behavioral modeling technology. Behavioral modeling is a knowledge management capability that provides a unique method of capturing engineers' innovations by generating objective-driven design solutions that then may be automatically optimized and re-used on subsequent designs, enabling companies to create more innovative, differentiated and functional products more quickly and easily than ever before.

•
Pro/MECHANICA®—our functional simulation software which allows users to evaluate and optimize the mechanical performance of product designs in real-world situations, reducing the need for expensive physical prototypes and enhancing overall product quality.

•
Pro/DESKTOP ™—our entry-level desktop modeling tool offering low cost, easy to use feature-based modeling, conceptual design and drafting that, when integrated with Pro/ENGINEER, provides a completely scalable, interoperable suite of associative design solutions that meet the needs of users throughout the product development continuum.

•	DIVISION™—our suite of visualization solutions ranging from readily deployable 2D and 3D viewing and redlining, to digital virtual mockup, behavior simulation and total-body virtual reality immersion.

•
ICEM Surf ™ and CDRS™—our advanced, interactive surfacing and styling tools. ICEM Surf is a premier Class A surface modeling product used in the automotive industry by nearly all major manufacturers for modeling high-quality, Class A surfaces as well as in the industrial design, tool design and consumer product markets. CDRS is a complete set of integrated tools for quickly creating realistic images with free-form surfaces that can be used throughout the product design cycle to evaluate, explore and communicate ideas to management and clients.

•
InPart ™—our Internet-based library of CAD parts containing 2D & 3D geometry, technical specifications and component selection software that allows mechanical engineers to download nearly 1 million certified part designs via the Internet, saving valuable time and expense.

•
CADDS®5i—our 3D mechanical design software acquired in the Computervision merger that offers production-proven product development tools spanning concept, design, analysis, drafting and manufacturing and is relied upon by many of the world's largest discrete manufacturing companies for the design and engineering of airplanes, ships and automobiles.

•	Pro/NC —PTC's manufacturing suite offering feature-based computer-aided manufacturing tools that significantly reduce the time for generating tooling over traditional approaches.

The PTC i-Series solutions benefit from the unique level of interoperability provided by our Associative Topology Bus (ATB) technology which allows for the exchange of data between various CAD tools without the loss of any design geometry. When changes occur, the ATB propagates those changes through the other PTC i-Series members, automatically updating affected deliverables, such as drawings and tooling.

Our CPC and flexible engineering software solutions are enhanced by our professional services organization (PSO) which is committed to providing the expertise needed to meet the consulting, education and technical support requirements of every type of company and user—in nine major support centers and more than 70 educational facilities worldwide. Our PSO, which has been one of the fastest growing areas of our business, focuses on:

•
Consulting Services designed to transform a company's business process into a competitive advantage by evaluating and recommending the tools and practices needed to create more productive engineering and information management environments, including long-range planning, process improvement, system implementation and product program strategies.

•	Education Services offering expert, comprehensive and efficient training programs for our entire product line tailored to the needs of each student and combining hands-on and classroom training.

•	Technical Support Services providing fast, accurate answers to software and product development questions through a variety of resources which are available worldwide.

Product Development

In order to be competitive in the CPC and flexible engineering marketplace, we must continually provide our customers with new software and service solutions. As a result we have increased our spending on research and development, and we are constantly looking for opportunities to acquire new technologies suited to our customers' needs.

Our ability to develop new mechanical CAD/CAM/CAE products rapidly is facilitated by the modular structure of our software code, which enables functional capabilities used in existing products to be accessed and utilized by new software modules, thereby reducing the amount of new code required to develop additional products. The major benefit of this approach is rapid development of new functionality. Our Windchill products expand the breadth of our offerings into CPC. This developing industry is characterized by new technologies, including Internet-centric, Java-based, object-oriented software. The Windchill products depend upon these new technologies as well as certain licensed third-party technologies.

We work closely with our customers to define improvements and enhancements to be integrated into our products. Using this approach, customers become involved in the product design process to validate feasibility and to influence functionality early in the product's life-cycle. We promoted various early adopter and pilot programs for our Windchill software that allowed us to focus our development efforts on addressing our customers' most pressing needs. In addition, we recently launched our new Enterprise Software Partners (ESP) program as the successor to our Cooperative Software Program (CSP). The ESP program is designed to provide partners with access to the Windchill Factor! e-Series and the PTC i-Series and provides the mechanism and environment to facilitate the integration of complementary products with our product lines. Through our open software toolkit, ESP members can build tightly integrated solutions that satisfy the various requirements of our customers.

Our research and development expenses were $93.2 million in 1997, $93.2 million in 1998 and $124.1 in 1999.

Acquisitions

In fiscal 1999, we made three important acquisitions that enhanced our flexible engineering and CPC product offerings.

First, in October 1998, we acquired InPart Design, Inc., a privately held company located in Saratoga, CA. InPart provides a comprehensive library of standard mechanical parts over the Internet that help manufacturers improve product development cycles and reduce component expenses. In addition to this and related CSM technology, InPart brought with it a vision regarding the future of Web-based enterprise applications that mirrored our own, and provided us an opportunity to strengthen our development and technical expertise in this area.

Second, in March 1999, we acquired Division Group plc, a publicly held developer of enterprise product data visualization, simulation and integration tools, with headquarters in Bristol, UK and San Diego, CA. Division's Web-centric visualization technology includes enterprise viewing tools that allow users in a company to view product data regardless of where it was created or where it resides and high-end virtual mockup and simulation tools for engineers, including flythrough and reality simulation.

Third, in March 1999, we purchased auxilium inc., a privately held developer of Web-based software tools for the integration of legacy systems, databases and applications located in Mendota Heights, MN. The core auxilium technology is Info*Engine®, an EAI application designed to facilitate interoperability between PDM and enterprise resource planning (ERP) applications, client-server data bases and legacy information systems, providing connectivity between engineering, planning, manufacturing, purchasing, suppliers and customers.

Sales and Marketing

We derived most of our revenue from products distributed directly by our sales force to our end-user customers with the remainder offered through third-party distributors. In the future, certain of our products will be available over the Internet. No single customer accounted for more than 10% of our revenue in any of the last three fiscal years.

In 1999, we implemented a worldwide reorganization of our sales and professional services organizations. This initiative was designed to refocus our sales and services organizations on larger accounts and required a shift from geography-based, product specific sales and services to named-account, solution-oriented sales and services. Because enterprise level, solution-oriented sales and service targets a different audience within our manufacturing customers and requires a different set of sales skills, the reorganization has required significant personnel changes, and is still in the process of completion. As part of our reorganization, we signed a multi-year agreement with Rand A Technology Corporation (Rand) to become the master distributor of our core mechanical design products to small businesses. This agreement gives Rand the rights to distribute certain products and their related maintenance services to the small business segment throughout North America and Europe.

Information about our foreign and domestic operations and export sales, and the risks thereof, may be found in Note M to the consolidated financial statements and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 7 below.

Competition

CPC is a relatively new industry, and we are a relatively new entrant. There are a number of companies already offering solutions that address specific functional areas within CPC such as: Agile Software Corp., Dassault Systemes, Inso Corporation, Matrix One and Structural Dynamics Research Corporation for PDM solutions; Aspect Development for part sourcing solutions; Vitria Technology, Inc. for enterprise application integration; and Dassault Systemes and Engineering Animation, Inc. for visualization and mock-up solutions. We also face competition from companies that are developing these solutions in-house. In addition, larger, more well known enterprise-solution companies with established customer bases may enter the CPC market and offer more complete solutions. There are also an increasing number of competitive mechanical CAD/CAM/CAE products. In this area, we compete most directly with products developed by Dassault Systems and marketed by IBM and products developed by Unigraphics and marketed by EDS and Structural Dynamics Research Corporation.

Proprietary Rights

Our software products and our other trademarks, including our company names, product names and logos, are proprietary. We protect our intellectual property rights in these items by relying on copyrights, trademarks, patents and common law safeguards, including trade secret protection, as well as restrictions on disclosures and transferability contained in our agreements with other parties. Despite these measures, there can be no assurance that the laws of all relevant jurisdictions will afford adequate protection to our products and other intellectual property. The software industry is characterized by frequent litigation regarding copyright, patent and other intellectual property rights. While we have not, to date, had any significant claims of this type asserted against us, there can be no assurance that someone will not assert such claims against us with respect to existing or future products or other intellectual property or that, if asserted, we would prevail in such claims. In the event a lawsuit of this type is filed, it could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not we ultimately prevail.

We believe that, due to the rapid pace of innovation within our industry, factors such as the technological and creative skills of our personnel are as important to establishing and maintaining a technology leadership position within the industry as are the various legal protections surrounding our technology. We believe that our products, technology and trademarks do not infringe any existing proprietary rights of others, although there can be no assurance that third parties will not assert infringement claims in the future.

Parametric Technology Corporation, Computervision, Pro/ENGINEER, Pro/MECHANICA, Windchill, CADDS, InPart and Info*Engine are registered trademarks of PTC or our subsidiaries in the United States and/or other countries. Parametric Technology, PTC, the PTC logo and all product names in the PTC product family are trademarks of PTC or our subsidiaries in the United States and/or other countries.

Backlog

We generally ship our products within 30 days after acceptance of a customer purchase order and execution of a software license agreement. Accordingly, we do not believe that our backlog at any particular point in time is indicative of future sales levels.

Employees

As of September 30, 1999, we had 4,998 employees, including 1,980 in sales, marketing and support activities; 1,427 in customer support, training and consulting; 476 in general and administration; and 1,115 in product development. Of these employees, 2,410 were located throughout the United States and 2,588 were located in foreign countries.

ITEM 2:    Properties

Our executive offices are currently located in approximately 302,000 square feet of leased office space in Waltham, MA. We also lease 217 offices in the United States and internationally through our foreign subsidiaries, predominately as sales and/or support offices and for development work. Of our total of approximately 2,081,000 square feet of leased facilities, approximately 1,376,000 is located in the U.S. and 705,000 is located outside the U.S. Several of our leased facilities were acquired in our merger with Computervision, including 686,000 square feet of office space in Bedford, MA. Approximately 616,000 square feet is not used for our current operations. As described in Notes B and H to the consolidated financial statements, these facilities have been included in our restructuring provisions. We have engaged in a subleasing and early lease termination initiative to employ alternate uses for these facilities.

In December 1999, we sold land and certain improvements under construction and entered into a lease covering approximately 381,000 square feet of office space in the Boston area that will allow us to consolidate and replace our Waltham operations. Occupancy and rent should begin in December 2000 and expire in December 2012, subject to completion of construction. We believe that our facilities are adequate for our present needs, but will continue to evaluate the need for additional space, as the requirements of the business change.

ITEM 3:    Legal Proceedings

Certain class action lawsuits were filed by shareholders in the fourth quarter of 1998 against us and certain of our current and former officers and directors in the U.S. District Court in Massachusetts claiming violations of the federal securities laws based on alleged misrepresentations regarding our anticipated revenue and earnings for the third quarter of 1998. The plaintiffs in these lawsuits joined together to file a consolidated and amended complaint in the second quarter of 1999. The consolidated and amended complaint seeks unspecified damages. We believe the claims made in the consolidated and amended complaint are without merit, and we intend to defend them vigorously. In the third quarter of 1999 we filed a motion to dismiss the consolidated and amended complaint. We cannot predict the outcome of this motion or the ultimate resolution of this action at this time, and there can be no assurance that the litigation will not have a material adverse impact on our financial condition or results of operations.

We are also subject to various legal proceedings and claims that arise in the ordinary course of business. We currently believe that resolving these matters will not have a material adverse impact on our financial condition or results of operations.

ITEM 4:    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the last quarter of fiscal 1999.

PART II

ITEM 5:    Market for Registrant's Common Equity and Related Stockholder Matters

Information with respect to this item may be found in the section captioned "Quarterly Financial Information" on page F-24 below.

On September 30, 1999, our common stock was held by 9,184 shareholders of record. We have not paid cash dividends on our common stock and have historically retained earnings for use in our business. We intend to review our policy with respect to the payment of dividends from time to time; however, there can be no assurance that any dividends will be paid in the future.

As of September 30, 1999, we issued an additional 600,000 shares of our common stock to stockholders of InPart Design, Inc. pursuant to our acquisition agreement with them. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because it did not involve a public offering.

ITEM 6:    Selected Financial Data

Information with respect to this item may be found in the section captioned "Five Year Summary of Selected Financial Data" on page F-24 below.

ITEM 7:    Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

In January 1998, we completed a merger with Computervision Corporation that has been accounted for as a pooling of interests. Accordingly, we have restated our consolidated financial statements to include the accounts and operations of Computervision for all periods prior to the merger presented in this Annual Report on Form 10-K. Unless otherwise indicated, this discussion and the accompanying consolidated financial statements and notes to the consolidated financial statements (Notes) reflect that restatement. In July 1997, Computervision sold its hardware support services business unit which had generated other services revenue and costs in 1997. Because of the sale, the results from this business have been excluded from the following discussion for all years presented. See Notes B and C. Unless otherwise indicated, all references to a year reflect our fiscal year that ends on September 30.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that describe our anticipated financial results and growth based on our plans and assumptions. Important information about the basis for these plans and assumptions and certain factors that may cause our actual results to differ materially from these statements is contained below and in "Important Factors That May Affect Future Results" beginning on page 16.

Business Overview

Historically, our core business focus has been to provide mechanical CAD/CAM/CAE solutions to customers through our flagship Pro/ENGINEER® design software, and while we remain committed to providing our customers with industry leading flexible engineering solutions based on this software, we believe that there is growing demand for collaborative product commerce (CPC) solutions from manufacturers who, in order to stay competitive, must deliver more custom-tailored goods faster and at lower prices while relying more than ever before on geographically dispersed and dynamic supply chains. CPC solutions include software and services that use Internet technologies to permit individuals—no matter what role they have in the commercialization of a product, no matter what computer-based tools they use, no matter where they are located geographically or in the supply chain—to collaboratively develop, build and manage products throughout their entire lifecycle. In order to pursue this opportunity, we expanded our focus in 1999 to encompass the complete CPC solution offered by our Web-based Windchill® information management software. This expanded focus going forward allows us to increase the business impact our customers derive from our flexible engineering solutions and provides our customers with the additional tools they need to elevate their products into enterprise assets and to leverage these assets into new business opportunities.

Results of Operations

The following is an overview of our results of operations for the last three years:

•	Total revenue was $979.8 million for 1997, $1,018.0 million for 1998 and $1,057.6 million for 1999.

•	Our year-to-year revenue growth rate was 4% in 1998 and 1999.

•	Income before extraordinary loss in 1998 increased $18.1 million, or 21%, between 1997 and 1998, and $13.6 million, or 13%, between 1998 and 1999.

•
Pro forma net income, which excludes the amortization of goodwill and intangible assets, acquisition and nonrecurring charges and the extraordinary loss, was $146.2 million in 1997, $199.4 million in 1998 and $184.4 million in 1999.

The following table shows certain consolidated financial data as a percentage of our total revenue for the last three years. The results of the Computervision other services business unit have been omitted from the table.

	September 30,
	1997	1998	1999
Revenue:
License	66%	60%	53%
Service	34	40	47

Total revenue	100	100	100

Costs and expenses:
Cost of license revenue	2	2	1
Cost of service revenue	13	13	18
Sales and marketing	40	39	39
Research and development	9	9	12
General and administrative	6	6	6
Amortization of goodwill and other intangible assets	0	0	2
Acquisition and nonrecurring charges	5	10	5

Total costs and expenses	75	79	83

Operating income	25	21	17
Interest expense	(4)	(1)	0
Interest income	2	2	1
Other expense, net	(1)	(1)	(1)

Income before income taxes	22	21	17
Provision for income taxes	12	10	6

Income before extraordinary loss	10	11	11
Extraordinary loss, net	—	2	—

Net income	10%	9%	11%

Pro forma, excluding amortization of goodwill and intangible assets, acquisition and nonrecurring charges and extraordinary loss:

Operating income	29%	31%	24%
Net income	15%	20%	17%

Revenue

We derived our revenue primarily from software and services related to the mechanical segment of the CAD/CAM/CAE industry. In 1999, 8% of our revenue was derived from software and services related to our Windchill CPC solution.

License revenue decreased 6% in 1998 and 8% in 1999. Several factors, including those described below, contributed to these decreases. In August 1998 we repackaged and repriced our core Pro/ENGINEER design software. The average selling price of this software decreased by 7% in 1998 and by 16% in 1999 due primarily to this repricing and repackaging. Product unit sales were flat in 1998 and up 1% in 1999; however, the increase in unit sales was not sufficient to offset the impact of the decrease in the average price of our software. In addition, we reorganized our sales force during 1999 from a territorial focus to a named-account focus in order to move to a more strategic, solutions-oriented selling approach. In the near-term, the disruption in our sales force caused by the reorganization resulted in lower sales capacity and lower productivity in 1999 compared to 1998 and 1997. Also, in October 1998, Rand A Technology Corporation became our exclusive distributor to small businesses in the U.S. and Europe, and, as described below, its performance was impacted by the transition required by this new relationship. Moreover, in 1998, we experienced weaker than anticipated results in the Asia/Pacific region. Additional factors affecting our revenues and operating results are listed under "Important Factors That May Affect Future Results" below.

We licensed over 90% of our products directly to end-user customers in each of the last three fiscal years. The balance was licensed through third-party distributors. The percentage of our CAD/CAM/CAE products that we license through third-party distributors may increase in the future.

Our service revenue is derived from the sale of software maintenance contracts and the performance of training and consulting services. Service revenue, which has a lower gross profit margin than license revenue, accounted for 34% of total revenue in 1997, and increased to 40% in 1998 and 47% in 1999. Service revenue increased 22% in 1998 and 21% in 1999. This increase is the result of growth in our installed customer base and increased training and consulting services performed for these customers offset by a decline in the Computervision installed base. We expect service revenue to continue to increase in absolute dollars in 2000.

We derived 57%, 56% and 56% of our total revenue from sales to international customers in 1997, 1998 and 1999, respectively. Direct export sales were $148.5 million, $115.2 million and $166.2 million in 1997, 1998 and 1999, respectively.

[Chart Showing Revenue By Geography (in millions)]

	1997	1998	1999
U.S.	$424.3	$449.9	$464.4
Europe	364.2	408.1	390.0
Asia/Pacific	191.2	160.0	203.2

Over the past year, we implemented several strategic initiatives designed to provide a foundation for future growth. These initiatives included the repricing and repackaging of our Pro/ENGINEER product line that we undertook in the fourth quarter of 1998; the reorganization of our sales force during 1999 as part of our transition to a more strategic, solutions-oriented approach to sales and service; and our investment in the start up of our Windchill CPC solutions. As the transformation of our sales force continues to take shape and our Windchill CPC solutions continue to gain market acceptance, we expect to see future growth. Given the transitional nature of these initiatives, however, the timing and magnitude of that growth—and therefore near-term results—remain uncertain. In addition, these initiatives, especially our emphasis on larger, more enterprise-wide solutions, have resulted in longer and less predictable sales cycles and, at least in the short term, increased our dependence on consummating larger transactions in general. Our revenue growth and the level of our total revenue will be affected by the success of this approach and these initiatives, together with the factors referred to below under "Important Factors That May Affect Future Results."

In the first quarter of 1999, as part of our effort to focus our sales force on larger accounts, we appointed Rand as our exclusive distributor of mechanical design products to small businesses (i.e., those with revenues of $10 million and below). Rand is in the process of developing its marketing, sales and distribution networks and has faced increased competition from low-priced products. In the third quarter of 1999, we expanded the size of Rand's sales opportunities by appointing it as a non-exclusive distributor for a broader segment of small businesses in the U.S. and Germany. Providing this broader base of business opportunity should assist Rand in further developing its network and growing sales of our products. Our results could be adversely affected if Rand is unable to achieve certain sales levels or if it is unable to make existing and future minimum quarterly revenue payments.

Costs and Expenses

All cost and expense categories in 1997, 1998 and 1999 were impacted by the acquisition and nonrecurring charges taken. See Note B. Our operating expenses are based on anticipated future revenue and are relatively fixed for the short term. We are incurring expenses that would support revenues in excess of current levels in order to implement our strategic initiatives, particularly as they relate to our Windchill CPC solutions. Although these expense levels have adversely affected net income, we continue to believe that these initiatives will provide a foundation for future growth.

Cost of License Revenue

Our cost of license revenue consists of costs associated with reproducing and distributing software and documentation and the payment of royalties. Cost of license revenue as a percent of license revenue has been 3% for each of the last three years.

Cost of Service Revenue

Our cost of service revenue includes costs associated with training and consulting personnel, such as salaries and related costs and travel, and costs related to software maintenance, including costs incurred for customer support personnel and the release of maintenance updates. The increase in our cost of service revenue resulted primarily from growth in the staffing necessary to generate increased worldwide service revenue and to provide ongoing high-quality customer support to our growing installed base. Cost of service revenue as a percent of service revenue has been 39%, 34% and 39% in 1997, 1998 and 1999, respectively. This increase reflects our investment in the staffing necessary to support our new product offerings, principally our Windchill CPC solutions.

Sales and Marketing

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, travel and facility costs. These costs increased 2% in 1998 and 3% in 1999 primarily due to the growth of the sales force related to our Windchill CPC solutions, partially offset by reductions associated with the sales force reorganizations. Total sales and marketing employees were 2,395 in 1997, 2,440 in 1998 and 1,980 in 1999. The higher costs in 1999 are due to the higher average cost per sales employee. International sales and marketing expenses represented 62% in 1997, 59% in 1998 and 57% in 1999 of total sales and marketing expenses.

Research and Development

Our research and development expenses consist principally of salaries and benefits, expenses associated with product translations, costs of computer equipment used in software development and facility expenses. Compared to the prior years, research and development expenses were flat in 1998 and increased 33% in 1999. The flat level of spending in 1998 compared to 1997 is primarily attributable to the impact of workforce reductions associated with the Computervision merger offset by our continued investment in research and development, particularly in relation to our Windchill CPC solutions. The increase in 1999 compared to 1998 is primarily attributable to our continued investment in Windchill CPC solutions, including our InPart, Division and auxilium acquisitions in 1999. We expect our investment in research and development to increase in absolute dollars in 2000.

General and Administrative

Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources and administrative functions. These costs decreased 5% in 1998 and increased 10% in 1999. The decrease in these expenses in 1998 was principally due to the impact of workforce reductions and lower depreciation related to fixed asset write-offs associated with our merger with Computervision. The increase in 1999 represents our continued investment in information technology and the integration of acquired companies.

[Chart Showing Cost and Expenses (in millions)]

	1997	1998	1999
Cost of License Revenue	$ 18.3	$ 15.3	$ 16.5
Cost of Service Revenue	131.1	140.6	191.1
Sales and Marketing	388.5	395.4	407.9
Research and Development	93.2	93.2	124.1
General and Administrative	59.8	57.0	62.9
Amortization of Goodwill and Intangible assets	2.7	2.7	22.9
Acquisition and Nonrecurring Charges	45.0	105.8	53.3

Amortization of Goodwill and Other Intangible Assets

These costs represent the amortization of intangible assets acquired, including developed technology, goodwill, customer lists, assembled work force and trade names. The increased amortization of $20.2 million in 1999 compared to 1997 and 1998 resulted from our 1999 acquisitions.

Acquisition and Nonrecurring Charges

Acquisitions

Computervision.    In January 1998, we merged with Computervision Corporation by issuing 11.6 million shares of common stock in exchange for all of the outstanding common stock of Computervision. In connection with the merger, we incurred a nonrecurring charge of $76.8 million for merger-related integration, consolidation and transaction costs in the second quarter of 1998. The charge included $18.1 million of severance and termination benefits related to the elimination of approximately 450 positions, $12.7 million for the write-off of assets, $8.2 million for transaction costs, $17.4 million of contract costs associated with revised estimates, $7.2 million for the closing of leased facilities and $13.2 million of lease termination and other costs. For additional information see Note B.

ICEM.    In June 1998, we acquired ICEM Technologies, a division of Control Data Systems, Inc. for $40.6 million in cash. Headquartered in Frankfurt, Germany, ICEM provides advanced surfacing and reverse engineering software tools used by body and styling engineers in the automotive and aerospace industries. The acquisition was accounted for as a purchase. Accordingly, we allocated the purchase price to the assets acquired and liabilities assumed based on our estimates of fair value. The amounts allocated to tangible and intangible assets acquired less the liabilities assumed exceeded the purchase price by approximately $7.0 million. This excess value over the purchase price was allocated to reduce proportionately the values assigned to long-term assets and purchased in-process research and development (R&D) in determining their values. The values assigned included $2.1 million for net assets acquired, $28.9 million for purchased in-process R&D, $8.0 million for developed technology, $1.6 million for an assembled workforce and $1.0 million for trade names.

InPart.    In October 1998, we purchased InPart Design, Inc., a developer of DesignSuite, a Web-based repository of 3D mechanical component data, as well as the developer of enterprise software applications focused on Web-based component and supplier management, which was founded in 1996. We allocated the purchase price of $38.1 million to the assets acquired and liabilities assumed based on our estimate of fair value. The values assigned included $741,000 for net liabilities assumed, $10.6 million for purchased in-process R&D, $4.1 million for developed technology, $1.1 million for customer lists, $200,000 for an assembled workforce and $300,000 for trade names. The excess purchase price over the amounts allocated to assets acquired and liabilities assumed was recorded as goodwill of $22.5 million.

Division.    In March 1999, we purchased Division Group plc, a developer of enterprise product data visualization, simulation and integration tools. We allocated the purchase price of $48.1 million to the assets acquired and liabilities assumed based on our estimates of fair value. The values assigned included $555,000 for net assets acquired, $9.0 million for purchased in-process R&D, $3.3 million for developed technology, $2.0 million for customer lists, $970,000 for an assembled workforce and $2.5 million for trade names. The excess purchase price over the amounts allocated to assets acquired and liabilities assumed was recorded as goodwill of $29.8 million.

auxilium.    In March 1999, we purchased auxilium inc., a developer of Web-based software tools for the integration of legacy systems, databases and applications, which was founded in 1997. We allocated the purchase price of $101.7 million to the assets acquired and liabilities assumed based on our estimates of fair value. The values assigned included $182,000 for net liabilities assumed, $18.6 million for purchased in-process R&D, $700,000 for developed technology, $5.0 million for customer lists, $630,000 for an assembled workforce and $6.0 million for trade names. The excess purchase price over the amounts allocated to assets acquired and liabilities assumed was recorded as goodwill of $70.9 million.

In the opinion of management, the purchased in-process R&D for the acquisitions of ICEM, InPart, Division and auxilium had not yet reached technological feasibility and had no alternative future use. Accordingly, we recorded nonrecurring charges of $28.9 million during the third quarter of 1998 related to ICEM, $10.6 million in the first quarter of 1999 related to InPart and $27.6 million in the second quarter of 1999 related to Division and auxilium. The values assigned to purchased in-process R&D were determined by identifying research projects for which technological feasibility had not been established. The values of the purchased in-process R&D were determined by estimating the stage of completion, including consideration of the complexity of the work completed, the costs incurred and the projected costs to complete, the contribution of any core technology and other acquired assets and the projected product introduction dates, estimating the resulting net cash flows from the products developed and discounting the net cash flows back to their present value. For each acquisition, the estimates were based on the following major assumptions:

ICEM:

•	Revenue was estimated to grow at a compound rate of 33% over the first five years and 14% thereafter.

•
Cost of revenue for the purchased in-process technology, expressed as a percentage of revenue, was estimated to decline from 20% to 10% through 2006 based on ICEM's average historical cost of revenue and reflect future economies of scale.

•	Selling, general and administrative expenses were estimated to be 29% of revenue for all periods, consistent with ICEM's historical average.

InPart:

•	Revenue was estimated to begin late in 1999 and to grow based on industry growth rates and Inpart's specific product offerings.

•
Cost of revenue for the purchased in-process technology, expressed as a percentage of revenue, was estimated to decline from 22% to 11% based on InPart's average historical cost of revenue and reflect future economies of scale.

•
Selling, general and administrative expenses, as a percentage of revenue, were estimated to be 99% in 1999, reflecting an initial investment in the marketing of the in-process technology and declining to 40% thereafter. These amounts were based on industry average historical selling, general and administrative costs.

Division:

•	Revenue was based on industry growth rates and Division's specific product offerings.

•	Cost of revenue for the purchased in-process technology, expressed as a percentage of revenue, was estimated to be 15% based on Division's average historical cost of revenue.

•
Selling, general and administrative expenses, as a percentage of revenue, were estimated to be 47% in 1999, reflecting an initial investment in the marketing of the in-process technology and declining to 41% thereafter. These amounts were based on industry average historical selling, general and administrative costs.

auxilium:

•	Revenue was based on industry growth rates and auxilium's specific product offerings.

•	Cost of revenue for the purchased in-process technology, expressed as a percentage of revenue, was estimated to be between 32% and 26% based on auxilium's average historical cost of revenue.

•
Selling, general and administrative expenses, as a percentage of revenue, were estimated to be 53% in 1999, reflecting an initial investment in the marketing of the in-process technology and declining to 40% thereafter. These amounts were based on industry average historical selling, general and administrative costs.

The net cash flows also considered net working capital requirements and capital spending needs related to the purchased in-process technology. The rates used to discount net cash flows for the purchased in-process technology to its present value for the ICEM (24%), Inpart (28%), Division (25%) and auxilium (26% to 30%) acquisitions were based on the weighted average cost of capital and took into account the uncertainty surrounding the successful development of the purchased in-process technology for each acquisition. If these projects are not successfully developed, future revenue and profitability may be adversely affected, and the value of intangible assets acquired may become impaired.

Nonrecurring Charges

Computervision.    Our results for 1997 include a nonrecurring charge of $45.0 million related to the restructuring of the Computervision software business in order to reduce costs and improve operating results in future periods by reducing personnel by approximately 300 positions and closing certain facilities.

Sales Force Reorganizations.    During the first quarter of 1999, we reorganized our sales force to provide a more focused approach to the unique product and service requirements of our customers. In connection with this action, we incurred a restructuring charge of $3.2 million for the severance and termination benefits of approximately 170 people who had been terminated during the first quarter of 1999 in accordance with management's plans. During the second quarter of 1999, we incurred a restructuring charge of $5.8 million primarily for the severance and termination benefits of approximately 150 people in connection with the integration of our sales and related support groups. All amounts related to terminated employees were paid in 1999.

Facility Consolidation and Asset Impairment.     During the second quarter of 1999, we incurred a restructuring charge of $1.4 million for the consolidation of certain excess leased facilities. Also, in the second quarter we recorded an impairment loss of $4.7 million on certain intangible assets related to our industrial design (CDRS) activities. Due to recent acquisitions and the development of new technology, the carrying value of these assets was impaired.

Interest Expense

Our interest expense in 1997 and 1998 related primarily to debt incurred by Computervision prior to the merger that we paid off in the second quarter of 1998. See Note G.

Interest Income

Interest income relates to the earnings on the investment of our excess cash balance in various financial instruments. The 1998 increase in interest income of 5% resulted from higher average annual yields compared to 1997. The 41% decrease in interest income in 1999 compared to 1998 resulted from lower average annual yields and lower average cash balances of approximately $140 million.

Other Expense

A large portion of our revenue and expenses is transacted in foreign currencies. In order to reduce our exposure to fluctuations in foreign exchange rates, from time to time we engage in hedging transactions involving the use of foreign exchange forward contracts and foreign exchange option contracts in the primary European and Asian currencies. Our other expense includes the costs of the hedging contracts, the gain or loss from the translation of results for subsidiaries for which the U.S. dollar is the functional currency and other charges incurred in connection with financing customer contracts. See Note A.

Income Taxes

Our effective income tax rate was 57% in 1997, 48% in 1998 and 34% in 1999. The higher effective tax rate in 1997 and 1998 over the statutory federal tax rate (35%) was due primarily to the non-deductibility of certain expenses included in the acquisition and nonrecurring charges in 1998 as well as the net operating losses of Computervision incurred principally in 1997 which could not be benefited. The lower effective tax rate in 1999 resulted primarily from the use of Computervision net operating losses, partially offset by the non-deductibility of certain acquisition-related charges. Excluding non-benefited net operating losses and acquisition and nonrecurring charges, our tax rate was 35% in 1997, 34% in 1998 and 27% in 1999. See Note F.

Extraordinary Loss

In connection with the Computervision merger, we assumed a revolving note payable and long-term debt obligations. During the second quarter of 1998, we paid $275.7 million for settlement of the outstanding note, debt obligations, accrued interest and related fees, and we incurred an extraordinary after-tax loss of $19.0 million related to the write-off of deferred financing costs and other prepayment costs associated with this debt. See Note G.

Liquidity and Capital Resources

Our operating activities, the proceeds from our issuance of stock under stock plans and existing cash and investments provided sufficient resources to fund our employee base, capital asset needs, stock repurchases, acquisitions and financing needs, in all years presented.

As of September 30, 1999, cash and investments totaled $353.9 million, down from $426.2 million at September 30, 1998. The primary reasons for the decrease in cash and investments during 1999 were the repurchase of $90.0 million of common stock, the $72.9 million of payments for two of the acquisitions during the year and the $35.2 million of payments to acquire property and equipment partially offset by the net cash provided by operating activities. Our investment portfolio is diversified among security types, industries and individual issuers. Our investments are generally liquid and investment grade. The portfolio is primarily invested in short-term securities to minimize interest rate risk and to facilitate rapid deployment in the event of immediate cash needs.

Cash generated from operating activities was, $195.8 million in 1997, $181.9 million in 1998 and $150.8 million in 1999, including cash expenditures for nonrecurring charges of $38.9 million in 1997, $62.3 million in 1998 and $34.2 million in 1999.

In 1997, 1998 and 1999, we acquired $36.2 million, $35.8 million and $35.2 million, respectively, of capital equipment consisting principally of computer equipment, software and office equipment. We spent $5.0 million in 1997, $40.6 million in 1998 and $72.9 million in 1999 to acquire businesses. These expenditures were partially offset by $30.1 million received from the sale of a Computervision business unit in June 1997. In the third quarter of 1999 we purchased ModelCHECK, a software productivity tool for the Pro/ENGINEER product line, for $20 million. In December 1999, we sold land and certain improvements under construction for approximately $31 million and entered into a lease covering approximately 381,000 square feet of office space in the Boston area that will allow us to consolidate and replace our Waltham operations. Occupancy and rent should begin in December 2000 and expire in December 2012, subject to completion of construction.

We used net cash for financing activities in 1997, 1998 and 1999, primarily to repurchase $184.8 million, $50.0 million and $90.0 million, respectively, of our stock, and to pay off the Computervision debt in 1998 of $275.7 million. These expenditures were partially offset by proceeds of $66.3 million, $70.4 million and $23.9 million, in 1997, 1998 and 1999, respectively, from the issuance of our common stock under our stock plans.

In May 1994, we announced that our Board of Directors had authorized a plan allowing us to repurchase up to 6.0 million shares of our common stock. In September 1997, our Board of Directors increased that number to 12.0 million. In October 1997, in anticipation of the Computervision merger, we suspended repurchases and the Board of Directors ultimately rescinded its authorization of the repurchase program in November 1997. Under the program, we repurchased a total of 11.6 million shares at a cost of $260.0 million. In September 1998, our Board of Directors authorized a new plan that allows us to repurchase of up to 20.0 million shares. Through September 30, 1999, we purchased 11.0 million shares at a cost of $139.9 million. The repurchased shares will be used to issue shares for stock option exercises, employee stock purchase plans and potential acquisitions.

We believe that existing cash and short-term investments together with cash generated from operations and the issuance of common stock under our stock plans will be sufficient to meet our working capital, financing and capital expenditure requirements through at least 2000.

Year 2000 Compliance

Concerns have been widely expressed regarding the inability of certain computer programs to properly process certain date information, particularly beyond the year 1999. These concerns focus on the impact of the "Year 2000 problem" on business operations and the potential costs associated with identifying and addressing the problem.

State of Readiness.    We developed a Year 2000 readiness plan focusing on: (i) assessing the readiness of our product offerings, internal business systems and major vendors and suppliers; (ii) addressing known risks; and (iii) planning and budgeting for reasonably likely contingencies.

We have completed testing our current product offerings for Year 2000 compliance, and based on our review we believe that our current product offerings are Year 2000-compliant. Some limited testing of newly acquired products is ongoing. We conducted only limited testing of products that are no longer offered, and thus the Year 2000 compliance of such products is generally not known. Many of these untested products are previous releases of current offerings. Our customers can upgrade many of these products to achieve Year 2000 compliance.

We have also reviewed and upgraded our internal information technology and business systems, both domestically and internationally, to ensure Year 2000 readiness.

Finally, we have surveyed the Year 2000 readiness of our major vendors and suppliers, with a particular focus on assuring the Year 2000 readiness of our mission critical vendors and suppliers.

Cost of Year 2000 Compliance.    Costs incurred in our Year 2000 compliance effort include the allocation of personnel to testing our products and systems as well as to upgrading internal systems. During 1999, we incurred costs of approximately $4.0 million on our compliance project. Costs were expensed as incurred. We do not at this time foresee a material impact on our business or operating results from the Year 2000 problem. We cannot, of course, predict the nature or materiality of the impact on our operations or operating results of Year 2000 disruption by parties over whom we have no control. Furthermore, the purchasing patterns of our customers or potential customers may be affected by Year 2000 issues if they must expend significant resources to correct their own systems. As a result, they may have fewer funds available to purchase our products and services.

Risk of Year 2000 Issues and Contingency Plans.     Our worst case Year 2000 scenarios would include: (i) undetected errors or uncorrected defects in our current product offerings; (ii) corruption of data contained in our internal information systems that would inhibit core business functions; and (iii) the failure of infrastructure services provided by third parties and government agencies (e.g., electricity, phone/fax service, internet/email, shipping and banking services, etc.). We have contingency plans in all of these areas that include among other things, the availability of support personnel to assist with customer support issues, manual "work arounds" for internal software failure and substitution of systems, if needed.

New Accounting Pronouncements

In accordance with recently issued accounting pronouncements, we will be required to comply with certain changes in accounting rules and regulations. See Note A.

Important Factors That May Affect Future Results

The following are some of the factors that could affect our future results. They should be considered in connection with evaluating forward-looking statements contained in this Annual Report on Form 10-K and otherwise made by us or on our behalf, because these factors could cause actual results and conditions to differ materially from those projected in forward-looking statements.

I.    Operational Considerations

Our operating results fluctuate within each quarter and from quarter-to-quarter making our future revenues and operating results difficult to predict

While our sales cycle varies substantially from customer to customer, we usually realize a high percentage of our revenue in the third month of each fiscal quarter, and this revenue tends to be concentrated in the latter half of that month. Our orders early in a quarter will not generally occur at a rate which, if sustained throughout the quarter, would be sufficient to assure that we will meet our revenue targets for any particular quarter. Moreover, our sales force reorganizations in 1999 and our shift in business emphasis to a more solutions-oriented sales process—undertaken in part to increase our average order size—have resulted in longer and more unpredictable sales cycles for products and services. Accordingly, our quarterly results may be difficult or impossible to predict prior to the end of the quarter. Any inability to obtain large orders or orders in large volumes or to make shipments or perform services in the period immediately preceding the end of any particular quarter may cause the results for that quarter to fall short of our revenue targets. In addition, our operating expenses are based on expected future revenue and are relatively fixed for the short term. As a result, a revenue shortfall in any quarter could cause our earnings for that quarter to fall below expectations as well. Any failure to meet our quarterly revenue or earnings targets could adversely impact the market price of our stock.

Other factors that may also cause quarter-to-quarter revenue and earnings fluctuation, include the following:

•
our sales incentive structure is weighted more heavily toward the end of the fiscal year, and the rate of revenue growth for the first quarter historically has been lower and more difficult to predict than that for the fourth quarter of the immediately preceding fiscal year; and

•	variability in the levels of professional service revenues and the mix of our license and service revenues.

In addition, the levels of quarterly or annual software or service revenue in general, or for particular geographic areas, may not be comparable to those achieved in previous periods.

We may not be able to implement new initiatives successfully

We have had a history of rapid growth and development as an organization. Part of our success has resulted from our ability to implement new initiatives. Our future operating results will continue to depend upon:

•	the success of our sales force reorganization initiatives, including

-	our shift from point sales to solution sales,
-	our shift from geography-based to named-account sales,
-	the ability of our sales reps to learn and sell our full product line, and
-	Rand's ability to perform, including building a distributor network and competing successfully in the small business segment of the mechanical CAD/CAM/CAE arena

•	our ability to anticipate and meet evolving customer requirements in the CPC arena and successfully deliver products and services at an enterprise level; and

•	our ability to identify and penetrate additional industry segments that represent growth opportunities.

We may not be successful in integrating recently acquired businesses or products

We have increased our product range and customer base in the recent past due in part to acquisitions. We may acquire additional businesses or product lines in the future. The success of any acquisition may be dependent upon our ability to integrate the acquired business or products successfully and to retain key personnel and customers associated with the acquisition. If we fail to do so, or if the costs of or length of time for integration increase significantly, it could negatively affect our business.

In addition, acquisitions may result in the allocation of purchase price to in-process R&D. The Securities and Exchange Commission (SEC) has raised issues regarding the methodologies used and allocation of purchase price to in-process R&D and has required some companies to adjust or restate prior periods to reduce allocations to in-process R&D, thereby increasing intangible assets and future amortization expense. While we believe that our in-process R&D allocations are appropriate, if the SEC were to require us to change an allocation, this would result in a higher amortization expense, which would adversely impact our operating results.

We are dependent on key personnel whose loss could cause delays in our product development and sales efforts

Our success depends upon our ability to attract and retain highly skilled technical, managerial and sales personnel. Competition for such personnel in the high technology industry is intense. We assume that we will continue to be able to attract and retain such personnel. The failure to do so, however, could have a material adverse effect on our business.

We must continually modify and enhance our products to keep pace with changing technology, and we may experience delays in developing and debugging our software

We must continually modify and enhance our products to keep pace with changes in computer software, hardware and database technology, as well as emerging standards in the Internet software industry. Our ability to remain competitive will depend on our ability to:

•	enhance our current offerings and develop new products and services that keep pace with technological developments through

-	internal research and development,

-	acquisition of technology, and

-	strategic partnerships;

•	meet evolving customer requirements, especially ease-of-use;

•	provide adequate funding for development efforts; and

•	license appropriate technology from third parties.

Also, as is common in the computer software industry, we may from time to time experience delays in our product development and "debugging" efforts. Our performance could be hurt by significant delays in developing, completing or shipping new or enhanced products. Among other things, such delays could cause us to incorrectly predict the fiscal quarter in which we will realize revenue from the shipment of the new or enhanced products and give our competitors a greater opportunity to market competing products.

We may be unable to price our products competitively or distribute them effectively

Our success is tied to our ability to price our products and services competitively and to deliver them efficiently, including our ability to:

•	provide products with functionality that our customer want at a price they can afford;

•	build appropriate direct distribution channels;

•	utilize the Internet for sales; and

•	build appropriate indirect distribution channels through Rand or others.

We depend on sales from outside the United States that could be adversely affected by changes in the international markets

A significant portion of our business comes from outside the United States. Accordingly, our performance could be adversely affected by economic downturns in Europe or the Asia/Pacific region. Another consequence of significant international business is that a large percentage of our revenues and expenses are denominated in foreign currencies that fluctuate in value. Although we may enter into foreign exchange forward contracts and foreign exchange option contracts to offset a portion of the foreign exchange fluctuations, unanticipated events may have a material impact on our results. Other risks associated with international business include:

•	changes in regulatory practices and tariffs;

•	staffing and managing foreign operations, including the difficulties in providing cost-effective, equity-based compensation to attract skilled workers;

•	longer collection cycles in certain areas;

•	potential changes in tax and other laws;

•	greater difficulty in protecting intellectual property rights; and

•	general economic and political conditions.

We may not be able to obtain copyright or patent protection for the software products we develop or our other trademarks

Our software products and our other trademarks, including our company names, product names and logos, are proprietary. We protect our intellectual property rights in these items by relying on copyrights, trademarks, patents and common law safeguards, including trade secret protection, as well as restrictions on disclosures and transferability contained in our agreements with other parties. Despite these measures, there can be no assurance that the laws of all relevant jurisdictions will afford adequate protection to our products and other intellectual property. The software industry is characterized by frequent litigation regarding copyright, patent and other intellectual property rights. While we have not, to date, had any significant claims of this type asserted against us, there can be no assurance that someone will not assert such claims against us with respect to existing or future products or other intellectual property or that, if asserted, we would prevail in such claims. In the event a lawsuit of this type is filed, it could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not we ultimately prevail.

II.    Mechanical CAD/CAM/CAE-Related Considerations

Increasing competition in the mechanical CAD/CAM/CAE marketplace may reduce our revenues

There are an increasing number of competitive mechanical CAD/CAM/CAE products. Increased competition and market acceptance of these products could have a negative effect on our pricing and revenues for these products, which could have a material adverse affect on our results.

In addition, our CAD/CAM/CAE software is capable of performing on a variety of platforms. Several of our competitors focus on single platform applications, particularly Windows-based platforms. There can be no assurance that we will have a competitive advantage with multiple platform applications.

We continue to enhance our existing products by releasing updates. Our competitive position and operating results could suffer if:

•	we fail to anticipate or to respond adequately to customer requirements or to technological developments, particularly those of our competitors;

•	we delay the development, production, testing, marketing or availability of new or enhanced products or services; or

•	customers fail to accept such products or services.

Our assumptions about growth in the CAD/CAM/CAE industry may be incorrect

Our revenue projections make certain assumptions about growth in the mechanical CAD/CAM/CAE industry. There could be a material adverse affect on our operating results in any quarter if these assumptions prove to be incorrect.

III.    CPC and Windchill Strategy Considerations

We are implementing a new strategy to capitalize on an Internet-based, business-to-business market opportunity known as Collaborative Product Commerce (CPC). It may be that our assumptions about the CPC market opportunity are wrong, which could adversely affect our results

We have identified Collaborative Product Commerce as a new market opportunity for us, and have devoted significant resources toward capitalizing on that opportunity. CPC solutions include software and services that use Internet technologies to permit employees, customers, suppliers and others to collaboratively develop, build and manage products throughout their entire lifecycle. Because the market for software products that allow companies to collaborate on product information on an enterprise-wide level is newly emerging and because companies have not traditionally linked customers and suppliers in this process directly, we cannot be certain as to the size of this market, whether it will grow, or whether companies will elect to utilize our products rather than attempt to develop applications internally or through other sources.

In addition, companies that have already invested substantial resources in other methods of sharing product information in the design-through-manufacture process may be reluctant to adopt a new approach that may replace, limit or compete with their existing systems or methods. We expect that we will continue to need to pursue intensive marketing and sales efforts to educate prospective customers about the uses and benefits of our products. Demand for and market acceptance of our products will be affected by the success of these efforts.

Our Windchill software, which is central to our CPC strategy, is relatively new and is not yet well established in the marketplace

The success of our CPC strategy will depend in large part on the ability of our Windchill solutions to meet customer expectations, especially with respect to:

•	ease of installation;

•	ease of use;

•	full capability and functionality;

•	ability to support a large user base; and

•	quality and efficiency of the services we perform relating to implementation and customization.

The software is still in the initial stages of customer installation and implementation. If our customers cannot successfully implement large-scale deployments or if they determine that we are unable to accommodate large-scale deployments, our operating results may be affected.

In addition, implementing a Windchill software solution on an enterprise level takes longer and requires greater expertise than does installing our other products. Our Windchill software must integrate with existing computer systems and software programs used by our customers and their partners. Because we are one of the first companies to offer a CPC solution, many customers will be facing these integration issues for the first time, particularly in the context of collaborating with members of the extended enterprise, including customers and supply chain partners. Our customers could become dissatisfied with our products or services if integrations prove to be difficult, costly or time consuming, and our ability to recognize service revenue could be impaired.

Competition among providers of CPC solutions may increase, which may reduce our profits and limit or reduce our market share

The market for CPC solutions is new, highly fragmented, rapidly changing and increasingly competitive. We expect competition to intensify, which could result in price reductions for our products and services, reduced gross margins and loss of market share. Our primary competition comes from:

•	in-house development efforts by potential customers or partners;

•	other vendors of engineering information management software; and

•	larger, more well-known enterprise software providers seeking to extend the functionality of their products to encompass CPC.

In addition, our professional services organization may face increasing competition for follow-on customization services from other third-party consultants and service providers.

If use of the Internet does not continue to develop or reliably support the demands placed on it by electronic commerce, we may experience a loss of sales

Our success depends upon continued growth in the use of the Internet as a medium of commerce. Although the Internet is experiencing rapid growth in the overall number of users, this growth is a recent phenomenon and may not continue. Furthermore, the use of the Internet for commerce is still relatively new. As a result, a sufficiently broad base of companies and their supply chain partners may not adopt or continue to use the Internet as a medium of exchanging product information. Our CPC strategy would be seriously harmed if:

•	use of the Internet does not continue to increase or increases more slowly than expected;

•	the infrastructure for the Internet does not effectively support enterprises and their supply chain partners;

•	the Internet does not create a viable commercial marketplace, thereby inhibiting the development of electronic commerce and reducing the demand for our products; or

•	concerns over the secure transmission of confidential information over public networks inhibit the growth of the Internet as a means of conducting commercial transactions.

Our CPC strategy will also be seriously harmed if the Internet infrastructure is not able to support the demands placed on it by increased usage or the limited capacity of networks to transmit large amounts of data, or if delays in the development or adoption of new equipment standards or protocols required to handle increased levels of Internet activity, or increased governmental regulation, cause the Internet to lose its viability as a means of communication between manufacturers and their customers and supply chain partners.

IV.    Other Considerations

Our stock price, which may reflect an Internet valuation, has been highly volatile; this may make it harder to resell your shares at the time and at a price that is favorable to you

Market prices for securities of software companies have generally been volatile. In particular, the market price of our common stock has been and may continue to be subject to significant fluctuations.

In addition, our expanded focus on delivering Internet-based solutions may cause us to be viewed, in part, as an Internet company. The trading prices of Internet stocks in general are unusually high under conventional valuation standards such as price-to-earnings and price-to-sales ratios and have experienced fluctuations unrelated or disproportionate to the operating performance of these companies. The trading prices and valuations of these stocks, and of ours, may not be sustained. Any negative change in the public's perception of the prospects of Internet or e-commerce companies, or of PTC as an Internet company, could depress our stock price regardless of our results.

Also, a large percentage of our common stock traditionally has been held by institutional investors. Consequently, actions with respect to our common stock by certain of these institutional investors could have a significant impact on the market price of the stock. For more information, please see our proxy statement with respect to our most recent annual meeting of stockholders and Schedules 13D and 13G filed with the SEC with respect to our common stock.

We are currently defending a securities class action lawsuit in which we could be liable for damages

Certain class action lawsuits were filed by shareholders in the fourth quarter of 1998 against us and certain of our current and former officers and directors in the U.S. District Court in Massachusetts claiming violations of the federal securities laws based on alleged misrepresentations regarding our anticipated revenue and earnings for the third quarter of 1998. The plaintiffs in these lawsuits joined together to file a consolidated and amended complaint in the second quarter of 1999. The consolidated and amended complaint seeks unspecified damages. We believe the claims made in the consolidated and amended complaint are without merit, and we intend to defend them vigorously. In the third quarter of 1999 we filed a motion to dismiss the consolidated and amended complaint. We cannot predict the outcome of this motion or the ultimate resolution of this action at this time, and there can be no assurance that the litigation will not have a material adverse impact on our financial condition or results of operations.

Year 2000 problems could cause interruption or failure with respect to our product offerings, our internal computer systems and those of our critical vendors and suppliers

Our operations and results could be adversely affected if our current product offerings or internal systems are not made Year 2000 compliant or if the major vendors or suppliers with whom we deal are not Year 2000 ready and cannot be easily replaced. In addition, purchases by our customers could be affected if they must expend significant resources to correct their own systems.

Our operations in Europe may be affected by the European Union's conversion to a common currency

The conversion of major European countries to a common legal currency creates uncertainties for companies like us that do significant business in Europe. These uncertainties include technical adaptation of internal systems to accommodate euro-denominated transactions, long-term competitive implications of the conversion and the effect on market risk with respect to financial instruments.

ITEM 7A:    Quantitative and Qualitative Disclosures about Market Risk

We face exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposure has been related to local currency revenue and operating expenses in Europe and the Asia/Pacific region. Historically, we have hedged currency exposures associated with certain accounts receivable denominated in local currencies and certain anticipated foreign currency revenue transactions. The goal of our hedging activity is to offset the impact of currency fluctuations on certain local currency accounts receivable and foreign currency revenue transactions. The success of this activity depends upon forecasts of transaction activity denominated in various currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. Outstanding forward foreign exchange contracts at September 30, 1999 matured within three months, and did not have a material impact on our financial results.

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value at the balance sheet date due to the short maturities of these instruments.

We maintain investment portfolio holdings of various issuers, types and maturities. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair market value with unrealized gains or losses included in stockholders' equity. Given the short maturities and investment grade quality of the portfolio holdings at September 30, 1999, a sharp rise in interest rates should not have a material adverse impact on the fair value of our investment portfolio. As a result, we do not currently hedge these interest rate exposures.

The following table presents hypothetical changes in fair values in our financial instruments at September 30, 1999 that are sensitive to changes in interest rates. Our modeling technique measures the change in fair value arising from selected potential changes in interest rates. Movements in interest rates of plus or minus 50 basis points (BP) and 100 BP reflect immediate hypothetical shifts in the fair value of these investments. Fair value represents the market principal plus accrued interest and dividends of certain interest-rate-sensitive securities considered cash equivalents or investments for financial reporting purposes at September 30, 1999.

Type of Security	Valuation of securities given an interest rate decrease		No change in interest rates	Valuation of securities given an interest rate increase
(in millions)	(100 BP)	(50 BP)		50 BP	100 BP
Municipal debt securities	$ 75	$ 74	$ 74	$ 74	$ 73
Mutual funds	15	15	15	15	15
Commercial paper	29	29	29	29	29
Government agencies	39	39	39	39	39

Total	$158	$157	$157	$157	$156

The Federal Reserve has adjusted the Federal Funds Rate by a 50 BP move eight times during the last 40 quarters, whereas they have never adjusted the Federal Funds Rate by a 100 BP move during the same period. The last 50 BP move occurred in February 1995.

ITEM 8:    Financial Statements and Supplementary Data

The consolidated financial statements and notes to the consolidated financial statements are attached as APPENDIX A below.

ITEM 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

ITEM 10:    Directors and Executive Officers of the Registrant

Information with respect to our directors may be found in the sections captioned "Proposal 1: Elect Three Directors" and "Who Are Our Directors" appearing in our 2000 Proxy Statement. Such information is incorporated herein by reference.

Our executive officers are:

Name	Age	Position
Steven C. Walske	47	Chairman of the Board of Directors and Chief Executive Officer
C. Richard Harrison	44	President and Chief Operating Officer
Edwin J. Gillis	51	Executive Vice President, Chief Financial Officer and Treasurer
James P. Baum	35	Executive Vice President, Engineering, Research and Development
Barry F. Cohen	55	Executive Vice President, Marketing
David R. Friedman	38	Senior Vice President, General Counsel and Clerk
James F. Kelliher	40	Senior Vice President, Business Development

Mr. Walske has been Chairman of the Board of Directors since August 1994 and Chief Executive Officer and a director since he joined PTC in December 1986. Mr. Walske was President of PTC from December 1986 to August 1994.

Mr. Harrison has been President and Chief Operating Officer since August 1994. Mr. Harrison had served as Senior Vice President of Sales and Distribution from September 1991 until August 1994.

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

Mr. Baum has been Executive Vice President, Engineering, Research and Development since October 1998. Mr. Baum had served as Senior Vice President in various product development and marketing roles from December 1996 to September 1998. Prior to that he was Vice President, Technical Marketing from October 1995 to November 1996 and Director of Design/Manufacturing Applications from May 1993 to September 1995.

Mr. Cohen has been Executive Vice President, Marketing since January 1998. Prior to joining PTC, Mr. Cohen was Senior Vice President, Human Development and Organizational Productivity at Computervision Corporation from November 1993 to January 1998.

Mr. Friedman has served as Senior Vice President, General Counsel and Clerk since October 1999. Mr. Friedman had served as Vice President, General Counsel and Clerk from October 1998 to September 1999 and as Associate Corporate Counsel from September 1996 to September 1998. Prior to joining PTC, Mr. Friedman was a Partner at the law firm of Palmer & Dodge LLP from January 1994 to August 1996.

Mr. Kelliher has been Senior Vice President of Business Development since November 1998. Mr. Kelliher had served as Senior Vice President of Finance from June 1997 to October 1998, Vice President of Finance from December 1994 until June 1997, Director of Corporate Finance from November 1994 to December 1994 and Chief Financial Officer of Europe from May 1993 to November 1994.

ITEM 11:    Executive Compensation

Information with respect to executive compensation may be found under the headings captioned “How We Compensate Our Directors” and “Information About Executive Compensation” appearing in our 2000 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12:    Security Ownership of Certain Beneficial Owners and Management

Information with respect to security ownership may be found under the heading captioned “Information About PTC Common Stock Ownership ” appearing in our 2000 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13:    Certain Relationships and Related Transactions

Information with respect to this item may be found under the heading “Information About Certain Insider Relationships” appearing in our 2000 Proxy Statement. Such information is incorporated herein by reference.

PART IV

ITEM 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents Filed as Part of Form 10-K
1. Financial Statements
—	Consolidated Balance Sheets as of September 30, 1998 and 1999
—	Consolidated Statements of Income for the years ended September 30, 1997, 1998 and 1999
—	Consolidated Statements of Cash Flows for the years ended September 30, 1997, 1998 and 1999
—	Consolidated Statements of Stockholders’ Equity for the years ended September 30, 1997, 1998 and 1999
—	Consolidated Statements of Comprehensive Income for the years ended September 30, 1997, 1998 and 1999
—	Notes to Consolidated Financial Statements
—	Report of Independent Accountants for the years ended September 30, 1997, 1998 and 1999

2. Financial Statement Schedules
— Schedule II —Valuation and Qualifying Accounts
— Schedules other than the one listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

3. Exhibits
— As part of this Annual Report on Form 10-K, we hereby file and incorporate by reference the Exhibits listed in the Exhibit Index immediately preceding such Exhibits.

(b) Reports on Form 8-K

None.

(c) Exhibits
As part of this Annual Report on Form 10-K, we hereby file the Exhibits listed in the attached Exhibit Index.

(d) Financial Statement Schedules
As part of this Annual Report on Form 10-K, we hereby file the financial statement schedule listed in Item 14(a)2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of December, 1999.

PARAMETRIC TECHNOLOGY CORPORATION

By	/S / STEVEN C. WALSKE Steven C. Walske,
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

Signature	Title	Date

(i) Principal Executive Officer:

/s/ STEVEN C. WALSKE Steven C. Walske	Chairman and Chief Executive Officer	December 17, 1999

(ii) Principal Financial and Accounting Officer:

/s/ EDWIN J. GILLIS Edwin J. Gillis	Executive Vice President, Chief Financial Officer and Treasurer	December 17, 1999

(iii) Board of Directors:

/s/ STEVEN C. WALSKE Steven C. Walske	Director	December 17, 1999

/s/ C. RICHARD HARRISON C. Richard Harrison	Director	December 17, 1999

/s/ ROBERT N. GOLDMAN Robert N. Goldman	Director	December 16, 1999

/s/ DONALD K. GRIERSON Donald K. Grierson	Director	December 17, 1999

/s/ OSCAR B. MARX , III Oscar B. Marx, III	Director	December 17, 1999

/s/ MICHAEL E. PORTER Michael E. Porter	Director	December 17, 1999

/s/ NOEL G. POSTERNAK Noel G. Posternak	Director	December 17, 1999

EXHIBIT INDEX

Exhibit Number
2.1(a)	—	Agreement and Plan of Reorganization dated as of November 3, 1997 by and among Parametric
Technology Corporation, PTC Acquisition and Computervision Corporation (filed as
Exhibit 2.1 to our Current Report on Form 8-K filed November 4, 1997 and incorporated herein by reference).

2.1(b)	—	Agreement and Plan of Reorganization dated as of March 8, 1999 by and among Parametric
Technology Corporation, Northstar Acquisition Corporation, auxilium inc. and the stockholders of auxilium inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K filed March 23, 1999 and incorporated herein by reference).

3.1(a)	—	Restated Articles of Organization of Parametric Technology Corporation adopted February 4,
1993 (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended
March 30, 1996 and incorporated herein by reference).

3.1(b)	—	Articles of Amendment to Restated Articles of Organization adopted February 9, 1996 (filed as
Exhibit 4.1(b) to our Registration Statement on Form S-8 (Registration No. 333-01297) and
incorporated herein by reference).

3.1(c)	—	Articles of Amendment to Restated Articles of Organization adopted February 13, 1997 (filed as Exhibit 4.1(b) to our Registration Statement on Form S-8 (Registration No. 333-22169) and
incorporated herein by reference).

3.2	—	By-Laws, as amended and restated, of Parametric Technology Corporation (filed herewith).

10.1*	—	Parametric Technology Corporation 1997 Incentive Stock Option Plan (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 1997 and incorporated herein by reference).

10.2*	—	Parametric Technology Corporation 1987 Incentive Stock Option Plan, as amended (filed herewith).

10.3*	—	Parametric Technology Corporation 1992 Director Stock Option Plan, as amended (filed as
Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference).

10.4*	—	Parametric Technology Corporation 1996 Directors Stock Option Plan, as amended (filed herewith).

10.5*	—	Computervision Corporation 1992 Stock Option Plan as amended September 15, 1994, April 18,
1995 and December 5, 1996 (filed as Exhibit 10.3 to the Annual Report on Form 10-K of
Computervision Corporation for the fiscal year ended December 31, 1996 (File No. 1-7760/0-20290)
and incorporated herein by reference).

10.6*	—	Employment Letter with Steven C. Walske dated October 17, 1986 (filed as Exhibit 10.12 to our Registration Statement on Form S-1 (Registration No. 33-31620) and incorporated herein by reference).

10.7*	—	Amended and Restated Severance Agreement with Steven C. Walske dated February 13, 1997
(filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended
March 9, 1997 and incorporated herein by reference).

10.8*	—	Amended and Restated Severance Agreement with C. Richard Harrison dated February 13,
1997 (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended
March 29, 1997 and incorporated herein by reference).

10.9*	—	Amended and Restated Severance Agreement with Edwin J. Gillis dated February 13, 1997
(filed as Exhibit 10. 4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended
March 29, 1997 and incorporated herein by reference).
Exhibit Number
10.10*	—	Severance Agreement with Barry F. Cohen dated February 1, 1998 (filed as Exhibit 10.2 to our
Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 1998 and incorporated herein by reference).

10.11*	—	Consulting Agreement with Michael E. Porter dated November 17, 1995 (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1997 and incorporated herein by reference).

10.12*	—	Amendment #1 to Consulting Agreement with Michael E. Porter dated May 15, 1997 (filed as
Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1997 and incorporated herein by reference).

10.13*	—	Amendment #2 to Consulting Agreement with Michael E. Porter dated January 6, 1998 (filed as
Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 1998 and incorporated herein by reference).

10.14*	—	Amendment #3 to Consulting Agreement with Michael E. Porter dated July 20, 1998 (filed as
Exhibit 10.24 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).

10.15*	—	Amendment #4 to the Consulting Agreement with Michael E. Porter dated February 11, 1999
(filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 3,
1999 and incorporated herein by reference).

10.16	—	Lease dated May 22, 1987 by and between PTC and the Trustees of 128 Technology Trust (filed as Exhibit 10.4 to our Registration Statement on Form S-1 (Registration No. 33-31620) and
incorporated herein by reference).

10.17	—	Lease Amendment No. 1 dated March 10, 1988 by and between PTC and the Trustees of 128
Technology Trust (filed as Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).

10.18	—	Lease Amendment No. 2 dated November 9, 1988 by and between PTC and the Trustees of 128
Technology Trust (filed as Exhibit 10.7 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).

10.19	—	Lease Amendment No. 3 dated November 8, 1989 by and between PTC and the Trustees of 128
Technology Trust (filed as Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference).

10.20	—	Lease Amendment No. 4 dated January 21, 1991 by and between PTC and the Trustees of 128
Technology Trust (filed as Exhibit 10.7 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference).

10.21	—	Lease Amendment No. 5 dated March 6, 1992 by and between PTC and the Trustees of 128
Technology Trust (filed as Exhibit 10.18 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1992 (File No. 0-18059) and incorporated herein by reference).

10.22	—	Lease Amendment No. 5A dated November 18, 1992 by and between PTC and the Trustees of
128 Technology Trust (filed as Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1992 (File No. 0-18059) and incorporated herein by reference).

10.23	—	Lease Amendment No. 6 dated June 8, 1993 by and between PTC and the Trustees of 128
Technology Trust (filed as Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1993 (File No. 0-18059) and incorporated herein by reference).

Exhibit Number
10.24	—	Lease Amendment No. 7 dated April 14, 1994 by and between PTC and the Trustees of 128
Technology Trust (filed as Exhibit 10.22 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 0-18059) and incorporated herein by reference).

10.25	—	Lease Amendment No. 8 dated July 19, 1995 by and between PTC and the Trustees of 128
Technology Trust (filed as Exhibit 10.23 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1995 and incorporated herein by reference).

10.26	—	Lease Amendment No. 9 dated January 23, 1996 by and between PTC and the Trustees of 128
Technology Trust (filed as Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).

10.27	—	Lease Amendment No. 10 dated May 10, 1996 by and between PTC and the Trustees of 128
Technology Trust (filed as Exhibit 10.25 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).

10.28	—	Lease Amendment No. 11 dated January 24, 1997 by and between PTC and the Trustees of 128
Technology Trust (filed as Exhibit 10.26 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).

10.29	—	Lease Amendment No. 12 dated December 4, 1998 by and between PTC and the Trustees of 128 Technology Trust (filed herewith).

10.30	—	Lease Amendment No. 13 dated December 8, 1998 by and between PTC and the Trustees of 128 Technology Trust (filed herewith).

10.31	—	Amended and Restated Lease Agreement dated as of January 1, 1995 between United Trust Fund
Limited Partnership and (filed as Exhibit 10.20 to the Annual Report on Form 10-K of
Computervision Corporation for the fiscal year ended December 31, 1995 and incorporated herein by reference).

21.1	—	Subsidiaries of Parametric Technology Corporation (filed herewith).

23.1	—	Consent of PricewaterhouseCoopers LLP (filed herewith).

27.1	—	Financial Data Schedule for the year ended September 30, 1999 (filed herewith).

*	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of PTC participates.

SCHEDULE II

PARAMETRIC TECHNOLOGY CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

Col A	Col B	Col C		Col D	Col E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Period
	(in thousands)
YEAR ENDED SEPTEMBER 30, 1999

Allowance for doubtful accounts	$7,684	4,445	—	(5,729)	$6,400
YEAR ENDED SEPTEMBER 30, 1998
Allowance for doubtful accounts	$5,887	7,322	—	(5,525)	$7,684
YEAR ENDED SEPTEMBER 30, 1997
Allowance for doubtful accounts	$5,839	1,433	—	(1,385)	$5,887

(1)	Uncollectible accounts written-off, net of recoveries.

APPENDIX A

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,
	1998	1999
ASSETS

Current assets:
Cash and cash equivalents	$ 205,971	$ 239,789
Short-term investments	131,405	101,217
Accounts receivable, net of allowance for doubtful accounts of $7,684 and $6,400	189,275	221,889
Prepaid expenses	26,683	47,068
Other current assets	40,447	95,141

Total current assets	593,781	705,104

Marketable investments	88,807	12,889
Property and equipment, net	62,241	64,176
Goodwill, net of accumulated amortization of $3,786 and $20,464	3,877	113,011
Other intangible assets, net of accumulated amortization of $6,218 and $9,233	13,257	53,836
Other assets	39,097	67,604

Total assets	$ 801,060	$1,016,620

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 34,520	$ 40,879
Accrued expenses	92,742	67,135
Accrued compensation and severance	81,856	55,590
Deferred revenue	145,376	213,059
Income taxes	65,048	80,520

Total current liabilities	419,542	457,183

Other liabilities	46,014	38,333

Commitments and contingencies (Note H)

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 350,000 shares authorized; 272,277 shares issued for both periods	2,723	2,723
Additional paid-in capital	1,528,647	1,583,846
Treasury stock, at cost, 4,135 and 2,113 shares	(43,134)	(27,727)
Accumulated deficit	(1,123,399)	(1,022,357)
Accumulated other comprehensive loss	(29,333)	(15,381)

Total stockholders' equity	335,504	521,104

Total liabilities and stockholders' equity	$ 801,060	$1,016,620

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year ended September 30,
	1997	1998	1999
Revenue:
License	$ 644,726	$ 609,239	$ 561,220
Service	335,068	408,731	496,381

Total software revenue	979,794	1,017,970	1,057,601
Other services revenue (Note C)	82,224	—	—

Total revenue	1,062,018	1,017,970	1,057,601

Costs and expenses:
Cost of license revenue	18,318	15,299	16,508
Cost of service revenue	131,136	140,625	191,147
Cost of other services revenue (Note C)	74,808	—	—
Sales and marketing	388,513	395,352	407,936
Research and development	93,189	93,162	124,131
General and administrative	59,815	57,031	62,852
Amortization of goodwill and other intangible assets	2,716	2,715	22,888
Acquisition and nonrecurring charges	45,000	105,766	53,347
Other services operating and nonrecurring charges (Note C)	19,188	—	—

Total costs and expenses	832,683	809,950	878,809

Operating income	229,335	208,020	178,792
Interest expense	34,069	13,329	622
Interest income	(18,261)	(19,131)	(11,283)
Other expense, net	7,843	9,815	8,211

Income before income taxes and extraordinary loss	205,684	204,007	181,242
Provision for income taxes	118,024	98,293	61,949

Income before extraordinary loss	87,660	105,714	119,293
Extraordinary loss, net of income tax benefit of $2,183 (Note G)	—	(19,017)	—

Net income	$ 87,660	$ 86,697	$ 119,293

Earnings per share (Note A):
Basic:
Income before extraordinary loss	$ 0.33	$ 0.39	$ 0.44
Extraordinary loss	—	(0.07)	—

Net income	$ 0.33	$ 0.32	$ 0.44

Diluted:
Income before extraordinary loss	$ 0.32	$ 0.38	$ 0.43
Extraordinary loss	—	(0.07)	—

Net income	$ 0.32	$ 0.31	$ 0.43

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended September 30,
	1997	1998	1999
Cash flows from operating activities:
Net income	$ 87,660	$ 86,697	$119,293
Adjustments to reconcile net income to net cash flows from operating activities:
Extraordinary loss on early extinguishment of debt	—	19,017	—
Non-cash portion of nonrecurring charges	6,634	15,876	4,693
Depreciation and amortization	38,418	29,930	62,283
Deferred income taxes	2,195	5,526	(16,914)
Provision for loss on accounts receivable	1,433	5,822	4,445
Gain on sale of a business unit	(1,255)	—	—
Charge for purchased in-process research and development	—	28,941	38,244
Changes in assets and liabilities which provided (used) cash, net of effects of purchased businesses:
Accounts receivable	230	766	(35,393)
Accounts payable and accrued expenses	7,085	(2,720)	(35,663)
Accrued compensation and severance	3,581	(10,999)	(26,898)
Deferred revenue	19,533	30,276	64,012
Income taxes	50,859	19,387	16,556
Other current assets	(15,624)	(32,841)	(35,109)
Other noncurrent assets and liabilities	(4,977)	(13,789)	(8,708)

Net cash provided by operating activities	195,772	181,889	150,841

Cash flows from investing activities:
Additions to property and equipment	(36,179)	(35,794)	(35,246)
Additions to other intangible assets	(965)	—	(24,133)
Acquisitions of businesses	(5,000)	(40,599)	(72,925)
Construction in progress	—	—	(28,284)
Purchases of investments	(577,499)	(413,522)	(95,416)
Proceeds from sales and maturities of investments	423,988	593,406	196,918
Proceeds from sale of a business unit, net	30,100	—	—

Net cash provided (used) by investing activities	(165,555)	103,491	(59,086)

Cash flows from financing activities:
Proceeds from issuance of common stock	66,250	70,440	23,866
Purchases of treasury stock	(184,780)	(49,972)	(89,968)
Issuance of short-term debt	29,426	—	—
Repayment of short-term debt	—	(34,933)	—
Repayment of long-term obligations	(5,044)	(240,761)	—

Net cash used by financing activities	(94,148)	(255,226)	(66,102)

Elimination of net cash activity of acquired company for the three months ended December 31, 1997	—	11,567	—
Effect of exchange rate changes on cash	(7,639)	(4,359)	8,165

Net increase (decrease) in cash and cash equivalents	(71,570)	37,362	33,818
Cash and cash equivalents, beginning of year	240,179	168,609	205,971

Cash and cash equivalents, end of year	$ 168,609	$ 205,971	$239,789

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Year ended September 30,
	1997	1998	1999
Common stock
Balance —beginning of year	$ 2,659	$ 2,680	$ 2,723
Issued for employee stock purchase and option plans	18	43	—
Other	3	—	—

Balance—end of year	2,680	2,723	2,723

Additional paid-in capital
Balance —beginning of year	1,392,388	1,450,132	1,528,647
Issued for employee stock purchase and option plans	10,995	57,218	7,812
Tax benefit related to stock option plans	35,894	21,297	2,500
Issuance of common stock for acquisitions	—	—	44,887
Other	10,855	—	—

Balance—end of year	1,450,132	1,528,647	1,583,846

Treasury stock
Balance —beginning of year	(1,164)	(24,169)	(43,134)
Repurchased	(184,780)	(49,972)	(89,968)
Issued for employee stock purchase and option plans	161,775	31,007	42,117
Issuance of treasury stock for acquisitions	—	—	63,258

Balance—end of year	(24,169)	(43,134)	(27,727)

Accumulated deficit
Balance —beginning of year	(1,196,515)	(1,215,393)	(1,123,399)
Net income	87,660	86,697	119,293
Treasury shares issued for employee stock purchase and option plans	(106,538)	(14,913)	(18,251)
Change in year end of acquired company	—	20,210	—

Balance—end of year	(1,215,393)	(1,123,399)	(1,022,357)

Accumulated other comprehensive loss
Balance —beginning of year	(1,720)	(8,699)	(29,333)
Foreign currency translation adjustment	(3,291)	(3,232)	3,596
Unrealized gain (loss) on investments	57	327	(478)
Minimum pension liability adjustment	(3,745)	(17,729)	10,834

Balance—end of year	(8,699)	(29,333)	(15,381)

Total stockholders' equity	$ 204,551	$ 335,504	$ 521,104

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
	Year ended September 30,
	1997	1998	1999
Comprehensive income:
Net income	$ 87,660	$ 86,697	$ 119,293

Other comprehensive income (loss), net of tax provision (benefit):
Foreign currency translation adjustment, net of tax of ($1,772), ($1,740) and $1,936	(3,291)	(3,232)	3,596
Unrealized gain (loss) on securities, net of tax of $30, $176 and ($257)	57	327	(478)
Minimum pension liability adjustment, net of tax of ($2,017), ($2,744) and $1,301	(3,745)	(17,729)	10,834

Other comprehensive income (loss)	(6,979)	(20,634)	13,952

Comprehensive income	$ 80,681	$ 66,063	$ 133,245

The accompanying notes are an integral part of the consolidated financial statements.
PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    Summary of Significant Accounting Policies

Business

Parametric Technology Corporation develops, markets and supports a comprehensive suite of integrated product development and information management software. We operate in a single industry segment—computer software and related services.

Basis of Presentation

Our fiscal year-end is September 30. The consolidated financial statements include the parent company and its wholly owned subsidiaries, including those operating outside the U.S. All significant intercompany balances and transactions have been eliminated in the financial statements. Certain reclassifications have been made for consistent presentation. We prepare our financial statements under generally accepted accounting principles that require management to make estimates and assumptions that affect the amounts reported and the related disclosures. Actual results could differ from these estimates.

As described in Note B, in January 1998, we merged with Computervision Corporation. The merger was accounted for as a pooling of interests. Accordingly, the accompanying consolidated financial statements and notes have been restated for all periods presented.

Foreign Currency Translation

For our foreign operations where the functional currency is the local currency, we translate assets and liabilities at rates in effect at the balance sheet date and record translation adjustments in stockholders' equity. For our foreign operations where the U.S. dollar is the functional currency, we translate monetary assets and liabilities using exchange rates in effect at the balance sheet date and nonmonetary assets and liabilities at historical rates and record translation adjustments in income. We translate income statement amounts at average rates for the period. Transaction gains and losses are recorded in other expense in the statement of income.

Revenue Recognition

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

Our revenue is derived from the licensing of computer software products and from service revenue consisting of training, consulting and maintenance. License revenue is recognized upon contract execution, provided all shipment obligations have been met, fees are fixed or determinable and collection is probable. Revenue from software maintenance contracts is recognized ratably over the contract period. Revenue from consulting and training is recognized upon performance. Other services revenue is recognized ratably over the contractual period.
PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Cash, Cash Equivalents and Investments

Our cash is invested in debt instruments of financial institutions, government entities, corporations and mutual funds. We have established guidelines relative to credit ratings, diversification and maturities that maintain safety and liquidity. Our cash equivalents include highly liquid investments with maturity periods of three months or less when purchased. Our short-term investments include those investments with maturities in excess of three months but less than one year. Our marketable investments are those with maturities in excess of one year but less than two years. Our cash equivalents and short-term and marketable investments are classified as available for sale and reported at fair value with unrealized gains and losses included in the accumulated other comprehensive loss component of stockholders' equity. We have not had any significant losses related to our investments.

Concentration of Credit Risk and Fair Value of Financial Instruments

The amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short maturities. Financial instruments that potentially subject us to concentration of credit risk consist primarily of investments, trade receivables and derivatives. Our cash, cash equivalents, investments and derivatives are held with financial institutions with high credit standings. Our customer base consists of large numbers of geographically diverse customers dispersed across many industries. As a result, concentration of credit risk with respect to trade receivables is not significant except for a receivable from our master distributor, which accounts for 13% of total receivables as of September 30, 1999.

Transfer of Financial Assets

We offer our customers the option to purchase software and services through payment plans, financing or leasing contracts. In general, we transfer future payments under certain of these contracts to financing institutions on a non-recourse basis. We record such transfers as sales of the related accounts receivable when we surrender control of such receivables under the provisions of Statement of Financial Accounting Standards (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Fair market value of all service assets and liabilities were immaterial for all periods.

Derivatives

Derivatives are financial instruments whose value is derived from one or more underlying financial instruments, such as foreign currency. We enter into derivative transactions, specifically foreign exchange forward contracts and foreign exchange option contracts, to manage our exposure to fluctuations in foreign exchange rates. The contracts are primarily in European currencies and Japanese yen and have maturities less than one year. Any derivative we enter into is designated at inception as a hedge of risks associated with specific assets, liabilities, or future commitments and is monitored to determine if it remains an effective hedge. The effectiveness of the derivative as a hedge is based on changes in its market value being highly correlated with changes in market value of the underlying hedged items. We do not enter into or hold derivatives for trading or speculative purposes.

We use forward exchange contracts to hedge specific foreign currency denominated receivables. These contracts, which are one year or less in length, require us to exchange foreign currencies for U.S. dollars at maturity at rates agreed to at inception of the contracts. We enter into transactions denominated in foreign currencies and include the exchange gain or loss arising from such transactions in other expense. As of September 30, 1998 and 1999, we had approximately $49.8 million and $190.0 million, respectively, of forward contracts outstanding. Unrealized and realized gains and losses associated with exchange rate fluctuations on forward contracts are immaterial for all periods presented. Cash flows from forward contracts are classified with the related receivables.
PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

From time to time, we purchase foreign exchange option contracts to limit potential losses from adverse exchange-rate movements on certain anticipated revenue transactions. Premiums to purchase option contracts are capitalized in other assets and amortized to other expense over the life of the contract. Gains on option contracts, if any, are included in license and service revenue in the period in which the related local currency revenue is reported. There were no outstanding option contracts at September 30, 1998 or 1999.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Computer hardware and software are typically amortized over three to five years, and furniture and fixtures three to eight years. Leasehold improvements are amortized over the shorter of their useful lives or the remaining terms of the related leases. Property and equipment under capital leases are amortized over the lesser of the lease terms or their estimated useful lives. Maintenance and repairs are charged to expense when incurred; additions and improvements are capitalized. When an item is sold or retired, the cost and related accumulated depreciation is relieved, and the resulting gain or loss, if any, is recognized in income.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets includes the values attributable to intangible assets acquired. Goodwill is amortized over five to seven years and other intangible assets, such as assembled workforces, customer lists and developed technology, are amortized over three to five years, and trademarks, which is also included in other intangible assets, are amortized over seven years.

Computer Software Costs

We incur costs to develop computer software to be licensed or otherwise marketed to customers. Development costs incurred in the research and development of new software products and enhancements to existing products are expensed in the period incurred, unless these costs qualify for capitalization. Capitalized computer software costs are amortized over the economic lives of the related products, typically three to five years, beginning at their initial shipment date. Net capitalized computer software costs are included in other assets and were immaterial at September 30, 1998 and 1999. Amortization charged to cost of license revenue was $869,000, $521,000 and $220,000 for fiscal 1997, 1998 and 1999, respectively.

Management regularly evaluates the net realizable value of long lived assets including property and equipment, computer software costs and goodwill and other intangible assets relying on a number of factors including operating results, business plans, budgets and economic projections.

Income Taxes

Our income tax expense includes U.S. and international income taxes. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of these differences are reported as deferred tax assets and liabilities. Deferred tax assets are recognized, net of valuation allowances, for the estimated future tax effects of deductible temporary differences and tax operating loss and credit carryforwards. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes.
PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Earnings Per Share (EPS)

Basic EPS is calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income by the weighted average number of shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method. The following table, adjusted for stock dividends, presents the calculation for both basic and diluted EPS:

	Year ended September 30,
	1997	1998	1999
	(in thousands, except per share data)
Net income	$ 87,660	$ 86,697	$ 119,293

Weighted average shares outstanding	266,389	268,977	269,526
Dilutive effect of employee stock options	11,803	8,287	5,549

Diluted shares outstanding	278,192	277,264	275,075

Basic earnings per share	$ 0.33	$ 0.32	$ 0.44
Diluted earnings per share	$ 0.32	$ 0.31	$ 0.43

Options to purchase shares of our common stock of 6.3 million shares for 1997, 11.7 million shares for 1998 and 18.2 million shares for 1999 were outstanding but were not included in the computations of diluted EPS because the price of the options was greater than the average market price of the common stock for the period reported.

Stock-Based Compensation

We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations. Under APB No. 25, no compensation cost is recognized because the option price is equal to the market price of the underlying stock on the date of grant. An alternative method of accounting is SFAS No. 123, Accounting for Stock-Based Compensation. Under SFAS No. 123, employee stock options are valued at the grant date using a valuation model, and compensation cost is recognized ratably over the vesting period. The impact of recording stock-based compensation under the provisions of SFAS No. 123 is disclosed in Note J.

New Accounting Pronouncements

Effective October 1, 1998, we adopted SFAS No. 130, Reporting Comprehensive Income, which requires presentation of the components of comprehensive income, including unrealized gains and losses on investments, foreign currency translation adjustments and minimum pension liability adjustments.

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. Originally, the statement had been effective for all quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities, which postponed the adoption of SFAS No. 133 until fiscal years beginning after June 15, 2000. We plan to implement SFAS No. 133 in our fiscal year 2001. We believe that the adoption of this statement will not have a significant effect on our consolidated financial statements.
PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

B.    Acquisitions and Nonrecurring Charges

Acquisitions

Computervision

In January 1998, we merged with Computervision Corporation by issuing 11.6 million shares of common stock in exchange for all of the outstanding common stock of Computervision. In connection with the merger, we incurred a nonrecurring charge of $76.8 million for merger-related integration, consolidation and transaction costs, which are described in the acquisition and nonrecurring charges activity table below.

As our fiscal year-end differed from Computervision's, we combined financial information for dissimilar year-ends. Computervision's results of operations for its fiscal year ended December 31, 1997 were combined with our results of operations for the fiscal year ended September 30, 1997. In order to conform Computervision's fiscal year-end to ours, Computervision's results of operations for the three months ended December 31, 1997 were combined with our results of operations for the three months ended January 3, 1998. Computervision's net loss of $20.2 million for the three months ended December 31, 1997, which has been included in the consolidated statements of income for the fourth quarter of fiscal 1997 and the first quarter of fiscal 1998, has been reflected as an adjustment to our beginning balance of fiscal 1998 accumulated deficit. Due to the change in Computervision's year-end, their cash flow activity for the three-month period ended December 31, 1997 has been shown as a separate component of the cash flow statement. Adjustments recorded to conform Computervision's accounting policies to ours were not material to the consolidated financial statements. The following table shows revenue and net income of the separate companies during the period preceding the combination:

Three Months Ended January 3, 1998
Revenue:	(in thousands)
Parametric Technology	$223,007
Computervision	35,861

Combined revenue	$258,868

Net income (loss):
Parametric Technology	$ 62,343
Computervision	(20,210)

Combined net income	$ 42,133

ICEM

In June 1998, we acquired ICEM Technologies (ICEM), a division of Control Data Systems, Inc., for $40.6 million in cash. Headquartered in Frankfurt, Germany, ICEM provides advanced surfacing and reverse-engineering software tools used by body and styling engineers in the automotive and aerospace industries. The acquisition was accounted for as a purchase. Accordingly, we allocated the purchase price to the assets acquired and liabilities assumed based on our estimates of fair value. The fair value assigned to intangible assets acquired consisted of purchased in-process research and development (R&D), developed technology, an assembled workforce and trade names. The amounts allocated to tangible and intangible assets acquired less the liabilities assumed exceeded the purchase price by approximately $7.0 million. This excess value over the purchase price was allocated to reduce proportionately the values assigned to long-term assets and purchased in-process R&D in determining their values. The values assigned included $2.1 million for net assets acquired, $28.9 million for purchased in-process R&D, $8.0 million for developed technology, $1.6 million for an assembled workforce and $1.0 million for trade names.
PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

InPart

In October 1998, we acquired all of the outstanding stock in InPart Design, Inc. by issuing 2.0 million shares of our common stock. As of September 30, 1999, we issued 600,000 additional shares to satisfy certain contingent conditions, which were included in the purchase price described below. In addition, we reserved 386,000 shares of common stock for outstanding InPart options assumed. The acquisition was accounted for as a purchase. Accordingly, we allocated the purchase price of $38.1 million to the assets acquired and liabilities assumed based on our estimates of fair value. The values assigned included $741,000 for net liabilities assumed, $10.6 million for purchased in-process R&D, $4.1 million for developed technology, $1.1 million for customer lists, $200,000 for an assembled workforce and $300,000 for trade names. The excess purchase price over the amounts allocated to assets acquired and liabilities assumed was recorded as goodwill of $22.5 million.

Division

In March 1999, we acquired Division Group plc for $37.3 million in cash and 593,000 shares of our common stock. The acquisition was accounted for as a purchase. Accordingly, we allocated the purchase price of $48.1 million to the assets acquired and liabilities assumed based on our estimates of fair value. The values assigned included $555,000 for net assets acquired, $9.0 million for purchased in-process R&D, $3.3 million for developed technology, $2.0 million for customer lists, $970,000 for an assembled workforce and $2.5 million for trade names. The excess purchase price over the amounts allocated to assets acquired and liabilities assumed was recorded as goodwill of $29.8 million.

auxilium

In March 1999, we acquired all of the outstanding stock of auxilium inc. in exchange for 2.6 million shares of our common stock and $39.4 million in cash. In addition, we reserved 1.1 million shares of common stock for outstanding auxilium options assumed. The acquisition was accounted for as a purchase. Accordingly, we allocated the purchase price of $101.7 million to the assets acquired and liabilities assumed based on our estimates of fair value. The values assigned included $182,000 for net liabilities assumed, $18.6 million for purchased in-process R&D, $700,000 for developed technology, $5.0 million for customer lists, $630,000 for an assembled workforce and $6.0 million for trade names. The excess purchase price over the amounts allocated to assets acquired and liabilities assumed was recorded as goodwill of $70.9 million.

The operating results of ICEM, InPart, Division and auxilium have been included in our results of operations from the date of each acquisition. Our purchases of ICEM, InPart, Division and auxilium did not require the presentation of pro forma information.

In the opinion of management, the purchased in-process R&D for the acquisitions of ICEM, InPart, Division and auxilium had not yet reached technological feasibility and had no alternative future use. Accordingly, we recorded nonrecurring charges of $28.9 million during the third quarter of 1998 related to ICEM, $10.6 million in the first quarter of 1999 related to InPart and $27.6 million in the second quarter of 1999 related to Division and auxilium. The values assigned to purchased in-process R&D were determined by identifying research projects for which technological feasibility had not been established. The values of the purchased in-process R&D were determined by estimating the stage of completion, including consideration of the complexity of the work completed, the costs incurred and the projected cost to complete, the contribution of any core technology and other acquired assets and the projected product introduction dates, estimating the resulting net cash flows from the products developed and discounting the net cash flows back to their present value. The discount rates used included a factor that took into account the uncertainty surrounding the successful development of the purchased in-process technology for each acquisition. If these projects are not successfully developed, future revenue and profitability may be adversely affected, and the value of intangible assets acquired, which aggregated $160.6 million, may become impaired.

Nonrecurring Charges

Computervision

Nonrecurring charges include actions taken as a result of cost saving initiatives implemented during 1997 by Computervision. These restructuring costs were accrued and charged to expense in accordance with management plans. The remaining nonrecurring amounts, principally related to facilities, will be paid through 2014.

Sales Force Reorganizations

During the first quarter of 1999, we reorganized our sales force to provide a more focused approach to the unique product and service requirements of our customers. In connection with this action, we incurred a restructuring charge of $3.2 million for the severance and termination benefits of approximately 170 people who had been terminated during the first quarter of 1999 in accordance with management's plan. During the second quarter of 1999, we incurred a restructuring charge of $5.8 million primarily for the severance and termination benefits of approximately 150 people in connection with the integration of our sales and related support groups. All amounts related to terminated employees were paid in 1999.

Facility Consolidation and Asset Impairment

During the second quarter of 1999, we incurred a restructuring charge of $1.4 million for the consolidation of certain excess leased facilities. Also, in the second quarter we recorded an impairment loss of $4.7 million on certain intangible assets related to our industrial design (CDRS) activities. Due to recent acquisitions and the development of new technology, the carrying value of these assets was impaired.
PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

The following table summarizes all of our acquisition and nonrecurring charges:

	September 30,
Acquisition and Nonrecurring Charges Activity	1997	1998	1999
	(in thousands)
Beginning balance	$ 71,500	$ 70,983	$ 69,601

Charges to operations:
Employee severance and termination benefits	20,000	18,110	8,242
Purchased in-process R&D	—	28,941	38,244
Asset write-offs	6,634	12,737	4,693
Facility closures and related costs	18,000	7,158	1,912
Additional costs to meet existing contract obligations	—	17,400	—
Transaction costs	—	8,154	—
Lease terminations and other	366	13,266	256

Total charges to operations	45,000	105,766	53,347

Costs incurred:
Employee severance and termination benefits	(11,449)	(22,753)	(11,422)
Purchased in-process R&D	—	(28,941)	(38,244)
Asset write-offs	(6,634)	(12,737)	(4,693)
Facility closures and related costs	(27,114)	(17,573)	(17,475)
Additional costs to meet existing contract obligations	—	(8,026)	(4,100)
Transaction costs	—	(7,977)	—
Lease terminations and other	(320)	(9,141)	(1,154)

Total costs incurred	(45,517)	(107,148)	(77,088)

Ending balance	$ 70,983	$ 69,601	$ 45,860

Cash expenditures:
Employee severance and termination benefits	$ 11,449	$ 22,753	$ 11,422
Facility closures and related costs	27,114	17,573	17,475
Additional costs to meet existing contract obligations	—	8,026	4,100
Transaction costs	—	7,977	—
Lease terminations and other	320	6,002	1,154

Total cash expenditures	$ 38,883	$ 62,331	$ 34,151

Number of employee severances	300	450	320

As of September 30, 1999, of the $45.9 million remaining in accrued acquisition and nonrecurring charges, $25.7 million was included in current liabilities and $20.2 million in other liabilities.

C.    Sale of a Business Unit

In July 1997, Computervision sold the majority interest in its other services business unit, which provided hardware support services, to CVSI. Inc. for $32.6 million in cash. Due to the sale of this business unit, we have presented the revenue and expense of the other services business as a separate operating item under other services in our statements of income. Other services operating and nonrecurring charges includes the operating expenses of the other services business and nonrecurring charges of $7.0 million in 1997 related to a prior proposed sale of this business unit.
PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

D.     Investments

The fair values of our investments have been determined through information obtained from market sources and management estimates. We use a specific identification cost method to determine the gross realized gains and losses on the sale of our securities. Realized gains and losses on the sale of investments were immaterial for 1997, 1998 and 1999.

	September 30, 1998
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(in thousands)
Municipal debt securities	$238,296	$954	$(404)	$238,846
Mutual funds	12,435	—	—	12,435

Total investments	$250,731	$954	$(404)	$251,281

Amounts included in:
Cash and cash equivalents	$ 31,069	$ —	$ —	$ 31,069
Short-term investments	131,145	379	(119)	131,405
Marketable investments	88,517	575	(285)	88,807

Total investments	$250,731	$954	$(404)	$251,281

	September 30, 1999
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(in thousands)
Municipal debt securities	$ 74,061	$76	$(225)	$ 73,912
Mutual funds	14,909	—	—	14,909
Commercial paper	29,034	—	(18)	29,016
Government agencies	39,256	3	(21)	39,238

Total investments	$157,260	$79	$(264)	$157,075

Amounts included in:
Cash and cash equivalents	$ 42,969	$ —	$ —	$ 42,969
Short-term investments	101,355	77	(215)	101,217
Marketable investments	12,936	2	(49)	12,889

Total investments	$157,260	$79	$(264)	$157,075

E.    Property and Equipment

Our property and equipment consisted of the following:

	September 30,
	1998	1999
	(in thousands)
Computer hardware and software	$106,770	$ 136,580
Furniture and fixtures	13,542	15,605
Leasehold improvements	10,725	14,651

Gross property and equipment	131,037	166,836
Accumulated depreciation and amortization	(68,796)	(102,660)

Net property and equipment	$ 62,241	$ 64,176

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Depreciation expense was $30.6 million in 1997, $26.4 million in 1998 and $33.3 million in 1999. There were no capital leases as of September 30, 1998 or 1999.

F.    Income Taxes

Our income before taxes consisted of the following:

	September 30,
	1997	1998	1999
	(in thousands)
Domestic	$290,640	$191,518	$211,580
Foreign	(84,956)	12,489	(30,338)

Total	$205,684	$204,007	$181,242

Our provision for income taxes consisted of the following:

	September 30,
	1997	1998	1999
Current:	(in thousands)
Federal	$ 82,201	$ 70,787	$ 59,191
State	18,280	10,756	9,250
Foreign	13,582	11,224	10,422

	114,063	92,767	78,863

Deferred:
Federal	3,677	4,806	(17,553)
State	119	720	(2,250)
Foreign	165	—	2,889

	3,961	5,526	(16,914)

Total provision for income taxes	$118,024	$ 98,293	$ 61,949

The reconciliation between the statutory federal income tax rate and our effective income tax rate is shown below:

	September 30,
	1997	1998	1999
Statutory federal income taxes	35%	35%	35%
State income taxes, net of federal tax benefit	6	4	3
Tax exempt interest income	(2)	(2)	(2)
Benefit of foreign sales corporations	(4)	(4)	(1)
Valuation allowance	—	—	(9)
Other, net	—	1	1

Effective tax rate before non-benefited items:	35	34	27
Losses	22	3	—
Acquisition-related charges	—	11	7

Effective income tax rate	57%	48%	34%

We paid $55.6 million in 1997, $71.3 million in 1998 and $57.7 million in 1999 for income taxes.
PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

The significant temporary differences that create deferred tax assets and liabilities are shown below:

	September 30,
	1998	1999
Deferred tax assets:	(in thousands)
Reserves not currently deductible	$ 7,088	$ 2,407
Restructuring reserves not currently deductible	14,687	9,503
Net operating loss carryforwards	94,198	91,569
Amortization of intangible assets	11,177	15,679
Depreciation	1,658	1,824
Capitalized research and development	4,141	3,606
Other	961	3,438

Gross deferred tax assets	133,910	128,026
Valuation allowance	(85,935)	(63,828)

Total deferred tax assets	$ 47,975	$ 64,198

Deferred tax liabilities:
Investment in foreign subsidiaries	(31,193)	(28,512)
Deferred revenue	—	(2,585)
Other	(2,884)	(2,289)

Total deferred tax liabilities	(34,077)	(33,386)

Net deferred tax assets	$ 13,898	$ 30,812

For U.S. tax return purposes, net operating losses (NOLs) and tax credit carryforwards are generally available to be carried forward to future years. However, the Internal Revenue Code limits a corporation’s use of NOLs and tax credits after a change of more than 50% of the ownership of the corporation. Our merger with Computervision in January 1998 changed their ownership more than 50%. This change limits our usage of the Computervision NOLs to $14.0 million per year and $196.0 million cumulatively through 2011. There are other limitations imposed on the utilization of such NOLs that will further restrict the recognition of such tax benefits. We have foreign NOLs that are also subject to various limitations. Due to these limitations, we recorded a valuation allowance for the tax benefit of a majority of NOLs since realization of these future benefits was not sufficiently assured. During 1998 and 1999, we reduced our valuation allowance $46.5 million and $22.1 million, respectively, primarily due to changes in ownership related to the Computervision merger in 1998 and anticipated future benefits from the utilization of certain NOLs in 1999.

G.     Debt

In connection with the Computervision merger, we acquired debt obligations, which were paid in full during the second quarter of fiscal 1998. The total cash outlay for settlement of these obligations plus accrued interest and related fees was $275.7 million. We incurred an extraordinary after-tax loss of $19.0 million related to the write-off of deferred financing costs and other prepayment costs associated with the payment of these debt obligations. We paid interest of $29.6 million in 1997 and $10.7 million in 1998 related in these debt obligations.
PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

  H.     Commitments and Contingencies

Leasing Arrangements

We lease office facilities and certain equipment under operating leases expiring at various dates through 2014. In addition to rent, certain leases require us to pay directly for taxes, insurance, maintenance and other operating expenses. Lease expense, net of sublease income, was $60.0 million in 1997, $45.0 million in 1998 and $54.6 million in 1999. At September 30, 1999, our future minimum lease payments under noncancellable operating leases with remaining terms of one or more years are as follows:

September 30, 1999
(in thousands)
2000	$ 67,819
2001	42,459
2002	27,205
2003	21,554
2004	16,619
Thereafter	48,337

Total minimum lease payments	$223,993

As a result of Computervision's cost saving initiatives in prior years and our merger with Computervision, certain leased facilities were considered excess. As of September 30, 1999, the excess facility obligation reserves were $31.5 million.

In December 1999, we sold land and certain improvements under construction for approximately $31 million and entered into a lease covering approximately 381,000 square feet of office space in the Boston area that will allow us to consolidate and replace our Waltham operations. Occupancy and rent should begin in December 2000 and expire in December 2012, subject to completion of construction.

Legal Proceedings

Certain class action lawsuits were filed by shareholders in the fourth quarter of 1998 against us and certain of our current and former officers and directors in the U.S. District Court in Massachusetts claiming violations of the federal securities laws based on alleged misrepresentations regarding our anticipated revenue and earnings for the third quarter of 1998. The plaintiffs in these lawsuits joined together to file a consolidated and amended complaint in the second quarter of 1999. The consolidated and amended complaint seeks unspecified damages. We believe the claims made in the consolidated and amended complaint are without merit, and we intend to defend them vigorously. In the third quarter of 1999 we filed a motion to dismiss the consolidated and amended complaint. We cannot predict the outcome of this motion or the ultimate resolution of this action at this time, and there can be no assurance that the litigation will not have a material adverse impact on our financial condition or results of operations.

We are also subject to various legal proceedings and claims that arise in the ordinary course of business. We currently believe that resolving these matters will not have a material adverse impact on our financial condition or results of operations.

I.    Stockholders' Equity

Preferred Stock

We may issue up to 5.0 million shares of our preferred stock in one or more series. Our Board of Directors is authorized to fix the rights and terms for each such series without additional shareholder approval. As of September 30, 1998 and 1999, there were no outstanding shares of preferred stock.
PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Common Stock

Our Articles of Organization authorize us to issue up to 350 million shares of our common stock. Shares of common stock outstanding are shown below:

	September 30,
	1997	1998	1999
	(in thousands)
Beginning balance	265,859	266,919	268,142
Common stock issued	2,062	4,310	—
Treasury shares repurchased	(7,439)	(4,734)	(6,270)
Treasury shares issued	6,437	1,647	8,292

Ending balance	266,919	268,142	270,164

On February 12, 1998, our Board of Directors declared a one-for-one stock dividend on our common stock to all stockholders of record on February 27, 1998. Our consolidated financial statements and notes have been retroactively adjusted to reflect this stock dividend.

In September 1997, our Board of Directors authorized an increase in the number of shares available for repurchase from 6.0 million to 12.0 million. During 1997, we repurchased 7.4 million shares at a cost of $184.8 million. Treasury stock repurchases were suspended during a portion of 1998 in connection with the Computervision merger. In September 1998, our Board of Directors authorized a new plan that allows us to repurchase up to 20.0 million shares. Through September 30, 1999, we repurchased 11.0 million shares at a cost of $139.9 million. Our treasury stock is held on a first in, first out cost basis. The repurchased shares will be used to issue shares for stock option exercises, employee stock purchase plans and potential acquisitions.

J.    Stock Plans

Employee Stock Purchase Plans

We offer an employee stock purchase plan for all eligible employees. Under the plan, up to 4.0 million shares of our common stock may be purchased at 85% of the lower of the fair market value of the stock on the first or the last day of each six-month offering period. Each employee may elect to have up to 10% of his or her base pay withheld and applied toward the purchase of shares in such offering, up to a maximum of ten thousand dollars withheld in any year. During fiscal 1997, 1998 and 1999, employees purchased 353,000, 677,000 and 1.0 million shares at average prices of $18.41, $11.36 and $9.20, respectively.

On September 16, 1999, our Board of Directors approved a new employee stock purchase plan that terminates on September 30, 2009. The terms of this plan are similar to the prior plan, except that employee purchases in any year are limited to the lesser of $25,000 worth of stock, determined by the fair market value of the common stock at the time the offering begins, or 15% of his or her base pay. We have reserved 2.0 million shares of common stock for issuance under this new plan.

Stock Option Plans

We have stock option plans for employees, directors, officers and consultants that provide for issuance of nonqualified and incentive stock options. The option exercise price is typically the fair market value at the date of grant. These options generally vest over four years and expire ten years from the date of grant. As of September 30, 1999, 7.9 million shares were available for grant and 59.0 million shares were reserved for future issuance under stock option plans.
PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

In conjunction with the Computervision merger on January 12, 1998, we reserved 1.6 million shares of our common stock for outstanding Computervision options assumed. These assumed options were granted at prices equal to the fair market value at the date of grant, become exercisable generally in annual installments over four to five years and expire ten years from the date of grant.

In July 1998, our Board of Directors approved a one-for-one stock option exchange program that provided employees the opportunity to exchange stock options previously granted for new options with a current market price and new vesting period. Executive officers and directors were not eligible to participate in the program. The new options were priced at $13.63 based on the closing price of our common stock as reported by the Nasdaq Stock Market on August 3, 1998, vest in equal installments over four years from the August 3, 1998 grant date and expire on August 3, 2008. A total of 20.0 million options with exercise prices ranging from $15.06 to $33.50 per share were exchanged under the program. The exchange of such options is presented in the following table of stock option activity as cancellations and subsequent grants:

	September 30,
	1997		1998		1999
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding:	(shares in thousands)
Beginning balance	33,184	$13.54	38,234	$18.67	48,888	$15.03
Granted and assumed	16,249	24.71	40,190	17.91	17,169	13.28
Cancelled	(3,694)	21.05	(24,254)	25.85	(8,564)	16.75
Exercised	(7,505)	8.14	(5,282)	12.01	(2,058)	7.03

Ending Balance	38,234	$18.67	48,888	$15.03	55,435	$14.52

Exercisable	9,751	$12.36	11,418	$14.53	19,687	$14.50

Certain employees have disposed of stock acquired through the employee stock purchase plan and the exercise of incentive stock options earlier than the mandatory holding period required. These dispositions, together with the tax benefits realized from the exercise of nonqualified stock options, create tax benefits that have been recorded as increases to additional paid-in capital.

For various price ranges, information for options outstanding and exercisable at September 30, 1999 was as follows:

	Outstanding Options			Exercisable Options
Range of exercise prices	Shares	Weighted average remaining life (years)	Weighted average exercise price	Shares	Weighted average exercise price
	(shares in thousands)
$ 0.09-12.44	14,184	7.26	$ 9.30	7,048	$ 8.66
12.45-13.63	16,686	8.85	13.62	4,129	13.62
13.64-15.69	14,283	8.87	15.24	2,865	14.99
15.70-30.28	10,010	7.32	21.61	5,455	21.46
30.29-72.55	272	6.83	42.51	190	42.71

$ 0.09-72.55	55,435	8.16	$14.52	19,687	$14.50

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Valuation of Stock Plans

We have not recognized compensation expense in connection with stock option grants under our plans. However, had compensation expense for stock option and employee stock purchase plans been determined based on fair value at the grant dates as prescribed by SFAS No. 123, pro forma net income and earnings per share would have been:

	September 30,
	1997	1998	1999
	(in thousands, except per share amounts)
Pro forma net income	$36,725	$9,824	$32,848
Pro forma earnings per share:
Basic	$ 0.14	$ 0.04	$ 0.12
Diluted	$ 0.14	$ 0.04	$ 0.12

The pro forma disclosures above include the amortization of the fair value of all options vested between 1996 and 1999, regardless of the grant date. If only options granted after 1996 were valued, as prescribed by SFAS No. 123, pro forma net income and pro forma diluted EPS would have been $54.2 million and $0.20 for 1997, $22.4 million and $0.09 for 1998 and $39.4 million and $0.14 for 1999. The effects on pro forma disclosures of applying SFAS No. 123 are not necessarily representative of the effects on pro forma disclosures of future years.

The fair value of options granted has been estimated at the date of grant using the Black-Scholes option-pricing model assuming the following weighted-average assumptions:

	September 30,
	1997	1998	1999
Expected life (years)	5.0	6.0	6.0
Risk-free interest rates	6.2%	5.6%	5.0%
Volatility	40%	50%	50%
Dividend yield	—	—	—

The weighted average fair value of employee stock options granted was $11.17 in 1997, $9.95 in 1998 and $7.96 in 1999. The expected life used for stock purchase plans was six months. The weighted average fair value of shares granted under the stock purchase plan was $6.13 in 1997, $7.77 in 1998 and $3.80 in 1999.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable measure of the fair value of our options.

K.    Employee Benefit Plans

We offer a savings plan (PTC plan) to eligible employees. The plan is intended to qualify under Section 401(k) of the Internal Revenue Code. Participating employees may defer up to 15% of their pre-tax compensation, as defined, but not more than statutory limits. We contribute 50% of the amount contributed by the employee, up to a maximum of 10% of the employee's earnings. Our matching contributions vest at a rate of 25% per year of service. We made matching contributions of $2.3 million, $3.2 million and $4.7 million in 1997, 1998 and 1999, respectively.
PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

U.S. employees of Computervision who completed one year of service were eligible to participate in a savings plan (CV plan), which is intended to qualify under Section 401(k) of the Internal Revenue Code. Our matching contributions, based on the employee's contributions and length of service, were $1.5 million for 1997 and $144,000 for 1998. Beginning April 1, 1998, participants of the CV plan began contributing to the PTC plan and no further contributions were made into the CV plan. The assets of the CV plan were merged into the PTC plan in the first quarter of fiscal 1999.

L.    Pension Plans

We maintain a defined benefit pension plan covering certain employees of Computervision. Benefits are based upon length of service and average compensation and generally vest after five years of service. Accrued pension costs have been included in other liabilities.

U.S. Pension Plan

Effective April 1, 1990, the benefits under the U.S. pension plan were frozen indefinitely. We contribute all amounts deemed necessary on an actuarial basis to satisfy Internal Revenue Service funding requirements. Based upon the actuarial valuations, we contributed $5.0 million in 1997, $3.8 million in 1998 and $13.7 million in 1999. Due to the changes in actuarial assumptions and underperformance of plan investments, as shown below, we were required to record a minimum pension liability adjustment of $5.8 million in 1997 and $7.8 million in 1998. This minimum pension liability was reduced by $3.7 million in 1999 due to contributions and fund performance. Plan assets consist primarily of money market and pooled fund investments with several banks.

Foreign Pension Plans

The accrued international pension cost was actuarially computed using assumptions applicable to each subsidiary plan and economic environment. We adjusted our minimum pension liability related to our foreign plans due to the changes in actuarial assumptions and performance of plan investments, as shown below. Plan assets consist of investments in equities and guaranteed investment contracts with several insurance companies and banks.

The following table presents the actuarial assumptions used in accounting for the pension plans:

	U.S. Plan			Foreign Plans
	1997	1998	1999	1997	1998	1999
Discount rate	7.0%	6.3%	7.5%	6.0 to 7.5%	5.8 to 6.3%	6.3 to 6.5%
Rate of increase in future compensation	—	—	—	3.3 to 5.5%	3.0 to 5.0%	3.5 to 5.0%
Rate of return on plan assets	7.5%	7.5%	7.5%	7.0 to 9.0%	6.8 to 8.5%	6.3 to 7.0%

The actuarially computed components of net periodic pension cost are show below:

	U.S. Plan			Foreign Plans
	1997	1998	1999	1997	1998	1999
	(in thousands)
Service costs of benefits earned during the period	$ —	$ —	$ —	$ 1,233	$ 853	$ 6
Interest cost of projected benefit obligation	2,771	2,262	3,224	2,551	2,189	2,853
Expected return on plan assets	(1,973)	(1,721)	(2,568)	(2,800)	(2,344)	(2,698)
Amortization of prior service cost	—	—	—	17	13	17
Recognized actuarial loss	381	529	1,191	—	(35)	381

Net periodic pension cost	$ 1,179	$ 1,070	$ 1,847	$ 1,001	$ 676	$ 559

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

The following tables display the change in benefit obligation, plan assets and funded status:

	U.S. Plan		Foreign Plans
	1998	1999	1998	1999
	(in thousands)
Beginning benefit obligation	$ 42,366	$50,622	$ 39,036	$50,051
Service cost	—	—	853	6
Interest cost	2,262	3,224	2,189	2,853
Employee contributions	—	—	239	—
Actuarial loss (gain)	7,564	(3,006)	6,771	(5,001)
Foreign exchange impact	—	—	1,381	(2,254)
Benefits paid	(1,570)	(1,797)	(418)	(3,175)

Ending benefit obligation	$ 50,622	$49,043	$ 50,051	$42,480

Beginning plan assets at fair value	$ 28,564	$31,742	$ 33,761	$34,770
Actual return on plan assets	916	2,087	(39)	5,989
Employer contributions	3,832	13,719	103	5
Employee contributions	—	—	239	—
Foreign exchange impact	—	—	1,001	(1,107)
Benefits paid	(1,570)	(1,797)	(295)	(3,050)

Ending plan assets at fair value	31,742	45,751	34,770	36,607
Benefit obligation at end of year	50,622	49,043	50,051	42,480

Funded status	(18,880)	(3,292)	(15,281)	(5,873)
Unrecognized actuarial loss (gain)	21,596	17,880	11,212	2,048
Unrecognized prior service cost	—	—	353	324

Net prepaid (accrued) benefit cost	$ 2,716	$14,588	$ (3,716)	$(3,501)

The following table shows the amounts recognized in the balance sheet:

	U.S. Plan		Foreign Plans
	1998	1999	1998	1999
	(in thousands)
Accrued benefit liability	$(18,880)	$(3,292)	$(16,702)	$(8,039)
Intangible asset	—	—	353	324
Accumulated other comprehensive income	21,596	17,880	12,633	4,214

Net amount recognized	$ 2,716	$14,588	$ (3,716)	$(3,501)

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

M.    Geographic Information

During 1999, we adopted SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the material countries in which the entity holds assets and reports revenue. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is our executive officers.

While we are predominately a computer software company, our business is organized geographically. Data for the geographic regions in which we operate is presented below:

	September 30,
	1997	1998	1999
	(in thousands)
Software revenue:
North America	$424,273	$ 449,931	$ 464,445
Europe	364,154	408,057	389,969
Asia/Pacific	191,366	159,982	203,187

Total revenue	$979,793	$1,017,970	$1,057,601

Long-lived assets:
North America	$ 52,217	$ 47,910	$ 165,212
Europe	13,455	26,878	66,826
Asia/Pacific	18,422	18,979	23,503

Total long-lived assets	$ 84,094	$ 93,767	$ 255,541

We license products to customers worldwide. Our sales and marketing operations outside the United States are conducted principally through our foreign sales subsidiaries throughout Europe and the Asia/Pacific region. Intercompany sales and transfers between geographic areas are accounted for at prices that are designed to be representative of unaffiliated party transactions. Total exports were $148.5 million, $115.2 million and $166.2 million in 1997, 1998 and 1999, respectively.

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF PARAMETRIC TECHNOLOGY CORPORATION:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Parametric Technology Corporation and its subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSE COOPERS LLP

Boston, Massachusetts
October 18, 1999, except for Note H,
as to which the date is December 15, 1999
FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA (1)
	September 30,
	1995	1996	1997	1998	1999
	(in thousands, except per share data)
Revenue	$901,384	$1,077,321	$1,062,018	$1,017,970	$1,057,601
Operating income	199,306	259,729	229,335	208,020	178,792
Net income	100,178	159,567	87,660	86,697	119,293
Earnings per share:(2)
Basic	0.29	0.60	0.33	0.32	0.44
Diluted	0.37	0.57	0.32	0.31	0.43
Total assets	718,887	889,241	919,129	801,060	1,016,620
Working capital	235,197	356,109	311,299	174,239	247,921
Long term liabilities, less current portion	343,452	323,102	263,949	46,014	38,333
Stockholders' equity	33,194	195,648	204,551	335,504	521,104
Pro forma:(3)
Revenue	$680,911	$ 902,937	$ 979,794	$1,017,970	$1,057,601
Operating income	192,320	298,567	288,823	316,501	255,027
Net income	92,587	184,106	146,196	199,359	184,356
Earnings per share:(2)
Basic	0.36	0.70	0.55	0.74	0.68
Diluted	0.34	0.66	0.53	0.72	0.67

QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (1)
	January 3, 1998	April 4, 1998	July 4, 1998	September 30, 1998
	(in thousands, except per share data)
Revenue	$258,868	$264,071	$245,001	$250,030
Operating income	80,128	23,515	35,851	68,526
Net income (loss)	42,133	(15,942)	15,209	45,297
Earnings per share:(2)
Basic	0.16	(0.06)	0.06	0.17
Diluted	0.15	(0.06)	0.05	0.17
Pro forma:(3)
Operating income	$ 80,807	$100,994	$ 65,260	$ 69,440
Net income	42,581	66,411	44,467	45,900
Earnings per share:(2)
Basic	0.16	0.25	0.16	0.17
Diluted	0.15	0.24	0.16	0.17
Common stock prices:(4)
High	$ 26.38	$ 34.31	$ 34.94	$ 16.56
Low	19.94	23.00	16.06	9.75

	January 2, 1999	April 3, 1999	July 3, 1999	September 30, 1999
	(in thousands, except per share data)
Revenue	$250,117	$263,248	$264,140	$280,096
Operating income	46,097	20,840	49,747	62,108
Net income	29,991	10,549	35,419	43,334
Earnings per share:(2)
Basic	0.11	0.04	0.13	0.16
Diluted	0.11	0.04	0.13	0.16
Pro forma:(3)
Operating income	$ 62,414	$ 63,964	$ 58,244	$ 70,405
Net income	44,850	45,904	42,917	50,685
Earnings per share:(2)
Basic	0.17	0.17	0.16	0.19
Diluted	0.16	0.17	0.16	0.18
Common stock prices:(4)
High	$ 18.13	$ 21.00	$ 19.38	$ 16.19
Low	8.94	12.50	11.94	13.00

(1)	All financial information has been retroactively restated to reflect the mergers with Rasna in 1995 and Computervision in 1998 (Note B).
(2)	Per share data has been retroactively adjusted to reflect the one-for-one stock dividends in 1996 and 1998 (Note I).
(3)
The pro forma results exclude (i) the amortization of goodwill and intangible assets; (ii) acquisition and related costs of $29.4 million in 1995, $35.6 million in 1996, $76.8 million in the second quarter of 1998, $28.9 million in the third quarter of 1998, $10.6 million in the first quarter of 1999 and $27.6 million in the second quarter of 1999 (Note B); (iii) nonrecurring charges of $11.0 million in 1996, $45.0 million in 1997, $3.2 million in the first quarter of 1999 and $11.9 million in the second quarter of 1999 (Note B); (iv) the results of Computervision's other services business unit (Note C); and (v) extraordinary losses of $7.9 million in 1995 and $19.0 million in the second quarter of 1998 (Note G).

(4)	Our common stock is traded on the Nasdaq National Market under the symbol "PMTC". The common stock prices are based on the Nasdaq Stock Market daily closing stock price.