Form 10-Q
period 2000-01-01
PARAMETRIC TECHNOLOGY CORP
filed 2000-02-15
CIK 857005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: January 1, 2000

Commission File Number: 0-18059

Parametric Technology Corporation
(Exact name of registrant as specified in its charter)

Massachusetts	04-2866152
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

128 Technology Drive, Waltham, MA 02453
(Address of principal executive offices, including zip code)

(781) 398-5000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES      ☒ NO    ☐

There were 274,962,701 shares of our common stock outstanding on January 1, 2000.

PARAMETRIC TECHNOLOGY CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended January 1, 2000

PART I—FINANCIAL INFORMATION

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 1999	January 1, 2000
ASSETS
Current assets:
Cash and cash equivalents	$ 239,789	$ 315,351
Short-term investments	101,217	95,347
Accounts receivable, net	221,889	189,340
Other current assets	142,209	119,345

Total current assets	705,104	719,383

Marketable investments	12,889	9,730
Property and equipment, net	64,176	66,601
Goodwill, net	113,011	110,317
Other intangible assets, net	53,836	51,818
Other assets	67,604	66,185

Total assets	$1,016,620	$1,024,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 40,879	$ 35,982
Accrued expenses	67,135	52,748
Accrued compensation and severance	55,590	48,637
Deferred revenue	213,059	208,939
Income taxes	80,520	44,219

Total current liabilities	457,183	390,525

Other liabilities	38,333	34,458

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 350,000 shares authorized; 272,277 and 274,963 shares issued, respectively	2,723	2,750
Additional paid-in capital	1,583,846	1,621,400
Treasury stock, at cost, 2,113 and 0 shares, respectively	(27,727)	—
Accumulated deficit	(1,022,357)	(1,011,954)
Accumulated other comprehensive loss	(15,381)	(13,145)

Total stockholders’ equity	521,104	599,051

Total liabilities and stockholders’ equity	$1,016,620	$1,024,034

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three months ended
	January 2, 1999	January 1, 2000
Revenue:
License	$136,080	$104,874
Service	114,037	134,163

Total revenue	250,117	239,037

Costs and expenses:
Cost of license revenue	4,139	4,128
Cost of service revenue	41,716	56,027
Sales and marketing	96,115	104,940
Research and development	29,180	34,067
General and administrative	16,554	16,471
Amortization of goodwill and other intangible assets	2,487	9,428
Acquisition and nonrecurring charges	13,829	—

Total costs and expenses	204,020	225,061

Operating income	46,097	13,976
Other income, net	1,944	643

Income before income taxes	48,041	14,619
Provision for income taxes	18,050	4,238

Net income	$ 29,991	$ 10,381

Earnings per share (Note 2):
Basic	$ 0.11	$ 0.04
Diluted	$ 0.11	$ 0.04

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended
	January 2, 1999	January 1, 2000
Cash flows from operating activities:
Net income	$ 29,991	$ 10,381
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	12,283	18,185
Charge for purchased in-process research and development	10,600	—
Changes in assets and liabilities which provided (used) cash, net of effects of purchased businesses:
Accounts receivable	(8,291)	32,549
Accounts payable and accrued expenses	(18,997)	(17,300)
Accrued compensation and severance	(8,218)	(10,353)
Deferred revenue	7,208	(4,120)
Income taxes	(24,559)
Other current assets	(4,099)	(3,428)
Other noncurrent assets and liabilities	(6,823)	683

Net cash provided by operating activities	30,847	2,038

Cash flows from investing activities:
Additions to property and equipment	(8,536)	(10,782)
Additions to other intangible assets	(2,440)	—
Acquisitions of businesses	—	(7,922)
Construction in progress	—	(4,106)
Proceeds from sale of land and improvements	—	30,836
Purchases of investments	(11,705)	(11,831)
Proceeds from sales and maturities of investments	24,993	20,857

Net cash provided by investing activities	2,312	17,052

Cash flows from financing activities:
Proceeds from issuance of common stock	4,493	53,845
Purchases of treasury stock	(49,963)	—

Net cash provided (used) by financing activities	(45,470)	53,845

Effect of exchange rate changes on cash	3,144	2,627

Net increase (decrease) in cash and cash equivalents	(9,167)	75,562
Cash and cash equivalents, beginning of period	205,971	239,789

Cash and cash equivalents, end of period	$196,804	$315,351

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three months ended
	January 2, 1999	January 1, 2000
Net income	$29,991	$10,381

Other comprehensive income (loss), net of tax provision (benefit):
Foreign currency translation adjustment, net of tax of $847 and $1,205	1,573	2,239
Unrealized gain (loss) on securities, net of tax of $111 and $0	205	(3)

Other comprehensive income	1,778	2,236

Comprehensive income	$31,769	$12,617

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Parametric Technology Corporation and its wholly owned subsidiaries and have been prepared by us in accordance with generally accepted accounting principles. Our fiscal year end is September 30. Certain reclassifications have been made to the prior year’s statements to conform with the fiscal 2000 presentation. The year end consolidated balance sheet was derived from our audited financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated. While we believe that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

The results of operations for the three month period ended January 1, 2000 are not necessarily indicative of the results expected for the remainder of the fiscal year.

2.    Earnings Per Share

Basic earnings per share (EPS) is calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income by the weighted average number of shares outstanding plus the dilutive effect of outstanding stock options using the “treasury stock” method and any other potential dilution. The following table presents the calculation for both basic and diluted EPS:

	Three months ended
	January 2, 1999	January 1, 2000
	(in thousands, except per share data)
Net income	$ 29,991	$ 10,381

Weighted average shares outstanding	268,429	272,436
Dilutive effect of employee stock options	4,933	14,434
Contingently issuable shares related to InPart acquisition	418	—

Diluted shares outstanding	273,780	286,870

Basic EPS	$ 0.11	$ 0.04
Diluted EPS	$ 0.11	$ 0.04

Options to purchase 17.9 million shares for the three months ended January 2, 1999 and 5.4 million shares for the three months ended January 1, 2000 were outstanding but were excluded from the computations of diluted shares outstanding because the price of the options was greater than the average market price of the common stock for the period reported.

3.    Facilities

In December 1999, we sold land and certain improvements under construction for $30.8 million and entered into a lease covering approximately 381,000 square feet of office space in the Boston area that will allow us to consolidate and replace our Waltham operations. Occupancy and rent should begin in December 2000 and expire in December 2012, subject to completion of construction.
PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

4.    New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. Originally, the statement had been effective for all quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities, which postponed the adoption of SFAS No. 133 until fiscal years beginning after June 15, 2000. We plan to implement SFAS No. 133 in our fiscal year 2001. We believe that the adoption of this statement will not have a significant effect on our consolidated financial statements.

5.    Segment Information

During 1999, we adopted SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, which changes the way public companies report information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision making group is made up of our executive officers.

We operate within a single industry segment—computer software and related services. We have two major product categories within that one segment: (1) our computer-aided design, manufacturing and engineering (CAD/CAM/CAE) solutions, including our flagship Pro/ENGINEER® design software, which provides flexible engineering solutions to our customers and (2) our Web-based Windchill® information management software which provides collaborative product commerce (CPC) solutions to our customers using Internet technologies to collaboratively develop, build and manage products throughout their entire lifecycle. Our products are sold worldwide by our sales force and distributors.

Our revenue by product category and from unaffiliated customers for the geographic regions in which we operate is presented below:

	Three months ended
	January 2, 1999	January 1, 2000
	(in thousands)
Revenue:
CAD/CAM/CAE solutions	$245,417	$200,784
Windchill CPC solutions	4,700	38,253

Total revenue	$250,117	$239,037

Revenue:
North America	$115,855	$104,256
Europe	98,583	90,964
Asia/Pacific	35,679	43,817

Total revenue	$250,117	$239,037

Total long-lived assets by geographic region have not changed significantly from September 30, 1999.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that describe our anticipated financial results and growth based on our plans and assumptions. Important information about the basis for these plans and assumptions and certain factors that may cause our actual results to differ materially from these statements is contained below and in “Important Factors That May Affect Future Results” beginning on page 13.

Business Overview

Historically, our core business focus has been to provide mechanical CAD/CAM/CAE solutions to customers through our flagship Pro/ENGINEER® design software, and we remain committed to providing our customers with industry leading flexible engineering solutions based on this software. Additionally, we believe that there is growing demand for collaborative product commerce (CPC) solutions from manufacturers who, in order to stay competitive, must deliver more custom-tailored goods faster and at lower prices while relying more than ever before on geographically dispersed and dynamic supply chains. CPC solutions include software and services that use Internet technologies to permit individuals—no matter what role they have in the commercialization of a product, no matter what computer-based tools they use, no matter where they are located geographically or in the supply chain—to collaboratively develop, build and manage products throughout their entire lifecycle. In order to pursue this opportunity, we expanded our focus in 1999 to encompass the complete CPC solution offered by our Web-based Windchill® information management software and plan to continue this focus in 2000. This expanded focus going forward allows us to increase the business impact our customers derive from our flexible engineering solutions and provides our customers with the additional tools they need to elevate their products into enterprise assets and to leverage these assets into new business opportunities.

Results of Operations

The following is an overview of our results of operations:

•	Total revenue was $250.1 million for the first quarter of 1999 and $239.0 million for the first quarter of 2000.

•	Our year-over-year first quarter revenue declined 4% reflecting a 23% decrease in software license revenue offset by an 18% increase in service revenue.

•	Net income decreased 65% to $10.4 million for the first quarter of 2000.

•	Pro forma net income, which excludes the amortization of goodwill and intangible assets and acquisition and nonrecurring charges, decreased 61% to $17.6 million for the first quarter of 2000.

The following table shows certain consolidated financial data as a percentage of our total revenue for the first quarter of 1999 and 2000.

	Three months ended
	January 2, 1999	January 1, 2000
Revenue:
License	54%	44%
Service	46	56

Total revenue	100	100

Costs and expenses:
Cost of license revenue	2	2
Cost of service revenue	17	23
Sales and marketing	38	44
Research and development	12	14
General and administrative	7	7
Amortization of goodwill and other intangible assets	1	4
Acquisition and nonrecurring charges	5	—

Total costs and expenses	82	94

Operating income	18	6
Other income, net	1	—

Income before income taxes	19	6
Provision for income taxes	7	2

Net income	12%	4%

Pro forma, excluding amortization of goodwill and intangible assets and acquisition and nonrecurring charges:
Operating income	25%	10%
Net income	18%	7%

REVENUE.    As a result of our expanded focus on providing CPC solutions, software and service revenue from our Windchill products grew to 16% of total revenue in the first quarter of 2000, up from 2% in the first quarter of 1999. Overall, however, total revenue decreased 4% for the first quarter of 2000, compared to the first quarter of 1999.

License revenue decreased 23% for the first quarter of 2000 compared to the first quarter of 1999. While we continue to derive our license revenue primarily from software related to the mechanical CAD/CAM/CAE industry, we have channeled significant resources into transforming ourselves from a CAD/CAM/CAE-only company to one that is strategically positioned to provide Internet-based CPC solutions. This fundamental transformation, which has taken place over the past six quarters, has impacted every aspect of our business, most notably our sales organization.

In fiscal 1999, we implemented a company-wide reorganization of our sales force. This reorganization has taken longer to be effective than we initially anticipated, and our results in this quarter reflect this. The transition to a two-product company has resulted in a greater Windchill CPC focus, reduced sales capacity for the CAD/CAM/CAE product line and resultant loss of market share. Given that the first quarter is seasonally our most challenging one, the reduced capacity for the CAD/CAM/CAE product line had an even more acute impact on revenue this quarter, as evidenced by the fact that unit sales of our core Pro/ENGINEER design software were down 32% in the first quarter of 2000 compared to the first quarter of 1999.

An integral part of the sales force reorganization encompassed changing the way we distribute our CAD/CAM/CAE products to smaller business segments. We licensed approximately 90% of our products directly to end-user customers in each of the first quarters of 1999 and 2000 with the remainder licensed through third-party distributors, primarily Rand A Technology Corporation.

In the first quarter of 1999, we entered into a master distribution arrangement with Rand to address certain smaller business segments. Rand ’s performance has been impacted by the transition required by this new relationship, and, while their performance is improving, their level of revenue contribution has been lower than anticipated. We believe, however, that this strategy will enhance our long-term growth. In the first quarter of 2000, we amended the distribution agreement with Rand to expand its distribution into a broader segment of small businesses. Providing this broader base of business opportunity should continue to assist Rand in further developing its distribution network, growing sales of our products and enhancing our long-term growth. Our results could be adversely affected if Rand is unable to achieve certain sales levels or make existing or future payments.

During this quarter we closed fewer large deals than we expected and experienced some weakness with existing customers, particularly in Japan and Europe. In addition, market demand in certain segments of the CAD/CAM/CAE industry appears to have slowed. We also experienced a lower average selling price of our Pro/ENGINEER software, which decreased by 10% in the first quarter of 2000 compared to the first quarter of 1999. Additional factors affecting our revenue and operating results are included in “Important Factors That May Affect Future Results” below.

Our service revenue is derived from the sale of software maintenance contracts and the performance of training and consulting services. Service revenue, which has a lower gross profit margin than license revenue, accounted for 46% and 56% of total revenue in the first quarter of 1999 and 2000, respectively. Service revenue increased 18% in the first quarter of 2000 compared to the same period in 1999. This increase is the result of growth in our installed customer base and increased training and consulting services performed for these customers. We expect service revenue to continue to increase in absolute dollars for the remainder of 2000.

We derived 54% and 56% of our total revenue from sales to international customers in the first quarter of 1999 and 2000, respectively.

[CHART SHOWING REVENUE BY GEOGRAPHY (in millions)]
                         North America    Europe   Asia/Pacific

                  Q1 99      $115.9        $98.6        $35.7
                  Q1 00      $104.3        $91.0        $43.8

                      REVENUE BY GEOGRAPHY (IN MILLIONS)

Looking forward, our overall revenue levels will be affected by our ability to capitalize on the CPC opportunity while balancing our sales capacity between Pro/ENGINEER and Windchill. Our challenge is to manage and maintain leadership in our traditional mechanical CAD/CAM/CAE business while investing aggressively in a new product area that presents significant growth opportunities. Because our transition to a two-product business model is not yet complete, we are cautious in our overall near-term outlook. Nevertheless, we believe that our Windchill business may further differentiate our mechanical CAD/CAM/CAE products and ultimately invigorate our mechanical CAD/CAM/CAE business.

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

COST OF LICENSE REVENUE.    Our cost of license revenue consists of costs associated with reproducing and distributing software and documentation and the payment of royalties. Cost of license revenue as a percent of license revenue was 3% and 4% for the first quarter of 1999 and 2000, respectively.

COST OF SERVICE REVENUE.    Our cost of service revenue includes costs associated with training and consulting personnel, such as salaries and related costs and travel, and costs related to software maintenance, including costs incurred for customer support personnel and the release of maintenance updates. The increase in our cost of service revenue resulted primarily from growth in the staffing necessary to generate increased worldwide service revenue and to provide ongoing high-quality customer support to our growing installed base. Cost of service revenue as a percent of service revenue was 37% and 42% for the first quarter of 1999 and 2000, respectively. This increase reflects our investment in the staffing necessary to support our new product offerings, principally our Windchill CPC solutions.

SALES AND MARKETING.    Our sales and marketing expenses primarily include salaries and benefits, sales commissions, travel and facility costs. These costs increased 9% in the first quarter of 2000 compared to 1999 primarily due to the higher average cost per sales employee, as we are hiring a more experienced Windchill CPC solutions sales force. Total sales and marketing employees decreased from 2,180 at January 2, 1999 to 1,898 at January 1, 2000 primarily due to the sales force reorganizations during 1999.

RESEARCH AND DEVELOPMENT.    Our research and development expenses consist principally of salaries and benefits, expenses associated with product translations, costs of computer equipment used in software development and facility expenses. Compared to the first quarter of 1999, research and development expenses increased 17% in the first quarter of 2000. This is primarily attributable to our continued investment in research and development, particularly in connection with our Windchill CPC solutions and the impact of our InPart, Division and auxilium acquisitions in 1999. We expect our investment in research and development to increase in absolute dollars for the remainder of 2000.

GENERAL AND ADMINISTRATIVE.    Our general and administrative expenses include costs of our corporate, finance, information technology, human resources and administrative functions. These costs were flat in the first quarter of 2000 compared to the first quarter of 1999.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS.     These costs represent the amortization of intangible assets acquired, including developed technology, goodwill, customer lists, assembled work force and trade names. The increased amortization of $6.9 million in the first quarter of 2000 compared to 1999 primarily resulted from our 1999 acquisitions of InPart, Division and auxilium.

[CHART SHOWING COSTS AND EXPENSES (in millions)]

                                                          Q1 99      Q1 00
                                                         -------    -------
   Cost of License Revenue                               $  4.1     $  4.1
   Cost of Service Revenue                                 41.7       56.0
   Sales and Marketing                                     96.1      104.9
   Research and Development                                29.2       34.1
   General and Administrative                              16.6       16.5
   Amortization of Goodwill and Intangible Assets           2.5        9.4
   Acquisition and Nonrecurring Charges                    13.8          -

ACQUISITION AND NONRECURRING CHARGES.

Acquisition.    In October 1998, we purchased InPart Design, Inc., the developer of DesignSuite, a Web-based repository of 3D mechanical component data, as well as the developer of enterprise software applications focused on Web-based component and supplier management, which was founded in 1996. We allocated the purchase price of $38.1 million to the assets acquired and liabilities assumed based on our estimate of fair value. The values assigned included $741,000 for net liabilities assumed, $10.6 million for purchased in-process research and development (R&D), $4.1 million for developed technology, $1.1 million for customer lists, $200,000 for an assembled workforce and $300,000 for trade names. The excess purchase price over the amounts allocated to assets acquired and liabilities assumed was recorded as goodwill of $22.5 million.

In the opinion of management, the purchased in-process R&D had not yet reached technological feasibility and had no alternative future use. Accordingly, we recorded a nonrecurring charge of $10.6 million during the first quarter of 1999. For additional information about this acquisition, see Item 7 of our 1999 Annual Report on Form 10-K.

Sales Force Reorganization.    During the first quarter of 1999, we reorganized our sales force to provide a more focused approach to the unique product and service requirements of our customers. In connection with this action, we incurred a restructuring charge of $3.2 million for the severance and termination benefits of approximately 170 people who were terminated during the first quarter of 1999 in accordance with management’s plans. All amounts related to terminated employees were paid in 1999.

OTHER INCOME, NET.    Our other income, (net) includes interest income, interest expense, costs of hedging contracts, the gain or loss from the translation of results for subsidiaries for which the U.S. dollar is the functional currency and other charges incurred in connection with financing customer contracts. For the first quarter of 1999, we reported other income of $1.9 million compared to $643,000 for the first quarter of 2000. The change is primarily due to lower interest income, as a result of lower average invested balances, and the weakening of the dollar against certain foreign currencies.

INCOME TAXES.    Our effective tax rate for the first quarter of 1999 was 38% compared with 29% for the corresponding period in 2000. The difference between our effective tax rate and the statutory federal income tax rate of 35% was due primarily to the non-deductibility of certain acquisition and nonrecurring charges in the first quarter of 1999 and the use of Computervision net operating losses in the first quarter of 2000. On a pro forma basis, which excludes amortization of goodwill and intangible assets and acquisition and nonrecurring charges, our effective tax rate for the first three months of 1999 and 2000 was 30% and 29%, respectively.

EMPLOYEES.    The number of worldwide employees was 4,803 at January 2, 1999 compared to 5,051 at January 1, 2000. The increase over the prior year was a result of growth in our services organization and in the research and development group, primarily through acquisitions, offset by a decrease due to the sales force reorganizations during 1999.

Liquidity and Capital Resources

Our operating activities, the proceeds from our issuance of stock under stock plans and existing cash and investments provided sufficient resources to fund our employee base, capital assets needs, stock repurchases, acquisitions and financing needs, in the first quarters of 1999 and 2000.

As of January 1, 2000, cash and investments totaled $420.4 million, up from $353.9 million at September 30, 1999. The primary reason for the increase in cash and investments during the quarter ending January 1, 2000 was $53.8 million in proceeds from stock option exercises and $30.8 million from the sale of land and certain improvements, partially offset by $10.8 million in expenditures to acquire property and equipment. Our investment portfolio is diversified among security types, industries and individual issuers. Our investments are generally liquid and investment grade. The portfolio is primarily invested in short-term securities to minimize interest rate risk and to facilitate rapid deployment in the event of immediate cash needs.

Cash generated from operating activities was $30.8 million in the first quarter of 1999, compared to $2.0 million in the first quarter of 2000, net of cash expenditures for nonrecurring charges of $6.0 million in the first quarter of 2000. The decrease in cash generated from operating activities was primarily due to lower net income.

In the first quarter of 1999 and 2000, we acquired $8.5 million and $10.8 million, respectively, of capital equipment consisting principally of computer equipment, software and office equipment.

We generated net cash from financing activities during the first quarter of 2000 of $53.8 million from the issuance of common stock under our stock plans. In the first quarter of 1999, we used net cash in financing activities of $45.5 million, consisting of $50.0 million for the purchase of treasury stock, partially offset by $4.5 million from the issuance of common stock under our stock plans. Through January 1, 2000 we had repurchased 11.0 million of the 20.0 million shares authorized by the Board of Directors to be repurchased under our approved repurchase program. The repurchased shares will be used for stock option exercises, employee stock purchase plans and potential acquisitions. No shares were purchased in the first quarter of 2000, but we expect to repurchase shares during 2000 as determined by management.

In December 1999, we sold land and certain improvements under construction for approximately $30.8 million and entered into a lease covering approximately 381,000 square feet of office space in the Boston area that will allow us to consolidate and replace our Waltham operations. Occupancy and rent should begin in December 2000 and expire in December 2012, subject to completion of construction.

We believe that existing cash and short-term investments together with cash generated from operations and the issuance of common stock under our stock plans will be sufficient to meet our working capital, financing and capital expenditures requirements through at least the end of the current fiscal year.

New Accounting Pronouncements

In accordance with recently issued accounting pronouncements, we will be required to comply with certain changes in accounting rules and regulations. See Note 4 to the unaudited consolidated financial statements included herein.

Year 2000 Computer Systems Compliance

The initial results of our Year 2000 readiness plan indicate that our assessment, improvement and testing program succeeded in providing a smooth transition to the Year 2000 rollover. We have not experienced any significant Year 2000 disruptions with our products, our internal information technology systems or our major vendors. While these results are still preliminary, it does not appear that there will be a material impact on our business or operations from Year 2000 problems. In the aggregate, we incurred costs of approximately $7.0 million on our compliance project. All costs were expensed as incurred.

Important Factors That May Affect Future Results

The following are some of the factors that could affect our future results. They should be considered in connection with evaluating forward-looking statements contained in this Quarterly Report on Form 10-Q and otherwise made by us or on our behalf, because these factors could cause actual results and conditions to differ materially from those projected in forward-looking statements.

I.    Operational Considerations

Our operating results fluctuate within each quarter and from quarter-to-quarter making our future revenues and operating results difficult to predict

While our sales cycle varies substantially from customer to customer, we usually realize a high percentage of our revenue in the third month of each fiscal quarter, and this revenue tends to be concentrated in the later part of that month. Our orders early in a quarter will not generally occur at a rate which, if sustained throughout the quarter, would be sufficient to assure that we will meet our revenue targets for any particular quarter. Moreover, our sales force reorganizations in 1999, our shift in business emphasis to a more solutions-oriented sales process—undertaken in part to increase our average order size—and our focus on Windchill CPC solutions have resulted in longer and more unpredictable sales cycles for products and services. Accordingly, our quarterly results may be difficult to predict prior to the end of the quarter. Any inability to obtain large orders or orders in large volumes or to make shipments or perform services in the period immediately preceding the end of any particular quarter may cause the results for that quarter to fall short of our revenue targets. In addition, our operating expenses are based on expected future revenue and are relatively fixed for the short term. As a result, a revenue shortfall in any quarter could cause our earnings for that quarter to fall below expectations as well. Any failure to meet our quarterly revenue or earnings targets could adversely impact the market price of our stock.

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

—our shift from point sales to solution sales,

—our shift from geography-based to named-account sales,

—the ability of our sales reps to learn and sell our full product line, and

—Rand’s and other distributor’s ability to perform, including building a distributor network and competing successfully in the small business segment of the mechanical CAD/CAM/CAE arena;

•	our ability to anticipate and meet evolving customer requirements in the CPC arena and successfully deliver products and services at an enterprise level; and

•	our ability to identify and penetrate additional industry sectors that represent growth opportunities.

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

—internal research and development,

—acquisition of technology, and

—strategic partnerships;

•	meet evolving customer requirements, especially ease-of-use;

•	provide adequate funding for development efforts; and

•	license appropriate technology from third parties.

Also, as is common in the computer software industry, we may from time to time experience delays in our product development and “debugging ” efforts. Our performance could be hurt by significant delays in developing, completing or shipping new or enhanced products. Among other things, such delays could cause us to incorrectly predict the fiscal quarter in which we will realize revenue from the shipment of the new or enhanced products and give our competitors a greater opportunity to market competing products.

We may be unable to price our products competitively or distribute them effectively

Our success is tied to our ability to price our products and services competitively and to deliver them efficiently, including our ability to:

•	provide products with functionality that our customers want at a price they can afford;

•	build appropriate direct distribution channels;

•	utilize the Internet for sales; and

•	build appropriate indirect distribution channels through Rand or others.

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

II.    Mechanical CAD/CAM/CAE-Related Considerations

Increasing competition in the mechanical CAD/CAM/CAE marketplace may reduce our revenues

There are an increasing number of competitive mechanical CAD/CAM/CAE products. Despite our belief that our products are technologically superior, some competitive products have reached a level of functionality whereby product differentiation is less likely, in and of itself, to dislodge incumbent CAD systems, given the training and other startup costs associated with system replacement. Increased competition and market acceptance of these competitive products could have a negative effect on pricing and revenues for our products, which could have a material adverse affect on our results.

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

Growth in the CAD/CAM/CAE industry appears to have slowed

Growth in certain segments of the mechanical CAD/CAM/CAE industry appears to have slowed and, coupled with decreased functional differentiation among flexible engineering tools, may affect our ability to penetrate the market for new customers and recapture our market share. We believe our emphasis on Windchill CPC solutions will allow us to differentiate our flexible engineering products from the competition and invigorate sales of those products. However, the strategy may not be successful or may take longer than we plan. There could be a material adverse affect on our operating results in any quarter if these assumptions prove to be incorrect.

III.    CPC and Windchill Strategy Considerations

We are implementing a new strategy to capitalize on an Internet-based, business-to-business market opportunity known as Collaborative Product Commerce (CPC). It may be that our assumptions about the CPC market opportunity are wrong, which could adversely affect our results

We have identified CPC as a new market opportunity for us, and have devoted significant resources toward capitalizing on that opportunity. CPC solutions include software and services that use Internet technologies to permit employees, customers, suppliers and others to collaboratively develop, build and manage products throughout their entire lifecycle. Because the market for software products that allow companies to collaborate on product information on an enterprise-wide level is newly emerging and because companies have not traditionally linked customers and suppliers in this process directly, we cannot be certain as to the size of this market, whether it will grow, or whether companies will elect to utilize our products rather than attempt to develop applications internally or through other sources.

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

Our Windchill software, which is central to our CPC strategy, is relatively new and is not yet well established in the marketplace

The success of our CPC strategy will depend in large part on the ability of our Windchill solutions to meet customer expectations, especially with respect to:

•	ease of installation;

•	ease of use;

•	full capability, functionality and performance;

•	ability to support a large user base; and

•	quality and efficiency of the services we perform relating to implementation and customization.

The software is still relatively new. If our customers cannot successfully deploy large-scale implementation projects or if they determine that we are unable to accommodate large-scale deployments, our operating results may be affected.

In addition, implementing a Windchill software solution on an enterprise level takes longer and requires greater expertise than does installing our other products. Our Windchill software must integrate with existing computer systems and software programs used by our customers and their partners. Because we are one of the first companies to offer a CPC solution, many customers will be facing these integration issues for the first time, particularly in the context of collaborating with members of the extended enterprise, including customers and supply chain partners. Our customers could become dissatisfied with our products or services if integrations prove to be difficult, costly or time consuming, and our operating results may be affected.

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

In addition, our expanded focus on delivering Internet-based solutions may cause us to be viewed, in part, as an Internet company. The trading prices of Internet stocks in general are unusually high under conventional valuation standards such as price-to-earnings and price-to-sales ratios and have experienced fluctuations unrelated or disproportionate to the operating performance of these companies. The trading prices and valuations of these stocks, and of ours, may not be sustained. Any negative change in the public’s perception of the prospects of Internet or e-commerce companies, or of PTC as an Internet company, could depress our stock price regardless of our results.

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

Year 2000 problems which have not yet surfaced could cause interruption or failure with respect to our product offerings, our internal computer systems and those of our critical vendors and suppliers

        Our operations and results could be adversely affected if our current product offerings or internal systems should demonstrate Year 2000 problems that are not yet apparent or if the major vendors or suppliers with whom we deal cannot be easily replaced should they experience Year 2000 difficulties that have not yet appeared. In addition, purchases by our customers could be affected if they must expend significant resources to correct their own systems.

Our operations in Europe may be affected by the European Union ’s conversion to a common currency

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than as disclosed in this report on Form 10-Q, there have been no significant changes in our market risk exposure as described in Item 7A: “Quantitative and Qualitative Disclosures About Market Risk ” to our 1999 Annual Report on Form 10-K, which is incorporated herein by reference.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

27.1	Financial Data Schedule for the period ended January 1, 2000; filed herewith.

For our documents incorporated by reference, references are to File No. 0-18059.

(b)    Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ending January 1, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PARAMETRIC TECHNOLOGY CORPORATION

By: /S / EDWIN J. GILLIS
Edwin J. Gillis
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: February 14, 2000