Form 10-Q
period 2000-04-01
PARAMETRIC TECHNOLOGY CORP
filed 2000-05-16
CIK 857005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: April 1, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES    ☒ NO    ☐

There were 276,007,715 shares of our common stock outstanding on April 1, 2000.

PARAMETRIC TECHNOLOGY CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended April 1, 2000

PART I—FINANCIAL INFORMATION

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 1999	April 1, 2000
ASSETS
Current assets:
Cash and cash equivalents	$ 239,789	$ 328,497
Short-term investments	101,217	54,627
Accounts receivable, net	221,889	179,487
Other current assets	142,209	121,628

Total current assets	705,104	684,239
Marketable investments	12,889	18,329
Property and equipment, net	64,176	69,266
Goodwill, net	113,011	103,740
Other intangible assets, net	53,836	50,013
Other assets	67,604	77,269

Total assets	$1,016,620	$1,002,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 40,879	$ 33,972
Accrued expenses	67,135	53,306
Accrued compensation	55,590	44,965
Deferred revenue	213,059	219,153
Income taxes	80,520	20,862

Total current liabilities	457,183	372,258
Other liabilities	38,333	30,551
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 272,277 and 276,008 shares issued, respectively	2,723	2,760
Additional paid-in capital	1,583,846	1,637,195
Treasury stock, at cost, 2,113 and 0 shares, respectively	(27,727)	—
Accumulated deficit	(1,022,357)	(1,027,306)
Accumulated other comprehensive loss	(15,381)	(12,602)

Total stockholders’ equity	521,104	600,047

Total liabilities and stockholders’ equity	$1,016,620	$1,002,856

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three months ended		Six months ended
	April 3, 1999	April 1, 2000	April 3, 1999	April 1, 2000
Revenue:
License	$141,125	$ 87,890	$277,205	$192,764
Service	122,123	139,215	236,160	273,378

Total revenue	263,248	227,105	513,365	466,142

Costs and expenses:
Cost of license revenue	2,997	4,604	7,136	8,732
Cost of service revenue	47,567	59,799	89,283	115,826
Sales and marketing	103,161	105,384	199,273	210,324
Research and development	30,310	37,611	59,483	71,678
General and administrative	15,248	18,331	31,812	34,802
Amortization of goodwill and other intangible assets	3,607	9,777	6,094	19,205
Acquisition and nonrecurring charges	39,518	—	53,347	—

Total costs and expenses	242,408	235,506	446,428	460,567

Operating income (loss)	20,840	(8,401)	66,937	5,575
Other income, net	728	393	2,672	1,036

Income (loss) before income taxes	21,568	(8,008)	69,609	6,611
Provision for (benefit from) income taxes	11,019	(2,162)	29,069	2,076

Net income (loss)	$ 10,549	$ (5,846)	$ 40,540	$ 4,535

Earnings (loss) per share (Note 2):
Basic	$ 0.04	$ (0.02)	$ 0.15	$ 0.02
Diluted	$ 0.04	$ (0.02)	$ 0.15	$ 0.02

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended
	April 3, 1999	April 1, 2000
Cash flows from operating activities:
Net income	$ 40,540	$ 4,535
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	25,170	38,150
Non-cash portion of nonrecurring charges	4,693	—
Charge for purchased in-process research and development	38,244	—
Changes in assets and liabilities which provided (used) cash, net of effects of purchased businesses:
Accounts receivable	(16,050)	43,498
Accounts payable and accrued expenses	(27,522)	(21,710)
Accrued compensation	(25,083)	(14,025)
Deferred revenue	35,074	6,094
Income taxes	(4,395)	(43,283)
Other current assets	(655)	(19,397)
Other noncurrent assets and liabilities	(8,005)	(721)

Net cash provided (used) by operating activities	62,011	(6,859)

Cash flows from investing activities:
Additions to property and equipment	(15,234)	(22,341)
Additions to other intangible assets	(2,053)	(2,015)
Acquisitions of businesses	(70,344)	(7,922)
Construction in progress	(2,058)	(4,106)
Proceeds from sale of construction in progress	—	30,836
Purchases of investments	(26,078)	(24,445)
Proceeds from sales and maturities of investments	131,721	65,118

Net cash provided by investing activities	15,954	35,125

Cash flows from financing activities:
Proceeds from issuance of common stock	14,934	77,001
Purchases of treasury stock	(64,973)	(19,947)

Net cash provided (used) by financing activities	(50,039)	57,054

Effect of exchange rate changes on cash	2,367	3,388

Net increase in cash and cash equivalents	30,293	88,708
Cash and cash equivalents, beginning of period	205,971	239,789

Cash and cash equivalents, end of period	$236,264	$328,497

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three months ended		Six months ended
	April 3, 1999	April 1, 2000	April 3, 1999	April 1, 2000
Net income (loss)	$10,549	$(5,846)	$40,540	$4,535

Other comprehensive income (loss), net of tax provision (benefit):
Foreign currency translation adjustment, net of tax of $(540), $290, $307 and $1,495, respectively	(1,004)	537	569	2,776
Unrealized gain (loss) on securities, net of tax of $(218), $2, $(107) and $1, respectively	(406)	5	(201)	2

Other comprehensive income (loss)	(1,410)	542	368	2,778

Comprehensive income (loss)	$ 9,139	$(5,304)	$40,908	$7,313

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

The results of operations for the three and six month periods ended April 1, 2000 are not necessarily indicative of the results expected for the remainder of the fiscal year.

2.    Earnings Per Share

Basic earnings per share (EPS) is calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options using the “treasury stock” method. The following table presents the calculation for both basic and diluted EPS:

	Three months ended		Six months ended
	April 3, 1999	April 1, 2000	April 3, 1999	April 1, 2000
Net income (loss)	$10,549	$(5,846)	$40,540	$ 4,535

Weighted average shares outstanding	267,955	275,107	268,314	273,749
Dilutive effect of employee stock options	7,532	—	6,577	14,623

Diluted shares outstanding	275,487	275,107	274,891	288,372

Basic EPS	$ 0.04	$ (0.02)	$ 0.15	$ 0.02
Diluted EPS	$ 0.04	$ (0.02)	$ 0.15	$ 0.02

Options to purchase 10.9 million and 14.4 million shares for the second quarter and first six months of 1999 and 2.0 million and 4.0 million shares for the second quarter and first six months of 2000 were outstanding but were not included in the computations of diluted EPS because the price of the options was greater than the average market price of the common stock for the period reported. For the second quarter of 2000, the dilutive effect of an additional 14.9 million options was excluded from the computation of diluted EPS as the effect was anti-dilutive with the loss.

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
PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

4.    New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. Originally, the statement had been effective for all quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities, which postponed the adoption of SFAS No. 133 until fiscal years beginning after June 15, 2000. We plan to implement SFAS No. 133 in our fiscal year 2001. We believe that the adoption of this statement will not have a significant effect on our consolidated financial statements.

5.    Segment Information

During 1999, we adopted SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, which changes the way public companies report information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision making group is our executive officers.

We operate within a single industry segment—computer software and related services. We have two major product categories within that one segment: (1) our computer-aided design, manufacturing and engineering (CAD/CAM/CAE) solutions including our flagship Pro/ENGINEER® design software, which provides flexible engineering solutions to our customers and (2) our Web-based Windchill® information management software, which provides collaborative product commerce (CPC) solutions to our customers using Internet technologies to collaboratively develop, build and manage products throughout their entire lifecycle. Our products are sold worldwide by our sales force and distributors.

Our revenue by product category and for the geographic regions in which we operate is presented below:

	Three months ended		Six months ended
	April 3, 1999	April 1, 2000	April 3, 1999	April 1, 2000
Revenue:
CAD/CAM/CAE solutions	$251,354	$187,732	$497,511	$388,516
Windchill/CPC solutions	11,894	39,373	15,854	77,626

Total revenue	$263,248	$227,105	$513,365	$466,142

Revenue:
North America	$ 97,443	$ 85,731	$213,298	$191,887
Europe	96,920	85,408	195,503	174,472
Asia/Pacific	68,885	55,966	104,564	99,783

Total revenue	$263,248	$227,105	$513,365	$466,142

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

Business Overview

Historically, our core business focus has been to provide mechanical CAD/CAM/CAE solutions to customers through our flagship Pro/ENGINEER® design software, and we remain committed to providing our customers with industry leading flexible engineering solutions based on this software. Additionally, we believe that there is growing demand for collaborative product commerce (CPC) solutions from manufacturers who, in order to stay competitive, must deliver more custom-tailored goods faster and at lower prices while relying more than ever before on geographically dispersed and dynamic supply chains. CPC solutions include software and services that use Internet technologies to permit individuals—no matter what role they have in the commercialization of a product, no matter what computer-based tools they use, no matter where they are located geographically or in the supply chain—to collaboratively develop, build and manage products throughout their entire lifecycle. In order to pursue this opportunity, we expanded our focus in 1999 to encompass the complete CPC solution offered by our Web-based Windchill® information management software and are continuing this focus in 2000. This expanded focus allows us to increase the business impact our customers derive from our flexible engineering solutions and provides our customers with the additional tools they need to elevate their products into enterprise assets and to leverage these assets into new business opportunities.

As a result of the difficulty we have been experiencing in transitioning from a one product company to a multi-product company and in balancing our efforts between our traditional CAD/CAM/CAE solutions business and our growing CPC solutions business, we are reorganizing ourselves to provide more discrete product line focus and accountability and to improve our overall profitability. The reorganization will result in the creation of the following business units:

•
Windchill and Web-based Collaboration Solutions. This business unit is responsible for expanding our reach in the CPC market in terms of product content, collaboration and sourcing services. It will encompass our efforts to develop new partnerships, business relationships and indirect channels of distribution in support of our web infrastructure efforts.

•
MCAD Products and Flexible Engineering Solutions. This business unit is responsible for the Pro/ENGINEER product line as well as other applications within our i-Series of flexible engineering solutions. It will focus full-time on the needs of the mechanical CAD/CAM/CAE marketplace.

Each unit will have responsibility for research and development, marketing, professional services, customer support and indirect distribution. The sales force will continue to exist as a separate organization comprised of two divisions, primary and major accounts. Each division will include a group focused on the CAD/CAM/CAE solutions. In addition, we are working on a new initiative, called Netmarkets, that will enable us to address opportunities to utilize our Windchill technology in the business-to-business exchange marketplace. We also intend to review potential alliances and partnerships with large system integrators, application service providers and entities with complementary software products. Finally, we plan to reduce our existing cost structure to improve our profitability, which will result in a nonrecurring charge to be taken in the third quarter of 2000. The charge is currently under review and is now anticipated to be in the range of $15-20 million, consisting primarily of a reduction of approximately 300 people from the second quarter’s ending headcount, associated facility closures and other write-offs.

Results of Operations

The following is an overview of our results of operations:

•
Total revenue was $227.1 million for the second quarter of 2000 compared to $263.2 million for the second quarter of 1999. Total revenue was $466.1 million for the first six months of 2000 compared to $513.4 million for the first six months of 1999.

•
Our year-over-year second quarter revenue declined 14% reflecting a 38% decrease in software license revenue offset by a 14% increase in service revenue. Our year-over-year six month revenue declined 9% reflecting a 30% decrease in software license revenue offset by a 16% increase in service revenue.

•	Windchill revenue increased to $39.4 million in the second quarter of 2000 from $11.9 million for the same period in 1999.

•	CAD/CAM/CAE revenue decreased to $187.7 million in the second quarter of 2000 from $251.4 million for the same period in 1999.

•
Net loss was $5.8 million for the second quarter of 2000 compared to net income of $10.5 million for the second quarter of 1999. Net income decreased $36.0 million to $4.5 million for the first six months of 2000 compared to the same period in 1999.

•
Pro forma net income, which excludes the amortization of goodwill and intangible assets and acquisition and nonrecurring charges, decreased $45.4 million to $0.5 million for the second quarter of 2000 and decreased $72.7 million to $18.1 million for the first six months of 2000 from the comparable periods in 1999.

The following table shows certain consolidated financial data as a percentage of our total revenue for the second quarter and first six months of 1999 and 2000.

	Three months ended		Six months ended
	April 3, 1999	April 1, 2000	April 3, 1999	April 1, 2000
Revenue:
License	54%	39%	54%	41%
Service	46	61	46	59

Total revenue	100	100	100	100

Costs and expenses:
Cost of license revenue	1	2	1	2
Cost of service revenue	18	26	18	25
Sales and marketing	39	47	39	45
Research and development	12	17	12	15
General and administrative	6	8	6	8
Amortization of goodwill and other intangible assets	1	4	1	4
Acquisition and nonrecurring charges	15	—	10	—

Total costs and expenses	92	104	87	99

Operating income (loss)	8	(4)	13	1
Other income, net	—	—	1	—

Income (loss) before income taxes	8	(4)	14	1
Provision for (benefit from) income taxes	4	(1)	6	—

Net income (loss)	4%	(3)%	8%	1%

Pro forma, excluding amortization of goodwill and intangible assets and acquisition and nonrecurring charges:
Operating income	24%	1%	25%	5%
Net income	17%	—%	18%	4%

REVENUE.    As a result of our expanded focus on providing CPC solutions, software and service revenue from our Windchill products grew to 17% of total revenue in both the second quarter and first six months of 2000, up from 5% and 3% in the second quarter and first six months of 1999, respectively. Overall, however, total revenue decreased 14% and 9% for the second quarter and first six months of 2000 compared to the second quarter and first six months of 1999, respectively.

License revenue decreased 38% and 30% for the second quarter and first six months of 2000 compared to the second quarter and first six months of 1999, respectively. While we continue to derive our license revenue primarily from software related to the mechanical CAD/CAM/CAE industry, our CPC software solutions are starting to comprise an increasing percentage of total license revenue. In order to meet what we believe is a growing demand for our CPC solutions, over the past two years we have channeled significant resources into this product line and continue to experience difficulty in transitioning from a one product company to a multi-product company.

Our efforts during this transition period have resulted in a greater Internet-based CPC focus, which has in turn reduced the sales capacity for the CAD/CAM/CAE product line and contributed to a loss of market share. Market demand in certain segments of the CAD/CAM/CAE industry also appears to have slowed. In addition, we changed the way we distribute our CAD/CAM/CAE products to smaller business segments as part of a master distribution arrangement with Rand A Technology Corporation. Rand’s level of revenue contribution has been lower than originally anticipated; however, their performance is improving. Our results could be adversely affected if Rand is unable to achieve certain sales levels or make existing or future payments.

Our emphasis on larger, more enterprise-wide solutions, has resulted in longer and less predictable sales cycles and increased our dependence on consummating larger transactions in general. During the first two quarters of 2000 we closed fewer large deals than we expected which explains, in part, the fact that unit sales were down 42% in the second quarter of 2000 and 37% for the first six months of 2000 compared to the same periods in 1999. We also experienced some weakness with existing customers in all geographic regions during this period.

Finally, the average selling price of our Pro/ENGINEER software decreased 10% in the second quarter and first six months of 2000 compared to the second quarter and first six months of 1999. This may be attributable in part to increased competition from native Windows®-based products offering more limited functionality at lower costs. Additional factors affecting our revenue and operating results are included in “Important Factors That May Affect Future Results” below.

Our service revenue is derived from the sale of software maintenance contracts and the performance of training and consulting services. Service revenue, which has a lower gross profit margin than license revenue, accounted for 46% and 61% of total revenue in the second quarter of 1999 and 2000, respectively, and 46% and 59% of total revenue in the first six months of 1999 and 2000, respectively. Service revenue increased 14% and 16% in the second quarter and first six months of 2000 compared to the same periods in 1999. This increase is the result of growth in our installed customer base and increased training and consulting services performed for these customers. We expect service revenue to continue to increase in absolute dollars for the remainder of 2000.

We derived 63% and 62% of our total revenue from sales to international customers in the second quarter of 1999 and 2000, respectively. For the first six months of 1999 and 2000, we derived 58% and 59% of our total revenue from sales to international customers, respectively. We licensed over 90% of our products directly to end-user customers in each of the first six months of 1999 and 2000 with the remainder licensed through third-party distributors, primarily Rand.

[bar chart depicting Revenue by Geography:
U.S.:  Q2 99 - $97.4 million; Q2 00 - $85.7 million
Europe:  Q2 99 - $96.9 million; Q2 00 - $85.4 million
Asia/Pacific:  Q2 99 - $68.9 million; Q2 00 - $56.0 million
U.S.:  First 6 months 99 - $213.3 million; First 6 months 00 - $191.9 million
Europe:  First 6 months 99 - $195.5 million; First 6 months 00 - $174.5 million
Asia/Pacific:  First 6 months 99 - $104.6 million; First 6 months 00 - $99.8 million]

REVENUE BY GEOGRAPHY (IN MILLIONS)

Looking forward, our overall revenue levels will be dependent on our ability to successfully balance our efforts between our traditional CAD/CAM/CAE business and our growing CPC business. Our challenge is to effectively manage and improve performance in our mechanical CAD/CAM/CAE business while continuing to aggressively pursue a new product area that presents significant growth opportunities. Because our reorganization into business units and overall transition to a multi-product business model are in process, we are cautious in our overall near-term outlook. Nevertheless, we believe the actions we are taking internally will result in improved performance over time.

COSTS AND EXPENSES.    Our operating expenses have been based on anticipated future revenue and are relatively fixed for the short term. We have been incurring expenses that would support revenues in excess of current levels in order to implement our strategic initiatives, particularly as they relate to our Windchill CPC solutions. Given the lower than expected revenue in the last two quarters, we plan to reduce our existing cost structure to improve profitability. This will result in a nonrecurring charge to be taken in the third quarter of 2000 (see “Business Overview” above).

COST OF LICENSE REVENUE.    Our cost of license revenue consists of costs associated with reproducing and distributing software and documentation and the payment of royalties. Cost of license revenue as a percent of license revenue was 2% and 3% for the second quarter and first six months of 1999, respectively, and 5% for both the second quarter and first six months of 2000. The increase in cost of license revenue as a percent of license revenue is primarily a result of paying higher royalties on Windchill versus mechanical CAD/CAM/CAE revenue.

COST OF SERVICE REVENUE.    Our cost of service revenue includes costs associated with training and consulting personnel, such as salaries and related costs and travel, and costs related to software maintenance, including costs incurred for customer support personnel and the release of maintenance updates. Cost of service revenue as a percentage of service revenue has increased to 43% from 39% and to 42% from 38% for the second quarter and first six months of 2000, respectively, from the corresponding periods of 1999. This increase reflects our investment in the staffing necessary to support our new product offerings, principally our Windchill CPC solutions.

SALES AND MARKETING.    Our sales and marketing expenses primarily include salaries and benefits, sales commissions, travel and facility costs. These costs increased 2% and 6% for the second quarter and first six months of 2000, respectively, compared to 1999, primarily due to the higher average cost per sales employee, as we are hiring a more experienced Windchill CPC solutions sales force. Total sales and marketing employees decreased from 2,194 at April 3, 1999 to 1,851 at April 1, 2000 primarily due to the sales force reorganizations during 1999.

RESEARCH AND DEVELOPMENT.    Our research and development expenses consist principally of salaries and benefits, expenses associated with product translations, costs of computer equipment used in software development and facility expenses. These costs increased 24% and 21% for the second quarter and first six months of 2000, respectively, compared to 1999, primarily due to our continued investment in research and development, particularly in connection with our Windchill CPC solutions products and the impact of our InPart, Division and auxilium acquisitions in 1999.

GENERAL AND ADMINISTRATIVE.    Our general and administrative expenses include costs of our corporate, finance, information technology, human resources and administrative functions. These costs increased 20% and 9% for the second quarter and first six months of 2000, respectively, compared to 1999, primarily due to higher administrative costs associated with the changing revenue mix and the growth in our information technology infrastructure.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS.    These costs represent the amortization of intangible assets acquired, including developed technology, goodwill, customer lists, assembled work force and trade names. The increased amortization of $6.2 million and $13.1 million in the second quarter and first six months of 2000, respectively, compared to 1999, primarily resulted from our 1999 acquisitions of InPart, Division and auxilium.

ACQUISITION AND NONRECURRING CHARGES

Acquisitions

InPart.    In October 1998, we purchased InPart Design, Inc., the developer of DesignSuite, a Web-based repository of 3D mechanical component data, as well as the developer of enterprise software applications focused on Web-based component and supplier management, which was founded in 1996. We allocated the purchase price of $38.1 million to the assets acquired and liabilities assumed based on our estimate of fair value. The values assigned included $741,000 for net liabilities assumed, $10.6 million for purchased in-process research and development (R&D), $4.1 million for developed technology, $1.1 million for customer lists, $200,000 for an assembled workforce and $300,000 for trade names. The excess purchase price over the amounts allocated to assets acquired and liabilities assumed was recorded as goodwill of $22.5 million.

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

In the opinion of management, the purchased in-process R&D for the acquisitions of InPart, Division and auxilium had not yet reached technological feasibility and had no alternative future use. Accordingly, we recorded a nonrecurring charge of $27.6 million during the second quarter of 1999 and $38.2 million for the first six months of 1999. For additional information about these acquisitions, see Item 7 of our 1999 Annual Report on Form 10-K.

Nonrecurring Charges

Sales Force Reorganizations.    During the first quarter of 1999, we reorganized our sales force and, in connection with this action, incurred a restructuring charge of $3.2 million for the severance and termination benefits of approximately 170 people who were terminated during the first quarter of 1999 in accordance with management’s plans. During the second quarter of 1999, we incurred a restructuring charge of $5.8 million for the severance and termination benefits of approximately 150 people in connection with the integration of our sales and related support groups. All amounts related to terminated employees were paid in 1999.

Facility Consolidation and Asset Impairment.    During the second quarter of 1999, we incurred a restructuring charge of $1.4 million for the consolidation of certain excess leased facilities. Also, in the second quarter we recorded an impairment loss of $4.7 million on certain intangible assets related to our industrial design (CDRS) activities. Due to acquisitions and the development of new technology, the carrying value of these assets was impaired.

OTHER INCOME, NET.    Our other income, (net) includes interest income, interest expense, costs of hedging contracts, the gain or loss from the translation of results for subsidiaries for which the U.S. dollar is the functional currency and other charges incurred in connection with financing customer contracts. For the second quarter of 1999, we reported other income of $728,000 compared to $393,000 for the second quarter of 2000. For the first six months of 1999, we reported other income of $2.7 million compared to other income of $1.0 million for the first six months of 2000. The decrease is primarily due to lower foreign exchange gains.

INCOME TAXES.    Our effective tax rate for the first six months of 2000 was 31% compared with 42% for the corresponding period in 1999. The difference between our effective tax rate and the statutory federal income tax rate of 35% was due primarily to the use of Computervision net operating losses in the first six months of 2000 and the non-deductibility of certain acquisition and nonrecurring charges in the first six months of 1999. On a pro forma basis, which excludes amortization of goodwill and intangible assets and acquisition and nonrecurring charges, our effective tax rate for both the first six months of 1999 and 2000 was 30%.

EMPLOYEES.    The number of worldwide employees was 5,051 at April 3, 1999 compared with 4,998 at September 30, 1999 and 5,151 at April 1, 2000. The increase over the prior year is primarily a result of growth in our professional services and research and development organizations, partially offset by a decrease in the sales force.

Liquidity and Capital Resources

Our operating activities, the proceeds from our issuance of stock under stock plans and existing cash and investments provided sufficient resources to fund our employee base, capital assets needs, stock repurchases, acquisitions and financing needs, in the first half of 1999 and 2000.

As of April 1, 2000, cash and investments totaled $401.5 million, up from $353.9 million at September 30, 1999. The primary reason for the increase in cash and investments during the first six months of 2000 was $77.0 million in proceeds from the issuance of common stock under our stock plans and $30.8 million from the sale of land and certain improvements, partially offset by $22.3 million in expenditures to acquire property and equipment and $19.9 million for the repurchase of treasury stock. Our investment portfolio is diversified among security types, industries and individual issuers. Our investments are generally liquid and investment grade. The portfolio is primarily invested in short-term securities to minimize interest rate risk and to facilitate rapid deployment in the event of immediate cash needs.

Cash generated from operating activities was $62.0 million in the first six months of 1999, compared to cash used of $6.9 million for the first six months of 2000. The decrease in cash generated from operating activities was primarily due to lower net income and the payment of income taxes of $43.3 million in the first six months of 2000 versus $4.4 million in the first six months of 1999.

In the first six months of 1999 and 2000, we acquired $15.2 million and $22.3 million, respectively, of capital equipment consisting principally of computer equipment, software and office equipment. In the first six months of 1999 and 2000, we made payments for acquisitions of $70.3 million and $7.9 million, respectively.

In the first six months of 1999, we used $50.0 million of net cash for financing activities for the repurchase of $65.0 million of common stock, offset by $15.0 million of proceeds from the issuance of common stock under our stock plans. We generated $57.1 million of net cash from financing activities during the first six months of 2000 comprised of $77.0 million from the issuance of common stock under our stock plans, offset by $19.9 million for the repurchase of common stock. Through April 1, 2000, we had repurchased 11.9 million of the 20.0 million shares authorized by the Board of Directors to be repurchased under our approved repurchase program. The repurchased shares under this repurchase program will be used for stock option exercises, employee stock purchase plans and potential acquisitions. We repurchased 856,000 shares in the first six months of 2000 and we expect to repurchase shares during the remainder of 2000 as determined by management.

In December 1999, we sold land and certain improvements under construction for approximately $30.8 million and entered into a lease covering approximately 381,000 square feet of office space in the Boston area that will allow us to consolidate and replace our Waltham operations. Occupancy and rent should begin in December 2000 and expire in December 2012, subject to completion of construction.

We believe that existing cash and short-term investments together with cash generated from operations and the issuance of common stock under our stock plans will be sufficient to meet our working capital, financing and capital expenditure requirements through at least the end of the current fiscal year. As a result of the decline in our revenue performance we are formulating plans to reduce our existing cost structure to improve profitability which will result in a nonrecurring charge to be taken in the third quarter of 2000 which will be funded by existing cash (see “Business Overview” above).

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

•	variability in the levels of professional service revenues and the mix of our license and service revenues; and

•	declines in license revenue may adversely affect the size of our installed base and our level of service revenue.

In addition, the levels of quarterly or annual software or service revenue in general, or for particular geographic areas, may not be comparable to those achieved in previous periods.

We may not be able to implement new initiatives successfully

Part of our success in the past has resulted from our ability to implement new initiatives. Our future operating results will continue to depend upon:

•
the successful implementation of a divisionalized business unit structure, including the realignment of internal functions, the management of divisionalized processes and effective mitigation of disruption that may result from organizational change;

•	the success of our sales force reorganization initiatives, including

—our shift from point sales to solution sales,

—our shift from geography-based to named-account sales,

—the ability of our sales reps to learn and sell our products, and

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

Also, as is common in the computer software industry, we may from time to time experience delays in our product development and “debugging” efforts. Our performance could be hurt by significant delays in developing, completing or shipping new or enhanced products. Among other things, such delays could cause us to incorrectly predict the fiscal quarter in which we will realize revenue from the shipment of the new or enhanced products and give our competitors a greater opportunity to market competing products.

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

In addition, our expanded focus on delivering Internet-based solutions may cause us to be viewed, in part, as an Internet company. The trading prices of Internet stocks in general have been unusually high under conventional valuation standards such as price-to-earnings and price-to-sales ratios and have experienced fluctuations unrelated or disproportionate to the operating performance of these companies. The trading prices and valuations of these stocks, and of ours, may not be sustained. Any negative change in the public’s perception of the prospects of Internet or e-commerce companies, or of PTC as an Internet company, could depress our stock price regardless of our results.

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

Our operations in Europe may be affected by the European Union’s conversion to a common currency

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than as disclosed in this report on Form 10-Q, there have been no significant changes in our market risk exposure as described in Item 7A: “Quantitative and Qualitative Disclosures About Market Risk” to our 1999 Annual Report on Form 10-K, which is incorporated herein by reference.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of the Company held on February 10, 2000, the stockholders of the Company (1) elected Donald K. Grierson, Oscar B. Marx, III, and Noel G. Posternak as Class I directors of the Company to hold office until the 2003 Annual Meeting of Stockholders (subject to the election and qualification of their successors and to their earlier death, resignation or removal) and no other nominations were made; (2) approved an amendment to the Company’s Articles of Organization increasing the number of authorized shares of the Company’s common stock from 350,000,000 to 500,000,000; (3) approved the Company’s 2000 Employee Stock Purchase Plan; and (4) approved the Company’s 2000 Equity Incentive Plan. The votes were as follows:

	Votes For	Votes Witheld or Opposed	Abstentions
(1) Election of Directors:
Donald K. Grierson	234,421,713	3,713,940
Oscar B. Marx, III	234,427,959	3,707,694
Noel G. Posternak	234,422,139	3,713,514

(2) Approval of Amendment to Articles of Organization:	233,402,129	3,983,000	750,524

(3) Approval of 2000 Employee Stock Purchase Plan:	233,116,457	4,294,550	724,646

(4) Approval of 2000 Equity Incentive Plan:	182,674,512	54,559,141	902,000

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1*	Articles of Amendment to Restated Articles of Organization dated February 10, 2000.

10.1*#	Amended and Restated Severance Agreement with Steven C. Walske dated February 10, 2000.

10.2*#	Amended and Restated Severance Agreement with Steven C. Walske dated March 1, 2000.

10.3*#	Amended and Restated Severance Agreement with C. Richard Harrison dated February 10, 2000.

10.4*#	Amended and Restated Severance Agreement with Edwin J. Gillis dated February 10, 2000.

10.5*#	Amended and Restated Severance Agreement with Barry F. Cohen dated February 10, 2000.

10.6*#	Amendment #5 to the Consulting Agreement, as amended, with Michael E. Porter dated February 10, 2000.

10.7*#	Parametric Technology Corporation 2000 Equity Incentive Plan.

27.1*	Financial Data Schedule for the period ended April 1, 2000.

*	Indicates document filed herewith.
#	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates.

          For our documents incorporated by reference, references are to File No. 0-18059.

(b) Reports on Form 8-K

          Form 8-K dated March 1, 2000 regarding our press release announcing that C. Richard Harrison had been named President and Chief Executive Officer and Steven C. Walske would remain Chairman and assume the newly created position of Chief Business Strategist.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PARAMETRIC TECHNOLOGY CORPORATION

/S / EDWIN J. GILLIS
By:
Edwin J. Gillis
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 16, 2000