Form 10-Q
period 2000-07-01
PARAMETRIC TECHNOLOGY CORP
filed 2000-08-14
CIK 857005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: July 1, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES    ☒ NO    ☐

There were 272,277,601 shares of our common stock outstanding on July 1, 2000.

PARAMETRIC TECHNOLOGY CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended July 1, 2000

PART I—FINANCIAL INFORMATION

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 1999	July 1, 2000
ASSETS
Current assets:
Cash and cash equivalents	$ 239,789	$ 334,274
Short-term investments	101,217	28,374
Accounts receivable, net	221,889	179,246
Other current assets	142,209	104,765

Total current assets	705,104	646,659
Marketable investments	12,889	22,739
Property and equipment, net	64,176	68,434
Goodwill, net	113,011	95,415
Other intangible assets, net	53,836	47,084
Other assets	67,604	79,018

Total assets	$1,016,620	$ 959,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 40,879	$ 31,483
Accrued expenses	67,135	60,134
Accrued compensation and severance	55,590	56,833
Deferred revenue	213,059	228,563
Income taxes	80,520	6,247

Total current liabilities	457,183	383,260
Other liabilities	38,333	25,008
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 272,277 and 276,054 shares issued, respectively	2,723	2,761
Additional paid-in capital	1,583,846	1,638,893
Treasury stock, at cost, 2,113 and 3,776 shares, respectively	(27,727)	(34,385)
Accumulated deficit	(1,022,357)	(1,043,166)
Accumulated other comprehensive loss	(15,381)	(13,022)

Total stockholders’ equity	521,104	551,081

Total liabilities and stockholders’ equity	$1,016,620	$ 959,349

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three months ended		Nine months ended
	July 3, 1999	July 1, 2000	July 3, 1999	July 1, 2000
Revenue:
License	$132,189	$ 88,216	$409,394	$280,980
Service	131,951	139,038	368,111	412,416

Total revenue	264,140	227,254	777,505	693,396

Costs and expenses:
Cost of license revenue	3,373	3,721	10,509	12,453
Cost of service revenue	50,064	55,933	139,347	171,759
Sales and marketing	105,046	104,474	304,319	314,798
Research and development	32,439	36,265	91,922	107,943
General and administrative	14,974	17,785	46,786	52,587
Amortization of goodwill and other intangible assets	8,497	9,654	14,591	28,859
Acquisition and nonrecurring charges	—	21,534	53,347	21,534

Total costs and expenses	214,393	249,366	660,821	709,933

Operating income (loss)	49,747	(22,112)	116,684	(16,537)
Other income, net	852	699	3,524	1,735

Income (loss) before income taxes	50,599	(21,413)	120,208	(14,802)
Provision for (benefit from) income taxes	15,180	(5,986)	44,249	(3,910)

Net income (loss)	$ 35,419	$(15,427)	$ 75,959	$(10,892)

Earnings (loss) per share (Note 3):
Basic	$ 0.13	$ (0.06)	$ 0.28	$ (0.04)
Diluted	$ 0.13	$ (0.06)	$ 0.28	$ (0.04)

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended
	July 3, 1999	July 1, 2000
Cash flows from operating activities:
Net income (loss)	$ 75,959	$(10,892)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	43,658	59,071
Non-cash portion of nonrecurring charges	4,693	2,499
Charge for purchased in-process research and development	38,244	—
Changes in assets and liabilities which provided (used) cash, net of effects of purchased businesses:
Accounts receivable	(12,535)	43,739
Accounts payable and accrued expenses	(29,539)	(18,346)
Accrued compensation and severance	(23,809)	(3,298)
Deferred revenue	45,819	15,504
Income taxes	(13,548)	(59,062)
Other current assets	(11,991)	(6,255)
Other noncurrent assets and liabilities	(12,429)	(304)

Net cash provided by operating activities	104,522	22,656

Cash flows from investing activities:
Additions to property and equipment	(23,534)	(30,782)
Additions to other intangible assets	(22,111)	(2,432)
Acquisitions of businesses	(73,110)	(7,922)
Construction in progress	(3,122)	(4,106)
Proceeds from sale of construction in progress	—	30,836
Purchases of investments	(53,754)	(33,904)
Proceeds from sales and maturities of investments	150,487	93,712

Net cash provided (used) by investing activities	(25,144)	45,402

Cash flows from financing activities:
Proceeds from issuance of common stock	15,985	77,357
Purchases of treasury stock	(89,968)	(54,940)

Net cash provided (used) by financing activities	(73,983)	22,417

Effect of exchange rate changes on cash	1,736	4,010

Net increase in cash and cash equivalents	7,131	94,485
Cash and cash equivalents, beginning of period	205,971	239,789

Cash and cash equivalents, end of period	$213,102	$334,274

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three months ended		Nine months ended
	July 3, 1999	July 1, 2000	July 3, 1999	July 1, 2000
Net income (loss)	$35,419	$(15,427)	$75,959	$(10,892)

Other comprehensive income (loss), net of tax provision (benefit):
Foreign currency translation adjustment, net of tax of $(347), $(241), $(40) and $1,254, respectively	(645)	(447)	(76)	2,330
Unrealized gain (loss) on securities, net of tax of $(99), $15, $(206) and $16, respectively	(184)	27	(385)	29

Other comprehensive income (loss)	(829)	(420)	(461)	2,359

Comprehensive income (loss)	$34,590	$(15,847)	$75,498	$ (8,533)

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

The results of operations for the three and nine month periods ended July 1, 2000 are not necessarily indicative of the results expected for the remainder of the fiscal year.

2.    Nonrecurring Charge

During the third quarter of 2000, we incurred a $21.5 million nonrecurring charge primarily associated with our reorganization into business units and with the development and execution of management’s plans to reduce our cost structure and improve profitability. The nonrecurring charge is comprised of $11.9 million for severance and termination benefits of approximately 280 people who were notified or terminated during the third quarter of 2000 and $9.6 million for facility consolidations. Of the $21.5 million nonrecurring charge, $6.1 million was paid during the third quarter of 2000. We expect to pay $12.9 million over the next twelve months.

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

	Three months ended		Nine months ended
	July 3, 1999	July 1, 2000	July 3, 1999	July 1, 2000
Net income (loss)	$35,419	$(15,427)	$75,959	$(10,892)

Weighted average shares outstanding	270,019	274,165	268,772	274,091
Dilutive effect of employee stock options	4,503	—	5,767	—
Contingently issuable shares related to InPart acquisition	821	—	821	—

Diluted shares outstanding	275,343	274,165	275,360	274,091

Basic EPS	$ 0.13	$ (0.06)	$ 0.28	$ (0.04)
Diluted EPS	$ 0.13	$ (0.06)	$ 0.28	$ (0.04)

Options to purchase 20.5 million and 18.2 million shares for the third quarter and first nine months of 1999 and 49.0 million and 11.6 million shares for the third quarter and first nine months of 2000 were outstanding but were not included in the computations of diluted EPS because the price of the options was greater than the average market price of the common stock for the period reported. For the third quarter and first nine months of 2000, the dilutive effect of an additional 0.9 million and 10.1 million options was excluded from the computation of diluted EPS, as the effect was anti-dilutive with the net loss.
PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Facilities

In December 1999, we sold land and certain improvements under construction for $30.8 million and entered into a lease for these facilities covering approximately 381,000 square feet of office space in the Boston area that will allow us to consolidate and replace our Waltham operations. Occupancy and rent should begin in December 2000 and expire in December 2012, subject to completion of construction.

5.    New Accounting Pronouncements

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

6.    Segment Information

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

Our revenue by product category and for the geographic regions in which we operate is presented below:

	Three months ended		Nine months ended
	July 3, 1999	July 1, 2000	July 3, 1999	July 1, 2000
Revenue:
CAD/CAM/CAE solutions	$238,891	$181,756	$736,402	$570,272
Windchill/CPC solutions	25,249	45,498	41,103	123,124

Total revenue	$264,140	$227,254	$777,505	$693,396

Revenue:
North America	$116,720	$ 83,468	$330,018	$275,355
Europe	97,516	89,916	293,019	264,388
Asia/Pacific	49,904	53,870	154,468	153,653

Total revenue	$264,140	$227,254	$777,505	$693,396

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

As a result of the difficulty we have been experiencing in transitioning from a one product company to a multi-product company and in balancing our efforts between our traditional CAD/CAM/CAE solutions business and our growing CPC solutions business, in the third quarter of 2000 we reorganized ourselves to provide more discrete product line focus and accountability and to improve our overall profitability. The reorganization resulted in the creation of the following business units:

•
Windchill and Web-based Collaboration Solutions. This business unit is responsible for expanding our reach in the CPC market in terms of product content, collaboration and sourcing services. It will encompass our efforts to develop new partnerships, business relationships and indirect channels of distribution in support of our web infrastructure efforts.

•
MCAD Products and Flexible Engineering Solutions. This business unit is responsible for the Pro/ENGINEER product line as well as other applications within our i-Series™ of flexible engineering solutions. It will focus full-time on the needs of the mechanical CAD/CAM/CAE marketplace.

Each unit is responsible for research and development, marketing, professional services and customer support. Both our CPC and CAD/CAM/CAE solutions continue to be distributed primarily through our direct sales force. Within our direct sales force, there are geographic divisions focused both on the domestic market and on sales outside of the U.S. Each division, in turn, is further divided into two groups based on account type, with one group focusing on primary accounts and the other on major accounts. Moreover, we are attempting to broaden our indirect distribution channel and, toward that end, have begun to work on potential alliances with large system integrators, resellers, strategic partners, application service providers and entities with complementary software products. In addition, we are working on a new initiative, called Windchill Netmarkets, that will enable us to address opportunities to utilize our Windchill technology in the business-to-business exchange marketplace.

Results of Operations

The following is an overview of our results of operations:

•
Total revenue was $227.3 million for the third quarter of 2000 and $264.1 million for the third quarter of 1999. Total revenue was $693.4 million for the first nine months of 2000 compared to $777.5 million for the first nine months of 1999.

•
Our year-over-year third quarter revenue declined 14% reflecting a 33% decrease in software license revenue partially offset by a 5% increase in service revenue. Our year-over-year nine month revenue declined 11% reflecting a 31% decrease in software license revenue partially offset by a 12% increase in service revenue.

•
Windchill revenue increased to $45.5 million in the third quarter of 2000 from $25.2 million for the third quarter of 1999. Windchill revenue increased to $123.1 million for the first nine months of 2000 compared to $41.1 million for the first nine months of 1999.

•
CAD/CAM/CAE revenue decreased to $181.8 million for the third quarter of 2000 from $238.9 million for the third quarter of 1999. CAD/CAM/CAE revenue decreased to $570.3 million for the first nine months of 2000 from $736.4 million for the first nine months of 1999.

•
Net loss was $15.4 million for the third quarter of 2000 compared to net income of $35.4 million for the third quarter of 1999. Net loss was $10.9 million for the first nine months of 2000 compared to net income of $76.0 million for the first nine months of 1999.

•
Pro forma net income, which excludes the amortization of goodwill and intangible assets and acquisition and nonrecurring charges, decreased $35.8 million to $7.1 million for the third quarter of 2000 and decreased $108.5 million to $25.2 million for the first nine months of 2000 from the comparable periods in 1999.

The following table shows certain consolidated financial data as a percentage of our total revenue for the third quarter and first nine months of 1999 and 2000.

	Three months ended		Nine months ended
	July 3, 1999	July 1, 2000	July 3, 1999	July 1, 2000
Revenue:
License	50%	39%	53%	41%
Service	50	61	47	59

Total revenue	100	100	100	100

Costs and expenses:
Cost of license revenue	1	2	1	2
Cost of service revenue	19	25	18	25
Sales and marketing	40	46	39	45
Research and development	12	16	12	15
General and administrative	6	8	6	8
Amortization of goodwill and other intangible assets	3	4	2	4
Acquisition and nonrecurring charges	—	9	7	3

Total costs and expenses	81	110	85	102

Operating income (loss)	19	(10)	15	(2)

Other income, net	—	1	1	—

Income (loss) before income taxes	19	(9)	16	(2)
Provision for (benefit from) income taxes	6	(2)	6	—

Net income (loss)	13%	(7)%	10%	(2)%

Pro forma, excluding amortization of goodwill and intangible assets and acquisition and nonrecurring charges:
Operating income	22%	4%	24%	5%
Net income	16%	3%	17%	4%

REVENUE.    As a result of our expanded focus on providing CPC solutions, software and service revenue from our Windchill products grew to 20% and 18% of total revenue in both the third quarter and first nine months of 2000, respectively, up from 10% and 5% in the third quarter and first nine months of 1999, respectively. Overall, however, total revenue decreased 14% and 11% for the third quarter and first nine months of 2000 compared to the third quarter and first nine months of 1999, respectively.

License revenue decreased 33% and 31% for the third quarter and first nine months of 2000 compared to the same periods in 1999. We continue to derive our license revenue primarily from software related to the mechanical CAD/CAM/CAE industry, although our CPC software solutions are starting to comprise an increasing percentage of total license revenue. In order to meet what we believe is a growing demand for our CPC solutions, over the past two years we have channeled significant resources into this product line. This emphasis on larger, more enterprise-wide solutions has resulted in longer and less predictable sales cycles and increased dependence on consummating larger transactions in general. It has also reduced the sales capacity for the CAD/CAM/CAE product line and contributed to a loss of market share. While we continue to face challenges in transitioning from a one product company to a multi-product company we believe that the actions we took in the third quarter to create separate business units within the company are beginning to have a positive impact.

In order to better leverage the efforts of our direct sales force, we changed the way we distribute our CAD/CAM/CAE products to smaller business segments as part of a master distribution arrangement with Rand A Technology Corporation. Rand’s level of revenue contribution to date has been lower than originally anticipated; however, their performance has been improving. Our results could be adversely affected if Rand is unable to achieve certain sales levels or make existing or future payments.

Additionally, the average selling price of our Pro/ENGINEER software decreased 3% and 8% in the third quarter and first nine months of 2000, respectively, compared to the third quarter and first nine months of 1999. This is attributable in part to increased competition from native Windows®-based products offering more limited functionality at lower costs. We also experienced some weakness with existing customers in North America and Europe during this period. Due in large part to the factors described above, unit sales were down 41% in the third quarter and 39% for the first nine months of 2000 compared to the same periods in 1999. Additional factors affecting our revenue and operating results are included in “Important Factors That May Affect Future Results” below.

Our service revenue is derived from the sale of software maintenance contracts and the performance of training and consulting services. Service revenue, which has a lower gross profit margin than license revenue, accounted for 50% and 61% of total revenue in the third quarter of 1999 and 2000, respectively, and 47% and 59% of total revenue in the first nine months of 1999 and 2000, respectively. Service revenue increased 5% and 12% in the third quarter and first nine months of 2000 compared to the same periods in 1999. This increase is the result of growth in our installed customer base for both product lines and increased training and consulting services performed for Windchill customers. We expect service revenue to continue to increase in absolute dollars for the remainder of 2000.

We derived 56% and 63% of our total revenue from sales to international customers in the third quarter of 1999 and 2000, respectively. For the first nine months of 1999 and 2000 we derived 58% and 60% of our total revenue from sales to international customers, respectively. We licensed over 90% of our products directly to end-user customers in the first nine months of 1999 and 2000 with the remainder licensed through third-party distributors, primarily Rand.

[CHART]

[CHART]

REVENUE BY GEOGRAPHY (IN MILLIONS)

Looking forward, our overall revenue levels will be dependent on our ability to successfully balance our efforts between our traditional mechanical CAD/CAM/CAE business and our growing CPC business. Our challenge is to effectively manage and improve performance in our mechanical CAD/CAM/CAE business while continuing to aggressively pursue a new product area that presents significant growth opportunities. Our reorganization into business units and overall transition to a multi-product business model are still in process. Nevertheless, we believe the actions we are taking internally will result in improved and more consistent performance.

COSTS AND EXPENSES.    Our operating expenses have been based on anticipated future revenue and are relatively fixed for the short term. We have been incurring expenses that would have supported revenues in excess of current levels in order to implement our strategic initiatives, particularly as they relate to our Windchill CPC solutions. Given the lower than expected revenue in the first two quarters of 2000, we reduced our existing cost structure during the third quarter of 2000 to improve profitability (see “Nonrecurring Charges —Reorganization into Business Units” below).

COST OF LICENSE REVENUE.    Our cost of license revenue consists of costs associated with reproducing and distributing software and documentation and the payment of royalties. Cost of license revenue as a percentage of license revenue was 3% for both the third quarter and first nine months of 1999 and 4% for both the third quarter and first nine months of 2000. The increase in cost of license revenue as a percentage of license revenue is primarily a result of paying higher royalties on Windchill revenue versus mechanical CAD/CAM/CAE revenue.

COST OF SERVICE REVENUE.    Our cost of service revenue includes costs associated with training and consulting personnel, such as salaries and related costs and travel, and costs related to software maintenance, including costs incurred for customer support personnel and the release of maintenance updates. Cost of service revenue as a percentage of service revenue has increased to 40% and 42% for the third quarter and first nine months of 2000, respectively, from 38% for the corresponding periods of 1999, respectively. This increase reflects our investment in the staffing necessary to support our new product offerings, principally our Windchill CPC solutions products.

SALES AND MARKETING.    Our sales and marketing expenses primarily include salaries and benefits, sales commissions, travel and facility costs. These costs decreased 1% for the third quarter and increased 3% for the first nine months of 2000, compared to 1999. Total sales and marketing employees decreased from 2,056 at July 3, 1999 to 1,742 at July 1, 2000. The decline in the number of sales and marketing employees does not result in a decline in costs primarily due to the higher average cost per sales employee, as we are hiring a more experienced Windchill CPC solutions sales force.

RESEARCH AND DEVELOPMENT.    Our research and development expenses consist principally of salaries and benefits, expenses associated with product translations, costs of computer equipment used in software development and facility expenses. These costs increased 12% and 17% for the third quarter and first nine months of 2000, respectively, compared to 1999, primarily due to our continued investment in research and development, particularly in connection with our Windchill CPC solutions products and the impact of our InPart, Division and auxilium acquisitions in 1999.

GENERAL AND ADMINISTRATIVE.    Our general and administrative expenses include costs of our corporate, finance, information technology, human resources and administrative functions. These costs increased 19% and 12% for the third quarter and first nine months of 2000, respectively, compared to 1999 primarily due to growth in our information technology infrastructure and higher costs associated with increasing service revenue.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS.    These costs represent the amortization of intangible assets acquired, including developed technology, goodwill, customer lists, assembled work force and trade names. The increased amortization of $1.2 million and $14.3 million in the third quarter and first nine months of 2000, respectively, compared to 1999, primarily resulted from our 1999 acquisitions of InPart, Division, auxilium and purchased software products.

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

In the opinion of management, the purchased in-process R&D for the acquisitions of InPart, Division and auxilium had not yet reached technological feasibility and had no alternative future use. Accordingly, we recorded a nonrecurring charge of $38.2 million during the first nine months of 1999. For additional information about these acquisitions, see Item 7 of our 1999 Annual Report on Form 10-K.

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

Reorganization into Business Units.    During the third quarter of 2000, we recorded a $21.5 million nonrecurring charge primarily associated with our reorganization into business units and with the development and execution of management’s plans to reduce our cost structure and improve profitability. The nonrecurring charge is comprised of $11.9 million for severance and termination benefits of approximately 280 people who were notified or terminated during the third quarter of 2000 and $9.6 million for facility consolidations. Of the $21.5 million nonrecurring charge, $6.1 million was paid during the third quarter of 2000. We expect to pay $12.9 million over the next twelve months.

OTHER INCOME, NET.    Our other income, (net) includes interest income, interest expense, costs of hedging contracts, the gain or loss from the translation of results for subsidiaries for which the U.S. dollar is the functional currency and other charges incurred in connection with financing customer contracts. For the third quarter of 1999, we reported other income of $852,000 compared to $699,000 for the third quarter of 2000. For the first nine months of 1999, we reported other income of $3.5 million compared to other income of $1.7 million for the first nine months of 2000. The decrease is primarily due to lower foreign exchange gains partially offset by higher interest income due to higher average invested cash balances.

INCOME TAXES.    Our effective tax rate for the first nine months of 2000 was a benefit of 26% compared with a provision of 37% for the corresponding period in 1999. On a pro forma basis, which excludes amortization of goodwill and intangible assets and acquisition and nonrecurring charges, our effective tax rate was 29% for the first nine months of 1999 and 2000.

EMPLOYEES.    The number of worldwide employees was 5,038 at July 3, 1999 compared with 4,998 at September 30, 1999 and 4,830 at July 1, 2000. The decrease from the prior year is primarily the result of terminations associated with the reorganization into business units in the third quarter of 2000.

Liquidity and Capital Resources

Our operating activities, the proceeds from our issuance of stock under stock plans and existing cash and investments provided sufficient resources to fund our employee base, capital assets needs, stock repurchases, acquisitions and financing needs, in the first nine months of 1999 and 2000.

As of July 1, 2000, cash and investments totaled $385.4 million, up from $353.9 million at September 30, 1999. The primary reason for the increase in cash and investments during the first nine months of 2000 was $77.4 million in proceeds from the issuance of common stock under our stock plans and $30.8 million from the sale of land and certain improvements, partially offset by $30.8 million in expenditures to acquire property and equipment and $54.9 million for the repurchase of treasury stock. Our investment portfolio is diversified among security types, industries and individual issuers. Our investments are generally liquid and investment grade. The portfolio is primarily invested in short-term securities to minimize interest rate risk and to facilitate rapid deployment in the event of immediate cash needs.

Cash generated from operating activities was $104.5 million in the first nine months of 1999, compared to $22.7 million for the first nine months of 2000. The decrease in cash generated from operating activities was primarily due to lower net income and the change in income taxes of $59.1 million in the first nine months of 2000 versus $13.5 million in the first nine months of 1999.

In the first nine months of 1999 and 2000, we acquired $23.5 million and $30.8 million, respectively, of capital equipment consisting principally of computer equipment, software and office equipment. In the first nine months of 1999 and 2000, we paid cash of $73.1 million and $7.9 million, respectively, for acquisitions.

In the first nine months of 1999, we used $74.0 million of net cash for financing activities for the repurchase of $90.0 million of common stock, partially offset by $16.0 million of proceeds from the issuance of common stock under our stock plans. We generated $22.4 million of net cash from financing activities during the first nine months of 2000 comprised of $77.4 million from the issuance of common stock under our stock plans, partially offset by $54.9 million for the repurchase of common stock. Through July 1, 2000, we had repurchased 15.7 million of the 20.0 million shares authorized by the Board of Directors to be repurchased under our approved repurchase program. The repurchased shares under the repurchase program will be used for stock option exercises, employee stock purchase plans and potential acquisitions. We repurchased 4.7 million shares in the first nine months of 2000 and we expect to repurchase shares during the remainder of 2000 as management may determine in its discretion. In July 2000 our Board of Directors authorized an additional 20.0 million shares to be repurchased.

In December 1999, we sold land and certain improvements under construction for $30.8 million and entered into a lease for these facilities covering approximately 381,000 square feet of office space in the Boston area that will allow us to consolidate and replace our Waltham operations. Occupancy and rent should begin in December 2000 and expire in December 2012, subject to completion of construction.

We believe that existing cash and short-term investments together with cash generated from operations and the issuance of common stock under our stock plans will be sufficient to meet our working capital, financing and capital expenditure requirements through at least the next twelve months.

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

I.    Operational Considerations

Our operating results fluctuate within each quarter and from quarter-to-quarter making our future revenues and operating results difficult to predict

While our sales cycle varies substantially from customer to customer, we usually realize a high percentage of our revenue in the third month of each fiscal quarter, and this revenue tends to be concentrated in the later part of that month. Our orders early in a quarter will not generally occur at a rate which, if sustained throughout the quarter, would be sufficient to assure that we will meet our revenue targets for any particular quarter. Moreover, our reorganization into business units, our shift in business emphasis to a more solutions-oriented sales process —undertaken in part to increase our average order size—and our transition from a one product to a multi-product company have resulted in longer and more unpredictable sales cycles for products and services. Accordingly, our quarterly results may be difficult to predict prior to the end of the quarter. Any inability to obtain large orders or orders in large volumes or to make shipments or perform services in the period immediately preceding the end of any particular quarter may cause the results for that quarter to fall short of our revenue targets. In addition, our operating expenses are based on expected future revenue and are relatively fixed for the short term. As a result, a revenue shortfall in any quarter could cause our earnings for that quarter to fall below expectations as well. Any failure to meet our quarterly revenue or earnings targets could adversely impact the market price of our stock.

Other factors that may also cause quarter-to-quarter revenue and earnings fluctuation include the following:

•
our sales incentive structure is weighted more heavily toward the end of the fiscal year, and the rate of revenue growth for the first quarter historically has been lower and more difficult to predict than that for the fourth quarter of the immediately preceding fiscal year;

•	variability in the levels of professional service revenues and the mix of our license and service revenues;

•	declines in license revenue may adversely affect the size of our installed base and our level of service revenue; and

•
the increased utilization of third parties, such as systems integrators, resellers, strategic partners and application service providers, as distribution mechanisms for our software products may lessen the control we have over any particular sales cycle.

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

•	our ability to appropriately allocate and implement cost cutting measures that increase profitability while maintaining adequate resources for effective and coordinated organizational performance;

•	the success of our sales force reorganization initiatives, including

—our shift from point sales to solution sales,

—the effectiveness of our organizational sales model,

—the ability of our sales reps to learn and sell our products, and

—Rand’s and other distributor’s ability to perform, including building a distributor network and competing successfully in the small business segment of the mechanical CAD/CAM/CAE arena;

•	our ability to anticipate and meet evolving customer requirements in the CPC arena and successfully deliver products and services at an enterprise level;

•	our ability to broaden indirect distribution channels through alliances with systems integrators, resellers, strategic partners and application service providers;

•	our ability to develop Windchill Netmarkets opportunities; and

•	our ability to identify and penetrate additional industry sectors that represent growth opportunities.

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

We may not be able to obtain copyright or patent protection for the software products we develop or our other trademarks

Our software products and our other trademarks, including our company names, product names and logos, are proprietary. We protect our intellectual property rights in these items by relying on copyrights, trademarks, patents and common law safeguards, including trade secret protection, as well as restrictions on disclosures and transferability contained in our agreements with other parties. Despite these measures, there can be no assurance that the laws of all relevant jurisdictions will afford adequate protection to our products and other intellectual property. The software industry is characterized by frequent litigation regarding copyright, patent and other intellectual property rights. While we have not, to date, had any significant claims of this type asserted against us, there can be no assurance that someone will not assert such claims against us with respect to existing or future products or other intellectual property or that, if asserted, we would prevail in such claims. In the event a lawsuit of this type is filed, it could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not we ultimately prevail .

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

Growth in the CAD/CAM/CAE industry appears to have slowed

Growth in certain segments of the mechanical CAD/CAM/CAE industry appears to have slowed and, coupled with decreased functional differentiation among flexible engineering tools, may affect our ability to penetrate the market for new customers and recapture our market share. Over the long term, we believe our emphasis on Windchill CPC solutions will allow us to differentiate our flexible engineering products from the competition and invigorate sales of those products. However, the strategy may not be successful or may take longer than we plan. There could be a material adverse affect on our operating results in any quarter if these assumptions prove to be incorrect.

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

We intend to utilize third parties, such as system integrators, resellers, strategic partners and application service providers, for the distribution and implementation of Windchill software, which may result in management difficulties and customer retention problems

As an enterprise solution, Windchill may require large scale organizational implementations that in today’s marketplace are often performed by third parties. We are currently developing relationships with third parties and intend to continue to do so. Using third parties to both implement and promote our products can result in a reduction in our control to both drive the sales process and service our customers. In addition, the successful utilization of third parties will depend on:

•	our ability to enter into definitive agreements with appropriate third parties that can deliver our products in appropriate markets;

•	the third party’s ability to learn, promote and implement our products; and

•	the effective coordination and management of joint activities (including sales, marketing, development and implementation) in order to deliver products and services that meet customer requirements.

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

We are currently defending a securities class action lawsuit in which we could be liable for damages

Certain class action lawsuits were filed by shareholders in the fourth quarter of 1998 against us and certain of our current and former officers and directors in the U.S. District Court in Massachusetts claiming violations of the federal securities laws based on alleged misrepresentations regarding our anticipated revenue and earnings for the third quarter of 1998. An amended complaint, consolidating these lawsuits into one action, was filed in the second quarter of 1999, seeking unspecified damages. We believe the claims made in the consolidated action are without merit, and we intend to defend them vigorously. In the third quarter of 1999 we filed a motion to dismiss the consolidated action. We cannot predict the outcome of this motion or the ultimate resolution of this action at this time, and there can be no assurance that the litigation will not have a material adverse impact on our financial condition or results of operations.

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Certain class action lawsuits were filed by shareholders in the fourth quarter of 1998 against us and certain of our current and former officers and directors in the U.S. District Court in Massachusetts claiming violations of the federal securities laws based on alleged misrepresentations regarding our anticipated revenue and earnings for the third quarter of fiscal 1998. An amended complaint, consolidating these lawsuits into one action, was filed in the second quarter of 1999, seeking unspecified damages. We believe the claims made in the consolidated action are without merit, and we intend to defend them vigorously. In the third quarter of 1999 we filed a motion to dismiss the consolidated action. We cannot predict the outcome of this motion or the ultimate resolution of this action at this time, and there can be no assurance that the litigation will not have a material adverse impact on our financial condition or results of operations.

We are also subject to various legal proceedings and claims that arise in the ordinary course of business. We currently believe that resolving these matters will not have a material adverse impact on our financial condition or results of operations.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1*#	Severance Agreement with James Baum dated May 18, 2000.

27.1*	Financial Data Schedule for the period ended July 1, 2000.

*	Indicates a document filed herewith.
#	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates.

For our documents incorporated by reference, references are to File No. 0-18059.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended July 1, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PARAMETRIC TECHNOLOGY CORPORATION

/s/ EDWIN J. GILLIS
By:
Edwin J. Gillis
Executive Vice President, Chief Financial Officer and
Treasurer (Principal Financial Officer)

Date: August 14, 2000