Form 10-K405
period 2000-09-30
PARAMETRIC TECHNOLOGY CORP
filed 2000-12-28
CIK 857005

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended: September 30, 2000

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

                     140 Kendrick Street, Needham, MA 02494
          (Address of principal executive offices, including zip code)

                                 (781) 370-5000
              (Registrant's telephone number, including area code)

       Securities registered pursuant to  Securities registered pursuant to
       Section 12(b) of the Act:          Section 12(g) of the Act:
                    None                  Common Stock, $.01 par value per share
                                                  (Title of Class)

                               ----------------

Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

The aggregate market value of our voting stock held by non-affiliates was approximately $3,303,192,083 on October 31, 2000 based on the last reported sale price of our common stock on The Nasdaq Stock Market on that day. There were 268,279,560 shares of our common stock outstanding on that day.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held February 15, 2001 (2001 Proxy Statement) are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       PARAMETRIC TECHNOLOGY CORPORATION

                ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR 2000

                               Table of Contents

                                                                                                    Page
                                                                                                    ----
 PART I.

 Item 1.  Business...............................................................................      1

 Item 2.  Properties.............................................................................      6

 Item 3.  Legal Proceedings......................................................................      6

 Item 4.  Submission of Matters to a Vote of Security Holders....................................      6

 PART II.

 Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters..................      7

 Item 6.  Selected Financial Data................................................................      7

 Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..      7

 Item 7A. Quantitative and Qualitative Disclosures about Market Risk.............................     22

 Item 8.  Financial Statements and Supplementary Data............................................     23

 Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...     23

 PART III.

 Item 10. Directors and Executive Officers of the Registrant.....................................     23

 Item 11. Executive Compensation.................................................................     24

 Item 12. Security Ownership of Certain Beneficial Owners and Management.........................     25

 Item 13. Certain Relationships and Related Transactions.........................................     25

 PART IV.

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K........................     25

          Signatures.............................................................................     26

          Exhibit Index..........................................................................     27

 APPENDIX A

          Consolidated Financial Statements......................................................    F-1

          Notes to Consolidated Financial Statements.............................................    F-5

          Report of Independent Accountants......................................................   F-23

          Five Year Summary of Selected Financial Data...........................................   F-24

          Quarterly Financial Information........................................................   F-24

                           Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements about our anticipated financial results and growth, as well as about the development of our products and our markets, which are based on our plans and assumptions. Important information about the basis for these plans and assumptions and certain factors that may cause our actual results to differ materially from these statements is discussed in this report and contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 7 below.

                                     PART I

ITEM 1: Business

                                  Introduction

Parametric Technology Corporation (PTC), founded in 1985 and headquartered in Needham, MA, develops, markets and supports collaborative product commerce
(CPC) software solutions that help companies manage the product development process in order to better shape innovation and achieve sustained competitive advantage. These solutions, which include a suite of flexible engineering MCAD tools and a range of Internet-based collaboration technologies for both enterprise and exchange level solutions, leverage our leadership in providing software that streamlines engineering processes, improves product quality, optimizes product information management and reduces cost and time-to-market cycles. Our CPC software solutions are complemented by the strength and experience of our Global Services Organization, as well as our systems integrators and other strategic partners, who provide training, consulting, implementation and support to customers worldwide.

Our CPC solutions include software and services that use Internet-based architecture to permit individuals using different computer-based tools in different locations with different roles in the commercialization of a product to collaboratively develop, build and manage products throughout their entire lifecycle. CPC subsumes many smaller, previously isolated markets that address various phases of the product lifecycle, such as product data management (PDM), component and supplier management (CSM), visualization and digital mockup, mechanical computer-aided design, manufacturing and engineering (MCAD), enterprise application integration (EAI), program and project management, manufacturing planning and maintenance, repair and overhaul (MRO).

Our flexible engineering MCAD solutions, based on our flagship Pro/ENGINEER(R) design software, provide our customers with industry-leading product development and engineering solutions. MCAD has been our core business focus; however, we believe there is growing demand for a broader suite of solutions from manufacturers who, in order to stay competitive, must deliver more custom-tailored goods faster and at lower prices while relying more than ever before on geographically dispersed and dynamic supply chains. In order to pursue this opportunity, we have expanded our focus to encompass the collaborative solutions offered by our Windchill(R) software. This expanded CPC focus allows us to increase the business impact our customers derive from our flexible engineering solutions and provides our customers with the additional tools they need to elevate their products into enterprise assets and to leverage these assets into new business opportunities.

In the third quarter of fiscal 2000 we reorganized to provide more discrete product line focus and to improve our overall profitability. The reorganization resulted in the creation of the Windchill Solutions and MCAD Solutions business units. Each unit is responsible for research and development, marketing, professional services, customer support and indirect sales. All of our solutions continue to be distributed primarily through our direct sales force. Within our direct sales force, there are geographic divisions focused both on the domestic market and on sales outside of the United States. Each division, in turn, is further divided into two groups based on account type, with one group focusing on major accounts and the other on all other (primary) accounts. Moreover, we are attempting to broaden our indirect distribution channel and, toward that end, have formed alliances with systems integrators, resellers, strategic partners and entities with complementary software products. In fiscal 2000, we began working on a new initiative, called Windchill Netmarkets(TM), that enables us to address opportunities to utilize our Windchill technology in the business-to-business exchange marketplace. This initiative was integrated into our Windchill Solutions business unit in November 2000.

                             Products and Services

Our family of MCAD flexible engineering software solutions encompasses a broad spectrum of engineering disciplines essential to the development of virtually all manufactured products, ranging from consumer products to jet aircraft. Manufacturers compete on the basis of cost, time to market and product performance criteria, which are significantly affected by the quality and length of the product development process. These tools offer high-performance, fully integrated solutions available on all leading hardware platforms, including Windows(R) native solutions, that enable end-users to reduce their time to market and manufacturing costs for their products and to improve product quality by easily evaluating multiple design alternatives and sharing data with bi-directional associativity. Our MCAD suite includes:

  Pro/ENGINEER--our cornerstone mechanical design automation suite for 3D solid modeling with next generation behavioral modeling technology. Behavioral modeling is a knowledge management capability that provides a unique method of capturing engineers' innovations by generating objective-driven design solutions that then may be automatically optimized and re-used on subsequent designs. Pro/ENGINEER is based on the industry's most robust, parametric, feature-based solid modeler--enabling changes made during the design process to be associatively updated throughout the design. These features, along with its "Certified for Microsoft(R) Windows 2000" user-interface, allow companies to create more innovative, differentiated and functional products more quickly and easily than ever before. In addition to these Pro/ENGINEER Design Solutions, the suite offers Pro/ENGINEER Production Solutions (Pro/NC), which provide intelligent production and manufacturing tools, and Pro/ENGINEER Shipbuilding Solutions, which make available Pro/ENGINEER's associative features with industry specific functionality.

  Pro/MECHANICA(R)--our functional simulation software allows users to evaluate and optimize the mechanical performance of product designs in real-world situations, reducing the need for expensive physical prototypes and enhancing overall product quality.

  DIVISION(TM)--our suite of visualization solutions ranging from readily deployable 2D and 3D viewing and redlining, to digital virtual mockup, behavior simulation and total-body virtual reality immersion.

  ICEM(TM) Styling and Surfacing (including CDRS(TM))--provides advanced interactive tools for free-form surface and shape modeling, from industrial design to production surface development and engineering. ICEM Surf is a premier Class A surface modeling product used in the automotive industry by nearly all major manufacturers for modeling high-quality, Class A surfaces as well as in the industrial design, tool design and consumer product markets. CDRS is a complete set of integrated tools for quickly creating realistic images with free-form surfaces that can be used throughout the product design cycle to evaluate, explore and communicate ideas to management and clients.

  InPart(R)--our Internet-based library of CAD parts containing 2D and 3D geometry, technical specifications and component selection software that allows mechanical engineers to download over one million certified part designs via the Internet, saving valuable time and expense.

  Pro/INTRALINK(R)--our workgroup management solution for product development using Pro/ENGINEER. It lets Pro/ENGINEER users facilitate design team collaboration and manages the power of Pro/ENGINEER associativity. Its dynamic collaborative environment supports Pro/ENGINEER's rapid and effective design approach.

  Pro/DESKTOP(TM)--our conceptual engineering solution which allows users to easily explain design possibilities and rapidly capture ideas right at the beginning of the product development process.

  CADDS(R)5i--our 3D mechanical design software, originally developed by Computervision Corporation, offers production-proven product development tools spanning concept, design, analysis, drafting and manufacturing. It is used by many of the world's largest discrete manufacturing companies for the design and engineering of airplanes, ships and automobiles.

  MEDUSA(R)--our world-class 2D detailing and design documentation solution with specific applications focused on plant design and electrical and process related diagrams.

  DIMENSION(TM) III--our comprehensive core product for plant design. Available in both two-dimensional and three-dimensional versions, DIMENSION III facilitates concurrent design engineering and quick access to model data information.

Our MCAD solutions benefit from the unique level of interoperability provided by our Associative Topology Bus (ATB) technology which allows for the exchange of data between various CAD tools without the loss of any design geometry. When changes occur, the ATB propagates those changes through the other MCAD solution members, automatically updating affected deliverables, such as drawings and tooling.

Our Windchill enterprise suite is a comprehensive set of business software solutions for CPC. Built around Windchill's federated, Web-based architecture, these solutions enable manufacturers to leverage the Internet in their product development and delivery process from customer driven engineer-to-order through development, manufacturing and retirement. Windchill enables manufacturers to create innovative new products, deliver those products to market faster and manage the complexities of an evolving supply chain. Windchill's core capabilities include:

  Collaboration. Provides an environment where businesses can share valuable product and process information throughout the extended enterprise, regardless of where that information resides or in what format it is.

  Product Planning. Enables businesses to meet the increasing demand for custom-tailored products while minimizing the overall number of product variations. This is accomplished by providing the means to define flexible engineered-to-order products, supply customer-specific portals and easily identify existing variations for future reuse.

  Engineering. Optimizes the product innovation and design environment to reduce concept-to-design cycle times and improve team collaboration by linking directly with the engineering team using MCAD interface and PDM tools.

  Sourcing. Gives manufacturers the ability to reduce global procurement and product development costs by standardizing and consolidating part and supplier information. The solution enables companies to identify re-usable parts, commercially available solutions and preferred sources.

  Product Management. Offers a complete set of enterprise scalable PDM functionality to promote concurrent engineering and to create a single source of product information available to all functional organizations, facilitating product change management throughout the entire product life cycle.

  Manufacturing. Integrates a company's product development and design with its manufacturing processes by creating and maintaining detailed process plans and executing production analysis and process simulation. This solution allows companies to increase information capture and reuse, optimize manufacturing processes and share this knowledge across the enterprise.

  Production. Integrates Windchill with market-leading enterprise resource planning systems allowing the exchange of valuable product-related information including part masters, bills of material and engineering change information, between Windchill and those systems.

  Customization. Lets manufacturers rapidly create and deploy customized Windchill lifecycle applications allowing them to leverage their own internal processes and practices into a competitive advantage.

Windchill Netmarkets, which is based on the Windchill collaboration technology, provides collaborative product development capabilities on Internet exchanges, portals and marketplaces. The solution permits all members of a globally dispersed design chain (customers, suppliers, partners and internal product teams) to connect beyond the corporate firewall on a self-service project basis. Exchanges powered by Windchill Netmarkets may be either public (available to the general commercial community to provide project management capabilities) or private (sponsored by a single company or consortium for managing specific collaboration projects with certain invitees). The Windchill standards-based architecture permits the Windchill Netmarkets solution to provide a flexible project environment that facilitates efficient communication of high-level project management activities. Project leaders can create dynamic management teams, establish business processes and roles, and define and track project tasks, milestones and deliverables while utilizing automated processes such as change management, escalation policies and requests for information/quotation/proposal (RFI/RFQ/RFP).

Our CPC solutions are complemented by our systems integrators, resellers and strategic partners, as well as our Global Services Organization (GSO), which is committed to providing the expertise needed to meet the consulting, education and technical support requirements of every type of company and user--in seven major support centers and more than 70 educational facilities worldwide. Our GSO, which has been one of the fastest growing areas of our business, focuses on:

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

                              Product Development

In order to be competitive in the CPC marketplace, we must continually provide our customers with new software and service solutions. As a result, we have increased our spending on research and development, and we are constantly looking for opportunities to acquire new technologies suited to our customers' needs.

Our ability to rapidly develop new MCAD products that provide for flexible engineering is facilitated by the modular structure of our software code, which enables functional capabilities used in existing products to be accessed and utilized by new software modules, thereby reducing the amount of new code required to develop additional products. The major benefit of this approach is rapid development of new functionality. Our Windchill products expand the breadth of our offerings allowing a comprehensive CPC solution. The developing CPC industry is characterized by new technologies, including Internet-centric, Java-based, object-oriented software. The Windchill products depend upon these new technologies as well as certain licensed third-party technologies.

We work closely with our customers to define improvements and enhancements to be integrated into our products. Using this approach, customers become involved in the product design process to validate feasibility and to influence functionality early in the product's life cycle. In addition, we maintain an Enterprise Software Partners program (successor to our Cooperative Software Program) and a Windchill Technology Partner program. These programs are designed to provide partners with access to our Windchill and MCAD products and provide the mechanism and environment to facilitate the integration of complementary products with our product lines. Through our open software toolkits, program members can build tightly integrated solutions that satisfy the various requirements of our customers.

Our fiscal year research and development expenses were $93.2 million in 1998, $124.1 million in 1999 and $143.8 million in 2000.

                              Sales and Marketing

We derived most of our revenue from products distributed directly by our sales force to our end-user customers with the remainder offered through third-party distributors. We also began offering some of our MCAD products over the Internet during fiscal 2000. No single customer accounted for more than 10% of our revenue in any of the last three fiscal years.

Within our direct sales force, we have created geographic divisions focused on the domestic market and on sales outside the United States. Within these geographic divisions there are both major and primary accounts focused units. In addition, we are broadening our indirect distribution channel through alliances with systems integrators, resellers and other strategic partners. The systems integrators, which include Accenture (formerly Andersen Consulting), Atos Origin, Deloitte Consulting and Computer Science Corporation, will work in tandem with our direct sales force to locate and target potential CPC opportunities. We have also signed an agreement with Rand A Technology Corporation (Rand) as a distributor of our core flexible engineering MCAD products. This agreement gives Rand the rights to distribute certain products and their related maintenance services throughout North America, Europe and parts of Asia/Pacific.

Information about our foreign and domestic operations and export sales, and the risks thereof, may be found in Note M to the consolidated financial statements and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 7 below.

                                  Competition

CPC is a relatively new industry, and there are a number of companies offering solutions that address specific functional areas within CPC such as: Agile Software Corp., Dassault Systemes, MatrixOne and Structural Dynamics Research Corporation for PDM solutions; i2 Technologies Inc. for part sourcing solutions; and Dassault Systemes and Engineering Animation, Inc. for visualization and mock-up solutions. We also face competition from companies that are developing these solutions in-house. In addition, larger, better-known enterprise-solution companies with established customer bases may enter the CPC market and offer more complete solutions. There are also an increasing number of competitive MCAD products. In our traditional MCAD market, we compete most directly with products developed by Dassault Systemes and marketed by IBM and products developed by Unigraphics and Structural Dynamics Research Corporation. For smaller manufacturing businesses, we, along with our resellers, compete with products from companies like Solidworks, a subsidiary of Dassault Systemes, and Autodesk, Inc.

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

We believe that, due to the rapid pace of innovation within our industry, factors such as the technological and creative skills of our personnel are as important to establishing and maintaining a technology leadership position within the industry as are the various legal protections surrounding our technology. We believe that our products, technology and trademarks do not infringe any existing proprietary rights of others, although there can be no assurance that third parties will not assert infringement claims in the future. Certain of our products also contain technology developed and licensed from third parties. We may likewise be susceptible to infringement claims with respect to these third party technologies.

PTC, Parametric Technology Corporation, Pro/ENGINEER, Windchill, Windchill Netmarkets and all product names in the PTC product family are trademarks or registered trademarks of PTC or our subsidiaries in the United States and/or other countries.

                                    Backlog

We generally ship our products within 30 days after acceptance of a customer purchase order and execution of a software license agreement. Accordingly, we do not believe that our backlog at any particular point in time is indicative of future sales levels.

                                   Employees

As of September 30, 2000, we had 4,725 employees, including 1,702 in sales, marketing and support activities; 1,405 in customer support, training and consulting; 430 in general and administration; and 1,188 in product development. Of these employees, 2,142 were located throughout the United States and 2,583 were located in foreign countries.

ITEM 2: Properties

In December 1999, we sold land and certain improvements under construction and entered into a lease covering approximately 381,000 square feet of office space in Needham, MA to consolidate and replace our Waltham, MA operations. Our corporate offices currently occupy 210,000 square feet in the new Needham facility and we expect to occupy the remaining 171,000 square feet in the second quarter of fiscal 2001, subject to completion of construction. Occupancy and rent began in December 2000 and the lease expires in December 2012, subject to certain renewal rights.

We also lease 175 offices in the United States and internationally through our foreign subsidiaries, predominately as sales and/or support offices and for development work. Of our total of approximately 1,470,000 square feet of leased facilities, approximately 701,000 is located in the U.S. and 769,000 is located outside the U.S. Several of our leased facilities were acquired in our merger with Computervision, including 518,000 square feet of office space in Bedford, MA still under lease. Approximately 456,000 square feet is not used for our current operations and is primarily subleased to other entities. As described in Notes B and G to the consolidated financial statements, these facilities have been included in our restructuring provisions. We continue to engage in subleasing and early lease termination initiatives to employ alternate uses for these facilities. We believe that our facilities are adequate for our present needs.

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

No matters were submitted to a vote of security holders during the last quarter of fiscal 2000.

                                    PART II

ITEM 5: Market for Registrant's Common Equity and Related Stockholder Matters

Information with respect to this item may be found in the section captioned "Quarterly Financial Information" on page F-24 below.

On September 30, 2000, our common stock was held by 6,565 shareholders of record. We have not paid cash dividends on our common stock and have historically retained earnings for use in our business. We intend to review our policy with respect to the payment of dividends from time to time; however, there can be no assurance that any dividends will be paid in the future.

ITEM 6: Selected Financial Data

Information with respect to this item may be found in the section captioned "Five Year Summary of Selected Financial Data" on page F-24 below.

ITEM 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

                                  Introduction

In January 1998, we completed a merger with Computervision Corporation that has been accounted for as a pooling of interests. Accordingly, we have restated our consolidated financial statements to include the accounts and operations of Computervision for all periods prior to the merger presented in this Annual Report on Form 10-K. See Note B. This discussion and the accompanying consolidated financial statements and notes to the consolidated financial statements (Notes) reflect that restatement. Unless otherwise indicated, all references to a year reflect our fiscal year that ends on September 30.

                           Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements about our anticipated financial results and growth, as well as about the development of our products and our markets, which are based on our plans and assumptions. Important information about the basis for these plans and assumptions and certain factors that may cause our actual results to differ materially from these statements is contained below and in "Important Factors That May Affect Future Results" beginning on page 16.

                               Business Overview

Historically, our core business focus has been to provide MCAD solutions to customers through our flagship Pro/ENGINEER(R) design software, and we remain committed to providing our customers with industry leading flexible engineering solutions based on this software. Additionally, we believe that there is growing demand for additional collaborative product commerce (CPC) solutions from manufacturers who, in order to stay competitive, must deliver more custom-tailored goods faster and at lower prices while relying more than ever before on geographically dispersed and dynamic supply chains. These CPC solutions include software and services that utilize Internet technologies to permit individuals - no matter what role they have in the commercialization of a product, no matter what computer-based tools they use, no matter where they are located geographically or in the supply chain - to collaboratively design, develop, build and manage products throughout their entire lifecycle. In order to pursue this opportunity, we expanded our focus in 1999 to encompass a complete CPC solution and introduced our Web-based Windchill(R) information management and collaboration software. We continued this CPC focus in 2000 and will do so for the foreseeable future. This expanded focus allows us to increase the business impact our customers derive from our flexible engineering MCAD solutions and provides our customers with the additional tools they need to elevate their products into enterprise assets and to leverage these assets into new business opportunities.

As a result of the difficulty we experienced in transitioning from a one product company to a multi-product company and in balancing our efforts between our traditional MCAD solutions business and our growing CPC solutions business, in the third quarter of 2000 we reorganized ourselves to provide more discrete product line focus and accountability and to improve our overall profitability. The reorganization resulted in the creation of the following business units:

  . Windchill Solutions. This business unit is responsible for expanding our reach in the CPC market in terms of product content, collaboration and sourcing services. It encompasses our efforts to develop new partnerships, business relationships and indirect channels of distribution in support of our web infrastructure efforts. Our Windchill exchange solutions, called Windchill Netmarkets(TM), provides these collaborative capabilities on Internet exchanges, portals and marketplaces, which, among other things, permits collaboration outside the corporate firewall.

  . MCAD Solutions. This business unit is responsible for the Pro/ENGINEER product line as well as other applications within our MCAD suite of flexible engineering solutions. It focuses full-time on the needs of the MCAD marketplace.

Each unit is responsible for research and development, marketing, professional services, customer support and indirect sales. All of our solutions continue to be distributed primarily through our direct sales force. Within our direct sales force, there are geographic divisions focused both on the domestic market and on sales outside of the U.S. Each division, in turn, is further divided into two groups based on account type, with one group focusing on major accounts and the other on all other (primary) accounts. Moreover, we are attempting to broaden our indirect distribution channel and, toward that end, have formed alliances with systems integrators, resellers, strategic partners and entities with complementary software products. In 2000, we began working on a new initiative, called Windchill Netmarkets, that enables us to address opportunities to utilize our Windchill technology in the business-to-business exchange marketplace. This initiative was integrated into our Windchill Solutions business unit in November 2000.

                             Results of Operations

The following is an overview of our results of operations for the last three years:

  . Total revenue was $1,018.0 million for 1998, $1,057.6 million for 1999 and $928.4 million for 2000.

  . Our year-over-year revenue increased 4% from 1998 to 1999 and decreased
    12% from 1999 to 2000.

  . Windchill revenue increased from $13.4 million in 1998 to $81.3 million in 1999 and to $174.7 million in 2000.

  . MCAD revenue decreased from $1,004.6 million in 1998 to $976.3 million in 1999 and to $753.7 million in 2000.

  . Income (loss) before extraordinary loss was $105.7 million in 1998, $119.3 million in 1999 and ($4.0) million in 2000.

  . Pro forma net income, which excludes the amortization of goodwill and intangible assets, acquisition and nonrecurring charges and the extraordinary loss, was $199.4 million in 1998, $184.4 million in 1999 and $38.9 million in 2000.

The following table shows certain consolidated financial data as a percentage of our total revenue for the last three years.

                                                              September 30,
                                                              ----------------
                                                              1998  1999  2000
                                                              ----  ----  ----
Revenue:
  License....................................................  60%   53%   41%
  Service....................................................  40    47    59
                                                              ---   ---   ---
    Total revenue............................................ 100   100   100
                                                              ---   ---   ---
Costs and expenses:
  Cost of license revenue....................................   2     1     2
  Cost of service revenue....................................  13    18    25
  Sales and marketing........................................  39    39    45
  Research and development...................................   9    12    15
  General and administrative.................................   6     6     8
  Amortization of goodwill and other intangible assets.......  --     2     4
  Acquisition and nonrecurring charges.......................  10     5     2
                                                              ---   ---   ---
    Total costs and expenses.................................  79    83   101
                                                              ---   ---   ---
Operating income (loss)......................................  21    17    (1)
  Interest expense...........................................  (1)   --    --
  Interest income............................................   2     1     1
  Other expense, net.........................................  (1)   (1)   --
                                                              ---   ---   ---
Income (loss) before income taxes............................  21    17    --
  Provision (benefit) for income taxes.......................  10     6    --
                                                              ---   ---   ---
Income (loss) before extraordinary loss......................  11    11    --
  Extraordinary loss, net....................................   2    --    --
                                                              ---   ---   ---
Net income (loss)............................................   9%   11%   --%
                                                              ===   ===   ===
Pro forma, excluding amortization of goodwill and intangible assets, acquisition and nonrecurring charges and
 extraordinary loss:
Operating income.............................................  31%   24%    6%
Net income...................................................  20%   17%    4%

Revenue

As a result of our expanded focus on providing CPC solutions, software and service revenue from our Windchill products grew to 19% of total revenue in 2000, up from 8% in 1999 and 1% in 1998. Overall, however, total revenue decreased 12% in 2000 compared to 1999 after an increase of 4% in 1999 compared to 1998.

License revenue decreased 8% in 1999 and 33% in 2000. Several factors, including those described below, contributed to these decreases. While we continue to derive our license revenue primarily from our MCAD software solutions, our Windchill software solutions are starting to comprise an increasing percentage of total license revenue. In order to meet what we believe is a large market opportunity for overall CPC solutions, over the past two years we have channeled significant resources into the Windchill product line. This emphasis on larger, more enterprise-wide solutions has resulted in longer and less predictable sales cycles and increased dependence on consummating larger transactions in general. The transfer of resources to Windchill also reduced the sales capacity for the MCAD product line and contributed to a loss of market share for MCAD.

In addition, we have experienced increased competition in the MCAD industry from native Windows(R)-based products offering more limited functionality at lower costs. In August 1998 we repackaged and repriced our core Pro/ENGINEER design software. Due in large part to these factors, the average selling price of this software decreased by 16% in 1999 and 6% in 2000. We also experienced some weakness with existing customers in North America and Europe during 2000.

Furthermore, in order to better leverage the efforts of our direct sales force, in October 1998 we appointed Rand A Technology Corporation as our exclusive MCAD distributor to small businesses in the United States and Europe. Rand's performance was impacted by the transition required by this relationship and its level of revenue contribution has been lower than originally anticipated. Our results could be adversely affected if Rand is unable to achieve certain sales levels or make existing or future payments.

Due in large part to the factors described above, unit sales decreased 40% in 2000 compared to 1999 and increased 1% in 1999 compared to 1998. Additional factors affecting our revenues and operating results are listed under "Important Factors That May Affect Future Results" below.

We licensed over 90% of our products directly to end-user customers in each of the last three fiscal years. The balance was licensed through third-party distributors, primarily Rand. We expect the percentage of our MCAD products that we license through third-party distributors may increase in the future as we enter into new reseller and other distribution agreements.

Our service revenue is derived from the sale of software maintenance contracts and the performance of training and consulting services. Service revenue, which has a lower gross profit margin than license revenue, accounted for 40% of total revenue in 1998, 47% in 1999 and 59% in 2000. Service revenue increased 21% in 1999 and 11% in 2000. This increase is the result of growth in our installed customer base for both product lines and increased training and consulting services performed for Windchill customers. We expect service revenue to continue to increase in absolute dollars in 2001.

We derived 56%, 56% and 59% of our total revenue from sales to international customers in 1998, 1999 and 2000, respectively. Direct export sales were $115.2 million, $166.2 million and $81.5 million in 1998, 1999 and 2000, respectively.

                              [GRAPH APPEARS HERE]

              [Chart Showing Revenue By Geography (in millions)]

                           1998            1999            2000
                           ----            ----            ----
U.S.                      $449.9          $464.4          $378.6
Europe                     408.1           390.0           341.9
Asia/Pacific               160.0           203.2           208.0



Over the past year, we implemented a number of strategic actions designed to improve profitability and provide a foundation for growth. For example, in order to provide more discrete product line focus and accountability, in May 2000 we created separate business units with overall responsibility for the company's different product lines. We also have established several new alliances with leading systems integrators. In addition, in the fourth quarter of 2000, we modified our arrangement with Rand to remove Rand's exclusivity in the small business segment while broadening Rand's distribution rights on a non-exclusive basis. This allows us to increase the number of distributors for our MCAD solutions to provide greater geographic coverage and specialized focus on discrete products. Between September 2000 and November 2000 we entered into arrangements with over twenty new distributors.

Looking forward, our overall revenue levels will be dependent on our ability to successfully balance our efforts between our traditional MCAD business and our growing Windchill business. Our challenge is to effectively manage and improve performance in our MCAD business while continuing to aggressively pursue a new product area that presents significant growth opportunities. Toward this end, we believe that our initiative in building separate business units and expanding our alliances and indirect distribution channels are having a positive impact on our transformation from a one product company to a multi-product company and will result in improved and more consistent performance. Factors affecting our revenues and operating results are listed under "Important Factors That May Affect Future Results" below.

Costs and Expenses

All cost and expense categories in 1998, 1999 and 2000 were impacted by the acquisition and/or nonrecurring charges taken in those periods. See Note B. Our operating expenses are based on anticipated future revenue and are relatively fixed for the short term. From the fourth quarter of 1998 through the second quarter of 2000 we had been incurring expenses that would have supported revenues in excess of the then current levels in order to implement our strategic initiatives, particularly as they related to our Windchill solutions. Given the lower than expected revenue in the first two quarters of 2000, we reduced our existing cost structure during the third quarter of 2000 to improve profitability (see "Nonrecurring Charges--Reorganization into Business Units" below).

Cost of License Revenue

Our cost of license revenue consists of costs associated with reproducing and distributing software and documentation and the payment of royalties. Cost of license revenue as a percentage of license revenue was 3% for both 1998 and 1999 and 4% for 2000. The increase in cost of license revenue as a percentage of license revenue is primarily a result of paying higher royalties to third parties for technologies used in connection with the Windchill products.

Cost of Service Revenue

Our cost of service revenue includes costs associated with training and consulting personnel, such as salaries and related costs and travel, and costs related to software maintenance, including costs incurred for customer support personnel and the release of maintenance updates. Cost of service revenue as a percentage of service revenue was 34%, 39% and 42% in 1998, 1999 and 2000, respectively. This increase reflects our investment in the staffing necessary to support our new product offerings, principally our Windchill solutions.

Sales and Marketing

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, travel and facility costs. These costs increased 3% in 1999 and 2% in 2000 primarily due to the growth of the sales force related to our Windchill solutions, partially offset by reductions associated with the sales force reorganizations. Total sales and marketing employees were 2,440 in 1998, 1,980 in 1999 and 1,702 in 2000. The higher costs in 1999 and 2000 are due to the higher average cost per sales employee, as we are hiring a more experienced CPC solutions focused sales force. International sales and marketing expenses represented 59% in 1998, 57% in 1999 and 58% in 2000 of total sales and marketing expenses.

Research and Development

Our research and development expenses consist principally of salaries and benefits, expenses associated with product translations, costs of computer equipment used in software development and facility expenses. Compared to the prior years, research and development expenses increased 33% in 1999 and 16% in 2000. The increase in 1999 and 2000 is primarily attributable to our continued investment in Windchill solutions, as well as our InPart, Division and auxilium acquisitions in 1999. We expect our investment in research and development to increase in absolute dollars in 2001.

General and Administrative

Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources and administrative functions. These costs increased 10% in 1999 and 13% in 2000. These increases represent our continued investment in information technology infrastructure, the integration of acquired companies and higher costs associated with increasing service revenue.

                              [GRAPH APPEARS HERE]

                [Chart Showing Cost and Expenses (in millions)]

                                          1998          1999          2000
                                          ----          ----          ----
Cost of License Revenue                  $ 15.3        $ 16.5        $ 16.7
Cost of Service Revenue                   140.6         191.1         228.3
Sales and Marketing                       395.4         407.9         416.7
Research and Development                   93.2         124.1         143.8
General and Administrative                 57.0          62.9          71.3
Amortization of Goodwill and
  Intangible Assets                         2.7          22.9          38.4
Acquisition and Nonrecurring Charges      105.8          53.3          21.5


Amortization of Goodwill and Other Intangible Assets

These costs represent the amortization of intangible assets acquired, including developed technology, goodwill, customer lists, assembled work force and trade names. The increase in amortization of $20.2 million in 1999 and $15.5 million in 2000 compared to the prior years resulted principally from our 1999 acquisitions of InPart, Division and auxilium.

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

ICEM:

  . Revenue was estimated to grow at a compound rate of 33% over the first five years and 14% thereafter.

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

Nonrecurring Charges

Sales Force Reorganizations. During the first quarter of 1999, we reorganized our sales force and, in connection with this action, incurred a restructuring charge of $3.2 million for the severance and termination benefits of approximately 170 people who were terminated during the first quarter of 1999 in accordance with management's plans. During the second quarter of 1999, we incurred a restructuring charge of $5.8 million for the severance and termination benefits of approximately 150 people in connection with the integration of our sales and related support groups. All amounts related to terminated employees were paid in 1999.

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

Reorganization into Business Units. During the third quarter of 2000, we recorded a $21.5 million nonrecurring charge primarily associated with our reorganization into business units and with the development and execution of management's plans to reduce our cost structure and improve profitability. The nonrecurring charge is comprised of $11.9 million for severance and termination benefits of approximately 280 people who were notified or terminated during the third quarter of 2000 and $9.6 million for facility consolidations. Of the $21.5 million nonrecurring charge, $12.2 million was paid during 2000. We expect to pay $6.0 million over the next twelve months.

Interest Expense

Our interest expense in 1998 related primarily to debt incurred by Computervision prior to the merger that we paid off in the second quarter of 1998. See Note F.

Interest Income

Interest income relates to the earnings on the investment of our excess cash balance in various financial instruments. The 41% decrease in interest income in 1999 compared to 1998 resulted from lower average annual yields and lower average cash balances of approximately $140.0 million. The 17% increase in interest income in 2000 compared to 1999 resulted from higher average annual yields and higher average cash balances of approximately $24.0 million.

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

Income Taxes

Our effective income tax provision (benefit) rate was 48% in 1998, 34% in 1999 and (21)% in 2000. The higher effective tax rate in 1998 over the statutory federal tax rate (35)% was due primarily to the non-deductibility of certain expenses included in the acquisition of Computervision and nonrecurring charges. The lower effective tax rate in 1999 resulted primarily from the use of Computervision net operating losses, partially offset by the non-deductibility of certain acquisition-related charges and net operating losses of foreign entities which could not be benefited. The reduced effective tax rate benefit in 2000 resulted primarily from the non-deductibility of certain acquisition-related amortization and net operating losses of foreign entities which could not be benefited. On a pro forma basis, which excludes amortization of goodwill and intangible assets and acquisition and nonrecurring charges, our tax rate was 34% in 1998, 27% in 1999 and 29% in 2000. See Note E.

Extraordinary Loss

In connection with the Computervision merger, we assumed a revolving note payable and long-term debt obligations. During the second quarter of 1998, we paid $275.7 million for settlement of the outstanding note, debt obligations, accrued interest and related fees, and we incurred an extraordinary after-tax loss of $19.0 million related to the write-off of deferred financing costs and other prepayment costs associated with this debt. See Note F.

                        Liquidity and Capital Resources

Our operating activities, the proceeds from our issuance of stock under stock plans and existing cash and investments provided sufficient resources to fund our employee base, capital asset needs, stock repurchases, acquisitions and financing needs, in all years presented.

As of September 30, 2000, cash and investments totaled $375.1 million, up from $353.9 million at September 30, 1999. The primary reasons for the increase in cash and investments during 2000 was $79.6 million of proceeds from issuance of common stock under our stock plans, cash provided by operating activities of $51.9 million and $30.8 million from the sale of land and certain improvements partially offset by the repurchase of $90.0 million of common stock and $37.0 million in expenditures to acquire property and equipment. Our investment portfolio is diversified among security types, industries and individual issuers. Our investments are generally liquid and investment grade. The portfolio is primarily invested in short-term securities to minimize interest rate risk and to facilitate rapid deployment in the event of immediate cash needs.

Cash generated from operating activities was $181.9 million in 1998, $150.8 million in 1999 and $51.9 million in 2000, including cash expenditures for nonrecurring charges of $62.3 million in 1998, $34.2 million in 1999 and $30.3 million in 2000.

In 1998, 1999 and 2000, we acquired $35.8 million, $35.2 million and $37.0 million, respectively, of capital equipment consisting principally of computer equipment, software and office equipment. We spent $40.6 million in 1998, $72.9 million in 1999 and $7.9 million in 2000 to acquire businesses. In December 1999, we sold land and certain improvements under construction for $30.8 million and entered into an operating lease covering approximately 381,000 square feet of office space in Needham, MA to consolidate and replace our Waltham, MA operations. Our corporate offices currently occupy 210,000 square feet in the new Needham facility and we expect to occupy the remaining 171,000 square feet in the second quarter of fiscal 2001, subject to completion of construction. Occupancy and rent began in December 2000 and the lease expires in December 2012, subject to certain renewal rights. In the first half of 2001 we expect to make approximately $25.0 million of capital expenditures primarily for tenant improvements and furniture and fixtures related to the new facility.

We used net cash for financing activities in 1998, 1999 and 2000, primarily to repurchase $50.0 million, $90.0 million and $90.0 million, respectively, of our stock, and to pay off the Computervision debt in 1998 of $275.7 million. These expenditures were partially offset by proceeds of $70.4 million, $23.9 million and $79.6 million, in 1998, 1999 and 2000, respectively, from the issuance of our common stock under our stock plans.

In September 1998, our Board of Directors authorized a plan allowing us to repurchase up to 20.0 million shares of our common stock. Through September 30, 2000, we purchased 18.7 million shares at a cost of $230.0 million. In July 2000 our Board of Directors authorized an additional 20.0 million shares to be repurchased. At September 30, 2000, 6.5 million shares were held in treasury. These repurchased shares and any future repurchases will be used to issue shares for stock option exercises, employee stock purchase plans and potential acquisitions.

We believe that existing cash and short-term investments together with cash generated from operations and the issuance of common stock under our stock plans will be sufficient to meet our working capital, financing and capital expenditure requirements through at least 2001.

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

I. Operational Considerations

Our operating results fluctuate within each quarter and from quarter-to-quarter making our future revenues and operating results difficult to predict

While our sales cycle varies substantially from customer to customer, we usually realize a high percentage of our revenue in the third month of each fiscal quarter, and this revenue tends to be concentrated in the later part of that month. Our orders early in a quarter will not generally occur at a rate which, if sustained throughout the quarter, would be sufficient to assure that we will meet our revenue targets for any particular quarter. Moreover, our reorganization into business units, our shift in business emphasis to a more solutions-oriented sales process--undertaken in part to increase our average order size--and our transition from a one product to a multi-product company have resulted in longer and more unpredictable sales cycles for products and services. Accordingly, our quarterly results may be difficult to predict prior to the end of the quarter. Any inability to obtain large orders or orders in large volumes or to make shipments or perform services in the period immediately preceding the end of any particular quarter may cause the results for that quarter to fall short of our revenue targets. In addition, our operating expenses are based on expected future revenue and are relatively fixed for the short term. As a result, a revenue shortfall in any quarter could cause our earnings for that quarter to fall below expectations as well. Any failure to meet our quarterly revenue or earnings targets could adversely impact the market price of our stock.

Other factors that may also cause quarter-to-quarter revenue and earnings fluctuation include the following:

  . our sales incentive structure is weighted more heavily toward the end of the fiscal year, and the rate of revenue growth for the first quarter historically has been lower and more difficult to predict than that for the fourth quarter of the immediately preceding fiscal year;

  . variability in the levels of professional service revenues and the mix of our license and service revenues;

  . declines in license revenue may adversely affect the size of our installed base and our level of service revenue; and

  . the increased utilization of third parties, such as systems integrators, resellers, strategic partners and application service providers, as distribution mechanisms for our software products and related services, may lessen the control we have over any particular sales cycle.

In addition, the levels of quarterly or annual software or service revenue in general, or for particular geographic areas, may not be comparable to those achieved in previous periods.

We may not be able to implement new initiatives successfully

Part of our success in the past has resulted from our ability to implement new initiatives. Our future operating results will continue to depend upon:

  . the successful implementation of a divisionalized business unit structure, including the realignment of internal functions, the management of divisionalized processes and effective mitigation of disruption that may result from organizational change;

  . our ability to sustain the appropriate balance between our MCAD and Windchill businesses;

  . our ability to appropriately allocate and implement cost cutting measures that increase profitability while maintaining adequate resources for effective and coordinated organizational performance;

  . the success of our sales force reorganization initiatives, including:

   -- our shift from point sales to solution sales,

   -- the effectiveness of our organizational sales model,

   -- the ability of our sales reps to learn and sell our products, and

   -- Rands' and other distributors' ability to perform successfully in the MCAD arena;

  . our ability to anticipate and meet evolving customer requirements in the CPC arena and successfully deliver products and services at an enterprise level;

  . our ability to broaden indirect distribution channels through alliances with systems integrators, resellers, strategic partners and application service providers;

  . our ability to develop Windchill Netmarkets opportunities; and

  . our ability to identify and penetrate additional industry sectors that represent growth opportunities.

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

  . enhance our current offerings and develop new products and services that keep pace with technological developments through:

   -- internal research and development,

   -- acquisition of technology, and

   -- strategic partnerships;

  . meet evolving customer requirements, especially ease-of-use;

  . provide adequate funding for development efforts; and

  . license appropriate technology from third parties.

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

We may be unable to price our products competitively or distribute them effectively

Our success is tied to our ability to price our products and services competitively and to deliver them efficiently, including our ability to:

  . provide products with functionality that our customers want at a price they can afford;

  . build appropriate direct distribution channels;

  . utilize the Internet for sales; and

  . build appropriate indirect distribution channels through Rand or others.

We depend on sales from outside the United States that could be adversely affected by changes in the international markets

A significant portion of our business comes from outside the United States. Accordingly, our performance could be adversely affected by economic downturns in Europe or the Asia/Pacific region. Another consequence of significant international business is that a large percentage of our revenues and expenses are denominated in foreign currencies that fluctuate in value. Although we may enter into foreign exchange forward contracts and foreign exchange option contracts to offset a portion of the foreign exchange fluctuations, unanticipated events may have a material impact on our results. Other risks associated with international business include:

  . changes in regulatory practices and tariffs;

  . staffing and managing foreign operations, including the difficulties in providing cost-effective, equity-based compensation to attract skilled workers;

  . longer collection cycles in certain areas;

  . potential changes in tax and other laws;

  . greater difficulty in protecting intellectual property rights; and

  . general economic and political conditions.

We may not be able to obtain copyright or patent protection for the software products we develop or our other trademarks

Our software products and our other trademarks, including our company names, product names and logos, are proprietary. We protect our intellectual property rights in these items by relying on copyrights, trademarks, patents and common law safeguards, including trade secret protection, as well as restrictions on disclosures and transferability contained in our agreements with other parties. Despite these measures, there can be no assurance that the laws of all relevant jurisdictions will afford adequate protection to our products and other intellectual property. The software industry is characterized by frequent litigation regarding copyright, patent and other intellectual property rights. While we have not, to date, had any significant claims of this type asserted against us, there can be no assurance that someone will not assert such claims against us with respect to existing or future products or other intellectual property or that, if asserted, we would prevail in such claims. In the event a lawsuit of this type is filed, it could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not we ultimately prevail. Certain of our products also contain technology developed and licensed from third parties. We may likewise be susceptible to infringement claims with respect to these third party technologies.

II. MCAD-Related Considerations

Increasing competition in the MCAD marketplace may reduce our revenues

There are an increasing number of competitive MCAD products. Despite our belief that our products are technologically superior, some competitive products have reached a level of functionality whereby product differentiation is less likely, in and of itself, to dislodge incumbent MCAD systems, given the training and other startup costs associated with system replacement. Increased competition and market acceptance of these competitive products could have a negative effect on pricing and revenues for our products, which could have a material adverse affect on our results.

In addition, our MCAD software is capable of performing on a variety of platforms. Several of our competitors focus on single platform applications, particularly Windows-based platforms. There can be no assurance that we will have a competitive advantage with multiple platform applications.

We continue to enhance our existing products by releasing updates. Our competitive position and operating results could suffer if:

  . we fail to anticipate or to respond adequately to customer requirements or to technological developments, particularly those of our competitors;

  . we delay the development, production, testing, marketing or availability of new or enhanced products or services; or

  . customers fail to accept such products or services.

Growth in the MCAD industry appears to have slowed

Growth in certain segments of the MCAD industry appears to have slowed and, coupled with decreased functional differentiation among flexible engineering tools, may affect our ability to penetrate the market for new customers and recapture our market share. Over the long term, we believe our emphasis on CPC solutions will allow us to differentiate our flexible engineering products from the competition and invigorate sales of those products. However, the strategy may not be successful or may take longer than we plan. There could be a material adverse affect on our operating results in any quarter if these assumptions prove to be incorrect.

III. Windchill Strategy Considerations

We are implementing a new strategy to capitalize on an Internet-based, business-to-business market opportunity known as Collaborative Product Commerce
(CPC). It may be that our assumptions about the CPC market opportunity are wrong, which could adversely affect our results

We have identified CPC as a new market opportunity for us, and have devoted significant resources toward capitalizing on that opportunity. CPC solutions include software and services that utilize Internet technologies to permit employees, customers, suppliers and others to collaboratively develop, build and manage products throughout their entire lifecycle. Because the market for software products that allow companies to collaborate on product information on an enterprise-wide level is newly emerging and because companies have not traditionally linked customers and suppliers in this process directly, we cannot be certain as to the size of this market, whether it will grow, or whether companies will elect to utilize our products rather than attempt to develop applications internally or through other sources.

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

Our Windchill software, which is central to our CPC strategy, is relatively new and is not yet well established in the marketplace

The success of our CPC strategy will depend in large part on the ability of our Windchill solutions to meet customer expectations, especially with respect to:

  . measuring and understanding the benefits of Windchill, including return on investment and value creation;

  . ease of installation;

  . ease of use;

  . full capability, functionality and performance;

  . ability to support a large, diverse and geographically dispersed user base; and

  . quality and efficiency of the services we perform relating to implementation and customization.

The software is still relatively new. If our customers cannot successfully deploy large-scale implementation projects or if they determine that we or our partners are unable to accommodate large-scale deployments, our operating results may be affected.

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

We intend to utilize third parties, such as system integrators, resellers, strategic partners and application service providers, for the distribution and implementation of Windchill software, which may result in management difficulties and customer retention problems

As an enterprise solution, Windchill may require large scale organizational implementations that in today's marketplace are often performed by third parties. We have entered into and are currently developing additional relationships with third parties and intend to continue to do so. Using third parties to both implement and promote our products can result in a reduction in our control to both drive the sales process and service our customers. In addition, the successful utilization of third parties will depend on:

  . our ability to enter into definitive agreements with appropriate third parties that can deliver our products in appropriate markets;

  . the third party's ability to learn, promote and implement our products;
    and

  . the effective coordination and management of joint activities (including sales, marketing, development, implementation and support) in order to deliver products and services that meet customer requirements.

Competition among providers of CPC solutions may increase, which may reduce our profits and limit or reduce our market share

The market for CPC solutions is new, highly fragmented, rapidly changing and increasingly competitive. We expect competition to intensify, which could result in price reductions for our products and services, reduced gross margins and loss of market share. Our primary competition comes from:

  . in-house development efforts by potential customers or partners;

  . other vendors of engineering information management software; and

  . larger, more well-known enterprise software providers seeking to extend the functionality of their products to encompass CPC.

In addition, our Global Services Organization may face increasing competition for follow-on customization services from other third-party consultants and service providers.

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

  . use of the Internet does not continue to increase or increases more slowly than expected;

  . the infrastructure for the Internet does not effectively support enterprises and their supply chain partners;

  . the Internet does not create a viable commercial marketplace, thereby inhibiting the development of electronic commerce and reducing the demand for our products; or

  . concerns over the secure transmission of confidential information over public networks inhibit the growth of the Internet as a means of conducting commercial transactions.

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

Our Windchill Netmarkets solutions provides CPC capabilities on Internet exchanges, portals and marketplaces. Accordingly, its success will be highly dependent upon the success of the Internet as a viable collaboration medium and on our successful development and integration of the technologies necessary to offer tools for exchanges, portals, and other forms of Net marketplaces that are acceptable to customers and suitable for the evolving nature of the Internet.

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

In addition, our expanded focus on delivering Internet-based solutions may cause us to be viewed, in part, as an Internet company. The trading prices of Internet stocks in general have been unusually high under conventional valuation standards such as price-to-earnings and price-to-sales ratios and have experienced fluctuations unrelated or disproportionate to the operating performance of these companies. The trading prices and valuations of these stocks, and of ours, may not be sustained. Negative changes in the public's perception of the prospects of Internet or e-commerce companies, or of PTC as an Internet company, could depress our stock price regardless of our results.

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

ITEM 7A: Quantitative and Qualitative Disclosures about Market Risk

We face exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposure has been related to local currency revenue and operating expenses in Europe and the Asia/Pacific region. Historically, we have hedged currency exposures associated with certain accounts receivable denominated in local currencies and certain anticipated foreign currency revenue transactions. The goal of our hedging activity is to offset the impact of currency fluctuations on certain local currency accounts receivable and foreign currency revenue transactions. The success of this activity depends upon forecasts of transaction activity denominated in various currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. Outstanding forward foreign exchange contracts at September 30, 2000 matured within three months, and did not have a material impact on our financial results.

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value at the balance sheet date due to the short maturities of these instruments.

We maintain investment portfolio holdings of various issuers, types and maturities. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair market value with unrealized gains or losses included in stockholders' equity. Given the short maturities and investment grade quality of the portfolio holdings at September 30, 2000, a sharp rise in interest rates should not have a material adverse impact on the fair value of our investment portfolio. As a result, we do not currently hedge these interest rate exposures.

The following table presents hypothetical changes in fair values in our financial instruments at September 30, 2000 that are sensitive to changes in interest rates. Our modeling technique measures the change in fair value arising from selected potential changes in interest rates. Movements in interest rates of plus or minus 50 basis points (BP) and 100 BP reflect immediate hypothetical shifts in the fair value of these investments. Fair value represents the market principal plus accrued interest and dividends of certain interest-rate-sensitive securities considered cash equivalents or investments for financial reporting purposes at September 30, 2000.

                              Valuation of                               Valuation of
                          Securities given an                        Securities given an
Type of Security         interest rate decrease                     interest rate increase
----------------         -------------------------    No change in  ------------------------
                          (100 BP)      (50 BP)      interest rates   50 BP        100 BP
(in millions)            -----------   -----------   -------------- -----------  -----------
Municipal debt
 securities.............   $        59  $        58       $ 58      $        58   $        57
Mutual funds............            68           68         68               68            68
Government agencies.....            19           19         19               19            19
                           -----------  -----------       ----      -----------   -----------
  Total.................   $       146  $       145       $145      $       145   $       144
                           ===========  ===========       ====      ===========   ===========

The Federal Reserve has adjusted the Federal Funds Rate by a 50 BP move nine times during the last 40 quarters, whereas they have never adjusted the Federal Funds Rate by a 100 BP move during the same period. The last 50 BP move occurred in May 2000.

ITEM 8: Financial Statements and Supplementary Data

The consolidated financial statements and notes to the consolidated financial statements are attached as APPENDIX A below.

ITEM 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

ITEM 10: Directors and Executive Officers of the Registrant

Information with respect to our directors may be found in the sections captioned "Proposal 1: Elect Two Directors" and "Who Are Our Directors" appearing in our 2001 Proxy Statement. Such information is incorporated herein by reference.

Our executive officers are:

          Name           Age                            Position
          ----           ---                            --------
C. Richard Harrison.....  45 Chief Executive Officer and President
Edwin J. Gillis.........  52 Executive Vice President, Chief Financial Officer and Treasurer
Barry F. Cohen..........  56 Executive Vice President, Marketing
James E. Heppelmann.....  36 Executive Vice President, General Manager--Windchill Solutions
Jon R. Stevenson........  40 Executive Vice President, General Manager--MCAD Solutions
Trenton H. Brown........  36 Executive Vice President, International Sales
Paul J. Cunningham......  38 Executive Vice President, Americas Sales
David R. Friedman.......  39 Senior Vice President, General Counsel and Clerk
Thomas L. Beaudoin......  47 Senior Vice President, Finance

Mr. Harrison has been Chief Executive Officer and President since March 2000. Prior to that, Mr. Harrison served as President and Chief Operating Officer since August 1994.

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

Mr. Heppelmann has been Executive Vice President, General Manager-Windchill Solutions since November 2000. He had served as Executive Vice President and General Manager of Windchill Netmarkets from July 2000 to November 2000 and Senior Vice President of Windchill from January 1998 to July 2000. Prior to joining PTC, Mr. Heppelmann was Vice President of Marketing and Chief Technology Officer of Windchill Technology, Inc. from September 1997 to January 1998. From October 1992 to September 1997, he held various positions at Metaphase Technology Inc. including Chief Technology Officer.

Mr. Stevenson has been Executive Vice President, General Manager-MCAD Solutions since May 2000. Mr. Stevenson was Senior Vice President, Research & Development from March 1999 to May 2000 and was Senior Vice President, Designwave from January 1998 to March 1999. Prior to joining PTC, Mr. Stevenson was employed by Computervision Corporation as Vice President, Research & Development from April 1996 to January 1998 and Director of Research and Development from February 1995 to April 1996.

Mr. Brown has been Executive Vice President, International Sales since July 2000. Mr. Brown was Divisional Vice President, Asia Pacific from April 2000 to July 2000 and Sector Vice President from October 1999 to April 2000. Prior to that, he was Area Vice President-Sales from October 1998 to October 1999 and Regional Director from April 1998 to October 1998. He also served as District Manager from December 1997 to April 1998. Prior to joining PTC, Mr. Brown served as District Manager of Nalco Chemical Inc. from September 1989 to December 1997.

Mr. Cunningham has served as Executive Vice President, Americas Sales since July 2000 and from October 1998 to June 2000 he was Executive Vice President, Primary Sales. Mr. Cunningham was Senior Vice President, European Sales from April 1997 to October 1998 and Senior Vice President, North America West Sales from October 1996 to April 1997. Prior to that, he was Area Vice President-Sales from January 1996 to October 1996 and Vice President, Western Operations & Sales Development from October 1994 to January 1996.

Mr. Friedman has served as Senior Vice President, General Counsel and Clerk since October 1999. Mr. Friedman had served as Vice President, General Counsel and Clerk from October 1998 to September 1999 and as Associate Corporate Counsel from September 1996 to September 1998. Prior to joining PTC,
Mr. Friedman was a Partner at the law firm of Palmer & Dodge LLP from January 1994 to August 1996.

Mr. Beaudoin has been Senior Vice President, Finance since joining PTC in October 2000. Prior to joining PTC, Mr. Beaudoin was Chief Financial Officer, Infinite Supply at i2 Technologies Inc. from June 2000 to September 2000. Mr. Beaudoin has served in the following positions at Compaq Computer Corporation:
Vice President Finance, Enterprise from July 1999 to June 2000; Vice President, Services from January 1998 to July 1999; and, Vice President, Asia Pacific from January 1995 to January 1998.

ITEM 11: Executive Compensation

Information with respect to executive compensation may be found under the headings captioned "How We Compensate Our Directors" and "Information About Executive Compensation" appearing in our 2001 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12: Security Ownership of Certain Beneficial Owners and Management

Information with respect to security ownership may be found under the heading captioned "Information About PTC Common Stock Ownership" appearing in our 2001 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13: Certain Relationships and Related Transactions

Information with respect to this item may be found under the heading "Information About Certain Insider Relationships" appearing in our 2001 Proxy Statement. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents Filed as Part of Form 10-K
     1. Financial Statements
      -- Consolidated Balance Sheets as of September 30, 1999 and 2000 -- Consolidated Statements of Income for the years ended September
         30, 1998, 1999 and 2000
      -- Consolidated Statements of Cash Flows for the years ended
         September 30, 1998, 1999 and 2000
      -- Consolidated Statements of Stockholders' Equity for the years ended September 30, 1998, 1999 and 2000
      -- Consolidated Statements of Comprehensive Income for the years ended September 30, 1998, 1999 and 2000
      -- Notes to Consolidated Financial Statements
      -- Report of Independent Accountants

     2. Financial Statement Schedules
      -- Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

     3. Exhibits
      -- As part of this Annual Report on Form 10-K, we hereby file and incorporate by reference the Exhibits listed in the Exhibit Index immediately preceding such Exhibits.

(b) Reports on Form 8-K

None.

(c) Exhibits

As part of this Annual Report on Form 10-K, we hereby file the Exhibits listed in the attached Exhibit Index.

(d) Financial Statement Schedules

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of December, 2000.

                                          Parametric Technology Corporation


                                          By /s/ C. Richard Harrison
                                             ----------------------------------
                                            C. Richard Harrison,
                                            Chief Executive Officer and
                                            President

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

              Signature                            Title                       Date
              ---------                            -----                       ----
 (i) Principal Executive Officer:
 /s/ C. Richard Harrison              Chief Executive Officer            December 20, 2000
--------------------------------       and President
 C. Richard Harrison


 (ii) Principal Financial and
  Accounting Officer:
 /s/ Edwin J. Gillis                  Executive Vice President, Chief    December 20, 2000
--------------------------------       Financial Officer and
 Edwin J. Gillis                       Treasurer



 (iii) Board of Directors:
 /s/ Noel G. Posternak                Chairman of the Board of           December 20, 2000
---------------------------------      Directors
 Noel G. Posternak


/s/ C. Richard Harrison               Director                           December 20, 2000
---------------------------------
 C. Richard Harrison


/s/ Robert N. Goldman                 Director                          December 20, 2000
---------------------------------
 Robert N. Goldman


/s/ Donald K. Grierson                Director                          December 20, 2000
---------------------------------
Donald K. Grierson


/s/ Oscar B. Marx, III                Director                          December 20, 2000
---------------------------------
Oscar B. Marx, III


/s/ Michael E. Porter                 Director                          December 20, 2000
---------------------------------
Michael E. Porter


                                 EXHIBIT INDEX

 Exhibit
 Number
 -------
   2.1(a)  -- Agreement and Plan of Reorganization dated as of November 3,
              1997 by and among Parametric Technology Corporation, PTC
              Acquisition and Computervision Corporation (filed as
              Exhibit 2.1 to our Current Report on Form 8-K filed November 4,
              1997 and incorporated herein by reference).
   2.1(b)  -- Agreement and Plan of Reorganization dated as of March 8, 1999 by and among Parametric Technology Corporation, Northstar
              Acquisition Corporation, auxilium inc. and the stockholders of auxilium inc. (filed as Exhibit 2.1 to our Current Report on
              Form 8-K filed March 23, 1999 and incorporated herein by
              reference).
   3.1(a)  -- Restated Articles of Organization of Parametric Technology
              Corporation adopted February 4, 1993 (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended
              March 30, 1996 and incorporated herein by reference).
   3.1(b)  -- Articles of Amendment to Restated Articles of Organization
              adopted February 9, 1996 (filed as Exhibit 4.1(b) to our
              Registration Statement on Form S-8 (Registration No. 333-01297)
              and incorporated herein by reference).
   3.1(c)  -- Articles of Amendment to Restated Articles of Organization
              adopted February 13, 1997 (filed as Exhibit 4.1(b) to our
              Registration Statement on Form S-8 (Registration No. 333-22169)
              and incorporated herein by reference).
   3.1(d)  -- Articles of Amendment to Restated Articles of Organization
              adopted February 10, 2000 (filed as Exhibit 3.1 to our
              Quarterly Report on Form 10-Q for the fiscal quarter ended
              April 1, 2000 and incorporated herein by reference).
   3.1(e)  -- Certificate of Vote of Directors establishing Series A Junior
              Participating Preferred Stock (filed herewith).
   3.2     -- By-Laws, as amended and restated, of Parametric Technology
              Corporation (filed herewith).
   4.1     -- Rights Agreement effective as of January 5, 2001 between
              Parametric Technology Corporation and American Stock Transfer &
              Trust Company (filed herewith).
  10.1*    -- Parametric Technology Corporation 2000 Equity Incentive Plan
              (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q for
              the fiscal quarter ended April 1, 2000 and incorporated herein by reference).
  10.2*    -- Parametric Technology Corporation 1997 Incentive Stock Option
              Plan (filed as Exhibit 10.1 to our Quarterly Report on Form 10-
              Q for the fiscal quarter ended March 29, 1997 and incorporated herein by reference).
  10.3*    -- Parametric Technology Corporation 1987 Incentive Stock Option
              Plan, as amended (filed as Exhibit 10.2 to our Annual Report on
              Form 10-K for the fiscal year ended September 30, 1999 and incorporated herein by reference).
  10.4*    -- Parametric Technology Corporation 1992 Director Stock Option
              Plan, as amended (filed as Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference).
  10.5*    -- Parametric Technology Corporation 1996 Directors Stock Option
              Plan, as amended (filed as Exhibit 10.4 to our Annual Report on
              Form 10-K for the fiscal year ended September 30, 1999 and incorporated herein by reference).
  10.6*    -- Computervision Corporation 1992 Stock Option Plan as amended
              September 15, 1994, April 18, 1995 and December 5, 1996 (filed as Exhibit 10.3 to the Annual Report on Form 10-K of
              Computervision Corporation for the fiscal year ended December
              31, 1996 (File No. 1-7760/0-20290) and incorporated herein by reference).

 Exhibit
 Number
 -------
 10.7*    -- Amended and Restated Severance Agreement with Steven C. Walske dated March 1, 2000 (filed as Exhibit 10.2 to our Quarterly
             Report on Form 10-Q for the fiscal quarter ended April 1, 2000 and incorporated herein by reference).
 10.8*    -- Amended and Restated Severance Agreement with C. Richard
             Harrison dated February 10, 2000 (filed as Exhibit 10.3 to our
             Quarterly Report on Form 10-Q for the fiscal quarter ended April
             1, 2000 and incorporated herein by reference).
 10.9*    -- Amended and Restated Severance Agreement with Edwin J. Gillis dated February 10, 2000 (filed as Exhibit 10.4 to our Quarterly
             Report on Form 10-Q for the fiscal quarter ended April 1, 2000 and incorporated herein by reference).
 10.10*   -- Severance Agreement with Barry F. Cohen dated February 10, 2000
             (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for
             the fiscal quarter ended April 1, 2000 and incorporated herein by reference).
 10.11*   -- Severance Agreement with Paul J. Cunningham dated October 29,
             1998 (filed herewith).
 10.12*   -- Severance Agreement with James E. Heppelmann dated May 18, 2000
             (filed herewith).
 10.13*   -- Severance Agreement with Jon R. Stevenson dated May 18, 2000
             (filed herewith).
 10.14*   -- Consulting Agreement with Michael E. Porter dated November 17,
             1995 (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1997 and incorporated herein by reference).
 10.15*   -- Amendment #1 to Consulting Agreement with Michael E. Porter dated May 15, 1997 (filed as Exhibit 10.4 to our Quarterly
             Report on Form 10-Q for the fiscal quarter ended June 28, 1997 and incorporated herein by reference).
 10.16*   -- Amendment #2 to Consulting Agreement with Michael E. Porter dated January 6, 1998 (filed as Exhibit 10.1 to our Quarterly
             Report on Form 10-Q for the fiscal quarter ended April 4, 1998 and incorporated herein by reference).
 10.17*   -- Amendment #3 to Consulting Agreement with Michael E. Porter dated July 20, 1998 (filed as Exhibit 10.24 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).
 10.18*   -- Amendment #4 to the Consulting Agreement with Michael E. Porter dated February 11, 1999 (filed as Exhibit 10.1 to our Quarterly
             Report on Form 10-Q for the fiscal quarter ended April 3, 1999 and incorporated herein by reference).
 10.19*   -- Amendment #5 to the Consulting Agreement with Michael E. Porter dated February 10, 2000 (filed as Exhibit 10.6 to our Quarterly
             Report on Form 10-Q for the fiscal quarter ended April 1, 2000 and incorporated herein by reference).
 10.20*   -- Amendment #6 to the Consulting Agreement with Michael E. Porter dated September 14, 2000 (filed herewith).
 10.21    -- Lease dated December 14, 1999 by and between PTC and Boston
             Properties Limited Partnership (filed herewith).
 10.22    -- Lease dated May 22, 1987 by and between PTC and the Trustees of
             128 Technology Trust (filed as Exhibit 10.4 to our Registration
             Statement on Form S-1 (Registration No. 33-31620) and
             incorporated herein by reference).
 10.23    -- Lease Amendment No. 1 dated March 10, 1988 by and between PTC and the Trustees of 128 Technology Trust (filed as Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended
             September 30, 1998 and incorporated herein by reference).

 Exhibit
 Number
 -------
 10.24    -- Lease Amendment No. 2 dated November 9, 1988 by and between PTC and the Trustees of 128 Technology Trust (filed as Exhibit 10.7 to our Annual Report on Form 10-K for the fiscal year ended
             September 30, 1998 and incorporated herein by reference).
 10.25    -- Lease Amendment No. 3 dated November 8, 1989 by and between PTC and the Trustees of 128 Technology Trust (filed as Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended
             September 30, 1996 and incorporated herein by reference).
 10.26    -- Lease Amendment No. 4 dated January 21, 1991 by and between PTC and the Trustees of 128 Technology Trust (filed as Exhibit 10.7 to our Annual Report on Form 10-K for the fiscal year ended
             September 30, 1997 and incorporated herein by reference).
 10.27    -- Lease Amendment No. 5 dated March 6, 1992 by and between PTC and the Trustees of 128 Technology Trust (filed as Exhibit 10.18 to our Annual Report on Form 10-K for the fiscal year ended
             September 30, 1992 (File No. 0-18059) and incorporated herein by reference).
 10.28    -- Lease Amendment No. 5A dated November 18, 1992 by and between
             PTC and the Trustees of 128 Technology Trust (filed as Exhibit
             10.19 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1992 (File No. 0-18059) and incorporated herein by reference).
 10.29    -- Lease Amendment No. 6 dated June 8, 1993 by and between PTC and the Trustees of 128 Technology Trust (filed as Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended
             September 30, 1993 (File No. 0-18059) and incorporated herein by reference).
 10.30    -- Lease Amendment No. 7 dated April 14, 1994 by and between PTC and the Trustees of 128 Technology Trust (filed as Exhibit 10.22 to our Annual Report on Form 10-K for the fiscal year ended
             September 30, 1994 (File No. 0-18059) and incorporated herein by reference).
 10.31    -- Lease Amendment No. 8 dated July 19, 1995 by and between PTC and the Trustees of 128 Technology Trust (filed as Exhibit 10.23 to our Annual Report on Form 10-K for the fiscal year ended
             September 30, 1995 (File No. 0-18059) and incorporated herein by reference).
 10.32    -- Lease Amendment No. 9 dated January 23, 1996 by and between PTC and the Trustees of 128 Technology Trust (filed as Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended
             September 30, 1998 (File No. 0-18059) and incorporated herein by reference).
 10.33    -- Lease Amendment No. 10 dated May 10, 1996 by and between PTC and the Trustees of 128 Technology Trust (filed as Exhibit 10.25 to our Annual Report on Form 10-K for the fiscal year ended
             September 30, 1998 and incorporated herein by reference).
 10.34    -- Lease Amendment No. 11 dated January 24, 1997 by and between PTC and the Trustees of 128 Technology Trust (filed as Exhibit 10.26 to our Annual Report on Form 10-K for the fiscal year ended
             September 30, 1998 and incorporated herein by reference).
 10.35    -- Lease Amendment No. 12 dated December 4, 1998 by and between PTC and the Trustees of 128 Technology Trust (filed as Exhibit 10.29 to our Annual Report on Form 10-K for the fiscal year ended
             September 30, 1999 and incorporated herein by reference).
 10.36    -- Lease Amendment No. 13 dated December 8, 1998 by and between PTC and the Trustees of 128 Technology Trust (filed as Exhibit 10.30 to our Annual Report on Form 10-K for the fiscal year ended
             September 30, 1999 and incorporated herein by reference).
 10.37    -- Amended and Restated Lease Agreement dated as of January 1, 1995 between United Trust Fund Limited Partnership and (filed as
             Exhibit 10.20 to the Annual Report on Form 10-K of
             Computervision Corporation for the fiscal year ended December
             31, 1995 (File No. 0-18059) and incorporated herein by
             reference).
 21.1     -- Subsidiaries of Parametric Technology Corporation (filed herewith).

 Exhibit
 Number
 -------
 23.1     -- Consent of PricewaterhouseCoopers LLP (filed herewith).
 27.1     -- Financial Data Schedule for the year ended September 30, 2000
             (filed herewith).

--------
* Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of PTC participates.

                                                                      APPENDIX A

                       PARAMETRIC TECHNOLOGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                           September 30,
                                                      ------------------------
                                                         1999         2000
                                                      -----------  -----------
                       ASSETS
                       ------
Current assets:
  Cash and cash equivalents.......................... $   239,789  $   325,872
  Short-term investments.............................     101,217       22,969
  Accounts receivable, net of allowance for doubtful
   accounts of $6,400 and $6,270.....................     221,889      183,804
  Prepaid expenses...................................      47,068       47,727
  Other current assets...............................      95,141       48,061
                                                      -----------  -----------
    Total current assets.............................     705,104      628,433
Marketable investments...............................      12,889       26,300
Property and equipment, net..........................      64,176       66,879
Goodwill, net of accumulated amortization of $20,464
 and $45,771.........................................     113,011       88,034
Other intangible assets, net of accumulated
 amortization of $9,233 and $22,864..................      53,836       43,645
Other assets.........................................      67,604       71,592
                                                      -----------  -----------
    Total assets..................................... $ 1,016,620  $   924,883
                                                      ===========  ===========
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
  Accounts payable................................... $    40,879  $    30,944
  Accrued expenses...................................      67,135       46,200
  Accrued compensation and severance.................      55,590       52,112
  Deferred revenue...................................     213,059      231,495
  Income taxes.......................................      80,520        1,601
                                                      -----------  -----------
    Total current liabilities........................     457,183      362,352
Other liabilities....................................      38,333       33,989
Commitments and contingencies (Note G)
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000 shares
   authorized; none issued...........................          --           --
  Common stock, $0.01 par value; 500,000 shares
   authorized; 272,277 and 276,053 shares issued.....       2,723        2,761
  Additional paid-in capital.........................   1,583,846    1,641,513
  Treasury stock, at cost, 2,113 and 6,456 shares....     (27,727)     (66,647)
  Accumulated deficit................................  (1,022,357)  (1,036,456)
  Accumulated other comprehensive loss...............     (15,381)     (12,629)
                                                      -----------  -----------
    Total stockholders' equity.......................     521,104      528,542
                                                      -----------  -----------
    Total liabilities and stockholders' equity....... $ 1,016,620  $   924,883
                                                      ===========  ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                       PARAMETRIC TECHNOLOGY CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)

                                                  Year ended September 30,
                                                ------------------------------
                                                  1998       1999       2000
                                                ---------  ---------  --------
Revenue:
 License....................................... $ 609,239  $ 561,220  $378,618
 Service.......................................   408,731    496,381   549,796
                                                ---------  ---------  --------
    Total revenue.............................. 1,017,970  1,057,601   928,414
                                                ---------  ---------  --------
Costs and expenses:
 Cost of license revenue.......................    15,299     16,508    16,718
 Cost of service revenue.......................   140,625    191,147   228,266
 Sales and marketing...........................   395,352    407,936   416,665
 Research and development......................    93,162    124,131   143,763
 General and administrative....................    57,031     62,852    71,263
 Amortization of goodwill and other intangible
  assets.......................................     2,715     22,888    38,432
 Acquisition and nonrecurring charges (Note B).   105,766     53,347    21,534
                                                ---------  ---------  --------
    Total costs and expenses...................   809,950    878,809   936,641
                                                ---------  ---------  --------
Operating income (loss)........................   208,020    178,792    (8,227)
 Interest expense..............................    13,329        622       367
 Interest income...............................   (19,131)   (11,283)  (13,228)
 Other expense, net............................     9,815      8,211     9,701
                                                ---------  ---------  --------
Income (loss) before income taxes and
 extraordinary loss............................   204,007    181,242    (5,067)
 Provision (benefit) for income taxes..........    98,293     61,949    (1,087)
                                                ---------  ---------  --------
Income (loss) before extraordinary loss........   105,714    119,293    (3,980)
 Extraordinary loss, net of income tax benefit
  of $2,183 (Note F)...........................   (19,017)        --        --
                                                ---------  ---------  --------
Net income (loss).............................. $  86,697  $ 119,293  $ (3,980)
                                                =========  =========  ========
Earnings (loss) per share (Note A):
Basic:
 Income (loss) before extraordinary loss....... $    0.39  $    0.44  $  (0.01)
 Extraordinary loss............................     (0.07)        --        --
                                                ---------  ---------  --------
 Net income (loss)............................. $    0.32  $    0.44  $  (0.01)
                                                =========  =========  ========
Diluted:
 Income (loss) before extraordinary loss....... $    0.38  $    0.43  $  (0.01)
 Extraordinary loss............................     (0.07)        --        --
                                                ---------  ---------  --------
 Net income (loss)............................. $    0.31  $    0.43  $  (0.01)
                                                =========  =========  ========


   The accompanying notes are an integral part of the consolidated financial statements.

                       PARAMETRIC TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                   Year ended September 30,
                                                  -----------------------------
                                                    1998       1999      2000
                                                  ---------  --------  --------
Cash flows from operating activities:
 Net income (loss)..............................  $  86,697  $119,293  $ (3,980)
 Adjustments to reconcile net income (loss) to
  net cash flows from operating activities:
  Extraordinary loss on early extinguishment of
   debt.........................................     19,017        --        --
  Non-cash portion of nonrecurring charges......     15,876     4,693     2,499
  Depreciation and amortization.................     29,930    62,283    78,769
  Deferred income taxes.........................      5,526   (16,914)   (4,838)
  Provision for loss on accounts receivable.....      5,822     4,445     7,589
  Charge for purchased in-process research and
   development..................................     28,941    38,244        --
  Changes in assets and liabilities which
   provided (used) cash, net of effects of
   purchased businesses:
     Accounts receivable........................        766   (35,393)   29,427
     Accounts payable and accrued expenses......     (2,720)  (35,663)  (19,210)
     Accrued compensation and severance.........    (10,999)  (26,898)   (7,218)
     Deferred revenue...........................     30,276    64,012    18,436
     Income taxes...............................     19,387    16,556   (55,601)
     Other current assets.......................    (32,841)  (35,109)    6,245
     Other noncurrent assets and liabilities....    (13,789)   (8,708)     (267)
                                                  ---------  --------  --------
Net cash provided by operating activities.......    181,889   150,841    51,851
                                                  ---------  --------  --------
Cash flows from investing activities:
 Additions to property and equipment............    (35,794)  (35,246)  (37,032)
 Additions to other intangible assets...........         --   (24,133)   (2,784)
 Acquisitions of businesses.....................    (40,599)  (72,925)   (7,922)
 Construction in progress.......................         --   (28,284)   (4,106)
 Proceeds from sale of construction in
  progress......................................         --        --    30,836
 Purchases of investments.......................   (413,522)  (95,416)  (53,732)
 Proceeds from sales and maturities of
  investments...................................    593,406   196,918   115,262
                                                  ---------  --------  --------
Net cash provided (used) by investing
 activities.....................................    103,491   (59,086)   40,522
                                                  ---------  --------  --------
Cash flows from financing activities:
 Proceeds from issuance of common stock.........     70,440    23,866    79,621
 Purchases of treasury stock....................    (49,972)  (89,968)  (90,020)
 Repayment of indebtedness......................   (275,694)       --        --
                                                  ---------  --------  --------
Net cash used by financing activities...........   (255,226)  (66,102)  (10,399)
                                                  ---------  --------  --------
Elimination of net cash activity of acquired
 company for the three months ended December 31,
 1997...........................................     11,567        --        --
Effect of exchange rate changes on cash.........     (4,359)    8,165     4,109
                                                  ---------  --------  --------
Net increase in cash and cash equivalents.......     37,362    33,818    86,083
Cash and cash equivalents, beginning of year....    168,609   205,971   239,789
                                                  ---------  --------  --------
Cash and cash equivalents, end of year..........  $ 205,971  $239,789  $325,872
                                                  =========  ========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                       PARAMETRIC TECHNOLOGY CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                Year ended September 30,
                                            ----------------------------------
                                               1998        1999        2000
                                            ----------  ----------  ----------
Common stock
Balance--beginning of year................  $    2,680  $    2,723  $    2,723
 Issued for employee stock purchase and
  option plans............................          43          --          38
                                            ----------  ----------  ----------
Balance--end of year......................       2,723       2,723       2,761
                                            ----------  ----------  ----------
Additional paid-in capital
Balance--beginning of year................   1,450,132   1,528,647   1,583,846
 Issued for employee stock purchase and
  option plans............................      57,218       7,812      40,148
 Tax benefit related to stock option
  plans...................................      21,297       2,500      17,519
 Issuance of treasury stock for
  acquisitions............................          --      44,887          --
                                            ----------  ----------  ----------
Balance--end of year......................   1,528,647   1,583,846   1,641,513
                                            ----------  ----------  ----------
Treasury stock
Balance--beginning of year................     (24,169)    (43,134)    (27,727)
 Repurchased..............................     (49,972)    (89,968)    (90,020)
 Issued for employee stock purchase and
  option plans............................      31,007      42,117      51,100
 Issuance of treasury stock for
  acquisitions............................          --      63,258          --
                                            ----------  ----------  ----------
Balance--end of year......................     (43,134)    (27,727)    (66,647)
                                            ----------  ----------  ----------
Accumulated deficit
Balance--beginning of year................  (1,215,393) (1,123,399) (1,022,357)
 Net income (loss)........................      86,697     119,293      (3,980)
 Treasury shares issued for employee stock
  purchase and option plans...............     (14,913)    (18,251)    (10,119)
 Change in year end of acquired company...      20,210          --          --
                                            ----------  ----------  ----------
Balance--end of year......................  (1,123,399) (1,022,357) (1,036,456)
                                            ----------  ----------  ----------
Accumulated other comprehensive loss
Balance--beginning of year................      (8,699)    (29,333)    (15,381)
 Foreign currency translation adjustment..      (3,232)      3,596       2,483
 Unrealized gain (loss) on investments....         327        (478)         80
 Minimum pension liability adjustment.....     (17,729)     10,834         189
                                            ----------  ----------  ----------
Balance--end of year......................     (29,333)    (15,381)    (12,629)
                                            ----------  ----------  ----------
Total stockholders' equity................  $  335,504  $  521,104  $  528,542
                                            ==========  ==========  ==========

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)

                                                Year ended September 30,
                                            ----------------------------------
                                               1998        1999        2000
                                            ----------  ----------  ----------
Comprehensive income:
Net income (loss).........................  $   86,697  $  119,293  $   (3,980)
                                            ----------  ----------  ----------
Other comprehensive income (loss), net of
 tax provision (benefit):
 Foreign currency translation adjustment,
  net of tax of ($1,740), $1,936 and
  $1,337..................................      (3,232)      3,596       2,483
 Unrealized gain (loss) on securities, net
  of tax of $176, ($257) and $43..........         327        (478)         80
 Minimum pension liability adjustment, net
  of tax of ($2,744), $1,301 and ($170)...     (17,729)     10,834         189
                                            ----------  ----------  ----------
Other comprehensive income (loss).........     (20,634)     13,952       2,752
                                            ----------  ----------  ----------
Comprehensive income (loss)...............  $   66,063  $  133,245  $   (1,228)
                                            ==========  ==========  ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                       PARAMETRIC TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Summary of Significant Accounting Policies

Business

Parametric Technology Corporation (PTC) develops, markets and supports collaborative product commerce (CPC) solutions that help manufacturing companies shape innovation and achieve sustainable competitive advantage in the Internet age. These B2B e-commerce solutions employ powerful Web-based collaboration and flexible engineering technologies to streamline product development and delivery processes. Our software solutions are complemented by the strength and experience of our Global Services Organization, which provides training, consulting, support, and e-commerce services to customers worldwide. With our CPC solutions, manufacturers can take advantage of the Internet to improve product quality, reduce costs and shorten time-to-market cycles. We operate in a single segment-computer software and related services.

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

As described in Note B, in January 1998, we merged with Computervision Corporation. The merger was accounted for as a pooling of interests. Accordingly, the accompanying consolidated financial statements and notes have been restated for all prior periods presented.

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

Cash, Cash Equivalents and Investments

Our cash is invested in debt instruments of financial institutions, government entities, corporations and mutual funds. We have established guidelines relative to credit ratings, diversification and maturities that maintain safety and liquidity. Our cash equivalents include highly liquid investments with maturity periods of three months or less when purchased. Our short-term investments include those investments with maturities in excess of three months but less than one year. Our marketable investments are those with maturities in excess of one year but less than two years. Our cash equivalents and short-term and marketable investments are classified as available for sale and reported at fair value with unrealized gains and losses included in the accumulated other

                       PARAMETRIC TECHNOLOGY CORPORATION
comprehensive loss component of stockholders' equity. We have not had any significant losses related to our investments.

Concentration of Credit Risk and Fair Value of Financial Instruments

The amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short maturities. Financial instruments that potentially subject us to concentration of credit risk consist primarily of investments, trade receivables and derivatives. Our cash, cash equivalents, investments and derivatives are held with financial institutions with high credit standings. Our customer base consists of large numbers of geographically diverse customers dispersed across many industries. As a result, concentration of credit risk with respect to trade receivables is not significant except for a receivable from our preferred distributor, which accounts for 13% and 12% of total receivables as of September 30, 1999 and 2000, respectively.

Trade Accounts Receivable Allowance for Doubtful Accounts

Our allowance for doubtful accounts was $7.7 million, $6.4 million and $6.3 million as of September 30, 1998, 1999 and 2000, respectively. Uncollectible trade accounts receivable written-off, net of recoveries was $5.5 million, $5.7 million and $7.7 million for 1998, 1999 and 2000, respectively.

Transfers of Financial Assets

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

Derivatives

Derivatives are financial instruments whose value is derived from one or more underlying financial instruments, such as foreign currency. We enter into derivative transactions, specifically foreign exchange forward contracts and foreign exchange option contracts, to manage our exposure to fluctuations in foreign exchange rates. The contracts are primarily in European currencies and Japanese yen and have maturities less than one year. Any derivative we enter into is designated at inception as a hedge of risks associated with specific assets, liabilities or future commitments and is monitored to determine if it remains an effective hedge. The effectiveness of the derivative as a hedge is based on changes in its market value being highly correlated with changes in market value of the underlying hedged items. We do not enter into or hold derivatives for trading or speculative purposes.

We use forward exchange contracts to hedge specific foreign currency denominated receivables. These contracts, which are one year or less in length, require us to exchange foreign currencies for U.S. dollars at maturity at rates agreed to at inception of the contracts. We enter into transactions denominated in foreign currencies and include the exchange gain or loss arising from such transactions in other expense. As of September 30, 1999 and 2000, we had approximately $190.0 million and $116.0 million, respectively, of forward contracts outstanding. Net unrealized and realized gains and losses associated with exchange rate fluctuations on forward contracts and the underlying foreign currency exposure being hedged were immaterial for all periods presented. Cash flows from forward contracts are classified with the related receivables.

From time to time, we purchase foreign exchange option contracts to limit potential losses from adverse exchange-rate movements on certain anticipated revenue transactions. Premiums to purchase option contracts

                       PARAMETRIC TECHNOLOGY CORPORATION
are capitalized in other assets and amortized to other expense over the life of the contract. Gains on option contracts, if any, are included in license and service revenue in the period in which the related local currency revenue is reported. There were no outstanding option contracts at September 30, 1999 or 2000.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets includes the values attributable to intangible assets acquired and are amortized using the straight-line method. Goodwill is amortized over five to seven years and other intangible assets, such as assembled workforces, customer lists and developed technology, are amortized over three to five years, and trademarks, which is also included in other intangible assets, are amortized over seven years.

Management regularly evaluates the net realizable value of long lived assets including property and equipment, computer software costs and goodwill and other intangible assets relying on a number of factors including operating results, business plans, budgets and economic projections.

Computer Software Costs

We incur costs to develop computer software to be licensed or otherwise marketed to customers. Development costs incurred in the research and development of new software products and enhancements to existing products are expensed in the period incurred, unless these costs qualify for capitalization. Capitalized computer software costs are amortized over the economic lives of the related products, typically three to five years, beginning at their initial shipment date. Net capitalized computer software costs are included in other assets and were immaterial at September 30, 1999 and 2000. Amortization charged to cost of license revenue was $521,000, $220,000 and $17,000 for fiscal 1998, 1999 and 2000, respectively.

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

                       PARAMETRIC TECHNOLOGY CORPORATION

Earnings Per Share (EPS)

Basic EPS is calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options using the "treasury stock" method. The following table, adjusted for stock dividends, presents the calculation for both basic and diluted EPS:

                                                    Year ended September 30,
                                                   ---------------------------
                                                     1998     1999     2000
                                                   -------- -------- ---------
                                                    (in thousands, except per
                                                             share)
Net income (loss)................................. $ 86,697 $119,293 $  (3,980)
                                                   ======== ======== =========
Weighted average shares outstanding...............  268,977  269,526   273,081
Dilutive effect of employee stock options.........    8,287    5,549        --
                                                   -------- -------- ---------
Diluted shares outstanding........................  277,264  275,075   273,081
                                                   ======== ======== =========
Basic earnings (loss) per share................... $   0.32 $   0.44 $   (0.01)
Diluted earnings (loss) per share................. $   0.31 $   0.43 $   (0.01)

Options to purchase shares of our common stock of 11.7 million shares for 1998,
18.2 million shares for 1999 and 13.3 million shares for 2000 were outstanding but were not included in the computations of diluted EPS because the price of the options was greater than the average market price of the common stock for the period reported. For 2000, the dilutive effect of an additional 8.5 million shares was excluded from the computation of diluted EPS, as the effect was anti-dilutive with the net loss.

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

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133 which amended SFAS No. 133 for a limited number of issues that have caused application difficulties. The statement is effective for all quarters of fiscal years beginning after June 15, 2000. We plan to implement SFAS No. 133 in our fiscal year 2001. The adoption of this statement will not have a significant effect on our consolidated financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements, which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective for the fourth

                       PARAMETRIC TECHNOLOGY CORPORATION
quarter of our fiscal 2001. We do not expect the implementation of SAB 101 to have a significant effect on our consolidated financial statements.

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 140 replaces SFAS No. 125 but it carries over most of SFAS No. 125's provisions. The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. We believe the adoption of this statement will not have a significant effect on our consolidated financial statements.

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

                                                              Three Months Ended
                                                               January 3, 1998
                                                              ------------------
                                                                (in thousands)
Revenue:
  Parametric Technology......................................      $223,007
  Computervision.............................................        35,861
                                                                   --------
Combined revenue.............................................      $258,868
                                                                   ========
Net income (loss):
  Parametric Technology......................................      $ 62,343
  Computervision.............................................       (20,210)
                                                                   --------
Combined net income..........................................      $ 42,133
                                                                   ========

ICEM

In June 1998, we acquired ICEM Technologies (ICEM), a division of Control Data Systems, Inc., for $40.6 million in cash. Headquartered in Frankfurt, Germany, ICEM provides advanced surfacing and reverse-

                       PARAMETRIC TECHNOLOGY CORPORATION
engineering software tools used by body and styling engineers in the automotive and aerospace industries. The acquisition was accounted for as a purchase. Accordingly, we allocated the purchase price to the assets acquired and liabilities assumed based on our estimates of fair value. The fair value assigned to intangible assets acquired consisted of purchased in-process research and development (R&D), developed technology, an assembled workforce and trade names. The amounts allocated to tangible and intangible assets acquired less the liabilities assumed exceeded the purchase price by approximately $7.0 million. This excess value over the purchase price was allocated to reduce proportionately the values assigned to long-term assets and purchased in-process R&D in determining their values. The values assigned included $2.1 million for net assets acquired, $28.9 million for purchased in-process R&D, $8.0 million for developed technology, $1.6 million for an assembled workforce and $1.0 million for trade names.

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

In the opinion of management, the purchased in-process R&D for the acquisitions of ICEM, InPart, Division and auxilium had not yet reached technological feasibility and had no alternative future use. Accordingly, we recorded nonrecurring charges of $28.9 million during the third quarter of 1998 related to ICEM, $10.6 million in the first quarter of 1999 related to InPart and $27.6 million in the second quarter of 1999 related to Division

                       PARAMETRIC TECHNOLOGY CORPORATION
and auxilium. The values assigned to purchased in-process R&D were determined by identifying research projects for which technological feasibility had not been established. The values of the purchased in-process R&D were determined by estimating the stage of completion, including consideration of the complexity of the work completed, the costs incurred and the projected cost to complete, the contribution of any core technology and other acquired assets and the projected product introduction dates, estimating the resulting net cash flows from the products developed and discounting the net cash flows back to their present value. The discount rates used included a factor that took into account the uncertainty surrounding the successful development of the purchased in-process technology for each acquisition. If these projects are not successfully developed, future revenue and profitability may be adversely affected, and the value of intangible assets acquired, which aggregated $160.6 million at the time of acquisition, may become impaired.

Nonrecurring Charges

Sales Force Reorganizations

During the first quarter of 1999, we reorganized our sales force and, in connection with this action, incurred a restructuring charge of $3.2 million for the severance and termination benefits of approximately 170 people who were terminated during the first quarter of 1999 in accordance with management's plan. During the second quarter of 1999, we incurred a restructuring charge of $5.8 million primarily for the severance and termination benefits of approximately 150 people in connection with the integration of our sales and related support groups. All amounts related to terminated employees were paid in 1999.

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

Reorganization into Business Units

During the third quarter of 2000, we recorded a $21.5 million nonrecurring charge primarily associated with our reorganization into business units and with the development and execution of management's plans to reduce our cost structure and improve profitability. The nonrecurring charge is comprised of $11.9 million for severance and termination benefits of approximately 280 people who were notified or terminated during the third quarter of 2000 and $9.6 million for facility consolidations. Of the $21.5 million nonrecurring charge, $12.2 million was paid through September 30, 2000. We expect to pay $6.0 million over the next twelve months.

                       PARAMETRIC TECHNOLOGY CORPORATION

The following table summarizes all of our acquisition and nonrecurring charges activity:

                                                        September 30,
                                                 -----------------------------
                                                   1998       1999      2000
                                                 ---------  --------  --------
                                                        (in thousands)
Beginning balance............................... $  70,983  $ 69,601  $ 45,860
                                                 ---------  --------  --------
Charges to operations:
  Employee severance and termination............    18,110     8,242    11,908
  Purchased in-process R&D......................    28,941    38,244        --
  Asset write-offs..............................    12,737     4,693       920
  Facility closures and related costs...........     7,158     1,912     8,706
  Additional costs to meet existing contract
   obligations..................................    17,400        --        --
  Transaction costs.............................     8,154        --        --
  Lease terminations and other..................    13,266       256        --
                                                 ---------  --------  --------
Total charges to operations.....................   105,766    53,347    21,534
                                                 ---------  --------  --------
Costs incurred:
  Employee severance and termination benefits...   (22,753)  (11,422)   (9,934)
  Purchased in-process R&D......................   (28,941)  (38,244)       --
  Asset write-offs..............................   (12,737)   (4,693)     (920)
  Facility closures and related costs...........   (17,573)  (17,475)  (17,966)
  Additional costs to meet existing contract
   obligations..................................    (8,026)   (4,100)   (3,061)
  Transaction costs.............................    (7,977)       --        --
  Lease terminations and other..................    (9,141)   (1,154)     (927)
                                                 ---------  --------  --------
Total costs incurred............................  (107,148)  (77,088)  (32,808)
                                                 ---------  --------  --------
Ending balance.................................. $  69,601  $ 45,860  $ 34,586
                                                 =========  ========  ========
Cash expenditures:
  Employee severance and termination benefits... $  22,753  $ 11,422  $  8,354
  Facility closures and related costs...........    17,573    17,475    17,966
  Additional costs to meet existing contract
   obligations..................................     8,026     4,100     3,061
  Transaction costs.............................     7,977        --        --
  Lease terminations and other..................     6,002     1,154       927
                                                 ---------  --------  --------
Total cash expenditures......................... $  62,331  $ 34,151  $ 30,308
                                                 =========  ========  ========
Number of employee severances...................       450       320       280
                                                 =========  ========  ========

As of September 30, 2000, of the $34.6 million remaining in accrued acquisition and nonrecurring charges, $18.1 million was included in current liabilities and $16.5 million in other liabilities.

                       PARAMETRIC TECHNOLOGY CORPORATION

C. Investments

The fair values of our investments have been determined through information obtained from market sources and management estimates. We use a specific identification cost method to determine the gross realized gains and losses on the sale of our securities. Realized gains and losses on the sale of investments were immaterial for 1998, 1999 and 2000.

                                                  September 30, 1999
                                       -----------------------------------------
                                                   Gross      Gross    Estimated
                                       Amortized Unrealized Unrealized   Fair
                                         Cost      Gains      Losses     Value
                                       --------- ---------- ---------- ---------
                                                    (in thousands)
Municipal debt securities............. $ 74,061     $76       $(225)   $ 73,912
Mutual funds..........................   14,909      --          --      14,909
Commercial paper......................   29,034      --         (18)     29,016
Government agencies...................   39,256       3         (21)     39,238
                                       --------     ---       -----    --------
Total investments..................... $157,260     $79       $(264)   $157,075
                                       ========     ===       =====    ========
Amounts included in:
  Cash and cash equivalents........... $ 42,969     $--       $  --    $ 42,969
  Short-term investments..............  101,355      77        (215)    101,217
  Marketable investments..............   12,936       2         (49)     12,889
                                       --------     ---       -----    --------
Total investments..................... $157,260     $79       $(264)   $157,075
                                       ========     ===       =====    ========
                                                  September 30, 2000
                                       -----------------------------------------
                                                   Gross      Gross    Estimated
                                       Amortized Unrealized Unrealized   Fair
                                         Cost      Gains      Losses     Value
                                       --------- ---------- ---------- ---------
                                                    (in thousands)
Municipal debt securities............. $ 57,778     $25       $ (54)   $ 57,749
Mutual funds..........................   68,219      --          --      68,219
Government agencies...................   18,767      11         (44)     18,734
                                       --------     ---       -----    --------
Total investments..................... $144,764     $36       $ (98)   $144,702
                                       ========     ===       =====    ========
Amounts included in:
  Cash and cash equivalents........... $ 95,433     $--       $  --    $ 95,433
  Short-term investments..............   23,000      23         (54)     22,969
  Marketable investments..............   26,331      13         (44)     26,300
                                       --------     ---       -----    --------
Total investments..................... $144,764     $36       $ (98)   $144,702
                                       ========     ===       =====    ========

D. Property and Equipment

Our property and equipment consisted of the following:

                                                               September 30,
                                                             ------------------
                                                               1999      2000
                                                             --------  --------
                                                              (in thousands)
Computer hardware and software.............................. $104,817  $128,686
Furniture and fixtures......................................   15,605    15,885
Leasehold improvements......................................   14,651    16,671
                                                             --------  --------
Gross property and equipment................................  135,073   161,242
Accumulated depreciation and amortization...................  (70,897)  (94,363)
                                                             --------  --------
Net property and equipment.................................. $ 64,176  $ 66,879
                                                             ========  ========

                       PARAMETRIC TECHNOLOGY CORPORATION

Depreciation expense was $26.4 million in 1998, $33.3 million in 1999 and $35.9 million in 2000. There were no capital leases as of September 30, 1999 or 2000.

E. Income Taxes

Our income (loss) before taxes consisted of the following:

                                                        September 30,
                                               ----------------------------
                                                 1998      1999      2000
                                               --------  --------  --------
                                                      (in thousands)
    Domestic.................................  $191,518  $211,580  $(22,801)
    Foreign..................................    12,489   (30,338)   17,734
                                               --------  --------  --------
    Total....................................  $204,007  $181,242  $ (5,067)
                                               ========  ========  ========

Our provision (benefit) for income taxes consisted of the following:

                                                      September 30,
                                               ----------------------------
                                                 1998      1999      2000
                                               --------  --------  --------
                                                      (in thousands)
    Current:
      Federal................................  $ 70,787  $ 59,191  $ (9,046)
      State..................................    10,756     9,250    (3,858)
      Foreign................................    11,224    10,422    16,655
                                               --------  --------  --------
                                                 92,767    78,863     3,751
                                               --------  --------  --------
    Deferred:
      Federal................................     4,806   (17,553)   (8,028)
      State..................................       720    (2,250)    4,301
      Foreign................................        --     2,889    (1,111)
                                               --------  --------  --------
                                                  5,526   (16,914)   (4,838)
                                               --------  --------  --------
    Total provision (benefit) for income
      taxes..................................  $ 98,293  $ 61,949  $ (1,087)
                                               ========  ========  ========

The reconciliation between the statutory federal income tax rate and our effective income tax rate is shown below:
                                                      September 30,
                                               ----------------------------
                                                 1998      1999      2000
                                               --------  --------  --------
    Statutory federal income taxes...........        35%       35%      (35)%
    State income taxes, net of federal
     tax benefit.............................         4         3         6
    Tax exempt interest income...............        (2)       (2)      (36)
    Benefit of foreign sales corporations....        (4)       (1)       (1)
    Valuation allowance......................        --        (9)      (93)
    Acquisition-related charges..............        11         7       157
    Other, net...............................         4         1       (19)
                                               --------  --------  --------
    Effective income tax rate................        48%       34%      (21)%
                                               ========  ========  ========

We paid $71.3 million in 1998, $57.7 million in 1999 and $52.0 million in 2000 for income taxes.

                       PARAMETRIC TECHNOLOGY CORPORATION

The significant temporary differences that create deferred tax assets and liabilities are shown below:

                                                               September 30,
                                                             ------------------
                                                               1999      2000
                                                             --------  --------
                                                              (in thousands)
Deferred tax assets:
  Reserves not currently deductible......................... $  2,407  $  5,921
  Restructuring reserves not currently deductible...........    9,503    14,673
  Net operating loss carryforwards..........................   91,569    84,980
  Amortization of intangible assets.........................   15,679    10,435
  Depreciation..............................................    1,824     2,274
  Other.....................................................    7,044     1,747
                                                             --------  --------
Gross deferred tax assets...................................  128,026   120,030
Valuation allowance.........................................  (63,828)  (59,137)
                                                             --------  --------
Total deferred tax assets................................... $ 64,198  $ 60,893
                                                             --------  --------
Deferred tax liabilities:
  Investment in foreign subsidiaries........................  (28,512)  (25,308)
  Deferred revenue..........................................   (2,585)   (2,313)
  Other.....................................................   (2,289)   (7,298)
                                                             --------  --------
Total deferred tax liabilities..............................  (33,386)  (34,919)
                                                             --------  --------
Net deferred tax assets..................................... $ 30,812  $ 25,974
                                                             ========  ========

For U.S. tax return purposes, net operating losses (NOLs) and tax credit carryforwards are generally available to be carried forward to future years. However, the Internal Revenue Code limits a corporation's use of NOLs and tax credits after a change of more than 50% of the ownership of the corporation. Our merger with Computervision in January 1998 changed their ownership more than 50%. This change limits our usage of the Computervision NOLs to $14.0 million per year and $196.0 million cumulatively through 2011, plus any built-in gains which existed at the time of the ownership change. There are other limitations imposed on the utilization of such NOLs that could further restrict the recognition of such tax benefits. We have foreign NOLs that are also subject to various limitations. Due to these limitations, we recorded a valuation allowance for the tax benefit of a majority of NOLs since realization of these future benefits was not sufficiently assured. During 1999 and 2000, we reduced our valuation allowance $22.1 million and $4.7 million, respectively, primarily due to anticipated future benefits from the utilization of certain NOLs in 1999 and 2000.

F. Debt

In connection with the Computervision merger, we acquired debt obligations, which were paid in full during the second quarter of fiscal 1998. The total cash outlay for settlement of these obligations plus accrued interest and related fees was $275.7 million. We incurred an extraordinary after-tax loss of $19.0 million related to the write-off of deferred financing costs and other prepayment costs associated with the payment of these debt obligations. We paid interest of $10.7 million in 1998 related to these debt obligations.

                       PARAMETRIC TECHNOLOGY CORPORATION

G. Commitments and Contingencies

Leasing Arrangements

We lease office facilities and certain equipment under operating leases expiring at various dates through 2014. In addition to rent, certain leases require us to pay directly for taxes, insurance, maintenance and other operating expenses. Lease expense, net of sublease income, was $45.0 million in 1998, $54.6 million in 1999 and $54.1 million in 2000. At September 30, 2000, our future minimum lease payments under noncancellable operating leases with remaining terms of one or more years are as follows:

                                                                  September 30,
                                                                       2000
                                                                  --------------
                                                                  (in thousands)
   2001..........................................................    $ 54,105
   2002..........................................................      43,077
   2003..........................................................      31,732
   2004..........................................................      24,211
   2005..........................................................      22,421
   Thereafter....................................................     122,882
                                                                     --------
   Total minimum lease payments..................................    $298,428
                                                                     ========

As a result of Computervision's cost saving initiatives in prior years, our merger with Computervision and our cost saving initiatives in 1999 and 2000, certain leased facilities were considered excess. As of September 30, 2000 we had $24.9 million reserved for facility obligations in excess of sublease income.

In December 1999, we sold land and certain improvements under construction for $30.8 million and entered into an operating lease covering approximately 381,000 square feet of office space in Needham, MA that will allow us to consolidate and replace our Waltham, MA operations. Our corporate offices currently occupy 210,000 square feet in the new Needham facility and we expect to occupy the remaining 171,000 square feet in the second quarter of fiscal 2001, subject to completion. Occupancy and rent began in December 2000 and the lease expires in December 2012, subject to certain renewal rights. In the first half of 2001 we expect to make approximately $25.0 million of capital expenditures primarily for tenant improvements and furniture and fixtures related to the new facility. As of September 30, 2000, we have letters of credit outstanding of approximately $25.5 million primarily related to the lease of the new facility.

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

                       PARAMETRIC TECHNOLOGY CORPORATION

H. Stockholders' Equity

Preferred Stock

We may issue up to 5.0 million shares of our preferred stock in one or more series. Our Board of Directors is authorized to fix the rights and terms for any series of preferred stock without additional shareholder approval. As of September 30, 1999 and 2000, there were no outstanding shares of preferred stock.

In November 2000, our Board of Directors authorized and designated 500,000 shares of preferred stock as Series A Junior Participating Preferred Stock for issuance pursuant to our Shareholder Rights Plan (discussed below in Note I).

Common Stock

Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Shares of common stock outstanding are shown below:

                                                           September 30,
                                                      -------------------------
                                                       1998     1999     2000
                                                      -------  -------  -------
                                                          (in thousands)
Beginning balance.................................... 266,919  268,142  270,164
Common stock issued..................................   4,310       --    3,776
Treasury shares repurchased..........................  (4,734)  (6,270)  (7,727)
Treasury shares issued...............................   1,647    8,292    3,384
                                                      -------  -------  -------
Ending balance....................................... 268,142  270,164  269,597
                                                      =======  =======  =======

On February 12, 1998, our Board of Directors declared a one-for-one stock dividend on our common stock to all stockholders of record on February 27, 1998. Our consolidated financial statements and notes have been retroactively adjusted to reflect this stock dividend.

In September 1998, our Board of Directors authorized a plan that allows us to repurchase up to 20.0 million shares. Through September 30, 2000, we repurchased 18.7 million shares at a cost of $230.0 million. Our treasury stock is held on a first in, first out cost basis. The repurchased shares are used to issue shares for stock option exercises, employee stock purchase plans and potential acquisitions. In July 2000, our Board of Directors authorized an additional 20.0 million shares to be repurchased.

I. Shareholder Rights Plan

In November 2000, our Board of Directors adopted a Shareholder Rights Plan and declared a dividend distribution of one share purchase right (a "Right") for each outstanding share of our common stock to stockholders of record at the close of business on January 5, 2001. Each share of common stock newly issued after the date also will carry with it one Right. Each Right will entitle the record holder to purchase from us one one-thousandth of a share of our Series A Junior Participating Preferred Stock at an exercise price of $60.00 per unit subject to adjustment. The Rights become exercisable ten (10) days after the earlier of our announcement that a person has acquired 15% or more of our outstanding common stock or an announcement of a tender offer which would result in a person or group acquiring 15% or more of our common stock; in either case, the Board of Directors can extend the 10 day period. If we have not redeemed or exchanged the Rights and a person becomes the beneficial owner of 15% or more of our common stock (a "Triggering Event"), each holder of a Right will have the right to purchase shares of our common stock having a value equal to two times the exercise price of the Right. If, at any time following the Triggering Event, we are acquired in a merger or other business combination transaction in which we are not the surviving corporation or more than 50% of its assets or earning power is sold to a person or group, each holder of a Right shall have the

                       PARAMETRIC TECHNOLOGY CORPORATION
right to purchase shares of common stock of the acquiring person, group or company having a value equal to two times the exercise price of the Right. The Rights expire on January 5, 2011, and may be redeemed by us for $.001 per Right.

J. Stock Plans

Employee Stock Purchase Plans

We offer an employee stock purchase plan for all eligible employees. Under the plan offered through September 1999, up to 4.0 million shares of our common stock could be purchased at 85% of the lower of the fair market value of the stock on the first or the last day of each six-month offering period. Each employee could have elected to have up to 10% of his or her base pay withheld and applied toward the purchase of shares in such offering, up to a maximum of ten thousand dollars withheld in any year. On September 16, 1999, our Board of Directors approved a new employee stock purchase plan that terminates on September 30, 2009 (the "2000 Plan"). The 2000 Plan qualifies as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code and its terms are similar to the prior plan, except that employee purchases in any year are limited to the lesser of $25,000 worth of stock, determined by the fair market value of the common stock at the time the offering begins, or 15% of his or her base pay. We have reserved 2.0 million shares of common stock for issuance under the 2000 Plan. During fiscal 1998, 1999 and 2000, employees purchased 677,000, 1.0 million and 757,000 shares at average prices of $11.36, $9.20 and $11.67, respectively. On November 17, 2000 the Board of Directors approved, subject to shareholder approval, an increase in the number of shares issuable under the 2000 Plan from 2.0 million shares to 10.0 million shares.

Stock Option Plans

We have stock option plans for employees, directors, officers and consultants that provide for issuance of nonqualified and incentive stock options. The option exercise price is typically the fair market value at the date of grant. These options generally vest over four years and expire ten years from the date of grant. As of September 30, 2000, 18.2 million shares were available for grant and 78.1 million shares were reserved for future issuance under stock option plans.

In conjunction with the Computervision merger on January 12, 1998, we reserved
1.6 million shares of our common stock for outstanding Computervision options assumed. These assumed options were granted at prices equal to the fair market value at the date of grant, become exercisable generally in annual installments over four to five years and expire ten years from the date of grant.

                       PARAMETRIC TECHNOLOGY CORPORATION

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

                                              September 30,
                            ----------------------------------------------------
                                  1998             1999              2000
                            ----------------- ---------------- -----------------
                                     Weighted         Weighted          Weighted
                                     Average          Average           Average
                                     Exercise         Exercise          Exercise
                            Shares    Price   Shares   Price   Shares    Price
                            -------  -------- ------  -------- -------  --------
                                          (shares in thousands)
Outstanding:
  Beginning balance........  38,234   $18.67  48,888   $15.03   55,435   $14.52
  Granted and assumed......  40,190    17.91  17,169    13.28   21,413    13.41
  Cancelled................ (24,254)   25.85  (8,564)   16.75  (10,429)   15.08
  Exercised................  (5,282)   12.01  (2,058)    7.03   (5,800)   12.22
                            -------   ------  ------   ------  -------   ------
  Ending Balance...........  48,888   $15.03  55,435   $14.52   60,619   $14.30
                            =======   ======  ======   ======  =======   ======
Exercisable................  11,418   $14.53  19,687   $14.50   23,110   $15.30

Certain employees have disposed of stock acquired through the employee stock purchase plan and the exercise of incentive stock options earlier than the mandatory holding period required for certain tax treatment. These dispositions, together with the tax benefits realized from the exercise of nonqualified stock options, create tax benefits that have been recorded as increases to additional paid-in capital.

For various price ranges, information for options outstanding and exercisable at September 30, 2000 was as follows:

                                                                   Exercisable
                        Outstanding Options                          Options
                 -------------------------------------------    ------------------------
                                Weighted         Weighted                    Weighted
                                Average          Average                     Average
                               Remaining         Exercise                    Exercise
                 Shares       Life (years)        Price         Shares        Price
                 ------       ------------       --------       ------       --------
                                  (shares in thousands)
$ 0.09- 9.34     13,128           8.60            $ 8.55         2,085        $ 6.75
  9.35-13.19     11,343           7.88             11.16         4,656         10.68
 13.20-13.63     11,709           7.85             13.62         5,324         13.62
 13.64-15.69     10,660           7.93             15.24         4,106         15.13
 15.70-24.00     11,660           7.41             21.14         5,944         21.26
 24.01-72.55      2,119           7.38             28.14           995         29.04
                 ------           ----            ------        ------        ------
$ 0.09-72.55     60,619           7.93            $14.30        23,110        $15.30
                 ======           ====            ======        ======        ======

                       PARAMETRIC TECHNOLOGY CORPORATION

Valuation of Stock Plans

We have not recognized compensation expense in connection with stock option grants to employees, directors and officers under our plans. We have recognized compensation expense of $0 in 1998, $927,000 in 1999 and $652,000 in 2000 in connection with stock option grants to consultants as prescribed by APB No. 25 and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25. However, had compensation expense for stock option and employee stock purchase plans been determined based on fair value at the grant dates as prescribed by SFAS No. 123, pro forma net income (loss) and earnings (loss) per share would have been:

                                                            September 30,
                                                      -------------------------
                                                       1998   1999      2000
                                                      ------ ------- ----------
                                                        (in thousands, except
                                                         per share amounts)
Pro forma net income (loss).......................... $9,824 $32,848 $ (89,566)
Pro forma earnings (loss) per share:
  Basic.............................................. $ 0.04 $  0.12 $   (0.33)
  Diluted............................................ $ 0.04 $  0.12 $   (0.33)

The pro forma disclosures above include the amortization of the fair value of all options vested between 1996 and 2000, regardless of the grant date. If only options granted after 1996 were valued, as prescribed by SFAS No. 123, pro forma net income (loss) and pro forma diluted EPS would have been $22.4 million and $0.09 for 1998, $39.4 million and $0.14 for 1999 and $(89.6) million and $(0.33) for 2000. The effects on pro forma disclosures of applying SFAS No. 123 are not necessarily representative of the effects on pro forma disclosures of future years.

The fair value of options granted has been estimated at the date of grant using the Black-Scholes option-pricing model assuming the following weighted-average assumptions:

                                                               September 30,
                                                               ----------------
                                                               1998  1999  2000
                                                               ----  ----  ----
Expected life (years).........................................  6.0   6.0   6.0
Risk-free interest rates......................................  5.6%  5.0%  6.2%
Volatility....................................................   50%   50%   50%
Dividend yield................................................   --    --    --

The weighted average fair value of employee stock options granted was $9.95 in 1998, $7.96 in 1999 and $7.46 in 2000. The expected life used for stock purchase plans was six months. The weighted average fair value of shares granted under the stock purchase plan was $7.77 in 1998, $3.80 in 1999 and $4.10 in 2000.

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

                       PARAMETRIC TECHNOLOGY CORPORATION

K. Employee Benefit Plans

We offer a savings plan (PTC plan) to eligible employees. The plan is intended to qualify under Section 401(k) of the Internal Revenue Code. Participating employees may defer up to 15% of their pre-tax compensation, as defined, but not more than statutory limits. We contribute 50% of the amount contributed by the employee, up to a maximum of 10% of the employee's earnings. Our matching contributions vest at a rate of 25% per year of service. We made matching contributions of $3.2 million, $4.7 million and $5.1 million in 1998, 1999 and 2000, respectively.

L. Pension Plans

We maintain a defined benefit pension plan covering certain employees of Computervision. Benefits are based upon length of service and average compensation and generally vest after five years of service. Accrued pension costs have been included in other liabilities.

U.S. Pension Plan

Effective April 1, 1990, the benefits under the U.S. pension plan were frozen indefinitely. We contribute all amounts deemed necessary on an actuarial basis to satisfy Internal Revenue Service funding requirements. Based upon the actuarial valuations, we contributed $3.8 million in 1998, $13.7 million in 1999 and $0 in 2000. Due to the changes in actuarial assumptions and underperformance of plan investments, as shown below, we were required to record a minimum pension liability adjustment of $7.8 million in 1998. This minimum pension liability did not change significantly in 2000 and was reduced by $3.7 million in 1999 due to contributions and fund performance. Plan assets consist primarily of indexed funds.

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

The following table presents the actuarial assumptions used in accounting for the pension plans:

                                U.S. Plan                    Foreign Plans
                         -------------------------  ----------------------------------
                          1998     1999     2000       1998        1999        2000
                         -------  -------  -------  ----------  ----------  ----------
Discount rate...........     6.3%     7.5%     7.5% 5.8 to 6.3% 6.3 to 6.5% 6.3 to 6.5%
Rate of increase in
 future compensation....      --       --       --  3.0 to 5.0% 3.5 to 5.0% 3.5 to 5.0%
Rate of return on plan
 assets.................     7.5%     7.5%     7.5% 6.8 to 8.5% 6.3 to 7.0% 5.3 to 7.0%

The actuarially computed components of net periodic pension cost are show below:

                                U.S. Plan                    Foreign Plans
                         -------------------------  ----------------------------------
                          1998     1999     2000       1998        1999        2000
                         -------  -------  -------  ----------  ----------  ----------
                                              (in thousands)
Service costs of
 benefits earned during
 the period............. $    --  $    --  $    --  $      853  $        6  $       --
Interest cost of
 projected benefit
 obligation.............   2,262    3,224    3,663       2,189       2,853       2,542
Expected return on plan
 assets.................  (1,721)  (2,568)  (3,389)     (2,344)     (2,698)     (2,192)
Amortization of prior
 service cost...........      --       --       --          13          17          17
Recognized actuarial
 loss...................     529    1,191      950         (35)        381         165
                         -------  -------  -------  ----------  ----------  ----------
Net periodic pension
 cost................... $ 1,070  $ 1,847  $ 1,224  $      676         559  $      532
                         =======  =======  =======  ==========  ==========  ==========

                       PARAMETRIC TECHNOLOGY CORPORATION

The following tables display the change in benefit obligation, plan assets and funded status:

                                               U.S. Plan       Foreign Plans
                                            ----------------  ----------------
                                             1999     2000     1999     2000
                                            -------  -------  -------  -------
                                                    (in thousands)
Beginning benefit obligation............... $50,622  $49,043  $50,051  $42,480
Service cost...............................      --       --        6       --
Interest cost..............................   3,224    3,663    2,853    2,542
Actuarial loss (gain)......................  (3,006)     358   (5,001)  (1,681)
Foreign exchange impact....................      --       --   (2,254)  (4,552)
Benefits paid..............................  (1,797)  (1,348)  (3,175)  (8,004)
                                            -------  -------  -------  -------
Ending benefit obligation.................. $49,043  $51,716  $42,480  $30,785
                                            =======  =======  =======  =======
Beginning plan assets at fair value........ $31,742  $45,751  $34,770  $36,607
Actual return on plan assets...............   2,087    2,283    5,989      320
Employer contributions.....................  13,719       --        5        5
Foreign exchange impact....................      --       --   (1,107)  (3,573)
Benefits paid..............................  (1,797)  (1,348)  (3,050)  (7,881)
                                            -------  -------  -------  -------
Ending plan assets at fair value...........  45,751   46,686   36,607   25,478
Benefit obligation at end of year..........  49,043   51,716   42,480   30,785
                                            -------  -------  -------  -------
Funded status..............................  (3,292)  (5,030)  (5,873)  (5,307)
Unrecognized actuarial loss (gain).........  17,880   18,394    2,048    1,952
Unrecognized prior service cost............      --       --      324      272
                                            -------  -------  -------  -------
Net prepaid (accrued) benefit cost......... $14,588  $13,364  $(3,501) $(3,083)
                                            =======  =======  =======  =======

The following table shows the amounts recognized in the balance sheet:

                                               U.S. Plan       Foreign Plans
                                            ----------------  ----------------
                                             1999     2000     1999     2000
                                            -------  -------  -------  -------
                                                    (in thousands)
Accrued benefit liability.................. $(3,292) $(5,030) $(8,039) $(7,036)
Intangible asset...........................      --       --      324      272
Accumulated other comprehensive income.....  17,880   18,394    4,214    3,681
                                            -------  -------  -------  -------
Net amount recognized...................... $14,588  $13,364  $(3,501) $(3,083)
                                            =======  =======  =======  =======

M. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is our executive officers.

We operate within a single industry segment--computer software and related services. We have two major product categories within that one segment: (1) our MCAD solutions including our flagship Pro/ENGINEER(R) design software, which provides flexible engineering solutions to our customers and (2) our Web-based Windchill(R) software which provides collaborative information management solutions to our customers using Internet technologies. These CPC solutions permit customers to collaboratively develop, build and manage products throughout their entire lifecycle. Our products are sold worldwide by our sales force and distributors.

                       PARAMETRIC TECHNOLOGY CORPORATION

While we are predominately a computer software company, our business is organized geographically. Data for the geographic regions in which we operate is presented below:

                                                         September 30,
                                                -------------------------------
                                                   1998       1999      2000
                                                ---------- ---------- ---------
                                                        (in thousands)
Revenue:
  MCAD solutions............................... $1,004,556 $  976,257 $ 753,685
  Windchill solutions..........................     13,414     81,344   174,729
                                                ---------- ---------- ---------
    Total revenue.............................. $1,017,970 $1,057,601 $ 928,414
                                                ========== ========== =========
Revenue:
  North America................................ $  449,931 $  464,445 $ 378,564
  Europe.......................................    408,057    389,969   341,859
  Asia/Pacific.................................    159,982    203,187   207,991
                                                ---------- ---------- ---------
    Total revenue.............................. $1,017,970 $1,057,601 $ 928,414
                                                ========== ========== =========
Long-lived assets:
  North America................................ $   47,910 $  165,212 $ 155,236
  Europe.......................................     26,878     66,826    51,955
  Asia/Pacific.................................     18,979     23,503    22,527
                                                ---------- ---------- ---------
    Total long-lived assets.................... $   93,767 $  255,541 $ 229,718
                                                ========== ========== =========

We license products to customers worldwide. Our sales and marketing operations outside the United States are conducted principally through our foreign sales subsidiaries throughout Europe and the Asia/Pacific region. Intercompany sales and transfers between geographic areas are accounted for at prices that are designed to be representative of unaffiliated party transactions. Total exports were $115.2 million, $166.2 million and $81.5 million in 1998, 1999 and 2000, respectively.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Parametric Technology
Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Parametric Technology Corporation and its subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          /s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
October 16, 2000, except for Note I,
as to which the date is November 17, 2000

                FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA(1)

                                            September 30,
                         ----------------------------------------------------
                            1996       1997       1998       1999      2000
                         ---------- ---------- ---------- ---------- --------
                                (in thousands, except per share data)
Revenue................. $1,077,321 $1,062,018 $1,017,970 $1,057,601 $928,414
Operating income
 (loss).................    259,729    229,335    208,020    178,792   (8,227)
Net income (loss).......    159,567     87,660     86,697    119,293   (3,980)
Earnings (loss) per
 share:(2)
 Basic..................       0.60       0.33       0.32       0.44    (0.01)
 Diluted................       0.57       0.32       0.31       0.43    (0.01)
Total assets............    889,241    919,129    801,060  1,016,620  924,883
Working capital.........    356,109    311,299    174,239    247,921  266,081
Long term liabilities,
 less current portion...    323,102    263,949     46,014     38,333   33,989
Stockholders' equity....    195,648    204,551    335,504    521,104  528,542
Pro forma:(3)
 Revenue................ $  902,937 $  979,794 $1,017,970 $1,057,601 $928,414
 Operating income.......    298,567    288,823    316,501    255,027   51,739
 Net income.............    184,106    146,196    199,359    184,356   38,907
 Earnings per share:(2)
   Basic................       0.70       0.55       0.74       0.68     0.14
   Diluted..............       0.66       0.53       0.72       0.67     0.14

                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                   January 2, April 3,  July 3,   September 30,
                                      1999      1999      1999        1999
                                   ---------- --------  --------  -------------
                                     (in thousands, except per share data)
Revenue...........................  $250,117  $263,248  $264,140    $280,096
Operating income..................    46,097    20,840    49,747      62,108
Net income........................    29,991    10,549    35,419      43,334
Earnings per share:(2)
 Basic............................      0.11      0.04      0.13        0.16
 Diluted..........................      0.11      0.04      0.13        0.16
Pro forma:(3)
 Operating income.................  $ 62,414  $ 63,964  $ 58,244    $ 70,405
 Net income.......................    44,850    45,904    42,917      50,685
 Earnings per share:(2)
   Basic..........................      0.17      0.17      0.16        0.19
   Diluted........................      0.16      0.17      0.16        0.18
Common stock prices:(4)
 High.............................  $  18.13  $  21.00  $  19.38    $  16.19
 Low..............................      8.94     12.50     11.94       13.00
                                   January 1, April 1,  July 1,   September 30,
                                      2000      2000      2000        2000
                                   ---------- --------  --------  -------------
                                     (in thousands, except per share data)
Revenue...........................  $239,037  $227,105  $227,254    $235,018
Operating income (loss)...........    13,976    (8,401)  (22,112)      8,310
Net income (loss).................    10,381    (5,846)  (15,427)      6,912
Earnings (loss) per share:(2)
 Basic............................      0.04     (0.02)    (0.06)       0.03
 Diluted..........................      0.04     (0.02)    (0.06)       0.03
Pro forma:(3)
 Operating income.................  $ 23,404  $  1,376  $  9,076    $ 17,883
 Net income.......................    17,554       518     7,125      13,709
 Earnings per share:(2)
   Basic..........................      0.06      0.00      0.03        0.05
   Diluted........................      0.06      0.00      0.03        0.05
Common stock prices:(4)
 High.............................  $  32.88  $  31.94  $  11.63    $  13.81
 Low .............................     13.94     19.06      8.00        9.94

--------
(1) All financial information has been retroactively restated to reflect the merger with Computervision in 1998 (Note B).
(2) Per share data has been retroactively adjusted to reflect the one-for-one stock dividends in 1996 and 1998 (Note H).
(3) The pro forma results exclude (i) the amortization of goodwill and intangible assets; (ii) acquisition and related costs of $35.6 million in 1996, $105.8 million in 1998, $10.6 million in the first quarter of 1999 and $27.6 million in the second quarter of 1999 (Note B); (iii) nonrecurring charges of $11.0 million in 1996, $45.0 million in 1997, $3.2 million in the first quarter of 1999, $11.9 million in the second quarter of 1999 and $21.5 million in the third quarter of 2000 (Note B);
    (iv) an extraordinary loss of $19.0 million in 1998 (Note F); and (v) the results of Computervision's other services business unit for 1996 and through the date it was sold in 1997.
(4) Our common stock is traded on the Nasdaq National Market under the symbol "PMTC". The common stock prices are based on the Nasdaq Stock Market daily closing stock price.