Form 10-Q
period 2000-12-30
PARAMETRIC TECHNOLOGY CORP
filed 2001-02-13
CIK 857005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: December 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES    ☒ NO    ☐

There were 265,797,156 shares of our common stock outstanding on December 30, 2000.

PARAMETRIC TECHNOLOGY CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended December 30, 2000

PART I—FINANCIAL INFORMATION

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2000	December 30, 2000
ASSETS
Current assets:
Cash and cash equivalents	$ 325,872	$ 236,226
Short-term investments	22,969	28,566
Accounts receivable, net of allowance for doubtful accounts of $6,270 and $5,726	183,804	187,546
Other current assets	95,788	98,037

Total current assets	628,433	550,375

Marketable investments	26,300	27,066
Property and equipment, net	66,879	77,579
Goodwill, net	88,034	82,004
Other intangible assets, net	43,645	40,428
Other assets	71,592	73,184

Total assets	$ 924,883	$ 850,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 30,944	$ 26,187
Accrued expenses	46,200	43,919
Accrued compensation	52,112	45,432
Deferred revenue	231,495	206,576
Income taxes	1,601	3,298

Total current liabilities	362,352	325,412

Other liabilities	33,989	30,643

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 276,053 shares issued	2,761	2,761
Additional paid-in capital	1,641,513	1,641,741
Treasury stock, at cost, 6,456 and 10,259 shares, respectively	(66,647)	(111,950)
Accumulated deficit	(1,036,456)	(1,024,165)
Accumulated other comprehensive loss	(12,629)	(13,806)

Total stockholders’ equity	528,542	494,581

Total liabilities and stockholders’ equity	$ 924,883	$ 850,636

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three months ended
	January 1, 2000	December 30, 2000
Revenue:
License	$ 104,874	$ 101,300
Service	134,163	133,644

Total revenue	239,037	234,944

Costs and expenses:
Cost of license revenue	4,128	3,807
Cost of service revenue	56,027	58,582
Sales and marketing	104,940	92,433
Research and development	34,067	35,809
General and administrative	16,471	18,873
Amortization of goodwill and other intangible assets	9,428	9,439

Total costs and expenses	225,061	218,943

Operating income	13,976	16,001
Other income, net	643	1,256

Income before income taxes	14,619	17,257
Provision for income taxes	4,238	5,003

Net income	$ 10,381	$ 12,254

Earnings per share (Note 2):
Basic	$ 0.04	$ 0.05
Diluted	$ 0.04	$ 0.05

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended
	January 1, 2000	December 30, 2000
Cash flows from operating activities:
Net income	$ 10,381	$ 12,254
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	18,185	18,881
Changes in assets and liabilities which provided (used) cash, net of effects of purchased businesses:
Accounts receivable	32,549	(3,742)
Accounts payable and accrued expenses	(17,300)	(1,410)
Accrued compensation	(10,353)	(8,080)
Deferred revenue	(4,120)	(24,919)
Income taxes	(24,559)	1,777
Other current assets	(3,428)	(8,303)
Other noncurrent assets and liabilities	683	(2,861)

Net cash provided (used) by operating activities	2,038	(16,403)

Cash flows from investing activities:
Additions to property and equipment	(10,782)	(19,454)
Additions to other intangible assets	—	(238)
Acquisitions of businesses	(7,922)	—
Construction in progress	(4,106)	—
Proceeds from sale of construction in progress	30,836	—
Purchases of investments	(11,831)	(7,190)
Proceeds from sales and maturities of investments	20,857	952

Net cash provided (used) by investing activities	17,052	(25,930)

Cash flows from financing activities:
Proceeds from issuance of common stock	53,845	1,767
Purchases of treasury stock	—	(46,846)

Net cash provided (used) by financing activities	53,845	(45,079)

Effect of exchange rate changes on cash	2,627	(2,234)

Net increase in cash and cash equivalents	75,562	(89,646)
Cash and cash equivalents, beginning of period	239,789	325,872

Cash and cash equivalents, end of period	$315,351	$236,226

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three months ended
	January 1, 2000	December 30, 2000
Net income	$10,381	$12,254

Other comprehensive income (loss), net of tax provision (benefit):
Foreign currency translation adjustment, net of tax of $1,205, and $(872), respectively	2,239	(1,618)
Unrealized gains (losses) on securities and derivatives, net of tax of $0, and $238, respectively	(3)	441

Other comprehensive income (loss)	2,236	(1,177)

Comprehensive income	$12,617	$11,077

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Parametric Technology Corporation and its wholly owned subsidiaries and have been prepared by us in accordance with generally accepted accounting principles. Our fiscal year end is September 30. The year end consolidated balance sheet was derived from our audited financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated. While we believe that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

The results of operations for the three months ended December 30, 2000 are not necessarily indicative of the results expected for the remainder of the fiscal year.

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

	Three months ended
	January 1, 2000	December 30, 2000
Net income	$ 10,381	$ 12,254

Weighted average shares outstanding	272,436	267,034
Dilutive effect of employee stock options	14,434	3,382

Diluted shares outstanding	286,870	270,416

Basic EPS	$ 0.04	$ 0.05
Diluted EPS	$ 0.04	$ 0.05

Options to purchase 5.4 million and 39.4 million shares for the first quarter of fiscal 2000 and 2001, respectively, were outstanding but were not included in the computations of diluted EPS because the price of the options was greater than the average market price of the common stock for the period reported.

3.    Facilities

In December 1999, we sold land and certain improvements under construction for $30.8 million and entered into an operating lease covering approximately 381,000 square feet of office space in Needham, MA that will allow us to consolidate and replace our Waltham, MA operations. Our corporate offices currently occupy 210,000 square feet in the new Needham facility and we expect to occupy the remaining 171,000 square feet in the second quarter of fiscal 2001, subject to completion of construction. Occupancy and rent began in December 2000. The lease expires in December 2012, subject to certain renewal rights. During the first quarter of 2001 we had capital expenditures of approximately $14.0 million primarily for tenant improvements and furniture and fixtures related to the new facility.
PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Derivatives

We adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in the first quarter of 2001. We use derivatives to hedge foreign currency cash flows on a continuing basis for periods consistent with our net asset and forecasted exposures. We use foreign currency forward and option contracts to hedge a portion of our forecasted transactions. Changes in their fair value are carried in accumulated other comprehensive income (loss) until the underlying forecasted transaction occurs. We recorded expenses of approximately $1.5 million from option contracts in the first quarter of 2001. The amount that will be reclassified from accumulated other comprehensive income (loss) to earnings over the next nine months is a gain of approximately $435,000. Our derivative contracts generally mature within nine months.

5.    New Accounting Pronouncements

In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements, which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective for the fourth quarter of our fiscal 2001. We do not expect the implementation of SAB 101 to have a significant effect on our consolidated financial statements.

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 140 replaces SFAS No. 125 but it carries over most of SFAS No. 125’s provisions. The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. We believe the adoption of this statement will not have a significant effect on our consolidated financial statements.

6.    Segment Information

We operate within a single industry segment—computer software and related services. We have two major product categories within that one segment: (1) our computer aided design, manufacturing and engineering (MCAD) solutions including our flagship Pro/ENGINEER® design software, which provides flexible engineering solutions to our customers and (2) our Web-based Windchill® software which provides collaborative information management solutions to our customers using Internet technologies. These collaborative product commerce (CPC) solutions permit customers to collaboratively develop, build and manage products throughout their entire lifecycle. Our products are sold worldwide by our sales force and distributors.

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is our executive officers. Our executive officers make financial decisions and resource allocations based on our product segments.
PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our financial reporting focuses on the revenues and operating income (loss) for our MCAD solutions and Windchill solutions product segments. We do not allocate nondirect sales, marketing or administrative expenses to our product segments, as management does not use this information to measure their performance. The revenue and operating income (loss) attributable to these product segments are included below:

	Three months ended
	January 1, 2000	December 30, 2000
Revenue:
MCAD solutions:
License revenue	$ 82,204	$ 77,436
Service revenue	118,580	107,118

Total MCAD solutions revenue	$200,784	$184,554

Windchill solutions:
License revenue	$ 22,669	$ 23,863
Service revenue	15,584	26,527

Total Windchill solutions revenue	38,253	50,390

Total revenue	$239,037	$234,944

Operating income (loss): (1)
MCAD solutions	$127,988	$121,095
Windchill solutions	4,096	76
Distribution Expenses (2)	(102,293)	(88,780)

Product segment operating income	$ 29,791	$ 32,391
Unallocated expenses (3)	(15,815)	(16,390)

Total operating income	$ 13,976	$ 16,001

(1) The product segment operating income (loss) reflects only the direct controllable expenses of each product segment. The operating income (loss) reported does not represent the total operating results for each product segment as it does not contain an allocation of certain nondirect sales, marketing, corporate and general administrative expenses incurred in support of the product segment.

(2) Distribution expenses represent all sales and marketing expenses not directly controlled by the product segments.

(3) Unallocated expenses represent nondirect corporate and general administrative expenses.

While we are predominately a computer software company, our business is organized geographically. Data for the geographic regions in which we operate is presented below:

	Three months ended
	January 1, 2000	December 30, 2000
Revenue:
North America	$104,256	$107,026
Europe	90,964	77,028
Asia/Pacific	43,817	50,890

Total revenue	$239,037	$234,944

Total long-lived assets by geographic region have not changed significantly from September 30, 2000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements about our anticipated financial results and growth based on our plans and assumptions. Important information about the bases for these plans and assumptions and certain factors that may cause our actual results to differ materially from these statements are contained below and in “Important Factors That May Affect Future Results” beginning on page 13.

Business Overview

Historically, our core business focus has been to provide computer aided design, manufacturing and engineering (MCAD) solutions to customers through our flagship Pro/ENGINEER® design software, and we remain committed to providing our customers with industry-leading flexible engineering solutions based on this software. Additionally, we believe that there is growing demand for additional collaborative product commerce (CPC) solutions from manufacturers who, in order to stay competitive, must deliver more custom-tailored goods faster and at lower prices while relying more than ever before on geographically dispersed and dynamic supply chains. These CPC solutions include software and services that utilize Internet technologies to permit individuals — regardless of their role in the commercialization of a product, the computer-based tools they use, their location geographically or in the supply chain — to collaboratively design, develop, build and manage products throughout their entire lifecycle. In order to pursue this opportunity, we expanded our focus in 1999 to encompass a complete CPC solution and introduced our Web-based Windchill® information management and collaboration software. We continued this CPC focus in 2000 and will do so for the foreseeable future. This expanded focus allows us to increase the business impact our customers derive from our flexible engineering MCAD solutions and provides our customers with the additional tools they need to elevate their products into enterprise assets and to leverage these assets into new business opportunities.

As a result of the difficulty we experienced in transitioning from a one product company to a multi-product company and in balancing our efforts between our traditional MCAD solutions business and our growing CPC solutions business, in the third quarter of 2000 we reorganized ourselves to provide more discrete product line focus and accountability and to improve our overall profitability. The reorganization resulted in the creation of the following business units:

•
Windchill Solutions. This business unit is responsible for expanding the product content, collaboration and sourcing services we provide to the CPC market. It develops new partnerships, business relationships and indirect channels of distribution in support of our web infrastructure efforts. Our Windchill exchange solution, called Windchill ProjectLink™ (formerly Windchill Netmarkets), provides these collaborative capabilities on Internet exchanges, portals and marketplaces, which, among other things, permits collaboration outside the corporate firewall. Windchill ProjectLink, which began in fiscal 2000 as an initiative to address the business-to-business exchange marketplace, was integrated into our Windchill Solutions business unit in November 2000.

•
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

Results of Operations

The following is an overview of our results of operations in the first quarter:

•	Total revenue was $239.0 million for the first quarter of 2000 and $234.9 million for the first quarter of 2001.

•	Our year-over-year first quarter revenue declined 1.7% reflecting a 3.4% decrease in software license revenue and a 0.4% decrease in service revenue.

•	Windchill revenue increased from $38.3 million in the first quarter of 2000 to $50.4 million for the first quarter of 2001.

•	MCAD revenue decreased from $200.8 million in the first quarter of 2000 to $184.5 million in the first quarter of 2001.

•	Net income increased from $10.4 million for the first quarter of 2000 to $12.3 million for the first quarter of 2001.

•	Pro forma net income, which excludes the amortization of goodwill and intangible assets, increased from $17.6 million for the first quarter of 2000 to $19.0 million for the first quarter of 2001.

The following table shows certain consolidated financial data as a percentage of our total revenue for the first quarter of 2000 and 2001.

	Three months ended
	January 1, 2000	December 30, 2000
Revenue:
License	44%	43%
Service	56	57

Total revenue	100	100

Costs and expenses:
Cost of license revenue	2	2
Cost of service revenue	23	25
Sales and marketing	44	39
Research and development	14	15
General and administrative	7	8
Amortization of goodwill and other intangible assets	4	4

Total costs and expenses	94	93

Operating income	6	7

Other income, net	—	—

Income before income taxes	6	7
Provision for income taxes	2	2

Net income	4%	5%

Pro forma, excluding amortization of goodwill and intangible assets:
Operating income	10%	11%
Net income	7%	8%

Revenue

As a result of our expanded focus on providing CPC solutions, software and service revenue from our Windchill products grew to 21% of total revenue in the first quarter of 2001, up from 16% in the first quarter of 2000. Overall, however, total revenue declined 2% in 2001 compared to 2000.

License revenue decreased 3.4% for the first quarter of 2001 compared to the first quarter of 2000. Several factors, including those described below, contributed to this decrease. While we continue to derive our license revenue primarily from our MCAD software solutions, our Windchill software solutions are continuing to comprise an increasing percentage of total license revenue. In order to meet what we believe is a large market opportunity for overall CPC solutions, over the past two years we have channeled significant resources into the Windchill product line. This emphasis on larger, more enterprise-wide solutions has resulted in longer and less predictable sales cycles and increased dependence on consummating larger transactions in general. The transfer of resources to Windchill also reduced the sales capacity for the MCAD product line and contributed to a loss of market share for MCAD.

In addition, we have experienced increased competition in the MCAD industry from native Windows®-based products offering more limited functionality at lower costs. Pro/ENGINEER unit sales decreased 7% in the first quarter of 2001 compared to the first quarter of 2000 and the average selling price of this software decreased by 1% in the first quarter of 2001 compared to 2000. We also experienced some weakness with existing customers in Europe during the first quarter of 2001. Additional factors affecting our revenues and operating results are listed under “Important Factors That May Affect Future Results” below.

In order to better leverage the efforts of our direct sales force, in October 1998 we appointed Rand A Technology Corporation as a full service MCAD distributor to small businesses in the United States and Europe. Rand’s performance was impacted by the transition required by this relationship and its level of revenue contribution has been lower than originally anticipated. In the fourth quarter of 2000, we modified our arrangement with Rand to remove Rand’s exclusivity in the small business segment while broadening Rand’s distribution rights on a non-exclusive basis. Our results could be adversely affected if Rand is unable to achieve certain sales levels or make existing or future payments.

We licensed over 90% of our products directly to end-user customers in each of the last three fiscal years. The balance was licensed through third-party distributors, primarily Rand. We expect the percentage of our MCAD products that we license through third-party distributors may increase in the future as we enter into new reseller and other distribution agreements.

Our service revenue is derived from the sale of software maintenance contracts and the performance of training and consulting services. Service revenue, which has a lower gross profit margin than license revenue, accounted for 57% of total revenue in the first quarter of 2001 and 56% of total revenue in the first quarter of 2000. Service revenue remained virtually unchanged in the first quarter of 2001 compared to the first quarter of 2000. We expect service revenue to increase for the remainder of 2001.

Over the past year, we implemented a number of strategic actions designed to improve profitability and provide a foundation for growth. For example, in order to provide more discrete product line focus and accountability we created separate business units with overall responsibility for our different product lines. Within our direct sales force we created geographic divisions on the domestic market and on sales outside the United States. Within these geographic divisions there are both major and primary account focused units. We have also broadened our indirect distribution channel through alliances with system integrators, resellers and other strategic partners. The system integrators will work in tandem with our direct sales force to locate and target potential CPC opportunities. We have also increased the number of distributors for our MCAD solutions to provide greater geographic coverage and specialized focus on discrete products. During the first quarter of 2001, we entered into arrangements with over fifty new distributors.

We derived 56% and 54% of our total revenue from sales to international customers in the first quarter of 2001 and 2000, respectively.

[Bar Chart Appears Here]

	North America	Europe	Asia/Pacific
Q1 00	$104.3	$91.0	$43.8
Q1 01	$107.0	$77.0	$50.9

REVENUE BY GEOGRAPHY (IN MILLIONS)

Looking forward, our overall revenue levels will be dependent on our ability to successfully balance our efforts between our traditional MCAD business and our growing Windchill business. Our challenge is to effectively manage and improve performance in our MCAD business while continuing to aggressively pursue growth opportunities through our Windchill solutions. Toward this end, we believe that our initiatives in building separate business units and expanding our alliances and indirect distribution channels are having a positive impact on our transformation from a one product company to a multi-product company. Factors affecting our revenues and operating results are listed under “Important Factors That May Affect Future Results” below.

Costs and Expenses

From the fourth quarter of 1998 through the second quarter of 2000 we had been incurring expenses that would have supported revenues in excess of the then current levels in order to implement our strategic initiatives, particularly as they related to our Windchill solutions. Given the lower than expected revenue in the first two quarters of 2000, we reduced our existing cost structure during the third quarter of 2000 to improve profitability. As a result of these actions, costs and expenses decreased 3% to $218.9 million in the first quarter of 2001 compared to $225.1 million in the first quarter of 2000.

Cost of License Revenue

Our cost of license revenue consists of costs associated with reproducing and distributing software and documentation and the payment of royalties. Cost of license revenue as a percentage of license revenue was 4% for the first quarters of both 2001 and 2000.

Cost of Service Revenue

Our cost of service revenue includes costs associated with training and consulting personnel, such as salaries and related costs and travel, and costs related to software maintenance, including costs incurred for customer support personnel and the release of maintenance updates. Cost of service revenue as a percentage of service revenue was 44% and 42% for the first quarters of 2001 and 2000, respectively. This increase reflects our investment in the staffing necessary to support our new product offerings, principally our Windchill solutions.

Sales and Marketing

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, travel and facility costs. These costs decreased 12% in the first quarter of 2001 compared to 2000 primarily due to our reorganization into business units in the third quarter of 2000 and the implementation of our strategy to broaden our indirect distribution channel through alliances with system integrators, resellers and other strategic partners. Total sales and marketing employees decreased 12% from 1,898 at January 1, 2000 to 1,662 at December 30, 2000.

Research and Development

Our research and development expenses consist principally of salaries and benefits, expenses associated with product translations, costs of computer equipment used in software development and facility expenses. These costs increased 5% for the first quarter of 2001 compared to 2000 primarily due to our continued investment in research and development, particularly in connection with our Windchill solutions.

General and Administrative

Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources and administrative functions. These costs increased 15% in the first quarter of 2001 compared to 2000. These increases represent our continued investment in information technology infrastructure, investments in business process improvements and costs associated with supporting service revenue which has been increasing as a proportion of our total revenue.

Amortization of Goodwill and Other Intangible Assets

These costs represent the amortization of intangible assets acquired, including developed technology, goodwill, customer lists, assembled work force and trade names. Amortization of goodwill and other intangible assets as a percentage of total revenue was 4% for the first quarters of both 2001 and 2000.

Other Income, Net

Our other income, net includes interest income, interest expense, costs of hedging contracts, the gain or loss from the translation of results for subsidiaries for which the U.S. dollar is the functional currency and other charges incurred in connection with financing customer contracts. For the first quarter of 2001, we reported other income of $1.3 million compared to $643,000 for the first quarter of 2000. This increase is due primarily to lower charges incurred in connection with financing customer contracts, partially offset by higher hedging related costs.

Income Taxes

Our effective tax rate was 29% for the first quarters of both 2001 and 2000. The difference between our effective tax rate and the statutory federal income tax rate of 35% was due primarily to lower foreign effective tax rates and the use of the net operating losses of Computervision Corporation, which we acquired in 1998, partially offset by the non-deductibility of certain acquisition and nonrecurring charges.

Employees

The number of worldwide employees was 4,754 at December 30, 2000 compared to 5,051 at January 1, 2000. The decrease over the prior year is primarily a result of terminations associated with the reorganization into business units initiated during the third quarter of fiscal 2000.

Liquidity and Capital Resources

Our operating activities, the proceeds from our issuance of stock under employee stock plans and existing cash and investments provided sufficient resources to fund our employee base, capital assets needs, stock repurchases, acquisitions and financing needs in the first quarters of both 2001 and 2000.

As of December 30, 2000, cash and investments totaled $291.9 million, down from $375.1 million at September 30, 2000. The primary reasons for the decrease in cash and investments during the first quarter of 2001 were $19.5 million in expenditures to acquire property and equipment, $46.8 million for the repurchase of treasury stock and a $24.9 million decrease in deferred revenue. Our investment portfolio is diversified among security types, industries and individual issuers. Our investments are generally liquid and investment grade. The portfolio is primarily invested in short-term securities to minimize interest rate risk and to facilitate rapid deployment in the event of immediate cash needs.

Cash utilized for operating activities was $16.4 million in the first quarter of 2001, compared to cash generated from operating activities of $2.0 million for the first quarter of 2000. In the first quarter of 2001, cash generated from net income of $12.3 million was primarily offset by cash utilization of $24.9 million from the decrease in deferred revenue, $9.5 million from accounts payable and accrued expenses, including accrued compensation, and $11.2 million from other current and noncurrent assets.

In the first quarter of 2001 we acquired $19.5 million of capital equipment compared to $10.8 million for 2000. The $19.5 million of capital expenditures in the first quarter of 2001 includes approximately $14.0 million primarily for tenant improvements and furniture and fixtures related to the new facility. The remaining expenditure for the first quarter of 2001, and the entire amount for the first quarter of 2000, consisted principally of computer equipment, software and office equipment. We expect to expend approximately $10 million in the second quarter of 2001 related to the new facility. We utilized $45.1 million of cash for financing activities during the first quarter of 2001, which was comprised of $46.8 million for the repurchase of 4.0 million shares of common stock, partially offset by $1.8 million from the issuance of common stock under our stock plans. Through December 30, 2000, we had repurchased 22.7 million of the 40.0 million shares authorized by the Board of Directors to be repurchased under our repurchase program. The repurchased shares under the repurchase program will be used for stock option exercises, employee stock purchase plans and acquisitions. The level of repurchases during the remainder of 2001 will be determined by management.

In December 1999, we sold land and certain improvements under construction for $30.8 million and entered into an operating lease covering approximately 381,000 square feet of office space in Needham, MA that will allow us to consolidate and replace our Waltham, MA operations. Our corporate offices currently occupy 210,000 square feet in the new Needham facility, and we expect to occupy the remaining 171,000 square feet in the second quarter of fiscal 2001, subject to completion of construction. Occupancy and rent began in December 2000. The lease expires in December 2012, subject to certain renewal rights.

We believe that existing cash and short-term investments together with cash generated from operations and the issuance of common stock under our employee stock plans will be sufficient to meet our working capital, financing and capital expenditure requirements through at least the end of the current fiscal year.

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

General economic conditions may impact our results

Our revenue growth and profitability depends on the overall demand for software and related services and accordingly, general economic and business conditions may affect our future operating results. A softening of demand for software caused by a weakening of the economy may result in decreased revenues or lower revenue growth rates.

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

•	our ability to sustain the appropriate balance between our MCAD and Windchill businesses;

•	our ability to appropriately allocate and implement cost cutting measures that increase profitability while maintaining adequate resources for effective and coordinated organizational performance;

•	the success of our sales force reorganization initiatives, including:

—our shift from point sales to solution sales,

—the effectiveness of our organizational sales model,

—the ability of our sales reps to learn and sell our products, and

—Rands’ and other distributors’ ability to perform successfully in the MCAD arena;

•	our ability to anticipate and meet evolving customer requirements in the CPC arena and successfully deliver products and services at an enterprise level;

•	our ability to broaden indirect distribution channels through alliances with systems integrators, resellers, strategic partners and application service providers;

•	our ability to develop Windchill ProjectLink opportunities; and

•	our ability to identify and penetrate additional industry sectors that represent growth opportunities.

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

In addition, our MCAD software is capable of performing on a variety of platforms. Several of our competitors focus on single platform applications, particularly Windows® -based platforms. There can be no assurance that we will have a competitive advantage with multiple platform applications.

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

Our Windchill software, which is central to our CPC strategy, is relatively new and is not yet well established in the marketplace

The success of our CPC strategy will depend in large part on the ability of our Windchill solutions to meet customer expectations, especially with respect to:

•	measuring and understanding the benefits of Windchill, including return on investment and value creation;

•	ease of installation;

•	ease of use;

•	full capability, functionality and performance;

•	ability to support a large, diverse and geographically dispersed user base; and

•	quality and efficiency of the services we perform relating to implementation and customization.

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

We intend to utilize third parties, such as system integrators, resellers, strategic partners and application service providers, for the distribution and implementation of Windchill software, which may result in management difficulties and customer retention problems

As an enterprise solution, Windchill may require large-scale organizational implementations that in today’s marketplace are often performed by third parties. We have entered into and are currently developing additional relationships with third parties and intend to continue to do so. Using third parties to both implement and promote our products can result in a reduction in our control to both drive the sales process and service our customers. In addition, the successful utilization of third parties will depend on:

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

Competition among providers of CPC solutions may increase, which may reduce our profits and limit or reduce our market share

The market for CPC solutions is new, highly fragmented, rapidly changing and increasingly competitive. We expect competition to intensify, which could result in price reductions for our products and services, reduced gross margins and loss of market share. Our primary competition comes from:

•	in-house development efforts by potential customers or partners;

•	other vendors of engineering information management software; and

•	larger, more well known enterprise software providers seeking to extend the functionality of their products to encompass CPC.

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

Our Windchill ProjectLink solution provides CPC capabilities on Internet exchanges, portals and marketplaces. Accordingly, its success will be highly dependent upon the success of the Internet as a viable collaboration medium and on our successful development and integration of the technologies necessary to offer tools for exchanges, portals, and other forms of Net marketplaces that are acceptable to customers and suitable for the evolving nature of the Internet.

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

In addition, our expanded focus on delivering Internet-based solutions may cause us to be viewed, in part, as an Internet company. Until the third quarter of 2000, the trading prices of Internet stocks in general were unusually high under conventional valuation standards such as price-to-earnings and price-to-sales ratios. Since then, they have experienced fluctuations unrelated or disproportionate to the operating performance of these companies. The trading prices and valuations of these stocks, and of ours, cannot be predicted. Negative changes in the public’s perception of the prospects of Internet or e-commerce companies, or of PTC as an Internet company, could depress our stock price regardless of our results.

Also, a large percentage of our common stock traditionally has been held by institutional investors. Purchases and sales of our common stock by certain of these institutional investors could have a significant impact on the market price of the stock. For more information, please see our proxy statement with respect to our most recent annual meeting of stockholders and Schedules 13D and 13G filed with the SEC with respect to our common stock.

We are currently defending a securities class action lawsuit in which we could be liable for damages

Certain class action lawsuits were filed by shareholders in the fourth quarter of 1998 against us and certain of our current and former officers and directors in the U.S. District Court in Massachusetts claiming violations of the federal securities laws based on alleged misrepresentations regarding our anticipated revenue and earnings for the third quarter of 1998. An amended complaint, consolidating these lawsuits into one action, was filed in the second quarter of 1999, seeking unspecified damages. We believe the claims made in the consolidated action are without merit, and we intend to defend them vigorously. In the third quarter of 1999, we filed a motion to dismiss the consolidated action. We cannot predict the outcome of this motion or the ultimate resolution of this action at this time, and there can be no assurance that the litigation will not have a material adverse impact on our financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than as disclosed in this report on Form 10-Q, there have been no significant changes in our market risk exposure as described in Item 7A: “Quantitative and Qualitative Disclosures About Market Risk” to our 2000 Annual Report on Form 10-K.

PART II— OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Certain class action lawsuits were filed by shareholders in the fourth quarter of 1998 against us and certain of our current and former officers and directors in the U.S. District Court in Massachusetts claiming violations of the federal securities laws based on alleged misrepresentations regarding our anticipated revenue and earnings for the third quarter of 1998. An amended complaint, consolidating these lawsuits into one action, was filed in the second quarter of 1999, seeking unspecified damages. We believe the claims made in the consolidated action are without merit, and we intend to defend them vigorously. In the third quarter of 1999, we filed a motion to dismiss the consolidated action. We cannot predict the outcome of this motion or the ultimate resolution of this action at this time, and there can be no assurance that the litigation will not have a material adverse impact on our financial condition or results of operations.

We are also subject to various legal proceedings and claims that arise in the ordinary course of business. We currently believe that resolving these matters will not have a material adverse impact on our financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES

On November 17, 2000, in exchange for consulting and marketing services, we issued to Accenture, a global management and technology consulting organization, a warrant exercisable for 8,333 shares of our common stock at a price of $12.50 per share, the fair market value of our common stock on the issue date. The warrant expires on November 17, 2003. The issuance of this warrant was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because it did not involve a public offering.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 30, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PARAMETRIC TECHNOLOGY CORPORATION

By: /s/ EDWIN J. GILLIS

Edwin J. Gillis
Executive Vice President, Chief Financial Officer and
Treasurer (Principal Financial Officer)

Date:    February 13, 2001