Form 10-Q
period 2001-03-31
PARAMETRIC TECHNOLOGY CORP
filed 2001-05-15
CIK 857005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES    ☒    NO    ☐

There were 264,178,703 shares of our common stock outstanding on March 31, 2001.

PARAMETRIC TECHNOLOGY CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2001

PART I—FINANCIAL INFORMATION

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2000	March 31, 2001
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 325,872	$ 287,998
Short-term investments	22,969	12,743
Accounts receivable, net of allowance for doubtful accounts of $6,270 and $5,747	183,804	192,242
Other current assets	95,788	95,883

Total current assets	628,433	588,866

Marketable investments	26,300	2,389
Property and equipment, net	66,879	87,374
Goodwill, net	88,034	74,584
Other intangible assets, net	43,645	36,054
Other assets	71,592	59,566

Total assets	$ 924,883	$ 848,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 30,944	$ 34,479
Accrued expenses	46,200	50,191
Accrued compensation	52,112	44,605
Deferred revenue	231,495	217,371
Income taxes	1,601	1,659

Total current liabilities	362,352	348,305

Other liabilities	33,989	26,806

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 276,053 shares issued	2,761	2,761
Additional paid-in capital	1,641,513	1,641,789
Treasury stock, at cost, 6,456 and 11,874 shares, respectively	(66,647)	(137,381)
Accumulated deficit	(1,036,456)	(1,017,328)
Accumulated other comprehensive loss	(12,629)	(16,119)

Total stockholders’ equity	528,542	473,722

Total liabilities and stockholders’ equity	$ 924,883	$ 848,833

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	April 1, 2000	March 31, 2001	April 1, 2000	March 31, 2001
Revenue:
License	$ 87,890	$107,420	$192,764	$208,720
Service	139,215	137,710	273,378	271,354

Total revenue	227,105	245,130	466,142	480,074

Costs and expenses:
Cost of license revenue	4,604	3,138	8,732	6,945
Cost of service revenue	59,799	60,224	115,826	118,806
Sales and marketing	105,384	93,156	210,324	185,589
Research and development	37,611	37,265	71,678	73,074
General and administrative	18,331	18,290	34,802	37,163
Amortization of goodwill and other intangible assets	9,777	9,512	19,205	18,951
Nonrecurring charges	—	6,145	—	6,145

Total costs and expenses	235,506	227,730	460,567	446,673

Operating income (loss)	(8,401)	17,400	5,575	33,401
Other income, net	393	1,311	1,036	2,567
Write-down of investments	—	(8,681)	—	(8,681)

Income (loss) before income taxes	(8,008)	10,030	6,611	27,287
Provision for (benefit from) income taxes	(2,162)	2,909	2,076	7,912

Net income (loss)	$ (5,846)	$ 7,121	$ 4,535	$ 19,375

Earnings (loss) per share (Note 3):
Basic	$ (0.02)	$ 0.03	$ 0.02	$ 0.07
Diluted	$ (0.02)	$ 0.03	$ 0.02	$ 0.07

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	April 1, 2000	March 31, 2001
Cash flows from operating activities:
Net income	$ 4,535	$ 19,375
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	38,150	38,157
Non-cash portion of nonrecurring charges and write-down of investments	—	12,731
Changes in assets and liabilities which provided (used) cash, net of effects of purchased businesses:
Accounts receivable	43,498	(8,438)
Accounts payable and accrued expenses	(21,710)	14,305
Accrued compensation	(14,025)	(10,107)
Deferred revenue	6,094	(14,124)
Income taxes	(43,283)	3,208
Other current assets	(19,397)	(9,130)
Other noncurrent assets and liabilities	(721)	(1,863)

Net cash provided (used) by operating activities	(6,859)	44,114

Cash flows from investing activities:
Additions to property and equipment	(22,341)	(39,442)
Additions to other intangible assets	(2,015)	(1,289)
Acquisitions of businesses	(7,922)	—
Construction in progress	(4,106)	—
Proceeds from sale of construction in progress	30,836	—
Purchases of investments	(24,445)	(9,674)
Proceeds from sales and maturities of investments	65,118	43,820

Net cash provided (used) by investing activities	35,125	(6,585)

Cash flows from financing activities:
Proceeds from issuance of common stock	77,001	10,535
Purchases of treasury stock	(19,947)	(81,708)

Net cash provided (used) by financing activities	57,054	(71,173)

Net effect of exchange rate changes on cash	3,388	(4,230)

Net increase (decrease) in cash and cash equivalents	88,708	(37,874)
Cash and cash equivalents, beginning of period	239,789	325,872

Cash and cash equivalents, end of period	$ 328,497	$ 287,998

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended		Six months ended
	April 1, 2000	March 31, 2001	April 1, 2000	March 31, 2001
Net income (loss)	$(5,846)	$ 7,121	$4,535	$19,375

Other comprehensive income (loss), net of tax provision (benefit):
Foreign currency translation adjustment, net of tax of $290, $(1,290), $1,495 and $(2,161), respectively	537	(2,396)	2,776	(4,014)
Unrealized gain on securities and derivatives, net of tax of $2, $45, $1 and $283, respectively	5	83	2	524

Other comprehensive income (loss)	542	(2,313)	2,778	(3,490)

Comprehensive income (loss)	$(5,304)	$ 4,808	$7,313	$15,885

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

The results of operations for the three and six month periods ended March 31, 2001 are not necessarily indicative of the results expected for the remainder of the fiscal year.

2.    Nonrecurring Charges and Write-Down of Investments

In the second quarter of 2001, we recorded nonrecurring charges of $6.1 million, primarily associated with a write-down of assets related to a focus shift in our content aggregation business. The nonrecurring charge includes $4.0 million of impairment charges for purchased software and other intangible assets and $2.1 million of costs to transition that business. Additionally, we have recorded an $8.7 million write-down on several equity investments that had been carried at cost to reflect recent, other than temporary, declines in valuation and an unsettled near-term market outlook. Of the $14.8 million of nonrecurring charges and write-down of investments, $12.7 million is non-cash related. The cash expenses for this charge are expected to be incurred within the next six months.

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

	Three months ended		Six months ended
	April 1, 2000	March 31, 2001	April 1, 2000	March 31, 2001
Net income (loss)	$ (5,846)	$ 7,121	$ 4,535	$ 19,375

Weighted average shares outstanding	275,107	265,519	273,749	266,278
Dilutive effect of employee stock options	—	5,039	14,623	4,254

Diluted shares outstanding	275,107	270,558	288,372	270,532

Basic EPS	$ (0.02)	$ 0.03	$ 0.02	$ 0.07
Diluted EPS	$ (0.02)	$ 0.03	$ 0.02	$ 0.07

Options to purchase 2.0 million and 4.0 million shares for the second quarter and first six months of 2000 and 24.1 million and 36.3 million shares for the second quarter and first six months of 2001, were outstanding but were not included in the computations of diluted EPS because the price of the options was greater than the average market price of the common stock for the period reported. For the second quarter of 2000, the dilutive effect of an additional 14.9 million options was excluded from the computation of diluted EPS as the effect was anti-dilutive with the loss.
PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Derivatives

We adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in the first quarter of 2001. We use derivatives to hedge foreign currency cash flows on a continuing basis for periods consistent with our net asset and forecasted exposures. We use foreign currency forward and option contracts to hedge a portion of our forecasted transactions. Changes in their fair value are carried in accumulated other comprehensive income (loss) until the underlying forecasted transaction occurs. As of March 31, 2001, a gain of approximately $629,000 is included in accumulated other comprehensive income. Our derivative contracts generally mature within six months. We recorded expenses of approximately $60,000 and $1.5 million from option contracts in the second quarter and first six months of 2001, respectively.

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

6.    Segment Information

We operate within a single industry segment—computer software and related services. We have two major product categories within that one segment: (1) our computer aided design, manufacturing and engineering (MCAD) solutions, including our flagship Pro/ENGINEER® design software, which provides engineering solutions to our customers and (2) our Web-based Windchill® software, which provides collaborative information management solutions to our customers using Internet technologies. These collaborative product commerce (CPC) solutions permit customers to collaboratively develop, build and manage products throughout their entire lifecycle. Our products are sold worldwide by our sales force and distributors.

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is our executive officers. Our executive officers make financial decisions and resource allocations based in part on our product segments.

Effective in fiscal 2001, our financial reporting focuses on the revenue and operating income (loss) for our MCAD solutions and Windchill solutions product segments. We do not allocate certain sales, marketing or

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

administrative expenses to our product segments, as these activities are managed separately. The revenue and operating income (loss) attributable to these product segments are included below:

	Three months ended		Six months ended
	April 1, 2000	March 31, 2001	April 1, 2000	March 31, 2001
Revenue:
MCAD solutions:
License revenue	$ 69,460	$ 80,713	$ 151,665	$ 158,150
Service revenue	118,272	109,069	236,851	216,186

Total MCAD solutions revenue	187,732	189,782	388,516	374,336

Windchill solutions:
License revenue	18,430	26,707	41,099	50,570
Service revenue	20,943	28,641	36,527	55,168

Total Windchill solutions revenue	39,373	55,348	77,626	105,738

Total revenue	$ 227,105	$ 245,130	$ 466,142	$ 480,074

Operating income (loss): (1)
MCAD solutions	$ 114,121	$ 126,942	$ 242,109	$ 248,037
Windchill solutions (4)	(2,111)	(1,416)	1,985	(1,340)
Distribution expenses (2)	(102,736)	(89,998)	(205,029)	(178,778)

Product segment operating income	9,274	35,528	39,065	67,919
Unallocated expenses (3)	(17,675)	(18,128)	(33,490)	(34,518)

Total operating income (loss)	$ (8,401)	$ 17,400	$ 5,575	$ 33,401

(1) The product segment operating income (loss) reflects only the direct controllable expenses of each product segment. The operating income (loss) reported does not represent the total operating results for each product segment as it does not contain an allocation of certain sales, marketing, corporate and general administrative expenses incurred in support of the product segments.

(2) Distribution expenses represent certain sales and marketing expenses incurred in support of the product segments.

(3) Unallocated expenses represent certain corporate and general administrative expenses incurred in support of the product segments.

(4) For the three and six months ended March 31, 2001, Windchill solutions operating loss includes $5.6 million of nonrecurring charges and the MCAD solutions operating income includes $500,000 of nonrecurring charges.

While we are predominately a computer software company, our business is organized geographically. Data for the geographic regions in which we operate is presented below:

	Three months ended		Six months ended
	April 1, 2000	March 31, 2001	April 1, 2000	March 31, 2001
Revenue:
North America	$ 85,731	$101,397	$191,887	$208,423
Europe	85,408	79,569	174,472	156,597
Asia/Pacific	55,966	64,164	99,783	115,054

Total revenue	$227,105	$245,130	$466,142	$480,074

Total long-lived assets by geographic region have not changed significantly from September 30, 2000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements about our anticipated financial results and growth based on our plans and assumptions. Important information about the bases for these plans and assumptions and certain factors that may cause our actual results to differ materially from these statements are contained below and in “Important Factors That May Affect Future Results” beginning on page 15.

Business Overview

Historically, our core business focus has been to provide computer aided design, manufacturing and engineering (MCAD) solutions to customers through our flagship Pro/ENGINEER® design software, and we remain committed to providing our customers with industry-leading engineering solutions based on this software. Additionally, we believe that there is growing demand for additional collaborative product commerce (CPC) solutions from manufacturers who, in order to stay competitive, must deliver more custom-tailored goods faster and at lower prices while relying more than ever before on geographically dispersed and dynamic supply chains. These CPC solutions include software and services that utilize Internet technologies to permit individuals—regardless of their role in the commercialization of a product, the computer-based tools they use, their location geographically or in the supply chain—to collaboratively design, develop, build and manage products throughout their entire lifecycle. In order to pursue this opportunity, we expanded our focus in 1999 to encompass a complete CPC solution and introduced our Web-based Windchill® information management and collaboration software. We have continued our CPC focus and will do so for the foreseeable future. This expanded focus allows us to increase the business impact our customers derive from our engineering MCAD solutions and provides our customers with the additional tools they need to elevate their products into enterprise assets and to leverage these assets into new business opportunities.

Over the past year, we implemented a number of strategic actions designed to improve profitability and provide a foundation for growth. For example, in order to provide more discrete product line focus and accountability we created, in the third quarter of 2000, separate business units with overall responsibility for our different product lines. Each business unit is responsible for research and development, marketing, professional services, customer support and indirect sales. The reorganization resulted in the creation of the following business units:

•
Windchill Solutions. This business unit is responsible for expanding the product content, collaboration and sourcing services we provide to the CPC market. It develops new partnerships, business relationships and indirect channels of distribution in support of our web infrastructure efforts. During the quarter, we introduced a Windchill exchange solution, Windchill ProjectLink™ (formerly Windchill Netmarkets). Windchill ProjectLink is a Web-based workspace that advances the ability of geographically and organizationally dispersed project teams to collaborate on highly iterative design projects. Windchill ProjectLink is the first of a series of planned Windchill based point solutions designed to address particular customer needs. The solution has been designed to minimize implementation time and start-up costs. As an option, the solution may be accessed through a hosted application.

•
MCAD Solutions. This business unit is responsible for the Pro/ENGINEER product line as well as other applications within our MCAD suite of engineering solutions. It focuses full-time on the needs of the MCAD marketplace. During the quarter, we introduced Pro/ENGINEER 2001. Pro/ENGINEER 2001 offers new modules and enhancements specifically designed to make the product development process faster and easier. These enhancements include direct modeling features and integrated surfacing capabilities. We also introduced the Granite One interoperability kernel during the quarter. Granite One is a licensable software development environment based on the geometry, feature, graphics and data exchange capabilities at the core of Pro/ENGINEER. Granite One is designed to allow users to freely exchange native files among CAD systems built on Granite, including Pro/ENGINEER 2001.

All of our solutions continue to be distributed primarily through our direct sales force. Our direct sales force, which is aligned along major and primary accounts, has been separated into geographic divisions for the domestic market and for sales outside the United States. Our indirect distribution channel has also been broadened over the last six months through alliances with system integrators, resellers and other strategic partners. The system integrator partners have begun to work in tandem with our direct sales force to locate and target potential CPC opportunities. We have also increased the number of distributors for our MCAD solutions to provide greater geographic coverage and specialized focus on discrete products. While we do not expect these distributor relationships to have any significant immediate impact, we expect the broadening of our distribution channel will, over time, yield greater market penetration.

Results of Operations

The following is an overview of our results of operations in the second quarter:

•
Total revenue was $245.1 million for the second quarter of 2001 compared to $227.1 million for the second quarter of 2000. Total revenue was $480.1 million for the first six months of 2001 compared to $466.1 million for the first six months of 2000.

•
Our year-over-year second quarter revenue increased 7.9%, reflecting a 22.2% increase in software license revenue and a 1.1% decrease in service revenue. Our year-over-year six month revenue increased 3.0%, reflecting a 8.3% increase in software license revenue and a 0.7% decrease in service revenue.

•
Windchill revenue increased to $55.3 million for the second quarter of 2001 from $39.4 million in the second quarter of 2000. Windchill revenue increased to $105.7 million for the first six months of 2001 from $77.6 million in the first six months of 2000.

•
MCAD revenue increased to $189.8 million in the second quarter of 2001 from $187.7 million in the second quarter of 2000. MCAD revenue was $374.3 million in the first six months of 2001 compared to $388.5 million for the first six months of 2000.

•	In the second quarter of 2001 we incurred nonrecurring charges of $6.1 million and a write-down of investments of $8.7 million.

•
Net income was $7.1 million for the second quarter of 2001 compared to a net loss of $5.8 million for the second quarter of 2000. Net income was $19.4 million for the first six months of 2001 compared to $4.5 million for the first six months of 2000.

•
Pro forma net income, which excludes amortization of goodwill and intangible assets, nonrecurring charges and write-down of investments, increased $23.9 million to $24.4 million for the second quarter of 2001 and increased $25.3 million to $43.4 million for the first six months of 2001 from the comparable periods in 2000.

The following table shows certain consolidated financial data as a percentage of our total revenue for the second quarter and first six months of 2000 and 2001.

	Three months ended		Six months ended
	April 1, 2000	March 31, 2001	April 1, 2000	March 31, 2001
Revenue:
License	39%	44%	41%	43%
Service	61	56	59	57

Total revenue	100	100	100	100

Costs and expenses:
Cost of license revenue	2	1	2	1
Cost of service revenue	26	25	25	25
Sales and marketing	47	38	45	39
Research and development	17	15	15	15
General and administrative	8	7	8	8
Amortization of goodwill and other intangible assets	4	4	4	4
Nonrecurring charges	—	3	—	1

Total costs and expenses	104	93	99	93

Operating income (loss)	(4)	7	1	7
Other income, net	—	1	—	1
Write-down of investments	—	(4)	—	(2)

Income (loss) before income taxes	(4)	4	1	6
Provision for (benefit from) income taxes	(1)	1	—	2

Net income (loss)	(3)%	3%	1%	4%

Pro forma, excluding amortization of goodwill and intangible assets, nonrecurring charges and write-down of investments:
Operating income	1%	13%	5%	12%
Net income	—%	10%	4%	9%

Revenue

Total Revenue

Our revenue consists of software license revenue and service revenue. Overall, our total revenue increased 8% and 3% for the second quarter and first six months of 2001 compared to the corresponding periods in 2000, respectively. Total revenue growth was primarily a result of increases in license revenue and service revenue from our Windchill solutions. Our service revenue is derived from the sale of software maintenance contracts and the performance of training and consulting services. Service revenue, which has a lower gross profit margin than license revenue, accounted for 56% and 57% of total revenue in the second quarter and first six months of 2001 compared to 61% and 59% of total revenue in the second quarter and first six months of 2000, respectively.

We derived 59% and 57% of our total revenue from sales to international customers in the second quarter and first six months of 2001 compared to 62% and 59% of our total revenue in the second quarter and first six months of 2000, respectively. The decrease in international revenue as a percentage of overall revenue is a result of increased revenue in the North America region and from decreased European revenue due in part to unfavorable foreign currency rate fluctuations from corresponding periods in 2000.

                         [BAR CHART APPEARS HERE]
                                                      FIRST 6         FIRST 6
                         Q2 2000       Q2 2001       MONTHS 2000    MONTHS 2001
                         -------       -------       -----------    -----------
NORTH AMERICA            $  85.7       $ 101.4         $ 191.9        $ 208.4
EUROPE                   $  85.4       $  79.6         $ 174.5        $ 156.6
ASIA/PACIFIC             $  56.0       $  64.2         $  99.8        $ 115.1

REVENUE BY GEOGRAPHY (IN MILLIONS)

Windchill Solutions Revenue

Total revenue from our Windchill solutions grew 41% and 36% for the second quarter and first six months of 2001 compared to the second quarter and first six months of 2000, respectively. As a result of our expanded focus on providing CPC solutions, license revenue for our Windchill software increased 45% and 23% for the second quarter and first six months of 2001 compared to the corresponding periods in 2000, respectively, and service revenue increased 37% and 51% for the second quarter and first six months of 2001 compared to the corresponding periods in 2000, respectively. While we continue to derive our license and service revenue primarily from our MCAD solutions, our Windchill solutions are continuing to comprise an increasing percentage of revenue. In order to meet what we believe is a large market opportunity for overall CPC solutions we have channeled, over the past two years, significant resources into the Windchill product line. Moreover, due to our growing installed customer base for our Windchill solutions, Windchill solutions related service revenue has increased in both absolute terms and as a percentage of overall service revenue. This emphasis on larger, more enterprise-wide solutions has however, resulted in longer and less predictable sales cycles and more complex service engagements.

MCAD Solutions Revenue

Total revenue from our MCAD solutions increased 1% for the second quarter compared to the corresponding period in 2000 but declined 4% during the first six months of 2001 compared to the first six months of 2000, respectively. Total license revenue for our MCAD solutions increased 16% and 4% for the second quarter and first six months of 2001 compared to the corresponding periods in 2000, respectively, and service revenue decreased 8% and 9% for the second quarter and first six months of 2001 compared to the corresponding periods in 2000, respectively. Pro/ENGINEER unit sales increased 1% and 2% in the second quarter and first six months of 2001 compared to the corresponding periods in 2000, respectively, and the average selling price of this software increased by 1% in both the second quarter and first six months of 2001 compared to the corresponding periods in 2000, respectively. Reasons for relative flatness in MCAD revenue growth include: increased competition in the MCAD industry from native Windows®-based products offering more limited functionality at lower costs, our transfer of resources to our Windchill solutions, which reduced the sales capacity for the MCAD product line and contributed to a loss of market share for MCAD, some weakness with existing customers, and a decrease in service revenue attributable to a decline in license sales experienced in previous quarters.

As part of our continued efforts designed to improve profitability, during the first half of 2001 we entered into arrangements with over eighty new distributors for our MCAD solutions and now have over 120 distributors worldwide. We expect the percentage of our MCAD products that we license through third-party distributors may increase in the future as we continue to enter into new reseller and other distribution agreements. In each of the last three fiscal years, we licensed over 90% of our products directly to end-user customers. The balance was licensed through third-party distributors, primarily Rand A Technology Corporation, our full service MCAD distributor. Our results could be adversely affected if Rand is unable to achieve certain sales levels or make existing or future payments.

Revenue Outlook

Looking forward, our overall revenue levels will be dependent on our ability to successfully balance our efforts between our MCAD and Windchill businesses. Our challenge is to effectively manage and improve performance in our MCAD business while continuing to aggressively pursue growth opportunities through our Windchill solutions. Toward this end, we believe that our initiatives in building separate business units and expanding our alliances and indirect distribution channels are having a positive impact on our transformation from a one product company to a multi-product company. Our efforts may however, be impacted by the current weakening of the economy, which may defer or delay expenditures for software and services. While these conditions have caused us to take a near-term cautious view on our revenue and earnings outlook, we nevertheless are confident that over the long-term our initiatives will have a positive effect. Additional factors affecting our revenues and operating results are identified under “Important Factors That May Affect Future Results” below.

Costs and Expenses

Given the lower than expected revenue in the first two quarters of 2000, we reduced our existing cost structure during the third quarter of 2000 to improve profitability. As a result of these actions, costs and expenses, excluding nonrecurring charges, decreased 6% to $221.6 million and 4% to $440.5 million in the second quarter and first six months of 2001 compared to $235.5 million and $460.6 million in the second quarter and first six months of 2000, respectively.

Cost of License Revenue

Our cost of license revenue consists of costs associated with reproducing and distributing software and documentation and the payment of royalties. Cost of license revenue was $3.1 million and $6.9 million, for the second quarter and first six months of 2001, respectively, and $4.6 million and $8.7 million for the second quarter and first six months of 2000, respectively. As a percentage of license revenue, cost of license revenue was 3% for both periods of 2001 and 5% for both periods of 2000.

Cost of Service Revenue

Our cost of service revenue includes costs associated with training and consulting personnel, such as salaries and related costs and travel, and costs related to software maintenance, including costs incurred for customer support personnel and the release of maintenance updates. Cost of service revenue as a percentage of service revenue was 44% for both the second quarter and first six months of 2001 and 43% and 42% for the second quarter and first six months of 2000, respectively. This increase reflects our continued investment in the staffing necessary to support our new product offerings, principally our Windchill solutions.

Sales and Marketing

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, travel and facility costs. These costs decreased 12% in both the second quarter and first six months of 2001, compared to 2000 primarily due to our reorganization into business units in the third quarter of 2000 and the implementation of our strategy to broaden our indirect distribution channel through alliances with system integrators, resellers and other strategic partners. Total sales and marketing employees decreased 6% from 1,851 at April 1, 2000 to 1,733 at March 31, 2001.

Research and Development

Our research and development expenses consist principally of salaries and benefits, expenses associated with product translations, costs of computer equipment used in software development and facility expenses. These costs remained at relatively consistent levels, with a decrease of 1% and an increase of 2% for the second quarter and first six months of 2001, respectively, compared to 2000.

General and Administrative

Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources and administrative functions. These costs remained flat in the second quarter and increased 7% in the first six months of 2001 compared to 2000. This increase reflects our continued investment in information technology infrastructure, investments in business process improvements and costs associated with supporting service revenue, which have been increasing as a proportion of our total revenue.

Amortization of Goodwill and Other Intangible Assets

These costs represent the amortization of intangible assets acquired, including developed technology, goodwill, customer lists, assembled work force and trade names. Amortization of goodwill and other intangible assets as a percentage of total revenue was 4% for the second quarters and first six months of both 2001 and 2000.

Nonrecurring Charges and Write-Down of Investments

In the second quarter of 2001, we recorded nonrecurring charges of $6.1 million, primarily associated with a write-down of assets related to a focus shift in our content aggregation business. The nonrecurring charge includes $4.0 million of impairment charges for purchased software and other intangible assets and $2.1 million of costs to transition that business. Additionally, we have recorded an $8.7 million write-down on several equity investments that had been carried at cost to reflect recent, other than temporary, declines in valuation and an unsettled near-term market outlook. Of the $14.8 million of nonrecurring charges and write-down of investments, $12.7 million is non-cash related. The cash expenses for this charge are expected to be incurred within the next six months.

Other Income, Net

Our other income, net includes interest income, interest expense, costs of hedging contracts, the gain or loss from the translation of results for subsidiaries for which the U.S. dollar is the functional currency and other charges incurred in connection with financing customer contracts. For the second quarter and first six months of 2001, we reported other income of $1.3 million and $2.6 million compared to $0.4 million and $1.0 million for the second quarter and first six months of 2000. This increase is due primarily to lower charges incurred in connection with financing customer contracts, partially offset by higher hedging related costs.

Income Taxes

Our effective tax rate was 29% for the second quarters and first six months of both 2001 and 2000. The difference between our effective tax rate and the statutory federal income tax rate of 35% was due primarily to lower foreign effective tax rates and the use of the net operating losses of Computervision Corporation, which we acquired in 1998, partially offset by the non-deductibility of certain acquisition and nonrecurring charges.

Employees

The number of worldwide employees was 4,809 at March 31, 2001 compared to 5,151 at April 1, 2000. The decrease over the prior year is primarily a result of terminations associated with the reorganization into business units initiated during the third quarter of 2000.

Liquidity and Capital Resources

Our operating activities, the proceeds from our issuance of stock under employee stock plans and existing cash and investments provided sufficient resources to fund our employee base, capital asset needs, stock repurchases, acquisitions and financing needs in the first half of both 2001 and 2000.

As of March 31, 2001, cash and investments totaled $303.1 million, down from $375.1 million at September 30, 2000. The primary reasons for the decrease in cash and investments during the first six months of 2001 were $81.7 million for the repurchase of treasury stock, $40.7 million in expenditures to acquire property and equipment and other intangible assets, partially offset by cash generated from operating activities of $44.1 million and proceeds from the issuance of common stock under our stock plans of $10.5 million. Our investment portfolio is diversified among security types, industries and individual issuers. Our investments are generally liquid and investment grade. The portfolio is primarily invested in short-term securities to minimize interest rate risk and to facilitate rapid deployment in the event of immediate cash needs.

In the first six months of 2001, cash generated from operating activities was $44.1 million, including $32.1 million generated from net income and the non-cash portion of the nonrecurring charge and write-down of investments. In the first six months of 2001, cash utilized from assets and liabilities was $26.1 million, including $10.1 million utilized for accrued compensation, $11.0 million for other current and noncurrent assets, $8.4 million for accounts receivable and $14.1 million for deferred revenue, partially offset by cash generated of $14.3 million for accounts payable and accrued expenses and $3.2 million for income taxes.

In the first six months of 2001, we acquired $39.4 million of capital equipment compared to $22.3 million for the corresponding period in 2000. The capital expenditures in the first six months of 2001 include approximately $27.1 million primarily for tenant improvements and furniture and fixtures related to the new facility. Most of the required tenant improvement and furniture and fixture capital expenditures related to the new facility were incurred in the first six months of 2001. The remaining expenditure for the first six months of 2001, and the entire amount for the first six months of 2000, consisted principally of computer equipment, software and office equipment. We utilized $71.2 million of cash for financing activities during the first six months of 2001, which was comprised of $81.7 million for the repurchase of 6.6 million shares of common stock, partially offset by $10.5 million from the issuance of common stock under our stock plans. Through March 31, 2001, we had repurchased 25.3 million of the 40.0 million shares authorized by the Board of Directors to be repurchased under our repurchase program. The repurchased shares under the repurchase program will be used for stock option exercises, employee stock purchase plans and acquisitions. The level of repurchases during the remainder of 2001 will be determined by management.

In December 1999, we sold land and certain improvements under construction for $30.8 million and entered into an operating lease covering approximately 381,000 square feet of office space in Needham, Massachusetts. We consolidated our Waltham, Massachusetts operations into this facility during the first six months of 2001. The lease expires in December 2012, subject to certain renewal rights.

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

I. Operational Considerations

Our operating results fluctuate within each quarter and from quarter-to-quarter making our future revenue and operating results difficult to predict

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

•	variability in the levels of professional service revenue and the mix of our license and service revenue;

•	declines in license revenue may adversely affect the size of our installed base and our level of service revenue; and

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

General economic conditions may impact our results

Our revenue growth and profitability depends on the overall demand for software and related services. This demand can be adversely affected by unfavorable economic conditions, as customers reduce or defer spending on information technology improvements. Accordingly, general economic and business conditions may affect our future operating results. If the recent unfavorable economic conditions continue, the economic slowdown has the potential to materially and adversely affect us. A softening of demand for software caused by a prolonged slowdown of the economy may result in decreased revenue or lower revenue growth rates.

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

•	our ability to sustain the appropriate balance between our MCAD and Windchill businesses;

•	our ability to appropriately allocate and implement cost cutting measures that increase profitability while maintaining adequate resources for effective and coordinated organizational performance;

•	the success of our sales force reorganization initiatives, including:

—the effectiveness of our organizational sales model,

—the ability of our sales reps to learn and sell our products, and

—Rands’ and other distributors’ ability to perform successfully in the MCAD arena;

•	our ability to anticipate and meet evolving CPC customer requirements and successfully deliver products and services at an enterprise level;

•	our ability to broaden indirect distribution channels through alliances with systems integrators, resellers, strategic partners and application service providers;

•	our ability to develop Windchill point solutions, such as Windchill ProjectLink; and

•	our ability to identify and penetrate additional industry sectors that represent growth opportunities.

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

We depend on sales from outside the United States that could be adversely affected by changes in the international markets

A significant portion of our business comes from outside the United States. Accordingly, our performance could be adversely affected by economic downturns in Europe or the Asia/Pacific region. Another consequence of significant international business is that a large percentage of our revenue and expenses are denominated in foreign currencies that fluctuate in value. Although we may enter into foreign exchange forward contracts and foreign exchange option contracts to offset a portion of the foreign exchange fluctuations, unanticipated events may have a material impact on our results. Other risks associated with international business include:

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

II. MCAD-Related Considerations

Increasing competition in the MCAD marketplace may reduce our revenue

There are an increasing number of competitive MCAD products. Despite our belief that our products are technologically superior, some competitive products have reached a level of functionality at which product differentiation is less likely, in and of itself, to dislodge incumbent MCAD systems, given the training and other startup costs associated with system replacement. Increased competition and market acceptance of these competitive products could have a negative effect on pricing and revenue for our products, which could have a material adverse affect on our results.

In addition, our MCAD software is capable of performing on a variety of platforms. Several of our competitors focus on single platform applications, particularly Windows®-based platforms. There can be no assurance that we will have a competitive advantage with multiple platform applications.

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

Growth in the MCAD industry appears to have slowed

Growth in certain segments of the MCAD industry appears to have slowed and, coupled with decreased functional differentiation among flexible engineering tools, may affect our ability to penetrate the market for new customers and recapture our market share. Over the long term, we believe our emphasis on CPC solutions will allow us to differentiate our engineering products from the competition and invigorate sales of those products. However, the strategy may not be successful or may take longer than we plan. There could be a material adverse affect on our operating results in any quarter if these assumptions prove to be incorrect.

III. Windchill-Related Considerations

We are attempting to capitalize on an Internet-based, business-to-business market opportunity known as Collaborative Product Commerce (CPC). It may be that our assumptions about the CPC market opportunity are wrong, which could adversely affect our results

We have identified CPC as a new market opportunity for us, and have devoted significant resources toward capitalizing on that opportunity. CPC solutions include software and services that utilize Internet technologies to permit employees, customers, suppliers and others to collaboratively develop, build and manage products throughout their entire lifecycle. Because the market for software products that allow companies to collaborate on product information on an enterprise-wide level is newly emerging and because companies have not traditionally linked customers and suppliers in this process directly, we cannot be certain as to the size of this market, whether it will grow, or whether companies will elect to utilize our products rather than attempt to develop applications internally or through other sources.

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

The software is still relatively new. If our customers cannot successfully deploy large-scale implementation projects or if they determine that we or our partners are unable to accommodate large-scale deployments, our operating results may be adversely affected.

In addition, implementing a Windchill software solution on an enterprise level takes longer and requires greater expertise than does installing our other products. Our Windchill software must integrate with existing computer systems and software programs used by our customers and their partners. Because we are one of the first companies to offer a CPC solution, many customers will be facing these integration issues for the first time, particularly in the context of collaborating with members of the extended enterprise, including customers and supply chain partners. Our customers could become dissatisfied with our products or services if integrations prove to be difficult, costly or time consuming, and our operating results may be adversely affected.

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

Our Windchill solutions may be hosted by third parties and customers may experience performance problems, data interruptions or delays as a result of service interruptions.

Our Windchill based software solutions, when hosted by a third party information technology provider, are accessed by a customer over the Internet. In this hosted environment, the Windchill software and customer data reside and operate on the third party’s hosting servers and associated networks. Service level dissatisfaction, delays or interruptions in service, data integrity faults or other problems with the performance of a third party’s hosting service could adversely affect our relationship with our customers, which could have an adverse effect on our business.

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

Our Windchill ProjectLink solution provides CPC capabilities on Internet exchanges, portals and marketplaces. Accordingly, its success will be highly dependent upon the success of the Internet as a viable collaboration medium and on our successful development and integration of the technologies necessary to offer tools for exchanges, portals, and other forms of internet marketplaces that are acceptable to customers and suitable for the evolving nature of the Internet.

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

On March 29, 2001, the U.S. District Court for the District of Massachusetts granted our motion to dismiss and entered an order dismissing the consolidated action with prejudice. The applicable appeal period has expired and the plaintiffs have not appealed, which should conclude the litigation.

We are also subject to various legal proceedings and claims that arise in the ordinary course of business. We currently believe that resolving these matters will not have a material adverse impact on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of Stockholders of the Company held on February 15, 2001, the stockholders of the Company (1) elected Noel G. Posternak and Michael E. Porter as Class II directors of the Company to hold office until the 2004 Annual Meeting (subject to the election and qualification of their successors and to their earlier death, resignation or removal) and no other nominations were made; and (2) approved an amendment to increase the number of shares of common stock available for issuance under the Company’s 2000 Employee Stock Purchase Plan from 2,000,000 to 10,000,000 shares. The votes were as follows:

	Votes For	Votes Withheld or Opposed	Abstentions
(1) Election of Directors:
Noel G. Posternak	214,645,086	4,957,419
Michael E. Porter	212,171,208	7,531,297

(2) Approval of Amendment to the 2000 Employee Stock Purchase Plan	207,148,023	11,658,952	895,529

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1 Severance Agreement with Trent Brown dated February 15, 2001.

10.2 Amendment to Parametric Technology Corporation 1997 Incentive Stock Option Plan.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PARAMETRIC TECHNOLOGY CORPORATION

By: /S / EDWIN J. GILLIS
Edwin J. Gillis
Executive Vice President, Chief Financial Officer and
Treasurer (Principal Financial Officer)

Date:    May 15, 2001