Form 10-Q
period 2001-06-30
PARAMETRIC TECHNOLOGY CORP
filed 2001-08-14
CIK 857005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES    ☒    NO    ☐

There were 262,542,933 shares of our common stock outstanding on June 30, 2001.

PARAMETRIC TECHNOLOGY CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended June 30, 2001

PART I—FINANCIAL INFORMATION

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2000	June 30, 2001
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 325,872	$ 260,289
Short-term investments	22,969	13,856
Accounts receivable, net of allowance for doubtful accounts of $6,270 and $5,660	183,804	180,859
Other current assets	95,788	97,823
Prepaid income taxes	—	6,023

Total current assets	628,433	558,850

Marketable investments	26,300	7,392
Property and equipment, net	66,879	89,161
Goodwill, net	88,034	67,901
Other intangible assets, net	43,645	32,854
Other assets	71,592	59,681

Total assets	$ 924,883	$ 815,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 30,944	$ 31,368
Accrued expenses	46,200	42,760
Accrued compensation and severance	52,112	55,216
Deferred revenue	231,495	210,963
Income taxes payable	1,601	—

Total current liabilities	362,352	340,307

Other liabilities	33,989	25,863

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 276,053 shares issued	2,761	2,761
Additional paid-in capital	1,641,513	1,642,233
Treasury stock, at cost, 6,456 and 13,510 shares, respectively	(66,647)	(159,508)
Accumulated deficit	(1,036,456)	(1,020,026)
Accumulated other comprehensive loss	(12,629)	(15,791)

Total stockholders’ equity	528,542	449,669

Total liabilities and stockholders’ equity	$ 924,883	$ 815,839

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	July 1, 2000	June 30, 2001	July 1, 2000	June 30, 2001
Revenue:
License	$ 88,216	$ 86,502	$280,980	$295,222
Service	139,038	142,591	412,416	413,945

Total revenue	227,254	229,093	693,396	709,167

Costs and expenses:
Cost of license revenue	3,721	4,721	12,453	11,666
Cost of service revenue	55,933	59,467	171,759	178,273
Sales and marketing	104,474	98,881	314,798	284,470
Research and development	36,265	38,494	107,943	111,568
General and administrative	17,785	18,494	52,587	55,657
Amortization of goodwill and other intangible assets	9,654	9,450	28,859	28,401
Nonrecurring charges	21,534	3,816	21,534	9,961

Total costs and expenses	249,366	233,323	709,933	679,996

Operating income (loss)	(22,112)	(4,230)	(16,537)	29,171
Other income, net	699	448	1,735	3,015
Write-down of investments	—	—	—	(8,681)

Income (loss) before income taxes	(21,413)	(3,782)	(14,802)	23,505
Provision for (benefit from) income taxes	(5,986)	(1,097)	(3,910)	6,815

Net income (loss)	$(15,427)	$ (2,685)	$(10,892)	$ 16,690

Earnings (loss) per share (Note 3):
Basic	$ (0.06)	$ (0.01)	$ (0.04)	$ 0.06
Diluted	$ (0.06)	$ (0.01)	$ (0.04)	$ 0.06

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	July 1, 2000	June 30, 2001
Cash flows from operating activities:
Net income (loss)	$ (10,892)	$ 16,690
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	59,071	57,151
Non-cash portion of nonrecurring charges and write-down of investments	2,499	12,731
Changes in assets and liabilities which provided (used) cash, net of effects of purchased businesses:
Accounts receivable	43,739	2,945
Accounts payable and accrued expenses	(18,346)	3,783
Accrued compensation and severance	(3,298)	1,003
Deferred revenue	15,504	(20,532)
Income taxes	(59,062)	(2,384)
Other current assets	(6,255)	(12,654)
Other noncurrent assets and liabilities	(304)	(3,897)

Net cash provided by operating activities	22,656	54,836

Cash flows from investing activities:
Additions to property and equipment	(30,782)	(50,689)
Additions to other intangible assets	(2,432)	(1,661)
Acquisitions of businesses	(7,922)	—
Construction in progress	(4,106)	—
Proceeds from sale of construction in progress	30,836	—
Purchases of investments	(33,904)	(23,174)
Proceeds from sales and maturities of investments	93,712	51,128

Net cash provided (used) by investing activities	45,402	(24,396)

Cash flows from financing activities:
Proceeds from issuance of common stock	77,357	18,711
Purchases of treasury stock	(54,940)	(111,712)

Net cash provided (used) by financing activities	22,417	(93,001)

Net effect of exchange rate changes on cash	4,010	(3,022)

Net increase (decrease) in cash and cash equivalents	94,485	(65,583)
Cash and cash equivalents, beginning of period	239,789	325,872

Cash and cash equivalents, end of period	$ 334,274	$ 260,289

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended		Nine months ended
	July 1, 2000	June 30, 2001	July 1, 2000	June 30, 2001
Net income (loss)	$(15,427)	$(2,685)	$(10,892)	$16,690

Other comprehensive income (loss), net of tax provision (benefit):
Foreign currency translation adjustment, net of tax of $(241), $173, $1,254 and $(1,988), respectively	(447)	322	2,330	(3,692)
Unrealized gain on securities and derivatives, net of tax of $15, $2, $16 and $285, respectively	27	6	29	530

Other comprehensive income (loss)	(420)	328	2,359	(3,162)

Comprehensive income (loss)	$(15,847)	$(2,357)	$(8,533)	$13,528

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

The results of operations for the three and nine month periods ended June 30, 2001 are not necessarily indicative of the results expected for the remainder of the fiscal year.

2.    Nonrecurring Charges and Write-down of Investments

In the third quarter of 2001, we recorded nonrecurring charges of $3.8 million, associated with a reduction in workforce to reduce our cost structure and improve profitability. The nonrecurring charge is comprised of $3.8 million for severance and termination benefits of approximately 100 people who were notified or terminated during the third quarter of 2001. Amounts not yet paid at June 30, 2001 related to the third quarter of 2001 nonrecurring charge were $1.8 million and are expected to be paid within the next six months.

In the second quarter of 2001, we recorded nonrecurring charges of $6.1 million, primarily associated with a write-down of assets related to a focus shift in our content aggregation business. The nonrecurring charge includes $4.0 million of impairment charges for purchased software and other intangible assets and $2.1 million of costs to transition that business. Additionally, we recorded an $8.7 million write-down on several equity investments that had been carried at cost to reflect recent, other than temporary, declines in valuation and an unsettled near-term market outlook. Of the $14.8 million of nonrecurring charges and write-down of investments, $12.7 million was non-cash related. Amounts not yet paid at June 30, 2001 related to the second quarter of 2001 nonrecurring charge were $1.3 million and are expected to be paid within the next six months.

In the third quarter of 2000, we recorded a $21.5 million nonrecurring charge primarily associated with our reorganization into business units and with the development and execution of management’s plans to reduce our cost structure and improve profitability. The nonrecurring charge was comprised of $11.9 million for severance and termination benefits of approximately 280 people who were notified or terminated during the third quarter of 2000 and $9.6 million for facility consolidations. Amounts not yet paid at June 30, 2001 related to the third quarter of 2000 nonrecurring charge were $2.3 million and are expected to be paid within the next twelve months.

3.    Earnings Per Share

Basic earnings per share (EPS) is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options using the “treasury stock” method. The following table presents the calculation for both basic and diluted EPS:
PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three months ended		Nine months ended
	July 1, 2000	June 30, 2001	July 1, 2000	June 30, 2001
Net income (loss)	$(15,427)	$ (2,685)	$(10,892)	$ 16,690

Weighted average shares outstanding	274,165	263,249	274,091	265,073
Dilutive effect of employee stock options	—	—	—	3,635

Diluted shares outstanding	274,165	263,249	274,091	268,708

Basic EPS	$ (0.06)	$ (0.01)	$ (0.04)	$ 0.06
Diluted EPS	$ (0.06)	$ (0.01)	$ (0.04)	$ 0.06

Options to purchase 49.0 million and 11.6 million shares for the third quarter and first nine months of 2000 and 41.8 million and 39.8 million shares for the third quarter and first nine months of 2001, respectively, were outstanding but were not included in the computations of diluted EPS because the price of the options was greater than the average market price of the common stock for the period reported. For the third quarter and first nine months of 2000, the dilutive effect of an additional 0.9 million and 10.1 million options, respectively, was excluded from the computation of diluted EPS as the effect was anti-dilutive with the net loss. For the third quarter of 2001, the dilutive effect of an additional 18.5 million options was excluded from the computation of diluted EPS as the effect was anti-dilutive with the net loss.

4.    Derivatives

We adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in the first quarter of 2001. We use derivatives to hedge foreign currency cash flows on a continuing basis for periods consistent with our net asset and forecasted exposures. We use foreign currency forward and option contracts to hedge a portion of our forecasted transactions. Changes in their fair value are carried in accumulated other comprehensive income (loss) until the underlying forecasted transaction occurs. As of June 30, 2001, a gain of approximately $713,000 is included in accumulated other comprehensive loss. Our derivative contracts generally mature within six months. We recorded expenses of approximately $274,000 and $1.8 million from option contracts in the third quarter and first nine months of 2001, respectively.

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

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. We will not be required to adopt SFAS 142 until fiscal 2003; however, early adoption is allowed.
PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Effective in fiscal 2001, our financial reporting focuses on the revenue and operating income (loss) for our MCAD solutions and Windchill solutions product segments. We do not allocate certain sales, marketing or administrative expenses to our product segments, as these activities are managed separately. The revenue and operating income (loss) attributable to these product segments are included below:

	Three months ended		Nine months ended
	July 1, 2000	June 30, 2001	July 1, 2000	June 30, 2001
Revenue:
MCAD solutions:
License revenue	$ 64,961	$ 62,583	$ 216,626	$ 220,733
Service revenue	116,795	110,930	353,646	327,116

Total MCAD solutions revenue	181,756	173,513	570,272	547,849

Windchill solutions:
License revenue	23,255	23,919	64,354	74,489
Service revenue	22,243	31,661	58,770	86,829

Total Windchill solutions revenue	45,498	55,580	123,124	161,318

Total revenue	$ 227,254	$229,093	$ 693,396	$ 709,167

Operating income (loss): (1)
MCAD solutions (4)	$ 108,960	$106,354	$ 351,069	$ 354,391
Windchill solutions (4)	(570)	3,714	1,415	2,374
Distribution expenses (2)	(112,141)	(96,692)	(317,170)	(275,470)

Product segment operating income (loss)	(3,751)	13,376	35,314	81,295
Unallocated expenses (3)	(18,361)	(17,606)	(51,851)	(52,124)

Total operating income (loss)	$ (22,112)	$ (4,230)	$ (16,537)	$ 29,171

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
PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3) Unallocated expenses represent certain corporate and general administrative expenses incurred in support of the product segments.

(4) For the three and nine months ended July 1, 2000, Windchill solutions operating income (loss) includes $4.7 million of nonrecurring charges and the MCAD solutions operating income includes $5.1 million of nonrecurring charges. For the three and nine months ended June 30, 2001, Windchill solutions operating income includes $1.0 million and $6.6 million of nonrecurring charges, respectively, and the MCAD solutions operating income includes $1.7 million and $2.2 million of nonrecurring charges, respectively. The remaining nonrecurring charges in the periods are primarily included in distribution expenses.

While we are predominately a computer software company, our business is organized geographically. Data for the geographic regions in which we operate is presented below:

	Three months ended		Nine months ended
	July 1, 2000	June 30, 2001	July 1, 2000	June 30, 2001
Revenue:
North America	$ 83,468	$ 99,531	$275,355	$307,954
Europe	89,916	80,032	264,388	236,629
Asia/Pacific	53,870	49,530	153,653	164,584

Total revenue	$227,254	$229,093	$693,396	$709,167

Total long-lived assets by geographic region have not changed significantly from September 30, 2000.

7.    Subsequent Event

In light of the level of revenue in the third quarter of 2001, the weakness in the global manufacturing economy and our goal of profitability, we plan to reduce our existing cost structure, which will result in a charge to earnings being taken in the fourth quarter of 2001. The charge is anticipated to be in the range of $20-30 million, consisting primarily of a reduction of approximately 500 employees and associated facility costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements about our anticipated financial results and growth based on our plans and assumptions. Important information about the bases for these plans and assumptions and certain factors that may cause our actual results to differ materially from these statements are contained below and in “Important Factors That May Affect Future Results” beginning on page 16.

Business Overview

Historically, our core business focus has been to provide computer aided design, manufacturing and engineering (MCAD) solutions to customers through our flagship Pro/ENGINEER® design software, and we continue to provide our customers with industry-leading engineering solutions based on this software. Additionally, we believe that there is growing demand for collaborative product commerce (CPC) solutions from manufacturers who, in order to stay competitive, must deliver more custom-tailored goods faster and at lower prices while relying more than ever before on geographically dispersed and dynamic supply chains. CPC solutions include software and services that utilize Internet technologies to permit individuals—regardless of their role in the commercialization of a product, the computer-based tools they use, or their location geographically or in the supply chain—to collaboratively design, develop, build and manage products throughout their entire lifecycle. In 1998, we introduced our web-based Windchill® information management and collaboration software which works across the complete product lifecycle, from product planning and design through manufacturing, distribution and retirement. In 2001, we announced a plan to introduce a series of solutions that utilize the web-based Windchill architecture, point solutions, each designed to address business-critical functions of leading manufacturing organizations worldwide. In the second quarter of 2001, we introduced the first of these solutions, Windchill ProjectLink™, a web-based workspace that advances the ability of geographically and organizationally dispersed project teams to collaborate on highly iterative design projects. In the fourth quarter of 2001, we introduced Windchill PartsLink™, a web-based interactive product catalog solution, that gives suppliers of electronic and mechanical products the ability to publish and distribute technical product information, including product design data, directly to their customers in an interactive, web-based catalog environment. These two solutions are part of our overall Windchill solutions strategy to provide a complete portfolio of CPC solutions that address specific business challenges that occur at various points in the product lifecycle.

In the third quarter of 2000, we created separate Windchill and MCAD solutions business units with overall responsibility for our different product lines. The Windchill solutions business unit is responsible for producing the product content, collaboration and sourcing services we provide to the CPC market. The MCAD solutions business unit is responsible for the Pro/ENGINEER product line as well as other applications within our MCAD suite of engineering solutions.

In order to capitalize on existing synergies, while continuing individual solution development, we are implementing initiatives to unify our two business units under a common product strategy. In line with this strategy, both business units, including research and development, product marketing, and operations will report to a newly named Chief Technology Officer, responsible for the strategic vision and execution of our MCAD and Windchill solutions business units. As part of this effort, early in the fourth quarter of 2001, we announced Pro/COLLABORATE™, a service to active Pro/ENGINEER customers based on Windchill ProjectLink. The service allows engineers to share information and actively collaborate across the design chain in a hosted application environment. The service is intended to further differentiate Pro/ENGINEER from competitive MCAD offerings and to provide Pro/ENGINEER users with a sample of the functionality available through our Windchill solutions software.

All of our solutions continue to be distributed primarily through our direct sales force. Our direct sales force, which is aligned along major and primary accounts, has been separated into geographic divisions for the domestic market and for sales outside the United States. Our indirect distribution channel has also been broadened over the last nine months through alliances with system integrators, resellers and other strategic partners. The system integrator partners have begun to work in tandem with our direct sales force to locate and target potential CPC opportunities. We have also increased the number of distributors for our MCAD solutions to provide greater geographic coverage and specialized focus on discrete products. While we do not expect these distributor relationships to have any significant immediate impact, we expect the broadening of our distribution channel will, over time, yield greater market penetration.

Results of Operations

The following is an overview of our results of operations in the third quarter:

•
Total revenue was $229.1 million for the third quarter of 2001 compared to $227.3 million for the third quarter of 2000. Total revenue was $709.2 million for the first nine months of 2001 compared to $693.4 million for the first nine months of 2000.

•
Our year-over-year third quarter revenue increased 0.8%, reflecting a 1.9% decrease in software license revenue and a 2.6% increase in service revenue. Our year-over-year nine month revenue increased 2.3%, reflecting a 5.1% increase in software license revenue and a 0.4% increase in service revenue.

•
Windchill revenue increased to $55.6 million for the third quarter of 2001 from $45.5 million in the third quarter of 2000. Windchill revenue increased to $161.3 million for the first nine months of 2001 from $123.1 million in the first nine months of 2000.

•
MCAD revenue was $173.5 million in the third quarter of 2001 compared to $181.8 million in the third quarter of 2000. MCAD revenue was $547.8 million in the first nine months of 2001 compared to $570.3 million for the first nine months of 2000.

•
In the third quarter of 2001, we incurred nonrecurring charges of $3.8 million. In the first nine months of 2001, we incurred nonrecurring charges of $10.0 million and a write-down of investments of $8.7 million. In the third quarter and first nine months of 2000, we incurred nonrecurring charges of $21.5 million.

•
Net loss was $2.7 million for the third quarter of 2001 compared to a net loss of $15.4 million for the third quarter of 2000. Net income was $16.7 million for the first nine months of 2001 compared to a net loss of $10.9 million for the first nine months of 2000.

•
Pro forma net income, which excludes amortization of goodwill and intangible assets, nonrecurring charges and write-down of investments, decreased $0.4 million to $6.7 million for the third quarter of 2001 and increased $24.9 million to $50.1 million for the first nine months of 2001 from the comparable periods in 2000.

The following table shows certain consolidated financial data as a percentage of our total revenue for the third quarter and first nine months of 2000 and 2001.

	Three months ended		Nine months ended
	July 1, 2000	June 30, 2001	July 1, 2000	June 30, 2001
Revenue:
License	39%	38%	41%	42%
Service	61	62	59	58

Total revenue	100	100	100	100

Costs and expenses:
Cost of license revenue	2	2	2	2
Cost of service revenue	25	26	25	25
Sales and marketing	46	43	45	40
Research and development	16	17	15	16
General and administrative	8	8	8	8
Amortization of goodwill and other intangible assets	4	4	4	4
Nonrecurring charges	9	2	3	1

Total costs and expenses	110	102	102	96

Operating income (loss)	(10)	(2)	(2)	4
Other income, net	1	—	—	—
Write-down of investments	—	—	—	(1)

Income (loss) before income taxes	(9)	(2)	(2)	3
Provision for (benefit from) income taxes	(2)	(1)	—	1

Net income (loss)	(7)%	(1)%	(2)%	2%

Pro forma, excluding amortization of goodwill and intangible assets, nonrecurring charges and write-down of investments:
Operating income	4%	4%	5%	10%
Net income	3%	3%	4%	7%

Revenue

Total Revenue

Our revenue consists of software license revenue and service revenue. Overall, our total revenue increased 1% and 2% for the third quarter and first nine months of 2001 compared to the corresponding periods in 2000, respectively. Total quarter-over-quarter revenue growth was primarily a result of increases in our Windchill solutions revenue partially offset by decreases in MCAD solutions revenue. Total revenue growth for the first nine months of 2001 was primarily a result of increases in our Windchill solutions revenue partially offset by decreases in MCAD solutions service revenue. Our service revenue is derived from the sale of software maintenance contracts and the performance of training and consulting services. Service revenue, which has a lower gross profit margin than license revenue, accounted for 62% and 58% of total revenue in the third quarter and first nine months of 2001 compared to 61% and 59% of total revenue in the third quarter and first nine months of 2000, respectively. Total revenue in the third quarter of 2001 was adversely affected by increased weakness in the global manufacturing economy and the impact of the strong dollar overseas.

We derived 57% of our total revenue from sales to international customers in both the third quarter and first nine months of 2001 compared to 63% and 60% of our total revenue in the third quarter and first nine months of 2000, respectively. The decrease in international revenue as a percentage of overall revenue is a result of increased revenue in the North America region and from decreased international revenue due in part to weakness in demand due to weakening economic conditions in Europe and Asia and to unfavorable foreign currency rate fluctuations from corresponding periods in 2000.

                           [BAR CHART APPEARS HERE]

                                                 First 9        First 9
                      Q3 2000       Q3 2001    Months 2000    Months 2001

North America           83.5         99.5         275.4          308.0
Europe                  89.9         80.0         264.4          236.6
Asia/Pacific            53.9         49.5         153.7          164.6

REVENUE BY GEOGRAPHY (IN MILLIONS)

Windchill Solutions Revenue

Total revenue from our Windchill solutions grew 22% and 31% for the third quarter and first nine months of 2001 compared to the third quarter and first nine months of 2000, respectively. As a result of our expanded focus on providing CPC solutions, license revenue for our Windchill software increased 3% and 16% for the third quarter and first nine months of 2001 compared to the corresponding periods in 2000, respectively, and service revenue increased 42% and 48% for the third quarter and first nine months of 2001 compared to the corresponding periods in 2000, respectively. While we continue to derive our license and service revenue primarily from our MCAD solutions, our Windchill solutions are continuing to comprise an increasing percentage of revenue. In order to meet what we believe is a large market opportunity for overall CPC solutions, we have channeled, over the past two years, significant resources into the Windchill product line. Moreover, due to our growing installed customer base for our Windchill solutions, Windchill solutions related service revenue has increased in both absolute terms and as a percentage of overall service revenue. This emphasis on larger, more enterprise-wide solutions has, however, resulted in longer and less predictable sales cycles and more complex service engagements.

In order to most effectively utilize and deploy the resources needed to distribute and implement Windchill solutions, we have started to develop and introduce Windchill based point solutions and have entered into business relationships with leading system integrators and other strategic consultants. While the growth of our system integrators’ CPC practices may adversely impact our Windchill service revenue, we believe that these initiatives will best serve to expand the coverage of our Windchill software and provide the necessary expertise for its implementation and support.

MCAD Solutions Revenue

Total revenue from our MCAD solutions decreased 5% and 4% for the third quarter and first nine months of 2001 compared to the corresponding periods in 2000. Total license revenue for our MCAD solutions decreased 4% for the third quarter of 2001 and increased 2% during the first nine months of 2001 compared to the corresponding periods in 2000. Service revenue decreased 5% and 8% for the third quarter and first nine months of 2001 compared to the corresponding periods in 2000. Pro/ENGINEER unit sales decreased 5% in the third quarter of 2001 and for the first nine months has remained flat, compared to the corresponding periods in 2000, and the average selling price of this software increased 2% in both the third quarter and first nine months of 2001 compared to the corresponding periods in 2000. Reasons for relative flatness in MCAD revenue growth include: increased competition in the MCAD industry from native Windows®-based products offering more limited functionality at lower costs, our transfer of resources to our Windchill solutions, which reduced the sales capacity for the MCAD product line and contributed to a loss of market share for MCAD, a decline in large dollar license transactions with existing customers, weakness in the global manufacturing economy, the impact of the strong dollar overseas, and a decrease in service revenue attributable to a decline in license sales experienced in previous quarters.

As part of our efforts to improve profitability, over the past several quarters, we have entered into arrangements with over 150 worldwide distributors for our MCAD solutions. We expect the percentage of our MCAD products that we license through third-party distributors may increase in the future as we continue to enter into new reseller and other distribution agreements. In each of the last three fiscal years, we licensed over 90% of our products directly to end-user customers. The balance was licensed through third-party distributors, primarily Rand A Technology Corporation, our full service MCAD distributor.

Outlook

Looking forward, our overall performance will be dependent on our ability to successfully manage and improve our MCAD business while continuing to aggressively pursue growth opportunities through our Windchill solutions. Toward this end, we believe that our initiatives in unifying our business units under a common product strategy, expanding our alliances and indirect distribution channels, and developing Windchill-based point solutions will provide a foundation for success. However, we expect that the weakness in the global manufacturing economy will likely continue to impact our revenue by causing our customers to reduce or defer their expenditures for software or services. Accordingly, in light of the level of revenue in the third quarter of 2001, the weakness in the global manufacturing economy and our goal of profitability, we plan to reduce our existing cost structure, which will result in a charge to earnings being taken in the fourth quarter of 2001. The charge is anticipated to be in the range of $20-30 million, consisting primarily of a reduction of approximately 500 employees and associated facility costs. Additional factors affecting our revenues and operating results are identified under “Important Factors That May Affect Future Results” below.

Costs and Expenses

Costs and expenses, excluding nonrecurring charges, were $229.5 million this quarter and $227.8 million in the third quarter of 2000. Costs and expenses decreased 3% to $670.0 million in first nine months of 2001 compared to $688.4 million in the first nine months of 2000 due to our efforts to reduce our cost structure initiated during the third quarter of 2000 to improve profitability.

Cost of License Revenue

Our cost of license revenue consists of costs associated with reproducing and distributing software and documentation and the payment of royalties. Cost of license revenue was $4.7 million and $11.7 million, for the third quarter and first nine months of 2001, respectively, and $3.7 million and $12.5 million for the third quarter and first nine months of 2000, respectively. As a percentage of license revenue, cost of license revenue was 5% and 4% for the third quarter and first nine months of 2001, respectively, and 4% for both periods of 2000.

Cost of Service Revenue

Our cost of service revenue includes costs associated with training and consulting personnel, such as salaries and related costs and travel, and costs related to software maintenance, including costs incurred for customer support personnel and the release of maintenance updates. Cost of service revenue as a percentage of service revenue was 42% and 43% for the third quarter and first nine months of 2001, respectively, and 40% and 42% for the third quarter and first nine months of 2000, respectively. This increase reflects our continued investment in the staffing necessary to support our new product offerings, principally our Windchill solutions, and our continued expansion over the last nine months of our systems integrator alliances.

Sales and Marketing

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, travel and facility costs. These costs decreased 5% and 10% in the third quarter and first nine months of 2001, respectively, compared to the corresponding periods in 2000, primarily due to our reorganization into business units in the third quarter of 2000 and the implementation of our strategy to broaden our indirect distribution channel through alliances with systems integrators, resellers and other strategic partners. While total sales and marketing employees increased slightly from 1,742 at July 1, 2000 to 1,757 at June 30, 2001, the decrease in sales and marketing expenses is due to lower average headcount levels during the third quarter and first nine months of 2001 versus comparable periods in 2000.

Research and Development

Our research and development expenses consist principally of salaries and benefits, expenses associated with product translations, costs of computer equipment used in software development and facility expenses. These costs increased 6% and 3% in the third quarter and first nine months of 2001, respectively, compared to the corresponding periods in 2000. Total research and development employees increased 6% from 1,176 at July 1, 2000 to 1,273 at June 30, 2001.

General and Administrative

Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources and administrative functions. These costs increased 4% and 6% in the third quarter and first nine months of 2001, respectively, compared to the corresponding periods in 2000. This increase reflects our continued investment in information technology infrastructure, investments in business process improvements and costs associated with supporting service revenue, which have been increasing as a proportion of our total revenue.

Amortization of Goodwill and Other Intangible Assets

These costs represent the amortization of intangible assets acquired, including developed technology, goodwill, customer lists, assembled work force and trade names. Amortization of goodwill and other intangible assets as a percentage of total revenue was 4% for the third quarters and first nine months of both 2001 and 2000.

Nonrecurring Charges and Write-down of Investments

In the third quarter of 2001, we recorded nonrecurring charges of $3.8 million, associated with a reduction in workforce to reduce our cost structure and improve profitability. The nonrecurring charge is comprised of $3.8 million for severance and termination benefits of approximately 100 people who were notified or terminated during the third quarter of 2001. Amounts not yet paid at June 30, 2001 related to the third quarter of 2001 nonrecurring charge were $1.8 million and are expected to be paid within the next six months.

In the second quarter of 2001, we recorded nonrecurring charges of $6.1 million, primarily associated with a write-down of assets related to a focus shift in our content aggregation business. The nonrecurring charge includes $4.0 million of impairment charges for purchased software and other intangible assets and $2.1 million of costs to transition that business. Additionally, we recorded an $8.7 million write-down on several equity investments that had been carried at cost to reflect recent, other than temporary, declines in valuation and an unsettled near-term market outlook. Of the $14.8 million of nonrecurring charges and write-down of investments, $12.7 million was non-cash related. Amounts not yet paid at June 30, 2001 related to the second quarter of 2001 nonrecurring charge were $1.3 million and are expected to be paid within the next six months.

In the third quarter of 2000, we recorded a $21.5 million nonrecurring charge primarily associated with our reorganization into business units and with the development and execution of management’s plans to reduce our cost structure and improve profitability. The nonrecurring charge was comprised of $11.9 million for severance and termination benefits of approximately 280 people who were notified or terminated during the third quarter of 2000 and $9.6 million for facility consolidations. Of the $21.5 million nonrecurring charge, $19.2 million was utilized through the third quarter of 2001. Amounts not yet paid at June 30, 2001 related to the third quarter of 2000 nonrecurring charge were $2.3 million and are expected to be paid within the next twelve months.

Other Income, Net

Our other income, net includes interest income, interest expense, costs of hedging contracts, the gain or loss from the translation of results for subsidiaries for which the U.S. dollar is the functional currency and other charges incurred in connection with financing customer contracts. For the third quarter and first nine months of 2001, we reported other income of $0.4 million and $3.0 million compared to $0.7 million and $1.7 million for the third quarter and first nine months of 2000. The increase in the first nine months of 2001 is due primarily to lower charges incurred in connection with financing customer contracts, partially offset by higher hedging related costs.

Income Taxes

Our effective tax rate was 29% for both the third quarter and first nine months of 2001 and 28% and 26% for the third quarter and first nine months of 2000, respectively. The difference between our effective tax rate and the statutory federal income tax rate of 35% was due primarily to lower foreign effective tax rates and the use of the net operating losses of Computervision Corporation, which we acquired in 1998, partially offset by the non-deductibility of certain acquisition and nonrecurring charges.

Employees

The number of worldwide employees was 4,860 at June 30, 2001 compared to 4,830 at July 1, 2000.

Liquidity and Capital Resources

Our operating activities, the proceeds from our issuance of stock under employee stock plans and existing cash and investments provided sufficient resources to fund our employee base, capital asset needs, stock repurchases, acquisitions and financing needs in the first nine months of both 2001 and 2000.

As of June 30, 2001, cash and investments totaled $281.5 million, down from $375.1 million at September 30, 2000. The primary reasons for the decrease in cash and investments during the first nine months of 2001 were $111.7 million for the repurchase of treasury stock, $52.4 million in expenditures to acquire property and equipment and other intangible assets, partially offset by cash generated from operating activities of $54.8 million and proceeds from the issuance of common stock under our stock plans of $18.7 million. Our investment portfolio is diversified among security types, industries and individual issuers. Our investments are generally liquid and investment grade. The portfolio is primarily invested in short-term securities to minimize interest rate risk and to facilitate rapid deployment in the event of immediate cash needs.

In the first nine months of 2001, cash generated from operating activities was $54.8 million, including $29.4 million generated from net income and the non-cash portion of the nonrecurring charge and write-down of investments. In the first nine months of 2001, cash utilized from assets and liabilities was $31.7 million, including $20.5 million utilized for deferred revenue, $16.6 million for other current and noncurrent assets and $2.4 million for income taxes, partially offset by cash generated of $3.8 million for accounts payable and accrued expenses, $2.9 million for accounts receivable and $1.0 million for accrued compensation and severance.

In the first nine months of 2001, we acquired $50.7 million of capital equipment compared to $30.8 million for the corresponding period in 2000. The capital expenditures in the first nine months of 2001 include approximately $28.2 million primarily for tenant improvements and furniture and fixtures related to the new facility. Most of the required tenant improvement and furniture and fixture capital expenditures related to the new facility were incurred in the first six months of 2001. The remaining expenditure for the first nine months of 2001, and the entire amount for the first nine months of 2000, consisted principally of computer equipment, software and office equipment. We utilized $93.0 million of cash for financing activities during the first nine months of 2001, which was comprised of $111.7 million for the repurchase of 9.1 million shares of common stock, partially offset by $18.7 million from the issuance of common stock under our stock plans. Through June 30, 2001, we had repurchased 27.8 million of the 40.0 million shares authorized by the Board of Directors to be repurchased under our repurchase program. The repurchased shares under the repurchase program will be used for stock option exercises, employee stock purchase plans and acquisitions. The level of repurchases during the remainder of 2001 will be determined by management.

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

Important Factors That May Affect Future Results

The following are some of the factors that could affect our future results. They should be considered in connection with evaluating forward-looking statements contained in this Quarterly Report on Form 10-Q and otherwise made by us or on our behalf, because these factors are among those that could cause actual results and conditions to differ materially from those projected in forward-looking statements.

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

General economic conditions may impact our results

Our revenue growth and profitability depends on the overall demand for software and related services. This demand can be adversely affected by unfavorable economic conditions, as customers reduce or defer spending on information technology improvements. We may be especially prone to this as a result of the relatively large license transactions we have historically relied upon. Accordingly, general economic and business conditions may affect our future operating results. If the recent unfavorable economic conditions continue, the economic slowdown has the potential to materially and adversely affect us. A softening of demand for software caused by a prolonged slowdown of the economy would result in decreased revenue or lower revenue growth rates.

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

•	our ability to manage and improve the performance of our MCAD and Windchill businesses;

•	our ability to unify our two business units under a common product strategy and capitalize on existing synergies;

•
our ability to appropriately allocate and implement cost cutting measures, including our planned reduction in workforce, while both minimizing disruption and maintaining adequate resources for effective and coordinated organizational performance;

•	the success of our sales force reorganization initiatives, including:

—the effectiveness of our organizational sales model,

—the ability of our sales reps to learn and sell our products, and

—Rands’ and other distributors’ ability to perform successfully in the MCAD arena;

•	our ability to anticipate and meet evolving CPC customer requirements and successfully deliver products and services at an enterprise level;

•	our ability to broaden indirect distribution channels through alliances with systems integrators, resellers, strategic partners and application service providers;

•	our ability to develop Windchill point solutions, such as Windchill ProjectLink and Windchill PartsLink; and

•	our ability to identify and penetrate additional industry sectors that represent growth opportunities.

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

We continue to enhance our existing products by releasing updates. Our competitive position and operating results could suffer if:

•	we fail to anticipate or to respond adequately to customer requirements or to technological developments, particularly those of our competitors;

•	we delay the development, production, testing, marketing or availability of new or enhanced products or services;

•	customers fail to accept such products or services; or

•	we fail to execute our common product strategy initiative.

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

III. Windchill/CPC Technology-Related Considerations

We are attempting to capitalize on a web-based, business-to-business market opportunity known as collaborative product commerce (CPC). It may be that our assumptions about the CPC market opportunity are wrong, which could adversely affect our results

We have identified CPC as a new market opportunity for us, and have devoted significant resources toward capitalizing on that opportunity. CPC solutions include software and services that utilize Internet technologies to permit employees, customers, suppliers and others to collaboratively develop, build and manage products throughout their entire lifecycle. Because the market for software products that allow companies to collaborate on product information on an enterprise-wide level is newly emerging and because companies have not traditionally linked customers and suppliers in this process directly, we cannot be certain as to the size of this market, whether it will grow, or whether companies will elect to utilize our products rather than attempt to develop applications internally or through other sources.

In addition, companies that have already invested substantial resources in other methods of sharing product information in the design-through-manufacture process may be reluctant to adopt a new approach that may replace, limit or compete with their existing systems or methods. We expect that we will continue to need to pursue intensive marketing and sales efforts to educate prospective customers about the uses and benefits of our products, which may be materially more costly than we anticipate. Demand for and market acceptance of our products will be affected by the success of these efforts.

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

The software is still relatively new and evolving. Implementing a Windchill software solution on an enterprise level takes longer and requires greater expertise than does installing our other products. If our customers cannot successfully deploy large-scale implementation projects or if they determine that we or our partners are unable to accommodate large-scale deployments, our operating results may be adversely affected. We are also pursuing a strategy to provide a series of Windchill based point solutions designed to address business challenges in the product cycle. These solutions are designed to be easily deployed. If we are unable to provide these solutions or are unable to meet customer expectations, our overall Windchill revenue may be adversely impacted.

Further, our Windchill software must integrate with existing computer systems and software programs used by our customers and their partners. Because we are one of the first companies to offer a CPC solution, many customers will be facing these integration issues for the first time, particularly in the context of collaborating with members of the extended enterprise, including customers and supply chain partners. Our customers could become dissatisfied with our products or services if integrations prove to be difficult, costly or time consuming, and our operating results may be adversely affected.

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

Our Windchill based solutions may be hosted by PTC or by third parties and customers may experience performance problems, data interruptions or delays as a result of service interruptions.

Our Windchill based software solutions (such as Windchill ProjectLink, Windchill PartsLink and Pro/COLLABORATE), when hosted are accessed by a customer over the Internet. In this hosted environment, the Windchill software and customer data reside and operate on either PTC’s or a third party’s hosting servers and associated networks. Service level dissatisfaction, delays or interruptions in service, data integrity faults or other problems with the performance of the hosting service could adversely affect our relationship with our customers, which could have an adverse effect on our business. When these hosting services are provided by third party information technology providers, our ability to address customer issues is lessened.

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

Our Windchill ProjectLink and Windchill PartsLink solutions provide CPC capabilities on Internet exchanges, portals and marketplaces. Accordingly, its success will be highly dependent upon the success of the Internet as a viable collaboration medium and on our successful development and integration of the technologies necessary to offer tools for exchanges, portals, and other forms of Internet marketplaces that are acceptable to customers and suitable for the evolving nature of the Internet.

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

In addition, our expanded focus on delivering web-based solutions may cause us to be viewed, in part, as an Internet company. Until the third quarter of 2000, the trading prices of Internet stocks in general were unusually high under conventional valuation standards such as price-to-earnings and price-to-sales ratios. Since then, they have experienced fluctuations unrelated or disproportionate to the operating performance of these companies. The trading prices and valuations of these stocks, and of ours, cannot be predicted. Negative changes in the public’s perception of the prospects of Internet or e-commerce companies, or of PTC as an Internet company, could depress our stock price regardless of our results.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The dismissal with prejudice of the class action litigation in which we were involved was reported in our Form 10-Q for the second quarter of 2001.

We are also subject to various legal proceedings and claims that arise in the ordinary course of business. We currently believe that resolving these matters will not have a material adverse impact on our financial condition or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1 Amendment #7 to the Consulting Agreement with Michael E. Porter dated May 16, 2001.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PARAMETRIC TECHNOLOGY CORPORATION

/S / EDWIN J. GILLIS
By:
Edwin J. Gillis
Executive Vice President, Chief Financial Officer and
Treasurer (Principal Financial Officer)

Date: August 14, 2001

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment #7 to the Consulting Agreement with Michael E. Porter dated May 16, 2001.