Form 10-K405
period 2001-09-30
PARAMETRIC TECHNOLOGY CORP
filed 2001-12-27
CIK 857005

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

                               -----------------

                ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended: September 30, 2001

                        Commission File Number: 0-18059

                               -----------------

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

                               -----------------

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

The aggregate market value of our voting stock held by non-affiliates was approximately $1,823,291,263 on October 31, 2001 based on the last reported sale price of our common stock on The Nasdaq Stock Market on that day. There were 260,537,639 shares of our common stock outstanding on that day.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held February 14, 2002 (2002 Proxy Statement) are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       PARAMETRIC TECHNOLOGY CORPORATION

                ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR 2001

                               Table of Contents

                                                                                                 Page
                                                                                                 ----
PART I.

Item 1.    Business.............................................................................   1

Item 1A.   Executive Officers of the Registrant.................................................   6

Item 2.    Properties...........................................................................   6

Item 3.    Legal Proceedings....................................................................   6

Item 4.    Submission of Matters to a Vote of Security Holders..................................   7

PART II.

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters................   7

Item 6.    Selected Financial Data..............................................................   7

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations   7

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk...........................  23

Item 8.    Financial Statements and Supplementary Data..........................................  24

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  24

PART III.

Item 10.   Directors and Executive Officers of the Registrant...................................  24

Item 11.   Executive Compensation...............................................................  25

Item 12.   Security Ownership of Certain Beneficial Owners and Management.......................  26

Item 13.   Certain Relationships and Related Transactions.......................................  26

PART IV.

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K......................  26
           Signatures...........................................................................  27
           Exhibit Index........................................................................  28

APPENDIX A

           Consolidated Financial Statements....................................................  F-1

           Notes to Consolidated Financial Statements...........................................  F-5

           Report of Independent Accountants.................................................... F-23

           Five Year Summary of Selected Financial Data......................................... F-24

           Quarterly Financial Information...................................................... F-24

                          Forward-Looking Statements

Statements in this Annual Report on Form 10-K about our anticipated financial results and growth, as well as about the development of our products and our markets, are forward-looking statements that are based on our current plans and assumptions. Important information about the basis for these plans and assumptions and certain factors that may cause our actual results to differ materially from these statements is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 7 below, and generally throughout this report.

                                    PART I


ITEM 1: Business
                                 Introduction

Parametric Technology Corporation (PTC), founded in 1985 and headquartered in Needham, MA, develops, markets and supports collaborative product development
(CPD) software solutions that help manufacturers improve the competitiveness of their products and product development processes. Our solutions, which include a suite of mechanical computer-aided design tools (our design solutions) and a range of Internet-based collaboration technologies (our collaboration and control solutions), enable manufacturing companies to create virtual computer based products (digital products), collaborate on designs within the enterprise and throughout the extended supply chain, and control the digital product information throughout the product lifecycle. This results in streamlined engineering processes, improved product quality, optimized product information management and reduced cost and time-to-market cycles. Our CPD software solutions are complemented by the strength and experience of our Global Services Organization, as well as our systems integrators and other strategic partners, who provide training, consulting, ancillary product offerings, implementation and support to customers worldwide.

Our CPD software and services solutions permit individuals--regardless of their roles in the commercialization of a product, the computer-based tools they use, or their location geographically or in the supply chain--to participate in and impact the product development process across the manufacturing value chain. Our design solutions provide our customers with industry-leading product development, manufacturing and engineering design tools. With our collaboration and control solutions we cover many smaller, previously isolated markets that address various phases of the product lifecycle, such as product data management (PDM), component and supplier management (CSM), visualization and digital mockup, enterprise application integration (EAI), program and project management, manufacturing planning and maintenance, repair and overhaul (MRO).

                             Products and Services

PTC has aligned its two business units under a common product strategy to meet the changing needs of manufacturers. The strategy allows PTC to capitalize on existing product synergies and offer fully leveraged solutions that enable the creation, collaboration and control of digital product information across the extended design chain.

DESIGN SOLUTIONS

Our family of engineering design software encompasses a broad spectrum of engineering disciplines essential to the development of virtually all manufactured products, ranging from consumer products to jet aircraft. Manufacturers compete on the basis of cost, time to market and product performance criteria, which are significantly affected by the quality and length of the product development process. These tools offer high-performance, fully integrated solutions available on all leading hardware platforms (including Windows(R) native solutions) that enable end-users to reduce their time to market and manufacturing costs for their products and to improve product quality by easily evaluating multiple design alternatives and sharing data with bi-directional associativity. Our design software suite includes our Pro/ENGINEER(R) family of solutions, as well as other products for design, surfacing, visualization, and analysis. Our design suite includes:

   Pro/ENGINEER(R)--our cornerstone mechanical design automation technology is based on the industry's most robust, parametric, feature-based solid modeler--enabling changes made during the design process to be associatively updated throughout the design. These features, along with its "Designed for Windows XP(R)" user-interface, allow companies to create more innovative, differentiated and functional products more quickly and easily than ever before.

   Pro/COLLABORATE(TM)--launched in 2001, a service for active Pro/ENGINEER customers based on PTC(R) ProjectLink(TM). The service allows engineers to share information and actively collaborate across the design chain in a hosted application environment. The service is intended to further differentiate Pro/ENGINEER from competitive design offerings and to provide Pro/ENGINEER users with a sample of the functionality available through our Windchill-based software solutions.

   Pro/MECHANICA(R)--our functional simulation software allows users to evaluate and optimize the mechanical performance of product designs in real-world situations, reducing the need for expensive physical prototypes and enhancing overall product quality.

   Pro/INTRALINK(R)--our workgroup management solution for product development using Pro/ENGINEER. It lets Pro/ENGINEER users facilitate design team collaboration and manages the power of Pro/ENGINEER associativity. Its dynamic collaborative environment supports the rapid and effective design approach of Pro/ENGINEER.

   Pro/DESKTOP(R)--our conceptual engineering solution which delivers industry proven modeling technology within an instantly familiar user interface and enables rapid and efficient capture of product design ideas. Associative interoperability with Pro/ENGINEER makes Pro/DESKTOP the perfect tool for engineers working together or within a collaborative design environment.

   Granite(TM) One--a licensable software development kernel based on the geometry, feature, graphics and data exchange capabilities at the core of Pro/ENGINEER. Granite One is an open platform that enables interoperability between CAD, CAM and CAE products.

COLLABORATION AND CONTROL SOLUTIONS

These offerings are a comprehensive set of business software technologies for collaboration and control throughout the product lifecycle. Built around the Windchill(R) federated, Net-native architecture, these offerings enable manufacturers to leverage the Internet in their product development and delivery process from conception through product retirement. These tools enable manufacturers to deliver innovative new products to market faster and manage the complexities of product development throughout an evolving supply chain.

Windchill(R) Enterprise

The Windchill Enterprise software solution set is highly customizable with core capabilities in:

   Collaboration. Provides an environment where businesses can share valuable product and process information throughout the extended enterprise, regardless of where that information resides or in what format it is.

   Product Planning. Enables businesses to meet the increasing demand for custom-tailored products while minimizing the overall number of product variations. This is accomplished by providing the means to define engineered-to-order products, supply customer-specific portals and easily identify existing variations for future reuse.

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

   Customization. Lets manufacturers create and deploy customized Windchill lifecycle applications allowing them to leverage their own internal processes and practices into a competitive advantage.

PTC(R) Solutions

In 2001, we announced a plan to introduce a family of interactive solutions that are designed to address specific business critical manufacturing functions. These solutions include pre-configured, fully integrated applications that utilize the Net-native Windchill architecture, as well as components of our Pro/ENGINEER design solutions. The solutions require little customization and can be implemented quickly. In calendar 2001, PTC launched three of these solutions:

   PTC(R) ProjectLink(TM)--our Net-native workspace tool that advances the ability of geographically and organizationally dispersed project teams to collaborate on highly iterative design projects.

   PTC(R) PartsLink(TM)--our interactive product catalog solution that gives suppliers of electronic and mechanical products the ability to publish and distribute technical product information, including product design models, directly to their customers in an interactive Net-native catalog environment.

   PTC(R) DynamicDesignLink(TM)--our collaborative application engineering solution that enables the interactive definition of semi-custom products. The product provides a manufacturer's application engineers, sales reps, distributors, dealers and even customers the ability to customize engineered products over the Web.

GLOBAL SERVICES ORGANIZATION

Our CPD solutions are complemented by our systems integrators, resellers and strategic partners, as well as our Global Services Organization, which is committed to providing the expertise needed to meet the consulting, implementation, education and technical support requirements of our customers--in seven major support centers and more than 70 educational facilities worldwide. Our Global Services Organization focuses on:

Education services offering expert, comprehensive and efficient training programs to customers and partners on our entire product line based upon PTC's Precision Learning formula. Programs can be tailored to the needs of each student and combine hands-on, web-based and classroom training and self-evaluation.

Consulting services designed to transform a company's business process into a competitive advantage by evaluating and recommending the strategy, process, tools and practices needed to create more productive engineering and information management environments, including long-range planning, process improvement, system implementation and product program strategies.

Technical support services providing fast, accurate answers to software and product development questions through a variety of global resources.

                              Product Development

In order for our CPD products to be competitive, we must provide our customers with new and innovative software and service solutions. As a result, we continue to spend on research and development, and we are regularly looking for opportunities to acquire new technologies suited to our customers' needs. We must also efficiently manage our development resources to ensure that the appropriate balance, based on both product development plans and customer demand, is reached between product lines.

Our ability to rapidly develop new design products is facilitated by the modular structure of our software code. This enables functional capabilities of existing products to be utilized by new software modules, thereby reducing the amount of new code required to develop additional products. The major benefit of this approach is rapid development of new functionality. Our Windchill technology expands the breadth of our offerings allowing a comprehensive CPD solution. Our industry is characterized by new technologies, including Internet-centric, Java-based, object-oriented software. The Windchill-based products depend upon these new technologies as well as certain licensed third-party technologies.

We work closely with our customers to define improvements and enhancements to be integrated into our products. Using this approach, customers become involved in the product design process to validate feasibility and to influence functionality early in the product life cycle. In addition, we maintain both hardware and software partner programs. These programs are designed to provide partners with access to our products and provide the mechanism and environment to facilitate the integration of complementary products with our product lines. Through our partner programs, members receive the tools necessary to build tightly integrated solutions that satisfy the various requirements of our customers.

Our fiscal year research and development expenses were $124.1 million in 1999, $143.8 million in 2000 and $148.9 million in 2001.

                              Sales and Marketing

We derived most of our revenue from products distributed directly by our sales force to our end-user customers. The remainder of our products are offered through third-party distributors and we also sell certain of our design products over the Internet. No single customer accounted for more than 10% of our revenue in any of the last three fiscal years.

Within our direct sales force, we have created geographic divisions focused on the Americas and on international sales. Within these geographic divisions there are both major and primary accounts focused units. The major accounts unit is further segmented into vertical industries based on regional characteristics. In addition, we continue to broaden our indirect distribution channel through alliances with systems integrators, resellers and other strategic partners. The systems integrators will work in tandem with our direct sales force to locate and target potential CPD opportunities. We have also signed agreements with over 150 resellers as distributors of our core engineering design products and intend to expand their breadth of product offerings. This program gives our resellers the rights to distribute certain products and their related maintenance services throughout North America, Europe and parts of Asia/Pacific.

Information about our foreign and domestic operations, and the risks thereof, may be found in Note L to the consolidated financial statements and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 7 below.

                                  Competition

Our CPD solutions compete in a relatively new industry, sometimes called collaborative product commerce (CPC), and there are a number of companies offering solutions that address specific functional areas covered by our CPD tools such as: Dassault Systemes, the former Structural Dynamics Research Corporation (SDRC), recently acquired by Electronic Data Systems (EDS), and MatrixOne for PDM solutions; Agile Software Corp., for bill of material management; i2 Technologies Inc. for part sourcing solutions; and Dassault Systemes and EDS for visualization and mock-up solutions. The market for our CPD solutions is also affected by companies that are developing these solutions in-house. In addition, larger, better-known enterprise-solution companies with established customers may enter the CPC market and offer more complete solutions. For example, SAP has begun to offer a "PLM" solution that controls product data within the larger framework of its ERP solution. In our traditional MCAD market, we compete most directly with products developed by Dassault Systemes and products developed by the former Unigraphics and SDRC (both of which have been acquired by EDS). For smaller manufacturing businesses, we, along with our resellers, compete with products from companies like Solidworks Corporation, a subsidiary of Dassault Systemes, and Autodesk, Inc.

                              Proprietary Rights

Our software products and our trademarks, including our company names, product names and logos, are proprietary. We protect our intellectual property rights in these items by relying on copyrights, trademarks, patents and common law safeguards, including trade secret protection, as well as restrictions on disclosures and transferability contained in our agreements with other parties. Despite these measures, there can be no assurance that the laws of all relevant jurisdictions will afford adequate protection to our products and other intellectual property. The software industry is characterized by frequent litigation regarding copyright, patent and other intellectual property rights.

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

PTC, the PTC Logo, Parametric Technology Corporation, The Product Development Company, Product Development Means Business, Create Collaborate Control, Pro/ENGINEER, Pro/DESKTOP, Pro/INTRALINK, Pro/MECHANICA, Granite, Windchill, PTC ProjectLink, PTC PartsLink, PTC DynamicDesignLink and all product names in the PTC product family are trademarks or registered trademarks of PTC or our subsidiaries in the United States and/or other countries.

                                    Backlog

We generally ship our products within 30 days after acceptance of a customer purchase order and execution of a software license agreement. A high percentage of our revenue has historically been generated in the third month of each fiscal quarter, and this revenue tends to be concentrated in the later part of that month. Accordingly, orders may exist at the end of a quarter that have not been shipped and not recognized as revenue. We do not believe that our backlog at any particular point in time is indicative of future sales levels.

                                   Employees

As of September 30, 2001, we had 4,533 employees, including 1,646 in sales, marketing and support activities; 1,243 in customer support, training and consulting; 478 in general and administration; and 1,166 in product development. Of these employees, 2,129 were located throughout the United States and 2,404 were located in foreign countries.

ITEM 1A: Executive Officers of the Registrant

Information about our executive officers is incorporated by reference from Part III, ITEM 10 of this Annual Report.

ITEM 2: Properties

We lease 149 offices in the United States and internationally through our foreign subsidiaries, predominately as sales and/or support offices and for development work. Of our total of approximately 1,352,000 square feet of leased facilities used in operations, approximately 724,000 square feet are located in the U.S. and 628,000 square feet are located in foreign countries. In December 1999, we sold land and certain improvements under construction and entered into a lease covering approximately 381,000 square feet of office space in Needham, Massachusetts to consolidate our Massachusetts facilities. Occupancy and rent began in December 2000 and the lease expires in December 2012, subject to certain renewal rights. Several of our leased facilities were acquired in our merger with Computervision, including 503,000 square feet of office space in Bedford, Massachusetts still under lease. Approximately 498,000 square feet is not used for our current operations and is primarily subleased to other entities. As described in Notes B and F to the consolidated financial statements, these facilities have been included in our restructuring provisions. We continue to engage in subleasing and early lease termination initiatives to employ alternate uses for these facilities. We believe that our facilities are adequate for our present needs.

ITEM 3: Legal Proceedings

Certain class action lawsuits were filed by shareholders in the fourth quarter of 1998 against us and certain of our current and former officers and directors in the U.S. District Court in Massachusetts claiming violations of the federal securities laws based on alleged misrepresentations regarding our anticipated revenue and earnings for the third quarter of 1998. An amended complaint, consolidating these lawsuits into one action, was filed in the second quarter of 1999, seeking unspecified damages. In the third quarter of 1999 we filed a motion to dismiss the consolidated action. On March 29, 2001, the U.S. District Court for the District of Massachusetts granted our motion to dismiss and entered an order dismissing the consolidated action with prejudice. The applicable appeal period has expired and the plantiffs have not appealed, which should conclude the litigation.

We are also subject to various legal proceedings and claims that arise in the ordinary course of business. We currently believe that resolving these matters will not have a material adverse impact on our financial condition or results of operations.

ITEM 4: Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the last quarter of fiscal 2001.

                                    PART II

ITEM 5: Market for Registrant's Common Equity and Related Stockholder Matters

Information with respect to this item may be found in the section captioned "Quarterly Financial Information" on page F-24 below.

On September 30, 2001, our common stock was held by 6,080 shareholders of record. We have not paid cash dividends on our common stock and have historically retained earnings for use in our business. We intend to review our policy with respect to the payment of dividends from time to time; however, there can be no assurance that any dividends will be paid in the future.

ITEM 6: Selected Financial Data

Information with respect to this item may be found in the section captioned "Five Year Summary of Selected Financial Data" on page F-24 below.

ITEM 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

                          Forward-Looking Statements

Statements in this Annual Report on Form 10-K about our anticipated financial results and growth, as well as about the development of our products and our markets, are forward-looking statements that are based on our current plans and assumptions. Important information about the basis for these plans and assumptions and certain factors that may cause our actual results to differ materially from these statements is contained below and in "Important Factors That May Affect Future Results" beginning on page 16. Unless otherwise indicated, all references to a year reflect our fiscal year that ends on September 30.

                               Business Overview

Historically, our core business focus has been to provide design solutions to customers through our flagship Pro/ENGINEER(R) design software, and we continue to provide our customers with industry leading engineering design solutions based on this software. We believe that there is a growing demand for collaborative product development (CPD) solutions from manufacturers who, in order to stay competitive, must deliver more custom-tailored goods faster and at lower prices while relying more than ever before on geographically dispersed and dynamic supply chains. CPD solutions include design/creation, collaboration and control software tools and services that utilize Internet technologies to permit individuals--regardless of their role in the commercialization of a product, the computer-based tools they use, or their location geographically in the supply chain--to collaboratively design, develop, build and manage products throughout their entire lifecycle. In 1998 we introduced our web-based Windchill(R) information management and collaboration software which works across the complete product lifecycle, from product planning and design through manufacturing, distribution and retirement. In 2001, we announced a plan to introduce a series of point solutions that utilize the web-based

Windchill architecture, each designed to address business-critical manufacturing functions. In the second quarter of 2001, we introduced the first of these solutions, PTC(R) ProjectLink(TM), a web-based workspace tool that advances the ability of geographically and organizationally dispersed project teams to collaborate on highly iterative design projects. In the fourth quarter of 2001, we introduced PTC(R) PartsLink(TM), a web-based interactive product catalog solution, that gives suppliers of electronic and mechanical products the ability to publish and distribute technical product information, including product design models, directly to their customers in an interactive, web-based catalog environment. In the first quarter of 2002, we introduced PTC(R) DynamicDesignLink(TM), a web-based collaborative application engineering solution that enables a manufacturer's application engineers, sales reps, distributors, dealers and even customers the ability to customize engineered products over the web. These three solutions are part of our overall PTC solutions strategy to provide a complete portfolio of CPD solutions that address specific business challenges that occur at various points in the product lifecycle. Further solutions are expected to follow in fiscal 2002.

In 2000, we reorganized ourselves into Windchill and MCAD business units in order to provide more discrete product line focus and accountability and to improve our overall profitability. In 2001, these business units were combined under a common product strategy in order to capitalize on existing synergies while continuing to maintain individual solution development. In line with this strategy, both business units, including research and development, product marketing, and operations, now report to our Executive Vice President, Software Products and Chief Technology Officer who is responsible for the strategic vision and execution of all of our solutions.

All of our solutions continue to be distributed primarily through our direct sales force. In tandem with our direct sales force, we utilize an inside sales group focused predominately on telesales and existing accounts. Our indirect distribution channel has been broadened over the last fiscal year through alliances with system integrators, resellers and other strategic partners. The system integrator partners have begun to work in tandem with our direct sales force to locate and target potential CPD opportunities. We have also increased the number of distributors for our design solutions to provide greater geographic coverage. While we do not expect these distributor relationships to have any significant immediate impact, we expect the broadening of our distribution channel will, over time, yield greater market penetration.

                             Results of Operations

The following is an overview of our results of operations for the last three years:

    . Total revenue was $1,057.6 million for 1999, $928.4 million for 2000 and $934.6 million for 2001.

    . Our year-over-year revenue decreased 12% from 1999 to 2000 and increased 1% from 2000 to 2001.

    . Windchill-based solutions revenue increased from $81.3 million in 1999 to $174.7 million in 2000 and to $213.9 million in 2001.

    . Design solutions revenue decreased from $976.3 million in 1999 to $753.7 million in 2000 and to $720.7 million in 2001.

    . Acquisition, nonrecurring charges and write-down of investments were $53.3 million in 1999, $21.5 million in 2000 and $52.9 million in 2001.

    . Amortization of goodwill and other intangible assets was $22.9 million in 1999, $38.4 million in 2000 and $37.9 million in 2001.

    . Net income (loss) was $119.3 million in 1999, ($4.0) million in 2000 and ($8.2) million in 2001.

    . Pro forma net income, which excludes the amortization of goodwill and intangible assets, acquisition and nonrecurring charges and write-down of investments, was $184.4 million in 1999, $38.9 million in 2000 and $57.1 million in 2001.

The following table shows certain consolidated financial data as a percentage of our total revenue for the last three years.

                                                                                      September 30,
                                                                                     -------------
                                                                                     1999 2000 2001
                                                                                     ---- ---- ----
Revenue:
   License..........................................................................  53%  41%  41%
   Service..........................................................................  47   59   59
                                                                                     ---  ---  ---
       Total revenue................................................................ 100  100  100
                                                                                     ---  ---  ---
Costs and expenses:
   Cost of license revenue..........................................................   1    2    2
   Cost of service revenue..........................................................  18   25   25
   Sales and marketing..............................................................  39   45   41
   Research and development.........................................................  12   15   16
   General and administrative.......................................................   6    8    8
   Amortization of goodwill and other intangible assets.............................   2    4    4
   Acquisition and nonrecurring charges.............................................   5    2    4
                                                                                     ---  ---  ---
       Total costs and expenses.....................................................  83  101  100
                                                                                     ---  ---  ---
Operating income (loss)                                                               17   (1)  --
   Interest income..................................................................   1    1    1
   Other expense, net...............................................................  (1)  --   (1)
   Write-down of investments........................................................  --   --   (1)
                                                                                     ---  ---  ---
Income (loss) before income taxes...................................................  17   --   (1)
   Provision (benefit) for income taxes.............................................   6   --   --
                                                                                     ---  ---  ---
Net income (loss)...................................................................  11%  --%  (1)%
                                                                                     ===  ===  ===
Pro forma, excluding amortization of goodwill and intangible assets, acquisition and nonrecurring charges and write-down of investments:

Operating income....................................................................  24%   6%   8%
Net income..........................................................................  17%   4%   6%

Revenue

Total Revenue

Our revenue consists of software license revenue and service revenue. Overall, our total revenue increased 1% in 2001 compared to 2000 after a decrease of 12% in 2000 compared to 1999. Total revenue in 2001 and 2000 reflects an increase in our total Windchill-based solutions revenue and a decrease in our total design solutions revenue. Total revenue was adversely affected by increased weakness in the global manufacturing economy and the impact of the strong dollar overseas.

We derived 56%, 59% and 56% of our total revenue from sales to international customers in 1999, 2000 and 2001, respectively. The decrease in international revenue as a percentage of overall revenue in 2001 is a result of increased revenue in the North America region and decreased international revenue due in part to weakness in demand as a result of weakening economic conditions in Europe and to unfavorable foreign currency rate fluctuations compared to 2000.

Total license revenue increased 1% in 2001 compared to 2000 and decreased 33% in 2000 compared to 1999. Service revenue, which is derived from the sale of software maintenance contracts and the performance of training and consulting services, accounted for 47% of total revenue in 1999 and 59% in both 2000 and 2001. Service revenue, which has a lower gross profit margin than license revenue, increased 1% in 2001 and 11% in 2000, primarily due to growth in our installed customer base and increased training and consulting services performed for Windchill-based solutions.

Windchill-based Solutions Revenue

Total revenue from our Windchill-based solutions grew 22% in 2001 compared to 2000 and 115% in 2000 compared to 1999. In order to meet what we believe is a large market opportunity for CPD solutions, we have channeled, over the past two years, significant resources into our Windchill technology. As a result of our expanded focus on providing CPD solutions, license revenue for our collaboration and control software increased 3% in 2001 compared to 2000 and 65% in 2000 compared to 1999. License revenue was adversely affected by the lack of larger customer commitments in the second half of fiscal 2001, reflecting the impact of the weakness in the global manufacturing economy. Service revenue increased 44% in 2001 compared to 2000 and 229% in 2000 compared to 1999. While we continue to derive our overall license and service revenue primarily from our design solutions, our collaboration and control solutions are continuing to comprise an increasing percentage of revenue. Moreover, due to our growing installed customer base for our Windchill-based solutions, related service revenue has increased in both absolute terms and as a percentage of overall service revenue. This emphasis on larger, more enterprise-wide solutions has, however, resulted in longer and less predictable sales cycles and more complex service engagements.

In order to most effectively deploy the resources needed to distribute and implement our collaboration and control solutions, we have started to develop and introduce Windchill-based point solutions targeted at specific business critical CPD processes. These point solutions will allow us to offer software solutions that can be both easily and quickly implemented. We have also entered into business relationships with leading system integrators and other strategic consultants. While these initiatives may limit opportunities for additional services revenue, we believe that offering such point solutions and entering into these relationships will best serve to expand the coverage of our CPD software solutions, generate additional license revenue and provide necessary expertise for their implementation and support.

Design Solutions Revenue

Total revenue from our mechanical and engineering software tools (our design solutions) decreased 4% in 2001 compared to 2000 and 23% in 2000 compared to 1999. Total license revenue for our design solutions remained flat in 2001 compared to 2000 and decreased 43% in 2000 compared to 1999. Service revenue decreased 7% in 2001 compared to 2000 and 1% in 2000 compared to 1999. Pro/ENGINEER software unit sales decreased by 1% in 2001 and 40% in 2000 and the average selling price of this software increased 1% in 2001 and decreased by 6% in 2000. Reasons for relative flatness in our design solutions revenue growth include: increased competition in the industry from native Windows(R)based products offering more limited functionality at lower cost, our transfer of resources to our Windchill-based solutions, which reduced the sales capacity for our design solutions product line and contributed to a loss of market share, a decline in large dollar license transactions with existing customers, weakness in the global manufacturing economy, the impact of the strong dollar overseas, and a decrease in service revenue attributable to a decline in license sales.

As part of our continued efforts to improve profitability, over the past several quarters we entered into arrangements with over 150 new distributors for our design solutions. We expect the percentage of our design solutions that we license through third-party distributors may increase in the future as we continue to enter into new reseller and other distribution agreements. In 1999 and 2000, we licensed over 90% and in 2001 we licensed approximately 87% of our products directly to end-user customers. The balance was licensed through third-party distributors. Concentration of credit risk with respect to trade receivables is not significant except for a receivable from our largest distributor, which accounts for 12% and 7% of total receivables as of September 30, 2000 and 2001, respectively.

                                    [CHART]

                 1999     2000     2001
US               464.4    378.6    408.4
EUROPE           390.0    341.9    308.5
ASIA/PACIFIC     203.2    208.0    217.7

Outlook

Looking forward, our overall performance will depend on our ability to successfully execute our common product strategy, including the ability to provide our customers with an integrated, rapidly deployable and easily usable suite of software solutions that enable creation, collaboration and control across the extended design chain with a proven return on investment. Our success also depends on other factors, including our ability to optimize our sales coverage through, among other things, employment of our systems integrator partners, resellers and inside sales teams, and our ability to improve customer satisfaction and build customer references. We believe that good progress was made on these initiatives in 2001 that will provide a foundation for success. We also expect, however, that the weakness in the global manufacturing economy will likely continue to impact our revenue by causing our customers to reduce or defer their expenditures for software or services. Additional factors affecting our revenues and operating results are identified under "Important Factors That May Affect Future Results" below.

Costs and Expenses

All cost and expense categories in 1999, 2000 and 2001 were impacted by the acquisition and/or nonrecurring charges taken in those periods. See Note B of "Notes to Consolidated Financial Statements". Our operating expenses are based on anticipated future revenue and are largely fixed for the short term. Given the lower than expected revenues, we reduced our headcount to 4,725 at the end of 2000 and to approximately 4,250 at the end of the first quarter of 2002. As a result, we recorded nonrecurring charges of $21.5 million in 2000 and $42.6 million in 2001 and we expect to incur an additional nonrecurring charge in the first quarter of 2002 of approximately $6 million to complete the restructuring initiatives commenced in the fourth quarter of 2001. These restructuring initiatives, partially offset by a planned increase in marketing programs, are expected to result in a fixed cost savings of approximately $60 million in 2002 (see "Nonrecurring Charges" below).

Costs and expenses, excluding amortization of goodwill and other intangible assets and acquisition and nonrecurring charges, increased 9% to $876.7 million in 2000 from $802.6 million in 1999 but decreased 2% to $857.1 million in 2001.

Cost of License Revenue

Our cost of license revenue consists of costs associated with reproducing and distributing software and documentation and the payment of royalties. Cost of license revenue was $16.5 million, $16.7 million and $15.7 million, for 1999, 2000 and 2001, respectively. Cost of license revenue as a percentage of license revenue was 3% for 1999 and 4% for both 2000 and 2001.

Cost of Service Revenue

Our cost of service revenue includes costs associated with training and consulting personnel, such as salaries and related costs and travel, and costs related to software maintenance, including costs incurred for customer support personnel and the release of maintenance updates. Cost of service revenue as a percentage of service revenue was 39%, 42% and 43% in 1999, 2000 and 2001, respectively. This increase reflects our continued investment in the staffing necessary to support our new product offerings, principally our Windchill-based solutions and our continued investment over the last year in our systems integrator alliances and programs.

Sales and Marketing

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, travel and facility costs. These costs increased 2% in 2000 and decreased 9% in 2001, primarily due to the implementation of our strategy to broaden our indirect distribution channel through alliances with systems integrators, resellers and other strategic partners. Total sales and marketing employees were 1,980 in 1999, 1,702 in 2000 and 1,646 in 2001. The higher costs in 2000 are due to the higher average cost per sales employee, as we are hiring a more experienced CPD-focused sales force. International sales and marketing expenses represented 57% in 1999, 58% in 2000 and 51% in 2001 of total sales and marketing expenses.

Research and Development

Our research and development expenses consist principally of salaries and benefits, expenses associated with product translations, costs of computer equipment used in software development and facility expenses. Compared to the prior years, research and development expenses increased 16% in 2000 and 4% in 2001. The increase in 2000 and 2001 is primarily attributable to our continued investment in Windchill-based solutions, as well as our InPart, Division and auxilium acquisitions in 1999.

General and Administrative

Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources and administrative functions. These costs increased 13% in 2000 and 5% in 2001. This increase reflects our continued investment in information technology infrastructure, investments in business process improvements and costs associated with supporting service revenue, which have been increasing as a proportion of our total revenue.

                                    [CHART]

                                 1999    2000    2001
Cost of license revenue          16.5    16.7    15.7
Cost of service revenue          191.1   228.3   236.8
Sales and marketing              407.9   416.7   380.9
Research and development         124.1   143.8   148.9
General and administrative       62.9    71.3    74.7
Amortization of goodwill and
  intangible assets              22.9    38.4    37.9
Acquisition and nonrecurring
  charges                        53.3    21.5    42.6

Amortization of Goodwill and Other Intangible Assets

These costs represent the amortization of intangible assets acquired, including developed technology, goodwill, customer lists, assembled work force and trade names. Amortization of goodwill and other intangible assets as a percentage of total revenue was 2% in 1999 and 4% in both 2000 and 2001. The increase in amortization of $15.5 million in 2000 compared to 1999 resulted principally from our 1999 acquisitions of InPart, Division and auxilium.

Acquisitions

InPart. In October 1998, we purchased InPart Design, Inc., a developer of DesignSuite, a Web-based repository of 3D mechanical component data, as well as the developer of enterprise software applications focused on Web-based component and supplier management, which was founded in 1996. We allocated the purchase price of $38.1 million to the assets acquired and liabilities assumed based on our estimate of fair value. The values assigned included $741,000 for net liabilities assumed, $10.6 million for purchased in-process R&D and $5.7 million for other intangible assets. The excess purchase price over the amounts allocated to assets acquired and liabilities assumed was recorded as goodwill of $22.5 million.

Division. In March 1999, we purchased Division Group plc, a developer of enterprise product data visualization, simulation and integration tools. We allocated the purchase price of $48.1 million to the assets acquired and liabilities assumed based on our estimates of fair value. The values assigned included $555,000 for net assets acquired, $9.0 million for purchased in-process R&D and $8.8 million for other intangible assets. The excess purchase price over the amounts allocated to assets acquired and liabilities assumed was recorded as goodwill of $29.8 million.

auxilium. In March 1999, we purchased auxilium inc., a developer of Web-based software tools for the integration of legacy systems, databases and applications, which was founded in 1997. We allocated the purchase price of $101.7 million to the assets acquired and liabilities assumed based on our estimates of fair value. The values assigned included $182,000 for net liabilities assumed, $18.6 million for purchased in-process R&D and $12.3 million for other intangible assets. The excess purchase price over the amounts allocated to assets acquired and liabilities assumed was recorded as goodwill of $70.9 million.

In the opinion of management, the purchased in-process R&D for the acquisitions of InPart, Division and auxilium had not yet reached technological feasibility and had no alternative future use. Accordingly, we recorded nonrecurring charges of $10.6 million in the first quarter of 1999 related to InPart and $27.6 million in the second quarter of 1999 related to Division and auxilium. The values assigned to purchased in-process R&D were determined by identifying research projects for which technological feasibility had not been established. The values of the purchased in-process R&D were determined by estimating the stage of completion, including consideration of the complexity of the work completed, the costs incurred and the projected costs to complete, the contribution of any core technology and other acquired assets and the projected product introduction dates, estimating the resulting net cash flows from the products developed and discounting the net cash flows back to their present value.

The net cash flows also considered net working capital requirements and capital spending needs related to the purchased in-process technology. The rates used to discount net cash flows for the purchased in-process technology to its present value for the InPart (28%), Division (25%) and auxilium (26% to 30%) acquisitions were based on the weighted average cost of capital and took into account the uncertainty surrounding the successful development of the purchased in-process technology for each acquisition. The InPart, Division and auxilium technology are integrated into our Windchill-based solutions products.

Nonrecurring Charges

In 1999, we reorganized our sales force and, in connection with this action, incurred nonrecurring charges of $9.0 million for the severance and termination benefits of approximately 320 people who were terminated during 1999 in connection with the integration of our sales and related support groups. All amounts related to terminated employees were paid in 1999. In 1999, we also incurred a nonrecurring charge of $1.4 million for the consolidation of certain excess leased facilities and we recorded an impairment loss of $4.7 million on certain intangible assets related to our industrial design (CDRS) activities. Due to acquisitions and the development of new technology, the carrying value of these assets was impaired.

In the third quarter of 2000, we recorded nonrecurring charges of $21.5 million, primarily associated with the reorganization of the company into business units and with the development and execution of plans to reduce our cost structure and improve profitability. The nonrecurring charge is comprised of $11.9 million for severance and termination benefits of approximately 280 people who were terminated during the third quarter of 2000 and $9.6 million for facility consolidations. Amounts not yet paid at September 30, 2001 related to the nonrecurring charge were $1.8 million for facilities and are expected to be paid within the next twelve months.

In the second quarter of 2001, we recorded nonrecurring charges of $6.1 million, primarily associated with a write-down of assets related to a focus shift in our content aggregation business. The non-cash portion of this nonrecurring charge is $4.0 million. Amounts not yet paid at September 30, 2001 related to the nonrecurring charge were $1.0 million and are expected to be paid within the next twelve months.

In the third quarter of 2001, we recorded nonrecurring charges of $3.8 million, primarily associated with a reduction in force to reduce our cost structure and improve profitability. The nonrecurring charge is comprised of

$3.8 million for severance and termination benefits of approximately 100 people who were notified or terminated during the third quarter of 2001. Amounts not yet paid at September 30, 2001 related to the nonrecurring charge were $500,000 for severance and are expected to be paid within the next twelve months.

In the fourth quarter of 2001, we recorded nonrecurring charges of $32.6 million, primarily associated with a further reduction in force to reduce our cost structure and improve profitability. The nonrecurring charge is comprised of $21.8 million for severance and termination benefits of approximately 620 people who were notified or terminated during the fourth quarter of 2001 and $10.8 million primarily for facility consolidations. Amounts not yet paid at September 30, 2001 related to the nonrecurring charge were $26.2 million. We expect to pay approximately $20.0 million within the next twelve months.

Write-down of Investments

In 2001, we recorded a $10.4 million write-down on several equity investments to reflect other than temporary declines in valuation and an unsettled near-term market outlook. At September 30, 2000 and 2001, equity investments included in other long-term assets were $12.4 million and $2.0 million, respectively.

Interest Income

Interest income relates to the earnings on the investment of our excess cash balances in various financial instruments. The 24% decrease in interest income in 2001 compared to 2000 resulted primarily from lower average cash balances. The 17% increase in interest income in 2000 compared to 1999 resulted primarily from higher average annual yields and higher average cash balances.

Other Expense

A large portion of our revenue and expenses is transacted in foreign currencies. In order to reduce our exposure to fluctuations in foreign exchange rates we routinely engage in hedging transactions involving the use of foreign currency forward contracts and, from time-to-time, foreign currency option contracts primarily in euro and Asian currencies. Our other expense includes the costs of the hedging contracts, the gain or loss from the translation of results for subsidiaries for which the U.S. dollar is the functional currency and other charges, primarily related to financing costs. See ITEM 7A below and Note A of "Notes to Consolidated Financial Statements."

Income Taxes

Our effective tax rate was 34% in 1999, (21)% in 2000 and (24)% in 2001. The lower effective tax rate in 1999 from the statutory federal tax rate of 35% resulted primarily from the use of Computervision net operating losses, partially offset by the non-deductibility of certain acquisition-related charges and foreign net operating losses which could not be benefited. The reduced effective tax rate benefit in 2000 resulted primarily from the non-deductibility of certain acquisition-related amortization and foreign net operating losses which could not be benefited. The reduced effective tax rate benefit in 2001 resulted primarily from the non-deductibility of certain acquisition-related amortization and foreign net operating losses and tax credit carryforwards which could not be benefited, partially offset by a decrease in deferred tax liabilities related to foreign subsidiaries.

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

As of September 30, 2001, cash and investments totaled $249.1 million, down from $375.1 million at September 30, 2000. The decrease in cash and investments during 2001 consisted of $131.7 million for the repurchase of treasury stock and $64.4 million in expenditures to acquire property and equipment and other intangible assets partially offset by cash generated from operating activities of $51.1 million and proceeds from the issuance of common stock under our stock plans of $24.2 million. Cash expenditures for nonrecurring charges were $34.2 million in 1999, $30.3 million in 2000 and $24.4 million in 2001. Cash generated from operating activities was $150.8 million in 1999, $51.9 million in 2000 and $51.1 million in 2001. In 2001, the cash generated from operating activities consisted of $82.6 million of net income before depreciation and amortization and the non-cash portion of the nonrecurring charges and write-down of investments, partially offset by $31.5 million of cash utilized from assets and liabilities.

In December 1999, we sold land and certain improvements under construction for $30.8 million and entered into an operating lease covering approximately 381,000 square feet of office space in Needham, Massachusetts to consolidate our Massachusetts facilities. The lease expires in December 2012, subject to certain renewal rights.

In 1999, 2000 and 2001 we acquired $59.4 million, $39.8 million and $64.4 million, respectively, of capital equipment and other intangible assets. The capital expenditures for 2001 include approximately $28.2 million, primarily for tenant improvements and furniture and fixtures related to our facility consolidation in Massachusetts. The remaining expenditures consisted primarily of computer equipment, software and office equipment. We spent $72.9 million in 1999 and $7.9 million in 2000 to acquire businesses.

We used net cash for financing activities in 1999, 2000 and 2001, primarily to repurchase $90.0 million, $90.0 million and $131.7 million, respectively, of our stock. These expenditures were partially offset by proceeds of $23.9 million, $79.6 million and $24.2 million in 1999, 2000 and 2001, respectively, from the issuance of our common stock under our stock plans. Through September 2001, we had repurchased, at a cost of $361.7 million, 30.5 million shares of the 40.0 million shares authorized by the Board of Directors to be repurchased under our repurchase program. The repurchased shares will be used for stock options exercises, employee stock purchase plans and acquisitions. At September 30, 2001, 15.5 million shares were held in treasury.

We believe that existing cash and short-term investments together with cash generated from operations and the issuance of common stock under our stock plans will be sufficient to meet our working capital, financing and capital expenditure requirements through at least 2002.

                         New Accounting Pronouncements

In accordance with recently issued accounting pronouncements, we will be required to comply with certain changes in accounting rules and regulations. See Note A of "Notes to Consolidated Financial Statements".

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

I. Operational Considerations

Our operating results fluctuate within each quarter and from quarter-to-quarter making our future revenues and operating results difficult to predict

While our sales cycle varies substantially from customer to customer, we usually realize a high percentage of our revenue in the third month of each fiscal quarter, and this revenue tends to be concentrated in the later part of that month. Our orders early in a quarter will not generally occur at a rate which, if sustained throughout the quarter, would be sufficient to assure that we will meet our revenue targets for any particular quarter. Moreover, our transition from a one product to a multi-product company, our increased utilization of distributors and systems integrators and our shift in business emphasis to a more solutions-oriented sales process--undertaken in part to increase our average order size--have resulted in more unpredictable and often longer sales cycles for products and services. Accordingly, our quarterly results may be difficult to predict prior to the end of the quarter. Any inability to obtain large orders or orders in large volumes or to make shipments or perform services in the period immediately preceding the end of any particular quarter may cause the results for that quarter to fall short of our revenue targets. In addition, our operating expenses are based on expected future revenue and are relatively fixed for the short term. As a result, a revenue shortfall in any quarter could cause our earnings for that quarter to fall below expectations as well. Any failure to meet our quarterly revenue or earnings targets could adversely impact the market price of our stock.

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

General economic and political conditions may impact our results

Our revenue growth and profitability depends on the overall demand for software and related services. This demand can be adversely affected by unfavorable economic conditions, as customers reduce or defer spending on information technology improvements. We may be especially prone to this as a result of the relatively large license transactions we have historically relied upon. Accordingly, general economic and business conditions may affect our future operating results. If the recent unfavorable economic conditions continue, the economic slowdown has the potential to materially and adversely affect us. A softening demand for software caused by a prolonged slowdown of the economy would result in decreased revenue or lower revenue growth rates.

Recent political/social events, including the September 11, 2001 tragedy, have put further pressure on economic conditions both domestically and internationally. The potential turmoil that may result from such events contributes to the uncertainty of the economic climate, further reducing predictability and our ability to develop and implement long-term strategies and business models. In light of the foregoing, the impact of these or future similar events may have a materially adverse impact on our business, operating results, and financial position.

We may not be able to implement new initiatives successfully

Part of our success in the past has resulted from our ability to implement new initiatives. Our future operating results will continue to depend upon:

    . the successful implementation of a unified CPD product strategy, including the realignment of internal functions, the management of multiple development and distribution processes and effective mitigation of disruption that may result from organizational change;

    . our ability to deliver an integrated and comprehensive suite of solutions and to capitalize on existing synergies through a common product strategy;

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

    .  the success of our sales force reorganization initiatives, including:

       -- the effectiveness of our organizational sales model,

       -- the ability of our sales reps to learn and sell our products, and

       -- Rands' and other distributors' ability to perform;

    . our ability to anticipate and meet evolving customer requirements in the CPD arena and successfully deliver products and services at an enterprise level;

    . our ability to broaden indirect distribution channels through alliances with systems integrators, resellers, strategic partners and application service providers and our effective management of a balanced sales model that optimizes sales coverage and most effectively utilizes these third parties;

    . our ability to develop rapidly implementable point solutions that adequately address specific business challenges; and

    . our ability to identify and penetrate additional industry sectors that represent growth opportunities.

    . our ability to execute on customer satisfaction initiatives and programs in order to retain our customer base.

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

II. Design Solutions Related Considerations

Increasing competition in the computer aided design marketplace may reduce our revenues

There are an increasing number of competitive design products. Despite our belief that our products are technologically superior, some competitive products have reached a level of functionality whereby product differentiation is less likely, in and of itself, to dislodge incumbent design systems, given the training and other startup costs associated with system replacement. Increased competition and market acceptance of these competitive products could have a negative effect on pricing and revenues for our products, which could have a material adverse affect on our results.

In addition, our design software is capable of performing on a variety of platforms. Several of our competitors focus on single platform applications, particularly Windows(R)-based platforms. There can be no assurance that we will have a competitive advantage with multiple platform applications.

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

    .  customers fail to accept such products or services; or

    .  we fail to execute our common product strategy initiative.

Growth in the computer aided design industry appears to have slowed

Growth in certain segments of the computer aided design industry appears to have slowed and, coupled with decreased functional differentiation among flexible engineering tools, may affect our ability to penetrate the market for new customers and recapture our market share. Over the long term, we believe our emphasis on CPD solutions will allow us to differentiate our design solutions from the competition and invigorate sales of those products. However, the strategy may not be successful or may take longer than we plan. There could be a material adverse affect on our operating results in any quarter if these assumptions prove to be incorrect.

III. Collaborate & Control Solutions and Overall CPD Related Considerations

We are attempting to capitalize on a web-based, business-to-business market opportunity known as Collaborative Product Commerce or Collaborative Product Development(CPD). It may be that our assumptions about this market opportunity are wrong, which could adversely affect our results

We have identified CPD as a new market opportunity for us, and have devoted significant resources toward capitalizing on that opportunity. Our CPD solutions are targeted at this market and include software and services that utilize Internet technologies to permit employees, customers, suppliers and others to collaboratively develop, build, distribute and manage products throughout their entire lifecycle. Because the market for software products that allow companies to collaborate on product information on an enterprise-wide level is newly emerging and because companies have not traditionally linked customers and suppliers in this process directly, we cannot be certain as to the size of this market, whether it will grow, or whether companies will elect to utilize our products rather than attempt to develop applications internally or through other sources.

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

Our Windchill technology, which is central to our CPD strategy, is relatively new and is not yet well established in the marketplace

The success of our CPD strategy will depend in large part on the ability of our Windchill-based solutions to meet customer expectations, especially with respect to:

    . measuring and understanding the benefits of Windchill, including return on investment and value creation;

    .  ease and rapidity of installation;

    .  ease of use;

    .  full capability, functionality and performance;

    . ability to support a large, diverse and geographically dispersed user base; and

    . quality and efficiency of the services we perform relating to implementation and customization.

The software is still relatively new. If our customers cannot successfully deploy large-scale implementation projects or if they determine that we or our partners are unable to accommodate large-scale deployments, our operating results may be affected. We are also pursuing a strategy to provide a series of easily deployable CPD point solutions that address specific business challenges. With this strategy, PTC is converging Pro/ENGINEER and Windchill technologies to develop solutions that help manufacturers create, collaborate, and control product information throughout the entire product lifecycle. If we are unable to provide these solutions or are unable to meet customer expectations, our overall revenue may be adversely impacted.

Further, our software must integrate with existing computer systems and software programs used by our customers and their partners. Because we are one of the first companies to offer a CPD solution, many customers will be facing these integration issues for the first time, particularly in the context of collaborating with members of the extended enterprise, including customers and supply chain partners. Our customers could become dissatisfied with our products or services if integrations prove to be difficult, costly or time consuming, and our operating results may be affected. Moreover, due to the emerging nature of the industry and technology, reference accounts become essential to the sales process. Accordingly, if our customers become dissatisfied, future business and revenues may be adversely affected.

We intend to utilize third parties, such as system integrators, resellers, strategic partners and application service providers, for the distribution and implementation of Windchill-based software, which may result in management difficulties and customer retention problems

As an enterprise solution, Windchill may require large-scale organizational implementations that in today's marketplace are often performed by third parties. We have entered into and are currently developing additional relationships with third parties and intend to continue to do so. Using third parties to both implement and promote our products can result in a reduction in our control to both drive the sales process and service our customers. In addition, the successful utilization of third parties will depend on:

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

Competition may increase, which may reduce our profits and limit or reduce our market share

The market for our CPD software solutions is new, highly fragmented, rapidly changing and increasingly competitive. We expect competition to intensify, which could result in price reductions for our products and services, reduced gross margins and loss of market share. Our primary competition comes from:

    .  in-house development efforts by potential customers or partners;

    .  other vendors of engineering information management software; and

    . larger, more well-known enterprise software providers seeking to extend the functionality of their products to encompass CPD.

In addition, our Global Services Organization may face increasing competition for follow-on customization and training services from other third-party consultants and service providers.

If use of the Internet does not continue to develop or reliably support the demands placed on it by electronic commerce, we may experience a loss of sales

Our success depends upon continued growth in the use of the Internet as a medium of commerce. Although the Internet is experiencing rapid growth in the overall number of users, this growth is a recent phenomenon and may not continue. Furthermore, the use of the Internet for commerce is still relatively new. As a result, a sufficiently broad base of companies and their supply chain partners may not adopt or continue to use the Internet as a medium of exchanging product information. Our CPD strategy would be seriously harmed if:

    . use of the Internet does not continue to increase or increases more slowly than expected;

    . the infrastructure for the Internet does not effectively support enterprises and their supply chain partners;

    . the Internet does not create a viable commercial marketplace, thereby inhibiting the development of electronic commerce and reducing the demand for our products; or

    . concerns over the secure transmission of confidential information over public networks inhibit the growth of the Internet as a means of collaborating across enterprises and/or conducting commercial transactions.

Our CPD strategy will also be seriously harmed if the Internet infrastructure is not able to support the demands placed on it by increased usage or the limited capacity of networks to transmit large amounts of data, or if delays in the development or adoption of new equipment standards or protocols required to handle increased levels of Internet activity, or increased governmental regulation, cause the Internet to lose its viability as a means of communication between manufacturers and their customers and supply chain partners.

Certain of our Windchill-based solutions provide CPD capabilities on Internet exchanges, portals and marketplaces. Accordingly, their success will be highly dependent upon the success of the Internet as a viable collaboration medium and on our successful development and integration of the technologies necessary to offer tools for exchanges, portals, and other forms of Internet marketplaces that are acceptable to customers and suitable for the evolving nature of the Internet.

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

In addition, our expanded focus on delivering web-based solutions may cause us to be viewed, in part, as an Internet company. Until the third quarter of 2000, the trading prices of Internet stocks in general were unusually high under conventional valuation standards such as price-to-earnings and price-to-sales ratios. Since then, they have experienced fluctuations unrelated or disproportionate to the operating performance of these companies. The trading prices and valuations of these stocks, and of ours, may not be predicted. Negative changes in the public's perception of the prospects of Internet or e-commerce companies, or of PTC as an Internet company, could depress our stock price regardless of our results.

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

ITEM 7A: Quantitative and Qualitative Disclosures about Market Risk

We face exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposure has been related to local currency revenue and operating expenses in Europe and the Asia/Pacific region. Historically, we have hedged currency exposures associated with certain accounts receivable denominated in local currencies and certain anticipated foreign currency net cash flows. The goal of our hedging activity is to offset the impact of currency fluctuations on certain local currency accounts receivable and foreign currency net cash flows. The success of this activity depends upon forecasts of transaction activity denominated in various currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. Outstanding forward foreign currency contracts at September 30, 2001 matured within three months, and did not have a material impact on our financial results.

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value at the balance sheet date due to the short maturities of these instruments.

We maintain investment portfolio holdings of various issuers, types and maturities. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair market value with unrealized gains or losses included in stockholders' equity. Given the short maturities and investment grade quality of the portfolio holdings at September 30, 2001, a sharp rise in interest rates should not have a material adverse impact on the fair value of our investment portfolio.

The following table presents hypothetical changes in fair values in our financial instruments at September 30, 2001 that are sensitive to changes in interest rates. Our modeling technique measures the change in fair value arising from selected potential changes in interest rates. Movements in interest rates of plus or minus 50 basis points (BP) and 100 BP reflect immediate hypothetical shifts in the fair value of these investments. Fair value represents the market principal plus accrued interest and dividends of certain interest-rate-sensitive securities considered cash equivalents or investments for financial reporting purposes at September 30, 2001.

                               Valuation of                          Valuation of
                           Securities given an                   Securities given an
Type of Security          interest rate decrease                interest rate increase
----------------          ----------------------  No change in  ----------------------
                          (100 BP)       (50 BP) interest rates  50 BP         100 BP
(in millions)             --------       ------- -------------- -----         ------
Municipal debt securities   $17            $17        $17        $17           $17
Mutual funds.............    47             47         47         47            47
Commercial paper.........    12             11         11         11            11
Government agencies......    16             16         16         16            16
                            ---            ---        ---        ---           ---
   Total.................   $92            $91        $91        $91           $91
                            ===            ===        ===        ===           ===

The Federal Reserve has adjusted the Federal Funds Rate by a 50 BP move ten times during the last 40 quarters, whereas they have never adjusted the Federal Funds Rate by a 100 BP move during the same period. The last 50 BP move occurred in September 2001.

ITEM 8: Financial Statements and Supplementary Data

The consolidated financial statements and notes to the consolidated financial statements are attached as APPENDIX A below.

ITEM 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                   PART III

ITEM 10: Directors and Executive Officers of the Registrant

Information with respect to our directors may be found in the sections captioned "PROPOSAL: Elect Two Directors" and "Who Are Our Directors" appearing in our 2002 Proxy Statement. Such information is incorporated herein by reference.

Our executive officers are:

       Name         Age                             Position
       ----         ---                             --------
C. Richard Harrison 46  Chief Executive Officer and President
Trenton H. Brown... 37  Executive Vice President, International Sales
Barry F. Cohen..... 57  Executive Vice President, Marketing and Human Resources
Paul J. Cunningham. 39  Executive Vice President, Americas Sales
Edwin J. Gillis.... 53  Executive Vice President, Chief Financial Officer and Treasurer
James E. Heppelmann 37  Executive Vice President, Software Products and Chief Technology
                          Officer
Kevin P. Wrenn..... 36  Executive Vice President, Global Services
Thomas L. Beaudoin. 48  Senior Vice President, Finance
David R. Friedman.. 40  Senior Vice President, General Counsel and Clerk

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

Mr. Cohen has been Executive Vice President, Marketing and Human Resources since December 2000 and Executive Vice President, Marketing since January 1998. Prior to joining PTC, Mr. Cohen was Senior Vice President, Human Development and Organizational Productivity at Computervision Corporation from November 1993 to January 1998.

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

Mr. Heppelmann has been Executive Vice President, Software Products and Chief Technology Officer since June 2001. Prior to that he was Executive Vice President, General Manager--Windchill Solutions From November 2000 to June 2001. He had served as Executive Vice President and General Manager of Windchill Netmarkets from July 2000 to November 2000 and Senior Vice President of Windchill from January 1998 to July 2000. Prior to joining PTC, Mr. Heppelmann was Vice President of Marketing and Chief Technology Officer of Windchill Technology, Inc. from October 1996 to January 1998.

Mr. Wrenn has been Executive Vice President, Global Services since October 2001. Prior to that he served as Senior Vice President, Windchill Global Services from June 2000 to October 2001 and Vice President, Windchill Consulting Services from October 1998 to June 2000. Mr. Wrenn was Vice President, Far East Global Services from February 1997 to October 1998 and Director, North America MCAD Consulting from October 1996 to February 1997.

Mr. Beaudoin has been Senior Vice President, Finance since October 2000. Prior to joining PTC, Mr. Beaudoin was Chief Financial Officer, Infinite Supply at i2 Technologies Inc. from June 2000 to September 2000. Mr. Beaudoin has served in the following positions at Compaq Computer Corporation: Vice President Finance, Enterprise from July 1999 to June 2000; Vice President, Services from January 1998 to July 1999; and, Vice President, Asia Pacific from January 1995 to January 1998.

Mr. Friedman has served as Senior Vice President, General Counsel and Clerk since October 1999. Mr. Friedman had served as Vice President, General Counsel and Clerk from October 1998 to September 1999 and as Associate Corporate Counsel from September 1996 to September 1998. Prior to joining PTC, Mr. Friedman was a Partner at the law firm of Palmer & Dodge LLP from January 1994 to August 1996.

ITEM 11: Executive Compensation

Information with respect to executive compensation may be found under the headings captioned "How We Compensate Our Directors" and "Information About Executive Compensation" appearing in our 2002 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12: Security Ownership of Certain Beneficial Owners and Management

Information with respect to security ownership may be found under the heading captioned "Information About PTC Common Stock Ownership" appearing in our 2002 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13: Certain Relationships and Related Transactions

Information with respect to this item may be found under the heading "Information About Certain Insider Relationships" appearing in our 2002 Proxy Statement. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents Filed as Part of Form 10-K
       1. Financial Statements
           -- Consolidated Balance Sheets as of September 30, 2000 and 2001 -- Consolidated Statements of Income for the years ended September
               30, 1999, 2000 and 2001
           -- Consolidated Statements of Cash Flows for the years ended September 30, 1999, 2000 and 2001
           -- Consolidated Statements of Stockholders' Equity for the years ended September 30, 1999, 2000 and 2001
           -- Consolidated Statements of Comprehensive Income for the years ended September 30, 1999, 2000 and 2001
           --  Notes to Consolidated Financial Statements
           --  Report of Independent Accountants

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

(d) Financial Statement Schedules

None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of December, 2001.

                                          PARAMETRIC TECHNOLOGY CORPORATION

                                             /s/ C. Richard Harrison
                                          By___________________________________
                                             C. Richard Harrison,
                                             Chief Executive Officer and
                                               President

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

               Signature                              Title                     Date
               ---------                              -----                     ----

(i) Principal Executive Officer:

/s/  C. Richard Harrison                                                  December 26, 2001
                                        Chief Executive Officer and
C. Richard Harrison                       President

(ii) Principal Financial and Accounting
  Officer:

/s/  Edwin J. Gillis                    Executive Vice President, Chief   December 26, 2001
                                          Financial Officer and Treasurer
Edwin J. Gillis

(iii) Board of Directors:

/s/ Noel G. Posternak                   Chairman of the Board of          December 26, 2001
                                          Directors
Noel G. Posternak

/s/ C. Richard Harrison                 Director                          December 26, 2001

C. Richard Harrison

/s/ Robert N. Goldman                   Director                          December 26, 2001

Robert N. Goldman

/s/ Donald K. Grierson                  Director                          December 18, 2001

Donald K. Grierson

/s/ Oscar B. Marx, III                  Director                          December 26, 2001

Oscar B. Marx, III

/s/ Michael E. Porter                   Director                          December 26, 2001

Michael E. Porter

                                 EXHIBIT INDEX

Exhibit
Number
------
 2.1    --  Agreement and Plan of Reorganization dated as of March 8, 1999 by and among Parametric
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

 3.1(e) --  Certificate of Vote of Directors establishing Series A Junior Participating Preferred Stock (filed as
            Exhibit 3.1(e) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 and incorporated herein by reference).

 3.2    --  By-Laws, as amended and restated, of Parametric Technology Corporation (filed as Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 and incorporated herein by reference).

 4.1    --  Rights Agreement effective as of January 5, 2001 between Parametric Technology Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to our Annual Report on
            Form 10-K for the fiscal year ended September 30, 2000 and incorporated herein by reference).

10.1*   --  Parametric Technology Corporation 2000 Equity Incentive Plan (filed as Exhibit 10.7 to our
            Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000 and incorporated herein by reference).

10.2*   --  Parametric Technology Corporation 1997 Incentive Stock Option Plan (filed as Exhibit 10.1 to our
            Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 1997 and incorporated herein by reference).

10.3*   --  Amendment to Parametric Technology Corporation 1997 Incentive Stock Option Plan (filed as
            Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 and incorporated herein by reference).

10.4*   --  Parametric Technology Corporation 1987 Incentive Stock Option Plan, as amended (filed as
            Exhibit 10.2 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1999 and incorporated herein by reference).

10.5*   --  Parametric Technology Corporation 1992 Director Stock Option Plan, as amended (filed as
            Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference).

Exhibit
Number
------
10.6*   --  Parametric Technology Corporation 1996 Directors Stock Option Plan, as amended (filed as
            Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1999 and incorporated herein by reference).

10.7*   --  Computervision Corporation 1992 Stock Option Plan as amended September 15, 1994, April 18,
            1995 and December 5, 1996 (filed as Exhibit 10.3 to the Annual Report on Form 10-K of
            Computervision Corporation for the fiscal year ended December 31, 1996 (File No. 1-7760/0-
            20290) and incorporated herein by reference).

10.8*   --  Amended and Restated Severance Agreement with C. Richard Harrison dated February 10, 2000
            (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1,
            2000 and incorporated herein by reference).

10.9*   --  Amended and Restated Severance Agreement with Edwin J. Gillis dated February 10, 2000 (filed
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

10.11*  --  Amended and Restated Severance Agreement with Paul J. Cunningham dated November 15, 2001
            (filed herewith).

10.12*  --  Severance Agreement with James E. Heppelmann dated May 18, 2000 (filed as Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 and incorporated herein by reference).

10.13*  --  Severance Agreement with Trenton H. Brown dated February 15, 2001 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 and incorporated herein by reference).

10.14*  --  Severance Agreement with Kevin P. Wrenn dated November 15, 2001 (filed herewith)

10.15*  --  Consulting Agreement with Michael E. Porter dated November 17, 1995 (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1997 and incorporated herein by reference).

10.16*  --  Amendment #1 to Consulting Agreement with Michael E. Porter dated May 15, 1997 (filed as
            Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1997 and incorporated herein by reference).

10.17*  --  Amendment #2 to Consulting Agreement with Michael E. Porter dated January 6, 1998 (filed as
            Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 1998 and incorporated herein by reference).

10.18*  --  Amendment #3 to Consulting Agreement with Michael E. Porter dated July 20, 1998 (filed as
            Exhibit 10.24 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).

10.19*  --  Amendment #4 to the Consulting Agreement with Michael E. Porter dated February 11, 1999
            (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 3,
            1999 and incorporated herein by reference).

Exhibit
Number
------
10.20*  --  Amendment #5 to the Consulting Agreement with Michael E. Porter dated February 10, 2000
            (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1,
            2000 and incorporated herein by reference).

10.21*  --  Amendment #6 to the Consulting Agreement with Michael E. Porter dated September 14, 2000
            (filed as Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended September 30,
            2000 and incorporated herein by reference).

10.22*  --  Amendment #7 to the Consulting Agreement with Michael E. Porter dated May 16, 2001 (filed as
            Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001 and incorporated herein by reference)

10.23   --  Lease dated December 14, 1999 by and between PTC and Boston Properties Limited Partnership
            (filed as Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended September 30,
            2000 and incorporated herein by reference).

10.24   --  Amended and Restated Lease Agreement dated as of January 1, 1995 between United Trust Fund
            Limited Partnership and (filed as Exhibit 10.20 to the Annual Report on Form 10-K of
            Computervision Corporation for the fiscal year ended December 31, 1995 (File No. 0-18059) and incorporated herein by reference).

21.1    --  Subsidiaries of Parametric Technology Corporation (filed herewith).

23.1    --  Consent of PricewaterhouseCoopers LLP (filed herewith).

--------
* Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of PTC participates.

                                                                     APPENDIX A

                       PARAMETRIC TECHNOLOGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                      September 30,
                                                                                ------------------------
                                                                                   2000         2001
                                                                                -----------  -----------
                                  A S S E T S
------------
Current assets:
   Cash and cash equivalents................................................... $   325,872  $   217,369
   Short-term investments......................................................      22,969       13,906
   Accounts receivable, net of allowance for doubtful accounts of $6,270 and
     $5,635....................................................................     183,804      185,444
   Prepaid expenses............................................................      47,727       38,473
   Other current assets........................................................      48,061       60,496
                                                                                -----------  -----------
       Total current assets....................................................     628,433      515,688
Marketable investments.........................................................      26,300       17,823
Property and equipment, net....................................................      66,879       91,501
Goodwill, net of accumulated amortization of $45,771 and $72,132...............      88,034       62,356
Other intangible assets, net of accumulated amortization of $22,864 and $35,779      43,645       30,482
Other assets...................................................................      71,592       79,988
                                                                                -----------  -----------
       Total assets............................................................ $   924,883  $   797,838
                                                                                ===========  ===========

       L I A B I L I T I E S A N D S T O C K H O L D E R S ' E Q U I T Y
------------------------------------------------------------------
Current liabilities:
   Accounts payable............................................................ $    30,944  $    28,640
   Accrued expenses............................................................      47,801       55,016
   Accrued compensation and severance..........................................      52,112       68,936
   Deferred revenue............................................................     231,495      207,044
                                                                                -----------  -----------
       Total current liabilities...............................................     362,352      359,636

Other liabilities..............................................................      33,989       38,500

Commitments and contingencies (Note F)

Stockholders' equity:
   Preferred stock, $0.01 par value; 5,000 shares authorized; none issued......          --           --
   Common stock, $0.01 par value; 500,000 shares authorized; 276,053 shares
     issued....................................................................       2,761        2,761
   Additional paid-in capital..................................................   1,641,513    1,643,626
   Treasury stock, at cost, 6,456 and 15,515 shares............................     (66,647)    (173,504)
   Accumulated deficit.........................................................  (1,036,456)  (1,045,096)
   Accumulated other comprehensive loss........................................     (12,629)     (28,085)
                                                                                -----------  -----------
       Total stockholders' equity..............................................     528,542      399,702
                                                                                -----------  -----------
       Total liabilities and stockholders' equity.............................. $   924,883  $   797,838
                                                                                ===========  ===========

The accompanying notes are an integral part of the consolidated financial statements.

                       PARAMETRIC TECHNOLOGY CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)

                                                         Year ended September 30,
                                                      ------------------------------
                                                         1999       2000      2001
                                                      ----------  --------  --------
Revenue:
 License............................................. $  561,220  $378,618  $381,882
 Service.............................................    496,381   549,796   552,724
                                                      ----------  --------  --------
       Total revenue.................................  1,057,601   928,414   934,606
                                                      ----------  --------  --------
Costs and expenses:
 Cost of license revenue.............................     16,508    16,718    15,734
 Cost of service revenue.............................    191,147   228,266   236,837
 Sales and marketing.................................    407,936   416,665   380,902
 Research and development............................    124,131   143,763   148,942
 General and administrative..........................     62,852    71,263    74,683
 Amortization of goodwill and other intangible assets     22,888    38,432    37,942
 Acquisition and nonrecurring charges (Note B).......     53,347    21,534    42,568
                                                      ----------  --------  --------
       Total costs and expenses......................    878,809   936,641   937,608
                                                      ----------  --------  --------
Operating income (loss)..............................    178,792    (8,227)   (3,002)
 Interest income.....................................    (11,283)  (13,228)  (10,049)
 Other expense, net..................................      8,833    10,068     7,554
 Write-down of investments...........................         --        --    10,354
                                                      ----------  --------  --------
Income (loss) before income taxes....................    181,242    (5,067)  (10,861)
 Provision (benefit) for income taxes................     61,949    (1,087)   (2,647)
                                                      ----------  --------  --------
Net income (loss)                                     $  119,293  $ (3,980) $ (8,214)
                                                      ==========  ========  ========
Earnings (loss) per share (Note A):
 Basic............................................... $     0.44  $  (0.01) $  (0.03)
 Diluted............................................. $     0.43  $  (0.01) $  (0.03)


The accompanying notes are an integral part of the consolidated financial statements.

                       PARAMETRIC TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                  Year ended September 30,
                                                                                               -----------------------------
                                                                                                 1999      2000      2001
                                                                                               --------  --------  ---------
Cash flows from operating activities:
  Net income (loss)........................................................................... $119,293  $ (3,980) $  (8,214)
  Adjustments to reconcile net income (loss) to net cash flows from operating activities:
   Non-cash portion of nonrecurring charges and write-down of investments.....................    4,693     2,499     14,404
   Depreciation and amortization..............................................................   62,283    78,769     76,370
   Deferred income taxes......................................................................  (16,914)   (4,838)   (15,039)
   Provision for loss on accounts receivable..................................................    4,445     7,589      2,930
   Charge for purchased in-process research and development...................................   38,244        --         --
   Changes in assets and liabilities which provided (used) cash, net of effects of purchased businesses:
    Accounts receivable.......................................................................  (35,393)   29,427     (4,570)
    Accounts payable and accrued expenses.....................................................  (35,663)  (19,210)    15,552
    Accrued compensation and severance........................................................  (26,898)   (7,218)    14,723
    Deferred revenue..........................................................................   64,012    18,436    (24,451)
    Income taxes..............................................................................   16,556   (55,601)    (1,818)
    Other current assets and prepaid expenses.................................................  (35,109)    6,245    (10,583)
    Other noncurrent assets and liabilities...................................................   (8,708)     (267)    (8,225)
                                                                                               --------  --------  ---------
Net cash provided by operating activities.....................................................  150,841    51,851     51,079
                                                                                               --------  --------  ---------
Cash flows from investing activities:
  Additions to property and equipment.........................................................  (35,246)  (37,032)   (61,388)
  Additions to other intangible assets........................................................  (24,133)   (2,784)    (2,982)
  Acquisitions of businesses..................................................................  (72,925)   (7,922)        --
  Construction in progress....................................................................  (28,284)   (4,106)        --
  Proceeds from sale of construction in progress..............................................       --    30,836         --
  Purchases of investments....................................................................  (95,416)  (53,732)   (38,048)
  Proceeds from sales and maturities of investments...........................................  196,918   115,262     55,681
                                                                                               --------  --------  ---------
Net cash provided (used) by investing activities..............................................  (59,086)   40,522    (46,737)
                                                                                               --------  --------  ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock......................................................   23,866    79,621     24,232
  Purchases of treasury stock.................................................................  (89,968)  (90,020)  (131,708)
                                                                                               --------  --------  ---------
Net cash used by financing activities.........................................................  (66,102)  (10,399)  (107,476)
                                                                                               --------  --------  ---------
Effect of exchange rate changes on cash.......................................................    8,165     4,109     (5,369)
                                                                                               --------  --------  ---------
Net increase (decrease) in cash and cash equivalents..........................................   33,818    86,083   (108,503)
Cash and cash equivalents, beginning of year..................................................  205,971   239,789    325,872
                                                                                               --------  --------  ---------
Cash and cash equivalents, end of year........................................................ $239,789  $325,872  $ 217,369
                                                                                               ========  ========  =========

The accompanying notes are an integral part of the consolidated financial statements.

                       PARAMETRIC TECHNOLOGY CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)

                                                                                Year ended September 30,
                                                                         -------------------------------------
                                                                            1999         2000         2001
                                                                         -----------  -----------  -----------
Common stock
Balance--beginning of year.............................................. $     2,723  $     2,723  $     2,761
   Issued for employee stock purchase and option plans..................          --           38           --
                                                                         -----------  -----------  -----------
Balance--end of year....................................................       2,723        2,761        2,761
                                                                         -----------  -----------  -----------
Additional paid-in capital
Balance--beginning of year..............................................   1,528,647    1,583,846    1,641,513
   Issued for employee stock purchase and option plans..................       7,812       40,148           --
   Tax benefit related to stock option plans............................       2,500       17,519        2,113
   Issuance of treasury stock for acquisitions..........................      44,887           --           --
                                                                         -----------  -----------  -----------
Balance--end of year....................................................   1,583,846    1,641,513    1,643,626
                                                                         -----------  -----------  -----------
Treasury stock
Balance--beginning of year..............................................     (43,134)     (27,727)     (66,647)
   Repurchased..........................................................     (89,968)     (90,020)    (131,708)
   Issued for employee stock purchase and option plans..................      42,117       51,100       24,851
   Issuance of treasury stock for acquisitions..........................      63,258           --           --
                                                                         -----------  -----------  -----------
Balance--end of year....................................................     (27,727)     (66,647)    (173,504)
                                                                         -----------  -----------  -----------
Accumulated deficit
Balance--beginning of year..............................................  (1,123,399)  (1,022,357)  (1,036,456)
   Net income (loss)....................................................     119,293       (3,980)      (8,214)
   Treasury shares issued for employee stock purchase and option plans..     (18,251)     (10,119)        (426)
                                                                         -----------  -----------  -----------
Balance--end of year....................................................  (1,022,357)  (1,036,456)  (1,045,096)
                                                                         -----------  -----------  -----------
Accumulated other comprehensive loss
Balance--beginning of year..............................................     (29,333)     (15,381)     (12,629)
   Foreign currency translation adjustment..............................       3,596        2,483       (4,076)
   Unrealized gain (loss) on securities and derivatives.................        (478)          80          170
   Minimum pension liability adjustment.................................      10,834          189      (11,550)
                                                                         -----------  -----------  -----------
Balance--end of year....................................................     (15,381)     (12,629)     (28,085)
                                                                         -----------  -----------  -----------
Total stockholders' equity.............................................. $   521,104  $   528,542  $   399,702
                                                                         ===========  ===========  ===========

                                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                   (in thousands)
                                                                                            Year ended September 30,
                                                                                          ---------------------------
                                                                                            1999     2000      2001
                                                                                          --------  -------  --------
Comprehensive income:
Net income (loss)........................................................................ $119,293  $(3,980) $ (8,214)
                                                                                          --------  -------  --------
Other comprehensive income (loss), net of tax provision (benefit):
   Foreign currency translation adjustment, net of tax of $1,936, $1,337, ($2,194).......    3,596    2,483    (4,076)
   Unrealized gain (loss) on securities and derivatives, net of tax of ($257), $43, $92..     (478)      80       170
   Minimum pension liability adjustment, net of tax of $1,301, ($170), ($5,030)..........   10,834      189   (11,550)
                                                                                          --------  -------  --------
Other comprehensive income (loss)........................................................   13,952    2,752   (15,456)
                                                                                          --------  -------  --------
Comprehensive income (loss).............................................................. $133,245  $(1,228) $(23,670)
                                                                                          ========  =======  ========

The accompanying notes are an integral part of the consolidated financial statements.

                       PARAMETRIC TECHNOLOGY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Summary of Significant Accounting Policies

Business

Parametric Technology Corporation (PTC), founded in 1985 and headquartered in Needham, MA, develops, markets and supports collaborative product development
(CPD) software solutions that help manufacturers improve the competitiveness of their products and product development processes. These solutions, which include a suite of mechanical computer-aided design tools and a range of Internet-based collaboration technologies, enable manufacturing companies to create digital products, collaborate on designs within the enterprise and throughout the extended supply chain, and control the digital product information throughout the product lifecycle, resulting in streamlined engineering processes, improved product quality, optimized product information management and reduced cost and time-to-market cycles. Our CPD software solutions are complemented by the strength and experience of our Global Services Organization, as well as our systems integrators and other strategic partners, who provide training, consulting, ancillary product offerings, implementation and support to customers worldwide. We operate in a single industry segment-computer software and related services.

Basis of Presentation

Our fiscal year-end is September 30. The consolidated financial statements include the parent company and its wholly owned subsidiaries, including those operating outside the U.S. All intercompany balances and transactions have been eliminated in the financial statements. Certain reclassifications have been made for consistent presentation. We prepare our financial statements under generally accepted accounting principles that require management to make estimates and assumptions that affect the amounts reported and the related disclosures. Actual results could differ from these estimates.

Foreign Currency Translation

For our foreign operations where the functional currency is the local currency, we translate assets and liabilities at rates in effect at the balance sheet date and record translation adjustments in stockholders' equity. As of September 30, 2000 and 2001, a cumulative translation adjustment gain of $3.7 million and a loss of $416,000, net of tax, is included in the accumulated other comprehensive income (loss) component of stockholders' equity. For our foreign operations where the U.S. dollar is the functional currency, we translate monetary assets and liabilities using exchange rates in effect at the balance sheet date and nonmonetary assets and liabilities at historical rates and record translation adjustments in other expense in the statement of income. We translate income statement amounts at average rates for the period. Transaction gains and losses are recorded in other expense in the statement of income.

Revenue Recognition

Our revenue is derived from the licensing of computer software products and from service revenue consisting of training, consulting and maintenance. License revenue is recognized upon contract execution, provided all shipment obligations have been met, fees are fixed or determinable, and collection is probable. Revenue from software maintenance contracts is recognized ratably over the contract period. Revenue from consulting and training is recognized as performed. Revenue from software maintenance contracts, consulting and training is included in services revenue in the accompanying statements of income.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements, which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. We adopted SAB 101, as amended, in the fourth quarter of fiscal 2001 as required. The adoption of SAB 101 did not have a material effect on our consolidated financial statements.

                       PARAMETRIC TECHNOLOGY CORPORATION

Cash, Cash Equivalents and Marketable Investments

Our cash is invested in debt instruments of financial institutions, government entities, corporations and mutual funds. We have established guidelines relative to credit ratings, diversification and maturities that are intended to maintain safety and liquidity. Our cash equivalents include highly liquid investments with maturity periods of three months or less when purchased. Our short-term investments include those investments with maturities in excess of three months but less than one year. Our marketable investments are those with maturities in excess of one year but less than two years. Our cash equivalents and short-term and marketable investments are classified as available for sale and reported at fair value with an unrealized loss of $40,000, net of tax, and an unrealized gain of $130,000, net of tax, included in the accumulated other comprehensive income (loss) component of stockholders' equity as of September 30, 2000 and 2001, respectively.

Concentration of Credit Risk and Fair Value of Financial Instruments

The amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short maturities. Financial instruments that potentially subject us to concentration of credit risk consist primarily of investments, trade receivables and derivatives. Our cash, cash equivalents, investments and derivatives are held with financial institutions with high credit standings. Our customer base consists of large numbers of geographically diverse customers dispersed across many industries. As a result, concentration of credit risk with respect to trade receivables is not significant except for a receivable from our largest distributor, which accounts for 12% and 7% of total receivables as of September 30, 2000 and 2001, respectively.

Trade Accounts Receivable Allowance for Doubtful Accounts

Our allowance for doubtful accounts was $6.4 million, $6.3 million and $5.6 million as of September 30, 1999, 2000 and 2001, respectively. Uncollectible trade accounts receivable written-off, net of recoveries, was $5.7 million, $7.7 million and $3.6 million for 1999, 2000 and 2001, respectively.

Transfers of Financial Assets

We offer our customers the option to purchase software and services through payment plans. In general, we transfer future payments under certain of these contracts to third-party financing institutions on a non-recourse basis. We record such transfers as sales of the related accounts receivable when we surrender control of such receivables under the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

Derivatives

Effective October 1, 2000, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS No. 133) which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in a hedging relationship or not, are required to be recorded on the balance sheet at fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met, and that the company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The effectiveness of the derivative as a hedging instrument is based on changes in its market value being highly correlated with changes in the market value of the underlying hedged item.

Derivatives are financial instruments whose value is derived from one or more underlying financial instruments, such as foreign currency. We enter into derivative transactions, specifically foreign currency forward contracts

                       PARAMETRIC TECHNOLOGY CORPORATION
and foreign currency option contracts, to manage our exposure to fluctuations in foreign exchange rates. The contracts are primarily in European currencies and Japanese yen and have maturities of less than one year. Any derivative we enter into is designated at inception as a hedge of risks associated with specific assets, liabilities or future commitments and is monitored to determine if it remains an effective hedge. We do not enter into or hold derivatives for trading or speculative purposes.

We routinely use forward contracts to hedge specific foreign currency-denominated receivables. These contracts, which are not designated as hedging instruments under SFAS No. 133, have maturities of less than three months and require us to exchange foreign currencies for U.S. dollars at maturity at rates agreed to at inception of the contracts. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of each accounting period with unrealized gains and losses recorded in other expenses in the statement of income. As of September 30, 2000 and 2001, we had outstanding forward contracts of approximately $116.0 million and $149.4 million, respectively. Net unrealized and realized gains and losses associated with exchange rate fluctuations on forward contracts and the underlying foreign currency exposure being hedged were immaterial for all periods presented.

We also use foreign currency option contracts, with maturities of less than three months, to hedge specific forecasted net cash flow transactions that are derived from international revenue levels. These hedges are designated as effective cash flow hedging instruments under SFAS No. 133 and are marked-to-market at the end of each accounting period. The premiums to purchase option contracts are capitalized in other assets and recorded in other expense in the statement of income over the life of the contract. The effective portion of the changes in the fair value of the option contracts are recorded in other comprehensive income, and subsequently recognized in license and service revenue in the period in which the forecasted transactions occurs. As of September 30, 2000 and 2001, there were no foreign currency option contracts outstanding. The adoption of SFAS No. 133 did not have a material effect on our consolidated financial statements.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets include the values attributable to intangible assets acquired and are amortized using the straight-line method. Goodwill is amortized over five to seven years and other intangible assets, such as assembled workforces, customer lists and developed technology, are amortized over three to five years. Trademarks, which are also included in other intangible assets, are amortized over seven years.

Management regularly evaluates the net realizable value of long lived assets including property and equipment, computer software costs and goodwill and other intangible assets relying on a number of factors including operating results, business plans, budgets and economic projections.

Computer Software Costs

We incur costs to develop computer software to be licensed or otherwise marketed to customers. Development costs incurred in the research and development of new software products and enhancements to existing products are expensed in the period incurred, unless these costs qualify for capitalization. Capitalized computer software costs related to internal development efforts are not material.

                       PARAMETRIC TECHNOLOGY CORPORATION

Deferred Revenue

Deferred revenue primarily relates to software maintenance agreements with customers for which the services have not been provided. The liability associated with performing these services is included in deferred revenue and, if not yet paid, the related amount is included in other current assets.

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

Earnings Per Share (EPS)

Basic EPS is calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options using the "treasury stock" method. The following table presents the calculation for both basic and diluted EPS:

                                                  Year ended September 30,
                                              -------------------------------
                                                 1999       2000      2001
                                               --------   --------  --------
                                              (in thousands, except per share)
    Net income (loss)........................ $119,293    $ (3,980) $ (8,214)
                                               ========   ========  ========
    Weighted average shares outstanding......  269,526     273,081   264,441
    Dilutive effect of employee stock options    5,549          --        --
                                               --------   --------  --------
    Diluted shares outstanding...............  275,075     273,081   264,441
                                               ========   ========  ========
    Basic earnings (loss) per share.......... $   0.44    $  (0.01) $  (0.03)
    Diluted earnings (loss) per share........ $   0.43    $  (0.01) $  (0.03)

Options to purchase shares of our common stock of 18.2 million shares for 1999,
13.3 million shares for 2000 and 41.2 million shares for 2001 were outstanding but were not included in the computations of diluted EPS because the exercise prices of the options were greater than the average market price of the common stock for the period reported. Due to the net loss for 2000 and 2001, the dilutive effect of an additional 8.5 million and 2.5 million shares, respectively was excluded from the computation of diluted EPS, as the effect would have been anti-dilutive.

Stock-Based Compensation

We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations. Under APB No. 25, no compensation cost is recognized because the option price is equal to the market price of the underlying stock on the date of grant. An alternative method of accounting is SFAS No. 123, Accounting for Stock-Based Compensation. Under SFAS No. 123, employee stock options are valued at the grant date using a valuation model, and compensation cost is recognized ratably over the vesting period. The impact of recording stock-based compensation under the provisions of SFAS No. 123 is disclosed in Note I.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of

                       PARAMETRIC TECHNOLOGY CORPORATION
goodwill be replaced with periodic tests of the goodwill's impairment and that certain intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. We will not be required to adopt SFAS No. 142 until fiscal 2003; however, early adoption is allowed in fiscal 2002. We have not determined if we will elect early adoption of SFAS No. 142.

B. Acquisitions, Nonrecurring Charges and Write-down of Investments

Acquisitions

InPart

In October 1998, we acquired all of the outstanding stock in InPart Design, Inc. by issuing 2.0 million shares of our common stock. As of September 30, 1999, we issued 600,000 additional shares to satisfy certain contingent conditions, which were included in the purchase price described below. In addition, we reserved 386,000 shares of common stock for outstanding InPart options assumed. The acquisition was accounted for as a purchase. Accordingly, we allocated the purchase price of $38.1 million to the assets acquired and liabilities assumed based on our estimates of fair value. The values assigned included $741,000 for net liabilities assumed, $10.6 million for purchased in-process R&D and $5.7 million for other intangible assets. The excess purchase price over the amounts allocated to assets acquired and liabilities assumed was recorded as goodwill of $22.5 million.

Division

In March 1999, we acquired Division Group plc for $37.3 million in cash and 593,000 shares of our common stock. The acquisition was accounted for as a purchase. Accordingly, we allocated the purchase price of $48.1 million to the assets acquired and liabilities assumed based on our estimates of fair value. The values assigned included $555,000 for net assets acquired, $9.0 million for purchased in-process R&D and $8.8 million for other intangible assets. The excess purchase price over the amounts allocated to assets acquired and liabilities assumed was recorded as goodwill of $29.8 million.

auxilium

In March 1999, we acquired all of the outstanding stock of auxilium inc. in exchange for 2.6 million shares of our common stock and $39.4 million in cash. In addition, we reserved 1.1 million shares of common stock for outstanding auxilium options assumed. The acquisition was accounted for as a purchase. Accordingly, we allocated the purchase price of $101.7 million to the assets acquired and liabilities assumed based on our estimates of fair value. The values assigned included $182,000 for net liabilities assumed, $18.6 million for purchased in-process R&D and $12.3 million for other intangible assets. The excess purchase price over the amounts allocated to assets acquired and liabilities assumed was recorded as goodwill of $70.9 million.

The operating results of InPart, Division and auxilium have been included in our results of operations from the date of each acquisition. Our purchases of InPart, Division and auxilium did not require the presentation of pro forma information.

In the opinion of management, the purchased in-process R&D for the acquisitions of InPart, Division and auxilium had not yet reached technological feasibility and had no alternative future use. Accordingly, we recorded nonrecurring charges of $10.6 million in the first quarter of 1999 related to InPart and $27.6 million in the second quarter of 1999 related to Division and auxilium. The values assigned to purchased in-process R&D were determined by identifying research projects for which technological feasibility had not been established.

                       PARAMETRIC TECHNOLOGY CORPORATION

The values of the purchased in-process R&D were determined by estimating the stage of completion, including consideration of the complexity of the work completed, the costs incurred and the projected cost to complete, the contribution of any core technology and other acquired assets and the projected product introduction dates, estimating the resulting net cash flows from the products developed and discounting the net cash flows back to their present value. The discount rates used included a factor that took into account the uncertainty surrounding the successful development of the purchased in-process technology for each acquisition

Write-down of Investments

In 2001, we recorded a $10.4 million non-cash write-down on several equity investments, included in other long-term assets, to reflect other than temporary declines in valuation and an unsettled near-term market outlook. At September 30, 2000 and 2001, equity investments were $12.4 million and $2.0 million, respectively.

Nonrecurring Charges

In 1999, we reorganized our sales force and, in connection with this action, incurred nonrecurring charges of $9.0 million for the severance and termination benefits of approximately 320 people who were terminated during 1999 in connection with the integration of our sales and related support groups. All amounts related to terminated employees were paid in 1999. Also in 1999, we incurred a nonrecurring charge of $1.4 million for the consolidation of certain excess leased facilities and we recorded an impairment loss of $4.7 million on certain intangible assets related to our industrial design (CDRS) activities. Due to recent acquisitions and the development of new technology, the carrying value of these assets was impaired.

In 2000, we recorded nonrecurring charges of $21.5 million, primarily associated with our reorganization into business units and with the development and execution of management's plans to reduce our cost structure and improve profitability. The nonrecurring charge is comprised of $11.9 million for severance and termination benefits of approximately 280 people who were notified or terminated during the third quarter of 2000 and $9.6 million for facility consolidations.

In 2001, we recorded nonrecurring charges of $42.6 million, primarily associated with a reduction in force to reduce our cost structure and improve profitability and a write-down of assets related to a focus shift in our content aggregation business. The nonrecurring charge is comprised of $25.7 million for severance and termination benefits of approximately 720 people who were notified or terminated in 2001, $9.9 million for facility consolidations, and $7.0 million primarily for a write-down of assets related to a focus shift in certain products. Of the $42.6 million of nonrecurring charges, $4.0 million is non-cash related.

                       PARAMETRIC TECHNOLOGY CORPORATION

The following table summarizes all of our acquisition and nonrecurring charges activity:

                                                               September 30,
                                                       ----------------------------
                                                         1999      2000      2001
                                                       --------  --------  --------
                                                              (in thousands)
Beginning balance..................................... $ 69,601  $ 45,860  $ 34,586
                                                       --------  --------  --------
Charges to operations:
   Employee severance and termination.................    8,242    11,908    25,652
   Purchased in-process R&D...........................   38,244        --        --
   Asset write-offs...................................    4,693       920     4,049
   Facility closures and related costs................    1,912     8,706     9,879
   Lease terminations, contract obligations and other.      256        --     2,988
                                                       --------  --------  --------
Total charges to operations...........................   53,347    21,534    42,568
                                                       --------  --------  --------
Costs incurred:
   Employee severance and termination benefits........  (11,422)   (9,934)  (14,035)
   Purchased in-process R&D...........................  (38,244)       --        --
   Asset write-offs...................................   (4,693)     (920)   (4,049)
   Facility closures and related costs................  (17,475)  (17,966)   (8,688)
   Lease terminations, contract obligations and other.   (5,254)   (3,988)   (1,035)
                                                       --------  --------  --------
Total costs incurred..................................  (77,088)  (32,808)  (27,807)
                                                       --------  --------  --------
Ending balance........................................ $ 45,860  $ 34,586  $ 49,347
                                                       ========  ========  ========

Cash expenditures:
   Employee severance and termination benefits........ $ 11,422  $  8,354  $ 14,638
   Facility closures and related costs................   17,475    17,966     8,688
   Lease terminations, contract obligations and other.    5,254     3,988     1,035
                                                       --------  --------  --------
Total cash expenditures............................... $ 34,151  $ 30,308  $ 24,361
                                                       ========  ========  ========
Number of employee severances.........................      320       280       720
                                                       ========  ========  ========

As of September 30, 2001, of the $49.3 million remaining in accrued acquisition and nonrecurring charges, $37.8 million was included in current liabilities and $11.5 million in other liabilities, principally for facility and severance costs.

                       PARAMETRIC TECHNOLOGY CORPORATION

C. Investments

The fair values of our investments have been determined through information obtained from market sources and management estimates. We use a specific identification cost method to determine the gross realized gains and losses on the sale of our securities. Realized gains and losses on the sale of investments were immaterial for 1999, 2000 and 2001. The table below does not include equity investments included in other long-term assets.

                                         September 30, 2000
                              -----------------------------------------
                                          Gross      Gross    Estimated
                              Amortized Unrealized Unrealized   Fair
                                Cost      Gains      Losses     Value
                              --------- ---------- ---------- ---------
                                           (in thousands)
Municipal debt securities.... $ 57,778     $25        $(54)   $ 57,749
Mutual funds.................   68,219      --          --      68,219
Government agencies..........   18,767      11         (44)     18,734
                              --------     ---        ----    --------
Total investments............ $144,764     $36        $(98)   $144,702
                              ========     ===        ====    ========
Amounts included in:
   Cash and cash equivalents. $ 95,433     $--        $ --    $ 95,433
   Short-term investments....   23,000      23         (54)     22,969
   Marketable investments....   26,331      13         (44)     26,300
                              --------     ---        ----    --------
Total investments............ $144,764     $36        $(98)   $144,702
                              ========     ===        ====    ========

                                             September 30, 2001
                                  -----------------------------------------
                                              Gross      Gross    Estimated
                                  Amortized Unrealized Unrealized   Fair
                                    Cost      Gains      Losses     Value
                                  --------- ---------- ---------- ---------
                                               (in thousands)
    Municipal debt securities....  $16,958     $  9       $(24)    $16,943
    Mutual funds.................   46,751       --         --      46,751
    Commercial paper.............   11,280      118         (4)     11,394
    Government agencies..........   16,181      102         (1)     16,282
                                   -------     ----       ----     -------
    Total investments............  $91,170     $229       $(29)    $91,370
                                   =======     ====       ====     =======
    Amounts included in:
       Cash and cash equivalents.  $59,641     $ --       $ --     $59,641
       Short-term investments....   13,898       13         (5)     13,906
       Marketable investments....   17,631      216        (24)     17,823
                                   -------     ----       ----     -------
    Total investments............  $91,170     $229       $(29)    $91,370
                                   =======     ====       ====     =======

                       PARAMETRIC TECHNOLOGY CORPORATION

D. Property and Equipment

Our property and equipment consisted of the following:

                                             September 30,
                                          -------------------
                                            2000      2001
                                          --------  ---------
                                             (in thousands)
Computer hardware and software........... $128,686  $ 141,661
Furniture and fixtures...................   15,885     19,773
Leasehold improvements...................   16,671     33,674
                                          --------  ---------
Gross property and equipment.............  161,242    195,108
Accumulated depreciation and amortization  (94,363)  (103,607)
                                          --------  ---------
Net property and equipment............... $ 66,879  $  91,501
                                          ========  =========

Depreciation expense was $33.3 million in 1999, $35.9 million in 2000 and $35.6 million in 2001. There were no capital leases as of September 30, 2000 or 2001.

E. Income Taxes

Our income (loss) before taxes consisted of the following:

                                                   September 30,
                                           ----------------------------
                                             1999      2000      2001
                                           --------  --------  --------
                                                  (in thousands)
Domestic.................................. $211,580  $(22,801) $(34,064)
Foreign...................................  (30,338)   17,734    23,203
                                           --------  --------  --------
Total..................................... $181,242  $ (5,067) $(10,861)
                                           ========  ========  ========

Our provision (benefit) for income taxes consisted of the following:

                                                   September 30
                                           ---------------------------
                                             1999     2000      2001
                                           --------  -------  --------
                                                  (in thousands)
Current:
   Federal................................ $ 59,191  $(9,046) $ (7,963)
   State..................................    9,250   (3,858)    2,546
   Foreign................................   10,422   16,655    17,809
                                           --------  -------  --------
                                             78,863    3,751    12,392
                                           --------  -------  --------
Deferred:
   Federal................................  (17,553)  (8,028)  (13,523)
   State..................................   (2,250)   4,301    (1,945)
   Foreign................................    2,889   (1,111)      429
                                           --------  -------  --------
                                            (16,914)  (4,838)  (15,039)
                                           --------  -------  --------
Total provision (benefit) for income taxes $ 61,949  $(1,087) $ (2,647)
                                           ========  =======  ========

                       PARAMETRIC TECHNOLOGY CORPORATION

The reconciliation between the statutory federal income tax rate and our effective income tax rate is shown below:

                                                 September 30,
                                               ---------------
                                               1999 2000  2001
                                               ---- ----  ----
Statutory federal income taxes................  35% (35)%  (35)%
State income taxes, net of federal tax benefit   3    6      4
Tax exempt interest income....................  (2) (36)    (7)
Benefit of foreign sales corporations.........  (1)  (1)    (2)
Valuation allowance...........................  (9) (93)    86
Acquisition-related charges...................   7  157     93
Investment in foreign subsidiaries............  --   --   (161)
Other, net....................................   1  (19)    (2)
                                                --  ---   ----
Effective income tax rate.....................  34% (21)%  (24)%
                                                ==  ===   ====

We paid $57.7 million in 1999, $52.0 million in 2000 and $6.9 million in 2001 for income taxes.

The significant temporary differences that create deferred tax assets and liabilities are shown below:

                                                       September 30,
                                                    ------------------
                                                      2000      2001
                                                    --------  --------
                                                      (in thousands)
Deferred tax assets:
   Reserves not currently deductible............... $  5,921  $  9,819
   Restructuring reserves not currently deductible.   14,673    20,296
   Net operating loss carryforwards................   84,980    78,089
   Foreign tax credits.............................       --     7,605
   Amortization of intangible assets...............   10,435     8,448
   Depreciation....................................    2,274     2,389
   Other...........................................    1,747     1,647
                                                    --------  --------
Gross deferred tax assets..........................  120,030   128,293
Valuation allowance................................  (59,137)  (68,487)
                                                    --------  --------
Total deferred tax assets.......................... $ 60,893  $ 59,806
                                                    --------  --------
Deferred tax liabilities:
   Investment in foreign subsidiaries..............  (25,308)   (7,776)
   Deferred revenue................................   (2,313)   (2,125)
   Other...........................................   (7,298)   (8,892)
                                                    --------  --------
Total deferred tax liabilities.....................  (34,919)  (18,793)
                                                    --------  --------
Net deferred tax assets............................ $ 25,974  $ 41,013
                                                    ========  ========

For U.S. tax return purposes, net operating losses (NOLs) and tax credit carryforwards are generally available to be carried forward to future years. However, the Internal Revenue Code limits a corporation's use of NOLs and tax credits after a change of more than 50% of the ownership of the corporation. Our merger with Computervision in January 1998 changed its ownership more than 50%. This change limits our usage of the Computervision NOLs to $14.0 million per year and $196.0 million cumulatively through 2011, plus any built-in

                       PARAMETRIC TECHNOLOGY CORPORATION
gains which existed at the time of the ownership change. There are other limitations imposed on the utilization of such NOLs that could further restrict the recognition of such tax benefits. We have foreign NOLs that are also subject to various limitations. Due to these limitations, we recorded a valuation allowance for the tax benefit of a majority of NOLs since realization of these future benefits was not sufficiently assured. During 2000, we reduced our valuation allowance $4.7 million primarily due to anticipated future benefits from the utilization of certain NOLs in 2000 and during 2001 we increased our valuation allowance $9.4 million due to the uncertainty of utilization of certain foreign net operating losses and tax credit carryforwards.

F. Commitments and Contingencies

Leasing Arrangements

We lease office facilities and certain equipment under operating leases expiring at various dates through 2014. In addition to rent, certain leases require us to pay directly for taxes, insurance, maintenance and other operating expenses. Lease expense, net of sublease income, was $54.6 million in 1999, $54.1 million in 2000 and $56.9 million in 2001. At September 30, 2001, our future minimum lease payments under noncancellable operating leases with remaining terms of one or more years are as follows:

                             September 30,
                                  2001
                             --------------
                             (in thousands)
2002........................    $ 53,089
2003........................      39,489
2004........................      27,668
2005........................      25,281
2006........................      21,485
Thereafter..................     105,049
                                --------
Total minimum lease payments    $272,061
                                ========

As a result of Computervision's cost saving initiatives in prior years, our merger with Computervision and our cost saving initiatives in 1999, 2000 and 2001, certain leased facilities were considered excess. As of September 30, 2001 we had $29.2 million reserved for facility obligations in excess of sublease income.

In December 1999, we sold land and certain improvements under construction for $30.8 million and entered into an operating lease covering approximately 381,000 square feet of office space in Needham, Massachusetts to consolidate our Massachusetts facilities. Occupancy and rent began in December 2000 and the lease expires in December 2012, subject to certain renewal rights. As of September 30, 2000 and 2001, we have letters of credit outstanding of approximately $25.5 million and $9.1 million primarily related to the lease of the new facility.

Legal Proceedings

Certain class action lawsuits were filed by shareholders in the fourth quarter of 1998 against us and certain of our current and former officers and directors in the U.S. District Court in Massachusetts claiming violations of the federal securities laws based on alleged misrepresentations regarding our anticipated revenue and earnings for the third quarter of 1998. An amended complaint, consolidating these lawsuits into one action, was filed in the second quarter of 1999, seeking unspecified damages. In the third quarter of 1999 we filed a motion to dismiss the consolidated action. On March 29, 2001, the U.S. District Court for the District of Massachusetts granted our

                       PARAMETRIC TECHNOLOGY CORPORATION
motion to dismiss and entered an order dismissing the consolidated action with prejudice. The applicable appeal period has expired and the plantiffs have not appealed, which should conclude the litigation.

We are also subject to various legal proceedings and claims that arise in the ordinary course of business. We currently believe that resolving these matters will not have a material adverse impact on our financial condition or results of operations.

G. Stockholders' Equity

Preferred Stock

We may issue up to 5.0 million shares of our preferred stock in one or more series. Our Board of Directors is authorized to fix the rights and terms for any series of preferred stock without additional shareholder approval. As of September 30, 2000 and 2001, there were no outstanding shares of preferred stock.

In November 2000, our Board of Directors authorized and designated 500,000 shares of preferred stock as Series A Junior Participating Preferred Stock for issuance pursuant to our Shareholder Rights Plan (discussed below in Note H).

Common Stock

Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Shares of common stock outstanding are shown below:

                                  September 30,
                            -------------------------
                             1999     2000     2001
                            -------  -------  -------
                                  (in thousands)
Beginning balance.......... 268,142  270,164  269,597
Common stock issued........      --    3,776       --
Treasury shares repurchased  (6,270)  (7,727) (11,811)
Treasury shares issued.....   8,292    3,384    2,752
                            -------  -------  -------
Ending balance............. 270,164  269,597  260,538
                            =======  =======  =======

In September 1998, our Board of Directors authorized a plan that allows us to repurchase up to 20.0 million shares. In July 2000, our Board of Directors authorized an additional 20.0 million shares to be repurchased. Through September 30, 2001, we repurchased 30.5 million shares at a cost of $361.7 million. Our treasury stock is held on a first in, first out cost basis. The repurchased shares are used to issue shares for stock option exercises, employee stock purchase plans and potential acquisitions.

H. Shareholder Rights Plan

In November 2000, our Board of Directors adopted a Shareholder Rights Plan and declared a dividend distribution of one share purchase right (a "Right") for each outstanding share of our common stock to stockholders of record at the close of business on January 5, 2001. Each share of common stock newly issued after that date also will carry with it one Right. Each Right will entitle the record holder to purchase from us one one-thousandth of a share of our Series A Junior Participating Preferred Stock at an exercise price of $60.00 per unit subject to adjustment. The Rights become exercisable ten (10) days after the earlier of our announcement that a person has acquired 15% or more of our outstanding common stock or an announcement of a tender offer

                       PARAMETRIC TECHNOLOGY CORPORATION
which would result in a person or group acquiring 15% or more of our common stock; in either case, the Board of Directors can extend the 10 day period. If we have not redeemed or exchanged the Rights and a person becomes the beneficial owner of 15% or more of our common stock (a "Triggering Event"), each holder of a Right will have the right to purchase shares of our common stock having a value equal to two times the exercise price of the Right. If, at any time following the Triggering Event, we are acquired in a merger or other business combination transaction in which we are not the surviving corporation or more than 50% of its assets or earning power is sold to a person or group, each holder of a Right shall have the right to purchase shares of common stock of the acquiring person, group or company having a value equal to two times the exercise price of the Right. The Rights expire on January 5, 2011, and may be redeemed by us for $.001 per Right.

I. Stock Plans

Employee Stock Purchase Plans

We offer an employee stock purchase plan for all eligible employees. Under the current plan, which qualifies as an "employee stock purchase plan" under
Section 423 of the Internal Revenue Code, shares of our common stock can be purchased at 85% of the lower of the fair market value of the stock on the first or the last day of each six-month offering period. Employee purchases in any year are limited to the lesser of $25,000 worth of stock, determined by the fair market value of the common stock at the time the offering begins, or 15% of his or her base pay. The shareholders have approved that 10.0 million shares of common stock be reserved for issuance under the plan. During fiscal 1999, 2000 and 2001, employees purchased 1.0 million, 757,000 and 1.2 million shares at average prices of $9.20, $11.67 and $8.30, respectively.

Stock Option Plans

We have stock option plans for employees, directors, officers and consultants that provide for issuance of nonqualified and incentive stock options. The option exercise price is typically the fair market value at the date of grant. These options generally vest over four years and expire ten years from the date of grant. As of September 30, 2001, 11.7 million shares were available for grant and 66.2 million shares granted and outstanding were reserved under stock option plans.

                                           September 30,
                        ---------------------------------------------------
                              1999             2000              2001
                        ---------------- ----------------- ----------------
                                Weighted          Weighted         Weighted
                                Average           Average          Average
                                Exercise          Exercise         Exercise
                        Shares   Price   Shares    Price   Shares   Price
                        ------  -------- -------  -------- ------  --------
                                       (shares in thousands)
Outstanding:
   Beginning balance... 48,888   $15.03   55,435   $14.52  60,619   $14.30
   Granted and assumed. 17,169    13.28   21,413    13.41  15,173     8.75
   Cancelled........... (8,564)   16.75  (10,429)   15.08  (8,047)   14.34
   Exercised........... (2,058)    7.03   (5,800)   12.22  (1,576)    9.19
                        ------   ------  -------   ------  ------   ------
   Ending Balance...... 55,435   $14.52   60,619   $14.30  66,169   $13.16
                        ======   ======  =======   ======  ======   ======
Exercisable............ 19,687   $14.50   23,110   $15.30  32,701   $14.89

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

                       PARAMETRIC TECHNOLOGY CORPORATION

For various price ranges, information for options outstanding and exercisable at September 30, 2001 was as follows:

                        Outstanding Options              Exercisable Options
              ---------------------------------------- -----------------------
                     Weighted Average
                      Remaining Life  Weighted Average        Weighted Average
              Shares     (years)       Exercise Price  Shares  Exercise Price
              ------ ---------------- ---------------- ------ ----------------
                                   (shares in thousands)
 $ 0.09- 8.06 11,327       8.93            $ 5.71       1,743      $ 6.28
   8.07- 9.94 10,604       7.81              9.48       5,749        9.52
   9.95-12.44  9,365       7.66             11.62       3,451       11.32
  12.45-13.63 11,941       7.22             13.51       7,538       13.60
  13.64-15.69 10,689       7.27             15.30       5,480       15.19
  15.70-24.00 10,524       6.37             21.21       7,468       21.46
  24.01-72.55  1,719       6.21             28.19       1,272       28.40
              ------       ----            ------      ------      ------
 $ 0.09-72.55 66,169       7.52            $13.16      32,701      $14.89
              ======       ====            ======      ======      ======

Valuation of Stock Plans

We have not recognized compensation expense in connection with stock option grants to employees, directors and officers under our plans. We have recognized compensation expense of $927,000 in 1999, $652,000 in 2000 and $236,000 in 2001
in connection with stock option grants to consultants as prescribed by APB No. 25 and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25. However, had compensation expense for stock option and employee stock purchase plans been determined based on fair value at the grant dates as prescribed by SFAS No. 123, pro forma net income (loss) and earnings (loss) per share would have been:

                                            September 30,
                                     --------------------------
                                      1999     2000      2001
                                     ------- --------  --------
                                      (in thousands, except per
                                           share amounts)
Pro forma net income (loss)......... $32,848 $(89,566) $(94,718)
Pro forma earnings (loss) per share:
   Basic............................ $  0.12 $  (0.33) $  (0.36)
   Diluted.......................... $  0.12 $  (0.33) $  (0.36)

The pro forma disclosures above include the amortization of the fair value of all options vested between 1996 and 2001, regardless of the grant date. The effects on pro forma disclosures of applying SFAS No. 123 are not necessarily representative of the effects on pro forma disclosures of future years.

                       PARAMETRIC TECHNOLOGY CORPORATION

The fair value of options granted has been estimated at the date of grant using the Black-Scholes option-pricing model assuming the following weighted-average assumptions:

                         September 30,
                         -------------
                         1999 2000 2001
                         ---- ---- ----
Expected life (years)... 6.0  6.0  6.0
Risk-free interest rates 5.0% 6.2% 5.0%
Volatility..............  50%  50%  75%
Dividend yield..........  --   --   --

The weighted average fair value of employee stock options granted was $7.96 in 1999, $7.46 in 2000 and $5.86 in 2001. The expected life used for stock purchase plans was six months. The weighted average fair value of shares granted under the stock purchase plan was $3.80 in 1999, $4.10 in 2000 and $4.56 in 2001.

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

J. Employee Benefit Plan

We offer a savings plan (PTC plan) to eligible employees. The plan is intended to qualify under Section 401(k) of the Internal Revenue Code. Participating employees may defer up to 15% of their pre-tax compensation, as defined, but not more than statutory limits. We contribute 50% of the amount contributed by the employee, up to a maximum of 10% of the employee's earnings. Our matching contributions vest at a rate of 25% per year of service. We made matching contributions of $4.7 million, $5.1 million and $5.5 million in 1999, 2000 and 2001, respectively.

K. Pension Plans

We maintain a defined benefit pension plan covering certain employees of Computervision. Benefits are based upon length of service and average compensation and generally vest after five years of service. Accrued pension costs have been included in other liabilities.

U.S. Pension Plan

Effective April 1, 1990, the benefits under the U.S. pension plan were frozen indefinitely. We contribute all amounts deemed necessary on an actuarial basis to satisfy Internal Revenue Service funding requirements. Based upon the actuarial valuations, we contributed $13.7 million in 1999, $0 in 2000 and $1.4 million in 2001. The minimum pension liability increased $13.2 million in 2001 due primarily to a change in the discount rate actuarial assumption to 7.0% from 7.5% and the underperformance of plan assets during 2001. Plan assets consist primarily of indexed funds.

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

                       PARAMETRIC TECHNOLOGY CORPORATION

The following table presents the actuarial assumptions used in accounting for the pension plans:

                                          U.S. Plan            Foreign Plans
                                        -------------- -----------------------------
                                        1999 2000 2001    1999        2000     2001
                                        ---- ---- ---- ----------- ----------- -----
Discount rate.......................... 7.5% 7.5% 7.0% 6.3 to 6.5% 6.3 to 6.5%  6.0%
Rate of increase in future compensation   --   --   -- 3.5 to 5.0% 3.5 to 5.0% 3.25%
Rate of return on plan assets.......... 7.5% 7.5% 7.5% 6.3 to 7.0% 5.3 to 7.0%  5.0%

The actuarially computed components of net periodic pension cost are show below:

                                                           U.S. Plan                Foreign Plans
                                                   -------------------------  -------------------------
                                                    1999     2000     2001     1999     2000     2001
                                                   -------  -------  -------  -------  -------  -------
                                                                      (in thousands)
Service costs of benefits earned during the period $    --  $    --  $    --  $     6  $    --  $    --
Interest cost of projected benefit obligation.....   3,224    3,663    3,778    2,853    2,542    1,907
Expected return on plan assets....................  (2,568)  (3,389)  (3,487)  (2,698)  (2,192)  (1,318)
Amortization of prior service cost................      --       --       --       17       17       15
Recognized actuarial loss.........................   1,191      950      897      381      165       36
                                                   -------  -------  -------  -------  -------  -------
Net periodic pension cost......................... $ 1,847  $ 1,224  $ 1,188  $   559  $   532  $   640
                                                   =======  =======  =======  =======  =======  =======

The following tables display the change in benefit obligation, plan assets and funded status:

                                            U.S. Plan        Foreign Plans
                                        -----------------  ----------------
                                         2000      2001     2000     2001
                                        -------  --------  -------  -------
                                                   (in thousands)
    Beginning benefit obligation....... $49,043  $ 51,716  $42,480  $30,785
    Service cost.......................      --        --       --       --
    Interest cost......................   3,663     3,778    2,542    1,907
    Actuarial loss (gain)..............     358     3,596   (1,681)   1,854
    Foreign exchange impact............      --        --   (4,552)     385
    Benefits paid......................  (1,348)   (1,424)  (8,004)  (2,205)
                                        -------  --------  -------  -------
    Ending benefit obligation.......... $51,716  $ 57,666  $30,785  $32,726
                                        =======  ========  =======  =======

    Beginning plan assets at fair value $45,751  $ 46,686  $36,607  $25,478
    Actual return on plan assets.......   2,283    (7,044)     320       59
    Employer contributions.............      --     1,441        5       --
    Foreign exchange impact............      --        --   (3,573)      94
    Benefits paid......................  (1,348)   (1,424)  (7,881)  (2,087)
                                        -------  --------  -------  -------
    Ending plan assets at fair value...  46,686    39,659   25,478   23,544
    Benefit obligation at end of year..  51,716    57,666   30,785   32,726
                                        -------  --------  -------  -------
    Funded status......................  (5,030)  (18,007)  (5,307)  (9,182)
    Unrecognized actuarial loss........  18,394    31,625    1,952    5,045
    Unrecognized prior service cost....      --        --      272      258
                                        -------  --------  -------  -------
    Net prepaid (accrued) benefit cost. $13,364  $ 13,618  $(3,083) $(3,879)
                                        =======  ========  =======  =======

                       PARAMETRIC TECHNOLOGY CORPORATION

The following table shows the amounts recognized in the balance sheet:

                                             U.S. Plan        Foreign Plans
                                         -----------------  -----------------
                                          2000      2001     2000      2001
                                         -------  --------  -------  --------
                                                    (in thousands)
  Accrued benefit liability............. $(5,030) $(18,007) $(7,036) $(10,768)
  Intangible asset......................      --        --      272       258
  Accumulated other comprehensive income  18,394    31,625    3,681     6,631
                                         -------  --------  -------  --------
  Net amount recognized................. $13,364  $ 13,618  $(3,083) $ (3,879)
                                         =======  ========  =======  ========

L. Segment Information

We operate within a single industry segment--computer software and related services. We have two major product categories within that one segment: (1) our computer aided design, manufacturing and engineering solutions (Design solutions), including our flagship Pro/ENGINEER(R) design software, which provides engineering solutions to our customers and (2) our Windchill(R) software, which provides collaborative information management solutions to our customers using Internet technologies.

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

Effective in 2001, our financial reporting focuses on the revenue and operating income (loss) for our design solutions and Windchill-based solutions product segments. We do not allocate certain sales, marketing or administrative expenses to our product segments, as these activities are managed separately. The revenue and operating income (loss) attributable to these product segments are included below:

                                                      September 30,
                                            --------------------------------
                                               1999       2000       2001
                                            ----------  ---------  ---------
Revenue:
   Design solutions:
   License revenue......................... $  504,696  $ 285,475  $ 285,709
   Service revenue.........................    471,561    468,210    435,023
                                            ----------  ---------  ---------
   Total Design solutions revenue..........    976,257    753,685    720,732

   Windchill-based solutions:
   License revenue.........................     56,524     93,142     96,173
   Service revenue.........................     24,820     81,587    117,701
                                            ----------  ---------  ---------
   Total Windchill-based solutions revenue.     81,344    174,729    213,874
                                            ----------  ---------  ---------
   Total revenue........................... $1,057,601  $ 928,414  $ 934,606
                                            ==========  =========  =========
Operating income (loss): (1)
   Design solutions........................ $  706,166  $ 470,619  $ 451,453
   Windchill-based solutions...............    (51,588)     6,565       (707)
   Distribution expenses (2)...............   (412,934)  (416,121)  (381,566)
                                            ----------  ---------  ---------
Product segment operating income (3).......    241,644     61,063     69,180
Unallocated expenses (4)...................    (62,852)   (69,290)   (72,182)
                                            ----------  ---------  ---------
Total operating income (loss).............. $  178,792  $  (8,227) $  (3,002)
                                            ==========  =========  =========

                       PARAMETRIC TECHNOLOGY CORPORATION

--------
(1) For 1999, 2000 and 2001, Windchill-based solutions operating loss includes $38.2 million, $4.9 million and $10.8 million, respectively, of acquisition and nonrecurring charges. For 1999, 2000 and 2001, design solutions operating income includes $4.7 million, $5.1 million and $15.6 million, respectively, of acquisition and nonrecurring charges.

(2) Distribution expenses represent certain sales and marketing expenses incurred in support of the product segments.

(3) The product segment operating income reflects only the direct controllable expenses of each product segment. The product segment operating income reported does not represent the total operating results for each product segment as it does not contain an allocation of certain sales, marketing, corporate and general administrative expenses incurred in support of the product segments.

(4) Unallocated expenses represent certain corporate and general administrative expenses incurred in support of the product segments.

While we are predominately a computer software company, our business is organized geographically. Data for the geographic regions in which we operate is presented below:

                                           September 30,
                                    ----------------------------
                                       1999      2000     2001
                                    ---------- -------- --------
Revenue:
   North America................... $  464,445 $378,564 $408,422
   Europe..........................    389,969  341,859  308,452
   Asia/Pacific....................    203,187  207,991  217,732
                                    ---------- -------- --------
       Total revenue............... $1,057,601 $928,414 $934,606
                                    ========== ======== ========
Long-lived assets:
   North America................... $  165,212 $155,236 $162,013
   Europe..........................     66,826   51,955   38,498
   Asia/Pacific....................     23,503   22,527   18,013
                                    ---------- -------- --------
       Total long-lived assets..... $  255,541 $229,718 $218,524
                                    ========== ======== ========

We license products to customers worldwide. Our sales and marketing operations outside the United States are conducted principally through our foreign sales subsidiaries throughout Europe and the Asia/Pacific region. Intercompany sales and transfers between geographic areas are accounted for at prices that are designed to be representative of unaffiliated party transactions. Total exports were $166.2 million, $81.5 million and $61.7 million in 1999, 2000 and 2001, respectively.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Parametric Technology Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows, stockholders' equity, and comprehensive income present fairly, in all material respects, the financial position of Parametric Technology Corporation and its subsidiaries at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          /s/  PricewaterhouseCoopers LLP

Boston, Massachusetts
October 15, 2001

               FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA (1)

                                                               September 30,
                                            ---------------------------------------------------
                                               1997       1998       1999      2000      2001
                                            ---------- ---------- ---------- --------  --------
                                                   (in thousands, except per share data)
Revenue.................................... $1,062,018 $1,017,970 $1,057,601 $928,414  $934,606
Operating income (loss)....................    229,335    208,020    178,792   (8,227)   (3,002)
Net income (loss)..........................     87,660     86,697    119,293   (3,980)   (8,214)
Earnings (loss) per share:(2)
   Basic...................................       0.33       0.32       0.44    (0.01)    (0.03)
   Diluted.................................       0.32       0.31       0.43    (0.01)    (0.03)
Total assets...............................    919,129    801,060  1,016,620  924,883   797,838
Working capital............................    311,299    174,239    247,921  266,081   156,052
Long term liabilities, less current portion    263,949     46,014     38,333   33,989    38,500
Stockholders' equity.......................    204,551    335,504    521,104  528,542   399,702

                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                               January 1,  April 1,  July 1,   September 30,
                                  2000       2000      2000        2000
                              ------------ --------- --------  -------------
                                  (in thousands, except per share data)
   Revenue...................   $239,037   $227,105  $227,254    $235,018
   Operating income (loss)...     13,976     (8,401)  (22,112)      8,310
   Net income (loss).........     10,381     (5,846)  (15,427)      6,912
   Earnings (loss) per share:
      Basic..................       0.04      (0.02)    (0.06)       0.03
      Diluted................       0.04      (0.02)    (0.06)       0.03
   Common stock prices: (3)
      High...................   $  32.88   $  31.94  $  11.63    $  13.81
      Low....................      13.94      19.06      8.00        9.94
                              December 30, March 31, June 30,  September 30,
                                  2000       2001      2001        2001
                              ------------ --------- --------  -------------
                                  (in thousands, except per share data)
   Revenue...................   $234,944   $245,130  $229,093    $225,439
   Operating income (loss)...     16,001     17,400    (4,230)    (32,173)
   Net income (loss).........     12,254      7,121    (2,685)    (24,904)
   Earnings (loss) per share:
      Basic..................       0.05       0.03     (0.01)      (0.10)
      Diluted................       0.05       0.03     (0.01)      (0.10)
   Common stock prices: (3)
      High...................   $  14.50   $  16.63  $  13.99    $  12.65
      Low....................       9.22       8.97      8.09        4.60

--------
(1) In January 1998, we completed a merger with Computervision Corporation that has been accounted for as a pooling of interests. Accordingly, we have restated all financial information to reflect the merger.
(2) Per share data has been retroactively adjusted to reflect the one-for-one stock dividends in 1998.
(3) Our common stock is traded on the Nasdaq National Market under the symbol "PMTC". The common stock prices are based on the Nasdaq Stock Market daily closing stock price.