Form 10-Q
period 2001-12-29
PARAMETRIC TECHNOLOGY CORP
filed 2002-02-12
CIK 857005

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: December 29, 2001

                        Commission File Number: 0-18059

                               -----------------

                       Parametric Technology Corporation
            (Exact name of registrant as specified in its charter)

                    Massachusetts              04-2866152
                   (State or other               (I.R.S.
                   jurisdiction of       Employer Identification
                  incorporation or               Number)
                    organization)

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

There were 259,988,968 shares of our common stock outstanding on December 29, 2001.

================================================================================

                       PARAMETRIC TECHNOLOGY CORPORATION
                              INDEX TO FORM 10-Q
                    For the Quarter Ended December 29, 2001


                                                                                                 Page
                                                                                                Number
                                                                                                ------
Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
     Consolidated Balance Sheets as of September 30, 2001 and December 29, 2001................    1
     Consolidated Statements of Income for the three months ended December 30, 2000 and
       December 29, 2001.......................................................................    2
     Consolidated Statements of Cash Flows for the three months ended December 30, 2000 and
       December 29, 2001.......................................................................    3
     Consolidated Statements of Comprehensive Income for the three months ended December 30,
       2000 and December 29, 2001..............................................................    4
     Notes to the Consolidated Financial Statements............................................    5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..    8
Item 3. Quantitative and Qualitative Disclosures About Market Risk.............................   21
Part II - OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K.......................................................   21
Signature......................................................................................   21

                        PART I - FINANCIAL INFORMATION

                       PARAMETRIC TECHNOLOGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                     (in thousands, except per share data)


                                                                             September 30, December 29,
                                                                                  2001         2001
                                                                              -----------  -----------
                                  ASSETS                                                   (unaudited)
Current assets:
   Cash and cash equivalents................................................  $   217,369  $   203,036
   Short-term investments...................................................       13,906       13,644
   Accounts receivable, net of allowance for doubtful
     accounts of $5,635 and $5,640..........................................      185,444      166,132
   Other current assets and prepaid expenses................................       98,969      113,062
                                                                              -----------  -----------
         Total current assets...............................................      515,688      495,874
Marketable investments......................................................       17,823       11,040
Property and equipment, net.................................................       91,501       91,283
Goodwill and other intangible assets, net...................................       92,838       83,001
Other assets................................................................       79,988       89,513
                                                                              -----------  -----------
        Total assets........................................................  $   797,838  $   770,711
                                                                              ===========  ===========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.........................................................  $    28,640  $    29,514
   Accrued expenses.........................................................       55,016       60,111
   Accrued compensation and severance.......................................       68,936       52,189
   Deferred revenue.........................................................      207,044      201,831
                                                                              -----------  -----------
        Total current liabilities...........................................      359,636      343,645
Other liabilities                                                                  38,500       36,643
Stockholders' equity:
   Preferred stock, $0.01 par value; 5,000 shares authorized; none issued...           --           --
   Common stock, $0.01 par value; 500,000 shares authorized; 276,053 shares
     issued.................................................................        2,761        2,761
   Additional paid-in capital...............................................    1,643,626    1,643,628
   Treasury stock, at cost, 15,515 and 16,063 shares, respectively..........     (173,504)    (178,085)
   Accumulated deficit......................................................   (1,045,096)  (1,048,196)
   Accumulated other comprehensive loss.....................................      (28,085)     (29,685)
                                                                              -----------  -----------
        Total stockholders' equity..........................................      399,702      390,423
                                                                              -----------  -----------
        Total liabilities and stockholders' equity..........................  $   797,838  $   770,711
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

                       PARAMETRIC TECHNOLOGY CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (unaudited)

                                                              Three months ended
                                                         ---------------------------
                                                         December 30,   December 29,
                                                             2000           2001
                                                         ------------- -------------
Revenue:
   License.............................................. $     101,300 $      64,343
   Service..............................................       133,644       134,262
                                                         ------------- -------------
       Total revenue....................................       234,944       198,605
                                                         ------------- -------------
Costs and expenses:
   Cost of license revenue..............................         3,807         4,364
   Cost of service revenue..............................        60,086        50,329
   Sales and marketing..................................        92,433        84,511
   Research and development.............................        35,809        34,689
   General and administrative...........................        17,369        15,370
   Amortization of goodwill and other intangible assets.         9,439         9,165
   Nonrecurring charges.................................            --         6,089
                                                         ------------- -------------
       Total costs and expenses.........................       218,943       204,517
                                                         ------------- -------------
Operating income (loss).................................        16,001        (5,912)
   Other income, net....................................         1,256           255
                                                         ------------- -------------
Income (loss) before income taxes.......................        17,257        (5,657)
   Provision for (benefit from) income taxes............         5,003        (2,708)
                                                         ------------- -------------
Net income (loss)....................................... $      12,254 $      (2,949)
                                                         ============= =============
Earnings (loss) per share (Note 3):.....................
   Basic................................................ $        0.05 $       (0.01)
   Diluted.............................................. $        0.05 $       (0.01)

   The accompanying notes are an integral part of the consolidated financial statements.

                       PARAMETRIC TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                  Three months ended
                                                                             ----------------------------
                                                                              December 30,   December 29,
                                                                                  2000           2001
                                                                             -------------  -------------
Cash flows from operating activities:
 Net income (loss).......................................................... $      12,254  $      (2,949)
 Adjustments to reconcile net income (loss) to net cash flows from operating activities:
   Depreciation and amortization............................................        18,881         18,342
   Provision for loss on accounts receivable................................           496            655
   Changes in assets and liabilities which provided (used) cash:
     Accounts receivable....................................................        (4,238)        14,090
     Accounts payable and accrued expenses..................................        (1,410)         3,025
     Accrued compensation and severance.....................................        (8,080)       (16,747)
     Deferred revenue.......................................................       (24,919)        (5,213)
     Income taxes...........................................................         1,777         (5,130)
     Other current assets and prepaid expenses..............................        (8,303)       (12,365)
     Other noncurrent assets and liabilities................................        (2,861)           733
                                                                             -------------  -------------
Net cash used by operating activities.......................................       (16,403)        (5,559)
                                                                             -------------  -------------
Cash flows from investing activities:
 Additions to property and equipment........................................       (19,454)       (10,095)
 Additions to other intangible assets.......................................          (238)          (411)
 Purchases of investments...................................................        (7,190)       (14,526)
 Proceeds from sales and maturities of investments..........................           952         21,633
                                                                             -------------  -------------
Net cash used by investing activities.......................................       (25,930)        (3,399)
                                                                             -------------  -------------
Cash flows from financing activities:
 Proceeds from issuance of common stock.....................................         1,767            269
 Purchases of treasury stock................................................       (46,846)        (4,998)
                                                                             -------------  -------------
Net cash used by financing activities.......................................       (45,079)        (4,729)
                                                                             -------------  -------------
Effect of exchange rate changes on cash.....................................        (2,234)          (646)
                                                                             -------------  -------------
Net decrease in cash and cash equivalents...................................       (89,646)       (14,333)
Cash and cash equivalents, beginning of period..............................       325,872        217,369
                                                                             -------------  -------------
Cash and cash equivalents, end of period.................................... $     236,226  $     203,036
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

                       PARAMETRIC TECHNOLOGY CORPORATION

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (in thousands)
                                  (unaudited)

                                                                                      Three months ended
                                                                                 ----------------------------
                                                                                  December 30,   December 29,
                                                                                      2000           2001
                                                                                 -------------  -------------
Net income (loss)............................................................... $      12,254  $      (2,949)
                                                                                 -------------  -------------
Other comprehensive income (loss), net of tax provision (benefit):
 Foreign currency translation adjustment, net of tax of $(872) and $(840),
   respectively.................................................................        (1,618)        (1,560)
 Unrealized gains (losses) on securities and derivatives, net of tax of $238 and
   $(22), respectively..........................................................           441            (40)
                                                                                 -------------  -------------
Other comprehensive loss........................................................        (1,177)        (1,600)
                                                                                 -------------  -------------
Comprehensive income (loss)..................................................... $      11,077  $      (4,549)
                                                                                 =============  =============

   The accompanying notes are an integral part of the consolidated financial statements.

                       PARAMETRIC TECHNOLOGY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Parametric Technology Corporation and its wholly owned subsidiaries and have been prepared by management in accordance with generally accepted accounting principles. Unless otherwise indicated, all references to a year reflect our fiscal year, which ends on September 30. The year end consolidated balance sheet was derived from our audited financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated. Certain reclassifications have been made to the 2001 financial statements to conform to the fiscal 2002 presentation. While we believe that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

The results of operations for the three months ended December 29, 2001 are not necessarily indicative of the results expected for the remainder of the fiscal year.

2. Nonrecurring Charges

In the first quarter of 2002, we recorded nonrecurring charges of $6.1 million for severance and termination benefits associated with a reduction in force of approximately 70 people who were notified or terminated during the quarter. This nonrecurring charge is the continuation of a program begun in the fourth quarter of 2001 to reduce our headcount to approximately 4,250. Although no nonrecurring charges were incurred in the first quarter of 2001, we recorded total nonrecurring charges of $42.6 million in 2001. The 2001 nonrecurring charges were comprised of $25.7 million for severance and termination benefits of approximately 720 people who were notified or terminated in 2001, $9.9 million for facility consolidations, and $7.0 million primarily for a write-down of assets related to a focus shift in certain products.

In the first quarter of 2002, we had cash expenditures of $16.1 million for nonrecurring charges. Amounts not yet paid at December 29, 2001 related to the 2001 and first quarter of 2002 nonrecurring charges were $19 million. We expect to pay approximately $15 million of these nonrecurring charges within the next twelve months. Amounts not yet paid at December 29, 2001, which primarily relate to facility consolidations for pre-2001 nonrecurring charges, were $20.3 million. We expect to pay approximately $5 million of these nonrecurring charges within the next twelve months.

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

                                                   Three months ended
                                                ------------------------
                                                December 30, December 29,
                                                    2000         2001
                                                ------------ ------------
      Net income (loss)........................   $ 12,254     $ (2,949)
                                                  ========     ========
      Weighted average shares outstanding......    267,034      260,353
      Dilutive effect of employee stock options      3,382           --
                                                  --------     --------
      Diluted shares outstanding...............    270,416      260,353
                                                  ========     ========
      Basic EPS................................   $   0.05     $  (0.01)
      Diluted EPS..............................   $   0.05     $  (0.01)

                       PARAMETRIC TECHNOLOGY CORPORATION

Options to purchase 39.4 million and 58.3 million shares for the first quarters of 2001 and 2002, respectively, were outstanding but were not included in the computations of diluted EPS because the price of the options was greater than the average market price of the common stock for the period reported. Due to the net loss for the first quarter of 2002, the dilutive effect of an additional 2.1 million options were excluded from the computation of diluted EPS as the effect would have been anti-dilutive.

4. New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that certain intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. We will adopt SFAS No. 142 in the first quarter of our next fiscal year. We currently estimate that, upon the adoption of SFAS No. 142, quarterly amortization of goodwill and intangible assets related to goodwill will be reduced by approximately $7 million.

5. Segment Information

We operate within a single industry segment--computer software and related services. Within this single segment we have two software product categories:
(1) our computer aided design, manufacturing and engineering solutions (Design Solutions), including our flagship Pro/ENGINEER(R) design software, which provides engineering solutions to our customers and (2) our Windchill(R) software (Collaboration and Control Solutions), which provides collaborative information management solutions to our customers using Internet technologies. Services related to both of these software products (including consulting, implementation, education and technical support) are performed by our Global Services Organization.

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is our executive officers.

Effective in 2002, following the combination of our Windchill and MCAD business units under a common product strategy, our internal financial reporting now focuses on the following operating segments: (1) our software products, including license and maintenance revenue; and (2) global services, including consulting, implementation, education and technical support revenue. We do not allocate certain sales, marketing or administrative expenses to our operating segments, as these activities are managed separately. We have reclassified the 2001 segment disclosure to conform with our 2002 internal financial reporting.

                       PARAMETRIC TECHNOLOGY CORPORATION

The revenue and operating income (loss) attributable to these operating segments are included below:

                                                    Three months ended
                                                 ------------------------
                                                 December 30, December 29,
                                                     2000         2001
                                                 ------------ ------------
     Revenue:
      Software products:
        Design solutions........................   $157,039     $126,150
        Collaboration and control solutions.....     29,767       26,477
                                                   --------     --------
            Total software products revenue.....    186,806      152,627
      Global services:
        Design solutions........................     27,515       23,812
        Collaboration and control solutions.....     20,623       22,166
                                                   --------     --------
            Total global services revenue.......     48,138       45,978
      Total revenue:
        Design solutions........................    184,554      149,962
        Collaboration and control solutions.....     50,390       48,643
                                                   --------     --------
            Total revenue.......................   $234,944     $198,605
                                                   ========     ========
     Operating income (loss): (1)
      Software products.........................   $124,070     $ 93,430
      Global services (4).......................      1,733        5,759
      Distribution expenses (2) (4).............    (92,433)     (88,724)
      Unallocated expenses (3) (4)..............    (17,369)     (16,377)
                                                   --------     --------
            Total operating income (loss).......   $ 16,001     $ (5,912)
                                                   ========     ========

--------
(1) The operating income (loss) reported does not represent the total operating results for each operating segment as it does not contain an allocation of sales, marketing, corporate and general administrative expenses incurred in support of the product categories.
(2) Distribution expenses represent all sales and marketing expenses not directly controlled by the operating segments.
(3) Unallocated expenses represent all corporate and general administrative expenses not directly controlled by the operating segments.
(4) In the first quarter of 2002, global services included $0.9 million, distribution expenses included $4.2 million and unallocated expenses included $1.0 million of the $6.1 million nonrecurring charge, respectively. There were no nonrecurring charges in the first quarter of 2001.

Data for the geographic regions in which we operate is presented below:

                                           Three months ended
                                        -------------------------
                                        December 30, December 29,
                                            2000         2001
                                        ------------ ------------
              Revenue:
               North America...........   $107,026     $ 84,320
               Europe..................     77,028       70,363
               Asia/Pacific............     50,890       43,922
                                          --------     --------
                     Total revenue.....   $234,944     $198,605
                                          ========     ========

Total long-lived assets by geographic region have not changed significantly from September 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q about our anticipated financial results, as well as about the development of our products and markets, are forward looking statements that are based on our current plans and assumptions. Important information about the bases for these plans and assumptions and certain factors that may cause our actual results to differ materially from these statements are contained below and in "Important Factors That May Affect Future Results" beginning on page 15.

                               Business Overview

Parametric Technology Corporation (PTC), founded in 1985 and headquartered in Needham, MA, develops, markets and supports product lifecycle management (PLM) software solutions that help manufacturers improve the competitiveness of their products and product development processes. Our solutions, which include a suite of mechanical computer-aided design tools (our design solutions) and a range of Internet-based collaboration technologies (our collaboration and control solutions), enable manufacturing companies to create virtual computer based products (digital products), collaborate on designs within the enterprise and throughout the extended supply chain, and control the digital product information throughout the product lifecycle. This results in streamlined engineering processes, improved product quality, optimized product information management and reduced cost and time-to-market cycles. Our PLM software solutions are complemented by the strength and experience of our Global Services Organization, as well as systems integrators, resellers and other strategic partners, who provide training, consulting, ancillary product offerings, implementation and support to customers worldwide.

Our PLM software and services solutions permit individuals - regardless of their roles in the commercialization of a product, the computer-based tools they use, or their location geographically or in the supply chain - to participate in and impact the product development process across the manufacturing value chain. The PLM market covers many smaller, previously isolated markets that address various phases of the product lifecycle, such as product data management (PDM), component and supplier management (CSM), visualization and digital mockup, enterprise application integration (EAI), program and project management, manufacturing planning and maintenance, repair and overhaul (MRO).

Historically, our core business focus has been to provide design solutions to customers through our flagship Pro/ENGINEER(R) design software, and we continue to provide our customers with industry leading product development, manufacturing and engineering design solutions based on this software. We believe, however, that there is opportunity for growth in the collaboration and control solutions market, whereas the growth in the discrete computer-aided design market for design solutions has slowed considerably. Accordingly, over the past two years, we have channeled significant resources into our Windchill-based collaboration and control solutions technology. Our product strategy is to increasingly integrate our design and our control and collaboration solutions.

In line with our common product strategy, we have announced a plan to introduce a family of interactive solutions designed to address specific business critical manufacturing functions. These solutions include pre-configured, fully integrated applications that utilize the web-based Windchill architecture, as well as components of our design solutions. The solutions require little customization and can be implemented quickly. During fiscal 2001, we introduced the first two of these solutions, PTC(R) ProjectLink(TM), a web-based workspace tool that advances the ability of geographically and organizationally dispersed project teams to collaborate on highly iterative design projects, and PTC(R) PartsLink(TM), a web-based interactive product catalog solution, that gives suppliers of electronic and mechanical products the ability to publish and distribute technical product information, including product design models, directly to their customers in an interactive, web-based catalog environment. In the first quarter of 2002, we introduced PTC(R) DynamicDesignLink(TM), a web-based collaborative application engineering solution that enables a manufacturer's application engineers, sales representatives, distributors, dealers and even customers the ability to customize engineered products over the web.

These three solutions are part of our overall PTC solutions strategy to provide a complete portfolio of PLM solutions that address specific business challenges that occur at various points in the product lifecycle along with service offerings from our Global Services Organization, designed to meet the implementation, education, consulting and technical support requirements of our customers. We expect to introduce additional software and service solution offerings in 2002.

All of our solutions continue to be distributed primarily through our direct sales force. In tandem with our direct sales force, we utilize both an inside sales group focused predominately on telesales and existing accounts and an indirect distribution channel. Our indirect distribution channel has been broadened over the last 18 months through alliances with systems integrators, resellers and other strategic partners. The systems integrator partners work with our direct sales force to locate and target major account opportunities. We also have increased the number of distributors for our design solutions to provide greater geographic coverage. While we do not expect these distributor relationships to have any significant immediate impact, we expect the broadening of our distribution channel will, over time, yield greater market penetration.

                             Results of Operations

The following is an overview of our results of operations in the first quarter:

   . Total revenue was $198.6 million for the first quarter of 2002 compared to
     $234.9 million for the first quarter of 2001.
   . Our year-over-year first quarter revenue declined 15% reflecting a 36%
     decrease in software license revenue and flat service revenue.
   . Collaboration and control (Windchill-based) solutions revenue decreased to $48.6 million for the first quarter of 2002 from $50.4 million in the first quarter of 2001.
   . Design solutions revenue decreased to $150.0 million in the first quarter of 2002 from $184.5 million in the first quarter of 2001.
   . Nonrecurring charges were $6.1 million in the first quarter of 2002. There were no nonrecurring charges in the first quarter of 2001.
   . Net income decreased from $12.3 million for the first quarter of 2001 to a net loss of $(2.9) million for the first quarter of 2002.
   . Pro forma net income, which excludes the amortization of goodwill and intangible assets and nonrecurring charges, decreased from $19.0 million for the first quarter of 2001 to $6.8 million for the first quarter of 2002.

   The following table shows certain consolidated financial data as a percentage of our total revenue for the first quarters of 2001 and 2002.

                                                                             Three months ended
                                                                        --------------------------
                                                                        December 30,   December 29,
                                                                            2000           2001
                                                                        ------------  ------------
Revenue:
 License...............................................................       43%            32 %
 Service...............................................................       57             68
                                                                             ---            ---
   Total revenue.......................................................      100            100
                                                                             ---            ---
Costs and expenses:
 Cost of license revenue...............................................        2              2
 Cost of service revenue...............................................       26             25
 Sales and marketing...................................................       39             43
 Research and development..............................................       15             17
 General and administrative............................................        7              8
 Amortization of goodwill and other intangible assets..................        4              5
 Nonrecurring charges..................................................       --              3
                                                                             ---            ---
   Total costs and expenses............................................       93            103
                                                                             ---            ---
Operating income (loss)................................................        7             (3)
 Other income, net.....................................................       --             --
                                                                             ---            ---
Income (loss) before income taxes......................................        7             (3)
 Provision for (benefit from) income taxes.............................        2             (1)
                                                                        -                    --
Net income (loss)......................................................        5%            (2)%
                                                                             ===            ===
Pro forma, excluding amortization of goodwill and intangible assets and nonrecurring charges:
Operating income.......................................................       11%             5 %
Net income.............................................................        8%             3 %

  Revenue

  Total Revenue

Our revenue consists of software license revenue and service revenue. Overall, our total revenue decreased 15% in the first quarter of 2002 compared to the first quarter of 2001. Total revenue in the first quarter of 2002 reflects a decrease in our total Windchill-based solutions revenue of 3% and a decrease in our total design solutions revenue of 19% from the first quarter of 2001. Total revenue was adversely affected by increased weakness in the global manufacturing economy, particularly in North America and Japan. We derived 58% and 54% of our total revenue from sales to international customers in the first quarters of 2002 and 2001, respectively. This percentage increase is due primarily to a larger decrease in North American revenue relative to corresponding decreases in international revenue.

Total license revenue decreased 36% in the first quarter of 2002 compared to the first quarter of 2001. Service revenue, which is derived from the sale of software maintenance contracts and the performance of training and consulting services, accounted for 68% of total revenue in the first quarter of 2002 and 57% in the first quarter of 2001. Service revenue, which has a lower gross profit margin than license revenue, increased slightly in the first quarter of 2002 compared to the first quarter of 2001.

  Collaboration and Control (Windchill-based) Solutions Revenue

Total revenue from our Windchill-based collaboration and control solutions decreased 3% in the first quarter of 2002 compared to the first quarter of 2001. License revenue for our collaboration and control software decreased 22% in the first quarter of 2002 compared to the first quarter of 2001. License revenue was adversely affected by the decline in larger customer commitments beginning in the second half of fiscal 2001 and continuing into the first quarter of 2002, reflecting the impact of the weakness in the global manufacturing economy. Service revenue increased 13% in the first quarter of 2002 compared to the first quarter of 2001. While we continue to derive our overall license and service revenue primarily from our design solutions, our collaboration and control solutions are continuing to comprise an increasing percentage of revenue. Total Windchill-based solutions revenue as a percentage of total revenue was 24% in the first quarter of 2002 and 21% in the first quarter of 2001. Moreover, due to our growing installed customer base for our Windchill-based solutions, related service revenue has increased in both absolute terms and as a percentage of overall service revenue.

Since introducing our Windchill technology to the market in 1999, we have focused on offering enterprise-wide solutions. This emphasis has resulted in longer and less predictable sales cycles and more complex service engagements. In order to most effectively deploy the resources needed to distribute and implement our collaboration and control solutions, we have started to develop and introduce Windchill-based point solutions targeted at specific business critical PLM processes. These point solutions will allow us to offer software solutions that can be both easily and quickly implemented. Our transition to these point solutions is still underway with three such software solutions being introduced to date. Therefore, we still rely on our enterprise level offerings for much of our collaboration and control related revenue. We have also entered into business relationships with leading systems integrators and other strategic consultants. While these initiatives may limit opportunities for additional services revenue growth, we believe that offering such point solutions and entering into these relationships will best serve to expand the coverage of our PLM software solutions, generate additional license revenue and provide necessary expertise for their implementation and support.

  Design Solutions Revenue

Total revenue from our mechanical and engineering software tools (our design solutions) decreased 19% in the first quarter of 2002 compared to the first quarter of 2001. Total license revenue for our design solutions decreased 41% in the first quarter of 2002 compared to the first quarter of 2001. Pro/ENGINEER software unit sales decreased by 37% in the first quarter of 2002 compared to the first quarter of 2001 and the average selling price of this software decreased 6% in the first quarter of 2002 compared to the first quarter of 2001. Service revenue decreased 3% in the first quarter of 2002 compared to the first quarter of 2001. Reasons for the decrease in our design solutions revenue include: increased competition in the industry from native Windows(R)-based products offering more limited functionality at lower cost, a decline in large dollar license transactions with existing customers largely as a result of weakness in the global manufacturing economy, and a decrease in service revenue attributable to a decline in license sales. This, in turn, has contributed to a loss of market share.

As part of our continued efforts to improve profitability, over the past several quarters we entered into arrangements with over 180 new distributors and agents for our design solutions. The utilization of distributors and agents that focus on smaller businesses provides an efficient means to reach these customers while allowing our direct sales force to focus on higher impact sales opportunities. We expect the percentage of our design solutions that we license through third-party distributors and agents to increase in the future as we continue to enter into new reseller and other distribution agreements. In the first quarters of 2002 and 2001, we licensed approximately 75% and 87%, respectively, of our design solutions products directly to end-user customers. The balance was licensed through third-party distributors. On an absolute dollar basis the revenue licensed through third-party distributors remained flat in the first quarter of 2002 compared to the first quarter of 2001. Concentration of credit risk with respect to trade receivables is not significant except for a receivable from our largest distributor, which accounts for 10% of total receivables as of December 29, 2001. Failure of this distributor to perform its obligations could have an adverse effect on our results of operations.

                                    [CHART]

                      Q1  01      Q1  02
North America         $107.0       $84.3
Europe                 $77.0       $70.4
Asia/Pacific           $50.9       $43.9

Revenue by Geography (in millions)

  Outlook

Looking forward, our overall performance will depend on our ability to successfully execute our common product strategy and provide an integrated, rapidly deployable and easily usable suite of PLM software solutions that enable creation, collaboration and control across the extended design chain with a proven return on investment. These solutions must address the growing demand that we see for overall PLM solutions. Our PLM solutions provide the foundation for future growth as they expand upon traditional design solutions, for which market growth has slowed. Our success also depends on other factors, including our ability to optimize our sales coverage through, among other things, employment of our systems integrator partners, resellers, strategic partners and inside sales teams, and our ability to further improve customer satisfaction and build customer references. We believe we have made progress on these initiatives since their implementation in 2001. We expect, however, that the weakness in the global manufacturing economy will likely continue to impact our revenue by causing our customers to reduce or defer their expenditures for software or services. Additional factors affecting our revenues and operating results are identified under "Important Factors That May Affect Future Results" below.

  Costs and Expenses

All cost and expense categories in the first quarter of 2002 were impacted by the nonrecurring charges taken in 2001 and in the first quarter of 2002. See
Note 2 of "Notes to Consolidated Financial Statements". Our operating expenses are based on anticipated future revenue and are largely fixed for the short term. Given the lower than expected revenues in the latter part of 2001, we reduced our headcount to approximately 4,240 by the end of the first quarter of 2002. As a result, we recorded a nonrecurring charge of $6.1 million in the first quarter of 2002 to complete the restructuring initiatives commenced in 2001. This headcount reduction along with previous restructuring initiatives implemented in 2001, partially offset by a planned increase in marketing programs, are expected to result in a fixed cost savings of approximately $60 million in 2002.

Costs and expenses, excluding amortization of goodwill and other intangible assets and nonrecurring charges, decreased 10% to $189.3 million in the first quarter of 2002 from $209.5 million in the first quarter of 2001.

  Cost of License Revenue

Our cost of license revenue consists of costs associated with reproducing and distributing software and documentation and the payment of royalties. Cost of license revenue was $4.4 million or 7% of license revenue in the first quarter of 2002 and $3.8 million or 4% of license revenue in the first quarter of 2001.

  Cost of Service Revenue

Our cost of service revenue includes costs associated with training and consulting personnel, such as salaries and related costs and travel, and costs related to software maintenance, including costs incurred for customer support personnel and the release of maintenance updates. Cost of service revenue as a percentage of service revenue was 37% and 45% in the first quarters of 2002 and 2001, respectively. Service-related employee headcount decreased 18% in the first quarter of 2002 from the first quarter of 2001. Our continued investment over the last year in our systems integrator alliances and programs has allowed us to reduce the staffing necessary to support our product offerings.

  Sales and Marketing

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, travel and facility costs. These costs decreased 9% in the first quarter of 2002 compared to the first quarter of 2001, primarily due to lower commissions as a result of lower license revenue and more cost-efficient sales coverage due to the broadening of our indirect distribution channel through alliances with systems integrators, resellers and other strategic partners, partially offset by an increase in marketing programs. Total sales and marketing employees decreased 11% from 1,662 at December 30, 2000 to 1,483 at December 29, 2001.

  Research and Development

Our research and development expenses consist principally of salaries and benefits, expenses associated with product translations, costs of computer equipment used in software development and facility expenses. These costs decreased 3% in the first quarter of 2002 compared to the first quarter of 2001. Research and development expenses as a percentage of total revenue were 17% and 15% for the first quarters of 2002 and 2001, respectively. The decrease in research and development expense is primarily due to a 7% decrease in headcount at the end of the first quarter of 2002 compared to the first quarter of 2001.

  General and Administrative

Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources and administrative functions. These costs decreased 12% in the first quarter of 2002 compared to the first quarter of 2001. General and administrative expenses as a percentage of total revenue were 8% and 7% for the first quarters of 2002 and 2001, respectively. The decrease in general and administrative expense is primarily due to a 7% decrease in headcount at the end of the first quarter of 2002 compared to the first quarter of 2001.

  Amortization of Goodwill and Other Intangible Assets

These costs represent the amortization of intangible assets acquired, including developed technology, goodwill, customer lists, assembled work force and trade names. Amortization of goodwill and other intangible assets as a percentage of total revenue was 5% and 4% in the first quarters of 2002 and 2001, respectively. The amortization of goodwill and other intangible assets is principally from our 1999 acquisitions of Division Group plc and auxilium inc. We currently estimate that, upon the adoption of SFAS No. 142 in the first quarter of 2003, quarterly amortization of goodwill and intangible assets related to goodwill will be reduced by approximately $7 million.

  Nonrecurring charges

In the first quarter of 2002, we recorded nonrecurring charges of $6.1 million for severance and termination benefits associated with a reduction in force of approximately 70 people who were notified or terminated during the quarter. This nonrecurring charge is the continuation of a program begun in the fourth quarter of 2001 to reduce our headcount to approximately 4,250. Although no nonrecurring charges were incurred in the first quarter of 2001, we recorded total nonrecurring charges of $42.6 million in 2001. The 2001 nonrecurring charges were comprised of $25.7 million for severance and termination benefits of approximately 720 people who were notified or terminated in 2001, $9.9 million for facility consolidations, and $7.0 million primarily for a write-down of assets related to a focus shift in certain products.

In the first quarter of 2002, we had cash expenditures of $16.1 million for nonrecurring charges. Amounts not yet paid at December 29, 2001 related to the 2001 and first quarter of 2002 nonrecurring charges were $19.0 million. We expect to pay approximately $15 million of these nonrecurring charges within the next twelve months. Amounts not yet paid at December 29, 2001, which primarily relate to facility consolidations for pre-2001 nonrecurring charges, were $20.3 million. We expect to pay approximately $5 million of these nonrecurring charges within the next twelve months.

  Other Income, Net

Our other income, net includes interest income, interest expense, costs of hedging contracts, the gain or loss from the translation of results for subsidiaries for which the U.S. dollar is the functional currency and other charges incurred in connection with financing customer contracts. For the first quarter of 2002, we reported other income of $255,000 compared to $1.3 million for the first quarter of 2001. This decrease is due primarily to lower interest income from lower average cash balances and lower average yields.

  Income Taxes

Our effective tax rate was 48% for the first quarter of 2002 and 29% for the first quarter of 2001. The difference between our effective tax rate and the statutory federal income tax rate of 35% in the first quarter of 2002 was due primarily to the non-deductibility of certain acquisition-related amortization and foreign operating losses that could not be benefited. The difference in the first quarter of 2001 was due primarily to a decrease in deferred tax liabilities related to foreign subsidiaries, partially offset by the non-deductibility of certain acquisition-related amortization and foreign operating losses that could not be benefited.

  Employees

The number of worldwide employees was 4,240 at December 29, 2001 compared to 4,754 at December 30, 2000. The decrease over the prior year is primarily a result of terminations associated with the reductions in force in the fourth quarter of 2001 and the first quarter of 2002 to improve profitability.

                        Liquidity and Capital Resources

Our operating activities, the proceeds from our issuance of stock under stock plans and existing cash and investments provided sufficient resources to fund our employee base, capital asset needs, stock repurchases and financing needs in the first three months of both 2002 and 2001. Our investment portfolio is diversified among security types, industries and individual issuers. Our investments are generally liquid and investment grade. The portfolio is primarily invested in short-term securities to minimize interest rate risk and to facilitate rapid deployment in the event of immediate cash needs.

As of December 29, 2001, cash and investments totaled $227.7 million, down from $249.1 million at September 30, 2001. The decrease in cash and investments during the first quarter of 2002 consisted of $5.0 million for the repurchase of treasury stock and $10.5 million in expenditures to acquire property and equipment and other intangible assets. In addition, in the first quarter of 2002, we used $5.6 million of cash for operating activities, which consisted of cash expenditures for nonrecurring charges of $16.1 million and $4.9 million for other assets and liabilities, offset by $15.4 million of net income generated before depreciation and amortization.

In the first quarters of 2002 and 2001, we acquired $10.5 million and $19.7 million, respectively, of capital equipment and other intangible assets. The capital expenditures for the first quarter of 2001 include approximately $14.0 million for tenant improvements and furniture and fixtures related to our facility consolidation into our Needham, Massachusetts facility. The remaining expenditures in both periods consisted primarily of computer equipment, software and office equipment.

We used net cash for financing activities in the first quarters of 2002 and 2001 primarily to repurchase $5.0 million and $46.8 million, respectively, of our stock. These expenditures were partially offset by proceeds of $269,000 and $1.8 million in the first quarters of 2002 and 2001, respectively, from the issuance of our common stock under our stock plans. Through the first quarter of 2002, we had repurchased, at a cost of $366.7 million, 31.1 million shares of the 40.0 million shares authorized by the Board of Directors to be repurchased under our repurchase program initiated in 1998. The repurchased shares will be used for stock option exercises, employee stock purchase plans and acquisitions. At December 29, 2001, 16.1 million shares were held in treasury.

We believe that existing cash and short-term investments together with cash generated from operations and the issuance of common stock under our stock plans will be sufficient to meet our working capital, financing and capital expenditure requirements through at least 2002. Our cash position could be adversely affected should operating losses continue and we continue to invest in our collaboration and control business without realizing business growth.

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

I.  Operational Considerations

  Our operating results fluctuate within each quarter and from quarter-to-quarter making our future revenues and operating results difficult to predict

While our sales cycle varies substantially from customer to customer, we usually realize a high percentage of our revenue in the third month of each fiscal quarter, and this revenue tends to be concentrated in the later part of that month. Our orders early in a quarter will not generally occur at a rate which, if sustained throughout the quarter, would be sufficient to assure that we will meet our revenue targets for any particular quarter. Moreover, our transition from a one product to a multi-product company, our increased utilization of distributors, resellers, agents and systems integrators and our shift in business emphasis to a more solutions-oriented sales process--undertaken in part to increase our average order size--have resulted in more unpredictable and often longer sales cycles for products and services. Accordingly, our quarterly results may be difficult to predict prior to the end of the quarter. Any inability to obtain large orders or orders in large volumes or to make shipments or perform services in the period immediately preceding the end of any particular quarter may cause the results for that quarter to fall short of our revenue targets. In addition, our operating expenses are based on expected future revenue and are relatively fixed for the short term. As a result, a revenue shortfall in any quarter could cause our earnings for that quarter to fall below expectations as well. Any failure to meet our quarterly revenue or earnings targets could adversely impact the market price of our stock.

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

   . declines in license revenue may adversely affect the size of our installed base and our level of service revenue; and

   . our increased utilization of third parties, such as systems integrators, resellers, strategic partners and application service providers, as distribution mechanisms for our software products and related services, which may lessen the control we have over any particular sales cycle.

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

  We may not be able to implement new initiatives successfully

Part of our success in the past has resulted from our ability to implement new initiatives. Our future operating results will continue to depend upon:

   . the successful implementation of a unified PLM product strategy, including the realignment of internal functions, the management of multiple development and distribution processes and effective mitigation of disruption that may result from organizational change;

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

   . the success of our sales force reorganization initiatives, including:

      -- the effectiveness of our organizational sales model,

      -- the ability of our sales reps to learn and sell our products, and

   . Rand A Technology Corporation, our largest distributor, as well as our other distributors' ability to perform;

   . our ability to anticipate and meet evolving customer requirements in the PLM arena and successfully deliver products and services at an enterprise level;

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

   . our ability to identify and penetrate additional industry sectors that represent growth opportunities; and

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

   . staffing and managing foreign operations, including the difficulties in providing cost-effective, equity based compensation to attract skilled workers;

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

  Growth in the computer aided design industry has slowed

Growth in certain segments of the computer aided design solutions industry has slowed and, coupled with decreased functional differentiation among flexible engineering tools, may adversely affect our ability to penetrate the market for new customers and recapture our market share. Over the long term, we believe our emphasis on PLM solutions will allow us to differentiate our design solutions from the competition and invigorate sales of those products. However, the strategy may not be successful or may take longer than we plan. There could be a material adverse affect on our operating results in any quarter if these assumptions prove to be incorrect.

III.  Collaborate & Control Solutions and Overall PLM Related Considerations

  We are attempting to capitalize on a web-based, business-to-business market opportunity known as Product Lifecycle Management (PLM). It may be that our assumptions about this market opportunity are wrong, which could adversely affect our results

We have identified PLM as a new market opportunity for us, and have devoted significant resources toward capitalizing on that opportunity. Our PLM solutions are targeted at this market and include software and services that utilize Internet technologies to permit employees, customers, suppliers and others to collaboratively develop, build, distribute and manage products throughout their entire lifecycle. Because the market for software products that allow companies to collaborate on product information on an enterprise-wide level is newly emerging and because companies have not traditionally linked customers and suppliers in this process directly, we cannot be certain as to the size of this market, whether it will grow, or whether companies will elect to utilize our products rather than attempt to develop applications internally or through other sources.

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

  Our Windchill technology, which is central to our PLM strategy, is not yet well established in the marketplace

The success of our PLM strategy will depend in large part on the ability of our Windchill-based solutions to meet customer expectations, especially with respect to:

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

The software is still relatively new. If our customers cannot successfully deploy large-scale implementation projects or if they determine that we or our partners are unable to accommodate large-scale deployments, our operating results may be affected. We are also pursuing a strategy to provide a series of easily deployable PLM point solutions that address specific business challenges. With this strategy, PTC is converging Pro/ENGINEER and Windchill technologies to develop solutions that help manufacturers create, collaborate, and control product information throughout the entire product lifecycle. If we are unable to provide these solutions or are unable to meet customer expectations, our overall revenue may be adversely impacted.

Further, our software must integrate with existing computer systems and software programs used by our customers and their partners. Because we are one of the first companies to offer PLM solutions, many customers will be facing these integration issues for the first time, particularly in the context of collaborating with members of the extended enterprise, including customers and supply chain partners. Our customers could become dissatisfied with our products or services if integrations prove to be difficult, costly or time consuming, and our operating results may be affected. Moreover, due to the emerging nature of the industry and technology, reference accounts become essential to the sales process. Accordingly, if our customers become dissatisfied, future business and revenues may be adversely affected.

  We intend to utilize third parties, such as systems integrators, resellers, strategic partners and application service providers, for the distribution and implementation of Windchill-based software solutions, which may result in management difficulties and customer retention problems

As an enterprise solution, Windchill may require large-scale organizational implementations that in today's marketplace are often performed by third parties. We have entered into and are currently developing additional relationships with third parties and intend to continue to do so. Using third parties to both implement and promote our products can result in a reduction in our control to both drive the sales process and service our customers. In addition, the successful utilization of third parties will depend on:

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

  Competition may increase, which may reduce our profits and limit or reduce our market share

The market for our PLM software solutions is new, highly fragmented, rapidly changing and increasingly competitive. We expect competition to intensify, which could result in price reductions for our products and services, reduced gross margins and loss of market share. Our primary competition comes from:

   . in-house development efforts by potential customers or partners;

   . other vendors of engineering information management software; and

   . larger, more well-known enterprise software providers seeking to extend the functionality of their products to encompass PLM.

In addition, our Global Services Organization may face increasing competition for follow-on customization and training services from other third-party consultants and service providers.

  If use of the Internet does not continue to develop or reliably support the demands placed on it by electronic commerce, we may experience a loss of sales.

Our success depends upon continued growth in the use of the Internet as a medium of commerce. Although the Internet is experiencing rapid growth in the overall number of users, this growth is a recent phenomenon and may not continue. Furthermore, the use of the Internet for commerce is still relatively new. As a result, a sufficiently broad base of companies and their supply chain may not adopt or continue to use the Internet as a medium of exchanging product information. Our PLM strategy would be seriously harmed if:

   . use of the Internet does not continue to increase or increases more slowly than expected;

   . the infrastructure for the Internet does not efficiently support enterprises and their supply chain partners;

   . the Internet does not create a viable commercial marketplace, thereby inhibiting the development of electronic commerce and reducing the demand for our products; or

   . concerns over the secure transmission of confidential information over public networks inhibit the growth of the Internet as a means of collaborating across enterprises and/or conducting commercial transactions.

Our PLM strategy will also be seriously harmed if the Internet infrastructure is not able to support the demands placed on it by increased usage or the limited capacity of networks to transmit large amounts of data, or if delays in the development or adoption of new equipment standards or protocols required to handle increased levels of Internet activity, or increased governmental regulation, cause the Internet to lose its viability as a means of communication between manufacturers and their customers and supply chain partners.

Certain of our Windchill-based solutions provide PLM capabilities on Internet exchanges, portals and marketplaces. Accordingly, their success will be highly dependant upon the success of the Internet as a viable collaboration medium and on our successful development and integration of the technologies necessary to offer tools for exchanges, portals, and other forms of Internet marketplaces that are acceptable to customers and suitable for the evolving nature of the Internet.

IV.  Other Considerations

  Our stock price has been highly volatile; this may make it harder to resell your shares at the time and at a price that is favorable to you

Market prices for securities of software companies have generally been volatile. In particular, the market price of our common stock has been and may continue to be subject to significant fluctuations.

In addition, our expanded focus on delivering web-based solutions may cause us to be viewed, in part, as an Internet company. Until the third quarter of 2000, the trading prices of Internet stocks in general were unusually high under conventional valuation standards such as price-to-earnings and price-to-sales ratio. Since then, they have experienced fluctuations unrelated or disportionate to the operating performance of these companies. The trading prices and valuations of these stocks, and of ours, may not be predicted. Negative changes in the public's perception of the prospects of Internet or e-commerce companies, or of PTC as an Internet company, could depress our stock price regardless of our results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than as disclosed in this report on Form 10-Q, there have been no significant changes in our market risk exposure as described in Item 7A:
"Quantitative and Qualitative Disclosures About Market Risk" to our 2001 Annual Report on Form 10-K.

                          PART II-- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

       None.

   (b) Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended December 29, 2001.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          PARAMETRIC TECHNOLOGY CORPORATION

                                          By:      /s/  Edwin J. Gillis
                                              -----------------------------
                                                     Edwin J. Gillis
                                              Executive Vice President, Chief
                                             Financial Officer and
                                                 Treasurer (Principal Financial
                                             Officer)

Date: February 12, 2002