Form 10-Q
period 2002-03-30
PARAMETRIC TECHNOLOGY CORP
filed 2002-05-14
CIK 857005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☒    NO ☐

There were 260,801,017 shares of our common stock outstanding on March 30, 2002.

PARAMETRIC TECHNOLOGY CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended March 30, 2002

ii

PART I – FINANCIAL INFORMATION

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)
(unaudited)

	September 30, 2001	March 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$217,369	$170,126
Short-term investments	13,906	12,627
Accounts receivable, net of allowance for doubtful accounts of $5,635 and $5,647	185,444	161,075
Other current assets and prepaid expenses	93,934	109,123
Income taxes	5,035	16,595

Total current assets	515,688	469,546
Marketable investments	17,823	13,502
Property and equipment, net	91,501	92,033
Goodwill and other intangible assets, net	92,838	73,184
Other assets	79,988	91,859

Total assets	$797,838	$740,124

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,640	$30,498
Accrued expenses	55,016	54,231
Accrued compensation and severance	68,936	47,377
Deferred revenue	207,044	191,946

Total current liabilities	359,636	324,052
Other liabilities	38,500	35,876
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 276,053 shares issued	2,761	2,761
Additional paid-in capital	1,643,626	1,643,680
Treasury stock, at cost, 15,515 and 15,251 shares, respectively	(173,504)	(169,807)
Accumulated deficit	(1,045,096)	(1,067,110)
Accumulated other comprehensive loss	(28,085)	(29,328)

Total stockholders’ equity	399,702	380,196

Total liabilities and stockholders’ equity	$797,838	$740,124

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	March 31, 2001	March 30, 2002	March 31, 2001	March 30, 2002
Revenue:
License	$107,420	$57,007	$208,720	$121,350
Service	139,053	128,008	273,658	263,542

Total revenue	246,473	185,015	482,378	384,892

Costs and expenses:
Cost of license revenue	3,138	4,047	6,945	8,411
Cost of service revenue	63,142	51,865	124,189	103,466
Sales and marketing	93,156	84,588	185,589	169,099
Research and development	37,265	35,572	73,074	70,261
General and administrative	16,715	16,833	34,084	32,203
Amortization of goodwill and other intangible assets	9,512	9,034	18,951	18,199
Nonrecurring charges	6,145	—	6,145	6,089

Total costs and expenses	229,073	201,939	448,977	407,728

Operating income (loss)	17,400	(16,924)	33,401	(22,836)
Other income (expense), net	1,311	(952)	2,567	(697)
Write-down of investments	(8,681)	—	(8,681)	—

Income (loss) before income taxes	10,030	(17,876)	27,287	(23,533)
Provision for (benefit from) income taxes	2,909	(2,591)	7,912	(5,299)

Net income (loss)	$7,121	$(15,285)	$19,375	$(18,234)

Earnings (loss) per share (Note 3):
Basic	$0.03	$(0.06)	$0.07	$(0.07)
Diluted	$0.03	$(0.06)	$0.07	$(0.07)

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	March 31, 2001	March 30, 2002
Cash flows from operating activities:
Net income (loss)	$19,375	$(18,234)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	38,157	36,643
Non-cash portion of nonrecurring charges and write-down of investments	12,731	—
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(8,438)	15,355
Accounts payable and accrued expenses	14,305	(2,121)
Accrued compensation and severance	(10,107)	(21,559)
Deferred revenue	(14,124)	(15,098)
Income taxes	3,208	(15,242)
Other current assets and prepaid expenses	(9,130)	(11,926)
Other noncurrent assets and liabilities	(1,863)	1,258

Net cash provided (used) by operating activities	44,114	(30,924)

Cash flows from investing activities:
Additions to property and equipment	(39,442)	(19,598)
Additions to other intangible assets	(1,289)	(655)
Purchases of investments	(9,674)	(19,698)
Proceeds from sales and maturities of investments	43,820	25,220

Net cash used by investing activities	(6,585)	(14,731)

Cash flows from financing activities:
Proceeds from issuance of common stock	10,535	4,915
Purchases of treasury stock	(81,708)	(4,998)

Net cash used by financing activities	(71,173)	(83)

Net effect of exchange rate changes on cash	(4,230)	(1,505)

Net decrease in cash and cash equivalents	(37,874)	(47,243)
Cash and cash equivalents, beginning of period	325,872	217,369

Cash and cash equivalents, end of period	$287,998	$170,126

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended		Six months ended
	March 31, 2001	March 30, 2002	March 31, 2001	March 30, 2002
Net income (loss)	$7,121	$(15,285)	$19,375	$(18,234)

Other comprehensive income (loss), net of tax provision (benefit):
Foreign currency translation adjustment, net of tax of $(1,290), $(277), $(2,161) and $(1,117), respectively	(2,396)	(514)	(4,014)	(2,075)
Net unrealized gain on securities, net of tax of $45, $469, $283 and $447, respectively	83	872	524	832

Other comprehensive income (loss)	(2,313)	358	(3,490)	(1,243)

Comprehensive income (loss)	$4,808	$(14,927)	$15,885	$(19,477)

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

The results of operations for the three and six months ended March 30, 2002 are not necessarily indicative of the results expected for the remainder of the fiscal year.

2.    Nonrecurring Charges and Write-down of Investments

During fiscal 2001, we recorded $42.6 million in nonrecurring charges, including $6.1 million in the second quarter. The 2001 nonrecurring charges were comprised of $25.7 million for severance and termination benefits of approximately 720 people who were notified or terminated in 2001, $9.9 million for facility consolidations, and $7.0 million primarily for a write-down of assets related to a focus shift in certain products Additionally, in the second quarter of 2001, we recorded an $8.7 million write-down on several equity investments that had been carried at cost to reflect, other than temporary, declines in valuation.

In the first quarter of 2002, we recorded nonrecurring charges of $6.1 million for severance and termination benefits associated with a reduction in force of approximately 70 people who were notified or terminated during the quarter. This nonrecurring charge is the continuation of a program begun in the fourth quarter of 2001 to reduce our headcount to approximately 4,250. In the second quarter and first six months of 2002, we made cash payments of $11.2 million and $27.3 million for nonrecurring charges, respectively.

Amounts not yet paid at March 30, 2002 related to the 2001 and first quarter of 2002 nonrecurring charges were $9.4 million of which we expect to pay approximately $7 million within the next twelve months. Amounts not yet paid at March 30, 2002 for pre-2001 nonrecurring charges, primarily related to facility consolidations, were $18.8 million of which we expect to pay approximately $5 million within the next twelve months.

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

	Three months ended		Six months ended
	March 31, 2001	March 30, 2002	March 31, 2001	March 30, 2002
Net income (loss)	$7,121	$(15,285)	$19,375	$(18,234)

Weighted average shares outstanding	265,519	260,529	266,278	260,440
Dilutive effect of employee stock options	5,039	—	4,254	—

Diluted shares outstanding	270,558	260,529	270,532	260,440

Basic EPS	$0.03	$(0.06)	$0.07	$(0.07)
Diluted EPS	$0.03	$(0.06)	$0.07	$(0.07)

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Options to purchase 24.1 million and 36.3 million shares for the second quarter and first six months of 2001, respectively, and 58.4 million shares for both the second quarter and first six months of 2002 were outstanding but were not included in the computations of diluted EPS because the price of the options was greater than the average market price of the common stock for the period reported. Due to the net loss in 2002, the dilutive effect of an additional 2.0 million and 2.1 million of options for the second quarter and first six months of 2002, respectively, were excluded from the computation of diluted EPS as the effect would have been anti-dilutive.

4. New Accounting Pronouncements

In November 2001, the Emerging Issues Task Force (EITF) issued, effective for financial reporting periods beginning after December 15, 2001, Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred requiring that reimbursements by our customers for our out-of-pocket expenses be classified as revenue. Historically, we recorded these reimbursements as a reduction to our Cost of Service Revenues (offsetting the related costs). In the second quarter of 2002, we were required to adopt the EITF guidance and reclassified reimbursements for out-of-pocket expenses for the current period and prior comparable periods to service revenue and correspondingly increased the Cost of Service Revenue. In the three months ended March 30, 2002 and March 31, 2001, reimbursements totaled $1.3 million and $1.4 million, respectively. In the six months ended March 30, 2002 and March 31, 2001, reimbursements totaled $2.6 million and $2.3 million, respectively.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic impairment tests of goodwill and that certain intangible assets other than goodwill be amortized over their useful lives. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. We will adopt SFAS No. 142 in the first quarter of our next fiscal year. We currently estimate that, upon the adoption of SFAS No. 142, quarterly amortization of goodwill and intangible assets related to goodwill will be reduced by approximately $7 million. While we currently do not expect to record an impairment charge upon completion of the initial impairment review, there can be no assurance that at the time the review is completed an impairment charge will not be recorded.

5. Segment Information

We operate within a single industry segment—computer software and related services. Within this single segment we have two software product categories: (1) our computer aided design, manufacturing and engineering software (Design Solutions), including our flagship Pro/ENGINEER® design software, which provides engineering solutions to our customers and (2) our Windchill® software (Collaboration and Control Solutions), which provides collaborative information management solutions to our customers using Internet technologies. Services related to both of these software products (including consulting, implementation, education and technical support) are performed by our Global Services Organization.

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is our executive officers.

Effective in 2002, following the combination of our Windchill and MCAD business units under a common product strategy, our internal financial reporting now focuses on the following operating segments: (1) software products, which includes license and maintenance revenue; and (2) global services, which includes consulting, implementation, education and technical support revenue. These classifications differ from external reporting classifications in that maintenance revenue is included in Services Revenue for external reporting purposes. We do not allocate certain sales, marketing or administrative expenses to our operating segments, as these activities are managed separately. We have reclassified the 2001 segment disclosure to conform to our 2002 internal financial reporting.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The revenue and operating income (loss) attributable to these operating segments are included below:

	Three months ended		Six months ended
	March 31, 2001	March 30, 2002	March 31, 2001	March 30, 2002
Revenue:
Software products:
Design solutions	$160,839	$125,566	$317,878	$251,716
Collaboration and control solutions	35,303	19,277	65,070	45,754

Total software products revenue	196,142	144,843	382,948	297,470
Global services: (5)
Design solutions	29,475	19,381	57,373	43,553
Collaboration and control solutions	20,856	20,791	42,057	43,869

Total global services revenue	50,331	40,172	99,430	87,422
Total revenue:
Design solutions	190,314	144,947	375,251	295,269
Collaboration and control solutions	56,159	40,068	107,127	89,623

Total revenue	$246,473	$185,015	$482,378	$384,892

Operating income (loss): (1)
Software products	127,093	83,554	251,163	176,984
Global services (4)	178	943	1,911	6,702
Distribution expenses (2) (4)	(93,156)	(84,588)	(185,589)	(173,312)
Unallocated expenses (3) (4)	(16,715)	(16,833)	(34,084)	(33,210)

Total operating income (loss)	$17,400	$(16,924)	$33,401	$(22,836)

(1)
The operating income (loss) reported does not represent the total operating results for each operating segment as it does not contain an allocation of sales, marketing, corporate and general administrative expenses incurred in support of the operating segments.

(2)	Distribution expenses represent all sales and marketing expenses.
(3)	Unallocated expenses represent all corporate and general administrative expenses.
(4)
In the first six months of 2002, global services included $0.9 million, distribution expenses included $4.2 million and unallocated expenses included $1.0 million of the $6.1 million nonrecurring charge, respectively. In the second quarter and first six months of 2001, software products included $6.1 million of nonrecurring charges.

(5)	In the second quarter of 2002, we reclassified reimbursements for out-of-pocket expenses from costs to revenue in accordance with EITF Issue No. 01-14. See Note 4.

Data for the geographic regions in which we operate is presented below:

	Three months ended		Six months ended
	March 31, 2001	March 30, 2002	March 31, 2001	March 30, 2002
Revenue:
North America	$102,310	$80,300	$209,969	$165,488
Europe	79,819	58,560	157,053	129,140
Asia/Pacific	64,344	46,155	115,356	90,264

Total revenue	$246,473	$185,015	$482,378	$384,892

Total long-lived assets by geographic region have not changed significantly from September 30, 2001.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q about our anticipated financial results, as well as about the development of our products and markets, are forward looking statements that are based on our current plans and assumptions. Important information about the bases for these plans and assumptions and certain factors that may cause our actual results to differ materially from these statements are contained below and in “Important Factors That May Affect Future Results” beginning on page 18.

Business Overview

Parametric Technology Corporation (PTC), founded in 1985 and headquartered in Needham, MA, develops, markets and supports product lifecycle management (PLM) software solutions that help manufacturers improve the competitiveness of their products and product development processes. Our solutions, which include a suite of mechanical computer-aided design tools (our design solutions) and a range of Internet-based collaboration technologies (our collaboration and control solutions), enable manufacturing companies to create virtual computer based products (digital products), collaborate on designs within the enterprise and throughout the extended supply chain, and control the digital product information throughout the product lifecycle. This results in streamlined engineering processes, improved product quality, optimized product information management and reduced cost and time-to-market cycles. Our PLM software solutions are complemented by the strength and experience of our Global Services Organization, as well as third-party systems integrators, resellers and other strategic partners, who provide training, consulting, ancillary product offerings, implementation and support to customers worldwide.

Our PLM software and services solutions permit individuals – regardless of their roles in the commercialization of a product, the computer-based tools they use, or their location geographically or in the supply chain – to participate in and impact the product development process across the manufacturing value chain. The PLM market covers many smaller, previously isolated markets that address various phases of the product lifecycle, such as product data management (PDM), component and supplier management (CSM), visualization and digital mockup, enterprise application integration (EAI), program and project management, manufacturing planning and maintenance, repair and overhaul (MRO).

Historically, our core business focus has been to provide design solutions to customers through our flagship Pro/ENGINEER® design software, and we continue to provide our customers with industry leading product development, manufacturing and engineering design solutions based on this software. We believe, however, that there is opportunity for growth in the collaboration and control solutions market, whereas the growth in the discrete computer-aided design market for design solutions has slowed considerably. Accordingly, over the past two years, we have channeled significant resources into our Windchill® based collaboration and control solutions technology. Our overall product strategy is to increasingly integrate our design and our collaboration and control solutions.

In line with our common product strategy, we have introduced a family of interactive solutions designed to address specific PLM processes. These solutions include pre-configured, fully integrated applications that utilize the web-based Windchill architecture, as well as components of our design solutions. The solutions require little customization and can be implemented quickly. During fiscal 2001, we introduced the first two of these solutions, Windchill® ProjectLink™, a web-based workspace tool that advances the ability of geographically and organizationally dispersed project teams to collaborate on highly iterative design projects, and Windchill® PartsLink™, a web-based interactive product catalog solution, that gives suppliers of electronic and mechanical products the ability to publish and distribute technical product information, including product design models, directly to their customers in an interactive, web-based catalog environment. In the first quarter of 2002, we introduced Windchill® DynamicDesignLink™, a web-based collaborative application engineering solution that enables a manufacturer’s application engineers, sales representatives, distributors, dealers and even customers the ability to customize engineered products over the web. In the second quarter of 2002, we added a new Quick Start deployment option for Windchill with Windchill® PDMLink™, which helps manufacturers control product information, product development processes, and facilitate Web-based enterprise-wide information access.

These solutions are part of our overall strategy to provide a portfolio of PLM solutions that address specific business challenges that occur at various points in the product lifecycle along with service offerings from our Global Services Organization, designed to meet the implementation, education, consulting and technical support requirements of our customers. In furtherance of our common product strategy, the next release of Pro/ENGINEER (project Wildfire™) is designed to offer design engineers with enhanced ease of use and integration with our Windchill solutions. Going forward, we plan to periodically evaluate the requirements of our customers and general market need for additional solutions.

All of our software solutions continue to be distributed primarily through our direct sales force. In tandem with our direct sales force, we utilize both an inside sales group focused predominantly on telesales and existing accounts and an indirect distribution channel. Our indirect distribution channel has been broadened over the last 18 months through alliances with systems integrators, resellers and other strategic partners. The systems integrator partners work with our direct sales force to locate and target major account opportunities. In order to provide greater diversification and geographic coverage we have also increased the number of distributors for our design solutions. While we do not expect these distributor relationships to have any significant immediate impact, we expect the broadening of our distribution channel will, over time, yield greater market penetration.

Results of Operations

The following is an overview of our results of operations in the second quarter and first six months:

•
Total revenue was $185.0 million for the second quarter of 2002 compared to $246.5 million for the second quarter of 2001. Total revenue was $384.9 million for the first six months of 2002 compared to $482.4 million for the first six months of 2001.

•
Our year-over-year second quarter revenue declined 24.9%, reflecting a 46.9% decrease in software license revenue and a 7.9% decrease in service revenue. Our year-over-year six month revenue decreased 20.2%, reflecting a 41.9% decrease in software license revenue and a 3.7% decrease in service revenue.

•
Collaboration and control (Windchill-based) solutions revenue decreased to $40.1 million for the second quarter of 2002 from $56.2 million in the second quarter of 2001. Collaboration and control (Windchill-based) solutions revenue decreased to $89.6 million for the first six months of 2002 from $107.1 million for the first six months of 2001.

•
Design solutions revenue decreased to $144.9 million in the second quarter of 2002 from $190.3 million in the second quarter of 2001. Design solutions revenue decreased to $295.3 million for the first six months of 2002 from $375.3 million for the first six months of 2001.

•
There were no nonrecurring charges recorded in the second quarter of 2002, compared to $6.1 million in the second quarter of 2001. Nonrecurring charges were $6.1 million for the first six months of both 2001 and 2002.

•
Net income decreased from $7.1 million for the second quarter of 2001 to a net loss of $(15.3) million for the second quarter of 2002. Net income decreased from $19.4 million for the first six months of 2001 to a net loss of $(18.2) million for the first six months of 2002.

•
Pro forma net income (loss), which excludes the amortization of goodwill and intangible assets, nonrecurring charges and write-down of investments decreased from $24.4 million for the second quarter of 2001 to a pro forma net loss of $(6.0) million for the second quarter of 2002 and decreased from $43.4 million for the first six months of 2001 to $795,000 for the first six months of 2002.

The following table shows certain consolidated financial data as a percentage of our total revenue for the second quarter and first six months of 2001 and 2002.

	Three months ended			Six months ended
	March 31, 2001	March 30, 2002		March 31, 2001	March 30, 2002
Revenue:
License	44%	31%		43%	32%
Service	56	69		57	68

Total revenue	100	100		100	100

Costs and expenses:
Cost of license revenue	1	2		1	2
Cost of service revenue	26	28		26	27
Sales and marketing	38	46		39	44
Research and development	15	19		15	18
General and administrative	7	9		7	8
Amortization of goodwill and other intangible assets	4	5		4	5
Nonrecurring charges	2	—		1	2

Total costs and expenses	93	109		93	106

Operating income (loss)	7	(9)		7	(6)
Other income (expense), net	1	—		1	—
Write-down of investments	(4)	—		(2)	—

Income (loss) before income taxes	4	(9)		6	(6)
Provision for (benefit from) income taxes	1	(1)		2	(1)

Net income (loss)	3%	(8	) %	4%	(5	) %

Pro forma, excluding amortization of goodwill and intangible assets, nonrecurring charges and write-down of investments**
Operating income (loss)	13%	(4	) %	12%	—%
Net income (loss)	10%	(3	) %	9%	—%

**
Pro forma net income (loss), which excludes amortization of goodwill and intangible assets, nonrecurring charges and write-down of investments, is a non-GAAP (generally accepted accounting principles) measure of on-going operating results that is commonly used by investors and analysts to analyze companies. We believe that pro forma net income is a valuable measure for an enhanced understanding of our operating profitability as it excludes items that are not directly attributable to our ongoing operations. Pro forma net income (loss) should not be construed as an alternative to net income (loss) as an indicator of our operating performance nor as a substitute for cash flow from operations as a measure of liquidity.

Revenue

Total Revenue

Our revenue consists of software license revenue and service revenue, which includes software maintenance, consulting, implementation, education and technical support revenue. Overall, our total revenue decreased 25% and 20% in the second quarter and first six months of 2002, respectively, compared to 2001. Total revenue in the second quarter and first six months of 2002 reflects a decrease in our total Windchill-based solutions revenue of 29% and 16%, respectively, and a decrease in our total design solutions revenue of 24% and 21%, respectively, from the second quarter and first six months of 2001. Total revenue was adversely affected by continued weakness in technology spending in the global manufacturing economy. We derived 57% and 58% of our total revenue from sales to international customers in the second quarters of 2002 and 2001, respectively.

Total license revenue decreased 47% and 42% in the second quarter and first six months of 2002 compared to 2001. Service revenue, which is derived from the sale of software maintenance contracts and the performance of training and consulting services, accounted for 69% and 56% of total revenue in the second quarter of 2002 and 2001, respectively, and 68% and 57% of total revenue in the first six months of 2002 and 2001, respectively. Service revenue, which has a lower gross profit margin than license revenue, decreased by $11.0 million or 8% in the second quarter of 2002 compared to 2001 and decreased $10.1 million or 4% in the first six months of 2002 compared to 2001. Service revenue has been, and may continue to be, adversely affected by diminishing license sales in prior periods.

Collaboration and Control (Windchill-based) Solutions Revenue

Total revenue from our Windchill-based collaboration and control solutions decreased 29% and 16% in the second quarter and first six months of 2002, respectively, compared to 2001. License revenue for our collaboration and control software decreased 59% and 42% in the second quarter and first six months of 2002, respectively, compared to 2001. License revenue was adversely affected by the decline in larger customer commitments beginning in the second half of fiscal 2001 and continuing into the second quarter of 2002, reflecting the impact of the weakness in technology spending in the global manufacturing economy. Service revenue decreased 1% and increased 6% in the second quarter and first six months of 2002, respectively, compared to 2001. Total Windchill-based solutions revenue as a percentage of total revenue was between 22% and 23% for the second quarters and first six months of both 2002 and 2001. We attribute this relative flatness in what had been a growing product line to both the reluctance of our customers to consummate large enterprise software purchases in the current unstable economic climate and, to a lesser extent, customer uncertainty caused by our rapid introduction of various products over the past year.

Since introducing our Windchill technology to the market in 1999, we have focused on offering enterprise-wide solutions and we still rely on these offerings for much of our collaboration and control related revenue, including more complex service engagements. To complement our enterprise offering we have started to develop and introduce Windchill-based point solutions targeted at specific business-critical PLM processes. These point solutions will allow us to offer software solutions that can be both easily and quickly implemented. Our development of these point solutions is still underway and we are focusing on refining these offerings to further meet customer requirements. We have also entered into business relationships with leading systems integrators and other strategic consultants. While these initiatives may limit opportunities for additional services revenue growth, we believe that offering such point solutions and entering into these relationships will best serve to expand the coverage of our PLM software solutions, generate additional license revenue and provide necessary expertise for their implementation and support.

Design Solutions Revenue

Total revenue from our mechanical design and engineering software tools (our design solutions) decreased 24% and 21% in the second quarter and first six months of 2002 compared to 2001. Total license revenue for our design solutions decreased 43% and 42% in the second quarter and first six months of 2002, respectively, compared to 2001. Software unit sales for our design solutions decreased by 34% and 36% in the second quarter and first six months of 2002, respectively, compared to 2001, and the average selling price of this software decreased 13% and 10% in the second quarter and first six months of 2002, respectively, compared to 2001. Service revenue decreased 10% and 6% in the second quarter and first six months of 2002, respectively, compared to 2001. We have been experiencing declines in our design solutions revenue and our market share. Reasons for these declines include increased competition and price pressure from products offering more limited functionality at lower cost and our redeployment of direct resources to our collaboration and control solutions. These factors, as well as weakness in technology spending in the global manufacturing economy, have led to a decline in large dollar license transactions with existing customers and a decrease in service revenue.

In response to the increased competition from lower priced offerings, during the second quarter of 2002, we introduced Pro/DESKTOP®. Pro/DESKTOP, a Windows-based CAD offering, is a lightweight design solution that enables rapid and efficient capture of product design ideas through intelligent, feature-based drafting technology. Built on Granite™ One, the modeling kernel behind Pro/ENGINEER, Pro/DESKTOP is associatively interoperable with Pro/ENGINEER and offers a robust tool for a range of users who do not require the sophisticated capabilities found in Pro/ENGINEER and who place a premium on ease of use. Pro/DESKTOP fortifies PTC’s design solutions product line, which now has price points and functionality that appeal to the entire spectrum of design solution users.

In order to provide the resources necessary for the effective distribution of our design solutions we have been on a path to build and diversify our reseller channel and to become less dependent on one or a few distributors. We believe that the utilization of diverse and geographically dispersed distributors and agents that focus on smaller businesses provides an efficient means to reach these customers while allowing our direct sales force to focus on higher impact sales opportunities. In the first six months of 2002 and 2001, we licensed approximately 77% and 88%, respectively, of our design solutions products directly to end-user customers. The balance was licensed through third-party distributors. Although, on an absolute dollar basis, the revenue licensed through third-party distributors remained relatively flat in the second quarter of 2002 compared to the second quarter of 2001, the diversity of this revenue has increased. In the coming quarters, we expect the percentage of our design solutions that we license through third-party distributors and agents will increase and that this revenue will become more diversified across our many distributors. Concentration of credit risk with respect to trade receivables is not significant except for a receivable from our largest distributor, which accounted for 11% of total receivables as of March 30, 2002. Failure of this distributor to perform its obligations could have an adverse effect on our results of operations.

REVENUE BY GEOGRAPHY (IN MILLIONS)

Outlook

Looking forward, our overall performance will depend on our ability to successfully execute our common product strategy and provide an integrated, rapidly deployable and easily usable suite of PLM software solutions that enable creation, collaboration and control across the extended design chain with a proven return on investment. We have, over the course of 2001 and 2002, introduced a suite of solutions targeted for the market that we see developing for overall PLM solutions. These PLM solutions provide the foundation for our future growth as they expand upon traditional high-end design solutions, for which market growth has slowed. We must accordingly focus on refining these solutions so that our customers are able to clearly recognize and understand their advantages. Our success also depends on other factors, including our ability to optimize our sales coverage through, among other things, employment of our systems integrator partners, resellers, strategic partners and sales teams, and our ability to further improve customer satisfaction and build customer references. We believe we have made progress on these initiatives since their implementation in 2001. We expect, however, that revenue will remain flat with the second quarter for the remainder of 2002 as the weakness in the global manufacturing economy will likely continue to negatively impact our revenue by causing our customers to reduce or defer their expenditures for software or services. Additional factors affecting our revenues and operating results are identified under “Important Factors That May Affect Future Results” below.

Costs and Expenses

All cost and expense categories in the second quarter and first six months of 2002 were impacted by the nonrecurring charges taken in 2001 and in the first quarter of 2002. See Note 2 of “Notes to Consolidated Financial Statements”. Our operating expenses are based on anticipated future revenue and are largely fixed for the short term. Given the lower than expected revenues in the latter part of 2001, we reduced our headcount to approximately 4,250 by the end of the first quarter of 2002. As a result, we recorded a nonrecurring charge of $6.1 million in the first quarter of 2002 to complete the restructuring initiatives commenced in 2001. This headcount reduction along with previous restructuring initiatives implemented in 2001, partially offset by a planned increase in marketing programs, are expected to result in a fixed cost savings of approximately $60 million in 2002.

Given the lower than expected revenues for the first six months of 2002 and our expectation that our revenues will remain flat with the second quarter for the remainder of 2002, we expect to reduce our headcount by a further 5% to 10% by the end of the year. This will result in a nonrecurring charge of between $5-$10 million in the third quarter of 2002.

Costs and expenses, excluding amortization of goodwill and other intangible assets and nonrecurring charges, decreased 10% in the second quarter and first six months of 2002 from 2001 to $192.9 million and $383.4 million, respectively.

Cost of License Revenue

Our cost of license revenue consists of costs associated with reproducing and distributing software and documentation and the payment of royalties. Cost of license revenue was $4.0 million or 7% of license revenue in the second quarter of 2002 and $3.1 million or 3% of license revenue in the second quarter of 2001 and $8.4 million or 7% of license revenue in the first six months of 2002 and $6.9 million or 3% of license revenue in the first six months of 2001.

Cost of Service Revenue

Our cost of service revenue includes costs associated with training and consulting personnel, such as salaries and related costs and travel, and costs related to software maintenance, including costs incurred for customer support personnel and the release of maintenance updates. Cost of service revenue as a percentage of service revenue was 41% and 45% in the second quarters of 2002 and 2001, respectively, and 39% and 45% in the first six months of 2002 and 2001, respectively. Service-related employee headcount decreased 16% in the second quarter of 2002 from the second quarter of 2001. In 2001, we initiated and implemented a strategy to develop systems integrator alliances and programs which has allowed us to reduce the staffing necessary to support our product offerings. The startup costs of implementing this strategy were incurred in 2001 and the ongoing cost of maintaining this program has been lower in 2002 versus 2001.

Sales and Marketing

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, travel and facility costs. These costs decreased 9% in both the second quarter and first six months of 2002 compared to 2001. The decrease is primarily due to lower commissions as a result of lower license revenue, more cost-efficient sales coverage due to the broadening of our indirect distribution channel through alliances with systems integrators, resellers and other strategic partners, and the centralization of our pre-sales delivery group through the establishment of “Innovation-Centers”, partially offset by an increase in marketing programs. Total sales and marketing employees decreased 16% from 1,733 at March 31, 2001 to 1,459 at March 30, 2002.

Research and Development

Our research and development expenses consist principally of salaries and benefits, expenses associated with product translations, costs of computer equipment used in software development and facility expenses. These costs decreased 5% and 4% in the second quarter and first six months of 2002 compared to 2001, respectively. Research and development expenses as a percentage of total revenue were 19% and 15% for the second quarters of 2002 and 2001, respectively, and 18% and 15% for the first six months of 2002 and 2001, respectively. The decrease in research and development expense is primarily due to an 8% decrease in headcount at the end of the second quarter of 2002 compared to the second quarter of 2001.

General and Administrative

Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources and administrative functions. These costs remained relatively flat in the second quarter of 2002 compared to the second quarter of 2001 and decreased 6% in the first six months of 2002 compared to the corresponding period in 2001. General and administrative expenses as a percentage of total revenue were 9% and 7% for the second quarters of 2002 and 2001, respectively, and 8% and 7% for the first six months of 2002 and 2001, respectively. The decrease in general and administrative expenses is primarily due to cost saving initiatives implemented in the first half of 2002.

Amortization of Goodwill and Other Intangible Assets

These costs represent the amortization of intangible assets acquired, including developed technology, goodwill, customer lists, assembled work force and trade names. Amortization of goodwill and other intangible assets as a percentage of total revenue was 5% in both the second quarter and first six months of 2002 and 4% in both the second quarter and first six months of 2001 . The amortization of goodwill and other intangible assets is principally from our 1999 acquisitions of Division Group plc and auxilium inc. We currently estimate that, upon the adoption of SFAS No. 142 in the first quarter of 2003, quarterly amortization of goodwill and intangible assets related to goodwill will be reduced by approximately $7 million.

Nonrecurring Charges

In the second quarter of 2001, we recorded nonrecurring charges of $6.1 million, primarily associated with a write-down of assets related to a focus shift in our content aggregation business. The non-cash portion of this nonrecurring charge is $4.0 million. We recorded total nonrecurring charges of $42.6 million in fiscal 2001. The 2001 nonrecurring charges were comprised of $25.7 million for severance and termination benefits of approximately 720 people who were notified or terminated in 2001, $9.9 million for facility consolidations, and $7.0 million primarily for a write-down of assets related to a focus shift in certain products.

In the first quarter of 2002, we recorded nonrecurring charges of $6.1 million for severance and termination benefits associated with a reduction in force of approximately 70 people who were notified or terminated during the quarter. This nonrecurring charge is the continuation of a program begun in the fourth quarter of 2001 to reduce our headcount to approximately 4,250.

In the first six months of 2002, we had cash payments of $27.3 million for nonrecurring charges. Amounts not yet paid at March 30, 2002 related to the 2001 and first quarter of 2002 nonrecurring charges were $9.4 million. We expect to pay approximately $7 million of these nonrecurring charges within the next twelve months. Amounts not yet paid at March 30, 2002, primarily related to facility consolidations for pre-2001 nonrecurring charges, were $18.8 million. We expect to pay approximately $5 million of these nonrecurring charges within the next twelve months.

Write-down of Investments

In the second quarter of 2001, we recorded an $8.7 million write-down on several equity investments to reflect other than temporary declines in valuation. At March 30, 2002, equity investments included in other long-term assets were $2.0 million.

Other Income (Expense), Net

Our other income (expense), net includes interest income, costs of hedging contracts, the gain or loss from the translation of results for subsidiaries for which the U.S. dollar is the functional currency and other charges incurred in connection with financing customer contracts. For the second quarter and first six months of 2002, we reported other expense of $952,000 and $697,000, respectively, compared to other income of $1.3 million and $2.6 million for the second quarter and first six months of 2001. This decrease is due primarily to lower interest income from lower average cash balances and lower average yields.

Income Taxes

Our effective tax rate was a benefit of 23% for the first six months of 2002 and a provision of 29% for the first six months of 2001. The difference between our effective tax rate and the statutory federal income tax rate of 35% in the first six months of 2002 was due primarily to the non-deductibility of certain acquisition-related amortization and foreign operating losses that could not be benefited. The difference in the first six months of 2001 was due primarily to a decrease in deferred tax liabilities related to foreign subsidiaries, partially offset by the non-deductibility of certain acquisition-related amortization and foreign operating losses that could not be benefited.

Employees

The number of worldwide employees was 4,197 at March 30, 2002 compared to 4,809 at March 31, 2001. The decrease over the prior year is primarily a result of terminations associated with the reductions in force in the fourth quarter of 2001 and the first quarter of 2002 to improve profitability.

Critical Accounting Policies

The preparation of our financial statements in conformity with generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Management has made its best estimates and judgments, giving due consideration to materiality, and these estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Note A to the Consolidated Financial Statements included in our Form 10-K for the year ended September 30, 2001 describes our significant accounting policies.

Certain of our accounting policies require higher degrees of judgment than others in their application. These include:

Revenue Recognition

We recognize revenue in accordance with Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions” and SEC Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements.” We recognize license revenues upon contract execution when all of the following criteria are met: persuasive evidence of an arrangement exists, the fees are fixed or determinable, collection is probable, all shipment obligations have been met and the customer has accepted the product (if the terms of the contract include acceptance criteria). In the event that we grant a customer the right to specified upgrades and vendor-specific objective evidence of fair value exists for such upgrades, we defer license revenue in an amount equal to this fair value until we have delivered the specified upgrade. If vendor-specific objective evidence of fair value does not exist, then we defer recognition of the entire license fee until we deliver the specified upgrade. When we still have significant obligations with regard to implementation of the product, we defer recognition of the revenue until we have satisfied those obligations.

Multiple element arrangements may include software, post-installation support and/or other services. Revenue recognized from multiple-element arrangements is allocated to each element of the arrangement, such as maintenance, training and service, based on the relative fair values of the contract elements. Our determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence, which is generally determined by historical sales of similar transactions of the same element or service to multiple customers or, if applicable, by reference to a renewal rate specified in the related arrangement. Where vendor-specific objective evidence of fair-value exists for all undelivered elements, but evidence does not exist for one or more delivered elements, we account for the delivered elements in accordance with the “Residual Method” prescribed by SOP 98-9. Under the Residual Method, the fair value of the undelivered elements is deferred and the remaining portion of the contract value is recognized as revenue.

Revenue from software maintenance contracts, consulting and training is included in service revenue in the accompanying statement of operations. Revenue from maintenance contracts is recognized ratably over the contract period. Revenue from training and consulting is recognized as performed.

Valuation of Long-lived Assets

We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period and a reduction of our market capitalization relative to net book value. If an impairment review is triggered, we measure any impairment based on projected cash flows. Our net goodwill and other intangible assets totaled $73.1 million as of March 30, 2002.

We will adopt Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” effective October 1, 2002 and, as a result, we will cease to amortize goodwill. We currently estimate that, upon the adoption of SFAS No. 142, quarterly amortization of goodwill and intangible assets related to goodwill will be reduced by approximately $7 million. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in fiscal 2003 and an annual impairment review thereafter. We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed an impairment charge will not be recorded.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of income.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance as of March 31, 2002, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets may be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations.

Allowance for Accounts and Other Receivables

Management judgment is required in assessing the collectability of customer accounts and other receivables, for which we generally do not require collateral. We accordingly maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management specifically analyzes individual accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $161.1 million, net of an allowance for doubtful accounts of $5.6 million as of March 30, 2002. If the financial condition of our customers were to deteriorate, additional allowances may be required.

Liquidity and Capital Resources

Our operating activities, the proceeds from our issuance of stock under stock plans and existing cash and investments provided sufficient resources to fund our employee base, capital asset needs, stock repurchases and financing needs in the first six months of both 2002 and 2001. Our investment portfolio is diversified among security types, industries and individual issuers. Our investments are generally liquid and investment grade. The portfolio is primarily invested in short-term securities to minimize interest rate risk and to facilitate rapid deployment in the event of immediate cash needs.

As of March 30, 2002, cash and investments totaled $196.3 million, down from $249.1 million at September 30, 2001. The decrease in cash and investments during the first six months of 2002 consisted primarily of net cash used in operating activities of $30.9 million, $20.3 million in expenditures to acquire property and equipment and other intangible assets and $5.0 million for the repurchase of treasury stock, partially offset by proceeds of $4.9 million from the issuance of our common stock under our stock plans. In the first six months of 2002, the $30.9 million of net cash used for operating activities resulted primarily from cash expenditures for nonrecurring charges of $27.3 million, income taxes of $15.2 million and $6.8 million for other assets and liabilities, partially offset by $18.4 million of income generated before depreciation and amortization.

In the first six months of 2002 and 2001, we acquired $20.3 million and $39.4 million, respectively, of capital equipment and other intangible assets. The capital expenditures for the first six months of 2001 include approximately $27.1 million for tenant improvements and furniture and fixtures related to our consolidation into our Needham, Massachusetts facility. The remaining expenditures in both periods consisted primarily of computer equipment, software and office equipment.

We used net cash for financing activities in the first six months of 2002 and 2001 primarily to repurchase $5.0 million and $81.7 million, respectively, of our stock. These expenditures were partially offset by proceeds of $4.9 million and $10.5 million in the first six months of 2002 and 2001, respectively, from the issuance of our common stock under our stock plans. Through the first six months of 2002, we had repurchased, at a cost of

$366.7 million, 31.1 million shares of the 40.0 million shares authorized by the Board of Directors to be repurchased under our repurchase program initiated in 1998. The repurchased shares will be used for stock option exercises, employee stock purchase plans and acquisitions. At March 30, 2002, 15.3 million shares were held in treasury.

We lease office facilities and certain equipment under operating leases that expire at various dates through 2014, including an operating lease agreement related to our headquarters office in Needham, Massachusetts entered into in 1999. These leases qualify for operating lease accounting treatment and, as such, are not included on our balance sheet. For further information on our operating lease commitments, please refer to Note F to the Consolidated Financial Statements included in our Form 10-K for the year ended September 30, 2001.

We believe that existing cash and short-term investments together with cash generated from operations and the issuance of common stock under our stock plans will be sufficient to meet our working capital, financing and capital expenditure requirements for at least the next twelve months. Our cash position could be adversely affected should operating losses continue and we continue to invest in our collaboration and control business without realizing business growth.

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

I.    Operational Considerations

Our operating results fluctuate within each quarter and from quarter-to-quarter making our future revenues and operating results difficult to predict

While our sales cycle varies substantially from customer to customer, we usually realize a high percentage of our revenue in the third month of each fiscal quarter, and this revenue tends to be concentrated in the later part of that month. Our orders early in a quarter will not generally occur at a rate which, if sustained throughout the quarter, would be sufficient to assure that we will meet our revenue targets for any particular quarter. Moreover, our transition from a one product to a multi-product company, our increased utilization of distributors, resellers, agents and systems integrators and our shift in business emphasis to a more solutions-oriented sales process—undertaken in part to increase our average order size—have resulted in more unpredictable and often longer sales cycles for products and services. Accordingly, our quarterly results may be difficult to predict prior to the end of the quarter. Any inability to obtain large orders or orders in large volumes or to make shipments or perform services in the period immediately preceding the end of any particular quarter may cause the results for that quarter to fall short of our revenue targets. In addition, our operating expenses are based on expected future revenue and are relatively fixed for the short term. As a result, a revenue shortfall in any quarter could cause our earnings for that quarter to fall below expectations as well. Any failure to meet our quarterly revenue or earnings targets could adversely impact the market price of our stock.

Other factors that may also cause quarter-to-quarter revenue and earnings fluctuation include the following:

•
our sales incentive structure is weighted more heavily toward the end of the fiscal year, and the rate of revenue growth for the first quarter historically has been lower and more difficult to predict than that for the fourth quarter of the immediately preceding fiscal year;

•	variability in the levels of professional service revenues and the mix of our license and service revenues;

•	declines in license sales may adversely affect the size of our installed base and our level of service revenue; and

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

Recent political/social events, including the September 11, 2001 tragedy, have put further pressure on economic conditions both domestically and internationally. The potential turmoil that may result from such events contributes to the uncertainty of the economic climate, further reducing predictability and our ability to develop and implement long-term strategic plans. In light of the foregoing, the impact of these or future similar events may have a materially adverse impact on our business, operating results, and financial position.

Moreover, the uncertain economic conditions have hampered our ability to make measured predictions as to our business, reducing our ability to develop and implement long-term business strategies and models.

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

•	our ability to deliver an integrated and comprehensive suite of solutions and to capitalize on existing synergies through a common product strategy;

•	our ability to appropriately allocate and implement cost cutting measures that increase profitability while maintaining adequate resources for effective and coordinated organizational performance;

•	the success of our sales force reorganization initiatives, including:

—	the effectiveness of our organizational sales model, and

—	the ability of our sales reps to learn and sell our products;

•	our ability to attract and efficiently utilize a diverse group of geographically dispersed distributors;

•	our ability to anticipate and meet evolving customer requirements in the PLM arena and successfully deliver products and services at an enterprise level;

•
our ability to broaden indirect distribution channels through alliances with systems integrators, resellers, strategic partners and application service providers and our effective management of a balanced sales model that optimizes sales coverage and most effectively utilizes these third parties;

•	our ability to develop rapidly implementable point solutions that adequately address specific business challenges;

•	our ability to identify and penetrate additional industry sectors that represent growth opportunities; and

•	our ability to execute on customer satisfaction initiatives and programs in order to retain our customer base.

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

•	enhance our current offerings and develop new products and services that keep pace with technological developments through:

—	internal research and development,

—	acquisition of technology, and

—	strategic partnerships;

•	meet evolving customer requirements, especially ease-of-use;

•	provide adequate funding for development efforts; and

•	license appropriate technology from third parties.

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

We may be unable to price our products competitively or distribute them effectively

Our success is tied to our ability to price our products and services competitively and to deliver them efficiently, including our ability to:

•	provide products with functionality that our customers want at a price they can afford;

•	build appropriate direct distribution channels;

•	utilize the Internet for sales; and

•	build appropriate indirect distribution channels.

We depend on sales from outside the United States that could be adversely affected by changes in the international markets

A significant portion of our business comes from outside the United States. Accordingly, our performance could be adversely affected by economic downturns in Europe or the Asia/Pacific region. Another consequence of significant international business is that a large percentage of our revenues and expenses are denominated in foreign currencies that fluctuate in value. Although we may enter into foreign exchange forward contracts and foreign exchange option contracts to offset a portion of the foreign exchange fluctuations, unanticipated events may have a material impact on our results. Other risks associated with international business include:

•	changes in regulatory practices and tariffs;

•	staffing and managing foreign operations, including the difficulties in providing cost-effective, equity based compensation to attract skilled workers;

•	longer collection cycles in certain areas;

•	potential changes in tax and other laws;

•	greater difficulty in protecting intellectual property rights; and

•	general economic and political conditions.

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

We continue to enhance our existing product line by releasing updates as well as new products/modules. Our competitive position and operating results could suffer if:

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

Our Windchill technology, which is central to our PLM strategy, is not yet well established in the marketplace

The success of our PLM strategy will depend in large part on the ability of our Windchill-based solutions to meet customer expectations, especially with respect to:

•	measuring and understanding the benefits of Windchill, including return on investment and value creation;

•	ease and rapidity of installation;

•	ease of use;

•	full capability, functionality and performance;

•	ability to support a large, diverse and geographically dispersed user base; and

•	quality and efficiency of the services we perform relating to implementation and customization.

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

We utilize third parties, such as systems integrators, resellers, strategic partners and application service providers, for the distribution and implementation of Windchill-based software solutions, which may result in management difficulties and customer retention problems

As an enterprise solution, Windchill may require large-scale organizational implementations that in today’s marketplace are often performed by third parties. We have entered into and are currently developing additional relationships with third parties and intend to continue to do so. Using third parties to both implement and promote our products can result in a reduction in our control to both drive the sales process and service our customers. In addition, the successful utilization of third parties will depend on:

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

Competition may increase, which may reduce our profits and limit or reduce our market share

The market for our PLM software solutions is new, highly fragmented, rapidly changing and increasingly competitive. We expect competition to intensify, which could result in price reductions for our products and services, reduced gross margins and loss of market share. Our primary competition comes from:

•	larger, more well-known enterprise software providers who may seek to extend the functionality of their products to encompass PLM or develop and/or purchase PLM technology; and

•	other vendors of engineering information management software.

In addition, our Global Services Organization may face increasing competition for follow-on customization and training services from other third-party consultants and service providers.

If the Internet does not continue to develop or reliably support the demands placed on it by electronic commerce, we may experience a loss of sales.

Our success depends upon continued growth in the use of the Internet as a medium of commerce. Although the Internet is experiencing rapid growth in the overall number of users, this growth is a recent phenomenon and may not continue. Furthermore, the use of the Internet for commerce is still relatively new. As a result, a sufficiently broad base of companies and their supply chain may not adopt or continue to use the Internet as a medium of exchanging product information. Our PLM strategy would be seriously harmed if:

•	the infrastructure for the Internet does not efficiently support enterprises and their supply chain partners;

•	the Internet does not create a viable commercial marketplace, thereby inhibiting the development of electronic commerce and reducing the demand for our products; or

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

Short-term liquidity

Our cash position has declined as a result of losses in the business. Should those losses continue, our liquidity position may be adversely affected, which may lead to a diminished ability to implement strategic initiatives and/or make investments in our operational infrastructure.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than as disclosed in this report on Form 10-Q, there have been no significant changes in our market risk exposure as described in Item 7A: “Quantitative and Qualitative Disclosures About Market Risk” to our 2001 Annual Report on Form 10-K.

PART II—OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of the Company held on February 14, 2002, the stockholders of the Company elected C. Richard Harrison and Robert N. Goldman as Class III directors of the Company to hold office until the 2005 Annual Meeting (subject to the election and qualification of their successors and to their earlier death, resignation or removal). The votes were as follows:

	Votes For	Votes Withheld or Opposed
Election of Directors:
C. Richard Harrison	194,557,868	35,887,500
Robert N. Goldman	225,379,798	5,065,570

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1 2000 Employee Stock Purchase Plan as amended on February 14, 2002.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PARAMETRIC TECHNOLOGY CORPORATION

By:	/s/ EDWIN J. GILLIS
Edwin J. Gillis Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 14, 2002