Form 10-Q
period 2002-06-29
PARAMETRIC TECHNOLOGY CORP
filed 2002-08-13
CIK 857005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 29, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

There were 261,190,198 shares of our common stock outstanding on June 29, 2002.

PARAMETRIC TECHNOLOGY CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended June 29, 2002

ii

PART I – FINANCIAL INFORMATION

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 29, 2002	September 30, 2001
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$177,519	$217,369
Short-term investments	13,509	13,906
Accounts receivable, net of allowance for doubtful accounts of $5,644 and $5,635	158,815	185,444
Other current assets and prepaid expenses	94,973	93,934
Income taxes	32,073	5,035

Total current assets	476,889	515,688
Marketable investments	12,827	17,823
Property and equipment, net	91,154	91,501
Goodwill and other intangible assets, net	65,199	92,838
Other assets	90,599	79,988

Total assets	$736,668	$797,838

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,357	$28,640
Accrued expenses	49,998	55,016
Accrued compensation and severance	64,218	68,936
Deferred revenue	189,526	207,044

Total current liabilities	332,099	359,636
Other liabilities	44,090	38,500
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 276,053 shares issued	2,761	2,761
Additional paid-in capital	1,644,150	1,643,626
Treasury stock, at cost, 14,862 and 15,515 shares, respectively	(165,825)	(173,504)
Accumulated deficit	(1,095,658)	(1,045,096)
Accumulated other comprehensive loss	(24,949)	(28,085)

Total stockholders’ equity	360,479	399,702

Total liabilities and stockholders’ equity	$736,668	$797,838

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Revenue:
License	$56,215	$86,502	$177,565	$295,222
Service	126,293	144,165	389,835	417,823

Total revenue	182,508	230,667	567,400	713,045

Costs and expenses:
Cost of license revenue	4,197	4,721	12,608	11,666
Cost of service revenue	48,615	62,596	152,081	186,785
Sales and marketing	83,321	98,881	252,420	284,470
Research and development	33,464	38,494	103,725	111,568
General and administrative	17,302	16,939	49,505	51,023
Amortization of goodwill and other intangible assets	8,820	9,450	27,019	28,401
Nonrecurring charges	18,392	3,816	24,481	9,961

Total costs and expenses	214,111	234,897	621,839	683,874

Operating income (loss)	(31,603)	(4,230)	(54,439)	29,171
Other income (expense), net	(1,230)	448	(1,927)	3,015
Write-down of investments	—	—	—	(8,681)

Income (loss) before income taxes	(32,833)	(3,782)	(56,366)	23,505
Provision for (benefit from) income taxes	(8,263)	(1,097)	(13,562)	6,815

Net income (loss)	$(24,570)	$(2,685)	$(42,804)	$16,690

Earnings (loss) per share (Note 3):
Basic	$(0.09)	$(0.01)	$(0.16)	$0.06
Diluted	$(0.09)	$(0.01)	$(0.16)	$0.06

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	June 29, 2002	June 30, 2001
Cash flows from operating activities:
Net income (loss)	$(42,804)	$16,690
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	54,688	57,151
Non-cash portion of nonrecurring charges and write-down of investments	—	12,731
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	26,629	2,945
Accounts payable and accrued expenses	(8,397)	3,783
Accrued compensation and severance	(4,718)	1,003
Deferred revenue	(17,518)	(20,532)
Income taxes	(30,684)	(2,384)
Other current assets	481	(12,654)
Other noncurrent assets and liabilities	(235)	(3,897)

Net cash provided (used) by operating activities	(22,558)	54,836

Cash flows from investing activities:
Additions to property and equipment	(25,953)	(50,689)
Additions to other intangible assets	(1,412)	(1,661)
Purchases of investments	(27,335)	(23,174)
Proceeds from sales and maturities of investments	32,843	51,128

Net cash used by investing activities	(21,857)	(24,396)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,919	18,711
Purchases of treasury stock	(4,998)	(111,712)

Net cash used by financing activities	(79)	(93,001)

Net effect of exchange rate changes on cash	4,644	(3,022)

Net decrease in cash and cash equivalents	(39,850)	(65,583)
Cash and cash equivalents, beginning of period	217,369	325,872

Cash and cash equivalents, end of period	$177,519	$260,289

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended		Nine months ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Net income (loss)	$(24,570)	$(2,685)	$(42,804)	$16,690

Other comprehensive income (loss), net of tax provision (benefit):
Foreign currency translation adjustment, net of tax of $2,827, $173, $1,710 and $(1,988), respectively	5,280	322	3,205	(3,692)
Net unrealized gain (loss) on securities and derivatives, net of tax of $(484), $2, $(37), and $285, respectively	(901)	6	(69)	530

Other comprehensive income (loss)	4,379	328	3,136	(3,162)

Comprehensive income (loss)	$(20,191)	$(2,357)	$(39,668)	$13,528

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Parametric Technology Corporation and its wholly owned subsidiaries and have been prepared by management in accordance with generally accepted accounting principles. Unless otherwise indicated, all references to a year reflect our fiscal year, which ends on September 30. The year-end consolidated balance sheet was derived from our audited financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated. Certain reclassifications have been made to the 2001 financial statements to conform to the fiscal 2002 presentation. While we believe that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

The results of operations for the three and nine months ended June 29, 2002 are not necessarily indicative of the results expected for the remainder of the fiscal year.

2.    Nonrecurring Charges and Write-Down of Investments

During fiscal 2001, we recorded $42.6 million in nonrecurring charges, including $3.8 million and $10.0 million in the third quarter and first nine months of 2001, respectively. The fiscal 2001 nonrecurring charges were comprised of $25.7 million for severance and termination benefits of approximately 720 people who were notified or terminated in 2001, $9.9 million for facility consolidations, and $7.0 million primarily for a write-down of assets related to a focus shift in certain products. Additionally, in the second quarter of 2001, we recorded an $8.7 million write-down on several equity investments that had been carried at cost to reflect other than temporary declines in valuation.

In the first quarter of 2002, we recorded nonrecurring charges of $6.1 million for severance and termination benefits associated with a reduction in force of approximately 70 people who were notified or terminated during the quarter. This nonrecurring charge was the continuation of a program begun in the fourth quarter of 2001 to reduce our headcount to approximately 4,250.

In the third quarter of 2002, we recorded a nonrecurring charge of $18.4 million associated with a reduction in force to reduce our headcount to approximately 3,865 employees by the end of the fiscal year. The nonrecurring charge was comprised of $11.2 million for severance and termination benefits of approximately 240 employees who were notified or identified for termination during the third quarter and $7.2 million for excess facilities. The excess facilities charge is primarily comprised of an increase to reserves on existing excess facilities, needed as a result of current real estate market conditions and related current quarter actions taken by several subleasees.

In the third quarter and first nine months of 2002, we made cash payments of $6.6 million and $33.9 million for nonrecurring charges, respectively. Amounts not yet paid at June 29, 2002 related to nonrecurring charges were $39.9 million of which we expect to pay approximately $19.0 million within the next twelve months.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	Three months ended		Nine months ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Net income (loss)	$(24,570)	$(2,685)	$(42,804)	$16,690

Weighted average shares outstanding	260,825	263,249	260,581	265,073
Dilutive effect of employee stock options	—	—	—	3,635

Diluted shares outstanding	260,825	263,249	260,581	268,708

Basic EPS	$(0.09)	$(0.01)	$(0.16)	$0.06
Diluted EPS	$(0.09)	$(0.01)	$(0.16)	$0.06

Options to purchase 41.8 million and 39.8 million shares for the third quarter and first nine months of 2001, respectively, and 65.0 million and 58.5 million shares for the third quarter and first nine months of 2002, respectively, were outstanding but were not included in the computations of diluted EPS because the price of the options was greater than the average market price of the common stock for the period reported. In addition, due to the net losses in the third quarter and first nine months of 2002 and in the third quarter of 2001, the dilutive effect of options of 0.7 million, 1.7 million and 2.6 million, respectively, were excluded from the computation of diluted EPS as the effect would have been anti-dilutive.

4.    New Accounting Pronouncements

In November 2001, the Emerging Issues Task Force (EITF) issued, effective for financial reporting periods beginning after December 15, 2001, Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred requiring that reimbursements by our customers for our out-of-pocket expenses be classified as revenue. Historically, we recorded these reimbursements as a reduction to our Cost of Service Revenues (offsetting the related costs). Beginning in the second quarter of 2002, we were required to adopt the EITF guidance and, accordingly, have reclassified reimbursements for out-of-pocket expenses (including prior comparable periods) to Service Revenue and correspondingly increased the Cost of Service Revenue. In the three months ended June 29, 2002 and June 30, 2001, reimbursements totaled $1.3 million and $1.6 million, respectively. In the nine months ended June 29, 2002 and June 30, 2001, reimbursements totaled $3.8 million and $3.9 million, respectively.

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

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS No. 146, an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

5.    Segment Information

We operate within a single industry segment—computer software and related services. Within this single segment we have two software product categories: (1) our computer aided design, manufacturing and engineering software (Design Solutions), including our flagship Pro/ENGINEER® design software, which provides engineering solutions to our customers and (2) our internet-based collaboration technologies (Collaboration and Control Solutions), including our Windchill® software which provides collaborative information management solutions to our customers using Internet technologies. Services related to both of these software products (including consulting, implementation, education and other technical support) are performed by our Global Services organization.

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is our executive officers.

Effective in 2002, following the combination of our Windchill and MCAD business units under a common product strategy, our internal financial reporting now focuses on the following operating segments: (1) software products, which includes license and maintenance revenue (including new releases and hot line support); and (2) global services, which includes consulting, implementation, education and other technical support revenue. For external reporting purposes, maintenance revenue is included in Services Revenue. We do not allocate certain sales, marketing or administrative expenses to our operating segments, as these activities are managed separately. We have reclassified the 2001 segment disclosure to conform to our 2002 internal financial reporting.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The revenue and operating income (loss) attributable to these operating segments are included below:

	Three months ended		Nine months ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Revenue:
Software products:
Design solutions	$116,771	$145,331	$368,487	$463,210
Collaboration and control solutions	26,444	32,153	72,198	97,222

Total software products revenue	143,215	177,484	440,685	560,432
Global services: (1)
Design solutions	18,994	28,717	62,547	86,090
Collaboration and control solutions	20,299	24,466	64,168	66,523

Total global services revenue	39,293	53,183	126,715	152,613
Total revenue:
Design solutions	135,765	174,048	431,034	549,300
Collaboration and control solutions	46,743	56,619	136,366	163,745

Total revenue	$182,508	$230,667	$567,400	$713,045

Operating income (loss): (2) (3)
Software products	83,913	109,321	261,001	360,492
Global services	(1,901)	3,388	4,697	5,292
Distribution expenses (4)	(89,353)	(99,822)	(262,665)	(285,412)
Unallocated expenses (5)	(24,262)	(17,117)	(57,472)	(51,201)

Total operating income (loss)	$(31,603)	$(4,230)	$(54,439)	$29,171

(1)	In the second quarter of 2002, we reclassified reimbursements for out-of-pocket expenses from costs to revenue in accordance with EITF Issue No. 01-14. See Note 4 to Consolidated Financial Statements.
(2)
The operating income (loss) reported does not represent the total operating results for each operating segment as it does not contain an allocation of sales, marketing, corporate and general administrative expenses incurred in support of the operating segments.

(3)
In the third quarter and first nine months of 2002, software products included $2.2 million and $2.2 million, global services included $3.2 million and $4.1 million, distribution expenses included $6.0 million and $10.2 million and unallocated expenses included $7.0 million and $8.0 million of the $18.4 million and $24.5 million of nonrecurring charges, respectively. In the third quarter and first nine months of 2001, software products included $0.8 million and $7.0 million, global services included $1.9 million and $1.9 million, distribution expenses included $0.9 million and $0.9 million and unallocated expenses included $0.2 million and $0.2 million of the $3.8 million and $10.0 million of nonrecurring charges, respectively.

(4)	Distribution expenses represent all sales and marketing expenses.
(5)	Unallocated expenses represent all corporate and general and administrative expenses.

Data for the geographic regions in which we operate is presented below:

	Three months ended		Nine months ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Revenue:
North America	$76,213	$100,690	$241,701	$310,659
Europe	56,647	80,290	185,787	237,343
Asia/Pacific	49,648	49,687	139,912	165,043

Total revenue	$182,508	$230,667	$567,400	$713,045

Total long-lived assets by geographic region have not changed significantly from September 30, 2001.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q about our anticipated financial results, as well as about the development of our products and markets, are forward looking statements that are based on our current plans and assumptions. Important information about the bases for these plans and assumptions and certain factors that may cause our actual results to differ materially from these statements are contained below and in “Important Factors That May Affect Future Results” beginning on page 21.

Business Overview

Parametric Technology Corporation (PTC), founded in 1985 and headquartered in Needham, MA, develops, markets and supports product lifecycle management (PLM) software solutions that help manufacturers improve the competitiveness of their products and product development processes. Our solutions, which include a suite of mechanical computer-aided design tools (our design solutions) and a range of Internet-based collaboration technologies (our collaboration and control solutions), enable manufacturing companies to create virtual computer-based products (digital products), collaborate on designs within the enterprise and throughout the extended supply chain, and control the digital product information throughout the product lifecycle. This results in streamlined engineering processes, improved product quality, optimized product information management and reduced cost and time-to-market cycles. Our PLM software solutions are complemented by the strength and experience of our Global Services organization, as well as third-party systems integrators, resellers, and other strategic partners, who provide training, consulting, ancillary product offerings, implementation and support to customers worldwide.

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

Historically, our core business focus has been to provide design solutions to customers through our flagship Pro/ENGINEER® design software, and we continue to provide our customers with industry leading product development, manufacturing and engineering design solutions based on this software. We believe, however, that there is opportunity for growth in the collaboration and control solutions market, whereas the discrete computer-aided design market for design solutions has declined. As these two markets converge into the broader PLM opportunity that is currently emerging, we see an opportunity to address several key challenges that manufacturing companies face in their product development processes: more frequent change, heterogeneity of systems, and increased communication inside and outside the company to support growing outsourcing and increasingly transparent supply chains. Accordingly, we have channeled significant resources into our Windchill® based collaboration and control solutions technology. We continue to improve the usability of our design solutions and to more tightly integrate them with our collaboration and control solutions.

In line with our product strategy, we have introduced a family of interactive web-based solutions designed to address specific PLM processes. These solutions include pre-configured, integrated applications that utilize the web-based Windchill architecture, as well as components of our design solutions. The solutions require little customization and can be implemented quickly. These solutions are:

Windchill® ProjectLink™: a workspace tool that advances the ability of geographically and organizationally dispersed project teams to collaborate on highly iterative design projects;

Windchill® PartsLink™: an interactive product catalog solution, that gives suppliers of electronic and mechanical products the ability to publish and distribute technical product information directly to their customers in an interactive, web-based catalog environment;

Windchill® DynamicDesignLink™: a collaborative application engineering solution that enables a manufacturer’s application engineers, sales representatives, distributors, dealers and even customers the ability to customize engineered products over the web; and

Windchill® PDMLink™: a product data management tool that helps manufacturers control product information, product development processes, and facilitate web-based enterprise-wide information access.

These solutions are part of our overall strategy to provide a portfolio of PLM solutions that address specific business challenges that occur at various points in the product lifecycle. In addition, we have introduced Pro/ENGINEER Wildfire™, the next release of our Pro/ENGINEER design solution. Pro/ENGINEER Wildfire is designed to offer design engineers with enhanced ease of use and integration with our Windchill solutions. Going forward, we plan to evaluate periodically the requirements of our customers and general market need for additional solutions.

All of our software solutions continue to be distributed primarily through our direct sales force. In tandem with our direct sales force, we utilize both an inside telesales group focused predominantly on existing accounts and an indirect distribution channel. Our indirect distribution channel has been broadened over the last two years through alliances with systems integrators, resellers, strategic partners and application service providers. The systems integrator partners work with our direct sales force to locate and target major account opportunities. In order to provide greater diversification and geographic coverage we have also increased the number of distributors for our design solutions. While we do not expect these distributor relationships to have any significant immediate impact, we will continue to work on strengthening these relationships to achieve greater market penetration over time.

Results of Operations

The following is an overview of our results of operations for the third quarter and first nine months:

•
Total revenue was $182.5 million for the third quarter of 2002 compared to $230.7 million for the third quarter of 2001. Total revenue was $567.4 million for the first nine months of 2002 compared to $713.0 million for the first nine months of 2001.

•
Our year-over-year third quarter revenue declined 20.9%, reflecting a 35.0% decrease in software license revenue and a 12.4% decrease in service revenue. Our year-over-year nine-month revenue decreased 20.4%, reflecting a 39.9% decrease in software license revenue and a 6.7% decrease in service revenue.

•
Collaboration and control (Windchill-based) solutions revenue decreased to $46.7 million for the third quarter of 2002 from $56.6 million in the third quarter of 2001. Collaboration and control (Windchill-based) solutions revenue decreased to $136.4 million for the first nine months of 2002 from $163.7 million for the first nine months of 2001.

•
Design solutions revenue decreased to $135.8 million for the third quarter of 2002 from $174.0 million for the third quarter of 2001. Design solutions revenue decreased to $431.0 million for the first nine months of 2002 from $549.3 million for the first nine months of 2001.

•
Nonrecurring charges were $18.4 million in the third quarter of 2002, compared to $3.8 million in the third quarter of 2001. Nonrecurring charges were $24.5 million for the first nine months of 2002 compared to $10.0 million for the first nine months of 2001. In the second quarter of 2001, we recorded an $8.7 million write-down on several equity investments to reflect other than temporary declines in valuation.

•
For the third quarter of 2002 we incurred a net loss of $(24.6) million compared to a net loss of $(2.7) million for the third quarter of 2001. For the first nine months of 2002 we incurred a net loss of $(42.8) million compared to net income of $16.7 million for the first nine months of 2001.

•
Pro forma net income (loss), which excludes the amortization of goodwill and intangible assets, nonrecurring charges and write-down of investments, decreased from $6.7 million of pro forma net income for the third quarter of 2001 to a pro forma net loss of $(5.8) million for the third quarter of 2002 and decreased from $50.1 million of pro forma net income for the first nine months of 2001 to a pro forma net loss of $(5.0) million for the first nine months of 2002.

The following table shows certain consolidated financial data as a percentage of our total revenue for the third quarter and first nine months of 2002 and 2001:

	Three months ended		Nine months ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Revenue:
License	31%	38%	31%	41%
Service	69	62	69	59

Total revenue	100	100	100	100

Costs and expenses:
Cost of license revenue	2	2	2	2
Cost of service revenue	27	27	27	26
Sales and marketing	46	43	45	40
Research and development	18	17	18	16
General and administrative	9	7	9	7
Amortization of goodwill and other intangible assets	5	4	5	4
Nonrecurring charges	10	2	4	1

Total costs and expenses	117	102	110	96

Operating income (loss)	(17)	(2)	(10)	4
Other income (expense), net	(1)	—	—	—
Write-down of investments	—	—	—	(1)

Income (loss) before income taxes	(18)	(2)	(10)	3
Provision for (benefit from) income taxes	(4)	(1)	(2)	1

Net income (loss)	(14)%	(1)%	(8)%	2%

Pro forma, excluding amortization of goodwill and intangible assets, nonrecurring charges and write-down of investments**
Operating income (loss)	(2)%	4%	(1)%	10%
Net income (loss)	(3)%	3%	(1)%	7%

**
Pro forma net income (loss), which excludes amortization of goodwill and intangible assets, nonrecurring charges and write-down of investments, is a non-GAAP (generally accepted accounting principles) measure of on-going operating results that is commonly used by investors and analysts to analyze companies. We believe that pro forma net income (loss) is one of several useful measures for an enhanced understanding of our operating profitability as it excludes items that are not directly attributable to our ongoing operations. Pro forma net income (loss) should not be construed as an alternative to net income (loss) as an indicator of our operating performance nor as a substitute for cash flow from operations as a measure of liquidity.

Revenue

Total Revenue

Our revenue consists of software license revenue and service revenue, which includes software maintenance, consulting, implementation, education and other technical support revenue. Overall, our total revenue decreased 21% and 20% in the third quarter and first nine months of 2002, respectively, compared to 2001. The decrease in total revenue in the third quarter and first nine months of 2002 compared to the third quarter and first nine months of 2001 reflects decreases in our total collaboration and control (Windchill-based) solutions revenue and in our total design solutions revenue of 17% and 22%, respectively, for both periods. Total revenue was adversely affected by continued weakness in technology spending in the global manufacturing economy. We derived 58% and 56% of our total revenue from sales to international customers in the third quarters of 2002 and 2001, respectively.

Total license revenue decreased 35% and 40% in the third quarter and first nine months of 2002, respectively, compared to 2001. Service revenue accounted for 69% and 62% of total revenue in the third quarter of 2002 and 2001, respectively, and 69% and 59% of total revenue in the first nine months of 2002 and 2001, respectively. Service revenue, which has a lower gross profit margin than license revenue, decreased by $17.9 million or 12% in the third quarter of 2002 compared to 2001 and decreased $28.0 million or 7% in the first nine months of 2002 compared to 2001. Service revenue has been, and may continue to be, adversely affected by lower license sales in current and prior periods.

Collaboration and Control (Windchill-based) Solutions Revenue

Total revenue from our collaboration and control (Windchill-based) solutions decreased 17% in both the third quarter and first nine months of 2002 compared to 2001. Total Windchill-based solutions revenue as a percentage of total revenue was 26% and 24% for the third quarter and first nine months of 2002, respectively, compared to 25% and 23% for the comparable periods in 2001. License revenue for our collaboration and control software decreased 21% and 35% in the third quarter and first nine months of 2002, respectively, compared to 2001. Service revenue related to collaboration and control software decreased 15% and 1% in the third quarter and first nine months of 2002, respectively, compared to 2001. Windchill-based revenue was adversely affected by a decline in large customer commitments beginning in the second half of 2001 and continuing into 2002, reflecting the impact of the weakness in technology spending in the global manufacturing economy.

Since introducing our Windchill technology to the market in 1999, we have focused on offering enterprise-wide solutions and we still rely on these offerings for much of our collaboration and control related revenue, including more complex service engagements. To complement our enterprise offering we have introduced Windchill-based point solutions targeted at specific business-critical PLM processes. These point solutions allow us to offer software solutions that can be both easily and quickly implemented, which may limit service revenue opportunities, but should help generate additional license revenue once they begin to gain traction in the marketplace. We believe these solutions address a growing customer demand for improved and faster return on investment, and plan to evaluate periodically the requirements of our customers and general market need for additional solutions.

We have also entered into business relationships with leading systems integrators and other strategic consultants to expand the footprint of our distribution and services efforts. While these initiatives may limit some opportunities for additional services revenue growth within enterprise-level implementations, we believe that entering into these relationships will best serve to expand the coverage of our collaboration and control software solutions, generate additional license revenue and provide necessary expertise for their implementation and support.

Design Solutions Revenue

We have been experiencing declines in our design solutions revenue and our market share. Total revenue from our mechanical design and engineering software tools (our design solutions) decreased 22% in both the third quarter and first nine months of 2002 compared to 2001. License revenue for our design solutions software decreased 40% and 41% in the third quarter and first nine months of 2002, respectively, compared to 2001. Service revenue related to design solutions decreased 12% and 8% in the third quarter and first nine months of 2002, respectively, compared to 2001. Software unit sales for our design solutions decreased by 31% and 34% in the third quarter and first nine months of 2002, respectively, compared to 2001, and the average selling price of this software decreased 13% and 11% in the third quarter and first nine months of 2002, respectively, compared to 2001. Reasons for declines in our design solutions revenue include the weakness in technology spending in the global manufacturing economy which has led to a decline in large dollar license transactions with existing customers; increased competition and price pressure from products offering more limited functionality at lower cost; and the redeployment of our direct sales and marketing resources to our collaboration and control solutions.

To address the decline in our design solutions revenue, we are in the process of introducing a suite of design solutions that have price points, functionality and ease-of-use features that appeal to the entire spectrum of design solution users. Pro/ENGINEER Wildfire, in the initial phase of product rollout, was introduced to more than 7,500 customers and prospects during an online event in June 2002 as well as at PTC/USER worldwide and regional conferences held in May and June 2002. Pro/ENGINEER Wildfire, in furtherance of our product strategy, supports web interfaces and Windchill-based interfaces that will provide customers with the opportunity to more readily integrate traditional design solutions with collaboration and control solutions. Revenue shipments are expected to begin in early calendar 2003.

In order to provide the resources necessary for the effective distribution of our design solutions we have been on a path to build and diversify our reseller channel and to become less dependent on a small number of distributors. We believe that the utilization of diverse and geographically dispersed distributors that focus on smaller businesses provides an efficient means to reach these customers while allowing our direct sales force to focus on higher impact sales opportunities. In the first nine months of 2002 and 2001, we licensed approximately 75% and 87%, respectively, of our design solutions products directly to end-user customers. The balance was licensed through third-party distributors. Although, on an absolute dollar basis, the revenue licensed through third-party distributors remained relatively flat in the third quarter of 2002 compared to the third quarter of 2001, the source of this revenue has diversified. In the coming quarters, we expect the percentage of our design solutions that we license through third-party distributors and agents will increase and that this revenue will become more diversified across our many distributors.

REVENUE BY GEOGRAPHY (IN MILLIONS)

Outlook

Looking forward, our overall performance will depend on our ability to successfully execute our product strategy and provide an integrated, rapidly deployable and easily usable suite of PLM software solutions that enable creation, collaboration and control across the extended design chain with a proven return on investment. We have, over the course of 2001 and 2002, released a suite of solutions targeted for the market that we see developing for overall PLM solutions and have introduced Pro/ENGINEER Wildfire, the next release of our Pro/ENGINEER design solution. Pro/ENGINEER Wildfire is expected to offer design engineers with enhanced ease of use and integration with our Windchill solutions. These PLM solutions provide the foundation for our future growth as they expand upon traditional high-end design solutions, for which the market has declined. We must accordingly focus on refining these solutions so that our customers are able to clearly recognize and understand their advantages. Our success also depends on other factors, including our ability to optimize our sales coverage and productivity through, among other means, effective utilization and management of our systems integrator partners, resellers, strategic partners and sales teams, and our ability to further improve customer satisfaction and build customer references. We believe we have made progress on these initiatives since their implementation in 2001. We expect, however, that revenue will be flat to slightly lower compared to the third quarter for the remainder of 2002 and first quarter of 2003 as the weakness in the global manufacturing economy will likely continue to negatively impact our revenue by causing our customers to reduce or defer their expenditures for software or services. Additional factors affecting our revenues and operating results are identified under “Important Factors That May Affect Future Results” below.

Costs and Expenses

All cost and expense categories in the third quarter and first nine months of 2002 were impacted by the nonrecurring charges taken in 2001 and in the first and third quarters of 2002. See Note 2 of “Notes to Consolidated Financial Statements”. Our operating expenses are based on anticipated future revenue and are largely fixed for the short term. Given the lower than expected revenues in the latter part of 2001, we reduced our headcount to approximately 4,250 by the end of the first quarter of 2002 and, as a result, we recorded a nonrecurring charge of $6.1 million in the first quarter of 2002.

Due to lower than expected revenue for the first six months of 2002 we initiated additional cost-cutting measures in the third quarter of 2002 and we expect to reduce our headcount to approximately 3,865 by the end of the fiscal year. As a result of these initiatives, we recorded a nonrecurring charge of $18.4 million in the third quarter of 2002 comprised of $11.2 million for severance and termination benefits and $7.2 million for excess facilities. The severance and termination benefits relate to approximately 240 employees who were notified or identified for termination during the third quarter. The excess facilities charge is primarily comprised of an increase to reserves on existing excess facilities, needed as a result of current real estate market conditions and related current quarter actions taken by several subleasees.

We expect that revenues for the fourth quarter will be flat to slightly lower compared to the third quarter. The third quarter headcount reduction, in combination with previous restructuring initiatives implemented in 2001 and earlier in 2002, partially offset by a planned increase in marketing programs, are designed to achieve break-even operating performance, excluding amortization of goodwill and intangible assets, at a quarterly revenue level of approximately $180 million beginning in the first quarter of fiscal 2003.

Costs and expenses, excluding amortization of goodwill and other intangible assets and nonrecurring charges, decreased 16% and 12% in the third quarter and first nine months of 2002, respectively, from 2001 to $186.9 million and $570.3 million, respectively.

Cost of License Revenue

Our cost of license revenue consists of costs associated with reproducing and distributing software and documentation and the payment of royalties. Cost of license revenue was $4.2 million or 7% of license revenue in the third quarter of 2002 and $4.7 million or 5% of license revenue in the third quarter of 2001. Cost of license revenue was $12.6 million or 7% of license revenue in the first nine months of 2002 and $11.7 million or 4% of license revenue in the first nine months of 2001.

Cost of Service Revenue

Our cost of service revenue includes costs associated with employing training and consulting personnel, such as salaries and related costs and travel, and costs related to software maintenance, including costs incurred for customer support personnel and the release of maintenance updates. Cost of service revenue as a percentage of service revenue was 39% and 43% in the third quarters of 2002 and 2001, respectively, and 39% and 45% in the first nine months of 2002 and 2001, respectively. Service revenue margins improved primarily as a result of a higher mix of maintenance revenue in the most recent periods as well as a decrease in service-related employee headcount of 21% in the third quarter of 2002 from the third quarter of 2001. In 2001, we initiated and implemented a strategy to develop systems integrator alliances and programs that has allowed us to reduce the staffing necessary to support our product offerings. The startup costs of implementing this strategy were incurred in 2001 and the ongoing cost of maintaining this program has been lower in 2002 versus 2001.

Sales and Marketing

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, travel and facility costs. Sales and marketing costs as a percentage of total revenue were 46% and 43% for the third quarters of 2002 and 2001, respectively, and 45% and 40% for the first nine months of 2002 and 2001, respectively. These costs decreased 16% and 11% in the third quarter and first nine months of 2002, respectively, compared to 2001. The decrease is primarily due to reduced headcount, including more cost-efficient sales coverage and the centralization of our pre-sales delivery group through the establishment of “Innovation-Centers”, and lower commissions as a result of lower license revenue. These cost reductions were partially offset by an increase in marketing programs. Total sales and marketing employee headcount decreased 19% from 1,757 at June 30, 2001 to 1,417 at June 29, 2002.

Research and Development

Our research and development expenses consist principally of salaries and benefits, expenses associated with product translations, costs of computer equipment used in software development and facility expenses. Research and development expenses as a percentage of total revenue were 18% and 17% for the third quarters of 2002 and 2001, respectively, and 18% and 16% for the first nine months of 2002 and 2001, respectively. These costs decreased 13% and 7% in the third quarter and first nine months of 2002, respectively, compared to 2001. The decrease in research and development expense is primarily due to a 15% decrease in headcount at the end of the third quarter of 2002 compared to the third quarter of 2001.

General and Administrative

Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources and administrative functions. General and administrative expenses as a percentage of total revenue were 9% and 7% for the third quarters of 2002 and 2001, respectively, and 9% and 7% for the first nine months of 2002 and 2001, respectively. These costs increased 2% or $0.4 million in the third quarter of 2002 compared to the third quarter of 2001 and decreased 3% or $1.5 million in the first nine months of 2002 compared to the first nine months of 2001. Total general and administrative employee headcount decreased 12% in the third quarter of 2002 from the third quarter of 2001. The decrease in general and administrative expenses for the first nine months of 2002 is primarily due to cost saving initiatives partially offset by implementations in more robust information software systems, including an upgrade to Oracle 11i which will be completed in the fourth quarter.

Amortization of Goodwill and Other Intangible Assets

These costs represent the amortization of intangible assets acquired, including developed technology, goodwill, customer lists, assembled work force and trade names. Amortization of goodwill and other intangible assets as a percentage of total revenue was 5% in both the third quarter and first nine months of 2002 and 4% in both the third quarter and first nine months of 2001. The amortization of goodwill and other intangible assets is principally from our 1999 acquisitions of Division Group plc and auxilium inc. We currently estimate that, upon the adoption of SFAS No. 142 in the first quarter of 2003, quarterly amortization of goodwill and intangible assets related to goodwill will be reduced by approximately $7 million.

Nonrecurring Charges

In the third quarter of 2001, we recorded nonrecurring charges of $3.8 million associated with a reduction in workforce to reduce our cost structure and improve profitability. The nonrecurring charge was for severance and termination benefits of approximately 100 people who were notified or terminated during the third quarter of 2001. In the second quarter of 2001, we recorded nonrecurring charges of $6.1 million, primarily associated with a write-down of assets related to a focus shift in our content aggregation business. We recorded total nonrecurring charges of $42.6 million in fiscal 2001. The fiscal 2001 nonrecurring charges include $25.7 million for severance and termination benefits of approximately 720 people who were notified or terminated in 2001, $9.9 million for facility consolidations, and $7.0 million primarily for a write-down of assets related to a focus shift in certain products.

In the first quarter of 2002, we recorded nonrecurring charges of $6.1 million for severance and termination benefits associated with a reduction in force of approximately 70 people who were notified or terminated during the quarter. This nonrecurring charge is the continuation of a program begun in the fourth quarter of 2001 to reduce our headcount to approximately 4,250.

In the third quarter of 2002, we recorded a nonrecurring charge of $18.4 million associated with a reduction in force to reduce our headcount to approximately 3,865 employees by the end of the fiscal year. The nonrecurring charge was comprised of $11.2 million for severance and termination benefits of approximately 240 employees who were notified or identified for termination during the third quarter and $7.2 million for excess facilities. The excess facilities charge is primarily comprised of an increase to reserves on existing excess facilities, needed as a result of current real estate market conditions and related current quarter actions taken by several subleasees.

In the third quarter and first nine months of 2002, we made cash payments of $6.6 million and $33.9 million for nonrecurring charges, respectively. Amounts not yet paid at June 29, 2002 related to nonrecurring charges were $39.9 million of which we expect to pay approximately $19.0 million within the next twelve months.

Write-down of Investments

In the first nine months of 2001, we recorded an $8.7 million write-down on several equity investments to reflect other than temporary declines in valuation. At June 29, 2002, equity investments included in other long-term assets were $2.0 million.

Other Income (Expense), Net

Other income (expense), net includes interest income, costs of hedging contracts, the gain or loss from the translation of results for subsidiaries for which the U.S. dollar is the functional currency and other charges incurred in connection with financing customer contracts. For the third quarter and first nine months of 2002, we reported other expense of $1.2 million and $1.9 million, respectively, compared to other income of $0.4 million and $3.0 million for the third quarter and first nine months of 2001. This decrease is due primarily to lower interest income from lower average cash balances and lower average yields.

Income Taxes

Our effective tax rate was a benefit of 24% for the first nine months of 2002 and a provision of 29% for the first nine months of 2001. The difference between our effective tax rate and the statutory federal income tax rate of 35% in the first nine months of 2002 was due primarily to the non-deductibility of certain acquisition-related amortization and foreign operating losses that could not be benefited. The difference in the first nine months of 2001 was due primarily to a decrease in deferred tax liabilities related to foreign subsidiaries, partially offset by the non-deductibility of certain acquisition-related amortization and foreign operating losses that could not be benefited.

Employees

The number of worldwide employees was 3,990 at June 29, 2002, which includes employees on notice of termination pursuant to the third quarter of 2002 restructuring, compared to 4,860 at June 30, 2001. The decrease over the prior year is primarily a result of terminations associated with the reductions in force in the fourth quarter of 2001 and the first and third quarters of 2002.

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

Certain of our accounting policies require higher degrees of judgment than others in their application. These include:

Revenue Recognition

We recognize revenue in accordance with Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions” and SEC Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements.” The accounting rules related to revenue recognition are complex and are affected by interpretations of the rules and an understanding of industry practices, both of which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant judgments.

We recognize license revenues upon contract execution when all of the following criteria are met: persuasive evidence of an arrangement exists, the fees are fixed or determinable, collection is probable, all shipment obligations have been met and, if the terms of the contract include customer acceptance criteria, the customer has accepted the product. In the event that we grant a customer the right to specified upgrades and vendor-specific objective evidence of fair value exists for such upgrades, we defer license revenue in an amount equal to this fair value until we have delivered the specified upgrade. If vendor-specific objective evidence of fair value does not exist, then we defer recognition of the entire license fee until we deliver the specified upgrade. When we still have significant obligations with regard to implementation of the product, we defer recognition of the revenue until we have satisfied those obligations.

Multiple element arrangements may include software, post-installation support and/or other services. Revenue recognized from multiple-element arrangements is allocated to each element of the arrangement, such as maintenance, training and service, based on the relative fair values of the contract elements. Our determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence, which is generally determined by historical sales of similar transactions of the same element or service to multiple customers or, if applicable, by reference to a renewal rate specified in the related arrangement. Where vendor-specific objective evidence of fair value exists for all undelivered elements, but evidence does not exist for one or more delivered elements, we account for the delivered elements in accordance with the “Residual Method” prescribed by SOP 98-9. Under the Residual Method, the fair value of the undelivered elements is deferred and the remaining portion of the contract value is recognized as revenue.

Revenue from software maintenance contracts, consulting and training is included in service revenue in the accompanying statement of operations. Revenue from maintenance contracts is recognized ratably over the contract period. Revenue from training and consulting is recognized as performed.

Valuation of Long-lived Assets

We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period and a reduction of our market capitalization relative to net book value. If an impairment review is triggered, we measure any impairment based on projected cash flows. Our net goodwill and other intangible assets totaled $65.2 million as of June 29, 2002.

We will adopt Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” effective October 1, 2002 and, as a result, we will cease to amortize goodwill. We currently estimate that, upon the adoption of SFAS No. 142, quarterly amortization of goodwill and intangible assets related to goodwill will be reduced by approximately $7 million. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in fiscal 2003 and an annual impairment review thereafter. We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed an impairment charge will not be recorded in light of the factors described in the preceding paragraph.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Net deferred tax assets at June 29, 2002, were $48.8 million, net of a valuation allowance of $66.5 million. The valuation allowance relates to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. Realization of our net deferred tax assets is dependant on our estimates of taxable income by jurisdiction in which we operate and the period over which our net deferred tax assets may be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations.

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

Our accounts receivable balance was $158.8 million, net of an allowance for doubtful accounts of $5.6 million as of June 29, 2002. If the financial condition of our customers were to deteriorate, additional allowances may be required resulting in future operating expenses that are not included in the allowance for doubtful accounts at June 29, 2002. Concentration of credit risk with respect to trade receivables is not significant except for a receivable from our largest distributor, which accounted for 8% of total receivables as of June 29, 2002. Failure of this distributor to perform its obligations could have an adverse effect on our results of operations.

Nonrecurring Charges

We periodically record nonrecurring charges resulting from restructuring operations, including consolidations and/or relocations of operations, changes in our strategic plan, or managerial responses to declines in demand, increasing costs, or other environmental factors. Nonrecurring charges are recorded when management has a defined plan to reduce headcount or to exit an activity that has no future economic benefit. The determination of nonrecurring charges requires management’s judgment and may include costs related to employee benefits, such as costs of severance and termination benefits, and costs for future lease commitments on excess facilities, net of estimated future sublease income. In determining the amount of the facilities charge, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates will be reviewed and potentially revised on a quarterly basis based on known real estate market conditions resulting in revisions to established facility reserves.

Accounting policies, guidelines and interpretations related to our Critical Accounting Policies are generally subject to numerous sources of authoritative guidance and are often reexamined by accounting standards rule makers and regulators. These rule makers and/or regulators may promulgate interpretations, guidance or regulations that may result in changes to our accounting policies.

Liquidity and Capital Resources

Our operating activities, the proceeds from our issuance of stock under stock plans and existing cash and investments provided sufficient resources to fund our employee base, capital asset needs, stock repurchases and financing needs in the first nine months of both 2002 and 2001. Our investment portfolio is diversified among security types, industries and individual issuers. Our investments are generally liquid and investment grade. The portfolio is primarily invested in short-term securities to minimize interest rate risk and to facilitate rapid deployment in the event of immediate cash needs.

As of June 29, 2002, cash and investments totaled $203.9 million, down from $249.1 million at September 30, 2001. The decrease in cash and investments during the first nine months of 2002 consisted primarily of net cash used in operating activities of $22.6 million, $27.4 million in expenditures to acquire property and equipment and other intangible assets and $5.0 million for the repurchase of treasury stock, partially offset by proceeds of $4.9 million from the issuance of our common stock under our stock plans. In the first nine months of 2002, the $22.6 million of net cash used for operating activities was primarily for net cash flows used for nonrecurring charges of $9.4 million (the net of $33.9 million of cash expenditures for nonrecurring charges offset by $24.5 million of nonrecurring charges recorded in the first nine months of 2002), income taxes of $30.7 million, offset by net cash flows generated of $11.9 million of net income generated before depreciation and amortization and $5.6 million for all other assets and liabilities

In the first nine months of 2002 and 2001, we acquired $27.4 million and $52.4 million, respectively, of capital equipment and other intangible assets. The capital expenditures for the first nine months of 2001 include approximately $28.2 million for tenant improvements and furniture and fixtures related to our consolidation into our Needham, Massachusetts facility. The remaining expenditures in both periods consisted primarily of computer equipment, software and office equipment.

We used net cash for financing activities in the first nine months of 2002 and 2001 primarily to repurchase $5.0 million and $111.7 million, respectively, of our stock. These expenditures were partially offset by proceeds of $4.9 million and $18.7 million in the first nine months of 2002 and 2001, respectively, from the issuance of our common stock under our stock plans. Through the third quarter of 2002, we had repurchased, at a cost of $366.7 million, 31.1 million shares of the 40.0 million shares authorized by the Board of Directors to be repurchased under our repurchase program initiated in 1998. The repurchased shares have been used for stock option exercises, employee stock purchase plans and acquisitions. At June 29, 2002, 14.9 million shares were held in treasury.

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

I.    Operational Considerations

Our operating results fluctuate within each quarter and from quarter-to-quarter making our future revenues and operating results difficult to predict

While our sales cycle varies substantially from customer to customer, we usually realize a high percentage of our revenue in the third month of each fiscal quarter, and this revenue tends to be concentrated in the later part of that month. Our orders early in a quarter will not generally occur at a rate which, if sustained throughout the quarter, would be sufficient to assure that we will meet our revenue targets for any particular quarter. Moreover, our transition from a one-product to a multi-product company, our increased utilization of indirect distribution channels through alliances with systems integrators, resellers, strategic partners and application service providers and our shift in business emphasis to a more solutions-oriented sales process have resulted in more unpredictable and often longer sales cycles for products and services. Accordingly, our quarterly results may be difficult to predict prior to the end of the quarter. Any inability to obtain large orders or orders in large volumes or to make shipments or perform services in the period immediately preceding the end of any particular quarter may cause the results for that quarter to fall short of our revenue targets. In addition, our operating expenses are based on expected future revenue and are relatively fixed for the short term. As a result, a revenue shortfall in any quarter could cause our earnings for that quarter to fall below expectations as well. Any failure to meet our quarterly revenue or earnings targets could adversely impact the market price of our stock.

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

•	our ability to deliver an integrated and comprehensive suite of solutions and to capitalize on existing synergies through a common product strategy;

•	our ability to appropriately allocate and implement cost cutting measures that increase profitability while maintaining adequate resources for effective and coordinated organizational performance;

•	the success of our sales coverage reorganization and optimization initiatives, including:

—	the effectiveness of our organizational sales model,

—	the ability of our sales reps to learn and sell our products,

—	our ability to attract and efficiently utilize a diverse group of geographically dispersed distributors, and

—	our ability to broaden and effectively utilize indirect distribution channels through alliances with systems integrators, resellers, strategic partners and application service providers;

•	our ability to anticipate and meet evolving customer requirements in the PLM arena and successfully deliver products and services at an enterprise level;

•	our ability to develop rapidly implementable point solutions that adequately address specific business challenges;

•	our ability to identify and penetrate additional industry sectors that represent growth opportunities; and

•	our ability to execute on customer satisfaction initiatives and programs in order to retain our customer base and to develop customer references upon which we can expand that base.

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

We may be unable to price our products competitively or distribute them effectively

Our success is tied to our ability to price our products and services competitively and to deliver them efficiently, including our ability to:

•	provide a range of products with functionality that our customers want at prices they can afford;

•	build appropriate direct distribution channels;

•	utilize the Internet for sales; and

•	build appropriate indirect distribution channels.

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

II.    Design Solutions Related Considerations

Increasing competition in the computer aided design marketplace may reduce our revenues

There are an increasing number of competitive design products. Some competitive products have reached a level of functionality whereby product differentiation is less likely, in and of itself, to dislodge incumbent design systems, given the training and other startup costs associated with system replacement. We are in the process of introducing the next major release of our design solutions, Pro/ENGINEER Wildfire, which focuses on PLM interoperability and ease-of-use. Although Pro/ENGINEER Wildfire, along with other initiatives, are designed to address these competitive pressures, increased competition and further market acceptance of competitive products could have a negative effect on pricing and revenues for our products, which could have a material adverse affect on our results.

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

We continue to enhance our existing product line by releasing updates as well as new products/modules. Our competitive position and operating results could suffer if:

•	we fail to anticipate or to respond adequately to customer requirements or to technological developments, particularly those of our competitors;

•	we delay the development, production, testing, marketing or availability of new or enhanced products or services;

•	customers fail to accept such new or enhanced products or services; or

•	we fail to execute our common product strategy initiative.

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

III.    Collaborate and Control Solutions and Overall PLM Related Considerations

We are attempting to capitalize on a web-based, business-to-business market opportunity known as Product Lifecycle Management (PLM). It may be that our assumptions about this market opportunity are wrong, which could adversely affect our results

We have identified PLM as a new market opportunity for us, and have devoted significant resources toward capitalizing on that opportunity. Our collaboration and control (Windchill-based) solutions allow us to offer a suite of PLM solutions and related services targeted at this market. This suite includes software and services that utilize Internet technologies to permit employees, customers, suppliers and others to collaboratively develop, build, distribute and manage products throughout their entire lifecycle. Because the market for software products that allow companies to collaborate on product information on an enterprise-wide level is newly emerging and because companies have not traditionally linked customers and suppliers in this process directly, we cannot be certain as to the size of this market, whether it will grow, or whether companies will elect to utilize our products rather than attempt to develop applications internally, through other sources or to forego PLM initiatives altogether.

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

Our Windchill technology, which is central to our PLM strategy, is not yet well established in the marketplace

The success of our PLM strategy will depend in large part on the ability of our Windchill-based solutions to meet customer expectations, especially with respect to:

•	measuring and understanding the benefits of Windchill, including return on investment and value creation;

•	ease and rapidity of installation;

•	ease of use;

•	full capability, functionality and performance;

•	ability to support a large, diverse and geographically dispersed user base; and

•	quality and efficiency of the services we and our partners perform relating to implementation and customization.

The software is still relatively new. If our customers cannot successfully deploy large-scale implementation projects or if they determine that we or our partners are unable to accommodate large-scale deployments, our operating results may be affected.

Our PLM point solutions strategy is developing

We are pursuing a strategy to provide a series of easily deployable PLM solutions that address specific business challenges that arise at points along the product lifecycle timeline. These PLM point solutions utilize our web-

based Windchill architecture as well as components of our design solutions. Our strategy is designed to solve customers’ problems relating to costly, large scale implementation projects by providing pre-configured, fully integrated applications that require little customization and can be implemented quickly. If we are unable to provide these solutions or are unable to meet customer expectations, our overall revenue may be adversely affected.

We utilize third parties, such as systems integrators, resellers and strategic partners for the distribution and implementation of Windchill-based software solutions which makes it more difficult to manage the sales process

Our PLM enterprise level solutions may require large-scale organizational implementations that in today’s marketplace are often performed by third parties. We have entered into and are currently developing additional relationships with third parties and intend to continue to do so. Using third parties to both implement and promote our products can result in a reduction in our control to both drive the sales process and service our customers. In addition, the successful utilization of third parties will depend on:

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

Our utilization of these third parties and our PLM point solutions offerings may crowd out service revenue

Our utilization of these third parties, as well as our introduction of PLM point solutions, through which customers are provided more autonomy over solving their problems, may have an adverse affect on our service revenue. We believe that entering into these relationships and offering these solutions will best serve to expand the coverage of our PLM software solutions, generate additional license revenue and provide the necessary expertise for their implementation and support. If these assumptions prove to be inaccurate or projected additional license revenue and/or broader market coverage does not materialize, our revenues may be adversely affected.

PLM software solutions must meet our customer’s expectations for integration with existing systems to generate references for new accounts

Our PLM software must integrate with our customers’ and their partners’ existing computer systems and software programs. Ours is one of the first PLM solutions, and thus many customers will be facing these integration issues for the first time, particularly in the context of collaborating with customers, supply chain partners and other members of the extended enterprise. Our customers could become dissatisfied with our products or services if systems integration proves to be difficult, costly or time consuming, and thus our operating results may be adversely affected. Moreover, due to the emerging nature of the industry and technology the sales process relies in large part on customer references. Accordingly, if our customers become dissatisfied, future business and revenues may be adversely affected.

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

Certain of our Windchill-based solutions provide the ability to utilize PLM capabilities on Internet exchanges, portals and marketplaces. Accordingly, their success will be highly dependant upon the success of the Internet as a viable collaboration medium and on our successful development and integration of the technologies necessary to offer tools for exchanges, portals, and other forms of Internet marketplaces that are acceptable to customers and suitable for the evolving nature of the Internet.

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

Also, traditionally, a large percentage of our common stock has been held by institutional investors. Purchases and sales of our common stock by certain of these institutional investors could have a significant impact on the market price of the stock. For more information, please see our proxy statement with respect to our most recent annual meeting of stockholders and Schedules 13D and 13G filed with the SEC with respect to our common stock.

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

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

99.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 29, 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PARAMETRIC TECHNOLOGY CORPORATION

By:	/s/ EDWIN J. GILLIS
Edwin J. Gillis Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 13, 2002