Form 10-K
period 2002-09-30
PARAMETRIC TECHNOLOGY CORP
filed 2003-01-28
CIK 857005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: September 30, 2002

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

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.  YES  ☒        NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  YES  ☒        NO  ☐

The aggregate market value of our voting stock held by non-affiliates was approximately $1,572,268,516 on  March 30, 2002 based on the last reported sale price of our common stock on The Nasdaq Stock Market on that day. There were 260,801,017 shares of our common stock outstanding on that day.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held March 13, 2003 (2003 Proxy Statement) are incorporated by reference into Part III.

PARAMETRIC TECHNOLOGY CORPORATION

ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR 2002

i

Forward-Looking Statements

Statements in this Annual Report on Form 10-K about our anticipated financial results and long-term growth, as well as about the development of our products and markets, are forward looking statements that are based on our current plans and assumptions. Important information about the bases for these plans and assumptions and certain factors that may cause our actual results to differ materially from these statements is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 7 below, and generally throughout this report. Unless otherwise indicated, all references to a year reflect our fiscal year that ends on September 30.

PART I

ITEM 1:     Business

Introduction

Parametric Technology Corporation (PTC), founded in 1985 and headquartered in Needham, MA, develops, markets and supports product lifecycle management (PLM) software solutions that help manufacturers improve the competitiveness of their products and product development processes. Our solutions, which include a suite of mechanical computer-aided design tools (our design solutions) and a range of web-based collaboration technologies (our collaboration and control solutions), enable manufacturing companies to create virtual computer-based products (digital products), collaborate on designs within the enterprise and throughout the extended supply chain, and control the digital product information throughout the product lifecycle. This results in streamlined engineering processes, improved product quality, optimized product information management and reduced cost and time-to-market cycles. Our PLM software solutions are complemented by our experienced services organization, as well as third-party systems integrators, resellers, and other strategic partners, who provide training, consulting, ancillary product offerings, implementation and support to customers worldwide.

Our PLM software and services solutions permit individuals—regardless of their roles in the commercialization of a product, the computer-based tools they use, or their location geographically or in the supply chain—to participate in and impact the product development process across the manufacturing value chain. The PLM market covers the mechanical computer-aided design, manufacturing and engineering (CAD, CAM and CAE) markets as well as many smaller, previously isolated markets that address various phases of the product lifecycle. These include product data management (PDM), component and supplier management (CSM), visualization and digital mockup, enterprise application integration (EAI), program and project management, as well as manufacturing planning.

All of our software solutions continue to be distributed primarily through our direct sales force. In tandem with our direct sales force, we utilize both an inside sales group, focused predominantly on telesales and existing accounts, and an indirect distribution channel. Our indirect distribution channel has been broadened over the last two years through alliances with third-party systems integrators, resellers and other strategic partners. The systems integrator partners work with our direct sales force to locate and target potential PLM opportunities. The resellers for our design solutions provide greater geographic and small-account coverage.

In an effort to advance a dialog about PLM with customers, PTC has developed a framework that explores the various product development strategies and initiatives that companies use to grow revenue or improve profitability. Called “The way to Product First™: A Roadmap for Creating and Capturing Value,” it provides a framework for companies looking to improve their business with a centralized focus on creating better products through specific product development strategies, initiatives and competencies. We believe this roadmap provides a clear explanation of the link between the product development process and achieving corporate goals and objectives. As such, the roadmap will be an important tool for demonstrating the value of our PLM solutions.

Products and Services

Our design solutions and our collaboration and control solutions are aligned under a unified product strategy. The strategy allows us to capitalize on existing product synergies and offer fully leveraged solutions that enable the creation, collaboration and control of digital product information across the extended design chain.

DESIGN SOLUTIONS

Our family of engineering design software encompasses a broad spectrum of engineering disciplines essential to the development of virtually all manufactured products, ranging from consumer products to jet aircraft. Manufacturers compete on the basis of cost, time to market and product performance criteria, which are significantly affected by the quality and length of the product development process. Our software tools offer high-performance product design solutions for the creation of digital products that improve product quality and reduce time to market by enabling end-users to easily evaluate multiple design alternatives and to share data with bi-directional associativity.

The cornerstone of our design solutions software is Pro/ENGINEER®, a mechanical design automation technology based on a robust, parametric, feature-based solid modeler, enabling changes made during the design process to be associatively updated throughout the design. Pro/ENGINEER is complemented by functional options and extensions as well as other products for drafting, design, surfacing, visualization and analysis. These features, along with its “Designed for Windows XP®” user-interface, allow companies to create more innovative, differentiated and functional products quickly and easily. Additional offerings within the Pro/ENGINEER family include:

Pro/MECHANICA®:    functional simulation software that allows users to evaluate and optimize the mechanical performance of product designs in real-world situations, reducing the need for expensive physical prototypes and enhancing overall product quality.

Pro/INTRALINK®:    a workgroup management solution for product developers using Pro/ENGINEER. It lets Pro/ENGINEER users facilitate design team collaboration and manages the power of Pro/ENGINEER associativity. Its collaborative environment supports the rapid and effective design approach of Pro/ENGINEER.

Pro/DESKTOP®:    a conceptual engineering solution that enables rapid and efficient capture of product design ideas. Pro/DESKTOP is the cornerstone of our educational offering and its associative interoperability with Pro/ENGINEER allows engineers and designers to work together or within a collaborative design environment.

Granite™ One:    a software development kernel based on the geometry, feature, graphics and data exchange capabilities at the core of Pro/ENGINEER. Granite One is an open platform designed to enable interoperability between mechanical design automation technology products.

We have introduced a pre-production evaluation release of Pro/ENGINEER Wildfire™, the next release of our Pro/ENGINEER design solution. Pro/ENGINEER Wildfire is designed to offer design engineers enhanced ease-of-use and the ability to integrate design tools with our collaboration and control solutions. Production versions of this product are expected to begin shipping during the first calendar quarter of 2003.

COLLABORATION AND CONTROL SOLUTIONS

Our collaboration and control solutions are based on our Windchill® technology, which has evolved since its introduction in 1998 to address evolving customer needs. Windchill is currently sold in two forms: Windchill Enterprise, a configurable enterprise application, and our Windchill Link solutions, a newer portfolio of interactive point solutions designed to address specific PLM processes.

Windchill Enterprise

This product consists of a suite of commercial “off-the-shelf” application modules for an engineering environment, consisting principally of the following: a vault for data management to store and retrieve product files; workflow applications for sequencing the flow of product information and change management processes; visualization software for enabling the customer to see a three-dimensional view of product data; and, when desired, data adaptors for connecting to standard computer aided design (CAD) software or standard enterprise resource planning (ERP) systems via standard application interfaces. The application modules include standard features and functions with capabilities in:

Product Management.    Offers enterprise scalable PDM functionality to promote concurrent engineering and to create a single source of product information available to all functional organizations, facilitating product change management throughout the entire product lifecycle.

Collaboration.    Provides an environment where businesses can share product and process information throughout the extended enterprise, regardless of where that information resides or in what format it is.

Product Planning.    Enables businesses to meet the increasing demand for custom-tailored products while minimizing the overall number of product variations. This is accomplished by providing the means to define engineered-to-order products, supply customer-specific portals and easily identify existing variations for future reuse.

Sourcing.    Gives manufacturers the ability to reduce global procurement and product development costs by standardizing and consolidating part and supplier information. The application module enables companies to identify re-usable parts, commercially available solutions and preferred sources.

Manufacturing.    Integrates a company’s product development and design with its manufacturing processes by creating and maintaining detailed process plans and executing production analysis and process simulation. This application module allows companies to increase information capture and reuse, optimize manufacturing processes and share this knowledge across the enterprise.

Production.    Integrates Windchill with market-leading ERP systems, allowing the exchange of product-related information, including part masters, bills of material and engineering change information, between Windchill and those systems.

Windchill Link Solutions

These solutions consist of pre-configured, integrated products that utilize the web-based Windchill architecture, as well as components of our design solutions and our Windchill Enterprise application modules. These products can be implemented in as little as several weeks in accordance with a pre-defined implementation methodology and with little configuration. These products are:

Windchill® ProjectLink™:    a workspace tool that advances the ability of geographically and organizationally dispersed project teams to collaborate on highly iterative design projects.

Windchill® PDMLink™:    a product data management tool that both helps manufacturers control product information and product development processes and facilitates web-based enterprise-wide information access.

Windchill® PartsLink™:    an interactive product catalog solution that gives suppliers of electronic and mechanical products the ability to publish and distribute technical product information directly to their customers in an interactive, web-based catalog environment.

Windchill® DynamicDesignLink™:    a collaborative application engineering solution that enables a manufacturer’s application engineers, sales representatives, distributors, dealers, and even customers, to customize engineered products over the web.

These solutions are part of our overall strategy to provide a portfolio of PLM solutions that address specific business challenges that occur at various points in the product lifecycle. They are designed to enable manufacturers to deliver new products to market faster and manage the complexities of product development throughout an evolving supply chain. Going forward, we plan to evaluate periodically the requirements of our customers and general market need for additional solutions.

SERVICES ORGANIZATION

Our software solutions are complemented by service offerings from our services organization, as well as from third-party systems integrators, resellers and other strategic partners. Our services organization is committed to meeting the consulting, implementation, education and technical support requirements of our customers in seven major support centers and more than 70 educational facilities worldwide. Our services organization focuses on:

Consulting and Implementation Services:    designed to transform a company’s product development business process into a competitive advantage by evaluating and recommending the strategy, processes, tools and practices needed to create more productive engineering and information management environments, including system implementation, long-range planning, process improvement and product program strategies.

Education Services:    offering expert, comprehensive and efficient training programs to customers and partners on our entire product line based on our PTC Precision™ learning formula. Programs can be tailored to the needs of each student and combine hands-on, web-based and classroom training and self-evaluation.

Technical Support Services:    providing fast, accurate answers to software and product development questions through a variety of global resources.

Product Development

For our products and services to be competitive, we must provide our customers with new and innovative software and service solutions. As a result, we continue to spend on research and development, and we regularly are looking for opportunities to acquire new technologies suited to our customers’ needs. We also must efficiently manage our development resources to ensure that the appropriate balance, based on both product development plans and customer demand, is reached between product lines.

Our ability to rapidly develop new design products is facilitated by the modular structure of our software code. This structure enables functional capabilities of existing products to be utilized by new software applications or modules, thereby reducing the amount of new code required to develop additional products. The major benefit of this approach is rapid development of new functionality.

Our Windchill technology has expanded the breadth of our offerings allowing for a comprehensive suite of PLM solutions. Much of this technology is Internet-centric, Java-based, object-oriented software. Our products depend on these evolving technologies as well as certain licensed third-party technologies.

We work closely with our customers to define improvements and enhancements to be integrated into our products. Using this approach, customers become involved in the software design process to validate feasibility and to influence functionality early in the product life cycle. In addition, we maintain software and hardware partner programs designed to provide partners both with access to our products and with the mechanisms and environment to facilitate the integration of complementary products with our product lines. Through our open software toolkits, program members can build tightly integrated solutions that satisfy the various requirements of our customers.

Our fiscal year research and development expenses were $136.1 million in 2002, $148.9 million in 2001 and $143.8 million in 2000.

Sales and Marketing

We derive most of our revenue from products distributed directly by our sales force to our end-user customers. In addition, we offer products through third-party distributors and we also offer certain of our design solutions over the Internet. No single customer accounted for more than 10% of our revenue in any of the last three fiscal years.

Within our direct sales force, there are both strategic accounts and general business accounts units. The strategic accounts unit is further segmented into vertical groupings based on industry characteristics. In addition, we continue to broaden our indirect distribution channel through alliances with third-party systems integrators, resellers and other strategic partners. The systems integrators work in tandem with our direct sales force to locate and target potential PLM opportunities. We also have signed agreements with approximately 180 resellers giving them the rights to distribute our design solutions products and to provide related services throughout North America, Europe and parts of Asia/Pacific.

Information about our foreign and domestic operations, and associated risks, may be found in Note M to the consolidated financial statements and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 7 below.

Competition

There are a number of companies offering solutions that address specific functional areas covered by our PLM tools such as: Dassault Systemes and Electronic Data Systems (EDS) for traditional design solutions, PDM solutions and visualization and digital mock-up solutions; MatrixOne for PDM solutions; Agile Software Corp., for bill of materials management; and i2 Technologies Inc. for part sourcing solutions. In addition, larger, better-known enterprise-solution companies with established customers may enter the PLM market and offer more complete solutions. For example, SAP has begun to offer a “PLM” solution that controls product data within the larger framework of its ERP solution. We believe that our PLM solutions currently offer broader and deeper functionality more specifically targeted toward the product development processes within discrete manufacturing companies. For smaller manufacturing businesses, we, along with our resellers, compete with design products from companies such as Autodesk, Inc. and Solidworks, a subsidiary of Dassault Systemes.

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

While we have not, to date, had any material claims of this type asserted against us, there can be no assurance that someone will not assert such claims against us with respect to existing or future products or other intellectual property or that, if asserted, we would prevail in such claims. In the event a lawsuit of this type is filed, it could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not we ultimately prevail.

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

PTC, the PTC Logo, Parametric Technology Corporation, The Product Development Company, Product  First, The way to Product First, Pro/ENGINEER, Pro/COLLABORATE, Pro/DESKTOP, Pro/INTRALINK,  Pro/MECHANICA, Pro/CONCEPT, Granite, Wildfire, Windchill, Windchill ProjectLink, Windchill PartsLink, Windchill DynamicDesignLink and Windchill PDMLink and all product names in the PTC product family are trademarks or registered trademarks of PTC or our subsidiaries in the United States and/or other countries.

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

Employees

As of September 30, 2002, we had 3,803 employees, including 1,358 in sales, marketing and support activities; 1,035 in customer support, training and consulting; 376 in general and administration; and 1,034 in product development. Of these employees, 1,946 were located throughout the United States and 1,857 were located in foreign countries.

Website Access To Reports

Our Internet address is www.ptc.com. Through our Internet website, we make available the following reports as soon as reasonably practicable after electronically filing them with, or furnishing them to, the SEC: our annual report on Form 10-K; our quarterly reports on Form 10-Q; our current reports on Form 8-K; and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934. Our Proxy Statements for our Annual Meetings are also available through our Internet website.

ITEM 1A:     Executive Officers of the Registrant

Information about our executive officers is incorporated by reference from Part III, ITEM 10 of this Annual Report.

ITEM 2:     Properties

We lease 134 offices in the United States and internationally through our foreign subsidiaries, predominately as sales and/or support offices and for development work. Of our total of approximately 1,332,000 square feet of leased facilities used in operations, approximately 700,000 square feet are located in the U.S., including a 381,000 square foot headquarters facility located in Needham, Massachusetts. The lease for our headquarters began in December 2000 and expires in December 2012, subject to certain renewal rights. Additionally, approximately 621,000 square feet, including 498,000 square feet of space in Bedford, Massachusetts acquired in our merger with Computervision Corporation in January 1998, are not used for our current operations and are primarily subleased to third parties. As described in Notes C and G of “Notes to the Consolidated Financial

Statements,” lease commitments on unused facilities in excess of expected sublease income have been included in our restructuring provisions. We continue to engage in subleasing and early lease termination initiatives to employ alternate uses for these excess facilities. We believe that our facilities are adequate for our present needs.

ITEM 3:     Legal Proceedings

We are subject to various legal proceedings and claims that arise in the ordinary course of business. We currently believe that resolving these matters will not have a material adverse impact on our financial condition or results of operations.

ITEM 4:     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the last quarter of 2002.

PART II

ITEM 5:     Market for Registrant’s Common Equity and Related Stockholder Matters

Information with respect to this item may be found in the section captioned “Quarterly Financial Information” on page F-27 below.

On September 30, 2002, the close of our fiscal year, our common stock was held by 6,000 shareholders of record. As of October 31, 2002 our common stock was held by 5,998 shareholders of record. We have not paid cash dividends on our common stock and have historically retained earnings, if any, for use in our business. We intend to review our policy with respect to the payment of dividends from time to time; however, there can be no assurance that any dividends will be paid in the future.

ITEM 6:     Selected Financial Data

Information with respect to this item may be found in the section captioned “Five Year Summary of Selected Financial Data” on page F-27 below.

ITEM 7:     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements in this Annual Report on Form 10-K about our anticipated financial results and long-term growth, as well as about the development of our products and markets, are forward looking statements that are based on our current plans and assumptions. Important information about the bases for these plans and assumptions and certain factors that may cause our actual results to differ materially from these statements is contained below and in “Important Factors That May Affect Future Results” beginning on page 21. Unless otherwise indicated, all references to a year reflect our fiscal year that ends on September 30.

Introduction

As described in Note B to our accompanying consolidated financial statements included in Item 8 of this Annual Report on Form 10-K and on page F-27, we have restated our financial statements for the fiscal years ended September 30, 2001, 2000 and 1999. In connection with the implementation of a new accounting system in late 2002, we subsequently determined that we had miscalculated the allocation of deferred maintenance revenues from 1999 through 2002, resulting in revenues not being recognized in the proper periods. We identified an aggregate of $33.4 million of maintenance revenue recognized during the periods 1999 through 2002 that should have been deferred at September 30, 2002 to be recognized in fiscal 2003 and later periods. As a result, service revenue has been reduced by $12.0 million, $2.8 million, $14.5 million and $4.1 million for fiscal years 2002, 2001, 2000 and 1999, respectively. The financial information for all periods included in the following discussion gives effect to the restatement.

A summary of the effects of the restatement on our consolidated financial statements for 2001 and 2000 is as follows:

	Year Ended September 30,
	2001		2000
	Previously Reported	Restated	Previously Reported	Restated
Consolidated Statements of Operations:
Service revenue	$558,437	$555,667	$554,843	$540,309
Total revenue	940,319	937,549	933,461	918,927
Operating loss	(3,002)	(5,772)	(8,227)	(22,761)
Loss before income taxes	(10,861)	(13,631)	(5,067)	(19,601)
Benefit from income taxes	(2,647)	(3,493)	(1,087)	(4,996)
Net loss	(8,214)	(10,138)	(3,980)	(14,605)
Basic loss per share	$(0.03)	$(0.04)	$(0.01)	$(0.05)
Diluted loss per share	$(0.03)	$(0.04)	$(0.01)	$(0.05)

	As of September 30,
	2001
	Previously Reported	Restated
Consolidated Balance Sheet:
Other current assets	$60,496	$47,178
Prepaid income taxes	5,035	13,467
Deferred revenue	207,044	214,486
Accumulated deficit	(1,045,096)	(1,060,154)

We delayed filing of this annual report on Form 10-K because of the need to determine the allocation of deferred maintenance revenue in 2002 and prior periods. We required additional time to quantify and assess the effect and to determine the appropriate resolution in the Company’s financial statements. Due to this delay, we received a Nasdaq Staff Determination letter on January 15, 2003 advising that we were not in compliance with the filing requirements for continued listing set forth in Nasdaq Marketplace Rule 4310 (c)(14). Accordingly, the Nasdaq Staff Determination letter stated that our common stock was subject to delisting from the Nasdaq Stock Market. In accordance with Nasdaq procedure, we requested a Nasdaq Listing Qualifications Panel hearing to review the Staff Determination. The hearing request stayed the delisting of our securities pending the Panel’s decision. A hearing date has been set for February 14, 2003 and delisting can be prevented by the Panel. Although, by this filing we are now current with our SEC filings, there can be no assurance that the Panel will grant PTC’s request for continued listing.

Business Overview

Historically, our core business focus has been to provide design solutions to customers through our flagship  Pro/ENGINEER design software, and we continue to provide our customers with industry leading product development, manufacturing and engineering design solutions based on this software. License and services revenue associated with our design solutions continues to comprise a majority of our revenue.

While the discrete market for computer-aided design solutions has declined, we believe that there is opportunity for growth in an adjacent collaboration and control solutions market. As these two markets converge into the broader PLM opportunity, we see an opportunity to address several key challenges that manufacturing companies face in their product development processes: more frequent change, heterogeneity of systems, and increased communication inside and outside the manufacturing enterprise to support growing outsourcing and increasingly transparent supply chains. Accordingly, we have channeled significant resources into our Windchill-based collaboration and control solutions technology.

In 1998 we introduced our web-based Windchill information management and collaboration software that works across the complete product lifecycle, from product planning and design through manufacturing, distribution and retirement. During 2001 and 2002, we introduced a series of point solutions that utilize the web-based Windchill architecture, each designed to address business-critical manufacturing functions. These solutions include Windchill ProjectLink, Windchill PDMLink, Windchill PartsLink and Windchill DynamicDesignLink.

In addition, we continue to improve the usability of our design solutions and to more tightly integrate them with our collaboration and control solutions. We have introduced a pre-production evaluation release of Pro/ENGINEER Wildfire, the next release of our Pro/ENGINEER design solution. Pro/ENGINEER Wildfire, which we expect to begin commercial shipments of during the first calendar quarter of 2003, is designed to offer design engineers enhanced ease of use and integration with our Windchill suite of solutions.

These design solution and collaboration and control solution products are part of our overall strategy to provide a complete portfolio of PLM solutions that address specific business challenges that occur at various points in the product lifecycle. Going forward, we plan to evaluate periodically the requirements of our customers and general market need for additional solutions.

All of our software solutions continue to be distributed primarily through our direct sales force. In tandem with our direct sales force, we utilize both an inside sales group, focused predominately on telesales and existing accounts, and an indirect distribution channel. Our indirect distribution channel has been broadened over the last two years through formal and informal alliances with third-party systems integrators, resellers and other strategic partners. The systems integrator partners work with our direct sales force to locate and target potential PLM opportunities. We have also increased the number of resellers for our design solutions to provide greater geographic and smaller account coverage. While we do not expect these reseller relationships to have any significant immediate impact, we plan to continue to work on strengthening these relationships to achieve greater market penetration over time.

Results of Operations

The following is an overview of our results of operations for the last three years:

•	Total revenue was $742.0 million for 2002, $937.5 million for 2001 and $918.9 million for 2000.

•	Windchill-based solutions revenue was $177.1 million in 2002, $217.3 million in 2001 and $176.6 million in 2000.

•	Design solutions revenue was $564.9 million in 2002, $720.2 million in 2001 and $742.3 million in 2000.

•	In 2002, we recognized a pre-tax gain of $8.7 million on the sale of a business and we recorded an increase to our valuation allowance of $48.0 million against previously recorded deferred tax assets.

•	Restructuring charges and write-downs of investments were $32.2 million in 2002, $52.9 million in 2001 and $21.5 million in 2000.

•	Amortization of goodwill and other intangible assets was $35.8 million in 2002, $37.9 million in 2001 and $38.4 million in 2000.

•	Net loss was $93.6 million in 2002, $10.1 million in 2001 and $14.6 million in 2000.

The following table shows certain consolidated financial data as a percentage of our total revenue for the last three years:

	September 30,
	2002	2001	2000
Revenue:
License	33%	41%	41%
Service	67	59	59

Total revenue	100	100	100

Costs and expenses:
Cost of license revenue	2	2	2
Cost of service revenue	27	26	25
Sales and marketing	45	41	45
Research and development	19	16	16
General and administrative	9	7	8
Amortization of goodwill and other intangible assets	5	4	4
Restructuring charges	4	4	2

Total costs and expenses	111	100	102

Operating loss	(11)	—	(2)
Interest income	1	1	1
Other expense, net	(1)	(1)	(1)
Gain on sale of a business	1	—	—
Write-down of investments	—	(1)	—

Loss before income taxes	(10)	(1)	(2)
Provision for (benefit from) income taxes	3	—	—

Net loss	(13)%	(1)%	(2)%

Revenue

Total Revenue

Our revenue consists of software license revenue and service revenue. Service revenue includes maintenance (new releases and technical support), consulting and education revenues. We derived 58%, 56% and 59% of our total revenue from sales to customers outside of North America in 2002, 2001 and 2000, respectively. Overall, our total revenue decreased 21% in 2002 compared to 2001, after an increase of 2% in 2001 compared to 2000. Total revenue in 2002 reflects a decrease in both our total collaboration and control (Windchill-based) solutions revenue and our total design solutions revenue. Total revenue was adversely affected by continued weakness in technology spending in the global manufacturing economy and declines in our market share for our design solutions products.

License revenue accounted for 33% of total revenue in 2002 and 41% of total revenue in both 2001 and 2000. Total license revenue decreased 36% in 2002 compared to 2001, and increased 1% in 2001 compared to 2000. Service revenue accounted for 67% of total revenue in 2002 and 59% of total revenue in both 2001 and 2000. Service revenue, which has a lower gross profit margin than license revenue, decreased 10% in 2002 compared to 2001 and increased 3% in 2001 compared to 2000. Service revenue has been, and may continue to be, adversely affected by lower license sales in current and prior periods.

Collaboration and Control (Windchill-based) Solutions Revenue

Total revenue from our Windchill-based collaboration and control solutions software and related services was 24%, 23% and 19% of our total revenue in 2002, 2001 and 2000, respectively. This revenue declined 19% in

2002 compared to 2001, after growing 23% in 2001 compared to 2000. We attribute this decrease to what we perceive as a temporary, economy-related market decline, as we have maintained our market share during 2002. To meet what we believe is an opportunity for growth in the broader PLM solutions market, we have invested, over the past two years, significant resources in our Windchill technology. While we continue to derive our overall license and service revenue primarily from our design solutions, our collaboration and control solutions revenue continues to comprise an increasing percentage of total revenue.

License revenue for our collaboration and control software decreased 36% to $61.9 million in 2002 compared to $96.2 million in 2001 and increased 3% in 2001 compared to $93.1 million in 2000. Service revenue related to collaboration and control software decreased 5% in 2002 to $115.1 million, from $121.1 million in 2001, compared to an increase of 45% in 2001, from $83.4 million in 2000. Windchill-based license and service revenue was adversely affected by a decline in large customer commitments beginning in the second half of 2001 and continuing through 2002. We attribute the decrease in what had been a growing product line to: the reluctance of our customers to consummate large enterprise software purchases in the current unstable economic climate; planned growth in our partner program (described below), resulting in lower service revenues; and, to a lesser extent, customer uncertainty experienced during 2002 related to our rapid introduction of various products over the past year.

Since introducing our Windchill technology, we have focused on offering enterprise-wide solutions, which are characterized by longer and less predictable sales cycles and more complex service engagements. While comprising a small portion of our overall revenues, these enterprise offerings still account for much of our collaboration and control related revenue. To complement our enterprise offerings we have introduced Windchill-based point solutions targeted at specific business-critical PLM processes (our Windchill Link solutions). These Windchill Link solutions can be implemented both easily and quickly, which may limit service revenue opportunities, but should help generate additional license revenue once they begin to gain acceptance in the marketplace. We believe these solutions address a growing customer demand for improved and faster return on investment, and plan to evaluate periodically the requirements of our customers and general market need for additional solutions.

We also have entered into business relationships with leading systems integrators and other strategic partners to expand the footprint of our distribution and services efforts. While these initiatives have contributed to recent declines in service revenues and may limit some opportunities for additional service revenue growth within enterprise-level implementations, we believe that entering into these relationships will best serve to expand the coverage of our collaboration and control software solutions, generate additional license and maintenance revenue and provide necessary expertise for implementation and support of our products.

Design Solutions Revenue

Total revenue from our design solutions and related services was 76%, 77% and 81% of our total revenue in 2002, 2001 and 2000, respectively. We have been experiencing declines in our design solutions revenue and our market share. Total revenue from our design solutions decreased 22% to $564.9 million in 2002 compared to $720.3 million in 2001 and decreased 3% in 2001 compared to $742.3 million in 2000. Total license revenue for our design solutions decreased 37% to $181.0 million in 2002 compared to $285.7 million in 2001 after remaining flat in 2001 compared to $285.5 million in 2000. Service revenue for our design solutions decreased 12% to $383.9 million in 2002 compared to $434.5 million in 2001 and decreased 5% in 2001 compared to $456.9 million in 2000. Our design solutions software unit sales decreased by 29% in 2002 compared to 2001 and decreased 1% in 2001 compared to 2000. The average selling price of our design solutions software decreased by 11% in 2002 compared to 2001 after a slight increase of 1% in 2001 compared to 2000. Reasons for declines in our design solutions revenue include: the weakness in technology spending in the global manufacturing economy, which has led to a decline in large dollar license transactions with existing customers; increased competition and price pressure from products offering more limited functionality at lower cost; the difficulty associated with displacing incumbent product design systems in the discrete market for computer-aided design solutions; the redeployment of our direct sales and marketing resources to our collaboration and control solutions; and the transition period associated with our continuing investment and increased use of our indirect distribution channel.

To address the decline in our design solutions revenue and loss of market share, we are in the process of introducing design solutions packages that have price points, functionality and ease-of-use features that appeal to the entire spectrum of design solution users. Pro/ENGINEER Wildfire, currently in pre-production, supports web interfaces and Windchill-based interfaces that will provide customers with the opportunity to more readily integrate traditional design solutions with collaboration and control solutions. The product’s new user interface makes it more competitive with lower-end modeling tools on the market known for ease-of-use, while maintaining the powerful functionality of Pro/ENGINEER. The new Web interface is unique to Pro/ENGINEER and creates a differentiated design solution for manufacturing companies looking for a complete product development system. Production version shipments are expected to begin in the first calendar quarter of 2003.

To provide the resources necessary for the effective distribution of our design solutions we have been building and diversifying our reseller channel to become less dependent on a small number of distributors. We believe that utilizing diverse and geographically dispersed distributors that focus on smaller businesses provides an efficient and cost effective means to reach these customers while allowing our direct sales force to focus on higher impact sales opportunities. In 2002, 2001 and 2000, we licensed approximately 75%, 87% and 92%, respectively, of our design solutions products directly to end-user customers; the balance was licensed through third-party distributors. We expect the percentage of our design solutions that we license through third-party distributors and agents will continue to increase and that this revenue will become more diversified across our many distributors.

Outlook

Looking forward, our overall performance will depend on: improved economic conditions and the strengthening of technology spending in the global manufacturing sector; our ability to elevate PLM expenditures over other technology spending as a budgetary priority among our customers; our ability to successfully execute our product strategy to provide an integrated, easy to use and rapidly deployable suite of PLM software solutions that enable creation, collaboration and control across the extended design chain with a proven return on investment; and our ability to differentiate our products and services from those of our competitors. We have, over the course of 2001 and 2002, released a suite of Windchill Link point solutions targeted for the market that we see developing for overall PLM solutions and have introduced the pre-production version of Pro/ENGINEER Wildfire, the next release of our Pro/ENGINEER design solution. Pro/ENGINEER Wildfire is designed to offer design engineers enhanced ease of use and the ability to integrate design tools with our Windchill Link solutions. This suite of PLM solutions provides the foundation for our future growth as they expand upon traditional high-end design solutions, for which the market has declined. We must accordingly focus on refining and marketing these solutions so that our customers are able to clearly recognize and understand their advantages.

As a key component to informing our customers about PLM, we recently announced: “The way to Product First: A Roadmap for Creating and Capturing Value.” The way to Product First is a detailed product development strategy roadmap for manufacturing companies trying to improve their use of the product development process to create sustainable value. It provides a framework for companies looking to improve their business with a centralized focus on creating better products through specific product development strategies, initiatives and competencies. We believe the roadmap clearly demonstrates the link between the product development process and achieving corporate goals and objectives. As such, the roadmap will be an important tool for demonstrating the value of our PLM solutions.

Our success also will depend on other factors, including: our ability to optimize our sales coverage and productivity through, among other means, effective utilization and management of our third-party systems integrator partners, resellers, and other strategic partners as well as our own sales teams; our ability to further improve customer satisfaction and to build customer references; and our success at penetrating strategic emerging markets. We believe we have made progress on these initiatives; however, spending in our sector of the economy is weak and in our view is likely to continue at disappointing levels for the next several quarters. We believe that the weakness in the economy continues to impact our revenue by causing our customers to reduce or defer their expenditures for software and services.

Additional factors affecting our revenues and operating results are identified under “Important Factors that May Affect Future Results” below.

Costs and Expenses

All cost and expense categories in 2002, 2001 and 2000 were impacted by restructuring charges taken in those periods. Our operating expenses are based on anticipated future revenue and are largely fixed for the short term. Due to lower than expected revenues, we initiated cost cutting measures and reduced our headcount to 3,803 and 4,533 at the end of 2002 and 2001, respectively, down from 4,725 at September 30, 2000. As a result of these headcount reductions and excess facility costs, we recorded restructuring charges of $31.2 million in 2002, $42.6 million in 2001 and $21.5 million in 2000 (see “Restructuring Charges” below and Note C of “Notes to Consolidated Financial Statements”).

As a result of restructuring initiatives, costs and expenses (excluding amortization of goodwill and other intangible assets and restructuring charges) decreased 13% in 2002 to $753.5 million compared to $862.8 million in 2001 and decreased 2% in 2001 compared to $881.7 million in 2000.

Cost of License Revenue

Our cost of license revenue consists of costs associated with reproducing and distributing software and documentation and the payment of royalties. Cost of license revenue was $16.7 million, $15.7 million and $16.7 million, for 2002, 2001 and 2000, respectively. Cost of license revenue as a percentage of license revenue was 7% for 2002 and 4% for both 2001 and 2000.

Cost of Service Revenue

Our cost of service revenue includes costs associated with training, customer support and consulting personnel, such as salaries and related costs, and the release of maintenance updates. Cost of service revenue as a percentage of service revenue was 40% in 2002, 45% in 2001 and 43% in 2000. Service revenue margins improved primarily as a result of a higher mix of maintenance revenue in 2002 as well as a decrease in service-related employee headcount of 20% from September 30, 2001 to September 30, 2002. In 2001, we initiated and implemented a strategy to develop systems integrator alliances and programs that has allowed us to reduce the staffing necessary to support our product offerings. The startup costs of implementing these initiatives were incurred in 2001 and the ongoing cost of maintaining this program has been lower in 2002 compared to 2001.

Sales and Marketing

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. Sales and marketing expenses as a percentage of total revenue were 45%, 41% and 45% for 2002, 2001 and 2000, respectively. Total sales and marketing employee headcount decreased 17% at the end of 2002 and 3% at the end of 2001 compared to the prior year. At the end of 2002, 2001 and 2000, sales and marketing headcount was 1,358 employees, 1,646 employees and 1,702 employees, respectively. Compared to the prior year, total sales and marketing expenses decreased 13% in 2002 and 9% in 2001. These decreases are primarily due to reduced headcount, the centralization of our pre-sales delivery group through the establishment of “Innovation-Centers,” and lower commissions resulting from lower license revenue. These cost reductions were partially offset by an increase in marketing programs in 2002.

Research and Development

Our research and development expenses consist principally of salaries and benefits, expenses associated with product translations, costs of computer equipment used in software development and facility expenses. Compared to the prior year, research and development expenses decreased 9% in 2002 and increased 4% in 2001. The decrease in research and development expenses in 2002 is primarily due to an 11% decrease in headcount at the end of 2002 compared to 2001. The increase in 2001 is primarily attributable to investments in Windchill-based solutions research and development.

General and Administrative

Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources and administrative functions. Compared to the prior year, these costs decreased 2% in 2002 and 3% in 2001. The decrease in 2002 reflects a 13% decrease in headcount partially offset by an increase in the allowance for doubtful accounts expense and investments in information technology systems and financial infrastructure. The decrease in 2001 is due primarily to a lower allowance for doubtful accounts expense partially offset by an increase in headcount and investments in information technology systems and business process improvements. The allowance for doubtful accounts expense in 2002, 2001 and 2000 was $4.3 million, $2.9 million and $7.6 million, respectively.

Amortization of Goodwill and Other Intangible Assets

These costs represent the amortization of intangible assets acquired, including developed technology, goodwill, customer lists, assembled work force and trade names. Amortization of goodwill and other intangible assets as a percentage of total revenue was 5% in 2002 and 4% in both 2001 and 2000. Amortization of goodwill and other intangible assets is principally from our 1999 acquisitions of Division Group plc and auxilium inc. As a result of adopting SFAS No. 142 beginning in the first quarter of 2003, quarterly amortization of goodwill and intangible assets related to goodwill will be reduced by approximately $7 million.

Restructuring Charges

In 2002, 2001 and 2000, we recorded restructuring charges of $31.2 million, $42.6 million and $21.5 million primarily associated with reductions in workforce to reduce our cost structure and improve profitability. In 2002, 2001 and 2000, we made cash payments of $42.5 million, $24.4 million and $30.3 million for restructuring charges, respectively. Amounts not yet paid at September 30, 2002 related to restructuring charges were $38.0 million, primarily related to excess facility obligations and severance termination benefits, of which we expect to pay approximately $15 million within the next twelve months.

The restructuring charges in 2002 include $17.3 million for severance and termination benefits of approximately 310 employees who were notified or identified for termination during the year and $13.9 million for excess facilities. The excess facilities charges are primarily comprised of an increase to reserves on existing excess facilities, needed as a result of current real estate market conditions and related actions taken by several sublease tenants during our fourth quarter of 2002.

The restructuring charges in 2001 include $25.7 million for severance and termination benefits of approximately 720 employees who were notified or identified for termination during the year, $9.9 million for facility consolidations, and $7.0 million primarily for a write-down of assets related to a focus shift in certain products. The non-cash portion of this restructuring charge was $4.0 million.

The restructuring charges in 2000 include $11.9 million for severance and termination benefits of approximately 280 employees who were notified or identified for termination during the year and $9.6 million for facility consolidations.

Write-down of Investments

We periodically review equity investments for impairment based on market conditions, the industry sectors in which the investment entity operates, the viability and prospects of each entity, as well as the continued strategic importance of the investment to us. A write-down of the related investment is recorded when an impairment is considered other than temporary. In 2002 and 2001, we recorded write-downs on several equity investments of $1.0 million and $10.4 million, respectively, to reflect other than temporary declines in valuation. At September 30, 2002 and 2001, equity investments included in other long-term assets were $1.0 million and $2.0 million, respectively.

Gain on Sale of a Business

In the fourth quarter of 2002, we completed the sale of our ICEM surfacing business for $10.2 million in cash resulting in a pre-tax gain of $8.7 million.

Interest Income

Interest income relates to earnings on the investment of our excess cash balances in various financial instruments. The 59% and 24% decrease in interest income in 2002 and 2001, respectively, resulted primarily from lower annual yields and lower average cash balances.

Other Income (Expense), net

A large portion of our revenue and expenses is transacted in foreign currencies. To reduce our exposure to fluctuations in foreign exchange rates we routinely engage in hedging transactions involving the use of foreign currency forward contracts and, from time-to-time, foreign currency option contracts primarily in the Euro and in Asian currencies. Our other income (expense), net includes the costs of the hedging contracts, the gain or loss from the translation of results for subsidiaries for which the U.S. dollar is the functional currency and other charges, primarily related to financing costs. See ITEM 7A below and Note A of “Notes to Consolidated Financial Statements.”

Income Taxes

Our effective tax rate was 26% on a pre-tax loss of $74.3 million in 2002 compared to an effective tax rate benefit of (26)% in 2001 and (26)% in 2000. The difference between the statutory federal income tax rate benefit of (35)% and the effective tax rate provision of 26% recorded in 2002 is due primarily to the increase in the valuation allowance for deferred tax assets (discussed below) and non-deductible acquisition-related amortization costs, offset by a benefit due to the sale of the ICEM business. As a result of operating losses incurred in recent years and uncertainty as to the extent and timing of profitability in future periods, we increased our valuation allowance for our remaining net deferred tax assets by approximately $48.0 million through the provision for income taxes in 2002 due to the uncertainty regarding their realizability (see Critical Accounting Policies and Note E of “Notes to Consolidated Financial Statements”). The reduced effective tax rate benefit in 2001 compared to the statutory federal income tax rate benefit of (35)% resulted primarily from the non-deductibility of certain acquisition-related amortization costs, net operating losses of foreign entities that could not be benefited and a valuation allowance that was established for foreign tax credit carryforwards, partially offset by a decrease of deferred tax liabilities related to unrepatriated foreign earnings. The reduced effective tax rate benefit in 2000 resulted primarily from the non-deductability of certain acquisition-related amortization costs and net operating losses of foreign entities which could not be benefited.

Critical Accounting Policies

The preparation of our financial statements in conformity with generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Management has made its best estimates and judgments, giving due consideration to materiality, and these estimates, judgments and assumptions are continually evaluated based on available information and experience. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates. Note A to the Consolidated Financial Statements included herein describes our significant accounting policies.

Certain of our accounting policies require higher degrees of judgment than others in their application. These include:

Revenue Recognition

We derive revenues from two primary sources: (1) software license revenues and (2) services revenues, which include maintenance, consulting, and education revenues. While the basis for software revenue recognition is substantially governed by the provisions of Statement of Position No. 97-2, “Software Revenue Recognition,” (“SOP 97-2”) and Statement of Position No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” (“SOP 98-9”), both issued by the American Institute of Certified Public Accountants, and SEC Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements,” we exercise judgment and use estimates in connection with the determination of the amount of software license and services revenues to be recognized in each accounting period.

For software license arrangements that do not require significant modification or customization of the underlying software, we recognize revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred (FOB shipping point or electronic distribution); (3) the fee is deemed fixed or determinable; and (4) collection is probable. Substantially all of our license revenues are recognized in this manner.

Our software is distributed primarily through our direct sales force. However, our indirect distribution channel continues to expand through alliances with resellers. Revenue arrangements with resellers are recognized on a sell-through basis; that is, when we receive persuasive evidence that the reseller has sold the products to an end user customer. We do not offer contractual rights of return, stock balancing, or price protection.

We assess whether fees are fixed or determinable and free of contingencies or significant uncertainties at the time of sale and recognize revenue if all other revenue recognition criteria are met. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer.

Our license arrangements generally do not include acceptance provisions. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. We record revenue only after customer acceptance, if any, has occurred.

Our software arrangements may include consulting services sold separately under consulting engagement contracts that generally include implementation. These services may be provided completely or partially by independent third-parties experienced in providing such consulting and implementation in coordination with dedicated customer personnel. Revenues from these arrangements are generally accounted for separately from the license revenue because the arrangements qualify as “service transactions” as defined in SOP 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee.

If an arrangement does not qualify for separate accounting of the license and service transactions, then license revenue is recognized together with the consulting services based on contract accounting using either the percentage-of-completion or completed-contract method as described below. Contract accounting is also applied to any software arrangements: (1) that include milestones or customer specific acceptance criteria which may affect collection of the license fees; (2) where services include significant modification or customization of the software or (3) where the license payment is tied to the performance of consulting services.

We estimate the percentage of completion on contracts with fixed or “not to exceed” fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized upon completion of the contract. When total cost estimates exceed revenues, we accrue for the estimated losses immediately.

We account for software license revenues included in multiple element arrangements using the residual method prescribed in SOP 98-9. Under the residual method, the fair value of the undelivered elements (i.e., maintenance, consulting, and education services) based on vendor specific objective evidence (VSOE) is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements (i.e., software license). If evidence of the fair value of one or more of the undelivered services does not exist, revenues are deferred and recognized when delivery of those services occurs or fair value can be established. We determine VSOE of fair value for services revenues based upon our current pricing for those services when sold separately and VSOE of fair value for maintenance services may additionally be measured by substantive renewal rates. Our current pricing practices are influenced primarily by product type, purchase volume, maintenance term, and customer location. We review services revenues sold separately and maintenance renewal rates on a periodic basis and update, when appropriate, our VSOE of fair value for such services revenues to ensure that it reflects our current pricing. Significant incremental discounts offered in multiple element arrangements that would be characterized as separate elements are infrequent and are allocated to software license revenues under the residual method.

Maintenance services generally include rights to unspecified upgrades (when and if available), telephone support, updates, and bug fixes. Maintenance revenue is recognized ratably over the term of the maintenance contract on a straight-line basis when all the revenue recognition requirements are met. It is uncommon for us to offer a specified upgrade to an existing product; however, in such instances, revenue is deferred until the future obligation is delivered.

Consulting revenues are generally recognized as the services are performed on a time and materials basis. Consulting revenues for fixed-priced contracts are recognized using percentage of completion accounting described above. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. Reimbursements of out-of-pocket expenditures incurred in connection with providing consulting services are included in services revenue with the offsetting expense recorded in cost of services revenue.

Education services include hands-on, web-based and classroom training, and self-evaluation. Education revenues are recognized as the related training services are provided.

Valuation of Long-lived Assets

We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period or a reduction of our market capitalization relative to net book value. If an impairment review is triggered, we measure any impairment based on projected cash flows. Our net goodwill and other intangible assets totaled $54.3 million and $92.8 million as of September 30, 2002 and 2001, respectively.

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” effective October 1, 2002 and, as a result, we will no longer amortize goodwill. As a result of adopting SFAS No. 142, quarterly amortization of goodwill and intangible assets related to goodwill will be reduced by approximately $7 million in 2003 compared to 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2003 and an annual impairment review thereafter. We currently do not expect to record an impairment charge upon completion of the initial impairment review; however, if a charge was deemed necessary it would directly affect net income for the period in which the charge was taken. There can be no assurance that at the time the review is completed an impairment charge will not be recorded in light of the factors described in the preceding paragraph.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that it is more likely than not that all or a portion of deferred tax assets will not be realized, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Net deferred tax liabilities at September 30, 2002 were $0.6 million, comprised of deferred tax assets of $117.4 million, a valuation allowance of $96.3 million and deferred tax liabilities of $21.7 million. Our deferred tax assets consist primarily of net operating loss carryforwards. In 2002, we increased our deferred tax valuation allowance and recorded a corresponding $48.0 million charge to income tax expense. The decision to record the valuation allowance required significant judgment. Had we not recorded this valuation allowance, we would have reported materially different results. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the valuation allowance would increase net income in the period such determination was made.

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

Our accounts receivable balance was $157.5 million, net of an allowance for doubtful accounts of $6.2 million as of September 30, 2002. If the financial condition of our customers were to deteriorate, additional allowances may be required resulting in future operating expenses that are not included in the allowance for doubtful accounts. Concentration of credit risk with respect to trade receivables is not significant except for a receivable from our largest distributor, Rand A Technology Corporation, which accounted for 9% of total receivables as of September 30, 2002. In the first quarter of 2003, we amended our distribution agreements with Rand covering certain territories, and Rand’s distribution rights under these agreements will now expire on December 31, 2003 rather than October 1, 2005. We do not expect the revisions to the distribution agreements to have a material impact on our operating results.

Restructuring Charges

We periodically record restructuring charges resulting from restructuring operations, including consolidations and/or relocations of operations, changes in our strategic plan, or managerial responses to declines in demand, increasing costs, or other environmental factors. The determination of restructuring charges requires management’s judgment and may include costs related to employee benefits, such as costs of severance and termination benefits, and costs for future lease commitments on excess facilities, net of estimated future sublease income. In determining the amount of the facilities charge, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates will be reviewed and potentially revised on a quarterly basis based on known real estate market conditions and the credit worthiness of subtenants, resulting in revisions to established facility reserves. In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. In SFAS No. 146, an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

Accounting Changes

Accounting policies, guidelines and interpretations related to our Critical Accounting Policies are generally subject to numerous sources of authoritative guidance and are often reexamined by accounting standards rule makers and regulators. These rule makers and/or regulators may promulgate interpretations, guidance or regulations that may result in changes to our accounting policies which could result in a material impact on our financial position and results of operations.

Liquidity and Capital Resources

	September 30,
	2002	2001	2000
	(in thousands)
Cash and investments	$210,414	$249,098	$375,141
Cash provided (used) by operating activities	(22,614)	51,079	51,851
Cash provided (used) by investing activities	(21,398)	(46,737)	40,522
Cash provided (used) by financing activities	3,629	(107,476)	(10,399)

Cash disbursements for restructuring charges	(42,533)	(24,361)	(30,308)

Our operating activities, the proceeds from our issuance of stock under stock plans and existing cash and investments provided sufficient resources to fund our employee base, capital asset needs, stock repurchases, acquisitions and financing needs, in all years presented.

As of September 30, 2002, cash and investments totaled $210.4 million, down from $249.1 million at September 30, 2001. Our investment portfolio is diversified among security types, industries and individual issuers. Our investments are generally liquid and investment grade. The portfolio is primarily invested in short-term securities to minimize interest rate risk and to ensure cash is available to meet requirements as needed. The decrease in cash and investments during 2002 consisted primarily of $22.6 million used for operations and $21.4 million used for investing activities, partially offset by $3.6 million provided by financing activities.

Cash used for operations was $22.6 million in 2002 compared to $51.1 million of cash provided by operations in 2001. The additional cash required for operations in 2002 was due primarily to higher net operating losses of $78.5 million in 2002 compared to $5.8 million in 2001 and cash disbursements to fund cost cutting measures, consisting primarily of headcount reductions, of $42.5 million in 2002 compared to $24.4 million in 2001, partially offset by favorable changes in operating assets and liabilities.

Cash used to fund investing activities was $21.4 million in 2002 compared to $46.7 million in 2001. The decrease in cash used to fund investing activities in 2002 compared to 2001 is due primarily to lower capital expenditures in 2002 and $10.2 million of proceeds from the sale of a business in 2002, partially offset by lower net proceeds from sales and maturities of investments. In 2002, 2001 and 2000 we acquired $31.7 million, $64.4 million and  $39.8 million, respectively, of capital equipment and other intangible assets. Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements. The capital expenditures for 2001 include approximately $28.2 million for tenant improvements, furniture and fixtures related to our facility consolidation in Massachusetts. We spent $7.9 million in 2000 to acquire businesses. In December 1999, we sold land and certain improvements under construction for $30.8 million and entered into an operating lease covering approximately 381,000 square feet of office space in Needham, Massachusetts to consolidate our Massachusetts facilities.

Cash provided by financing activities was $3.6 million in 2002 compared to cash used for financing activities of $107.5 million in 2001. The increase is due to lower stock repurchases in 2002 partially offset by lower proceeds from the issuance of common stock under employee stock plans. In 2002, 2001 and 2000, we used cash to repurchase $5.0 million, $131.7 million and $90.0 million, respectively, of our common stock. These expenditures were partially offset by proceeds of $8.6 million, $24.2 million and $79.6 million in 2002, 2001 and 2000, respectively, from the issuance of our common stock under our stock plans. Since 1998 through September 2002, we repurchased, at a cost of $366.7 million, a total of 31.1 million shares of the 40.0 million shares authorized by the Board of Directors to be repurchased under our repurchase program. In 2002, 13.5 million shares of treasury stock were retired and restored to the status of authorized but unissued shares. All shares of our common stock repurchased in the future, if any, shall automatically be restored to the status of authorized and unissued shares.

We lease office facilities and certain equipment under operating leases that expire at various dates through 2014, including an operating lease agreement related to our headquarters office in Needham, Massachusetts entered into in 2000, which expires in December 2012, subject to certain renewal rights. These leases qualify for operating lease accounting treatment and, as such, were not included on our balance sheet. At September 30, 2002, our future minimum lease payments, net of sublease income, for the next five years under noncancellable operating leases with remaining terms of one or more years are $40.9 million, $32.2 million, $27.3 million, $21.5 million and $18.5 million for the years 2003 through 2007, respectively, and $80.0 million thereafter. For further information on our operating lease commitments, refer to Note G of “Notes to Consolidated Financial Statements.”

We believe that existing cash and short-term investments together with cash generated from operations and the issuance of common stock under our stock plans will be sufficient to meet our working capital, financing and capital expenditure requirements through at least 2003. In the first quarter of 2003, we received a U.S. federal income tax refund of $48.2 million and we made a $10.6 million cash contribution to our U.S. defined benefit pension plan. During 2003, we expect to incur cash disbursements estimated at $12 million for restructuring charges incurred in prior periods. Capital expenditures for 2003 are currently anticipated to approximate capital expenditures incurred during fiscal 2002, but could be reduced if our growth is less than anticipated. Our cash position could be adversely affected should operating losses continue and we continue to invest in our collaboration and control business without realizing business growth.

New Accounting Pronouncements

In accordance with recently issued accounting pronouncements, we will be required to comply with certain changes in accounting rules and regulations. See Note A of “Notes to Consolidated Financial Statements.”

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

I.    Operational Considerations

Our operating results fluctuate within each quarter and from quarter to quarter making our future revenues and operating results difficult to predict

While our sales cycle varies substantially from customer to customer, we usually realize a high percentage of our revenue in the third month of each fiscal quarter, and this revenue tends to be concentrated in the later part of that month. Our orders early in a quarter will not generally occur at a rate which, if sustained throughout the quarter, would be sufficient to assure that we will meet our revenue targets for any particular quarter. Moreover, our transition from a one-product to a multi-product company, our increased utilization of indirect distribution channels through alliances with third-party systems integrators, resellers and other strategic partners and our shift in business emphasis to a more solutions-oriented sales process have resulted in more unpredictable and often longer sales cycles for products and services. Accordingly, our quarterly results may be difficult to predict prior to the end of the quarter. Any inability to obtain large orders or orders in large volumes or to make shipments or perform services in the period immediately preceding the end of any particular quarter may cause the results for that quarter to fall short of our revenue targets. In addition, our operating expenses are based on expected future revenue and are relatively fixed for the short term. As a result, a revenue shortfall in any quarter could cause our earnings for that quarter to fall below expectations as well. Any failure to meet our quarterly revenue or earnings targets could adversely impact the market price of our stock.

Other factors that may cause quarter-to-quarter revenue and earnings fluctuations or that may affect our ability to make quarter end shipments include the following:

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

•
our increased utilization of third parties, such as systems integrators, resellers, strategic partners and application service providers, as distribution mechanisms for our software products and related services, which may lessen the control we have over any particular sales cycle; and

•
the outsourcing of our software distribution operations to third party vendors may lesson our ability to undertake corrective measures or alternative operations in the event shipping systems or processes are interrupted or are hampered due to conditions beyond our or our vendor’s control at the end of any particular quarter.

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

Political/social events in recent years, including the September 11, 2001 tragedy, have put further pressure on economic conditions both domestically and internationally. The potential turmoil that may result from such events contributes to the uncertainty of the economic climate, further reducing predictability and our ability to develop and implement long-term strategic plans. In light of the foregoing, the impact of these or future similar events may have a materially adverse impact on our business, operating results, and financial position.

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

•	our ability to deliver an integrated and comprehensive suite of solutions and to capitalize on existing synergies through a common product strategy;

•	our ability to appropriately allocate and implement cost cutting measures that increase profitability while maintaining adequate resources for effective and coordinated organizational performance;

•	the success of our sales coverage reorganization and optimization initiatives, including:

—	the effectiveness of our organizational sales model,

—	the ability of our sales representatives to learn and sell our products,

—	our ability to attract and efficiently utilize a diverse group of geographically dispersed distributors, and

—	our ability to broaden and effectively utilize indirect distribution channels through alliances with systems integrators, resellers, strategic partners and application service providers;

•	our ability to anticipate and meet evolving customer requirements in the PLM arena and successfully deliver products and services at an enterprise level;

•	our ability to develop rapidly implementable point solutions that adequately address specific business challenges;

•	our ability to identify and penetrate additional industry sectors that represent growth opportunities; and

•	our ability to execute on customer satisfaction initiatives and programs in order to retain our customer base and to develop customer references upon which we can expand that base.

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

We must continually modify and enhance our products to keep pace with changing technology, and we may experience delays in developing and debugging our software

We must continually modify and enhance our products to keep pace with changes in computer software, hardware and database technology, as well as emerging Internet standards. Our ability to remain competitive will depend on our ability to:

•	enhance our current offerings and develop new products and services that keep pace with technological developments through:

—	internal research and development,

—	acquisition of technology, and

—	strategic partnerships;

•	meet evolving customer requirements, especially ease-of-use;

•	provide adequate funding for development efforts; and

•	license appropriate technology from third parties for inclusion in our products.

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

We may be unable to price our products competitively or distribute them effectively

Our success is tied to our ability to price our products and services competitively and to deliver them efficiently, including our ability to:

•	provide a range of products with functionality that our customers want at prices they can afford;

•	build appropriate direct distribution channels;

•	utilize the Internet for distribution; and

•	build appropriate indirect distribution channels.

We may be adversely affected by a decline in demand for PLM solutions

We currently derive our license and service revenues from a group of related PLM software products and services and we expect this to continue into the future. As a result, factors affecting the demand for PLM software solutions or pricing pressures on this single category could have a material adverse effect on our financial condition and results of operations.

We depend on sales within the discrete manufacturing market

A large amount of our revenues are related to sales to customers in the discrete manufacturing sector. A decline in spending in this sector could have a material adverse effect on our financial condition and results of operations.

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

II.    Design Solutions Related Considerations

Increasing competition in the computer aided design marketplace may reduce our revenues

There are an increasing number of competitive design products. Some competitive products have reached a level of functionality whereby product differentiation is less likely, in and of itself, to dislodge incumbent design systems, given the training and other startup costs associated with system replacement. We are in the process of introducing the next major release of our design solutions, Pro/ENGINEER Wildfire, which focuses on PLM interoperability and ease-of-use. Although Pro/ENGINEER Wildfire and other initiatives are designed to address these competitive pressures, increased competition and further market acceptance of competitive products could have a negative effect on pricing and revenue for our products, which could have a material adverse affect on our results.

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

III.    Collaboration and Control Solutions and Overall PLM Related Considerations

We are attempting to capitalize on a web-based, business-to-business market opportunity known as Product Lifecycle Management (PLM). It may be that our assumptions about this market opportunity are wrong, which could adversely affect our results

We have identified PLM as a new market opportunity for us, and have devoted significant resources toward capitalizing on that opportunity. Our collaboration and control (Windchill-based) solutions, together with our design solutions, allow us to offer a suite of PLM solutions and related services targeted at this market. This suite includes software and services that utilize Internet technologies to permit our customers’ employees, suppliers, and customers to collaboratively develop, build, distribute and manage products throughout their entire lifecycle. Because the market for software products that allow companies to collaborate on product information on an enterprise-wide level is newly emerging and because companies have not traditionally linked customers and suppliers in this process directly, we cannot be certain as to the size of this market, whether it will grow, or whether companies will elect to utilize our products rather than attempt to develop applications internally, acquire them from other sources or to forego PLM initiatives altogether.

In addition, companies that have already invested substantial resources in other methods of sharing product information in the design-through-manufacture process may be reluctant to adopt a new approach that may replace, limit or compete with their existing systems or methods. We expect that we will continue to need to pursue intensive marketing and sales efforts to educate prospective customers about the uses and benefits of our products. Demand for and market acceptance of our products will be affected by the success of those efforts.

Our Windchill technology, which is central to our PLM strategy, is not yet well established in the marketplace

The success of our PLM strategy will depend in large part on the ability of our Windchill-based solutions to meet customer expectations, especially with respect to:

•	measuring and understanding the benefits of Windchill, including return on investment and value creation;

•	ease and rapidity of installation;

•	ease of use;

•	full capability, functionality and performance;

•	ability to support a large, diverse and geographically dispersed user base; and

•	quality and efficiency of the services we and our partners perform relating to implementation and configuration.

The software is still relatively new. If our customers cannot successfully deploy large-scale implementation projects or if they determine that we or our partners are unable to accommodate large-scale deployments, our operating results may be affected.

Our PLM point solutions strategy is developing

We are pursuing a strategy to provide a series of easily deployable PLM solutions that address specific business challenges that arise at points along the product lifecycle timeline. These PLM point solutions utilize our web-based Windchill architecture as well as components of our design solutions. Our strategy is designed to solve customers’ problems relating to costly, large scale implementation projects by providing pre-configured, fully integrated applications that can be implemented quickly. If we are unable to provide these solutions or are unable to meet customer expectations, our overall revenue may be adversely affected.

We utilize third parties, such as systems integrators, resellers and strategic partners for the distribution and implementation of Windchill-based software solutions, which makes it more difficult to manage the sales process

Our PLM enterprise level solutions may require large-scale organizational implementations that in today’s marketplace are often performed by third parties. We have entered into and are currently developing additional relationships with third parties and intend to continue to do so. Using third parties to both implement and promote our products can result in a reduction in our control over the sales process and the delivery of services to our customers. In addition, the successful utilization of third parties will depend on:

•	our ability to enter into agreements with appropriate third parties that can deliver our products in appropriate markets;

•	the third party’s ability to learn, promote and implement our products; and

•
the effective coordination and management of joint activities (including sales, marketing, development, implementation and support) in order to deliver products and services that meet customer requirements.

Our utilization of third party service providers and our PLM point solutions offerings may crowd out service revenue

Our utilization of these third party service providers, as well as our introduction of PLM point solutions, which provide customers more autonomy over solving their problems, may have an adverse affect on our service revenue. We believe that entering into these relationships and offering these solutions will best serve to expand the coverage of our PLM software solutions, generate additional license revenue and provide the necessary expertise for their implementation and support. If these assumptions prove to be inaccurate or projected additional license revenue and/or broader market coverage does not materialize, our revenues may be adversely affected.

PLM software solutions must meet our customer’s expectations for integration with existing systems to generate references for new accounts

Our PLM software must integrate with our customers’ and their partners’ existing computer systems and software programs. Ours is one of the first PLM solutions, and thus many customers will be facing these integration issues for the first time, particularly in the context of collaborating with customers, supply chain partners and other members of the extended enterprise. Our customers could become dissatisfied with our products or services if systems integration proves to be difficult, costly or time consuming, and thus our operating results may be adversely affected. Moreover, due to the emerging nature of the industry and technology, the sales process relies in large part on customer references. Accordingly, if our customers become dissatisfied, future business and revenues may be adversely affected.

Competition may increase, which may reduce our profits and limit or reduce our market share

The market for our PLM software solutions is new, highly fragmented, rapidly changing and increasingly competitive. We expect competition to intensify, which could result in price reductions for our products and services, reduced gross margins and loss of market share. Our primary competition comes from:

•	larger, more well-known enterprise software providers who may seek to extend the functionality of their products to encompass PLM or who may develop and/or purchase PLM technology; and

•	other vendors of engineering information management software.

In addition, our services organization may face increasing competition for follow-on consulting, implementation and education services from other third-party consultants and service providers.

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

IV.    Other Considerations

We are filing our Form 10-K late. If, as a result, our stock is delisted from the Nasdaq Stock Market our stockholders will have less liquidity and our stock price may decline

Due to the delay in filing this Annual Report on Form 10-K, we have received a Nasdaq Staff Determination letter stating that our common stock is subject to delisting from the Nasdaq Stock Market. We have requested a hearing to review the staff determination and delisting can be prevented by the hearing panel. Although we are now current on our SEC filings, there can be no assurance that the panel will grant PTC’s request for continued listing. If our common stock is delisted from the Nasdaq Stock Market, this would result in less liquidity for shareholders and potential sales by certain institutional investors, which make up a significant portion of our shareholders. These factors may have a negative impact on the market price of our stock.

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

ITEM 7A:     Quantitative and Qualitative Disclosures about Market Risk

We face exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposure has been related to local currency revenue and operating expenses in Europe and the Asia/Pacific region. Historically, we have hedged currency exposures associated with certain accounts receivable denominated in local currencies and certain anticipated foreign currency net cash flows. The goal of our hedging activity is to reduce the impact of currency fluctuations on certain local currency accounts receivable and foreign currency net cash flows. The success of this activity depends upon forecasts of transaction activity denominated in various currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. Outstanding forward foreign currency contracts at September 30, 2002 matured within three months, and did not have a material impact on our financial results.

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value at the balance sheet date due to the short maturities of these instruments.

We maintain investment portfolio holdings of various issuers, types and maturities. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair market value with unrealized gains or losses included in stockholders’ equity. Given the short maturities and investment grade quality of the portfolio holdings at September 30, 2002, a sharp rise in interest rates should not have a material adverse impact on the fair value of our investment portfolio.

The following table presents hypothetical changes in fair values in our financial instruments at September 30, 2002 that are sensitive to changes in interest rates. Our modeling technique measures the change in fair value arising from selected potential changes in interest rates. Movements in interest rates of plus or minus 50 basis points (BP) and 100 BP reflect immediate hypothetical shifts in the fair value of these investments. Fair value represents the market principal plus accrued interest and dividends of certain interest-rate-sensitive securities considered cash equivalents or investments for financial reporting purposes at September 30, 2002.

Type of Security	Valuation of Securities given an interest rate decrease		No change in interest rates	Valuation of Securities given an interest rate increase
(in millions)	(100 BP)	(50 BP)		50 BP	100 BP
Municipal debt securities	$1	$1	$1	$1	$1
Mutual funds	20	20	20	20	20
Commercial paper	6	6	6	6	6
Government agencies	35	34	34	34	34

Total	$62	$61	$61	$61	$61

The Federal Reserve has adjusted the Federal Funds Rate by a 75 BP move once and a 50 BP move thirteen times during the last 40 quarters, whereas they have never adjusted the Federal Funds Rate by a 100 BP move during the same period. The last 50 BP move occurred in November 2002.

ITEM 8:     Financial Statements and Supplementary Data

The consolidated financial statements and notes to the consolidated financial statements are attached as APPENDIX A below.

ITEM 9:     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

ITEM 10:     Directors and Executive Officers of the Registrant

Information with respect to our directors may be found in the sections captioned “Proposal: Elect Two Directors” and “Who Are Our Directors” appearing in our 2003 Proxy Statement. Such information is incorporated herein by reference.

Our executive officers are:

Name	Age	Position
C. Richard Harrison	47	Chief Executive Officer and President
Thomas L. Beaudoin	49	Senior Vice President, Finance and Acting Chief Financial Officer
Thomas V. Butta	46	Executive Vice President and Chief Marketing Officer
Barry F. Cohen	58	Executive Vice President, Strategic Services and Partners
Paul J. Cunningham	40	Executive Vice President, Worldwide Sales
James E. Heppelmann	38	Executive Vice President, Software Products and Chief Technology Officer

Mr. Harrison has been Chief Executive Officer and President since March 2000. Prior to that, Mr. Harrison served as President and Chief Operating Officer since August 1994.

Mr. Beaudoin has been acting Chief Financial Officer since November 2002 and has been Senior Vice President, Finance since October 2000. Prior to joining PTC, Mr. Beaudoin was Chief Financial Officer, Infinite Supply at i2 Technologies Inc. from June 2000 to September 2000. Mr. Beaudoin has served in the following positions at Compaq Computer Corporation: Vice President Finance, Enterprise from July 1999 to June 2000; Vice President, Services from January 1997 to July 1999; and Vice President, Asia Pacific from January 1995 to January 1997.

Mr. Butta has been Executive Vice President and Chief Marketing Officer since July 2002 and has been Chief Marketing Officer since joining PTC in December 2001. Prior to joining PTC, Mr. Butta was the manager of the marketing consulting firm B Co., LLC from March 2001 to November 2001 and was Chief Marketing Officer of CommerceQuest, Inc. from August 2000 to August 2001. From June 1999 to June 2000, Mr. Butta was Chief Marketing Officer of Red Hat, Inc. and before that, beginning in January 1995, he was Chief Executive Officer of the strategic marketing services firm, FGI Inc.

Mr. Cohen has been Executive Vice President, Strategic Services and Partners since August 2002. Prior to that, Mr. Cohen served as Executive Vice President, Marketing and Human Resources from December 2000 to July 2002 and Executive Vice President, Marketing from January 1998 to November 2000. Prior to joining PTC, Mr. Cohen was Senior Vice President, Human Development and Organizational Productivity at Computervision Corporation from November 1993 to January 1998.

Mr. Cunningham has served as Executive Vice President, Worldwide Sales since October 2002. Prior to that, he served as Executive Vice President, Americas Sales from July 2000 to September 2002, and from October 1998 to June 2000 he was Executive Vice President, Primary Sales. Mr. Cunningham was Senior Vice President,

European Sales from April 1997 to October 1998 and Senior Vice President, North America West Sales from October 1996 to April 1997.

Mr. Heppelmann has been Executive Vice President, Software Products and Chief Technology Officer since June 2001. Prior to that he was Executive Vice President, General Manager Windchill Solutions From November 2000 to June 2001. He had served as Executive Vice President and General Manager of Windchill Netmarkets from July 2000 to November 2000 and Senior Vice President of Windchill from January 1998 to July 2000. Prior to joining PTC, Mr. Heppelmann was Vice President of Marketing and Chief Technology Officer of Windchill Technology, Inc. from October 1996 to January 1998.

ITEM 11:     Executive Compensation

Information with respect to executive compensation may be found under the headings captioned “How We Compensate Our Directors” and “Information About Executive Compensation” appearing in our 2003 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12:     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters

Information with respect to security ownership may be found under the heading captioned “Information About PTC Common Stock Ownership” appearing in our 2003 Proxy Statement. Such information is incorporated herein by reference.

Equity Compensation Plan Information as of September 30, 2002

The following table sets forth information regarding our equity compensation plans as of September 30, 2002:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	25,169,047		$12.41	11,585,296	(1)
Equity compensation plans not approved by security holders	48,907,099	(2)	$10.435	7,721,291
Total	74,076,146	(2)	$11.10	19,306,587	(1)

(1)
Comprises (a) 6,117,546 shares of our common stock available for future issuance under our 2000 Employee Stock Purchase Plan and (b) 5,467,750 shares of our common stock available for awards under our 2000 Equity Incentive Plan (the “2000 EIP”). In addition to stock option awards, the 2000 EIP provides for the issuance of stock appreciation rights (“SARs”). SARs are rights to receive any excess in value of shares of common stock over the exercise price; the compensation committee of our Board of Directors determines whether they are settled in cash, common stock or other securities of PTC, awards or other property and may define the manner of determining the excess in value of the shares of common stock. Under our 2000 EIP, the committee also may make awards of common stock subject to certain restrictions during a specified period, such as the participant’s continued service with the company or the company achieving certain financial goals. The participant generally will forfeit the shares if the specified conditions are not met and the participant cannot transfer the shares before termination of that period. The participant is, however, entitled to vote the shares and receive any dividends during the restriction period. The committee also may award common stock without restrictions to recognize outstanding achievements or as a supplement to restricted stock awards when the company’s performance exceeds established financial goals. The committee determines what, if anything, the participant must pay to receive such a stock award, but the number of shares that may be granted under the 2000 EIP for less than fair market value is limited to 10% of the shares authorized under the plan.

(2)
Excludes 409,301 shares of our common stock issuable upon exercise of outstanding options assumed in connection with our mergers or other acquisition transactions; these options have a weighted-average exercise price of $15.08.

Non-Stockholder Approved Plan

The company maintains the PTC 1997 Non-Statutory Stock Option (the “Plan”). The purpose of the Plan is to attract and retain key employees and consultants of the company and our majority-owned subsidiaries, to provide an incentive for them to achieve long-range performance goals, and to enable them to participate in our long-term growth. Our employees and consultants, and those of any of our majority-owned subsidiaries, capable of contributing significantly to the successful performance of the company are eligible for option awards under the Plan. Our officers and directors are not eligible to participate in the Plan. Options granted under the Plan may only be stock options that are not intended to be “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended.

The Plan is administered by the compensation committee of our Board of Directors. Subject to the provisions of the Plan, the committee has the authority to select the employees and consultants to whom options are granted and determine the terms of each option, including the amount, exercise price, vesting schedule (generally in four equal annual installments on each of the first four anniversaries of the date of grant) and term, which may not exceed ten years. The per share exercise price of an option must be at least 100% of the fair market value of our common stock on the date of grant.

Options generally are exercisable only during an optionee’s term of employment or engagement as a consultant and for a period of between ten and ninety days after that term ends. In the case of termination as a result of death or permanent disability, options generally are exercisable thereafter for twelve months; in the case of termination as a result of retirement, options generally are exercisable thereafter for three months. During the lifetime of the optionee, his or her option is exercisable only by him or her and is not transferable except by will or by the laws of descent and distribution.

The committee may act to preserve an optionee’s rights under an option in the event of a change in control of the company by (i) accelerating any time period relating to the exercise of the option, (ii) providing for compensating payments to the optionee, (iii) adjusting the terms of the option to reflect the change in control, (iv) causing the option to be assumed by another entity, or (v) making any other provision that the committee may consider equitable to optionees and in the best interests of the company.

The Board of Directors may amend, suspend or terminate the Plan or any portion thereof at any time. The committee may amend, modify or terminate any outstanding award with the respective optionee’s consent unless the amendment would not materially and adversely affect the optionee in which case, consent is not required. However, the committee may not, without stockholder approval, amend any outstanding option to reduce the exercise price at any time during the term of such option.

Plans Assumed in Connection with a Merger or Other Acquisition Transaction

The company has also assumed stock options under certain equity plans in the course of its merger and acquisition activities. These plans are all inactive and no future options may be granted under them. The plans are all substantially similar to the Plan, discussed above, except that certain of the options outstanding are “incentive stock options” within the meaning of Section 422 of the Code.

ITEM 13:     Certain Relationships and Related Transactions

Information with respect to this item may be found under the heading “Information About Certain Insider Relationships” appearing in our 2003 Proxy Statement. Such information is incorporated herein by reference.

PART IV

ITEM 14:     Controls and Procedures

(a)    Evaluation of disclosure controls and procedures.    Our chief executive officer and our acting chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this annual report, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

(b)    Changes in internal controls.    Prior to the Evaluation Date, we implemented a new accounting system as described in Item 7 above. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

ITEM 15:     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents Filed as Part of Form 10-K
1.	Financial Statements
—	Consolidated Balance Sheets as of September 30, 2002 and 2001
—	Consolidated Statements of Operations for the years ended September 30, 2002, 2001 and 2000
—	Consolidated Statements of Cash Flows for the years ended September 30, 2002, 2001 and 2000
—	Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2002, 2001 and 2000
—	Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2002, 2001 and 2000
—	Notes to Consolidated Financial Statements
—	Report of Independent Accountants

2.	Financial Statement Schedules
—	Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3.	Exhibits
—	As part of this Annual Report on Form 10-K, we hereby file and incorporate by reference the Exhibits listed in the Exhibit Index preceding such Exhibits.

(b) Reports on Form 8-K

None.

(c) Exhibits

As part of this Annual Report on Form 10-K, we hereby file the Exhibits listed in the attached Exhibit Index.

(d) Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of January, 2003.

PARAMETRIC TECHNOLOGY CORPORATION

By	/s/ C. Richard Harrison
C. Richard Harrison Chief Executive Officer and President

POWER OF ATTORNEY

We, the undersigned officers and directors of Parametric Technology Corporation, hereby severally constitute Thomas L. Beaudoin and Aaron C. von Staats, Esq., and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below any and all subsequent amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below, on the 28th day of January, 2003.

Signature	Title

(i) Principal Executive Officer:

/s/ C. Richard Harrison C. Richard Harrison	Chief Executive Officer and President

(ii) Principal Financial and Accounting Officer:

/s/ Thomas L. Beaudoin Thomas L. Beaudoin	Senior Vice President, Finance and Acting Chief Financial Officer

(iii) Board of Directors:

/s/ Noel G. Posternak Noel G. Posternak	Chairman of the Board of Directors

/s/ C. Richard Harrison C. Richard Harrison	Director

/s/ Robert N. Goldman Robert N. Goldman	Director

/s/ Donald K. Grierson Donald K. Grierson	Director

/s/ Oscar B. Marx, III Oscar B. Marx, III	Director

/s/ Michael E. Porter Michael E. Porter	Director

CERTIFICATIONS

I, C. Richard Harrison, certify that:

1. I have reviewed this annual report on Form 10-K of Parametric Technology Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 28, 2003

/s/ C. Richard Harrison
C. Richard Harrison Chief Executive Officer

I, Thomas L. Beaudoin, certify that:

1. I have reviewed this annual report on Form 10-K of Parametric Technology Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 28, 2003

/s/ Thomas L. Beaudoin
Thomas L. Beaudoin Acting Chief Financial Officer

EXHIBIT INDEX

Exhibit Number
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

3.1(d)
—     Articles of Amendment to Restated Articles of Organization adopted February 10, 2000 (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000 and incorporated herein by reference).

3.1(e)
—     Certificate of Vote of Directors establishing Series A Junior Participating Preferred Stock (filed as Exhibit 3.1(e) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 and incorporated herein by reference).

3.2
—     By-Laws, as amended and restated, of Parametric Technology Corporation (filed as Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 and incorporated herein by reference).

4.1
—     Rights Agreement effective as of January 5, 2001 between Parametric Technology Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 and incorporated herein by reference).

10.1*
—     Parametric Technology Corporation 2000 Equity Incentive Plan (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000 and incorporated herein by reference).

10.2*
—     Parametric Technology Corporation 1997 Incentive Stock Option Plan (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 1997 and incorporated herein by reference).

10.3*
—     Amendment to Parametric Technology Corporation 1997 Incentive Stock Option Plan (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 and incorporated herein by reference).

10.4	— Parametric Technology Corporation 1997 Nonstatutory Stock Option Plan (filed herewith).

10.5*
—     Parametric Technology Corporation 1987 Incentive Stock Option Plan, as amended (filed as Exhibit 10.2 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1999 and incorporated herein by reference).

10.6*
—     Parametric Technology Corporation 1992 Director Stock Option Plan, as amended (filed as Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference).

10.7*
—     Parametric Technology Corporation 1996 Directors Stock Option Plan, as amended (filed as Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1999 and incorporated herein by reference).

Exhibit Number
10.8*
—     Computervision Corporation 1992 Stock Option Plan as amended September 15, 1994, April 18, 1995 and December 5, 1996 (filed as Exhibit 10.3 to the Annual Report on Form 10-K of Computervision Corporation for the fiscal year ended December 31, 1996 (File No. 1-7760/0-20290) and incorporated herein by reference).

10.9*
—     Amended and Restated Severance Agreement with C. Richard Harrison dated February 10, 2000 (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000 and incorporated herein by reference).

10.10*
—     Amended and Restated Severance Agreement with Trenton H. Brown dated February 15, 2001 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 and incorporated herein by reference).

10.11*
—     Severance Agreement with Barry F. Cohen dated February 10, 2000 (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000 and incorporated herein by reference).

10.12*
—     Amended and Restated Severance Agreement with Paul J. Cunningham dated November 15, 2001 (filed as Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2001 and incorporated herein by reference).

10.13*	— Amended and Restated Severance Agreement with James E. Heppelmann dated July 1, 2002 (filed herewith).

10.14*
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

10.19*
—     Amendment #5 to the Consulting Agreement with Michael E. Porter dated February 10, 2000 (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000 and incorporated herein by reference).

10.20*
—     Amendment #6 to the Consulting Agreement with Michael E. Porter dated September 14, 2000 (filed as Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2001 and incorporated herein by reference).

10.21*
—     Amendment #7 to the Consulting Agreement with Michael E. Porter dated May 16, 2001 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001 and incorporated herein by reference).

Exhibit Number
10.22*	— Restated Amendment #8 to the Consulting Agreement with Michael E. Porter dated December 31, 2002 (filed herewith).

10.23
—     Lease dated December 14, 1999 by and between PTC and Boston Properties Limited Partnership (filed as Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 and incorporated herein by reference).

10.24
—     Amended and Restated Lease Agreement dated as of January 1, 1995 between United Trust Fund Limited Partnership and (filed as Exhibit 10.20 to the Annual Report on Form 10-K of Computervision Corporation for the fiscal year ended December 31, 1995 (File No. 0-18059) and incorporated herein by reference).

21.1	— Subsidiaries of Parametric Technology Corporation (filed herewith).

23.1	— Consent of PricewaterhouseCoopers LLP (filed herewith).

99.1	— Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350 (filed herewith).

*	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of PTC participates.

APPENDIX A

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,
	2002	2001
		Restated
		Note B
A S S E T S
Current assets:
Cash and cash equivalents	$178,825	$217,369
Short-term investments	27,905	13,906
Accounts receivable, net of allowance for doubtful accounts of $6,173 and $5,635	157,522	185,444
Prepaid expenses	30,726	31,745
Other current assets (Note A)	53,137	47,178
Prepaid income taxes	52,470	13,467

Total current assets	500,585	509,109
Marketable investments	3,684	17,823
Property and equipment, net	86,535	91,501
Goodwill, net of accumulated amortization of $99,327 and $72,132	36,686	62,356
Other intangible assets, net of accumulated amortization of $45,897 and $35,779	17,617	30,482
Deferred taxes	—	56,029
Other assets	29,852	36,478

Total assets	$674,959	$803,778

L I A B I L I T I E S A N D S T O C K H O L D E R S ’ E Q U I T Y
Current liabilities:
Accounts payable	$23,834	$28,640
Accrued expenses	44,953	55,016
Accrued compensation and severance	49,194	68,936
Deferred taxes	413	2,497
Deferred revenue	197,303	214,486

Total current liabilities	315,697	369,575

Other liabilities (Notes C and L)	69,105	49,111
Deferred taxes	229	—

Commitments and contingencies (Note G)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 262,584 and 276,053 shares issued, respectively	2,626	2,761
Additional paid-in capital	1,644,198	1,643,626
Treasury stock, at cost, 0 and 15,515 shares	—	(173,504)
Accumulated deficit	(1,323,517)	(1,060,154)
Accumulated other comprehensive loss	(33,379)	(27,637)

Total stockholders’ equity	289,928	385,092

Total liabilities and stockholders’ equity	$674,959	$803,778

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended September 30,
	2002	2001	2000
		Restated	Restated
		Note B	Note B
Revenue:
License	$242,906	$381,882	$378,618
Service	499,051	555,667	540,309

Total revenue	741,957	937,549	918,927

Costs and expenses:
Cost of license revenue	16,714	15,734	16,718
Cost of service revenue	200,244	248,680	233,904
Sales and marketing	333,249	380,902	416,665
Research and development	136,073	148,942	143,763
General and administrative	67,256	68,553	70,672
Amortization of goodwill and other intangible assets	35,757	37,942	38,432
Restructuring charges (Note C)	31,150	42,568	21,534

Total costs and expenses	820,443	943,321	941,688

Operating loss	(78,486)	(5,772)	(22,761)
Interest income	(4,075)	(10,049)	(13,228)
Other expense, net	7,602	7,554	10,068
Gain on sale of a business (Note C)	(8,688)	—	—
Write-down of investments (Note C)	1,014	10,354	—

Loss before income taxes	(74,339)	(13,631)	(19,601)
Provision for (benefit from) income taxes	19,282	(3,493)	(4,996)

Net loss	$(93,621)	$(10,138)	$(14,605)

Loss per share (Note A):
Basic	$(0.36)	$(0.04)	$(0.05)
Diluted	$(0.36)	$(0.04)	$(0.05)

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended September 30,
	2002	2001	2000
		Restated	Restated
		Note B	Note B
Cash flows from operating activities:
Net loss	$(93,621)	$(10,138)	$(14,605)
Adjustments to reconcile net loss to net cash flows from operating activities:
Non-cash portion of restructuring charges and write-down of investments	1,014	14,404	2,499
Depreciation and amortization	72,625	76,370	78,769
Deferred income taxes	54,174	(15,784)	(5,743)
Provision for loss on accounts receivable	4,331	2,930	7,589
Gain on sale of business	(8,688)	—	—
Changes in assets and liabilities which provided (used) cash, net of effects of purchased businesses:
Accounts receivable	23,591	(4,570)	29,427
Accounts payable and accrued expenses	(19,074)	15,552	(19,210)
Accrued compensation and severance	(16,185)	14,723	(7,218)
Deferred revenue	(18,842)	(21,681)	32,970
Income taxes	(32,337)	(1,919)	(58,605)
Other current assets and prepaid expenses	(3,650)	(10,583)	6,245
Other noncurrent assets and liabilities	14,048	(8,225)	(267)

Net cash provided (used) by operating activities	(22,614)	51,079	51,851

Cash flows from investing activities:
Additions to property and equipment	(29,666)	(61,388)	(37,032)
Additions to other intangible assets	(2,007)	(2,982)	(2,784)
Net proceeds from sale of business	10,200	—	—
Acquisitions of businesses	—	—	(7,922)
Construction in progress	—	—	(4,106)
Proceeds from sale of construction in progress	—	—	30,836
Purchases of investments	(40,220)	(38,048)	(53,732)
Proceeds from sales and maturities of investments	40,295	55,681	115,262

Net cash provided (used) by investing activities	(21,398)	(46,737)	40,522

Cash flows from financing activities:
Proceeds from issuance of common stock	8,627	24,232	79,621
Purchases of treasury stock	(4,998)	(131,708)	(90,020)

Net cash provided (used) by financing activities	3,629	(107,476)	(10,399)

Effect of exchange rate changes on cash	1,839	(5,369)	4,109

Net increase (decrease) in cash and cash equivalents	(38,544)	(108,503)	86,083
Cash and cash equivalents, beginning of year	217,369	325,872	239,789

Cash and cash equivalents, end of year	$178,825	$217,369	$325,872

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Year ended September 30,
	2002	2001	2000
		Restated	Restated
		Note B	Note B
Common stock
Balance—beginning of year	$2,761	$2,761	$2,723
Issued for employee stock purchase and option plans	—	—	38
Retirement of treasury stock	(135)	—	—

Balance—end of year	2,626	2,761	2,761

Additional paid-in capital
Balance—beginning of year	1,643,626	1,641,513	1,583,846
Issued for employee stock purchase and option plans	220	—	40,148
Tax benefit related to stock option plans	352	2,113	17,519

Balance—end of year	1,644,198	1,643,626	1,641,513

Treasury stock
Balance—beginning of year	(173,504)	(66,647)	(27,727)
Repurchased	(4,998)	(131,708)	(90,020)
Issued for employee stock purchase and option plans	28,125	24,851	51,100
Retirement of treasury stock	150,377	—	—

Balance—end of year	—	(173,504)	(66,647)

Accumulated deficit
Balance—beginning of year	(1,060,154)	(1,049,590)	(1,024,866)
Net loss	(93,621)	(10,138)	(14,605)
Treasury shares issued for employee stock purchase and option plans	(19,500)	(426)	(10,119)
Retirement of treasury stock	(150,242)	—	—

Balance—end of year	(1,323,517)	(1,060,154)	(1,049,590)

Accumulated other comprehensive loss
Balance—beginning of year	(27,637)	(12,268)	(15,381)
Foreign currency translation adjustment	2,042	(3,989)	2,844
Unrealized gain (loss) on investments	(65)	170	80
Minimum pension liability adjustment	(7,719)	(11,550)	189

Balance—end of year	(33,379)	(27,637)	(12,268)

Total stockholders’ equity	$289,928	$385,092	$515,769

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year ended September 30,
	2002	2001	2000
		Restated	Restated
		Note B	Note B
Comprehensive income (loss):
Net loss	$(93,621)	$(10,138)	$(14,605)

Other comprehensive income (loss), net of tax provision (benefit):
Foreign currency translation adjustment, net of tax of $0, ($2,147), $1,532	2,042	(3,989)	2,844
Unrealized gain (loss) on securities and derivatives, net of tax of $0, $92, $43	(65)	170	80
Minimum pension liability adjustment, net of tax of $0, ($4,631), ($170)	(7,719)	(11,550)	189

Other comprehensive income (loss)	(5,742)	(15,369)	3,113

Comprehensive loss	$(99,363)	$(25,507)	$(11,492)

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    Summary of Significant Accounting Policies

Business

Parametric Technology Corporation (PTC), founded in 1985 and headquartered in Needham, MA, develops, markets and supports product lifecycle management (PLM) software solutions that help manufacturers improve the competitiveness of their products and product development processes. Our solutions, which include a suite of mechanical computer-aided design tools (our design solutions) and a range of Internet-based collaboration technologies (our collaboration and control solutions), enable manufacturing companies to create virtual computer-based products (digital products), collaborate on designs within the enterprise and throughout the extended supply chain, and control the digital product information throughout the product lifecycle. This results in streamlined engineering processes, improved product quality, optimized product information management and reduced cost and time-to-market cycles. Our PLM software solutions are complemented by the strength and experience of our services organization, as well as third-party systems integrators, resellers, and other strategic partners, who provide training, consulting, ancillary product offerings, implementation and support to customers worldwide. We operate in a single industry segment—computer software and related services.

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

Foreign Currency Translation

For our foreign operations where the functional currency is the local currency, we translate assets and liabilities at rates in effect at the balance sheet date and record translation adjustments in stockholders’ equity. As of September 30, 2002 and 2001, a cumulative translation adjustment gain of $2.1 million and a loss of $19,000, net of tax, respectively, is included in the accumulated other comprehensive income (loss) component of stockholders’ equity. For our foreign operations where the U.S. dollar is the functional currency, we translate monetary assets and liabilities using exchange rates in effect at the balance sheet date and nonmonetary assets and liabilities at historical rates and record translation adjustments in other expense in the statement of operations. We translate income statement amounts at average rates for the period. Transaction gains and losses are recorded in other expense in the statement of operations.

Revenue Recognition

We derive revenues from two primary sources: (1) software license revenues and (2) services revenues, which include maintenance, consulting, and education revenues. While the basis for software revenue recognition is substantially governed by the provisions of Statement of Position No. 97-2, “Software Revenue Recognition,” (“SOP 97-2”) and Statement of Position No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” (“SOP 98-9”), both issued by the American Institute of Certified Public Accountants, and SEC Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements,” we exercise judgment and use estimates in connection with the determination of the amount of software license and services revenues to be recognized in each accounting period.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For software license arrangements that do not require significant modification or customization of the underlying software, we recognize revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred (FOB shipping point or electronic distribution); (3) the fee is deemed fixed or determinable; and (4) collection is probable. Substantially all of our license revenues are recognized in this manner.

Our software is distributed primarily through our direct sales force. However, our indirect distribution channel continues to expand through alliances with resellers. Revenue arrangements with resellers are recognized on a sell-through basis; that is, when we receive persuasive evidence that the reseller has sold the products to an end user customer. We do not offer contractual rights of return, stock balancing, or price protection.

We assess whether fees are fixed or determinable and free of contingencies or significant uncertainties at the time of sale and recognize revenue if all other revenue recognition criteria are met. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer.

Our license arrangements generally do not include acceptance provisions. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. We record revenue only after customer acceptance, if any, has occurred.

Our software arrangements may include consulting services sold separately under consulting engagement contracts that generally include implementation. These services may be provided completely or partially by independent third-parties experienced in providing such consulting and implementation in coordination with dedicated customer personnel. Revenues from these arrangements are generally accounted for separately from the license revenue because the arrangements qualify as “service transactions” as defined in SOP 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee.

If an arrangement does not qualify for separate accounting of the license and service transactions, then license revenue is recognized together with the consulting services based on contract accounting using either the percentage-of-completion or completed-contract method as described below. Contract accounting is also applied to any software arrangements: (1) that include milestones or customer specific acceptance criteria which may affect collection of the license fees; (2) where services include significant modification or customization of the software or (3) where the license payment is tied to the performance of consulting services.

We estimate the percentage of completion on contracts with fixed or “not to exceed” fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized upon completion of the contract. When total cost estimates exceed revenues, we accrue for the estimated losses immediately.

We account for software license revenues included in multiple element arrangements using the residual method prescribed in SOP 98-9. Under the residual method, the fair value of the undelivered elements (i.e., maintenance, consulting, and education services) based on vendor specific objective evidence (VSOE) is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements (i.e., software license). If evidence of the fair value of one or more of the undelivered services does not exist, revenues are deferred and recognized when delivery of those services occurs or fair value can be established. We determine VSOE of fair value for services revenues based upon our current pricing for those services when sold separately and VSOE of fair value for maintenance services may additionally be measured by substantive renewal rates. Our current

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pricing practices are influenced primarily by product type, purchase volume, maintenance term, and customer location. We review services revenues sold separately and maintenance renewal rates on a periodic basis and update, when appropriate, our VSOE of fair value for such services revenues to ensure that it reflects our current pricing. Significant incremental discounts offered in multiple element arrangements that would be characterized as separate elements are infrequent and are allocated to software license revenues under the residual method.

Maintenance services generally include rights to unspecified upgrades (when and if available), telephone support, updates, and bug fixes. Maintenance revenue is recognized ratably over the term of the maintenance contract on a straight-line basis when all the revenue recognition requirements are met. It is uncommon for us to offer a specified upgrade to an existing product; however, in such instances, revenue is deferred until the future obligation is delivered.

Consulting revenues are generally recognized as the services are performed on a time and materials basis. Consulting revenues for fixed-priced contracts are recognized using percentage of completion accounting described above. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. Reimbursements of out-of-pocket expenditures incurred in connection with providing consulting services are included in services revenue with the offsetting expense recorded in cost of services revenue.

Education services include hands-on, web-based and classroom training, and self-evaluation. Education revenues are recognized as the related training services are provided.

Deferred Revenue

Deferred revenue primarily relates to software maintenance agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and, if not yet paid, the related amount is included in other current assets. The maintenance related amounts included in other current assets at September 30, 2002 and 2001 was $46.1 million and $42.9 million, respectively.

Cash, Cash Equivalents, Marketable Investments and Non-marketable Securities

Our cash is invested in debt instruments of financial institutions, government entities, corporations and mutual funds. We have established guidelines relative to credit ratings, diversification and maturities that are intended to maintain safety and liquidity. Our cash equivalents include highly liquid investments with maturity periods of three months or less when purchased. Our short-term investments include those investments with maturities in excess of three months but less than one year. Our marketable investments are those with maturities in excess of one year but less than two years. Our cash equivalents and short-term and marketable investments are classified as available for sale and reported at fair value with unrealized gains and losses included in the accumulated other comprehensive income (loss) component of stockholders’ equity.

Investments in non-marketable securities, which include a limited number of strategic minority equity investments, were $1.0 million and $2.0 million as of September 30, 2002 and 2001, respectively, and are included in other long-term assets in the accompanying consolidated balance sheets. These investments are periodically evaluated for impairment based on market conditions, the industry sectors in which the investment entity operates, the viability and prospects of each entity, as well as the continued strategic importance of the investment to us. A write-down of the related investment is recorded when an impairment is considered other than temporary.

Concentration of Credit Risk and Fair Value of Financial Instruments

The amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short maturities. Financial instruments that potentially

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subject us to concentration of credit risk consist primarily of investments, trade receivables and derivatives. Our cash, cash equivalents, investments and derivatives are held with financial institutions with high credit standings. Our customer base consists of large numbers of geographically diverse customers dispersed across many industries. Concentration of credit risk with respect to trade receivables is not significant except for a receivable from our largest distributor, which accounted for 9% of total receivables as of September 30, 2002.

Trade Accounts Receivable Allowance for Doubtful Accounts

Our allowance for doubtful accounts was $6.2 million, $5.6 million and $6.3 million as of September 30, 2002, 2001 and 2000, respectively. Uncollectible trade accounts receivable written-off, net of recoveries, was $3.8 million, $3.6 million and $7.7 million for 2002, 2001 and 2000, respectively.

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

Derivatives

Effective October 1, 2000, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in a hedging relationship or not, are required to be recorded on the balance sheet at fair value. SFAS 133 also requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met, and that the company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The effectiveness of the derivative as a hedging instrument is based on changes in its market value being highly correlated with changes in the market value of the underlying hedged item.

Derivatives are financial instruments whose value is derived from one or more underlying financial instruments, such as foreign currency. We enter into derivative transactions, specifically foreign currency forward contracts and foreign currency option contracts, to manage our exposure to fluctuations in foreign exchange rates. The contracts are primarily in European currencies and Japanese yen and have maturities of less than one year. Any derivative we enter into is designated at inception as a hedge of risks associated with specific assets, liabilities or future commitments and is monitored to determine if it remains an effective hedge. We do not enter into or hold derivatives for trading or speculative purposes.

We routinely use forward contracts to hedge specific foreign currency-denominated receivables. These contracts, with maturities of less than three months, require us to exchange foreign currencies for U.S. dollars at maturity at rates agreed to at inception of the contracts. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of each accounting period with unrealized gains and losses recorded in the statement of operations. As of September 30, 2002 and 2001, we had outstanding forward contracts of approximately $121.0 million and $149.4 million, respectively. Net realized and unrealized gains and losses associated with exchange rate fluctuations on forward contracts and the underlying foreign currency exposure being hedged were immaterial for all periods presented.

We periodically use foreign currency option contracts, with maturities of less than one year, to hedge specific forecasted net cash flow transactions that are derived from anticipated international revenue. These hedges are

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

designated as effective cash flow hedging instruments under SFAS 133. The premiums to purchase option contracts are capitalized in other assets and recorded in other expense in the period in which the forecasted transaction occurs. The effective portion of the changes in the fair value of the option contracts are recorded in other comprehensive income (loss), and subsequently recognized in license and service revenue in the period in which the forecasted transactions occur. As of September 30, 2002 and 2001, there were no foreign currency option contracts outstanding. The adoption of SFAS No. 133 did not have a material effect on our consolidated financial statements.

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

We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period and a reduction of our market capitalization relative to net book value. If an impairment review is triggered, we measure any impairment based on projected cash flows. Our net goodwill and other intangible assets totaled $54.3 million and $92.8 million as of September 30, 2002 and 2001, respectively.

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

Income Taxes

Our income tax expense includes U.S. and international income taxes. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effects of these differences are reported as deferred tax assets and liabilities. Deferred tax assets are recognized for the estimated future tax effects of deductible temporary differences and tax operating loss and credit carryforwards. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that it is more likely than not that all or a portion of deferred tax assets will not be realized, we establish a valuation allowance. To the

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

extent we establish a valuation allowance or increase this allowance in a period, we include an expense within the tax provision in the statement of operations.

Earnings Per Share (EPS)

Basic EPS is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options using the “treasury stock” method. The following table presents the calculation for both basic and diluted EPS:

	Year ended September 30,
	2002	2001	2000
		Restated	Restated
	(in thousands, except per share)
Net loss	$(93,621)	$(10,138)	$(14,605)

Weighted average shares outstanding	260,901	264,441	273,081
Dilutive effect of employee stock options	—	—	—

Diluted shares outstanding	260,901	264,441	273,081

Basic loss per share	$(0.36)	$(0.04)	$(0.05)
Diluted loss per share	$(0.36)	$(0.04)	$(0.05)

Due to the net loss for 2002, 2001 and 2000, the dilutive effect of outstanding stock options was 1.7 million, 2.5 million and 8.5 million, respectively, and was excluded from the computation of diluted EPS, as the effect would have been anti-dilutive. Additionally, options to purchase shares of our common stock of 58.3 million shares for 2002, 41.2 million shares for 2001 and 13.3 million shares for 2000 were excluded because the exercise prices of the options were greater than the average market price of the common stock for the period reported.

Stock-Based Compensation

We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations. Under APB No. 25, no compensation cost is recognized when the option price is equal to the market price of the underlying stock on the date of grant. An alternative method of accounting is SFAS No. 123, Accounting for Stock-Based Compensation. Under SFAS No. 123, employee stock options are valued at the grant date using an option pricing model, and compensation cost is recognized ratably over the vesting period. The impact of recording stock-based compensation under the provisions of SFAS No. 123 is disclosed in Note J.

New Accounting Pronouncements

In November 2001, the Emerging Issues Task Force (EITF) issued, effective for financial reporting periods beginning after December 15, 2001, Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred requiring that reimbursements by our customers for our out-of-pocket expenses be classified as revenue. Historically, we recorded these reimbursements as a reduction to our Cost of Service Revenues (offsetting the related costs). Beginning in the second quarter of 2002, we were required to adopt the EITF guidance and, accordingly, have reclassified reimbursements for out-of-pocket expenses (including prior comparable periods) to Service Revenue and correspondingly increased the Cost of Service Revenue. Reimbursements reclassified in 2001 and 2000 totaled $5.7 million and $5.0 million, respectively.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic impairment tests of goodwill and that certain intangible assets other than goodwill be amortized over their useful lives. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 142 effective October 1, 2002 and, as a result, we will no longer amortize goodwill. As a result of adopting SFAS No. 142, quarterly amortization of goodwill and intangible assets related to goodwill will be reduced by approximately $7 million in 2003 compared to 2002. While we currently do not expect to record an impairment charge upon completion of the initial impairment review of the goodwill balance, there can be no assurance that at the time the review is completed an impairment charge will not be recorded.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF Issue No. 94-3, an entity recognizes a liability for an exit cost on the date that the entity commits itself to an exit plan. In SFAS No. 146, an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

B.    Restatement

In connection with the implementation of a new accounting system in late 2002, we subsequently determined that we had miscalculated the allocation of deferred maintenance revenues from 1999 through 2002, resulting in revenues not being recognized in the proper periods. We identified an aggregate of $33.4 million of maintenance revenue recognized during the periods 1999 through 2002 that should have been deferred at September 30, 2002 to be recognized in fiscal 2003 and later periods. As a result, service revenue has been reduced by $12.0 million, $2.8 million, $14.5 million and $4.1 million for fiscal years 2002, 2001, 2000 and 1999, respectively. The financial information for all periods included in these financial statements gives effect to the restatement.

A summary of the effects of the restatement on our consolidated financial statements for 2001 and 2000 is as follows:

	Year Ended September 30,
	2001		2000
	Previously Reported	Restated	Previously Reported	Restated
Consolidated Statements of Operations:
Service revenue	$558,437	$555,667	$554,843	$540,309
Total revenue	940,319	937,549	933,461	918,927
Operating loss	(3,002)	(5,772)	(8,227)	(22,761)
Loss before income taxes	(10,861)	(13,631)	(5,067)	(19,601)
Benefit from income taxes	(2,647)	(3,493)	(1,087)	(4,996)
Net loss	(8,214)	(10,138)	(3,980)	(14,605)
Basic loss per share	$(0.03)	$(0.04)	$(0.01)	$(0.05)
Diluted loss per share	$(0.03)	$(0.04)	$(0.01)	$(0.05)

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of September 30,
	2001
	Previously Reported	Restated
Consolidated Balance Sheet:
Other current assets	$60,496	$47,178
Prepaid income taxes	5,035	13,467
Deferred revenue	207,044	214,486
Accumulated deficit	(1,045,096)	(1,060,154)

C.    Restructuring Charges, Gain on Sale of a Business and Write-down of Investments

Restructuring Charges

In 2002, we recorded restructuring charges of $31.2 million primarily associated with a reduction in workforce and for excess facilities. The restructuring charges are comprised of $17.3 million for severance and termination benefits related to approximately 310 employees who were notified or terminated during 2002 and $13.9 million related to excess facilities. The excess facilities charge is primarily comprised of an increase to reserves on existing excess facilities, needed as a result of current real estate market conditions and related actions taken by several subtenants.

In 2001, we recorded restructuring charges of $42.6 million primarily associated with a reduction in workforce to reduce our cost structure and improve profitability and a write-down of assets related to a focus shift in our content aggregation business. The restructuring charges are comprised of $25.7 million for severance and termination benefits of approximately 720 employees who were notified or terminated during 2001, $9.9 million for facility consolidations, and $7.0 million primarily for a write-down of assets related to a focus shift in certain products. Of the $42.6 million of restructuring charges, $4.0 million was non-cash related.

In 2000, we recorded restructuring charges of $21.5 million primarily associated with a business unit reorganization and with the development and execution of management’s plans to reduce our cost structure and improve profitability. The restructuring charges are comprised of $11.9 million for severance and termination benefits of approximately 280 employees who were notified or terminated during 2000 and $9.6 million for facility consolidations.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes restructuring charges activity for the three years ended September 30, 2002:

	September 30,
	2002	2001	2000
	(in thousands)
Beginning balance	$49,347	$34,586	$45,860
Charges to operations:
Employee severance and termination	17,295	25,652	11,908
Asset write-offs	—	4,049	920
Facility closures and related costs	13,855	9,879	8,706
Contract obligations and other	—	2,988	—

Total charges to operations	31,150	42,568	21,534

Costs incurred:
Employee severance and termination benefits	(33,017)	(14,035)	(9,934)
Asset write-offs	—	(4,049)	(920)
Facility closures and related costs	(8,888)	(8,688)	(17,966)
Contract obligations and other	(628)	(1,035)	(3,988)

Total costs incurred	(42,533)	(27,807)	(32,808)

Ending balance	$37,964	$49,347	$34,586

Cash disbursements:
Employee severance and termination benefits	$33,017	$14,638	$8,354
Facility closures and related costs	8,888	8,688	17,966
Contract obligations and other	628	1,035	3,988

Total cash disbursements	$42,533	$24,361	$30,308

Number of employee severances	310	720	280

As of September 30, 2002, of the $38.0 million remaining in accrued restructuring charges, $14.9 million was included in current liabilities and $23.1 million in other long-term liabilities, principally for facility and severance costs.

Gain on Sale of a Business

In the fourth quarter of 2002, we completed the sale of our ICEM® surfacing business for $10.2 million in cash resulting in a pre-tax gain of $8.7 million.

Write-down of Investments

We periodically review equity investments for impairment based on market conditions, the industry sectors in which the investment entity operates, the viability and prospects of each entity, as well as the continued strategic importance of the investment to us. A write-down of the related investment is recorded when an impairment is considered other than temporary. In 2002 and 2001, we recorded write-downs on several equity investments of $1.0 million and $10.4 million, respectively, to reflect other than temporary declines in valuation. At September 30, 2002 and 2001, equity investments included in other long-term assets were $1.0 million and $2.0 million, respectively.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

D.    Investments

The fair values of our investments have been determined through information obtained from market sources and management estimates. We use a specific identification cost method to determine the gross realized gains and losses on the sale of our securities. Realized gains and losses on the sale of investments were immaterial for 2002, 2001 and 2000. The table below does not include equity investments included in other long-term assets.

	September 30, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Corporate bonds	$6,069	$45	$ —	$6,114
Municipal debt securities	854	10	—	864
Mutual funds	19,758	—	—	19,758
Government agencies	34,478	134	—	34,612

Total investments	$61,159	$189	$ —	$61,348

Amounts included in:
Cash and cash equivalents	$29,757	$2	$ —	$29,759
Short-term investments	27,768	137	—	27,905
Marketable investments	3,634	50	—	3,684

Total investments	$61,159	$189	$ —	$61,348

	September 30, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Municipal debt securities	$16,958	$9	$(24)	$16,943
Mutual funds	46,751	—	—	46,751
Commercial paper	11,280	118	(4)	11,394
Government agencies	16,181	102	(1)	16,282

Total investments	$91,170	$229	$(29)	$91,370

Amounts included in:
Cash and cash equivalents	$59,641	$ —	$ —	$59,641
Short-term investments	13,898	13	(5)	13,906
Marketable investments	17,631	216	(24)	17,823

Total investments	$91,170	$229	$(29)	$91,370

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

E.    Property and Equipment

Our property and equipment consisted of the following:

	September 30,
	2002	2001
	(in thousands)
Computer hardware and software	$162,330	$141,661
Furniture and fixtures	20,045	19,773
Leasehold improvements	35,076	33,674

Gross property and equipment	217,451	195,108
Accumulated depreciation and amortization	(130,916)	(103,607)

Net property and equipment	$86,535	$91,501

Depreciation expense was $34.0 million in 2002, $35.6 million in 2001 and $35.9 million in 2000. There were no capital leases as of September 30, 2002 or 2001.

F.    Income Taxes

Our income (loss) before taxes consisted of the following:

	September 30,
	2002	2001	2000
		Restated	Restated
	(in thousands)
Domestic	$(101,489)	$(34,358)	$(31,384)
Foreign	27,150	20,727	11,783

Total	$(74,339)	$(13,631)	$(19,601)

Our provision for (benefit from) income taxes consisted of the following:

	September 30
	2002	2001	2000
		Restated	Restated
	(in thousands)
Current:
Federal	$(35,425)	$(8,064)	$(12,050)
State	(8,988)	2,546	(3,858)
Foreign	9,521	17,809	16,655

	(34,892)	12,291	747

Deferred:
Federal	48,750	(13,523)	(8,028)
State	5,172	(1,951)	4,129
Foreign	252	(310)	(1,844)

	54,174	(15,784)	(5,743)

Total provision for (benefit from) income taxes	$19,282	$(3,493)	$(4,996)

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation between the statutory federal income tax rate and our effective income tax rate is shown below:

	September 30,
	2002	2001	2000
		Restated	Restated
Statutory federal income tax benefit	(35)%	(35)%	(35)%
State income taxes, net of federal tax benefit	(4)	3	6
Tax exempt interest income	—	(6)	(9)
Valuation allowance	65	67	(24)
Acquisition-related charges	13	74	41
Investment in foreign subsidiaries	—	(129)	—
Sale of business	(9)	—	—
Other, net	(4)	—	(5)

Effective income tax rate	26%	(26)%	(26)%

We received a net refund of approximately $3.5 million in 2002 and we paid $6.9 million in 2001 and $52.0 million in 2000 for income taxes.

The significant temporary differences that create deferred tax assets and liabilities are shown below:

	September 30,
	2002	2001
		Restated
	(in thousands)
Deferred tax assets:
Reserves not currently deductible	$7,216	$9,819
Restructuring reserves not currently deductible	14,828	20,296
Net operating loss carryforwards	62,797	78,332
Minimum pension liability	13,168	10,471
Foreign tax credits	7,605	7,605
Amortization of intangible assets	8,690	8,448
Depreciation	2,253	2,389
Other	873	770

Gross deferred tax assets	117,430	138,130
Valuation allowance	(96,287)	(68,487)

Total deferred tax assets	$21,143	$69,643

Deferred tax liabilities:
Investment in foreign subsidiaries	(7,776)	(7,776)
Pension	(9,632)	(4,671)
Other	(4,377)	(3,664)

Total deferred tax liabilities	(21,785)	(16,111)

Net deferred tax assets (liabilities)	$(642)	$53,532

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For U.S. tax return purposes, net operating losses (NOLs) and tax credits are generally available to be carried forward to future years. However, the Internal Revenue Code limits a corporation’s use of NOLs and tax credits after a change of more than 50% of the ownership of the corporation. Our merger with Computervision in January 1998 changed its ownership more than 50%. This change limits our usage of the Computervision NOLs to $14.0 million per year and $196.0 million cumulatively through 2011, plus any built-in gains that existed at the time of the ownership change. There are other limitations imposed on the utilization of such NOLs that could further restrict the recognition of such tax benefits. We also have foreign NOLs that are also subject to various limitations. During 2001, we increased our valuation allowance $9.4 million primarily due to the uncertainty of utilization of foreign tax credits and a decrease of deferred tax liabilities related to unrepatriated foreign earnings. The net change in the valuation allowance of $27.8 million in 2002 is due to increases in the valuation allowance of $48.0 million through the provision for income taxes and $2.0 million related to other comprehensive loss, partially offset by a $7.0 million reduction in the valuation allowance for foreign NOLs realized during the period and a $15.3 million reduction in the valuation allowance for write-offs of fully reserved deferred tax assets. As a result of operating losses incurred in recent years and uncertainty as to the extent and timing of profitability in future periods, we concluded that it is more likely than not that the net deferred tax assets will not be realized and, accordingly, we increased our deferred tax valuation allowance for our remaining net deferred tax assets in 2002.

In March 2002, “The Job Creation and Worker Assistance Act of 2002” was enacted, which allows for the carryback of U.S. federal tax NOLs for an additional three years to 1997. Due primarily to the enactment of this tax law change during 2002, prepaid income taxes totaled approximately $52 million at September 30, 2002.

G.    Commitments and Contingencies

Leasing Arrangements

We lease office facilities and certain equipment under operating leases expiring at various dates through 2014. In addition to rent, certain leases require us to pay directly for taxes, insurance, maintenance and other operating expenses. Lease expense, net of sublease income, was $49.1 million in 2002, $56.9 million in 2001 and $54.1 million in 2000. At September 30, 2002, our future minimum lease payments under noncancellable operating leases with remaining terms of one or more years are as follows:

September 30, 2002
(in thousands)
2003	$45,544
2004	36,340
2005	30,088
2006	22,603
2007	19,593
Thereafter	82,645

Total minimum lease payments	$236,813

As a result of restructuring and cost saving initiatives in prior years, certain leased facilities are excess. As of September 30, 2002, we had $32.6 million reserved for facility obligations in excess of sublease income. Our total future rental income under current sublease arrangements for excess facilities is $16.4 million.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 1999, we sold land and certain improvements under construction for $30.8 million and entered into an operating lease covering approximately 381,000 square feet of office space in Needham, MA that replaced our Waltham, MA operations. Occupancy and rent began in December 2000 and the lease expires in December 2012, subject to certain renewal rights. As of September 30, 2002 and 2001, we have letters of credit outstanding of approximately $9.2 million and $9.1 million, respectively, primarily related to the lease of the new facility.

Legal Proceedings

We are subject to various legal proceedings and claims that arise in the ordinary course of business. We currently believe that resolving these matters will not have a material adverse impact on our financial condition or results of operations.

H.    Stockholders’ Equity

Preferred Stock

We may issue up to 5.0 million shares of our preferred stock in one or more series. Our Board of Directors is authorized to fix the rights and terms for any series of preferred stock without additional shareholder approval. As of September 30, 2002 and 2001, there were no outstanding shares of preferred stock.

In November 2000, our Board of Directors authorized and designated 500,000 shares of preferred stock as Series A Junior Participating Preferred Stock for issuance pursuant to our Shareholder Rights Plan discussed below in Note H.

Common Stock

Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Shares of common stock outstanding are shown below:

	September 30,
	2002	2001	2000
	(in thousands)
Beginning balance	260,538	269,597	270,164
Common stock issued	—	—	3,776
Treasury shares repurchased	(596)	(11,811)	(7,727)
Treasury shares issued	2,642	2,752	3,384

Ending balance	262,584	260,538	269,597

Our Board of Directors has authorized us to repurchase up to 40.0 million shares. Through September 30, 2002, we repurchased 31.1 million shares at a cost of $366.7 million. Our treasury stock is held on a first in, first out cost basis. The repurchased shares are used to issue shares for stock option exercises, employee stock purchase plans and potential acquisitions. In 2002, 13.5 million shares of treasury stock were retired and restored to the status of authorized but unissued shares. All shares of our common stock repurchased in the future, if any, shall automatically be restored to the status of authorized and unissued.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

I.    Shareholder Rights Plan

In November 2000, our Board of Directors adopted a Shareholder Rights Plan and declared a dividend distribution of one share purchase right (a “Right”) for each outstanding share of our common stock to stockholders of record at the close of business on January 5, 2001. Each share of common stock newly issued after that date also will carry with it one Right. Each Right will entitle the record holder to purchase from us one one-thousandth of a share of our Series A Junior Participating Preferred Stock at an exercise price of $60.00 per unit subject to adjustment. The Rights become exercisable ten (10) days after the earlier of our announcement that a person has acquired 15% or more of our outstanding common stock or an announcement of a tender offer which would result in a person or group acquiring 15% or more of our common stock; in either case, the Board of Directors can extend the 10 day period. If we have not redeemed or exchanged the Rights and a person becomes the beneficial owner of 15% or more of our common stock  (a “Triggering Event”), each holder of a Right will have the right to purchase shares of our common stock having a value equal to two times the exercise price of the Right. If, at any time following the Triggering Event, we are acquired in a merger or other business combination transaction in which we are not the surviving corporation or more than 50% of its assets or earning power is sold to a person or group, each holder of a Right shall have the right to purchase shares of common stock of the acquiring person, group or company having a value equal to two times the exercise price of the Right. The Rights expire on January 5, 2011, and may be redeemed by us for $.001 per Right.

J.    Stock Plans

Employee Stock Purchase Plans

We offer an employee stock purchase plan for all eligible employees. Under the current plan, which qualifies as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code, shares of our common stock can be purchased at 85% of the lower of the fair market value of the stock on the first or the last day of each six-month offering period. Employee purchases in any year are limited to the lesser of $25,000 worth of stock, determined by the fair market value of the common stock at the time the offering begins, or 15% of his or her base pay. The shareholders have approved that 10.0 million shares of common stock be reserved for issuance under the plan. During fiscal 2002, 2001 and 2000, employees purchased 2.1 million, 1.2 million and 757,000 shares at average prices of $3.76, $8.30 and $11.67, respectively.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Plans

We have stock option plans for employees, directors, officers and consultants that provide for issuance of nonqualified and incentive stock options. The option exercise price is typically the fair market value at the date of grant. These options generally vest over four years and expire ten years from the date of grant. As of September 30, 2002, 13.2 million shares were available for grant and 74.5 million shares granted and outstanding were reserved under stock option plans.

	September 30,
	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(shares in thousands)
Outstanding:
Beginning balance	66,169	$13.16	60,619	$14.30	55,435	$14.52
Granted and assumed	18,456	4.69	15,173	8.75	21,413	13.41
Cancelled	(10,008)	12.70	(8,047)	14.34	(10,429)	15.08
Exercised	(132)	4.41	(1,576)	9.19	(5,800)	12.22

Ending Balance	74,485	$11.12	66,169	$13.16	60,619	$14.30

Exercisable	41,355	$14.02	32,701	$14.89	23,110	$15.30

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

For various price ranges, information for options outstanding and exercisable at September 30, 2002 was as follows:

	Outstanding Options			Exercisable Options
	Shares	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
(shares in thousands)
$ 0.09- 3.40	12,848	9.59	$ 3.24	248	$ 0.47
3.79- 8.30	14,948	8.48	6.50	3,527	6.31
8.33-11.68	14,076	6.48	10.09	11,378	9.92
11.94-13.63	12,902	6.47	13.26	10,559	13.40
13.72-20.31	12,574	6.09	16.39	9,118	16.15
21.06-72.55	7,137	4.96	23.90	6,525	23.89

$ 0.09-72.55	74,485	7.21	$11.12	41,355	$14.02

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuation of Stock Plans

We generally have not recognized compensation expense in connection with stock option grants to employees, directors and officers under our plans. We have recognized compensation expense of $146,000 in 2002 in connection with a restricted stock grant to an executive officer of the company in May 2002. We also have recognized compensation expense of $74,000 in 2002, $236,000 in 2001 and $652,000 in 2000 in connection with stock option grants to consultants as prescribed by APB No. 25 and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25. However, had compensation expense for stock option and employee stock purchase plans been determined based on fair value at the grant dates as prescribed by SFAS No. 123, pro forma net loss and loss per share would have been:

	September 30,
	2002	2001	2000
		Restated	Restated
	(in thousands, except per share amounts)
Pro forma net loss	$(194,465)	$(96,642)	$(100,191)
Pro forma net loss per share	$(0.75)	$(0.37)	$(0.37)

The pro forma disclosures above include the amortization of the fair value of all options vested between 1997 and 2002, regardless of the grant date. The 2002 pro forma net loss includes a $20.9 million income tax valuation allowance fully offsetting the 2002 tax benefit related to the pro forma compensation expense. The effects on pro forma disclosures of applying SFAS No. 123 are not necessarily representative of the effects on pro forma disclosures of future years.

The fair value of options granted has been estimated at the date of grant using the Black-Scholes option-pricing model assuming the following weighted-average assumptions:

	September 30,
	2002	2001	2000
Expected life (years)	6.0	6.0	6.0
Risk-free interest rates	4.9%	5.0%	6.2%
Volatility	75%	75%	50%
Dividend yield	—	—	—

The weighted average fair value of employee stock options granted was $3.25 in 2002, $5.86 in 2001 and $7.46 in 2000. The expected life used for stock purchase plans was six months. The weighted average fair value of shares granted under the stock purchase plan was $2.93 in 2002, $4.56 in 2001 and $4.10 in 2000.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Our options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimate.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

K.    Employee Benefit Plan

We offer a savings plan (PTC plan) to eligible employees. The plan is intended to qualify under Section 401(k) of the Internal Revenue Code. Participating employees may defer up to 15% of their pre-tax compensation, as defined, but not more than statutory limits. We contribute 50% of the amount contributed by the employee, up to a maximum of 10% of the employee’s earnings. Our matching contributions vest at a rate of 25% per year of service. We made matching contributions of $5.4 million, $5.5 million and $5.1 million in 2002, 2001 and 2000, respectively.

L.    Pension Plans

We maintain a defined benefit pension plan covering certain employees of Computervision. Benefits are based upon length of service and average compensation and generally vest after five years of service. Accrued pension costs have been included in other liabilities.

U.S. Pension Plan

Effective April 1, 1990, the benefits under the U.S. pension plan were frozen indefinitely. We contribute all amounts deemed necessary on an actuarial basis to satisfy Internal Revenue Service funding requirements. Based upon the actuarial valuations, we contributed $4.1 million in 2002, $1.4 million in 2001 and $0 million in 2000. The minimum pension liability increased $7.7 million in 2002 and $13.2 million in 2001 due primarily to a change in the discount rate actuarial assumption to 6.75% in 2002 from 7.0% in 2001 and 7.5% in 2000 and the investment underperformance of plan assets during 2002 and 2001. Plan assets consist primarily of mutual funds.

Foreign Pension Plans

The accrued international pension cost was actuarially computed using assumptions applicable to each subsidiary plan and economic environment. We adjusted our minimum pension liability related to our foreign plans due to the changes in actuarial assumptions and performance of plan investments, as shown below. Plan assets consist primarily of investments in local government securities and insurance company investments

The following table presents the actuarial assumptions used in accounting for the pension plans:

	U.S. Plan			Foreign Plans
	2002	2001	2000	2002	2001	2000
Discount rate	6.75%	7.00%	7.50%	5.8%	6.0%	6.3 to 6.5%
Rate of increase in future compensation	—	—	—	—	3.25%	3.5 to 5.0%
Rate of return on plan assets	7.50%	7.50%	7.50%	4.7%	5.0%	5.3 to 7.0%

The actuarially computed components of net periodic pension cost are shown below:

	U.S. Plan			Foreign Plans
	2002	2001	2000	2002	2001	2000
	(in thousands)
Interest cost of projected benefit obligation	$4,065	$3,778	$3,663	$1,963	$1,907	$2,542
Expected return on plan assets	(3,030)	(3,487)	(3,389)	(1,173)	(1,318)	(2,192)
Amortization of prior service cost	—	—	—	15	15	17
Recognized actuarial loss	1,917	897	950	311	36	165

Net periodic pension cost	$2,952	$1,188	$1,224	$1,116	$640	$532

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables display the change in benefit obligation, plan assets and funded status:

	U.S. Plan		Foreign Plans
	2002	2001	2002	2001
	(in thousands)
Beginning benefit obligation	$57,666	$51,716	$32,726	$30,785
Interest cost	4,065	3,778	1,963	1,907
Actuarial loss	3,525	3,596	85	1,854
Foreign exchange impact	—	—	2,093	385
Benefits paid	(1,551)	(1,424)	(124)	(2,205)

Ending benefit obligation	$63,705	$57,666	$36,743	$32,726

Beginning plan assets at fair value	$39,659	$46,686	$23,544	$25,478
Actual return on plan assets	(3,069)	(7,044)	954	59
Employer contributions	4,057	1,441	—	—
Foreign exchange impact	—	—	1,456	94
Benefits paid	(1,551)	(1,424)	(1)	(2,087)

Ending plan assets at fair value	39,096	39,659	25,953	23,544
Benefit obligation at end of year	63,705	57,666	36,743	32,726

Funded status	(24,609)	(18,007)	(10,790)	(9,182)
Unrecognized actuarial loss	39,332	31,625	5,330	5,045
Unrecognized prior service cost	—	—	257	258

Net prepaid (accrued) benefit cost	$14,723	$13,618	$(5,203)	$(3,879)

The following table shows the amounts recognized in the balance sheet:

	U.S. Plan		Foreign Plans		Total
	2002	2001	2002	2001	2002	2001
	(in thousands)
Accrued benefit liability	$(24,609)	$(18,007)	$(12,103)	$(10,768)	$(36,712)	$(28,775)
Intangible asset	—	—	257	258	257	258
Minimum pension liability	39,332	31,625	6,643	6,631	45,975	38,256

Net prepaid (accrued) benefit cost	$14,723	$13,618	$(5,203)	$(3,879)	$9,520	$9,739

The 2002 and 2001 consolidated balance sheets include the minimum pension liability of $46.0 million and $38.3 million, respectively, in other long-term liabilities and the net prepaid benefit cost of $9.5 million and $9.7 million, respectively, in prepaid expenses and other noncurrent assets.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

M.    Segment Information

We operate within a single industry segment—computer software and related services. Within this single segment we have two software product categories: (1) our computer aided design, manufacturing and engineering software (design solutions), including our flagship Pro/ENGINEER® design software, which provides engineering solutions to our customers and (2) our internet-based collaboration technologies (collaboration and control solutions) including our Windchill® software, which provides collaborative information management solutions to our customers using Internet technologies.

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is our executive officers.

Effective in 2002, following the combination of our Windchill and MCAD business units under a common product strategy, our internal financial reporting now focuses on the following operating segments: (1) software products, which includes license and maintenance revenue (including new releases and hot line support); and (2) services, which includes consulting, implementation, education and other technical support revenue. For external reporting purposes, maintenance revenue is included in service revenue. We do not allocate certain sales, marketing or administrative expenses to our operating segments, as these activities are managed separately. We have reclassified the 2001 and 2000 segment disclosure to conform to our 2002 internal financial reporting.

The revenue and operating income (loss) attributable to these operating segments are included below:

	September 30,
	2002	2001	2000
		Restated	Restated
Revenue:
Software products:
Design solutions	$478,931	$606,327	$598,706
Collaboration and control solutions	93,517	126,964	107,449

Total software products revenue	572,448	733,291	706,155

Services: (1)
Design solutions	85,951	113,926	143,641
Collaboration and control solutions	83,558	90,332	69,131

Total services revenue	169,509	204,258	212,772

Total revenue:
Design solutions	564,882	720,253	742,347
Collaboration and control solutions	177,075	217,296	176,580

Total revenue	$741,957	$937,549	$918,927

Operating income (loss): (2) (3)
Software products	$336,375	$452,225	$445,430
Services	10,526	7,631	25,151
Distribution expenses (4)	(343,495)	(394,736)	(426,978)
Unallocated expenses (5)	(81,892)	(70,892)	(66,364)

Total operating loss	$(78,486)	$(5,772)	$(22,761)

(1)	In 2002, we reclassified 2001 and 2000 reimbursements for out-of-pocket expenses from costs to revenue in accordance with EITF Issue No. 01-14. See Note A.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)
The operating income (loss) reported does not represent the total operating results for each operating segment as it does not contain an allocation of sales, marketing, corporate and general administrative expenses incurred in support of the operating segments.

(3)
We recorded restructuring charges of $31.2 million in 2002, $42.6 million in 2001 and $21.5 million in 2000. In 2002, 2001 and 2000, software products included $2.2 million, $24.1 million and $9.3 million, respectively; services included $4.1 million, $2.2 million and $0.7 million, respectively; distribution expenses included $10.2 million, $13.8 million and $10.3 million; and unallocated expenses included $14.6 million, $2.3 million and $1.2 million, respectively, of these restructuring charges. The unallocated expenses in 2002 include $12.6 million related to an increase in reserves on existing excess facilities. See Note B.

(4)	Distribution expenses represent all sales and marketing expenses including the related portion of restructuring charges.
(5)	Unallocated expenses represent all corporate and general and administrative expenses including the related portion of restructuring charges.

Data for the geographic regions in which we operate is presented below:

	September 30,
	2002	2001	2000
		Restated	Restated
Revenue:
North America	$310,659	$412,607	$374,495
Europe	245,859	307,235	337,590
Asia/Pacific	185,439	217,707	206,842

Total revenue	$741,957	$937,549	$918,927

Long-lived assets:
North America	$130,160	$162,013	$155,236
Europe	25,720	38,498	51,955
Asia/Pacific	13,834	18,013	22,527

Total long-lived assets	$169,714	$218,524	$229,718

We license products to customers worldwide. Our sales and marketing operations outside the United States are conducted principally through our foreign sales subsidiaries throughout Europe and the Asia/Pacific region. Intercompany sales and transfers between geographic areas are accounted for at prices that are designed to be representative of unaffiliated party transactions. Total exports were $73.0 million, $61.7 million and $81.5 million in 2002, 2001 and 2000, respectively.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Parametric Technology Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows, stockholders’ equity and comprehensive income (loss) present fairly, in all material respects, the financial position of Parametric Technology Corporation and its subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note B to the accompanying consolidated financial statements, the Company has restated its financial statements for the years ended September 30, 2001 and 2000 related to the recognition of maintenance revenue.

PricewaterhouseCoopers LLP

Boston, Massachusetts
January 27, 2003

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA (1)(2)

	September 30,
	1998	1999	2000	2001	2002
		Restated	Restated	Restated
	(in thousands, except per share data)
Revenue	$1,017,970	$1,056,228	$918,927	$937,549	$741,957
Operating income (loss)	208,020	174,645	(22,761)	(5,772)	(78,486)
Net income (loss)	86,697	116,784	(14,605)	(10,138)	(93,621)
Earnings (loss) per share: (3)
Basic	0.32	0.43	(0.05)	(0.04)	(0.36)
Diluted	0.31	0.42	(0.05)	(0.04)	(0.36)
Total assets	801,060	1,022,208	918,933	803,778	674,959
Working capital	174,239	244,911	252,097	139,534	184,888
Long term liabilities, less current portion	46,014	43,320	37,866	49,111	69,334
Stockholders’ equity	335,504	518,595	515,769	385,092	289,928

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)(2)

	December 29, 2001		March 30, 2002		June 29, 2002		September 30, 2002
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
	(in thousands, except per share data)
Revenue	$199,877	$195,419	$185,015	$179,913	$182,508	$178,065	$188,560
Operating loss	(5,912)	(10,370)	(16,924)	(22,026)	(31,603)	(36,046)	(10,044)
Net loss	(2,949)	(6,040)	(15,285)	(18,468)	(24,570)	(27,340)	(41,773)
Loss per share:
Basic	(0.01)	(0.02)	(0.06)	(0.07)	(0.09)	(0.10)	(0.16)
Diluted	(0.01)	(0.02)	(0.06)	(0.07)	(0.09)	(0.10)	(0.16)
Common stock prices: (4)
High	$9.54		$8.34		$6.16		$3.38
Low	$5.20		$6.04		$3.21		$1.80

	December 30, 2000		March 31, 2001		June 30, 2001		September 30, 2001
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
	(in thousands, except per share data)
Revenue	$235,905	$235,044	$246,473	$245,982	$230,667	$228,767	$227,274	$227,756
Operating income (loss)	16,001	15,140	17,400	16,909	(4,230)	(6,130)	(32,173)	(31,691)
Net income (loss)	12,254	11,721	7,121	6,856	(2,685)	(4,169)	(24,904)	(24,546)
Earnings (loss) per share:
Basic	0.05	0.04	0.03	0.03	(0.01)	(0.02)	(0.10)	(0.09)
Diluted	0.05	0.04	0.03	0.03	(0.01)	(0.02)	(0.10)	(0.09)
Common stock prices: (4)
High	$14.50		$16.63		$13.99		$12.65
Low	$9.22		$8.97		$8.09		$4.60

(1)
In January 1998, we completed a merger with Computervision Corporation that has been accounted for as a pooling of interests. Accordingly, we have restated all financial information to reflect the merger.

(2)	See Note B of “Notes to Consolidated Financial Statements.”
(3)	Per share data has been retroactively adjusted to reflect the one-for-one stock dividend in 1998.
(4)
The common stock prices are based on the Nasdaq Stock Market daily closing stock price. Our common stock is traded on the Nasdaq Stock Market under the symbol “PMTC”. Due to the delayed filing of this annual report on Form 10-K, as of the date of this report our common stock currently trades under the symbol “PMTCE”. See the discussion on page 28 in Item 7.