Form 10-Q
period 2002-12-28
PARAMETRIC TECHNOLOGY CORP
filed 2003-02-11
CIK 857005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: December 28, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒        NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES ☒        NO ☐

There were 262,584,050 shares of our common stock outstanding on December 28, 2002.

PARAMETRIC TECHNOLOGY CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended December 28, 2002

i

PART I – FINANCIAL INFORMATION

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 28, 2002	September 30, 2002
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$183,360	$178,825
Short-term investments	30,264	27,905
Accounts receivable, net of allowance for doubtful accounts of $5,541 and $6,173	159,197	157,522
Prepaid expenses	32,517	30,726
Other current assets	54,109	53,137
Prepaid income taxes	4,879	52,470

Total current assets	464,326	500,585
Marketable investments	1,657	3,684
Property and equipment, net	82,323	86,535
Goodwill (Note 5)	37,081	36,885
Other intangible assets, net (Note 5)	16,160	17,418
Other assets	39,517	29,852

Total assets	$641,064	$674,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,280	$23,834
Accrued expenses	41,950	45,366
Accrued compensation and severance	46,382	49,194
Deferred revenue	179,548	197,303

Total current liabilities	293,160	315,697
Other liabilities	68,424	69,334
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 262,584 shares issued	2,626	2,626
Additional paid-in capital	1,644,320	1,644,198
Accumulated deficit	(1,334,907)	(1,323,517)
Accumulated other comprehensive loss	(32,559)	(33,379)

Total stockholders’ equity	279,480	289,928

Total liabilities and stockholders’ equity	$641,064	$674,959

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended
	December 28, 2002	December 29, 2001
		Restated
		Note 2
Revenue:
License	$51,477	$64,343
Service	120,490	131,076

Total revenue	171,967	195,419

Costs and expenses:
Cost of license revenue	2,645	4,364
Cost of service revenue	48,630	51,601
Sales and marketing	81,443	84,511
Research and development	31,900	34,689
General and administrative	15,523	15,370
Amortization of goodwill and other intangible assets (Note 5)	1,481	9,165
Restructuring charges	—	6,089

Total costs and expenses	181,622	205,789

Operating loss	(9,655)	(10,370)
Other income (expense), net	(565)	255

Loss before income taxes	(10,220)	(10,115)
Provision for (benefit from) income taxes	1,170	(4,075)

Net loss	$(11,390)	$(6,040)

Loss per share (Note 4):
Basic	$(0.04)	$(0.02)
Diluted	$(0.04)	$(0.02)

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended
	December 28, 2002	December 29, 2001
		Restated
		Note 2
Cash flows from operating activities:
Net loss	$(11,390)	$(6,040)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	10,835	18,342
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable	(1,675)	14,745
Accounts payable and accrued expenses	(1,927)	3,025
Accrued compensation and severance	(2,812)	(16,747)
Deferred revenue	(17,755)	(755)
Income taxes	48,709	(6,497)
Other current assets and prepaid expenses	(2,763)	(12,365)
Other noncurrent assets and liabilities	(11,747)	733

Net cash provided (used) by operating activities	9,475	(5,559)

Cash flows from investing activities:
Additions to property and equipment	(4,022)	(10,095)
Additions to other intangible assets	(821)	(411)
Purchases of investments	(5,952)	(14,526)
Proceeds from sales and maturities of investments	5,641	21,633

Net cash used by investing activities	(5,154)	(3,399)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	269
Purchases of treasury stock	—	(4,998)

Net cash used by financing activities	—	(4,729)

Effect of exchange rate changes on cash	214	(646)

Net increase (decrease) in cash and cash equivalents	4,535	(14,333)
Cash and cash equivalents, beginning of period	178,825	217,369

Cash and cash equivalents, end of period	$183,360	$203,036

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three months ended
	December 28, 2002	December 29, 2001
		Restated
		Note 2
Net loss	$(11,390)	$(6,040)

Other comprehensive income (loss), net of tax provision (benefit):
Foreign currency translation adjustment, net of tax of $0 and $(642), respectively	837	(1,192)
Unrealized losses on securities and derivatives, net of tax of $0 and $(22), respectively	(17)	(40)

Other comprehensive income (loss)	820	(1,232)

Comprehensive loss	$(10,570)	$(7,272)

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Parametric Technology Corporation and its wholly owned subsidiaries and have been prepared by management in accordance with generally accepted accounting principles. Unless otherwise indicated, all references to a year reflect our fiscal year, which ends on September 30. The year-end consolidated balance sheet was derived from our audited financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated. The consolidated statement of operations for the three months ended December 29, 2001 reflects the reclassification of reimbursements for out-of-pocket expenses to service revenue (see Note 6) and the consolidated balance sheet as of September 30, 2002 reflects the reclassification of certain intangible assets to goodwill (see Note 5). While we believe that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

The results of operations for the three months ended December 28, 2002 are not necessarily indicative of the results expected for the remainder of the fiscal year.

2.    Restatement

The accompanying unaudited consolidated financial statements for the three months ended December 29, 2001 reflect restatements to the financial statements from our previously filed Form 10-Q for the quarter ended December 29, 2001. In connection with our implementation of a new accounting system in late 2002, we subsequently determined that we had miscalculated the allocation of deferred maintenance revenues from 1999 through 2002, resulting in revenues not being recognized in the proper periods. We identified maintenance revenue recognized during the periods 1999 through 2002 that should have been deferred at September 30, 2002 to be recognized in fiscal 2003 and later periods. We included restated financial statements in our Annual Report on Form 10-K for the year ended September 30, 2002, filed with the Securities and Exchange Commission on January 28, 2003. The financial information for the three months ended December 29, 2001 included in these quarterly financial statements gives effect to the restatement and reflects a reduction in service revenue of $4.5 million for that period.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the effects of the restatement on our consolidated results of operations is as follows:

	Three months ended
	December 29, 2001
	(Unaudited)
	Previously
	Reported	Restated
Consolidated Statements of Operations:
Service revenue (1)	$135,534	$131,076
Operating loss	(5,912)	(10,370)
Loss before income taxes	(5,657)	(10,115)
Benefit from income taxes	(2,708)	(4,075)
Net loss	(2,949)	(6,040)
Loss per share:
Basic	(0.01)	(0.02)
Diluted	(0.01)	(0.02)

(1)	Reflects reclassification of reimbursements for out-of-pocket expenses in accordance with EITF Issue No. 01-14. See Note 5.

3.    Restructuring Charges

In the first quarter of 2002 (ended December 29, 2001), we recorded restructuring charges of $6.1 million for severance and termination benefits associated with a reduction in workforce of approximately 70 people who were notified or terminated during the quarter.

The following table summarizes restructuring charges activity for the three months ended December 28, 2002:

	Employee Severance and Related Benefits	Facility Closures and Other Costs	Total
Balance at September 30, 2002	$2,655	$35,309	$37,964
Disbursements	(1,575)	(1,649)	(3,224)

Balance at December 28, 2002	$1,080	$33,660	$34,740

The accrual for facility closures and related costs is included in accrued expenses and other liabilities in the consolidated balance sheet, and the accrual for employee severance and related benefits is included in accrued compensation and severance. We expect to make cash disbursements of approximately $10 million within the next twelve months, primarily related to facility closure costs.

4.    Earnings (Loss) Per Share

Basic earnings (loss) per share (EPS) is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income (loss) by the weighted

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options using the “treasury stock” method. The following table presents the calculation for both basic and diluted EPS:

	Three months ended
	December 28, 2002	December 29, 2001
		Restated
		Note 2
Net loss	$(11,390)	$(6,040)

Weighted average shares outstanding	262,584	260,353
Dilutive effect of employee stock options	—	—

Diluted shares outstanding	262,584	260,353

Basic loss per share	$(0.04)	$(0.02)
Diluted loss per share	$(0.04)	$(0.02)

Due to the net losses in the first quarter of 2003 and 2002, the effect of outstanding stock options for the purchase of 72.4 million and 67.3 million shares, respectively, was excluded from the computation of diluted EPS as the effect would have been anti-dilutive. Of those amounts, stock options to purchase 71.9 million and 58.3 million shares for first quarter of 2003 and 2002, respectively, had exercise prices per share that were greater than the average market price of our common stock for the period reported.

5.    Goodwill and Other Intangible Assets

On October 1, 2002, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we stopped amortizing goodwill and adopted a new policy for measuring goodwill and other intangible assets for impairment. We currently operate within a single industry segment – computer software and related services. Within this single industry segment we have two operating segments, our software products operating segment and services operating segment (see Note 6, Segment Information, for further discussion). All of our goodwill and other intangible assets are associated with our software products operating segment. Under our new policy, goodwill and other intangible assets are tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the operating segment below its carrying value. We completed the initial impairment review and concluded that no impairment charge was required as of October 1, 2002.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following goodwill and other intangible assets are included in the accompanying consolidated balance sheets:

	December 28, 2002			September 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill and intangible assets with indefinite lives (not amortized):
Goodwill	$139,104	$102,023	$37,081	$138,377	$101,492	$36,885
Trademarks	9,827	5,882	3,945	9,767	5,847	3,920

Sub-total	148,931	107,905	41,026	148,144	107,339	40,805
Intangible assets with finite lives (amortized):
Purchased software	28,353	21,353	7,000	28,274	20,249	8,025
Customer lists	8,534	6,560	1,974	8,475	6,086	2,389
Capitalized software	15,138	12,034	3,104	14,317	11,396	2,921
Other	316	179	137	316	153	163

Sub-total	52,341	40,126	12,215	51,382	37,884	13,498

Total goodwill and intangible assets	$201,272	$148,031	$53,241	$199,526	$145,223	$54,303

Upon adoption of SFAS No. 142, we reclassified the net book value of assembled workforce to goodwill in accordance with that standard. The change in the carrying amounts of goodwill and trademarks for the three months ended December 28, 2002 is due to foreign currency translation adjustments related to those asset balances that are recorded in non-U.S. currencies.

The aggregate amortization expense for intangible assets with finite lives recorded for the three months ended December 28, 2002 was $2.1 million, with $1.5 million recorded as amortization of goodwill and other intangible assets and $0.6 million recorded as cost of license revenue. The estimated aggregate future amortization expense for intangible assets with finite lives remaining as of December 28, 2002 is $5.9 million for the remainder of 2003, $5.7 million for 2004, $0.4 million for 2005, and $0.2 million for 2006.

The following table sets forth the net loss for the three months ended December 28, 2002 and December 29, 2001, as adjusted to exclude amortization expense related to goodwill and other intangible assets that are no longer being amortized.

	Three months ended
	December 28, 2002	December 29, 2001
		Restated
		Note 2
Reported net loss	$(11,390)	$(6,040)
Goodwill amortization	—	5,755
Trademark amortization	—	276

Adjusted net loss	$(11,390)	$(9)

Loss per share—Basic	$(0.04)	$(0.00)

Loss per share—Diluted	$(0.04)	$(0.00)

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Recent Accounting Pronouncements

Accounting for Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS No. 148”). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 Accounting for Stock-Based Compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS No. 148 will be effective for all financial statements for fiscal years ending after December 15, 2002. The disclosure requirements shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We expect to adopt the disclosure portion of this statement for the quarter ending March 29, 2003. The application of this standard will have no impact on our consolidated financial position or results of operations.

Costs Associated with Exit or Disposal Activities

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS No. 146, an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 was effective for exit or disposal activities initiated after December 31, 2002.

Reimbursements for Out-of-Pocket Expenses

In November 2001, the Emerging Issues Task Force (EITF) issued, effective for financial reporting periods beginning after December 15, 2001, Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred requiring that reimbursements by our customers for our out-of-pocket expenses be classified as revenue. Historically, we recorded these reimbursements as a reduction to our cost of service revenues (offsetting the related costs). Beginning in the second quarter of 2002, we were required to adopt the EITF guidance and, accordingly, have reclassified reimbursements for out-of-pocket expenses (including prior comparable periods) to service revenue and correspondingly increased the Cost of Service Revenue. For the three months ended December 29, 2001, reimbursements reclassified to service revenue totaled $1.3 million.

7.    Segment Information

We operate within a single industry segment—computer software and related services. Within this single segment, we have two software product categories: (1) our computer aided design, manufacturing and engineering software (design solutions), including our flagship Pro/ENGINEER® design software, which provides engineering solutions to our customers, and (2) our internet-based collaboration technologies (collaboration and control solutions), including our Windchill® software, which provide collaborative information management solutions to our customers.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is our executive officers. We have two operating segments: (1) software products, which includes license and maintenance revenue (including new releases and hot line support); and (2) services, which includes consulting, implementation, education and other technical support revenue. For external reporting purposes, maintenance revenue is included in Service Revenue. We do not allocate certain sales, marketing or administrative expenses to our operating segments, as these activities are managed separately.

The revenue and operating income (loss) attributable to these operating segments are summarized as follows:

	Three months ended
	December 28, 2002	December 29, 2001
		Restated
		Note 2
Revenue:
Software products: (1)
Design solutions	$108,649	$121,958
Collaboration and control solutions	23,399	26,211

Total software products revenue	132,048	148,169
Services: (2)
Design solutions	19,706	24,172
Collaboration and control solutions	20,213	23,078

Total services revenue	39,919	47,250
Total revenue:
Design solutions	128,355	146,130
Collaboration and control solutions	43,612	49,289

Total revenue	$171,967	$195,419

Operating income (loss): (3) (4)
Software products	$84,827	$88,972
Services (4)	2,484	5,759
Distribution expenses (4) (5)	(81,443)	(88,724)
Unallocated expenses (4) (6)	(15,523)	(16,377)

Total operating loss	$(9,655)	$(10,370)

(1)	Includes maintenance service revenues which, in the consolidated statements of operations, is included in Service Revenue.
(2)	In the second quarter of 2002, we reclassified reimbursements for out-of-pocket expenses from costs to revenue in accordance with EITF Issue No. 01-14. See Note 6.
(3)	The operating income (loss) reported does not represent the total operating results for each operating segment as it does not contain an allocation of sales, marketing, corporate and general administrative expenses incurred in support of the operating segments.
(4)	In the first quarter of 2002, services included $0.9 million, distribution expenses included $4.2 million and unallocated expenses included $1.0 million, respectively, of the $6.1 million restructuring charge. There were no restructuring charges in the first quarter of 2003.
(5)	Distribution expenses represent all sales and marketing expenses including the related portion of restructuring charges.
(6)	Unallocated expenses represent all corporate and general and administrative expenses including the related portion of restructuring charges.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Data for the geographic regions in which we operate is presented below:

	Three months ended
	December 28, 2002	December 29, 2001
		Restated
		Note 2
Revenue:
North America	$70,958	$82,050
Europe	53,809	69,496
Asia/Pacific	47,200	43,873

Total revenue	$171,967	$195,419

Total long-lived assets by geographic region have not changed significantly from September 30, 2002.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q about our anticipated financial results and long-term growth, as well as about the development of our products and markets, are forward looking statements that are based on our current plans and assumptions. Important information about the bases for these plans and assumptions and certain factors that may cause our actual results to differ materially from these statements are contained below and in “Important Factors That May Affect Future Results” beginning on page 26.

Introduction

As described in Note 2 to our accompanying unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, we have restated our financial statements for the fiscal years ended September 30, 2001, 2000 and 1999. In connection with the implementation of a new accounting system in late 2002, we subsequently determined that we had miscalculated the allocation of deferred maintenance revenues from 1999 through 2002, resulting in revenues not being recognized in the proper periods. We identified maintenance revenue recognized during the periods 1999 through 2002 that should have been deferred at September 30, 2002 to be recognized in fiscal 2003 and later periods. We included restated financial statements in our Annual Report on Form 10-K for the year ended September 30, 2002, filed with the Securities and Exchange Commission on January 28, 2003. The financial information for the three months ended December 29, 2001 included in the following discussion gives effect to the restatement and reflects a reduction in service revenue of $4.5 million for that period.

A summary of the effects of the restatement on our consolidated results of operations is as follows:

	Three months ended
	December 29, 2001 (Unaudited)
	Previously Reported	Restated Note 2
Consolidated Statements of Operations:
Service revenue (1)	$135,534	$131,076
Operating loss	(5,912)	(10,370)
Loss before income taxes	(5,657)	(10,115)
Benefit from income taxes	(2,708)	(4,075)
Net loss	(2,949)	(6,040)
Loss per share:
Basic	(0.01)	(0.02)
Diluted	(0.01)	(0.02)

(1)	Reflects reclassification of reimbursements for out-of-pocket expenses in accordance with EITF Issue No. 01-14. See Note 5 of Notes to Consolidated Financial Statements.

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

Historically, our core business focus has been to provide design solutions to customers through our flagship Pro/ENGINEER® design software, and we continue to provide our customers with industry-leading product development, manufacturing and engineering design solutions based on this software. License and services revenue associated with our design solutions continues to comprise a majority of our revenue. While the discrete market for computer-aided design solutions has declined, we believe that there is opportunity for growth in the adjacent collaboration and control solutions market and have seen these two markets converge into the broader PLM opportunity. With our full suite of PLM software solutions, we see an opportunity to address several key challenges that manufacturing companies face in their product development processes: more frequent change, heterogeneity of systems, and increased communication inside and outside the manufacturing enterprise to support growing outsourcing and increasingly transparent supply chains. Accordingly, we have channeled significant resources into our Windchill®-based collaboration and control solutions technology so that, with our PLM software suite, we can provide our customers a complete product development system.

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

The cornerstone of our design solutions software is Pro/ENGINEER, a mechanical design automation technology based on a robust, parametric, feature-based solid modeler, enabling changes made during the design process to be associatively updated throughout the design. Pro/ENGINEER is complemented by functional options and extensions as well as other products for drafting, design, surfacing, visualization and analysis. These features, along with its “Designed for Windows XP®” user-interface, allow companies to create more innovative, differentiated and functional products quickly and easily.

In February 2003, we commenced shipment of the production version of Pro/ENGINEER Wildfire™, the most recent release of our Pro/ENGINEER design solution. Pro/ENGINEER Wildfire is designed to offer design engineers enhanced ease-of-use and the ability to integrate design tools with our collaboration and control solutions. In line with our unified product strategy, Pro/ENGINEER Wildfire supports web-interfaces and Windchill-based interfaces that provide customers with the opportunity to more readily integrate traditional design solutions with collaboration and control solutions. Additionally, Pro/ENGINEER Wildfire offers optional peer-to-peer design conferencing from within the application, enabling enhanced real-time collaboration with a distributed design team.

COLLABORATION AND CONTROL SOLUTIONS

Our collaboration and control solutions are based on our Windchill technology, which has evolved since its introduction in 1998 to address evolving customer needs. Windchill is currently sold in two forms: Windchill Enterprise and our Windchill Link solutions.

Windchill Enterprise consists of a suite of commercial “off-the-shelf” application modules for an engineering environment, consisting principally of the following: a vault for data management to store and retrieve product files; workflow applications for sequencing the flow of product information and change management processes; visualization software for enabling the customer to see a three dimensional view of product data; and, when desired, data adaptors for connecting to standard computer aided design (CAD) software or standard enterprise resource planning (ERP) systems via standard application interfaces. The application modules include standard features and functions with capabilities that include product management, collaboration, and product planning.

Our Windchill Link solutions consist of pre-configured, integrated products that utilize the web-based Windchill architecture, as well as components of our design solutions and our Windchill Enterprise application modules. These point solutions are designed to address specific business-critical manufacturing functions and can be implemented with little configuration in as little as several weeks in accordance with a pre-defined implementation methodology. These solutions include Windchill ProjectLink™, Windchill PDMLink™, Windchill PartsLink™ and Windchill DynamicDesignLink™.

These design and collaboration and control solutions are part of our overall strategy to provide a complete portfolio of PLM solutions that address specific business challenges that occur at various points in the product lifecycle. They are designed to enable manufacturers to deliver new products to market faster and manage the complexities of product development throughout an evolving supply chain. Going forward, we plan to evaluate periodically the requirements of our customers and general market need for additional solutions.

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

Results of Operations

The following is an overview of our results of operations for the first quarters of 2003 and 2002:

•	Total revenue was $172.0 million for the first quarter of 2003 compared to $195.4 million for the first quarter of 2002.

•	Our year-over-year first quarter revenue declined 12%, reflecting a 20% decrease in software license revenue and an 8% decrease in service revenue.

•	Collaboration and control (Windchill-based) solutions revenue decreased to $43.6 million for the first quarter of 2003 from $49.3 million in the first quarter of 2002.

•	Design solutions revenue decreased to $128.4 million for the first quarter of 2003 from $146.1 million for the first quarter of 2002.

•	There were no restructuring charges in the first quarter of 2003, compared to $6.1 million in the first quarter of 2002.

•	For the first quarter of 2003, we incurred a net loss of $11.4 million, compared to a net loss of $6.0 million for the first quarter of 2002.

The following table shows certain consolidated financial data as a percentage of our total revenue for the first quarters of 2003 and 2002:

	December 28, 2002	December 29, 2001
		Restated
		Note 2
Revenue:
License	30%	33%
Service	70	67

Total revenue	100	100

Costs and expenses:
Cost of license revenue	2	2
Cost of service revenue	28	26
Sales and marketing	47	43
Research and development	19	18
General and administrative	9	8
Amortization of goodwill and other intangible assets	1	5
Restructuring charges	—	3

Total costs and expenses	106	105

Operating loss	(6)	(5)

Other income (expense), net	—	—

Loss before income taxes	(6)	(5)
Provision for (benefit from) income taxes	1	(2)

Net loss	(7)%	(3)%

Revenue

Total Revenue

Our revenue consists of software license revenue and service revenue, which includes software maintenance, consulting, implementation, education and other technical support revenue. Overall, our total revenue decreased 12% in the first quarter of 2003, compared to the first quarter of 2002. The decrease in total revenue in the first quarter of 2003 compared to the first quarter of 2002 reflects a decrease of 12% in both our total collaboration and control (Windchill-based) solutions revenue and in our total design solutions revenue. Total revenue was adversely affected by continued weakness in technology spending in the global manufacturing economy and the other factors described below in Design Solutions Revenue. We derived 59% and 58% of our total revenue from sales to customers outside of North America in the first quarters of 2003 and 2002, respectively.

Total license revenue decreased 20% in the first quarter of 2003, compared to the first quarter of 2002. Service revenue accounted for 70% and 67% of total revenue in the first quarter of 2003 and 2002, respectively. Service revenue, which has a lower gross profit margin than license revenue, decreased by $10.6 million or 8% in the first quarter of 2003, compared to the first quarter of 2002. Service revenue has been, and may continue to be, adversely affected by lower license sales in current and prior periods.

Collaboration and Control (Windchill-based) Solutions Revenue

Total revenue from our collaboration and control (Windchill-based) solutions and related services decreased 12% in the first quarter of 2003, compared to the first quarter of 2002, while remaining at 25% of total revenue for both the first quarters of 2003 and 2002. To meet what we believe is an opportunity for growth in the broader PLM solutions market, we have invested significant resources in our Windchill technology over the past two years. While we continue to derive our overall license and service revenue primarily from our design solutions, we expect our collaboration and control solutions revenue to comprise a growing percentage of total revenue in the future.

License revenue for our collaboration and control software decreased 15% in the first quarter of 2003, compared to the first quarter of 2002. Service revenue related to collaboration and control software decreased 9% in the first quarter of 2003, compared to the first quarter of 2002. Although we experienced a degree of sequential growth in revenue from the fourth quarter of 2002 to the first quarter of 2003, we attribute the decline in our collaboration and control software license revenue from the first quarter of 2002 and prior periods to the reluctance of our customers to consummate large enterprise software purchases in the current unstable economic climate and to lower levels of service activity resulting from planned growth in our partner program (described below).

Since introducing our Windchill technology, we have focused on offering enterprise-wide solutions, which are characterized by longer and less predictable sales cycles and more complex service engagements. While comprising a small portion of our overall revenues, these enterprise offerings still account for the majority of our collaboration and control related revenue. To complement our enterprise offerings, we have introduced Windchill-based point solutions targeted at specific business-critical PLM processes (our Windchill Link solutions). These Windchill Link solutions can be implemented easily and quickly, which may limit service revenue opportunities but should help generate additional license revenue once they begin to gain acceptance. During the first quarter of 2003, these Windchill Link solutions accounted for 40% of our collaboration and control license revenue. We believe these solutions address a growing customer demand for better return on investment. As the requirements of our customers and general market change, we plan to periodically evaluate the need for additional solutions.

We also have entered into business relationships with leading systems integrators and other strategic partners to expand the footprint of our distribution and services efforts. While these initiatives have contributed to recent declines in service revenues and may limit some opportunities for additional service revenue growth within enterprise-level implementations, we believe that entering into these relationships will best serve to expand the coverage of our collaboration and control software solutions, generate additional license and maintenance revenue, and provide necessary expertise for implementation and support of our solutions.

Design Solutions Revenue

We have been experiencing declines in our design solutions revenue. Comparing the first quarter of 2003 to the first quarter of 2002, total revenue from our mechanical design and engineering software tools and related services (our design solutions) decreased 12%, license revenue for our design solutions software decreased 22%, service revenue related to design solutions decreased 8%, software unit sales for our design solutions decreased by 8%, and the average selling price of this software decreased 15%. Reasons for declines in our design solutions revenue include: the weakness in technology spending in the global manufacturing economy, which has led to a decline in large dollar license transactions with existing customers; increased competition and price pressure from products offering more limited functionality at lower cost; and the difficulty associated with displacing incumbent product design systems in the discrete market for computer-aided design solutions. Design solutions revenue may also have been impacted by customers’ anticipation of Pro/ENGINEER Wildfire, which commenced shipment in the second quarter of 2003.

To address the decline in our design solutions revenue, we are in the process of introducing design solutions packages that have price points, functionality and ease-of-use features that appeal to a broader spectrum of design solution users. Pro/ENGINEER Wildfire, released in February 2003, supports web interfaces and Windchill-based interfaces that will provide customers with the opportunity to more readily integrate traditional design solutions with collaboration and control solutions. The product’s new user interface makes it more competitive with lower-end modeling tools on the market that are known for ease-of-use, while maintaining the powerful functionality of Pro/ENGINEER. The new Web interface, which is unique to Pro/ENGINEER, offers a differentiated design solution to manufacturing companies looking for a complete product development system. While all Pro/ENGINEER maintenance paying customers will receive Pro/ENGINEER Wildfire as a release, we are offering complementary technology packages for both our installed customer base and new customers.

We have been building and diversifying our reseller channel to become less dependent on a small number of distributors and to provide the resources necessary for more effective distribution of our design solutions. We believe that utilizing diverse and geographically dispersed distributors that focus on smaller businesses provides an efficient and cost effective means to reach these customers while allowing our direct sales force to focus on higher impact sales opportunities. Design solutions license sales from our reseller channel were up 19% in the first quarter of 2003, compared to the first quarter of 2002, and we expect that the design solutions revenue that we license through third-party distributors and agents will continue to increase over the next several quarters.

Our largest distributor has been Rand A Technology Corporation. During the first quarter of 2003 we amended our distribution agreements with Rand covering certain territories. Rand’s distribution rights under these agreements will now expire on December 31, 2003 rather than on October 1, 2005. Also during the first quarter of 2003, we appointed Mensch und Maschine Software AG as a major distributor of our design solutions in Europe. We do not expect the revisions to the Rand distribution agreements or the addition of Mensch und Maschine Software AG to have a material impact on our operating results.

REVENUE BY GEOGRAPHY (IN MILLIONS)

Outlook

Looking forward, our overall performance will depend on: improved economic conditions and the strengthening of technology spending in the global manufacturing sector; our ability to elevate PLM expenditures over other technology spending as a budgetary priority among our customers; our ability to successfully execute our product strategy to provide an integrated, easy to use and rapidly deployable suite of PLM software solutions that enable creation, collaboration and control across the extended design chain with a proven return on investment; and our ability to differentiate our products and services from those of our competitors. Over the course of 2001 and 2002, we released a suite of Windchill Link point solutions targeted for the market that we see developing for overall PLM solutions and have just introduced Pro/ENGINEER Wildfire, the most recent version of our  Pro/ENGINEER design solution. Pro/ENGINEER Wildfire is designed to offer design engineers enhanced ease of use and the ability to integrate design tools with our Windchill Link solutions. This suite of PLM software solutions provides the foundation for our future growth, as these solutions expand upon traditional high-end design products, for which the market has declined. We must accordingly focus on refining and marketing these solutions so that our customers are able to clearly recognize and understand their advantages.

As a key component to informing our customers about PLM, in the first quarter of 2003 we announced: “The way to Product First: A Roadmap for Creating and Capturing Value.” The way to Product First is a detailed product development strategy roadmap for manufacturing companies trying to improve their use of the product development process to create sustainable value. It provides a framework for companies looking to improve their business with a centralized focus on creating better products through specific product development strategies, initiatives and competencies. We believe the roadmap clearly demonstrates the link between the product development process and achieving corporate goals and objectives. As such, the roadmap will be an important tool for demonstrating the value of our PLM solutions to our customers.

Our success also will depend on other factors, including: our ability to optimize our sales coverage and productivity through, among other means, effective utilization and management of our third-party systems integrator partners, resellers, and other strategic partners as well as our own sales teams; our ability to further improve customer satisfaction and to build customer references; and our success at penetrating strategic emerging markets. We believe we have made progress on these initiatives; however, spending in our sector of the economy is weak and prospects remain uncertain. We believe that the weakness in the economy will continue to impact our revenue by causing our customers to reduce or defer their expenditures for software and services.

Additional factors affecting our revenues and operating results are identified under “Important Factors That May Affect Future Results” below.

Costs and Expenses

Our operating expenses are based on anticipated future revenue and are largely fixed for the short term. Primarily as a result of restructuring initiatives, costs and expenses (excluding amortization of goodwill and other intangible assets and restructuring charges) decreased 5% in the first quarter of 2003 to $180.1 million, compared to $190.5 million in the first quarter of 2002.

Due to lower than expected revenues, we initiated cost cutting measures and reduced our headcount to 3,803 at the end of 2002, down from 4,533 at September 30, 2001. As a result of these headcount reductions and excess facility costs, we recorded restructuring charges of $31.2 million in 2002, including $6.1 million in the first quarter of 2002 (see “Restructuring Charges” below and Note 3 of Notes to Consolidated Financial Statements).

Cost of License Revenue

Our cost of license revenue consists of fixed and variable costs associated with reproducing and distributing software and documentation and the payment of royalties. Cost of license revenue was $2.6 million, or 5% of license revenue, in the first quarter of 2003 and $4.4 million, or 7% of license revenue, in the first quarter of 2002. Cost of license revenue as a percent of license revenue can vary depending on product mix sold in the quarter and the effect of fixed and variable royalties in relation to the level of license revenue.

Cost of Service Revenue

Our cost of service revenue includes costs associated with training, customer support and consulting personnel, such as salaries and related costs, the release of maintenance updates and facility costs. Cost of service revenue as a percentage of service revenue was 40% and 39% in the first quarters of 2003 and 2002, respectively.

Sales and Marketing

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. Sales and marketing costs as a percentage of total revenue were 47% and 43% for the first quarters of 2003 and 2002, respectively; the increased percentage was due to decreased revenue, partially offset by decreased costs. These costs decreased 4%, or $3.1 million, in the first quarter of 2003 compared to the first quarter of 2002. The decrease is primarily due to reduced headcount, facilitated by more cost-efficient sales coverage and the centralization of our pre-sales delivery group through the establishment of “Innovation Centers,” and lower commissions resulting from lower license revenue.

Research and Development

Our research and development expenses consist principally of salaries and benefits, expenses associated with product translations, costs of computer equipment and facility expenses. Research and development expenses as a percentage of total revenue were 19% and 18% for the first quarters of 2003 and 2002, respectively. These costs decreased 8%, or $2.8 million, in the first quarter of 2003, compared to the first quarter of 2002, primarily due to a 7% decrease in headcount as of the end of the first quarter of 2003, compared to the first quarter of 2002.

General and Administrative

Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources and administrative functions. General and administrative expenses as a percentage of total revenue were 9% and 8% for the first quarter of 2003 and 2002, respectively. These costs increased 1%, or $0.2 million, in the first quarter of 2003, compared to the first quarter of 2002. The increase in total general and administrative expenses was due to investments in information technology systems and financial infrastructure, offset by a 10% decrease in headcount as of the end of the first quarter of 2003, compared to the first quarter of 2002, and lower bad debt expense.

Amortization of Goodwill and Other Intangible Assets

These costs represent the amortization of intangible assets acquired, including developed technology and customer lists and, prior to October 1, 2002, goodwill, trademarks and assembled workforce. In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that, effective October 1, 2002, ratable amortization of goodwill and intangible assets with indefinite useful lives be replaced with periodic impairment tests of those assets and that certain intangible assets other than goodwill be amortized over their useful lives. Beginning October 1, 2002, we no longer amortize goodwill and certain intangible assets with an indefinite useful life, including acquired trademarks. As a result, amortization of goodwill and other intangible assets decreased $7.7 million to $1.5 million in the first quarter of 2003 from $9.2 million in the first quarter of 2002. See Note 5 of Notes to Consolidated Financial Statements.

Restructuring Charges

There were no restructuring charges in the first quarter of 2003, compared to $6.1 million in the first quarter of 2002. The 2002 restructuring charges were related to severance and termination benefits associated with a reduction in workforce of approximately 70 people who were notified or terminated during the quarter.

In the first quarter of 2003, we made cash payments of $3.2 million for restructuring charges. Amounts not yet paid at December 28, 2002 related to restructuring charges were $34.7 million, primarily related to facility reserves, of which we expect to pay approximately $10 million within the next twelve months.

Other Income (Expense), Net

Other income (expense), net includes interest income, costs of hedging contracts, certain realized and unrealized foreign currency transaction gains or losses, and other charges incurred in connection with financing customer contracts. For the first quarter of 2003, we reported other expense of $0.6 million, compared to $0.3 million of income in the first quarter of 2002. The higher net expense is due primarily to lower interest income from lower average cash balances and lower average yields in 2003.

Income Taxes

Our effective tax rate was a provision of 11% for the first quarter of 2003 and a benefit of 40% for the first quarter of 2002. The difference between our effective tax rate and the statutory federal income tax rate of 35% in the first quarter of 2003 was due primarily to U.S. operating losses that could not be benefited and taxes payable in certain foreign jurisdictions. The difference in the first quarter of 2002 was due primarily to the non-deductibility of certain acquisition-related amortization and foreign operating losses that could not be benefited.

Employees

The number of worldwide employees was 3,800 at December 28, 2002, compared to 4,240 at December 29, 2001. The decrease over the prior year is primarily a result of terminations associated with the reductions in workforce in the first and third quarters of 2002.

Critical Accounting Policies

The preparation of our financial statements in conformity with generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Management has made its best estimates and judgments, giving due consideration to materiality, and these estimates, judgments and assumptions are continually evaluated based on available information and experience. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates. Note A to the Consolidated Financial Statements included in our Form 10-K for the year ended September 30, 2002 describes our significant accounting policies.

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

We estimate the percentage of completion on contracts with fixed or “not to exceed” fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours for the project’s completion. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized upon completion of the contract. When total cost estimates exceed revenues, we accrue for the estimated losses immediately.

We generally account for software license revenues included in multiple-element arrangements using the residual method prescribed in SOP 98-9. Under the residual method, the fair value of the undelivered elements (i.e., maintenance, consulting, and education services) based on vendor specific objective evidence (VSOE) is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements (i.e., software license). If evidence of the fair value of one or more of the undelivered services does not exist, revenues are deferred and recognized when delivery of those services occurs or fair value can be established. We determine VSOE of fair value for services revenues based upon our current pricing for those services when sold separately, and VSOE of fair value for maintenance services may additionally be measured by substantive renewal rates. Our current pricing practices are influenced primarily by product type, purchase volume, maintenance term, and customer location. We review services revenues sold separately and maintenance renewal rates on a periodic basis and update, when appropriate, our VSOE of fair value for such services revenues to ensure that it reflects our current pricing. Significant incremental discounts offered in multiple-element arrangements that would be characterized as separate elements are infrequent and are allocated to software license revenues under the residual method. Where a customer receives a subscription based license, license revenue is recognized ratably over the term of the arrangement. In limited circumstances, where the right to use the software license is contingent upon current payments of maintenance, fees for software and maintenance are recognized ratably.

Maintenance services generally include rights to unspecified upgrades (when and if available), telephone support, updates, and bug fixes. Maintenance revenue is recognized ratably over the term of the maintenance contract on a straight-line basis when all the revenue recognition requirements are met. It is uncommon for us to offer a specified upgrade to an existing product; however, in such instances, revenue is deferred until the future upgrade is delivered.

Consulting revenues are generally recognized as the services are performed on a time and materials basis. Consulting revenues for fixed-priced contracts are recognized using the percentage-of-completion method described above. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. Reimbursements of out-of-pocket expenditures incurred in connection with providing consulting services are included in services revenue, with the offsetting expense recorded in cost of services revenue.

Education services include hands-on, web-based and classroom training, and self-evaluation. Education revenues are recognized as the related training services are provided.

Valuation of Long-lived Assets

We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period or a reduction of our market capitalization relative to net book value. When an impairment review is triggered, we measure any impairment based on discounted cash flow projections. Our net goodwill and other intangible assets totaled $53.2 million as of December 28, 2002.

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” effective October 1, 2002 and, as a result, we no longer amortize goodwill and certain intangible assets with an indefinite useful life. As a result of adopting SFAS No. 142, amortization of goodwill and other intangible assets was $7.7 million lower in the first quarter of 2003, compared to the first quarter of 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2003 and an annual impairment review thereafter. We completed the initial impairment review and concluded that, as of October 1, 2002, no impairment charge was required. There can be no assurance that at the time subsequent impairment reviews are completed an impairment charge will not be recorded in light of the factors described in the preceding paragraph. If a charge is deemed necessary in the future, it would directly affect net income (loss) for the period in which the charge was taken.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that it is more likely than not that all or a portion of deferred tax assets will not be realized, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Net deferred tax liabilities at December 28, 2002 were $0.8 million, comprised of deferred tax assets of $118.5 million, a valuation allowance of $96.0 million and deferred tax liabilities of $23.3 million. Our deferred tax assets consist primarily of net operating loss carryforwards. In 2002, we increased our deferred tax valuation allowance and recorded a corresponding $48.0 million charge to income tax expense. The decision to record the valuation allowance required significant judgment. Had we not recorded this valuation allowance, we would have reported materially different results. If the realization of deferred tax assets in the future is considered more likely than not, a reduction in the valuation allowance would increase net income in the period such determination was made.

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

Our accounts receivable balance was $159.2 million, net of an allowance for doubtful accounts of $5.5 million as of December 28, 2002. If the financial condition of our customers were to deteriorate, additional allowances may be required resulting in future operating expenses that are not included in the allowance for doubtful accounts. Concentration of credit risk with respect to trade receivables is not significant, except for a receivable from our largest distributor, Rand A Technology Corporation, which accounted for 6% of total receivables as of December 28, 2002. In the first quarter of 2003, we amended our distribution agreements with Rand covering certain territories, and Rand’s distribution rights under these agreements will now expire on December 31, 2003 rather than on October 1, 2005. We do not expect the revisions to the distribution agreement to have a material impact on our operating results.

Restructuring Charges

We periodically record restructuring charges resulting from restructuring our operations, including consolidations and/or relocations of operations, changes in our strategic plan, or managerial responses to declines in demand, increasing costs, or other environmental factors. The determination of restructuring charges requires management’s judgment and may include costs related to employee benefits, such as costs of severance and termination benefits, and costs for future lease commitments on excess facilities, net of estimated future sublease income. In determining the amount of the facilities charge, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates will be reviewed and potentially revised on a quarterly basis based on known real estate market conditions and the credit worthiness of subtenants, resulting in revisions to established facility reserves. In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. In SFAS No. 146, an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 was effective for exit or disposal activities initiated after December 31, 2002.

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

Liquidity and Capital Resources

	December 28, 2002	December 29, 2001
Cash and investments	$215,281	$227,720
Cash provided (used) by operating activities	9,475	(5,559)
Cash used by investing activities	(5,154)	(3,399)
Cash used by financing activities	—	(4,729)

Cash disbursements for restructuring charges	(3,224)	(16,125)

Our operating activities, the proceeds from our issuance of stock under stock plans and existing cash and investments provided sufficient resources to fund our employee base, capital asset needs, stock repurchases, acquisitions and financing needs, in all periods presented.

As of December 28, 2002, cash and investments totaled $215.3 million, up from $210.4 million at September 30, 2002. Our investment portfolio is diversified among security types, industries and individual issuers. Our investments are generally liquid and investment grade. The portfolio is primarily invested in short-term securities to minimize interest rate risk and to ensure cash is available to meet requirements as needed. The increase in cash and investments during the first quarter of 2003 consisted primarily of $9.5 million provided by operations, partially offset by $5.2 million used for investing activities.

Cash provided by operations was $9.5 million in the first quarter of 2003, compared to $5.6 million of cash used by operations in the first quarter of 2002. Cash provided by operations was higher in the first quarter of 2003 primarily due to receipt of a U.S. federal income tax refund of $48.2 million and lower cash expenditures for restructuring charges incurred during the quarter ($3.2 million in 2003, compared to $16.1 million in 2002), partially offset by a $10.6 million cash contribution to a U.S. defined benefit pension plan in the first quarter of 2003, higher net losses of $11.4 million in the first quarter of 2003 compared to net losses of $6.0 million in the first quarter of 2002, and unfavorable changes in operating assets and liabilities.

Cash used to fund investing activities was $5.2 million in the first quarter of 2003, compared to $3.4 million in the first quarter of 2002. The increase in cash used to fund investing activities in 2003 is due primarily to lower net proceeds from sales and maturities of investments in 2003, partially offset by lower capital expenditures in 2003. In the first quarters of 2003 and 2002, we acquired $4.8 million and $10.5 million, respectively, of capital equipment and other intangible assets. Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements.

Financing activities did not provide or use any cash in the first quarter of 2003, compared to cash used for financing activities of $4.7 million in the first quarter of 2002. The change is primarily because there were no stock repurchases in 2003, compared to $5.0 million used for stock repurchases in 2002. Through December 28, 2002, we had repurchased, at a cost of $366.7 million, a total of 31.1 million shares of the 40.0 million shares authorized by the Board of Directors to be repurchased under our repurchase program. In 2002, 13.5 million shares of treasury stock were retired and restored to the status of authorized but unissued shares. Unless otherwise determined by the Board, any shares of our common stock repurchased in the future will automatically be restored to the status of authorized and unissued shares.

We lease office facilities and certain equipment under operating leases that expire at various dates through 2014, including an operating lease agreement related to our headquarters office in Needham, Massachusetts entered into in 2000, which expires in December 2012, subject to certain renewal rights. These leases qualify for operating lease accounting treatment and, as such, were not included on our balance sheet. At September 30, 2002, our future minimum lease payments, net of sublease income, for the next five years under noncancellable operating leases with remaining terms of one or more years were $40.9 million, $32.2 million, $27.3 million, $21.5 million and $18.5 million for the years 2003 through 2007, respectively, and $80.0 million thereafter. For further information on our operating lease commitments, refer to Note G to the Consolidated Financial Statements included in our Form 10-K for the year ended September 30, 2002.

We believe that existing cash and short-term investments together with cash generated from operations and the issuance of common stock under our stock plans will be sufficient to meet our working capital, financing and capital expenditure requirements through at least the next twelve months. In the first quarter of 2003, we received a U.S. federal income tax refund of $48.2 million and we made a $10.6 million cash contribution to our U.S. defined benefit pension plan. Over the next twelve months, we expect to incur cash disbursements estimated at $10 million for restructuring charges incurred in prior periods. Capital expenditures for 2003 are currently anticipated to approximate capital expenditures incurred during 2002, but could be reduced if our operating results are lower than anticipated. Our cash position could be adversely affected should operating losses continue and should we continue to invest in our collaboration and control business without realizing business growth.

New Accounting Pronouncements

In accordance with recently issued accounting pronouncements, we will be required to comply with certain changes in accounting rules and regulations. See Note 5 of Notes to Consolidated Financial Statements included herein.

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

II.    Design Solutions Related Considerations

Increasing competition in the computer aided design marketplace may reduce our revenues

There are an increasing number of competitive design products. Some competitive products have reached a level of functionality whereby product differentiation is less likely, in and of itself, to dislodge incumbent design systems, given the training and other startup costs associated with system replacement. We recently have introduced the next major release of our design solutions, Pro/ENGINEER Wildfire, which focuses on PLM interoperability and ease-of-use. Although Pro/ENGINEER Wildfire and other initiatives are designed to address these competitive pressures, increased competition and further market acceptance of competitive products could have a negative effect on pricing and revenue for our products, which could have a material adverse affect on our results.

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

III.    Collaboration and Control Solutions and Overall PLM Related Considerations

We are attempting to capitalize on a web-based, business-to-business market opportunity known as Product Lifecycle Management (PLM). It may be that our assumptions about this market opportunity are wrong, which could adversely affect our results

We have identified PLM as a new market opportunity for us, and have devoted significant resources toward capitalizing on that opportunity. Our collaboration and control (Windchill-based) solutions, together with our design solutions, allow us to offer a suite of PLM solutions and related services targeted at this market. This suite includes software and services that utilize Internet technologies to permit our customers’ employees, suppliers and customers to collaboratively develop, build, distribute and manage products throughout their entire lifecycle. Because the market for software products that allow companies to collaborate on product information on an enterprise-wide level is newly emerging and because companies have not traditionally linked customers and suppliers in this process directly, we cannot be certain as to the size of this market, whether it will grow, or whether companies will elect to utilize our products rather than attempt to develop applications internally, acquire them from other sources or to forego PLM initiatives altogether.

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

Short-term liquidity

Should losses continue, our liquidity position may be adversely affected, which may lead to a diminished ability to implement strategic initiatives and/or make investments in our operational infrastructure.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than as disclosed in this report on Form 10-Q, there have been no significant changes in our market risk exposure as described in Item 7A: “Quantitative and Qualitative Disclosures About Market Risk” to our 2002 Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

(a)    Evaluation of disclosure controls and procedures.    Our chief executive officer and our acting chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

(b)    Changes in internal controls.    There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART II—OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

10.1	Executive Agreement with C. Richard Harrison, Chief Executive Officer, dated January 21, 2003.

10.2	Form of Executive Agreement with certain Executive Officers, together with schedule identifying each Executive Officer.

99.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

(b)    Reports on Form 8-K

Form 8-K dated November 12, 2002 reporting that on November 12, 2002, Edwin J. Gillis resigned as the company’s Chief Financial Officer and that, effective immediately, Thomas L. Beaudoin was named acting Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PARAMETRIC TECHNOLOGY CORPORATION

By:	/s/ THOMAS L. BEAUDOIN
Thomas L. Beaudoin Senior Vice President, Finance and Acting Chief Financial Officer (Principal Financial Officer)

Date: February 11, 2003

CERTIFICATIONS

I, C. Richard Harrison, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Parametric Technology Corporation;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    February 11, 2003

/s/ C. RICHARD HARRISON
C. Richard Harrison Chief Executive Officer

I, Thomas L. Beaudoin, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Parametric Technology Corporation;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    February 11, 2003

/s/ THOMAS L. BEAUDOIN
Thomas L. Beaudoin Acting Chief Financial Officer