Form 10-Q
period 2003-03-29
PARAMETRIC TECHNOLOGY CORP
filed 2003-05-13
CIK 857005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 29, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒        NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES ☒        NO ☐

There were 264,500,527 shares of our common stock outstanding on March 29, 2003 and 264,448,089 shares of our common stock outstanding on May 6, 2003.

PARAMETRIC TECHNOLOGY CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended March 29, 2003

i

PART I—FINANCIAL INFORMATION

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 29, 2003	September 30, 2002
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$173,963	$178,825
Short-term investments	29,924	27,905
Accounts receivable, net of allowance for doubtful accounts of $5,726 and $6,173, respectively	161,849	157,522
Prepaid expenses	37,125	30,726
Other current assets	68,471	53,137
Prepaid income taxes	1,836	52,470

Total current assets	473,168	500,585
Marketable investments	1,650	3,684
Property and equipment, net	81,253	86,535
Goodwill (Note 5)	36,958	36,885
Other intangible assets, net (Note 5)	15,287	17,418
Other assets	38,354	29,852

Total assets	$646,670	$674,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,180	$23,834
Accrued expenses	38,456	45,366
Accrued compensation and severance	43,010	49,194
Deferred revenue	198,650	197,303

Total current liabilities	309,296	315,697
Other liabilities	70,603	69,334
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 264,501 and 262,584 shares issued, respectively	2,645	2,626
Additional paid-in capital	1,648,321	1,644,198
Accumulated deficit	(1,350,075)	(1,323,517)
Accumulated other comprehensive loss	(34,120)	(33,379)

Total stockholders’ equity	266,771	289,928

Total liabilities and stockholders’ equity	$646,670	$674,959

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended		Six months ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
		Restated Note 2		Restated Note 2
Revenue:
License	$55,284	$57,007	$106,761	$121,350
Service	115,742	122,906	236,232	253,982

Total revenue	171,026	179,913	342,993	375,332

Costs and expenses:
Cost of license revenue	1,978	4,047	4,623	8,411
Cost of service revenue	50,694	51,865	99,324	103,466
Sales and marketing	77,629	84,588	159,072	169,099
Research and development	31,942	35,572	63,842	70,261
General and administrative	16,654	16,833	32,177	32,203
Amortization of goodwill and other intangible assets (Note 5)	1,460	9,034	2,941	18,199
Restructuring charges	—	—	—	6,089

Total costs and expenses	180,357	201,939	361,979	407,728

Operating loss	(9,331)	(22,026)	(18,986)	(32,396)
Other income (expense), net	(887)	(952)	(1,452)	(697)

Loss before income taxes	(10,218)	(22,978)	(20,438)	(33,093)
Provision for (benefit from) income taxes	4,951	(4,510)	6,121	(8,585)

Net loss	$(15,169)	$(18,468)	$(26,559)	$(24,508)

Loss per share (Note 4):
Basic	$(0.06)	$(0.07)	$(0.10)	$(0.09)
Diluted	$(0.06)	$(0.07)	$(0.10)	$(0.09)

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended
	March 29, 2003	March 30, 2002
		Restated Note 2
Cash flows from operating activities:
Net loss	$(26,559)	$(24,508)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	21,235	36,643
Other non-cash activity	974	1,646
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable	(5,028)	13,739
Accounts payable and accrued expenses	1,540	(2,151)
Accrued compensation and severance	(6,184)	(21,559)
Deferred revenue	1,347	(5,538)
Income taxes	51,752	(18,528)
Other current assets and prepaid expenses	(21,733)	(11,926)
Other noncurrent assets and liabilities	(11,436)	1,258

Net cash provided (used) by operating activities	5,908	(30,924)

Cash flows from investing activities:
Additions to property and equipment	(11,305)	(19,598)
Additions to other intangible assets	(1,980)	(655)
Purchases of investments	(10,417)	(19,698)
Proceeds from sales and maturities of investments	10,400	25,220

Net cash used by investing activities	(13,302)	(14,731)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,905	4,915
Purchases of treasury stock	—	(4,998)

Net cash provided (used) by financing activities	3,905	(83)

Effect of exchange rate changes on cash and cash equivalents	(1,373)	(1,505)

Net decrease in cash and cash equivalents	(4,862)	(47,243)
Cash and cash equivalents, beginning of period	178,825	217,369

Cash and cash equivalents, end of period	$173,963	$170,126

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three months ended		Six months ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
		Restated Note 2		Restated Note 2
Net loss	$(15,169)	$(18,468)	$(26,559)	$(24,508)

Other comprehensive income (loss), net of tax provision (benefit):
Foreign currency translation adjustment, net of tax of $0, $(239), $0 and $(881), respectively	(1,346)	(444)	(509)	(1,636)
Net unrealized gain (loss) on securities and derivatives, net of tax of $0, $469, $0 and $447, respectively	(215)	872	(232)	832

Other comprehensive income (loss)	(1,561)	428	(741)	(804)

Comprehensive loss	$(16,730)	$(18,040)	$(27,300)	$(25,312)

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Parametric Technology Corporation and its wholly owned subsidiaries and have been prepared by management in accordance with generally accepted accounting principles. Unless otherwise indicated, all references to a year reflect our fiscal year, which ends on September 30. The year-end consolidated balance sheet was derived from our audited financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated. The consolidated statement of operations for the six months ended March 30, 2002 reflects the reclassification of reimbursements for out-of-pocket expenses to service revenue (see Note 6) and the consolidated balance sheet as of September 30, 2002 reflects the reclassification of certain intangible assets to goodwill (see Note 5). While we believe that the disclosures presented are adequate to make the information not misleading, these unaudited quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

The results of operations for the three and six months ended March 29, 2003 are not necessarily indicative of the results expected for the remainder of the fiscal year.

2.    Restatement

The accompanying unaudited consolidated financial statements for the three and six months ended March 30, 2002 reflect restatements to the financial statements from our previously filed Form 10-Q for the quarter ended March 30, 2002. In connection with the implementation of a new accounting system in late 2002, we subsequently determined that we had miscalculated the allocation of deferred maintenance revenues from 1999 through 2002, resulting in revenues not being recognized in the proper periods. We identified maintenance revenue recognized during the periods 1999 through 2002 that should have been deferred at September 30, 2002 to be recognized in fiscal 2003 and later periods. We included restated financial statements in our Annual Report on Form 10-K for the year ended September 30, 2002, filed with the Securities and Exchange Commission on January 28, 2003. The financial information for the three and six months ended March 30, 2002 included in these quarterly financial statements gives effect to the restatement and reflects a reduction in service revenue of $5.1 million and $9.6 million for those periods, respectively.

A summary of the effects of the restatement on our consolidated results of operations is as follows:

	Three months ended March 30, 2002		Six months ended March 30, 2002
	Previously Reported	Restated	Previously Reported	Restated
Consolidated Statements of Operations:
Service revenue	$128,008	$122,906	$263,542	$253,982
Operating loss	(16,924)	(22,026)	(22,836)	(32,396)
Loss before income taxes	(17,876)	(22,978)	(23,533)	(33,093)
Benefit from income taxes	(2,591)	(4,510)	(5,299)	(8,585)
Net loss	(15,285)	(18,468)	(18,234)	(24,508)
Loss per share:
Basic	$(0.06)	$(0.07)	$(0.07)	$(0.09)
Diluted	$(0.06)	$(0.07)	$(0.07)	$(0.09)

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Restructuring Charges

In the first quarter of 2002 (ended December 29, 2001), we recorded restructuring charges of $6.1 million for severance and termination benefits associated with a reduction in workforce of approximately 70 people who were notified or terminated during the quarter. The remaining restructuring charge accrual at March 29, 2003 results from restructuring charges recorded in 2002 and prior periods.

The following table summarizes restructuring accrual activity for the six months ended March 29, 2003:

	Employee Severance and Related Benefits	Facility Closures and Other Costs	Total
Balance at September 30, 2002	$2,655	$35,309	$37,964
Cash disbursements	(1,907)	(3,481)	(5,388)

Balance at March 29, 2003	$748	$31,828	$32,576

The accrual for facility closures and related costs is included in accrued expenses and other liabilities in the consolidated balance sheet, and the accrual for employee severance and related benefits is included in accrued compensation and severance. We expect to make cash disbursements related to these restructuring charges of approximately $9 million within the next twelve months, primarily related to facility closure costs. The remaining payments of approximately $23.6 million primarily relate to excess facilities and are expected to be made through 2009.

4.    Earnings (Loss) Per Share and Valuation of Stock Plans

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

	Three months ended		Six months ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
		Restated Note 2		Restated Note 2
Net loss	$(15,169)	$(18,468)	$(26,559)	$(24,508)

Weighted average shares outstanding	263,796	260,529	263,193	260,440
Dilutive effect of employee stock options	—	—	—	—

Diluted shares outstanding	263,796	260,529	263,193	260,440

Basic loss per share	$(0.06)	$(0.07)	$(0.10)	$(0.09)
Diluted loss per share	$(0.06)	$(0.07)	$(0.10)	$(0.09)

Due to the net losses generated in 2003 and 2002, the effect of outstanding stock options for the purchase of 71.4 million and 67.2 million shares for the second quarter of 2003 and 2002, respectively, and 71.9 million and 67.3 million shares for the first six months of 2003 and 2002, respectively, was excluded from the computation of diluted EPS as the effect would have been anti-dilutive. Of those amounts, stock options to purchase 68.6 million and 58.4 million shares for the second quarter of 2003 and 2002, respectively, and 70.3 million and 58.4 million shares for first six months of 2003 and 2002, respectively, had exercise prices per share that were greater than the average market price of our common stock for those periods.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuation of Stock Plans

We offer an employee stock purchase plan for all eligible employees. Under the current plan, which qualifies as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code, shares of our common stock can be purchased at 85% of the lower of the fair market value of the stock on the first or the last day of each six-month offering period, with certain limitations. In addition, we have stock option plans for employees, directors, officers and consultants that provide for issuance of nonqualified and incentive stock options. The option exercise price is typically the fair market value at the date of grant. These options generally vest over four years and expire ten years from the date of grant. These stock plans are described more fully in Note J to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB No. 25, no compensation cost is recognized when the option price is equal to the market price of the underlying stock on the date of grant. An alternative method of accounting is Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Under SFAS No. 123, employee stock options are valued at the grant date using an option pricing model, and compensation cost is recognized ratably over the vesting period.

SFAS No. 148, issued by the Financial Accounting Standards Board in December 2002, amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. As permitted by APB No. 25, we generally have not recognized compensation expense in connection with stock option grants to employees, directors and officers under our plans. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

	Three months ended		Six months ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
		Restated Note 2		Restated Note 2
Net loss, as reported	$(15,169)	$(18,468)	$(26,559)	$(24,508)
Stock-based employee compensation cost included in reported net loss, net of tax of $0 and $0 for 2003 periods	109	—	219	—
Stock-based employee compensation expense determined under fair value based method, net of tax of $0, $5,410, $0 and $16,814, respectively	(14,075)	(22,192)	(28,961)	(39,086)

Pro forma net loss	$(29,135)	$(40,660)	$(55,301)	$(63,594)

Net loss per share:
Basic-as reported	$(0.06)	$(0.07)	$(0.10)	$(0.09)
Basic-pro forma	$(0.11)	$(0.16)	$(0.21)	$(0.24)

Diluted-as reported	$(0.06)	$(0.07)	$(0.10)	$(0.09)
Diluted-pro forma	$(0.11)	$(0.16)	$(0.21)	$(0.24)

The illustrative disclosures above include the amortization of the fair value of all options over their vesting schedules. The pro forma net loss for the three and six months ended March 29, 2003, includes an income tax valuation allowance fully offsetting any income tax benefit related to the stock-based employee compensation expense for those periods. The effects indicated above of applying SFAS No. 123 are not necessarily representative of the effects on similar illustrative disclosures in future years.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of options granted has been estimated at the date of grant using the Black-Scholes option-pricing model assuming the following weighted-average assumptions:

	2003	2002
Expected life (years)	4.0	6.0
Risk-free interest rates	2.9-3.2%	4.9%
Volatility	75%	75%
Dividend yield	—	—

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Our options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.

5.    Goodwill and Other Intangible Assets

On October 1, 2002, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we stopped amortizing goodwill and adopted a new policy for measuring goodwill and other intangible assets for impairment. We currently operate within a single industry segment—computer software and related services. Within this single industry segment, we have two operating segments: our software products operating segment and services operating segment (see Note 7, Segment Information, for further discussion). All of our goodwill and other intangible assets are associated with our software products operating segment. Under our new policy, goodwill and other intangible assets are tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the operating segment below its carrying value. We completed the initial impairment review and concluded that no impairment charge was required as of October 1, 2002. No such event or change has occurred since then. We plan to conduct our annual impairment test as of the end of the third quarter of each year.

The following goodwill and other intangible assets are included in the accompanying consolidated balance sheets:

	March 29, 2003			September 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill and intangible assets with indefinite lives (not amortized):
Goodwill	$138,663	$101,705	$36,958	$138,377	$101,492	$36,885
Trademarks	9,790	5,860	3,930	9,767	5,847	3,920

Sub-total	148,453	107,565	40,888	148,144	107,339	40,805
Intangible assets with finite lives (amortized):
Purchased software	28,304	22,304	6,000	28,274	20,249	8,025
Customer lists	8,498	6,963	1,535	8,475	6,086	2,389
Capitalized software	16,297	12,586	3,711	14,317	11,396	2,921
Other	316	205	111	316	153	163

Sub-total	53,415	42,058	11,357	51,382	37,884	13,498

Total goodwill and intangible assets	$201,868	$149,623	$52,245	$199,526	$145,223	$54,303

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Upon adoption of SFAS No. 142, we reclassified the net book value of assembled workforce to goodwill in accordance with that standard. The change in the carrying amounts of goodwill and trademarks for the six months ended March 29, 2003 is due to foreign currency translation adjustments related to those asset balances that are recorded in non-U.S. currencies.

The aggregate amortization expense for intangible assets with finite lives recorded for the three and six months ended March 29, 2003 was $2.0 million and $4.1 million, respectively. For the three and six months ended March 29, 2003, $1.5 million and $2.9 million, respectively, were recorded as amortization of goodwill and other intangible assets and $0.5 million and $1.2 million, respectively, were recorded as cost of license revenue. The estimated aggregate future amortization expense for intangible assets with finite lives remaining as of March 29, 2003 is $4.1 million for the remainder of 2003, $6.0 million for 2004, $0.7 million for 2005, and $0.6 million for 2006.

The following table sets forth the net loss for the three and six months ended March 29, 2003 and March 30, 2002, as adjusted to exclude amortization expense related to goodwill and other intangible assets that are no longer being amortized:

	Three months ended		Six months ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
		Restated Note 2		Restated Note 2
Reported net loss	$(15,169)	$(18,468)	$(26,559)	$(24,508)
Goodwill amortization	—	6,614	—	12,369
Trademark amortization	—	325	—	601

Adjusted net loss	$(15,169)	$(11,529)	$(26,559)	$(11,538)

Basic loss per share	$(0.06)	$(0.04)	$(0.10)	$(0.04)
Diluted loss per share	$(0.06)	$(0.04)	$(0.10)	$(0.04)

6.    Recent Accounting Pronouncements

Accounting for Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123, Accounting for Stock-Based Compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS No. 148 are effective for all financial statements for fiscal years ending after December 15, 2002. Because we have not adopted the fair value method of accounting for stock-based employee compensation, SFAS No. 123 affects only our disclosure and there is no impact on our consolidated financial position or results of operations. Our disclosure in accordance with the interim disclosure requirements of SFAS No. 148 is included in Note 4 to the consolidated financial statements.

Costs Associated with Exit or Disposal Activities (Restructuring Charges)

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and that an entity’s commitment to a plan does not, by itself, create a present obligation to

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other parties that meets the definition of a liability. Prior to SFAS No. 146, under EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.

In April 2003, we announced that we have begun new cost reduction efforts. We expect to incur restructuring charges in the next several quarters aggregating between $25 million and $35 million. Accounting for these restructuring charges will be in accordance with SFAS No. 146.

Reimbursements for Out-of-Pocket Expenses

In November 2001, the Emerging Issues Task Force (EITF) issued, effective for financial reporting periods beginning after December 15, 2001, Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred requiring that reimbursements by our customers for our out-of-pocket expenses be classified as revenue. Historically, we recorded these reimbursements as a reduction to our cost of service revenues (offsetting the related costs). Beginning in the second quarter of 2002, we were required to adopt the EITF guidance and, accordingly, have reclassified reimbursements for out-of-pocket expenses (including prior comparable periods) to service revenue and correspondingly increased the Cost of Service Revenue. For the six months ended March 30, 2002, reimbursements reclassified to service revenue totaled $1.3 million.

Guarantor’s Accounting and Disclosure Requirements for Guarantees

In November 2002, the FASB issued FASB Interpretation Number (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. FIN No. 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee and requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, during the first quarter of fiscal 2003. The adoption of FIN No. 45 did not have a material effect on our financial position or results of operations.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. Variable interest entities have been commonly referred to as special-purpose entities or off-balance sheet structures. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003. It applies in the first interim period beginning after June 15, 2003 to pre-existing entities. We are in the process of identifying whether

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

we have an interest in any variable interest entities to determine if any such entities require consolidation under FIN No. 46. If we determine that we have an interest in such an entity that should be consolidated, we would recognize certain assets and liabilities on our consolidated balance sheets and a cumulative adjustment for the accounting change in our consolidated statements of operations.

7.    Segment Information

We operate within a single industry segment—computer software and related services. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is our executive officers. We have two operating segments: (1) software products, which include license and maintenance revenue (including new releases and technical support); and (2) services, which includes consulting, implementation, education and other support revenue. For external reporting purposes (as shown in our consolidated statements of operations), maintenance revenue is included in Service Revenue. We do not allocate certain sales, marketing or administrative expenses to our operating segments, as these activities are managed separately. Within our software products operating segment, we have two software product categories: (1) our computer aided design, manufacturing and engineering software (design solutions), including our flagship Pro/ENGINEER® design software, which provides engineering solutions to our customers, and (2) our web-based collaboration technologies (collaboration and control solutions), including our Windchill® software, which provide collaborative information management solutions to our customers.

In the second quarter of 2003, with the launch of Pro/ENGINEER Wildfire, we began selling a product development system seat called “Flex 3C” for Create, Collaborate and Control. This package is configured to meet the needs of the high-end design engineer working in a process-oriented environment. It includes  Pro/ENGINEER Wildfire with advanced engineering modules, Windchill ProjectLink, and Windchill PDMLink as a data management option. Because the package includes both design and Windchill-based collaboration and control solutions, for purposes of reporting revenues by product groups, we developed a revenue allocation methodology in conjunction with Pro/ENGINEER Wildfire pricing and packaging. New Flex 3C seat revenue is allocated 90% to our design solutions and 10% to our collaboration and control solutions. Revenue from upgrades to the Flex 3C package is allocated 50% to our design solutions and 50% to our collaboration and control solutions. Further, as we continue to offer packages that include both design solutions products and collaboration and control solutions products, the delineation between the two product lines may become less meaningful and, accordingly, we may revise our product categories.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The revenue and operating income (loss) attributable to these operating segments are summarized as follows:

	Three months ended		Six months ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
		Restated Note 2		Restated Note 2
Revenue:
Software products: (1)
Design solutions	$108,194	$120,763	$216,843	$242,721
Collaboration and control solutions	23,126	18,978	46,525	45,189

Total software products revenue	131,320	139,741	263,368	287,910
Service:
Design solutions	20,280	19,381	39,986	43,553
Collaboration and control solutions	19,426	20,791	39,639	43,869

Total services revenue	39,706	40,172	79,625	87,422
Total revenue:
Design solutions	128,474	140,144	256,829	286,274
Collaboration and control solutions	42,552	39,769	86,164	89,058

Total revenue	$171,026	$179,913	$342,993	$375,332

Operating income (loss): (2)(3)
Software products segment	$84,088	$78,452	$168,915	$167,424
Service segment (3)	864	943	3,348	6,702
Distribution expenses (3) (4)	(77,629)	(84,588)	(159,072)	(173,312)
Unallocated expenses (3) (5)	(16,654)	(16,833)	(32,177)	(33,210)

Total operating loss	$(9,331)	$(22,026)	$(18,986)	$(32,396)

(1)	Includes maintenance service revenue, which is included in Service Revenue in the consolidated statements of operations.
(2)	The operating income (loss) reported does not represent the total operating results for each operating segment as it does not contain an allocation of sales, marketing, corporate and general administrative expenses incurred in support of the operating segments.
(3)	In the first six months of 2002, services included $0.9 million, distribution expenses included $4.2 million and unallocated expenses included $1.0 million, respectively, of the $6.1 million restructuring charge. There were no restructuring charges in the first six months of 2003.
(4)	Distribution expenses represent all sales and marketing expenses including the related portion of restructuring charges.
(5)	Unallocated expenses represent all corporate and general and administrative expenses including the related portion of restructuring charges.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Data for the geographic regions in which we operate is presented below:

	Three months ended		Six months ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
		Restated Note 2	(1)	Restated Note 2
Revenue:
North America	$67,762	$75,615	$136,254	$157,665
Europe	57,605	58,196	117,381	127,692
Asia/Pacific	45,659	46,102	89,358	89,975

Total revenue	$171,026	$179,913	$342,993	$375,332

(1)	The revenue by geographic region for the six months ended March 29, 2003 reflects a classification adjustment of certain revenue among geographic regions for the first quarter of 2003 as compared to amounts previously reported for that period. The adjustment reclassified $2.5 million from the North America region and $3.5 million from the Asia/Pacific region to the Europe region, which increased by $6.0 million.

Total long-lived assets by geographic region have not changed significantly from September 30, 2002.

8.    Commitments and Contingencies

Legal Proceedings

Nine class action lawsuits were filed by shareholders between February and April 2003 against us and certain of our current and former officers and directors in the U.S. District Court in Massachusetts claiming violations of the federal securities laws based on alleged misrepresentations regarding our reported financial results for the fiscal years 1999, 2000 and 2001. These actions seek unspecified damages. On April 14, 2003, several motions to consolidate and motions for designation of lead plaintiff status were filed and they are pending before the court. We believe the claims are without merit, and we intend to defend them vigorously. We cannot predict the ultimate resolution of these actions at this time, and there can be no assurance that the litigation will not have a material adverse impact on our financial condition or results of operations.

Guarantees and Indemnification Obligations

In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. FIN No. 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee and requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The adoption of FIN No. 45 did not have a material effect on our financial position or results of operations. The following is a summary of our agreements that we have determined are within the scope of FIN No. 45.

As permitted by, but only to the extent permitted by Massachusetts law, our articles of organization require that we indemnify each person at any time elected or appointed a director or officer, or who serves at our request as a

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

director or officer of another organization or in any capacity with respect to any employee benefit plan against liabilities arising out of any claim made against such person or in which such person may be involved by reason of having so served or by reason of any action taken or omitted. Our obligation to indemnify continues after a person ceases to be a director or officer and inures to the benefit of his or her estate, heirs, executor and administrator. The maximum potential amount of future payments we could be required to make under our articles of organization is unlimited; however, we have director and officer liability insurance policies that may enable us to recover a portion of any future amounts paid. All of these indemnification provisions were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002.

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to our current products, as well as claims relating to property damage or personal injury resulting from the performance of services by us or our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. Historically, our costs to defend lawsuits or settle claims relating to such indemnity agreements have been minimal and we accordingly believe the estimated fair value of these agreements is immaterial.

When, as part of an acquisition, we acquire all of the stock or all of the assets and liabilities of a company, we potentially assume the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments we could be required to make for such obligations is undeterminable at this time. All of these obligations for acquisitions completed prior to December 31, 2002, were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002.

We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products for a specified period of time (generally 90 to 180 days). Additionally, we generally warrant that our consulting services will be performed consistent with generally accepted industry standards. In most cases, liability for these warranties is capped. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history; however, we have never incurred significant expense under our product or services warranties. As a result, we believe the estimated fair value on these agreements is immaterial.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q about our anticipated financial results and long-term growth, as well as about the development of our products and markets, are forward looking statements that are based on our current plans and assumptions. Important information about the bases for these plans and assumptions and certain factors that may cause our actual results to differ materially from these statements are contained below and in “Important Factors That May Affect Future Results” beginning on page 31.

Introduction

As described in Note 2 to our accompanying unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, we have restated our financial statements for the fiscal years ended September 30, 2001, 2000 and 1999. In connection with the implementation of a new accounting system in late 2002, we subsequently determined that we had miscalculated the allocation of deferred maintenance revenues from 1999 through 2002, resulting in revenues not being recognized in the proper periods. We identified maintenance revenue recognized during the periods 1999 through 2002 that should have been deferred at September 30, 2002 to be recognized in fiscal 2003 and later periods. We included restated financial statements in our Annual Report on Form 10-K for the year ended September 30, 2002, filed with the Securities and Exchange Commission on January 28, 2003. The financial information for the three and six months ended March 30, 2002 included in the following discussion gives effect to the restatement and reflects a reduction in service revenue of $5.1 million and $9.6 million for those periods, respectively.

A summary of the effects of the restatement on our consolidated results of operations is as follows:

	Three months ended March 30, 2002		Six months ended March 30, 2002
	Previously Reported	Restated	Previously Reported	Restated
Consolidated Statements of Operations:
Service revenue	$128,008	$122,906	$263,542	$253,982
Operating loss	(16,924)	(22,026)	(22,836)	(32,396)
Loss before income taxes	(17,876)	(22,978)	(23,533)	(33,093)
Benefit from income taxes	(2,591)	(4,510)	(5,299)	(8,585)
Net loss	(15,285)	(18,468)	(18,234)	(24,508)
Loss per share:
Basic	$(0.06)	$(0.07)	$(0.07)	$(0.09)
Diluted	$(0.06)	$(0.07)	$(0.07)	$(0.09)

Business Overview

Parametric Technology Corporation (PTC), founded in 1985 and headquartered in Needham, MA, develops, markets and supports product lifecycle management (PLM) software solutions that help manufacturers improve the competitiveness of their products and product development processes. Our solutions, which include a suite of mechanical computer-aided design tools (our design solutions) and a range of web-based collaboration technologies (our collaboration and control solutions), enable manufacturing companies to create virtual computer-based products (digital products), collaborate on designs within the enterprise and throughout the extended supply chain, and control the digital product information throughout the product lifecycle. This results in streamlined engineering processes, improved product quality, optimized product information management and reduced cost and time-to-market cycles. Our PLM software solutions are complemented by our experienced services organization, as well as resellers, third-party systems integrators, and other strategic partners, who provide training, consulting, ancillary product offerings, implementation and support to customers worldwide.

Historically, our core business focus has been to provide design solutions to customers through our flagship Pro/ENGINEER® design software, and we continue to provide our customers with industry-leading product development, manufacturing and engineering design solutions based on this software. License and services revenue associated with our design solutions continues to comprise a majority of our revenue. While the discrete market for computer-aided design solutions has declined, we believe that there is opportunity for growth in the adjacent collaboration and control solutions market and have seen these two markets converge into the broader PLM opportunity. With our full suite of PLM software solutions, we see an opportunity to address several key challenges that manufacturing companies face in their product development processes: more frequent change, heterogeneity of systems, and increased communication inside and outside the manufacturing enterprise to support growing outsourcing and increasingly transparent supply chains. Accordingly, we have channeled significant resources into our Windchill®-based collaboration and control solutions technology so that, with our PLM software suite, we can provide our customers a complete product development system. Our effort to successfully implement this strategy is still in process and has been hindered by the extended weakness in technology spending in the global manufacturing economy.

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

All of our software solutions continue to be distributed primarily through our direct sales force. In tandem with our direct sales force, we utilize an indirect distribution channel. Our indirect distribution channel has been broadened over the last two years through resellers, alliances with third-party systems integrators and other strategic partners. The resellers provide greater geographic and small-account coverage, primarily for our design solutions. Systems integrator partners work with our direct sales force to locate and target potential PLM opportunities.

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

In February 2003, we commenced shipment of the production version of Pro/ENGINEER Wildfire™, the most recent release of our Pro/ENGINEER design solution. Pro/ENGINEER Wildfire is designed to offer design engineers enhanced ease-of-use and the ability to integrate design tools with our collaboration and control solutions. In line with our unified product strategy to offer a complete PLM product development system, Pro/ENGINEER Wildfire supports web-interfaces and Windchill-based interfaces that provide customers with the opportunity to more readily integrate traditional design solutions with collaboration and control solutions. Pro/ENGINEER Wildfire offers optional peer-to-peer design conferencing from within the application, enabling enhanced real-time collaboration with a distributed design team.

COLLABORATION AND CONTROL SOLUTIONS

Our collaboration and control solutions are based on our Windchill technology, which has evolved since its introduction in 1998 to address expanding customer needs. Windchill is currently sold in two forms: our Windchill Link solutions and Windchill Enterprise.

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

Windchill Enterprise consists of a suite of commercial application modules and pre-defined templates for an engineering environment. The “off the shelf” application modules consist principally of the following: a vault for data management to store and retrieve product files; workflow applications for sequencing the flow of product information and change management processes; visualization software for enabling the customer to see a three-dimensional view of product data; and, when desired, data adaptors for connecting to standard computer aided design (CAD) software or standard enterprise resource planning (ERP) systems via standard application interfaces. The application modules include standard features and functions with capabilities that include product and process management, collaboration, and product planning. The pre-defined templates (e.g., document folders and workflows) may be used as is or may be configured to the customer’s business environment. For example, the workflow template may be changed to reflect the customer’s organizational approval preferences.

These design and collaboration and control solutions are part of our overall strategy to provide a complete portfolio of PLM solutions that address specific business challenges that occur at various points in the product lifecycle. They are designed to enable manufacturers to implement a product development system appropriate for their particular requirements, allowing them to deliver new products to market faster and manage the complexities of product development throughout an evolving supply chain. Going forward, we plan to evaluate periodically the requirements of our customers and general market need for additional solutions.

SERVICES ORGANIZATION

Our software solutions are complemented by service offerings from our services organization, as well as from resellers, third-party systems integrators and other strategic partners. Our services organization is committed to meeting the consulting, implementation, education and technical support requirements of our customers.

Results of Operations

The following is an overview of our results of operations for the second quarter and first six months of 2003:

•	Total revenue was $171.0 million for the second quarter of 2003, compared to $179.9 million for the second quarter of 2002. Total revenue was $343.0 million for the first six months of 2003, compared to $375.3 million for the first six months of 2002.

•	Our year-over-year second quarter revenue declined 5%, reflecting a 3% decrease in software license revenue and a 6% decrease in service revenue. Our year-over-year six month revenue decreased 9%, reflecting a 12% decrease in software license revenue and a 7% decrease in service revenue.

•	Collaboration and control (Windchill-based) solutions revenue increased 7% to $42.5 million for the second quarter of 2003 from $39.8 million in the second quarter of 2002, whereas it decreased 3% to $86.2 million for the first six months of 2003 from $89.1 million for the first six months of 2002.

•	Design solutions revenue decreased 8% to $128.5 million in the second quarter of 2003 from $140.1 million in the second quarter of 2002, and also decreased 10% to $256.8 million for the first six months of 2003 from $286.3 million for the first six months of 2002.

•	There were no restructuring charges in the first six months of 2003, compared to $6.1 million in the first six months of 2002.

•	For the second quarter of 2003, we incurred a net loss of $15.2 million, compared to a net loss of $18.5 million for the second quarter of 2002. For the first six months of 2003, we incurred a net loss of $26.6 million, compared to a net loss of $24.5 million for the first six months of 2002.

The following table shows certain consolidated financial data as a percentage of our total revenue for the second quarter and first six months of 2003 and 2002:

	Three months ended		Six months ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
		Restated Note 2		Restated Note 2
Revenue:
License	32%	32%	31%	32%
Service	68	68	69	68

Total revenue	100	100	100	100

Costs and expenses:
Cost of license revenue	1	2	1	2
Cost of service revenue	29	29	29	27
Sales and marketing	45	47	46	45
Research and development	19	20	19	19
General and administrative	10	9	9	9
Amortization of goodwill and other intangible assets	1	5	1	5
Restructuring charges	—	—	—	2

Total costs and expenses	105	112	105	109

Operating loss	(5)	(12)	(5)	(9)
Other income (expense), net	(1)	(1)	(1)	—

Loss before income taxes	(6)	(13)	(6)	(9)
Provision for (benefit from) income taxes	3	(3)	2	(2)

Net loss	(9)%	(10)%	(8)%	(7)%

Revenue

Total Revenue

Our revenue consists of software license revenue and service revenue, which includes software maintenance, consulting, implementation, education and other technical support revenue. Overall, our total revenue decreased 5% and 9% in the second quarter and first six months of 2003, respectively, compared to 2002 (on a consistent foreign currency basis, the total revenue decrease was 12% and 13% in the second quarter and first six months of 2003, respectively, compared to 2002). The 5% decrease in total revenue in the second quarter of 2003 compared to the second quarter of 2002 reflects a decrease of 8% in our total design solutions revenue partially offset by a 7% increase in our total collaboration and control (Windchill-based) solutions revenue. The 9% decrease in total revenue in the first six months of 2003 compared to the first six months of 2002 reflects a decrease of 10% in our total design solutions revenue and a decrease of 3% in our total collaboration and control solutions revenue. Total revenue was adversely affected by continued weakness in technology spending in the global manufacturing economy and the other factors described below in “Design Solutions Revenue”. We derived 60% and 58% of our total revenue from sales to customers outside of North America in both the second quarters and first six months of 2003 and 2002, respectively.

Total license revenue decreased 3% in the second quarter of 2003, compared to the second quarter of 2002 and 12% in the first six months of 2003, compared to the first six months of 2002. Service revenue accounted for 68% of total revenue in both the second quarters of 2003 and 2002 and 69% and 68% of total revenue in the first six months of 2003 and 2002, respectively. Service revenue, which has a lower gross profit margin than license revenue, decreased by $7.2 million or 6% in the second quarter of 2003, compared to the second quarter of 2002 and $17.8 million or 7% in the first six months of 2003, compared to the first six months of 2002. Service revenue has been, and may continue to be, adversely affected by lower license sales in current and prior periods.

In the second quarter of 2003, with the launch of Pro/ENGINEER Wildfire, we began selling a product development system seat called “Flex 3C” for Create, Collaborate and Control. This package is configured to meet the needs of the high-end design engineer working in a process-oriented environment. It includes Pro/ENGINEER Wildfire with advanced engineering modules, Windchill ProjectLink, and Windchill PDMLink as a data management option. Because the package includes both design and Windchill-based collaboration and control solutions, for purposes of reporting revenues by product groups, we developed a revenue allocation methodology in conjunction with Pro/ENGINEER Wildfire pricing and packaging. New Flex 3C seat revenue is allocated 90% to our design solutions and 10% to our collaboration and control solutions. Revenue from upgrades to the Flex 3C package is allocated 50% to our design solutions and 50% to our collaboration and control solutions. Further, as we continue to offer packages that include both design solutions products and collaboration and control solutions products, the delineation between the two product lines may become less meaningful and, accordingly, we may revise our product categories.

Collaboration and Control (Windchill-based) Solutions Revenue

Total revenue from our collaboration and control solutions and related services increased 7% in the second quarter of 2003, compared to the second quarter of 2002, and decreased 3% in the first six months of 2003, compared to the first six months of 2002. Our collaboration and control solutions revenue represented 25% and 22% of total revenue for the second quarter of 2003 and 2002, respectively, and 25% and 24% of total revenue for the first six months of 2003 and 2002, respectively. To meet what we believe is an opportunity for growth in the broader PLM solutions market, we have invested significant resources in our Windchill technology. While we continue to derive our overall license and service revenue primarily from our design solutions, we expect our collaboration and control solutions revenue to comprise a growing percentage of total revenue in the future as PLM solutions gain further market acceptance.

License revenue for our collaboration and control software increased 39% in the second quarter of 2003, compared to the second quarter of 2002 and increased 5% in the first six months of 2003, compared to the first six months of 2002. Service revenue related to collaboration and control software decreased 5% in the second quarter of 2003, compared to the second quarter of 2002 and decreased 7% in the first six months of 2003, compared to the first six months of 2002. The year-over-year license revenue improvement is primarily attributable to growth in our Windchill Link solutions, due in part to the launch of Pro/ENGINEER Wildfire and the sale of the Flex 3C packages in the second quarter of 2003, as well as relatively weak collaboration and control solutions license revenue in the second quarter of 2002. Sequentially, our Windchill license revenue stayed relatively flat despite the continuing reluctance of our customers to consummate large enterprise software purchases in the current unstable economic climate. Our services revenue decline is primarily attributable to the current economic environment, as well as to our Windchill Link solutions (which require less services to implement and are described below) comprising a higher percentage of our collaboration and control solutions license revenue.

To improve our ability to provide PLM solutions to a broader number of customers and to complement our enterprise offerings, we have introduced Windchill-based point solutions targeted at specific business-critical PLM processes (our Windchill Link solutions). In the second quarter of 2003, these Windchill Link solutions accounted for 62% of our collaboration and control license revenue, growing 49% over the first quarter of 2003. We expect that the Windchill Link solutions will continue to gain acceptance with existing and new customers, and that they will continue to make up the majority of our overall Windchill license revenue. We believe these solutions address a growing customer demand for better return on investment as they can be implemented easily and quickly. This may limit service revenue opportunities in the near-term, but should help generate additional license revenue as the solutions continue to gain acceptance. As the requirements of our customers and general market change, we plan to periodically evaluate the need for additional solutions.

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

Design Solutions Revenue

We continue to experience declines in our design solutions revenue. Comparing the second quarter of 2003 to the second quarter of 2002, total revenue from our mechanical design and engineering software tools and related services (our design solutions) decreased 8%, license revenue for our design solutions software decreased 13%, service revenue related to design solutions decreased 6%, and software unit sales for our design solutions decreased by 15%. Comparing the first six months of 2003 to the first six months of 2002, total revenue from our design solutions decreased 10%, license revenue for our design solutions software decreased 17%, service revenue related to design solutions decreased 7%, and software unit sales for our design solutions decreased by 12%. The average selling price of this software decreased 6% in the first six months of 2003, compared to the same period in 2002, while increasing 2% in the second quarter of 2003 compared to the same period in 2002. Reasons for declines in our design solutions revenue include: the weakness in technology spending in the global manufacturing economy, which has led to a decline in large dollar license transactions; service revenue declines in our maintenance business; increased competition and price pressure from products offering more limited functionality at lower cost; the sale of our ICEM surfacing business in the fourth quarter of 2002; and the difficulty associated with displacing incumbent product design systems in the discrete market for computer-aided design solutions.

To address the decline in our design solutions revenue, we have introduced design solutions packages that have price points, functionality and ease-of-use features that appeal to a broader spectrum of design solution users. Pro/ENGINEER Wildfire, released in February 2003, supports web interfaces and Windchill-based interfaces that now provide customers with the opportunity to more readily integrate traditional design solutions with collaboration and control solutions. The product’s new user interface makes it more competitive with lower-end modeling tools on the market that are known for ease-of-use, while maintaining the powerful functionality of Pro/ENGINEER. The new web interface, which is unique to Pro/ENGINEER, offers a differentiated design solution to manufacturing companies looking for a complete product development system. All Pro/ENGINEER maintenance-paying customers will receive Pro/ENGINEER Wildfire consistent with their current design solution configurations as a maintenance release. Pro/ENGINEER Wildfire expands our ability to offer our current customers various technology and service upgrade packages allowing them to purchase the full suite of Pro/ENGINEER Wildfire functionality. In the second quarter of 2003, design solutions license revenue improved 12% sequentially, due in part to the launch of Pro/ENGINEER Wildfire.

We have been building and diversifying our reseller channel to become less dependent on a small number of distributors and to provide the resources necessary for more effective distribution of our design solutions. We believe that utilizing diverse and geographically dispersed distributors that focus on smaller businesses will provide an efficient and cost effective means to reach these customers, while allowing our direct sales force to focus on higher impact sales opportunities. Design solutions license sales from our reseller channel were up 23% in the second quarter of 2003, compared to the second quarter of 2002, and we expect that the design solutions revenue that we license through third-party distributors and agents will continue to increase over the next several quarters.

Our largest distributor has been Rand A Technology Corporation. During the first quarter of 2003, we amended our distribution agreements with Rand covering certain territories. Rand’s distribution rights under these agreements will now expire on December 31, 2003 rather than on October 1, 2005. Also, during the first quarter of 2003, we appointed Mensch und Maschine Software AG as a major distributor of our design solutions in

Europe, and, in the second quarter of 2003, Mensch und Maschine began to administer our European VAR channel and train its VAR network to sell Pro/ENGINEER Wildfire. We do not expect the revisions to the Rand distribution agreements or the addition of Mensch und Maschine Software AG to have a material impact on our near term operating results.

REVENUE BY GEOGRAPHY (IN MILLIONS)

Outlook

Looking forward, our overall performance will depend on: improved economic conditions and the strengthening of technology spending in the global manufacturing sector; our ability to elevate PLM expenditures over other technology spending as a budgetary priority among our customers; our ability to successfully execute our product strategy to provide an integrated, easy to use and rapidly deployable suite of PLM software solutions that enable creation, collaboration and control across the extended design chain with a proven return on investment; and our ability to differentiate our products and services from those of our competitors. Our enhanced suite of PLM software solutions provides the foundation for our future growth, as these solutions expand upon traditional high-end design products, for which the market has declined. We must accordingly focus on enhancing and marketing our product and service offerings so that our customers are able to clearly recognize and understand their advantages.

We announced in April 2003 that we intend to undertake cost cutting measures over the next two quarters designed to reduce our operating cost structure to approximately $160 million per quarter. Our ability to implement these measures while minimizing disruption to our organization will be an important component to our future success. Our success also will depend on other factors, including: our ability to optimize our sales coverage and productivity through, among other means, effective utilization and management of our resellers, third-party systems integrators, and other strategic partners as well as our own sales force; our ability to further improve customer satisfaction and to build customer references; our success at penetrating strategic emerging markets; and our ability to migrate customers to a more robust PLM product development system. We believe we have made progress on these initiatives; however, spending in our sector of the economy is weak and prospects remain uncertain. We believe that the weakness in the economy will continue to impact our revenue by causing our customers to reduce or defer their expenditures for software and services.

Additional factors affecting our revenues and operating results are identified under “Important Factors That May Affect Future Results” below.

Costs and Expenses

Our operating expenses are based on anticipated future revenue and are largely fixed for the short term. Total costs and expenses decreased 11% in the second quarter of 2003 to $180.4 million, compared to $201.9 million in the second quarter of 2002 and decreased 11% in the first six months of 2003 to $362.0 million, compared to $407.7 million in the first six months of 2002. The decrease is due primarily to restructuring initiatives completed in 2002 and, as a result of the adoption of SFAS No. 142, discontinuing the amortization of goodwill and certain intangible assets with an indefinite useful life. On a consistent foreign currency basis, total costs and expenses decreased 15% and 14% in the second quarter and first six months of 2003, respectively, compared to 2002.

In 2002, as a result of lower than expected revenues, we initiated cost cutting measures during the year and reduced our headcount to 3,803 at the end of 2002, down from 4,533 at September 30, 2001. As a result of these headcount reductions and excess facility costs, we recorded restructuring charges of $31.2 million in 2002, including $6.1 million in the first quarter of 2002 (see “Restructuring Charges” below and Note 3 of Notes to Consolidated Financial Statements).

We announced in April 2003 that we are implementing further cost reductions over the next several quarters designed to reduce our operating cost structure to approximately $160 million per quarter. These reductions are a result of our focus on profitability and the completion of several initial investments needed to transform our business from providing a single line of technical software with a direct distribution model to providing a family of enterprise solutions with an expanded channel and partner-involved distribution model. In connection with our current cost reduction initiative, we expect to incur restructuring charges primarily related to employee severance and termination benefits and excess facilities in the next several quarters aggregating between $25 million and $35 million.

Cost of License Revenue

Our cost of license revenue consists of fixed and variable costs associated with reproducing and distributing software and documentation and the payment of royalties. Cost of license revenue was $2.0 million, or 4% of license revenue, in the second quarter of 2003 and $4.0 million, or 7% of license revenue, in the second quarter of 2002 and $4.6 million, or 4% of license revenue, in the first six months of 2003 and $8.4 million, or 7% of license revenue, in the first six months of 2002. Cost of license revenue as a percent of license revenue can vary depending on product mix sold in the quarter and the effect of fixed and variable royalties in relation to the level of license revenue. The recent decreases in cost of license revenue were primarily due to lower royalty costs.

Cost of Service Revenue

Our cost of service revenue includes costs associated with training, customer support and consulting personnel, such as salaries and related costs, the release of maintenance updates and facility costs. Cost of service revenue as a percentage of service revenue was 44% and 42% in the second quarters of 2003 and 2002, respectively, and 42% and 41% in the first six months of 2003 and 2002, respectively. These increases in cost of service revenue as a percentage of service revenue were primarily due to lower service revenues partially offset by a 12% decrease in the headcount of service-related employees as of the end of the second quarter of 2003 from the second quarter of 2002.

Sales and Marketing

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. Sales and marketing costs as a percentage of total revenue were 45% and 47% for the second quarters of 2003 and 2002, respectively; and 46% and 45% for the first six months of 2003 and 2002, respectively. These costs decreased 8%, or $7.0 million, in the second quarter of 2003, compared to the second quarter of 2002, and decreased 6%, or $10.0 million, in the first six months of 2003 compared to the first six months of 2002. The decrease is primarily due to reduced headcount, facilitated by more cost-efficient sales coverage and the centralization of our pre-sales delivery group through the establishment of

“Innovation Centers,” as well as lower commissions resulting from lower license and service revenue. Sales and marketing employees decreased 9% as of the end of the second quarter of 2003 from the second quarter of 2002.

Research and Development

Our research and development expenses consist principally of salaries and benefits, expenses associated with product translations, costs of computer equipment and facility expenses. Research and development expenses as a percentage of total revenue were 19% and 20% for the second quarters of 2003 and 2002, respectively, and 19% for both of the first six months of 2003 and 2002. These costs decreased 10%, or $3.6 million, in the second quarter of 2003, compared to the second quarter of 2002, and decreased 9%, or $6.4 million, in the first six months of 2003, compared to the first six months of 2002. The decrease is primarily due to a 5% decrease in headcount as of the end of the second quarter of 2003 from the second quarter of 2002.

General and Administrative

Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources and administrative functions, as well as bad debt expense. General and administrative expenses as a percentage of total revenue were 10% and 9% for the second quarter of 2003 and 2002, respectively, and 9% for both of the first six months of 2003 and 2002. These costs decreased 1%, or $0.2 million, in the second quarter of 2003, compared to the second quarter of 2002, and remained flat for the first six months of 2003 and 2002. While general and administrative expenses have remained fairly flat in the second quarter and first six months of 2003 compared to 2002, they include a 14% decrease in headcount as of the end of the second quarter of 2003 from the second quarter of 2002 offset primarily by an increase in investments in information technology systems and financial infrastructure. General and administrative expenses also include bad debt expense, which remained relatively flat for the second quarter of 2003 compared to the second quarter of 2002 and was  $0.9 million lower for the first six months of 2003 compared to the first six months of 2002.

Amortization of Goodwill and Other Intangible Assets

These costs represent the amortization of intangible assets acquired, including developed technology and customer lists and, prior to October 1, 2002, goodwill, trademarks and assembled workforce. In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that, effective October 1, 2002, ratable amortization of goodwill and intangible assets with indefinite useful lives be replaced with periodic impairment tests of those assets and that certain intangible assets other than goodwill be amortized over their useful lives. Beginning October 1, 2002, we no longer amortize goodwill and certain intangible assets with an indefinite useful life, including acquired trademarks. As a result, amortization of goodwill and other intangible assets decreased $7.6 million and $15.3 million in the second quarter and first six months of 2003, respectively, compared to the comparable periods in 2002. See further discussion in Critical Accounting Policies—Valuation of Goodwill and Other Intangible Assets below.

Restructuring Charges

There were no restructuring charges in the first six months of 2003, compared to $6.1 million in the first six months of 2002, which were incurred in the first quarter. The 2002 restructuring charges were related to severance and termination benefits associated with a reduction in workforce of approximately 70 people who were notified or terminated during that quarter. In the first six months of 2003, we made cash payments of $5.4 million associated with prior restructuring charges. Amounts not yet paid at March 29, 2003 related to restructuring charges were $32.6 million, primarily related to reserves for excess facilities, of which we expect to pay approximately $9 million within the next twelve months. The remaining payments of approximately $23.6 million primarily relate to excess facilities and are expected to be made through 2009.

Other Income (Expense), Net

Other income (expense), net includes interest income, costs of hedging contracts, certain realized and unrealized foreign currency transaction gains or losses, and other charges incurred in connection with financing customer contracts. Other expense was $0.9 million and $1.0 million in the second quarter of 2003 and 2002, respectively, and $1.5 million and $0.7 million in the first six months of 2003 and 2002, respectively. The higher net expense is due primarily to lower interest income from lower average cash balances and lower average yields in 2003.

Income Taxes

Our effective tax rate was a provision of 30% for the first six months of 2003 and a benefit of 26% for the first six months of 2002. The difference between our effective tax rate and the statutory federal income tax rate of 35% in the first six months of 2003 was due primarily to U.S. operating losses that could not be benefited and taxes payable in certain foreign jurisdictions. The difference in the first six months of 2002 was due primarily to the non-deductibility of certain acquisition-related amortization and foreign operating losses that could not be benefited. In the fourth quarter of 2002, we recorded an increase in the valuation allowance such that our net deferred tax assets were fully reserved.

Employees

The number of worldwide employees was 3,787 at March 29, 2003, compared to 4,197 at March 30, 2002. The decrease over the prior year is primarily a result of terminations associated with the reductions in workforce in the third quarter of 2002.

Critical Accounting Policies

We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States. In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our reported revenues, results from operations, and net income (loss), as well as on the value of certain assets and liabilities on our balance sheet. These estimates, assumptions and judgments about future events and their effects on our results cannot be determined with certainty, and are made based on our historical experience and on other assumptions that are believed to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. While there are a number of accounting policies, methods and estimates affecting our financial statements described in Note A to the Consolidated Financial Statements included in our Form 10-K for the year ended September 30, 2002, the areas, which are described below, that are our most important critical accounting policies include revenue recognition, valuation of goodwill and intangible assets, accounting for income taxes, allowance for accounts and other receivables and restructuring charges. A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. They may require us to make assumptions about matters that are highly uncertain at the time of the estimate, and different estimates that we could have used, or changes in the estimate that are reasonably likely to occur, may have a material impact on our financial condition or results of operations. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates.

Revenue Recognition

We derive revenues from three primary sources: (1) software license revenues, (2) maintenance services revenues and (3) other services revenues, which include consulting services and education revenues. While the basis for software revenue recognition is substantially governed by the provisions of Statement of Position (SOP) No. 97-2, Software Revenue Recognition, and Statement of Position No. 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, both issued by the American Institute of Certified Public Accountants, and SEC Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements, we exercise judgment and use estimates in connection with the determination of the amount of software license and services revenues to be recognized in each accounting period. Revenues by type for the second quarter and first six months ended March 29, 2003 and March 30, 2002 are as follows:

	Three months ended		Six months ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
		Restated Note 2		Restated Note 2
License revenue	$55,284	$57,007	$106,761	$121,350
Maintenance services revenue	76,036	82,732	156,607	166,558
Other services revenue	39,706	40,174	79,625	87,424

Total revenue	$171,026	$179,913	$342,993	$375,332

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

Our software is distributed primarily through our direct sales force. However, our indirect distribution channel continues to expand through alliances with resellers. Revenue arrangements with resellers are recognized on a sell-through basis; that is, when we receive persuasive evidence that the reseller has sold the products to an end- user customer. We do not offer contractual rights of return, stock balancing, or price protection.

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

Our software arrangements may include consulting services sold separately under consulting engagement contracts that generally include implementation. These services may be provided completely or partially by independent third parties experienced in providing such consulting and implementation in coordination with dedicated customer personnel. Revenues from these arrangements are generally accounted for separately from the license revenue because the arrangements qualify as “service transactions” as defined in SOP 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee.

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

We generally account for software license revenues included in multiple-element arrangements using the residual method prescribed in SOP 98-9. Under the residual method, the fair value of the undelivered elements (i.e., maintenance, consulting, and education services) based on vendor specific objective evidence (VSOE) is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements (i.e., software license). If evidence of the fair value of one or more of the undelivered services does not exist, revenues are deferred and recognized when delivery of those services occurs or fair value can be established. We determine VSOE of fair value for services revenues based upon our current pricing for those services when sold separately, and VSOE of fair value for maintenance services may additionally be measured by substantive renewal rates. Our current pricing practices are influenced primarily by product type, purchase volume, maintenance term, and customer location. We review services revenues sold separately and maintenance renewal rates on a periodic basis and update, when appropriate, our VSOE of fair value for such services revenues to ensure that it reflects our current pricing. Significant incremental discounts offered in multiple-element arrangements that would be characterized as separate elements are infrequent and are allocated to software license revenues under the residual method. Where a customer receives a subscription-based license, license revenue is recognized ratably over the term of the arrangement. In limited circumstances, where the right to use the software license is contingent upon current payments of maintenance, fees for software and maintenance are recognized ratably.

Maintenance services generally include rights to unspecified upgrades (when and if available), telephone and web-based support, updates, and bug fixes. Maintenance revenue is recognized ratably over the term of the maintenance contract on a straight-line basis when all the revenue recognition requirements are met. It is uncommon for us to offer a specified upgrade to an existing product; however, in such instances, revenue is deferred until the future upgrade is delivered.

Consulting revenues are generally recognized as the services are performed on a time and materials basis. Consulting revenues for fixed-priced contracts are recognized using the percentage-of-completion method described above. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. Reimbursements of out-of-pocket expenditures incurred in connection with providing consulting services are included in services revenue, with the offsetting expense recorded in cost of services revenue. Education services include on-site training, classroom training, and computer-based training and assessment. Education revenues are recognized as the related training services are provided.

Valuation of Goodwill and Other Intangible Assets

Our net goodwill and other intangible assets totaled $52.2 million as of March 29, 2003. We adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets effective October 1, 2002 and, as a result, we no longer amortize goodwill and certain intangible assets with an indefinite useful life. As a result of adopting SFAS No. 142, amortization of goodwill and other intangible assets was $7.6 million and $15.3 million lower in the second quarter and the first six months of 2003, respectively, compared to the second quarter and first six months of 2002. The goodwill impairment test requires us to identify reporting units and obtain estimates of the fair values of our reporting units as of the date we test for impairment. In lieu of amortization, we are required to perform an impairment review of our goodwill on an annual basis. We have two reporting units, our software products operating segment and our services operating segment, as described in Note 7 of Notes to the Consolidated Financial Statements. All goodwill is related to the software products operating segment.

We estimate the fair values of our reporting units using discounted cash flow valuation models. Those models require estimates of future revenues, profits, capital expenditures and working capital for each unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. The timing and frequency of our goodwill impairment tests are based on an ongoing assessment of whether there are events and circumstances that would more than likely reduce the fair value of a reporting unit below its carrying value.

We plan to conduct our annual impairment test as of the end of the third quarter of each year. Additionally, we will continue to monitor our goodwill balance for impairment and conduct formal tests when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period or a reduction of our market capitalization relative to net book value.

We completed the initial impairment review and concluded that, as of October 1, 2002, no impairment charge was required. There can be no assurance that at the time subsequent impairment reviews are completed an impairment charge will not be recorded in light of the factors described in the preceding paragraph. If a charge were deemed necessary in the future, it would directly affect net income (loss) for the period in which the charge was taken.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to calculate our quarterly income tax expense based on our estimate of our annual effective income tax rate. Our annual effective income tax rate requires management judgment as it is based on estimated annual taxable income by jurisdiction. Taxable income in each jurisdiction may vary significantly if actual revenue by jurisdiction differs from our estimates. Additionally, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of revenue sharing and cost reimbursement arrangements among related entities and the differing tax treatment of revenue and cost items across various jurisdictions.

The income tax accounting process also involves estimating our actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that it is more likely than not that all or a portion of deferred tax assets will not be realized, we must establish a valuation allowance as a charge to income tax expense. In 2002, we increased our deferred tax valuation allowance and recorded a corresponding $48.0 million charge to income tax expense. The decision to record the valuation allowance required significant management judgment. Had we not recorded this valuation allowance, we would have reported materially different results. If the realization of deferred tax assets in the future is considered more likely than not, a reduction in the valuation allowance would increase net income in the period such determination is made. Net deferred tax liabilities at March 29, 2003 were $0.6 million, comprised of deferred tax assets of $119.7 million, a valuation allowance of $98.6 million and deferred tax liabilities of $21.7 million. Our deferred tax assets consist primarily of net operating loss carryforwards.

Allowance for Accounts and Other Receivables

Management judgment is required in assessing the collectability of customer accounts and other receivables, for which we generally do not require collateral. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management specifically analyzes individual accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic and accounts receivable aging trends and changes in our customer payment terms. The following table summarizes our accounts receivable and related reserve balances as of March 29, 2003 and September 30, 2002.

	March 29, 2003	September 30, 2002
	(unaudited)
Gross accounts receivable	$167,575	$163,695
Allowance for doubtful accounts	(5,726)	(6,173)
Net accounts receivable	161,849	157,522
Accounts receivable reserves as a percentage of gross accounts receivable	3.4%	3.8%

If the financial condition of our customers were to deteriorate, additional allowances may be required resulting in future operating expenses that are not included in the allowance for doubtful accounts. Concentration of credit risk with respect to trade receivables is not significant, except for a receivable from our largest distributor, Rand A Technology Corporation, which accounted for 11% and 9% of total receivables as of March 29, 2003 and September 30, 2002, respectively.

Restructuring Charges

We periodically record restructuring charges resulting from restructuring our operations, including consolidations and/or relocations of operations, changes in our strategic plan, or managerial responses to declines in demand, increasing costs, or other environmental factors. The determination of restructuring charges requires management’s judgment and may include costs related to employee benefits, such as costs of severance and termination benefits, and costs for future lease commitments on excess facilities, net of estimated future sublease income. In determining the amount of the facilities charge, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates will be reviewed and potentially revised quarterly based on known real estate market conditions and the credit worthiness of subtenants, and may result in revisions to established facility reserves. We have accrued $30.2 million as of March 29, 2003 related to excess facilities representing the net of gross lease commitments, with agreements expiring at various dates through December 2009, of approximately $65.9 million and committed and estimated sublease income of approximately $35.7 million. We have entered into signed sublease arrangements for approximately $22.5 million, with the remaining $13.2 million based on future estimated sublease arrangements, including $3.3 million for space currently available for sublease. If our sublease assumptions prove to be inaccurate, we may need to make changes in these estimates that would affect our results of operations and potentially our financial condition.

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

Liquidity and Capital Resources

	March 29, 2003	March 30, 2002
Cash and investments	$205,537	$196,255
Amounts below are for the six months ended:
Cash provided (used) by operating activities	5,908	(30,924)
Cash used by investing activities	(13,302)	(14,731)
Cash provided (used) by financing activities	3,905	(83)
Cash disbursements for restructuring charges	(5,388)	(27,269)

Our operating activities, the proceeds from our issuance of stock under stock plans and existing cash and investments provided sufficient resources to fund our employee base, capital asset needs, stock repurchases, acquisitions and financing needs, in all periods presented.

As of March 29, 2003, cash and investments totaled $205.5 million, down from $210.4 million at September 30, 2002. Our investment portfolio is diversified among security types, industries and individual issuers. Our investments are generally liquid and investment grade. The portfolio is primarily invested in short-term securities to minimize interest rate risk and to ensure cash is available to meet requirements as needed. The decrease in cash and investments during the first six months of 2003 consisted primarily of $13.3 million used for investing activities, partially offset by $5.9 million provided by operations and $3.9 million provided by financing activities.

Cash provided by operations was $5.9 million in the first six months of 2003, compared to $30.9 million of cash used by operations in the first six months of 2002. Cash provided by operations was higher in the first six months of 2003 primarily due to the receipt of a U.S. federal income tax refund of $48.2 million in the first quarter of 2003 and lower cash expenditures for restructuring charges during the six-month period ($5.4 million in 2003, compared to $27.3 million in 2002), partially offset by a $10.6 million cash contribution to a U.S. defined benefit pension plan in the first quarter of 2003, slightly higher net losses ($26.6 million in 2003, compared to $24.5 million in 2002) and lower depreciation and amortization ($21.2 million in 2003, compared to $36.6 million in 2003), as well as unfavorable changes in operating assets and liabilities.

Cash used to fund investing activities was $13.3 million in the first six months of 2003, compared to $14.7 million in the first six months of 2002. The decrease in cash used to fund investing activities in 2003 compared to 2002 is due primarily to lower capital expenditures, partially offset by lower net proceeds from sales and maturities of investments. In the first six months of 2003 and 2002, we acquired $13.3 million and $20.3 million, respectively, of capital equipment and other intangible assets. Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements.

Financing activities provided cash of $3.9 million in the first six months of 2003 and used cash of $0.1 million in the first six months of 2002. The increase in cash provided from financing activities is a result of no stock repurchases in 2003, compared to $5.0 million used for stock repurchases in 2002. Through March 29, 2003, we had repurchased, at a cost of $366.7 million, a total of 31.1 million shares of the 40.0 million shares authorized by the Board of Directors to be repurchased under our repurchase program. In 2002, 13.5 million shares of treasury stock were retired and restored to the status of authorized but unissued shares. Unless otherwise determined by the Board, any shares of our common stock repurchased in the future will automatically be restored to the status of authorized and unissued shares.

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

We believe that existing cash and short-term investments together with cash generated from operations and the issuance of common stock under our stock plans will be sufficient to meet our working capital, financing and capital expenditure requirements through at least the next twelve months. Capital expenditures for 2003 are currently anticipated to approximate capital expenditures incurred during 2002, but could be reduced if our operating results are lower than anticipated. Over the next twelve months, we expect to incur cash disbursements estimated at $9 million for restructuring charges incurred in prior periods. In April 2003, we announced that we have begun cost reduction efforts. We expect to incur restructuring charges in the next several quarters aggregating between $25 million and $35 million, for which we expect the majority of the severance and termination benefit cash disbursements to be incurred within the next twelve months and excess facility related cash disbursements to be made over the remaining lease terms. Our cash position could be adversely affected should operating losses continue and should we continue to invest in our collaboration and control business without realizing business growth.

New Accounting Pronouncements

In accordance with recently issued accounting pronouncements, we will be required to comply with certain changes in accounting rules and regulations. See Note 6 of Notes to Consolidated Financial Statements included herein.

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

I.    Operational Considerations

Our operating results fluctuate within each quarter and from quarter-to-quarter making our future revenues and operating results difficult to predict

While our sales cycle varies substantially from customer to customer, we usually realize a high percentage of our revenue in the third month of each fiscal quarter, and this revenue tends to be concentrated in the later part of that month. Our orders early in a quarter will not generally occur at a rate which, if sustained throughout the quarter, would be sufficient to assure that we will meet our revenue targets for any particular quarter. Moreover, our transition from a one-product company to a multi-product company, our increased utilization of indirect distribution channels through alliances with resellers, third-party systems integrators, and other strategic partners and our shift in business emphasis to a more solutions-oriented sales process have resulted in more unpredictable and often longer sales cycles for products and services. Accordingly, our quarterly results may be difficult to predict prior to the end of the quarter. Any inability to obtain large orders or orders in large volumes or to make shipments or perform services in the period immediately preceding the end of any particular quarter may cause the results for that quarter to fall short of our revenue targets. In addition, our operating expenses are based on expected future revenue and are largely fixed for the short term. As a result, a revenue shortfall in any quarter could cause our earnings for that quarter to fall below expectations as well. Any failure to meet our quarterly revenue or earnings targets could adversely impact the market price of our stock.

Other factors that may cause quarter-to-quarter revenue and earnings fluctuations or that may affect our ability to make quarter end shipments include the following:

•	our sales incentive structure is weighted more heavily toward the end of the fiscal year, and the rate of revenue growth for the first quarter historically has been lower and more difficult to predict than that for the fourth quarter of the immediately preceding fiscal year;

•	variability in the levels of professional service revenues and the mix of our license and service revenues;

•	declines in license sales may adversely affect the size of our installed base and our level of service revenue;

•	our increased utilization of third parties, such as resellers, systems integrators, and other strategic partners, as distribution mechanisms for our software products and related services, which may lessen the control we have over any particular sales cycle; and

•	the outsourcing of our software distribution operations to third party vendors may lesson our ability to undertake corrective measures or alternative operations in the event shipping systems or processes are interrupted or are hampered due to conditions beyond our or our vendor’s control at the end of any particular quarter.

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

Political/social events in recent years, including the recent outbreak of Severe Acute Respiratory Syndrome and concerns regarding terrorism, continue to put further pressure on economic conditions both domestically and internationally. The potential turmoil that may result from such events contributes to the uncertainty of the economic climate, further reducing predictability and our ability to develop and implement long-term strategic plans. In light of the foregoing, the impact of these or future similar conditions may have a materially adverse impact on our business, operating results, and financial position.

Moreover, the uncertain economic conditions have hampered our ability to make measured predictions as to our business, reducing our ability to develop and implement long-term business strategies and models.

We may not be able to implement new initiatives successfully

Part of our success in the past has resulted from our ability to implement new initiatives. Our future operating results will continue to depend upon:

•	the successful implementation of a unified PLM product strategy, including the realignment of internal functions, the management of multiple development and distribution processes and effective mitigation of disruption that may result from organizational change;

•	our ability to deliver an integrated and comprehensive suite of solutions and to capitalize on existing synergies through a common product strategy;

•	our ability to appropriately allocate and implement cost cutting measures that increase profitability while maintaining adequate resources for effective and coordinated organizational performance;

•	the success of our sales coverage reorganization and optimization initiatives, including:

—	the effectiveness of our organizational sales model,

—	the ability of our sales representatives to learn and sell our products,

—	our ability to attract and efficiently utilize a diverse group of geographically dispersed distributors, and

—	our ability to broaden and effectively utilize indirect distribution channels through alliances with resellers, systems integrators, and other strategic partners;

•	our ability to anticipate and meet evolving customer requirements in the PLM arena and successfully deliver products and services at an enterprise level;

•	our ability to develop rapidly implementable point solutions that adequately address specific business challenges;

•	our ability to identify and penetrate additional industry sectors that represent growth opportunities; and

•	our ability to execute on customer satisfaction initiatives and programs in order to retain our customer base and to develop customer references upon which we can expand that base.

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

Growth in the computer aided design solutions industry has slowed

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

We utilize third parties, such as resellers, systems integrators, and other strategic partners for the distribution and implementation of Windchill-based software solutions, which makes it more difficult to manage the sales process

Our PLM enterprise level solutions may require large-scale organizational implementations that in today’s marketplace are often performed by third parties. We have entered into and are currently developing additional relationships with third parties and intend to continue to do so. Using third parties to both implement and promote our products can result in a reduction in our control over the sales process and the delivery of services to our customers. In addition, the successful utilization of third parties will depend on:

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

Our utilization of third party service providers and our PLM point solutions offerings may crowd out service revenue

Our utilization of these third party service providers, as well as our introduction of PLM point solutions, which provide customers more autonomy over solving their problems, may have an adverse affect on our service revenue. We believe that entering into these relationships and offering these solutions will best serve to expand the coverage of our PLM software solutions, generate additional license revenue and provide the necessary expertise for their implementation and support. If these assumptions prove to be inaccurate or if projected additional license revenue and/or broader market coverage does not materialize, our revenues may be adversely affected.

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

IV.    Other Considerations

Our stock price has been highly volatile; this may make it harder to resell your shares at the time and at a price that is favorable to you

Market prices for securities of Internet and software companies have generally been volatile. In particular, the market price of these stocks has been and may continue to be subject to significant fluctuations unrelated or disproportionate to the operating performance of these companies. The trading prices and valuations of these stocks, and of ours, may not be predictable. Negative changes in the public’s perception of the prospects of Internet and/or software companies, or of PTC, could depress our stock price regardless of our results.

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

We are currently defending a securities class action lawsuit in which we could be liable for damages

Nine class action lawsuits were filed by shareholders between February and April 2003 against us and certain of our current and former officers and directors in the U.S. District Court in Massachusetts claiming violations of the federal securities laws based on alleged misrepresentations regarding our reported financial results for the fiscal years 1999, 2000 and 2001. These actions seek unspecified damages. On April 14, 2003, several motions to consolidate and motions for designation of lead plaintiff status were filed and they are pending before the court. We believe the claims are without merit, and we intend to defend them vigorously. We cannot predict the ultimate resolution of these actions at this time, and there can be no assurance that the litigation will not have a material adverse impact on our financial condition or results of operations.

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Nine class action lawsuits were filed by shareholders between February and April 2003 against us and certain of our current and former officers and directors in the U.S. District Court in Massachusetts claiming violations of the federal securities laws based on alleged misrepresentations regarding our reported financial results for the fiscal years 1999, 2000 and 2001. These actions seek unspecified damages. On April 14, 2003, several motions to consolidate and motions for designation of lead plaintiff status were filed and they are pending before the court. We believe the claims are without merit, and we intend to defend them vigorously. We cannot predict the ultimate resolution of these actions at this time, and there can be no assurance that the litigation will not have a material adverse impact on our financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of the Company held on March 13, 2003, the stockholders of the Company elected Donald K. Grierson and Oscar B. Marx III as Class I directors of the Company to hold office until the 2006 Annual Meeting (subject to the election and qualification of their successors and to their earlier death, resignation or removal). The stockholders also confirmed the selection by the Board of Directors of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ended September 30, 2003. The votes were as follows:

	Votes For	Votes Withheld or Opposed
Election of Directors:
Donald K. Grierson	209,058,296	14,380,334
Oscar B. Marx III	207,390,660	16,047,970

	Votes For	Votes Against	Votes Abstaining
Confirmation of independent auditors:
PricewaterhouseCoopers	200,370,050	21,510,412	1,558,168

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

99.1	*	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

*    Indicates that the exhibit accompanies this report and is not filed as a part of it.

(b)    Reports on Form 8-K

Form 8-K dated January 29, 2003 reporting that we had received a letter from the Nasdaq Listing Qualifications Panel confirming our compliance with all requirements for continued listing on the Nasdaq National Market. The Form 8-K updated the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002, in which we had reported receiving a Nasdaq Staff Determination letter indicating that, due to the delayed filing of the Annual Report, we were not in compliance with Nasdaq’s continued listing rules and that our common stock was subject to potential delisting from the Nasdaq National Market.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PARAMETRIC TECHNOLOGY CORPORATION

By:	/s/ THOMAS L. BEAUDOIN
Thomas L. Beaudoin Senior Vice President, Finance and Acting Chief Financial Officer (Principal Financial Officer)

Date: May 13, 2003

CERTIFICATION

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

Date: May 13, 2003

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

Date: May 13, 2003

/s/ THOMAS L. BEAUDOIN
Thomas L. Beaudoin Acting Chief Financial Officer