Form 10-Q
period 2003-06-28
PARAMETRIC TECHNOLOGY CORP
filed 2003-08-12
CIK 857005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 28, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES  ☒    NO  ☐

There were 266,261,553 shares of our common stock outstanding on August 6, 2003 and 264,480,765 shares of our common stock outstanding on June 28, 2003.

PARAMETRIC TECHNOLOGY CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended June 28, 2003

i

PART I—FINANCIAL INFORMATION

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 28, 2003	September 30, 2002
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$208,262	$178,825
Short-term investments	—	27,905
Accounts receivable, net of allowance for doubtful accounts of $5,988 and $6,173, respectively	162,146	157,522
Prepaid expenses	33,049	30,726
Other current assets	42,737	53,137
Prepaid income taxes	—	52,470

Total current assets	446,194	500,585
Marketable investments	—	3,684
Property and equipment, net	78,808	86,535
Goodwill (Note 5)	37,488	36,885
Other intangible assets, net (Note 5)	14,036	17,418
Other assets	36,542	29,852

Total assets	$613,068	$674,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,881	$23,834
Accrued expenses and other current liabilities	39,390	45,366
Accrued compensation and severance	54,328	49,194
Deferred revenue	190,122	197,303

Total current liabilities	306,721	315,697
Other liabilities	72,846	69,334
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 264,481 and 262,584 shares issued, respectively	2,645	2,626
Additional paid-in capital	1,648,477	1,644,198
Accumulated deficit	(1,384,005)	(1,323,517)
Accumulated other comprehensive loss	(33,616)	(33,379)

Total stockholders’ equity	233,501	289,928

Total liabilities and stockholders’ equity	$613,068	$674,959

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended		Nine months ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
		Restated Note 2		Restated Note 2
Revenue:
License	$48,621	$56,215	$155,382	$177,565
Service	116,623	121,850	352,855	375,832

Total revenue	165,244	178,065	508,237	553,397

Costs and expenses:
Cost of license revenue	2,875	4,197	7,498	12,608
Cost of service revenue	52,420	48,615	151,744	152,081
Sales and marketing	72,329	83,321	231,401	252,420
Research and development	31,880	33,464	95,722	103,725
General and administrative	17,931	17,302	50,108	49,505
Amortization of goodwill and other intangible assets (Note 5)	1,459	8,820	4,400	27,019
Restructuring and other charges (Note 3)	15,134	18,392	15,134	24,481

Total costs and expenses	194,028	214,111	556,007	621,839

Operating loss	(28,784)	(36,046)	(47,770)	(68,442)
Other expense, net	(10)	(1,230)	(1,462)	(1,927)

Loss before income taxes	(28,794)	(37,276)	(49,232)	(70,369)
Provision for (benefit from) income taxes	4,968	(9,936)	11,089	(18,521)

Net loss	$(33,762)	$(27,340)	$(60,321)	$(51,848)

Net loss per share (Note 4):
Basic	$(0.13)	$(0.10)	$(0.23)	$(0.20)
Diluted	$(0.13)	$(0.10)	$(0.23)	$(0.20)

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended
	June 28, 2003	June 29, 2002
		Restated Note 2
Cash flows from operating activities:
Net loss	$(60,321)	$(51,848)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	31,166	54,688
Other non-cash costs and expenses	3,602	2,363
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable	(6,162)	24,266
Accounts payable and accrued expenses	(8,852)	(8,397)
Accrued compensation and severance	5,134	(4,718)
Deferred revenue	(7,181)	(3,515)
Income taxes	55,602	(35,643)
Other current assets and prepaid expenses	12,169	481
Other noncurrent assets and liabilities	(9,034)	(235)

Net cash provided (used) by operating activities	16,123	(22,558)

Cash flows from investing activities:
Additions to property and equipment	(16,360)	(25,953)
Additions to other intangible assets	(3,740)	(1,412)
Purchases of investments	(17,119)	(27,335)
Proceeds from sales and maturities of investments	48,556	32,843

Net cash provided (used) by investing activities	11,337	(21,857)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,952	4,919
Purchases of treasury stock	(169)	(4,998)

Net cash provided (used) by financing activities	3,783	(79)

Effect of exchange rate changes on cash and cash equivalents	(1,806)	4,644

Net increase (decrease) in cash and cash equivalents	29,437	(39,850)
Cash and cash equivalents, beginning of period	178,825	217,369

Cash and cash equivalents, end of period	$208,262	$177,519

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three months ended		Nine months ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
		Restated Note 2		Restated Note 2
Net loss	$(33,762)	$(27,340)	$(60,321)	$(51,848)

Other comprehensive income (loss), net of tax provision (benefit):
Foreign currency translation adjustment, net of tax of $0, $2,328, $0 and $1,447, respectively	407	4,352	(102)	2,716
Net unrealized gain (loss) on securities and derivatives, net of tax of $0, $(484), $0 and $(37), respectively	97	(901)	(135)	(69)

Other comprehensive income (loss)	504	3,451	(237)	2,647

Comprehensive loss	$(33,258)	$(23,889)	$(60,558)	$(49,201)

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Parametric Technology Corporation and its wholly owned subsidiaries and have been prepared by management in accordance with generally accepted accounting principles. Unless otherwise indicated, all references to a year reflect our fiscal year, which ends on September 30. The year-end consolidated balance sheet was derived from our audited financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated. The consolidated statement of operations for the nine months ended June 29, 2002 reflects the reclassification of reimbursements for out-of-pocket expenses to service revenue (see Note 6) and the consolidated balance sheet as of September 30, 2002 reflects the reclassification of certain intangible assets to goodwill (see Note 5). While we believe that the disclosures presented are adequate to make the information not misleading, these unaudited quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

The results of operations for the three and nine months ended June 28, 2003 are not necessarily indicative of the results expected for the remainder of the fiscal year.

2.    Restatement

The accompanying unaudited consolidated financial statements for the three and nine months ended June 29, 2002 reflect restatements to the financial statements from our previously filed Form 10-Q for the quarter ended June 29, 2002. In connection with the implementation of a new accounting system in late 2002, we subsequently determined that we had miscalculated the allocation of deferred maintenance revenues from 1999 through 2002, resulting in revenues not being recognized in the proper periods. We identified maintenance revenue recognized during the periods 1999 through 2002 that should have been deferred at September 30, 2002 to be recognized in fiscal 2003 and later periods. We included restated financial statements in our Annual Report on Form 10-K for the year ended September 30, 2002, filed with the Securities and Exchange Commission on January 28, 2003. The financial information for the three and nine months ended June 29, 2002 included in these quarterly financial statements gives effect to the restatement and reflects a reduction in service revenue of $4.4 million and $14.0 million for those periods, respectively.

A summary of the effects of the restatement on our consolidated results of operations is as follows:

	Three months ended June 29, 2002		Nine months ended June 29, 2002
	Previously Reported	Restated	Previously Reported	Restated
Consolidated Statements of Operations:
Service revenue	$126,293	$121,850	$389,835	$375,832
Operating loss	(31,603)	(36,046)	(54,439)	(68,442)
Loss before income taxes	(32,833)	(37,276)	(56,366)	(70,369)
Benefit from income taxes	(8,263)	(9,936)	(13,562)	(18,521)
Net loss	(24,570)	(27,340)	(42,804)	(51,848)
Net loss per share:
Basic	$(0.09)	$(0.10)	$(0.16)	$(0.20)
Diluted	$(0.09)	$(0.10)	$(0.16)	$(0.20)

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Restructuring and Other Charges

In the third quarter of 2003, we recorded total restructuring and other charges of $15.1 million. In April 2003, we announced and began implementing new cost reduction initiatives designed to reduce our operating cost structure and, as a result, we recorded a restructuring charge of $7.8 million for severance and termination benefits related to 163 employees terminated during the third quarter. We also recorded charges of $6.3 million related to excess facilities and $1.0 million to write off certain acquired technology. The increase in the liabilities for excess facilities is primarily due to revised estimates of gross lease commitments in excess of sublease income related to leases assumed in connection with our 1998 acquisition of Computervision Corporation (the “Computervision leases”).

In conjunction with the continuation of the cost reduction initiatives begun in the third quarter of 2003 and additional cost reductions announced in July 2003, we expect to incur restructuring charges, incremental to the charges recorded in the third quarter, primarily related to employee severance and termination benefits and excess facilities, over the next several quarters aggregating approximately $50 million.

In the third quarter of 2002, we recorded a restructuring charge of $18.4 million associated with facilities and a reduction in force to reduce our headcount to approximately 3,865 employees by the end of fiscal 2002. The restructuring charge was comprised of $11.2 million for severance and termination benefits of approximately 240 employees who were notified or identified for termination during the third quarter and $7.2 million for excess facilities. The excess facilities charge was primarily comprised of revisions to Computervision lease liabilities for existing excess facilities made as a result of changing real estate market conditions and related actions taken during the quarter by several sub-lessees of our excess facilities requiring an increase in our liability estimates.

In the first quarter of 2002 (ended December 29, 2001), we recorded restructuring charges of $6.1 million for severance and termination benefits associated with a reduction in workforce of approximately 70 people who were notified or terminated during the quarter.

The following table summarizes restructuring accrual activity for the three and nine months ended June 28, 2003:

	Three months ended June 28, 2003			Nine months ended June 28, 2003
	Employee Severance and Related Benefits	Facility Closures and Other Costs	Total	Employee Severance and Related Benefits	Facility Closures and Other Costs	Total
Beginning balance	$748	$31,828	$32,576	$2,655	$35,309	$37,964
Charges to operations	7,780	6,354	14,134	7,780	6,354	14,134
Cash disbursements	(4,904)	(1,914)	(6,818)	(6,811)	(5,395)	(12,206)

Balance, June 28, 2003	$3,624	$36,268	$39,892	$3,624	$36,268	$39,892

The accrual for facility closures and related costs is included in accrued expenses and other liabilities in the consolidated balance sheet, and the accrual for employee severance and related benefits is included in accrued compensation and severance. We expect to make cash disbursements related to these accrued restructuring charges of approximately $14 million within the next twelve months, primarily related to facility closure costs. The remaining payments of approximately $26 million primarily relate to excess facilities and are expected to be paid out through 2010.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Three months ended		Nine months ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
		Restated Note 2		Restated Note 2
Net loss	$(33,762)	$(27,340)	$(60,321)	$(51,848)

Weighted average shares outstanding	264,487	260,825	263,625	260,581
Dilutive effect of employee stock options	—	—	—	—

Diluted shares outstanding	264,487	260,825	263,625	260,581

Basic net loss per share	$(0.13)	$(0.10)	$(0.23)	$(0.20)
Diluted net loss per share	$(0.13)	$(0.10)	$(0.23)	$(0.20)

Due to the net losses generated in 2003 and 2002, the effect of outstanding stock options for the purchase of 71.3 million and 68.9 million shares for the third quarter of 2003 and 2002, respectively, and 71.7 million and 67.7 million shares for the first nine months of 2003 and 2002, respectively, was excluded from the computation of diluted EPS as the effect would have been anti-dilutive. Of those amounts, stock options to purchase 66.1 million and 65.0 million shares for the third quarter of 2003 and 2002, respectively, and 68.9 million and 58.5 million shares for first nine months of 2003 and 2002, respectively, had exercise prices per share that were greater than the average market price of our common stock for those periods.

Valuation of Stock Plans

We offer an employee stock purchase plan for all eligible employees. Under the current plan, which qualifies as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code, shares of our common stock can be purchased at 85% of the lower of the fair market value of the stock on the first or the last day of each six-month offering period, with certain limitations. In addition, we have stock option plans for employees, directors, officers and consultants that provide for issuance of nonqualified and incentive stock options as well as restricted stock awards and stock appreciation rights. The option exercise price is typically the fair market value at the date of grant. These options generally vest over four years and expire ten years from the date of grant. These stock plans are described more fully in Note J to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB No. 25, no compensation cost is recognized when the option exercise price is equal to the market price of the underlying stock on the date of grant. An alternative method of accounting is provided by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Under SFAS No. 123, employee stock options are valued at the grant date using an option pricing model, and compensation cost is recognized ratably over the vesting period.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 148, issued by the Financial Accounting Standards Board in December 2002, amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. As permitted by APB No. 25, we generally have not recognized compensation expense in connection with stock option grants to employees, directors and officers under our plans. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to all stock-based awards to employees.

	Three months ended		Nine months ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
		Restated Note 2		Restated Note 2
Net loss, as reported	$(33,762)	$(27,340)	$(60,321)	$(51,848)
Stock-based employee compensation cost included in reported net loss, net of a tax benefit of $0, $10, $0 and $9, respectively	109	26	328	27
Stock-based employee compensation expense determined under fair value based method, net of a tax benefit of $0, $6,905, $0 and $21,518, respectively	(11,583)	(18,954)	(40,543)	(60,241)

Pro forma net loss	$(45,236)	$(46,268)	$(100,536)	$(112,062)

Net loss per share:
Basic-as reported	$(0.13)	$(0.10)	$(0.23)	$(0.20)
Basic-pro forma	$(0.17)	$(0.18)	$(0.38)	$(0.43)

Diluted-as reported	$(0.13)	$(0.10)	$(0.23)	$(0.20)
Diluted-pro forma	$(0.17)	$(0.18)	$(0.38)	$(0.43)

The illustrative disclosures above include the amortization of the fair value of all options over their vesting schedules. The pro forma net loss for the three and nine months ended June 28, 2003 includes an income tax valuation allowance fully offsetting any income tax benefit related to the stock-based employee compensation expense for those periods. The effects indicated above of applying SFAS No. 123 are not necessarily representative of the effects on similar illustrative disclosures in future years.

The fair value of options granted has been estimated at the date of grant using the Black-Scholes option-pricing model assuming the following weighted-average assumptions:

	2003	2002
Expected life (years)	4.0	6.0
Risk-free interest rates	2.3-3.0%	4.9%
Volatility	75%	75%
Dividend yield	—	—

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

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Goodwill and Other Intangible Assets

On October 1, 2002, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we stopped amortizing goodwill and adopted a new policy for measuring goodwill and other intangible assets for impairment. We currently operate within a single industry segment—computer software and related services. Within this single industry segment, we have two operating segments: our software products operating segment and services operating segment (see Note 7, Segment Information, for further discussion). All of our goodwill and other intangible assets are associated with our software products operating segment. Under our new policy, goodwill and other intangible assets are tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the operating segment below its carrying value. We completed the initial impairment review as of October 1, 2002 and our annual impairment review as of June 28, 2003. We have concluded that no impairment charge was required as of either date. We plan to conduct our annual impairment test as of the end of the third quarter of each year.

The following goodwill and other intangible assets are included in the accompanying consolidated balance sheets:

	June 28, 2003			September 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill and intangible assets with indefinite lives (not amortized):
Goodwill	$140,620	$103,132	$37,488	$138,377	$101,492	$36,885
Trademarks	9,950	5,954	3,996	9,767	5,847	3,920

Sub-total	150,570	109,086	41,484	148,144	107,339	40,805
Intangible assets with finite lives (amortized):
Purchased software	28,516	23,516	5,000	28,274	20,249	8,025
Capitalized software	17,057	13,229	3,828	14,317	11,396	2,921
Customer lists	8,657	7,529	1,128	8,475	6,086	2,389
Other	316	232	84	316	153	163

Sub-total	54,546	44,506	10,040	51,382	37,884	13,498

Total goodwill and other intangible assets	$205,116	$153,592	$51,524	$199,526	$145,223	$54,303

Upon adoption of SFAS No. 142, we reclassified the net book value of assembled workforce to goodwill in accordance with that standard. The change in the carrying amounts of goodwill and trademarks for the nine months ended June 28, 2003 is due to foreign currency translation adjustments related to those asset balances that are recorded in non-U.S. currencies.

The aggregate amortization expense for intangible assets with finite lives recorded for the three and nine months ended June 28, 2003 was $2.1 million and $6.2 million, respectively. Of those amounts, $1.5 million and $4.4 million, respectively, was recorded as amortization of other intangible assets and $0.6 million and $1.8 million, respectively, was recorded as cost of license revenue for the three and nine months ended June 28, 2003. The estimated aggregate future amortization expense for intangible assets with finite lives remaining as of June 28, 2003 is $1.8 million for the remainder of 2003, $6.3 million for 2004, $0.9 million for 2005, $0.9 million for 2006 and $0.1 million for 2007.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate amortization expense for intangible assets recorded for the three and nine months ended June 29, 2002 was $9.5 million and $29.1 million, respectively. Of those amounts, $8.8 million and $27.0 million, respectively, was recorded as amortization of goodwill and other intangible assets and $0.7 million and $2.1 million, respectively, was recorded as cost of license revenue for the three and nine months ended June 29, 2002.

The following table sets forth the net loss for the three and nine months ended June 28, 2003 and June 29, 2002, as adjusted to exclude amortization expense related to goodwill and other intangible assets that are no longer being amortized:

	Three months ended		Nine months ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
		Restated Note 2		Restated Note 2
Reported net loss	$(33,762)	$(27,340)	$(60,321)	$(51,848)
Goodwill amortization, net of tax	—	6,146	—	18,515
Trademark amortization, net of tax	—	296	—	897

Adjusted net loss	$(33,762)	$(20,898)	$(60,321)	$(32,436)

Basic net loss per share	$(0.13)	$(0.08)	$(0.23)	$(0.12)
Diluted net loss per share	$(0.13)	$(0.08)	$(0.23)	$(0.12)

6.    Recent Accounting Pronouncements

Accounting for Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123, Accounting for Stock-Based Compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS No. 148 are effective for all financial statements for fiscal years ending after December 15, 2002. Because we have not adopted the fair value method of accounting for stock-based employee compensation, SFAS No. 123 affects only our disclosure and there is no impact on our consolidated financial position or results of operations. Our disclosure in accordance with the interim disclosure requirements of SFAS No. 148 is included in Note 4 to these consolidated financial statements.

Costs Associated with Exit or Disposal Activities (Restructuring Charges)

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. Prior to SFAS No. 146, under EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31,

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2002. The employee severance charges recorded in the third quarter of 2003 (described in Note 3 of these consolidated financial statements) have been accounted for in accordance with SFAS No. 146.

In April and July 2003, we announced new cost reduction initiatives. We expect to incur restructuring charges, incremental to the charges recorded in the third quarter, over the next several quarters aggregating approximately $50 million related to these cost reductions. Accounting for these restructuring charges will be in accordance with SFAS No. 146.

Reimbursements for Out-of-Pocket Expenses

In November 2001, the Emerging Issues Task Force (EITF) issued, effective for financial reporting periods beginning after December 15, 2001, Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred requiring that reimbursements by our customers for our out-of-pocket expenses be classified as revenue. Historically, we had recorded such reimbursements as a reduction to our cost of service revenues (offsetting the related costs). Beginning in the second quarter of 2002, we were required to adopt the EITF guidance and, accordingly, for prior comparable periods we have reclassified reimbursements for out-of-pocket expenses to service revenue and correspondingly increased the Cost of Service Revenue. For the nine months ended June 29, 2002, reimbursements reclassified to service revenue totaled $1.3 million.

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

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. Variable interest entities have been commonly referred to as special-purpose entities or off-balance sheet structures. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns, or both. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003. It applies in the first interim period beginning after June 15, 2003 to pre-existing entities. We have determined that we do not have an interest in any such entities.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments be classified as a liability in the balance sheet, that, under previous guidance, could have been accounted for as equity. For public companies, the statement is effective immediately for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of SFAS No. 150 to have a material effect on our financial position or results of operations.

Amendment of Statement 133 on Derivative Instruments and Hedging Activities

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative (as defined in SFAS No. 133), clarifies when a derivative contains a financing component, amends definitions to conform to language used in FIN No. 45 and amends certain other existing pronouncements to ensure consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. We do not expect the adoption of SFAS No. 149 to have a material effect on our financial position or results of operations.

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

In the second quarter of 2003, with the launch of Pro/ENGINEER Wildfire, we began selling a product development system package called “Flex 3C” for Create, Collaborate and Control. This package is configured to meet the needs of the high-end design engineer working in a process-oriented environment. It includes  Pro/ENGINEER Wildfire with advanced engineering modules, Windchill ProjectLink, and Windchill PDMLink as a data management option. Because the package includes both design solutions and Windchill-based collaboration and control solutions, for purposes of reporting revenues by product groups, we developed a revenue allocation methodology in conjunction with Pro/ENGINEER Wildfire pricing and packaging. New Flex 3C revenue is allocated 90% to our design solutions and 10% to our collaboration and control solutions. Revenue from upgrades to the Flex 3C package is allocated 50% to our design solutions and 50% to our collaboration and control solutions. Further, as we continue to offer packages that include both design solutions products and collaboration and control solutions products, the delineation between the two product lines may become less meaningful and, accordingly, we may revise our product categories.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The revenue and operating income (loss) attributable to these operating segments are summarized as follows:

	Three months ended		Nine months ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
		Restated Note 2		Restated Note 2
Revenue:
Software products: (1)
Design solutions	$105,199	$112,239	$322,042	$354,960
Collaboration and control solutions	19,887	26,533	66,412	71,722

Total software products revenue	125,086	138,772	388,454	426,682
Service:
Design solutions	18,391	18,994	58,377	62,547
Collaboration and control solutions	21,767	20,299	61,406	64,168

Total services revenue	40,158	39,293	119,783	126,715
Total revenue:
Design solutions	123,590	131,233	380,419	417,507
Collaboration and control solutions	41,654	46,832	127,818	135,890

Total revenue	$165,244	$178,065	$508,237	$553,397

Operating income (loss): (2) (3)
Software products segment	$73,505	$79,470	$242,422	$246,894
Service segment (3)	373	(1,901)	3,720	4,801
Distribution expenses (3) (4)	(78,275)	(89,353)	(237,347)	(262,665)
Unallocated expenses (3) (5)	(24,387)	(24,262)	(56,565)	(57,472)

Total operating loss	$(28,784)	$(36,046)	$(47,770)	$(68,442)

(1)	Includes maintenance service revenue, which is included in Service Revenue in the consolidated statements of operations.
(2)	The operating income (loss) reported does not represent the total operating results for each operating segment as it does not contain an allocation of sales, marketing, corporate and general administrative expenses incurred in support of the operating segments.
(3)	In the third quarter and first nine months of 2003, software products included $1.9 million, services included $0.8 million, distribution expenses included $5.9 million and unallocated expenses included $6.5 million of the $15.1 million of restructuring and other charges recorded. In the third quarter and first nine months of 2002, software products included $2.2 million and $2.2 million, services included $3.2 million and $4.1 million, distribution expenses included $6.0 million and $10.2 million and unallocated expenses included $7.0 million and $8.0 million, respectively, of the $18.4 million and $24.5 million of restructuring charges recorded in each of those respective periods.
(4)	Distribution expenses represent all sales and marketing expenses, including the related portion of restructuring charges.
(5)	Unallocated expenses represent all corporate and general and administrative expenses, including the related portion of restructuring charges.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Data for the geographic regions in which we operate is presented below:

	Three months ended		Nine months ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
		Restated Note 2		Restated Note 2
Revenue:
North America	$54,332	$72,515	$190,586	$230,180
Europe	60,511	56,403	177,892	184,095
Asia/Pacific	50,401	49,147	139,759	139,122

Total revenue	$165,244	$178,065	$508,237	$553,397

Total long-lived assets by geographic region have not changed significantly from September 30, 2002.

8.    Commitments and Contingencies

Legal Proceedings

Nine class action lawsuits were filed by shareholders between February and April 2003 against us and certain of our current and former officers and directors in the U.S. District Court in Massachusetts claiming violations of the federal securities laws based on alleged misrepresentations regarding our reported financial results for the fiscal years 1999, 2000 and 2001. These actions seek unspecified damages. On April 15, 2003, several motions to consolidate and motions for designation of lead plaintiff status were filed. On May 20, 2003, the court issued an order consolidating the cases, appointing lead plaintiff and appointing lead counsel. An amended and consolidated complaint has not yet been filed. We believe the claims are without merit, and we intend to defend them vigorously. We cannot predict the ultimate resolution of these actions at this time, and there can be no assurance that these actions will not have a material adverse impact on our financial condition or results of operations.

On May 30, 2003, a lawsuit was filed against us in the U.S. District Court in Massachusetts by Rand A Technology Corporation and Rand Technologies Limited (collectively, “Rand”). Rand historically has been our largest distributor. In our first quarter of 2003, we amended our distribution agreements with Rand covering certain territories to provide that Rand’s distribution rights under these agreements will expire on December 31, 2003 rather than on October 1, 2005. Rand’s complaint alleges various breaches of distribution and reseller agreements between Rand and us and seeks equitable relief and substantial damages. On July 14, 2003, we filed a motion to dismiss the majority of the claims. We believe the claims are without merit and will contest them vigorously. We cannot predict the ultimate resolution of this action at this time, and there can be no assurance that this action will not have a material adverse impact on our financial condition or results of operations.

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

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on our financial position or results of operations. The following is a summary of our agreements that we have determined are within the scope of FIN No. 45.

As permitted by, but only to the extent permitted by, Massachusetts law, our articles of organization require that we indemnify each person at any time elected or appointed a director or officer, or who serves at our request as a director or officer of another organization or in any capacity with respect to any employee benefit plan against liabilities arising out of any claim made against such person or in which such person may be involved by reason of having so served or by reason of any action taken or omitted. Our obligation to indemnify continues after a person ceases to be a director or officer and inures to the benefit of his or her estate, heirs, executor and administrator. The maximum potential amount of future payments we could be required to make under our articles of organization is unlimited; however, we have director and officer liability insurance policies that may enable us to recover a portion of any future amounts paid. All of these indemnification provisions were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002.

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

When, as part of an acquisition, we acquire all of the stock or all of the assets and liabilities of a company, we potentially assume the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments we could be required to make for such obligations is undeterminable at this time. All of these obligations for acquisitions completed prior to December 31, 2002 were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002.

We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products for a specified period of time (generally 90 to 180 days). Additionally, we generally warrant that our consulting services will be performed consistent with generally accepted industry standards. In most cases, liability for these warranties is capped. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history; however, we have never incurred significant expense under our product or services warranties. As a result, we believe the estimated fair value of these agreements is immaterial.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q about our anticipated financial results and long-term growth, as well as about the development of our products and markets, are forward looking statements that are based on our current plans and assumptions. Important information about the bases for these plans and assumptions and certain factors that may cause our actual results to differ materially from these statements are contained below and in “Important Factors That May Affect Future Results” beginning on page 33.

Introduction

As described in Note 2 to our accompanying unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, we have restated our financial statements for the fiscal years ended September 30, 2001, 2000 and 1999. In connection with the implementation of a new accounting system in late 2002, we subsequently determined that we had miscalculated the allocation of deferred maintenance revenues from 1999 through 2002, resulting in revenues not being recognized in the proper periods. We identified maintenance revenue recognized during the periods 1999 through 2002 that should have been deferred at September 30, 2002 to be recognized in fiscal 2003 and later periods. We included restated financial statements in our Annual Report on Form 10-K for the year ended September 30, 2002, filed with the Securities and Exchange Commission on January 28, 2003. The financial information for the three and nine months ended June 29, 2002 included in the following discussion gives effect to the restatement and reflects a reduction in service revenue of $4.4 million and $14.0 million for those periods, respectively.

A summary of the effects of the restatement on our consolidated results of operations is as follows:

	Three months ended June 29, 2002		Nine months ended June 28, 2002
	Previously Reported	Restated	Previously Reported	Restated
Consolidated Statements of Operations:
Service revenue	$126,293	$121,850	$389,835	$375,832
Operating loss	(31,603)	(36,046)	(54,439)	(68,442)
Loss before income taxes	(32,833)	(37,276)	(56,366)	(70,369)
Benefit from income taxes	(8,263)	(9,936)	(13,562)	(18,521)
Net loss	(24,570)	(27,340)	(42,804)	(51,848)
Net loss per share:
Basic	$(0.09)	$(0.10)	$(0.16)	$(0.20)
Diluted	$(0.09)	$(0.10)	$(0.16)	$(0.20)

Business Overview

Parametric Technology Corporation (PTC), founded in 1985 and headquartered in Needham, MA, develops, markets and supports product lifecycle management (PLM) software solutions that help manufacturers improve the competitiveness of their products and product development processes. Our solutions, which include a suite of mechanical computer-aided design tools (our design solutions) and a range of web-based collaboration technologies (our collaboration and control solutions), enable manufacturing companies to create virtual computer-based products (digital products), collaborate on designs within the enterprise and throughout the extended supply chain, and control the digital product information throughout the product lifecycle. This results in streamlined engineering processes, improved product quality, optimized product information management and reduced cost and time-to-market cycles. Our PLM software solutions are complemented by our experienced services organization, as well as resellers, systems integrators, and other strategic partners, who provide training, consulting, ancillary product offerings, implementation and support to customers worldwide.

Historically, our core business focus has been to provide design solutions to customers through our flagship Pro/ENGINEER® design software, and we continue to provide our customers with industry-leading product development, manufacturing and engineering design solutions based on this software. License and services revenue associated with our design solutions continues to comprise a majority of our revenue. While the discrete market for computer-aided design solutions has declined, we believe that there is opportunity for growth in the adjacent collaboration and control solutions market and have seen these two markets converge into a broader PLM opportunity. The PLM market covers the mechanical computer-aided design, manufacturing and engineering (CAD, CAM and CAE) markets as well as many other previously isolated markets that address various phases of the product lifecycle. These include product data management (PDM), component and supplier management (CSM), visualization and digital mockup, enterprise application integration (EAI), program and project management, after market service and portfolio management, requirements management, customer needs management, as well as manufacturing planning.

With our suite of PLM software solutions, we see an opportunity to address several of the key challenges that manufacturing companies face in their product development processes: more frequent change, heterogeneity of systems, and increased communication inside and outside the manufacturing enterprise to support growing outsourcing and increasingly transparent supply chains. Accordingly, we have channeled significant resources into our Windchill®-based collaboration and control solutions technology so that, with our PLM software suite, we can provide our customers a product development system that permits individuals—regardless of their roles in the commercialization of a product, the computer-based tools they use, or their location geographically or in the supply chain—to participate in and impact the product development process across the manufacturing value chain. Our efforts to implement this strategy are still in process.

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

Our design solutions and our collaboration and control solutions are aligned under a unified product strategy. The strategy allows us to capitalize on existing product synergies and offer fully leveraged product development solutions that enable the creation, collaboration and control of digital product information across the extended design chain. Our efforts have resulted in the creation of a new offering, the product development system. The goal of our product development system approach is to reduce the complexity for our customers by ensuring that our solutions, which support core product development processes, work together in a cohesive system.

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

The cornerstone of our design solutions software is Pro/ENGINEER, a mechanical design automation technology based on a robust, parametric, feature-based solid modeler, enabling changes made during the design process to be associatively updated throughout the design. Pro/ENGINEER is complemented by functional options and extensions as well as other products for conceptual design, simulation, manufacturing, and routed systems design. These features allow companies to create more innovative, differentiated and functional products quickly and easily.

In February 2003, we commenced shipment of the production version of Pro/ENGINEER Wildfire™, the most recent release of our Pro/ENGINEER design solution. Pro/ENGINEER Wildfire is designed to offer design engineers enhanced ease-of-use and the ability to integrate design tools with our collaboration and control solutions. The product’s new user interface makes it more competitive with lower end modeling tools on the market that are known for ease-of-use, while maintaining the powerful functionality of Pro/ENGINEER. Additionally, Pro/ENGINEER Wildfire is the first CAD system with an embedded web browser and native support for web services. This enables us to offer our customers Pro/ENGINEER and Windchill in an integrally linked solution in a multi-user, distributed environment that is designed to support complex product development processes. Pro/ENGINEER Wildfire also offers optional peer-to-peer design conferencing from within the application, enabling enhanced real-time collaboration with a distributed design team.

COLLABORATION AND CONTROL SOLUTIONS

Our collaboration and control solutions are based on our Windchill technology, which has evolved since its introduction in 1998 to address expanding customer needs. Windchill is currently sold in two forms based on the common Windchill infrastructure: our Windchill Link solutions and configurable Windchill modules for enterprise-level PLM.

Our Windchill Link solutions consist of pre-configured, integrated products that utilize the web-based Windchill architecture, as well as components of our design solutions and our Windchill enterprise-level application modules. These point solutions are designed to address specific business-critical manufacturing functions and can be implemented with little configuration in as few as several weeks in accordance with a pre-defined implementation methodology. These solutions include Windchill ProjectLink™, Windchill PDMLink™, Windchill PartsLink™ and Windchill DynamicDesignLink™.

We also offer Windchill capabilities in a modular form to support customer-specific configurations. The Windchill modular architecture and toolsets enable manufacturers to extend the data models and user interface to support unique business processes, such as legacy system replacement and consolidation, complex workflow and document management, and integration and rationalization of diverse systems following merger or acquisition. The modules consist principally of the following: a vault for data management to store and retrieve product files; workflow applications for sequencing the flow of product information and change management processes; visualization software for enabling the customer to see a three-dimensional view of product data; and, when desired, data adaptors for connecting to standard computer aided design (CAD) software or standard enterprise resource planning (ERP) systems via standard application interfaces. The application modules include standard features and functions with capabilities that include product and process management, collaboration, and product planning. The pre-defined templates (e.g., document folders and workflows) may be used as is or may be configured to the customer’s business environment. For example, the workflow template may be changed to reflect the customer’s organizational approval preferences.

These design and collaboration and control solutions are part of our overall strategy to provide a portfolio of PLM solutions that address specific business challenges that occur at various points in the product lifecycle. They are designed to enable manufacturers to implement a product development system appropriate for their particular requirements, allowing them to deliver new products to market faster and manage the complexities of product development throughout an evolving supply chain. Going forward, we plan to evaluate periodically the requirements of our customers and general market need for additional solutions.

SERVICES ORGANIZATION

Our software solutions are complemented by service offerings from our services organization, as well as from third-party resellers, systems integrators and other strategic partners. Our services organization is committed to meeting the consulting, implementation, education and technical support requirements of our customers.

Results of Operations

Overview

The following is an overview of our results of operations for the third quarter and first nine months of 2003:

•	Total revenue was $165.2 million for the third quarter of 2003, compared to $178.1 million for the third quarter of 2002. Total revenue was $508.2 million for the first nine months of 2003, compared to $553.4 million for the first nine months of 2002.

•	Our year-over-year third quarter revenue declined 7%, reflecting a 14% decrease in software license revenue and a 4% decrease in service revenue. Our year-over-year nine-month revenue decreased 8%, reflecting a 12% decrease in software license revenue and a 6% decrease in service revenue.

•	Our year-over year collaboration and control (Windchill-based) solutions revenue decreased 11% for the third quarter and decreased 6% for the first nine months of 2003, to $41.7 million and $127.8 million, respectively, from $46.8 million and $135.9 million for the third quarter and first nine months of 2002.

•	Our year-over-year design solutions revenue decreased 6% to $123.6 million in the third quarter of 2003 from $131.2 million in the third quarter of 2002, and decreased 9% to $380.4 million for the first nine months of 2003 from $417.5 million for the first nine months of 2002.

•	On a sequential basis from the previous quarter, our collaboration and control solutions revenue decreased 2% and our design solutions revenue decreased 4%.

•	Total costs and expenses were $194.0 million for the third quarter of 2003, compared to $214.1 million for the third quarter of 2002. Total costs and expenses were $556.0 million for the first nine months of 2003, compared to $621.8 million for the first nine months of 2002.

•	We incurred $15.1 million of restructuring and other charges in both the third quarter and first nine months of 2003 (as there were no restructuring charges in the first six months of 2003), compared to $18.4 million and $24.5 million in the third quarter and first nine months of 2002, respectively.

•	For the third quarter of 2003, we incurred a net loss of $33.8 million, compared to a net loss of $27.3 million for the third quarter of 2002. For the first nine months of 2003, we incurred a net loss of $60.3 million, compared to a net loss of $51.8 million for the first nine months of 2002.

The following table shows certain consolidated financial data as a percentage of our total revenue for the third quarter and first nine months of 2003 and 2002:

	Three months ended		Nine months ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
		Restated Note 2		Restated Note 2
Revenue:
License	29%	32%	31%	32%
Service	71	68	69	68

Total revenue	100	100	100	100

Costs and expenses:
Cost of license revenue	2	2	1	2
Cost of service revenue	31	27	30	27
Sales and marketing	44	47	46	46
Research and development	19	19	19	19
General and administrative	11	10	10	9
Amortization of goodwill and other intangible assets	1	5	1	5
Restructuring and other charges	9	10	3	4

Total costs and expenses	117	120	110	112

Operating loss	(17)	(20)	(10)	(12)
Other expense, net	—	(1)	—	—

Loss before income taxes	(17)	(21)	(10)	(12)
Provision for (benefit from) income taxes	3	(6)	2	(3)

Net loss	(20)%	(15)%	(12)%	(9)%

Revenue

Total Revenue

Our revenue consists of software license revenue and service revenue, which includes software maintenance, consulting, implementation, education and other technical support revenue. Overall, our total revenue decreased 7% and 8% in the third quarter and first nine months of 2003, respectively, compared to 2002 (on a consistent foreign currency basis, the total revenue decrease was 14% and 13% in the third quarter and first nine months of 2003, respectively, compared to 2002). The 7% decrease in total revenue in the third quarter of 2003 compared to the third quarter of 2002 reflects a decrease of 6% in our total design solutions revenue and a decrease of 11% in our total collaboration and control (Windchill-based) solutions revenue. The 8% decrease in total revenue in the first nine months of 2003 compared to the first nine months of 2002 reflects a decrease of 9% in our total design solutions revenue and a decrease of 6% in our total collaboration and control solutions revenue. Total revenue was adversely affected by continued weakness in technology spending in the global manufacturing economy and the other factors described further below. We derived 67% and 59% of our total revenue from sales to customers outside of North America in the third quarter of 2003 and 2002, respectively, compared to 62% and 58% in the first nine months of 2003 and 2002, respectively. North American revenues were 25% lower in the third quarter of 2003 than in the third quarter of 2002, while sales in Europe and in Asia Pacific were up 7% and 3%, respectively, over the same period (on a consistent foreign currency basis, however, revenue for the third quarter in Europe was down 11% and Asia Pacific was down 2%, compared to the third quarter of 2002).

Total license revenue decreased 14% in the third quarter of 2003, compared to the third quarter of 2002 and 12% in the first nine months of 2003, compared to the first nine months of 2002. Service revenue accounted for 71%

and 68% of total revenue in the third quarters of 2003 and 2002, respectively, and 69% and 68% of total revenue in the first nine months of 2003 and 2002, respectively. Service revenue, which has a lower gross profit margin than license revenue, decreased by $5.2 million or 4% in the third quarter of 2003, compared to the third quarter of 2002, and decreased by $23.0 million or 6% in the first nine months of 2003, compared to the first nine months of 2002. Service revenue has been, and may continue to be, adversely affected by lower license sales in current and prior periods.

In the second quarter of 2003, with the launch of Pro/ENGINEER Wildfire, we began selling a product development system package called “Flex 3C” for Create, Collaborate and Control. This package is configured to meet the needs of the high-end design engineer working in a process-oriented environment. It includes Pro/ENGINEER Wildfire with advanced engineering modules, Windchill ProjectLink, and Windchill PDMLink as a data management option. Because the package includes both design solutions and Windchill-based collaboration and control solutions, for purposes of reporting revenues by product groups, we developed a revenue allocation methodology in conjunction with Pro/ENGINEER Wildfire pricing and packaging. New Flex 3C revenue is allocated 90% to our design solutions and 10% to our collaboration and control solutions. Revenue from upgrades to the Flex 3C package is allocated 50% to our design solutions and 50% to our collaboration and control solutions. Further, as we continue to offer packages that include both design solutions products and collaboration and control solutions products, the delineation between the two product lines may become less meaningful and, accordingly, we may revise our product categories.

Collaboration and Control (Windchill-based) Solutions Revenue

Total revenue from our collaboration and control solutions and related services decreased 11% in the third quarter of 2003, compared to the third quarter of 2002, and decreased 6% in the first nine months of 2003, compared to the first nine months of 2002. Our collaboration and control solutions revenue represented 25% and 26% of total revenue for the third quarter of 2003 and 2002, respectively, and 25% of total revenue for the first nine months of both 2003 and 2002.

License revenue for our collaboration and control software decreased 44% in the third quarter of 2003, compared to the third quarter of 2002, and decreased 14% in the first nine months of 2003, compared to the first nine months of 2002. Sequentially, our Windchill license revenue decreased 30%. Service revenue related to collaboration and control software increased 11% in the third quarter of 2003, compared to the third quarter of 2002, and decreased 1% in the first nine months of 2003, compared to the first nine months of 2002. While we experienced strong growth in the number of new Windchill customers during the quarter and the third quarter was our first full quarter selling Pro/ENGINEER Wildfire Flex 3C packages that include Windchill software, the average transaction size declined significantly over both the third quarter of 2002 and on a sequential basis from the prior quarter, indicating continued reluctance of our customers to consummate large enterprise software purchases in the current unstable economic climate. Our services revenue increase over the third quarter of 2002 reflects an increase in consulting and education revenue of 7%, due in large part to stronger consulting business in North America, and an increase in maintenance revenue of 21%, attributable to growing acceptance of our Windchill Link solutions in prior periods and the recent introduction of our Flex 3C package.

To improve our ability to provide PLM solutions to a broader number of customers and to complement our enterprise offerings, we have introduced Windchill-based point solutions targeted at specific business-critical PLM processes (our Windchill Link solutions). In the third quarter of 2003, these Windchill Link solutions accounted for 54% of our collaboration and control license revenue. Despite a relatively weak quarter for Windchill Link solutions revenues, we continue to expect that the Windchill Link solutions will continue to gain acceptance with existing and new customers, and that they will continue to make up the majority of our overall Windchill license revenue. We believe these solutions address a growing customer demand for better return on investment as they can be implemented easily and quickly. As the requirements of our customers and general market change, we plan to periodically evaluate the need for additional solutions.

We also have entered into business relationships with leading systems integrators and other strategic partners to expand the coverage of our distribution and services efforts. While these initiatives may limit some opportunities for additional service revenue growth within enterprise-level implementations, we believe that entering into these relationships will best serve to expand the coverage of our collaboration and control software solutions, generate additional license and maintenance revenue, and provide necessary expertise for implementation and support of our solutions.

Design Solutions Revenue

Comparing the third quarter of 2003 to the third quarter of 2002: total revenue from our mechanical design and engineering software tools and related services (our design solutions) decreased 6%; license revenue from our design solutions software increased 2%; software unit sales of our design solutions increased by 17%; and service revenue related to design solutions decreased 9%. Comparing the first nine months of 2003 to the first nine months of 2002: total revenue from our design solutions decreased 9%; license revenue for our design solutions software decreased 12%; software unit sales for our design solutions decreased by 3%; and service revenue related to design solutions decreased 8%. The average selling price of this software decreased 13% and 9% in the third quarter and first nine months of 2003, respectively, compared to the same periods in 2002. This decrease is attributable, in part, to a higher mix of our lower-end software packages sold during the 2003 periods compared to the 2002 periods.

We attribute the slight increase in design solutions license revenue in the third quarter of 2003, compared to the third quarter of 2002, to the recent introduction of Pro/ENGINEER Wildfire. Declines in our design solutions service revenue included a 10% decrease in design solutions maintenance revenue and a 3% decrease in design solutions consulting and education service revenue in the third quarter of 2003, compared to the third quarter of 2002, due in large part to the lag effect of license revenue declines in prior periods. Design solutions revenue continues to be adversely affected by weakness in technology spending in the global manufacturing economy, which has led to a decline in large-dollar license transactions; service revenue declines in our maintenance business; increased competition and price pressure from products offering more limited functionality at lower cost; and the difficulty associated with displacing incumbent product design systems in the discrete market for computer-aided design solutions. The decrease in our design solutions revenue during the third quarter and first nine months of 2003, compared to the same periods in 2002, is also attributable to the sale of our ICEM surfacing business in the fourth quarter of 2002, as this business contributed $3.0 million and $10.0 million of revenue in the third quarter and first nine months of 2002, respectively.

To address the decline in our design solutions revenue, we have introduced design solutions packages that have price points, functionality and ease-of-use features that appeal to a broader spectrum of design solution users. Pro/ENGINEER Wildfire, released in February 2003, supports web interfaces and Windchill-based interfaces that now provide customers with the opportunity to integrate more readily traditional design solutions with collaboration and control solutions. The product’s new user interface makes it more competitive with lower-end modeling tools on the market that are known for ease-of-use, while maintaining the powerful functionality of Pro/ENGINEER. The new web interface, which is unique to Pro/ENGINEER, offers a differentiated design solution to manufacturing companies looking for a complete product development system. All Pro/ENGINEER customers on an active maintenance plan receive Pro/ENGINEER Wildfire as a maintenance release consistent with their current configurations. Pro/ENGINEER Wildfire expands our ability to offer our current customers various technology and service upgrade packages, allowing them to purchase the full suite of Pro/ENGINEER Wildfire functionality. Although it is too early to be certain, we believe that we experienced positive results from this strategy, as we saw slight increases in our design solutions license revenue this quarter compared to the third quarter of 2002.

We have been building and diversifying our reseller channel to become less dependent on a small number of distributors and to provide the resources necessary for more effective distribution of our design solutions. We believe that utilizing diverse and geographically dispersed distributors that focus on smaller businesses will provide an efficient and cost effective means to reach these customers, while allowing our direct sales force to focus on higher dollar value sales opportunities. Design solutions license sales from our reseller channel were $9.7 million, or 25% of total design solutions license revenue, in the third quarter of 2003, compared to $10.2 million in the third quarter of 2002. Sequentially, the reseller channel design solution license revenue declined from $14.0 million in the prior quarter (which was 35% of total design solutions license revenue). This decrease was due in large part to weak reseller channel sales in North America. Moreover, in the third quarter of 2003, our new major distributor, Mensch und Maschine, commenced efforts to sell our design solutions and we aligned almost all of our existing European resellers under this new structure. However, this two-tier structure reduces our margins on sales under this structure and this reduction was not offset by new license revenue in the quarter. Mensch und Maschine added 46 new resellers to its PTC network in the third quarter and has devoted resources to training and marketing throughout Europe to help make these resellers successful. While we expect over the long-term this relationship will expand our coverage of the European market, we do not expect this new relationship will have a material impact on our near term operating results.

Our largest distributor historically has been Rand A Technology Corporation. During the first quarter of 2003, we amended our distribution agreements with Rand covering certain territories. Rand’s distribution rights under these agreements will now expire on December 31, 2003 rather than on October 1, 2005. We also are currently involved in a lawsuit with Rand as described in Item 1 of Part II, “Legal Proceedings”. We are uncertain how this lawsuit will impact Rand’s revenue contribution over the remainder of the contract.

REVENUE BY GEOGRAPHY (IN MILLIONS)

Outlook

Looking forward, our overall performance will depend on: improved economic conditions and the strengthening of technology spending in the global manufacturing sector; our ability to elevate PLM expenditures over other technology spending as a budgetary priority among our customers; our ability to successfully execute our product strategy to provide an integrated, easy to use and rapidly deployable suite of PLM software solutions that enable creation, collaboration and control across the extended design chain with a proven return on investment; our ability to differentiate our products and services from those of our competitors; and our ability to execute our business strategies while simultaneously reducing our operating cost structure as described below. Our enhanced suite of PLM software solutions provides the foundation for our future growth, as these solutions expand upon traditional high-end design products (for which the market has declined) and allow us to offer our customers a comprehensive product development system. We must accordingly focus on enhancing and marketing our product and service offerings so that our customers are able clearly to recognize and understand their advantages.

We announced in April 2003 that we are initiating cost cutting measures over the third and fourth quarters designed to reduce our quarterly operating cost structure to approximately $160 million by the first quarter of 2004. In July 2003, we announced that we are developing plans to further reduce our quarterly operating cost structure by an additional $10 million to a quarterly rate of approximately $150 million by the end of fiscal 2004. Our ability to implement these measures while minimizing disruption to our organization will be an important component to our future success. Our success also will depend on other factors, including: our ability to optimize our sales coverage and productivity through, among other means, effective utilization and management of our resellers, third-party systems integrators, and other strategic partners as well as our own sales force; our ability to further improve customer satisfaction and to build customer references; our effective management of our development resources; our success at penetrating strategic emerging markets; and our ability to migrate customers to a more robust PLM product development system. We believe we have made progress on these initiatives; however, spending in our sector of the economy is weak and prospects remain uncertain. We believe that the weakness in the economy will continue to impact our revenue by causing our customers to reduce or defer their expenditures for software and services.

Additional factors affecting our revenues and operating results are identified under “Important Factors That May Affect Future Results” below.

Costs and Expenses

Total costs and expenses decreased 9% in the third quarter of 2003 to $194.0 million, compared to $214.1 million in the third quarter of 2002, and decreased 11% in the first nine months of 2003 to $556.0 million, compared to $621.8 million in the first nine months of 2002. The decrease is due primarily to overall cost reductions, lower amortization of goodwill and certain intangible assets as a result of the adoption of SFAS No. 142, and lower restructuring and other charges in 2003. On a consistent foreign currency basis, total costs and expenses decreased 13% and 14% in the third quarter and first nine months of 2003, respectively, compared to 2002.

In 2002, as a result of lower than expected revenues, we initiated cost cutting measures during the year and reduced our headcount to 3,803 at the end of 2002, down from 4,533 at September 30, 2001. As a result of these headcount reductions and excess facility costs, we recorded restructuring charges of $31.2 million in 2002, including $18.4 million and $24.5 million in the third quarter and first nine months of 2002, respectively.

In April and July 2003, we announced that we are implementing further cost reductions designed to reduce our operating cost structure by the end of fiscal 2004 to approximately $150 million per quarter. These reductions are a result of our focus on improving profitability. Over the past several years, we have made significant investments needed to transform our business from providing a single line of technical software with a direct distribution model to providing a family of enterprise solutions with an expanded channel and partner-involved distribution model. We believe we are now positioned to reduce our cost structure while maintaining product quality and customer satisfaction. In conjunction with the continuation of the cost reduction initiatives begun in the third quarter of 2003 and additional cost reductions announced in July 2003, we expect to incur restructuring charges, incremental to the charges recorded in the third quarter, primarily related to employee severance and termination benefits and excess facilities, over the next several quarters aggregating approximately $50 million (see “Restructuring Charges” below and Note 3 of Notes to Consolidated Financial Statements).

Cost of License Revenue

Our cost of license revenue consists of fixed and variable costs associated with reproducing and distributing software and documentation and the payment of royalties. Cost of license revenue was $2.9 million, or 6% of license revenue, in the third quarter of 2003 and $4.2 million, or 7% of license revenue, in the third quarter of 2002. In the first nine months of 2003 cost of license revenue was $7.5 million, or 5% of license revenue, and $12.6 million, or 7% of license revenue, in the first nine months of 2002. Cost of license revenue as a percent of license revenue can vary depending on product mix sold in the quarter and the effect of fixed and variable royalties in relation to the level of license revenue. The recent decreases in cost of license revenue were primarily due to lower royalty costs.

Cost of Service Revenue

Our cost of service revenue includes costs associated with training, customer support and consulting personnel, such as salaries and related costs, the release of maintenance updates and facility costs. Cost of service revenue as a percentage of service revenue was 45% and 40% in the third quarters of 2003 and 2002, respectively, and 43% and 40% in the first nine months of 2003 and 2002, respectively. These increases in cost of service revenue as a percentage of service revenue were primarily due to lower service revenues partially offset by an 8% decrease in the headcount of service-related employees as of the end of the third quarter of 2003 from the third quarter of 2002.

Sales and Marketing

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. Sales and marketing costs as a percentage of total revenue were 44% and 47% for the third quarters of 2003 and 2002, respectively, and 46% for the first nine months of both 2003 and 2002. These costs decreased 13%, or $11.0 million, in the third quarter of 2003, compared to the third quarter of 2002, and decreased 8%, or $21.0 million, in the first nine months of 2003 compared to the first nine months of 2002. The decrease is primarily due to reduced headcount, facilitated by more cost-efficient sales coverage and the centralization of our pre-sales delivery group through the establishment of “Innovation Centers,” as well as lower commissions resulting from lower license and service revenue. Sales and marketing employee headcount was 13% lower as of the end of the third quarter of 2003 compared to the third quarter of 2002.

Research and Development

Our research and development expenses consist principally of salaries and benefits, expenses associated with product translations, costs of computer equipment and facility expenses. Research and development expenses as a percentage of total revenue were 19% for the third quarters of both 2003 and 2002, and 19% for the first nine months of both 2003 and 2002. These costs decreased 5%, or $1.6 million, in the third quarter of 2003, compared to the third quarter of 2002, and decreased 8%, or $8.0 million, in the first nine months of 2003, compared to the first nine months of 2002. Headcount remained relatively flat at the end of the third quarter of 2003, compared to the third quarter of 2002. Total research and development costs decreased in the third quarter and first nine months of 2003, relative to the comparable periods in 2002, primarily due to lower depreciation and telecommunication costs.

General and Administrative

Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources and administrative functions as well as bad debt expense. General and administrative expenses as a percentage of total revenue were 11% and 10% for the third quarter of 2003 and 2002, respectively, and 10% and 9% for the first nine months of 2003 and 2002, respectively. These costs increased 4%, or $0.6 million, in the third quarter of 2003, compared to the third quarter of 2002, and increased 1%, or $0.6 million, for the first nine months of 2003 compared to 2002. While general and administrative expenses have remained fairly flat in the third quarter and first nine months of 2003 compared to 2002, they include a 9% decrease in headcount as of the end of the third quarter of 2003 from the third quarter of 2002, offset primarily by an increase in investments in information technology systems. General and administrative expenses also include bad debt expense, which was $0.6 million higher for the third quarter of 2003 compared to the third quarter of 2002 and was $0.3 million lower for the first nine months of 2003 compared to the first nine months of 2002.

Amortization of Goodwill and Other Intangible Assets

These costs represent the amortization of intangible assets acquired, including developed technology and customer lists and, for intangible assets acquired prior to October 1, 2002, these costs also include the amortization of goodwill, trademarks and assembled workforce. In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that, effective October 1, 2002, ratable amortization of goodwill and intangible assets with indefinite useful lives be replaced with periodic impairment tests of those assets and that certain intangible assets other than goodwill be amortized over their useful lives. Beginning October 1, 2002, we no longer amortize goodwill and certain intangible assets with an indefinite useful life, including acquired trademarks. As a result, amortization of goodwill and other intangible assets decreased $7.4 million and $22.6 million in the third quarter and first nine months of 2003, respectively, compared to the comparable periods in 2002. See further discussion in Critical Accounting Policies—Valuation of Goodwill and Other Intangible Assets below.

Restructuring and Other Charges

We incurred $15.1 million in restructuring and other charges in both the third quarter and first nine months of 2003 (as there were no restructuring charges during the first six months of 2003), compared to $18.4 million and $24.5 million in the third quarter and first nine months of 2002, respectively. The 2002 restructuring charges were related to severance and termination benefits associated with a reduction in workforce of approximately 310 people who were notified or terminated during the first nine months of 2002 and $7.2 million for excess facilities. The $7.2 million excess facilities charge for the first nine months of 2002 was primarily comprised of revisions to liabilities for existing excess facilities made as a result of changing real estate market conditions and related actions taken during the period by several sub-lessees requiring an increase in our liability estimates.

In the third quarter of 2003, we began implementing additional cost reduction programs designed to further reduce our operating cost structure and, as a result, we recorded a restructuring charge of $7.8 million for severance and termination benefits related to 163 employees terminated during the third quarter. We also recorded charges of $6.3 million related to excess facilities and $1.0 million to write off certain acquired technology. The increase in the liability for excess facilities relates primarily to revised estimates of gross lease commitments in excess of sublease income related to leases assumed in connection with our 1998 acquisition of Computervision Corporation. We expect to incur restructuring charges, incremental to the charges recorded in the third quarter of 2003, over the next several quarters aggregating approximately $50 million, primarily related to employee severance and termination benefits and excess facilities.

In the first nine months of 2003, we made cash payments of $12.2 million associated with restructuring charges. Amounts not yet paid at June 28, 2003 related to restructuring charges were $39.9 million, primarily related to liabilities for excess facilities, of which we expect to pay approximately $14 million within the next twelve months. The remaining payments of approximately $26 million primarily relate to excess facilities and are expected to be paid out through 2010.

Other Expense, Net

Other expense, net includes interest income, costs of hedging contracts, certain realized and unrealized foreign currency transaction gains or losses, other charges incurred in connection with financing customer contracts and, in the third quarter of 2003, a write-down of investments. Other expense, net was $0 million and $(1.2) million in the third quarter of 2003 and 2002, respectively, and $(1.5) million and $(1.9) million in the first nine months of 2003 and 2002, respectively. Other expense, net in the third quarter of 2003 is lower than comparable periods in 2002 due to the inclusion of a $0.4 million gain from the sale of certain intangible assets, lower costs related to hedging contracts, and lower foreign currency transaction losses, offset by a $0.4 million write-down of equity investments.

Income Taxes

Our effective tax rate was a provision of 23% for the first nine months of 2003 and a benefit of 26% for the first nine months of 2002. The difference between our effective tax rate and the statutory federal income tax rate of 35% in the first nine months of 2003 was due primarily to U.S. operating losses that could not be benefited and taxes payable in certain foreign jurisdictions. The difference in the first nine months of 2002 was due primarily to the non-deductibility of certain acquisition-related amortization and foreign operating losses that could not be benefited. In the fourth quarter of 2002, we recorded an increase in the valuation allowance such that our net deferred tax assets were fully reserved.

Employees

The number of worldwide employees was 3,671 at June 28, 2003, compared to 3,990 at June 29, 2002. The decrease over the prior year is primarily a result of terminations associated with the reductions in workforce described above.

Critical Accounting Policies

We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States. In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our reported revenues, results from operations, and net income (loss), as well as on the value of certain assets and liabilities on our balance sheet. These estimates, assumptions and judgments about future events and their effects on our results cannot be determined with certainty, and are made based on our historical experience and on other assumptions that are believed to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. While there are a number of accounting policies, methods and estimates affecting our financial statements described in Note A to the Consolidated Financial Statements included in our Form 10-K for the year ended September 30, 2002, the areas that are our most important critical accounting policies include revenue recognition, valuation of goodwill and intangible assets, accounting for income taxes, allowance for accounts and other receivables and restructuring charges. These areas are described below. A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. They may require us to make assumptions about matters that are highly uncertain at the time of the estimate, and different estimates that we could have used, or changes in the estimate that are reasonably likely to occur, may have a material impact on our financial condition or results of operations. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates.

Revenue Recognition

We derive revenues from three primary sources: (1) software license revenues, (2) maintenance services revenues and (3) other services revenues, which include consulting services and education revenues. While the basis for software revenue recognition is substantially governed by the provisions of Statement of Position (SOP) No. 97-2, Software Revenue Recognition, and Statement of Position No. 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, both issued by the American Institute of Certified Public Accountants, and SEC Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements, we exercise judgment and use estimates in connection with the determination of the amount of software license and services revenues to be recognized in each accounting period. Revenues by type for the third quarter and first nine months ended June 28, 2003 and June 29, 2002 are as follows:

	Three months ended		Nine months ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
		Restated Note 2		Restated Note 2
License revenue	$48,621	$56,215	$155,382	$177,565
Maintenance services revenue	76,465	82,557	233,072	249,117
Other services revenue	40,158	39,293	119,783	126,715

Total revenue	$165,244	$178,065	$508,237	$553,397

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

Our software is distributed primarily through our direct sales force. However, our indirect distribution channel continues to expand through alliances with resellers. Revenue arrangements with resellers are recognized on a sell-through basis; that is, when we receive persuasive evidence that the reseller has sold the products to an end-user customer. We do not offer contractual rights of return, stock balancing, or price protection.

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

Valuation of Goodwill and Other Intangible Assets

Our net goodwill and other intangible assets totaled $51.5 million as of June 28, 2003. We adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets effective October 1, 2002 and, as a result, we no longer amortize goodwill and certain intangible assets with an indefinite useful life. As a result of adopting SFAS No. 142, amortization of goodwill and other intangible assets was $7.4 million and $22.6 million lower in the third quarter and the first nine months of 2003, respectively, compared to the third quarter and first nine months of 2002. The goodwill impairment test required to be performed pursuant to SFAS No. 142 requires us to identify reporting units and determine estimates of the fair values of our reporting units as of the date we test for impairment. In lieu of amortization, we are required to perform an impairment review of our goodwill on an annual basis. We have two reporting units, our software products operating segment and our services operating segment, as described in Note 7 of Notes to the Consolidated Financial Statements. All goodwill is related to the software products operating segment.

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

We completed the initial impairment review as of the beginning of fiscal 2003 and our annual impairment review as of the end of the third quarter and concluded that, as of October 1, 2002 and June 28, 2003, no impairment charge was required. There can be no assurance that at the time subsequent impairment reviews are completed an impairment charge will not be recorded in light of the factors described in the preceding paragraph. If a charge were deemed necessary in the future, it would directly affect net income (loss) for the period in which the charge was taken.

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

The income tax accounting process also involves estimating our actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that it is more likely than not that all or a portion of deferred tax assets will not be realized, we must establish a valuation allowance as a charge to income tax expense. In 2002, we increased our deferred tax valuation allowance and recorded a corresponding $48.0 million charge to income tax expense. The decision to record the valuation allowance required significant management judgment. Had we not recorded this valuation allowance, we would have reported materially different results. If the realization of deferred tax assets in the future is considered more likely than not, a reduction in the valuation allowance would increase net income in the period such determination is made. Net deferred tax liabilities at June 28, 2003 were $0.6 million, comprised of deferred tax assets of $119.9 million, a valuation allowance of $98.7 million and deferred tax liabilities of $21.8 million. Our deferred tax assets consist primarily of net operating loss carryforwards.

Allowance for Accounts and Other Receivables

Management judgment is required in assessing the collectability of customer accounts and other receivables, for which we generally do not require collateral. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management specifically analyzes individual accounts receivable, historical bad debts, customer concentrations, customer credit worthiness, current economic and accounts receivable aging trends and changes in our customer payment terms. The following table summarizes our accounts receivable and related reserve balances as of June 28, 2003 and September 30, 2002.

	June 28, 2003	September 30, 2002
	(unaudited)
Gross accounts receivable	$168,134	$163,695
Allowance for doubtful accounts	(5,988)	(6,173)
Net accounts receivable	162,146	157,522
Accounts receivable reserves as a percentage of gross accounts receivable	3.6%	3.8%

If the financial condition of our customers were to deteriorate, additional allowances may be required resulting in future operating expenses that are not included in the allowance for doubtful accounts. Concentration of credit risk with respect to trade receivables is not significant, except for a receivable from our largest distributor, Rand A Technology Corporation, which accounted for 4% of total receivables as of June 28, 2003.

Restructuring Charges

We periodically record restructuring charges resulting from restructuring our operations, including consolidations and/or relocations of operations, changes in our strategic plan, or managerial responses to declines in demand, increasing costs, or other environmental factors. The determination of restructuring charges requires management judgment and may include costs related to employee benefits, such as costs of severance and termination benefits, and costs for future lease commitments on excess facilities, net of estimated future sublease income. In determining the amount of the facilities charge, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates will be reviewed and potentially revised quarterly based on known real estate market conditions and the credit worthiness of subtenants, and may result in revisions to established facility reserves. We have accrued $34.7 million as of June 28, 2003 related to excess facilities representing gross lease commitments, with agreements expiring at various dates through December 2009, of approximately $62.4 million net of committed and estimated sublease income of approximately $27.7 million. We have entered into signed sublease arrangements for approximately $19.3 million, with the remaining $8.4 million based on future estimated sublease arrangements, including $1.5 million for space currently available for sublease. If our sublease assumptions prove to be inaccurate, we may need to make changes in these estimates that would affect our results of operations and potentially our financial condition.

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

Liquidity and Capital Resources

	June 28, 2003	June 29, 2002
Cash and investments	$208,262	$203,855
Amounts below are for the nine months ended:
Cash provided (used) by operating activities	16,123	(22,558)
Cash provided (used) by investing activities	11,337	(21,857)
Cash provided (used) by financing activities	3,783	(79)
Cash disbursements for restructuring charges	(12,206)	(33,901)

Our operating activities, the proceeds from our issuance of stock under stock plans and existing cash and investments provided sufficient resources to fund our employee base, capital asset needs, stock repurchases, acquisitions and financing needs, in all periods presented.

As of June 28, 2003, cash and investments totaled $208.3 million, down from $210.4 million at September 30, 2002. Our investment portfolio is diversified among security types, industries and individual issuers. Our investments are generally liquid and investment grade. The portfolio is primarily invested in short-term securities to minimize interest rate risk and to ensure cash is available to meet requirements as needed. The decrease in cash and investments during the first nine months of 2003 consisted primarily of $20.1 million used for capital expenditure and other investing activities, partially offset by $16.1 million provided by operations and $3.8 million provided by financing activities.

Cash provided by operations was $16.1 million in the first nine months of 2003, compared to $22.6 million of cash used by operations in the first nine months of 2002. Cash provided by operations was higher in the first nine months of 2003 primarily due to the receipt of a U.S. federal income tax refund of $48.2 million in the first quarter of 2003 and lower cash expenditures for restructuring charges during the nine-month period ($12.2 million in 2003, compared to $33.9 million in 2002), partially offset by the following:

•	A $10.6 million cash contribution to a U.S. defined benefit pension plan in the first quarter of 2003;

•	Higher net losses in 2003 ($60.3 million, compared to $51.8 million in 2002) which included lower depreciation and amortization expense ($31.2 million in 2003, compared to $54.7 million in 2002); and

•	Lower accounts receivable collections in 2003.

Cash provided by investing activities was $11.3 million in the first nine months of 2003, compared to $21.9 million used by investing activities in the first nine months of 2002. The increase in cash provided by investing activities in 2003 compared to 2002 is due primarily to higher net proceeds from purchases, sales and maturities of investments and lower capital expenditures. In the first nine months of 2003 and 2002, we acquired $20.1 million and $27.4 million, respectively, of capital equipment and other intangible assets. Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements.

Financing activities provided cash of $3.8 million in the first nine months of 2003 and used cash of $0.1 million in the first nine months of 2002. The increase in cash provided from financing activities is a result of $0.2 million used for stock repurchases in 2003, compared to $5.0 million used for stock repurchases in 2002. Through June 28, 2003, we had repurchased, at a cost of $366.7 million, a total of 31.1 million shares of the 40.0 million shares authorized by the Board of Directors to be repurchased under our repurchase program. In 2002, 13.5 million shares of treasury stock were retired and restored to the status of authorized but unissued shares. Unless otherwise determined by the Board, any shares of our common stock repurchased in the future will automatically be restored to the status of authorized and unissued shares.

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

We believe that existing cash and short-term investments together with cash generated from operations and the issuance of common stock under our stock plans will be sufficient to meet our working capital, financing and capital expenditure requirements through at least the next twelve months. Capital expenditures for each of the next four quarters are currently anticipated to approximate current capital expenditure levels, but could be reduced if our operating results are lower than anticipated. Over the next four quarters, we expect to incur cash disbursements estimated at $14 million for restructuring charges incurred in the current and prior periods. In April and July 2003, we announced that we have begun new cost reduction efforts. We expect to incur restructuring charges over the next several quarters, incremental to the charges recorded in the third quarter, aggregating approximately $50 million, for which we expect the majority of the severance and termination benefit cash disbursements to be made within the next twelve months and excess facility related cash disbursements to be made over the remaining lease terms. Our cash position could be adversely affected should operating losses continue and should we continue to invest in our collaboration and control business without realizing business growth.

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

I.    Operational Considerations

Our operating results fluctuate within each quarter and from quarter-to-quarter making our future revenues and operating results difficult to predict

While our sales cycle varies substantially from customer to customer, we usually realize a high percentage of our revenue in the third month of each fiscal quarter, and this revenue tends to be concentrated in the later part of that month. Our orders early in a quarter will not generally occur at a rate which, if sustained throughout the quarter, would be sufficient to assure that we will meet our revenue targets for any particular quarter. Moreover, our transition from a one-product company to a multi-product company, our increased utilization of indirect distribution channels through alliances with resellers, systems integrators, and other strategic partners and our shift in business emphasis to a more solutions-oriented sales process have resulted in more unpredictable and often longer sales cycles for products and services. Accordingly, our quarterly results may be difficult to predict prior to the end of the quarter. Any inability to obtain large orders or orders in large volumes or to make shipments or perform services in the period immediately preceding the end of any particular quarter may cause the results for that quarter to fall short of our revenue targets. In addition, our operating expenses are based on expected future revenue and are largely fixed for the short term. As a result, a revenue shortfall in any quarter could cause our earnings for that quarter to fall below expectations as well. Any failure to meet our quarterly revenue or earnings targets could adversely impact the market price of our stock.

Other factors that may cause quarter-to-quarter revenue and earnings fluctuations or that may affect our ability to make quarter end shipments include the following:

•	our sales incentive structure is weighted more heavily toward the end of the fiscal year, and the rate of revenue growth for the first quarter historically has been lower and more difficult to predict than that for the fourth quarter of the immediately preceding fiscal year;

•	variability in the levels of professional service revenues and the mix of our license and service revenues;

•	declines in license sales may adversely affect the size of our installed base and our level of service revenue;

•	our increased utilization of third parties, such as resellers, service providers, systems integrators, and other strategic partners, as distribution and delivery mechanisms for our software products and related services, which may lessen the control we have over revenue and earnings during any particular quarter; and

•	the outsourcing of our software distribution operations to third party vendors may lesson our ability to undertake corrective measures or alternative operations in the event shipping systems or processes are interrupted or are hampered due to conditions beyond our or our vendor’s control at the end of any particular quarter.

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

We may not be able to implement new initiatives successfully

Part of our success in the past has resulted from our ability to implement new initiatives. Our future operating results will continue to depend upon:

•	the successful implementation of a unified PLM product strategy, including the realignment of internal functions, the management of multiple development and distribution processes and effective mitigation of disruption that may result from organizational change;

•	our ability to deliver an integrated and comprehensive suite of solutions and to capitalize on existing synergies by offering a comprehensive product development system;

•	our ability to appropriately allocate and implement cost cutting measures that increase profitability while maintaining adequate resources for effective and coordinated organizational performance;

•	the success of our sales coverage reorganization and optimization initiatives, including:

—	the effectiveness of our organizational sales model,

—	the ability of our sales representatives to learn and sell our products,

—	our ability to attract and efficiently utilize a diverse group of geographically dispersed distributors, and

—	our ability to broaden and effectively utilize indirect distribution channels through alliances with resellers, systems integrators, and other strategic partners;

•	our ability to anticipate and meet evolving customer requirements in the PLM arena and successfully deliver products and services at an enterprise level;

•	our ability to develop rapidly implementable point solutions that adequately address specific business challenges;

•	our ability to identify and penetrate additional industry sectors that represent growth opportunities; and

•	our ability to execute on customer satisfaction initiatives and programs in order to retain our customer base and to develop customer references upon which we can expand that base.

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

•	enhance our current offerings and develop new products and services that keep pace with technological developments through:

—	internal research and development,

—	acquisition of technology, and

—	strategic partnerships;

•	meet evolving customer requirements, especially ease-of-use;

•	provide adequate funding for development efforts in the face of a challenging economic climate; and

•	license appropriate technology from third parties for inclusion in our products.

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

We continue to enhance our existing product line by releasing updates as well as new products/modules. Our competitive position and operating results could suffer if:

•	we fail to anticipate or to respond adequately to customer requirements or to technological developments, particularly those of our competitors;

•	we delay the development, production, testing, marketing or availability of new or enhanced products or services;

•	customers fail to accept such new or enhanced products or services; or

•	we fail to execute our integrated product strategy initiative.

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

We utilize third parties, such as resellers, systems integrators, and other strategic partners for the distribution and implementation of Windchill-based software solutions, which makes it more difficult to manage the sales process

Our PLM enterprise level solutions may require large-scale organizational implementations that in today’s marketplace are often performed by third parties. We have entered into relationships with third parties to both implement and promote our products, which can result in a reduction in our control over the sales process and the delivery of services to our customers. In addition, the successful utilization of third parties will depend on:

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

We are currently defending two lawsuits in which we could be liable for damages

Nine class action lawsuits were filed by shareholders between February and April 2003 against us and certain of our current and former officers and directors in the U.S. District Court in Massachusetts claiming violations of the federal securities laws based on alleged misrepresentations regarding our reported financial results for the fiscal years 1999, 2000 and 2001. These actions seek unspecified damages. On April 15, 2003, several motions to consolidate and motions for designation of lead plaintiff status were filed. On May 20, 2003, the court issued an order consolidating the cases, appointing lead plaintiff and appointing lead counsel. An amended and consolidated complaint has not yet been filed. We believe the claims are without merit, and we intend to defend them vigorously. We cannot predict the ultimate resolution of these actions at this time, and there can be no assurance that these actions will not have a material adverse impact on our financial condition or results of operations.

On May 30, 2003, a lawsuit was filed against us in the U.S. District Court in Massachusetts by Rand A Technology Corporation and Rand Technologies Limited (collectively “Rand”). Rand historically has been our largest distributor. In our first fiscal quarter of 2003, we amended our distribution agreements with Rand covering certain territories to provide that Rand’s distribution rights under these agreements will expire on December 31, 2003 rather than on October 1, 2005. Rand’s complaint alleges various breaches of distribution and reseller agreements between Rand and us and seeks equitable relief and substantial damages. On July 14, 2003, we filed a motion to dismiss a majority of the claims. We believe the claims are without merit and will contest them vigorously. We cannot predict the ultimate resolution of this action at this time, and there can be no assurance that this action will not have a material adverse impact on our financial condition or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than as disclosed in this report on Form 10-Q, there have been no significant changes in our market risk exposure as described in Item 7A: “Quantitative and Qualitative Disclosures About Market Risk” to our 2002 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures.    Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d 15(e)), have concluded that, as of June 28, 2003, our disclosure controls and procedures were adequate and designed to ensure that the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

(b)    Changes in Internal Control Over Financial Reporting.    There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Nine class action lawsuits were filed by shareholders between February and April 2003 against us and certain of our current and former officers and directors in the U.S. District Court in Massachusetts claiming violations of the federal securities laws based on alleged misrepresentations regarding our reported financial results for the fiscal years 1999, 2000 and 2001. These actions seek unspecified damages. On April 15, 2003, several motions to consolidate and motions for designation of lead plaintiff status were filed. On May 20, 2003, the court issued an order consolidating the cases, appointing lead plaintiff and appointing lead counsel. An amended and consolidated complaint has not yet been filed. We believe the claims are without merit, and we intend to defend them vigorously. We cannot predict the ultimate resolution of these actions at this time, and there can be no assurance that these actions will not have a material adverse impact on our financial condition or results of operations.

On May 30, 2003, a lawsuit was filed against us in the U.S. District Court in Massachusetts by Rand A Technology Corporation and Rand Technologies Limited (collectively, “Rand”). Rand historically has been our largest distributor. In our first fiscal quarter of 2003, we amended our distribution agreements with Rand covering certain territories to provide that Rand’s distribution rights under these agreements will expire on December 31, 2003 rather than on October 1, 2005. Rand’s complaint alleges various breaches of distribution and reseller agreements between Rand and us and seeks equitable relief and substantial damages. On July 14, 2003, we filed a motion to dismiss a majority of the claims. We believe the claims are without merit and will contest them vigorously. We cannot predict the ultimate resolution of this action at this time, and there can be no assurance that this action will not have a material adverse impact on our financial condition or results of operations.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

10.1	Form of Executive Agreement with certain Executive Officers, together with schedule identifying each executive officer.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a).

32*	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

*    Indicates that the exhibit is being furnished with this report and is not filed as a part of it.

(b)    Reports on Form 8-K

Report Date	Description of Matters Disclosed in Form 8-K
April 3, 2003	Form 8-K furnishing to the SEC, under Item 12, our press release issued on April 3, 2003 announcing preliminary results for the fiscal quarter ended March 29, 2003.

April 16, 2003	Form 8-K furnishing to the SEC, under Item 12, our press release issued on April 16, 2003 announcing results for the fiscal quarter ended March 29, 2003.

April 16, 2003 (8-K/A)	Amended Form 8-K furnishing to the SEC, under Item 12, our revised press release issued on April 16, 2003 announcing results for the fiscal quarter ended March 29, 2003.

May 30, 2003	Form 8-K reporting that a lawsuit was filed against us on May 30, 2003 by Rand A Technology Corporation of Mississauga, Canada.

June 9, 2003	Form 8-K reporting that Cornelius F. Moses was appointed Executive Vice President and Chief Financial Officer of the Company.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PARAMETRIC TECHNOLOGY CORPORATION

By:	/s/ CORNELIUS F. MOSES, III
Cornelius F. Moses, III Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 12, 2003