Form 10-K
period 2003-09-30
PARAMETRIC TECHNOLOGY CORP
filed 2003-12-24
CIK 857005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: September 30, 2003

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
(Title of Class)

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.    YES  ☒        NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES  ☒        NO  ☐

The aggregate market value of our voting stock held by non-affiliates was approximately $603,254,521 on March 29, 2003 based on the last reported sale price of our common stock on the Nasdaq National Market on that day. There were 264,500,527 shares of our common stock outstanding on that day.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held March 3, 2004 (2004 Proxy Statement) are incorporated by reference into Part III.

PARAMETRIC TECHNOLOGY CORPORATION

ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR 2003

i

Forward-Looking Statements

Statements in this Annual Report on Form 10-K about our anticipated financial results and growth, as well as about the development of our products and markets, are forward looking statements that are based on our current plans and assumptions. Important information about the bases for these plans and assumptions and certain factors that may cause our actual results to differ materially from these statements is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 9 below, and generally throughout this report.

Unless otherwise indicated, all references to a year reflect our fiscal year that ends on September 30.

PART I

ITEM 1:    Business

Introduction

Parametric Technology Corporation (PTC), founded in 1985 and headquartered in Needham, MA, develops, markets and supports product lifecycle management (PLM) software solutions and related services that help manufacturers improve the competitiveness of their products and product development processes. Our solutions, which include a suite of mechanical computer-aided design tools (our design solutions) and a range of web-based collaboration technologies (our collaboration and control solutions), enable manufacturing companies to create virtual computer-based products (digital products), collaborate on designs within the enterprise and throughout the extended supply chain, and control the digital product information throughout the product lifecycle. This results in streamlined engineering processes, improved product quality, optimized product information management and reduced cost and time-to-market cycles. Our PLM software solutions are complemented by our experienced services and technical support organizations, as well as resellers, systems integrators, and other strategic partners, who provide training, consulting, ancillary product offerings, implementation and support to customers worldwide.

Historically, our core business focus has been to provide design solutions to customers through our flagship Pro/ENGINEER® design software, and we continue to provide our customers with industry-leading product development, manufacturing and engineering design solutions based on this software. License and services revenue associated with our design solutions continues to comprise a majority of our revenue. While the discrete market for computer-aided design solutions has declined, we believe that there is opportunity for growth in the adjacent collaboration and control solutions market and we have seen these two markets converge into a broader PLM opportunity. The PLM market encompasses the mechanical computer-aided design, manufacturing and engineering (CAD, CAM and CAE) markets as well as many previously isolated markets that address various phases of the product lifecycle. These include product data management (PDM), component and supplier management, visualization and digital mockup, enterprise application integration, program and project management, after market service and portfolio management, requirements management, customer needs management, and manufacturing planning.

With our suite of PLM software solutions, we see an opportunity to address several of the key challenges that manufacturing companies face in their product development processes: more frequent change, heterogeneity of systems, and increased communication inside and outside the manufacturing enterprise to support growing outsourcing and increasingly transparent supply chains. Accordingly, we have channeled significant resources into our collaboration and control solutions and their integration with our design software. With our PLM software suite, we can provide our customers a product development system that permits individuals—regardless of their roles in the commercialization of a product, the computer-based tools they use, or their location geographically or in the supply chain—to participate in and impact the product development process across the digital product value chain. We believe that as we continue to implement our strategy for our products to become more tightly integrated and easier to deploy, we can create significant added value for our existing customer base.

All of our software solutions continue to be distributed primarily through our direct sales force. In tandem with our direct sales force, we utilize an indirect distribution channel. Our indirect distribution channel has been broadened over the last three years through resellers, alliances with third-party systems integrators and other strategic partners. The resellers provide greater geographic and small-account coverage, primarily for our design solutions. Systems integrator partners work with our direct sales force to locate and target potential PLM opportunities.

Products and Services

Our design solutions and our collaboration and control solutions are aligned under a unified product strategy. The strategy allows us to capitalize on existing product synergies and offer fully leveraged product development solutions that enable the creation, collaboration and control of digital product information across the extended design chain. Our efforts have resulted in the creation of a new offering, the product development system, which is comprised of a suite of integrated products and services offerings.

The goal of our product development system approach is to reduce complexity for our customers by ensuring that our solutions, which support core product development processes, work together in a cohesive system.

Our product development system delivers a comprehensive footprint that offers the capabilities necessary to improve our customers’ product development processes. These processes involve the entire enterprise and are further extended to include supplier, partner, and customer participants. Our product development system provides three essential capabilities to improve product development processes:

•	Create product designs (resulting in high fidelity digital products),

•	Collaborate cross-functionally in an organization and throughout the digital product value chain, and

•	Control and manage product information and product development processes throughout a product’s lifecycle.

Our footprint of capabilities aligns on a sensible system architecture, which is built from the ground up to address the needs of the digital product value chain. Our product development system architecture is:

•	Integral—sharing a common database schema, common business objects, and a common web-based user interface,

•	Internet—in that it deploys seamlessly across existing Intranet and Internet infrastructures to accommodate a distributed value chain, and

•	Interoperable—integrating easily with other systems using standard protocols and integration approaches.

DESIGN SOLUTIONS

Our family of engineering design software encompasses a broad spectrum of engineering disciplines essential to the development of virtually all manufactured products, ranging from consumer products to jet aircraft. Manufacturers compete on the basis of cost, time to market and product performance criteria, which are significantly affected by the quality and length of the product development process. Our software tools offer high-performance product design solutions for the creation of digital products that improve product quality and reduce time to market by enabling end-users easily to evaluate multiple design alternatives and to share data with bi-directional associativity.

The cornerstone of our design solutions software is Pro/ENGINEER®, a mechanical design automation technology based on a robust, parametric, feature-based solid modeler, enabling changes made during the design process to be associatively updated throughout the design. Pro/ENGINEER is complemented by functional options and extensions as well as other products for conceptual design, simulation, routed systems design, and manufacturing production. These features allow companies to create more innovative, differentiated and functional products quickly and easily.

In February 2003, we commenced shipment of Pro/ENGINEER Wildfire™, the most recent release of our Pro/ENGINEER design solution. Pro/ENGINEER Wildfire is designed to offer design engineers enhanced ease-of-use and the ability to integrate design tools with our collaboration and control solutions. The product’s new user interface makes it more competitive with lower end modeling tools on the market that are known for ease-of-use, while maintaining the powerful functionality of Pro/ENGINEER. Additionally, Pro/ENGINEER Wildfire is the first CAD system with an embedded web browser and native support for web services. The combination of Pro/ENGINEER and Windchill® on an integral, internet-based, interoperable architecture enables us to offer customers a product development system that supports a multi-user, distributed environment and complex product development processes. Pro/ENGINEER Wildfire also offers optional peer-to-peer design conferencing from within the application, enabling enhanced real-time collaboration with a distributed design team. Additional offerings within the Pro/ENGINEER family include:

Pro/ENGINEER Concept:    Pro/CONCEPT™ is the industry’s first all-in-one CAD tool for digital mixed media idea exploration. By itself or paired with Pro/ENGINEER, Pro/CONCEPT is a break-through product for rapid concept generation.

Pro/ENGINEER Simulation:    Pro/ENGINEER Simulation software allows engineers to test and thereby optimize designs for structural, dynamic, thermal, and durability performance. These solutions provide benefits by minimizing physical prototyping, increasing engineering creativity, and helping deliver higher quality products in less time.

Pro/ENGINEER Routed Systems:    Pro/ENGINEER Routed Systems software offers comprehensive and associative capabilities for electrical, cabling, and piping design and manufacturing. Designers, packaging engineers, and manufacturing engineers quickly and accurately can design, route, document, and produce complex harness and piping systems. A tight integration between this world-class 2D schematic tool and the 3D assembly capabilities of Pro/ENGINEER enables extensive information exchange and product validation.

Pro/ENGINEER Production:    Pro/ENGINEER Production software enables designers to create downstream deliverables such as molds and progressive dies, Numerical Control (NC) tool paths, and inspection programs. By directly referencing Pro/ENGINEER designs, production and tooling engineers can handle tooling design and detailing, NC process planning, NC programming, and inspection/verification, automatically responding to changes to the design with no data translation obstacles.

Pro/INTRALINK®:    Pro/INTRALINK is a mature and widely deployed Pro/ENGINEER workgroup data management solution. Pro/INTRALINK manages the relationships between Pro/ENGINEER deliverables from concept to design and manufacturing. It simplifies Pro/ENGINEER data management activities that are necessary for product development by transparently incorporating them into the design process.

COLLABORATION AND CONTROL SOLUTIONS

Our collaboration and control solutions have evolved to address expanding customer needs since their introduction in 1998. The cornerstone of our collaboration and control solutions is our suite of Windchill® based products. Windchill is currently sold in two forms based on the common Windchill infrastructure: our Windchill Link solutions and configurable Windchill Modules for enterprise-level PLM.

Our Windchill Link solutions consist of pre-configured, integrated products that utilize the web-based Windchill architecture, as well as components of our design solutions and our Windchill enterprise-level application modules. These point solutions are designed to address specific business-critical manufacturing functions and can be implemented with little configuration in as few as several weeks in accordance with a predefined implementation methodology. These solutions include:

Windchill PDMLink™:    a product data management solution that helps manufacturers control information by ensuring data accessibility and managing the product development process throughout the life of a product.

Windchill ProjectLink™:    a project management solution that enables employees, partners, suppliers, and customers to collaborate on projects through web-based workspaces, project plan development, milestone tracking, activity assignment and management, and discussion forums.

Windchill DynamicDesignLink™:    a collaborative application engineering solution that helps manufacturers address the increasing demand for design-to-order products through visually interactive, dynamic, collaborative capabilities including graphical product family modeling, product family catalog publication, product configuration, and automated generation of digital product deliverables.

Windchill PartsLink™:    an interactive product catalog solution that enables designers to achieve maximum part reuse through web-based access to standard, preferred part suppliers, and allows suppliers of standard parts to provide their customers with rich technical product data.

We also offer Windchill capabilities in a modular form to support customer-specific configurations that address unique needs within customers’ complex PLM processes. The Windchill Modules architecture and toolsets enable manufacturers to extend the data models and user interface to support unique business processes, such as legacy system replacement and consolidation, complex workflow and document management, and integration and rationalization of diverse systems following merger or acquisition. Unlike other product information management applications based on proprietary architectures and toolsets that discourage tailored configurations, the Windchill Modules architecture and toolsets explicitly enable manufacturers to extend the data models, functionality, and user interface as they see fit. The Windchill Modules consist principally of the following: a vault for data management to store and retrieve product files; workflow applications for sequencing the flow of product information and change management processes; visualization software for enabling the customer to see a three-dimensional view of product data; and, when desired, data adaptors for connecting to standard computer aided design (CAD) software or standard enterprise resource planning (ERP) systems via standard application interfaces.

The Windchill Modules include:

Windchill Foundation for core PLM infrastructure;

Windchill PDM for product data management;

Windchill ProductView for visualization; and

Windchill Information Modeler to accelerate the configuration process, as well as integrations to CAD, engineering, and other enterprise systems and applications.

The Windchill Modules have standard features and functions with capabilities that include product and process management, collaboration, and product planning. The pre-defined templates (e.g., document folders and workflows) may be used as is or may be configured to the customer’s business environment. For example, the workflow template may be changed to reflect the customer’s organizational approval preferences.

Because all Windchill-based products are built on the same core technology, our customers are able to combine configured Windchill Modules with the Windchill Link solutions. As a result of this flexibility, our customers are not forced to make tradeoffs between competitive differentiation and operational efficiency—both can be realized with Windchill, maximizing competitive advantage.

With the launch of Pro/ENGINEER Wildfire, we began selling a product development system package called “Flex 3C” for Create, Collaborate and Control. This package is configured to meet the needs of the high-end design engineer working in a process-oriented environment. It includes both Pro/ENGINEER Wildfire design solutions with advanced engineering modules, and Windchill Link collaboration and control solutions, including Windchill ProjectLink and Windchill PDMLink as a data management option.

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

SERVICES

Maintenance Services

We offer maintenance support plans for our software products. Customers who participate in our maintenance support plans receive periodic software updates and new releases. Active maintenance plan customers also have direct access to our global technical support team of certified engineers and thus benefit from the knowledge, experience and responsiveness of this ISO 9001 accredited organization, resulting in timely and accurate issue resolution. Moreover, we provide self-service support tools that allow our customers access at all times to an extensive amount of information quickly and dynamically. This combination of new product releases, technical support, and self-service tools further extends our ability to address our customers evolving requirements.

Other Services

Our software solutions and maintenance support offerings are complemented by additional service offerings from our services organization, as well as from third-party resellers, systems integrators and other strategic partners. We designed our portfolio of services offerings to leverage our product and process expertise and create value for customers. We offer a comprehensive portfolio of services to facilitate the adoption of our technology into an optmized product development environment, ensuring alignment of business processes with strategy, conditioning the organization to follow new rules and procedures, deployment of the “right” technology that supports organizational and strategic goals, and driving technology adoption through traning programs. Our services organization focuses on:

Implementation Services:    We offer a range of technology installation, configuration, and migration services, from pre-packaged “quick start” deployments to full system integration.

Process and Technology Adoption Services:    Our consulting services enable widespread acceptance and utilization of our solutions, addressing organizational challenges and competing priorities. Our proven methodology helps condition an organization to adopt new processes and enable target users successfully to utilize the applications for measurable productivity gains.

Education Services:    We offer an extensive role-based curriculum to accelerate adoption of the product development system and realize value across the entire enterprise. Our education services also assist our customers’ users to overcome resistance to change and reluctance to use new tools.

Product Development

For our products to be competitive, we must provide our customers with new and innovative software solutions. As a result, we continue to spend on research and development, and we regularly are looking for opportunities to acquire new technologies suited to our customers’ needs. We also must efficiently manage our development resources to ensure that the appropriate balance, based on both product development plans and customer demand, is reached between product lines.

Our ability to rapidly develop new design products is facilitated by the modular structure of our software code. This structure enables functional capabilities of existing products to be utilized by new software applications or modules, thereby reducing the amount of new code required to develop additional products. The major benefit of this approach is rapid development of new functionality.

Our Windchill technology has expanded the breadth of our offerings allowing for a comprehensive suite of PLM solutions. Much of this technology is Internet-centric, Java-based, object-oriented software. Our products depend on these evolving technologies as well as certain technologies licensed from third-parties.

We are focusing much of our research and development investment in our product development system architecture. We have made changes to both our product planning and product testing processes to support this strategy. The new planning and testing phases ensure that the products work together in a cohesive system across specific customer business processes.

We work closely with our customers to define improvements and enhancements to be integrated into our products. Using this approach, customers become involved in the software design process to help validate feasibility and to provide feedback on functionality early in the development of our products. In addition, we maintain software and hardware partner programs designed to provide partners both with access to our products and with the mechanisms and environment to facilitate the integration of complementary products with our product lines. Through our open software toolkits, program members can build tightly integrated solutions that satisfy the various requirements of our customers.

Our fiscal year research and development expenses were $128.4 million in 2003, $136.1 million in 2002 and $148.9 million in 2001.

Sales and Marketing

We derive most of our revenue from products and services distributed directly by our sales force to our end-user customers. In addition, we offer products through third-party distributors and we also offer certain of our design solutions over the Internet. No single customer accounted for more than 10% of our revenue in any of the last three fiscal years.

Within our direct sales force, there are both strategic accounts and general business accounts units. The strategic accounts unit is further segmented into vertical groupings based on industry characteristics. In addition, we continue to broaden our indirect distribution channel through alliances with third-party resellers, systems integrators and other strategic partners. The systems integrators work in tandem with our direct sales force to locate and target potential PLM opportunities. We also engage resellers to distribute certain of our products and to provide related services throughout North America, Europe and parts of Asia/Pacific.

Information about our foreign and domestic operations, and associated risks, may be found in Note M of “Notes to Consolidated Financial Statements” and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 9 below.

Competition

There are a number of companies offering solutions that address specific functional areas covered by our PLM solutions such as: Dassault Systemes and Electronic Data Systems (EDS) for traditional design solutions, PDM solutions and visualization and digital mock-up solutions; MatrixOne for PDM solutions; Agile Software Corp., for bill of materials management; and i2 Technologies Inc. for part sourcing solutions. In addition, larger, better-known enterprise-solution companies with established customers may enter the PLM market and offer solutions deeply integrated with their other enterprise software applications. For example, SAP has begun to offer a “PLM” solution that controls product data within the larger framework of its ERP solution. We believe that our

PLM solutions currently offer broader and deeper functionality more specifically targeted toward the product development processes within discrete manufacturing companies. We, along with our resellers, compete with design products from companies such as Autodesk, Inc. and Solidworks, a subsidiary of Dassault Systemes, for sales to smaller manufacturing customers.

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

PTC, the PTC Logo, Parametric Technology Corporation, The Product Development Company, Product First, The way to Product First, Pro/ENGINEER, Wildfire, Pro/DESKTOP, Pro/INTRALINK, MECHANICA, Pro/CONCEPT, GRANITE, Windchill, Windchill ProjectLink, Windchill PartsLink, Windchill DynamicDesignLink and Windchill PDMLink and all product names in the PTC product family are trademarks or registered trademarks of PTC or our subsidiaries in the United States and/or other countries.

Backlog

We generally ship our products within 30 days after acceptance of a customer order. A high percentage of our revenue historically has been generated in the third month of each fiscal quarter, and this revenue tends to be concentrated in the later part of that month. Accordingly, orders may exist at the end of a quarter that have not been shipped and not recognized as revenue. We do not believe that our backlog at any particular point in time is indicative of future sales levels.

Employees

As of September 30, 2003, we had 3,500 employees, including 1,114 in sales, marketing and support activities; 967 in customer support, training and consulting; 336 in general and administration; and 1,083 in product development. Of these employees, 1,681 were located throughout the United States and 1,819 were located in foreign countries.

Website Access to Reports and Code of Business Conduct and Ethics

Our Internet address is www.ptc.com. Through our Internet website, we make available the following reports as soon as reasonably practicable after electronically filing them with, or furnishing them to, the SEC: our annual report on Form 10-K; our quarterly reports on Form 10-Q; our current reports on Form 8-K; and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934. Our Proxy Statements for our Annual Meetings also are available through our Internet website. The reference to our website is not intended to incorporate information on our website into this document by reference.

Our Code of Business Conduct and Ethics also is available through our Internet website. Additional information about this code and amendments and waivers thereto can be found below in Part III, Item 10 of this Annual Report.

ITEM 1A:    Executive Officers of the Registrant

Information about our executive officers is incorporated by reference from Part III, Item 10 of this Annual Report.

ITEM 2:    Properties

We lease 120 offices in the United States and internationally through our foreign subsidiaries, predominately as sales and/or support offices and for development work. Of our total of approximately 1,283,000 square feet of leased facilities used in operations, approximately 660,000 square feet are located in the U.S., including a 365,000 square foot headquarters facility located in Needham, Massachusetts. The lease for our headquarters began in December 2000 and expires in December 2012, subject to certain renewal rights. We also lease space comprising approximately 524,000 square feet, which is not used for our current operations and is primarily subleased to third parties. This space includes 376,000 square feet of space in Bedford, Massachusetts acquired in our merger with Computervision Corporation in January 1998. As described in Notes B and G of “Notes to the Consolidated Financial Statements,” lease commitments on unused facilities in excess of expected sublease income have been included in our restructuring provisions. We continue to engage in subleasing and early lease termination initiatives to employ alternate uses for these excess facilities. We believe that our facilities are adequate for our present needs.

ITEM 3:    Legal Proceedings

Nine class action lawsuits were filed by shareholders between February and April 2003 against us and certain of our current and former officers and directors in the U.S. District Court in Massachusetts claiming violations of the federal securities laws based on alleged misrepresentations regarding our reported financial results for the fiscal years 1999, 2000 and 2001. These actions seek unspecified damages. On May 20, 2003, the Court issued an order consolidating the cases, appointing lead plaintiff and appointing lead counsel. On September 15, 2003, an amended and consolidated complaint was filed. We have since prepared a motion to dismiss the consolidated action and, in accordance with the Court’s briefing schedule, have first submitted the motion to the lead plaintiff for its response. Following the lead plaintiff’s response to the motion we will prepare a reply brief, and all three documents shall be submitted to the Court simultaneously in late January 2004. We believe the claims are without merit, and we intend to defend them vigorously. We cannot predict the ultimate resolution of these actions at this time, and there can be no assurance that these actions will not have a material adverse impact on our financial condition or results of operations.

On May 30, 2003, a lawsuit was filed against us in the U.S. District Court in Massachusetts by Rand A Technology Corporation and Rand Technologies Limited (collectively “Rand”). Rand historically has been our largest distributor. In December 2002, we amended our distribution agreements with Rand covering certain territories to provide that Rand’s distribution rights under these agreements will expire on December 31, 2003 rather than on October 1, 2005. The complaint alleges various breaches of the distribution and reseller agreements between Rand and us and seeks equitable relief and substantial damages. After we filed a motion to dismiss portions of the complaint on July 14, 2003, Rand filed an amended complaint on October 31, 2003 re-asserting the same claims. On November 24, 2003, we filed our substantive response to Rand’s complaint and asserted counterclaims against Rand including, among other things, that Rand’s action in filing the lawsuit constituted a breach of the December 2002 amendment to Rand’s agreements, which established certain dispute resolution procedures and which discharged any and all claims arising prior to that date. We believe Rand’s claims are without merit and will contest them vigorously. We also intend diligently to prosecute our counterclaims. We cannot predict the ultimate resolution of this action at this time, and there can be no assurance that this action will not have a material adverse impact on our financial condition or results of operations.

We also are subject to various legal proceedings and claims that arise in the ordinary course of business. We currently believe that resolving these other matters will not have a material adverse impact on our financial condition or results of operations.

ITEM 4:    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the last quarter of 2003.

PART II

ITEM 5:    Market for Registrant’s Common Equity and Related Stockholder Matters

Information with respect to this item may be found in the section captioned “Quarterly Financial Information” on page F-31 below.

On September 30, 2003, the close of our fiscal year, our common stock was held by 5,808 shareholders of record. As of November 30, 2003, our common stock was held by 5,771 shareholders of record. We have not paid cash dividends on our common stock and have historically retained earnings for use in our business. We intend to review our policy with respect to the payment of dividends from time to time; however, there can be no assurance that any dividends will be paid in the future.

ITEM 6:    Selected Financial Data

Information with respect to this item may be found in the section captioned “Five-Year Summary of Selected Financial Data” on page F-31 below.

ITEM 7:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements in this Annual Report on Form 10-K about our anticipated financial results and growth, as well as about the development of our products and markets, are forward looking statements that are based on our current plans and assumptions. Important information about the bases for these plans and assumptions and certain factors that may cause our actual results to differ materially from these statements is contained below and in “Important Factors That May Affect Future Results” beginning on page 26.

Unless otherwise indicated, all references to a year reflect our fiscal year that ends on September 30.

Business Overview

Historically, our core business focus has been to provide design solutions to customers through our flagship Pro/ENGINEER® design software, and we continue to provide our customers with industry-leading product development, manufacturing and engineering design solutions based on this software. License and services revenue associated with our design solutions continues to comprise a majority of our revenue. While the discrete market for computer-aided design solutions has declined and we have experienced a decline in our design solutions revenue, we believe that there is opportunity for growth in the adjacent collaboration and control solutions market and we have seen these two markets converge into a broader product lifecycle management (PLM) opportunity. The PLM market encompasses the mechanical computer-aided design, manufacturing and engineering (CAD, CAM and CAE) markets as well as many previously isolated markets that address various phases of the product lifecycle. These include product data management (PDM), component and supplier management, visualization and digital mockup, enterprise application integration, program and project management, after market service and portfolio management, requirements management, customer needs management, and manufacturing planning.

With our suite of PLM software solutions, we see an opportunity to address several of the key challenges that manufacturing companies face in their product development processes: more frequent change, heterogeneity of systems, and increased communication inside and outside the manufacturing enterprise to support growing outsourcing and increasingly transparent supply chains. Accordingly, we have channeled significant resources into our collaboration and control solutions and their integration with our design software. With our PLM software suite, we can provide our customers a product development system that permits individuals—regardless of their roles in the commercialization of a product, the computer-based tools they use, or their location geographically or in the supply chain—to participate in and impact the product development process across the digital product value chain. We believe that as we continue to implement our strategy for our products to become more tightly integrated and easier to deploy, we can create significant added value for our existing customer base.

The cornerstone of our design solutions software is Pro/ENGINEER®, a mechanical design automation technology based on a robust, parametric, feature-based solid modeler, enabling changes made during the design process to be associatively updated throughout the design. Pro/ENGINEER is complemented by functional options and extensions as well as other products for conceptual design, simulation, routed systems design, and manufacturing production. Our collaboration and control solutions have evolved to address expanding customer needs since their introduction in 1998. The cornerstone of our collaboration and control solutions is our suite of Windchill® based products. Windchill is currently sold in two forms based on the common Windchill infrastructure: our Windchill Link solutions, designed to address specific business-critical manufacturing functions, and configurable Windchill Modules for enterprise-level PLM.

All of our software solutions continue to be distributed primarily through our direct sales force. In tandem with our direct sales force, we utilize an indirect distribution channel. Our indirect distribution channel has been broadened over the last three years through alliances with resellers, systems integrators and other strategic partners. The resellers provide greater geographic and small-account coverage, primarily for our design solutions while the systems integrators work with our direct sales force to locate and target potential PLM opportunities.

Results of Operations

Overview

The following is a summary of our results of operations for the last three years. A detailed discussion regarding these results follows the table below.

•	Total revenue was $671.9 million in 2003, $742.0 million in 2002 and $937.5 million in 2001.

•	License revenue was $205.3 million in 2003, $242.9 million in 2002 and $381.9 million in 2001.

•	Service revenue was $466.6 million in 2003, $499.1 million in 2002 and $555.6 million in 2001.

•	Collaboration and control solutions revenue was $173.5 million in 2003, $177.1 million in 2002 and $217.3 million in 2001.

•	Design solutions revenue was $498.4 million in 2003, $564.9 million in 2002 and $720.2 million in 2001.

•	Amortization of goodwill and other intangible assets was $5.9 million in 2003, $35.8 million in 2002 and $37.9 million in 2001.

•	Restructuring and other charges were $30.9 million in 2003, $31.2 million in 2002 and $42.6 million in 2001.

•	Total costs and expenses were $751.6 million in 2003, $820.4 million in 2002 and $943.3 million in 2001.

•	Write-down of investments was $0.4 million in 2003, $1.0 million in 2002 and $10.4 million in 2001.

•	In 2002, we recognized a pre-tax gain of $8.7 million on the sale of a business and we recorded an increase to our valuation allowance of $48.0 million against previously recorded deferred tax assets.

•	Net loss was $98.3 million in 2003, $93.6 million in 2002 and $10.1 million in 2001.

The following table shows certain consolidated financial data as a percentage of our total revenue for the last three years:

	September 30,
	2003	2002	2001
Revenue:
License	31%	33%	41%
Service	69	67	59

Total revenue	100	100	100

Costs and expenses:
Cost of license revenue	2	2	2
Cost of service revenue	31	27	26
Sales and marketing	44	45	41
Research and development	19	19	16
General and administrative	10	9	7
Amortization of goodwill and other intangible assets	1	5	4
Restructuring and other charges	5	4	4

Total costs and expenses	112	111	100

Operating loss	(12)	(11)	—
Interest income	—	1	1
Other expense, net	(1)	(1)	(1)
Gain on sale of a business	—	1	—
Write-down of investments	—	—	(1)

Loss before income taxes	(13)	(10)	(1)
Provision for (benefit from) income taxes	2	3	—

Net loss	(15)%	(13)%	(1)%

Revenue

Total Revenue

Our revenue consists of software license revenue and service revenue, which includes software maintenance as well as consulting, implementation, education and other technical support revenue. We presently report our revenue in two product categories: (1) our collaboration and control technologies (collaboration and control solutions), including our Windchill® web-based software, and (2) our computer aided design, manufacturing and engineering software (design solutions), including our flagship Pro/ENGINEER® design software. The following table illustrates trends from 2001 to 2003 in our software license revenue and in our service revenue, as well as in our two product categories.

	2003	Percent Change	2002	Percent Change	2001
	(Dollar amounts in millions)
License revenue	$205.3	(15)%	$242.9	(36)%	$381.9
Service revenue:
Maintenance revenue	309.1	(6)%	329.6	(6)%	351.4
Other service revenue	157.5	(7)%	169.5	(17)%	204.2

Total service revenue	466.6	(7)%	499.1	(10)%	555.6

Total revenue	$671.9	(9)%*	$742.0	(21)%*	$937.5

Revenue by product category:
Collaboration and control solutions revenue	$173.5	(2)%	$177.1	(19)%	$217.3
Design solutions revenue	498.4	(12)%	564.9	(22)%	720.2

*	On a consistent foreign currency basis from the prior period, total revenue decreased 14% in 2003 compared to 2002 and 21% in 2002 compared to 2001.

Total revenue in 2003 and 2002 continued to be adversely affected by continued weakness in technology spending in the global manufacturing economy, continued reluctance of our customers to consummate large, enterprise-wide software purchases, the relative saturation and increased competitiveness of the North American and European markets for design solutions and the relative infancy of the PLM market. We derived 63%, 58% and 56% of our total revenue from sales to customers outside of North America in 2003, 2002 and 2001, respectively. North American revenues were 20% lower in 2003 than in 2002, and sales in Europe and in Asia Pacific were down 2% and 1% (down 16% and 4% on a consistent foreign currency basis), respectively, over the same period. We attribute the decline experienced in North America and Europe to the prolonged unwillingness of our customers to undertake large software purchases and the relative saturation and increased competitiveness of the North American and European markets, particularly for design solutions. Compared to 2001, revenues in 2002 were down 25% in North America and down 20% and 15% (down 22% and 12% on a consistent foreign currency basis) in Europe and in Asia Pacific, respectively.

License revenue accounted for 31%, 33% and 41% of total revenue in 2003, 2002 and 2001, respectively. Service revenue, which has a lower gross profit margin than license revenue, accounted for 69%, 67% and 59% of total revenue in 2003, 2002 and 2001, respectively. Service revenue has been, and may continue to be, adversely affected by lower license sales in current and prior periods.

In the second quarter of 2003, with the launch of Pro/ENGINEER Wildfire, we began selling a product development system package called “Flex 3C” for Create, Collaborate and Control. This package is configured to meet the needs of the high-end design engineer working in a process-oriented environment. It includes Pro/ENGINEER Wildfire with advanced engineering modules, Windchill ProjectLink, and Windchill PDMLink as a data management option. Because the package includes both design solutions and collaboration and control solutions, for purposes of reporting revenues by product categories, we allocate revenue from sales of the Flex 3C package among our two product categories. Revenue from sales of new Flex 3C licenses is allocated 90% to our design solutions and 10% to our collaboration and control solutions. Revenue from upgrades to the Flex 3C package is allocated 50% to our design solutions and 50% to our collaboration and control solutions. In line with customer demand for a complete product development system, we foresee that we will continue to offer packages that include both design solutions products and collaboration and control solutions products. As such, the delineation between the two product lines may become less meaningful and, accordingly, we may revise our product categories.

Collaboration and Control Solutions Revenue

	2003	Percent Change	2002	Percent Change	2001
	(Dollar amounts in millions)
Collaboration and control solutions:

License revenue	$57.7	(7)%	$61.9	(36)%	$96.2
Service revenue:
Maintenance revenue	34.5	9%	31.6	3%	30.8
Other service revenue	81.3	(3)%	83.6	(7)%	90.3

Total service revenue	115.8	1%	115.2	(5)%	121.1

Total revenue	$173.5	(2)%	$177.1	(19)%	$217.3

Total revenue from our collaboration and control solutions software and related services was 26%, 24% and 23% of our total revenue in 2003, 2002 and 2001, respectively.

While we experienced growth in the number of new Windchill customers during 2003, the average transaction size declined significantly from 2002, reflecting both a shift from selling enterprise-level Windchill Modules to selling Windchill Link point solutions, as well as continued reluctance of our customers to consummate large, enterprise-wide software purchases in the current unstable economic climate. The increase in maintenance revenue is attributable to growing acceptance of our Windchill Link solutions in prior periods and, in 2003, the introduction of our Flex 3C package.

To improve our ability to provide PLM solutions to a broader range of customers and to complement our enterprise offerings, we have introduced Windchill-based point solutions targeted at specific business-critical PLM processes (our Windchill Link solutions). In 2003, 2002 and 2001, these Windchill Link solutions accounted for 52%, 18% and 4%, respectively, of our collaboration and control license revenue. We expect that our Windchill Link solutions will continue to gain acceptance with existing and new customers, and that they will continue to comprise the majority of our overall Windchill license revenue. We believe these solutions address a growing customer demand for better return on investment as they can be implemented easily and quickly. As the requirements of our customers and the general market change, we plan periodically to evaluate the need for additional solutions.

We recently have offered a limited number of qualified resellers the ability to sell our Windchill Link solutions. We also have entered into business relationships with leading systems integrators and other strategic partners to expand the coverage of our distribution and services efforts. While these initiatives may limit some opportunities for additional service revenue growth within enterprise-level implementations, we believe that these relationships are important to help expand coverage for our collaboration and control software solutions, generate additional license and maintenance revenue, and provide expertise for implementation and support.

Design Solutions Revenue

	2003	Percent Change	2002	Percent Change	2001
	(Dollar amounts in millions)
Design solutions:

License revenue	$147.6	(18)%	$181.0	(37)%	$285.7
Service revenue:
Maintenance revenue	274.6	(8)%	298.0	(7)%	320.6
Other service revenue	76.2	(11)%	85.9	(25)%	113.9

Total service revenue	350.8	(9)%	383.9	(12)%	434.5

Total revenue	$498.4	(12)%	$564.9	(22)%	$720.2

Total revenue from our design solutions and related services was 74%, 76% and 77% of our total revenue in 2003, 2002 and 2001, respectively. Compared to the prior year, the decrease in design solutions revenue reflects a decline in software unit sales of 9% and 29% in 2003 and 2002, respectively, and a decrease in the average selling price of 10% and 11% in 2003 and 2002, respectively. The decrease in the average selling price is attributable, in part, to a higher mix of lower-end software packages being sold. The decreases in design solutions service revenue are due in large part to the lag effect of license revenue declines in prior periods.

Design solutions revenue continues to be adversely affected by: (i) weakness in technology spending in the global manufacturing economy, which has led to a decline in large-dollar license transactions; (ii) service revenue declines in our maintenance business; (iii) increased competition and price pressure from products offering more limited functionality at lower cost; (iv) the relative maturity of the North American and European markets; and (v) the difficulty associated with displacing incumbent product design systems in the discrete market for computer-aided design solutions. The decrease in our design solutions revenue during 2003, compared to 2002, also reflects the sale of our ICEM surfacing business in the fourth quarter of 2002. The ICEM business had contributed revenue of $11.2 million in 2002.

To address the decline in our design solutions revenue, we have introduced design solutions packages that have price points, functionality and ease-of-use features that appeal to a broader spectrum of design solution users. Pro/ENGINEER Wildfire, released in February 2003, supports web interfaces and Windchill-based interfaces and now provides customers with the opportunity to integrate more readily traditional design solutions with collaboration and control solutions. The product’s new user interface makes it more competitive with lower-end modeling tools on the market that are known for ease-of-use, while maintaining the powerful functionality of Pro/ENGINEER. The new web interface, which is unique to Pro/ENGINEER, offers a differentiated design solution to manufacturing companies looking for a complete product development system. All Pro/ENGINEER customers on an active maintenance plan receive Pro/ENGINEER Wildfire as a maintenance release consistent with their current configurations. Pro/ENGINEER Wildfire expands our ability to offer our current customers various technology and service upgrade packages, allowing them to purchase the full suite of Pro/ENGINEER Wildfire functionality.

We have been building and diversifying our reseller channel to become less dependent on a small number of distributors and to provide the resources necessary for more effective distribution of our design solutions. We believe that utilizing diverse and geographically dispersed distributors that focus on smaller businesses will provide an efficient and cost effective means to reach these customers, while allowing our direct sales force to focus on higher dollar sales opportunities. Design solutions license sales from our reseller channel were $45.9 million (31% of total design solutions license revenue) in 2003, compared to $44.0 million (24% of total design solutions license revenue) in 2002 and $23.0 million (8% of total design solutions license revenue) in 2001. In 2003, our new major distributor, Mensch und Maschine, began selling our design solutions and we aligned almost all of our existing European resellers under this new structure. Mensch und Maschine added a large number of new resellers to the PTC network in 2003 and has devoted resources to training and marketing throughout Europe to help make these resellers successful. While we expect that, over the long-term, this relationship will expand our coverage of the European market, we do not expect that this new relationship will have a material impact on our near-term operating results.

Our largest distributor historically had been Rand A Technology Corporation. During the first quarter of 2003, we amended our distribution agreements with Rand covering certain territories. Rand’s distribution rights under these agreements will now expire on December 31, 2003 rather than on October 1, 2005. We are currently involved in a lawsuit with Rand as described in Part I, Item 3, “Legal Proceedings.” We are uncertain how this lawsuit will impact Rand’s revenue contribution or the transition of Rand’s PTC business to us in accordance with the contract.

Outlook

Looking forward, our overall performance will depend on: improved economic conditions and the strengthening of technology spending in the global manufacturing sector; our ability to elevate PLM expenditures over other technology spending as a budgetary priority among our customers; our ability to successfully execute our product strategy to provide an integrated, easy to use and rapidly deployable suite of PLM software solutions that customers can deploy to create a product development system that meets their evolving requirements; our ability to differentiate our products and services from those of our competitors; and our ability to execute our business strategies while simultaneously continuing to reduce our operating cost structure as described below. Our enhanced suite of PLM software solutions provides the foundation for our future growth, as these solutions expand upon traditional high-end design products (for which the market has declined) and allow us to offer our customers a comprehensive product development system. We must accordingly focus on enhancing and marketing our product and service offerings so that our customers are able clearly to recognize and understand their advantages.

On December 17, 2003 we notified our customers of an important software issue that had recently been identified that could affect the operation of our software unless a corrective patch is installed. We have isolated the issue and are in the process of providing corrective software patches. We do not anticipate that we will experience any material adverse impact in connection with this issue. However, until this matter is resolved, we cannot predict with certainty that this will be the case.

In 2003, we began implementing cost cutting initiatives (discussed further below) designed to reduce our quarterly operating cost structure to approximately $150 million, excluding restructuring charges, by the end of fiscal 2004. In connection with these reductions, we expect to incur restructuring charges of $35 million to $45 million during 2004. Our ability to implement these measures while minimizing disruption to our organization will be an important determinant of our future success. Our success also will depend on other factors, including: our ability to optimize our sales and services coverage and productivity through, among other means, effective utilization and management of our resellers and other strategic partners as well as our own sales force; our ability to further improve customer satisfaction and to build customer references; our effective management of our development resources; our success at penetrating strategic emerging markets; and our ability to migrate our customers to a more robust PLM product development system. We believe we have made progress on these initiatives; however, spending in our sector of the economy is currently weak and prospects remain uncertain. Although we likely would benefit from renewed economic growth and improvements in technology spending, any revenue improvement is likely to lag any such growth and increased spending by six to nine months due to the length of our sales cycles.

Additional factors affecting our revenues and operating results are identified under “Important Factors That May Affect Future Results” below.

Costs and Expenses

All cost and expense categories in 2003, 2002 and 2001 were impacted by restructuring charges taken in those periods. Total costs and expenses decreased 8% in 2003 to $751.6 million, compared to $820.4 million in 2002, and decreased 13% in 2002, compared to $943.3 million in 2001. The decrease in 2003 is due primarily to overall cost reductions, lower amortization of goodwill and certain intangible assets of $29.9 million as a result of the adoption of SFAS No. 142, and lower variable expenses resulting from lower revenues. The decrease in 2002 compared to 2001 is due primarily to overall cost reductions, lower variable expenses resulting from lower revenues and lower restructuring charges. On a consistent foreign currency basis from the prior period, total costs and expenses decreased 11% in 2003 compared to 2002 and decreased 13% in 2002 compared to 2001.

Due to decreasing revenues, we have implemented cost cutting measures that have reduced our headcount. Our headcount has decreased to 3,500, 3,803 and 4,533 at the end of 2003, 2002 and 2001, respectively, down from 4,725 at September 30, 2000. Primarily as a result of these headcount reductions and excess facility costs, we recorded restructuring and other charges of $30.9 million in 2003, $31.2 million in 2002 and $42.6 million in 2001.

In support of our focus on improving profitability, we announced in 2003 that we would be implementing cost reductions designed to reduce our operating cost structure by the end of fiscal 2004 to approximately $150 million per quarter, excluding restructuring charges. Over the past several years, we have made significant investments needed to transform our business from providing a single line of technical software with a direct distribution model to providing a family of enterprise solutions with an expanded channel and partner-involved distribution model. We believe we now are positioned to reduce our cost structure while maintaining product quality and customer satisfaction. In conjunction with the continuation of the cost reduction initiatives begun in 2003, we expect to incur restructuring charges in 2004 aggregating between $35 million and $45 million. These expected charges are primarily related to employee severance and termination benefits and excess facilities and are incremental to the charges recorded in 2003. (see “Restructuring and Other Charges” below and Note B of “Notes to Consolidated Financial Statements”).

Cost of License Revenue

Our cost of license revenue consists of fixed and variable costs associated with reproducing and distributing software and documentation as well as royalties owed to third parties for technology embedded in or licensed with our software products. Cost of license revenue was $11.0 million, $16.7 million and $15.7 million for 2003, 2002 and 2001, respectively. Cost of license revenue as a percentage of license revenue was 5% for 2003, 7% for 2002 and 4% for 2001. Cost of license revenue as a percent of license revenue can vary depending on product mix sold and the effect of fixed and variable royalties in relation to the level of license revenue. The decrease in cost of license revenue in 2003 compared to 2002 was primarily due to lower royalty costs of approximately $4.4 million resulting primarily from lower revenues.

Cost of Service Revenue

Our cost of service revenue includes costs associated with training, customer support and consulting personnel, such as salaries and related costs, the release of maintenance updates, including related royalty costs, and facility costs. Cost of service revenue as a percentage of service revenue was 44% in 2003, 40% in 2002 and 45% in 2001. Service revenue margins in 2003 declined due to lower revenue and higher cost of service expense, including a fourth quarter adjustment of $5.1 million for royalties; partially offset by a 6% decrease in service-related employee headcount at September 30, 2003 compared to September 30, 2002. Service revenue margins improved during 2002 compared to 2001 primarily as a result of a higher mix of maintenance revenue, as well as a 20% decrease in service-related employee headcount at September 30, 2002 compared to September 30, 2001.

Sales and Marketing

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. Sales and marketing expenses as a percentage of total revenue were 44%, 45%, and 41% for 2003, 2002 and 2001, respectively. Total sales and marketing employee headcount decreased 18% at the end of 2003 and 17% at the end of 2002 compared to the prior year. At the end of 2003, 2002 and 2001, sales and marketing headcount was 1,114 employees, 1,358 employees and 1,646 employees, respectively. Compared to the prior year, total sales and marketing expenses decreased 10% in 2003 and 13% in 2002. These decreases are primarily due to reduced headcount, facilitated by more cost-efficient sales coverage and the centralization of our presales delivery group through the establishment of “Innovation-Centers,” and sales commissions, which were lower by approximately $10.1 million in 2003 compared to 2002 and $25.4 million in 2002 compared to 2001 due to lower license and service revenue. Additionally, our marketing program costs decreased in 2003 by approximately $6.2 million compared to 2002. During 2002, the cost reductions in sales and marketing were partially offset by an increase in marketing programs of approximately $8.6 million from the prior period.

Research and Development

Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Research and development expenses as a percentage of total revenue were 19%, 19% and 16% in 2003, 2002 and 2001, respectively. Compared to the prior year, research and development expenses decreased 6% in 2003 and decreased 9% in 2002. The decrease in 2003 is due primarily to shifting certain development activities to lower cost geographies, and to lower depreciation and telecommunication costs. The decrease in research and development expenses in 2002 is primarily due to an 11% decrease in headcount at the end of 2002 compared to 2001.

General and Administrative

Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources and administrative functions as well as bad debt expense. General and administrative expenses as a percentage of total revenue were 10%, 9% and 7% for 2003, 2002 and 2001, respectively. Compared to the prior year, these costs increased 3% in 2003 and decreased 2% in 2002. The increase in 2003 is primarily related to increased insurance costs and investments in information technology systems as well as an increase in bad debt expense. The decrease in 2002 reflects a 13% decrease in headcount partially offset by an increase in bad debt expense and investments in information technology systems and financial infrastructure. Bad debt expense in 2003, 2002 and 2001 was $5.1 million, $4.3 million and $2.9 million, respectively.

Amortization of Goodwill and Other Intangible Assets

These costs represent the amortization of acquired intangible assets, including developed technology and customer lists and, for intangible assets acquired prior to October 1, 2002, these costs include the amortization of goodwill, trademarks and assembled workforce. In July 2001, the Financial Accounting Standards Board issued

SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that, effective October 1, 2002, ratable amortization of goodwill and intangible assets with indefinite useful lives be replaced with periodic impairment tests of those assets and that certain intangible assets other than goodwill be amortized over their useful lives. In accordance with SFAS No. 142, beginning October 1, 2002, we no longer amortize goodwill and certain intangible assets with an indefinite useful life, including acquired trademarks. As a result, amortization of goodwill and other intangible assets decreased $29.9 million in 2003 compared to 2002. For a further discussion, see Critical Accounting Policies—Valuation of Goodwill and Other Intangible Assets below and Note E of “Notes to Consolidated Financial Statements.”

Restructuring and Other Charges

In 2003, 2002 and 2001, we recorded restructuring and other charges of $30.9 million, $31.2 million and $42.6 million, respectively, primarily associated with reductions in workforce and excess facility obligations to reduce our cost structure and improve profitability. During those same periods, we made cash payments related to restructuring and other charges of $24.4 million, $42.5 million and $23.8 million, respectively. Amounts not yet paid at September 30, 2003 related to restructuring and other charges taken during the current and all prior periods were $42.9 million, primarily related to excess facility obligations, to be paid out through 2010, as well as severance termination benefits. Of the total amount accrued at September 30, 2003, we expect to pay approximately $16 million within the next twelve months.

In 2003, we began implementing additional cost reduction programs designed to reduce our quarterly operating cost structure to approximately $150 million, excluding restructuring charges, by the end of fiscal 2004. In connection with these reductions, we recorded restructuring charges of $17.9 million for severance and termination benefits related to 361 employees terminated during 2003 and we expect to incur additional restructuring charges of $35 million to $45 million during 2004. In 2003, we also recorded charges of $11.6 million related to excess facilities and $1.4 million of other costs, primarily related to the write-off of acquired technology. The increases in the liability for excess facilities relate primarily to revised estimates of gross lease commitments in excess of sublease income for leases assumed in our 1998 acquisition of Computervision Corporation as well as excess leased space resulting from our consolidation efforts.

The restructuring and other charges in 2002 include $17.3 million for severance and termination benefits of approximately 310 employees who were notified or identified for termination during the year and $13.9 million for excess facilities. The excess facilities charge in 2002 was primarily comprised of revisions to liabilities for existing excess facilities made as a result of changing real estate market conditions and related actions taken during the period by several sub-lessees, requiring an increase in our liability estimates.

The restructuring charges in 2001 include $25.7 million for severance and termination benefits of approximately 720 employees who were notified or identified for termination during the year, $9.9 million for excess facilities, and $7.0 million primarily for a write-down of assets and costs incurred related to a focus shift in certain products. The non-cash portion of this restructuring charge was $4.0 million.

Interest Income

Interest income relates to earnings on the investment of our excess cash balances in various financial instruments. The 20% and 59% decrease in interest income in 2003 and 2002 compared to the prior year, respectively, resulted primarily from lower investment returns and declines in average investment balances.

Other Expense, net

A large portion of our revenue and expenses is transacted in foreign currencies. To reduce our exposure to fluctuations in foreign exchange rates we routinely engage in hedging transactions involving the use of foreign currency forward contracts and, from time-to-time, foreign currency option contracts, primarily in the Euro and in Asian currencies. Other expense, net includes costs of hedging contracts, certain realized and unrealized foreign currency transaction gains or losses, other charges incurred in connection with financing customer contracts and exchange gains or losses from the remeasurement of the financial statements of our subsidiaries that use the U.S. dollar as their functional currency. The 25% decrease in other expense in 2003 compared to 2002 is due primarily to lower costs of foreign currency hedging. See Item 7A below and Note A of “Notes to Consolidated Financial Statements.”

Gain on Sale of a Business

In the fourth quarter of 2002, we completed the sale of our ICEM surfacing business for $10.2 million in cash resulting in a pre-tax gain of $8.7 million.

Write-down of Investments

We periodically review equity investments for impairment based on market conditions, the industry sectors in which the investment entity operates, the viability and prospects of each entity, as well as the continued strategic importance of the investment to us. A write-down of the related investment is recorded when an impairment is considered to be other than temporary. In 2003, 2002 and 2001, we recorded write-downs on several equity investments of $0.4 million, $1.0 million and $10.4 million, respectively, to reflect other-than-temporary declines in valuation. At September 30, 2003 and 2002, equity investments included in other long-term assets were $0.8 million and $1.0 million, respectively. For further information see Note A to “Notes to Consolidated Financial Statements.”

Income Taxes

Our effective tax rate provision was 19% on a pre-tax loss of $82.4 million in 2003 and 26% on a pre-tax loss of $74.3 million in 2002, compared to an effective tax rate benefit of 26% on a pre-tax loss of $13.6 million in 2001. The difference between the statutory federal income tax rate benefit of 35% and the effective tax rate provision of 19% in 2003 is due primarily to U.S. operating losses that could not be benefited and to taxes payable in certain foreign jurisdictions. The difference between the statutory federal income tax rate benefit of 35% and the effective tax rate provision of 26% in 2002 is due primarily to the increase in the valuation allowance for deferred tax assets (discussed below) and non-deductible acquisition-related amortization costs, offset by a benefit due to the sale of the ICEM business. As a result of operating losses incurred in recent years and uncertainty as to the extent and timing of profitability in future periods, in 2002 we increased our valuation allowance for our remaining net deferred tax assets by approximately $48.0 million through the provision for income taxes. Due to the uncertainty regarding the realizability of deferred tax assets (see Critical Accounting Policies and Note F of “Notes to Consolidated Financial Statements”), in 2003 we further increased our valuation allowance for deferred tax assets to match the increase in deferred tax assets in 2003, primarily related to U.S. operating losses. The difference between the effective tax rate benefit of 26% in 2001 compared to the statutory federal income tax rate benefit of 35% resulted primarily from the non-deductibility of certain acquisition-related amortization costs, net operating losses of foreign entities that could not be benefited, and a valuation allowance that was established for foreign tax credit carryforwards, partially offset by a decrease of deferred tax liabilities related to unrepatriated foreign earnings.

Critical Accounting Policies

We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States. In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our reported revenues, results from operations, and net income (loss), as well as on the value of certain assets and liabilities on our balance sheet. These estimates, assumptions and judgments about future events and their effects on our results cannot be determined with certainty, and are made based on our historical experience and on other assumptions that are believed to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. While there are a number of accounting policies, methods and estimates affecting our financial statements described in Note A of “Notes to Consolidated Financial Statements,” the areas that are our most important critical accounting policies include revenue recognition, valuation of goodwill and intangible assets, accounting for income taxes, allowance for accounts and other receivables and restructuring charges. These areas are described below. A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Critical accounting policies require us to make assumptions about matters that are highly uncertain at the time of the estimate, and different estimates that we could have used, or changes in the estimate that are reasonably likely to occur, may have a material impact on our financial condition or results of operations. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates.

Revenue Recognition

We derive revenues from three primary sources: (1) software licenses, (2) maintenance services and (3) other services, which include consulting and education services. Revenue by type for 2003, 2002 and 2001 is as follows:

	Year ended September 30,
	2003	2002	2001
	(in thousands)
License revenue	$205,301	$242,906	$381,882
Maintenance services revenue	309,091	329,542	351,409
Other services revenue	157,548	169,509	204,258

Total revenue	$671,940	$741,957	$937,549

While we apply the guidance of Statement of Position (SOP) No. 97-2, Software Revenue Recognition, and Statement of Position No. 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, both issued by the American Institute of Certified Public Accountants, as well as SEC Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements, we exercise judgment and use estimates in connection with the determination of the amounts of software license and services revenues to be recognized in each accounting period.

For software license arrangements that do not require significant modification or customization of the underlying software, we recognize revenue when: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred (generally, FOB shipping point or electronic distribution), (3) the fee is deemed fixed or determinable, and (4) collection is probable. Substantially all of our license revenues are recognized in this manner.

Our software is distributed primarily through our direct sales force. However, our indirect distribution channel continues to expand through alliances with resellers. Revenue arrangements with resellers are recognized on a sell-through basis; that is, when we receive persuasive evidence that the reseller has sold the products to an end-user customer. We do not offer contractual rights of return, stock balancing, or price protection to our resellers, and actual product returns from them have been insignificant to date. As a result, we do not maintain reserves for product returns and related allowances.

At the time of each sale transaction, we must make an assessment of the collectibility of the amount due from the customer. Revenue is only recognized at that time if management deems that collection is probable. In making this assessment, we consider customer credit-worthiness and historical payment experience. At that same time, we assess whether fees are fixed or determinable and free of contingencies or significant uncertainties. If the fee is not fixed or determinable, revenue is recognized only as payments become due from the customer, provided that all other revenue recognition criteria are met. In assessing whether the fee is fixed or determinable, we consider the payment terms of the transaction and our collection experience in similar transactions without making concessions, among other factors. Our software license arrangements generally do not include customer acceptance provisions. However, if an arrangement includes an acceptance provision, we record revenue only upon the earlier of (1) receipt of a written acceptance or (2) expiration of the acceptance period.

Our software arrangements often include implementation and consulting services that are sold separately under consulting engagement contracts or as part of the software license arrangement. When we determine that such services are not essential to the functionality of the licensed software and qualify as “service transactions” under SOP 97-2, we record revenue separately for the license and service elements of these arrangements. Generally, we consider that a service is not essential to the functionality of the software when the services may be provided by independent third parties experienced in providing such consulting and implementation in coordination with dedicated customer personnel. If an arrangement does not qualify for separate accounting of the license and service elements, then license revenue is recognized together with the consulting services using either the percentage-of-completion or completed-contract method of contract accounting. Contract accounting is also applied to any software arrangements that include customer-specific acceptance criteria or where the license payment is tied to the performance of consulting services. Under the percentage-of-completion method, we estimate the stage of completion of contracts with fixed or “not to exceed” fees based on hours or costs incurred to date as compared with estimated total project hours or costs at completion. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized upon completion of the contract. When total cost estimates exceed revenues, we accrue for the estimated losses immediately. The use of the percentage-of-completion method of accounting requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in salaries and other costs. When adjustments in estimated contract costs are determined, such revisions may have the effect of adjusting in the current period the earnings applicable to performance in prior periods.

We generally use the residual method to recognize revenues from arrangements that include one or more elements to be delivered at a future date, when evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements (e.g., maintenance, consulting and education services) based on vendor-specific objective evidence (VSOE) is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements (i.e., software license). If evidence of the fair value of one or more of the undelivered services does not exist, all revenues are deferred and recognized when delivery of all of those services has occurred or when fair values can be established. We determine VSOE of the fair value of services revenues based upon our recent pricing for those services when sold separately. VSOE of the fair value of maintenance services may also be determined based on a substantive maintenance renewal clause, if any, within a customer contract. Our current pricing practices are influenced primarily by product type, purchase volume, maintenance term and customer location. We review services revenues sold separately and maintenance renewal rates on a periodic basis and update, when appropriate, our VSOE of fair value for such services to ensure that it reflects our recent pricing experience.

Significant incremental discounts offered in multiple-element arrangements that would be characterized as separate elements are infrequent and are allocated to software license revenues under the residual method. In limited circumstances, where a customer receives a subscription-based license, license revenue is recognized ratably over the term of the arrangement. In limited circumstances, where the right to use the software license is contingent upon current payments of maintenance, fees for software and maintenance are recognized ratably over the initial maintenance term.

Maintenance services generally include rights to unspecified upgrades (when and if available), telephone and internet-based support, updates and bug fixes. Maintenance revenue is recognized ratably over the term of the maintenance contract on a straight-line basis. It is uncommon for us to offer a specified upgrade to an existing product; however, in such instances, all revenue of the arrangement is deferred until the future upgrade is delivered.

When consulting qualifies for separate accounting, consulting revenues under time and materials billing arrangements are recognized as the services are performed. Consulting revenues under fixed-priced contracts are generally recognized using the percentage-of-completion method. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. Reimbursements of out-of-pocket expenditures incurred in connection with providing consulting services are included in services revenue, with the offsetting expense recorded in cost of services revenue.

Education services include on-site training, classroom training, and computer-based training and assessment. Education revenues are recognized as the related training services are provided.

Valuation of Goodwill and Other Intangible Assets

Our net goodwill and other intangible assets totaled $51.9 million and $56.2 million as of September 30, 2003 and 2002, respectively. We assess the impairment of goodwill and identifiable intangible assets on at least an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, or a reduction of our market capitalization relative to net book value.

We adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets effective October 1, 2002 and, as a result, we no longer amortize goodwill and certain intangible assets with indefinite useful lives. As a result of adopting SFAS No. 142, amortization of goodwill and other intangible assets was $29.9 million lower in 2003 compared to 2002. The goodwill impairment test prescribed by SFAS No. 142 requires us to identify reporting units and to determine estimates of the fair values of our reporting units as of the date we test for impairment. We have two reporting units – our software products operating segment and our services operating segment – as described in Note M of “Notes to Consolidated Financial Statements.” All goodwill is attributable to our software products operating segment. To conduct these tests of goodwill, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of goodwill exceeds its fair value. We estimate the fair values of our reporting units using discounted cash flow valuation models. Those models require estimates of future revenues, profits, capital expenditures and working capital for each unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data.

We completed the initial impairment review as of the beginning of fiscal 2003 and our annual impairment review as of the end of the third quarter and concluded that, as of October 1, 2002 and June 28, 2003, no impairment charge was required. We plan to conduct our annual impairment test of goodwill and indefinite lived assets as of the end of the third quarter of each fiscal year. There can be no assurance that at the time subsequent impairment reviews are completed an impairment charge will not be recorded in light of the factors described above. If a charge were deemed necessary in the future, it would directly affect net income (loss) for the period in which the charge was taken.

For long-lived assets and identifiable intangible assets other than goodwill and indefinite-lived intangible assets, we assess the recoverability of the asset based on projected undiscounted future cash flows over the asset’s remaining life. When the carrying value of the asset exceeds its undiscounted cash flows, we record an impairment loss equal to the excess of the carrying value over the fair value of the asset, determined using projected discounted future cash flows of the asset. Determining the fair value of individual assets and goodwill includes significant judgment by management. Different judgments could yield different results.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to calculate our income tax expense based on taxable income by jurisdiction. There are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of revenue-sharing and cost-reimbursement arrangements among related entities and the differing tax treatment of revenue and cost items across various jurisdictions.

The income tax accounting process also involves estimating our actual current tax liability, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that it is more likely than not that all or a portion of deferred tax assets will not be realized, we must establish a valuation allowance as a charge to income tax expense. In 2002, we increased our deferred tax valuation allowance and recorded a corresponding $48.0 million charge to income tax expense and, in 2003, we have fully reserved for additional deferred tax assets, primarily related to net operating loss carryforwards generated in 2003. The decision to record the valuation allowance required significant management judgment. Had we not recorded this valuation allowance, we would have reported materially different results. If the realization of deferred tax assets in the future is considered more likely than not, a reduction in the valuation allowance would increase net income in the period such determination is made. Net deferred tax liabilities at September 30, 2003 were $0.7 million, comprised of deferred tax assets of $152.1 million, a valuation allowance of $131.5 million and deferred tax liabilities of $21.3 million. Our deferred tax assets consist primarily of net operating loss carryforwards.

Allowance for Accounts and Other Receivables

Management judgment is required in assessing the collectability of customer accounts and other receivables, for which we generally do not require collateral. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management specifically analyzes individual accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic and accounts receivable aging trends and changes in our customer payment terms. The following table summarizes our accounts receivable and related reserve balances as of September 30, 2003 and 2002:

	September 30,
	2003	2002
	(in thousands)
Gross accounts receivable	$146,996	$163,695
Allowance for doubtful accounts	(6,845)	(6,173)

Net accounts receivable	$140,151	$157,522

Accounts receivable reserves as a percentage of gross accounts receivable	4.7%	3.8%

If the financial condition of our customers were to deteriorate, additional allowances might be required, resulting in future operating expenses that are not included in the allowance for doubtful accounts. Concentration of credit risk with respect to trade receivables is not significant, except for a receivable from our largest distributor, Rand A Technology Corporation, which accounted for 3% and 9% of total receivables as of September 30, 2003 and 2002, respectively. We are currently involved in a lawsuit with Rand as described in Part I, Item 3, “Legal Proceedings.”

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

Restructuring Charges

We periodically record restructuring charges resulting from restructuring our operations (including consolidations and/or relocations of operations), changes in our strategic plan, or managerial responses to declines in demand, increasing costs, or other environmental factors. The determination of restructuring charges requires management judgment and may include costs related to employee benefits, such as costs of severance and termination benefits, and costs for future lease commitments on excess facilities, net of estimated future sublease income. In determining the amount of the facilities charge, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates will be reviewed and potentially revised quarterly based on known real estate market conditions and the credit worthiness of subtenants, and may result in revisions to established facility reserves. We have accrued $36.8 million as of September 30, 2003 related to excess facilities representing gross lease commitments, with agreements expiring at various dates through December 2009, of approximately $65.8 million, net of committed and estimated sublease income of approximately $29.0 million. We have entered into signed sublease arrangements for approximately $21.9 million, with the remaining $7.1 million based on future estimated sublease arrangements, including $3.6 million for space currently available for sublease. If our sublease assumptions prove to be inaccurate, we may need to make changes in these estimates that would affect our results of operations and potentially our financial condition.

Accounting Changes

Accounting policies, guidelines and interpretations related to our Critical Accounting Policies are generally subject to numerous sources of authoritative guidance and are often reexamined by accounting standards rule makers and regulators. These rule makers and/or regulators may promulgate interpretations, guidance or regulations that may result in changes to our accounting policies, which could result in a material impact on our financial position and results of operations.

Liquidity and Capital Resources

	September 30,
	2003	2002	2001
	(in thousands)
Cash and investments	$205,312	$210,414	$249,098
Cash provided (used) by operating activities	6,495	(22,614)	51,079
Cash provided (used) by investing activities	5,505	(21,398)	(46,737)
Cash provided (used) by financing activities	7,521	3,629	(107,476)

Cash disbursements for restructuring and other charges	(24,442)	(42,533)	(23,758)

Our operating activities, the proceeds from our issuance of stock under stock plans and existing cash and investments provided sufficient resources to fund our employee base, capital asset needs, stock repurchases, acquisitions and financing needs, in all years presented.

As of September 30, 2003, cash and investments totaled $205.3 million, down from $210.4 million at September 30, 2002. Our investments are generally liquid and investment grade. The portfolio is invested primarily in short- term securities to minimize interest rate risk and to ensure cash is available to meet requirements as needed. The decrease in cash and investments during 2003 consisted primarily of $25.9 million used for capital additions to property, equipment and intangible assets, partially offset by $7.5 million provided by net proceeds from the issuance of common stock and $6.5 million provided by operating activities.

Cash provided by operations was $6.5 million in 2003 compared to cash used for operations of $22.6 million in 2002 and $51.1 million of cash provided by operations in 2001. The higher cash provided by operations in 2003 as compared to 2002 was due primarily to the following:

•	net tax refunds totaling $53.3 million received in 2003 compared to $3.5 million received in 2002, and

•	reduced cash expenditures to fund restructuring initiatives of $24.4 million in 2003 compared to $42.5 million in 2002;

partially offset by:

•	pension contributions of $10.7 million in 2003 compared to $4.1 million in 2002, and

•	net losses before depreciation, amortization and other non-cash charges of $48.3 million in 2003 compared to $24.3 million in 2002.

In 2003, we also received approximately $14.2 million from the sale of accounts receivable on a non-recourse basis to a third party financing institution as a means of accelerating cash collections which is more cost-effective than offering prompt payment discounts.

The higher cash required for operations in 2002 compared to 2001 was due primarily to higher net operating losses of $78.5 million in 2002 compared to $5.8 million in 2001 and to higher cash disbursements to fund cost cutting measures (consisting primarily of headcount reductions) of $42.5 million in 2002 compared to $23.8 million in 2001. These were partially offset by favorable changes in operating assets and liabilities.

Cash and cash equivalents provided by investing activities was $5.5 million in 2003 compared to cash and cash equivalents used by investing activities of $21.4 million in 2002 and $46.7 million in 2001. The increase in cash provided by investing activities in 2003 compared to 2002 is due to lower capital expenditures in 2003 and higher net proceeds from sales and maturities of investments. The decrease in cash used to fund investing activities in 2002 compared to 2001 is due primarily to lower capital expenditures in 2002 and $10.2 million of proceeds from the sale of a business in 2002, partially offset by lower net proceeds from sales and maturities of investments. In 2003, 2002 and 2001, we acquired $25.9 million, $31.7 million and $64.4 million, respectively, of capital equipment and other intangible assets. Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements. The capital expenditures for 2001 included approximately $28.2 million for tenant improvements, furniture and fixtures related to our facility consolidation in Massachusetts.

Cash provided by financing activities was $7.5 million in 2003 and $3.6 million in 2002 compared to cash and cash equivalents used for financing activities of $107.5 million in 2001. The increase in 2003 compared to 2002 is due primarily to lower stock repurchases in 2003. The increase in 2002 compared to 2001 is due to lower stock repurchases in 2002, partially offset by lower proceeds from the issuance of common stock under employee stock plans. In 2003, 2002 and 2001, we used cash to repurchase $0.2 million, $5.0 million and $131.7 million, respectively, of our common stock. These expenditures were partially offset by proceeds of $7.7 million, $8.6 million and $24.2 million in 2003, 2002 and 2001, respectively, from the issuance of our common stock under our stock plans. Since 1998, and through September 30, 2003, we repurchased, at a cost of $366.8 million, a total of 31.2 million shares of the 40.0 million shares authorized by the Board of Directors to be repurchased under our repurchase program. In 2002, 13.5 million shares of treasury stock were retired and restored to the status of authorized but unissued shares. All shares of our common stock repurchased in the future, if any, shall automatically be restored to the status of authorized and unissued shares.

We believe that existing cash and cash equivalents, together with cash generated from operations and the issuance of common stock under our stock plans, will be sufficient to meet our working capital, financing and capital expenditure requirements through at least 2004. During 2004, we expect to incur cash disbursements estimated at $35 million to $40 million for restructuring charges incurred in 2003 and prior periods and additional estimated restructuring charges to be recorded in 2004. Capital expenditures for 2004 are currently anticipated to be lower than capital expenditures incurred during fiscal 2003. Our cash position could be adversely affected should operating losses continue.

Contractual Obligations

We lease office facilities and certain equipment under operating leases that expire at various dates through 2014, including an operating lease agreement related to our headquarters office in Needham, Massachusetts entered into in 2000, which expires in December 2012, subject to certain renewal rights. These leases qualify for operating lease accounting treatment and, as such, are not included on our balance sheet. At September 30, 2003, our contractual obligations, including future minimum lease payments, net of sublease income, under noncancellable operating leases, are as follows:

Contractual Obligations (in millions)	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$—	$—	$—	$—	$—
Operating leases (1)	216.5	43.8	61.6	45.8	65.3
Purchase obligations (2)	18.4	12.2	6.2	—	—
Pension liabilities (3)	51.4	4.3	8.5	8.5	30.1

Total	$286.3	$60.3	$76.3	$54.3	$95.4

(1)	The future minimum lease payments above include minimum future lease payments for excess facilities, net of estimated sublease income under existing sublease arrangements. See Notes B and G of “Notes to Consolidated Financial Statements.”
(2)	Purchase obligations represent minimum commitments due to third parties, including royalty contracts, research and development contracts, telecommunication contracts, IT maintenance contracts in support of internal use software and hardware and other marketing and consulting contracts. Contracts for which our commitment is variable based on volumes, with no fixed minimum quantities, and contracts that can be cancelled without payment penalties have been excluded.
(3)	The payment schedule is based on estimated funding for our U.S. and foreign pension plans. See Note L of “Notes to Consolidated Financial Statements” for further discussion.

As of September 30, 2003, we have letters of credit outstanding of approximately $7.5 million, primarily related to the lease of our headquarters in Needham, Massachusetts.

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

Other factors that may cause quarter-to-quarter revenue and earnings fluctuations or that may affect our ability to make quarter end shipments include the following:

•	our sales incentive structure is weighted more heavily toward the end of the fiscal year, and the rate of revenue growth for the first quarter historically has been lower and more difficult to predict than that for the fourth quarter of the immediately preceding fiscal year;

•	variability in the levels of professional service revenues and the mix of our license and service revenues;

•	declines in license sales may adversely affect the size of our installed base and our level of service revenue;

•	our increased utilization of third parties, such as resellers, systems integrators, and other strategic partners, as distribution and delivery mechanisms for our software products and related services, which may lessen the control we have over revenue and earnings during any particular quarter; and

•	the outsourcing of our software distribution operations to third party vendors may lesson our ability to undertake corrective measures or alternative operations in the event shipping systems or processes are interrupted or are hampered due to conditions beyond our or our vendor’s control at the end of any particular quarter.

In addition, the levels of quarterly or annual software or service revenue in general, or for particular geographic areas, may not be comparable to those achieved in previous periods.

General economic and political conditions may impact our results

Our revenue growth and profitability depends on the overall demand for software and related services. This demand can be adversely affected by unfavorable economic conditions, as customers reduce or defer spending on information technology improvements. We may be especially prone to this as a result of the relatively large license transactions we have historically relied upon. Accordingly, general economic and business conditions may affect our future operating results. If the recent unfavorable economic conditions continue, the economic slowdown has the potential to continue to materially and adversely affect us. A softening demand for software caused by a prolonged slowdown of the economy would result in decreased revenue or lower revenue growth rates.

Political/social events in recent years, including the outbreak of Severe Acute Respiratory Syndrome and concerns regarding terrorism, continue to put further pressure on economic conditions both domestically and internationally. The potential turmoil that may result from such events contributes to the uncertainty of the economic climate, further reducing predictability and our ability to develop and implement long-term strategic plans. In light of the foregoing, the impact of these or future similar conditions may have a materially adverse impact on our business, operating results, and financial position.

Moreover, the uncertain economic conditions have hampered our ability to make measured predictions as to our business, reducing our ability to develop and implement long-term business strategies and models.

We utilize third parties, such as resellers, systems integrators, and other strategic partners for the distribution and implementation of our software solutions, which makes it more difficult to manage the sales process

We have entered into relationships with groups of geographically dispersed resellers and systems integrators to promote, sell and implement our products, which can result in a reduction in our control over the sales process and the delivery of services to our customers. The successful utilization of third parties will depend on:

•	our ability to enter into agreements with appropriate third parties that can deliver our products in appropriate markets;

•	the third party’s ability to learn, promote and implement our products; and

•	our ability to efficiently manage our sales channels, by effectively coordinating and managing joint activities (including sales, marketing, implementation, support and customer service).

We may not be able to implement new initiatives successfully

Part of our success in the past has resulted from our ability to implement new initiatives. Our future operating results will continue to depend upon:

•	our successful implementation of a unified PLM product strategy, including the realignment of internal functions, the management of multiple development and distribution processes and effective mitigation of disruption that may result from organizational change;

•	our ability to deliver an integrated and comprehensive suite of solutions and to capitalize on existing synergies by offering a comprehensive product development system;

•	our ability to appropriately allocate and implement cost cutting measures, including transferring activities to lower cost regions, that increase profitability while maintaining adequate resources for effective and coordinated organizational performance;

•	the success of our sales coverage reorganization and optimization initiatives, including:

—	the effectiveness of our organizational sales model,

—	the ability of our sales representatives to learn and sell our products,

—	our ability to broaden and effectively utilize indirect distribution channels through alliances with resellers, systems integrators, and other strategic partners;

•	our ability to anticipate and meet evolving customer requirements for PLM solutions and successfully deliver products and services at an enterprise level;

•	our ability to develop rapidly implementable point solutions that adequately address specific business challenges;

•	our ability to identify and penetrate additional industry sectors that represent growth opportunities; and

•	our ability to execute on customer satisfaction initiatives and programs in order to retain our customer base and to develop customer references upon which we can expand that base.

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

We must continually modify and enhance our products to keep pace with changing technology, and we may experience delays in developing and debugging our software

We must continually modify and enhance our products to keep pace with changes in computer software, hardware and database technology, as well as emerging Internet standards. We must also continually expend efforts to review and fix errors (“bugs”) found in our current and upcoming software releases. Our ability to remain competitive will depend on our ability to:

•	enhance our current offerings and develop new products and services that keep pace with technological developments, and effectively undertake “debugging” efforts, through:

—	internal research and development and quality assurance programs,

—	acquisition of technology, and

—	strategic partnerships;

•	meet evolving customer requirements, especially ease-of-use;

•	provide adequate funding for development efforts in the face of a challenging economic climate; and

•	license appropriate technology from third parties for inclusion in our products.

Also, as is common in the computer software industry, we may from time to time experience delays in our product development and “debugging” efforts. Our performance could be hurt by significant delays in developing, completing or shipping new or enhanced products. Moreover, if significant bugs were found in our software products, we may be impacted by negative customer reaction and could experience delays in our new product development efforts, as development resources may need to be shifted toward our debugging efforts. Among other things, such delays could cause us to incorrectly predict the fiscal quarter in which we will realize revenue from the shipment of the new or enhanced products and give our competitors a greater opportunity to market competing products.

On December 17, 2003 we notified our customers of an important software issue that had recently been identified affecting numerous customers worldwide. Specifically, this software issue may cause certain inter-process communications between Pro/ENGINEER and related application modules to “time-out” prematurely on January 10, 2004. This isolated issue, which affects Pro/ENGINEER and related products, does not corrupt data but may impact productive utilization of the software unless addressed via a small downloadable patch or by implementing a new maintenance build of the release of the software before January 10, 2004. While we have already commenced distributing corrective software patches to customers, failure adequately to address this issue could result in negative customer and/or market reaction, which in turn could result in a material adverse impact on our financial condition or results of operations.

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

II.    Design Solutions Related Considerations

Increasing competition in the computer aided design marketplace may reduce our revenues

There are an increasing number of competitive design products. Some competitive products have reached a level of functionality whereby product differentiation is less likely, in and of itself, to dislodge incumbent design systems, given the training, data conversion, and other startup costs associated with system replacement. We recently have introduced the next major release of our design solutions, Pro/ENGINEER Wildfire, which focuses on PLM interoperability and ease-of-use. Although Pro/ENGINEER Wildfire and other initiatives are designed to address these competitive pressures, increased competition and further market acceptance of competitive products could have a negative effect on pricing and revenue for our products, which could have a material adverse affect on our results.

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

III.    Collaboration and Control Solutions and Overall PLM Related Considerations

We are attempting to capitalize on a market opportunity known as Product Lifecycle Management (PLM). It may be that our assumptions about this market opportunity are wrong, which could adversely affect our results

We have identified PLM as a new market opportunity for us, and have devoted significant resources toward capitalizing on that opportunity. Our collaboration and control (Windchill-based) solutions, together with our design solutions, allow us to offer a suite of PLM solutions and related services targeted at this market. This suite includes software and services that utilize Internet technologies to permit our customers’ employees, suppliers and customers to collaboratively develop, build, distribute and manage products throughout their entire lifecycle. Because the market for software products that allow companies to collaborate on product information on an enterprise-wide level is newly emerging and because companies have not traditionally linked customers and suppliers in this process directly, we cannot be certain as to the size of this market, whether it will grow, or whether companies will elect to utilize our products rather than attempt to develop applications internally, acquire them from other sources or to forego PLM initiatives altogether.

In addition, companies that have already invested substantial resources in other methods of sharing product information in the design-through-manufacture process may be reluctant to adopt a new approach that may replace, limit or compete with their existing systems or methods. We expect that we will continue to need to educate prospective customers about the uses and benefits of our products. Demand for and market acceptance of our products will be affected by the success of those efforts.

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

Our PLM point solutions strategy is developing

We are pursuing a strategy to provide a series of easily deployable PLM solutions that address specific business challenges that arise at points along the product lifecycle timeline. These PLM point solutions utilize our web-based Windchill architecture as well as components of our design solutions. By offering pre-configured, fully integrated applications that can be implemented quickly, our strategy is designed both to solve customers’ problems relating to costly, large scale implementation projects and to provide customers with the ability to deploy a product development system that meets their evolving requirements. If we are unable to provide these solutions or are unable to meet customer expectations, our overall revenue may be adversely affected.

Our PLM point solutions, as well as our utilization of third party service providers, may crowd out service revenue

Our introduction of PLM point solutions, which provide customers more autonomy over solving their problems, and our partnerships with third party service providers that provide implementation services directly to customers, may have an adverse affect on our service revenue. We believe that entering into these relationships and offering these solutions will best serve to expand the coverage of our PLM software solutions, generate additional license revenue and provide the necessary expertise for their implementation and support. If these assumptions prove to be inaccurate or if projected additional license revenue and/or broader market coverage does not materialize, our revenues may be adversely affected.

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

IV.    Other Considerations

Our stock price has been highly volatile; this may make it harder to resell your shares at the time and at a price that is favorable to you

Market prices for securities of software companies have generally been volatile. In particular, the market price of these stocks has been and may continue to be subject to significant fluctuations unrelated or disproportionate to the operating performance of these companies. The trading prices and valuations of these stocks, and of ours, may not be predictable. Negative changes in the public’s perception of the prospects of software companies, or of PTC, could depress our stock price regardless of our results.

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

We are currently defending two lawsuits in which we could be liable for damages

Nine class action lawsuits were filed by shareholders between February and April 2003 against us and certain of our current and former officers and directors in the U.S. District Court in Massachusetts claiming violations of the federal securities laws based on alleged misrepresentations regarding our reported financial results for the fiscal years 1999, 2000 and 2001. These actions seek unspecified damages. On May 20, 2003, the Court issued an order consolidating the cases, appointing lead plaintiff and appointing lead counsel. On September 15, 2003, an amended and consolidated complaint was filed. We have since prepared a motion to dismiss the consolidated action and, in accordance with the Court’s briefing schedule, have first submitted the motion to the lead plaintiff for its response. Following the lead plaintiff’s response to the motion we will prepare a reply brief, and all three documents shall be submitted to the Court simultaneously in late January 2004. We believe the claims are without merit, and we intend to defend them vigorously. We cannot predict the ultimate resolution of these actions at this time, and there can be no assurance that these actions will not have a material adverse impact on our financial condition or results of operations.

On May 30, 2003, a lawsuit was filed against us in the U.S. District Court in Massachusetts by Rand A Technology Corporation and Rand Technologies Limited (collectively “Rand”). Rand historically has been our largest distributor. In December 2002, we amended our distribution agreements with Rand covering certain territories to provide that Rand’s distribution rights under these agreements will expire on December 31, 2003 rather than on October 1, 2005. The complaint alleges various breaches of the distribution and reseller agreements between Rand and us and seeks equitable relief and substantial damages. After we filed a motion to dismiss portions of the complaint on July 14, 2003, Rand filed an amended complaint on October 31, 2003 re-asserting the same claims. On November 24, 2003, we filed our substantive response to Rand’s complaint and asserted counterclaims against Rand including, among other things, that Rand’s action in filing the lawsuit constituted a breach of the December 2002 amendment to Rand’s agreements, which established certain dispute resolution procedures and which discharged any and all claims arising prior to that date. We believe Rand’s claims are without merit and will contest them vigorously. We also intend diligently to prosecute our counterclaims. We cannot predict the ultimate resolution of this action at this time, and there can be no assurance that this action will not have a material adverse impact on our financial condition or results of operations.

ITEM 7A:    Quantitative and Qualitative Disclosures about Market Risk

We face exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.

Foreign currency exchange risk

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Our most significant foreign currency exposures relate to Western European countries that use the Euro as a common currency, and Japan. We enter into various hedging transactions to manage this risk. We do not hold foreign currency derivative financial instruments for trading or speculative purposes.

Our international revenues are generally transacted through our foreign subsidiaries and are typically denominated in their local currency. In addition, our international expenses that are incurred by our foreign subsidiaries are typically denominated in their local currency. Approximately 63%, 58%, and 56% of our total revenue was from sales to customers outside of North America in 2003, 2002 and 2001, respectively. Approximately 43%, 42% and 41% of our total expenses were incurred by our foreign subsidiaries in 2003, 2002, and 2001, respectively.

Our exposure to foreign currency exchange rate fluctuations arises in part from intercompany transactions, with most intercompany transactions occurring between a U.S. Dollar functional currency entity and a foreign currency denominated entity. Intercompany transactions are typically denominated in the local currency of the foreign subsidiary in order to centralize foreign currency risk. Also, both the parent company and our foreign subsidiaries may transact business with our customers and vendors in a currency other than their functional currency (“transaction risk”). In addition, we are exposed to foreign exchange rate fluctuations as the financial results and balances of our foreign subsidiaries are translated into U.S. dollars (“translation risk”). If revenues to customers outside of the United States continue to comprise a growing percentage of total revenues, our exposure to fluctuations in currency exchange rates could increase.

Our foreign currency risk management strategy is principally designed to mitigate the future potential financial impact of changes in the value of transactions denominated in foreign currency, resulting from changes in foreign currency exchange rates. Our foreign currency hedging program utilizes forward and option contracts to manage the foreign currency exposures that exist as part of our ongoing business operations. The contracts are primarily denominated in European currencies, and Japanese Yen, and have maturities of less than three months. We do not enter into or hold foreign currency derivatives for trading or speculative purposes.

Generally, we do not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized immediately in earnings. Because we enter into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Gains and losses on forward contracts and foreign denominated receivables and payables are included in other income (expense), net. As of September 30, 2003 and 2002, we had outstanding forward contracts with notional amounts equivalent to approximately $75.7 million and $121.0 million, respectively.

We periodically use foreign currency option contracts to hedge specific forecasted net cash flow transactions that are derived from anticipated international revenue. Foreign currency option contracts are designated as cash flow hedges for accounting purposes, and changes in the fair value of the option contract are deferred in accumulated other comprehensive income and reclassified into earnings when the underlying forecasted transaction impacts earnings. As of September 30, 2003 and 2002, there were no foreign currency option contracts outstanding.

Cash and cash equivalents

As of September 30, 2003, cash equivalents are invested in highly liquid investments with maturities of three months or less. We invest our cash with highly rated financial institutions in North America, Europe and Asia/Pacific and in diversified domestic and international money market mutual funds. At September 30, 2003, we had $77.7 million, $71.4 million, $47.2 million and $9.0 million of cash and cash equivalents in the United States, Europe, Japan and other foreign countries, principally in Asia/Pacific, respectively. Given the short maturities and investment grade quality of the portfolio holdings at September 30, 2003, a hypothetical 10% change in interest rates would not materially affect the fair value of our cash and cash equivalents.

Our invested cash is subject to interest rate and foreign currency risk. In a declining interest rate environment, we would experience a decrease in interest income. The opposite holds true in a rising interest rate environment. Since January 1, 2001, the United States Federal Reserve Board, European Central Bank and Bank of England have significantly decreased certain benchmark interest rates, which has led to a general decline in market interest rates. This decline in market interest rates has resulted in a significant decrease in our interest income. Our interest income will continue to fluctuate based on changes in market interest rates and levels of cash available for investment. During 2003, our consolidated cash balances were impacted favorably by strengthening of foreign currencies relative to the U.S. Dollar, particularly with respect to the Euro and the Japanese Yen. Our consolidated cash position will continue to be impacted by changes in foreign currency exchange rates.

ITEM 8:    Financial Statements and Supplementary Data

The consolidated financial statements and notes to the consolidated financial statements are attached as APPENDIX A below.

ITEM 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A:    Controls and Procedures

(a)    Evaluation of disclosure controls and procedures.    Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)), have concluded that as of September 30, 2003, our disclosure controls and procedures were adequate and designed to ensure that the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

(b)    Changes in internal controls.    During the most recent fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10:    Directors and Executive Officers of the Registrant

Information with respect to our directors and executive officers, including the qualifications of certain members of the Audit Committee of our Board of Directors, may be found in the sections captioned “Proposal: Elect Two Directors,” “Who Are Our Directors,” “The Committees of the Board,” “Certain Relationships and Transactions” and “Section 16(a) Beneficial Ownership & Reporting Compliance” appearing in our 2004 Proxy Statement. Such information is incorporated herein by reference.

Our executive officers are:

Name	Age	Position
C. Richard Harrison	48	Chief Executive Officer and President
Barry F. Cohen	59	Executive Vice President, Strategic Services and Partners
Paul J. Cunningham	41	Executive Vice President, Worldwide Sales
Anthony DiBona	48	Executive Vice President, Maintenance
James E. Heppelmann	39	Executive Vice President and Chief Product Officer
Cornelius F. Moses	45	Executive Vice President, Chief Financial Officer and Treasurer
Aaron C. von Staats	38	Senior Vice President, General Counsel and Clerk

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

Mr. Cunningham has been Executive Vice President, Worldwide Sales since October 2002. Prior to that, Mr. Cunningham served as Executive Vice President, Americas Sales from July 2000 to September 2002, and from October 1998 to June 2000 he was Executive Vice President, Primary Sales. Mr. Cunningham was Senior Vice President, European Sales from April 1997 to October 1998.

Mr. DiBona has been Executive Vice President, Maintenance since April 2003. Prior to that, Mr. DiBona led the PTC Global Business Partner Group from April 2000 to April 2003. Mr. DiBona joined PTC in August 1998 as Executive Vice President, PTC Major Account Sales. Prior to joining PTC, Mr. DiBona worked at Data General Corporation, a computer hardware manufacturer, for nine years where he held various positions including the management of the U.S. sales organization.

Mr. Heppelmann was named Executive Vice President and Chief Product Officer in February 2003 after being our Executive Vice President, Software Solutions and Chief Technology Officer since June 2001. Prior to that, Mr. Heppelmann was Executive Vice President, General Manager Windchill Solutions from November 2000 to June 2001. He had served as Executive Vice President and General Manager of Windchill Netmarkets from July 2000 to November 2000 and Senior Vice President of Windchill from January 1998 to July 2000.

Mr. Moses has been our Executive Vice President, Chief Financial Officer and Treasurer since June 2003. Prior to joining us, Mr. Moses was Executive Vice President and Chief Financial Officer of Axcelis Technologies, Inc., a semiconductor equipment manufacturer, from October 2000 to June 2003. Prior to that, Mr. Moses was Senior Vice President, Chief Financial Officer of Bradlees, Inc., a discount retail chain, from 1996.

Mr. von Staats has been Senior Vice President, General Counsel and Clerk since February 2003. Previously, he served as Vice President, North American Counsel from December 1, 2001 through January 2002 and prior to that served as Regional Corporate Counsel, North America from June 1998 through November 2001. Mr. von Staats joined PTC in 1997.

We have adopted the PTC Code of Business Conduct and Ethics, a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, and Controller, as well as others. A copy of the PTC Code of Business Conduct and Ethics is filed with this report; it also is publicly available on our website at www.ptc.com. If we make any substantive amendments to the PTC Code of Business Conduct and Ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer or Controller, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

ITEM 11:    Executive Compensation

Information with respect to executive compensation may be found under the headings captioned “How We Compensate Our Directors” and “Information About Executive Compensation” appearing in our 2004 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership may be found under the heading captioned “Information About PTC Common Stock Ownership” appearing in our 2004 Proxy Statement. Such information is incorporated herein by reference.

Information with respect to our equity compensation plans as of September 30, 2003 may be found under the heading captioned “Equity Compensation Plans” appearing in our 2004 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13:    Certain Relationships and Related Transactions

Information with respect to this item may be found under the heading “Information About Certain Insider Relationships” appearing in our 2004 Proxy Statement. Such information is incorporated herein by reference.

ITEM 14:    Principal Accountant Fees and Services

Information with respect to this item may be found under the heading “Information About Our Auditors” appearing in our 2004 Proxy Statement. Such information is incorporated herein by reference.

PART IV

ITEM 15:    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents Filed as Part of Form 10-K

1.	Financial Statements
	—	Consolidated Balance Sheets as of September 30, 2003 and 2002
	—	Consolidated Statements of Operations for the years ended September 30, 2003, 2002 and 2001
	—	Consolidated Statements of Cash Flows for the years ended September 30, 2003, 2002 and 2001
	—	Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2003, 2002 and 2001
	—	Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2003, 2002 and 2001
	—	Notes to Consolidated Financial Statements
	—	Report of Independent Auditors

2.	Financial Statement Schedules
	—	Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3.	Exhibits
	—	As part of this Annual Report on Form 10-K, we hereby file and incorporate by reference the Exhibits listed in the Exhibit Index preceding such Exhibits.

(b) Reports on Form 8-K

Report Date	Description of Matters Disclosed in Form 8-K
July 2, 2003 *	Form 8-K furnishing to the SEC, under Item 12, our press release issued on July 2, 2003 announcing preliminary results for the fiscal quarter ended June 28, 2003.

July 16, 2003 *	Form 8-K furnishing to the SEC, under Item 12, our press release issued on July 16, 2003 announcing results for the fiscal quarter ended June 28, 2003.

*	The inclusion in this Annual Report on Form 10-K of the descriptions of the above Form 8-Ks, by which we furnished certain press releases to the SEC, is for informational purposes only. Accordingly, such press releases shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section.

(c) Exhibits

As part of this Annual Report on Form 10-K, we hereby file the Exhibits listed in the attached Exhibit Index.

(d) Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of December, 2003.

PARAMETRIC TECHNOLOGY CORPORATION

By	/s/ C. Richard Harrison
C. Richard Harrison Chief Executive Officer and President

POWER OF ATTORNEY

We, the undersigned officers and directors of Parametric Technology Corporation, hereby severally constitute Cornelius F. Moses, III and Aaron C. von Staats, Esq., and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below any and all subsequent amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below, on the 23rd day of December, 2003.

Signature	Title

(i) Principal Executive Officer:

/s/ C. Richard Harrison C. Richard Harrison	Chief Executive Officer and President

(ii) Principal Financial and Accounting Officer:

/s/ Cornelius F. Moses, III Cornelius F. Moses, III	Executive Vice President and Chief Financial Officer

(iii) Board of Directors:

/s/ Noel G. Posternak Noel G. Posternak	Chairman of the Board of Directors

/s/ C. Richard Harrison C. Richard Harrison	Director

/s/ Robert N. Goldman Robert N. Goldman	Director

/s/ Donald K. Grierson Donald K. Grierson	Director

/s/ Oscar B. Marx, III Oscar B. Marx, III	Director

/s/ Michael E. Porter Michael E. Porter	Director

EXHIBIT INDEX

Exhibit Number

3.1(a)	—	Restated Articles of Organization of Parametric Technology Corporation adopted February 4, 1993 (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1996 (File No. 0-18059) and incorporated herein by reference).

3.1(b)	—	Articles of Amendment to Restated Articles of Organization adopted February 9, 1996 (filed as Exhibit 4.1(b) to our Registration Statement on Form S-8 (Registration No. 333-01297) and incorporated herein by reference).

3.1(c)	—	Articles of Amendment to Restated Articles of Organization adopted February 13, 1997 (filed as Exhibit 4.1(b) to our Registration Statement on Form S-8 (Registration No. 333-22169) and incorporated herein by reference).

3.1(d)	—	Articles of Amendment to Restated Articles of Organization adopted February 10, 2000 (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000 and incorporated herein by reference).

3.1(e)	—	Certificate of Vote of Directors establishing Series A Junior Participating Preferred Stock (filed as Exhibit 3.1(e) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 and incorporated herein by reference).

3.2	—	By-Laws, as amended and restated, of Parametric Technology Corporation (filed as Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 and incorporated herein by reference).

4.1	—	Rights Agreement effective as of January 5, 2001 between Parametric Technology Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 and incorporated herein by reference).

10.1*	—	Parametric Technology Corporation 2000 Equity Incentive Plan (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000 and incorporated herein by reference).

10.2*	—	Parametric Technology Corporation 1997 Incentive Stock Option Plan (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 1997 (File No. 0-18059) and incorporated herein by reference).

10.3*	—	Amendment to Parametric Technology Corporation 1997 Incentive Stock Option Plan (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 and incorporated herein by reference).

10.4	—	Parametric Technology Corporation 1997 Nonstatutory Stock Option Plan (filed as Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002 and incorporated herein by reference).

10.5*	—	Parametric Technology Corporation 1987 Incentive Stock Option Plan, as amended (filed as Exhibit 10.2 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1999 and incorporated herein by reference).

10.6*	—	Parametric Technology Corporation 1992 Director Stock Option Plan, as amended (filed as Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (File No. 0-18059) and incorporated herein by reference).

10.7*	—	Parametric Technology Corporation 1996 Directors Stock Option Plan, as amended (filed as Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1999 and incorporated herein by reference).

Exhibit Number

10.8*	—	Computervision Corporation 1992 Stock Option Plan as amended September 15, 1994, April 18, 1995 and December 5, 1996 (filed as Exhibit 10.3 to the Annual Report on Form 10-K of Computervision Corporation for the fiscal year ended December 31, 1996 (File No. 1-7760/0-20290) and incorporated herein by reference).

10.9*	—	Executive Agreement with C. Richard Harrison, Chief Executive Officer, dated January 21, 2003 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002 and incorporated herein by reference).

10.10*	—	Form of Executive Agreement with certain Executive Officers, together with schedule identifying each executive officer. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2003 and incorporated herein by reference).

10.11*	—	Consulting Agreement with Michael E. Porter dated November 17, 1995 (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1997 (File No. 0-18059) and incorporated herein by reference).

10.12*	—	Amendment #1 to Consulting Agreement with Michael E. Porter dated May 15, 1997 (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1997 (File No. 0-18059) and incorporated herein by reference).

10.13*	—	Amendment #2 to Consulting Agreement with Michael E. Porter dated January 6, 1998 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 1998 and incorporated herein by reference).

10.14*	—	Amendment #3 to Consulting Agreement with Michael E. Porter dated July 20, 1998 (filed as Exhibit 10.24 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).

10.15*	—	Amendment #4 to the Consulting Agreement with Michael E. Porter dated February 11, 1999 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 1999 and incorporated herein by reference).

10.16*	—	Amendment #5 to the Consulting Agreement with Michael E. Porter dated February 10, 2000 (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000 and incorporated herein by reference).

10.17*	—	Amendment #6 to the Consulting Agreement with Michael E. Porter dated September 14, 2000 (filed as Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2001 and incorporated herein by reference).

10.18*	—	Amendment #7 to the Consulting Agreement with Michael E. Porter dated May 16, 2001 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001 and incorporated herein by reference).

10.19*	—	Restated Amendment #8 to the Consulting Agreement with Michael E. Porter dated December 31, 2002 (filed as Exhibit 10.22 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002 and incorporated herein by reference).

10.20	—	Lease dated December 14, 1999 by and between PTC and Boston Properties Limited Partnership (filed as Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 and incorporated herein by reference).

Exhibit Number

10.21	—	Amended and Restated Lease Agreement dated as of January 1, 1995 between United Trust Fund Limited Partnership and (filed as Exhibit 10.20 to the Annual Report on Form 10-K of Computervision Corporation for the fiscal year ended December 31, 1995 (File No. 0-18059) and incorporated herein by reference).

14.1	—	The PTC Code of Business Conduct and Ethics (filed herewith).

21.1	—	Subsidiaries of Parametric Technology Corporation (filed herewith).

23.1	—	Consent of PricewaterhouseCoopers LLP (filed herewith).

31.1	—	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a).

31.2	—	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a).

32**	—	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

*	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of PTC participates.
**	Indicates that the exhibit is being furnished with this report and is not filed as a part of it.

APPENDIX A

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,
	2003	2002
A S S E T S
Current assets:
Cash and cash equivalents	$205,312	$178,825
Short-term investments	—	27,905
Accounts receivable, net of allowance for doubtful accounts of $6,845 and $6,173	140,151	157,522
Prepaid expenses	29,616	29,726
Other current assets (Note A)	40,136	53,137
Deferred tax assets	871	—
Prepaid income taxes	—	52,470

Total current assets	416,086	499,585
Marketable investments	—	3,684
Property and equipment, net	73,563	86,535
Goodwill	37,404	36,885
Other intangible assets, net	14,447	19,346
Other assets	36,190	28,924

Total assets	$577,690	$674,959

L I A B I L I T I E S A N D S T O C K H O L D E R S ’ E Q U I T Y
Current liabilities:
Accounts payable	$20,569	$23,834
Accrued expenses	48,296	44,953
Accrued compensation and severance	55,620	49,194
Deferred tax liabilities	—	413
Deferred revenue	173,015	197,303

Total current liabilities	297,500	315,697

Other liabilities (Notes B and L)	83,477	69,105
Deferred tax liabilities	1,555	229

Commitments and contingencies (Note G)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 266,383 and 262,584 shares issued and outstanding, respectively	2,664	2,626
Additional paid-in capital	1,652,303	1,644,198
Accumulated deficit	(1,421,963)	(1,323,517)
Accumulated other comprehensive loss	(37,846)	(33,379)

Total stockholders’ equity	195,158	289,928

Total liabilities and stockholders’ equity	$577,690	$674,959

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended September 30,
	2003	2002	2001
Revenue:
License	$205,301	$242,906	$381,882
Service	466,639	499,051	555,667

Total revenue	671,940	741,957	937,549

Costs and expenses:
Cost of license revenue	10,990	16,714	15,734
Cost of service revenue	207,496	200,244	248,680
Sales and marketing	298,479	333,249	380,902
Research and development	128,425	136,073	148,942
General and administrative	69,418	67,256	68,553
Amortization of goodwill and other intangible assets	5,861	35,757	37,942
Restructuring and other charges (Note B)	30,896	31,150	42,568

Total costs and expenses	751,565	820,443	943,321

Operating loss	(79,625)	(78,486)	(5,772)
Interest income	3,260	4,075	10,049
Other expense, net	(5,671)	(7,602)	(7,554)
Gain on sale of a business (Note B)	—	8,688	—
Write-down of investments (Note B)	(393)	(1,014)	(10,354)

Loss before income taxes	(82,429)	(74,339)	(13,631)
Provision for (benefit from) income taxes	15,851	19,282	(3,493)

Net loss	$(98,280)	$(93,621)	$(10,138)

Loss per share (Note A):
Basic	$(0.37)	$(0.36)	$(0.04)
Diluted	$(0.37)	$(0.36)	$(0.04)

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended September 30,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(98,280)	$(93,621)	$(10,138)
Adjustments to reconcile net loss to net cash flows provided (used) by operating activities:
Non-cash portion of restructuring and other charges	1,469	—	4,049
Stock-based compensation	456	220	236
Write-down of investments	393	1,014	10,354
Depreciation and amortization	41,637	72,405	76,135
Deferred income taxes	42	54,174	(15,784)
Provision for loss on accounts receivable	5,079	4,331	2,930
Gain on sale of business	—	(8,688)	—
Changes in operating assets and liabilities, net of effects of acquisitions and divestiture:
Accounts receivable	24,904	23,591	(4,570)
Accounts payable and accrued expenses	(8,388)	(19,074)	15,552
Accrued compensation and severance	4,394	(16,185)	14,723
Deferred revenue	(36,657)	(18,842)	(21,681)
Income taxes payable and receivable	59,238	(32,337)	(1,919)
Other current assets and prepaid expenses	17,289	(3,650)	(10,583)
Other noncurrent assets and liabilities	(5,081)	14,048	(8,225)

Net cash provided (used) by operating activities	6,495	(22,614)	51,079

Cash flows from investing activities:
Additions to property and equipment	(20,824)	(29,666)	(61,388)
Additions to other intangible assets	(5,108)	(2,007)	(2,982)
Net proceeds from sale of business	—	10,200	—
Purchases of investments	(17,119)	(40,220)	(38,048)
Proceeds from sales and maturities of investments	48,556	40,295	55,681

Net cash provided (used) by investing activities	5,505	(21,398)	(46,737)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,688	8,627	24,232
Purchases of treasury stock	(167)	(4,998)	(131,708)

Net cash provided (used) by financing activities	7,521	3,629	(107,476)

Effect of exchange rate changes on cash and cash equivalents	6,966	1,839	(5,369)

Net increase (decrease) in cash and cash equivalents	26,487	(38,544)	(108,503)
Cash and cash equivalents, beginning of year	178,825	217,369	325,872

Cash and cash equivalents, end of year	$205,312	$178,825	$217,369

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Year ended September 30,
	2003	2002	2001
Common stock
Balance—beginning of year	$2,626	$2,761	$2,761
Issued for employee stock purchase and option plans	39	—	—
Retirement of treasury stock	(1)	(135)	—

Balance—end of year	2,664	2,626	2,761

Additional paid-in capital
Balance—beginning of year	1,644,198	1,643,626	1,641,513
Issued for employee stock purchase and option plans	7,649	—	—
Tax benefit related to stock option plans	—	352	1,877
Compensation expense from restricted stock and stock option grants	456	220	236

Balance—end of year	1,652,303	1,644,198	1,643,626

Treasury stock
Balance—beginning of year	—	(173,504)	(66,647)
Repurchased	—	(4,998)	(131,708)
Issued for employee stock purchase and option plans	(167)	28,125	24,851
Retirement of treasury stock	167	150,377	—

Balance—end of year	—	—	(173,504)

Accumulated deficit
Balance—beginning of year	(1,323,517)	(1,060,154)	(1,049,590)
Net loss	(98,280)	(93,621)	(10,138)
Treasury shares issued for employee stock purchase and option plans	—	(19,500)	(426)
Retirement of treasury stock	(166)	(150,242)	—

Balance—end of year	(1,421,963)	(1,323,517)	(1,060,154)

Accumulated other comprehensive loss
Balance—beginning of year	(33,379)	(27,637)	(12,268)
Foreign currency translation adjustment	813	2,042	(3,989)
Unrealized gain (loss) on investments	111	(65)	170
Minimum pension liability adjustment	(5,391)	(7,719)	(11,550)

Balance—end of year	(37,846)	(33,379)	(27,637)

Total stockholders’ equity	$195,158	$289,928	$385,092

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year ended September 30,
	2003	2002	2001
Comprehensive loss:
Net loss	$(98,280)	$(93,621)	$(10,138)

Other comprehensive income (loss), net of tax provision (benefit):
Foreign currency translation adjustment, net of tax of $0, $0, ($2,147)	813	2,042	(3,989)
Unrealized gain (loss) on investment securities and derivatives, net of tax of $0, $0, $92	111	(65)	170
Minimum pension liability adjustment, net of tax of $0, $0, ($4,631)	(5,391)	(7,719)	(11,550)

Other comprehensive income (loss)	(4,467)	(5,742)	(15,369)

Comprehensive loss	$(102,747)	$(99,363)	$(25,507)

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    Summary of Significant Accounting Policies

Business

Parametric Technology Corporation (PTC), founded in 1985 and headquartered in Needham, MA, develops, markets and supports product lifecycle management (PLM) software solutions that help manufacturers improve the competitiveness of their products and product development processes. Our solutions, which include a suite of mechanical computer-aided design tools (our design solutions) and a range of web-based collaboration technologies (our collaboration and control solutions), enable manufacturing companies to create virtual computer-based products (digital products), collaborate on designs within the enterprise and throughout the extended supply chain, and control the digital product information throughout the product lifecycle. This results in streamlined engineering processes, improved product quality, optimized product information management and reduced cost and time-to-market cycles. Our PLM software solutions are complemented by the strength and experience of our services organization, as well as third-party systems resellers, integrators, and other strategic partners, who provide training, consulting, ancillary product offerings, implementation and support to customers worldwide. We operate in a single industry segment—computer software and related services.

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

Foreign Currency Translation

For our foreign operations where the functional currency is the local currency, we translate assets and liabilities at rates in effect at the balance sheet date and record translation adjustments in stockholders’ equity. As of September 30, 2003 and 2002, a cumulative translation adjustment gain of $2.9 million and $2.1 million, respectively, is included in the accumulated other comprehensive income (loss) component of stockholders’ equity. For our foreign operations where the U.S. dollar is the functional currency, we remeasure monetary assets and liabilities using exchange rates in effect at the balance sheet date and nonmonetary assets and liabilities at historical rates and record resulting exchange gains or losses in other expense in the statement of operations. We translate income statement amounts at average rates for the period. Transaction gains and losses are recorded in other expense in the statement of operations.

Revenue Recognition

We derive revenues from three primary sources: (1) software licenses, (2) maintenance services and (3) other services, which include consulting and education services. Revenue by type for 2003, 2002 and 2001 is as follows:

	Year ended September 30,
	2003	2002	2001
	(in thousands)
License revenue	$205,301	$242,906	$381,882
Maintenance services revenue	309,091	329,542	351,409
Other services revenue	157,548	169,509	204,258

Total revenue	$671,940	$741,957	$937,549

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

While we apply the guidance of Statement of Position (SOP) No. 97-2, Software Revenue Recognition, and Statement of Position No. 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, both issued by the American Institute of Certified Public Accountants, as well as SEC Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements, we exercise judgment and use estimates in connection with the determination of the amounts of software license and services revenues to be recognized in each accounting period.

For software license arrangements that do not require significant modification or customization of the underlying software, we recognize revenue when: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred (generally, FOB shipping point or electronic distribution), (3) the fee is deemed fixed or determinable, and (4) collection is probable. Substantially all of our license revenues are recognized in this manner.

Our software is distributed primarily through our direct sales force. However, our indirect distribution channel continues to expand through alliances with resellers. Revenue arrangements with resellers are recognized on a sell-through basis; that is, when we receive persuasive evidence that the reseller has sold the products to an end-user customer. We do not offer contractual rights of return, stock balancing, or price protection to our resellers, and actual product returns from them have been insignificant to date. As a result, we do not maintain reserves for product returns and related allowances.

At the time of each sale transaction, we must make an assessment of the collectibility of the amount due from the customer. Revenue is only recognized at that time if management deems that collection is probable. In making this assessment, we consider customer credit-worthiness and historical payment experience. At that same time, we assess whether fees are fixed or determinable and free of contingencies or significant uncertainties. If the fee is not fixed or determinable, revenue is recognized only as payments become due from the customer, provided that all other revenue recognition criteria are met. In assessing whether the fee is fixed or determinable, we consider the payment terms of the transaction and our collection experience in similar transactions without making concessions, among other factors. Our software license arrangements generally do not include customer acceptance provisions. However, if an arrangement includes an acceptance provision, we record revenue only upon the earlier of (1) receipt of a written acceptance or (2) expiration of the acceptance period.

Our software arrangements often include implementation and consulting services that are sold separately under consulting engagement contracts or as part of the software license arrangement. When we determine that such services are not essential to the functionality of the licensed software and qualify as “service transactions” under SOP 97-2, we record revenue separately for the license and service elements of these arrangements. Generally, we consider that a service is not essential to the functionality of the software when the services may be provided by independent third parties experienced in providing such consulting and implementation in coordination with dedicated customer personnel. If an arrangement does not qualify for separate accounting of the license and service elements, then license revenue is recognized together with the consulting services using either the percentage-of-completion or completed-contract method of contract accounting. Contract accounting is also applied to any software arrangements that include customer-specific acceptance criteria or where the license payment is tied to the performance of consulting services. Under the percentage-of-completion method, we estimate the stage of completion of contracts with fixed or “not to exceed” fees based on hours or costs incurred to date as compared with estimated total project hours or costs at completion. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized upon completion of the contract. When total cost estimates exceed revenues, we accrue for the estimated losses immediately. The use of the percentage-of-completion method of accounting requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in salaries and other costs. When adjustments in estimated

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contract costs are determined, such revisions may have the effect of adjusting in the current period the earnings applicable to performance in prior periods.

We generally use the residual method to recognize revenues from arrangements that include one or more elements to be delivered at a future date, when evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements (e.g., maintenance, consulting and education services) based on vendor-specific objective evidence (VSOE) is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements (i.e., software license). If evidence of the fair value of one or more of the undelivered services does not exist, all revenues are deferred and recognized when delivery of all of those services has occurred or when fair values can be established. We determine VSOE of the fair value of services revenues based upon our recent pricing for those services when sold separately. VSOE of the fair value of maintenance services may also be determined based on a substantive maintenance renewal clause, if any, within a customer contract. Our current pricing practices are influenced primarily by product type, purchase volume, maintenance term and customer location. We review services revenues sold separately and maintenance renewal rates on a periodic basis and update, when appropriate, our VSOE of fair value for such services to ensure that it reflects our recent pricing experience.

Significant incremental discounts offered in multiple-element arrangements that would be characterized as separate elements are infrequent and are allocated to software license revenues under the residual method. In limited circumstances, where a customer receives a subscription-based license, license revenue is recognized ratably over the term of the arrangement. In limited circumstances, where the right to use the software license is contingent upon current payments of maintenance, fees for software and maintenance are recognized ratably over the initial maintenance term.

Maintenance services generally include rights to unspecified upgrades (when and if available), telephone and internet-based support, updates and bug fixes. Maintenance revenue is recognized ratably over the term of the maintenance contract on a straight-line basis. It is uncommon for us to offer a specified upgrade to an existing product; however, in such instances, all revenue of the arrangement is deferred until the future upgrade is delivered.

When consulting qualifies for separate accounting, consulting revenues under time and materials billing arrangements are recognized as the services are performed. Consulting revenues under fixed-priced contracts are generally recognized using the percentage-of-completion method. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. Reimbursements of out-of-pocket expenditures incurred in connection with providing consulting services are included in services revenue, with the offsetting expense recorded in cost of services revenue.

Education services include on-site training, classroom training, and computer-based training and assessment. Education revenues are recognized as the related training services are provided.

Deferred Revenue

Deferred revenue primarily relates to software maintenance agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and, if not yet paid, the related amount is included in other current assets. The maintenance-related amount included in other current assets at September 30, 2003 and 2002 was $37.0 and $46.1 million, respectively.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash, Cash Equivalents, Marketable Investments and Non-marketable Securities

Our cash equivalents, short-term investments, and marketable investments are invested in debt instruments of financial institutions, government entities and corporations and in mutual funds. We have established guidelines relative to credit ratings, diversification and maturities that are intended to maintain safety and liquidity. Our cash equivalents include highly liquid investments with maturity periods of three months or less when purchased. Our short-term investments include those investments with maturities in excess of three months but less than one year. Our marketable investments are those with maturities in excess of one year but less than two years. Our cash equivalents and short-term and marketable investments are classified as available for sale and reported at fair value, with unrealized gains and losses included in the accumulated other comprehensive income (loss) component of stockholders’ equity and amortization or accretion of premium or discount included in interest income. Our portfolio of investments at September 30, 2003 consists only of cash and cash equivalents.

Investments in non-marketable securities, which include a limited number of strategic minority equity investments, were $0.8 million and $1.0 million as of September 30, 2003 and 2002, respectively, and are included in other long-term assets in the accompanying consolidated balance sheets. These investments are periodically evaluated for impairment based on market conditions, the industry sectors in which the investment entity operates, the viability and prospects of each entity, and the continued strategic importance of the investment to us. A write-down of the related investment is recorded when an impairment is considered other than temporary.

Concentration of Credit Risk and Fair Value of Financial Instruments

The amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short maturities. Financial instruments that potentially subject us to concentration of credit risk consist primarily of investments, trade receivables and derivatives. Our cash, cash equivalents, investments and derivatives are placed with financial institutions with high credit standings. Our credit risk for derivatives is also mitigated due to the short-term nature of the contracts. Our customer base consists of large numbers of geographically diverse customers dispersed across many industries. Concentration of credit risk with respect to trade receivables is not significant except for a receivable from our largest distributor, which accounted for 3% and 9% of total receivables as of September 30, 2003 and 2002, respectively.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts on trade accounts receivables was $6.8 million, $6.2 million and $5.6 million as of September 30, 2003, 2002 and 2001, respectively. Uncollectible trade accounts receivable written-off, net of recoveries, were $4.4 million, $3.8 million and $3.6 million for 2003, 2002 and 2001, respectively.

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

Derivatives

We apply SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in other contracts, and for hedging activities. All derivatives, whether designated in a hedging relationship or not, are required to be recorded on the balance sheet at fair value. SFAS 133 also requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met, and that the company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The effectiveness of the derivative as a hedging instrument is based on changes in its market value being highly correlated with changes in the market value of the underlying hedged item.

Derivatives are financial instruments whose value is derived from one or more underlying financial instruments, such as foreign currency. We enter into derivative transactions, specifically foreign currency forward contracts and foreign currency option contracts, to manage our exposure to fluctuations in foreign exchange rates. The contracts are primarily in European currencies and Japanese Yen and typically have maturities of less than three months. Any derivative we enter into is designated at inception as a hedge of risks associated with specific assets, liabilities or future commitments and is monitored to determine if it remains an effective hedge. We do not enter into or hold derivatives for trading or speculative purposes.

We routinely use forward contracts to hedge specific foreign currency-denominated receivables. These contracts, with maturities of less than three months, require us to exchange foreign currencies for U.S. dollars at maturity at rates agreed to at inception of the contracts. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of each accounting period with unrealized gains and losses recorded in the statement of operations. As of September 30, 2003 and 2002, we had outstanding forward contracts with notional amounts equivalent to approximately $75.7 million and $121.0 million, respectively. Net realized and unrealized gains and losses associated with exchange rate fluctuations on forward contracts and the underlying foreign currency exposure being hedged were immaterial for all periods presented.

We periodically use foreign currency option contracts, with maturities of less than one year, to hedge specific forecasted net cash flow transactions that are derived from anticipated international revenue. These hedges are designated as effective cash flow hedging instruments under SFAS 133. The premiums to purchase option contracts are capitalized in other assets and recorded in other expense in the period in which the forecasted transaction occurs. The effective portion of the changes in the fair value of the option contracts are recorded in other comprehensive income (loss), and subsequently recognized in license and service revenue in the period in which the forecasted transactions occur. As of September 30, 2003 and 2002, there were no foreign currency option contracts outstanding.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Computer hardware and software are typically amortized over three to five years, and furniture and fixtures over three to eight years. Leasehold improvements are amortized over the shorter of their useful lives or the remaining terms of the related leases. Property and equipment under capital leases are amortized over the lesser of the lease terms or their estimated useful lives. Maintenance and repairs are charged to expense when incurred; additions and improvements are capitalized. When an item is sold or retired, the cost and related accumulated depreciation is relieved, and the resulting gain or loss, if any, is recognized in income.

Computer Software Costs

We incur costs to develop computer software to be licensed or otherwise marketed to customers. Research and development costs are expensed as incurred, except for costs of internally developed or externally purchased software that qualify for capitalization. Software development costs incurred subsequent to the establishment of

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

technological feasibility, but prior to the general release of the product, are capitalized and, upon general release, are amortized using the straight-line method over the expected life of the related products. The straight-line method generally results in approximately the same amount of expense as that calculated using the ratio that current period gross product revenues bear to total anticipated gross product revenues. Computer software costs capitalized in 2003, 2002 and 2001 totaled $4.1 million, $2.0 million and $3.0 million, respectively.

Goodwill, Other Intangible Assets and Long-lived Assets

Goodwill is the amount by which the cost of acquired net assets in a business acquisition exceeded the fair values of net identifiable assets on the date of our purchase. All goodwill is attributable to our software products operating segment.

Prior to October 1, 2002, we amortized goodwill over five to seven years and amortized other intangible assets, such as assembled workforces, customer lists, purchased software and capitalized software, over three to five years. Trademarks, which are also included in other intangible assets, were amortized over seven years. Effective October 1, 2002 with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, we no longer amortize intangible assets with indefinite useful lives including goodwill, assembled workforce and trademarks. Instead, these assets are evaluated for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Factors we consider important which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period and a reduction of our market capitalization relative to net book value. To conduct these tests of goodwill and indefinite-lived intangible assets, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. We estimate the fair values of our reporting units using discounted cash flow valuation models.

Long-lived assets primarily include property and equipment and intangible assets with finite lives (purchased software, capitalized software and customer lists). In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis.

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expenses incurred were $5.9 million, $8.5 million and $2.3 million in 2003, 2002 and 2001, respectively.

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

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tax assets will be recovered from future taxable income and, to the extent we believe that it is more likely than not that all or a portion of deferred tax assets will not be realized, we establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we include an expense within the tax provision in the statement of operations.

Earnings Per Share (EPS)

Basic EPS is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options using the treasury stock method. The following table presents the calculation for both basic and diluted EPS:

	Year ended September 30,
	2003	2002	2001
	(in thousands, except per share)
Net loss	$(98,280)	$(93,621)	$(10,138)

Weighted average shares outstanding	264,149	260,901	264,441
Dilutive effect of employee stock options	—	—	—

Diluted shares outstanding	264,149	260,901	264,441

Basic loss per share	$(0.37)	$(0.36)	$(0.04)
Diluted loss per share	$(0.37)	$(0.36)	$(0.04)

Due to the net losses generated in 2003, 2002 and 2001, the effect of outstanding stock options for the purchase of 70.9 million, 69.8 million and 60.0 million shares for 2003, 2002 and 2001, respectively, was excluded from the computation of diluted EPS as the effect would have been anti-dilutive. Of those amounts, stock options to purchase 67.4 million, 58.3 million and 41.2 million shares for 2003, 2002 and 2001, respectively, had exercise prices per share that were greater than the average market price of our common stock for those periods.

Stock-Based Compensation

We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB No. 25, no compensation cost is recognized when the option price is equal to the market price of the underlying stock on the date of grant. Compensation expense for restricted stock granted under our employee stock plans is determined based on the difference between the fair market value of the stock at the date of grant and the exercise price, and is recognized ratably over the vesting period. An alternative method of accounting is SFAS No. 123, Accounting for Stock-Based Compensation. Under SFAS No. 123, employee stock options are valued at the grant date using an option pricing model, and compensation cost is recognized ratably over the vesting period.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, issued by the Financial Accounting Standards Board in December 2002, amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. As permitted by APB No. 25, we generally have not recognized compensation expense in connection with stock option grants to employees, directors and officers under our plans. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to all stock-based awards to employees.

	September 30,
	2003	2002	2001
	(in thousands, except per share amounts)
Net loss, as reported	$(98,280)	$(93,621)	$(10,138)
Stock-based employee compensation cost included in reported net loss, net of a tax benefit of $0, $0 and $0, respectively	456	220	236
Stock-based employee compensation expense determined under fair value based method, net of a tax benefit of $0, $0 and $34,970, respectively	(51,699)	(101,064)	(86,740)

Pro forma net loss	$(149,523)	$(194,465)	$(96,642)

Net loss per share:
Reported net loss per share	$(0.37)	$(0.36)	$(0.04)
Pro forma net loss per share	$(0.57)	$(0.75)	$(0.37)

The illustrative disclosures above include the amortization of the fair value of options over their vesting schedules. The pro forma net loss for 2003 and 2002 includes an income tax valuation allowance fully offsetting any income tax benefit related to the stock-based employee compensation expense for those periods. The effects indicated above of applying SFAS No. 123 are not necessarily representative of the effects on similar illustrative disclosures in future years.

The fair value of options and employee stock purchase plan shares granted has been estimated at the date of grant using the Black-Scholes option-pricing model assuming the following weighted-average assumptions:

	September 30,
	2003	2002	2001
Expected life for options (years)	4.0	6.0	6.0
Risk-free interest rates for options	2.9%	4.9%	5.0%
Expected life for employee stock purchase plan shares (months)	6.0	6.0	6.0
Risk-free interest rates for employee stock purchase plan shares	3.2%	2.3%	4.6%
Volatility	75%	75%	75%
Dividend yield	—	—	—

The weighted average fair value of employee stock options granted was $1.60 in 2003, $3.25 in 2002 and $5.86 in 2001. The weighted average fair value of shares granted under the stock purchase plan was $0.98 in 2003, $2.93 in 2002 and $4.56 in 2001.

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

New Accounting Pronouncements

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. Variable interest entities have been commonly referred to as special-purpose entities or off-balance sheet structures. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns, or both. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003. It applies in the first interim period ending after March 15, 2004 to pre-existing entities. The adoption of SFAS No. 46 is not expected to have a material effect on our financial position or results of operations.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments be classified as a liability in the balance sheet, that, under previous guidance, could have been accounted for as equity. For public companies, the statement is effective immediately for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on our financial position or results of operations.

Amendment of Statement 133 on Derivative Instruments and Hedging Activities

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative (as defined in SFAS No. 133), clarifies when a derivative contains a financing component, amends definitions to conform to language used in FIN No. 45 and amends certain other existing pronouncements to ensure consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on our financial position or results of operations.

Accounting for Costs Associated with Exit or Disposal Activities

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF Issue No. 94-3, an entity recognizes a liability for an exit cost on the date that the entity commits itself to an exit plan. In SFAS No. 146, an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on our consolidated financial position or results of operations.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B.    Restructuring and Other Charges, Gain on Sale of a Business and Write-down of Investments

Restructuring and Other Charges

In 2003, we began implementing additional cost reduction programs designed to significantly reduce our operating cost structure and, as a result, we recorded restructuring charges of $17.9 million for severance and termination benefits related to 361 employees terminated during 2003. We also recorded charges of $11.6 million related to excess facilities and $1.4 million of other costs, primarily related to the write-off of acquired technology. The increases in the liability for excess facilities relate primarily to revised estimates of gross lease commitments in excess of sublease income for leases assumed in our 1998 acquisition of Computervision Corporation and consolidating existing leased facilities.

In 2002, we recorded restructuring and other charges of $31.2 million primarily associated with a reduction in workforce and for excess facilities. The restructuring charges were comprised of $17.3 million for severance and termination benefits related to approximately 310 employees who were notified or terminated during 2002 and $13.9 million related to excess facilities. The excess facilities charge was primarily comprised of an increase to Computervision lease liabilities for existing excess facilities, needed as a result of changing real estate market conditions and related actions taken by several subtenants.

In 2001, we recorded restructuring charges of $42.6 million primarily associated with a reduction in workforce to reduce our cost structure and improve profitability and a write-down of assets related to a focus shift in our content aggregation business. The restructuring charges were comprised of $25.7 million for severance and termination benefits of approximately 720 employees who were notified or terminated during 2001, $9.9 million for excess facilities, and $7.0 million primarily for a write-down of assets and costs incurred related to a focus shift in certain products. Of the $42.6 million of restructuring charges, $4.0 million was non-cash related.

The following table summarizes restructuring and other charges reserve activity for the three years ended September 30, 2003:

	Employee Severance and Related Benefits	Facility Closures and Other Costs	Total
	(in thousands)
Balance, September 30, 2000	$6,760	$27,826	$34,586
Charges to operations	25,652	16,916	42,568
Cash disbursements	(14,035)	(9,723)	(23,758)
Non-cash utilization	—	(4,049)	(4,049)

Balance, September 30, 2001	18,377	30,970	49,347
Charges to operations	17,295	13,855	31,150
Cash disbursements	(33,017)	(9,516)	(42,533)

Balance, September 30, 2002	2,655	35,309	37,964
Charges to operations	17,855	13,041	30,896
Cash disbursements	(15,667)	(8,775)	(24,442)
Non-cash utilization	—	(1,469)	(1,469)

Balance, September 30, 2003	$4,843	$38,106	$42,949

The accrual for facility closures and related costs is included in accrued expenses and other liabilities in the consolidated balance sheet, and the accrual for employee severance and related benefits is included in accrued compensation and severance. As of September 30, 2003, of the $42.9 million remaining in accrued restructuring charges, $16.0 million was included in current liabilities and $26.9 million was included in other long-term liabilities, principally for facility costs to be paid out through 2010.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gain on Sale of a Business

In 2002, we completed the sale of our ICEM® surfacing business for $10.2 million in cash, resulting in a pre-tax gain of $8.7 million.

Write-down of Investments

We periodically review equity investments for impairment based on market conditions, the industry sectors in which the investment entity operates, the viability and prospects of each entity, and the continued strategic importance of the investment to us. A write-down of the related investment is recorded when an impairment is considered other than temporary. In 2003, 2002 and 2001, we recorded write-downs on several equity investments of $0.4 million, $1.0 million and $10.4 million, respectively, to reflect other-than-temporary declines in valuation. At September 30, 2003 and 2002, equity investments included in other long-term assets were $0.8 million and $1.0 million, respectively.

C.    Investments

The fair values of our investments have been determined through information obtained from market sources and management estimates. We use a specific identification cost method to determine the gross realized gains and losses on the sale of our securities. Realized gains and losses on the sale of investments were immaterial for 2003, 2002 and 2001. Our portfolio of investments at September 30, 2003 consists only of cash and cash equivalents. The table below shows investments held at September 30, 2002 and does not include equity investments included in other long-term assets.

	September 30, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Corporate bonds	$6,069	$45	$—	$6,114
Municipal debt securities	854	10	—	864
Mutual funds	19,758	—	—	19,758
Government agencies	34,478	134	—	34,612

Total investments	$61,159	$189	$—	$61,348

Amounts included in:
Cash and cash equivalents	$29,757	$2	$—	$29,759
Short-term investments	27,768	137	—	27,905
Marketable investments	3,634	50	—	3,684

Total investments	$61,159	$189	$—	$61,348

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

D.    Property and Equipment

Property and equipment consisted of the following:

	September 30,
	2003	2002
	(in thousands)
Computer hardware and software	$179,192	$162,330
Furniture and fixtures	20,442	20,045
Leasehold improvements	36,069	35,076

Gross property and equipment	235,703	217,451
Accumulated depreciation and amortization	(162,140)	(130,916)

Net property and equipment	$73,563	$86,535

Depreciation expense was $33.5 million, $34.0 million and $35.6 million in 2003, 2002 and 2001, respectively. Capital leases as of September 30, 2003 or 2002 were not material.

E.    Goodwill and Other Intangible Assets

On October 1, 2002, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we stopped amortizing goodwill and adopted a new policy for measuring goodwill and indefinite-lived intangible assets for impairment. We currently operate within a single industry segment—computer software and related services. Within this single industry segment, we have two reporting segments: our software products operating segment and services operating segment (see Note M, Segment Information). All of our goodwill and other intangible assets are associated with our software products operating segment. Under our new policy, goodwill and other intangible assets are tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting segment below its carrying value. We completed our initial impairment review as of October 1, 2002 and our annual impairment review as of June 28, 2003. We have concluded that no impairment charge was required as of either date. We plan to conduct our annual impairment test as of the end of the third quarter of each year.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following goodwill and other intangible assets are included in the accompanying consolidated balance sheets:

	September 30, 2003			September 30, 2002
	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill and intangible assets with indefinite lives (not amortized):
Goodwill	$140,310	$102,906	$37,404	$138,377	$101,492	$36,885
Trademarks	9,925	5,939	3,986	9,767	5,847	3,920

Sub-total	150,235	108,845	41,390	148,144	107,339	40,805

Intangible assets with finite lives (amortized):
Purchased software	28,482	24,482	4,000	28,274	20,249	8,025
Capitalized software	21,354	15,636	5,718	17,245	12,396	4,849
Customer lists	8,631	7,946	685	8,475	6,086	2,389
Other	316	258	58	316	153	163

Sub-total	58,783	48,322	10,461	54,310	38,884	15,426

Total goodwill and other intangible assets	$209,018	$157,167	$51,851	$202,454	$146,223	$56,231

The change in the carrying amounts of goodwill and trademarks from September 30, 2002 to September 30, 2003 is due to foreign currency translation adjustments related to those asset balances that are recorded in non-U.S. currencies.

The aggregate amortization expense for intangible assets recorded for 2003, 2002 and 2001 was $9.1 million, $39.4 million and $40.2 million, respectively. Of those amounts, $5.9 million, $35.8 million and $37.9 million, respectively, was recorded as amortization of other intangible assets and $3.2 million, $3.6 million and $2.3 million, respectively, was recorded as cost of license revenue. The estimated aggregate future amortization expense for intangible assets with finite lives remaining as of September 30, 2003 is $7.7 million for 2004, $1.3 million for 2005, $1.3 million for 2006 and $0.2 million for 2007.

The following table sets forth the net income (loss) for 2003, 2002 and 2001, as adjusted to exclude amortization expense related to goodwill and other intangible assets that are no longer being amortized:

	September 30,
	2003	2002	2001
	(in thousands)
Reported net loss	$(98,280)	$(93,621)	$(10,138)
Goodwill amortization, net of tax	—	26,799	24,782
Trademark amortization, net of tax	—	1,305	1,225

Adjusted net income (loss)	$(98,280)	$(65,517)	$15,869

Basic net income (loss) per share	$(0.37)	$(0.25)	$0.06
Diluted net income (loss) per share	$(0.37)	$(0.25)	$0.06

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

F.    Income Taxes

Our income (loss) before taxes consisted of the following:

	September 30,
	2003	2002	2001
	(in thousands)
Domestic	$(92,349)	$(101,489)	$(34,358)
Foreign	9,920	27,150	20,727

Total	$(82,429)	$(74,339)	$(13,631)

Our provision for (benefit from) income taxes consisted of the following:

	September 30,
	2003	2002	2001
	(in thousands)
Current:
Federal	$—	$(35,425)	$(8,064)
State	500	(8,988)	2,546
Foreign	15,309	9,521	17,809

	15,809	(34,892)	12,291

Deferred:
Federal	—	48,750	(13,523)
State	—	5,172	(1,951)
Foreign	42	252	(310)

	42	54,174	(15,784)

Total provision for (benefit from) income taxes	$15,851	$19,282	$(3,493)

The reconciliation between the statutory federal income tax rate and our effective income tax rate is shown below:

	September 30,
	2003	2002	2001
Statutory federal income tax benefit	(35)%	(35)%	(35)%
State income taxes, net of federal tax benefit	1	(4)	3
Tax exempt interest income	—	—	(6)
Valuation allowance	42	65	67
Acquisition-related charges	1	13	74
Investment in foreign subsidiaries	—	—	(129)
Sale of business	—	(9)	—
Foreign rate differences	7	(1)	3
Other, net	3	(3)	(3)

Effective income tax rate	19%	26%	(26)%

We received net refunds of approximately $53.3 million and $3.5 million in 2003 and 2002, respectively, and we paid $6.9 million in 2001 for income taxes.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The significant temporary differences that created deferred tax assets and liabilities are shown below:

	September 30,
	2003	2002
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$94,955	$62,797
Restructuring reserves not currently deductible	17,007	14,828
Other reserves not currently deductible	6,239	7,216
Minimum pension liability	13,168	13,168
Foreign tax credits	7,605	7,605
Amortization of intangible assets	9,188	8,690
Depreciation	2,373	2,253
Other	1,628	873

Gross deferred tax assets	152,163	117,430
Valuation allowance	(131,499)	(96,287)

Total deferred tax assets	20,664	21,143

Deferred tax liabilities:
Investment in foreign subsidiaries	(7,776)	(7,776)
Pension	(9,644)	(9,632)
Other	(3,928)	(4,377)

Total deferred tax liabilities	(21,348)	(21,785)

Net deferred tax liabilities	$(684)	$(642)

As a result of operating losses incurred in recent years and uncertainty as to the extent and timing of profitability in future periods, we concluded that it is more likely than not that the net deferred tax assets will not be realized and, accordingly, we increased our deferred tax valuation allowance for our remaining net deferred tax assets in 2003 and 2002. In 2003, the valuation allowance was increased by $34.7 million to reserve for deferred tax assets primarily related to additional net operating loss carryforwards. The net change in the valuation allowance of $27.8 million in 2002 was due to increases in the valuation allowance of $48.0 million through the provision for income taxes and $2.0 million related to other comprehensive loss, partially offset by a $7.0 million reduction in the valuation allowance for foreign NOLs realized during the period and a $15.3 million reduction in the valuation allowance for write-offs of fully reserved deferred tax assets.

In March 2002, “The Job Creation and Worker Assistance Act of 2002” was enacted, which allowed for the carryback of U.S. federal tax NOLs for an additional three years to 1997. Due primarily to the enactment of this tax law change during 2002, prepaid income taxes totaled $52.5 million at September 30, 2002 and, as a result, $53.3 million was received as tax refunds in 2003. At September 30, 2003, accrued income taxes of $5.9 million includes expected refunds of U.S. federal income taxes and related interest of approximately $23 million.

For U.S. tax return purposes, net operating losses (NOLs) and tax credits are generally available to be carried forward to future years. However, the Internal Revenue Code limits a corporation’s use of NOLs and tax credits after a change of more than 50% of the ownership of the corporation. Our merger with Computervision in January 1998 changed its ownership more than 50%. This change limits our usage of the Computervision NOLs

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to $14.3 million per year and $286.0 million cumulatively through 2017, plus any built-in gains that existed at the time of the ownership change. There are other limitations imposed on the utilization of such NOLs that could further restrict the recognition of such tax benefits. We also have foreign NOLs that are also subject to various limitations.

The cumulative amount of undistributed earnings of our subsidiaries, which is intended to be permanently reinvested and for which U.S. income taxes have not been provided, totaled approximately $59.2 million as of September 30, 2003.

G.    Commitments and Contingencies

Leasing Arrangements

We lease office facilities and certain equipment under operating leases expiring at various dates through 2014. Certain leases require us to pay for taxes, insurance, maintenance and other operating expenses in addition to rent. Lease expense, net of sublease income, was $39.5 million in 2003, $49.1 million in 2002 and $56.9 million in 2001. At September 30, 2003, our future minimum lease payments net of sublease income under noncancellable operating leases are as follows:

September 30, 2003
(in thousands)
2004	$43,798
2005	34,949
2006	26,718
2007	23,848
2008	21,932
Thereafter	65,264

Total minimum lease payments	$216,509

As a result of restructuring and cost saving initiatives in current and prior years, certain leased facilities are excess. As of September 30, 2003, we had $36.8 million reserved for facility obligations in excess of sublease income. Our total future rental income under current sublease arrangements for excess facilities is $21.9 million. The future minimum lease payments above include minimum future lease payments for excess facilities, net of estimated sublease income under existing sublease arrangements.

In December 1999, we sold land and certain improvements under construction for $30.8 million and entered into an operating lease covering approximately 381,000 square feet of office space in Needham, MA. The lease expires in December 2012, subject to certain renewal rights. As of September 30, 2003 and 2002, we have letters of credit outstanding of approximately $7.5 million, of which $0.4 million is collateralized, and $9.2 million, of which $0.4 million is collateralized, respectively, primarily related to the lease of this facility.

Legal Proceedings

Nine class action lawsuits were filed by shareholders between February and April 2003 against us and certain of our current and former officers and directors in the U.S. District Court in Massachusetts claiming violations of the federal securities laws based on alleged misrepresentations regarding our reported financial results for the fiscal years 1999, 2000 and 2001. These actions seek unspecified damages. On May 20, 2003, the Court issued an order consolidating the cases, appointing lead plaintiff and appointing lead counsel. On September 15, 2003, an amended and consolidated complaint was filed. We have since prepared a motion to dismiss the consolidated action and, in accordance with the Court’s briefing schedule, have first submitted the motion to the lead plaintiff for its response. Following the lead plaintiff’s response to the motion we will prepare a reply brief, and all three

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

documents shall be submitted to the Court simultaneously in late January 2004. We believe the claims are without merit, and we intend to defend them vigorously. We cannot predict the ultimate resolution of these actions at this time, and there can be no assurance that these actions will not have a material adverse impact on our financial condition or results of operations.

On May 30, 2003, a lawsuit was filed against us in the U.S. District Court in Massachusetts by Rand A Technology Corporation and Rand Technologies Limited (collectively “Rand”). Rand historically has been our largest distributor. In December 2002, we amended our distribution agreements with Rand covering certain territories to provide that Rand’s distribution rights under these agreements will expire on December 31, 2003 rather than on October 1, 2005. The complaint alleges various breaches of the distribution and reseller agreements between Rand and us and seeks equitable relief and substantial damages. After we filed a motion to dismiss portions of the complaint on July 14, 2003, Rand filed an amended complaint on October 31, 2003 re-asserting the same claims. On November 24, 2003, we filed our substantive response to Rand’s complaint and asserted counterclaims against Rand including, among other things, that Rand’s action in filing the lawsuit constituted a breach of the December 2002 amendment to Rand’s agreements, which established certain dispute resolution procedures and which discharged any and all claims arising prior to that date. We believe Rand’s claims are without merit and will contest them vigorously. We also intend diligently to prosecute our counterclaims. We cannot predict the ultimate resolution of this action at this time, and there can be no assurance that this action will not have a material adverse impact on our financial condition or results of operations.

We also are subject to various legal proceedings and claims that arise in the ordinary course of business. We currently believe that resolving these other matters will not have a material adverse impact on our financial condition or results of operations.

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

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

H.    Stockholders’ Equity

Preferred Stock

We may issue up to 5.0 million shares of our preferred stock in one or more series. Our Board of Directors is authorized to fix the rights and terms for any series of preferred stock without additional shareholder approval. In November 2000, our Board of Directors authorized and designated 500,000 shares of preferred stock as Series A Junior Participating Preferred Stock for issuance pursuant to our Shareholder Rights Plan discussed below in Note I. As of September 30, 2003 and 2002, there were no outstanding shares of preferred stock.

Common Stock

Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Shares of common stock outstanding are shown below:

	September 30,
	2003	2002	2001
	(in thousands)
Beginning balance	262,584	260,538	269,597
Common stock issued	3,851	—	—
Treasury shares repurchased	(52)	(596)	(11,811)
Treasury shares issued	—	2,642	2,752

Ending balance	266,383	262,584	260,538

Our Board of Directors has authorized us to repurchase up to 40.0 million shares. Through September 30, 2003, we had repurchased 31.2 million shares at a cost of $366.8 million. The repurchased shares were available to be used for stock option exercises, employee stock purchase plans and potential acquisitions. In 2002, all remaining shares of treasury stock, 13.5 million, were retired and restored to the status of authorized but unissued shares. Beginning in 2003 and continuing into the future, all shares of our common stock repurchased are automatically restored to the status of authorized and unissued.

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

J.    Stock Plans

Employee Stock Purchase Plans

We offer an employee stock purchase plan for all eligible employees. Under the current plan, which qualifies as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code, shares of our common stock can be purchased at 85% of the lower of the fair market value of the stock on the first or the last day of each six-month offering period. Employee purchases in any year are limited to the lesser of $25,000 worth of stock, determined by the fair market value of the common stock at the time the offering begins, or 15% of his or her base pay. The shareholders have approved that 10.0 million shares of common stock be reserved for issuance under the plan. During fiscal 2003, 2002 and 2001, employees purchased 3.7 million, 2.1 million and 1.2 million shares at average prices of $1.98, $3.76 and $8.30, respectively.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Plans

We have stock option plans for employees, directors, officers and consultants that provide for issuance of nonqualified and incentive stock options. The option exercise price is typically the fair market value at the date of grant. These options generally vest over four years and expire ten years from the date of grant. As of September 30, 2003, 20.2 million shares were available for grant and 69.0 million shares were reserved for stock options granted and outstanding.

	September 30,
	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(shares in thousands)
Outstanding:
Beginning balance	74,485	$11.12	66,169	$13.16	60,619	$14.30
Granted	8,775	2.79	18,456	4.69	15,173	8.75
Cancelled	(14,138)	10.45	(10,008)	12.70	(8,047)	14.34
Exercised	(159)	2.40	(132)	4.41	(1,576)	9.19

Ending balance	68,963	$10.22	74,485	$11.12	66,169	$13.16

Exercisable	43,413	$13.06	41,355	$14.02	32,701	$14.89

Certain employees have disposed of stock acquired through the employee stock purchase plan and the exercise of incentive stock options earlier than the mandatory holding period required for certain tax treatment. These dispositions, together with the tax benefits realized from the exercise of nonqualified stock options, create tax benefits that were recorded as increases to additional paid-in capital in 2002 and 2001. In 2003, the tax benefit was not recorded due to the uncertainty of its realization.

For various price ranges, information for options outstanding and exercisable at September 30, 2003 was as follows:

	Outstanding Options			Exercisable Options
	Shares (in thousands)	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
$ 0.09- 3.40	15,827	8.89	$2.90	2,811	$3.08
3.58- 8.30	14,852	7.99	6.04	5,614	6.49
8.33-12.44	13,786	5.51	10.50	12,063	10.38
12.50-15.56	13,031	5.09	14.10	12,595	14.13
15.69-63.89	11,464	4.58	20.99	10,327	21.16
72.55	3	2.61	72.55	3	72.55

$ 0.09-72.55	68,963	6.59	$10.22	43,413	$13.06

Valuation of Stock Plans

We generally have not recognized compensation expense in connection with stock option grants to employees, directors and officers under our plans. We have recognized compensation expense of $0.5 million in 2003, $0.2 million in 2002 and $0.2 million in 2001 in connection with a restricted stock grant to an executive officer of the

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

company in May 2002, as prescribed by APB No. 25 and its interpretations, and stock option grants to consultants as prescribed by EITF 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration Other Than Employee Services under FASB Statement No. 123. The impact on net loss and net loss per share, had compensation expense for employee stock option and stock purchase plans been determined based on fair value at the grant dates as prescribed by SFAS No. 123 is disclosed in Note A.

K.    Employee Benefit Plan

We offer a savings plan (PTC plan) to eligible employees. The plan is intended to qualify under Section 401(k) of the Internal Revenue Code. Participating employees may defer up to 15% of their pre-tax compensation, as defined, but not more than statutory limits. We contribute 50% of the amount contributed by the employee, up to a maximum of 10% of the employee’s earnings. Our matching contributions vest at a rate of 25% per year of service. We made matching contributions of $5.2 million, $5.4 million and $5.5 million in 2003, 2002 and 2001, respectively.

L.    Pension Plans

We maintain a defined benefit pension plan covering certain employees of Computervision. Benefits are based upon length of service and average compensation and generally vest after five years of service. Accrued pension costs have been included in other liabilities.

U.S. Pension Plan

Effective April 1, 1990, the benefits under the U.S. pension plan were frozen indefinitely. We contribute all amounts deemed necessary on an actuarial basis to satisfy Internal Revenue Service funding requirements. Based upon the actuarial valuations and, in 2003, additional voluntary contributions, we contributed $10.7 million in 2003, $4.1 million in 2002 and $1.4 million in 2001. The minimum pension liability increased $2.8 million in 2003 and $7.7 million in 2002 due primarily to a change in the discount rate actuarial assumption to 6.00% in 2003 from 6.75% in 2002 and 7.0% in 2001 and the investment underperformance of plan assets during 2002 and 2001. Plan assets consist primarily of mutual fund investments.

Foreign Pension Plans

The accrued international pension cost was actuarially computed using assumptions applicable to each subsidiary plan and economic environment. We adjusted our minimum pension liability related to our foreign plans due to the changes in actuarial assumptions and performance of plan investments, as shown below. Plan assets consist primarily of investments in local government securities and insurance company investments.

The following table presents the actuarial assumptions used in accounting for the pension plans:

	U.S. Plan			Foreign Plans
	2003	2002	2001	2003	2002	2001
Discount rate	6.00%	6.75%	7.00%	5.5%	5.8%	6.0%
Rate of increase in future compensation	—	—	—	—	—	3.25%
Rate of return on plan assets	7.50%	7.50%	7.50%	4.7%	4.7%	5.0%

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The actuarially computed components of net periodic pension cost are shown below:

	U.S. Plan			Foreign Plans
	2003	2002	2001	2003	2002	2001
	(in thousands)
Interest cost of projected benefit obligation	$4,267	$4,065	$3,778	$2,171	$1,963	$1,907
Expected return on plan assets	(3,501)	(3,030)	(3,487)	(1,267)	(1,173)	(1,318)
Amortization of prior service cost	—	—	—	17	15	15
Recognized actuarial loss	1,199	1,917	897	293	311	36

Net periodic pension cost	$1,965	$2,952	$1,188	$1,214	$1,116	$640

The following tables display the change in benefit obligation, plan assets and funded status:

	U.S. Plan		Foreign Plans
	2003	2002	2003	2002
	(in thousands)
Benefit obligation - beginning of year	$63,705	$57,666	$36,743	$32,726
Interest cost	4,267	4,065	2,171	1,963
Actuarial loss	8,436	3,525	2,159	85
Foreign exchange impact	—	—	3,126	2,093
Benefits paid	(1,725)	(1,551)	(3,342)	(124)

Benefit obligation - end of year	$74,683	$63,705	$40,857	$36,743

Plan assets at fair value - beginning of year	$39,096	$39,659	$25,953	$23,544
Actual return on plan assets	7,927	(3,069)	1,127	954
Employer contributions	10,670	4,057	—	—
Foreign exchange impact	—	—	1,640	1,456
Benefits paid	(1,725)	(1,551)	(3,193)	(1)

Plan assets at fair value - end of year	55,968	39,096	25,527	25,953
Benefit obligation - end of year	74,683	63,705	40,857	36,743

Funded status	(18,715)	(24,609)	(15,330)	(10,790)
Unrecognized actuarial loss	42,144	39,332	7,624	5,330
Unrecognized prior service cost	—	—	256	257

Net prepaid (accrued) benefit cost	$23,429	$14,723	$(7,450)	$(5,203)

The following table shows the amounts recognized in the balance sheet:

	U.S. Plan		Foreign Plans		Total
	2003	2002	2003	2002	2003	2002
	(in thousands)
Accrued benefit liability	$(18,715)	$(24,609)	$(16,928)	$(12,103)	$(35,643)	$(36,712)
Intangible asset	—	—	256	257	256	257
Minimum pension liability	42,144	39,332	9,222	6,643	51,366	45,975

Net prepaid (accrued) benefit cost	$23,429	$14,723	$(7,450)	$(5,203)	$15,979	$9,520

Our 2003 and 2002 consolidated balance sheets include the minimum pension liability of $51.4 million and $46.0 million, respectively, in other long-term liabilities and the net prepaid benefit cost of $16.0 million and $9.5 million, respectively, in prepaid expenses and other noncurrent assets.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

M.    Segment Information

We operate within a single industry segment—computer software and related services. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is our executive officers. We have two operating segments: (1) software products, which include license and maintenance revenue (including new releases and technical support); and (2) services, which include consulting, implementation and education revenue. For external reporting purposes (as shown in our consolidated statements of operations), maintenance revenue is included in Service Revenue. We do not allocate certain sales, marketing or administrative expenses to our operating segments, as these activities are managed separately. Within our software products operating segment, we have two software product categories: (1) our computer aided design, manufacturing and engineering software (design solutions), including our flagship Pro/ENGINEER® design software, which provides engineering solutions to our customers, and (2) our web-based collaboration technologies (collaboration and control solutions), including our Windchill® software, which provide collaborative information management solutions to our customers.

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

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The revenue and operating income (loss) attributable to these operating segments are summarized as follows:

	September 30,
	2003	2002	2001
	(in thousands)
Revenue:
Software products:
Design solutions	$422,199	$478,931	$606,327
Collaboration and control solutions	92,193	93,517	126,964

Total software products revenue	514,392	572,448	733,291

Services:
Design solutions	76,252	85,951	113,926
Collaboration and control solutions	81,296	83,558	90,332

Total services revenue	157,548	169,509	204,258

Total revenue:
Design solutions	498,451	564,882	720,253
Collaboration and control solutions	173,489	177,075	217,296

Total revenue	$671,940	$741,957	$937,549

Operating income (loss): (1) (2)
Software products	$308,424	$336,375	$452,225
Services	1,678	10,526	7,631
Distribution expenses (3)	(312,346)	(343,495)	(394,736)
Unallocated expenses (4)	(77,381)	(81,892)	(70,892)

Total operating loss	$(79,625)	$(78,486)	$(5,772)

(1)	The operating income (loss) reported does not represent the total operating results for each operating segment as it does not contain an allocation of sales, marketing, corporate and general administrative expenses incurred in support of the operating segments.
(2)	We recorded restructuring and other charges of $30.9 million in 2003, $31.2 million in 2002 and $42.6 million in 2001. In 2003, 2002 and 2001, software products included $6.6 million, $2.2 million and $24.1 million, respectively; services included $2.5 million, $4.1 million and $2.2 million, respectively; distribution expenses included $13.9 million, $10.2 million and $13.8 million; and unallocated expenses included $7.9 million, $14.6 million and $2.3 million, respectively, of the restructuring and other charges recorded in those respective periods. The unallocated expenses in 2003 and 2002 include $6.4 million and $12.6 million, respectively, related to an increase in reserves on excess facilities. See Note B.
(3)	Distribution expenses represent all sales and marketing expenses including the related portion of restructuring and other charges.
(4)	Unallocated expenses represent all corporate and general and administrative expenses including the related portion of restructuring and other charges.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Data for the geographic regions in which we operate is presented below:

	September 30,
	2003	2002	2001
	(in thousands)
Revenue:
North America	$249,371	$310,659	$412,607
Europe	239,800	245,859	307,235
Asia/Pacific	182,769	185,439	217,707

Total revenue	$671,940	$741,957	$937,549

Long-lived assets:
North America	$121,173	$131,160	$162,013
Europe	26,541	25,720	38,498
Asia/Pacific	13,067	13,834	18,013

Total long-lived assets	$160,781	$170,714	$218,524

Our foreign revenue is presented based on the location of our customer. We license products to customers worldwide. Our sales and marketing operations outside the United States are conducted principally through our foreign sales subsidiaries throughout Europe and the Asia/Pacific region. Intercompany sales and transfers between geographic areas are accounted for at prices that are designed to be representative of unaffiliated party transactions. Total exports were $68.6 million, $73.0 million and $61.7 million in 2003, 2002 and 2001, respectively.

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Parametric Technology Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows, stockholders’ equity and comprehensive income (loss) present fairly, in all material respects, the financial position of Parametric Technology Corporation and its subsidiaries at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note E to the consolidated financial statements, on October 1, 2002, the Company changed its method of accounting for goodwill and certain other intangible assets upon adoption of Statement of Financial Accounting Standards No. 142.

/s/    PricewaterhouseCoopers LLP

Boston, Massachusetts

December 8, 2003

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

	September 30,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Revenue	$671,940	$741,957	$937,549	$918,927	$1,056,228
Operating income (loss)	(79,625)	(78,486)	(5,772)	(22,761)	174,645
Net income (loss)	(98,280)	(93,621)	(10,138)	(14,605)	116,784
Earnings (loss) per share:
Basic	(0.37)	(0.36)	(0.04)	(0.05)	0.43
Diluted	(0.37)	(0.36)	(0.04)	(0.05)	0.42
Total assets	577,690	674,959	803,778	918,933	1,022,208
Working capital	118,586	183,888	139,534	252,097	244,911
Long-term liabilities, less current portion	85,032	69,334	49,111	37,866	43,320
Stockholders’ equity	195,158	289,928	385,092	515,769	518,595

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands, except per share data)

	September 30, 2003	June 28, 2003	March 29, 2003	December 28, 2002
Revenue	$163,703	$165,244	$171,026	$171,967
Operating loss	(31,855)	(28,784)	(9,331)	(9,655)
Net loss	(37,959)	(33,762)	(15,169)	(11,390)
Loss per share	(0.14)	(0.13)	(0.06)	(0.04)
Common stock prices: (1)
High	$4.01	$3.58	$2.88	$3.20
Low	$2.95	$2.17	$1.82	$1.65

	September 30, 2002	June 29, 2002	March 30, 2002	December 29, 2001
Revenue	$188,560	$178,065	$179,913	$195,419
Operating loss	(10,044)	(36,046)	(22,026)	(10,370)
Net loss	(41,773)	(27,340)	(18,468)	(6,040)
Loss per share	(0.16)	(0.10)	(0.07)	(0.02)
Common stock prices: (1)
High	$3.38	$6.16	$8.34	$9.54
Low	$1.80	$3.21	$6.04	$5.20

(1)	The common stock prices are based on the NASDAQ National Market daily closing stock price. Our common stock is traded on the NASDAQ National Market under the symbol “PMTC”.