Form 10-Q
period 2004-01-03
PARAMETRIC TECHNOLOGY CORP
filed 2004-02-17
CIK 857005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: January 3, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES  ☒    NO  ☐

There were 267,929,784 shares of our common stock outstanding on February 6, 2004 and 266,506,523 shares of our common stock outstanding on January 3, 2004.

PARAMETRIC TECHNOLOGY CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended January 3, 2004

i

PART I—FINANCIAL INFORMATION

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	January 3, 2004	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$190,055	$205,312
Accounts receivable, net of allowance for doubtful accounts of $6,572 and $6,845, respectively	138,529	140,151
Prepaid expenses	31,845	29,616
Other current assets	51,470	41,007

Total current assets	411,899	416,086
Property and equipment, net	67,807	73,563
Goodwill (Note 5)	38,001	37,404
Other intangible assets, net (Note 5)	13,288	14,447
Other assets	32,687	36,190

Total assets	$563,682	$577,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,923	$20,569
Accrued expenses and other current liabilities	54,935	48,296
Accrued compensation and severance	48,666	55,620
Deferred revenue	183,563	173,015

Total current liabilities	305,087	297,500
Other liabilities	88,580	85,032
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 266,507 and 266,383 shares issued, respectively	2,665	2,664
Additional paid-in capital	1,652,752	1,652,303
Accumulated deficit	(1,448,500)	(1,421,963)
Accumulated other comprehensive loss	(36,902)	(37,846)

Total stockholders’ equity	170,015	195,158

Total liabilities and stockholders’ equity	$563,682	$577,690

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended
	January 3, 2004	December 28, 2002
Revenue:
License	$43,517	$51,477
Service	113,293	120,490

Total revenue	156,810	171,967

Costs and expenses:
Cost of license revenue	2,127	2,645
Cost of service revenue	50,020	48,630
Sales and marketing	58,185	81,443
Research and development	29,579	31,900
General and administrative	14,960	15,523
Amortization of intangible assets (Note 5)	1,409	1,481
Restructuring and other charges (Note 2)	21,620	—

Total costs and expenses	177,900	181,622

Operating loss	(21,090)	(9,655)
Other expense, net	(490)	(565)

Loss before income taxes	(21,580)	(10,220)
Provision for income taxes	4,957	1,170

Net loss	$(26,537)	$(11,390)

Loss per share—basic and diluted (Note 4)	$(0.10)	$(0.04)
Weighted average shares outstanding	266,422	262,584

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended
	January 3, 2004	December 28, 2002
Cash flows from operating activities:
Net loss	$(26,537)	$(11,390)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	9,562	10,835
Other non-cash costs and expenses	1,793	(276)
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable	6,012	1,807
Accounts payable and accrued expenses	(411)	(2,664)
Accrued compensation and severance	(8,821)	(3,738)
Deferred revenue	4,348	(20,757)
Income taxes	3,125	48,553
Other current assets and prepaid expenses	(9,844)	(2,840)
Other noncurrent assets and liabilities	4,760	(11,747)

Net cash provided (used) by operating activities	(16,013)	7,783

Cash flows from investing activities:
Additions to property and equipment	(2,094)	(4,022)
Additions to other intangible assets	(802)	(821)
Purchases of investments	—	(5,952)
Proceeds from sales and maturities of investments	—	5,641

Net cash used by investing activities	(2,896)	(5,154)

Cash flows from financing activities:
Proceeds from issuance of common stock	341	—

Net cash provided by financing activities	341	—

Effect of exchange rate changes on cash and cash equivalents	3,311	1,906

Net increase (decrease) in cash and cash equivalents	(15,257)	4,535
Cash and cash equivalents, beginning of period	205,312	178,825

Cash and cash equivalents, end of period	$190,055	$183,360

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three months ended
	January 3, 2004	December 28, 2002
Net loss	$(26,537)	$(11,390)

Other comprehensive income (loss), net of tax provision (benefit):
Foreign currency translation adjustment, net of tax of $0 for both periods	1,190	837
Unrealized losses on securities, net of tax of $0 for both periods	(246)	(17)

Other comprehensive income	944	820

Comprehensive loss	$(25,593)	$(10,570)

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Parametric Technology Corporation and its wholly owned subsidiaries and have been prepared by management in accordance with generally accepted accounting principles. Unless otherwise indicated, all references to a year reflect our fiscal year, which ends on September 30. The year-end consolidated balance sheet was derived from our audited financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated. While we believe that the disclosures presented are adequate to make the information not misleading, these unaudited quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

Deferred revenue primarily relates to software maintenance agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and, if not yet paid, the related amount is included in other current assets. The maintenance-related amount included in other current assets at January 3, 2004 and September 30, 2003 was $47.4 million and $37.0 million, respectively.

The results of operations for the three months ended January 3, 2004 are not necessarily indicative of the results expected for the remainder of the fiscal year. Certain reclassifications have been made for a consistent presentation.

2.    Restructuring and Other Charges

In 2003, we announced and began implementing cost reduction initiatives designed to significantly reduce our operating cost structure. As a continuation of these cost reduction initiatives, in the first quarter of 2004 we recorded total restructuring and other charges of $21.6 million, comprised of $12.3 million for severance and termination benefits related to 274 employees terminated during the first quarter and $9.3 million related to excess facilities and other costs. The charge for excess facilities is primarily related to gross lease commitments in excess of estimated sublease income for excess facilities. Of the $21.6 million in restructuring and other charges, $0.9 million was non-cash for the write-off of leasehold improvements related to the excess facilities.

Over the remainder of 2004, we expect to incur restructuring and other charges aggregating approximately $20 million in conjunction with the continuation of the cost reduction initiatives begun in 2003. These expected restructuring and other charges are incremental to the charges recorded in the first quarter and will be primarily related to employee severance and termination benefits and excess facilities.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes restructuring accrual activity for the three months ended January 3, 2004:

	Three months ended January 3, 2004
	Employee Severance and Related Benefits	Facility Closures and Other Costs	Total
Beginning balance	$4,843	$38,106	$42,949
Charges to operations	12,265	9,355	21,620
Cash disbursements	(11,004)	(2,893)	(13,897)
Non-cash utilization	—	(928)	(928)

Ending balance	$6,104	$43,640	$49,744

The accrual for facility closures and related costs is included in current liabilities (accrued expenses and other current liabilities) and long-term liabilities (other liabilities) in the consolidated balance sheet, and the accrual for employee severance and related benefits is included in accrued compensation and severance. We expect to make cash disbursements related to these accrued restructuring and other charges of approximately $18.5 million within the next twelve months. The remaining payments of approximately $31.2 million primarily relate to excess facilities and are expected to be paid out through 2013.

3.    Valuation of Employee Stock Plans

We offer an employee stock purchase plan for all eligible employees. Under the current plan, which qualifies as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code, shares of our common stock can be purchased at 85% of the lower of the fair market value of the stock on the first or the last day of each six-month offering period, with certain limitations. In addition, we have stock option plans for employees, directors, officers and consultants that provide for issuance of nonqualified and incentive stock options as well as restricted stock awards and stock appreciation rights. The option exercise price is typically the fair market value at the date of grant. These options generally vest over four years and expire ten years from the date of grant. These stock plans are described more fully in Note J to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

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

	Three months ended
	January 3, 2004	December 28, 2002
Net loss, as reported	$(26,537)	$(11,390)
Stock-based employee compensation cost included in reported net loss, net of a tax benefit of $0 in both periods	109	121
Stock-based employee compensation expense determined under fair value based method, net of a tax benefit of $0 in both periods	(9,308)	(14,898)

Pro forma net loss	$(35,736)	$(26,167)

Net loss per share:
As reported	$(0.10)	$(0.04)
Pro forma	$(0.13)	$(0.10)

The illustrative disclosures above include the amortization of the fair value of all options over their vesting schedules. The pro forma net loss for the three months ended January 3, 2004 and December 28, 2002 includes an income tax valuation allowance fully offsetting any income tax benefit related to the stock-based employee compensation expense for those periods. The effects indicated above of applying SFAS No. 123 are not necessarily representative of the effects on similar illustrative disclosures in future years.

The fair value of options granted has been estimated at the date of grant using the Black-Scholes option-pricing model assuming the following weighted-average assumptions:

	Three months ended
	January 3, 2004	December 28, 2002
Expected life (years)	4.0	4.0
Risk-free interest rates	3.4%	3.2%
Volatility	75%	75%
Dividend yield	—	—

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Our options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.

4.    Earnings (Loss) Per Share

Basic earnings (loss) per share (EPS) is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options using the “treasury stock” method.

Due to the net losses generated in the first quarter of 2004 and 2003, the effect of outstanding stock options for the purchase of 67.7 million and 72.4 million shares, respectively, was excluded from the computation of diluted

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

EPS as the effect would have been anti-dilutive. Of those amounts, stock options to purchase 52.2 million and 71.9 million shares for the first quarter of 2004 and 2003, respectively, had exercise prices per share that were greater than the average market price of our common stock for those periods.

5.    Goodwill and Other Intangible Assets

We currently operate within a single industry segment—computer software and related services. Within this single industry segment, we have two reporting segments: our software products operating segment and services operating segment (see Note 7, Segment Information, for further discussion). All of our goodwill and other intangible assets are associated with our software products operating segment. Goodwill and other indefinite lived intangible assets are tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the operating segment below its carrying value. We plan to conduct our annual impairment test as of the end of the third quarter of each year. Other intangible assets with finite lives are tested for impairment if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the operating segment below its carrying value.

The following goodwill and other intangible assets are included in the accompanying consolidated balance sheets:

	January 3, 2004			September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill and intangible assets with indefinite lives (not amortized):
Goodwill	$142,515	$104,514	$38,001	$140,310	$102,906	$37,404
Trademarks	10,106	6,045	4,061	9,925	5,939	3,986

Sub-total	152,621	110,559	42,062	150,235	108,845	41,390
Intangible assets with finite lives (amortized):
Purchased software	28,721	25,721	3,000	28,482	24,482	4,000
Capitalized software	22,156	16,270	5,886	21,354	15,636	5,718
Customer lists	8,810	8,501	309	8,631	7,946	685
Other	316	284	32	316	258	58

Sub-total	60,003	50,776	9,227	58,783	48,322	10,461

Total goodwill and other intangible assets	$212,624	$161,335	$51,289	$209,018	$157,167	$51,851

The change in the carrying amounts of goodwill and trademarks for the three months ended January 3, 2004 is due to foreign currency translation adjustments related to those asset balances that are recorded in non-U.S. currencies.

The aggregate amortization expense for intangible assets with finite lives recorded for the three months ended January 3, 2004 and December 28, 2002 was $2.0 million and $2.1 million, respectively. Of those amounts, $1.4 million and $1.5 million, respectively, was recorded as amortization of other intangible assets and $0.6 million and $0.6 million, respectively, was recorded as cost of license revenue. The estimated aggregate future amortization expense for intangible assets with finite lives remaining as of January 3, 2004 is $5.9 million for the remainder of 2004, $1.5 million for 2005, $1.5 million for 2006 and $0.3 million for 2007.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Recent Accounting Pronouncements

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (FASB) issued FIN No. 46, Consolidation of Variable Interest Entities and, in December 2003, issued a revision to that interpretation (FIN No. 46R). FIN No. 46R replaces FIN No. 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (VIE) is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN No. 46R establishes standards for determining under what circumstances VIE’s should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. FIN No. 46R requires that if an entity has a controlling financial interest in a VIE, the assets, liabilities and results of activities of the VIE should be included in the consolidated financial statements of the entity. The provisions of FIN No. 46R are effective immediately for all arrangements entered into after January 31, 2003. We do not have any financial interests in VIEs created after January 31, 2003. For those arrangements that we entered into prior to January 31, 2003, we are required to adopt the provisions of FIN No. 46R in the second quarter of fiscal 2004. The adoption of FIN No. 46R is not expected to have a material impact our financial position or results of operations.

Revenue Recognition

In December 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superceded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC’s related Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. While the wording of SAB 104 reflects the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Our adoption of SAB 104 did not have a material effect on our financial position or results of operations.

Pension Plan Disclosures

In December 2003, the FASB issued a revision to SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS No. 132R), that improves financial statement disclosures for defined benefit plans. The change replaces existing FASB disclosure requirements for pensions. SFAS No. 132R requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. SFAS No. 132R will require companies to disclose plan assets by category, such as equity, debt and real estate and a description of investment policies and strategies and target allocation percentages, or target ranges, for those asset categories. Projections of future benefit payments and an estimate of contributions to be made in the next year to fund pension and other post employment benefit plans will also be required. Companies will be required to report the various elements of pension and other postretirement benefit costs on a quarterly basis. The guidance is effective for fiscal years ending after December 15, 2003, and for interim periods beginning after December 15, 2003.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Segment Information

We operate within a single industry segment—computer software and related services. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is our executive officers. We have two operating segments: (1) software products, which includes license and maintenance revenue (including new releases and technical support); and (2) services, which includes consulting, implementation, education and other support revenue. For external reporting purposes (as shown in our consolidated statements of operations), maintenance revenue is included in Service Revenue. We do not allocate certain sales, marketing or administrative expenses to our operating segments, as these activities are managed separately. Within our software products operating segment, we have two software product categories: (1) our computer aided design, manufacturing and engineering software (design solutions), including our flagship Pro/ENGINEER® design software, which provide engineering solutions to our customers, and (2) our web-based collaboration technologies (collaboration and control solutions), including our Windchill® software, which provide collaborative information management solutions to our customers.

In the second quarter of 2003, with the launch of Pro/ENGINEER Wildfire™, we began selling a product development system package called “Flex 3C” for Create, Collaborate and Control. This package is configured to meet the needs of the high-end design engineer working in a process-oriented environment. It includes Pro/ENGINEER Wildfire with advanced engineering modules, Windchill ProjectLink™ and Windchill PDMLink™ as a data management option. Because the package includes both design solutions and collaboration and control solutions, for purposes of reporting revenues by product groups, we developed a revenue allocation methodology in conjunction with Pro/ENGINEER Wildfire pricing and packaging. New Flex 3C revenue is allocated 90% to our design solutions and 10% to our collaboration and control solutions. Revenue from upgrades to the Flex 3C package is allocated 50% to our design solutions and 50% to our collaboration and control solutions. As we continue to offer packages that include both design solutions products and collaboration and control solutions products, the delineation between the two product lines may become less meaningful and, accordingly, we may revise our product categories.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The revenue and operating income (loss) attributable to these operating segments are summarized as follows:

	Three months ended
	January 3, 2004	December 28, 2002
Revenue:
Software Products Segment:
License:
Design solutions	$29,796	$35,718
Collaboration and control solutions	13,721	15,759

Total software products license revenue	43,517	51,477
Maintenance: (1)
Design solutions	67,535	72,931
Collaboration and control solutions	10,840	7,640

Total software products maintenance revenue	78,375	80,571

Total software products revenue	121,892	132,048
Services Segment:
Design solutions	16,532	19,706
Collaboration and control solutions	18,386	20,213

Total services revenue	34,918	39,919
Total Revenue:
Design solutions	113,863	128,355
Collaboration and control solutions	42,947	43,612

Total revenue	$156,810	$171,967

Operating income (loss): (2) (3)
Software products segment	$70,978	$84,827
Services segment	(7,380)	2,484
Distribution expenses (4)	(67,691)	(81,443)
Unallocated expenses (5)	(16,997)	(15,523)

Total operating loss	$(21,090)	$(9,655)

(1)	Maintenance revenue is included in Service Revenue in the consolidated statements of operations.
(2)	The operating income (loss) reported does not represent the total operating results for each operating segment as it does not contain an allocation of sales, marketing, corporate and general administrative expenses incurred in support of the operating segments.
(3)	In the first quarter of 2004, software products included $5.0 million, services included $5.1 million, distribution expenses included $9.5 million and unallocated expenses included $2.0 million of the $21.6 million of restructuring and other charges recorded.
(4)	Distribution expenses represent all sales and marketing expenses, including the related portion of restructuring and other charges.
(5)	Unallocated expenses represent all corporate and general and administrative expenses, including the related portion of restructuring and other charges.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Data for the geographic regions in which we operate is presented below:

	Three months ended
	January 3, 2004	December 28, 2002
Revenue:
North America	$56,831	$68,492
Europe (1)	59,163	59,776
Asia/Pacific (2)	40,816	43,699

Total revenue	$156,810	$171,967

(1)	Includes revenue in Germany totaling $19.1 million and $18.4 million for the three months ended January 3, 2004 and December 28, 2002, respectively.
(2)	Includes revenue in Japan totaling $21.6 million and $23.4 million for the three months ended January 3, 2004 and December 28, 2002, respectively.

Total long-lived assets by geographic region have not changed significantly from September 30, 2003.

8.    Commitments and Contingencies

Legal Proceedings

We are currently defending a class action lawsuit claiming violations of the federal securities laws based on alleged misrepresentations regarding our reported financial results for the fiscal years 1999, 2000 and 2001 and revisions to our announced results for 2002. The consolidated amended complaint was filed on September 15, 2003 and seeks unspecified damages. We have prepared a motion to dismiss the consolidated action. In accordance with the Court’s briefing schedule, our motion, together with the plaintiff’s opposition and our reply, shall be filed with the court simultaneously by March 5, 2004. We believe the claims are without merit, and we intend to defend them vigorously. We cannot predict the ultimate resolution of this action at this time, and there can be no assurance that this action will not have a material adverse impact on our financial condition or results of operations.

On May 30, 2003, a lawsuit was filed against us in the U.S. District Court in Massachusetts by Rand A Technology Corporation and Rand Technologies Limited (collectively “Rand”). Rand historically had been our largest distributor. The complaint alleges various breaches of a revised distribution agreement entered into in December 2002, as well as other agreements between Rand and us and also asserts certain non-contract claims. The complaint, as amended, seeks equitable relief and substantial damages. On November 24, 2003, we filed our substantive response to Rand’s complaint and asserted counterclaims against Rand including, among other things, that Rand’s action in filing the lawsuit constituted a breach of the December 2002 agreement, which established certain dispute resolution procedures and which, we believe, discharged any and all claims arising prior to that date. We believe Rand’s claims are without merit and will continue to contest them vigorously. We also intend diligently to prosecute our counterclaims. We cannot predict the ultimate resolution of this action at this time, and there can be no assurance that this action will not have a material adverse impact on our financial condition or results of operations.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products for a specified period of time (generally 90 to 180 days). Additionally, we generally warrant that our consulting services will be performed consistent with generally accepted industry standards. In most cases, liability for these warranties is capped. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history; however, we have never incurred significant cost under our product or services warranties. As a result, we believe the estimated fair value of these agreements is immaterial.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q about our anticipated financial results and growth, as well as about the development of our products and markets, are forward looking statements that are based on our current plans and assumptions. Important information about the bases for these plans and assumptions and certain factors that may cause our actual results to differ materially from these statements is contained below and in “Important Factors That May Affect Future Results” beginning on page 31.

Executive Overview

Over the last several years, we have been transforming PTC from a one-product company in a mature mechanical computer-aided design, manufacturing and engineering (CAD/CAM/CAE) market to a multi-product company in the emerging product lifecycle management (PLM) market. Historically, our core business focus has been to provide design solutions to customers through our flagship Pro/ENGINEER® design software. Revenue associated with our design solutions continues to comprise a majority of our revenue today. The discrete market for computer-aided design solutions has declined, however, and our revenue in this market also has declined. The decline in our design solutions revenue is attributable to several factors, including the relative saturation and increased competitiveness of the North American and European markets for design solutions, as well as the relative difficulty of displacing incumbent software vendors within this finite market.

Although the discrete market for computer-aided design solutions has declined, we believe that there is opportunity for growth in the adjacent collaboration and control solutions market and we have seen these two markets converge into a broader PLM opportunity. The PLM market encompasses the CAD/CAM/CAE markets as well as many previously isolated markets that address various phases of the product lifecycle. These include product data management (PDM), component and supplier management, visualization and digital mockup, enterprise application integration, program and project management, after market service and portfolio management, requirements management, customer needs management, and manufacturing planning.

To position our company to capitalize on the opportunity presented by the emerging PLM market, we have, among other things, significantly remodeled our product lines, overhauled our distribution infrastructure, and created marketing and sales tools aimed at educating our customers on the benefits of our offerings. Much of this investment occurred during the recent economic downturn, which in turn put pressure on our revenue performance and operating profitability. Nevertheless, using cash built up during the 1990s when we experienced sustained growth with our design solutions, as well as using cash generated from our ongoing operations, we were able to proceed with these strategic investments. We believe that our investment in this strategy will contribute to our success over the long term. We have recently introduced award winning products that allow our customers to implement a scalable product development system that meets their requirements for both functionality and return on investment, two critical variables in today’s economic environment. With a good portion of this business transformation investment behind us, beginning in 2003 and continuing during 2004 we embarked on cost cutting initiatives designed to help us achieve profitability. While the PLM market remains in its infancy, we have reduced our cost structure significantly in an effort to improve financial results, such as profitability. We expect these cost reductions to provide substantial operating leverage if we succeed in increasing revenue from the broader PLM market.

Looking forward, our overall performance will depend on, among other factors: (i) improved economic conditions and the strengthening of technology spending in the global manufacturing sector; (ii) our ability to elevate PLM expenditures over other technology spending as a budgetary priority among our customers; (iii) our ability to successfully execute our product strategy to provide an integrated, easy to use and rapidly deployable suite of PLM software solutions that customers can deploy to create a product development system that meets their evolving requirements; and (iv) our ability to differentiate our products and services from those of our competitors. Our enhanced suite of PLM software solutions provides the foundation for our future growth, as these solutions expand upon traditional high-end design products (for which the market has declined) and allow us to offer our customers a comprehensive product development system. We must accordingly focus on enhancing and marketing our product and service offerings so that our customers are able to recognize clearly and understand their advantages.

Our performance also will depend on our ability to undertake our strategic initiatives while at the same time executing our current expense control initiatives. Specifically, in 2003, we began implementing cost cutting initiatives (discussed further below) designed to reduce our quarterly operating cost structure to approximately $150 million, excluding restructuring charges, by the end of fiscal 2004. In connection with these reductions, we incurred $21.6 million of restructuring charges in the first quarter of 2004 and we expect to incur restructuring charges of approximately $20 million during the remainder of 2004. Our ability to implement these measures while minimizing disruption to our organization will be an important determinant of our future success.

Finally, our success also will depend on other factors, including: (i) our ability to optimize our sales and services coverage and productivity through, among other means, effective utilization and management of our resellers and other strategic partners as well as our own sales force; (ii) our ability to further improve customer satisfaction and to build customer references; (iii) our effective management of our development resources; (iv) our success at penetrating strategic emerging markets; and (v) our ability to migrate our customers to a more robust PLM product development system. We believe that we have made progress on these initiatives; however, spending in our sector of the economy is currently weak and prospects remain uncertain. Although recent economic indicators suggest that technology spending is expected to increase modestly in calendar 2004, technology spending in the manufacturing sector is expected to lag behind overall increases in technology spending. In addition, although we likely would benefit from renewed economic growth and improvements in technology spending in the manufacturing sector, any revenue improvement is likely to lag any such growth and increased spending by six to nine months due to the length of our sales cycles.

Additional factors affecting our revenues and operating results are identified under “Important Factors That May Affect Future Results” below.

Our Business

The following review of the development of PTC’s business may be helpful in understanding the detailed analysis of our results of operations and financial condition that follows.

Parametric Technology Corporation (PTC), founded in 1985 and headquartered in Needham, MA, develops, markets and supports PLM software solutions and related services that help manufacturers improve the competitiveness of their products and product development processes. Our solutions, which include a suite of mechanical computer-aided design tools (our design solutions) and a range of collaboration technologies (our collaboration and control solutions), enable manufacturing companies to create virtual computer-based products (digital products), collaborate on designs within the enterprise and throughout the extended supply chain, and control the digital product information throughout the product lifecycle. This results in streamlined engineering processes, improved product quality, optimized product information management and reduced cost and time-to-market cycles. Our PLM software solutions are complemented by our experienced services and technical support organizations, as well as resellers, systems integrators, and other strategic partners, who provide training, consulting, ancillary product offerings, implementation and support to customers worldwide.

With our suite of PLM software solutions, we see an opportunity to address several of the key challenges that manufacturing companies face in their product development processes: more frequent change, heterogeneity of systems, and increased communication inside and outside the manufacturing enterprise to support growing outsourcing and increasingly transparent supply chains. Accordingly, we have devoted significant resources into our collaboration and control solutions and their integration with our design software. With our PLM software suite, we can provide our customers a product development system that permits individuals—regardless of their roles in the commercialization of a product, the computer-based tools they use, or their location geographically or in the supply chain—to participate in and impact the product development process across the digital product value chain. We believe that as we continue to implement our strategy for our products to become more tightly integrated and easier to deploy, we can create significant added value for our customers.

Our design solutions and our collaboration and control solutions are aligned under a unified product strategy. The strategy allows us to capitalize on existing product synergies and offer fully leveraged product development solutions that enable the creation, collaboration and control of digital product information across the extended design chain. Our efforts have resulted in the creation of a new offering, the product development system, which is comprised of a suite of integrated products and services offerings. The goal of our product development system approach is to reduce complexity for our customers by ensuring that our solutions, which support core product development processes, work together in a cohesive system. The system delivers a comprehensive footprint that offers the capabilities necessary to improve our customers’ product development processes. These processes involve the entire enterprise and are further extended to include supplier, partner, and customer participants.

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

In 2003, we commenced shipment of Pro/ENGINEER Wildfire™, the most recent release of our Pro/ENGINEER design solution. Pro/ENGINEER Wildfire is designed to offer design engineers enhanced ease-of-use and the ability to integrate design tools with our collaboration and control solutions. The product’s new user interface makes it more competitive with lower end modeling tools on the market that are known for ease-of-use, while maintaining the powerful functionality of Pro/ENGINEER. Additionally, Pro/ENGINEER Wildfire is the first CAD system with an embedded web browser and native support for web services. The combination of Pro/ENGINEER and Windchill® on an integral, Internet-based, interoperable architecture enables us to offer customers a product development system that supports a multi-user, distributed environment and complex product development processes. Pro/ENGINEER Wildfire also offers optional peer-to-peer design conferencing from within the application, enabling enhanced real-time collaboration with a distributed design team.

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

Our Windchill Link solutions consist of pre-configured, integrated products that utilize the web-based Windchill architecture, as well as components of our design solutions and our Windchill enterprise-level application modules. These point solutions are designed to address specific business-critical manufacturing functions and can be implemented with little configuration in as few as several weeks in accordance with a predefined implementation methodology. These solutions include Windchill PDMLink™, Windchill ProjectLink™, Windchill DynamicDesignLink™ and Windchill PartsLink™.

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

The Windchill Modules consist principally of the following: a vault for data management to store and retrieve product files; workflow applications for sequencing the flow of product information and change management processes; visualization software for enabling the customer to see a three-dimensional view of product data; and, when desired, data adaptors for connecting to standard computer aided design (CAD) software or standard enterprise resource planning (ERP) systems via standard application interfaces. The Windchill Modules have standard features and functions with capabilities that include product and process management, collaboration, and product planning. The predefined templates (e.g., document folders and workflows) may be used as is or may be configured to the customer’s business environment. For example, the workflow template may be changed to reflect the customer’s organizational approval preferences.

Because all Windchill-based products are built on the same core technology, our customers are able to combine configured Windchill Modules with the Windchill Link solutions. As a result of this flexibility, our customers are not forced to make tradeoffs between competitive differentiation and operational efficiency—both can be realized with Windchill, maximizing competitive advantage.

In late December 2003, we introduced Windchill 7.0, our most recent Windchill release. With Windchill 7.0, we have provided our customers with a seamless user and data environment across Windchill PDMLink and Windchill ProjectLink, thus furthering the integral product development system by combining flexible and streamlined collaborative capabilities with formal control of information and processes. Both capabilities share a common pure Internet architecture to enable communication of information throughout the value chain, as well as a turnkey enterprise application interoperability module that connects to other enterprise systems such as SAP. Windchill 7.0 also includes a number of product-specific enhancements that improve usability and performance, including enhanced distributed product administration, support for product teams and templates, extended support for structured documents, streamlined Microsoft® Office integration, and advanced audit reporting.

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

SERVICES

We offer maintenance support plans for our software products. Customers who participate in our maintenance support plans receive periodic software updates and new releases. Active maintenance plan customers also are provided self-service support tools and have direct access to our global technical support team of certified engineers and thus benefit from the knowledge, experience and responsiveness of this ISO 9001 accredited organization, resulting in timely and accurate issue resolution.

Our software solutions and maintenance support offerings are complemented by additional service offerings from our services organization, as well as from resellers, systems integrators and other strategic partners. Our services organization focuses on: Implementation Services (providing a range of technology installation, configuration, and migration services, from pre-packaged “quick start” deployments to full system integration); Process and Technology Adoption Services (designed to help ensure widespread acceptance and utilization of our solutions); and Education Services (providing an extensive role-based curriculum to accelerate adoption of the product development system and realize value across the entire enterprise).

SALES AND DISTRIBUTION

All of our software solutions continue to be distributed primarily through our direct sales force. In tandem with our direct sales force, we utilize an indirect distribution channel. Our indirect distribution channel has been broadened over the last three years through resellers, alliances with systems integrators and other strategic partners. The resellers provide greater geographic and small-account coverage, primarily for our design solutions. Systems integrator partners work with our direct sales force to locate and target potential PLM opportunities.

Results of Operations

The following is an overview of our results of operations for the first quarter of 2004. A detailed discussion regarding these results follows the table below.

•	Total revenue was $156.8 million for the first quarter of 2004, compared to $172.0 million for the first quarter of 2003.

•	Our year-over-year first quarter revenue declined 9%, reflecting a 15% decrease in software license revenue and a 6% decrease in service revenue.

•	Our year-over-year collaboration and control solutions revenue decreased 2% to $42.9 million for the first quarter of 2004 from $43.6 million for the first quarter of 2003.

•	Our year-over-year design solutions revenue decreased 11% to $113.9 million for the first quarter of 2004 from $128.4 million for the first quarter of 2003.

•	On a sequential basis from the previous quarter, our collaboration and control solutions revenue decreased 6% and our design solutions revenue decreased 4%.

•	Total costs and expenses were $177.9 million, including $21.6 million of restructuring and other charges for the first quarter of 2004, compared to $181.6 million for the first quarter of 2003. There were no restructuring and other charges in the first quarter of 2003.

•	For the first quarter of 2004, we incurred a net loss of $26.5 million, compared to a net loss of $11.4 million for the first quarter of 2003.

The following table shows certain consolidated financial data as a percentage of our total revenue for the first quarters of 2004 and 2003:

	Three months ended
	January 3, 2004	December 28, 2002
Revenue:
License	28%	30%
Service	72	70

Total revenue	100	100

Costs and expenses:
Cost of license revenue	1	2
Cost of service revenue	32	28
Sales and marketing	37	47
Research and development	19	19
General and administrative	9	9
Amortization of intangible assets	1	1
Restructuring and other charges	14	—

Total costs and expenses	113	106

Operating loss	(13)	(6)
Other expense, net	(1)	—

Loss before income taxes	(14)	(6)
Provision for income taxes	3	1

Net loss	(17)%	(7)%

Revenue

Total Revenue

Our revenue consists of software license revenue and service revenue, which includes software maintenance as well as consulting, implementation, education and other technical support revenue. We presently report our revenue in two product categories: (1) our collaboration and control technologies (collaboration and control solutions), including our Windchill web-based software, and (2) our computer aided design, manufacturing and engineering software (design solutions), including our flagship Pro/ENGINEER design software. The following table illustrates trends from the first quarter of 2003 to the first quarter of 2004 in our software license revenue and in our service revenue, as well as in our two product categories:

	Three months ended
	January 3, 2004	Percent Change	December 28, 2002
	(Dollar amounts in millions)
License revenue	$43.5	(15)%	$51.5
Service revenue:
Maintenance revenue	78.4	(3)%	80.6
Other service revenue	34.9	(13)%	39.9

Total service revenue	113.3	(6)%	120.5

Total revenue	$156.8	(9)%*	$172.0

Revenue by product category:
Collaboration and control solutions revenue	$42.9	(2)%	$43.6
Design solutions revenue	113.9	(11)%	128.4

*	On a consistent foreign currency basis from the prior period, total revenue decreased 14% in the first quarter of 2004 compared to the first quarter of 2003.

Total revenue in the first quarter of 2004 continued to be adversely affected by ongoing weakness in technology spending in the global manufacturing economy, continued reluctance of our customers to consummate large, enterprise-wide software purchases, the relative saturation and increased competitiveness of the North American and European markets for design solutions and the relative infancy of the PLM market. We derived 64% and 60% of our total revenue from sales to customers outside of North America in the first quarter of 2004 and 2003, respectively. For the reasons stated below, North American revenues were 17% lower in the first quarter of 2004 than in the first quarter of 2003, and sales in Europe and in Asia Pacific were down 1% and 7% (down 13% and 11% on a consistent foreign currency basis), respectively, over the same period.

License revenue accounted for 28% and 30% of total revenue in the first quarter of 2004 and 2003, respectively. Service revenue, which has a lower gross profit margin than license revenue, accounted for 72% and 70% of total revenue in the first quarter of 2004 and 2003, respectively. While the decrease in service revenue was less than that of license revenue, service revenue has been, and may continue to be, adversely affected by lower license sales in current and prior periods.

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

We have been building and diversifying our reseller channel to become less dependent on a small number of distributors and to provide the resources necessary for more effective distribution of our products. We believe that utilizing diverse and geographically dispersed distributors that focus on smaller businesses will provide an efficient and cost effective means to reach these customers, while allowing our direct sales force to focus on higher dollar sales opportunities. License sales from our reseller channel, which are primarily for design solutions, were $13.4 million in the first quarter of 2004 compared to $13.0 million in the first quarter of 2003. In 2003, our new major distributor, Mensch und Maschine, began selling our design solutions and we aligned almost all of our existing European resellers under this new structure. Mensch und Maschine is responsible for building and managing a network of PTC resellers and has devoted resources to training and marketing throughout Europe to help make these resellers successful. While we expect that, over the long-term, this relationship will expand our coverage of the European market, we do not expect that this new relationship will have a material impact on our near-term operating results.

Our largest distributor historically had been Rand A Technology Corporation. Rand’s distribution rights for certain territories expired on December 31, 2003. Rand continues to have distribution rights in certain other territories through March 2004. Rand retains certain rights to provide training and consulting to customers through calendar year 2004, with an option to renew through calendar year 2005. We do not expect that the expiration of Rand’s distribution rights will have a material effect on our operating results, as the customers formerly serviced by Rand may now be serviced by PTC directly or by other PTC resellers. We are also currently involved in a lawsuit with Rand, as described in Part II, Item 1, “Legal Proceedings”. We are uncertain how this lawsuit will impact our future financial results.

Collaboration and Control Solutions Revenue

The following table illustrates trends from the first quarter of 2003 to the first quarter of 2004 in our collaboration and control solutions software license revenue and service revenue:

	Three months ended
	January 3, 2004	Percent Change	December 28, 2002
	(Dollar amounts in millions)
Collaboration and control solutions:

License revenue	$13.7	(13)%	$15.8
Service revenue
Maintenance revenue	10.8	42%	7.6
Other service revenue	18.4	(9)%	20.2

Total service revenue	29.2	5%	27.8

Total revenue	$42.9	(2)%	$43.6

Total revenue from our collaboration and control solutions software and related services was 27% and 25% of our total revenue in the first quarter of 2004 and 2003, respectively.

Collaboration and control solutions license revenue in the first quarter of 2004 compared to the first quarter of 2003 reflects decreases in both the number of, and the average size of, transactions during the quarter. The increase in maintenance revenue is attributable to growing acceptance of our Windchill Link solutions in prior periods and the introduction of our Flex 3C package in 2003. The decrease in other service revenue reflects lower consulting and training revenues resulting from prior period decreases in license revenue.

To improve our ability to provide PLM solutions to a broader range of customers and to complement our enterprise offerings, we have introduced Windchill-based point solutions targeted at specific business-critical PLM processes (our Windchill Link solutions). Our Windchill Link solutions license revenue as a percent of our total collaboration and control solutions license revenue was flat at 40% for the first quarters of 2004 and 2003, and, on a sequential basis, was down from over 50% in both the fourth and third quarters of 2003. The decline in our Windchill Link solutions compared to recent quarters is primarily attributable to lower sales of the Flex 3C package that includes Windchill Link solutions. This Windchill Link solutions decline was partially offset by stronger Windchill foundation follow-on sales to existing Windchill customers both sequentially and on a quarter-over-quarter basis. While our first quarter of 2004 sales of our Windchill Link solutions were lower than recent quarters, we believe our Windchill Link solutions address a growing customer demand for better return on investment as they can be implemented easily and quickly. As such, we expect that our Windchill Link solutions will continue to gain acceptance with existing and new customers. As the requirements of our customers and the general market change, we plan periodically to evaluate the need for additional solutions.

We recently have offered a limited number of qualified resellers the ability to sell our Windchill Link solutions. We also have business relationships with leading systems integrators and other strategic partners to expand the coverage of our distribution and services efforts. While these initiatives may limit some opportunities for service revenue growth within enterprise-level implementations, we believe that these relationships are important to help expand coverage for our collaboration and control software solutions, generate additional license and maintenance revenue, and provide expertise for implementation and support.

Design Solutions Revenue

The following table illustrates trends from the first quarter of 2003 to the first quarter of 2004 in our design solutions software license revenue and service revenue:

	Three months ended
	January 3, 2004	Percent Change	December 28, 2002
	(Dollar amounts in millions)
Design solutions:

License revenue	$29.8	(17)%	$35.7
Service revenue
Maintenance revenue	67.6	(7)%	73.0
Other service revenue	16.5	(16)%	19.7

Total service revenue	84.1	(9)%	92.7

Total revenue	$113.9	(11)%	$128.4

Total revenue from our design solutions and related services was 73% and 75% of our total revenue in the first quarter of 2004 and 2003, respectively. Compared to the first quarter of 2003, design solutions revenue in the first quarter of 2004 reflects a decrease in the average price per seat of 23%. The decrease in the average price per seat is attributable, in part, to a higher mix of lower-end software packages being sold due to growing acceptance of Pro/ENGINEER Wildfire in the low-end of the MCAD market as well as to an increased mix of sales completed by resellers, for which we receive lower revenue. The decrease in design solutions service revenue is due in large part to the lag effect of license revenue declines in prior periods.

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

Costs and Expenses

Total costs and expenses decreased 2% to $177.9 million in the first quarter of 2004, compared to $181.6 million in the first quarter of 2003. The decrease in the first quarter of 2004 is due primarily to lower costs related to headcount reductions, partially offset by $21.6 million in restructuring and other charges in the first quarter of 2004, compared to no restructuring charges in the first quarter of 2003. On a consistent foreign currency basis from the prior period, total costs and expenses decreased 5% in the first quarter of 2004 compared to the first quarter of 2003.

In support of our focus on improving profitability, we announced in 2003 that we would be implementing cost reductions designed to reduce our operating cost structure by the end of fiscal 2004 to approximately $150 million per quarter, excluding restructuring and other charges. Over the past several years, we have made significant investments needed to transform our business from providing a single line of technical software with a direct distribution model to providing a family of enterprise solutions with an expanded channel and partner-involved distribution model. We believe we now are positioned to reduce our cost structure under our current restructuring initiatives while maintaining product quality and customer satisfaction. In conjunction with the continuation of the cost reduction initiatives begun in 2003, we recorded restructuring and other charges of $21.6 million in the first quarter of 2004, primarily as a result of headcount reductions and excess facility costs. We expect to incur incremental restructuring and other charges during the remainder of 2004 of approximately $20 million. These expected charges are primarily related to employee severance and termination benefits and excess facilities and are incremental to the charges recorded in prior periods (see “Restructuring and Other Charges” below and Note 2 of “Notes to Consolidated Financial Statements”).

As a result of these initiatives, our headcount has decreased to 3,186 at the end of the first quarter of 2004 from 3,500 as of September 30, 2003, and 3,800 as of the end of the first quarter of 2003.

Cost of License Revenue

Our cost of license revenue consists of fixed and variable costs associated with reproducing and distributing software and documentation as well as royalties owed to third parties for technology embedded in or licensed with our software products. Cost of license revenue was $2.1 million and $2.6 million in the first quarter of 2004 and 2003, respectively. Cost of license revenue as a percentage of license revenue was 5% for both the first quarter of 2004 and 2003. Cost of license revenue as a percent of license revenue can vary depending on product mix sold and the effect of fixed and variable royalties in relation to the level of license revenue. The decrease in cost of license revenue in the first quarter of 2004 compared to the first quarter of 2003 was primarily due to lower royalty costs of approximately $0.4 million resulting from lower revenues.

Cost of Service Revenue

Our cost of service revenue includes costs associated with training, customer support and consulting personnel, such as salaries and related costs, third-party subcontractor fees, the release of maintenance updates, including related royalty costs, and facility costs. Cost of service revenue as a percentage of service revenue was 44% in the first quarter of 2004 and 40% in the first quarter of 2003. Service revenue margins in the first quarter of 2004 declined as compared to 2003 primarily due to decreasing service revenues, as a portion of service related costs are fixed over the short term, and increased third-party subcontractor fees incurred during the first quarter of 2004. We expect to reduce our overall cost of providing services over time through cost reduction initiatives and more cost-effective utilization of third-party service providers.

Sales and Marketing

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. Sales and marketing expenses as a percentage of total revenue were 37% and 47% for the first quarters of 2004 and 2003, respectively. Total sales and marketing employee headcount decreased 27% at the end of the first quarter of 2004 compared to the end of the first quarter of 2003 and total sales and marketing expenses decreased 29% over the same period. As a result of reduced headcount and lower revenues, compensation and benefit costs, sales commissions and travel expenses were lower by an aggregate of approximately $10.5 million in the first quarter of 2004 compared to the first quarter of 2003. Additionally, our marketing communications, relations and program costs decreased in the first quarter of 2004 by approximately $2.7 million compared to the first quarter of 2003.

Research and Development

Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Research and development expenses as a percentage of total revenue were 19% in both the first quarter of 2004 and the first quarter of 2003. Total research and development employee headcount decreased 8% at the end of the first quarter of 2004 compared to the end of the first quarter of 2003 and total research and development expenses decreased 7% over the same period. The decrease is due primarily to shifting certain development activities to lower cost locations, and to lower depreciation and telecommunication costs.

General and Administrative

Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources and administrative functions as well as bad debt expense. General and administrative expenses as a percentage of total revenue were 9% in both the first quarter of 2004 and the first quarter of 2003. Compared to the prior year, these costs decreased 4% in the first quarter of 2004. The decrease is primarily related to lower headcount (and as a result, lower salaries and benefits expense), partially offset by higher bad debt expense. Bad debt expense was $0.6 million and $(0.3) million in the first quarter of 2004 and 2003, respectively. General and administrative headcount was 18% lower at the end of the first quarter of 2004 compared to the end of the first quarter of 2003.

Amortization of Intangible Assets

These costs represent the amortization of acquired intangible assets, including developed technology and customer lists. Amortization of intangible assets was $1.4 million in the first quarter of 2004 compared to $1.5 million in the first quarter of 2003. For a further discussion, see Critical Accounting Policies—Valuation of Goodwill and Other Intangible Assets below and Note 5 of “Notes to Consolidated Financial Statements.”

Restructuring and Other Charges

In 2003, we announced and began implementing cost reduction initiatives designed to significantly reduce our operating cost structure. As a continuation of these cost reduction initiatives, in the first quarter of 2004, we recorded total restructuring and other charges of $21.6 million, comprised of $12.3 million for severance and termination benefits related to 274 employees terminated during the first quarter and $9.3 million related to excess facilities and other costs. The charge for excess facilities is primarily related to gross lease commitments in excess of estimated sublease income for excess facilities. Of the $21.6 million in restructuring and other charges, $0.9 million was non-cash for the write-off of leasehold improvements related to the excess facilities.

Over the remainder of 2004, we expect to incur restructuring and other charges aggregating approximately $20 million in conjunction with the continuation of the cost reduction initiatives begun in 2003. These expected restructuring and other charges are incremental to the charges recorded in the first quarter and will be primarily related to employee severance and termination benefits and excess facilities.

Cash disbursements related to restructuring and other charges totaled $13.9 million and $3.2 million in the first quarter of 2004 and 2003, respectively. Amounts accrued and not yet paid at January 3, 2004 related to the current quarter and all prior period restructuring initiatives totaled $49.7 million. We expect to make cash disbursements related to these accrued restructuring and other charges of approximately $18.5 million within the next twelve months. The remaining accruals of approximately $31.2 million primarily relate to excess facilities and are expected to be paid out through 2013.

Other Expense, net

Other expense, net includes interest income, costs of hedging contracts, certain realized and unrealized foreign currency transaction gains or losses, other charges incurred in connection with financing customer contracts and exchange gains or losses resulting from the required period end currency remeasurement of the financial statements of our subsidiaries that use the U.S. dollar as their functional currency. A large portion of our revenue and expenses is transacted in foreign currencies. To reduce our exposure to fluctuations in foreign exchange rates we routinely engage in hedging transactions involving the use of foreign currency forward contracts and, from time-to-time, foreign currency option contracts, primarily in the Euro and in Asian currencies. Other expense, net was $0.5 million and $0.6 million in the first quarter of 2004 and 2003, respectively.

Income Taxes

Our effective tax rate was 23% on a pre-tax loss of $21.6 million in the first quarter of 2004 compared to 11% on a pre-tax loss of $10.2 million in the first quarter of 2003. The difference between the statutory federal income tax rate benefit of 35% and the effective tax rate provision of 23% in the first quarter of 2004 and 11% in the first quarter of 2003 is due primarily to U.S. operating losses that could not be benefited and to income taxes payable in certain foreign jurisdictions. Due to the uncertainty regarding the realizability of deferred tax assets (that are primarily related to operating loss carryforwards generated in recent years), in the first quarters of 2004 and 2003, we have a full valuation allowance to completely offset our deferred tax assets.

Employees

The number of worldwide employees was 3,186 at January 3, 2004, compared to 3,800 at December 28, 2002. The decrease over the prior year is primarily a result of terminations associated with the reductions in workforce described above.

Critical Accounting Policies

We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States. In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our reported revenues, results from operations, and net income (loss), as well as on the value of certain assets and liabilities on our balance sheet. These estimates, assumptions and judgments about future events and their effects on our results cannot be determined with certainty, and are made based on our historical experience and on other assumptions that are believed to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. While there are a number of accounting policies, methods and estimates affecting our financial statements, described in Note A to the Consolidated Financial Statements included in our Form 10-K for the year ended September 30, 2003, the areas that are our most important critical accounting policies include revenue recognition, valuation of goodwill and intangible assets, accounting for income taxes, allowance for accounts and other receivables, transfers of financial assets and restructuring charges. These areas are described below. A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. They may require us to make assumptions about matters that are highly uncertain at the time of the estimate, and different estimates that we could have used, or changes in the estimate that are reasonably likely to occur, may have a material impact on our financial condition or results of operations. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates.

Revenue Recognition

We exercise judgment and use estimates in connection with the determination of the amounts of software license and services revenues to be recognized in each accounting period. Our primary judgments involve the following:

•	determining whether collection is probable;

•	assessing whether the fee is fixed or determinable;

•	determining whether service arrangements, including modifications and customizations of the underlying software, are not essential to the functionality of the licensed software and thus would qualify as “service transactions” under SOP 97-2, resulting in the revenue for license and service elements of an agreement to be recorded separately; and

•	determining the fair value of services and maintenance elements included in multiple element arrangements, which is the basis for allocating and deferring revenue for such services and maintenance.

We derive revenues from three primary sources: (1) software licenses, (2) maintenance services and (3) other services, which include consulting and education services. Revenue by type for the first quarters of 2004 and 2003 is as follows:

	Three months ended
	January 3, 2004	December 28, 2002
License revenue	$43,517	$51,477
Maintenance services revenue	78,375	80,571
Other services revenue	34,918	39,919

Total revenue	$156,810	$171,967

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

Valuation of Goodwill and Other Intangible Assets

Our net goodwill and other intangible assets totaled $51.3 million and $51.9 million as of January 3, 2004 and September 30, 2003, respectively. We assess the impairment of goodwill and other identifiable indefinite lived intangible assets on at least an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, or a reduction of our market capitalization relative to net book value.

We adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets effective October 1, 2002 and, as a result, we no longer amortize goodwill and certain intangible assets with indefinite useful lives. The goodwill impairment test prescribed by SFAS No. 142 requires us to identify reporting units and to determine estimates of the fair values of our reporting units as of the date we test for impairment. We have two reporting units—our software products operating segment and our services operating segment—as described in Note 7 of “Notes to Consolidated Financial Statements.” All goodwill is attributable to our software products operating segment. To conduct these tests of goodwill, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of goodwill exceeds its fair value. We estimate the fair values of our reporting units using discounted cash flow valuation models. Those models require estimates of future revenues, profits, capital expenditures and working capital for each unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. We completed the initial impairment review as of the beginning of fiscal 2003 and our annual impairment review as of the end of the third quarter of 2003 and concluded that, as of October 1, 2002 and June 28, 2003, no impairment charge was required. We plan to conduct our annual impairment test of goodwill and indefinite lived assets as of the end of the third quarter of each fiscal year. There can be no assurance that at the time subsequent impairment reviews are completed an impairment charge will not be recorded in light of the factors described above. If a charge were deemed necessary in the future, it would directly affect net income (loss) for the period in which the charge was taken.

For long-lived assets and identifiable intangible assets, other than goodwill and indefinite-lived intangible assets, we reassess the recoverability of the asset based on projected undiscounted future cash flows over the asset’s remaining life if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the operating segment below its carrying value. When the carrying value of the asset exceeds its undiscounted cash flows, we record an impairment loss equal to the excess of the carrying value over the fair value of the asset. Determining the fair value of individual assets and goodwill includes significant judgment by management. Different judgments could yield different results.

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

The income tax accounting process also involves estimating our actual current tax liability, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that it is more likely than not that all or a portion of deferred tax assets will not be realized, we must establish a valuation allowance as a charge to income tax expense. As of January 3, 2004 and September 30, 2003, we have fully reserved for deferred tax assets, primarily related to net operating loss carryforwards. The decision to record the valuation allowance required significant management judgment. Had we not recorded this valuation allowance, we would have reported materially different results. If the realization of deferred tax assets in the future is considered more likely than not, a reduction in the valuation allowance would increase net income in the period such determination is made. Net deferred tax liabilities at January 3, 2004 were $0.5 million, comprised of deferred tax assets of $152.4 million, a valuation allowance of $131.5 million and deferred tax liabilities of $21.4 million. Our deferred tax assets consist primarily of net operating loss carryforwards.

Allowance for Accounts and Other Receivables

Management judgment is required in assessing the collectability of customer accounts and other receivables, for which we generally do not require collateral. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In determining the adequacy of the allowance for doubtful accounts, management specifically analyzes individual accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic and accounts receivable aging trends and changes in our customer payment terms. The following table summarizes our accounts receivable and related reserve balances as of January 3, 2004 and September 30, 2003:

	January 3, 2004	September 30, 2003
	(in thousands)
Gross accounts receivable	$145,101	$146,996
Allowance for doubtful accounts	(6,572)	(6,845)

Net accounts receivable	$138,529	$140,151

Accounts receivable reserves as a percentage of gross accounts receivable	4.5%	4.7%

If the financial condition of our customers were to deteriorate, additional allowances might be required, resulting in future operating expenses that are not included in the allowance for doubtful accounts. Concentration of credit risk with respect to trade receivables is not significant.

Transfers of Financial Assets

We offer our customers the option to purchase software and services through payment plans. In general, we transfer future payments under certain of these contracts to third-party financing institutions on a non-recourse basis. We record such transfers as sales of the related accounts receivable when we surrender control of such receivables under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

Restructuring Charges

We periodically record restructuring charges resulting from restructuring our operations (including consolidations and/or relocations of operations), changes in our strategic plan, or managerial responses to declines in demand, increasing costs, or other environmental factors. The determination of restructuring charges requires management judgment and may include costs related to employee benefits, such as costs of severance and termination benefits, and costs for future lease commitments on excess facilities, net of estimated future sublease income. In determining the amount of the facilities charge, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates will be reviewed and potentially revised quarterly based on known real estate market conditions and the credit worthiness of subtenants, and may result in revisions to established facility reserves. We have accrued $42.3 million as of January 3, 2004 related to excess facilities representing gross lease commitments, with agreements expiring at various dates through November 2012, of approximately $75.2 million, net of committed and estimated sublease income of approximately $31.8 million and $1.1 million of present value factor. We have entered into signed sublease arrangements for approximately $22.4 million, with the remaining $9.4 million based on future estimated sublease arrangements, including $6.4 million for space currently available for sublease. If our sublease assumptions prove to be inaccurate, we may need to make changes in these estimates that would affect our results of operations and potentially our financial condition.

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

Liquidity and Capital Resources

	January 3, 2004	December 28, 2002
Cash and cash equivalents	$190,055	$183,360
Investments	—	31,921

Total cash and investments	$190,055	$215,281

Amounts below are for the three months ended:
Cash provided (used) by operating activities	(16,013)	7,783
Cash used by investing activities	(2,896)	(5,154)
Cash provided by financing activities	341	—
Cash disbursements for restructuring and other charges	(13,897)	(3,224)

Our operating activities, the proceeds from our issuance of stock under stock plans and existing cash and investments provided sufficient resources to fund our employee base, capital asset needs, stock repurchases, acquisitions and financing needs, in all periods presented.

As of January 3, 2004, cash and cash equivalents totaled $190.1 million, down from $205.3 million at September 30, 2003. We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. The portfolio is primarily invested in short maturity investments to minimize interest rate risk and to ensure cash is available to meet requirements as needed. The decrease in cash and cash equivalents during the first three months of 2004 consisted primarily of $16.0 million used by operations (including payments toward restructuring and other charges) and $2.9 million used for capital expenditures.

Cash used by operations was $16.0 million in the first three months of 2004, compared to $7.8 million of cash provided by operations in the first three months of 2003. Cash provided by operations in the first three months of 2003 included the receipt of a U.S. federal income tax refund of $48.2 million and the disbursement of $10.6 million for a cash contribution to a U.S. defined benefit pension plan. Cash flow from operations in the first quarter of 2004 was also affected by the following:

•	higher net losses in 2004 ($26.5 million, compared to $11.4 million in 2003), which included lower depreciation and amortization expense ($9.6 million in 2004, compared to $10.8 million in 2003); and

•	higher cash expenditures for restructuring and other charges in 2004 ($13.9 million, compared to $3.2 million in 2003).

Cash used by investing activities was $2.9 million in the first three months of 2004, compared to $5.2 million in the first three months of 2003, and was primarily for the acquisition of property and equipment and other intangible assets. Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements. Financing activities provided cash of $0.3 million in the first three months of 2004 from the issuance of common stock under our employee stock option plans. Through January 3, 2004, we had repurchased, at a cost of $366.8 million, a total of 31.2 million shares of the 40.0 million shares authorized by the Board of Directors to be repurchased under our repurchase program. There were no repurchases during the first quarter of 2004.

We lease office facilities and certain equipment under operating leases that expire at various dates through 2014, including an operating lease agreement related to our headquarters office in Needham, Massachusetts entered into in 2000, which expires in 2013, subject to certain renewal rights. These leases qualify for operating lease accounting treatment and, as such, are not included on our balance sheet. At September 30, 2003, our total contractual obligations, which include future minimum lease payments, net of sublease income, under noncancellable operating leases, pension obligations, and other purchase obligations was $286.3 million (less than one year, $60.0 million; one to three years, $76.6 million; three to five years, $54.3 million; and thereafter $95.4 million). Total contractual obligations have not changed significantly from September 30, 2003. For further information on these obligations, refer to Contractual Obligations on page 26 of our Form 10-K for the year ended September 30, 2003.

We believe that existing cash and cash equivalents, together with cash generated from operations and the issuance of common stock under our stock plans, will be sufficient to meet our working capital, financing and capital expenditure requirements through at least the next twelve months. Over the next four quarters, we expect to incur cash disbursements estimated at $19 million for restructuring and other charges incurred in the current and prior periods. Capital expenditures for 2004 are currently anticipated to be lower than capital expenditures incurred during fiscal 2003. Our cash position could be adversely affected should operating losses continue.

New Accounting Pronouncements

In accordance with recently issued accounting pronouncements, we will be required to comply with certain changes in accounting rules and regulations. See Note 6 of “Notes to Consolidated Financial Statements” included herein.

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

Other factors that may cause quarter-to-quarter revenue and earnings fluctuations or that may affect our ability to make quarter end shipments include the following:

•	our sales incentive structure is weighted more heavily toward the end of the fiscal year, and the revenue for the first quarter historically has been lower and more difficult to predict than that for the fourth quarter of the immediately preceding fiscal year;

•	variability in the levels of professional service revenues and the mix of our license and service revenues;

•	declines in license sales may adversely affect the size of our installed base and our level of service revenue;

•	our increased utilization of third parties, such as resellers, systems integrators, and other strategic partners, as distribution and delivery mechanisms for our software products and related services, which may lessen the control we have over revenue and earnings during any particular quarter; and

•	the outsourcing of our software distribution operations to third party vendors may lesson our ability to undertake corrective measures or alternative operations in the event shipping systems or processes are interrupted or are hampered due to conditions beyond our or our vendor’s control at the end of any particular quarter.

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

•	our ability to enter into agreements with appropriate third parties that can deliver our products in appropriate markets;

•	the third party’s ability to learn, promote and implement our products; and

•	our ability to efficiently manage our sales channels, by effectively coordinating and managing joint activities (including sales, marketing, implementation, support and customer service).

We may not be able to implement new initiatives successfully

Part of our success in the past has resulted from our ability to implement new initiatives. Our future operating results will continue to depend upon:

•	our successful implementation of a unified PLM product strategy, including the realignment of internal functions, the management of multiple development and distribution processes and effective mitigation of disruption that may result from organizational change;

•	our ability to deliver an integrated and comprehensive suite of solutions and to capitalize on existing synergies by offering a comprehensive product development system;

•	our ability to appropriately allocate and implement cost cutting measures, including transferring activities to lower cost regions, that increase profitability while maintaining adequate resources for effective and coordinated organizational performance;

•	the success of our sales coverage reorganization and optimization initiatives, including:

—	the effectiveness of our organizational sales model,

—	the ability of our sales representatives to learn and sell our products, and

—	our ability to broaden and effectively utilize indirect distribution channels through alliances with resellers, systems integrators, and other strategic partners;

•	our ability to anticipate and meet evolving customer requirements for PLM solutions and successfully deliver products and services at an enterprise level;

•	our ability to develop rapidly implementable point solutions that adequately address specific business challenges;

•	our ability to identify and penetrate additional industry sectors that represent growth opportunities; and

•	our ability to execute on customer satisfaction initiatives and programs in order to retain our customer base and to develop customer references upon which we can expand that base.

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

On December 17, 2003 we notified our customers of an important software issue that had recently been identified affecting numerous customers worldwide. Specifically, we announced that, if uncorrected, this software issue would cause certain inter-process communications between Pro/ENGINEER and related application modules to “time-out” prematurely on January 10, 2004. On December 19, 2003 we began to make corrective patches available to our customers, both via a small downloadable patch and, for certain customers, by making available a new maintenance build of the release of the software. Based on the number of customers contacted, the number of corrective patches distributed and general customer feedback that has generally been positive, we believe that we have successfully addressed this issue with our customers. We are uncertain, however, whether this issue may result in future negative customer and/or market reaction, which in turn could result in a material adverse impact on our financial condition or results of operations.

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

Growth in the computer aided design solutions industry has slowed

Growth in certain segments of the computer aided design solutions industry has slowed and, coupled with decreased functional differentiation among flexible engineering tools, may adversely affect our ability to penetrate the market for new customers and recapture our market share. Over the long term, we believe our emphasis on PLM solutions will allow us to differentiate our design solutions from the competition and stabilize sales of our design solutions products while we seek to increase sales of our collaboration and control solutions. However, the strategy may not be successful or may take longer than we plan. There could be a material adverse affect on our operating results in any quarter if these assumptions prove to be incorrect.

III.    Collaboration and Control Solutions and Overall PLM Related Considerations

We are attempting to capitalize on a market opportunity known as Product Lifecycle Management (PLM). It may be that our assumptions about this market opportunity are wrong, which could adversely affect our results

We have identified PLM as a new market opportunity for us, and have devoted significant resources toward capitalizing on that opportunity. Our collaboration and control solutions, together with our design solutions, allow us to offer a suite of PLM solutions and related services targeted at this market. This suite includes software and services that utilize Internet technologies to permit our customers’ employees, suppliers and customers to collaboratively develop, build, distribute and manage products throughout their entire lifecycle. Because the market for software products that allow companies to collaborate on product information on an enterprise-wide level is newly emerging and because companies have not traditionally linked customers and suppliers in this process directly, we cannot be certain as to the size of this market, whether it will grow, or whether companies will elect to utilize our products rather than attempt to develop applications internally, acquire them from other sources or to forego PLM initiatives altogether.

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

Our Windchill technology, which is central to our PLM strategy, is not yet well established in the marketplace

The success of our PLM strategy will depend in large part on the ability of our Windchill-based solutions to meet customer expectations, especially with respect to:

•	measuring and understanding the benefits of our Windchill solutions, including return on investment and value creation;

•	ease and rapidity of installation;

•	ease of use;

•	full capability, functionality and performance;

•	ability to support a large, diverse and geographically dispersed user base; and

•	quality and efficiency of the services we and our partners perform relating to implementation and configuration.

The software is still relatively new. If our customers cannot successfully deploy large-scale implementation projects or if they determine that we or our partners are unable to accommodate large-scale deployments, our operating results may be affected.

Our PLM point solutions strategy is developing

We are pursuing a strategy to provide a series of easily deployable PLM solutions that address specific business challenges that arise at points along the product lifecycle timeline (our Windchill Link solutions). These Windchill Link solutions utilize our web-based Windchill architecture as well as components of our design solutions. By offering pre-configured, fully integrated applications that can be implemented quickly, our strategy is designed both to solve customers’ problems relating to costly, large scale implementation projects and to provide customers with the ability to deploy a product development system that meets their evolving requirements. If we are unable to provide these solutions or are unable to meet customer expectations, our overall revenue may be adversely affected.

Our Windchill Link point solutions, as well as our utilization of third party service providers, may crowd out service revenue

Our introduction of our Windchill Link point solutions, which provide customers more autonomy over solving their problems, and our partnerships with third party service providers that provide implementation services directly to customers, may have an adverse affect on our service revenue. We believe that entering into these relationships and offering these solutions will best serve to expand the coverage of our PLM software solutions, generate additional license revenue and provide the necessary expertise for their implementation and support. If these assumptions prove to be inaccurate or if projected additional license revenue and/or broader market coverage does not materialize, our revenues may be adversely affected.

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

In addition, our services organization may face increasing competition for follow-on consulting, implementation and education services from other third-party consultants and service providers, including those of larger, more well known consulting firms that exert considerable influence within portions of our customer base.

To overcome the influence of larger enterprise software and consulting firms within our customer base, we must successfully demonstrate the technological superiority of our offerings as well as customer return on investment.

If the Internet does not continue to develop or reliably support the demands placed on it by electronic commerce, we may experience a loss of sales

Our success depends upon continued growth in the use of the Internet as a medium of collaboration and commerce. The use of the Internet for collaboration and commerce is still relatively new. As a result, a sufficiently broad base of companies and their supply chain may not adopt or continue to use the Internet as a medium of exchanging product information. Our PLM strategy would be seriously harmed if:

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

We are currently defending two lawsuits in which we could be liable for damages

We are currently defending a class action lawsuit claiming violations of the federal securities laws based on alleged misrepresentations regarding our reported financial results for the fiscal years 1999, 2000 and 2001 and revisions to our announced results for 2002. The consolidated amended complaint was filed on September 15, 2003 and seeks unspecified damages. We have prepared a motion to dismiss the consolidated action. In accordance with the Court’s briefing schedule, our motion, together with the plaintiff’s opposition and our reply, shall be filed with the court simultaneously by March 5, 2004. We believe the claims are without merit, and we intend to defend them vigorously. We cannot predict the ultimate resolution of this action at this time, and there can be no assurance that this action will not have a material adverse impact on our financial condition or results of operations.

On May 30, 2003, a lawsuit was filed against us in the U.S. District Court in Massachusetts by Rand A Technology Corporation and Rand Technologies Limited (collectively “Rand”). Rand historically had been our largest distributor. The complaint alleges various breaches of a revised distribution agreement entered into in December 2002, as well as other agreements between Rand and us and also asserts certain non-contract claims. The complaint, as amended, seeks equitable relief and substantial damages. On November 24, 2003, we filed our substantive response to Rand’s complaint and asserted counterclaims against Rand including, among other things, that Rand’s action in filing the lawsuit constituted a breach of the December 2002 agreement, which established certain dispute resolution procedures and which, we believe, discharged any and all claims arising prior to that date. We believe Rand’s claims are without merit and will continue to contest them vigorously. We also intend diligently to prosecute our counterclaims. We cannot predict the ultimate resolution of this action at this time, and there can be no assurance that this action will not have a material adverse impact on our financial condition or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than as disclosed in this report on Form 10-Q, there have been no significant changes in our market risk exposure as described in Item 7A: “Quantitative and Qualitative Disclosures About Market Risk” to our 2003 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures.    Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

(b)    Changes in Internal Control Over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are currently defending a class action lawsuit claiming violations of the federal securities laws based on alleged misrepresentations regarding our reported financial results for the fiscal years 1999, 2000 and 2001 and revisions to our announced results for 2002. The consolidated amended complaint was filed on September 15, 2003 and seeks unspecified damages. We have prepared a motion to dismiss the consolidated action. In accordance with the Court’s briefing schedule, our motion, together with the plaintiff’s opposition and our reply, shall be filed with the court simultaneously by March 5, 2004. We believe the claims are without merit, and we intend to defend them vigorously. We cannot predict the ultimate resolution of this action at this time, and there can be no assurance that this action will not have a material adverse impact on our financial condition or results of operations.

On May 30, 2003, a lawsuit was filed against us in the U.S. District Court in Massachusetts by Rand A Technology Corporation and Rand Technologies Limited (collectively “Rand”). Rand historically had been our largest distributor. The complaint alleges various breaches of a revised distribution agreement entered into in December 2002, as well as other agreements between Rand and us and also asserts certain non-contract claims. The complaint, as amended, seeks equitable relief and substantial damages. On November 24, 2003, we filed our substantive response to Rand’s complaint and asserted counterclaims against Rand including, among other things, that Rand’s action in filing the lawsuit constituted a breach of the December 2002 agreement, which established certain dispute resolution procedures and which, we believe, discharged any and all claims arising prior to that date. We believe Rand’s claims are without merit and will continue to contest them vigorously. We also intend diligently to prosecute our counterclaims. We cannot predict the ultimate resolution of this action at this time, and there can be no assurance that this action will not have a material adverse impact on our financial condition or results of operations.

We also are subject to various legal proceedings and claims that arise in the ordinary course of business. We currently believe that resolving these other matters will not have a material adverse impact on our financial condition or results of operations.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a).

32*	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

*    Indicates that the exhibit is being furnished with this report and is not filed as a part of it.

(b)    Reports on Form 8-K

Report Date	Description of Matters Disclosed in Form 8-K
October 22, 2003**	Form 8-K furnishing to the SEC, under Item 12, our press release issued on October 22, 2003 announcing results for the fiscal quarter and year ended September 30, 2003.

**	The inclusion in this Quarterly Report on Form 10-Q of the description of the above Form 8-K, by which we furnished a certain press release to the SEC, is for informational purposes only. Accordingly, such press release shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PARAMETRIC TECHNOLOGY CORPORATION

By:	/s/ CORNELIUS F. MOSES, III
Cornelius F. Moses, III Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 17, 2004