Form 10-Q
period 2004-04-03
PARAMETRIC TECHNOLOGY CORP
filed 2004-05-18
CIK 857005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: April 3, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES  ☒    NO  ☐

There were 268,073,578 shares of our common stock outstanding on May 7, 2004 and 268,030,621 shares of our common stock outstanding on April 3, 2004.

PARAMETRIC TECHNOLOGY CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended April 3, 2004

i

PART I—FINANCIAL INFORMATION

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	April 3, 2004	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$221,665	$205,312
Accounts receivable, net of allowance for doubtful accounts of $6,541 and $6,845, respectively	154,827	140,151
Prepaid expenses	28,781	29,616
Other current assets	54,397	41,007

Total current assets	459,670	416,086
Property and equipment, net	62,541	73,563
Goodwill (Note 5)	38,301	37,404
Other intangible assets, net (Note 5)	11,537	14,447
Other assets	33,623	36,190

Total assets	$605,672	$577,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,949	$20,569
Accrued expenses and other current liabilities	49,350	48,296
Accrued compensation and severance	53,481	55,620
Deferred revenue	214,082	173,015

Total current liabilities	334,862	297,500
Other liabilities	91,505	85,032
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 268,031 and 266,383 shares issued, respectively	2,680	2,664
Additional paid-in capital	1,657,277	1,652,303
Accumulated deficit	(1,445,329)	(1,421,963)
Accumulated other comprehensive loss	(35,323)	(37,846)

Total stockholders’ equity	179,305	195,158

Total liabilities and stockholders’ equity	$605,672	$577,690

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended		Six months ended
	April 3, 2004	March 29, 2003	April 3, 2004	March 29, 2003
Revenue:
License	$50,971	$55,284	$94,488	$106,761
Service	113,737	115,742	227,030	236,232

Total revenue	164,708	171,026	321,518	342,993

Costs and expenses:
Cost of license revenue	1,914	1,978	4,041	4,623
Cost of service revenue	38,656	50,694	88,676	99,324
Sales and marketing	57,132	77,629	115,317	159,072
Research and development	26,780	31,942	56,359	63,842
General and administrative	14,364	16,654	29,324	32,177
Amortization of intangible assets (Note 5)	1,336	1,460	2,745	2,941
Restructuring and other charges (Note 2)	16,680	—	38,300	—

Total costs and expenses	156,862	180,357	334,762	361,979

Operating income (loss)	7,846	(9,331)	(13,244)	(18,986)
Other income (expense), net	177	(887)	(313)	(1,452)

Income (loss) before income taxes	8,023	(10,218)	(13,557)	(20,438)
Provision for income taxes	4,852	4,951	9,809	6,121

Net income (loss)	$3,171	$(15,169)	$(23,366)	$(26,559)

Earnings (loss) per share—Basic and Diluted (Note 4):	$0.01	$(0.06)	$(0.09)	$(0.10)
Weighted average shares outstanding—Basic	267,515	263,796	266,895	263,193
Weighted average shares outstanding—Diluted	273,601	263,796	266,895	263,193

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended
	April 3, 2004	March 29, 2003
Cash flows from operating activities:
Net loss	$(23,366)	$(26,559)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	18,742	21,235
Other non-cash costs and expenses	3,375	974
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable	(7,053)	184
Accounts payable and accrued expenses	(8,196)	401
Accrued compensation and severance	(4,005)	(7,600)
Deferred revenue	34,624	(3,594)
Income taxes	5,545	51,546
Other current assets and prepaid expenses	(8,416)	(22,057)
Other noncurrent assets and liabilities	3,922	(11,436)

Net cash provided by operating activities	15,172	3,094

Cash flows from investing activities:
Additions to property and equipment	(4,500)	(11,305)
Additions to other intangible assets	(1,192)	(1,980)
Purchases of investments	—	(10,417)
Proceeds from sales and maturities of investments	—	10,400

Net cash used by investing activities	(5,692)	(13,302)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,771	3,905

Net cash provided by financing activities	4,771	3,905

Effect of exchange rate changes on cash and cash equivalents	2,102	1,441

Net increase (decrease) in cash and cash equivalents	16,353	(4,862)
Cash and cash equivalents, beginning of period	205,312	178,825

Cash and cash equivalents, end of period	$221,665	$173,963

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three months ended		Six months ended
	April 3, 2004	March 29, 2003	April 3, 2004	March 29, 2003
Net income (loss)	$3,171	$(15,169)	$(23,366)	$(26,559)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0 for all periods	855	(1,346)	2,045	(509)
Net unrealized gain (loss) on securities, net of tax of $0 for all periods	724	(215)	478	(232)

Other comprehensive income (loss)	1,579	(1,561)	2,523	(741)

Comprehensive income (loss)	$4,750	$(16,730)	$(20,843)	$(27,300)

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

Deferred revenue primarily relates to software maintenance agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and, if not yet paid, the related customer receivable is included in other current assets. This maintenance-related customer receivable included in other current assets at April 3, 2004 and September 30, 2003 was $50.4 million and $37.0 million, respectively.

The results of operations for the three and six months ended April 3, 2004 are not necessarily indicative of the results expected for the remainder of the fiscal year. Certain reclassifications have been made for a consistent presentation.

2.    Restructuring and Other Charges

In 2003, we announced and began implementing cost reduction initiatives designed to significantly reduce our operating cost structure. As a continuation of these cost reduction initiatives, in the second quarter and first six months of 2004 we recorded total restructuring and other charges of $16.7 million and $38.3 million, respectively. The charges include costs for severance and termination benefits related to 136 employees and 274 employees terminated during the second and first quarters, respectively, and excess facilities and other costs. The charges for excess facilities are primarily related to gross lease commitments in excess of estimated sublease income for excess facilities. Of the total restructuring and other charges, $0.7 million and $1.6 million for the second quarter and first six months of 2004, respectively, were non-cash for the write-off of leasehold improvements related to the excess facilities.

Over the remainder of 2004, we expect to incur restructuring and other charges aggregating approximately $5 million in conjunction with the continuation of the cost reduction initiatives begun in 2003. These expected restructuring and other charges are incremental to the charges recorded in the first six months of 2004 and will be primarily related to employee severance and termination benefits and excess facilities.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes restructuring accrual activity for the three and six months ended April 3, 2004:

	Three months ended April 3, 2004			Six months ended April 3, 2004
	Employee Severance and Related Benefits	Facility Closures and Other Costs	Total	Employee Severance and Related Benefits	Facility Closures and Other Costs	Total
Beginning balance	$6,104	$43,640	$49,744	$4,843	$38,106	$42,949
Charges to operations	6,951	9,729	16,680	19,216	19,084	38,300
Cash disbursements	(9,175)	(5,661)	(14,836)	(20,179)	(8,554)	(28,733)
Non-cash utilization	—	(663)	(663)	—	(1,591)	(1,591)

Balance, April 3, 2004	$3,880	$47,045	$50,925	$3,880	$47,045	$50,925

The accrual for facility closures and related costs is included in current liabilities (accrued expenses and other current liabilities) and long-term liabilities (other liabilities) in the consolidated balance sheets, and the accrual for employee severance and related benefits is included in accrued compensation and severance. We expect to make cash disbursements related to these accrued restructuring and other charges of approximately $17 million within the next twelve months. The remaining payments of approximately $34 million primarily relate to excess facilities and are expected to be paid out through 2013.

3.    Valuation of Employee Stock Plans

We offer an employee stock purchase plan (ESPP) for all eligible employees. Under the current plan, which qualifies as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code, shares of our common stock can be purchased at 85% of the lower of the fair market value of the stock on the first or the last day of each six-month offering period, with certain limitations. In addition, we have stock option plans for employees, directors, officers and consultants that provide for issuance of nonqualified and incentive stock options as well as restricted stock awards and stock appreciation rights. The option exercise price is typically the fair market value at the date of grant. These options generally vest over four years and expire ten years from the date of grant, although other vesting terms are permitted. These stock plans are described more fully in Note J to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

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

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As permitted by APB No. 25, we generally have not recognized compensation expense in connection with stock option grants to employees, directors and officers under our plans. The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to all stock-based awards to employees.

	Three months ended		Six months ended
	April 3, 2004	March 29, 2003	April 3, 2004	March 29, 2003
Net income (loss), as reported	$3,171	$(15,169)	$(23,366)	$(26,559)
Stock-based employee compensation cost included in reported net income (loss), net of tax of $0 for all periods	109	109	218	219
Stock-based employee compensation expense determined under fair value based method, net of tax of $0 for all periods	(8,841)	(14,075)	(18,149)	(28,961)

Pro forma net loss	$(5,561)	$(29,135)	$(41,297)	$(55,301)

Earnings (loss) per share:
Basic and diluted-as reported	$0.01	$(0.06)	$(0.09)	$(0.10)
Basic and diluted-pro forma	$(0.02)	$(0.11)	$(0.15)	$(0.21)

The illustrative disclosures above include the amortization of the fair value of all options over their vesting schedules. The pro forma net loss for all periods includes an income tax valuation allowance fully offsetting any income tax benefit related to the stock-based employee compensation expense for those periods. The effects indicated above of applying SFAS No. 123 are not necessarily representative of the effects on similar illustrative disclosures in future years.

The fair value of options granted has been estimated at the date of grant using the Black-Scholes option-pricing model assuming the following weighted-average assumptions:

	2004	2003
Expected life of options (years)	4.0	4.0
Expected life of ESPP shares (months)	6.0	6.0
Risk-free interest rates for options	3.0-3.4%	2.9-3.2%
Risk-free interest rates for ESPP shares	1.2-3.3%	2.4-3.0%
Volatility	75%	75%
Dividend yield	—	—

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

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock options to purchase 47.4 million and 68.6 million shares for the second quarter of 2004 and 2003, respectively, and 47.9 million and 70.3 million shares for the first six months of 2004 and 2003, respectively, had exercise prices per share that were greater than the average market price of our common stock for those periods. These shares were excluded from the computation of diluted EPS as the effect would have been anti-dilutive. Due to the net losses generated in the second quarter of 2003 and the first six months of 2004 and 2003, the effect of outstanding stock options for the purchase of an additional 2.8 million, 19.9 million and 1.6 million shares, respectively, was excluded from the computation of diluted EPS as the effect would have been anti-dilutive.

	Three months ended		Six months ended
	April 3, 2004	March 29, 2003	April 3, 2004	March 29, 2003
Net income (loss)	$3,171	$(15,169)	$(23,366)	$(26,559)

Weighted average shares outstanding	267,515	263,796	266,895	263,193
Dilutive effect of employee stock options	6,086	—	—	—

Diluted shares outstanding	273,601	263,796	266,895	263,193

Basic earnings (loss) per share	$0.01	$(0.06)	$(0.09)	$(0.10)
Diluted earnings (loss) per share	$0.01	$(0.06)	$(0.09)	$(0.10)

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

The following goodwill and other intangible assets are included in the accompanying consolidated balance sheets:

	April 3, 2004			September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill and intangible assets with indefinite lives (not amortized):
Goodwill	$143,614	$105,313	$38,301	$140,310	$102,906	$37,404
Trademarks	10,197	6,099	4,098	9,925	5,939	3,986

Sub-total	153,811	111,412	42,399	150,235	108,845	41,390
Intangible assets with finite lives (amortized):
Purchased software	28,842	26,842	2,000	28,482	24,482	4,000
Capitalized software	22,547	17,114	5,433	21,354	15,636	5,718
Customer lists	8,901	8,901	—	8,631	7,946	685
Other	316	310	6	316	258	58

Sub-total	60,606	53,167	7,439	58,783	48,322	10,461

Total goodwill and other intangible assets	$214,417	$164,579	$49,838	$209,018	$157,167	$51,851

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in the carrying amounts of goodwill and other intangible assets for the six months ended April 3, 2004 is affected by foreign currency translation adjustments related to those asset balances that are recorded in non-U.S. currencies.

The aggregate amortization expense for intangible assets with finite lives recorded for the three and six months ended April 3, 2004 was $2.2 million and $4.2 million, respectively, and for the three and six months ended March 29, 2003 was $2.0 million and $4.1 million, respectively. Of those amounts, $1.3 million and $2.7 million for the three and six months ended April 3, 2004, respectively, and $1.5 million and $2.9 million for the three and six months ended March 29, 2003, respectively, was recorded as amortization of other intangible assets and $0.9 million and $1.5 million for the three and six months ended April 3, 2004 and $0.5 million and $1.2 million for the three and six months ended March 29, 2003, respectively, was recorded as cost of license revenue. The estimated aggregate future amortization expense for intangible assets with finite lives remaining as of April 3, 2004 is $3.9 million for the remainder of 2004, $1.6 million for 2005, $1.5 million for 2006 and $0.4 million for 2007.

6.    Recent Accounting Pronouncements

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (FASB) issued FIN No. 46, Consolidation of Variable Interest Entities and, in December 2003, issued a revision to that interpretation (FIN No. 46R). FIN No. 46R replaces FIN No. 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (VIE) is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN No. 46R establishes standards for determining under what circumstances VIE’s should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. FIN No. 46R requires that if an entity has a controlling financial interest in a VIE, the assets, liabilities and results of activities of the VIE should be included in the consolidated financial statements of the entity. The provisions of FIN No. 46R were effective immediately for all arrangements entered into after January 31, 2003 and in the second quarter of fiscal 2004 for those arrangements entered into prior to January 31, 2003. The adoption of FIN No. 46R did not have a material impact on our financial position or results of operations.

Pension Plan Disclosures

In December 2003, the FASB issued a revision to SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS No. 132R), relating to financial statement disclosures for defined benefit plans. The change replaces existing FASB disclosure requirements for pensions. SFAS No. 132R requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. SFAS No. 132R will require companies to disclose plan assets by category, such as equity, debt, and real estate and a description of investment policies and strategies and target allocation percentages, or target ranges, for those asset categories. Projections of future benefit payments and an estimate of contributions to be made in the next year to fund pension and other post employment benefit plans also will be required. The guidance for the annual disclosure requirements is effective for fiscal years ending after December 15, 2003.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following amounts of net periodic pension cost have been recorded in the accompanying consolidated statements of operations:

	Three months ended		Six months ended
	April 3, 2004	March 29, 2003	April 3, 2004	March 29, 2003
Interest cost of projected benefit obligation	$1,815	$2,200	$3,582	$4,887
Expected return on plan assets	(1,431)	(1,700)	(2,835)	(3,745)
Amortization of prior service cost	5	2	9	10
Recognized actuarial loss	500	554	988	1,210

Net periodic pension cost	$889	$1,056	$1,744	$2,362

We have made employer contributions to our pension plans totaling $0.8 million for the first six months of 2004 and expect to make additional contributions of approximately $3.9 million in 2004.

7.    Segment Information

We operate within a single industry segment—computer software and related services. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is our executive officers. We have two operating segments: (1) software products, which includes license and maintenance revenue (including new releases and technical support); and (2) services, which includes consulting, implementation, education and other support revenue. For external reporting purposes (as shown in our consolidated statements of operations), maintenance revenue is included in Service Revenue. We do not allocate certain sales, marketing or administrative expenses to our operating segments, as these activities are managed separately. Within our software products operating segment, we have two software product categories: (1) our computer aided design, manufacturing and engineering software (design solutions), including our flagship Pro/ENGINEER® design software, which provide engineering solutions to our customers, and (2) our collaboration and data management technologies (collaboration and control solutions), including our Windchill® software suite, which provide information management solutions to our customers.

In the second quarter of 2003, with the launch of Pro/ENGINEER Wildfire™, we began selling a product development system package called “Flex 3C” for Create, Collaborate and Control. This package is configured to meet the needs of the high-end design engineer working in a process-oriented environment. It includes Pro/ENGINEER Wildfire with advanced engineering modules, Windchill ProjectLink™ and Windchill PDMLink™ as a data management option. Because the package includes both design solutions and collaboration and control solutions, for purposes of reporting revenues by product categories, we developed a revenue allocation methodology in conjunction with Pro/ENGINEER Wildfire pricing and packaging. New Flex 3C revenue is allocated 90% to our design solutions and 10% to our collaboration and control solutions. Revenue from upgrades to the Flex 3C package is allocated 50% to our design solutions and 50% to our collaboration and control solutions. As we continue to offer packages that include both design solutions products and collaboration and control solutions products, the delineation between the two product lines may become less meaningful and, accordingly, we may revise our product categories.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The revenue and operating income (loss) attributable to these operating segments are summarized as follows:

	Three months ended		Six months ended
	April 3, 2004	March 29, 2003	April 3, 2004	March 29, 2003
Revenue:
Software Products Segment:
License:
Design solutions	$38,026	$40,102	$67,822	$75,820
Collaboration and control solutions	12,945	15,182	26,666	30,941

Total software products license revenue	50,971	55,284	94,488	106,761
Maintenance: (1)
Design solutions	68,616	68,092	136,151	141,023
Collaboration and control solutions	10,991	7,944	21,831	15,584

Total software products maintenance revenue	79,607	76,036	157,982	156,607

Total software products revenue	130,578	131,320	252,470	263,368
Services Segment:
Design solutions	16,319	20,280	32,851	39,986
Collaboration and control solutions	17,811	19,426	36,197	39,639

Total services revenue	34,130	39,706	69,048	79,625
Total Revenue:
Design solutions	122,961	128,474	236,824	256,829
Collaboration and control solutions	41,747	42,552	84,694	86,164

Total revenue	$164,708	$171,026	$321,518	$342,993

Operating income (loss): (2)(3)
Software products segment	$90,659	$84,088	$161,637	$168,915
Services segment	(3,938)	864	(11,318)	3,348
Distribution expenses (4)	(62,369)	(77,629)	(130,060)	(159,072)
Unallocated expenses (5)	(16,506)	(16,654)	(33,503)	(32,177)

Total operating income (loss)	$7,846	$(9,331)	$(13,244)	$(18,986)

(1)	Maintenance revenue is included in Service Revenue in the consolidated statements of operations.
(2)	The operating income (loss) reported does not represent the total operating results for each operating segment as it does not contain an allocation of sales, marketing, corporate and general administrative expenses incurred in support of the operating segments.
(3)	In the second quarter and first six months of 2004, software products included $3.6 million and $8.5 million, services included $5.7 million and $10.9 million, distribution expenses included $5.2 million and $14.7 million and unallocated expenses included $2.2 million and $4.2 million, respectively, of the $16.7 million and $38.3 million of restructuring and other charges recorded in those periods.
(4)	Distribution expenses represent all sales and marketing expenses, including the related portion of restructuring and other charges.
(5)	Unallocated expenses represent all corporate and general and administrative expenses, including the related portion of restructuring and other charges.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Data for the geographic regions in which we operate is presented below:

	Three months ended		Six months ended
	April 3, 2004	March 29, 2003	April 3, 2004	March 29, 2003
Revenue:
North America	$54,921	$67,762	$111,752	$136,254
Europe (1)	61,481	57,605	120,644	117,381
Asia/Pacific (2)	48,306	45,659	89,122	89,358

Total revenue	$164,708	$171,026	$321,518	$342,993

(1)	Includes revenue in Germany totaling $18.8 million and $15.8 million for the three months ended April 3, 2004 and March 29, 2003, respectively, and $38.2 million and $34.3 million for the six months ended April 3, 2004 and March 29, 2003, respectively.
(2)	Includes revenue in Japan totaling $32.4 million and $23.3 million for the three months ended April 3, 2004 and March 29, 2003, respectively, and $54.0 million and $46.7 million for the six months ended April 3, 2004 and March 29, 2003, respectively.

Total long-lived assets by geographic region have not changed significantly from September 30, 2003.

8.    Commitments and Contingencies

Legal Proceedings

We are currently defending a class action lawsuit claiming violations of the federal securities laws based on alleged misrepresentations regarding our reported financial results for the fiscal years 1999, 2000 and 2001 and revisions to our announced results for 2002. The case is pending in the U.S. District Court for the District of Massachusetts. The consolidated amended complaint was filed on September 15, 2003 and seeks unspecified damages. We have filed a motion to dismiss the consolidated action and the court held a hearing on our motion on April 28, 2004. The motion currently is under consideration by the court. We believe the claims are without merit, and we intend to defend them vigorously. We cannot predict the ultimate resolution of this action at this time, and there can be no assurance that this action will not have a material adverse impact on our financial condition or results of operations.

On May 30, 2003, a lawsuit was filed against us in the U.S. District Court for the District of Massachusetts by Rand A Technology Corporation and Rand Technologies Limited (collectively “Rand”). Rand historically had been our largest distributor. The complaint alleges various breaches of a revised distribution agreement entered into in December 2002, as well as other agreements between Rand and us, and also asserts certain non-contract claims. The complaint, as amended, seeks equitable relief and substantial damages. On November 24, 2003, we filed our substantive response to Rand’s complaint and asserted counterclaims against Rand including, among other things, that Rand’s action in filing the lawsuit constituted a breach of the December 2002 agreement, which established certain dispute resolution procedures and which, we believe, discharged any and all claims arising prior to that date. We believe Rand’s claims are without merit and will continue to contest them vigorously. We also intend diligently to prosecute our counterclaims. We cannot predict the ultimate resolution of this action at this time, and there can be no assurance that this action will not have a material adverse impact on our financial condition or results of operations.

We also are subject to various legal proceedings and claims that arise in the ordinary course of business. We currently believe that resolving these other matters will not have a material adverse impact on our financial condition or results of operations.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantees and Indemnification Obligations

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

Executive Overview

Over the last several years, we have been transforming Parametric Technology Corporation (PTC) from a one-product company in a mature mechanical computer-aided design, manufacturing and engineering (CAD/CAM/CAE) market to a multi-product company in the emerging product lifecycle management (PLM) market. Our core business focus has been to provide design solutions to customers through our flagship Pro/ENGINEER® design software. Revenue associated with our design solutions continues to comprise a majority of our revenue today. Although, as discussed below, revenue associated with our design solutions improved sequentially in the second quarter of 2004, the discrete market for computer-aided design solutions has been declining, and our revenue in this market also has declined. The decline in our design solutions revenue is attributable to several factors, including customers’ unwillingness to invest in this market during difficult economic conditions, the relative saturation and increased competitiveness of the North American and European markets for design solutions, as well as the relative difficulty of displacing incumbent software vendors within this finite market.

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

To position our company to capitalize on the opportunity presented by the emerging PLM market, we have, among other things, significantly remodeled our product lines, overhauled our distribution infrastructure, and created marketing and sales tools aimed at educating our customers on the benefits of our offerings. Much of this investment occurred during the recent economic downturn, which in turn put pressure on our revenue performance and operating profitability. Nevertheless, using cash built up during the 1990s when we experienced sustained growth with our design solutions, as well as using cash generated from our ongoing operations, we were able to proceed with these strategic investments. We believe that our investment in this strategy will contribute to our success over the long term. We recently have introduced award winning products that allow our customers to implement a scalable product development system that meets their requirements for both functionality and return on investment, two critical variables in today’s economic environment. With a good portion of this business transformation investment behind us, beginning in 2003 and continuing during 2004 we embarked on cost cutting initiatives in an effort to improve profitability. Although these reductions may impact overall revenue growth, we expect these cost reductions will improve our overall profitability and provide operating leverage.

Looking forward, our overall performance will depend on, among other factors: (i) improved economic conditions and the strengthening of technology spending in the global manufacturing sector; (ii) our ability to elevate PLM expenditures over other technology spending as a budgetary priority among our customers; (iii) our ability to successfully execute our product strategy to provide an integrated, easy to use and rapidly deployable suite of PLM software solutions that customers can deploy to create a product development system that meets their evolving requirements; and (iv) our ability to differentiate our products and services from those of our competitors, including larger companies with established enterprise relationships with our customers. Our enhanced suite of PLM software solutions provides the foundation for our future growth, as these solutions expand upon traditional high-end design products (for which the market has declined) and allow us to offer our customers a comprehensive product development system. We must accordingly focus on enhancing and marketing our product and service offerings so that our customers are able to recognize clearly and understand their advantages.

Our performance also will depend on our ability to undertake our strategic initiatives while at the same time executing our current expense control initiatives. Specifically, in 2003, we began implementing cost cutting initiatives (discussed further below) designed to reduce our quarterly operating cost structure to approximately $150 million, excluding restructuring charges, by the end of fiscal 2004. As of the end of the second quarter of 2004, those cost reductions have reduced our quarterly operating cost structure, excluding restructuring charges, to under $150 million. In connection with these reductions, we incurred $38.3 million of restructuring charges in the first six months of 2004 and we expect to incur restructuring charges of approximately $5 million during the remainder of 2004. Our ability to implement these measures while minimizing disruption to our organization will be an important determinant of our future success.

Finally, our success also will depend on other factors, including: (i) our ability to optimize our sales and services coverage and productivity through, among other means, effective utilization and management of our resellers and other strategic partners as well as our own sales force; (ii) our ability to further improve customer satisfaction and to build customer references; (iii) our effective management of our development resources; (iv) our success at penetrating strategic emerging markets; and (v) our ability to migrate our customers to a more robust PLM product development system. We believe that we have made progress on these initiatives; however, spending in our sector of the economy has been weak and prospects remain uncertain. Although recent economic indicators suggest that technology spending is expected to increase modestly in calendar 2004, technology spending in the manufacturing sector is expected to lag behind overall increases in technology spending. In addition, although we likely would benefit from renewed economic growth and improvements in technology spending in the manufacturing sector, any revenue improvement is likely to lag any such growth and increased spending by six to nine months due to the length of our sales cycles.

Additional factors affecting our revenues and operating results are identified under “Important Factors That May Affect Future Results” below.

Our Business

The following overview of PTC’s business may be helpful in understanding the detailed analysis of our results of operations and financial condition that follows.

PTC, founded in 1985 and headquartered in Needham, MA, develops, markets and supports PLM software solutions and related services that help manufacturers improve the competitiveness of their products and product development processes. Our solutions, which include a suite of mechanical computer-aided design tools (our design solutions) and a range of collaboration and data management technologies (our collaboration and control solutions), enable manufacturing companies to create virtual computer-based products (digital products), collaborate on designs within the enterprise and throughout the extended supply chain, and control the digital product information throughout the product lifecycle. This results in streamlined engineering processes, improved product quality, optimized product information management and reduced cost and time-to-market cycles. Our PLM software solutions are complemented by our experienced services and technical support organizations, as well as resellers, systems integrators, and other strategic partners, who provide training, consulting, ancillary product offerings, implementation and support to customers worldwide.

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

In 2003, we commenced shipment of Pro/ENGINEER Wildfire™, the most recent release of our Pro/ENGINEER design solution and in May 2004 we released version 2.0 of this product. Pro/ENGINEER Wildfire is designed to offer design engineers enhanced ease-of-use and the ability to integrate design tools with our collaboration and control solutions. The product’s new user interface makes it more competitive with lower end modeling tools on the market that are known for ease-of-use, while maintaining the powerful functionality of Pro/ENGINEER. Additionally, Pro/ENGINEER Wildfire is the first CAD system with an embedded web browser and native support for web services. The combination of Pro/ENGINEER and Windchill® on an integral, Internet-based, interoperable architecture enables us to offer customers a product development system that supports a multi-user, distributed environment and complex product development processes. Pro/ENGINEER Wildfire also offers optional peer-to-peer design conferencing from within the application, enabling enhanced real-time collaboration with a distributed design team.

COLLABORATION AND CONTROL SOLUTIONS

Since their introduction in 1998, our collaboration and control solutions have evolved to address expanding customer needs. The cornerstone of our collaboration and control solutions is our suite of Windchill® based products. Windchill is currently sold in two forms based on the common Windchill infrastructure: our Windchill Link solutions and configurable Windchill Modules for enterprise-level PLM.

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

Subsequent to the second quarter of 2004, we announced the acquisition of OHIO Design Automation, Inc., a maker of collaboration solutions for electronics design. This acquisition will allow us to better serve the high technology and electronics industries by enabling the dynamic management of design information from electronics design automation vendors. We have begun to integrate OHIO Design Automation’s technology into the Windchill product line and expect to provide integrated product functionality within six to nine months. In addition, we will continue to offer the technology on a stand-alone basis. Although this is a strategic investment to augment our Windchill solutions, OHIO Design Automation’s revenues on a historic stand-alone basis were not significant.

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

Results of Operations

The following is an overview of our results of operations for the second quarter and first six months of 2004. A detailed discussion regarding these results follows the table below.

•	Total revenue was $164.7 million for the second quarter of 2004, compared to $171.0 million for the second quarter of 2003. Total revenue was $321.5 million for the first six months of 2004 compared to $343.0 for the first six months of 2003.

•	Our year-over-year second quarter revenue declined 4%, reflecting an 8% decrease in software license revenue and a 2% decrease in service revenue. Our year-over-year six-month revenue declined 6%, reflecting an 11% decrease in software license revenue and a 4% decrease in service revenue.

•	Our year-over-year collaboration and control solutions revenue decreased 2% to $41.7 million for the second quarter of 2004 from $42.5 million for the second quarter of 2003. Our year-over-year collaboration and control solutions revenue decreased 2% to $84.7 million for the first six months of 2004 from $86.2 million for the first six months of 2003.

•	Our year-over-year design solutions revenue decreased 4% to $123.0 million for the second quarter of 2004 from $128.5 million for the second quarter of 2003. Our year-over-year design solutions revenue decreased 8% to $236.8 million for the first six months of 2004 compared to $256.8 million for the first six months of 2003.

•	On a sequential basis from the previous quarter, our collaboration and control solutions revenue for the second quarter of 2004 decreased 3% and our design solutions revenue increased 8%.

•	Total costs and expenses decreased 13% to $156.9 million, including $16.7 million of restructuring and other charges for the second quarter of 2004 and a one-time benefit to cost of service revenue of $5 million, from $180.4 million for the second quarter of 2003. Total costs and expenses decreased 8% to $334.8 million, including $38.3 million of restructuring and other charges for the first six months of 2004, from $362.0 million for the first six months of 2003. There were no restructuring and other charges in the first six months of 2003.

•	For the second quarter of 2004, we had net income of $3.2 million, compared to a net loss of $15.2 million for the second quarter of 2003. For the first six months of 2004, we incurred a net loss of $23.4 million, compared to a net loss of $26.6 million for the first six months of 2003.

The following table shows certain consolidated financial data as a percentage of our total revenue for the second quarter and first six months of 2004 and 2003:

	Three months ended		Six months ended
	April 3, 2004	March 29, 2003	April 3, 2004	March 29, 2003
Revenue:
License	31%	32%	29%	31%
Service	69	68	71	69

Total revenue	100	100	100	100

Costs and expenses:
Cost of license revenue	1	1	1	1
Cost of service revenue	23	29	28	29
Sales and marketing	35	45	36	46
Research and development	16	19	17	19
General and administrative	9	10	9	9
Amortization of intangible assets	1	1	1	1
Restructuring and other charges	10	—	12	—

Total costs and expenses	95	105	104	105

Operating income (loss)	5	(5)	(4)	(5)
Other income (expense), net	—	(1)	—	(1)

Income (loss) before income taxes	5	(6)	(4)	(6)
Provision for income taxes	3	3	3	2

Net income (loss)	2%	(9)%	(7)%	(8)%

Revenue

Total Revenue

Our revenue consists of software license revenue and service revenue, which includes software maintenance as well as consulting, implementation, education and other technical support revenue. We presently report our revenue in two product categories: (1) our collaboration and data management technologies (collaboration and control solutions), including our Windchill web-based software, and (2) our computer aided design, manufacturing and engineering software (design solutions), including our flagship Pro/ENGINEER design software. The following table illustrates trends from the second quarter and first six months of 2003 to the second quarter and first six months of 2004 in our software license revenue and in our service revenue, as well as in our two product categories:

	Three months ended			Six months ended
	April 3, 2004	March 29, 2003	Percent Change	April 3, 2004	March 29, 2003	Percent Change
	(Dollar amounts in millions)
License revenue	$51.0	$55.3	(8)%	$94.5	$106.8	(11)%
Service revenue:
Maintenance revenue	79.6	76.0	5%	158.0	156.6	1%
Other service revenue	34.1	39.7	(14)%	69.0	79.6	(13)%

Total service revenue	113.7	115.7	(2)%	227.0	236.2	(4)%

Total revenue	$164.7	$171.0	(4)%*	$321.5	$343.0	(6)%*

Revenue by product category:
Collaboration and control solutions revenue	$41.7	$42.5	(2)%	$84.7	$86.2	(2)%
Design solutions revenue	$123.0	$128.5	(4)%	$236.8	$256.8	(8)%

*	On a consistent foreign currency basis from the prior period, total revenue decreased 11% and 7% in the second quarter and first six months of 2004, respectively, compared to the second quarter and first six months of 2003.

While total revenue in the second quarter of 2004 increased slightly from the first quarter of 2004, revenue in the second quarter of 2004 continued to be adversely affected by ongoing weakness in technology spending in the global manufacturing economy, continued reluctance of our customers to consummate large, enterprise-wide software purchases, the relative saturation and increased competitiveness of the North American and European markets for design solutions and the relative infancy of the PLM market. We derived 67% and 60% of our total revenue from sales to customers outside of North America in the second quarter of 2004 and 2003, respectively, and 65% and 60% for the first six months of 2004 and 2003, respectively. North American revenues were 19% and 18% lower in the second quarter and first six months of 2004 than in the second quarter and first six months of 2003, while sales in Europe were up 7% and 3% (down 9% and 11% on a consistent foreign currency basis) for the second quarter and first six months of 2004, respectively, and sales in Asia-Pacific were up 6% (down 2% on a consistent foreign currency basis) in the second quarter of 2004 over the same period in 2003 and were flat for the first six months of 2004 compared to the first six months of 2003. On a consistent foreign currency basis, Asia-Pacific revenue grew 16 percent sequentially from the first quarter of 2004. This growth was primarily attributable to several larger deals in Japan, where we completed five of our ten largest transactions during the quarter.

License revenue accounted for 31% and 32% of total revenue in the second quarter of 2004 and 2003, respectively, and 29% and 31% of total revenue in the first six months of 2004 and 2003, respectively. Service revenue, which has a lower gross profit margin than license revenue, accounted for 69% and 68% of total revenue in the second quarter of 2004 and 2003, respectively, and 71% and 69% of total revenue in the first six months of 2004 and 2003, respectively. Maintenance revenue for the second quarter of 2004 was up 5% over the second quarter of 2003 (down 4% on a consistent foreign currency basis) and up 2% sequentially while other service revenue for the second quarter of 2004 was down 14% over the second quarter of 2003 and down 2% sequentially. Although the decrease in service revenue for both the second quarter and first six months of 2004, as compared to 2003, were less than those in license revenue, service revenue has been, and may continue to be, adversely affected by lower license sales in current and prior periods. Our other service revenue (consulting, implementation, education and other support revenue) also has been adversely affected by the removal of a portion of our services delivery headcount in connection with our cost reductions.

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

We have been building and diversifying our reseller channel to become less dependent on a small number of distributors and to provide the resources necessary for more effective distribution of our products. Although we typically receive lower revenue per seat for an indirect sale versus a direct sale, we believe that utilizing diverse and geographically dispersed distributors that focus on smaller businesses will provide an efficient and cost effective means to reach these customers, while allowing our direct sales force to focus on higher dollar sales opportunities. License sales from our reseller channel, which are primarily for design solutions, were $14.2 million and $14.0 million in the second quarter of 2004 and 2003, respectively, and $27.6 million and $27.0 million in the first six months of 2004 and 2003, respectively. In 2003, our new major European distributor, Mensch und Maschine, began selling our design solutions and we aligned almost all of our existing European resellers under this new structure. Mensch und Maschine is responsible for building and managing a network of PTC resellers and has devoted resources to training and marketing throughout Europe to help make these resellers successful. While we expect that, over the long-term, this relationship will expand our coverage of the European market, we do not expect that this new relationship will have a material impact on our near-term operating results.

Our largest distributor historically had been Rand A Technology Corporation. Rand’s distribution rights for certain territories expired on December 31, 2003 and, for the remaining territories, expired at the end of March 2004. Rand retains certain rights to provide training and consulting to customers through calendar year 2004, with an option to renew through calendar year 2005. We do not expect that the expiration of Rand’s distribution rights will have a material effect on our operating results, as the customers formerly serviced by Rand may now be serviced by PTC directly or by other PTC resellers. We are also currently involved in a lawsuit with Rand, as described in Part II, Item 1, “Legal Proceedings”. We are uncertain how this lawsuit will impact our future financial results.

Collaboration and Control Solutions Revenue

The following table illustrates trends from the second quarter and first six months of 2003 to the second quarter and first six months of 2004 in our collaboration and control solutions software license revenue and service revenue:

	Three months ended			Six months ended
	April 3, 2004	March 29, 2003	Percent Change	April 3, 2004	March 29, 2003	Percent Change
	(Dollar amounts in millions)
Collaboration and control solutions:

License revenue	$12.9	$15.2	(15)%	$26.7	$31.0	(14)%
Service revenue:
Maintenance revenue	11.0	7.9	38%	21.8	15.6	40%
Other service revenue	17.8	19.4	(8)%	36.2	39.6	(9)%

Total service revenue	28.8	27.3	5%	58.0	55.2	5%

Total revenue	$41.7	$42.5	(2)%	$84.7	$86.2	(2)%

Total revenue from our collaboration and control solutions software and related services was 25% of our total revenue in both the second quarter of 2004 and 2003, and 26% and 25% of our total revenue in the first six months of 2004 and 2003, respectively.

Total collaboration and control solutions revenue declined 2% year over year and 3% sequentially, the result of decreased license and consulting service revenue partially offset by growth in maintenance revenue. Collaboration and control license revenue in the second quarter of 2004 declined 15% year-over-year and 6% sequentially. The declines in our collaboration and control solutions license revenue are attributable in part to a decrease in the number of large license transactions, which reflects a continued shift by customers toward purchasing PLM solutions in incremental fashion. We are addressing this buying preference with our Windchill Link solutions (described below), as well as with our Product Development System adoption roadmap, which provides customers with a suggested approach for purchasing and implementing our solutions in stages.

The increase in maintenance revenue for all periods presented is attributable to a growing user base of our Windchill solutions and the introduction of our Flex 3C package in 2003. The decrease in other service revenue reflects lower consulting and training revenues primarily resulting from prior period decreases in license revenue. Other service revenues have been also adversely affected by the removal of a portion of our delivery capacity in connection with our cost reductions.

As indicated above, to improve our ability to provide PLM solutions to a broader range of customers and to complement our enterprise offerings, we have introduced Windchill-based point solutions targeted at specific business-critical PLM processes (our Windchill Link solutions). Our Windchill Link solutions license revenue as a percent of our total collaboration and control solutions license revenue was 56% and 62% for the second quarters of 2004 and 2003, respectively. Although the percent of our Windchill Link solutions license revenue as a percent of our total collaboration and control solutions license revenue is down in the second quarter of 2004 from the second quarter of 2003, it is up from 40% in the first quarter of 2004. We believe our Windchill Link solutions address a growing customer demand for better return on investment as they can be implemented easily and quickly. As the requirements of our customers and the general market change, we plan periodically to evaluate the need for additional solutions.

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

Design Solutions Revenue

The following table illustrates trends from the second quarter and first six months of 2003 to the second quarter and first six months of 2004 in our design solutions software license revenue and service revenue:

	Three months ended			Six months ended
	April 3, 2004	March 29, 2003	Percent Change	April 3, 2004	March 29, 2003	Percent Change
	(Dollar amounts in millions)
Design solutions:

License revenue	$38.1	$40.1	(5)%	$67.8	$75.8	(11)%
Service revenue:
Maintenance revenue	68.6	68.1	1%	136.2	141.0	(3)%
Other service revenue	16.3	20.3	(20)%	32.8	40.0	(18)%

Total service revenue	84.9	88.4	(4)%	169.0	181.0	(7)%

Total revenue	$123.0	$128.5	(4)%	$236.8	$256.8	(8)%

Total revenue from our design solutions software and related services was 75% of our total revenue in the second quarter of both 2004 and 2003 and 74% and 75% of our total revenue for the first six months of 2004 and 2003, respectively. Design solutions license revenue of $38.1 million, although representing a 5% quarterly decline year-over-year, represented an improvement of 28% sequentially from the first quarter of 2004. Compared to the second quarter of 2003, design solutions license revenue in the second quarter of 2004 reflects a decrease in the average price per seat of 24%. The decrease in the average price per seat is attributable, in part, to a higher mix of lower-end software packages being sold due to growing acceptance of Pro/ENGINEER Wildfire in the low-end of the MCAD market as well as to an increased mix of sales completed by resellers, for which we receive lower revenue. Sequentially, the average price per seat was up 12%, and the total number of new seats added during the second quarter of 2004 was up both sequentially—14% higher than new seats added during the first quarter of 2004, and year-over-year—25% higher than new seats added in the second quarter of 2003. The decrease in design solutions service revenue is due in large part to the lag effect of license revenue declines in prior periods and has been also adversely affected by the removal of a portion of our delivery capacity in connection with our cost reductions.

Design solutions revenue continues to be adversely affected by: (i) weakness in technology spending in the global manufacturing economy, which has led to a decline in large-dollar license transactions; (ii) increased competition and price pressure from products offering more limited functionality at lower cost; (iii) the relative maturity and saturation of the North American and European markets; and (iv) the difficulty associated with displacing incumbent product design systems in the discrete market for computer-aided design solutions.

To address the decline in our design solutions revenue, we have introduced design solutions packages that have price points, functionality and ease-of-use features that appeal to a broader spectrum of design solution users. Pro/ENGINEER Wildfire, released in February 2003 and updated with Pro/ENGINEER Wildfire 2.0 in May 2004, supports web interfaces and Windchill-based interfaces and provides customers with the opportunity to integrate more readily traditional design solutions with collaboration and control solutions. The product’s user interface makes it more competitive with lower-end modeling tools on the market that are known for ease-of-use, while maintaining the powerful functionality of Pro/ENGINEER. The new web interface, which is unique to Pro/ENGINEER, offers a differentiated design solution to manufacturing companies looking for a complete product development system. All Pro/ENGINEER customers on an active maintenance plan receive Pro/ENGINEER Wildfire as a maintenance release consistent with their current configurations. We also offer various technology and service upgrade packages, allowing customers to upgrade from their existing product configuration to the full suite of Pro/ENGINEER Wildfire functionality.

Revenue By Geography (in millions)

Costs and Expenses

Total costs and expenses decreased 13% to $156.9 million in the second quarter of 2004, compared to $180.4 million in the second quarter of 2003, and decreased 7% to $334.8 million in the first six months of 2004, compared to $362.0 million in the first six months of 2003. The decrease in the second quarter and first six months of 2004 is due primarily to lower costs related to headcount reductions, partially offset by $16.7 million and $38.3 million in restructuring and other charges in the second quarter and first six months of 2004, respectively. There were no restructuring charges in the second quarter and first six months of 2003. On a consistent foreign currency basis from the comparable prior period, total costs and expenses decreased 17% and 11% in the second quarter and first six months of 2004, respectively, compared to the second quarter and first six months of 2003.

In support of our focus on improving profitability, we announced in 2003 that we would be implementing cost reductions designed to reduce our operating cost structure by the end of fiscal 2004 to approximately $150 million per quarter, excluding restructuring and other charges. Over the past several years, we have made significant investments needed to transform our business from providing a single line of technical software with a direct distribution model to providing a family of enterprise solutions with an expanded channel and partner-involved distribution model. We undertook to reduce our cost structure after completing a significant portion of this transformation and we believe we will be able to maintain product quality and customer satisfaction, even with our reduced cost structure. In conjunction with the continuation of the cost reduction initiatives begun in 2003, we recorded restructuring and other charges of $16.7 million and $38.3 million in the second quarter and first six months of 2004, respectively, primarily as a result of headcount reductions and excess facility costs. We expect to incur incremental restructuring and other charges during the remainder of 2004 of approximately $5 million. These expected charges are primarily related to employee severance and termination benefits and excess facilities and are incremental to the charges recorded in prior periods (see “Restructuring and Other Charges” below and Note 2 of “Notes to Consolidated Financial Statements”).

As a result of these initiatives, our headcount has decreased to 3,028 at the end of the second quarter of 2004 from 3,500 as of September 30, 2003, and 3,787 as of the end of the second quarter of 2003.

Cost of License Revenue

Our cost of license revenue consists of fixed and variable costs associated with reproducing and distributing software and documentation as well as royalties owed to third parties for technology embedded in or licensed with our software products. Cost of license revenue was $1.9 million and $2.0 million in the second quarter of 2004 and 2003, respectively, and $4.0 million and $4.6 million for the first six months of 2004 and 2003, respectively. Cost of license revenue as a percentage of license revenue was 4% for the second quarter and first six months of both 2004 and 2003. Cost of license revenue as a percent of license revenue can vary depending on product mix sold and the effect of fixed and variable royalties in relation to the level of license revenue. The decrease in cost of license revenue in the second quarter and first six months of 2004 compared to the second quarter and first six months of 2003 was primarily due to lower royalty costs of approximately $0.3 million and $0.8 million, respectively.

Cost of Service Revenue

Our cost of service revenue includes costs associated with training, customer support and consulting personnel, such as salaries and related costs, third-party subcontractor fees, the release of maintenance updates, including related royalty costs, and facility costs. Cost of service revenue as a percentage of service revenue was 34% in the second quarter of 2004 and 44% in the second quarter of 2003, and was 39% in the first six months of 2004 and 42% in the first six months of 2003. Cost of service revenue decreased $12.0 million to $38.7 million in the second quarter of 2004 from $50.7 million in the second quarter of 2003 and decreased $10.6 million to $88.7 million in the first six months of 2004 from $99.3 million in the first six months of 2003. These cost decreases were due primarily to headcount reductions, reduced compensation and benefit costs, and lower travel costs, which in the aggregate, decreased by approximately $4.0 million and $4.5 million during the second quarter and first six months of 2004, respectively, compared to the same periods in 2003. In addition, in the second quarter of 2004, as a result of a contract renegotiation finalized in the quarter, we realized a one-time benefit of $5.0 million from the reversal of an accrual established in the fourth quarter of fiscal 2003 for obligations related to our services business. Total service related employee headcount decreased 18% at the end of the second quarter of 2004 compared to the end of the second quarter of 2003.

Sales and Marketing

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. Sales and marketing expenses as a percentage of total revenue were 35% and 45% for the second quarters of 2004 and 2003, respectively, and 36% and 46% for the first six months of 2004 and 2003, respectively. Total sales and marketing employee headcount decreased 28% at the end of the second quarter of 2004 compared to the end of the second quarter of 2003, and total sales and marketing expenses decreased 26% and 28% in the second quarter and first six months of 2004, respectively, as compared to the same periods in 2003. As a result of reduced headcount and lower revenues, compensation and benefit costs, sales commissions and travel expenses were lower by an aggregate of approximately $13.5 million and $28.6 million in the second quarter and first six months of 2004, respectively, compared to the second quarter and first six months of 2003. Additionally, our marketing communications and program costs decreased in the second quarter and first six months of 2004 by approximately $3.0 million and $5.9 million, respectively, compared to the second quarter and first six months of 2003.

Research and Development

Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Research and development expenses as a percentage of total revenue were 16% and 19% in the second quarter of 2004 and the second quarter of 2003, respectively, and 17% and 19% in the first six months of 2004 and 2003, respectively. Total research and development employee headcount decreased 14% at the end of the second quarter of 2004 compared to the end of the second quarter of 2003, and total research and development expenses decreased 16% and 12% in the second quarter and first six months of 2004, respectively, as compared to the same periods in 2003. The decreases are due primarily to headcount reductions, shifting certain development activities to lower cost locations, and to lower depreciation and telecommunication costs.

General and Administrative

Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources and administrative functions as well as bad debt expense. General and administrative expenses as a percentage of total revenue were 9% and 10% in the second quarter of 2004 and 2003, respectively, and 9% for the first six months of both 2004 and 2003. Compared to the prior year, these costs decreased 14% and 9% in the second quarter and first six months of 2004. The decrease is primarily related to lower headcount and, as a result, lower salaries and benefits expense. General and administrative headcount was 16% lower at the end of the second quarter of 2004 compared to the end of the second quarter of 2003.

Amortization of Intangible Assets

These costs represent the amortization of acquired intangible assets. Amortization of intangible assets was $1.3 million and $1.5 million in the second quarter of 2004 and 2003, respectively, and $2.7 million and $2.9 million in the first six months of 2004 and 2003, respectively. For a further discussion, see Critical Accounting Estimates—Valuation of Goodwill and Other Intangible Assets below and Note 5 of “Notes to Consolidated Financial Statements.”

Restructuring and Other Charges

In 2003, we announced and began implementing cost reduction initiatives designed to significantly reduce our operating cost structure. As a continuation of these cost reduction initiatives, in the second quarter and first six months of 2004 we recorded total restructuring and other charges of $16.7 million and $38.3 million, respectively. The charges include costs for severance and termination benefits related to 136 employees and 274 employees terminated during the second and first quarters, respectively, and excess facilities and other costs. The charges for excess facilities are primarily related to gross lease commitments in excess of estimated sublease income for excess facilities. Of the total restructuring and other charges, $0.7 million and $1.6 million for the second quarter and first six months of 2004, respectively, were non-cash for the write-off of leasehold improvements related to the excess facilities.

Over the remainder of 2004, we expect to incur restructuring and other charges aggregating approximately $5 million in conjunction with the continuation of the cost reduction initiatives begun in 2003. These expected restructuring and other charges are incremental to the charges recorded in the first six months of 2004 and will be primarily related to employee severance and termination benefits and excess facilities.

Cash disbursements related to restructuring and other charges totaled $28.7 million and $5.4 million in the first six months of 2004 and 2003, respectively. Amounts accrued and not yet paid at April 3, 2004 related to the current quarter and all prior period restructuring initiatives totaled $50.9 million. We expect to make cash disbursements related to these accrued restructuring and other charges of approximately $17 million within the next twelve months. The remaining accruals of approximately $34 million primarily relate to excess facilities and are expected to be paid out through 2013.

Other Income (Expense), net

Other income (expense), net includes interest income, costs of hedging contracts, certain realized and unrealized foreign currency transaction gains or losses, charges incurred in connection with financing customer contracts and exchange gains or losses resulting from the required period-end currency remeasurement of the financial statements of our subsidiaries that use the U.S. dollar as their functional currency. A large portion of our revenue and expenses is transacted in foreign currencies. To reduce our exposure to fluctuations in foreign exchange rates, we routinely engage in hedging transactions involving the use of foreign currency forward contracts and, from time-to-time, foreign currency option contracts, primarily in the Euro and in Asian currencies. Other income (expense), net was $0.2 million and $(0.9) million in the second quarter of 2004 and 2003, respectively, and $(0.3) million and $(1.5) million in the first six months of 2004 and 2003, respectively. Other income, net was higher in 2004 compared to 2003 primarily due to lower charges in connection with financing customer contracts, which were $1.3 million in the first six months of 2004 compared to $2.4 million in the first six months of 2003.

Income Taxes

Our effective tax rate was 60% on pre-tax income of $8.0 million in the second quarter of 2004 compared to 49% on a pre-tax loss of $10.2 million in the second quarter of 2003 and was 72% on a pre-tax loss of $13.6 million in the first six months of 2004 and 30% on a pre-tax loss of $20.4 million in the first six months of 2003. The difference between the statutory federal income tax rate benefit of 35% and the effective tax rate provisions is due primarily to U.S. operating losses that could not be benefited and to income taxes payable in certain foreign jurisdictions. Due to the uncertainty regarding the realizability of deferred tax assets, we recorded in 2002 a full valuation allowance to completely offset our deferred tax assets (that are primarily related to operating loss carryforwards generated in recent years). The full valuation allowance was still recorded in the second quarters and first six months of 2004 and 2003.

In the normal course of business, PTC and its subsidiaries are examined by various taxing authorities, including the Internal Revenue Service (IRS) in the United States. In fiscal 2004, the IRS concluded its field examination of our income tax returns for fiscal years 1998 through 2000. Our case is currently undergoing a review by the Joint Committee on Taxation. Although the outcome of this review cannot be presently determined, we expect that it may reach a favorable conclusion within the next three to nine months. A favorable resolution would result in a reduction to our tax provision in the quarter of resolution and would result in a tax refund to us above amounts that are already anticipated. We do not expect that an unfavorable outcome would affect our tax provision or result in any reduction in refund amounts we have recorded as receivable.

At April 3, 2004, accrued income taxes of $11.3 million includes and is reflected net of expected refunds of U.S. federal income taxes and related interest of approximately $23 million.

Employees

The number of worldwide employees was 3,028 at April 3, 2004, compared to 3,787 at March 29, 2003. The decrease over the prior year is primarily a result of terminations associated with the reductions in workforce described above.

Critical Accounting Estimates

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

We derive revenues from three primary sources: (1) software licenses, (2) maintenance services and (3) other services, which include consulting and education services. Revenue by type for the second quarter and first six months of 2004 and 2003 are as follows:

	Three months ended		Six months ended
	April 3, 2004	March 29, 2003	April 3, 2004	March 29, 2003
	(in thousands)
License revenue	$50,971	$55,284	$94,488	$106,761
Maintenance services revenue	79,607	76,036	157,982	156,607
Other services revenue	34,130	39,706	69,048	79,625

Total revenue	$164,708	$171,026	$321,518	$342,993

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

Our software arrangements often include implementation and consulting services that are sold separately under consulting engagement contracts or as part of the software license arrangement. When we determine that such services are not essential to the functionality of the licensed software and qualify as “service transactions” under SOP 97-2, we record revenue separately for the license and service elements of these arrangements. Generally, we consider that a service is not essential to the functionality of the software when the services may be provided by independent third parties experienced in providing such consulting and implementation in coordination with dedicated customer personnel. If an arrangement does not qualify for separate accounting of the license and service elements, then license revenue is recognized together with the consulting services using either the percentage-of-completion or completed-contract method of contract accounting. Contract accounting is also applied to any software arrangements that include customer-specific acceptance criteria or where the license payment is tied to the performance of consulting services. Under the percentage-of-completion method, we estimate the stage of completion of contracts with fixed or “not to exceed” fees based on hours or costs incurred to date as compared with estimated total project hours or costs at completion. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized upon completion of the contract. When total cost estimates exceed revenues, we accrue for the estimated losses immediately. The use of the percentage-of-completion method of accounting requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in salaries and other costs. When adjustments in estimated contract costs are determined, such revisions may have the effect of adjusting, in the current period, the earnings applicable to performance in prior periods.

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

Valuation of Goodwill and Other Intangible Assets

Our net goodwill and other intangible assets totaled $49.8 million and $51.9 million as of April 3, 2004 and September 30, 2003, respectively. We assess the impairment of goodwill and other identifiable indefinite lived intangible assets on at least an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, or a reduction of our market capitalization relative to net book value.

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

The income tax accounting process also involves estimating our actual current tax liability, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that it is more likely than not that all or a portion of deferred tax assets will not be realized, we must establish a valuation allowance as a charge to income tax expense. As of April 3, 2004 and September 30, 2003, we have fully reserved for deferred tax assets, primarily related to net operating loss carryforwards. The decision to record the valuation allowance required significant management judgment. Had we not recorded this valuation allowance, we would have reported materially different results. If the realization of deferred tax assets in the future is considered more likely than not, a reduction in the valuation allowance would increase net income in the period such determination is made. Net deferred tax liabilities at April 3, 2004 were $0.5 million, comprised of deferred tax assets of $152.4 million, a valuation allowance of $131.5 million and deferred tax liabilities of $21.4 million. Our deferred tax assets consist primarily of net operating loss carryforwards.

Allowance for Accounts and Other Receivables

Management judgment is required in assessing the collectability of customer accounts and other receivables, for which we generally do not require collateral. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In determining the adequacy of the allowance for doubtful accounts, management specifically analyzes individual accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic and accounts receivable aging trends and changes in our customer payment terms. The following table summarizes our accounts receivable and related reserve balances as of April 3, 2004 and September 30, 2003:

	April 3, 2004	September 30, 2003
	(in thousands)
Gross accounts receivable	$161,368	$146,996
Allowance for doubtful accounts	(6,541)	(6,845)

Net accounts receivable	$154,827	$140,151

Accounts receivable reserves as a percentage of gross accounts receivable	4.1%	4.7%

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

Restructuring Charges

We periodically record restructuring charges resulting from restructuring our operations (including consolidations and/or relocations of operations), changes in our strategic plan, or managerial responses to declines in demand, increasing costs, or other environmental factors. The determination of restructuring charges requires management judgment and may include costs related to employee benefits, such as costs of severance and termination benefits, and costs for future lease commitments on excess facilities, net of estimated future sublease income. In determining the amount of the facilities charge, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates will be reviewed and potentially revised quarterly based on known real estate market conditions and the credit worthiness of subtenants, and may result in revisions to established facility reserves. We have accrued $45.7 million as of April 3, 2004 related to excess facilities representing gross lease commitments, with agreements expiring at various dates through November 2012, of approximately $83.8 million, net of committed and estimated sublease income of approximately $36.2 million and $1.9 million of present value factor. We have entered into signed sublease arrangements for approximately $22.3 million, with the remaining $13.9 million based on future estimated sublease arrangements, including $11.4 million for space currently available for sublease. If our sublease assumptions prove to be inaccurate, we may need to make changes in these estimates that would affect our results of operations and potentially our financial condition.

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

Liquidity and Capital Resources

	April 3, 2004	March 29, 2003
	(in thousands)
Cash and cash equivalents	$221,665	$173,963
Investments	—	31,574

Total cash and investments	$221,665	$205,537

Amounts below are for the six months ended:
Cash provided by operating activities	15,172	3,094
Cash used by investing activities	(5,692)	(13,302)
Cash provided by financing activities	4,771	3,905
Cash disbursements for restructuring and other charges	(28,733)	(5,388)

Our operating activities, the proceeds from our issuance of stock under stock plans and existing cash and investments provided sufficient resources to fund our employee base, capital asset needs, acquisitions and financing needs, in all periods presented.

As of April 3, 2004, cash and cash equivalents totaled $221.7 million, up from $205.3 million at September 30, 2003. We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. The portfolio is primarily invested in short maturity investments to minimize interest rate risk and to ensure cash is available to meet requirements as needed. The increase in cash and cash equivalents during the first six months of 2004 consisted primarily of $15.2 million provided by operations (including payments toward restructuring and other charges) and $4.8 million provided by financing activities.

Cash provided by operations was $15.2 million in the first six months of 2004, compared to $3.1 million in the first six months of 2003. Cash provided by operations in the first six months of 2003 included the receipt of a U.S. federal income tax refund of $48.2 million partially offset by the disbursement of $10.6 million for a cash contribution to a U.S. defined benefit pension plan. Cash provided by operations in the first six months of 2004 was primarily affected by improved operating performance and improved cash collections of seasonal annual customer maintenance contract renewals, partially offset by higher cash expenditures for restructuring and other charges in 2004 ($28.7 million, compared to $5.4 million in 2003).

Cash used by investing activities was $5.7 million in the first six months of 2004, compared to $13.3 million in the first six months of 2003, and was primarily for the acquisition of property and equipment and other intangible assets. Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements. Financing activities provided cash of $4.8 million in the first six months of 2004 and $3.9 million in the first six months of 2003 from the issuance of common stock under our employee stock option plans. Through April 3, 2004, we had repurchased, at a cost of $366.8 million, a total of 31.2 million shares of the 40.0 million shares authorized by the Board of Directors to be repurchased under our repurchase program. There were no repurchases during the first six months of 2004 and 2003.

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

In April 2004, we acquired OHIO Design Automation, Inc., a provider of electronic design verification, visualization and collaboration solutions. The all-cash transaction closed on April 7, 2004 and was valued at approximately $12 million, $9.8 million of which was paid at the closing.

We believe that existing cash and cash equivalents, together with cash generated from operations, an expected refund of U.S. federal income taxes within the next three to nine months, and the issuance of common stock under our stock plans, will be sufficient to meet our working capital, financing and capital expenditure requirements through at least the next twelve months. Over the next four quarters, we expect to incur cash disbursements estimated at $17 million for restructuring and other charges incurred in the current and prior periods. Capital expenditures for 2004 are currently anticipated to continue at lower levels than fiscal 2003. Although we were profitable in the second quarter of 2004 after several quarters of operating losses, our cash position could be adversely affected if we are unable to sustain operating profitability.

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

Other factors that may cause quarter-to-quarter revenue and earnings fluctuations or that may affect our ability to make quarter end shipments include the following:

•	our sales incentive structure is weighted more heavily toward the end of the fiscal year, and the revenue for the first quarter historically has been lower and more difficult to predict than that for the fourth quarter of the immediately preceding fiscal year;

•	variability in the levels of professional service revenues and the mix of our license and service revenues;

•	declines in license sales may adversely affect the size of our installed base and our level of service revenue;

•	our increased utilization of third parties, such as resellers, systems integrators, and other strategic partners, as distribution and delivery mechanisms for our software products and related services, which may lessen the control we have over revenue and earnings during any particular quarter;

•	the outsourcing of our software distribution operations to third party vendors may lesson our ability to undertake corrective measures or alternative operations in the event shipping systems or processes are interrupted or are hampered due to conditions beyond our or our vendor’s control at the end of any particular quarter; and

•	a significant portion of our revenue is in foreign currency and major shifts in foreign currency exchange rates could impact our reported revenue.

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

Our PLM point solutions strategy is developing

We are pursuing a strategy to provide a series of easily deployable PLM solutions that address specific business challenges that arise at points along the product lifecycle timeline (our Windchill Link solutions). These Windchill Link solutions utilize our web-based Windchill architecture as well as components of our design solutions. By offering pre-configured, fully integrated applications that can be implemented quickly, our strategy is designed both to solve customers’ problems relating to costly, large-scale implementation projects and to provide customers with the ability to deploy a product development system that meets their evolving requirements. If we are unable to provide these solutions or are unable to meet customer expectations, our overall revenue may be adversely affected.

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

PLM software solutions must meet our customers’ expectations for integration with existing systems to generate references for new accounts

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

In addition, our services organization may face increasing competition for follow-on consulting, implementation and education services from other third-party consultants and service providers, including those of larger, better known consulting firms that exert considerable influence within portions of our customer base.

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

Short-term liquidity

Although we were profitable in the second quarter of 2004 after several quarters of operating losses, our liquidity position may be adversely affected if we are unable to sustain operating profitability, which may lead to a diminished ability to implement strategic initiatives and/or make investments in our operational infrastructure.

We are currently defending two lawsuits in which we could be liable for damages

We are currently defending two lawsuits as described in Part II, Item 1: “Legal Proceedings.” We believe the claims in each of these matters are without merit, and we intend to defend them vigorously. We cannot predict the ultimate resolution of these actions at this time, and there can be no assurance that these actions will not have a material adverse impact on our financial condition or results of operations.

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are currently defending a class action lawsuit claiming violations of the federal securities laws based on alleged misrepresentations regarding our reported financial results for the fiscal years 1999, 2000 and 2001 and revisions to our announced results for 2002. The case is pending in the U.S. District Court for the District of Massachusetts. The consolidated amended complaint was filed on September 15, 2003 and seeks unspecified damages. We have filed a motion to dismiss the consolidated action and the court held a hearing on our motion on April 28, 2004. The motion currently is under consideration by the court. We believe the claims are without merit, and we intend to defend them vigorously. We cannot predict the ultimate resolution of this action at this time, and there can be no assurance that this action will not have a material adverse impact on our financial condition or results of operations.

On May 30, 2003, a lawsuit was filed against us in the U.S. District Court for the District of Massachusetts by Rand A Technology Corporation and Rand Technologies Limited (collectively “Rand”). Rand historically had been our largest distributor. The complaint alleges various breaches of a revised distribution agreement entered into in December 2002, as well as other agreements between Rand and us, and also asserts certain non-contract claims. The complaint, as amended, seeks equitable relief and substantial damages. On November 24, 2003, we filed our substantive response to Rand’s complaint and asserted counterclaims against Rand including, among other things, that Rand’s action in filing the lawsuit constituted a breach of the December 2002 agreement, which established certain dispute resolution procedures and which, we believe, discharged any and all claims arising prior to that date. We believe Rand’s claims are without merit and will continue to contest them vigorously. We also intend diligently to prosecute our counterclaims. We cannot predict the ultimate resolution of this action at this time, and there can be no assurance that this action will not have a material adverse impact on our financial condition or results of operations.

We also are subject to various legal proceedings and claims that arise in the ordinary course of business. We currently believe that resolving these other matters will not have a material adverse impact on our financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of the Company held on March 3, 2004, the stockholders of the Company:

(i) elected Noel G. Posternak and Michael E. Porter as Class II directors of the Company to hold office until the 2007 Annual Meeting (subject to the election and qualification of their successors and to their earlier death, resignation or removal); (ii) approved an increase in the number of shares of our common stock issuable under our 2000 Employee Stock Purchase Plan (“2000 ESPP”); and (iii) confirmed the selection by the Board of Directors of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ended September 30, 2004. The votes were as follows:

	Votes For	Votes Withheld or Opposed
Election of Directors:
Michael E. Porter	220,459,945	12,834,046
Noel G. Posternak	201,689,769	31,604,222

	Votes For	Votes Against	Votes Abstaining
Approve an increase in the number of shares issuable under the 2000 ESPP by 8,000,000 shares:	173,281,096	14,585,206	1,481,850

	Votes For	Votes Against	Votes Abstaining
Confirmation of independent auditors:
PricewaterhouseCoopers	196,685,446	22,301,856	14,306,688

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

10.1*	Form of Executive Agreement with certain Executive Officers, together with schedule identifying each executive officer.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a).

32 **	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

*       Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of PTC participates.
** Indicates that the exhibit is being furnished with this report and is not filed as a part of it.

(b)    Reports on Form 8-K

Report Date	Description of Matters Disclosed in Form 8-K

January 21, 2004**	Form 8-K furnishing to the SEC, under Item 12, our press release issued on January 21, 2004 announcing results for the fiscal quarter ended January 3, 2004.

January 29, 2004	Form 8-K disclosing that two executive officers had entered into Securities and Exchange Commission Rule 10b5-1 Trading Plans.

**	The inclusion in this Quarterly Report on Form 10-Q of the description of the above Form 8-K, by which we furnished a certain press release to the SEC, is for informational purposes only. Accordingly, such press release shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PARAMETRIC TECHNOLOGY CORPORATION

By:	/s/ CORNELIUS F. MOSES, III
Cornelius F. Moses, III Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 18, 2004