Form 10-Q
period 2004-07-03
PARAMETRIC TECHNOLOGY CORP
filed 2004-08-17
CIK 857005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: July 3, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES  ☒    NO  ☐

There were 269,126,477 shares of our common stock outstanding on August 6, 2004 and 268,181,447 shares of our common stock outstanding on July 3, 2004.

PARAMETRIC TECHNOLOGY CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended July 3, 2004

i

PART I—FINANCIAL INFORMATION

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	July 3, 2004	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$257,741	$205,312
Accounts receivable, net of allowance for doubtful accounts of $6,245 and $6,845, respectively	144,126	140,151
Prepaid expenses	27,008	29,616
Other current assets	36,674	41,007

Total current assets	465,549	416,086
Property and equipment, net	57,354	73,563
Goodwill (Note 5)	45,222	37,404
Other intangible assets, net (Note 5)	13,314	14,447
Other assets	31,717	36,190

Total assets	$613,156	$577,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,327	$20,569
Accrued expenses and other current liabilities	56,073	48,296
Accrued compensation and benefits	53,947	55,620
Deferred revenue	202,165	173,015

Total current liabilities	329,512	297,500
Other liabilities	88,725	85,032
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 268,181 and 266,383 shares issued, respectively	2,682	2,664
Additional paid-in capital	1,657,830	1,652,303
Accumulated deficit	(1,429,194)	(1,421,963)
Accumulated other comprehensive loss	(36,399)	(37,846)

Total stockholders’ equity	194,919	195,158

Total liabilities and stockholders’ equity	$613,156	$577,690

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended		Nine months ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Revenue:
License	$52,405	$48,621	$146,893	$155,382
Service	115,972	116,623	343,002	352,855

Total revenue	168,377	165,244	489,895	508,237

Costs and expenses:
Cost of license revenue	2,260	2,875	6,301	7,498
Cost of service revenue	43,764	52,420	132,440	151,744
Sales and marketing	55,237	72,329	170,554	231,401
Research and development	26,250	31,880	82,609	95,722
General and administrative	13,369	17,931	42,693	50,108
Amortization of intangible assets (Note 5)	1,227	1,459	3,972	4,400
Restructuring and other charges (Note 2)	3,548	15,134	41,848	15,134

Total costs and expenses	145,655	194,028	480,417	556,007

Operating income (loss)	22,722	(28,784)	9,478	(47,770)
Other expense, net	(300)	(10)	(613)	(1,462)

Income (loss) before income taxes	22,422	(28,794)	8,865	(49,232)
Provision for income taxes	6,287	4,968	16,096	11,089

Net income (loss)	$16,135	$(33,762)	$(7,231)	$(60,321)

Earnings (loss) per share—Basic and Diluted (Note 4)	$0.06	$(0.13)	$(0.03)	$(0.23)
Weighted average shares outstanding—Basic	268,104	264,487	267,292	263,625
Weighted average shares outstanding—Diluted	274,983	264,487	267,292	263,625

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended
	July 3, 2004	June 28, 2003
Cash flows from operating activities:
Net loss	$(7,231)	$(60,321)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	27,517	31,166
Other non-cash costs and expenses, net	4,076	3,602
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable	2,795	5,683
Accounts payable and accrued expenses	(7,781)	(11,394)
Accrued compensation and benefits	(3,458)	1,925
Deferred revenue	21,569	(18,672)
Income taxes	10,620	55,320
Other current assets and prepaid expenses	13,490	11,754
Other noncurrent assets and liabilities	119	(9,034)

Net cash provided by operating activities	61,716	10,029

Cash flows from investing activities:
Additions to property and equipment	(6,086)	(16,360)
Additions to other intangible assets	(1,523)	(3,740)
Acquisition of a business, net of cash acquired	(9,822)	—
Purchases of investments	—	(17,119)
Proceeds from sales and maturities of investments	—	48,556

Net cash (used) provided by investing activities	(17,431)	11,337

Cash flows from financing activities:
Proceeds from issuance of common stock	5,217	3,952
Purchases of treasury stock	—	(169)

Net cash provided by financing activities	5,217	3,783

Effect of exchange rate changes on cash and cash equivalents	2,927	4,288

Net increase in cash and cash equivalents	52,429	29,437
Cash and cash equivalents, beginning of period	205,312	178,825

Cash and cash equivalents, end of period	$257,741	$208,262

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three months ended		Nine months ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net income (loss)	$16,135	$(33,762)	$(7,231)	$(60,321)

Other comprehensive income (loss), net of tax provision (benefit):
Foreign currency translation adjustment, net of tax of $0 for all periods	(855)	407	1,190	(102)
Net unrealized gain (loss) on securities, net of tax of $0 for all periods	(221)	97	257	(135)

Other comprehensive income (loss)	(1,076)	504	1,447	(237)

Comprehensive income (loss)	$15,059	$(33,258)	$(5,784)	$(60,558)

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Parametric Technology Corporation and its wholly owned subsidiaries and have been prepared by management in accordance with accounting principles generally accepted in the United States of America. Unless otherwise indicated, all references to a year reflect our fiscal year, which ends on September 30. The year-end consolidated balance sheet was derived from our audited financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated. While we believe that the disclosures presented are adequate to make the information not misleading, these unaudited quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

Deferred revenue primarily relates to software maintenance agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and, if not yet paid, the related customer receivable is included in other current assets. This maintenance-related customer receivable included in other current assets at July 3, 2004 and September 30, 2003 was $33.7 million and $37.0 million, respectively.

The results of operations for the three and nine months ended July 3, 2004 are not necessarily indicative of the results expected for the remainder of the fiscal year. Certain reclassifications have been made in the consolidated statement of cash flows for a consistent presentation.

2.    Restructuring and Other Charges

In 2003, we announced and began implementing cost reduction initiatives designed to significantly reduce our operating cost structure and, as a result, in the third quarter of 2003, we recorded a restructuring charge of $7.8 million for severance and termination benefits related to 163 employees terminated during the third quarter. We also recorded charges of $6.3 million related to excess facilities and $1.0 million to write off certain acquired technology. The increase in the liabilities for excess facilities was primarily due to revised estimates of gross lease commitments in excess of sublease income related to leases assumed in connection with our 1998 acquisition of Computervision Corporation (the “Computervision leases”).

As a continuation of these cost reduction initiatives, in the third quarter and first nine months of 2004, we recorded total restructuring and other charges of $3.5 million and $41.8 million, respectively. The charges include costs for severance and termination benefits related to 459 employees terminated during the first nine months of 2004, of which 49 were terminated in the third quarter, and excess facilities and other costs. The charges for excess facilities are primarily related to gross lease commitments in excess of estimated sublease income for excess facilities. Of the total restructuring and other charges for the first nine months of 2004, $1.6 million was non-cash for the write-off of leasehold improvements related to the excess facilities. We expect to complete our restructuring program in the fourth quarter of 2004 and record restructuring charges that are less than those recorded in the third quarter of 2004.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes restructuring accrual activity for the three and nine months ended July 3, 2004:

	Three months ended July 3, 2004			Nine months ended July 3, 2004
	Employee Severance and Related Benefits	Facility Closures and Other Costs	Total	Employee Severance and Related Benefits	Facility Closures and Other Costs	Total
Beginning balance	$3,880	$47,045	$50,925	$4,843	$38,106	$42,949
Charges to operations	1,761	1,787	3,548	20,948	20,900	41,848
Cash disbursements	(4,057)	(3,849)	(7,906)	(24,207)	(12,432)	(36,639)
Non-cash utilization	—	(23)	(23)	—	(1,614)	(1,614)

Balance, July 3, 2004	$1,584	$44,960	$46,544	$1,584	$44,960	$46,544

The accrual for facility closures and related costs is included in current liabilities (accrued expenses and other current liabilities) and long-term liabilities (other liabilities) in the consolidated balance sheets, and the accrual for employee severance and related benefits is included in accrued compensation and benefits. We expect to make cash disbursements related to these accrued restructuring and other charges of approximately $15 million within the next twelve months. The remaining accruals of approximately $32 million primarily relate to excess facilities and are expected to be paid out through 2013.

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

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three months ended		Nine months ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net income (loss), as reported	$16,135	$(33,762)	$(7,231)	$(60,321)
Stock-based employee compensation cost included in reported net income (loss), net of tax of $0 for all periods	110	109	328	328
Stock-based employee compensation expense determined under fair value based method, net of tax of $0 for all periods	(8,252)	(11,583)	(26,401)	(40,543)

Pro forma net income (loss)	$7,993	$(45,236)	$(33,304)	$(100,536)

Earnings (loss) per share:
Basic and diluted-as reported	$0.06	$(0.13)	$(0.03)	$(0.23)
Basic and diluted-pro forma	$0.03	$(0.17)	$(0.12)	$(0.38)

The illustrative disclosures above include the amortization of the fair value of all options over their vesting schedules. The pro forma net income (loss) for all periods includes an income tax valuation allowance fully offsetting any income tax benefit related to the stock-based employee compensation expense for those periods. The effects indicated above of applying SFAS No. 123 are not necessarily representative of the effects on similar illustrative disclosures in future years.

The fair value of options granted has been estimated at the date of grant using the Black-Scholes option-pricing model assuming the following weighted-average assumptions:

	2004	2003
Expected life of options (years)	4.0	4.0
Expected life of ESPP shares (months)	6.0	6.0
Risk-free interest rates for options	3.0-3.5%	2.4-3.2%
Risk-free interest rates for ESPP shares	1.2-3.3%	2.4-3.0%
Volatility	75%	75%
Dividend yield	—	—

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

Stock options to purchase 45.0 million and 66.1 million shares for the third quarter of 2004 and 2003, respectively, and 48.2 million and 68.9 million shares for the first nine months of 2004 and 2003, respectively, had exercise prices per share that were greater than the average market price of our common stock for those periods. These shares were excluded from the computation of diluted EPS as the effect would have been anti-dilutive. Due to the net losses generated in the third quarter of 2003 and the first nine months of 2004 and

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2003, the effect of outstanding stock options for the purchase of 5.2 million, 19.4 million and 2.8 million shares, respectively, was excluded from the computation of diluted EPS as the effect would also have been anti-dilutive.

	Three months ended		Nine months ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net income (loss)	$16,135	$(33,762)	$(7,231)	$(60,321)

Weighted average shares outstanding	268,104	264,487	267,292	263,625
Dilutive effect of employee stock options	6,879	—	—	—

Diluted shares outstanding	274,983	264,487	267,292	263,625

Basic earnings (loss) per share	$0.06	$(0.13)	$(0.03)	$(0.23)
Diluted earnings (loss) per share	$0.06	$(0.13)	$(0.03)	$(0.23)

5.    Goodwill and Other Intangible Assets

We operate within a single industry segment—computer software and related services. Within this single industry segment, we have two reporting segments: our software products operating segment and services operating segment (see Note 7, Segment Information, for further discussion). All of our goodwill and other intangible assets are associated with our software products operating segment. Goodwill and other indefinite lived intangible assets are tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the operating segment below its carrying value. We conduct our annual impairment test as of the end of the third quarter of each year. We completed our annual impairment review as of the end of the third quarter of 2004 and concluded that, as of July 3, 2004, no impairment charge was required. Other intangible assets with finite lives are tested for impairment if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the operating segment below its carrying value.

The following goodwill and other intangible assets are included in the accompanying consolidated balance sheets:

	July 3, 2004			September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill and intangible assets with indefinite lives (not amortized):
Goodwill	$150,224	$105,002	$45,222	$140,310	$102,906	$37,404
Trademarks	10,232	6,078	4,154	9,925	5,939	3,986

Sub-total	160,456	111,080	49,376	150,235	108,845	41,390
Intangible assets with finite lives (amortized):
Purchased software	30,385	27,928	2,457	28,482	24,482	4,000
Capitalized software	22,877	17,884	4,993	21,354	15,636	5,718
Customer lists	10,666	8,956	1,710	8,631	7,946	685
Other	316	316	—	316	258	58

Sub-total	64,244	55,084	9,160	58,783	48,322	10,461

Total goodwill and other intangible assets	$224,700	$166,164	$58,536	$209,018	$157,167	$51,851

The change in the carrying amounts of goodwill and other intangible assets for the nine months ended July 3, 2004 is affected by foreign currency translation adjustments related to those asset balances that are recorded in non-U.S. currencies.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2004, we acquired OHIO Design Automation, Inc. (OHIO-DA), a provider of electronics design collaboration software, for $9.8 million in cash. The purchase price was allocated to assets acquired and liabilities assumed based on our estimates of fair value. The values assigned included intangible assets of $1.8 million for customer lists and $1.6 million for purchased software, which will be amortized over estimated useful lives of 5 years and 3 years, respectively. The excess purchase price over the amounts allocated to assets acquired and liabilities assumed of $7.0 million was recorded as goodwill. Upon the fulfillment of certain specified conditions, an additional $2 million related to the acquisition will be paid over the next three years. Any such contingent payments will be recorded as operating expenses as incurred. Results of operations of OHIO-DA have been included in our consolidated financial statements since the acquisition date. Values assigned to intangible assets are not deductible for tax purposes. Our results of operations prior to the acquisition, if presented on a pro forma basis, would not differ materially from reported results.

The aggregate amortization expense for intangible assets with finite lives recorded for the three and nine months ended July 3, 2004 was $2.0 million and $6.2 million, respectively, and for the three and nine months ended June 28, 2003 was $2.1 million and $6.2 million, respectively. Of those amounts, $1.2 million and $3.9 million for the three and nine months ended July 3, 2004, respectively, and $1.5 million and $4.4 million for the three and nine months ended June 28, 2003, respectively, was recorded as amortization of other intangible assets and $0.8 million and $2.3 million for the three and nine months ended July 3, 2004, respectively, and $0.6 million and $1.8 million for the three and nine months ended June 28, 2003, respectively, was recorded as cost of license revenue. The estimated aggregate future amortization expense for intangible assets with finite lives remaining as of July 3, 2004 is $2.1 million for the remainder of 2004, $2.7 million for 2005, $2.6 million for 2006, $1.2 million for 2007, $0.4 million for 2008 and $0.2 million for 2009.

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

Pension Plan Disclosures

In December 2003, the FASB issued a revision to SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS No. 132R), relating to financial statement disclosures for defined benefit plans. The change replaced existing FASB disclosure requirements for pensions. SFAS No. 132R requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. SFAS No. 132R will require companies to disclose plan assets by category, such as equity, debt, and real estate and a description of investment policies and strategies and target allocation percentages, or

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

target ranges, for those asset categories. Projections of future benefit payments and an estimate of contributions to be made in the next year to fund pension and other post employment benefit plans also will be required. The guidance for the annual disclosure requirements is effective for our fiscal year ending September 30, 2004. The required interim disclosures are included below.

The following amounts of net periodic pension cost have been recorded in the accompanying consolidated statements of operations:

	Three months ended		Nine months ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Interest cost of projected benefit obligation	$1,809	$1,960	$5,391	$6,847
Expected return on plan assets	(1,430)	(1,469)	(4,265)	(5,213)
Amortization of prior service cost	5	5	14	15
Recognized actuarial loss	501	465	1,489	1,674

Net periodic pension cost	$885	$961	$2,629	$3,323

We have made employer contributions to our pension plans totaling $1.7 million for the first nine months of 2004 and expect to make additional contributions of approximately $0.8 million in 2004. The decrease in the expected pension plan funding levels from the second quarter to the third quarter of 2004 is due to approximately $2 million in previously anticipated funding that we now expect will not be required until early 2005.

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

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The revenue and operating income (loss) attributable to these operating segments are summarized as follows:

	Three months ended		Nine months ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Revenue:
Software Products Segment:
License:
Design solutions	$35,912	$38,059	$103,734	$113,879
Collaboration and control solutions	16,493	10,562	43,159	41,503

Total software products license revenue	52,405	48,621	146,893	155,382
Maintenance: (1)
Design solutions	69,649	67,140	205,800	208,163
Collaboration and control solutions	11,765	9,325	33,596	24,909

Total software products maintenance revenue	81,414	76,465	239,396	233,072

Total software products revenue	133,819	125,086	386,289	388,454
Services Segment:
Design solutions	16,040	18,391	48,891	58,377
Collaboration and control solutions	18,518	21,767	54,715	61,406

Total services revenue	34,558	40,158	103,606	119,783
Total Revenue:
Design solutions	121,601	123,590	358,425	380,419
Collaboration and control solutions	46,776	41,654	131,470	127,818

Total revenue	$168,377	$165,244	$489,895	$508,237

Operating income (loss): (2)(3)
Software products segment	$91,169	$73,505	$252,806	$242,422
Services segment	1,679	373	(9,639)	3,720
Distribution expenses (4)	(56,417)	(78,275)	(186,477)	(237,347)
Unallocated expenses (5)	(13,709)	(24,387)	(47,212)	(56,565)

Total operating income (loss)	$22,722	$(28,784)	$9,478	$(47,770)

(1)	Maintenance revenue is included in Service Revenue in the consolidated statements of operations.
(2)	The operating income (loss) reported does not represent the total operating results for each operating segment as it does not contain an allocation of sales, marketing, corporate and general administrative expenses incurred in support of the operating segments.
(3)	In the third quarter and first nine months of 2004, software products included $0.9 million and $9.4 million, services included $1.1 million and $12.0 million, distribution expenses included $1.2 million and $15.9 million and unallocated expenses included $0.3 million and $4.5 million, respectively, of the $3.5 million and $41.8 million of restructuring and other charges recorded in those periods. In the third quarter and first nine months of 2003, software products included $1.9 million, services included $0.8 million, distribution expenses included $5.9 million and unallocated expenses included $6.5 million of the $15.1 million of restructuring and other charges recorded in those periods.
(4)	Distribution expenses represent all sales and marketing expenses, including the related portion of restructuring and other charges.
(5)	Unallocated expenses represent all corporate and general and administrative expenses, including the related portion of restructuring and other charges.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Data for the geographic regions in which we operate is presented below:

	Three months ended		Nine months ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Revenue:
North America	$59,759	$54,332	$171,511	$190,586
Europe (1)	58,496	60,511	179,140	177,892
Asia/Pacific (2)	50,122	50,401	139,244	139,759

Total revenue	$168,377	$165,244	$489,895	$508,237

(1)	Includes revenue in Germany totaling $17.3 million and $18.0 million for the three months ended July 3, 2004 and June 28, 2003, respectively, and $55.5 million and $52.3 million for the nine months ended July 3, 2004 and June 28, 2003, respectively.
(2)	Includes revenue in Japan totaling $29.5 million and $28.8 million for the three months ended July 3, 2004 and June 28, 2003, respectively, and $83.5 million and $75.5 million for the nine months ended July 3, 2004 and June 28, 2003, respectively.

Total long-lived assets by geographic region have not changed significantly from September 30, 2003.

8.    Commitments and Contingencies

Legal Proceedings

We are currently defending a class action lawsuit claiming violations of the federal securities laws based on alleged misrepresentations regarding our reported financial results for the fiscal years 1999, 2000 and 2001 and our announced results for 2002. The case is pending in the U.S. District Court for the District of Massachusetts. The consolidated amended complaint was filed on September 15, 2003 and seeks unspecified damages. We have filed a motion to dismiss the consolidated action and the court held a hearing on our motion on April 28, 2004. The motion currently is under consideration by the court. We believe the claims are without merit, and we intend to defend them vigorously. We cannot predict the ultimate resolution of this action at this time, and there can be no assurance that this action will not have a material adverse impact on our financial condition or results of operations.

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

Executive Overview

Over the last several years, we have been transforming Parametric Technology Corporation (PTC) from a one-product company in a mature mechanical computer-aided design, manufacturing and engineering (CAD/CAM/CAE) market to a multi-product company in the emerging product lifecycle management (PLM) market. Our core business focus has been to provide design solutions to customers through our flagship Pro/ENGINEER® design software. Revenue associated with our design solutions continues to comprise a majority of our revenue today. During the past few years, the discrete market for computer-aided design solutions has declined, and our revenue in this market also has declined. The decline in our design solutions revenue is attributable to several factors, including the relative saturation and increased competitiveness of the North American and European markets for design solutions, the relative difficulty of displacing incumbent software vendors within this finite market and customers’ unwillingness to invest in this market during difficult economic conditions.

Although the discrete market for computer-aided design solutions has declined, we believe that there is opportunity for this market to stabilize as the economy improves in North America and Europe and the relatively unsaturated Asian market continues to adopt 3D design solutions. Additionally, we believe that there is opportunity for growth in the adjacent collaboration and control solutions market and we have seen these two markets converge into a broader PLM opportunity. The PLM market encompasses the CAD/CAM/CAE markets as well as many previously isolated markets that address various phases of the product lifecycle. These include product data management (PDM), component and supplier management, visualization and digital mockup, enterprise application integration, program and project management, after market service and portfolio management, requirements management, customer needs management, and manufacturing planning.

To position our company to capitalize on the opportunity presented by the emerging PLM market, we have, among other things, significantly remodeled our product lines, overhauled our distribution infrastructure, and created marketing and sales tools aimed at educating our customers on the benefits of our offerings. Much of this investment occurred during the recent economic downturn, which in turn put pressure on our revenue performance and operating profitability. Nevertheless, using cash built up during the 1990s when we experienced sustained growth with our design solutions, as well as using cash generated from our ongoing operations, we were able to proceed with these strategic investments. We believe that our investment in this strategy will contribute to our success over the long term. We recently have introduced award-winning products that allow our customers to implement a scalable product development system that meets their requirements for both functionality and return on investment, two critical variables in today’s economic environment. With a good portion of this business transformation investment behind us, beginning in 2003 and continuing during 2004 we embarked on cost cutting initiatives in an effort to improve profitability. Although these reductions may impact overall revenue growth, these cost reductions have improved our overall profitability and have provided operating leverage for the future.

Looking forward, we are focusing on our long-term goals of growing revenue and increasing our operating margins by leveraging our industry-leading solutions and reduced cost structure and by pursuing strategic corporate development opportunities. Our overall performance will depend on, among other factors: (i) improved economic conditions and the strengthening of technology spending in the global manufacturing sector; (ii) our ability to elevate PLM expenditures over other technology spending as a budgetary priority among our customers; (iii) our ability to successfully execute our product strategy to provide an integrated, easy to use and rapidly deployable suite of PLM software solutions that customers can deploy to create a product development system that meets their evolving requirements; and (iv) our ability to differentiate our products and services from those of our competitors, including larger companies with established enterprise relationships with our customers. Our enhanced suite of PLM software solutions provides the foundation for our future growth, as these solutions expand upon traditional high-end design products (for which the market has declined) and allow us to offer our customers a comprehensive product development system. We must accordingly focus on enhancing and marketing our product and service offerings so that our customers are able to understand and realize their advantages.

Our performance also will depend on our ability to undertake our strategic initiatives while at the same time controlling increases in our current operating cost structure. In 2003, we began implementing cost cutting initiatives (discussed further below) designed to reduce our quarterly operating cost structure to approximately $150 million, excluding restructuring charges, by the end of fiscal 2004. As of the end of the second quarter of 2004, those cost reductions had reduced our quarterly operating cost structure to under $150 million. In connection with these reductions, we incurred $41.8 million of restructuring charges in the first nine months of 2004 and $15.1 million in the first nine months of 2003. We expect to complete our restructuring program in the fourth quarter of 2004 and record restructuring charges that are less than those recorded in the third quarter of 2004.

Finally, our success also will depend on other factors, including: (i) our ability to optimize our sales and services coverage and productivity through, among other means, effective utilization and management of our resellers and other strategic partners as well as our own sales force; (ii) our ability to further improve customer satisfaction and to build customer references; (iii) our effective management of our development resources; (iv) our success at penetrating strategic emerging markets; and (v) our ability to migrate our customers to a more robust PLM product development system. We believe that we have made progress on these initiatives; however, spending in our sector of the economy has been weak and prospects remain uncertain. Although recent economic indicators have suggested that technology spending is expected to increase modestly in calendar 2004, we have seen recent weakness in the software industry generally, and technology spending in the manufacturing sector is expected to lag behind overall increases in technology spending. In addition, although we likely would benefit from renewed economic growth and improvements in technology spending in the manufacturing sector, any revenue improvement is likely to lag any such growth and increased spending by six to nine months due to the length of our sales cycles.

Additional factors affecting our revenues and operating results are identified under “Important Factors That May Affect Future Results” below.

Our Business

The following overview of PTC’s business provides context for understanding the detailed analysis of our results of operations and financial condition that follows.

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

In 2003, we commenced shipment of Pro/ENGINEER Wildfire™, the most recent release of our Pro/ENGINEER design solution and, in May 2004, we released version 2.0 of this product. Pro/ENGINEER Wildfire is designed to offer design engineers enhanced ease-of-use and the ability to integrate design tools with our collaboration and control solutions. The product’s new user interface makes it more competitive with lower-end modeling tools on the market that are known for ease-of-use, while maintaining the powerful functionality of Pro/ENGINEER. Additionally, Pro/ENGINEER Wildfire is the first CAD system with an embedded web browser and native support for web services. The combination of Pro/ENGINEER and Windchill® on an integral, Internet-based, interoperable architecture enables us to offer customers a product development system that supports a multi-user, distributed environment and complex product development processes. Pro/ENGINEER Wildfire also offers optional peer-to-peer design conferencing from within the application, enabling enhanced real-time collaboration with a distributed design team.

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

Our Windchill Link solutions consist of pre-configured, integrated products that utilize the Internet-based Windchill architecture, as well as components of our design solutions and our Windchill enterprise-level application modules. These point solutions are designed to address specific business-critical manufacturing functions and can be implemented with little configuration in as few as several weeks in accordance with a pre-defined implementation methodology. These solutions include Windchill PDMLink™, Windchill ProjectLink™, Windchill DynamicDesignLink™ and Windchill PartsLink™.

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

In the third quarter of 2004, we completed the acquisition of OHIO Design Automation, Inc., a maker of collaboration solutions for electronics design, for $9.8 million in cash (described further in Note 5 of “Notes to Consolidated Financial Statements”). This acquisition will allow us to better serve the high technology and electronics industries by providing the technology necessary to offer an integrated solution, enabling the dynamic management of both mechanical and electrical design information. We have begun to integrate OHIO Design Automation’s technology into the Windchill product line and expect to provide integrated product functionality within six months. In addition, we continue to offer the technology on a stand-alone basis. OHIO Design Automation’s revenues on a historic stand-alone basis were not significant.

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

Results of Operations

The following is an overview of our results of operations for the third quarter and first nine months of 2004. A detailed discussion regarding these results follows the table below.

•	Total revenue was $168.4 million for the third quarter of 2004, compared to $165.2 million for the third quarter of 2003. Total revenue was $489.9 million for the first nine months of 2004 compared to $508.2 million for the first nine months of 2003.

•	Our year-over-year third quarter revenue increased 2% reflecting an 8% increase in software license revenue and a 1% decrease in service revenue. Our year-over-year nine-month revenue declined 4%, reflecting a 5% decrease in software license revenue and a 3% decrease in service revenue.

•	Our year-over-year collaboration and control solutions revenue increased 12% to $46.8 million for the third quarter of 2004 from $41.6 million for the third quarter of 2003. Our year-over-year collaboration and control solutions revenue increased 3% to $131.5 million for the first nine months of 2004 from $127.8 million for the first nine months of 2003.

•	Our year-over-year design solutions revenue decreased 2% to $121.6 million for the third quarter of 2004 from $123.6 million for the third quarter of 2003. Our year-over-year design solutions revenue decreased 6% to $358.4 million for the first nine months of 2004 compared to $380.4 million for the first nine months of 2003.

•	On a sequential basis from the previous quarter, our collaboration and control solutions revenue for the third quarter of 2004 increased 12% and our design solutions revenue decreased 1%.

•	Total costs and expenses decreased 25% to $145.7 million, including $3.5 million of restructuring and other charges, for the third quarter of 2004, from $194.0 million, including $15.1 million of restructuring and other charges, for the third quarter of 2003. Total costs and expenses decreased 14% to $480.4 million, including $41.8 million of restructuring and other charges, for the first nine months of 2004, from $556.0 million, including $15.1 million of restructuring and other charges, for the first nine months of 2003.

•	For the third quarter of 2004, we had net income of $16.1 million, compared to a net loss of $33.8 million for the third quarter of 2003. For the first nine months of 2004, we incurred a net loss of $7.2 million, compared to a net loss of $60.3 million for the first nine months of 2003. The improvement in our 2004 results is primarily attributable to the reductions in our operating cost structure.

The following table shows certain consolidated financial data as a percentage of our total revenue for the third quarter and first nine months of 2004 and 2003:

	Three months ended		Nine months ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Revenue:
License	31%	29%	30%	31%
Service	69	71	70	69

Total revenue	100	100	100	100

Costs and expenses:
Cost of license revenue	1	2	1	1
Cost of service revenue	26	31	27	30
Sales and marketing	33	44	35	46
Research and development	16	19	17	19
General and administrative	8	11	9	10
Amortization of intangible assets	1	1	1	1
Restructuring and other charges	2	9	8	3

Total costs and expenses	87	117	98	110

Operating income (loss)	13	(17)	2	(10)
Other expense, net	—	—	—	—

Income (loss) before income taxes	13	(17)	2	(10)
Provision for income taxes	4	3	3	2

Net income (loss)	9%	(20)%	(1)%	(12)%

Revenue

Total Revenue

Our revenue consists of software license revenue and service revenue, which includes software maintenance as well as consulting, implementation, education and other technical support revenue. We presently report our revenue in two product categories: (1) our collaboration and data management technologies (collaboration and control solutions), including our Windchill Internet-based software, and (2) our computer-aided design, manufacturing and engineering software (design solutions), including our flagship Pro/ENGINEER design software. The following table illustrates trends from the third quarter and first nine months of 2003 to the third quarter and first nine months of 2004 in our software license revenue and in our service revenue, as well as in our two product categories:

	Three months ended			Nine months ended
	July 3, 2004	June 28, 2003	Percent Change	July 3, 2004	June 28, 2003	Percent Change
	(Dollar amounts in millions)
License revenue	$52.4	$48.6	8%	$146.9	$155.4	(5)%
Service revenue:
Maintenance revenue	81.4	76.5	6%	239.4	233.0	3%
Other service revenue	34.6	40.1	(14)%	103.6	119.8	(14)%

Total service revenue	116.0	116.6	(1)%	343.0	352.8	(3)%

Total revenue	$168.4	$165.2	2%*	$489.9	$508.2	(4)%*

Revenue by product category:
Collaboration and control solutions revenue	$46.8	$41.6	12%	$131.5	$127.8	3%
Design solutions revenue	$121.6	$123.6	(2)%	$358.4	$380.4	(6)%

*	On a consistent foreign currency basis from the prior period, total revenue decreased 2% and 9% in the third quarter and first nine months of 2004, respectively, compared to the third quarter and first nine months of 2003.

In the third quarter of 2004, we saw revenue increase slightly from both the second quarter of 2004 and the third quarter of 2003. Although we experienced modest improvements in our revenue, our revenue continues to be adversely affected by ongoing weakness in technology spending in the global manufacturing economy, continued reluctance of our customers to consummate large, enterprise-wide software purchases, the relative saturation and increased competitiveness of the North American and European markets for design solutions and the relative infancy of the PLM market. It is also likely that our recent cost reduction program has had a dampening effect on revenue as we have reduced our resources available to pursue and support new business opportunities.

We derived 65% and 67% of our total revenue from sales to customers outside of North America in the third quarter of 2004 and 2003, respectively, and 65% and 63% for the first nine months of 2004 and 2003, respectively. Compared to the same periods in 2003, North American revenue was 10% higher in the third quarter of 2004 and 10% lower in the first nine months of 2004, revenue in Europe was down 3% and up 1% (down 10% and down 11% on a consistent foreign currency basis) for the third quarter and first nine months of 2004, respectively, and revenue in Asia-Pacific was down 1% (down 4% on a consistent foreign currency basis) in the third quarter of 2004 and was flat (down 6% on a consistent foreign currency basis) for the first nine months of 2004. While we believe ongoing weakness in technology spending continues to affect all of our geographic regions, we are encouraged that third quarter results in North America may indicate improved economic conditions in this region. In addition, we believe that Asia-Pacific continues to present an opportunity because global manufacturing companies have continued to invest in that region, the market in that region for both our design and collaboration and control solutions is relatively unsaturated and economic conditions in that region appear to be improving.

License revenue accounted for 31% and 29% of total revenue in the third quarter of 2004 and 2003, respectively, and 30% and 31% of total revenue in the first nine months of 2004 and 2003, respectively. Service revenue, which has a lower gross profit margin than license revenue, accounted for 69% and 71% of total revenue in the third quarter of 2004 and 2003, respectively, and 70% and 69% of total revenue in the first nine months of 2004 and 2003, respectively. Maintenance revenue for the third quarter of 2004 was up 6% over the third quarter of 2003 (up 2% on a consistent foreign currency basis) and up 2% sequentially, while other service revenue for the third quarter of 2004 was down 14% over the third quarter of 2003 and up 1% sequentially. While we have seen increases in our maintenance revenue, overall service revenue has been, and may continue to be, adversely affected by lower license sales in current and prior periods. Moreover, our other service revenue (consulting, implementation, education and other support revenue) has been adversely affected by the planned removal of a portion of our services delivery headcount in connection with our cost reductions.

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

We have been building and diversifying our reseller channel to become less dependent on a small number of distributors and to provide the resources necessary for more effective distribution of our products. Although we typically receive lower revenue per seat for an indirect sale versus a direct sale, we believe that utilizing diverse and geographically dispersed distributors that focus on smaller businesses will provide an efficient and cost effective means to reach these customers, while allowing our direct sales force to focus on higher dollar sales opportunities. License sales from our reseller channel, which are primarily for design solutions, were $13.4 million and $9.7 million in the third quarter of 2004 and 2003, respectively, and $41.0 million and $36.7 million in the first nine months of 2004 and 2003, respectively. These increases have occurred in tandem with the expiration of our arrangement with Rand A Technology Corporation, which historically had been our largest distributor. Rand A Technology Corporation’s distribution rights for certain territories expired on December 31, 2003 and, for the remaining territories, expired at the end of March 2004. The expiration of Rand’s distribution rights has not had a material effect on our operating results, as the customers formerly serviced by Rand may now be serviced by PTC directly or by other PTC resellers. We are also currently involved in a lawsuit with Rand, as described in Part II, Item 1, “Legal Proceedings”. We are uncertain how this lawsuit will impact our future financial results.

Collaboration and Control Solutions Revenue

The following table illustrates trends from the third quarter and first nine months of 2003 to the third quarter and first nine months of 2004 in our collaboration and control solutions software license revenue and service revenue:

	Three months ended			Nine months ended
	July 3, 2004	June 28, 2003	Percent Change	July 3, 2004	June 28, 2003	Percent Change
	(Dollar amounts in millions)
Collaboration and control solutions:

License revenue	$16.5	$10.5	56%	$43.2	$41.5	4%
Service revenue:
Maintenance revenue	11.8	9.3	26%	33.6	24.9	35%
Other service revenue	18.5	21.8	(15)%	54.7	61.4	(11)%

Total service revenue	30.3	31.1	(3)%	88.3	86.3	2%

Total revenue	$46.8	$41.6	12%	$131.5	$127.8	3%

Total revenue from our collaboration and control solutions software and related services was 28% and 25% of our total revenue in the third quarter of 2004 and 2003, respectively, and 27% and 25% of our total revenue in the first nine months of 2004 and 2003, respectively.

Total collaboration and control solutions revenue in the third quarter of 2004 increased 12% over both the third quarter of 2003 and sequentially, the result of increases in license and maintenance revenue of $8.5 million, partially offset by a decrease in consulting service revenue of $3.3 million. Collaboration and control license revenue in the third quarter of 2004 increased 56% year over year and 27% sequentially. These increases in our collaboration and control solutions license revenue were attributable in part to an increased number of transactions from both new and follow-on orders. We have seen an ongoing shift by customers toward purchasing PLM solutions in incremental fashion and we are addressing this buying preference with our Windchill Link solutions (described below), as well as with our Product Development System adoption roadmap, which provides customers with a suggested approach for purchasing and implementing our solutions in stages.

The increase in maintenance revenue for all periods presented is attributable to a growing user base of our Windchill solutions and the introduction of our Flex 3C package in 2003, which includes Windchill software. Other service revenues have been adversely affected by the planned removal of a portion of our delivery capacity in connection with our cost reductions.

As indicated above, to improve our ability to provide PLM solutions to a broader range of customers and to complement our enterprise offerings, we have introduced Windchill-based point solutions targeted at specific business-critical PLM processes (our Windchill Link solutions). Windchill Link solutions license revenue in the third quarter of 2004 was flat compared to the second quarter of 2004 and was up 28% over the third quarter of 2003. Our Windchill Link solutions license revenue as a percent of our total collaboration and control solutions license revenue was 44% and 54% for the third quarters of 2004 and 2003, respectively. Although this percentage declined year over year, the actual revenue from our Windchill Link solutions was higher in the third quarter of 2004 than in the same period of 2003. We believe our Windchill Link solutions address a growing customer demand for better return on investment as they can be implemented in incremental fashion. As the requirements of our customers and the general market change, we plan periodically to evaluate the need for additional solutions.

We recently have offered a limited number of qualified resellers the ability to sell our Windchill Link solutions. We also have business relationships with leading systems integrators and other strategic partners to expand the coverage of our distribution and services efforts. While these initiatives may limit some opportunities for service revenue within enterprise-level implementations, we believe that these relationships are important to help expand coverage for our collaboration and control software solutions, generate additional license and maintenance revenue, and provide expertise for implementation and support.

Design Solutions Revenue

The following table illustrates trends from the third quarter and first nine months of 2003 to the third quarter and first nine months of 2004 in our design solutions software license revenue and service revenue:

	Three months ended			Nine months ended
	July 3, 2004	June 28, 2003	Percent Change	July 3, 2004	June 28, 2003	Percent Change
	(Dollar amounts in millions)
Design solutions:

License revenue	$35.9	$38.1	(6)%	$103.7	$113.9	(9)%
Service revenue:
Maintenance revenue	69.6	67.1	4%	205.8	208.1	(1)%
Other service revenue	16.1	18.4	(13)%	48.9	58.4	(16)%

Total service revenue	85.7	85.5	—%	254.7	266.5	(4)%

Total revenue	$121.6	$123.6	(2)%	$358.4	$380.4	(6)%

Total revenue from our design solutions software and related services was 72% and 75% of our total revenue in the third quarter of 2004 and 2003, respectively, and 73% and 75% of our total revenue for the first nine months of 2004 and 2003, respectively. Compared to the third quarter of 2003, design solutions license revenue in the third quarter of 2004 reflects a decrease in the average price per seat of 11%. The decrease in the average price per seat is attributable, in part, to a higher mix of lower-end software packages being sold due to growing acceptance of Pro/ENGINEER Wildfire in the low-end of the MCAD market, as well as to an increased mix of sales completed by resellers, for which we receive lower revenue per seat. The total number of new seats added during the third quarter of 2004 was 6% higher than new seats added in the third quarter of 2003. Sequentially, the average price per seat was down 1% and new seats added were 5% lower than new seats added in the second quarter of 2004. While we have experienced fluctuations in our design solutions revenue quarter to quarter, overall we are cautiously optimistic that, with the introduction of Pro/ENGINEER Wildfire (discussed further below), our design solutions revenue has begun to stabilize. However, in light of the unfavorable market conditions described below, future revenue trends for our design solutions and related services remain uncertain. The decrease in design solutions service revenue is due in large part to the lag effect of license revenue declines in prior periods and has been also adversely affected by the planned removal of a portion of our services delivery capacity in connection with our cost reductions.

Design solutions revenue continues to be adversely affected by: (i) the relative maturity and saturation of the North American and European markets; (ii) the difficulty associated with displacing incumbent product design systems in the discrete market for computer-aided design solutions; (iii) increased competition and price pressure from products offering more limited functionality at lower cost; and (iv) weakness in technology spending in the global manufacturing economy, which has led to a decline in large-dollar license transactions.

To address the decline in our design solutions revenue, we have introduced design solutions packages that have price points, functionality and ease-of-use features that appeal to a broader spectrum of design solution users. Pro/ENGINEER Wildfire, released in February 2003 and updated with Pro/ENGINEER Wildfire 2.0 in May 2004, supports web interfaces and Windchill-based interfaces and provides customers with the opportunity to integrate more readily traditional design solutions with collaboration and control solutions. The product’s user interface makes it more competitive with lower-end modeling tools on the market that are known for ease-of-use, while maintaining the powerful functionality of Pro/ENGINEER. The new web interface, which is unique to Pro/ENGINEER, offers a differentiated design solution to manufacturing companies looking for a complete product development system. All Pro/ENGINEER customers on an active maintenance plan receive Pro/ENGINEER Wildfire as a maintenance release consistent with their current configurations, and we attribute our recent growth in design solutions maintenance revenue, in part, to the success of Pro/ENGINEER Wildfire among existing customers. We also offer various technology and service upgrade packages, allowing customers to upgrade from their existing product configuration to the full suite of Pro/ENGINEER Wildfire functionality.

Revenue By Geography (in millions)

Costs and Expenses

Total costs and expenses decreased 25% to $145.7 million in the third quarter of 2004, compared to $194.0 million in the third quarter of 2003, and decreased 14% to $480.4 million in the first nine months of 2004, compared to $556.0 million in the first nine months of 2003. The decrease in the third quarter and first nine months of 2004 is due primarily to lower costs related to headcount reductions, partially offset by $3.5 million and $41.8 million in restructuring and other charges in the third quarter and first nine months of 2004, respectively. On a consistent foreign currency basis from the comparable prior period, total costs and expenses decreased 27% and 17% in the third quarter and first nine months of 2004, respectively, compared to the third quarter and first nine months of 2003.

In support of our focus on improving profitability, we announced in 2003 that we would be implementing cost reductions designed to reduce our operating cost structure by the end of fiscal 2004 to approximately $150 million per quarter, excluding restructuring and other charges. Over the past several years, we have made significant investments needed to transform our business from providing a single line of technical software with a direct distribution model to providing a family of enterprise solutions with an expanded channel and partner-involved distribution model. We undertook to reduce our cost structure after completing a significant portion of this transformation and we believe we will be able to maintain product quality and customer satisfaction, even with our reduced cost structure. In conjunction with the continuation of the cost reduction initiatives begun in 2003, we recorded restructuring and other charges of $3.5 million and $41.8 million in the third quarter and first nine months of 2004, respectively, compared to $15.1 million in the third quarter and first nine months of 2003. The restructuring charges were primarily a result of headcount reductions and excess facility costs. We expect to complete our restructuring program in the fourth quarter and record restructuring charges that are less than those recorded in the third quarter of 2004 (see “Restructuring and Other Charges” below and Note 2 of “Notes to Consolidated Financial Statements”).

Primarily as a result of these initiatives, our headcount has decreased to 2,984 at the end of the third quarter of 2004 from 3,500 as of September 30, 2003, and 3,671 as of the end of the third quarter of 2003.

Cost of License Revenue

Our cost of license revenue consists of fixed and variable costs associated with reproducing and distributing software and documentation as well as royalties due to third parties for technology embedded in or licensed with our software products. Cost of license revenue was $2.3 million and $2.9 million in the third quarter of 2004 and 2003, respectively, and $6.3 million and $7.5 million for the first nine months of 2004 and 2003, respectively.

Cost of license revenue as a percentage of license revenue was 4% for both the third quarter and first nine months of 2004 compared to 6% and 5% of license revenue for the third quarter and first nine months of 2003, respectively. Cost of license revenue as a percent of license revenue can vary depending on product mix sold and the effect of fixed and variable royalties in relation to the level of license revenue. The decrease in cost of license revenue in the third quarter and first nine months of 2004 compared to the third quarter and first nine months of 2003 was primarily due to lower royalty costs of approximately $0.5 million and $1.2 million, respectively.

Cost of Service Revenue

Our cost of service revenue includes costs associated with training, customer support and consulting personnel, such as salaries and related costs, third-party subcontractor fees, the release of maintenance updates, including related royalty costs, and facility costs. Cost of service revenue as a percentage of service revenue was 38% in the third quarter of 2004 and 45% in the third quarter of 2003, and was 39% in the first nine months of 2004 and 43% in the first nine months of 2003. Cost of service revenue decreased $8.7 million to $43.8 million in the third quarter of 2004 from $52.4 million in the third quarter of 2003 and decreased $19.3 million to $132.4 million in the first nine months of 2004 from $151.7 million in the first nine months of 2003. These cost decreases were due primarily to headcount reductions, reduced compensation and benefit costs, and lower travel costs, which in the aggregate, decreased by approximately $5.8 million and $10.3 million during the third quarter and first nine months of 2004, respectively, compared to the same periods in 2003. In addition, in the second quarter of 2004, as a result of a contract renegotiation finalized in the quarter, we realized a one-time benefit of $5.0 million from the reversal of an accrual established in the fourth quarter of fiscal 2003 for obligations related to our services business. Total service related employee headcount decreased 20% at the end of the third quarter of 2004 compared to the end of the third quarter of 2003.

Sales and Marketing

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. Sales and marketing expenses as a percentage of total revenue were 33% and 44% for the third quarters of 2004 and 2003, respectively, and 35% and 46% for the first nine months of 2004 and 2003, respectively. Total sales and marketing employee headcount decreased 24% at the end of the third quarter of 2004 compared to the end of the third quarter of 2003, and total sales and marketing expenses decreased 24% and 26% in the third quarter and first nine months of 2004, respectively, as compared to the same periods in 2003. As a result of reduced headcount and lower revenues, compensation and benefit costs, sales commissions and travel expenses were lower by an aggregate of approximately $10.2 million and $39.0 million in the third quarter and first nine months of 2004, respectively, compared to the third quarter and first nine months of 2003. Additionally, our marketing communications and program costs decreased in the third quarter and first nine months of 2004 by approximately $2.3 million and $8.3 million, respectively, compared to the third quarter and first nine months of 2003.

Research and Development

Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Research and development expenses as a percentage of total revenue were 16% and 19% in the third quarter of 2004 and the third quarter of 2003, respectively, and 17% and 19% in the first nine months of 2004 and 2003, respectively. Total research and development employee headcount decreased 14% at the end of the third quarter of 2004 compared to the end of the third quarter of 2003, and total research and development expenses decreased 18% and 14% in the third quarter and first nine months of 2004, respectively, as compared to the same periods in 2003. The decreases are due primarily to headcount reductions, shifting certain development activities to lower cost locations, and to lower rent, depreciation and telecommunication costs.

General and Administrative

Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources and administrative functions as well as bad debt expense. General and administrative expenses as a percentage of total revenue were 8% and 11% in the third quarter of 2004 and 2003, respectively, and 9% and 10% for the first nine months of 2004 and 2003, respectively. Compared to the prior year, these costs decreased 25% and 15% in the third quarter and first nine months of 2004, respectively. The decrease is primarily related to lower headcount and, as a result, lower salaries and benefits expense. General and administrative headcount was 14% lower at the end of the third quarter of 2004 compared to the end of the third quarter of 2003.

Amortization of Intangible Assets

These costs represent the amortization of acquired intangible assets. Amortization of intangible assets was $1.2 million and $1.5 million in the third quarter of 2004 and 2003, respectively, and $4.0 million and $4.4 million in the first nine months of 2004 and 2003, respectively. The decreases in the 2004 periods from 2003 are due to amortization periods for intangible assets ending during 2004 partially offset by amortization of intangible assets from the acquisition of OHIO Design Automation, Inc. in April 2004.

Restructuring and Other Charges

In 2003, we announced and began implementing cost reduction initiatives designed to significantly reduce our operating cost structure. As a continuation of these cost reduction initiatives, in the third quarter and first nine months of 2004 we recorded total restructuring and other charges of $3.5 million and $41.8 million, respectively. The charges include costs for severance and termination benefits related to 459 employees terminated during the first nine months of 2004, of which 49 were terminated in the third quarter, and excess facilities and other costs. The charges for excess facilities are primarily related to gross lease commitments in excess of estimated sublease income for excess facilities. Of the total restructuring and other charges for the first nine months of 2004, $1.6 million was non-cash for the write-off of leasehold improvements related to the excess facilities. We expect to complete our restructuring program in the fourth quarter and record restructuring charges that are less than those recorded in the third quarter of 2004.

Cash disbursements related to restructuring and other charges totaled $36.6 million and $12.2 million in the first nine months of 2004 and 2003, respectively. Amounts accrued and not yet paid at July 3, 2004 related to the current quarter and all prior period restructuring initiatives totaled $46.5 million. We expect to make cash disbursements related to these accrued restructuring and other charges of approximately $15 million within the next twelve months. The remaining accruals of approximately $32 million primarily relate to excess facilities and are expected to be paid out through 2013.

Other Income (Expense), net

Other income (expense), net includes interest income, costs of hedging contracts, certain realized and unrealized foreign currency transaction gains or losses, charges incurred in connection with financing customer contracts and exchange gains or losses resulting from the required period-end currency remeasurement of the financial statements of our subsidiaries that use the U.S. dollar as their functional currency. A large portion of our revenue and expenses is transacted in foreign currencies. To reduce our exposure to fluctuations in foreign exchange rates, we routinely engage in hedging transactions involving the use of foreign currency forward contracts and, from time to time, foreign currency option contracts, primarily in the Euro and in Asian currencies. Other income (expense), net was $(0.3) million and $(0.01) million in the third quarter of 2004 and 2003, respectively, and $(0.6) million and $(1.5) million in the first nine months of 2004 and 2003, respectively. Other expense, net was lower in 2004 compared to 2003 primarily due to lower charges in connection with financing customer contracts, which were $1.7 million in the first nine months of 2004 compared to $3.2 million in the first nine months of 2003, partially offset by lower interest income of $2.1 million in the first nine months of 2004 compared to $2.6 million in the first nine months of 2003.

Income Taxes

Our effective tax rate was 28% on pre-tax income of $22.4 million in the third quarter of 2004 compared to 17% on a pre-tax loss of $28.8 million in the third quarter of 2003 and was 182% on pre-tax income of $8.9 million in the first nine months of 2004 and 23% on a pre-tax loss of $49.2 million in the first nine months of 2003. The differences between the statutory federal income tax rate of 35% and the effective tax rate are due primarily to U.S. operating losses that could not be benefited and to income taxes payable in certain foreign jurisdictions. Due to the uncertainty regarding the realizability of deferred tax assets, we recorded in 2002 a full valuation allowance to completely offset our deferred tax assets (that are primarily related to operating loss carryforwards generated in recent years). The full valuation allowance was still recorded as of the end of the third quarter and first nine months of 2004 and 2003.

In the normal course of business, PTC and its subsidiaries are examined by various taxing authorities, including the Internal Revenue Service (IRS) in the United States. In fiscal 2004, the IRS concluded its field examination of our income tax returns for fiscal years 1998 through 2000. Our case is currently undergoing a review by the Joint Committee on Taxation. Although the outcome of this review cannot be presently determined, we expect that it may reach a favorable conclusion within the next six months. A favorable resolution would result in a tax refund to us above amounts that are recorded as receivable and a reduction to our tax provision in the quarter of resolution. We do not expect that an unfavorable outcome would affect our tax provision or result in any reduction in refund amounts we have recorded as receivable.

At July 3, 2004, accrued income taxes of $16.5 million includes, and is reflected net of, expected refunds of U.S. federal income taxes and related interest of approximately $23 million.

Employees

The number of worldwide employees was 2,984 at July 3, 2004, compared to 3,671 at June 28, 2003. The decrease over the prior year is primarily a result of terminations associated with the reductions in workforce described above.

Critical Accounting Estimates

We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our reported revenues, results from operations, and net income (loss), as well as on the value of certain assets and liabilities on our balance sheet. These estimates, assumptions and judgments about future events and their effects on our results cannot be determined with certainty, and are made based on our historical experience and on other assumptions that are believed to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. While there are a number of accounting policies, methods and estimates affecting our financial statements, described in Note A to the Consolidated Financial Statements included in our Form 10-K for the year ended September 30, 2003, the areas that are our most important critical accounting policies include revenue recognition, valuation of goodwill and intangible assets, accounting for income taxes, allowance for accounts and other receivables, and restructuring charges. These areas are described below. A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. They may require us to make assumptions about matters that are highly uncertain at the time of the estimate, and different estimates that we could have used, or changes in the estimate that are reasonably likely to occur, may have a material impact on our financial condition or results of operations. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates.

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

We derive revenues from three primary sources: (1) software licenses, (2) maintenance services and (3) other services, which include consulting and education services. Revenue by type for the third quarter and first nine months of 2004 and 2003 are as follows:

	Three months ended		Nine months ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
	(in thousands)
License revenue	$52,405	$48,621	$146,893	$155,382
Maintenance services revenue	81,414	76,465	239,396	233,072
Other services revenue	34,558	40,158	103,606	119,783

Total revenue	$168,377	$165,244	$489,895	$508,237

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

Valuation of Goodwill and Other Intangible Assets

Our net goodwill and other intangible assets totaled $58.5 million and $51.9 million as of July 3, 2004 and September 30, 2003, respectively. We assess the impairment of goodwill and other identifiable indefinite lived intangible assets on at least an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, or a reduction of our market capitalization relative to net book value.

We adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets effective October 1, 2002 and, as a result, we no longer amortize goodwill and certain intangible assets with indefinite useful lives. The goodwill impairment test prescribed by SFAS No. 142 requires us to identify reporting units and to determine estimates of the fair values of our reporting units as of the date we test for impairment. We have two reporting units—our software products operating segment and our services operating segment—as described in Note 7 of “Notes to Consolidated Financial Statements.” All goodwill is attributable to our software products operating segment. To conduct these tests of goodwill, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of goodwill exceeds its fair value. We estimate the fair values of our reporting units using discounted cash flow valuation models. Those models require estimates of future revenues, profits, capital expenditures and working capital for each unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. We conduct our annual impairment test of goodwill and indefinite lived assets as of the end of the third quarter of each fiscal year. We completed our annual impairment review as of the end of the third quarter of 2004 and concluded that, as of July 3, 2004, no impairment charge was required. There can be no assurance that at the time subsequent impairment reviews are completed an impairment charge will not be recorded in light of the factors described above. If a charge were deemed necessary in the future, it would directly affect net income (loss) for the period in which the charge was taken.

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

The income tax accounting process also involves estimating our actual current tax liability, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that it is more likely than not that all or a portion of deferred tax assets will not be realized, we must establish a valuation allowance as a charge to income tax expense. As of July 3, 2004 and September 30, 2003, we have fully reserved for deferred tax assets, primarily related to net operating loss carryforwards. The decision to record the valuation allowance required significant management judgment. Had we not recorded this valuation allowance, we would have reported materially different results. If the realization of deferred tax assets in the future is considered more likely than not, a reduction in the valuation allowance would increase net income in the period such determination is made. Net deferred tax liabilities at July 3, 2004 were $0.6 million, comprised of deferred tax assets of $151.4 million, a valuation allowance of $129.6 million and deferred tax liabilities of $22.4 million. Our deferred tax assets consist primarily of net operating loss carryforwards.

Allowance for Accounts and Other Receivables

Management judgment is required in assessing the collectibility of customer accounts and other receivables, for which we generally do not require collateral. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In determining the adequacy of the allowance for doubtful accounts, management specifically analyzes individual accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic and accounts receivable aging trends and changes in our customer payment terms. The following table summarizes our accounts receivable and related reserve balances as of July 3, 2004 and September 30, 2003:

	July 3, 2004	September 30, 2003
	(in thousands)
Gross accounts receivable	$150,371	$146,996
Allowance for doubtful accounts	(6,245)	(6,845)

Net accounts receivable	$144,126	$140,151

Accounts receivable reserves as a percentage of gross accounts receivable	4.2%	4.7%

If the financial condition of our customers were to deteriorate, additional allowances might be required, resulting in future operating expenses that are not included in the allowance for doubtful accounts. Concentration of credit risk with respect to trade receivables is not significant.

Restructuring Charges

We periodically record restructuring charges resulting from restructuring our operations (including consolidations and/or relocations of operations), changes in our strategic plan, or managerial responses to declines in demand, increasing costs, or other environmental factors. The determination of restructuring charges requires management judgment and may include costs related to employee benefits, such as costs of severance and termination benefits, and costs for future lease commitments on excess facilities, net of estimated future sublease income. In determining the amount of the facilities charge, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates will be reviewed and potentially revised quarterly based on known real estate market conditions and the credit worthiness of subtenants, and may result in revisions to established facility reserves. We have accrued $43.7 million as of July 3, 2004 related to excess facilities representing gross lease commitments, with agreements expiring at various dates through November 2012, of approximately $81.6 million, net of both committed and estimated sublease income of approximately $36.2 million and of a present value discount of $1.7 million. We have entered into signed sublease arrangements for approximately $21.9 million, with the remaining $14.3 million based on future estimated sublease arrangements, including $11.8 million for space currently available for sublease. If our sublease assumptions prove to be inaccurate, we may need to make changes in these estimates that would affect our results of operations and potentially our financial condition.

Liquidity and Capital Resources

	July 3, 2004	June 28, 2003
	(in thousands)
Cash and cash equivalents	$257,741	$208,262
Amounts below are for the nine months ended:
Cash provided by operating activities, including restructuring charges	61,716	10,029
Cash (used) provided by investing activities	(17,431)	11,337
Cash provided by financing activities	5,217	3,783
Cash disbursements for restructuring and other charges	(36,639)	(12,206)

Our operating activities, the proceeds from our issuance of stock under stock plans and existing cash and cash equivalents provided sufficient resources to fund our employee base, capital asset needs, acquisitions and financing needs, in all periods presented.

As of July 3, 2004, cash and cash equivalents totaled $257.7 million, up from $205.3 million at September 30, 2003. We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. The portfolio is primarily invested in short maturity investments to minimize interest rate risk and to ensure cash is available to meet requirements as needed. The increase in cash and cash equivalents during the first nine months of 2004 consisted primarily of $61.7 million provided by operations (net of payments toward restructuring and other charges) and $5.2 million provided by financing activities, partially offset by $17.4 million used for investing activities including the acquisition of a business described below.

Cash provided by operations was $61.7 million in the first nine months of 2004, compared to $10.0 million in the first nine months of 2003. Cash provided by operations in the first nine months of 2003 included the receipt of a U.S. federal income tax refund of $48.2 million partially offset by the disbursement of $10.6 million for a cash contribution to a U.S. defined benefit pension plan. Cash provided by operations in the first nine months of 2004 was primarily affected by improved operating performance and improved cash collections including seasonal annual customer maintenance contract renewals, partially offset by higher cash expenditures for restructuring and other charges in 2004 ($36.6 million, compared to $12.2 million in 2003). Days sales outstanding in accounts receivable improved to 77 days at the end of the third quarter of 2004 from 85 days at the end of the second quarter of 2004 and 88 days at the end of the third quarter of 2003.

Cash used by investing activities was $17.4 million in the first nine months of 2004, compared to $11.3 million provided by investing activities in the first nine months of 2003, including proceeds from sales and maturities of investments of $48.6 million. Cash used by investing activities for the first nine months of 2004 was primarily for the acquisition of a business and property and equipment and other intangible assets. Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements. Capital expenditures for property and equipment and intangible assets totaled $7.6 million for the first nine months of 2004 compared to $20.1 million for the first nine months of 2003. In April 2004, we paid $9.8 million for the acquisition of OHIO Design Automation, Inc., a provider of electronic design verification, visualization and collaboration solutions. Subject to the achievement of certain employee retention conditions, an additional $2 million related to the acquisition will be paid over the next three years.

Financing activities provided cash of $5.2 million in the first nine months of 2004 and $3.8 million in the first nine months of 2003 primarily from the issuance of common stock under our employee stock option plans. In September 1998, our Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock, and in July 2000 increased the shares authorized for repurchase to 40.0 million. Through July 3, 2004, we had repurchased a total of 31.2 million shares. There were no repurchases during the first nine months of 2004. During 2003 there were 52,438 shares repurchased, all in the third quarter.

We lease office facilities and certain equipment under operating leases that expire at various dates through 2014, including an operating lease agreement related to our headquarters office in Needham, Massachusetts entered into in 2000, which expires in 2013, subject to certain renewal rights. These leases qualify for operating lease accounting treatment and, as such, are not included on our balance sheet. At September 30, 2003, our total contractual obligations, which include future minimum lease payments, net of sublease income, under noncancellable operating leases, pension obligations, and other purchase obligations was $286.3 million ($60.0 million due in less than one year; $76.6 million due in one to three years; $54.3 million due in three to five years; and $95.4 million due thereafter). Total contractual obligations have not changed significantly from September 30, 2003. For further information on these obligations, refer to Contractual Obligations on page 26 of our Form 10-K for the year ended September 30, 2003.

We believe that existing cash and cash equivalents, together with cash generated from operations, an expected refund of U.S. federal income taxes within the next six months, and the issuance of common stock under our stock plans, will be sufficient to meet our working capital, financing and capital expenditure requirements through at least the next twelve months. Over the next four quarters, we expect to incur cash disbursements estimated at $15 million for restructuring and other charges incurred in the current and prior periods. Capital expenditures for the remainder of 2004 are currently anticipated to continue at lower levels than 2003. Although we were profitable in the second and third quarters of 2004 after several quarters of operating losses, our cash position could be adversely affected if we are unable to sustain operating profitability.

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

I.    Operational Considerations

Our operating results fluctuate within each quarter and from quarter to quarter making our future revenues and operating results difficult to predict

While our sales cycle varies substantially from customer to customer, we usually realize a high percentage of our revenue in the third month of each fiscal quarter, and this revenue tends to be concentrated in the later part of that month. Our orders early in a quarter will not generally occur at a rate which, if sustained throughout the quarter, would be sufficient to assure that we will meet our revenue targets for any particular quarter. Moreover, our transition from a one-product company to a multi-product company, our increased utilization of indirect distribution channels through alliances with resellers, systems integrators, and other strategic partners and our shift in business emphasis to offering a product development system comprised of components that can be purchased in stages have resulted in more unpredictable and often longer sales cycles for products and services. Accordingly, our quarterly results may be difficult to predict prior to the end of the quarter. Any inability to obtain large orders or orders in large volumes or to make shipments or perform services in the period immediately preceding the end of any particular quarter may cause the results for that quarter to fall short of our revenue targets. In addition, our operating expenses are based on expected future revenue and are largely fixed for the short term. As a result, a revenue shortfall in any quarter could cause our earnings for that quarter to fall below expectations as well. Any failure to meet our quarterly revenue or earnings targets could adversely impact the market price of our stock.

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

General economic and political conditions may impact our results

Our revenue growth and profitability depends on the overall demand for software and related services. This demand has been adversely affected by unfavorable economic conditions, as customers have reduced, or are deferring, spending on information technology improvements, which in turn has affected our operating results. If the recent unfavorable economic conditions continue, the economic slowdown has the potential to continue to materially and adversely affect us.

Political/social events in recent years, such as the outbreak of Severe Acute Respiratory Syndrome and concerns regarding terrorism, continue to put further pressure on economic conditions both domestically and internationally. The potential turmoil that may result from such events contributes to the uncertainty of the economic climate. The impact of these or future similar conditions may have a materially adverse impact on our business, operating results, and financial position.

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

We may not be able to implement new initiatives successfully

Part of our success in the past has resulted from our ability to implement new initiatives, including new product introductions, technology acquisitions, and organizational changes. Our future operating results will continue to depend upon:

•	our successful implementation of a unified PLM product strategy, including the realignment of internal functions, the management of multiple development and distribution processes and effective mitigation of disruption that may result from organizational change;

•	our ability to deliver an integrated and comprehensive suite of solutions and to capitalize on existing synergies by offering a comprehensive product development system;

•	our ability to appropriately allocate and implement cost cutting measures, including transferring activities to lower cost regions, that increase profitability while maintaining adequate resources for effective and coordinated organizational performance;

•	the success of our sales coverage reorganization and optimization initiatives, including:

—	the effectiveness of our organizational sales model,

—	the ability of our sales representatives to learn and sell our products, and

—	our ability to broaden and effectively utilize indirect distribution channels through alliances with resellers, systems integrators, and other strategic partners;

•	our ability to anticipate and meet evolving customer requirements for PLM solutions and successfully deliver products and services at an enterprise level;

•	our ability to develop rapidly implementable point solutions that adequately address specific business challenges;

•	our ability to identify and penetrate additional industry sectors and to efficiently undertake corporate development initiatives that represent growth opportunities;

•	our ability to execute on customer satisfaction initiatives and programs in order to retain our customer base and to develop customer references upon which we can expand that base; and

•	our ability to effectively utilize our diminished resources resulting from our cost reduction programs to undertake one or more strategic initiatives while maintaining recurring operations at satisfactory levels.

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

•	enhance our current offerings and develop new products and services that keep pace with technological developments, and effectively undertake “debugging” efforts, through:

—	internal research and development and quality assurance programs,

—	acquisition of technology, and

—	strategic partnerships;

•	meet evolving customer requirements, especially ease-of-use and interoperability;

•	provide adequate funding for development efforts in the face of a challenging economic climate; and

•	license appropriate technology from third parties for inclusion in our products.

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

We depend on sales from outside the United States that could be adversely affected by changes in the international markets

A significant portion of our business comes from outside the United States. Accordingly, our performance could be adversely affected by economic downturns in Europe or the Asia/Pacific region. Another consequence of significant international business is that a large percentage of our revenues and expenses are denominated in foreign currencies that fluctuate in value. Although we may enter into foreign exchange forward contracts and foreign exchange option contracts to offset a portion of the foreign exchange fluctuations, unanticipated events may have a material impact on our results. Other risks associated with international business include:

•	changes in regulatory practices and tariffs;

•	staffing and managing foreign operations, including the difficulties in providing cost-effective, incentive based compensation to attract skilled workers;

•	longer collection cycles in certain areas;

•	potential changes in tax and other laws;

•	greater difficulty in protecting intellectual property rights; and

•	general economic and political conditions.

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

II.    Design Solutions Related Considerations

Increasing competition in the computer aided design marketplace may reduce our revenues

There are an increasing number of competitive design products. Some competitive products have reached a level of functionality whereby product differentiation is less likely, in and of itself, to dislodge incumbent design systems, given the training, data conversion, and other startup costs associated with system replacement. We recently have introduced Pro/ENGINEER Wildfire, which focuses on PLM interoperability and ease-of-use. Although Pro/ENGINEER Wildfire and other initiatives are designed to address these competitive pressures, increased competition and further market acceptance of competitive products could have a negative effect on pricing and revenue for our products, which could have a material adverse affect on our results.

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

Our Windchill technology, which is central to our PLM strategy, is not yet well established in the marketplace

The success of our PLM strategy will depend in large part on the ability of our Windchill-based solutions to meet customer expectations, especially with respect to:

•	measuring and understanding the benefits of our Windchill solutions, including return on investment and value creation;

•	ease and rapidity of installation;

•	ease of use;

•	full capability, functionality and performance;

•	ability to support a large, diverse and geographically dispersed user base; and

•	quality and efficiency of the services performed by us and our partners relating to implementation and configuration.

The software is still relatively new. If our customers cannot successfully deploy our solutions, or if our solutions are not well accepted within our customers’ organizations by their users after deployment, our operating results may be affected.

Our PLM point solutions strategy is developing

We are pursuing a strategy to provide a series of easily deployable PLM solutions that address specific business challenges that arise at points along the product lifecycle timeline (our Windchill Link solutions). These Windchill Link solutions utilize our Internet-based Windchill architecture as well as components of our design solutions. By offering pre-configured, fully integrated applications that can be implemented quickly, our strategy is designed both to solve customers’ problems relating to costly, large-scale implementation projects and to provide customers with the ability to deploy a product development system that meets their evolving requirements. If we are unable to provide these solutions or are unable to meet customer expectations, our overall revenue may be adversely affected.

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

PLM software solutions must meet our customers’ expectations for integration with existing systems to generate references for new accounts

Our PLM software must integrate with our customers’ and their partners’ existing computer systems and software programs. In certain cases we utilize third party technologies to facilitate these integrations. As many of our customers will be facing these integration issues for the first time, particularly in the context of collaborating with customers, supply chain partners and other members of the extended enterprise, our customers could become dissatisfied with our products or services if systems integration proves to be difficult, costly or time consuming, and thus our operating results may be adversely affected. Moreover, due to the emerging nature of the industry and technology, the sales process relies in large part on customer references. Accordingly, if our customers become dissatisfied, future business and revenues may be adversely affected.

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

IV.    Other Considerations

Our stock price has been highly volatile; this may make it harder to resell your shares at the time and at a price that is favorable to you

Market prices for securities of software companies have generally been volatile. In particular, the market price of these stocks has been and may continue to be subject to significant fluctuations unrelated or disproportionate to the operating performance of these companies. The trading prices and valuations of these stocks, and of ours, may not be predictable. Negative changes in the public’s perception of the prospects of software companies, or of PTC or the PLM market generally, could depress our stock price regardless of our results.

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

Short-term liquidity

Although we were profitable in the second and third quarters of 2004 after several quarters of operating losses, our liquidity position may be adversely affected if we are unable to sustain operating profitability, which may lead to a diminished ability to implement strategic initiatives and/or make investments in our operational infrastructure.

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

We are currently defending a class action lawsuit claiming violations of the federal securities laws based on alleged misrepresentations regarding our reported financial results for the fiscal years 1999, 2000 and 2001 and our announced results for 2002. The case is pending in the U.S. District Court for the District of Massachusetts. The consolidated amended complaint was filed on September 15, 2003 and seeks unspecified damages. We have filed a motion to dismiss the consolidated action and the court held a hearing on our motion on April 28, 2004. The motion currently is under consideration by the court. We believe the claims are without merit, and we intend to defend them vigorously. We cannot predict the ultimate resolution of this action at this time, and there can be no assurance that this action will not have a material adverse impact on our financial condition or results of operations.

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

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

10.1	*	Parametric Technology Corporation 2000 Equity Incentive Plan (as amended by the Board of Directors on July 29, 2004 to remove unused provision of the plan with respect to loans thereunder).

10.2	*	Parametric Technology Corporation 1997 Incentive Stock Option Plan (as amended by the Board of Directors on July 29, 2004 to remove unused provision of the plan with respect to loans thereunder).

10.3	*	Amendment to Parametric Technology Corporation 1997 Incentive Stock Option Plan (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 and incorporated herein by reference).

10.4		Parametric Technology Corporation 1997 Nonstatutory Stock Option Plan (as amended by the Board of Directors on July 29, 2004 to remove unused provision of the plan with respect to loans thereunder).

31.1		Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a).

31.2		Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a).

32	**	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

*	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of PTC participates.
**	Indicates that the exhibit is being furnished with this report and is not filed as a part of it.

(b)    Reports on Form 8-K

Report Date	Description of Matters Disclosed in Form 8-K

April 8, 2004*	Form 8-K furnishing to the SEC, under Item 12, our press release issued on April 8, 2004 announcing preliminary results for the fiscal quarter ended April 3, 2004.

April 21, 2004*	Form 8-K furnishing to the SEC, under Item 12, our press release issued on April 21, 2004 announcing results for the fiscal quarter ended April 3, 2004.

May 27, 2004	Form 8-K disclosing the election by the Board of Directors of a new Class III Director to the Board of Directors.

*	Indicates that the inclusion in this Quarterly Report on Form 10-Q of the description of the Form 8-K, by which we furnished a certain press release to the SEC, is for informational purposes only. Accordingly, such press release shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PARAMETRIC TECHNOLOGY CORPORATION

By:	/s/ CORNELIUS F. MOSES, III
Cornelius F. Moses, III Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:  August 17, 2004