Form 10-K
period 2004-09-30
PARAMETRIC TECHNOLOGY CORP
filed 2004-12-14
CIK 857005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: September 30, 2004

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
(Title of Class)

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES  ☒    NO  ☐

The aggregate market value of our voting stock held by non-affiliates was approximately $1,228,115,295 on April 3, 2004 based on the last reported sale price of our common stock on the Nasdaq National Market on that day. There were 268,030,621 shares of our common stock outstanding on that day and 270,423,259 shares of our common stock outstanding on November 30, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement in connection with the 2005 Annual Meeting of Stockholders (2005 Proxy Statement) are incorporated by reference into Part III.

PARAMETRIC TECHNOLOGY CORPORATION

ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR 2004

i

Forward-Looking Statements

Statements in this Annual Report on Form 10-K about our anticipated financial results and growth, as well as about the development of our products and markets, are forward looking statements that are based on our current plans and assumptions. Important information about the bases for these plans and assumptions and certain factors that may cause our actual results to differ materially from these statements is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 8 below, and generally throughout this report.

Unless otherwise indicated, all references to a year reflect our fiscal year that ends on September 30.

PART I

ITEM 1: Business

Introduction

Parametric Technology Corporation (PTC) was founded in 1985 and is headquartered in Needham, Massachusetts. PTC develops, markets and supports product lifecycle management (PLM) software solutions and related services that help manufacturers improve the competitiveness of their products and product development processes. The PLM market encompasses the mechanical computer-aided design, manufacturing and engineering (CAD, CAM and CAE) markets as well as many previously isolated markets that address various phases of the product lifecycle. These include product data management (PDM), component and supplier management, visualization and digital mockup, enterprise application integration, program and project management, after market service and portfolio management, requirements management, customer needs management, and manufacturing planning. Our software solutions, which include a suite of mechanical computer-aided design tools (our design solutions) and a range of Internet-based collaboration technologies (our collaboration and control solutions), enable manufacturing companies to create virtual computer-based products (digital products), collaborate on designs within the enterprise and throughout the extended supply chain, and control the digital product information throughout the product lifecycle. This results in streamlined engineering processes, improved product quality, optimized product information management and reduced cost and time-to-market cycles. Our PLM software solutions are complemented by our experienced services and technical support organizations, as well as resellers and other strategic partners, who provide training, consulting, ancillary product offerings, implementation and support to customers worldwide.

The PLM market is still relatively new and our entry into this market commenced in 1998 with our acquisition of a PLM technology platform known as Windchill® that is now a cornerstone of our suite of PLM software solutions. Prior to 1998, PTC focused on the CAD/CAM/CAE market. Since 1998, we have invested heavily in expanding our product offerings to offer an integrated portfolio of PLM product offerings. Our traditional CAD/CAM/CAE products remain a key component of our overall PLM offering, but we have introduced new solutions as well based on our Windchill technology.

With our suite of PLM software solutions, we see an opportunity to address several of the key challenges that manufacturing companies face in their product development processes: more frequent change, heterogeneity of systems, and increased communication inside and outside the manufacturing enterprise to support growing offshoring and outsourcing and increasingly transparent supply chains. Accordingly, we have devoted significant resources to our collaboration and control solutions and their integration with our design software. With our PLM software solutions suite, we can provide our customers a product development system that permits individuals—regardless of their roles in the commercialization of a product, the computer-based tools they use, or their location geographically or in the supply chain—to participate in and impact the product development process across the digital product value chain. We believe that as we continue to implement our strategy for our products to become more tightly integrated and easier to deploy, we can create significant added value for our customers. All of our software solutions continue to be distributed primarily through our direct sales force. In tandem with our direct sales force, we utilize an indirect distribution channel. Our indirect distribution channel has been broadened over the last several years through resellers and other strategic partners. Our resellers provide greater geographic and small account coverage, primarily for our design solutions, while our other strategic partners help to expand the breadth of our PLM solutions by providing complementary product and/or service offerings.

Products and Services

Our design solutions and our collaboration and control solutions are aligned under a unified product strategy. The strategy allows us to capitalize on existing product synergies and offer integral product development solutions that enable the creation, collaboration and control of digital product information across the extended design chain. Our efforts have resulted in the creation of our product development system, which is comprised of a suite of integral products and services offerings.

Our product development system delivers a comprehensive footprint that offers the capabilities necessary to improve our customers’ product development processes. These processes involve the entire enterprise and are further extended to include supplier, partner, and customer participants. A leading objective of our product development system approach is to reduce complexity for our customers by ensuring that our solutions, which support core product development processes, work together in a cohesive system. Our product development system provides three essential capabilities to improve product development processes:

•	Create product designs (resulting in high fidelity digital products),

•	Collaborate cross-functionally in an organization and throughout the digital product value chain, and

•	Control and manage product information and product development processes throughout a product’s lifecycle.

Our footprint of capabilities aligns on an optimized system architecture, which is built from the ground up to address the needs of the digital product value chain. Our product development system architecture is:

•	Integral—sharing a common database schema and common business objects,

•	Internet-based—in that it has an intuitive Internet-based user interface and deploys seamlessly across existing Intranet and Internet infrastructures to accommodate a distributed value chain, and

•	Interoperable—integrating easily with other systems using standard protocols and integration approaches.

The following software solutions are part of our overall strategy to provide an integrated portfolio of PLM solutions that address specific business challenges that occur at various points in the product lifecycle. They are designed to enable manufacturers to implement a product development system appropriate for their particular requirements, allowing them to deliver new products to market faster and manage the complexities of product development throughout an evolving supply chain.

DESIGN SOLUTIONS

Our family of engineering design software encompasses a broad spectrum of engineering disciplines essential to the development of virtually all manufactured products, ranging from consumer products to jet aircraft. Manufacturers compete on the basis of cost, time to market and product performance criteria, which are significantly affected by the quality and length of the product development process. Our software solutions offer high-performance product definition capabilities for the creation of digital products that improve product quality and reduce time to market by enabling end-users to evaluate easily multiple design alternatives and to share data with bi-directional associativity.

The cornerstone of our design solutions software is Pro/ENGINEER®, a three-dimensional product design solution based on a robust, parametric, feature-based solid modeler, enabling changes made during the design process to be associatively updated throughout the design. Pro/ENGINEER consists of capabilities for detailed design (CAD), manufacturing/production (CAM), and simulation/analysis (CAE), as well as facilities for exchanging CAD data with a multitude of sources and in varied standard formats, allowing companies to create more innovative, differentiated and functional products quickly and easily.

Offerings within the Pro/ENGINEER family include:

Pro/ENGINEER CAD solutions: Pro/ENGINEER CAD solutions consist of foundational design capabilities for part and assembly modeling, basic surfacing, production drawing creation, welding, sheet metal design and photo rendering. Extended design capabilities include advanced styling and surfacing tools, and solutions for electrical and mechanical systems design involving large assemblies, cable harnesses, and piping.

Pro/ENGINEER CAM solutions: Pro/ENGINEER CAM solutions enable designers to create downstream manufacturing deliverables such as molds and progressive dies, Numerical Control (NC) tool paths, and inspection programs. By directly referencing Pro/ENGINEER designs, production and tooling engineers can handle tooling design and detailing, NC process planning, NC programming, and inspection/verification, automatically responding to changes to the design with no data translation obstacles.

Pro/ENGINEER CAE solutions: Pro/ENGINEER CAE solutions allow engineers to test and optimize designs for structural, dynamic, thermal, and durability performance. These solutions provide benefits by minimizing physical prototyping, increasing engineering creativity, and helping deliver higher quality products in less time.

COLLABORATION AND CONTROL SOLUTIONS

Our collaboration and control solutions have evolved to address expanding customer needs since their introduction in 1998. The cornerstone of our collaboration and control solutions is our suite of Windchill based products, which enables engineering and enterprise-level PLM. Windchill is currently sold in two forms based on the common Windchill infrastructure: (1) Windchill Link solutions and (2) configurable Windchill modules.

Our Windchill Link solutions consist of pre-configured, integral products built on the Internet-based Windchill architecture. These solutions are designed to address specific business-critical manufacturing processes and can be implemented with little configuration in as few as several weeks in accordance with a predefined implementation methodology. These solutions include:

Windchill PDMLink™: a digital product data management solution that helps manufacturers control information by ensuring data accessibility and managing the product development process throughout the life of a product. Windchill PDMLink is fluent with workgroup level CAD data management as well as complete enterprise-wide product data management with capabilities for document management, change management and configuration management.

Windchill ProjectLink™: a project management solution that enables employees, partners, suppliers, and customers to collaborate on projects through Internet-based compartmentalized workspaces, project plan development, milestone and deliverable tracking, activity assignment and management, and discussion forums.

Windchill DynamicDesignLink™: a collaborative application engineering solution that helps manufacturers address the increasing demand for design-to-order products through visually interactive, dynamic, collaborative capabilities including graphical product family modeling, product family catalog publication, product configuration, and automated generation of digital product deliverables.

Windchill PartsLink™: an interactive product catalog solution that enables designers to achieve maximum part reuse through Internet-based access to standard, preferred part suppliers, and allows suppliers of standard parts to provide their customers with rich technical product data.

We also offer Windchill capabilities in a modular form to support customer-specific configurations that address our customers’ unique needs. The Windchill modules architecture and toolsets enable manufacturers to extend the data models and user interface to support unique business processes, such as legacy system replacement and consolidation, and integration and rationalization of diverse systems following merger or acquisition. Unlike other product information management applications based on proprietary architectures and toolsets that discourage tailored configurations, the Windchill modules architecture and toolsets explicitly enable manufacturers to extend the data models, functionality, and user interface as they see fit. The Windchill modules consist principally of the following: a vault for data management to store and retrieve product information; workflow applications for sequencing the flow of product information and change management processes; visualization software for enabling the customer to see a three-dimensional view of product data; and, when desired, data adaptors for connecting to standard computer aided design (CAD) software or standard enterprise resource planning (ERP) systems via standard application interfaces.

The Windchill modules include:

Windchill Foundation for core PLM infrastructure;

Windchill PDM for product data management;

Windchill ProductView for visualization;

Windchill Information Modeler to accelerate the configuration process;

Windchill Enterprise Systems Integrations to connect Windchill to ERP systems and other enterprise applications; and

Windchill Workgroup Managers to manage CAD data from various source systems.

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

Additionally, upon our acquisition of OHIO Design Automation, Inc. in the third quarter of 2004, we now offer the InterComm suite of electronic design collaboration solutions to enable enterprise-wide visualization, verification, annotation, and automated comparison of electronic design intent. The InterComm solutions provide easy access to complex CAE and electronic computer aided design data created in leading electronic design automation (EDA) tools. These solutions are targeted toward high tech and electronics manufacturers and other manufacturers of products that contain electronic components. In addition to offering the InterComm products as stand alone solutions, we have begun to integrate this technology into the Windchill product line for future release.

SERVICES

Maintenance Services

We offer maintenance support plans for our software products. Customers who participate in our maintenance support plans receive periodic software updates and new releases. Active maintenance plan customers also have direct access to our global technical support team of certified engineers, an ISO 9001 accredited organization, resulting in timely and accurate issue resolution. In addition, we provide self-service support tools that allow our customers access at all times to an extensive amount of information quickly and dynamically.

Other Services

Our software solutions and maintenance support offerings are complemented by additional service offerings from our services organization, as well as from third-party resellers and other strategic services partners. We designed our portfolio of services offerings to leverage our product and process expertise and create value for customers. We offer a comprehensive portfolio of services to facilitate the adoption of our technology into an optimized product development environment, ensuring alignment of business processes with strategy, conditioning the organization to follow new rules and procedures, deployment of the “right” technology that supports organizational and strategic goals, and driving technology adoption through training programs. Our services organization focuses on:

Implementation Services: We offer a range of technology installation, configuration, and migration services, from pre-packaged “quick start” deployments to full system integration.

Process and Technology Adoption Services: Our consulting services facilitate widespread acceptance and utilization of our solutions, addressing organizational challenges and competing priorities. Our proven methodology helps condition an organization to adopt new processes and enable target users successfully to utilize the applications for measurable productivity gains.

Education Services: We offer an extensive curriculum of instructor-led and Internet-based training courses to accelerate adoption of the product development system and realize value across the entire enterprise. Our education services also assist our customers’ users to overcome resistance to change and reluctance to use new tools.

Product Development

For our products to remain competitive, we must provide our customers with new and innovative software solutions. As a result, we continue to spend on research and development, and we regularly are looking for opportunities to acquire new technologies suited to our customers’ needs. We also must efficiently manage our development resources to ensure that the appropriate balance, based on both product development plans and customer demand, is reached between product lines.

Our ability to rapidly develop new design products is facilitated by the modular structure of our software code. This structure enables functional capabilities of existing products to be utilized by new software applications or modules, thereby reducing the amount of new code required to develop additional products. The major benefit of this approach is more rapid development of new functionality. Our Windchill technology has expanded the breadth of our offerings allowing for a comprehensive suite of PLM solutions. Much of this technology is Internet-centric, Java-based, object-oriented software and our products depend on these evolving technologies. We also license certain technologies from third parties to augment the functionality of our products. We generally pay these third parties either periodic royalties or fixed fees for the use of their technologies and rely on them for development and other support. We continually review the associated costs, development resource savings, support levels, and, if applicable, experience with the third party to determine whether the utilization of such technologies is beneficial.

We are focusing much of our research and development investment on integrating our products into a unified product development system. This strategy is supported by changes we have made to both our product planning and product testing processes. These planning and testing phase changes ensure that the products work together in a cohesive system across specific customer business processes.

We also work closely with our customers to define improvements and enhancements to be integrated into our products. Using this approach, customers become involved in the software design process to help validate feasibility and to provide feedback on functionality early in the development of our products. In addition, we maintain software and hardware partner programs designed to provide partners both with access to our products and with the mechanisms and environment to facilitate the integration of complementary products with our product lines. Through our open software toolkits, program members can build tightly integrated solutions that satisfy the various requirements of our customers.

Information about our research and development expenditures for the three-year period from 2002 through 2004 may be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 8 below.

Sales and Marketing

We derive most of our revenue from products and services distributed directly by our sales force to our end-user customers. In addition, we offer products through third-party distributors. No single customer accounted for more than 10% of our revenue in any of the last three fiscal years. Our direct sales force focuses on large accounts, while our reseller channel provides a cost-effective means of covering the small and medium business market.

Within our direct sales force, there are both strategic accounts and general business accounts units. The strategic accounts unit is further segmented into vertical groups, such as aerospace and defense, automotive, consumer products, electronics and high technology, footwear and apparel, industrial products and life sciences. This vertical orientation is mirrored in our services delivery organization and, increasingly, in the products we deliver to strategic accounts. In addition, we continue to broaden our indirect distribution channel through alliances with third-party resellers and other strategic partners who provide products and/or services that complement our offerings. Our resellers distribute products such as Pro/ENGINEER and provide related services throughout North America, Europe and parts of Asia/Pacific; our other strategic partners help complement our product development system with ancillary offerings. We also have begun to train a select number of resellers to distribute our Windchill Link solutions to the small and medium business market.

Information about our international and domestic operations may be found in Note L of “Notes to Consolidated Financial Statements” and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 8 below.

Competition

There are a number of companies offering solutions that address specific functional areas covered by our PLM solutions such as: Dassault Systemes and UGS for traditional design solutions, PDM solutions and visualization and digital mock-up solutions; Agile Software Corp. and MatrixOne for PDM solutions; and i2 Technologies Inc. for part sourcing solutions. In addition, larger, better-known enterprise-solution companies with established customers have entered the PLM market offering solutions integrated with their other enterprise software applications. For example, SAP offers a solution that controls product data within the larger framework of its ERP solution. We believe that our PLM solutions currently offer broader and deeper functionality, more specifically targeted toward the product development processes within discrete manufacturing companies. We, along with our resellers, compete with design products from companies such as Autodesk, Inc. and Solidworks, a subsidiary of Dassault Systemes, for sales to smaller manufacturing customers.

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

We believe that, due to the rapid pace of innovation within our industry, factors such as the technological and creative skills of our personnel are as important to establishing and maintaining a technology leadership position within the industry as are the various legal protections surrounding our technology. We believe that our products, technology and trademarks do not infringe any existing proprietary rights of others, although there can be no assurance that third parties will not assert infringement claims in the future. Certain of our products also contain technology developed and licensed from third parties. We likewise may be susceptible to infringement claims with respect to these third-party technologies.

PTC, the PTC Logo, Parametric Technology Corporation, The Product Development Company, Product First, The way to Product First, Create Collaborate Control, Simple Powerful Connected, Pro/ENGINEER, Wildfire, Pro/DESKTOP, Pro/INTRALINK, MECHANICA, GRANITE, Windchill, Windchill ProjectLink, Windchill PartsLink, Windchill DynamicDesignLink, Windchill PDMLink, and InterComm and all product names in the PTC product family are trademarks or registered trademarks of PTC or our subsidiaries in the United States and/or other countries.

Backlog

We generally ship our products within 30 days after acceptance of a customer order. A high percentage of our license revenue historically has been generated in the third month of each fiscal quarter, and this revenue tends to be concentrated in the later part of that month. Accordingly, orders may exist at the end of a quarter that have not been shipped and not recognized as revenue. We do not believe that our backlog at any particular point in time is indicative of future sales levels.

Employees

As of September 30, 2004, we had 3,042 employees, including 945 in sales and marketing; 812 in customer support, training and consulting; 314 in general and administration; and 971 in product development. Of these employees, 1,362 were located in the United States and 1,680 were located outside the United States.

Website Access to Reports and Code of Business Conduct and Ethics

Our Internet address is www.ptc.com. Through our Internet website, we make available the following reports as soon as reasonably practicable after electronically filing them with, or furnishing them to, the SEC: our annual report on Form 10-K; our quarterly reports on Form 10-Q; our current reports on Form 8-K; and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934. Our Proxy Statements for our Annual Meetings and our Section 16 Officer trading reports on SEC Forms 3, 4 and 5 also are available through our Internet website. The reference to our website is not intended to incorporate information on our website into this document by reference.

Our Code of Business Conduct and Ethics also is available through our Internet website. Additional information about this code and amendments and waivers thereto can be found below in Part III, Item 10 of this Annual Report.

ITEM 1A: Executive Officers of the Registrant

Information about our executive officers is incorporated by reference from Part III, Item 10 of this Annual Report.

ITEM 2: Properties

We lease 100 offices in the United States and internationally through our non-U.S. subsidiaries, predominately as sales and/or support offices and for research and development work. Of our total of approximately 1,039,000 square feet of leased facilities used in operations, approximately 492,000 square feet are located in the U.S., including 296,000 square feet of our headquarters facility located in Needham, Massachusetts. The lease for our headquarters began in December 2000 and expires in December 2012, subject to certain renewal rights. We also lease space comprising approximately 580,000 square feet, which is not used for our current operations and is primarily subleased to third parties. This space includes 376,000 square feet of space in Bedford, Massachusetts acquired in our merger with Computervision Corporation in January 1998. As described in Notes B and F of “Notes to the Consolidated Financial Statements,” lease commitments on unused facilities in excess of expected sublease income have been included in our restructuring provisions. We continue to engage in subleasing and early lease termination initiatives to employ alternate uses for these excess facilities. We believe that our facilities are adequate for our present needs.

ITEM 3: Legal Proceedings

Certain class action lawsuits were filed by shareholders in the second and third quarters of 2003 against us and certain of our current and former officers and directors in the U.S. District Court for the District of Massachusetts claiming violations of the federal securities laws based on alleged misrepresentations regarding our reported financial results for the fiscal years 1999, 2000 and 2001 and our announced results for 2002. The consolidated amended complaint was filed in the fourth quarter of 2003 and sought unspecified damages. We filed a motion to dismiss the consolidated action with prejudice and the court held a hearing on our motion in the third quarter of 2004. On November 3, 2004, the court granted our motion to dismiss and entered an order dismissing the consolidated action. The plaintiffs did not file a notice of appeal from the court’s order within the applicable period of time for them to do so, which should conclude the litigation.

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

ITEM 4: Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the last quarter of 2004.

PART II

ITEM 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information with respect to this item may be found in the section captioned “Quarterly Financial Information” on page F-30 below.

On September 30, 2004, the close of our fiscal year, our common stock was held by 5,596 shareholders of record. As of November 30, 2004, our common stock was held by 5,577 shareholders of record. We have not paid cash dividends on our common stock and have historically retained earnings for use in our business. We intend to review our policy with respect to the payment of dividends from time to time; however, there can be no assurance that any dividends will be paid in the future.

ITEM 6: Selected Financial Data

Information with respect to this item may be found in the section captioned “Five-Year Summary of Selected Financial Data” on page F-30 below.

ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements in this Annual Report on Form 10-K about our anticipated financial results and growth, as well as about the development of our products and markets, are forward looking statements that are based on our current plans and assumptions. Important information about the bases for these plans and assumptions and certain factors that may cause our actual results to differ materially from these statements are contained below and in “Important Factors That May Affect Future Results” beginning on page 24.

Unless otherwise indicated, all references to a year reflect our fiscal year that ends on September 30.

Executive Overview

Over the last several years, we have been transforming PTC from a one-product company in a mature CAD/CAM/CAE market to a multi-product company in the emerging PLM market. Our core business focus has been to provide design solutions to customers through our flagship Pro/ENGINEER® design software, and revenue associated with our design solutions continues to comprise a majority of our revenue. During the past few years, however, the discrete market for computer-aided design solutions has declined, and our revenue in this market also has declined. Although much of this decline is a result of market factors, including unwillingness by customers to invest in this market during difficult economic conditions, the decline in our design solutions revenue also is attributable to the relative saturation and increased competitiveness of the North American and European markets for design solutions, and the relative difficulty of displacing incumbent software vendors within this finite market.

Although the discrete market for computer-aided design solutions has declined, we believe that Asia-Pacific continues to present opportunity for growth, as global manufacturing companies have continued to invest in that region, the market in that region for both our design and collaboration and control solutions is relatively unsaturated and economic conditions in that region appear to be improving. Additionally, we believe that there is opportunity for growth in the collaboration and control solutions market and we have seen this market and the computer-aided design solutions market converge into a broader PLM opportunity. To position our company to capitalize on the opportunity presented by the emerging PLM market, we have, among other things, significantly remodeled our product lines, overhauled our distribution infrastructure, and created marketing and sales tools aimed at educating our customers concerning the benefits of our offerings. Much of this investment occurred during the recent economic downturn, which in turn put pressure on our revenue performance and operating profitability. Nevertheless, using cash built up during the 1990s when we experienced sustained growth with our design solutions, as well as using cash generated from our ongoing operations, we were able to proceed with these strategic investments. We believe that our investment in this strategy will contribute to our success over the long term. We recently have introduced award-winning products that allow our customers to implement a scalable product development system that meets their requirements for both functionality and return on investment, two critical variables in today’s economic environment.

With a good portion of this business transformation investment behind us, beginning in 2003 and continuing during 2004 we embarked on cost cutting initiatives focusing on improving profitability. Although these reductions likely negatively impacted our overall revenue performance in 2003 and 2004, as demonstrated in the following graphs, these cost reductions have improved our overall profitability in 2004 and have provided operating leverage for the future.

Looking forward, we are focusing on our long-term goals of growing revenue and increasing our operating margins by leveraging our industry-leading solutions, improved distribution model, and reduced cost structure. Our goal is to increase revenue both by increasing sales of our existing products and by pursuing strategic corporate development opportunities. To achieve these goals, we intend to embark on a course of making measured increases to our direct sales force and reseller channel, to make strategic investments in vertical product solutions as demand for our products dictate, and to continue to make strategic investments in the Asia-Pacific market, while remaining focused on profitability and actively evaluating potential acquisitions. Our overall performance will depend on, among other factors: (i) improved economic conditions and the strengthening of technology spending in the global manufacturing sector; (ii) our ability to elevate PLM expenditures over other technology spending as a budgetary priority among our customers; (iii) our ability to successfully execute our product strategy to provide an integrated, easy to use and rapidly deployable suite of PLM software solutions that customers can deploy to create a product development system that meets their evolving requirements; (iv) our ability to differentiate our products and services from those of our competitors, including larger companies with established enterprise relationships with our customers; and (v) our ability to successfully execute on corporate development initiatives. Our enhanced suite of PLM software solutions provides the foundation for our future growth, as these solutions provide a basis for expanding our relationships with existing customers who have previously purchased our traditional high-end design products. We must accordingly focus on enhancing and marketing our product and service offerings so that our customers are able to understand and realize their advantages.

Our performance also will depend on our ability to undertake our strategic initiatives while at the same time controlling increases in our current operating cost structure. In 2003, we began implementing cost cutting initiatives (discussed further below) designed to reduce our quarterly operating cost structure to approximately $150 million, excluding restructuring charges, by the end of fiscal 2004. By the end of the second quarter of 2004, those cost reductions had reduced our quarterly operating cost structure to under $150 million. In connection with these reductions, we incurred restructuring charges of $42.9 million in 2004 and $30.9 million in 2003. We completed our restructuring program in the fourth quarter of 2004.

Finally, our success also will depend on other factors, including: (i) our ability to optimize our sales and services coverage and productivity through, among other means, effective utilization and management of our resellers and other strategic partners as well as our own sales force; (ii) our ability to further improve customer satisfaction and to build customer references; (iii) our effective management of our development resources; (iv) our success at penetrating strategic emerging markets; and (v) our ability to migrate our customers to a more robust PLM product development system. We believe that we have made progress on these initiatives; however, spending in our sector of the economy has been weak. Although recent economic indicators have suggested that technology spending has begun to increase modestly, technology spending in the manufacturing sector is expected to lag behind overall increases in technology spending.

Additional factors affecting our revenues and operating results are identified under “Important Factors That May Affect Future Results” beginning on page 24.

Results of Operations

Overview

The following is a summary of our results of operations for the last three years. A detailed discussion regarding these results follows the table below:

	2004	Percent Change	2003	Percent Change	2002
	(Dollar amounts in millions)
Total revenue	$660.0	(2)%	$671.9	(9)%	$742.0
Total costs and expenses	622.6	(17)%	751.6	(8)%	820.4

Operating income (loss)	$37.4	147%	$(79.7)	(2)%	$(78.4)
Other income (expense), net	(0.4)		(2.8)		4.1
Provision for income taxes	2.2		15.8		19.3

Net income (loss)	$34.8	135%	$(98.3)	(5)%	$(93.6)

•	Total revenue was $660.0 million in 2004, $671.9 million in 2003 and $742.0 million in 2002.

•	License revenue was $198.9 million in 2004, $205.3 million in 2003 and $242.9 million in 2002.

•	Service revenue was $461.1 million in 2004, $466.6 million in 2003 and $499.1 million in 2002.

•	Collaboration and control solutions revenue was $179.3 million in 2004, $173.5 million in 2003 and $177.1 million in 2002.

•	Design solutions revenue was $480.7 million in 2004, $498.4 million in 2003 and $564.9 million in 2002.

•	Amortization of goodwill and other intangible assets was $5.2 million in 2004, $5.9 million in 2003 and $35.8 million in 2002.

•	Restructuring and other charges were $42.9 million in 2004, $30.9 million in 2003 and $31.2 million in 2002.

•	Total costs and expenses, including restructuring and other charges, was $622.6 million in 2004, $751.6 million in 2003 and $820.4 million in 2002.

•	In 2004, we recognized a one-time tax benefit of $18.9 million due to a favorable resolution of prior-year tax audits with the Internal Revenue Service.

•	Net income (loss) was $34.8 million in 2004, $(98.3) million in 2003 and $(93.6) million in 2002. The improvement in our 2004 results is primarily attributable to reductions in our operating cost structure.

The following table shows certain consolidated financial data as a percentage of our total revenue for the last three years:

	September 30,
	2004	2003	2002
Revenue:
License	30%	31%	33%
Service	70	69	67

Total revenue	100	100	100

Costs and expenses:
Cost of license revenue	1	2	2
Cost of service revenue	26	31	27
Sales and marketing	34	44	45
Research and development	16	19	19
General and administrative	9	10	9
Amortization of goodwill and other intangible assets	1	1	5
Restructuring and other charges	7	5	4

Total costs and expenses	94	112	111

Operating income (loss)	6	(12)	(11)
Interest income	—	—	1
Other expense, net	(1)	(1)	(1)
Gain on sale of a business	—	—	1

Income (loss) before income taxes	5	(13)	(10)
Provision for income taxes	—	2	3

Net income (loss)	5%	(15)%	(13)%

Revenue

Total Revenue

Our revenue consists of software license revenue and service revenue, which includes software maintenance as well as consulting, implementation, education and other technical support revenue. We presently report our revenue in two product categories: (1) our collaboration and data management technologies (collaboration and control solutions), including our Windchill® Internet-based software, and (2) our computer-aided design, manufacturing and engineering software (design solutions), including our flagship Pro/ENGINEER® design software. The following table illustrates trends from 2002 to 2004 in our software license revenue and in our service revenue, as well as in our two product categories and by geography.

	2004	Percent Change	2003	Percent Change	2002
	(Dollar amounts in millions)
License revenue	$198.9	(3)%	$205.3	(15)%	$242.9
Service revenue:
Maintenance revenue	323.4	5%	309.1	(6)%	329.6
Other service revenue	137.7	(13)%	157.5	(7)%	169.5

Total service revenue	461.1	(1)%	466.6	(7)%	499.1

Total revenue	$660.0	(2)%*	$671.9	(9)%*	$742.0

Revenue by product category:
Collaboration and control solutions revenue	$179.3	3%	$173.5	(2)%	$177.1
Design solutions revenue	480.7	(4)%	498.4	(12)%	564.9
Revenue by geography:
North America	$232.9	(7)%	$249.4	(20)%	$310.7
Europe	240.2	— %*	239.8	(2)%*	245.9
Asia Pacific	186.9	2%*	182.7	(1)%*	185.4

*	On a consistent foreign currency basis from the prior period, total revenue decreased 7% in 2004 compared to 2003 and decreased 14% in 2003 compared to 2002, revenue in Europe decreased 10% in 2004 compared to 2003 and decreased 16% in 2003 compared to 2002, and revenue in Asia Pacific decreased 3% in 2004 compared to 2003 and decreased 4% in 2003 compared to 2002.

Although we experienced modest improvements in our revenue in the second half of 2004 compared to the second half of 2003, our total revenue in 2004, as well as in 2003 and 2002, has declined. We attribute these declines to a number of factors, including the relative saturation and increased competitiveness of the North American and European markets for design solutions, continued reluctance of our customers to consummate large software purchases, reduced delivery capacity in connection with headcount reductions in our services business, ongoing weakness in technology spending in the global manufacturing economy and the relative infancy of the PLM market.

We derived 65%, 63% and 58% of our total revenue from sales to customers outside of North America in 2004, 2003 and 2002, respectively. While we believe ongoing weakness in technology spending continues to affect all of our geographic regions, we believe that Asia-Pacific presents the greatest opportunity for growth as global manufacturing companies have continued to invest in that region, the market in that region for both our design and collaboration and control solutions is relatively unsaturated and economic conditions in that region appear to be improving.

License revenue accounted for 30%, 31% and 33% of total revenue in 2004, 2003 and 2002, respectively. Service revenue, which has a lower gross profit margin than license revenue, accounted for 70%, 69% and 67% of total revenue in 2004, 2003 and 2002, respectively. Although service revenue as a percentage of overall revenue has increased slightly over this three-year period, the composition of our service revenue has changed. Compared to 2003, maintenance revenue for 2004 was up 5% (down 2% on a consistent foreign currency basis), representing 70% of overall services revenue in 2004 compared to 66% in 2003, while other service revenue in 2004 was down 13% over 2003, representing 30% of overall service revenue in 2004 compared to 34% in 2003. Maintenance revenue in 2004 was favorably impacted by customers’ adoption of Pro/ENGINEER Wildfire and growth in Windchill license revenue. However, our other service revenue (consulting, implementation, education and other support revenue) was adversely affected by the removal of a portion of our services delivery headcount in connection with our cost reductions.

In the second quarter of 2003, with the launch of Pro/ENGINEER Wildfire, we began selling a product development system package called “Flex 3C” for Create, Collaborate and Control. This package includes Pro/ENGINEER Wildfire with advanced engineering modules, Windchill ProjectLink, and Windchill PDMLink as a data management option. Because the package includes both design solutions and collaboration and control solutions, for purposes of reporting revenues by product categories, we allocate revenue from sales of the Flex 3C package among our two product categories. Revenue from sales of new Flex 3C licenses is allocated 90% to our design solutions and 10% to our collaboration and control solutions. Revenue from upgrades to the Flex 3C package is allocated 50% to our design solutions and 50% to our collaboration and control solutions. In line with customer demand for a complete product development system, we foresee that we will continue to offer packages that include both design solutions products and collaboration and control solutions products. As such, the delineation between the two product lines may become less meaningful and, accordingly, we may revise our product categories.

We have been building and diversifying our reseller channel to become less dependent on a small number of distributors and to provide the resources necessary for more effective distribution of our products. Although we typically receive lower revenue per seat for an indirect sale versus a direct sale, we believe that utilizing diverse and geographically dispersed distributors that focus on smaller businesses will provide an efficient and cost effective means to reach these customers, while allowing our direct sales force to focus on larger sales opportunities. License sales from our reseller channel, which are primarily for design solutions, were $56.2 million, $45.9 million and $44.0 million in 2004, 2003 and 2002, respectively. This growth is due in part to our efforts to expand our reseller channel as mentioned above. We also attribute the increase in reseller channel revenue to the growing success of Pro/ENGINEER Wildfire in small and medium businesses both relative to our historic offerings as well as to competitive offerings in this market segment. Increases in revenue from our reseller channel have occurred in tandem with the expiration of our arrangement with Rand A Technology Corporation, which historically had been our largest distributor. Rand A Technology Corporation’s distribution rights for certain territories expired on December 31, 2003 and, for the remaining territories, expired at the end of March 2004. The expiration of Rand’s distribution rights has not had a material effect on our operating results, as the customers formerly serviced by Rand may now be serviced by PTC directly or by other PTC resellers. We are also currently involved in a lawsuit with Rand, as described in Part I, Item 3, “Legal Proceedings”.

Collaboration and Control Solutions Revenue

The following table illustrates trends from 2002 to 2004 in our collaboration and control solutions software license revenue and service revenue:

	2004	Percent Change	2003	Percent Change	2002
	(Dollar amounts in millions)
Collaboration and control solutions:
License revenue	$59.6	3%	$57.7	(7)%	$61.9
Service revenue:
Maintenance revenue	47.4	37%	34.5	9%	31.6
Other service revenue	72.3	(11)%	81.3	(3)%	83.6

Total service revenue	119.7	3%	115.8	1%	115.2

Total revenue	$179.3	3%	$173.5	(2)%	$177.1

Total revenue from our collaboration and control solutions software and related services was 27%, 26% and 24% of our total revenue in 2004, 2003 and 2002, respectively.

Collaboration and control solutions license revenue grew 3% in 2004 compared to 2003 after having decreased 7% in 2003 compared to 2002. Although we are encouraged by this recent performance, particularly in the second part of 2004, the PLM market is still in its early stages and we continue to observe reluctance on the part of our customers to consummate large software purchases, particularly in this evolving market. Further, we have seen an ongoing trend of customers purchasing PLM solutions in incremental fashion and have continued to see sales shift from enterprise-level Windchill modules to our Windchill Link solutions. We feel that we have addressed this evolving customer demand with our Windchill Link solutions (described below), as well as with our product development system adoption roadmap, which provides customers with a suggested approach for purchasing and implementing our solutions in stages.

The increase in collaboration and control solutions maintenance revenue for all periods presented is attributable to a growing user base of our Windchill solutions and the introduction of our Flex 3C package in 2003, which includes Windchill software. Other service revenues have been adversely affected by the removal of a portion of our delivery capacity in connection with our cost reductions.

To improve our ability to provide PLM solutions to a broader range of customers, to complement our enterprise offerings and to meet evolving customer demand, we have introduced Windchill-based solutions targeted at specific business-critical PLM processes (our Windchill Link solutions). In 2004, 2003 and 2002, Windchill Link solutions license revenue was $29.7 million, $29.9 million and $11.4 million, respectively, which represented 50%, 52% and 18%, respectively, of our collaboration and control license revenue. We expect that our Windchill Link solutions will continue to gain acceptance with existing and new customers, and that they will comprise a large portion of our overall Windchill license revenue. We believe these solutions address a growing customer demand for better return on investment as they can be implemented in incremental fashion. As the requirements of our customers and the general market change, we plan periodically to evaluate the need for additional solutions.

In addition to these product changes, we also have begun to expand our distribution of our PLM solutions by recently offering a limited number of qualified resellers the ability to sell our Windchill Link solutions as well as related services. In 2004, we also completed the acquisition of OHIO Design Automation, Inc., a developer of collaboration solutions for electronics design. This acquisition will allow us to better serve the high technology and electronics industries by providing the technology necessary to offer an integrated solution, enabling the dynamic management of both mechanical and electrical design information. We have begun to integrate OHIO Design Automation’s technology into the Windchill product line for future release, while continuing to offer the technology on a stand-alone basis. OHIO Design Automation’s revenues on a historic stand-alone basis were not significant.

Design Solutions Revenue

The following table illustrates trends from 2002 to 2004 in our design solutions software license revenue and service revenue:

	2004	Percent Change	2003	Percent Change	2002
	(Dollar amounts in millions)
Design solutions:
License revenue	$139.3	(6)%	$147.6	(18)%	$181.0
Service revenue:
Maintenance revenue	276.0	1%	274.6	(8)%	298.0
Other service revenue	65.4	(14)%	76.2	(11)%	85.9

Total service revenue	341.4	(3)%	350.8	(9)%	383.9

Total revenue	$480.7	(4)%	$498.4	(12)%	$564.9

Total revenue from our design solutions and related services was 73%, 74% and 76% of our total revenue in 2004, 2003 and 2002, respectively. Compared to the prior year, design solutions license revenue reflects an increase in software unit sales of 12% in 2004 and a decline in software unit sales of 9% in 2003, and reflects decreases in the average selling price per seat of 16% in 2004 and 10% in 2003. The 2004 increase in unit sales, or seats, and decrease in the average selling price per seat are attributable, in part, to a higher mix of lower-end software packages being sold due to growing acceptance of Pro/ENGINEER Wildfire in the low-end of the mechanical computer-aided design market, as well as to an increased mix of sales completed by resellers, for which we receive lower revenue per seat. The decrease in design solutions total service revenue is due in large part to the lag effect of license revenue declines in prior periods and also has been adversely affected by the removal of a portion of our services delivery capacity in connection with our cost reductions.

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

To address the decline in our design solutions revenue, we have introduced design solutions packages that have price points, functionality and ease-of-use features that appeal to a broader spectrum of design solution users. Pro/ENGINEER Wildfire, released in February 2003 and updated with Pro/ENGINEER Wildfire 2.0 in May 2004, supports Internet interfaces and Windchill-based interfaces and provides customers with the opportunity to integrate more readily traditional design solutions with collaboration and control solutions. The product’s user interface makes it more competitive with lower-end modeling tools on the market that are known for ease-of-use, while maintaining the powerful functionality of Pro/ENGINEER. The new Internet interface, which is unique to Pro/ENGINEER, offers a differentiated design solution to manufacturing companies looking for a complete product development system. All Pro/ENGINEER customers on an active maintenance plan received Pro/ENGINEER Wildfire as a maintenance release consistent with their current configurations, and we attribute our recent growth in design solutions maintenance revenue, in part, to the success of Pro/ENGINEER Wildfire among existing customers. We also offer various technology and service upgrade packages, allowing customers to purchase upgrades from their existing product configuration to the full suite of Pro/ENGINEER Wildfire functionality.

Costs and Expenses

Over the past several years, we have made significant investments needed to transform our business from providing a single line of technical software with a direct distribution model to providing a family of enterprise solutions with an expanded channel and partner-involved distribution model. We undertook to reduce our cost structure after completing a significant portion of this transformation and we believe we will be able to maintain product quality and customer satisfaction, even with our reduced cost structure. All cost and expense categories in 2004, 2003 and 2002 were impacted by restructuring actions taken in those periods. The following table illustrates trends from 2002 to 2004 in our costs and expenses:

	2004	Percent Change	2003	Percent Change	2002
	(Dollar amounts in millions)
Costs and Expenses
Cost of license revenue	$8.2	(25)%	$11.0	(34)%	$16.7
Cost of service revenue	173.9	(16)%	207.5	4%	200.2
Sales and marketing	226.1	(24)%	298.5	(10)%	333.2
Research and development	108.0	(16)%	128.4	(6)%	136.1
General and administrative	58.3	(16)%	69.4	3%	67.3
Amortization of goodwill and other intangible assets	5.2	(12)%	5.9	(84)%	35.8
Restructuring and other charges	42.9	39%	30.9	(1)%	31.2

Total costs and expenses	$622.6	(17)%*	$751.6	(8)%*	$820.5

*	On a consistent foreign currency basis from the prior period, total costs and expenses decreased 20% in 2004 compared to 2003 and decreased 11% in 2003 compared to 2002.

Compared to the prior year, total costs and expenses decreased $129.0 million and $68.9 million in 2004 and 2003, respectively, primarily as a result of our restructuring plan initiated in 2003 and completed in the fourth quarter of 2004. To achieve our objective of restoring profitability, we implemented cost cutting measures that reduced our headcount, resulting in lower aggregate salaries, benefits and related costs. As a result, our headcount has decreased over the last three years to 3,042, 3,500 and 3,803 at the end of 2004, 2003 and 2002, respectively. In addition, our cost reduction initiatives resulted in reduced facility charges, including rent and related overhead costs. Primarily as a result of headcount reductions and lease costs related to excess facilities, we recorded restructuring and other charges of $42.9 million, $30.9 million and $31.2 million in 2004, 2003 and 2002, respectively. See “Restructuring and Other Charges” below and Note B of “Notes to Consolidated Financial Statements” for further discussion.

The decrease in costs and expenses in 2003 from 2002 was also due to lower amortization of goodwill and certain intangible assets as a result of the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, and lower variable expenses resulting from lower revenues.

Cost of License Revenue

Our cost of license revenue consists of fixed and variable costs associated with reproducing and distributing software and documentation as well as royalties owed to third parties for technology embedded in or licensed with our software products. Cost of license revenue as a percentage of license revenue was 4% for 2004, 5% for 2003 and 7% for 2002. Cost of license revenue as a percent of license revenue can vary depending on product mix sold and the effect of fixed and variable royalties in relation to the level of license revenue. The decrease in cost of license revenue in 2004 and 2003 compared to the prior periods was primarily due to lower royalty costs of approximately $2.2 million and $4.4 million, respectively, resulting primarily from lower revenue.

Cost of Service Revenue

Our cost of service revenue includes costs associated with training, customer support and consulting personnel, such as: salaries, benefits and travel; third-party subcontractor fees; costs associated with the release of maintenance updates (including related royalty costs); and facility costs. Cost of service revenue as a percentage of service revenue was 38% in 2004, 44% in 2003 and 40% in 2002. The decreased cost of service revenue in 2004 compared to prior periods is due primarily to our removal of a portion of our services delivery headcount. Service revenue margins improved in 2004 from 2003, primarily due to this reduction in service-related employee headcount, reducing headcount in our services organization by 17% at the end of 2004 as compared to the end of 2003 and resulting in a $16.9 million reduction in compensation, benefit and travel costs. In addition, royalty costs were

$11.5 million lower in 2004 than in 2003, primarily as a result of a contract renegotiation finalized in the second quarter of 2004, resulting in a one-time benefit of $5.0 million from the reversal of an accrual established in the fourth quarter of 2003. Compared to 2002, service revenue margins in 2003 declined due to lower revenue and higher cost of service expense, including the fourth quarter 2003 accrual referred to above, partially offset by a 6% decrease in service-related employee headcount at the end of 2003 compared to the end of 2002.

Sales and Marketing

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. Sales and marketing expenses as a percentage of total revenue were 34%, 44% and 45% for 2004, 2003 and 2002, respectively. Total sales and marketing employee headcount decreased 15% at the end of 2004 and 18% at the end of 2003 compared to the prior year. At the end of 2004, 2003 and 2002, sales and marketing headcount was 945, 1,114, and 1,358, respectively. Compared to the prior year, total sales and marketing expenses decreased 24% in 2004 and 10% in 2003 primarily as a result of the headcount reductions, as well as to reductions in marketing program costs, which, compared to the prior period, were $8.4 million and $6.2 million lower in 2004 and 2003, respectively. In addition, sales commissions were lower by approximately $10.1 million in 2003 compared to 2002 due to lower license and service revenue.

Research and Development

Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Major activities of this organization include developing new releases of our software that work together in a more integral fashion and that include functionality enhancements desired by our customers. Research and development expenses as a percentage of total revenue were 16%, 19% and 19% in 2004, 2003 and 2002, respectively. Compared to the prior year, research and development expenses decreased 16% in 2004 and decreased 6% in 2003. The decrease in 2004 and 2003 from the prior periods is due primarily to shifting certain development activities to our existing facilities in India where overall research and development costs are lower, to lower depreciation and telecommunication costs and, in 2004, to cost reductions from our restructuring plan completed in that year, which resulted in a 10% lower headcount at the end of 2004 compared to the end of 2003.

General and Administrative

Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources and administrative functions as well as bad debt expense. General and administrative expenses as a percentage of total revenue were 9%, 10% and 9% for 2004, 2003 and 2002, respectively. Compared to the prior year, these costs decreased 16% in 2004 and increased 3% in 2003. The decrease in 2004 is primarily due to a 7% reduction in headcount as well as lower depreciation, bad debt expense and insurance costs. The decreases were partially offset by an increase in compensation expense associated with incentive plan bonuses for which targets were met in 2004. The increase in 2003 is primarily related to increased insurance costs and investments in information technology systems, as well as an increase in bad debt expense. Bad debt expense in 2004, 2003 and 2002 was $3.1 million, $5.1 million and $4.3 million, respectively.

Amortization of Goodwill and Other Intangible Assets

Amortization of goodwill and other intangible assets totaled $5.2 million, $5.9 million and $35.8 million in 2004, 2003 and 2002, respectively. These costs represent the amortization of acquired intangible assets, including developed technology and customer lists and, for intangible assets acquired prior to October 1, 2002, these costs also include the amortization of goodwill, trademarks and assembled workforce. In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that, effective October 1, 2002, ratable amortization of goodwill and intangible assets with indefinite useful lives be replaced with periodic impairment tests of those assets and that certain intangible assets other than goodwill be amortized over their useful lives. In accordance with SFAS No. 142, beginning October 1, 2002, we no longer amortize goodwill and certain intangible assets with an indefinite useful life, including acquired trademarks. As a result, amortization of goodwill and other intangible assets decreased $29.9 million in 2003 compared to 2002. For a further discussion, see Critical Accounting Policies—Valuation of Goodwill and Other Intangible Assets below and Note D of “Notes to Consolidated Financial Statements.”

In the third quarter of 2004, we completed the acquisition of OHIO Design Automation, Inc. for $9.8 million in cash. Ohio Design Automation develops collaboration solutions for electronics design. The purchase price was allocated to assets acquired and liabilities assumed based on our estimates of fair value. The values assigned included intangible assets of $1.8 million for customer lists and $1.6 million for purchased software, which are being amortized over estimated useful lives of 5 years and 3 years, respectively. The excess purchase price over the amounts allocated to assets acquired and liabilities assumed of $7.0 million was recorded as goodwill. Upon the fulfillment of certain specified conditions, an additional $2 million related to the acquisition will be paid through April 2007. Any such contingent payments will be recorded as operating expenses as incurred.

Restructuring and Other Charges

In 2004, 2003 and 2002, we recorded restructuring and other charges of $42.9 million, $30.9 million and $31.2 million, respectively, primarily associated with reductions in workforce and excess facility obligations to reduce our cost structure and to improve profitability. During those same periods, we made cash payments related to restructuring and other charges of $40.6 million, $24.4 million and $42.5 million, respectively. Amounts not yet paid at September 30, 2004 related to restructuring and other charges taken during the current and all prior periods were $43.3 million and primarily relate to excess facility obligations to be paid out through 2014. Of the total amount accrued at September 30, 2004, we expect to pay approximately $12 million within the next twelve months.

In 2004, we recorded restructuring and other charges of $21.0 million for severance and termination benefits related to 459 employees terminated during 2004 and $21.9 million related primarily to excess facilities. The charges for excess facilities are primarily related to gross lease commitments in excess of estimated sublease income for excess facilities. Of the total restructuring and other charges recorded in 2004, $1.9 million was non-cash for the write-off of leasehold improvements related to the excess facilities. This restructuring program was completed in the fourth quarter of 2004.

In 2003, we recorded restructuring charges of $17.9 million for severance and termination benefits related to 361 employees terminated during 2003. We also recorded charges of $11.6 million related to excess facilities and $1.4 million of other costs, primarily related to the write-off of acquired technology. The increases in the liability for excess facilities in 2003 related primarily to revised estimates of gross lease commitments in excess of expected sublease income for leases assumed in our 1998 acquisition of Computervision Corporation as well as to consolidating existing leased facilities.

In 2002, we recorded restructuring and other charges of $17.3 million for severance and termination benefits related to approximately 310 employees who were notified or terminated during 2002 and $13.9 million related to excess facilities. The excess facilities charge was primarily comprised of an increase to Computervision lease liabilities for existing excess facilities, necessitated by changing real estate market conditions and related actions taken by several subtenants.

Interest Income

Interest income relates to earnings on the investment of our excess cash balances in various financial instruments and totaled $3.5 million, $3.3 million and $4.1 million in 2004, 2003 and 2002, respectively. The modest increase in interest income in 2004 compared to 2003 was due to earnings on higher average cash balances at lower interest rates in 2004 than in 2003. The 20% decrease in interest income in 2003 compared to 2002 resulted primarily from lower investment returns and declines in average investment balances.

Other Expense, Net

Other expense, net includes costs of hedging contracts, certain realized and unrealized foreign currency transaction gains or losses, charges incurred in connection with financing customer contracts, write-downs of investments and foreign exchange gains or losses resulting from the required period-end currency remeasurement of the financial statements of our subsidiaries that use the U.S. dollar as their functional currency. A large portion of our revenue and expenses is transacted in foreign currencies. To reduce our exposure to fluctuations in foreign exchange rates, we engage in hedging transactions involving the use of foreign currency forward contracts and, from time to time, foreign currency option contracts, primarily in the Euro and in Asian currencies. Other expense, net totaled $3.9 million, $6.1 million and $8.6 million in 2004, 2003 and 2002, respectively. The 36% decrease in other expense, net, in 2004 compared to 2003 was due primarily to lower charges in connection with financing customer contracts, which were $2.1 million in 2004 compared to $3.9 million in 2003. The 30% decrease in other expense, net in 2003 compared to 2002 was due primarily to lower costs of foreign currency hedging. See Item 7A below and Note A of “Notes to Consolidated Financial Statements.”

Gain on Sale of a Business

In the fourth quarter of 2002, we completed the sale of our ICEM surfacing business for $10.2 million in cash, resulting in a pre-tax gain of $8.7 million.

Income Taxes

Our effective tax rate was 6% on pre-tax income of $37.0 million in 2004, 19% on a pre-tax loss of $82.4 million in 2003 and 26% on a pre-tax loss of $74.3 million in 2002. The difference between the statutory federal income tax rate of 35% and the effective tax rate of 6% in 2004 was due primarily to an $18.9 million one-time tax benefit related to the U.S. federal income tax refund described below, partially offset by U.S. operating losses that could not be benefited and to taxes payable in certain foreign jurisdictions. The difference between the statutory federal income tax rate benefit of 35% and the effective tax rate provision of 19% in 2003 was due primarily to U.S. operating losses that could not be benefited and to taxes payable in certain foreign jurisdictions. The difference between the statutory federal income tax rate benefit of 35% and the effective tax rate provision of 26% in 2002 was due primarily to the increase in the valuation allowance for deferred tax assets (discussed below) and non-deductible acquisition-related amortization costs, offset by a benefit due to the sale of the ICEM business. As a result of operating losses incurred in recent years and uncertainty as to the extent and timing of profitability in future periods, in 2002 we increased our valuation allowance for our remaining net deferred tax assets by approximately $48.0 million through the provision for income taxes. Due to the uncertainty regarding the realizability of deferred tax assets (see Critical Accounting Policies below and Note E of “Notes to Consolidated Financial Statements”), in 2004 and 2003 we further increased our valuation allowance for deferred tax assets to match the increase in deferred tax assets, primarily related to U.S. operating losses.

In the normal course of business, PTC and its subsidiaries are examined by various taxing authorities, including the Internal Revenue Service (IRS) in the United States. In fiscal 2004, the IRS concluded its examination of our income tax returns for fiscal years 1998 through 2000 resulting in a tax refund, including interest, to us of $39.5 million. Notification of the refund amount was received in the fourth quarter of 2004, and the refund was received in the first quarter of 2005. The refund resulted in a nonrecurring tax benefit of $18.9 million in 2004. At September 30, 2004 and 2003, income taxes receivable included expected refunds of U.S. federal income taxes and related interest totaling $39.5 million and $23.3 million, respectively.

Critical Accounting Policies

We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our reported revenues, results from operations, and net income (loss), as well as on the value of certain assets and liabilities on our balance sheet. These estimates, assumptions and judgments about future events and their effects on our results cannot be determined with certainty, and are made based on our historical experience and on other assumptions that are believed to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. While there are a number of accounting policies, methods and estimates affecting our financial statements described in Note A of “Notes to Consolidated Financial Statements,” the areas that are our most important critical accounting policies include revenue recognition, valuation of goodwill and intangible assets, accounting for income taxes, allowance for accounts and other receivables, restructuring charges and transfers of financial assets. These areas are described below. A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Critical accounting policies require us to make assumptions about matters that are highly uncertain at the time of the estimate, and different estimates that we could have used, or changes in the estimate that are reasonably likely to occur, may have a material impact on our financial condition or results of operations. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates.

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

Revenue Recognition

While we apply the guidance of Statement of Position (SOP) No. 97-2, Software Revenue Recognition, and Statement of Position No. 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, both issued by the American Institute of Certified Public Accountants, as well as SEC Staff Accounting Bulletin 104, Revenue Recognition, we exercise judgment and use estimates in connection with the determination of the amounts of software license and services revenues to be recognized in each accounting period. Our primary judgments involve the following:

•	determining whether collection is probable;

•	assessing whether the fee is fixed or determinable;

•	determining whether service arrangements, including modifications and customization of the underlying software, are not essential to the functionality of the licensed software and thus would qualify as “service transactions” under SOP 97-2, resulting in the revenue for license and service elements of an agreement to be recorded separately; and

•	determining the fair value of services and maintenance elements included in multiple-element arrangements, which is the basis for allocating and deferring revenue for such services and maintenance.

We derive revenues from three primary sources: (1) software licenses, (2) maintenance services and (3) other services, which include consulting and education services. Revenue by type for 2004, 2003 and 2002 was as follows:

	Year ended September 30,
	2004	2003	2002
	(in thousands)
License revenue	$198,860	$205,301	$242,906
Maintenance services revenue	323,420	309,091	329,542
Other services revenue	137,749	157,548	169,509

Total revenue	$660,029	$671,940	$741,957

For software license arrangements that do not require significant modification or customization of the underlying software, we recognize revenue when: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred (generally, FOB shipping point or electronic distribution), (3) the fee is fixed or determinable, and (4) collection is probable. Substantially all of our license revenues are recognized in this manner.

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

At the time of each sale transaction, we must make an assessment of the collectibility of the amount due from the customer. Revenue is only recognized at that time if management deems that collection is probable. In making this assessment, we consider customer credit-worthiness and historical payment experience. At that same time, we assess whether fees are fixed or determinable and free of contingencies or significant uncertainties. If the fee is not fixed or determinable, revenue is recognized only as payments become due from the customer, provided that all other revenue recognition criteria are met. In assessing whether the fee is fixed or determinable, we consider the payment terms of the transaction and our collection experience in similar transactions without making concessions, among other factors. Our software license arrangements generally do not include customer acceptance provisions. However, if an arrangement includes an acceptance provision, we record revenue only upon the earlier of (1) receipt of written acceptance from the customer or (2) expiration of the acceptance period.

Our software arrangements often include implementation and consulting services that are sold separately under consulting engagement contracts or as part of the software license arrangement. When we determine that such services are not essential to the functionality of the licensed software and qualify as “service transactions” under SOP 97-2, we record revenue separately for the license and service elements of these arrangements. Generally, we consider that a service is not essential to the functionality of the software based on various factors, including if the services may be provided by independent third parties experienced in providing such consulting and implementation in coordination with dedicated customer personnel. If an arrangement does not qualify for separate accounting of the license and service elements, then license revenue is recognized together with the consulting services using either the percentage-of-completion or completed-contract method of contract accounting. Contract accounting is also applied to any software arrangements that include customer-specific acceptance criteria or where the license payment is tied to the performance of consulting services. Under the percentage-of-completion method, we estimate the stage of completion of contracts with fixed or “not to exceed” fees based on hours or costs incurred to date as compared with estimated total project hours or costs at completion. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized upon completion of the contract. When total cost estimates exceed revenues, we accrue for the estimated losses immediately. The use of the percentage-of-completion method of accounting requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in salaries and other costs. When adjustments in estimated contract costs are determined, such revisions may have the effect of adjusting, in the current period, the earnings applicable to performance in prior periods.

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

Valuation of Goodwill and Other Intangible Assets

Our net goodwill and other intangible assets totaled $56.5 million and $51.9 million as of September 30, 2004 and 2003, respectively. We assess the impairment of goodwill and identifiable intangible assets on at least an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, or a reduction of our market capitalization relative to net book value.

The goodwill impairment test prescribed by SFAS No. 142, Goodwill and Other Intangible Assets, requires us to identify reporting units and to determine estimates of the fair values of our reporting units as of the date we test for impairment. As described in Note L of “Notes to Consolidated Financial Statements,” we have two reporting units: (1) our software products reportable segment; and (2) our services reportable segment. All goodwill is attributable to our software products reportable segment. To conduct these tests of goodwill, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeded its fair value, we would record an impairment loss equal to the difference between the carrying value of goodwill and its fair value. We estimate the fair values of our reporting units using discounted cash flow valuation models. Those models require estimates of future revenues, profits, capital expenditures and working capital for each unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. We conduct our annual impairment test of goodwill and indefinite lived assets as of the end of the third quarter of each fiscal year. We completed our annual impairment review as of the end of the third quarter of 2004 and concluded that, as of July 3, 2004, no impairment charge was required. There have not been any events or changes in circumstances since July 3, 2004 that indicate that the carrying values of goodwill or other intangible assets may not be recoverable. There can be no assurance that at the time subsequent impairment reviews are completed an impairment charge will not be recorded in light of the factors described above. If a charge were deemed necessary in the future, it would directly affect net income (loss) for the period in which the charge was taken.

For long-lived assets and identifiable intangible assets other than goodwill and indefinite-lived intangible assets, we reassess the recoverability of the asset based on projected undiscounted future cash flows over the asset’s remaining life if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reportable segment below its carrying value. When the carrying value of the asset exceeds its undiscounted cash flows, we record an impairment loss equal to the excess of the carrying value over the fair value of the asset, determined using projected discounted future cash flows of the asset. Determining the fair value of individual assets and goodwill includes significant judgment by management. Different judgments could yield different results.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to calculate our income tax expense based on taxable income by jurisdiction. There are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of revenue-sharing and cost-reimbursement arrangements among related entities and the differing tax treatment of revenue and cost items across various jurisdictions. If a foreign jurisdiction were to determine that our cost reimbursement arrangements need revision, that determination could affect our tax liability.

The income tax accounting process also involves estimating our actual current tax liability, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that it is more likely than not that all or a portion of deferred tax assets will not be realized, we must establish a valuation allowance as a charge to income tax expense. In 2002, we increased our deferred tax valuation allowance and recorded a corresponding $48.0 million charge to income tax expense and, in 2004 and 2003, we have fully reserved for additional deferred tax assets, primarily related to net operating loss carryforwards generated. The decision to record the valuation allowance required significant management judgment. Had we not recorded this valuation allowance, we would have reported materially different results. If the realization of deferred tax assets in the future is considered more likely than not, a reduction in the valuation allowance would increase net income in the period such determination is made. Net deferred tax liabilities at September 30, 2004 were $1.1 million, comprised of deferred tax assets of $164.4 million, a valuation allowance of $142.0 million and deferred tax liabilities of $23.5 million. Our deferred tax assets consist primarily of net operating loss carryforwards.

Allowance for Accounts and Other Receivables

Management judgment is required in assessing the collectibility of customer accounts and other receivables, for which we generally do not require collateral. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In determining the adequacy of the allowance for doubtful accounts, management specifically analyzes individual accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic conditions, accounts receivable aging trends and changes in our customer payment terms. The following table summarizes our accounts receivable and related reserve balances as of September 30, 2004 and September 30, 2003:

	September 30,
	2004	2003
	(Dollar amounts in thousands)
Gross accounts receivable	$136,733	$146,996
Allowances for doubtful accounts	(6,340)	(6,845)

Net accounts receivable	$130,393	$140,151

Accounts receivable reserves as a percentage of gross accounts receivable	4.6%	4.7%

If the financial condition of our customers were to deteriorate, additional allowances might be required, resulting in future operating expenses that are not included in the allowance for doubtful accounts. Our customer base consists of large numbers of geographically diverse customers dispersed across many industries, and no individual customer comprised more than 10% of our net trade accounts receivable for any period presented.

Restructuring Charges

We periodically record restructuring charges resulting from restructuring our operations (including consolidations and/or relocations of operations), changes in our strategic plan, or managerial responses to declines in demand, increasing costs, or other environmental factors. The determination of restructuring charges requires management judgment and may include costs related to employee benefits, such as costs of severance and termination benefits, and estimates of costs for future lease commitments on excess facilities, net of estimated future sublease income. In determining the amount of the facilities charge, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates will be reviewed quarterly based on known real estate market conditions and the credit worthiness of subtenants, and may result in revisions to established facility reserves. We have accrued $41.7 million as of September 30, 2004 (compared to $36.8 million at September 30, 2003) related to excess facilities, representing gross lease commitments with agreements expiring at various dates through 2014 of approximately $78.9 million, net of committed and estimated sublease income of approximately $35.1 million and a present value factor of $2.1 million. We have entered into signed sublease arrangements for approximately $24.0 million, with the remaining $11.1 million based on future estimated sublease arrangements, including $7.8 million for space currently available for sublease. If our sublease assumptions prove to be inaccurate, we may need to make changes in these estimates that would affect our results of operations and potentially our financial condition.

Transfers of Financial Assets

We offer our customers the option to purchase software and services through payment plans. We may transfer future payments under certain of these contracts to third-party financial institutions on a non-recourse basis. We record such transfers as sales of the related accounts receivable when we surrender control of such receivables under the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

Liquidity and Capital Resources

	September 30,
	2004	2003	2002
	(in thousands)
Cash, cash equivalents and investments	$294,887	$205,312	$210,414
Cash provided (used) by operating activities	101,336	6,495	(22,614)
Cash (used) provided by investing activities	(22,270)	5,505	(21,398)
Cash provided by financing activities	9,712	7,521	3,629
Cash disbursements for restructuring and other charges	(40,620)	(24,442)	(42,533)

Our operating activities, the proceeds from our issuance of stock under stock plans and existing cash and cash equivalents provided sufficient resources to fund our employee base, capital asset needs, stock repurchases, acquisitions and financing needs, in all years presented.

As of September 30, 2004, cash and cash equivalents totaled $294.9 million, up from $205.3 million at September 30, 2003. We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. The portfolio is invested in short-term instruments to ensure cash is available to meet requirements as needed. The increase in cash and cash equivalents during 2004 consisted primarily of $101.3 million provided by operations and $9.7 million provided by net proceeds from the issuance of common stock, partially offset by $12.4 million for capital additions to property, equipment and intangible assets and $9.8 million for an acquisition of a business.

Cash provided by operations was $101.3 million in 2004 compared to $6.5 million in 2003 and cash used in operations of $22.6 million in 2002. The higher cash provided by operations in 2004 as compared to 2003 was due primarily to: (1) improved profitability in 2004 versus 2003 (net income increased $133.1 million in 2004 to $34.8 million from a net loss of $98.3 million in 2003); (2) an increase in deferred revenue of $1.3 million in 2004 compared to a decrease in deferred revenue of $36.7 million in 2003; and (3) pension contributions of $2.7 million in 2004 compared to $10.7 million in 2003; partially offset by (a) net tax payments of $5.7 million in 2004 compared to $53.3 million in net refunds in 2003 and (b) cash expenditures for restructuring and other charges of $40.6 million in 2004 compared to $24.4 million in 2003. Days sales outstanding in accounts receivable improved to 69 days at the end of 2004 from 77 days at the end of 2003 and 76 days at the end of 2002.

The higher cash provided by operations in 2003 as compared to 2002 was due primarily to (1) net tax refunds totaling $53.3 million received in 2003 compared to $3.5 million received in 2002 and (2) reduced cash expenditures to fund restructuring initiatives of $24.4 million in 2003 compared to $42.5 million in 2002; partially offset by (a) pension contributions of $10.7 million in 2003 compared to $4.1 million in 2002 and (b) net losses before depreciation, amortization and other non-cash charges of $48.3 million in 2003 compared to $24.3 million in 2002. In 2003, we also generated approximately $14.2 million from the sale of short-term accounts receivable on a non-recourse basis to a third-party financial institution as a means of accelerating cash collections, which was more cost-effective than offering prompt payment discounts.

Cash and cash equivalents (used) provided by investing activities was ($22.3) million in 2004 compared to $5.5 million in 2003 and ($21.4) million in 2002. Cash used for additions to property, equipment and intangible assets was $12.4 million, $25.9 million and $31.7 million in 2004, 2003 and 2002, respectively. Cash used for additions to property, equipment and intangible assets has decreased due to the completion of our investment in a new ERP system in 2003, and also due to lower capital requirements as a result of our restructuring plan initiated in 2003 and completed in 2004, which reduced the number of our operating facilities and employee headcount. Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements. In 2004, we had cash expenditures of $9.8 million for the acquisition of a business and in 2002 we had cash proceeds of $10.2 million from the sale of business. In 2003, we received net proceeds from sales and maturities of investments of $31.4 million as we moved our investment portfolio to short-term securities to minimize interest rate risk.

Cash provided by financing activities was $9.7 million in 2004, $7.5 million in 2003 and $3.6 million in 2002. The increase in 2004 compared to 2003 was due primarily to higher proceeds from the issuance of common stock under employee stock plans. The increase in 2003 compared to 2002 was due to lower stock repurchases in 2003, partially offset by lower proceeds from the issuance of common stock under employee stock plans. Cash proceeds from the issuance of our common stock under our stock plans were $9.7 million, $7.7 million and $8.6 million in 2004, 2003 and 2002, respectively. In September 1998, our Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock and in July 2000 increased the shares authorized for repurchase to 40.0 million. In 2003 and 2002, we used cash to repurchase $0.2 million and $5.0 million, respectively, of our common stock. There were no repurchases in 2004. Since 1998, and through September 30, 2004, we repurchased, at a cost of $366.8 million, a total of 31.2 million shares of the 40.0 million shares so authorized. In 2002, 13.5 million shares of treasury stock were retired and restored to the status of authorized but unissued shares. All shares of our common stock repurchased in the future, if any, shall automatically be restored to the status of authorized and unissued shares.

We believe that existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements through at least the next twelve months. In the first quarter of 2005, we received a U.S. federal income tax refund of $39.5 million. During 2005, we expect to make cash disbursements estimated at $12 million for restructuring charges incurred in 2004 and prior periods. Capital expenditures for 2005 are currently anticipated to be approximately $15 million. Our cash position could be adversely affected if we are not able to continue to generate operating profits.

We have evaluated, and expect to continue to evaluate, possible acquisition transactions and possible dispositions of certain businesses on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions. Our cash position could be reduced and we may incur debt obligations to the extent we complete any significant acquisitions.

Contractual Obligations

We lease office facilities and certain equipment under operating leases that expire at various dates through 2014, including an operating lease agreement related to our headquarters office in Needham, Massachusetts entered into in 2000, which expires in

December 2012, subject to certain renewal rights. These leases qualify for operating lease accounting treatment and, as such, are not included on our balance sheet. At September 30, 2004, our contractual obligations, including future minimum lease payments, net of sublease income, under noncancellable operating leases, are as follows:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term debt	$—	$—	$—	$—	$—
Operating leases (1)	176.8	36.4	53.4	43.6	43.4
Purchase obligations (2)	15.3	14.1	1.2	—	—
Pension liabilities (3)	35.5	—	5.0	3.0	27.5

Total	$227.6	$50.5	$59.6	$46.6	$70.9

(1)	The future minimum lease payments above include minimum future lease payments for excess facilities, net of estimated sublease income under existing sublease arrangements. See Notes B and F of “Notes to Consolidated Financial Statements.”
(2)	Purchase obligations represent minimum commitments due to third parties, including royalty contracts, research and development contracts, telecommunication contracts, IT maintenance contracts in support of internal-use software and hardware and other marketing and consulting contracts. Contracts for which our commitment is variable based on volumes, with no fixed minimum quantities, and contracts that can be cancelled without payment penalties have been excluded. The purchase obligations included above are in addition to accounts payable, accrued expenses and other liabilities recorded on our September 30, 2004 consolidated balance sheet.
(3)	These obligations relate to our U.S. and international pension plans. These liabilities are not subject to fixed payment terms and we have no minimum funding requirements in 2005 for these plans. Payments beyond 2005 have been estimated based on the plans’ current funded status and actuarial assumptions. In addition, we may, at our discretion, make voluntary contributions to the plans. See Note K of “Notes to Consolidated Financial Statements” for further discussion.

As of September 30, 2004, we have letters of credit outstanding of approximately $6.4 million, primarily related to the lease of our headquarters in Needham, Massachusetts.

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

I. Operational Considerations

Our operating results fluctuate within each quarter and from quarter to quarter making our future revenues and operating results difficult to predict

While our sales cycle varies substantially from customer to customer, a high percentage of our revenue has historically been generated in the third month of each fiscal quarter, and this revenue tends to be concentrated in the later part of that month. Our orders early in a quarter will not generally occur at a rate which, if sustained throughout the quarter, would be sufficient to assure that we will meet our revenue targets for any particular quarter. Moreover, our transition from a one-product company to a multi-product company, our increased utilization of indirect distribution channels through alliances with resellers and other strategic partners and our shift in business emphasis to offering a product development system comprised of components that can be purchased in stages have resulted in more unpredictable and often longer sales cycles for products and services. Accordingly, our quarterly results may be difficult to predict prior to the end of the quarter. Any inability to obtain large orders or orders in large volumes or to make shipments or perform services in the period immediately preceding the end of any particular quarter may cause the results for that quarter to fall short of our revenue targets. In addition, our operating expenses are based on expected future revenue and are largely fixed for the short term. As a result, a revenue shortfall in any quarter could cause our earnings for that quarter to fall below expectations as well. Any failure to meet our quarterly revenue or earnings targets could adversely impact the market price of our stock.

Other factors that may cause quarter-to-quarter revenue and earnings fluctuations or that may affect our ability to make quarter end shipments include the following:

•	our sales incentive structure is weighted more heavily toward the end of the fiscal year, and the revenue for the first quarter historically has been lower and more difficult to predict than that for the fourth quarter of the immediately preceding fiscal year;

•	variability in the levels of professional service revenues and the mix of our license and service revenues;

•	declines in license sales may adversely affect the size of our installed base and our level of service revenue;

•	our increased utilization of third parties, such as resellers and other strategic partners, as distribution and delivery mechanisms for our software products and related services, which may lessen the control we have over revenue and earnings during any particular quarter;

•	the outsourcing of our software distribution operations to third-party vendors may lesson our ability to undertake corrective measures or alternative operations in the event shipping systems or processes are interrupted or are hampered due to conditions beyond our or our vendor’s control at the end of any particular quarter; and

•	a significant portion of our revenue is in foreign currency and major shifts in foreign currency exchange rates could impact our reported revenue.

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

Political/social events in recent years, such as the outbreak of Severe Acute Respiratory Syndrome and concerns regarding terrorism, have the potential to put further pressure on economic conditions both domestically and internationally. The potential turmoil that may result from such events contributes to the uncertainty of the economic climate. The impact of these or future similar conditions may have a materially adverse impact on our business, operating results, and financial position.

We utilize third parties, such as resellers and other strategic partners, for the distribution and implementation of our software solutions, which makes it more difficult to manage the sales process

We have entered into relationships with groups of geographically dispersed resellers and other strategic partners to promote, sell and/or implement our products, which can result in a reduction in our control over the sales process and the delivery of services to our customers. The successful utilization of third parties will depend on:

•	our ability to enter into agreements with appropriate third parties that can deliver our products and/or services in appropriate markets;

•	the third party’s ability to learn, promote and implement our products; and

•	our ability to efficiently manage our sales channels, by effectively coordinating and managing joint activities (including sales, marketing, implementation, support and customer service).

We may not be able to implement new initiatives successfully

Part of our success in the past has resulted from our ability to implement new initiatives, including new product introductions, technology acquisitions, and organizational changes. Our future operating results will continue to depend upon:

•	our successful implementation of a unified PLM product strategy, including the realignment and efficient use of diminished internal resources, the management of multiple development and distribution processes and effective mitigation of disruption that may result from organizational change;

•	our ability to deliver an integrated and comprehensive suite of solutions and to capitalize on existing synergies by offering a comprehensive product development system;

•	our ability to integrate acquired technologies into our integrated suite of products;

•	our ability to appropriately allocate and implement cost cutting measures, including transferring activities to lower cost regions, that increase profitability while maintaining adequate resources for effective and coordinated organizational performance;

•	the success of our sales coverage optimization initiatives, including:

—	the effectiveness of our organizational sales model,

—	our ability to manage our internal sales organization effectively, including ensuring that we have the appropriate number of sales representatives with the skills and knowledge necessary for selling our products and educating our customers about our products, in order to create and meet demand for our products, and

—	our ability to broaden and effectively utilize indirect distribution channels through alliances with resellers and other strategic partners;

•	our ability to anticipate and meet evolving customer requirements for PLM solutions and successfully deliver products and services at an enterprise level;

•	our ability to identify and penetrate additional industry sectors that represent growth opportunities, both through new product and sales initiatives and through corporate development initiatives;

•	our ability to execute on customer satisfaction initiatives and programs in order to retain our customer base and to develop customer references upon which we can expand that base; and

•	our ability to effectively utilize our diminished resources resulting from our cost reduction programs to undertake one or more strategic initiatives while maintaining recurring operations at satisfactory levels.

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

•	enhance our current offerings and develop new products and services that keep pace with technological developments, and effectively undertake “debugging” efforts, through:

—	internal research and development and quality assurance programs,

—	acquisition of technology, and

—	strategic partnerships;

•	meet evolving customer requirements, especially ease-of-use and interoperability;

•	adequately utilize our development resources in the face of a challenging economic climate; and

•	license appropriate technology from third parties for inclusion in our products.

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

We depend on sales from outside the United States that could be adversely affected by changes in the international markets

A significant portion of our business comes from outside the United States. Accordingly, our performance could be adversely affected by economic downturns in Europe or the Asia/Pacific region. Another consequence of significant international business is that a large percentage of our revenues and expenses is denominated in foreign currencies that fluctuate in value. Although we may from time to time enter into foreign exchange forward contracts and/or foreign exchange option contracts to offset a portion of the foreign exchange fluctuations, unanticipated events may have a material impact on our results. Other risks associated with international business include:

•	changes in regulatory practices and tariffs;

•	staffing and managing international operations, including the difficulties in providing cost-effective, incentive based compensation to attract skilled workers;

•	longer collection cycles in certain areas;

•	potential changes in tax and other laws;

•	greater difficulty in protecting intellectual property rights; and

•	general economic and political conditions.

We may not be able to obtain copyright or patent protection for the software products we develop or our other trademarks

Our software products and our other trademarks, including our company names, product names and logos, are proprietary. We protect our intellectual property rights in these items by relying on copyrights, trademarks, patents and common law safeguards, including trade secret protection, as well as restrictions on disclosures and transferability contained in our agreements with other parties. Despite these measures, there can be no assurance that the laws of all relevant jurisdictions will afford adequate protection to our products and other intellectual property. The software industry is characterized by frequent litigation regarding copyright, patent and other intellectual property rights. While we have not, to date, had any significant claims of this type asserted against us, there can be no assurance that someone will not assert such claims against us with respect to existing or future products or other intellectual property or that, if asserted, we would prevail in such claims. In the event a lawsuit of this type is filed, it could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not we ultimately prevail. Certain of our products also contain technology developed and licensed from third parties. We may likewise be susceptible to infringement claims with respect to these third-party technologies.

II. Design Solutions Related Considerations

Increasing competition in the computer aided design marketplace may reduce our revenues

There are an increasing number of competitive design products, some of which emphasize lower price points and ease of use compared to the more robust functionality of our solutions. This increased competition makes attracting new customers more difficult. In addition, some competitive products have reached a level of functionality whereby product differentiation is less likely, in and of itself, to dislodge incumbent design systems, given the training, data conversion, and other startup costs associated with system replacement. We recently have introduced Pro/ENGINEER Wildfire, which focuses on PLM interoperability and ease-of-use. Although Pro/ENGINEER Wildfire and other initiatives are designed to address these competitive pressures, increased competition and further market acceptance of competitive products could have a negative effect on pricing and revenue for our products, which could have a material adverse affect on our results.

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

III. Collaboration and Control Solutions and Overall PLM Related Considerations

We are attempting to capitalize on a market opportunity known as Product Lifecycle Management (PLM). It may be that our assumptions about this market opportunity are wrong, which could adversely affect our results

We have identified PLM as a new market opportunity for us, and have devoted significant resources toward capitalizing on that opportunity. Our collaboration and control solutions, together with our design solutions, allow us to offer a suite of PLM solutions and related services targeted at this market. This suite includes software and services that utilize Internet technologies to permit our customers’ employees, suppliers and customers to collaboratively develop, build, distribute and manage products throughout their entire lifecycle. Because the market for software products that allow companies to collaborate on product information on an enterprise-wide level is newly emerging, we cannot be certain as to the size of this market, whether it will grow, or whether companies will elect to utilize our products or acquire them from other sources, or forego PLM initiatives altogether.

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

Our Windchill technology, which is central to our PLM strategy, is not yet well established in the marketplace

The success of our PLM strategy will depend in large part on the ability of our Windchill-based solutions to meet customer expectations, especially with respect to:

•	return on investment and value creation;

•	ease and rapidity of installation;

•	ease of use;

•	full capability, functionality and performance;

•	ability to support a large, diverse and geographically dispersed user base; and

•	quality and efficiency of the services performed by us and our partners relating to implementation and configuration.

The software is still relatively new. If our customers cannot successfully deploy our solutions, or if our solutions are not well accepted within our customers’ organizations by their users after deployment, our operating results may be affected.

Our PLM solutions strategy is developing

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

Our Windchill Link solutions may crowd out service revenue and our initiatives to utilize select resellers to distribute these solutions may put pressure on license margins

Our introduction of our Windchill Link solutions, which have been developed to permit quick installation and provide customers more autonomy over solving their problems, may have an adverse effect on our service revenue. Additionally, we also have begun to offer a limited number of qualified resellers the ability to offer our Windchill Link solutions. We believe that entering into these relationships will best serve to expand the coverage of our PLM software solutions, generate sufficient additional license revenue to compensate for reduced margins, and provide the necessary regional coverage for their implementation and support. If these assumptions prove to be inaccurate or if projected additional license revenue and/or broader market coverage does not materialize, our revenues may be adversely affected.

PLM software solutions must meet our customers’ expectations for integration with existing systems to generate references for new accounts

Our PLM software must integrate with our customers’ and their partners’ existing computer systems and software programs. In certain cases, we utilize third-party technologies to facilitate these integrations. As many of our customers will be facing these integration issues for the first time, particularly in the context of collaborating with customers, supply chain partners and other members of the extended enterprise, our customers could become dissatisfied with our products or services if systems integration proves to be difficult, costly or time consuming, and thus our operating results may be adversely affected. Moreover, due to the emerging nature of the industry and technology, the sales process relies in large part on customer references. Accordingly, if our customers become dissatisfied, future business and revenues may be adversely affected.

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

To compete effectively in this evolving industry, we must successfully develop solutions that are technologically superior to those of our competitors, effectively demonstrate the value proposition offered by our solutions, including return on investment and value creation, and overcome the perception, based on our historical roots, that we are solely a mechanical computer aided design (MCAD) company.

In addition, our services organization may face increasing competition for follow-on consulting, implementation and education services from other third-party consultants and service providers, including those of larger, better known consulting firms that exert considerable influence within portions of our customer base. To overcome the influence of larger enterprise software and consulting firms within our customer base, we must successfully demonstrate the superiority of our offerings as well as a high level of customer satisfaction.

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

IV. Other Considerations

We will be required to obtain the attestation of our independent auditors relating to our internal controls over financial reporting

Section 404 of the Sarbanes Oxley Act of 2002 requires that we receive the attestation of our independent auditors of the effectiveness of our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 as amended ( the “Exchange Act” )). We must include in our fiscal 2005 annual report on Form 10-K, including our financial statements, our assessment of the effectiveness of our internal controls over financial reporting with our independent auditor’s attestation. We have embarked on a program to review, document and test our internal controls over financial reporting for presentation to and review by our independent auditors. While we believe our internal controls over financial reporting are adequate and have been well documented, there can be no assurances that we will receive the required attestation or that unforeseen circumstances will result in one or more of our controls becoming ineffective. If we are not able to implement the requirements of Section 404 in a timely manner, our future financial performance and the market price of our stock may be adversely affected and we would potentially be subject to sanctions or investigation by regulatory authorities, including the Securities and Exchange Commission or the Nasdaq National Market.

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

Short-term liquidity

Although we were profitable in the last three quarters of 2004 after several quarters of operating losses, our liquidity position may be adversely affected if we are unable to sustain operating profitability or in the event we undertake larger corporate development initiatives, which may lead to a diminished ability to implement strategic initiatives and/or make investments in our operational infrastructure.

We are currently defending a lawsuit seeking substantial damages in which we could be liable

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

Foreign currency exchange risk

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Our most significant foreign currency exposures relate to Western European countries that use the Euro as a common currency and to Japan. We enter into various hedging transactions to manage this risk. We do not enter into or hold foreign currency derivative financial instruments for trading or speculative purposes.

Our international revenues generally are transacted through our non-U.S. subsidiaries and typically are denominated in their local currency. In addition, our international expenses that are incurred by our international subsidiaries typically are denominated in their local currency. Approximately 65%, 63% and 58% of our total revenue was from sales to customers outside of North America in 2004, 2003 and 2002, respectively. Approximately 45%, 43% and 42% of our total expenses were incurred by our subsidiaries domiciled outside of North America in 2004, 2003 and 2002, respectively.

Our exposure to foreign currency exchange rate fluctuations arises in part from intercompany transactions, with most intercompany transactions occurring between a U.S. dollar functional currency entity and a foreign currency denominated entity. Intercompany transactions typically are denominated in the local currency of the international subsidiary in order to centralize foreign currency risk. Also, both PTC (the parent company) and our international subsidiaries may transact business with our customers and vendors in a currency other than their functional currency (“transaction risk”). In addition, we are exposed to foreign exchange rate fluctuations as the financial results and balances of our international subsidiaries are translated into U.S. dollars (“translation risk”). If sales to customers outside of the United States continue to comprise a growing percentage of total revenues, our exposure to fluctuations in currency exchange rates could increase.

Our foreign currency risk management strategy is principally designed to mitigate the future potential financial impact of changes in the value of transactions and balances denominated in foreign currency, resulting from changes in foreign currency exchange rates. Our foreign currency hedging program utilizes forward contracts to manage the foreign currency exposures that exist as part of our ongoing business operations. The contracts primarily are denominated in European currencies and Japanese Yen, and have maturities of less than three months.

Generally, we do not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized immediately in earnings. Because we enter into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Gains and losses on forward contracts and foreign denominated receivables and payables are included in other income (expense), net. As of September 30, 2004 and 2003, we had outstanding forward contracts with notional amounts equivalent to approximately $83.3 million ($58.9 million in Euros, $12.1 million in British Pounds, $6.4 million in Japanese Yen and $5.9 million in other currencies) and $75.7 million ($56.8 million in Euros, $8.1 million in British Pounds, $4.1 million in Japanese Yen and $6.7 million in other currencies), respectively.

We periodically use foreign currency option contracts to hedge specific forecasted net cash flow transactions that are derived from anticipated international revenue. Foreign currency option contracts are designated as cash flow hedges for accounting purposes and changes in the fair value of the option contract are deferred in accumulated other comprehensive income and reclassified into earnings when the underlying forecasted transaction impacts earnings. As of September 30, 2004 and 2003, there were no foreign currency option contracts outstanding.

Cash and cash equivalents

As of September 30, 2004, cash equivalents are invested in highly liquid investments with maturities of three months or less when purchased. We invest our cash with highly rated financial institutions in North America, Europe and Asia/Pacific and in diversified domestic and international money market mutual funds. At September 30, 2004, we had $128.9 million, $92.4 million, $64.2 million and $9.4 million of cash and cash equivalents in the United States, Europe, Japan and other international countries, principally in Asia/Pacific, respectively. Given the short maturities and investment grade quality of the portfolio holdings at September 30, 2004, a hypothetical 10% change in interest rates would not materially affect the fair value of our cash and cash equivalents.

Our invested cash is subject to interest rate and, for international operations, foreign currency risk. In a declining interest rate environment, we would experience a decrease in interest income. The opposite holds true in a rising interest rate environment. Over the past several years, the U.S. Federal Reserve Board, European Central Bank and Bank of England have significantly decreased certain benchmark interest rates, which has led to a general decline in market interest rates. This decline in market interest rates has resulted in lower interest income earned on our cash and cash equivalents. In the second half of 2004, the U.S. Federal Reserve Board increased benchmark interest rates slightly. Interest income will continue to fluctuate based on changes in market interest rates and levels of cash available for investment. During 2004 and 2003, our consolidated cash balances were impacted favorably by strengthening of foreign currencies relative to the U.S. dollar, particularly with respect to the Euro and the Japanese Yen.

ITEM 8: Financial Statements and Supplementary Data

The consolidated financial statements and notes to the consolidated financial statements are attached as APPENDIX A below.

ITEM 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A: Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

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

ITEM 9B: Other Information

None.

PART III

ITEM 10: Directors and Executive Officers of the Registrant

Information with respect to our directors and executive officers, including the qualifications of certain members of the Audit Committee of our Board of Directors, may be found in the sections captioned “Proposal 1: Elect Three Directors,” “Who Are Our Directors,” “The Committees of the Board,” “Certain Relationships and Transactions” and “Section 16(a) Beneficial Ownership & Reporting Compliance” appearing in our 2005 Proxy Statement. Such information is incorporated herein by reference.

Our executive officers are:

Name	Age	Position
C. Richard Harrison	49	Chief Executive Officer and President
Barry F. Cohen	60	Executive Vice President, Strategic Services and Partners
Paul J. Cunningham	42	Executive Vice President, Worldwide Sales
Anthony DiBona	49	Executive Vice President, Global Maintenance Support
James E. Heppelmann	40	Executive Vice President and Chief Product Officer
Cornelius F. Moses	46	Executive Vice President and Chief Financial Officer
Aaron C. von Staats	38	Senior Vice President, General Counsel and Clerk

Mr. Harrison has been Chief Executive Officer and President of PTC since March 2000. Prior to that, Mr. Harrison served as President and Chief Operating Officer since August 1994.

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

Mr. DiBona has been Executive Vice President, Global Maintenance Support since April 2003. Prior to that, Mr. DiBona led the PTC Global Business Partner Group from April 2000 to April 2003. Mr. DiBona joined PTC in August 1998 as Executive Vice President, PTC Major Account Sales.

Mr. Heppelmann has been Executive Vice President, Chief Product Officer beginning February 2003 after being our Executive Vice President, Software Solutions and Chief Technology Officer since June 2001. Prior to that, Mr. Heppelmann was Executive Vice President, General Manager Windchill Solutions from November 2000 to June 2001. He had served as Executive Vice President and General Manager of Windchill Netmarkets from July 2000 to November 2000 and Senior Vice President of Windchill from January 1998 to July 2000.

Mr. Moses joined PTC in June 2003 as our Executive Vice President, Chief Financial Officer and Treasurer and since March 2004 has been our Executive Vice President and Chief Financial Officer. Prior to joining PTC, Mr. Moses was Executive Vice President and Chief Financial Officer of Axcelis Technologies, Inc., a semiconductor equipment manufacturer, from October 2000 to June 2003. Prior to that, Mr. Moses was Senior Vice President, Chief Financial Officer of Bradlees, Inc., a discount retail chain, from 1996.

Mr. von Staats has been Senior Vice President, General Counsel and Clerk since February 2003. Previously, he served as Vice President, North American Counsel from December 2001 through January 2002 and prior to that served as Regional Corporate Counsel, North America from June 1998 through November 2001.

We have adopted the PTC Code of Business Conduct and Ethics, a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, and Controller, as well as others. A copy of the PTC Code of Business Conduct and Ethics is publicly available on our website at www.ptc.com. If we make any substantive amendments to the PTC Code of Business Conduct and Ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer or Controller, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

ITEM 11: Executive Compensation

Information with respect to executive compensation may be found under the headings captioned “How We Compensate Our Directors” and “Information About Executive Compensation” appearing in our 2005 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12: Security Ownership of Certain Beneficial Owners and Management

Information with respect to security ownership may be found under the heading captioned “Information About PTC Common Stock Ownership” appearing in our 2005 Proxy Statement. Such information is incorporated herein by reference.

EQUITY COMPENSATION PLANS

The following table sets forth information regarding our equity compensation plans as of September 30, 2004:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	25,763,738		$10.30	10,418,673	(1)
Equity compensation plans not approved by security holders	40,270,367	(2)	$9.30	18,445,337

Total	66,034,105	(2)	$9.69	28,864,010	(1)

(1)	Comprises (a) 8,223,007 shares of our common stock available for future issuance under our 2000 Employee Stock Purchase Plan and (b) 2,195,666 shares of our common stock available for awards under our 2000 Equity Incentive Plan (the “2000 EIP”). In addition to stock option awards, the 2000 EIP provides for the issuance of stock appreciation rights (“SARs”). SARs are rights to receive any excess in value of shares of common stock over the exercise price; the Compensation Committee (the “Committee”) of our Board of Directors determines whether they are settled in cash, common stock or other of our securities, awards or other property and may define the manner of determining the excess in value of the shares of common stock. Under our 2000 EIP, the Committee also may make awards of common stock subject to certain restrictions during a specified period, such as the participant’s continued service with PTC or the company achieving certain financial goals. The participant generally will forfeit the shares if the specified conditions are not met and the participant cannot transfer the shares before termination of that period. The participant is, however, entitled to vote the shares and receive any dividends during the restriction period. The Committee also may award common stock without restrictions to recognize outstanding achievements or as a supplement to restricted stock awards when PTC’s performance exceeds established financial goals. The Committee determines what, if anything, the participant must pay to receive such a stock award, but the number of shares that may be granted under the 2000 EIP for less than fair market value is limited to 10% of the shares authorized under the plan.
(2)	Excludes 249,534 shares of our common stock issuable upon exercise of outstanding options assumed in connection with our mergers or other acquisition transactions; these options have a weighted-average exercise price of $19.06.

Non-Stockholder Approved Plan

PTC maintains the 1997 Non-Statutory Stock Option (the “Plan”). The purpose of the Plan is to attract and retain key employees and consultants of the company and our majority-owned subsidiaries, to provide an incentive for them to achieve long-range performance goals and to enable them to participate in our long-term growth. Our employees and consultants, and those of any of our majority-owned subsidiaries, capable of contributing significantly to the successful performance of the company are eligible for option awards under the Plan. Our officers and directors are not eligible to participate in the Plan. Options granted under the Plan may only be stock options that are not intended to be “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended.

The Plan is administered by the Committee. Subject to the provisions of the Plan, the Committee has the authority to select the employees and consultants to whom options are granted and determine the terms of each option, including the amount, exercise price, vesting schedule (generally in four equal annual installments on each of the first four anniversaries of the date of grant) and term, which may not exceed ten years. The per share exercise price of an option must be at least 100% of the fair market value of our common stock on the date of grant.

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

The Committee may act to preserve an optionee’s rights under an option in the event of a change in control of PTC by (i) accelerating any time period relating to the exercise of the option, (ii) providing for compensating payments to the optionee, (iii)

adjusting the terms of the option to reflect the change in control, (iv) causing the option to be assumed by another entity, or (v) making any other provision that the committee may consider equitable to optionees and in the best interests of PTC. Unless otherwise determined by the Board, stock options held by Senior Vice President and Vice President level employees become exercisable in full if, within one year following a change in control of PTC, such employee’s employment is terminated without cause, by the employee due to a Change in Status, or due to his or her death or partial or total disability.

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

Plans Assumed in Connection with a Merger or Other Acquisition Transaction

PTC has also assumed stock options under certain equity plans in the course of its merger and acquisition activities. These plans are all inactive and no future options may be granted under them. The plans are all substantially similar to the Plan, discussed above, except that certain of the options outstanding are “incentive stock options” within the meaning of Section 422 of the Code.

ITEM 13: Certain Relationships and Related Transactions

Information with respect to this item may be found under the heading “Information About Certain Insider Relationships” appearing in our 2005 Proxy Statement. Such information is incorporated herein by reference.

ITEM 14: Principal Accounting Fees and Services

Information with respect to this item may be found under the heading “Information About Our Independent Registered Public Accounting Firm” appearing in our 2005 Proxy Statement. Such information is incorporated herein by reference.

PART IV

ITEM 15: Exhibits, Financial Statement Schedules

(a) Documents Filed as Part of Form 10-K

1.	Financial Statements
	— Consolidated Balance Sheets as of September 30, 2004 and 2003	F-1
	— Consolidated Statements of Operations for the years ended September 30, 2004, 2003 and 2002	F-2
	— Consolidated Statements of Cash Flows for the years ended September 30, 2004, 2003 and 2002	F-3
	— Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2004, 2003 and 2002	F-4
	— Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2004, 2003 and 2002	F-4
	— Notes to Consolidated Financial Statements	F-5
	— Report of Independent Registered Public Accounting Firm	F-29

2.	Financial Statement Schedules
— Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3.	Exhibits
— As part of this Annual Report on Form 10-K, we hereby file and incorporate by reference the Exhibits listed in the Exhibit Index preceding such Exhibits.

(b) Exhibits

As part of this Annual Report on Form 10-K, we hereby file the Exhibits listed in the attached Exhibit Index.

(c) Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of December, 2004.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below, on the 14th day of December, 2004.

Signature	Title

(i) Principal Executive Officer:

/s/ C. RICHARD HARRISON C. Richard Harrison	Chief Executive Officer and President

(ii) Principal Financial and Accounting Officer:

/s/ CORNELIUS F. MOSES, III Cornelius F. Moses, III	Executive Vice President and Chief Financial Officer

(iii) Board of Directors:

/s/ NOEL G. POSTERNAK Noel G. Posternak	Chairman of the Board of Directors

/s/ C. RICHARD HARRISON C. Richard Harrison	Director

/s/ ROBERT N.GOLDMAN Robert N. Goldman	Director

/s/ DONALD K. GRIERSON Donald K. Grierson	Director

/s/ OSCAR B. MARX, III Oscar B. Marx, III	Director

/s/ JOSEPH M. O’DONNELL Joseph M. O’Donnell	Director

/s/ MICHAEL E. PORTER Michael E. Porter	Director

E XHIBIT INDEX

Exhibit Number
3.1(a	)	—

Restated Articles of Organization of Parametric Technology Corporation adopted February 4, 1993 (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1996 (File No. 0-18059) and incorporated herein by reference).

3.1(b	)	—

Articles of Amendment to Restated Articles of Organization adopted February 9, 1996 (filed as Exhibit 4.1(b) to our Registration Statement on Form S-8 (Registration No. 333-01297) and incorporated herein by reference).

3.1(c	)	—

Articles of Amendment to Restated Articles of Organization adopted February 13, 1997 (filed as Exhibit 4.1(b) to our Registration Statement on Form S-8 (Registration No. 333-22169) and incorporated herein by reference).

3.1(d	)	—

Articles of Amendment to Restated Articles of Organization adopted February 10, 2000 (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000 (File No. 0-18059) and incorporated herein by reference).

3.1(e	)	—

Certificate of Vote of Directors establishing Series A Junior Participating Preferred Stock (filed as Exhibit 3.1(e) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 0-18059) and incorporated herein by reference).

3.2		—

By-Laws, as amended and restated, of Parametric Technology Corporation (filed as Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 0-18059) and incorporated herein by reference).

4.1		—

Rights Agreement effective as of January 5, 2001 between Parametric Technology Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 0-18059) and incorporated herein by reference).

10.1*		—	Parametric Technology Corporation 2000 Equity Incentive Plan (filed herewith)

10.2*		—

Parametric Technology Corporation 1997 Incentive Stock Option Plan (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 0-18059) and incorporated herein by reference).

10.3*		—

Amendment to Parametric Technology Corporation 1997 Incentive Stock Option Plan (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 (File No. 0-18059) and incorporated herein by reference).

10.4		—

Parametric Technology Corporation 1997 Nonstatutory Stock Option Plan (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 0-18059) and incorporated herein by reference).

10.5*		—

Parametric Technology Corporation 1987 Incentive Stock Option Plan, as amended (filed as Exhibit 10.2 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1999 (File No. 0-18059) and incorporated herein by reference).

10.6*		—

Parametric Technology Corporation 1992 Director Stock Option Plan, as amended (filed as Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (File No. 0-18059) and incorporated herein by reference).

10.7*		—

Parametric Technology Corporation 1996 Directors Stock Option Plan, as amended (filed as Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1999 (File No. 0-18059) and incorporated herein by reference).

10.8*		—

Computervision Corporation 1992 Stock Option Plan as amended September 15, 1994, April 18, 1995 and December 5, 1996 (filed as Exhibit 10.3 to the Annual Report on Form 10-K of Computervision Corporation for the fiscal year ended December 31, 1996 (File No. 1-7760/0-20290) and incorporated herein by reference).

10.9*		—

Executive Agreement with C. Richard Harrison, Chief Executive Officer, dated January 21, 2003 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002 (File No. 0-18059) and incorporated herein by reference).

Exhibit Number
10.10*	—

Form of Executive Agreement with certain Executive Officers, together with schedule identifying each executive officer (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2004 (File No. 0-18059) and incorporated herein by reference).

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

Amendment #2 to Consulting Agreement with Michael E. Porter dated January 6, 1998 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 1998 (File No. 0-18059) and incorporated herein by reference).

10.14*	—

Amendment #3 to Consulting Agreement with Michael E. Porter dated July 20, 1998 (filed as Exhibit 10.24 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (File No. 0-18059) and incorporated herein by reference).

10.15*	—

Amendment #4 to the Consulting Agreement with Michael E. Porter dated February 11, 1999 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 1999 (File No. 0-18059) and incorporated herein by reference).

10.16*	—

Amendment #5 to the Consulting Agreement with Michael E. Porter dated February 10, 2000 (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000 (File No. 0-18059) and incorporated herein by reference).

10.17*	—

Amendment #6 to the Consulting Agreement with Michael E. Porter dated September 14, 2000 (filed as Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 0-18059) and incorporated herein by reference).

10.18*	—

Amendment #7 to the Consulting Agreement with Michael E. Porter dated May 16, 2001 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001 (File No. 0-18059) and incorporated herein by reference).

10.19*	—

Restated Amendment #8 to the Consulting Agreement with Michael E. Porter dated December 31, 2002 (filed as Exhibit 10.22 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (File No. 0-18059) and incorporated herein by reference).

10.20	—

Lease dated December 14, 1999 by and between PTC and Boston Properties Limited Partnership (filed as Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 0-18059) and incorporated herein by reference).

10.21	—

Amended and Restated Lease Agreement dated as of January 1, 1995 between United Trust Fund Limited Partnership and Computervision Corporation (filed as Exhibit 10.20 to the Annual Report on Form 10-K of Computervision Corporation for the fiscal year ended December 31, 1995 (File No. 1-7760/0-20290) and incorporated herein by reference).

10.22*	—	Fiscal 2005 Executive Incentive Performance Plan (filed herewith).

21.1	—	Subsidiaries of Parametric Technology Corporation (filed herewith).

23.1	—	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm (filed herewith).

31.1	—	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a).

31.2	—	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a).

32**	—	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

*	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of PTC participates.
**	Indicates that the exhibit is being furnished with this report and is not filed as a part of it.

APPENDIX A

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$294,887	$205,312
Accounts receivable, net of allowance for doubtful accounts of $6,340 and $6,845 at September 30, 2004 and 2003, respectively	130,393	140,151
Prepaid expenses	21,675	29,616
Other current assets (Note A)	35,818	40,136
Income taxes receivable (Note E)	39,523	23,308
Deferred tax assets	444	871

Total current assets	522,740	439,394
Property and equipment, net	55,780	73,563
Goodwill	45,221	37,404
Other intangible assets, net	11,322	14,447
Other assets	31,319	36,190

Total assets	$666,382	$600,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,067	$20,569
Accrued expenses and other current liabilities	39,420	42,412
Accrued compensation and benefits	58,086	55,620
Accrued income taxes	39,428	29,192
Deferred revenue (Note A)	176,664	173,015

Total current liabilities	332,665	320,808

Other liabilities (Notes B and K)	90,239	83,477
Deferred tax liabilities	1,527	1,555

Commitments and contingencies (Note F)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 269,509 and 266,383 shares issued and outstanding at September 30, 2004 and 2003, respectively	2,695	2,664
Additional paid-in capital	1,662,421	1,652,303
Accumulated deficit	(1,387,150)	(1,421,963)
Accumulated other comprehensive loss	(36,015)	(37,846)

Total stockholders’ equity	241,951	195,158

Total liabilities and stockholders’ equity	$666,382	$600,998

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended September 30,
	2004	2003	2002
Revenue:
License	$198,860	$205,301	$242,906
Service	461,169	466,639	499,051

Total revenue	660,029	671,940	741,957

Costs and expenses:
Cost of license revenue	8,234	10,990	16,714
Cost of service revenue	173,941	207,496	200,244
Sales and marketing	226,054	298,479	333,249
Research and development	107,992	128,425	136,073
General and administrative	58,264	69,418	67,256
Amortization of goodwill and other intangible assets (Note D)	5,195	5,861	35,757
Restructuring and other charges (Note B)	42,933	30,896	31,150

Total costs and expenses	622,613	751,565	820,443

Operating income (loss)	37,416	(79,625)	(78,486)
Interest income	3,484	3,260	4,075
Other expense, net (Note B)	(3,861)	(6,064)	(8,616)
Gain on sale of a business (Note B)	—	—	8,688

Income (loss) before income taxes	37,039	(82,429)	(74,339)
Provision for income taxes	2,226	15,851	19,282

Net income (loss)	$34,813	$(98,280)	$(93,621)

Earnings (loss) per share—Basic and Diluted (Note A)	$0.13	$(0.37)	$(0.36)
Weighted average shares outstanding—Basic	267,704	264,149	260,901
Weighted average shares outstanding—Diluted	273,183	264,149	260,901

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended September 30,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$34,813	$(98,280)	$(93,621)
Adjustments to reconcile net income (loss) to net cash flows provided (used) by operating activities:
Depreciation and amortization	35,157	41,637	72,405
Provision for loss on accounts receivable	3,135	5,079	4,331
Non-cash portion of restructuring and other charges	1,941	1,469	—
Stock-based compensation	437	456	220
Write-down of investments	181	393	1,014
Deferred income taxes	399	42	54,174
Gain on sale of business	—	—	(8,688)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	14,934	24,904	23,591
Accounts payable and accrued expenses	(5,240)	(8,388)	(19,074)
Accrued compensation and benefits	1,506	4,394	(16,185)
Deferred revenue	1,292	(36,657)	(18,842)
Income taxes	(6,319)	59,238	(32,337)
Other current assets and prepaid expenses	17,906	17,289	(3,650)
Other noncurrent assets and liabilities	1,194	(5,081)	14,048

Net cash provided (used) by operating activities	101,336	6,495	(22,614)

Cash flows from investing activities:
Additions to property and equipment	(10,924)	(20,824)	(29,666)
Additions to other intangible assets	(1,524)	(5,108)	(2,007)
Acquisition of a business, net of cash acquired	(9,822)	—	—
Net proceeds from sale of business	—	—	10,200
Purchases of investments	—	(17,119)	(40,220)
Proceeds from sales and maturities of investments	—	48,556	40,295

Net cash (used) provided by investing activities	(22,270)	5,505	(21,398)

Cash flows from financing activities:
Proceeds from issuance of common stock	9,712	7,688	8,627
Purchases of treasury stock	—	(167)	(4,998)

Net cash provided by financing activities	9,712	7,521	3,629

Effect of exchange rate changes on cash and cash equivalents	797	6,966	1,839

Net increase (decrease) in cash and cash equivalents	89,575	26,487	(38,544)
Cash and cash equivalents, beginning of year	205,312	178,825	217,369

Cash and cash equivalents, end of year	$294,887	$205,312	$178,825

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Year ended September 30,
	2004	2003	2002
Common stock
Balance—beginning of year	$2,664	$2,626	$2,761
Issued for employee stock purchase and option plans	31	39	—
Retirement of treasury stock	—	(1)	(135)

Balance—end of year	2,695	2,664	2,626

Additional paid-in capital
Balance—beginning of year	1,652,303	1,644,198	1,643,626
Issued for employee stock purchase and option plans	9,681	7,649	—
Tax benefit related to stock option plans	—	—	352
Compensation expense from restricted stock and stock option grants	437	456	220

Balance—end of year	1,662,421	1,652,303	1,644,198

Treasury stock
Balance—beginning of year	—	—	(173,504)
Repurchased	—	—	(4,998)
Issued for employee stock purchase and option plans	—	(167)	28,125
Retirement of treasury stock	—	167	150,377

Balance—end of year	—	—	—

Accumulated deficit
Balance—beginning of year	(1,421,963)	(1,323,517)	(1,060,154)
Net income (loss)	34,813	(98,280)	(93,621)
Treasury shares issued for employee stock purchase and option plans	—	—	(19,500)
Retirement of treasury stock	—	(166)	(150,242)

Balance—end of year	(1,387,150)	(1,421,963)	(1,323,517)

Accumulated other comprehensive loss
Balance—beginning of year	(37,846)	(33,379)	(27,637)
Foreign currency translation adjustment	815	813	2,042
Unrealized gain (loss) on investments	(154)	111	(65)
Minimum pension liability adjustment	1,170	(5,391)	(7,719)

Balance—end of year	(36,015)	(37,846)	(33,379)

Total stockholders’ equity	$241,951	$195,158	$289,928

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year ended September 30,
	2004	2003	2002
Comprehensive income (loss):
Net income (loss)	$34,813	$(98,280)	$(93,621)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0 for all periods	815	813	2,042
Unrealized (loss) gain on investment securities and derivatives, net of tax of $0 for all periods	(154)	111	(65)
Minimum pension liability adjustment, net of tax of $0 for all periods	1,170	(5,391)	(7,719)

Other comprehensive income (loss)	1,831	(4,467)	(5,742)

Comprehensive income (loss)	$36,644	$(102,747)	$(99,363)

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Description of Business and Summary of Significant Accounting Policies

Business

Parametric Technology Corporation (PTC), founded in 1985 and headquartered in Needham, MA, develops, markets and supports product lifecycle management (PLM) software solutions that help manufacturers improve the competitiveness of their products and product development processes. Our solutions, which include a suite of mechanical computer-aided design tools (our design solutions) and a range of Internet-based collaboration technologies (our collaboration and control solutions), enable manufacturing companies to create virtual computer-based products (digital products), collaborate on designs within the enterprise and throughout the extended supply chain, and control the digital product information throughout the product lifecycle. This results in streamlined engineering processes, improved product quality, optimized product information management and reduced cost and time-to-market cycles. Our PLM software solutions are complemented by the strength and experience of our services organization, as well as third-party systems resellers and other strategic partners, who provide training, consulting, ancillary product offerings, implementation and support to customers worldwide.

Basis of Presentation

Our fiscal year-end is September 30. The consolidated financial statements include the parent company and its wholly owned subsidiaries, including those operating outside the U.S. All intercompany balances and transactions have been eliminated in the financial statements. Certain reclassifications have been made for consistent presentation. The most significant reclassification relates to the 2003 presentation of income taxes receivable. Income taxes receivable totaling $23.3 million were recorded in net accrued income taxes as of September 30, 2003 and have been reclassified to current assets to conform to the 2004 presentation. We prepare our financial statements under generally accepted accounting principles that require management to make estimates and assumptions that affect the amounts reported and the related disclosures. Actual results could differ from these estimates.

Foreign Currency Translation

For our international operations where the functional currency is the local currency, we translate assets and liabilities at exchange rates in effect at the balance sheet date and record translation adjustments in stockholders’ equity. As of September 30, 2004 and 2003, cumulative translation adjustment gains of $3.7 million and $2.9 million, respectively, were included in the accumulated other comprehensive income (loss) component of stockholders’ equity. For our international operations where the U.S. dollar is the functional currency, we remeasure monetary assets and liabilities using exchange rates in effect at the balance sheet date and nonmonetary assets and liabilities at historical rates and record resulting exchange gains or losses in other expense in the statement of operations. We translate income statement amounts at average rates for the period. Transaction gains and losses are recorded in other expense in the statement of operations.

Revenue Recognition

We derive revenues from three primary sources: (1) software licenses, (2) maintenance services and (3) other services, which include consulting and education services. Revenue by type for 2004, 2003 and 2002 was as follows:

	Year ended September 30,
	2004	2003	2002
	(in thousands)
License revenue	$198,860	$205,301	$242,906
Maintenance services revenue	323,420	309,091	329,542
Other services revenue	137,749	157,548	169,509

Total revenue	$660,029	$671,940	$741,957

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

While we apply the guidance of Statement of Position (SOP) No. 97-2, Software Revenue Recognition, and Statement of Position No. 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, both issued by the American Institute of Certified Public Accountants, as well as SEC Staff Accounting Bulletin 104, Revenue Recognition in Financial Statements, we exercise judgment and use estimates in connection with the determination of the amounts of software license and services revenues to be recognized in each accounting period.

For software license arrangements that do not require significant modification or customization of the underlying software, we recognize revenue when: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred (generally, FOB shipping point or electronic distribution), (3) the fee is fixed or determinable, and (4) collection is probable. Substantially all of our license revenues are recognized in this manner.

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

At the time of each sale transaction, we must make an assessment of the collectibility of the amount due from the customer. Revenue is only recognized at that time if management deems that collection is probable. In making this assessment, we consider customer credit-worthiness and historical payment experience. At that same time, we assess whether fees are fixed or determinable and free of contingencies or significant uncertainties. If the fee is not fixed or determinable, revenue is recognized only as payments become due from the customer, provided that all other revenue recognition criteria are met. In assessing whether the fee is fixed or determinable, we consider the payment terms of the transaction and our collection experience in similar transactions without making concessions, among other factors. Our software license arrangements generally do not include customer acceptance provisions. However, if an arrangement includes an acceptance provision, we record revenue only upon the earlier of (1) receipt of written acceptance from the customer or (2) expiration of the acceptance period.

Our software arrangements often include implementation and consulting services that are sold separately under consulting engagement contracts or as part of the software license arrangement. When we determine that such services are not essential to the functionality of the licensed software and qualify as “service transactions” under SOP 97-2, we record revenue separately for the license and service elements of these arrangements. Generally, we consider that a service is not essential to the functionality of the software based on various factors, including if the services may be provided by independent third parties experienced in providing such consulting and implementation in coordination with dedicated customer personnel. If an arrangement does not qualify for separate accounting of the license and service elements, then license revenue is recognized together with the consulting services using either the percentage-of-completion or completed-contract method of contract accounting. Contract accounting is also applied to any software arrangements that include customer-specific acceptance criteria or where the license payment is tied to the performance of consulting services. Under the percentage-of-completion method, we estimate the stage of completion of contracts with fixed or “not to exceed” fees based on hours or costs incurred to date as compared with estimated total project hours or costs at completion. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized upon completion of the contract. When total cost estimates exceed revenues, we accrue for the estimated losses immediately. The use of the percentage-of-completion method of accounting requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in salaries and other costs. When adjustments in estimated contract costs are determined, such revisions may have the effect of adjusting in the current period the earnings applicable to performance in prior periods.

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

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Deferred Revenue

Deferred revenue primarily relates to software maintenance agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and, if not yet paid, the related amount is included in other current assets. The maintenance-related amounts included in other current assets at September 30, 2004 and 2003 were $33.3 million and $37.0 million, respectively. Deferred revenue consisted of the following:

	September 30,
	2004	2003
	(in thousands)
Deferred maintenance revenue	$146,797	$145,684
Deferred other service revenue	23,637	22,407
Deferred license revenue	6,230	4,924

Total deferred revenue	$176,664	$173,015

Cash, Cash Equivalents, Marketable Investments and Non-marketable Securities

Our cash equivalents, short-term investments, and marketable investments are invested in debt instruments of financial institutions, government entities and corporations and in mutual funds. We have established guidelines relative to credit ratings,

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

diversification and maturities that are intended to maintain safety and liquidity. Cash equivalents include highly liquid investments with maturity periods of three months or less when purchased. Short-term investments include those investments with maturities in excess of three months but less than one year. Marketable investments are those with maturities in excess of one year but less than two years. Our portfolio of investments at September 30, 2004 and 2003 consisted only of cash and cash equivalents.

Investments in non-marketable securities, which include a limited number of strategic minority equity investments, were $0.5 million and $0.8 million as of September 30, 2004 and 2003, respectively, and are included in other long-term assets in the accompanying consolidated balance sheets. These investments are periodically evaluated for impairment based on market conditions, the industry sectors in which the investment entity operates, the viability and prospects of each entity, and the continued strategic importance of the investment to us. A write-down of the related investment is recorded when an impairment is considered other than temporary. Other than temporary write-downs of investments recorded to other expense, net, were $0.2 million, $0.4 million and $1.0 million in 2004, 2003 and 2002, respectively.

Our cash equivalents, short-term and marketable investments are classified as available for sale and reported at fair value, with unrealized gains and losses included in the accumulated other comprehensive income (loss) component of stockholders’ equity and amortization or accretion of premium or discount included in interest income. As of September 30, 2004 and 2003, unrealized gains of $0.1 million and $0.2 million, respectively, are included in the accumulated other comprehensive income (loss) component of stockholders’ equity.

Concentration of Credit Risk and Fair Value of Financial Instruments

The amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short maturities. Financial instruments that potentially subject us to concentration of credit risk consist primarily of investments, trade receivables and derivatives. Our cash, cash equivalents, investments and derivatives are placed with financial institutions with high credit standings. Our credit risk for derivatives is also mitigated due to the short-term nature of the contracts. Our customer base consists of large numbers of geographically diverse customers dispersed across many industries, and no individual customer comprised more than 10% of our net trade accounts receivable as of September 30, 2004 or 2003.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In determining the adequacy of the allowance for doubtful accounts, management specifically analyzes individual accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic conditions, accounts receivable aging trends and changes in our customer payment terms. Our allowance for doubtful accounts on trade accounts receivable was $6.3 million as of September 30, 2004, $6.8 million as of September 30, 2003, $6.2 million as of September 30, 2002 and $5.6 million as of September 30, 2001. Uncollectible trade accounts receivable written-off, net of recoveries, were $3.6 million, $4.5 million and $3.7 million for 2004, 2003 and 2002, respectively. Bad debt expense was $3.1 million, $5.1 million and $4.3 million in 2004, 2003 and 2002, respectively.

Transfers of Financial Assets

We offer our customers the option to purchase software and services through payment plans. In general, we transfer future payments under certain of these contracts to third-party financial institutions on a non-recourse basis. We record such transfers as sales of the related accounts receivable when we surrender control of such receivables under the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We routinely use forward contracts to hedge specific foreign currency-denominated receivables. These contracts, with maturities of less than three months, require us to exchange foreign currencies for U.S. dollars at maturity at rates agreed to at inception of the contracts. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of each accounting period with unrealized gains and losses recorded in the statement of operations. As of September 30, 2004 and 2003, we had outstanding forward contracts with notional amounts equivalent to approximately $83.3 million ($58.9 million in Euros, $12.1 million in British Pounds, $6.4 million in Japanese Yen and $5.9 million in other currencies) and $75.7 million ($56.8 million in Euros, $8.1 million in British Pounds, $4.1 million in Japanese Yen and $6.7 million in other currencies), respectively. Net realized and unrealized gains and losses associated with exchange rate fluctuations on forward contracts and the underlying foreign currency exposure being hedged were immaterial for all periods presented.

We periodically use foreign currency option contracts, with maturities of less than one year, to hedge specific forecasted net cash flow transactions that are derived from anticipated international revenue. These hedges are designated as effective cash flow hedging instruments under SFAS No. 133. The premiums to purchase option contracts are capitalized in other assets and recorded in other expense in the period in which the forecasted transaction occurs. The effective portion of the changes in the fair value of the option contracts are recorded in other comprehensive income (loss), and subsequently recognized in license and service revenue in the period in which the forecasted transactions occur. As of September 30, 2004 and 2003, there were no foreign currency option contracts outstanding.

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

Computer Software Costs

We incur costs to develop computer software to be licensed or otherwise marketed to customers. Research and development costs are expensed as incurred, except for costs of internally developed or externally purchased software that qualify for capitalization. Software development costs incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized and, upon general release, are amortized using the straight-line method over the

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expected life of the related products. The straight-line method approximates the same amount of expense as that calculated using the ratio that current period gross product revenues bear to total anticipated gross product revenues. Computer software costs capitalized in 2004, 2003 and 2002 totaled $1.5 million, $4.1 million and $2.0 million, respectively. In addition, as described in Note D, $1.6 million of software was capitalized in connection with our acquisition of a business in 2004.

Goodwill, Other Intangible Assets and Long-lived Assets

Goodwill is the amount by which the cost of acquired net assets in a business acquisition exceeded the fair values of net identifiable assets on the date of our purchase. All goodwill is attributable to our software products reportable segment.

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

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expenses incurred were $1.1 million, $5.9 million and $8.5 million in 2004, 2003 and 2002, respectively.

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

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year ended September 30,
	2004	2003	2002
	(in thousands, except per share)
Net income (loss)	$34,813	$(98,280)	$(93,621)

Weighted average shares outstanding	267,704	264,149	260,901
Dilutive effect of employee stock options	5,479	—	—

Diluted shares outstanding	273,183	264,149	260,901

Basic earnings (loss) per share	$0.13	$(0.37)	$(0.36)
Diluted earnings (loss) per share	$0.13	$(0.37)	$(0.36)

Stock options to purchase 48.2 million, 67.4 million and 58.3 million shares for 2004, 2003 and 2002, respectively, had exercise prices per share that were greater than the average market price of our common stock for those periods. These shares were excluded from the computation of diluted EPS as the effect would have been anti-dilutive. Due to the net losses generated in 2003 and 2002, the effect of outstanding stock options for the purchase of an additional 3.5 million and 11.5 million shares for those periods, respectively, was excluded from the computation of diluted EPS as the effect would also have been anti-dilutive.

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

SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, issued by the Financial Accounting Standards Board in December 2002, amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. As permitted by APB No. 25, we generally have not recognized compensation expense in connection with stock option grants to employees, directors and officers under our plans. The following table illustrates the effect on net income (loss) and net earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to all stock-based awards to employees.

	Year ended September 30,
	2004	2003	2002
	(in thousands, except per share amounts)
Net income (loss), as reported	$34,813	$(98,280)	$(93,621)
Stock-based compensation cost included in reported net income (loss), net of tax of $0 for all periods	437	456	220
Stock-based compensation expense determined under fair value based method, net of tax of $0 for all periods	(34,104)	(51,699)	(101,064)

Pro forma net income (loss)	$1,146	$(149,523)	$(194,465)

Earnings (loss) per share:
Basic and diluted—as reported	$0.13	$(0.37)	$(0.36)
Basic and diluted—pro forma	$0.00	$(0.57)	$(0.75)

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The illustrative disclosures above include the amortization of the fair value of options over their vesting schedules. The pro forma net income (loss) for 2004, 2003 and 2002 includes an income tax valuation allowance fully offsetting any income tax benefit related to the stock-based employee compensation expense for those periods. The effects indicated above of applying SFAS No. 123 are not necessarily representative of the effects on similar illustrative disclosures in future years.

The fair value of options and employee stock purchase plan shares granted has been estimated at the date of grant using the Black-Scholes option-pricing model assuming the following weighted-average assumptions:

	Year ended September 30,
	2004	2003	2002
Expected life for options (years)	4.0	4.0	6.0
Risk-free interest rates for options	3.2%	2.9%	4.9%
Expected life for employee stock purchase plan shares (months)	6.0	6.0	6.0
Risk-free interest rates for employee stock purchase plan shares	1.1%	3.2%	2.3%
Volatility	74%	75%	75%
Dividend yield	—	—	—

The weighted average fair value of employee stock options granted was $2.50 in 2004, $1.60 in 2003 and $3.25 in 2002. The weighted average fair value of shares granted under the stock purchase plan was $1.23 in 2004, $0.98 in 2003 and $2.93 in 2002.

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

Employee Stock-Based Compensation

In March 2004, the FASB issued an Exposure Draft for a Proposed Statement of Financial Accounting Standards, Share-Based Payment. This proposed Statement addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement also would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employees, and generally would require that such transactions be accounted for using a fair-value-based method. The FASB has nearly completed its deliberations and is expected to release a final statement by the end of our second quarter of fiscal 2005. During its deliberations to address the comment letters, the FASB has preliminarily indicated that the effective date for this statement would be for periods beginning after June 15, 2005, which would be the fourth quarter of our fiscal 2005. We currently are assessing the impact of this proposed Statement on our share-based compensation programs; however, we expect that the requirement to expense stock options and other equity interests that have been or will be granted to employees will significantly increase our operating expenses and result in lower earnings per share.

The American Job Creations Act

In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA contains a series of provisions, several of which are pertinent to us. The AJCA creates a temporary incentive for U.S. multinational corporations to repatriate accumulated income abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. It has been our practice to permanently reinvest all foreign earnings into our foreign operations. Should we determine that we plan to repatriate any of our foreign earnings, we will be required to establish a deferred tax liability on such earnings through a charge to our income tax provision.

The AJCA also provides U.S. corporations with an income tax deduction equal to a stipulated percentage of qualified income from domestic production activities (“qualified activities”). The deduction, which cannot exceed 50% of annual wages paid, is phased in as follows: 3% of qualified activities in 2005 and 2006; 6% in 2007 through 2009; and 9% in 2010 and thereafter. We believe that we qualify for the deduction. Current accounting literature is unclear on whether the deduction should be accounted for as a special deduction or a tax rate reduction; however, the FASB has reached a tentative conclusion that this would be a special deduction. If treated as a special deduction, the tax benefit of the deduction would generally be accounted for in the periods in which the qualifying activities occur, generally the years in which the deductions are taken on the tax returns. This benefit would be included in our annual effective tax rate, but would not result in a remeasurement of deferred income taxes. If treated as a rate reduction, we would be required to revalue our deferred tax assets and liabilities. We expect the FASB to provide further guidance in the fourth quarter of calendar 2004 as to whether the deduction should be accounted for as a special deduction or a tax rate reduction. The AJCA, as well as the outcome of the FASB’s decision, may have an impact on our tax rate for future years. However, we have maintained a full deferred tax valuation on U.S. deferred taxes (see Note E) and, as a result, we do not expect the AJCA to materially affect our financial position or results of operations.

B. Restructuring and Other Charges, Gain on Sale of a Business and Write-down of Investments

Restructuring and Other Charges

In 2004, we recorded total restructuring and other charges of $42.9 million. The restructuring and other charges were comprised of $21.0 million for severance and termination benefits related to 459 employees terminated during 2004 and $21.9 million related primarily to excess facilities. The charges for excess facilities are primarily related to gross lease commitments in excess of estimated sublease income for excess facilities. Of the total restructuring and other charges recorded in 2004, $1.9 million was non-cash for the write-off of leasehold improvements related to the excess facilities. This restructuring program was completed in the fourth quarter of 2004.

In 2003, we recorded total restructuring and other charges of $30.9 million. The restructuring and other charges were comprised of $17.9 million for severance and termination benefits related to 361 employees terminated during 2003. We also recorded charges of $11.6 million related to excess facilities and $1.4 million of other costs, primarily related to the write-off of acquired technology. The increases in the liability for excess facilities in 2003 related primarily to revised estimates of gross lease commitments in excess of expected sublease income for leases assumed in our 1998 acquisition of Computervision Corporation (Computervision) and consolidating existing leased facilities.

In 2002, we recorded restructuring and other charges of $31.2 million primarily associated with a reduction in workforce and for excess facilities. The restructuring charges were comprised of $17.3 million for severance and termination benefits related to

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately 310 employees who were notified or terminated during 2002 and $13.9 million related to excess facilities. The excess facilities charge was primarily comprised of an increase to Computervision lease liabilities for existing excess facilities, needed as a result of changing real estate market conditions and related actions taken by several subtenants.

The following table summarizes restructuring and other charges reserve activity for the three years ended September 30, 2004:

	Employee Severance and Related Benefits	Facility Closures and Other Costs	Total
	(in thousands)
Balance, September 30, 2001	$18,377	$30,970	$49,347
Charges to operations	17,295	13,855	31,150
Cash disbursements	(33,017)	(9,516)	(42,533)

Balance, September 30, 2002	2,655	35,309	37,964
Charges to operations	17,855	13,041	30,896
Cash disbursements	(15,667)	(8,775)	(24,442)
Non-cash utilization	—	(1,469)	(1,469)

Balance, September 30, 2003	4,843	38,106	42,949
Charges to operations	21,033	21,900	42,933
Cash disbursements	(25,488)	(15,132)	(40,620)
Non-cash utilization	—	(1,941)	(1,941)

Balance, September 30, 2004	$388	$42,933	$43,321

The accrual for facility closures and related costs is included in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheet, and the accrual for employee severance and related benefits is included in accrued compensation and benefits. As of September 30, 2004, of the $43.3 million remaining in accrued restructuring charges, $12.0 million was included in other current liabilities and $31.3 million was included in other long-term liabilities, principally for facility costs to be paid out through 2014.

Gain on Sale of a Business

In 2002, we completed the sale of our ICEM® surfacing business for $10.2 million in cash, resulting in a pre-tax gain of $8.7 million.

Write-down of Investments

We periodically review equity investments for impairment based on market conditions, the industry sectors in which the investment entity operates, the viability and prospects of each entity, and the continued strategic importance of the investment to us. A write-down of the related investment is recorded when an impairment is considered other than temporary. In 2004, 2003 and 2002, we recorded write-downs on several equity investments, included in other expense, net, of $0.2 million, $0.4 million and $1.0 million, respectively, to reflect other-than-temporary declines in valuation. At September 30, 2004 and 2003, equity investments included in other long-term assets were $0.5 million and $0.8 million, respectively.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

C. Property and Equipment

Property and equipment consisted of the following:

	September 30,
	2004	2003
	(in thousands)
Computer hardware and software	$149,920	$179,192
Furniture and fixtures	17,803	20,442
Leasehold improvements	32,634	36,069

Gross property and equipment	200,357	235,703
Accumulated depreciation and amortization	(144,577)	(162,140)

Net property and equipment	$55,780	$73,563

Depreciation expense was $26.9 million, $33.5 million and $34.0 million in 2004, 2003 and 2002, respectively. Capital leases as of September 30, 2004 and 2003 were not material.

D. Goodwill and Other Intangible Assets

On October 1, 2002, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we stopped amortizing goodwill and adopted a new policy for measuring goodwill and indefinite-lived intangible assets for impairment. We currently operate within a single industry segment—computer software and related services. Within this single industry segment as described in Note L, Segment Information, we have two reportable segments: (1) software products and (2) services. All of our goodwill and other intangible assets are associated with our software products reportable segment. Under our new policy, goodwill and other intangible assets are tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting segment below its carrying value. We completed our annual impairment review as of July 3, 2004 and concluded that no impairment charge was required as of that date. There have not been any events or changes in circumstances since July 3, 2004 that indicate that the carrying values of goodwill or other intangible assets may not be recoverable.

Goodwill and other intangible assets consisted of the following:

	September 30, 2004			September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Goodwill and intangible assets with indefinite lives (not amortized):
Goodwill	$150,223	$105,002	$45,221	$140,310	$102,906	$37,404
Trademarks	10,232	6,078	4,154	9,925	5,939	3,986

	160,455	111,080	49,375	150,235	108,845	41,390
Intangible assets with finite lives (amortized):
Purchased software	30,385	29,060	1,325	28,482	24,482	4,000
Capitalized software	22,877	18,654	4,223	21,354	15,636	5,718
Customer lists	10,665	9,045	1,620	8,631	7,946	685
Other	316	316	—	316	258	58

	64,243	57,075	7,168	58,783	48,322	10,461

Total goodwill and other intangible assets	$224,698	$168,155	$56,543	$209,018	$157,167	$51,851

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in the carrying amounts of goodwill and other intangible assets at September 30, 2004 from September 30, 2003 is due, in part, to foreign currency translation adjustments related to those asset balances that are recorded in non-U.S. currencies.

In April 2004, we acquired OHIO Design Automation, Inc. (OHIO-DA), a provider of electronics design collaboration software, for $9.8 million in cash. The purchase price was allocated to assets acquired and liabilities assumed based on our estimates of fair value. The values assigned included intangible assets of $1.8 million for customer lists and $1.6 million for purchased software, which are being amortized over estimated useful lives of 5 years and 3 years, respectively. The excess purchase price over the amounts allocated to assets acquired and liabilities assumed of $7.0 million was recorded as goodwill. Upon the fulfillment of certain specified conditions, an additional $2.0 million related to the acquisition will be paid through April 2007. Any such contingent payments will be recorded as operating expenses as incurred. Results of operations of OHIO-DA have been included in our consolidated financial statements since the acquisition date. Values assigned to intangible assets are not deductible for tax purposes. Our results of operations prior to the acquisition, if presented on a pro forma basis, would not differ materially from our reported results.

The aggregate amortization expense for intangible assets for 2004, 2003 and 2002 was $8.2 million, $9.1 million and $39.4 million, respectively. Of those amounts, $5.2 million, $5.9 million, $35.8 million, respectively, was recorded as amortization of other intangible assets and $3.0 million, $3.2 million and $3.6 million, respectively, was recorded as cost of license revenue. The estimated aggregate future amortization expense for intangible assets with finite lives remaining as of September 30, 2004 is $2.8 million for 2005, $2.6 million for 2006, $1.2 million for 2007, $0.4 million for 2008 and $0.2 million for 2009.

The following table sets forth the net loss for 2002, as adjusted to exclude amortization expense related to goodwill and other intangible assets that are no longer being amortized under SFAS No. 142:

Year ended September 30, 2002
Reported net loss	$(93,621)
Goodwill amortization, net of tax	26,799
Trademark amortization, net of tax	1,305

Adjusted net loss	$(65,517)

Loss per share—Basic and Diluted	$(0.25)

E. Income Taxes

Our income (loss) before taxes consisted of the following:

	Year ended September 30,
	2004	2003	2002
	(in thousands)
Domestic	$(4,697)	$(92,349)	$(101,489)
Foreign	41,736	9,920	27,150

Total	$37,039	$(82,429)	$(74,339)

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our provision for (benefit from) income taxes consisted of the following:

	Year ended September 30,
	2004	2003	2002
	(in thousands)
Current:
Federal	$(19,150)	$—	$(35,425)
State	301	500	(8,988)
Foreign	20,676	15,309	9,521

	1,827	15,809	(34,892)

Deferred:
Federal	—	—	48,750
State	—	—	5,172
Foreign	399	42	252

	399	42	54,174

Total provision for income taxes	$2,226	$15,851	$19,282

The reconciliation between the statutory federal income tax rate and our effective income tax rate is shown below:

	Year ended September 30,
	2004	2003	2002
Statutory federal income tax provision (benefit)	35%	(35)%	(35)%
State income taxes, net of federal tax benefit	1	1	(4)
Valuation allowance	28	42	65
Acquisition-related charges	—	1	13
IRS examination settlement	(69)	—	—
Sale of business	—	—	(9)
Foreign rate differences	12	7	(1)
Other, net	(1)	3	(3)

Effective income tax rate	6%	19%	26%

As described below, in 2004, we received notification from the Internal Revenue Service (IRS) that we would be receiving a tax refund related to income tax returns for the years 1998 through 2000 totaling $39.5 million, which resulted in a nonrecurring tax benefit of $18.9 million in 2004.

We made net income tax payments of approximately $5.7 million in 2004, and we received net refunds of approximately $53.3 million and $3.5 million in 2003 and 2002, respectively.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The significant temporary differences that created deferred tax assets and liabilities are shown below:

	September 30,
	2004	2003
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$108,345	$94,955
Restructuring reserves not currently deductible	15,943	17,007
Other reserves not currently deductible	5,886	6,239
Minimum pension liability	13,570	13,168
Foreign tax credits	7,605	7,605
Amortization of intangible assets	9,810	9,188
Depreciation	2,489	2,373
Other	741	1,628

Gross deferred tax assets	164,389	152,163
Valuation allowance	(142,000)	(131,499)

Total deferred tax assets	22,389	20,664

Deferred tax liabilities:
Investment in foreign subsidiaries	(7,776)	(7,776)
Pension	(9,939)	(9,644)
Other	(5,757)	(3,928)

Total deferred tax liabilities	(23,472)	(21,348)

Net deferred tax liabilities	$(1,083)	$(684)

As a result of operating losses incurred in recent years and uncertainty as to the extent and timing of profitability in future periods, we concluded in 2002 that it is more likely than not that the net deferred tax assets would not be realized and, accordingly, we increased our deferred tax valuation allowance for our remaining net deferred tax assets in 2002. Although we have net income before tax in 2004 of $37.0 million, we have maintained a full deferred tax valuation allowance as a result of continuing operating losses in the United States, which is the source of the majority of the net deferred tax assets. In 2004, the valuation allowance was increased by $10.5 million primarily to reserve for additional Computervision net operating loss (NOL) carryforwards recorded as a result of the conclusion of the IRS examination of our income tax returns for 1998 through 2000 discussed below.

At September 30, 2004 and 2003, accrued income taxes of $39.4 million and $29.2 million, respectively, primarily represented income taxes payable and related income tax accruals. At September 30, 2004 and 2003, income taxes receivable of $39.5 million and $23.3 million, respectively, represented expected refunds of U.S. federal income taxes and related interest. In the normal course of business, PTC and its subsidiaries are examined by various taxing authorities, including the IRS in the United States. In 2004, the IRS concluded its examination of our income tax returns for years 1998 through 2000, and notification of a $39.5 million refund amount was received in the fourth quarter of 2004. The refund resulted in a nonrecurring tax benefit of $18.9 million in 2004 and the recording of $6.5 million of additional tax-effected NOLs available for carryforward, which were offset by an increase in our deferred tax valuation allowance. The $39.5 million refund was received in the first quarter of 2005.

For U.S. tax return purposes, NOLs and tax credits are generally available to be carried forward to future years subject to certain limitations. At September 30, 2004, we had U.S. federal NOL carryforwards of $106.7 million, which expire in 2023 and 2024, available to offset taxable income in future years. In addition, we have U.S. federal NOL carryforwards of $166.0 million resulting from the January 1998 acquisition of Computervision, which expire beginning in 2008 through 2018. The utilization of the Computervision NOLs has been limited as a result of the change in ownership rules under the Internal Revenue Code. We also

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

have loss carryforwards in non-U.S. jurisdictions totaling $16.5 million, the majority of which do not expire. There are other limitations imposed on the utilization of such NOLs that could further restrict the recognition of any tax benefits.

The cumulative amount of undistributed earnings of our subsidiaries for which U.S. income taxes have not been provided, totaled approximately $73.4 million and $59.2 million as of September 30, 2004 and 2003, respectively.

F. Commitments and Contingencies

Leasing Arrangements

We lease office facilities and certain equipment under operating leases expiring at various dates through 2014. Certain leases require us to pay for taxes, insurance, maintenance and other operating expenses in addition to rent. Lease expense, net of sublease income, was $32.9 million, $39.5 million and $49.1 million in 2004, 2003 and 2002, respectively. At September 30, 2004, our future minimum lease payments net of sublease income under noncancellable operating leases are as follows:

Year ending September 30,	(in thousands)
2005	$36,437
2006	28,640
2007	24,775
2008	22,108
2009	21,513
Thereafter	43,338

Total minimum lease payments	$176,811

As a result of restructuring and cost saving initiatives in current and prior years, certain leased facilities are excess. As of September 30, 2004, we had $41.7 million reserved for facility obligations in excess of sublease income. Our total future rental income under current sublease arrangements for excess facilities is $24.0 million. The future minimum lease payments above include minimum future lease payments for excess facilities, net of sublease income under existing sublease arrangements.

As of September 30, 2004 and 2003, we had letters of credit outstanding of approximately $6.4 million, of which $0.4 million was collateralized, and $7.5 million, of which $0.4 million was collateralized, respectively, primarily related to our corporate headquarters lease in Needham, Massachusetts.

Legal Proceedings

Certain class action lawsuits were filed by shareholders in the second and third quarters of 2003 against us and certain of our current and former officers and directors in the U.S. District Court for the District of Massachusetts claiming violations of the federal securities laws based on alleged misrepresentations regarding our reported financial results for the fiscal years 1999, 2000 and 2001 and our announced results for 2002. The consolidated amended complaint was filed in the fourth quarter of 2003 and sought unspecified damages. We filed a motion to dismiss the consolidated action with prejudice and the court held a hearing on our motion in the third quarter of 2004. On November 3, 2004, the court granted our motion to dismiss and entered an order dismissing the consolidated action. The plaintiffs did not file a notice of appeal from the court’s order within the applicable period of time for them to do so, which should conclude the litigation.

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

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

G. Stockholders’ Equity

Preferred Stock

We may issue up to 5.0 million shares of our preferred stock in one or more series. Our Board of Directors is authorized to fix the rights and terms for any series of preferred stock without additional shareholder approval. In November 2000, our Board of Directors authorized and designated 500,000 shares of preferred stock as Series A Junior Participating Preferred Stock for issuance pursuant to our Shareholder Rights Plan discussed below in Note H. As of September 30, 2004 and 2003, there were no outstanding shares of preferred stock.

Common Stock

Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Shares of common stock outstanding are shown below:

	September 30,
	2004	2003	2002
	(in thousands)
Beginning balance	266,383	262,584	260,538
Common stock issued	3,126	3,851	—
Treasury shares repurchased	—	(52)	(596)
Treasury shares issued	—	—	2,642

Ending balance	269,509	266,383	262,584

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our Board of Directors has authorized us to repurchase up to 40.0 million shares. Through September 30, 2004, we had repurchased 31.2 million shares at a cost of $366.8 million. The repurchased shares were available to be used for stock option exercises, employee stock purchase plans and potential acquisitions. In 2002, all remaining shares of treasury stock, 13.5 million, were retired and restored to the status of authorized but unissued shares. Beginning in 2003 and continuing into the future, all shares of our common stock repurchased are automatically restored to the status of authorized and unissued.

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

I. Stock Plans

Employee Stock Purchase Plans

We offer an employee stock purchase plan for all eligible employees. Under the current plan, which qualifies as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code, shares of our common stock can be purchased at 85% of the lower of the fair market value of the stock on the first or the last day of each six-month offering period. Employee purchases in any year are limited to the lesser of $25,000 worth of stock, determined by the fair market value of the common stock at the time the offering begins, or 15% of his or her base pay. The shareholders have approved that 18.0 million shares of common stock be reserved for issuance under the plan. During fiscal 2004, 2003 and 2002, employees purchased 2.2 million, 3.7 million and 2.1 million shares at average prices of $3.02, $1.98 and $3.76, respectively.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Plans

We have stock option plans for employees, directors, officers and consultants that provide for issuance of nonqualified and incentive stock options. The option exercise price is typically the fair market value at the date of grant. These options generally vest over four years and expire ten years from the date of grant. As of September 30, 2004, 20.6 million shares were available for grant and 66.3 million shares were reserved for stock options granted and outstanding.

	September 30,
	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(shares in thousands)
Outstanding:
Beginning balance	68,963	$10.22	74,485	$11.12	66,169	$13.16
Granted	7,560	4.40	8,775	2.79	18,456	4.69
Cancelled	(9,192)	9.86	(14,138)	10.45	(10,008)	12.70
Exercised	(1,047)	2.88	(159)	2.40	(132)	4.41

Ending balance	66,284	$9.73	68,963	$10.22	74,485	$11.12

Exercisable	45,411	$12.19	43,413	$13.06	41,355	$14.02

Certain employees have disposed of stock acquired through the employee stock purchase plan and the exercise of incentive stock options earlier than the mandatory holding period required for certain tax treatment. These dispositions, together with the tax benefits realized from the exercise of nonqualified stock options, create tax benefits that were recorded as increases to additional paid-in capital in 2002. In 2004 and 2003, the tax benefit was not recorded due to the uncertainty of its realization.

For various price ranges, information for options outstanding and exercisable at September 30, 2004 was as follows:

	Outstanding Options			Exercisable Options
	Shares (in thousands)	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
$ 0.10- $3.40	13,225	7.92	$2.88	5,286	$2.97
$ 3.58- $5.03	14,299	8.48	$4.46	4,320	$4.81
$ 5.27- $9.94	11,400	5.82	$8.69	9,223	$9.02
$ 9.96- $13.63	12,973	4.12	$12.64	12,386	$12.68
$ 13.72- $23.38	11,843	3.86	$18.04	11,652	$18.08
$ 24.00- $72.55	2,544	2.81	$25.98	2,544	$25.98

$ 0.10- $72.55	66,284	6.02	$9.73	45,411	$12.19

Valuation of Stock Plans

We generally have not recognized compensation expense in connection with stock option grants to employees, directors and officers under our plans. We have recognized compensation expense of $0.4 million, $0.5 million and $0.2 million in 2004, 2003 and 2002, respectively, in connection with a restricted stock grant to an executive officer of the company in May 2002, as prescribed by APB No. 25 and its interpretations, and stock option grants to consultants as prescribed by EITF 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration Other Than Employee Services under FASB Statement No. 123. The impact on net income (loss) and earnings (loss) per share, had compensation expense for employee stock option and stock purchase plans been determined based on fair value at the grant dates as prescribed by SFAS No. 123 is disclosed in Note A.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

J. Employee Benefit Plan

We offer a savings plan to eligible U.S. employees. The plan is intended to qualify under Section 401(k) of the Internal Revenue Code. Participating employees may defer up to 15% of their pre-tax compensation, as defined, but not more than statutory limits. Prior to January 1, 2004, we contributed 50% of the amount contributed by the employee, up to a maximum of 10% of the employee’s earnings. Effective January 1, 2004, the employer match was reduced to 6% of the employee’s earnings. Our matching contributions vest at a rate of 25% per year of service. We made matching contributions of $3.1 million, $5.2 million and $5.4 million in 2004, 2003 and 2002, respectively.

K. Pension Plans

We maintain defined benefit pension plans covering certain employees of Computervision, which we acquired in 1998. Benefits are based upon length of service and average compensation and generally vest after five years of service. The prepaid (accrued) pension cost was actuarially computed using assumptions applicable to each subsidiary plan and economic environment. We adjust our minimum pension liability related to our plans due to changes in actuarial assumptions and performance of plan investments, as shown below.

U.S. Pension Plan

Effective April 1, 1990, the benefits under the U.S. pension plan were frozen indefinitely. We contribute all amounts deemed necessary on an actuarial basis to satisfy Internal Revenue Service funding requirements. Plan assets consist primarily of mutual funds invested in equity and fixed income securities.

International Pension Plans

Effective in 1998, benefits under the international plans were frozen indefinitely. Plan assets consist primarily of investments in local government securities and insurance company investments.

The following table presents the actuarial assumptions used in accounting for the pension plans:

	U.S. Plan			International Plans
	2004	2003	2002	2004	2003	2002
Weighted Average Assumptions Used to Determine Benefit Obligations at Measurement Date (September 30)
Discount rate	6.00%	6.00%	6.75%	5.5%	5.5%	5.8%
Rate of increase in future compensation	—	—	—	—	—	—

Weighted Average Assumptions Used to Determine Net Periodic Pension Cost for Fiscal Years Ended September 30
Discount rate	6.00%	6.75%	7.00%	5.5%	5.8%	6.0%
Rate of increase in future compensation	—	—	—	—	—	—
Rate of return on plan assets	7.50%	7.50%	7.50%	4.8%	4.7%	4.7%

In selecting the expected long-term rate of return on assets, we considered the current investment portfolio and the investment return goals in the plans’ investment policy statements. We, with input from the plans’ professional investment managers, also considered the average rate of earnings expected on the funds invested or to be invested to provide plan benefits. This process included determining expected returns for the various asset classes that comprise the plans’ target asset allocation. This basis for selecting the long-term asset return assumptions is consistent with the prior year.

For the U.S. plan, the long-term total return goal, presently 7.50%, includes income plus realized and unrealized gains and/or losses on the plan assets. Utilizing generally accepted diversification techniques, the plan’s assets, in aggregate and at the

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

individual portfolio level, are invested so that the total portfolio risk exposure and risk-adjusted returns best meet the plan’s long-term liabilities to employees. Plan asset allocations are reviewed periodically and rebalanced to achieve target allocation among the asset categories when necessary.

The international plans’ assets are invested primarily in fixed income securities. The rate of return is expected to be in line with fixed income local government bonds with comparable terms.

The actuarially computed components of net periodic pension cost are shown below:

	U.S. Plan			International Plans
	2004	2003	2002	2004	2003	2002
	(in thousands)
Interest cost of projected benefit obligation	$4,455	$4,267	$4,065	$2,375	$2,171	$1,963
Expected return on plan assets	(4,220)	(3,501)	(3,030)	(1,299)	(1,267)	(1,173)
Amortization of prior service cost	—	—	—	19	17	15
Recognized actuarial loss	1,307	1,199	1,917	559	293	311

Net periodic pension cost	$1,542	$1,965	$2,952	$1,654	$1,214	$1,116

The following tables display the change in benefit obligation, plan assets, funded status and amounts recognized in the balance sheet:

	U.S. Plan		International Plans		Total
	2004	2003	2004	2003	2004	2003
	(in thousands)
Change in Benefit Obligation
Accumulated and projected benefit obligation—beginning of year	$74,683	$63,705	$40,857	$36,743	$115,540	$100,448
Interest cost	4,455	4,267	2,375	2,171	6,830	6,438
Actuarial loss	431	8,436	344	2,159	775	10,595
Foreign exchange impact	—	—	3,650	3,126	3,650	3,126
Benefits paid	(1,622)	(1,725)	(2,304)	(3,342)	(3,926)	(5,067)

Accumulated and projected benefit obligation—end of year	$77,947	$74,683	$44,922	$40,857	$122,869	$115,540

Change in Plan Assets and Funded Status
Plan assets at fair value—beginning of year	$55,968	$39,096	$25,527	$25,953	$81,495	$65,049
Actual return on plan assets	5,011	7,927	969	1,127	5,980	9,054
Employer contributions	2,500	10,670	170	—	2,670	10,670
Foreign exchange impact	—	—	2,333	1,640	2,333	1,640
Benefits paid	(1,622)	(1,725)	(2,304)	(3,193)	(3,926)	(4,918)

Plan assets at fair value—end of year	61,857	55,968	26,695	25,527	88,552	81,495
Accumulated and projected benefit obligation—end of year	77,947	74,683	44,922	40,857	122,869	115,540

Funded status	(16,090)	(18,715)	(18,227)	(15,330)	(34,317)	(34,045)
Unrecognized actuarial loss	40,477	42,144	8,475	7,624	48,952	49,768
Unrecognized prior service cost	—	—	261	256	261	256

Net prepaid (accrued) benefit cost	$24,387	$23,429	$(9,491)	$(7,450)	$14,896	$15,979

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	U.S. Plan		International Plans		Total
	September 30,
	2004	2003	2004	2003	2004	2003
	(in thousands)
Amounts Recognized in the Balance Sheet
Accrued benefit liability	$(16,090)	$(18,715)	$(19,390)	$(16,928)	$(35,480)	$(35,643)
Intangible asset	—	—	261	256	261	256
Minimum pension liability (1)	40,477	42,144	9,638	9,222	50,115	51,366

Net prepaid (accrued) benefit cost	$24,387	$23,429	$(9,491)	$(7,450)	$14,896	$15,979

(1)	Included in the accumulated other comprehensive income (loss) component of stockholders’ equity (in accordance with SFAS No. 130, Reporting Comprehensive Income).

Our 2004 and 2003 consolidated balance sheets include the minimum pension liability of $50.1 million and $51.3 million, respectively, in other long-term liabilities and the net prepaid benefit cost of $14.9 million and $16.0 million, respectively, in prepaid expenses and other noncurrent assets. The increase (decrease) in the minimum pension liability, totaling $(1.2) million, $5.4 million and $7.7 million for 2004, 2003 and 2002, respectively, has been included in other comprehensive income (loss) in the accompanying Statements of Comprehensive Income (Loss). The increase in the minimum pension liability in 2003 and 2002 was due primarily to changes in the discount rate actuarial assumptions and, in 2002, the investment underperformance of plan assets.

The following table shows the percentage of total plan assets for each major category of plan assets:

	U.S. Plan		International Plans
	September 30,
	2004	2003	2004	2003
Asset Category
Equity securities	60%	59%	—	—
Fixed income securities	40%	41%	100%	100%

	100%	100%	100%	100%

We periodically review the pension plans’ investments in the various asset classes. The current asset allocation target is 60% equity securities and 40% fixed income securities for the U.S. plan and 100% fixed income securities for the international plans. The plan’s investment managers are provided specific guidelines under which they are to invest the assets assigned to them. In general, investment managers are expected to remain fully invested in their asset class with further limitations of risk as related to investments in a single security, portfolio turnover and credit quality.

The U.S. plan’s investment policy prohibits the use of derivatives associated with leverage and speculation or investments in securities issued by PTC, except through index-related strategies and/or commingled funds. An investment committee oversees management of the pension plan’s assets.

Based on actuarial valuations and, in 2003, additional voluntary contributions, we contributed $2.7 million, $10.7 million and $4.1 million in 2004, 2003 and 2002, respectively, to the plans. We have no minimum funding requirements in 2005. However, we may, at our discretion, make voluntary contributions to the plans.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2004, benefit payments expected to be paid over the next ten years are outlined in the following table:

	U.S. Plan	International Plans	Total
	(in thousands)
Year ending September 30,
2005	$1,831	$ 468	$2,299
2006	2,017	377	2,394
2007	2,273	956	3,229
2008	2,601	483	3,084
2009	3,003	1,935	4,938
2010-2014	20,419	12,190	32,609

L. Segment Information

We operate within a single industry segment—computer software and related services. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is our executive officers. We have two reportable segments: (1) software products, which include license and maintenance revenue (including new releases and technical support); and (2) services, which include consulting, implementation education and other support revenue. For external reporting purposes (as shown in our consolidated statements of operations), maintenance revenue is included in Service Revenue. We do not allocate certain sales, marketing or administrative expenses to our operating segments, as these activities are managed separately. Within our software products reportable segment, we have two software product categories: (1) our computer aided design, manufacturing and engineering software (design solutions), including our flagship Pro/ENGINEER® design software, which provides engineering solutions to our customers, and (2) our collaboration and data management technologies (collaboration and control solutions), including our Windchill® software suite, which provide information management solutions to our customers.

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

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The revenue and operating income (loss) attributable to these operating segments are summarized as follows:

	Year ended September 30,
	2004	2003	2002
	(in thousands)
Revenue:
Software Products Segment:
License:
Design solutions	$139,294	$147,642	$180,963
Collaboration and control solutions	59,566	57,659	61,943

Total software products license revenue	198,860	205,301	242,906

Maintenance (1):
Design solutions	276,008	274,557	297,968
Collaboration and control solutions	47,412	34,534	31,574

Total software products maintenance revenue	323,420	309,091	329,542

Total software products revenue	522,280	514,392	572,448

Services Segment:
Design solutions	65,385	76,252	85,951
Collaboration and control solutions	72,364	81,296	83,558

Total services revenue	137,749	157,548	169,509

Total revenue:
Design solutions	480,687	498,451	564,882
Collaboration and control solutions	179,342	173,489	177,075

Total revenue	$660,029	$671,940	$741,957

Operating income (loss): (2) (3)
Software products	$349,059	$308,424	$336,375
Services	(6,072)	1,678	10,526
Sales and marketing expenses (4)	(242,604)	(312,346)	(343,495)
Unallocated expenses (5)	(62,967)	(77,381)	(81,892)

Total operating income (loss)	$37,416	$(79,625)	$(78,486)

(1)	Maintenance revenue is included in Service Revenue in the consolidated statement of operations.
(2)	The operating income (loss) reported does not represent the total operating results for each operating segment as it does not contain an allocation of sales, marketing, corporate and general administrative expenses incurred in support of the operating segments.
(3)	We recorded restructuring and other charges of $42.9 million, $30.9 million and $31.2 million in 2004, 2003 and 2002, respectively. In 2004, 2003 and 2002, software products included $9.5 million, $6.6 million and $2.2 million, respectively; services included $12.2 million, $2.5 million and $4.1 million, respectively; distribution expenses included $16.5 million, $13.9 million and $10.2 million; and unallocated expenses included $4.7 million, $7.9 million and $14.6 million, respectively, of the restructuring and other charges recorded in those respective periods. The unallocated expenses in 2003 and 2002 include $6.4 million and $12.6 million, respectively, related to an increase in reserves on excess facilities. See Note B.
(4)	Represents all sales and marketing expenses including the related portion of restructuring and other charges.
(5)	Unallocated expenses represent all corporate and general and administrative expenses including the related portion of restructuring and other charges.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Data for the geographic regions in which we operate is presented below:

	Year ended September 30,
	2004	2003	2002
	(in thousands)
Revenue:
North America	$232,883	$249,371	$310,659
Europe (1)	240,269	239,800	245,859
Asia/Pacific (2)	186,877	182,769	185,439

Total revenue	$660,029	$671,940	$741,957

Long-lived assets:
North America	$106,557	$121,173	$131,160
Europe	26,204	26,541	25,720
Asia/Pacific	10,396	13,067	13,834

Total long-lived assets	$143,157	$160,781	$170,714

(1)	Includes revenue in Germany totaling $72.7 million, $71.3 million and $69.3 million for 2004, 2003 and 2002, respectively.
(2)	Includes revenue in Japan totaling $111.8 million, $100.4 million and $95.3 million for 2004, 2003 and 2002, respectively.

Our international revenue is presented based on the location of our customer. We license products to customers worldwide. Our sales and marketing operations outside the United States are conducted principally through our international sales subsidiaries throughout Europe and the Asia/Pacific region. Intercompany sales and transfers between geographic areas are accounted for at prices that are designed to be representative of unaffiliated party transactions.

R EPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Parametric Technology Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows, stockholders’ equity and comprehensive income (loss) present fairly, in all material respects, the financial position of Parametric Technology Corporation and its subsidiaries at September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note D to the consolidated financial statements, on October 1, 2002, the Company changed its method of accounting for goodwill and certain other intangible assets upon adoption of Statement of Financial Accounting Standards No. 142.

/s/    PricewaterhouseCoopers LLP

Boston, Massachusetts

December 7, 2004

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

	September 30,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Revenue	$660,029	$671,940	$741,957	$937,549	$918,927
Operating income (loss)	37,416	(79,625)	(78,486)	(5,772)	(22,761)
Net income (loss)	34,813	(98,280)	(93,621)	(10,138)	(14,605)
Earnings (loss) per share—Basic and Diluted:	0.13	(0.37)	(0.36)	(0.04)	(0.05)
Total assets	666,382	600,998 (1)	674,959	803,778	918,933
Working capital	190,075	118,586	183,888	139,534	252,097
Long-term liabilities, less current portion	91,766	85,032	69,334	49,111	37,866
Stockholders’ equity	241,951	195,158	289,928	385,092	515,769

(1)	Total assets as of September 30, 2003 reflects the reclassification of income taxes receivable totaling $23.3 million from accrued income taxes to current assets to conform to the 2004 presentation.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands, except per share data)

	September 30, 2004	July 3, 2004	April 3, 2004	January 3, 2004
Revenue	$170,134	$168,377	$164,708	$156,810
Operating income (loss)	27,938	22,722	7,846	(21,090)
Net income (loss)	42,044	16,135	3,171	(26,537)
Earnings (loss) per share—Basic	0.16	0.06	0.01	(0.10)
Earnings (loss) per share—Diluted	0.15	0.06	0.01	(0.10)
Common stock prices: (1)
High	$5.28	$5.34	$5.04	$4.00
Low	$4.06	$4.20	$4.06	$3.07

	September 30, 2003	June 28, 2003	March 29, 2003	December 28, 2002
Revenue	$163,703	$165,244	$171,026	$171,967
Operating loss	(31,855)	(28,784)	(9,331)	(9,655)
Net loss	(37,959)	(33,762)	(15,169)	(11,390)
Loss per share—Basic and Diluted	(0.14)	(0.13)	(0.06)	(0.04)
Common stock prices: (1)
High	$4.01	$3.58	$2.88	$3.20
Low	$2.95	$2.17	$1.82	$1.65

(1)	The common stock prices are based on the NASDAQ National Market daily closing stock price. Our common stock is traded on the NASDAQ National Market under the symbol “PMTC”.