Form 10-Q
period 2005-01-01
PARAMETRIC TECHNOLOGY CORP
filed 2005-02-10
CIK 857005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: January 1, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES  ☒    NO  ☐

There were 271,533,614 shares of our common stock outstanding on February 4, 2005 and 270,489,104 shares of our common stock outstanding on January 1, 2005.

PARAMETRIC TECHNOLOGY CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended January 1, 2005

i

PART I—FINANCIAL INFORMATION

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	January 1, 2005	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$334,064	$294,887
Accounts receivable, net of allowance for doubtful accounts of $6,598 and $6,340 at January 1, 2005 and September 30, 2004, respectively	134,364	130,393
Prepaid expenses	24,845	21,675
Other current assets (Note 1)	69,964	36,262
Income taxes receivable (Note 8)	—	39,523

Total current assets	563,237	522,740
Property and equipment, net	53,590	55,780
Goodwill (Note 5)	45,823	45,221
Other intangible assets, net (Note 5)	10,636	11,322
Other assets	31,705	31,319

Total assets	$704,991	$666,382

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,929	$19,067
Accrued expenses and other current liabilities	41,329	39,420
Accrued compensation and benefits	46,984	58,086
Accrued income taxes	37,867	39,428
Deferred revenue	200,388	176,664

Total current liabilities	345,497	332,665
Other liabilities	90,624	91,766
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 270,489 and 269,509 shares issued and outstanding at January 1, 2005 and September 30, 2004, respectively	2,705	2,695
Additional paid-in capital	1,665,567	1,662,421
Accumulated deficit	(1,367,991)	(1,387,150)
Accumulated other comprehensive loss	(31,411)	(36,015)

Total stockholders’ equity	268,870	241,951

Total liabilities and stockholders’ equity	$704,991	$666,382

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended
	January 1, 2005	January 3, 2004
Revenue:
License	$46,929	$43,517
Service	122,261	113,293

Total revenue	169,190	156,810

Costs and expenses:
Cost of license revenue	1,497	2,127
Cost of service revenue	46,160	50,020
Sales and marketing	56,045	58,185
Research and development	26,467	29,579
General and administrative	15,587	14,960
Amortization of intangible assets (Note 5)	222	1,409
Restructuring and other charges (Note 2)	—	21,620

Total costs and expenses	145,978	177,900

Operating income (loss)	23,212	(21,090)
Other expense, net	(487)	(490)

Income (loss) before income taxes	22,725	(21,580)
Provision for income taxes	3,566	4,957

Net income (loss)	$19,159	$(26,537)

Earnings (loss) per share—Basic and Diluted (Note 4)	$0.07	$(0.10)
Weighted average shares outstanding—Basic	270,036	266,422
Weighted average shares outstanding—Diluted	279,194	266,422

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended
	January 1, 2005	January 3, 2004
Cash flows from operating activities:
Net income (loss)	$19,159	$(26,537)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	6,473	9,562
Other non-cash costs and expenses	637	1,793
Changes in operating assets and liabilities:
Accounts receivable	3,702	6,012
Accounts payable and accrued expenses	(1,379)	(411)
Accrued compensation and benefits	(13,317)	(8,821)
Deferred revenue	(19,346)	(6,020)
Income taxes receivable, net of income taxes payable	37,134	3,125
Other current assets and prepaid expenses	(1,518)	524
Other noncurrent assets and liabilities	(2,861)	4,760

Net cash provided (used) by operating activities	28,684	(16,013)

Cash flows from investing activities:
Additions to property and equipment	(2,799)	(2,094)
Additions to other intangible assets	(5)	(802)

Net cash used by investing activities	(2,804)	(2,896)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,045	341

Net cash provided by financing activities	3,045	341

Effect of exchange rate changes on cash and cash equivalents	10,252	3,311

Net increase (decrease) in cash and cash equivalents	39,177	(15,257)
Cash and cash equivalents, beginning of period	294,887	205,312

Cash and cash equivalents, end of period	$334,064	$190,055

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three months ended
	January 1, 2005	January 3, 2004
Net income (loss)	$19,159	$(26,537)

Other comprehensive income (loss), net of tax provision (benefit):
Foreign currency translation adjustment, net of tax of $0 for both periods	3,858	1,190
Unrealized gain (loss) on securities, net of tax of $0 for both periods	746	(246)

Other comprehensive income	4,604	944

Comprehensive income (loss)	$23,763	$(25,593)

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Parametric Technology Corporation and its wholly owned subsidiaries and have been prepared by management in accordance with accounting principles generally accepted in the United States of America. Unless otherwise indicated, all references to a year reflect our fiscal year, which ends on September 30. The year-end consolidated balance sheet was derived from our audited financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated. We have made a reclassification within cash flows from operating activities to the Consolidated Statement of Cash Flows for the first quarter of 2004 to conform to the 2005 presentation. While we believe that the disclosures presented are adequate to make the information not misleading, these unaudited quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

Deferred revenue primarily relates to software maintenance agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and, if not yet paid, the related customer receivable is included in other current assets. Total maintenance-related customer receivables included in other current assets at January 1, 2005 and September 30, 2004 were $67.8 million and $33.3 million, respectively.

The results of operations for the three months ended January 1, 2005 are not necessarily indicative of the results expected for the remainder of the fiscal year.

2.	Restructuring and Other Charges

In 2003, we announced and began implementing cost reduction initiatives designed to significantly reduce our operating cost structure. These restructuring initiatives were completed in the fourth quarter of 2004. In the first quarter of 2004, we recorded total restructuring and other charges of $21.6 million, comprised of $12.3 million for severance and termination benefits related to 274 employees terminated during that quarter and $9.3 million related to excess facilities and other costs. The charge for excess facilities was primarily related to gross lease commitments in excess of estimated sublease income for excess facilities. Of the $21.6 million in restructuring and other charges recorded in the first quarter of 2004, $0.9 million was non-cash for the write-off of leasehold improvements related to the excess facilities.

The following table summarizes restructuring accrual activity for the three months ended January 1, 2005:

	Employee Severance and Related Benefits	Facility Closures and Other Costs	Total
	(in thousands)
Balance, September 30, 2004	$388	$42,933	$43,321
Cash disbursements	(208)	(2,622)	(2,830)
Foreign exchange impact	—	230	230

Balance, January 1, 2005	$180	$40,541	$40,721

The accrual for facility closures and related costs is included in current liabilities (accrued expenses and other current liabilities) and long-term liabilities (other liabilities) in the consolidated balance sheets, and the accrual for employee severance and related benefits is included in accrued compensation and benefits. As of January 1,

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2005, of the $40.7 million remaining in accrued restructuring charges, $10.4 million was included in other current liabilities and $30.3 million was included in other long-term liabilities, principally for facility costs to be paid out through 2014.

3.	Valuation of Employee Stock Plans

As described in Note 6, Recent Accounting Pronouncements, in December 2004 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). SFAS No. 123R will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

We currently have proposed amendments to our 2000 Equity Incentive Plan (“2000 EIP”) that 1) authorize us to grant restricted stock more broadly as equity awards, and 2) authorize the exchange and cancellation of certain outstanding underwater PTC non-executive employee stock options for either cash or shares of restricted stock (the Exchange Program). The amendments are designed to reduce the overall number of employee stock options outstanding and will allow us to issue restricted shares more broadly as a component of our equity incentive program. The amendments are described in detail in our Proxy Statement in connection with the 2005 Annual Meeting of stockholders and are subject to stockholder approval at our annual meeting to be held on March 10, 2005. If approved, we currently anticipate that the Exchange Program will be completed in the fourth quarter of 2005 concurrent with the adoption of SFAS No. 123R, as described in Note 6, Recent Accounting Pronouncements. If we decide to exchange outstanding stock options for cash, we estimate that the cash required to fund the option buy-back will be $15 million to $20 million. Under the current guidance of SFAS No. 123R, which will be effective at the expected time of the exchange, we would be required to record a charge to stockholders’ equity for the amount of cash paid per option up to the fair market value of the option on the date of exchange and record compensation expense for the excess, if any, of the cash payment per option in excess of the fair market value of the option on the date of exchange.

We have stock option plans for employees, directors, officers and consultants that provide for issuance of nonqualified and incentive stock options as well as restricted stock awards and stock appreciation rights. The option exercise price is typically the fair market value at the date of grant. These options generally vest over four years and expire ten years from the date of grant, although other vesting terms are permitted. We historically have offered an employee stock purchase plan (ESPP) for all eligible employees. SFAS No. 123R also includes revised accounting rules for company-sponsored stock purchase plans. In light of these accounting changes, we have suspended offerings under the ESPP with the offering that was to commence on February 1, 2005. These stock plans are described more fully in Note I to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

We currently account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB No. 25, no compensation cost is recognized when the option exercise price is equal to the market price of the underlying stock on the date of grant. An alternative method of accounting is provided by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Under SFAS No. 123, employee stock options are valued at the grant date using an option pricing model, and compensation cost is recognized ratably over the vesting period.

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

	Three months ended
	January 1, 2005	January 3, 2004
	(in thousands, except per share data)
Net income (loss), as reported	$19,159	$(26,537)
Stock-based employee compensation cost included in reported net income (loss), net of a tax benefit of $0 in both periods	109	109
Stock-based employee compensation expense determined under fair value based method, net of a tax benefit of $0 in both periods	(7,579)	(9,308)

Pro forma net income (loss)	$11,689	$(35,736)

Earnings (loss) per share:
Basic and diluted-as reported	$0.07	$(0.10)
Basic and diluted-pro forma	$0.04	$(0.13)

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

There were no stock options granted or ESPP purchases during the first quarter of 2005. The fair value of options granted during the first quarter of 2004 was estimated at the date of grant using the Black-Scholes option-pricing model assuming the following weighted-average assumptions:

Three months ended January 3, 2004
Expected life of options (years)	4.0
Expected life of ESPP shares (months)	6.0
Risk-free interest rates for options and ESPP shares	3.4%
Volatility	75%
Dividend yield	—

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

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock options to purchase 37.7 million shares for the first quarter of 2005 had exercise prices per share that were greater than the average market price of our common stock for that period. These shares were excluded from the computation of diluted EPS as the effect would have been anti-dilutive. Due to the net losses generated in the first quarter of 2004, the effect of outstanding stock options for the purchase of 67.7 million shares was excluded from the computation of diluted EPS as the effect would have been anti-dilutive. Of that amount, 52.2 million shares had exercise prices per share that were greater than the average market price of our common stock for that period.

	Three months ended
	January 1, 2005	January 3, 2004
	(in thousands, except per share data)
Net income (loss)	$19,159	$(26,537)

Weighted average shares outstanding	270,036	266,422
Dilutive effect of employee stock options	9,158	—

Diluted shares outstanding	279,194	266,422

Basic earnings (loss) per share	$0.07	$(0.10)
Diluted earnings (loss) per share	$0.07	$(0.10)

5.	Goodwill and Other Intangible Assets

We operate within a single industry segment—computer software and related services. Within this single industry segment as described in Note 9, Segment Information, we have two reportable segments: (1) software products and (2) services. All of our goodwill and other intangible assets are associated with our software products reportable segment. Goodwill and other indefinite lived intangible assets are tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting segment below its carrying value. We conduct our annual impairment test as of the end of the third quarter of each year. We completed our most recent annual impairment review as of the end of the third quarter of 2004 and concluded that, as of July 3, 2004, no impairment charge was required. Other intangible assets with finite lives are tested for impairment if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting segment below its carrying value. There have not been any events or changes in circumstances since July 3, 2004 that indicate that the carrying values of goodwill or other intangible assets may be impaired.

The following goodwill and other intangible assets are included in the accompanying consolidated balance sheets:

	January 1, 2005			September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Goodwill and intangible assets with indefinite lives (not amortized):
Goodwill	$152,439	$106,616	$45,823	$150,223	$105,002	$45,221
Trademarks	10,413	6,185	4,228	10,232	6,078	4,154

Sub-total	162,852	112,801	50,051	160,455	111,080	49,375
Intangible assets with finite lives (amortized):
Purchased software	30,625	29,432	1,193	30,385	29,060	1,325
Capitalized software	22,877	19,192	3,685	22,877	18,654	4,223
Customer lists	10,845	9,315	1,530	10,665	9,045	1,620
Other	316	316	—	316	316	—

Sub-total	64,663	58,255	6,408	64,243	57,075	7,168

Total goodwill and other intangible assets	$227,515	$171,056	$56,459	$224,698	$168,155	$56,543

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the carrying amounts of goodwill and intangible assets with indefinite lives at January 1, 2005 from September 30, 2004 is due primarily to foreign currency translation adjustments related to those asset balances that are recorded in non-U.S. currencies.

The aggregate amortization expense for intangible assets with finite lives recorded for the three months ended January 1, 2005 and January 3, 2004 was $0.8 million and $2.0 million, respectively. Of those amounts, $0.2 million and $1.4 million for the three months ended January 1, 2005 and January 3, 2004, respectively, was recorded as amortization of other intangible assets and $0.6 million and $0.6 million for the three months ended January 1, 2005 and January 3, 2004, respectively, was recorded as cost of license revenue. The estimated aggregate future amortization expense for intangible assets with finite lives remaining as of January 1, 2005 is $2.0 million for the remainder of 2005, $2.6 million for 2006, $1.2 million for 2007, $0.4 million for 2008 and $0.2 million for 2009.

6.	Recent Accounting Pronouncements

Employee Stock-Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). SFAS No. 123R addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. It eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require that such transactions be accounted for using a fair-value-based method. SFAS No. 123R is effective for periods beginning after June 15, 2005, which would be the fourth quarter of our fiscal 2005. We expect that the requirement to expense stock options and other equity interests that have been or will be granted pursuant to our equity incentive program will significantly increase our operating expenses and result in lower earnings per share. See Note 3, Valuation of Employee Stock Plans, for the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions to all stock-based awards to employees.

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

The AJCA also provides U.S. corporations with an income tax deduction equal to a stipulated percentage of qualified income from domestic production activities (“qualified activities”). The deduction, which cannot exceed 50% of annual wages paid, is phased in as follows: 3% of qualified activities in 2006 and 2007; 6% in 2008 through 2010; and 9% in 2011 and thereafter. We believe that we qualify for the deduction. The tax benefit of the deduction would generally be accounted for in the periods in which the qualifying activities occur, generally the years in which the deductions are taken on the tax returns. This benefit would be included in our annual effective tax rate, but would not result in a remeasurement of deferred income taxes. The AJCA may have an impact on our tax rate for future years. However, we have maintained a full deferred tax valuation allowance on U.S. deferred taxes and, as a result, we do not expect the AJCA to materially affect our financial position or results of operations.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Pension Plans

As described more fully in Note K of our Annual Report on Form 10-K for the fiscal year ended September 30, 2004, we maintain defined benefit pension plans covering certain employees of Computervision Corporation, which we acquired in 1998. Benefits are based upon length of service and average compensation and generally vest after five years of service. The net periodic pension cost was actuarially computed using assumptions applicable to each subsidiary plan and economic environment.

The following amounts of net periodic pension cost have been recorded in the accompanying consolidated statements of operations:

	Three months ended
	January 1, 2005	January 3, 2004
	(in thousands)
Interest cost of projected benefit obligation	$1,784	$1,766
Expected return on plan assets	(1,456)	(1,404)
Amortization of prior service cost	3	4
Recognized actuarial loss	470	488

Net periodic pension cost	$801	$854

We did not make any employer contributions to our pension plans in the first three months of 2005, and we do not have any minimum funding requirements for the remainder of 2005. However, we may, at our discretion, make voluntary contributions to the plans.

8.	Income Taxes

In the normal course of business, PTC and its subsidiaries are examined by various taxing authorities, including the Internal Revenue Service (IRS) in the United States. In fiscal 2004, the IRS concluded its examination of our income tax returns for fiscal years 1998 through 2000, which resulted in a tax refund, including interest, to us of $39.5 million (which is included in income taxes receivable on the Consolidated Balance Sheet as of September 30, 2004). Notification of the refund amount was received in the fourth quarter of 2004, and the refund was received in the first quarter of 2005.

9.	Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is our executive officers. We have two reportable segments: (1) software products, which include license and maintenance revenue (including new releases and technical support); and (2) services, which include consulting, implementation, education and other support revenue. For external reporting purposes (as shown in our consolidated statements of operations), maintenance revenue is included in Service Revenue. We do not allocate certain sales, marketing or administrative expenses to our operating segments, as these activities are managed separately. Within our software products reportable segment, we have two software product categories: (1) our computer aided design, manufacturing and engineering software (design solutions), including our flagship Pro/ENGINEER® design software, which provides engineering solutions to our customers, and (2) our collaboration and data management technologies (collaboration and control solutions), including our Windchill® software suite, which provide information management solutions to our customers.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We currently offer a product development system package called “Flex 3C” for Create, Collaborate and Control. Because this package includes both design solutions and collaboration and control solutions, for purposes of reporting revenues by product categories, we developed a revenue allocation methodology in the second quarter of 2003 under which new Flex 3C revenue is allocated 90% to our design solutions and 10% to our collaboration and control solutions and revenue from upgrades to the Flex 3C package is allocated 50% to our design solutions and 50% to our collaboration and control solutions. As we continue to offer packages that include both design solutions products and collaboration and control solutions products, the delineation between the two product lines may become less meaningful and, accordingly, we may revise our product categories.

The revenue and operating income (loss) attributable to these operating segments and product categories are summarized as follows:

	Three months ended
	January 1, 2005	January 3, 2004
	(in thousands)
Revenue:
Software Products Segment:
License:
Design solutions	$32,500	$29,796
Collaboration and control solutions	14,429	13,721

Total software products license revenue	46,929	43,517
Maintenance: (1)
Design solutions	72,140	67,535
Collaboration and control solutions	12,708	10,840

Total software products maintenance revenue	84,848	78,375

Total software products revenue	131,777	121,892
Services Segment:
Design solutions	18,343	16,532
Collaboration and control solutions	19,070	18,386

Total services revenue	37,413	34,918
Total revenue:
Design solutions	122,983	113,863
Collaboration and control solutions	46,207	42,947

Total revenue	$169,190	$156,810

Operating income (loss): (2) (3)
Software products segment	$91,128	$70,978
Services segment	3,716	(7,380)
Sales and marketing expenses	(56,045)	(67,691)
Unallocated expenses (4)	(15,587)	(16,997)

Total operating income (loss)	$23,212	$(21,090)

(1)	Maintenance revenue is included in Service Revenue in the consolidated statements of operations.
(2)	The operating income (loss) reported does not represent the total operating results for each operating segment as it does not contain an allocation of sales, marketing, corporate and general administrative expenses incurred in support of the operating segments.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	There were no restructuring charges in the first quarter of 2005. In the three months ended January 3, 2004, software products included $5.0 million, services included $5.1 million, sales and marketing expenses included $9.5 million and unallocated expenses included $2.0 million of the $21.6 million of restructuring and other charges recorded.
(4)	Unallocated expenses represent all corporate and general and administrative expenses, including the related portion of restructuring and other charges.

Data for the geographic regions in which we operate is presented below:

	Three months ended
	January 1, 2005	January 3, 2004
	(in thousands)
Revenue:
North America	$58,330	$56,831
Europe (1)	67,747	59,163
Asia-Pacific (2)	43,113	40,816

Total revenue	$169,190	$156,810

(1)	Includes revenue in Germany totaling $21.7 million and $19.1 million for the three months ended January 1, 2005 and January 3, 2004, respectively.
(2)	Includes revenue in Japan totaling $24.6 million and $21.6 million for the three months ended January 1, 2005 and January 3, 2004, respectively.

Total long-lived assets by geographic region have not changed significantly from September 30, 2004.

10.	Commitments and Contingencies

Legal Proceedings

On May 30, 2003, a lawsuit was filed against us in the U.S. District Court for the District of Massachusetts by Rand A Technology Corporation and Rand Technologies Limited (collectively “Rand”). Rand historically had been our largest distributor. The complaint alleges various breaches of a revised one-year distribution agreement entered into in December 2002, as well as other agreements between Rand and us, and also asserts certain non-contract claims. The complaint, as amended, seeks equitable relief and substantial damages. On November 24, 2003, we filed our substantive response to Rand’s complaint and asserted counterclaims against Rand. Rand has recently quantified its claimed actual damages as being in excess of $50 million and Rand asserts that this amount should be trebled by the court. We believe Rand’s claims and its damages assessment associated with those claims are without merit and will continue to contest them vigorously. We also intend diligently to prosecute our counterclaims. We cannot predict the ultimate resolution of this action at this time, and there can be no assurance that this action will not have a material adverse impact on our financial condition or results of operations.

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

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q about our anticipated financial results and growth, as well as about the development of our products and markets, are forward looking statements that are based on our current plans and assumptions. Important information about the bases for these plans and assumptions and certain factors that may cause our actual results to differ materially from these statements is contained below and in “Important Factors That May Affect Future Results” beginning on page 30.

Executive Overview

We are encouraged by our performance in the first quarter of 2005. As discussed in detail below, during the quarter we experienced year-over-year revenue growth in license, service and maintenance revenue across all major product lines and geographies. We also continued to expand our indirect distribution channel, we made measured increases to our direct sales force and we increased services delivery capacity in regions with sufficient consulting and training business to support the infrastructure growth. While the increase in sales volumes that contributed to the year-over-year revenue increase in the first quarter of 2005 was modest, we believe it to be an indicator that our strategic initiatives for 2005 are beginning to gain traction.

Over the past few years, we have been focused on improving our products, our distribution model, our competitive position and our cost structure. With these initiatives now substantially complete, our focus in 2005 and beyond is to achieve further revenue and earnings growth. We believe that the discrete market for computer-aided design solutions has begun to show signs of modest growth and that the collaboration and control market continues to present an opportunity for more meaningful growth. We believe these markets have converged into an overall market for product lifecycle management (PLM) solutions as manufacturers look to improve their total product development processes instead of focusing on individual productivity in engineering or manufacturing. These product development processes have become increasingly complex as companies develop and manufacture products across geographic and corporate boundaries. Additionally, there is a growing opportunity in the small and medium business market as these manufacturers migrate from 2D design solutions to entry-level 3D design solutions. We also believe that these smaller manufacturers will begin to invest in collaboration and control solutions over the next several years.

To achieve our 2005 goals, while remaining focused on profitability, we will continue to (i) leverage and optimize our distribution model, including, when appropriate, making measured increases to our direct sales force and reseller channel; (ii) evaluate strategic investments in solutions for vertical market segments outside of our traditional market segments as demand for our products dictate; (iii) focus on growing strategic accounts; (iv) make strategic investments in the Asia-Pacific market; and (v) actively evaluate and pursue corporate development opportunities. Our enhanced suite of PLM software solutions provides the foundation for our future growth, as these solutions provide a basis for expanding our relationships with existing customers who have previously purchased our traditional high-end design products. We must accordingly focus on enhancing and marketing our product and service offerings so that our customers are able to understand and realize their advantages. During 2005, we are scheduled to release the next generation of our Windchill® and Pro/ENGINEER Wildfire™ products, including integration and interoperability enhancements.

Our overall performance will depend on, among other factors: (i) improved economic conditions and the strengthening of technology spending in the global manufacturing sector; (ii) our ability to optimize our sales and services coverage and productivity through, among other means, effective utilization and management of our resellers and other strategic partners as well as our own sales force; (iii) our success at penetrating strategic emerging markets; (iv) our ability to differentiate our products and services from those of our competitors, including larger companies with established enterprise relationships with our customers; and (v) our ability to successfully execute corporate development initiatives.

Our success also will depend on other factors, including: (i) our ability to elevate PLM expenditures over other technology spending as a budgetary priority among our customers; (ii) our ability to further improve customer satisfaction and to build customer references; (iii) our effective management of our geographically dispersed development resources; (iv) our ability to successfully execute our product strategy to provide an integrated, easy to use and rapidly deployable suite of PLM software solutions that customers can deploy to create a product development system that meets their evolving requirements; and (v) our ability to migrate our customers to a more robust PLM product development system. We believe that we have made progress on these initiatives; but spending in our sector of the economy has been weak in the past few years. Although recent economic indicators suggest that technology spending has begun to increase modestly, our success will depend in part on further improvements in this area.

Additional factors affecting our revenues and operating results are identified under “Important Factors That May Affect Future Results” beginning on page 30.

Our Business

Parametric Technology Corporation (PTC) was founded in 1985 and is headquartered in Needham, Massachusetts. PTC develops, markets and supports PLM software solutions and related services that help manufacturers improve the competitiveness of their products and product development processes. The PLM market encompasses the mechanical computer-aided design, manufacturing and engineering (CAD, CAM and CAE) markets as well as many previously isolated markets that address various phases of the product development and manufacturing lifecycle. Our software solutions, which include a suite of mechanical computer-aided design tools (our design solutions based on our flagship Pro/ENGINEER® software) and a range of Internet-based collaboration technologies (our collaboration and control solutions based on our technology platform known as Windchill®), enable manufacturing companies to create virtual computer-based products (digital products), collaborate on designs within the enterprise and throughout the extended supply chain, and control the digital product information throughout the product lifecycle. Our PLM software solutions are complemented by our experienced services and technical support organizations, as well as resellers and other strategic partners, who provide training, consulting, ancillary product offerings, implementation and support to customers worldwide.

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

The cornerstone of our collaboration and control solutions software is our suite of Windchill-based products, which is currently sold in two forms based on the common Windchill infrastructure: (1) Windchill Link solutions and (2) configurable Windchill modules. Our Windchill Link solutions consist of pre-configured, integral products designed to address specific business-critical manufacturing processes. Our Windchill modules architecture and toolsets enable manufacturers to extend the data models and user interface to support unique business processes, such as legacy system replacement and consolidation, and integration and rationalization of diverse systems following merger or acquisition.

With our suite of PLM software solutions, we see an opportunity to address several of the key challenges that manufacturing companies face in their product development processes: more frequent change, heterogeneity of systems, and increased communication inside and outside the manufacturing enterprise to support growing offshoring and outsourcing and increasingly transparent supply chains. Our PLM software solutions provide our customers a product development system that permits individuals—regardless of their roles in the commercialization of a product, the computer-based tools they use, or their location geographically or in the supply chain—to participate in and impact the product development process across the digital product value chain. We believe that as we continue to implement our strategy for our products to become more tightly integrated and easier to deploy, we can create significant added value for our customers.

All of our software solutions continue to be distributed primarily through our direct sales force. In tandem with our direct sales force, we utilize an indirect distribution channel. Our indirect distribution channel has been broadened over the last several years through resellers and other strategic partners. Our resellers provide greater geographic and small-account coverage, primarily for our design solutions, while our other strategic partners help to expand the breadth of our PLM solutions by providing complementary product and/or service offerings.

Results of Operations

The following is a summary of our results of operations for the first quarters of 2005 and 2004. A detailed discussion regarding these results follows the table below.

	Three months ended
	January 1, 2005	Percent Change	January 3, 2004
	(Dollar amounts in millions)
Total revenue	$169.2	8%	$156.8
Total costs and expenses	$146.0	(18)%	$177.9
Operating income (loss)	$23.2		$(21.1)
Net income (loss)	$19.2		$(26.5)

•	Total revenue was $169.2 million for the first quarter of 2005, compared to $156.8 million for the first quarter of 2004.

•	The 8% increase in total revenue reflects an 8% increase year over year for both software license revenue and service revenue.

•	Our year-over-year collaboration and control solutions revenue increased 8% to $46.2 million for the first quarter of 2005 from $42.9 million for the first quarter of 2004.

•	Our year-over-year design solutions revenue increased 8% to $123.0 million for the first quarter of 2005 from $113.9 million for the first quarter of 2004.

•	Total costs and expenses decreased 18% to $146.0 million for the first quarter of 2005 from $177.9 million, including $21.6 million of restructuring and other charges, for the first quarter of 2004.

•	On a consistent foreign currency basis, year-over-year total revenue increased 3% and total costs and expenses decreased 20%.

•	For the first quarter of 2005, we generated net income of $19.2 million, compared to a net loss of $26.5 million for the first quarter of 2004. The improvement in our 2005 results is primarily attributable to lower restructuring charges, higher revenues, and reductions in our operating cost structure as a result of cost reductions during 2003 and 2004.

The following table shows certain consolidated financial data as a percentage of our total revenue for the first quarters of 2005 and 2004:

	Three months ended
	January 1, 2005	January 3, 2004
Revenue:
License	28%	28%
Service	72	72

Total revenue	100	100

Costs and expenses:
Cost of license revenue	1	1
Cost of service revenue	27	32
Sales and marketing	33	37
Research and development	16	19
General and administrative	9	9
Amortization of intangible assets	—	1
Restructuring and other charges	—	14

Total costs and expenses	86	113

Operating income (loss)	14	(13)
Other expense, net	(1)	(1)

Income (loss) before income taxes	13	(14)
Provision for income taxes	2	3

Net income (loss)	11%	(17)%

Revenue

Total Revenue

Our revenue consists of software license revenue and service revenue, which includes software maintenance as well as consulting, implementation, education and other technical support revenue. We presently report our revenue in two product categories: (1) our collaboration and data management technologies (collaboration and control solutions), including our Windchill Internet-based software, and (2) our computer-aided design, manufacturing and engineering software (design solutions), including our flagship Pro/ENGINEER design software. The following table illustrates trends from the first quarter of 2004 to the first quarter of 2005 in our software license revenue and in our service revenue, as well as in our two product categories:

	Three months ended
	January 1, 2005	Percent Change	January 3, 2004
	(Dollar amounts in millions)
License revenue	$46.9	8%	$43.5
Service revenue:
Maintenance revenue	84.9	8%	78.4
Other service revenue	37.4	7%	34.9

Total service revenue	122.3	8%	113.3

Total revenue	$169.2	8%*	$156.8

Revenue by product category:
Collaboration and control solutions revenue	$46.2	8%	$42.9
Design solutions revenue	123.0	8%	113.9
Revenue by geography:
North America	$58.3	3%	$56.8
Europe	67.8	15%*	59.2
Asia-Pacific	43.1	6%*	40.8

*	On a consistent foreign currency basis from the comparable year-ago period, in the first quarter of 2005 total revenue increased 3%, revenue in Europe increased 4%, and revenue in Asia-Pacific increased 4%.

In the first quarter of 2005, we had year-over-year revenue growth in license, service and maintenance in both design solutions and collaboration and control solutions and in each major geographic region. Revenue in the first quarter of 2005, compared to the first quarter of 2004, reflects growth in sales of new seats of both design solutions and collaboration and control solutions. License and other service revenue recognized from deals greater than $1.0 million totaled $21.7 million in the first quarter of 2005 compared to $15.4 million in the first quarter of 2004. While we remain cautious about our customers’ willingness to consummate large, enterprise-wide software purchases, as well as the relative saturation and increased competitiveness of the North American and European markets for design solutions, this year-over-year growth provides us with initial indicators that our strategic initiatives for 2005 are beginning to gain traction.

We derived 66% and 64% of our total revenue from sales to customers outside of North America in the first quarter of 2005 and 2004, respectively. The improvements in our revenue in North America and Europe are indicators that the economy in those regions, where the manufacturing sector and related technology spending have been weak over the past several years, may be strengthening. Growth in European revenue in the first quarter of 2005 was due primarily to an increase in the number of large sales transactions compared to the year-ago period and favorable foreign currency exchange as set forth in the above table. Revenue performance in Asia-Pacific remains solid, particularly in Japan where revenue grew 14% year over year. We believe that Asia-Pacific continues to present an important growth opportunity because global manufacturing companies have continued to invest in that region and the market in that region for both our design solutions and collaboration and control solutions is relatively unsaturated.

License revenue accounted for 28% of total revenue in the first quarters of both 2005 and 2004. Service revenue, which has a lower gross profit margin than license revenue, accounted for 72% of total revenue in the first quarters of both 2005 and 2004. Maintenance revenue in the first quarter of 2005 was favorably impacted by operational improvements, strengthened product offerings and growth in license revenue. Our other service revenue (consulting, implementation, education and other support revenue) in the first quarter of 2005 reflects higher revenues from the delivery of training and assessment packages that follow on from orders of our software products from prior periods.

We have been building and diversifying our reseller channel to become less dependent on a small number of distributors and to provide the resources necessary for more effective distribution of our products. Although we typically receive lower revenue per seat for an indirect sale versus a direct sale, we believe that utilizing diverse and geographically dispersed distributors that focus on smaller businesses will provide an efficient and cost effective means to reach these customers, while allowing our direct sales force to focus on larger sales opportunities. Total sales from our reseller channel, which are primarily for design solutions, were $33.2 million (20% of total revenue) and $30.4 million (19% of total revenue) in the first quarters of 2005 and 2004, respectively. The growth in total channel revenue is due in part to our efforts to expand our reseller channel as mentioned above. We also attribute the increase in reseller channel revenue to the growing success of Pro/ENGINEER Wildfire in small and medium businesses both relative to our historic offerings as well as to competitive offerings in this market segment.

Collaboration and Control Solutions Revenue

The following table illustrates trends from the first quarter of 2004 to the first quarter of 2005 in our collaboration and control solutions software license revenue and service revenue:

	Three months ended
	January 1, 2005	Percent Change	January 3, 2004
	(Dollar amounts in millions)
Collaboration and control solutions:

License revenue	$14.4	5%	$13.7
Service revenue
Maintenance revenue	12.7	18%	10.8
Other service revenue	19.1	4%	18.4

Total service revenue	31.8	9%	29.2

Total revenue	$46.2	8%	$42.9

Total revenue from our collaboration and control solutions software and related services was 27% of our total revenue in the first quarters of both 2005 and 2004.

The increase in collaboration and control solutions revenue in the first quarter of 2005 compared to the year-ago period was driven by a higher number of new customers as well as increases in both transactions and new seats from existing customers, reflecting our success in driving incremental adoption of our solutions. To improve our ability to provide PLM solutions to a broader range of customers and to complement our enterprise offerings, we have introduced Windchill-based solutions targeted at specific business-critical PLM processes (our Windchill Link solutions). In the first quarter of 2005, Windchill Link solutions license revenue increased 32% over the first quarter of 2004, and represented 50% of overall collaboration and control solutions license revenue compared to 40% in the first quarter of 2004. This shift from sales of enterprise-level Windchill modules to our Windchill Link solutions is in line with our observations that customers are demanding PLM solutions that can be implemented in an incremental fashion with a clear return on investment. We feel that we have addressed this evolving customer demand with our Windchill Link solutions and related services packages, as well as with our product development system adoption roadmap, which provides customers with a suggested approach for purchasing and implementing our solutions in stages. We expect that our Windchill Link solutions will continue to gain acceptance with existing and new customers, and that they will comprise a large portion of our overall collaboration and control solutions license revenue. As the requirements of our customers and the general market change, we plan periodically to evaluate the need for additional solutions.

Maintenance revenue increases in our collaboration and control solutions have been driven primarily by an increase in the number of new users of our collaboration and control solutions as new customers are added and existing customers expand their implementation to additional users.

As part of our growth initiatives, we are working toward expanding the technology footprint of our PLM solutions by adding functionality through internal development and strategic acquisitions. In April 2004, we completed the acquisition of OHIO Design Automation, Inc., a developer of collaboration solutions for electronics design. This acquisition will allow us to better serve the high technology and electronics industries by providing the technology necessary to offer an integrated solution, enabling the dynamic management of both mechanical and electrical design information. We are in the process of integrating OHIO Design Automation’s Intercomm technology into the Windchill product line for expected release in the third quarter of 2005, while continuing to offer the technology on a stand-alone basis. In addition, to expand our distribution of PLM solutions, we now offer a limited number of qualified resellers the ability to sell our Windchill Link solutions as well as related services.

Design Solutions Revenue

The following table illustrates trends from the first quarter of 2004 to the first quarter of 2005 in our design solutions software license revenue and service revenue:

	Three months ended
	January 1, 2005	Percent Change	January 3, 2004
	(Dollar amounts in millions)
Design solutions:

License revenue	$32.5	9%	$29.8
Service revenue
Maintenance revenue	72.2	7%	67.6
Other service revenue	18.3	11%	16.5

Total service revenue	90.5	8%	84.1

Total revenue	$123.0	8%	$113.9

Total revenue from our design solutions and related services was 73% of our total revenue in the first quarters of both 2005 and 2004.

Compared to the first quarter of 2004, growth in design solutions license revenue in the first quarter of 2005 reflects a 34% increase in the total number of new seats added during the quarter compared to new seats added in the first quarter of 2004. Stronger sales of all packages of Pro/ENGINEER Wildfire resulted in year-over-year design solutions growth, with particular strength in the entry-level package for small and medium businesses. The increase in design solutions maintenance revenue reflects an improved trend in license sales and further customer adoption of Pro/ENGINEER Wildfire. The increase in design solutions other service revenue is due in large part to higher revenue from delivery of training services and assessment packages. While we have experienced fluctuations in our design solutions revenue quarter to quarter, we are cautiously optimistic that, as a result of strengthened product offerings and improving economic conditions, our design solutions revenue has begun to stabilize.

Despite recent signs of improvement, design solutions revenue continues to be adversely affected by: (i) the relative maturity and saturation of the North American and European markets, (ii) the difficulty associated with displacing incumbent product design systems in the discrete market for computer-aided design solutions, and (iii) increased competition and price pressure from products offering more limited functionality at lower cost.

To address our customers’ purchasing patterns as well as enable us to better compete in the small and medium sized business segment of our market, we now offer Pro/ENGINEER design solutions packages that have price points, functionality and ease-of-use features that appeal to a broad spectrum of design solutions users and that provide customers with the opportunity to integrate more readily traditional design solutions with collaboration and control solutions. Our design solutions are now more competitive with lower-end modeling tools on the market that are known for ease-of-use, while maintaining the powerful functionality of Pro/ENGINEER. Further, our direct interface between Pro/ENGINEER and Windchill offers a differentiated solution to manufacturing companies looking for a complete product development system.

Costs and Expenses

Operating expenses of $146.0 million for the first quarter of 2005 reflect modest increases over operating expenses in the fourth quarter of 2004 due to planned investments in our services organization (particularly in Asia-Pacific), sales infrastructure, research and development and strategic corporate development initiatives. In addition, we are making measured increases in our sales organization related to supporting our reseller program and adding direct sales representatives in our strategic accounts. We are also investing in research and development programs aimed at adding vertical functionality to our products. In the general and administrative functions, we are investing in corporate development initiatives and continuing our Sarbanes-Oxley compliance work. Looking forward, we anticipate that we will make measured increases to operating expenses to support our base business and to fund the revenue generating initiatives described above and in “Executive Overview” beginning on page 14. Furthermore, we anticipate that the requirement to expense stock options and other equity interests under SFAS No. 123R, as described in Notes 3 and 6 of “Notes to Consolidated Financial Statements,” will significantly increase our operating expenses and result in lower earnings per share.

The following table illustrates trends from the first quarter of 2004 to the first quarter of 2005 in our costs and expenses:

	Three months ended
	January 1, 2005	Percent Change	January 3, 2004
	(Dollar amounts in millions)
Costs and Expenses:
Cost of license revenue	$1.5	(29)%	$2.1
Cost of service revenue	46.2	(8)%	50.0
Sales and marketing	56.0	(4)%	58.2
Research and development	26.5	(10)%	29.6
General and administrative	15.6	4%	15.0
Amortization of intangible assets	0.2	(86)%	1.4
Restructuring and other charges	—		21.6

Total costs and expenses	$146.0	(18)%*	$177.9

*	On a consistent foreign currency basis from the prior period, total costs and expenses decreased 20% in 2005 compared to 2004.

Over the past several years, we have made significant investments needed to transform our business from providing a single line of technical software with a direct distribution model to providing a family of enterprise solutions with an expanded channel and partner-involved distribution model. In 2003, after completing a significant portion of this transformation, we implemented a restructuring plan to reduce our cost structure. The restructuring plan was completed in the fourth quarter of 2004. Restructuring actions taken in 2003 and 2004 impacted all cost and expense categories in the first quarters of 2005 and 2004. Going forward, we believe we will be able to maintain product quality and customer satisfaction, even with our reduced cost structure.

Total costs and expenses decreased 18% to $146.0 million in the first quarter of 2005, compared to $177.9 million in the first quarter of 2004. The decrease in operating expenses in the first quarter of 2005 is primarily due to:

•	Our restructuring plan initiated in 2003 and completed in the fourth quarter of 2004, which resulted in $21.6 million in restructuring charges in the first quarter of 2004;

•	Aggregate salaries (which include bonuses), benefits and travel costs, which were $8.3 million lower in the first quarter of 2005 than in the first quarter of 2004; and

•	Reduced capital expenditures and facility closures resulting in a $2.6 million reduction in depreciation and rent in the first quarter of 2005 compared to the first quarter of 2004.

The restructuring and other charges of $21.6 million in the first quarter of 2004 were primarily a result of headcount reductions and lease costs related to excess facilities. There were no restructuring charges in the first quarter of 2005. See “Restructuring and Other Charges” below and Note 2 of “Notes to Consolidated Financial Statements” for further discussion. The reduction in salaries, benefits and travel costs was due primarily to reduced headcount, shifting research and development activities to our existing facilities in India where overall research and development costs are lower, and lower employer benefit costs due to several employee benefit plan changes that were effective January 1, 2004. Total employee headcount was 3,156 at the end of the first quarter of 2005, compared to 3,186 at the end of the first quarter of 2004.

Cost of License Revenue

Our cost of license revenue consists of fixed and variable costs associated with reproducing and distributing software and documentation as well as royalties owed to third parties for technology embedded in or licensed with our software products. Cost of license revenue as a percentage of license revenue was 3% and 5% for the first quarters of 2005 and 2004, respectively. The decrease in cost of license revenue in the first quarter of 2005 compared to the first quarter of 2004 was primarily due to lower royalty costs of approximately $0.6 million. Cost of license revenue as a percent of license revenue can vary depending on product mix sold and the effect of fixed and variable royalties in relation to the level of license revenue. We have reduced royalty costs (for both license and maintenance royalties) through more favorable terms with our royalty software vendors.

Cost of Service Revenue

Our cost of service revenue includes costs associated with training, customer support and consulting personnel, such as salaries and related costs, third-party subcontractor fees, the release of maintenance updates, including related royalty costs, and facility costs. Cost of service revenue as a percentage of service revenue was 38% and 44% in the first quarters of 2005 and 2004, respectively. The improved service margin in the first quarter of 2005 compared to the first quarter of 2004 was due to both increased service revenue, which was 8% higher in the first quarter of 2005 than in the first quarter of 2004, and lower expenses, primarily through headcount reductions resulting from cost-cutting initiatives. Total salaries, benefits and travel costs were $3.1 million lower in the first quarter of 2005 compared to the first quarter of 2004 due to service-related employee headcount, which was 8% lower, and reductions in employee benefits, partially offset by higher commissions due to the increase in revenue. In addition, royalty costs were lower by $1.1 million in the first quarter of 2005 compared to the first quarter of 2004.

Sales and Marketing

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. Sales and marketing expenses as a percentage of total revenue were 33% and 37% for the first quarters of 2005 and 2004, respectively. Total sales and marketing employee headcount decreased 3% at the end of the first quarter of 2005 compared to the end of the first quarter of 2004. As a result of reduced headcount and reductions in employee benefits, partially offset by higher commissions due to higher revenues, our salaries and benefit costs, sales commissions and travel expenses were lower by an aggregate of approximately $0.7 million in the first quarter of 2005, compared to the first quarter of 2004. Additionally, due to facility consolidations, depreciation and rent expenses decreased in the first quarter of 2005 by approximately $1.1 million, compared to the first quarter of 2004. At the end of the first quarter of 2005, sales and marketing headcount was 962, compared to 945 at September 30, 2004 and 989 at the end of the first quarter of 2004.

Research and Development

Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Major research and development activities include developing new releases of our software that work together in a more integrated fashion and that include functionality enhancements desired by our customers. During 2005, we are scheduled to release the next generation of our Windchill and Pro/ENGINEER Wildfire products, including integration and interoperability enhancements. Research and development expenses as a percentage of total revenue were 16% and 19% in the first quarters of 2005 and 2004, respectively. The decrease in costs in the first quarter of 2005 compared to the first quarter of 2004 is due primarily to a decrease in total salaries, benefits and travel costs of $2.3 million due in part to shifting certain development activities to our existing facilities in India, where overall research and development costs are lower. In addition, in the first quarter of 2005, depreciation and rent expenses were lower by $0.6 million compared to the first quarter of 2004. Total research and development employee headcount increased 5% at the end of the first quarter of 2005 compared to the end of the first quarter of 2004.

General and Administrative

Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources and administrative functions as well as bad debt expense. General and administrative expenses as a percentage of total revenue were 9% in the first quarters of both 2005 and 2004. The increase in costs in absolute dollars in the first quarter of 2005 compared to the first quarter of 2004 is due primarily to a $1.9 million increase in the cost of outside professional services, related to corporate development initiatives and Sarbanes-Oxley compliance. In addition to the increase in the cost of outside professional services, headcount increased by 7%. These increases were partially offset by a net decrease in total salaries, benefits and travel due to a reduction in employee benefits. In addition, depreciation was $0.6 million lower in the first quarter of 2005 compared to the first quarter of 2004.

Amortization of Intangible Assets

These costs represent the amortization of acquired intangible assets. The decrease in the first quarter of 2005 compared to the first quarter of 2004 was due to certain intangible assets being fully amortized in 2004, partially offset by amortization of intangible assets resulting from the acquisition of OHIO Design Automation, Inc. in April 2004.

Restructuring and Other Charges

There were no restructuring and other charges in the first quarter of 2005. In the first quarter of 2004, in furtherance of cost reduction initiatives commenced in 2003 and completed in the fourth quarter of 2004, we recorded total restructuring and other charges of $21.6 million, comprised of $12.3 million for severance and termination benefits related to 274 employees terminated during the first quarter and $9.3 million related to excess facilities and other costs. The charge for excess facilities was primarily related to gross lease commitments in excess of estimated sublease income for excess facilities. Of the $21.6 million in restructuring and other charges recorded in the first quarter of 2004, $0.9 million was non-cash for the write-off of leasehold improvements related to the excess facilities.

Cash disbursements related to restructuring and other charges totaled $2.8 million and $13.9 million in the first quarters of 2005 and 2004, respectively. Amounts accrued and not yet paid at January 1, 2005 related to all prior period restructuring initiatives totaled $40.7 million. We expect to make cash disbursements related to these accrued restructuring and other charges of approximately $10.4 million within the next twelve months. The remaining accruals of approximately $30.3 million primarily relate to excess facilities and are expected to be paid out through 2014.

Other Expense, net

Other expense, net includes interest income, costs of hedging contracts, certain realized and unrealized foreign currency transaction gains or losses, write-downs of investments, charges incurred in connection with obtaining corporate and customer contract financing and exchange gains or losses resulting from the required period-end currency remeasurement of the financial statements of our subsidiaries that use the U.S. dollar as their functional currency. A large portion of our revenues and expenses are transacted in foreign currencies. To reduce our exposure to fluctuations in foreign exchange rates, we engage in hedging transactions involving the use of foreign currency forward contracts and, from time to time, foreign currency option contracts, primarily in the Euro and in Asian currencies. Other expense, net for the first quarters of both 2005 and 2004 was $0.5 million.

Income Taxes

Our effective tax rate was 16% on pre-tax income of $22.7 million in the first quarter of 2005 compared to 23% on a pre-tax loss of $21.6 million in the first quarter of 2004. The differences between the statutory federal income tax rate of 35% and our effective tax rate are due primarily to U.S. operating losses that could not be benefited and to income taxes payable in certain foreign jurisdictions. Due to the uncertainty regarding the realizability of deferred tax assets, we recorded a full valuation allowance in 2002 to completely offset our deferred tax assets (that are primarily related to operating loss carryforwards generated in recent years). The full valuation allowance was still recorded as of the end of the first quarters of 2005 and 2004.

Our future effective tax rate may be materially impacted by the amount of income taxes associated with our foreign earnings, which are taxed at rates different from the U.S. federal statutory rate, as well as the timing and extent of the realization of deferred tax assets and changes in the tax law. In connection with the American Jobs Creation Act of 2004 (the “Act”), enacted in the U.S. in October 2004, we may be able to repatriate certain of our foreign earnings in fiscal 2005 or 2006 with an 85% dividends-received deduction under the dividend reinvestment provisions of the Act. We are currently assessing the impact, if any, that the Act will have on our future income tax expense. Further, we believe that our tax rate may fluctuate within a fiscal year, including from quarter to quarter, due to potential items arising from discrete events, including settlements of tax audits and assessments, the resolution of tax position uncertainties, acquisitions of other companies, or other similar events.

In the normal course of business, PTC and its subsidiaries are examined by various taxing authorities, including the Internal Revenue Service (IRS) in the United States. In fiscal 2004, the IRS concluded its examination of our income tax returns for fiscal years 1998 through 2000, which resulted in a tax refund, including interest, to us of $39.5 million (which is included in income taxes receivable on the Consolidated Balance Sheet as of September 30, 2004). Notification of the refund amount was received in the fourth quarter of 2004, and the refund was received in the first quarter of 2005. The refund resulted in a nonrecurring tax benefit of $18.9 million in 2004.

Employees

The number of worldwide employees was 3,156 at January 1, 2005, compared to 3,186 at January 3, 2004.

Critical Accounting Policies and Estimates

We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our reported revenues, results from operations, and net income (loss), as well as on the value of certain assets and liabilities on our balance sheet. These estimates, assumptions and judgments about future events and their effects on our results cannot be determined with certainty, and are made based on our historical experience and on other assumptions that are believed to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. While there are a number of accounting policies, methods and estimates affecting our financial statements described in Note A of “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004, the areas that are our most important critical accounting policies and estimates include revenue recognition, valuation of goodwill and intangible assets, accounting for income taxes, allowance for accounts and other receivables, restructuring charges and transfers of financial assets. These areas are described below. A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Critical accounting policies require us to make assumptions about matters that are highly uncertain at the time of the estimate, and different estimates that we could have used, or changes in the estimate that are reasonably likely to occur, may have a material impact on our financial condition or results of operations. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates.

Accounting policies, guidelines and interpretations related to our critical accounting policies and estimates are generally subject to numerous sources of authoritative guidance and are often reexamined by accounting standards rule makers and regulators. These rule makers and/or regulators may promulgate interpretations, guidance or regulations that may result in changes to our accounting policies, which could result in a material impact on our financial position and results of operations.

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

We derive revenues from three primary sources: (1) software licenses, (2) maintenance services and (3) other services, which include consulting and education services. Revenue by type for the first quarters of 2005 and 2004 is as follows:

	Three months ended
	January 1, 2005	January 3, 2004
License revenue	$46,929	$43,517
Maintenance services revenue	84,848	78,375
Other services revenue	37,413	34,918

Total revenue	$169,190	$156,810

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

Valuation of Goodwill and Other Intangible Assets

Our net goodwill and other intangible assets totaled $56.5 million as of January 1, 2005 and September 30, 2004. We assess the impairment of goodwill and identifiable intangible assets on at least an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, or a reduction of our market capitalization relative to net book value.

The goodwill impairment test prescribed by SFAS No. 142, Goodwill and Other Intangible Assets, requires us to identify reporting units and to determine estimates of the fair values of our reporting units as of the date we test for impairment. As described in Note 9 of “Notes to Consolidated Financial Statements,” we have two reporting units: (1) our software products reportable segment; and (2) our services reportable segment. All goodwill is attributable to our software products reportable segment. To conduct these tests of goodwill, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeded its fair value, we would record an impairment loss equal to the difference between the carrying value of goodwill and its fair value. We estimate the fair values of our reporting units using discounted cash flow valuation models. Those models require estimates of future revenues, profits, capital expenditures and working capital for each unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. We conduct our annual impairment test of goodwill and indefinite lived assets as of the end of the third quarter of each fiscal year. We completed our annual impairment review as of the end of the third quarter of 2004 and concluded that, as of July 3, 2004, no impairment charge was required. There have not been any events or changes in circumstances since July 3, 2004 that indicate that the carrying values of goodwill or other intangible assets may not be recoverable. There can be no assurance that at the time subsequent impairment reviews are completed an impairment charge will not be recorded in light of the factors described above. If a charge were deemed necessary in the future, it would directly affect net income (loss) for the period in which the charge was taken.

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

The income tax accounting process also involves estimating our actual current tax liability, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that it is more likely than not that all or a portion of deferred tax assets will not be realized, we must establish a valuation allowance as a charge to income tax expense. In 2002, we increased our deferred tax valuation allowance and recorded a corresponding $48.0 million charge to income tax expense and, in 2005, 2004 and 2003, we have fully reserved for additional deferred tax assets, primarily related to net operating loss carryforwards generated. The decision to record the valuation allowance required significant management judgment. Had we not recorded this valuation allowance, we would have reported materially different results. If the realization of deferred tax assets in the future is considered more likely than not, a reduction in the valuation allowance would increase net income in the period such determination is made.

Allowance for Accounts and Other Receivables

Management judgment is required in assessing the collectibility of customer accounts and other receivables, for which we generally do not require collateral. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In determining the adequacy of the allowance for doubtful accounts, management specifically analyzes individual accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic conditions, accounts receivable aging trends and changes in our customer payment terms. The following table summarizes our accounts receivable and related reserve balances as of January 1, 2005 and September 30, 2004:

	January 1, 2005	September 30, 2004
	(Dollar amounts in thousands)
Gross accounts receivable	$140,962	$136,733
Allowances for doubtful accounts	(6,598)	(6,340)

Net accounts receivable	$134,364	$130,393

Accounts receivable reserves as a percentage of gross accounts receivable	4.7%	4.6%

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

Restructuring Charges

We periodically record restructuring charges resulting from restructuring our operations (including consolidations and/or relocations of operations), changes in our strategic plan, or managerial responses to declines in demand, increasing costs, or other environmental factors. The determination of restructuring charges requires management judgment and may include costs related to employee benefits, such as costs of severance and termination benefits, and estimates of costs for future lease commitments on excess facilities, net of estimated future sublease income. In determining the amount of the facilities charge, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates are reviewed quarterly based on known real estate market conditions and the credit worthiness of subtenants, and may result in revisions to established facility reserves. We have accrued $40.1 million as of January 1, 2005 (compared to $41.7 million at September 30, 2004) related to excess facilities, representing gross lease commitments with agreements expiring at various dates through 2014 of approximately $77.4 million, net of committed and estimated sublease income of approximately $35.4 million and a present value factor of $1.9 million. We have entered into signed sublease arrangements for approximately $25.3 million, with the remaining $10.1 million based on future estimated sublease arrangements, including $8.0 million for space currently available for sublease. If our sublease assumptions prove to be inaccurate, we may need to make changes in these estimates that would affect our results of operations and potentially our financial condition.

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

Liquidity and Capital Resources

	January 1, 2005	January 3, 2004
	(in thousands)
Cash and cash equivalents	$334,064	$190,055
Investments	—	—

Total cash and investments	$334,064	$190,055

Amounts below are for the three months ended:
Cash provided (used) by operating activities	$28,684	$(16,013)
Cash used by investing activities	(2,804)	(2,896)
Cash provided by financing activities	3,045	341
Cash provided (used) by operating activities included the following:
Cash disbursements for restructuring and other charges	(2,830)	(13,897)
Federal income tax refunds received	39,500	—

Our operating activities, the proceeds from our issuance of stock under stock plans and existing cash and cash equivalents provided sufficient resources to fund our employee base, capital asset needs, acquisitions and financing needs, in all periods presented.

As of January 1, 2005, cash and cash equivalents totaled $334.1 million, up from $294.9 million at September 30, 2004. At January 1, 2005, we had $219.7 million, $94.1 million, $14.1 million and $6.2 million of cash and cash equivalents in the United States, Europe, Japan and other international countries, principally in Asia-Pacific, respectively. We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. The portfolio is primarily invested in short maturity investments to minimize interest rate risk and to ensure cash is available to meet requirements as needed. The increase in cash and cash equivalents during the first three months of 2005 consisted primarily of $28.7 million provided by operations (including a federal income tax refund of $39.5 million), a $10.3 million effect of exchange rate changes on cash and cash equivalents, and $3.0 million provided by financing activities, partially offset by $2.8 million used for investing activities. Our largest source of operating cash flows is cash collections from sales of new software licenses, sales of initial and renewal software maintenance contracts and sales of other services to our customers. Maintenance contracts typically are sold and billed one year in advance at the beginning of each contract period, although we recognize the associated revenue ratably over the annual contract period. Because the majority of our maintenance contracts are on calendar-year terms, payments from customers for maintenance generally are received in the second quarter of our fiscal year . Our primary uses of cash from operating activities are for personnel related expenditures, facilities and technology costs.

Cash provided by operations was $28.7 million in the first three months of 2005, compared to $16.0 million of cash used by operations in the first three months of 2004. The higher cash provided by operations in 2005 compared to 2004 was due primarily to (1) improved profitability in 2005 versus 2004 (net income increased $45.7 million in the first three months of 2005 to $19.2 million from a net loss of $26.5 million in the first three months of 2004), (2) a federal income tax refund of $39.5 million received in the first quarter of 2005 and (3) lower cash disbursements for restructuring and other charges in the first three months of 2005, partially offset by a $13.3 million increase in net maintenance revenue recognized in excess of related cash collections in the first quarter of 2005 compared to the first quarter of 2004. Days sales outstanding in accounts receivable was 71 days at January 1, 2005 compared to 69 days at September 30, 2004 and 80 days at January 3, 2004.

Cash used by investing activities was $2.8 million in the first three months of 2005, compared to $2.9 million in the first three months of 2004. Cash used by investing activities for the first three months of 2005 and 2004 was for the acquisition of property and equipment and other intangible assets. Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements.

Financing activities provided cash of $3.0 million in the first three months of 2005 and $0.3 million in the first three months of 2004, primarily from the issuance of common stock under our employee stock option plans. In December 2004, the Financial Accounting Standard Board (FASB) issued SFAS No. 123R, Share-Based Payment, regarding revised accounting rules for company-sponsored stock purchase plans. In light of these accounting changes we have suspended offerings under our employee stock purchase plan (ESPP) with the offering that was to commence on February 1, 2005.

We currently have proposed amendments to our 2000 Equity Incentive Plan (“2000 EIP”) that 1) authorize us to grant restricted stock more broadly as equity awards, and 2) authorize the exchange and cancellation of certain outstanding underwater non-executive employee stock options for either cash or shares of restricted stock (the Exchange Program). The amendments are designed to reduce the overall number of employee stock options outstanding and will allow us to issue restricted shares more broadly as a key component of our equity incentive program. The amendments are described in detail in our Proxy Statement in connection with the 2005 Annual Meeting of stockholders and are subject to stockholder approval at our annual meeting to be held on March 10, 2005. If approved, we currently anticipate that the Exchange Program will be completed in the fourth quarter of 2005 concurrent with the adoption of SFAS No. 123R, as described in Notes 3 and 6 of Notes to Consolidated Financial Statements. We estimate that the cash required to fund the option buy-back will be $15 million to $20 million. Going forward, if the plan amendments are approved, we anticipate that we will make more use of restricted stock grants, which require fewer shares than stock options to deliver comparable value. The use of restricted shares, coupled with suspension of the ESPP, would result in lower cash proceeds. The ESPP and exercise of employee stock options generated cash proceeds of $3.0 million and $9.7 million in the first quarter of 2005 and the year ended September 30, 2004, respectively.

In September 1998, our Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock, and in July 2000 increased the shares authorized for repurchase to 40.0 million. Through January 1, 2005, we had repurchased a total of 31.2 million shares. There were no repurchases during the first quarter of 2005 or 2004.

We lease office facilities and certain equipment under operating leases that expire at various dates through 2014, including an operating lease agreement related to our headquarters office in Needham, Massachusetts entered into in 2000, which expires in 2013, subject to certain renewal rights. These leases qualify for operating lease accounting treatment and, as such, are not included on our balance sheet. At September 30, 2004, our total contractual obligations, which include future minimum lease payments (net of sublease income) under noncancellable operating leases, pension obligations and other purchase obligations, was $227.6 million ($50.5 million due in less than one year, $59.6 million due in one to three years, $46.6 million due in three to five years, and $70.9 million due thereafter). Total contractual obligations have not changed significantly from September 30, 2004. For further information on these obligations, refer to “Contractual Obligations” beginning on page 23 of our Annual Report on Form 10-K for the year ended September 30, 2004.

We believe that existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our working capital, stock option buy-back and capital expenditure requirements through at least the next twelve months. During 2005, we expect to make cash disbursements estimated at $12 million for restructuring charges incurred in 2004 and prior periods. Capital expenditures for 2005 are currently anticipated to be approximately $15 million. Our cash position could be adversely affected if we are not able to continue to generate operating profits.

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

Other factors that may cause quarter-to-quarter revenue and earnings fluctuations or that may affect our ability to make quarter-end shipments include the following:

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

General economic and political conditions may impact our results

Our revenue growth and profitability depends on the overall demand for software and related services. This demand has been adversely affected by unfavorable economic conditions, as customers have reduced, or are deferring, spending on information technology improvements, which in turn has affected our operating results. Although we recently have seen modest improvements in information technology spending, a return to unfavorable economic conditions has the potential to materially and adversely affect us.

Political/social events in recent years, including concerns regarding terrorism, have the potential to put further pressure on economic conditions both domestically and internationally. The potential turmoil that may result from such events contributes to the uncertainty of the economic climate. The impact of such conditions may have a materially adverse impact on our business, operating results, and financial position.

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

We are dependent on key personnel whose loss could cause delays in our product development and sales efforts

Our success depends upon our ability to attract and retain highly skilled technical, managerial and sales personnel. Competition for such personnel in the high technology industry is intense. This competition is even greater in offshore regions where we have shifted certain research and development resources in which concerted efforts to solicit employees are not uncommon. We assume that we will continue to be able to attract and retain such personnel. The failure to do so, however, could have a material adverse effect on our business.

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

We depend on sales from outside the United States that could be adversely affected by changes in the international markets

A significant portion of our business comes from outside the United States. Accordingly, our performance could be adversely affected by economic downturns in Europe or the Asia-Pacific region. Another consequence of significant international business is that a large percentage of our revenues and expenses is denominated in foreign currencies that fluctuate in value. Although we may from time to time enter into foreign exchange forward contracts and/or foreign exchange option contracts to offset a portion of the foreign exchange fluctuations, unanticipated events may have a material impact on our results. Other risks associated with international business include:

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

Increasing competition in the computer aided design marketplace may reduce our revenues

There are an increasing number of competitive design products, some of which emphasize lower price points and ease of use compared to the more robust functionality of our solutions. This increased competition makes attracting new customers more difficult. In addition, some competitive products have reached a level of functionality whereby product differentiation is less likely, in and of itself, to dislodge incumbent design systems, given the training, data conversion, and other startup costs associated with system replacement. We recently have introduced Pro/ENGINEER Wildfire, which focuses on PLM interoperability and ease of use. Although Pro/ENGINEER Wildfire and other initiatives are designed to address these competitive pressures, increased competition and further market acceptance of competitive products could have a negative effect on pricing and revenue for our products, which could have a material adverse affect on our results.

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

If the Internet does not continue to develop or reliably support the demands placed on it by electronic commerce, we may experience a loss of sales

Our success depends upon continued growth in the use of the Internet as a medium of collaboration and commerce. The use of the Internet for collaboration and commerce is still relatively new. As a result, a sufficiently broad base of companies and their supply chain may not adopt or continue to use the Internet as a medium of exchanging product information. Our PLM strategy would be seriously harmed if the infrastructure for the Internet does not efficiently support enterprises and their supply chain partners or concerns over the secure transmission of confidential information over public networks inhibit the growth of the Internet as a means of collaborating across enterprises and/or conducting commercial transactions.

IV.	Other Considerations

We are required to report on, and obtain the attestation of our independent auditors, relating to our internal controls over financial reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we must include in our fiscal 2005 annual report on Form 10-K our assessment, as well as an attestation from our independent auditors, of the effectiveness of our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)). While we believe our internal controls over financial reporting are adequate and have been well documented, there can be no assurances that we will not receive an adverse opinion from our independent auditors or that unforeseen circumstances will result in one or more of our controls becoming ineffective. If we are not able to implement the requirements of Section 404 in a timely manner or if we, or our auditors, report material weaknesses in our internal controls, the market price of our stock may be adversely affected, as investor confidence in the accuracy of our financial reports may be negatively impacted, and we would potentially be subject to sanctions or investigation by regulatory authorities, including the Securities and Exchange Commission or the Nasdaq National Market.

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

We currently anticipate that we will adopt SFAS No. 123R in the fourth quarter of 2005 and it will result in incremental expense on our consolidated statement of operations. There can be no assurance that there will not be a negative market reaction to the effect of this incremental expense on our results of operations, which could adversely affect our stock price and market capitalization.

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

Short-term liquidity

Although we have reported net income and operating profits for the last four quarters, after several quarters of operating losses, our liquidity position may be adversely affected if we are unable to sustain operating profitability or in the event we undertake larger corporate development initiatives, which may lead to a diminished ability to implement strategic initiatives and/or make investments in our operational infrastructure.

We are currently defending a lawsuit seeking substantial damages in which we could be liable

On May 30, 2003, a lawsuit was filed against us in the U.S. District Court for the District of Massachusetts by Rand A Technology Corporation and Rand Technologies Limited (collectively “Rand”). Rand historically had been our largest distributor. The complaint alleges various breaches of a revised one-year distribution agreement entered into in December 2002, as well as other agreements between Rand and us, and also asserts certain non-contract claims. The complaint, as amended, seeks equitable relief and substantial damages. On November 24, 2003, we filed our substantive response to Rand’s complaint and asserted counterclaims against Rand. Rand has recently quantified its claimed actual damages as being in excess of $50 million and Rand asserts that this amount should be trebled by the court. We believe Rand’s claims and its damages assessment associated with those claims are without merit and will continue to contest them vigorously. We also intend diligently to prosecute our counterclaims. We cannot predict the ultimate resolution of this action at this time, and there can be no assurance that this action will not have a material adverse impact on our financial condition or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than as disclosed in this report on Form 10-Q, there have been no significant changes in our market risk exposure as described in Item 7A: “Quantitative and Qualitative Disclosures About Market Risk” to our 2004 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

(a)    Evaluation of disclosure controls and procedures.    Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

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

On May 30, 2003, a lawsuit was filed against us in the U.S. District Court for the District of Massachusetts by Rand A Technology Corporation and Rand Technologies Limited (collectively “Rand”). Rand historically had been our largest distributor. The complaint alleges various breaches of a revised one-year distribution agreement entered into in December 2002, as well as other agreements between Rand and us, and also asserts certain non-contract claims. The complaint, as amended, seeks equitable relief and substantial damages. On November 24, 2003, we filed our substantive response to Rand’s complaint and asserted counterclaims against Rand. Rand has recently quantified its claimed actual damages as being in excess of $50 million and Rand asserts that this amount should be trebled by the court. We believe Rand’s claims and its damages assessment associated with those claims are without merit and will continue to contest them vigorously. We also intend diligently to prosecute our counterclaims. We cannot predict the ultimate resolution of this action at this time, and there can be no assurance that this action will not have a material adverse impact on our financial condition or results of operations.

We also are subject to various legal proceedings and claims that arise in the ordinary course of business. We currently believe that resolving these other matters will not have a material adverse impact on our financial condition or results of operations.

ITEM 6.	EXHIBITS

10.1*	Fiscal 2005 Executive Incentive Performance Plan (filed as Exhibit 10.22 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2004 and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32 **	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

*	Indicates a management contract or compensatory plan or arrangement in which an executive officer or director of PTC participates
**	Indicates that the exhibit is being furnished with this report and is not filed as a part of it.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PARAMETRIC TECHNOLOGY CORPORATION

By:	/s/ CORNELIUS F. MOSES, III
Cornelius F. Moses, III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 10, 2005