Form 10-Q
period 2005-04-02
PARAMETRIC TECHNOLOGY CORP
filed 2005-05-12
CIK 857005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: April 2, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒  NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES ☒  NO ☐

There were 271,645,550 shares of our common stock outstanding on May 6, 2005 and 271,648,750 shares of our common stock outstanding on April 2, 2005.

PARAMETRIC TECHNOLOGY CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended April 2, 2005

PART I—FINANCIAL INFORMATION

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	April 2, 2005	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$384,170	$294,887
Accounts receivable, net of allowance for doubtful accounts of $6,622 and $6,340 at April 2, 2005 and September 30, 2004, respectively	138,023	130,393
Prepaid expenses	25,656	21,675
Other current assets (Note 1)	62,775	36,262
Income taxes receivable (Note 7)	—	39,523

Total current assets	610,624	522,740
Property and equipment, net	54,764	55,780
Goodwill (Note 5)	45,575	45,221
Other intangible assets, net (Note 5)	11,034	11,322
Other assets	29,694	31,319

Total assets	$751,691	$666,382

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,150	$19,067
Accrued expenses and other current liabilities	39,822	39,420
Accrued compensation and benefits	49,826	58,086
Accrued income taxes	44,114	39,428
Deferred revenue (Note 1)	220,779	176,664

Total current liabilities	372,691	332,665
Other liabilities	86,148	91,766
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 271,649 and 269,509 shares issued and outstanding at April 2, 2005 and September 30, 2004, respectively	2,716	2,695
Additional paid-in capital	1,669,909	1,662,421
Accumulated deficit	(1,347,487)	(1,387,150)
Accumulated other comprehensive loss	(32,286)	(36,015)

Total stockholders’ equity	292,852	241,951

Total liabilities and stockholders’ equity	$751,691	$666,382

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended		Six months ended
	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004
Revenue:
License	$52,698	$50,971	$99,627	$94,488
Service	123,405	113,737	245,666	227,030

Total revenue	176,103	164,708	345,293	321,518

Costs and expenses:
Cost of license revenue	1,756	1,914	3,253	4,041
Cost of service revenue	47,817	38,656	93,977	88,676
Sales and marketing	59,074	57,132	115,119	115,317
Research and development	28,347	26,780	54,814	56,359
General and administrative	14,395	14,364	29,982	29,324
Amortization of intangible assets (Note 5)	222	1,336	444	2,745
Restructuring and other charges (Note 2)	—	16,680	—	38,300

Total costs and expenses	151,611	156,862	297,589	334,762

Operating income (loss)	24,492	7,846	47,704	(13,244)
Other income (expense), net	2,237	177	1,750	(313)

Income (loss) before income taxes	26,729	8,023	49,454	(13,557)
Provision for income taxes	6,225	4,852	9,791	9,809

Net income (loss)	$20,504	$3,171	$39,663	$(23,366)

Earnings (loss) per share (Note 4):
Basic -	$0.08	$0.01	$0.15	$(0.09)
Diluted -	$0.07	$0.01	$0.14	$(0.09)
Weighted average shares outstanding—Basic	271,248	267,515	270,636	266,895
Weighted average shares outstanding—Diluted	279,895	273,601	279,538	266,895

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended
	April 2, 2005	April 3, 2004
Cash flows from operating activities:
Net income (loss)	$39,663	$(23,366)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	12,599	18,742
Other non-cash costs and expenses	555	3,375
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable	(5,357)	(7,053)
Accounts payable and accrued expenses	(8,386)	(8,196)
Accrued compensation and benefits	(9,567)	(4,005)
Deferred revenue	14,120	21,212
Income taxes receivable, net of accrued income taxes	43,858	5,545
Other current assets and prepaid expenses	(1,300)	4,996
Other noncurrent assets and liabilities	(2,392)	3,922

Net cash provided by operating activities	83,793	15,172

Cash flows from investing activities:
Additions to property and equipment	(7,922)	(4,500)
Additions to other intangible assets	(1,173)	(1,192)

Net cash used by investing activities	(9,095)	(5,692)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,288	4,771

Net cash provided by financing activities	7,288	4,771

Effect of exchange rate changes on cash and cash equivalents	7,297	2,102

Net increase in cash and cash equivalents	89,283	16,353
Cash and cash equivalents, beginning of period	294,887	205,312

Cash and cash equivalents, end of period	$384,170	$221,665

Supplemental disclosures of cash flow information:
Property and equipment acquired under capital leases	$1,488	$—

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three months ended		Six months ended
	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004
Net income (loss)	$20,504	$3,171	$39,663	$(23,366)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0 for all periods	(620)	855	3,238	2,045
Net unrealized gain (loss) on securities, net of tax of $0 for all periods	(255)	724	491	478

Other comprehensive income (loss)	(875)	1,579	3,729	2,523

Comprehensive income (loss)	$19,629	$4,750	$43,392	$(20,843)

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Parametric Technology Corporation and its wholly owned subsidiaries and have been prepared by management in accordance with accounting principles generally accepted in the United States of America. Unless otherwise indicated, all references to a year reflect our fiscal year, which ends on September 30. The year-end consolidated balance sheet is from our audited financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated. We have made a reclassification within cash flows from operating activities on the Consolidated Statement of Cash Flows for the six months ended April 3, 2004 to conform to the 2005 presentation. While we believe that the disclosures presented are adequate to make the information not misleading, these unaudited quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

Deferred revenue primarily relates to software maintenance agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and, if not yet paid, the related customer receivable is included in other current assets. Total maintenance-related customer receivables included in other current assets at April 2, 2005 and September 30, 2004 were $60.1 million and $33.3 million, respectively.

The results of operations for the three and six months ended April 2, 2005 are not necessarily indicative of the results expected for the remainder of the fiscal year.

2. Restructuring and Other Charges

In the fourth quarter of 2004, we completed our operating cost reduction initiative commenced in 2003. In the second quarter and first six months of 2004, we recorded total restructuring and other charges of $16.7 million and $38.3 million, respectively. The charges include costs for severance and termination benefits related to 136 employees and 274 employees terminated during the second and first quarters of that year, respectively, and excess facilities and other costs. The charges for excess facilities were primarily related to gross lease commitments in excess of estimated sublease income for excess facilities. Of the total restructuring and other charges, $0.7 million and $1.6 million for the second quarter and first six months of 2004, respectively, were non-cash for the write-off of leasehold improvements related to the excess facilities. There were no restructuring charges in the second quarter and first six months of 2005.

The following table summarizes restructuring accrual activity for the three and six months ended April 2, 2005:

	Three months ended April 2, 2005			Six months ended April 2, 2005
	Employee Severance and Related Benefits	Facility Closures and Other Costs	Total	Employee Severance and Related Benefits	Facility Closures and Other Costs	Total
	(in thousands)
Beginning balance	$180	$40,541	$40,721	$388	$42,933	$43,321
Cash disbursements	(17)	(2,904)	(2,921)	(225)	(5,526)	(5,751)
Foreign exchange impact	—	(93)	(93)	—	137	137

Balance, April 2, 2005	$163	$37,544	$37,707	$163	$37,544	$37,707

The accrual for facility closures and related costs is included in current liabilities (accrued expenses and other current liabilities) and long-term liabilities (other liabilities) in the consolidated balance sheets, and the accrual for employee severance and related benefits is included in accrued compensation and benefits. As of April 2, 2005, of the $37.7 million remaining in accrued restructuring charges, $11.8 million was included in other current liabilities and $25.9 million was included in other long-term liabilities, principally for facility costs to be paid out through 2014.

3. Valuation of Employee Stock Plans

As described in Note 6, Recent Accounting Pronouncements, in December 2004 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). SFAS No. 123R will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option pricing model. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

On March 10, 2005, at the Annual Meeting of Stockholders, our stockholders approved amendments to our 2000 Equity Incentive Plan that (1) authorize us to exchange and cancel certain outstanding out-of-the-money non-executive employee stock options for either cash or shares of restricted stock, and (2) enable us to grant restricted stock more broadly as equity awards. The amendments are designed to reduce the overall number of employee stock options outstanding and to enable us to issue restricted shares more broadly as a component of our equity incentive program. We currently anticipate that we will undertake and complete the option exchange when we adopt SFAS No. 123R. We intended to adopt stock option expensing under SFAS No. 123R in the fourth quarter of fiscal 2005 when it was to become effective for all companies. However, the SEC recently delayed required adoption of SFAS No. 123R for all companies, and under current rules we will not be required to adopt SFAS No. 123R until the first quarter of fiscal 2006. We are currently evaluating whether to adopt SFAS No. 123R early in the fourth quarter of 2005 or to wait until the first quarter of fiscal 2006.

We have equity incentive plans for employees, directors, officers and consultants that provide for issuance of nonqualified and incentive stock options as well as restricted stock awards and stock appreciation rights. The option exercise price is typically the fair market value at the date of grant. These options generally vest over four years and expire ten years from the date of grant, although other vesting terms are permitted. We historically have offered an employee stock purchase plan (ESPP) for all eligible employees. SFAS No. 123R includes revised accounting rules for company-sponsored stock purchase plans. In light of these accounting changes, we have suspended offerings under the ESPP with the offering that was to have commenced on February 1, 2005 while we assess the impact of these rules on our ESPP. These equity incentive plans are described more fully in Note I to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

We currently account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB No. 25, no compensation cost is recognized when the option exercise price is equal to the market price of the underlying stock on the date of grant. An alternative method of accounting is provided by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which will be replaced by SFAS No. 123R upon adoption. Under SFAS No. 123, employee stock options are valued at the grant date using an option pricing model and compensation cost is recognized ratably over the vesting period.

As permitted by APB No. 25, we generally have not recognized compensation expense in connection with stock option grants to employees, directors and officers under our plans. The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to all stock-based awards to employees.

	Three months ended		Six months ended
	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004
	(in thousands, except per share data)
Net income (loss), as reported	$20,504	$3,171	$39,663	$(23,366)
Stock-based employee compensation cost included in reported net income (loss), net of a tax benefit of $0 for all periods	109	109	218	218
Stock-based employee compensation expense determined under fair value based method, net of a tax benefit of $0 for all periods	(6,832)	(8,841)	(14,411)	(18,149)

Pro forma net income (loss)	$13,781	$(5,561)	$25,470	$(41,297)

Earnings (loss) per share:
Basic - as reported	$0.08	$0.01	$0.15	$(0.09)
Diluted - as reported	$0.07	$0.01	$0.14	$(0.09)
Basic - pro forma	$0.05	$(0.02)	$0.09	$(0.15)
Diluted - pro forma	$0.05	$(0.02)	$0.09	$(0.15)

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

There were no stock options granted during the second quarter and first six months of 2005. The fair value of options granted during the second quarter and first six months of 2004 was estimated at the date of grant using the Black-Scholes option-pricing model assuming the following weighted-average assumptions:

Six months ended April 3, 2004
Expected life of options (years)	4.0
Expected life of ESPP shares (months)	6.0
Risk-free interest rates for options	3.0-3.4%
Risk-free interest rates for ESPP shares	1.2-3.3%
Volatility	75%
Dividend yield	—

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

Stock options to purchase 37.0 million, 37.3 million and 47.4 million shares for the second quarter and first six months of 2005 and the second quarter of 2004, respectively, had exercise prices per share that were greater than the average market price of our common stock for those periods. These shares were excluded from the computation of diluted EPS as the effect would have been anti-dilutive. Due to the net loss generated in the first six months of 2004, the effect of outstanding stock options for the purchase of 67.8 million shares was excluded from the computation of diluted EPS as the effect would have been anti-dilutive. Of that amount, 47.9 million shares had exercise prices per share that were greater than the average market price of our common stock for that period.

	Three months ended		Six months ended
	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004
	(in thousands, except per share data)
Net income (loss)	$20,504	$3,171	$39,663	$(23,366)

Weighted average shares outstanding	271,248	267,515	270,636	266,895
Dilutive effect of employee stock options	8,647	6,086	8,902	—

Diluted shares outstanding	279,895	273,601	279,538	266,895

Basic earnings (loss) per share	$0.08	$0.01	$0.15	$(0.09)
Diluted earnings (loss) per share	$0.07	$0.01	$0.14	$(0.09)

5. Goodwill and Other Intangible Assets

We operate within a single industry segment—computer software and related services. Within this single industry segment as described in Note 8, Segment Information, we have two reportable segments: (1) software products and (2) services. All of our goodwill and other intangible assets are associated with our software products reportable segment. Goodwill and other indefinite lived intangible assets are tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting segment below its carrying value. We conduct our annual impairment test as of the end of the third quarter of each year. We completed our most recent annual impairment review as of the end of the third quarter of 2004 and concluded that, as of July 3, 2004, no impairment charge was required. Other intangible assets with finite lives are tested for impairment if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting segment below its carrying value. There have not been any events or changes in circumstances since July 3, 2004 that indicate that the carrying values of goodwill or other intangible assets may be impaired.

The following goodwill and other intangible assets are included in the accompanying consolidated balance sheets:

	April 2, 2005			September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Goodwill and intangible assets with indefinite lives (not amortized):
Goodwill	$151,516	$105,941	$45,575	$150,223	$105,002	$45,221
Trademarks	10,338	6,140	4,198	10,232	6,078	4,154

Sub-total	161,854	112,081	49,773	160,455	111,080	49,375
Intangible assets with finite lives (amortized):
Purchased software	31,693	29,465	2,228	30,385	29,060	1,325
Capitalized software	22,877	19,709	3,168	22,877	18,654	4,223
Customer lists	10,770	9,330	1,440	10,665	9,045	1,620
Other	316	316	—	316	316	—

Sub-total	65,656	58,820	6,836	64,243	57,075	7,168

Total goodwill and other intangible assets	$227,510	$170,901	$56,609	$224,698	$168,155	$56,543

The changes in the carrying amounts of goodwill and intangible assets with indefinite lives at April 2, 2005 from September 30, 2004 are due to foreign currency translation adjustments related to those asset balances that are recorded in non-U.S. currencies.

The aggregate amortization expense for intangible assets with finite lives recorded for the three and six months ended April 2, 2005 and April 3, 2004 was reflected in our consolidated statements of operations as follows:

	Three months ended		Six months ended
	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004
	(in thousands)
Amortization of intangible assets	$222	$1,336	$444	$2,745
Cost of license revenue	516	844	1,054	1,478

Total amortization expense	$738	$2,180	$1,498	$4,223

The estimated aggregate future amortization expense for intangible assets with finite lives remaining as of April 2, 2005 is $1.3 million for the remainder of 2005, $3.0 million for 2006, $1.6 million for 2007, $0.7 million for 2008 and $0.2 million for 2009.

6. Recent Accounting Pronouncements

Employee Stock-Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). SFAS No. 123R addresses the accounting for transactions in which a company receives employee services in exchange for (1) equity instruments of the company or (2) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. It eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require that such transactions be accounted for using a fair-value-based method. SFAS No. 123R is effective for fiscal years beginning after June 15, 2005, which would be our fiscal 2006. We are considering whether we will adopt the provisions of SFAS No. 123R early in light of planned changes to our equity incentive plans described in Note 3. We expect that the requirement to expense stock options and other equity interests that have been or will be granted pursuant to our equity incentive program will significantly increase our total costs and expenses and result in lower earnings per share. See Note 3, Valuation of Employee Stock Plans, for the illustrative effect on net income (loss) and earnings (loss) per share using the Black-Scholes option-pricing model if we had applied the fair value recognition provisions to all stock-based awards to employees.

The American Job Creations Act

In October 2004, the American Jobs Creation Act of 2004 (AJCA) was signed into law. The AJCA contains a series of provisions, several of which are pertinent to us. The AJCA creates a temporary incentive for U.S. multinational corporations to repatriate accumulated income abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. Due to the availability of net operating loss (NOL) carryforwards in the U.S., we have not and do not intend to avail ourselves of the provisions of the AJCA for any repatriations of accumulated income. While it has been our historical practice to permanently reinvest all foreign earnings into our foreign operations, in the first six months of 2005 we repatriated approximately $38 million from our foreign subsidiaries and we expect to repatriate an additional $10 million in the remainder of 2005. Repatriation of these earnings did not result in any charge to our income tax provision as a result of a full valuation allowance on U.S. deferred tax assets, which include U.S. NOL carryforwards. Should we determine that we plan to repatriate any additional foreign earnings, we may be required to establish a deferred tax liability on such earnings through a charge to our income tax provision.

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

7. Income Taxes

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

8. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is our executive officers. We have two reportable segments: (1) software products, which include license and maintenance revenue (including new releases and technical support); and (2) services, which include consulting, implementation, education and other support revenue. For external reporting purposes (as shown in our consolidated statements of operations), maintenance revenue is included in Service Revenue. We do not allocate certain sales, marketing or administrative expenses to our operating segments, as these activities are managed separately. Within our software products reportable segment, we have two software product categories: (1) our computer aided design, manufacturing and engineering software tools (design solutions), including our flagship Pro/ENGINEER® design software, which provides engineering solutions to our customers, and (2) our collaboration and data management technologies (collaboration and control solutions), including our Windchill® software suite, which provide information management solutions to our customers.

We currently offer a product development system package called “Flex 3C” for Create, Collaborate and Control. Because this package includes both design solutions and collaboration and control solutions, we developed a revenue allocation methodology in the second quarter of 2003 for purposes of reporting revenues by product categories. Under this methodology, revenue from sales of new Flex3C licenses is allocated 90% to our design solutions and 10% to our collaboration and control solutions, and revenue from upgrades to the Flex 3C package is allocated 50% to our design solutions and 50% to our collaboration and control solutions. As we continue to offer packages that include both design solutions products and collaboration and control solutions products, the delineation between the two product lines may become less meaningful and, accordingly, we may revise our product categories.

The revenue and operating income (loss) attributable to these operating segments and product categories are summarized as follows:

	Three months ended		Six months ended
	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004
	(in thousands)
Revenue:
Software Products Segment:
License:
Design solutions	$34,785	$38,026	$67,285	$67,822
Collaboration and control solutions	17,913	12,945	32,342	26,666

Total software products license revenue	52,698	50,971	99,627	94,488

Maintenance: (1)
Design solutions	71,160	68,616	143,300	136,151
Collaboration and control solutions	13,224	10,991	25,932	21,831

Total software products maintenance revenue	84,384	79,607	169,232	157,982

Total software products revenue	137,082	130,578	268,859	252,470

Services Segment:
Design solutions	18,881	16,319	37,224	32,851
Collaboration and control solutions	20,140	17,811	39,210	36,197

Total service revenue	39,021	34,130	76,434	69,048

Total revenue:
Design solutions	124,826	122,961	247,809	236,824
Collaboration and control solutions	51,277	41,747	97,484	84,694

Total revenue	$176,103	$164,708	$345,293	$321,518

Operating income (loss): (2)(3)
Software products segment	$94,151	$90,659	$185,279	$161,637
Services segment	3,810	(3,938)	7,526	(11,318)
Sales and marketing expenses	(59,074)	(62,369)	(115,119)	(130,060)
Unallocated expenses (4)	(14,395)	(16,506)	(29,982)	(33,503)

Total operating income (loss)	$24,492	$7,846	$47,704	$(13,244)

(1)	Maintenance revenue is included in Service Revenue in the consolidated statements of operations.

(2)	The operating income (loss) reported does not represent the total operating results for each operating segment as it does not contain an allocation of sales, marketing, corporate and general administrative expenses incurred in support of the operating segments.

(3)	There were no restructuring charges in the first six months of 2005. In the second quarter and first six months of 2004, software products included $3.6 million and $8.5 million, services included $5.7 million and $10.9 million, sales and marketing expenses included $5.2 million and $14.7 million and unallocated expenses included $2.2 million and $4.2 million, respectively, of the $16.7 million and $38.3 million of restructuring and other charges recorded in those periods.

(4)	Unallocated expenses represent all corporate and general and administrative expenses, including the related portion of restructuring and other charges.

Data for the geographic regions in which we operate is presented below:

	Three months ended		Six months ended
	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004
	(in thousands)
Revenue:
North America	$63,195	$54,921	$121,525	$111,752
Europe (1)	59,246	61,481	126,993	120,644
Asia-Pacific (2)	53,662	48,306	96,775	89,122

Total revenue	$176,103	$164,708	$345,293	$321,518

(1)	Includes revenue in Germany totaling $15.9 million and $18.8 million for the three months ended April 2, 2005 and April 3, 2004, respectively, and $37.6 million and $38.2 million for the six months ended April 2, 2005 and April 3, 2004, respectively.

(2)	Includes revenue in Japan totaling $30.9 million and $32.4 million for the three months ended April 2, 2005 and April 3, 2004, respectively, and $55.5 million and $54.0 million for the six months ended April 2, 2005 and April 3, 2004, respectively.

Total long-lived assets by geographic region have not changed significantly from September 30, 2004.

9. Commitments and Contingencies

Legal Proceedings

On May 30, 2003, a lawsuit was filed against us in the U.S. District Court for the District of Massachusetts by Rand A Technology Corporation and Rand Technologies Limited (together, “Rand”). Rand historically had been our largest distributor. The complaint alleges various breaches of a revised one-year distribution agreement entered into in December 2002, as well as other agreements between Rand and us, and also asserts certain non-contract claims. The complaint, as amended, seeks equitable relief and substantial damages. On November 24, 2003, we filed our substantive response to Rand’s complaint and asserted counterclaims against Rand. During the second quarter of 2005, Rand quantified its claimed actual damages as being in excess of $50 million and Rand asserts that this amount should be trebled by the court. We believe Rand’s claims and its damages assessment associated with those claims are without merit and will continue to contest them vigorously. We also intend diligently to prosecute our counterclaims. We cannot predict the ultimate resolution of this action at this time, and there can be no assurance that this action will not have a material adverse impact on our financial condition or results of operations.

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

We typically warrant to our customers that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products for a specified period of time (generally 90 to 180 days). Additionally, we typically warrant that our consulting services will be performed consistent with generally accepted industry standards. In most cases, liability for these warranties is capped. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history; however, we have never incurred significant cost under our product or services warranties. As a result, we believe the estimated fair value of these agreements is immaterial.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q about our anticipated financial results and growth, as well as about the development of our products and markets, are forward looking statements that are based on our current plans and assumptions. Important information about the bases for these plans and assumptions and certain factors that may cause our actual results to differ materially from these statements is contained below and in Important Factors That May Affect Future Results beginning on page 27.

Executive Overview

We are encouraged by our performance in the first six months of 2005. As discussed in detail below, during our last quarter we experienced year-over-year revenue growth in license, service and maintenance revenue. We also continued to expand our indirect distribution channel, made measured increases to our direct sales force and increased services delivery capacity in regions with sufficient consulting and training business to support the infrastructure growth. We believe our initial implementation of these 2005 strategic initiatives, as well as our strategic initiatives over the past few years, contributed to the year-over-year revenue increases in the first two quarters of 2005.

Over the past few years, we focused on improving our products, our distribution model, our competitive position and our cost structure. With these initiatives now substantially complete, our focus in 2005 and beyond is to achieve revenue and earnings growth. We believe that the discrete market for computer-aided design solutions has begun to show signs of modest growth and that the collaboration and control market continues to present an opportunity for more meaningful growth. We also believe these markets have converged into an overall market for product lifecycle management (PLM) solutions as manufacturers look to improve their total product development processes instead of focusing on individual productivity in engineering or manufacturing. These product development processes have become increasingly complex as companies develop and manufacture products across geographic and corporate boundaries. Additionally, there is a growing opportunity in the small and medium business market as these manufacturers migrate from 2D design solutions to entry-level 3D design solutions. We believe that these smaller manufacturers will begin to invest in collaboration and control solutions over the next several years.

Our enhanced suite of PLM software solutions provides the foundation for achieving our future growth objectives, as these solutions provide a basis for expanding our relationships with existing customers who have previously purchased our traditional high-end design products. We must, accordingly, focus on enhancing and marketing our product and service offerings so that our customers are able to understand and realize their advantages. We are scheduled to release the next versions of our Windchill® and Pro/ENGINEER Wildfire™ products, which will include integration and interoperability enhancements, in the summer and fall of 2005, respectively.

In addition, to achieve our long-term revenue growth objectives, while remaining focused on profitability, we will continue to:

•	leverage and optimize our distribution model, including, when appropriate, making measured increases to our direct sales force and reseller channel;

•	evaluate strategic investments in solutions for vertical market segments outside our traditional market segments as demand for our products dictate;

•	focus on enhancing our relationships with strategic accounts;

•	make strategic investments in the Asia-Pacific market; and

•	actively evaluate and pursue corporate development opportunities, including mergers and acquisitions and strategic partnerships.

Although we believe we have made progress on these initiatives, spending in our sector of the economy has been weak in the past few years, which has adversely affected our sales and our ability to gauge our progress. Although recent economic indicators suggest that technology spending has begun to increase modestly, our success will depend in part on the willingness of companies to invest in technology.

Our success will also depend on, among other factors, our ability to:

•	optimize our sales and services coverage and productivity through, among other means, effective use and management of our resellers and other strategic partners as well as our own sales force;

•	successfully penetrate strategic emerging markets;

•	differentiate our products and services from those of our competitors, including larger companies with established enterprise-wide relationships with our customers;

•	successfully execute corporate development initiatives;

•	elevate PLM expenditures over other technology spending as a budgetary priority among our customers;

•	further improve customer satisfaction and build customer references;

•	effectively manage our geographically dispersed development resources;

•	successfully execute our product strategy to provide an integrated, easy to use and rapidly deployable suite of PLM software solutions that customers can deploy to create a product development system that meets their evolving requirements; and

•	help our customers expand their product development technology infrastructure to a more robust PLM product development system.

We discuss additional factors affecting our revenues and operating results under Important Factors That May Affect Future Results beginning on page 27.

Our Business

Parametric Technology Corporation was founded in 1985 and is headquartered in Needham, Massachusetts. We develop, market and support PLM software solutions and related services that help manufacturers improve the competitiveness of their products and product development processes. The PLM market encompasses the mechanical computer-aided design, manufacturing and engineering (CAD, CAM and CAE) markets as well as many previously isolated markets that address various phases of the product development and manufacturing lifecycle.

Our software solutions include:

•	our design solutions based on our flagship Pro/ENGINEER® software (a suite of mechanical computer-aided design tools); and

•	our collaboration and control solutions based on our technology platform known as Windchill (a range of Internet-based collaboration technologies).

These software solutions enable manufacturing companies to:

•	create virtual computer-based products (digital products);

•	collaborate on designs within the enterprise and throughout the extended supply chain; and

•	control the digital product information throughout the product lifecycle.

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

The cornerstone of our collaboration and control solutions software is our suite of Windchill-based products, which is currently sold in two forms based on the common Windchill infrastructure:

•	Windchill Link solutions (including Windchill PDMLink™ and Windchill ProjectLink™), consisting of pre-configured, integral products designed to address specific business-critical manufacturing processes; and

•	configurable Windchill modules, architecture and toolsets that enable manufacturers to extend the data models and user interface to support unique business processes, such as legacy system replacement and consolidation, and integration and rationalization of diverse systems following merger or acquisition.

With our suite of PLM software solutions, we see an opportunity to address several of the key challenges that manufacturing companies face in their product development processes: more frequent change, heterogeneity of systems, and increased communication inside and outside the manufacturing enterprise to support growing offshoring and outsourcing and increasingly transparent supply chains. Our PLM software solutions provide our customers a product development system that permits individuals—regardless of their roles in the commercialization of a product, the computer-based tools they use, or their location geographically or in the supply chain—to participate in and contribute to the product development process across the digital product value chain. We believe that as we continue to implement our strategy for our products to become more tightly integrated and easier to deploy, we can create significant added value for our customers.

Our software solutions are distributed primarily through our direct sales force. We also use an indirect distribution channel in tandem with our direct sales force. We have broadened our indirect distribution channel over the last several years through resellers and other strategic partners. Our resellers provide greater geographic and small-account coverage, primarily for our design solutions, while our other strategic partners help to expand the breadth of our PLM solutions by providing complementary product and/or service offerings.

Results of Operations

The following is a summary of our results of operations for the first two quarters of 2005 and 2004. A detailed discussion of these results follows the table below.

	Three months ended			Six months ended
	April 2, 2005	April 3, 2004	Percent Change	April 2, 2005	April 3, 2004	Percent Change
	(Dollar amounts in millions)
Total revenue	$176.1	$164.7	7%	$345.3	$321.5	7%
Total costs and expenses	$151.6	$156.9	(3)%	$297.6	$334.8	(11)%

Operating income (loss)	$24.5	$7.8		$47.7	$(13.3)

Net income (loss)	$20.5	$3.2		$39.7	$(23.4)

•	Total revenue was $176.1 million for the second quarter of 2005, compared to $164.7 million for the second quarter of 2004. Total revenue was $345.3 million for the first six months of 2005, compared to $321.5 million for the first six months of 2004.

•	Our year-over-year second quarter revenue increased 7%, reflecting a 3% increase in software license revenue and a 9% increase in service revenue. Our year-over-year six-month revenue increased 7%, reflecting a 5% increase in software license revenue and an 8% increase in service revenue.

•	Our year-over-year collaboration and control solutions revenue increased 23% to $51.3 million for the second quarter of 2005 from $41.7 million for the second quarter of 2004. Our year-over-year collaboration and control solutions revenue increased 15% to $97.5 million for the first six months of 2005 from $84.7 million for the first six months of 2004.

•	Our year-over-year design solutions revenue increased 2% to $124.8 million for the second quarter of 2005 from $123.0 million for the second quarter of 2004. Our year-over-year design solutions revenue increased 5% to $247.8 million for the first six months of 2005 from $236.8 million for the first six months of 2004.

•	Total costs and expenses decreased 3% to $151.6 million for the second quarter of 2005 from $156.9 million for the second quarter of 2004. Total costs and expenses for the second quarter of 2004 included $16.7 million of restructuring and other charges and a one-time benefit to cost of service revenue of $5 million. Total costs and expenses decreased 11% to $297.6 million for the first six months of 2005 from $334.8 million for the first six months of 2004. Total costs and expenses for the first six months of 2004 included $38.3 million of restructuring and other charges and a one-time benefit to cost of service revenue of $5 million. There were no restructuring and other charges in the first six months of 2005.

•	On a consistent foreign currency basis, compared to the year-ago period, total revenue for the second quarter and first six months of 2005 increased 5% and 4%, respectively, and total costs and expenses for the second quarter and first six months of 2005 decreased 5% and 13%, respectively.

•	We generated net income of $20.5 million and $39.7 million for the second quarter and first six months of 2005, respectively, compared to net income of $3.2 million for the second quarter of 2004 and a net loss of $(23.4) million for the first six months of 2004. The improvement in our 2005 results is primarily attributable to higher revenue and the absence of restructuring charges.

The following table shows certain consolidated financial data as a percentage of our total revenue for the second quarters and first six months of 2005 and 2004:

	Three months ended		Six months ended
	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004
Revenue:
License	30%	31%	29%	29%
Service	70	69	71	71

Total revenue	100	100	100	100

Costs and expenses:
Cost of license revenue	1	1	1	1
Cost of service revenue	27	23	27	28
Sales and marketing	34	35	33	36
Research and development	16	16	16	17
General and administrative	8	9	9	9
Amortization of intangible assets	—	1	—	1
Restructuring and other charges	—	10	—	12

Total costs and expenses	86	95	86	104

Operating income (loss)	14	5	14	(4)
Other income (expense), net	1	—	—	—

Income (loss) before income taxes	15	5	14	(4)
Provision for income taxes	4	3	3	3

Net income (loss)	11%	2%	11%	(7)%

Revenue

Total Revenue

Our revenue consists of software license revenue and service revenue, which includes software maintenance as well as consulting, implementation, education and other technical support revenue. We presently report our revenue in two product categories:

1.	our collaboration and data management technologies (collaboration and control solutions), including our Windchill Internet-based software, and

2.	our computer-aided design, manufacturing and engineering software (design solutions), including our flagship Pro/ENGINEER design software.

The following table illustrates trends from the second quarter and first six months of 2004 to the second quarter and first six months of 2005 in our software license revenue and in our service revenue, as well as in our two product categories:

	Three months ended			Six months ended
	April 2, 2005	April 3, 2004	Percent Change	April 2, 2005	April 3, 2004	Percent Change
	(Dollar amounts in millions)
License revenue	$52.7	$51.0	3%	$99.6	$94.5	5%
Service revenue:
Maintenance revenue	84.3	79.6	6%	169.2	158.0	7%
Other service revenue	39.1	34.1	14%	76.5	69.0	11%

Total service revenue	123.4	113.7	9%	245.7	227.0	8%

Total revenue	$176.1	$164.7	7%*	$345.3	$321.5	7%*

Revenue by product category:
Collaboration and control solutions revenue	$51.3	$41.7	23%	$97.5	$84.7	15%
Design solutions revenue	$124.8	$123.0	2%	$247.8	$236.8	5%
Revenue by geography:
North America	$63.2	$54.9	15%	$121.5	$111.8	9%
Europe	$59.2	$61.5	(4)%	$127.0	$120.6	5%
Asia-Pacific	$53.7	$48.3	11%	$96.8	$89.1	9%

*	On a consistent foreign currency basis from the comparable year-ago period, in the second quarter of 2005 total revenue increased 5%, revenue in Europe decreased 7%, and revenue in Asia-Pacific increased 9%. On a consistent foreign currency basis from the comparable year-ago period, in the first six months of 2005 total revenue increased 4%, revenue in Europe decreased 2%, and revenue in Asia-Pacific increased 7%.

In the second quarter of 2005, we had year-over-year revenue growth in both overall design solutions and collaboration and control solutions. This growth reflects growth in sales of new seats in both product categories. We attribute this growth to execution of our strategic initiatives described above as well as increased technology spending in North America and Asia-Pacific. License and other service revenue recognized from transactions greater than $1.0 million totaled $20.9 million in the second quarter of 2005 and $42.6 million in the first six months of 2005 compared to $20.0 million in the second quarter of 2004 and $35.4 million in the first six months of 2004.

We derived 64% and 67% of our total revenue from sales to customers outside of North America in the second quarter of 2005 and 2004, respectively, compared with 65% of our total revenue from such sales for the first six months of both 2005 and 2004. We believe the improvements in our revenue in North America indicate that the economy in that region, where the manufacturing sector and related technology spending have been weak over the past several years, may be strengthening. European revenue declined 4% in the second quarter of 2005 compared to the second quarter of 2004 but increased 5% in the first six months of 2005 compared to the first six months of 2004. The increase in European revenue in the first six months of 2005 is due primarily to an increase in the number of large sales transactions in the first quarter of 2005 compared to the comparable year-ago period and favorable foreign currency exchange as noted above. Other than the first quarter of 2005, in which we experienced a high concentration of larger transactions, revenue in Europe has been generally flat over the last two years, Revenue performance in Asia-Pacific remains encouraging as we experienced revenue growth of 11% in the second quarter of 2005 compared to the second quarter of 2004 and 9% in the first six months of 2005 compared to the first six months of 2004 in that region. We believe Asia-Pacific continues to present an important growth opportunity because global manufacturing companies have continued to invest in that region and the market in that region for both our design solutions and collaboration and control solutions is unsaturated.

License revenue accounted for 30% and 31% of total revenue in the second quarter of 2005 and 2004, respectively, compared with 29% of total revenue in both the first six months of 2005 and 2004. Service revenue, which has a lower gross profit margin than license revenue, accounted for 70% of total revenue in the second quarter of 2005 and 69% of total revenue in the second quarter of 2004, and 71% of total revenue in both the first six months of 2005 and 2004. Maintenance revenue in the second quarter and first six months of 2005 was favorably impacted by strengthened product offerings and recent growth in license revenue. Growth in our other service revenue (consulting, implementation, education and other support revenue) in the second quarter and first six months of 2005 reflects increases in our delivery resources and delivery of training and assessment packages that follow on from orders of our software products.

We have been building and diversifying our reseller channel to become less dependent on a small number of resellers and to provide the resources necessary for more effective distribution of our products. Although we typically receive lower revenue per seat for an indirect sale versus a direct sale, we believe that using diverse and geographically dispersed resellers that focus on smaller businesses provides an efficient and cost effective means to reach these customers, while allowing our direct sales force to focus on larger sales opportunities. Total sales from our reseller channel, which are primarily for design solutions, were $34.7 million (20% of total revenue) in the second quarter of 2005, $32.0 million (19% of total revenue) in the second quarter of 2004, $67.9 million (20% of total revenue) in the first six months of 2005, and $62.4 million (19% of total revenue) in the first six months of 2004. The growth in revenue from our reseller channel is due in part to our efforts to expand our reseller channel. We also attribute the increase in revenue from our reseller channel to the growing success of Pro/ENGINEER Wildfire in small and medium businesses, both relative to our historic offerings as well as to competitive offerings in this market segment.

Collaboration and Control Solutions Revenue

The following table illustrates trends from the second quarter and first six months of 2004 to the second quarter and first six months of 2005 in our collaboration and control solutions software license revenue and service revenue:

	Three months ended			Six months ended
	April 2, 2005	April 3, 2004	Percent Change	April 2, 2005	April 3, 2004	Percent Change
	(Dollar amounts in millions)
Collaboration and control solutions:
License revenue	$17.9	$12.9	39%	$32.3	$26.7	21%
Service revenue:
Maintenance revenue	13.2	11.0	20%	25.9	21.8	19%
Other service revenue	20.2	17.8	13%	39.3	36.2	8%

Total service revenue	33.4	28.8	16%	65.2	58.0	12%

Total revenue	$51.3	$41.7	23%	$97.5	$84.7	15%

Total revenue from our collaboration and control solutions software and related services was 29% and 25% of our total revenue in the second quarter of 2005 and 2004, respectively, and 28% and 26% of our total revenue in the first six months of 2005 and 2004, respectively.

The increase in collaboration and control solutions revenue in the second quarter and first six months of 2005 compared to the year-ago periods was due to a higher number of new customers as well as increases in both transactions and new seat orders from existing customers, reflecting our success in marketing incremental adoption of our solutions. We offer Windchill-based solutions targeted at specific business-critical PLM processes (our Windchill Link solutions), which improves our ability to provide PLM solutions to a broader range of customers and to complement our configurable Windchill offerings. In the second quarter of 2005, Windchill Link solutions license revenue increased 24% over the second quarter of 2004, and in the first six months of 2005, Windchill Link solutions license revenue increased 27% over the first six months of 2004. Growth in sales of our Windchill Link solutions is in line with our observations that customers are demanding PLM solutions that can be implemented in an incremental fashion with a clear return on investment. We feel that we have addressed this evolving customer demand with our Windchill Link solutions and related services packages, as well as with our product development system adoption roadmap, which provides customers with a suggested approach for purchasing and implementing our solutions in stages. As the requirements of our customers and the general market change, we plan periodically to evaluate the need for additional solutions.

Maintenance revenue increases in our collaboration and control solutions are due primarily to an increase in the number of new users of our collaboration and control solutions as new customers are added and existing customers expand their implementation to additional users.

As part of our growth initiatives, we are working toward expanding the technology footprint of our PLM solutions by adding functionality through internal development and strategic acquisitions. Our acquisition of OHIO Design Automation, Inc. in April 2004 enables us to better serve the electronics and high technology industry by providing the technology necessary to enable the dynamic management of both mechanical and electrical design information. We are integrating OHIO Design Automation’s Intercomm technology into the Windchill product line for expected release in the third quarter of 2005. We currently offer the technology on a stand-alone basis.

Another growth initiative is to improve our ability to sell collaboration and control solutions to small and medium size businesses. To achieve this, we are expanding our distribution of PLM solutions by offering qualified resellers the ability to sell our Windchill Link solutions as well as related services. In addition, we now offer a hosted version of Windchill that helps minimize customers’ cost of ownership and reduces implementation time.

Design Solutions Revenue

The following table illustrates trends from the second quarter and first six months of 2004 to the second quarter and first six months of 2005 in our design solutions software license revenue and service revenue:

	Three months ended			Six months ended
	April 2, 2005	April 3, 2004	Percent Change	April 2, 2005	April 3, 2004	Percent Change
	(Dollar amounts in millions)
Design solutions:
License revenue	$34.8	$38.1	(9)%	$67.3	$67.8	(1)%
Service revenue:
Maintenance revenue	71.1	68.6	4%	143.3	136.2	5%
Other service revenue	18.9	16.3	16%	37.2	32.8	13%

Total service revenue	90.0	84.9	6%	180.5	169.0	7%

Total revenue	$124.8	$123.0	2%	$247.8	$236.8	5%

Total revenue from our design solutions software and related services was 71% of our total revenue in the second quarter of 2005 and 75% of our total revenue in the second quarter of 2004, compared to 72% of our total revenue for the first six months of 2005 and 74% of our total revenue for the first six months of 2004.

The year-over-year decline in license revenue in the second quarter was due in part to lower revenue from high-end packages. Despite lower revenue from high-end packages, sales of our low-end package within our installed base and to new customers increased and we experienced a 2% and 17% increase, respectively, in the total number of new seats added during the second quarter and first six months of 2005 compared to new seats added in the comparable 2004 periods. The increase in design solutions maintenance revenue reflects further customer adoption of Pro/ENGINEER Wildfire. The increase in design solutions other service revenue is due in large part to higher revenue from sales of training services and consulting packages.

To address our customers’ purchasing patterns as well as to enable us to better compete in the small- and medium-sized business segment of our market, we now offer Pro/ENGINEER design solutions packages that have price points, functionality and ease-of-use features that appeal to a broad spectrum of design solutions users and provide customers with the opportunity to integrate more readily traditional design solutions with collaboration and control solutions. Because our low-end and high-end offerings are based on the same platform, our solutions are scalable between different types of users which differentiates our products from others in the marketplace. Our design solutions are now more competitive with lower-end modeling tools on the market that are known for ease of use, while maintaining the powerful functionality of Pro/ENGINEER. Further, our direct interface between Pro/ENGINEER and Windchill offers an effective solution to manufacturing companies looking for a complete product development system.

Despite recent signs of improvement, design solutions revenue continues to be adversely affected by: (1) the relative maturity and saturation of the North American and European markets, (2) the difficulty associated with displacing incumbent product design systems in the discrete market for computer-aided design solutions, and (3) increased competition and price pressure from products offering more limited functionality at lower cost. However, we believe that there are positive trends in Asia-Pacific, where the market is not saturated, the number of mechanical engineers is growing and companies are continuing to migrate from two-dimensional to three-dimensional design tools.

Costs and Expenses

While total costs and expenses decreased to $151.6 million in the second quarter of 2005 compared to $156.9 million in the second quarter of 2004, costs and expenses excluding restructuring and other charges increased over the same period due in part to planned investments in our services organization (particularly in Asia-Pacific), sales infrastructure and research and development and a one-time benefit to cost of service revenue in the year ago period. During 2005, we are making measured increases in our sales organization related to supporting our reseller program and adding direct sales representatives in our strategic accounts. We are also investing in research and development programs aimed at adding vertical functionality to our products. In our services organization, we are adding services delivery capacity to address customer demand. In the general and administrative area, we are investing in strategic corporate development initiatives and continuing our Sarbanes-Oxley compliance work. We anticipate that we will make measured increases to operating expenses to support our base business and to fund the revenue-generating initiatives described above and in Executive Overview beginning on page 12. We anticipate that the requirement to expense stock options and other equity interests under SFAS No. 123R, as described in Notes 3 and 6 of Notes to Consolidated Financial Statements, will also significantly increase our operating expenses beginning in the quarter in which it is adopted and result in lower earnings per share. We are currently evaluating whether to adopt SFAS No. 123R early in the fourth quarter of 2005 or to wait until the first quarter of 2006.

The following table illustrates trends from the second quarter and first six months of 2004 to the second quarter and first six months of 2005 in our costs and expenses:

	Three months ended			Six months ended
	April 2, 2005	April 3, 2004	Percent Change	April 2, 2005	April 3, 2004	Percent Change
	(Dollar amounts in millions)
Costs and expenses:
Cost of license revenue	$1.8	$1.9	(5)%	$3.3	$4.0	(18)%
Cost of service revenue	47.8	38.7	24%	94.0	88.7	6%
Sales and marketing	59.1	57.1	4%	115.1	115.3	-%
Research and development	28.3	26.8	6%	54.8	56.4	(3)%
General and administrative	14.4	14.4	-%	30.0	29.3	2%
Amortization of intangible assets	0.2	1.3	(85)%	0.4	2.8	(85)%
Restructuring and other charges	—	16.7	(100)%	—	38.3	(100)%

Total costs and expenses	$151.6	$156.9	(3)%	$297.6	$334.8	(11)%

*	On a consistent foreign currency basis from the comparable year-ago period, total costs and expenses decreased 5% in the second quarter of 2005 and 13% in the first six months of 2005.

Over the past several years, we have made significant investments needed to transform our business from providing a single line of technical software with a direct distribution model to providing a family of enterprise solutions with an expanded channel and partner-involved distribution model. In 2003, after completing a significant portion of this transformation, we implemented a restructuring plan to reduce our cost structure. We completed the restructuring plan in the fourth quarter of 2004. Restructuring actions taken in 2003 and 2004 impacted all cost and expense categories in the second quarters and first six months of 2005 and 2004.

Total costs and expenses decreased 3% to $151.6 million in the second quarter of 2005, compared to $156.9 million in the second quarter of 2004 and decreased 11% to $297.6 million in the first six months of 2005, compared to $334.8 million in the first six months of 2004. The net decrease in costs and expenses in the second quarter and first six months of 2005 was primarily due to completion of our restructuring plan in the fourth quarter of 2004. We recorded no restructuring charges in 2005 compared with $16.7 million and $38.3 million of restructuring charges in the second quarter and first six months of 2004, respectively. These decreases in restructuring charges were partially offset by higher cost of service revenue expense of $9.1 million and $5.3 million for the second quarter and first six months of 2005, respectively, versus the comparable periods in 2004, as described in Cost of Service Revenue further below.

Employees

The number of worldwide employees was 3,277 at April 2, 2005, compared to 3,028 at April 3, 2004.

Cost of License Revenue

Our cost of license revenue consists of fixed and variable costs associated with reproducing and distributing software and documentation as well as royalties owed to third parties for technology embedded in or licensed with our software products. Cost of license revenue as a percentage of license revenue was 3% and 4% for the second quarters of 2005 and 2004, respectively, and 3% and 4% for the first six months of 2005 and 2004, respectively. The decrease in cost of license revenue in the first six months of 2005 compared to the first six months of 2004 was primarily due to lower royalty costs of approximately $0.6 million. Cost of license revenue as a percent of license revenue can vary depending on product mix sold and the effect of fixed and variable royalties in relation to the level of license revenue. We have reduced royalty costs (for both license and maintenance royalties) through more favorable terms with our software vendors.

Cost of Service Revenue

Our cost of service revenue includes costs associated with training, customer support and consulting personnel, such as salaries and related costs, third-party subcontractor fees, the release of maintenance updates (including related royalty costs), and facility costs. Cost of service revenue as a percentage of service revenue was 39% and 34% in the second quarters of 2005 and 2004, respectively, and 38% and 39% in the first six months of 2005 and 2004, respectively. Total salaries, commissions, benefits and travel costs were $1.8 million higher in the second quarter of 2005 compared to the second quarter of 2004 due to planned increases in our services delivery capacity and higher commissions due to the increase in service revenue, partially offset by reductions in employee benefits. Service related employee headcount was 5% higher at the end of the second quarter of 2005 compared to the second quarter of 2004. Total salaries, commissions, benefits and travel costs were $1.2 million lower in the first six months of 2005 compared to the first six months of 2004 due to lower salaries and benefits, partially offset by higher commissions due to the increase in service revenue. Average service-related employee headcount was 2% lower in the first six months of 2005 compared to the first six months of 2004. The cost of third-party consulting services was $2.1 million and $1.9 million higher in the second quarter and first six months of 2005, respectively, compared to the second quarter and first six months of 2004, due to the use of such services in order to address work requirements to obtain increases in training and professional services revenue. Comparative service margins were affected by a contract renegotiation finalized in the second quarter of 2004 resulting in a one-time benefit of $5.0 million in that quarter for royalty obligations related to our services business. Royalty costs were $5.6 million and $4.5 million higher in the second quarter and first six months of 2005, respectively, compared to the second quarter and first six months of 2004 primarily as a result of the benefit recorded in the second quarter of 2004.

Sales and Marketing

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. Sales and marketing expenses as a percentage of total revenue were 34% and 35% for the second quarters of 2005 and 2004, respectively and 33% and 36% in the first six months of 2005 and 2004, respectively. Total sales and marketing employee headcount increased 5% at the end of the second quarter of 2005 compared to the end of the second quarter of 2004. As a result of planned increases in headcount and higher commissions, partially offset by reductions in employee benefits, our salaries and benefit costs, sales commissions and travel expenses were higher by an aggregate of approximately $3.3 million and $2.6 million in the second quarter and first six months of 2005, respectively, compared to the second quarter and first six months of 2004. Due to facility consolidations, depreciation and rent expenses decreased in the second quarter and first six months of 2005 by approximately $1.0 million and $2.2 million, respectively, compared to the second quarter and first six months of 2004. At the end of the second quarter of 2005, sales and marketing headcount was 996, compared to 945 at September 30, 2004 and 953 at the end of the second quarter of 2004.

Research and Development

Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Major research and development activities include developing new releases of our software that work together in a more integrated fashion and that include functionality enhancements desired by our customers. We are scheduled to release the next versions of our Windchill and Pro/ENGINEER Wildfire products, including integration and interoperability enhancements, in the summer and fall of 2005, respectively. Research and development expenses increased modestly in absolute dollars in the second quarter of 2005 as compared to the second quarter of 2004, which as a percentage of total revenue were 16% in both the second quarters of 2005 and 2004. Research and development costs were 16% and 17% of total revenue in the first six months of 2005 and 2004, respectively. The year-to-date decrease in costs in 2005 compared to 2004 is due primarily to depreciation and rent expenses, which were lower by $0.9 million compared to the first six months of 2004. Total research and development employee headcount increased 15% at the end of the second quarter of 2005 compared to the end of the second quarter of 2004. Total salaries and benefits have remained relatively flat despite the increase in headcount due in part to shifting certain development activities to our existing facilities in India, where overall research and development costs are lower.

General and Administrative

Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources and administrative functions as well as bad debt expense. General and administrative expenses as a percentage of total revenue were 8% and 9% in the second quarters of 2005 and 2004, respectively, and 9% in both the first six months of 2005 and 2004. While our overall general and administrative costs have remained relatively flat for the periods presented, costs in the first six months of 2005 compared to the first six months of 2004 reflect a $1.8 million increase in the cost of outside professional services, primarily related to corporate development initiatives and Sarbanes-Oxley compliance, offset by a $2.1 million reduction in depreciation, rent and insurance costs.

Amortization of Intangible Assets

These costs represent the amortization of acquired intangible assets. The decrease in the second quarter and first six months of 2005 compared to the second quarter and first six months of 2004 was due to certain intangible assets being fully amortized in 2004, partially offset by amortization of intangible assets resulting from the acquisition of OHIO Design Automation, Inc. in April 2004.

Restructuring and Other Charges

There were no restructuring and other charges in the second quarter and first six months of 2005. We recorded total restructuring and other charges of $16.7 million in the second quarter of 2004 and $38.3 million in the first six months of 2004 in connection with our 2004 cost reduction initiatives. The charges include costs for severance and termination benefits related to 136 employees terminated during the second quarter of 2004 and 274 employees terminated during the first quarter of 2004 and excess facilities and other costs. The charges for excess facilities were primarily related to gross lease commitments in excess of estimated sublease income for excess facilities. Of the total restructuring and other charges, $0.7 million and $1.6 million for the second quarter and first six months of 2004, respectively, were non-cash for the write-off of leasehold improvements related to the excess facilities.

Cash disbursements related to restructuring and other charges totaled $5.8 million and $28.7 million in the first six months of 2005 and 2004, respectively. Amounts accrued and not yet paid at April 2, 2005 related to all prior period restructuring initiatives totaled $37.7 million. We expect to make cash disbursements related to these accrued restructuring and other charges of approximately $12 million within the next twelve months. The remaining accruals of approximately $26 million primarily relate to excess facilities and are expected to be paid out through 2014.

Other Income (Expense), net

Other income (expense), net includes interest income, costs of hedging contracts, certain realized and unrealized foreign currency transaction gains or losses, write-downs of investments, charges incurred in connection with obtaining corporate and customer contract financing and exchange gains or losses resulting from the required period-end currency remeasurement of the financial statements of our subsidiaries that use the U.S. dollar as their functional currency. A large portion of our revenues and expenses are transacted in foreign currencies. To reduce our exposure to fluctuations in foreign exchange rates, we engage in hedging transactions involving the use of foreign currency forward contracts and, from time to time, foreign currency option contracts, primarily in the Euro and in Asian currencies. Other income (expense), net was $2.2 million and $0.2 million for the second quarter of 2005 and 2004, respectively. Other income (expense), net was $1.8 million and ($0.3) million for the six months ended 2005 and 2004, respectively. The increase in net other income is primarily due to increased interest income during 2005 compared to 2004 primarily as a result of higher cash balances. Interest income was $3.1 million and $1.4 million in the first six months of 2005 and 2004, respectively.

Income Taxes

In the second quarter of 2005, our effective tax rate was 23% on pre-tax income of $26.7 million compared to 60% on pre-tax income of $8.0 million in the second quarter of 2004. In the first six months of 2005, our effective tax rate was 20% on pre-tax income of $49.5 million compared to 72% on a pre-tax loss of $13.6 million in the first six months of 2004. The differences between the statutory federal income tax rate of 35% and our effective tax rates were due primarily to income taxes payable in certain foreign jurisdictions as well as our use of net operating loss carryforwards and realization of other deferred tax assets in the U.S. and certain foreign jurisdictions, which reduced the valuation allowance we had recorded against those assets. In 2002, we recorded a full valuation allowance to completely offset our deferred tax assets (which consist primarily of operating loss carryforwards) due to the uncertainty of their realization. As of the end of the second quarters of 2005 and 2004, a full valuation allowance was still recorded against remaining deferred tax assets in the U.S. and certain foreign jurisdictions.

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

In the normal course of business, PTC and its subsidiaries are examined by various taxing authorities, including the Internal Revenue Service in the United States. In fiscal 2004, the IRS concluded its examination of our income tax returns for fiscal years 1998 through 2000, which resulted in a tax refund, including interest, to us of $39.5 million (which was reflected as income taxes receivable on the consolidated balance sheet as of September 30, 2004). We received notice of the refund amount in the fourth quarter of 2004, and we received the refund in the first quarter of 2005. The refund resulted in a nonrecurring tax benefit of $18.9 million in 2004.

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

While there are a number of accounting policies, methods and estimates affecting our financial statements described in Note A of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004, the areas that are our most important critical accounting policies and estimates are described below and include:

•	revenue recognition,

•	valuation of goodwill and intangible assets,

•	accounting for income taxes,

•	allowance for accounts and other receivables,

•	restructuring charges, and

•	transfers of financial assets.

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

We derive revenues from three primary sources: (1) software licenses, (2) maintenance services and (3) other services, which include consulting and education services. Revenue by type for the first quarters of 2005 and 2004 is as follows:

	Three months ended		Six months ended
	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004
	(in thousands)
License revenue	$52,698	$50,971	$99,627	$94,488
Maintenance service revenue	84,384	79,607	169,232	157,982
Other service revenue	39,021	34,130	76,434	69,048

Total revenue	$176,103	$164,708	$345,293	$321,518

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

Valuation of Goodwill and Other Intangible Assets

Our net goodwill and other intangible assets totaled $56.6 million as of April 2, 2005 and $56.5 million as of September 30, 2004. We assess the impairment of goodwill and identifiable intangible assets on at least an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, or a reduction of our market capitalization relative to net book value.

The goodwill impairment test prescribed by SFAS No. 142, Goodwill and Other Intangible Assets, requires us to identify reporting units and to determine estimates of the fair values of our reporting units as of the date we test for impairment. As described in Note 8 of Notes to Consolidated Financial Statements, we have two reporting units: (1) our software products reportable segment, and (2) our services reportable segment. All goodwill is attributable to our software products reportable segment. To conduct these tests of goodwill, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeded its fair value, we would record an impairment loss equal to the difference between the carrying value of goodwill and its fair value. We estimate the fair values of our reporting units using discounted cash flow valuation models. Those models require estimates of future revenues, profits, capital expenditures and working capital for each unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. We conduct our annual impairment test of goodwill and indefinite lived assets as of the end of the third quarter of each fiscal year. We completed our annual impairment review as of the end of the third quarter of 2004 and concluded that, as of July 3, 2004, no impairment charge was required. There have not been any events or changes in circumstances since July 3, 2004 that indicate that the carrying values of goodwill or other intangible assets may not be recoverable. There can be no assurance that at the time subsequent impairment reviews are completed an impairment charge will not be recorded in light of the factors described above. If a charge were deemed necessary in the future, it would directly affect net income (loss) for the period in which the charge was taken.

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

The income tax accounting process also involves estimating our actual current tax liability, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that it is more likely than not that all or a portion of deferred tax assets will not be realized, we must establish a valuation allowance as a charge to income tax expense. In 2002, we increased our deferred tax valuation allowance and recorded a corresponding $48.0 million charge to income tax expense and, in 2005, 2004 and 2003, we have fully reserved for additional deferred tax assets in the U.S. and certain foreign jurisdictions, primarily related to net operating loss carryforwards generated. The decision to record the valuation allowance required significant management judgment. Had we not recorded this valuation allowance, we would have reported materially different results. Significant management judgment is required to determine when the realization of our deferred tax assets in the future is considered more likely than not. If and when we conclude that realization is more likely than not, we will record a reduction to our valuation allowance that will increase net income in the period such determination is made. While we have realized operating profits over the last several quarters, we have not yet concluded that realization of all of our deferred tax assets in the future is more likely than not.

Allowance for Accounts and Other Receivables

Management judgment is required in assessing the collectibility of customer accounts and other receivables, for which we generally do not require collateral. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In determining the adequacy of the allowance for doubtful accounts, management specifically analyzes individual accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic conditions, accounts receivable aging trends and changes in our customer payment terms. The following table summarizes our accounts receivable and related reserve balances as of April 2, 2005 and September 30, 2004:

	April 2, 2005	September 30, 2004
	(Dollar amounts in thousands)
Gross accounts receivable	$144,645	$136,733
Allowances for doubtful accounts	(6,622)	(6,340)

Net accounts receivable	$138,023	$130,393

Accounts receivable reserves as a percentage of gross accounts receivable	4.6%	4.6%

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

Restructuring Charges

We periodically record restructuring charges resulting from restructuring our operations (including consolidations and/or relocations of operations), changes in our strategic plan, or managerial responses to declines in demand, increasing costs, or other environmental factors. The determination of restructuring charges requires management judgment and may include costs related to employee benefits, such as costs of severance and termination benefits, and estimates of costs for future lease commitments on excess facilities, net of estimated future sublease income. In determining the amount of the facilities charge, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates are reviewed quarterly based on known real estate market conditions and the credit worthiness of subtenants, and may result in revisions to established facility reserves. We have accrued $37.3 million as of April 2, 2005 (compared to $41.7 million at September 30, 2004) related to excess facilities, representing gross lease commitments with agreements expiring at various dates through 2014 of approximately $72.6 million, net of committed and estimated sublease income of approximately $33.6 million and a present value factor of $1.7 million. We have entered into signed sublease arrangements for approximately $23.5 million, with the remaining $10.1 million based on future estimated sublease arrangements, including $8.9 million for space currently available for sublease. If our sublease assumptions prove to be inaccurate, we may need to make changes in these estimates that would affect our results of operations and potentially our financial condition.

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

Liquidity and Capital Resources

	April 2, 2005	April 3, 2004
	(in thousands)
Cash and cash equivalents	$384,170	$221,665
Investments	—	—

Total cash and investments	$384,170	$221,665

Amounts below are for the six months ended:
Cash provided by operating activities	$83,793	$15,172
Cash used by investing activities	(9,095)	(5,692)
Cash provided by financing activities	7,288	4,771
Cash provided (used) by operating activities included the following:
Cash disbursements for restructuring and other charges	(5,751)	(28,733)
Federal income tax refunds received	39,523	—

Our operating activities, the proceeds from our issuance of stock under stock plans and existing cash and cash equivalents provided sufficient resources to fund our employee base, capital asset needs, acquisitions and financing needs in all periods presented.

At April 2, 2005, cash and cash equivalents totaled $384.2 million, up $89.3 million from $294.9 million at September 30, 2004. At April 2, 2005, we had $243.9 million of cash and cash equivalents in the United States, $89.2 million in Europe, $42.8 million in Japan and $8.3 million in other international countries, principally in Asia-Pacific. We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. The portfolio is primarily invested in short maturity investments to minimize interest rate risk and to ensure cash is available to meet requirements as needed. The increase in cash and cash equivalents during the first six months of 2005 consisted primarily of $83.8 million provided by operations (including a federal income tax refund of $39.5 million), a $7.3 million effect of exchange rate changes on cash and cash equivalents, and $7.3 million provided by financing activities, partially offset by $9.1 million used for investing activities. Our largest source of operating cash flows is cash collections from sales of new software licenses, sales of initial and renewal software maintenance contracts and sales of other services to our customers. Maintenance contracts typically are sold and billed one year in advance at the beginning of each contract period, although we recognize the associated revenue ratably over the annual contract period. Because the majority of our maintenance contracts are on calendar-year terms, payments from customers for maintenance generally are received in the second quarter of our fiscal year. Our primary uses of cash from operating activities are for personnel related expenditures, facilities and technology costs.

Cash provided by operations was $83.8 million and $15.2 million in the first six months of 2005 and 2004, respectively. The higher cash provided by operations in 2005 compared to 2004 was due primarily to (1) improved profitability in 2005 versus 2004 (net income increased $63.1 million in the first six months of 2005 to $39.7 million from a net loss of $23.4 million in the first six months of 2004), (2) receipt of a federal income tax refund of $39.5 million in the first quarter of 2005 and (3) lower cash disbursements for restructuring and other charges in the first six months of 2005. Day sales outstanding in accounts receivable was 71 days at April 2, 2005 compared to 69 days at September 30, 2004 and 85 days at April 3, 2004.

Cash used by investing activities was $9.1 million in the first six months of 2005, compared to $5.7 million in the first six months of 2004. Cash used by investing activities for the first six months of 2005 and 2004 was for the acquisition of property and equipment and other intangible assets. Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements. The increase in the first six months of 2005 compared to the first six months of 2004 is in line with our planned 2005 capital expenditures, which are higher than 2004 in order to support our strategic initiatives.

Financing activities provided cash of $7.3 million in the first six months of 2005 and $4.8 million in the first six months of 2004, primarily from the issuance of common stock under our employee stock purchase and stock option plans. In December 2004, the Financial Accounting Standard Board (FASB) issued SFAS No. 123R, Share-Based Payment, regarding revised accounting rules for company-sponsored stock purchase plans. In light of these accounting changes, we suspended offerings under our employee stock purchase plan (ESPP) with the offering that was to have commenced on February 1, 2005 while we assess the impact of these new accounting rules.

On March 10, 2005, at the Annual Meeting of Stockholders, our stockholders approved amendments to our 2000 Equity Incentive Plan that (1) authorize us to exchange and cancel certain outstanding out-of-the-money non-executive employee stock options for either cash or shares of restricted stock, and (2) enable us to grant restricted stock more broadly as equity awards. The amendments are designed to reduce the overall number of employee stock options outstanding and to enable us to issue restricted shares more broadly as a component of our equity incentive program. We currently anticipate that the option exchange will be completed in the quarter in which we adopt SFAS No. 123R, as described in Notes 3 and 6 of Notes to Consolidated Financial Statements. We are currently evaluating whether to adopt SFAS No. 123R early in the fourth quarter of 2005 or to wait until the first quarter of 2006. We estimate that the cash required to fund the option exchange will be $15 million to $20 million. Going forward, we anticipate that we will make more use of restricted stock grants, which require fewer shares than stock options to deliver comparable value. The use of restricted shares, coupled with suspension of the ESPP, would result in lower cash proceeds to us. The ESPP and exercise of employee stock options generated cash proceeds of $7.3 million in the first six months of 2005 and of $9.7 million in the year ended September 30, 2004.

In September 1998, our Board of Directors authorized us to repurchase up to 20.0 million shares of our common stock, and in July 2000 increased the number of shares we are authorized to repurchase to 40.0 million. Through April 2, 2005, we had repurchased a total of 31.2 million shares. We did not repurchase any shares during the first six months of 2005 or 2004.

We lease office facilities and certain equipment under operating leases that expire at various dates through 2014, including an operating lease agreement related to our headquarters office in Needham, Massachusetts entered into in 2000, which expires in 2013, subject to certain renewal rights. These leases qualify for operating lease accounting treatment and, as such, are not included on our balance sheet. At September 30, 2004, our total contractual obligations, which include future minimum lease payments (net of sublease income) under noncancellable operating leases, pension obligations and other purchase obligations, was $227.6 million ($50.5 million due in less than one year, $59.6 million due in one to three years, $46.6 million due in three to five years, and $70.9 million due thereafter). Total contractual obligations have not changed significantly from September 30, 2004. For further information on these obligations, refer to Contractual Obligations beginning on page 23 of our Annual Report on Form 10-K for the year ended September 30, 2004.

We believe that existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our working capital, option exchange, and capital expenditure requirements through at least the next twelve months. During 2005, we expect to make cash disbursements estimated at $12 million for restructuring charges incurred in 2004 and prior periods. Capital expenditures for property and equipment for 2005 are currently anticipated to be approximately $15 million. Our cash position could be adversely affected if we are not able to continue to generate operating profits.

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

New Accounting Pronouncements

In accordance with recently issued accounting pronouncements, we will be required to comply with certain changes in accounting rules and regulations. See Note 6 of Notes to Consolidated Financial Statements.

Important Factors That May Affect Future Results

The following are some of the factors that could affect our future results. They should be considered when evaluating forward-looking statements contained in this Quarterly Report on Form 10-Q and otherwise made by us or on our behalf, because these factors could cause actual results and conditions to differ materially from those projected in forward-looking statements.

I. Operational Considerations

Our operating results fluctuate within each quarter and from quarter to quarter making our future revenues and operating results difficult to predict.

While our sales cycle varies substantially from customer to customer, a high percentage of our revenue has historically been generated in the third month of each fiscal quarter, and this revenue tends to be concentrated in the later part of that month. Our orders early in a quarter will not generally occur at a rate which, if sustained throughout the quarter, would be sufficient to assure that we will meet our revenue targets for any particular quarter. Moreover, our transition from a one-product company to a multi-product company, our increased use of indirect distribution channels through alliances with resellers and other strategic partners and our shift in business emphasis to offering a product development system comprised of components that can be purchased in stages have resulted in more unpredictable and often longer sales cycles for products and services. Accordingly, our quarterly results may be difficult to predict prior to the end of the quarter. Any inability to obtain large orders or orders in large volumes or to make shipments or perform services in the period immediately preceding the end of any particular quarter may cause the results for that quarter to fall short of our revenue targets. In addition, our operating expenses are based on expected future revenue and are largely fixed for the short term. As a result, a revenue shortfall in any quarter could cause our earnings for that quarter to fall below expectations as well. Any failure to meet our quarterly revenue or earnings targets could adversely impact the market price of our stock.

Other factors that may cause quarter-to-quarter revenue and earnings fluctuations or that may affect our ability to make quarter-end shipments include the following:

•	our sales incentive structure is weighted more heavily toward the end of the fiscal year, and the revenue for the first quarter historically has been lower and more difficult to predict than that for the fourth quarter of the immediately preceding fiscal year;

•	variability in the levels of professional service revenues and the mix of our license and service revenues;

•	declines in license sales may adversely affect the size of our installed base and our level of service revenue;

•	the outsourcing of our software distribution operations to third-party vendors may lessen our ability to undertake corrective measures or alternative operations in the event shipping systems or processes are interrupted or are hampered due to conditions beyond our or our vendor’s control at the end of any particular quarter; and

•	a significant portion of our revenue is in foreign currency and major shifts in foreign currency exchange rates could impact our reported revenue.

In addition, the levels of quarterly or annual software or service revenue in general, or for particular geographic areas, may not be comparable to those achieved in previous periods.

General economic and political conditions may impact our results.

Our revenue growth and profitability depends on the overall demand for software and related services. This demand has been adversely affected by unfavorable economic conditions, as customers have reduced, or are deferring, spending on information technology improvements, which, in turn has affected our operating results. Although we recently have seen modest improvements in information technology spending, a return to unfavorable economic conditions has the potential to materially and adversely affect us.

Political and social events in recent years, including concerns regarding terrorism, have the potential to put further pressure on economic conditions both domestically and internationally. The potential turmoil that may result from such events contributes to the uncertainty of the economic climate. The impact of such conditions may have a materially adverse impact on our business, operating results, and financial position.

We use third parties, such as resellers and other strategic partners, for the distribution and implementation of our software solutions, which makes it more difficult to manage the sales process.

We have entered into relationships with groups of geographically dispersed resellers and other strategic partners to promote, sell and/or implement our products, which can reduce our control over the sales process and the delivery of services to our customers. Our successful use of third parties will depend on:

•	our ability to enter into agreements with appropriate third parties that can deliver our products and/or services in appropriate markets;

•	the third party’s ability to learn, promote and implement our products; and

•	our ability to efficiently manage our sales channels by effectively coordinating and managing joint activities (including sales, marketing, implementation, support and customer service).

We may be unable to implement new initiatives successfully.

Part of our success has resulted from our ability to implement new initiatives, including new product introductions, technology acquisitions, and organizational changes. Our future operating results will continue to depend upon:

•	our successful implementation of a unified PLM product strategy, including the realignment and efficient use of our internal resources, the management of multiple development and distribution processes and effective mitigation of disruption that may result from organizational change;

•	our ability to deliver an integrated and comprehensive suite of solutions and to capitalize on existing synergies by offering a comprehensive product development system;

•	our ability to integrate acquired technologies into our integrated suite of products;

•	our ability to appropriately allocate and implement cost cutting measures, including transferring activities to lower cost regions, that increase profitability while maintaining adequate resources for effective and coordinated organizational performance;

•	the success of our sales coverage optimization initiatives, including:

—	the effectiveness of our organizational sales model,

—	our ability to manage our internal sales organization effectively, including ensuring that we have the appropriate number of sales representatives with the skills and knowledge necessary for selling our products and educating our customers about our products, in order to create and meet demand for our products, and

—	our ability to broaden and effectively use indirect distribution channels through alliances with resellers and other strategic partners;

•	our ability to anticipate and meet evolving customer requirements for PLM solutions and successfully deliver products and services at an enterprise level;

•	our ability to identify and penetrate additional industry sectors that represent growth opportunities, both through new product and sales initiatives and through acquisitions;

•	our ability to execute customer satisfaction initiatives and programs in order to retain our customer base and to develop customer references upon which we can expand that base; and

•	our ability to effectively use our current resources, as reduced by our past cost reduction programs, to undertake one or more strategic initiatives while maintaining recurring operations at satisfactory levels.

We are dependent on key personnel whose loss could cause delays in our product development and sales efforts.

Our success depends upon our ability to attract and retain highly skilled technical, managerial and sales personnel. Competition for such personnel in our industry is intense. This competition is even greater in offshore regions where we have shifted certain research and development resources and where concerted efforts to solicit employees are not uncommon. We assume that we will continue to be able to attract and retain such personnel. Our failure to do so, however, could have a material adverse effect on our business.

We must continually modify and enhance our products to keep pace with changing technology, and we may experience delays in developing and debugging our software.

We must continually modify and enhance our products to keep pace with changes in computer software, hardware and database technology, as well as emerging Internet standards. We must also continually expend efforts to review and fix errors (“bugs”) found in our current and upcoming software releases. Our ability to remain competitive will depend on our ability to:

•	enhance our current offerings and develop new products and services that keep pace with technological developments and effectively undertake “debugging” efforts through:

—	internal research and development and quality assurance programs,

—	acquisition of technology, and

—	strategic partnerships;

•	meet evolving customer requirements, especially ease-of-use and interoperability;

•	adequately utilize our development resources in the face of a challenging economic climate; and

•	license appropriate technology from third parties for inclusion in our products.

Also, as is common in the computer software industry, we may from time to time experience delays in our product development and “debugging” efforts. Our performance could be hurt by significant delays in developing, completing or shipping new or enhanced products. Moreover, if significant bugs were found in our software products, we could be adversely impacted by negative customer reaction and could experience delays in our new product development efforts, as development resources might need to be shifted toward our debugging efforts. Among other things, such delays could cause us to incorrectly predict the fiscal quarter in which we will realize revenue from the shipment of the new or enhanced products and give our competitors a greater opportunity to market competing products.

We may be unable to price our products competitively or distribute them effectively.

Our success is tied to our ability to price our products and services competitively and to deliver them efficiently, including our ability to:

•	provide a range of products with functionality that our customers want at prices they can afford;

•	build appropriate direct distribution channels; and

•	build appropriate indirect distribution channels.

We may be adversely affected by a decline in demand for PLM solutions.

We currently derive our license and service revenues from a group of related PLM software products and services and we expect this to continue into the future. As a result, factors affecting the demand for PLM software solutions or pricing pressures on this single category could have a material adverse effect on our financial condition and results of operations.

We depend on sales within the discrete manufacturing market.

A large amount of our revenues are related to sales to customers in the discrete manufacturing sector. A decline in spending in this sector could have a material adverse effect on our financial condition and results of operations.

We depend on sales from outside the United States that could be adversely affected by changes in the international markets.

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

We may be unable to adequately protect our proprietary rights.

Our software products and our trademarks, including our company names, product names and logos, are proprietary. We protect our intellectual property rights in these items by relying on copyrights, trademarks, patents and common law safeguards, including trade secret protection, as well as restrictions on disclosures and transferability contained in our agreements with other parties. Despite these measures, the laws of all relevant jurisdictions may not afford adequate protection to our products and other intellectual property. If our measures to protect our intellectual property rights fail, others may be able to use those rights, which could reduce our competitiveness and harm our business.

Intellectual property infringement claims could be asserted against us, which could be expensive to defend and could result in the loss of our rights.

The software industry is characterized by frequent litigation regarding copyright, patent and other intellectual property rights. While we have not, to date, had any significant claims of this type asserted against us, such claims could be asserted against us in the future. If a lawsuit of this type is filed, it could result in significant expense to us and divert the efforts of our technical and management personnel. We cannot be sure that we would prevail against any such asserted claims. If we did not prevail, we could be prevented from using that intellectual property or required to enter into royalty or licensing agreements, which might not be available on terms acceptable to us, or at all. In addition to possible claims with respect to our proprietary information, some of our products contain technology developed by and licensed from third parties and we may likewise be susceptible to infringement claims with respect to these third-party technologies.

We may be unable to successfully acquire strategic businesses and any businesses we acquire may not achieve the revenue and earnings we anticipated.

The success of our long-term strategic plan depends in part on our ability to acquire strategic businesses. If we are unable to identify and acquire appropriate strategic businesses, we may not achieve our revenue targets.

In addition, business combinations involve a number of factors that affect operations, including:

•	diversion of management’s attention;

•	loss of key personnel;

•	entry into unfamiliar markets;

•	assumption of unanticipated legal or financial liabilities;

•	becoming significantly leveraged as a result of incurring debt to finance an acquisition;

•	unanticipated operating difficulties in connection with the acquired entities, including potential declines in revenue of the acquired entity;

•	impairment of acquired intangible assets, including goodwill; and

•	dilution to our earnings per share.

As a result, we may fail to successfully integrate businesses that we may acquire without incurring substantial expenses, delays or other problems that could negatively impact our results of operations. If our short-term liquidity declines in connection with an acquisition, our ability to implement other strategic initiatives or make investments in our operational infrastructure could be impaired.

II. Design Solutions Related Considerations

Increasing competition in the computer aided design marketplace may reduce our revenues.

There are an increasing number of competitive design products, some of which emphasize lower price points and ease of use compared to the more robust functionality of our solutions. This increased competition makes attracting new customers more difficult. In addition, some competitive products have reached a level of functionality whereby product differentiation is less likely, in and of itself, to dislodge incumbent design systems, given the training, data conversion, and other startup costs associated with system replacement. We recently introduced Pro/ENGINEER Wildfire, which focuses on PLM interoperability and ease of use. Although Pro/ENGINEER Wildfire and other initiatives are designed to address these competitive pressures, increased competition and further market acceptance of competitive products could have a negative effect on pricing and revenue for our products, which could have a material adverse affect on our results.

In addition, even though our design software is capable of performing on a variety of platforms as compared to several of our competitors whose products focus on single platform applications (particularly Windows-based platforms), there can be no assurance that we will have a competitive advantage by offering multiple platform applications.

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

Growth in the computer aided design solutions industry has slowed.

Growth in certain segments of the computer aided design solutions industry has slowed and, coupled with decreased functional differentiation among flexible engineering tools, may adversely affect our ability to penetrate the market for new customers and recapture our market share. Over the long term, we believe our emphasis on PLM solutions will allow us to differentiate our design solutions from the competition and stabilize sales of our design solutions products while we seek to increase sales of our collaboration and control solutions. However, the strategy may not be successful or may take longer than we plan. Our operating results in any quarter could be materially adversely affected if these assumptions are incorrect.

III. Collaboration and Control Solutions and Overall PLM Related Considerations

Our assumptions about the Product Lifecycle Management (PLM) market opportunity may be wrong.

We have identified PLM as a new market opportunity for us and have devoted significant resources toward capitalizing on that opportunity. We offer a suite of PLM solutions and related services targeted at this market based on our collaboration and control solutions, together with our design solutions. This suite includes software and services that use Internet technologies to enable our customers’ employees, suppliers and customers to collaboratively develop, build, distribute and manage products throughout their entire lifecycle. Because the market for software products that enable companies to collaborate on product information on an enterprise-wide level is newly emerging, we cannot be sure of the size of this market, whether it will grow, or whether companies will elect to use our products or acquire them from other sources, or forego PLM initiatives altogether.

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

Our Windchill technology, which is central to our PLM strategy, is not yet well established in the marketplace.

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

The software is still relatively new. If our customers cannot successfully deploy our solutions, or if our solutions are not well accepted within our customers’ organizations by their users after deployment, our operating results may be adversely affected.

Our PLM solutions strategy is developing.

We are pursuing a strategy to provide a series of easily deployable PLM solutions that address specific business challenges that arise at points along the product lifecycle timeline (our Windchill Link solutions). These Windchill Link solutions use our Internet-based Windchill architecture as well as components of our design solutions. By offering pre-configured, fully integrated applications that can be implemented quickly, our strategy is designed both to solve customers’ problems relating to costly, large-scale implementation projects and to provide customers with the ability to deploy a product development system that meets their evolving requirements. If we are unable to provide these solutions or are unable to meet customer expectations, our overall revenue may be adversely affected.

Our Windchill Link solutions may crowd out service revenue and our initiatives to use select resellers to distribute these solutions may put pressure on license margins.

Our introduction of our Windchill Link solutions, which have been developed to permit quick installation and provide customers more autonomy over solving their problems, may have an adverse effect on our service revenue. Additionally, we also have begun to offer a limited number of qualified resellers the ability to offer our Windchill Link solutions. We believe that entering into these relationships will best serve to expand the coverage of our PLM software solutions, generate sufficient additional license revenue to compensate for reduced margins, and provide the necessary regional coverage for their implementation and support. If these assumptions are inaccurate or if projected additional license revenue and/or broader market coverage does not materialize, our revenues may be adversely affected.

PLM software solutions must meet our customers’ expectations for integration with existing systems to generate references for new accounts.

Our PLM software must integrate with our customers’ and their partners’ existing computer systems and software programs. In certain cases, we use third-party technologies to facilitate these integrations. As many of our customers will be facing these integration issues for the first time, particularly in the context of collaborating with customers, supply chain partners and other members of the extended enterprise, our customers could become dissatisfied with our products or services if systems integration proves to be difficult, costly or time consuming, and our operating results could be adversely affected. Moreover, due to the emerging nature of the industry and technology, the sales process relies in large part on customer references. Accordingly, if our customers become dissatisfied, future business and revenues may be adversely affected.

Competition is increasing, which may reduce our profits and limit or reduce our market share.

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

In addition, analysts expect future consolidation within the software industry, which could give rise to new competitors. To compete effectively in this evolving industry, we must:

•	successfully develop solutions that are technologically superior to those of our competitors;

•	effectively demonstrate the value proposition offered by our solutions, including return on investment and value creation; and

•	overcome the perception, based on our historical roots, that we are solely a mechanical computer aided design (MCAD) company.

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

IV. Other Considerations

We are required to report on, and obtain the attestation of our independent registered public accounting firm, relating to our internal control over financial reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our fiscal 2005 Annual Report on Form 10-K our assessment, as well as an attestation from our independent registered public accounting firm, of the effectiveness of our internal control over financial reporting. While we believe our internal control over financial reporting is adequate and has been well documented, we cannot be sure that we will not receive an adverse opinion from our independent registered public accounting firm or that unforeseen circumstances will result in one or more of our controls becoming ineffective. If we are unable to implement the requirements of Section 404 in a timely manner or if we, or our independent registered public accounting firm, report material weaknesses in our internal controls, investors could lose confidence in the accuracy of our financial reports, which could cause our stock price to decline. In addition, we would potentially be subject to sanctions or investigation by regulatory authorities, including the Securities and Exchange Commission or the Nasdaq National Market.

Our stock price has been highly volatile, which may make it harder to resell your shares at a time and at a price that is favorable to you.

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

We expect to adopt SFAS No. 123R in either the fourth quarter of 2005 or the first quarter of 2006. We expect adoption of SFAS No. 123R will result in incremental expense on our consolidated statement of operations. If the market reacts negatively to the effect of this incremental expense on our results of operations, our stock price and market capitalization could be adversely affected.

Also, traditionally, a large percentage of our common stock has been held by institutional investors. Purchases and sales of our common stock by certain of these institutional investors could have a significant impact on the market price of the stock. For more information about those investors, please see our proxy statement with respect to our most recent annual meeting of stockholders and Schedules 13D and 13G filed with the SEC with respect to our common stock.

We are currently defending a lawsuit seeking substantial damages in which we could be liable.

On May 30, 2003, a lawsuit was filed against us in the U.S. District Court for the District of Massachusetts by Rand A Technology Corporation and Rand Technologies Limited (together, “Rand”). Rand historically had been our largest distributor. The complaint alleges various breaches of a revised one-year distribution agreement entered into in December 2002, as well as other agreements between Rand and us, and also asserts certain non-contract claims. The complaint, as amended, seeks equitable relief and substantial damages. On November 24, 2003, we filed our substantive response to Rand’s complaint and asserted counterclaims against Rand. During the second quarter of 2005, Rand quantified its claimed actual damages as being in excess of $50 million and Rand asserts that this amount should be trebled by the court. We believe Rand’s claims and its damages assessment associated with those claims are without merit and will continue to contest them vigorously. We also intend diligently to prosecute our counterclaims. We cannot predict the ultimate resolution of this action at this time, and there can be no assurance that this action will not have a material adverse impact on our financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than as disclosed in this report on Form 10-Q, there have been no significant changes in our market risk exposure as described in Item 7A: Quantitative and Qualitative Disclosures About Market Risk to our 2004 Annual Report on Form 10-K.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 30, 2003, a lawsuit was filed against us in the U.S. District Court for the District of Massachusetts by Rand A Technology Corporation and Rand Technologies Limited (together, “Rand”). Rand historically had been our largest distributor. The complaint alleges various breaches of a revised one-year distribution agreement entered into in December 2002, as well as other agreements between Rand and us, and also asserts certain non-contract claims. The complaint, as amended, seeks equitable relief and substantial damages. On November 24, 2003, we filed our substantive response to Rand’s complaint and asserted counterclaims against Rand. During the second quarter of 2005, Rand quantified its claimed actual damages as being in excess of $50 million and Rand asserts that this amount should be trebled by the court. We believe Rand’s claims and its damages assessment associated with those claims are without merit and will continue to contest them vigorously. We also intend diligently to prosecute our counterclaims. We cannot predict the ultimate resolution of this action at this time, and there can be no assurance that this action will not have a material adverse impact on our financial condition or results of operations.

We also are subject to various legal proceedings and claims that arise in the ordinary course of business. We currently believe that resolving these other matters will not have a material adverse impact on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on March 10, 2005, the stockholders:

•	elected Robert N. Goldman, C. Richard Harrison and Joseph M. O’Donnell as Class III directors of the Company to hold office until the 2008 Annual Meeting (subject to the election and qualification of their successors and to their earlier resignation, removal or death):

	Votes For	Votes Withheld or Opposed
Robert N. Goldman	222,829,696	20,025,982
C. Richard Harrison	234,834,104	8,021,573
Joseph M. O’Donnell	236,261,406	6,594,272

•	approved amendments to our 2000 Equity Incentive Plan, including the authority for an exchange and cancellation of outstanding stock options:

Votes For	Votes Against	Votes Abstaining
143,255,775	56,169,921	2,340,555

•	approved an amendment to our Articles of Organization authorizing a reverse stock split at a two-for-five ratio:

Votes For	Votes Against	Votes Abstaining
204,908,761	36,184,049	1,762,867

•	confirmed the selection by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2005.

Votes For	Votes Against	Votes Abstaining
236,765,749	4,481,438	1,608,489

ITEM 6. EXHIBITS

10.1*	2000 Equity Incentive Plan, as amended and approved by the stockholders on March 10, 2005.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32**	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

*	Indicates a management contract or compensatory plan or arrangement in which an executive officer or director of PTC participates.

**	Indicates that the exhibit is being furnished with this report and is not filed as a part of it.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PARAMETRIC TECHNOLOGY CORPORATION

By:	/s/ CORNELIUS F. MOSES, III
Cornelius F. Moses, III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 12, 2005