Form 10-Q
period 2005-07-02
PARAMETRIC TECHNOLOGY CORP
filed 2005-08-11
CIK 857005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: July 2, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES  ☒    NO  ☐

There were 272,312,542 shares of our common stock outstanding on August 8, 2005 and 272,071,148 shares of our common stock outstanding on July 2, 2005.

PARAMETRIC TECHNOLOGY CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended July 2, 2005

PART I—FINANCIAL INFORMATION

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	July 2, 2005	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$403,008	$294,887
Accounts receivable, net of allowance for doubtful accounts of $5,802 and $6,340 at July 2, 2005 and September 30, 2004, respectively	129,402	130,393
Prepaid expenses	24,752	21,675
Other current assets (Note 1)	48,206	36,262
Income taxes receivable (Note 7)	—	39,523

Total current assets	605,368	522,740
Property and equipment, net	53,057	55,780
Goodwill	49,471	45,221
Other intangible assets, net	14,080	11,322
Other assets	32,834	31,319

Total assets	$754,810	$666,382

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,253	$19,067
Accrued expenses and other current liabilities	39,935	39,420
Accrued compensation and benefits	50,404	58,086
Accrued income taxes	39,044	39,428
Deferred revenue	202,229	176,664

Total current liabilities	353,865	332,665
Other liabilities	84,092	91,766
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 272,071 and 269,509 shares issued and outstanding at July 2, 2005 and September 30, 2004, respectively	2,721	2,695
Additional paid-in capital	1,671,305	1,662,421
Accumulated deficit	(1,320,833)	(1,387,150)
Accumulated other comprehensive loss	(36,340)	(36,015)

Total stockholders’ equity	316,853	241,951

Total liabilities and stockholders’ equity	$754,810	$666,382

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended		Nine months ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Revenue:
License	$49,228	$52,405	$148,855	$146,893
Service	131,106	115,972	376,772	343,002

Total revenue	180,334	168,377	525,627	489,895

Costs and expenses:
Cost of license revenue	1,692	2,260	4,945	6,301
Cost of service revenue	50,434	43,764	144,411	132,440
Sales and marketing	59,533	55,237	174,652	170,554
Research and development	28,061	26,250	82,875	82,609
General and administrative	13,874	13,369	43,856	42,693
Amortization of intangible assets (Note 5)	226	1,227	670	3,972
Restructuring and other charges (Note 2)	—	3,548	—	41,848

Total costs and expenses	153,820	145,655	451,409	480,417

Operating income	26,514	22,722	74,218	9,478
Other income (expense), net	2,476	(300)	4,226	(613)

Income before income taxes	28,990	22,422	78,444	8,865
Provision for income taxes	2,336	6,287	12,127	16,096

Net income (loss)	$26,654	$16,135	$66,317	$(7,231)

Earnings (loss) per share—Basic and Diluted	$0.10	$0.06	$0.24	$(0.03)
Weighted average shares outstanding—Basic	271,791	268,104	271,018	267,292
Weighted average shares outstanding—Diluted	280,091	274,983	279,720	267,292

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended
	July 2, 2005	July 3, 2004
Cash flows from operating activities:
Net income (loss)	$66,317	$(7,231)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	18,565	27,517
Other non-cash costs and expenses, net	(1,022)	4,076
Changes in operating assets and liabilities that provided (used) cash, net of acquisitions:
Accounts receivable	402	2,795
Accounts payable and accrued expenses	(5,611)	(7,781)
Accrued compensation and benefits	(7,765)	(3,458)
Deferred revenue	15,290	24,936
Income taxes receivable, net of accrued income taxes	39,441	10,620
Other current assets and prepaid expenses	746	10,123
Other noncurrent assets and liabilities	(6,918)	119

Net cash provided by operating activities	119,445	61,716

Cash flows from investing activities:
Additions to property and equipment	(11,561)	(6,086)
Additions to other intangible assets	(1,173)	(1,523)
Acquisition of businesses, net of cash acquired	(6,810)	(9,822)

Net cash used by investing activities	(19,544)	(17,431)

Cash flows from financing activities:
Proceeds from issuance of common stock	8,943	5,217
Purchases of treasury stock	(291)	—
Payments of capital lease obligations	(177)	—

Net cash provided by financing activities	8,475	5,217

Effect of exchange rate changes on cash and cash equivalents	(255)	2,927

Net increase in cash and cash equivalents	108,121	52,429
Cash and cash equivalents, beginning of period	294,887	205,312

Cash and cash equivalents, end of period	$403,008	$257,741

Supplemental disclosures of cash flow information:
Property and equipment acquired under capital leases	$1,488	$—

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three months ended		Nine months ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net income (loss)	$26,654	$16,135	$66,317	$(7,231)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0 for all periods	(4,414)	(855)	(1,175)	1,190
Net unrealized gain (loss) on securities, net of tax of $0 for all periods	359	(221)	849	257

Other comprehensive income (loss)	(4,055)	(1,076)	(326)	1,447

Comprehensive income (loss)	$22,599	$15,059	$65,991	$(5,784)

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Parametric Technology Corporation and its wholly owned subsidiaries and have been prepared by management in accordance with accounting principles generally accepted in the United States of America. Unless otherwise indicated, all references to a year reflect our fiscal year, which ends on September 30. The year-end consolidated balance sheet is derived from our audited financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated. We have made a reclassification within cash flows from operating activities on the Consolidated Statement of Cash Flows for the nine months ended July 3, 2004 to conform to the 2005 presentation. While we believe that the disclosures presented are adequate to make the information not misleading, these unaudited quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

Deferred revenue primarily relates to software maintenance agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and, if not yet paid, the related customer receivable is included in other current assets. Total maintenance-related customer receivables included in other current assets at July 2, 2005 and September 30, 2004 were $46.2 million and $33.3 million, respectively.

The results of operations for the three and nine months ended July 2, 2005 are not necessarily indicative of the results expected for the remainder of the fiscal year.

2. Restructuring and Other Charges

In connection with our operating cost reduction initiative commenced in 2003, in the third quarter and first nine months of 2004, we recorded total restructuring and other charges of $3.5 million and $41.8 million, respectively. Those charges include costs for severance and termination benefits related to 459 employees terminated during the first nine months of that year, of which 49 were terminated in the third quarter, and excess facilities and other costs. The charges for excess facilities were primarily related to gross lease commitments in excess of estimated sublease income for excess facilities. Of the total restructuring and other charges recorded for the first nine months of 2004, $1.6 million was non-cash for the write-off of leasehold improvements related to the excess facilities. There were no restructuring and other charges in the first nine months of 2005.

The following table summarizes restructuring accrual activity for the three and nine months ended July 2, 2005:

	Three months ended July 2, 2005			Nine months ended July 2, 2005
	Employee Severance and Related Benefits	Facility Closures and Other Costs	Total	Employee Severance and Related Benefits	Facility Closures and Other Costs	Total
	(in thousands)
Beginning balance	$163	$37,544	$37,707	$388	$42,933	$43,321
Cash disbursements	(104)	(1,843)	(1,947)	(329)	(7,369)	(7,698)
Foreign exchange impact	—	(157)	(157)	—	(20)	(20)

Balance, July 2, 2005	$59	$35,544	$35,603	$59	$35,544	$35,603

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accrual for facility closures and related costs is included in current liabilities (accrued expenses and other current liabilities) and long-term liabilities (other liabilities) in the consolidated balance sheets, and the accrual for employee severance and related benefits is included in accrued compensation and benefits. As of July 2, 2005, of the $35.6 million remaining in accrued restructuring charges, $11.2 million was included in current liabilities and $24.4 million was included in other long-term liabilities, principally for facility costs to be paid out through 2014.

3. Employee Stock Plans

As described in Note 6, Recent Accounting Pronouncements, in December 2004 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). SFAS No. 123R will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option pricing model. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. We adopted SFAS No. 123R on July 3, 2005, effective with the beginning of our fourth quarter. We expect that we will incur approximately $17 million of expense related to equity-based compensation in the fourth quarter of 2005. This expected amount includes expense for past stock option grants as well as the equity awards granted in the fourth quarter of 2005 described below. The actual expense amount will be finally determined in accordance with recent interpretations of SFAS No. 123R.

On March 10, 2005, our stockholders approved amendments to our 2000 Equity Incentive Plan that (1) authorize us to exchange and cancel certain outstanding out-of-the-money non-executive employee stock options for either cash or shares of restricted stock (the “Exchange”), (2) authorize the grant of restricted stock units, and (3) enable us to grant a greater number of shares of restricted stock as equity awards. The amendments are designed to reduce the overall number of employee stock options outstanding and reduce potential stockholder dilution.

On July 6, 2005, we filed a Tender Offer Statement on Schedule TO with the Securities and Exchange Commission (the “SEC”) outlining the terms of the Exchange. In the Exchange, we offered eligible employees the opportunity to exchange outstanding stock options with exercise prices equal to or greater than $9 per share granted under our participating incentive plans for a cash payment. The offer period commenced on July 6, 2005 and expired on August 3, 2005. Employees holding approximately 18.3 million eligible stock options elected to participate in the Exchange. The aggregate amount of the cash payments to be made to employees in exchange for their eligible options is $12.8 million and will be paid in the fourth quarter. We expect that cash payments made in connection with the Exchange will be recorded as a charge to stockholders’ equity in accordance with the provisions of SFAS No. 123R. Accounting for the Exchange will be reflected in our consolidated financial statements for the fourth quarter of 2005.

We have equity incentive plans for employees, directors, officers and consultants that provide for grants of nonqualified and incentive stock options, restricted stock, restricted stock units and stock appreciation rights. We historically have granted stock options. For those options, the option exercise price is typically the fair market value at the date of grant, and they generally vest over four years and expire ten years from the date of grant. Going forward, we plan to use restricted stock and restricted stock units as the principal equity incentive awards. In addition, we historically have offered an employee stock purchase plan (ESPP) for all eligible employees. SFAS No. 123R includes revised accounting rules for company-sponsored stock purchase plans. In light of these accounting changes, we have suspended offerings under the ESPP as of the date of the offering that was to have commenced on February 1, 2005. These equity incentive plans are described more fully in Note I to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2005, we granted our equity incentive awards for the 2005 fiscal year, which grants had been delayed from the beginning of the fiscal year pending the Company’s adoption of SFAS No. 123R. We granted to our non-employee directors an aggregate of 210,000 shares of restricted stock, the restrictions on which will lapse in three substantially equal installments on each of November 1, 2005, November 1, 2006 and November 1, 2007. We also granted primarily to our executive officers an aggregate of 1,618,000 shares of restricted stock, 809,000 of which are performance-based and may be earned in whole or in part upon achievement of performance criteria. The restrictions on the shares granted to those officers, including the performance-based shares so earned, will lapse in three substantially equal installments on each of November 1, 2005, November 1, 2006 and November 1, 2007. In addition, we granted an aggregate of 3,388,425 restricted stock units to our employees. Each restricted stock unit represents the right to receive one share of our common stock. The restricted stock units generally will vest, and the shares issuable upon such vesting will be issued, in three substantially equal installments on each of September 27, 2005, November 1, 2006 and November 1, 2007. Finally, in connection with a consulting agreement we entered into with Michael E. Porter, a non-employee director, we made a grant of 100,000 shares of restricted stock, the restrictions on which will lapse in three substantially equal annual installments, beginning on the first anniversary of the date of grant.

Through July 2, 2005, the end of our third quarter of 2005, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB No. 25, no compensation cost is recognized when the option exercise price is equal to the market price of the underlying stock on the date of grant. Under SFAS No. 123R, which we adopted on July 3, 2005, employee stock options are valued at the grant date using an option pricing model and compensation cost is recognized ratably over the vesting period.

As permitted by APB No. 25, prior to adoption of SFAS No. 123R, we generally have not recognized compensation expense in connection with stock option grants to employees, directors and officers under our plans. The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to all stock-based awards to employees.

	Three months ended		Nine months ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
	(in thousands, except per share data)
Net income (loss), as reported	$26,654	$16,135	$66,317	$(7,231)
Stock-based employee compensation cost included in reported net income (loss), net of tax of $0 for all periods	36	110	254	328
Stock-based employee compensation expense determined under fair value based method, net of tax of $0 for all periods	(5,505)	(8,252)	(19,917)	(26,401)

Pro forma net income (loss)	$21,185	$7,993	$46,654	$(33,304)

Earnings (loss) per share:
Basic and diluted—as reported	$0.10	$0.06	$0.24	$(0.03)
Basic and diluted—pro forma	$0.08	$0.03	$0.17	$(0.12)

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

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no stock options granted during the third quarter and first nine months of 2005. The fair value of options granted during the third quarter and first nine months of 2004 was estimated at the date of grant using the Black-Scholes option-pricing model assuming the following weighted-average assumptions:

Nine months ended July 3, 2004
Expected life of options (years)	4.0
Expected life of ESPP shares (months)	6.0
Risk-free interest rates for options	3.0-3.5%
Risk-free interest rates for ESPP shares	1.2-3.3%
Volatility	75%
Dividend yield	—

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

Stock options to purchase 40.3 million, 42.0 million and 45.0 million shares for the third quarter and first nine months of 2005 and the third quarter of 2004, respectively, had exercise prices per share that were greater than the average market price of our common stock for those periods. These shares were excluded from the computation of diluted EPS as the effect would have been anti-dilutive. Due to the net loss generated in the first nine months of 2004, the effect of outstanding stock options for the purchase of 67.6 million shares was excluded from the computation of diluted EPS as the effect would have been anti-dilutive. Of that amount, 48.2 million shares had exercise prices per share that were greater than the average market price of our common stock for that period.

	Three months ended		Nine months ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
	(in thousands, except per share data)
Net income (loss)	$26,654	$16,135	$66,317	$(7,231)

Weighted average shares outstanding	271,791	268,104	271,018	267,292
Dilutive effect of employee stock options	8,300	6,879	8,702	—

Diluted shares outstanding	280,091	274,983	279,720	267,292

Basic earnings (loss) per share	$0.10	$0.06	$0.24	$(0.03)
Diluted earnings (loss) per share	$0.10	$0.06	$0.24	$(0.03)

5. Goodwill and Other Intangible Assets

We operate within a single industry segment—computer software and related services. Within this single industry segment as described in Note 8, Segment Information, we have two reportable segments: (1) software

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

products and (2) services. All of our goodwill and other intangible assets are associated with our software products reportable segment. Goodwill and other indefinite lived intangible assets are tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting segment below its carrying value. We conduct our annual impairment test as of the end of the third quarter of each year. We completed our most recent annual impairment review as of the end of the third quarter of 2005 and concluded that, as of July 2, 2005, no impairment charge was required. Other intangible assets with finite lives are tested for impairment if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting segment below its carrying value.

The following goodwill and other intangible assets are included in the accompanying consolidated balance sheets:

	July 2, 2005			September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Goodwill and intangible assets with indefinite lives (not amortized):
Goodwill	$154,308	$104,837	$49,471	$150,223	$105,002	$45,221
Trademarks	10,214	6,068	4,146	10,232	6,078	4,154

Sub-total	164,522	110,905	53,617	160,455	111,080	49,375
Intangible assets with finite lives (amortized):
Purchased software	35,223	29,461	5,762	30,385	29,060	1,325
Capitalized software	22,877	20,132	2,745	22,877	18,654	4,223
Customer lists	10,728	9,301	1,427	10,665	9,045	1,620
Other	316	316	—	316	316	—

Sub-total	69,144	59,210	9,934	64,243	57,075	7,168

Total goodwill and other intangible assets	$233,666	$170,115	$63,551	$224,698	$168,155	$56,543

The changes in the carrying amounts of goodwill and intangible assets with indefinite lives at July 2, 2005 from September 30, 2004 are due to the impact of acquisitions completed in the third quarter of 2005 described below and foreign currency translation adjustments related to those asset balances that are recorded in non-U.S. currencies. During the third quarter of 2005, we acquired Polyplan Technologies Inc., a provider of manufacturing process planning technology, and Aptavis Technologies Corporation, a provider of Windchill-based solutions for the retail, footwear and apparel industry. These acquisitions resulted in a $4.3 million increase in goodwill, a $3.7 million increase in purchased software and a $0.1 million increase in customer related intangible assets, in the third quarter of 2005.

The aggregate amortization expense for intangible assets with finite lives recorded for the three and nine months ended July 2, 2005 and July 3, 2004 was reflected in our consolidated statements of operations as follows:

	Three months ended		Nine months ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
	(in thousands)
Amortization of intangible assets	$226	$1,227	$670	$3,972
Cost of license revenue	451	770	1,505	2,248

Total amortization expense	$677	$1,997	$2,175	$6,220

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated aggregate future amortization expense for intangible assets with finite lives remaining as of July 2, 2005 is $1.0 million for the remainder of 2005, $3.6 million for 2006, $2.7 million for 2007, $1.8 million for 2008 and $0.8 million for 2009.

6. Recent Accounting Pronouncements

Employee Stock-Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). SFAS No. 123R addresses the accounting for transactions in which a company receives employee services in exchange for (1) equity instruments of the company or (2) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. It eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair-value-based method. SFAS No. 123R is effective for fiscal years beginning after June 15, 2005, which would be our fiscal 2006. As permitted by SFAS No. 123R, we adopted the provisions of SFAS No. 123R early, on July 3, 2005, in light of planned changes to our equity incentive plans described in Note 3. The requirement to expense stock options and other equity interests that have been or will be granted pursuant to our equity incentive program will significantly increase our total costs and expenses and result in lower earnings per share. See Note 3, Employee Stock Plans, for the illustrative effect on net income (loss) and earnings (loss) per share using the Black-Scholes option-pricing model if we had applied the fair value recognition provisions to all stock-based awards to employees.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). SAB 107 provides the SEC staff’s views regarding the application of SFAS No. 123R. SAB 107 gives guidance on disclosure requirements in the footnotes to financial statements for the periods presented, including changes in assumptions used in determining stock-based compensation, the expected volatility and the method used to estimate it. We will apply the requirements of SAB 107 in the fourth quarter of 2005, upon the adoption of SFAS No. 123R.

The American Jobs Creation Act

In October 2004, the American Jobs Creation Act of 2004 (AJCA) was signed into law. The AJCA contains a series of provisions, several of which apply to us. The AJCA creates a temporary incentive for U.S. multinational corporations to repatriate accumulated income abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. Due to the availability of net operating loss (NOL) carryforwards in the U.S., we have not and do not intend to avail ourselves of the provisions of the AJCA for any repatriations of accumulated income. While it has been our historical practice to permanently reinvest all foreign earnings into our foreign operations, in the first nine months of 2005 we repatriated approximately $48 million from our foreign subsidiaries. Repatriation of these earnings did not result in any incremental charge to our income tax provision as a result of our having maintained a full valuation allowance on U.S. deferred tax assets, which include U.S. NOL carryforwards. If we decide to repatriate any additional foreign earnings, we may be required to establish a deferred tax liability on such earnings through a charge to our income tax provision.

The AJCA also provides U.S. corporations with an income tax deduction equal to a stipulated percentage of qualified income from domestic production activities (“qualified activities”). The deduction, which cannot exceed 50% of annual wages paid, is phased in as follows: 3% of qualified activities in 2006 and 2007; 6% in 2008 through 2010; and 9% in 2011 and thereafter. We believe that we qualify for the deduction. The tax benefit of the deduction would generally be accounted for in the periods in which the qualifying activities occur,

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

generally the years in which the deductions are taken in the tax returns. This benefit would be included in our annual effective tax rate, but would not result in a remeasurement of deferred income taxes. The AJCA may have an impact on our tax rate for future years. However, we have maintained a full deferred tax valuation allowance on U.S. deferred taxes and, as a result, we do not expect the AJCA to materially affect our financial position or results of operations.

Accounting for Conditional Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (FIN 47). FIN 47 is effective no later than fiscal years ending after December 15, 2005. FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We do not expect the adoption of FIN 47 to have a material impact on our results of operations or financial position.

Exchanges of Nonmonetary Assets

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (SFAS No. 153). SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. Pursuant to SFAS 153, exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 amends APB No. 29. APB No. 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We do not expect the adoption of SFAS No. 153 to have a material impact on our results of operations or financial position.

7. Income Taxes

In the normal course of business, PTC and its subsidiaries are examined by various taxing authorities, including the Internal Revenue Service (IRS) in the United States. In fiscal 2004, the IRS concluded its examination of our income tax returns for fiscal years 1998 through 2000, which resulted in a tax refund, including interest, to us of $39.5 million (which was included in income taxes receivable on the Consolidated Balance Sheet as of September 30, 2004). Notification of the refund amount was received in the fourth quarter of 2004, and the refund was received in the first quarter of 2005.

Our income tax provision for the third quarter of 2005 reflects the impact of a one-time tax benefit of $4.4 million arising from the reduction of our tax liabilities upon the favorable resolution of a foreign jurisdiction tax audit.

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

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The revenue and operating income (loss) attributable to these operating segments and product categories are summarized as follows:

	Three months ended		Nine months ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
	(in thousands)
Revenue:
Software Products Segment:
License:
Design solutions	$33,456	$35,912	$100,741	$103,734
Collaboration and control solutions	15,772	16,493	48,114	43,159

Total software products license revenue	49,228	52,405	148,855	146,893

Maintenance: (1)
Design solutions	72,360	69,649	215,660	205,800
Collaboration and control solutions	14,083	11,765	40,015	33,596

Total software products maintenance revenue	86,443	81,414	255,675	239,396

Total software products revenue	135,671	133,819	404,530	386,289

Services Segment:
Design solutions	20,178	16,040	57,402	48,891
Collaboration and control solutions	24,485	18,518	63,695	54,715

Total services revenue	44,663	34,558	121,097	103,606

Total Revenue:
Design solutions	125,994	121,601	373,803	358,425
Collaboration and control solutions	54,340	46,776	151,824	131,470

Total revenue	$180,334	$168,377	$525,627	$489,895

Operating income (loss): (2)(3)
Software products segment	$93,030	$91,169	$278,309	$252,806
Services segment	6,891	1,679	14,417	(9,639)
Sales and marketing expenses	(59,533)	(56,417)	(174,652)	(186,477)
Unallocated expenses (4)	(13,874)	(13,709)	(43,856)	(47,212)

Total operating income	$26,514	$22,722	$74,218	$9,478

(1)	Maintenance revenue is included in service revenue in the consolidated statements of operations.
(2)	The operating income (loss) reported does not represent the total operating results for each operating segment as it does not contain an allocation of sales, marketing, corporate and general administrative expenses incurred in support of the operating segments.
(3)	There were no restructuring and other charges in the first nine months of 2005. In the third quarter and first nine months of 2004, software products included $0.9 million and $9.4 million, services included $1.1 million and $12.0 million, sales and marketing expenses included $1.2 million and $15.9 million and unallocated expenses included $0.3 million and $4.5 million, respectively, of the $3.5 million and $41.8 million of restructuring and other charges recorded in those periods.
(4)	Unallocated expenses represent all corporate and general and administrative expenses, including the related portion of restructuring and other charges.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Data for the geographic regions in which we operate is presented below:

	Three months ended		Nine months ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
	(in thousands)
Revenue:
North America	$66,351	$59,759	$187,876	$171,511
Europe (1)	66,407	58,496	193,400	179,140
Asia/Pacific (2)	47,576	50,122	144,351	139,244

Total revenue	$180,334	$168,377	$525,627	$489,895

(1)	Includes revenue in Germany totaling $21.0 million and $17.3 million for the three months ended July 2, 2005 and July 3, 2004, respectively, and $58.6 million and $55.5 million for the nine months ended July 2, 2005 and July 3, 2004, respectively.
(2)	Includes revenue in Japan totaling $26.1 million and $29.5 million for the three months ended July 2, 2005 and July 3, 2004, respectively, and $81.6 million and $83.5 million for the nine months ended July 2, 2005 and July 3, 2004, respectively.

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

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

10. Subsequent Events

On July 19, 2005, we completed the acquisition of Arbortext, Inc., a provider of enterprise publishing software, for $190 million in cash. This acquisition will enable our customers to create, manage and dynamically publish information concurrently with the development of related products or services. The acquisition provides us with new opportunities within our existing markets and provides increased access to new markets such as pharmaceuticals, financial services, publishing and government.

As described in Note 3, during the fourth quarter of 2005, we completed an exchange of certain stock options held by employees for an aggregate cash payment of $12.8 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q about our anticipated financial results and growth, as well as about the development of our products and markets, are forward looking statements that are based on our current plans and assumptions. Important information about the bases for these plans and assumptions and important factors that may cause our actual results to differ materially from these statements is contained below and in Important Factors That May Affect Future Results beginning on page 35.

Executive Overview

We are encouraged by our performance in the first nine months of 2005. As discussed in detail below, during this period we experienced year-over-year revenue growth, particularly in service and maintenance revenue. We made measured increases to our direct sales force and increased services delivery capacity in regions with sufficient consulting and training business to support the infrastructure growth and we continued to focus on increasing revenue contribution from our indirect distribution channel. We believe our implementation of these strategic initiatives contributed to the year-over-year revenue increases in the first nine months of 2005.

Over the past few years, we focused on improving our products, our distribution model, our competitive position and our cost structure. With these initiatives now substantially complete, our focus in 2005 and beyond is to grow revenue and earnings through organic growth of our core solutions and through strategic acquisitions. We believe that the discrete market for computer-aided design solutions has begun to grow modestly and that the collaboration and control solutions market continues to present an opportunity for more meaningful growth. We also believe these markets have converged into an overall market for product lifecycle management (PLM) solutions as manufacturers look to improve their total product development processes instead of focusing on individual productivity in engineering or manufacturing. These product development processes have become increasingly complex as companies develop and manufacture products across geographic and corporate boundaries. Additionally, we believe there is a growing opportunity in the small and medium business market as these manufacturers migrate from 2D design solutions to entry-level 3D design solutions. We believe that these smaller manufacturers have a need for and will invest in collaboration and control solutions over the next several years.

Trends such as the globalization of product development have created both opportunities for our customers as well as new challenges. In order to benefit from global product development (“GPD”), companies need to connect teams of people and data that are geographically and functionally dispersed. Our product development system is designed to enable secure access to up-to-date information, while supporting the constant change of that information. Our development efforts over the past few years have focused on our integral architecture and ease of use. We believe this strategy has given us a competitive advantage in our core product development system and positions us to help customers solve the GPD challenge. With this core infrastructure in place, we have begun to add key capabilities through development and acquisition. We released a new version of Windchill® in the third quarter of 2005 and are scheduled to release the next version of Pro/ENGINEER Wildfire™ in the spring of 2006. These products include capability and interoperability enhancements. In addition, during and after the end of the third quarter of 2005, we completed three acquisitions, which we believe will help accelerate our long-term growth. These acquisitions are described in more detail in Acquisitions on page 18. We believe these acquisitions enhance the value of our product development system by adding capabilities that appeal to our existing customers and give our product development system a broader appeal to new vertical industries. The new capabilities we are adding to our product development system are designed to address more downstream deliverables, such as manufacturing process plans, and to address complex documentation requirements, such as regulatory filings, maintenance instructions, operator manuals, and promotional materials. At the same time, these acquisitions help expand our footprint to new markets where we can provide different configurations of our product development system.

To achieve our long-term revenue growth objectives, while remaining focused on profitability, we plan to:

•	leverage and optimize our distribution model, including, when appropriate, making measured increases to our direct sales force and reseller channel;

•	maintain and grow revenue from our traditional vertical market segments;

•	evaluate additional strategic investments in solutions for vertical market segments outside our traditional market segments as demand for our products dictate, including those serviced by newly acquired companies;

•	focus on enhancing our relationships with strategic accounts;

•	make strategic investments in the Asia-Pacific market; and

•	actively evaluate and pursue corporate development opportunities, including mergers and acquisitions and strategic partnerships.

Our success will depend on, among other factors, our ability to:

•	optimize our sales and services coverage and productivity through, among other means, effective use and management of our resellers and other strategic partners as well as our own sales force;

•	successfully penetrate strategic emerging markets;

•	differentiate our products and services from those of our competitors, including larger companies with established enterprise-wide relationships with our customers;

•	successfully integrate newly acquired businesses into our operations and effectively execute future corporate development initiatives;

•	elevate PLM expenditures over other technology spending as a budgetary priority among our customers;

•	further improve customer satisfaction and build customer references;

•	effectively manage our geographically dispersed development resources;

•	successfully execute our product strategy to provide an integrated, easy to use and rapidly deployable suite of PLM software solutions that customers can deploy to create a product development system that meets their evolving requirements; and

•	help our customers expand their product development technology infrastructure to a more robust PLM product development system.

We discuss additional factors affecting our revenues and operating results under Important Factors That May Affect Future Results beginning on page 35.

Our Business

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

Our software solutions include:

•	our design solutions, including our flagship Pro/ENGINEER® software (a suite of mechanical computer-aided design tools); and

•	our collaboration and control solutions, including our Windchill solutions.

These software solutions enable manufacturing companies to:

•	create virtual computer-based products (digital products);

•	collaborate on designs within the enterprise and throughout the extended supply chain; and

•	control the digital product information throughout the product lifecycle.

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

Acquisitions

During and after the end of the third quarter of 2005, we completed three acquisitions, which we believe will help accelerate our long-term growth. These acquisitions, which had no material effect on our financial condition or results for the third quarter, are:

•	Arbortext, Inc., a provider of enterprise publishing software,

•	Polyplan Technologies, Inc., a provider of manufacturing process planning technology, and

•	Aptavis Technologies Corporation, a provider of Windchill-based solutions for the retail, footwear and apparel industry.

Our acquisition of Arbortext gives us the ability to enable customers to create, manage and dynamically publish information concurrently with the development of related products or services, improving time-to-market, quality, cost and customer satisfaction. The acquisition provides us with new opportunities within our existing markets and provides increased access to new markets such as pharmaceuticals, financial services, publishing and government. Based in Ann Arbor, Michigan, Arbortext has approximately 250 employees in offices around the world and generated revenue of approximately $40 million for the twelve months ended June 30, 2005.

Our acquisition of Polyplan Technologies will help us enable concurrent development of products and related manufacturing processes. We are focusing our extended manufacturing strategy on providing an easy-to-use and affordable solution for use by mainstream manufacturing engineers who have traditionally declined to use the complex, disconnected, specialist manufacturing process management (MPM) tools available today. We do not expect the Polyplan acquisition to contribute significant revenue in the near term as we work to integrate the technology with our solutions.

Through our prior business relationship with Aptavis Technologies Corporation, we increased our penetration of the retail, footwear and apparel market, and our solution for this market that uses the Aptavis technology has been adopted by leading footwear and apparel manufacturers and retailers. Our acquisition of Aptavis will enable us to more fully integrate the Aptavis technology into our product offerings and to further develop the technology to address the requirements of international customers. Although we expect this business to continue to grow, the revenue contribution from the Aptavis technology historically has not been material and we do not expect this to change in the near term as a result of this acquisition.

Results of Operations

The following is a summary of our results of operations for the third quarter and the first nine months of 2005 and 2004. A detailed discussion of these results follows the table below.

	Three months ended			Nine months ended
	July 2, 2005	July 3, 2004	Percent Change	July 2, 2005	July 3, 2004	Percent Change
	(Dollar amounts in millions)
Total revenue	$180.3	$168.4	7%	$525.6	$489.9	7%
Total costs and expenses	153.8	145.7	6%	451.4	480.4	(6)%

Operating income	$26.5	$22.7		$74.2	$9.5

Net income (loss)	$26.7	$16.1		$66.3	$(7.2)

•	Our year-over-year third quarter revenue increased 7%, reflecting a 13% increase in service revenue offset by a 6% decrease in software license revenue. Our year-over-year nine-month revenue increased 7%, reflecting a 1% increase in software license revenue and a 10% increase in service revenue. On a consistent foreign currency basis, compared to the year-ago period, total revenue for both the third quarter and first nine months of 2005 increased 4%.

•	Our year-over-year collaboration and control solutions revenue increased 16% to $54.3 million for the third quarter of 2005 from $46.8 million for the third quarter of 2004. Our year-over-year collaboration and control solutions revenue increased 15% to $151.8 million for the first nine months of 2005 from $131.5 million for the first nine months of 2004.

•	Our year-over-year design solutions revenue increased 4% to $126.0 million for the third quarter of 2005 from $121.6 million for the third quarter of 2004. Our year-over-year design solutions revenue increased 4% to $373.8 million for the first nine months of 2005 from $358.4 million for the first nine months of 2004.

•	Total costs and expenses increased 6% to $153.8 million for the third quarter of 2005 from $145.7 million for the third quarter of 2004. Total costs and expenses decreased 6% to $451.4 million for the first nine months of 2005 from $480.4 million for the first nine months of 2004. Total costs and expenses for the first nine months of 2004 included $41.8 million of restructuring and other charges and a one-time benefit to cost of service revenue of $5 million. There were no restructuring and other charges in the first nine months of 2005. On a consistent foreign currency basis, compared to the year-ago period, total costs and expenses for the third quarter and first nine months of 2005 increased 2% and decreased 8%, respectively.

•	We generated net income of $26.7 million and $66.3 million for the third quarter and first nine months of 2005, respectively, compared to net income of $16.1 million for the third quarter of 2004 and a net loss of $7.2 million for the first nine months of 2004. The improvement in our 2005 net income is primarily attributable to higher revenue and the absence of restructuring charges.

The following table shows certain consolidated financial data as a percentage of our total revenue for the third quarters and first nine months of 2005 and 2004:

	Three months ended		Nine months ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Revenue:
License	27%	31%	28%	30%
Service	73	69	72	70

Total revenue	100	100	100	100

Costs and expenses:
Cost of license revenue	1	1	1	1
Cost of service revenue	28	26	28	27
Sales and marketing	33	33	33	35
Research and development	15	16	16	17
General and administrative	8	8	8	9
Amortization of intangible assets	—	1	—	1
Restructuring and other charges	—	2	—	8

Total costs and expenses	85	87	86	98

Operating income	15	13	14	2
Other income (expense), net	1	—	1	—

Income before income taxes	16	13	15	2
Provision for income taxes	1	4	2	3

Net income (loss)	15%	9%	13%	(1)%

Revenue

Total Revenue

Our revenue consists of software license revenue and service revenue. Our service revenue consists of (1) software maintenance and (2) consulting, implementation, education and other technical support revenue. We presently report our revenue in two product categories:

1. our collaboration and data management technologies (collaboration and control solutions), including our Windchill Internet-based software, and

2. our computer-aided design, manufacturing and engineering software (design solutions), including our flagship Pro/ENGINEER design software.

The following table illustrates trends from the third quarter and first nine months of 2004 to the third quarter and first nine months of 2005 in our software license revenue and in our service revenue, as well as in our two product categories:

	Three months ended			Nine months ended
	July 2, 2005	July 3, 2004	Percent Change	July 2, 2005	July 3, 2004	Percent Change
	(Dollar amounts in millions)
License revenue	$49.2	$52.4	(6)%	$148.8	$146.9	1%
Service revenue:
Maintenance revenue	86.4	81.4	6%	255.7	239.4	7%
Other service revenue	44.7	34.6	29%	121.1	103.6	17%

Total service revenue	131.1	116.0	13%	376.8	343.0	10%

Total revenue	$180.3	$168.4	7%*	$525.6	$489.9	7%*

Revenue by product category:
Collaboration and control solutions revenue	$54.3	$46.8	16%	$151.8	$131.5	15%
Design solutions revenue	$126.0	$121.6	4%	$373.8	$358.4	4%
Revenue by geography:
North America	$66.3	$59.8	11%	$187.9	$171.5	10%
Europe	$66.4	$58.5	14%	$193.4	$179.1	8%
Asia-Pacific	$47.6	$50.1	(5)%	$144.3	$139.3	4%

*	On a consistent foreign currency basis from the comparable year-ago period, in the third quarter of 2005 total revenue increased 4%, revenue in Europe increased 7%, and revenue in Asia-Pacific decreased 8%. On a consistent foreign currency basis from the comparable year-ago period, in the first nine months of 2005 total revenue increased 4%, revenue in Europe increased 1%, and revenue in Asia-Pacific increased 2%.

In the third quarter of 2005, we had year-over-year revenue growth in both overall design solutions and collaboration and control solutions. This growth reflects increases in consulting and training services and in maintenance, as well as an increase in the number of new seats sold in both product categories for both the third quarter and first nine months of 2005 compared to the same periods in 2004. We attribute this growth to execution of our strategic initiatives described above as well as increased technology spending by our customers in North America and Europe. License revenue accounted for 27% and 31% of total revenue in the third quarter of 2005 and 2004, respectively, compared with 28% and 30% of total revenue in the first nine months of 2005 and 2004, respectively. Service revenue, which has a lower gross profit margin than license revenue, accounted for 73% and 69% of total revenue in the third quarter of 2005 and 2004, respectively, and 72% and 70% of total revenue in the first nine months of 2005 and 2004, respectively. We enter into customer contracts that may result in revenue being recognized in more than one quarter. License and/or other services revenue of $1 million or more recognized from such contracts was $17.3 million in the third quarter of 2005 and $59.9 million in the first nine months of 2005, compared to $18.4 million in the third quarter of 2004 and $53.8 million in the first nine months of 2004.

The decline in license revenue in the third quarter of 2005 compared to the third quarter of 2004 was mainly attributable to lower license revenue from large deals. Growth in our other service revenue (consulting, implementation, education and other support revenue) in the third quarter and first nine months of 2005 reflects increased sales of process consulting services and training services, including pre-packaged training products, that help customers improve their product development processes, user proficiency and adoption of our solutions. As we have increased our service revenues and expanded our service product offerings, we have also improved our service margins, an important part of our overall strategy.

We derived 63% and 65% of our total revenue from sales to customers outside of North America in the third quarter of 2005 and 2004, respectively, compared with 64% and 65% of our total revenue from such sales for the first nine months of 2005 and 2004, respectively. We believe the improvements in our revenue in North America are attributable to implementation of our strategic initiatives and also indicate that the economy in that region, where the manufacturing sector and related technology spending have been weak over the past several years, is strengthening. European revenue increased 14% and 8% in the third quarter and first nine months of 2005, respectively, compared to the third quarter and first nine months of 2004. The increase in European revenue in the first nine months of 2005 is due primarily to improving sales and services performance in strategic accounts compared to the year-ago periods and favorable foreign currency exchange as noted above. Revenue performance in Asia-Pacific was down in the third quarter of 2005 compared to the third quarter of 2004 due to a decline in license revenue from large deals in Japan. Revenue performance in the remainder of the Pacific Rim was strong with 4% and 12% growth in the third quarter and first nine months of 2005, respectively, compared to the third quarter and first nine months of 2004. We believe Asia-Pacific continues to present an important growth opportunity because global manufacturing companies have continued to invest in that region and the market in that region for both our design solutions and collaboration and control solutions is unsaturated.

We have been building and diversifying our reseller channel to become less dependent on a small number of resellers and to provide the resources necessary for more effective distribution of our products. Although we typically receive lower revenue per seat for an indirect sale versus a direct sale, we believe that using diverse and geographically dispersed resellers that focus on smaller businesses provides an efficient and cost effective means to reach these customers, while allowing our direct sales force to focus on larger sales opportunities. Total sales from our reseller channel, which are primarily for design solutions, were $35.9 million (20% of total revenue) in the third quarter of 2005, $34.4 million (20% of total revenue) in the third quarter of 2004, $103.8 million (20% of total revenue) in the first nine months of 2005, and $96.8 million (20% of total revenue) in the first nine months of 2004. We attribute this performance to our efforts to expand our reseller channel and to the success of Pro/ENGINEER Wildfire among small and medium businesses, as Pro/ENGINEER Wildfire has become increasingly competitive in this market, both relative to our historic offerings as well as to competitive offerings in this market segment.

Collaboration and Control Solutions Revenue

The following table illustrates trends from the third quarter and first nine months of 2004 to the third quarter and first nine months of 2005 in our collaboration and control solutions software license revenue and service revenue:

	Three months ended			Nine months ended
	July 2, 2005	July 3, 2004	Percent Change	July 2, 2005	July 3, 2004	Percent Change
	(Dollar amounts in millions)
Collaboration and control solutions:
License revenue	$15.8	$16.5	(4)%	$48.1	$43.2	11%
Service revenue:
Maintenance revenue	14.0	11.8	19%	40.0	33.6	19%
Other service revenue	24.5	18.5	32%	63.7	54.7	16%

Total service revenue	38.5	30.3	27%	103.7	88.3	17%

Total revenue	$54.3	$46.8	16%	$151.8	$131.5	15%

Total revenue from our collaboration and control solutions software and related services was 30% and 28% of our total revenue in the third quarter of 2005 and 2004, respectively, and 29% and 27% of our total revenue in the first nine months of 2005 and 2004, respectively.

The increase in collaboration and control solutions revenue in the third quarter and first nine months of 2005 compared to the year-ago periods was due to stronger sales of consulting services, a higher number of new customers and increases in both transactions and new seat orders from existing customers, reflecting our success in marketing incremental adoption of our solutions. While over the first nine months of 2005, we experienced an 11% increase in license revenue for our collaboration and control solutions over the year ago period, we experienced a 4% decline in the third quarter of 2005 compared to the third quarter of 2004. We attribute the third quarter license revenue decline to lower sales of our configurable Windchill module seats, which have a higher average seat price than our Windchill Link solutions. Conversely, in the third quarter of 2005, Windchill Link solutions license revenue increased 26% over the third quarter of 2004, and, in the first nine months of 2005, Windchill Link solutions license revenue increased 27% over the first nine months of 2004. Growth in sales of our Windchill Link solutions is in line with our observation that customers are demanding PLM solutions that can be implemented in an incremental fashion with a clear return on investment. We feel that we have addressed this evolving customer demand with our Windchill Link solutions and related services packages, as well as with our product development system adoption roadmap, which provides customers with a suggested approach for purchasing and implementing our solutions in stages. As the requirements of our customers and the general market change, we plan periodically to evaluate the need for additional solutions.

Maintenance and other service revenue increases in our collaboration and control solutions are due primarily to an increase in the number of new users of our collaboration and control solutions as new customers are added and existing customers expand their implementation to additional users.

As part of our growth initiatives, we are working toward expanding the technology footprint of our PLM solutions by adding functionality through internal development and strategic acquisitions. Our acquisition of OHIO Design Automation, Inc. in April 2004 enables us to better serve the electronics and high technology industry by providing the technology necessary to enable the dynamic management of both mechanical and electrical design information. Our recent acquisitions of Arbortext, Polyplan and Aptavis will further enhance the value of our core product development system by adding capabilities that appeal to our existing customers and will give our product development system a broader appeal in new vertical industries. These acquisitions add new capabilities to our product development system that will enable our customers to create more downstream deliverables, such as manufacturing process plans and regulatory filings, and provide us increased access to new markets where we can provide different configurations of our product development system.

Another growth initiative is to improve our ability to sell collaboration and control solutions to small and medium size businesses. To achieve this, we are expanding our distribution of PLM solutions by offering qualified resellers the ability to sell our Windchill Link solutions as well as related services. In addition, we now offer an on demand version of several Windchill Link solutions, hosted by IBM®, that helps minimize customers’ cost of ownership and reduces implementation time.

Design Solutions Revenue

The following table illustrates trends from the third quarter and first nine months of 2004 to the third quarter and first nine months of 2005 in our design solutions software license revenue and service revenue:

	Three months ended			Nine months ended
	July 2, 2005	July 3, 2004	Percent Change	July 2, 2005	July 3, 2004	Percent Change
	(Dollar amounts in millions)
Design solutions:
License revenue	$33.4	$35.9	(7)%	$100.7	$103.7	(3)%
Service revenue:
Maintenance revenue	72.4	69.6	4%	215.7	205.8	5%
Other service revenue	20.2	16.1	25%	57.4	48.9	17%

Total service revenue	92.6	85.7	8%	273.1	254.7	7%

Total revenue	$126.0	$121.6	4%	$373.8	$358.4	4%

Total revenue from our design solutions software and related services was 70% of our total revenue in the third quarter of 2005 and 72% of our total revenue in the third quarter of 2004, compared to 71% of our total revenue for the first nine months of 2005 and 73% of our total revenue for the first nine months of 2004.

The year-over-year decline in license revenue in the third quarter and first nine months of 2005 was due in part to lower revenue from high-end packages. Despite lower revenue from high-end packages, sales of our low-end and mid-range packages within our installed base and to new customers increased and we experienced an 11% and 15% increase, respectively, in the total number of new seats added during the third quarter and first nine months of 2005 compared to new seats added in the comparable 2004 periods. While we have seen a decline in sales of our high-end packages, we are encouraged by adoption of our core software, as such sales provide the foundation for long-term relationships and repeat business, as well as for potential sales of our overall product development system within these accounts. The increase in design solutions maintenance revenue reflects further customer adoption of Pro/ENGINEER Wildfire. The increase in design solutions other service revenue is due in large part to higher revenue from sales of consulting services and training packages, including pre-packaged training products, that help our customers improve user proficiency and engineering productivity.

To address our customers’ purchasing patterns as well as to enable us to better compete in the small- and medium-sized business segment of our market, we now offer Pro/ENGINEER design solutions packages that have price points, functionality and ease-of-use features that appeal to a broad spectrum of design solutions users and provide customers with the opportunity to integrate more readily traditional design solutions with collaboration and control solutions. Because our low-end and high-end offerings are based on the same platform, our solutions are scalable between different types of users, which differentiates our products from others in the marketplace. Our design solutions are now more competitive with lower-end modeling tools on the market that are known for ease of use, while maintaining the powerful functionality of Pro/ENGINEER. Further, our direct interface between Pro/ENGINEER and Windchill offers an effective solution to manufacturing companies looking for a complete product development system.

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

Costs and Expenses

Total costs and expenses increased to $153.8 million in the third quarter of 2005 compared to $145.7 million in the third quarter of 2004 (including $3.5 million in restructuring and other charges) due in part to planned investments in our services organization (particularly in Asia-Pacific), sales infrastructure and research and development. During 2005, we are making measured increases in our sales organization related to adding direct sales representatives in our strategic accounts and supporting our reseller program. We are also investing in research and development programs aimed at adding vertical functionality to our products. In our services organization, we are adding services delivery capacity to address customer demand. In the general and administrative area, we are investing in strategic corporate development initiatives and continuing our Sarbanes-Oxley compliance work. We anticipate that we will make additional measured increases to operating expenses to support our base business and to fund the revenue-generating initiatives described above and in Executive Overview beginning on page 14. The required expensing of stock options and other equity awards under SFAS No. 123R, as described in Notes 3 and 6 of Notes to Consolidated Financial Statements, will significantly increase our operating expenses beginning in the fourth quarter of 2005 due to adoption of SFAS No. 123R on July 3, 2005.

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

The following table illustrates trends from the third quarter and first nine months of 2004 to the third quarter and first nine months of 2005 in our costs and expenses:

	Three months ended			Nine months ended
	July 2, 2005	July 3, 2004	Percent Change	July 2, 2005	July 3, 2004	Percent Change
	(Dollar amounts in millions)
Costs and expenses:
Cost of license revenue	$1.7	$2.3	(26)%	$4.9	$6.3	(22)%
Cost of service revenue	50.4	43.8	15%	144.4	132.4	9%
Sales and marketing	59.5	55.2	8%	174.6	170.6	2%
Research and development	28.1	26.3	7%	82.9	82.6	0%
General and administrative	13.9	13.4	4%	43.9	42.7	3%
Amortization of intangible assets	0.2	1.2	(83)%	0.7	4.0	(83)%
Restructuring and other charges	—	3.5	(100)%	—	41.8	(100)%

Total costs and expenses	$153.8	$145.7	6%	$451.4	$480.4	(6)%

*	On a consistent foreign currency basis from the comparable year-ago period, total costs and expenses increased 2% in the third quarter of 2005 and decreased 8% in the first nine months of 2005.

Employees

The number of worldwide employees was 3,440 at July 2, 2005, compared to 2,984 at July 3, 2004.

Cost of License Revenue

Our cost of license revenue consists of fixed and variable costs associated with reproducing and distributing software and documentation as well as royalties owed to third parties for technology embedded in or licensed with our software products. Cost of license revenue as a percentage of license revenue was 3% and 4% for the third quarters of 2005 and 2004, respectively, and 3% and 4% for the first nine months of 2005 and 2004, respectively. The decrease in cost of license revenue in the third quarter and first nine months of 2005 compared to the third quarter and first nine months of 2004 was primarily due to lower royalty costs of approximately $0.7 million and $1.4 million, respectively. Cost of license revenue as a percent of license revenue can vary depending on product mix sold and the effect of fixed and variable royalties. Royalty costs are lower due, in part, to our reduction of royalty costs (for both license and maintenance royalties) through negotiation of more favorable terms with our software vendors.

Cost of Service Revenue

Our cost of service revenue includes costs associated with training, customer support and consulting personnel, such as salaries and related costs, third-party subcontractor fees, the release of maintenance updates (including related royalty costs), and facility costs. Cost of service revenue as a percentage of service revenue was 38% in both the third quarters of 2005 and 2004, and 38% and 39% in the first nine months of 2005 and 2004, respectively. Total salaries, commissions, benefits and travel costs were $4.7 million and $3.5 million higher in the third quarter and first nine months of 2005, respectively, compared to the third quarter and first nine months of 2004 due to planned increases in our services delivery capacity and higher commissions due to the increase in service revenue, partially offset by reductions in employee benefits. Service related employee headcount was 15% higher at the end of the third quarter of 2005 compared to the third quarter of 2004. The cost of third-party consulting services was $2.9 million and $4.8 million higher in the third quarter and first nine months of 2005, respectively, compared to the third quarter and first nine months of 2004, due to the use of such services in support of increases in training and professional services revenue. Royalty costs were $0.5 million lower and $4.1 million higher in the third quarter and first nine months of 2005, respectively, compared to the third quarter and first nine months of 2004, with the nine-month period increase primarily attributable to a one-time benefit relating to royalty obligations of $5.0 million recorded in the second quarter of 2004.

Sales and Marketing

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. Sales and marketing expenses as a percentage of total revenue were 33% for the third quarters of 2005 and 2004 and 33% and 35% in the first nine months of 2005 and 2004, respectively. Total sales and marketing employee headcount increased 8% at the end of the third quarter of 2005 compared to the end of the third quarter of 2004. As a result of planned increases in headcount and higher commissions, partially offset by reductions in employee benefits, our salaries and benefit costs, sales commissions and travel expenses were higher by an aggregate of approximately $5.3 million and $7.9 million in the third quarter and first nine months of 2005, respectively, compared to the third quarter and first nine months of 2004. Due to facility closures and consolidations, our depreciation, rent, telephone and office support costs decreased in the third quarter and first nine months of 2005 by approximately $1.5 million and $4.1 million, respectively, compared to the third quarter and first nine months of 2004. At the end of the third quarter of 2005, sales and marketing headcount was 1,011, compared to 945 at September 30, 2004 and 938 at the end of the third quarter of 2004.

Research and Development

Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Major research and development activities include developing new releases of our software that work together in a more integrated fashion and that include functionality enhancements desired by our customers. We released a new version of Windchill in the third quarter of 2005 and we are scheduled to release the next version of Pro/ENGINEER Wildfire in the spring of 2006. These products include integration and interoperability enhancements. Research and development expenses increased modestly in absolute dollars in the third quarter of 2005 as compared to the third quarter of 2004, which as a percentage of total revenue were 15% and 16% in the third quarters of 2005 and 2004, respectively. Research and development costs were 16% and 17% of total revenue in the first nine months of 2005 and 2004, respectively. Total research and development employee headcount increased 24% at the end of the third quarter of 2005 compared to the end of the third quarter of 2004. Total salaries and benefits have remained relatively flat despite the increase in headcount due in part to shifting certain development activities to our existing facilities in India, where overall research and development costs are lower.

General and Administrative

Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources and administrative functions as well as bad debt expense. General and administrative expenses as a percentage of total revenue were 8% in both the third quarters of 2005 and 2004, and 8% and 9% in the first nine months of 2005 and 2004, respectively. While our overall general and administrative costs have remained relatively flat for the periods presented, costs in the first nine months of 2005 compared to the first nine months of 2004 reflect a $4.2 million increase in the cost of outside professional services, primarily related to corporate development initiatives and Sarbanes-Oxley compliance, offset by a $3.0 million reduction in depreciation, rent and insurance costs and a $1.1 million decrease in bad debt expense.

Amortization of Intangible Assets

These costs represent the amortization of acquired intangible assets. The decrease in the third quarter and first nine months of 2005 compared to the third quarter and first nine months of 2004 was due to certain intangible assets being fully amortized in 2004, partially offset by amortization of intangible assets resulting from our acquisitions in 2004 and 2005.

Restructuring and Other Charges

There were no restructuring and other charges in the first nine months of 2005. In the third quarter and first nine months of 2004, we recorded total restructuring and other charges of $3.5 million and $41.8 million, respectively. The charges include costs for severance and termination benefits related to 459 employees terminated during the first nine months of that year, of which 49 were terminated in the third quarter, and excess facilities and other costs. The charges for excess facilities were primarily related to gross lease commitments in excess of estimated sublease income for excess facilities. Of the total restructuring and other charges recorded for the first nine months of 2004, $1.6 million was non-cash for the write-off of leasehold improvements related to the excess facilities.

Cash disbursements related to restructuring and other charges totaled $7.7 million and $36.6 million in the first nine months of 2005 and 2004, respectively. Amounts accrued and not yet paid at July 2, 2005 related to all prior period restructuring initiatives totaled $35.6 million. We expect to make cash disbursements related to these accrued restructuring and other charges of approximately $11 million within the next twelve months. The remaining accruals of approximately $25 million primarily relate to excess facilities and are expected to be paid out through 2014.

Other Income (Expense), net

Other income (expense), net includes interest income, costs of hedging contracts, certain realized and unrealized foreign currency transaction gains or losses, write-downs of investments, charges incurred in connection with obtaining corporate and customer contract financing and exchange gains or losses resulting from the required period-end currency remeasurement of the financial statements of our subsidiaries that use the U.S. dollar as their functional currency. A large portion of our revenues and expenses are transacted in foreign currencies. To reduce our exposure to fluctuations in foreign exchange rates, we engage in hedging transactions involving the use of foreign currency forward contracts and, from time to time, foreign currency option contracts, primarily in the Euro and Asian currencies. Other income (expense), net was $2.5 million and $(0.3) million for the third quarter of 2005 and 2004, respectively. Other income (expense), net was $4.2 million and ($0.6) million for the nine months ended 2005 and 2004, respectively. The increase in net other income is primarily due to increased interest income during 2005 compared to 2004 primarily as a result of higher cash balances. Interest income was $5.4 million and $2.1 million in the first nine months of 2005 and 2004, respectively.

Income Taxes

In the third quarter of 2005, our effective tax rate was 8% on pre-tax income of $29.0 million compared to 28% on pre-tax income of $22.4 million in the third quarter of 2004. In the first nine months of 2005, our effective tax rate was 15% on pre-tax income of $78.4 million compared to 182% on pre-tax income of $8.9 million in the first nine months of 2004. The differences between the statutory federal income tax rate of 35% and our effective tax rates were due primarily to income taxes payable in certain foreign jurisdictions as well as our use of net operating loss carryforwards and realization of other deferred tax assets in the U.S. and certain foreign jurisdictions, which reduced the valuation allowance we had recorded against those assets. In addition, in the third quarter of 2005, we recorded a tax benefit of $4.4 million arising from the reduction of our tax liabilities upon the favorable resolution of a foreign jurisdiction tax audit. In 2002, we recorded a full valuation allowance to completely offset our deferred tax assets (which consist primarily of operating loss carryforwards) due to the uncertainty of their realization. As of the end of the third quarters of 2005 and 2004, a full valuation allowance was still recorded against remaining deferred tax assets in the U.S. and certain foreign jurisdictions.

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

In the normal course of business, PTC and its subsidiaries are examined by various taxing authorities, including the Internal Revenue Service in the United States. In fiscal 2004, the IRS concluded its examination of our income tax returns for fiscal years 1998 through 2000, which resulted in a tax refund, including interest, to us of $39.5 million (which was reflected as income taxes receivable on the consolidated balance sheet as of September 30, 2004). We received notice of the refund amount in the fourth quarter of 2004, and we received the refund in the first quarter of 2005. The refund resulted in a nonrecurring tax benefit of $18.9 million in the fourth quarter of 2004.

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

While there are a number of accounting policies, methods and estimates affecting our financial statements described in Note A of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004, the areas that are our most important critical accounting policies and estimates are described below and include:

•	revenue recognition,

•	valuation of goodwill and intangible assets,

•	accounting for income taxes,

•	allowance for accounts and other receivables, and

•	restructuring charges.

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

We derive revenues from three primary sources: (1) software licenses, (2) maintenance services and (3) other services, which include consulting and education services. Revenue by type for the first quarters of 2005 and 2004 is as follows:

	Three months ended		Nine months ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
	(in thousands)
License revenue	$49,228	$52,405	$148,855	$146,893
Maintenance services revenue	86,443	81,414	255,675	239,396
Other services revenue	44,663	34,558	121,097	103,606

Total revenue	$180,334	$168,377	$525,627	$489,895

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

Valuation of Goodwill and Other Intangible Assets

Our net goodwill and other intangible assets totaled $63.6 million as of July 2, 2005 and $56.5 million as of September 30, 2004. We assess the impairment of goodwill and identifiable intangible assets on at least an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, or a reduction of our market capitalization relative to net book value.

The goodwill impairment test prescribed by SFAS No. 142, Goodwill and Other Intangible Assets, requires us to identify reporting units and to determine estimates of the fair values of our reporting units as of the date we test for impairment. As described in Note 8 of Notes to Consolidated Financial Statements, we have two reporting units: (1) our software products reportable segment, and (2) our services reportable segment. All goodwill is attributable to our software products reportable segment. To conduct these tests of goodwill, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeded its fair value, we would record an impairment loss equal to the difference between the carrying value of goodwill and its fair value. We estimate the fair values of our reporting units using discounted cash flow valuation models. Those models require estimates of future revenues, profits, capital expenditures and working capital for each unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. We conduct our annual impairment test of goodwill and indefinite lived assets as of the end of the third quarter of each fiscal year. We completed our annual impairment review as of the end of the third quarter of 2005 and concluded that, as of July 2, 2005, no impairment charge was required. There can be no assurance that at the time subsequent impairment reviews are completed an impairment charge will not be recorded in light of the factors described above. If a charge were deemed necessary in the future, it would directly affect net income (loss) for the period in which the charge was taken.

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

Allowance for Accounts and Other Receivables

Management judgment is required in assessing the collectibility of customer accounts and other receivables, for which we generally do not require collateral. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In determining the adequacy of the allowance for doubtful accounts, management specifically analyzes individual accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic conditions, accounts receivable aging trends and changes in our customer payment terms. The following table summarizes our accounts receivable and related reserve balances as of July 2, 2005 and September 30, 2004:

	July 2, 2005	September 30, 2004
	(Dollar amounts in thousands)
Gross accounts receivable	$135,204	$136,733
Allowances for doubtful accounts	(5,802)	(6,340)

Net accounts receivable	$129,402	$130,393

Accounts receivable reserves as a percentage of gross accounts receivable	4.3%	4.6%

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

Restructuring Charges

We periodically record restructuring charges resulting from restructuring our operations (including consolidations and/or relocations of operations), changes to our strategic plan, or managerial responses to declines in demand, increasing costs, or other environmental factors. The determination of restructuring charges requires management judgment and may include costs related to employee benefits, such as costs of severance and termination benefits, and estimates of costs for future lease commitments on excess facilities, net of estimated future sublease income. In determining the amount of the facilities charge, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates are reviewed quarterly based on known real estate market conditions and the credit worthiness of subtenants, and may result in revisions to established facility reserves. We have accrued $35.0 million as of July 2, 2005 (compared to $41.7 million at September 30, 2004) related to excess facilities, representing gross lease commitments with agreements expiring at various dates through 2014 of approximately $70.8 million, net of committed and estimated sublease income of approximately $34.3 million and a present value factor of $1.5 million. We have entered into signed sublease arrangements for approximately $24.9 million, with the remaining $9.4 million based on future estimated sublease arrangements, including $8.6 million for space currently available for sublease. If our sublease assumptions prove to be inaccurate, we may need to make changes in these estimates that would affect our results of operations and potentially our financial condition.

Liquidity and Capital Resources

	July 2, 2005	July 3, 2004
	(in thousands)
Cash and cash equivalents	$403,008	$257,741
Investments	—	—

Total cash and investments	$403,008	$257,741

Amounts below are for the nine months ended:
Cash provided by operating activities	$119,445	$61,716
Cash used by investing activities	(19,544)	(17,431)
Cash provided by financing activities	8,475	5,217
Cash provided (used) by operating activities included the following:
Cash disbursements for restructuring and other charges	(7,698)	(36,639)
Federal income tax refunds received	39,523	—

Our operating activities, the proceeds from our issuance of stock under stock plans and existing cash and cash equivalents provided sufficient resources to fund our employee base, capital asset needs, acquisitions and financing needs in all periods presented. Our largest source of operating cash flows is cash collections from sales of new software licenses, sales of initial and renewal software maintenance contracts and sales of other services to our customers. Maintenance contracts typically are sold and billed one year in advance at the beginning of each contract period, although we recognize the associated revenue ratably over the annual contract period. Because the majority of our maintenance contracts are on calendar-year terms, payments from customers for maintenance generally are received in the second quarter of our fiscal year. Our primary uses of cash from operating activities are for strategic initiatives, personnel related expenditures, facilities and technology costs.

At July 2, 2005, cash and cash equivalents totaled $403.0 million, an increase of $108.1 million from $294.9 million at September 30, 2004. At July 2, 2005, we had $261.8 million of cash and cash equivalents in the United States, $77.3 million in Europe, $52.0 million in Japan and $11.9 million in other countries, principally in the Asia-Pacific region. We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. The portfolio is primarily invested in short maturity investments to minimize interest rate risk and to ensure cash is available to meet requirements as needed. The increase in cash and cash equivalents during the first nine months of 2005 consisted primarily of $119.4 million provided by operations (including a federal income tax refund of $39.5 million) and $8.5 million provided by financing activities, partially offset by $19.5 million used for investing activities.

Cash provided by operations was $119.4 million and $61.7 million in the first nine months of 2005 and 2004, respectively. The higher cash provided by operations in 2005 compared to 2004 was due primarily to (1) improved profitability in 2005 versus 2004 (net income increased $73.5 million in the first nine months of 2005 to $66.3 million from a net loss of $7.2 million in the first nine months of 2004), (2) receipt of a federal income tax refund of $39.5 million in the first quarter of 2005 and (3) lower cash disbursements for restructuring and other charges in the first nine months of 2005. Days sales outstanding in accounts receivable was 65 days at July 2, 2005 compared to 69 days at September 30, 2004 and 77 days at July 3, 2004.

Cash used by investing activities was $19.5 million in the first nine months of 2005, compared to $17.4 million in the first nine months of 2004. Cash used by investing activities for the acquisition of property and equipment and other intangible assets increased to $12.7 million in the first nine months of 2005, compared to $7.6 million in the first nine months of 2004, which increase is in line with our planned 2005 capital expenditures in order to support our strategic initiatives. Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements. In the first nine months of 2005 and 2004, we paid $6.8 million and $9.8 million, respectively, for acquisitions completed in the third quarters of each year.

Financing activities provided cash of $8.5 million in the first nine months of 2005 and $5.2 million in the first nine months of 2004, primarily from the issuance of common stock under our employee stock purchase and stock option plans. In December 2004, the Financial Accounting Standard Board (FASB) issued SFAS No. 123R, Share-Based Payment, regarding revised accounting rules for company-sponsored stock purchase plans. In light of these accounting changes, we suspended offerings under our employee stock purchase plan (ESPP) as of the date of the offering that was to have commenced on February 1, 2005.

On March 10, 2005, our stockholders approved amendments to our 2000 Equity Incentive Plan that (1) authorize us to exchange and cancel certain outstanding out-of-the-money non-executive employee stock options for either cash or shares of restricted stock, (2) authorize the grant of restricted stock units, and (3) enable us to grant a greater number of shares of restricted stock as equity awards. The amendments are designed to reduce the overall number of employee stock options outstanding and reduce potential stockholder dilution. We completed the option exchange on August 3, 2005. We accepted 18.3 million options for exchange and cancellation and will pay $12.8 million in exchange for those options. Going forward, we anticipate that we will make more use of restricted stock and restricted stock unit grants, which require fewer shares than stock options to deliver comparable value. The use of restricted shares and restricted stock units, coupled with suspension of the ESPP, will result in lower cash proceeds to us. The ESPP and exercise of employee stock options generated cash proceeds of $8.9 million in the first nine months of 2005 and of $9.7 million in the year ended September 30, 2004.

In September 1998, our Board of Directors authorized us to repurchase up to 20.0 million shares of our common stock, and in July 2000 increased the number of shares we are authorized to repurchase to 40.0 million. Through July 2, 2005, we had repurchased a total of 31.2 million shares. We did not repurchase any shares during the first nine months of 2005 or 2004 under our repurchase program.

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

On July 19, 2005, we completed the acquisition of Arbortext, Inc., a provider of enterprise publishing software, for $190 million in cash. We believe that existing cash and cash equivalents together with cash generated from operations will be sufficient to finance our acquisition of Arbortext, fund the stock option exchange discussed above and meet our working capital and capital expenditure requirements through at least the next twelve months. During the remainder of 2005, we expect to make cash disbursements estimated at $4 million for restructuring charges incurred in 2004 and prior periods. Capital expenditures for property and equipment for the remainder of 2005 are currently anticipated to be approximately $3 million. Our cash position could be adversely affected if we are not able to continue to generate operating profits.

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

Our revenue growth and profitability depends on the overall demand for software and related services. Over the past several years, this demand has been adversely affected by unfavorable economic conditions, as customers have reduced, or have deferred, spending on information technology improvements, which, in turn, has affected our operating results. Although we recently have seen modest improvements in information technology spending, a return to unfavorable economic conditions has the potential to materially and adversely affect us.

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

Part of our recent success has resulted from our ability to implement new initiatives, including new product introductions, technology acquisitions, and organizational changes. Our future operating results will continue to depend upon:

•	our successful implementation of a unified PLM product strategy, including the realignment and efficient use of our internal resources, the management of multiple development and distribution processes and effective mitigation of disruption that may result from organizational change;

•	our ability to deliver an integrated and comprehensive suite of solutions and to capitalize on existing synergies by offering a comprehensive product development system;

•	our ability to integrate acquired technologies into our integrated suite of products and successfully integrate newly acquired businesses, including potentially overlapping distribution channels, into our operations;

•	our ability to appropriately allocate and implement cost cutting measures, including transferring activities to lower cost regions, that increase profitability while maintaining adequate resources for effective and coordinated organizational performance;

•	the success of our sales coverage optimization initiatives, including:

•	the effectiveness of our organizational sales model, including the integration of distribution channels of newly acquired companies,

•	our ability to manage our internal sales organization effectively, including ensuring that we have the appropriate number of sales representatives with the skills and knowledge necessary for selling our products and educating our customers about our products, in order to create and meet demand for our products, and

•	our ability to broaden and effectively use indirect distribution channels through alliances with resellers and other strategic partners;

•	our ability to anticipate and meet evolving customer requirements for PLM solutions and successfully deliver products and services at an enterprise level;

•	our ability to identify and penetrate additional industry sectors and vertical market segments that represent growth opportunities (and in which we historically have not participated and have little experience), both through new product and sales initiatives and through acquisitions;

•	our ability to execute customer satisfaction initiatives and programs in order to retain our customer base and to develop customer references upon which we can expand that base; and

•	our ability to effectively use our current resources, as reduced by our past cost reduction programs, to undertake one or more strategic initiatives while maintaining recurring operations at satisfactory levels.

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

We must continually modify and enhance our products to keep pace with changes in computer software, hardware and database technology, as well as emerging Internet standards. We must also continually expend efforts to review and fix errors (“bugs”) found in our current and upcoming software releases. Our ability to remain competitive will depend on our ability to:

•	enhance our current offerings and develop new products and services that keep pace with technological developments and effectively undertake “debugging” efforts through:

•	internal research and development and quality assurance programs,

•	acquisition of technology, and

•	strategic partnerships;

•	meet evolving customer requirements, especially ease-of-use and interoperability;

•	adequately utilize our development resources in the face of a challenging economic climate; and

•	license appropriate technology from third parties for inclusion in our products.

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

We may be unable to successfully acquire and integrate strategic businesses and any businesses we acquire may not achieve the revenue and earnings we anticipated.

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

There are an increasing number of competitive design products, some of which emphasize lower price points and ease of use compared to the more robust functionality of our solutions. This increased competition makes attracting new customers more difficult. In addition, some competitive products have reached a level of functionality whereby product differentiation is less likely, in and of itself, to dislodge incumbent design systems, given the training, data conversion, and other startup costs associated with system replacement. Although Pro/ENGINEER Wildfire, which focuses on PLM interoperability and ease of use, and other initiatives are designed to address these competitive pressures, increased competition and further market acceptance of competitive products could have a negative effect on pricing and revenue for our products, which could have a material adverse affect on our results.

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

We have identified PLM as a market opportunity for us and have devoted significant resources toward capitalizing on that opportunity. We offer a suite of PLM solutions and related services targeted at this market based on our collaboration and control solutions, together with our design solutions. This suite includes software and services that use Internet technologies to enable our customers’ employees, suppliers and customers to collaboratively develop, build, distribute and manage products throughout their entire lifecycle. Because the market for software products that enable companies to collaborate on product information on an enterprise-wide level is newly emerging, we cannot be sure of the size of this market, whether it will grow, or whether companies will elect to use our products or acquire them from other sources, or forego PLM initiatives altogether.

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

Our success depends upon continued growth in the use of the Internet as a medium of secure collaboration and commerce. The use of the Internet for collaboration and commerce is still relatively new. As a result, a sufficiently broad base of companies and their supply chain may not adopt or continue to use the Internet as a medium of exchanging product information. Our PLM strategy would be seriously harmed if the infrastructure for the Internet does not efficiently support enterprises and their supply chain partners or concerns over the secure transmission of confidential information over public networks inhibit the growth of the Internet as a means of collaborating across enterprises and/or conducting commercial transactions.

IV. Other Considerations

We are required to report on, and obtain the attestation of our independent registered public accounting firm relating to, our internal control over financial reporting.

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

We adopted SFAS No. 123R in the fourth quarter of 2005. Adoption of SFAS No. 123R will result in incremental expense on our consolidated statement of operations beginning in the fourth quarter of 2005. If the market reacts negatively to the effect of this incremental expense on our results of operations, our stock price and market capitalization could be adversely affected.

Also, traditionally, a large percentage of our common stock has been held by institutional investors. Purchases and sales of our common stock by these institutional investors could have a significant impact on the market price of the stock. For more information about those investors, please see our proxy statement with respect to our most recent annual meeting of stockholders and Schedules 13D and 13G filed with the SEC with respect to our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased		(b) Average price paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number that May Yet Be Purchased Under the Plans or Programs (1)
April 3 – April 30, 2005	0		n/a	0	8,809,609
May 1 – May 28, 2005	53,952	(2)	$5.38	0	8,809,609
May 29 – July 2, 2005	0		n/a	0	8,809,609

Total	53,952		$5.38	0	8,809,609

(1)	Our Board of Directors has authorized us to repurchase up to 40.0 million shares of our common stock. Through July 2, 2005, we had repurchased a total of 31.2 million shares.
(2)	All 53,592 shares were purchased on May 5, 2005 from one of our executive officers who tendered those shares to PTC to satisfy tax withholding obligations incurred in connection with the vesting of 125,000 shares of the executive’s May 30, 2002 restricted stock award. The price paid per share was the closing price per share of our common stock on the Nasdaq National Market on that date.

ITEM 6. EXHIBITS

2.1	Amended and Restated Agreement and Plan of Merger dated as of July 15, 2005 by and among Parametric Technology Corporation, Arbortext, Inc., PTC Maple Corporation and a representative of the stockholders of Arbortext, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated July 19, 2005 and incorporated herein by reference).

10.1*	Form of Restricted Stock Agreement (Non-Employee Director)

10.2*	Form of Restricted Stock Agreement (Employee)

10.3	Form of Restricted Stock Unit Certificate (U.S.)

10.4	Form of Restricted Stock Unit Certificate (Non-U.S.)

10.5*	Form of Incentive Stock Option Certificate

10.6*	Form of Nonstatutory Stock Option Certificate

10.7*	Form of Stock Appreciation Right Certificate

10.8*	Information regarding director compensation (incorporated by reference from Item 1.01 in our Current Report on Form 8-K dated May 18, 2005).

10.9*	Amended and Restated Consulting Agreement dated as of July 28, 2005 between Parametric Technology Corporation and Michael E. Porter (filed as Exhibit 1.1 to our Current Report on Form 8-K dated July 28, 2005 and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32**	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

*	Indicates a management contract or compensatory plan or arrangement in which an executive officer or director of PTC participates.
**	Indicates that the exhibit is being furnished with this report and is not filed as a part of it.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PARAMETRIC TECHNOLOGY CORPORATION

By:	/s/ CORNELIUS F. MOSES, III
Cornelius F. Moses, III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 11, 2005