Form 10-Q
period 2005-12-31
PARAMETRIC TECHNOLOGY CORP
filed 2006-02-09
CIK 857005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES    ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☒    Accelerated filer    ☐    Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

There were 277,700,549 shares of our common stock outstanding on February 3, 2006.

PARAMETRIC TECHNOLOGY CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended December 31, 2005

PART I—FINANCIAL INFORMATION

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	December 31, 2005	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$167,152	$204,423
Accounts receivable, net of allowance for doubtful accounts of $5,594 and $5,730 at December 31, 2005 and September 30, 2005, respectively	155,113	147,497
Prepaid expenses	20,832	21,875
Other current assets (Note 1)	50,654	48,210
Deferred tax assets	1,677	1,722

Total current assets	395,428	423,727
Property and equipment, net	50,543	52,551
Goodwill	206,883	200,628
Acquired intangible assets, net	61,110	58,210
Deferred tax assets	2,482	2,422
Other assets	55,612	49,085

Total assets	$772,058	$786,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,051	$19,915
Accrued expenses and other current liabilities	41,259	43,753
Accrued compensation and benefits	44,361	67,517
Accrued income taxes	26,869	29,695
Deferred revenue (Note 1)	182,638	183,882

Total current liabilities	315,178	344,762
Other liabilities (Note 2)	101,921	101,432
Deferred revenue (Note 1)	13,457	16,585
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 277,479 and 275,074 shares issued and outstanding at December 31, 2005 and September 30, 2005, respectively	2,775	2,751
Additional paid-in capital	1,684,055	1,673,685
Accumulated deficit	(1,296,042)	(1,303,558)
Accumulated other comprehensive loss	(49,286)	(49,034)

Total stockholders’ equity	341,502	323,844

Total liabilities and stockholders’ equity	$772,058	$786,623

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended
	December 31, 2005	January 1, 2005
Revenue:
License	$58,527	$46,929
Service	133,991	122,261

Total revenue	192,518	169,190

Costs and expenses:
Cost of license revenue	3,303	1,497
Cost of service revenue	58,722	46,160
Sales and marketing	63,645	56,045
Research and development	34,583	26,467
General and administrative	19,629	15,587
Amortization of acquired intangible assets	1,358	222

Total costs and expenses	181,240	145,978

Operating income	11,278	23,212
Other income (expense), net	1,099	(487)

Income before income taxes	12,377	22,725
Provision for income taxes	4,861	3,566

Net income	$7,516	$19,159

Earnings per share—Basic and Diluted (Note 4)	$0.03	$0.07
Weighted average shares outstanding—Basic	273,713	270,036
Weighted average shares outstanding—Diluted	281,677	279,194

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended
	December 31, 2005	January 1, 2005
Cash flows from operating activities:
Net income	$7,516	$19,159
Adjustments to reconcile net income to net cash flows (used) provided by operating activities:
Depreciation and amortization	8,061	6,473
Stock-based compensation	9,664	109
Other non-cash costs and expenses	642	528
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(4,720)	3,702
Accounts payable and accrued expenses	(5,222)	(1,379)
Accrued compensation and benefits	(23,566)	(13,317)
Deferred revenue	(8,947)	(19,346)
Income taxes receivable, net of accrued income taxes	(2,673)	37,134
Other current assets and prepaid expenses	2,579	(1,518)
Other noncurrent assets and liabilities	(4,903)	(2,861)

Net cash (used) provided by operating activities	(21,569)	28,684

Cash flows from investing activities:
Additions to property and equipment	(3,350)	(2,799)
Additions to acquired intangible assets	—	(5)
Acquisitions of businesses, net of cash acquired	(10,675)	—

Net cash used by investing activities	(14,025)	(2,804)

Cash flows from financing activities:
Proceeds from issuance of common stock	832	3,045
Payments of capital lease obligations	(94)	—

Net cash provided by financing activities	738	3,045

Effect of exchange rate changes on cash and cash equivalents	(2,415)	10,252

Net (decrease) increase in cash and cash equivalents	(37,271)	39,177
Cash and cash equivalents, beginning of period	204,423	294,887

Cash and cash equivalents, end of period	$167,152	$334,064

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended
	December 31, 2005	January 1, 2005

Net income	$7,516	$19,159

Other comprehensive income (loss), net of tax provision (benefit):
Foreign currency translation adjustment, net of tax of $0 for both periods	(579)	3,858
Unrealized gain on securities, net of tax of $0 for both periods	327	746

Other comprehensive income (loss)	(252)	4,604

Comprehensive income	$7,264	$23,763

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Parametric Technology Corporation and its wholly owned subsidiaries and have been prepared by management in accordance with accounting principles generally accepted in the United States of America. Unless otherwise indicated, all references to a year reflect our fiscal year, which ends on September 30. The year-end consolidated balance sheet is derived from our audited financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated. While we believe that the disclosures presented are adequate to make the information not misleading, these unaudited quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

Deferred revenue primarily relates to software maintenance agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and, if not yet paid, the related customer receivable is included in other current assets. Billed but uncollected maintenance-related amounts included in other current assets at December 31, 2005 and September 30, 2005 were $49.1 million and $46.1 million, respectively.

The results of operations for the three months ended December 31, 2005 are not necessarily indicative of the results expected for the remainder of the fiscal year.

2. Restructuring and Other Charges

There were no restructuring and other charges recorded in the first quarters of 2006 and 2005.

The following table summarizes restructuring accrual activity for the three months ended December 31, 2005:

	Employee Severance and Related Benefits	Facility Closures and Other Costs	Total
	(in thousands)
Balance, September 30, 2005	$1,263	$30,259	$31,522
Cash disbursements	(484)	(2,567)	(3,051)
Foreign exchange impact	—	(60)	(60)

Balance, December 31, 2005	$779	$27,632	$28,411

The accrual for facility closures and related costs is included in current liabilities (accrued expenses and other current liabilities) and long-term liabilities (other liabilities) in the consolidated balance sheets, and the accrual for employee severance and related benefits is included in accrued compensation and benefits. In determining the amount of the facilities accrual, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates are reviewed quarterly based on known real estate market conditions and the credit-worthiness of subtenants, and may result in revisions to established facility reserves. We have accrued $27.1 million as of December 31, 2005 related to excess facilities (compared to $29.7 million at September 30, 2005), representing gross lease commitments with agreements expiring at

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

various dates through 2014 of approximately $59.2 million, net of committed and estimated sublease income of approximately $31.2 million and a present value factor of $0.9 million. We have entered into signed sublease arrangements for approximately $26.7 million, with the remaining $4.5 million based on future estimated sublease arrangements, including $3.7 million for space currently available for sublease. If our sublease assumptions prove to be inaccurate, we may need to make changes in these estimates that would affect our results of operations and potentially our financial condition. As of December 31, 2005, of the $28.4 million remaining in accrued restructuring charges, $9.7 million was included in current liabilities and $18.7 million was included in other long-term liabilities, principally for facility costs to be paid out through 2014.

In connection with our acquisition of Arbortext in the fourth quarter of 2005 described in Note 5, we recorded $3.0 million of restructuring accruals related to severance costs, excess facility costs and other costs associated with exiting activities of Arbortext. Through December 31, 2005, we have made cash disbursements of approximately $1.0 million related to our integration of Arbortext, and the remaining $2.0 million of restructuring accruals is included in current liabilities in our consolidated balance sheet.

3. Stock-based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)). We adopted SFAS No. 123(R) on July 3, 2005, effective with the beginning of the fourth quarter of 2005. SFAS No. 123(R) requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option pricing model. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. We adopted the modified prospective application method as provided by SFAS No. 123(R) and, accordingly, financial statement amounts for the periods prior to the adoption of SFAS No. 123(R) including the three months ended January 1, 2005 have not been restated to reflect the fair value method of expensing prescribed by SFAS No. 123(R). Prior to July 3, 2005, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, (APB No. 25) and related interpretations. Under APB No. 25, no compensation cost is recognized when the option exercise price is equal to the market price of the underlying stock on the date of grant. As permitted by APB No. 25, prior to July 3, 2005, we generally did not recognize compensation expense in connection with stock option grants to employees, directors and officers under our plans. However, we did recognize compensation expense of $0.1 million in the first quarter of 2005 in connection with a restricted stock grant to an executive officer of the company in May 2002.

We have an equity incentive plan for employees, directors, officers and consultants that provides for grants of nonqualified and incentive stock options, restricted stock, restricted stock units and stock appreciation rights. Until recently, we generally granted stock options. For those options, the option exercise price was typically the fair market value at the date of grant, and they generally vested over four years and expired ten years from the date of grant. Since the adoption of SFAS No. 123(R), we have begun to award restricted stock and restricted stock units as the principal equity incentive awards. In addition, we historically offered an employee stock purchase plan (ESPP) for all eligible employees. SFAS No. 123(R) includes revised accounting rules for company-sponsored stock purchase plans. In light of these accounting changes, we suspended offerings under the ESPP as of the date of the offering that was to have commenced on February 1, 2005. These equity incentive plans are described more fully in Note J to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 9, 2005, we granted an aggregate of 2,156,054 shares of restricted stock, primarily to our executive officers. Of those shares, an aggregate of 422,054 performance-based shares were issued in connection with our Executive Incentive Performance Plan for the 2006 fiscal year performance period (the “EIP Shares”) and an aggregate of 1,734,000 shares were issued as part of our annual equity incentive program (“Annual Shares”). The restrictions on the EIP Shares will lapse based on achievement of performance criteria established on the grant date by the Compensation Committee of our Board of Directors. The restrictions on the EIP Shares that are finally earned under these criteria lapse on the later of November 9, 2006 or the date the Compensation Committee determines the extent to which those criteria have been achieved. Half of the Annual Shares are performance-based and are subject to the same performance criteria used in our Executive Incentive Performance Plan described above. Annual Shares earned under these criteria are then subject to time-based restrictions that lapse as to substantially one-third of such shares on each of (i) the later of November 9, 2006 or the date the Compensation Committee determines the performance criteria have been achieved, (ii) November 9, 2007 and (iii) November 9, 2008. The remaining half of the Annual Shares is subject only to time-based restrictions that lapse as to substantially one-third of the shares on each of November 9, 2006, 2007 and 2008.

We also issued an aggregate of 2,809,897 restricted stock units in October and November 2005. Of those restricted stock units, (i) 26,321 were issued in connection with the DENC and Cadtrain acquisitions described in Note 5 and vest in three substantially equal installments on each of the first, second and third anniversaries of the closing date of the respective transaction, (ii) 804,553 are performance-based and were issued in connection with our employee management incentive plans for 2006 and will vest to the extent specified performance criteria are achieved on the later of November 9, 2006 or the date the Compensation Committee determines the extent to which the performance criteria have been achieved, and (iii) 1,979,023 were issued to employees as part of our annual equity incentive program and vest in three substantially equal installments on each of November 9, 2006, 2007 and 2008.

The fair value of restricted shares and restricted stock units granted in the first quarter of 2006 was based on the fair market value of our stock on the date of grant. The weighted average fair value of restricted shares and restricted stock units granted in the first quarter of 2006 was $6.19. Pre-vesting forfeiture rates for purposes of determining stock-based compensation were estimated by us to be 0% for directors and executive officers, 3% for vice president level employees and 6% for all other employees.

No stock options were granted during the first quarters of 2006 or 2005.

The following table shows stock-based compensation expense recorded from our stock-based awards as reflected in our consolidated statements of operations:

	Three months ended
	December 31, 2005	January 1, 2005
	(in thousands)
Cost of license revenue	$40	$—
Cost of service revenue	1,947	—
Sales and marketing	2,315	—
Research and development	2,105	109
General and administrative	3,257	—

Total stock-based compensation expense	$9,664	$109

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based awards to employees for the first quarter of 2005:

Three months ended January 1, 2005

(in thousands)
Net income, as reported	$19,159
Stock-based employee compensation cost included in reported net income, net of a tax benefit of $0	109
Stock-based employee compensation expense determined under fair value based method, net of a tax benefit of $0	(7,579)

Pro forma net income	$11,689

Earnings per share:
Basic and diluted—as reported	$0.07
Basic and diluted—pro forma	$0.04

The illustrative disclosures above include the amortization of the fair value of all stock-based awards over their vesting schedules. The pro forma net income includes an income tax valuation allowance fully offsetting any income tax benefit related to the stock-based employee compensation expense. The effects indicated above of applying SFAS No. 123 are not necessarily representative of the effects on similar illustrative disclosures in future periods.

4. Earnings Per Share (EPS)

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

	Three months ended
	December 31, 2005	January 1, 2005
	(in thousands, except per share data)
Net income	$7,516	$19,159

Weighted average shares outstanding—Basic	273,713	270,036
Dilutive effect of employee stock options, restricted shares and restricted stock units	7,964	9,158

Weighted average shares outstanding—Diluted	281,677	279,194

Basic earnings per share	$0.03	$0.07
Diluted earnings per share	$0.03	$0.07

Stock options to purchase 11.0 million and 37.7 million shares for the first quarters of 2006 and 2005, respectively, had exercise prices per share that were greater than the average market price of our common stock for those periods. These shares were excluded from the computation of diluted EPS as the effect would have been anti-dilutive. For the first quarter of 2006, the treasury stock method included consideration of unrecognized compensation expense and any tax benefits as additional proceeds.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Acquisitions

Arbortext

In the fourth quarter of 2005, we completed the acquisition of all of the outstanding capital stock of Arbortext, Inc., a provider of enterprise publishing software. The aggregate purchase price for the acquisition was approximately $194.8 million in cash, including $3.1 million of acquisition-related transaction costs. This acquisition was accounted for as a business combination and resulted in $151.6 million of goodwill, including $1.5 million recorded in the first quarter of 2006, and $46.6 million of other acquired intangible assets, primarily comprised of customer relationship intangibles, which are being amortized over an average of 7.9 years. Values assigned to intangible assets are not deductible for tax purposes. No PTC common stock or stock options were issued in the acquisition. The purchase price allocation is final, except for the impact, if any, of a potential dispute concerning a royalty contract. Results of operations for Arbortext have been included in the accompanying consolidated statement of operations beginning July 20, 2005.

Pro Forma Financial Information (unaudited)

The unaudited financial information in the table below summarizes the combined results of operations of PTC and Arbortext, on a pro forma basis, as though the companies had been combined as of the beginning of 2005. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place at the beginning of 2005. The pro forma financial information includes the amortization charges from acquired intangible assets, adjustments to interest income and the related tax effects.

Three months ended January 1, 2005
(in millions, except per share amounts)
Revenue	$179.9
Net income	16.3
Earnings per share—Basic	$0.06
Earnings per share—Diluted	$0.06

Polyplan and Aptavis

During the third quarter of 2005, we acquired Polyplan Technologies Inc., a provider of manufacturing process planning technology, and Aptavis Technologies Corporation, a provider of Windchill-based solutions for the retail, footwear and apparel industry. We completed the two acquisitions for an aggregate of $6.8 million in cash. These acquisitions were accounted for as business combinations and resulted in $5.6 million of goodwill and $3.3 million of other acquired intangible assets, primarily comprised of purchased software, which is being amortized over three years. Values assigned to intangible assets are not deductible for tax purposes. Our results of operations prior to the acquisitions, if presented on a pro forma basis, would not differ materially from our reported results.

DENC and Cadtrain

We acquired DENC AG and substantially all of the assets of Cadtrain, Inc. in the first quarter of 2006 for an aggregate purchase price of $9.9 million. In addition, we agreed to pay up to $2.0 million of additional cash consideration if specified targets, including revenue and customer retention results, are achieved within one year of the acquisition dates. Any such additional payments will be recorded as additional goodwill if and when incurred. These acquisitions add to our global consulting and training services organization. DENC AG is based

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

solely in German-speaking Europe and expands our consulting delivery capacity and expertise in that region. Cadtrain, Inc. was based in the U.S. and developed and provided training solutions for our products. These acquisitions were accounted for as business combinations and resulted in $4.9 million of goodwill and $5.5 million in other acquired intangible assets, primarily comprised of customer relationship intangibles, which are being amortized over an average of 5.8 years. The purchase price allocations for these two acquisitions are preliminary pending the final determination of the fair values of intangible assets and certain assumed assets and liabilities. Our results of operations prior to these acquisitions, if presented on a pro forma basis, would not differ materially from our reported results.

6. Goodwill and Acquired Intangible Assets

We have two reportable segments: (1) software products and (2) services. As of December 31, 2005 and September 30, 2005, goodwill and acquired intangible assets in the aggregate attributable to our software products reportable segment was $241.7 million and $242.6 million, respectively, and attributable to our services reportable segment was $26.3 million and $16.2 million, respectively. Goodwill and other intangible assets are tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting segment below its carrying value. We completed our annual impairment review as of July 2, 2005 and concluded that no impairment charge was required as of that date. There have not been any events or changes in circumstances that indicate that the carrying values of goodwill or acquired intangible assets may be impaired.

Goodwill and acquired intangible assets consisted of the following:

	December 31, 2005			September 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Goodwill and intangible assets with indefinite lives (not amortized):
Goodwill	$310,535	$103,652	$206,883	$304,760	$104,132	$200,628
Trademarks	10,100	6,001	4,099	10,155	6,033	4,122

	320,635	109,653	210,982	314,915	110,165	204,750
Intangible assets with finite lives (amortized):
Purchased software	45,354	30,995	14,359	45,150	30,135	15,015
Capitalized software	22,877	20,980	1,897	22,877	20,556	2,321
Customer lists and relationships	50,207	11,068	39,139	45,981	10,045	35,936
Trademarks and tradenames	1,020	87	933	850	34	816
Other	1,065	382	683	316	316	—

	120,523	63,512	57,011	115,174	61,086	54,088

Total goodwill and acquired intangible assets	$441,158	$173,165	$267,993	$430,089	$171,251	$258,838

The changes in the carrying amounts of goodwill and acquired intangible assets with indefinite lives at December 31, 2005 from September 30, 2005 are due to the impact of acquisitions completed in the first quarter of 2006 (described in Note 5) and foreign currency translation adjustments related to those asset balances that are recorded in non-U.S. currencies.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Movements in goodwill, presented by reportable segment, were as follows:

	Software Products Segment	Services Segment	Total
	(in thousands)
Balance, September 30, 2005	$188,548	$12,080	$200,628
Acquisitions	1,500	4,934	6,434
Foreign currency translation adjustments	(179)	—	(179)

Balance, December 31, 2005	$189,869	$17,014	$206,883

The aggregate amortization expense for intangible assets with finite lives recorded for the first quarters of 2006 and 2005 was reflected in our consolidated statements of operations as follows:

	Three months ended
	December 31, 2005	January 1, 2005
	(in thousands)
Amortization of acquired intangible assets	$1,358	$222
Cost of license revenue	1,196	538

Total amortization expense	$2,554	$760

The estimated aggregate future amortization expense for intangible assets with finite lives remaining as of December 31, 2005 is $7.8 million for the remainder of 2006, $9.4 million for 2007, $8.3 million for 2008, $6.8 million for 2009, $5.6 million for 2010 and $19.1 million thereafter.

7. Recent Accounting Pronouncements

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

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We report our revenue in two product categories:

•	Enterprise Solutions, which includes Windchill, Pro/INTRALINK, Arbortext Publishing Engine and all other solutions that help companies collaborate, manage and publish information across an extended enterprise; and

•	Desktop Solutions, which includes Pro/ENGINEER, Arbortext Editor and all other solutions that help companies create content and improve desktop productivity.

Prior to the fourth quarter of 2005, Desktop Solutions was referred to as Design Solutions and Enterprise Solutions was referred to as Collaboration and Control Solutions. Through the end of the third quarter of 2005, half of Pro/INTRALINK revenue was allocated to Design Solutions and half was allocated to Collaboration and Control Solutions. As a result of the new technology configuration of Pro/INTRALINK, beginning with the fourth quarter of 2005, all Pro/INTRALINK revenue is classified as Enterprise Solutions.

The revenue and operating income (loss) attributable to these operating segments are summarized as follows:

	Three months ended
	December 31, 2005	January 1, 2005
	(in thousands)
Revenue:
Software Products segment:
License:
Desktop solutions	$36,097	$32,500
Enterprise solutions	22,430	14,429

Total software products license revenue	58,527	46,929

Maintenance: (1)
Desktop solutions	73,267	72,140
Enterprise solutions	16,252	12,708

Total software products maintenance revenue	89,519	84,848

Total software products revenue	148,046	131,777

Services segment:
Desktop solutions	17,005	18,343
Enterprise solutions	27,467	19,070

Total services revenue	44,472	37,413

Total revenue:
Desktop solutions	126,369	122,983
Enterprise solutions	66,149	46,207

Total revenue	$192,518	$169,190

Operating income (loss): (2)(3)
Software Products segment	$94,632	$91,128
Services segment	(80)	3,716
Sales and marketing expenses	(63,645)	(56,045)
Unallocated expenses (4)	(19,629)	(15,587)

Total operating income	$11,278	$23,212

(1)	Maintenance revenue is included in Service Revenue in the consolidated statements of operations.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	The operating income reported does not represent the total operating results for each operating segment as it does not contain an allocation of sales, marketing, corporate or general administrative expenses incurred in support of the operating segments.
(3)	As described in Note 3, we adopted SFAS No. 123(R) on July 3, 2005. For the three months ended December 31, 2005, Software Products included $2.7 million; Services included $1.4 million; sales and marketing expenses included $2.3 million; and unallocated expenses included $3.3 million of stock-based compensation recorded in that period. For the three months ended January 1, 2005, Software Products included $0.1 million of stock-based compensation recorded in that period.
(4)	Unallocated expenses represent all corporate and general and administrative expenses.

Data for the geographic regions in which we operate is presented below:

	Three months ended
	December 31, 2005	January 1, 2005
	(in thousands)
Revenue:
North America	$75,855	$58,330
Europe (1)	75,037	67,747
Asia-Pacific (2)	41,626	43,113

Total revenue	$192,518	$169,190

(1)	Includes revenue in Germany and France totaling $20.0 million and $22.6 million, respectively, for the three months ended December 31, 2005 and $21.7 million and $10.5 million, respectively, for the three months ended January 1, 2005.
(2)	Includes revenue in Japan totaling $19.7 million and $24.6 million for the three months ended December 31, 2005 and January 1, 2005, respectively.

Total long-lived assets by geographic region have not changed significantly since September 30, 2005.

9. Income Taxes

As of the end of the first quarters of 2006 and 2005, a full valuation allowance was still recorded against remaining deferred tax assets in the U.S. and certain foreign jurisdictions. If and when we conclude that realization of our deferred tax assets is more likely than not, we will record a reduction to our valuation allowance that will increase net income, goodwill and/or additional paid-in capital in the period such determination is made. While we have realized consolidated operating profits over the last several quarters, in the fourth quarter of 2005, principally due to the tax expense associated with the grant and vesting of restricted stock units and the employee stock option exchange, our U.S. legal entities incurred a taxable loss. Accordingly, we have not yet concluded that realization of all of our deferred tax assets in the future is more likely than not.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Commitments and Contingencies

Legal Proceedings

On May 30, 2003, a lawsuit was filed against us in the U.S. District Court for the District of Massachusetts by Rand A Technology Corporation and Rand Technologies Limited (together, “Rand”). Rand historically had been our largest distributor. The complaint alleges various breaches of a revised one-year distribution agreement entered into in December 2002, as well as other agreements between Rand and us, and also asserts certain non-contract claims. The complaint, as amended, seeks equitable relief and substantial damages. On November 24, 2003, we filed our substantive response to Rand’s complaint and asserted counterclaims against Rand. During the second quarter of 2005, Rand quantified its claimed actual damages as being in excess of $50 million and Rand asserts that this amount should be trebled by the court. As a result of several recent rulings by the court, some of Rand’s claims have been dismissed while others will proceed to trial and Rand’s possible maximum recovery under the lawsuit may have been reduced. In addition, the court has excluded the testimony of the damages expert hired by Rand to substantiate Rand’s damages quantification. The court has also issued a ruling granting PTC summary judgment on one of PTC’s counterclaims against Rand. Despite these rulings, several of Rand’s claims, as well as certain of our counterclaims, remain to be tried before a jury. We believe Rand’s claims and its damages assessment associated with those claims are without merit and will continue to contest them vigorously. We also intend to diligently prosecute our counterclaims. Recently, we have also filed new claims against Rand alleging misuse of our intellectual property, to which Rand has filed certain counterclaims. This action is in the early stages. We cannot predict the ultimate resolution of these actions at this time, and we cannot assure you that these actions, if determined adversely to us, will not have a material adverse impact on our financial condition or results of operations. No liability has been accrued as of December 31, 2005 related to this matter.

We also are subject to various legal proceedings and claims that arise in the ordinary course of business. We currently believe that resolving these other matters will not have a material adverse impact on our financial condition or results of operations.

Guarantees and Indemnification Obligations

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties, generally our business partners or customers, in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to our current products, as well as claims relating to property damage or personal injury resulting from the performance of services by us or our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. Historically, our costs to defend lawsuits or settle claims relating to such indemnity agreements have been minimal and we accordingly believe the estimated fair value of these agreements is immaterial.

We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products for a specified period of time (generally 90 to 180 days). Additionally, we generally warrant that our consulting services will be performed consistent with generally accepted industry standards. In most cases, liability for these warranties is capped. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history; however, we have never incurred significant cost under our product or service warranties. As a result, we believe the estimated fair value of these agreements is immaterial.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Subsequent Event

On January 25, 2006, our Board of Directors authorized a two-for-five reverse stock split of our common stock, which was previously approved by our stockholders at our 2005 Annual Meeting of Stockholders on March 10, 2005. The reverse stock split will become effective on February 28, 2006 and will result in two shares outstanding for every five pre-split shares outstanding and a transfer of approximately $1.7 million from common stock to additional paid-in capital on our consolidated balance sheet. Pro forma earnings per share amounts on a post-split basis for the first quarters of 2006 and 2005 are as follows:

	Three months ended
	December 31, 2005	January 1, 2005
Earnings per share:
Basic—as reported	$0.03	$0.07
Basic—pro forma*	$0.07	$0.18
Diluted—as reported	$0.03	$0.07
Diluted—pro forma*	$0.07	$0.17

*	Pro forma amounts are unaudited and reflect the impact of the two-for-five reverse stock split.

Information presented in our consolidated financial statements and notes thereto has not been restated to reflect this authorized reverse stock split.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q about our anticipated financial results and growth, as well as about the development of our products and markets, are forward-looking statements that are based on our current plans and assumptions. Important information about the bases for these plans and assumptions and important factors that may cause our actual results to differ materially from these statements is contained below and in Part II, Item 1A. Risk Factors of this report.

Executive Overview

Our focus in 2006 is to increase revenue and profitability with a view towards our longer-term goal of achieving $1 billion in revenue in 2008. In the first quarter of 2006, we achieved year-over-year growth in both Enterprise Solutions and Desktop Solutions, primarily due to higher license revenue in both of our product categories and higher Enterprise Solutions consulting and training services revenue. We increased sales of our solutions and services through increased adoption of Pro/ENGINEER Wildfire and Windchill, expansion of our services delivery organization, the addition of Arbortext products and expansion of our reseller channel, which serves the small- and medium-size business market. Results for the first quarter of 2006 reflect strong sales in North America and Europe, including a significant transaction with a customer in Europe completed in the quarter. However, our Desktop Solutions revenue declined in the first quarter of 2006 in Japan and was lower than expected. In addition, although our services revenue grew year over year, it was lower than expected. Overall operating margins in the first quarter of 2006 declined year over year due to increased operating costs, including increased stock-based compensation due to our adoption of SFAS No. 123(R) in the fourth quarter of 2005, investments we made in our services business to support planned revenue growth, increased operating costs associated with recent acquisitions and costs incurred in connection with our investigation in the Asia-Pacific region.

We completed two acquisitions in the first quarter of 2006 for an aggregate purchase price of approximately $10 million. These acquisitions add to our global consulting and training services organization. The first was of DENC AG, an engineering consulting company with expertise in product development process consulting and integrating PTC solutions with enterprise resource planning (ERP) systems. The second was of substantially all of the assets of Cadtrain, Inc., a provider of eLearning solutions for Pro/ENGINEER. We do not expect significant revenue contribution in the near-term from these acquisitions.

We also entered into a cooperative marketing agreement with IBM, effective January 1, 2006. The companies’ activities under the agreement will focus primarily on the emerging product lifecycle market (PLM) market in China as well as a targeted account strategy in growth industries such as electronics, consumer packaged goods and life sciences in Europe and the United States. Although we do not expect this agreement to generate significant revenue in the near term, we believe our agreement with IBM will extend the reach of our solutions and, ultimately, increase adoption of our solutions.

Fiscal Year 2006

In support of our goal to increase revenue, profitability and earnings in 2006, we plan to continue to:

•	improve our product and service offerings;

•	maintain and grow revenue from our traditional vertical market segments;

•	leverage and optimize our distribution model, including, when appropriate, making measured increases to our direct sales force, reseller channel and services organization;

•	make additional strategic investments in solutions for vertical market segments both within and outside our traditional market segments as demand for our products dictate, including those serviced by newly acquired companies;

•	enhance our relationships with strategic accounts;

•	implement strategic initiatives in the Asia-Pacific market; and

•	pursue corporate development opportunities, including mergers and acquisitions and strategic partnerships.

Our success will depend on, among other factors, our ability to:

•	optimize our sales and services coverage and productivity through, among other means, effective use and management of our internal resources in combination with our resellers and other strategic partners and appropriate investment in our distribution channel;

•	integrate newly acquired businesses into our operations and execute future corporate development initiatives while remaining focused on organic growth opportunities, including penetration of strategic vertical markets;

•	differentiate our products and services from those of our competitors to effectively pursue opportunities within the small- and medium-size business market and with strategic larger accounts;

•	help our customers expand their product development technology infrastructure to a more robust PLM product development system in order to further their global product development initiatives; and

•	leverage these initiatives and investments to achieve both revenue growth and operating margin targets.

We discuss additional factors affecting our revenue and operating results under Part II, Item 1A. Risk Factors of this report.

Our Business

We develop, market and support PLM and enterprise content management (ECM) software solutions and related services that help companies improve their processes for developing physical and information products.

The PLM market encompasses the mechanical computer-aided design, manufacturing and engineering (CAD, CAM and CAE) market and the collaboration and data management solutions market, as well as many previously isolated markets that address various other phases of a product’s lifecycle. These include product data management (PDM), component and supplier management, visualization and digital mockup, enterprise application integration, program and project management, after market service and portfolio management, requirements management, customer needs management, manufacturing planning, and technical and marketing publications.

The ECM market encompasses companies in multiple verticals and includes technologies for business process management, compliance management, document management, dynamic publishing, document archival and retrieval, knowledge management, records management and Web content management. Within the ECM market, we focus our development on a subset of solutions that optimize the development of dynamic publications, such as those associated with technical manuals, service documents and regulatory and compliance data sets, as well as government and financial document publishing and content management.

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

Additionally, we believe there is a growing opportunity in the small- and medium-size business market as these manufacturers migrate from two-dimensional design tools to entry-level three-dimensional design tools. We believe these smaller manufacturers have a need for and will invest in collaboration and data management solutions over the next several years.

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

Results of Operations

The following is a summary of our results of operations for the first quarters of 2006 and 2005, which includes the results of operations of companies we acquired beginning on their respective acquisition dates. A detailed discussion of these results follows the table below.

	Three months ended
	December 31, 2005	Percent Change	January 1, 2005
	(Dollar amounts in millions)
Total revenue	$192.5	14%	$169.2
Total costs and expenses	181.2	24%	146.0

Operating income	11.3	(51)%	23.2
Other income (expense), net	1.1		(0.5)

Income before income taxes	12.4		22.7
Provision for income taxes	4.9		3.5

Net income	$7.5	(61)%	$19.2

•	Our year-over-year total revenue increased 14%, including a 25% increase in software license revenue and a 10% increase in service revenue.

•	Our year-over-year Enterprise Solutions revenue increased 43% to $66.1 million for the first quarter of 2006 from $46.2 million for the first quarter of 2005.

•	Our year-over-year Desktop Solutions revenue increased 3% to $126.4 million for the first quarter of 2006 from $123.0 million for the first quarter of 2005.

•	On a consistent foreign currency basis, year-over-year total revenue increased 17% and total costs and expenses increased 26%.

•	We adopted SFAS No. 123(R), “Share-Based Payment,” at the beginning of the fourth quarter of 2005. Stock-based compensation expense was $9.7 million in the first quarter of 2006 and $0.1 million in the first quarter of 2005.

•	For the first quarter of 2006, we generated net income of $7.5 million, compared to net income of $19.2 million for the first quarter of 2005. The decrease in net income is primarily attributable to increased operating costs, including stock-based compensation expenses due to our adoption of SFAS No. 123(R), investments we have made in our services business, increased costs attributable to acquisitions we completed in the last half of 2005 and the first quarter of 2006 and costs incurred in connection with our investigation in the Asia-Pacific region.

The following table shows certain consolidated financial data as a percentage of our total revenue for the first quarters of 2006 and 2005:

	Three months ended
	December 31, 2005	January 1, 2005
Revenue:
License	30%	28%
Service	70	72

Total revenue	100	100

Costs and expenses:
Cost of license revenue	2	1
Cost of service revenue	30	27
Sales and marketing	33	33
Research and development	18	16
General and administrative	10	9
Amortization of acquired intangible assets	1	—

Total costs and expenses	94	86

Operating income	6	14
Other income (expense), net	1	(1)

Income before income taxes	7	13
Provision for income taxes	3	2

Net income	4%	11%

Revenue

Total Revenue

Our revenue consists of software license revenue as well as service revenue, which includes software maintenance as well as consulting, implementation, training and other technical support revenue.

We report our revenue in two product categories:

•	Enterprise Solutions, which includes Windchill, Pro/INTRALINK, Arbortext Publishing Engine and all other solutions that help companies collaborate, manage and publish information across an extended enterprise; and

•	Desktop Solutions, which includes Pro/ENGINEER, Arbortext Editor and all other solutions that help companies create content and improve desktop productivity.

Prior to the fourth quarter of 2005, Desktop Solutions was referred to as Design Solutions and Enterprise Solutions was referred to as Collaboration and Control Solutions. Through the end of the third quarter of 2005, half of Pro/INTRALINK revenue was allocated to Design Solutions and half was allocated to Collaboration and Control Solutions. As a result of the new technology configuration of Pro/INTRALINK, beginning with the fourth quarter of 2005, all Pro/INTRALINK revenue is classified as Enterprise Solutions.

The following table shows our software license revenue and our service revenue, as well as revenue by product category and by geography, for the periods stated.

	Three months ended
	December 31, 2005	Percent Change	January 1, 2005
	(Dollar amounts in millions)
License revenue	$58.5	25%	$46.9
Service revenue:
Maintenance revenue	89.5	6%	84.9
Consulting and training service revenue	44.5	19%	37.4

Total service revenue	134.0	10%	122.3

Total revenue	$192.5	14%*	$169.2

Revenue by product category:
Enterprise solutions revenue	$66.1	43%	$46.2
Desktop solutions revenue	126.4	3%	123.0
Revenue by geography:
North America	$75.9	30%	$58.3
Europe	75.0	11%*	67.8
Asia-Pacific	41.6	(3)%*	43.1

*	On a consistent foreign currency basis from the comparable year-ago period, in the first quarter of 2006 total revenue increased 17%, revenue in Europe increased 17%, and revenue in Asia-Pacific was flat.

In the first quarter of 2006, we had year-over-year revenue growth in both Desktop Solutions and Enterprise Solutions. This growth reflects increases in sales of product licenses, consulting and training services and maintenance. We attribute this growth to execution of our strategic initiatives over the past two years, increased customer understanding of our product development system value proposition, and increased technology spending by our customers, particularly in North America. The improvements reflect organic growth as well as revenue from sales of products we acquired through our recent acquisitions, particularly Arbortext products. Historically, Arbortext generated revenue for the twelve months ended June 30, 2005 of approximately $40 million. Since the acquisition date (July 19, 2005), the Arbortext business has been included in our results of operations. Arbortext revenues are not included in our results for the first quarter of 2005.

License revenue accounted for 30% and 28% of total revenue in the first quarter of 2006 and 2005, respectively. Growth in license revenue is primarily attributable to organic growth, particularly in Windchill and our reseller channel. Recently acquired businesses, particularly Arbortext, also contributed to license revenue growth. Consulting and training service revenue, which has a lower gross profit margin, accounted for 23% and 22% of total revenue in the first quarter of 2006 and 2005, respectively. Increases in consulting and training services revenue came mainly from accelerated growth in Enterprise Solutions services and are due primarily to the emphasis we have placed on providing customers with process consulting, training and adoption services that help customers improve their product development processes and adoption of our solutions. As we have increased our service revenues we have focused on improving our service margins. Although, as described below in Costs and Expenses, our service margins decreased in the first quarter of 2006, our trend over the past several quarters is positive and we expect this trend to continue throughout the remainder of 2006. Maintenance revenue represented 46% and 50% of total revenues in the first quarter of 2006 and 2005, respectively. License and/or consulting and training services revenue of $1 million or more recognized from individual customers within the first quarter of 2006 was $27.1 million compared to $21.7 million in the first quarter of 2005. Because we enter into customer contracts that may result in revenue being recognized over multiple reporting periods, such revenue recognized in a current quarter may be attributable to contracts entered into during the current period or in prior periods.

We derived 61% and 66% of our total revenue from sales to customers outside of North America in the first quarter of 2006 and 2005, respectively. We believe the increase in our 2006 revenue in North America is attributable to execution of our strategic initiatives, increased customer understanding of our product development system value proposition, and increased technology spending by our customers. In addition to our organic growth in North America, the acquisition of Arbortext, whose revenues were concentrated in that region, also contributed to our growth there. The increase in European revenue in the first quarter of 2006 compared to the first quarter of 2005 is due primarily to a significant transaction with a customer in that region completed in the quarter, as well as increased channel revenue growth. Revenue performance in Asia-Pacific in the first quarter of 2006 compared to 2005 reflects a 20% decrease in revenues in Japan, partially offset by a 19% increase in revenues in the Pacific Rim. We believe the revenue decrease in Japan is partially attributable to the short-term impact of certain strategic and organizational changes we undertook in that region in the first quarter of 2006. We believe those structural changes will help improve our results there for the remainder of 2006. We believe the Asia-Pacific region continues to present an important growth opportunity because global manufacturing companies have continued to invest in that region and the market in that region for both our Desktop Solutions and Enterprise Solutions is relatively unsaturated.

We have been building and diversifying our reseller channel to become less dependent on a small number of resellers and to provide the resources necessary for more effective distribution of our products. Although we typically receive lower revenue per seat for an indirect sale versus a direct sale, we believe that using diverse and geographically dispersed resellers that focus on smaller businesses provides an efficient and cost effective means to reach these customers and allows our direct sales force to focus on larger sales opportunities. Total sales from our reseller channel, which are primarily for our CAD/CAM/CAE Desktop Solutions, grew 18% to $39.3 million (20% of total revenue) in the first quarter of 2006 from $33.2 million (20% of total revenue) in the first quarter of 2005. We attribute this performance to our efforts to expand our reseller channel and to the success of Pro/ENGINEER Wildfire among small- and medium-size businesses as Pro/ENGINEER Wildfire has become increasingly competitive in this market, both relative to our historic offerings as well as to competitive offerings in this market segment. We continue to see growth in our reseller channel revenue in North America and Europe. While our reseller channel performance in Asia-Pacific was not as strong as in our other regions in the latter part of 2005 and continuing into the first quarter of 2006, we recently made organizational and infrastructure changes in that region that we expect will result in improved reseller channel performance over the remainder of 2006.

Enterprise Solutions Revenue

The following table shows our Enterprise Solutions software license revenue and service revenue for the periods stated.

	Three months ended
	December 31, 2005	Percent Change	January 1, 2005
	(Dollar amounts in millions)
Enterprise Solutions:
License revenue	$22.4	55%	$14.4
Service revenue
Maintenance revenue	16.2	28%	12.7
Consulting and training service revenue	27.5	44%	19.1

Total service revenue	43.7	38%	31.8

Total revenue	$66.1	43%	$46.2

Total revenue from our Enterprise Solutions software and related services was 34% and 27% of our total revenue in the first quarters of 2006 and 2005, respectively.

The increase in Enterprise Solutions revenue in the first quarter of 2006 compared to the first quarter of 2005 was due to:

•	stronger sales of software licenses, maintenance and consulting and training services, which we believe reflects our success in marketing incremental adoption of our solutions;

•	more wide-spread adoption of our solutions by both our existing and new customers;

•	revenue contribution from the acquisition of Arbortext; and

•	the launch of Windchill 8.0 (in June 2005), including Pro/INTRALINK 8.0, which is now Windchill-based and for which revenue is allocated 100% to the Enterprise Solutions category.

Enterprise Solutions license revenue increased 55% in the first quarter of 2006 over the first quarter of 2005. The number of new Windchill seats sold during the quarter was 220% higher in 2006 than in 2005, including a large number of seats added by an existing customer. Increases in our Enterprise Solutions maintenance revenue and consulting and training service revenue are due primarily to an increase in the number of new users of our enterprise solutions as new customers are added and existing customers expand their implementation to additional users. The increase in 2006 reflects organic growth as well as growth from the acquisition of Arbortext. Consulting and training service revenue growth is also attributable to our focus on new process consulting offerings.

We believe our success in growing Enterprise Solutions revenue is attributable in large part to our targeted Windchill-based solutions (including our Windchill Link solutions) and related services packages. These solutions can be implemented in incremental fashion in accordance with our product development system adoption roadmap, which provides customers with a suggested approach for purchasing and implementing our solutions in stages, and reduces customers’ initial required investments.

We believe small- and medium-size businesses represent an important revenue growth opportunity for our Enterprise Solutions. Accordingly, we are expanding our distribution of PLM solutions by offering qualified resellers the ability to sell our Windchill Link solutions as well as related services. In addition, we now offer on demand versions of several Windchill Link solutions that help minimize customers’ cost of ownership and reduce implementation time. The revenue contribution from these initiatives was not material in the first quarters of 2006 or 2005.

Desktop Solutions Revenue

The following table shows our Desktop Solutions software license revenue and service revenue for the periods stated.

	Three months ended
	December 31, 2005	Percent Change	January 1, 2005
	(Dollar amounts in millions)
Desktop Solutions:
License revenue	$36.1	11%	$32.5
Service revenue
Maintenance revenue	73.3	2%	72.2
Consulting and training service revenue	17.0	(7)%	18.3

Total service revenue	90.3	—%	90.5

Total revenue	$126.4	3%	$123.0

Total revenue from our Desktop Solutions software and related services was 66% and 73% of our total revenue in the first quarters of 2006 and 2005.

The year-over-year increase in license revenue in the first quarter of 2006 compared to the first quarter of 2005 was primarily due to increased sales of our entry-level package of Pro/ENGINEER, as well as a significant transaction with an existing customer. The increase in our Desktop Solutions maintenance revenue is due primarily to the increase in new seats over the past two years and improvements in our renewal rates. We believe these trends are a reflection of further customer adoption of Pro/ENGINEER Wildfire. The decrease in Desktop Solutions consulting and training service revenue is primarily due to decreased revenues in Japan.

We believe our decision to offer Pro/ENGINEER packages with differing price points and functionality will continue to contribute to adoption of these solutions. We designed these packages to address our customers’ purchasing patterns and to better compete in the small- and medium-size business segment of our market. Because our entry-level and high-end offerings are based on the same architecture, our solutions are scalable between different types of users or as customer needs grow, which differentiates our products from others in the marketplace. Our Desktop Solutions are now more competitive with lower-end modeling tools on the market that are known for ease of use, while maintaining the functionality for which Pro/ENGINEER is known.

Additionally, we are focusing on ensuring that our Desktop Solutions continue to address the evolving needs of our customers. We expect to release the next version of Pro/ENGINEER (Wildfire 3.0) in the second quarter of 2006, which will include enhancements in personal and process productivity and quality.

Despite improvements over the past year, Desktop Solutions revenue continues to be adversely affected by the relative maturity and saturation of the North American and European CAD/CAM/CAE markets, the difficulty associated with displacing incumbent product design systems in the discrete market for computer-aided design solutions, and increased competition and price pressure from products offering more limited functionality at lower cost. We believe the Asia-Pacific region continues to present an opportunity for growth because the market is relatively unsaturated, the number of mechanical engineers is growing, and companies are continuing to migrate from two-dimensional to three-dimensional design tools. Accordingly, we have made recent organizational and infrastructure changes in that region that we expect will result in higher revenue growth in Asia-Pacific in the remainder of 2006.

Costs and Expenses

Over the past several years, we have made significant investments, including strategic acquisitions, to transform our business from providing a single line of technical software with a largely direct distribution model supplemented by a small number of channel partners to providing a family of enterprise solutions with an expanded channel and partner-involved distribution model. The following table shows our costs and expenses by expense category for the periods stated.

	Three months ended
	December 31, 2005	Percent Change	January 1, 2005
	(Dollar amounts in millions)
Costs and expenses:
Cost of license revenue	$3.3	121%	$1.5
Cost of service revenue	58.7	27%	46.2
Sales and marketing	63.6	14%	56.0
Research and development	34.6	31%	26.5
General and administrative	19.6	26%	15.6
Amortization of acquired intangible assets	1.4	512%	0.2

Total costs and expenses	$181.2	24%*	$146.0

*	On a consistent foreign currency basis from the prior period, total costs and expenses increased 26% in the first quarter of 2006 compared to the first quarter of 2005.

Costs and expenses for the first quarter of 2006 included expenses associated with stock options and other stock-based compensation due to our adoption of SFAS No. 123(R), “Share-Based Payment,” effective July 3, 2005. Accordingly, for the three months ended December 31, 2005, stock-based compensation was accounted for under SFAS No. 123(R), which requires the expensing of the fair value of stock-based awards in our consolidated statement of operations, while for the three months ended January 1, 2005, stock-based compensation was accounted for under APB No. 25, “Accounting for Stock Issued to Employees,” which required only the expensing of the intrinsic value of stock-based awards. The amounts in the table above include stock-based compensation expense associated with our stock-based awards as follows:

	Three months ended
	December 31, 2005	January 1, 2005
	(in millions)
Cost of license revenue	$0.1	$—
Cost of service revenue	1.9	—
Sales and marketing	2.3	—
Research and development	2.1	0.1
General and administrative	3.3	—

Total stock-based compensation expense	$9.7	$0.1

Total costs and expenses increased to $181.2 million in the first quarter of 2006 compared to $146.0 million in the first quarter of 2005. Headcount increased to 3,928 at December 31, 2005 from 3,751 at September 30, 2005 and 3,156 at January 1, 2005. Our increase in costs and expenses was primarily due to the following:

•	expensing of stock-based compensation under SFAS No. 123(R) (adopted in the fourth quarter of 2005);

•	services delivery capacity increases to address customer demand; and

•	five acquisitions completed in the second half of 2005 and the first quarter of 2006 that added operating costs and increased headcount by over 300 employees.

We intend to remain focused on controlling costs in order to increase profitability; however we may make additional measured increases to operating expenses to support our planned revenue growth and to fund the revenue-generating initiatives described above and in Executive Overview.

Cost of License Revenue

Our cost of license revenue consists of fixed and variable costs associated with reproducing and distributing software and documentation, royalties paid to third parties for technology embedded in or licensed with our software products and amortization of purchased software from acquisitions. Cost of license revenue as a percentage of license revenue was 6% and 3% for the first quarters of 2006 and 2005, respectively. The increase in cost of license revenue in the first quarter of 2006 compared to the first quarter of 2005 was primarily due to higher royalty costs of approximately $0.7 million due to the product mix sold in the quarter and higher amortization of purchased software of approximately $0.7 million attributable to acquisitions completed in the second half of 2005. Cost of license revenue as a percent of license revenue can vary depending on product mix sold and the effect of fixed and variable royalties and the level of amortization of acquired purchased software intangible assets.

Cost of Service Revenue

Our cost of service revenue includes costs associated with training, customer support and consulting personnel, such as salaries and related costs, third-party subcontractor fees, costs associated with the release of maintenance updates (including related royalty costs) and facility costs. Cost of service revenue as a percentage of service revenue was 44% and 38% in the first quarters of 2006 and 2005, respectively. Service related employee headcount increased 36% at the end of the first quarter of 2006 compared to the end of the first quarter of 2005. At December 31, 2005, September 30, 2005 and January 1, 2005, services headcount was 1,130, 1,019 and 830, respectively. Total salaries, commissions, benefits and travel costs were $10.0 million higher (including $1.9 million related to the change in accounting for stock-based compensation described above) in the first quarter of 2006 compared to the first quarter of 2005 due to planned increases, including by acquisition, in our services delivery capacity. The cost of third-party consulting services was $3.8 million higher in the first quarter of 2006 compared to the first quarter of 2005, due to the use of such services in support of increases in training and professional services revenue. Services margins in the first quarter of 2006 were lower year over year primarily due to planned increases in services delivery headcount in anticipation of expected future revenue increases and lower than expected performance in the Asia-Pacific region, particularly in Japan.

Sales and Marketing

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. Total sales and marketing employee headcount increased 14% at the end of the first quarter of 2006 compared to the end of the first quarter of 2005. At December 31, 2005, September 30, 2005 and January 1, 2005, sales and marketing headcount was 1,101, 1,087 and 962, respectively. As a result of planned increases in headcount to support planned additional revenue and the resulting higher commissions due to revenue growth, our salaries and benefit costs, sales commissions and travel expenses were higher by an aggregate of approximately $6.4 million (including $2.3 million related to the change in accounting for stock-based compensation described above) in the first quarter of 2006 compared to the first quarter of 2005. Sales and marketing expenses as a percentage of total revenue were 33% for the first quarters of both 2006 and 2005.

Research and Development

Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Major research and development activities include developing new releases of our software that work together in a more integrated fashion and that include functionality enhancements desired by our customers. We expect to release the next version of Pro/ENGINEER (Wildfire 3.0) in the second quarter of 2006 and the next maintenance release of Windchill 8.0, which will include some Arbortext product integration with Windchill, in the third quarter of 2006. Research and development expenses as a percentage of total revenue were 18% and 16% in the first quarter of 2006 and 2005, respectively. Research and development headcount increased 26% at the end of the first quarter of 2006 compared to the end of the first quarter of 2005. At December 31, 2005, September 30, 2005 and January 1, 2005, research and development headcount was 1,287, 1,242 and 1,020, respectively. Total salaries, benefits, and travel costs were higher in the first quarter of 2006 compared to the first quarter of 2005 by an aggregate of approximately $6.7 million (including $2.1 million related to the change in accounting for stock-based compensation described above), due primarily to the increase in research and development headcount.

General and Administrative

Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources, legal and administrative functions as well as bad debt expense. General and administrative expenses as a percentage of total revenue were 10% and 9% in the first quarters of 2006 and 2005, respectively. General and administrative headcount increased by 18% at the end of the first quarter of 2006 compared to the end of the first quarter of 2005. At December 31, 2005, September 30, 2005 and January 1, 2005, general and administrative headcount was 391, 385 and 331, respectively. Total salaries, benefits, and travel costs were higher in the first quarter of 2006 compared to the first quarter of 2005 by an aggregate of approximately $4.0 million (including $3.3 million related to the change in accounting for stock-based compensation described above). General and administrative expenses also include costs associated with outside professional services, including accounting and legal fees. The first quarter of 2006 includes higher costs for such services incurred in connection with our investigation in the Asia-Pacific region described in our 2005 Annual Report on Form 10-K, offset by lower costs related to corporate development initiatives.

Amortization of Acquired Intangible Assets

These costs represent the amortization of acquired intangible assets. The increase in the first quarter of 2006 compared to the first quarter of 2005 is due to amortization of intangible assets resulting from our five acquisitions completed in the second half of 2005 and the first quarter of 2006.

Other Income (Expense), net

Other income (expense), net includes interest income, costs of hedging contracts, certain realized and unrealized foreign currency transaction gains or losses, charges incurred in connection with obtaining corporate and customer contract financing, and exchange gains or losses resulting from the required period-end currency remeasurement of the financial statements of our subsidiaries that use the U.S. dollar as their functional currency. A large portion of our revenues and expenses are transacted in foreign currencies. To reduce our exposure to fluctuations in foreign exchange rates, we engage in hedging transactions involving the use of foreign currency forward contracts, primarily in the Euro and Asian currencies. Other income (expense), net was $1.1 million and $(0.5) million for the first quarter of 2006 and 2005, respectively. The increase in other income in the first quarter of 2006 is due primarily to lower foreign currency losses compared to the first quarter of 2005.

Income Taxes

In the first quarter of 2006, our effective tax rate was 39% on pre-tax income of $12.4 million, compared to 16% on pre-tax income of $22.7 million in the first quarter of 2005. The differences between the statutory federal income tax rate of 35% and our effective tax rates were due primarily to income taxes payable in certain foreign jurisdictions and, in the first quarter of 2005, to U.S. operating losses that could not be benefited. In 2002, we recorded a full valuation allowance to completely reserve against our deferred tax assets (which consist primarily of operating loss carryforwards) due to the uncertainty of their realization. As of the end of the first quarters of 2006 and 2005, a full valuation allowance was still recorded against remaining deferred tax assets in the U.S. and certain foreign jurisdictions. If and when we conclude that realization of our deferred tax assets is more likely than not, we will record a reduction to our valuation allowance that will increase net income, goodwill and/or additional paid-in capital in the period such determination is made. While we have realized consolidated operating profits over the last several quarters, in the fourth quarter of 2005, principally due to the tax expense associated with the grant and vesting of restricted stock units and the employee stock option exchange, our U.S. legal entities incurred a taxable loss. Accordingly, we have not yet concluded that realization of all of our deferred tax assets in the future is more likely than not.

Our future effective tax rate may be materially impacted by the amount of income taxes associated with our foreign earnings, which are taxed at rates different from the U.S. federal statutory rate, as well as the timing and extent of the realization of deferred tax assets and changes in the tax law. Further, we believe that our tax rate may fluctuate within a fiscal year, including from quarter to quarter, due to potential items arising from discrete events, including settlements of tax audits and assessments, the resolution of tax position uncertainties and acquisitions of other companies.

Liquidity and Capital Resources

	December 31, 2005	January 1, 2005
	(in thousands)
Cash and cash equivalents	$167,152	$334,064

Amounts below are for the three months ended:
Cash (used) provided by operating activities	$(21,569)	$28,684
Cash used by investing activities	(14,025)	(2,804)
Cash provided by financing activities	738	3,045
Cash (used) provided by operating activities included the following:
Cash disbursements for restructuring and other charges	(3,051)	(2,830)
Federal income tax refunds received	—	39,523

We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. The portfolio is invested in short-term instruments to ensure cash is available to meet requirements as needed. At December 31, 2005, cash and cash equivalents totaled $167.2 million, down from $204.4 million at September 30, 2005. The decrease in cash and cash equivalents in the first quarter of 2006 is due primarily to the use of $21.6 million of cash for operations, the use of $10.7 million for acquisitions of businesses, and the use of $3.4 million for additions to property and equipment.

Cash used by operations was $21.6 million in the first quarter of 2006 compared to cash provided by operations of $28.7 million in the first quarter of 2005 representing a decrease of $50.3 million. This decrease was due primarily to the receipt of a federal income tax refund of $39.5 million in the first quarter of 2005 and increased cash disbursements for accrued compensation and benefits in the first quarter of 2006 compared to the first quarter of 2005. In addition, we made a cash contribution to our U.S. defined benefit pension plan of $4.2 million in the first quarter of 2006. We do not expect to make any additional pension plan contributions to our U.S. defined benefit pension plan during the remainder of 2006.

In the normal course of business, PTC and its subsidiaries are examined by various taxing authorities, including the Internal Revenue Service (IRS) in the United States. In fiscal 2004, the IRS concluded its examination of our income tax returns for fiscal years 1998 through 2000, which resulted in a tax refund, including interest, to us of $39.5 million. We were notified of the refund amount in the fourth quarter of 2004, and received the refund in the first quarter of 2005.

Cash and cash equivalents used by investing activities was $14.0 million in the first quarter of 2006 compared to $2.8 million in the first quarter of 2005. The increase in cash used by investing activities in the first quarter of 2006 is primarily due to cash expenditures of $10.7 million for our acquisitions. During the first quarter of 2006, we paid $9.9 million for the DENC and Cadtrain acquisitions and $0.8 million related to our acquisition of Arbortext. There were no acquisitions in the first quarter of 2005. In addition, cash used for additions to property, equipment and intangible assets was $3.4 million in the first quarter of 2006 compared to $2.8 million in the first quarter 2005. The year-over-year increase is primarily attributable to increased headcount. Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements.

Cash provided by financing activities was $0.7 million and $3.0 million in the first quarter of 2006 and 2005, respectively. The decrease in 2006 compared to 2005 is primarily due to lower proceeds from the issuance of common stock under employee stock plans, which were $0.8 million in the first quarter of 2006 compared to $3.0 million in the first quarter of 2005. We anticipate that proceeds from the issuance of common stock under our employee stock plans will continue to be lower on a quarterly basis than in prior years due to the fact that, in connection with our adoption of SFAS No. 123(R), “Share-Based Payment,” we indefinitely suspended offerings under our employee stock purchase plan and began to use restricted stock and restricted stock units, rather than stock options, as our primary forms of equity compensation.

Our Board of Directors has authorized us to repurchase 40.0 million shares of our common stock, of which we have repurchased 31.2 million shares. We made no repurchases in the first quarter of 2006 or in 2005.

We believe that existing cash and cash equivalents together with cash we expect to generate from operations will be sufficient to meet our working capital and capital expenditure requirements through at least the next twelve months. During 2006, we expect total cash disbursements to be $11 million for restructuring charges incurred in prior periods, $3 million for costs associated with our integration of Arbortext and $15 million for capital expenditures.

We have evaluated, and expect to continue to evaluate, additional possible strategic acquisitions on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible strategic acquisitions. Our cash position could be reduced and we may incur debt obligations to the extent we complete any significant transactions.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2005 Annual Report on Form 10-K. There have been no changes to these policies and no significant changes to these estimates since September 30, 2005.

New Accounting Pronouncements

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risk exposure as described in Item 7A: Quantitative and Qualitative Disclosures About Market Risk to our 2005 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Effectiveness of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 30, 2003, a lawsuit was filed against us in the U.S. District Court for the District of Massachusetts by Rand A Technology Corporation and Rand Technologies Limited (together, “Rand”). Rand historically had been our largest distributor. The complaint alleges various breaches of a revised one-year distribution agreement entered into in December 2002, as well as other agreements between Rand and us, and also asserts certain non-contract claims. The complaint, as amended, seeks equitable relief and substantial damages. On November 24, 2003, we filed our substantive response to Rand’s complaint and asserted counterclaims against Rand. During the second quarter of 2005, Rand quantified its claimed actual damages as being in excess of $50 million and Rand asserts that this amount should be trebled by the court. As a result of several recent rulings by the court, some of Rand’s claims have been dismissed while others will proceed to trial and Rand’s possible maximum recovery in the lawsuit may have been reduced. In addition, the court has excluded the testimony of the damages expert hired by Rand to substantiate Rand’s damages quantification. The court has also issued a ruling granting PTC summary judgment on one of PTC’s counterclaims against Rand. Despite these rulings, several of Rand’s claims, as well as certain of our counterclaims, remain to be tried before a jury. We believe Rand’s claims and its damages assessment associated with those claims are without merit and will continue to contest them vigorously. We also intend to diligently prosecute our counterclaims. Recently, we have also filed new claims against Rand alleging misuse of our intellectual property, to which Rand has filed certain counterclaims. This action is in the early stages. We cannot predict the ultimate resolution of these actions at this time, and we cannot assure you that these actions, if determined adversely to us, will not have a material adverse impact on our financial condition or results of operations.

We also are subject to various legal proceedings and claims that arise in the ordinary course of business. We currently believe that resolving these other matters will not have a material adverse impact on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

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

While our sales cycle varies substantially from customer to customer, a high percentage of our revenue has historically been generated in the third month of each fiscal quarter, and this revenue tends to be concentrated in the later part of that month. Our orders early in a quarter generally do not occur at a rate which, if sustained throughout the quarter, would be sufficient to assure that we will meet our revenue targets for any particular quarter. Moreover, our transition from a one-product company to a multi-product company, our increased use of indirect distribution channels through alliances with resellers and other strategic partners and our shift in business emphasis to offering a product development system comprised of components that can be purchased in stages have resulted in more unpredictable and often longer sales cycles for products and services. Accordingly, our quarterly results may be difficult to predict prior to the end of the quarter. Any inability to obtain large orders or orders in large volumes or to make shipments or perform services in the period immediately preceding the end of any particular quarter may cause the results for that quarter to fall short of our revenue targets. In addition, our operating expenses are based on expected future revenue and are largely fixed for the short term. As a result, a revenue shortfall in any quarter could cause our earnings for that quarter to fall below expectations as well. Any failure to meet our quarterly revenue or earnings targets could adversely impact the market price of our stock.

Other factors that may cause quarter-to-quarter revenue and earnings fluctuations or that may affect our ability to make quarter-end shipments include the following:

•	our sales incentive structure is weighted more heavily toward the end of the fiscal year, and the revenue for the first quarter historically has been lower and more difficult to predict than that for the fourth quarter of the immediately preceding fiscal year;

•	variability in the levels of service revenues and the mix of our license and service revenues;

•	declines in license sales may adversely affect the size of our installed base and our level of service revenue;

•	the outsourcing of our software distribution operations to third-party vendors may lessen our ability to undertake corrective measures or alternative operations in the event shipping systems or processes are interrupted or are hampered due to conditions beyond our or our vendor’s control at the end of any particular quarter;

•	a significant portion of our revenue is in foreign currency and major shifts in foreign currency exchange rates could impact our reported revenue; and

•	we may incur expenses in connection with our defense or settlement of legal actions we are defending that would increase our operating expenses for the quarter in which those expenses are incurred.

In addition, the levels of quarterly or annual license or service revenue in general, or for particular geographic areas, may not be comparable to those achieved in previous periods.

General economic and political conditions may impact our results.

Our revenue growth and profitability depends on the overall demand for software and related services. In past years, this demand has been adversely affected by unfavorable economic conditions, as customers have reduced, or have deferred, spending on information technology improvements, which, in turn, has affected our operating results. Although we recently have seen modest improvements in information technology spending, a return to unfavorable economic conditions could materially and adversely affect us.

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

Our cost structure is designed to support both current revenue and planned revenue growth. If revenue declines or does not grow at the rate we expect, our expenses may constitute a larger percentage of our operating budget than we planned, which would adversely affect our profitability.

We make incremental expenditures to support and generate planned future revenue growth. Consequently, our expenses increase in advance of planned revenue due to the fact that a period of time necessarily exists between the time we make an expenditure we expect will generate revenue to us and the time we receive any such revenue, if at all, which can adversely affect our profitability in that period. For example, when we hire an employee, we incur costs with respect to that employee from the date of hire, but incremental revenue attributable to that employee does not occur until a later date, if at all. In addition, our expenses associated with headcount and facilities can be difficult to reduce quickly due to the nature of those items, which could adversely affect our profitability if we are unable to reduce those expenses proportionately in response to a decline in revenue or revenue growth.

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

Part of our recent success has resulted from our ability to implement new initiatives, including new product introductions, technology acquisitions, and organizational changes. Our future operating results will continue to depend upon:

•	our successful implementation of a unified PLM product strategy, including the realignment and efficient use of our internal resources, the management of multiple development and distribution processes and effective mitigation of disruption that may result from organizational change;

•	our ability to deliver an integrated and comprehensive suite of solutions and to capitalize on existing synergies by offering a comprehensive product development system;

•	our ability to integrate acquired technologies into our suite of products and successfully manage newly acquired businesses, including potentially overlapping distribution channels, while continuing to focus on opportunities for organic revenue growth from our existing core solutions;

•	our ability to appropriately allocate and implement cost containment measures, including transferring activities to lower cost regions, that increase profitability while maintaining adequate resources for effective and coordinated organizational performance;

•	the success of our sales coverage optimization initiatives, including:

•	the effectiveness of our organizational sales model, including the integration of distribution channels of newly acquired companies,

•	our ability to manage our internal sales organization effectively, including ensuring that we have the appropriate number of sales representatives with the skills and knowledge necessary to sell our products and educate our customers about our products, in order to create and meet demand for our products, and

•	our ability to broaden and effectively use indirect distribution channels through alliances with resellers and other strategic partners;

•	our ability to anticipate and meet evolving customer content creation and data management requirements, and successfully deliver products and services that meet those requirements at an enterprise level;

•	our ability to identify and penetrate additional industry sectors and vertical market segments that represent growth opportunities, including those in which we historically have not participated and have little experience, both through new product and sales initiatives and through acquisitions;

•	our ability to execute customer satisfaction initiatives and programs in order to retain our customer base and to develop customer references upon which we can expand that base;

•	our ability to effectively use our current resources to undertake one or more strategic initiatives while maintaining recurring operations at satisfactory levels; and

•	our ability, in concert with our other strategic investment initiatives, to continue to invest in the Asia-Pacific region, which we believe represents opportunities for growth.

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

Also, as is common in the computer software industry, we may from time to time experience delays in our product development and “debugging” efforts. Our performance could be hurt by significant delays in developing, completing or shipping new or enhanced products. Moreover, if significant bugs were found in our software products, we could be adversely impacted by negative customer reaction and could experience delays in our new product development efforts as development resources might need to be shifted toward our debugging efforts. Among other things, such delays could cause us to incorrectly predict the fiscal quarter in which we will realize revenue from the shipment of the new or enhanced products and give our competitors a greater opportunity to market competing products.

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

A large portion of our revenues are currently derived from our computer-aided design solutions and there are an increasing number of competitive design products, some of which emphasize lower price points and ease of use compared to the more robust functionality of our solutions. This increased competition makes attracting new customers more difficult. In addition, some competitive products have reached a level of functionality whereby product differentiation is less likely, in and of itself, to dislodge incumbent design systems, given the training, data conversion, and other startup costs associated with system replacement. Although Pro/ENGINEER Wildfire, which focuses on PLM interoperability and ease of use, and other initiatives are designed to address these competitive pressures, increased competition and further market acceptance of competitive products could have a negative effect on pricing and revenue for our products, which could have a material adverse effect on our results.

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

Our opportunity in the small- and medium-size business market for our solutions when manufacturers migrate from two-dimensional design tools to entry-level three-dimensional design tools depends on large part on our ability to educate consumers on the benefits and ease of use of our products. Likewise with larger strategic customers, we must differentiate our products’ capabilities from those of our competitors, including larger companies with established enterprise-wide relationships with these customers.

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

We have also been enhancing our suite of products to allow us to offer solutions aimed at vertical industries outside the discrete manufacturing market that we have traditionally served. These include ECM solutions for customers in the life sciences, financial services, government and publishing markets and our enterprise solutions configured for the retail, footwear and apparel industry. While these solutions are generally comprised of a subset of our overall PLM solutions configured to meet the specific needs of the vertical industry, we may be unable to penetrate these markets, support these solutions or maintain customer relationships in order to attain sustained business. If we are unable to do so, our success in these new markets will be limited.

Our use of select resellers to distribute Windchill Link solutions may put pressure on license margins.

We offer a limited number of qualified resellers the ability to offer our Windchill Link solutions. Because we generally receive less revenue per seat in connection with a sale made by a reseller than if we made the sale directly, our license margins could decrease. We believe that entering into these relationships will best serve to expand the coverage of our PLM software solutions, generate sufficient additional license revenue to compensate for reduced margins, and provide the necessary regional coverage for their implementation and support. If these assumptions are inaccurate or if projected additional license revenue and/or broader market coverage does not materialize, our revenues may be adversely affected.

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

In addition, analysts expect future consolidation within the software industry, which could give rise to new competitors. To compete effectively in this evolving industry, we must:

•	successfully develop solutions that are technologically superior to those of our competitors;

•	effectively demonstrate the value proposition offered by our solutions, including return on investment and value creation; and

•	overcome the perception, based on our historical roots, that we are solely a mechanical computer-aided design (MCAD) company.

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

Our total market capitalization after the announced reverse stock split may be lower than the total market capitalization before the reverse stock split and the market price of PTC common stock following the reverse stock split may not exceed or remain higher than the market price before the reverse stock split.

On January 25, 2006, we announced our intention to effect the 2-for-5 reverse stock split approved by the stockholders at the 2005 Annual Meeting. The reverse stock split will be effective on February 28, 2006, when PTC’s common stock will begin trading at the split-adjusted level. Often, reverse stock splits are associated with attempts to increase a declining stock price and are viewed negatively. In our case, we are implementing the reverse stock split to reduce the number of shares outstanding to align our outstanding share count with like-sized software companies. Nevertheless, there is a risk that investors will have an unfavorable perception of the reverse stock split. If this occurs, the total market capitalization of PTC common stock (the aggregate value of all PTC common stock at the then market price) after the reverse stock split may not be equal to or greater than the total market capitalization before the reverse stock split and the per share market price of PTC common stock following the reverse stock split may not trade at or above a price in direct proportion to the reduction in the number of shares of PTC common stock outstanding before the reverse stock split. For example, based on the closing market price of PTC common stock on February 8, 2006 of $6.58 per share, the per share post-split market price of PTC common stock may not remain at or above $16.45 per share or greater.

In addition, a decline in the market price of PTC common stock after the reverse stock split may result in a greater percentage decline than would occur in the absence of the reverse stock split and the liquidity of PTC common stock could be adversely affected following the reverse stock split.

Further, the reverse stock split may increase the number of stockholders who own odd lots (less than 100 shares), potentially increasing their trading costs as holders of odd lots typically incur higher costs to sell their shares and may have greater difficulty in effecting sales.

Finally, the increased proportion of authorized and unissued shares to outstanding shares as a result of the reverse stock split could, in certain circumstances, have an anti-takeover effect. For example, it would permit issuances that would dilute the stock ownership of a person seeking to effect a change in the composition of the Board of Directors or contemplating a tender offer or other transaction for the combination of PTC with another company.

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

Also, traditionally, a large percentage of our common stock has been held by institutional investors. Purchases and sales of our common stock by these institutional investors could have a significant impact on the market price of the stock. For more information about those investors, please see our proxy statement with respect to our 2006 annual meeting of stockholders and Schedules 13D and 13G filed with the SEC with respect to our common stock.

We are currently defending a lawsuit seeking substantial damages in which we could be liable.

On May 30, 2003, a lawsuit was filed against us in the U.S. District Court for the District of Massachusetts by Rand A Technology Corporation and Rand Technologies Limited (together, “Rand”). Rand historically had been our largest distributor. The complaint alleges various breaches of a revised one-year distribution agreement entered into in December 2002, as well as other agreements between Rand and us, and also asserts certain non-contract claims. The complaint, as amended, seeks equitable relief and substantial damages. On November 24, 2003, we filed our substantive response to Rand’s complaint and asserted counterclaims against Rand. During the second quarter of 2005, Rand quantified its claimed actual damages as being in excess of $50 million and Rand asserts that this amount should be trebled by the court. As a result of several recent rulings by the court, some of Rand’s claims have been dismissed while others will proceed to trial and Rand’s possible maximum recovery under the lawsuit may have been reduced. In addition, the court has excluded the testimony of the damages expert hired by Rand to substantiate Rand’s damages quantification. The court has also issued a ruling granting PTC summary judgment on one of PTC’s counterclaims against Rand. Despite these rulings, several of Rand’s claims, as well as certain of our counterclaims, remain to be tried before a jury. We believe Rand’s claims and its damages assessment associated with those claims are without merit and will continue to contest them vigorously. We also intend to diligently prosecute our counterclaims. Recently, we have also filed new claims against Rand alleging misuse of our intellectual property, to which Rand has filed certain counterclaims. This action is in the early stages. We cannot predict the ultimate resolution of these actions at this time, and we cannot assure you that these actions, if determined adversely to us, will not have a material adverse impact on our financial condition or results of operations.

ITEM 6. EXHIBITS

10.1	*	Information regarding the Executive Incentive Plan for fiscal 2006 (incorporated by reference from Item 1.01 in our Current Report on Form 8-K dated November 9, 2005).

31.1		Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2		Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32	**	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

*	Indicates a management contract or compensatory plan or arrangement in which an executive officer or director of PTC participates.
**	Indicates that the exhibit is being furnished with this report and is not filed as a part of it.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PARAMETRIC TECHNOLOGY CORPORATION

By:	/s/ CORNELIUS F. MOSES, III
Cornelius F. Moses, III Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 9, 2006