Form 10-Q
period 2006-04-01
PARAMETRIC TECHNOLOGY CORP
filed 2006-05-11
CIK 857005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: April 1, 2006

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

There were 111,399,377 shares of our common stock outstanding on May 5, 2006.

PARAMETRIC TECHNOLOGY CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended April 1, 2006

ii

PART I—FINANCIAL INFORMATION

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	April 1, 2006	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$224,165	$204,423
Accounts receivable, net of allowance for doubtful accounts of $5,331 and $5,730 at April 1, 2006 and September 30, 2005, respectively	149,731	147,497
Prepaid expenses	22,797	21,875
Other current assets (Note 1)	58,931	48,210
Deferred tax assets	1,568	1,722

Total current assets	457,192	423,727
Property and equipment, net	50,184	52,551
Goodwill	206,709	200,628
Acquired intangible assets, net	58,795	58,210
Deferred tax assets	2,678	2,422
Other assets	53,743	49,085

Total assets	$829,301	$786,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,010	$19,915
Accrued expenses and other current liabilities	36,818	43,753
Accrued compensation and benefits	50,215	67,517
Accrued income taxes	24,486	29,695
Deferred revenue (Note 1)	220,214	183,882

Total current liabilities	351,743	344,762
Other liabilities (Note 2)	101,771	101,432
Deferred revenue (Note 1)	12,331	16,585
Commitments and contingencies (Note 10)
Stockholders’ equity (Note 4):
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 111,330 and 110,030 shares issued and outstanding at April 1, 2006 and September 30, 2005, respectively	1,113	1,100
Additional paid-in capital	1,697,327	1,675,336
Accumulated deficit	(1,285,291)	(1,303,558)
Accumulated other comprehensive loss	(49,693)	(49,034)

Total stockholders’ equity	363,456	323,844

Total liabilities and stockholders’ equity	$829,301	$786,623

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended		Six months ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Revenue:
License	$54,614	$52,698	$113,141	$99,627
Service	145,580	123,405	279,571	245,666

Total revenue	200,194	176,103	392,712	345,293

Costs and expenses:
Cost of license revenue	1,889	1,756	5,192	3,253
Cost of service revenue	63,641	47,817	122,363	93,977
Sales and marketing	64,260	59,074	127,905	115,119
Research and development	35,989	28,347	70,572	54,814
General and administrative	18,039	14,395	37,668	29,982
Amortization of acquired intangible assets	1,288	222	2,646	444

Total costs and expenses	185,106	151,611	366,346	297,589

Operating income	15,088	24,492	26,366	47,704
Other income (expense), net	804	2,237	1,903	1,750

Income before income taxes	15,892	26,729	28,269	49,454
Provision for income taxes	5,141	6,225	10,002	9,791

Net income	$10,751	$20,504	$18,267	$39,663

Earnings per share (Note 4):
Basic	$0.10	$0.19	$0.17	$0.37
Diluted	$0.09	$0.18	$0.16	$0.35
Weighted average shares outstanding—Basic	109,739	108,499	109,560	108,254
Weighted average shares outstanding—Diluted	113,403	111,958	112,985	111,815

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended
	April 1, 2006	April 2, 2005
Cash flows from operating activities:
Net income	$18,267	$39,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,124	12,599
Stock-based compensation	19,204	218
Other non-cash costs and expenses	1,057	337
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	5,721	(5,357)
Accounts payable and accrued expenses	(10,862)	(8,386)
Accrued compensation and benefits	(17,974)	(9,567)
Deferred revenue	21,311	14,120
Income taxes receivable, net of accrued income taxes	(5,069)	43,858
Other current assets and prepaid expenses	(437)	(1,300)
Other noncurrent assets and liabilities	(7,970)	(2,392)

Net cash provided by operating activities	39,372	83,793

Cash flows from investing activities:
Additions to property and equipment	(8,154)	(7,922)
Additions to other intangible assets	—	(1,173)
Acquisitions of businesses, net of cash acquired	(10,675)	—

Net cash used by investing activities	(18,829)	(9,095)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,902	7,288
Credit facility origination costs	(881)	—
Payments of capital lease obligations	(220)	—

Net cash provided by financing activities	1,801	7,288

Effect of exchange rate changes on cash and cash equivalents	(2,602)	7,297

Net increase in cash and cash equivalents	19,742	89,283
Cash and cash equivalents, beginning of period	204,423	294,887

Cash and cash equivalents, end of period	$224,165	$384,170

Supplemental disclosures of cash flow information:
Property and equipment acquired under capital leases	$243	$1,488

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended		Six months ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Net income	$10,751	$20,504	$18,267	$39,663

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0 for all periods	153	(620)	(426)	3,238
Net unrealized gain (loss) on securities, net of tax of $0 for all periods	(560)	(255)	(233)	491

Other comprehensive income (loss)	(407)	(875)	(659)	3,729

Comprehensive income	$10,344	$19,629	$17,608	$43,392

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Parametric Technology Corporation (PTC) and its wholly owned subsidiaries and have been prepared by management in accordance with accounting principles generally accepted in the United States of America. Unless otherwise indicated, all references to a year reflect our fiscal year, which ends on September 30. The year-end consolidated balance sheet is derived from our audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated.

As described in Note 4, effective on February 28, 2006, we implemented a reverse stock split pursuant to which every five shares of issued and outstanding common stock of PTC, $.01 par value per share, was automatically combined into two issued and outstanding shares of common stock without any change in the par value of such shares. Historical share data presented in these consolidated financial statements and notes thereto has been restated to reflect this reverse stock split.

While we believe that the disclosures presented are adequate to make the information not misleading, these unaudited quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

Deferred revenue primarily relates to software maintenance agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and, if not yet paid, the related customer receivable is included in other current assets. Billed but uncollected maintenance-related amounts included in other current assets at April 1, 2006 and September 30, 2005 were $57.4 million and $46.1 million, respectively.

The results of operations for the three and six months ended April 1, 2006 are not necessarily indicative of the results expected for the remainder of the fiscal year.

2. Restructuring and Other Charges

There were no restructuring and other charges recorded in the first six months of 2006 and 2005.

The following table summarizes restructuring accrual activity for the three and six months ended April 1, 2006:

	Three months ended April 1, 2006			Six months ended April 1, 2006
	Employee Severance and Related Benefits	Facility Closures and Other Costs	Total	Employee Severance and Related Benefits	Facility Closures and Other Costs	Total
	(in thousands)
Beginning balance	$779	$27,632	$28,411	$1,263	$30,259	$31,522
Cash disbursements	(544)	(2,187)	(2,731)	(1,028)	(4,754)	(5,782)
Foreign exchange impact	—	18	18	—	(42)	(42)

Balance, April 1, 2006	$235	$25,463	$25,698	$235	$25,463	$25,698

The accrual for facility closures and related costs is included in current liabilities (accrued expenses and other current liabilities) and long-term liabilities (other liabilities) in the consolidated balance sheets, and the accrual for employee severance and related benefits is included in accrued compensation and benefits. As of April 1, 2006, of the $25.7 million remaining in accrued restructuring charges, $8.0 million was included in current liabilities and $17.7 million was included in other long-term liabilities, principally for facility costs to be paid out through 2014.

In determining the amount of the facilities accrual, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates are reviewed quarterly based on known real estate market conditions and the credit-worthiness of subtenants, and may result in revisions to established facility reserves. We had accrued $24.9 million as of April 1, 2006 related to excess facilities (compared to $29.7 million at September 30, 2005), representing gross lease commitments with agreements expiring at various dates through 2014 of approximately $55.8 million, net of committed and estimated sublease income of approximately $30.1 million and a present value factor of $0.8 million. We have entered into signed sublease arrangements for approximately $25.8 million, with the remaining $4.3 million based on future estimated sublease arrangements, including $3.4 million for space currently available for sublease. If our sublease assumptions prove to be inaccurate, we may need to make changes in these estimates that would affect our results of operations and potentially our financial condition.

In connection with our acquisition of Arbortext in the fourth quarter of 2005 described in Note 5, we recorded $3.0 million of restructuring accruals related to severance costs, excess facility costs and other costs associated with exiting activities of Arbortext. Through April 1, 2006, we had made cash disbursements of approximately $1.8 million related to our integration of Arbortext, and the remaining $1.2 million of restructuring accruals is included in current liabilities in our consolidated balance sheet.

3. Stock-based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)). We adopted SFAS No. 123(R) on July 3, 2005, effective with the beginning of the fourth quarter of 2005. SFAS No. 123(R) requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option pricing model. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. We adopted the modified prospective application method as provided by SFAS No. 123(R) and, accordingly, financial statement amounts for the periods prior to the adoption of SFAS No. 123(R), including the three and six months ended April 2, 2005, have not been restated to reflect the fair value method of expensing prescribed by SFAS No. 123(R). Prior to July 3, 2005, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, (APB No. 25) and related interpretations. Under APB No. 25, no compensation cost was recognized when the option exercise price was equal to the market price of the underlying stock on the date of grant. In accordance with APB No. 25, prior to July 3, 2005, we generally did not recognize compensation expense in connection with stock option grants to employees, directors and officers under our plans. However, we did recognize compensation expense of $0.1 million and $0.2 million in the three and six months ended April 2, 2005, respectively, in connection with a restricted stock grant to an executive officer of the company in May 2002.

We have an equity incentive plan for employees, directors, officers and consultants that provides for grants of nonqualified and incentive stock options, restricted stock, restricted stock units and stock appreciation rights. Historically, we generally granted stock options. For those options, the option exercise price was typically the fair market value at the date of grant, and they generally vested over four years and expired ten years from the date of grant. In addition, we historically offered an employee stock purchase plan (ESPP) for all eligible employees. Since we adopted SFAS No. 123(R), we have awarded restricted stock and restricted stock units as the principal equity incentive awards. In addition, in light of the revised accounting rules under SFAS No. 123(R) for company-sponsored stock purchase plans, we suspended offerings under the ESPP as of the date of the offering that was to have commenced on February 1, 2005. These equity incentive plans are described more fully in Note J to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

On November 9, 2005, we granted an aggregate of 862,422 shares of restricted stock, primarily to our executive officers. Of those shares, an aggregate of 168,822 performance-based shares were issued in connection with our Executive Incentive Performance Plan for the 2006 fiscal year performance period (the “EIP Shares”) and an aggregate of 693,600 shares, half of which are performance-based, were issued as part of our annual equity incentive program (“Annual Shares”). The restrictions on the EIP Shares will lapse based on achievement of performance criteria established on the grant date by the Compensation Committee of our Board of Directors. The restrictions on the EIP Shares that are finally earned under these criteria lapse on the later of November 9, 2006 or the date the Compensation Committee determines the extent to which those criteria have been achieved. The Annual Shares that are performance-based are subject to the same performance criteria used in our Executive Incentive Performance Plan described above. Annual Shares earned under these criteria are then subject to time-based restrictions that lapse as to substantially one-third of such shares on each of (i) the later of November 9, 2006 or the date the Compensation Committee determines the performance criteria have been achieved, (ii) November 9, 2007 and (iii) November 9, 2008. The remaining half of the Annual Shares is subject only to time-based restrictions that lapse as to substantially one-third of the shares on each of November 9, 2006, 2007 and 2008. On March 1, 2006, as part of our annual equity incentive program, we issued an aggregate of 88,000 shares of restricted stock to our non-employee directors, the restrictions on which lapse in three substantially equal installments on each of February 15, 2007, 2008 and 2009.

In the first six months of 2006, we also issued an aggregate of 1,628,144 restricted stock units. Of those restricted stock units, (i) 335,867 are performance-based and were issued in connection with our employee management incentive plans for 2006 and will vest to the extent specified performance criteria are achieved on the later of November 9, 2006 or the date the Compensation Committee determines the extent to which the performance criteria have been achieved, and (ii) 1,292,277 were issued to employees as part of our annual equity incentive program, including 803,685, substantially all of which vest in three equal installments on each of November 9, 2006, 2007 and 2008; and 488,592 which vest in three substantially equal installments on each of March 1, 2007, 2008 and 2009.

The fair value of restricted shares and restricted stock units granted in the second quarter and first six months of 2006 was based on the fair market value of our stock on the date of grant. The weighted average fair value per share of restricted shares and restricted stock units granted in the second quarter and first six months of 2006 was $15.40 and $15.46, respectively. Pre-vesting forfeiture rates for purposes of determining stock-based compensation were estimated by us to be 0% for directors and executive officers, 6% for vice president level employees and 6% for all other employees. Taking into account certain cost reduction actions that are occurring in the third quarter of 2006, we increased the estimated forfeiture rate for vice president level employees in the second quarter of 2006 from 3% to 6%, resulting in a reduction in the recorded stock-based compensation expense of approximately $0.4 million for that quarter.

No stock options, restricted shares or restricted stock units were granted during the second quarter and first six months of 2005.

The following table shows the classification of compensation expense recorded for our stock-based awards as reflected in our consolidated statements of operations:

	Three months ended		Six months ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
	(in thousands)
Cost of license revenue	$27	$—	$67	$—
Cost of service revenue	1,914	—	3,861	—
Sales and marketing	2,379	—	4,694	—
Research and development	2,212	109	4,317	218
General and administrative	3,008	—	6,265	—

Total stock-based compensation expense	$9,540	$109	$19,204	$218

The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based awards to employees for the second quarter and first six months of 2005:

	Three months ended April 2, 2005	Six months ended April 2, 2005
	(in thousands, except per share data)
Net income, as reported	$20,504	$39,663
Stock-based employee compensation cost included in reported net income, net of a tax benefit of $0 for both periods	109	218
Stock-based employee compensation expense determined under fair value based method, net of a tax benefit of $0 for both periods	(6,832)	(14,411)

Pro forma net income	$13,781	$25,470

Earnings per share:
Basic - as reported	$0.19	$0.37
Diluted - as reported	$0.18	$0.35
Basic - pro forma	$0.13	$0.24
Diluted - pro forma	$0.12	$0.23

The illustrative disclosures above include the amortization of the fair value of all stock-based awards over their vesting schedules. The pro forma net income includes an income tax valuation allowance fully offsetting any income tax benefit related to the stock-based employee compensation expense.

4. Common Stock and Earnings Per Share (EPS)

On February 28, 2006, we implemented a two-for-five reverse stock split of our common stock, which resulted in two shares outstanding for every five pre-split shares outstanding and a transfer of approximately $1.7 million from common stock to additional paid-in capital on our consolidated balance sheet. Historical share data presented in our consolidated financial statements and notes thereto has been restated to reflect the reverse stock split for all periods presented.

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

	Three months ended		Six months ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
	(in thousands, except per share data)
Net income	$10,751	$20,504	$18,267	$39,663

Weighted average shares outstanding—Basic	109,739	108,499	109,560	108,254
Dilutive effect of employee stock options, restricted shares and restricted stock units	3,664	3,459	3,425	3,561

Weighted average shares outstanding—Diluted	113,403	111,958	112,985	111,815

Basic earnings per share	$0.10	$0.19	$0.17	$0.37
Diluted earnings per share	$0.09	$0.18	$0.16	$0.35

Stock options to purchase 4.1 million, 4.2 million, 14.8 million and 14.9 million shares for the second quarter and first six months of 2006 and the second quarter and first six months of 2005, respectively, had exercise prices per share that were greater than the average market price of our common stock for those periods. These shares were excluded from the computation of diluted EPS as the effect would have been anti-dilutive. For the second quarter and first six months of 2006, the calculation of the dilutive effect of outstanding equity awards under the treasury stock method included consideration of unrecognized compensation expense and any tax benefits as additional proceeds.

5. Acquisitions

Arbortext

In the fourth quarter of 2005, we completed the acquisition of all of the outstanding capital stock of Arbortext, Inc., a provider of enterprise publishing software. The aggregate purchase price for the acquisition was approximately $194.8 million in cash, including $3.1 million of acquisition-related transaction costs. This acquisition was accounted for as a business combination and resulted in $151.6 million of goodwill and $46.6 million of other acquired intangible assets, primarily comprised of customer relationship intangibles, which are being amortized over a weighted average of 7.9 years. Values assigned to these acquired intangible assets are not deductible for tax purposes. No PTC common stock or stock options were issued in the acquisition. The purchase price allocation is final, except for the impact, if any, of a potential dispute concerning a royalty contract. Results of operations for Arbortext have been included in our accompanying consolidated statement of operations beginning July 20, 2005.

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

	Three months ended April 2, 2005	Six months ended April 2, 2005
	(in millions, except per share amounts)
Revenue	$186.2	$366.0
Net income	$17.5	$33.8
Earnings per share—Basic	$0.16	$0.31
Earnings per share—Diluted	$0.16	$0.30

Polyplan and Aptavis

During the third quarter of 2005, we acquired Polyplan Technologies Inc., a provider of manufacturing process planning technology, and Aptavis Technologies Corporation, a provider of Windchill-based solutions for the retail, footwear and apparel industry. We completed the two acquisitions for an aggregate of $6.8 million in cash. These acquisitions were accounted for as business combinations and resulted in $5.6 million of goodwill and $3.3 million of other acquired intangible assets, primarily comprised of purchased software, which is being amortized over three years. Values assigned to these acquired intangible assets are not deductible for tax purposes. Our results of operations prior to the acquisitions, if presented on a pro forma basis, would not differ materially from our reported results.

DENC and Cadtrain

We acquired DENC AG and substantially all of the assets of Cadtrain, Inc. in the first quarter of 2006 for an aggregate purchase price of $9.9 million. In addition, we agreed to pay up to $2.0 million of additional cash consideration if specified targets, including revenue and customer retention results, are achieved within one year of the acquisition dates. Any such additional payments will be recorded as additional goodwill if and when incurred. These acquisitions add to our global consulting and training services organization. DENC expanded our consulting delivery capacity and expertise in German-speaking Europe and Cadtrain, based in the U.S., developed and provided training solutions for our products. These acquisitions were accounted for as business combinations and resulted in $4.7 million of goodwill and $5.7 million of other acquired intangible assets, primarily comprised of customer relationship intangibles, which are being amortized over a weighted average of 8.3 years. Values assigned to these acquired intangible assets are not deductible for tax purposes for the DENC acquisition but are deductible for tax purposes for the Cadtrain acquisition. The purchase price allocations for these two acquisitions are preliminary pending final determination of the fair values of intangible assets and certain assumed assets and liabilities. Our results of operations prior to these acquisitions, if presented on a pro forma basis, would not differ materially from our reported results.

6. Goodwill and Acquired Intangible Assets

We have two reportable segments: (1) software products and (2) services. As of April 1, 2006 and September 30, 2005, goodwill and acquired intangible assets, in the aggregate, attributable to our software products reportable segment was $239.5 million and $242.6 million, respectively, and attributable to our services reportable segment was $26.0 million and $16.2 million, respectively. Goodwill and acquired intangible assets are tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting segment below its carrying value. We completed our annual impairment review as of July 2, 2005 and concluded that no impairment charge was required as of that date. There have not been any events or changes in circumstances that indicate that the carrying values of goodwill or acquired intangible assets may be impaired.

Goodwill and acquired intangible assets consisted of the following:

	April 1, 2006			September 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill and intangible assets with indefinite lives (not amortized):
Goodwill			$206,709			$200,628
Trademarks			4,104			4,122

			210,813			204,750

Intangible assets with finite lives (amortized):
Purchased software	$45,486	$31,989	13,497	$45,150	$30,135	15,015
Capitalized software	22,877	21,404	1,473	22,877	20,556	2,321
Customer lists and relationships	50,342	12,158	38,184	45,981	10,045	35,936
Trademarks and tradenames	1,040	145	895	850	34	816
Non-compete agreements and other	1,072	430	642	316	316	—

	$120,817	$66,126	54,691	$115,174	$61,086	54,088

Total goodwill and acquired intangible assets			$265,504			$258,838

The changes in the carrying amounts of goodwill and acquired intangible assets with indefinite lives at April 1, 2006 from September 30, 2005 are due to the impact of acquisitions (described in Note 5) and foreign currency translation adjustments related to those asset balances that are recorded in non-U.S. currencies.

Movements in goodwill, presented by reportable segment, were as follows:

	Software Products Segment	Services Segment	Total
	(in thousands)
Balance, September 30, 2005	$188,548	$12,080	$200,628
Acquisitions	1,500	4,728	6,228
Foreign currency translation adjustments	(147)	—	(147)

Balance, April 1, 2006	$189,901	$16,808	$206,709

The aggregate amortization expense for intangible assets with finite lives recorded for the second quarter and first six months of 2006 and 2005 was classified in our consolidated statements of operations as follows:

	Three months ended		Six months ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
	(in thousands)
Amortization of acquired intangible assets	$1,288	$222	$2,646	$444
Cost of license revenue	1,195	516	2,391	1,054
Cost of service revenue	104	—	104	—

Total amortization expense	$2,587	$738	$5,141	$1,498

The estimated aggregate future amortization expense for intangible assets with finite lives remaining as of April 1, 2006 is $5.2 million for the remainder of 2006, $9.4 million for 2007, $8.4 million for 2008, $6.9 million for 2009, $5.6 million for 2010 and a total of $19.2 million thereafter.

7. Recent Accounting Pronouncements

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140 (SFAS No. 155). This standard permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; requires evaluation of interests in securitized financial assets; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This standard is effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. At the present time, we do not believe that adoption of SFAS No. 155 will have a material effect on our financial position, results of operations or cash flows.

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

We report our revenue in two product categories:

•	Enterprise Solutions, which includes Windchill®, Pro/INTRALINK®, Arbortext® Publishing Engine™ and all other solutions that help companies collaborate, manage and publish information across an extended enterprise; and

•	Desktop Solutions, which includes Pro/ENGINEER®, Arbortext Editor™ and all other solutions that help companies create content and improve desktop productivity.

Prior to the fourth quarter of 2005, Desktop Solutions was referred to as Design Solutions and Enterprise Solutions was referred to as Collaboration and Control Solutions. Through the end of the third quarter of 2005, half of Pro/INTRALINK revenue was allocated to Design Solutions and half was allocated to Collaboration and Control Solutions. As a result of the new technology configuration of Pro/INTRALINK 8.0, beginning in the fourth quarter of 2005, all Pro/INTRALINK revenue is classified as Enterprise Solutions.

The revenue and operating income (loss) attributable to these operating segments are summarized as follows:

	Three months ended		Six months ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
	(in thousands)
Revenue:
Software Products segment:
License:
Desktop solutions	$34,854	$34,785	$70,951	$67,285
Enterprise solutions	19,760	17,913	42,190	32,342

Total software products license revenue	54,614	52,698	113,141	99,627

Maintenance: (1)
Desktop solutions	73,196	71,160	146,463	143,300
Enterprise solutions	16,077	13,224	32,329	25,932

Total software products maintenance revenue	89,273	84,384	178,792	169,232

Total software products revenue	143,887	137,082	291,933	268,859

Services segment:
Desktop solutions	23,760	18,881	40,765	37,224
Enterprise solutions	32,547	20,140	60,014	39,210

Total service revenue	56,307	39,021	100,779	76,434

Total revenue:
Desktop solutions	131,810	124,826	258,179	247,809
Enterprise solutions	68,384	51,277	134,533	97,484

Total revenue	$200,194	$176,103	$392,712	$345,293

Operating income (loss): (2)(3)
Software Products segment	$90,296	$94,151	$184,928	$185,279
Services segment	7,091	3,810	7,011	7,526
Sales and marketing expenses	(64,260)	(59,074)	(127,905)	(115,119)
General and administrative expenses	(18,039)	(14,395)	(37,668)	(29,982)

Total operating income	$15,088	$24,492	$26,366	$47,704

(1)	Maintenance revenue is included in Service Revenue in the consolidated statements of operations.

(2)	The operating income reported does not represent the total operating results for each operating segment as it does not include an allocation of sales, marketing, corporate or general administrative expenses incurred in support of the operating segments.

(3)	As described in Note 3, we adopted SFAS No. 123(R) on July 3, 2005. For the three months and six months ended April 1, 2006, Software Products included $2.8 million and $5.4 million; Services included $1.4 million and $2.8 million; sales and marketing expenses included $2.4 million and $4.7 million; and general and administrative expenses included $3.0 million and $6.3 million, respectively, of stock-based compensation recorded in those periods. For the three months and six months ended April 2, 2005, Software Products included $0.1 million and $0.2 million, respectively, of stock-based compensation recorded in those periods.

Data for the geographic regions in which we operate is presented below:

	Three months ended		Six months ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
	(in thousands)
Revenue:
North America	$78,065	$63,195	$153,920	$121,525
Europe (1)	66,743	59,246	141,780	126,993
Asia-Pacific (2)	55,386	53,662	97,012	96,775

Total revenue	$200,194	$176,103	$392,712	$345,293

(1)	Includes revenue in Germany totaling $21.9 million and $15.9 million for the three months ended April 1, 2006 and April 2, 2005, respectively, and $41.9 million and $37.6 million for the six months ended April 1, 2006 and April 2, 2005, respectively.

(2)	Includes revenue in Japan totaling $27.5 million and $30.9 million for the three months ended April 1, 2006 and April 2, 2005, respectively, and $47.2 million and $55.5 million for the six months ended April 1, 2006 and April 2, 2005, respectively.

Total long-lived assets by geographic region have not changed significantly since September 30, 2005. Revenue is presented in the table above based on the location of our customer.

9. Income Taxes

As of the end of the second quarters of 2006 and 2005, a full valuation allowance was still recorded against remaining deferred tax assets in the U.S. and certain foreign jurisdictions. If and when we conclude that realization of our deferred tax assets is more likely than not, we will record a reduction to our valuation allowance that will increase net income, goodwill and/or additional paid-in capital in the period such determination is made. While we have realized consolidated operating profits over the last several quarters, in the fourth quarter of 2005, principally due to the tax expense associated with the grant and vesting of restricted stock units and the employee stock option exchange, our U.S. legal entities incurred a taxable loss. Accordingly, we have not yet concluded that realization of all of our deferred tax assets in the future is more likely than not.

In the normal course of business, PTC and its subsidiaries are examined by various taxing authorities, including the Internal Revenue Service (IRS) in the United States. In the second quarter of 2006, we reached a tentative agreement with the IRS regarding liabilities arising from our income tax returns for fiscal years 2001 and 2002. This tentative agreement is subject to final review by the Joint Committee on Taxation. Although the outcome of this review cannot be presently determined, we expect that it may reach a favorable conclusion within the next three months. A favorable resolution would result in a tax payment by us of an amount that is less than the accrued income taxes we have recorded for those years, which may result in an income tax benefit being recorded in the quarter in which such resolution occurs.

10. Commitments and Contingencies

Revolving Credit Agreement

On February 21, 2006, we entered into a new multi-currency bank revolving credit facility with a syndicate of seven banks. We expect to use the credit facility for general corporate purposes, including acquisitions of businesses. The credit facility consists of a $230 million revolving credit facility, which may be increased by up to an additional $150 million if the existing or additional lenders are willing to make such increased commitments. The credit facility expires on February 20, 2011, when all amounts will be due and payable in full. Any obligations under the credit facility are guaranteed by PTC’s material domestic subsidiaries and are collateralized by a pledge of 65% of the capital stock of PTC’s material first-tier foreign subsidiaries. We have not borrowed any funds under the credit facility to date. We incurred $0.9 million of deferred origination costs in the second quarter of 2006 associated with entering into this new revolving credit facility.

Interest rates under the credit facility would range from 0.75% to 1.50% above the Eurodollar rate for Eurodollar-based borrowings or would be at the defined base rate for base rate borrowings, in each case based upon PTC’s leverage ratio. In addition, PTC may borrow certain foreign currencies at the London interbank-offered interest rates for those currencies, with the same range above such rates based on PTC’s leverage ratio. A quarterly commitment fee based on the undrawn portion of the credit facility is required to be paid by us, ranging from 0.125% to 0.30% per year, depending upon PTC’s leverage ratio.

The credit facility limits our and our subsidiaries’ ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends and make other distributions; make investments and enter into joint ventures; dispose of assets; and engage in transactions with affiliates, except on an arms-length basis. Under the credit facility, PTC and its material domestic subsidiaries may not invest cash or property in, or loan cash to, PTC’s foreign subsidiaries in aggregate amounts exceeding $25 million for any purpose and an additional $50 million for acquisitions of businesses. In addition, under the credit facility, PTC and its subsidiaries must maintain specified leverage and fixed-charge ratios. Any failure to comply with the financial or operating covenants of the credit facility would not only prevent us from being able to borrow additional funds, but would also constitute a default, resulting in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. A change in control of PTC (as defined in the credit facility) also constitutes an event of default, permitting the lenders to accelerate the required payments of all amounts due and to terminate the credit facility. We were in compliance with all financial and operating covenants of the credit facility as of April 1, 2006.

The description of the credit facility above is only a summary of the new credit facility. The full text of the credit agreement is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Legal Proceedings

On May 30, 2003, a lawsuit was filed against us in the U.S. District Court for the District of Massachusetts by Rand A Technology Corporation and Rand Technologies Limited (together, “Rand”). Rand historically had been our largest distributor. The complaint alleges various breaches of a revised one-year distribution agreement entered into in December 2002, as well as other agreements between Rand and us, and also asserts certain non-contract claims. The complaint, as amended, seeks equitable relief and substantial damages. On November 24, 2003, we filed our substantive response to Rand’s complaint and asserted counterclaims against Rand. During the second quarter of 2005, Rand quantified its claimed actual damages as being in excess of $50 million and Rand asserts that this amount should be trebled by the court. As a result of several recent rulings by the court, some of Rand’s claims have been dismissed while others will proceed to trial and Rand’s possible maximum recovery under the lawsuit may have been reduced. In addition, the court has excluded the testimony of the damages expert hired by Rand to substantiate Rand’s damages quantification. The court has also issued a ruling granting PTC summary judgment on one of PTC’s counterclaims against Rand. Despite these rulings, several of Rand’s claims, as well as certain of our counterclaims, remain to be tried before a jury. We believe Rand’s claims and its damages assessment associated with those claims are without merit and will continue to contest them vigorously. We also intend to diligently prosecute our counterclaims. Recently, we have also filed new claims against Rand alleging misuse of our intellectual property, to which Rand has filed certain counterclaims. We cannot predict the ultimate resolution of these actions at this time, and we cannot assure you that these actions, if determined adversely to us, will not have a material adverse impact on our financial condition or results of operations. No liability has been accrued by us as of April 1, 2006 related to this matter.

We also are subject to various legal proceedings and claims that arise in the ordinary course of business. We currently believe that resolving these other matters will not have a material adverse impact on our financial condition or results of operations.

Guarantees and Indemnification Obligations

We enter into standard indemnification agreements in our ordinary course of business pursuant to which we indemnify, hold harmless, and agree to reimburse the indemnified parties for certain losses suffered or incurred by the indemnified parties. These agreements generally are with our business partners or customers and relate to patent, copyright or other intellectual property infringement claims by any third party with respect to our current products or claims relating to property damage or personal injury resulting from the performance of services by us or our subcontractors or our other actions. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. Historically, our costs to defend lawsuits or settle claims relating to such indemnity agreements have been minimal and we accordingly believe the estimated fair value of these agreements is immaterial.

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

11. Subsequent Event

On April 28, 2006, we acquired Mathsoft Corporate Holdings, Inc., including its wholly owned subsidiary Mathsoft Engineering & Education, Inc., for approximately $63.1 million in cash. Mathsoft is the provider of Mathcad® software that helps engineering organizations create, automate, document and reuse engineering calculations in the product development process, as well as other mathematics-driven processes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q about our anticipated financial results and growth, as well as about the development of our products and markets, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Those risks and uncertainties include the following: our ability to increase revenues or successfully execute strategic initiatives and other business initiatives while containing costs and undertaking restructuring activities; our ability to optimize our sales and services coverage and productivity through, among other means, effective use and management of our internal resources in combination with our resellers and other strategic partners and appropriate investment in our distribution channel; our ability to successfully integrate and achieve both revenue and earnings growth from newly acquired businesses; our ability to successfully differentiate our products and services from those of our competitors and to effectively pursue opportunities within the small- and medium-size business market and with strategic larger accounts; our ability to successfully help our customers expand their product development technology infrastructure to a more robust PLM product development system in order to further their global product development initiatives; as well as other risks and uncertainties described in Part II, Item 1A. Risk Factors of this report.

Executive Overview

Our focus in 2006 is to increase revenue and profitability with a view towards our longer-term goal of achieving $1 billion in revenue in 2008.

In the second quarter and first six months of 2006, we achieved year-over-year growth in both Enterprise Solutions and Desktop Solutions, primarily due to higher consulting and training services revenue. We increased sales of our solutions and services through increased adoption of our Enterprise Solutions, expansion of our services delivery organization, the addition of Arbortext® products and expansion of our reseller channel, which serves the small- and medium-size business market. Results for the second quarter and first six months of 2006 reflect strong sales in North America, Europe and the Pacific Rim. Revenue in Japan in the second quarter and first six months of 2006 was lower than the comparable 2005 periods. Accordingly, we have taken steps to address our operational performance in that region that we believe will improve our results there over time.

Overall operating margins in the second quarter and first six months of 2006 declined year over year due to increased operating costs, including increased stock-based compensation costs due to our adoption of SFAS No. 123(R) in the fourth quarter of 2005, investments we made in our services business to support planned revenue growth, and increased operating costs associated with recent acquisitions. While we intend to continue to invest in our strategic initiatives to support planned revenue growth and to fund revenue-generating initiatives, we remain focused on achieving our operating margin goals. Accordingly, we have taken certain actions, including further consolidation of acquired businesses, in the third quarter of 2006 to reduce our spending and, as a result, we expect to incur a restructuring charge in the third quarter of 2006 of approximately $5 million.

We completed two important initiatives in the second quarter of 2006. First, on February 21, 2006, we entered into a $230 million multi-currency bank revolving credit facility (as described in “Liquidity and Capital Resources” below), which we expect to use for general corporate purposes, including acquisitions of businesses. Second, on February 28, 2006, we implemented the two-for-five reverse stock split of our common stock approved by our stockholders at our 2005 Annual Meeting.

Subsequent to the end of the second quarter of 2006 and in furtherance of our 2006 goals, we acquired Mathsoft Corporate Holdings, Inc., including its wholly owned subsidiary Mathsoft Engineering & Education, Inc., for approximately $63.1 million in cash. Mathsoft is the provider of Mathcad® software that helps engineering organizations create, automate, document and reuse engineering calculations in the product development process, as well as other mathematics-driven processes. Mathsoft had annual revenues of approximately $20 million.

Our Business

We develop, market and support product lifecycle management (PLM) and enterprise content management (ECM) software solutions and related services that help companies improve their processes for developing physical and information products.

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

Our software solutions historically focused on addressing the design engineering needs of manufacturing companies. Over time, we expanded our software solutions to enable customers to leverage engineering content across an extended enterprise and design chain. As part of this process, we diversified our product portfolio to include our Windchill content and process management software and our recently acquired Arbortext dynamic publishing software. Our product development system for manufacturing companies, which is a combination of both our desktop and enterprise solutions, enables customers to meet a broad set of needs across the product development lifecycle. Additionally, the combination of Windchill and the Arbortext products will enable us to extend our product development system to address the content management and dynamic publishing needs of companies in vertical markets we previously have not served, such as the life sciences, publishing, government and financial services markets.

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

Market Opportunities

We believe the PLM market presents an opportunity for meaningful growth. We believe the overall market for PLM solutions is evolving as manufacturers seek to improve their total product development processes instead of focusing on individual productivity in engineering or manufacturing. These product development processes have become increasingly complex as companies develop and manufacture products across geographic and corporate boundaries (a trend referred to as “global product development”).

Additionally, we believe there is a growing opportunity in the small- and medium-size business market as these manufacturers migrate from two-dimensional design tools to entry-level three-dimensional design tools, such as our desktop solutions. Moreover, we believe these smaller manufacturers have a need for and will invest in collaboration and data management solutions, such as our enterprise solutions, over the next several years.

Finally, we entered the ECM market as the result of our acquisition of Arbortext. We believe potential for significant growth exists in the portion of the ECM market that Arbortext addressed as a stand-alone solution. In addition, we believe we have an incremental opportunity to sell our enterprise solutions into vertical markets beyond our core manufacturing base as a result of the combination of the Windchill and Arbortext technologies into a dynamic publishing and related content management solution.

Results of Operations

The following is a summary of our results of operations for the second quarters and first six months of 2006 and 2005, which includes the results of operations of companies we acquired beginning on their respective acquisition dates. A detailed discussion of these results follows the table below.

	Three months ended			Six months ended
	April 1, 2006	April 2, 2005	Percent Change	April 1, 2006	April 2, 2005	Percent Change
	(Dollar amounts in millions)
Total revenue	$200.2	$176.1	14%	$392.7	$345.3	14%
Total costs and expenses	185.1	151.6	22%	366.3	297.6	23%

Operating income	15.1	24.5		26.4	47.7
Other income (expense), net	0.8	2.2		1.9	1.8

Income before income taxes	15.9	26.7		28.3	49.5
Provision for income taxes	5.1	6.2		10.0	9.8

Net income	$10.8	$20.5		$18.3	$39.7

•	Our total revenue increased 14% for the second quarter of 2006 compared to the second quarter of 2005, reflecting a 4% increase in software license revenue and an 18% increase in service revenue. Our total revenue increased 14% for the first six months of 2006 compared to the first six months of 2005, reflecting a 14% increase in software license revenue and a 14% increase in service revenue.

•	Our Enterprise Solutions revenue increased 33% to $68.4 million for the second quarter of 2006 from $51.3 million for the second quarter of 2005. Our Enterprise Solutions revenue increased 38% to $134.5 million for the first six months of 2006 from $97.5 million for the first six months of 2005.

•	Our Desktop Solutions revenue increased 6% to $131.8 million for the second quarter of 2006 from $124.8 million for the second quarter of 2005. Our Desktop Solutions revenue increased 4% to $258.2 million for the first six months of 2006 from $247.8 million for the first six months of 2005.

•	On a consistent foreign currency basis, compared to the year-ago period, total revenue for the second quarter and first six months of 2006 increased 19% and 18%, respectively.

•	We adopted SFAS No. 123(R), “Share-Based Payment,” at the beginning of the fourth quarter of 2005. Stock-based compensation expense was $9.5 million and $19.2 million in the second quarter and first six months of 2006, respectively, and $0.1 million and $0.2 million in the second quarter and first six months of 2005, respectively.

•	For the second quarter and first six months of 2006, we generated net income of $10.8 million and $18.3 million, respectively, compared to net income of $20.5 million and $39.7 million for the second quarter and first six months of 2005, respectively. The decreases in net income are primarily attributable to increased operating costs related to stock-based compensation expenses due to our adoption of SFAS No. 123(R).

The following table shows certain consolidated financial data as a percentage of our total revenue for the second quarters and first six months of 2006 and 2005:

	Three months ended		Six months ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Revenue:
License	27%	30%	29%	29%
Service	73	70	71	71

Total revenue	100	100	100	100

Costs and expenses:
Cost of license revenue	1	1	1	1
Cost of service revenue	32	27	31	27
Sales and marketing	32	34	32	33
Research and development	18	16	18	16
General and administrative	9	8	10	9
Amortization of acquired intangible assets	—	—	1	—

Total costs and expenses	92	86	93	86

Operating income	8	14	7	14
Other income (expense), net	—	1	—	—

Income before income taxes	8	15	7	14
Provision for income taxes	3	4	2	3

Net income	5%	11%	5%	11%

Revenue

Total Revenue

Our revenue consists of software license revenue and service revenue, which includes software maintenance revenue (consisting of providing our customers software updates and technical support) as well as consulting (including implementation services) and training revenue.

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

Prior to the fourth quarter of 2005, Desktop Solutions was referred to as Design Solutions and Enterprise Solutions was referred to as Collaboration and Control Solutions. Through the end of the third quarter of 2005, half of Pro/INTRALINK revenue was allocated to Design Solutions and half was allocated to Collaboration and Control Solutions. As a result of the new technology configuration of Pro/INTRALINK 8.0, beginning in the fourth quarter of 2005, all Pro/INTRALINK revenue is classified as Enterprise Solutions.

The following table shows our software license revenue and our service revenue, as well as revenue by product category and by geography, for the periods stated.

	Three months ended				Six months ended
	April 1, 2006	April 2, 2005	Percent Change		April 1, 2006	April 2, 2005	Percent Change
	(Dollar amounts in millions)
License revenue	$54.6	$52.7	4%		$113.1	$99.6	14%
Service revenue:
Maintenance revenue	89.3	84.3	6%		178.8	169.2	6%
Consulting and training service revenue	56.3	39.1	44%		100.8	76.5	32%

Total service revenue	145.6	123.4	18%		279.6	245.7	14%

Total revenue	$200.2	$176.1	14	%(1)	$392.7	$345.3	14	%(2)

Revenue by product category:
Enterprise Solutions revenue	$68.4	$51.3	33%		$134.5	$97.5	38%
Desktop Solutions revenue	$131.8	$124.8	6%		$258.2	$247.8	4%
Revenue by geography:
North America	$78.1	$63.2	24%		$153.9	$121.5	27%
Europe	$66.7	$59.2	13%		$141.8	$127.0	12%
Asia-Pacific	$55.4	$53.7	3%		$97.0	$96.8	—%

(1)	On a consistent foreign currency basis from the comparable year-ago period, in the second quarter of 2006 total revenue increased 19%, revenue in Europe increased 23%, and revenue in Asia-Pacific increased 9%.

(2)	On a consistent foreign currency basis from the comparable year-ago period, in the first six months of 2006 total revenue increased 18%, revenue in Europe increased 20%, and revenue in Asia-Pacific increased 5%.

In the second quarter and first six months of 2006, we had year-over-year revenue growth in both Desktop Solutions and Enterprise Solutions. We attribute this growth to execution of our strategic initiatives over the past two years, increased customer understanding of our product development system value proposition, and increased technology spending by our customers, particularly in North America. The improvements reflect both organic growth of our Enterprise Solutions and Desktop Solutions and revenue from sales of products we recently acquired, particularly Arbortext products. Historically, Arbortext generated revenue for the twelve months ended June 30, 2005 of approximately $40 million. Since the acquisition date (July 19, 2005), the Arbortext business has been included in our results of operations. Arbortext revenues are not included in our results for the first six months of 2005.

License revenue accounted for 27% and 30% of total revenue in the second quarter of 2006 and 2005, respectively, and 29% of total revenue for both the first six months of 2006 and 2005. The growth in license revenue for the second quarter of 2006 compared to the second quarter of 2005 was primarily due to contributions from our acquisition of Arbortext, while revenue growth for the first six months of 2006 compared to the first six months of 2005 is attributable to organic growth from both our Enterprise Solutions and Desktop Solutions (including contributions from our reseller channel) and contributions from our acquisition of Arbortext. Consulting and training service revenue, which has a lower gross profit margin than license and maintenance revenues, accounted for 28% and 22% of total revenue in the second quarter of 2006 and 2005, respectively, and 26% and 22% of total revenue for the first six months of 2006 and 2005, respectively. Growth in consulting and training services revenue is attributable to increased use by our customer base of our consulting and training services, including our expanding suite of computer-based training products as well as contributions from acquisitions. As we have increased our service revenue, we have focused on improving our consulting and training service margins, including offering computer-based training products that have higher margins than other training offerings. Maintenance revenue represented 45% and 48% of total revenue in the second quarter of 2006 and 2005, respectively, and 46% and 49% of total revenue in the first six months of 2006 and 2005, respectively. While maintenance revenue increased for both the second quarter and first six months of 2006 versus the comparable 2005 periods, the percentage that maintenance revenue constitutes of total revenue has declined as a result of our consulting and training revenue representing a larger percentage of our total revenue in the 2006 periods. License and/or consulting and training service revenue of $1 million or more recognized from individual customers in the second quarter of 2006 and 2005 was $26.1 million and $20.9 million, respectively, and $53.1 million and $42.6 million in the first six months of 2006 and 2005, respectively. Because we enter into customer contracts that may result in revenue being recognized over multiple reporting periods, such revenue recognized in a current quarter may be attributable to contracts entered into during the current period or in prior periods.

We derived 61% and 64% of our total revenue from sales to customers outside of North America in the second quarter of 2006 and 2005, respectively, and 61% and 65% of total revenue from such sales for the first six months of 2006 and 2005, respectively. Our growth in North America was primarily due to contributions from our acquisition of Arbortext, whose revenues were concentrated in that region, and organic growth. The increase in European revenue in the second quarter of 2006 compared to the second quarter of 2005 was due primarily to strong performance in Enterprise Solutions. European revenue for the first six months of 2006 included a significant customer transaction completed in that region in the first quarter, and reflected reseller channel revenue growth as well. Revenue performance in Asia-Pacific in 2006 compared to

2005 reflected an 11% and 15% decrease in revenue in Japan for the second quarter and first six months, respectively, offset by a 22% and 21% increase in revenue in the Pacific Rim for the second quarter and first six months, respectively. We believe the revenue decreases in Japan were partially attributable to the short-term impact of certain strategic and organizational changes we made in that region in the first half of 2006. Although we do not expect those changes will improve our results in Japan in the near term, we believe that, over time, those structural changes will help improve our results there.

We believe the Asia-Pacific region presents an important growth opportunity because global manufacturing companies have continued to invest in that region and the market in that region for both our desktop solutions and enterprise solutions is relatively unsaturated. As part of our initiative to expand our sales in China and to reach additional vertical markets in Europe and the United States, we entered into a cooperative marketing agreement with IBM in the second quarter of 2006. Under the agreement, we and IBM will focus primarily on the emerging PLM market in China and, in Europe and the United States, will pursue a targeted account strategy in growth industries such as electronics, consumer packaged goods and life sciences. Although we do not expect this agreement to generate significant revenue in the near term, we believe our agreement with IBM will extend the reach of our solutions and, ultimately, increase adoption of our solutions.

Total sales from our reseller channel, which are primarily for our Desktop Solutions, grew 14% to $39.4 million in the second quarter of 2006 from $34.7 million in the second quarter of 2005 and grew 16% to $78.7 million in the first six months of 2006 from $67.9 million in the first six months of 2005. Sales from our reseller channel were 20% of total revenue for all periods reported. We attribute the revenue increase in our reseller channel to our efforts to expand our reseller channel and to the success of Pro/ENGINEER Wildfire among small- and medium-size businesses as Pro/ENGINEER Wildfire has become increasingly competitive in this market, both relative to our historic offerings as well as to competitive offerings in this market segment. We continue to experience growth in our reseller channel revenue in North America and Europe. While our reseller channel performance in Asia-Pacific was not as strong as in other regions in the latter part of 2005 and continuing into the first six months of 2006, in the first quarter of 2006 we made organizational and infrastructure changes in that region that we expect will result in improved reseller channel performance over time.

Enterprise Solutions Revenue

The following table shows our Enterprise Solutions software license revenue and service revenue for the periods stated.

	Three months ended			Six months ended
	April 1, 2006	April 2, 2005	Percent Change	April 1, 2006	April 2, 2005	Percent Change
	(Dollar amounts in millions)
Enterprise Solutions:
License revenue	$19.8	$17.9	10%	$42.2	$32.3	30%
Service revenue:
Maintenance revenue	16.1	13.2	22%	32.3	25.9	25%
Consulting and training service revenue	32.5	20.2	62%	60.0	39.3	53%

Total service revenue	48.6	33.4	46%	92.3	65.2	42%

Total revenue	$68.4	$51.3	33%	$134.5	$97.5	38%

Total revenue from our Enterprise Solutions software and related services was 34% and 29% of our total revenue in the second quarters of 2006 and 2005, respectively, and 34% and 28% of our total revenue in the first six months of 2006 and 2005, respectively.

The increase in Enterprise Solutions revenue in the second quarter and first six months of 2006 compared to the second quarter and first six months of 2005 was due to organic growth, including the launch of Windchill 8.0 (in June 2005), including Pro/INTRALINK 8.0, which is now Windchill-based and for which revenue is allocated 100% to the Enterprise Solutions category, as well as contributions from our acquisition of Arbortext. We believe our success in increasing Enterprise Solutions revenue is due in large part to our targeted Windchill-based solutions (including our Windchill Link solutions) and related services packages. These solutions can be implemented in incremental fashion in accordance with our product development system adoption roadmap, which provides customers with a suggested approach for purchasing and implementing our solutions in stages. This approach reduces customers’ initial required investments and allows for a measured approach to systems adoption, which we feel is in line with customer purchasing preferences.

The increase in Enterprise Solutions license revenue in the first six months of 2006 as compared to the first six months of 2005 is primarily attributable to organic growth and sales of our Arbortext products, and the increase in the second quarter of 2006 as compared to the second quarter of 2005 is primarily attributable sales of our Arbortext products. We have experienced increases in the number of new Windchill seats sold in both the second quarter and first six months of 2006 as compared to the second quarter and first six months of 2005 which we believe reflects our success in marketing incremental adoption of our solutions. Increases in our Enterprise Solutions maintenance revenue and consulting and training service revenue are due primarily to an increase in the number of new users of our Enterprise Solutions as new customers are added and existing customers expand their implementations to additional users.

We believe small- and medium-size businesses represent an important revenue growth opportunity for our enterprise solutions. Accordingly, we are expanding our distribution of PLM solutions by offering qualified resellers the ability to sell our Windchill Link solutions as well as related services. In addition, we now offer on demand versions of several Windchill Link solutions that help minimize customers’ cost of ownership and reduce implementation time. The revenue contribution from these initiatives was not material in the first six months of 2006 or 2005.

Desktop Solutions Revenue

The following table shows our Desktop Solutions software license revenue and service revenue for the periods stated.

	Three months ended			Six months ended
	April 1, 2006	April 2, 2005	Percent Change	April 1, 2006	April 2, 2005	Percent Change
	(Dollar amounts in millions)
Desktop Solutions:
License revenue	$34.8	$34.8	—%	$71.0	$67.3	5%
Service revenue:
Maintenance revenue	73.2	71.1	3%	146.4	143.3	2%
Consulting and training service revenue	23.8	18.9	26%	40.8	37.2	10%

Total service revenue	97.0	90.0	8%	187.2	180.5	4%

Total revenue	$131.8	$124.8	6%	$258.2	$247.8	4%

Total revenue from our Desktop Solutions software and related services was 66% and 71% of our total revenue in the second quarters of 2006 and 2005, respectively, and 66% and 72% of our total revenue in the first six months of 2006 and 2005, respectively.

The increases in Desktop Solutions revenue in the second quarter and first six months of 2006 as compared to the second quarter and first six months of 2005 are due primarily to contributions from our acquisition of Arbortext and increases in sales of our entry-level package of Pro/ENGINEER, partially offset by reduced revenue from our high-end solutions, particularly in Japan. We believe our decision to offer Pro/ENGINEER packages with differing price points and functionality will continue to contribute to adoption of these solutions. We designed these packages to address our customers’ purchasing patterns and to better compete in the small- and medium-size business segment of our market. Our Desktop Solutions are now more competitive with lower-end modeling tools on the market that are known for ease of use, while maintaining the functionality for which Pro/ENGINEER is known. Additionally, we are focusing on ensuring that our Desktop Solutions continue to address the evolving needs of our customers. We released our latest version of Pro/ENGINEER (Wildfire 3.0) in the second quarter of 2006, which includes enhancements in personal and process productivity and quality.

Desktop Solutions license revenue was flat in the second quarter of 2006 compared to the second quarter of 2005, and higher in the first six months of 2006 than in the first six months of 2005, reflecting higher sales of our entry-level package of Pro/ENGINEER and revenue contribution from Arbortext products, offset by lower sales of our high-end solutions, particularly in Japan. The increases in our Desktop Solutions maintenance revenue were due primarily to the increase in the number of seats under maintenance contracts in the 2006 periods as compared to the 2005 periods. The increases in Desktop Solutions consulting and training service revenue were primarily due to increased sales of training services and computer-based training products.

Despite improvements over the past year, Desktop Solutions revenue continues to be adversely affected by the relative maturity and saturation of the North American and European CAD/CAM/CAE markets, the difficulty associated with displacing incumbent product design systems in the discrete market for computer-aided design solutions, and increased competition and price pressure from products offering more limited functionality at lower cost. We believe the Asia-Pacific region continues to present an opportunity for growth because the market is relatively unsaturated, the number of mechanical engineers is growing, and companies are continuing to migrate from two-dimensional to three-dimensional design tools. Accordingly, we have made recent organizational and infrastructure changes in that region that we expect will result in higher revenue growth in Asia-Pacific over time.

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

	Three months ended			Six months ended
	April 1, 2006	April 2, 2005	Percent Change	April 1, 2006	April 2, 2005	Percent Change
	(Dollar amounts in millions)
Costs and expenses:
Cost of license revenue	$1.9	$1.8	8%	$5.2	$3.3	60%
Cost of service revenue	63.6	47.8	33%	122.3	94.0	30%
Sales and marketing	64.3	59.1	9%	127.9	115.1	11%
Research and development	36.0	28.3	27%	70.6	54.8	29%
General and administrative	18.0	14.4	25%	37.7	30.0	26%
Amortization of acquired intangible assets	1.3	0.2	480%	2.6	0.4	496%

Total costs and expenses	$185.1	$151.6	22%*	$366.3	$297.6	23%*

*	On a consistent foreign currency basis from the prior period, total costs and expenses increased 26% in both the second quarter and first six months of 2006 compared to the second quarter and first six months of 2005.

Costs and expenses for the first six months of 2006 included expenses associated with stock options and other stock-based compensation due to our adoption of SFAS No. 123(R), “Share-Based Payment,” effective July 3, 2005. Accordingly, for the six months ended April 1, 2006, stock-based compensation was accounted for under SFAS No. 123(R), which requires the expensing of the fair value of stock-based awards in our consolidated statement of operations, while for the six months ended April 2, 2005, stock-based compensation was accounted for under APB No. 25, “Accounting for Stock Issued to Employees,” which required only the expensing of the intrinsic value of stock-based awards. The amounts in the table above include stock-based compensation expense associated with our stock-based awards as follows:

	Three months ended		Six months ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
	(in millions)
Cost of license revenue	$—	$—	$—	$—
Cost of service revenue	1.9	—	3.9	—
Sales and marketing	2.4	—	4.7	—
Research and development	2.2	0.1	4.3	0.2
General and administrative	3.0	—	6.3	—

Total stock-based compensation expense	$9.5	$0.1	$19.2	$0.2

Total costs and expenses increased to $185.1 million and $366.3 million in the second quarter and first six months of 2006, respectively, compared to $151.6 million and $297.6 million in the second quarter and first six months of 2005, respectively. Headcount increased to 4,052 at April 1, 2006 from 3,751 at September 30, 2005 and 3,277 at April 2, 2005. Our increases in costs and expenses in the second quarter and first six months of 2006 were primarily due to the following:

•	expensing of stock-based compensation under SFAS No. 123(R) (adopted in the fourth quarter of 2005);

•	increases in services delivery capacity to address customer demand; and

•	five acquisitions completed in the second half of 2005 and the first quarter of 2006 that added operating costs and increased headcount by over 300 employees.

While we intend to continue to invest in our strategic initiatives to support planned revenue growth and to fund revenue-generating initiatives, we remain focused on achieving our operating margin goals. To that end, we are taking steps to reduce our spending in certain areas, including further consolidation of acquired businesses, and, as a result, we expect to incur a restructuring charge in the third quarter of 2006 of approximately $5 million.

Cost of License Revenue

Our cost of license revenue consists of fixed and variable costs associated with reproducing and distributing software and documentation, royalties paid to third parties for technology embedded in or licensed with our software products and amortization of purchased software from acquisitions. Cost of license revenue as a percentage of license revenue was 3% for both the second quarters of 2006 and 2005 and 5% and 3% for the first six months of 2006 and 2005, respectively. Cost of license revenue in the second quarter of 2006 compared to the second quarter of 2005 includes lower royalty costs of approximately $0.9 million, offset by higher amortization of purchased software of approximately $0.7 million attributable to acquisitions completed in the second half of 2005 and first quarter of 2006. The increase in cost of license revenue in the first six months of 2006 compared to the first six months of 2005 is due primarily to higher amortization of purchased software of approximately $1.3 million. Cost of license revenue as a percent of license revenue can vary depending on product mix sold and the effect of fixed and variable royalties and the level of amortization of acquired software intangible assets.

Cost of Service Revenue

Our cost of service revenue includes costs associated with training, customer support and consulting personnel, such as salaries and related costs; third-party subcontractor fees; costs associated with the release of maintenance updates (including related royalty costs); and facility costs. Cost of service revenue as a percentage of service revenue was 44% and 39% in the second quarters of 2006 and 2005, respectively, and 44% and 38% in the first six months of 2006 and 2005, respectively. Services margins in the second quarter and first six months of 2006 were lower than the comparable 2005 periods primarily due to increases in services delivery headcount in anticipation of planned future revenue increases, the change in accounting for stock-based compensation described above, a higher percentage of consulting and training services revenue (which has a lower margin than maintenance revenue), and lower than expected revenue performance in the Asia-Pacific region, particularly in Japan. Service margins can vary based on the product mix sold in the period. Service-related employee headcount increased 39% at the end of the second quarter of 2006 compared to the end of the second quarter of 2005, primarily due to investments we made to support planned revenue growth and to acquisitions completed since that time. At April 1, 2006, September 30, 2005 and April 2, 2005, services headcount was 1,193, 1,019 and 857, respectively. Total salaries, commissions, benefits and travel costs were $10.4 million and $20.4 million higher (including $1.9 million and $3.9 million for the second quarter and first six months of 2006, respectively, related to the change in accounting for stock-based compensation described above) in the second quarter and first six months of 2006, respectively, compared to the second quarter and first six months of 2005 due to planned increases, including by acquisition, in our services delivery capacity. The cost of third-party consulting services was $4.7 million and $8.3 million higher in the second quarter and first six months of 2006, respectively, compared to the second quarter and first six months of 2005, due to the use of such services in support of increases in consulting and training revenue.

Sales and Marketing

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. Total sales and marketing employee headcount was 12% higher at the end of the second quarter of 2006 compared to the end of the second quarter of 2005. At April 1, 2006, September 30, 2005 and April 2, 2005, sales and marketing headcount was 1,115, 1,087 and 996, respectively. As a result of increases in headcount to support planned additional revenue and the resulting higher commissions due to revenue growth, our salaries and benefit costs, sales commissions and travel expenses were higher by an aggregate of approximately $6.3 million and $12.6 million (including $2.4 million and $4.7 million for the second quarter and first six months of 2006, respectively, related to the change in accounting for stock-based compensation described above) in the second quarter and first six months of 2006, respectively, compared to the second quarter and first six months of 2005. Sales and marketing expenses as a percentage of total revenue were 32% and 34% for the second quarters of 2006 and 2005, respectively, and 32% and 33% for the first six months of 2006 and 2005, respectively.

Research and Development

Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Major research and development activities include developing new releases of our software that work together in a more integrated fashion and that include functionality enhancements desired by our customers. We released

Pro/ENGINEER Wildfire 3.0 in March 2006 and we released Windchill 8.0, a maintenance release, which included certain Arbortext product integrations with Windchill, in April 2006. Research and development expenses as a percentage of total revenue were 18% and 16% in the second quarter of 2006 and 2005, respectively, and 18% and 16% in the first six months of 2006 and 2005, respectively. Research and development headcount increased 24% at the end of the second quarter of 2006 compared to the end of the second quarter of 2005 primarily due to acquisitions. At April 1, 2006, September 30, 2005 and April 2, 2005, research and development headcount was 1,335, 1,242 and 1,077, respectively. As a result of these increases in headcount, total salaries, benefits, and travel costs were higher in the second quarter and first six months of 2006 compared to the second quarter and first six months of 2005 by an aggregate of approximately $6.7 million and $13.4 million, respectively (including $2.2 million and $4.3 million for the second quarter and first six months of 2006, respectively, related to the change in accounting for stock-based compensation described above).

General and Administrative

Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources, legal and administrative functions as well as bad debt expense. General and administrative expenses as a percentage of total revenue were 9% and 8% in the second quarters of 2006 and 2005, respectively, and 10% and 9% in the first six months of 2006 and 2005, respectively. General and administrative headcount increased by 18% at the end of the second quarter of 2006 compared to the end of the second quarter of 2005. At April 1, 2006, September 30, 2005 and April 2, 2005, general and administrative headcount was 392, 385 and 333, respectively. Total salaries, benefits, and travel costs were higher in the second quarter and first six months of 2006 compared to the second quarter and first six months of 2005 by an aggregate of approximately $3.6 million and $7.6 million, respectively (including $3.0 million and $6.3 million for the second quarter and first six months of 2006, respectively, related to the change in accounting for stock-based compensation described above). General and administrative expenses also include costs associated with outside professional services, including accounting and legal fees.

Amortization of Acquired Intangible Assets

These costs represent the amortization of acquired intangible assets. The increases in the second quarter and first six months of 2006 compared to the second quarter and first six months of 2005 were due to amortization of intangible assets resulting from our five acquisitions completed in the second half of 2005 and the first quarter of 2006.

Other Income (Expense), net

Other income (expense), net includes interest income, interest expense, costs of hedging contracts, certain realized and unrealized foreign currency transaction gains or losses, charges incurred in connection with obtaining corporate and customer contract financing, and exchange gains or losses resulting from the required period-end currency remeasurement of the financial statements of our subsidiaries that use the U.S. dollar as their functional currency. A large portion of our revenue and expenses are transacted in foreign currencies. To reduce our exposure to fluctuations in foreign exchange rates, we engage in hedging transactions involving the use of foreign currency forward contracts, primarily in the Euro and Asian currencies. Other income (expense), net was $0.8 million and $2.2 million for the second quarter of 2006 and 2005, respectively, and $1.9 million and $1.8 million for the first six months of 2006 and 2005, respectively. The decrease in other income (expense), net in the second quarter of 2006 is due primarily to higher foreign currency losses and lower interest income compared to the second quarter of 2005. The slight increase in other income (expense), net in the first six months of 2006 includes lower other expenses, including foreign currency losses, partially offset by lower interest income compared to the first six months of 2005. Interest income was lower in 2006 as compared to 2005 due to lower average cash balances as a result of acquisitions completed in the second half of 2005 and the first quarter of 2006.

Income Taxes

In the second quarter and first six months of 2006, our effective tax rate was 32% and 35% on pre-tax income of $15.9 million and $28.3 million, respectively, compared to 23% and 20% in the second quarter and first six months of 2005 on pre-tax income of $26.7 million and $49.5 million, respectively.

The differences between the statutory federal income tax rate of 35% and our effective tax rates were due primarily to income taxes payable in certain foreign jurisdictions with a lower effective tax rate as well as our use of net operating loss carryforwards and realization of other deferred tax assets in the U.S. and certain foreign jurisdictions, which reduced the valuation allowance we had recorded against those assets. We adopted SFAS No. 123(R) in the fourth quarter of 2005 which required us to record the cost of stock-based compensation over the period during which an employee is required to provide service in exchange for the award. In accordance with APB No. 25, prior to July 3, 2005, we did not recognize stock-based compensation expense in connection with stock option grants to employees, directors and officers under our plans. The majority of our stock-based compensation expense is in jurisdictions with a full valuation allowance to completely reserve against their deferred tax assets (which consist primarily of operating loss carryforwards).

In 2002, we recorded a full valuation allowance to completely reserve against our deferred tax assets (which consist primarily of operating loss carryforwards) due to the uncertainty of their realization. As of the end of the second quarters of 2006 and 2005, a full valuation allowance was still recorded against remaining deferred tax assets in the U.S. and certain foreign jurisdictions. If and when we conclude that realization of our deferred tax assets is more likely than not, we will record a reduction to our valuation allowance that will increase net income, goodwill and/or additional paid-in capital in the period such determination is made. While we have realized consolidated operating profits over the last several quarters, in the fourth quarter of 2005, principally due to the tax expense associated with the grant and vesting of restricted stock units and our employee stock option exchange, our U.S. legal entities incurred a taxable loss. Accordingly, we have not yet concluded that realization of all of our deferred tax assets in the future is more likely than not.

In the normal course of business, PTC and its subsidiaries are examined by various taxing authorities, including the Internal Revenue Service (IRS) in the United States. In the second quarter of 2006, we reached a tentative agreement with the IRS regarding liabilities arising from our income tax returns for fiscal years 2001 and 2002. This tentative agreement is subject to final review by the Joint Committee on Taxation. Although the outcome of this review cannot be presently determined, we expect that it may reach a favorable conclusion within the next three months. A favorable resolution would result in a tax payment by us of an amount that is less than the accrued income taxes we have recorded for those years, which may result in an income tax benefit being recorded in the quarter in which such resolution occurs.

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

Liquidity and Capital Resources

	April 1, 2006	April 2, 2005
	(in thousands)
Cash and cash equivalents	$224,165	$384,170

Amounts below are for the six months ended:
Cash provided by operating activities	$39,372	$83,793
Cash used by investing activities	(18,829)	(9,095)
Cash provided by financing activities	1,801	7,288
Cash provided by operating activities included the following:
Cash disbursements for restructuring and other charges	(5,782)	(5,751)
Federal income tax refunds received	—	39,523
Cash used by investing activities included the following:
Cash paid to acquire businesses, net of cash acquired	(10,675)	—

We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. The portfolio is invested in short-term instruments to ensure cash is available to meet requirements as needed. At April 1, 2006, cash and cash equivalents totaled $224.2 million, up from $204.4 million at September 30, 2005. The increase in cash and cash equivalents in the first six months of 2006 is due primarily to $39.4 million of cash provided by operations, partially offset by the use of $10.7 million for acquisitions of businesses and the use of $8.2 million for additions to property and equipment.

Cash provided by operations was $39.4 million in the first six months of 2006 compared to cash provided by operations of $83.8 million in the first six months of 2005, representing a decrease of $44.4 million. This decrease was due primarily to the receipt of a federal income tax refund of $39.5 million in the first quarter of 2005 and increased cash disbursements for accrued compensation and benefits in the first six months of 2006 compared to the first six months of 2005. In addition, we made a cash contribution to our U.S. defined benefit pension plan of $4.2 million in the first quarter of 2006. We do not expect to make any additional pension plan contributions to our U.S. defined benefit pension plan during the remainder of 2006.

Cash and cash equivalents used by investing activities was $18.8 million in the first six months of 2006 compared to $9.1 million in the first six months of 2005. The increase in cash used by investing activities in the first six months of 2006 is primarily due to cash expenditures of $10.7 million for acquisitions. During the first quarter of 2006, we paid $9.9 million for the DENC and Cadtrain acquisitions and $0.8 million related to our acquisition of Arbortext. There were no acquisitions in the second quarter of 2006 or the first six months of 2005. In addition, cash used for additions to property, equipment and intangible assets was $8.2 million in the first six months of 2006 compared to $9.1 million in the first six months of 2005. Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements.

Cash provided by financing activities was $1.8 million and $7.3 million in the first six months of 2006 and 2005, respectively. The decrease in 2006 compared to 2005 is primarily due to lower proceeds from the issuance of common stock under employee stock plans, which were $2.9 million in the first six months of 2006 compared to $7.3 million in the first six months of 2005. We anticipate that proceeds from the issuance of common stock under our employee stock plans will continue to be lower on a quarterly basis than in prior years due to the fact that, in connection with our adoption of SFAS No. 123(R), “Share-Based Payment,” we indefinitely suspended offerings under our employee stock purchase plan and began to use restricted stock and restricted stock units, rather than stock options, as our primary forms of equity compensation. Cash provided by financing activities in the first six months of 2006 was net of $0.9 million of costs incurred to obtain our new revolving credit facility described below.

On February 21, 2006, we entered into a new multi-currency bank revolving credit facility. The credit facility consists of a $230 million revolving credit facility, which may be increased by up to an additional $150 million if the existing or additional lenders are willing to make such increased commitments. The credit facility expires on February 20, 2011, when all amounts will be due and payable in full. We expect to use the credit facility for general corporate purposes, including acquisitions of businesses. We have not borrowed any funds under the credit facility to date.

The credit facility limits our and our subsidiaries’ ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends and make other distributions; make investments and enter into joint ventures; dispose of assets; and engage in transactions with affiliates, except on an arms-length basis. Under the credit facility, PTC and its material domestic subsidiaries may not invest cash or property in, or loan cash to, PTC’s foreign subsidiaries in aggregate amounts exceeding $25 million for any purpose and an additional $50 million for acquisitions of businesses. In addition, under the credit facility, PTC and its subsidiaries must maintain specified leverage and fixed-charge ratios. Any failure to comply with the financial or operating covenants of the credit facility would not only prevent us from being able to borrow additional funds, but would also constitute a default, resulting in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. We were in compliance with all financial and operating covenants of the credit facility as of April 1, 2006. A copy of the credit agreement is attached as Exhibit 10.1 to this report.

Subsequent to the end of the second quarter of 2006, on April 28, 2006, we acquired Mathsoft Corporate Holdings, Inc., including its wholly owned subsidiary Mathsoft Engineering & Education, Inc., for approximately $63.1 million in cash. Mathsoft is the provider of Mathcad® software that helps engineering organizations create, automate, document and reuse engineering calculations in the product development process, as well as other mathematics-driven processes. Mathsoft has annual revenues of approximately $20 million.

Our Board of Directors has authorized us to repurchase 16.0 million shares of our common stock, of which we have repurchased 12.5 million shares. Although we made no repurchases in the first six months of 2006 or 2005, we periodically consider repurchasing shares. If we were to repurchase shares, it would reduce our cash balances.

In the normal course of business, PTC and its subsidiaries are examined by various taxing authorities, including the Internal Revenue Service (IRS) in the United States. In the second quarter of 2006, we reached a tentative agreement with the IRS regarding liabilities arising from our income tax returns for fiscal years 2001 and 2002. This tentative agreement is subject to final review by the Joint Committee on Taxation. Although the outcome of this review cannot be presently determined, we expect that it may reach a favorable conclusion within the next three months. A favorable resolution would result in a tax payment by us of an amount that is less than the accrued income taxes we have recorded for those years, which may result in an income tax benefit being recorded in the quarter in which such resolution occurs.

We believe that existing cash and cash equivalents together with cash we expect to generate from operations will be sufficient to meet our working capital and capital expenditure requirements through at least the next twelve months. During 2006, we expect total cash disbursements to be $16 million for restructuring charges incurred in prior periods and including the anticipated third quarter of 2006 restructuring charge of approximately $5 million, $3 million for costs associated with our integration of Arbortext and $15 million for capital expenditures.

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

New Accounting Pronouncements

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140 (SFAS No. 155). This standard permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; requires evaluation of interests in securitized financial assets; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This standard is effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. At the present time, we do not believe that adoption of SFAS No. 155 will have a material effect on our financial position, results of operations or cash flows.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2005 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The Risk Factors included in our 2005 Annual Report on Form 10-K have not materially changed other than as set forth below. The risks described in our Annual Report on Form 10-K and below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We may be unable to successfully integrate businesses we have acquired and we may not achieve the revenue and earnings we anticipated from those businesses.

We have completed six acquisitions since the second half of 2005 that added operating costs and increased headcount by over 400 employees. We must successfully integrate those businesses into our business to achieve the revenue and earnings we expected from those acquisitions. Integrating these businesses presents challenges that affect our operations, including:

•	pressure on our operating margins due to the fact that these businesses had higher proportionate operating costs and lower operating margins than we do;

•	entry into markets we previously have not served;

•	assimilation of business processes that are substantially different than our own; and

•	consolidation of those businesses, including headcount and facilities, without impairing operations.

If we fail to manage these challenges successfully, we may incur unexpected expenses or encounter delays or other problems, which could adversely affect our ability to generate the revenue and earnings we expected, which could negatively impact our results of operations. In turn, revenue and earnings that are lower than expected could lead to an impairment of acquired intangible assets, including goodwill. In addition, if we are forced to divert attention from other strategic initiatives due to resource constraints in connection with integration of these businesses, our ability to implement those initiatives or make investments in our operational infrastructure could be impaired.

Our efforts to control our costs may impair our ability to grow our business at the same rate we have in the recent past and may not have the effect we hope on our operating margins.

Two of our goals are to increase our revenues and increase our operating margins. While our revenue increased for the first half of 2006 compared to the first half of 2005, our operating costs increased as well, which puts pressure on operating margins. In order to meet our revenue goals, we intend to continue to invest in our strategic initiatives to support planned revenue growth and to fund revenue-generating initiatives, yet remain focused on achieving our operating margin goals. To that end, we are taking steps to reduce our spending in certain areas, including further consolidation of acquired businesses, and, as a result, we expect to incur a restructuring charge in the third quarter of 2006 of approximately $5 million. If we fail to appropriately allocate and implement cost cutting measures that increase profitability while maintaining adequate resources for effective and coordinated organizational performance, our revenues may decrease and our operating margins may not improve.

We have entered into a revolving credit facility and may borrow funds under that facility to support our operations, including strategic acquisitions.

If we were to borrow funds, we would incur periodic payment obligations including interest. In addition, we are required to comply with the required financial and operating covenants, which could limit our ability to operate our business as we otherwise might operate it. Our failure to comply with any of these covenants or to meet our payment obligations could result in an event of default which, if not cured or waived, would result in all amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. We may not have sufficient working capital or liquidity to satisfy our repayment obligations in the event of an acceleration of those obligations. In addition, if we are not in compliance with the financial and operating covenants at the time we wish to borrow funds, we will be unable to borrow funds or to borrow additional funds.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

In connection with the two-for-five reverse stock split of our common stock, par value $0.01, effective on February 28, 2006, we sold 1,975 shares of our common stock in reliance upon the exemption provided by Securities Act Rule 236. The shares were sold on the open market on March 1, 2006 to provide funds to be distributed to shareholders of our common stock in lieu of issuing fractional shares in connection with the reverse stock split. The aggregate gross proceeds from the sale of such shares were $30,217.50. The brokerage commission fee for the transaction was $59.25.

We were able to use the Rule 236 exemption because we are required to and have filed reports with the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, the aggregate gross proceeds from the sale of all shares offered in connection with the transaction for the purpose of providing such funds did not exceed $300,000, and notice of the proposed sale was furnished to the SEC as required by Rule 236.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on March 1, 2006, the stockholders:

•	elected Donald K. Grierson and Oscar B. Marx, III as Class I directors of the Company to hold office until the 2009 Annual Meeting (subject to the election and qualification of their successors and to their earlier resignation, removal or death):

	Votes For	Votes Withheld or Opposed
Donald K. Grierson	250,222,445	9,125,861
Oscar B. Marx, III	254,097,497	5,250,809

•	confirmed the selection by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2006:

Votes For	Votes Against	Votes Abstaining
251,549,123	6,259,243	1,539,939

ITEM 6.	EXHIBITS

3.1(a)	Restated Articles of Organization of Parametric Technology Corporation adopted February 4, 1993 (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1996 (File No. 0-18059) and incorporated herein by reference).

3.1(b)	Articles of Amendment to Restated Articles of Organization adopted February 9, 1996 (filed as Exhibit 4.1(b) to our Registration Statement on Form S-8 (Registration No. 333-01297) and incorporated herein by reference).

3.1(c)	Articles of Amendment to Restated Articles of Organization adopted February 13, 1997 (filed as Exhibit 4.1(b) to our Registration Statement on Form S-8 (Registration No. 333-22169) and incorporated herein by reference).

3.1(d)	Articles of Amendment to Restated Articles of Organization adopted February 10, 2000 (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000 (File No. 0-18059) and incorporated herein by reference).

3.1(e)	Certificate of Vote of Directors establishing Series A Junior Participating Preferred Stock (filed as Exhibit 3.1(e) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 0-18059) and incorporated herein by reference).

3.1(f)	Articles of Amendment to Restated Articles of Organization adopted February 28, 2006.

10.1	Credit Agreement dated February 21, 2006 by and among Parametric Technology Corporation, KeyBank National Association, Bank of America, N.A., Citizens Bank of Massachusetts, Sovereign Bank, Citicorp USA, Inc., JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32*	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

*	Indicates that the exhibit is being furnished with this report and is not filed as a part of it.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PARAMETRIC TECHNOLOGY CORPORATION

By:	/s/ CORNELIUS F. MOSES, III
Cornelius F. Moses, III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 11, 2006