Form 10-Q
period 2006-07-01
PARAMETRIC TECHNOLOGY CORP
filed 2006-08-11
CIK 857005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: July 1, 2006

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

There were 111,647,286 shares of our common stock outstanding on August 4, 2006.

PARAMETRIC TECHNOLOGY CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended July 1, 2006

PART I—FINANCIAL INFORMATION

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	July 1, 2006	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$173,893	$204,423
Accounts receivable, net of allowance for doubtful accounts of $5,498 and $5,730 at July 1, 2006 and September 30, 2005, respectively	163,165	147,497
Prepaid expenses	21,606	21,875
Other current assets (Note 1)	48,430	48,210
Deferred tax assets	1,565	1,722

Total current assets	408,659	423,727
Property and equipment, net	51,207	52,551
Goodwill	247,057	200,628
Acquired intangible assets, net	81,565	58,210
Deferred tax assets	2,833	2,422
Other assets	60,633	49,085

Total assets	$851,954	$786,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,773	$19,915
Accrued expenses and other current liabilities	39,282	43,753
Accrued compensation and benefits	55,664	67,517
Accrued income taxes	5,282	29,695
Deferred revenue (Note 1)	220,243	183,882

Total current liabilities	346,244	344,762
Other liabilities (Note 2)	100,667	101,432
Deferred revenue (Note 1)	11,995	16,585
Commitments and contingencies (Note 10)
Stockholders’ equity (Note 4):
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 111,464 and 110,030 shares issued and outstanding at July 1, 2006 and September 30, 2005, respectively	1,115	1,100
Additional paid-in capital	1,708,543	1,675,336
Accumulated deficit	(1,268,415)	(1,303,558)
Accumulated other comprehensive loss	(48,195)	(49,034)

Total stockholders’ equity	393,048	323,844

Total liabilities and stockholders’ equity	$851,954	$786,623

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended		Nine months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Revenue:
License	$65,711	$49,228	$178,852	$148,855
Service	150,993	131,106	430,564	376,772

Total revenue	216,704	180,334	609,416	525,627

Costs and expenses:
Cost of license revenue	2,995	1,692	8,187	4,945
Cost of service revenue	65,579	50,434	187,942	144,411
Sales and marketing	70,033	59,533	197,938	174,652
Research and development	36,905	28,061	107,477	82,875
General and administrative	18,038	13,874	55,706	43,856
Amortization of acquired intangible assets	1,646	226	4,292	670
Restructuring charges (Note 2)	5,947	—	5,947	—
In-process research and development (Note 5)	2,100	—	2,100	—

Total costs and expenses	203,243	153,820	569,589	451,409

Operating income	13,461	26,514	39,827	74,218
Other income (expense), net	840	2,476	2,743	4,226

Income before income taxes	14,301	28,990	42,570	78,444
(Benefit from) provision for income taxes	(2,575)	2,336	7,427	12,127

Net income	$16,876	$26,654	$35,143	$66,317

Earnings per share (Note 4):
Basic	$0.15	$0.25	$0.32	$0.61
Diluted	$0.15	$0.24	$0.31	$0.59
Weighted average shares outstanding—Basic	109,947	108,716	109,672	108,407
Weighted average shares outstanding—Diluted	112,871	112,036	112,930	111,888

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended
	July 1, 2006	July 2, 2005
Cash flows from operating activities:
Net income	$35,143	$66,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,809	18,311
Stock-based compensation	29,273	254
Other non-cash items	1,958	(1,022)
In-process research and development	2,100	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	637	402
Accounts payable and accrued expenses	(10,487)	(5,611)
Accrued compensation and benefits	(14,455)	(7,765)
Deferred revenue	21,679	15,290
Income taxes receivable, net of accrued income taxes	(24,572)	39,441
Other current assets and prepaid expenses	4,411	746
Other noncurrent assets and liabilities	(17,135)	(6,918)

Net cash provided by operating activities	53,361	119,445

Cash flows from investing activities:
Additions to property and equipment	(13,065)	(11,561)
Additions to other intangible assets	—	(1,173)
Acquisitions of businesses, net of cash acquired	(75,084)	(6,810)

Net cash used by investing activities	(88,149)	(19,544)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,052	8,943
Credit facility origination costs	(897)	—
Other	—	(291)
Payments of capital lease obligations	(323)	(177)

Net cash provided by financing activities	2,832	8,475

Effect of exchange rate changes on cash and cash equivalents	1,426	(255)

Net (decrease) increase in cash and cash equivalents	(30,530)	108,121
Cash and cash equivalents, beginning of period	204,423	294,887

Cash and cash equivalents, end of period	$173,893	$403,008

Supplemental disclosures of cash flow information:
Property and equipment acquired under capital leases	$260	$1,488

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended		Nine months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net income	$16,876	$26,654	$35,143	$66,317

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0 for all periods	1,470	(4,414)	1,044	(1,175)
Net unrealized gain (loss) on securities, net of tax of $0 for all periods	28	359	(205)	849

Other comprehensive income (loss)	1,498	(4,055)	839	(326)

Comprehensive income	$18,374	$22,599	$35,982	$65,991

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

As described in Note 4, effective on February 28, 2006, we implemented a reverse stock split pursuant to which every five shares of issued and outstanding common stock of PTC, $.01 par value per share were automatically combined into two issued and outstanding shares of common stock without any change in the par value of such shares. Historical share data presented in these consolidated financial statements and notes thereto have been restated to reflect this reverse stock split.

While we believe that the disclosures presented are adequate to make the information not misleading, these unaudited quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

Deferred revenue primarily relates to software maintenance agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and, if not yet paid, the related customer receivable is included in other current assets. Billed but uncollected maintenance-related amounts included in other current assets at July 1, 2006 and September 30, 2005 were $46.4 million and $46.1 million, respectively.

The results of operations for the three and nine months ended July 1, 2006 are not necessarily indicative of the results expected for the remainder of the fiscal year.

2. Restructuring Charges

In the third quarter and first nine months of 2006, we recorded a net restructuring charge of $5.9 million. In the second quarter of 2006, we announced that we would undertake certain cost-reduction initiatives. These initiatives were substantially completed in the third quarter of 2006 and resulted in a restructuring charge of $7.4 million for severance and related costs associated with the termination of 91 employees in the third quarter of 2006, partially offset by a credit of $1.5 million primarily related to a plan to reoccupy a portion of our headquarters facility that was previously vacant and included in restructuring costs in prior periods. The headquarters space was available for sublease and was being marketed, but is being reoccupied due to space requirements related to our acquisition of Mathsoft. There were no restructuring charges recorded in the first nine months of 2005.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes restructuring accrual activity for the three and nine months ended July 1, 2006:

	Three months ended July 1, 2006			Nine months ended July 1, 2006
	Employee Severance and Related Benefits	Facility Closures and Other Costs	Total	Employee Severance and Related Benefits	Facility Closures and Other Costs	Total
	(in thousands)
Beginning balance	$235	$25,463	$25,698	$1,263	$30,259	$31,522
Charges (credits) to operations	7,467	(1,520)	5,947	7,467	(1,520)	5,947
Cash disbursements	(3,991)	(1,454)	(5,445)	(5,019)	(6,208)	(11,227)
Foreign exchange impact	(55)	110	55	(55)	68	13

Balance, July 1, 2006	$3,656	$22,599	$26,255	$3,656	$22,599	$26,255

The accrual for facility closures and related costs is included in current liabilities (accrued expenses and other current liabilities) and long-term liabilities (other liabilities) in the consolidated balance sheets, and the accrual for employee severance and related benefits is included in accrued compensation and benefits. As of July 1, 2006, of the $26.3 million remaining in accrued restructuring charges, $10.8 million was included in current liabilities and $15.5 million was included in long-term liabilities, principally for facility costs to be paid out through 2014.

In determining the amount of the facilities accrual, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates are reviewed quarterly based on known real estate market conditions and the credit-worthiness of subtenants, and may result in revisions to established facility reserves. We had accrued $22.0 million as of July 1, 2006 related to excess facilities (compared to $29.7 million at September 30, 2005), representing gross lease commitments with agreements expiring at various dates through 2014 of approximately $50.1 million, net of committed and estimated sublease income of approximately $27.5 million and a present value factor of $0.6 million. We have entered into signed sublease arrangements for approximately $24.5 million, with the remaining $3.0 million based on future estimated sublease arrangements, including $2.1 million for space currently available for sublease. If our sublease assumptions prove to be inaccurate, we may need to make changes in these estimates that would affect our results of operations and potentially our financial condition.

3. Stock-based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)). We adopted SFAS No. 123(R) on July 3, 2005, effective with the beginning of the fourth quarter of 2005. SFAS No. 123(R) requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option pricing model. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. We adopted the modified prospective application method as provided by SFAS No. 123(R) and, accordingly, financial statement amounts for the periods prior to the adoption of SFAS No. 123(R), including the three and nine months ended July 2, 2005, have not been restated to reflect the fair value method of expensing prescribed by SFAS No. 123(R). Prior to July 3, 2005, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, (APB No. 25) and related interpretations. Under APB No. 25, no compensation cost was recognized when the option exercise price was

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equal to the market price of the underlying stock on the date of grant. In accordance with APB No. 25, prior to July 3, 2005, we generally did not recognize compensation expense in connection with stock option grants to employees, directors and officers under our plans. However, we did recognize compensation expense of $0.1 million and $0.3 million in the three and nine months ended July 2, 2005, respectively, in connection with a restricted stock grant to an executive officer of the company in May 2002.

We have an equity incentive plan for employees, directors, officers and consultants that provides for grants of nonqualified and incentive stock options, restricted stock, restricted stock units and stock appreciation rights. Until July 2005, we generally granted stock options. For those options, the option exercise price was typically the fair market value at the date of grant, and they generally vested over four years and expired ten years from the date of grant. Since we adopted SFAS No. 123(R), we have awarded restricted stock and restricted stock units as the principal equity incentive awards. We also historically offered an employee stock purchase plan (ESPP) for all eligible employees. In light of the revised accounting rules under SFAS No. 123(R) for company-sponsored stock purchase plans, we suspended offerings under the ESPP as of the date of the offering that was to have commenced on February 1, 2005. Our equity incentive plans are described more fully in Note J to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

On November 9, 2005, we granted an aggregate of 862,422 shares of restricted stock, primarily to our executive officers. Of those shares, an aggregate of 168,822 performance-based shares were issued in connection with our Executive Incentive Performance Plan for the 2006 fiscal year performance period (the “EIP Shares”) and an aggregate of 693,600 shares, half of which are performance-based, were issued as part of our annual equity incentive program (“Annual Shares”). The restrictions on the EIP Shares will lapse based on achievement of performance criteria established on or prior to the grant date by the Compensation Committee of our Board of Directors. The restrictions on the EIP Shares that are finally earned under these criteria lapse on the later of November 9, 2006 or the date the Compensation Committee determines the extent to which those criteria have been achieved. The Annual Shares that are performance-based are subject to the same performance criteria used in our Executive Incentive Performance Plan described above. Annual Shares earned under these criteria are then subject to time-based restrictions that lapse as to substantially one-third of such shares on each of (i) the later of November 9, 2006 or the date the Compensation Committee determines the performance criteria have been achieved, (ii) November 9, 2007 and (iii) November 9, 2008. The remaining half of the Annual Shares is subject only to time-based restrictions that lapse as to substantially one-third of the shares on each of November 9, 2006, 2007 and 2008. On March 1, 2006, as part of our annual equity incentive program, we issued an aggregate of 88,000 shares of restricted stock to our non-employee directors, the restrictions on which lapse in three substantially equal installments on each of February 15, 2007, 2008 and 2009.

In the first nine months of 2006, we also issued an aggregate of 1,636,487 restricted stock units. Of those restricted stock units, (i) 338,858 are performance-based and were issued in connection with our employee management incentive plans for 2006 and will vest to the extent specified performance criteria are achieved on the later of November 9, 2006 or the date the Compensation Committee determines the extent to which the performance criteria have been achieved, and (ii) 1,297,629 were issued to employees as part of our annual equity incentive program, including 809,037 as to which substantially all will vest in three equal installments on each of November 9, 2006, 2007 and 2008; and 488,592 which vest in three substantially equal installments on each of March 1, 2007, 2008 and 2009.

The fair value of restricted shares and restricted stock units granted in the third quarter and first nine months of 2006 was based on the fair market value of our stock on the date of grant. The weighted average fair value per share of restricted shares and restricted stock units granted in the third quarter and first nine months of 2006 was

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$14.43 and $15.46, respectively. Pre-vesting forfeiture rates for purposes of determining stock-based compensation were estimated by us to be 0% for directors and executive officers, 6% for vice president level employees and 6% for all other employees. No stock options, restricted shares or restricted stock units were granted during the third quarter and first nine months of 2005.

The following table shows the classification of compensation expense recorded for our stock-based awards as reflected in our consolidated statements of operations:

	Three months ended		Nine months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
	(in thousands)
Cost of license revenue	$29	$—	$96	$—
Cost of service revenue	1,969	—	5,830	—
Sales and marketing	2,547	—	7,241	—
Research and development	2,336	36	6,653	254
General and administrative	3,188	—	9,453	—

Total stock-based compensation expense	$10,069	$36	$29,273	$254

The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based awards to employees for the third quarter and first nine months of 2005:

	Three months ended July 2, 2005	Nine months ended July 2, 2005
	(in thousands, except per share data)
Net income, as reported	$26,654	$66,317
Stock-based employee compensation cost included in reported net income, net of a tax benefit of $0 for both periods	36	254
Stock-based employee compensation expense determined under fair value based method, net of a tax benefit of $0 for both periods	(5,505)	(19,917)

Pro forma net income	$21,185	$46,654

Earnings per share:
Basic—as reported	$0.25	$0.61
Diluted—as reported	$0.24	$0.59
Basic—pro forma	$0.19	$0.43
Diluted—pro forma	$0.19	$0.42

The illustrative disclosures above include the amortization of the fair value of all stock-based awards over their vesting schedules. The pro forma net income includes an income tax valuation allowance fully offsetting any income tax benefit related to the stock-based employee compensation expense.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Common Stock and Earnings Per Share (EPS)

On February 28, 2006, we implemented a two-for-five reverse stock split of our common stock, which resulted in two shares outstanding for every five pre-split shares outstanding and a transfer of approximately $1.7 million from common stock to additional paid-in capital on our consolidated balance sheet. Historical share data presented in our consolidated financial statements and notes thereto have been restated to reflect the reverse stock split for all periods presented.

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

	Three months ended		Nine months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
	(in thousands, except per share data)
Net income	$16,876	$26,654	$35,143	$66,317

Weighted average shares outstanding—Basic	109,947	108,716	109,672	108,407
Dilutive effect of employee stock options, restricted shares and restricted stock units	2,924	3,320	3,258	3,481

Weighted average shares outstanding—Diluted	112,871	112,036	112,930	111,888

Basic earnings per share	$0.15	$0.25	$0.32	$0.61
Diluted earnings per share	$0.15	$0.24	$0.31	$0.59

Stock options to purchase 5.5 million, 4.4 million, 16.1 million and 16.8 million shares for the third quarter and first nine months of 2006 and the third quarter and first nine months of 2005, respectively, had exercise prices per share that were greater than the average market price of our common stock for those periods. These shares were excluded from the computation of diluted EPS as the effect would have been anti-dilutive. For the third quarter and first nine months of 2006, the calculation of the dilutive effect of outstanding equity awards under the treasury stock method included consideration of unrecognized compensation expense and any tax benefits as additional proceeds.

5. Acquisitions

Mathsoft

On April 28, 2006, we acquired Mathsoft Corporate Holdings, Inc., including its wholly owned subsidiary Mathsoft Engineering & Education, Inc. Mathsoft is the provider of Mathcad® software that helps engineering organizations create, automate, document and reuse engineering calculations in the product development process, and in other mathematics-driven processes. The aggregate purchase price was approximately $64.4 million in cash, including $1.3 million of acquisition-related transaction costs. No PTC common stock or stock options were issued in the acquisition. There are no contingent payments, options, or commitments specified in the acquisition agreement. This acquisition was accounted for as a business combination. The purchase price allocation is preliminary pending the final determination of the fair value of the assets and liabilities acquired. The preliminary purchase price allocation was recorded in the third quarter of 2006 and resulted in $40.7 million of goodwill and $25.8 million of other acquired intangible assets, primarily comprised of customer relationship

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

intangible assets and developed technologies, which are being amortized over a weighted average of 7.7 years. In addition, the preliminary purchase price allocation resulted in a charge of $2.1 million for in-process research and development. Values assigned to these acquired intangible assets are not deductible for tax purposes. Based upon the preliminary purchase price allocation, the total purchase price was allocated as follows:

(in millions)
Goodwill	$40.7
Identifiable intangible assets	25.8
Accounts receivable	3.4
Other assets	1.8
Accounts payable and accrued expenses	(3.1)
Deferred revenue, net of fair value adjustment	(4.1)
Restructuring accruals	(2.2)
Net deferred tax liabilities	(7.4)
Reduction in valuation allowance for deferred tax assets of PTC	7.4
In-process research and development	2.1

Total preliminary purchase price allocation	$64.4

The excess of the purchase price of Mathsoft over the estimated fair values of tangible and intangible assets and liabilities totaling $40.7 million was allocated to goodwill. We believe that the goodwill was the result of several factors including: 1) the potential to expand the sale of our solutions into vertical markets such as architecture, engineering and construction and provide synergies as we leverage our global sales and distribution infrastructure; and 2) expanding the functionality of our computer-aided design, manufacturing and engineering products with predictive engineering capabilities.

Purchased in-process research and development of $2.1 million was written-off in the third quarter of 2006 and relates to projects under development for which technological feasibility had not yet been established at the acquisition date and for which there was no alternative future use. The value of the purchased in-process research and development was determined using the discounted cash flow method, which discounts expected future cash flows from projects under development to their net present value. These development projects are expected to be completed by the first quarter of 2007, and the expected cost to complete was approximately $0.6 million at the acquisition date.

Results of operations for Mathsoft have been included in our accompanying consolidated statement of operations beginning April 29, 2006. Our results of operations prior to this acquisition, if presented on a pro forma basis, would not differ materially from our reported results.

Arbortext

In the fourth quarter of 2005, we acquired Arbortext, Inc., a provider of enterprise publishing software. The aggregate purchase price was approximately $194.8 million in cash, including $3.1 million of acquisition-related transaction costs. This acquisition was accounted for as a business combination and resulted in $151.6 million of goodwill and $46.6 million of other acquired intangible assets, primarily comprised of customer relationship intangibles, which are being amortized over a weighted average of 7.9 years. Values assigned to these acquired intangible assets are not deductible for tax purposes. No PTC common stock or stock options were issued in the acquisition. The purchase price allocation is final, except for the impact, if any, of a potential dispute concerning a royalty contract. Results of operations for Arbortext have been included in our accompanying consolidated statement of operations beginning July 20, 2005.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Three months ended July 2, 2005	Nine months ended July 2, 2005
	(in millions, except per share amounts)
Revenue	$191.4	$557.4
Net income	$23.1	$56.9
Earnings per share—Basic	$0.21	$0.52
Earnings per share—Diluted	$0.21	$0.51

In connection with our acquisitions of Mathsoft and Arbortext, in the third quarter of 2006 and the fourth quarter of 2005, we recorded, as part of the purchase price allocations, $2.2 million and $3.0 million, respectively, of restructuring accruals related to severance costs, excess facility costs and other costs associated with exiting activities of Mathsoft and Arbortext. Through July 1, 2006, we had made cash disbursements of approximately $2.7 million related to our integration of these businesses, and the remaining $2.5 million of restructuring accruals was included in current liabilities in our consolidated balance sheet.

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

DENC and Cadtrain

In the first quarter of 2006, we acquired DENC AG and substantially all of the assets of Cadtrain, Inc. for an aggregate of $9.9 million in cash. In addition, we agreed to pay up to $2.0 million of additional cash consideration if specified targets, including revenue and customer retention results, are achieved within one year of the acquisition dates. Any such additional payments will be recorded as additional goodwill if and when incurred. These acquisitions added to our global consulting and training services organization. DENC expanded our consulting delivery capacity and expertise in German-speaking Europe and Cadtrain, based in the U.S., developed and provided training solutions for our products. These acquisitions were accounted for as business combinations and resulted in $3.9 million of goodwill and $5.9 million of other acquired intangible assets, primarily comprised of customer relationship intangibles, which are being amortized over a weighted average of 8.3 years. Values assigned to these acquired intangible assets are not deductible for tax purposes for the DENC acquisition but are deductible for tax purposes for the Cadtrain acquisition. Our results of operations prior to these acquisitions, if presented on a pro forma basis, would not differ materially from our reported results.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Goodwill and Acquired Intangible Assets

We have two reportable segments: (1) software products and (2) services. As of July 1, 2006 and September 30, 2005, goodwill and acquired intangible assets, in the aggregate, attributable to our software products reportable segment was $303.6 million and $242.6 million, respectively, and attributable to our services reportable segment was $25.0 million and $16.2 million, respectively. Goodwill and acquired intangible assets are tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting segment below its carrying value. We completed our annual impairment review as of July 1, 2006 and concluded that no impairment charge was required as of that date. There have not been any events or changes in circumstances that indicate that the carrying values of goodwill or acquired intangible assets may be impaired.

Goodwill and acquired intangible assets consisted of the following:

	July 1, 2006			September 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill and intangible assets with indefinite lives (not amortized):
Goodwill			$247,057			$200,628
Trademarks			4,157			4,122

			251,214			204,750

Intangible assets with finite lives (amortized):
Purchased software	$55,653	$33,459	22,194	$45,150	$30,135	15,015
Capitalized software	22,877	21,828	1,049	22,877	20,556	2,321
Customer lists and relationships	64,994	13,625	51,369	45,981	10,045	35,936
Trademarks and tradenames	1,644	224	1,420	850	34	816
Non-compete agreements and other	1,903	527	1,376	316	316	—

	$147,071	$69,663	77,408	$115,174	$61,086	54,088

Total goodwill and acquired intangible assets			$328,622			$258,838

The changes in the carrying amounts of goodwill and acquired intangible assets with indefinite lives at July 1, 2006 from September 30, 2005 are due to the impact of acquisitions (described in Note 5) and foreign currency translation adjustments related to those asset balances that are recorded in non-U.S. currencies.

Movements in goodwill, presented by reportable segment, were as follows:

	Software Products Segment	Services Segment	Total
	(in thousands)
Balance, September 30, 2005	$188,548	$12,080	$200,628
Mathsoft	40,730	—	40,730
Other acquisitions	1,500	3,935	5,435
Foreign currency translation adjustments	264	—	264

Balance, July 1, 2006	$231,042	$16,015	$247,057

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate amortization expense for intangible assets with finite lives recorded for the third quarter and first nine months of 2006 and 2005 was classified in our consolidated statements of operations as follows:

	Three months ended		Nine months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
	(in thousands)
Amortization of acquired intangible assets	$1,646	$226	$4,292	$670
Cost of license revenue	1,529	451	3,920	1,505
Cost of service revenue	65	—	169	—

Total amortization expense	$3,240	$677	$8,381	$2,175

The estimated aggregate future amortization expense for intangible assets with finite lives remaining as of July 1, 2006 is $3.6 million for the remainder of 2006, $13.2 million for 2007, $12.2 million for 2008, $10.6 million for 2009, $9.4 million for 2010 and a total of $28.4 million thereafter.

7. Recent Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure relative to uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, with early adoption encouraged. We are currently evaluating whether the adoption of FIN No. 48 will have a material effect on our consolidated financial position or results of operations.

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (SFAS No. 155). This standard permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; requires evaluation of interests in securitized financial assets; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This standard is effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. We do not believe that adoption of SFAS No. 155 will have a material effect on our financial position or results of operations.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is our executive officers. We have two operating and reportable segments: (1) Software Products, which includes license and maintenance revenue (including new releases and technical support); and (2) Services, which includes consulting, implementation, training and other support revenue. In our Consolidated Statements of Operations, maintenance revenue is included in service revenue. We do not allocate certain sales, marketing or administrative expenses to our operating segments, as these activities are managed separately.

We report our revenue in two product categories:

•	Enterprise Solutions, which includes Windchill®, Pro/INTRALINK®, Arbortext® Publishing Engine™ and all other solutions that help companies collaborate, manage and publish information across an extended enterprise; and

•	Desktop Solutions, which includes Pro/ENGINEER®, Arbortext Editor™, Mathcad® and all other solutions that help companies create content and improve desktop productivity.

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

The revenue and operating income (loss) attributable to these operating segments are summarized as follows:

	Three months ended		Nine months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
	(in thousands)
Revenue:
Software Products segment:
License:
Desktop Solutions	$43,547	$33,456	$114,498	$100,741
Enterprise Solutions	22,164	15,772	64,354	48,114

Total Software Products license revenue	65,711	49,228	178,852	148,855

Maintenance: (1)
Desktop Solutions	77,041	72,360	223,504	215,660
Enterprise Solutions	17,566	14,083	49,895	40,015

Total Software Products maintenance revenue	94,607	86,443	273,399	255,675

Total Software Products revenue	160,318	135,671	452,251	404,530

Services segment:
Desktop Solutions	23,288	20,178	64,053	57,402
Enterprise Solutions	33,098	24,485	93,112	63,695

Total Services revenue	56,386	44,663	157,165	121,097

Total Revenue:
Desktop Solutions	143,876	125,994	402,055	373,803
Enterprise Solutions	72,828	54,340	207,361	151,824

Total revenue	$216,704	$180,334	$609,416	$525,627

Operating income (loss): (2)(3)
Software Products segment (4)	$100,008	$93,030	$284,936	$278,309
Services segment	4,882	6,891	11,893	14,417
Sales and marketing expenses	(73,708)	(59,533)	(201,613)	(174,652)
General and administrative expenses	(17,721)	(13,874)	(55,389)	(43,856)

Total operating income	$13,461	$26,514	$39,827	$74,218

(1)	Maintenance revenue is included in Service Revenue in the Consolidated Statements of Operations.
(2)	The operating income reported does not represent the total operating results for each operating segment as it does not include an allocation of sales, marketing, corporate or general administrative expenses incurred in support of the operating segments.
(3)	As described in Note 2, for the three months and nine months ended July 1, 2006, we recorded a net restructuring charge of $5.9 million. For the three months and nine months ended July 1, 2006, Software Products included $1.5 million, Services included $1.1 million, sales and marketing included $3.6 million and general and administrative expenses included $(0.3) million of the restructuring charge recorded in those periods.

As described in Note 3, we adopted SFAS No. 123(R) on July 3, 2005. For the three months and nine months ended July 1, 2006, Software Products included $2.9 million and $8.4 million, respectively; Services included $1.4 million and $4.2 million, respectively; sales and marketing expenses included $2.6 million and $7.2 million, respectively; and general and administrative expenses included $3.2 million and $9.5 million, respectively, of stock-based compensation recorded in those periods. For the three months and nine months ended July 2, 2005, Software Products included $0.1 million and $0.3 million, respectively, of stock-based compensation recorded in those periods.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)	Software Products operating income for the three months and nine months ended July 1, 2006 includes the write-off of $2.1 million of in-process research and development in connection with our acquisition of Mathsoft, as described in Note 5.

Data for the geographic regions in which we operate is presented below:

	Three months ended		Nine months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
	(in thousands)
Revenue:
North America (1)	$90,955	$66,351	$244,875	$187,876
Europe (2)	71,973	66,407	213,753	193,400
Asia/Pacific (3)	53,776	47,576	150,788	144,351

Total revenue	$216,704	$180,334	$609,416	$525,627

(1)	Includes revenue in the United States totaling $87.0 million and $63.7 million for the three months ended July 1, 2006 and July 2, 2005, respectively, and $233.2 million and $180.2 million for the nine months ended July 1, 2006 and July 2, 2005, respectively.
(2)	Includes revenue in Germany totaling $21.5 million and $21.0 million for the three months ended July 1, 2006 and July 2, 2005, respectively, and $63.4 million and $58.6 million for the nine months ended July 1, 2006 and July 2, 2005, respectively.
(3)	Includes revenue in Japan totaling $23.8 million and $26.1 million for the three months ended July 1, 2006 and July 2, 2005, respectively, and $71.0 million and $81.6 million for the nine months ended July 1, 2006 and July 2, 2005, respectively.

Total long-lived assets by geographic region have not changed significantly since September 30, 2005. Revenue is presented in the table above based on the location of our customer.

9. Income Taxes

As of the end of the third quarters of 2006 and 2005, a full valuation allowance was still recorded against remaining deferred tax assets in the U.S. and certain foreign jurisdictions. If and when we conclude that realization of our deferred tax assets is more likely than not, we will record a reduction to our valuation allowance that will increase net income, goodwill and/or additional paid-in capital in the period such determination is made. While we have realized consolidated operating profits over the last several quarters, in the fourth quarter of 2005, principally due to the tax expense associated with the grant and vesting of restricted stock units and our employee stock option exchange, our U.S. legal entities incurred a taxable loss. Accordingly, we have not yet concluded that realization of all of our deferred tax assets in the future is more likely than not.

In the normal course of business, PTC and its subsidiaries are examined by various taxing authorities, including the Internal Revenue Service (IRS) in the United States. In connection with one such tax audit, in the third quarter of 2006, we reached final agreement with the IRS and made federal income tax payments totaling $9.5 million for liabilities arising from our income tax returns for fiscal years 2001 and 2002. As a result of this final agreement and the tax payments made being less than the accrued income taxes that we had recorded for those years, we recorded an income tax benefit in the third quarter of 2006 of $6.1 million.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Commitments and Contingencies

Stock Option Grant Practice Review

We initiated a review of our historical stock option grant practices. We have found no evidence that any stock option grant to any executive officer or director involved the selection of an earlier effective date in order to obtain a more favorable exercise price. We have identified some stock option grants to employees—primarily in periods earlier than the periods covered by the financial statements included in this Form 10-Q—where all the formalities for completing an option grant may not have been completed at the time of grant, resulting in financial accounting measurement dates that may differ from the reported grant dates. Substantially all of these grants were made to non-executive employees. We may need to record additional non-cash charges for stock-based compensation expense relating to these option grants, but the charges related to the items we have identified to date, with the related tax impact, are not material to our financial results for any period.

As of the date of this filing, our review of historical stock option grant practices is ongoing under the supervision of the Audit Committee and we are providing information on an informal basis to the staff of the Securities and Exchange Commission. If we identify additional items as a result of our review, our preliminary estimate of stock-based compensation expense required to be recorded could change. Accordingly, once our review is completed, we will conclude as to whether the cumulative stock-based compensation charge will be recorded in our fourth quarter of fiscal year 2006 or will result in a restatement of prior period financial statements. The items we have identified to date would not require restatement of prior period financial information.

Revolving Credit Agreement

On February 21, 2006, we entered into a multi-currency bank revolving credit facility with a syndicate of seven banks. We expect to use the credit facility for general corporate purposes, including acquisitions of businesses. The credit facility consists of a $230 million revolving credit facility, which may be increased by up to an additional $150 million if the existing or additional lenders are willing to make such increased commitments. The credit facility expires on February 20, 2011, when all amounts will be due and payable in full. Any obligations under the credit facility are guaranteed by PTC’s material domestic subsidiaries and are collateralized by a pledge of 65% of the capital stock of PTC’s material first-tier foreign subsidiaries. We have not borrowed any funds under the credit facility to date. We incurred $0.9 million of deferred origination costs in the first nine months of 2006 associated with entering into this facility.

Interest rates under the credit facility would range from 0.75% to 1.50% above the Eurodollar rate for Eurodollar-based borrowings or would be at the defined base rate for base rate borrowings, in each case based upon our leverage ratio. In addition, we may borrow certain foreign currencies at the London interbank-offered interest rates for those currencies, with the same range above such rates based on our leverage ratio. A quarterly commitment fee based on the undrawn portion of the credit facility is required to be paid by us, ranging from 0.125% to 0.30% per year, depending upon our leverage ratio.

The credit facility limits our and our subsidiaries’ ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends and make other distributions; make investments and enter into joint ventures; dispose of assets; and engage in transactions with affiliates, except on an arms-length basis. Under the credit facility, we and our material domestic subsidiaries may not invest cash or property in, or loan cash to, our foreign subsidiaries in aggregate amounts exceeding $25 million for any purpose and an additional $50 million for acquisitions of businesses. In addition, under the credit facility, we and our subsidiaries must maintain specified leverage and fixed-charge ratios. Any failure to comply with the financial or operating covenants of the credit facility would not only prevent us from being able to borrow additional funds, but would also constitute a default, resulting in, among other things, the amounts outstanding, including all

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accrued interest and unpaid fees, becoming immediately due and payable. A change in control of PTC (as defined in the credit facility) also constitutes an event of default, permitting the lenders to accelerate the required payments of all amounts due and to terminate the credit facility. We were in compliance with all financial and operating covenants of the credit facility as of July 1, 2006.

Legal Proceedings

On May 30, 2003, a lawsuit was filed against us in the U.S. District Court for the District of Massachusetts by Rand A Technology Corporation and Rand Technologies Limited (together, “Rand”). Rand historically had been our largest distributor. The complaint alleges various breaches of a revised one-year distribution agreement entered into in December 2002, as well as other agreements between Rand and us, and also asserts certain non-contract claims. The complaint, as amended, seeks equitable relief and substantial damages. On November 24, 2003, we filed our substantive response to Rand’s complaint and asserted counterclaims against Rand. During the second quarter of 2005, Rand quantified its claimed actual damages as being in excess of $50 million and Rand asserts that this amount should be trebled by the court. As a result of several recent rulings by the court, some of Rand’s claims have been dismissed while others will proceed to trial and Rand’s possible maximum recovery under the lawsuit may have been reduced. In addition, the court has excluded the testimony of the damages expert hired by Rand to substantiate Rand’s damages quantification. The court has also issued a ruling granting PTC summary judgment on one of PTC’s counterclaims against Rand. Despite these rulings, several of Rand’s claims, as well as certain of our counterclaims, remain to be tried before a jury. We believe Rand’s claims and its damages assessment associated with those claims are without merit and will continue to contest them vigorously. We also intend to diligently prosecute our counterclaims. Recently, we have also filed new claims against Rand alleging misuse of our intellectual property, to which Rand has filed certain counterclaims. We cannot predict the ultimate resolution of these actions at this time, and we cannot assure you that these actions, if determined adversely to us, will not have a material adverse impact on our financial condition or results of operations. No liability has been accrued by us as of July 1, 2006 related to this matter.

We also are subject to various legal proceedings and claims that arise in the ordinary course of business. We currently believe that resolving these other matters will not have a material adverse impact on our financial condition or results of operations.

Guarantees and Indemnification Obligations

We enter into standard indemnification agreements in our ordinary course of business pursuant to which we indemnify, hold harmless, and agree to reimburse the indemnified parties for certain losses suffered or incurred by the indemnified parties. These agreements generally are with our business partners or customers and relate to patent, copyright or other intellectual property infringement claims by any third party with respect to our products or claims relating to property damage or personal injury resulting from the performance of services by us or our subcontractors or our other actions. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. Historically, our costs to defend lawsuits or settle claims relating to such indemnity agreements have been minimal and we accordingly believe the estimated fair value of these agreements is immaterial.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q about our anticipated financial results and growth, as well as about the development of our products and markets, are forward-looking statements which are subject to the inherent uncertainties in predicting future results and conditions. Risks and uncertainties that could cause actual results to differ materially from those projected include the following: our ability to increase revenues or successfully execute strategic initiatives and other business initiatives while containing costs; our ability to optimize our sales and services coverage and productivity through, among other means, effective use and management of our internal resources in combination with our resellers and other strategic partners and appropriate investment in our distribution channel; our ability to successfully integrate and achieve both revenue and earnings growth from newly acquired businesses; our ability to successfully differentiate our products and services from those of our competitors and to effectively pursue opportunities within the small- and medium-size business market and with strategic larger accounts; our ability to successfully help our customers expand their product development technology infrastructure to a more robust PLM product development system in order to further their global product development initiatives; as well as other risks and uncertainties described in Part II, Item 1A. Risk Factors of this report.

Other Important Information

We initiated a review of our historical stock option grant practices. We have found no evidence that any stock option grant to any executive officer or director involved the selection of an earlier effective date in order to obtain a more favorable exercise price. We have identified some stock option grants to employees—primarily in periods earlier than the periods covered by the financial statements included in this Form 10-Q—where all the formalities for completing an option grant may not have been completed at the time of grant, resulting in financial accounting measurement dates that may differ from the reported grant dates. Substantially all of these grants were made to non-executive employees. We may need to record additional non-cash charges for stock-based compensation expense relating to these option grants, but the charges related to the items we have identified to date, with the related tax impact, are not material to our financial results for any period.

As of the date of this filing, our review of historical stock option grant practices is ongoing under the supervision of the Audit Committee and we are providing information on an informal basis to the staff of the Securities and Exchange Commission. If we identify additional items as a result of our review, our preliminary estimate of stock-based compensation expense required to be recorded could change. Accordingly, once our review is completed, we will conclude as to whether the cumulative stock-based compensation charge will be recorded in our fourth quarter of fiscal year 2006 or will result in a restatement of prior period financial statements. The items we have identified to date would not require restatement of prior period financial information.

Executive Overview

Our focus in 2006 is to increase revenue and profitability with a view toward our longer-term goal of achieving $1 billion in revenue in 2008. We believe our financial results for the third quarter and first nine months of 2006 reflect successful execution of many of the strategic initiatives we have undertaken to achieve this longer-term goal.

Total revenue and license revenue in the third quarter of 2006 were the highest quarterly total revenue and license revenue since the fourth quarter of 2001. Total revenue increased 20% year over year in the third quarter of 2006 and 16% year over year for the first nine months of 2006, reflecting revenue growth across all our product categories and lines of business. We attribute this revenue growth to execution of our strategic initiatives, including our acquisitions that have enabled us to further differentiate our solutions from those of our competitors, increased customer understanding of our product development system value proposition, and increased technology spending by our customers, particularly in North America. The revenue growth reflects both organic growth of our Enterprise Solutions and Desktop Solutions and revenue from the recently acquired Arbortext and Mathsoft businesses. Historically, Arbortext generated revenue of approximately $40 million for the twelve months ended June 30, 2005 and Mathsoft generated revenue of approximately $20 million for the twelve months ended March 31, 2006. Since their acquisition dates (Arbortext—July 19, 2005 and Mathsoft—April 28, 2006), both the Arbortext and Mathsoft businesses have been included in our results of operations. Neither Arbortext nor Mathsoft revenues are included in our results for the third quarter or first nine months of 2005.

Overall operating margins in the third quarter and first nine months of 2006 were negatively affected year over year due to increased stock-based compensation costs due to our adoption of SFAS No. 123(R) at the beginning of the fourth quarter of 2005, investments we made in our services business to support planned revenue growth, increased operating costs associated with recent acquisitions, particularly Arbortext and Mathsoft, and a restructuring charge for certain actions we took in the third quarter of 2006 to further consolidate our acquired businesses and reduce operating costs. While we intend to continue to invest in our strategic initiatives to support planned revenue growth and to fund revenue-generating initiatives, we remain focused on achieving our operating margin goals.

In the third quarter of 2006, we recorded a tax benefit of $6.1 million resulting from the favorable resolution of tax audits in the United States. In the third quarter of 2005, we recorded a tax benefit of $4.4 million resulting from the favorable resolution of a tax audit in a foreign jurisdiction.

Finally, we used approximately $64 million in cash, including acquisition-related transaction fees, to acquire Mathsoft in the third quarter of 2006. Mathsoft is the provider of Mathcad® software that helps engineering organizations create, automate, document and reuse engineering calculations in the product development process, as well as other mathematics-driven processes.

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

Our software solutions include:

•	a suite of mechanical computer-aided design, engineering calculation, and XML-based document authoring tools (our desktop solutions); and

•	a range of Internet-based collaboration, content and process management, and publishing technologies (our enterprise solutions).

These software solutions enable companies to:

•	create digital product content as represented by product designs and component-based documents (collectively, “digital products”);

•	collaborate globally on the development of content with cross-functional teams consisting of members within an organization and from the extended enterprise;

•	control content and automate processes over the course of a product’s lifecycle; and

•	communicate relevant product information across the extended enterprise and to customers through multiple channels using dynamic publications.

Our software solutions historically focused on addressing the design engineering needs of manufacturing companies. Over time, we expanded our software solutions to enable customers to leverage engineering content across an extended enterprise and design chain. As part of this process, we expanded our product portfolio to include our Windchill content and process management software and our recently acquired Arbortext dynamic publishing software. Our product development system for manufacturing companies, which is a combination of both our desktop and enterprise solutions, enables customers to meet a broad set of needs across the product lifecycle. Additionally, the combination of Windchill and the Arbortext products enables us to extend our product development system to address the content management and dynamic publishing needs of companies in vertical markets we previously have not served, such as the life sciences, publishing, government and financial services markets.

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

Market Opportunities

We believe the PLM market presents an opportunity for meaningful growth and that the overall market for PLM solutions is evolving as manufacturers seek to improve their total product development processes instead of focusing on individual productivity in engineering or manufacturing. These product development processes have become increasingly complex as companies develop and manufacture products across geographic and corporate boundaries (a trend referred to as “global product development”).

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

Finally, we believe the Asia-Pacific region presents an important growth opportunity because global manufacturing companies have continued to invest in that region and the market in that region for both our desktop solutions and enterprise solutions is relatively unsaturated. As part of our initiative to expand our sales in China and to reach additional customers in Europe and the United States, we entered into a cooperative marketing agreement with IBM in the second quarter of 2006. Under the agreement, we and IBM will focus primarily on the emerging PLM market in China and, in Europe and the United States, will pursue a targeted account strategy in multiple vertical industries. Although we do not expect this agreement to generate significant revenue in the near term, we believe our agreement with IBM will extend the reach of our solutions and, ultimately, increase adoption of our solutions.

Results of Operations

The following is a summary of our results of operations for the third quarters and first nine months of 2006 and 2005, which includes the results of operations of companies we acquired beginning on their respective acquisition dates. A detailed discussion of these results follows the table below.

	Three months ended			Nine months ended
	July 1, 2006	July 2, 2005	Percent Change	July 1, 2006	July 2, 2005	Percent Change
	(Dollar amounts in millions)
Total revenue	$216.7	$180.3	20%	$609.4	$525.6	16%
Total costs and expenses	203.2	153.8	32%	569.6	451.4	26%

Operating income	13.5	26.5		39.8	74.2
Other income (expense), net	0.8	2.5		2.7	4.2

Income before income taxes	14.3	29.0		42.5	78.4
(Benefit from) provision for income taxes	(2.6)	2.3		7.4	12.1

Net income	$16.9	$26.7		$35.1	$66.3

•	Our total revenue increased 20% for the third quarter of 2006 compared to the third quarter of 2005, reflecting a 33% increase in software license revenue and a 15% increase in service revenue. Our total revenue increased 16% for the first nine months of 2006 compared to the first nine months of 2005, reflecting a 20% increase in software license revenue and a 14% increase in service revenue.

•	Our Enterprise Solutions revenue increased 34% to $72.8 million for the third quarter of 2006 from $54.3 million for the third quarter of 2005. Our Enterprise Solutions revenue increased 37% to $207.4 million for the first nine months of 2006 from $151.8 million for the first nine months of 2005.

•	Our Desktop Solutions revenue increased 14% to $143.9 million for the third quarter of 2006 from $126.0 million for the third quarter of 2005. Our Desktop Solutions revenue increased 8% to $402.0 million for the first nine months of 2006 from $373.8 million for the first nine months of 2005.

•	On a consistent foreign currency basis, compared to the year-ago period, total revenue for the third quarter and first nine months of 2006 increased 22% and 20%, respectively.

•	For the third quarter and first nine months of 2006, we generated net income of $16.9 million and $35.1 million, respectively, compared to net income of $26.7 million and $66.3 million for the third quarter and first nine months of 2005, respectively. The decreases in net income in 2006 periods are primarily attributable to increased operating costs related to stock-based compensation expenses due to our adoption of SFAS No. 123(R), a restructuring charge and write-off of in-process research and development in the third quarter of 2006 and higher amortization of acquired intangible assets as a result of recent acquisitions.

•	We adopted SFAS No. 123(R), “Share-Based Payment,” at the beginning of the fourth quarter of 2005. Stock-based compensation expense was $10.1 million and $29.3 million in the third quarter and first nine months of 2006, respectively, and $0.1 million and $0.3 million in the third quarter and first nine months of 2005, respectively.

•	We recorded a net restructuring charge of $5.9 million in the third quarter and first nine months of 2006. No restructuring charges were recorded in the third quarter and first nine months of 2005.

•	We wrote off $2.1 million of in-process research and development in the third quarter of 2006 in connection with our acquisition of Mathsoft.

•	Amortization expense for intangible assets was $3.2 million and $8.4 million for the third quarter and first nine months of 2006, respectively, compared to $0.7 million and $2.2 million for the third quarter and first nine months of 2005, respectively.

•	In the third quarter and first nine months of 2006, we recorded a tax benefit of $6.1 million from the favorable resolution of tax audits in the United States (discussed further below). In the third quarter and first nine months of 2005, we recorded a tax benefit of $4.4 million from the favorable resolution of a tax audit in a foreign jurisdiction.

The following table shows certain consolidated financial data as a percentage of our total revenue for the third quarters and first nine months of 2006 and 2005:

	Three months ended		Nine months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Revenue:
License	30%	27%	29%	28%
Service	70	73	71	72

Total revenue	100	100	100	100

Costs and expenses:
Cost of license revenue	1	1	1	1
Cost of service revenue	30	28	31	28
Sales and marketing	33	33	33	33
Research and development	17	15	18	16
General and administrative	8	8	9	8
Amortization of acquired intangible assets	1	—	1	—
Restructuring charges	3	—	1	—
In-process research and development	1	—	—	—

Total costs and expenses	94	85	94	86

Operating income	6	15	6	14
Other income (expense), net	1	1	1	1

Income before income taxes	7	16	7	15
(Benefit from) provision for income taxes	(1)	1	1	2

Net income	8%	15%	6%	13%

Revenue

Total Revenue

Our revenue consists of software license revenue and service revenue, which includes software maintenance revenue (consisting of providing our customers software updates and technical support) as well as consulting (including implementation services) and training revenue.

We report our revenue in two product categories:

•	Enterprise Solutions, which includes Windchill, Pro/INTRALINK, Arbortext Publishing Engine and all other solutions that help companies collaborate, manage and publish information across an extended enterprise; and

•	Desktop Solutions, which includes Pro/ENGINEER, Arbortext Editor, Mathcad and all other solutions that help companies create content and improve desktop productivity.

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

	Three months ended				Nine months ended
	July 1, 2006	July 2, 2005	Percent Change		July 1, 2006	July 2, 2005	Percent Change
	(Dollar amounts in millions)
License revenue	$65.7	$49.2	33%		$178.8	$148.8	20%
Service revenue:
Maintenance revenue	94.6	86.4	9%		273.4	255.7	7%
Consulting and training service revenue	56.4	44.7	26%		157.2	121.1	30%

Total service revenue	151.0	131.1	15%		430.6	376.8	14%

Total revenue	$216.7	$180.3	20	%(1)	$609.4	$525.6	16	%(2)

Revenue by product category:
Enterprise Solutions revenue	$72.8	$54.3	34%		$207.4	$151.8	37%
Desktop Solutions revenue	$143.9	$126.0	14%		$402.0	$373.8	8%
Revenue by geography:
North America	$90.9	$66.3	37%		$244.9	$187.9	30%
Europe	$72.0	$66.4	8%		$213.7	$193.4	11%
Asia-Pacific	$53.8	$47.6	13%		$150.8	$144.3	4%

(1)	On a consistent foreign currency basis from the comparable year-ago period, in the third quarter of 2006 total revenue increased 22%, revenue in Europe increased 12%, and revenue in Asia-Pacific increased 16%.
(2)	On a consistent foreign currency basis from the comparable year-ago period, in the first nine months of 2006 total revenue increased 20%, revenue in Europe increased 17%, and revenue in Asia-Pacific increased 9%.

As described above in Executive Overview, in the third quarter and first nine months of 2006, we had year-over-year revenue growth in both Desktop Solutions and Enterprise Solutions.

License revenue accounted for 30% and 27% of total revenue in the third quarter of 2006 and 2005, respectively, and 29% and 28% of total revenue for the first nine months of 2006 and 2005, respectively. The growth in license revenue for the third quarter and first nine months of 2006 compared to the third quarter and first nine months of 2005 was primarily due to organic growth in both Enterprise Solutions and Desktop Solutions (including contributions from our reseller channel) and contributions from Arbortext products and, beginning in the third quarter of 2006, Mathsoft products.

Consulting and training service revenue, which has a lower gross profit margin than license and maintenance revenues, accounted for 26% and 25% of total revenue in the third quarter of 2006 and 2005, respectively, and 26% and 23% of total revenue for the first nine months of 2006 and 2005, respectively. Growth in consulting and training services revenue is attributable to increased use by our customer base of our consulting and training services, including our expanding suite of computer-based training products as well as contributions from acquired businesses. As we have increased our service revenue, we have focused on improving our consulting and training service margins by improving consulting utilization and growing revenue from higher-margin sources such as computer-based training products.

Maintenance revenue represented 44% and 48% of total revenue in the third quarter of 2006 and 2005, respectively, and 45% and 49% of total revenue in the first nine months of 2006 and 2005, respectively. While maintenance revenue increased for both the third quarter and first nine months of 2006 versus the comparable 2005 periods, the percentage that maintenance revenue constitutes of total revenue has declined as a result of faster growth of our consulting and training revenue and license revenue in the 2006 periods.

We enter into customer contracts that may result in revenue being recognized over multiple reporting periods. Accordingly, revenue recognized in a current quarter may be attributable to contracts entered into during the current period or in prior periods. License and/or consulting and training service revenue of $1 million or more recognized from individual customers in the third quarter of 2006 and 2005 was $35.5 million and $17.3 million, respectively, and $88.6 million and $59.9 million in the first nine months of 2006 and 2005, respectively. This increase is attributable to a significant increase in the number of customers that spent over $1 million during each quarter in 2006 compared to 2005. While our customers may not continue to spend at these levels in future periods, we believe this increase is the result of a shift in customer priorities toward PLM solutions relative to other IT spending initiatives, our improved ability to provide broader solutions to our customers, as well as improvements in our competitive position due to our system architecture and publishing solutions.

We derived 58% and 63% of our total revenue from sales to customers outside North America in the third quarter of 2006 and 2005, respectively, and 60% and 64% of total revenue from such sales for the first nine months of 2006 and 2005, respectively. Total revenue growth in North America was primarily due to organic growth and contributions from the recently acquired Arbortext and Mathsoft businesses, whose revenues were concentrated in that region. The increase in European revenue in the third quarter of 2006 compared to the third quarter of 2005 was due primarily to strong performance in Desktop Solutions, while the increase in European revenue for the first nine months of 2006 was primarily due to growth in Enterprise Solutions revenue. European revenue for the first nine months of 2006 included a significant customer transaction completed in that region in the first quarter, and reflected reseller channel revenue growth as well. Revenue performance in Asia-Pacific for the third quarter and first nine months of 2006 compared to 2005 reflected a 40% and 27% increase in revenue, respectively, in the Pacific Rim, offset by a 9% and 13% decrease in revenue in Japan for the third quarter and first nine months of 2006 compared to 2005, respectively. We believe that the growth in the Pacific Rim reflects improved market opportunity and better execution after strategic and organizational changes made in that region earlier in 2006. We believe the revenue decreases in Japan were partially attributable to the impact of certain strategic and organizational changes we made in that region in the first half of 2006. We believe those changes will help improve our results in Japan in fiscal 2007.

Total sales from our reseller channel, which are primarily for our Desktop Solutions, grew 28% to $46.0 million in the third quarter of 2006 from $35.9 million in the third quarter of 2005 and grew 20% to $124.7 million in the first nine months of 2006 from $103.8 million in the first nine months of 2005. Sales from our reseller channel were 21% of total revenue for the third quarter of 2006 compared to 20% of total revenue for the third quarter of 2005 and the first nine months of both 2006 and 2005. We attribute the revenue increase in our reseller channel to our efforts to expand our reseller channel, to the success of Pro/ENGINEER Wildfire among small- and medium-size businesses as Pro/ENGINEER Wildfire has become increasingly competitive in this market, both relative to our historic offerings as well as to competitive offerings in this market segment, and to sales of recently acquired Arbortext and Mathsoft products. We continue to experience growth in our reseller channel revenue in North America and Europe and we also experienced strong growth in our reseller channel in Asia-Pacific in the third quarter of 2006. We attribute the improvement in Asia-Pacific to organizational and infrastructure changes we made in that region in the first quarter of 2006.

Enterprise Solutions Revenue

The following table shows our Enterprise Solutions software license revenue and service revenue for the periods stated.

	Three months ended			Nine months ended
	July 1, 2006	July 2, 2005	Percent Change	July 1, 2006	July 2, 2005	Percent Change
	(Dollar amounts in millions)
Enterprise Solutions:
License revenue	$22.1	$15.8	40%	$64.4	$48.1	34%
Service revenue:
Maintenance revenue	17.6	14.0	25%	49.9	40.0	25%
Consulting and training service revenue	33.1	24.5	35%	93.1	63.7	46%

Total service revenue	50.7	38.5	31%	143.0	103.7	38%

Total revenue	$72.8	$54.3	34%	$207.4	$151.8	37%

Total revenue from our Enterprise Solutions software and related services was 34% and 30% of our total revenue in the third quarters of 2006 and 2005, respectively, and 34% and 29% of our total revenue in the first nine months of 2006 and 2005, respectively.

The increase in Enterprise Solutions revenue in the third quarter and first nine months of 2006 compared to the third quarter and first nine months of 2005 was due to organic growth of our Windchill solutions as well as revenue contribution from the acquired Arbortext business. We believe our success in increasing Enterprise Solutions revenue is due in part to customer recognition of the benefits of our broad set of capabilities delivered on a single system architecture, which, with our release of certain Windchill and Arbortext integrations in the third quarter of 2006, include our Arbortext solutions. We believe our success in Enterprise Solutions is also attributable to our initiatives to help our customers adopt our solutions in incremental fashion in accordance with our product development system adoption roadmap, which provides customers with a suggested approach for purchasing and implementing our solutions in stages. This approach reduces customers’ initial required investments and allows for a measured approach to systems adoption, which we feel is in line with customer purchasing preferences.

The increase in Enterprise Solutions license revenue in the third quarter and first nine months of 2006 as compared to the third quarter and first nine months of 2005 is primarily attributable to organic growth and sales of our Arbortext products. The number of new Windchill seats sold in both the third quarter and first nine months of 2006 increased as compared to the third quarter and first nine months of 2005, which we believe reflects our success in marketing incremental adoption of our solutions, as well as our improved competitive position. Increases in our Enterprise Solutions training and consulting service revenue are due to the addition of Arbortext, which had a significant services business for its publishing solutions, as well as to planned growth in services capacity to address increased customer demand for process and implementation consulting services. Increases in our Enterprise Solutions maintenance revenue are due primarily to an increase in the number of new users of our Enterprise Solutions as new customers are added and existing customers expand their implementations to additional users.

We believe small- and medium-size businesses represent an important revenue growth opportunity for our enterprise solutions in the future. Accordingly, we are expanding our distribution of PLM solutions by offering qualified resellers the ability to sell our Windchill Link solutions as well as related services. In addition, we now offer on demand versions of several Windchill Link solutions that help minimize customers’ cost of ownership and reduce implementation time. The revenue contribution from these initiatives is growing but was not material in the first nine months of 2006 or 2005.

Desktop Solutions Revenue

The following table shows our Desktop Solutions software license revenue and service revenue for the periods stated.

	Three months ended			Nine months ended
	July 1, 2006	July 2, 2005	Percent Change	July 1, 2006	July 2, 2005	Percent Change
	(Dollar amounts in millions)
Desktop Solutions:
License revenue	$43.6	$33.4	30%	$114.5	$100.7	14%
Service revenue:
Maintenance revenue	77.0	72.4	6%	223.5	215.7	4%
Consulting and training service revenue	23.3	20.2	15%	64.0	57.4	12%

Total service revenue	100.3	92.6	8%	287.5	273.1	5%

Total revenue	$143.9	$126.0	14%	$402.0	$373.8	8%

Total revenue from our Desktop Solutions software and related services was 66% and 70% of our total revenue in the third quarters of 2006 and 2005, respectively, and 66% and 71% of our total revenue in the first nine months of 2006 and 2005, respectively.

The increase in Desktop Solutions revenue in the third quarter of 2006 as compared to the third quarter of 2005 was due primarily to organic growth and revenue contribution from the recently acquired Mathsoft and Arbortext businesses. The increase in Desktop Solutions revenue in the first nine months of 2006 as compared to the first nine months of 2005 was due primarily to the recently acquired Arbortext and Mathsoft businesses and increases in sales of our entry-level package of Pro/ENGINEER, partially offset by reduced revenue from our high-end solutions, particularly in Japan. We believe our decision to offer Pro/ENGINEER packages with differing price points and functionality will continue to contribute to adoption of these solutions. We designed these packages to address our customers’ purchasing patterns and to better compete in the small- and medium-size business segment of our market. Our desktop solutions are now more competitive with lower-end modeling tools on the market that are known for ease of use, while maintaining the functionality for which Pro/ENGINEER is known. Additionally, we are focusing on ensuring that our desktop solutions continue to address the evolving needs of our customers. We released our latest version of Pro/ENGINEER (Wildfire 3.0) in the second quarter of 2006, which includes enhancements in personal and process productivity and quality.

The increase in Desktop Solutions license revenue in the third quarter of 2006 compared to the third quarter of 2005 was due primarily to organic growth, primarily from sales of new high-end seats, modules and upgrades to global licenses in our installed base, as well as revenue contribution from Mathsoft and Arbortext products. The increase in Desktop Solutions license revenue in the first nine months of 2006 compared to the first nine months of 2005 was due primarily to revenue contribution from Arbortext and Mathsoft products and organic growth, primarily from higher sales of our entry-level package of Pro/ENGINEER. The increases in our Desktop Solutions maintenance revenue were due primarily to revenue contributions from our acquired businesses, particularly Arbortext, and increases in the number of seats under maintenance contracts in the 2006 periods as compared to the 2005 periods. The increases in Desktop Solutions consulting and training service revenue were primarily due to increased sales of training services and computer-based training products.

Despite improvements over the past year, Desktop Solutions revenue continues to be adversely affected by the relative maturity and saturation of the North American and European CAD/CAM/CAE markets, the difficulty associated with displacing incumbent product design systems in the discrete market for computer-aided design solutions, and increased competition and price pressure from products offering more limited functionality at lower cost. We believe the Asia-Pacific region continues to present an opportunity for growth because the market is relatively unsaturated, the number of mechanical engineers is growing, and companies are continuing to migrate from two-dimensional to three-dimensional design tools. We expect recent organizational and infrastructure changes we have made in that region will result in higher revenue growth in Asia-Pacific over time.

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

	Three months ended			Nine months ended
	July 1, 2006	July 2, 2005	Percent Change	July 1, 2006	July 2, 2005	Percent Change
	(Dollar amounts in millions)
Costs and expenses:
Cost of license revenue	$3.0	$1.7	77%	$8.2	$4.9	66%
Cost of service revenue	65.6	50.4	30%	188.0	144.4	30%
Sales and marketing	70.0	59.5	18%	197.9	174.6	13%
Research and development	36.9	28.1	32%	107.5	82.9	30%
General and administrative	18.0	13.9	30%	55.7	43.9	27%
Amortization of acquired intangible assets	1.7	0.2	628%	4.3	0.7	541%
Restructuring charges	5.9	—		5.9	—
In-process research and development	2.1	—		2.1	—

Total costs and expenses	$203.2	$153.8	32%*	$569.6	$451.4	26%*

*	On a consistent foreign currency basis from the prior period, total costs and expenses increased 34% and 29% in the third quarter and first nine months of 2006, respectively, compared to the third quarter and first nine months of 2005.

Costs and expenses for the first nine months of 2006 included expenses associated with stock options and other stock-based compensation due to our adoption of SFAS No. 123(R), “Share-Based Payment,” effective July 3, 2005. Accordingly, for the nine months ended July 1, 2006, stock-based compensation was accounted for under SFAS No. 123(R), which requires the expensing of the fair value of stock-based awards in our consolidated statement of operations, while for the nine months ended July 2, 2005, stock-based compensation was accounted for under APB No. 25, “Accounting for Stock Issued to Employees,” which required only the expensing of the intrinsic value of stock-based awards. The amounts in the table above include stock-based compensation expense associated with our stock-based awards as follows:

	Three months ended		Nine months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
	(in millions)
Cost of license revenue	$—	$—	$0.1	$—
Cost of service revenue	2.0	—	5.8	—
Sales and marketing	2.6	—	7.3	—
Research and development	2.3	0.1	6.6	0.3
General and administrative	3.2	—	9.5	—

Total stock-based compensation expense	$10.1	$0.1	$29.3	$0.3

Total costs and expenses increased to $203.2 million and $569.6 million for the third quarter and first nine months of 2006, respectively, compared to $153.8 million and $451.4 million for the third quarter and first nine months of 2005, respectively. Headcount increased to 4,233 at July 1, 2006 from 3,751 at September 30, 2005 and 3,440 at July 2, 2005. Our increases in costs and expenses in the third quarter and first nine months of 2006 were primarily due to the following:

•	expensing of stock-based compensation under SFAS No. 123(R) (adopted in the fourth quarter of 2005);

•	increases in services delivery capacity to address customer demand;

•	six acquisitions completed in the second half of 2005 and the first nine months of 2006 that added operating costs and increased headcount at the time of acquisition by an aggregate of over 400 employees; and

•	a restructuring charge recorded in the third quarter of 2006 due to certain actions we took to further consolidate our acquired businesses and reduce operating costs.

The cost reduction initiatives described in the last bullet above were completed in the third quarter of 2006 and we do not expect to incur any additional charges related to such actions.

While we intend to continue to invest in our strategic initiatives to support planned revenue growth and to fund revenue-generating initiatives, we remain focused on achieving our operating margin goals.

Cost of License Revenue

Our cost of license revenue consists of fixed and variable costs associated with reproducing and distributing software and documentation, royalties paid to third parties for technology embedded in or licensed with our software products and amortization of purchased software from acquisitions. Cost of license revenue as a percentage of license revenue was 5% and 3% for the third quarters of 2006 and 2005, respectively, and 5% and 3% for the first nine months of 2006 and 2005, respectively. The increase in cost of license revenue in the third quarter and first nine months of 2006 compared to the third quarter and first nine months of 2005 is due primarily to higher amortization of purchased software of approximately $1.1 million and $2.4 million, respectively, attributable to acquisitions completed in the second half of 2005 and first nine months of 2006. Cost of license revenue as a percent of license revenue can vary depending on product mix sold and the effect of fixed and variable royalties and the level of amortization of acquired software intangible assets.

Cost of Service Revenue

Our cost of service revenue includes costs associated with training, customer support and consulting personnel, such as salaries and related costs; third-party subcontractor fees; costs associated with the release of maintenance updates (including related royalty costs); and facility costs. Cost of service revenue as a percentage of service revenue was 43% and 38% in the third quarters of 2006 and 2005, respectively, and 44% and 38% in the first nine months of 2006 and 2005, respectively. Services margins in the third quarter and first nine months of 2006 were lower than the comparable 2005 periods primarily due to increases in services delivery headcount in anticipation of planned future revenue increases, the change in accounting for stock-based compensation described above, a higher percentage of consulting and training services revenue (which has a lower margin than maintenance revenue), and lower than expected revenue performance in the Asia-Pacific region, particularly in Japan. Service margins can vary based on the product mix sold in the period. Service-related employee headcount increased 40% at the end of the third quarter of 2006 compared to the end of the third quarter of 2005, primarily due to investments we made to support planned revenue growth and to acquisitions completed since that time. At July 1, 2006, September 30, 2005 and July 2, 2005, services headcount was 1,266, 1,019 and 904, respectively. Total salaries, commissions, benefits and travel costs were $11.3 million and $31.7 million higher (including $2.0 million and $5.8 million for the third quarter and first nine months of 2006, respectively, related to the change in accounting for stock-based compensation described above) in the third quarter and first nine months of 2006, respectively, compared to the third quarter and first nine months of 2005 due to planned increases, including by acquisition, in our services delivery capacity. The cost of third-party consulting services was $2.8 million and $11.1 million higher in the third quarter and first nine months of 2006, respectively, compared to the third quarter and first nine months of 2005, due to the use of such services in support of increases in consulting and training revenue.

Sales and Marketing

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. Total sales and marketing employee headcount was 12% higher at the end of the third quarter of 2006 compared to the end of the third quarter of 2005. At July 1, 2006, September 30, 2005 and July 2, 2005, sales and marketing headcount was 1,134, 1,087 and 1,011, respectively. As a result of increases in headcount primarily due to acquisitions and higher commissions due to revenue growth, our salaries and benefit costs, sales commissions and travel expenses were higher by an aggregate of approximately $9.1 million and $21.7 million (including $2.6 million and $7.3 million for the third quarter and first nine months of 2006, respectively, related to the change in accounting for stock-based compensation described above) in the third quarter and first nine months of 2006, respectively, compared to the third quarter and first nine months of 2005. Sales and marketing expenses as a percentage of total revenue were 33% for the third quarters of both 2006 and 2005, respectively, and 33% for the first nine months of both 2006 and 2005.

Research and Development

Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Major research and development activities include developing new releases of our software that work together in a more integrated fashion and that include functionality enhancements desired by our customers. We released Pro/ENGINEER Wildfire 3.0 in March 2006 and we released Windchill 8.0, a maintenance release, which included certain Arbortext product integrations with Windchill, in April 2006. Research and development expenses as a percentage of total revenue were 17% and 15% in the third quarter of 2006 and 2005, respectively, and 18% and 16% in the first nine months of 2006 and 2005, respectively. Research and development headcount increased 20% at the end of the third quarter of 2006 compared to the end of the third quarter of 2005, primarily due to acquisitions. At July 1, 2006, September 30, 2005 and July 2, 2005, research and development headcount was 1,392, 1,242 and 1,164, respectively. As a result of these increases in headcount, total salaries, benefits, and travel costs were higher in the third quarter and first nine months of 2006 compared to the third quarter and first nine months of 2005 by an aggregate of approximately $7.2 million and $20.6 million, respectively (including $2.2 million and $6.3 million for the third quarter and first nine months of 2006, respectively, related to the change in accounting for stock-based compensation described above).

General and Administrative

Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources, legal and administrative functions as well as bad debt expense. General and administrative expenses also include costs associated with outside professional services, including accounting and legal fees. General and administrative expenses as a percentage of total revenue were 8% in the third quarters of both 2006 and 2005 and 9% and 8% in the first nine months of 2006 and 2005, respectively. General and administrative headcount increased by 24% at the end of the third quarter of 2006 compared to the end of the third quarter of 2005, primarily as a result of acquisitions. At July 1, 2006, September 30, 2005 and July 2, 2005, general and administrative headcount was 424, 385 and 343, respectively. Total salaries, benefits, and travel costs were higher in the third quarter and first nine months of 2006 compared to the third quarter and first nine months of 2005 by an aggregate of approximately $3.9 million and $11.5 million, respectively (including $3.2 million and $9.5 million for the third quarter and first nine months of 2006, respectively, related to the change in accounting for stock-based compensation described above).

Amortization of Acquired Intangible Assets

These costs represent the amortization of acquired intangible assets. The increases in the third quarter and first nine months of 2006 compared to the third quarter and first nine months of 2005 were due to amortization of intangible assets resulting from our six acquisitions completed in the second half of 2005 and the first nine months of 2006.

Our acquisition of Mathsoft in the third quarter of 2006 resulted in an increase in acquired intangible assets of $25.8 million. The purchase price allocation is preliminary pending the final determination of the fair value of the assets and liabilities acquired. The Mathsoft acquired intangible assets are being amortized over an average useful life of 7.7 years.

Restructuring Charges

In the third quarter and first nine months of 2006, we recorded a net restructuring charge of $5.9 million. We substantially completed certain previously announced cost reduction initiatives in the third quarter of 2006, which resulted in a restructuring charge of $7.4 million for severance and related costs associated with the termination of 91 employees in the third quarter of 2006, partially offset by a credit of $1.5 million primarily related to a plan to reoccupy a portion of our headquarters facility that was previously vacant and included in restructuring costs in prior periods. The headquarters space was available for sublease and marketed but is being reoccupied due to space requirements related to our acquisition of Mathsoft. There were no restructuring and other charges recorded in the first nine months of 2005.

In-process Research and Development

In the third quarter of 2006, we wrote off $2.1 million of in-process research and development in connection with our acquisition of Mathsoft related to projects under development, for which technological feasibility had not yet been established at the acquisition date and for which there was no alternative future use. The value of the purchased in-process research and development was determined using the discounted cash flow method, which discounts expected future cash flows from projects under development to their net present value. These development projects are expected to be completed by the first quarter of 2007, and the expected cost to complete was approximately $0.6 million at the acquisition date.

Other Income (Expense), net

Other income (expense), net includes interest income, interest expense, costs of hedging contracts, certain realized and unrealized foreign currency transaction gains or losses, charges incurred in connection with obtaining corporate and customer contract financing, and exchange gains or losses resulting from the required period-end currency remeasurement of the financial statements of our subsidiaries that use the U.S. dollar as their functional currency. A large portion of our revenue and expenses are transacted in foreign currencies. To reduce our exposure to fluctuations in foreign exchange rates, we engage in hedging transactions involving the use of foreign currency forward contracts, primarily in the Euro and Asian currencies. Other income (expense), net was $0.8 million and $2.5 million for the third quarter of 2006 and 2005, respectively, and $2.7 million and $4.2 million for the first nine months of 2006 and 2005, respectively. The decrease in other income (expense), net in the third quarter and first nine months of 2006 is due primarily to lower interest income and higher foreign currency losses compared to the third quarter and first nine months of 2005. Interest income was lower in 2006 as compared to 2005 primarily due to lower average cash balances as a result of acquisitions completed in the second half of 2005 and the first nine months of 2006.

Income Taxes

In the third quarter and first nine months of 2006, our effective tax rate was a benefit of 18% and a provision of 17%, respectively, on pre-tax income of $14.3 million and $42.6 million, respectively, compared to provisions of 8% and 15% in the third quarter and first nine months of 2005 on pre-tax income of $29.0 million and $78.4 million, respectively. Our provision for income taxes may fluctuate quarter to quarter within a fiscal year due to discrete events, including settlement of tax audits and assessments. In the third quarters and first nine months of 2006, we recorded a tax benefit of $6.1 million from the favorable resolution of tax audits in the United States (discussed further below). In the third quarter and first nine months of 2005, we recorded a tax benefit of $4.4 million from the favorable resolution of a tax audit in a foreign jurisdiction.

The differences between the statutory federal income tax rate of 35% and our effective tax rates were due primarily to the discrete tax benefits described above, income taxes payable in certain foreign jurisdictions with a lower effective tax rate, and our use of net operating loss carryforwards and realization of other deferred tax assets in the U.S. and certain foreign jurisdictions, which reduced the valuation allowance we had recorded against those assets. We adopted SFAS No. 123(R) at the beginning of the fourth quarter of 2005, which required us to record the cost of stock-based compensation over the period during which an employee is required to provide service in exchange for the award. In accordance with APB No. 25, prior to July 3, 2005, we did not recognize stock-based compensation expense in connection with stock option grants to employees, directors and officers under our plans. The majority of our stock-based compensation expense is recorded in jurisdictions with a full valuation allowance to completely reserve against their deferred tax assets (which consist primarily of operating loss carryforwards).

In 2002, we recorded a full valuation allowance to completely reserve against our deferred tax assets (which consist primarily of operating loss carryforwards) due to the uncertainty of their realization. As of the end of the third quarters of 2006 and 2005, a full valuation allowance was still recorded against remaining deferred tax assets in the U.S. and certain foreign jurisdictions. If and when we conclude that realization of our deferred tax assets is more likely than not, we will record a reduction to our valuation allowance that will increase net income, goodwill and/or additional paid-in capital in the period such determination is made. While we have realized consolidated operating profits over the last several quarters, in the fourth quarter of 2005, principally due to the tax expense associated with the grant and vesting of restricted stock units and our employee stock option exchange, our U.S. legal entities incurred a taxable loss. Accordingly, we have not yet concluded that realization of all of our deferred tax assets in the future is more likely than not.

In the normal course of business, PTC and its subsidiaries are examined by various taxing authorities, including the Internal Revenue Service (IRS) in the United States. In connection with one such audit in the third quarter of 2006, we reached final agreement with the IRS and made federal income tax payments totaling $9.5 million for liabilities arising from our income tax returns for fiscal years 2001 and 2002. As a result of this final agreement and the tax payments made being less than the accrued income taxes that we had recorded for those years, we recorded an income tax benefit in the third quarter of 2006 of $6.1 million.

Our future effective tax rate may be materially impacted by the amount of income taxes associated with our foreign earnings, which are taxed at rates different from the U.S. federal statutory rate, as well as the timing and extent of the realization of deferred tax assets and changes in the tax law. Further, our tax rate may fluctuate within a fiscal year, including from quarter to quarter, due to items arising from discrete events, including settlements of tax audits and assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies.

Liquidity and Capital Resources

	July 1, 2006	July 2, 2005
	(in thousands)
Cash and cash equivalents	$173,893	$403,008

Amounts below are for the nine months ended:
Cash provided by operating activities	$53,361	$119,445
Cash used by investing activities	(88,149)	(19,544)
Cash provided by financing activities	2,832	8,475
Cash provided by operating activities included the following:
Cash disbursements for restructuring charges	(11,227)	(7,698)
Federal income tax audit settlement (payments) refunds	(9,488)	39,523
Cash used by investing activities included the following:
Cash paid to acquire businesses, net of cash acquired	(75,084)	(6,810)

We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. The portfolio is invested in short-term instruments to ensure cash is available to meet requirements as needed. At July 1, 2006, cash and cash equivalents totaled $173.9 million, down from $204.4 million at September 30, 2005. The decrease in cash and cash equivalents in the first nine months of 2006 is due primarily to the use of $75.1 million of cash for acquisitions of businesses and $13.1 million for additions to property and equipment, partially offset by $53.4 million of cash provided by operations.

Cash provided by operations was $53.4 million in the first nine months of 2006 compared to cash provided by operations of $119.4 million in the first nine months of 2005, representing a decrease of $66.0 million. This decrease was due primarily to higher income tax payments in 2006, including a $9.5 million payment to the IRS in the third quarter of 2006 as a result of the settlement of tax audits during the third quarter, versus the receipt of a federal income tax refund of $39.5 million in the first quarter of 2005. Cash provided by operations was also negatively affected by our continued internal financing of accounts receivable as well as increased cash disbursements for accrued compensation and benefits in the first nine months of 2006 compared to the first nine months of 2005. In addition, we made a cash contribution to our U.S. defined benefit pension plan of $4.2 million in the first quarter of 2006. We did not make any contributions to our U.S. defined benefit pension plan in 2005 and we do not expect to make any additional pension plan contributions to our U.S. defined benefit pension plan during the remainder of 2006.

As a result of reaching final agreement with the U.S. Internal Revenue Service in the third quarter of 2006, we made federal income tax payments totaling $9.5 million for liabilities arising from our income tax returns for fiscal years 2001 and 2002.

Cash and cash equivalents used by investing activities was $88.1 million in the first nine months of 2006 compared to $19.5 million in the first nine months of 2005. The increase in cash used by investing activities in the first nine months of 2006 is primarily due to cash expenditures of $75.1 million for acquisitions in the first nine months of 2006, compared to $6.8 million in the first nine months of 2005. During the first nine months of 2006, we paid $64.4 million for the Mathsoft acquisition, $9.9 million for the DENC and Cadtrain acquisitions and $0.8 million related to the Arbortext acquisition. In addition, cash used for additions to property, equipment and intangible assets was $13.1 million in the first nine months of 2006 compared to $12.7 million in the first nine months of 2005. Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements.

Cash provided by financing activities was $2.8 million and $8.5 million in the first nine months of 2006 and 2005, respectively. The decrease in 2006 compared to 2005 is primarily due to lower proceeds from the issuance of common stock under employee stock plans, which were $4.1 million in the first nine months of 2006 compared to $8.9 million in the first nine months of 2005. Proceeds from the issuance of common stock under our employee stock plans was lower in 2006 than in prior years due to the fact that, in connection with our adoption of SFAS No. 123(R), “Share-Based Payment,” we indefinitely suspended offerings under our employee stock purchase plan and began to use restricted stock and restricted stock units, rather than stock options, as our primary forms of equity compensation. Cash provided by financing activities in the first nine months of 2006 was net of $0.9 million of costs incurred to obtain our revolving credit facility described below.

On February 21, 2006, we entered into a multi-currency bank revolving credit facility. The credit facility consists of a $230 million revolving credit facility, which may be increased by up to an additional $150 million if the existing or additional lenders are willing to make such increased commitments. The credit facility expires on February 20, 2011, when all amounts will be due and payable in full. We expect to use the credit facility for general corporate purposes, including acquisitions of businesses. We have not borrowed any funds under the credit facility to date.

The credit facility limits our and our subsidiaries’ ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends and make other distributions; make investments and enter into joint ventures; dispose of assets; and engage in transactions with affiliates, except on an arms-length basis. Under the credit facility, we and our material domestic subsidiaries may not invest cash or property in, or loan cash to, our foreign subsidiaries in aggregate amounts exceeding $25 million for any purpose and an additional $50 million for acquisitions of businesses. In addition, under the credit facility, we and our subsidiaries must maintain specified leverage and fixed-charge ratios. Any failure to comply with the financial or operating covenants of the credit facility would not only prevent us from being able to borrow additional funds, but would also constitute a default, resulting in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. We were in compliance with all financial and operating covenants of the credit facility as of July 1, 2006.

Our Board of Directors has authorized us to repurchase 16.0 million shares of our common stock, of which we have repurchased 12.5 million shares. Although we made no repurchases in the first nine months of 2006 or 2005, we periodically consider repurchasing shares. If we were to repurchase shares, it would reduce our cash balances.

We believe that existing cash and cash equivalents together with cash we expect to generate from operations will be sufficient to meet our working capital and capital expenditure requirements through at least the next twelve months. For 2006, we expect total cash disbursements to be $16 million for restructuring charges incurred in the third quarter of 2006 and in prior periods and $18 million for capital expenditures.

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

New Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure relative to uncertain tax positions, FIN No. 48 is effective for fiscal years beginning after December 15, 2006, with early adoption encouraged. We are currently evaluating whether the adoption of FIN No. 48 will have a material effect on our consolidated financial position or results of operations.

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (SFAS No. 155). This standard permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; requires evaluation of interests in securitized financial assets; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This standard is effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. We do not believe that adoption of SFAS No. 155 will have a material effect on our financial position or results of operations.

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

Two of our goals are to increase our revenues and increase our operating margins. While our revenue increased for the first nine months of 2006 compared to the first nine months of 2005, our operating costs increased as well, which puts pressure on operating margins. In order to meet our revenue goals, we intend to continue to invest in our strategic initiatives to support planned revenue growth and to fund revenue-generating initiatives, yet remain focused on achieving our operating margin goals. If we fail to appropriately maintain adequate resources for effective and coordinated organizational performance while containing operating costs, our revenues may decrease and our operating margins may not improve.

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

ITEM 6. EXHIBITS

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

Date: August 10, 2006