Form 10-K
period 2006-09-30
PARAMETRIC TECHNOLOGY CORP
filed 2006-12-14
CIK 857005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: September 30, 2006

Commission File Number: 0-18059

PARAMETRIC TECHNOLOGY CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2866152
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

140 Kendrick Street, Needham, MA 02494

(Address of principal executive offices, including zip code)

(781) 370-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value per share	NASDAQ Global Select Market

Series A Junior Participating Preferred Stock Purchase Rights	None

Securities registered pursuant

to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES   ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer    ☒  Accelerated Filer    ☐  Non-accelerated Filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of our voting stock held by non-affiliates was approximately $1,786,668,321 on April 1, 2006 based on the last reported sale price of our common stock on the Nasdaq Global Select Market on that day. There were 111,329,930 shares of our common stock outstanding on that day and 113,920,522 shares of our common stock outstanding on November 30, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement in connection with the 2007 Annual Meeting of Stockholders (2007 Proxy Statement) are incorporated by reference into Part III.

PARAMETRIC TECHNOLOGY CORPORATION

ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR 2006

i

Forward-Looking Statements

Statements in this Annual Report about our anticipated financial results and growth, as well as about the development of our products and markets, are forward-looking statements that are based on our current plans and assumptions. Important information about the bases for these plans and assumptions and factors that may cause our actual results to differ materially from these statements is discussed in Item 1A. “Risk Factors,” and generally throughout this report.

Unless otherwise indicated, all references to a year reflect our fiscal year that ends on September 30.

PART I

ITEM 1. Business

Overview

Parametric Technology Corporation (PTC) develops, markets and supports product lifecycle management (PLM) and enterprise content management (ECM) software solutions and related services that help companies improve their processes for developing physical and information products. Our software solutions help customers decrease time to market, improve product quality, increase innovation and reduce product development cost.

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

The ECM market includes technologies for business process management, compliance management, document management, dynamic publishing, document archival and retrieval, knowledge management, records management and Web content management. Within the ECM market, PTC focuses on a subset of solutions that optimize the development of dynamic publications, such as those associated with technical manuals, service documents, and regulatory and compliance data sets, as well as government and financial document publishing and content management.

Our software solutions include:

•	a suite of mechanical computer-aided design, engineering calculation, and XML-based document authoring tools (our desktop solutions); and

•	a range of Internet-based collaboration, content and process management, and publishing technologies (our enterprise solutions).

These software solutions enable companies to:

•	create digital product content as represented by product designs and component-based documents (collectively, “digital products”);

•	collaborate globally on the development of content with cross-functional teams consisting of members within an organization and from the extended enterprise;

•	control content and automate processes over the course of a product’s lifecycle;

•	configure content to match products and services; and

•	communicate relevant product information across the extended enterprise and to customers through multiple channels using dynamic publications.

Our software solutions historically focused on addressing the design engineering needs of manufacturing companies. Over time, we expanded our software solutions to enable customers to leverage engineering content across an extended enterprise and design chain. As part of this process, we diversified our product portfolio to include our Windchill content and process management software and our Arbortext dynamic publishing software. Our product development system for manufacturing companies, which is a combination of all of our solutions (Pro/ENGINEER®, Windchill®, Arbortext® and Mathcad®), enables customers to meet a broad set of needs across the product lifecycle. Additionally, the Arbortext product family, including the recently introduced Windchill-based Arbortext Content Manager, enables us to offer a dynamic publishing system to address the publishing challenges of companies in additional markets, such as the life sciences, publishing, government and financial services markets.

Our PLM and ECM solutions suite addresses significant challenges that manufacturing companies face in their product and documentation development processes: more frequent change, heterogeneity of systems, regulatory compliance, increased communication inside and outside the manufacturing enterprise to support growing globalization and outsourcing of development activities, increasingly transparent supply chains, and growing services and maintenance strategies. With our PLM software solutions suite, we provide our manufacturing customers with a product development system that permits individuals—regardless of their roles in the commercialization of a product, the computer-based tools they use, or their location geographically or in the supply chain—to participate in the product development process across the digital product value chain. We have devoted significant resources to our enterprise solutions and their integration with our design software and continue to integrate our products more tightly and make them easier to deploy. We believe this will create significant added value for our customers.

Our dynamic publishing system, which is comprised of Arbortext products and technical illustration capabilities added with our recent acquisition of ITEDO, enables us to address significant inefficiencies in cross-functional or complex documentation development processes. Today, most companies use traditional desktop publishing tools that involve a significant amount of manual work to maintain accurate documentation. This causes considerable additional work in environments where multiple authors contribute to the development of content, content changes frequently, multiple organizations within a company have specialized requirements but use similar content, or regulatory compliance drives the need for standardization across all information outputs. With our dynamic publishing system, our customers can create compound documents from reusable content components, manage the content and processes to enable teams to work together, and configure and publish the information for a variety of uses and audiences in a variety of formats.

Our solutions are complemented by our experienced services and technical support organizations, as well as resellers and other strategic partners. Our services and technical support organizations provide training, consulting, implementation and support services to customers worldwide. Our resellers supplement our direct sales force and provide greater geographic and small account coverage, primarily for our desktop solutions, and our strategic partners provide complementary product and/or service offerings.

Acquisitions

A key element of our growth strategy is to acquire businesses that complement our product development system.

We have completed eight strategic acquisitions since the third quarter of 2004.

Company	Technology	Date Acquired
ITEDO Software GmbH and ITEDO Software LLC	Technical Illustrations Software	First Quarter 2007
Mathsoft Corporate Holdings, Inc.	Engineering Calculations Software	Third Quarter 2006
DENC AG	Consulting Services	First Quarter 2006
Cadtrain, Inc.	Training Services	First Quarter 2006
Arbortext, Inc.	Enterprise Publishing Software	Fourth Quarter 2005
Polyplan Technologies, Inc.	Manufacturing Process Planning Software	Third Quarter 2005
Aptavis Technologies Corporation	Software Solutions for the Retail, Footwear and Apparel Industry	Third Quarter 2005
OHIO Design Automation, Inc.	Electronic Design Collaboration Software	Third Quarter 2004

We acquired ITEDO Software GmbH and ITEDO Software LLC (together, ITEDO), headquartered in Germany, on October 18, 2006. ITEDO provides software solutions for creating and maintaining technical illustrations to customers in multiple discrete manufacturing markets such as automotive, aerospace and defense, and industrial equipment. With this acquisition, we will offer a complete solution for creating, managing and publishing text and graphical content for technical publications. ITEDO had approximately 30 employees, primarily in Germany, and generated revenue of approximately $5 million for the twelve months ended July 31, 2006.

Our acquisition of Mathsoft, best known for its industry-leading Mathcad solution, enables us to provide software that helps organizations create, automate, document and reuse engineering calculations in the product development process, as well as other mathematics-driven processes. Mathcad enables our customers to capture this critical information and, when combined in our product development system, Mathcad worksheets can help determine Pro/ENGINEER designs and Windchill can manage the worksheets over the life of the product. Mathsoft had approximately 120 employees in offices primarily in the U.S. and Europe and generated revenue of approximately $20 million for the twelve months ended March 31, 2006.

Our acquisition of DENC expanded our consulting delivery capacity in German-speaking Europe. Our acquisition of Cadtrain added to our development and delivery of training products. DENC and Cadtrain generated combined revenue of approximately $8 million for the twelve months ended September 30, 2005.

Our acquisition of Arbortext enables us to provide solutions to create, manage and dynamically publish information concurrently with the development of related products or services, improving time to market and quality, as well as reducing cost. The acquisition provides us with new opportunities within our existing markets and with increased access to new markets such as life sciences, publishing, government and financial services. Arbortext had approximately 250 employees in offices around the world and generated revenue of approximately $40 million for the twelve months ended June 30, 2005.

Our acquisition of Polyplan Technologies provided us with technology that enables concurrent development of products and related manufacturing process plans. We are focusing on providing an easy-to-use and affordable solution for use by mainstream manufacturing engineers who are not satisfied with the manufacturing process management tools available today. We expect to release an integrated solution incorporating the Polyplan technology in the third quarter of 2007.

Our acquisition of Aptavis enables us to more fully integrate the Aptavis technology, consisting of Windchill-based PLM software used by leading footwear and apparel manufacturers and retailers, into our product and service offerings and to further develop the technology to address the requirements of international customers.

Our acquisition of OHIO Design Automation enables us to offer the InterComm™ suite of electronic design collaboration solutions to enable enterprise-wide visualization, verification, annotation and automated comparison of electronic design content. These solutions are targeted toward high tech and electronics manufacturers and other manufacturers of products that contain electronic components. We offer the InterComm products both as stand-alone solutions and as part of the Windchill product line.

Our acquisitions of Polyplan, Aptavis and OHIO Design are important because they provide increased access to new markets where we can provide different configurations of our product development system, but we do not expect these acquisitions to contribute significant incremental revenue in the near term.

Our Principal Products and Services

Our desktop solutions and our enterprise solutions are aligned under a unified product strategy using a common architecture. This strategy capitalizes on existing product synergies to offer integral product development solutions.

Our comprehensive product development system offers our customers the capabilities to improve their product development and documentation processes. These processes involve the entire enterprise and extend to supplier, partner and customer participants. Our approach reduces complexity for our customers by ensuring that our solutions work together in a cohesive system. Our product development system enables our customers to create, collaborate, control, configure, and communicate digital product information across the extended enterprise and design chain. These capabilities are enabled by a system architecture that is built to address the needs of the distributed product development environment. Our product development system architecture is:

•	integral, sharing a common database schema, common business objects and seamless user interface;

•	Internet-based, enabling our product development system to deploy across existing Intranet and Internet infrastructures to accommodate a distributed value chain; and

•	interoperable, integrating with other systems using standard protocols and integration approaches.

These same principles apply to our dynamic publishing system, allowing us to deliver the benefits of a system-based approach to all of our customers. We describe our integral portfolio of Desktop Solutions and Enterprise Solutions in more detail below.

DESKTOP SOLUTIONS

Our Desktop Solutions include our integrated CAD/CAM/CAE software as well as document authoring tools. Our principal Desktop Solutions are Pro/ENGINEER, Mathcad and Arbortext Editor. The family of Pro/ENGINEER CAD/CAM/CAE software addresses a broad spectrum of engineering disciplines essential to the development of virtually all manufactured products, ranging from consumer products to jet aircraft. Pro/ENGINEER can improve product quality and reduce time to market by enabling end users to evaluate multiple design alternatives and to share data with bi-directional associativity. Mathcad helps organizations create, automate, document and reuse engineering calculations critical to the product development process, as well as other mathematics-driven processes. Our Arbortext document authoring solutions help companies create documents the same way Pro/ENGINEER helps them create product designs by allowing the creation of reusable content as components and as compound documents. Our approach to document authoring can help companies reduce authoring and translation costs and improve the accuracy and consistency of the information they produce.

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

Mathcad is an engineering calculation software solution that combines a computational engine, accessed through conventional math notation, with a full-featured word processor and graphing tools. Mathcad automates many tasks, including unit balancing and recalculation. The addition of Mathcad to our product development system allows our customers to determine their

Pro/ENGINEER designs and predict the behavior of a Pro/ENGINEER model, which can then be validated using our

Pro/ENGINEER CAE solutions. This approach can help our customers speed time to market by significantly reducing the number of iterations necessary to complete a design. In addition, when combined with Windchill, the valuable intellectual property captured in Mathcad can be managed and shared securely with others for reuse and regulatory compliance.

Arbortext Editor™ is an XML-based authoring tool that enables the creation of dynamic content for multiple output types with features that give authors control over content collection, personalization, assembly and publishing. Arbortext Editor looks and works like familiar word processing software but is able to create components of content, aggregate those components into publications and customize those publications dynamically. The underlying principles of Arbortext Editor are similar to those of Pro/ENGINEER, with similar benefits: documents can be created by multiple contributors and the document components are reusable because we separate the content from its formatting and style. Consequently, when changes to content are made, those changes will be reflected wherever that content is used.

ENTERPRISE SOLUTIONS

Since their introduction in 1998, our enterprise solutions have evolved to address expanding customer needs. Our suite of Windchill and Arbortext solutions is designed to help companies manage the process of developing products and documentation across an extended enterprise. Windchill is a sophisticated, Internet-based content and process management solution for managing complex data and relationships, processes and publications. The other products in our enterprise solutions category use the

Windchill content and process management solution to leverage content for use in other processes, such as manufacturing, procurement, technical publications and after market services. With our enterprise solutions, our customers can improve time to market, increase the number of new products they introduce, improve product quality, reduce product cost, reduce development cost, and improve content reuse.

Our Enterprise Solutions include:

Windchill PDMLink™: a product content management solution that is used to control information by facilitating data accessibility and automating and managing the product development process throughout the life of a product. Windchill PDMLink is fluent with workgroup level CAD content management as well as complete enterprise-wide product content management and enables document management, change management and configuration management. Optional modules of Windchill PDMLink include Windchill PartsLink™ Classification and Reuse, which enables companies to organize internal design libraries to enable part reuse, and Windchill Supplier Management, which enables companies to develop approved manufacturer and vendor lists.

Windchill ProjectLink™: a collaborative project management solution that enables companies (including their employees, partners, suppliers and customers) to work together on projects through Internet-based compartmentalized workspaces. Windchill ProjectLink also has capabilities for project plan development, milestone and deliverable tracking, activity assignment and management, and on-line discussion forums.

Pro/INTRALINK®: a Windchill-based Pro/ENGINEER workgroup data management solution that provides centralized vaulting and revision control of Pro/ENGINEER models, relationships, and capabilities for improved information security and accuracy. A subset of the capabilities found in Windchill PDMLink, Pro/INTRALINK is used for Pro/ENGINEER-only data management within the engineering department.

Arbortext Publishing Engine™: a server-based system that assembles XML and SGML content and automatically publishes audience-specific content in both print and electronic forms, with high-quality layout and formatting. This system can reduce publishing costs, improve time to market and increase productivity.

Arbortext Content Manager™: based on Windchill content and process management technology and a core component of our dynamic publishing system, Arbortext Content Manager provides organizations with a single source of information, while also delivering many other essential benefits, including access control and version control at a component level, management of component relationships, and deep configuration management capabilities. Optimized for managing Arbortext-authored XML documents, Arbortext Content Manager supports collaboration of geographically dispersed teams, and manages critical processes such as configuration management and release of publications. Arbortext Content Manager enables our customers to manage complex information assets and to streamline their document and publishing processes.

Visualization Solutions: solutions that enable enterprise-wide visualization, verification, annotation and automated comparison of the electronic design intent (InterComm™); visualization and digital mock-up solutions that support the integration of 2D and 3D product data, regardless of source (ProductView™, Division® Mock Up); and 2-D viewing solutions that enable authors to enrich their technical publications with interactive viewing of technical illustrations (Arbortext ISOView®).

SERVICES

Maintenance Services

We offer maintenance support plans for our software products. Customers who participate in our maintenance support plans receive periodic software updates and new releases. Active maintenance plan customers also have direct access to our global technical support team of certified engineers for timely and accurate issue resolution. In addition, we provide self-service support tools that allow our customers access to an extensive amount of technical support information.

Consulting and Training Services

We offer consulting, implementation and training services through our services organization, as well as through third-party resellers and other strategic partners. These services enable our customers to adopt and use our solutions more effectively.

Product Development

For our products to remain competitive, we must provide our customers with new and innovative software solutions. Accordingly, we continue to invest in research and development, and we look for opportunities to acquire new technologies suited to our customers’ needs. We must also efficiently manage our development resources to ensure the appropriate balance among product lines, based on both product development plans and customer demand.

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

We also work closely with our customers to define improvements and enhancements to our products. Customers become involved in the software design process to help validate feasibility and to provide feedback on functionality early in the development of our products. In addition, we maintain software and hardware partner programs designed to provide partners both with access to our products and with the mechanisms and environment to facilitate the integration of complementary products with our product lines. By using our software development toolkits, program members can build tightly integrated solutions that satisfy the various requirements of our customers.

Our fiscal year research and development expenses were $147.3 million in 2006, $118.3 million in 2005 and $108.0 million in 2004. Additional information about our research and development expenditures may be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Costs and Expenses—Research and Development”.

Sales and Marketing

We derive most of our revenue from products and services distributed directly by our sales force to our end-user customers. We also offer products through third-party distributors. Our direct sales force focuses on large accounts, while our reseller channel provides a cost-effective means of covering the small- and medium-size business market.

Within our direct sales force, we have both strategic accounts and general business accounts units. The strategic accounts unit is further divided into vertical groups, such as aerospace and defense, automotive, consumer products, electronics and high technology, industrial products and life sciences. This vertical orientation is mirrored in our services delivery organization and, increasingly, in the products we deliver to strategic accounts. The general business account unit is organized geographically. In addition, we continue to broaden our indirect distribution channel through alliances with third-party resellers and other strategic partners who provide products and/or services that complement our offerings. Our resellers distribute our desktop solutions, including Pro/ENGINEER, and provide related services throughout North America, Europe and parts of Asia-Pacific; our other strategic partners complement our product development system with ancillary offerings. We also authorize select resellers to distribute our Windchill Link solutions and PLM On Demand to the small- and medium-size business market.

Financial information about our international and domestic operations, including by segment and principal products, may be found in Note M of “Notes to Consolidated Financial Statements.”

Competition

We compete primarily in the PLM market, including the CAD/CAM/CAE market, and the ECM market.

We compete in the PLM market with a number of companies that offer solutions that address specific functional areas covered by our solutions, including: Dassault Systemes SA and UGS Corp. for traditional desktop solutions, PDM solutions, manufacturing planning solutions and visualization and digital mock-up solutions; and Agile Software Corporation for PDM solutions. In addition, we compete with larger, better-known enterprise-solution companies with established customers that have entered the PLM market and offer solutions integrated with their other enterprise software applications. For example, SAP AG offers a solution that controls product data within the larger framework of its Enterprise Resource Planning solution. We believe our PLM solutions are more specifically targeted toward the product development processes within manufacturing companies and offer broader and deeper functionality in those processes.

We compete with design products from companies such as Autodesk, Inc.’s Inventor, UGS Corp.’s Solid Edge and Dassault Systemes’ SolidWorks for sales to smaller manufacturing customers. We also compete with EMC Documentum, IBM’s FileNet, OpenText, Adobe Framemaker, and the Microsoft Office suite.

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

Our proprietary rights are subject to risks and uncertainties described under Item 1A. “Risk Factors” below. You should read that discussion, which is incorporated into this section by reference.

PTC, the PTC Logo, Parametric Technology Corporation, The Product Development Company, Create Collaborate Control Configure Communicate, Simple Powerful Connected, Pro/ENGINEER, Wildfire, Pro/INTRALINK, MECHANICA, GRANITE, Windchill, Windchill PDMLink, Windchill ProjectLink, Windchill PartsLink, Windchill DynamicDesignLink, ProductView, Arbortext, Mathcad, InterComm, FlexPLM, and all product names in the PTC product family are trademarks or registered trademarks of PTC or our subsidiaries in the United States and/or other countries.

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

Employees

As of September 30, 2006, we had 4,309 employees, including 1,145 in sales and marketing; 1,307 in customer support, training and consulting; 420 in general and administration; and 1,437 in product development. Of these employees, 1,936 were located in the United States and 2,373 were located outside the United States.

Website Access to Reports and Code of Business Conduct and Ethics

We make available free of charge on our website at www.ptc.com the following reports as soon as reasonably practicable after electronically filing them with, or furnishing them to, the SEC: our Annual Report on Form 10-K; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934. Our Proxy Statements for our Annual Meetings and Section 16 trading reports on SEC Forms 3, 4 and 5 also are available on our website. The reference to our website is not intended to incorporate information on our website into this document by reference.

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

The following are important factors we have identified that could affect our future results. You should consider them carefully when evaluating forward-looking statements contained in this Annual Report and otherwise made by us or on our behalf because these factors could cause actual results and conditions to differ materially from those projected in forward-looking statements. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

I. Operational Considerations

Our operating results fluctuate from quarter to quarter, which may make it difficult to assess the strength of our business.

Our quarterly operating results have historically fluctuated and are likely to continue to fluctuate depending on a number of factors including the following:

•	a high percentage of our revenue has historically been generated in the third month of each fiscal quarter and any failure to complete or process orders at the end of any quarter could cause us to fall short of our revenue targets;

•	our operating expenses are based on expected revenues and any failure to achieve our revenue targets could cause us to fall short of our earnings targets as well;

•	our mix of license and service revenues can vary from quarter to quarter, creating variability in our operating margins;

•	declines in license sales may adversely affect the size of our installed base and our level of service revenue;

•	the outsourcing of our software distribution operations to third-party vendors may lessen our ability to undertake corrective measures or alternative operations in the event shipping systems or processes are interrupted or are hampered due to conditions beyond our or our vendor’s control at the end of any particular quarter;

•	a significant portion of our revenue is in foreign currency and major shifts in foreign currency exchange rates could impact our reported revenue; and

•	we may incur expenses in connection with our defense or settlement of legal actions we are defending that would increase our operating expenses for the quarter in which those expenses are incurred.

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

A large amount of our revenues are related to sales to customers in the discrete manufacturing sector. A decline in general economic or business conditions or a decline in spending in this sector could cause customers to reduce or defer spending on information technology improvements, which would cause our revenue and earnings to decrease or to grow more slowly.

Because a substantial portion of our sales are to existing customers and sales to new customers often rely on customer references, our business could be adversely affected if those customers were to become dissatisfied with our products and/or services.

Many of our sales are follow-on sales to existing customers who invest in our product development system. If a significant number of customers were to become dissatisfied with our products or services or otherwise elected to adopt either competing solutions or a competitive product development system, we could lose those follow-on sales, which would adversely affect our revenues. In addition, we could lose an important source of references, which could adversely impact our ability to obtain new customers. Finally, a decrease in the size of our installed base could adversely affect both our license revenues and our service revenues.

Our cost structure is relatively fixed in the short term, which makes it difficult to reduce our expenses quickly in response to declines in revenue or revenue growth.

We made expenditures to support our revenue growth in 2006 and anticipate making incremental expenditures to support future planned growth. Our expenses associated with headcount and facilities can be difficult to reduce quickly due to the nature of those items. If revenue does not grow at the rate we expect or if it declines, our expenses may constitute a larger percentage of our operating budget than we planned, which would adversely affect our profitability.

We use third parties, in addition to our direct sales force, for the distribution and implementation of our software solutions, which makes it more difficult to manage customer relationships.

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

Our financial condition could be adversely affected if significant errors or defects are found in our software.

Sophisticated software often contains errors, defects or other performance problems when first introduced or when new versions or enhancements are released. If errors or defects are discovered in our current or future products, we may not be able to correct them in a timely manner, or provide an adequate response to our customers. We may therefore need to expend significant financial, technical and management resources, or divert some of our development resources, in order to resolve or work around those defects.

Errors, defects or other performance problems in our products may also result in the loss of, or delay in, the market acceptance of our products or postponement of product releases or customer deployments. Such difficulties could also cause us to lose customers. Technical problems or the loss of customers could also damage our business reputation and cause us to lose new business opportunities.

We may be unable to successfully acquire and integrate strategic businesses and any additional businesses we acquire may not achieve the revenue and earnings we anticipated.

The success of our long-term strategic plan depends in part on our ability to acquire strategic businesses and/or technologies. If we are unable to identify and complete such acquisitions, we may not achieve our revenue or earnings targets. If the businesses and/or technologies we acquire do not generate the revenue and earnings we expect or if we are unable to effectively integrate the acquired technology into our products, we may not achieve our revenue or earnings targets.

Business combinations involve a number of factors that affect operations and operating results, including:

•	diversion of management’s attention;

•	potential loss of key personnel;

•	entry into unfamiliar markets, which creates new product, sales, services and support requirements;

•	possible assumption of unanticipated legal or financial liabilities;

•	possibly incurring debt to finance an acquisition;

•	unanticipated operating difficulties in connection with the acquired entities, including potential declines in revenue of the acquired entity;

•	possible impairment of acquired intangible assets, including goodwill; and

•	dilution to our earnings per share if we were to issue stock as consideration for the transaction.

As a result, we may fail to successfully integrate and manage businesses and technologies that we may acquire without incurring substantial expenses, delays or other problems that could negatively impact our results of operations. If our short-term liquidity declines or we are forced to divert attention from other initiatives due to resource constraints in connection with acquisition-related activity, our ability to implement other strategic initiatives or make investments in our operational infrastructure could be impaired.

We are dependent on key personnel whose loss could impair our product development or our sales efforts.

Our success depends upon our ability to attract and retain highly skilled technical, managerial and sales personnel.

Our product development efforts are directly affected by the abilities of our technical personnel. Competition for such highly skilled technical personnel in our industry is intense. This and the competition for such personnel is even greater in offshore regions where we have shifted certain research and development resources and where concerted efforts to solicit employees are not uncommon. If we are unable to attract and retain technical personnel with the requisite skills, our product development efforts could be delayed, which could adversely affect our revenues and profitability.

Our sales efforts rely on having a sufficient number of sales representatives with the skills and knowledge necessary to sell our products, including an ability to educate our customers about our products in order to create and meet demand for our products. If we are unable to attract or retain sales personnel with the requisite expertise, our sales and revenue could be adversely affected.

We must continually modify and enhance our products to keep pace with changing technology and address our customers’ needs and any failure to do so could reduce demand for our products.

We must continually modify and enhance our products to keep pace with changes in computer software, hardware and database technology and emerging Internet standards, and to meet evolving customer requirements. Our ability to remain competitive will depend on our ability to:

•	enhance our current offerings and develop new products and services that keep pace with technological developments through:

•	internal research and development and quality assurance programs,

•	acquisition of technology, and

•	strategic partnerships;

•	anticipate and meet evolving customer requirements, especially ease-of-use and interoperability;

•	adequately utilize our development resources; and

•	license appropriate technology from third parties for inclusion in our products.

Also, as is common in the computer software industry, we may from time to time experience delays in our product development efforts. Any such delays could cause us to incorrectly predict the fiscal quarter in which we will realize revenue from the licensing and shipment of the new or enhanced products and give our competitors a greater opportunity to market competing products.

We depend on sales from outside the United States that could be adversely affected by changes in international markets.

A significant portion of our business comes from outside the United States. Accordingly, our performance could be adversely affected by economic downturns in Europe or the Asia-Pacific region. Another consequence of significant international business is that a large percentage of our revenues and expenses are denominated in foreign currencies that fluctuate in value. Although we may from time to time enter into foreign exchange forward contracts and/or foreign exchange option contracts to offset a portion of the foreign exchange fluctuations, significant fluctuations in foreign exchange rates could have a material impact on our results, which are reported in U.S. dollars. Other risks associated with international business include:

•	regulatory practices and tariffs;

•	staffing and managing international operations, including the difficulties in providing cost-effective, incentive based compensation to attract skilled workers;

•	longer collection cycles in certain areas;

•	potential changes in tax and other laws; and

•	greater difficulty in protecting intellectual property rights.

At times we provide extended payment terms to our customers, which may be a factor in our customers’ purchasing decisions and could adversely affect our revenues if we ceased making these terms available.

We have provided extended payment terms to certain customers in connection with transactions we have completed with them. Providing extended payment terms may positively influence our customers’ purchasing decisions but may negatively impact our cash flows in the short-term. If, in the future, we reduce the amount of extended payment terms we provide to customers, customers might reduce or defer the amount they spend on our products and services from the amount they might otherwise have spent if extended payment terms were available to them. If this were to occur, our revenue or revenue growth could be lower than in prior periods or than we expect.

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

Intellectual property infringement claims could be asserted against us, which could be expensive to defend and could result in limitations on our use of the claimed intellectual property.

The software industry is characterized by frequent litigation regarding copyright, patent and other intellectual property rights. While we have not, to date, had any significant claims of this type asserted against us, such claims could be asserted against us in the future. If a lawsuit of this type is filed, it could result in significant expense to us and divert the efforts of our technical and management personnel. We cannot be sure that we would prevail against any such asserted claims. If we did not prevail, we could be prevented from using that intellectual property or required to enter into royalty or licensing agreements, which might not be available on terms acceptable to us. In addition to possible claims with respect to our proprietary information, some of our products contain technology developed by and licensed from third parties and we may likewise be susceptible to infringement claims with respect to these third-party technologies.

II. Product Related Considerations

Competition is increasing, which may reduce our profits and limit or reduce our market share.

The market for our PLM software solutions is highly fragmented, rapidly changing and increasingly competitive. We expect competition to intensify, which could result in price reductions for our products and services, reduced gross margins and loss of market share. Our primary competition comes from:

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

A large portion of our revenues are currently derived from our computer-aided design solutions and there are an increasing number of competitive design products, some of which emphasize lower price points and ease of use compared to the more robust functionality of our solutions. This increased competition makes attracting new customers more difficult. In addition, some competitive products have reached a level of functionality whereby product differentiation is less likely, in and of itself, to dislodge incumbent design systems, given the training, data conversion and other startup costs associated with system replacement. Although Pro/ENGINEER Wildfire, which focuses on PLM interoperability and ease of use, is designed to address these competitive pressures, increased competition and further market acceptance of competitive products could have a negative effect on pricing and revenue for our products, which could have a material adverse affect on our results.

In addition, even though our design software is capable of performing on a variety of platforms as compared to several of our competitors whose products focus on single platform applications (particularly Windows-based platforms), we may be unable to create a competitive advantage by offering multiple platform applications.

Growth in the computer-aided design solutions industry has slowed.

Growth in certain segments of the computer-aided design solutions industry has slowed and, coupled with decreased functional differentiation among flexible engineering tools, may adversely affect our ability to penetrate the market for new customers and capture market share. Over the long term, we believe our emphasis on PLM solutions will allow us to differentiate our CAD/CAM/CAE solutions from the competition and to increase sales of our enterprise solutions. However, the strategy may not be successful or may take longer than we expect. Our operating results could be materially adversely affected if these assumptions are incorrect.

Our assumptions about the Product Lifecycle Management (PLM) market opportunity may be wrong.

We have identified PLM as a market opportunity for us and have devoted significant resources toward capitalizing on that opportunity. We offer a suite of PLM solutions and related services targeted at this market based on our enterprise solutions, together with our desktop solutions. This suite includes software and services that use Internet technologies to enable our customers’ employees, suppliers and customers to collaboratively develop, build, distribute and manage products throughout their entire lifecycle. Because the market for software products that enable companies to collaborate on product information on an enterprise-wide level is emerging, we cannot be sure of the size of this market, whether it will grow, whether companies will elect to use our products or acquire PLM solutions from other sources, or forego PLM initiatives altogether.

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

If we are unable to successfully differentiate our products from those of our competitors, we may be unable to preserve or increase our market share.

We rely on the integral nature of our offerings as a competitive differentiator. Some of our competitors have recently announced or taken steps to make their products integrated. If our competitors succeed in their efforts, or convince customers that they will be successful in their efforts, our ability to use the integral nature of our offerings as a competitive difference will be diminished, which could adversely affect our ability to retain or increase our market share.

Our solutions must meet customer expectations to be successful.

The success of our PLM strategy will depend in large part on the ability of our solutions to meet customer expectations, especially with respect to:

•	return on investment and value creation;

•	ease and rapidity of installation;

•	integration of our customers’ and their partners’ existing computer systems and software programs;

•	ease of use;

•	full capability, functionality and performance;

•	ability to support a large, diverse and geographically dispersed user base, including the ability to support global product development programs; and

•	quality and efficiency of the services performed by us and our partners relating to implementation and configuration.

Our opportunity in the small- and medium-size business market when manufacturers migrate from two-dimensional design tools to entry-level three-dimensional design tools depends in large part on our ability to educate consumers on the benefits and ease of use of our products. Likewise with larger strategic customers, we must differentiate our products’ capabilities from those of our competitors, including larger companies with established enterprise-wide relationships with these customers.

If our solutions fail to meet customer expectations, customers may stop their adoption of our solutions, resulting in a loss of potential additional sales, and we may be unable to attract new customers for our solutions.

III. Other Considerations

We have a revolving credit facility and may borrow funds under that facility to support our operations, including strategic acquisitions.

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

Our operating results fluctuate within each quarter and from quarter to quarter, making our revenues and operating results difficult to predict.

While our sales cycle varies substantially from customer to customer, a high percentage of our revenue is generated in the third month of each fiscal quarter, and this revenue tends to be concentrated in the later part of that month. In addition, our operating expenses are based on expected future revenue and are largely fixed for the short term. As a result, a revenue shortfall in any quarter could cause our earnings for that quarter to fall below expectations as well. Accordingly, our quarterly results are difficult to predict prior to the end of the quarter and we may be unable to confirm or adjust expectations with respect to our operating results for a particular quarter until that quarter has closed. Any failure to meet our quarterly revenue or earnings targets could adversely impact the market price of our stock.

Our stock price has been highly volatile, which may make it harder to resell your shares at a time and at a price that is favorable to you.

Market prices for securities of software companies are generally volatile. In particular, the market price of these stocks has been and may continue to be subject to significant fluctuations unrelated or disproportionate to the operating performance of these companies. The trading prices and valuations of these stocks, and of ours, may not be predictable. Negative changes in the public’s perception of the prospects of software companies, or of PTC or the PLM market generally, could depress our stock price regardless of our results.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We currently lease 119 offices used in operations in the United States and internationally through our non-U.S. subsidiaries, predominately as sales and/or support offices and for research and development work. Of our total of approximately 1,197,000 square feet of leased facilities used in operations, approximately 592,000 square feet are located in the U.S., including 329,000 square feet of our headquarters facility located in Needham, Massachusetts. The lease for our headquarters began in December 2000 and expires in December 2012, subject to certain renewal rights. We also lease space comprising approximately 397,000 square feet, which is not used for our current operations and is primarily subleased to third parties. As described in Notes B and G of “Notes to Consolidated Financial Statements,” lease commitments on unused facilities in excess of expected sublease income have been included in our restructuring provisions. We continue to engage in subleasing and early lease termination initiatives to employ alternate uses for these excess facilities. We believe that our facilities are adequate for our present needs.

ITEM 3. Legal Proceedings

On May 30, 2003, a lawsuit was filed against us in the U.S. District Court for the District of Massachusetts by Rand A Technology Corporation and Rand Technologies Limited (together, “Rand”). Rand historically had been our largest distributor. The complaint alleged various breaches of a revised one-year distribution agreement entered into in December 2002, as well as other agreements between Rand and us, and also asserted certain non-contract claims. We filed certain counterclaims against Rand. In the course of the proceeding, Rand initially quantified its claimed damages as being in excess of $50 million but as a result of certain court rulings more recently quantified its damages at $12 million. Rand further asserted that its damages should be trebled. PTC disputed Rand’s claims. PTC also filed a second action against Rand in 2005 alleging misuse of our intellectual property and Rand asserted certain counterclaims in that action. In December 2006, the parties reached an agreement to settle their disputes. As a result of this agreement to settle, we recorded a charge of $2.3 million in general and administrative expense in our 2006 consolidated statements of operations.

We also are subject to various legal proceedings and claims that arise in the ordinary course of business. We currently believe that resolving these other matters will not have a material adverse impact on our financial condition or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the last quarter of 2006.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information with respect to this item may be found in the section captioned “Quarterly Financial Information” on page F-42 below.

On September 30, 2006, the close of our fiscal year, our common stock was held by 4,873 shareholders of record. As of November 30, 2006, our common stock was held by 4,629 shareholders of record. We do not pay cash dividends on our common stock and we retain earnings for use in our business. Although we review our dividend policy periodically, we cannot assure you that our review will cause us to pay any dividends in the future. Further, our revolving credit facility requires us to maintain specified leverage and fixed-charge ratios that may limit the amount of dividends that we can pay.

ITEM 6. Selected Financial Data

Information with respect to this item may be found in the section captioned “Five-Year Summary of Selected Financial Data” on page F-42 below.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements in this Annual Report about anticipated financial results and growth, as well as about the development of our products and markets, are forward-looking statements that are based on our current plans and assumptions. Important information about the bases for these plans and assumptions and factors that may cause our actual results to differ materially from these statements is contained below and in Item 1A. “Risk Factors” of this report.

Unless otherwise indicated, all references to a year reflect our fiscal year that ends on September 30.

Executive Overview

In 2004, we focused on and achieved a significant turnaround in profitability. In 2005, we focused on increasing revenue and profitability and achieved year-over-year revenue growth of 9% and improved our profitability. In 2006, we continued to focus on increasing revenue and profitability and achieved 19% year-over-year revenue growth. Our operating income for 2006 was $71.7 million compared to $85.8 million in 2005, and net income for 2006 was $60.9 million, or $0.54 per diluted share, compared to $83.6 million, or $0.75 per diluted share, in 2005. We adopted SFAS No. 123(R), Share-Based Payment, (SFAS 123(R)) in the fourth quarter of 2005 and, therefore, our operating results for 2005 do not include the cost of stock-based compensation for the first nine months. Excluding the impact of adopting SFAS 123(R), our profitability in 2006 would have been higher than in 2005 and was higher than we had planned.

In 2006, we reported total revenue of $854.9 million, up 19% from 2005, including total license revenue of $263.5 million, up 26% from 2005. Our results reflect continued acceleration in organic revenue growth and contribution from our acquired businesses. We delivered increased Desktop Solutions revenue, record Enterprise Solutions revenue, and significant operating leverage.

We believe our operating results in 2006 reflect successful execution of our strategic initiatives, which focused on improving our product and service offerings, our distribution model, our strategic account relationships, our competitive position and our marketing programs and increased technology spending by our customers, particularly in North America. We believe our strategic initiatives have created three key competitive differentiators: our product development system capabilities, our single platform architecture, and an understanding of our customers’ product development challenges, which we believe are causing customers to adopt our solutions. In particular, we believe our strategy to offer a product development system with fully integrated solutions on a common architecture provides us with a significant competitive advantage and is a major factor in our increased sales of Pro/ENGINEER and Windchill.

Our operating expenses increased in 2006 primarily due to our adoption of SFAS 123(R) in the fourth quarter of 2005 and the acquisitions we have completed in the past two years. Our operating expenses in 2006 reflected $40.5 million of stock-based compensation expense (including $2.3 million resulting from our completed review of historical stock option grants) compared to $15.5 million of such expense in 2005, as well as $14.0 million of amortization of acquired intangible assets and in-process research and development charges compared to aggregate charges of $4.9 million for those items in 2005. Our operating expenses also increased in 2006 and 2005 due to additional expenditures we made to support our revenue growth and the addition of operating expenses from our strategic acquisitions.

Acquisitions

A significant element of our growth strategy is to acquire strategic technologies that expand our solution. Our acquisitions of Arbortext, Mathsoft and, most recently, ITEDO are good examples of this strategy. Our acquisition of Arbortext enabled us to offer technical publications solutions that facilitate timely, accurate and product-specific technical publications. Likewise, Mathsoft enabled us to offer the Mathcad engineering calculation software solution as part of our product suite. In addition, these acquisitions also provide us entry into vertical markets we previously have not served, including the life sciences, publishing, government and financial services markets. ITEDO, a provider of software solutions for creating and maintaining technical illustrations, acquired in the first quarter of 2007, will enable us to offer a 2-D technical illustration solution as part of our technical publications solution.

The Arbortext and Mathsoft businesses contributed to our planned growth in 2006 and we expect them to contribute to our growth in the future, particularly now that our product integrations of these solutions are largely complete.

In addition to our acquisitions of Arbortext, Mathsoft and ITEDO, we have made a number of other strategic acquisitions since the third quarter of 2004 that add to and expand elements of our solutions. Each of our acquisitions has helped us to extend our product development system, which we consider to be a significant competitive advantage for us. You can find more information about these acquisitions under the subheading “Acquisitions” of Item 1. “Business” section of this Annual Report, which begins on page 2.

Stock Option Grant Review

In the fourth quarter of 2006, we announced that we had commenced a review of our historic stock option grant practices under the supervision of our Audit Committee. We completed our review in November 2006. Our review did not identify any stock option grants that involved the intentional selection of an earlier effective date in order to grant options with a more favorable exercise price. Our review did identify some stock option grants for which the financial accounting measurement dates differed from the stated grant dates. These errors, related primarily to fiscal 2002 and prior periods, were not material to our reported results for prior and current periods and did not require restatement of those results. To correct the prior-period errors identified, we recorded a stock-based compensation charge of $2.3 million in the fourth quarter of 2006. This charge was included in the stock-based compensation amounts for 2006.

Market Opportunities

We believe demand for our traditional CAD/CAM/CAE solutions will continue to grow modestly and that the broader PLM market continues to present an opportunity for greater growth. We believe the overall market for PLM solutions is evolving as manufacturers seek to improve their total product development processes instead of focusing on individual productivity in engineering or manufacturing. These product development processes have become increasingly complex as companies develop and manufacture products across geographic and corporate boundaries (a trend referred to as “global product development”).

We also believe there is a growing opportunity in the small and medium-size business market as these manufacturers migrate from two-dimensional design tools to entry-level three-dimensional design tools. We believe these smaller manufacturers have a need for and will invest in enterprise solutions over the next several years.

Finally, we entered the ECM market as the result of our acquisition of Arbortext in the fourth quarter of 2005. We believe potential for significant growth exists in the portion of the ECM market that Arbortext addressed as a stand-alone solution. We also believe we have an incremental opportunity to sell our Windchill-based content management solutions into vertical markets beyond our core manufacturing base as a result of the recent combination of Windchill-based Arbortext Content Manager, Arbortext Editor and Arbortext Publishing Engine into an end-to-end dynamic publishing solution.

Fiscal Year 2007 Strategies and Risks

In support of our goal to increase revenue and earnings in 2007, we plan to continue to:

•	improve our product and service offerings;

•	maintain and grow revenue from our traditional vertical market segments;

•	leverage and optimize our distribution model, including, when appropriate, making measured increases to our direct sales force, reseller channel and services organization while continuing our efforts to increase sales productivity and services profitability;

•	enhance our relationships with strategic accounts;

•	focus on increasing revenue in the Asia-Pacific market;

•	make additional strategic investments in solutions for vertical market segments outside our traditional market segments, including those serviced by newly acquired companies, as demand for our products dictates; and

•	pursue corporate development opportunities, including mergers and acquisitions and strategic partnerships.

Our success will depend on, among other factors, our ability to:

•	encourage our customers to expand their product development technology infrastructure to a more robust PLM product development system in order to further their global product development initiatives;

•	differentiate our products and services from those of our competitors to effectively pursue opportunities within the small and medium-size business market as well as with strategic, larger accounts;

•	optimize our sales and services coverage and productivity through, among other means, effective use and management of our internal resources in combination with our resellers and other strategic partners and appropriate investment in our distribution channel;

•	manage the development and enhancement of our expanding product line using our geographically dispersed development resources; and

•	integrate newly acquired businesses into our operations and execute future corporate development initiatives while remaining focused on organic growth opportunities, including penetration of strategic vertical markets.

We discuss additional factors affecting our revenue and operating results under Item 1A. “Risk Factors” of this Annual Report.

Results of Operations

Overview

The following is a summary of our results of operations for the last three years, which includes the results of operations of companies we acquired beginning on their acquisition date and increased stock-based compensation expense beginning in the fourth quarter of 2005 following our adoption of SFAS 123(R) at the beginning of that quarter. A detailed discussion of these results follows the table below:

	2006	Percent Change		2005	Percent Change		2004
	(Dollar amounts in millions)
Total revenue	$854.9	19	%(1)	$720.7	9	%(1)	$660.0
Total costs and expenses	783.2	23	%(2)	634.9	2	%(2)	622.6

Operating income	71.7	(16)%		85.8	129%		37.4
Other income (expense), net	3.7			5.5			(0.4)

Income before income taxes	75.4			91.3			37.0
Provision for income taxes	14.5			7.7			2.2

Net income	$60.9	(27)%		$83.6	140%		$34.8

(1)	On a consistent foreign currency basis from the prior period, total revenue increased 21% from 2005 to 2006 and increased 7% from 2004 to 2005.
(2)	On a consistent foreign currency basis from the prior period, total costs and expenses increased 25% from 2005 to 2006 and were flat from 2004 to 2005.

Revenue for 2006, 2005 and 2004 reflects the following:

•	License revenue of $263.5 million in 2006, $209.7 million in 2005 and $198.9 million in 2004; and

•	Service revenue of $591.4 million in 2006, $511.0 million in 2005 and $461.1 million in 2004.

Revenue by product category for 2006, 2005 and 2004 reflects the following:

•	Enterprise Solutions revenue of $293.5 million in 2006, $217.6 million in 2005 and $179.3 million in 2004; and

•	Desktop Solutions revenue of $561.4 million in 2006, $503.1 million in 2005 and $480.7 million in 2004.

Total costs and expenses reflect increases in our operating cost structure from acquisitions and from measured increases to support our revenue growth, as well as the following:

•	Stock-based compensation expense of $40.5 million in 2006, $15.5 million in 2005 and $0.4 million in 2004;

•	Restructuring and other charges (credits) of $5.9 million in 2006, $(1.3) million in 2005 and $42.9 million in 2004;

•	Amortization expense related to intangible assets of $11.9 million in 2006, $4.2 million in 2005 and $8.2 million in 2004; and

•	In-process research and development charges of $2.1 million in 2006, $0.7 million in 2005 and none in 2004.

The provision for income taxes in 2006, 2005 and 2004 is net of tax benefits totaling $6.1 million, $12.1 million and $18.9 million, respectively. The 2006 and 2004 benefits resulted from favorable resolutions of tax audits with the Internal Revenue Service in the U.S. The 2005 benefit resulted from favorable resolutions of tax audits in a non-US jurisdiction.

Net income was $60.9 million in 2006, $83.6 million in 2005 and $34.8 million in 2004, reflecting improved operating margin contributions from increased revenue year over year, offset by the impact of the items discussed above.

The following table shows certain consolidated financial data as a percentage of our total revenue for the last three years:

	Year ended September 30,
	2006	2005	2004
Revenue:
License	31%	29%	30%
Service	69	71	70

Total revenue	100	100	100

Costs and expenses:
Cost of license revenue	1	1	1
Cost of service revenue	30	28	26
Sales and marketing	32	34	34
Research and development	17	16	16
General and administrative	9	9	9
Amortization of acquired intangible assets	1	—	1
In-process research and development	—	—	—
Restructuring and other charges (credits)	1	—	7

Total costs and expenses	91	88	94

Operating income	9	12	6
Interest income	—	1	—
Other expense, net	—	—	(1)

Income before income taxes	9	13	5
Provision for income taxes	2	1	—

Net income	7%	12%	5%

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

Through the end of the third quarter of 2005, half of Pro/INTRALINK revenue was allocated to Desktop Solutions and half was allocated to Enterprise Solutions. As a result of the new, Windchill-based technology configuration of Pro/INTRALINK 8.0, beginning as of the fourth quarter of 2005, all Pro/INTRALINK revenue is classified as Enterprise Solutions.

Total Revenue

The following table illustrates trends from 2004 to 2006 in our software license and service revenues, as well as by product category and geography:

	2006	Percent Change		2005	Percent Change		2004
	(Dollar amounts in millions)
License revenue	$263.5	26%		$209.7	5%		$198.9
Service revenue:
Maintenance revenue	371.1	8%		342.6	6%		323.4
Consulting and training service revenue	220.3	31%		168.4	22%		137.7

Total service revenue	591.4	16%		511.0	11%		461.1

Total revenue	$854.9	19	%(1)	$720.7	9	%(1)	$660.0

Revenue by product category:
Enterprise Solutions revenue	$293.5	35%		$217.6	21%		$179.3
Desktop Solutions revenue	561.4	12%		503.1	5%		480.7
Revenue by geography:
North America	$360.6	33%		$272.0	17%		$232.9
Europe	287.5	13	%(2)	254.2	6	%(2)	240.2
Asia-Pacific	206.8	6	%(3)	194.5	4	%(3)	186.9

(1)	On a consistent foreign currency basis from the prior period, total revenue increased 21% in 2006 compared to 2005 and increased 7% in 2005 compared to 2004.
(2)	On a consistent foreign currency basis from the prior period, total revenue in Europe increased 17% in 2006 compared to 2005 and increased 1% in 2005 compared to 2004.
(3)	On a consistent foreign currency basis from the prior period, total revenue in Asia-Pacific increased 10% in 2006 compared to 2005 and increased 2% in 2005 compared to 2004.

In 2006 and 2005, we had year-over-year revenue growth in both Desktop Solutions and Enterprise Solutions. We attribute this growth to execution of our strategic initiatives, an increase in the number of new seats sold in both product categories, and increased technology spending by our customers, particularly in North America. The revenue growth reflects both organic growth of our Enterprise Solutions and Desktop Solutions and revenue from the recently acquired Arbortext and Mathsoft businesses. Historically, Arbortext generated revenue of approximately $40 million for the twelve months ended June 30, 2005 and Mathsoft generated revenue of approximately $20 million for the twelve months ended March 31, 2006 prior to our acquisitions of those businesses. The Arbortext and Mathsoft businesses have been included in our results of operations since their acquisition dates (Arbortext on July 19, 2005 and Mathsoft on April 28, 2006). Accordingly, 2005 results do not include Mathsoft and include Arbortext only for the fourth quarter; 2006 results include Mathsoft for approximately 5 months (since April 29, 2006).

License Revenue. License revenue accounted for 31%, 29% and 30% of total revenue in 2006, 2005 and 2004, respectively. The growth in license revenue in 2006 compared to 2005 was primarily due to organic growth in both Enterprise Solutions and Desktop Solutions (including contributions from our reseller channel) and contributions from Arbortext and, beginning in the third quarter of 2006, Mathsoft.

Maintenance Revenue. Maintenance revenue represented 43%, 48% and 49% of total revenues in 2006, 2005 and 2004, respectively. Maintenance revenue increased in both 2006 and 2005 versus the comparable prior year periods, but the percentage that maintenance revenue constitutes of total revenue has declined as a result of faster growth of our consulting and training revenue and, in 2006, license revenue.

Consulting and Training Revenue. Consulting and training service revenue, which has a lower gross profit margin than license and maintenance revenue, accounted for 26%, 23% and 21% of total revenue in 2006, 2005 and 2004, respectively. Growth in consulting and training services revenue is attributable to increased use by our customer base of our consulting and training services, including our expanding suite of computer-based training products as well as contributions from acquired businesses. As we have increased our service revenue, we have focused on improving our consulting and training service profit margins by improving consulting staff utilization and growing revenue from higher-margin sources such as computer-based training products.

Revenue from Individual Customers. We enter into customer contracts that may result in revenue being recognized over multiple reporting periods. Accordingly, revenue recognized in a current period may be attributable to contracts entered into during the current period or in prior periods. License and/or consulting and training service revenue of $1 million or more recognized from individual customers in a single quarter during the fiscal year was $141.7 million, $85.1 million and $77.0 million in 2006, 2005 and 2004, respectively. This increase is attributable to a significant increase in the number of customers that spent over $1 million during each quarter in 2006 compared to 2005. While our customers may not continue to spend at these levels in future periods, we believe this increase is the result of a shift in customer priorities toward PLM solutions relative to other IT spending initiatives, our improved ability to provide broader solutions to our customers, and improvements in our competitive position due to our system architecture and product development process knowledge.

Revenue by Geography. We derived 58%, 62% and 65% of our total revenue from sales to customers outside of North America in 2006, 2005 and 2004, respectively. Total revenue growth in North America was primarily due to organic growth and contributions from the recently acquired Arbortext and Mathsoft businesses, whose revenues were concentrated in that region. We believe the improvements in our 2006 and 2005 revenue in North America are attributable to implementation of our strategic initiatives and also indicate that the economy in that region, where the manufacturing sector and related technology spending had been weak, has improved since 2004.

Our European revenue in 2006 reflects improvement in sales and services performance in strategic accounts in that region. The increase in European revenue in 2006 compared to 2005 was due primarily to strong performance in Enterprise Solutions, including growth in license, consulting and training service and maintenance revenue. We also experienced growth in Desktop Solutions, particularly license and consulting and training service revenue. The increase in European revenue in 2005 compared to 2004 was due primarily to the favorable impact of foreign currency exchange rates.

Revenue performance in Asia-Pacific for 2006 compared to 2005 reflected a 34% increase in revenue in the Pacific Rim sub-region, offset by a 14% decrease in revenue in the Japan sub-region. We believe that the growth in the Pacific Rim reflects improved market opportunity and better execution after strategic and organizational changes we made in that region earlier in 2006. We believe the revenue decreases in Japan were partially attributable to market dynamics and partially attributable to our operational execution problems. We have recently made organizational and strategic changes in Japan and believe these changes will help improve our results there. Revenue performance in Asia-Pacific in 2005 compared to 2004 reflected a 12% increase in revenues in the Pacific Rim, partially offset by a 1% decrease in revenues in Japan, which experienced a decline in license revenue from large deals, partially offset by an increase in consulting and training service revenue. We believe the Asia-Pacific region, particularly China, continues to present an important growth opportunity because global manufacturing companies have continued to invest in that region and the market in that region for both our Desktop Solutions and Enterprise Solutions is relatively unsaturated.

Revenue from Our Reseller Channel. We have been building and diversifying our reseller channel to become less dependent on a small number of resellers and to provide the resources necessary for more effective distribution of our products. Although we typically receive lower revenue per seat for an indirect sale versus a direct sale, we believe that using diverse and geographically dispersed resellers that focus on smaller businesses provides an efficient and cost effective means to reach these customers and allows our direct sales force to focus on larger sales opportunities. Total sales from our reseller channel, which are primarily for our Desktop Solutions, were $171.5 million (20% of total revenue) in 2006, $138.6 million (19% of total revenue) in 2005 and $135.9 million (21% of total revenue) in 2004. We attribute the revenue increase in our reseller channel to our efforts to expand our reseller channel, to the success of Pro/ENGINEER Wildfire among small and medium-size businesses as Pro/ENGINEER Wildfire has become increasingly competitive in this market, both relative to our historic offerings as well as to competitive offerings in this market segment, and to sales of recently acquired Arbortext and Mathsoft products. In each year, we continued to experience growth in our reseller channel revenue in North America and Europe and, in 2006, we also experienced strong growth in our reseller channel in Asia-Pacific. We attribute the improvement in our Asia-Pacific reseller channel performance in 2006 to organizational and infrastructure changes we made in that region in the first half of the year.

Enterprise Solutions Revenue

The following table illustrates trends from 2004 to 2006 in our Enterprise Solutions software license revenue and service revenue:

	2006	Percent Change	2005	Percent Change	2004
	(Dollar amounts in millions)
Enterprise Solutions:
License revenue	$96.6	36%	$71.1	19%	$59.6
Service revenue:
Maintenance revenue	68.3	21%	56.3	19%	47.4
Consulting and training service revenue	128.6	43%	90.2	25%	72.3

Total service revenue	196.9	34%	146.5	22%	119.7

Total revenue	$293.5	35%	$217.6	21%	$179.3

Total revenue from our Enterprise Solutions software and related services was 34%, 30% and 27% of our total revenue in 2006, 2005 and 2004, respectively.

The increases in Enterprise Solutions revenue in 2006 and 2005 compared to the prior year reflect:

•	organic growth, which reflects our success in marketing incremental adoption of our solutions in accordance with our product development system adoption roadmap, which provides customers with a suggested approach for purchasing and implementing our solutions in stages;

•	more wide-spread adoption of our solutions by both our existing and new customers, which we believe is a result of customer recognition of the benefits of our broad set of capabilities delivered on a single system architecture;

•	revenue contribution from the Arbortext business; and

•	the 2005 launch of Pro/INTRALINK 8.0.

The launch of Pro/INTRALINK 8.0 increased revenue in three ways. First, through the end of the third quarter of 2005, half of Pro/INTRALINK revenue was allocated to Desktop Solutions and half was allocated to Enterprise Solutions. As a result of the new, Windchill-based technology configuration of Pro/INTRALINK 8.0, beginning as of the fourth quarter of 2005, all Pro/INTRALINK revenue is classified as Enterprise Solutions. Second, we have announced that our earlier versions of Pro/INTRALINK will be maintained only through mid-2008. Accordingly, customers will be migrating from their current versions of Pro/INTRALINK to Pro/INTRALINK 8.0 through that date, which we expect will increase our consulting and training service revenue but not our license revenue. Third, the fact that Pro/INTRALINK 8.0 is based on Windchill makes it easier for customers to adopt Windchill throughout their organization by enabling customers to manage their Pro/ENGINEER data on a Windchill platform. We believe Pro/INTRALINK 8.0 incorporates significant enhancements to our product development system and will increase customer adoption of Windchill.

License Revenue. Enterprise Solutions license revenue grew 36% and 19% in 2006 and 2005, respectively, compared to the prior year. The increase in Enterprise Solutions license revenue in 2006 as compared to 2005 was primarily attributable to organic growth as well as to sales of our Arbortext products. The number of new Windchill seats sold in both 2006 and 2005 increased as compared to the prior year periods, which we believe reflects our success in marketing incremental adoption of our solutions, as well as our improved competitive position.

Maintenance Revenue. Increases in our Enterprise Solutions maintenance revenue in each year were due primarily to an increase in the number of new users of our Enterprise Solutions as new customers were added and existing customers expanded their implementations to additional users.

Consulting and Training Service Revenue. Increases in our Enterprise Solutions consulting and training service revenue from 2005 to 2006 were due to planned growth in services capacity to address increased customer demand for process and implementation consulting services, as well as the addition of Arbortext, which had a significant services business for its publishing solutions. Consulting and training service revenue in 2004 was adversely affected by our reduced services delivery capacity due to our 2004 headcount reductions.

Market Opportunity. We believe small and medium-size businesses represent an important revenue growth opportunity for our Enterprise Solutions in the future. Accordingly, we are expanding our distribution of PLM solutions by offering qualified resellers the ability to sell our Windchill Link solutions as well as related services. In addition, we now offer on demand versions of several Windchill Link solutions that help minimize customers’ cost of ownership and reduce implementation time. The revenue contribution from these initiatives is growing but was not material in 2006, 2005 or 2004.

Desktop Solutions Revenue

The following table illustrates trends from 2004 to 2006 in our Desktop Solutions software license revenue and service revenue:

	2006	Percent Change	2005	Percent Change	2004
	(Dollar amounts in millions)
Desktop Solutions:
License revenue	$166.9	20%	$138.6	(1)%	$139.3
Service revenue:
Maintenance revenue	302.8	6%	286.3	4%	276.0
Consulting and training service revenue	91.7	17%	78.2	20%	65.4

Total service revenue	394.5	8%	364.5	7%	341.4

Total revenue	$561.4	12%	$503.1	5%	$480.7

Total revenue from our Desktop Solutions and related services was 66%, 70% and 73% of our total revenue in 2006, 2005 and 2004, respectively. The increase in Desktop Solutions revenue in 2006 as compared to 2005 was due primarily to increases in sales of our entry-level package of Pro/ENGINEER and sales of related modules and package upgrades throughout our customer base, as well as to sales of products from the recently acquired Arbortext and Mathsoft businesses. This growth was partially offset by a slight decline in revenue from our high-end package of Pro/ENGINEER, particularly in Japan. We believe our decision to offer Pro/ENGINEER packages with differing price points and functionality will continue to contribute to adoption of these solutions. We designed these packages to address our customers’ purchasing patterns and to better compete in the small- and medium-size business segment of our market. Our Desktop Solutions are now more competitive with lower-end modeling tools on the market that are known for ease of use, but still maintain the functionality for which Pro/ENGINEER is known. Additionally, we are focusing on ensuring that our Desktop Solutions continue to address the evolving needs of our customers. In the second quarter of 2006, we released our latest version of Pro/ENGINEER (Wildfire 3.0), which includes enhancements in personal and process productivity and quality.

License Revenue. The increase in Desktop Solutions license revenue in 2006 compared to 2005 was due primarily to organic growth, primarily from higher sales of our entry-level package of Pro/ENGINEER and related modules and package upgrades, and to the revenue contribution from Arbortext and Mathsoft products. The total number of new Pro/ENGINEER seats added during 2006 increased 8% compared to the number of new seats added in 2005. The year-over-year decline in license revenue in 2005 was primarily due to lower revenue from high-end packages in 2005, particularly from large deals in Japan in 2004 not replicated in 2005. Despite lower revenue from high-end packages in 2005 compared to 2004, sales of our low-end and mid-range packages within our installed base and to new customers increased during that period and the total number of new Pro/ENGINEER seats added during 2005 increased 12% compared to new seats added in 2004.

Maintenance Revenue. The increase in our Desktop Solutions maintenance revenue in 2006 and 2005 was due in part to revenue contributions from our acquired businesses, particularly Arbortext, and increases in the maintenance revenue per seat due to the configuration of seats under maintenance.

Consulting and Training Service Revenue. The increase in Desktop Solutions consulting and training service revenue in 2006 compared to 2005 and 2005 compared to 2004 is due to the increase in the number of new seats sold in these years versus the prior years as well as from higher revenue from sales of consulting services and training packages, including computer-based training products, which help our customers improve user proficiency and engineering productivity.

Market Opportunity. Despite improvements over the past year, Desktop Solutions revenue growth continues to be adversely affected by the relative maturity and saturation of the North American and European CAD/CAM/CAE markets, the difficulty associated with displacing incumbent product design systems in the discrete manufacturing computer-aided design market, and increased competition and price pressure from products offering more limited functionality at lower cost. We believe the Asia-Pacific region continues to present an opportunity for growth because the market is relatively unsaturated, the number of mechanical engineers is growing, and companies are continuing to migrate from two-dimensional to three-dimensional design tools. We expect that recent organizational and infrastructure changes we have made in that region will result in higher revenue growth in Asia-Pacific over time.

Costs and Expenses

Over the past several years, we have made significant investments necessary to transform our business from providing a single line of technical software with a largely direct distribution model, supplemented by a small number of channel partners, to providing integrated product development system solutions with an expanded channel and partner-involved distribution model. As part of this process:

•	we implemented a significant restructuring plan to reduce our cost structure, which we completed in the fourth quarter of 2004; and

•	we broadened our product development system product offerings through a series of eight acquisitions completed and substantially integrated since the third quarter of 2004.

All cost and expense categories from 2004 to 2006 have been impacted by our restructuring actions and acquisitions. The following table illustrates trends from 2004 to 2006 in our costs and expenses:

	2006	Percent Change	2005	Percent Change	2004
	(Dollar amounts in millions)
Costs and Expenses
Cost of license revenue	$12.2	45%	$8.4	3%	$8.2
Cost of service revenue	257.4	29%	199.8	15%	173.9
Sales and marketing	274.3	13%	243.8	8%	226.1
Research and development	147.3	25%	118.3	10%	108.0
General and administrative	77.9	22%	63.6	9%	58.3
Amortization of acquired intangible assets	6.1	271%	1.6	(68)%	5.2
In-process research and development	2.1	188%	0.7	100%	—
Restructuring and other charges (credits)	5.9		(1.3)	(103)%	42.9

Total costs and expenses	$783.2	23%*	$634.9	2%*	$622.6

*	On a consistent foreign currency basis from the prior period, total costs and expenses increased 25% from 2005 to 2006 and were flat from 2004 to 2005.

Effective July 3, 2005, we adopted SFAS 123(R), Share-Based Payment. Accordingly, for the full year of 2006 and the three months ended September 30, 2005, stock-based compensation was accounted for under SFAS 123(R), which requires the expensing of the fair value of stock-based awards in our consolidated statements of operations, while for the nine months ended July 2, 2005 and for 2004, stock-based compensation was accounted for under APB No. 25, Accounting for Stock Issued to Employees, which required only the expensing of the intrinsic value of stock-based awards. In addition, in the fourth quarter of 2006, we announced that we had commenced a review of our historic stock option grant practices under the supervision of the Audit Committee of our Board of Directors. We completed our review in November 2006. Based on the results of our review, we recorded a stock-based compensation charge of $2.3 million in the fourth quarter of 2006 to correct the prior-period errors identified.

The amounts in the table above include the following amounts for stock-based compensation expense from our stock-based awards, our stock option grant practice review and the stock option exchange we completed in 2005.

	Year ended September 30,
	2006	2005	2004
	(in millions)
Cost of license revenue	$0.1	$0.1	$—
Cost of service revenue	7.7	2.6	—
Sales and marketing	11.1	5.1	—
Research and development	9.0	3.8	0.4
General and administrative	12.6	3.9	—

Total stock-based compensation expense	$40.5	$15.5	$0.4

Total Costs and Expenses

2006 compared to 2005. Total costs and expenses increased to $783.2 million in 2006, compared to $634.9 million in 2005. Headcount increased to 4,309 at the end of 2006 from 3,751 at the end of 2005. Our increase in costs and expenses, including headcount, was primarily due to the following:

•	planned spending to support revenue growth, including increasing our services delivery capacity and higher sales commission expense;

•	increased stock-based compensation expense due to the adoption of SFAS 123(R) in the fourth quarter of 2005;

•	six acquisitions completed since the second half of 2005 that added operating costs and increased headcount by an aggregate of over 400 employees; and

•	a restructuring charge recorded in the third quarter of 2006 relating to certain actions we took to reduce operating costs.

2005 compared to 2004. Total costs and expenses increased to $634.9 million in 2005, compared to $622.6 million in 2004. Headcount increased to 3,751 at the end of 2005 from 3,042 at the end of 2004. Our increase in costs and expenses, including headcount, was primarily due to the following:

•	making measured increases in our sales organization by adding direct sales representatives to support our strategic accounts and by adding other personnel to support our indirect distribution channel;

•	adding services delivery capacity to address customer demand;

•	adopting SFAS 123(R) and revising our stock-based compensation program;

•	completing three acquisitions in the second half of 2005 that added operating costs and increased headcount by over 250 employees;

•	investing in research and development programs aimed at adding vertical functionality to our products; and

•	investing in strategic corporate development initiatives and in ongoing Sarbanes-Oxley compliance work in the general and administrative area.

Cost of License Revenue

Our cost of license revenue consists of fixed and variable costs associated with reproducing and distributing software and documentation as well as royalties paid to third parties for technology embedded in or licensed with our software products. Cost of license revenue as a percentage of license revenue was 5% for 2006 and 4% for 2005 and 2004. The increase in cost of license revenue in 2006 compared to 2005 is due primarily to higher amortization of purchased software of approximately $3.1 million attributable to acquisitions completed since the second half of 2005. Cost of license revenue as a percent of license revenue can vary depending on product mix sold and the effect of fixed and variable royalties and the level of amortization of acquired software intangible assets.

Cost of Service Revenue

Our cost of service revenue includes costs associated with training, customer support and consulting personnel, such as salaries and related costs; third-party subcontractor fees; costs associated with the release of maintenance updates (including related royalty costs); and facility costs. Cost of service revenue as a percentage of service revenue was 44% in 2006, 39% in 2005 and 38% in 2004. Service margins can vary based on the product mix sold in the period. Services margins in 2006 were lower than in 2005 primarily due to the change in accounting for stock-based compensation described above, a higher percentage of consulting and training services revenue (which has a lower margin than maintenance revenue) relative to total service revenue, and lower than expected revenue performance in the Asia-Pacific region, particularly in Japan. Service-related employee headcount increased 27% and 28% at the end of 2006 and 2005, each compared to the prior year. At the end of 2006, 2005 and 2004, services headcount was 1,291, 1,019 and 797, respectively. Total salaries, commissions, benefits and travel costs were higher by an aggregate of approximately $41.7 million and $14.0 million in 2006 and 2005, respectively, compared to the prior year (including $5.1 million and $2.6 million in 2006 and 2005, respectively, related to the change in accounting for stock-based compensation described above). These costs were higher due to planned increases, including by acquisition, in our services delivery capacity and higher commissions due to the increase in service revenue. In 2005, these increases were partially offset by reductions in employee benefit costs, primarily medical and costs related to employees on expatriate assignments. The cost of third-party consulting services was $14.7 million and $8.2 million higher in 2006 and 2005, respectively, compared to the prior year periods, due to the use of such services in support of increases in consulting and training services revenue. Royalty costs were $0.2 million lower and $3.5 million higher in 2006 and 2005, respectively, compared to the prior year. The higher costs in 2006 and 2005 relative to 2004 were due primarily to a $5.0 million one-time benefit recorded in 2004 as a result of a contract renegotiation finalized in 2004.

Sales and Marketing

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. Sales and marketing expenses as a percentage of total revenue were 32% in 2006 and 34% in both 2005 and 2004. Total sales and marketing employee headcount increased 5% and 15% at the end of 2006 and 2005, respectively, compared to the prior year. At the end of 2006, 2005 and 2004, sales and marketing headcount was 1,145, 1,087 and 945, respectively. Total salaries, commissions, benefits and travel costs were higher by an aggregate of approximately $29.2 million and $23.4 million in 2006 and 2005, respectively, compared to the prior year (including $6.0 million and $5.1 million in 2006 and 2005, respectively, related to the change in accounting for stock-based compensation described above). Sales and marketing costs were higher in 2006 and 2005 due to planned increases, including by acquisition, in headcount and higher commissions, due primarily to increased license and service revenue and, in 2005, changes to our commission structure. In addition, marketing program costs were $1.4 million and $2.7 million higher in 2006 and 2005, respectively, compared to the prior year due to an increase in our marketing activities. The cost increases in 2005 were partially offset by lower costs related to fewer employees on expatriate assignments and a $5.0 million decrease in depreciation, rent, telephone and office support costs due to facility closures and consolidations.

Research and Development

Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Major research and development activities include developing new releases of our software that work together in a more integrated fashion and that include functionality enhancements desired by our customers. We released Pro/ENGINEER Wildfire 3.0 in March 2006 and released Windchill 8.0 in the third quarter of 2005, including the launch of Pro/INTRALINK 8.0. Research and development expenses as a percentage of total revenue were 17% in 2006 and 16% in both 2005 and 2004. Research and development headcount increased 16% and 28% at the end of 2006 and 2005, respectively, compared to the prior year. At the end of 2006, 2005 and 2004, research and development headcount was 1,437, 1,242 and 971, respectively. Total salaries, benefits and travel costs were higher in 2006 and 2005 compared to the prior year by an aggregate of approximately $24.2 million and $11.2 million, respectively (including $5.2 million and $3.4 million in 2006 and 2005, respectively, related to the change in accounting for stock-based compensation described above). In addition, the cost of third-party development services was higher by $1.2 million and $3.0 million in 2006 and 2005, respectively, compared to the prior year.

General and Administrative

Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources, legal and administrative functions, as well as bad debt expense. General and administrative expenses also include costs associated with outside professional services, including accounting and legal fees. General and administrative expenses as a percentage of total revenue were 9% in 2006, 2005 and 2004. General and administrative headcount increased by 9% and 23% at the end of 2006 and 2005, respectively, compared to the prior year. At the end of 2006, 2005 and 2004, general and administrative headcount was 420, 385 and 314, respectively. Total salaries, benefits and travel costs were higher in 2006 and 2005 compared to the prior year by an aggregate of approximately $12.6 million and $6.9 million, respectively (including $8.7 million and $3.9 million for 2006 and 2005, respectively, related to the change in accounting for stock-based compensation described above). Our general and administrative expenses in 2006 also included a $2.3 million charge related to our settlement agreement with Rand, a former distributor of our products. The cost of outside professional services decreased by $1.6 million in 2006 compared to an increase of $3.5 million in 2005 over the comparable prior year. The higher outside professional service fees in 2005 compared to 2006 and 2004 were primarily related to corporate development initiatives and our initial year of reporting on internal control over financial reporting. The cost increases in 2005 were partially offset by a $4.1 million reduction in depreciation, rent, office support and insurance costs and a $1.5 million decrease in bad debt expense. Bad debt expense in 2006, 2005 and 2004 was $1.5 million, $1.6 million and $3.1 million, respectively. We attribute the decrease in bad debt expense in 2006 and 2005 over 2004 to improved credit risk management, improved economic conditions, and the maturity of our reseller channel.

Amortization of Acquired Intangible Assets

The amortization of acquired intangible assets line item on our statement of operations reflects the amortization of non-product related intangible assets from acquisitions. Amortization of these acquisition-related intangible assets, which totaled $6.1 million, $1.6 million and $5.2 million in 2006, 2005 and 2004, respectively, primarily includes the amortization of customer-related intangibles. The increases in 2006 compared to 2005 were due to amortization of intangible assets resulting from our six acquisitions completed in the second half of 2005 and the first nine months of 2006. The decrease in 2005 compared to 2004 was due to certain intangible assets being fully amortized in 2004, partially offset by amortization of intangible assets resulting from our acquisitions in 2004 and 2005. We expect amortization of non-product related intangible assets from our completed acquisitions to total approximately $6.9 million in 2007.

Our acquisition of Mathsoft in the third quarter of 2006 resulted in an increase in acquired intangible assets of $25.6 million and goodwill of $42.0 million. Acquired intangible assets consisted of $13.9 million of customer relationship intangibles, $10.3 million of purchased software, and $1.4 million of trademarks and distributor networks, each of which are being amortized over estimated useful lives of 7 to 10 years, 5 years and 5 years, respectively.

Our acquisitions of DENC AG and substantially all of the assets of Cadtrain, Inc. in the first quarter of 2006 resulted in $4.3 million of goodwill and $5.9 million of other acquired intangible assets, primarily comprised of customer relationship intangibles, which are being amortized over a weighted average of 8.3 years.

Our acquisition of Arbortext in the fourth quarter of 2005 resulted in an increase in acquired intangible assets of $46.6 million and goodwill of $151.6 million. Acquired intangible assets consisted of $35.3 million of customer relationship intangibles, $10.5 million of purchased software and $0.8 million of trademarks, each of which are being amortized over estimated useful lives of 10 years, 3 to 5 years and 5 years, respectively.

Our acquisitions of Polyplan Technologies, Inc. and Aptavis Technologies Corporation in the third quarter of 2005 resulted in an increase in goodwill of $5.6 million and acquired intangible assets of $3.3 million, primarily comprised of purchased software, which is being amortized over 3 years.

Our acquisition of OHIO Design Automation, Inc. in the third quarter of 2004 resulted in an increase in acquired intangible assets of $3.4 million and goodwill of $7.0 million. Acquired intangible assets consisted of $1.8 million of customer lists and $1.6 million of purchased software, which are being amortized over estimated useful lives of 5 years and 3 years, respectively.

In-process Research and Development

In the third quarter of 2006, we recorded a charge of $2.1 million for in-process research and development in connection with our acquisition of Mathsoft related to a project under development, for which technological feasibility had not yet been established at the acquisition date and for which there was no alternative future use. The value of the purchased in-process research and development was determined using the residual income approach, which discounts expected future cash flows from projects under development to their net present value. This development project is expected to be completed by the first quarter of 2007, and the expected cost to complete was approximately $0.8 million at the acquisition date.

In the fourth quarter of 2005, we recorded a charge of $0.7 million for in-process research and development related to two Arbortext projects under development, for which technological feasibility had not yet been established at the acquisition date and for which there was no alternative future use. The value of the purchased in-process research and development was determined using the residual income approach, which discounts expected future cash flows from projects under development to their net present value. The expected cost to complete was approximately $2 million as of the acquisition date. These development projects were completed in 2006, as expected.

Restructuring and Other Charges (Credits)

In 2006, 2005 and 2004, we recorded restructuring and other charges (credits) of $5.9 million, $(1.3) million and $42.9 million, respectively, primarily associated with reductions in workforce and excess facility obligations to reduce our cost structure and to improve profitability. During those same periods, we made cash payments related to restructuring and other charges (including payments relating to restructuring and other charges recorded prior to 2004) of $15.2 million, $10.8 million and $40.6 million, respectively. Amounts not yet paid at September 30, 2006 relating to restructuring and other charges taken during the current and all prior periods were $22.4 million and primarily relate to excess facility obligations to be paid out through 2014. Of the total amount accrued at September 30, 2006, we expect to make cash disbursements within the next twelve months of approximately $8 million for restructuring charges incurred in 2006 and prior periods.

In the third quarter of 2006, we recorded a net restructuring charge of $5.9 million. The net restructuring charge included $7.4 million of severance and related costs associated with the termination of 91 employees in the third quarter of 2006, partially offset by a credit of $1.5 million primarily related to a plan to reoccupy a portion of our headquarters facility that was previously vacated and had been included in restructuring costs in prior periods. The headquarters space was available for sublease and was being marketed, but is being reoccupied due to space requirements related to our acquisition of Mathsoft. As of September 30, 2006, substantially all of our remaining excess headquarters space had been sublet.

In the fourth quarter of 2005, we recorded a net credit to restructuring and other charges of $1.3 million. The restructuring credit includes a $3.0 million credit for changes in our estimated liabilities for facilities that we vacated, offset by $1.7 million of severance and termination costs related to nine employees terminated during the period. The $3.0 million credit was due primarily to reoccupying, in the fourth quarter of 2005, a portion of our headquarters facility that was previously vacated and included in restructuring costs in a prior period. The space was available for sublease and was being marketed, but was reoccupied due to space requirements related to our three acquisitions completed in 2005 and general business growth.

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

Interest Income

Interest income relates to earnings on the investment of our available cash balances and totaled $5.4 million, $6.9 million, and $3.5 million in 2006, 2005 and 2004, respectively. Interest income was lower in 2006 as compared to 2005 primarily due to lower average cash balances as a result of acquisitions completed in the second half of 2005 and the first nine months of 2006. The increase in 2005 compared to 2004 was related primarily to higher average cash balances and interest rates.

Other Expense, Net

Other expense, net includes costs of hedging contracts, certain realized and unrealized foreign currency transaction gains or losses, charges incurred in connection with financing customer contracts, write-downs of investments and foreign exchange gains or losses resulting from the required period-end currency remeasurement of the assets and liabilities of our subsidiaries that use the U.S. dollar as their functional currency. A large portion of our revenue and expenses is transacted in foreign currencies. To reduce our exposure to fluctuations in foreign exchange rates, we engage in hedging transactions involving the use of foreign currency forward contracts, primarily in Western European and Asian currencies. Other expense, net totaled $1.7 million, $1.4 million and $3.9 million 2006, 2005 and 2004, respectively. The decrease in other expense, net in 2005 compared to 2004 was due primarily to lower charges in connection with financing customer contracts, which were $0.8 million in 2005 and $2.1 million in 2004.

Income Taxes

Our income tax provision has fluctuated significantly in terms of amount and rate in each of the past three years, due primarily to the impact of discrete events, such as settlements of tax audits, which created one-time income tax benefits. Our effective tax rate was 19% on pre-tax income of $75.4 million in 2006, 8% on pre-tax income of $91.3 million in 2005, and 6% on pre-tax income of $37.0 million in 2004. In 2006, our effective tax rate of 19% was lower than the statutory federal income tax rate of 35% due primarily to a $6.1 million benefit recorded upon settlement of prior year tax audits in the U.S. (discussed below) as well as our use of net operating loss carryforwards (NOLs) to offset our 2006 U.S. taxable income, which reduced the valuation allowance we had previously recorded against those NOLs. In 2005, our effective tax rate of 8% was lower than the 35% statutory federal income tax rate due primarily to a tax benefit of $12.1 million arising from a reduction of our tax liabilities upon favorable resolution of tax audits in a foreign jurisdiction; the benefit of foreign taxes paid at a net effective tax rate lower than that in the U.S.; and the benefit from the reversal of $4.1 million of valuation allowances in certain foreign jurisdictions due to their consistent profitability. In 2004, our effective tax rate of 6% was lower than the statutory federal income tax rate of 35% due primarily to an $18.9 million tax benefit related to a U.S. federal income tax refund (discussed below), offset by U.S. taxable losses for the year that could not be benefited as well as incremental taxes payable in certain foreign jurisdictions.

In 2002, we recorded a full valuation allowance to completely reserve against our deferred tax assets (which consist primarily of operating loss carryforwards) due to the uncertainty of their realization. As of the end of the of 2006, 2005 and 2004, a full valuation allowance was still recorded against remaining deferred tax assets in the U.S., primarily related to operating loss carryforwards, and certain foreign jurisdictions. While we have realized consolidated operating profits over the past three years and last several quarters, we have only recently begun to show consistent profitability in the U.S., and as recently as the fourth quarter of 2005, our U.S. legal entities incurred a taxable loss, principally due to the tax expense associated with the grant and vesting of restricted stock units and our employee stock option exchange. Accordingly, we have not yet concluded that realization of all of our deferred tax assets in the future is more likely than not.

Although we concluded that the full valuation allowance was still required on the U.S. net deferred tax assets as of the end of 2006, we anticipate that it may be appropriate to reverse some or all of our U.S. valuation allowance of $109 million sometime during 2007 if our financial performance continues to improve. If and when we conclude that realization of our deferred tax assets is more likely than not, we would record a reduction to our U.S. valuation allowance that will decrease our tax provision and increase net income, reduce goodwill, and/or increase additional paid-in capital in the period such determination is made. At the time of the reversal of the U.S. valuation allowance, we would record a non-cash income tax benefit, which would result in a significant one-time benefit to our net income during the period in which it is recorded. Once we reverse the U.S. valuation allowance, we will return to recording a full income tax provision for U.S. profit in our statement of operations. Therefore, our effective tax rate on pre-tax income is likely to increase. However, until our net operating loss carryforwards are fully utilized over the next several years, we will continue to receive a cash benefit from the use of net operating loss carryforwards as future cash tax payments would be reduced.

In the normal course of business, PTC and its subsidiaries are examined by various taxing authorities, including the Internal Revenue Service (IRS) in the United States. In connection with one such audit in the third quarter of 2006, we reached final agreement with the IRS and made federal income tax payments totaling $9.5 million for liabilities arising from our income tax returns for fiscal years 2001 and 2002. As a result of this final agreement and the tax payments made being less than the accrued income taxes that we had recorded for those years, we recorded an income tax benefit in the third quarter of 2006 of $6.1 million. In 2005, we recorded tax benefits of $12.1 million arising from the reduction of our tax liabilities upon the favorable resolution of foreign jurisdiction tax audits. In fiscal 2004, the IRS concluded its examination of our income tax returns for fiscal years 1998 through 2000, resulting in a tax refund, including interest, to us of $39.5 million. We received notice of the refund amount in the fourth quarter of 2004, and we received the refund in the first quarter of 2005. The refund resulted in a nonrecurring tax benefit of $18.9 million in 2004.

Our future effective tax rate may be materially impacted by the amount of income taxes associated with our earnings outside the U.S. which are taxed at rates different from the U.S. federal statutory rate, as well as the timing and extent of the realization of deferred tax assets and changes in the tax law. Further, our tax rate may fluctuate within a fiscal year, including from quarter to quarter, due to items arising from discrete events, including settlements of tax audits and assessments, the resolution or identification of tax position uncertainties, and acquisitions of other companies.

Critical Accounting Policies and Estimates

We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our reported revenues, results from operations, and net income, as well as on the value of certain assets and liabilities on our balance sheet. These estimates, assumptions and judgments about future events and their effects on our results cannot be determined with certainty, and are made based on our historical experience and on other assumptions that we believe to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time.

While there are a number of accounting policies, methods and estimates affecting our financial statements described in Note A of Notes to Consolidated Financial Statements, the areas that are our most important critical accounting policies and estimates are described below and include:

•	revenue recognition;

•	valuation of assets and liabilities of business combinations;

•	valuation of goodwill and acquired intangible assets;

•	accounting for income taxes;

•	accounting for pensions;

•	accounting for stock-based compensation;

•	allowance for accounts and other receivables; and

•	restructuring charges.

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

We derive revenues from three primary sources: (1) software licenses, (2) maintenance services and (3) consulting and training services. Revenue by type for 2006, 2005 and 2004 was as follows:

	Year ended September 30,
	2006	2005	2004
	(in thousands)
License revenue	$263,460	$209,717	$198,860
Maintenance services revenue	371,077	342,569	323,420
Consulting and training services revenue	220,381	168,433	137,749

Total revenue	$854,918	$720,719	$660,029

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

Our software is distributed primarily through our direct sales force. In addition, we have an indirect distribution channel through alliances with resellers and, for our Mathsoft products, with distributors. Approximately 20% of our total revenue in 2006 was generated from our indirect distributor channel. Revenue arrangements with resellers are recognized on a sell-through basis; that is, when we receive persuasive evidence that the reseller has sold the products to an end-user customer. We do not offer contractual rights of return, stock balancing, or price protection to our resellers, and actual product returns from them have been insignificant to date. As a result, we do not maintain reserves for reseller product returns and related allowances. In contrast, revenue arrangements with distributors of our Mathsoft products have a contractual right to exchange product and are recognized on a sell-in basis; that is, when we ship the products to the distributor. As of September 30, 2006, the value of product inventory held by distributors and the accrual that we have recorded for estimated product returns were not material.

At the time of each sale transaction, we must make an assessment of the collectibility of the amount due from the customer. Revenue is only recognized at that time if management deems that collection is probable. In making this assessment, we consider customer credit-worthiness and historical payment experience. At that same time, we assess whether fees are fixed or determinable and free of contingencies or significant uncertainties. If the fee is not fixed or determinable, revenue is recognized only as payments become due from the customer, provided that all other revenue recognition criteria are met. In assessing whether the fee is fixed or determinable, we consider the payment terms of the transaction, including transactions with payment terms that extend beyond twelve months, and our collection experience in similar transactions without making concessions, among other factors. Our software license arrangements generally do not include customer acceptance provisions. However, if an arrangement includes an acceptance provision, we record revenue only upon the earlier of (1) receipt of written acceptance from the customer or (2) expiration of the acceptance period.

Our software arrangements often include implementation and consulting services that are sold separately under consulting engagement contracts or as part of the software license arrangement. When we determine that such services are not essential to the functionality of the licensed software and qualify as “service transactions” under SOP 97-2, we record revenue separately for the license and service elements of these arrangements. Generally, we consider that a service is not essential to the functionality of the software based on various factors, including if the services may be provided by independent third parties experienced in providing such consulting and implementation in coordination with dedicated customer personnel. If an arrangement does not qualify for separate accounting of the license and service elements, then license revenue is recognized together with the consulting services using either the percentage-of-completion or completed-contract method of contract accounting. Contract accounting is also applied to any software arrangements that include customer-specific acceptance criteria or where the license payment is tied to the performance of consulting services. Under the percentage-of-completion method, we estimate the stage of completion of contracts with fixed or “not to exceed” fees based on hours or costs incurred to date as compared with estimated total project hours or costs at completion. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized upon completion of the contract. When total cost estimates exceed revenues, we accrue for the estimated losses when identified. The use of the percentage-of-completion method of accounting requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in salaries and other costs. When adjustments in estimated contract costs are determined, such revisions may have the effect of adjusting, in the current period, the earnings applicable to performance in prior periods.

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

Our identifiable intangible assets acquired consist of developed technology, core technology, tradenames, customer lists and contracts, software support agreements and related relationships and consulting contracts. Developed technology consists of products that have reached technological feasibility. Core technology represents a combination of processes, inventions and trade secrets related to the design and development of acquired products. Customer lists and contracts and software support agreements and related relationships represent the underlying relationships and agreements with customers of the acquired company’s installed base. We have generally valued intangible assets using a discounted cash flow model. Critical estimates in valuing certain of the intangible assets include but are not limited to:

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

Net tangible assets consist of the fair values of tangible assets less the fair values of assumed liabilities and obligations. Except for deferred revenues and restructuring reserves, net tangible assets were generally valued by us at the respective carrying amounts recorded by the acquired company, as we believed that their carrying values approximated their fair values at the acquisition date.

The values assigned to deferred revenue reflect an amount equivalent to the estimated cost plus an appropriate profit margin to perform the services related to the acquired company’s software support contracts. Restructuring reserves include the severance costs related to employees of the acquired company, planned closure of certain facilities and other costs associated with exiting activities of the acquired company.

Our estimates of fair value are based upon assumptions believed to be reasonable at that time, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

Valuation of Goodwill and Acquired Intangible Assets

Our net goodwill and acquired intangible assets totaled $327.1 million and $258.8 million as of September 30, 2006 and 2005, respectively. As described in Note M of “Notes to Consolidated Financial Statements”, we have two reporting units: (1) our software products segment, and (2) our services segment. As of September 30, 2006 and 2005, goodwill and acquired intangible assets in the aggregate attributable to our software products segment was $300.9 million and $242.6 million, respectively, and attributable to our services segment was $26.2 million and $16.2 million, respectively. The increase in goodwill and acquired intangible assets in 2006 was due primarily to our acquisition of Mathsoft, which resulted in goodwill and acquired intangible assets of $67.6 million.

We assess the impairment of goodwill and other indefinite-lived intangible assets on at least an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Factors we consider important (on an overall company basis and reportable segment basis, as applicable) that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in our use of the acquired assets or a significant change in the strategy for our business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, or a reduction of our market capitalization relative to net book value.

The goodwill impairment test prescribed by SFAS 142, Goodwill and Other Intangible Assets, requires us to identify reporting units and to determine estimates of the fair values of our reporting units as of the date we test for impairment. To conduct these tests of goodwill, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeded its fair value, we would record an impairment loss equal to the difference between the carrying value of goodwill and its fair value. We estimate the fair values of our reporting units using discounted cash flow valuation models. Those models require estimates of future revenues, profits, capital expenditures, working capital and discount rates for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. We conduct our annual impairment test of goodwill and indefinite lived assets as of the end of the third quarter of each fiscal year. We completed our annual impairment review as of the end of the third quarter of 2006 and concluded that no impairment charge was required as of that date.

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

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to calculate our income tax expense based on taxable income by jurisdiction. There are many transactions and calculations about which the ultimate tax outcome is uncertain; as a result, our calculations involve estimates by management. Some of these uncertainties arise as a consequence of revenue-sharing, cost-reimbursement and transfer pricing arrangements among related entities and the differing tax treatment of revenue and cost items across various jurisdictions. If we were compelled to revise or to account differently for our arrangements, that revision could affect our tax liability.

The income tax accounting process also involves estimating our actual current tax liability, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that it is more likely than not that all or a portion of deferred tax assets will not be realized, we must establish a valuation allowance as a charge to income tax expense.

In 2002, we increased our deferred tax asset valuation allowance and recorded a corresponding $48.0 million charge to income tax expense. Since that time, we have maintained a full valuation allowance on net deferred tax assets in the U.S. and certain foreign jurisdictions, primarily related to net operating loss carryforwards. The decision to record and maintain the valuation allowance required significant management judgment. Had we not recorded and maintained this valuation allowance, we would have reported materially different results. Significant management judgment is required to determine when the realization of our deferred tax assets in the future is considered more likely than not. If and when we conclude that realization is more likely than not, we will record a reduction to our valuation allowance that will increase net income, reduce goodwill, and/or increase additional paid-in capital in the period such determination is made. While we have realized consolidated operating profits over the past three years and last several quarters, we have not yet concluded that realization of all of our deferred tax assets in the future in the U.S. and in certain foreign jurisdictions is more likely than not.

Net deferred tax assets at September 30, 2006 were $4.5 million, comprised of deferred tax assets of $178.9 million, partially offset by deferred tax liabilities of $40.1 million and a valuation allowance of $134.3 million.

Accounting for Pensions

We sponsor a frozen pension plan covering mostly inactive participants in the United States. We make several assumptions that are used in calculating the expense and liability of the plans. These key assumptions include the expected long-term rate of return on plan assets and the discount rate. In selecting the expected long-term rate of return on assets, we consider the average future rate of earnings expected on the funds invested or to be invested to provide for the benefits under the pension plan. This includes considering the plan’s asset allocations and the expected returns likely to be earned over the life of this plan. The discount rate reflects the estimated rate at which an amount that is invested in a portfolio of high-quality debt instruments would provide the future cash flows necessary to pay benefits when they come due. In addition, our actuarial consultants determine the expense and liabilities of the plan using other assumptions for future experience, such as mortality rates. The actuarial assumptions used by us may differ materially from actual results due to changing market and economic conditions or longer or shorter life spans of the participants. Our actual results could differ materially from those we estimated, which could require us to record a greater amount of pension expense in future years. In determining our pension cost for 2006 and 2005, we used a discount rate of 5.5% and 6.0%, respectively, and an expected return on plan assets of 7.5% for each year.

Certain of our foreign subsidiaries also sponsor pension plans. Accounting and reporting for these plans requires the use of country-specific assumptions for discount rates and expected rates of return on assets. We apply a consistent methodology in determining the key assumptions that, in addition to future experience assumptions such as mortality rates, are used by our actuaries to determine our liability and expense for each of these plans. For 2006 and 2005, we used weighted average discount rates of 5.0% and 4.9%, respectively, and a weighted average expected return on plan assets of 4.3% and 4.8%, respectively.

The most sensitive assumptions used in calculating the expense and liability of our pension plans are the discount rate and the expected return on plan assets. A 50 basis point change to our discount rate and expected return on plan assets assumptions would not have changed our pension expense for the year ended September 30, 2006 by more than $1.5 million. A 50 basis point decrease in our discount rate assumptions would increase our accumulated and projected benefit obligation as of September 30, 2006 by approximately $12 million.

Accounting for Stock-Based Compensation

We adopted SFAS 123(R) on July 3, 2005, effective with the beginning of our fourth quarter of 2005. SFAS 123(R) requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option pricing model. That cost is recognized as an expense over the period during which an employee is required to provide service in exchange for the award. Prior to the adoption of SFAS 123(R), we determined stock-based compensation in accordance with APB No. 25, Accounting for Stock Issued to Employees, which required only the expensing of the intrinsic value of stock-based awards. As substantially all of our stock options issued to employees had no intrinsic value at their date of grant, our recognized stock-based compensation expense was immaterial prior to adoption of SFAS 123(R).

We historically granted stock options to employees and offered employees the opportunity to purchase shares under our employee stock purchase plan. We did not grant any stock options during 2006 or 2005 and, in mid-2005, we suspended offerings under our employee stock purchase plan.

In connection with our adoption of SFAS 123(R), we altered our equity incentive program to use restricted shares and restricted stock units as our principal equity incentive awards. In 2006 and 2005, we granted shares of restricted stock to our directors and executive officers and granted restricted stock units to our employees. Our grants of shares of restricted stock and restricted stock units have either time-based vesting requirements or performance-based vesting requirements, some of which are then subject to subsequent time-based restrictions if the performance-based targets are achieved. Under SFAS 123(R), we determine the fair value of restricted shares and restricted stock units based on the excess of the fair market value of our common stock at the date of grant as compared to the exercise price, if any, of the award. In determining the amount of expense to be recorded for restricted shares and restricted stock units, judgment is required by us to estimate forfeitures of the awards and to assess the probability of achievement of performance-based award targets. If actual forfeitures or actual performance-based target achievement differs from our estimates, our results of operations could be impacted.

Allowance for Accounts and Other Receivables

Management judgment is required in assessing the collectibility of customer accounts and other receivables, for which we generally do not require collateral. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In determining the adequacy of the allowance for doubtful accounts, management specifically analyzes individual accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic conditions, accounts receivable aging trends and changes in our customer payment terms. Our customer base consists of large numbers of geographically diverse customers dispersed across many industries, and no individual customer comprised more than 10% of our net accounts receivable for any period presented. The following table summarizes our accounts receivable and related reserve balances at September 30, 2006 and 2005:

	September 30,
	2006	2005
	(Dollar amounts in thousands)
Gross accounts receivable	$185,908	$153,227
Allowances for doubtful accounts	(4,900)	(5,730)

Net accounts receivable	$181,008	$147,497

Accounts receivable reserves as a percentage of gross accounts receivable	2.6%	3.7%

If the financial condition of our customers were to deteriorate, additional allowances might be required, resulting in future operating expenses that are not included in the allowance for doubtful accounts. The allowance for doubtful accounts declined in 2006 compared to 2005 due to the write-off in 2006 of uncollectible receivables totaling $2.3 million, which exceeded the provision for bad debts required in 2006 of $1.5 million. The allowance for bad debts as a percentage of gross accounts receivable can vary depending on the level and timing of quarterly revenue as well as the timing of the resolution of specifically reserved doubtful accounts receivable, either via collection or write-off.

Restructuring Charges

We periodically record restructuring charges resulting from restructuring our operations (including consolidations and/or relocations of operations), changes to our strategic plan, or managerial responses to declines in demand, increasing costs, or other environmental factors. The determination of restructuring charges requires management judgment and may include costs related to employee benefits, such as costs of severance and termination benefits, and estimates of costs for future lease commitments on excess facilities, net of estimated future sublease income. In determining the amount of the facilities charge, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates are reviewed quarterly based on known real estate market conditions and the credit-worthiness of subtenants, and may result in revisions to established facility reserves. We have accrued $20.7 million as of September 30, 2006 related to excess facilities (compared to $29.7 million at September 30, 2005), representing gross lease commitments with agreements expiring at various dates through 2014 of approximately $47.5 million, net of committed and estimated sublease income of approximately $26.2 million and a present value factor of $0.6 million. We have entered into signed sublease arrangements for approximately $23.0 million, with the remaining $3.2 million based on future estimated sublease arrangements, including $2.4 million for space currently available for sublease. If our sublease assumptions prove to be inaccurate, we may need to make changes in these estimates that would affect our results of operations and potentially our financial condition.

Liquidity and Capital Resources

	September 30,
	2006	2005	2004
	(in thousands)
Cash and cash equivalents	$183,448	$204,423	$294,887

Activity for the year included the following:
Cash provided by operating activities	$65,164	$128,139	$101,336
Cash used by investing activities	(94,556)	(215,032)	(22,270)
Cash provided (used) by financing activities	6,544	(2,018)	9,712

Cash provided by operating activities included the following:
Cash disbursements for restructuring and other charges	(15,239)	(10,758)	(40,620)
Federal income tax (payments) refunds received	(10,488)	39,523	—
Cash used by investing activities included the following:
Cash paid to acquire businesses, net of cash acquired	(75,084)	(198,897)	(9,822)
Cash provided (used) by financing activities included the following:
Cash payments for stock option exchange	—	(12,733)	—

We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. The portfolio is invested in short-term instruments to ensure cash is available to meet requirements as needed.

Cash and cash equivalents

At September 30, 2006, cash and cash equivalents totaled $183.4 million, compared to $204.4 million at September 30, 2005 and $294.9 million at September 30, 2004. The decrease in cash and cash equivalents in 2006 was due primarily to acquisitions of businesses, which used cash of $75.1 million, and additions to property and equipment of $19.5 million, partially offset by $65.2 million of cash provided by operations and $7.8 million provided by net proceeds from the issuance of common stock under our employee stock plans. The decrease in cash and cash equivalents in 2005 was due primarily to acquisitions of businesses, which used cash of $198.9 million, payments for our employee stock option exchange totaling $12.7 million, and additions to property, equipment and intangible assets of $16.1 million, partially offset by $128.1 million of cash provided by operations and $10.2 million provided by net proceeds from the issuance of common stock under our employee stock plans.

Cash provided by operating activities

2006 compared to 2005

Cash provided by operating activities was $65.2 million in 2006, compared to $128.1 million in 2005. Cash provided by operating activities was lower primarily due to:

•	net federal income tax payments of $10.5 million in 2006 compared to receipt of a refund of $39.5 million in 2005; and

•	an increase in customer accounts receivable resulting from an increase in revenue and in the amount of accounts receivables for which customers have extended payment terms.

Despite the increase in customer accounts receivable, days sales outstanding were 67 days at September 30, 2006, compared to 68 days at September 30, 2005.

Our operating cash flow in 2006 was adversely impacted by the increase in the amount of extended payment terms we offered to customers during the year. We offer these terms to large customers with established payment and credit histories. The amount of financing increased due to an increase in large deals in 2006 for which we provided financing, particularly in the fourth quarter. We provided extended payment terms on transactions accounting for approximately $51 million of revenue in 2006, which was approximately twice the amount of similar transactions in 2005.

2005 compared to 2004

Cash provided by operating activities was $128.1 million in 2005, compared to $101.3 million in 2004. The higher cash provided by operating activities was due primarily to:

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

Cash used by investing activities

Cash used by investing activities was $94.6 million in 2006, $215.0 million in 2005 and $22.3 million in 2004. In 2006, 2005 and 2004, we had cash expenditures of $75.1 million, $198.9 million and $9.8 million, respectively, for business acquisitions, net of cash acquired. In 2006, we paid $64.4 million for the Mathsoft acquisition, $9.9 million for the DENC and Cadtrain acquisitions and $0.8 million related to the Arbortext acquisition. In 2005, we acquired Arbortext for $191.7 million, net of cash acquired. Cash used for additions to property, equipment and intangible assets was $19.5 million, $16.1 million and $12.4 million in 2006, 2005 and 2004, respectively. Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements.

Cash provided (used) by financing activities

Cash provided (used) by financing activities was $6.5 million in 2006, ($2.0) million in 2005 and $9.7 million in 2004. The decrease in 2005 compared to 2006 and 2004 was primarily due to payments of $12.7 million related to our stock option exchange described below. Cash proceeds from the issuance of our common stock under our stock plans were $7.8 million, $10.2 million and $9.7 million in 2006, 2005 and 2004, respectively. Proceeds from the issuance of common stock under our employee stock plans was lower in 2006 than in prior years due to the fact that, in connection with our adoption of SFAS 123(R), we indefinitely suspended offerings under our employee stock purchase plan (ESPP) and began to use restricted stock and restricted stock units, rather than stock options, as our primary forms of equity compensation. Cash provided by financing activities in 2006 was net of $0.9 million of costs incurred to obtain our revolving credit facility described below.

Credit Facility

On February 21, 2006, we entered into a multi-currency bank revolving credit facility. The credit facility consists of a $230 million revolving credit facility, which may be increased up to an additional $150 million if the existing or additional lenders are willing to make increased commitments. The credit facility expires on February 20, 2011, when all amounts will be due and payable in full. We expect to use the credit facility for general corporate purposes, including acquisitions of businesses. We have not borrowed any funds under the credit facility to date.

The credit facility limits our and our subsidiaries’ ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends and make other distributions; make investments and enter into joint ventures; dispose of assets; and engage in transactions with affiliates, except on an arms-length basis. Under the credit facility, we and our material domestic subsidiaries may not invest cash or property in, or loan cash to, our foreign subsidiaries in aggregate amounts exceeding $25 million for any purpose and an additional $50 million for acquisitions of businesses. In addition, under the credit facility, we and our subsidiaries must maintain specified leverage and fixed-charge ratios. Any failure to comply with the financial or operating covenants of the credit facility would not only prevent us from being able to borrow additional funds, but would constitute a default, resulting in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. We were in compliance with all financial and operating covenants of the credit facility as of September 30, 2006.

Reverse Stock Split

Effective on February 28, 2006, we implemented a reverse stock split pursuant to which every five shares of issued and outstanding common stock of PTC were automatically combined into two issued and outstanding shares of common stock without any change in the par value of such shares. Except for par values, all references in this Annual Report to the number of shares of common stock, restricted stock, restricted stock units and stock options and to such per share amounts have been restated to reflect this reverse stock split.

Stock Option Exchange

In 2005, we completed a stock option exchange. Employees holding approximately 7.3 million eligible stock options elected to participate in the Exchange. The aggregate amount of the cash payments made to employees in exchange for their eligible options was $12.7 million and was paid in 2005. Of this amount, $0.5 million was recorded as compensation expense and $12.2 million was recorded as a charge to additional paid-in capital in stockholders’ equity, in accordance with the provisions of SFAS 123(R).

Proceeds from Equity Issuances

The ESPP and exercise of employee stock options generated cash proceeds of $7.8 million, $10.2 million and $9.7 million in 2006, 2005 and 2004, respectively. In 2005, in connection with our adoption of SFAS 123(R), we changed our equity incentive program to award restricted stock and restricted stock units, which require fewer shares than stock options to deliver comparable value. The use of restricted shares and restricted stock units, coupled with suspension of the ESPP, has resulted in lower cash proceeds to us from sales of equity to our employees.

Share Repurchase Authorization

In September 1998, our Board of Directors authorized the repurchase of up to 8.0 million shares of our common stock and in July 2000 increased the shares authorized for repurchase to 16.0 million. We made no repurchases in 2006, 2005 or 2004. Since 1998, and through September 30, 2006, we repurchased, at a cost of $366.8 million, a total of 12.5 million shares of the 16.0 million shares authorized. Although we made no repurchases in 2006, 2005 or 2004, we periodically consider repurchasing shares. If we were to repurchase shares, it would reduce our cash balances.

Expectations for Fiscal 2007

We believe that existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements through at least the next twelve months.

During 2007, we expect to make cash disbursements estimated at $8 million for restructuring charges incurred in 2006 and prior periods and $2 million for costs associated with the execution of our acquisition integration plans. Capital expenditures for 2007 are currently anticipated to be approximately $20 million.

Although we expect positive operating cash flow in 2007, we expect our cash balance to decrease at the end of the first quarter, primarily due to our acquisition of ITEDO for an aggregate purchase price of approximately $17 million in cash and the payment of commissions and bonuses for 2006 during the quarter. On a seasonal basis, our cash balance is typically lowest in our first quarter.

We have evaluated, and expect to continue to evaluate, possible strategic transactions on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible strategic transactions. Our cash position could be reduced and we may incur debt obligations to the extent we complete any significant transactions.

Contractual Obligations

We lease office facilities and certain equipment under operating leases that expire at various dates through 2014, including an operating lease agreement related to our headquarters office in Needham, Massachusetts entered into in 2000, which expires in December 2012, subject to certain renewal rights. These leases qualify for operating lease accounting treatment and, as such, are not included on our balance sheet. At September 30, 2006, our contractual obligations, including future minimum lease payments, net of sublease income, under noncancellable operating leases, are as follows:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Capital lease obligations	$1.2	$0.5	$0.7	$—	$—
Operating leases (1)	145.5	37.4	56.3	33.5	18.3
Purchase obligations (2)	28.4	19.1	8.9	0.4	—
Pension liabilities (3)	45.3	0.2	8.0	3.9	33.2

Total	$220.4	$57.2	$73.9	$37.8	$51.5

(1)	The future minimum lease payments above include minimum future lease payments for excess facilities, net of estimated sublease income under existing sublease arrangements. See Note G of “Notes to Consolidated Financial Statements.”
(2)	Purchase obligations represent minimum commitments due to third parties, including royalty contracts, research and development contracts, telecommunication contracts, information technology maintenance contracts in support of internal-use software and hardware and other marketing and consulting contracts. Contracts for which our commitment is variable based on volumes, with no fixed minimum quantities, and contracts that can be cancelled without payment penalties have been excluded. The purchase obligations included above are in addition to accounts payable, accrued expenses and other liabilities recorded on our September 30, 2006 consolidated balance sheet.
(3)	These obligations relate to our U.S. and international pension plans. These liabilities are not subject to fixed payment terms. Payments have been estimated based on the plans’ current funded status and actuarial assumptions. Payment amounts in 2007 include our anticipated discretionary funding for an international plan. In addition, we may, at our discretion, make additional voluntary contributions to the plans. See Note L of “Notes to Consolidated Financial Statements” for further discussion.

As of September 30, 2006, we had letters of credit and bank guarantees outstanding of approximately $5.6 million, primarily related to the lease of our headquarters in Needham, Massachusetts.

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

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). For fiscal years ending after December 15, 2006, SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan), generally measured as the difference between plan assets at fair value and the projected benefit obligation, as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also generally requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. In addition, SFAS 158 requires disclosure in the notes to financial statements of additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. Upon initial application of SFAS 158 and subsequently, an employer should continue to apply the provisions in SFAS 87, 88 and 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost. As our significant defined benefit pension plans are frozen and the accumulated benefit obligation equals the projected benefit obligation, we have already recorded in other long-term liabilities and accumulated other comprehensive income the minimum pension liability. As such, we do not expect the adoption of SFAS 158 will have a material impact on our results of operations or financial position.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure relative to uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption encouraged. We will adopt FIN 48 in fiscal 2008. We are currently evaluating whether or not the adoption of FIN 48 will have a material effect on our consolidated financial position or results of operations.

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (SFAS 155). This standard permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; requires evaluation of interests in securitized financial assets; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This standard is effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. We do not believe that adoption of SFAS 155 will have a material effect on our financial position or results of operations.

Fair Value Measurements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (SFAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not believe the adoption of SFAS 157 in fiscal 2009 will have a material effect on our financial position or results of operations.

Quantifying Financial Statement Misstatements

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108) regarding the process of quantifying financial statement misstatements. SAB 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating materiality of a misstatement. The interpretations in SAB 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS 154, Accounting Changes and Error Corrections, for the correction of an error in financial statements. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We will adopt SAB 108 in fiscal 2007 and will determine the impact if a misstatement occurs.

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

Our non-U.S. revenues generally are transacted through our non-U.S. subsidiaries and typically are denominated in their local currency. In addition, our non-U.S. expenses that are incurred by our non-U.S. subsidiaries typically are denominated in their local currency. Approximately 58%, 62% and 65% of our total revenue was from sales to customers outside of North America in 2006, 2005 and 2004, respectively. Approximately 42%, 45% and 45% of our total expenses were incurred by our subsidiaries domiciled outside of North America in 2006, 2005 and 2004, respectively.

Our exposure to foreign currency exchange rate fluctuations arises in part from intercompany transactions, with most intercompany transactions occurring between a U.S. dollar functional currency entity and a foreign currency denominated entity. Intercompany transactions typically are denominated in the local currency of the non-U.S. subsidiary in order to centralize foreign currency risk. Also, both PTC (the parent company) and our non-U.S. subsidiaries may transact business with our customers and vendors in a currency other than their functional currency (transaction risk). In addition, we are exposed to foreign exchange rate fluctuations as the financial results and balances of our non-U.S. subsidiaries are translated into U.S. dollars (translation risk). If sales to customers outside of the United States increase, our exposure to fluctuations in currency exchange rates could increase.

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

Generally, we do not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized immediately in earnings. Because we enter into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Gains and losses on forward contracts and foreign denominated receivables and payables are included in other income (expense), net. As of September 30, 2006 and 2005, we had outstanding forward contracts with notional amounts equivalent to approximately $94.8 million ($32.6 million in Euros, $27.8 million in British Pounds, $20.7 million in Japanese Yen, $5.4 million in Korean Won and $8.3 million in other currencies) and $56.7 million ($18.3 million in Euros, $15.5 million in British Pounds, $6.5 million in Japanese Yen, $5.0 million in Korean Won and $11.4 million in other currencies), respectively.

We periodically use foreign currency option contracts to hedge specific forecasted net cash flow transactions that are derived from anticipated non-U.S. revenue. Foreign currency option contracts are designated as cash flow hedges for accounting purposes and changes in the fair value of the option contract are deferred in accumulated other comprehensive income and reclassified into earnings when the underlying forecasted transaction impacts earnings. As of September 30, 2006 and 2005, there were no foreign currency option contracts outstanding.

Cash and cash equivalents

As of September 30, 2006, cash equivalents were invested in highly liquid investments with maturities of three months or less when purchased. We invest our cash with highly rated financial institutions in North America, Europe and Asia-Pacific and in diversified domestic and international money market mutual funds. At September 30, 2006, we had $70.3 million, $75.3 million, $27.1 million and $10.7 million of cash and cash equivalents in the United States, Europe, Japan and other non-U.S. countries, principally in Asia-Pacific, respectively. Given the short maturities and investment grade quality of the portfolio holdings at September 30, 2006, a hypothetical 10% change in interest rates would not materially affect the fair value of our cash and cash equivalents.

Our invested cash is subject to interest rate and, for non-U.S. operations, foreign currency risk. In a declining interest rate environment, we would experience a decrease in interest income. The opposite holds true in a rising interest rate environment. Over the past several years, the U.S. Federal Reserve Board, European Central Bank and Bank of England have changed certain benchmark interest rates, which have led to declines and increases in market interest rates. These changes in market interest rates have resulted in fluctuations in interest income earned on our cash and cash equivalents. Interest income will continue to fluctuate based on changes in market interest rates and levels of cash available for investment. Our consolidated cash balances were impacted favorably in 2006 and unfavorably in 2005 by the strengthening and weakening, respectively, of foreign currencies relative to the U.S. dollar, particularly with respect to the Euro and the Japanese Yen.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2006 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management excluded Mathsoft Corporate Holdings, Inc. (Mathsoft) from its assessment of internal control over financial reporting as of September 30, 2006 because it was acquired by us in a purchase business combination during the third quarter of 2006. Mathsoft is a wholly owned subsidiary whose total assets and total revenues each represented less than 2% of our related consolidated financial statement amounts as of and for the year ended September 30, 2006.

Based on this assessment and those criteria, our management concluded that, as of September 30, 2006, our internal control over financial reporting was effective.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Information with respect to our directors and executive officers, including the qualifications of certain members of the Audit Committee of our Board of Directors, may be found in the sections captioned “Proposal 1: Elect Two Directors,” “Who Are Our Directors,” “The Committees of the Board,” “Certain Relationships and Transactions” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in our 2007 Proxy Statement. We incorporate that information into this Item 10 by reference.

Our executive officers are:

Name	Age	Position
C. Richard Harrison	51	Chief Executive Officer and President
Barry F. Cohen	62	Executive Vice President, Strategic Services and Partners
Paul J. Cunningham	44	Executive Vice President, Worldwide Sales
Anthony DiBona	51	Executive Vice President, Global Maintenance Support
James E. Heppelmann	42	Executive Vice President and Chief Product Officer
Cornelius F. Moses	48	Executive Vice President and Chief Financial Officer
Aaron C. von Staats	40	Senior Vice President, General Counsel and Clerk

Mr. Harrison has been Chief Executive Officer and President of PTC since March 2000. Prior to that, Mr. Harrison served as President and Chief Operating Officer since August 1994.

Mr. Cohen has been Executive Vice President, Strategic Services and Partners since August 2002. Prior to that, Mr. Cohen served as Executive Vice President, Marketing and Human Resources from December 2000 to July 2002.

Mr. Cunningham has been Executive Vice President, Worldwide Sales since October 2002. Prior to that, Mr. Cunningham served as Executive Vice President, Americas Sales from July 2000 to September 2002.

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

ITEM 11. Executive Compensation

Information with respect to executive compensation may be found under the headings captioned “How We Compensate Our Directors” and “Information About Executive Compensation” appearing in our 2007 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership may be found under the heading captioned “Information About PTC Common Stock Ownership” of our 2007 Proxy Statement. Such information is incorporated herein by reference.

Information with respect to our equity compensation plans may be found under the heading captioned “Equity Compensation Plans” of our 2007 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

Information with respect to this item may be found under the heading “Information About Certain Insider Relationships” appearing in our 2007 Proxy Statement. Such information is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

Information with respect to this item may be found under the heading “Information About Our Independent Registered Public Accounting Firm” appearing in our 2007 Proxy Statement. Such information is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of Form 10-K

1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2006 and 2005	F-1
	Consolidated Statements of Operations for the years ended September 30, 2006, 2005 and 2004	F-2
	Consolidated Statements of Cash Flows for the years ended September 30, 2006, 2005 and 2004	F-3
	Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2006, 2005 and 2004	F-4
	Consolidated Statements of Comprehensive Income for the years ended September 30, 2006, 2005 and 2004	F-4
	Notes to Consolidated Financial Statements	F-5
	Report of Independent Registered Public Accounting Firm	F-40

2.	Financial Statement Schedules
Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3.	Exhibits
The list of exhibits in the Exhibit Index is incorporated herein by reference.

(b) Exhibits

We hereby file the exhibits listed in the attached Exhibit Index.

(c) Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of December, 2006.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below, on the 14th day of December, 2006.

Signature	Title

(i) Principal Executive Officer:

/s/ C. RICHARD HARRISON C. Richard Harrison	Chief Executive Officer and President

(ii) Principal Financial and Accounting Officer:

/s/ CORNELIUS F. MOSES, III Cornelius F. Moses, III	Executive Vice President and Chief Financial Officer

(iii) Board of Directors:

/s/ NOEL G. POSTERNAK Noel G. Posternak	Chairman of the Board of Directors

/s/ C. RICHARD HARRISON C. Richard Harrison	Director

/s/ ROBERT N. GOLDMAN Robert N. Goldman	Director

/s/ DONALD K. GRIERSON Donald K. Grierson	Director

/s/ OSCAR B. MARX, III Oscar B. Marx, III	Director

/s/ JOSEPH M. O’DONNELL Joseph M. O’Donnell	Director

/s/ MICHAEL E. PORTER Michael E. Porter	Director

EXHIBIT INDEX

Exhibit Number		Exhibit
3.1(a)	—	Restated Articles of Organization of Parametric Technology Corporation adopted February 4, 1993 (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1996 (File No. 0-18059) and incorporated herein by reference).

3.1(b)	—	Articles of Amendment to Restated Articles of Organization adopted February 9, 1996 (filed as Exhibit 4.1(b) to our Registration Statement on Form S-8 (Registration No. 333-01297) and incorporated herein by reference).

3.1(c)	—	Articles of Amendment to Restated Articles of Organization adopted February 13, 1997 (filed as Exhibit 4.1(b) to our Registration Statement on Form S-8 (Registration No. 333-22169) and incorporated herein by reference).

3.1(d)	—	Articles of Amendment to Restated Articles of Organization adopted February 10, 2000 (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000 (File No. 0-18059) and incorporated herein by reference).

3.1(e)	—	Certificate of Vote of Directors establishing Series A Junior Participating Preferred Stock (filed as Exhibit 3.1(e) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 0-18059) and incorporated herein by reference).

3.1(f)	—	Articles of Amendment to Restated Articles of Organization adopted February 28, 2006 (filed as Exhibit 3.1(f) to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2006 (File No. 0-18059) and incorporated herein by reference).

3.2	—	By-Laws, as amended and restated, of Parametric Technology Corporation (filed as Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 0-18059) and incorporated herein by reference).

4.1	—	Rights Agreement effective as of January 5, 2001 between Parametric Technology Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 0-18059) and incorporated herein by reference).

10.1.1*	—	Parametric Technology Corporation 2000 Equity Incentive Plan.

10.1.2*	—	Form of Restricted Stock Agreement (Non-Employee Director) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005 (Filed No. 0-18059) and incorporated herein by reference).

10.1.3*	—	Form of Restricted Stock Agreement (Employee) (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005 (Filed No. 0-18059) and incorporated herein by reference).

10.1.4	—	Form of Restricted Stock Unit Certificate (U.S.) (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005 (Filed No. 0-18059) and incorporated herein by reference).

10.1.5	—	Form of Restricted Stock Unit Certificate (Non-U.S.) (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005 (Filed No. 0-18059) and incorporated herein by reference).

10.1.6*	—	Form of Incentive Stock Option Certificate (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005 (Filed No. 0-18059) and incorporated herein by reference).

10.1.7*	—	Form of Nonstatutory Stock Option Certificate (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005 (Filed No. 0-18059) and incorporated herein by reference).

10.1.8*	—	Form of Stock Appreciation Right Certificate (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005 (Filed No. 0-18059) and incorporated herein by reference).

10.2*	—	Parametric Technology Corporation 1997 Incentive Stock Option Plan (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 0-18059) and incorporated herein by reference).

10.3*	—	Amendment to Parametric Technology Corporation 1997 Incentive Stock Option Plan (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 (File No. 0-18059) and incorporated herein by reference).

Exhibit Number
10.4	—	Parametric Technology Corporation 1997 Nonstatutory Stock Option Plan (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 0-18059) and incorporated herein by reference).

10.5*	—	Parametric Technology Corporation 1987 Incentive Stock Option Plan, as amended (filed as Exhibit 10.2 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1999 (File No. 0-18059) and incorporated herein by reference).

10.6*	—	Parametric Technology Corporation 1996 Directors Stock Option Plan, as amended (filed as Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1999 (File No. 0-18059) and incorporated herein by reference).

10.7*	—	Computervision Corporation 1992 Stock Option Plan as amended September 15, 1994, April 18, 1995 and December 5, 1996 (filed as Exhibit 10.3 to the Annual Report on Form 10-K of Computervision Corporation for the fiscal year ended December 31, 1996 (File No. 1-7760/0-20290) and incorporated herein by reference).

10.8*	—	Executive Agreement with C. Richard Harrison, Chief Executive Officer, dated August 29, 2006 (filed as Exhibit 10.1 to our Current Report on Form 8-K dated August 29, 2006 (File No. 0-18059) and incorporated herein by reference).

10.9*	—	Form of Executive Agreement entered into with each of Mr. Moses, Mr. Cohen, Mr. Cunningham, Mr. Heppelmann, Mr. DiBona, and Mr. von Staats. (filed as Exhibit 10.2 to our Current Report on Form 8-K dated August 29, 2006 (File No. 0-18059) and incorporated herein by reference).

10.10*	—	Amended and Restated Consulting Agreement with Michael E. Porter dated July 28, 2005 (filed as Exhibit 1.1 to our Current Report on Form 8-K filed on July 29, 2005 (File No. 0-18059) and incorporated herein by reference).

10.11.1*	—	PTC Executive Incentive Performance Plan (filed as Exhibit 10.22 to our Annual Report on Form 10-K for our fiscal year ended September 30, 2004 (File No. 0-18059) and incorporated herein by reference).

10.11.2*	—	Information regarding the Executive Incentive Plan for fiscal 2007 (incorporated by reference from Item 1.01 in our Current Report on Form 8-K dated November 3, 2006 (File No. 0-18059)).

10.12*	—	Director compensation information (incorporated by reference from Item 1.01 in our Current Report on Form 8-K dated March 1, 2006 (File No. 0-18059)).

10.13*	—	Compensatory arrangements with Executive Officers.

10.14	—	Lease dated December 14, 1999 by and between PTC and Boston Properties Limited Partnership (filed as Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 0-18059) and incorporated herein by reference).

10.15	—	Amended and Restated Lease Agreement dated as of January 1, 1995 between United Trust Fund Limited Partnership and Computervision Corporation (filed as Exhibit 10.20 to the Annual Report on Form 10-K of Computervision Corporation for the fiscal year ended December 31, 1995 (File No. 1-7760/0-20290) and incorporated herein by reference).

10.16	—	Credit Agreement dated February 21, 2006 by and among Parametric Technology Corporation, KeyBank National Association, Bank of America, N.A., Citizens Bank of Massachusetts, Sovereign Bank, Citicorp USA, Inc., JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2006 (File No 0-18059) and incorporated herein by reference).

21.1	—	Subsidiaries of Parametric Technology Corporation.

23.1	—	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

31.1	—	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a).

31.2	—	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a).

32**	—	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

*	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of PTC participates.
**	Indicates that the exhibit is being furnished with this report and is not filed as a part of it.

APPENDIX A

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$183,448	$204,423
Accounts receivable, net of allowance for doubtful accounts of $4,900 and $5,730 at September 30, 2006 and 2005, respectively	181,008	147,497
Prepaid expenses	20,495	21,875
Other current assets (Note A)	51,824	48,210
Deferred tax assets	1,341	1,722

Total current assets	438,116	423,727
Property and equipment, net	51,603	52,551
Goodwill	249,252	200,628
Acquired intangible assets, net	77,870	58,210
Deferred tax assets	3,205	2,422
Other assets	75,398	49,085

Total assets	$895,444	$786,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,793	$19,915
Accrued expenses and other current liabilities	46,444	43,753
Accrued compensation and benefits	72,632	67,517
Accrued income taxes	7,066	29,695
Deferred revenue (Note A)	197,769	183,882

Total current liabilities	346,704	344,762

Other liabilities (Notes B and L)	97,413	101,432
Deferred revenue (Note A)	13,228	16,585

Commitments and contingencies (Note G)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 111,880 and 110,030 shares issued and outstanding at September 30, 2006 and 2005, respectively	1,119	1,100
Additional paid-in capital	1,723,570	1,675,336
Accumulated deficit	(1,242,692)	(1,303,558)
Accumulated other comprehensive loss	(43,898)	(49,034)

Total stockholders’ equity	438,099	323,844

Total liabilities and stockholders’ equity	$895,444	$786,623

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended September 30,
	2006	2005	2004
Revenue:
License	$263,460	$209,717	$198,860
Service	591,458	511,002	461,169

Total revenue	854,918	720,719	660,029

Costs and expenses:
Cost of license revenue	12,218	8,444	8,234
Cost of service revenue	257,415	199,798	173,941
Sales and marketing	274,287	243,758	226,054
Research and development	147,338	118,267	107,992
General and administrative	77,813	63,605	58,264
Amortization of acquired intangible assets (Note E)	6,074	1,638	5,195
In-process research and development	2,100	730	—
Restructuring and other charges (credits) (Note B)	5,947	(1,307)	42,933

Total costs and expenses	783,192	634,933	622,613

Operating income	71,726	85,786	37,416
Interest income	5,443	6,878	3,484
Other expense, net	(1,744)	(1,352)	(3,861)

Income before income taxes	75,425	91,312	37,039
Provision for income taxes	14,559	7,720	2,226

Net income	$60,866	$83,592	$34,813

Earnings per share—Basic (Note A)	$0.55	$0.77	$0.33
Earnings per share—Diluted (Note A)	$0.54	$0.75	$0.32
Weighted average shares outstanding—Basic	109,849	108,536	107,082
Weighted average shares outstanding—Diluted	113,382	111,981	109,273

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended September 30,
	2006	2005	2004
Cash flows from operating activities:
Net income	$60,866	$83,592	$34,813
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	40,487	15,466	437
Depreciation and amortization	33,887	25,881	35,157
Provision for loss on accounts receivable	1,525	1,624	3,135
Write-down of investments	—	—	181
Provision for (benefit from) deferred income taxes	(402)	(5,989)	399
In-process research and development	2,100	730	—
Non-cash portion of restructuring and other charges, net	—	—	1,941
Other non-cash costs (credits), net	(64)	(266)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(15,657)	(10,313)	14,934
Accounts payable and accrued expenses	(10,450)	(13,355)	(5,240)
Accrued compensation and benefits	2,430	5,320	1,506
Deferred revenue	4,405	9,501	4,997
Accrued income taxes, net of income tax receivable	(21,811)	29,809	(6,319)
Other current assets and prepaid expenses	3,215	2,616	14,201
Other noncurrent assets (Note A)	(38,164)	(15,909)	(7,020)
Other noncurrent liabilities	2,797	(568)	8,214

Net cash provided by operating activities	65,164	128,139	101,336

Cash flows from investing activities:
Additions to property and equipment	(19,472)	(14,958)	(10,924)
Additions to other intangible assets	—	(1,177)	(1,524)
Acquisitions of businesses, net of cash acquired	(75,084)	(198,897)	(9,822)

Net cash used by investing activities	(94,556)	(215,032)	(22,270)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,831	10,162	9,712
Payments to employees for stock option exchange	—	(12,733)	—
Credit facility origination costs	(897)	—	—
Tax benefit from stock-based awards	52	1,117	—
Payments of capital lease obligations	(442)	(270)	—
Other	—	(294)	—

Net cash provided (used) by financing activities	6,544	(2,018)	9,712

Effect of exchange rate changes on cash and cash equivalents	1,873	(1,553)	797

Net (decrease) increase in cash and cash equivalents	(20,975)	(90,464)	89,575
Cash and cash equivalents, beginning of year	204,423	294,887	205,312

Cash and cash equivalents, end of year	$183,448	$204,423	$294,887

Supplemental disclosures of cash flow information:
Property and equipment acquired under capital leases	$260	$1,521	—

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 1, 2003	106,553	$1,066	$1,653,901	$(1,421,963)	$(37,846)	$195,158
Common stock issued for employee stock purchase and option plans	1,251	12	9,700	—	—	9,712
Compensation expense from restricted stock grants	—	—	437	—	—	437
Net income	—	—	—	34,813	—	34,813
Foreign currency translation adjustment	—	—	—	—	815	815
Unrealized loss on investments	—	—	—	—	(154)	(154)
Minimum pension liability adjustment	—	—	—	—	1,170	1,170

Balance as of September 30, 2004	107,804	1,078	1,664,038	(1,387,150)	(36,015)	241,951
Common stock issued for employee stock-based awards	2,370	24	10,138	—	—	10,162
Shares surrendered by employees to pay taxes related to stock-based awards	(144)	(2)	(2,321)	—	—	(2,323)
Stock option exchange for cash	—	—	(12,246)	—	—	(12,246)
Compensation expense from stock-based awards	—	—	14,977	—	—	14,977
Tax benefit realized from stock-based awards	—	—	750	—	—	750
Net income	—	—	—	83,592	—	83,592
Foreign currency translation adjustment	—	—	—	—	(2,395)	(2,395)
Unrealized gain on investments	—	—	—	—	1,030	1,030
Minimum pension liability adjustment	—	—	—	—	(11,654)	(11,654)

Balance as of September 30, 2005	110,030	1,100	1,675,336	(1,303,558)	(49,034)	323,844
Common stock issued for employee stock-based awards	1,850	19	7,812	—	—	7,831
Shares surrendered by employees to pay taxes related to stock-based awards	—	—	(117)	—	—	(117)
Compensation expense from stock-based awards	—	—	40,487	—	—	40,487
Tax benefit realized from stock-based awards	—	—	52	—	—	52
Net income	—	—	—	60,866	—	60,866
Foreign currency translation adjustment	—	—	—	—	688	688
Unrealized loss on investments	—	—	—	—	(443)	(443)
Minimum pension liability adjustment	—	—	—	—	4,891	4,891

Balance as of September 30, 2006	111,880	$1,119	$1,723,570	$(1,242,692)	$(43,898)	$438,099

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year ended September 30,
	2006	2005	2004
Comprehensive income:
Net income	$60,866	$83,592	$34,813

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0 for all periods	688	(2,395)	815
Unrealized gain (loss) on investment securities, net of tax of $0 for all periods	(443)	1,030	(154)
Minimum pension liability adjustment, net of tax of $0 for all periods	4,891	(11,654)	1,170

Other comprehensive income (loss)	5,136	(13,019)	1,831

Comprehensive income	$66,002	$70,573	$36,644

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Description of Business and Summary of Significant Accounting Policies

Business

Parametric Technology Corporation (PTC) was incorporated in 1985 and is headquartered in Needham, Massachusetts. PTC develops, markets and supports product lifecycle management (PLM) and enterprise content management (ECM) software solutions and related services that help companies improve their processes for developing physical and information products. Our solutions, which include a suite of mechanical computer-aided design and document authoring tools (our Desktop Solutions) and a range of Internet-based collaboration, content and process management, and publishing technologies (our Enterprise Solutions), enable companies to create digital product content as represented by product designs and component-based documents, collaborate globally on the development of content with cross-functional teams consisting of members within an organization and from the extended enterprise, control content and automate processes over the course of a product’s lifecycle, configure content to match products and services, and communicate relevant product information across the extended enterprise and to customers through multiple channels using dynamic publications. Our software solutions are complemented by our services and technical support organizations, as well as third-party resellers and other strategic partners, who provide training, consulting, ancillary product offerings, implementation and support to customers worldwide.

Basis of Presentation

Our fiscal year-end is September 30. The consolidated financial statements include Parametric Technology Corporation, the parent company, and its wholly owned subsidiaries, including those operating outside the U.S. All intercompany balances and transactions have been eliminated in the financial statements.

As described below, effective on February 28, 2006, we implemented a reverse stock split pursuant to which every five shares of issued and outstanding common stock of PTC were automatically combined into two issued and outstanding shares of common stock without any change in the par value of such shares. Except for par values, all references in these financial statements and notes to the number of shares of common stock, restricted stock, restricted stock units and stock options and to such per share amounts have been restated to reflect this reverse stock split.

We prepare our financial statements under generally accepted accounting principles that require management to make estimates and assumptions that affect the amounts reported and the related disclosures. Actual results could differ from these estimates.

Foreign Currency Translation

For our non-U.S. operations where the functional currency is the local currency, we translate assets and liabilities at exchange rates in effect at the balance sheet date and record translation adjustments in stockholders’ equity. As of September 30, 2006 and 2005, cumulative translation adjustment gains of $2.0 million and $1.3 million, respectively, were included in the accumulated other comprehensive income (loss) component of stockholders’ equity. For our non-U.S. operations where the U.S. dollar is the functional currency, we remeasure monetary assets and liabilities using exchange rates in effect at the balance sheet date and nonmonetary assets and liabilities at historical rates and record resulting exchange gains or losses in other expense, net in the statement of operations. We translate income statement amounts at average rates for the period. Transaction gains and losses are recorded in other expense, net in the statement of operations.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

We derive revenues from three primary sources: (1) software licenses, (2) maintenance services and (3) consulting and training services. Revenue by type for 2006, 2005 and 2004 was as follows:

	Year ended September 30,
	2006	2005	2004
	(in thousands)
License revenue	$263,460	$209,717	$198,860
Maintenance services revenue	371,077	342,569	323,420
Consulting and training services revenue	220,381	168,433	137,749

Total revenue	$854,918	$720,719	$660,029

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

Our software is distributed primarily through our direct sales force. In addition, we have an indirect distribution channel through alliances with resellers and, for our Mathsoft products, with distributors. Revenue arrangements with resellers are recognized on a sell-through basis; that is, when we receive persuasive evidence that the reseller has sold the products to an end-user customer. We do not offer contractual rights of return, stock balancing, or price protection to our resellers, and actual product returns from them have been insignificant to date. As a result, we do not maintain reserves for reseller product returns and related allowances. In contrast, revenue arrangements with distributors of our Mathsoft products have a contractual right to exchange product and are recognized on a sell-in basis; that is, when we ship the products to the distributor. As of September 30, 2006, the value of product inventory held by distributors and the accrual that we have recorded for estimated product returns were not material.

At the time of each sale transaction, we must make an assessment of the collectibility of the amount due from the customer. Revenue is only recognized at that time if management deems that collection is probable. In making this assessment, we consider customer credit-worthiness and historical payment experience. At that same time, we assess whether fees are fixed or determinable and free of contingencies or significant uncertainties. If the fee is not fixed or determinable, revenue is recognized only as payments become due from the customer, provided that all other revenue recognition criteria are met. In assessing whether the fee is fixed or determinable, we consider the payment terms of the transaction, including transactions with payment terms that extend beyond twelve months, and our collection experience in similar transactions without making concessions, among other factors. Our software license arrangements generally do not include customer acceptance provisions. However, if an arrangement includes an acceptance provision, we record revenue only upon the earlier of (1) receipt of written acceptance from the customer or (2) expiration of the acceptance period.

Our software arrangements often include implementation and consulting services that are sold separately under consulting engagement contracts or as part of the software license arrangement. When we determine that such services are not essential to the functionality of the licensed software and qualify as “service transactions” under SOP 97-2, we record revenue separately for the license and service elements of these arrangements. Generally, we consider that a service is not essential to the functionality of the software based on various factors, including if the services may be provided by independent third parties experienced in providing

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

such consulting and implementation in coordination with dedicated customer personnel. If an arrangement does not qualify for separate accounting of the license and service elements, then license revenue is recognized together with the consulting services using either the percentage-of-completion or completed-contract method of contract accounting. Contract accounting is also applied to any software arrangements that include customer-specific acceptance criteria or where the license payment is tied to the performance of consulting services. Under the percentage-of-completion method, we estimate the stage of completion of contracts with fixed or “not to exceed” fees based on hours or costs incurred to date as compared with estimated total project hours or costs at completion. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized upon completion of the contract. When total cost estimates exceed revenues, we accrue for the estimated losses when identified. The use of the percentage-of-completion method of accounting requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in salaries and other costs. When adjustments in estimated contract costs are determined, such revisions may have the effect of adjusting in the current period the earnings applicable to performance in prior periods.

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

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Revenue

Deferred revenue primarily relates to software maintenance agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and, if not yet paid, the related amount is included in other current assets. Billed but uncollected maintenance-related amounts included in other current assets at September 30, 2006 and 2005 were $50.0 million and $46.1 million, respectively. Deferred revenue consisted of the following:

	September 30,
	2006	2005
	(in thousands)
Deferred maintenance revenue	$180,088	$163,321
Deferred other service revenue	22,956	24,931
Deferred license revenue	7,953	12,215

Total deferred revenue	$210,997	$200,467

Cash, Cash Equivalents and Marketable Investments

Our cash equivalents, short-term investments, and marketable investments are invested in debt instruments of financial institutions, government entities and corporations and in mutual funds. We have established guidelines relative to credit ratings, diversification and maturities that are intended to maintain safety and liquidity. Cash equivalents include highly liquid investments with maturity periods of three months or less when purchased. Short-term investments include those investments with maturities in excess of three months but less than one year. Marketable investments are those with maturities in excess of one year. At September 30, 2006 and 2005, marketable investments were $1.1 million and $1.4 million, respectively, which we included in other assets on the consolidated balance sheets.

Our cash equivalents, short-term investments and marketable investments are classified as available for sale and reported at fair value, with unrealized gains and losses included in the accumulated other comprehensive income (loss) component of stockholders’ equity and amortization or accretion of premium or discount included in interest income. As of September 30, 2006 and 2005, unrealized gains from investments of $0.7 million and $1.1 million, respectively, are included in the accumulated other comprehensive income (loss) component of stockholders’ equity.

Concentration of Credit Risk and Fair Value of Financial Instruments

The amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short maturities. Financial instruments that potentially subject us to concentration of credit risk consist primarily of investments, trade accounts receivable and foreign currency derivative instruments. Our cash, cash equivalents, investments and foreign currency derivatives are placed with financial institutions with high credit standings. Our credit risk for derivatives is also mitigated due to the short-term nature of the contracts. Our customer base consists of large numbers of geographically diverse customers dispersed across many industries, and no individual customer comprised more than 10% of our net trade accounts receivable as of September 30, 2006 or 2005.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In determining the adequacy of the allowance for doubtful accounts, management specifically analyzes individual accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic conditions, accounts receivable aging trends and changes in our customer payment terms. Our allowance for doubtful accounts on trade accounts receivable was $4.9 million as of September 30, 2006, $5.7 million as of September 30, 2005, $6.3 million as of

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004 and $6.8 million as of September 30, 2003. Uncollectible trade accounts receivable written-off, net of recoveries, were $2.3 million, $2.2 million and $3.6 million for 2006, 2005 and 2004, respectively. Provisions for bad debt expense were $1.5 million, $1.6 million and $3.1 million in 2006, 2005 and 2004, respectively.

Transfers of Financial Assets

We offer our customers the option to purchase software and services through payment plans. Other assets in the accompanying consolidated balance sheets include non-current receivables from customers related to extended payment term contracts totaling $31.1 million and $14.4 million at September 30, 2006 and 2005, respectively. We occasionally transfer future payments under certain of these contracts to third-party financial institutions on a non-recourse basis. We record such transfers as sales of the related accounts receivable when we surrender control of such receivables under the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

Derivatives

We apply SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in a hedging relationship or not, are required to be recorded on the balance sheet at fair value. SFAS 133 also requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met, and that we formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The effectiveness of the derivative as a hedging instrument is based on changes in its market value being highly correlated with changes in the market value of the underlying hedged item.

Derivatives are financial instruments whose values are derived from one or more underlying financial instruments, such as foreign currency. We enter into derivative transactions, specifically foreign currency forward contracts, to manage our exposure to fluctuations in foreign exchange rates that arise primarily from our foreign currency-denominated receivables and payables. The contracts are primarily in Western European currencies and Japanese Yen, typically have maturities of less than three months and require an exchange of foreign currencies for U.S. dollars at maturity of the contracts at rates agreed to at inception of the contracts. We do not enter into or hold derivatives for trading or speculative purposes. Generally, we do not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized immediately in earnings. Because we enter into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Gains and losses on forward contracts and foreign denominated receivables and payables are included in other income (expense), net. Net realized and unrealized gains and losses associated with exchange rate fluctuations on forward contracts and the underlying foreign currency exposure being hedged were immaterial for all periods presented.

As of September 30, 2006 and 2005, we had outstanding forward contracts with notional amounts equivalent to $94.8 million ($32.6 million in Euros, $27.8 million in British Pounds, $20.7 million in Japanese Yen, $5.4 million in Korean Won and $8.3 million in other currencies) and $56.7 million ($18.3 million in Euros, $15.5 million in British Pounds, $6.5 million in Japanese Yen, $5.0 million in Korean Won and $11.4 million in other currencies), respectively.

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

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Computer Software Costs

We incur costs to develop computer software to be licensed or otherwise marketed to customers. Research and development costs are expensed as incurred, except for costs of internally developed or externally purchased software that qualify for capitalization. Software development costs incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized and, upon general release, are amortized using the straight-line method over the expected life of the related products. The straight-line method approximates the same amount of expense as that calculated using the ratio that current period gross product revenues bear to total anticipated gross product revenues. No computer software costs were capitalized in 2006. Computer software costs capitalized in 2005 and 2004 totaled $1.2 million and $1.5 million, respectively. In addition, as described in Note D, $10.7 million, $13.7 million and $1.6 million of software was capitalized in connection with our acquisitions of businesses in 2006, 2005 and 2004.

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

Long-lived assets primarily include property and equipment and intangible assets with finite lives (purchased software, capitalized software, customer lists and certain trademarks). In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis.

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expenses incurred were $2.3 million, $2.7 million and $1.1 million in 2006, 2005 and 2004, respectively.

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

	Year ended September 30,
	2006	2005	2004
	(in thousands, except per share)
Net income	$60,866	$83,592	$34,813

Weighted average shares outstanding	109,849	108,536	107,082
Dilutive effect of employee stock options, restricted shares and restricted stock units	3,533	3,445	2,191

Diluted weighted average shares outstanding	113,382	111,981	109,273

Basic earnings per share	$0.55	$0.77	$0.33
Diluted earnings per share	$0.54	$0.75	$0.32

Stock options to purchase 4.3 million, 14.8 million and 19.3 million for 2006, 2005 and 2004, respectively, had exercise prices per share that were greater than the average market price of our common stock for those periods. These shares were excluded from the computation of diluted EPS as the effect would have been anti-dilutive. Beginning in the fourth quarter of fiscal 2005 upon our adoption of SFAS 123(R), the treasury stock method included consideration of unrecognized compensation expense and any tax benefits as additional proceeds.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)). We adopted SFAS 123(R) on July 3, 2005, effective with the beginning of our fourth quarter of 2005. SFAS 123(R) requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option pricing model. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. We elected to adopt the modified prospective application method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the periods prior to adoption presented in this Form 10-K were not restated to reflect the fair value method of expensing prescribed by SFAS 123(R).

Prior to July 3, 2005, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, (APB No. 25) and related interpretations. Under APB No. 25, no compensation cost is recognized when the option price is equal to the market price of the underlying stock on the date of grant. As permitted by APB No. 25, prior to July 3, 2005, we generally did not recognize compensation expense in connection with stock option grants to employees, directors and officers under our plans. However, we did recognize compensation expense of $0.3 million and $0.4 million in 2005 and 2004, respectively, in connection with a restricted stock grant to an executive officer of the company in May 2002.

The fair value of restricted shares and restricted stock units granted in 2006 and 2005 was based on the fair market value of our stock on the date of grant. The weighted average fair value of restricted shares and restricted stock units granted in 2006 and 2005 was $15.45 and $15.88, respectively. Pre-vesting forfeiture rates for purposes of determining stock-based compensation were estimated by us to be 0% for directors and executive officers, 6% for vice president-level employees and 6% for all other employees.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows total stock-based compensation expense recorded from our stock-based awards, a 2006 charge related to our historical stock option grant practices described below, and our 2005 stock option exchange (see Note J for a description of the types of stock-based awards and the stock option exchange) as reflected in our consolidated statements of operations:

	Year ended September 30,
	2006	2005	2004
	(in thousands)
Cost of license revenue	$122	$61	$—
Cost of service revenue	7,711	2,644	—
Sales and marketing	11,074	5,113	—
Research and development	9,017	3,723	437
General and administrative	12,563	3,925	—

Total stock-based compensation expense	$40,487	$15,466	$437

In the fourth quarter of 2006, we announced that we had commenced a review of our historic stock option grant practices under the supervision of our Audit Committee. We completed our review in November 2006. Our review identified some stock option grants for which the financial accounting measurement dates differed from the stated grant dates. As a result of such differences, we identified errors, related primarily to fiscal 2002 and prior periods, which were not material to our reported results for prior and current periods and did not require restatement of those results. Based on the results of our review, we recorded a stock-based compensation charge of $2.3 million in the fourth quarter of 2006 to correct the prior-period errors identified. This charge is included in the stock-based compensation amounts above for 2006.

As of September 30, 2006 and 2005, total unrecognized compensation cost related to unvested awards expected to vest, including stock options, restricted shares and restricted stock units, was approximately $41.5 million and $41.3 million, respectively. As of September 30, 2006, the weighted average remaining recognition period for unvested awards is 10 months.

The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS 123 to all stock-based awards to employees.

	2005	2004
Net income as reported	$83,592	$34,813
Stock-based compensation cost included in reported net income, net of tax of $367 for 2005 and $0 for 2004	15,099	437
Stock-based compensation expense determined under fair value based method, net of tax of $367 for 2005 and $0 for 2004	(34,762)	(34,104)

Pro forma net income	$63,929	$1,146

Earnings per share:
Basic—as reported	$0.77	$0.33
Diluted—as reported	$0.75	$0.32
Basic—pro forma	$0.59	$0.01
Diluted—pro forma	$0.57	$0.01

The illustrative disclosures above include the amortization of the fair value of options over their vesting schedules. The pro forma net income for 2005 and 2004 includes an income tax valuation allowance fully offsetting any income tax benefit related to the pro forma stock-based employee compensation expense for those periods, except for a $0.4 million tax benefit in 2005 related to certain profitable foreign jurisdictions.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No stock options were granted during 2006 or 2005, and no shares were issued under the employee stock purchase plan in 2006. The fair value of stock options granted in 2004 and employee stock purchase plan shares granted in 2005 and 2004 was estimated at the date of grant using the Black-Scholes option-pricing model assuming the following weighted-average assumptions:

	2005	2004
Expected life for options (years)	—	4.0
Risk-free interest rates for options	—	3.2%
Expected life for employee stock purchase plan shares (months)	6.0	6.0
Risk-free interest rates for employee stock purchase plan shares	1.6%	1.1%
Volatility	65%	74%
Dividend yield	—	—

The weighted average fair value of employee stock options granted was $6.25 in 2004. The weighted average fair value of shares issued under the stock purchase plan was $3.80 in 2005 and $3.08 in 2004.

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

Recent Accounting Pronouncements

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). For fiscal years ending after December 15, 2006, SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan), generally measured as the difference between plan assets at fair value and the projected benefit obligation, as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also generally requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. In addition, SFAS 158 requires disclosure in the notes to financial statements of additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. Upon initial application of SFAS 158 and subsequently, an employer should continue to apply the provisions in SFAS 87, 88 and 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost. As our significant defined benefit pension plans are frozen and the accumulated benefit obligation equals the projected benefit obligation, we have already recorded in other long-term liabilities and accumulated other comprehensive income the minimum pension liability. As such, we do not expect the adoption of SFAS 158 will have a material impact on our results of operations or financial position.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

disclosure relative to uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption encouraged. We will adopt FIN 48 in fiscal 2008. We are currently evaluating whether or not the adoption of FIN 48 will have a material effect on our consolidated financial position or results of operations.

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (SFAS 155). This standard permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; requires evaluation of interests in securitized financial assets; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This standard is effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. We do not believe that adoption of SFAS 155 will have a material effect on our financial position or results of operations.

Fair Value Measurements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (SFAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not believe the adoption of SFAS 157 in fiscal 2009 will have a material effect on our financial position or results of operations.

Quantifying Financial Statement Misstatements

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108) regarding the process of quantifying financial statement misstatements. SAB 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating materiality of a misstatement. The interpretations in SAB 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS 154, Accounting Changes and Error Corrections, for the correction of an error in financial statements. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We will adopt SAB 108 in fiscal 2007 and will determine the impact if a misstatement occurs.

B. Restructuring and Other Charges (Credits)

In 2006, we recorded a net restructuring charge of $5.9 million. The net restructuring charge included a $7.4 million charge for severance and related costs associated with the termination of 91 employees in the third quarter of 2006, partially offset by a credit of $1.5 million primarily related to a plan to reoccupy a portion of our headquarters facility that was previously vacated and included in restructuring costs in prior periods. The headquarters space was available for sublease and was being marketed, but is being reoccupied due to space requirements related to our acquisition of Mathsoft. As of September 30, 2006, substantially all of our remaining headquarters excess space had been sublet.

In the fourth quarter of 2005, we recorded a net credit to restructuring and other charges of $1.3 million. The restructuring credit included a $3.0 million credit for changes in our estimated liabilities for facilities that we vacated, offset by $1.7 million of

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

severance and termination costs related to nine employees terminated during the period. The $3.0 million credit was due primarily to reoccupying, in the fourth quarter of 2005, a portion of our headquarters facility that was previously vacated and included in restructuring costs in a prior period. The space was available for sublease and was being marketed, but was reoccupied due to space requirements related to our three acquisitions completed in 2005 and general business growth.

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

The following table summarizes restructuring and other charges reserve activity for the three years ended September 30, 2006:

	Employee Severance and Related Benefits	Facility Closures and Other Costs	Total
	(in thousands)
Balance, October 1, 2003	$4,843	$38,106	$42,949
Charges to operations	21,033	21,900	42,933
Cash disbursements	(25,488)	(15,132)	(40,620)
Non-cash utilization	—	(1,941)	(1,941)

Balance, September 30, 2004	388	42,933	43,321
Charges (credits) to operations	1,684	(2,991)	(1,307)
Cash disbursements	(809)	(9,949)	(10,758)
Foreign currency impact	—	266	266

Balance, September 30, 2005	1,263	30,259	31,522
Charges (credits) to operations	7,449	(1,502)	5,947
Cash disbursements	(7,628)	(7,611)	(15,239)
Foreign currency impact	—	147	147

Balance, September 30, 2006	$1,084	$21,293	$22,377

The accrual for facility closures and related costs is included in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheet, and the accrual for employee severance and related benefits is included in accrued compensation and benefits. As of September 30, 2006, of the $22.4 million remaining in accrued restructuring charges, $8.2 million was included in current liabilities and $14.2 million was included in other long-term liabilities, principally for facility costs to be paid out through 2014.

In determining the amount of the facilities accrual, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates are reviewed quarterly based on known real estate market conditions and the credit-worthiness of subtenants, and may result in revisions to established facility reserves. We had accrued $20.7 million as of September 30, 2006 related to excess facilities (compared to $29.7 million at September 30, 2005), representing gross lease commitments with agreements expiring at various dates through 2014 of approximately $47.5 million, net of committed and estimated sublease income of approximately $26.2 million and a present value factor of $0.6 million. We have entered into signed sublease arrangements for approximately $23.0 million, with the remaining $3.2 million based on future estimated sublease arrangements, including $2.4 million for space currently available for sublease.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

C. Property and Equipment

Property and equipment consisted of the following:

	September 30,
	2006	2005
	(in thousands)
Computer hardware and software	$167,021	$153,641
Furniture and fixtures	17,440	16,738
Leasehold improvements	31,372	30,346

Gross property and equipment	215,833	200,725
Accumulated depreciation and amortization	(164,230)	(148,174)

Net property and equipment	$51,603	$52,551

Depreciation expense was $21.9 million, $21.7 million and $26.9 million in 2006, 2005 and 2004, respectively. In 2005, we disposed of $17.3 million of fully depreciated property and equipment and we entered into several capital leases totaling $1.5 million, the obligations of which are reflected in current and noncurrent liabilities on our September 30, 2006 and 2005 consolidated balance sheets. We also recorded property and equipment of $1.0 million and $1.4 million in 2006 and 2005, respectively, as a result of acquisitions.

D. Acquisitions

Mathsoft

On April 28, 2006, we acquired Mathsoft Corporate Holdings, Inc., including its wholly owned subsidiary Mathsoft Engineering & Education, Inc. (together, Mathsoft). Mathsoft’s primary product was Mathcad® software, which helps engineering organizations create, automate, document and reuse engineering calculations in the product development process, and in other mathematics-driven processes. The aggregate purchase price was approximately $64.4 million in cash, including $1.3 million of acquisition-related transaction costs. No PTC common stock or stock options were issued in the acquisition. Acquistion-related transaction costs included investment banking, legal and accounting fees and other external costs directly related to the acquisition. Results of operations for Mathsoft have been included in the accompanying consolidated statement of operations since April 29, 2006. Our results of operations prior to this acquisition, if presented on a pro forma basis as if the companies had been combined since the beginning of fiscal 2005, would not differ materially from our reported results.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

This acquisition was accounted for as a business combination. Assets acquired and liabilities assumed were recorded at their fair values as of April 28, 2006. The fair values of intangible assets were based on valuations using an income approach, with estimates and assumptions provided by management of Mathsoft and PTC. The excess of the purchase price over the fair values of tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. Based upon the valuations, the total purchase price was allocated as follows:

(in millions)
Goodwill	$42.0
Identifiable intangible assets	25.6
Accounts receivable	3.4
All other assets, including property and equipment	1.3
Accounts payable and accrued expenses	(3.2)
Deferred revenue, net of fair value adjustment	(4.1)
Restructuring accruals	(2.7)
Deferred tax liabilities	(10.0)
Reduction in valuation allowance for deferred tax assets of PTC	10.0
In-process research and development	2.1

Total preliminary purchase price allocation	$64.4

Identifiable intangible assets acquired consisted of developed technology, core technology, customer contracts, software support agreements and related relationships, distributor network relationships, and tradenames. Developed technology (products that have reached technological feasibility) included Mathsoft’s products, primarily Mathcad. Core technology represents a combination of Mathsoft’s processes, inventions and trade secrets related to the design and development of its products. Developed and core technologies totaled $10.3 million and are being amortized over 5 years. Customer relationship intangibles represent the underlying relationships and agreements with Mathsoft’s customers. Customer relationship intangibles totaled $13.9 million and are being amortized over 7 to 10 years (weighted average life of 9.7 years). Distributor network relationships represent the underlying relationships and agreements with distributors of Mathsoft’s products. Distributor network relationships totaled $0.8 million and are being amortized over 5 years. Tradenames totaled $0.6 million and are being amortized over 5 years.

Deferred revenue recorded in the purchase price allocation reflects an amount equivalent to the estimated cost plus an appropriate profit margin to perform the services related to Mathsoft’s software support contracts.

Purchased in-process research and development of $2.1 million was written-off in the third quarter of 2006 and relates to a project under development for which technological feasibility had not yet been established at the acquisition date and for which there was no alternative future use. The value of the purchased in-process research and development was determined using the residual income approach, which discounts expected future cash flows from projects under development to their net present value. A risk-adjusted discount rate of 23% was used to reflect the overall risk associated with this project. This development project is expected to be completed by the first quarter of 2007, and the expected cost to complete was approximately $0.8 million at the acquisition date.

Restructuring accruals of $2.7 million recorded in the purchase price allocation relate to our planned integration of Mathsoft and consisted of $1.2 million of excess facility costs and $1.5 million of Mathsoft employee severance costs and other integration costs associated with exiting its activities. The restructuring accrual for excess facilities to be vacated represents gross lease commitments under agreements expiring at various dates through 2012 of approximately $4.5 million, offset by committed sublease income of $1.9 million and estimated future sublease income of $1.4 million relating to facilities currently available for sublease. Through September 30, 2006, we had made cash disbursements of $0.6 million related to our integration of this business, and the remaining $2.1 million of restructuring accruals was included in current liabilities in our consolidated balance sheet.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

None of the goodwill or intangible assets acquired in the acquisition is deductible for income tax purposes. As a result, and in accordance with SFAS 109, Income Taxes, we recorded in the purchase accounting a deferred tax liability of $10.0 million, equal to the tax effect of the amount of the acquired intangible assets other than goodwill. As a result of recording that deferred tax liability, we also reduced our valuation allowance recorded against our U.S. pre-acquisition net deferred tax assets by a corresponding amount. In addition, in the acquisition, we acquired approximately $1.5 million of net deferred tax assets of Mathsoft, which consisted primarily of net operating loss carryforwards and are not included in the table above. However, we recorded such assets with a full valuation allowance due to the significant uncertainty about whether those deferred tax assets will be realized. If and when such acquired deferred tax assets are realized, we will adjust the purchase price allocation by reducing the amount of goodwill recorded.

This transaction resulted in $42.0 million of purchase price that exceeded the estimated fair values of tangible and intangible assets and liabilities, all of which was allocated to goodwill. We believe that the high amount of goodwill relative to identifiable intangible assets was the result of several factors including: (1) the potential to sell Mathcad into our traditional manufacturing customer base; (2) our intention to leverage our larger direct and indirect sales force and our intellectual property to attract new contracts and revenue; (3) our intention to leverage our established presence in international regions and markets, specifically the Asia-Pacific region, in which Mathsoft did not have a significant presence; and (4) our intention to integrate our products to allow engineering calculations performed in Mathcad to be captured, cross-referenced, configuration controlled and reused within the engineering organization and to determine designs in Pro/ENGINEER.

Arbortext

On July 19, 2005, we completed the acquisition of all of the outstanding capital stock of Arbortext, Inc., a provider of enterprise publishing software. The aggregate purchase price for the acquisition was approximately $194.8 million in cash, including $3.1 million of acquisition-related transaction costs. Included in the aggregate purchase price was the consideration paid to cancel and terminate all Arbortext unvested and unexercised stock options. No PTC common stock or stock options were issued in the acquisition. Acquisition-related transaction costs included investment banking, legal and accounting fees and other external costs directly related to the acquisition. Results of operations for Arbortext have been included in the accompanying consolidated statement of operations since July 19, 2005.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The acquisition of Arbortext was accounted for as a business combination. Assets acquired and liabilities assumed were recorded at their fair values as of July 19, 2005. The fair values of intangible assets were based on valuations using an income approach, with estimates and assumptions provided by management of Arbortext and PTC. The excess of the purchase price over the fair values of tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The purchase price allocation is final except for the impact, if any, of a potential legal proceeding surrounding a royalty obligation. Based upon the valuations, the total purchase price was allocated as follows:

(in millions)
Goodwill	$151.6
Identifiable intangible assets	46.6
Cash and cash equivalents	2.3
Accounts receivable	9.8
Property and equipment	1.3
Accounts payable and accrued expenses	(6.9)
Deferred revenue, net of fair value adjustment	(7.6)
Restructuring accruals	(3.0)
Deferred tax liabilities	(18.2)
Reduction in valuation allowance for deferred tax assets of PTC	18.2
In-process research and development	0.7

Total purchase price allocation	$194.8

Identifiable intangible assets acquired consisted of developed technology, core technology, tradenames, customer contracts, software support agreements and related relationships and consulting contracts. Developed technology (products that have reached technological feasibility) includes products in most of Arbortext’s product lines. Core technology represents a combination of Arbortext’s processes, inventions and trade secrets related to the design and development of its applications products. Developed and core technologies total $10.5 million and are being amortized over 3 to 5 years (weighted average life of 4.7 years). Customer relationship intangibles represent the underlying relationships and agreements with Arbortext’s customers. Customer relationship intangibles total $35.3 million and are being amortized over 10 years. Tradenames totaled $0.8 million and are being amortized over 5 years.

Purchased in-process research and development of $0.7 million was written-off in the fourth quarter of 2005 and related to two projects under development, for which technological feasibility had not yet been established at the acquisition date and for which there was no alternative future use. The value of the purchased in-process research and development was determined using the residual income approach, which discounts expected future cash flows from projects under development to their net present value. Risk-adjusted discount rates of 20% and 25% were used to reflect the overall risk associated with the projects. The expected cost to complete was approximately $2 million at the acquisition date. These development projects were completed in 2006, as expected.

Net tangible assets consist of the fair values of tangible assets less the fair values of assumed liabilities and obligations. Except for deferred revenue and restructuring accruals, net tangible assets were valued at the respective carrying amounts recorded by Arbortext, as we believed that their carrying values approximated their fair values at the acquisition date. Deferred revenue reflects an amount equivalent to the estimated cost plus an appropriate profit margin to perform the services related to Arbortext’s software support contracts. Restructuring accruals of $3.0 million recorded in the purchase price allocation included the severance costs related to Arbortext employees, costs of planned closure of certain Arbortext facilities and other costs associated with exiting activities of Arbortext. As of September 30, 2006, we had made cash disbursements of approximately $2.7 million related to our integration of this business, and the remaining $0.3 million of restructuring accruals was included in current liabilities in our consolidated balance sheet.

None of the goodwill or intangible assets acquired in the acquisition is deductible for income tax purposes. As a result, and in accordance with SFAS 109, Income Taxes, we recorded in the purchase accounting a deferred tax liability of $18.2 million, equal

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to the tax effect of the amount of the acquired intangible assets other than goodwill. As a result of recording that deferred tax liability, we also reduced our valuation allowance recorded against our U.S. pre-acquisition net deferred tax assets by a corresponding amount. In addition, in the acquisition, we acquired approximately $17.7 million of net deferred tax assets of Arbortext, which consisted primarily of net operating loss carryforwards and are not included in the table above. However, we recorded such assets with a full valuation allowance due to the significant uncertainty about whether those deferred tax assets will be realized. If and when such acquired deferred tax assets are realized, we will adjust the purchase price allocation by reducing the amount of goodwill recorded.

This transaction resulted in $151.6 million of purchase price that exceeded the estimated fair values of tangible and intangible assets and liabilities, which was allocated to goodwill. We believe that the high amount of goodwill relative to identifiable intangible assets was the result of several factors including: (1) the potential to sell Arbortext’s XML-based authoring and publishing products into our traditional manufacturing customer base; (2) the potential to sell our product development system, primarily our collaboration and control products, into Arbortext’s traditional customer base, including customers in markets such as life sciences, financial services, government and publishing; (3) our intention to combine our products to provide software products that enable customers to create, manage and dynamically publish information concurrently with the development of their related products or services; (4) our intention to leverage our larger direct and indirect sales force and our intellectual property to attract new contracts and revenue; and (5) our intention to leverage our established presence in international regions and markets, specifically the Asia-Pacific region, in which Arbortext did not have a significant presence.

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

	Year ended September 30,
	2005	2004
	(in millions, except per share amounts)
Revenue	$754.5	$692.6
Net income	72.1	22.9
Earnings per share—Basic	$0.66	$0.21
Earnings per share—Diluted	$0.64	$0.21

DENC and Cadtrain

In the first quarter of 2006, we acquired DENC AG and substantially all of the assets of Cadtrain, Inc. for an aggregate of $9.9 million in cash. In addition, we agreed to pay up to $2.0 million of additional cash consideration if specified targets, including revenue and customer retention results, are achieved within one year of the acquisition dates. Any such additional payments will be recorded as additional goodwill if and when incurred. These acquisitions added to our global consulting and training services organization. DENC expanded our consulting delivery capacity and expertise in German-speaking Europe and Cadtrain, based in the U.S., developed and provided training solutions for our products. These acquisitions were accounted for as business combinations and resulted in $4.3 million of goodwill and $5.9 million of other acquired intangible assets, primarily comprised of customer relationship intangibles, which are being amortized over a weighted average of 8.3 years. Results of operations of DENC and Cadtrain have been included in our consolidated financial statements since the acquisition date. Values assigned to these acquired intangible assets are not deductible for tax purposes for the DENC acquisition, but are deductible for tax purposes for the Cadtrain acquisition. Our results of operations prior to these acquisitions, if presented on a pro forma basis, would not differ materially from our reported results.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2006, the specific targets of the DENC contingent purchase price arrangement were met and related payments of $0.5 million were recorded as additional goodwill.

Polyplan and Aptavis

During the third quarter of 2005, we acquired Polyplan Technologies Inc., a provider of manufacturing process planning technology, and Aptavis Technologies Corporation, a provider of Windchill-based solutions for the retail, footwear and apparel industry for an aggregate total of $6.8 million in cash. These acquisitions were accounted for as business combinations and resulted in $5.6 million of goodwill and $3.3 million in other acquired intangible assets, primarily comprised of purchased software, which is being amortized over 3 years. Results of operations of Polyplan and Aptavis have been included in our consolidated financial statements since the acquisition date. Values assigned to intangible assets are not deductible for tax purposes. Our results of operations prior to the acquisition, if presented on a pro forma basis, would not differ materially from our reported results.

OHIO Design

In the third quarter of 2004, we acquired OHIO Design Automation, Inc., a provider of electronics design collaboration software, for $9.8 million in cash. The purchase price was allocated to assets acquired and liabilities assumed based on our estimates of fair value. The values assigned included intangible assets of $1.8 million for customer lists and $1.6 million for purchased software, which are being amortized over estimated useful lives of 5 years and 3 years, respectively. The excess purchase price over the amounts allocated to assets acquired and liabilities assumed of $7.0 million was recorded as goodwill. Results of operations of OHIO Design have been included in our consolidated financial statements since the acquisition date. Values assigned to intangible assets are not deductible for tax purposes. Our results of operations prior to the acquisition, if presented on a pro forma basis, would not differ materially from our reported results.

E. Goodwill and Acquired Intangible Assets

We have two reportable segments: (1) software products and (2) services. As of September 30, 2006 and 2005, goodwill and acquired intangible assets in the aggregate attributable to our software products reportable segment was $300.9 million and $242.6 million, respectively, and attributable to our services reportable segment was $26.2 million and $16.2 million, respectively. Goodwill and other intangible assets are tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting segment below its carrying value. We completed our annual impairment review as of July 1, 2006 and concluded that no impairment charge was required as of that date. Since that date, there have not been any events or changes in circumstances that indicate that the carrying values of goodwill or acquired intangible assets may not be recoverable.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and acquired intangible assets consisted of the following:

	September 30, 2006			September 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Goodwill and intangible assets with indefinite lives (not amortized):
Goodwill			$249,252			$200,628
Trademarks			4,200			4,122

			253,452			204,750

Intangible assets with finite lives (amortized):
Purchased software	$56,096	$35,098	20,998	$45,150	$30,135	15,015
Capitalized software	22,877	22,252	625	22,877	20,556	2,321
Customer lists and relationships	64,634	15,195	49,439	45,981	10,045	35,936
Trademarks and tradenames	1,645	313	1,332	850	34	816
Other	1,910	634	1,276	316	316	—

	$147,162	$73,492	73,670	$115,174	$61,086	54,088

Total goodwill and acquired intangible assets			$327,122			$258,838

The changes in the carrying amounts of goodwill and intangible assets with indefinite lives at September 30, 2006 from September 30, 2005 are due to the impact of acquisitions completed in 2006 and 2005 (described in Note D) and to foreign currency translation adjustments related to those asset balances that are recorded in non-U.S. currencies.

Presented by reportable segment, movements in goodwill were as follows:

	Software Products Segment	Services Segment	Total
	(in thousands)
Balance, October 1, 2004	$45,221	$—	$45,221
Acquisition of Aptavis	1,553	—	1,553
Acquisition of Polyplan	4,026	—	4,026
Acquisition of Arbortext	137,996	12,080	150,076
Foreign currency translation adjustments	(248)	—	(248)

Balance, September 30, 2005	188,548	12,080	200,628
Acquisition of Mathsoft	40,972	1,018	41,990
Acquisition of DENC	—	1,650	1,650
Acquisition of Cadtrain	—	2,686	2,686
Adjustment of Arbortext	1,500	—	1,500
Foreign currency translation adjustments	679	119	798

Balance, September 30, 2006	$231,699	$17,553	$249,252

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate amortization expense for intangible assets with finite lives recorded for the years ended September 30, 2006, 2005 and 2004 was reflected in our consolidated statements of operations as follows:

	Year ended September 30,
	2006	2005	2004
	(in thousands)
Amortization of acquired intangible assets	$6,074	$1,638	$5,195
Cost of license revenue	5,641	2,547	3,018
Cost of service revenue	235	—	—

Total amortization expense	$11,950	$4,185	$8,213

The estimated aggregate future amortization expense for intangible assets with finite lives remaining as of September 30, 2006 is $13.3 million for 2007, $12.2 million for 2008, $10.7 million for 2009, $9.4 million for 2010, $6.8 million for 2011 and $21.3 million thereafter.

F. Income Taxes

Our income before income taxes consisted of the following:

	Year ended September 30,
	2006	2005	2004
	(in thousands)
Domestic	$29,780	$(5,118)	$(4,697)
Foreign	45,645	96,430	41,736

Total income before income taxes	$75,425	$91,312	$37,039

Our provision for (benefit from) income taxes consisted of the following:

	Year ended September 30,
	2006	2005	2004
	(in thousands)
Current:
Federal	$280	$3,043	$(19,150)
State	810	750	301
Foreign	13,871	9,916	20,676

	14,961	13,709	1,827

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(402)	(5,989)	399

	(402)	(5,989)	399

Total provision for income taxes	$14,559	$7,720	$2,226

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation between the statutory federal income tax rate and our effective income tax rate is shown below:

	Year ended September 30,
	2006	2005	2004
Statutory federal income tax provision (benefit)	35%	35%	35%
State income taxes, net of federal tax benefit	1	1	1
Foreign dividends	3	18	—
Change in valuation allowance	(18)	(27)	28
Tax audit and examination settlements	(8)	(13)	(69)
Foreign rate differences	2	(7)	12
Other, net	4	1	(1)

Effective income tax rate	19%	8%	6%

At September 30, 2006 and 2005, accrued income taxes of $7.1 million and $29.7 million, respectively, primarily represented income taxes payable and related income tax accruals. In the normal course of business, PTC and its subsidiaries are examined by various taxing authorities, including the Internal Revenue Service (IRS) in the United States. In 2006, we recorded a tax benefit of $6.1 million arising from the reduction of our tax liabilities upon the favorable resolution of IRS tax audits for the years 2001 and 2002. In 2005, we recorded tax benefits of $12.1 million arising from the reduction of our tax liabilities upon the favorable resolution of tax audits in a foreign jurisdiction. In 2004, we recorded a tax benefit of $18.9 million arising from notification by the IRS that we would receive a tax refund related to income tax returns for the years 1998 through 2000 totaling $39.5 million. We made net income tax payments of approximately $36.6 million and $5.7 million in 2006 and 2004, respectively, and we received net refunds of approximately $23.9 million in 2005.

The significant temporary differences that created deferred tax assets and liabilities are shown below:

	September 30,
	2006	2005
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$101,383	$116,956
Restructuring reserves not currently deductible	7,464	11,864
Other reserves not currently deductible	17,581	18,652
Minimum pension liability	18,530	20,262
Foreign and other tax credits	9,309	9,502
Amortization of intangible assets	7,419	6,538
Stock-based compensation	14,172	2,959
Other	3,106	1,333

Gross deferred tax assets	178,964	188,066
Valuation allowance	(134,318)	(152,564)

Total deferred tax assets	44,646	35,502

Deferred tax liabilities:
Acquired intangible assets not deductible	(27,561)	(19,795)
Pension prepayments	(10,187)	(8,927)
Other	(2,352)	(2,636)

Total deferred tax liabilities	(40,100)	(31,358)

Net deferred tax assets	$4,546	$4,144

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2002, as a result of operating losses incurred in 2002 and the several previous years, we recorded a full valuation allowance, and a corresponding $48.0 million charge to income tax expense, to completely reserve against our deferred tax assets (which consisted primarily of operating loss carryforwards) due to the uncertainty of their realization. In recording the full valuation allowance, we concluded in 2002 and as of each balance sheet date through September 30, 2006 that it was more likely than not that our net deferred tax assets in the U.S. and certain foreign jurisdictions would not be realized. While we have realized consolidated operating profits over the past three years and last several quarters, we have only recently begun to show consistent profitability in the U.S., and as recently as the fourth quarter of 2005, our U.S. legal entities incurred a taxable loss, due principally to the tax expense associated with the grant and vesting of restricted stock units and our employee stock option exchange.

Significant management judgment is required to determine when the realization of our deferred tax assets in the future is considered more likely than not. If and when we conclude that realization is more likely than not, we will record a reduction to our valuation allowance that will result in an increase to net income and adjustments to goodwill, accumulated other comprehensive loss, and additional paid-in capital in the period such determination is made. Based on the amount of the valuation allowance as of September 30, 2006, if we were to decide that a reversal of the entire valuation allowance was appropriate, the following would be recorded: (1) a $10.4 million income tax benefit and a $7.2 million credit to accumulated other comprehensive loss in stockholders’ equity related primarily to our minimum pension liability; (2) an $8.0 million increase to additional paid-in capital related to deductions taken in our tax returns for stock-based awards to employees; (3) a $19.4 million reduction of goodwill related to deferred tax assets (primarily net operating loss carryforwards) recorded with a full valuation allowance in our acquisitions of Arbortext and Mathsoft; and (4) an $89.3 million income tax benefit. In addition, an income tax benefit of $26.8 million would be recorded with an increase to goodwill, related to the deferred tax liabilities we recorded in our acquisitions due to the fact that the acquired intangible assets (other than goodwill) were not deductible for tax purposes.

Net deferred tax assets increased by $0.4 million to $4.5 million at September 30, 2006 from September 30, 2005, resulting in a deferred tax benefit of $0.4 million included in the consolidated statement of operations. At September 30, 2006, net deferred tax liabilities include $27.6 million for the tax effects of having acquired intangible assets that are not deductible for tax purposes, primarily from our acquisitions of Arbortext and Mathsoft. Due to PTC’s having a full valuation allowance recorded against its net deferred tax asset position, the deferred tax liabilities recorded in the purchase accounting for Arbortext and Mathsoft were fully offset with a decrease in the PTC valuation allowance.

Our valuation allowance was $134.3 million as of September 30, 2006, $152.6 million as of September 30, 2005, $142.0 million as of September 30, 2004, and $131.5 million as of September 30, 2003. In 2006, the valuation allowance was decreased by $18.3 million. Decreases to the valuation allowance were primarily due to:

•	the utilization of U.S. net operating loss carryforwards as a result of 2006 taxable income, which reduced the valuation allowance by $13.7 million;

•	the establishment of deferred tax liabilities of $11.4 million for acquired intangible assets not deductible for tax purposes, which were reduced to $10.6 million as of September 30, 2006;

•	the repatriation of $7.6 million of earnings ($3.0 million tax-effected) from a foreign subsidiary in the form of a dividend;

•	a net decrease in deferred tax assets, primarily for net operating losses, of $3.0 million for foreign jurisdictions with a full valuation allowance;

•	a net decrease in deferred tax assets and offsetting valuation allowance of $1.7 million related to the minimum pension liability included in accumulated other comprehensive loss; and

•	the reversal of $0.8 million of valuation allowances in a foreign jurisdiction due to consistent profitability, which was recorded as an income tax benefit in our statement of operations.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These 2006 decreases were partially offset by increases to the valuation allowance primarily due to:

•	the recording of deferred tax assets (primarily acquired net operating loss (NOL) carryforwards) and an offsetting valuation allowance of $1.5 million in the purchase accounting for Mathsoft; and

•	the recording of deferred tax assets and an offsetting valuation allowance of $11.2 million for stock-based compensation.

In 2005, the valuation allowance was increased by $10.6 million. Increases to the valuation allowance were primarily due to:

•	the recording of deferred tax assets (primarily acquired net operating loss (NOL) carryforwards) and an offsetting valuation allowance of $17.7 million in the purchase accounting for Arbortext;

•	the recording of net operating loss carryforwards and an offsetting valuation allowance of a foreign jurisdiction of $15.7 million not previously recorded;

•	a net increase in U.S. net operating loss carryforwards and offsetting valuation allowances of $3.3 million;

•	a net increase in deferred tax assets, primarily for net operating loss carryforwards, of $4.8 million for foreign jurisdictions with a full valuation allowance; and

•	a net increase in deferred tax assets and offsetting valuation allowance of $7.2 million related to the minimum pension liability included in accumulated other comprehensive loss.

These 2005 increases were partially offset by decreases to the valuation allowance primarily due to:

•	the repatriation of $48.1 million of earnings ($18.8 million tax-effected) from our foreign subsidiaries in the form of dividends;

•	the establishment of deferred tax liabilities of $19.8 million for acquired intangible assets not deductible for tax purposes, which were reduced to $18.2 million as of September 30, 2005; and

•	the reversal of $4.1 million of valuation allowances in certain foreign jurisdictions due to consistent profitability, which was recorded as an income tax benefit in our statement of operations.

In 2004, the valuation allowance was increased by $10.5 million primarily to reserve for additional Computervision net operating loss carryforwards recorded as a result of the conclusion of the IRS examination of our income tax returns for 1998 through 2000 discussed above.

We adopted SFAS 123(R) on July 3, 2005, effective with the beginning of our fourth quarter of 2005. We incurred expenses related to stock-based compensation in 2006 and 2005 of $40.5 million and $15.5 million, respectively. Accounting for the tax effects of stock-based awards under SFAS 123(R) requires that we establish a deferred tax asset as the book compensation is recognized prior to related tax deductions. Upon the settlement of the stock-based awards (i.e., exercise, vesting, forfeiture or cancellation), the actual tax deduction is compared with the cumulative book compensation cost and any excess tax deduction is considered a windfall tax benefit and is tracked in a “windfall tax benefit pool” to offset any future tax deduction shortfalls. At the date of adoption of SFAS 123(R), we were required to calculate our cumulative “windfall tax benefit pool” as if we had been following the recognition provisions of SFAS 123 since that standard went into effect. Taking into account the stock option exchange (Note J) and forfeiture of stock options by executive officers in 2005, our “windfall tax benefit pool” was immaterial as of September 30, 2006 and 2005.

For U.S. tax return purposes, NOLs and tax credits are generally available to be carried forward to future years, subject to certain limitations. At September 30, 2006, we had U.S. federal NOL carryforwards of $99.9 million, which expire in 2023 and are available to offset taxable income in future years. In addition, we have U.S. federal NOL carryforwards of $43.2 million resulting from our acquisitions of Arbortext and Mathsoft, which expire beginning in 2007 through 2025, and U.S. federal NOL carryforwards of $66.3 million resulting from our January 1998 acquisition of Computervision, which expire beginning in 2007

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

through 2018. The utilization of the Arbortext, Mathsoft and Computervision NOLs is limited as a result of the change in ownership rules under Internal Revenue Code Section 382. We also have loss carryforwards in non-U.S. jurisdictions totaling $73 million, the majority of which do not expire. There are limitations imposed on the utilization of such NOLs that could further restrict the recognition of any tax benefits.

The American Jobs Creation Act

In October 2004, the American Jobs Creation Act of 2004 (AJCA) became law. The AJCA contains several provisions that apply to us. The AJCA creates a temporary incentive for U.S. multinational corporations to repatriate accumulated income abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. Due to the availability of net operating loss (NOL) carryforwards in the U.S., we have not and do not intend to avail ourselves of the provisions of the AJCA for any repatriations of accumulated income. While it has been our historical practice to permanently reinvest all non-U.S. earnings into our foreign operations, in 2006 and 2005 we repatriated $7.6 million and $48.1 million, respectively, from our non-U.S. subsidiaries. Repatriation of these earnings did not result in any significant incremental charge to our income tax provision as a result of utilizing U.S. NOL carryforwards for which we had previously maintained a full valuation allowance. If we decide to repatriate any additional non-U.S. earnings, we may be required to establish a deferred tax liability on such earnings through a charge to our income tax provision. The cumulative amount of undistributed earnings of our subsidiaries for which U.S. income taxes have not been provided totaled approximately $99.8 million and $73.5 million as of September 30, 2006 and 2005, respectively.

The AJCA also provides U.S. corporations with an income tax deduction equal to a stipulated percentage of qualified income from domestic production activities (qualified activities). The deduction, which cannot exceed 50% of annual wages paid, is phased in as follows: 3% of qualified activities in 2006 and 2007; 6% in 2008 through 2010; and 9% in 2011 and thereafter. We believe that we qualify for the deduction. The tax benefit of the deduction would generally be accounted for in the periods in which the qualifying activities occur, generally the years in which the deductions are taken in the tax returns. This benefit would be included in our annual effective tax rate, but would not result in a remeasurement of deferred income taxes. The AJCA may have an impact on our tax rate for future years. However, we have maintained a full deferred tax valuation allowance on U.S. deferred taxes and, as a result, we do not expect the AJCA to materially affect our financial position or results of operations.

G. Commitments and Contingencies

Leasing Arrangements

We lease office facilities and certain equipment under operating leases expiring at various dates through 2014. Certain leases require us to pay for taxes, insurance, maintenance and other operating expenses in addition to rent. Lease expense, net of sublease income, was $33.3 million, $30.1 million and $32.9 million in 2006, 2005 and 2004, respectively. At September 30, 2006, our future minimum lease payments (net of sublease income) under noncancellable operating leases are as follows:

Year ending September 30,	(in thousands)
2007	$37,392
2008	29,389
2009	26,908
2010	18,093
2011	15,422
Thereafter	18,311

Total minimum lease payments	$145,515

Future minimum lease payments under capital leases are approximately $0.5 million per year in 2007 and 2008, and $0.2 million in 2009.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of restructuring initiatives in current and prior years and consolidating acquired facilities, certain leased facilities are excess. Our total future rental income under current sublease arrangements for excess facilities is $24.7 million ($6.6 million in 2006, $6.9 million in 2007, $7.0 million in 2008, $2.1 million in 2009, $1.0 million in 2010 and $1.1 million thereafter). The future minimum lease payments above include minimum future lease payments for excess facilities, net of sublease income under existing sublease arrangements.

As of September 30, 2006 and 2005, we had letters of credit and bank guarantees outstanding of approximately $5.6 million (of which $1.6 million was collateralized) and $6.3 million (of which $1.4 million was collateralized), respectively, primarily related to our corporate headquarters lease in Needham, Massachusetts.

Revolving Credit Agreement

On February 21, 2006, we entered into a multi-currency bank revolving credit facility with a syndicate of seven banks. We expect to use the credit facility for general corporate purposes, including acquisitions of businesses. The credit facility consists of a $230 million revolving credit facility, which may be increased by up to an additional $150 million if the existing or additional lenders are willing to make increased commitments. The credit facility expires on February 20, 2011, when all amounts will be due and payable in full. Any obligations under the credit facility are guaranteed by PTC’s material domestic subsidiaries and are collateralized by a pledge of 65% of the capital stock of PTC’s material first-tier non-U.S. subsidiaries. We have not borrowed any funds under the credit facility to date. In connection with entering into this facility, we incurred $0.9 million of origination costs, which are being expensed over the term of the credit facility.

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

The credit facility limits our and our subsidiaries’ ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends and make other distributions; make investments and enter into joint ventures; dispose of assets; and engage in transactions with affiliates, except on an arms-length basis. Under the credit facility, we and our material domestic subsidiaries may not invest cash or property in, or loan cash to, our foreign subsidiaries in aggregate amounts exceeding $25 million for any purpose and an additional $50 million for acquisitions of businesses. In addition, under the credit facility, we and our subsidiaries must maintain specified leverage and fixed-charge ratios. Any failure to comply with the financial or operating covenants of the credit facility would not only prevent us from being able to borrow additional funds, but would also constitute a default, resulting in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. A change in control of PTC (as defined in the credit facility) also constitutes an event of default, permitting the lenders to accelerate the required payments of all amounts due and to terminate the credit facility. We were in compliance with all financial and operating covenants of the credit facility as of September 30, 2006.

Legal Proceedings

On May 30, 2003, a lawsuit was filed against us in the U.S. District Court for the District of Massachusetts by Rand A Technology Corporation and Rand Technologies Limited (together, “Rand”). Rand historically had been our largest distributor. The complaint alleged various breaches of a revised one-year distribution agreement entered into in December 2002, as well as other agreements between Rand and us, and also asserted certain non-contract claims. We filed certain counterclaims against Rand. In the course of the proceeding, Rand initially quantified its claimed damages as being in excess of $50 million but as a result of certain court rulings more recently quantified its damages at $12 million. Rand further asserted that its damages should be trebled. PTC disputed Rand’s claims. PTC also filed a second action against Rand in 2005 alleging misuse of our intellectual property and Rand asserted certain counterclaims in that action. In December 2006, the parties reached an agreement to settle their disputes. As a result of this agreement to settle, we recorded a charge of $2.3 million in general and administrative expense in our 2006 consolidated statements of operations.

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

H. Stockholders’ Equity

Preferred Stock

We may issue up to 5.0 million shares of our preferred stock in one or more series. Our Board of Directors is authorized to fix the rights and terms for any series of preferred stock without additional shareholder approval. In November 2000, our Board of Directors authorized and designated 500,000 shares of preferred stock as Series A Junior Participating Preferred Stock for issuance pursuant to our Shareholder Rights Plan discussed below in Note I. As of September 30, 2006 and 2005, there were no outstanding shares of preferred stock.

Common Stock

Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors has authorized us to repurchase up to 16.0 million shares. Through September 30, 2006, we had repurchased 12.5 million shares at a cost of $366.8 million. The repurchased shares were available to be used for stock option exercises, employee stock purchase plans and potential acquisitions. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.

On February 28, 2006, we implemented a two-for-five reverse stock split of our common stock, which resulted in two shares outstanding for every five pre-split shares outstanding. Historical share data presented in our consolidated financial statements and notes thereto have been restated to reflect the reverse stock split for all periods presented.

I. Shareholder Rights Plan

In November 2000, our Board of Directors adopted a Shareholder Rights Plan and declared a dividend distribution of one share purchase right (a “Right”) for each outstanding share of our common stock to stockholders of record at the close of business on January 5, 2001. Each share of common stock newly issued after that date also carries with it one Right. Each Right entitles the record holder to purchase from us one one-thousandth of a share of our Series A Junior Participating Preferred Stock at an exercise price of $60.00 per unit, subject to adjustment. The Rights become exercisable ten (10) days after the earlier of our announcement

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that a person has acquired 15% or more of our outstanding common stock or an announcement of a tender offer which would result in a person or group acquiring 15% or more of our common stock; in either case, the Board of Directors can extend the 10 day period. If we have not redeemed or exchanged the Rights and a person becomes the beneficial owner of 15% or more of our common stock (a “Triggering Event”), each holder of a Right will have the right to purchase shares of our common stock having a value equal to two times the exercise price of the Right. If, at any time following the Triggering Event, we are acquired in a merger or other business combination transaction in which we are not the surviving corporation or more than 50% of our assets or earning power is sold to a person or group, each holder of a Right will have the right to purchase shares of common stock of the acquiring person, group or entity having a value equal to two times the exercise price of the Right. The Rights expire on January 5, 2011, and may be redeemed by us for $.001 per Right.

J. Stock Plans

Employee Stock Purchase Plans

We historically offered an employee stock purchase plan (ESPP) for all eligible employees. In light of the revised accounting rules under SFAS 123(R) for company-sponsored stock purchase plans, we suspended offerings under the ESPP as of the date of the offering that was to have commenced on February 1, 2005. The ESPP qualifies as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. Under the plan, shares of our common stock can be purchased at 85% of the lower of the fair market value of the stock on the first or the last day of each six-month offering period. Employee purchases in any year are limited to the lesser of $25,000 worth of stock, determined by the fair market value of the common stock at the time the offering begins, or 15% of his or her base pay. As of September 30, 2006, 7.3 million shares of common stock were authorized for issuance under the plan and 2.9 million shares were available for issuance under the plan. There were no employee stock plan share purchases in 2006. During 2005 and 2004, employees purchased 0.4 million and 0.9 million shares of common stock under the plan at average prices of $9.65 and $7.54, respectively.

Equity Incentive Plans

As described in Note A, in December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)). We adopted SFAS 123(R) on July 3, 2005, effective with the beginning of our fourth quarter. SFAS 123(R) requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option pricing model. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. We elected to adopt the modified prospective application method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented in this Form 10-K were not restated to reflect the fair value method of expensing prescribed by SFAS 123(R).

On March 10, 2005, our stockholders approved amendments to our 2000 Equity Incentive Plan (2000 Plan) that (1) authorized us to exchange and cancel certain outstanding out-of-the-money non-executive employee stock options for either cash or shares of restricted stock (the Exchange), (2) authorized the grant of restricted stock units, and (3) enabled us to grant a greater number of shares of restricted stock as equity awards. The amendments were designed to reduce the overall number of employee stock options outstanding and reduce potential stockholder dilution. In connection with the amendments to the 2000 Plan, we agreed not to make any further grants under any plan other than that plan.

The 2000 Plan provides for grants of nonqualified and incentive stock options, common stock, restricted stock, restricted stock units and stock appreciation rights to employees, directors, officers and consultants. Until July 2005, we generally granted stock options. For those options, the option exercise price was typically the fair market value at the date of grant, and they generally vested over four years and expired ten years from the date of grant. Since we adopted SFAS 123(R), we have awarded restricted stock and restricted stock units as the principal equity incentive awards including certain performance-based awards that are earned based on achieving performance criteria established by the Compensation Committee of our Board of Directors on or prior to the grant date. Each restricted stock unit represents the contingent right to receive one share of our common stock.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted stock and restricted stock unit grants we made in 2006 and 2005 were as follows:

	Restricted Stock		Restricted Stock Units
Grant Year	Performance-based	Time-based	Performance-based	Time-based
	(Number of Shares)		(Number of Units)
Fiscal 2006	515,617	434,800	346,227	1,308,403
Fiscal 2005	323,600	447,600	22,583	1,333,420

Restricted Stock

Performance-based. In 2006 and 2005, we granted performance-based shares to our executive officers, which shares are earned based on achievement of specified performance criteria established by the Compensation Committee of our Board of Directors. In 2006, 515,617 of the performance-based shares granted in that year were earned as the performance criteria were achieved in full. The restrictions on 284,417 of the 2006 performance-based shares earned lapsed on November 9, 2006 and the restrictions on the remaining shares lapse in equal installments on November 9, 2007 and 2008. In 2005, 297,712 of the performance-based shares granted in that year were earned and 25,888 of the shares granted in that year were forfeited. The restrictions on the 2005 performance-based shares earned lapse in three substantially equal installments on November 1, 2005, 2006 and 2007.

Time-based. In 2006, 346,800 shares were granted to our executive officers (on which the restrictions lapse in three substantially equal installments on November 9, 2006, 2007 and 2008) and 88,000 shares were granted to our directors (on which the restrictions lapse in three substantially equal installments on February 15, 2007, 2008 and 2009). In 2005, 407,600 shares were granted to our executive officers and directors (on which the restrictions lapse in substantially equal installments on November 1, 2005, 2006 and 2007) and 40,000 shares were issued to Michael E. Porter, a non-employee director, in connection with a consulting agreement we entered into with him (on which the restrictions lapse in three substantially equal annual installments on July 28, 2006, 2007 and 2008).

Restricted Stock Units

Performance-based. In 2006, 346,227 performance-based restricted stock units were granted to employees in connection with our employee management incentive plans for 2006 and were earned in full on November 9, 2006 based on achievement of specified performance criteria established by the Compensation Committee of our Board of Directors. In 2005, 22,583 performance-based restricted stock units were granted to employees, of which 15,057 vested through 2006 and the remaining were forfeited.

Time-based. In 2006, 1,308,403 time-based restricted stock units were granted to employees, including 819,812 units that vest in three substantially equal installments on November 9, 2006, 2007 and 2008, and 488,591 units that vest in three substantially equal installments on March 1, 2007, 2008 and 2009. In 2005, 1,333,420 restricted stock units were granted to employees that vest in three substantially equal installments on November 1, 2005, 2006 and 2007.

As of September 30, 2006, 1.5 million shares were available for grant under the 2000 Plan. As of September 30, 2006, 15.1 million shares were reserved for issuance upon the exercise of stock options and vesting of restricted stock units granted and outstanding.

The following table shows restricted stock activity for the year ended September 30, 2006:

	Shares (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value as of September 30, 2006 (in thousands)
Balance of outstanding restricted stock October 1, 2005	745	$17.10
Granted	950	$15.47
Vested	(248)	$17.10

Balance of outstanding restricted stock September 30, 2006	1,447	$16.03	$25,270

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows restricted stock unit activity for the year ended September 30, 2006:

	Shares (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value as of September 30, 2006 (in thousands)
Balance of outstanding restricted stock units October 1, 2005	903	$15.12
Granted	1,655	$15.45
Vested	(11)	$15.83
Forfeited or not earned	(218)	$15.34

Balance of outstanding restricted stock units September 30, 2006	2,329	$15.34	$40,669

The following table shows stock option activity for the year ended September 30, 2006:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value as of September 30, 2006 (in thousands)
Outstanding:
Balance October 1, 2005	14,136	$14.30
Granted	—	—
Cancelled	(472)	$19.44
Exercised	(889)	$8.81

Balance September 30, 2006	12,775	$14.48	5.49	$72,729

Exercisable	10,951	$15.22	5.21	$59,208

During 2006, 2005 and 2004 the following activity occurred under our plans:

	Year ended September 30,
	2006	2005	2004
	(in thousands)
Total intrinsic value of stock options exercised	$5,931	$5,407	$1,788
Total fair value of restricted stock and restricted stock unit awards vested	$4,161	$8,047	$590

Shares issued upon vesting of restricted stock units granted in 2005 were net of 0.1 million shares retained by us to cover employee tax withholdings of $2.3 million.

Certain employees have disposed of stock acquired through the employee stock purchase plan and the exercise of incentive stock options earlier than the mandatory holding period required for certain tax treatment. These dispositions, together with the tax benefits realized from the exercise of nonqualified stock options that vested or were partially vested prior to the adoption of SFAS 123(R), create tax benefits that, when realized, will be recorded as increases to additional paid-in capital. In 2006 and 2005, a tax benefit of $0.1 million and $0.8 million, respectively, was recorded related to stock-based tax deductions expected to be realized in certain profitable foreign subsidiaries. In 2004, no tax benefit was recorded.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information for stock options outstanding and exercisable at September 30, 2006 was as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares (in thousands)	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
$0.25-$8.03	2,134	6.07	$6.09	1,910	$6.18
$8.13-$8.50	1,918	5.82	$8.47	1,842	$8.48
$8.95-$11.48	2,864	7.20	$10.38	1,583	$10.30
$12.13-$12.57	1,997	5.32	$12.53	1,854	$12.55
$13.17-$20.75	1,718	5.04	$19.34	1,618	$19.72
$20.82-$139.87	2,144	2.88	$31.62	2,144	$31.62

$0.25-$139.87	12,775	5.49	$14.48	10,951	$15.22

Stock Option Exchange and Executive Forfeitures

In 2005, we completed a stock option exchange. Employees holding approximately 7.3 million eligible stock options elected to participate in the Exchange. The aggregate amount of the cash payments made to employees in exchange for their eligible options was $12.7 million and was paid in 2005. Of this amount, $0.5 million was recorded as compensation expense and $12.2 million was recorded as a charge to additional paid-in capital in stockholders’ equity, in accordance with the provisions of SFAS 123(R). Also in 2005, stock options for 1.3 million shares were forfeited voluntarily by executive officers.

K. Employee Benefit Plan

We offer a savings plan to eligible U.S. employees. The plan is intended to qualify under Section 401(k) of the Internal Revenue Code. Participating employees may defer up to 15% of their pre-tax compensation, as defined, but not more than statutory limits. Prior to January 1, 2004, we contributed 50% of the amount contributed by the employee, up to a maximum of 10% of the employee’s earnings. Effective January 1, 2004, the employer match was reduced to 6% of the employee’s earnings. Our matching contributions vest at a rate of 25% per year of service. We made matching contributions of $3.2 million, $2.8 million and $3.1 million in 2006, 2005 and 2004, respectively.

L. Pension Plans

We maintain defined benefit pension plans covering certain employees of Computervision, which we acquired in 1998. Benefits are based upon length of service and average compensation and generally vest after five years of service. The prepaid (accrued) pension cost is the difference between amounts that have been contributed to the plans and the cumulative expense recorded. The pension cost was actuarially computed using assumptions applicable to each subsidiary plan and economic environment. We adjust our minimum pension liability related to our plans due to changes in actuarial assumptions and performance of plan investments, as shown below.

U.S. Pension Plan

Effective April 1, 1990, the benefits under the U.S. pension plan were frozen indefinitely. We contribute all amounts deemed necessary on an actuarial basis to satisfy Internal Revenue Service funding requirements.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

International Pension Plans

Effective in 1998, benefits under the international plans were frozen indefinitely.

The following table presents the actuarial assumptions used in accounting for the pension plans:

	U.S. Plan			International Plans
	2006	2005	2004	2006	2005	2004
Weighted Average Assumptions Used to Determine Benefit Obligations at Measurement Date (September 30):
Discount rate	5.75%	5.50%	6.00%	5.0%	4.9%	5.5%
Rate of increase in future compensation	—	—	—	—	—	—
Weighted Average Assumptions Used to Determine Net Periodic Pension Cost for Fiscal Years Ended September 30:
Discount rate	5.50%	6.00%	6.00%	4.9%	5.5%	5.5%
Rate of increase in future compensation	—	—	—	—	—	—
Rate of return on plan assets	7.50%	7.50%	7.50%	4.3%	4.8%	4.8%

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

For the international plans, the rate of return is expected to be in line with fixed income local government bonds with comparable terms.

The actuarially computed components of net periodic pension cost recognized in our consolidated statements of operations for each year are shown below:

	U.S. Plan			International Plans
	2006	2005	2004	2006	2005	2004
	(in thousands)
Interest cost of projected benefit obligation	$4,880	$4,649	$4,455	$2,618	$2,525	$2,375
Expected return on plan assets	(5,225)	(4,568)	(4,220)	(1,161)	(1,299)	(1,299)
Amortization of prior service cost	—	—	—	19	19	19
Recognized actuarial loss	1,430	1,274	1,307	1,357	589	559

Net periodic pension cost	$1,085	$1,355	$1,542	$2,833	$1,834	$1,654

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables display the change in benefit obligation and the change in the plan assets and funded status of the plans as well as the amounts recognized in our consolidated balance sheets:

	U.S. Plan		International Plans		Total
	For the year ended September 30,
	2006	2005	2006	2005	2006	2005
	(in thousands)
Change in Benefit Obligation:
Accumulated and projected benefit obligation—beginning of year	$89,828	$77,947	$53,230	$44,922	$143,058	$122,869
Interest cost	4,880	4,649	2,618	2,525	7,498	7,174
Actuarial (gain) loss	(3,299)	8,959	506	9,396	(2,793)	18,355
Foreign exchange impact	—	—	3,669	(1,670)	3,669	(1,670)
Benefits paid	(3,626)	(1,727)	(1,274)	(1,943)	(4,900)	(3,670)

Accumulated and projected benefit obligation—end of year	$87,783	$89,828	$58,749	$53,230	$146,532	$143,058

Change in Plan Assets and Funded Status:
Plan assets at fair value—beginning of year	$66,786	$61,857	$26,670	$26,695	$93,456	$88,552
Actual return on plan assets	5,765	6,656	1,221	2,490	6,986	9,146
Employer contributions	4,160	—	—	—	4,160	—
Foreign exchange impact	—	—	1,864	(764)	1,864	(764)
Benefits paid	(3,626)	(1,727)	(1,094)	(1,751)	(4,720)	(3,478)

Plan assets at fair value—end of year	73,085	66,786	28,661	26,670	101,746	93,456
Accumulated and projected benefit obligation—end of year	87,783	89,828	58,749	53,230	146,532	143,058

Funded status	(14,698)	(23,042)	(30,088)	(26,560)	(44,786)	(49,602)
Unrecognized actuarial loss	40,805	46,074	15,627	15,494	56,432	61,568
Unrecognized prior service cost	—	—	232	235	232	235

Net prepaid (accrued) benefit cost	$26,107	$23,032	$(14,229)	$(10,831)	$11,878	$12,201

	U.S. Plan		International Plans		Total
	September 30,
	2006	2005	2006	2005	2006	2005
	(in thousands)
Amounts Recognized in the Balance Sheet:
Accrued benefit liability	$(14,698)	$(23,042)	$(30,578)	$(26,560)	$(45,276)	$(49,602)
Intangible asset	—	—	232	235	232	235
Minimum pension liability (1)	40,805	46,074	16,117	15,494	56,922	61,568

Net prepaid (accrued) benefit cost	$26,107	$23,032	$(14,229)	$(10,831)	$11,878	$12,201

(1)	Included in the accumulated other comprehensive income (loss) component of stockholders’ equity (in accordance with SFAS 130, Reporting Comprehensive Income).

Our 2006 and 2005 consolidated balance sheets include the minimum pension liability of $56.9 million and $61.6 million, respectively, in other long-term liabilities. Those same balance sheets also reflect the net prepaid (accrued) benefit cost of $11.9 million and $12.2 million, respectively, in prepaid expenses and other noncurrent assets of $26.3 million and $21.8 million, offset by $14.4 million and $9.6 million, respectively, in accrued compensation and benefits and other noncurrent liabilities. The increase (decrease) in the minimum pension liability, totaling $(4.7) million, $11.7 million and $(1.2) million for 2006, 2005 and 2004,

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively, has been included in other comprehensive income (loss) in the accompanying consolidated statements of comprehensive income. The decrease in the minimum pension liability in 2006 was due primarily to an increase in the discount rate for the U.S. Plan. The increase in the minimum pension liability in 2005 was due primarily to changes in the discount rate and mortality rate actuarial assumptions.

The following table shows the percentage of total plan assets for each major category of plan assets:

	U.S. Plan		International Plans
	September 30,
	2006	2005	2006	2005
Asset category:
Equity securities	60%	61%	—	—
Fixed income securities	40%	39%	100%	100%

	100%	100%	100%	100%

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

The U.S. plan’s investment policy prohibits the use of derivatives associated with leverage and speculation or investments in securities issued by PTC, except through index-related strategies and/or commingled funds. An investment committee oversees management of the pension plan’s assets. Plan assets consist primarily of investments in mutual funds invested in equity and fixed income securities.

Based on actuarial valuations and, in 2006, additional voluntary contributions, we contributed $4.2 million, $0.0 million and $2.7 million in 2006, 2005 and 2004, respectively, to the plans. We have no minimum funding requirements in 2007.

As of September 30, 2006, benefit payments expected to be paid over the next ten years are outlined in the following table:

	U.S. Plan	International Plans	Total
	(in thousands)
Year ending September 30,
2007	$2,368	$531	$2,899
2008	2,645	370	3,015
2009	2,999	713	3,712
2010	3,300	562	3,862
2011	3,577	804	4,381
2012 to 2016	24,508	6,608	31,116

M. Segment Information

We operate within a single industry segment – computer software and related services. Operating segments as defined by SFAS 131, Disclosures about Segments of an Enterprise and Related Information, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is our executive officers. We have two operating and reportable segments: (1) Software Products, which includes license and maintenance revenue (including new releases and technical support); and (2) Services, which includes consulting, implementation, training and other support revenue. In our consolidated statements of operations, maintenance revenue is included in service revenue. We do not allocate certain sales, marketing or administrative expenses to our operating segments, as these activities are managed separately.

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

Through the end of the third quarter of 2005, half of Pro/INTRALINK revenue was allocated to Desktop Solutions and half was allocated to Enterprise Solutions. As a result of the new, Windchill-based technology configuration of Pro/INTRALINK 8.0, beginning as of the fourth quarter of 2005, all Pro/INTRALINK revenue is classified as Enterprise Solutions.

The revenue and operating income (loss) attributable to these operating segments are summarized as follows:

	Year ended September 30,
	2006	2005	2004
	(in thousands)
Revenue:
Software Products Segment:
License:
Desktop Solutions	$166,899	$138,583	$139,294
Enterprise Solutions	96,561	71,134	59,566

Total software products license revenue	263,460	209,717	198,860

Maintenance (1):
Desktop Solutions	302,767	286,255	276,008
Enterprise Solutions	68,310	56,314	47,412

Total software products maintenance revenue	371,077	342,569	323,420

Total software products revenue	634,537	552,286	522,280

Services Segment:
Desktop Solutions	91,744	78,291	65,385
Enterprise Solutions	128,637	90,142	72,364

Total services revenue	220,381	168,433	137,749

Total revenue:
Desktop Solutions	561,410	503,129	480,687
Enterprise Solutions	293,508	217,590	179,342

Total revenue	$854,918	$720,719	$660,029

Operating income: (2) (3) (4)
Software products Segment	$406,118	$373,769	$349,059
Services Segment	21,065	19,350	(6,072)
Sales and marketing expenses (5)	(277,962)	(244,449)	(242,604)
Unallocated expenses (6)	(77,495)	(62,884)	(62,967)

Total operating income	$71,726	$85,786	$37,416

(1)	Maintenance revenue is included in Service Revenue in our consolidated statements of operations.
(2)	The operating income reported does not represent the total operating results for each operating segment as it does not contain an allocation of sales, marketing, corporate and general administrative expenses incurred in support of the operating segments.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	We recorded restructuring and other charges (credits) and in-process research and development charges of $8.0 million, $(0.6) million and $42.9 million in 2006, 2005 and 2004, respectively. In 2006, 2005 and 2004, Software Products included $3.6 million, $(0.7) million and $9.5 million, respectively; Services included $1.1 million, $0.1 million and $12.2 million, respectively; sales and marketing expenses included $3.6 million, $0.7 million and $16.5 million, respectively; and unallocated expenses included $(0.3) million, $(0.7) million and $4.7 million, respectively, of the restructuring and other charges (credits) and in-process research and development charges recorded in those respective periods.
(4)	As described in Note A, we adopted SFAS 123(R) on July 3, 2005. In 2006, 2005 and 2004, Software Products included $11.2 million, $4.5 million and $0.4, respectively; Services included $5.6 million, $2.0 million and none, respectively; sales and marketing expenses included $11.1 million, $5.1 million and none, respectively; and general and administrative expenses included $12.6 million, $3.9 million and none, respectively, of stock-based compensation recorded in those periods.
(5)	Represents all sales and marketing expenses, including the related portion of restructuring and other charges.
(6)	Unallocated expenses represent all corporate and general and administrative expenses, including the related portion of restructuring and other charges.

Data for the geographic regions in which we operate is presented below:

	Year ended September 30,
	2006	2005	2004
	(in thousands)
Revenue:
North America (1)	$360,580	$271,974	$232,883
Europe (2)	287,520	254,178	240,269
Asia-Pacific (3)	206,818	194,567	186,877

Total revenue	$854,918	$720,719	$660,029

Long-lived tangible assets:
North America	$38,530	$40,931	$44,320
Europe	5,604	5,536	6,275
Asia-Pacific	7,469	6,084	5,185

Total long-lived tangible assets	$51,603	$52,551	$55,780

(1)	Includes revenue in the United States totaling $345.0 million, $261.7 million and $221.8 million for 2006, 2005 and 2004, respectively.
(2)	Includes revenue in Germany totaling $88.0 million, $77.5 million and $72.7 million for 2006, 2005 and 2004, respectively.
(3)	Includes revenue in Japan totaling $94.8 million, $110.7 million and $111.8 million for 2006, 2005 and 2004, respectively.

Our international revenue is presented based on the location of our customer. We license products to customers worldwide. Our sales and marketing operations outside the United States are conducted principally through our international sales subsidiaries throughout Europe and the Asia-Pacific region. Intercompany sales and transfers between geographic areas are accounted for at prices that are designed to be representative of unaffiliated party transactions.

N. Subsequent Events

On October 18, 2006, we acquired ITEDO Software GmbH and ITEDO Software LLC (collectively, ITEDO), headquartered in Germany, for approximately $17 million in cash. ITEDO provides software solutions for creating and maintaining technical illustrations to customers in multiple discrete manufacturing vertical markets such as automotive, aerospace and defense, and industrial equipment. ITEDO had approximately 30 employees and generated revenue of approximately $5 million for the twelve months ended July 31, 2006. We do not expect this acquisition to have a material impact on our results of operations or financial position.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2006, we granted an aggregate of 495,768 shares of restricted stock, primarily to our executive officers, all of which are earned based on performance conditions established by the Compensation Committee of our Board of Directors on the grant date (the performance criteria) and are also subject to service conditions. Of those shares, an aggregate of 128,968 with an intrinsic value at the time of grant of approximately $2.4 million were issued in connection with our Executive Incentive Performance Plan for the 2007 fiscal year performance period (the EIP Shares) and an aggregate of 366,800 shares with an intrinsic value at the time of grant of approximately $6.8 million were issued as part of our annual equity incentive program (Annual Shares). The restrictions on the EIP Shares will lapse based on achievement of the performance criteria on the later of November 9, 2007 or the date the Compensation Committee determines the extent to which the performance criteria have been achieved. The Annual Shares are subject to the same performance criteria. Annual Shares earned under these criteria are then subject to time-based restrictions that lapse as to substantially one-third of such shares on each of (i) the later of November 9, 2007 or the date the Compensation Committee determines the performance criteria have been achieved, (ii) November 9, 2008 and (iii) November 9, 2009.

In November 2006, we also issued an aggregate of 405,207 restricted stock units. Of those restricted stock units, (i) 57,380 with an intrinsic value at the time of grant of approximately $1.1 million are performance-based and were issued in connection with our employee management incentive plans for 2007 and will vest to the extent the performance criteria are achieved on the later November 3, 2007 or the date the Compensation Committee determines the extent to which the performance criteria have been achieved, and (ii) 347,827 with an intrinsic value at the time of grant of approximately $6.5 million were issued to employees as part of our annual equity incentive program and substantially all of which will vest in three equal installments on each of November 3, 2007, 2008 and 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Parametric Technology Corporation:

We have completed integrated audits of Parametric Technology Corporation’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Parametric Technology Corporation and its subsidiaries at September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note A, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, as of July 3, 2005.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of September 30, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Mathsoft Corporate Holdings, Inc. (Mathsoft) from its assessment of internal control over financial reporting as of September 30, 2006 because it was acquired by the Company in a purchase business combination during 2006. We have also excluded Mathsoft from our audit of internal control over financial reporting. Mathsoft is a wholly owned subsidiary whose total assets and total revenues each represented less than 2% of the related consolidated financial statement amounts as of and for the year ended September 30, 2006.

/s/    PricewaterhouseCoopers LLP

Boston, Massachusetts

December 14, 2006

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

	September 30,
	2006 (1)	2005 (1)	2004	2003	2002
	(in thousands, except per share data)
Revenue	$854,918	$720,719	$660,029	$671,940	$741,957
Operating income (loss)	71,726	85,786	37,416	(79,625)	(78,486)
Net income (loss)	60,866	83,592	34,813	(98,280)	(93,621)
Earnings (loss) per share—Basic (2)	0.55	0.77	0.33	(0.93)	(0.90)
Earnings (loss) per share—Diluted (2)	0.54	0.75	0.32	(0.93)	(0.90)
Total assets	895,444	786,623	676,340	610,066	682,519
Working capital	91,412	78,965	210,499	137,349	207,016
Long-term liabilities, less current portion	110,641	118,017	122,148	112,863	100,022
Stockholders’ equity	438,099	323,844	241,951	195,158	289,928

(1)	The financial position and results of operations for 2006 and 2005 reflect our acquisition of Mathsoft Corporate Holdings, Inc. on April 28, 2006 for $64.4 million in cash and Arbortext, Inc. on July 19, 2005 for $194.8 million in cash. Results of operations for Mathsoft and Arbortext have been included in the statement of operations since their acquisition dates.
(2)	Effective on February 28, 2006, we implemented a reverse stock split pursuant to which every five shares of issued and outstanding common stock of PTC were automatically combined into two issued and outstanding shares of common stock without any change in the par value of such shares. Historical per share data presented in this summary has been restated to reflect this reverse stock split.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands, except per share data)

	September 30, 2006	July 1, 2006	April 1, 2006	December 31, 2005
Revenue	$245,502	$216,704	$200,194	$192,518
Operating income	31,899	13,461	15,088	11,278
Net income	25,723	16,876	10,751	7,516
Earnings per share—Basic (2)	0.23	0.15	0.10	0.07
Earnings per share—Diluted (2)	0.22	0.15	0.09	0.07
Common stock prices: (1) (2)
High	$17.77	$16.54	$17.42	$17.67
Low	$12.45	$11.73	$14.40	$14.20

	September 30, 2005	July 2, 2005	April 2, 2005	January 1, 2005
Revenue	$195,092	$180,334	$176,103	$169,190
Operating income	11,568	26,514	24,492	23,212
Net income	17,275	26,654	20,504	19,159
Earnings per share—Basic (2)	0.16	0.25	0.19	0.18
Earnings per share—Diluted (2)	0.15	0.24	0.18	0.17
Common stock prices: (1) (2)
High	$17.93	$16.75	$14.85	$15.23
Low	$15.10	$12.10	$12.88	$12.08

(1)	The common stock prices are based on the Nasdaq Global Select Market (formerly Nasdaq National Market) daily closing stock price as adjusted for the reverse stock split described in note (2) below. Our common stock is traded on the Nasdaq Global Select Market under the symbol “PMTC”.
(2)	Effective on February 28, 2006, we implemented a reverse stock split pursuant to which every five shares of issued and outstanding common stock of PTC were automatically combined into two issued and outstanding shares of common stock without any change in the par value of such shares. Historical per share data presented in this summary has been restated to reflect this reverse stock split.