Form 10-Q
period 2006-12-30
PARAMETRIC TECHNOLOGY CORP
filed 2007-02-08
CIK 857005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2006
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
     Large Accelerated Filer ☒          Accelerated Filer ☐          Non-accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐          NO  ☒
There were 114,063,113 shares of our common stock outstanding on February 2, 2007.

PARAMETRIC TECHNOLOGY CORPORATION
INDEX TO FORM 10-Q
For the Quarter Ended December 30, 2006

PART I—FINANCIAL INFORMATION
PARAMETRIC TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	December 30,	September 30,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$147,341	$183,448
Accounts receivable, net of allowance for doubtful accounts of $3,698 and $4,900 at December 30, 2006 and September 30, 2006, respectively	195,757	181,008
Prepaid expenses	21,001	20,495
Other current assets (Note 1)	58,314	51,824
Deferred tax assets	1,327	1,341

Total current assets	423,740	438,116
Property and equipment, net	52,441	51,603
Goodwill	263,585	249,252
Acquired intangible assets, net	79,796	77,870
Deferred tax assets	2,983	3,205
Other assets	74,142	75,398

Total assets	$896,687	$895,444

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,589	$22,793
Accrued expenses and other current liabilities	44,195	46,444
Accrued compensation and benefits	48,930	72,632
Accrued income taxes	9,426	7,066
Deferred revenue (Note 1)	196,014	197,769

Total current liabilities	324,154	346,704
Other liabilities (Note 2)	96,996	97,413
Deferred revenue (Note 1)	9,540	13,228

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 113,946 and 111,880 shares issued and outstanding at December 30, 2006 and September 30, 2006, respectively	1,139	1,119
Additional paid-in capital	1,734,512	1,723,570
Accumulated deficit	(1,227,539)	(1,242,692)
Accumulated other comprehensive loss	(42,115)	(43,898)

Total stockholders’ equity	465,997	438,099

Total liabilities and stockholders’ equity	$896,687	$895,444

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended
	December 30,	December 31,
	2006	2005
Revenue:
License	$66,588	$58,527
Service	155,079	133,991

Total revenue	221,667	192,518

Costs and expenses:
Cost of license revenue	3,560	3,303
Cost of service revenue	68,568	58,722
Sales and marketing	69,561	63,645
Research and development	37,984	34,583
General and administrative	18,923	19,629
Amortization of acquired intangible assets	2,088	1,358

Total costs and expenses	200,684	181,240

Operating income	20,983	11,278
Other income (expense), net	780	1,099

Income before income taxes	21,763	12,377
Provision for income taxes	6,610	4,861

Net income	$15,153	$7,516

Earnings per share—Basic (Note 4)	$0.14	$0.07
Earnings per share—Diluted (Note 4)	$0.13	$0.07
Weighted average shares outstanding—Basic	111,830	109,485
Weighted average shares outstanding—Diluted	117,283	112,671
The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	December 30,	December 31,
	2006	2005
Cash flows from operating activities:
Net income	$15,153	$7,516
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	9,536	8,061
Stock-based compensation	8,630	9,664
Other non-cash expenses, net	69	642
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(8,302)	(4,720)
Accounts payable and accrued expenses	(1,786)	(5,222)
Accrued compensation and benefits	(25,818)	(23,566)
Deferred revenue	(14,895)	(8,947)
Accrued income taxes	2,735	(2,673)
Other current assets and prepaid expenses	639	2,579
Other noncurrent assets and liabilities	(2,299)	(4,903)

Net cash used by operating activities	(16,338)	(21,569)

Cash flows from investing activities:
Additions to property and equipment	(6,345)	(3,350)
Acquisitions of businesses, net of cash acquired	(17,639)	(10,675)

Net cash used by investing activities	(23,984)	(14,025)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,788	832
Payments of withholding taxes in connection with settlement of restricted stock units	(5,549)	—
Tax benefit from stock-based awards	94	—
Payments of capital lease obligations	(121)	(94)

Net cash provided by financing activities	2,212	738

Effect of exchange rate changes on cash and cash equivalents	2,003	(2,415)

Net decrease in cash and cash equivalents	(36,107)	(37,271)
Cash and cash equivalents, beginning of period	183,448	204,423

Cash and cash equivalents, end of period	$147,341	$167,152

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended
	December 30,	December 31,
	2006	2005
Net income	$15,153	$7,516

Other comprehensive income (loss), net of tax provision (benefit):
Foreign currency translation adjustment, net of tax of $0 for both periods	1,808	(579)
Unrealized gain (loss) on investment securities, net of tax of $0 for both periods	(25)	327

Other comprehensive income (loss)	1,783	(252)

Comprehensive income	$16,936	$7,264

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Parametric Technology Corporation (PTC) and its wholly owned subsidiaries and have been prepared by management in accordance with accounting principles generally accepted in the United States of America and in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. While we believe that the disclosures presented are adequate to make the information not misleading, these unaudited quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated. Unless otherwise indicated, all references to a year reflect our fiscal year, which ends on September 30. The year-end consolidated balance sheet is derived from our audited financial statements.
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
Deferred revenue primarily relates to software maintenance agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and, if not yet paid, the related customer receivable is included in other current assets. Billed but uncollected maintenance-related amounts included in other current assets at December 30, 2006 and September 30, 2006 were $56.6 million and $50.0 million, respectively.
The results of operations for the three months ended December 30, 2006 are not necessarily indicative of the results expected for the remainder of the fiscal year.
2. Restructuring and Other Charges
There were no restructuring and other charges recorded in the first quarters of 2007 and 2006.
The following table summarizes restructuring accrual activity for the three months ended December 30, 2006:

	Employee	Facility
	Severance	Closures
	and Related	and Other
	Benefits	Costs	Total
	(in thousands)
Balance, September 30, 2006	$1,084	$21,293	$22,377
Cash disbursements	(142)	(1,399)	(1,541)
Foreign exchange impact	32	75	107

Balance, December 30, 2006	$974	$19,969	$20,943

The accrual for facility closures and related costs is included in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheet, and the accrual for employee severance and related benefits is included in accrued compensation and benefits. As of December 30, 2006, of the $20.9 million remaining in accrued restructuring charges, $8.1 million was included in current liabilities and $12.8 million was included in other long-term liabilities, principally for facility costs to be paid out through 2014.
In determining the amount of the facilities accrual, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates are reviewed quarterly based on known real estate market conditions and the credit-worthiness of subtenants, and may result in revisions to established facility reserves. We had accrued $19.4 million as of December 30, 2006 related to excess facilities (compared to $20.7 million at September 30, 2006), representing gross lease commitments with agreements expiring at various dates through 2014 of approximately $44.4 million, net of committed and estimated sublease income of approximately $24.5 million and a present value factor of $0.5 million. We have entered into signed sublease arrangements for approximately $21.6 million, with the remaining $2.9 million based on future estimated sublease arrangements, including $2.1 million for space currently available for sublease.
3. Stock-based Compensation
We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)) on July 3, 2005, effective with the beginning of the fourth quarter of 2005. SFAS No. 123(R) requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option pricing model. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.
Our equity incentive plans provide for grants of nonqualified and incentive stock options, common stock, restricted stock, restricted stock units and stock appreciation rights to employees, directors, officers and consultants. Until July 2005, we generally granted stock options. For those options, the option exercise price was typically the fair market value at the date of grant and they generally vested over four years and expired ten years from the date of grant. Since the date that we adopted SFAS 123(R), we have awarded restricted stock and restricted stock units as the principal equity incentive awards, including certain performance-based awards that are earned based on achieving performance criteria established by the Compensation Committee of our Board of Directors on or prior to the grant date. Each restricted stock unit represents the contingent right to receive one share of our common stock. Our equity incentive plans are described more fully in Note J to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.
We made the following restricted stock and restricted stock unit grants in the first quarters of 2007 and 2006:

	Restricted Stock		Restricted Stock Units
Grant Period	Performance-based	Time-based	Performance-based	Time-based
	(Number of Shares)		(Number of Units)
First quarter of 2007	495,768	—	57,380	347,827
First quarter of 2006	515,617	346,800	321,821	802,137
Restricted Stock
Performance-based. In the first quarters of 2007 and 2006, we granted to our executive officers performance-based shares that are earned based on achievement of certain company operating performance criteria specified by the Compensation Committee on or prior to the date of grant. With respect to the 2007 grant, if the specified performance criteria are achieved in full, the restrictions on approximately 251,235 shares will lapse on the later of November 9, 2007 or the date the Compensation Committee determines the extent to which the performance criteria have been achieved, and the restrictions on the remaining 244,533 shares will lapse in substantially equal amounts on November 9, 2008 and 2009, provided that the holder of the award remains employed by us at those dates. With respect to the 2006 grant, because the specified performance criteria were achieved in full, the restrictions on 284,417 of the shares lapsed on November 9, 2006 and the restrictions on the remaining shares will lapse in equal installments on November 9, 2007 and 2008, provided that the holder of the award remains employed by us at those dates.
Time-based. In the first quarter of 2006, 346,800 shares were granted to our executive officers. The restrictions on one third of these shares lapsed on November 9, 2006 and those on the remaining shares will lapse in substantially equal installments on November 9, 2007 and 2008, provided that the holder of the award remains employed by us at those dates.
Restricted Stock Units
Performance-based. In the first quarter of 2007, 57,380 performance-based restricted stock units were granted to employees in connection with our employee management incentive plans for the 2007 fiscal year and will vest on the later of November 9, 2007 or the date the Compensation Committee determines the extent to which the performance criteria have been achieved, provided that the holder of the award remains employed by us at those dates. In the first quarter of 2006, 321,821 performance-based restricted stock units were granted to employees in connection with our employee management incentive plans for the 2006 fiscal year and were earned in full on November 9, 2006 based on achievement of specified performance criteria established by the Compensation Committee.
Time-based. In the first quarter of 2007, 347,827 restricted stock units, which vest in three substantially equal installments on November 3, 2007, 2008 and 2009, were granted to employees. In the first quarter of 2006, 802,137 time-based restricted stock units were granted to employees, which vest in three substantially equal installments on November 9, 2006, 2007 and 2008, provided that the holder of the award remains employed by us at those dates.
With respect to all types of equity awards, in the first quarter of 2007, the restrictions on 635,129 restricted shares lapsed and 948,019 restricted stock units vested. The fair value of restricted shares and restricted stock units granted in the first quarter of 2007 was based on the fair market value of our stock on the date of grant. The weighted average fair value per share of restricted shares and restricted stock units granted in the first quarter of 2007 was $18.61.
The following table shows the classification of compensation expense recorded for our stock-based awards as reflected in our consolidated statements of operations:

	Three months ended
	December 30,	December 31,
	2006	2005
	(in thousands)
Cost of license revenue	$21	$40
Cost of service revenue	1,910	1,947
Sales and marketing	1,565	2,315
Research and development	1,842	2,105
General and administrative	3,292	3,257

Total stock-based compensation expense	$8,630	$9,664

4. Common Stock and Earnings Per Share (EPS)
Basic EPS is calculated by dividing net income by the weighted average number of shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic earnings per share. Diluted EPS is calculated by dividing net income by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, restricted shares and restricted stock units using the treasury stock method. The calculation of the dilutive effect of outstanding equity awards under the treasury stock method includes consideration of unrecognized compensation expense and any tax benefits as additional proceeds.
The following table presents the calculation for both basic and diluted EPS:

	Three months ended
	December 30,	December 31,
	2006	2005
	(in thousands,
	except per share data)
Net income	$15,153	$7,516

Weighted average shares outstanding—Basic	111,830	109,485
Dilutive effect of employee stock options, restricted shares and restricted stock units	5,453	3,186

Weighted average shares outstanding—Diluted	117,283	112,671

Earnings per share—Basic	$0.14	$0.07
Earnings per share—Diluted	$0.13	$0.07
Stock options to purchase 3.5 million shares and 4.4 million shares were outstanding for the first quarters of 2007 and 2006, respectively, but were not included in the calculation of diluted net income per share because the exercise prices per share, plus the tax benefits and unamortized compensation relating thereto, were greater than the average market price of our common stock for those periods. These shares were excluded from the computation of diluted EPS as the effect would have been anti-dilutive.
5. Acquisitions
ITEDO
On October 18, 2006, we acquired ITEDO Software GmbH and ITEDO Software LLC (together, ITEDO), headquartered in Germany, for approximately $16.7 million in cash. In addition, we agreed to pay up to $0.5 million of additional cash consideration if specified product integration targets are achieved within three years of the acquisition date. ITEDO provided software solutions for creating and maintaining technical illustrations to customers in multiple discrete manufacturing vertical markets such as automotive, aerospace and defense, and industrial equipment. ITEDO had approximately 30 employees and generated revenue of approximately $5 million for the twelve months ended July 31, 2006. Results of operations for ITEDO have been included in the accompanying consolidated statement of operations since October 19, 2006. Our results of operations prior to this acquisition, if presented on a pro forma basis as if the companies had been combined since the beginning of fiscal 2006, would not differ materially from our reported results.
This acquisition was accounted for as a business combination. The purchase price allocation is preliminary pending the final valuation of assets and liabilities acquired. The preliminary purchase price allocation recorded in the accompanying consolidated balance sheet as of December 30, 2006 resulted in an increase in goodwill of $11.8 million, an increase in intangible assets of $5.6 million (including purchased software of $4.7 million, customer relationships of $0.7 million, and other intangible assets of $0.2 million, which are being amortized over estimated average useful lives of 4 to 10 years) and an increase in other net liabilities of $0.7 million. The goodwill and intangible assets are not deductible for tax purposes.
Mathsoft
On April 28, 2006, we acquired Mathsoft Corporate Holdings, Inc., including its wholly owned subsidiary Mathsoft Engineering & Education, Inc. (together, Mathsoft). Mathsoft’s primary product was Mathcad ® software, which helps engineering organizations create, automate, document and reuse engineering calculations in the product development process, and in other mathematics-driven processes. Mathsoft had approximately 120 employees in offices primarily in the U.S. and Europe and generated revenue of approximately $20 million for the twelve months ended March 31, 2006. Results of operations for Mathsoft have been included in the accompanying consolidated statement of operations since April 29, 2006. Our results of operations prior to this acquisition, if presented on a pro forma basis as if the companies had been combined since the beginning of fiscal 2006, would not differ materially from our reported results.
DENC and Cadtrain
In the first quarter of 2006, we acquired DENC AG and substantially all of the assets of Cadtrain, Inc. for an aggregate of $9.9 million in cash. In addition, we agreed to pay up to an aggregate of $2.0 million of additional cash consideration if specified targets, including revenue and customer retention results, were achieved within one year of the acquisition dates. As of September 30, 2006, the specified targets of the DENC contingent purchase price arrangement were met and related payments of $0.5 million were recorded as additional goodwill. In the first quarter of 2007, the specified targets of the Cadtrain contingent purchase price arrangement were met and related payments of $1.5 million were recorded as additional goodwill.
6. Goodwill and Acquired Intangible Assets
We have two reportable segments: (1) software products and (2) services. As of December 30, 2006 and September 30, 2006, goodwill and acquired intangible assets in the aggregate attributable to our software products reportable segment was $315.9 million and $300.9 million, respectively, and attributable to our services reportable segment was $27.5 million and $26.2 million, respectively. Goodwill and other intangible assets are tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting segment below its carrying value. We completed our annual impairment review as of July 1, 2006 and concluded that no impairment charge was required as of that date. Since that date, there have not been any events or changes in circumstances that indicate that the carrying values of goodwill or acquired intangible assets may not be recoverable.

Goodwill and acquired intangible assets consisted of the following:

	December 30, 2006			September 30, 2006
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
	(in thousands)
Goodwill and intangible assets with indefinite lives (not amortized):
Goodwill			$263,585			$249,252
Trademarks			4,246			4,200

			267,831			253,452

Intangible assets with finite lives (amortized):
Purchased software	$60,944	$36,698	24,246	$56,096	$35,098	20,998
Capitalized software	22,877	22,675	202	22,877	22,252	625
Customer lists and relationships	65,649	17,076	48,573	64,634	15,195	49,439
Trademarks and tradenames	1,748	403	1,345	1,645	313	1,332
Other	1,935	751	1,184	1,910	634	1,276

	$153,153	$77,603	75,550	$147,162	$73,492	73,670

Total goodwill and acquired intangible assets			$343,381			$327,122

The changes in the carrying amounts of goodwill and intangible assets with indefinite lives at December 30, 2006 from September 30, 2006 are due to the impact of acquisitions (described in Note 5) and to foreign currency translation adjustments related to those asset balances that are recorded in non-U.S. currencies.
Changes in goodwill, presented by reportable segment, were as follows:

	Software
	Products	Services
	Segment	Segment	Total
	(in thousands)
Balance, September 30, 2006	$231,699	$17,553	$249,252
Acquisition of ITEDO	11,832	—	11,832
Additional purchase price paid for Cadtrain acquisition	—	1,500	1,500
Foreign currency translation adjustments	937	64	1,001

Balance, December 30, 2006	$244,468	$19,117	$263,585

The aggregate amortization expense for intangible assets with finite lives recorded for the first quarters of 2007 and 2006 was classified in our consolidated statements of operations as follows:

	Three months ended
	December 30,	December 31,
	2006	2005
	(in thousands)
Amortization of acquired intangible assets	$2,088	$1,358
Cost of license revenue	1,711	1,196
Cost of service revenue	32	—

Total amortization expense	$3,831	$2,554

7. Recent Accounting Pronouncements
Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans
In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). For fiscal years ending after December 15, 2006, SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan), generally measured as the difference between plan assets at fair value and the projected benefit obligation, as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also generally requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. In addition, SFAS 158 requires disclosure in the notes to financial statements of additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. Upon initial application of SFAS 158 and subsequently, an employer should continue to apply the provisions in SFAS 87, 88 and 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost. Because our significant defined benefit pension plans are frozen and the accumulated benefit obligation equals the projected benefit obligation, we have already recorded in other long-term liabilities and accumulated other comprehensive income the minimum pension liability. As such, the adoption of SFAS 158 did not have a material impact on our consolidated financial position, results of operations or cash flows.
Accounting for Uncertainty in Income Taxes
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure relative to uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption encouraged. We will adopt FIN 48 in fiscal 2008. We are currently evaluating whether or not the adoption of FIN 48 will have a material effect on our consolidated financial position, results of operations or cash flows.
Fair Value Measurements
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (SFAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not believe the adoption of SFAS 157 in fiscal 2009 will have a material effect on our consolidated financial position, results of operations or cash flows.
Quantifying Financial Statement Misstatements
In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108) regarding the process of quantifying financial statement misstatements. SAB 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating materiality of a misstatement. The interpretations in SAB 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS 154, Accounting Changes and Error Corrections, for the correction of an error in financial statements. SAB 108 is effective for financial statements covering the first fiscal year ending after November 15, 2006. Our adoption of SAB 108 in the first quarter of 2007 did not have a material effect on our financial position, results of operations or cash flows.
8. Segment Information
We operate within a single industry segment — computer software and related services. Operating segments as defined by SFAS 131, Disclosures about Segments of an Enterprise and Related Information, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-

making group is our executive officers. We have two operating and reportable segments: (1) Software Products, which includes license and maintenance revenue (including new releases and technical support); and (2) Services, which includes consulting, implementation, training and other support revenue. In our consolidated statements of operations, maintenance revenue is included in service revenue. We do not allocate certain sales, marketing or administrative expenses to our operating segments, as these activities are managed separately.
We report our revenue in two product categories:
•	Enterprise Solutions, which includes Windchill®, Pro/INTRALINK®, Arbortext® Publishing Engine™, Arbortext IsoView™ and all other solutions that help companies collaborate, manage and publish information across an extended enterprise; and
•	Desktop Solutions, which includes Pro/ENGINEER®, Arbortext Editor™, Arbortext IsoDraw™, Mathcad® and all other solutions that help companies create content and improve desktop productivity.
The revenue and operating income (loss) attributable to these operating segments are summarized as follows:

	Three months ended
	December 30,	December 31,
	2006	2005
	(in thousands)
Revenue:
Software Products segment:
License:
Desktop solutions	$43,330	$36,097
Enterprise solutions	23,258	22,430

Total software products license revenue	66,588	58,527

Maintenance: (1)
Desktop solutions	81,369	73,267
Enterprise solutions	19,215	16,252

Total software products maintenance revenue	100,584	89,519

Total software products revenue	167,172	148,046

Services segment:
Desktop solutions	19,561	17,005
Enterprise solutions	34,934	27,467

Total services revenue	54,495	44,472

Total revenue:
Desktop solutions	144,260	126,369
Enterprise solutions	77,407	66,149

Total revenue	$221,667	$192,518

Operating income (loss): (2)
Software Products segment	$108,316	$94,632
Services segment	1,151	(80)
Sales and marketing expenses	(69,561)	(63,645)
General and administrative expenses	(18,923)	(19,629)

Total operating income	$20,983	$11,278

(1)	Maintenance revenue is included in Service Revenue in the consolidated statements of operations.

(2)	The operating income(loss) reported for each operating segment does not represent the total operating results as it does not contain an allocation of sales, marketing, corporate and general and administrative expenses incurred in support of the operating segments.

Data for the geographic regions in which we operate is presented below:

	Three months ended
	December 30,	December 31,
	2006	2005
	(in thousands)
Revenue:
North America (1)	$86,481	$75,855
Europe (2)	82,743	75,037
Asia-Pacific (3)	52,443	41,626

Total revenue	$221,667	$192,518

(1)	Includes revenue in the United States totaling $82.5 million and $72.6 million for the three months ended December 30, 2006 and December 31, 2005, respectively.

(2)	Includes revenue in Germany and France totaling $24.8 million and $18.8 million, respectively, for the three months ended December 30, 2006 and $20.0 million and $22.6 million, respectively, for the three months ended December 31, 2005.

(3)	Includes revenue in Japan totaling $24.5 million and $19.7 million for the three months ended December 30, 2006 and December 31, 2005, respectively.
Total long-lived tangible assets by geographic region have not changed significantly since September 30, 2006.
9. Income Taxes
Our income tax provisions for the first quarter of 2007 and 2006 consist primarily of taxes owed in relation to the income generated by our foreign subsidiaries as well as additional withholding taxes that we incurred in the U.S. in connection with certain foreign operations. The tax provisions of those periods include insignificant amounts in relation to the income that we generated in the U.S., due to our utilization of available net operating loss carryforwards that previously had been recorded in our balance sheet with a full valuation allowance.
As of the end of the first quarter of 2007, a full valuation allowance was recorded against our net deferred tax assets in the U.S. and certain foreign jurisdictions. We concluded that as of December 30, 2006 it was still more likely than not that our net deferred tax assets in the U.S. and certain foreign jurisdictions would not be realized. While we have realized consolidated operating profits over the past three years and in the first quarter of 2007, we have only recently begun to show consistent profitability in the U.S. and, as recently as the fourth quarter of 2005, our U.S. legal entities incurred a taxable loss, due principally to the tax expense associated with the grant and vesting of restricted stock units and our employee stock option exchange.
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
10. Commitments and Contingencies
Revolving Credit Agreement
On February 21, 2006, we entered into a multi-currency bank revolving credit facility with a syndicate of seven banks. The credit facility was established primarily for general corporate purposes, including acquisitions of businesses. The credit facility consists of a $230 million revolving credit facility, which may be increased by up to an additional $150 million if the existing or additional lenders are willing to make increased commitments. The credit facility expires on February 20, 2011, when all amounts will be due and payable in full. Any obligations under the credit facility are guaranteed by PTC’s material domestic subsidiaries and are collateralized by a pledge of 65% of the capital stock of PTC’s material first-tier non-U.S. subsidiaries. We have not borrowed any funds under the credit facility to date.
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
The credit facility limits our and our subsidiaries’ ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends and make other distributions; make investments and enter into joint ventures; dispose of assets; and engage in transactions with affiliates, except on an arms-length basis. Under the credit facility, we and our material domestic subsidiaries may not invest cash or property in, or loan cash to, our foreign subsidiaries in aggregate amounts exceeding $25 million for any purpose and an additional $50 million for acquisitions of businesses. In addition, under the credit facility, we and our subsidiaries must maintain specified leverage and fixed-charge ratios. Any failure to comply with the financial or operating covenants of the credit facility would not only prevent us from being able to borrow additional funds, but would also constitute a default, resulting in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. A change in control of PTC (as defined in the credit facility) also constitutes an event of default, permitting the lenders to accelerate the required payments of all amounts due and to terminate the credit facility. We were in compliance with all financial and operating covenants of the credit facility as of December 30, 2006.
Legal Proceedings
PTC is a party to an informal legal proceeding relating to a dispute between a large customer and its third-party financing provider. The customer is disputing amounts claimed to be due by the financing provider, which amounts relate in part to purchases of PTC software and services from 2003 to 2006. The customer has defended its non-payment by disputing certain aspects of the transactions, including the authority of its representative to procure items on its behalf and to enter into the transactions with the financing provider. The total amount in dispute is unclear, but PTC has been paid for substantially all orders relating to this customer. Despite being a party to the informal legal proceeding, PTC is not a party to the disputed contracts between the customer and its third-party financing provider and we believe that neither the customer nor its financing provider has any basis for recourse against PTC. We continue to review this matter and intend to defend vigorously any effort to recover the disputed amounts from PTC if any such action were to be commenced against PTC.
In December 2006, we and Rand A Technology Corporation and Rand Technologies Limited (together, “Rand”) reached an agreement to settle the lawsuit filed by Rand on May 30, 2003 in the U.S. District Court for the District of Massachusetts and the lawsuit filed by us against Rand in 2005. As a result of this agreement to settle, we recorded a charge of $2.3 million in general and administrative expense in the fourth quarter of 2006. The settlement was finalized and paid in the second quarter of 2007.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q about our anticipated financial results and growth, as well as about the development of our products and markets, are forward-looking statements that are subject to the inherent uncertainties in predicting future results and conditions. Risks and uncertainties that could cause actual results to differ materially from those projected include the following: our ability to increase revenues or successfully execute strategic initiatives and other business initiatives while containing costs; our ability to optimize our sales and services coverage and productivity through, among other means, effective use and management of our internal resources in combination with our resellers and other strategic partners and appropriate investment in our distribution channel; our ability to successfully integrate and achieve both revenue and earnings growth from newly acquired businesses; our ability to successfully differentiate our products and services from those of our competitors and to effectively pursue opportunities within the small and medium-size business market and with strategic larger accounts; our ability to successfully help our customers expand their product development technology infrastructure to a more robust PLM product development system in order to further their global product development initiatives; as well as other risks and uncertainties referenced in Part II, Item 1A. Risk Factors of this report.
Executive Overview
In the first quarter of 2007, we reported 15% revenue growth and doubled our net income from the first quarter of 2006. Our results reflect continued acceleration in organic revenue growth and contribution from our acquired businesses. We delivered increased Desktop Solutions revenue and Enterprise Solutions revenue.
We believe our operating results reflect successful execution of our strategic initiatives over the past three years (which focused on improving our product and service offerings, our distribution model, our strategic account relationships, our competitive position and our marketing programs), as well as increased technology spending by our customers. We believe our strategic initiatives have created three key competitive differentiators which we believe are causing customers to adopt our solutions: our product development system capabilities, our single platform architecture, and our unique process framework for addressing our customers’ product development challenges. In particular, we believe our strategy to offer a product development system with fully integrated solutions on a common architecture provides us with a significant competitive advantage and is a major factor in our increased sales of Pro/ENGINEER and Windchill.
Acquisitions
A significant element of our growth strategy is to acquire strategic technologies that expand our product development system. Most recently, we acquired ITEDO Software GmbH and ITEDO Software LLC (together, ITEDO) in the first quarter of 2007 and Mathsoft Corporate Holdings, Inc., including its wholly owned subsidiary Mathsoft Engineering & Education, Inc. (together, Mathsoft), in the third quarter of 2006.
We acquired ITEDO on October 18, 2006. ITEDO provided software solutions for creating and maintaining technical illustrations to customers in multiple discrete manufacturing markets such as automotive, aerospace and defense, and industrial equipment. With this acquisition, we offer a complete solution for creating, managing and publishing text and graphical content for technical publications. ITEDO had approximately 30 employees, primarily in Germany, and generated revenue of approximately $5 million for the twelve months ended July 31, 2006.
We acquired Mathsoft on April 28, 2006. Mathsoft’s Mathcad product helps organizations create, automate, document and reuse engineering calculations in the product development process, as well as other mathematics-driven processes. When combined in our product development system, Mathcad worksheets can help determine Pro/ENGINEER designs and Windchill can manage the worksheets over the life of the product. Mathsoft had approximately 120 employees in offices primarily in the U.S. and Europe and generated revenue of approximately $20 million for the twelve months ended March 31, 2006.
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
Our software solutions historically focused on addressing the design engineering needs of manufacturing companies. Over time, we expanded our software solutions to enable customers to leverage engineering content across an extended enterprise and design chain. As part of this process, we diversified our product portfolio to include our Windchill content and process management software and our Arbortext dynamic publishing software. Our product development system for manufacturing companies, which is a combination of all of our solutions (Pro/ENGINEER ® , Windchill ® , Arbortext ® and Mathcad ® ), enables customers to meet a broad set of needs across the product lifecycle. Additionally, the Arbortext product family, including the recently introduced Windchill-based Arbortext Content Manager, enables us to offer a dynamic publishing system to address the publishing challenges of companies in additional markets, such as the life sciences, publishing, government and financial services markets.
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
Our dynamic publishing system, which is comprised of Arbortext products and technical illustration capabilities added with our recent acquisition of ITEDO (now branded as Arbortext IsoDraw and Arbortext IsoView), enables us to address significant inefficiencies in cross-functional or complex documentation development processes. With our dynamic publishing system, our customers can create compound documents from reusable content components, manage the content and processes to enable teams to work together, and configure and publish the information for a variety of uses and audiences in a variety of formats.
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
Market Opportunities
Although demand for our traditional CAD/CAM/CAE solutions continues to be limited by the relative maturity and saturation of the North American and European CAD/CAM/CAE markets, the difficulty associated with displacing incumbent product design systems in the discrete manufacturing CAD market, and increased competition and price pressure from products offering more limited functionality at lower cost, we believe demand in those regions for traditional CAD/CAM/CAE solutions will continue to grow modestly. We also believe the Asia-Pacific region continues to present an opportunity with respect to such solutions because in that region the market is relatively unsaturated, the number of mechanical engineers is growing, and companies are continuing to migrate from two-dimensional to three-dimensional design tools.
We believe the broader PLM market continues to present an opportunity for greater growth and that the overall market for PLM solutions is evolving as manufacturers seek to improve their total product development processes instead of focusing solely on individual productivity in engineering or manufacturing. We also believe that the trend toward global product development will increase demand for our PLM solutions as companies develop and manufacture products across geographic and corporate boundaries.
We believe that the acquisition of Arbortext provides opportunity within our discreet manufacturing installed base to expand the sale of additional solutions. We also believe there is potential for growth in the portion of the ECM market that our Arbortext solutions address. Additionally, we believe we have an incremental opportunity to sell our Windchill-based content management solutions into vertical markets beyond our core manufacturing base as a result of the combination of Windchill-based Arbortext Content Manager, Arbortext Editor and Arbortext Publishing Engine into an end-to-end dynamic publishing solution.
Finally, we believe there is a growing opportunity in the small and medium-size business market to sell CAD/CAM/CAE solutions as manufacturers in this market migrate from two-dimensional design tools to entry-level three-dimensional design tools. Additionally, we believe these smaller manufacturers will also have a need for and will invest in enterprise solutions over the next several years.
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
We discuss additional factors affecting our revenue and operating results under Item 1A. “Risk Factors.”
Results of Operations
The following is a summary of our results of operations for the first quarters of 2007 and 2006, which includes the results of operations of companies we acquired beginning on their respective acquisition dates. A detailed discussion of these results follows the table below.

	Three months ended
	December 30,	Percent	December 31,
	2006	Change	2005
	(Dollar amounts in millions)
Total revenue	$221.7	15%	$192.5
Total costs and expenses	200.7	11%	181.2

Operating income	21.0	86%	11.3
Other income (expense), net	0.8		1.1

Income before income taxes	21.8		12.4
Provision for income taxes	6.6		4.9

Net income	$15.2	102%	$7.5

Revenue for the first quarter of 2007 reflects the following:
•	A 15% increase in total revenue to $221.7 million for the first quarter of 2007 from $192.5 million for the first quarter of 2006 (on a consistent foreign currency basis, compared to the year-ago period, total revenue for the first quarter of 2007 increased 12%).
•	A 14% increase in license revenue to $66.6 million for the first quarter of 2007 from $58.5 million for the first quarter of 2006.
•	A 16% increase in service revenue to $155.1 million for the first quarter of 2007 from $134.0 million for the first quarter of 2006.
Revenue by product category for the first quarter of 2007 reflects the following:
•	A 17% increase in Enterprise Solutions revenue to $77.4 million for the first quarter of 2007 from $66.1 million for the first quarter of 2006.

•	A 14% increase in Desktop Solutions revenue to $144.3 million for the first quarter of 2007 from $126.4 million for the first quarter of 2006.

Total costs and expenses reflect increases in our operating cost structure from acquisitions and from measured increases to support our revenue growth.
The increase in net income in the first quarter of 2007 compared to 2006 reflects improved operating margin contributions from increased revenue year over year.
The following table shows certain consolidated financial data as a percentage of our total revenue for the first quarters of 2007 and 2006:

	Three months ended
	December 30,	December 31,
	2006	2005
Revenue:
License	30%	30%
Service	70	70

Total revenue	100	100

Costs and expenses:
Cost of license revenue	2	2
Cost of service revenue	31	30
Sales and marketing	31	33
Research and development	17	18
General and administrative	9	10
Amortization of acquired intangible assets	1	1

Total costs and expenses	91	94

Operating income	9	6
Other income (expense), net	1	1

Income before income taxes	10	7
Provision for income taxes	3	3

Net income	7%	4%

Revenue
Total Revenue
Our revenue consists of software license revenue and service revenue, which includes software maintenance revenue (consisting of providing our customers software updates and technical support) as well as consulting and training revenue (including implementation services).
We report our revenue in two product categories:
•	Enterprise Solutions, which includes Windchill, Pro/INTRALINK, Arbortext Publishing Engine, Arbortext IsoView and all other solutions that help companies collaborate, manage and publish information across an extended enterprise; and

•	Desktop Solutions, which includes Pro/ENGINEER, Arbortext Editor, Arbortext IsoDraw, Mathcad and all other solutions that help companies create content and improve desktop productivity.

The following table shows our software license revenue and our service revenue, as well as revenue by product category and by geography, for the periods stated.

	Three months ended
	December 30,	Percent	December 31,
	2006	Change	2005
	(Dollar amounts in millions)
License revenue	$66.6	14%	$58.5
Service revenue:
Maintenance revenue	100.6	12%	89.5
Consulting and training service revenue	54.5	23%	44.5

Total service revenue	155.1	16%	134.0

Total revenue	$221.7	15%*	$192.5

Revenue by product category:
Enterprise solutions revenue	$77.4	17%	$66.1
Desktop solutions revenue	144.3	14%	126.4
Revenue by geography:
North America	$86.5	14%	$75.9
Europe	82.8	10%*	75.0
Asia-Pacific	52.4	26%*	41.6
*	On a consistent foreign currency basis from the comparable year-ago period, in the first quarter of 2007 total revenue increased 12%, revenue in Europe increased 3%, and revenue in Asia-Pacific increased 27%.
In the first quarter of 2007, we experienced year-over-year revenue growth in both Desktop Solutions and Enterprise Solutions. We attribute this growth to execution of our strategic initiatives and increased technology spending by our customers. The revenue growth reflects both organic growth of our Desktop Solutions and Enterprise Solutions and revenue from the recently acquired Mathsoft and ITEDO businesses. Historically, Mathsoft generated revenue of approximately $20 million for the twelve months ended March 31, 2006 and ITEDO generated revenue of approximately $5 million for the twelve months ended July 31, 2006. The Mathsoft and ITEDO businesses have been included in our results of operations since their acquisition dates (Mathsoft on April 28, 2006 and ITEDO on October 18, 2006). Accordingly, results for the first quarter of 2006 do not include Mathsoft or ITEDO.
License Revenue. License revenue accounted for 30% of total revenue in both the first quarter of 2007 and 2006. The growth in license revenue for the first quarter of 2007 compared to the first quarter of 2006 was primarily due to organic growth in Desktop Solutions (including contributions from our reseller channel) and contributions from Mathsoft products and also reflected organic growth in Enterprise Solutions license revenue.
Consulting and training service revenue. Consulting and training service revenue, which has a lower gross profit margin than license and maintenance revenues, accounted for 25% and 23% of total revenue in the first quarter of 2007 and 2006, respectively. Growth in consulting and training services revenue is attributable to increased demand as a result of increased adoption of our software solutions. As we have increased our service revenue, we have focused on improving our consulting and training service margins by improving consulting utilization and growing revenue from higher-margin sources such as our expanding suite of computer-based training products.
Maintenance revenue. Maintenance revenue represented 45% and 46% of total revenue in the first quarter of 2007 and 2006, respectively. While maintenance revenue increased for the first quarter of 2007 compared to the comparable 2006 period, the percentage that maintenance revenue constitutes of total revenue has declined as a result of faster growth of our consulting and training service revenue and license revenue.
Revenue from Individual Customers. We enter into customer contracts that may result in revenue being recognized over multiple reporting periods. Accordingly, revenue recognized in a current quarter may be attributable to contracts entered into during the current period or in prior periods. License and/or consulting and training service revenue of $1 million or more recognized from individual customers in the first quarter of 2007 was $28.2 million, attributable to twelve customers, and in the first quarter of 2006 was $27.1 million, attributable to eight customers. While our customers may not continue to spend at these levels in future periods, we believe the strong performance in 2006, continuing into 2007, is the result of a shift in customer priorities toward PLM solutions relative to other IT spending initiatives, our improved ability to provide broader solutions to our customers, and improvements in our competitive position due to our system architecture and product development process knowledge.

Revenue by Geography. We derived 61% of our total revenue from sales to customers outside North America in the first quarter of both 2007 and 2006. Total revenue growth in North America was primarily due to organic growth and contributions from the recently acquired Mathsoft business, whose revenues were concentrated in that region. North American revenue performance reflects positive results from our strategic account program and from our indirect channel. The increase in European revenue in the first quarter of 2007 compared to the first quarter of 2006 was due primarily to strong performance in Desktop Solutions and contributions from the Mathsoft and ITEDO acquisitions, and was favorably impacted by foreign currency exchange rates. Also, European revenue for the first quarter of 2006 included a significant customer transaction completed in that region. Revenue performance in Asia-Pacific for the first quarter of 2007 compared to the first quarter of 2006 reflected a 28% increase in revenue in the Pacific Rim and a 24% increase in revenue in Japan. The revenue increase in Japan in the first quarter of 2007 included revenue from a relatively large customer transaction. We believe that the growth in Asia-Pacific reflects better execution after strategic and organizational changes we made in that region in 2006 and improved market opportunity in the Pacific-Rim. While revenue increased in Japan in the first quarter of 2007, we do not expect revenue in Japan to increase for the remainder of 2007 at the rate it did in the first quarter of 2007.
Channel Revenue. Total sales from our reseller channel, which are primarily for our Desktop Solutions, grew 20% to $47.3 million in the first quarter of 2007 from $39.3 million in the first quarter of 2006. Sales from our reseller channel were 21% of total revenue for the first quarter of 2007 compared to 20% of total revenue for the first quarter of 2006. We experienced growth in our reseller channel across all major geographies, which we attribute to our efforts to expand our reseller channel, to the success of Pro/ENGINEER Wildfire among small and medium-size businesses, and to sales of recently acquired Mathsoft products.
Enterprise Solutions Revenue
The following table shows our Enterprise Solutions software license revenue and service revenue for the periods stated.

	Three months ended
	December 30,	Percent	December 31,
	2006	Change	2005
	(Dollar amounts in millions)
Enterprise Solutions:
License revenue	$23.3	4%	$22.4
Service revenue
Maintenance revenue	19.2	18%	16.2
Consulting and training service revenue	34.9	27%	27.5

Total service revenue	54.1	24%	43.7

Total revenue	$77.4	17%	$66.1

Total revenue from our Enterprise Solutions software and related services was 35% and 34% of our total revenue in the first quarter of 2007 and 2006, respectively. The increase in Enterprise Solutions revenue in the first quarter of 2007 compared to the first quarter of 2006 was due primarily to:
•	organic growth of our Windchill solutions, which reflects our success in marketing incremental adoption of our solutions in accordance with our product development system adoption roadmap, which provides customers with a suggested approach for purchasing and implementing our solutions in stages; and

•	more wide-spread adoption of our solutions by both our existing and new customers, which we believe is a result of customer recognition of the benefits of our broad set of capabilities delivered on a single system architecture.
License Revenue. The increase in Enterprise Solutions license revenue in the first quarter of 2007 as compared to the first quarter of 2006 reflects only modest growth because our increases in sales of Pro/INTRALINK, Windchill PDMLink® and related modules during the first quarter 2007 were offset by the impact of revenue from a single, large customer transaction being recorded in the first quarter of 2006.
Maintenance Revenue. Increases in our Enterprise Solutions maintenance revenue are due primarily to an increase in the number of new users of our Enterprise Solutions as new customers are added and as existing customers expand their implementations to additional users.
Consulting and Training Service Revenue. Increases in our Enterprise Solutions training and consulting service revenue are due to increased customer demand for process and implementation consulting services.

Desktop Solutions Revenue
The following table shows our Desktop Solutions software license revenue and service revenue for the periods stated.

	Three months ended
	December 30,	Percent	December 31,
	2006	Change	2005
	(Dollar amounts in millions)
Desktop Solutions:
License revenue	$43.3	20%	$36.1
Service revenue
Maintenance revenue	81.4	11%	73.3
Consulting and training service revenue	19.6	15%	17.0

Total service revenue	101.0	12%	90.3

Total revenue	$144.3	14%	$126.4

Total revenue from our Desktop Solutions software and related services was 65% and 66% of our total revenue in the first quarter of 2007 and 2006, respectively. The increase in Desktop Solutions revenue in the first quarter of 2007 as compared to the first quarter of 2006 was due primarily to organic growth and revenue contribution from the recently acquired Mathsoft business. We attribute this growth to increased technology spending by our customers and execution of our strategic initiatives, including our decision to offer Pro/ENGINEER packages with differing price points and functionality. We designed these packages to address our customers’ purchasing patterns and to better compete in the small and medium-size business segment of our market.
License Revenue. The increase in Desktop Solutions license revenue in the first quarter of 2007 compared to the first quarter of 2006 was due primarily to organic growth, primarily from sales of Pro/ENGINEER, as well as revenue contribution from Mathsoft products. Pro/ENGINEER revenue grew across high and low-end packages, as well as upgrades and modules.
Maintenance Revenue. The increase in our Desktop Solutions maintenance revenue was due to higher renewal rates, the recent growth of license revenue, and revenue contributions from our acquired products.
Consulting and Training Service Revenue. Both Desktop Solutions consulting service revenue and training service revenue increased in the first quarter of 2007 compared to the first quarter of 2006. We attribute these increases primarily to an increase in the number of installed seats of our software products as a result of recent license revenue growth and higher maintenance renewal rates.
Costs and Expenses
Over the past several years, we have made significant investments necessary to transform our business from providing a single line of technical software with a largely direct distribution model, supplemented by a small number of channel partners, to providing integrated product development system solutions with an expanded channel and partner-involved distribution model. During this period, we broadened our product development system through a series of eight acquisitions completed and substantially integrated since the third quarter of 2004.

The following table shows our costs and expenses by expense category for the periods stated.

	Three months ended
	December 30,	Percent	December 31,
	2006	Change	2005
	(Dollar amounts in millions)
Costs and expenses:
Cost of license revenue	$3.6	8%	$3.3
Cost of service revenue	68.6	17%	58.7
Sales and marketing	69.6	9%	63.6
Research and development	37.9	10%	34.6
General and administrative	18.9	(4)%	19.6
Amortization of acquired intangible assets	2.1	54%	1.4

Total costs and expenses	$200.7	11%*	$181.2

*	On a consistent foreign currency basis from the prior period, total costs and expenses increased 9% in the first quarter of 2007 compared to the first quarter of 2006.
Total costs and expenses increased to $200.7 million for the first quarter of 2007 compared to $181.2 million for the first quarter of 2006. Headcount increased to 4,417 at December 30, 2006 from 4,309 at September 30, 2006 and 3,928 at December 31, 2005. Our increases in costs and expenses in the first quarter of 2007 were primarily due to the following:
•	increases in services delivery capacity to address customer demand for consulting services; and

•	the Mathsoft and ITEDO acquisitions completed in the third quarter of 2006 and the first quarter of 2007, respectively, that added operating costs and increased headcount.
While we intend to continue to invest in our strategic initiatives to support planned revenue growth and to fund revenue-generating initiatives, we remain focused on achieving our operating margin goals.
Cost of License Revenue
Our cost of license revenue consists of fixed and variable costs associated with reproducing and distributing software and documentation as well as royalties paid to third parties for technology embedded in or licensed with our software products. Cost of license revenue as a percentage of license revenue was 5% and 6% for the first quarter of 2007 and 2006, respectively. The increase in cost of license revenue in the first quarter of 2007 compared to the first quarter of 2006 is due primarily to higher amortization of purchased software attributable to recent acquisitions. Cost of license revenue as a percent of license revenue can vary depending on product mix sold and the effect of fixed and variable royalties and the level of amortization of acquired software intangible assets.
Cost of Service Revenue
Our cost of service revenue includes costs associated with training, customer support and consulting personnel, such as salaries and related costs; third-party subcontractor fees; costs associated with the release of maintenance updates (including related royalty costs); and facility costs. Cost of service revenue as a percentage of service revenue was 44% in both the first quarter of 2007 and 2006. Service margins can vary based on the product mix sold in the period. Service—related headcount increased to 1,320 at December 30, 2006 from 1,291 at September 30, 2006 and 1,130 at December 31, 2005. Total salaries, commissions, benefits and travel costs were $6.1 million higher in the first quarter of 2007 compared to the first quarter of 2006 due to planned increases in our services delivery capacity. The cost of third-party consulting services was $1.9 million higher in the first quarter of 2007 compared to the first quarter of 2006, due to the use of such services in support of increases in consulting and training service revenue.
Sales and Marketing
Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. Sales and marketing expenses as a percentage of total revenue were 31% and 33% for the first quarter of 2007 and 2006, respectively. Sales and marketing headcount increased to 1,160 at December 30, 2006 from 1,145 at September 30, 2006 and 1,101 at December 31, 2005. As a result of increases in headcount primarily due to acquisitions and higher commissions due to revenue growth, our salaries and benefit costs, sales commissions and travel expenses were higher by an aggregate of $4.8 million in the first quarter of 2007 compared to the first quarter of 2006.

Research and Development
Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Major research and development activities include developing new releases of our software that work together in a more integrated fashion and that include functionality enhancements. Research and development expenses as a percentage of total revenue were 17% and 18% in the first quarter of 2007 and 2006, respectively. Research and development headcount increased to 1,500 at December 30, 2006 from 1,437 at September 30, 2006 and 1,287 at December 31, 2005. As a result of these increases in headcount, total salaries, benefits and travel costs were higher in the first quarter of 2007 compared to the first quarter of 2006 by an aggregate of $3.3 million.
General and Administrative
Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources, legal and administrative functions as well as bad debt expense. General and administrative expenses as a percentage of total revenue were 9% and 10% in the first quarter of 2007 and 2006, respectively. General and administrative headcount was 420 at December 30, 2006 and September 30, 2006, up from 391 at December 31, 2005. Total salaries, benefits and travel costs were higher in the first quarter of 2007 compared to the first quarter of 2006 by an aggregate of $1.5 million. General and administrative expenses also include costs associated with outside professional services, including accounting and legal fees. The first quarter of 2006 includes higher costs for outside professional services incurred in connection with our investigation in the Asia-Pacific region described in our 2005 Annual Report on Form 10-K.
Amortization of Acquired Intangible Assets
These costs represent the amortization of acquired intangible assets. The increase in expense in the first quarter of 2007 compared to the first quarter of 2006 was due to amortization of intangible assets resulting from the Mathsoft and ITEDO acquisitions completed in the third quarter of 2006 and the first quarter of 2007, respectively.
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
Our acquisition of ITEDO in the first quarter of 2007 preliminarily resulted in an increase in acquired intangible assets of $5.6 million and goodwill of $11.8 million. Acquired intangible assets consisted of purchased software of $4.7 million, customer relationships of $0.7 million, and other intangible assets of $0.2 million, which are being amortized over estimated useful lives of 4 to 10 years.
Other Income (Expense), net
Other income (expense), net includes interest income, interest expense, costs of hedging contracts, certain realized and unrealized foreign currency transaction gains or losses, charges incurred in connection with obtaining corporate and customer contract financing, and exchange gains or losses resulting from the required period-end currency remeasurement of the financial statements of our subsidiaries that use the U.S. dollar as their functional currency. A large portion of our revenue and expenses are transacted in foreign currencies. To reduce our exposure to fluctuations in foreign exchange rates, we engage in hedging transactions involving the use of foreign currency forward contracts, primarily in the Euro and Asian currencies. Other income (expense), net was $0.8 million and $1.1 million for the first quarter of 2007 and 2006, respectively. The decrease in other income (expense), net in the first quarter of 2007 is due primarily to higher foreign currency transaction losses, partially offset by higher interest income.
Income Taxes
In the first quarter of 2007, our effective tax rate was 30% on pre-tax income of $21.8 million compared to 39% in the first quarter of 2006 on pre-tax income of $12.4 million. In the first quarter of 2007, our effective tax rate was lower than the statutory federal income tax rate of 35% due primarily to our use of net operating loss carryforwards (NOLs) to offset our U.S. taxable income (which reduced the valuation allowance we had previously recorded against those NOLs) and to taxes owed in foreign jurisdictions at rates lower than the U.S. statutory tax rate, partially offset by the impact of losses in foreign jurisdictions that could not be benefited. In the first quarter of 2006, our effective tax rate was higher than the statutory federal income tax rate of 35% due primarily to losses in foreign jurisdictions that could not be benefited, partially offset by our use of NOLs to offset our U.S. taxable income (which reduced the valuation allowance we had previously recorded against those NOLs) and to taxes owed in foreign jurisdictions at rates lower than the U.S. statutory tax rate.
In 2002, we recorded a full valuation allowance to completely reserve against our deferred tax assets (which consist primarily of operating loss carryforwards) due to the uncertainty of their realization. As of the end of the first quarter of 2007, a full valuation allowance was still recorded against remaining deferred tax assets in the U.S. and certain foreign jurisdictions. While we have realized consolidated operating profits over the past three years and in the first quarter of 2007, we have only recently begun to show consistent profitability in the U.S., and as recently as the fourth quarter of 2005, our U.S. legal entities incurred a taxable loss, due principally to the tax expense associated with the grant and vesting of restricted stock units and our employee stock option exchange. Accordingly, we have not yet concluded that realization of all of our deferred tax assets in the future is more likely than not.
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
Our future effective tax rate may be materially impacted by the amount of income taxes associated with our foreign earnings, which are taxed at rates different from the U.S. federal statutory rate, as well as the timing and extent of the realization of deferred tax assets and changes in the tax law. Further, our tax rate may fluctuate within a fiscal year, including from quarter to quarter, due to items arising from discrete events, including settlements of tax audits and assessments; the resolution or identification of tax position uncertainties; and acquisitions of other companies.
Liquidity and Capital Resources

	December 30,	December 31,
	2006	2005
	(in thousands)
Cash and cash equivalents	$147,341	$167,152

Amounts below are for the three months ended:
Cash used by operating activities	$(16,338)	$(21,569)
Cash used by investing activities	(23,984)	(14,025)
Cash provided by financing activities	2,212	738
Cash used by operating activities included the following:
Cash disbursements for restructuring and other charges	(1,541)	(3,051)
Cash and cash equivalents
We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. The portfolio is invested in short-term instruments to ensure cash is available to meet requirements as needed. At December 30, 2006, cash and cash equivalents totaled $147.3 million, down from $183.4 million at September 30, 2006. The decrease in cash and cash equivalents in the first quarter of 2007 is due primarily to approximately $17.6 million paid for acquisitions, primarily ITEDO; the use of $16.3 million for operations, including amounts paid in the first quarter for fiscal 2006 commissions and bonuses accrued as of September 30, 2006; and the use of $6.3 million for additions to property and equipment.
Cash used by operating activities
Cash used by operating activities was $16.3 million in the first quarter of 2007 compared to cash used by operating activities of $21.6 million in the first quarter of 2006. This change was due primarily to higher net income in the first quarter of 2007 compared to the first quarter of 2006. In addition, cash used by operating activities in the first quarter of 2006 includes a cash contribution to our U.S. defined benefit pension plan of $4.2 million. The improvement in cash used by operating activities was partially offset by higher accounts receivable at the end of the first quarter of 2007. Days sales outstanding increased to 80 days as of the end of the first quarter of 2007 compared to 73 days as of the end of the first quarter of 2006, primarily due to several customer orders received in the fourth quarter of 2006 for which payment is not due until the second quarter of 2007. We expect days sales outstanding to decrease by the end of the second quarter of 2007.
Cash used by investing activities
Cash used by investing activities was $24.0 million in the first quarter of 2007 compared to $14.0 million in the first quarter of 2006. The increase in cash used by investing activities in the first quarter of 2007 is primarily due to disbursements for acquisitions of $17.6 million in the first quarter of 2007 compared to $10.7 million in the first quarter of 2006. During the first quarter of 2007, we paid approximately $16.7 million for the ITEDO acquisition. In addition, cash used for additions to property and equipment was $6.3 million in the first quarter of 2007 compared to $3.4 million in the first quarter of 2006. Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements.

Cash provided by financing activities
Cash provided by financing activities was $2.2 million and $0.7 million in the first quarter of 2007 and 2006, respectively. The increase in 2007 compared to 2006 is primarily due to higher proceeds from the issuance of common stock under employee stock plans, which were $7.8 million in the first quarter of 2007 compared to $0.8 million in the first quarter of 2006, partially offset by $5.5 million of cash we used to pay employee withholding taxes related to restricted stock units that vested during the first quarter of 2007 in lieu of issuing shares to employees with respect to those awards.
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
The credit facility limits our and our subsidiaries’ ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends and make other distributions; make investments and enter into joint ventures; dispose of assets; and engage in transactions with affiliates, except on an arms-length basis. Under the credit facility, we and our material domestic subsidiaries may not invest cash or property in, or loan cash to, our foreign subsidiaries in aggregate amounts exceeding $25 million for any purpose and an additional $50 million for acquisitions of businesses. In addition, under the credit facility, we and our subsidiaries must maintain specified leverage and fixed-charge ratios. Any failure to comply with the financial or operating covenants of the credit facility would not only prevent us from being able to borrow additional funds, but would also constitute a default, resulting in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. We were in compliance with all financial and operating covenants of the credit facility as of December 30, 2006.
Share Repurchase Authorization
In September 1998, our Board of Directors authorized the repurchase of up to 8.0 million shares of our common stock and in July 2000 increased the shares authorized for repurchase to 16.0 million. We have not made any repurchases since 2003. Since 1998, we have repurchased, at a cost of $366.8 million, a total of 12.5 million shares of the 16.0 million shares authorized. Although we have made no recent repurchases under the authorization, we periodically consider repurchasing shares. If we were to repurchase shares, it would reduce our cash balances.
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
Although we expect positive operating cash flow in 2007, our cash balances decreased as expected at the end of the first quarter, primarily due to our acquisition of ITEDO and the payment of commissions and bonuses for 2006 during the quarter. On a seasonal basis, our cash balance is typically lowest in our first quarter.
We have evaluated, and expect to continue to evaluate, possible strategic transactions on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible strategic transactions. Our cash position could be reduced and we may incur debt obligations to the extent we complete any significant transactions.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are set forth under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2006 Annual Report on Form 10-K. There have been no changes to these policies and no significant changes to these estimates since September 30, 2006.

New Accounting Pronouncements
Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans
In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). For fiscal years ending after December 15, 2006, SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan), generally measured as the difference between plan assets at fair value and the projected benefit obligation, as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also generally requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. In addition, SFAS 158 requires disclosure in the notes to financial statements of additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. Upon initial application of SFAS 158 and subsequently, an employer should continue to apply the provisions in SFAS 87, 88 and 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost. As our significant defined benefit pension plans are frozen and the accumulated benefit obligation equals the projected benefit obligation, we have already recorded in other long-term liabilities and accumulated other comprehensive income the minimum pension liability. As such, the adoption of SFAS 158 did not have a material impact on our consolidated financial position, results of operations or cash flows.
Accounting for Uncertainty in Income Taxes
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure relative to uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption encouraged. We will adopt FIN 48 in fiscal 2008. We are currently evaluating whether or not the adoption of FIN 48 will have a material effect on our consolidated financial position, results of operations or cash flows.
Fair Value Measurements
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (SFAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not believe the adoption of SFAS 157 in fiscal 2009 will have a material effect on our consolidated financial position, results of operations or cash flows.
Quantifying Financial Statement Misstatements
In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108) regarding the process of quantifying financial statement misstatements. SAB 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating materiality of a misstatement. The interpretations in SAB 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS 154, Accounting Changes and Error Corrections, for the correction of an error in financial statements. SAB 108 is effective for financial statements covering the first fiscal year ending after November 15, 2006. Our adoption of SAB 108 in the first quarter of 2007 did not have a material effect on our financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our market risk exposure as described in Item 7A: Quantitative and Qualitative Disclosures About Market Risk of our 2006 Annual Report on Form 10-K.
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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
PTC is a party to an informal proceeding relating to a dispute between a large customer and its third-party financing provider. The customer is disputing amounts claimed to be due by the financing provider, which amounts relate in part to purchases of PTC software and services from 2003 to 2006. The customer has defended its non-payment by disputing certain aspects of the transactions, including the authority of its representative to procure items on its behalf and to enter into the transactions with the financing provider. The total amount in dispute is unclear, but PTC has been paid for substantially all orders relating to this customer. Despite being a party to the informal legal proceeding, PTC is not a party to the disputed contracts between the customer and its third-party financing provider and we believe that neither the customer nor its financing provider has any basis for recourse against PTC. We continue to review this matter and intend to defend vigorously any effort to recover the disputed amounts from PTC if any such action were to be commenced against PTC.
In December 2006, we and Rand A Technology Corporation and Rand Technologies Limited (together, “Rand”) reached an agreement to settle the lawsuit filed by Rand on May 30, 2003 in the U.S. District Court for the District of Massachusetts and the lawsuit filed by us against Rand in 2005. As a result of this agreement to settle, we recorded a charge of $2.3 million in general and administrative expense in the fourth quarter of 2006. The settlement was finalized and paid in the second quarter of 2007.
We also are subject to various legal proceedings and claims that arise in the ordinary course of business. We currently believe that resolving these other matters will not have a material adverse impact on our financial condition or results of operations.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2006 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The Risk Factors included in our 2006 Annual Report on Form 10-K have not materially changed. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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

Date: February 8, 2007