Form 10-Q
period 2007-03-31
PARAMETRIC TECHNOLOGY CORP
filed 2007-05-10
CIK 857005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☑     Accelerated Filer ☐     Non-accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
There were 114,859,675 shares of our common stock outstanding on May 4, 2007.

PARAMETRIC TECHNOLOGY CORPORATION
INDEX TO FORM 10-Q
For the Quarter Ended March 31, 2007

PART I—FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS
PARAMETRIC TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31,	September 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$238,027	$183,448
Accounts receivable, net of allowance for doubtful accounts of $3,760 and $4,900 at March 31, 2007 and September 30, 2006, respectively	185,002	181,008
Prepaid expenses	24,779	20,495
Other current assets (Note 1)	65,907	51,824
Deferred tax assets	1,728	1,341

Total current assets	515,443	438,116
Property and equipment, net	52,284	51,603
Goodwill	262,936	249,252
Acquired intangible assets, net	79,256	77,870
Deferred tax assets	1,420	3,205
Other assets	68,844	75,398

Total assets	$980,183	$895,444

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,393	$22,793
Accrued expenses and other current liabilities	44,363	46,444
Accrued compensation and benefits	57,497	72,632
Accrued income taxes	10,259	7,066
Deferred revenue (Note 1)	240,475	197,769

Total current liabilities	378,987	346,704
Other liabilities (Note 2)	96,957	97,413
Deferred revenue (Note 1)	9,615	13,228

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 114,799 and 111,880 shares issued and outstanding at March 31, 2007 and September 30, 2006, respectively	1,148	1,119
Additional paid-in capital	1,745,614	1,723,570
Accumulated deficit	(1,210,140)	(1,242,692)
Accumulated other comprehensive loss	(41,998)	(43,898)

Total stockholders’ equity	494,624	438,099

Total liabilities and stockholders’ equity	$980,183	$895,444

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
Revenue:
License	$71,336	$54,614	$137,924	$113,141
Service	156,760	145,580	311,839	279,571

Total revenue	228,096	200,194	449,763	392,712

Costs and expenses:
Cost of license revenue	4,211	1,889	7,771	5,192
Cost of service revenue	68,614	63,641	137,182	122,363
Sales and marketing	71,560	64,260	141,121	127,905
Research and development	40,153	35,989	78,137	70,572
General and administrative	20,711	18,039	39,634	37,668
Amortization of acquired intangible assets	1,588	1,288	3,676	2,646

Total costs and expenses	206,837	185,106	407,521	366,346

Operating income	21,259	15,088	42,242	26,366
Other income (expense), net	1,348	804	2,128	1,903

Income before income taxes	22,607	15,892	44,370	28,269
Provision for income taxes	5,208	5,141	11,818	10,002

Net income	$17,399	$10,751	$32,552	$18,267

Earnings per share—Basic (Note 4)	$0.15	$0.10	$0.29	$0.17
Earnings per share— Diluted (Note 4)	$0.15	$0.09	$0.28	$0.16
Weighted average shares outstanding—Basic	112,845	109,739	112,337	109,560
Weighted average shares outstanding—Diluted	117,486	113,403	117,384	112,985
The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	March 31,	April 1,
	2007	2006
Cash flows from operating activities:
Net income	$32,552	$18,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,223	16,124
Stock-based compensation	17,477	19,204
Other non-cash expenses, net	1,529	1,057
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	14,732	5,721
Accounts payable and accrued expenses	(3,122)	(10,862)
Accrued compensation and benefits	(17,932)	(17,974)
Deferred revenue	21,004	21,311
Accrued income taxes	3,072	(5,069)
Other current assets and prepaid expenses	(2,877)	(437)
Other noncurrent assets and liabilities	(9,535)	(7,970)

Net cash provided by operating activities	76,123	39,372

Cash flows from investing activities:
Additions to property and equipment	(12,393)	(8,154)
Acquisitions of businesses, net of cash acquired	(17,639)	(10,675)

Net cash used by investing activities	(30,032)	(18,829)

Cash flows from financing activities:
Proceeds from issuance of common stock	10,889	2,902
Payments of withholding taxes in connection with settlement of restricted stock units	(6,486)	—
Tax benefit from stock-based awards	194	—
Credit facility origination costs	—	(881)
Payments of capital lease obligations	(244)	(220)

Net cash provided by financing activities	4,353	1,801

Effect of exchange rate changes on cash and cash equivalents	4,135	(2,602)

Net increase in cash and cash equivalents	54,579	19,742
Cash and cash equivalents, beginning of period	183,448	204,423

Cash and cash equivalents, end of period	$238,027	$224,165

Supplemental disclosures of cash flow information:
Property and equipment acquired under capital leases	$—	$243
The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended		Six months ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
Net income	$17,399	$10,751	$32,552	$18,267

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0 for all periods	772	153	2,580	(426)
Net unrealized gain (loss) on securities, net of tax of $0 for all periods	(655)	(560)	(680)	(233)

Other comprehensive income (loss)	117	(407)	1,900	(659)

Comprehensive income	$17,516	$10,344	$34,452	$17,608

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
Deferred revenue primarily relates to software maintenance agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and the related customer receivable, if not yet paid, is included in other current assets. Billed but uncollected maintenance-related amounts included in other current assets at March 31, 2007 and September 30, 2006 were $63.7 million and $50.0 million, respectively.
The results of operations for the three and six months ended March 31, 2007 are not necessarily indicative of the results expected for the remainder of the fiscal year.
2. Restructuring and Other Charges
There were no restructuring and other charges recorded in the first six months of 2007 and 2006.
The following table summarizes restructuring accrual activity for the three and six months ended March 31, 2007:

	Three months ended March 31, 2007			Six months ended March 31, 2007
	Employee	Facility		Employee	Facility
	Severance	Closures		Severance	Closures
	and Related	and Other		and Related	and Other
	Benefits	Costs	Total	Benefits	Costs	Total
	(in thousands)
Beginning balance	$974	$19,969	$20,943	$1,084	$21,293	$22,377
Cash disbursements	(679)	(1,527)	(2,206)	(821)	(2,926)	(3,747)
Foreign exchange impact	7	9	16	39	84	123

Balance, March 31, 2007	$302	$18,451	$18,753	$302	$18,451	$18,753

As of March 31, 2007, of the $18.8 million remaining in accrued restructuring charges, $7.4 million was included in current liabilities and $11.4 million was included in other long-term liabilities, principally for facility costs to be paid out through 2014.
In determining the amount of the facilities accrual, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates are reviewed quarterly based on known real estate market conditions and the credit-worthiness of subtenants, and may result in revisions to established facility reserves. We had accrued $17.9 million as of March 31, 2007 related to excess facilities (compared to $20.7 million at September 30, 2006), representing gross lease commitments with agreements expiring at various dates through 2014 of approximately $41.6 million, net of committed and estimated sublease income of approximately $23.3 million and a present value factor of $0.4 million. We have entered into signed sublease arrangements for approximately $20.9 million, with the remaining $2.4 million based on future estimated sublease arrangements, including $1.6 million for space currently available for sublease.
3. Stock-based Compensation
We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)) on July 3, 2005, effective with the beginning of the fourth quarter of 2005. SFAS 123(R) requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option pricing model. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.
Our equity incentive plans provide for grants of nonqualified and incentive stock options, common stock, restricted stock, restricted stock units and stock appreciation rights to employees, directors, officers and consultants. Until July 2005, we generally granted stock options. For those options, the option exercise price was typically the fair market value of our common stock at the date of grant and they generally vested over four years and expired ten years from the date of grant. Since our adoption of SFAS 123(R), we have awarded restricted stock and restricted stock units as the principal equity incentive awards, including performance-based awards that are earned based on achievement of performance criteria established by the Compensation Committee of our Board of Directors on or prior to the grant date. Each restricted stock unit represents the contingent right to receive one share of our common stock. Our equity incentive plans are described more fully in Note J to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.
In the second quarter of 2007, at our Annual Meeting our shareholders voted to amend our 2000 Equity Incentive Plan to increase the number of shares of common stock authorized for issuance under the plan by 5,000,000 shares.
We made the following restricted stock and restricted stock unit grants in the first six months of 2007 and 2006:

	Restricted Stock		Restricted Stock Units
Grant Period	Performance-based	Time-based	Performance-based	Time-based
	(Number of Shares)		(Number of Units)
Second quarter of 2007	—	442,590	3,181	380,355
First six months of 2007	495,768	442,590	60,561	728,182

Second quarter of 2006	—	88,000	14,046	490,140
First six months of 2006	515,617	434,800	335,867	1,292,277
Restricted Stock
Performance-based awards. In the first six months of 2007 and 2006, we granted to our executive officers performance-based shares that are earned based on achievement of certain company operating performance criteria specified by the Compensation Committee on or prior to the date of grant. With respect to the 2007 grants, if the specified performance criteria are achieved in full, the restrictions on approximately 251,235 shares will lapse on the later of November 9, 2007 or the date the Compensation Committee determines the extent to which the performance criteria have been achieved, and the restrictions on the remaining 244,533 shares will lapse in substantially equal amounts on November 9, 2008 and 2009, provided that the holder of the award remains employed by us at those dates. With respect to the 2006 grants, because the specified performance criteria were achieved in full, the restrictions on 284,417 of the shares lapsed on November 9, 2006 and the restrictions on the remaining shares will lapse in equal installments on November 9, 2007 and 2008, provided that the holder of the award remains employed by us at those dates.

Time-based awards. In the second quarter of 2007, we granted 366,800 and 75,790 shares to our executive officers and members of our Board of Directors, respectively. The restrictions on the executive shares will lapse in substantially equal installments on February 15, 2008, 2009 and 2010, provided that the holder of the award remains employed by us at those dates. The restrictions on the shares granted to our directors will lapse in substantially equal installments on March 7, 2008, 2009 and 2010, provided that the holder of the award remains a director at those dates.
In the first quarter of 2006, we granted 346,800 shares to our executive officers. The restrictions on one-third of these shares lapsed on November 9, 2006 and those on the remaining shares will lapse in substantially equal installments on November 9, 2007 and 2008, provided that the holder of the award remains employed by us at those dates. In the second quarter of 2006, we issued 88,000 shares of restricted stock to our non-employee directors, the restrictions on one-third of the shares lapsed on February 15, 2007 and the restrictions on the remaining shares will lapse in substantially equal installments on each of February 15, 2008 and 2009.
Restricted Stock Units
Performance-based awards. In the first and second quarters of 2007, we granted 57,380 and 3,181 performance-based restricted stock units, respectively, to employees in connection with our employee management incentive plans for the 2007 fiscal year. These shares will vest on the later of November 9, 2007 or the date the Compensation Committee determines the extent to which the performance criteria have been achieved, provided that the holder of the award remains employed by us at that date. In the first six months of 2006, we granted 335,867 performance-based restricted stock units to employees in connection with our employee management incentive plans for the 2006 fiscal year which were earned in full on November 9, 2006 based on achievement of specified performance criteria established by the Compensation Committee.
Time-based awards. In the first and second quarters of 2007, we granted 347,827 and 380,355 restricted stock units, respectively, to employees. These restricted stock units will vest in three substantially equal installments on the anniversary of the date of grant, provided that the holder of the award remains employed by us at those dates. We expect to grant additional time-based restricted stock units to employees in the third quarter of 2007. In the first and second quarters of 2006, we granted 802,137 and 490,140 restricted stock units, respectively, to employees, which vest in three substantially equal installments on the anniversary of the date of grant, provided that the holder of the award remains employed by us at those dates.
With respect to all types of equity awards, in the first six months of 2007, the restrictions on 664,463 restricted shares lapsed and 1,099,349 restricted stock units vested. The fair value of restricted shares and restricted stock units granted in the first six months of 2007 was based on the fair market value of our common stock on the date of grant. The weighted average fair value per share of restricted shares and restricted stock units granted in the first six months of 2007 was $18.69.
The following table shows the classification of compensation expense recorded for our stock-based awards as reflected in our consolidated statements of operations:

	Three months ended		Six months ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
	(in thousands)
Cost of license revenue	$19	$27	$40	$67
Cost of service revenue	1,768	1,914	3,678	3,861
Sales and marketing	2,326	2,379	3,891	4,694
Research and development	1,629	2,212	3,471	4,317
General and administrative	3,105	3,008	6,397	6,265

Total stock-based compensation expense	$8,847	$9,540	$17,477	$19,204

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

The following table presents the calculation for both basic and diluted EPS:

	Three months ended		Six months ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
	(in thousands, except per share data)
Net income	$17,399	$10,751	$32,552	$18,267

Weighted average shares outstanding—Basic	112,845	109,739	112,337	109,560
Dilutive effect of employee stock options, restricted shares and restricted stock units	4,641	3,664	5,047	3,425

Weighted average shares outstanding—Diluted	117,486	113,403	117,384	112,985

Earnings per share-Basic	$0.15	$0.10	$0.29	$0.17
Earnings per share-Diluted	$0.15	$0.09	$0.28	$0.16
Stock options to purchase 3.5 million, 3.5 million, 4.1 million and 4.2 million shares for the second quarter and first six months of 2007 and the second quarter and first six months of 2006, respectively, were outstanding but were not included in the calculation of diluted earnings per share because the exercise prices per share, plus the per share tax benefits and unamortized compensation relating thereto, were greater than the average market price of our common stock for those periods. These shares were excluded from the computation of diluted EPS as the effect would have been anti-dilutive.
5. Acquisitions
ITEDO
On October 18, 2006, we acquired ITEDO Software GmbH and ITEDO Software LLC (together, ITEDO), headquartered in Germany, for approximately $16.7 million in cash. In addition, we agreed to pay up to $0.5 million of additional cash consideration if specified product integration targets are achieved within three years of the acquisition date. ITEDO provided software solutions for creating and maintaining technical illustrations to customers in multiple discrete manufacturing vertical markets such as automotive, aerospace and defense, and industrial equipment. ITEDO had approximately 30 employees and generated revenue of approximately $5 million for the twelve months ended July 31, 2006. Results of operations for ITEDO have been included in the accompanying consolidated statements of operations since October 19, 2006. Our results of operations prior to this acquisition if presented on a pro forma basis, as if the companies had been combined since the beginning of fiscal 2006, would not differ materially from our reported results.
This acquisition was accounted for as a business combination. The purchase price allocation resulted in goodwill of $11.2 million; intangible assets of $8.1 million (including purchased software of $6.2 million, customer relationships of $1.8 million, and other intangible assets of $0.1 million, which are being amortized over estimated average useful lives of 4 to 10 years); other net liabilities of $1.0 million; restructuring accruals of $0.3 million related to our planned integration of ITEDO; deferred tax liabilities of $2.5 million, equal to the tax effect of the amount of the acquired intangible assets other than goodwill not deductible for income tax purposes; and, as a result of recording those deferred tax liabilities, a $1.2 million for a reduction in our valuation allowance recorded against our pre-acquisition deferred tax assets in the U.S. and a foreign jurisdiction. The goodwill and certain intangible assets are not deductible for tax purposes.
This transaction resulted in $11.2 million of purchase price that exceeded the estimated fair values of tangible and intangible assets and liabilities, all of which was allocated to goodwill. We believe that the high amount of goodwill relative to identifiable intangible assets was the result of several factors including the potential to sell ITEDO products into our traditional manufacturing customer base, including leveraging our direct and indirect sales force and our established presence in geographies not previously served by ITEDO; and our intention to integrate our ITEDO, Arbortext, Windchill and Pro/ENGINEER solutions to enhance our technical publications capabilities.
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
6. Goodwill and Acquired Intangible Assets
We have two reportable segments: (1) software products and (2) services. As of March 31, 2007 and September 30, 2006, goodwill and acquired intangible assets in the aggregate attributable to our software products reportable segment was $314.9 million and $300.9 million, respectively, and attributable to our services reportable segment was $27.3 million and $26.2 million, respectively. Goodwill and other intangible assets are tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting segment below its carrying value. We completed our annual impairment review as of July 1, 2006 and concluded that no impairment charge was required as of that date. Since that date, there have not been any events or changes in circumstances that indicate that the carrying values of goodwill or acquired intangible assets may not be recoverable.
Goodwill and acquired intangible assets consisted of the following:

	March 31, 2007			September 30, 2006
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
	(in thousands)
Goodwill and intangible assets with indefinite lives (not amortized):
Goodwill			$262,936			$249,252
Trademarks			4,252			4,200

			267,188			253,452

Intangible assets with finite lives (amortized):
Purchased software	$62,865	$38,761	24,104	$56,096	$35,098	20,998
Capitalized software	22,877	22,722	155	22,877	22,252	625
Customer lists and relationships	66,757	18,344	48,413	64,634	15,195	49,439
Trademarks and tradenames	1,757	506	1,251	1,645	313	1,332
Other	1,946	865	1,081	1,910	634	1,276

	$156,202	$81,198	75,004	$147,162	$73,492	73,670

Total goodwill and acquired intangible assets			$342,192			$327,122

The changes in the carrying amounts of goodwill and intangible assets with indefinite lives at March 31, 2007 from September 30, 2006 are due to the impact of acquisitions (described in Note 5) and to foreign currency translation adjustments related to those asset balances that are recorded in non-U.S. currencies.

Changes in goodwill, presented by reportable segment, were as follows:

	Software
	Products	Services
	Segment	Segment	Total
	(in thousands)
Balance, September 30, 2006	$231,699	$17,553	$249,252
Acquisition of ITEDO	11,243	—	11,243
Additional purchase price paid for Cadtrain acquisition	—	1,500	1,500
Foreign currency translation adjustments	849	92	941

Balance, March 31, 2007	$243,791	$19,145	$262,936

The aggregate amortization expense for intangible assets with finite lives was classified in our consolidated statements of operations as follows:

	Three months ended		Six months ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
	(in thousands)
Amortization of acquired intangible assets	$1,588	$1,288	$3,676	$2,646
Cost of license revenue	1,926	1,195	3,637	2,391
Cost of service revenue	17	104	49	104

Total amortization expense	$3,531	$2,587	$7,362	$5,141

7. Recent Accounting Pronouncements
Accounting for Uncertainty in Income Taxes
In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure relative to uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption encouraged. We will adopt FIN 48 in fiscal 2008. We are currently evaluating whether or not the adoption of FIN 48 will have a material effect on our consolidated financial position, results of operations or cash flows.
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
Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This

Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement is effective as of the beginning of fiscal 2009, with early adoption permitted. We do not believe the adoption of SFAS 159 will have a material effect on our consolidated financial position, results of operations or cash flows.
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
We report our revenue in two product categories:
•	Enterprise Solutions, which includes Windchill®, Pro/INTRALINK®, ProductView™, Arbortext® Publishing Engine™, Arbortext IsoView® and all other solutions that help companies collaborate and manage and publish information across an extended enterprise; and

•	Desktop Solutions, which includes Pro/ENGINEER®, Arbortext Editor™, Arbortext IsoDraw®, Mathcad® and all other solutions that help companies create content and improve desktop productivity.

The revenue and operating income (loss) attributable to these operating segments are summarized as follows:

	Three months ended		Six months ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
		(in thousands)
Revenue:
Software Products segment:
License:
Desktop solutions	$48,698	$34,854	$92,028	$70,951
Enterprise solutions	22,638	19,760	45,896	42,190

Total software products license revenue	71,336	54,614	137,924	113,141

Maintenance: (1)
Desktop solutions	79,536	73,196	160,905	146,463
Enterprise solutions	19,230	16,077	38,445	32,329

Total software products maintenance revenue	98,766	89,273	199,350	178,792

Total software products revenue	170,102	143,887	337,274	291,933

Services segment:
Desktop solutions	18,062	23,760	37,623	40,765
Enterprise solutions	39,932	32,547	74,866	60,014

Total service revenue	57,994	56,307	112,489	100,779

Total revenue:
Desktop solutions	146,296	131,810	290,556	258,179
Enterprise solutions	81,800	68,384	159,207	134,533

Total revenue	$228,096	$200,194	$449,763	$392,712

Operating income (loss): (2)
Software Products segment	$108,913	$90,296	$217,231	$184,928
Services segment	4,617	7,091	5,766	7,011
Sales and marketing expenses	(71,560)	(64,260)	(141,121)	(127,905)
General and administrative expenses	(20,711)	(18,039)	(39,634)	(37,668)

Total operating income	$21,259	$15,088	$42,242	$26,366

(1)	Maintenance revenue is included in Service Revenue in the consolidated statements of operations.

(2)	The operating income (loss) reported for each operating segment does not represent the total operating results as it does not contain an allocation of sales, marketing, and general and administrative expenses incurred in support of the operating segments.
Data for the geographic regions in which we operate is presented below:

	Three months ended		Six months ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
	(in thousands)
Revenue:
North America (1)	$89,409	$78,065	$175,890	$153,920
Europe (2)	82,848	66,743	165,591	141,780
Asia-Pacific (3)	55,839	55,386	108,282	97,012

Total revenue	$228,096	$200,194	$449,763	$392,712

(1)	Includes revenue in the United States totaling $84.3 million and $73.7 million for the three months ended March 31, 2007 and April 1, 2006, respectively, and $166.8 million and $146.3 million for the six months ended March 31, 2007 and April 1, 2006, respectively.

(2)	Includes revenue in Germany totaling $25.4 million and $21.9 million for the three months ended March 31, 2007 and April 1, 2006, respectively, and $50.2 million and $41.9 million for the six months ended March 31, 2007 and April 1, 2006, respectively.

(3)	Includes revenue in Japan totaling $25.1 million and $27.5 million for the three months ended March 31, 2007 and April 1, 2006, respectively, and $49.6 million and $47.2 million for the six months ended March 31, 2007 and April 1, 2006, respectively.
Total long-lived tangible assets by geographic region have not changed significantly since September 30, 2006.
9. Income Taxes
Our income tax provisions for the three and six months ended March 31, 2007 and April 1, 2006 consist primarily of taxes owed in relation to the income generated by our foreign subsidiaries as well as withholding taxes that we incurred in the U.S. in connection with certain foreign operations. The tax provisions of those periods include insignificant amounts in relation to the income that we generated in the U.S., due to our utilization of available net operating loss carryforwards that previously had been recorded in our balance sheet with a full valuation allowance.
As of the end of the second quarter of 2007, a full valuation allowance was recorded against our net deferred tax assets in the U.S. and certain foreign jurisdictions. We concluded that as of March 31, 2007 it was still more likely than not that our net deferred tax assets in the U.S. and certain foreign jurisdictions would not be realized. While we have realized consolidated operating profits over the past three years and in the first six months of 2007, we have only recently begun to show consistent profitability in the U.S. and, as recently as the fourth quarter of 2005, our U.S. legal entities incurred a taxable loss, due principally to the tax expense associated with the grant and vesting of restricted stock units and our employee stock option exchange.
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
The credit facility limits our and our subsidiaries’ ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends and make other distributions; make investments and enter into joint ventures; dispose of assets; and engage in transactions with affiliates, except on an arms-length basis. Under the credit facility, we and our material domestic subsidiaries may not invest cash or property in, or loan cash to, our foreign subsidiaries in aggregate amounts exceeding $25 million for any purpose and an additional $50 million for acquisitions of businesses. In addition, under the credit facility, we and our subsidiaries must maintain specified leverage and fixed-charge ratios. Any failure to comply with the financial or operating covenants of the credit facility would not only prevent us from being able to borrow additional funds, but would also constitute a default, resulting in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. A change in control of PTC (as defined in the credit facility) also constitutes an event of default, permitting the lenders to accelerate the required payments of all amounts due and to terminate the credit facility. We were in compliance with all financial and operating covenants of the credit facility as of March 31, 2007.
Legal Proceedings
PTC is a party to an informal legal proceeding in which a large customer is disputing its payment obligations to its third party financing provider on a number of purchases, including purchases of PTC software and services during the period from 2003 to 2006. The customer is defending its non-payment on the grounds that the customer’s employee who initiated the transactions was unauthorized to make the purchases or to enter into the financing arrangements. PTC is not a party to the disputed contracts between the financing provider and the customer, and PTC has been paid for substantially all orders relating to this customer. The financing provider has indicated that, to the extent it does not receive payment from the customer, it may seek to recover from others, including PTC. PTC has fully performed its obligations relating to these orders and believes that neither the customer nor its financing provider has a valid basis for recourse against PTC. PTC would vigorously defend any effort to collect the disputed amounts from PTC. Notwithstanding this matter, PTC continues to have a business relationship with the customer and, in the second quarter of 2007, PTC received additional orders from the customer, for which approximately $2 million of revenue was recognized.
We also are subject to various legal proceedings and claims that arise in the ordinary course of business. We currently believe that resolving these other matters will not have a material adverse impact on our financial condition or results of operations.
Guarantees and Indemnification Obligations
We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to our products, as well as claims relating to property damage or personal injury resulting from the performance of services by us or our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. Historically, our costs to defend lawsuits or settle claims relating to such indemnity agreements have been minimal and we accordingly believe the estimated fair value of these agreements is immaterial.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q about our anticipated financial results and growth, as well as about the development of our products and markets, are forward-looking statements that are subject to the inherent uncertainties in predicting future results and conditions. Risks and uncertainties that could cause actual results to differ materially from those projected include the following: our ability to increase revenues or successfully execute strategic and other business initiatives while containing costs; our ability to optimize our sales and services coverage and productivity through, among other means, effective use and management of our internal resources in combination with our resellers and other strategic partners and appropriate investment in our distribution channel; our ability to successfully integrate and achieve both revenue and earnings growth from newly acquired businesses; our ability to successfully differentiate our products and services from those of our competitors and to effectively pursue opportunities within the small and medium-size business market and with strategic larger accounts; our ability to successfully help our customers expand their product development technology infrastructure; as well as other risks and uncertainties referenced in Part II, Item 1A. Risk Factors of this report.
Our Business
We develop, market and support product lifecycle management (PLM) and enterprise content management (ECM) software solutions and related services that help companies improve their processes for developing physical and information products.
Our software solutions include our Enterprise Solutions products — a range of Internet-based collaboration, content and process management, and publishing technologies and our Desktop Solutions products — a suite of mechanical computer-aided design, engineering calculation, and XML-based document authoring tools. Our software solutions help customers develop products faster, improve product quality, increase innovation and reduce product development cost.
The PLM market encompasses the mechanical computer-aided design, manufacturing and engineering (CAD, CAM and CAE) segment and the collaboration and product data management solutions segment, as well as many previously isolated markets that address various other phases of a product’s lifecycle. These include but are not limited to component and supplier management, visualization and digital mockup, enterprise application integration, program and project management, after market service and portfolio management, requirements management, customer needs management, manufacturing planning, and technical and marketing publications.
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
Executive Overview
We delivered total revenue of $228 million in the second quarter of 2007, reflecting revenue growth across our three major geographies and all major product categories. Revenue growth included both organic growth and revenue from acquisitions made since the second quarter of 2006, as we expanded our capability footprint and leveraged acquired solutions across our distribution model. PTC’s total and organic revenue growth rates are higher than the growth rate of the overall PLM market as estimated by leading independent analyst firms. Additionally, our second quarter of 2007 operating margins and net income increased over those of the second quarter of 2006, reflecting increased direct and indirect sales productivity.

We believe our operating results reflect successful execution of our strategic initiatives over the past three years, as well as increased technology spending by our customers. Those initiatives focused on improving our product and service offerings, our distribution model, our strategic account relationships, our competitive position and our marketing programs. We believe our strategic initiatives have created three key competitive differentiators which we believe are causing customers to adopt our solutions: our broad product development system capabilities, our single platform architecture, and our unique process framework for addressing our customers’ product development challenges. In particular, we believe our strategy to offer a product development system with fully integrated solutions on a common architecture provides us with a significant competitive advantage and is a major factor in our increased sales of Pro/ENGINEER® and Windchill®. We also believe that acquisitions by others of certain of our competitors have created and will continue to create competitive opportunities for us.
Looking forward to the second half of 2007, we expect to continue to grow revenue and increase our operating margins. We will continue to focus on customer satisfaction, product capability and quality, services profitability, and further productivity improvements from our direct and indirect distribution model. Additionally, while we have not yet concluded that realization of our U.S. deferred tax assets in the future is more likely than not, we will continue to review our operating results in the U.S. to determine if it becomes more likely than not that our U.S. deferred tax assets will be realized in the future. If this were to occur in the second half of 2007, we would release some or all of the valuation allowance. Any reduction in our valuation allowance in the future would result in an income tax benefit and higher stockholders’ equity and goodwill in the period such determination is made and could have a negative impact on our reported net income in future periods as we would expect to begin recording a higher provision for income taxes. Any reduction in our valuation allowance would not impact our cash flow. We discuss this further in Results of Operations – Costs and Expenses – Income Taxes on page 24.
Results of Operations
The following is a summary of our results of operations for the second quarters and first six months of 2007 and 2006, which includes the results of operations of companies we acquired beginning on their respective acquisition dates. A detailed discussion of these results follows the table below.

	Three months ended				Six months ended
	March 31,	April 1,	Percent		March 31,	April 1,	Percent
	2007	2006	Change		2007	2006	Change
	(Dollar amounts in millions)
Total revenue	$228.1	$200.2	14	%(1)	$449.8	$392.7	15	%(1)
Total costs and expenses	206.8	185.1	12%		407.5	366.3	11%

Operating income	21.3	15.1			42.3	26.4
Other income (expense), net	1.3	0.8			2.1	1.9

Income before income taxes	22.6	15.9			44.4	28.3
Provision for income taxes	5.2	5.1			11.8	10.0

Net income	$17.4	$10.8			$32.6	$18.3

(1)	On a consistent foreign currency basis, compared to the year-ago periods, total revenue for the second quarter and first six months of 2007 increased 11% and 12%, respectively.
Revenue for the second quarter and first six months of 2007 reflects the following:
•	License revenue of $71.3 million and $137.9 million for the second quarter and first six months of 2007, respectively, a 31% and 22% increase in license revenue from the second quarter and first six months of 2006, respectively.

•	Service revenue of $156.8 million and $311.9 million for the second quarter and first six months of 2007, respectively, an 8% and 12% increase in service revenue from the second quarter and first six months of 2006, respectively.

Revenue by product category for the second quarter and first six months of 2007 reflects the following:
•	Enterprise Solutions revenue of $81.8 million and $159.2 million for the second quarter and first six months of 2007, respectively, a 20% and 18% increase from the second quarter and first six months of 2006, respectively.

•	Desktop Solutions revenue of $146.3 million and $290.6 million, respectively, an 11% and 13% increase from the second quarter and first six months of 2006, respectively.
Total costs and expenses reflect increases in our operating cost structure from acquisitions and from measured increases to support our revenue growth.
The increase in net income in the second quarter and first six months of 2007 compared to 2006 reflects improved operating margin contributions from increased revenue year over year.
The following table shows certain consolidated financial data as a percentage of our total revenue for the second quarters and first six months of 2007 and 2006:

	Three months ended		Six months ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
Revenue:
License	31%	27%	31%	29%
Service	69	73	69	71

Total revenue	100	100	100	100

Costs and expenses:
Cost of license revenue	2	1	2	1
Cost of service revenue	30	32	31	31
Sales and marketing	31	32	31	32
Research and development	18	18	17	18
General and administrative	9	9	9	10
Amortization of acquired intangible assets	1	—	1	1

Total costs and expenses	91	92	91	93

Operating income	9	8	9	7
Other income (expense), net	1	—	1	—

Income before income taxes	10	8	10	7
Provision for income taxes	2	3	3	2

Net income	8%	5%	7%	5%

Revenue
Our revenue consists of software license revenue and service revenue, which includes software maintenance revenue (consisting of providing our customers software updates and technical support) as well as consulting and training revenue (including implementation services).
We report our revenue in two product categories:
•	Enterprise Solutions, which includes Windchill, Pro/INTRALINK, ProductView, Arbortext Publishing Engine, Arbortext IsoView and all other solutions that help companies collaborate and manage and publish information across an extended enterprise; and

•	Desktop Solutions, which includes Pro/ENGINEER, Arbortext Editor, Arbortext IsoDraw, Mathcad and all other solutions that help companies create content and improve desktop productivity.

The following table shows our software license revenue and our service revenue by product category for the periods stated.

	Three months ended				Six months ended
	March 31,	April 1,	Percent		March 31,	April 1,	Percent
	2007	2006	Change		2007	2006	Change
			(Dollar amounts in millions)
License Revenue:
Enterprise	$22.6	$19.8	15%		$45.9	$42.2	9%
Desktop	48.7	34.8	40%		92.0	70.9	30%

Total license revenue	71.3	54.6	31%		137.9	113.1	22%
Maintenance revenue:
Enterprise	19.2	16.1	20%		38.4	32.3	19%
Desktop	79.5	73.2	9%		160.9	146.5	10%

Total maintenance revenue	98.7	89.3	11%		199.3	178.8	11%
Consulting and training service revenue:
Enterprise	40.0	32.5	23%		74.9	60.0	25%
Desktop	18.1	23.8	(24)%		37.7	40.8	(8)%

Total consulting and training service revenue	58.1	56.3	3%		112.6	100.8	12%

Total service revenue	156.8	145.6	8%		311.9	279.6	12%

Total revenue	$228.1	$200.2	14	%(1)	$449.8	$392.7	15	%(1)

Total Enterprise Solutions revenue	$81.8	$68.4	20%		$159.2	$134.5	18%
Total Desktop Solutions revenue	$146.3	$131.8	11%		$290.6	$258.2	13%

(1)	On a consistent foreign currency basis from the comparable year-ago period, in the second quarter and first six months of 2007 total revenue increased 11% and 12%, respectively.
In the second quarter and first six months of 2007, we achieved year-over-year revenue growth in both Desktop Solutions and Enterprise Solutions. The revenue growth reflects both organic growth of our Desktop Solutions and Enterprise Solutions and revenue from the recently acquired Mathsoft and ITEDO businesses. Historically, Mathsoft generated revenue of approximately $20 million for the twelve months ended March 31, 2006 and ITEDO generated revenue of approximately $5 million for the twelve months ended July 31, 2006. The Mathsoft and ITEDO businesses have been included in our results of operations since their acquisition dates (Mathsoft on April 28, 2006 and ITEDO on October 18, 2006). Accordingly, results for the second quarter and first six months of 2006 do not include Mathsoft or ITEDO.
Total revenue from our Enterprise Solutions software and related services was 36% and 34% of our total revenue in the second quarter of 2007 and 2006, respectively, and 35% and 34% of our total revenue in the first six months of 2007 and 2006, respectively.
The increase in Enterprise Solutions revenue in the second quarter and first six months of 2007 compared to the second quarter and first six months of 2006 was due primarily to:
•	organic growth of our Windchill solutions, which reflects our success in helping customers and prospects understand the benefits of investing in PLM solutions, as well as our ability to help customers adopt our solutions incrementally, which lowers customer risk and

•	more wide-spread adoption of our solutions by both our existing and new customers, which we believe is a result of customer recognition of the benefits of our broad set of capabilities delivered on a single system architecture.
Total revenue from our Desktop Solutions software and related services was 64% and 66% of our total revenue in the second quarter of 2007 and 2006, respectively, and 65% and 66% of our total revenue in the first six months of 2007 and 2006, respectively.
The increase in Desktop Solutions revenue in the second quarter and first six months of 2007 as compared to the second quarter and first six months of 2006 was due primarily to:

•	organic growth of our Pro/ENGINEER products and

•	revenue contribution from the recently acquired Mathsoft business.
We believe the increase in sales of our Pro/ENGINEER products reflects:
•	the success of the measures we took to better compete in the small and medium-size business segment of our market, which included offering Pro/ENGINEER packages with differing price points and functionality and developing a diverse, global network of reseller partners and

•	increasing adoption of our Pro/ENGINEER products by customers who see adopting our integrated product development system as an advantage over maintaining their current environments, typically consisting of multiple, disconnected CAD and data management applications.
License Revenue
Total
License revenue accounted for 31% of total revenue in each of the second quarter and first six months of 2007 and 27% and 29% of total revenue in the second quarter and first six months of 2006, respectively.
Enterprise Solutions
The increase in Enterprise Solutions license revenue in the second quarter of 2007 as compared to the second quarter of 2006 came primarily from sales of Windchill PDMLink® and visualization products. Revenue growth for the first six months of 2007 was lower than the growth rate for the second quarter of 2007. This was due primarily to the impact of revenue from a large customer transaction recorded in the first quarter of 2006.
Desktop Solutions
The increase in Desktop Solutions license revenue in the second quarter and first six months of 2007 compared to the second quarter and first six months of 2006 was due primarily to organic growth, primarily from sales of Pro/ENGINEER, as well as revenue contribution from Mathsoft products. For the first six months of 2007, Pro/ENGINEER revenue grew across our high and low-end packages, as well as upgrades and modules.
Maintenance Revenue
Total
Maintenance revenue represented 43% and 45% of total revenue in the second quarter of 2007 and 2006, respectively and 44% and 46% of total revenue in the first six months of 2007 and 2006, respectively. Growth in our maintenance revenue was due to recent acceleration in our license revenue growth and reflects continued success in improving customer satisfaction with our solutions, product enhancements and technical support.
Enterprise Solutions
Increases in our Enterprise Solutions maintenance revenue were due primarily to an increase in the number of new users of our Enterprise Solutions as new customers have been added and as existing customers have expanded their implementations to additional users.
Desktop Solutions
The increase in our Desktop Solutions maintenance revenue was due to higher renewal rates, the recent growth of license revenue, and revenue contributions from our acquired products.
Consulting and Training Service Revenue
Total
Consulting and training service revenue, which has a lower gross profit margin than license and maintenance revenues, accounted for 25% and 28% of total revenue in the second quarter of 2007 and 2006, respectively, and 25% and 26% of total revenue in the first six months of 2007 and 2006, respectively. Consulting and training service revenue reflects an increase in consulting service revenue for the second quarter and first six months of 2007, partially offset by a decrease in training service revenue for the same periods, as compared to 2006 year-ago periods.

Enterprise Solutions
Increases in our Enterprise Solutions consulting and training service revenue were due to increased customer demand for process and implementation consulting services as a result of increased adoption of our software solutions. Also, during the first six months of 2007, our Enterprise Solutions consulting and training revenue included a large customer engagement which contributed to the growth in the 2007 periods as compared to the 2006 periods.
Desktop Solutions
Desktop Solutions consulting and training service revenue reflects a decrease in training service revenue for the second quarter and first six months and 2007, partially offset by an increase in consulting service revenue for the same periods, as compared to the second quarter and first six months of 2006. The decrease in Desktop Solutions training service revenue was partially attributable to a large customer training order completed in the second quarter of 2006. Desktop Solutions consulting service revenue did not grow at the same rate as Desktop license revenue in part because license revenue included revenue from acquired products and the reseller channel for which we provide less consulting and training services than Pro/ENGINEER licenses sold through our direct channel.
Revenue by Geography
The following table shows our revenue by geography for the periods stated.

	Three months ended				Six months ended
	March 31,	April 1,	Percent		March 31,	April 1,	Percent
	2007	2006	Change		2007	2006	Change
	(Dollar amounts in millions)
Revenue by geography:
North America	$89.4	$78.1	15%		$175.9	$153.9	14%
Europe	$82.8	$66.7	24	%(1)	$165.6	$141.8	17	%(2)
Asia-Pacific	$55.9	$55.4	1	%(1)	$108.3	$97.0	12	%(2)

(1)	On a consistent foreign currency basis from the comparable year-ago period, in the second quarter of 2007 revenue in Europe increased 13% and revenue in Asia-Pacific increased 2%.

(2)	On a consistent foreign currency basis from the comparable year-ago period, in the first six months of 2007 revenue in Europe increased 8% and revenue in Asia-Pacific increased 13%.
We derived 61% of our total revenue from sales to customers outside North America in the second quarter and first six months of both 2007 and 2006.
North America. Total revenue growth in North America was primarily due to organic growth and contributions from the recently acquired Mathsoft business, whose revenues were concentrated in that region. North American revenue performance reflects positive results from our strategic account program and from our indirect channel.
Europe. The increase in European revenue in the second quarter and first six months of 2007 compared to the second quarter and first six months of 2006 reflects strong performance in both Enterprise and Desktop Solutions and contributions from the Mathsoft and ITEDO acquisitions, and was favorably impacted by foreign currency exchange rates. European revenue for the second quarter and first six months of 2007 includes a large customer Enterprise Solutions consulting and training engagement, while revenue for the first six months of 2006 included a large license transaction from a single customer completed in the first quarter.
Asia-Pacific. Revenue performance in Asia-Pacific for the second quarter of 2007 compared to the second quarter of 2006 reflected a 10% increase in revenue in the Pacific Rim and an 8% decrease in revenue in Japan. Revenue for the first six months of 2007 compared to the first six months of 2006 reflected an 18% increase in the Pacific Rim and a 5% increase in Japan. We believe that the growth in the Pacific-Rim reflects better execution after strategic and organizational changes we made in that region in 2006 and a growing market opportunity – particularly, strong demand for our PLM solutions in China. Revenue performance in Japan in the first six months of 2007 reflected strong first quarter revenue relative to recent quarters and included revenue from a relatively large customer transaction completed in the first quarter. We continue to focus on improving results in Japan and we expect that revenue will grow modestly there for fiscal 2007.
Revenue from Individual Customers
We enter into customer contracts that may result in revenue being recognized over multiple reporting periods. Accordingly, revenue recognized in a current quarter may be attributable to contracts entered into during the current period or in prior periods. License and/or consulting and training service revenue of $1 million or more recognized from individual customers in the second quarter and first six months of 2007 was $35.6 million and $63.8 million, respectively, and in the second quarter and first six months of 2006 was $26.1 million and $53.1 million, respectively. The second quarter of 2007 results include 16 customers with license and service revenue over $1 million each, compared to 12 such customers in the second quarter of 2006, reflective of continued success in our strategic account program. While our customers may not continue to spend at these levels in future periods, we believe the strong performance in 2006 and the first half of 2007 is the result of a shift in customer priorities toward PLM solutions relative to other IT spending initiatives, our improved ability to provide broader solutions to our customers, and improvements in our competitive position due to our system architecture and product development process knowledge.
Channel Revenue
Total sales from our reseller channel, which are primarily for our Desktop Solutions, grew 24% and 22% to $48.9 million and $96.2 million in the second quarter and first six months of 2007, respectively, from $39.4 million and $78.7 million in the second quarter and first six months of 2006, respectively. Sales from our reseller channel comprised 21% of total revenue for both the second quarter and first six months of 2007 compared to 20% of total revenue for both the second quarter and first six months of 2006. We achieved revenue growth in our reseller channel across all major geographies, which we attribute to our efforts to expand our reseller channel, to the success of Pro/ENGINEER Wildfire among small and medium-size businesses, and to sales of recently acquired products.
Costs and Expenses
Over the past several years, we have made significant investments to transform our business from providing a single line of technical software with a largely direct distribution model, supplemented by a small number of channel partners, to providing integrated product development system solutions with an expanded channel and partner-involved distribution model. As part of this effort, we broadened our product development system through a series of eight acquisitions completed and substantially integrated since the third quarter of 2004.
The following table shows our costs and expenses by expense category for the periods stated.

	Three months ended				Six months ended
	March 31,	April 1,	Percent		March 31,	April 1,	Percent
	2007	2006	Change		2007	2006	Change
	(Dollar amounts in millions)
Costs and expenses:
Cost of license revenue	$4.2	$1.9	123%		$7.8	$5.2	50%
Cost of service revenue	68.6	63.6	8%		137.2	122.3	12%
Sales and marketing	71.5	64.3	11%		141.1	127.9	10%
Research and development	40.2	36.0	12%		78.1	70.6	11%
General and administrative	20.7	18.0	15%		39.6	37.7	5%
Amortization of acquired intangible assets	1.6	1.3	23%		3.7	2.6	39%

Total costs and expenses	$206.8	$185.1	12	%(1)	$407.5	$366.3	11	%(1)

(1)	On a consistent foreign currency basis from the prior period, total costs and expenses increased 9% in both the second quarter and first six months of 2007 compared to the second quarter and first six months of 2006.
Headcount increased to 4,523 at March 31, 2007 from 4,309 at September 30, 2006 and 4,052 at April 1, 2006. Our increases in costs and expenses in the second quarter and first six months of 2007 were primarily due to the following:
•	increases in services delivery capacity to address customer demand for consulting services; and

•	the Mathsoft and ITEDO acquisitions completed in the third quarter of 2006 and the first quarter of 2007, respectively, which added operating costs and increased headcount.
While we intend to continue to invest in our strategic initiatives to support planned revenue growth and to fund revenue-generating initiatives, we remain focused on achieving our operating margin goals.
Cost of License Revenue
Our cost of license revenue consists of fixed and variable costs associated with reproducing and distributing software and documentation as well as royalties paid to third parties for technology embedded in or licensed with our software products. Cost of license revenue as a percentage of license revenue was 6% and 3% for the second quarter of 2007 and 2006, respectively, and 6% and 5% for the first six months of 2007 and 2006, respectively. The increase in cost of license revenue in the second quarter and first six months of 2007 compared to the second quarter and first six months of 2006 was due primarily to higher amortization of purchased software attributable to recent acquisitions, which was $1.1 million and $1.6 million higher, respectively. Additionally, royalty expense was $1.1 million and $0.7 million higher in the second quarter and first six months of 2007, respectively, compared to the year-ago periods. Cost of license revenue as a percent of license revenue can vary depending on product mix sold and the effect of fixed and variable royalties and the level of amortization of acquired software intangible assets.
Cost of Service Revenue
Our cost of service revenue includes costs associated with training, customer support and consulting personnel, such as salaries and related costs; third-party subcontractor fees; costs associated with the release of maintenance updates (including related royalty costs); and facility costs. Cost of service revenue as a percentage of service revenue was 44% in the second quarter and first six months of both of 2007 and 2006. Service margins can vary based on the product mix sold in the period. Service-related headcount increased to 1,340 at March 31, 2007 from 1,291 at September 30, 2006 and 1,193 at April 1, 2006. Total salaries, commissions, benefits and travel costs were $2.4 million and $8.5 million higher in the second quarter and first six months of 2007, respectively, compared to the second quarter and first six months of 2006 due to planned increases in our services delivery capacity. The cost of third-party consulting services was $1.7 million and $3.6 million higher in the second quarter and first six months of 2007, respectively, compared to the second quarter and first six months of 2006, due to the use of such services in support of increases in consulting and training service revenue.
Sales and Marketing
Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. Sales and marketing expenses as a percentage of total revenue were 31% for both the second quarter and first six months of 2007 and 32% for both the second quarter and first six months of 2006. Sales and marketing headcount increased to 1,192 at March 31, 2007 from 1,145 at September 30, 2006 and 1,115 at April 1, 2006. As a result of increases in headcount, primarily due to acquisitions, and higher commissions due to revenue growth, our salaries and benefit costs, sales commissions and travel expenses were higher by an aggregate of $6.0 million and $10.8 million in the second quarter and first six months of 2007 compared to the second quarter and first six months of 2006, respectively.

Research and Development
Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Major research and development activities include developing new releases of our software that work together in a more integrated fashion and that include functionality enhancements. Research and development expenses as a percentage of total revenue were 18% in both the second quarter of 2007 and 2006 and 17% and 18% in the first six months of 2007 and 2006, respectively. Research and development headcount increased to 1,535 at March 31, 2007 from 1,437 at September 30, 2006 and 1,335 at April 1, 2006. As a result of these increases in headcount, total salaries, benefits and travel costs were higher in the second quarter and first six months of 2007 compared to the second quarter and first six months of 2006 by an aggregate of $3.8 million and $7.3 million, respectively.
General and Administrative
Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources, legal and administrative functions as well as bad debt expense. General and administrative expenses as a percentage of total revenue were 9% in both the second quarter of 2007 and 2006 and 9% and 10% in the first six months of 2007 and 2006, respectively. General and administrative headcount was 438 at March 31, 2007, up from 420 at September 30, 2006 and 392 at April 1, 2006. Total salaries, benefits and travel costs were higher in the second quarter and first six months of 2007 compared to the second quarter and first six months of 2006 by an aggregate of $1.4 million and $2.9 million, respectively. General and administrative expenses also include costs associated with outside professional services, including accounting and legal fees. The second quarter of 2007 included higher costs for outside professional services incurred in connection with our corporate development initiatives. The first quarter of 2006 included higher costs for outside professional services incurred in connection with our investigation in the Asia-Pacific region described in our 2005 Annual Report on Form 10-K.
Amortization of Acquired Intangible Assets
These costs represent the amortization of acquired intangible assets. The increase in expense in the second quarter and first six months of 2007 compared to the second quarter and first six months of 2006 was due to amortization of intangible assets resulting from the Mathsoft and ITEDO acquisitions completed in the third quarter of 2006 and the first quarter of 2007, respectively.
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
Our acquisition of ITEDO in the first quarter of 2007 resulted in an increase in acquired intangible assets of $8.1 million and goodwill of $11.2 million. Acquired intangible assets consisted of purchased software of $6.2 million, customer relationships of $1.8 million, and other intangible assets of $0.1 million, which are being amortized over estimated useful lives of 5 years, 10 years, and 4 years, respectively.
Other Income (Expense), net
Other income (expense), net includes interest income, interest expense, costs of hedging contracts, certain realized and unrealized foreign currency transaction gains or losses, charges incurred in connection with obtaining corporate and customer contract financing, and exchange gains or losses resulting from the required period-end currency remeasurement of the financial statements of our subsidiaries that use the U.S. dollar as their functional currency. A large portion of our revenue and expenses are transacted in foreign currencies. To reduce our exposure to fluctuations in foreign exchange rates, we engage in hedging transactions involving the use of foreign currency forward contracts, primarily in the Euro and Asian currencies. Other income (expense), net was $1.3 million and $0.8 million for the second quarter of 2007 and 2006, respectively, and $2.1 million and $1.9 million for the first six months of 2007 and 2006, respectively. The increase in other income (expense), net in the second quarter and first six months of 2007 is due primarily to higher interest income, partially offset by higher foreign exchange losses and other expense of $0.7 million recorded in the second quarter of 2007 related to the settlement of a disputed obligation related to a previously divested business unit.

Income Taxes
In the second quarter of 2007, our effective tax rate was 23% on pre-tax income of $22.6 million compared to 32% in the second quarter of 2006 on pre-tax income of $15.9 million. In the first six months of 2007, our effective tax rate was 27% on pre-tax income of $44.4 million compared to 35% in the first six months of 2006 on pre-tax income of $28.3 million. In the second quarter 2007 and 2006 and the first six months of 2007, our effective tax rate was lower than the statutory federal income tax rate of 35% due primarily to our use of net operating loss carryforwards (NOLs) to offset our U.S. taxable income (which reduced the valuation allowance we had previously recorded against those NOLs) and to taxes owed in foreign jurisdictions at rates lower than the U.S. statutory tax rate, partially offset by the impact of losses in foreign jurisdictions that could not be benefited, as well as withholding taxes that we incurred in the U.S. in connection with certain foreign operations. In the first six months of 2006, our effective tax rate was the same as the statutory federal income tax rate of 35% due primarily to losses in foreign jurisdictions that could not be benefited, as well as withholding taxes that we incurred in the U.S. in connection with certain foreign operations, offset by our use of NOLs to offset our U.S. taxable income (which reduced the valuation allowance we had previously recorded against those NOLs) and to taxes owed in foreign jurisdictions at rates lower than the U.S. statutory tax rate.
In 2002, we recorded a full valuation allowance to completely reserve against our deferred tax assets (which consist primarily of operating loss carryforwards) due to the uncertainty of their realization. Significant management judgment is required to determine when the realization of our deferred tax assets in the future is considered more likely than not. While we have realized consolidated operating profits over the past three years and in the first six months of 2007, we have only recently begun to show consistent profitability in the U.S., and as recently as the fourth quarter of 2005, our U.S. legal entities incurred a taxable loss, due principally to the tax expense associated with the grant and vesting of restricted stock units and our employee stock option exchange. Accordingly, we have not yet concluded that realization of our deferred tax assets in the future is more likely than not in the U.S. and certain foreign jurisdictions. As of March 31, 2007, a full valuation allowance was still recorded against remaining deferred tax assets in these jurisdictions. For the remainder of 2007, we will continue to review our operating results to determine if it becomes more likely than not that our deferred tax assets will be realized in the U.S. and certain foreign jurisdictions in the future, at which time we would release some or all of the valuation allowance. Any reduction in our valuation allowance in the future would result in an income tax benefit and higher stockholders’ equity and goodwill in the period such determination is made and could have a negative impact on our reported net income in future periods as we would expect to begin recording a higher provision for income taxes. Any reduction in our valuation allowance would not impact our cash flow.
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

Liquidity and Capital Resources

	March 31,	April 1,
	2007	2006
	(in thousands)
Cash and cash equivalents	$238,027	$224,165

Amounts below are for the six months ended:
Cash provided by operating activities	$76,123	$39,372
Cash used by investing activities	(30,032)	(18,829)
Cash provided by financing activities	4,353	1,801
Cash provided by operating activities included the following:
Cash disbursements for restructuring and other charges	(3,747)	(5,782)
Cash used by investing activities included the following:
Cash paid to acquire businesses, net of cash acquired	(17,639)	(10,675)
Cash and cash equivalents
We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. The portfolio is invested in short-term instruments to ensure cash is available to meet requirements as needed. At March 31, 2007, cash and cash equivalents totaled $238.0 million, up from $183.4 million at September 30, 2006. The increase in cash and cash equivalents in the first six months of 2007 is due primarily to $76.1 million of cash provided by operations, partially offset by $17.6 million paid for acquisitions, primarily ITEDO, and $12.4 million for additions to property and equipment.
Cash provided by operating activities
Cash provided by operating activities was $76.1 million in the first six months of 2007 compared to cash provided by operating activities of $39.4 million in the first six months of 2006. This change was due primarily to higher net income and improved customer collections in the first six months of 2007 compared to the first six months of 2006. In addition, cash provided by operating activities in the first six months of 2006 was net of a cash contribution to our U.S. defined benefit pension plan of $4.2 million.
Days sales outstanding (DSO) was 74 days as of the end of the second quarter of 2007 compared to 67 days as of the end of the second quarter of 2006 and 67 days at September 30, 2006. DSO in the second quarter of 2007 improved from 80 days as of the end of the first quarter of 2007. DSO at the end of the first and second quarters of 2007 compared to year-ago periods were affected by the amount of extended payment term deals we offered to customers during 2006 and the first half of 2007. We offer these terms to some customers with established payment and credit histories.
We provided extended payment terms on transactions accounting for approximately $51 million of revenue in 2006 and $14 million and $12 million in the first six months of 2007 and 2006, respectively. Other assets in the accompanying consolidated balance sheets include non-current receivables from customers related to extended payment term contracts totaling $25.6 million and $31.1 million at March 31, 2007 and September 30, 2006, respectively.
Cash used by investing activities
Cash used by investing activities was $30.0 million in the first six months of 2007 compared to $18.8 million in the first six months of 2006. The increase in cash used by investing activities in the first six months of 2007 was primarily due to disbursements for acquisitions of $17.6 million in the first six months of 2007, including $16.7 million for the ITEDO acquisition, compared to $10.7 million in the first six months of 2006. In addition, cash used for additions to property and equipment increased to $12.4 million in the first six months of 2007 compared to $8.2 million in the first six months of 2006, primarily as a result of increased headcount. Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements.

Cash provided by financing activities
Cash provided by financing activities was $4.4 million and $1.8 million in the first six months of 2007 and 2006, respectively. The increase in 2007 compared to 2006 is primarily due to higher proceeds from the issuance of common stock upon the exercise of stock options, which were $10.9 million in the first six months of 2007 compared to $2.9 million in the first six months of 2006. During the first six months of 2007, we used $6.5 million to pay employee withholding taxes related to restricted stock units that vested during the period in lieu of issuing shares to employees with respect to those awards.
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
The credit facility limits our and our subsidiaries’ ability to take certain actions and requires that we and our subsidiaries maintain specified leverage and fixed-charge ratios. These limitations are described in Note 10 to our Consolidated Financial Statements. We were in compliance with all financial and operating covenants of the credit facility as of March 31, 2007.
Share Repurchase Authorization
In September 1998, our Board of Directors authorized the repurchase of up to 8.0 million shares of our common stock and in July 2000 increased the shares authorized for repurchase to 16.0 million. Since 1998, we have repurchased, at a cost of $366.8 million, a total of 12.5 million shares of the 16.0 million shares authorized. Although we have not repurchased any shares since 2003, we periodically consider repurchasing shares. If we were to repurchase shares, it would reduce our cash balances.
Expectations for Fiscal 2007
We believe that existing cash and cash equivalents together with cash we expect to generate from operations will be sufficient to meet our working capital and capital expenditure requirements through at least the next twelve months.
During the remainder of 2007, we expect to make cash disbursements estimated at $4 million for restructuring charges incurred in 2006 and prior periods, capital expenditures of approximately $10 million, and a contribution of approximately $7 million to a non-US pension plan.
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
Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement is effective as of the beginning of fiscal 2009, with early adoption permitted. We do not believe the adoption of SFAS 159 will have a material effect on our consolidated financial position, results of operations or cash flows.
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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
PTC is a party to an informal legal proceeding in which a large customer is disputing its payment obligations to its third party financing provider on a number of purchases, including purchases of PTC software and services during the period from 2003 to 2006. The customer is defending its non-payment on the grounds that the customer’s employee who initiated the transactions was unauthorized to make the purchases or to enter into the financing arrangements. PTC is not a party to the disputed contracts between the financing provider and the customer, and PTC has been paid for substantially all orders relating to this customer. The financing provider has indicated that, to the extent it does not receive payment from the customer, it may seek to recover from others, including PTC. PTC has fully performed its obligations relating to these orders and believes that neither the customer nor its financing provider has a valid basis for recourse against PTC. PTC would vigorously defend any effort to collect the disputed amounts from PTC. Notwithstanding this matter, PTC continues to have a business relationship with the customer and, in the second quarter of 2007, PTC received additional orders from the customer, for which approximately $2 million of revenue was recognized.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Annual Meeting of Stockholders held on March 7, 2007, the stockholders:
•	elected Noel G. Posternak and Michael E. Porter as Class I directors of the Company to hold office until the 2010 Annual Meeting (subject to the election and qualification of their successors and to their earlier resignation, removal or death):

		Votes Withheld
	Votes For	or Opposed
Noel G. Posternak	97,751,213	7,074,154
Michael E. Porter	94,980,325	9,845,042
•	amended our 2000 Equity Incentive Plan to increase the number of shares authorized for issuance under the plan by 5,000,000 shares:

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
67,318,706	22,876,014	1,381,169	13,249,478
•	confirmed the selection by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2007:

Votes For	Votes Against	Votes Abstaining
102,407,045	2,286,780	131,541

ITEM 6. EXHIBITS
10	Compensatory Arrangements with Directors.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32*	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

*	Indicates that the exhibit is being furnished with this report and is not filed as a part of it.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Parametric Technology Corporation
By:	/s/ Cornelius F. Moses, III
Cornelius F. Moses, III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2007