Form 10-Q
period 2007-06-30
PARAMETRIC TECHNOLOGY CORP
filed 2007-08-09
CIK 857005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
There were 114,848,255 shares of our common stock outstanding on August 3, 2007.

PARAMETRIC TECHNOLOGY CORPORATION
INDEX TO FORM 10-Q
For the Quarter Ended June 30, 2007

PART I—FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS
PARAMETRIC TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30,	September 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$259,956	$183,448
Accounts receivable, net of allowance for doubtful accounts of $4,007 and $4,900 at June 30, 2007 and September 30, 2006, respectively	171,764	181,008
Prepaid expenses	26,995	20,495
Other current assets (Note 1)	52,960	51,824
Deferred tax assets (Note 9)	23,283	1,341

Total current assets	534,958	438,116
Property and equipment, net	55,358	51,603
Goodwill (Note 6)	245,733	249,252
Acquired intangible assets, net (Note 6)	81,632	77,870
Deferred tax assets (Note 9)	63,694	3,205
Other assets	69,986	75,398

Total assets	$1,051,361	$895,444

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,004	$17,109
Accrued expenses and other current liabilities	52,848	52,128
Accrued compensation and benefits	54,599	72,632
Accrued income taxes	9,816	7,066
Deferred revenue (Note 1)	223,151	197,769

Total current liabilities	359,418	346,704
Other liabilities (Note 2)	96,065	97,413
Deferred revenue (Note 1)	8,225	13,228

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 114,990 and 111,880 shares issued and outstanding at June 30, 2007 and September 30, 2006, respectively	1,150	1,119
Additional paid-in capital	1,751,907	1,723,570
Accumulated deficit	(1,122,912)	(1,242,692)
Accumulated other comprehensive loss	(42,492)	(43,898)

Total stockholders’ equity	587,653	438,099

Total liabilities and stockholders’ equity	$1,051,361	$895,444

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Revenue:
License	$62,098	$65,711	$200,022	$178,852
Service	162,998	150,993	474,837	430,564

Total revenue	225,096	216,704	674,859	609,416

Costs and expenses:
Cost of license revenue	4,084	2,995	11,855	8,187
Cost of service revenue	67,673	65,579	204,855	187,942
Sales and marketing	74,573	70,033	215,694	197,938
Research and development	39,798	36,905	117,935	107,477
General and administrative	16,855	18,038	56,489	55,706
Amortization of acquired intangible assets	1,764	1,646	5,440	4,292
Restructuring charges (Note 2)	—	5,947	—	5,947
In-process research and development (Note 5)	544	2,100	544	2,100

Total costs and expenses	205,291	203,243	612,812	569,589

Operating income	19,805	13,461	62,047	39,827
Other income (expense), net	2,268	840	4,396	2,743

Income before income taxes	22,073	14,301	66,443	42,570
(Benefit from) provision for income taxes	(65,155)	(2,575)	(53,337)	7,427

Net income	$87,228	$16,876	$119,780	$35,143

Earnings per share—Basic (Note 4)	$0.77	$0.15	$1.06	$0.32
Earnings per share— Diluted (Note 4)	$0.74	$0.15	$1.02	$0.31
Weighted average shares outstanding—Basic	113,154	109,947	112,610	109,672
Weighted average shares outstanding—Diluted	117,500	112,871	117,423	112,930
The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	June 30,	July 1,
	2007	2006
Cash flows from operating activities:
Net income	$119,780	$35,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,882	24,809
Stock-based compensation	22,507	29,273
Other non-cash expenses, net	834	1,958
In-process research and development	544	2,100
Changes in deferred income taxes — release of valuation allowance	(65,516)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	33,483	637
Accounts payable and accrued expenses	(5,201)	(10,487)
Accrued compensation and benefits	(20,798)	(14,455)
Deferred revenue	21,454	21,679
Accrued income taxes	(3,323)	(24,572)
Other current assets and prepaid expenses	(3,150)	4,411
Other noncurrent assets and liabilities	(14,424)	(17,135)

Net cash provided by operating activities	115,072	53,361

Cash flows from investing activities:
Additions to property and equipment	(17,139)	(13,065)
Acquisitions of businesses, net of cash acquired	(24,546)	(75,084)
Acquisition of remaining equity interest in a controlled subsidiary	(3,972)	—

Net cash used by investing activities	(45,657)	(88,149)

Cash flows from financing activities:
Proceeds from issuance of common stock	13,875	4,052
Payments of withholding taxes in connection with settlement of restricted stock units	(6,496)	—
Repurchase of common stock	(1,809)	—
Tax benefit from stock-based awards	292	—
Credit facility origination costs	—	(897)
Payments of capital lease obligations	(369)	(323)

Net cash provided by financing activities	5,493	2,832

Effect of exchange rate changes on cash and cash equivalents	1,600	1,426

Net increase (decrease) in cash and cash equivalents	76,508	(30,530)
Cash and cash equivalents, beginning of period	183,448	204,423

Cash and cash equivalents, end of period	$259,956	$173,893

Supplemental disclosures of cash flow information:
Property and equipment acquired under capital leases	$—	$260
The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended		Nine months ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Net income	$87,228	$16,876	$119,780	$35,143

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of a tax benefit of $237 for the three and nine months ended June 30, 2007 and $0 for the three and nine months ended July 1, 2006	(441)	1,470	2,139	1,044
Net unrealized gain (loss) on securities, net of tax of $0 for all periods	—	28	(680)	(205)
Impact of release of valuation allowance on U.S. net deferred tax assets	(53)	—	(53)	—

Other comprehensive income (loss)	(494)	1,498	1,406	839

Comprehensive income	$86,734	$18,374	$121,186	$35,982

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Parametric Technology Corporation (PTC) and its wholly owned subsidiaries and have been prepared by management in accordance with accounting principles generally accepted in the United States of America and in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. While we believe that the disclosures presented are adequate to make the information not misleading, these unaudited quarterly financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. A reclassification of $5.7 million from accounts payable to accrued expenses and other current liabilities has been made in the September 30, 2006 consolidated balance sheet for consistent presentation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated. Unless otherwise indicated, all references to a year reflect our fiscal year, which ends on September 30. The year-end consolidated balance sheet is derived from our audited financial statements.
Deferred revenue primarily relates to software maintenance agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and the related customer receivable, if not yet paid, is included in other current assets. Billed but uncollected maintenance-related amounts included in other current assets at June 30, 2007 and September 30, 2006 were $45.9 million and $50.0 million, respectively.
The results of operations for the three and nine months ended June 30, 2007 are not necessarily indicative of the results expected for the remainder of the fiscal year.
2. Restructuring Charges
There were no restructuring charges recorded in the first nine months of 2007.
In the third quarter and first nine months of 2006, we recorded a net restructuring charge of $5.9 million. In the second quarter of 2006, we announced that we would undertake certain cost-reduction initiatives. These initiatives were substantially completed in the third quarter of 2006 and resulted in a restructuring charge of $7.4 million for severance and related costs associated with the termination of 91 employees in the third quarter of 2006, partially offset by a credit of $1.5 million primarily related to a plan to reoccupy a portion of our headquarters facility that was previously vacant and included in restructuring costs in prior periods. The headquarters space was available for sublease and was being marketed, but was reoccupied due to space requirements related to our acquisition of Mathsoft.

The following table summarizes restructuring accrual activity for the three and nine months ended June 30, 2007:

	Three months ended June 30, 2007			Nine months ended June 30, 2007
	Employee	Facility		Employee	Facility
	Severance	Closures		Severance	Closures
	and Related	and Other		and Related	and Other
	Benefits	Costs	Total	Benefits	Costs	Total
			(in thousands)
Beginning balance	$302	$18,451	$18,753	$1,084	$21,293	$22,377
Cash disbursements	(306)	(1,469)	(1,775)	(1,127)	(4,395)	(5,522)
Foreign exchange impact	4	25	29	43	109	152

Balance, June 30, 2007	$—	$17,007	$17,007	$—	$17,007	$17,007

As of June 30, 2007, of the $17.0 million remaining in accrued restructuring charges, $6.8 million was included in current liabilities and $10.2 million was included in other long-term liabilities, principally for facility costs to be paid out through 2014.
In determining the amount of the facilities accrual, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates are reviewed quarterly based on known real estate market conditions and the credit-worthiness of subtenants, and may result in revisions to established facility reserves. We had accrued $16.5 million as of June 30, 2007 related to excess facilities (compared to $20.7 million at September 30, 2006), representing gross lease commitments with agreements expiring at various dates through 2014 of approximately $38.7 million, net of committed and estimated sublease income of approximately $21.8 million and a present value factor of $0.4 million. We have entered into signed sublease arrangements for approximately $19.4 million, with the remaining $2.4 million based on future estimated sublease arrangements, including $1.5 million for space currently available for sublease.
We are currently taking steps to improve operating margins and increase our strategic presence in emerging geographies. In the fourth quarter of 2007, we expect to terminate the employment of approximately 200 employees, which will result in a restructuring charge for severance and related costs of approximately $11 million in the fourth quarter of 2007. Additionally, we are evaluating other cost savings opportunities including optimizing the use of our leased facilities worldwide and relocating functions and additional workforce to lower-cost geographies. This process may result in additional restructuring costs in the fourth quarter of 2007 and in 2008.
3. Stock-based Compensation
We account for stock-based compensation under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R). SFAS 123(R) requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option pricing model. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.
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

We made the following restricted stock and restricted stock unit grants in the third quarter and first nine months of 2007 and 2006:

	Restricted Stock		Restricted Stock Units
Grant Period	Performance-based	Time-based	Performance-based	Time-based
	(Number of Shares)		(Number of Units)
Third quarter of 2007	—	—	—	420,740
First nine months of 2007	495,768	442,590	60,561	1,148,922

Third quarter of 2006	—	—	2,991	5,351
First nine months of 2006	515,617	434,800	338,858	1,297,629
Restricted Stock
Performance-based awards. In the first nine months of 2007 and 2006, we granted to our executive officers performance-based shares that are earned based on achievement of certain Company operating performance criteria specified by the Compensation Committee on or prior to the date of grant. With respect to the 2007 grants, in the third quarter of 2007, we reversed all compensation expense that we had recorded during the first six months of 2007 as we do not currently expect that these performance-based shares will be earned. With respect to the 2006 grants, because the specified performance criteria were achieved in full, the restrictions on 284,417 of the shares lapsed on November 9, 2006 and the restrictions on the remaining shares will lapse in equal installments on November 9, 2007 and 2008, provided that the holder of the award remains employed by us at those dates.
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
In the first quarter of 2006, we granted 346,800 shares to our executive officers. The restrictions on one-third of these shares lapsed on November 9, 2006 and those on the remaining shares will lapse in substantially equal installments on November 9, 2007 and 2008, provided that the holder of the award remains employed by us at those dates. In the second quarter of 2006, we issued 88,000 shares of restricted stock to our non-employee directors, of which the restrictions on one-third of the shares lapsed on February 15, 2007 and the restrictions on the remaining shares will lapse in substantially equal installments on each of February 15, 2008 and 2009, provided that the holder of the award remains a director of those dates.
Restricted Stock Units
Performance-based awards. In the first nine months of 2007, we granted 60,561 performance-based restricted stock units to employees in connection with our employee management incentive plans for the 2007 fiscal year. These shares will vest on the later of November 9, 2007 or the date the Compensation Committee determines the extent to which the performance criteria have been achieved, provided that the holder of the award remains employed by us at that date. In the third quarter of 2007, we reversed all compensation expense related to these restricted stock units that we had recorded during the first six months of 2007 as we do not currently expect that these performance-based restricted stock units will be earned. In the first nine months of 2006, we granted 338,858 performance-based restricted stock units to employees in connection with our employee management incentive plans for the 2006 fiscal year, which were earned in full on November 9, 2006 based on achievement of specified performance criteria established by the Compensation Committee.
Time-based awards. In the third quarter and first nine months of 2007, we granted 420,740 and 1,148,922 restricted stock units, respectively, to employees. The restricted stock units granted in the third quarter of 2007 will vest in three substantially equal installments on each of March 15, 2008, 2009 and 2010, provided that the holder of the award remains employed by us at those dates. The remaining 2007 awards will vest in substantially equal installments on each of the first three anniversaries of the date of grant, provided that the holder of the award remains employed by us at those dates. In the third quarter and first nine months of 2006, we granted 5,351 and 1,297,629 restricted stock units, respectively, to employees, which vest in three substantially equal installments on each of the first three anniversaries of the date of grant, provided that the holder of the award remains employed by us at those dates.
With respect to all types of equity awards, in the first nine months of 2007, the restrictions on 664,463 restricted shares lapsed and 1,101,133 restricted stock units vested. The fair value of restricted shares and restricted stock units granted in the first nine months of 2007 was based on the fair market value of our common stock on the date of grant. The weighted average fair value per share of restricted shares and restricted stock units granted in the first nine months of 2007 was $18.55.

Stock-based compensation expense amounts presented below reflect the reversal in the third quarter of 2007 of $3.0 million recorded in the first six months of 2007 related to performance-based awards in connection with our executive and employee management incentive plans for the 2007 fiscal year. These performance-based awards would be earned based on achievement of operating performance targets which we currently do not believe will be met. The following table shows the classification of compensation expense recorded for our stock-based awards as reflected in our consolidated statements of operations:

	Three months ended		Nine months ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
		(in thousands)
Cost of license revenue	$60	$29	$100	$96
Cost of service revenue	993	1,969	4,671	5,830
Sales and marketing	2,035	2,547	5,926	7,241
Research and development	1,058	2,336	4,529	6,653
General and administrative	884	3,188	7,281	9,453

Total stock-based compensation expense	$5,030	$10,069	$22,507	$29,273

4. Common Stock and Earnings Per Share (EPS)
Earnings Per Share
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
The following table presents the calculation for both basic and diluted EPS:

	Three months ended		Nine months ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
		(in thousands, except per share data)
Net income	$87,228	$16,876	$119,780	$35,143

Weighted average shares outstanding—Basic	113,154	109,947	112,610	109,672
Dilutive effect of employee stock options, restricted shares and restricted stock units	4,346	2,924	4,813	3,258

Weighted average shares outstanding—Diluted	117,500	112,871	117,423	112,930

Earnings per share — Basic	$0.77	$0.15	$1.06	$0.32
Earnings per share — Diluted	$0.74	$0.15	$1.02	$0.31
Stock options to purchase 3.5 million shares for both the third quarter and first nine months of 2007 and 5.5 million and 4.4 million shares for the third quarter and first nine months of 2006, respectively, were outstanding but were not included in the calculation of diluted earnings per share because the exercise prices per share, plus the per share tax benefits and unamortized compensation relating thereto, were greater than the average market price of our common stock for those periods. These shares were excluded from the computation of diluted EPS as the effect would have been anti-dilutive.
Share Repurchase Authorization
In September 1998, our Board of Directors authorized the repurchase of up to 8.0 million shares of our common stock and in July 2000 increased the shares authorized for repurchase to 16.0 million. We had repurchased 12.5 million shares through the end of 2004 and did not repurchase any additional shares until the third quarter of 2007, when our Board of

Directors authorized us to resume repurchases within established parameters (described in Part II, Item 2 of this report). In the third quarter of 2007, we repurchased 100,000 shares for $1.8 million. Through the end of the third quarter of 2007, we had repurchased, at a cost of $368.6 million, a total of 12.6 million shares of the 16.0 million shares authorized for repurchase. In the fourth quarter of 2007 to date, we have repurchased an additional 457,000 shares for $8.2 million.
5. Acquisitions
NC Graphics
In the third quarter of 2007, we acquired NC Graphics (Cambridge) Limited, headquartered in England, for $7.2 million in cash, including $0.2 million of acquisition-related transaction costs. NC Graphics provided computer-aided manufacturing solutions for design and machining of molds, dies, prototypes, and other high-speed precision machining applications. Results of operations for NC Graphics have been included in the accompanying consolidated statements of operations since May 3, 2007. Our results of operations prior to this acquisition if presented on a pro forma basis, as if the companies had been combined since the beginning of fiscal 2006, would not differ materially from our reported results.
This acquisition was accounted for as a business combination. The purchase price allocation is preliminary pending the final valuation of the acquired assets and liabilities. The preliminary purchase price allocation resulted in goodwill of $1.5 million; intangible assets of $5.8 million (including purchased software of $4.3 million, customer relationships of $1.4 million, and other intangible assets of $0.1 million, which are being amortized over useful lives ranging from 1 to 9 years); other net assets of $0.8 million; and deferred tax liabilities of $1.4 million. In addition, the preliminary purchase price allocation resulted in a charge of $0.5 million for in-process research and development.
ITEDO
In the first quarter of 2007, we acquired ITEDO Software GmbH and ITEDO Software LLC (together, ITEDO), headquartered in Germany, for $16.7 million in cash, including $0.2 million of acquisition-related costs. In addition, we agreed to pay up to $0.5 million of additional cash consideration if specified product integration targets are achieved within three years of the acquisition date of which $0.3 million was paid in the third quarter of 2007. ITEDO provided software solutions for creating and maintaining technical illustrations to customers in multiple discrete manufacturing vertical markets such as automotive, aerospace and defense, and industrial equipment. ITEDO had approximately 30 employees and generated revenue of approximately $5 million for the twelve months ended July 31, 2006. Results of operations for ITEDO have been included in the accompanying consolidated statements of operations since October 19, 2006. Our results of operations prior to this acquisition if presented on a pro forma basis, as if the companies had been combined since the beginning of fiscal 2006, would not differ materially from our reported results.
This acquisition was accounted for as a business combination. The purchase price allocation resulted in goodwill of $11.5 million; intangible assets of $8.1 million (including purchased software of $6.2 million, customer relationships of $1.8 million, and other intangible assets of $0.1 million, which are being amortized over useful lives ranging from 4 to 10 years); other net liabilities of $1.0 million; restructuring accruals of $0.3 million related to our planned integration of ITEDO; deferred tax liabilities of $2.5 million, equal to the tax effect of the amount of the acquired intangible assets other than goodwill that are not deductible for income tax purposes; and, as a result of recording those deferred tax liabilities, a $1.2 million reduction in our valuation allowance recorded against our pre-acquisition deferred tax assets in the U.S. and a foreign jurisdiction. The goodwill and certain intangible assets are not deductible for tax purposes.
This transaction resulted in $11.5 million of purchase price that exceeded the estimated fair values of tangible and intangible assets and liabilities, all of which was allocated to goodwill. We believe that the high amount of goodwill relative to identifiable intangible assets was the result of several factors including the potential to sell ITEDO products into our traditional manufacturing customer base, including leveraging our direct and indirect sales force and our established presence in geographies not previously served by ITEDO; and our intention to integrate our ITEDO, Arbortext, Windchill and Pro/ENGINEER solutions to enhance our technical publications capabilities.

Mathsoft
In the third quarter of 2006, we acquired Mathsoft Corporate Holdings, Inc., including its wholly owned subsidiary Mathsoft Engineering & Education, Inc. (together, Mathsoft). Mathsoft’s primary product was Mathcad® software, which helps engineering organizations create, automate, document and reuse engineering calculations in the product development process, and in other mathematics-driven processes. Mathsoft had approximately 120 employees in offices primarily in the U.S. and Europe and generated revenue of approximately $20 million for the twelve months ended March 31, 2006. Results of operations for Mathsoft have been included in the accompanying consolidated statement of operations since April 29, 2006. Our results of operations prior to this acquisition if presented on a pro forma basis, as if the companies had been combined since the beginning of fiscal 2006, would not differ materially from our reported results.
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
6. Goodwill and Acquired Intangible Assets
We have two reportable segments: (1) software products and (2) services. As of June 30, 2007 and September 30, 2006, goodwill and acquired intangible assets in the aggregate attributable to our software products reportable segment was $301.9 million and $300.9 million, respectively; and attributable to our services reportable segment was $25.5 million and $26.2 million, respectively. Goodwill and other intangible assets are tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting segment below its carrying value. We completed our annual impairment review as of June 30, 2007 and concluded that no impairment charge was required as of that date.

Goodwill and acquired intangible assets consisted of the following:

	June 30, 2007			September 30, 2006
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
	(in thousands)
Goodwill and intangible assets with indefinite lives (not amortized):
Goodwill			$245,733			$249,252
Trademarks			4,271			4,200

			250,004			253,452

Intangible assets with finite lives (amortized):
Purchased software	$67,312	$40,573	26,739	$56,096	$35,098	20,998
Capitalized software	22,877	22,769	108	22,877	22,252	625
Customer lists and relationships	68,239	19,933	48,306	64,634	15,195	49,439
Trademarks and tradenames	1,758	602	1,156	1,645	313	1,332
Other	2,041	989	1,052	1,910	634	1,276

	$162,227	$84,866	77,361	$147,162	$73,492	73,670

Total goodwill and acquired intangible assets			$327,365			$327,122

The changes in the carrying amounts of goodwill and intangible assets with indefinite lives at June 30, 2007 from September 30, 2006 are due to the impact of acquisitions (see Note 5), the $19.1 million decrease in goodwill resulting from our reversal of the valuation allowance on U.S. net deferred tax assets (see Note 9), and to foreign currency translation adjustments related to those asset balances that are recorded in non-U.S. currencies.
Changes in goodwill, presented by reportable segment, were as follows:

	Software
	Products	Services
	Segment	Segment	Total
		(in thousands)
Balance, September 30, 2006	$231,699	$17,553	$249,252
Acquisition of NC Graphics	1,542	—	1,542
Acquisition of ITEDO	11,442	—	11,442
Additional purchase price paid for Cadtrain acquisition	—	1,500	1,500
Reversal of valuation allowance against U.S. net deferred tax assets	(17,736)	(1,405)	(19,141)
Foreign currency translation adjustments	1,034	104	1,138

Balance, June 30, 2007	$227,981	$17,752	$245,733

The aggregate amortization expense for intangible assets with finite lives was classified in our consolidated statements of operations as follows:

	Three months ended		Nine months ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
		(in thousands)
Amortization of acquired intangible assets	$1,764	$1,646	$5,440	$4,292
Cost of license revenue	1,774	1,529	5,411	3,920
Cost of service revenue	17	65	66	169

Total amortization expense	$3,555	$3,240	$10,917	$8,381

7. Recent Accounting Pronouncements
Accounting for Uncertainty in Income Taxes
In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure relative to uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption encouraged. We will adopt FIN 48 at the beginning of fiscal 2008. We are currently evaluating whether or not the adoption of FIN 48 will have a material effect on our consolidated financial position, results of operations or cash flows.
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
8. Segment Information
We operate within a single industry segment — computer software and related services. Operating segments as defined by FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is our executive officers. We have two operating and reportable segments: (1) Software Products, which includes license and maintenance revenue (including new releases and technical support); and (2) Services, which includes consulting, implementation, training and other support revenue. In our consolidated statements of operations, maintenance revenue is included in service revenue. We do not allocate certain sales, marketing or administrative expenses to our operating segments, as these activities are managed separately.
We report our revenue in two product categories:
•	Enterprise Solutions, which includes Windchill®, Pro/INTRALINK®, ProductView™, Arbortext® Publishing Engine™, Arbortext IsoView® and all other solutions that help companies collaborate and manage and publish information across an extended enterprise; and

•	Desktop Solutions, which includes Pro/ENGINEER®, Arbortext Editor™, Arbortext IsoDraw®, Mathcad® and all other solutions that help companies create content and improve desktop productivity.

The revenue and operating income (loss) attributable to these operating segments are summarized as follows:

	Three months ended		Nine months ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
		(in thousands)
Revenue:
Software Products segment:
License:
Desktop solutions	$38,240	$43,547	$130,268	$114,498
Enterprise solutions	23,858	22,164	69,754	64,354

Total software products license revenue	62,098	65,711	200,022	178,852

Maintenance: (1)
Desktop solutions	82,550	77,041	243,455	223,504
Enterprise solutions	20,534	17,566	58,979	49,895

Total software products maintenance revenue	103,084	94,607	302,434	273,399

Total software products revenue	165,182	160,318	502,456	452,251

Services segment:
Desktop solutions	18,164	23,288	55,787	64,053
Enterprise solutions	41,750	33,098	116,616	93,112

Total service revenue	59,914	56,386	172,403	157,165

Total revenue:
Desktop solutions	138,954	143,876	429,510	402,055
Enterprise solutions	86,142	72,828	245,349	207,361

Total revenue	$225,096	$216,704	$674,859	$609,416

Operating income (loss): (2)
Software Products segment	$104,117	$100,008	$321,348	$284,936
Services segment	7,116	4,882	12,882	11,893
Sales and marketing expenses	(74,573)	(73,708)	(215,694)	(201,613)
General and administrative expenses	(16,855)	(17,721)	(56,489)	(55,389)

Total operating income	$19,805	$13,461	$62,047	$39,827

(1)	Maintenance revenue is included in Service Revenue in our consolidated statements of operations.

(2)	The operating income (loss) reported for each operating segment does not represent total operating results as it does not contain an allocation of sales, marketing, and general and administrative expenses incurred in support of the operating segments.

(3)	As described in Note 2, for the three months and nine months ended July 1, 2006, we recorded a net restructuring charge of $5.9 million. For the three months and nine months ended July 1, 2006, Software Products included $1.5 million, Services included $1.1 million, sales and marketing included $3.6 million, and general and administrative expenses included $(0.3) million of the restructuring charge recorded in those periods.

Data for the geographic regions in which we operate is presented below:

	Three months ended		Nine months ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
		(in thousands)
Revenue:
North America (1)	$86,884	$90,955	$262,774	$244,875
Europe (2)	86,166	71,973	251,757	213,753
Asia-Pacific (3)	52,046	53,776	160,328	150,788

Total revenue	$225,096	$216,704	$674,859	$609,416

(1)	Includes revenue in the United States totaling $82.7 million and $87.0 million for the three months ended June 30, 2007 and July 1, 2006, respectively, and $249.5 million and $233.2 million for the nine months ended June 30, 2007 and July 1, 2006, respectively.

(2)	Includes revenue in Germany totaling $26.4 million and $21.5 million for the three months ended June 30, 2007 and July 1, 2006, respectively, and $76.6 million and $63.4 million for the nine months ended June 30, 2007 and July 1, 2006, respectively.

(3)	Includes revenue in Japan totaling $19.4 million and $23.8 million for the three months ended June 30, 2007 and July 1, 2006, respectively, and $69.0 million and $71.0 million for the nine months ended June 30, 2007 and July 1, 2006, respectively.
Total long-lived tangible assets by geographic region have not changed significantly since September 30, 2006.
9. Income Taxes
Our income tax provisions for the three and nine months ended June 30, 2007 include a tax benefit of $65.5 million recorded upon our decision in the third quarter of 2007 to release a substantial portion of the valuation allowance recorded against net deferred tax assets in the U.S. and a foreign jurisdiction as well a tax benefit of $5.3 million recorded in the third quarter of 2007 upon the favorable outcome of a tax refund claim in the U.S. Our income tax provisions for the three and nine months ended June 30, 2006 include a tax benefit of $6.1 million recorded upon the favorable resolution of a tax audit in the U.S., in connection with which we made federal income tax payments of $9.5 million for liabilities arising from our income tax returns for fiscal years 2001 and 2002. As a result of the tax payments made being less than the accrued income taxes that we had recorded for those years, we recorded an income tax benefit in the third quarter of 2006 of $6.1 million. Excluding the effect of these one-time tax benefits, our income tax provisions in the three and nine months ended June 30, 2007 and 2006 consisted primarily of taxes owed in relation to the income generated by our foreign subsidiaries as well as withholding taxes that we incurred in the U.S. in connection with certain foreign operations. The tax provisions of those periods included only insignificant amounts in relation to the income that we generated in the U.S., due to our utilization of available net operating loss carryforwards that previously had been recorded in our balance sheet with a full valuation allowance.
As of the end of the second quarter of 2007, a full valuation allowance was recorded against our net deferred tax assets (consisting primarily of operating loss carryforwards) in the U.S. and certain foreign jurisdictions. Based upon our operating results over recent years and through June 30, 2007 as well as an assessment of our expected future results of operations, during the third quarter of 2007, we determined that it had become more likely than not that we will realize a substantial portion of our deferred tax assets in the U.S. and a foreign jurisdiction. As a result, during the third quarter, we released a total of $84.5 million of our valuation allowances. Of the $84.5 million valuation allowance release, $65.5 million was recorded as a one-time income tax benefit, $19.1 million was recorded as a reduction to goodwill recorded upon prior acquisitions, and $0.1 million was recorded as an increase to accumulated other comprehensive loss within stockholders’ equity.
As of the end of the third quarter of 2007, we have a remaining valuation allowance recorded against U.S. net deferred tax assets of $28.3 million, which consists of $16.6 million for foreign tax credits that we have determined are not more likely than not to be realized; $6.6 million for stock-based compensation deductions that will be credited to additional paid-in capital only when realized; $0.5 million for certain state operating loss carryforwards that will likely expire without being utilized; and $4.6 million which will be released in the fourth quarter of 2007 in accordance with the requirement under SFAS No. 109 to use an annualized effective tax rate for each interim period during the year in which a valuation allowance release has occurred, including any interim periods after the valuation allowance release has occurred.
10. Commitments and Contingencies
Revolving Credit Agreement
We have a $230 million multi-currency bank revolving credit facility with a syndicate of seven banks. The credit facility was established primarily for general corporate purposes, including acquisitions of businesses, and may be increased by up to an additional $150 million if the existing or additional lenders are willing to make such increased commitments. The credit facility expires on February 20, 2011, when all amounts will be due and payable in full. Any obligations under the credit facility are guaranteed by PTC’s material domestic subsidiaries and are collateralized by a pledge of 65% of the capital stock of PTC’s material first-tier non-U.S. subsidiaries. We have not borrowed any funds under the credit facility to date.
Interest rates on outstanding borrowings under the credit facility would range from 0.75% to 1.50% above the Eurodollar rate for Eurodollar-based borrowings or would be at the defined base rate for base rate borrowings, in each case based upon our leverage ratio. In addition, we may borrow certain foreign currencies at the London interbank-offered interest rates for those currencies, with the same range above such rates based on our leverage ratio. A quarterly commitment fee based on the undrawn portion of the credit facility is required to be paid by us, ranging from 0.125% to 0.30% per year, depending upon our leverage ratio.
The credit facility limits our and our subsidiaries’ ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends and make other distributions; make investments and enter into joint ventures; dispose of assets; and engage in transactions with affiliates, except on an arms-length basis. Under the credit facility, we and our material domestic subsidiaries may not invest cash or property in, or loan cash to, our foreign subsidiaries in aggregate amounts exceeding $25 million for any purpose and an additional $50 million for acquisitions of businesses. In addition, under the credit facility, we and our subsidiaries must maintain specified leverage and fixed-charge ratios. Any failure to comply with the financial or operating covenants of the credit facility would not only prevent us from being able to borrow additional funds, but would also constitute a default, resulting in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. A change in control of PTC (as defined in the credit facility) also constitutes an event of default, permitting the lenders to accelerate the required payments of all amounts due and to terminate the credit facility. We were in compliance with all financial and operating covenants of the credit facility as of June 30, 2007.
Legal Proceedings
On August 2, 2007, GE Capital Leasing Corporation (“GELC”) filed a lawsuit against PTC in the U.S. District Court for the District of Massachusetts. The lawsuit alleges that an employee of Toshiba Corporation fraudulently induced GELC to provide over $60 million in financing for purchases of third party products, including PTC software, during the period from 2003 to 2006. GELC claims that PTC participated in the alleged scheme or, alternatively, should have been aware of the scheme and made negligent misrepresentations that enabled the scheme to continue undetected. All of the alleged transactions occurred in Japan. GELC claims damages of $47 million and seeks three times that amount plus attorneys’ fees. We believe GELC’s claims against PTC are without merit and intend to contest them vigorously.
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
Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q about our anticipated financial results and growth, as well as about the development of our products and markets, are forward-looking statements that are subject to the inherent uncertainties in predicting future results and conditions. Risks and uncertainties that could cause actual results to differ materially from those projected include the following: we may be unable to increase revenues or successfully execute strategic and other business initiatives while containing expenses; our efforts to globalize our workforce will cause us to incur additional restructuring charges and could disrupt our business operations; we may be unable to successfully achieve both revenue and earnings growth from newly acquired businesses; our ability to win against or displace competitors could be adversely affected by changes in the competitive landscape; as well as other risks and uncertainties referenced in Part II, Item 1A. “Risk Factors” of this report.
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
Executive Overview
Total revenue in the third quarter of 2007 was $225.1 million, reflecting 4% year-over-year growth. While our revenue grew on a year-over-year basis, our license revenue and operating margins were below our expectations and reflected mixed revenue performance across geographic areas and product categories. Our third quarter license revenue performance reflects two major factors: (1) several large transactions that we expected to close did not close and (2) a reduction in add-on sales of Desktop Solutions in North America and Japan. In the third quarter of 2007, we continued to see strong revenue growth in Enterprise Solutions and our maintenance revenue was $103.1 million, the highest amount of quarterly maintenance revenue we have ever recorded. We believe this strong maintenance revenue is an indicator that we have a large and loyal customer base that continues to benefit from the use of our differentiated solutions. While our revenue performance in the third quarter of 2007 was lower than our expectations, we continue to believe that the overall PLM market is growing and will continue to grow as customers invest in solutions that help them improve their product development processes.
Net income for the third quarter and first nine months of 2007 was significantly higher year over year due to non-cash tax benefits recorded in the quarter primarily associated with our reversal of valuation allowances in the U.S. and a foreign jurisdiction. Based upon our operating results over recent years and through June 30, 2007 as well as an assessment of our expected future operating results, we determined that it had become more likely than not that we will realize a substantial portion of our deferred tax assets in the U.S. and a foreign jurisdiction. As a result, during the third quarter of 2007, we reversed the valuation allowance against certain deferred tax assets in the U.S. and a foreign jurisdiction resulting in a tax benefit of $65.5 million, a decrease to goodwill of $19.1 million and a decrease in stockholders’ equity of $0.1 million.
We believe operating results for the first nine months of 2007, during which revenue grew 11% year over year and operating margins improved, reflect the trends in our business better than the results of the third quarter of 2007 alone. These nine-month results reflect growth across our lines of business, growth in both our Desktop Solutions and Enterprise solutions product categories, growth across our three major geographies, and growth in revenue from customers of all sizes. We believe these nine-month operating results reflect successful execution of our strategic initiatives over the past three years as well as increased technology spending by our customers. Those initiatives focused on improving our product and service offerings, our distribution model, our strategic account relationships, our competitive position and our marketing programs. We believe our strategic initiatives have created three key competitive differentiators which we believe are causing customers to adopt our solutions: our broad product development system capabilities, our single platform architecture, and our unique process framework for addressing our customers’ product development challenges. In particular, we believe our strategy to offer a product development system with fully integrated solutions on a common architecture provides us with a significant competitive advantage and is a major factor in our increased sales of Pro/ENGINEER® and Windchill®. We also believe that acquisitions by others of certain of our competitors create competitive opportunities for us.
As a result of third quarter revenue being lower than our expectations and as part of our ongoing efforts to deliver operating margin growth, we have taken recent steps to reduce costs. In the fourth quarter of 2007, we expect to terminate the employment of approximately 200 employees, which will result in a restructuring charge for severance and related costs of approximately $11 million in the fourth quarter of 2007. Additionally, we are evaluating other cost savings opportunities including optimizing the use of our leased facilities worldwide and relocating functions to lower-cost geographies. This evaluation may result in additional restructuring costs in the fourth quarter of 2007 and in 2008. We expect these planned restructuring initiatives will help us to improve operating margins and increase our strategic presence in emerging geographies.
Other Important Information
On August 2, 2007, GE Capital Leasing Corporation (“GELC”) filed a lawsuit against PTC alleging that PTC was a participant in an alleged scheme in which an employee of Toshiba Corporation fraudulently induced GELC to provide over $60 million in financing for purchases of third party products, including PTC software, during the period from 2003 to 2006. GELC alleges that the scheme commenced in or about late 2000, prior to GELC’s involvement. GELC alleges that the Toshiba employee was not authorized to undertake the orders or enter into the financing agreements. GELC further alleges that PTC was aware of this lack of authority. All of the alleged transactions occurred in Japan.
GELC has alleged that PTC and other alleged participants have received and recorded at least $47 million in funds from GELC. We are investigating this matter and, based on our investigation to date, believe revenue was properly recognized on the applicable transactions. If our investigation were to conclude that certain of GELC’s allegations were true, PTC could be required to reverse all or a portion of the revenue associated with the applicable transactions, which could result in a restatement of our previously issued financial statements. Additionally, we cannot predict the ultimate resolution of the GELC lawsuit at this time, but, if determined adversely to us, this lawsuit could have a material adverse impact on our financial condition or results of operations.
Results of Operations
The following is a summary of our results of operations for the third quarters and first nine months of 2007 and 2006, which includes the results of operations of companies we acquired beginning on their respective acquisition dates.

	Three months ended				Nine months ended
	June 30,	July 1,	Percent		June 30,	July 1,	Percent
	2007	2006	Change		2007	2006	Change
			(Dollar amounts in millions)
Total revenue	$225.1	$216.7	4	%(1)	$674.9	$609.4	11	%(1)
Total costs and expenses	205.3	203.2	1%		612.8	569.6	8%

Operating income	19.8	13.5			62.1	39.8
Other income (expense), net	2.3	0.8			4.4	2.7

Income before income taxes	22.1	14.3			66.5	42.5
(Benefit from) provision for income taxes	(65.1)	(2.6)			(53.3)	7.4

Net income	$87.2	$16.9			$119.8	$35.1

(1)	On a consistent foreign currency basis, compared to the year-ago periods, total revenue for the third quarter and first nine months of 2007 increased 2% and 8%, respectively.

Revenue results for the third quarter and first nine months of 2007 are described below in Revenue.
Total costs and expenses reflect increases in our operating cost structure from acquisitions and from measured increases to support planned revenue growth. Refer to Costs and Expenses beginning on page 26 for a more detailed discussion.
The increase in operating income in the third quarter and first nine months of 2007 compared to 2006 is favorably impacted by lower stock-based compensation expense and restructuring charges in the 2007 periods as compared to the 2006 periods. In addition, as described in Executive Overview beginning on page 19 and in Costs and Expenses, net income in the third quarter and first nine months of 2007 includes a $65.5 million tax benefit due to the reversal of a significant portion of our valuation allowances against deferred tax assets in the U.S. and in a foreign jurisdiction.
The following table shows certain consolidated financial data as a percentage of our total revenue for the third quarters and first nine months of 2007 and 2006:

	Three months ended		Nine months ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Revenue:
License	28%	30%	30%	29%
Service	72	70	70	71

Total revenue	100	100	100	100

Costs and expenses:
Cost of license revenue	2	1	2	1
Cost of service revenue	30	30	30	31
Sales and marketing	33	33	32	33
Research and development	18	17	18	18
General and administrative	7	8	8	9
Amortization of acquired intangible assets	1	1	1	1
Restructuring charges	—	3	—	1
In-process research and development	—	1	—	—

Total costs and expenses	91	94	91	94

Operating income	9	6	9	6
Other income (expense), net	1	1	1	1

Income before income taxes	10	7	10	7
(Benefit from) provision for income taxes	(29)	(1)	(8)	1

Net income	39%	8%	18%	6%

Revenue
Our revenue consists of software license revenue and service revenue, which includes software maintenance revenue (consisting of providing our customers software updates and technical support) as well as consulting and training revenue (including implementation services).
We report our revenue in two product categories:
•	Enterprise Solutions, which includes Windchill, Pro/INTRALINK, ProductView, Arbortext Publishing Engine, Arbortext IsoView and all other solutions that help companies collaborate and manage and publish information across an extended enterprise; and

•	Desktop Solutions, which includes Pro/ENGINEER, Arbortext Editor, Arbortext IsoDraw, Mathcad and all other solutions that help companies create content and improve desktop productivity.
The following table shows our software license revenue and our service revenue by product category for the periods stated.

	Three months ended				Nine months ended
	June 30,	July 1,	Percent		June 30,	July 1,	Percent
	2007	2006	Change		2007	2006	Change
			(Dollar amounts in millions)
License revenue:
Enterprise	$23.9	$22.1	8%		$69.8	$64.4	8%
Desktop	38.2	43.6	(12)%		130.2	114.5	14%

Total license revenue	62.1	65.7	(6)%		200.0	178.9	12%
Maintenance revenue:
Enterprise	20.5	17.6	17%		58.9	49.9	18%
Desktop	82.6	77.0	7%		243.5	223.5	9%

Total maintenance revenue	103.1	94.6	9%		302.4	273.4	11%
Consulting and training service revenue:
Enterprise	41.7	33.1	26%		116.6	93.1	25%
Desktop	18.2	23.3	(22)%		55.8	64.0	(13)%

Total consulting and training service revenue	59.9	56.4	6%		172.4	157.1	10%

Total service revenue	163.0	151.0	8%		474.8	430.5	10%

Total revenue	$225.1	$216.7	4	%(1)	$674.8	$609.4	11	%(1)

Total Enterprise Solutions revenue	$86.1	$72.8	18%		$245.3	$207.4	18%
Total Desktop Solutions revenue	$139.0	$143.9	(3)%		$429.5	$402.0	7%

(1)	On a consistent foreign currency basis from the comparable year-ago period, in the third quarter and first nine months of 2007 total revenue increased 2% and 8%, respectively.
Our results include the highest amount of quarterly maintenance revenue we have recorded, as well as growth in Europe across both product categories and all lines of business. Growth in these areas was offset by declines in Desktop Solutions license revenue in North America and Japan and a decline in channel revenue in Asia-Pacific. Our nine-month year-over-year revenue growth in both Desktop Solutions and Enterprise Solutions reflects both organic growth of our Desktop Solutions and Enterprise Solutions and revenue from the Mathsoft and ITEDO businesses acquired on April 28, 2006 and October 18, 2006, respectively. Historically, Mathsoft generated revenue of approximately $20 million for the twelve months ended March 31, 2006 and ITEDO generated revenue of approximately $5 million for the twelve months ended July 31, 2006. The Mathsoft and ITEDO businesses have been included in our results of operations since their acquisition dates. Accordingly, results for the third quarter and first nine months of 2006 do not include ITEDO and include Mathsoft only since April 28, 2006.
Total revenue from our Enterprise Solutions software and related services was 38% and 34% of our total revenue in the third quarter of 2007 and 2006, respectively, and 36% and 34% of our total revenue in the first nine months of 2007 and 2006, respectively. The increase in Enterprise Solutions revenue in the third quarter and first nine months of 2007 compared to the third quarter and first nine months of 2006 was due primarily to:

•	organic growth of our Windchill solutions, which we believe reflects our success in helping customers understand the benefits of investing in PLM solutions, as well as our ability to help customers adopt our solutions incrementally, which lowers customer risk, and

•	more wide-spread adoption of our solutions by both our existing and new customers, which we believe is a result of customer recognition of the benefits of our broad set of capabilities delivered on a single system architecture.
Total revenue from our Desktop Solutions software and related services was 62% and 66% of our total revenue in the third quarter of 2007 and 2006, respectively, and 64% and 66% of our total revenue in the first nine months of 2007 and 2006, respectively. The decrease in Desktop Solutions revenue in the third quarter of 2007 as compared to the third quarter of 2006 reflects:
•	declines in license revenue in Japan and North America, which reflect decreases in sales of new Pro/ENGINEER seats, modules and upgrades. This is due to our failure to close several large customer transactions that we had expected to close, as well as lower-than-expected revenue from medium-sized transactions, which typically include add-on sales of Pro/ENGINEER modules or upgrades to existing Pro/ENGINEER customers; and

•	declines in Desktop Solutions service revenue, due to both anticipated and unplanned reductions in revenue from training services and computer-based training products.
These decreases were partially offset by:
•	growth in maintenance revenue, which we believe reflects continued customer satisfaction with PTC and our solutions;

•	growth in license and service revenue in the Pacific Rim, which primarily reflects increased sales of new seats of Pro/ENGINEER as well as related training services; and

•	revenue contribution from the acquired ITEDO and Mathsoft businesses.
In addition to Desktop Solutions revenue attributable to acquisitions, the increase in sales of our Desktop Solutions for the first nine months of 2007 was driven by increased sales of core Pro/ENGINEER solutions and reflects:
•	increased sales to small and medium-size businesses, and

•	increasing adoption of our Pro/ENGINEER products by customers who see adopting our integrated product development system as an advantage over maintaining their current environments, which typically consist of multiple, disconnected CAD and data management applications.
License Revenue
Total
License revenue accounted for 28% and 30% of total revenue in the third quarter and first nine months of 2007 and 30% and 29% of total revenue in the third quarter and first nine months of 2006, respectively. The decline in license revenue in the third quarter of 2007 compared to 2006 was primarily due to lower license revenue from large customer transactions. The growth in license revenue in the first nine months of 2007 compared to 2006 was due to revenue growth in customers of all sizes and across product categories.
Enterprise Solutions
The increase in Enterprise Solutions license revenue in the third quarter and first nine months of 2007 as compared to the third quarter and first nine months of 2006 came primarily from sales of Windchill PDMLink®, our core Windchill content and process management solution, as both existing and new customers adopt our Windchill solutions.

Desktop Solutions
The decrease in Desktop Solutions license revenue in the third quarter of 2007 compared to the third quarter of 2006 was due to lower sales of Pro/ENGINEER new seats, upgrades and modules, partially offset by higher revenue from sales of Arbortext IsoDraw and Mathcad. The increase in Desktop Solutions license revenue in the first nine months of 2007 compared to the first nine months of 2006 was due primarily to revenue contribution from sales of Mathcad and Arbortext IsoDraw as well as organic growth from sales of Pro/ENGINEER. For the first nine months of 2007, Pro/ENGINEER revenue grew across our high- and low-end packages, as well as upgrades and modules.
Maintenance Revenue
Total
Maintenance revenue represented 46% and 44% of total revenue in the third quarter of 2007 and 2006, respectively, and 45% of total revenue in the first nine months of both 2007 and 2006. Growth in our maintenance revenue was due to a higher number of seats on maintenance agreements and reflects continued success in improving customer satisfaction with our solutions, product enhancements and technical support.
Enterprise Solutions
Increases in our Enterprise Solutions maintenance revenue were due primarily to an increase in the number of new users of our Enterprise Solutions as new customers have been added and as existing customers have expanded their implementations to additional users.
Desktop Solutions
The increase in our Desktop Solutions maintenance revenue was due to a higher number of seats on maintenance agreements, growth of license revenue in prior periods, and revenue contributions from our acquired products.
Consulting and Training Service Revenue
Total
Consulting and training service revenue, which has a lower gross profit margin than license and maintenance revenues, accounted for 27% and 26% of total revenue in the third quarter of 2007 and 2006, respectively, and 26% of total revenue in the first nine months of both 2007 and 2006. Consulting and training service revenue reflects an increase in consulting service revenue for each of the third quarter and first nine months of 2007, partially offset by a decrease in training service revenue for each of the third quarter and first nine months of 2007, compared to the year-ago periods.
Enterprise Solutions
Increases in our Enterprise Solutions consulting and training service revenue were due to increased customer demand for process and implementation consulting services as a result of increased adoption of our software solutions. Also, during 2007, our Enterprise Solutions consulting and training revenue included a large customer engagement in Europe which contributed to the growth in the 2007 periods as compared to the 2006 periods.
Desktop Solutions
Desktop Solutions consulting and training service revenue reflects a decrease in training service revenue for the third quarter and first nine months and 2007, partially offset by an increase in consulting service revenue for the same periods, as compared to the third quarter and first nine months of 2006. The decrease in Desktop Solutions training service revenue for the first nine months of 2007 was partially attributable to a large customer training order completed in the second quarter of 2006.

Revenue by Geography
The following table shows our revenue by geography for the periods stated.

	Three months ended				Nine months ended
	June 30,	July 1,	Percent		June 30,	July 1,	Percent
	2007	2006	Change		2007	2006	Change
			(Dollar amounts in millions)
Revenue by geography:
North America	$86.9	$90.9	(4)%		$262.8	$244.9	7%
Europe	$86.2	$72.0	20	%(1)	$251.8	$213.7	18	%(2)
Asia-Pacific	$52.0	$53.8	(3)	%(1)	$160.3	$150.8	6	%(2)

(1)	On a consistent foreign currency basis from the comparable year-ago period, in the third quarter of 2007 revenue in Europe increased 11% and revenue in Asia-Pacific decreased 1%.

(2)	On a consistent foreign currency basis from the comparable year-ago period, in the first nine months of 2007 revenue in Europe increased 9% and revenue in Asia-Pacific increased 8%.
We derived 61% of our total revenue from sales to customers outside North America in both the third quarter and first nine months of 2007, compared to 58% and 60% in the third quarter and first nine months of 2006, respectively.
North America. Total revenue growth for the first nine months of 2007 in North America was primarily due to organic growth and contributions from the acquired Mathsoft business, whose revenues were concentrated in that region. North American revenue performance for the first nine months of 2007 also reflects positive results from our strategic account program and from our indirect channel. The revenue decline in North America in the third quarter of 2007 was due primarily to lower Desktop Solutions license and service revenue, partially offset by higher maintenance revenue in both product categories and higher Enterprise Solutions license revenue.
Europe. The increase in European revenue in the third quarter of 2007 compared to the third quarter of 2006 reflects organic growth in Enterprise license revenue and Desktop and Enterprise Solutions maintenance revenue, and contributions from the Mathsoft and ITEDO acquisitions, and was favorably impacted by foreign currency exchange rates. European revenue for the first nine months of 2007 included a large customer Enterprise Solutions consulting and training engagement, while revenue for the first nine months of 2006 included a large license transaction from the same customer completed in the first quarter.
Asia-Pacific. Revenue performance in Asia-Pacific for the third quarter of 2007 compared to the third quarter of 2006 reflected a 9% increase in revenue in the Pacific Rim and an 18% decrease in revenue in Japan. Revenue for the first nine months of 2007 compared to the first nine months of 2006 reflected a 14% increase in the Pacific Rim and a 3% decrease in Japan. We believe that the growth in the Pacific Rim reflects better execution after strategic and organizational changes we made in that region in 2006 and a growing market opportunity – particularly, strong demand for our PLM solutions in China. Revenue performance in Japan in the first nine months of 2007 reflected strong first quarter revenue relative to recent quarters and included revenue from a relatively large customer transaction completed in the first quarter. Our results in Japan continue to be adversely affected by unfavorable industry conditions, as well as our own execution challenges. We continue to focus on improving results in Japan, but we expect that such improvement will take some time and extend into 2008.
Revenue from Individual Customers
We enter into customer contracts that may result in revenue being recognized over multiple reporting periods. Accordingly, revenue recognized in a current quarter may be attributable to contracts entered into during the current period or in prior periods. License and/or consulting and training service revenue of $1 million or more recognized from individual customers in the third quarter and first nine months of 2007 was $34.7 million and $98.5 million, respectively, and in the third quarter and first nine months of 2006 was $35.5 million and $88.6 million, respectively. The third quarter of 2007 results include 17 customers with license and service revenue over $1 million each, compared to 16 such customers in the third quarter of 2006, reflective of continued success in our strategic account program. While the level of license and service revenue greater than $1 million from individual customers in the third quarter of 2007 was relatively flat compared to the year-ago period, Enterprise Solutions revenue from such transactions was higher than the year-ago period and Desktop Solutions was lower, and, overall, we experienced lower than expected revenue in the quarter from large transactions due to the fact that some transactions that we expected to close in the quarter did not close. Additionally, the license component of our larger transaction revenue declined, while services revenue increased, which adversely impacted our operating margins. While our customers may not continue to spend at these levels in future periods, we believe the strong performance in 2006 and the first nine months of 2007 is the result of a shift in customer priorities toward PLM solutions relative to other IT spending initiatives, our improved ability to provide broader solutions to our customers, and improvements in our competitive position due to our system architecture and product development process knowledge.
Channel Revenue
Total sales from our reseller channel, which are primarily for our Desktop Solutions, grew 3% and 15% to $47.6 million and $143.8 million in the third quarter and first nine months of 2007, respectively, from $46.0 million and $124.7 million in the third quarter and first nine months of 2006, respectively. Sales from our reseller channel comprised 21% of total revenue for both the third quarter and first nine months of 2007 compared to 21% and 20% of total revenue for the third quarter and first nine months of 2006, respectively. Channel revenue results reflect revenue growth in our reseller channel in North America and Europe in the third quarter and first nine months of 2007, partially offset by lower revenue in Asia-Pacific.
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
While we intend to continue to invest in our strategic initiatives to support planned revenue growth and to fund revenue-generating initiatives, we remain focused on achieving our operating margin goals. Accordingly, we are taking steps to improve operating margins. In the fourth quarter of 2007, we expect to terminate the employment of approximately 200 employees, which will result in a restructuring charge for severance and related costs of approximately $11 million in the fourth quarter of 2007. Additionally, we are evaluating other cost savings opportunities including optimizing the use of our leased facilities worldwide and relocating functions and additional workforce to lower- cost geographies. This process may result in additional restructuring costs in the fourth quarter of 2007 and in 2008. We expect these planned restructuring initiatives will help us to improve operating margins while continuing to grow the business and increase our strategic presence in emerging geographies.

The following table shows our costs and expenses by expense category for the periods stated.

	Three months ended				Nine months ended
	June 30,	July 1,	Percent		June 30,	July 1,	Percent
	2007	2006	Change		2007	2006	Change
		(Dollar amounts in millions)
Costs and expenses:
Cost of license revenue	$4.1	$3.0	36%		$11.9	$8.2	45%
Cost of service revenue	67.7	65.6	3%		204.9	188.0	9%
Sales and marketing	74.6	70.0	6%		215.7	197.9	9%
Research and development	39.8	36.9	8%		117.9	107.5	10%
General and administrative	16.8	18.0	(7)%		56.5	55.7	1%
Amortization of acquired intangible assets	1.8	1.7	7%		5.4	4.3	27%
Restructuring charges	—	5.9	100%		—	5.9	100%
In-process research and development	0.5	2.1	(74)%		0.5	2.1	(74)%

Total costs and expenses	$205.3	$203.2	1	%(1)	$612.8	$569.6	8	%(1)

(1)	On a consistent foreign currency basis from the prior period, total costs and expenses decreased 1% and increased 5% in the third quarter and first nine months of 2007, respectively, compared to the third quarter and first nine months of 2006.
Headcount increased to 4,676 at June 30, 2007 from 4,309 at September 30, 2006 and 4,233 at July 1, 2006. Our increases in costs and expenses in the first nine months of 2007 were primarily due to the following:
•	increases in services delivery capacity to address anticipated customer demand for consulting services; and

•	the Mathsoft and ITEDO acquisitions completed in the third quarter of 2006 and the first quarter of 2007, respectively, which added operating costs and increased headcount.
Cost of License Revenue
Our cost of license revenue includes fixed and variable costs associated with reproducing and distributing software and documentation; royalties paid to third parties for technology embedded in or licensed with our software products; and amortization of purchased software attributable to recent acquisitions. Cost of license revenue as a percentage of license revenue was 7% and 5% for the third quarter of 2007 and 2006, respectively, and 6% and 5% for the first nine months of 2007 and 2006, respectively. The increase in cost of license revenue in the third quarter and first nine months of 2007 compared to the third quarter and first nine months of 2006 was due primarily to higher amortization of purchased software attributable to recent acquisitions, which was $0.6 million and $2.2 million higher, respectively. Additionally, royalty expense was $0.2 million and $0.9 million higher in the third quarter and first nine months of 2007, respectively, compared to the year-ago periods. Cost of license revenue as a percent of license revenue can vary depending on product mix sold and the effect of fixed and variable royalties and the level of amortization of acquired software intangible assets.
Cost of Service Revenue
Our cost of service revenue includes costs associated with training, customer support and consulting personnel, such as salaries and related costs; third-party subcontractor fees; costs associated with the release of maintenance updates (including related royalty costs); and facility costs. Cost of service revenue as a percentage of service revenue was 42% and 43% in the third quarter of 2007 and 2006, respectively and 43% and 44% in the first nine months of 2007 and 2006, respectively. Service margins can vary based on the product mix sold in the period. Service-related headcount increased to 1,317 at June 30, 2007 from 1,291 at September 30, 2006 and 1,266 at July 1, 2006. Total compensation, commissions, benefits and travel costs were $1.0 million and $9.6 million higher in the third quarter and first nine months of 2007, respectively, compared to the third quarter and first nine months of 2006 due to planned increases in our services delivery capacity. The cost of third-party consulting services was $1.1 million and $4.7 million higher in the third quarter and first nine months of 2007, respectively, compared to the third quarter and first nine months of 2006, due to the use of such services in support of increases in consulting and training service revenue.
Sales and Marketing
Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. Sales and marketing expenses as a percentage of total revenue were 33% and 32% for the third quarter and first nine months of 2007, respectively, and 33% for both the third quarter and first nine months of 2006. Sales and marketing headcount increased to 1,215 at June 30, 2007 from 1,145 at September 30, 2006 and 1,134 at July 1, 2006. As a result of increases in headcount, primarily due to acquisitions, and higher commissions in the first six months of 2007 due to revenue growth, our compensation and benefit costs, sales commissions and travel expenses were higher by an aggregate of $2.7 million and $13.5 million in the third quarter and first nine months of 2007 compared to the third quarter and first nine months of 2006, respectively.
Research and Development
Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Major research and development activities include developing new releases of our software that work together in a more integrated fashion and that include functionality enhancements. Research and development expenses as a percentage of total revenue were 18% and 17% in third quarter of 2007 and 2006, respectively, and 18% in the first nine months of both 2007 and 2006. Research and development headcount increased to 1,656 at June 30, 2007 from 1,437 at September 30, 2006 and 1,392 at July 1, 2006. As a result of these increases in headcount, total compensation, benefits and travel costs were higher in the third quarter and first nine months of 2007 compared to the third quarter and first nine months of 2006 by an aggregate of $2.4 million and $9.7 million, respectively.
General and Administrative
Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources, legal and administrative functions as well as bad debt expense. General and administrative expenses as a percentage of total revenue were 7% and 8% in the third quarter of 2007 and 2006, respectively, and 8% and 9% in the first nine months of 2007 and 2006, respectively. General and administrative headcount was 469 at June 30, 2007, up from 420 at September 30, 2006 and 424 at July 1, 2006. Total compensation, benefits and travel costs were lower in the third quarter of 2007 compared to the third quarter of 2006 by an aggregate of $1.7 million and higher in the first nine months of 2007 compared to the first nine months of 2006 by an aggregate of $1.2 million. The decrease in the third quarter of 2007 was due primarily to lower stock-based compensation expense of $2.3 million which is due primarily to the reversal in that quarter of all expense for 2007 performance-based restricted shares and restricted stock units that we currently do not expect will be earned. General and administrative expenses include costs associated with outside professional services, including accounting and legal fees. The second quarter of 2007 included higher costs for outside professional services incurred in connection with our corporate development initiatives. The first quarter of 2006 included higher costs for outside professional services incurred in connection with our investigation in the Asia-Pacific region described in our 2005 Annual Report on Form 10-K.
Amortization of Acquired Intangible Assets
These costs represent the amortization of acquired intangible assets. The increase in expense in the third quarter and first nine months of 2007 compared to the third quarter and first nine months of 2006 was due primarily to amortization of intangible assets resulting from the NC Graphics, ITEDO and Mathsoft acquisitions completed in the third quarter of 2007, the first quarter of 2007 and the third quarter of 2006, respectively.
Other Income (Expense), net
Other income (expense), net includes interest income, interest expense, costs of hedging contracts, certain realized and unrealized foreign currency transaction gains or losses, charges incurred in connection with obtaining corporate and customer contract financing, and exchange gains or losses resulting from the required period-end currency remeasurement of the financial statements of our subsidiaries that use the U.S. dollar as their functional currency. A large portion of our revenue and expenses are transacted in foreign currencies. To reduce our exposure to fluctuations in foreign exchange rates, we engage in hedging transactions involving the use of foreign currency forward contracts, primarily in the Euro and Asian currencies. Other income (expense), net was $2.3 million and $0.8 million for the third quarter of 2007 and 2006, respectively, and $4.4 million and $2.7 million for the first nine months of 2007 and 2006, respectively. The increase in other income (expense), net in the third quarter and first nine months of 2007 is due primarily to higher interest income, partially offset by higher foreign exchange losses and other expense of $0.7 million recorded in the second quarter of 2007 related to the settlement of a disputed obligation related to a previously divested business unit.
Income Taxes
In the third quarter of 2007, our effective tax rate was a benefit of 295% on pre-tax income of $22.1 million compared to a benefit of 18% in the third quarter of 2006 on pre-tax income of $14.3 million. In the first nine months of 2007, our effective tax rate was a benefit of 80% on pre-tax income of $66.4 million compared to an expense of 17% in the first nine months of 2006 on pre-tax income of $42.6 million. The net tax benefit recorded in those 2007 periods was principally due a tax benefit of $65.5 million recorded upon our decision in the third quarter of 2007 to release a substantial portion of the valuation allowance recorded against net deferred tax assets in the U.S. and a foreign jurisdiction as well as a tax benefit of $5.3 million recorded in the third quarter of 2007 from the favorable outcome of a tax refund claim in the U.S. The net tax benefit recorded in third quarter of 2006 was due to a benefit of $6.1 million realized upon the favorable resolution of a tax audit in the U.S. Excluding each of these one-time benefits, our effective tax rates were 26% and 25% in the third quarters of 2007 and 2006, respectively, and 26% and 32% in the first nine months of 2007 and 2006, respectively. Our effective tax rates excluding those one-time tax benefits were lower than the statutory federal income tax rate of 35% due primarily to our use of net operating loss carryforwards (NOLs) to offset our U.S. taxable income (which reduced the valuation allowance we had previously recorded against those NOLs) and to taxes owed in foreign jurisdictions at tax rates lower than the U.S. statutory tax rate, partially offset by the impact of losses in foreign jurisdictions that could not be benefited, as well as withholding taxes that we incurred in the U.S. in connection with certain foreign operations.
As of the end of the second quarter of 2007, a full valuation allowance was recorded against our net deferred tax assets (consisting primarily of operating loss carryforwards) in the U.S. and certain foreign jurisdictions. Based upon our operating results over recent years and through June 30, 2007 as well as an assessment of our expected future results of operations, during the third quarter of 2007, we determined that it had become more likely than not that we will realize a substantial portion of our net deferred tax assets in the U.S. and a foreign jurisdiction. As a result, during the third quarter, we released a total of $84.5 million of our valuation allowances. Of the $84.5 million valuation allowance release, $65.5 million was recorded as a one-time income tax benefit, $19.1 million was recorded as a reduction to goodwill recorded upon prior acquisitions, and $0.1 million was recorded as an increase to accumulated other comprehensive loss within stockholders’ equity.
As of the end of the third quarter of 2007, we have a remaining valuation allowance recorded against U.S. deferred tax assets of $28.3 million, which consists of $16.6 million for foreign tax credits that we have determined are not more likely than not to be realized; $6.6 million for stock-based compensation deductions that will be credited to additional paid-in capital only when realized; $0.5 million for certain state operating loss carryforwards that will likely expire without being utilized; and $4.6 million which will be released in the fourth quarter of 2007 in accordance with the requirement under SFAS No. 109 to use an annualized effective tax rate for each interim period during the year in which a valuation allowance release has occurred, including any interim periods after the valuation allowance release has occurred.
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

Liquidity and Capital Resources

	June 30,	July 1,
	2007	2006
	(in thousands)
Cash and cash equivalents	$259,956	$173,893

Amounts below are for the nine months ended:
Cash provided by operating activities	$115,072	$53,361
Cash used by investing activities	(45,657)	(88,149)
Cash provided by financing activities	5,493	2,832
Cash provided by operating activities included the following:
Cash disbursements for restructuring charges	(5,522)	(11,227)
Federal income tax audit settlement payments	—	(9,488)
Cash used by investing activities included the following:
Cash paid to acquire businesses, net of cash acquired	(24,546)	(75,084)
Cash and cash equivalents
We invest our cash with highly-rated financial institutions and in diversified domestic and international money market mutual funds. The portfolio is invested in short-term instruments to ensure that cash is available to meet requirements as needed. At June 30, 2007, cash and cash equivalents totaled $260.0 million, up from $183.4 million at September 30, 2006. The increase in cash and cash equivalents in the first nine months of 2007 is due primarily to $115.1 million of cash provided by operations, partially offset by $24.5 million paid for acquisitions, primarily ITEDO and NC Graphics, and $17.1 million for additions to property and equipment.
Cash provided by operating activities
Cash provided by operating activities was $115.1 million in the first nine months of 2007 compared to cash provided by operating activities of $53.4 million in the first nine months of 2006. This change was due primarily to higher net income and improved customer collections in the first nine months of 2007 compared to the first nine months of 2006. The lower cash provided by operations in the first nine months of 2006 was also impacted by higher income tax payments in 2006, including a $9.5 million payment to the IRS in the third quarter of 2006 as a result of the settlement of tax audits during the third quarter. In addition, we made a cash contribution to our U.S. defined benefit pension plan of $4.2 million in the first quarter of 2006. We did not make any contributions to our U.S. defined benefit pension plan in 2007.
Days sales outstanding (DSO) was 69 days as of the end of the third quarter of 2007 compared to 68 days as of the end of the third quarter of 2006 and 67 days at September 30, 2006. DSO in the third quarter of 2007 improved from 74 days and 80 days as of the end of the second quarter and first quarters of 2007, respectively. DSO at the end of the first, second and third quarters of 2007 compared to year-ago periods were adversely affected by the amount of extended payment term deals we offered to customers during 2006 and the first half of 2007. We offer these terms to some customers with established payment and credit histories.
We provided extended payment terms on internally financed transactions accounting for approximately $51 million of revenue in 2006, and $22 million and $26 million in the first nine months of 2007 and 2006, respectively. Other assets in the accompanying consolidated balance sheets include non-current receivables from customers related to extended payment term contracts totaling $25.9 million and $31.1 million at June 30, 2007 and September 30, 2006, respectively.
Cash used by investing activities
Cash used by investing activities was $45.7 million in the first nine months of 2007 compared to $88.1 million in the first nine months of 2006. The decrease in cash used by investing activities in the first nine months of 2007 was primarily due to lower disbursements for acquisitions of $24.5 million in the first nine months of 2007, including

$7.2 million and $16.7 million for the NC Graphics and ITEDO acquisitions, respectively, compared to disbursements of $88.1 million in the first nine months of 2006 which included $64.4 million for the Mathsoft acquisition. Further, during the third quarter of 2007 we acquired the remaining equity interest in a controlled subsidiary for $4.0 million. In addition, cash used for additions to property and equipment increased to $17.1 million in the first nine months of 2007 compared to $13.1 million in the first nine months of 2006, primarily as a result of increased headcount. Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements.
Cash provided by financing activities
Cash provided by financing activities was $5.5 million and $2.8 million in the first nine months of 2007 and 2006, respectively. The increase in 2007 compared to 2006 is primarily due to higher proceeds from the issuance of common stock upon the exercise of stock options, which were $13.9 million in the first nine months of 2007 compared to $4.1 million in the first nine months of 2006. During the first nine months of 2007, we used $6.5 million to pay employee withholding taxes related to restricted stock units that vested during the period in lieu of issuing shares to employees with respect to those awards. In addition, in the third quarter of 2007, we repurchased 100,000 shares of our common stock for $1.8 million.
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
The credit facility limits our and our subsidiaries’ ability to take certain actions and requires that we and our subsidiaries maintain specified leverage and fixed-charge ratios. These limitations are described in Note 10 to our unaudited Consolidated Financial Statements located in Part I, Item 1 of this report. We were in compliance with all financial and operating covenants of the credit facility as of June 30, 2007.
Share Repurchase Authorization
In September 1998, our Board of Directors authorized the repurchase of up to 8.0 million shares of our common stock and in July 2000 increased the shares authorized for repurchase to 16.0 million. We repurchased 12.5 million shares through the end of 2004 and did not repurchase any additional shares until the third quarter of 2007 when our Board of Directors authorized us to resume repurchases within established parameters (described in Part II, Item 2 of this report). In the third quarter of 2007, we repurchased 100,000 shares for $1.8 million. Through the end of the third quarter of 2007, we had repurchased, at a cost of $368.6 million, a total of 12.6 million shares of the 16.0 million shares authorized for repurchase. In the fourth quarter of 2007 to date, we have repurchased an additional 457,000 shares for $8.2 million.
Liquidity Expectations for Fiscal 2007
We believe that existing cash and cash equivalents together with cash we expect to generate from operations will be sufficient to meet our working capital and capital expenditure requirements through at least the next twelve months.
During the remainder of 2007, we expect to make cash disbursements estimated at $9 million for restructuring charges incurred in the fourth quarter of 2007 and for restructuring charges incurred in 2006 and prior periods; capital expenditures of approximately $5 million; and a contribution of approximately $7 million to a non-US pension plan. We also resolved a prior tax refund claim with the IRS in the third quarter of 2007 for which we recorded an income tax benefit of $5.3 million during the quarter, and we expect to receive the related tax refund of $5.6 million in the fourth quarter of 2007.
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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On August 2, 2007, GE Capital Leasing Corporation (“GELC”) filed a lawsuit against PTC in the U.S. District Court for the District of Massachusetts. The lawsuit alleges that an employee of Toshiba Corporation fraudulently induced GELC to provide over $60 million in financing for purchases of third party products, including PTC software, during the period from 2003 to 2006. GELC claims that PTC participated in the alleged scheme or, alternatively, should have been aware of the scheme and made negligent misrepresentations that enabled the scheme to continue undetected. All of the alleged transactions occurred in Japan. GELC claims damages of $47 million and seeks three times that amount plus attorneys’ fees. We believe GELC’s claims against PTC are without merit and intend to contest them vigorously.
We also are subject to various legal proceedings and claims that arise in the ordinary course of business. We currently believe that resolving these other matters will not have a material adverse impact on our financial condition or results of operations.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors described below and those discussed in Part I, Item 1A “Risk Factors,” in our 2006 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The Risk Factors included in our 2006 Annual Report on Form 10-K have not changed materially. The risks described below and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
We are currently defending a lawsuit seeking substantial damages in which we could be liable. In addition, if certain of the allegations are true, we could be required to restate our prior period financial statements.
On August 2, 2007, GE Capital Leasing Corporation (“GELC”) filed a lawsuit against PTC. The lawsuit alleges that an employee of Toshiba Corporation fraudulently induced GELC to provide over $60 million in financing for purchases of third party products, including PTC software, during the period from 2003 to 2006. GELC claims that PTC participated in the alleged scheme or, alternatively, should have been aware of the scheme and made negligent misrepresentations that enabled the scheme to continue undetected. All of the alleged transactions occurred in Japan. GELC claims damages of $47 million and seeks three times that amount plus attorneys’ fees.
We are investigating this matter and, based on our investigation to date, believe there is no basis for GELC’s claims. We also believe that revenue was properly recognized on the applicable transactions. If GELC were to prevail in the litigation, we could be liable for damages to GELC, which could adversely affect our financial condition or results of operations. Additionally, if our investigation were to identify that certain of GELC’s allegations were true, we could be required to reverse all or a portion of the revenue associated with the applicable transactions, which could result in a restatement of our previously issued financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
				Number (or
			Total Number of	Approximate
			Shares Purchased	Dollar Value) of
			as Part of	Shares that May
			Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs	or Programs*
April 1 – April 28, 2007	—	n/a	—	3,523,843
April 29 – May 26, 2007	—	n/a	—	3,523,843
May 27 – June 30, 2007	100,000	$18.0870	100,000	3,423,843
Total	100,000	$18.0870	100,000	3,423,843

*	In September 1998, our Board of Directors authorized us to repurchase up to 8.0 million shares of our common stock and in July 2000 increased the shares authorized for repurchase to 16.0 million. We repurchased 12.5 million shares through the end of 2004 and repurchased no shares thereafter until the third quarter of 2007 when our Board of Directors authorized us to resume purchases under that authorization within certain parameters. Those parameters permit us to use up to $40 million of cash from operations to repurchase our shares through May 15, 2008, unless such parameters are earlier modified, extended or revoked. We announced our intent to resume repurchases of shares on May 25, 2007. All such purchases were made in open-market transactions.
ITEM 6. EXHIBITS
31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32*	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

*	Indicates that the exhibit is being furnished with this report and is not filed as a part of it.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Parametric Technology Corporation
By:	/s/ Cornelius F. Moses, III
Cornelius F. Moses, III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2007