Form 10-K
period 2007-09-30
PARAMETRIC TECHNOLOGY CORP
filed 2007-11-29
CIK 857005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: September 30, 2007
Commission File Number: 0-18059

PARAMETRIC TECHNOLOGY CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2866152 (I.R.S. Employer Identification Number)
140 Kendrick Street, Needham, MA 02494
(Address of principal executive offices, including zip code)
(781) 370-5000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value per share Series A Junior Participating Preferred Stock Purchase Rights	NASDAQ Global Select Market None
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐  NO ☒

The aggregate market value of our voting stock held by non-affiliates was approximately $2,145,330,897 on March 31, 2007 based on the last reported sale price of our common stock on the Nasdaq Global Select Market on that day. There were 114,798,585 shares of our common stock outstanding on that day and 115,928,680 shares of our common stock outstanding on November 23, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement in connection with the 2008 Annual Meeting of Stockholders (2008 Proxy Statement) are incorporated by reference into Part III.

EXPLANATORY NOTE

In this Annual Report on Form 10-K for fiscal 2007, we are restating our consolidated financial statements (and related disclosures) as of September 30, 2006 and for the years ended September 30, 2006 and 2005, which are included in “Financial Statements and Supplementary Data” in Item 8. This Form 10-K also (i) reflects the restatement of “Selected Financial Data” in Item 6 as of and for each of the years ended September 30, 2003 through 2006 and for each of the quarterly periods in fiscal 2007 and 2006 and (ii) amends “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 as it relates to fiscal 2006 and 2005.

We also intend to amend our Quarterly Reports on Form 10-Q for the quarters ended December 30, 2006, March 31, 2007 and June 30, 2007 as originally filed with the Securities and Exchange Commission in 2007 to restate our unaudited financial statements and related financial information for those periods and the comparative 2006 periods for the effects of the restatement. We do not intend to file any other amended Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement. For this reason, the Consolidated Financial Statements and related financial information contained in any of our previously filed financial reports should no longer be relied upon.

Background of the Restatement

As a result of an independent investigation led by the Audit Committee of our Board of Directors, the Audit Committee concluded on October 29, 2007 that we would need to restate our previously issued financial statements for the effect of certain transactions involving Toshiba Corporation of Japan (“Toshiba”), for which we recorded revenue of approximately $41 million during fiscal 2001 through 2006. Based on its investigation, the Audit Committee concluded that the understanding of the arrangement was not fully reflected in the order paperwork for these transactions because there were additional circumstances known or knowable by one or more of our personnel in Japan. That condition required us to change our conclusion that the transactions met the revenue recognition criteria of Statement of Position 97-2, Software Revenue Recognition.

The results of the investigation indicate that during the period 2001 to 2006, an employee of Toshiba Corporation initiated purchases of both software and services from our subsidiary in Japan, PTC Japan K.K. (“PTC Japan”). Many of these purchases were completed through a third party trading company that procured the software and services on Toshiba’s behalf. The transactions were supported by orders that were signed by employees of Toshiba and the third party trading company. PTC Japan delivered the items for which revenue was recorded and was paid for the orders in question. The Toshiba employee also allegedly entered into a series of financing agreements with third party leasing companies, including GE Capital Leasing Corporation of Japan (“GECL”), in the name of Toshiba to fund various purchases. As part of those transactions, the leasing companies allegedly entered into transactions with various third party trading companies to procure the purchased items on behalf of Toshiba. We were not a party to those financing agreements. Toshiba has disclaimed responsibility for repayment of these financed amounts and has alleged that the Toshiba employee who entered into the financing agreements was not authorized to do so and that Toshiba did not receive delivery of the items so financed.

Recently, the Toshiba employee involved in the transactions was arrested and charged with defrauding certain of the leasing companies. Among the allegations against him are that he forged contracts in the name of Toshiba. In addition, three individuals—each employed by a different trading company involved in the transactions—have been arrested for alleged involvement in a scheme to defraud the leasing companies. According to published news reports, the Toshiba employee and these other individuals are suspected of diverting some of the proceeds of the financings to a bank account controlled by one or more of them. Following these arrests, it was reported on October 23, 2007 that two former employees of PTC Japan were arrested on suspicion of demanding “hush money” from one of the participants in the fraudulent scheme. The press accounts indicate that the former PTC Japan employees—who left employment with PTC Japan in 2003 and 2004, respectively—were no longer working at PTC Japan at the time of the alleged demands. According to the press accounts, these individuals have not been charged with participating in the alleged underlying fraud.

To effect the restatement of revenue associated with the transactions placed by the Toshiba employee, we reduced previously recorded revenue by approximately $8 million in fiscal 2006, $15 million in fiscal 2005, $9 million in fiscal 2004, $2 million in fiscal 2003 and $7 million in prior years, and recorded related income tax effects. We did not make any adjustments to the costs incurred in connection with these transactions due to the uncertainty regarding our ultimate ability to retain the advances received for these transactions and our belief that all such costs are unrecoverable. Upon restatement, the revenue reversed from those prior periods was deferred and classified as Customer Advances in our consolidated balance sheets. That liability (which totaled $40.3 million and $39.5 million at September 30, 2007 and 2006, respectively, after the effects of foreign currency movements) will remain recorded until the rights and obligations of the several companies connected with the Toshiba transactions are resolved. To the extent that matters are resolved in our favor, we will reduce Customer Advances and record revenue or other income at that time.

i

Our restatement of prior period financial statements also includes adjustments for other previously identified errors that we had corrected in the periods they became known to us rather than in the periods in which they originated because we believed that the amounts of such errors, individually and in the aggregate, were not material to our financial statements for the affected periods. In this restatement, we have now recorded those corrections in the periods in which each error originated. Such adjustments, which have been tax effected, primarily relate to (i) recording rent expense on a straight-line basis for one of our office facilities, (ii) recording stock-based compensation expense due to the timing of approvals for certain stock options we granted, (iii) deferring or reversing revenue for certain customer orders in the Asia-Pacific region, and (iv) reversing an income tax reserve that was unwarranted when established. Our restatement also includes an adjustment to correct our third quarter 2007 financial statements for a $10.4 million overstatement of reported net income, which resulted from tax errors detected in the fourth quarter of 2007 relating primarily to our release in the third quarter of a substantial portion of the valuation allowance for our U.S. net deferred tax assets.

Summary of the Restatement Effects

A summary of the cumulative revenue and net income effects of the restatement on our consolidated financial statements is as follows:

	Nine months
	ended	Year ended September 30,
	June 30, 2007	2006	2005	2004	2003	Prior Years	Total
	(in thousands, except per share data)

Revenue, as previously reported	$674,859	$854,918	$720,719	$660,029	$671,940
Adjustments	(232)	(6,935)	(12,744)	(8,361)	(2,487)	$(10,506)	$(41,265)

Revenue, as restated	$674,627	$847,983	$707,975	$651,668	$669,453

Net income (loss), as previously reported	$119,780	$60,866	$83,592	$34,813	$(98,280)
Adjustments	(6,763)	(4,062)	(10,405)	(3,228)	(2,907)	$(12,927)	$(40,292)

Net income (loss), as restated	$113,017	$56,804	$73,187	$31,585	$(101,187)

Earnings (loss) per share—Diluted, as previously reported	$1.02	$0.54	$0.75	$0.32	$(0.93)
Adjustments	(0.06)	(0.04)	(0.10)	(0.03)	(0.03)

Earnings (loss) per share—Diluted, as restated	$0.96	$0.50	$0.65	$0.29	$(0.96)

The adjustments made as a result of the restatement are more fully described in Note B to our consolidated financial statements included in “Financial Statements and Supplementary Data” in Item 8 of this Form 10-K.

All amounts in this Form 10-K referenced to September 30, 2006 and 2005 reflect the balances and amounts on a restated basis. Also, comparisons of 2006 and 2005 to any other years in discussions contained in this Form 10-K have been revised from those included in our Annual Report on Form 10-K for 2006 as necessary to reflect the restated information.

ii

PARAMETRIC TECHNOLOGY CORPORATION

ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR 2007

Forward-Looking Statements

Statements in this Annual Report about our anticipated financial results and growth, as well as about the development of our products and markets, are forward-looking statements that are based on our current plans and assumptions. Important information about the factors that may cause our actual results to differ materially from these statements is discussed in Item 1A. “Risk Factors,” and generally throughout this report.

Unless otherwise indicated, all references to a year reflect our fiscal year that ends on September 30.

PART I

ITEM 1.	Business

Overview

Parametric Technology Corporation (PTC) develops, markets and supports product lifecycle management (PLM) software solutions and related services that help companies improve their processes for developing physical and information products. Our software solutions help customers decrease time to market, improve product quality, increase innovation and reduce product development cost.

The PLM market encompasses the mechanical computer-aided design, manufacturing and engineering (CAD, CAM and CAE) market and the collaboration and product data management (PDM) solutions market, as well as many previously isolated markets that address various phases of a product’s lifecycle. These include:

•	component and supplier management,

•	visualization and digital mockup,

•	enterprise application integration,

•	program and project management,

•	after-market service and portfolio management, requirements management, customer needs management, manufacturing planning, and technical and marketing publications.

Our software solutions include:

•	a suite of mechanical computer-aided design, engineering calculation, and XML-based document authoring tools (our desktop solutions); and

•	a range of Internet-based collaboration, content and process management, and publishing technologies (our enterprise solutions).

These software solutions enable companies to:

•	create digital product content as represented by product designs and component-based documents (collectively, “digital products”);

•	collaborate globally on the development of content with cross-functional teams consisting of members within an organization and from the extended enterprise;

•	control content and automate processes over the course of a product’s lifecycle;

•	configure content to match products and services; and

•	communicate relevant product information across the extended enterprise and to customers through multiple channels using dynamic publications.

Our PLM solutions suite addresses significant challenges that companies, and in particular manufacturing companies, face in their product and documentation development processes. These include:

•	more frequent change,

•	heterogeneity of systems,

•	regulatory compliance,

•	increased communication inside and outside the manufacturing enterprise to support growing globalization and outsourcing of development activities,

•	increasingly transparent supply chains, and

•	growing services and maintenance strategies.

Our PLM software solutions suite provides our customers with a product development system that permits individuals—regardless of their roles in the commercialization of a product, the computer-based tools they use, or their location geographically or in the supply chain—to participate in the product development process. We have devoted significant resources to developing our enterprise solutions and integrating them with our design software. We continue to integrate our products more tightly and make them easier to deploy. We believe this will create significant added value for our customers.

An extension of our PLM solutions, our publishing solutions enable our customers to address significant inefficiencies in cross-functional or complex documentation development processes. Today, most companies use traditional desktop publishing tools that involve a significant amount of manual work to maintain accurate documentation. This causes considerable additional work where multiple authors contribute to the development of content, content changes frequently, multiple organizations within a company have specialized requirements but use similar content, or regulatory compliance requires standardization across all information outputs. Our publishing solutions allow customers to create compound documents from reusable content components, manage the content and processes to enable teams to work together, and configure and publish the information for a variety of uses and audiences in multiple formats.

Our solutions are complemented by our experienced services and technical support organizations, as well as resellers and other strategic partners. Our services and technical support organizations provide training, consulting, implementation and support services to customers worldwide. Our resellers supplement our direct sales force to provide greater geographic and small account coverage, primarily for our desktop solutions. Our strategic partners provide complementary product and/or service offerings.

Acquisitions

A key element of our growth strategy is to acquire businesses that complement our product development system.

We have completed a number of strategic acquisitions over the past year. Additionally, we recently announced that we have entered into an agreement to purchase all of the outstanding shares of CoCreate Software GmbH, a provider of PLM and CAD modeling solutions, for approximately $250 million, net of cash acquired and excluding transaction fees. CoCreate is a privately held company based in Sindelfingen, Germany with revenue of approximately $75 million over the last twelve months and 280 employees. Completion of the acquisition is subject to customary conditions. The acquisition of CoCreate is expected to close during the first quarter of 2008. Below is a summary of the strategic transactions we have completed in the past year.

Company	Technology	Date Acquired

Logistics Business Systems Limited	Integrated logistics support software	First Quarter 2008
NC Graphics Ltd.	CAM software for machining applications	Third Quarter 2007
ITEDO Software GmbH and ITEDO Software LLC	Technical illustrations software	First Quarter 2007

In the first quarter of 2008, PTC acquired Logistics Business Systems (LBS), a provider of integrated logistics support solutions for the aerospace and defense and civil aviation industries, for approximately $16 million in cash. LBS was a privately held company based in Preston, UK, with approximately $5 million in annual revenue and approximately 45 employees. This acquisition strengthens PTC’s publishing solutions because LBS solutions for provisioning, training and e-learning, and logistics support analysis help customers deliver product support information that is compliant with industry standards S1000D, S2000M and SCORM. The combination of PTC and LBS will facilitate the reuse of both product design and configuration data such as CAD files, bills of material, change management information and logistics information.

Our acquisition of NC Graphics enables us to provide a more comprehensive suite of computer-aided manufacturing solutions for design and machining of molds, dies, prototypes, and other high-speed precision machining applications. We now market and sell the NC Graphics technology as Pro/TOOLMAKERtm, offered either stand-alone, or as an optional module of our Pro/ENGINEER® software. NC Graphics had approximately 15 employees, primarily in the UK, and approximately $3 million in annual revenue.

Our acquisition of ITEDO Software GmbH and ITEDO Software LLC (together, ITEDO), enables us to provide software solutions for creating and maintaining technical illustrations to customers in multiple manufacturing markets such as automotive, aerospace and defense, and industrial equipment. The ITEDO solutions are now an integral part of our product development system and branded as part of the Arbortext® product family. They help us complete our solution for creating, managing and publishing text and graphical content for technical publications. ITEDO had approximately 30 employees, primarily in Germany, and generated revenue of approximately $5 million for the twelve months ended July 31, 2006.

Our Principal Products and Services

Our product strategy is to use a common architecture to align our desktop solutions and our enterprise solutions. We capitalize on product synergies to offer integral product development solutions.

Our comprehensive product development system enables our customers to improve their product development processes. These processes involve the entire enterprise and extend to supplier, partner and customer participants. Our solutions work together in a cohesive system, reducing complexity for our customers. Our product development system enables our customers to create digital product information, collaborate internally and externally, control content and automate processes, manage product configurations and communicate product information to people and systems across the extended enterprise and design chain. These capabilities are enabled by a system architecture that is built to address the needs of the distributed product development environment. Our product development system architecture is:

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

DESKTOP SOLUTIONS

Our Desktop Solutions include our integrated CAD/CAM/CAE software as well as document authoring tools. Our principal Desktop Solutions are described below.

Pro/ENGINEER® is a family of three-dimensional product design solution based on a parametric, feature-based solid modeler that enables changes made during the design process to be associatively updated throughout the design. Designers can use Pro/ENGINEER for detailed design (CAD), manufacturing/production (CAM), and simulation/analysis (CAE), as well as for exchanging CAD data with a multitude of sources and in varied standard formats, allowing them to create more innovative, differentiated and functional products quickly and easily. Pro/ENGINEER can improve product quality and reduce time to market by enabling end users to evaluate multiple design alternatives and to share data with bi-directional associativity.

Mathcad® is an engineering calculation software solution that combines a computational engine, accessed through conventional math notation, with a full-featured word processor and graphing tools. Mathcad allows our customers to determine their Pro/ENGINEER designs and predict the behavior of a Pro/ENGINEER model, which can then be validated using our Pro/ENGINEER CAE solutions. This approach can help our customers speed time to market by significantly reducing the number of iterations necessary to complete a design. In addition, when combined with our Windchill solutions, the valuable intellectual property captured in Mathcad can be managed and shared securely with others for reuse and regulatory compliance.

Arbortext® desktop offerings Arbortext Editortm and Arbortext IsoDraw® are designed to help customers speed time to market, improve documentation accuracy and lower publishing costs:

•	Arbortext Editor is an XML-based authoring tool used to create dynamic content for multiple output types. Arbortext Editor looks and works like familiar word processing software but is able to create reusable content components, which can be aggregated into dynamic, customized publications. With Arbortext Editor, documents can be created by multiple contributors and the document components are reusable. Consequently, when changes to content are made, those changes will be reflected wherever that content is used.

•	Arbortext IsoDraw® is a technical illustration solution that enables companies to create both 2D and 3D technical illustrations and animations from scratch or from existing CAD data. Because customers use the solution to create technical illustrations from existing CAD data, they can develop technical publications and engineering designs concurrently, link technical illustrations and animations to engineering designs, and automatically recreate both illustrations and animations when CAD files change through direct integration with Pro/ENGINEER or transfer in multiple supported formats. Illustrations and animations created using Arbortext IsoDraw can be embedded in the Arbortext documents resulting in rich technical publications.

ENTERPRISE SOLUTIONS

Our suite of Windchill, Arbortext and ProductView solutions is designed to help companies manage the process of developing products and documentation across an extended enterprise. The products in our enterprise solutions category help customers leverage product development content not only for the engineering processes, but also for use in other processes, such as manufacturing, procurement, technical publications and after market services. With our enterprise solutions, our customers can improve time to market, increase the number of new products they introduce, improve product quality, reduce product cost, reduce development cost, and improve content reuse.

Our Enterprise Solutions include:

Windchill® is a family of sophisticated, Internet-based content and process management solutions for managing complex data and relationships, processes and publications, including:

•	Windchill PDMLink®, a product content management solution that is used to control information by facilitating data accessibility and automating and managing the product development process throughout the life of a product. Windchill PDMLink is fluent with workgroup level CAD content management as well as complete enterprise-wide product content management and enables document management, change management and configuration management. Optional modules of Windchill PDMLink include Windchill MPMLinktm, which enables companies to concurrently develop manufacturing process plans as they develop products, Windchill PartsLink® Classification and Reuse, which enables companies to organize internal design libraries to enable part reuse, and Windchill Supplier Management, which enables companies to develop approved manufacturer and vendor lists.

•	Windchill ProjectLinktm, a collaborative project management solution that enables companies (including their employees, partners, suppliers and customers) to work together on projects through Internet-based compartmentalized workspaces. Windchill ProjectLink also has capabilities for project plan development, milestone and deliverable tracking, activity assignment and management, and on-line discussion forums.

•	Pro/INTRALINK®, a Windchill-based Pro/ENGINEER workgroup data management solution that provides centralized vaulting and revision control of Pro/ENGINEER models, relationships, and capabilities for improved information security and accuracy. A subset of the capabilities found in Windchill PDMLink, Pro/INTRALINK is used for Pro/ENGINEER-only data management within the engineering department.

Arbortext® enterprise offerings enable our customers to manage complex information assets and to streamline their document and publishing processes. Optimized for managing XML documents, authored using Arbortext these solutions support collaboration of geographically dispersed teams, and manage critical processes such as configuration management and release of publications. The solutions consist of a Windchill-based content and configuration management system that assembles Arbortext-authored XML and SGML content components and automatically publishes audience-specific content in both print and electronic forms, with high-quality layout and formatting.

ProductViewtm solutions enable enterprise-wide visualization, verification, annotation and automated comparison of a wide variety of product development data formats including MCAD (2D and 3D), ECAD, and documents. This solution provides internal and external participants in the process with lightweight access to product designs and related data without requiring the original authoring tool.

SERVICES

Maintenance Services

We offer maintenance support plans for our software products. Participating customers receive periodic software updates and new releases. Active maintenance plan customers also have direct access to our global technical support team of certified engineers for issue resolution. We also provide self-service support tools that allow our customers access to an extensive amount of technical support information.

Consulting and Training Services

We offer consulting, implementation and training services through our services organization, as well as through third-party resellers and other strategic partners. These services enable our customers to adopt and use our solutions more effectively.

Geographic and Segment Information

Financial information about our international and domestic operations, including by segment and principal products, may be found in Note N of “Notes to Consolidated Financial Statements” which information is incorporated herein by reference.

Product Development

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

The modular structure of our software code helps us to rapidly develop new design products. This structure enables functional capabilities of existing products to be used in new software applications or modules, thereby reducing the amount of new code required to develop additional products. Much of our Enterprise Solutions technology is Internet-centric, Java-based, object-oriented software and our products depend on these evolving technologies. We also license certain technologies from third parties to augment the functionality of our products. We generally pay these third parties either periodic royalties or fixed fees for the use of their technologies and rely on them for development and other support. We continually review the associated costs, development resource savings, support levels, and, if applicable, experience with the third party to determine whether the use of such technologies is beneficial.

Over the past few years, we have focused much of our research and development on integrating our products into a unified product development system. This strategy is supported by changes we have made to both our product planning and product testing processes to ensure that the products work together in a cohesive system across specific customer business processes.

We also work closely with our customers to define improvements and enhancements to our products. Customers become involved early in the software design process to help validate feasibility and to provide feedback on functionality. In addition, we maintain software and hardware partner programs designed to provide partners with access to our products and with the mechanisms and environment to facilitate the integration of complementary products with our product lines. By using our software development toolkits, partners can build tightly integrated solutions that satisfy the various requirements of our customers.

Our research and development expenses were $162.4 million in 2007, $147.0 million in 2006 and $118.3 million in 2005. Additional information about our research and development expenditures may be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Costs and Expenses—Research and Development.”

Sales and Marketing

We derive most of our revenue from products and services distributed directly by our sales force to our end-user customers. We also offer products through third-party distributors. Our direct sales force focuses on large accounts, while our reseller channel provides a cost-effective means of covering the small- and medium-size business market.

Within our direct sales force, we have both strategic accounts and general business accounts units. The strategic accounts unit is further divided into vertical groups, such as aerospace and defense, automotive, consumer products, electronics and high technology, industrial products and life sciences. This vertical orientation is mirrored in our services delivery organization and, increasingly, in the products we deliver to strategic accounts. The general business account unit is organized geographically. In addition, we continue to broaden our indirect distribution channel through alliances with third-party resellers and other strategic partners who provide products and/or services that complement our offerings. Our resellers distribute our desktop solutions, including Pro/ENGINEER, and provide related services throughout North America, Europe and parts of Asia-Pacific; our other strategic partners complement our product development system with ancillary offerings. We also authorize select resellers to distribute our Windchill solutions to the small- and medium-size business market.

Competition

We compete primarily in the PLM market, including the CAD/CAM/CAE market. We compete with a number of companies that offer solutions that address specific functional areas covered by our solutions, including: Dassault Systemes SA and Siemens AG (as a result of its acquisition of UGS Corp in 2007) for traditional desktop solutions, PDM solutions, manufacturing planning solutions and visualization and digital mock-up solutions; and Oracle Corporation (as a result of its acquisition of Agile Software Corporation in 2007) for PDM solutions. In addition, we compete with SAP AG, which has entered the PLM market and offers a solution that controls product data within the larger framework of its Enterprise Resource Planning solution. We believe our PLM solutions are more specifically targeted toward the product development processes within manufacturing companies and offer broader and deeper functionality in those processes.

We compete with design products such as Autodesk, Inc.’s Inventor, Siemens AG’s Solid Edge and Dassault Systemes’ SolidWorks for sales to smaller manufacturing customers. We also compete with EMC Documentum, IBM’s FileNet, OpenText, Adobe Framemaker, and the Microsoft Office suite.

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

PTC, the PTC Logo, Parametric Technology Corporation, The Product Development Company, Create Collaborate Control Configure Communicate, Pro/ENGINEER, Wildfire, Pro/INTRALINK, Windchill, Windchill PDMLink, Windchill ProjectLink, Windchill PartsLink, Windchill MPMLink, ProductView, Arbortext, Arbortext IsoDraw, Arbortext IsoView, Mathcad and all product names in the PTC product family are trademarks or registered trademarks of PTC or our subsidiaries in the United States and/or other countries.

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

Employees

As of September 30, 2007, we had 4,449 employees, including 1,166 in sales and marketing; 1,271 in customer support, training and consulting; 465 in general and administration; and 1,547 in product development. Of these employees, 1,859 were located in the United States and 2,590 were located outside the United States.

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

Our operating results fluctuate from quarter to quarter, making our revenue and operating results difficult to predict.

Our quarterly operating results have historically fluctuated and are likely to continue to fluctuate depending on a number of factors including the following:

•	a high percentage of our revenue has historically been generated in the third month of each fiscal quarter and any failure to complete or process orders at the end of any quarter could cause us to fall short of our revenue targets;

•	a growing percentage of our revenue comes from our enterprise solutions, which tend to be sold in larger deals that are less predictable;

•	our operating expenses are based on expected revenues and any failure to achieve our revenue targets could cause us to fall short of our earnings targets as well;

•	our mix of license and service revenues can vary from quarter to quarter, creating variability in our operating margins;

•	the outsourcing of our software distribution operations to third-party vendors may reduce our ability to undertake corrective measures or alternative operations in the event shipping systems or processes are interrupted or are hampered due to conditions beyond our or our vendor’s control at the end of any particular quarter;

•	because a significant portion of our revenue is in foreign currency and a significant portion of our expense structure is located internationally major shifts in foreign currency exchange rates could impact our reported revenue and/or expenses; and

•	we may incur expenses in connection with our investigation, defense or settlement of legal actions we are defending that would increase our operating expenses for the quarter in which those expenses are incurred.

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

We depend on sales within the manufacturing market.

A large amount of our revenues are related to sales to customers in the manufacturing sector. A decline in general economic or business conditions or a decline in spending in this sector could cause customers to reduce or defer spending on information technology improvements, which would cause our revenue and earnings to decrease or to grow more slowly. Furthermore, declines in license sales may adversely affect the size of our installed base and our level of service revenue.

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

We make expenditures to support our revenue growth in advance of achieving the expected revenue. Our expenses associated with headcount and facilities can be difficult to reduce quickly due to the nature of those items. If revenue does not grow at the rate we expect or if it declines, our expenses may constitute a larger percentage of our operating budget than we planned, which would adversely affect our profitability.

We are relocating some of our business functions to new locations, which could adversely affect our operations.

As part of our effort to reduce our operating costs and to increase our presence in strategic regions, we are relocating some of our business functions to new locations, including China. Transitioning those functions to those locations involves terminating employees in the location from which the business function is moved, which will cause us to incur restructuring costs and may cause disruption in those business functions as new personnel are hired and trained. Additionally, because we do not have significant operating experience in some of these countries, it may take us longer to realize the benefits we expect from relocating those functions, if at all.

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

Sophisticated software often contains errors, defects or other performance problems when first introduced or when new versions or enhancements are released as these enhanced versions contain additional programming code and third party sourced functionality that must work across our large product suite. If errors or defects are discovered in our current or future products, we may not be able to correct them in a timely manner, or provide an adequate response to our customers. We may therefore need to expend significant financial, technical and management resources, or divert some of our development resources, in order to resolve or work around those defects.

Errors, defects or other performance problems in our products may also result in the loss of, or delay in, the market acceptance of our products or postponement of product releases or customer deployments. Such difficulties could also cause us to lose customers. Technical problems or the loss of customers could also damage our business reputation and cause us to lose new business opportunities.

We may be unable to successfully acquire and integrate additional strategic businesses and any additional businesses we acquire may not achieve the revenue and earnings we anticipated.

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

In addition, business combinations involve a number of factors that affect operations and operating results, including:

•	diversion of management’s attention;

•	potential loss of key personnel;

•	entry into unfamiliar markets, which creates new product, sales, services and support requirements;

•	possible assumption of unanticipated legal or financial liabilities;

•	possibly incurring debt to finance an acquisition;

•	unanticipated operating difficulties in connection with the acquired entities, including potential declines in revenue of the acquired entity;

•	possible impairment of acquired intangible assets, including goodwill; and

•	dilution to our earnings per share if we were to issue stock as consideration.

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

Our product development efforts are directly affected by the abilities of our technical personnel. Competition for such highly skilled technical personnel in our industry is intense. This competition is even greater in offshore regions where we have shifted certain research and development resources and where concerted efforts to solicit our employees are not uncommon. If we are unable to attract and retain technical personnel with the requisite skills, our product development efforts could be delayed, which could adversely affect our revenues and profitability.

Our sales efforts rely on having a sufficient number of sales representatives with the skills and knowledge necessary to sell our products, including an ability to educate our customers about our products in order to create and meet demand for our products. If we are unable to attract or retain sales personnel with the requisite expertise, our sales and revenue could be adversely affected.

We must continually modify and enhance our products to keep pace with changing technology and address our customers’ needs, and any failure to do so could reduce demand for our products.

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

A significant portion of our business comes from outside the United States. Accordingly, our performance could be adversely affected by economic downturns in Europe or the Asia-Pacific region. Other risks associated with international business include:

•	regulatory practices and tariffs;

•	staffing and managing international operations, including the difficulties in providing cost-effective, incentive based compensation to attract skilled workers;

•	longer collection cycles in certain areas;

•	changes in tax and other laws; and

•	greater difficulty in protecting intellectual property rights.

At times we provide extended payment terms to our customers, which may be a factor in our customers’ purchasing decisions and could adversely affect our revenues if we ceased making these terms available.

We have provided extended payment terms to certain customers in connection with transactions we have completed with them. Providing extended payment terms may positively influence our customers’ purchasing decisions but may hurt our cash flows in the short-term. If we reduce the amount of extended payment terms we provide to customers, customers might reduce or defer the amount they spend on our products and services from the amount they might otherwise have spent if extended payment terms were available to them. If this were to occur, our revenue or revenue growth could be lower than in prior periods or than we expect.

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

The software industry is characterized by frequent litigation regarding copyright, patent and other intellectual property rights. While we have not had any significant claims of this type asserted against us, such claims could be asserted against us in the future. If a lawsuit of this type is filed, it could result in significant expense to us and divert the efforts of our technical and management personnel. We cannot be sure that we would prevail against any such asserted claims. If we did not prevail, we could be prevented from using that intellectual property or required to enter into royalty or licensing agreements, which might not be available on terms acceptable to us. In addition to possible claims with respect to our proprietary information, some of our products contain technology developed by and licensed from third parties and we may likewise be susceptible to infringement claims with respect to these third-party technologies.

II.	Product Related Considerations

Competition is increasing, which may reduce our profits and limit or reduce our market share.

The market for our PLM software solutions is rapidly changing and increasingly competitive. We expect competition to intensify, which could result in price reductions for our products and services, reduced gross margins and loss of market share. Our primary competition comes from:

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

We rely on the integral nature of our offerings as a competitive differentiator. Some of our competitors have recently announced or taken steps to make their products integrated. If our competitors succeed in their efforts, or convince customers that they will be successful in their efforts, our ability to use the integral nature of our offerings as a competitive differentiator will be diminished, which could adversely affect our ability to retain or increase our market share.

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

On August 2, 2007, GE Capital Leasing Corporation (“GECL”) filed a lawsuit against us. The lawsuit alleges that GECL was fraudulently induced to provide over $60 million in financing on behalf of Toshiba Corporation for purchases of third party products, predominantly PTC products, during the period from 2003 to 2006. GECL claims that PTC participated in the alleged scheme or, alternatively, should have been aware of the scheme and made negligent misrepresentations that enabled the scheme to continue undetected. All of the alleged transactions occurred in Japan. GECL claims damages of $47 million and seeks three times that amount plus attorneys’ fees. In connection with our restatement of revenue associated with the Toshiba transactions described in Note B to our consolidated financial statements, approximately $41 million of revenue was deferred and classified as Customer Advances in our consolidated balance sheets. That liability will remain recorded until the rights and obligations of the several companies connected with the Toshiba transactions are resolved. To the extent that matters are resolved in our favor, we will reduce Customer Advances and record revenue or other income at that time. We have not accrued any other liability for this matter as of September 30, 2007.

We dispute GECL’s claims and intend to defend this action vigorously. If GECL were to prevail in the litigation, we could be liable for damages to GECL, which could adversely affect our financial condition or results of operations.

We have identified a material weakness in our internal control over financial reporting that, until remediated, could result in a material misstatement in our financial statements.

In connection with the audit of our consolidated financial statements as of and for the year ended September 30, 2007, we identified a material weakness in our internal control over financial reporting because we failed to maintain effective controls over the accounting for income taxes. We are in the process of addressing and remediating this material weakness, but this process will take some time. Accordingly, until we remediate this weakness, this weakness could result in a misstatement of our tax-related accounts that would result in a material misstatement to our interim or annual consolidated financial statements. If we are unable to effectively remediate this material weakness and to conclude that our internal control over financial reporting is effective in any future period, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and potentially subject us to litigation. In addition, we will incur costs and expenses, including the hiring of additional personnel and the retention of professional advisors, in connection with remediating this material weakness.

We have a revolving credit facility and have borrowed funds under that facility.

We recently announced that we have entered into an agreement to purchase all of the outstanding shares of CoCreate Software GmbH, a provider of PLM and CAD modeling solutions, for approximately $250 million, net of cash acquired and excluding transaction fees. In connection with this acquisition, we borrowed approximately $220 million under our revolving credit facility. In addition, we may undertake additional borrowings against the credit facility in the future to support our operations, including additional strategic acquisitions. For any such borrowing we will incur periodic payment obligations. In addition, we are required to comply with the required financial and operating covenants, which could limit our ability to operate our business as we otherwise might operate it. Our failure to comply with any of these covenants or to meet our payment obligations could result in an event of default which, if not cured or waived, would result in all amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. We may not have sufficient working capital or liquidity to satisfy our repayment obligations in the event of an acceleration of those obligations. In addition, if we are not in compliance with the financial and operating covenants at the time we wish to borrow funds, we will be unable to borrow funds or to borrow additional funds.

Our stock price has been volatile, which may make it harder to resell your shares at a time and at a price that is favorable to you.

Market prices for securities of software companies are generally volatile and are subject to significant fluctuations unrelated or disproportionate to the operating performance of these companies. The trading prices and valuations of these stocks, and of ours, may not be predictable. Negative changes in the public’s perception of the prospects of software companies, or of PTC or the PLM market generally, could depress our stock price regardless of our results.

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

We currently lease 113 offices used in operations in the United States and internationally through our non-U.S. subsidiaries, predominately as sales and/or support offices and for research and development work. Of our total of approximately 1,281,000 square feet of leased facilities used in operations, approximately 583,000 square feet are located in the U.S., including 329,000 square feet of our headquarters facility located in Needham, Massachusetts. The lease for our headquarters began in December 2000 and expires in December 2012, subject to certain renewal rights. We also lease space comprising approximately 401,000 square feet, which is not used for our current operations and is primarily subleased to third parties. As described in Notes C and H of “Notes to Consolidated Financial Statements,” lease commitments on unused facilities in excess of expected sublease income have been included in our restructuring provisions. We continue to engage in subleasing and early lease termination initiatives to employ alternate uses for these excess facilities. We believe that our facilities are adequate for our present needs.

ITEM 3.	Legal Proceedings

On August 2, 2007, GE Capital Leasing Corporation (“GECL”) filed a lawsuit against us in the U.S. District Court for the District of Massachusetts. The lawsuit alleges that GECL was fraudulently induced to provide over $60 million in financing to Toshiba Corporation for purchases of third party products, predominantly PTC products, during the period from 2003 to 2006. GECL claims that PTC participated in the alleged scheme or, alternatively, should have been aware of the scheme and made negligent misrepresentations that enabled the scheme to continue undetected. All of the alleged transactions occurred in Japan. GECL claims damages of $47 million and seeks three times that amount plus attorneys’ fees. We dispute GECL’s claims and intend to contest them vigorously. In connection with our restatement of revenue associated with the Toshiba transactions described in Note B to our consolidated financial statements, approximately $41 million of revenue was deferred and classified as Customer Advances in our consolidated balance sheets. That liability will remain recorded until the rights and obligations of the several companies connected with the Toshiba transactions are resolved. To the extent that matters are resolved in our favor, we will reduce Customer Advances and record revenue or other income at that time. We have not accrued any other liability for this matter as of September 30, 2007.

We also are subject to various legal proceedings and claims that arise in the ordinary course of business. We currently believe that resolving these other matters will not have a material adverse impact on our financial condition or results of operations.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the last quarter of 2007.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information with respect to the market for our common stock may be found in the section captioned “Selected Financial Data” in Item 6 below and is incorporated herein by reference.

On September 30, 2007, the close of our fiscal year, our common stock was held by 4,465 shareholders of record. As of November 23, 2007, our common stock was held by 4,442 shareholders of record.

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

The table below shows the number of shares of our common stock we repurchased in the fourth quarter of 2007.

ISSUER PURCHASES OF EQUITY SECURITIES
				Maximum Number
			Total Number of	(or Approximate Dollar
			Shares (or Units)	Value) of Shares
			Purchased as Part	(or Units) that May
	Total Number of	Average Price	of Publicly	Yet Be Purchased
	Shares (or Units)	Paid per Share	Announced Plans	Under the Plans
Period	Purchased	(or Unit)	or Programs	or Programs*

July 1—July 28, 2007	—	n/a	—	3,423,843
July 29—August 25, 2007	457,000	$17.82	457,000	2,966,843
August 26—September 30, 2007	—	n/a	—	2,966,843

Total	457,000	$17.82	457,000	2,966,843

*	In September 1998, our Board of Directors authorized us to repurchase up to 8.0 million shares of our common stock and in July 2000 increased the shares authorized for repurchase to 16.0 million. We repurchased 12.5 million shares through the end of 2004 and repurchased no shares thereafter until the third quarter of 2007 when our Board of Directors authorized us to resume purchases under that authorization within established parameters. Those parameters permit us to use up to $40 million of cash from operations to repurchase our shares through May 15, 2008, unless such parameters are earlier modified, extended or revoked. We announced our intent to resume repurchases of shares on May 25, 2007. All such purchases were made in open-market transactions.

ITEM 6. Selected Financial Data

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
(in thousands, except per share data)

	September 30,
	2007	2006 (1)	2005 (1)	2004	2003
		Restated(3)	Restated(3)	Restated(3)	Restated(3)

Revenue	$941,279	$847,983	$707,975	$651,668	$669,453
Operating income (loss)	92,768	66,513	73,042	31,598	(82,856)
Net income (loss)	143,656	56,804	73,187	31,585	(101,187)
Earnings (loss) per share—Basic(2)	1.27	0.52	0.67	0.29	(0.96)
Earnings (loss) per share—Diluted(2)	1.22	0.50	0.65	0.29	(0.96)
Total assets	1,090,313	901,387	791,593	679,137	611,582
Working capital	164,289	53,242	47,056	190,237	123,561
Long-term liabilities, less current portion	65,464	110,641	118,017	122,148	114,848
Stockholders’ equity	594,507	405,872	296,905	224,486	180,901

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(in thousands, except per share data)

		July 1, 2007
	September 30,	Previously		March 31,	December 30,
	2007(5)	Reported	Restated (3)	2007	2006

Revenue	$266,652	$225,096	$224,864	$228,096	$221,667
Operating income	30,953	19,805	19,573	21,259	20,983
Net income	30,639	87,228	80,465	17,399	15,153
Earnings per share:
Basic	0.27	0.77	0.71	0.15	0.14
Diluted	0.26	0.74	0.68	0.15	0.13
Common Stock prices:(4)
High	$21.68	$21.77		$20.29	$20.08
Low	$16.08	$17.73		$17.30	$17.26

	September 30, 2006		July 1, 2006		April 1, 2006		December 31, 2005
	Previously		Previously		Previously		Previously
	Reported	Restated(3)	Reported	Restated(3)	Reported	Restated(3)	Reported	Restated(3)

Revenue	$245,502	$244,297	$216,704	$215,565	$200,194	$195,269	$192,518	$192,852
Operating income	31,899	32,974	13,461	12,322	15,088	10,163	11,278	11,054
Net income	25,723	26,979	16,876	15,914	10,751	6,558	7,516	7,353
Earnings per share:
Basic	0.23	0.24	0.15	0.14	0.10	0.06	0.07	0.07
Diluted	0.22	0.24	0.15	0.14	0.09	0.06	0.07	0.07
Common Stock prices:(4)
High	$17.77		$16.54		$17.42		$17.67
Low	$12.45		$11.73		$14.40		$14.20

(1)	The financial position and results of operations for 2006 and 2005 reflect our acquisition of Mathsoft Corporate Holdings, Inc. on April 28, 2006 for $64.4 million in cash and Arbortext, Inc. on July 19, 2005 for $194.8 million in cash. Results of operations for Mathsoft and Arbortext have been included in the statement of operations since their acquisition dates.
(2)	Effective on February 28, 2006, we implemented a reverse stock split pursuant to which every five shares of issued and outstanding common stock of PTC were automatically combined into two issued and outstanding shares of common stock without any change in the par value of such shares. Historical per share data presented in this summary has been restated to reflect this reverse stock split.
(3)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for a description of the restatement. In addition to the periods above, for the years ended prior to September 30, 2003, revenue and net income were reduced by $10.5 million and $12.9 million, respectively, as a result of the restatement described in Item 7.
(4)	The common stock prices are based on the Nasdaq Global Select Market (formerly Nasdaq National Market) daily closing stock price as adjusted for the reverse stock split described in note (2) above. Our common stock is traded on the Nasdaq Global Select Market under the symbol “PMTC”.
(5)	Unaudited quarterly financial information for the fourth quarter of 2007 differs from the preliminary selected financial results we announced on October 31, 2007 as furnished with our Current Report on Form 8-K dated October 31, 2007. Net income is lower by $5.4 million and basic and diluted earnings per share are both lower by $0.05 as a result of a $5.4 million increase in our provision for income taxes.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements in this Annual Report about anticipated financial results and growth, as well as about the development of our products and markets, are forward-looking statements that are based on our current plans and assumptions. Important information about the bases for these plans and assumptions and factors that may cause our actual results to differ materially from these statements is contained below and in Item 1A.“Risk Factors” of this report.

Unless otherwise indicated, all references to a year reflect our fiscal year that ends on September 30.

Restatement of Previously Issued Financial Results

As a result of an independent investigation led by the Audit Committee of our Board of Directors, the Audit Committee concluded on October 29, 2007 that we would need to restate our previously issued financial statements for the effect of certain transactions involving Toshiba Corporation of Japan (“Toshiba”), for which we recorded revenue of approximately $41 million during fiscal 2001 through 2006. Based on its investigation, the Audit Committee concluded that the understanding of the arrangement was not fully reflected in the order paperwork for these transactions because there were additional circumstances known or knowable by one or more of our personnel in Japan. That condition required us to change our conclusion that the transactions met the revenue recognition criteria of Statement of Position 97-2, Software Revenue Recognition.

The results of the investigation indicate that during the period 2001 to 2006, an employee of Toshiba Corporation initiated purchases of both software and services from our subsidiary in Japan, PTC Japan K.K. (“PTC Japan”). Many of these purchases were completed through a third party trading company that procured the software and services on Toshiba’s behalf. The transactions were supported by orders that were signed by employees of Toshiba and the third party trading company. PTC Japan delivered the items for which revenue was recorded and was paid for the orders in question. The Toshiba employee also allegedly entered into a series of financing agreements with third party leasing companies, including GE Capital Leasing Corporation of Japan (“GECL”), in the name of Toshiba to fund various purchases. As part of those transactions, the leasing companies allegedly entered into transactions with various third party trading companies to procure the purchased items on behalf of Toshiba. We were not a party to those financing agreements. Toshiba has disclaimed responsibility for repayment of these financed amounts and has alleged that the Toshiba employee who entered into the financing agreements was not authorized to do so and that Toshiba did not receive delivery of the items so financed.

Recently, the Toshiba employee involved in the transactions was arrested and charged with defrauding certain of the leasing companies. Among the allegations against him are that he forged contracts in the name of Toshiba. In addition, three individuals—each employed by a different trading company involved in the transactions—have been arrested for alleged involvement in a scheme to defraud the leasing companies. According to published news reports, the Toshiba employee and these other individuals are suspected of diverting some of the proceeds of the financings to a bank account controlled by one or more of them. Following these arrests, it was reported on October 23, 2007 that two former employees of PTC Japan were arrested on suspicion of demanding “hush money” from one of the participants in the fraudulent scheme. The press accounts indicate that the former PTC Japan employees—who left employment with PTC Japan in 2003 and 2004, respectively—were no longer working at PTC Japan at the time of the alleged demands. According to the press accounts, these individuals have not been charged with participating in the alleged underlying fraud.

To effect the restatement of revenue associated with the transactions placed by the Toshiba employee, we reduced previously recorded revenue by approximately $8 million in fiscal 2006, $15 million in fiscal 2005, $9 million in fiscal 2004, $2 million in fiscal 2003 and $7 million in prior years, and recorded related income tax effects. We did not make any adjustments to the costs incurred in connection with these transactions due to the uncertainty regarding our ultimate ability to retain the advances received for these transactions and our belief that all such costs are unrecoverable. Upon restatement, the revenue reversed from those prior periods was deferred and classified as Customer Advances in our consolidated balance sheets. That liability (which totaled $40.3 million and $39.5 million at September 30, 2007 and 2006, respectively, after the effects of foreign currency movements) will remain recorded until the rights and obligations of the several companies connected with the Toshiba transactions are resolved. To the extent that matters are resolved in our favor, we will reduce Customer Advances and record revenue or other income at that time.

Our restatement of prior period financial statements also includes adjustments for other previously identified errors that we had corrected in the periods they became known to us rather than in the periods in which they originated because we believed that the amounts of such errors, individually and in the aggregate, were not material to our financial statements for the affected periods. In this restatement, we have now recorded those corrections in the periods in which each error originated. Such adjustments, which have been tax effected, primarily relate to (i) recording rent expense on a straight-line basis for one of our office facilities,

(ii) recording stock-based compensation expense due to the timing of approvals for certain stock options we granted, (iii) deferring or reversing revenue for certain customer orders in the Asia-Pacific region, and (iv) reversing an income tax reserve that was unwarranted when established. Our restatement also includes an adjustment to correct our third quarter 2007 financial statements for a $10.4 million overstatement of reported net income, which resulted from tax errors detected in the fourth quarter of 2007 relating primarily to our release in the third quarter of a substantial portion of the valuation allowance for our U.S. net deferred tax assets.

A summary of the cumulative revenue and net income effects of the restatement on our consolidated financial statements is as follows:

	Nine months
	ended
	June 30,	Year ended September 30,
	2007	2006	2005	2004	2003	Prior Years	Total
	(in thousands, except per share data)

Revenue, as previously reported	$674,859	$854,918	$720,719	$660,029	$671,940
Adjustments	(232)	(6,935)	(12,744)	(8,361)	(2,487)	$(10,506)	$(41,265)

Revenue, as restated	$674,627	$847,983	$707,975	$651,668	$669,453

Net income (loss), as previously reported	$119,780	$60,866	$83,592	$34,813	$(98,280)
Adjustments	(6,763)	(4,062)	(10,405)	(3,228)	(2,907)	$(12,927)	$(40,292)

Net income (loss), as restated	$113,017	$56,804	$73,187	$31,585	$(101,187)

Earnings (loss) per share—Diluted, as previously reported	$1.02	$0.54	$0.75	$0.32	$(0.93)
Adjustments	(0.06)	(0.04)	(0.10)	(0.03)	(0.03)

Earnings (loss) per share—Diluted, as restated	$0.96	$0.50	$0.65	$0.29	$(0.96)

The restatement had no effect on previously reported cash balances or on the amounts of net cash flows from operating, investing and financing activities. The adjustments made as a result of the restatement are more fully described in Note B to our consolidated financial statements included in “Financial Statements and Supplementary Data” in Item 8. For a discussion of our consideration of the accounting errors which resulted in the restatement and our assessment of the effectiveness of our internal control over financial reporting, see “Controls and Procedures” included in Part II, Item 9A of this Form 10-K.

All amounts referenced to September 30, 2006 and 2005 in the following discussion reflect the balances and amounts on a restated basis. Also, comparisons of 2006 and 2005 to any other years have been revised from those included in our Annual Report on Form 10-K for 2006 as necessary to reflect the restated information.

Executive Overview

During the past few years, PTC has focused on both revenue growth and profitability improvements to increase shareholder value. In 2007, we achieved 11% revenue growth over 2006, and our operating income improved from $66.5 million to $92.8 million. Net income for 2007 was $143.7 million, or $1.22 per diluted share, compared to $56.8 million, or $0.50 per diluted share in 2006. In 2007, we reversed our valuation allowance against deferred tax assets in the U.S. and other jurisdictions and, as a result, we recorded a one-time tax benefit of $58.9 million. Even if the impact of this valuation allowance reversal were excluded, we improved net income and EPS from 2006 to 2007.

For 2007, we reported total revenue of $941.3 million, including total license revenue of $296.1 million, which was up 12% from 2006. Our results reflect continued organic revenue growth and a small contribution from our acquired businesses. We delivered increased Desktop Solutions revenue, record Enterprise Solutions revenue, and significant operating leverage.

We believe our operating results in 2007 reflect successful execution of our strategic initiatives, which focused on improving our product and service offerings, our distribution model, our strategic account relationships, our competitive position and our marketing programs, as well as increased technology spending by our customers, particularly in Europe. We believe our strategic initiatives have created three key competitive differentiators: our product development system capabilities, our single platform architecture, and an understanding of our customers’ product development challenges, which we believe are causing customers to adopt our solutions. In particular, we believe our strategy to offer a product development system with fully integrated solutions on a common architecture provides us with a significant competitive advantage and is a major factor in our increased sales of Pro/ENGINEER and Windchill.

As part of our continuing efforts to increase profitability, we are relocating additional business functions to locations, including China, where operating costs are lower and where we are also seeking to establish a presence. As part of this initiative, we incurred restructuring costs of $15.3 million in 2007, all of it in the fourth quarter, and expect to incur additional restructuring costs of approximately $10 million in 2008. We expect that by moving these business functions to these countries we will increase both our strategic presence and our profitability.

Also, we are continuing to expand our business through acquisitions. We recently entered into an agreement to purchase CoCreate Software GmbH for approximately $250 million, net of cash acquired and excluding transaction fees. We expect the transaction to close in the first quarter of 2008. In connection with the planned closing of the transaction, on November 28, 2007, we borrowed approximately $220 million from our revolving credit facility to complete the transaction. Our acquisition of CoCreate is significant in a number of respects. First, we expect it will increase both revenue and operating margins in 2008 as CoCreate had revenue of approximately $75 million and significant operating margins in the past twelve months. Second, it enables us to both offer additional product development solutions and enhance our ability to offer our other product development solutions to CoCreate’s historical customers. We expect to be able to leverage our strong presence in North America and the Pacific Rim to sell CoCreate’s products to our existing customer base. Finally, because CoCreate’s revenues are concentrated in Europe and Japan, we expect to benefit from increased presence in those markets.

Acquisitions

A significant element of our growth strategy is to acquire strategic companies and technologies that expand our solution footprint and/or our distribution model, and will also be accretive to our financial results. We have made a number of strategic acquisitions that add to and expand elements of our solutions. Each of our acquisitions has helped us to extend our product development system, which we consider to be a significant competitive advantage for us. You can find more information about these acquisitions under the subheading “Acquisitions” of Item 1. “Business” of this Annual Report, which begins on page 1, and in Note E to the accompanying “Notes to Consolidated Financial Statements.”

Market Opportunities

We believe demand for our traditional CAD/CAM/CAE solutions will continue to grow modestly and that the broader PLM market presents an opportunity for greater growth. We believe the overall market for PLM solutions is evolving as manufacturers seek to improve their total product development processes instead of focusing on individual productivity in engineering or manufacturing. These product development processes have become increasingly complex as companies develop and manufacture products across geographic and corporate boundaries (a trend we refer to as “global product development”).

We also believe there is a growing opportunity in the small- and medium-size business market as manufacturers in this segment migrate from two-dimensional design tools to entry-level three-dimensional design tools. Additionally, we believe these smaller manufacturers have a need for and will invest in enterprise solutions over the next several years.

Fiscal Year 2008 Strategies and Risks

In support of our goal to increase revenue and profitability in 2008, we plan to continue to:

•	improve our product and service offerings;

•	maintain and grow revenue from our traditional vertical market segments;

•	leverage and optimize our distribution model, including, when appropriate, making measured increases to our direct sales force and reseller channel while continuing our efforts to increase sales productivity;

•	enhance our relationships with strategic accounts;

•	continue to improve services profitability by focusing on services utilization and limiting growth of lower margin services such as implementation consulting, while growing higher-margin services such as training and process consulting services;

•	continue to offshore or outsource selected non-customer facing roles in multiple organizations to ensure that we grow resources to support planned growth while keeping overall costs low;

•	invest in emerging geographies, particularly China, and focus on increasing revenue in the Asia-Pacific market; and

•	pursue corporate development opportunities, including mergers and acquisitions and strategic partnerships.

Our success will depend on, among other factors, our ability to:

•	encourage our customers to expand their product development technology infrastructure to a more robust PLM product development system in order to further their global product development initiatives;

•	differentiate our products and services from those of our competitors to effectively pursue opportunities within the small and medium-size business market as well as with strategic, larger accounts;

•	optimize our sales and services coverage and productivity through, among other means, effective use and management of our internal resources in combination with our resellers and other strategic partners and appropriate investment in our distribution channel;

•	manage the development and enhancement of our expanding product line using our geographically dispersed development resources;

•	manage our operations in non-U.S. locations where we are expending our operations, such as China; and

•	integrate newly acquired businesses into our operations and execute future corporate development initiatives while remaining focused on organic growth opportunities, including penetration of strategic vertical markets.

We discuss additional factors affecting our revenue and operating results under Item 1A. “Risk Factors” of this Annual Report.

Results of Operations

Overview

The following is a summary of our results of operations for the last three years, which includes the results of operations of companies we acquired beginning on their acquisition date and, beginning in the fourth quarter of 2005, includes increased stock-based compensation expense as a result of our adoption of SFAS 123(R) at the beginning of that quarter. A detailed discussion of these results follows the table.

		Percent			Percent
	2007	Change		2006	Change		2005
	(Dollar amounts in millions)

Total revenue	$941.3	11	%(1)	$848.0	20	%(1)	$708.0
Total costs and expenses	848.5	9	%(2)	781.5	23	%(2)	634.9

Operating income	92.8	39%		66.5	(9)%		73.1
Other income (expense), net	6.9			3.7			5.5

Income before income taxes	99.7			70.2			78.6
Provision for (benefit from) income taxes	(44.0)			13.4			5.4

Net income	$143.7	153%		$56.8	(22)%		$73.2

(1)	On a consistent foreign currency basis from the prior period, total revenue increased 9% from 2006 to 2007 and increased 22% from 2005 to 2006.

(2)	On a consistent foreign currency basis from the prior period, total costs and expenses increased 6% from 2006 to 2007 and increased 25% from 2005 to 2006.

Total costs and expenses reflect increases in our operating cost structure from acquisitions, measured increases to support planned revenue growth and, from 2005 to 2006, the adoption of new stock-based compensation accounting rules. Refer to Costs and Expenses beginning on page 24 for a more detailed discussion. Total costs and expenses reflect the following:

•	Stock-based compensation expense of $36.4 million in 2007, $38.2 million in 2006 and $15.5 million in 2005;

•	Restructuring and other charges (credits) of $15.3 million in 2007, $5.9 million in 2006 and $(1.3) million in 2005; and

•	Amortization expense related to intangible assets of $14.9 million in 2007, $11.9 million in 2006 and $4.2 million in 2005.

The provision for (benefit from) income taxes in 2007, 2006 and 2005 is net of tax benefits totaling $62.8 million, $6.1 million and $12.1 million, respectively. The 2007 benefit includes a $58.9 million tax benefit due to the reversal of a significant portion of our valuation allowances against deferred tax assets in the U.S. and in a foreign jurisdiction and a $3.9 million tax benefit from the favorable outcome of a tax refund claim in the U.S. The 2006 benefit resulted from favorable resolutions of tax audits with the Internal Revenue Service in the U.S. The 2005 benefit resulted from favorable resolutions of tax audits in a non-US jurisdiction.

Net income reflects improved operating margin contributions from increased revenue year over year, offset by the impact of the items discussed above.

The following table shows certain consolidated financial data as a percentage of our total revenue for the last three years:

	Year ended September 30,
	2007	2006	2005

Revenue:
License	31%	31%	29%
Service	69	69	71

Total revenue	100	100	100

Costs and expenses:
Cost of license revenue	2	1	1
Cost of service revenue	29	31	28
Sales and marketing	31	32	35
Research and development	17	17	17
General and administrative	8	9	9
Amortization of acquired intangible assets	1	1	—
In-process research and development	—	—	—
Restructuring and other charges (credits)	2	1	—

Total costs and expenses	90	92	90

Operating income	10	8	10
Interest income	1	—	1
Other expense, net	—	—	—

Income before income taxes	11	8	11
Provision for (benefit from) income taxes	(4)	1	1

Net income	15%	7%	10%

Revenue

Our revenue consists of software license revenue and service revenue, which includes software maintenance revenue (consisting of providing our customers software updates and technical support) and consulting and training revenue (including implementation services).

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

Through the end of the third quarter of 2005, half of Pro/INTRALINK revenue was allocated to Desktop Solutions and half was allocated to Enterprise Solutions. As a result of the new, Windchill-based architecture of Pro/INTRALINK, beginning as of the fourth quarter of 2005, all Pro/INTRALINK revenue is classified as Enterprise Solutions.

Total Revenue

The following table illustrates trends from 2005 to 2007 in our software license and service revenues, as well as by product category:

		Percent		Percent
	2007	Change	2006	Change	2005
	(Dollar amounts in millions)

License revenue:
Enterprise	$115.4	19%	$96.8	36%	$71.0
Desktop	180.7	8%	166.7	22%	136.2

Total license revenue	296.1	12%	263.5	27%	207.2
Maintenance revenue:
Enterprise	80.1	17%	68.3	21%	56.3
Desktop	328.3	9%	300.9	6%	284.1

Total maintenance revenue	408.4	11%	369.2	8%	340.4
Consulting and training service revenue:
Enterprise	158.8	24%	127.9	45%	88.4
Desktop	78.0	(11)%	87.4	21%	72.0

Total consulting and training service revenue	236.8	10%	215.3	34%	160.4

Total service revenue	645.2	10%	584.5	17%	500.8

Total revenue	$941.3	11%	$848.0	20%	$708.0

Revenue by product category:
Total Enterprise Solutions revenue	$354.4	21%	$293.0	36%	$215.6
Total Desktop Solutions revenue	586.9	6%	555.0	13%	492.4

In 2007 and 2006, we had year-over-year revenue growth in both Desktop Solutions and Enterprise Solutions. We attribute this growth to execution of our strategic initiatives, an increase in the number of new seats sold in both product categories, and increased technology spending by our customers, particularly in Europe and China, and, in 2006, North America. The revenue growth reflects both organic growth of our Enterprise Solutions and Desktop Solutions and revenue from acquired businesses including Arbortext and Mathsoft. Additionally, total revenue in 2007 was benefited by changes in the foreign exchange rate due to the translation of revenue recorded in Europe into U.S. Dollars. Prior to our acquisitions of those businesses, Arbortext generated revenue of approximately $40 million for the twelve months ended June 30, 2005 and Mathsoft generated revenue of approximately $20 million for the twelve months ended March 31, 2006. The Arbortext and Mathsoft businesses have been included in our results of operations since their acquisition dates (Arbortext on July 19, 2005 and Mathsoft on April 28, 2006). Accordingly, 2005 results include Arbortext only for the fourth quarter and do not include Mathsoft; and 2006 results include Mathsoft for approximately 5 months (since April 29, 2006).

Total revenue from our Enterprise Solutions software and related services was 38%, 35% and 30% of our total revenue in 2007, 2006 and 2005, respectively.

The increases in Enterprise Solutions revenue in 2007 and 2006 compared to the prior year reflect:

•	organic growth of our Windchill solutions, which we believe reflects our success in helping customers understand the benefits of investing in PLM solutions, as well as our ability to help customers adopt our solutions incrementally, which lowers customer risk, and

•	more wide-spread adoption of our solutions by both our existing and new customers, which we believe is a result of customer recognition of the benefits of our broad set of capabilities delivered on a single system architecture.

The increase in Enterprise Solutions revenue in 2006 compared to 2005 also reflects:

•	revenue contribution from the Arbortext business; and

•	the 2005 launch of Windchill-based Pro/INTRALINK.

Total revenue from our Desktop Solutions and related services was 62%, 65% and 70% of our total revenue in 2007, 2006 and 2005, respectively. The increase in Desktop Solutions revenue in 2007 as compared to 2006 reflects:

•	growth in maintenance revenue, which we believe reflects continued customer satisfaction with PTC and our solutions;

•	growth in license revenue in Europe and Asia-Pacific, which primarily reflects increased sales of new seats of Pro/ENGINEER; and

•	revenue contribution from the acquired ITEDO and Mathsoft businesses.

These increases were partially offset by declines in Desktop Solutions service revenue, particularly in North America, due to both anticipated and unplanned reductions in revenue from training services and computer-based training products.

The increase in Desktop Solutions revenue in 2006 as compared to 2005 was due primarily to increases in sales of our entry-level package of Pro/ENGINEER and sales of related modules and package upgrades throughout our customer base, as well as to sales of products from our Arbortext and Mathsoft businesses.

License Revenue

Total

License revenue accounted for 31% of total revenue in 2007 and 2006 and 29% of total revenue in 2005. The growth in license revenue in 2007 compared to 2006 reflects revenue growth from customers of all sizes and across product categories. The growth in license revenue in 2006 compared to 2005 was primarily due to organic growth in both Enterprise Solutions and Desktop Solutions (including contributions from our reseller channel) and contributions from our acquired businesses, including Arbortext, Mathsoft and ITEDO, from the date of each transaction.

Enterprise

The increase in Enterprise Solutions license revenue in 2007 as compared to the 2006 came primarily from sales of Windchill PDMLink®, our core Windchill content and process management solution, as both existing and new customers adopted our Windchill solutions. The increase in Enterprise Solutions license revenue in 2006 as compared to 2005 was primarily attributable to organic growth as well as to sales of our Arbortext products. The number of new Windchill seats sold in both 2007 and 2006 increased as compared to the prior year periods, which we believe reflects our success in marketing incremental adoption of our solutions, as well as our improved competitive position.

Desktop Solutions

The increase in Desktop Solutions license revenue in 2007 compared to 2006 was due primarily to revenue contribution from sales of Mathcad and Arbortext IsoDraw. Revenue from sales of Pro/ENGINEER was relatively flat from 2007 to 2006, with increases in new seat revenue offset by declines in upgrades and modules. The increase in Desktop Solutions license revenue in 2006 compared to 2005 was due primarily to organic growth, which was primarily attributable to higher sales of our entry-level package of Pro/ENGINEER and related modules and package upgrades, and to revenue contributions from sales of Mathcad and Arbortext IsoDraw.

Maintenance Revenue

Total

Maintenance revenue represented 43%, 44% and 48% of total revenue in 2007, 2006 and 2005, respectively. Growth in our maintenance revenue was due to a higher number of seats under maintenance agreements and reflects continued success in improving customer satisfaction with our solutions, product enhancements and technical support.

Enterprise Solutions

Increases in our Enterprise Solutions maintenance revenue in 2007 and 2006 were due primarily to an increase in the number of new users of our Enterprise Solutions as new customers were added and existing customers expanded their implementations to additional users.

Desktop Solutions

The increase in our Desktop Solutions maintenance revenue in 2007 and 2006 was due to revenue contributions from our acquired products, particularly Mathcad, a higher number of seats under maintenance agreements and growth of license revenue in prior periods.

Consulting and Training Revenue

Total

Consulting and training service revenue, which has a lower gross profit margin than license and maintenance revenue, accounted for 25% of total revenue in 2007 and 2006 and 23% of total revenue in 2005. Growth in total consulting and training services revenue is attributable to increased use by our customer base of our consulting and training services, including our expanding suite of computer-based training products as well as contributions from acquired businesses. As we have increased our service revenue, we have focused on improving our consulting and training service profit margins by improving consulting staff utilization and growing revenue from higher-margin sources such as computer-based training products.

Enterprise Solutions

Increases in our Enterprise Solutions consulting and training service revenue in 2007 were due to increased customer demand for process and implementation consulting services as a result of increased adoption of our software solutions. Also, during 2007 our Enterprise Solutions consulting and training revenue included a large customer engagement in Europe which contributed to the growth in 2007 as compared to 2006. Increases in our Enterprise Solutions consulting and training service revenue from 2005 to 2006 were due to planned growth in services capacity to address increased customer demand for process and implementation consulting services, as well as the addition of Arbortext, which had a significant services business for its publishing solutions.

Desktop Solutions

The decline in Desktop Solutions consulting and training service revenue in 2007 from 2006 was primarily due to a decrease in consulting and training revenue in North America. The increase in Desktop Solutions consulting and training service revenue in 2006 compared to 2005 was due to the increase in the number of new seats sold in these years versus the prior years as well as to higher revenue from sales of consulting services and training packages, including computer-based training products, which help our customers improve user proficiency and engineering productivity.

Revenue from Individual Customers

We enter into customer contracts that may result in revenue being recognized over multiple reporting periods. Accordingly, revenue recognized in a current period may be attributable to contracts entered into during the current period or in prior periods. License and/or consulting and training service revenue of $1 million or more recognized from individual customers in a single quarter during the fiscal year was $156.7 million, $138.0 million and $73.3 million in 2007, 2006 and 2005, respectively. While our customers may not continue to spend at these levels in future periods, we believe this increase is the result of a shift in customer priorities toward PLM solutions relative to other IT spending initiatives, our improved ability to provide broader solutions to our customers, and improvements in our competitive position due to our system architecture and product development process knowledge.

Revenue by Geography

		Percent			Percent
	2007	Change		2006	Change		2005

North America	$365.0	1%		$360.6	33%		$272.0
Europe	353.4	23	%(1)	287.5	13	%(1)	254.2
Asia-Pacific	222.9	12	%(2)	199.9	10	%(2)	181.8

	$941.3	11	%(3)	$848.0	20	%(3)	$708.0

(1)	On a consistent foreign currency basis from the prior period, total revenue in Europe increased 14% in 2007 compared to 2006 and increased 17% in 2006 compared to 2005.

(2)	On a consistent foreign currency basis from the prior period, total revenue in Asia-Pacific increased 13% in 2007 compared to 2006 and increased 14% in 2006 compared to 2005.

(3)	On a consistent foreign currency basis from the prior period, total revenue increased 9% in 2007 compared to 2006 and increased 22% in 2006 compared to 2005.

We derived 61%, 57% and 62% of our total revenue from sales to customers outside of North America in 2007, 2006 and 2005, respectively. Total revenue growth in North America was primarily due to organic growth and, in 2006, contributions from sales of Arbortext and Mathsoft products, sales of which were concentrated in that region. The results in 2007 in North America reflect growth in maintenance revenue and relatively flat license revenue, offset by declines in consulting and training service revenue. We believe the improvements in our 2006 revenue in North America are attributable to implementation of our strategic initiatives and improvements in the economy in that region, where the manufacturing sector and related technology spending had been weak.

Revenue in Europe in 2007 reflects strong growth in both product categories and a benefit from foreign exchange rate movements. In 2007, our Enterprise Solutions consulting and training revenue included a large customer engagement in Europe which contributed to the growth in 2007 as compared to 2006. Our European revenue in 2006 reflects improvement in sales and services performance in strategic accounts in that region. The increase in European revenue in 2006 compared to 2005 was due primarily to strong performance in Enterprise Solutions, including growth in license, consulting and training service and maintenance revenue. We also experienced growth in Desktop Solutions, particularly license and consulting and training service revenue.

Asia-Pacific revenue in 2007 compared to 2006 reflected an 11% increase in the Pacific Rim and a 12% increase in Japan. Revenue performance in Asia-Pacific for 2006 compared to 2005 reflected a 30% increase in revenue in the Pacific Rim sub-region, offset by a 9% decrease in revenue in the Japan sub-region. We believe that the growth in the Pacific Rim reflects improved market opportunity and better execution after strategic and organizational changes we made in that region early in 2006. We believe that the decrease in revenue in Japan in 2006 was partially attributable to market dynamics and partially attributable to our operational execution problems. We made organizational and strategic changes in Japan and believe these changes have helped improved our results there. Additionally, Japan revenue performance is largely driven by large customer transactions which have fluctuated period-to-period. We believe the Asia-Pacific region, particularly China, continues to present an important growth opportunity because global manufacturing companies have continued to invest in that region and the market in that region for both our Desktop Solutions and Enterprise Solutions is relatively unsaturated.

Revenue from Our Reseller Channel

We have been building and diversifying our reseller channel to become less dependent on a small number of resellers and to provide the resources necessary for more effective distribution of our products. Although we typically receive lower revenue per seat for an indirect sale versus a direct sale, we believe that using diverse and geographically dispersed resellers that focus on smaller businesses provides an efficient and cost effective means to reach these customers and allows our direct sales force to focus on larger sales opportunities. Total sales from our reseller channel, which are primarily for our Desktop Solutions, were $195.2 million in 2007 (21% of total revenue), $171.5 million (20% of total revenue) in 2006 and $141.4 million (20% of total revenue) in 2005. We attribute the revenue increase from our reseller channel to our efforts to expand our reseller channel, to the success of Pro/ENGINEER Wildfire among small and medium-size businesses as Pro/ENGINEER Wildfire has become increasingly competitive in this market (both relative to our historic offerings as well as to competitive offerings in this market segment) and to sales of recently acquired Arbortext and Mathsoft products. In each year, we continued to experience growth in our reseller channel revenue in North America and Europe and, in 2006, we also experienced strong growth in our reseller channel in Asia-Pacific. We attribute the improvement in our Asia-Pacific reseller channel performance in 2006 to organizational and infrastructure changes we made in that region in the first half of the year.

Costs and Expenses

Over the past several years, we have made significant investments to transform our business from providing a single line of technical software with a largely direct distribution model, supplemented by a small number of channel partners, to providing integrated product development system solutions with an expanded channel and partner-involved distribution model. As part of this effort, we have broadened our product development system through acquisitions, and we intend to continue to do so.

While we intend to continue to invest in our strategic initiatives to support planned revenue growth and to fund revenue-generating initiatives, we remain focused on achieving our operating margin goals. Accordingly, we are taking steps to improve operating margins. In the fourth quarter of 2007, we recorded a restructuring charge of $15.3 million. The restructuring charge included a $13.2 million charge for severance and related costs associated with 262 employees notified of termination during the quarter and $2.1 million related to excess facilities. The charges for excess facilities were primarily related to gross lease commitments in excess of estimated sublease income for excess facilities. We are also evaluating other cost savings opportunities including optimizing the use of our leased facilities worldwide and relocating functions and additional workforce to lower-cost geographies. We expect that this process will result in additional restructuring costs totaling approximately $10 million in 2008. We expect these planned restructuring initiatives will help us to improve operating margins while continuing to grow the business and increase our strategic presence in emerging geographies.

The following table illustrates trends from 2005 to 2007 in our costs and expenses:

		Percent		Percent
	2007	Change	2006	Change	2005
	(Dollar amounts in millions)

Costs and Expenses
Cost of license revenue	$16.1	32%	$12.2	45%	$8.4
Cost of service revenue	274.7	7%	257.6	29%	199.8
Sales and marketing	292.2	7%	273.0	12%	243.8
Research and development	162.4	10%	147.0	24%	118.3
General and administrative	79.8	3%	77.6	22%	63.6
Amortization of acquired intangible assets	7.5	23%	6.1	271%	1.6
In-process research and development	0.5	(74)%	2.1	188%	0.7
Restructuring and other charges (credits)	15.3	158%	5.9		(1.3)

Total costs and expenses	$848.5	9%*	$781.5	23%*	$634.9

*	On a consistent foreign currency basis from the prior period, total costs and expenses increased 6% from 2006 to 2007 and increased 25% from 2005 to 2006.

Effective July 3, 2005, we adopted SFAS 123(R), Share-Based Payment. Accordingly, for the full year of 2007 and 2006 and the three months ended September 30, 2005, stock-based compensation was accounted for under SFAS 123(R), which requires the expensing of the fair value of stock-based awards in our consolidated statements of operations, while for the nine months ended July 2, 2005, stock-based compensation was accounted for under APB No. 25, Accounting for Stock Issued to Employees, which required only the expensing of the intrinsic value, if any, of stock-based awards. The amounts in the table above include the following amounts for stock-based compensation.

	Year ended September 30,
	2007	2006	2005
	(in millions)

Cost of license revenue	$0.1	$0.1	$0.1
Cost of service revenue	7.4	7.5	2.6
Sales and marketing	9.0	9.6	5.1
Research and development	7.2	8.6	3.8
General and administrative	12.7	12.4	3.9

Total stock-based compensation expense	$36.4	$38.2	$15.5

Total Costs and Expenses

2007 compared to 2006.  Total costs and expenses increased to $848.5 million in 2007, compared to $781.5 million in 2006. Total costs and expenses were adversely impacted by foreign currency exchange rates as costs and expenses incurred in Europe were translated into U.S. Dollars. Headcount increased to 4,449 at the end of 2007 from 4,309 at the end of 2006. Our increase in costs and expenses, including headcount, were primarily due to the following:

•	planned spending to support revenue growth, including increasing our services delivery capacity and higher sales commission expense;

•	acquisitions completed in 2007 and the second half of 2006 that added operating costs and increased headcount by an aggregate of over 50 employees; and

•	higher restructuring charges recorded in 2007 relating to certain actions we took to reduce operating costs.

2006 compared to 2005.  Total costs and expenses increased to $781.5 million in 2006, compared to $634.9 million in 2005. Headcount increased to 4,309 at the end of 2006 from 3,751 at the end of 2005. Our increase in costs and expenses, including headcount, was primarily due to the following:

•	planned spending to support revenue growth, including increasing our services delivery capacity and higher sales commission expense;

•	increased stock-based compensation expense due to the adoption of SFAS 123(R) in the fourth quarter of 2005;

•	six acquisitions completed in the second half of 2005 that added operating costs and increased headcount by an aggregate of over 400 employees; and

•	a restructuring charge recorded in the third quarter of 2006 relating to certain actions we took to reduce operating costs.

Cost of License Revenue

Our cost of license revenue consists of fixed and variable costs associated with reproducing and distributing software and documentation as well as royalties paid to third parties for technology embedded in or licensed with our software products. Cost of license revenue as a percentage of license revenue was 5% for both 2007 and 2006 and 4% for 2005. The increase in cost of license revenue in 2007 and 2006 compared to the prior year is due primarily to higher amortization of purchased and capitalized software of approximately $1.7 million and $3.1 million, respectively, primarily attributable to acquisitions completed since the second half of 2005. Cost of license revenue as a percent of license revenue can vary depending on product mix sold and the effect of fixed and variable royalties and the level of amortization of acquired software intangible assets.

Cost of Service Revenue

Our cost of service revenue includes costs associated with training, customer support and consulting personnel, such as salaries and related costs; third-party subcontractor fees; costs associated with the release of maintenance updates (including related royalty costs); and facility costs. Cost of service revenue as a percentage of service revenue was 43% in 2007, 44% in 2006 and 40% in 2005. Service margins can vary based on the product mix sold in the period. Service margins in 2007 and 2006 were lower than in 2005 primarily due to the change in accounting for stock-based compensation described above and a higher percentage of consulting and training services revenue (which has a lower margin than maintenance revenue) relative to total service revenue. Service-related employee headcount decreased 3% and increased 27% at the end of 2007 and 2006, respectively, compared to the prior year. At the end of 2007, 2006 and 2005, services headcount was 1,256, 1,291 and 1,019, respectively. Year-end headcount for 2007 reflects employee terminations that occurred in the fourth quarter. Actual average headcount was approximately 11% higher in 2007 compared to 2006. Total salaries, commissions, benefits and travel costs were higher by an aggregate of approximately $9.7 million and $41.7 million in 2007 and 2006, respectively, compared to the prior year (including a decrease of $0.1 million and an increase of $4.9 million in 2007 and 2006, respectively, related to stock-based compensation). These costs were higher due to planned increases, including by acquisition, in our services delivery capacity and, in 2006, were higher due to higher commissions resulting from the increase in service revenue. The cost of third-party consulting services was $4.9 million and $14.7 million higher in 2007 and 2006, respectively, compared to the prior year periods, due to the use of such services in support of increases in consulting and training services revenue.

Sales and Marketing

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. Sales and marketing expenses as a percentage of total revenue were 31%, 32% and 35% in 2007, 2006 and 2005, respectively. Total sales and marketing employee headcount increased 2% and 5% at the end of 2007 and 2006, respectively, compared to the prior year. At the end of 2007, 2006 and 2005, sales and marketing headcount was 1,166, 1,145 and 1,087, respectively. Total salaries, commissions, benefits and travel costs were higher by an aggregate of approximately $13.5 million and $29.2 million in 2007 and 2006, respectively, compared to the prior year (including a decrease of $0.6 million and an increase of $4.5 million in 2007 and 2006, respectively, related to stock-based compensation). Sales and marketing costs were higher in 2007 and 2006 due to planned increases, including by acquisition, in headcount and higher commissions, due primarily to increased license and service revenue.

Research and Development

Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Major research and development activities include developing new releases of our software that work together in a more integrated fashion and that include functionality enhancements desired by our customers. We released Windchill 9.0 in the fourth quarter of 2007, we released Pro/ENGINEER Wildfire 3.0 in the second quarter of 2006 and we are planning to release the next version of Pro/ENGINEER Wildfire in 2008. Research and development expenses as a percentage of total revenue were 17% in each of 2007, 2006 and 2005. Research and development headcount increased 8% and 16% at the end of 2007 and 2006, respectively, compared to the prior year. At the end of 2007, 2006 and 2005, research and development headcount was 1,547, 1,437 and 1,242, respectively. Total salaries, benefits and travel costs were higher in 2007 and 2006 compared to the prior year by an aggregate of approximately $14.5 million and $24.2 million, respectively (including a decrease of $1.4 million and an increase of $4.8 million in 2007 and 2006, respectively, related to stock-based compensation).

General and Administrative

Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources, legal and administrative functions, as well as bad debt expense. General and administrative expenses also include costs associated with outside professional services, including accounting and legal fees. General and administrative expenses as a percentage of total revenue were 8% in 2007 and 9% in both 2006 and 2005. General and administrative headcount increased by 11% and 9% at the end of 2007 and 2006, respectively, compared to the prior year. At the end of 2007, 2006 and 2005, general and administrative headcount was 465, 420 and 385, respectively. Total salaries, benefits and travel costs were higher in 2007 and 2006 compared to the prior year by an aggregate of approximately $3.5 million and $12.6 million, respectively (including an increase of $0.3 million and $8.5 million for 2007 and 2006, respectively, related to stock-based compensation). Our general and administrative expenses in 2007 included costs for outside professional services incurred in connection with our corporate development initiatives, including $1.7 million related to potential acquisitions that did not close. Additionally, general and administrative expenses in 2007 included $1.1 million for professional fees incurred primarily in connection with our investigation into Toshiba orders described in “Restatement of Previously Issued Financial Results” in the front part of this section. Our general and administrative expenses in 2006 included costs for outside professional services totaling $2.5 million incurred in connection with our investigation in the Asia-Pacific region described in our 2005 Annual Report on Form 10-K and included a $2.3 million charge related to our settlement of litigation with Rand A. Technology, a former distributor of our products.

Amortization of Acquired Intangible Assets

The amortization of acquired intangible assets line item on our statement of operations reflects the amortization of non-product related intangible assets from acquisitions. Amortization of these acquisition-related intangible assets, which totaled $7.5 million, $6.1 million and $1.6 million in 2007, 2006 and 2005, respectively, primarily includes the amortization of customer-related intangibles. The increases in 2007 and 2006 compared to 2005 were due to amortization of intangible assets resulting from acquisitions completed in the second half of 2005, 2006 and 2007. We expect amortization of non-product related intangible assets from our completed acquisitions to total approximately $18 million in 2008.

Our acquisitions of NC Graphics, ITEDO and the assets of NetRegulus completed in 2007 resulted in an increase in acquired intangibles of $16.4 million and an increase in goodwill of $12.2 million. Acquired intangible assets consisted of $3.1 million of customer relationship intangibles, $13.1 million of purchased software, and $0.2 million of other intangibles, which are being amortized over estimated useful weighted average lives of 9 years, 5 years and 3 years, respectively.

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

In-process Research and Development

In the third quarter of 2007, we recorded a charge of $0.5 million for in-process research and development in connection with our acquisition of NC Graphics related to a project under development for which technological feasibility had not yet been established at the acquisition date and for which there was no alternative future use. The value of the purchased in-process research and development was determined using the residual income approach, which discounts expected future cash flows from projects under development to their net present value.

In the third quarter of 2006, we recorded a charge of $2.1 million for in-process research and development in connection with our acquisition of Mathsoft related to a project under development for which technological feasibility had not yet been established at the acquisition date and for which there was no alternative future use. The value of the purchased in-process research and development was determined using the residual income approach, which discounts expected future cash flows from projects under development to their net present value. The expected cost to complete was approximately $0.8 million at the acquisition date. This development project was completed in 2007.

In the fourth quarter of 2005, we recorded a charge of $0.7 million for in-process research and development related to two Arbortext projects under development for which technological feasibility had not yet been established at the acquisition date and for which there was no alternative future use. The value of the purchased in-process research and development was determined using the residual income approach, which discounts expected future cash flows from projects under development to their net present value. The expected cost to complete was approximately $2 million as of the acquisition date. These development projects were completed in 2006, as expected.

Restructuring and Other Charges (Credits)

In 2007, 2006 and 2005, we recorded restructuring and other charges (credits) of $15.3 million, $5.9 million and $(1.3) million, respectively, primarily associated with reductions in workforce and excess facility obligations to reduce our cost structure and to improve profitability. During those same periods, we made cash payments related to restructuring and other charges (including payments relating to restructuring and other charges recorded prior to 2004) of $14.7 million, $15.2 million and $10.8 million, respectively. Amounts not yet paid at September 30, 2007 relating to restructuring and other charges taken during the current and all prior periods were $23.3 million and primarily relate to excess facility obligations to be paid out through 2014. Of the total amount accrued at September 30, 2007, we expect to make cash disbursements within the next twelve months of approximately $14 million for restructuring charges incurred in 2007 and prior periods.

In the fourth quarter of 2007, we recorded a restructuring charge of $15.3 million. The restructuring charge included a $13.2 million charge for severance and related costs associated with 262 employees notified of termination during the quarter and $2.1 million related to excess facilities. The charges for excess facilities were primarily related to gross lease commitments in excess of estimated sublease income for excess facilities. We are also evaluating other cost savings opportunities including relocating functions and additional workforce to lower-cost locations. We expect that this process will result in additional restructuring costs totaling approximately $10 million in 2008.

In the third quarter of 2006, we recorded a net restructuring charge of $5.9 million. The net restructuring charge included $7.4 million of severance and related costs associated with the termination of 91 employees in the third quarter of 2006, partially offset by a credit of $1.5 million primarily related to a plan to reoccupy a portion of our headquarters facility that was previously vacated and had been included in restructuring costs in prior periods. The headquarters space was available for sublease and was being marketed, but is being reoccupied due to space requirements related to our acquisition of Mathsoft. As of September 30, 2007, substantially all of our remaining excess headquarters space had been sublet.

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

Interest Income

Interest income represents earnings on the investment of our available cash balances and totaled $9.9 million, $5.4 million and $6.9 million in 2007, 2006 and 2005, respectively. The increase in 2007 compared to 2006 was related primarily to higher average cash balances and higher interest rates. Interest income was lower in 2006 as compared to 2005 primarily due to lower average cash balances as a result of acquisitions completed in the second half of 2005 and the first nine months of 2006.

Other Expense, Net

Other expense, net includes costs of hedging contracts, certain realized and unrealized foreign currency transaction gains or losses, charges incurred in connection with financing customer contracts, write-downs of investments and foreign exchange gains or losses resulting from the required period-end currency remeasurement of the assets and liabilities of our subsidiaries that use the U.S. dollar as their functional currency. A large portion of our revenue and expenses is transacted in foreign currencies. To reduce our exposure to fluctuations in foreign exchange rates, we engage in hedging transactions involving the use of foreign currency forward contracts, primarily in Western European and Asian currencies. Other expense, net totaled $3.0 million, $1.7 million and $1.4 million in 2007, 2006 and 2005, respectively. The increase in other expense, net in 2007 was due primarily to higher foreign exchange losses and other expense of $0.7 million recorded in the second quarter of 2007 related to the settlement of a disputed obligation related to a previously divested business unit.

Income Taxes

Our income tax provision has fluctuated significantly in terms of amount and rate in each of the past three years, due primarily to the impact of discrete events, such as the release of a substantial portion of the U.S. valuation allowance and the settlements of tax audits, which created one-time income tax benefits. In 2007, our effective tax rate was a benefit of 44.1% on pre-tax income of $99.7 million compared to a provision of 19.1% in the 2006 on pre-tax income of $70.2 million and 6.8% in 2005 on pre-tax income of $78.6 million. The net tax benefit recorded in 2007 was principally due to a tax benefit of $58.9 million recorded upon our decision in the third quarter of 2007 to release a substantial portion of the valuation allowance recorded against net deferred tax assets in the U.S. and a foreign jurisdiction as well as a net tax benefit of $3.9 million recorded in the third quarter of 2007 from the favorable outcome of a tax refund claim in the U.S. In 2006, our effective tax rate of 19.1% was lower than the statutory federal income tax rate of 35% due primarily to a $6.1 million benefit recorded upon settlement of prior year tax audits in the U.S. (discussed below) as well as our use of net operating loss carryforwards (NOLs) to offset our 2006 U.S. taxable income, which reduced the valuation allowance we had previously recorded against those NOLs. In 2005, our effective tax rate of 6.8% was lower than the 35% statutory federal income tax rate due primarily to a tax benefit of $12.1 million arising from a reduction of our tax liabilities upon favorable resolution of tax audits in a foreign jurisdiction; the benefit of foreign taxes paid at a net effective tax rate lower than that in the U.S.; and the benefit from the reversal of $4.1 million of valuation allowances in certain foreign jurisdictions due to their consistent profitability. Excluding the effect of these one-time tax benefits, our income tax provisions in 2007, 2006 and 2005 consisted primarily of taxes owed in relation to the income generated by our foreign subsidiaries as well as withholding taxes that we incurred in the U.S. in connection with certain foreign operations. The tax provisions of those periods included only insignificant amounts in relation to the income that we generated in the U.S., due to our utilization of available net operating loss carryforwards that previously had been recorded in our balance sheet with a full valuation allowance.

As of the end of the second quarter of 2007, a full valuation allowance was recorded against our net deferred tax assets (consisting primarily of net operating loss carryforwards) in the U.S. and certain foreign jurisdictions. Based upon our operating results over recent years and through June 30, 2007, as well as an assessment of our expected future results of operations, during the third quarter of 2007, we determined that it had become more likely than not that we would realize a substantial portion of our net deferred tax assets in the U.S. and a foreign jurisdiction. As a result, during the third quarter, we released a total of $79.8 million of our valuation allowances. Of the $79.8 million valuation allowance release, $58.9 million was recorded as a one-time income tax benefit, $20.0 million was recorded as a reduction to goodwill recorded upon prior acquisitions, and $0.9 million was recorded as a decrease to accumulated other comprehensive loss within stockholders’ equity.

As of September 30, 2007, we have a remaining valuation allowance of $37.1 million against net deferred tax assets in the U.S. and a remaining valuation allowance of $39.4 million against net deferred tax assets in certain foreign jurisdictions. The valuation allowance recorded against net deferred tax assets in the U.S. consists of $27.7 million for foreign tax credits and $2.7 million for capital losses that we have determined are not more likely than not to be realized; $6.6 million for stock-based compensation deductions that will be credited to additional paid-in capital only when realized; and $0.1 million for certain state operating loss carryforwards that will likely expire without being utilized. The valuation allowance recorded against net deferred tax assets of certain foreign jurisdictions consists primarily of net operating loss carryforwards that will likely expire without being utilized.

In the normal course of business, PTC and its subsidiaries are examined by various taxing authorities, including the Internal Revenue Service (IRS) in the United States. We recorded a net tax benefit of $3.9 million in the third quarter of 2007 from the favorable outcome of a tax refund claim in the U.S. In the third quarter of 2006, we reached final agreement with the IRS and made federal income tax payments totaling $9.5 million for liabilities arising from our income tax returns for fiscal years 2001 and 2002. As a result of this final agreement and the tax payments made being less than the accrued income taxes that we had recorded for those years, we recorded an income tax benefit in the third quarter of 2006 of $6.1 million. In 2005, we recorded tax benefits of $12.1 million arising from the reduction of our tax liabilities upon the favorable resolution of foreign jurisdiction tax audits.

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

The accounting policies, methods and estimates used to prepare our financial statements are described generally in Note A of Notes to Consolidated Financial Statements. The most important critical accounting judgments and estimates that we made in preparing the financial statements involved:

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

We derive revenues from three primary sources: (1) software licenses, (2) maintenance services and (3) consulting and training services. Revenue by type for 2007, 2006 and 2005 was as follows:

	Year ended September 30,
	2007	2006	2005
		Restated	Restated
		Note B	Note B
	(in thousands)

License revenue	$296,125	$263,471	$207,222
Maintenance services revenue	408,412	369,186	340,403
Consulting and training services revenue	236,742	215,326	160,350

Total revenue	$941,279	$847,983	$707,975

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

Our software is distributed primarily through our direct sales force. In addition, we have an indirect distribution channel through alliances with resellers and, for our Mathsoft products, with distributors. Approximately 21% of our total revenue in 2007 was generated from our indirect distributor channel. Revenue arrangements with resellers are recognized on a sell-through basis; that is, when we receive persuasive evidence that the reseller has sold the products to an end-user customer. We do not offer contractual rights of return, stock balancing, or price protection to our resellers, and actual product returns from them have been insignificant to date. As a result, we do not maintain reserves for reseller product returns and related allowances. In contrast, revenue arrangements with distributors of our Mathsoft products have a contractual right to exchange product and are recognized on a sell-in basis; that is, when we ship the products to the distributor. As of September 30, 2007, the value of product inventory held by distributors and the accrual that we have recorded for estimated product returns were not material.

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

Valuation of Goodwill and Acquired Intangible Assets

Our net goodwill and acquired intangible assets totaled $325.1 million and $327.1 million as of September 30, 2007 and 2006, respectively. As described in Note N of “Notes to Consolidated Financial Statements”, we have two reporting units: (1) our software products segment, and (2) our services segment. As of September 30, 2007 and 2006, goodwill and acquired intangible assets in the aggregate attributable to our software products segment was $299.9 million and $300.9 million, respectively, and attributable to our services segment was $25.2 million and $26.2 million, respectively.

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

The goodwill impairment test prescribed by SFAS 142, Goodwill and Other Intangible Assets, requires us to identify reporting units and to determine estimates of the fair values of our reporting units as of the date we test for impairment. To conduct these tests of goodwill, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeded its fair value, we would record an impairment loss equal to the difference between the carrying value of goodwill and its fair value. We estimate the fair values of our reporting units using discounted cash flow valuation models. Those models require estimates of future revenues, profits, capital expenditures, working capital and discount rates for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. We conduct our annual impairment test of goodwill and indefinite lived assets as of the end of the third quarter of each fiscal year. We completed our annual impairment review as of the end of the third quarter of 2007 and concluded that no impairment charge was required as of that date.

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

As of the end of the second quarter of 2007, a full valuation allowance was recorded against our net deferred tax assets (consisting primarily of operating loss carryforwards) in the U.S. and certain foreign jurisdictions. Based upon our operating results over recent years and through June 30, 2007 as well as an assessment of our expected future results of operations, during the third quarter of 2007, we determined that it had become more likely than not that we will realize a substantial portion of our net deferred tax assets in the U.S. and a foreign jurisdiction. As a result, during the third quarter, we released a total of $79.8 million of our valuation allowances. Of the $79.8 million valuation allowance release, $58.9 million was recorded as a one-time income tax benefit, $20.0 million was recorded as a reduction to goodwill recorded upon prior acquisitions, and $0.9 million was recorded as a decrease to accumulated other comprehensive loss within stockholders’ equity.

As of September 30, 2007, we have a remaining valuation allowance of $76.5 million against net deferred tax assets. The valuation allowance includes $37.1 million in the U.S. against net deferred tax assets consisting primarily of foreign tax credits. The valuation allowance also includes $39.4 million recorded against net deferred tax assets in certain foreign jurisdictions consisting primarily of net operating loss carryforwards that will likely expire without being utilized.

Net deferred tax assets at September 30, 2007 were $97.3 million, comprised of deferred tax assets of $210.8 million, partially offset by deferred tax liabilities of $36.9 million and a valuation allowance of $76.5 million.

Accounting for Pensions

We sponsor a frozen pension plan covering mostly inactive participants in the United States. We make several assumptions that are used in calculating the expense and liability of the plans. These key assumptions include the expected long-term rate of return on plan assets and the discount rate. In selecting the expected long-term rate of return on assets, we consider the average future rate of earnings expected on the funds invested or to be invested to provide for the benefits under the pension plan. This includes considering the plan’s asset allocations and the expected returns likely to be earned over the life of this plan. The discount rate reflects the estimated rate at which an amount that is invested in a portfolio of high-quality debt instruments would provide the future cash flows necessary to pay benefits when they come due. In addition, our actuarial consultants determine the expense and liabilities of the plan using other assumptions for future experience, such as mortality rates. The actuarial assumptions used by us may differ materially from actual results due to changing market and economic conditions or longer or shorter life spans of the participants. Our actual results could differ materially from those we estimated, which could require us to record a greater amount of pension expense in future years. In determining our pension cost for 2007, 2006 and 2005, we used a discount rate of 5.75%, 5.5% and 6.0%, respectively, and an expected return on plan assets of 7.5% for each year.

Certain of our foreign subsidiaries also sponsor pension plans. Accounting and reporting for these plans requires the use of country-specific assumptions for discount rates and expected rates of return on assets. We apply a consistent methodology in determining the key assumptions that, in addition to future experience assumptions such as mortality rates, are used by our actuaries to determine our liability and expense for each of these plans. In determining our pension cost for 2007, 2006 and 2005, we used weighted average discount rates of 4.7%, 4.6% and 5.2%, respectively, and a weighted average expected return on plan assets of 3.8%, 3.9% and 4.3%, respectively.

The most sensitive assumptions used in calculating the expense and liability of our pension plans are the discount rate and the expected return on plan assets. A 50 basis point change to our discount rate and expected return on plan assets assumptions would not have changed our pension expense for the year ended September 30, 2007 by more than $1.2 million. A 50 basis point decrease in our discount rate assumptions would increase our accumulated and projected benefit obligation as of September 30, 2007 by approximately $13 million.

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

Allowance for Accounts and Other Receivables

Management judgment is required in assessing the collectibility of customer accounts and other receivables, for which we generally do not require collateral. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In determining the adequacy of the allowance for doubtful accounts, management specifically analyzes individual accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic conditions, accounts receivable aging trends and changes in our customer payment terms. Our customer base consists of large numbers of geographically diverse customers dispersed across many industries, and no individual customer comprised more than 10% of our net accounts receivable for any period presented. The following table summarizes our accounts receivable and related reserve balances at September 30, 2007 and 2006:

	September 30,
	2007	2006
	(Dollar amounts in thousands)

Gross accounts receivable	$220,970	$185,908
Allowances for doubtful accounts	(3,869)	(4,900)

Net accounts receivable	$217,101	$181,008

Accounts receivable reserves as a percentage of gross accounts receivable	1.8%	2.6%

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

Restructuring Charges

We periodically record restructuring charges resulting from restructuring our operations (including consolidations and/or relocations of operations), changes to our strategic plan, or managerial responses to declines in demand, increasing costs, or other environmental factors. The determination of restructuring charges requires management judgment and may include costs related to employee benefits, such as costs of severance and termination benefits, and estimates of costs for future lease commitments on excess facilities, net of estimated future sublease income. In determining the amount of the facilities charge, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates are reviewed quarterly based on known real estate market conditions and the credit-worthiness of subtenants, and may result in revisions to established facility reserves. We had accrued $16.9 million as of September 30, 2007 related to excess facilities (compared to $20.7 million at September 30, 2006), representing gross lease commitments with agreements expiring at various dates through 2014 of approximately $37.3 million, net of committed and estimated sublease income of approximately $20.1 million and a present value factor of $0.3 million. We have entered into signed sublease arrangements for approximately $17.9 million, with the remaining $2.2 million based on future estimated sublease arrangements. If our sublease assumptions prove to be inaccurate, we may need to make changes in these estimates that would affect our results of operations and potentially our financial condition.

Liquidity and Capital Resources

	September 30,
	2007	2006	2005
	(in thousands)

Cash and cash equivalents	$263,271	$183,448	$204,423

Activity for the year included the following:
Cash provided by operating activities	$127,374	$65,281	$130,168
Cash used by investing activities	(55,149)	(94,556)	(215,032)
Cash (used) provided by financing activities	(1,024)	6,427	(4,047)
Cash provided by operating activities included the following:
Cash disbursements for restructuring and other charges	(14,716)	(15,239)	(10,758)
Cash used by investing activities included the following:
Cash paid to acquire businesses, net of cash acquired	(27,120)	(75,084)	(198,897)
Cash (used) provided by financing activities included the following:
Common stock repurchases	(9,952)	—	—
Cash payments for stock option exchange	—	—	(12,733)

We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. The portfolio is invested in short-term instruments to ensure cash is available to meet requirements as needed.

Cash and cash equivalents

At September 30, 2007, cash and cash equivalents totaled $263.3 million, compared to $183.4 million at September 30, 2006 and $204.4 million at September 30, 2005. The increase in cash and cash equivalents in 2007 is due primarily to $127.4 million of cash provided by operations and $9.1 million of proceeds from the issuance of common stock (net of cash paid for withholding taxes in connection with settlement of restricted stock units) partially offset by $31.1 million paid for acquisitions, primarily ITEDO and NC Graphics, $24.1 million for additions to property and equipment and $10.0 million used to repurchase common stock. The decrease in cash and cash equivalents in 2006 was due primarily to acquisitions of businesses, which used cash of $75.1 million, and additions to property and equipment of $19.5 million, partially offset by $65.3 million of cash provided by operations and $7.8 million provided by net proceeds from the issuance of common stock under our employee stock plans.

Cash provided by operating activities

2007 compared to 2006

Cash provided by operating activities was $127.4 million in 2007, compared to $65.3 million in 2006. The increase in cash provided by operating activities was primarily due to:

•	higher profitability (income before income taxes increased $29.5 million to $99.7 million in 2007 from $70.2 million in 2006); and

•	lower net income tax payments of $17.8 million in 2007 (net of a U.S. federal refund received of $4.1 million) compared to $36.6 million in 2006 (including a U.S. federal payment made of $9.5 million, after reaching final agreement with the IRS regarding liabilities arising from our income tax returns for fiscal years 2001 and 2002).

Days sales outstanding (DSO) was 74 days as of September 30, 2007 compared to 67 days as of September 30, 2006. DSO at the end of 2007 was adversely affected by the timing of revenue recorded and the impact of extended payment term deals we offered to customers during 2007 and 2006. We offer these terms to some customers with established payment and credit histories.

We provided extended payment terms on internally financed transactions accounting for approximately $26 million and $51 million of revenue in 2007 and 2006, respectively. Other assets in the accompanying consolidated balance sheets include non-current receivables from customers related to extended payment term contracts totaling $25.3 million and $31.1 million at September 30, 2007 and 2006, respectively.

2006 compared to 2005

Cash provided by operating activities was $65.3 million in 2006, compared to $130.2 million in 2005. Cash provided by operating activities was lower primarily due to:

•	net income tax payments of $36.6 million in 2006 compared to net refunds of $23.9 million in 2005 (including a U.S. federal refund of $39.5 million); and

•	an increase in customer accounts receivable resulting from an increase in revenue and in the amount of accounts receivables for which customers have extended payment terms.

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

Cash used by investing activities

Cash used by investing activities was $55.1 million in 2007, $94.6 million in 2006 and $215.0 million in 2005. In 2007, 2006 and 2005, we had cash expenditures of $27.1 million, $75.1 million and $198.9 million, respectively, for business acquisitions, net of cash acquired. In 2007, we paid net of cash acquired, $6.7 million for NC Graphics, $16.6 million for ITEDO, $2.3 million for substantially all of the assets of NetRegulus and $1.5 million related to the acquisition of the Cadtrain assets. In 2006, we paid $64.4 million for Mathsoft, $9.9 million for the DENC and Cadtrain acquisitions and $0.8 million related to the Arbortext acquisition. In 2005, we acquired Arbortext for $191.7 million, net of cash acquired. Further, during the third quarter of 2007 we acquired the remaining equity interest in a controlled subsidiary for $4.0 million. Cash used for additions to property, equipment and intangible assets was $24.1 million, $19.5 million and $16.1 million in 2007, 2006 and 2005, respectively. Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements.

Cash (used) provided by financing activities

Cash (used) provided by financing activities was $(1.0) million in 2007, $6.4 million in 2006 and $(4.0) million in 2005. The increase in cash used by financing activities in 2007 was due primarily to the repurchase of 557,000 shares of common stock for approximately $10.0 million. The increase in cash provided by financing activities in 2006 compared to 2005 was primarily due to payments of $12.7 million in 2005 related to our stock option exchange described below. Cash proceeds from the issuance of our common stock under our stock plans were $15.6 million, $7.8 million and $10.2 million in 2007, 2006 and 2005, respectively. During 2007, 2006 and 2005 we used $6.5 million, $0.1 million and $2.3 million, respectively, to pay employee withholding taxes related to restricted stock units that vested during the period in lieu of issuing shares to employees with respect to those awards. Cash provided by financing activities in 2006 was net of $0.9 million of costs incurred to obtain our revolving credit facility described below.

Share Repurchase Authorization

In September 1998, our Board of Directors authorized the repurchase of up to 8.0 million shares of our common stock and in July 2000 increased the shares authorized for repurchase to 16.0 million. We had repurchased 12.5 million shares through the end of 2004 and did not repurchase any additional shares until the third quarter of 2007, when our Board of Directors authorized us to resume repurchases within established parameters. Those parameters permit us to use up to $40 million of cash from operations to repurchase our shares through May 15, 2008. In 2007, we repurchased 557,000 shares at a cost of $10.0 million. Since 1998, and through September 30, 2007, we repurchased, at a cost of $376.8 million, a total of 13.0 million shares of the 16.0 million shares authorized. We periodically consider repurchasing additional shares. If we were to repurchase additional shares, it would reduce our cash balances.

Stock Option Exchange

In 2005, we completed a shareholder-approved stock option exchange. Employees elected to exchange approximately 7.3 million stock options for an aggregate of $12.7 million in cash payments, which were made in 2005. Of this amount, $0.5 million was recorded as compensation expense and $12.2 million was recorded as a charge to additional paid-in capital in stockholders’ equity, in accordance with the provisions of SFAS 123(R).

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

On November 28, 2007, in connection with the planned closing of our acquisition of CoCreate, we borrowed approximately $220 million under the credit facility. We borrowed this amount in two parts. First, a $36 million tranche at an interest rate of 5.8125% per year, the accrued interest on which is due on February 28, 2008 and at which time the rate will be reset if the principal amount is not repaid. Second, a $184 million tranche at an interest rate of 5.4375% per year, the accrued interest on which is due on May 28, 2008 and at which time the rate will be reset if the principal amount is not repaid. The principal amounts borrowed are not due until February 10, 2011.

Interest rates under the credit facility range from 0.75% to 1.50% above the Eurodollar rate for Eurodollar-based borrowings or are at the defined base rate for base rate borrowings, in each case based upon our leverage ratio. In addition, we may borrow certain foreign currencies at the London interbank-offered interest rates for those currencies, with the same range above such rates based on our leverage ratio. A quarterly commitment fee based on the undrawn portion of the credit facility is required to be paid by us, ranging from 0.125% to 0.30% per year, depending upon our leverage ratio.

The credit facility limits our and our subsidiaries’ ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends and make other distributions; make investments and enter into joint ventures; dispose of assets; and engage in transactions with affiliates, except on an arms-length basis. Under the credit facility, we and our material domestic subsidiaries may not invest cash or property in, or loan cash to, our foreign subsidiaries in aggregate amounts exceeding $25 million for any purpose, except in connection with acquisitions of businesses, in which case the limit includes an additional $50 million. These limitations have been waived to permit the CoCreate acquisition. In addition, under the credit facility, we and our subsidiaries must maintain specified leverage and fixed-charge ratios. Any failure to comply with the financial or operating covenants of the credit facility would not only prevent us from being able to borrow additional funds, but would constitute a default, resulting in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. We were in compliance with all financial and operating covenants of the credit facility as of September 30, 2007.

Expectations for Fiscal 2008

We believe that existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements through at least the next twelve months.

During 2008, we expect to make cash disbursements estimated at $14 million for restructuring charges incurred in 2007 and prior periods. Capital expenditures for 2008 are currently anticipated to be approximately $25 million.

Although we expect positive operating cash flow in 2008, we expect our cash balance to decrease at the end of the first quarter, primarily due to our acquisition of LBS for approximately $16 million, which was completed in the first quarter of 2008, and our proposed acquisition of CoCreate for an aggregate purchase price of approximately $250 million, net of cash acquired and excluding transaction fees, which we expect to close in the first quarter of 2008, subject to satisfaction of customary closing conditions. We borrowed approximately $220 million under our revolving credit facility on November 28, 2007 to finance this acquisition, with the balance funded from our existing cash.

We have evaluated, and expect to continue to evaluate, possible strategic transactions on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible strategic transactions. Our cash position could be reduced and we may incur debt obligations to the extent we complete any significant transactions.

Contractual Obligations

We lease office facilities and certain equipment under operating leases that expire at various dates through 2014, including an operating lease agreement related to our headquarters office in Needham, Massachusetts entered into in 2000, which expires in December 2012, subject to certain renewal rights. These leases qualify for operating lease accounting treatment and, as such, are not included on our balance sheet. At September 30, 2007, our contractual obligations, including future minimum lease payments, net of sublease income, under noncancellable operating leases, are as follows:

	Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
	(in millions)

Capital lease obligations	$0.7	$0.5	$0.2	$—	$—
Operating leases(1)	127.6	36.5	52.3	33.6	5.2
Purchase obligations(2)	22.1	16.6	5.4	0.1	—
Pension liabilities(3)	38.3	4.3	8.7	5.7	19.6

Total	$188.7	$57.9	$66.6	$39.4	$24.8

(1)	The future minimum lease payments above include minimum future lease payments for excess facilities, net of expected sublease income under existing sublease arrangements. See Note H of “Notes to Consolidated Financial Statements.”

(2)	Purchase obligations represent minimum commitments due to third parties, including royalty contracts, research and development contracts, telecommunication contracts, information technology maintenance contracts in support of internal-use software and hardware and other marketing and consulting contracts. Contracts for which our commitment is variable based on volumes, with no fixed minimum quantities, and contracts that can be cancelled without payment penalties have been excluded. The purchase obligations included above are in addition to amounts included in current liabilities recorded on our September 30, 2007 consolidated balance sheet.

(3)	These obligations relate to our U.S. and international pension plans. These liabilities are not subject to fixed payment terms. Payments have been estimated based on the plans’ current funded status and actuarial assumptions. In addition, we may, at our discretion, make additional voluntary contributions to the plans. See Note M of “Notes to Consolidated Financial Statements” for further discussion.

As of September 30, 2007, we had letters of credit and bank guarantees outstanding of approximately $4.7 million (of which $1.4 million was collateralized), primarily related to the lease of our headquarters in Needham, Massachusetts.

In November 2007, we borrowed $220 million under our revolving credit facility to finance our acquisition of CoCreate.

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

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years, with early adoption permitted. We do not believe the adoption of SFAS 159 in fiscal 2009 will have a material effect on our consolidated financial position, results of operations or cash flows.

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

Our non-U.S. revenues generally are transacted through our non-U.S. subsidiaries and typically are denominated in their local currency. In addition, our non-U.S. expenses that are incurred by our non-U.S. subsidiaries typically are denominated in their local currency. Approximately 61%, 57% and 62% of our total revenue was from sales to customers outside of North America in 2007, 2006 and 2005, respectively. Approximately 46%, 42% and 45% of our total expenses were incurred by our subsidiaries domiciled outside of North America in 2007, 2006 and 2005, respectively.

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

Generally, we do not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized immediately in earnings. Because we enter into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Gains and losses on forward contracts and foreign denominated receivables and payables are included in other income (expense), net. As of September 30, 2007 and 2006, we had outstanding forward contracts with notional amounts equivalent to approximately $91.0 million ($40.5 million in Euros, $31.1 million in British Pounds, $7.1 million in Japanese Yen, $1.6 million in Korean Won and $10.7 million in other currencies) and $94.8 million ($32.6 million in Euros, $27.8 million in British Pounds, $20.7 million in Japanese Yen, $5.4 million in Korean Won and $8.3 million in other currencies), respectively.

We periodically use foreign currency option contracts to hedge specific forecasted net cash flow transactions that are derived from anticipated non-U.S. revenue. Foreign currency option contracts are designated as cash flow hedges for accounting purposes and changes in the fair value of the option contract are deferred in accumulated other comprehensive income and reclassified into earnings when the underlying forecasted transaction impacts earnings. As of September 30, 2007 and 2006, there were no foreign currency option contracts outstanding.

Cash and cash equivalents

As of September 30, 2007, cash equivalents were invested in highly liquid investments with maturities of three months or less when purchased. We invest our cash with highly rated financial institutions in North America, Europe and Asia-Pacific and in diversified domestic and international money market mutual funds. At September 30, 2007, we had cash and cash equivalents of $93.9 million in the United States, $99.0 million in Europe, $50.5 million in Japan and $19.9 million in other non-U.S. countries, principally in Asia-Pacific. Given the short maturities and investment grade quality of the portfolio holdings at September 30, 2007, a hypothetical 10% change in interest rates would not materially affect the fair value of our cash and cash equivalents.

Our invested cash is subject to interest rate fluctuations and, for non-U.S. operations, foreign currency risk. In a declining interest rate environment, we would experience a decrease in interest income. The opposite holds true in a rising interest rate environment. Over the past several years, the U.S. Federal Reserve Board, European Central Bank and Bank of England have changed certain benchmark interest rates, which have led to declines and increases in market interest rates. These changes in market interest rates have resulted in fluctuations in interest income earned on our cash and cash equivalents. Interest income will continue to fluctuate based on changes in market interest rates and levels of cash available for investment. Our consolidated cash balances were impacted favorably in 2007 and 2006 and unfavorably in 2005 by the strengthening and weakening, respectively, of foreign currencies relative to the U.S. dollar, particularly with respect to the Euro and the Japanese Yen.

ITEM 8.	Financial Statements and Supplementary Data

The consolidated financial statements and notes to the consolidated financial statements are attached as APPENDIX A below.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, we concluded that our disclosure controls and procedures were not effective as of September 30, 2007, at the reasonable assurance level, because of the material weakness noted in our accounting for income taxes described in Management’s Annual Report on Internal Control over Financial Reporting.

Notwithstanding the existence of the material weakness described below, we concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the interim and annual periods presented.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2007 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As of September 30, 2007, we identified a material weakness in our internal control over financial reporting because we did not maintain effective controls over the accounting for income taxes, including the determination and reporting of accrued income taxes, deferred taxes and the related income tax provision. Specifically, we did not have adequate personnel to enable us to properly consider and apply generally accepted accounting principles for taxes, review and monitor the accuracy and completeness of the components of the income tax provision calculations and the related deferred taxes and accrued income taxes, ensure that the rationale for certain tax positions was appropriate, and ensure that effective oversight of the work performed by our outside tax advisors was exercised. This material weakness resulted in the restatement of our unaudited interim consolidated financial statements for the third quarter of 2007. In addition, until remediated, this material weakness could result in a misstatement in the tax-related accounts described above that would result in a material misstatement to our interim or annual consolidated financial statements and disclosures that would not be prevented or detected.

As a result of the material weakness described above, our management has concluded that, as of September 30, 2007, our internal control over financial reporting was not effective.

The effectiveness of our internal control over financial reporting as of September 30, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears under Item 8.

Remediation Initiatives

Our management is in the process of actively addressing and remediating the material weakness in internal control over financial reporting described above. During 2008, we will undertake the following actions to remediate the material weakness identified:

•	Hire additional personnel and retain professional advisors trained and experienced in income tax accounting;

•	Re-evaluate the design of income tax accounting processes and controls and implement new and improved processes and controls, if warranted; and

•	Increase the level of review and discussion of significant tax matters and supporting documentation with senior finance management.

As part of our 2008 assessment of internal control over financial reporting, our management will conduct sufficient testing and evaluation of the controls to be implemented as part of this remediation plan to ascertain that they operate effectively.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Impact of the Revenue Restatement on Management’s Assessment of Internal Control over Financial Reporting

As described in Note B to our consolidated financial statements included in “Financial Statements and Supplementary Data” in Item 8, the Audit Committee of our Board of Directors concluded on October 29, 2007 that restatement of our previously issued financial statements was required for the effect of certain transactions involving Toshiba Corporation of Japan, for which we recorded revenue of approximately $41 million during fiscal 2001 through 2006. In this Form 10-K for fiscal 2007, we are restating our consolidated financial statements (and related disclosures) as of September 30, 2006 and for years ended September 30, 2006 and 2005.

In connection with our assessment of internal control over financial reporting and disclosure controls and procedures as of September 30, 2007, we considered the accounting error related to certain transactions involving Toshiba that resulted in the restatement and concluded that such accounting error is not indicative of the existence of a material weakness in our internal control over financial reporting as of September 30, 2007. The circumstances that gave rise to the accounting error involve arrangements established as early as 2001, and the employees associated with those arrangements have not been employed with us since 2004. In fiscal 2005 and since that time, we enhanced our internal control environment in connection with our initial and subsequent compliance with the provisions of the Sarbanes-Oxley Act of 2002. The enhancements to our control environment included providing revenue recognition and ethics training to our employees, including employees in the affected region, among other items. In addition, beginning in early fiscal 2007, we implemented additional order confirmation procedures with the customer in question to confirm the arrangement underlying any transactions completed in fiscal 2007. Finally, our Audit Committee has conducted an independent investigation to confirm that the error that resulted in the restatement did not impact any transactions other than those included in the restatement.

ITEM 9B.	Other Information

On November 28, 2007, we borrowed approximately $220 million under our revolving credit facility. A discussion of the terms and conditions of this borrowing and the revolving credit facility is contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — “Liquidity and Capital Resources” — “Credit Facility” of this Annual Report and incorporated herein by reference.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our directors and executive officers, including the qualifications of certain members of the Audit Committee of our Board of Directors, may be found in the sections captioned “Proposal 1: Elect Two Directors,” “Our Directors,” “The Committees of the Board,” “Certain Relationships” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in our 2008 Proxy Statement. We incorporate that information into this Item 10 by reference.

Our executive officers are:

Name	Age	Position

C. Richard Harrison	52	Chief Executive Officer and President
Barry F. Cohen	63	Executive Vice President, Strategic Services and Partners
Paul J. Cunningham	45	Executive Vice President, Worldwide Sales
Anthony DiBona	52	Executive Vice President, Global Maintenance Support
James E. Heppelmann	43	Executive Vice President and Chief Product Officer
Cornelius F. Moses	49	Executive Vice President and Chief Financial Officer
Aaron C. von Staats	41	Senior Vice President, General Counsel and Clerk

Mr. Harrison has been Chief Executive Officer and President of PTC since March 2000. Prior to that, Mr. Harrison served as President and Chief Operating Officer from August 1994 to February 2000.

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

Mr. Heppelmann has been Executive Vice President and Chief Product Officer since February 2003. Prior to that, Mr. Heppelmann served as Executive Vice President, Software Solutions and Chief Technology Officer from June 2001 to January 2003.

Mr. Moses joined PTC in June 2003 as our Executive Vice President, Chief Financial Officer and Treasurer and since March 2004 has been our Executive Vice President and Chief Financial Officer. Prior to joining PTC, Mr. Moses was Executive Vice President and Chief Financial Officer of Axcelis Technologies, Inc., a semiconductor equipment manufacturer, from October 2000 to June 2003.

Mr. von Staats has been Senior Vice President, General Counsel and Clerk since February 2003. Prior to that, he served as Vice President, North American Counsel from December 2001 through January 2003 and prior to that served as Regional Corporate Counsel, North America from June 1998 through November 2001.

Code of Business Conduct and Ethics

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

Information with respect to director and executive compensation may be found under the headings captioned “Director Compensation” and “Executive Compensation” appearing in our 2008 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership may be found under the heading captioned “Information About PTC Common Stock Ownership” of our 2008 Proxy Statement. Such information is incorporated herein by reference.

The following table sets forth information regarding our equity compensation plans as of September 30, 2007.

EQUITY COMPENSATION PLANS

	Number of securities to be		Weighted-average		Number of securities
	issued upon exercise of		exercise price of		remaining available for
	outstanding options,		outstanding options		future issuance under
Plan Category	warrants and rights		warrants and rights		equity compensation plans

Equity compensation plans approved by security holders:
2000 Equity Incentive Plan	6,777,357	(1)	$9.86	(2)	4,457,108
Terminated equity incentive plans	1,135,197		$30.05		—
2000 Employee Stock Purchase Plan(3)	—		—		2,908,672

Total	7,912,554	(1)	$13.93	(2)	7,365,780
Equity compensation plans not approved by security holders(4)	5,232,872	(5)	$16.13	(5)	—

Total	13,145,426	(1)(5)	$14.99	(2)(5)	7,365,780

(1)	Includes 2,277,816 shares of our common stock issuable upon vesting of outstanding restricted stock units granted under our 2000 Equity Incentive Plan (the “2000 EIP”).

(2)	The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock units, which have no exercise price.

(3)	As of mid-2005, we suspended offerings under the 2000 Employee Stock Purchase Plan.

(4)	Our 1997 Nonstatutory Stock Option Plan provided for the issuance of nonstatutory stock options only to employees and consultants who were not executive officers of PTC. No further grants may be made under that plan. The terms applicable to the grant of such options were substantially the same as those applicable to the grant of nonstatutory stock options under the 2000 EIP, as described in Footnote J to the financial statements.

(5)	Excludes 8,256 shares of our common stock issuable upon exercise of outstanding options assumed in connection with our mergers or other acquisition transactions; these options have a weighted-average exercise price of $0.33.

Non-Stockholder Approved Plan

PTC maintained the 1997 Non-Statutory Stock Option Plan until March 10, 2005, at which time, in connection with stockholder approval of certain amendments to the 2000 EIP, we terminated all future offerings under that plan.

Plans Assumed in Connection with a Merger or Other Acquisition Transaction

PTC has also assumed stock options under certain equity plans in connection with certain mergers and acquisitions. These plans are all inactive and no future options or other equity awards may be granted under them.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item may be found under the headings “Independence,” “Review of Transactions with Related Persons” and “Transactions with Related Persons” appearing in our 2008 Proxy Statement. Such information is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

Information with respect to this item may be found under the heading “Information About Our Independent Registered Public Accounting Firm” appearing in our 2008 Proxy Statement. Such information is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	Documents Filed as Part of Form 10-K

1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2007 and 2006	F-1
	Consolidated Statements of Operations for the years ended September 30, 2007, 2006 and 2005	F-2
	Consolidated Statements of Cash Flows for the years ended September 30, 2007, 2006 and 2005	F-3
	Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2007, 2006 and 2005	F-4
	Consolidated Statements of Comprehensive Income for the years ended September 30, 2007, 2006 and 2005	F-4
	Notes to Consolidated Financial Statements	F-5
	Report of Independent Registered Public Accounting Firm	F-51
2.	Financial Statement Schedules
Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.
3.	Exhibits
The list of exhibits in the Exhibit Index is incorporated herein by reference

(b)	Exhibits

We hereby file the exhibits listed in the attached Exhibit Index.

(c)	Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of November, 2007.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below, on the 28th day of November, 2007.

Signature	Title

(i) Principal Executive Officer:

/s/ C. Richard Harrison C. Richard Harrison	Chief Executive Officer and President

(ii) Principal Financial and Accounting Officer:

/s/ Cornelius F. Moses, III Cornelius F. Moses, III	Executive Vice President and Chief Financial Officer

(iii) Board of Directors:

/s/ Noel G. Posternak Noel G. Posternak	Chairman of the Board of Directors

/s/ C. Richard Harrison C. Richard Harrison	Director

/s/ Robert N. Goldman Robert N. Goldman	Director

/s/ Donald K. Grierson Donald K. Grierson	Director

/s/ Oscar B. Marx, III Oscar B. Marx, III	Director

/s/ Joseph M. O’Donnell Joseph M. O’Donnell	Director

/s/ Michael E. Porter Michael E. Porter	Director

EXHIBIT INDEX

Exhibit
Number			Exhibit

3	.1(a)	—	Restated Articles of Organization of Parametric Technology Corporation adopted February 4, 1993 (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1996 (File No. 0-18059) and incorporated herein by reference).
3	.1(b)	—	Articles of Amendment to Restated Articles of Organization adopted February 9, 1996 (filed as Exhibit 4.1(b) to our Registration Statement on Form S-8 (Registration No. 333-01297) and incorporated herein by reference).
3	.1(c)	—	Articles of Amendment to Restated Articles of Organization adopted February 13, 1997 (filed as Exhibit 4.1(b) to our Registration Statement on Form S-8 (Registration No. 333-22169) and incorporated herein by reference).
3	.1(d)	—	Articles of Amendment to Restated Articles of Organization adopted February 10, 2000 (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000 (File No. 0-18059) and incorporated herein by reference).
3	.1(e)	—	Certificate of Vote of Directors establishing Series A Junior Participating Preferred Stock (filed as Exhibit 3.1(e) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 0-18059) and incorporated herein by reference).
3	.1(f)	—	Articles of Amendment to Restated Articles of Organization adopted February 28, 2006 (filed as Exhibit 3.1(f) to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2006 (File No. 0-18059) and incorporated herein by reference).
3.2		—	By-Laws, as amended and restated, of Parametric Technology Corporation (filed as Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 0-18059) and incorporated herein by reference).
4.1		—	Rights Agreement effective as of January 5, 2001 between Parametric Technology Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 0-18059) and incorporated herein by reference).
10	.1.1*	—	Parametric Technology Corporation 2000 Equity Incentive Plan (filed as Exhibit 10.1.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 (File No. 0-18059) and incorporated herein by reference).
10	.1.2*	—	Form of Restricted Stock Agreement (Non-Employee Director) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005 (Filed No. 0-18059) and incorporated herein by reference).
10	.1.3*	—	Form of Restricted Stock Agreement (Employee) (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005 (Filed No. 0-18059) and incorporated herein by reference).
10	.1.4	—	Form of Restricted Stock Unit Certificate (U.S.) (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005 (Filed No. 0-18059) and incorporated herein by reference).
10	.1.5	—	Form of Restricted Stock Unit Certificate (Non-U.S.) (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005 (Filed No. 0-18059) and incorporated herein by reference).
10	.1.6*	—	Form of Incentive Stock Option Certificate (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005 (Filed No. 0-18059) and incorporated herein by reference).
10	.1.7*	—	Form of Nonstatutory Stock Option Certificate (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005 (Filed No. 0-18059) and incorporated herein by reference).
10	.1.8*	—	Form of Stock Appreciation Right Certificate (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005 (Filed No. 0-18059) and incorporated herein by reference).
10	.2*	—	Parametric Technology Corporation 1997 Incentive Stock Option Plan (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 0-18059) and incorporated herein by reference).
10	.3*	—	Amendment to Parametric Technology Corporation 1997 Incentive Stock Option Plan (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 (File No. 0-18059) and incorporated herein by reference).
10.4		—	Parametric Technology Corporation 1997 Nonstatutory Stock Option Plan (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 0-18059) and incorporated herein by reference).
10	.6*	—	Parametric Technology Corporation 1996 Directors Stock Option Plan, as amended (filed as Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1999 (File No. 0-18059) and incorporated herein by reference).
10	.7*	—	Computervision Corporation 1992 Stock Option Plan as amended September 15, 1994, April 18, 1995 and December 5, 1996 (filed as Exhibit 10.3 to the Annual Report on Form 10-K of Computervision Corporation for the fiscal year ended December 31, 1996 (File No. 1-7760/0-20290) and incorporated herein by reference).

Exhibit
Number

10	.8.1*	—	Executive Agreement with C. Richard Harrison, Chief Executive Officer, dated August 29, 2006 (filed as Exhibit 10.1 to our Current Report on Form 8-K dated August 29, 2006 (File No. 0-18059) and incorporated herein by reference).
10	.8.2*	—	First Amendment dated November 28, 2007 to Executive Agreement with C. Richard Harrison, Chief Executive Officer, dated August 29, 2006.
10	.9.1*	—	Form of Executive Agreement entered into with each of Mr. Moses, Mr. Cohen, Mr. Cunningham, Mr. Heppelmann, Mr. DiBona, and Mr. von Staats. (filed as Exhibit 10.2 to our Current Report on Form 8-K dated August 29, 2006 (File No. 0-18059) and incorporated herein by reference).
10	.9.2*	—	Form of First Amendment dated November 28, 2007 to Executive Agreement entered into with each of Mr. Moses, Mr. Cohen, Mr. Cunningham, Mr. Heppelmann, Mr. DiBona, and Mr. von Staats dated August 29, 2006.
10	.10*	—	Amended and Restated Consulting Agreement with Michael E. Porter dated July 28, 2005 (filed as Exhibit 1.1 to our Current Report on Form 8-K filed on July 29, 2005 (File No. 0-18059) and incorporated herein by reference).
10	.11*	—	PTC Executive Incentive Performance Plan (filed as Exhibit 10.22 to our Annual Report on Form 10-K for our fiscal year ended September 30, 2004 (File No. 0-18059) and incorporated herein by reference).
10	.12*	—	Director compensation information (filed as Exhibit 10 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 (File No. 0-18059) and incorporated herein by reference).
10	.13*	—	Compensatory arrangements with Executive Officers.
10.14		—	Lease dated December 14, 1999 by and between PTC and Boston Properties Limited Partnership (filed as Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 0-18059) and incorporated herein by reference).
10.15		—	Amended and Restated Lease Agreement dated as of January 1, 1995 between United Trust Fund Limited Partnership and Computervision Corporation (filed as Exhibit 10.20 to the Annual Report on Form 10-K of Computervision Corporation for the fiscal year ended December 31, 1995 (File No. 1-7760/0-20290) and incorporated herein by reference).
10.16		—	Credit Agreement dated February 21, 2006 by and among Parametric Technology Corporation, KeyBank National Association, Bank of America, N.A., Citizens Bank of Massachusetts, Sovereign Bank, Citicorp USA, Inc., JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2006 (File No 0-18059) and incorporated herein by reference).
21.1		—	Subsidiaries of Parametric Technology Corporation.
23.1		—	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.
31.1		—	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a).
31.2		—	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a).
32	**	—	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

*	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of PTC participates.

**	Indicates that the exhibit is being furnished with this report and is not filed as a part of it.

APPENDIX A

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,
	2007	2006
		Restated
		Note B

ASSETS
Current assets:
Cash and cash equivalents	$263,271	$183,448
Accounts receivable, net of allowance for doubtful accounts of $3,869 and $4,900 at September 30, 2007 and 2006, respectively	217,101	181,008
Prepaid expenses	23,972	20,495
Other current assets (Note A)	62,922	51,824
Deferred tax assets	27,365	1,341

Total current assets	594,631	438,116
Property and equipment, net	54,745	51,603
Goodwill	244,497	249,252
Acquired intangible assets, net	80,555	77,870
Deferred tax assets	69,969	9,148
Other assets	45,916	75,398

Total assets	$1,090,313	$901,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,715	$17,109
Accrued expenses and other current liabilities	55,138	52,128
Accrued compensation and benefits	80,595	72,632
Accrued income taxes	16,857	5,761
Customer advances (Note B)	40,297	39,475
Deferred revenue (Note A)	218,740	197,769

Total current liabilities	430,342	384,874
Other liabilities (Notes C and M)	57,040	97,413
Deferred revenue (Note A)	8,424	13,228
Commitments and contingencies (Note H)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 114,704 and 111,880 shares issued and outstanding at September 30, 2007 and 2006, respectively	1,147	1,119
Additional paid-in capital	1,759,459	1,723,570
Accumulated deficit	(1,132,565)	(1,276,221)
Accumulated other comprehensive loss	(33,534)	(42,596)

Total stockholders’ equity	594,507	405,872

Total liabilities and stockholders’ equity	$1,090,313	$901,387

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended September 30,
	2007	2006	2005
		Restated	Restated
		Note B	Note B

Revenue:
License	$296,125	$263,471	$207,222
Service	645,154	584,512	500,753

Total revenue	941,279	847,983	707,975

Costs and expenses:
Cost of license revenue	16,083	12,218	8,444
Cost of service revenue	274,727	257,522	199,798
Sales and marketing	292,215	273,018	243,758
Research and development	162,351	146,957	118,267
General and administrative	79,777	77,634	63,605
Amortization of acquired intangible assets (Note F)	7,467	6,074	1,638
In-process research and development	544	2,100	730
Restructuring and other charges (credits) (Note C)	15,347	5,947	(1,307)

Total costs and expenses	848,511	781,470	634,933

Operating income	92,768	66,513	73,042
Interest income	9,868	5,443	6,878
Other expense, net	(2,976)	(1,744)	(1,352)

Income before income taxes	99,660	70,212	78,568
Provision for (benefit from) income taxes	(43,996)	13,408	5,381

Net income	$143,656	$56,804	$73,187

Earnings per share—Basic (Note A)	$1.27	$0.52	$0.67
Earnings per share—Diluted (Note A)	$1.22	$0.50	$0.65
Weighted average shares outstanding—Basic	112,734	109,849	108,536
Weighted average shares outstanding—Diluted	117,494	113,382	111,981

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended September 30,
	2007	2006	2005
		Restated	Restated
		Note B	Note B

Cash flows from operating activities:
Net income	$143,656	$56,804	$73,187
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	36,445	38,207	15,466
Depreciation and amortization	39,199	33,887	25,881
Provision for loss on accounts receivable	1,916	1,525	1,624
Provision for (benefit from) deferred income taxes	(70,659)	(1,553)	(8,328)
In-process research and development	544	2,100	730
Other non-cash costs (credits), net	156	(64)	(266)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2,784)	(15,657)	(10,313)
Accounts payable and accrued expenses	(7,343)	(9,892)	(13,355)
Customer advances	232	7,685	15,534
Accrued compensation and benefits	3,787	2,547	7,349
Deferred revenue	(2,387)	3,655	6,711
Accrued income taxes, net of income tax receivable	9,987	(21,811)	29,809
Other current assets and prepaid expenses	(1,073)	3,215	2,616
Other noncurrent assets (Note A)	(22,853)	(38,164)	(15,909)
Other noncurrent liabilities	(1,449)	2,797	(568)

Net cash provided by operating activities	127,374	65,281	130,168

Cash flows from investing activities:
Additions to property and equipment	(24,057)	(19,472)	(14,958)
Additions to other intangible assets	—	—	(1,177)
Acquisitions of businesses, net of cash acquired	(27,120)	(75,084)	(198,897)
Acquisition of remaining equity interest in a controlled subsidiary	(3,972)	—	—

Net cash used by investing activities	(55,149)	(94,556)	(215,032)

Cash flows from financing activities:
Proceeds from issuance of common stock	15,649	7,831	10,162
Payments of withholding taxes in connection with settlement of restricted stock units	(6,533)	(117)	(2,323)
Repurchases of common stock	(9,952)	—	—
Payments to employees for stock option exchange	—	—	(12,733)
Credit facility origination costs	—	(897)	—
Tax benefit from stock-based awards	308	52	1,117
Payments of capital lease obligations	(496)	(442)	(270)

Net cash provided (used) by financing activities	(1,024)	6,427	(4,047)

Effect of exchange rate changes on cash and cash equivalents	8,622	1,873	(1,553)

Net increase (decrease) in cash and cash equivalents	79,823	(20,975)	(90,464)
Cash and cash equivalents, beginning of year	183,448	204,423	294,887

Cash and cash equivalents, end of year	$263,271	$183,448	$204,423

Supplemental disclosures of cash flow information:
Property and equipment acquired under capital leases	$—	$260	$1,521

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Restated (Note B)
(in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance as of October 1, 2004 (as previously reported)	107,804	$1,078	$1,664,038	$(1,387,150)	$(36,015)	$241,951
Restatement adjustments	—	—	2,280	(19,062)	(683)	(17,465)

Balance as of October 1, 2004 (Restated)	107,804	1,078	1,666,318	(1,406,212)	(36,698)	224,486
Common stock issued for employee stock-based awards	2,370	24	10,138	—	—	10,162
Shares surrendered by employees to pay taxes related to restricted stock units	(144)	(2)	(2,321)	—	—	(2,323)
Stock option exchange for cash	—	—	(12,246)	—	—	(12,246)
Compensation expense from stock-based awards	—	—	14,977	—	—	14,977
Tax benefit realized from stock-based awards	—	—	750	—	—	750
Net income	—	—	—	73,187	—	73,187
Foreign currency translation adjustment	—	—	—	—	(1,464)	(1,464)
Change in unrealized gain on investments	—	—	—	—	1,030	1,030
Minimum pension liability adjustment	—	—	—	—	(11,654)	(11,654)

Balance as of September 30, 2005 (Restated)	110,030	1,100	1,677,616	(1,333,025)	(48,786)	296,905
Common stock issued for employee stock-based awards	1,850	19	7,812	—	—	7,831
Shares surrendered by employees to pay taxes related to restricted stock units	—	—	(117)	—	—	(117)
Compensation expense from stock-based awards	—	—	38,207	—	—	38,207
Tax benefit realized from stock-based awards	—	—	52	—	—	52
Net income	—	—	—	56,804	—	56,804
Foreign currency translation adjustment	—	—	—	—	1,742	1,742
Change in unrealized gain on investments	—	—	—	—	(443)	(443)
Minimum pension liability adjustment	—	—	—	—	4,891	4,891

Balance as of September 30, 2006 (Restated)	111,880	1,119	1,723,570	(1,276,221)	(42,596)	405,872
Common stock issued for employee stock-based awards	3,725	37	15,612	—	—	15,649
Shares surrendered by employees to pay taxes related to restricted stock units	(344)	(3)	(6,530)	—	—	(6,533)
Compensation expense from stock-based awards	—	—	36,445	—	—	36,445
Tax benefit realized from stock-based awards	—	—	308	—	—	308
Net income	—	—	—	143,656	—	143,656
Repurchases of common stock	(557)	(6)	(9,946)	—	—	(9,952)
Foreign currency translation adjustment	—	—	—	—	5,997	5,997
Change in unrealized gain on investments	—	—	—	—	(680)	(680)
Minimum pension liability adjustment	—	—	—	—	3,745	3,745

Balance as of September 30, 2007	114,704	$1,147	$1,759,459	$(1,132,565)	$(33,534)	$594,507

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended September 30,
	2007	2006	2005
		Restated	Restated
		Note B	Note B

Comprehensive income:
Net income	$143,656	$56,804	$73,187

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0 for all periods	5,997	1,742	(1,464)
Change in unrealized gain on investment securities, net of tax of $0 for all periods	(680)	(443)	1,030
Minimum pension liability adjustment, net of tax of $1,947 for 2007 and $0 for 2006 and 2005	3,745	4,891	(11,654)

Other comprehensive income (loss)	9,062	6,190	(12,088)

Comprehensive income	$152,718	$62,994	$61,099

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Description of Business and Summary of Significant Accounting Policies

Business

Parametric Technology Corporation (PTC) was incorporated in 1985 and is headquartered in Needham, Massachusetts. PTC develops, markets and supports product lifecycle management (PLM) software solutions and related services that help companies improve their processes for developing physical and information products. Our solutions, which include a suite of mechanical computer-aided design and document authoring tools (our Desktop Solutions) and a range of Internet-based collaboration, content and process management, and publishing technologies (our Enterprise Solutions), enable companies to create digital product content as represented by product designs and component-based documents, collaborate globally on the development of content with cross-functional teams consisting of members within an organization and from the extended enterprise, control content and automate processes over the course of a product’s lifecycle, configure content to match products and services, and communicate relevant product information across the extended enterprise and to customers through multiple channels using dynamic publications. Our software solutions are complemented by our services and technical support organizations, as well as third-party resellers and other strategic partners, who provide training, consulting, ancillary product offerings, implementation and support to customers worldwide.

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

Revenue Recognition

We derive revenues from three primary sources: (1) software licenses, (2) maintenance services and (3) consulting and training services. Revenue by type for 2007, 2006 and 2005 was as follows:

	Year ended September 30,
	2007	2006	2005
		Restated	Restated
		Note B	Note B
		(in thousands)

License revenue	$296,125	$263,471	$207,222
Maintenance services revenue	408,412	369,186	340,403
Consulting and training services revenue	236,742	215,326	160,350

Total revenue	$941,279	$847,983	$707,975

While we apply the guidance of Statement of Position (SOP) No. 97-2, Software Revenue Recognition, and Statement of Position No. 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, both issued by the

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Our software is distributed primarily through our direct sales force. In addition, we have an indirect distribution channel through alliances with resellers and, for our Mathsoft products, with distributors. Revenue arrangements with resellers are recognized on a sell-through basis; that is, when we receive persuasive evidence that the reseller has sold the products to an end-user customer. We do not offer contractual rights of return, stock balancing, or price protection to our resellers, and actual product returns from them have been insignificant to date. As a result, we do not maintain reserves for reseller product returns and related allowances. In contrast, revenue arrangements with distributors of our Mathsoft products have a contractual right to exchange product and are recognized on a sell-in basis; that is, when we ship the products to the distributor. As of September 30, 2007, the value of product inventory held by distributors and the accrual that we have recorded for estimated product returns were not material.

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

Our software arrangements often include implementation and consulting services that are sold separately under consulting engagement contracts or as part of the software license arrangement. When we determine that such services are not essential to the functionality of the licensed software and qualify as “service transactions” under SOP 97-2, we record revenue separately for the license and service elements of these arrangements. Generally, we consider that a service is not essential to the functionality of the software based on various factors, including if the services may be provided by independent third parties experienced in providing such consulting and implementation in coordination with dedicated customer personnel. If an arrangement does not qualify for separate accounting of the license and service elements, then license revenue is recognized together with the consulting services using either the percentage-of-completion or completed-contract method of contract accounting. Contract accounting is also applied to any software arrangements that include customer-specific acceptance criteria or where the license payment is tied to the performance of consulting services. Under the percentage-of- completion method, we estimate the stage of completion of contracts with fixed or “not to exceed” fees based on hours or costs incurred to date as compared with estimated total project hours or costs at completion. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized upon completion of the contract. When total cost estimates exceed revenues, we accrue for the estimated losses when identified. The use of the percentage-of-completion method of accounting requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in salaries and other costs. When adjustments in estimated contract costs are determined, such revisions may have the effect of adjusting, in the current period, the earnings applicable to performance in prior periods.

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

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Deferred Revenue

Deferred revenue primarily relates to software maintenance agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and, if not yet paid, the related amount is included in other current assets. Billed but uncollected maintenance-related amounts included in other current assets at September 30, 2007 and 2006 were $59.9 million and $50.0 million, respectively. Deferred revenue consisted of the following:

	September 30,
	2007	2006
	(in thousands)

Deferred maintenance revenue	$196,881	$180,088
Deferred other service revenue	22,394	22,956
Deferred license revenue	7,889	7,953

Total deferred revenue	$227,164	$210,997

Cash, Cash Equivalents and Marketable Investments

Our cash equivalents, short-term investments, and marketable investments are invested in debt instruments of financial institutions, government entities and corporations and in mutual funds. We have established guidelines relative to credit ratings, diversification and maturities that are intended to maintain safety and liquidity. Cash equivalents include highly liquid investments with maturity periods of three months or less when purchased. Short-term investments include those investments with maturities in excess of three months but less than one year. Marketable investments are those with maturities in excess of one year. At September 30, 2007 and 2006, marketable investments were $0.1 million and $1.1 million, respectively, which we included in other assets on the consolidated balance sheets.

Our cash equivalents, short-term investments and marketable investments are classified as available for sale and reported at fair value, with unrealized gains and losses included in the accumulated other comprehensive income (loss) component of stockholders’ equity and amortization or accretion of premium or discount included in interest income.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk and Fair Value of Financial Instruments

The amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short maturities. Financial instruments that potentially subject us to concentration of credit risk consist primarily of investments, trade accounts receivable and foreign currency derivative instruments. Our cash, cash equivalents, investments and foreign currency derivatives are placed with financial institutions with high credit standings. Our credit risk for derivatives is also mitigated due to the short-term nature of the contracts. Our customer base consists of large numbers of geographically diverse customers dispersed across many industries, and no individual customer comprised more than 10% of our net trade accounts receivable as of September 30, 2007 or 2006.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In determining the adequacy of the allowance for doubtful accounts, management specifically analyzes individual accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic conditions, accounts receivable aging trends and changes in our customer payment terms. Our allowance for doubtful accounts on trade accounts receivable was $3.9 million as of September 30, 2007, $4.9 million as of September 30, 2006, $5.7 million as of September 30, 2005 and $6.3 million as of September 30, 2004. Uncollectible trade accounts receivable written-off, net of recoveries, were $2.9 million, $2.3 million and $2.2 million for 2007, 2006 and 2005, respectively. Provisions for bad debt expense were $1.9 million, $1.5 million and $1.6 million in 2007, 2006 and 2005, respectively.

Transfers of Financial Assets

We offer our customers the option to purchase software and services through payment plans. Other assets in the accompanying consolidated balance sheets include non-current receivables from customers related to extended payment term contracts totaling $25.3 million and $31.1 million at September 30, 2007 and 2006, respectively. We occasionally transfer future payments under certain of these contracts to third-party financial institutions on a non-recourse basis. We record such transfers as sales of the related accounts receivable when we surrender control of such receivables under the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

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

As of September 30, 2007 and 2006, we had outstanding forward contracts with notional amounts equivalent to $91.0 million ($40.5 million in Euros, $31.1 million in British Pounds, $7.1 million in Japanese Yen, $1.6 million in Korean Won and

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$10.7 million in other currencies) and $94.8 million ($32.6 million in Euros, $27.8 million in British Pounds, $20.7 million in Japanese Yen, $5.4 million in Korean Won and $8.3 million in other currencies), respectively.

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

Computer Software Costs

We incur costs to develop computer software to be licensed or otherwise marketed to customers. Research and development costs are expensed as incurred, except for costs of internally developed or externally purchased software that qualify for capitalization. Software development costs incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized and, upon general release, are amortized using the straight-line method over the expected life of the related products. The straight-line method approximates the same amount of expense as that calculated using the ratio that current period gross product revenues bear to total anticipated gross product revenues. No computer software costs were capitalized in 2007 or 2006. Computer software costs capitalized in 2005 totaled $1.2 million. In addition, as described in Note E, $13.1 million, $10.7 million and $13.7 million of software was capitalized in connection with our acquisitions of businesses in 2007, 2006 and 2005, respectively.

Goodwill, Acquired Intangible Assets and Long-lived Assets

Goodwill is the amount by which the cost of acquired net assets in a business acquisition exceeded the fair values of net identifiable assets on the date of our purchase.

Intangible assets with indefinite useful lives, including goodwill, are evaluated for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Factors we consider important, on an overall company basis and reportable-segment basis, when applicable, that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period and a reduction of our market capitalization relative to net book value. To conduct these tests of goodwill and indefinite-lived intangible assets, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. We estimate the fair values of our reporting units using discounted cash flow valuation models.

Long-lived assets primarily include property and equipment and intangible assets with finite lives (purchased software, capitalized software, customer lists and certain trademarks). Purchased software is amortized over 1 to 7 years, capitalized software is amortized over 3 years, customer lists are amortized over 2 to 10 years and trademarks are amortized over 1 to 5 years. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis.

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expenses incurred were $2.7 million, $2.3 million and $2.7 million in 2007, 2006 and 2005, respectively.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss), which includes foreign currency translation adjustments, minimum pension liability adjustments, and changes in unrealized gains and losses on investment securities. For the purposes of comprehensive income disclosures, we do not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as we intend to permanently reinvest undistributed earnings of our foreign subsidiaries. Accumulated other comprehensive income (loss) is reported as a component of stockholders’ equity and as of September 30, 2007 and 2006 was comprised of cumulative translation adjustment gains of $9.3 million and $3.3 million, respectively, minimum pension liability of $(42.8) million and $(46.6) million, respectively, and net unrealized gains (losses) on investment securities of $0 and $0.7 million, respectively.

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

	Year ended September 30,
	2007	2006	2005
		Restated	Restated
		Note B	Note B
	(in thousands, except per share)

Net income	$143,656	$56,804	$73,187

Weighted average shares outstanding	112,734	109,849	108,536
Dilutive effect of employee stock options, restricted shares and restricted stock units	4,760	3,533	3,445

Diluted weighted average shares outstanding	117,494	113,382	111,981

Basic earnings per share	$1.27	$0.52	$0.67
Diluted earnings per share	$1.22	$0.50	$0.65

Stock options to purchase 3.5 million, 4.3 million and 14.8 million shares for 2007, 2006 and 2005, respectively, had exercise prices per share that were greater than the average market price of our common stock for those periods. These shares were excluded from the computation of diluted EPS as the effect would have been anti-dilutive. Beginning in the fourth quarter of fiscal 2005 upon our adoption of SFAS 123(R), the treasury stock method included consideration of unrecognized compensation expense and any tax benefits as additional proceeds.

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

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We adopted SFAS 123(R) on July 3, 2005, effective with the beginning of our fourth quarter of 2005. We elected to adopt the modified prospective application method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the periods prior to adoption presented in this Form 10-K were not restated to reflect the fair value method of expensing prescribed by SFAS 123(R).

Prior to July 3, 2005, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, (APB No. 25) and related interpretations. Under APB No. 25, no compensation cost is recognized when the option price is equal to the market price of the underlying stock on the date of grant. As permitted by APB No. 25, prior to July 3, 2005, we generally did not recognize compensation expense in connection with stock option grants to employees, directors and officers under our plans. However, we did recognize compensation expense of $0.3 million in 2005 in connection with a restricted stock grant to an executive officer of the company in May 2002.

The fair value of restricted shares and restricted stock units granted in 2007, 2006 and 2005 was based on the fair market value of our stock on the date of grant. The weighted average fair value of restricted shares and restricted stock units granted in 2007, 2006 and 2005 was $18.55, $15.45 and $15.88, respectively. Pre-vesting forfeiture rates for purposes of determining stock-based compensation for 2007, 2006 and 2005 were estimated by us to be 0% for all periods for directors and executive officers, 4%, 6% and 3%, respectively, for vice president-level employees and 7%, 6% and 6%, respectively, for all other employees.

The following table shows total stock-based compensation expense recorded from our stock-based awards and our 2005 stock option exchange (see Note K for a description of the types of stock-based awards and the stock option exchange) as reflected in our consolidated statements of operations:

	Year ended September 30,
	2007	2006	2005
		Restated
		Note B
	(in thousands)

Cost of license revenue	$138	$122	$61
Cost of service revenue	7,412	7,539	2,644
Sales and marketing	8,984	9,526	5,113
Research and development	7,205	8,636	3,723
General and administrative	12,706	12,384	3,925

Total stock-based compensation expense	$36,445	$38,207	$15,466

The tax benefit recognized in the consolidated statement of operations related to stock-based compensation totaled $31.1 million, $0.4 million and $0.2 million in 2007, 2006 and 2005, respectively. The 2007 tax benefit related to stock-based compensation includes $17.8 million related to prior years recognized upon release of the valuation allowance in 2007 for the U.S. and certain foreign jurisdictions as described in Note G.

As of September 30, 2007 and 2006, total unrecognized compensation cost related to unvested awards expected to vest, including stock options, restricted shares and restricted stock units, was approximately $37.3 million and $41.5 million, respectively. As of September 30, 2007 and 2006, the weighted average remaining recognition period for unvested awards was 17 months and 10 months, respectively.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS 123 to all stock-based awards to employees.

2005
Restated
Note B

Net income	$73,187
Stock-based compensation cost included in reported net income, net of tax of $367	15,099
Stock-based compensation expense determined under fair value based method, net of tax of $367	(34,762)

Pro forma net income	$53,524

Earnings per share:
Basic—as reported	$0.67
Diluted—as reported	$0.65
Basic—pro forma	$0.49
Diluted—pro forma	$0.48

The illustrative disclosures above include the amortization of the fair value of options over their vesting schedules. The pro forma net income for 2005 includes an income tax valuation allowance fully offsetting any income tax benefit related to the pro forma stock-based employee compensation expense for those periods, except for a $0.4 million tax benefit in 2005 related to certain profitable foreign jurisdictions.

No stock options were granted during 2007, 2006 or 2005, and no shares were issued under the employee stock purchase plan in 2007 or 2006. The fair value of employee stock purchase plan shares granted in 2005 was estimated at the date of grant using the Black-Scholes option-pricing model assuming the following weighted-average assumptions:

2005

Expected life for employee stock purchase plan shares (months)	6.0
Risk-free interest rates for employee stock purchase plan shares	1.6%
Volatility	65%
Dividend yield	—

The weighted average fair value of shares issued under the employee stock purchase plan was $3.80 in 2005.

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

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years, with early adoption permitted. We do not believe the adoption of SFAS 159 will have a material effect on our consolidated financial position, results of operations or cash flows.

B.	Restatement of Consolidated Financial Statements

In this Annual Report on Form 10-K for fiscal 2007, we are restating our consolidated balance sheet as of September 30, 2006 and our related Consolidated Statements of Operations, Comprehensive Income, Cash Flows and Stockholders’ Equity for years ended September 30, 2006 and 2005 as well as all related footnotes.

As a result of an independent investigation led by the Audit Committee of our Board of Directors, the Audit Committee concluded on October 29, 2007 that we would need to restate our previously issued financial statements for the effect of certain transactions involving Toshiba Corporation of Japan (“Toshiba”), for which we recorded revenue of approximately $41 million during fiscal 2001 through 2006. Based on its investigation, the Audit Committee concluded that the understanding of the arrangement was not fully reflected in the order paperwork for these transactions because there were additional circumstances known or knowable by one or more of our personnel in Japan. That condition required us to change our conclusion that the transactions met the revenue recognition criteria of Statement of Position 97-2, Software Revenue Recognition.

The results of the investigation indicate that during the period 2001 to 2006, an employee of Toshiba Corporation initiated purchases of both software and services from our subsidiary in Japan, PTC Japan K.K. (“PTC Japan”). Many of these purchases were completed through a third party trading company that procured the software and services on Toshiba’s behalf. The transactions were supported by orders that were signed by employees of Toshiba and the third party trading company. PTC Japan delivered the items for which revenue was recorded and was paid for the orders in question. The Toshiba employee also allegedly entered into a series of financing agreements with third party leasing companies, including GE Capital Leasing Corporation of Japan (“GECL”), in the name of Toshiba to fund various purchases. As part of those transactions, the leasing companies allegedly entered into transactions with various third party trading companies to procure the purchased items on behalf of Toshiba. We were not a party to those financing agreements. Toshiba has disclaimed responsibility for repayment of these financed amounts and has alleged that the Toshiba employee who entered into the financing agreements was not authorized to do so and that Toshiba did not receive delivery of the items so financed.

Recently, the Toshiba employee involved in the transactions was arrested and charged with defrauding certain of the leasing companies. Among the allegations against him are that he forged contracts in the name of Toshiba. In addition, three individuals—each employed by a different trading company involved in the transactions—have been arrested for alleged involvement in a scheme to defraud the leasing companies. According to published news reports, the Toshiba employee and these other individuals are suspected of diverting some of the proceeds of the financings to a bank account controlled by one or more of them. Following these arrests, it was reported on October 23, 2007 that two former employees of PTC Japan were arrested on suspicion of demanding “hush money” from one of the participants in the fraudulent scheme. The press accounts indicate that the former PTC Japan employees—who left employment with PTC Japan in 2003 and 2004, respectively—were no longer working at PTC Japan at the time of the alleged demands. According to the press accounts, these individuals have not been charged with participating in the alleged underlying fraud.

To effect the restatement of revenue associated with the transactions placed by the Toshiba employee (the “Revenue Adjustment”), we reduced previously recorded revenue by $7.7 million in fiscal 2006, $15.5 million in fiscal 2005, $8.5 million

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in fiscal 2004, $2.1 million in fiscal 2003 and $7.1 million in prior years, and recorded related income tax effects. We did not make any adjustments to the costs incurred in connection with these transactions due to the uncertainty regarding our ultimate ability to retain the advances received for these transactions and our belief that all such costs are unrecoverable. Upon restatement, the revenue reversed from those prior periods was deferred and classified as Customer Advances in our consolidated balance sheets. That liability (which totaled $40.3 million and $39.5 million at September 30, 2007 and 2006, respectively, after the effects of foreign currency movements) will remain recorded until the rights and obligations of the several companies connected with the Toshiba transactions are resolved. To the extent that matters are resolved in our favor, we will reduce Customer Advances and record revenue or other income at that time.

Our restatement of prior period financial statements also includes adjustments for other previously identified errors that we had corrected in the periods they became known to us rather than in the periods in which they originated because we believed that the amounts of such errors, individually and in the aggregate, were not material to our financial statements for the affected periods. In this restatement, we have now recorded those corrections in the periods in which each error originated. Such adjustments (the “Other Adjustments”), which have been tax effected, primarily relate to (i) recording stock-based compensation expense due to the timing of approvals for certain stock options we granted, (ii) deferring or reversing revenue for certain customer orders in the Asia-Pacific region, and (iii) reversing an income tax reserve that was unwarranted when established. We also revised our disclosure of certain prior year deferred tax asset balances to present them on a gross basis rather than on a basis which is net of their related valuation allowances.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the effect of the restatement adjustments by financial statement line item for our Consolidated Balance Sheet as of September 30, 2006 and our Consolidated Statements of Operations, Cash Flows, and Comprehensive Income for the years ended September 30, 2006 and 2005.

	September 30, 2006
		Revenue	Other
Consolidated Balance Sheet	As Reported	Adjustment	Adjustments(a)	Restated
	(in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$183,448	$—	$—	$183,448
Accounts receivable	181,008	—	—	181,008
Prepaid expenses	20,495	—	—	20,495
Other current assets	51,824	—	—	51,824
Deferred tax assets	1,341	—	—	1,341

Total current assets	438,116	—	—	438,116
Property and equipment, net	51,603	—	—	51,603
Goodwill	249,252	—	—	249,252
Acquired intangible assets, net	77,870	—	—	77,870
Deferred tax assets	3,205	5,943	—	9,148
Other assets	75,398	—	—	75,398

Total assets	$895,444	$5,943	$—	$901,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,109	$—	$—	$17,109
Accrued expenses and other current liabilities	52,128	—	—	52,128
Accrued compensation and benefits	72,632	—	—	72,632
Accrued income taxes	7,066	—	(1,305)	5,761
Customer advances	—	39,475	—	39,475
Deferred revenue	197,769	—	—	197,769

Total current liabilities	346,704	39,475	(1,305)	384,874
Other liabilities	97,413	—	—	97,413
Deferred revenue	13,228	—	—	13,228
Stockholders’ equity:
Common stock	1,119	—	—	1,119
Additional paid-in capital	1,723,570	—	—	1,723,570
Accumulated deficit	(1,242,692)	(34,834)	1,305	(1,276,221)
Accumulated other comprehensive loss	(43,898)	1,302	—	(42,596)

Total stockholders’ equity	438,099	(33,532)	1,305	405,872

Total liabilities and stockholders’ equity	$895,444	$5,943	$—	$901,387

(a)	Consists of the effect of the correction we made in 2007 to reverse an income tax reserve that was unwarranted when established in 2004.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended September 30, 2006
		Revenue	Other
Consolidated Statement of Operations	As Reported	Adjustment	Adjustments(b)	Restated
	(in thousands, except per share data)

Revenue:
License	$263,460	$(442)	$453	$263,471
Service	591,458	(7,243)	297	584,512

Total revenue	854,918	(7,685)	750	847,983

Costs and expenses:
Cost of license revenue	12,218	—	—	12,218
Cost of service revenue	257,415	—	107	257,522
Sales and marketing	274,287	—	(1,269)	273,018
Research and development	147,338	—	(381)	146,957
General and administrative	77,813	—	(179)	77,634
Amortization of acquired intangible assets	6,074	—	—	6,074
In-process research and development	2,100	—	—	2,100
Restructuring and other charges	5,947	—	—	5,947

Total costs and expenses	783,192	—	(1,722)	781,470

Operating income (loss)	71,726	(7,685)	2,472	66,513
Other income (expense), net	3,699	—	—	3,699

Income (loss) before income taxes	75,425	(7,685)	2,472	70,212
Provision for (benefit from) income taxes	14,559	(1,151)	—	13,408

Net income (loss)	$60,866	$(6,534)	$2,472	$56,804

Earnings per share—Basic	$0.55			$0.52
Earnings per share—Diluted	$0.54			$0.50

(b)	Consists of (i) the reversal of the correction we made in 2006 of $2.3 million to recognize stock-based compensation due to the timing of approvals for certain stock options that we granted in 2002 and prior years and (ii) the reversal of the corrections we made in 2006 of $0.8 million for revenue erroneously recorded from 2002 to 2004 in the Asia-Pacific region as well as the reversal of related legal reserves recorded in 2004, net of the related income tax effects of these three items, which was $0 because of our full valuation allowance against net deferred tax assets.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended September 30, 2005
		Revenue	Other
Consolidated Statement of Operations	As Reported	Adjustment	Adjustments(c)	Restated
	(in thousands, except per share data)

Revenue:
License	$209,717	$(4,962)	$2,467	$207,222
Service	511,002	(10,572)	323	500,753

Total revenue	720,719	(15,534)	2,790	707,975

Costs and expenses:
Cost of license revenue	8,444	—	—	8,444
Cost of service revenue	199,798	—	—	199,798
Sales and marketing	243,758	—	—	243,758
Research and development	118,267	—	—	118,267
General and administrative	63,605	—	—	63,605
Amortization of acquired intangible assets	1,638	—	—	1,638
In-process research and development	730	—	—	730
Restructuring and other charges	(1,307)	—	—	(1,307)

Total costs and expenses	634,933	—	—	634,933

Operating income (loss)	85,786	(15,534)	2,790	73,042
Other income (expense), net	5,526	—	—	5,526

Income (loss) before income taxes	91,312	(15,534)	2,790	78,568
Provision for (benefit from) income taxes	7,720	(2,339)	—	5,381

Net income (loss)	$83,592	$(13,195)	$2,790	$73,187

Earnings per share—Basic	$0.77			$0.67
Earnings per share—Diluted	$0.75			$0.65

(c)	Consists of the reversal of the corrections we made in 2005 of $2.8 million for revenue erroneously recorded from 2001 to 2004 in the Asia-Pacific region, net of their related income tax effects, which was $0 because of our full valuation allowance against net deferred tax assets.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended September 30, 2006
		Revenue	Other
Condensed Consolidated Statement of Cash Flows	As Reported	Adjustment	Adjustments	Restated
		(in thousands)

Cash flows from operating activities:
Net income (loss)	$60,866	$(6,534)	$2,472	$56,804
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	40,487	—	(2,280)	38,207
Depreciation and amortization	33,887	—	—	33,887
Provision for loss on accounts receivable	1,525	—	—	1,525
Provision for (benefit from) deferred income taxes	(402)	(1,151)	—	(1,553)
In-process research and development	2,100	—	—	2,100
Other non-cash costs (credits), net	(64)	—	—	(64)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(15,657)	—	—	(15,657)
Accounts payable and accrued expenses	(10,450)	—	558	(9,892)
Customer advances	—	7,685	—	7,685
Accrued compensation and benefits	2,547	—	—	2,547
Deferred revenue	4,405	—	(750)	3,655
Accrued income taxes, net of income tax receivable	(21,811)	—	—	(21,811)
Other current assets and prepaid expense	3,215	—	—	3,215
Other noncurrent assets	(38,164)	—	—	(38,164)
Other noncurrent liabilities	2,797	—	—	2,797

Net cash provided by operating activities	65,281	—	—	65,281
Net cash used by investing activities	(94,556)	—	—	(94,556)
Net cash provided by financing activities	6,427	—	—	6,427
Effect of exchange rate changes on cash and cash equivalents	1,873	—	—	1,873

Net decrease in cash and cash equivalents	(20,975)	—	—	(20,975)
Cash and cash equivalents, beginning of year	204,423	—	—	204,423

Cash and cash equivalents, end of year	$183,448	$—	$—	$183,448

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended September 30, 2005
		Revenue	Other
Condensed Consolidated Statement of Cash Flows	As Reported	Adjustment	Adjustments	Restated
		(in thousands)

Cash flows from operating activities:
Net income (loss)	$83,592	$(13,195)	$2,790	$73,187
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	15,466	—	—	15,466
Depreciation and amortization	25,881	—	—	25,881
Provision for loss on accounts receivable	1,624	—	—	1,624
Provision for (benefit from) deferred income taxes	(5,989)	(2,339)	—	(8,328)
In-process research and development	730	—	—	730
Other non-cash costs (credits), net	(266)	—	—	(266)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(10,313)	—	—	(10,313)
Accounts payable and accrued expenses	(13,355)	—	—	(13,355)
Customer advances	—	15,534	—	15,534
Accrued compensation and benefits	7,349	—	—	7,349
Deferred revenue	9,501	—	(2,790)	6,711
Accrued income taxes, net of income tax receivable	29,809	—	—	29,809
Other current assets and prepaid expense	2,616	—	—	2,616
Other noncurrent assets	(15,909)	—	—	(15,909)
Other noncurrent liabilities	(568)	—	—	(568)

Net cash provided by operating activities	130,168	—	—	130,168
Net cash used by investing activities	(215,032)	—	—	(215,032)
Net cash used by financing activities	(4,047)	—	—	(4,047)
Effect of exchange rate changes on cash and cash equivalents	(1,553)	—	—	(1,553)

Net decrease in cash and cash equivalents	(90,464)	—	—	(90,464)
Cash and cash equivalents, beginning of year	294,887	—	—	294,887

Cash and cash equivalents, end of year	$204,423	$—	$—	$204,423

	Year ended September 30, 2006
		Revenue	Other
Consolidated Statement of Comprehensive Income	As Reported	Adjustment	Adjustments	Restated
	(in thousands)

Comprehensive income (loss):
Net income (loss)	$60,866	$(6,534)	$2,472	$56,804

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0	688	1,054	—	1,742
Change in unrealized gain on investment securities, net of tax of $0	(443)	—	—	(443)
Minimum pension liability adjustment, net of tax of $0	4,891	—	—	4,891

Other comprehensive income	5,136	1,054	—	6,190

Comprehensive income (loss)	$66,002	$(5,480)	$2,472	$62,994

	Year ended September 30, 2005
		Revenue	Other
Consolidated Statement of Comprehensive Income	As Reported	Adjustment	Adjustments	Restated
	(in thousands)

Comprehensive income (loss):
Net income (loss)	$83,592	$(13,195)	$2,790	$73,187

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0	(2,395)	931	—	(1,464)
Change in unrealized gain on investment securities, net of tax of $0	1,030	—	—	1,030
Minimum pension liability adjustment, net of tax of $0	(11,654)	—	—	(11,654)

Other comprehensive income	(13,019)	931	—	(12,088)

Comprehensive income (loss)	$70,573	$(12,264)	$2,790	$61,099

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

C.	Restructuring and Other Charges (Credits)

In the fourth quarter of 2007, we recorded a restructuring charge of $15.3 million. The restructuring charge included a $13.2 million charge for severance and related costs associated with 262 employees notified of termination during the quarter and $2.1 million related to excess facilities. The charges for excess facilities were primarily related to gross lease commitments in excess of estimated sublease income for excess facilities. As part of our continuing efforts to increase profitability, we are relocating additional business functions to locations, including China, where operating costs are lower and where we are also seeking to establish a presence. As part of this initiative, we expect to incur additional restructuring costs of $10 million in 2008.

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

The following table summarizes restructuring and other charges reserve activity for the three years ended September 30, 2007:

	Employee Severance	Facility Closures
	and Related Benefits	and Other Costs	Total
	(in thousands)

Balance, October 1, 2004	$388	$42,933	$43,321
Charges (credits) to operations	1,684	(2,991)	(1,307)
Cash disbursements	(809)	(9,949)	(10,758)
Foreign currency impact	—	266	266

Balance, September 30, 2005	1,263	30,259	31,522
Charges (credits) to operations	7,449	(1,502)	5,947
Cash disbursements	(7,628)	(7,611)	(15,239)
Foreign currency impact	—	147	147

Balance, September 30, 2006	1,084	21,293	22,377
Charges to operations	13,204	2,143	15,347
Cash disbursements	(8,519)	(6,197)	(14,716)
Foreign currency impact	136	162	298

Balance, September 30, 2007	$5,905	$17,401	$23,306

The accrual for facility closures and related costs is included in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheet, and the accrual for employee severance and related benefits is included in accrued compensation and benefits. As of September 30, 2007, of the $23.3 million remaining in accrued restructuring charges, $13.7 million was included in current liabilities and $9.6 million was included in other long-term liabilities, principally for facility costs to be paid out through 2014.

In determining the amount of the facilities accrual, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates are reviewed quarterly based on known real estate market conditions and the credit-worthiness of subtenants, and may result in revisions to established facility reserves. We had accrued $16.9 million as of September 30, 2007 related to excess facilities (compared to $20.7 million at September 30, 2006), representing gross lease commitments with agreements expiring at various dates through 2014 of approximately $37.3 million, net of committed and estimated sublease income of approximately $20.1 million and a present value factor of $0.3 million. We

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

have entered into signed sublease arrangements for approximately $17.9 million, with the remaining $2.2 million based on future estimated sublease arrangements.

D.	Property and Equipment

Property and equipment consisted of the following:

	September 30,
	2007	2006
	(in thousands)

Computer hardware and software	$187,956	$167,021
Furniture and fixtures	17,881	17,440
Leasehold improvements	32,456	31,372

Gross property and equipment	238,293	215,833
Accumulated depreciation and amortization	(183,548)	(164,230)

Net property and equipment	$54,745	$51,603

Depreciation expense was $24.3 million, $21.9 million, and $21.7 million in 2007, 2006 and 2005, respectively. In 2005, we entered into several capital leases totaling $1.5 million, the obligations of which are reflected in current and noncurrent liabilities on our September 30, 2007 and 2006 consolidated balance sheets.

E.	Acquisitions

NetRegulus

In the fourth quarter of 2007, we acquired substantially all of the assets of NetRegulus, Inc. (NetRegulus) headquartered in Centennial, Colorado, for approximately $2.3 million in cash. NetRegulus provided enterprise quality management solutions for the medical device industry. Results of operations for NetRegulus have been included in PTC’s consolidated statement of operations since September 11, 2007. Our results of operations prior to this acquisition, if presented on a pro forma basis as if the companies had been combined since the beginning of fiscal 2005, would not differ materially from our reported results.

This acquisition was accounted for as a business combination. The purchase price allocation recorded in the accompanying consolidated balance sheet as of September 30, 2007 resulted in purchased software of $2.5 million, which is being amortized over an estimated useful life of three years and other net liabilities of $0.2 million.

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

This acquisition was accounted for as a business combination. The purchase price allocation resulted in goodwill of $0.5 million; intangible assets of $5.8 million (including purchased software of $4.4 million, customer relationships of $1.3 million, and other intangible assets of $0.1 million, which are being amortized over useful lives ranging from 1 to 10 years); other net assets of $0.8 million; and deferred tax liabilities of $0.4 million. In addition, the purchase price allocation resulted in a charge of $0.5 million for in-process research and development related to a project under development for which technological feasibility had not yet been established at the acquisition date and for which there was no alternative future use. The value of the purchased in-process research and development was determined using the residual income approach, which discounts expected future cash flows from projects under development to their net present value. The estimated cost to complete the project was approximately $0.8 million at the acquisition date, and the project is expected to be completed in the second half of fiscal 2008.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ITEDO

In the first quarter of 2007, we acquired ITEDO Software GmbH and ITEDO Software LLC (together, ITEDO), headquartered in Germany, for $16.7 million in cash, including $0.2 million of acquisition-related costs. In addition, we agreed to pay up to $0.5 million of additional cash consideration if specified product integration targets are achieved within three years of the acquisition date. During 2007, the specified targets were met and the related $0.5 million was paid and recorded as additional goodwill. ITEDO provided software solutions for creating and maintaining technical illustrations to customers in multiple discrete manufacturing vertical markets such as automotive, aerospace and defense, and industrial equipment. ITEDO had approximately 30 employees and generated revenue of approximately $5 million for the twelve months ended July 31, 2006. Results of operations for ITEDO have been included in the accompanying consolidated statements of operations since October 19, 2006. Our results of operations prior to this acquisition if presented on a pro forma basis, as if the companies had been combined since the beginning of fiscal 2005, would not differ materially from our reported results.

This acquisition was accounted for as a business combination. The purchase price allocation resulted in goodwill of $11.7 million; intangible assets of $8.1 million (including purchased software of $6.2 million, customer relationships of $1.8 million, and other intangible assets of $0.1 million, which are being amortized over useful lives ranging from 4 to 10 years); other net liabilities of $1.0 million; restructuring accruals of $0.3 million related to our planned integration of ITEDO; deferred tax liabilities of $2.1 million, equal to the tax effect of the amount of the acquired intangible assets other than goodwill that are not deductible for income tax purposes; and, as a result of recording those deferred tax liabilities, a $0.8 million reduction in our valuation allowance recorded against our pre-acquisition deferred tax assets in the U.S. and a foreign jurisdiction. The goodwill and certain intangible assets are not deductible for tax purposes.

This transaction resulted in $11.7 million of purchase price that exceeded the estimated fair values of tangible and intangible assets and liabilities, all of which was allocated to goodwill. We believe that the high amount of goodwill relative to identifiable intangible assets was the result of several factors including the potential to sell ITEDO products into our traditional manufacturing customer base, including leveraging our direct and indirect sales force and our established presence in geographies not previously served by ITEDO; and our intention to integrate our ITEDO, Arbortext, Windchill and Pro/ENGINEER solutions to enhance our technical publications capabilities.

Acquisition of Remaining Equity Interest in Controlled Subsidiary

In 2007, we paid $4.0 million to acquire a 30% interest in a controlled foreign subsidiary from our joint venture partner. Upon that acquisition, we owned the subsidiary in full.

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

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. Based upon the valuations, the total purchase price was allocated as follows:

(in millions)

Goodwill	$42.0
Identifiable intangible assets	25.6
Accounts receivable	3.4
All other assets, including property and equipment	1.3
Accounts payable and accrued expenses	(3.2)
Deferred revenue, net of fair value adjustment	(4.1)
Restructuring accruals	(2.7)
Deferred tax liabilities	(10.0)
Reduction in valuation allowance for deferred tax assets of PTC	10.0
In-process research and development	2.1

Total purchase price allocation	$64.4

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

Purchased in-process research and development of $2.1 million was written-off in the third quarter of 2006 and relates to a project under development for which technological feasibility had not yet been established at the acquisition date and for which there was no alternative future use. The value of the purchased in-process research and development was determined using the residual income approach, which discounts expected future cash flows from projects under development to their net present value. A risk-adjusted discount rate of 23% was used to reflect the overall risk associated with this project. This development project was completed in 2007, as expected.

Restructuring accruals of $2.7 million recorded in the purchase price allocation relate to our planned integration of Mathsoft and consisted of $1.2 million of excess facility costs and $1.5 million of Mathsoft employee severance costs and other integration costs associated with exiting certain activities. The restructuring accrual for excess facilities to be vacated represents gross lease commitments under agreements expiring at various dates through 2012 of approximately $4.5 million, offset by committed sublease income of $1.9 million and estimated future sublease income of $1.4 million relating to facilities currently available for sublease. Through September 30, 2007, we had made cash disbursements of $1.9 million related to our integration of this business, and the remaining $0.8 million of restructuring accruals was included in liabilities in our consolidated balance sheet.

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

None of the goodwill or intangible assets acquired in the acquisition is deductible for income tax purposes. As a result, and in accordance with SFAS 109, Income Taxes, we recorded in the purchase accounting a deferred tax liability of $10.0 million, equal

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to the tax effect of the amount of the acquired intangible assets other than goodwill. As a result of recording that deferred tax liability, we also reduced our valuation allowance recorded against our U.S. pre-acquisition net deferred tax assets by a corresponding amount. When we acquired Mathsoft in the third quarter of 2006, we recorded approximately $3.1 million of net deferred tax assets of Mathsoft, which consisted primarily of acquired net operating loss carryforwards and are not included in the table above. However, we recorded such assets with a full valuation allowance due to the significant uncertainty about whether those deferred tax assets will be realized. In 2007, we reversed this valuation allowance against these net deferred tax assets and reduced goodwill by $3.1 million.

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

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net tangible assets consist of the fair values of tangible assets less the fair values of assumed liabilities and obligations. Except for deferred revenue and restructuring accruals, net tangible assets were valued at the respective carrying amounts recorded by Arbortext, as we believed that their carrying values approximated their fair values at the acquisition date. Deferred revenue reflects an amount equivalent to the estimated cost plus an appropriate profit margin to perform the services related to Arbortext’s software support contracts. Restructuring accruals of $3.0 million recorded in the purchase price allocation included the severance costs related to Arbortext employees, costs of planned closure of certain Arbortext facilities and other costs associated with exiting activities of Arbortext and were fully utilized for these purposes as of September 30, 2007.

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

None of the goodwill or intangible assets acquired in the acquisition is deductible for income tax purposes. As a result, and in accordance with SFAS 109, Income Taxes, we recorded in the purchase accounting a deferred tax liability of $18.2 million, equal to the tax effect of the amount of the acquired intangible assets other than goodwill. As a result of recording that deferred tax liability, we also reduced our valuation allowance recorded against our U.S. pre-acquisition net deferred tax assets by a corresponding amount. When we acquired Arbortext in the fourth quarter of 2005, we recorded approximately $17.7 million of net deferred tax assets of Arbortext, which consisted primarily of acquired net operating loss carryforwards and are not included in the table above. However, we recorded such assets with a full valuation allowance due to the significant uncertainty about whether those deferred tax assets will be realized. In 2007, we reversed this valuation allowance against these net deferred tax assets and reduced goodwill by $16.9 million.

Pro Forma Financial Information (unaudited)

The unaudited financial information in the table below summarizes the combined results of operations of PTC and Arbortext, on a pro forma basis, as though the companies had been combined as of the beginning of fiscal 2005. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place at the beginning of fiscal 2005. The pro forma financial information includes the amortization charges from acquired intangible assets, adjustments to interest income and the related tax effects.

Year Ended
September 30,
2005
Restated
Note B

Revenue (in millions)	$741.8
Net income (in millions)	$61.7
Earnings per share—Basic	$0.57
Earnings per share—Diluted	$0.55

DENC and Cadtrain

In the first quarter of 2006, we acquired DENC AG and substantially all of the assets of Cadtrain, Inc. for an aggregate of $9.9 million in cash. In addition, we agreed to pay up to $2.0 million of additional cash consideration if specified targets, including revenue and customer retention results, are achieved within one year of the acquisition dates. In 2006, the specified targets of the DENC contingent purchase price arrangement were met and related payments of $0.5 million were recorded as additional goodwill. In 2007, the specified targets of the Cadtrain contingent purchase price arrangement were met and related payments of $1.5 million were recorded as additional goodwill. These acquisitions added to our global consulting and training services organization. DENC expanded our consulting delivery capacity and expertise in German-speaking Europe and Cadtrain, based in the U.S., developed and provided training solutions for our products. These acquisitions were accounted for as business

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

combinations and resulted in $4.3 million of goodwill and $5.9 million of other acquired intangible assets, primarily comprised of customer relationship intangibles, which are being amortized over a weighted average of 8.3 years. Results of operations of DENC and Cadtrain have been included in our consolidated financial statements since the acquisition date. Values assigned to these acquired intangible assets are not deductible for tax purposes for the DENC acquisition, but are deductible for tax purposes for the Cadtrain acquisition. Our results of operations prior to these acquisitions, if presented on a pro forma basis, would not differ materially from our reported results.

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

F.	Goodwill and Acquired Intangible Assets

We have two reportable segments: (1) software products and (2) services. As of September 30, 2007 and 2006, goodwill and acquired intangible assets in the aggregate attributable to our software products reportable segment was $299.9 million and $300.9 million, respectively, and attributable to our services reportable segment was $25.2 million and $26.2 million, respectively. Goodwill and other intangible assets are tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting segment below its carrying value. We completed our annual impairment review as of June 30, 2007 and concluded that no impairment charge was required as of that date. Since that date, there have not been any events or changes in circumstances that indicate that the carrying values of goodwill or acquired intangible assets may not be recoverable.

Goodwill and acquired intangible assets consisted of the following:

	September 30, 2007			September 30, 2006
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
	(in thousands)

Goodwill and intangible assets with indefinite lives (not amortized):
Goodwill			$244,497			$249,252
Trademarks			—			4,200

			244,497			253,452

Intangible assets with finite lives (amortized):
Purchased software	$70,249	$42,616	27,633	$56,096	$35,098	20,998
Capitalized software	22,877	22,815	62	22,877	22,252	625
Customer lists and relationships	68,383	21,566	46,817	64,634	15,195	49,439
Trademarks and tradenames	6,071	949	5,122	1,645	313	1,332
Other	2,069	1,148	921	1,910	634	1,276

	$169,649	$89,094	80,555	$147,162	$73,492	73,670

Total goodwill and acquired intangible assets			$325,052			$327,122

The changes in the carrying amounts of goodwill and intangible assets with indefinite lives at September 30, 2007 from September 30, 2006 are due to the impact of acquisitions (described in Note E) the $20.0 million decrease in goodwill resulting from our reversal of the valuation allowance on U.S. net deferred tax assets (see Note G), and to foreign currency translation adjustments related to those asset balances that are recorded in non-U.S. currencies. Additionally, we reclassified trademarks with

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a net book value of approximately $4.2 million from indefinite lived to finite lived in 2007 based on a determination we made in 2007 that the assets now have a finite life.

Presented by reportable segment, movements in goodwill were as follows:

	Software
	Products	Services
	Segment	Segment	Total
	(in thousands)

Balance, October 1, 2005	$188,548	$12,080	$200,628
Acquisition of Mathsoft.	40,972	1,018	41,990
Acquisition of DENC	—	1,650	1,650
Acquisition of Cadtrain	—	2,686	2,686
Acquisition of Arbortext	1,500	—	1,500
Foreign currency translation adjustments	679	119	798

Balance, September 30, 2006	231,699	17,553	249,252
Acquisition of DENC	—	(225)	(225)
Additional purchase price paid for Cadtrain acquisition	—	1,500	1,500
Acquisition of ITEDO	11,692	—	11,692
Reversal of valuation allowance against U.S. net deferred tax assets	(18,552)	(1,419)	(19,971)
Acquisition of NC Graphics	524	—	524
Foreign currency translation adjustments	1,523	202	1,725

Balance, September 30, 2007	$226,886	$17,611	$244,497

The aggregate amortization expense for intangible assets with finite lives recorded for the years ended September 30, 2007, 2006 and 2005 was reflected in our consolidated statements of operations as follows:

	Year ended September 30,
	2007	2006	2005
		(in thousands)

Amortization of acquired intangible assets	$7,467	$6,074	$1,638
Cost of license revenue	7,384	5,641	2,547
Cost of service revenue	82	235	—

Total amortization expense	$14,933	$11,950	$4,185

The estimated aggregate future amortization expense for intangible assets with finite lives remaining as of September 30, 2007 is $16.5 million for 2008, $14.8 million for 2009, $14.1 million for 2010, $10.1 million for 2011, $7.1 million for 2012 and $18.0 million thereafter.

G. Income Taxes

Our income before income taxes consisted of the following:

	Year ended September 30,
	2007	2006	2005
		Restated	Restated
		Note B	Note B
	(in thousands)

Domestic	$35,624	$31,038	$(5,934)
Foreign	64,036	39,174	84,502

Total income before income taxes	$99,660	$70,212	$78,568

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our provision for (benefit from) income taxes consisted of the following:

	Year ended September 30,
	2007	2006	2005
		Restated	Restated
		Note B	Note B
	(in thousands)

Current:
Federal	$5,557	$280	$3,043
State	2,005	810	750
Foreign	19,101	13,871	9,916

	26,663	14,961	13,709

Deferred:
Federal	(66,822)	—	—
State	(2,132)	—	—
Foreign	(1,705)	(1,553)	(8,328)

	(70,659)	(1,553)	(8,328)

Total provision for (benefit from) income taxes	$(43,996)	$13,408	$5,381

The reconciliation between the statutory federal income tax rate and our effective income tax rate is shown below:

	Year ended September 30,
	2007	2006	2005
		Restated	Restated
		Note B	Note B

Statutory federal income tax provision (benefit)	35%	35%	35%
State income taxes, net of federal tax benefit	1	1	1
Foreign dividends	—	4	21
Change in valuation allowance	(80)	(19)	(31)
Tax audit and examination settlements	(4)	(9)	(15)
Foreign rate differences	2	4	(6)
Other, net	2	3	2

Effective income tax rate	(44)%	19%	7%

At September 30, 2007 and 2006, accrued income taxes of $16.9 million and $5.8 million, respectively, primarily represented income taxes payable and related income tax accruals. In the normal course of business, PTC and its subsidiaries are examined by various taxing authorities, including the Internal Revenue Service (IRS) in the United States. In 2007, we recorded a tax benefit of $3.9 million from the favorable outcome of a tax refund claim in the U.S. In 2006, we recorded a tax benefit of $6.1 million arising from the reduction of our tax liabilities upon the favorable resolution of IRS tax audits for the years 2001 and 2002. In 2005, we recorded tax benefits of $12.1 million arising from the reduction of our tax liabilities upon the favorable resolution of tax audits in a foreign jurisdiction. We made net income tax payments of approximately $17.8 million and $36.6 million in 2007 and 2006, respectively, and we received net refunds of approximately $23.9 million in 2005.

Excluding the effect of these one-time tax benefits, our income tax provisions in 2007 and 2006 consisted primarily of taxes owed in relation to the income generated by our foreign subsidiaries as well as withholding taxes that we incurred in the U.S. in connection with certain foreign operations. The tax provisions of those periods included only insignificant amounts in relation to the income that we generated in the U.S., due to our utilization of available net operating loss carryforwards that previously had been recorded in our balance sheet with a full valuation allowance.

Net deferred tax assets increased by $86.8 million to $97.3 million at September 30, 2007 from September 30, 2006, primarily as a result of our decision in 2007 to release a substantial portion of the valuation allowance recorded against net deferred tax assets

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in the U.S. and a foreign jurisdiction. The significant temporary differences that created deferred tax assets and liabilities are shown below:

	September 30,
	2007	2006
		Restated
		Note B
	(in thousands)

Deferred tax assets:
Net operating loss carryforwards	$75,805	$90,893
Foreign tax credits	42,584	39,559
Minimum pension liability	16,947	18,530
Stock-based compensation	16,024	14,172
Restructuring reserves not currently deductible	7,478	7,464
Customer advance	10,636	10,484
Other reserves not currently deductible	11,412	15,987
Amortization of intangible assets	9,831	12,233
Other tax credits	7,033	1,098
Depreciation	6,541	4,540
Other	6,476	4,700

Gross deferred tax assets	210,767	219,660
Valuation allowance	(76,502)	(170,028)

Total deferred tax assets	134,265	49,632

Deferred tax liabilities:
Acquired intangible assets not deductible	(26,000)	(27,561)
Pension prepayments	(9,839)	(10,187)
Other	(1,092)	(1,395)

Total deferred tax liabilities	(36,931)	(39,143)

Net deferred tax assets	$97,334	$10,489

As of the end of the second quarter of 2007, a full valuation allowance was recorded against our net deferred tax assets (consisting primarily of net operating loss carryforwards) in the U.S. and certain foreign jurisdictions. Based upon our operating results over recent years and through June 30, 2007, as well as an assessment of our expected future results of operations, during the third quarter of 2007, we determined that it had become more likely than not that we would realize a substantial portion of our net deferred tax assets in the U.S. and a foreign jurisdiction. As a result, during the third quarter, we released a total of $79.8 million of our valuation allowances. Of the $79.8 million valuation allowance release, $58.9 million was recorded as a one-time income tax benefit, $20.0 million was recorded as a reduction to goodwill recorded upon prior acquisitions, and $0.9 million was recorded as a decrease to accumulated other comprehensive loss within stockholders’ equity.

As of September 30, 2007, we have a remaining valuation allowance of $37.1 million against net deferred tax assets in the U.S. and a remaining valuation allowance of $39.4 million against net deferred tax assets in certain foreign jurisdictions. The valuation allowance recorded against net deferred tax assets in the U.S. consists of $27.7 million for foreign tax credits and $2.7 million for capital losses that we have determined are not more likely than not to be realized; $6.6 million for stock-based compensation deductions that will be credited to additional paid-in capital only when realized; and $0.1 million for certain state operating loss carryforwards that will likely expire without being utilized. The valuation allowance recorded against net deferred tax assets of certain foreign jurisdictions is established primarily for our net operating loss carryforwards that will likely expire without being utilized.

Significant management judgment is required to determine when the realization in the future of our net deferred tax assets with a valuation allowance of $76.5 million is considered more likely than not. If and when we conclude that realization is more likely than not, we will record a reduction to our valuation allowance that will result in an increase to net income and adjustments to goodwill, accumulated other comprehensive loss, and additional paid-in capital in the period such determination is made.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our valuation allowance was $76.5 million as of September 30, 2007, $170.0 million as of September 30, 2006, $184.8 million as of September 30, 2005, and $159.6 million as of September 30, 2004. In 2007, the valuation allowance was decreased by $93.5 million. Decreases to the valuation allowance were primarily due to:

•	the release, in the third quarter of 2007, of $79.8 million of the valuation allowance recorded against net deferred tax assets in the U.S. and a foreign jurisdiction; and

•	the utilization of U.S. net operating loss carryforwards as a result of 2007 operating results, which reduced the valuation allowance by approximately $13 million;

In 2006, the valuation allowance was decreased by $14.8 million. Decreases to the valuation allowance were primarily due to:

•	the utilization of U.S. net operating loss carryforwards as a result of 2006 taxable income, which reduced the valuation allowance by $13.7 million;

•	the establishment of deferred tax liabilities of $11.4 million for acquired intangible assets not deductible for tax purposes, which were reduced to $10.6 million as of September 30, 2006;

•	the repatriation of $7.6 million of earnings ($3.0 million tax-effected) from a foreign subsidiary in the form of a dividend;

•	a net decrease in deferred tax assets, primarily for net operating losses, of $3.0 million for foreign jurisdictions with a full valuation allowance;

•	a net decrease in deferred tax assets and offsetting valuation allowance of $1.7 million related to the minimum pension liability included in accumulated other comprehensive loss; and

•	the reversal of $0.8 million of valuation allowances in a foreign jurisdiction due to consistent profitability, which was recorded as an income tax benefit in our statement of operations.

These 2006 decreases were partially offset by increases to the valuation allowance primarily due to:

•	the recording of deferred tax assets and an offsetting valuation allowance of $11.2 million for stock-based compensation;

•	the recording of net deferred tax assets and an offsetting valuation allowance in the U.S. of $4.7 million, primarily foreign tax credits; and

•	the recording of deferred tax assets (primarily acquired net operating loss carryforwards) and an offsetting valuation allowance of $3.1 million in the purchase accounting for Mathsoft.

In 2005, the valuation allowance was increased by $25.2 million. Increases to the valuation allowance were primarily due to:

•	the recording of deferred tax assets (primarily acquired net operating loss carryforwards) and an offsetting valuation allowance of $17.7 million in the purchase accounting for Arbortext;

•	the recording of net operating loss carryforwards and an offsetting valuation allowance of a foreign jurisdiction of $15.7 million not previously recorded;

•	the recording of foreign tax credits and an offsetting valuation allowance in the U.S. of $14.6 million;

•	a net increase in U.S. net operating loss carryforwards and offsetting valuation allowances of $3.3 million;

•	a net increase in deferred tax assets, primarily for net operating loss carryforwards, of $4.8 million for foreign jurisdictions with a full valuation allowance; and

•	a net increase in deferred tax assets and offsetting valuation allowance of $7.2 million related to the minimum pension liability included in accumulated other comprehensive loss.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These 2005 increases were partially offset by decreases to the valuation allowance primarily due to:

•	the repatriation of $48.1 million of earnings ($18.8 million tax-effected) from our foreign subsidiaries in the form of dividends;

•	the establishment of deferred tax liabilities of $19.8 million for acquired intangible assets not deductible for tax purposes, which were reduced to $18.2 million as of September 30, 2005; and

•	the reversal of $4.1 million of valuation allowances in certain foreign jurisdictions due to consistent profitability, which was recorded as an income tax benefit in our statement of operations.

We adopted SFAS 123(R) on July 3, 2005, effective with the beginning of our fourth quarter of 2005. We incurred expenses related to stock-based compensation in 2007, 2006 and 2005 of $36.4 million, $38.2 million and $15.5 million, respectively. Accounting for the tax effects of stock-based awards under SFAS 123(R) requires that we establish a deferred tax asset as the book compensation is recognized prior to related tax deductions. The tax benefit recognized in the consolidated statement of operations related to stock-based compensation totaled $31.1 million, $0.4 million and $0.2 million in 2007, 2006 and 2005, respectively. The 2007 tax benefit related to stock-based compensation includes $17.8 million related to prior years recognized upon release of the valuation allowance in 2007 for the U.S. and certain foreign jurisdictions. Upon the settlement of the stock-based awards (i.e., exercise, vesting, forfeiture or cancellation), the actual tax deduction is compared with the cumulative book compensation cost and any excess tax deduction is considered a windfall tax benefit, and is tracked in a “windfall tax benefit pool” to offset any future tax deduction shortfalls and will be recorded as increases to additional paid-in capital in the period when the tax deduction reduces income taxes payable. At the date of adoption of SFAS 123(R), we were required to calculate our cumulative “windfall tax benefit pool” as if we had been following the recognition provisions of SFAS 123 since that standard went into effect. Taking into account the stock option exchange (Note K) and forfeiture of stock options by executive officers in 2005, our “windfall tax benefit pool” was immaterial as of the adoption of SFAS 123(R). Our “windfall tax benefit pool” was $4.6 million, $0.2 million and $0.2 million as of September 30, 2007, 2006 and 2005, respectively.

For U.S. tax return purposes, net operating loss carryforwards (NOL) and tax credits are generally available to be carried forward to future years, subject to certain limitations. At September 30, 2007, we had U.S. federal NOL carryforwards of $58.6 million, which expire ending in 2023 and are available to offset taxable income in future years. In addition, we have U.S. federal NOL carryforwards of $32.0 million resulting from our acquisitions of Arbortext and Mathsoft, which expire beginning in 2020 through 2026, and U.S. federal NOL carryforwards of $65.0 million resulting from our January 1998 acquisition of Computervision, which expire beginning in 2009 through 2023. The utilization of the Arbortext, Mathsoft and Computervision NOL carryforwards is limited as a result of the change in ownership rules under Internal Revenue Code Section 382. We also have loss carryforwards in non-U.S. jurisdictions totaling $129 million, the majority of which do not expire. There are limitations imposed on the utilization of such NOLs that could further restrict the recognition of any tax benefits. Our NOLs as of September 30, 2007 include deductions from stock-based awards of $8.2 million that will be recorded to additional paid-in-capital when realized. In 2007, 2006 and 2005, we recorded realized stock-based award tax benefits in certain non-U.S. jurisdictions of $0.3 million, $0.1 million and $0.8 million, respectively, as increases in additional paid-in-capital.

While it has been our historical practice to permanently reinvest all non-U.S. earnings into our foreign operations, in 2006 and 2005 we repatriated $7.6 million and $48.1 million, respectively, from our non-U.S. subsidiaries. Repatriation of these earnings did not result in any significant incremental charge to our income tax provision as a result of utilizing U.S. NOL carryforwards for which we had previously maintained a full valuation allowance. We have not provided for U.S. income taxes or foreign withholding taxes on unrepatriated earnings as it is our current intention to permanently reinvest these earnings outside the U.S. If we decide to repatriate any additional non-U.S. earnings, we may be required to establish a deferred tax liability on such earnings through a charge to our income tax provision. The cumulative amount of undistributed earnings of our subsidiaries for which U.S. income taxes have not been provided totaled approximately $94.9 million and $99.8 million as of September 30, 2007 and 2006, respectively.

H.	Commitments and Contingencies

Leasing Arrangements

We lease office facilities and certain equipment under operating leases expiring at various dates through 2014. Certain leases require us to pay for taxes, insurance, maintenance and other operating expenses in addition to rent. Lease expense, net of

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sublease income, was $35.3 million, $33.3 million and $30.1 million in 2007, 2006 and 2005, respectively. At September 30, 2007, our future minimum lease payments (net of sublease income) under noncancellable operating leases are as follows:

Year ending September 30,	(in thousands)

2008	$36,530
2009	30,607
2010	21,655
2011	17,803
2012	15,723
Thereafter	5,242

Total minimum lease payments	$127,560

Future minimum lease payments under capital leases are approximately $0.5 million in 2008 and $0.2 million in 2009.

As a result of restructuring initiatives in current and prior years and consolidating acquired facilities, certain leased facilities are excess. The future minimum lease payments above include minimum future lease payments for excess facilities, net of sublease income under existing sublease arrangements. Our total future rental income under current sublease arrangements for excess facilities is $19.8 million ($7.7 million in 2008, $7.9 million in 2009, $2.1 million in 2010, $1.0 million in 2011, $1.0 million in 2012 and $0.1 million thereafter).

As of September 30, 2007 and 2006, we had letters of credit and bank guarantees outstanding of approximately $4.7 million (of which $1.4 million was collateralized) and $5.6 million (of which $1.6 million was collateralized), respectively, primarily related to our corporate headquarters lease in Needham, Massachusetts.

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

The credit facility limits our and our subsidiaries’ ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends and make other distributions; make investments and enter into joint ventures; dispose of assets; and engage in transactions with affiliates, except on an arms-length basis. Under the credit facility, we and our material domestic subsidiaries may not invest cash or property in, or loan cash to, our foreign subsidiaries in aggregate amounts exceeding $25 million for any purpose and an additional $50 million for acquisitions of businesses. In addition, under the credit facility, we and our subsidiaries must maintain specified leverage and fixed-charge ratios. Any failure to comply with the financial or operating covenants of the credit facility would not only prevent us from being able to borrow additional funds, but would also constitute a default, resulting in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. A change in control of PTC (as defined in the credit facility) also constitutes an event of default, permitting the lenders to accelerate the required payments of all amounts due and to terminate the credit facility. We were in compliance with all financial and operating covenants of the credit facility as of September 30, 2007.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Proceedings

On August 2, 2007, GE Capital Leasing Corporation (“GECL”) filed a lawsuit against us in the U.S. District Court for the District of Massachusetts. The lawsuit alleges that GECL was fraudulently induced to provide over $60 million in financing to Toshiba Corporation for purchases of third party products, predominantly PTC software, during the period from 2003 to 2006. GECL claims that PTC participated in the alleged scheme or, alternatively, should have been aware of the scheme and made negligent misrepresentations that enabled the scheme to continue undetected. All of the alleged transactions occurred in Japan. GECL claims damages of $47 million and seeks three times that amount plus attorneys’ fees. We dispute GECL’s claims and intend to contest them vigorously. In connection with our restatement of revenue associated with the Toshiba transactions described in Note B to our consolidated financial statements, approximately $41 million of revenue was deferred and classified as Customer Advances in our consolidated balance sheets. That liability will remain recorded until the rights and obligations of the several companies connected with the Toshiba transactions are resolved. To the extent that matters are resolved in our favor, we will reduce Customer Advances and record revenue or other income at that time. We have not accrued any other liability for this matter as of September 30, 2007.

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

I.	Stockholders’ Equity

Preferred Stock

We may issue up to 5.0 million shares of our preferred stock in one or more series. Our Board of Directors is authorized to fix the rights and terms for any series of preferred stock without additional shareholder approval. In November 2000, our Board of Directors authorized and designated 500,000 shares of preferred stock as Series A Junior Participating Preferred Stock for issuance pursuant to our Shareholder Rights Plan discussed below in Note J. As of September 30, 2007 and 2006, there were no outstanding shares of preferred stock.

Common Stock

Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. In September 1998, our Board of Directors authorized the repurchase of up to 8.0 million shares of our common stock and in July 2000 increased the shares authorized for repurchase to 16.0 million. We had repurchased 12.5 million shares through the end of 2004 and did not repurchase any additional shares until the third quarter of 2007, when our Board of Directors authorized us to resume repurchases within established parameters. Those parameters permit us to use up to $40 million of cash from operations to repurchase our shares through May 15, 2008. In 2007, we repurchased 557,000 shares at a cost of $10.0 million. Since 1998, and through September 30, 2007, we repurchased, at a cost of $376.8 million, a total of 13.0 million shares of the 16.0 million shares authorized. The repurchased shares were available to be used for any purpose, including stock option exercises, employee stock

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchase plans and potential acquisitions. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.

On February 28, 2006, we implemented a two-for-five reverse stock split of our common stock, which resulted in two shares outstanding for every five pre-split shares outstanding. Historical share data presented in our consolidated financial statements and notes thereto have been restated to reflect the reverse stock split for all periods presented.

J.	Shareholder Rights Plan

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

K.	Stock Plans

Employee Stock Purchase Plans

We historically offered an employee stock purchase plan (ESPP) for all eligible employees. In light of the revised accounting rules under SFAS 123(R) for company-sponsored stock purchase plans, we suspended offerings under the ESPP as of the date of the offering that was to have commenced on February 1, 2005. The ESPP qualifies as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. Under the plan, shares of our common stock can be purchased at 85% of the lower of the fair market value of the stock on the first or the last day of each six-month offering period. Employee purchases in any year are limited to the lesser of $25,000 worth of stock, determined by the fair market value of the common stock at the time the offering begins, or 15% of his or her base pay. As of September 30, 2007, 7.3 million shares of common stock were authorized for issuance under the plan and 2.9 million shares were available for issuance under the plan. There were no employee stock plan share purchases in 2007 or 2006. During 2005, employees purchased 0.4 million shares of common stock under the plan at an average price of $9.65.

Equity Incentive Plans

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

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted stock and restricted stock unit grants we made in 2007, 2006 and 2005 were as follows:

	Restricted Stock		Restricted Stock Units
Grant Year	Performance-based	Time-based	Performance-based	Time-based
			(Number of Units)
	(Number of Shares)

Fiscal 2007	495,768	442,590	60,561	1,154,595
Fiscal 2006	515,617	434,800	346,227	1,308,403
Fiscal 2005	323,600	447,600	22,583	1,333,420

Restricted Stock

Performance-based.  In 2007, 2006 and 2005, we granted performance-based shares to our executive officers, which shares are earned based on achievement of specified performance criteria established by the Compensation Committee of our Board of Directors. With respect to the 2007 grants, 425,373 of the shares were earned and 70,395 were forfeited as the performance criteria were not achieved in full. Of the earned shares, the restrictions on 215,563 lapsed on November 9, 2007 and the restrictions on the remaining shares will lapse in two substantially equal installments on November 9, 2008 and 2009. With respect to the 2006 grants, the restrictions on 115,599 and 284,421 shares lapsed on November 9, 2007 and 2006, respectively, and the restrictions on the remaining shares will lapse on November 9, 2008. With respect to the 2005 grants, 297,712 shares were earned and 25,888 shares were forfeited. The restrictions on the 2005 performance-based shares earned lapsed in three substantially equal installments on November 1, 2005, 2006 and 2007.

Time-based.  In 2007 and 2006, 366,800 and 346,800 shares, respectively, were granted to our executive officers (on which the restrictions lapse in three substantially equal installments on February 15, 2008, 2009 and 2010 and November 9, 2006, 2007 and 2008, respectively) and 75,790 and 88,000 shares, respectively, were granted to our directors on which the restrictions lapse in three substantially equal installments on March 7, 2008, 2009 and 2010 and February 15, 2007, 2008 and 2009, respectively. In 2005, 407,600 shares were granted to our executive officers and directors (on which the restrictions lapsed in substantially equal installments on November 1, 2005, 2006 and 2007) and 40,000 shares were issued to Michael E. Porter, a non-employee director, in connection with a consulting agreement we entered into with him (on which the restrictions lapse in three substantially equal annual installments on July 28, 2006, 2007 and 2008).

Restricted Stock Units

Performance-based.  In 2007, 2006 and 2005, 60,561, 346,227 and 22,583 performance-based restricted stock units, respectively, were granted to employees in connection with our employee management incentive plans. These performance-based restricted stock units are earned based on achievement of specified performance criteria established by the Compensation Committee of our Board of Directors. Of the 2007 performance-based restricted stock units granted, 54,328 vested on November 7, 2007. The remaining units were forfeited as the performance conditions were not met in full. The 2006 units were earned in full and vested on November 9, 2006. Of the 2005 units granted, 15,057 vested through 2006 and the remaining were forfeited.

Time-based.
In 2007, 1,154,595 time-based restricted stock units were granted to employees, including 347,827 units that vest in three substantially equal installments on November 3, 2007, 2008 and 2009, 801,095 units that vest in three substantially equal installments on March 15, 2008, 2009 and 2010, and 5,673 units that vest in three substantially equal installments on July 31, 2008, 2009 and 2010. In 2006, 1,308,403 time-based restricted stock units were granted to employees, including 819,812 units that vest in three substantially equal installments on November 9, 2006, 2007 and 2008, and 488,591 units that vest in three substantially equal installments on March 1, 2007, 2008 and 2009. In 2005, 1,333,420 restricted stock units were granted to employees that vest in three substantially equal installments on November 1, 2005, 2006 and 2007.

As of September 30, 2007, 4.4 million shares were available for grant under the 2000 Plan. As of September 30, 2007, 13.2 million shares were reserved for issuance upon the exercise of stock options and vesting of restricted stock units granted and outstanding.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows restricted stock activity for the year ended September 30, 2007:

		Weighted	Aggregate Intrinsic
		Average	Value as of
	Shares	Grant Date	September 30, 2007
	(in thousands)	Fair Value	(in thousands)

Balance of nonvested outstanding restricted stock October 1, 2006	1,447	$16.03
Granted	938	$18.67
Vested	(677)	$16.07

Balance of nonvested outstanding restricted stock September 30, 2007	1,708	$17.46	$29,751

The following table shows restricted stock unit activity for the year ended September 30, 2007:

		Weighted	Aggregate Intrinsic
		Average	Value as of
	Shares	Grant Date	September 30, 2007
	(in thousands)	Fair Value	(in thousands)

Balance of outstanding restricted stock units October 1, 2006	2,329	$15.34
Granted	1,215	$18.46
Vested	(1,108)	$18.97
Forfeited or not earned	(158)	$16.34

Balance of outstanding restricted stock units September 30, 2007	2,278	$16.94	$39,691

The following table shows stock option activity for the year ended September 30, 2007:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Term	Value
	(in thousands)	Price	(in years)	(in thousands)

Outstanding:
Balance October 1, 2006	12,775	$14.48
Granted	—	—
Cancelled	(220)	$29.56
Exercised	(1,679)	$9.32

Balance September 30, 2007	10,876	$14.97	4.40	$58,280

Exercisable September 30, 2007	10,261	$15.21	4.28	$54,373

During 2007, 2006 and 2005 the following activity occurred under our plans:

	Year ended September 30,
	2007	2006	2005
	(in thousands)

Total intrinsic value of stock options exercised	$16,918	$5,931	$5,407
Total fair value of restricted stock and restricted stock unit awards vested	$33,889	$4,161	$8,047

Shares issued upon vesting of restricted stock units were net of 0.3 million shares retained by us to cover employee tax withholdings of $6.5 million in 2007. Shares issued upon vesting of restricted stock units were net of 0.1 million shares retained by us to cover employee tax withholdings of $2.3 million in 2005.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information for stock options outstanding and exercisable at September 30, 2007 was as follows:

	Outstanding Options			Exercisable Options
		Weighted	Weighted		Weighted
		Average	Average		Average
	Shares	Remaining	Exercise	Shares	Exercise
Range of Exercise Prices	(in thousands)	Life (years)	Price	(in thousands)	Price

$0.25-$8.30	1,894	5.21	$6.33	1,894	$6.33
$8.50-$9.55	2,343	5.26	$8.89	2,190	$8.88
$9.75-$12.58	3,058	5.18	$12.03	2,642	$12.11
$13.18-$23.36	1,908	3.61	$20.31	1,862	$20.49
$24.38-$80.78	1,673	1.74	$32.57	1,673	$32.57

$0.25-$80.78	10,876	4.40	$14.97	10,261	$15.21

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

L.	Employee Benefit Plan

We offer a savings plan to eligible U.S. employees. The plan is intended to qualify under Section 401(k) of the Internal Revenue Code. Participating employees may defer up to 15% of their pre-tax compensation, as defined, but not more than statutory limits. Prior to January 1, 2004, we contributed 50% of the amount contributed by the employee, up to a maximum of 10% of the employee’s earnings. Effective January 1, 2004, the employer match was reduced to 6% of the employee’s earnings. Our matching contributions vest at a rate of 25% per year of service. We made matching contributions of $3.9 million, $3.2 million and $2.8 million in 2007, 2006 and 2005, respectively.

M.	Pension Plans

We maintain defined benefit pension plans covering certain employees of Computervision, which we acquired in 1998. Benefits are based upon length of service and average compensation and generally vest after five years of service. The prepaid (accrued) pension cost is the difference between amounts that have been contributed to the plans and the cumulative expense recorded. The pension cost was actuarially computed using assumptions applicable to each subsidiary plan and economic environment. We adjust our minimum pension liability related to our plans due to changes in actuarial assumptions and performance of plan investments, as shown below. We use a September 30 measurement date for all of the pension plans, except for one international plan, which uses June 30.

U.S. Pension Plan

Effective April 1, 1990, the benefits under the U.S. pension plan were frozen indefinitely. We contribute all amounts deemed necessary on an actuarial basis to satisfy Internal Revenue Service funding requirements.

International Pension Plans

Effective in 1998, benefits under two of the international plans were frozen indefinitely.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the actuarial assumptions used in accounting for the pension plans:

	U.S. Plan			International Plans
	2007	2006	2005	2007	2006	2005

Weighted average assumptions used to determine benefit obligations at measurement date:
Discount rate	6.25%	5.75%	5.50%	5.1%	4.7%	4.6%
Rate of increase in future compensation	—	—	—	—	—	—
Weighted average assumptions used to determine net periodic pension cost for fiscal years ended September 30:
Discount rate	5.75%	5.50%	6.00%	4.7%	4.6%	5.2%
Rate of increase in future compensation	—	—	—	—	—	—
Rate of return on plan assets	7.50%	7.50%	7.50%	3.8%	3.9%	4.3%

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

The actuarially computed components of net periodic pension cost recognized in our consolidated statements of operations for each year are shown below:

	U.S. Plan			International Plans
	2007	2006	2005	2007	2006	2005
	(in thousands)

Interest cost of projected benefit obligation	$4,990	$4,880	$4,649	$3,086	$2,682	$2,607
Service cost	—	—	—	736	762	771
Expected return on plan assets	(5,392)	(5,225)	(4,568)	(1,287)	(1,201)	(1,340)
Amortization of prior service cost	—	—	—	21	19	19
Recognized actuarial loss	1,281	1,430	1,274	1,460	1,357	589

Net periodic pension cost	$879	$1,085	$1,355	$4,016	$3,619	$2,646

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables display the change in benefit obligation and the change in the plan assets and funded status of the plans as well as the amounts recognized in our consolidated balance sheets:

	U.S. Plan		International Plans		Total
	Year ended September 30,
	2007	2006	2007	2006	2007	2006
	(in thousands)

Change in benefit obligation:
Accumulated and projected benefit obligation—beginning of year	$87,783	$89,828	$63,411	$57,882	$151,194	$147,710
Service cost	—	—	736	762	736	762
Interest cost	4,990	4,880	3,086	2,682	8,076	7,562
Actuarial (gain) loss	(2,386)	(3,299)	(1,720)	278	(4,106)	(3,021)
Foreign exchange impact	—	—	4,623	3,495	4,623	3,495
Benefits paid	(3,099)	(3,626)	(1,978)	(1,688)	(5,077)	(5,314)

Accumulated and projected benefit obligation—end of year	$87,288	$87,783	$68,158	$63,411	$155,446	$151,194

Change in plan assets and funded status:
Plan assets at fair value—beginning of year	$73,085	$66,786	$32,874	$30,667	$105,959	$97,453
Actual return on plan assets	8,276	5,765	(1,965)	1,271	6,311	7,036
Employer contributions	—	4,160	7,719	731	7,719	4,891
Foreign exchange impact	—	—	2,200	1,713	2,200	1,713
Benefits paid	(3,099)	(3,626)	(1,978)	(1,508)	(5,077)	(5,134)

Plan assets at fair value—end of year	78,262	73,085	38,850	32,874	117,112	105,959
Accumulated and projected benefit obligation—end of year	87,288	87,783	68,158	63,411	155,446	151,194

Funded status	$(9,026)	$(14,698)	$(29,308)	$(30,537)	$(38,334)	$(45,235)

	U.S. Plan		International Plans		Total
	September 30,
	2007	2006	2007	2006	2007	2006
	(in thousands)

Amounts recognized in the balance sheet:
Non-current asset	$—	$26,107	$—	$—	$—	$26,107
Non-current liability	(9,026)	(40,805)	(29,308)	(30,537)	(38,334)	(71,342)

	$(9,026)	$(14,698)	$(29,308)	$(30,537)	$(38,334)	$(45,235)

	U.S. Plan		International Plans		Total
	September 30,
	2007	2006	2007	2006	2007	2006

Amounts in accumulated other comprehensive loss:
Unrecognized actuarial loss	$34,254	$40,805	$17,013	$15,922	$51,267	$56,727
Unrecognized prior service cost	—	—	—	232	—	232

We expect to recognize approximately $2.6 million of the unrecognized actuarial loss as of September 30, 2007 as a component of net periodic pension cost in 2008.

Effective September 30, 2007 we adopted the recognition and disclosure provisions of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). As a result of the adoption of SFAS 158, we reclassified approximately $25 million of non-current assets to non-current liabilities to aggregate the net underfunded position and present as a net liability in the consolidated September 30, 2007 balance sheet.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the percentage of total plan assets for each major category of plan assets:

	U.S. Plan		International Plans
	September 30,
	2007	2006	2007	2006

Asset category:
Equity securities	60%	60%	—	—
Fixed income securities	40%	40%	100%	100%

	100%	100%	100%	100%

We periodically review the pension plans’ investments in the various asset classes. The current asset allocation target is 60% equity securities and 40% fixed income securities for the U.S. plan and 100% fixed income securities for the international plans. The fixed income securities for the international plans primarily include investments held with insurance companies with fixed returns. The plan’s investment managers are provided specific guidelines under which they are to invest the assets assigned to them. In general, investment managers are expected to remain fully invested in their asset class with further limitations on risk as related to investments in a single security, portfolio turnover and credit quality.

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

Based on actuarial valuations and additional voluntary contributions, we contributed $7.7 million, $4.9 million, and $0.7 million in 2007, 2006 and 2005, respectively, to the plans. We expect to make contributions totaling approximately $4.3 million in 2008.

As of September 30, 2007, benefit payments expected to be paid over the next ten years are outlined in the following table:

		International
	U.S. Plan	Plans	Total
	(in thousands)

Year ending September 30,
2008	$2,594	$1,230	$3,824
2009	2,923	1,306	4,229
2010	3,227	1,178	4,405
2011	3,506	1,538	5,044
2012	3,949	1,988	5,937
2013 to 2017	26,514	11,192	37,706

N.	Segment Information

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

We report our revenue in two product categories:

•	Enterprise Solutions, which includes Windchill®, Pro/INTRALINK®, Arbortext® Publishing Enginetm, Arbortext IsoView® and all other solutions that help companies collaborate, manage and publish information across an extended enterprise; and

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Desktop Solutions, which includes Pro/ENGINEER®, Arbortext Editortm, Arbortext IsoDraw®, Mathcad® and all other solutions that help companies create content and improve desktop productivity.

Through the end of the third quarter of 2005, half of Pro/INTRALINK revenue was allocated to Desktop Solutions and half was allocated to Enterprise Solutions. As a result of the new, Windchill-based technology configuration of Pro/INTRALINK 8.0, beginning as of the fourth quarter of 2005, all Pro/INTRALINK revenue is classified as Enterprise Solutions.

The revenue and operating income attributable to these operating segments are summarized as follows:

	Year ended September 30,
	2007	2006	2005
		Restated	Restated
		Note B	Note B
	(in thousands)

Revenue:
Software Products Segment:
License:
Desktop Solutions	$180,679	$166,670	$136,249
Enterprise Solutions	115,446	96,801	70,973

Total software products license revenue	296,125	263,471	207,222

Maintenance (1):
Desktop Solutions	328,323	300,877	284,121
Enterprise Solutions	80,089	68,309	56,282

Total software products maintenance revenue	408,412	369,186	340,403

Total software products revenue	704,537	632,657	547,625

Services Segment:
Desktop Solutions	77,926	87,468	71,995
Enterprise Solutions	158,816	127,858	88,355

Total services revenue	236,742	215,326	160,350

Total revenue:
Desktop Solutions	586,928	555,015	492,365
Enterprise Solutions	354,351	292,968	215,610

Total revenue	$941,279	$847,983	$707,975

Operating income: (2) (3) (4)
Software products Segment	$451,715	$404,619	$369,108
Services Segment	19,770	15,903	11,267
Sales and marketing expenses (5)	(297,413)	(276,693)	(244,449)
General and administrative expenses (6)	(81,304)	(77,316)	(62,884)

Total operating income	$92,768	$66,513	$73,042

(1)	Maintenance revenue is included in Service Revenue in our consolidated statements of operations.

(2)	The operating income reported does not represent the total operating results for each operating segment as it does not contain an allocation of sales, marketing, corporate and general and administrative expenses incurred in support of the operating segments.

(3)	We recorded restructuring and other charges (credits) and in-process research and development charges of $15.9 million, $8.0 million and $(0.6) million in 2007, 2006 and 2005, respectively. In 2007, 2006 and 2005, Software Products included $5.4 million, $3.6 million and $(0.7) million, respectively; Services included $3.8 million, $1.1 million and $0.1 million, respectively; sales and marketing expenses included $5.2 million, $3.6 million and $0.7 million, respectively; and general and

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

administrative expenses included $1.5 million, $(0.3) million and $(0.7) million, respectively, of the restructuring and other charges (credits) and in-process research and development charges recorded in those respective periods.

(4)	As described in Note A, we adopted SFAS 123(R) on July 3, 2005. In 2007, 2006 and 2005, Software Products included $9.4 million, $10.8 million and $4.5 million, respectively; Services included $5.4 million, $5.4 million and $2.0 million, respectively; sales and marketing expenses included $9.0 million, $9.6 million and $5.1 million, respectively; and general and administrative expenses included $12.7 million, $12.4 million and $3.9 million, respectively, of stock-based compensation recorded in those periods.

(5)	Represents all sales and marketing expenses, including the related portion of restructuring and other charges.

(6)	Represents all corporate and general and administrative expenses, including the related portion of restructuring and other charges.

Data for the geographic regions in which we operate is presented below:

	Year ended September 30,
	2007	2006	2005
		Restated	Restated
		Note B	Note B
	(in thousands)

Revenue:
North America (1)	$365,002	$360,580	$271,974
Europe (2)	353,358	287,520	254,178
Asia-Pacific (3)	222,919	199,883	181,823

Total revenue	$941,279	$847,983	$707,975

Long-lived tangible assets:
North America	$40,001	$38,530	$40,931
Europe	6,128	5,604	5,536
Asia-Pacific	8,616	7,469	6,084

Total long-lived tangible assets	$54,745	$51,603	$52,551

(1)	Includes revenue in the United States totaling $347.0 million, $345.0 million and $261.7 million for 2007, 2006 and 2005, respectively.

(2)	Includes revenue in Germany totaling $111.8 million, $88.0 million and $77.5 million for 2007, 2006 and 2005, respectively.

(3)	Includes revenue in Japan totaling $97.3 million, $87.1 million and $95.1 million for 2007, 2006 and 2005, respectively.

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

O.	Subsequent Events

In the first quarter of 2008, we acquired Logistics Business Systems Ltd. (LBS), a provider of integrated logistics support solutions for the aerospace and defense and civil aviation industries, for approximately $16 million in cash. LBS was a privately held company based in Preston, UK.

In the first quarter of 2008, we entered into an agreement to acquire CoCreate Software GmbH, a provider of PLM and CAD modeling solutions, for approximately $250 million, net of cash acquired and excluding transaction fees. CoCreate is a privately held company based in Sindelfingen, Germany. The transaction is expected to close during the first quarter of 2008. On November 28, 2007, we borrowed $220 million under our existing revolving credit facility in connection with this planned acquisition.

In November 2007, we granted an aggregate of 831,368 shares of restricted stock to our executive officers. Of those shares, an aggregate of 477,830 with an intrinsic value at the time of grant of approximately $8.9 million were issued in connection with our Executive Incentive Performance Plan for the 2008 fiscal year performance period (the EIP Shares) and an aggregate of

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

354,038 shares with an intrinsic value at the time of grant of approximately $6.6 million were issued as part of our annual equity incentive program (Annual Shares). The EIP Shares and the Annual Shares are earned based on performance conditions established by the Compensation Committee of our Board of Directors on the grant date (the performance criteria). All of the shares are subject to service conditions. The restrictions on the EIP Shares will lapse based on achievement of the performance criteria on the later of November 9, 2008 or the date the Compensation Committee determines the extent to which the performance criteria have been achieved. The Annual Shares earned under the performance criteria are then subject to time-based restrictions that lapse as to substantially one-third of such shares on each of (i) the later of November 9, 2008 or the date the Compensation Committee determines the performance criteria have been achieved, (ii) November 9, 2009 and (iii) November 9, 2010.

In November 2007, we also issued an aggregate of 2,391,774 restricted stock units. Of those restricted stock units, (i) 88,215 with an intrinsic value at the time of grant of approximately $1.6 million are performance-based and were issued in connection with our employee management incentive plans for 2008 and will vest to the extent the performance criteria are achieved on the later of November 7, 2008 or the date the Compensation Committee determines the extent to which the performance criteria have been achieved, (ii) 760,277 with an intrinsic value at the time of grant of approximately $14.1 million were issued to employees as part of our annual equity incentive program and substantially all of which will vest in three equal installments on each of November 15, 2008, 2009 and 2010, and (iii) 1,543,282 with an intrinsic value at the time of grant of approximately $28.7 million were issued to employees as a special retention grant and will vest as to two-thirds of such restricted stock units on November 15, 2009 and as to the remaining restricted stock units on November 15, 2010.

P.	Restatement of Quarterly Financial Statements (unaudited)

The following tables set forth the effects for the quarters in 2007 and 2006 of the restatement described in Note B. Our restatement also includes an adjustment to correct our third quarter 2007 financial statements for the $10.4 million overstatement of reported net income, which resulted from tax errors detected in the fourth quarter of 2007 relating primarily to our release in the third quarter of a substantial portion of the valuation allowance for our U.S. net deferred tax assets.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2007 Quarters
	Third		Second		First
	Previously		Previously		Previously
Consolidated Balance Sheets	Reported	Restated	Reported	Restated	Reported	Restated
	(in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$259,956	$259,956	$238,027	$238,027	$147,341	$147,341
Accounts receivable	171,764	171,764	185,002	185,002	195,757	195,757
Prepaid expenses	26,995	26,995	24,779	24,779	21,001	21,001
Other current assets	52,960	52,960	65,907	65,907	58,314	58,314
Deferred tax assets	23,283	23,283	1,728	1,728	1,327	1,327

Total current assets	534,958	534,958	515,443	515,443	423,740	423,740
Property and equipment, net	55,358	55,358	52,284	52,284	52,441	52,441
Goodwill	245,733	245,733	262,936	262,936	263,585	263,585
Acquired intangible assets, net	81,632	81,632	79,256	79,256	79,796	79,796
Deferred tax assets	63,694	63,523	1,420	7,372	2,983	8,858
Other assets	69,986	69,986	68,844	68,844	74,142	74,142

Total assets	$1,051,361	$1,051,190	$980,183	$986,135	$896,687	$902,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,004	$19,004	$17,965	$17,965	$20,284	$20,284
Accrued expenses and other current liabilities	52,848	52,848	52,791	52,791	49,500	49,500
Accrued compensation and benefits	54,599	54,599	57,497	57,497	48,930	48,930
Accrued income taxes	9,816	8,511	10,259	8,954	9,426	8,121
Customer advances	—	38,020	—	39,510	—	38,999
Deferred revenue	223,151	223,151	240,475	240,475	196,014	196,014

Total current liabilities	359,418	396,133	378,987	417,192	324,154	361,848
Other liabilities	96,065	96,065	96,957	96,957	96,996	96,996
Deferred revenue	8,225	8,225	9,615	9,615	9,540	9,540
Commitments and contingencies
Stockholders’ equity:
Common stock	1,150	1,150	1,148	1,148	1,139	1,139
Additional paid-in capital	1,751,907	1,751,907	1,745,614	1,745,614	1,734,512	1,734,512
Accumulated deficit	(1,122,912)	(1,163,204)	(1,210,140)	(1,243,669)	(1,227,539)	(1,261,068)
Accumulated other comprehensive loss	(42,492)	(39,086)	(41,998)	(40,722)	(42,115)	(40,405)

Total stockholders’ equity	587,653	550,767	494,624	462,371	465,997	434,178

Total liabilities and stockholders’ equity	$1,051,361	$1,051,190	$980,183	$986,135	$896,687	$902,562

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2006 Quarters
	Fourth		Third		Second		First
	Previously		Previously		Previously		Previously
Consolidated Balance Sheets	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
	(in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$183,448	$183,448	$173,893	$173,893	$224,165	$224,165	$167,152	$167,152
Accounts receivable	181,008	181,008	163,165	163,165	149,731	149,731	155,113	155,113
Prepaid expenses	20,495	20,495	21,606	21,606	22,797	22,797	20,832	20,832
Other current assets	51,824	51,824	48,430	48,430	58,931	58,931	50,654	50,654
Deferred tax assets	1,341	1,341	1,565	1,565	1,568	1,568	1,677	1,677

Total current assets	438,116	438,116	408,659	408,659	457,192	457,192	395,428	395,428
Property and equipment, net	51,603	51,603	51,207	51,207	50,184	50,184	50,543	50,543
Goodwill	249,252	249,252	247,057	247,057	206,709	206,709	206,883	206,883
Acquired intangible assets, net	77,870	77,870	81,565	81,565	58,795	58,795	61,110	61,110
Deferred tax assets	3,205	9,148	2,833	8,641	2,678	8,228	2,482	7,340
Other assets	75,398	75,398	60,633	60,633	53,743	53,743	55,612	55,612

Total assets	$895,444	$901,387	$851,954	$857,762	$829,301	$834,851	$772,058	$776,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,109	$17,109	$20,007	$20,007	$15,116	$15,116	$15,177	$15,177
Accrued expenses and other current liabilities	52,128	52,128	45,048	45,048	41,712	41,712	46,133	46,133
Accrued compensation and benefits	72,632	72,632	55,664	55,664	50,215	50,215	44,361	44,361
Accrued income taxes	7,066	5,761	5,282	3,977	24,486	23,181	26,869	25,564
Customer advances	—	39,475	—	38,577	—	36,873	—	32,281
Deferred revenue	197,769	197,769	220,243	220,243	220,214	220,214	182,638	182,638

Total current liabilities	346,704	384,874	346,244	383,516	351,743	387,311	315,178	346,154
Other liabilities	97,413	97,413	100,667	100,667	101,771	101,771	101,921	101,921
Deferred revenue	13,228	13,228	11,995	11,995	12,331	12,331	13,457	13,457
Commitments and contingencies
Stockholders’ equity:
Common stock	1,119	1,119	1,115	1,115	1,113	1,113	1,110	1,110
Additional paid-in capital	1,723,570	1,723,570	1,708,543	1,710,823	1,697,327	1,699,607	1,685,720	1,688,000
Accumulated deficit	(1,242,692)	(1,276,221)	(1,268,415)	(1,303,200)	(1,285,291)	(1,319,114)	(1,296,042)	(1,325,672)
Accumulated other comprehensive loss	(43,898)	(42,596)	(48,195)	(47,154)	(49,693)	(48,168)	(49,286)	(48,054)

Total stockholders’ equity	438,099	405,872	393,048	361,584	363,456	333,438	341,502	315,384

Total liabilities and stockholders’ equity	$895,444	$901,387	$851,954	$857,762	$829,301	$834,851	$772,058	$776,916

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2007 Quarters(2)
	Third
	Previously
Consolidated Statements of Operations	Reported	Restated(1)
	(in thousands, except per share data)

Revenue:
License	$62,098	$62,098
Service	162,998	162,766

Total revenue	225,096	224,864

Costs and expenses:
Cost of license revenue	4,084	4,084
Cost of service revenue	67,673	67,673
Sales and marketing	74,573	74,573
Research and development	39,798	39,798
General and administrative	16,855	16,855
Amortization of acquired intangible assets	1,764	1,764
In-process research and development	544	544
Restructuring and other charges	—	—

Total costs and expenses	205,291	205,291

Operating income	19,805	19,573
Other income (expense), net	2,268	2,268

Income before income taxes	22,073	21,841
Provision for (benefit from) income taxes	(65,155)	(58,624)

Net income	$87,228	$80,465

Earnings per share—Basic	$0.77	$0.71
Earnings per share—Diluted	$0.74	$0.68

(1)	In addition to the restatement items described in Note B, our restatement includes an adjustment to correct our third quarter 2007 financial statements for the $10.4 million overstatement of reported net income, which resulted from tax errors detected in the fourth quarter of 2007 relating primarily to our release in the third quarter of a substantial portion of the valuation allowance for our U.S. net deferred tax assets.

(2)	Our consolidated statements of operations for the first and second quarters of 2007 were not affected by the restatement described in Note B.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2006 Quarters
	Fourth		Third		Second		First
	Previously		Previously		Previously		Previously
Consolidated Statements of Operations	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
	(in thousands, except per share data)

Revenue:
License	$84,608	$84,608	$65,711	$65,711	$54,614	$54,172	$58,527	$58,980
Service	160,894	159,689	150,993	149,854	145,580	141,097	133,991	133,872

Total revenue	245,502	244,297	216,704	215,565	200,194	195,269	192,518	192,852

Costs and expenses:
Cost of license revenue	4,031	4,031	2,995	2,995	1,889	1,889	3,303	3,303
Cost of service revenue	69,473	69,301	65,579	65,579	63,641	63,641	58,722	59,001
Sales and marketing	76,349	74,801	70,033	70,033	64,260	64,260	63,645	63,924
Research and development	39,861	39,480	36,905	36,905	35,989	35,989	34,583	34,583
General and administrative	22,107	21,928	18,038	18,038	18,039	18,039	19,629	19,629
Amortization of acquired intangible assets	1,782	1,782	1,646	1,646	1,288	1,288	1,358	1,358
In-process research and development	—	—	2,100	2,100	—	—	—	—
Restructuring and other charges	—	—	5,947	5,947	—	—	—	—

Total costs and expenses	213,603	211,323	203,243	203,243	185,106	185,106	181,240	181,798

Operating income	31,899	32,974	13,461	12,322	15,088	10,163	11,278	11,054
Other income (expense), net	956	956	840	840	804	804	1,099	1,099

Income before income taxes	32,855	33,930	14,301	13,162	15,892	10,967	12,377	12,153
Provision for (benefit from) income taxes	7,132	6,951	(2,575)	(2,752)	5,141	4,409	4,861	4,800

Net income	$25,723	$26,979	$16,876	$15,914	$10,751	$6,558	$7,516	$7,353

Earnings per share—Basic	$0.23	$0.24	$0.15	$0.14	$0.10	$0.06	$0.07	$0.07
Earnings per share—Diluted	$0.22	$0.24	$0.15	$0.14	$0.09	$0.06	$0.07	$0.07

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three months ended(1)
	December 31, 2005
	Previously
Consolidated Statements of Cash Flows	Reported	Restated

Cash flows from operating activities:
Net income	$7,516	$7,353
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	8,061	8,061
Stock-based compensation	9,664	9,664
Other non-cash costs (credits), net	642	581
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(4,720)	(4,720)
Accounts payable and accrued expenses	(5,222)	(4,664)
Customer advances	—	416
Accrued compensation and benefits	(23,464)	(23,464)
Deferred revenue	(8,947)	(9,697)
Accrued income taxes, net of income tax receivable	(2,673)	(2,673)
Other current assets and prepaid expense	2,579	2,579
Other noncurrent assets and liabilities	(4,903)	(4,903)

Net cash used by operating activities	(21,467)	(21,467)

Cash flows from investing activities:
Additions to property and equipment	(3,350)	(3,350)
Acquisitions of businesses, net of cash acquired	(10,675)	(10,675)

Net cash used by investing activities	(14,025)	(14,025)

Cash flows from financing activities:
Proceeds from issuance of common stock	832	832
Payments of withholding taxes in connection with settlement of restricted stock units	(102)	(102)
Tax benefit from stock-based awards	—	—
Payments of capital leases	(94)	(94)

Net cash provided by financing activities	636	636

Effect of exchange rate changes on cash and cash equivalents	(2,415)	(2,415)

Net decrease in cash and cash equivalents	(37,271)	(37,271)
Cash and cash equivalents, beginning of year	204,423	204,423

Cash and cash equivalents, end of year	$167,152	$167,152

(1)	Our consolidated statement of cash flows for the three months ended December 31, 2005 was not affected by the restatement described in Note B.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six months ended(1)
	April 1, 2006
	Previously
Consolidated Statements of Cash Flows	Reported	Restated

Cash flows from operating activities:
Net income	$18,267	$13,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,124	16,124
Stock-based compensation	19,204	19,204
Other non-cash costs (credits), net	1,057	264
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	5,721	5,721
Accounts payable and accrued expenses	(10,862)	(10,304)
Customer advances	—	5,341
Accrued compensation and benefits	(17,872)	(17,872)
Deferred revenue	21,311	20,561
Accrued income taxes, net of income tax receivable	(5,069)	(5,069)
Other current assets and prepaid expense	(437)	(437)
Other noncurrent assets and liabilities	(7,970)	(7,970)

Net cash provided by operating activities	39,474	39,474

Cash flows from investing activities:
Additions to property and equipment	(8,154)	(8,154)
Acquisitions of businesses, net of cash acquired	(10,675)	(10,675)

Net cash used by investing activities	(18,829)	(18,829)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,902	2,902
Payments of withholding taxes in connection with settlement of restricted stock units	(102)	(102)
Tax benefit from stock-based awards	—	—
Credit facility origination costs	(881)	(881)
Payments of capital leases	(220)	(220)

Net cash provided by financing activities	1,699	1,699

Effect of exchange rate changes on cash and cash equivalents	(2,602)	(2,602)

Net increase in cash and cash equivalents	19,742	19,742
Cash and cash equivalents, beginning of year	204,423	204,423

Cash and cash equivalents, end of year	$224,165	$224,165

(1)	Our consolidated statement of cash flows for the six months ended April 1, 2006 was not affected by the restatement described in Note B.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine months ended
	June 30, 2007		July 1, 2006
	Previously		Previously
Consolidated Statements of Cash Flows	Reported	Restated	Reported	Restated

Cash flows from operating activities:
Net income	$119,780	$113,017	$35,143	$29,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,882	28,882	24,809	24,809
Stock-based compensation	22,507	22,507	29,273	29,273
Provision for (benefit from) deferred income taxes	(65,516)	(58,985)	—	—
In-process research and development	544	544	2,100	2,100
Other non-cash costs (credits), net	834	834	1,958	988
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	33,483	33,483	637	637
Accounts payable and accrued expenses	(5,201)	(5,201)	(10,487)	(9,929)
Customer advances	—	232	—	6,480
Accrued compensation and benefits	(20,798)	(20,798)	(14,353)	(14,353)
Deferred revenue	21,454	21,454	21,679	20,929
Accrued income taxes, net of income tax receivable	(3,323)	(3,323)	(24,572)	(24,572)
Other current assets and prepaid expense	(3,150)	(3,150)	4,411	4,411
Other noncurrent assets and liabilities	(14,424)	(14,424)	(17,135)	(17,135)

Net cash provided by operating activities	115,072	115,072	53,463	53,463

Cash flows from investing activities:
Additions to property and equipment	(17,139)	(17,139)	(13,065)	(13,065)
Acquisitions of businesses, net of cash acquired	(24,546)	(24,546)	(75,084)	(75,084)
Acquisition of remaining equity interest in a controlled subsidiary	(3,972)	(3,972)	—	—

Net cash used by investing activities	(45,657)	(45,657)	(88,149)	(88,149)

Cash flows from financing activities:
Proceeds from issuance of common stock	13,875	13,875	4,052	4,052
Payments of withholding taxes in connection with settlement of restricted stock units	(6,496)	(6,496)	(102)	(102)
Repurchase of common stock	(1,809)	(1,809)	—	—
Tax benefit from stock-based awards	292	292	—	—
Credit facility origination costs	—	—	(897)	(897)
Payments of capital leases	(369)	(369)	(323)	(323)

Net cash provided by financing activities	5,493	5,493	2,730	2,730

Effect of exchange rate changes on cash and cash equivalents	1,600	1,600	1,426	1,426

Net increase (decrease) in cash and cash equivalents	76,508	76,508	(30,530)	(30,530)
Cash and cash equivalents, beginning of year	183,448	183,448	204,423	204,423

Cash and cash equivalents, end of year	$259,956	$259,956	$173,893	$173,893

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Parametric Technology Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Parametric Technology Corporation and its subsidiaries at September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the accounting for income taxes existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in “Management’s Annual Report on Internal Control over Financial Reporting” appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note A to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation as of July 3, 2005. As discussed in Note M to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective September 30, 2007.

As discussed in Note B to the consolidated financial statements, the Company has restated its 2006 and 2005 consolidated financial statements.

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

/s/  PricewaterhouseCoopers LLP

Boston, Massachusetts
November 29, 2007