Form 10-Q/A
period 2006-12-30
PARAMETRIC TECHNOLOGY CORP
filed 2007-12-11
CIK 857005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1
TO
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

EXPLANATORY NOTE
Items Amended by this Form 10-Q/A
This Amendment No. 1 (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2006 as originally filed with the Securities and Exchange Commission (“SEC”) on February 8, 2007 (the “Original Form 10-Q”) amends certain sections of the Original Form 10-Q to reflect the restatement of our unaudited consolidated financial statements (and related disclosures) as of December 30, 2006 and September 30, 2006 and for the three months ended December 31, 2005 described below. With this Form 10-Q/A, we are amending:
•	Part I, Item 1 “Unaudited Financial Statements;”

•	Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” and

•	Part I, Item 4 “Controls and Procedures.”
This Form 10-Q/A also includes updated certifications from our Chief Executive Officer and Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  The updated certifications are included in this Form 10-Q/A as Exhibits 31.1, 31.2 and 32.
This Form 10-Q/A makes only the changes described above and does not modify or update such items in any other respect, or any other items or disclosures presented in the Original Form 10-Q. Further, this Form 10-Q/A does not reflect any other events occurring after February 8, 2007, the date we filed the Original Form 10-Q.  Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC since the filing date of the Original Form 10-Q, including our Current Reports on Form 8-K, our Annual Report on Form 10-K for the year ended September 30, 2007, and the amendments to our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2007 and June 30, 2007.
Restatement of Prior Period Financial Statements
In our Annual Report on Form 10-K for fiscal 2007, filed on November 29, 2007, we restated our consolidated financial statements as of September 30, 2006 and for the years ended September 30, 2006 and 2005 as well as our consolidated financial statements (excluding footnotes) for the quarterly periods in fiscal 2007 and 2006, as included in Item 8 – “Financial Statements and Supplementary Data.”  With the filing of this Form 10-Q/A, we are concurrently filing amendments to our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2007 and June 30, 2007, as originally filed with the SEC, to restate our unaudited financial statements and related financial information for those periods and the comparative 2006 periods for the effects of the restatement.
We do not intend to file any other amended Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement. For this reason, the Consolidated Financial Statements and related financial information contained in any of our filings with the SEC prior to November 29, 2007 should no longer be relied upon.
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
The results of the investigation indicate that during the period 2001 to 2006, an employee of Toshiba Corporation initiated purchases of both software and services from our subsidiary in Japan, PTC Japan K.K. (“PTC Japan”). Many of these purchases were completed through a third party trading company that procured the software and services on Toshiba’s behalf. The transactions were supported by orders that were signed by employees of Toshiba and the third party trading company. PTC Japan delivered the items for which revenue was recorded and was paid for the orders in question. The Toshiba employee also allegedly entered into a series of financing agreements with third party leasing

i

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
To effect the restatement of revenue associated with the transactions placed by the Toshiba employee, we reduced previously recorded revenue by approximately $8 million in fiscal 2006, $15 million in fiscal 2005, $9 million in fiscal 2004, $2 million in fiscal 2003 and $7 million in prior years, and recorded related income tax effects. We did not make any adjustments to the costs incurred in connection with these transactions due to the uncertainty regarding our ultimate ability to retain the advances received for these transactions and our belief that all such costs are unrecoverable. Upon restatement, the revenue reversed from those prior periods was deferred and classified as Customer Advances in our consolidated balance sheets. That liability (which totaled $39.0 million and $39.5 million at December 30, 2006 and September 30, 2006, respectively, after the effects of foreign currency movements) will remain recorded until the rights and obligations of the several companies connected with the Toshiba transactions are resolved. To the extent that matters are resolved in our favor, we will reduce Customer Advances and record revenue or other income at that time.
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
Summary of the Restatement Effects
A summary of the cumulative revenue and net income effects of the restatement on our consolidated financial statements is as follows:

	Year ended September 30,
	2006	2005	2004	2003	Prior Years
	(in thousands, except per share data)
Revenue, as previously reported	$854,918	$720,719	$660,029	$671,940
Adjustments	(6,935)	(12,744)	(8,361)	(2,487)	$(10,506)

Revenue, as restated	$847,983	$707,975	$651,668	$669,453

Net income (loss), as previously reported	$60,866	$83,592	$34,813	$(98,280)
Adjustments	(4,062)	(10,405)	(3,228)	(2,907)	$(12,927)

Net income (loss), as restated	$56,804	$73,187	$31,585	$(101,187)

Earnings (loss) per share—Diluted, as previously reported	$0.54	$0.75	$0.32	$(0.93)
Adjustments	(0.04)	(0.10)	(0.03)	(0.03)

Earnings (loss) per share—Diluted, as restated	$0.50	$0.65	$0.29	$(0.96)

The adjustments made as a result of the restatement are more fully described in Note 2 to our consolidated financial statements included in Part I, Item 1 “Unaudited Financial Statements” of this Form 10-Q/A.

ii

PARAMETRIC TECHNOLOGY CORPORATION
INDEX TO FORM 10-Q/A
For the Quarter Ended December 30, 2006

iii

PART I—FINANCIAL INFORMATION
PARAMETRIC TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	December 30,	September 30,
	2006	2006
	Restated	Restated
	Note 2	Note 2
ASSETS
Current assets:
Cash and cash equivalents	$147,341	$183,448
Accounts receivable, net of allowance for doubtful accounts of $3,698 and $4,900 at December 30, 2006 and September 30, 2006, respectively	195,757	181,008
Prepaid expenses	21,001	20,495
Other current assets (Note 1)	58,314	51,824
Deferred tax assets	1,327	1,341

Total current assets	423,740	438,116
Property and equipment, net	52,441	51,603
Goodwill	263,585	249,252
Acquired intangible assets, net	79,796	77,870
Deferred tax assets	8,858	9,148
Other assets	74,142	75,398

Total assets	$902,562	$901,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,284	$17,109
Accrued expenses and other current liabilities	49,500	52,128
Accrued compensation and benefits	48,930	72,632
Accrued income taxes	8,121	5,761
Customer advances (Note 2)	38,999	39,475
Deferred revenue (Note 1)	196,014	197,769

Total current liabilities	361,848	384,874
Other liabilities (Note 3)	96,996	97,413
Deferred revenue (Note 1)	9,540	13,228

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 113,946 and 111,880 shares issued and outstanding at December 30, 2006 and September 30, 2006, respectively	1,139	1,119
Additional paid-in capital	1,734,512	1,723,570
Accumulated deficit	(1,261,068)	(1,276,221)
Accumulated other comprehensive loss	(40,405)	(42,596)

Total stockholders’ equity	434,178	405,872

Total liabilities and stockholders’ equity	$902,562	$901,387

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended
	December 30,	December 31,
	2006	2005
		Restated
		Note 2
Revenue:
License	$66,588	$58,980
Service	155,079	133,872

Total revenue	221,667	192,852

Costs and expenses:
Cost of license revenue	3,560	3,303
Cost of service revenue	68,568	59,001
Sales and marketing	69,561	63,924
Research and development	37,984	34,583
General and administrative	18,923	19,629
Amortization of acquired intangible assets	2,088	1,358

Total costs and expenses	200,684	181,798

Operating income	20,983	11,054
Other income (expense), net	780	1,099

Income before income taxes	21,763	12,153
Provision for income taxes	6,610	4,800

Net income	$15,153	$7,353

Earnings per share—Basic (Note 5)	$0.14	$0.07
Earnings per share—Diluted (Note 5)	$0.13	$0.07
Weighted average shares outstanding—Basic	111,830	109,485
Weighted average shares outstanding—Diluted	117,283	112,671
The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	December 30,	December 31,
	2006	2005
		Restated
		Note 2
Cash flows from operating activities:
Net income	$15,153	$7,353
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	9,536	8,061
Stock-based compensation	8,630	9,664
Other non-cash costs (credits), net	69	581
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(8,302)	(4,720)
Accounts payable and accrued expenses	(1,786)	(4,664)
Customer advances	—	416
Accrued compensation and benefits	(25,818)	(23,464)
Deferred revenue	(14,895)	(9,697)
Accrued income taxes	2,735	(2,673)
Other current assets and prepaid expenses	639	2,579
Other noncurrent assets and liabilities	(2,299)	(4,903)

Net cash used by operating activities	(16,338)	(21,467)

Cash flows from investing activities:
Additions to property and equipment	(6,345)	(3,350)
Acquisitions of businesses, net of cash acquired	(17,639)	(10,675)

Net cash used by investing activities	(23,984)	(14,025)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,788	832
Payments of withholding taxes in connection with settlement of restricted stock units	(5,549)	(102)
Tax benefit from stock-based awards	94	—
Payments of capital lease obligations	(121)	(94)

Net cash provided by financing activities	2,212	636

Effect of exchange rate changes on cash and cash equivalents	2,003	(2,415)

Net decrease in cash and cash equivalents	(36,107)	(37,271)
Cash and cash equivalents, beginning of period	183,448	204,423

Cash and cash equivalents, end of period	$147,341	$167,152

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended
	December 30,	December 31,
	2006	2005
	Restated	Restated
	Note 2	Note 2
Net income	$15,153	$7,353

Other comprehensive income (loss), net of tax provision (benefit):
Foreign currency translation adjustment, net of tax of $0	2,216	405
Change in unrealized gain on investment securities, net of tax of $0	(25)	327

Other comprehensive income	2,191	732

Comprehensive income	$17,344	$8,085

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Parametric Technology Corporation (PTC) and its wholly owned subsidiaries and have been prepared by management in accordance with accounting principles generally accepted in the United States of America and in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. While we believe that the disclosures presented are adequate to make the information not misleading, these unaudited quarterly financial statements should be read in conjunction with our 2006 annual consolidated financial statements and related notes (as restated) included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. A reclassification of $5.3 million and $5.7 million from accounts payable to accrued expenses and other current liabilities has been made in the December 30, 2006 and September 30, 2006 consolidated balance sheets, respectively, for consistent presentation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair statement of our financial position, results of operations and cash flows at the dates and for the periods indicated. Unless otherwise indicated, all references to a year reflect our fiscal year, which ends on September 30. The year-end consolidated balance sheet is derived from our audited financial statements.
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
2. Restatement of Consolidated Financial Statements
In this Form 10-Q/A, we are restating our consolidated balance sheets as of December 30, 2006 and September 30, 2006, our consolidated statement of operations and cash flows for the quarter ended December 31, 2005, and our consolidated statements of comprehensive income for the quarters ended December 30, 2006 and December 31, 2005, as well as all related footnotes.
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
To effect the restatement of revenue associated with the transactions placed by the Toshiba employee (the “Revenue Adjustment”), we reduced previously recorded revenue by $7.7 million in fiscal 2006, $15.5 million in fiscal 2005, $8.5 million in fiscal 2004, $2.1 million in fiscal 2003 and $7.1 million in prior years, and recorded related income tax effects. We did not make any adjustments to the costs incurred in connection with these transactions due to the uncertainty regarding our ultimate ability to retain the advances received for these transactions and our belief that all such costs are unrecoverable. Upon restatement, the revenue reversed from those prior periods was deferred and classified as Customer Advances in our consolidated balance sheets. That liability (which totaled $39.0 million and $39.5 million at December 30, 2006 and September 30, 2006, respectively, after the effects of foreign currency movements) will remain recorded until the rights and obligations of the several companies connected with the Toshiba transactions are resolved. To the extent that matters are resolved in our favor, we will reduce Customer Advances and record revenue or other income at that time.
Our restatement of prior period financial statements also includes adjustments for other previously identified errors that we had corrected in the periods they became known to us rather than in the periods in which they originated because we believed that the amounts of such errors, individually and in the aggregate, were not material to our financial statements for the affected periods. In this restatement, we have now recorded those corrections in the periods in which each error originated. Such adjustments (the “Other Adjustments”), which have been tax effected, primarily relate to (i) deferring or reversing revenue for certain customer orders in the Asia-Pacific region and (ii) reversing an income tax reserve that was unwarranted when established.

The following tables present the effect of the restatement adjustments by financial statement line item for our consolidated balance sheets as of December 30, 2006 and September 30, 2006, our consolidated statements of operations and cash flows for the quarter ended December 31, 2005, and our consolidated statements of comprehensive income for the three months ended December 30, 2006 and December 31, 2005:

	December 30, 2006
		Revenue	Other
Consolidated Balance Sheet	As Reported	Adjustment	Adjustments(1)	Restated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$147,341	$—	$—	$147,341
Accounts receivable	195,757	—	—	195,757
Prepaid expenses	21,001	—	—	21,001
Other current assets	58,314	—	—	58,314
Deferred tax assets	1,327	—	—	1,327

Total current assets	423,740	—	—	423,740
Property and equipment, net	52,441	—	—	52,441
Goodwill	263,585	—	—	263,585
Acquired intangible assets, net	79,796	—	—	79,796
Deferred tax assets	2,983	5,875	—	8,858
Other assets	74,142	—	—	74,142

Total assets	$896,687	$5,875	$—	$902,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,284	$—	$—	$20,284
Accrued expenses and other current liabilities	49,500	—	—	49,500
Accrued compensation and benefits	48,930	—	—	48,930
Accrued income taxes	9,426	—	(1,305)	8,121
Customer advances	—	38,999	—	38,999
Deferred revenue	196,014	—	—	196,014

Total current liabilities	324,154	38,999	(1,305)	361,848
Other liabilities	96,996	—	—	96,996
Deferred revenue	9,540	—	—	9,540
Stockholders’ equity:
Common stock	1,139	—	—	1,139
Additional paid-in capital	1,734,512	—	—	1,734,512
Accumulated deficit	(1,227,539)	(34,834)	1,305	(1,261,068)
Accumulated other comprehensive loss	(42,115)	1,710	—	(40,405)

Total stockholders’ equity	465,997	(33,124)	1,305	434,178

Total liabilities and stockholders’ equity	$896,687	$5,875	$—	$902,562

(1)	Consists of the effect of the correction we made in 2007 to reverse an income tax reserve that was unwarranted when established in 2004.

	September 30, 2006
		Revenue	Other
Consolidated Balance Sheet	As Reported	Adjustment	Adjustments(1)	Restated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$183,448	$—	$—	$183,448
Accounts receivable	181,008	—	—	181,008
Prepaid expenses	20,495	—	—	20,495
Other current assets	51,824	—	—	51,824
Deferred tax assets	1,341	—	—	1,341

Total current assets	438,116	—	—	438,116
Property and equipment, net	51,603	—	—	51,603
Goodwill	249,252	—	—	249,252
Acquired intangible assets, net	77,870	—	—	77,870
Deferred tax assets	3,205	5,943	—	9,148
Other assets	75,398	—	—	75,398

Total assets	$895,444	$5,943	$—	$901,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,109	$—	$—	$17,109
Accrued expenses and other current liabilities	52,128	—	—	52,128
Accrued compensation and benefits	72,632	—	—	72,632
Accrued income taxes	7,066	—	(1,305)	5,761
Customer advances	—	39,475	—	39,475
Deferred revenue	197,769	—	—	197,769

Total current liabilities	346,704	39,475	(1,305)	384,874
Other liabilities	97,413	—	—	97,413
Deferred revenue	13,228	—	—	13,228
Stockholders’ equity:
Common stock	1,119	—	—	1,119
Additional paid-in capital	1,723,570	—	—	1,723,570
Accumulated deficit	(1,242,692)	(34,834)	1,305	(1,276,221)
Accumulated other comprehensive loss	(43,898)	1,302	—	(42,596)

Total stockholders’ equity	438,099	(33,532)	1,305	405,872

Total liabilities and stockholders’ equity	$895,444	$5,943	$—	$901,387

(1)	Consists of the effect of the correction we made in 2007 to reverse an income tax reserve that was unwarranted when established in 2004.

	Three months ended December 31, 2005 (1)
		Revenue	Other
Consolidated Statement of Operations	As Reported	Adjustment	Adjustments(2)	Restated
	(in thousands, except per share data)
Revenue:
License	$58,527	$—	$453	$58,980
Service	133,991	(416)	297	133,872

Total revenue	192,518	(416)	750	192,852

Costs and expenses:
Cost of license revenue	3,303	—	—	3,303
Cost of service revenue	58,722	—	279	59,001
Sales and marketing	63,645	—	279	63,924
Research and development	34,583	—	—	34,583
General and administrative	19,629	—	—	19,629
Amortization of acquired intangible assets	1,358	—	—	1,358

Total costs and expenses	181,240	—	558	181,798

Operating income (loss)	11,278	(416)	192	11,054
Other income (expense), net	1,099	—	—	1,099

Income (loss) before income taxes	12,377	(416)	192	12,153
Provision for (benefit from) income taxes	4,861	(61)	—	4,800

Net income (loss)	$7,516	$(355)	$192	$7,353

Earnings per share—Basic	$0.07			$0.07
Earnings per share—Diluted	$0.07			$0.07

(1)	Our consolidated statement of operations for the three months ended December 30, 2006 was not affected by the restatement.

(2)	Consists of the reversal of the corrections we made in 2006 of $0.8 million for revenue erroneously recorded from 2002 to 2004 in the Asia-Pacific region as well as the reversal of related legal reserves recorded in 2004, net of the related income tax effects of these two items, which was $0 because of our full valuation allowance against net deferred tax assets.

	Three months ended December 31, 2005(1)
		Revenue	Other
Consolidated Statement of Cash Flows	As Reported	Adjustment	Adjustments	Restated
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$7,516	$(355)	$192	$7,353
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Stock-based compensation	9,664	—	—	9,664
Depreciation and amortization	8,061	—	—	8,061
Other non-cash costs (credits), net	642	(61)	—	581
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(4,720)	—	—	(4,720)
Accounts payable and accrued expenses	(5,222)	—	558	(4,664)
Customer advances	—	416	—	416
Accrued compensation and benefits	(23,464)	—	—	(23,464)
Deferred revenue	(8,947)	—	(750)	(9,697)
Accrued income taxes, net of income tax receivable	(2,673)	—	—	(2,673)
Other current assets and prepaid expenses	2,579	—	—	2,579
Other noncurrent assets and liabilities	(4,903)	—	—	(4,903)

Net cash used by operating activities	(21,467)	—	—	(21,467)

Cash flows from investing activities:
Additions to property and equipment	(3,350)	—	—	(3,350)
Acquisitions of businesses, net of cash acquired	(10,675)	—	—	(10,675)

Net cash used by investing activities	(14,025)	—	—	(14,025)

Cash flows from financing activities:
Proceeds from issuance of common stock	832	—	—	832
Payments of withholding taxes in connection with settlement of restricted stock units	(102)	—	—	(102)
Payments of capital lease obligations	(94)	—	—	(94)

Net cash provided by financing activities	636	—	—	636

Effect of exchange rate changes on cash and cash equivalents	(2,415)	—	—	(2,415)

Net decrease in cash and cash equivalents	(37,271)	—	—	(37,271)
Cash and cash equivalents, beginning of period	204,423	—	—	204,423

Cash and cash equivalents, end of period	$167,152	$—	$—	$167,152

(1)	Our consolidated statement of cash flows for the three months ended December 30, 2006 was not affected by the restatement.

	Three months ended December 30, 2006
		Revenue	Other
Consolidated Statement of Comprehensive Income	As Reported	Adjustment	Adjustments	Restated
	(in thousands)
Comprehensive income (loss):
Net income	$15,153	$—	$—	$15,153

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0	1,808	408	—	2,216
Change in unrealized gain on investment securities, net of tax of $0	(25)	—	—	(25)

Other comprehensive income	1,783	408	—	2,191

Comprehensive income	$16,936	$408	$—	$17,344

	Three months ended December 31, 2005
		Revenue	Other
Consolidated Statement of Comprehensive Income	As Reported	Adjustment	Adjustments	Restated
	(in thousands)
Comprehensive income (loss):
Net income (loss)	$7,516	$(355)	$192	$7,353

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0	(579)	984	—	405
Change in unrealized gain on investment securities, net of tax of $0	327	—	—	327

Other comprehensive income (loss)	(252)	984	—	732

Comprehensive income	$7,264	$629	$192	$8,085

3. Restructuring and Other Charges
There were no restructuring and other charges recorded in the first quarters of 2007 and 2006.
The following table summarizes restructuring accrual activity for the three months ended December 30, 2006:

	Employee	Facility
	Severance	Closures
	and Related	and Other
	Benefits	Costs	Total
	(in thousands)
Balance, September 30, 2006	$1,084	$21,293	$22,377
Cash disbursements	(142)	(1,399)	(1,541)
Foreign exchange impact	32	75	107

Balance, December 30, 2006	$974	$19,969	$20,943

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

4. Stock-based Compensation
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

5. Common Stock and Earnings Per Share (EPS)
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
		Restated
		Note 2
	(in thousands, except
	per share data)
Net income	$15,153	$7,353

Weighted average shares outstanding—Basic	111,830	109,485
Dilutive effect of employee stock options, restricted shares and restricted stock units	5,453	3,186

Weighted average shares outstanding—Diluted	117,283	112,671

Earnings per share—Basic	$0.14	$0.07
Earnings per share—Diluted	$0.13	$0.07
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

6. Acquisitions
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
7. Goodwill and Acquired Intangible Assets
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

The changes in the carrying amounts of goodwill and intangible assets with indefinite lives at December 30, 2006 from September 30, 2006 are due to the impact of acquisitions (described in Note 6) and to foreign currency translation adjustments related to those asset balances that are recorded in non-U.S. currencies.
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

8. Recent Accounting Pronouncements
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

9. Segment Information
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
		Restated
		Note 2
	(in thousands)
Revenue:
Software Products segment:
License:
Desktop solutions	$43,330	$36,097
Enterprise solutions	23,258	22,883

Total software products license revenue	66,588	58,980

Maintenance: (1)
Desktop solutions	81,369	73,020
Enterprise solutions	19,215	16,330

Total software products maintenance revenue	100,584	89,350

Total software products revenue	167,172	148,330

Services segment:
Desktop solutions	19,561	16,871
Enterprise solutions	34,934	27,651

Total services revenue	54,495	44,522

Total revenue:
Desktop solutions	144,260	125,988
Enterprise solutions	77,407	66,864

Total revenue	$221,667	$192,852

Operating income (loss): (2)
Software Products segment	$108,316	$94,916
Services segment	1,151	(309)
Sales and marketing expenses	(69,561)	(63,924)
General and administrative expenses	(18,923)	(19,629)

Total operating income	$20,983	$11,054

(1)	Maintenance revenue is included in Service Revenue in the consolidated statements of operations.

(2)	The operating income (loss) reported for each operating segment does not represent the total operating results as it does not contain an allocation of sales, marketing, corporate and general and administrative expenses incurred in support of the operating segments.

Data for the geographic regions in which we operate is presented below:

	Three months ended
	December 30,	December 31,
	2006	2005
		Restated
		Note 2
	(in thousands)
Revenue:
North America (1)	$86,481	$75,855
Europe (2)	82,743	75,037
Asia-Pacific (3)	52,443	41,960

Total revenue	$221,667	$192,852

(1)	Includes revenue in the United States totaling $82.5 million and $72.6 million for the three months ended December 30, 2006 and December 31, 2005, respectively.

(2)	Includes revenue in Germany and France totaling $24.8 million and $18.8 million, respectively, for the three months ended December 30, 2006 and $20.0 million and $22.6 million, respectively, for the three months ended December 31, 2005.

(3)	Includes revenue in Japan totaling $24.5 million and $19.3 million for the three months ended December 30, 2006 and December 31, 2005, respectively.
Total long-lived tangible assets by geographic region have not changed significantly since September 30, 2006.
10. Income Taxes
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
11. Commitments and Contingencies
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
To effect the restatement of revenue associated with the transactions placed by the Toshiba employee, we reduced previously recorded revenue by approximately $8 million in fiscal 2006, $15 million in fiscal 2005, $9 million in fiscal 2004, $2 million in fiscal 2003 and $7 million in prior years, and recorded related income tax effects. We did not make any adjustments to the costs incurred in connection with these transactions due to the uncertainty regarding our ultimate ability to retain the advances received for these transactions and our belief that all such costs are unrecoverable. Upon restatement, the revenue reversed from those prior periods was deferred and classified as Customer Advances in our consolidated balance sheets. That liability (which totaled $39.0 million and $39.5 million at December 30, 2006 and September 30, 2006, respectively, after the effects of foreign currency movements) will remain recorded until the rights and obligations of the several companies connected with the Toshiba transactions are resolved. To the extent that matters are resolved in our favor, we will reduce Customer Advances and record revenue or other income at that time.
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
Summary of the Restatement Effects
A summary of the cumulative revenue and net income effects of the restatement on our consolidated financial statements is as follows:

		Year ended September 30,
	2006	2005	2004	2003	Prior Years
		(in thousands, except per share data)
Revenue, as previously reported	$854,918	$720,719	$660,029	$671,940
Adjustments	(6,935)	(12,744)	(8,361)	(2,487)	$(10,506)

Revenue, as restated	$847,983	$707,975	$651,668	$669,453

Net income (loss), as previously reported	$60,866	$83,592	$34,813	$(98,280)
Adjustments	(4,062)	(10,405)	(3,228)	(2,907)	$(12,927)

Net income (loss), as restated	$56,804	$73,187	$31,585	$(101,187)

Earnings (loss) per share—Diluted, as previously reported	$0.54	$0.75	$0.32	$(0.93)
Adjustments	(0.04)	(0.10)	(0.03)	(0.03)

Earnings (loss) per share—Diluted, as restated	$0.50	$0.65	$0.29	$(0.96)

The restatement had no effect on previously reported cash balances or on the amounts of net cash flows from operating, investing and financing activities. The adjustments made as a result of the restatement are more fully described in Note 2 to our consolidated financial statements included in Part I, Item 1 “Unaudited Financial Statements” of this Form 10-Q/A. Our assessment of the effectiveness of our disclosure controls and procedures is included in Part I, Item 4 “Controls and Procedures” of this Form 10-Q/A.

Disclosure Amended by this Form 10-Q/A
All amounts referenced to December 30, 2006, September 30, 2006 and December 31, 2005 in the following discussion reflect the balances and amounts on a restated basis. Also, comparisons of the first quarters of 2007 and 2006 to any other quarters have been revised from those included in our Original Form 10-Q as necessary to reflect the restated information.
This Form 10-Q/A modifies only the disclosures described in the preceding paragraph to reflect the restatement and does not modify or update such disclosures in any other respect, or any other disclosures presented in the Original Form 10-Q. Further, this Form 10-Q/A does not reflect any other events occurring after February 8, 2007, the date we filed the Original Form 10-Q. We specifically note that we have not updated any forward-looking statements or our Risk Factors to reflect events occurring after the date we filed the Original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC since the filing date of the Original Form 10-Q, including our Current Reports on Form 8-K, our Annual Report on Form 10-K for the year ended September 30, 2007, and the amendments to our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2007 and June 30, 2007.
Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q about our anticipated financial results and growth, as well as about the development of our products and markets, are forward-looking statements that are subject to the inherent uncertainties in predicting future results and conditions. Risks and uncertainties that could cause actual results to differ materially from those projected include the following: our ability to increase revenues or successfully execute strategic initiatives and other business initiatives while containing costs; our ability to optimize our sales and services coverage and productivity through, among other means, effective use and management of our internal resources in combination with our resellers and other strategic partners and appropriate investment in our distribution channel; our ability to successfully integrate and achieve both revenue and earnings growth from newly acquired businesses; our ability to successfully differentiate our products and services from those of our competitors and to effectively pursue opportunities within the small and medium-size business market and with strategic larger accounts; our ability to successfully help our customers expand their product development technology infrastructure to a more robust PLM product development system in order to further their global product development initiatives; as well as other risks and uncertainties referenced in Part II, Item 1A “Risk Factors” of this report.
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

	Three months ended
	December 30,	Percent	December 31,
	2006	Change	2005
	(Dollar amounts in millions)
Total revenue	$221.7	15%	$192.9
Total costs and expenses	200.7	10%	181.8

Operating income	21.0	90%	11.1
Other income (expense), net	0.8		1.1

Income before income taxes	21.8		12.2
Provision for income taxes	6.6		4.8

Net income	$15.2	106%	$7.4

Revenue for the first quarter of 2007 reflects the following:
•	A 15% increase in total revenue to $221.7 million for the first quarter of 2007 from $192.9 million for the first quarter of 2006 (on a consistent foreign currency basis, compared to the year-ago period, total revenue for the first quarter of 2007 increased 12%).

•	A 13% increase in license revenue to $66.6 million for the first quarter of 2007 from $59.0 million for the first quarter of 2006.
•	A 16% increase in service revenue to $155.1 million for the first quarter of 2007 from $133.9 million for the first quarter of 2006.
Revenue by product category for the first quarter of 2007 reflects the following:
•	A 16% increase in Enterprise Solutions revenue to $77.4 million for the first quarter of 2007 from $66.9 million for the first quarter of 2006.
•	A 15% increase in Desktop Solutions revenue to $144.3 million for the first quarter of 2007 from $126.0 million for the first quarter of 2006.
Total costs and expenses reflect increases in our operating cost structure from acquisitions and from measured increases to support our revenue growth.
The increase in net income in the first quarter of 2007 compared to 2006 reflects improved operating margin contributions from increased revenue year over year.
The following table shows certain consolidated financial data as a percentage of our total revenue for the first quarters of 2007 and 2006:

	Three months ended
	December 30,	December 31,
	2006	2005
Revenue:
License	30%	31%
Service	70	69

Total revenue	100	100

Costs and expenses:
Cost of license revenue	2	2
Cost of service revenue	31	31
Sales and marketing	31	33
Research and development	17	18
General and administrative	9	10
Amortization of acquired intangible assets	1	—

Total costs and expenses	91	94

Operating income	9	6
Other income (expense), net	1	—

Income before income taxes	10	6
Provision for income taxes	3	2

Net income	7%	4%

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

	Three months ended
	December 30,	Percent	December 31,
	2006	Change	2005
	(Dollar amounts in millions)
License revenue	$66.6	13%	$59.0
Service revenue:
Maintenance revenue	100.6	13%	89.4
Consulting and training service revenue	54.5	22%	44.5

Total service revenue	155.1	16%	133.9

Total revenue	$221.7	15%*	$192.9

Revenue by product category:
Enterprise solutions revenue	$77.4	16%	$66.9
Desktop solutions revenue	144.3	15%	126.0
Revenue by geography:
North America	$86.5	14%	$75.9
Europe	82.8	10%*	75.0
Asia-Pacific	52.4	25%*	42.0

*	On a consistent foreign currency basis from the comparable year-ago period, in the first quarter of 2007 total revenue increased 12%, revenue in Europe increased 3%, and revenue in Asia-Pacific increased 26%.
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
License Revenue. License revenue accounted for 30% and 31% of total revenue in the first quarter of 2007 and 2006, respectively. The growth in license revenue for the first quarter of 2007 compared to the first quarter of 2006 was primarily due to organic growth in Desktop Solutions (including contributions from our reseller channel) and contributions from Mathsoft products and also reflected organic growth in Enterprise Solutions license revenue.
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
Revenue by Geography. We derived 61% of our total revenue from sales to customers outside North America in the first quarter of both 2007 and 2006. Total revenue growth in North America was primarily due to organic growth and contributions from the recently acquired Mathsoft business, whose revenues were concentrated in that region. North American revenue performance reflects positive results from our strategic account program and from our indirect channel. The increase in European revenue in the first quarter of 2007 compared to the first quarter of 2006 was due primarily to strong performance in Desktop Solutions and contributions from the Mathsoft and ITEDO acquisitions, and was favorably impacted by foreign currency exchange rates. Also, European revenue for the first quarter of 2006 included a significant customer transaction completed in that region. Revenue performance in Asia-Pacific for the first quarter of 2007 compared to the first quarter of 2006 reflected a 24% increase in revenue in the Pacific Rim and a 27% increase in revenue in Japan. The revenue increase in Japan in the first quarter of 2007 included revenue from a relatively large customer transaction. We believe that the growth in Asia-Pacific reflects better execution after strategic and organizational changes we made in that region in 2006 and improved market opportunity in the Pacific-Rim. While revenue increased in Japan in the first quarter of 2007, we do not expect revenue in Japan to increase for the remainder of 2007 at the rate it did in the first quarter of 2007.
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
Enterprise Solutions Revenue
The following table shows our Enterprise Solutions software license revenue and service revenue for the periods stated.

	Three months ended
	December 30,	Percent	December 31,
	2006	Change	2005
	(Dollar amounts in millions)
Enterprise Solutions:
License revenue	$23.3	2%	$22.9
Service revenue
Maintenance revenue	19.2	18%	16.3
Consulting and training service revenue	34.9	26%	27.7

Total service revenue	54.1	23%	44.0

Total revenue	$77.4	16%	$66.9

Total revenue from our Enterprise Solutions software and related services was 35% of our total revenue in both the first quarter of 2007 and 2006. The increase in Enterprise Solutions revenue in the first quarter of 2007 compared to the first quarter of 2006 was due primarily to:
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
Desktop Solutions Revenue
The following table shows our Desktop Solutions software license revenue and service revenue for the periods stated.

	Three months ended
	December 30,	Percent	December 31,
	2006	Change	2005
	(Dollar amounts in millions)
Desktop Solutions:
License revenue	$43.3	20%	$36.1
Service revenue
Maintenance revenue	81.4	11%	73.0
Consulting and training service revenue	19.6	16%	16.9

Total service revenue	101.0	12%	89.9

Total revenue	$144.3	15%	$126.0

Total revenue from our Desktop Solutions software and related services was 65% of our total revenue in both the first quarter of 2007 and 2006. The increase in Desktop Solutions revenue in the first quarter of 2007 as compared to the first quarter of 2006 was due primarily to organic growth and revenue contribution from the recently acquired Mathsoft business. We attribute this growth to increased technology spending by our customers and execution of our strategic initiatives, including our decision to offer Pro/ENGINEER packages with differing price points and functionality. We designed these packages to address our customers’ purchasing patterns and to better compete in the small and medium-size business segment of our market.
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

The following table shows our costs and expenses by expense category for the periods stated.

	Three months ended
	December 30,	Percent	December 31,
	2006	Change	2005
	(Dollar amounts in millions)
Costs and expenses:
Cost of license revenue	$3.6	8%	$3.3
Cost of service revenue	68.6	16%	59.0
Sales and marketing	69.6	9%	63.9
Research and development	37.9	10%	34.6
General and administrative	18.9	(4)%	19.6
Amortization of acquired intangible assets	2.1	54%	1.4

Total costs and expenses	$200.7	10%*	$181.8

*	On a consistent foreign currency basis from the prior period, total costs and expenses increased 9% in the first quarter of 2007 compared to the first quarter of 2006.
Total costs and expenses increased to $200.7 million for the first quarter of 2007 compared to $181.8 million for the first quarter of 2006. Headcount increased to 4,417 at December 30, 2006 from 4,309 at September 30, 2006 and 3,928 at December 31, 2005. Our increases in costs and expenses in the first quarter of 2007 were primarily due to the following:
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
Cost of Service Revenue
Our cost of service revenue includes costs associated with training, customer support and consulting personnel, such as salaries and related costs; third-party subcontractor fees; costs associated with the release of maintenance updates (including related royalty costs); and facility costs. Cost of service revenue as a percentage of service revenue was 44% in both the first quarter of 2007 and 2006. Service margins can vary based on the product mix sold in the period. Service-related headcount increased to 1,320 at December 30, 2006 from 1,291 at September 30, 2006 and 1,130 at December 31, 2005. Total salaries, commissions, benefits and travel costs were $6.1 million higher in the first quarter of 2007 compared to the first quarter of 2006 due to planned increases in our services delivery capacity. The cost of third-party consulting services was $1.9 million higher in the first quarter of 2007 compared to the first quarter of 2006, due to the use of such services in support of increases in consulting and training service revenue.
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

Income Taxes
In the first quarter of 2007, our effective tax rate was 30% on pre-tax income of $21.8 million compared to 39% in the first quarter of 2006 on pre-tax income of $12.2 million. In the first quarter of 2007, our effective tax rate was lower than the statutory federal income tax rate of 35% due primarily to our use of net operating loss carryforwards (NOLs) to offset our U.S. taxable income (which reduced the valuation allowance we had previously recorded against those NOLs) and to taxes owed in foreign jurisdictions at rates lower than the U.S. statutory tax rate, partially offset by the impact of losses in foreign jurisdictions that could not be benefited. In the first quarter of 2006, our effective tax rate was higher than the statutory federal income tax rate of 35% due primarily to losses in foreign jurisdictions that could not be benefited, partially offset by our use of NOLs to offset our U.S. taxable income (which reduced the valuation allowance we had previously recorded against those NOLs) and to taxes owed in foreign jurisdictions at rates lower than the U.S. statutory tax rate.
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
Liquidity and Capital Resources

	December 30,	December 31,
	2006	2005
	(in thousands)
Cash and cash equivalents	$147,341	$167,152

Amounts below are for the three months ended:
Cash used by operating activities	$(16,338)	$(21,467)
Cash used by investing activities	(23,984)	(14,025)
Cash provided by financing activities	2,212	636
Cash used by operating activities included the following:
Cash disbursements for restructuring and other charges	(1,541)	(3,051)
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
Cash used by operating activities
Cash used by operating activities was $16.3 million in the first quarter of 2007 compared to cash used by operating activities of $21.5 million in the first quarter of 2006. This change was due primarily to higher net income in the first quarter of 2007 compared to the first quarter of 2006. In addition, cash used by operating activities in the first quarter of 2006 includes a cash contribution to our U.S. defined benefit pension plan of $4.2 million. The improvement in cash used by operating activities was partially offset by higher accounts receivable at the end of the first quarter of 2007. Days sales outstanding increased to 80 days as of the end of the first quarter of 2007 compared to 73 days as of the end of the first quarter of 2006, primarily due to several customer orders received in the fourth quarter of 2006 for which payment is not due until the second quarter of 2007. We expect days sales outstanding to decrease by the end of the second quarter of 2007.
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
Cash provided by financing activities
Cash provided by financing activities was $2.2 million and $0.6 million in the first quarter of 2007 and 2006, respectively. The increase in 2007 compared to 2006 is primarily due to higher proceeds from the issuance of common stock under employee stock plans, which were $7.8 million in the first quarter of 2007 compared to $0.8 million in the first quarter of 2006, partially offset by $5.5 million of cash we used to pay employee withholding taxes related to restricted stock units that vested during the first quarter of 2007 in lieu of issuing shares to employees with respect to those awards.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Effectiveness of Disclosure Controls and Procedures
Our management maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), as appropriate, to allow for timely decisions regarding required disclosure.
We, under the supervision and with the participation of our management, including our principal executive and principal financial officers, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 30, 2006 in connection with the filing of the Original Form 10-Q. Based on that evaluation, we concluded at that time that our disclosure controls and procedures were effective.
Subsequent to the evaluation made in connection with the filing of the Original Form 10-Q, and in connection with the restatement of our prior period financial statements described in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q/A and the filing of this Form 10-Q/A, we, under the supervision and with the participation of our management, including our principal executive and principal financial officers, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, because the material weakness in our internal control over financial reporting described below existed at that time, our disclosure controls and procedures were not effective as of December 30, 2006.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Subsequent to the filing of the Original Form 10-Q, we identified a material weakness in our internal control over financial reporting in that we did not maintain effective controls over the accounting for income taxes, including the determination and reporting of accrued income taxes, deferred taxes and the related income tax provision. Specifically, we did not have adequate personnel to enable us to properly consider and apply generally accepted accounting principles for taxes, review and monitor the accuracy and completeness of the components of the income tax provision calculations and the related deferred taxes and accrued income taxes, ensure that the rationale for certain tax positions was appropriate, and ensure that effective oversight of the work performed by our outside tax advisors was exercised. This material weakness resulted in the restatement of our unaudited interim consolidated financial statements as of and for the period ended December 30, 2006. In addition, until remediated, this material weakness could result in a misstatement in the tax-related accounts described above that would result in a material misstatement to our interim or annual consolidated financial statements and disclosures that would not be prevented or detected.
Notwithstanding the existence of this material weakness, we have concluded that the consolidated financial statements in this Form 10-Q/A fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.
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
Changes in Internal Control over Financial Reporting
As a result of notice that Toshiba Corporation of Japan considered certain prior purchases of our products and services to have been made by a Toshiba employee without proper authorization, we made a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. This change was to implement additional order confirmation procedures with Toshiba Corporation to confirm the arrangements underlying any new transactions completed with that customer.

PART II—OTHER INFORMATION
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

Date: December 11, 2007