Form 10-Q/A
period 2007-03-31
PARAMETRIC TECHNOLOGY CORP
filed 2007-12-11
CIK 857005

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

EXPLANATORY NOTE
Items Amended by this Form 10-Q/A
This Amendment No. 1 (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 as originally filed with the Securities and Exchange Commission (“SEC”) on May 10, 2007 (the “Original Form 10-Q”) amends certain sections of the Original Form 10-Q to reflect the restatement of our unaudited consolidated financial statements (and related disclosures) as of March 31, 2007 and September 30, 2006 and for the three and six months ended March 31, 2007 and April 1, 2006 described below.  With this Form 10-Q/A, we are amending:
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
This Form 10-Q/A makes only the changes described above and does not modify or update such items in any other respect, or any other items or disclosures presented in the Original Form 10-Q. Further, this Form 10-Q/A does not reflect any other events occurring after May 10, 2007, the date we filed the Original Form 10-Q.  Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC since the filing date of the Original Form 10-Q, including our Current Reports on Form 8-K, our Annual Report on Form 10-K for the year ended September 30, 2007, and the amendments to our Quarterly Reports on Form 10-Q for the quarterly periods ended December 30, 2006 and June 30, 2007.
Restatement of Prior Period Financial Statements
In our Annual Report on Form 10-K for fiscal 2007, filed on November 29, 2007, we restated our consolidated financial statements as of September 30, 2006 and for the years ended September 30, 2006 and 2005 as well as our consolidated financial statements (excluding footnotes) for the quarterly periods in fiscal 2007 and 2006, as included in Item 8 – “Financial Statements and Supplementary Data.”  With the filing of this Form 10-Q/A, we are concurrently filing amendments to our Quarterly Reports on Form 10-Q for the quarterly periods ended December 30, 2006 and June 30, 2007, as originally filed with the SEC, to restate our unaudited financial statements and related financial information for those periods and the comparative 2006 periods for the effects of the restatement.
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
The results of the investigation indicate that during the period 2001 to 2006, an employee of Toshiba Corporation initiated purchases of both software and services from our subsidiary in Japan, PTC Japan K.K. (“PTC Japan”). Many of these purchases were completed through a third party trading company that procured the software and services on Toshiba’s behalf. The transactions were supported by orders that were signed by employees of Toshiba

i

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
To effect the restatement of revenue associated with the transactions placed by the Toshiba employee, we reduced previously recorded revenue by approximately $8 million in fiscal 2006, $15 million in fiscal 2005, $9 million in fiscal 2004, $2 million in fiscal 2003 and $7 million in prior years, and recorded related income tax effects. We did not make any adjustments to the costs incurred in connection with these transactions due to the uncertainty regarding our ultimate ability to retain the advances received for these transactions and our belief that all such costs are unrecoverable. Upon restatement, the revenue reversed from those prior periods was deferred and classified as Customer Advances in our consolidated balance sheets. That liability (which totaled $39.5 million at both March 31, 2007 and September 30, 2006, respectively, after the effects of foreign currency movements) will remain recorded until the rights and obligations of the several companies connected with the Toshiba transactions are resolved. To the extent that matters are resolved in our favor, we will reduce Customer Advances and record revenue or other income at that time.
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

PARAMETRIC TECHNOLOGY CORPORATION
INDEX TO FORM 10-Q/A
For the Quarter Ended March 31, 2007

PART I—FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS
PARAMETRIC TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31,	September 30,
	2007	2006
	Restated	Restated
	Note 2	Note 2
ASSETS
Current assets:
Cash and cash equivalents	$238,027	$183,448
Accounts receivable, net of allowance for doubtful accounts of $3,760 and $4,900 at March 31, 2007 and September 30, 2006, respectively	185,002	181,008
Prepaid expenses	24,779	20,495
Other current assets (Note 1)	65,907	51,824
Deferred tax assets	1,728	1,341

Total current assets	515,443	438,116
Property and equipment, net	52,284	51,603
Goodwill	262,936	249,252
Acquired intangible assets, net	79,256	77,870
Deferred tax assets	7,372	9,148
Other assets	68,844	75,398

Total assets	$986,135	$901,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,965	$17,109
Accrued expenses and other current liabilities	52,791	52,128
Accrued compensation and benefits	57,497	72,632
Accrued income taxes	8,954	5,761
Customer advances (Note 2)	39,510	39,475
Deferred revenue (Note 1)	240,475	197,769

Total current liabilities	417,192	384,874
Other liabilities (Note 3)	96,957	97,413
Deferred revenue (Note 1)	9,615	13,228

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 114,799 and 111,880 shares issued and outstanding at March 31, 2007 and September 30, 2006, respectively	1,148	1,119
Additional paid-in capital	1,745,614	1,723,570
Accumulated deficit	(1,243,669)	(1,276,221)
Accumulated other comprehensive loss	(40,722)	(42,596)

Total stockholders’ equity	462,371	405,872

Total liabilities and stockholders’ equity	$986,135	$901,387

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
		Restated		Restated
		Note 2		Note 2
Revenue:
License	$71,336	$54,172	$137,924	$113,152
Service	156,760	141,097	311,839	274,969

Total revenue	228,096	195,269	449,763	388,121

Costs and expenses:
Cost of license revenue	4,211	1,889	7,771	5,192
Cost of service revenue	68,614	63,641	137,182	122,642
Sales and marketing	71,560	64,260	141,121	128,184
Research and development	40,153	35,989	78,137	70,572
General and administrative	20,711	18,039	39,634	37,668
Amortization of acquired intangible assets	1,588	1,288	3,676	2,646

Total costs and expenses	206,837	185,106	407,521	366,904

Operating income	21,259	10,163	42,242	21,217
Other income (expense), net	1,348	804	2,128	1,903

Income before income taxes	22,607	10,967	44,370	23,120
Provision for income taxes	5,208	4,409	11,818	9,209

Net income	$17,399	$6,558	$32,552	$13,911

Earnings per share—Basic (Note 5)	$0.15	$0.06	$0.29	$0.13
Earnings per share— Diluted (Note 5)	$0.15	$0.06	$0.28	$0.12
Weighted average shares outstanding—Basic	112,845	109,739	112,337	109,560
Weighted average shares outstanding—Diluted	117,486	113,403	117,384	112,985
The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	March 31,	April 1,
	2007	2006
		Restated
		Note 2
Cash flows from operating activities:
Net income	$32,552	$13,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,223	16,124
Stock-based compensation	17,477	19,204
Other non-cash costs (credits), net	1,529	264
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	14,732	5,721
Accounts payable and accrued expenses	(3,122)	(10,304)
Customer advances	—	5,341
Accrued compensation and benefits	(17,932)	(17,872)
Deferred revenue	21,004	20,561
Accrued income taxes	3,072	(5,069)
Other current assets and prepaid expenses	(2,877)	(437)
Other noncurrent assets and liabilities	(9,535)	(7,970)

Net cash provided by operating activities	76,123	39,474

Cash flows from investing activities:
Additions to property and equipment	(12,393)	(8,154)
Acquisitions of businesses, net of cash acquired	(17,639)	(10,675)

Net cash used by investing activities	(30,032)	(18,829)

Cash flows from financing activities:
Proceeds from issuance of common stock	10,889	2,902
Payments of withholding taxes in connection with settlement of restricted stock units	(6,486)	(102)
Tax benefit from stock-based awards	194	—
Credit facility origination costs	—	(881)
Payments of capital lease obligations	(244)	(220)

Net cash provided by financing activities	4,353	1,699

Effect of exchange rate changes on cash and cash equivalents	4,135	(2,602)

Net increase in cash and cash equivalents	54,579	19,742
Cash and cash equivalents, beginning of period	183,448	204,423

Cash and cash equivalents, end of period	$238,027	$224,165

Supplemental disclosures of cash flow information:
Property and equipment acquired under capital leases	$—	$243
The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended		Six months ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
	Restated	Restated	Restated	Restated
	Note 2	Note 2	Note 2	Note 2
Net income	$17,399	$6,558	$32,552	$13,911

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0	338	446	2,554	851
Change in unrealized gain on investment securities, net of tax of $0	(655)	(560)	(680)	(233)

Other comprehensive income (loss)	(317)	(114)	1,874	618

Comprehensive income	$17,082	$6,444	$34,426	$14,529

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Parametric Technology Corporation (PTC) and its wholly owned subsidiaries and have been prepared by management in accordance with accounting principles generally accepted in the United States of America and in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. While we believe that the disclosures presented are adequate to make the information not misleading, these unaudited quarterly financial statements should be read in conjunction with our 2006 annual consolidated financial statements and related notes (as restated) included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. A reclassification of $8.4 million and $5.7 million from accounts payable to accrued expenses and other current liabilities has been made in the March 31, 2007 and September 30, 2006 consolidated balance sheets, respectively, for consistent presentation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair statement of our financial position, results of operations and cash flows at the dates and for the periods indicated. Unless otherwise indicated, all references to a year reflect our fiscal year, which ends on September 30. The year-end consolidated balance sheet is derived from our audited financial statements.
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
2. Restatement of Consolidated Financial Statements
In this Form 10-Q/A, we are restating our consolidated balance sheets as of March 31, 2007 and September 30, 2006, our consolidated statement of operations for the three and six months ended April 1, 2006, our condensed consolidated statement of cash flows for the six months ended April 1, 2006, and our consolidated statements of comprehensive income for the three and six months ended March 31, 2007 and April 1, 2006, as well as all related footnotes.
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
To effect the restatement of revenue associated with the transactions placed by the Toshiba employee (the “Revenue Adjustment”), we reduced previously recorded revenue by $7.7 million in fiscal 2006, $15.5 million in fiscal 2005, $8.5 million in fiscal 2004, $2.1 million in fiscal 2003 and $7.1 million in prior years, and recorded related income tax effects. We did not make any adjustments to the costs incurred in connection with these transactions due to the uncertainty regarding our ultimate ability to retain the advances received for these transactions and our belief that all such costs are unrecoverable. Upon restatement, the revenue reversed from those prior periods was deferred and classified as Customer Advances in our consolidated balance sheets. That liability (which totaled $39.5 million at both March 31, 2007 and September 30, 2006, respectively, after the effects of foreign currency movements) will remain recorded until the rights and obligations of the several companies connected with the Toshiba transactions are resolved. To the extent that matters are resolved in our favor, we will reduce Customer Advances and record revenue or other income at that time.
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

The following tables present the effect of the restatement adjustments by financial statement line item for our consolidated balance sheets as of March 31, 2007 and September 30, 2006, our consolidated statements of operations for the three and six months ended April 1, 2006, our consolidated statement of cash flows for the six months ended April 1, 2006, and our consolidated statements of comprehensive income for the three and six months ended March 31, 2007 and April 1, 2006:

	March 31, 2007
		Revenue	Other
Consolidated Balance Sheet	As Reported	Adjustment	Adjustments(1)	Restated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$238,027	$—	$—	$238,027
Accounts receivable	185,002	—	—	185,002
Prepaid expenses	24,779	—	—	24,779
Other current assets	65,907	—	—	65,907
Deferred tax assets	1,728	—	—	1,728

Total current assets	515,443	—	—	515,443
Property and equipment, net	52,284	—	—	52,284
Goodwill	262,936	—	—	262,936
Acquired intangible assets, net	79,256	—	—	79,256
Deferred tax assets	1,420	5,952	—	7,372
Other assets	68,844	—	—	68,844

Total assets	$980,183	$5,952	$—	$986,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,965	$—	$—	$17,965
Accrued expenses and other current liabilities	52,791	—	—	52,791
Accrued compensation and benefits	57,497	—	—	57,497
Accrued income taxes	10,259	—	(1,305)	8,954
Customer advances	—	39,510	—	39,510
Deferred revenue	240,475	—	—	240,475

Total current liabilities	378,987	39,510	(1,305)	417,192
Other liabilities	96,957	—	—	96,957
Deferred revenue	9,615	—	—	9,615
Stockholders’ equity:
Common stock	1,148	—	—	1,148
Additional paid-in capital	1,745,614	—	—	1,745,614
Accumulated deficit	(1,210,140)	(34,834)	1,305	(1,243,669)
Accumulated other comprehensive loss	(41,998)	1,276	—	(40,722)

Total stockholders’ equity	494,624	(33,558)	1,305	462,371

Total liabilities and stockholders’ equity	$980,183	$5,952	$—	$986,135

(1)	Consists of the effect of the correction we made in 2007 to reverse an income tax reserve that was unwarranted when established in 2004.

	September 30, 2006
		Revenue	Other
Consolidated Balance Sheet	As Reported	Adjustment	Adjustments(1)	Restated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$183,448	$—	$—	$183,448
Accounts receivable	181,008	—	—	181,008
Prepaid expenses	20,495	—	—	20,495
Other current assets	51,824	—	—	51,824
Deferred tax assets	1,341	—	—	1,341

Total current assets	438,116	—	—	438,116
Property and equipment, net	51,603	—	—	51,603
Goodwill	249,252	—	—	249,252
Acquired intangible assets, net	77,870	—	—	77,870
Deferred tax assets	3,205	5,943	—	9,148
Other assets	75,398	—	—	75,398

Total assets	$895,444	$5,943	$—	$901,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,109	$—	$—	$17,109
Accrued expenses and other current liabilities	52,128	—	—	52,128
Accrued compensation and benefits	72,632	—	—	72,632
Accrued income taxes	7,066	—	(1,305)	5,761
Customer advances	—	39,475	—	39,475
Deferred revenue	197,769	—	—	197,769

Total current liabilities	346,704	39,475	(1,305)	384,874
Other liabilities	97,413	—	—	97,413
Deferred revenue	13,228	—	—	13,228
Stockholders’ equity:
Common stock	1,119	—	—	1,119
Additional paid-in capital	1,723,570	—	—	1,723,570
Accumulated deficit	(1,242,692)	(34,834)	1,305	(1,276,221)
Accumulated other comprehensive loss	(43,898)	1,302	—	(42,596)

Total stockholders’ equity	438,099	(33,532)	1,305	405,872

Total liabilities and stockholders’ equity	$895,444	$5,943	$—	$901,387

(1)	Consists of the effect of the correction we made in 2007 to reverse an income tax reserve that was unwarranted when established in 2004.

	Three months ended April 1, 2006(1)
		Revenue	Other
Consolidated Statement of Operations	As Reported	Adjustment	Adjustments	Restated
	(in thousands, except per share data)
Revenue:
License	$54,614	$(442)	$—	$54,172
Service	145,580	(4,483)	—	141,097

Total revenue	200,194	(4,925)	—	195,269

Costs and expenses:
Cost of license revenue	1,889	—	—	1,889
Cost of service revenue	63,641	—	—	63,641
Sales and marketing	64,260	—	—	64,260
Research and development	35,989	—	—	35,989
General and administrative	18,039	—	—	18,039
Amortization of acquired intangible assets	1,288	—	—	1,288

Total costs and expenses	185,106	—	—	185,106

Operating income (loss)	15,088	(4,925)	—	10,163
Other income (expense), net	804	—	—	804

Income (loss) before income taxes	15,892	(4,925)	—	10,967
Provision for (benefit from) income taxes	5,141	(732)	—	4,409

Net income (loss)	$10,751	$(4,193)	$—	$6,558

Earnings per share—Basic	$0.10			$0.06
Earnings per share—Diluted	$0.09			$0.06

	Six months ended April 1, 2006(1)
		Revenue	Other
Consolidated Statement of Operations	As Reported	Adjustment	Adjustments(2)	Restated
	(in thousands, except per share data)
Revenue:
License	$113,141	$(442)	$453	$113,152
Service	279,571	(4,899)	297	274,969

Total revenue	392,712	(5,341)	750	388,121

Costs and expenses:
Cost of license revenue	5,192	—	—	5,192
Cost of service revenue	122,363	—	279	122,642
Sales and marketing	127,905	—	279	128,184
Research and development	70,572	—	—	70,572
General and administrative	37,668	—	—	37,668
Amortization of acquired intangible assets	2,646	—	—	2,646

Total costs and expenses	366,346	—	558	366,904

Operating income (loss)	26,366	(5,341)	192	21,217
Other income (expense), net	1,903	—	—	1,903

Income (loss) before income taxes	28,269	(5,341)	192	23,120
Provision for (benefit from) income taxes	10,002	(793)	—	9,209

Net income (loss)	$18,267	$(4,548)	$192	$13,911

Earnings per share—Basic	$0.17			$0.13
Earnings per share—Diluted	$0.16			$0.12

(1)	Our consolidated statements of operations for the three and six months ended March 31, 2007 were not affected by the restatement.

(2)	Consists of the reversal of the corrections we made in 2006 of $0.8 million for revenue erroneously recorded from 2002 to 2004 in the Asia-Pacific region as well as the reversal of related legal reserves recorded in 2004, net of the related income tax effects of these two items, which was $0 because of our full valuation allowance against net deferred tax assets.

	Six months ended April 1, 2006(1)
		Revenue	Other
Consolidated Statement of Cash Flows	As Reported	Adjustment	Adjustments(2)	Restated
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$18,267	$(4,548)	$192	$13,911
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	19,204	—	—	19,204
Depreciation and amortization	16,124	—	—	16,124
Other non-cash costs (credits), net	1,057	(793)	—	264
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	5,721	—	—	5,721
Accounts payable and accrued expenses	(10,862)	—	558	(10,304)
Customer advances	—	5,341	—	5,341
Accrued compensation and benefits	(17,872)	—	—	(17,872)
Deferred revenue	21,311	—	(750)	20,561
Accrued income taxes, net of income tax receivable	(5,069)	—	—	(5,069)
Other current assets and prepaid expenses	(437)	—	—	(437)
Other noncurrent assets and liabilities	(7,970)	—	—	(7,970)

Net cash provided by operating activities	39,474	—	—	39,474

Cash flows from investing activities:
Additions to property and equipment	(8,154)	—	—	(8,154)
Acquisitions of businesses, net of cash acquired	(10,675)	—	—	(10,675)

Net cash used by investing activities	(18,829)	—	—	(18,829)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,902	—	—	2,902
Payments of withholding taxes in connection with settlement of restricted stock units	(102)	—	—	(102)
Credit facility origination costs	(881)	—	—	(881)
Payments of capital lease obligations	(220)	—	—	(220)

Net cash provided by financing activities	1,699	—	—	1,699

Effect of exchange rate changes on cash and cash equivalents	(2,602)	—	—	(2,602)

Net increase in cash and cash equivalents	19,742	—	—	19,742
Cash and cash equivalents, beginning of period	204,423	—	—	204,423

Cash and cash equivalents, end of period	$224,165	$—	$—	$224,165

(1)	Our consolidated statement of cash flows for the six months ended March 31, 2007 was not affected by the restatement.

	Three months ended March 31, 2007
		Revenue	Other
Consolidated Statement of Comprehensive Income	As Reported	Adjustment	Adjustments	Restated
	(in thousands)
Comprehensive income (loss):
Net income	$17,399	$—	$—	$17,399

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0	772	(434)	—	338
Change in unrealized gain on investment securities, net of tax of $0	(655)	—	—	(655)

Other comprehensive income (loss)	117	(434)	—	(317)

Comprehensive income	$17,516	$(434)	$—	$17,082

	Three months ended March 31, 2006
		Revenue	Other
Consolidated Statement of Comprehensive Income	As Reported	Adjustment	Adjustments	Restated
	(in thousands)
Comprehensive income (loss):
Net income (loss)	$10,751	$(4,193)	$—	$6,558

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0	153	293	—	446
Change in unrealized gain on investment securities, net of tax of $0	(560)	—	—	(560)

Other comprehensive income (loss)	(407)	293	—	(114)

Comprehensive income	$10,344	$(3,900)	$—	$6,444

	Six months ended March 31, 2007
		Revenue	Other
Consolidated Statement of Comprehensive Income	As Reported	Adjustment	Adjustments	Restated
	(in thousands)
Comprehensive income (loss):
Net income	$32,552	$—	$—	$32,552

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0	2,580	(26)	—	2,554
Change in unrealized gain on investment securities, net of tax of $0	(680)	—	—	(680)

Other comprehensive income (loss)	1,900	(26)	—	1,874

Comprehensive income	$34,452	$(26)	$—	$34,426

	Six months ended April 1, 2006
		Revenue	Other
Consolidated Statement of Comprehensive Income	As Reported	Adjustment	Adjustments	Restated
	(in thousands)
Comprehensive income (loss):
Net income (loss)	$18,267	$(4,548)	$192	$13,911

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0	(426)	1,277	—	851
Change in unrealized gain on investment securities, net of tax of $0	(233)	—	—	(233)

Other comprehensive income (loss)	(659)	1,277	—	618

Comprehensive income	$17,608	$(3,271)	$192	$14,529

3. Restructuring and Other Charges
There were no restructuring and other charges recorded in the first six months of 2007 and 2006.
The following table summarizes restructuring accrual activity for the three and six months ended March 31, 2007:

	Three months ended March 31, 2007			Six months ended March 31, 2007
	Employee	Facility		Employee	Facility
	Severance	Closures		Severance	Closures
	and Related	and Other		and Related	and Other
	Benefits	Costs	Total	Benefits	Costs	Total
	(in thousands)
Beginning balance	$974	$19,969	$20,943	$1,084	$21,293	$22,377
Cash disbursements	(679)	(1,527)	(2,206)	(821)	(2,926)	(3,747)
Foreign exchange impact	7	9	16	39	84	123

Balance, March 31, 2007	$302	$18,451	$18,753	$302	$18,451	$18,753

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
The following table presents the calculation for both basic and diluted EPS:

	Three months ended		Six months ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
		Restated		Restated
		Note 2		Note 2
	(in thousands, except per share data)
Net income	$17,399	$6,558	$32,552	$13,911

Weighted average shares outstanding—Basic	112,845	109,739	112,337	109,560
Dilutive effect of employee stock options, restricted shares and restricted stock units	4,641	3,664	5,047	3,425

Weighted average shares outstanding—Diluted	117,486	113,403	117,384	112,985

Earnings per share-Basic	$0.15	$0.06	$0.29	$0.13
Earnings per share-Diluted	$0.15	$0.06	$0.28	$0.12
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

8. Recent Accounting Pronouncements
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
We report our revenue in two product categories:
•	Enterprise Solutions, which includes Windchill®, Pro/INTRALINK®, ProductView™, Arbortext® Publishing Engine™, Arbortext IsoView® and all other solutions that help companies collaborate and manage and publish information across an extended enterprise; and

•	Desktop Solutions, which includes Pro/ENGINEER®, Arbortext Editor™, Arbortext IsoDraw®, Mathcad® and all other solutions that help companies create content and improve desktop productivity.
The revenue and operating income (loss) attributable to these operating segments are summarized as follows:

	Three months ended		Six months ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
		Restated		Restated
		Note 2		Note 2
	(in thousands)
Revenue:
Software Products segment:
License:
Desktop solutions	$48,698	$34,626	$92,028	$70,723
Enterprise solutions	22,638	19,546	45,896	42,429

Total software products license revenue	71,336	54,172	137,924	113,152

Maintenance: (1)
Desktop solutions	79,536	72,463	160,905	145,483
Enterprise solutions	19,230	16,036	38,445	32,366

Total software products maintenance revenue	98,766	88,499	199,350	177,849

Total software products revenue	170,102	142,671	337,274	291,001

Services segment:
Desktop solutions	18,062	20,712	37,623	37,583
Enterprise solutions	39,932	31,886	74,866	59,537

Total service revenue	57,994	52,598	112,489	97,120

Total revenue:
Desktop solutions	146,296	127,801	290,556	253,789
Enterprise solutions	81,800	67,468	159,207	134,332

Total revenue	$228,096	$195,269	$449,763	$388,121

Operating income (loss): (2)
Software Products segment	$108,913	$89,080	$217,231	$183,996
Services segment	4,617	3,382	5,766	3,073
Sales and marketing expenses	(71,560)	(64,260)	(141,121)	(128,184)
General and administrative expenses	(20,711)	(18,039)	(39,634)	(37,668)

Total operating income	$21,259	$10,163	$42,242	$21,217

(1)	Maintenance revenue is included in Service Revenue in the consolidated statements of operations.

(2)	The operating income (loss) reported for each operating segment does not represent the total operating results as it does not contain an allocation of sales, marketing, and general and administrative expenses incurred in support of the operating segments.

Data for the geographic regions in which we operate is presented below:

	Three months ended		Six months ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
		Restated		Restated
		Note 2		Note 2
	(in thousands)
Revenue:
North America (1)	$89,409	$78,065	$175,890	$153,920
Europe (2)	82,848	66,743	165,591	141,780
Asia-Pacific (3)	55,839	50,461	108,282	92,421

Total revenue	$228,096	$195,269	$449,763	$388,121

(1)	Includes revenue in the United States totaling $84.3 million and $73.7 million for the three months ended March 31, 2007 and April 1, 2006, respectively, and $166.8 million and $146.3 million for the six months ended March 31, 2007 and April 1, 2006, respectively.

(2)	Includes revenue in Germany totaling $25.4 million and $21.9 million for the three months ended March 31, 2007 and April 1, 2006, respectively, and $50.2 million and $41.9 million for the six months ended March 31, 2007 and April 1, 2006, respectively.

(3)	Includes revenue in Japan totaling $25.1 million and $22.5 million for the three months ended March 31, 2007 and April 1, 2006, respectively, and $49.6 million and $41.8 million for the six months ended March 31, 2007 and April 1, 2006, respectively.
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
To effect the restatement of revenue associated with the transactions placed by the Toshiba employee, we reduced previously recorded revenue by approximately $8 million in fiscal 2006, $15 million in fiscal 2005, $9 million in fiscal 2004, $2 million in fiscal 2003 and $7 million in prior years, and recorded related income tax effects. We did not make any adjustments to the costs incurred in connection with these transactions due to the uncertainty regarding our ultimate ability to retain the advances received for these transactions and our belief that all such costs are unrecoverable. Upon restatement, the revenue reversed from those prior periods was deferred and classified as Customer Advances in our consolidated balance sheets. That liability (which totaled $39.5 million at both March 31, 2007 and September 30, 2006, after the effects of foreign currency movements) will remain recorded until the rights and obligations of the several companies connected with the Toshiba transactions are resolved. To the extent that matters are resolved in our favor, we will reduce Customer Advances and record revenue or other income at that time.
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

Disclosure Amended by this Form 10-Q/A
All amounts referenced to March 31, 2007, September 30, 2006 and April 1, 2006 in the following discussion reflect the balances and amounts on a restated basis. Also, comparisons of the three and six months ended March 31, 2007 and April 1, 2006 to any other periods have been revised from those included in our Original Form 10-Q as necessary to reflect the restated information.
This Form 10-Q/A modifies only the disclosures described in the preceding paragraph to reflect the restatement and does not modify or update such disclosures in any other respect, or any other disclosures presented in the Original Form 10-Q. Further, this Form 10-Q/A does not reflect any other events occurring after May 10, 2007, the date we filed the Original Form 10-Q.  We specifically note that we have not updated any forward-looking statements or our Risk Factors to reflect events occurring after the date we filed the Original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC since the filing date of the Original Form 10-Q, including our Current Reports on Form 8-K, our Annual Report on Form 10-K for the year ended September 30, 2007, and the amendments to our Quarterly Reports on Form 10-Q for the quarterly periods ended December 30, 2006 and June 30, 2007.
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
Looking forward to the second half of 2007, we expect to continue to grow revenue and increase our operating margins. We will continue to focus on customer satisfaction, product capability and quality, services profitability, and further productivity improvements from our direct and indirect distribution model. Additionally, while we have not yet concluded that realization of our U.S. deferred tax assets in the future is more likely than not, we will continue to review our operating results in the U.S. to determine if it becomes more likely than not that our U.S. deferred tax assets will be realized in the future. If this were to occur in the second half of 2007, we would release some or all of the valuation allowance. Any reduction in our valuation allowance in the future would result in an income tax benefit, higher stockholders’ equity and a reduction to goodwill in the period such determination is made and could have a negative impact on our reported net income in future periods as we would expect to begin recording a higher provision for income taxes. Any reduction in our valuation allowance would not impact our cash flow. We discuss this further in Results of Operations – Costs and Expenses – Income Taxes on page 31.
Results of Operations
The following is a summary of our results of operations for the second quarters and first six months of 2007 and 2006, which includes the results of operations of companies we acquired beginning on their respective acquisition dates. A detailed discussion of these results follows the table below.

	Three months ended				Six months ended
	March 31,	April 1,	Percent		March 31,	April 1,	Percent
	2007	2006	Change		2007	2006	Change
	(Dollar amounts in millions)
Total revenue	$228.1	$195.3	17%	(1)	$449.8	$388.1	16%	(1)
Total costs and expenses	206.8	185.1	12%		407.5	366.9	11%

Operating income	21.3	10.2			42.3	21.2
Other income (expense), net	1.3	0.8			2.1	1.9

Income before income taxes	22.6	11.0			44.4	23.1
Provision for income taxes	5.2	4.4			11.8	9.2

Net income	$17.4	$6.6			$32.6	$13.9

(1)	On a consistent foreign currency basis, compared to the year-ago periods, total revenue for the second quarter and first six months of 2007 increased 14% and 13%, respectively.

Revenue for the second quarter and first six months of 2007 reflects the following:
•	License revenue of $71.3 million and $137.9 million for the second quarter and first six months of 2007, respectively, a 32% and 22% increase in license revenue from the second quarter and first six months of 2006, respectively.
•	Service revenue of $156.8 million and $311.9 million for the second quarter and first six months of 2007, respectively, an 11% and 13% increase in service revenue from the second quarter and first six months of 2006, respectively.
Revenue by product category for the second quarter and first six months of 2007 reflects the following:
•	Enterprise Solutions revenue of $81.8 million and $159.2 million for the second quarter and first six months of 2007, respectively, a 21% and 19% increase from the second quarter and first six months of 2006, respectively.
•	Desktop Solutions revenue of $146.3 million and $290.6 million, respectively, a 14% increase from both the second quarter and first six months of 2006.
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
The following table shows certain consolidated financial data as a percentage of our total revenue for the second quarters and first six months of 2007 and 2006:

	Three months ended		Six months ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
Revenue:
License	31%	28%	31%	29%
Service	69	72	69	71

Total revenue	100	100	100	100

Costs and expenses:
Cost of license revenue	2	1	2	1
Cost of service revenue	30	33	31	32
Sales and marketing	31	33	31	33
Research and development	18	18	17	18
General and administrative	9	9	9	10
Amortization of acquired intangible assets	1	1	1	1

Total costs and expenses	91	95	91	95

Operating income	9	5	9	5
Other income (expense), net	1	—	1	1

Income before income taxes	10	5	10	6
Provision for income taxes	2	2	3	2

Net income	8%	3%	7%	4%

Revenue
Our revenue consists of software license revenue and service revenue, which includes software maintenance revenue (consisting of providing our customers software updates and technical support) as well as consulting and training revenue (including implementation services).

We report our revenue in two product categories:
•	Enterprise Solutions, which includes Windchill, Pro/INTRALINK, ProductView, Arbortext Publishing Engine, Arbortext IsoView and all other solutions that help companies collaborate and manage and publish information across an extended enterprise; and
•	Desktop Solutions, which includes Pro/ENGINEER, Arbortext Editor, Arbortext IsoDraw, Mathcad and all other solutions that help companies create content and improve desktop productivity.
The following table shows our software license revenue and our service revenue by product category for the periods stated.

	Three months ended				Six months ended
	March 31,	April 1,	Percent		March 31,	April 1,	Percent
	2007	2006	Change		2007	2006	Change
	(Dollar amounts in millions)
License Revenue:
Enterprise	$22.6	$19.6	16%		$45.9	$42.4	8%
Desktop	48.7	34.6	41%		92.0	70.7	30%

Total license revenue	71.3	54.2	32%		137.9	113.1	22%
Maintenance revenue:
Enterprise	19.2	16.0	20%		38.4	32.4	19%
Desktop	79.5	72.5	10%		160.9	145.5	11%

Total maintenance revenue	98.7	88.5	12%		199.3	177.9	12%
Consulting and training service revenue:
Enterprise	40.0	31.9	25%		74.9	59.5	26%
Desktop	18.1	20.7	(13)%		37.7	37.6	—

Total consulting and training service revenue	58.1	52.6	10%		112.6	97.1	16%

Total service revenue	156.8	141.1	11%		311.9	275.0	13%

Total revenue	$228.1	$195.3	17	%(1)	$449.8	$388.1	16	%(1)

Total Enterprise Solutions revenue	$81.8	$67.5	21%		$159.2	$134.3	19%
Total Desktop Solutions revenue	$146.3	$127.8	14%		$290.6	$253.8	14%

(1)	On a consistent foreign currency basis from the comparable year-ago period, in the second quarter and first six months of 2007 total revenue increased 14% and 13%, respectively.
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

Total revenue from our Enterprise Solutions software and related services was 36% and 35% of our total revenue in the second quarter of 2007 and 2006, respectively, and 35% of our total revenue in the first six months of both 2007 and 2006.
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
Total revenue from our Desktop Solutions software and related services was 64% and 65% of our total revenue in the second quarter of 2007 and 2006, respectively, and 65% of our total revenue in the first six months of both 2007 and 2006.
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
License Revenue
Total
License revenue accounted for 31% of total revenue in each of the second quarter and first six months of 2007 and 28% and 29% of total revenue in the second quarter and first six months of 2006, respectively.
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
Consulting and Training Service Revenue
Total
Consulting and training service revenue, which has a lower gross profit margin than license and maintenance revenues, accounted for 25% and 27% of total revenue in the second quarter of 2007 and 2006, respectively, and 25% of total revenue in the first six months of both 2007 and 2006, respectively. Consulting and training service revenue reflects an increase in consulting service revenue for the second quarter and first six months of 2007, partially offset by a decrease in training service revenue for the same periods, as compared to 2006 year-ago periods.
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
Desktop Solutions
Desktop Solutions consulting and training service revenue reflects a decrease in training service revenue for the second quarter and first six months of 2007, partially offset by an increase in consulting service revenue for the same periods, as compared to the second quarter and first six months of 2006. The decrease in Desktop Solutions training service revenue was partially attributable to a large customer training order completed in the second quarter of 2006. Desktop Solutions consulting service revenue did not grow at the same rate as Desktop license revenue in part because license revenue included revenue from acquired products and the reseller channel for which we provide less consulting and training services than Pro/ENGINEER licenses sold through our direct channel.

Revenue by Geography
The following table shows our revenue by geography for the periods stated.

	Three months ended				Six months ended
	March 31,	April 1,	Percent		March 31,	April 1,	Percent
	2007	2006	Change		2007	2006	Change
	(Dollar amounts in millions)
Revenue by geography:
North America	$89.4	$78.1	15%		$175.9	$153.9	14%
Europe	$82.8	$66.7	24	%(1)	$165.6	$141.8	17	%(2)
Asia-Pacific	$55.9	$50.5	11	%(1)	$108.3	$92.4	17	%(2)

(1)	On a consistent foreign currency basis from the comparable year-ago period, in the second quarter of 2007 revenue in Europe increased 13% and revenue in Asia-Pacific increased 12%.

(2)	On a consistent foreign currency basis from the comparable year-ago period, in the first six months of 2007 revenue in Europe increased 8% and revenue in Asia-Pacific increased 18%.
We derived 61% of our total revenue from sales to customers outside North America in the second quarter and first six months of 2007 and 60% in the second quarter and first six months of 2006.
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
Asia-Pacific. Revenue performance in Asia-Pacific for the second quarter of 2007 compared to the second quarter of 2006 reflected a 10% increase in revenue in the Pacific Rim and an 12% increase in revenue in Japan. Revenue for the first six months of 2007 compared to the first six months of 2006 reflected a 16% increase in the Pacific Rim and a 19% increase in Japan. We believe that the growth in the Pacific-Rim reflects better execution after strategic and organizational changes we made in that region in 2006 and a growing market opportunity – particularly, strong demand for our PLM solutions in China. Revenue performance in Japan in the first six months of 2007 reflected strong first quarter revenue relative to recent quarters and included revenue from a relatively large customer transaction completed in the first quarter. We continue to focus on improving results in Japan and we expect that revenue will grow modestly there for fiscal 2007.
Revenue from Individual Customers
We enter into customer contracts that may result in revenue being recognized over multiple reporting periods. Accordingly, revenue recognized in a current quarter may be attributable to contracts entered into during the current period or in prior periods. License and/or consulting and training service revenue of $1 million or more recognized from individual customers in the second quarter and first six months of 2007 was $35.6 million and $63.8 million, respectively, and in the second quarter and first six months of 2006 was $22.3 million and $49.4 million, respectively. The second quarter of 2007 results include 16 customers with license and service revenue over $1 million each, compared to 11 such customers in the second quarter of 2006, reflective of continued success in our strategic account program. While our customers may not continue to spend at these levels in future periods, we believe the strong performance in 2006 and the first half of 2007 is the result of a shift in customer priorities toward PLM solutions relative to other IT spending initiatives, our improved ability to provide broader solutions to our customers, and improvements in our competitive position due to our system architecture and product development process knowledge.

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
The following table shows our costs and expenses by expense category for the periods stated.

	Three months ended				Six months ended
	March 31,	April 1,	Percent		March 31,	April 1,	Percent
	2007	2006	Change		2007	2006	Change
	(Dollar amounts in millions)
Costs and expenses:
Cost of license revenue	$4.2	$1.9	123%		$7.8	$5.2	50%
Cost of service revenue	68.6	63.6	8%		137.2	122.6	12%
Sales and marketing	71.5	64.3	11%		141.1	128.2	10%
Research and development	40.2	36.0	12%		78.1	70.6	11%
General and administrative	20.7	18.0	15%		39.6	37.7	5%
Amortization of acquired intangible assets	1.6	1.3	23%		3.7	2.6	39%

Total costs and expenses	$206.8	$185.1	12	%(1)	$407.5	$366.9	11	%(1)

(1)	On a consistent foreign currency basis from the prior period, total costs and expenses increased 9% in both the second quarter and first six months of 2007 compared to the second quarter and first six months of 2006.
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
Cost of Service Revenue
Our cost of service revenue includes costs associated with training, customer support and consulting personnel, such as salaries and related costs; third-party subcontractor fees; costs associated with the release of maintenance updates (including related royalty costs); and facility costs. Cost of service revenue as a percentage of service revenue was 44% for both the second quarter and first six months of 2007 and 45% for both the second quarter and first six months of 2006. Service margins can vary based on the product mix sold in the period. Service-related headcount increased to 1,340 at March 31, 2007 from 1,291 at September 30, 2006 and 1,193 at April 1, 2006. Total salaries, commissions, benefits and travel costs were $2.4 million and $8.5 million higher in the second quarter and first six months of 2007, respectively, compared to the second quarter and first six months of 2006 due to planned increases in our services delivery capacity. The cost of third-party consulting services was $1.7 million and $3.6 million higher in the second quarter and first six months of 2007, respectively, compared to the second quarter and first six months of 2006, due to the use of such services in support of increases in consulting and training service revenue.
Sales and Marketing
Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. Sales and marketing expenses as a percentage of total revenue were 31% for both the second quarter and first six months of 2007 and 33% for both the second quarter and first six months of 2006. Sales and marketing headcount increased to 1,192 at March 31, 2007 from 1,145 at September 30, 2006 and 1,115 at April 1, 2006. As a result of increases in headcount, primarily due to acquisitions, and higher commissions due to revenue growth, our salaries and benefit costs, sales commissions and travel expenses were higher by an aggregate of $6.0 million and $10.8 million in the second quarter and first six months of 2007 compared to the second quarter and first six months of 2006, respectively.
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
Income Taxes
In the second quarter of 2007, our effective tax rate was 23% on pre-tax income of $22.6 million compared to 40% in the second quarter of 2006 on pre-tax income of $11.0 million. In the first six months of 2007, our effective tax rate was 27% on pre-tax income of $44.4 million compared to 40% in the first six months of 2006 on pre-tax income of $23.1 million. In the second quarter and first six months of 2007, our effective tax rate was lower than the statutory federal income tax rate of 35% due primarily to our use of net operating loss carryforwards (NOLs) to offset our U.S. taxable income (which reduced the valuation allowance we had previously recorded against those NOLs) and to taxes owed in foreign jurisdictions at rates lower than the U.S. statutory tax rate, partially offset by the impact of losses in foreign jurisdictions that could not be benefited, as well as withholding taxes that we incurred in the U.S. in connection with certain foreign operations. In the second quarter and first six months of 2006, our effective tax rate was higher than the statutory federal income tax rate of 35% due primarily to losses in foreign jurisdictions that could not be benefited, as well as withholding taxes that we incurred in the U.S. in connection with certain foreign operations, offset by our use of NOLs to offset our U.S. taxable income (which reduced the valuation allowance we had previously recorded against those NOLs) and to taxes owed in foreign jurisdictions at rates lower than the U.S. statutory tax rate.
In 2002, we recorded a full valuation allowance to completely reserve against our deferred tax assets (which consist primarily of operating loss carryforwards) due to the uncertainty of their realization. Significant management judgment is required to determine when the realization of our deferred tax assets in the future is considered more likely than not. While we have realized consolidated operating profits over the past three years and in the first six months of 2007, we have only recently begun to show consistent profitability in the U.S., and as recently as the fourth quarter of 2005, our U.S. legal entities incurred a taxable loss, due principally to the tax expense associated with the grant and vesting of restricted stock units and our employee stock option exchange. Accordingly, we have not yet concluded that realization of our deferred tax assets in the future is more likely than not in the U.S. and certain foreign jurisdictions. As of March 31, 2007, a full valuation allowance was still recorded against remaining deferred tax assets in these jurisdictions. For the remainder of 2007, we will continue to review our operating results to determine if it becomes more likely than not that our deferred tax assets will be realized in the U.S. and certain foreign jurisdictions in the future, at which time we would release some or all of the valuation allowance. Any reduction in our valuation allowance in the future would result in an income tax benefit, higher stockholders’ equity and a reduction to goodwill in the period such determination is made and could have a negative impact on our reported net income in future periods as we would expect to begin recording a higher provision for income taxes. Any reduction in our valuation allowance would not impact our cash flow.
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
Liquidity and Capital Resources

	March 31,	April 1,
	2007	2006
	(in thousands)
Cash and cash equivalents	$238,027	$224,165

Amounts below are for the six months ended:
Cash provided by operating activities	$76,123	$39,474
Cash used by investing activities	(30,032)	(18,829)
Cash provided by financing activities	4,353	1,699
Cash provided by operating activities included the following:
Cash disbursements for restructuring and other charges	(3,747)	(5,782)
Cash used by investing activities included the following:
Cash paid to acquire businesses, net of cash acquired	(17,639)	(10,675)
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
Cash provided by operating activities
Cash provided by operating activities was $76.1 million in the first six months of 2007 compared to cash provided by operating activities of $39.5 million in the first six months of 2006. This change was due primarily to higher net income and improved customer collections in the first six months of 2007 compared to the first six months of 2006. In addition, cash provided by operating activities in the first six months of 2006 was net of a cash contribution to our U.S. defined benefit pension plan of $4.2 million.
Days sales outstanding (DSO) was 74 days as of the end of the second quarter of 2007 compared to 69 days as of the end of the second quarter of 2006 and 67 days at September 30, 2006. DSO in the second quarter of 2007 improved from 80 days as of the end of the first quarter of 2007. DSO at the end of the first and second quarters of 2007 compared to year-ago periods were affected by the amount of extended payment term deals we offered to customers during 2006 and the first half of 2007. We offer these terms to some customers with established payment and credit histories.

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
Cash provided by financing activities
Cash provided by financing activities was $4.4 million and $1.7 million in the first six months of 2007 and 2006, respectively. The increase in 2007 compared to 2006 is primarily due to higher proceeds from the issuance of common stock upon the exercise of stock options, which were $10.9 million in the first six months of 2007 compared to $2.9 million in the first six months of 2006. During the first six months of 2007, we used $6.5 million to pay employee withholding taxes related to restricted stock units that vested during the period in lieu of issuing shares to employees with respect to those awards.
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
The credit facility limits our and our subsidiaries’ ability to take certain actions and requires that we and our subsidiaries maintain specified leverage and fixed-charge ratios. These limitations are described in Note 11 to our Consolidated Financial Statements. We were in compliance with all financial and operating covenants of the credit facility as of March 31, 2007.
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
We, under the supervision and with the participation of our management, including our principal executive and principal financial officers, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007 in connection with the filing of the Original Form 10-Q. Based on that evaluation, we concluded at that time that our disclosure controls and procedures were effective.
Subsequent to the evaluation made in connection with the filing of the Original Form 10-Q, and in connection with the restatement of our prior period financial statements described in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q/A and the filing of this Form 10-Q/A, we, under the supervision and with the participation of our management, including our principal executive and principal financial officers, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, because the material weakness in our internal control over financial reporting described below existed at that time, our disclosure controls and procedures were not effective as of March 31, 2007.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Subsequent to the filing of the Original Form 10-Q, we identified a material weakness in our internal control over financial reporting in that we did not maintain effective controls over the accounting for income taxes, including the determination and reporting of accrued income taxes, deferred taxes and the related income tax provision. Specifically, we did not have adequate personnel to enable us to properly consider and apply generally accepted accounting principles for taxes, review and monitor the accuracy and completeness of the components of the income tax provision calculations and the related deferred taxes and accrued income taxes, ensure that the rationale for certain tax positions was appropriate, and ensure that effective oversight of the work performed by our outside tax advisors was exercised. This material weakness resulted in the restatement of our unaudited interim consolidated financial statements as of and for the period ended March 31, 2007. In addition, until remediated, this material weakness could result in a misstatement in the tax-related accounts described above that would result in a material misstatement to our interim or annual consolidated financial statements and disclosures that would not be prevented or detected.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 6. EXHIBITS

10	Compensatory Arrangements with Directors (filed as Exhibit 10 to our Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 0-18059) and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32*	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

*	Indicates that the exhibit is being furnished with this report and is not filed as a part of it.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Parametric Technology Corporation
By:	/s/ Cornelius F. Moses, III
Cornelius F. Moses, III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: December 11, 2007