Form 10-Q/A
period 2007-06-30
PARAMETRIC TECHNOLOGY CORP
filed 2007-12-11
CIK 857005

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

EXPLANATORY NOTE
Items Amended by this Form 10-Q/A
This Amendment No. 1 (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 as originally filed with the Securities and Exchange Commission (“SEC”) on August 9, 2007 (the “Original Form 10-Q”) amends certain sections of the Original Form 10-Q to reflect the restatement of our unaudited consolidated financial statements (and related disclosures) as of June 30, 2007 and September 30, 2006 and for the three and nine months ended June 30, 2007 and July 1, 2006 described below.  With this Form 10-Q/A, we are amending:
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
This Form 10-Q/A makes only the changes described above and does not modify or update such items in any other respect, or any other items or disclosures presented in the Original Form 10-Q. Further, this Form 10-Q/A does not reflect any other events occurring after August 9, 2007, the date we filed the Original Form 10-Q.  Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC since the filing date of the Original Form 10-Q, including our Current Reports on Form 8-K, our Annual Report on Form 10-K for the year ended September 30, 2007, and the amendments to our Quarterly Reports on Form 10-Q for the quarterly periods ended December 30, 2006 and March 31, 2007.
Restatement of Prior Period Financial Statements
In our Annual Report on Form 10-K for fiscal 2007, filed on November 29, 2007, we restated our consolidated financial statements as of September 30, 2006 and for the years ended September 30, 2006 and 2005 as well as our consolidated financial statements (excluding footnotes) for the quarterly periods in fiscal 2007 and 2006, as included in Item 8 – “Financial Statements and Supplementary Data.”  With the filing of this Form 10-Q/A, we are concurrently filing amendments to our Quarterly Reports on Form 10-Q for the quarterly periods ended December 30, 2006 and March 31, 2007, as originally filed with the SEC, to restate our unaudited financial statements and related financial information for those periods and the comparative 2006 periods for the effects of the restatement.
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

i

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
To effect the restatement of revenue associated with the transactions placed by the Toshiba employee, we reduced previously recorded revenue by approximately $8 million in fiscal 2006, $15 million in fiscal 2005, $9 million in fiscal 2004, $2 million in fiscal 2003 and $7 million in prior years, and recorded related income tax effects. We did not make any adjustments to the costs incurred in connection with these transactions due to the uncertainty regarding our ultimate ability to retain the advances received for these transactions and our belief that all such costs are unrecoverable. Upon restatement, the revenue reversed from those prior periods was deferred and classified as Customer Advances in our consolidated balance sheets. That liability (which totaled $38.0 million and $39.5 million at June 30, 2007 and September 30, 2006, respectively, after the effects of foreign currency movements) will remain recorded until the rights and obligations of the several companies connected with the Toshiba transactions are resolved. To the extent that matters are resolved in our favor, we will reduce Customer Advances and record revenue or other income at that time.
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

PARAMETRIC TECHNOLOGY CORPORATION
INDEX TO FORM 10-Q/A
For the Quarter Ended June 30, 2007

PART I—FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS
PARAMETRIC TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30,	September 30,
	2007	2006
	Restated	Restated
	Note 2	Note 2
ASSETS
Current assets:
Cash and cash equivalents	$259,956	$183,448
Accounts receivable, net of allowance for doubtful accounts of $4,007 and $4,900 at June 30, 2007 and September 30, 2006, respectively	171,764	181,008
Prepaid expenses	26,995	20,495
Other current assets (Note 1)	52,960	51,824
Deferred tax assets (Note 10)	23,283	1,341

Total current assets	534,958	438,116
Property and equipment, net	55,358	51,603
Goodwill (Note 7)	245,733	249,252
Acquired intangible assets, net (Note 7)	81,632	77,870
Deferred tax assets (Note 10)	63,523	9,148
Other assets	69,986	75,398

Total assets	$1,051,190	$901,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,004	$17,109
Accrued expenses and other current liabilities	52,848	52,128
Accrued compensation and benefits	54,599	72,632
Accrued income taxes	8,511	5,761
Customer advances (Note 2)	38,020	39,475
Deferred revenue (Note 1)	223,151	197,769

Total current liabilities	396,133	384,874
Other liabilities (Note 3)	96,065	97,413
Deferred revenue (Note 1)	8,225	13,228

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 114,990 and 111,880 shares issued and outstanding at June 30, 2007 and September 30, 2006, respectively	1,150	1,119
Additional paid-in capital	1,751,907	1,723,570
Accumulated deficit	(1,163,204)	(1,276,221)
Accumulated other comprehensive loss	(39,086)	(42,596)

Total stockholders’ equity	550,767	405,872

Total liabilities and stockholders’ equity	$1,051,190	$901,387

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	Restated	Restated	Restated	Restated
	Note 2	Note 2	Note 2	Note 2
Revenue:
License	$62,098	$65,711	$200,022	$178,863
Service	162,766	149,854	474,605	424,823

Total revenue	224,864	215,565	674,627	603,686

Costs and expenses:
Cost of license revenue	4,084	2,995	11,855	8,187
Cost of service revenue	67,673	65,579	204,855	188,221
Sales and marketing	74,573	70,033	215,694	198,217
Research and development	39,798	36,905	117,935	107,477
General and administrative	16,855	18,038	56,489	55,706
Amortization of acquired intangible assets	1,764	1,646	5,440	4,292
Restructuring charges (Note 3)	—	5,947	—	5,947
In-process research and development (Note 6)	544	2,100	544	2,100

Total costs and expenses	205,291	203,243	612,812	570,147

Operating income	19,573	12,322	61,815	33,539
Other income (expense), net	2,268	840	4,396	2,743

Income before income taxes	21,841	13,162	66,211	36,282
(Benefit from) provision for income taxes	(58,624)	(2,752)	(46,806)	6,457

Net income	$80,465	$15,914	$113,017	$29,825

Earnings per share—Basic (Note 5)	$0.71	$0.14	$1.00	$0.27
Earnings per share— Diluted (Note 5)	$0.68	$0.14	$0.96	$0.26
Weighted average shares outstanding—Basic	113,154	109,947	112,610	109,672
Weighted average shares outstanding—Diluted	117,500	112,871	117,423	112,930
The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	June 30,	July 1,
	2007	2006
	Restated	Restated
	Note 2	Note 2
Cash flows from operating activities:
Net income	$113,017	$29,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,882	24,809
Stock-based compensation	22,507	29,273
In-process research and development	544	2,100
Provision for (benefit from) deferred income taxes	(58,985)	—
Other non-cash costs (credits), net	834	988
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	33,483	637
Accounts payable and accrued expenses	(5,201)	(9,929)
Customer advances	232	6,480
Accrued compensation and benefits	(20,798)	(14,353)
Deferred revenue	21,454	20,929
Accrued income taxes	(3,323)	(24,572)
Other current assets and prepaid expenses	(3,150)	4,411
Other noncurrent assets and liabilities	(14,424)	(17,135)

Net cash provided by operating activities	115,072	53,463

Cash flows from investing activities:
Additions to property and equipment	(17,139)	(13,065)
Acquisitions of businesses, net of cash acquired	(24,546)	(75,084)
Acquisition of remaining equity interest in a controlled subsidiary	(3,972)	—

Net cash used by investing activities	(45,657)	(88,149)

Cash flows from financing activities:
Proceeds from issuance of common stock	13,875	4,052
Payments of withholding taxes in connection with settlement of restricted stock units	(6,496)	(102)
Repurchase of common stock	(1,809)	—
Tax benefit from stock-based awards	292	—
Credit facility origination costs	—	(897)
Payments of capital lease obligations	(369)	(323)

Net cash provided by financing activities	5,493	2,730

Effect of exchange rate changes on cash and cash equivalents	1,600	1,426

Net increase (decrease) in cash and cash equivalents	76,508	(30,530)
Cash and cash equivalents, beginning of period	183,448	204,423

Cash and cash equivalents, end of period	$259,956	$173,893

Supplemental disclosures of cash flow information:
Property and equipment acquired under capital leases	$—	$260
The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended		Nine months ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	Restated	Restated	Restated	Restated
	Note 2	Note 2	Note 2	Note 2
Net income	$80,465	$15,914	$113,017	$29,825

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0	786	986	3,340	1,837
Change in unrealized gain on investment securities, net of tax of $0	—	28	(680)	(205)
Impact of release of valuation allowance on U.S. net deferred tax assets	850	—	850	—

Other comprehensive income (loss)	1,636	1,014	3,510	1,632

Comprehensive income	$82,101	$16,928	$116,527	$31,457

The accompanying notes are an integral part of the consolidated financial statements.

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
2. Restatement of Consolidated Financial Statements
In this Form 10-Q/A, we are restating our consolidated balance sheets as of June 30, 2007 and September 30, 2006, our consolidated statements of operations and comprehensive income for the three and nine months ended June 30, 2007 and July 1, 2006, and our condensed consolidated statements of cash flows for the nine months ended June 30, 2007 and July 1, 2006, as well as all related footnotes.
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
To effect the restatement of revenue associated with the transactions placed by the Toshiba employee (the “Revenue Adjustment”), we reduced previously recorded revenue by $7.7 million in fiscal 2006, $15.5 million in fiscal 2005, $8.5 million in fiscal 2004, $2.1 million in fiscal 2003 and $7.1 million in prior years, and recorded related income tax effects. We did not make any adjustments to the costs incurred in connection with these transactions due to the uncertainty regarding our ultimate ability to retain the advances received for these transactions and our belief that all such costs are unrecoverable. Upon restatement, the revenue reversed from those prior periods was deferred and classified as Customer Advances in our consolidated balance sheets. That liability (which totaled $38.0 million and $39.5 million at June 30, 2007 and September 30, 2006, respectively, after the effects of foreign currency movements) will remain recorded until the rights and obligations of the several companies connected with the Toshiba transactions are resolved. To the extent that matters are resolved in our favor, we will reduce Customer Advances and record revenue or other income at that time.
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

The following tables present the effect of the restatement adjustments by financial statement line item for our consolidated balance sheets as of June 30, 2007 and September 30, 2006, our consolidated statements of operations for the three and nine months ended June 30, 2007 and July 1, 2006, our consolidated statements of cash flows for the nine months ended June 30, 2007 and July 1, 2006, and our consolidated statements of comprehensive income for the three and nine months ended June 30, 2007 and July 1, 2006:

	June 30, 2007
		Revenue	Other
Consolidated Balance Sheet	As Reported	Adjustment	Adjustments(1)	Restated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$259,956	$—	$—	$259,956
Accounts receivable	171,764	—	—	171,764
Prepaid expenses	26,995	—	—	26,995
Other current assets	52,960	—	—	52,960
Deferred tax assets	23,283	—	—	23,283

Total current assets	534,958	—	—	534,958
Property and equipment, net	55,358	—	—	55,358
Goodwill	245,733	—	—	245,733
Acquired intangible assets, net	81,632	—	—	81,632
Deferred tax assets	63,694	9,596	(9,767)	63,523
Other assets	69,986	—	—	69,986

Total assets	$1,051,361	$9,596	$(9,767)	$1,051,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,004	$—	$—	$19,004
Accrued expenses and other current liabilities	52,848	—	—	52,848
Accrued compensation and benefits	54,599	—	—	54,599
Accrued income taxes	9,816	—	(1,305)	8,511
Customer advances	—	38,020	—	38,020
Deferred revenue	223,151	—	—	223,151

Total current liabilities	359,418	38,020	(1,305)	396,133
Other liabilities	96,065	—	—	96,065
Deferred revenue	8,225	—	—	8,225
Stockholders’ equity:
Common stock	1,150	—	—	1,150
Additional paid-in capital	1,751,907	—	—	1,751,907
Accumulated deficit	(1,122,912)	(31,164)	(9,128)	(1,163,204)
Accumulated other comprehensive loss	(42,492)	2,740	666	(39,086)

Total stockholders’ equity	587,653	(28,424)	(8,462)	550,767

Total liabilities and stockholders’ equity	$1,051,361	$9,596	$(9,767)	$1,051,190

(1)	Consists of (i) an adjustment to correct our third quarter 2007 financial statements for the $10.4 million overstatement of reported net income, which resulted from tax errors detected in the fourth quarter of 2007 relating primarily to our release in the third quarter of a substantial portion of the valuation allowance for our U.S. net deferred tax assets and (ii) the effect of the correction we made in 2007 to reverse an income tax reserve that was unwarranted when established in 2004.

	September 30, 2006
		Revenue	Other
Consolidated Balance Sheet	As Reported	Adjustment	Adjustments(1)	Restated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$183,448	$—	$—	$183,448
Accounts receivable	181,008	—	—	181,008
Prepaid expenses	20,495	—	—	20,495
Other current assets	51,824	—	—	51,824
Deferred tax assets	1,341	—	—	1,341

Total current assets	438,116	—	—	438,116
Property and equipment, net	51,603	—	—	51,603
Goodwill	249,252	—	—	249,252
Acquired intangible assets, net	77,870	—	—	77,870
Deferred tax assets	3,205	5,943	—	9,148
Other assets	75,398	—	—	75,398

Total assets	$895,444	$5,943	$—	$901,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,109	$—	$—	$17,109
Accrued expenses and other current liabilities	52,128	—	—	52,128
Accrued compensation and benefits	72,632	—	—	72,632
Accrued income taxes	7,066	—	(1,305)	5,761
Customer advances	—	39,475	—	39,475
Deferred revenue	197,769	—	—	197,769

Total current liabilities	346,704	39,475	(1,305)	384,874
Other liabilities	97,413	—	—	97,413
Deferred revenue	13,228	—	—	13,228
Stockholders’ equity:
Common stock	1,119	—	—	1,119
Additional paid-in capital	1,723,570	—	—	1,723,570
Accumulated deficit	(1,242,692)	(34,834)	1,305	(1,276,221)
Accumulated other comprehensive loss	(43,898)	1,302	—	(42,596)

Total stockholders’ equity	438,099	(33,532)	1,305	405,872

Total liabilities and stockholders’ equity	$895,444	$5,943	$—	$901,387

(1)	Consists of the effect of the correction we made in 2007 to reverse an income tax reserve that was unwarranted when established in 2004.

	Three months ended June 30, 2007
		Revenue	Other
Consolidated Statement of Operations	As Reported	Adjustment	Adjustments(1)	Restated
	(in thousands, except per share data)
Revenue:
License	$62,098	$—	$—	$62,098
Service	162,998	(232)	—	162,766

Total revenue	225,096	(232)	—	224,864

Costs and expenses:
Cost of license revenue	4,084	—	—	4,084
Cost of service revenue	67,673	—	—	67,673
Sales and marketing	74,573	—	—	74,573
Research and development	39,798	—	—	39,798
General and administrative	16,855	—	—	16,855
Amortization of acquired intangible assets	1,764	—	—	1,764
In-process research and development	544	—	—	544
Restructuring and other charges	—	—	—	—

Total costs and expenses	205,291	—	—	205,291

Operating income (loss)	19,805	(232)	—	19,573
Other income (expense), net	2,268	—	—	2,268

Income (loss) before income taxes	22,073	(232)	—	21,841
Provision for (benefit from) income taxes	(65,155)	(3,902)	10,433	(58,624)

Net income (loss)	$87,228	$3,670	$(10,433)	$80,465

Earnings per share—Basic	$0.77			$0.71
Earnings per share—Diluted	$0.74			$0.68

	Three months ended July 1, 2006
		Revenue	Other
Consolidated Statement of Operations	As Reported	Adjustment	Adjustments	Restated
	(in thousands, except per share data)
Revenue:
License	$65,711	$—	$—	$65,711
Service	150,993	(1,139)	—	149,854

Total revenue	216,704	(1,139)	—	215,565

Costs and expenses:
Cost of license revenue	2,995	—	—	2,995
Cost of service revenue	65,579	—	—	65,579
Sales and marketing	70,033	—	—	70,033
Research and development	36,905	—	—	36,905
General and administrative	18,038	—	—	18,038
Amortization of acquired intangible assets	1,646	—	—	1,646
In-process research and development	2,100	—	—	2,100
Restructuring and other charges	5,947	—	—	5,947

Total costs and expenses	203,243	—	—	203,243

Operating income (loss)	13,461	(1,139)	—	12,322
Other income (expense), net	840	—	—	840

Income (loss) before income taxes	14,301	(1,139)	—	13,162
Provision for (benefit from) income taxes	(2,575)	(177)	—	(2,752)

Net income (loss)	$16,876	$(962)	$—	$15,914

Earnings per share—Basic	$0.15			$0.14
Earnings per share—Diluted	$0.15			$0.14

(1)	Consists of an adjustment to correct our third quarter 2007 financial statements for the $10.4 million overstatement of reported net income, which resulted from tax errors detected in the fourth quarter of 2007 relating primarily to our release in the third quarter of a substantial portion of the valuation allowance for our U.S. net deferred tax assets.

	Nine months ended June 30, 2007
		Revenue	Other
Consolidated Statement of Operations	As Reported	Adjustment	Adjustments(1)	Restated
	(in thousands, except per share data)
Revenue:
License	$200,022	$—	$—	$200,022
Service	474,837	(232)	—	474,605

Total revenue	674,859	(232)	—	674,627

Costs and expenses:
Cost of license revenue	11,855	—	—	11,855
Cost of service revenue	204,855	—	—	204,855
Sales and marketing	215,694	—	—	215,694
Research and development	117,935	—	—	117,935
General and administrative	56,489	—	—	56,489
Amortization of acquired intangible assets	5,440	—	—	5,440
In-process research and development	544	—	—	544
Restructuring and other charges	—	—	—	—

Total costs and expenses	612,812	—	—	612,812

Operating income (loss)	62,047	(232)	—	61,815
Other income (expense), net	4,396	—	—	4,396

Income (loss) before income taxes	66,443	(232)	—	66,211
Provision for (benefit from) income taxes	(53,337)	(3,902)	10,433	(46,806)

Net income (loss)	$119,780	$3,670	$(10,433)	$113,017

Earnings per share—Basic	$1.06			$1.00
Earnings per share—Diluted	$1.02			$0.96

	Nine months ended July 1, 2006
		Revenue	Other
Consolidated Statement of Operations	As Reported	Adjustment	Adjustments(2)	Restated
	(in thousands, except per share data)
Revenue:
License	$178,852	$(442)	$453	$178,863
Service	430,564	(6,038)	297	424,823

Total revenue	609,416	(6,480)	750	603,686

Costs and expenses:
Cost of license revenue	8,187	—	—	8,187
Cost of service revenue	187,942	—	279	188,221
Sales and marketing	197,938	—	279	198,217
Research and development	107,477	—	—	107,477
General and administrative	55,706	—	—	55,706
Amortization of acquired intangible assets	4,292	—	—	4,292
In-process research and development	2,100	—	—	2,100
Restructuring and other charges	5,947	—	—	5,947

Total costs and expenses	569,589	—	558	570,147

Operating income (loss)	39,827	(6,480)	192	33,539
Other income (expense), net	2,743	—	—	2,743

Income (loss) before income taxes	42,570	(6,480)	192	36,282
Provision for (benefit from) income taxes	7,427	(970)	—	6,457

Net income (loss)	$35,143	$(5,510)	$192	$29,825

Earnings per share—Basic	$0.32			$0.27
Earnings per share—Diluted	$0.31			$0.26

(1)	Consists of an adjustment to correct our third quarter 2007 financial statements for the $10.4 million overstatement of reported net income, which resulted from tax errors detected in the fourth quarter of 2007 relating primarily to our release in the third quarter of a substantial portion of the valuation allowance for our U.S. net deferred tax assets.

(2)	Consists of the reversal of the corrections we made in 2006 of $0.8 million for revenue erroneously recorded from 2002 to 2004 in the Asia-Pacific region as well as the reversal of related legal reserves recorded in 2004, net of the related income tax effects of these two items, which was $0 because of our full valuation allowance against net deferred tax assets.

	Nine months ended June 30, 2007
		Revenue	Other
Consolidated Statement of Cash Flows	As Reported	Adjustment	Adjustments	Restated
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$119,780	$3,670	$(10,433)	$113,017
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	22,507	—	—	22,507
Depreciation and amortization	28,882	—	—	28,882
Provision for (benefit from) deferred income taxes	(65,516)	(3,902)	10,433	(58,985)
In-process research and development	544	—	—	544
Other non-cash costs (credits), net	834	—	—	834
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	33,483	—	—	33,483
Accounts payable and accrued expenses	(5,201)	—	—	(5,201)
Customer advances	—	232	—	232
Accrued compensation and benefits	(20,798)	—	—	(20,798)
Deferred revenue	21,454	—	—	21,454
Accrued income taxes, net of income tax receivable	(3,323)	—	—	(3,323)
Other current assets and prepaid expenses	(3,150)	—	—	(3,150)
Other noncurrent assets and liabilities	(14,424)	—	—	(14,424)

Net cash provided by operating activities	115,072	—	—	115,072

Cash flows from investing activities:
Additions to property and equipment	(17,139)	—	—	(17,139)
Acquisitions of businesses, net of cash acquired	(24,546)	—	—	(24,546)
Acquisition of remaining equity interest in a controlled subsidiary	(3,972)	—	—	(3,972)

Net cash used by investing activities	(45,657)	—	—	(45,657)

Cash flows from financing activities:
Proceeds from issuance of common stock	13,875	—	—	13,875
Payments of withholding taxes in connection with settlement of restricted stock units	(6,496)	—	—	(6,496)
Repurchases of common stock	(1,809)	—	—	(1,809)
Tax benefit from stock-based awards	292	—	—	292
Payments of capital lease obligations	(369)	—	—	(369)

Net cash provided by financing activities	5,493	—	—	5,493

Effect of exchange rate changes on cash and cash equivalents	1,600	—	—	1,600

Net increase in cash and cash equivalents	76,508	—	—	76,508
Cash and cash equivalents, beginning of period	183,448	—	—	183,448

Cash and cash equivalents, end of period	$259,956	$—	$—	$259,956

	Nine months ended July 1, 2006
		Revenue	Other
Consolidated Statement of Cash Flows	As Reported	Adjustment	Adjustments	Restated
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$35,143	$(5,510)	$192	$29,825
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	29,273	—	—	29,273
Depreciation and amortization	24,809	—	—	24,809
In-process research and development	2,100	—	—	2,100
Other non-cash costs (credits), net	1,958	(970)	—	988
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	637	—	—	637
Accounts payable and accrued expenses	(10,487)	—	558	(9,929)
Customer advances	—	6,480	—	6,480
Accrued compensation and benefits	(14,353)	—	—	(14,353)
Deferred revenue	21,679	—	(750)	20,929
Accrued income taxes, net of income tax receivable	(24,572)	—	—	(24,572)
Other current assets and prepaid expenses	4,411	—	—	4,411
Other noncurrent assets and liabilities	(17,135)	—	—	(17,135)

Net cash provided by operating activities	53,463	—	—	53,463

Cash flows from investing activities:
Additions to property and equipment	(13,065)	—	—	(13,065)
Acquisitions of businesses, net of cash acquired	(75,084)	—	—	(75,084)

Net cash used by investing activities	(88,149)	—	—	(88,149)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,052	—	—	4,052
Payment of withholding taxes in connection with settlement of restricted stock units	(102)	—	—	(102)
Credit facility origination costs	(897)	—	—	(897)
Payments of capital lease obligations	(323)	—	—	(323)

Net cash provided by financing activities	2,730	—	—	2,730

Effect of exchange rate changes on cash and cash equivalents	1,426	—	—	1,426

Net decrease in cash and cash equivalents	(30,530)	—	—	(30,530)
Cash and cash equivalents, beginning of period	204,423	—	—	204,423

Cash and cash equivalents, end of period	$173,893	$—	$—	$173,893

	Three months ended June 30, 2007
		Revenue	Other
Consolidated Statement of Comprehensive Income	As Reported	Adjustment	Adjustments	Restated
	(in thousands)
Comprehensive income (loss):
Net income (loss)	$87,228	$3,670	$(10,433)	$80,465

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0	(441)	1,464	(237)	786
Change in unrealized gain on investment securities, net of tax of $0	—	—	—	—
Impact of release of valuation allowance on U.S. net deferred tax assets	(53)	—	903	850

Other comprehensive income (loss)	(494)	1,464	666	1,636

Comprehensive income	$86,734	$5,134	$(9,767)	$82,101

	Three months ended July 1, 2006
		Revenue	Other
Consolidated Statement of Comprehensive Income	As Reported	Adjustment	Adjustments	Restated
	(in thousands)
Comprehensive income (loss):
Net income (loss)	$16,876	$(962)	$—	$15,914

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0	1,470	(484)	—	986
Change in unrealized gain on investment securities, net of tax of $0	28	—	—	28

Other comprehensive income (loss)	1,498	(484)	—	1,014

Comprehensive income	$18,374	$(1,446)	$—	$16,928

	Nine months ended June 30, 2007
		Revenue	Other
Consolidated Statement of Comprehensive Income	As Reported	Adjustment	Adjustments	Restated
	(in thousands)
Comprehensive income (loss):
Net income (loss)	$119,780	$3,670	$(10,433)	$113,017

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0	2,139	1,438	(237)	3,340
Change in unrealized gain on investment securities, net of tax of $0	(680)	—	—	(680)
Impact of release of valuation allowance on U.S. net deferred tax assets	(53)	—	903	850

Other comprehensive income	1,406	1,438	666	3,510

Comprehensive income	$121,186	$5,108	$(9,767)	$116,527

	Nine months ended July 1, 2006
		Revenue	Other
Consolidated Statement of Comprehensive Income	As Reported	Adjustment	Adjustments	Restated
	(in thousands)
Comprehensive income (loss):
Net income (loss)	$35,143	$(5,510)	$192	$29,825

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0	1,044	793	—	1,837
Change in unrealized gain on investment securities, net of tax of $0	(205)	—	—	(205)

Other comprehensive income	839	793	—	1,632

Comprehensive income	$35,982	$(4,717)	$192	$31,457

3. Restructuring Charges
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
4. Stock-based Compensation
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
In the first quarter of 2006, we granted 346,800 shares to our executive officers. The restrictions on one-third of these shares lapsed on November 9, 2006 and those on the remaining shares will lapse in substantially equal installments on November 9, 2007 and 2008, provided that the holder of the award remains employed by us at those dates. In the second quarter of 2006, we issued 88,000 shares of restricted stock to our non-employee directors, of which the restrictions on one-third of the shares lapsed on February 15, 2007 and the restrictions on the remaining shares will lapse in substantially equal installments on each of February 15, 2008 and 2009, provided that the holder of the award remains a director at those dates.
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

5. Common Stock and Earnings Per Share (EPS)
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

The following table presents the calculation for both basic and diluted EPS:

	Three months ended		Nine months ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	Restated	Restated	Restated	Restated
	Note 2	Note 2	Note 2	Note 2
	(in thousands, except per share data)
Net income	$80,465	$15,914	$113,017	$29,825

Weighted average shares outstanding—Basic	113,154	109,947	112,610	109,672
Dilutive effect of employee stock options, restricted shares and restricted stock units	4,346	2,924	4,813	3,258

Weighted average shares outstanding—Diluted	117,500	112,871	117,423	112,930

Earnings per share — Basic	$0.71	$0.14	$1.00	$0.27
Earnings per share — Diluted	$0.68	$0.14	$0.96	$0.26
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
6. Acquisitions
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

The changes in the carrying amounts of goodwill and intangible assets with indefinite lives at June 30, 2007 from September 30, 2006 are due to the impact of acquisitions (see Note 6), the $20.0 million decrease in goodwill resulting from our reversal of the valuation allowance on U.S. net deferred tax assets (see Note 10), and to foreign currency translation adjustments related to those asset balances that are recorded in non-U.S. currencies.
Changes in goodwill, presented by reportable segment, were as follows:

	Software
	Products	Services
	Segment	Segment	Total
	(in thousands)
Balance, September 30, 2006	$231,699	$17,553	$249,252
Acquisition of NC Graphics	1,542	—	1,542
Acquisition of ITEDO	11,442	—	11,442
Additional purchase price paid for Cadtrain acquisition	—	1,500	1,500
Reversal of valuation allowance against U.S. net deferred tax assets	(18,552)	(1,419)	(19,971)
Foreign currency translation adjustments	1,850	118	1,968

Balance, June 30, 2007	$227,981	$17,752	$245,733

The aggregate amortization expense for intangible assets with finite lives was classified in our consolidated statements of operations as follows:

	Three months ended		Nine months ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(in thousands)
Amortization of acquired intangible assets	$1,764	$1,646	$5,440	$4,292
Cost of license revenue	1,774	1,529	5,411	3,920
Cost of service revenue	17	65	66	169

Total amortization expense	$3,555	$3,240	$10,917	$8,381

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
	(in thousands)
Revenue:
Software Products segment:
License:
Desktop solutions	$38,240	$43,547	$130,268	$114,270
Enterprise solutions	23,858	22,164	69,754	64,593

Total software products license revenue	62,098	65,711	200,022	178,863

Maintenance: (1)
Desktop solutions	82,550	76,569	243,455	222,052
Enterprise solutions	20,534	17,547	58,979	49,913

Total software products maintenance revenue	103,084	94,116	302,434	271,965

Total software products revenue	165,182	159,827	502,456	450,828

Services segment:
Desktop solutions	18,165	22,875	55,788	60,458
Enterprise solutions	41,517	32,863	116,383	92,400

Total service revenue	59,682	55,738	172,171	152,858

Total revenue:
Desktop solutions	138,955	142,991	429,511	396,780
Enterprise solutions	85,909	72,574	245,116	206,906

Total revenue	$224,864	$215,565	$674,627	$603,686

Operating income (loss): (2)(3)
Software Products segment	$104,117	$99,517	$321,348	$283,513
Services segment	6,884	4,234	12,650	7,307
Sales and marketing expenses	(74,573)	(73,708)	(215,694)	(201,892)
General and administrative expenses	(16,855)	(17,721)	(56,489)	(55,389)

Total operating income	$19,573	$12,322	$61,815	$33,539

(1)	Maintenance revenue is included in Service Revenue in our consolidated statements of operations.

(2)	The operating income (loss) reported for each operating segment does not represent total operating results as it does not contain an allocation of sales, marketing, and general and administrative expenses incurred in support of the operating segments.

(3)	As described in Note 3, for the three months and nine months ended July 1, 2006, we recorded a net restructuring charge of $5.9 million. For the three months and nine months ended July 1, 2006, Software Products included $1.5 million, Services included $1.1 million, sales and marketing included $3.6 million, and general and administrative expenses included $(0.3) million of the restructuring charge recorded in those periods.

Data for the geographic regions in which we operate is presented below:

	Three months ended		Nine months ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	Restated	Restated	Restated	Restated
	Note 2	Note 2	Note 2	Note 2
	(in thousands)
Revenue:
North America (1)	$86,884	$90,955	$262,774	$244,875
Europe (2)	86,166	71,973	251,757	213,753
Asia-Pacific (3)	51,814	52,637	160,096	145,058

Total revenue	$224,864	$215,565	$674,627	$603,686

(1)	Includes revenue in the United States totaling $82.7 million and $87.0 million for the three months ended June 30, 2007 and July 1, 2006, respectively, and $249.5 million and $233.2 million for the nine months ended June 30, 2007 and July 1, 2006, respectively.

(2)	Includes revenue in Germany totaling $26.4 million and $21.5 million for the three months ended June 30, 2007 and July 1, 2006, respectively, and $76.6 million and $63.4 million for the nine months ended June 30, 2007 and July 1, 2006, respectively.

(3)	Includes revenue in Japan totaling $19.2 million and $22.7 million for the three months ended June 30, 2007 and July 1, 2006, respectively, and $68.8 million and $64.5 million for the nine months ended June 30, 2007 and July 1, 2006, respectively.
Total long-lived tangible assets by geographic region have not changed significantly since September 30, 2006.
10. Income Taxes
Our income tax provisions for the three and nine months ended June 30, 2007 include a tax benefit of $58.9 million recorded upon our decision in the third quarter of 2007 to release a substantial portion of the valuation allowance recorded against net deferred tax assets in the U.S. and a foreign jurisdiction as well as a tax benefit of $3.9 million recorded in the third quarter of 2007 upon the favorable outcome of a tax refund claim in the U.S. Our income tax provisions for the three and nine months ended June 30, 2006 include a tax benefit of $6.1 million recorded upon the favorable resolution of a tax audit in the U.S., in connection with which we made federal income tax payments of $9.5 million for liabilities arising from our income tax returns for fiscal years 2001 and 2002. As a result of the tax payments made being less than the accrued income taxes that we had recorded for those years, we recorded an income tax benefit in the third quarter of 2006 of $6.1 million. Excluding the effect of these one-time tax benefits, our income tax provisions in the three and nine months ended June 30, 2007 and 2006 consisted primarily of taxes owed in relation to the income generated by our foreign subsidiaries as well as withholding taxes that we incurred in the U.S. in connection with certain foreign operations. The tax provisions of those periods included only insignificant amounts in relation to the income that we generated in the U.S., due to our utilization of available net operating loss carryforwards that previously had been recorded in our balance sheet with a full valuation allowance.
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

11. Commitments and Contingencies
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
To effect the restatement of revenue associated with the transactions placed by the Toshiba employee, we reduced previously recorded revenue by approximately $8 million in fiscal 2006, $15 million in fiscal 2005, $9 million in fiscal 2004, $2 million in fiscal 2003 and $7 million in prior years, and recorded related income tax effects. We did not make any adjustments to the costs incurred in connection with these transactions due to the uncertainty regarding our ultimate ability to retain the advances received for these transactions and our belief that all such costs are unrecoverable. Upon restatement, the revenue reversed from those prior periods was deferred and classified as Customer Advances in our consolidated balance sheets. That liability (which totaled $38.0 million and $39.5 million at June 30, 2007 and September 30, 2006, respectively, after the effects of foreign currency movements) will remain recorded until the rights and obligations of the several companies connected with the Toshiba transactions are resolved. To the extent that matters are resolved in our favor, we will reduce Customer Advances and record revenue or other income at that time.
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
Disclosure Amended by this Form 10-Q/A
All amounts referenced to June 30, 2007, September 30, 2006 and July 1, 2006 in the following discussion reflect the balances and amounts on a restated basis. Also, comparisons of the three and nine months ended June 30, 2007 and July 1, 2006 to any other periods have been revised from those included in our Original Form 10-Q as necessary to reflect the restated information.
This Form 10-Q/A modifies only the disclosures described in the preceding paragraph to reflect the restatement and does not modify or update such disclosures in any other respect, or any other disclosures presented in the Original Form 10-Q. Further, this Form 10-Q/A does not reflect any other events occurring after August 9, 2007, the date we filed the Original Form 10-Q. We specifically note that we have not updated any forward-looking statements or our Risk Factors to reflect events occurring after the date we filed the Original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC since the filing date of the Original Form 10-Q, including our Current Reports on Form 8-K, our Annual Report on Form 10-K for the year ended September 30, 2007, and the amendments to our Quarterly Reports on Form 10-Q for the quarterly periods ended December 30, 2006 and March 31, 2007.

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
Executive Overview
Total revenue in the third quarter of 2007 was $224.9 million, reflecting 4% year-over-year growth. While our revenue grew on a year-over-year basis, our license revenue and operating margins were below our expectations and reflected mixed revenue performance across geographic areas and product categories. Our third quarter license revenue performance reflects two major factors: (1) several large transactions that we expected to close did not close and (2) a reduction in add-on sales of Desktop Solutions in North America and Japan. In the third quarter of 2007, we continued to see strong revenue growth in Enterprise Solutions and our maintenance revenue was $103.1 million, the highest amount of quarterly maintenance revenue we have ever recorded. We believe this strong maintenance revenue is an indicator that we have a large and loyal customer base that continues to benefit from the use of our differentiated solutions. While our revenue performance in the third quarter of 2007 was lower than our expectations, we continue to believe that the overall PLM market is growing and will continue to grow as customers invest in solutions that help them improve their product development processes.

Net income for the third quarter and first nine months of 2007 was significantly higher year over year due to non-cash tax benefits recorded in the quarter primarily associated with our reversal of valuation allowances in the U.S. and a foreign jurisdiction. Based upon our operating results over recent years and through June 30, 2007 as well as an assessment of our expected future operating results, we determined that it had become more likely than not that we will realize a substantial portion of our deferred tax assets in the U.S. and a foreign jurisdiction. As a result, during the third quarter of 2007, we reversed the valuation allowance against certain deferred tax assets in the U.S. and a foreign jurisdiction, resulting in a tax benefit of $58.9 million, a decrease to goodwill of $20.0 million, and an increase in stockholders’ equity of $0.9 million.
We believe operating results for the first nine months of 2007, during which revenue grew 12% year over year and operating margins improved, reflect the trends in our business better than the results of the third quarter of 2007 alone. These nine-month results reflect growth across our lines of business, growth in both our Desktop Solutions and Enterprise solutions product categories, growth across our three major geographies, and growth in revenue from customers of all sizes. We believe these nine-month operating results reflect successful execution of our strategic initiatives over the past three years as well as increased technology spending by our customers. Those initiatives focused on improving our product and service offerings, our distribution model, our strategic account relationships, our competitive position and our marketing programs. We believe our strategic initiatives have created three key competitive differentiators which we believe are causing customers to adopt our solutions: our broad product development system capabilities, our single platform architecture, and our unique process framework for addressing our customers’ product development challenges. In particular, we believe our strategy to offer a product development system with fully integrated solutions on a common architecture provides us with a significant competitive advantage and is a major factor in our increased sales of Pro/ENGINEER® and Windchill®. We also believe that acquisitions by others of certain of our competitors create competitive opportunities for us.
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

	Three months ended				Nine months ended
	June 30,	July 1,	Percent		June 30,	July 1,	Percent
	2007	2006	Change		2007	2006	Change
	(Dollar amounts in millions)
Total revenue	$224.9	$215.6	4	%(1)	$674.6	$603.7	12	%(1)
Total costs and expenses	205.3	203.3	1%		612.8	570.1	7%

Operating income	19.6	12.3			61.8	33.6
Other income (expense), net	2.2	0.8			4.4	2.7

Income before income taxes	21.8	13.1			66.2	36.3
(Benefit from) provision for income taxes	(58.6)	(2.8)			(46.8)	6.5

Net income	$80.4	$15.9			$113.0	$29.8

(1)	On a consistent foreign currency basis, compared to the year-ago periods, total revenue for the third quarter and first nine months of 2007 increased 2% and 9%, respectively.
Revenue results for the third quarter and first nine months of 2007 are described below in Revenue.
Total costs and expenses reflect increases in our operating cost structure from acquisitions and from measured increases to support planned revenue growth. Refer to Costs and Expenses beginning on page 34 for a more detailed discussion.
The increase in operating income in the third quarter and first nine months of 2007 compared to 2006 is favorably impacted by lower stock-based compensation expense and restructuring charges in the 2007 periods as compared to the 2006 periods. In addition, as described in Executive Overview beginning on page 26 and in Costs and Expenses, net income in the third quarter and first nine months of 2007 includes a $58.9 million tax benefit due to the reversal of a significant portion of our valuation allowances against deferred tax assets in the U.S. and in a foreign jurisdiction.

The following table shows certain consolidated financial data as a percentage of our total revenue for the third quarters and first nine months of 2007 and 2006:

	Three months ended		Nine months ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Revenue:
License	28%	30%	30%	30%
Service	72	70	70	70

Total revenue	100	100	100	100

Costs and expenses:
Cost of license revenue	2	1	2	1
Cost of service revenue	30	30	30	31
Sales and marketing	33	33	32	33
Research and development	18	17	18	18
General and administrative	7	8	8	9
Amortization of acquired intangible assets	1	1	1	1
Restructuring charges	—	3	—	1
In-process research and development	—	1	—	—

Total costs and expenses	91	94	91	94

Operating income	9	6	9	6
Other income (expense), net	1	—	1	—

Income before income taxes	10	6	10	6
(Benefit from) provision for income taxes	(26)	(1)	(7)	1

Net income	36%	7%	17%	5%

Revenue
Our revenue consists of software license revenue and service revenue, which includes software maintenance revenue (consisting of providing our customers software updates and technical support) as well as consulting and training revenue (including implementation services).
We report our revenue in two product categories:
•	Enterprise Solutions, which includes Windchill, Pro/INTRALINK, ProductView, Arbortext Publishing Engine, Arbortext IsoView and all other solutions that help companies collaborate and manage and publish information across an extended enterprise; and
•	Desktop Solutions, which includes Pro/ENGINEER, Arbortext Editor, Arbortext IsoDraw, Mathcad and all other solutions that help companies create content and improve desktop productivity.

The following table shows our software license revenue and our service revenue by product category for the periods stated.

	Three months ended				Nine months ended
	June 30,	July 1,	Percent		June 30,	July 1,	Percent
	2007	2006	Change		2007	2006	Change
	(Dollar amounts in millions)
License revenue:
Enterprise	$23.9	$22.2	8%		$69.8	$64.6	8%
Desktop	38.2	43.5	(12)%		130.2	114.3	14%

Total license revenue	62.1	65.7	(5)%		200.0	178.9	12%
Maintenance revenue:
Enterprise	20.5	17.5	17%		58.9	49.9	18%
Desktop	82.6	76.6	8%		243.5	222.0	10%

Total maintenance revenue	103.1	94.1	10%		302.4	271.9	11%
Consulting and training service revenue:
Enterprise	41.5	32.9	26%		116.4	92.4	26%
Desktop	18.2	22.9	(21)%		55.8	60.5	(8)%

Total consulting and training service revenue	59.7	55.8	7%		172.2	152.9	13%

Total service revenue	162.8	149.9	9%		474.6	424.8	12%

Total revenue	$224.9	$215.6	4	%(1)	$674.6	$603.7	12	%(1)

Total Enterprise Solutions revenue	$85.9	$72.6	18%		$245.1	$206.9	18%
Total Desktop Solutions revenue	$139.0	$143.0	(3)%		$429.5	$396.8	8%

(1)	On a consistent foreign currency basis from the comparable year-ago period, in the third quarter and first nine months of 2007 total revenue increased 2% and 9%, respectively.
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
License Revenue
Total
License revenue accounted for 28% and 30% of total revenue in the third quarter and first nine months of 2007 and 30% and 30% of total revenue in the third quarter and first nine months of 2006, respectively. The decline in license revenue in the third quarter of 2007 compared to 2006 was primarily due to lower license revenue from large customer transactions. The growth in license revenue in the first nine months of 2007 compared to 2006 was due to revenue growth in customers of all sizes and across product categories.
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
Consulting and Training Service Revenue
Total
Consulting and training service revenue, which has a lower gross profit margin than license and maintenance revenues, accounted for 27% and 26% of total revenue in the third quarter of 2007 and 2006, respectively, and 26% and 25% of total revenue in the first nine months of 2007 and 2006, respectively. Consulting and training service revenue reflects an increase in consulting service revenue for each of the third quarter and first nine months of 2007, partially offset by a decrease in training service revenue for each of the third quarter and first nine months of 2007, compared to the year-ago periods.
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
Desktop Solutions
Desktop Solutions consulting and training service revenue reflects a decrease in training service revenue for the third quarter and first nine months of 2007, partially offset by an increase in consulting service revenue for the same periods, as compared to the third quarter and first nine months of 2006. The decrease in Desktop Solutions training service revenue for the first nine months of 2007 was partially attributable to a large customer training order completed in the second quarter of 2006.

Revenue by Geography
The following table shows our revenue by geography for the periods stated.

	Three months ended				Nine months ended
	June 30,	July 1,	Percent		June 30,	July 1,	Percent
	2007	2006	Change		2007	2006	Change
	(Dollar amounts in millions)
Revenue by geography:
North America	$86.9	$91.0	(5)%		$262.8	$244.9	7%
Europe	$86.2	$72.0	20	%(1)	$251.7	$213.7	18	%(2)
Asia-Pacific	$51.8	$52.6	(2)	%(1)	$160.1	$145.1	10	%(2)

(1)	On a consistent foreign currency basis from the comparable year-ago period, in the third quarter of 2007 revenue in Europe increased 11% and revenue in Asia-Pacific increased 1%.

(2)	On a consistent foreign currency basis from the comparable year-ago period, in the first nine months of 2007 revenue in Europe increased 9% and revenue in Asia-Pacific increased 12%.
We derived 61% of our total revenue from sales to customers outside North America in both the third quarter and first nine months of 2007, compared to 58% and 59% in the third quarter and first nine months of 2006, respectively.
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
Asia-Pacific. Revenue performance in Asia-Pacific for the third quarter of 2007 compared to the third quarter of 2006 reflected a 9% increase in revenue in the Pacific Rim and a 15% decrease in revenue in Japan. Revenue for the first nine months of 2007 compared to the first nine months of 2006 reflected a 13% increase in the Pacific Rim and a 7% increase in Japan. We believe that the growth in the Pacific Rim reflects better execution after strategic and organizational changes we made in that region in 2006 and a growing market opportunity — particularly, strong demand for our PLM solutions in China. Revenue performance in Japan in the first nine months of 2007 reflected strong first quarter revenue relative to recent quarters and included revenue from a relatively large customer transaction completed in the first quarter. Our results in Japan continue to be adversely affected by unfavorable industry conditions, as well as our own execution challenges. We continue to focus on improving results in Japan, but we expect that such improvement will take some time and extend into 2008.
Revenue from Individual Customers
We enter into customer contracts that may result in revenue being recognized over multiple reporting periods. Accordingly, revenue recognized in a current quarter may be attributable to contracts entered into during the current period or in prior periods. License and/or consulting and training service revenue of $1 million or more recognized from individual customers in the third quarter and first nine months of 2007 was $34.7 million and $98.5 million, respectively, and in the third quarter and first nine months of 2006 was $35.5 million and $84.9 million, respectively. The third quarter of 2007 results include 17 customers with license and service revenue over $1 million each, compared to 16 such customers in the third quarter of 2006, reflective of continued success in our strategic account program. While the level of license and service revenue greater than $1 million from individual customers in the third quarter of 2007 was relatively flat compared to the year-ago period, Enterprise Solutions revenue from such transactions was higher than the year-ago period and Desktop Solutions was lower, and, overall, we experienced lower than expected revenue in the quarter from large transactions due to the fact that some transactions that we expected to close in the quarter did not close. Additionally, the license component of our larger transaction revenue declined, while services revenue increased, which adversely impacted our operating margins. While our customers may not continue to spend at these levels in future periods, we believe the strong performance in 2006 and the first nine months of 2007 is the result of a shift in customer priorities toward PLM solutions relative to other

IT spending initiatives, our improved ability to provide broader solutions to our customers, and improvements in our competitive position due to our system architecture and product development process knowledge.
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
The following table shows our costs and expenses by expense category for the periods stated.

	Three months ended				Nine months ended
	June 30,	July 1,	Percent		June 30,	July 1,	Percent
	2007	2006	Change		2007	2006	Change
	(Dollar amounts in millions)
Costs and expenses:
Cost of license revenue	$4.1	$3.0	36%		$11.9	$8.2	45%
Cost of service revenue	67.7	65.6	3%		204.9	188.2	9%
Sales and marketing	74.6	70.0	6%		215.7	198.2	9%
Research and development	39.8	36.9	8%		117.9	107.5	10%
General and administrative	16.8	18.0	(7)%		56.5	55.7	1%
Amortization of acquired intangible assets	1.8	1.7	7%		5.4	4.3	27%
Restructuring charges	—	5.9	(100)%		—	5.9	(100)%
In-process research and development	0.5	2.1	(74)%		0.5	2.1	(74)%

Total costs and expenses	$205.3	$203.2	1	%(1)	$612.8	$570.1	7	%(1)

(1)	On a consistent foreign currency basis from the prior period, total costs and expenses decreased 1% and increased 5% in the third quarter and first nine months of 2007, respectively, compared to the third quarter and first nine months of 2006.
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
Cost of Service Revenue
Our cost of service revenue includes costs associated with training, customer support and consulting personnel, such as salaries and related costs; third-party subcontractor fees; costs associated with the release of maintenance updates (including related royalty costs); and facility costs. Cost of service revenue as a percentage of service revenue was 42% and 44% in the third quarter of 2007 and 2006, respectively and 43% and 44% in the first nine months of 2007 and 2006, respectively. Service margins can vary based on the product mix sold in the period. Service-related headcount increased to 1,317 at June 30, 2007 from 1,291 at September 30, 2006 and 1,266 at July 1, 2006. Total compensation, commissions, benefits and travel costs were $1.0 million and $9.6 million higher in the third quarter and first nine months of 2007, respectively, compared to the third quarter and first nine months of 2006 due to planned increases in our services delivery capacity. The cost of third-party consulting services was $1.1 million and $4.7 million higher in the third quarter and first nine months of 2007, respectively, compared to the third quarter and first nine months of 2006, due to the use of such services in support of increases in consulting and training service revenue.
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
Research and Development
Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Major research and development activities include developing new releases of our software that work together in a more integrated fashion and that include functionality enhancements. Research and development expenses as a percentage of total revenue were 18% and 17% in third quarter of 2007 and 2006, respectively, and 18% in both the first nine months of 2007 and 2006. Research and development headcount increased to 1,656 at June 30, 2007 from 1,437 at September 30, 2006 and 1,392 at July 1, 2006. As a result of these increases in headcount, total compensation, benefits and travel costs were higher in the third quarter and first nine months of 2007 compared to the third quarter and first nine months of 2006 by an aggregate of $2.4 million and $9.7 million, respectively.

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
Income Taxes
In the third quarter of 2007, our effective tax rate was a benefit of 268% on pre-tax income of $21.8 million compared to a benefit of 21% in the third quarter of 2006 on pre-tax income of $13.2 million. In the first nine months of 2007, our effective tax rate was a benefit of 71% on pre-tax income of $66.2 million compared to an expense of 18% in the first nine months of 2006 on pre-tax income of $36.3 million. The net tax benefit recorded in those 2007 periods was principally due a tax benefit of $58.9 million recorded upon our decision in the third quarter of 2007 to release a substantial portion of the valuation allowance recorded against net deferred tax assets in the U.S. and a foreign jurisdiction as well as a tax benefit of $3.9 million recorded in the third quarter of 2007 from the favorable outcome of a tax refund claim in the U.S. The net tax benefit recorded in third quarter of 2006 was due to a benefit of $6.1 million realized upon the favorable resolution of a tax audit in the U.S. Excluding each of these one-time benefits, our effective tax rates were 19% and 25% in the third quarters of 2007 and 2006, respectively, and 24% and 35% in the first nine months of 2007 and 2006, respectively. For the third quarters of 2007 and 2006 and the first nine months of 2007, our effective tax rates excluding those one-time tax benefits were lower than the statutory federal income tax rate of 35% due primarily to our use of net operating loss carryforwards (NOLs) to offset our U.S. taxable income (which reduced the valuation allowance we had previously recorded against those NOLs) and to taxes owed in foreign jurisdictions at tax rates lower than the U.S. statutory tax rate, partially offset by the impact of losses in foreign jurisdictions that could not be benefited, as well as withholding taxes that we incurred in the U.S. in connection with certain foreign operations.
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

Liquidity and Capital Resources

	June 30,	July 1,
	2007	2006
	(in thousands)
Cash and cash equivalents	$259,956	$173,893

Amounts below are for the nine months ended:
Cash provided by operating activities	$115,072	$53,463
Cash used by investing activities	(45,657)	(88,149)
Cash provided by financing activities	5,493	2,730
Cash provided by operating activities included the following:
Cash disbursements for restructuring charges	(5,522)	(11,227)
Federal income tax audit settlement payments	—	(9,488)
Cash used by investing activities included the following:
Cash paid to acquire businesses, net of cash acquired	(24,546)	(75,084)
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
Cash provided by operating activities
Cash provided by operating activities was $115.1 million in the first nine months of 2007 compared to cash provided by operating activities of $53.5 million in the first nine months of 2006. This change was due primarily to higher net income and improved customer collections in the first nine months of 2007 compared to the first nine months of 2006. The lower cash provided by operations in the first nine months of 2006 was also impacted by higher income tax payments in 2006, including a $9.5 million payment to the IRS in the third quarter of 2006 as a result of the settlement of tax audits during the third quarter. In addition, we made a cash contribution to our U.S. defined benefit pension plan of $4.2 million in the first quarter of 2006. We did not make any contributions to our U.S. defined benefit pension plan in 2007.
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
Cash provided by financing activities
Cash provided by financing activities was $5.5 million and $2.7 million in the first nine months of 2007 and 2006, respectively. The increase in 2007 compared to 2006 is primarily due to higher proceeds from the issuance of common stock upon the exercise of stock options, which were $13.9 million in the first nine months of 2007 compared to $4.1 million in the first nine months of 2006. During the first nine months of 2007, we used $6.5 million to pay employee withholding taxes related to restricted stock units that vested during the period in lieu of issuing shares to employees with respect to those awards. In addition, in the third quarter of 2007, we repurchased 100,000 shares of our common stock for $1.8 million.
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
The credit facility limits our and our subsidiaries’ ability to take certain actions and requires that we and our subsidiaries maintain specified leverage and fixed-charge ratios. These limitations are described in Note 11 to our unaudited Consolidated Financial Statements located in Part I, Item 1 of this report. We were in compliance with all financial and operating covenants of the credit facility as of June 30, 2007.
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
During the remainder of 2007, we expect to make cash disbursements estimated at $9 million for restructuring charges incurred in the fourth quarter of 2007 and for restructuring charges incurred in 2006 and prior periods; capital expenditures of approximately $5 million; and a contribution of approximately $7 million to a non-US pension plan. We also resolved a prior tax refund claim with the IRS in the third quarter of 2007 for which we recorded an income tax benefit of $3.9 million during the quarter, and we expect to receive the related tax refund of $5.6 million in the fourth quarter of 2007.
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
We, under the supervision and with the participation of our management, including our principal executive and principal financial officers, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007 in connection with the filing of the Original Form 10-Q. Based on that evaluation, we concluded at that time that our disclosure controls and procedures were effective.
Subsequent to the evaluation made in connection with the filing of the Original Form 10-Q, and in connection with the restatement of our prior period financial statements described in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q/A and the filing of this Form 10-Q/A, we, under the supervision and with the participation of our management, including our principal executive and principal financial officers, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, because the material weakness in our internal control over financial reporting described below existed at that time, our disclosure controls and procedures were not effective as of June 30, 2007.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Subsequent to the filing of the Original Form 10-Q, we identified a material weakness in our internal control over financial reporting in that we did not maintain effective controls over the accounting for income taxes, including the determination and reporting of accrued income taxes, deferred taxes and the related income tax provision. Specifically, we did not have adequate personnel to enable us to properly consider and apply generally accepted accounting principles for taxes, review and monitor the accuracy and completeness of the components of the income tax provision calculations and the related deferred taxes and accrued income taxes, ensure that the rationale for certain tax positions was appropriate, and ensure that effective oversight of the work performed by our outside tax advisors was exercised. This material weakness resulted in the restatement of our unaudited interim consolidated financial statements as of and for the period ended June 30, 2007. In addition, until remediated, this material weakness could result in a misstatement in the tax-related accounts described above that would result in a material misstatement to our interim or annual consolidated financial statements and disclosures that would not be prevented or detected.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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