Form 10-Q
period 2007-12-29
PARAMETRIC TECHNOLOGY CORP
filed 2008-02-07
CIK 857005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2007
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑     NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
     Large Accelerated Filer ☑     Accelerated Filer ☐     Non-accelerated Filer ☐     Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
There were 115,985,169 shares of our common stock outstanding on February 1, 2008.

PARAMETRIC TECHNOLOGY CORPORATION
INDEX TO FORM 10-Q
For the Quarter Ended December 29, 2007

i

PART I—FINANCIAL INFORMATION
PARAMETRIC TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	December 29,	September 30,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$214,788	$263,271
Accounts receivable, net of allowance for doubtful accounts of $3,969 and $3,869 at December 29, 2007 and September 30, 2007, respectively	193,132	217,101
Prepaid expenses	32,326	23,972
Other current assets (Note 1)	75,157	62,922
Deferred tax assets	28,022	27,365

Total current assets	543,425	594,631
Property and equipment, net	53,874	54,745
Goodwill	400,540	244,497
Acquired intangible assets, net	212,894	80,555
Deferred tax assets	69,264	69,969
Other assets	43,702	45,916

Total assets	$1,323,699	$1,090,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility (Note 10)	$201,428	—
Accounts payable	18,391	$18,715
Accrued expenses and other current liabilities	59,389	55,138
Accrued compensation and benefits	59,356	80,595
Accrued income taxes	15,960	16,857
Deferred tax liabilities	2,081	—
Customer advances (Note 10)	40,791	40,297
Deferred revenue (Note 1)	229,324	218,740

Total current liabilities	626,720	430,342
Other liabilities (Note 2)	68,489	57,040
Deferred tax liabilities	19,804	—
Deferred revenue (Note 1)	6,251	8,424

Total liabilities	721,264	495,806

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 115,952 and 114,704 shares issued and outstanding at December 29, 2007 and September 30, 2007, respectively	1,160	1,147
Additional paid-in capital	1,763,231	1,759,459
Accumulated deficit	(1,128,078)	(1,132,565)
Accumulated other comprehensive loss	(33,878)	(33,534)

Total stockholders’ equity	602,435	594,507

Total liabilities and stockholders’ equity	$1,323,699	$1,090,313

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended
	December 29,	December 30,
	2007	2006

Revenue:
License	$67,191	$66,588
Service	174,051	155,079

Total revenue	241,242	221,667

Costs and expenses:
Cost of license revenue	4,747	3,560
Cost of service revenue	71,038	68,568
Sales and marketing	71,028	69,561
Research and development	41,548	37,984
General and administrative	23,551	18,923
Amortization of acquired intangible assets	2,893	2,088
In-process research and development (Note 5)	1,887	—
Restructuring charges (Note 2)	9,685	—

Total costs and expenses	226,377	200,684

Operating income	14,865	20,983
Other income, net	1,606	780

Income before income taxes	16,471	21,763
Provision for income taxes	6,591	6,610

Net income	$9,880	$15,153

Earnings per share—Basic (Note 4)	$0.09	$0.14
Earnings per share—Diluted (Note 4)	$0.08	$0.13
Weighted average shares outstanding—Basic	113,680	111,830
Weighted average shares outstanding—Diluted	118,087	117,283
The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	December 29,	December 30,
	2007	2006

Cash flows from operating activities:
Net income	$9,880	$15,153
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	11,935	9,536
Stock-based compensation	10,603	8,630
Other non-cash costs, net	1,157	69
In-process research and development	1,887	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	38,100	(8,302)
Accounts payable and accrued expenses	(3,880)	(1,786)
Accrued compensation and benefits	(26,239)	(25,818)
Deferred revenue	(16,417)	(14,895)
Accrued income taxes	(1,487)	2,735
Other current assets and prepaid expenses	(3,292)	639
Other noncurrent assets and liabilities	(1,691)	(2,299)

Net cash provided (used) by operating activities	20,555	(16,338)

Cash flows from investing activities:
Additions to property and equipment	(4,830)	(6,345)
Acquisitions of businesses, net of cash acquired	(262,285)	(17,639)

Net cash used by investing activities	(267,115)	(23,984)

Cash flows from financing activities:
Borrowings under revolving credit facility	220,000	—
Repayment of borrowings under revolving credit facility	(15,000)	—
Proceeds from issuance of common stock	2,024	7,788
Payments of withholding taxes in connection with settlement of restricted stock and restricted stock units	(8,962)	(5,549)
Tax benefit from stock-based awards	121	94
Payments of capital lease obligations	(129)	(121)

Net cash provided by financing activities	198,054	2,212

Effect of exchange rate changes on cash and cash equivalents	23	2,003

Net decrease in cash and cash equivalents	(48,483)	(36,107)
Cash and cash equivalents, beginning of period	263,271	183,448

Cash and cash equivalents, end of period	$214,788	$147,341

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended
	December 29,	December 30,
	2007	2006

Net income	$9,880	$15,153

Other comprehensive income (loss), net of tax provision:
Foreign currency translation adjustment	(330)	2,216
Minimum pension liability adjustment, net of tax of $194 for the three months ended December 29, 2007 and $0 for the three months ended December 30, 2006	(14)	—
Change in unrealized gain on investment securities, net of tax of $0	—	(25)

Other comprehensive income (loss)	(344)	2,191

Comprehensive income	$9,536	$17,344

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Parametric Technology Corporation (PTC) and its wholly owned subsidiaries and have been prepared by management in accordance with accounting principles generally accepted in the United States of America and in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. While we believe that the disclosures presented are adequate to make the information not misleading, these unaudited quarterly financial statements should be read in conjunction with our 2007 annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair statement of our financial position, results of operations and cash flows at the dates and for the periods indicated. Unless otherwise indicated, all references to a year reflect our fiscal year, which ends on September 30. The September 30, 2007 year-end consolidated balance sheet is derived from our audited financial statements.
Deferred revenue primarily relates to software maintenance agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and, if not yet paid, the related customer receivable is included in other current assets. Billed but uncollected maintenance-related amounts included in other current assets at December 29, 2007 and September 30, 2007 were $70.4 million and $59.9 million, respectively.
As of December 29, 2007, approximately 14% of the total net trade accounts receivable is outstanding from a customer in Europe. No other individual customers comprised more than 10% of net trade accounts receivable as of December 29, 2007. No individual customer comprised more than 10% of our net trade accounts receivable as of September 30, 2007.
The results of operations for the three months ended December 29, 2007 are not necessarily indicative of the results expected for the remainder of the fiscal year.
2. Restructuring Charges
In the first quarter of 2008, we recorded a restructuring charge of $9.7 million. The restructuring charge included a $3.3 million charge for severance and related costs associated with 62 employees notified of termination during the quarter and a $6.4 million charge related to excess facilities. The charge for excess facilities was primarily related to gross lease commitments in excess of estimated sublease income for excess facilities in the U.S. and the U.K. As part of our continuing efforts to increase profitability, we are relocating additional business functions to locations, including China, where we are seeking to enhance our business presence and where labor costs are lower.
There were no restructuring charges recorded in the first quarter of 2007.
The following table summarizes restructuring accrual activity for the three months ended December 29, 2007:

	Employee	Facility
	Severance	Closures
	and Related	and Other
	Benefits	Costs	Total
	(in thousands)
Balance, September 30, 2007	$5,905	$17,401	$23,306
Charges to operations	3,285	6,400	9,685
Cash disbursements	(6,892)	(4,357)	(11,249)
Non-cash utilization	—	(700)	(700)
Foreign exchange impact	108	(93)	15

Balance, December 29, 2007	$2,406	$18,651	$21,057

The accrual for facility closures and related costs is included in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheet, and the accrual for employee severance and related benefits is included in accrued compensation and benefits. As of December 29, 2007, of the $21.1 million remaining in accrued restructuring charges, $11.8 million was included in current liabilities and $9.3 million was included in other long-term liabilities, principally for facility costs to be paid out through 2013.
In determining the amount of the facilities accrual, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates are reviewed quarterly based on known real estate market conditions and the credit-worthiness of subtenants and may result in revisions to established facility reserves. We had accrued $18.1 million as of December 29, 2007 related to excess facilities (compared to $16.9 million at September 30, 2007), representing gross lease commitments with agreements expiring at various dates through 2013 of approximately $37.5 million, net of committed and estimated sublease income of approximately $19.1 million and a present value factor of $0.3 million. We have entered into signed sublease arrangements for approximately $16.2 million, with the remaining $2.9 million based on future estimated sublease arrangements.
3. Stock-based Compensation
We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option pricing model or, for restricted stock and restricted stock units, the fair value of our stock on the date of grant. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.
Our equity incentive plans provide for grants of nonqualified and incentive stock options, common stock, restricted stock, restricted stock units and stock appreciation rights to employees, directors, officers and consultants. Since July 2005, the date that we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, we have awarded restricted stock and restricted stock units as the principal equity incentive awards, including certain performance-based awards that are earned based on achieving performance criteria established by the Compensation Committee of our Board of Directors on or prior to the grant date. Each restricted stock unit represents the contingent right to receive one share of our common stock. Our equity incentive plans are described more fully in Note K to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
We made the following restricted stock and restricted stock unit grants in the first quarters of 2008 and 2007:

	Restricted Stock		Restricted Stock Units
Grant Period	Performance-based	Time-based	Performance-based	Time-based
	(Number of Shares)		(Number of Units)
First quarter of 2008	477,830	354,038	88,215	2,303,559
First quarter of 2007	495,768	—	57,380	347,827
Restricted Stock
Performance-based. In the first quarter of 2008 and 2007, we granted our executive officers performance-based shares that are earned based on achievement of certain company operating performance criteria. The criteria were specified by the Compensation Committee on or prior to the date of grant. With respect to the 2008 grant, the restrictions on up to approximately 241,805 shares will lapse on the later of November 9, 2008 or the date the Compensation Committee determines the extent to which the performance criteria have been achieved, and the restrictions on the remaining shares, up to 236,025, will lapse in substantially equal amounts on November 9, 2009 and 2010, provided that the holder of the award remains employed by us at those dates. With respect to the 2007 grant, 425,373 of the shares were earned and 70,395 were forfeited as the performance criteria were not achieved in full. Of the earned shares, the restrictions on 215,563 lapsed on November 9, 2007 and the restrictions on the remaining shares will lapse in two substantially equal installments on November 9, 2008 and 2009, provided that the holder of the award remains employed by us at those dates.

Time-based. In the first quarter of 2008, 354,038 shares were granted to our executive officers. The restrictions on these shares will lapse in substantially equal installments on each of November 9, 2008, 2009 and 2010, provided that the holder of the award remains employed by us at those dates.
Restricted Stock Units
Performance-based. In the first quarter of 2008, 88,215 performance-based restricted stock units were granted to employees in connection with our employee management incentive plans for the 2008 fiscal year and, to the extent the performance criteria are achieved, will vest on the later of November 7, 2008 or the date the Compensation Committee determines the extent to which the performance criteria have been achieved, provided that the holder of the award remains employed by us at those dates. In the first quarter of 2007, 57,380 performance-based restricted stock units were granted to employees in connection with our employee management incentive plans for the 2007 fiscal year. Of those units, approximately 90% were earned and 10% were forfeited as the performance criteria were met in part. The units earned vested on November 9, 2007.
Time-based. In the first quarter of 2008, we granted 760,277 time-based restricted stock units to employees, which vest in three substantially equal installments on November 15, 2008, 2009 and 2010, provided that the holder of the award remains employed by us at those dates. In the first quarter of 2008, we also granted 1,543,282 time-based restricted stock units to employees as a special retention grant. Two-thirds of such restricted stock units will vest on November 15, 2009 and the remaining restricted stock units will vest on November 15, 2010. The vesting of these retention units will be accelerated if the holder is terminated under certain circumstances within two years after a change in control of the company. In the first quarter of 2007, we granted 347,827 restricted stock units to employees, which vest in three substantially equal installments on November 3, 2007, 2008 and 2009, provided that the holder of the award remains employed by us at those dates.
With respect to all grants of restricted stock and restricted stock units outstanding, in the first quarters of 2008 and 2007, the restrictions on 681,859 and 635,129 restricted shares lapsed, respectively, and 759,191 and 948,019 restricted stock units vested, respectively. The fair value of restricted shares and restricted stock units granted in the first quarter of 2008 and 2007 was based on the fair market value of our stock on the date of grant. The weighted average fair value per share of restricted shares and restricted stock units granted in the first quarter of 2008 and 2007 was $18.58 and $18.61, respectively.
The following table shows the classification of compensation expense recorded for our stock-based awards as reflected in our consolidated statements of operations:

	Three months ended
	December 29,	December 30,
	2007	2006
	(in thousands)
Cost of license revenue	$—	$21
Cost of service revenue	2,347	1,910
Sales and marketing	2,867	1,565
Research and development	2,270	1,842
General and administrative	3,119	3,292

Total stock-based compensation expense	$10,603	$8,630

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

The following table presents the calculation for both basic and diluted EPS:

	Three months ended
	December 29,	December 30,
	2007	2006
	(in thousands, except
	per share data)
Net income	$9,880	$15,153

Weighted average shares outstanding—Basic	113,680	111,830
Dilutive effect of employee stock options, restricted shares and restricted stock units	4,407	5,453

Weighted average shares outstanding—Diluted	118,087	117,283

Earnings per share—Basic	$0.09	$0.14
Earnings per share—Diluted	$0.08	$0.13
Stock options to purchase 3.3 million shares and 3.5 million shares were outstanding for the first quarters of 2008 and 2007, respectively, but were not included in the calculation of diluted net income per share because the exercise prices per share, plus the tax benefits and unamortized compensation relating thereto, were greater than the average market price of our common stock for those periods. These shares were excluded from the computation of diluted EPS as the effect would have been anti-dilutive.
5. Acquisitions
CoCreate
In the first quarter of 2008, we acquired all of the outstanding common stock of CoCreate Software GmbH, a provider of CAD and PLM modeling solutions, for approximately $249.4 million (net of cash acquired and including $4.8 million of acquisition-related transaction costs). CoCreate was a privately held company based in Sindelfingen, Germany. CoCreate’s results of operations have been included in PTC’s consolidated financial statements beginning December 1, 2007.
The acquisition of CoCreate has been accounted for as a business combination. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date (November 30, 2007). The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The allocation of the purchase price is based upon a preliminary valuation of certain assets and liabilities acquired. Our estimates and assumptions in determining the estimated fair values of certain assets and liabilities are subject to change upon finalizing the valuation. The primary areas of the purchase price allocation that are not yet finalized relate to determining the fair values of leases, identifiable intangible assets, deferred support revenues, deferred taxes and integration costs, as well as the amount of resulting goodwill.
Based upon a preliminary valuation, the total preliminary purchase price allocation was as follows:

(in thousands)
Goodwill	$154,622
Identifiable intangible assets	131,115
Net tangible assets	2,183
Integration accrual	(1,916)
Net deferred tax liabilities	(22,140)
In-process research and development	811

Total preliminary purchase price allocation	264,675
Less: CoCreate cash acquired	(15,322)

Total preliminary purchase price allocation, net of cash acquired	$249,353

The preliminary purchase price allocation resulted in $154.6 million of goodwill none of which is deductible for income tax purposes. The resulting amount of goodwill reflects our expectations of the following synergistic benefits: (1) the potential to sell our products into CoCreate’s traditional customer base, (2) the potential to leverage our reseller channel to sell CoCreate’s products, and (3) the potential geographic expansion for CoCreate’s products, particularly in North America and Asia. Intangible assets of $131.1 million includes purchased software of $55.1 million, customer relationships of $72.6 million, trademarks of $2.3 million, and non-compete agreements of $1.1 million, which are being amortized over average useful lives of 7 years, 11 years, 5 years and 1.5 years, respectively.
Net tangible assets consist of the fair values of tangible assets less the fair values of assumed liabilities and obligations. Except for pension liabilities, leases, deferred support revenues, deferred taxes and integration accruals, net tangible assets were valued at the respective carrying amounts recorded by CoCreate as we believe that their carrying value amounts approximate their fair values at the acquisition date. We have not yet finalized our integration plans related to CoCreate. Currently, we have recorded estimated integration accruals of approximately $1.9 million for severance costs related to the termination of certain CoCreate employees.
Purchased in-process research and development of $0.8 million was written-off in the first quarter of 2008 and related to a project under development for which technological feasibility had not yet been established at the acquisition date and for which there was no alternative future use. The value of the purchased in-process research and development was determined using the excess earnings method, which discounts the projected cash flow of the intangible asset. Under this method, the projected cash flow of the intangible asset considers the contribution of other assets to the overall cash flow in order to isolate the economic benefit generated by the specific intangible asset. A risk-adjusted discount rate of 23% was used to reflect the overall risk associated with the project. The expected cost to complete the project was approximately $0.3 million at the acquisition date. This development project is expected to be completed in 2008.
Pro Forma Financial Information (unaudited)
The unaudited financial information in the table below summarizes the combined results of operations of PTC and CoCreate, on a pro forma basis, as though the companies had been combined as of the beginning of 2007. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place at the beginning of 2007. For the three months ended December 30, 2006, the pro forma financial information is based on PTC’s results of operations for its fiscal quarter ended December 30, 2006, combined with CoCreate’s results of operations for its fiscal quarter ended January 31, 2007. For the three months ended December 29, 2007, the pro forma financial information is based on PTC’s results of operations for its quarter ended December 29, 2007, which includes CoCreate’s results beginning December 1, 2007, combined with CoCreate’s results of operations for the two months ended November 30, 2007.
The pro forma financial information includes the amortization charges from acquired intangible assets, adjustments to interest income (expense) and the related tax effects.

	Three months ended
	December 29,	December 30,
	2007	2006
	(in millions,
	except per share amounts)
Revenue	$254.6	$240.7
Operating income	18.3	24.8
Net income	10.4	14.1
Earnings per share—Basic	$0.09	$0.13
Earnings per share—Diluted	$0.09	$0.12
LBS
In the first quarter of 2008, we acquired Logistics Business Systems Ltd. (LBS), a provider of integrated logistics support solutions for the aerospace and defense and civil aviation industries, for approximately $13.1 million in cash (net of cash acquired and including $0.2 million of acquisition-related transaction costs). An additional $1.0 million of contingent purchase price will be capitalized as goodwill, if and when earned. LBS was a privately held company based in the United Kingdom. Results of operations for LBS have been included in PTC’s consolidated statement of operations since October 20, 2007. Our results of operations prior to this acquisition, if presented on a pro forma basis as if the companies had been combined since the beginning of fiscal 2007, would not differ materially from our reported results.
This acquisition was accounted for as a business combination. The purchase price allocation is preliminary, pending the final valuation of acquired assets and liabilities. The preliminary purchase price allocation resulted in goodwill of $4.1 million; intangible assets of $9.2 million (including purchased software of $6.7 million, customer relationships of $2.3 million, and other intangible assets of $0.2 million, which are being amortized over useful lives of 8, 8 and 5 years, respectively); and other net assets of $1.4 million.
DHI
In the first quarter of 2008 we acquired all of the outstanding common stock of Digital Human, Inc. (DHI), a privately-held company based in Canada, for $1.1 million in cash. DHI was developing ergonomic simulation technology. DHI was a development stage company and, as a result, the entire purchase price was expensed as in-process research and development in the accompanying consolidated statements of operations. An additional $1.0 million of contingent purchase price will be capitalized as purchased software, if and when earned.
NetRegulus
In the fourth quarter of 2007, we acquired substantially all of the assets of NetRegulus, Inc., headquartered in Centennial, Colorado, for approximately $2.3 million in cash. NetRegulus provided enterprise quality management solutions for the medical device industry. Results of operations for NetRegulus have been included in PTC’s consolidated statement of operations since September 11, 2007. Our results of operations prior to this acquisition, if presented on a pro forma basis as if the companies had been combined since the beginning of fiscal 2007, would not differ materially from our reported results.
This acquisition was accounted for as a business combination. The purchase price allocation resulted in purchased software of $2.5 million, which is being amortized over an estimated useful life of three years and other net liabilities of $0.2 million.
NC Graphics
In the third quarter of 2007, we acquired NC Graphics (Cambridge) Limited, headquartered in England, for $7.2 million in cash, including $0.2 million of acquisition-related transaction costs. NC Graphics provided computer-aided manufacturing solutions for design and machining of molds, dies, prototypes, and other high-speed precision machining applications. Results of operations for NC Graphics have been included in the accompanying consolidated statements of operations since May 3, 2007. Our results of operations prior to this acquisition if presented on a pro forma basis as if the companies had been combined since the beginning of fiscal 2007, would not differ materially from our reported results.
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
6. Goodwill and Acquired Intangible Assets
We have two reportable segments: (1) software products and (2) services. As of December 29, 2007 and September 30, 2007, goodwill and acquired intangible assets in the aggregate attributable to our software products reportable segment was $587.8 million and $299.9 million, respectively, and attributable to our services reportable segment was $25.6 million and $25.2 million, respectively. Goodwill is tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting segment below its carrying value. We completed our annual impairment review as of June 30, 2007 and concluded that no impairment charge was required as of that date. Since that date, there have not been any events or changes in circumstances that indicate that the carrying values of goodwill may not be recoverable.
Goodwill and acquired intangible assets consisted of the following:

	December 29, 2007			September 30, 2007
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
	(in thousands)
Goodwill			$400,540			$244,497

Intangible assets with finite lives (amortized):
Purchased software	$131,178	$45,503	85,675	$70,249	$42,616	27,633
Capitalized software	22,877	22,862	15	22,877	22,815	62
Customer lists and relationships	142,274	23,887	118,387	68,383	21,566	46,817
Trademarks and tradenames	8,244	1,396	6,848	6,071	949	5,122
Other	3,331	1,362	1,969	2,069	1,148	921

	$307,904	$95,010	212,894	$169,649	$89,094	80,555

Total goodwill and acquired intangible assets			$613,434			$325,052

Changes in goodwill, presented by reportable segment, were as follows:

	Software
	Products	Services
	Segment	Segment	Total
	(in thousands)
Balance, September 30, 2007	$226,886	$17,611	$244,497
Acquisition of CoCreate	154,274	348	154,622
Acquisition of LBS	4,075	—	4,075
Foreign currency translation adjustments	(2,698)	44	(2,654)

Balance, December 29, 2007	$382,537	$18,003	$400,540

The aggregate amortization expense for intangible assets with finite lives recorded for the first quarters of 2008 and 2007 was classified in our consolidated statements of operations as follows:

	Three months ended
	December 29,	December 30,
	2007	2006
	(in thousands)
Amortization of acquired intangible assets	$2,893	$2,088
Cost of license revenue	3,001	1,711
Cost of service revenue	17	32

Total amortization expense	$5,911	$3,831

The estimated future amortization expense for intangible assets with finite lives remaining as of December 29, 2007 is $25.2 million for the remainder of 2008, $31.8 million for 2009, $30.1 million for 2010, $26.4 million for 2011, $23.8 million for 2012 and $75.6 million thereafter.

7. Recent Accounting Pronouncements
Business Combinations
In December 2007, the FASB issued Statement No. 141(R), Business Combinations (SFAS 141(R)) and Statement No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). These statements will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. SFAS 141(R) requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize preacquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development (IPR&D) assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; (vii) capitalize acquisition-related restructuring costs only if the criteria in SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, are met as of the acquisition date; and (viii) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal 2010). Early adoption of these statements is prohibited. We believe the adoption of these statements will have a material impact on significant acquisitions completed after October 1, 2009.
Fair Value Measurements
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (SFAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not believe the adoption of SFAS 157 in our fiscal 2009 will have a material effect on our consolidated financial position, results of operations or cash flows.
Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years, with early adoption permitted. We do not believe the adoption of SFAS 159 in our fiscal 2009 will have a material effect on our consolidated financial position, results of operations or cash flows.
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
Beginning in the first quarter of 2008, we will report revenue by line of business (license, maintenance and service) and by geographic region. Prior to the first quarter of 2008, we also reported our revenue in two product categories, Enterprise Solutions and Desktop Solutions, within our reportable segments. Beginning in the first quarter of 2008, we no longer use these product categories to report revenue. Desktop Solutions and Enterprise Solutions are not run as separate business units and the relevance and importance of this information in assessing the overall performance of our business and in evaluating investment decisions has diminished. This is due to our acquisition of new products, our selling of more packages which bundle multiple products and the increased propensity of our customers to incrementally purchase our product development system that spans our entire product suite. Additionally, service projects often span across multiple products.
The revenue and operating income attributable to these operating segments are summarized as follows:

	Three months ended
	December 29,	December 30,
	2007	2006
	(in thousands)

Revenue:
Software Products:
License	$67,191	$66,588
Maintenance (1)	113,877	100,584

Total software products segment revenue	181,068	167,172
Total services segment revenue	60,174	54,495

Total revenue	$241,242	$221,667

Operating income: (2) (3)
Software Products segment	$112,766	$108,316
Services segment	3,255	1,151
Sales and marketing expenses	(76,470)	(69,561)
General and administrative expenses	(24,686)	(18,923)

Total operating income	$14,865	$20,983

(1)	Maintenance revenue is included in service revenue in the consolidated statements of operations.

(2)	The operating income reported for each operating segment does not represent the total operating results as it does not contain an allocation of sales, marketing, corporate and general and administrative expenses incurred in support of the operating segments.

(3)	As described in Note 2 and Note 5, for the first quarter of 2008, we recorded a restructuring charge and an in-process research and development charge of $9.7 million and $1.9 million, respectively. Of the combined charges of $11.6 million, $2.9 million was included in the Software Products segment, $2.1 million was included in the Services segment, $5.5 million was included in sales and marketing expenses, and $1.1 million was included in general and administrative expenses.
Data for the geographic regions in which we operate is presented below.

	Three months ended
	December 29,	December 30,
	2007	2006
	(in thousands)

Revenue:
North America (1)	$84,523	$86,481
Europe (2)	101,640	82,743
Asia-Pacific (3)	55,079	52,443

Total revenue	$241,242	$221,667

(1)	Includes revenue in the United States totaling $80.9 million and $82.5 million for the three months ended December 29, 2007 and December 30, 2006, respectively.

(2)	Includes revenue in Germany totaling $27.7 million and $24.8 million, respectively, for the three months ended December 29, 2007 and December 30, 2006, respectively.

(3)	Includes revenue in Japan totaling $25.1 million and $24.5 million for the three months ended December 29, 2007 and December 30, 2006, respectively.
Total long-lived tangible assets by geographic region have not changed significantly since September 30, 2007.
9. Income Taxes
Effective October 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a new methodology by which a company must identify, recognize, measure and disclose in its financial statements the effects of any uncertain tax return reporting positions that a company has taken or expects to take. FIN 48 requires financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances, but it prohibits any discounting of any of the related tax effects for the time value of money. In addition, FIN 48 also mandates expanded financial statement disclosure about uncertainty in income tax reporting positions.
We implemented the methodology prescribed in FIN 48 as of October 1, 2007. We recorded the effect of adopting FIN 48 with a $5.4 million charge to beginning retained earnings in the consolidated balance sheet as of October 1, 2007.
Our policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of our income tax provision. For the quarter ended December 29, 2007, we included approximately $0.1 million of interest expense, and no tax penalty expense, in our income tax provision. As of October 1, 2007 and December 29, 2007, we had accrued approximately $0.4 million and $0.5 million, respectively, of estimated interest expense. We had no accrued tax penalties as of either October 1, 2007 or December 29, 2007.
Following the measurement methodology of FIN 48, we had $27.2 million of unrecognized tax benefits ($23.2 million net of tax benefits from other jurisdictions) as of October 1, 2007. During the quarter ended December 29, 2007, we recorded decreases of approximately $0.6 million, reducing the total unrecognized tax benefit to $26.6 million ($22.6 million net of tax benefits from other jurisdictions) as of December 29, 2007. If all of our unrecognized tax benefits as of December 29, 2007 were to become recognizable in the future, we would record $20.2 million to the income tax provision. We do not anticipate significant changes in the amount of unrecognized tax benefits over the next twelve months.
As of October 1, 2007, we remained subject to examination in the following major tax jurisdictions for the tax years indicated:

Major Tax Jurisdiction	Open Years
United States	2003 through 2007
Germany	2004 through 2007
France	2004 through 2007
Japan	2004 through 2007
Ireland	2003 through 2007
Our effective tax rate in the first quarter of 2008 compared to the first quarter of 2007 was impacted by our decision in the third quarter of 2007 to reverse a substantial portion of the valuation allowance recorded against net deferred tax assets in the U.S. and a foreign jurisdiction. In the first quarter of 2008, our effective tax rate was 40% on pre-tax income of $16.5 million, compared to 30% in the first quarter of 2007 on pre-tax income of $21.8 million. In the first quarter of 2008, our effective tax rate was higher than the statutory federal income tax rate due primarily to the impact of losses in a foreign jurisdiction for which we did not record a tax benefit due to the uncertainty of whether we will be able to realize the benefit of such losses. In the first quarter of 2007, our effective tax rate was lower than the statutory federal income tax rate of 35% due primarily to our use of net operating loss carryforwards (NOLs) to offset our U.S. taxable income (which reduced the valuation allowance we had previously recorded against those NOLs) and to taxes owed in foreign jurisdictions at rates lower than the U.S. statutory tax rate, partially offset by the impact of losses in foreign jurisdictions for which a tax benefit was not recorded and withholding taxes that we incurred in the U.S. in connection with certain foreign operations.
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
Interest rates under the credit facility range from 0.75% to 1.50% above the Eurodollar rate for Eurodollar-based borrowings or the defined base rate for base rate borrowings, in each case based upon our leverage ratio. In addition, we may borrow certain foreign currencies at the London interbank-offered interest rates for those currencies, with the same range above such rates based on our leverage ratio. We are required to pay a quarterly commitment fee based on the undrawn portion of the credit facility, ranging from 0.125% to 0.30% per year, depending upon our leverage ratio.
On November 28, 2007, in connection with our acquisition of CoCreate, we borrowed $220 million under the credit facility in two tranches. The first tranche is $36 million in U.S. dollars that bears interest at the Eurodollar-based borrowing rate. This tranche is due on February 28, 2008 and bears interest at 5.8125% per year. The second tranche is an alternate currency loan of 124.6 million Euros, equivalent to $184 million at the borrowing date. This tranche is due on May 28, 2008 and bears interest at 5.4375% per year. Upon the due dates of the outstanding loans, we may either repay such amounts outstanding or roll over such amounts with new short term loans at the then current interest rates described above. Subject to the terms of the credit facility agreement, we may borrow funds up to $230 million, repay the same in whole or in part and re-borrow at any time through February 20, 2011. On December 20, 2007, we repaid $15.0 million of the U.S. dollar loan. As of December 29, 2007, we had $201.4 million outstanding under the revolving credit facility, including $21.0 million of the U.S. dollar loan and 124.6 million Euros of the alternate currency loan, which was equivalent to $180.4 million on that date.
The credit facility limits our and our subsidiaries’ ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends and make other distributions; make investments and enter into joint ventures; dispose of assets; and engage in transactions with affiliates, except on an arms-length basis. Under the credit facility, we and our material domestic subsidiaries may not invest cash or property in, or loan cash to, our foreign subsidiaries in aggregate amounts exceeding $25 million for any purpose and an additional $50 million for acquisitions of businesses. In addition, under the credit facility, we and our subsidiaries must maintain specified leverage and fixed-charge ratios. Any failure to comply with the financial or operating covenants of the credit facility would not only prevent us from being able to borrow additional funds, but would also constitute a default, resulting in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. A change in control of PTC (as defined in the credit facility) also constitutes an event of default, permitting the lenders to accelerate the required payments of all amounts due and to terminate the credit facility. We were in compliance with all financial and operating covenants of the credit facility as of December 29, 2007.
Legal Proceedings
On August 2, 2007, GE Capital Leasing Corporation (“GECL”) filed a lawsuit against us in the U.S. District Court for the District of Massachusetts. The lawsuit alleges that GECL was fraudulently induced to provide over $60 million in financing to Toshiba Corporation for purchases of third party products, predominantly PTC products, during the period from 2003 to 2006. GECL claims that PTC participated in the alleged scheme or, alternatively, should have been aware of the scheme and made negligent misrepresentations that enabled the scheme to continue undetected. All of the alleged transactions occurred in Japan. GECL claims damages of $47 million and seeks three times that amount plus attorneys’ fees. We dispute GECL’s claims and intend to contest them vigorously. As of December 29, 2007 and September 30, 2007, revenue of $40.8 million and $40.3 million, respectively, has been deferred and recorded as customer advances in our consolidated balance sheets. That liability will remain recorded until the rights and obligations of the several companies connected with the Toshiba transactions are resolved. The change in customer advances at December 29, 2007 from September 30, 2007 is due to foreign currency translation adjustments related to these balances which are recorded in Japanese Yen. To the extent that matters are resolved in our favor, we will reduce customer advances and record revenue or other income at that time. We have not accrued any other liability for this matter as of December 29, 2007.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q about our anticipated financial results and growth, the development of our products and markets, and adoption of our solutions are forward-looking statements that are subject to the inherent uncertainties in predicting future results and conditions. Risks and uncertainties that could cause actual results to differ materially from those projected include the following: we may be unable to increase revenues or successfully execute strategic and other business initiatives while containing expenses; our efforts to globalize our workforce will cause us to incur additional restructuring charges and could disrupt our business operations; we may be unable to successfully achieve both revenue and earnings growth from newly acquired businesses; our ability to successfully differentiate our products and services from those of our competitors could be adversely affected by changes in the competitive landscape; as well as other risks and uncertainties referenced in Part II, Item 1A. “Risk Factors” of this report.
Our Business
We develop, market and support product lifecycle management (PLM) software solutions and related services that help companies improve their processes for developing physical and information products. The PLM market encompasses the mechanical computer-aided design, manufacturing and engineering (CAD, CAM and CAE) market and the collaboration and product data management solutions market, as well as many previously isolated markets that address various other phases of a product’s lifecycle. These include but are not limited to component and supplier management, visualization and digital mockup, enterprise application integration, program and project management, after market service and portfolio management, requirements management, customer needs management, manufacturing planning, and technical and marketing publications.
Our PLM software solutions provide our customers with a product development system that enables them to create digital product information, collaborate internally and externally, control content and automate processes, manage product configurations, communicate product information to people and systems across the extended enterprise and design chain, create compound documents from reusable content components, and configure and publish the information for a variety of uses and audiences in multiple formats. We have devoted significant resources to developing our PLM software solutions product offerings into an integrated product development system.
Executive Overview
We continue to focus on revenue growth and increasing profitability. Our first quarter results reflect progress in both of these measures. We achieved 9% revenue growth (3% growth on a constant currency basis) in the first quarter of 2008 over the first quarter of 2007, which reflects organic revenue growth, the favorable impact of foreign currency rate movements, and one month of revenue from the CoCreate business. Costs and expenses in the first quarter of 2008 increased by 13% (an 8% increase on a constant currency basis) over the first quarter of 2007 primarily due to restructuring charges from our cost-cutting and globalization measures, and amortization of intangible assets and in-process research and development costs and expenses associated with our acquisitions. Operating income excluding the impact of those items improved over the previous year. Cash provided by operating activities was approximately $37 million higher in the first quarter of 2008 compared to the first quarter of 2007. Given our globalization efforts and our acquisition strategy, operating income will continue to be affected by restructuring charges, amortization of intangible assets and in-process research and development costs and expenses.
We believe our first quarter results reflect continued success in improving customer satisfaction with our solutions, product enhancements, and technical support. We are at the beginning of the product cycles for new releases of our two most significant products — Windchill 9.0, which was released in the fourth quarter of 2007, and Pro/ENGINEER Wildfire 4.0, which was released in January 2008. We believe these releases will create additional revenue opportunities as customers upgrade to these releases over the next two years. We also continue to migrate our customers on non-Windchill based versions of Pro/INTRALINK to the new Windchill-based Pro/INTRALINK. The number of customers that have completed this migration has increased with the release of Windchill-based Pro/INTRALINK 9.0 and we expect this will continue throughout this year. We believe this will result in increased services revenue and generate future license and maintenance revenue as we expand Windchill and Arbortext use within our installed base.
Globalization
As part of our continuing efforts to increase profitability, we are relocating business functions to locations, including China, where we are seeking to enhance our business presence and where labor costs are lower . As part of this globalization initiative, we incurred restructuring costs of $9.7 million in the first quarter of 2008 and expect to incur additional restructuring costs of approximately $3 million to $5 million during the remainder of 2008.
Acquisitions
We are continuing to expand our business through acquisitions and we acquired three companies in the first quarter of 2008.
CoCreate Software GmbH. We purchased CoCreate Software GmbH for approximately $249.4 million (net of cash acquired and including $4.8 million of acquisition-related transaction costs). We financed this acquisition with $220 million of borrowings under our revolving credit facility and $29.4 million of cash. CoCreate was a privately-held company based in Sindelfingen, Germany, with approximately 280 employees. CoCreate provides CAD and PLM tools, predominantly to customers in the high-tech and electronics and heavy machinery industries. Because CoCreate had revenue of approximately $78 million for the twelve months ended October 31, 2007 and operating margins that historically exceeded our own operating margins, we believe CoCreate will contribute to revenue growth and operating margin improvement. Further, because CoCreate’s revenues were concentrated in Europe and Japan, we expect to benefit from increased presence in those markets and to leverage our sales force and reseller channel to increase revenues in North America and Asia.
Logistics Business Systems Ltd. (LBS). We acquired LBS for approximately $13.1 million in cash (net of cash acquired). LBS, a privately held company based in the United Kingdom, provides integrated logistics support solutions for the aerospace and defense and civil aviation industries. LBS had approximately $5 million in annual revenue and approximately 45 employees. This acquisition strengthens our publishing solutions because LBS solutions help customers deliver product support information that is compliant with specified industry standards. The combination of PTC and LBS facilitates the reuse of both product design and configuration data such as CAD files, bills of material, change management information and logistics information.
Digital Human, Inc (DHI). We acquired DHI for $1.1 million in cash. DHI was a development stage company based in Canada developing ergonomic simulation technology.
We do not expect the acquisitions of LBS and DHI to contribute significantly to revenue or earnings in 2008.
Fiscal Year 2008 Strategies and Risks
In support of our goal to increase revenue and profitability in 2008, we plan to:
•	leverage and optimize our distribution model, including, when appropriate, making measured increases to our direct sales force and reseller channel while continuing our efforts to increase sales productivity;
•	continue to improve services profitability by focusing on services utilization and limiting growth of lower margin services such as implementation consulting, while growing higher-margin services such as training and process consulting services;
•	continue to offshore or outsource selected non-customer facing roles in multiple organizations to ensure that we grow resources to support planned growth while keeping overall costs low;
•	invest in emerging geographic regions, particularly China, and focus on increasing revenue in the Asia-Pacific market; and
•	pursue corporate development opportunities, including mergers and acquisitions and strategic partnerships.

Our success will depend on, among other factors, our ability to:
•	execute strategic and business initiatives while containing our expenses;
•	encourage our customers to expand their product development technology infrastructure to a more robust PLM product development system in order to further their global product development initiatives;
•	differentiate our products and services from those of our competitors to effectively pursue opportunities within the small and medium-size business market as well as with strategic, larger accounts;
•	optimize our sales and services coverage and productivity through, among other means, effective use and management of our internal resources in combination with our resellers and other strategic partners and appropriate investment in our distribution channel;
•	manage the development and enhancement of our expanding product line using our geographically dispersed development resources;
•	manage our operations in non-U.S. locations where we are expanding our operations, such as China; and
•	integrate newly acquired businesses into our operations and execute future corporate development initiatives while remaining focused on organic growth opportunities.
We discuss additional factors affecting our business, revenue and operating results under Item 1A. “Risk Factors” included herein and included in our Annual Report on Form 10-K for the year ended September 30, 2007.
Results of Operations
Explanatory Note About Our Revenue Reporting
Beginning in the first quarter of 2008, we will report revenue by line of business (license, maintenance and consulting and training service) and by geographic region. We previously also reported our revenue in two product categories, Enterprise Solutions and Desktop Solutions. We no longer use these product categories to report revenue as Desktop Solutions and Enterprise Solutions are not run as separate business units and the relevance and importance of this information in assessing the overall performance of our business and in evaluating investment decisions has diminished. This is due to our acquisition of new products, our selling of more packages which bundle multiple products and the increased propensity of our customers to incrementally purchase our product development system that spans our entire product suite. Additionally, service projects often span across multiple products. The discussion below gives effect to this change for both periods presented.
Impact of Foreign Currency Exchange on Results of Operations
Because we report our results of operations in U.S. dollars, currency translation can affect our reported results. In the first quarter of 2008 compared to the first quarter of 2007, revenue grew 9% but only 3% on a constant currency basis and costs and expenses increased 13% but only 8% on a constant currency basis.
Results of Operations
The following is a summary of our results of operations for the first quarters of 2008 and 2007, which includes the results of operations of companies we acquired beginning on their respective acquisition dates. A detailed discussion of these results follows the table below.

	Three months ended
	December 29,	Percent		December 30,
	2007	Change		2006
	(Dollar amounts in millions)
Total revenue	$241.2	9	%(1)	$221.7
Total costs and expenses	226.3	13	%(2)	200.7

Operating income	14.9	(29)%		21.0
Other income, net	1.6			0.8

Income before income taxes	16.5			21.8
Provision for income taxes	6.6			6.6

Net income	$9.9	(35)%		$15.2

(1)	On a consistent foreign currency basis, compared to the year-ago period, total revenue for the first quarter of 2008 increased 3%.

(2)	On a consistent foreign currency basis, compared to the year-ago period, total costs and expenses for the first quarter of 2008 increased 8%.

Revenue results for the first quarter of 2008 are described below in Revenue.
The decrease in net income in the first quarter of 2008 compared to the first quarter of 2007 was due primarily to:
•	restructuring charges of $9.7 million recorded in the first quarter of 2008;

•	higher amortization of intangible assets of $2.1 million ($5.9 million in the first quarter of 2008 compared to $3.8 million in the first quarter of 2007);

•	$3.2 million of professional fees included in general and administrative expenses incurred in connection with the restated financial statements we filed in the first quarter of 2008; and

•	$1.9 million of in-process research and development written off in connection with acquisitions completed in the first quarter of 2008.
These cost increases were partially offset by higher operating profit due to higher revenue and operating margin improvements as a result of several factors, including greater use of channel and services partners and globalization initiatives.
The following table shows certain consolidated financial data as a percentage of our total revenue for the first quarters of 2008 and 2007.

	Three months ended
	December 29,	December 30,
	2007	2006

Revenue:
License	28%	30%
Service	72	70

Total revenue	100	100

Costs and expenses:
Cost of license revenue	2	2
Cost of service revenue	30	31
Sales and marketing	29	31
Research and development	17	17
General and administrative	10	9
Amortization of acquired intangible assets	1	1
In-process research and development	1	—
Restructuring charges	4	—

Total costs and expenses	94	91

Operating income	6	9
Other income, net	1	1

Income before income taxes	7	10
Provision for income taxes	3	3

Net income	4%	7%

Revenue
Total Revenue
Our revenue consists of software license revenue and service revenue, which includes software maintenance revenue (consisting of providing our customers software updates and technical support) as well as consulting and training revenue (including implementation services).

The following table shows our revenue by line of business for the periods indicated.

	Three months ended
	December 29,	Percent	December 30,
	2007	Change	2006
	(Dollar amounts in millions)
License revenue	$67.2	1%	$66.6
Service revenue:
Maintenance revenue	113.8	13%	100.6
Consulting and training service revenue	60.2	10%	54.5

Total service revenue	174.0	12%	155.1

Total revenue	$241.2	9%	$221.7

Revenue growth in the first quarter of 2008 reflects both organic growth and revenue from recently acquired businesses, particularly CoCreate. CoCreate generated revenue of approximately $78 million for the twelve months ended October 31, 2007. CoCreate revenue has been included in our results of operations since December 1, 2007. Accordingly, results for the first quarter of 2007 do not include CoCreate revenue while results for the first quarter of 2008 included one month of CoCreate revenue.
License Revenue
License revenue accounted for 28% and 30% of total revenue in the first quarters of 2008 and 2007, respectively. License revenue attributable to new license sales grew across most of our major products, but much of that growth was offset by a decrease in revenue from Pro/ENGINEER upgrades and modules. We are currently at the end of the Pro/ENGINEER Wildfire 3.0 product cycle and we launched Pro/ENGINEER Wildfire 4.0 in January 2008. We believe that our Pro/ENGINEER upgrades and modules revenue in the first quarter of 2008 was negatively impacted by the timing of this release as customers may defer purchases of those items until they have implemented Wildfire 4.0. Among our other major product families, Arbortext showed the most significant revenue growth year over year, and Mathcad continues to deliver revenue growth. Although the number of new Windchill seats grew 21% in the first quarter of 2008 over the first quarter of 2007, Windchill license revenue was flat year over year. This was due to the fact that we sold proportionately more light user seats, which have a lower price than heavy user seats, in the first quarter of 2008 as compared to the first quarter of 2007. We believe this reflects increased adoption of Windchill beyond the engineering organization as heavy user seats are used by engineers while light user seats are for users outside the engineering function.
Consulting and Training Service Revenue
Consulting and training service revenue, which has a lower gross profit margin than license and maintenance revenues, accounted for 25% of total revenue in both the first quarters of 2008 and 2007. The increase in consulting and training service revenue was the result of continued growth in training services and computer-based training products, and Windchill implementation consulting, and reflected higher consulting revenue from a large customer in Europe. This increase was partially offset by a decline in services revenue associated with our mechanical computer-aided design and engineering products. We believe the decline in mechanical computer-aided design and engineering service revenue is due to our strategic use of channel and specialized partners to provide these services. This initiative has enabled us to significantly improve our consulting utilization and our consulting and training services margins and we intend to continue to pursue this approach in future quarters.
Maintenance Revenue
Maintenance revenue represented 47% and 45% of total revenue in the first quarters of 2008 and 2007, respectively. Maintenance revenue growth in the first quarter of 2008 is the result of a combination of factors including license revenue growth in recent quarters, continued improvements in customer satisfaction, favorable currency movements and the acquisition of CoCreate.

Revenue by Geographic Region

	Three months ended
	December 29,	Percent		December 30,
	2007	Change		2006
	(Dollar amounts in millions)
North America	$84.5	(2)%		$86.5
Europe	101.6	23	%(1)	82.8
Asia-Pacific	55.1	5	%(1)	52.4

(1)	On a consistent foreign currency basis from the comparable year-ago period, in the first quarter of 2008 revenue in Europe increased 10% and revenue in Asia-Pacific increased 3%.
We derived 65% and 61% of our total revenue from sales to customers outside North America in the first quarters of 2008 and 2007, respectively. The decrease in revenue in North America year over year was primarily due to declines in license and consulting service revenue. Our reseller channel revenue grew in excess of 20% in North America as we continue to increase our use of channel partners.
Revenue in Europe has been growing significantly for several quarters, including revenue from the reseller channel. Growth in European revenue included growth in both organic revenue across all lines of business and revenue from acquired products, particularly CoCreate products. Additionally, revenue was favorably impacted by foreign currency exchange rate movements. European revenue in the first quarter of 2008 included significant service revenue from a single customer.
Revenue in Asia-Pacific reflects 7% year-over-year growth in the Pacific Rim and 3% growth in Japan. The increase in revenue in the Pacific Rim reflects growth in maintenance and consulting and training service revenue, partially offset by a decrease in license revenue. Growth in Japan was attributable to higher maintenance revenue, including both organic revenue and revenue from acquired products, particularly CoCreate, and higher consulting revenue, partially offset by declines in license and training service revenue.
Revenue from Individual Customers
We enter into customer contracts that may result in revenue being recognized over multiple reporting periods. Accordingly, revenue recognized in a current quarter may be attributable to contracts entered into during the current period or in prior periods. License and/or consulting and training service revenue of $1 million or more recognized from individual customers in the first quarter of 2008 was $32.1 million, attributable to twelve customers, and in the first quarter of 2007 was $28.2 million, attributable to twelve customers. While our customers may not continue to spend at these levels in future periods, we believe our continued strong performance in large accounts is the result of success in our strategic account program. We believe our ability to provide broader solutions to our customers and improvements in our competitive position, attributable to our system architecture and product development process knowledge, have resulted in customers continuing to spend on PLM solutions relative to other IT spending initiatives.
Channel Revenue
Revenue from our reseller channel grew 24% in the first quarter of 2008 to $58.7 million from $47.3 million in the first quarter of 2007. Growth came from all major geographic regions and was the result of both organic revenue growth and the addition of the CoCreate channel. Our reseller channel contributed 24% of our total revenue in the quarter compared to 21% of total revenue in the first quarter of 2007. We believe our reseller channel continues to help us improve our profitability and increase our reach to small- and medium-sized businesses around the world. We expect our channel revenue to grow at a rate faster than that of the overall business.

Costs and Expenses
Over the past several years, we have made significant investments to transform our business from providing a single line of technical software with a largely direct distribution model, supplemented by a small number of channel partners, to providing integrated product development system solutions with an expanded channel and partner-involved distribution model. As part of this effort, we have broadened our product development system through acquisitions and we intend to continue to do so.
While we intend to continue to invest in our strategic initiatives to support planned revenue growth and to fund revenue-generating initiatives, we remain focused on achieving our operating margin goals. Accordingly, we are taking steps to improve operating margins. In the first quarter of 2008, we recorded a restructuring charge of $9.7 million in connection with our cost-cutting measures initiated in the fourth quarter of 2007. The restructuring charge included a $3.3 million charge for severance and related costs associated with 62 employees notified of termination during the quarter and a $6.4 million charge related to excess facilities. The charges for excess facilities were primarily related to gross lease commitments in excess of estimated sublease income for excess facilities in the U.S. and the U.K. As part of our continuing efforts to increase profitability, we are relocating additional business functions to locations, including China, where we are seeking to enhance our business presence and where labor costs are lower. As part of this initiative, we expect to incur additional restructuring costs of $3 million to $5 million during the remainder of 2008.
The following table shows our costs and expenses by expense category for the periods stated.

	Three months ended
	December 29,	Percent		December 30,
	2007	Change		2006
	(Dollar amounts in millions)
Costs and expenses:
Cost of license revenue	$4.7	33%		$3.6
Cost of service revenue	71.0	4%		68.6
Sales and marketing	71.0	2%		69.6
Research and development	41.6	9%		37.9
General and administrative	23.6	24%		18.9
Amortization of acquired intangible assets	2.9	39%		2.1
In-process research and development	1.9			—
Restructuring charges	9.7			—

Total costs and expenses	$226.4	13	%(1)	$200.7

(1)	On a consistent foreign currency basis from the prior period, total costs and expenses increased 8% in the first quarter of 2008 compared to the first quarter of 2007.
Our increases in costs and expenses in the first quarter of 2008 compared to the prior year were primarily due to the following:
•	$9.7 million of restructuring charges incurred in the first quarter of 2008;

•	the CoCreate and LBS acquisitions completed in the first quarter of 2008 and the NC Graphics acquisition completed in the third quarter of 2007 that added operating costs and increased headcount;

•	approximately $3.2 million of professional fees included in general and administrative expenses incurred in connection with our restatement completed in the first quarter of 2008;

•	higher amortization expense of intangible assets of $2.1 million ($5.9 million in the first quarter of 2008 compared to $3.8 million in the first quarter of 2007); and

•	$1.9 million of in-process research and development written off in connection with acquisitions completed in the first quarter of 2008.

Primarily as a result of our acquisition of CoCreate, headcount increased to 4,642 at December 29, 2007 from 4,449 at September 30, 2007 and 4,417 at December 30, 2006.
Cost of License Revenue
Our cost of license revenue consists of fixed and variable costs associated with reproducing and distributing software and documentation as well as royalties paid to third parties for technology embedded in or licensed with our software products. Cost of license revenue as a percentage of license revenue was 7% and 5% for the first quarters of 2008 and 2007, respectively. The increase in cost of license revenue in the first quarter of 2008 compared to the first quarter of 2007 is due primarily to amortization of purchased software primarily attributable to recent acquisitions, which was higher by approximately $1.3 million. Cost of license revenue as a percent of license revenue can vary depending on product mix sold and the effect of fixed and variable royalties and the level of amortization of acquired software intangible assets.
Cost of Service Revenue
Our cost of service revenue includes costs associated with training, customer support and consulting personnel, such as salaries and related costs; third-party subcontractor fees; costs associated with the release of maintenance updates (including related royalty costs); and facility costs. Cost of service revenue as a percentage of service revenue was 41% and 44% in the first quarters of 2008 and 2007, respectively. Service margins can vary based on the product mix sold in the period. Improvements in service margins in the first quarter of 2008 are the result of our efforts to improve services profitability through utilization improvements, revenue mix shift, and partner programs. Service-related headcount was 1,311 at December 29, 2007, 1,256 at September 30, 2007 and 1,320 at December 30, 2006. Total salaries, commissions, benefits and travel costs were $1.9 million higher in the first quarter of 2008 compared to the first quarter of 2007. The cost of third-party consulting services was $1.2 million higher in the first quarter of 2008 compared to the first quarter of 2007 due to the use of such services in support of increases in consulting and training service revenue.
Sales and Marketing
Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. Sales and marketing expenses as a percentage of total revenue were 29% and 31% for the first quarters of 2008 and 2007, respectively. Sales and marketing headcount increased to 1,223 at December 29, 2007 from 1,166 at September 30, 2007 and 1,160 at December 30, 2006. As a result of increases in headcount primarily due to acquisitions, our salaries and benefit costs, sales commissions and travel expenses were higher by an aggregate of $3.2 million (including $1.3 million related to stock-based compensation) in the first quarter of 2008 compared to the first quarter of 2007.
Research and Development
Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Major research and development activities include developing new releases of our software that work together in a more integrated fashion and that include functionality enhancements. We released Windchill 9.0 in the fourth quarter of 2007 and Pro/ENGINEER Wildfire 4.0 in January 2008. Research and development expenses as a percentage of total revenue were 17% in both the first quarters of 2008 and 2007. Research and development headcount increased to 1,587 at December 29, 2007 from 1,547 at September 30, 2007 and 1,437 at December 30, 2006. As a result of these increases in headcount, total salaries, benefits and travel costs were higher in the first quarter of 2008 compared to the first quarter of 2007 by an aggregate of $3.6 million.
General and Administrative
Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources, and legal and administrative functions, as well as bad debt expense. General and administrative expenses as a percentage of total revenue were 10% and 9% in the first quarter of 2008 and 2007, respectively. General and administrative headcount was 505 at December 29, 2007 and 465 at September 30, 2007, up from 420 at December 30, 2006. Total salaries, benefits and travel costs were higher in the first quarter of 2008 compared to the first quarter of 2007 by an aggregate of $1.0 million. General and administrative expenses also include costs associated with outside professional services, including accounting and legal fees. The first quarter of 2008 included approximately $3.2 million of costs for outside professional services incurred in connection with our restatement completed in the first quarter of 2008.
Amortization of Acquired Intangible Assets
These costs represent the amortization of acquired intangible assets. The increase in expense in the first quarter of 2008 compared to the first quarter of 2007 was due primarily to amortization of intangible assets resulting from the CoCreate and LBS acquisitions completed in the first quarter of 2008 and the NC Graphics acquisition completed in the third quarter of 2007.
Our acquisition of CoCreate in the first quarter of 2008 resulted in an increase in acquired intangible assets of $131.1 million. Acquired intangible assets consisted of $72.6 million of customer relationship intangibles, $55.1 million of purchased software, $2.3 million of trademarks, and $1.1 million of non-compete agreements, which are being amortized over estimated useful lives of 11 years, 7 years, 5 years and 1.5 years, respectively. The purchase price allocation for the CoCreate acquisition is preliminary pending the final valuation of acquired assets and liabilities.
Our acquisition of LBS in the first quarter of 2008 resulted in an increase in acquired intangible assets of $9.2 million. Acquired intangible assets consisted of $2.3 million of customer relationship intangibles, $6.7 million of purchased software, and $0.2 million of other intangibles, which are being amortized over estimated useful lives of 8 years, 8 years and 5 years, respectively. The purchase price allocation for the LBS acquisition is preliminary pending the final valuation of acquired assets and liabilities.
Our acquisitions of NC Graphics and NetRegulus completed in the third and fourth quarters of 2007, respectively, resulted in an increase in acquired intangible assets of $8.3 million. Acquired intangible assets consisted of $1.3 million of customer relationship intangibles, $6.9 million of purchased software, and $0.1 million of other intangibles, which are being amortized over estimated useful lives of 5 to 10 years, 3 to 7 years and 1 year, respectively.
In-process Research and Development
In the first quarter of 2008, we recorded $1.9 million of in-process research and development costs associated with acquisitions completed in the quarter. These costs are related to research and development projects in process for which technological feasibility had not yet been established at the respective acquisition date and for which there was no alternative future use.
Restructuring Charges
In the first quarter of 2008, we recorded a restructuring charge of $9.7 million. The restructuring charge included a $3.3 million charge for severance and related costs associated with 62 employees notified of termination during the quarter and a $6.4 million charge related to excess facilities. The charge for excess facilities was primarily related to gross lease commitments in excess of estimated sublease income for excess facilities in the U.S. and the U.K. As part of our continuing efforts to increase profitability, we are relocating additional business functions to locations, including China, where we are seeking to enhance our business presence and where labor costs are lower. As part of this initiative, we expect to incur additional restructuring costs of $3 million to $5 million during the remainder of 2008.
Other Income, net
Other income, net includes interest income, interest expense, costs of hedging contracts, certain realized and unrealized foreign currency transaction gains or losses, charges incurred in connection with obtaining corporate and customer contract financing, and exchange gains or losses resulting from the required period-end currency remeasurement of the financial statements of our subsidiaries that use the U.S. dollar as their functional currency. A large portion of our revenue and expenses is transacted in foreign currencies. To reduce our exposure to fluctuations in foreign exchange rates, we engage in hedging transactions involving the use of foreign currency forward contracts, primarily in the Euro, the British Pound and the Japanese Yen. Other income, net was $1.6 million and $0.8 million for the first quarters of 2008 and 2007, respectively. The increase in other income, net in the first quarter of 2008 is due primarily to higher interest income, partially offset by interest expense on borrowings outstanding under our revolving credit facility. In the first quarter of 2008 and 2007, interest income was $2.6 million and $1.8 million, respectively, and interest expense was $1.1 million and $0.1 million, respectively. We expect higher interest expense for the remainder of 2008 related to amounts borrowed under the credit facility.
Income Taxes
On October 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a new methodology by which a company must identify, recognize, measure and disclose in its financial statements the effects of any uncertain tax return reporting positions that a company has taken or expects to take. See Note 9, Income Taxes, in the Notes to Consolidated Financial Statements for additional information.
Our effective tax rate in the first quarter of 2008 compared to the first quarter of 2007 was impacted by our decision in the third quarter of 2007 to reverse a substantial portion of the valuation allowance recorded against net deferred tax assets in the U.S and a foreign jurisdiction. In the first quarter of 2008, our effective tax rate was 40% on pre-tax income of $16.5 million, compared to 30% in the first quarter of 2007 on pre-tax income of $21.8 million. In the first quarter of 2008, our effective tax rate was higher than the statutory federal income tax rate due primarily to the impact of losses in a foreign jurisdiction for which we did not record a tax benefit due to the uncertainty of whether we will be able to realize the benefit of such losses. In the first quarter of 2007, our effective tax rate was lower than the statutory federal income tax rate of 35% due primarily to our use of net operating loss carryforwards (NOLs) to offset our U.S. taxable income (which reduced the valuation allowance we had previously recorded against those NOLs) and to taxes owed in foreign jurisdictions at rates lower than the U.S. statutory tax rate, partially offset by the impact of losses in foreign jurisdictions for which a tax benefit was not recorded and withholding taxes that we incurred in the U.S. in connection with certain foreign operations.
Our future effective tax rate may be materially impacted by the amount of income taxes associated with our foreign earnings, which are taxed at rates different from the U.S. federal statutory rate, as well as the timing and extent of the realization of deferred tax assets and changes in the tax law. Further, our tax rate may fluctuate within a fiscal year, including from quarter to quarter, due to items arising from discrete events, including settlements of tax audits and assessments; the resolution or identification of tax position uncertainties; and acquisitions of companies.
Liquidity and Capital Resources

	December 29,	December 30,
	2007	2006
	(in thousands)
Cash and cash equivalents	$214,788	$147,341

Amounts below are for the three months ended:
Cash provided (used) by operating activities	$20,555	$(16,338)
Cash used by investing activities	(267,115)	(23,984)
Cash provided by financing activities	198,054	2,212
Cash provided (used) by operating activities included the following:
Cash disbursements for restructuring and other charges	(11,249)	(1,541)
Cash and cash equivalents
We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. Our portfolio is invested in short-term instruments to ensure cash is available to meet requirements. At December 29, 2007, cash and cash equivalents totaled $214.8 million, down from $263.3 million at September 30, 2007. The decrease in cash and cash equivalents in the first quarter of 2008 is due primarily to approximately $262.3 million paid for acquisitions, primarily CoCreate; the use of $9.0 million to pay employee withholding taxes related to restricted stock and restricted stock units that vested during the period, and the use of $4.8 million for additions to property and equipment, partially offset by $205.0 million of net borrowings under our revolving credit facility and $20.6 million of cash provided by operations.
Cash provided (used) by operating activities
Cash provided by operating activities was $20.6 million in the first quarter of 2008 compared to cash used by operating activities of $16.3 million in the first quarter of 2007. This change was due primarily to higher receivables collections in the first quarter of 2008 compared to the first quarter of 2007. Days sales outstanding decreased to 73 days as of the end of the first quarter of 2008 compared to 80 days as of the end of the first quarter of 2007, primarily due to receivables collections in the first quarter of 2007 being negatively impacted by several customer orders received in the fourth quarter of 2006 for which payment was not due until the second quarter of 2007.
Cash used by investing activities
Cash used by investing activities was $267.1 million in the first quarter of 2008 compared to $24.0 million in the first quarter of 2007. The increase in cash used by investing activities in the first quarter of 2008 is primarily due to disbursements for acquisitions of $262.3 million in the first quarter of 2008 compared to $17.6 million in the first quarter of 2007. During the first quarter of 2008, we paid approximately $248.1 million, $13.1 million and $1.1 million for the CoCreate, LBS and DHI acquisitions, respectively, net of cash acquired. During the first quarter of 2007, we paid approximately $16.7 million for the ITEDO acquisition. In addition, cash used for additions to property and equipment was $4.8 million in the first quarter of 2008 compared to $6.3 million in the first quarter of 2007. Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements.
Cash provided by financing activities
Cash provided by financing activities was $198.1 million and $2.2 million in the first quarters of 2008 and 2007, respectively. The increase in 2008 compared to 2007 is primarily due to $205 million of net borrowings under our revolving credit facility. That increase was partially offset by lower proceeds from the issuance of common stock under employee stock plans, which were $2.0 million in the first quarter of 2008 compared to $7.8 million in the first quarter of 2007, and $9.0 million of cash used to pay employee withholding taxes related to restricted stock and restricted stock units that vested during the first quarter of 2008, compared to $5.5 million in the first quarter of 2007.

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
Interest rates under the credit facility range from 0.75% to 1.50% above the Eurodollar rate for Eurodollar-based borrowings or are at the defined base rate for base rate borrowings, in each case based upon our leverage ratio. In addition, we may borrow certain foreign currencies at the London interbank-offered interest rates for those currencies, with the same range above such rates based on our leverage ratio. We are required to pay a quarterly commitment fee based on the undrawn portion of the credit facility, ranging from 0.125% to 0.30% per year, depending upon our leverage ratio.
On November 28, 2007, in connection with our acquisition of CoCreate, we borrowed $220 million under the credit facility in two tranches. First, a $36 million tranche in U.S. dollars that bears interest at the Eurodollar rate. This tranche is due on February 28, 2008 and bears interest at 5.8125% per year. The second tranche is an alternate currency loan of 124.6 million Euros, equivalent to $184 million at the borrowing date. This tranche is due on May 28, 2008 and bears interest at 5.4375% per year. Upon the due dates of the outstanding loans, we may either repay such amounts outstanding or roll over such amounts with new short term loans at the then current interest rates described above. Subject to the terms of the credit facility agreement, we may borrow funds up to $230 million, repay the same in whole or in part and re-borrow at any time through February 20, 2011. On December 20, 2007, we repaid $15 million of the U.S. dollar loan and we expect to make additional repayments during the remainder of 2008. As of December 29, 2007, we had $201.4 million outstanding under the revolving credit facility, including $21.0 million of the U.S. dollar loan and 124.6 million Euros of the alternate currency loan, which was equivalent to $180.4 million on that date.
The credit facility limits our and our subsidiaries’ ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends and make other distributions; make investments and enter into joint ventures; dispose of assets; and engage in transactions with affiliates, except on an arms-length basis. Under the credit facility, we and our material domestic subsidiaries may not invest cash or property in, or loan cash to, our foreign subsidiaries in aggregate amounts exceeding $25 million for any purpose and an additional $50 million for acquisitions of businesses. In addition, under the credit facility, we and our subsidiaries must maintain specified leverage and fixed-charge ratios. Any failure to comply with the financial or operating covenants of the credit facility would not only prevent us from being able to borrow additional funds, but would also constitute a default, resulting in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. We were in compliance with all financial and operating covenants of the credit facility as of December 29, 2007.
Share Repurchase Authorization
As of July 2000, we were authorized to repurchase up to 16.0 million shares of our common stock. We had repurchased 12.5 million shares through the end of 2004 and did not repurchase any more shares until the third quarter of 2007, when our Board of Directors authorized us to resume repurchases within certain parameters. We may use up to $40 million of cash from operations to repurchase our shares through May 15, 2008. We repurchased 557,000 shares at a cost of $10.0 million in 2007, no shares in the first quarter of 2008, and during the second quarter of 2008 have purchased an additional 402,100 shares at a cost of $6.6 million through February 6, 2008. Since 1998 and through February 6, 2008, we have repurchased, at a cost of $383.4 million, a total of 13.4 million shares of the 16.0 million shares authorized. We intend to continue to repurchase shares. Any such repurchases would reduce our cash balances.
Expectations for Fiscal 2008
We believe that existing cash and cash equivalents together with cash we expect to generate from operations will be sufficient to meet our working capital and capital expenditure requirements through at least the next twelve months.

During the remainder of 2008, we expect to make additional repayments under our revolving credit facility and to make cash disbursements estimated at $10 million for restructuring charges incurred in the first quarter of 2008 and prior periods. Total capital expenditures for 2008 are currently anticipated to be approximately $25 million.
We have evaluated, and expect to continue to evaluate, possible strategic transactions on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible strategic transactions. Our cash position could be reduced and we may incur additional debt obligations to the extent we complete any significant transactions.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are set forth under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2007 Annual Report on Form 10-K.
We did not make any changes to these policies or to these estimates during the quarter ended December 29, 2007, except for the changes related to the adoption of FIN 48. FIN 48 prescribes a new methodology by which a company must identify, recognize, measure and disclose in its financial statements the effects of any uncertain tax return reporting positions that a company has taken or expects to take. See Note 9, Income Taxes, in the Notes to Consolidated Financial Statements for additional information.
New Accounting Pronouncements
Business Combinations
In December 2007, the FASB issued Statement No. 141(R), Business Combinations (SFAS 141(R)) and Statement No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). These statements will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. SFAS 141(R) requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize preacquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development (IPR&D) assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; (vii) capitalize acquisition-related restructuring costs only if the criteria in SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, are met as of the acquisition date; and (viii) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal 2010). Early adoption of these statements is prohibited. We believe the adoption of these statements will have a material impact on significant acquisitions completed after October 1, 2009.
Fair Value Measurements
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (SFAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not believe the adoption of SFAS 157 in fiscal 2009 will have a material effect on our consolidated financial position, results of operations or cash flows.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Other than as described below, there have been no significant changes in our market risk exposure as described in Item 7A: Quantitative and Qualitative Disclosures About Market Risk of our 2007 Annual Report on Form 10-K.
On November 28, 2007, in connection with the closing of our acquisition of CoCreate, we borrowed $220 million under our credit facility at then current interest rates in two tranches. First, a $36 million tranche in U.S. dollars that bears interest at the Eurodollar rate. This tranche is due on February 28, 2008 and bears interest at 5.8125% per year. The second tranche is an alternate currency loan of 124.6 million Euros, equivalent to $184 million at the borrowing date. This tranche is due on May 28, 2008 and bears interest at 5.4375% per year. Upon the due dates of the outstanding loans, we may either repay such amounts outstanding or roll over such amounts with new short term loans at the then current interest rates. As of December 29, 2007, we had $201.4 million outstanding under the revolving credit facility, including $21.0 million of the U.S. dollar loan and 124.6 million Euros, which was equivalent to $180.4 million on that date. The portion of the outstanding borrowings denominated in Euros is subject to foreign currency rate risk. A hypothetical 10% change in the currency exchange rates would not have had a material impact on our cash flows or earnings. Additionally, the entire amount is subject to interest rate risk as interest rates will be adjusted at the respective due dates of each loan to the extent such amounts are not repaid. The impact would be partially mitigated by the floating rate interest earned on excess cash. If there was a hypothetical 10% change in interest rates, the net impact to earnings and cash flows would be approximately $1.1 million. The potential change in cash flows and earnings is calculated based on the change in the net interest expense over a one-year period due to an immediate 10% change in rates based upon borrowings outstanding at December 29, 2007.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Effectiveness of Disclosure Controls and Procedures
Our management maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), as appropriate, to allow for timely decisions regarding required disclosure.
We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 29, 2007 because of the material weakness in our accounting for income taxes disclosed in our 2007 Annual Report on Form 10-K and described below.

Notwithstanding the existence of the material weakness described below, we concluded that the consolidated financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.
Material Weakness in Accounting for Income Taxes
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
A material weakness in our internal control over financial reporting existed on December 29, 2007 in that we did not maintain effective controls over the accounting for income taxes, including the determination and reporting of accrued income taxes, deferred taxes and the related income tax provision. Specifically, we did not have adequate personnel to enable us to properly consider and apply generally accepted accounting principles for taxes, review and monitor the accuracy and completeness of the components of the income tax provision calculations and the related deferred taxes and accrued income taxes, ensure that the rationale for certain tax positions was appropriate, and ensure that effective oversight of the work performed by our outside tax advisors was exercised. Until remediated, this material weakness could result in a misstatement in the tax-related accounts described above that would result in a material misstatement to our interim or annual consolidated financial statements and disclosures that would not be prevented or detected.
Although we have begun remediation efforts, we have not adequately remediated the material weakness described above and cannot predict when we will have remediated this material weakness.
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
As part of our 2008 assessment of internal control over financial reporting, our management will conduct sufficient testing and evaluation of the controls to be implemented as part of this remediation plan to ascertain that they are designed and operating effectively.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 29, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On August 2, 2007, GE Capital Leasing Corporation (“GECL”) filed a lawsuit against us in the U.S. District Court for the District of Massachusetts. The lawsuit alleges that GECL was fraudulently induced to provide over $60 million in financing on behalf of Toshiba Corporation for purchases of third party products, predominantly PTC products, during the period from 2003 to 2006. GECL claims that PTC participated in the alleged scheme or, alternatively, should have been aware of the scheme and made negligent misrepresentations that enabled the scheme to continue undetected. All of the alleged transactions occurred in Japan. GECL claims damages of $47 million and seeks three times that amount plus attorneys’ fees. As of December 29, 2007 and September 30, 2007, revenue of $40.8 million and $40.3 million, respectively, has been deferred and recorded as customer advances in our consolidated balance sheets. That liability will remain recorded until the rights and obligations of the several companies connected with the Toshiba transactions are resolved. The change in customer advances at December 29, 2007 from September 30, 2007 is due to foreign currency translation adjustments related to these balances which are recorded in Japanese Yen. To the extent that matters are resolved in our favor, we will reduce Customer Advances and record revenue or other income at that time. We have not accrued any other liability for this matter as of December 29, 2007.
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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors described in Part I, Item 1A: Risk Factors, in our 2007 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2007 Annual Report on Form 10-K have not changed materially. They are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
				Maximum Number (or
				Approximate Dollar
			Total Number of	Value) of Shares
			Shares (or Units)	(or Units) that May
			Purchased as Part	Yet Be Purchased
	Total Number of		of Publicly	Under the Plans or
	Shares (or Units)	Average Price Paid	Announced Plans or	Programs
Period(1)	Purchased	per Share (or Unit)	Programs	(2)

October 1 — October 27, 2007	—	n/a	—	2,966,843

October 28 — November 24, 2007	252,123 (3)	$18.3805	—	2,966,843

November 25 — December 29, 2007	—	n/a	—	2,966,843

Total	252,123 (3)	$18.3805	—	2,966,843

(1)	Periods are our fiscal months within the fiscal quarter.

(2)	As of July 2000, our Board of Directors had authorized us to repurchase up to 16.0 million shares of our common stock. We repurchased 12.5 million shares through the end of 2004 and repurchased no shares thereafter until the third quarter of 2007 when our Board of Directors authorized us to resume purchases under that authorization within certain parameters. We may use up to $40 million of cash from operations to repurchase our shares through May 15, 2008, unless such parameters are earlier modified, extended or revoked. As of December 29, 2007, we had used $10 million of the $40 million authorized to repurchase our shares.

(3)	79,832 of such shares were purchased on November 1, 2007 and 172,291 of such shares were purchased on November 9, 2007 from our executive officers who tendered those shares to PTC to satisfy tax withholding obligations incurred in connection with the vesting of restricted stock awards on those dates. The price paid per share was the closing price per share of our common stock on the Nasdaq Global Select Market on the purchase date, which was $18.77 on November 1, 2007 and $18.20 on November 9, 2007.
ITEM 6. EXHIBITS
2	Share Purchase Agreement dated as of October 31, 2007 by and among Max Participations II, S.a.r.l., Mr. William Gascoigne and Mr. Anand Gowda (“Sellers”), CoCreate Software GmbH (“CoCreate”), Parametric Technology Corporation (“PTC”) and Parametric Technology GmbH (“Purchaser”), as amended by an Amendment Agreement dated November 30, 2007 by and among Sellers, CoCreate, PTC and Purchaser (filed as Exhibit 2.1 to PTC’s Current Report on Form 8-K dated November 30, 2007 (File No. 0-18059) and incorporated herein by reference).
10	Information regarding the Executive Incentive Performance Plan for 2008.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32*	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

*	Indicates that the exhibit is being furnished with this report and is not filed as a part of it.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Parametric Technology Corporation
By:	/s/ Cornelius F. Moses, III
Cornelius F. Moses, III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 7, 2008