Form 10-Q
period 2008-03-29
PARAMETRIC TECHNOLOGY CORP
filed 2008-05-08
CIK 857005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008
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
Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
There were 115,147,267 shares of our common stock outstanding on May 2, 2008.

PARAMETRIC TECHNOLOGY CORPORATION
INDEX TO FORM 10-Q
For the Quarter Ended March 29, 2008

i

PART I—FINANCIAL INFORMATION
PARAMETRIC TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 29,	September 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$258,946	$263,271
Accounts receivable, net of allowance for doubtful accounts of $4,095 and $3,869 at March 29, 2008 and September 30, 2007, respectively	181,385	217,101
Prepaid expenses	34,112	23,972
Other current assets (Note 1)	82,067	62,922
Deferred tax assets	27,728	27,365

Total current assets	584,238	594,631
Property and equipment, net	54,478	54,745
Goodwill	414,258	244,497
Acquired intangible assets, net	216,385	80,555
Deferred tax assets	67,409	69,969
Other assets	40,287	45,916

Total assets	$1,377,055	$1,090,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility (Note 10)	$164,444	$—
Accounts payable	18,939	18,715
Accrued expenses and other current liabilities	58,760	55,138
Accrued compensation and benefits	67,612	80,595
Accrued income taxes	21,572	16,857
Deferred tax liabilities	4,070	—
Customer advances (Note 10)	46,638	40,297
Deferred revenue (Note 1)	278,683	218,740

Total current liabilities	660,718	430,342
Deferred tax liabilities	19,467	—
Deferred revenue (Note 1)	7,715	8,424
Other liabilities (Note 2)	66,893	57,040

Total liabilities	754,793	495,806

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 115,056 and 114,704 shares issued and outstanding at March 29, 2008 and September 30, 2007, respectively	1,151	1,147
Additional paid-in capital	1,751,996	1,759,459
Accumulated deficit	(1,111,024)	(1,132,565)
Accumulated other comprehensive loss	(19,861)	(33,534)

Total stockholders’ equity	622,262	594,507

Total liabilities and stockholders’ equity	$1,377,055	$1,090,313

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007
Revenue:
License	$72,910	$71,336	$140,101	$137,924
Service	184,883	156,760	358,934	311,839

Total revenue	257,793	228,096	499,035	449,763

Costs and expenses:
Cost of license revenue	6,599	4,211	11,346	7,771
Cost of service revenue	74,054	68,614	145,092	137,182
Sales and marketing	73,359	71,560	144,387	141,121
Research and development	45,734	40,153	87,282	78,137
General and administrative	20,808	20,711	44,359	39,634
Amortization of acquired intangible assets	4,315	1,588	7,208	3,676
In-process research and development (Note 5)	—	—	1,887	—
Restructuring charges (Note 2)	1,892	—	11,577	—

Total costs and expenses	226,761	206,837	453,138	407,521

Operating income	31,032	21,259	45,897	42,242
Other income (expense), net	(355)	1,348	1,251	2,128

Income before income taxes	30,677	22,607	47,148	44,370
Provision for income taxes	11,829	5,208	18,420	11,818

Net income	$18,848	$17,399	$28,728	$32,552

Earnings per share—Basic (Note 4)	$0.17	$0.15	$0.25	$0.29
Earnings per share— Diluted (Note 4)	$0.16	$0.15	$0.24	$0.28
Weighted average shares outstanding—Basic	113,811	112,845	113,746	112,337
Weighted average shares outstanding—Diluted	117,247	117,486	117,667	117,384
The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	March 29,	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$28,728	$32,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,848	19,223
Stock-based compensation	21,532	17,477
Other non-cash costs, net	827	1,529
In-process research and development	1,887	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	69,551	14,732
Accounts payable and accrued expenses	(9,826)	(3,122)
Accrued compensation and benefits	(20,370)	(17,932)
Deferred revenue	21,716	21,004
Accrued income taxes	2,513	3,072
Other current assets and prepaid expenses	(11,791)	(2,877)
Other noncurrent assets and liabilities	(3,811)	(9,535)

Net cash provided by operating activities	127,804	76,123

Cash flows from investing activities:
Additions to property and equipment	(10,707)	(12,393)
Acquisitions of businesses, net of cash acquired	(261,592)	(17,639)

Net cash used by investing activities	(272,299)	(30,032)

Cash flows from financing activities:
Borrowings under revolving credit facility	220,000	—
Repayment of borrowings under revolving credit facility	(67,358)	—
Repurchases of common stock	(22,009)	—
Proceeds from issuance of common stock	3,649	10,889
Payments of withholding taxes in connection with settlement of restricted stock and restricted stock units	(10,691)	(6,486)
Tax benefit from stock-based awards	61	194
Payments of capital lease obligations	(261)	(244)

Net cash provided by financing activities	123,391	4,353

Effect of exchange rate changes on cash and cash equivalents	16,779	4,135

Net (decrease) increase in cash and cash equivalents	(4,325)	54,579
Cash and cash equivalents, beginning of period	263,271	183,448

Cash and cash equivalents, end of period	$258,946	$238,027

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended		Six months ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007
Net income	$18,848	$17,399	$28,728	$32,552

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	14,005	338	13,672	2,554
Minimum pension liability adjustment	15	—	1	—
Change in unrealized gain on investment securities	—	(655)	—	(680)

Other comprehensive income (loss)	14,020	(317)	13,673	1,874

Comprehensive income	$32,868	$17,082	$42,401	$34,426

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
Deferred revenue primarily relates to software maintenance agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and, if not yet paid, the related customer receivable is included in other current assets. Billed but uncollected maintenance-related amounts included in other current assets at March 29, 2008 and September 30, 2007 were $75.6 million and $59.9 million, respectively.
The results of operations for the six months ended March 29, 2008 are not necessarily indicative of the results expected for the remainder of the fiscal year.
2. Restructuring Charges
As part of our continuing efforts to increase profitability, we are relocating certain business functions to locations, including China, where we are seeking to enhance our business presence and where labor costs are lower. In the second quarter of 2008, we recorded a restructuring charge of $1.9 million. The restructuring charge included a $0.6 million charge for severance and related costs associated with 19 employees notified of termination during the quarter and a $0.7 million charge related to excess facilities. In addition, we recorded $0.6 million for costs incurred in connection with our integration of CoCreate.
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
There were no restructuring charges recorded in the first six months of 2007.
The following table summarizes restructuring accrual activity for the six months ended March 29, 2008:

	Employee	Facility
	Severance	Closures
	and Related	and Other
	Benefits	Costs	Total
	(in thousands)
Balance, September 30, 2007	$5,905	$17,401	$23,306
Charges to operations	3,887	7,690	11,577
Cash disbursements	(8,853)	(7,731)	(16,584)
Non-cash utilization	—	(700)	(700)
Foreign exchange impact	142	(39)	103

Balance, March 29, 2008	$1,081	$16,621	$17,702

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The accrual for facility closures and related costs is included in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheet, and the accrual for employee severance and related benefits is included in accrued compensation and benefits. As of March 29, 2008, of the $17.7 million remaining in accrued restructuring charges, $10.5 million was included in current liabilities and $7.2 million was included in other long-term liabilities, principally for facility costs to be paid out through 2013.
In determining the amount of the facilities accrual, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates are reviewed quarterly based on known real estate market conditions and the credit-worthiness of subtenants and may result in revisions to established facility reserves. We had accrued $16.1 million as of March 29, 2008 related to excess facilities (compared to $16.9 million at September 30, 2007), representing gross lease commitments with agreements expiring at various dates through 2013 of approximately $33.9 million, net of committed and estimated sublease income of approximately $17.5 million and a present value factor of $0.3 million. We have entered into signed sublease arrangements for approximately $15.6 million, with the remaining $1.9 million based on future estimated sublease arrangements.
3. Stock-based Compensation
We measure the cost of employee services received in exchange for stock-based awards based on the grant-date fair value of the award using an option pricing model for stock options or the fair value of our stock on the date of grant for restricted stock and restricted stock units. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.
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
We made the following restricted stock and restricted stock unit grants in the second quarter and first six months of 2008 and 2007:

	Restricted Stock		Restricted Stock Units
Grant Period	Performance-based	Time-based	Performance-based	Time-based
	(Number of Shares)		(Number of Units)
Second quarter of 2008	—	71,426	—	468,786
First six months of 2008	477,830	425,464	88,215	2,772,345
Second quarter of 2007	—	442,590	3,181	380,355
First six months of 2007	495,768	442,590	60,561	728,182
Restricted Stock
Performance-based. In the first six months of 2008 and 2007, we granted our executive officers performance-based shares that are earned based on achievement of certain company operating performance criteria. The criteria were specified by the Compensation Committee on or prior to the date of grant. With respect to the 2008 grant, the restrictions on up to approximately 241,805 shares will lapse on the later of November 9, 2008 or the date the Compensation Committee determines the extent to which the performance criteria have been achieved, and the restrictions on the remaining shares, up to 236,025, will lapse in substantially equal amounts on November 9, 2009 and 2010, provided that the holder of the award remains employed by us at those dates. With respect to the 2007 grant, 425,373 of the shares were earned and 70,395 were forfeited as the performance criteria were not achieved in full. Of the earned shares, the restrictions on 215,563 lapsed on November 9, 2007 and the restrictions on the remaining shares will lapse in two substantially equal installments on November 9, 2008 and 2009, provided that the holder of the award remains employed by us at those dates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Time-based. In the first quarter of 2008, 354,038 shares were granted to our executive officers. The restrictions on these shares will lapse in substantially equal installments on each of November 9, 2008, 2009 and 2010, provided that the holder of the award remains employed by us at those dates. In the second quarter of 2008, 71,426 shares were granted to members of our Board of Directors. The restrictions on these shares will lapse on March 5, 2009, provided that the holder of the award remains a director on that date.
Restricted Stock Units
Performance-based. In the first quarter of 2008, 88,215 performance-based restricted stock units were granted to employees in connection with our employee management incentive plans for the 2008 fiscal year and, to the extent the performance criteria are achieved, will vest on the later of November 7, 2008 or the date the Compensation Committee determines the extent to which the performance criteria have been achieved, provided that the holder of the award remains employed by us at those dates. In the first six months of 2007, 60,561 performance-based restricted stock units were granted to employees in connection with our employee management incentive plans for the 2007 fiscal year. Of those units, approximately 90% were earned and 10% were forfeited as the performance criteria were met in part. The units earned vested on November 9, 2007.
Time-based. In the second quarter of 2008, we granted 449,946 time-based restricted stock units to employees, which vest in three substantially equal installments on March 15, 2009, 2010 and 2011, provided that the holder of the award remains employed by us at those dates. In the first quarter of 2008, we granted 760,277 time-based restricted stock units to employees, which vest in three substantially equal installments on November 15, 2008, 2009 and 2010, provided that the holder of the award remains employed by us at those dates. In the first and second quarters of 2008, we also granted 1,543,282 and 18,840 time-based restricted stock units, respectively, to employees as a special retention grant. Two-thirds of such restricted stock units will vest on November 15, 2009 and the remaining restricted stock units will vest on November 15, 2010. The vesting of these retention units will be accelerated if the holder is terminated under certain circumstances within two years after a change in control of the company. In the first and second quarters of 2007, we granted 347,827 and 380,355 restricted stock units, respectively, to employees. These restricted stock units generally will vest in three substantially equal installments on the anniversary of the date of grant, provided that the holder of the award remains employed by us at those dates.
With respect to all grants of restricted stock and restricted stock units outstanding, in the first six months of 2008 and 2007, the restrictions on 858,726 and 664,463 restricted shares lapsed, respectively, and 1,125,335 and 1,099,349 restricted stock units vested, respectively. The fair value of restricted shares and restricted stock units granted in the first quarter of 2008 and 2007 was based on the fair market value of our stock on the date of grant. The weighted average fair value per share of restricted shares and restricted stock units granted in the first six months of 2008 and 2007 was $17.94 and $18.69, respectively.
The following table shows the classification of compensation expense recorded for our stock-based awards as reflected in our consolidated statements of operations:

	Three months ended		Six months ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007
	(in thousands)
Cost of license revenue	$14	$19	$14	$40
Cost of service revenue	2,222	1,768	4,569	3,678
Sales and marketing	2,936	2,326	5,803	3,891
Research and development	2,337	1,629	4,607	3,471
General and administrative	3,420	3,105	6,539	6,397

Total stock-based compensation expense	$10,929	$8,847	$21,532	$17,477

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. Earnings per Share (EPS) and Common Stock
EPS
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
The following table presents the calculation for both basic and diluted EPS:

	Three months ended		Six months ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007
	(in thousands, except per share data)
Net income	$18,848	$17,399	$28,728	$32,552

Weighted average shares outstanding—Basic	113,811	112,845	113,746	112,337
Dilutive effect of employee stock options, restricted shares and restricted stock units	3,436	4,641	3,921	5,047

Weighted average shares outstanding—Diluted	117,247	117,486	117,667	117,384

Earnings per share-Basic	$0.17	$0.15	$0.25	$0.29
Earnings per share-Diluted	$0.16	$0.15	$0.24	$0.28
Stock options to purchase 3.2 million shares were outstanding for each of the second quarter and first six months of 2008 and stock options to purchase 3.5 million shares were outstanding for each of the second quarter and first six months of 2007 but were not included in the calculation of diluted net income per share because the exercise prices per share, plus the tax benefits and unamortized compensation relating thereto, were greater than the average market price of our common stock for those periods. These shares were excluded from the computation of diluted EPS as the effect would have been anti-dilutive.
Share Repurchases
As of July 2000, we were authorized to repurchase up to 16.0 million shares of our common stock. We had repurchased 12.5 million shares through the end of 2004 and did not repurchase any more shares until the third quarter of 2007, when our Board of Directors authorized us to use up to $40 million of cash from operations to repurchase our shares through May 15, 2008. Of this amount, as of March 29, 2008, we have repurchased approximately 1.9 million shares for $32.0 million, including 1.4 million shares repurchased in the first six months of 2008 for $22.0 million. Through March 29, 2008, we have repurchased, at a cost of $398.8 million, a total of 14.4 million shares of the 16.0 million shares authorized.
5. Acquisitions
CoCreate
In the first quarter of 2008, we acquired all of the outstanding common stock of CoCreate Software GmbH, a provider of CAD and PLM solutions, for approximately $247.5 million (net of cash acquired and including $5.1 million of acquisition-related transaction costs). CoCreate was a privately held company based in Sindelfingen, Germany. CoCreate’s results of operations have been included in our consolidated financial statements beginning December 1, 2007.
The acquisition of CoCreate has been accounted for as a business combination. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date (November 30, 2007). The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The allocation of the purchase price is based upon a preliminary valuation of certain assets and liabilities acquired. Our estimates and assumptions in determining the estimated fair values of certain assets and liabilities are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
subject to change upon finalizing the valuation. The primary areas of the purchase price allocation that are not yet finalized relate to deferred taxes and integration costs, as well as the amount of resulting goodwill.
Based upon a preliminary valuation, the total preliminary purchase price allocation was as follows:

(in thousands)
Goodwill	$155,497
Identifiable intangible assets	130,953
Net tangible assets	883
Integration accrual	(2,469)
Net deferred tax liabilities	(22,814)
In-process research and development	811

Total preliminary purchase price allocation	262,861
Less: CoCreate cash acquired	(15,322)

Total preliminary purchase price allocation, net of cash acquired	$247,539

The preliminary purchase price allocation resulted in $155.5 million of goodwill, none of which is deductible for income tax purposes. The resulting amount of goodwill reflects our expectations of the following synergistic benefits: (1) the potential to sell our products into CoCreate’s traditional customer base, (2) the potential to leverage our reseller channel to sell CoCreate’s products, and (3) the potential geographic expansion for CoCreate’s products, particularly in North America and Asia. Intangible assets of $131.0 million includes purchased software of $55.1 million, customer relationships of $72.5 million, trademarks of $2.3 million, and non-compete agreements of $1.1 million, which are being amortized over average useful lives of 8 years, 11 years, 9 years and 1.5 years, respectively, based upon the pattern in which economic benefits related to such assets are being realized.
Net tangible assets consist of the fair values of tangible assets less the fair values of assumed liabilities and obligations. Except for accounts receivable, pension liabilities, leases, deferred support revenues, deferred taxes and integration accruals, net tangible assets were valued at the respective carrying amounts recorded by CoCreate as we believe that their carrying value amounts approximate their fair values at the acquisition date. We have not yet finalized our integration plans related to CoCreate. Currently, we have recorded estimated integration accruals of approximately $2.5 million primarily for severance costs related to the termination of certain CoCreate employees.
Purchased in-process research and development (IPR&D) of $0.8 million related to a project under development for which technological feasibility had not yet been established at the acquisition date and for which there was no alternative future use was written-off in the first quarter of 2008. The value of the purchased IPR&D was determined using the excess earnings method, which discounts the projected cash flow of the intangible asset. Under this method, the projected cash flow of the intangible asset considers the contribution of other assets to the overall cash flow in order to isolate the economic benefit generated by the specific intangible asset. A risk-adjusted discount rate of 23% was used to reflect the overall risk associated with the project. The expected cost to complete the project was approximately $0.3 million at the acquisition date. This development project is expected to be completed in 2008.
Pro Forma Financial Information (unaudited)
The unaudited financial information in the table below summarizes the combined results of operations of PTC and CoCreate, on a pro forma basis, as though the companies had been combined as of the beginning of 2007. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place at the beginning of 2007. For the three and six months ended March 31, 2007, the pro forma financial information is based on PTC’s results of operations for its three and six months ended March 31, 2007, combined with CoCreate’s results of operations for its three and six months ended April 30, 2007. For the six months ended March 29, 2008, the pro forma financial information is based on PTC’s results of operations for its six months ended March 29, 2008, which includes CoCreate’s results beginning December 1, 2007, combined with CoCreate’s results of operations for the two months ended November 30, 2007.
The pro forma financial information includes the amortization charges from acquired intangible assets, adjustments to interest income (expense) and the related tax effects.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three months ended	Six months ended
	March 31,	March 29,	March 31,
	2007	2008	2007
	(in millions, except per share data)
Revenue	$247.4	$512.4	$488.1
Operating income	25.1	49.3	49.9
Net income	16.3	29.2	30.4
Earnings per share-Basic	$0.14	$0.26	$0.27
Earnings per share-Diluted	$0.14	$0.25	$0.26
LBS
In the first quarter of 2008, we acquired Logistics Business Systems Ltd. (LBS), a provider of integrated logistics support solutions for the aerospace and defense and civil aviation industries, for approximately $13.1 million in cash (net of cash acquired and including $0.2 million of acquisition-related transaction costs). An additional $1.0 million of contingent purchase price will be capitalized as goodwill, if and when earned. LBS was a privately held company based in the United Kingdom. Results of operations for LBS have been included in PTC’s consolidated statements of operations since October 20, 2007. Our results of operations prior to this acquisition, if presented on a pro forma basis would not differ materially from our reported results.
This acquisition was accounted for as a business combination. The purchase price allocation is preliminary, pending the final valuation of acquired assets and liabilities. The preliminary purchase price allocation resulted in goodwill of $2.9 million; intangible assets of $10.4 million (including purchased software of $6.7 million, customer relationships of $3.5 million, and other intangible assets of $0.2 million, which are being amortized over useful lives of 8, 8 and 5 years, respectively); and other net assets of $1.4 million.
DHI
In the first quarter of 2008 we acquired all of the outstanding common stock of Digital Human, Inc. (DHI), a privately-held company based in Canada developing ergonomic simulation technology, for $1.1 million in cash. Because DHI was a development stage company, the entire purchase price was expensed as in-process research and development in the accompanying consolidated statements of operations. An additional $1.0 million of contingent purchase price will be capitalized as purchased software, if and when earned.
6. Goodwill and Acquired Intangible Assets
We have two reportable segments: (1) Software Products and (2) Services. As of March 29, 2008 and September 30, 2007, goodwill and acquired intangible assets in the aggregate attributable to our Software Products reportable segment was $605.3 million and $299.9 million, respectively, and attributable to our Services reportable segment was $25.3 million and $25.2 million, respectively. Goodwill is tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting segment below its carrying value. We completed our annual impairment review as of June 30, 2007 and concluded that no impairment charge was required as of that date. Since that date, there have not been any events or changes in circumstances that indicate that the carrying values of goodwill may not be recoverable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Goodwill and acquired intangible assets consisted of the following:

	March 29, 2008			September 30, 2007
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
	(in thousands)
Goodwill			$414,258			$244,497

Intangible assets with finite lives (amortized):
Purchased software	$136,474	$50,517	85,957	$70,249	$42,616	27,633
Capitalized software	22,877	22,877	—	22,877	22,815	62
Customer lists and relationships	149,798	27,536	122,262	68,383	21,566	46,817
Trademarks and tradenames	8,483	2,045	6,438	6,071	949	5,122
Other	3,492	1,764	1,728	2,069	1,148	921

	$321,124	$104,739	216,385	$169,649	$89,094	80,555

Total goodwill and acquired intangible assets			$630,643			$325,052

Changes in goodwill, presented by reportable segment, were as follows:

	Software
	Products	Services
	Segment	Segment	Total
	(in thousands)
Balance, September 30, 2007	$226,886	$17,611	$244,497
Acquisition of CoCreate	155,497	—	155,497
Acquisition of LBS	2,875	—	2,875
Foreign currency translation adjustments	11,166	223	11,389

Balance, March 29, 2008	$396,424	$17,834	$414,258

The aggregate amortization expense for intangible assets with finite lives recorded for the second quarter and first six months of 2008 and 2007 was classified in our consolidated statements of operations as follows:

	Three months ended		Six months ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007
	(in thousands)
Amortization of acquired intangible assets	$4,315	$1,588	$7,208	$3,676
Cost of license revenue	4,623	1,926	7,623	3,637
Cost of service revenue	17	17	34	49

Total amortization expense	$8,955	$3,531	$14,865	$7,362

The estimated future amortization expense for intangible assets with finite lives remaining as of March 29, 2008 is $20.9 million for the remainder of 2008, $36.7 million for 2009, $33.6 million for 2010, $27.5 million for 2011, $23.5 million for 2012 and $74.2 million thereafter.
7. Recent Accounting Pronouncements
Disclosures about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We do not believe the adoption of SFAS 161 will have a material effect on our consolidated financial position, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Business Combinations
In December 2007, the FASB issued Statement No. 141(R), Business Combinations (SFAS 141(R)) and Statement No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). These statements will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. SFAS 141(R) requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize preacquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize IPR&D assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; (vii) capitalize acquisition-related restructuring costs only if the criteria in SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, are met as of the acquisition date; and (viii) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense.
SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will be subject to SFAS 141(R) beginning in fiscal 2010, which begins on October 1, 2009. Early adoption of these statements is prohibited. We believe the adoption of these statements will have a material impact on any significant acquisitions completed after October 1, 2009.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
and (2) Services, which includes consulting, implementation, training and other support revenue. In our consolidated statements of operations, maintenance revenue is included in service revenue. We do not allocate certain sales, marketing or administrative expenses to our operating segments, as these activities are managed separately.
Beginning in the first quarter of 2008, we have been reporting revenue by line of business (license, maintenance and service) and by geographic region. Prior to the first quarter of 2008, we also reported our revenue in two product categories, Enterprise Solutions and Desktop Solutions, within our reportable segments. Beginning in the first quarter of 2008, we no longer use these product categories to report revenue.
The revenue and operating income attributable to our operating segments are summarized as follows:

	Three months ended		Six months ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007
	(in thousands)
Revenue:
Software Products:
License	$72,910	$71,336	$140,101	$137,924
Maintenance (1)	121,097	98,766	234,974	199,350

Total software products segment revenue	194,007	170,102	375,075	337,274
Total service segment revenue	63,786	57,994	123,960	112,489

Total revenue	$257,793	$228,096	$499,035	$449,763

Operating income: (2)(3)
Software Products segment	$120,190	$108,913	$232,956	$217,231
Services segment	6,276	4,617	9,531	5,766
Sales and marketing expenses	(73,892)	(71,560)	(150,362)	(141,121)
General and administrative expenses	(21,542)	(20,711)	(46,228)	(39,634)

Total operating income	$31,032	$21,259	$45,897	$42,242

(1)	Maintenance revenue is included in service revenue in the consolidated statements of operations.

(2)	The operating income reported for each operating segment does not represent the total operating results as it does not contain an allocation of sales, marketing, corporate and general and administrative expenses incurred in support of the operating segments.

(3)	As described in Note 2 and Note 5, for the second quarter and first six months of 2008, we recorded combined charges for restructuring and in-process research and development of $1.9 million and $13.5 million, respectively. Of the combined charges, for the second quarter and first six months of 2008, $0.1 million and $3.0 million, respectively, was included in the Software Products segment, $0.5 million and $2.6 million, respectively, was included in the Services segment, $0.5 million and $6.0 million, respectively, was included in sales and marketing expenses, and $0.8 million and $1.9 million, respectively, was included in general and administrative expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Data for the geographic regions in which we operate is presented below.

	Three months ended		Six months ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007
	(in thousands)
Revenue:
North America (1)	$88,167	$89,409	$172,689	$175,890
Europe (2)	106,182	82,848	207,823	165,591
Asia-Pacific (3)	63,444	55,839	118,523	108,282

Total revenue	$257,793	$228,096	$499,035	$449,763

(1)	Includes revenue in the United States totaling $84.0 million and $84.3 million for the three months ended March 29, 2008 and March 31, 2007, respectively, and $164.9 million and $166.8 million for the six months ended March 29, 2008 and March 31, 2007, respectively.

(2)	Includes revenue in Germany totaling $37.0 million and $25.4 million for the three months ended March 29, 2008 and March 31, 2007, respectively, and $64.7 million and $50.2 million for the six months ended March 29, 2008 and March 31, 2007, respectively.

(3)	Includes revenue in Japan totaling $29.9 million and $25.1 million for the three months ended March 29, 2008 and March 31, 2007, respectively, and $55.1 million and $49.6 million for the six months ended March 29, 2008 and March 31, 2007, respectively.
Total long-lived tangible assets by geographic region have not changed significantly since September 30, 2007.
9. Income Taxes
Effective October 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a new methodology by which a company must identify, recognize, measure and disclose in its financial statements the effects of any uncertain tax return reporting positions that a company has taken or expects to take. FIN 48 requires financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances, but it prohibits any discounting of any of the related tax effects for the time value of money. In addition, FIN 48 also mandates expanded financial statement disclosure about uncertainty in income tax reporting positions.
We implemented the methodology prescribed in FIN 48 as of October 1, 2007. We recorded the effect of adopting FIN 48 with a $7.2 million charge to beginning retained earnings in the consolidated balance sheet as of October 1, 2007.
Our policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of our income tax provision. For the second quarter and first six months ended March 29, 2008, we included approximately $0.1 million of interest expense, and no tax penalty expense, in our income tax provision. As of October 1, 2007 and March 29, 2008, we had accrued approximately $0.4 million and $0.5 million, respectively, of estimated interest expense. We had no accrued tax penalties as of either October 1, 2007 or March 29, 2008.
Following the measurement methodology of FIN 48, we had $29.0 million of unrecognized tax benefits ($25.0 million net of tax benefits from other jurisdictions) as of October 1, 2007. During the first six months ended March 29, 2008, we recorded a net increase of approximately $0.2 million, increasing the total unrecognized tax benefit to $29.2 million ($25.2 million net of tax benefits from other jurisdictions) as of March 29, 2008. If all of our unrecognized tax benefits as of March 29, 2008 were to become recognizable in the future, we would record $22.8 million to the income tax provision. We do not anticipate significant changes in the amount of unrecognized tax benefits over the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of October 1, 2007, we remained subject to examination in the following major tax jurisdictions for the tax years indicated:

Major Tax Jurisdiction	Open Years
United States	2003 through 2007
Germany	2004 through 2007
France	2004 through 2007
Japan	2004 through 2007
Ireland	2003 through 2007
Our effective tax rate in the second quarter and first six months of 2008 compared to the second quarter and first six months of 2007 was impacted by our decision in the third quarter of 2007 to reverse a substantial portion of the valuation allowance recorded against net deferred tax assets in the U.S. and a foreign jurisdiction. In both the second quarter and first six months of 2008, our effective tax rate was 39% on pre-tax income of $30.7 million and $47.1 million, respectively, compared to 23% and 27% in the second quarter and first six months of 2007 on pre-tax income of $22.6 million and $44.4 million, respectively. In the second quarter and first six months of 2008, our effective tax rate was higher than the statutory federal income tax rate due primarily to the impact of losses in a foreign jurisdiction for which we did not record a tax benefit due to the uncertainty of whether we will be able to realize the benefit of such losses. In the second quarter and first six months of 2007, our effective tax rate was lower than the statutory federal income tax rate of 35% due primarily to our use of net operating loss carryforwards (NOLs) to offset our U.S. taxable income (which reduced the valuation allowance we had previously recorded against those NOLs) and to taxes owed in foreign jurisdictions at rates lower than the U.S. statutory tax rate, partially offset by the impact of losses in foreign jurisdictions for which a tax benefit was not recorded and withholding taxes that we incurred in the U.S. in connection with certain foreign operations.
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
On November 28, 2007, in connection with our acquisition of CoCreate, we borrowed $220 million under the credit facility in two tranches: $36 million that accrued interest at the Eurodollar-based borrowing rate, and an alternate currency loan of 124.6 million Euros, equivalent to $184 million at the borrowing date, that accrues interest at 5.4375% per year. The $36 million loan was repaid in full in the first six months of 2008. In addition, in the second quarter of 2008, we repaid 20 million Euros of the alternate currency loan. The remaining balance is due on May 28, 2008. Upon the due date, we may either repay the amount outstanding or roll over the amount outstanding with new short term loans at the then current interest rates described above. As of March 29, 2008, we had 104.6 million Euros outstanding under the revolving credit facility, which was equivalent to $164.4 million on that date.
The credit facility limits our and our subsidiaries’ ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends and make other distributions; make investments and enter into joint ventures; dispose of assets; and engage in transactions with affiliates, except on an arms-length basis. Under the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
credit facility, we and our material domestic subsidiaries may not invest cash or property in, or loan cash to, our foreign subsidiaries in aggregate amounts exceeding $25 million for any purpose and an additional $50 million for acquisitions of businesses. In addition, under the credit facility, we and our subsidiaries must maintain specified leverage and fixed-charge ratios. Any failure to comply with the financial or operating covenants of the credit facility would not only prevent us from being able to borrow additional funds, but would also constitute a default, resulting in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. A change in control of PTC (as defined in the credit facility) also constitutes an event of default, permitting the lenders to accelerate the required payments of all amounts due and to terminate the credit facility. We were in compliance with all financial and operating covenants of the credit facility as of March 29, 2008.
Legal Proceedings
On August 2, 2007, GE Capital Leasing Corporation (GECL) filed a lawsuit against us in the U.S. District Court for the District of Massachusetts. The lawsuit alleges that GECL was fraudulently induced to provide over $60 million in financing to Toshiba Corporation for purchases of third party products, predominantly PTC products, during the period from 2003 to 2006. GECL claims that PTC participated in the alleged scheme or, alternatively, should have been aware of the scheme and made negligent misrepresentations that enabled the scheme to continue undetected. All of the alleged transactions occurred in Japan. GECL claims damages of $47 million and seeks three times that amount plus attorneys’ fees. We dispute GECL’s claims and intend to contest them vigorously. As of March 29, 2008 and September 30, 2007, revenue of $46.6 million and $40.3 million, respectively, has been deferred and recorded as customer advances in our consolidated balance sheets. That liability will remain recorded until the rights and obligations of the several companies connected with the Toshiba transactions are resolved. The change in customer advances at March 29, 2008 from September 30, 2007 is due to foreign currency translation adjustments related to these balances which are recorded in Japanese Yen. To the extent that matters are resolved in our favor, we will reduce customer advances and record revenue or other income at that time. We have not accrued any other liability for this matter as of March 29, 2008.
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
Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q about our anticipated financial results and growth, the development of our products and markets, and adoption of our solutions are forward-looking statements that are subject to the inherent uncertainties in predicting future results and conditions. Risks and uncertainties that could cause actual results to differ materially from those projected include the following: we may be unable to increase revenues or successfully execute strategic and other business initiatives while containing expenses; our efforts to globalize our workforce will cause us to incur additional restructuring charges and could disrupt our business operations; our ability to successfully differentiate our products and services from those of our competitors and otherwise compete could be adversely affected by changes in the competitive landscape that have increased both the size and number of companies with which we compete; as well as other risks and uncertainties referenced in Part II, Item 1A. “Risk Factors” of this report.
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
Our PLM software solutions provide our customers with a product development system that enables them to create digital product information, collaborate internally and externally, control content and automate processes, manage product configurations, communicate product information to people and systems across the extended enterprise and design chain, create compound documents from reusable content components, and configure and publish the information for a variety of uses and audiences in multiple formats. We have devoted significant resources to developing our PLM offerings into an integrated product development system.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Executive Overview
We continue to focus on revenue growth and increasing operating profitability. Our second quarter and year-to-date results reflect progress in both of these measures.
Total revenue, costs and expenses, operating income and net income for the second quarters and first six months of 2008 and 2007 were as follows:

	Three months ended				Six months ended
	March 29,	March 31,	Percent		March 29,	March 31,	Percent
	2008	2007	Change		2008	2007	Change
	(Dollar amounts in millions)
Total revenue	$257.8	$228.1	13%	(1)	$499.0	$449.8	11	%(1)
Total costs and expenses	226.8	206.8	10%	(2)	453.1	407.5	11	%(2)

Operating income	31.0	21.3			45.9	42.3
Other income (expense), net	(0.3)	1.3			1.2	2.1

Income before income taxes	30.7	22.6			47.1	44.4
Provision for income taxes	11.8	5.2			18.4	11.8

Net income	$18.9	$17.4			$28.7	$32.6

(1)	On a consistent foreign currency basis, compared to the year-ago periods, total revenue for the second quarter and first six months of 2008 increased 7% and 5%, respectively.

(2)	On a consistent foreign currency basis, compared to the year-ago periods, total costs and expenses for the second quarter and first six months of 2008 increased 6% and 7%, respectively.
Revenue increased primarily due to revenue from the CoCreate business, which we acquired on November 30, 2007, and the favorable impact of foreign currency rate movements, as well as organic growth in maintenance revenue and consulting and training service revenue.
Costs and expenses increased primarily due to costs from the CoCreate business, restructuring charges from our cost reduction and globalization measures, the impact of foreign currency rate movements, and amortization of intangible assets and in-process research and development costs and expenses associated with our acquisitions.
Operating income improved due to a combination of the net impact of foreign currency rate changes of approximately $4.6 million and $7.4 million for the second quarter and first six months of 2008, respectively, the margin accretion from the CoCreate business and our on-going efforts to improve our sales distribution model, globalize our workforce and improve our services business model, partially offset by the incremental costs and expenses described above.
Net income in the second quarter and first six months of 2008 reflects the operating margin impacts described above, as well as a higher effective tax rate due primarily to our decision in the third quarter of 2007 to reverse a substantial portion of the valuation allowance recorded against net deferred tax assets in the U.S and a foreign jurisdiction.
Cash provided by operating activities was $127.8 million in the first six months of 2008, which was $51.7 million higher than the first six months of 2007.
We believe our recent releases of our two most significant products — Windchill 9.0, which was released in the fourth quarter of 2007, and Pro/ENGINEER Wildfire 4.0, which was released in January 2008 — will create additional revenue opportunities as customers upgrade to these releases over the next two years. We also continue to migrate our customers on non-Windchill-based versions of Pro/INTRALINK to the new Windchill-based Pro/INTRALINK. The number of customers that have completed this migration has increased with the release of Windchill-based Pro/INTRALINK 9.0 and we expect this will continue throughout this year. We believe this will

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
result in increased services revenue and generate future license and maintenance revenue as we expect our installed base will then expand their Windchill and Arbortext use.
Globalization
As part of our continuing efforts to increase profitability, we are relocating business functions to locations, including China, where we are seeking to enhance our business presence and where labor costs are lower. As part of this globalization initiative, as well as the integration of CoCreate, we incurred restructuring costs of $1.9 million and $11.6 million in the second quarter and first six months of 2008, respectively, and we expect to incur additional restructuring costs of approximately $3 million to $5 million during the remainder of 2008.
Fiscal Year 2008 Strategies and Risks
Our goals in 2008 are to increase revenue and profitability. Increasing profitability while also increasing revenue is challenging as decisions we make to reduce or contain costs and expenses can adversely affect our ability to grow revenue, especially license revenue.
In support of our goals to increase revenue and profitability in 2008, we plan to:
•	leverage and optimize our distribution model, including, when appropriate, making measured increases to our direct sales force and reseller channel while continuing our efforts to increase sales productivity;

•	continue to improve services profitability by focusing on services utilization, limiting growth of lower margin services such as implementation consulting while growing higher-margin services such as training and process consulting services and utilizing strategic service partners to provide lower margin services;

•	continue to offshore or outsource selected non-customer facing roles in multiple organizations to ensure that we grow resources to support planned growth while keeping overall costs low;

•	invest in emerging geographic regions, particularly China, and focus on increasing revenue in the Asia-Pacific market; and

•	pursue corporate development opportunities, including mergers and acquisitions and strategic partnerships.
Our success will depend on, among other factors, our ability to:
•	execute strategic and business initiatives while containing our expenses;

•	encourage our customers to expand their product development technology infrastructure to a more robust PLM product development system in order to further their global product development initiatives;

•	differentiate our products and services from those of our competitors to effectively pursue opportunities within the small and medium-size business market as well as with strategic, larger accounts;

•	optimize our sales and services coverage and productivity through, among other means, effective use and management of our internal resources in combination with our resellers and other strategic partners and appropriate investment in our distribution channel;

•	manage the development and enhancement of our expanding product line using our geographically dispersed development resources;

•	manage our operations in non-U.S. locations where we are expanding our operations, such as China; and

•	integrate newly acquired businesses into our operations and execute future corporate development initiatives while remaining focused on organic growth opportunities.
We discuss additional factors affecting our business, revenue and operating results under Item 1A. “Risk Factors” included herein and included in our Annual Report on Form 10-K for the year ended September 30, 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations
Explanatory Note about Our Revenue Reporting
Beginning with the first quarter of 2008, we report revenue by line of business (license, maintenance and consulting and training service) and by geographic region. We previously also reported our revenue in two product categories, Enterprise Solutions and Desktop Solutions. We no longer use these product categories to report revenue. The discussion below gives effect to this change for both periods presented.
Impact of Foreign Currency Exchange on Results of Operations
Approximately two thirds of our revenue and half of our expenses are transacted in currencies outside of the U.S. Because we report our results of operations in U.S. dollars, currency translation affects our reported results.
As noted in the table in “Executive Overview” above, revenue growth and increases in costs and expenses between the periods are lower on a constant currency basis. Year over year, second quarter and year-to-date revenue benefited as a result of changes in currency rates by approximately $12.9 million and $24.8 million, respectively, while expenses were negatively impacted by approximately $8.3 million and $17.4 million, respectively. The net result was an increase in operating income of $4.6 million and $7.4 million in the second quarter and first six months of 2008, respectively.
Results of Operations
We discuss our results of operations for the second quarters and first six months of 2008 and 2007 in detail below, beginning with a table showing certain consolidated financial data as a percentage of revenue, followed by a discussion of revenue and costs and expenses. Our results of operations include the results of operations of companies we acquired beginning on their respective acquisition dates.

	Percentage of Total Revenue
	Three months ended		Six months ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007
Revenue:
License	28%	31%	28%	31%
Service	72	69	72	69

Total revenue	100	100	100	100

Costs and expenses:
Cost of license revenue	2	2	2	2
Cost of service revenue	29	30	29	31
Sales and marketing	28	31	29	31
Research and development	18	18	18	17
General and administrative	8	9	9	9
Amortization of acquired intangible assets	2	1	2	1
In-process research and development	—	—	—	—
Restructuring charges	1	—	2	—

Total costs and expenses	88	91	91	91

Operating income	12	9	9	9
Other income (expense), net	—	1	—	1

Income before income taxes	12	10	9	10
Provision for income taxes	5	2	4	3

Net income	7%	8%	5%	7%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Revenue
Total Revenue
Our revenue consists of software license revenue and service revenue, which includes software maintenance revenue (consisting of providing our customers software updates and technical support) as well as consulting and training revenue (including implementation services).
The following table shows our revenue by line of business for the periods indicated.

	Three months ended				Six months ended
	March 29,	March 31,	Percent		March 29,	March 31,	Percent
	2008	2007	Change		2008	2007	Change
	(Dollar amounts in millions)
License Revenue	$72.9	$71.3	2%		$140.1	$137.9	2%
Service revenue:
Maintenance revenue	121.1	98.7	23%		234.9	199.3	18%
Consulting and training service revenue	63.8	58.1	10%		124.0	112.6	10%

Total service revenue	184.9	156.8	18%		358.9	311.9	15%

Total revenue	$257.8	$228.1	13	%(1)	$499.0	$449.8	11	%(1)

(1)	On a consistent foreign currency basis from the comparable year-ago period, in the second quarter and first six months of 2008 total revenue increased 7% and 5%, respectively.
Revenue growth in the second quarter and first six months of 2008 reflects both organic growth and revenue from recently acquired businesses, particularly CoCreate. As a stand-alone company, CoCreate generated revenue of approximately $78 million for the twelve months ended October 31, 2007. CoCreate revenue has been included in our results of operations since December 1, 2007. Accordingly, results for the first six months of 2007 did not include CoCreate revenue while results for the first six months of 2008 include four months of CoCreate revenue.
License Revenue
License revenue in the second quarter and first six months of 2008 reflects strong license sales in Europe partially offset by continued softness in North America. Growth in license revenue in the second quarter and first six months of 2008 reflects sales of acquired products, particularly CoCreate products, partially offset by a decrease in organic license revenue. License revenue attributable to new license sales grew across most of our major products, but much of that growth was offset by a decrease in revenue from Pro/ENGINEER upgrades and modules. We are currently at the end of the Pro/ENGINEER Wildfire 3.0 product cycle and we launched Pro/ENGINEER Wildfire 4.0 in January 2008. We believe that our Pro/ENGINEER upgrades and modules license revenue in the first six months of 2008 was negatively impacted by the timing of this release as customers may have deferred purchases of those items until they have implemented Wildfire 4.0. The number of new Windchill seats grew 11% and 16% in the second quarter and first six months of 2008 over the same periods in 2007. Windchill license revenue was flat year over year due to our selling proportionately more light user seats, which have a lower price than heavy user seats, in the first six months of 2008 as compared to the first six months of 2007. We believe this reflects increased adoption of Windchill beyond the engineering organization as heavy user seats are used by engineers while light user seats are for users outside the engineering function.
Maintenance Revenue
Maintenance revenue represented 47% of total revenue in both the second quarter and first six months of 2008 and 43% and 44% of total revenue in the second quarter and first six months of 2007, respectively. Maintenance revenue growth in the second quarter and first six months of 2008 reflects growth in the number of both Pro/ENGINEER and Windchill seats on maintenance year-over-year, as well as favorable currency movements and the addition of CoCreate maintenance customers. We believe the increase in Pro/ENGINEER and Windchill seats on maintenance is the result of license revenue growth in recent quarters and continued improvements in customer satisfaction.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Consulting and Training Service Revenue
Consulting and training service revenue, which has a lower gross profit margin than license and maintenance revenues, accounted for 25% of total revenue in each of the second quarters and first six months of 2008 and 2007. The increase in consulting and training service revenue was the result of continued growth in training services and computer-based training products and Windchill implementation consulting, and reflected higher consulting revenue from a large customer in Europe. This increase was partially offset by a decline in services revenue in North America and Europe associated with our mechanical computer-aided design and engineering products. We believe the decline in mechanical computer-aided design and engineering service revenue is due to our strategic use of channel and specialized partners to provide these services. This initiative has enabled us to significantly improve our consulting utilization and our consulting and training services margins and we intend to continue to pursue this approach in future quarters.
Revenue by Geographic Region

	Three months ended				Six months ended
	March 29,	March 31,	Percent		March 29,	March 31,	Percent
	2008	2007	Change		2008	2007	Change
	(Dollar amounts in millions)
Revenue by region:
North America	$88.2	$89.4	(1)%		$172.7	$175.9	(2)%
Europe	$106.2	$82.8	28	%(1)	$207.8	$165.6	26	%(2)
Asia-Pacific	$63.4	$55.9	14	%(1)	$118.5	$108.3	9	%(2)

(1)	On a consistent foreign currency basis from the year-ago period, in the second quarter of 2008 revenue in Europe increased 16% and revenue in Asia-Pacific increased 8%.

(2)	On a consistent foreign currency basis from the year-ago period, in the first six months of 2008 revenue in Europe increased 10% and revenue in Asia-Pacific increased 6%.
North America. We derived 34% and 39% of our total revenue from sales to customers in North America in the second quarters of 2008 and 2007, respectively, and 35% and 39% of our total revenue from sales to customers in North America in the first six months of 2008 and 2007, respectively. The decrease in revenue in North America year over year was primarily due to declines in license and consulting service revenue. However, our reseller channel revenue grew in excess of 16% and 19% in North America in the second quarter and first six months of 2008, respectively, as we continue to increase our use of channel partners.
Europe. Revenue in Europe has been growing significantly for several quarters, including revenue from the reseller channel. Growth in European revenue included growth in both organic revenue across all lines of business and revenue from acquired products, particularly CoCreate products. Additionally, revenue was favorably impacted by foreign currency exchange rate movements. European revenue in the first six months of 2008 included significant service revenue from a single customer.
Asia-Pacific. Revenue in Asia-Pacific reflects 9% and 8% year-over-year growth in the Pacific Rim for the second quarter and first six months of 2008, respectively, and 19% and 11% growth in Japan for the same periods. The increases in revenue in the Pacific Rim in the second quarter and first six months of 2008 was attributable to growth in maintenance and consulting and training service revenue. Growth in Japan was attributable to higher maintenance revenue in the second quarter and first six months of 2008, including both organic revenue and revenue from acquired products, particularly CoCreate products, and higher consulting revenue for both periods. Revenue in Japan is largely driven by large customer transactions, which fluctuate from period to period.
Revenue from Individual Customers
We enter into customer contracts that may result in revenue being recognized over multiple reporting periods. Accordingly, revenue recognized in a current quarter may be attributable to contracts entered into during the current

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
period or in prior periods. License and/or consulting and training service revenue of $1 million or more recognized from individual customers in the second quarter and first six months of 2008 was $37.6 million (attributable to sixteen customers) and $69.7 million, respectively, and in the second quarter and first six months of 2007 was $35.6 million (attributable to sixteen customers) and $63.8 million, respectively. While our customers may not continue to spend at these levels in future periods, we believe our continued strong performance in large accounts is the result of success in our strategic account program. We believe our ability to provide broader solutions to our customers and improvements in our competitive position, attributable to our system architecture and product development process knowledge, have resulted in customers continuing to spend on PLM solutions relative to other IT spending initiatives.
Channel Revenue
Revenue from our reseller channel grew 26% and 25% in the second quarter and first six months of 2008, to $61.6 million and $120.3 million, respectively, from $48.9 million and $96.2 million in the second quarter and first six months of 2007, respectively. Growth came from all major geographic regions and was the result of both organic revenue growth and the addition of the CoCreate channel. Our reseller channel contributed 24% of our total revenue in both the second quarter and first six months of 2008 compared to 21% of total revenue in both the second quarter and first six months of 2007. We believe our reseller channel continues to help us improve our profitability and increase our reach to small and medium-sized businesses around the world. We expect our channel revenue to grow at a rate faster than that of the overall business.
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
While we intend to continue to invest in our strategic initiatives to support planned revenue growth and to fund revenue-generating initiatives, we remain focused on achieving our operating margin goals. Accordingly, we are taking steps to improve operating margins. We have increased margins on the delivery of consulting and training services through improving utilization rates, increased use of third parties to perform lower margin service engagements and focusing on higher margin service products. Additionally, we are relocating certain business functions to locations, including China, where we are seeking to enhance our business presence and where labor costs are lower. As part of these efforts, we have incurred the restructuring charges shown in the table below and described in “Restructuring Charges” below.
The following table shows our costs and expenses by expense category for the periods stated.

	Three months ended				Six months ended
	March 29,	March 31,	Percent		March 29,	March 31,	Percent
	2008	2007	Change		2008	2007	Change
	(Dollar amounts in millions)
Costs and expenses:
Cost of license revenue	$6.6	$4.2	57%		$11.3	$7.8	46%
Cost of service revenue	74.1	68.6	8%		145.1	137.2	6%
Sales and marketing	73.4	71.5	3%		144.4	141.1	2%
Research and development	45.7	40.2	14%		87.3	78.1	12%
General and administrative	20.8	20.7	—%		44.3	39.6	12%
Amortization of acquired intangible assets	4.3	1.6	172%		7.2	3.7	96%
In-process research and development	—	—			1.9	—
Restructuring charges	1.9	—			11.6	—

Total costs and expenses	$226.8	$206.8	10	%(1)	$453.1	$407.5	11	%(1)

(1)	On a consistent foreign currency basis, compared to the year-ago periods, total costs and expenses for the second quarter and first six months of 2008 increased 6% and 7%, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Our increases in costs and expenses in the second quarter and first six months of 2008 compared to the prior year periods were primarily due to the following:
•	$1.9 million and $11.6 million of restructuring charges incurred in the second quarter and first six months of 2008, respectively;

•	the CoCreate and LBS acquisitions completed in the first quarter of 2008 and the NC Graphics acquisition completed in the third quarter of 2007 that added operating costs and increased headcount;

•	approximately $3.2 million of professional fees included in general and administrative expenses incurred primarily in connection with an Audit Committee investigation and restatement of prior period financial statements completed in the first quarter of 2008;

•	higher amortization of intangible assets of $5.4 million and $7.5 million in the second quarter and first six months of 2008, respectively; and

•	$1.9 million of in-process research and development written off in connection with acquisitions completed in the first quarter of 2008.
Primarily as a result of our acquisition of CoCreate, headcount increased to 4,725 at March 29, 2008 from 4,449 at September 30, 2007 and 4,523 at March 31, 2007.
Cost of License Revenue
Our cost of license revenue consists of fixed and variable costs associated with reproducing and distributing software and documentation as well as royalties paid to third parties for technology embedded in or licensed with our software products and amortization costs associated with acquired products. Cost of license revenue as a percentage of license revenue was 9% and 6% for the second quarters of 2008 and 2007, respectively, and 8% and 6% for the first six months of 2008 and 2007, respectively. The increase in cost of license revenue in the second quarter and first six months of 2008 compared to the second quarter and first six months of 2007 was due primarily to amortization of purchased software, which was higher by approximately $2.7 million and $4.4 million, respectively, attributable to recent acquisitions. Cost of license revenue as a percent of license revenue can vary depending on product mix sold and the effect of fixed and variable royalties and the level of amortization of acquired software intangible assets.
Cost of Service Revenue
Our cost of service revenue includes costs associated with training, customer support and consulting personnel, such as salaries and related costs; third-party subcontractor fees; costs associated with the release of maintenance updates (including related royalty costs); and facility costs. Cost of service revenue as a percentage of service revenue was 40% for both the second quarter and first six months of 2008 compared to 44% for both the second quarter and first six months of 2007. Service margins can vary based on the product mix sold in the period. Improvements in service margins in the first six months of 2008 are the result of our efforts to improve services profitability through increased billable utilization of consultants, shifting revenue to higher margin offerings, and use of strategic partners to provide lower margin services. Service-related headcount was 1,338 at March 29, 2008, 1,256 at September 30, 2007 and 1,340 at March 31, 2007. Total salaries, commissions, benefits and travel costs were $4.5 million and $6.5 million higher in the second quarter and first six months of 2008, respectively, compared to the second quarter and first six months of 2007. The cost of third-party consulting services was $1.5 million and $2.7 million higher in the second quarter and first six months of 2008, respectively, compared to the second quarter and first six months of 2007, due to the use of such services in support of increases in consulting and training service revenue.
Sales and Marketing
Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. Sales and marketing expenses as a percentage of total revenue were 28% and 31% for the second quarters of 2008 and 2007, respectively, and 29% and 31% for the first six months of 2008 and 2007, respectively. Sales and marketing headcount increased to 1,266 at March 29, 2008 from 1,166 at September 30, 2007 and 1,192 at March 31, 2007. As a result of increases in headcount primarily due to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
acquisitions, our salaries and benefit costs, sales commissions and travel expenses were higher by an aggregate of $2.3 million and $5.5 million in the second quarter and first six months of 2008, respectively, compared to the second quarter and first six months of 2007.
Research and Development
Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Major research and development activities include developing new releases of our software that work together in a more integrated fashion and that include functionality enhancements. Research and development expenses as a percentage of total revenue were 18% in the second quarters of both 2008 and 2007 and 17% in the first six months of both 2008 and 2007. Research and development headcount increased to 1,621 at March 29, 2008 from 1,547 at September 30, 2007 and 1,535 at March 31, 2007. As a result of these increases in headcount, total salaries, benefits and travel costs were higher in the second quarter and first six months of 2008 compared to the second quarter and first six months of 2007 by an aggregate of $4.9 million and $8.4 million, respectively.
General and Administrative
Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources, legal and administrative functions, as well as bad debt expense. General and administrative expenses as a percentage of total revenue were 8% in the second quarter of 2008 and 9% in each of the second quarter of 2007, the first six months of 2008 and the first six months of 2007. General and administrative headcount was 485 at March 29, 2008 and 465 at September 30, 2007, up from 438 at March 31, 2007. Total salaries, benefits and travel costs were higher in the second quarter and first six months of 2008 compared to the second quarter and first six months of 2007 by an aggregate of $1.5 million and $2.4 million, respectively. General and administrative expenses also include costs associated with outside professional services, including accounting and legal fees. The first quarter of 2008 included approximately $3.2 million of costs for outside professional services incurred primarily in connection with an Audit Committee investigation and restatement of prior period financial statements completed in that quarter. The second quarter of 2007 included higher costs for outside professional services incurred in connection with our corporate development initiatives, including $1.7 million related to potential acquisitions that did not close.
Amortization of Acquired Intangible Assets
These costs represent the amortization of acquired intangible assets. The increase in expense in the second quarter and first six months of 2008 compared to the second quarter and first six months of 2007 was due primarily to amortization of intangible assets resulting from the CoCreate and LBS acquisitions completed in the first quarter of 2008 and the NC Graphics acquisition completed in the third quarter of 2007.
Our acquisition of CoCreate in the first quarter of 2008 resulted in an increase in acquired intangible assets of $131.0 million. Acquired intangible assets consisted of $72.5 million of customer relationship intangibles, $55.1 million of purchased software, $2.3 million of trademarks, and $1.1 million of non-compete agreements, which are being amortized over estimated useful lives of 11 years, 8 years, 9 years and 1.5 years, respectively. The purchase price allocation for the CoCreate acquisition is preliminary pending the final valuation of acquired assets and liabilities.
Our acquisition of LBS in the first quarter of 2008 resulted in an increase in acquired intangible assets of $10.4 million. Acquired intangible assets consisted of $3.5 million of customer relationship intangibles, $6.7 million of purchased software, and $0.2 million of other intangibles, which are being amortized over estimated useful lives of 8 years, 8 years and 5 years, respectively. The purchase price allocation for the LBS acquisition is preliminary pending the final valuation of acquired assets and liabilities.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
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
Restructuring Charges
In the second quarter of 2008, we recorded a restructuring charge of $1.9 million. The restructuring charge included a $0.6 million charge for severance and related costs associated with 19 employees notified of termination during the quarter and a $0.7 million charge related to excess facilities. In addition, we recorded $0.6 million for costs incurred in connection with our integration of CoCreate.
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
As part of our continuing efforts to increase profitability, we are relocating certain business functions to locations, including China, where we are seeking to enhance our business presence and where labor costs are lower. As part of this initiative, we expect to incur additional restructuring costs of $3 million to $5 million during the remainder of 2008.
Other Income (Expense), net
Other income (expense), net includes interest income, interest expense, costs of hedging contracts, certain realized and unrealized foreign currency transaction gains or losses, charges incurred in connection with obtaining corporate and customer contract financing, and exchange gains or losses resulting from the required period-end currency remeasurement of the financial statements of our subsidiaries that use the U.S. dollar as their functional currency. A large portion of our revenue and expenses is transacted in foreign currencies. To reduce our exposure to fluctuations in foreign exchange rates, we engage in hedging transactions involving the use of foreign currency forward contracts, primarily in the Euro, the British Pound and the Japanese Yen. Other income (expense), net was $(0.3) million and $1.3 million for the second quarters of 2008 and 2007, respectively, and $1.2 million and $2.1 million for the first six months of 2008 and 2007, respectively. The decrease in other income, net in the second quarter and first six months of 2008 is due primarily to higher interest expense on borrowings outstanding under our revolving credit facility, partially offset by interest income and a one-time benefit of $1.3 million related to a legal settlement. In the second quarter of 2008 and 2007, interest expense was $2.7 million and $0.1 million, respectively, and interest income was $2.5 million and $2.2 million, respectively. In the first six months of 2008 and 2007, interest expense was $3.9 million and $0.3 million, respectively, and interest income was $5.1 million and $4.0 million, respectively. We expect higher interest expense relative to 2007 for the remainder of 2008 related to outstanding amounts borrowed under our credit facility.
Income Taxes
On October 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a new methodology by which a company must identify, recognize, measure and disclose in its financial statements the effects of any uncertain tax return reporting positions that a company has taken or expects to take. See “Note 9. Income Taxes,” in the Notes to Consolidated Financial Statements of this Form 10-Q for additional information.
Our effective tax rate in the second quarter and first six months of 2008 compared to the second quarter and first six months of 2007 was impacted by our decision in the third quarter of 2007 to reverse a substantial portion of the valuation allowance recorded against net deferred tax assets in the U.S and a foreign jurisdiction. In the second quarter of 2008, our effective tax rate was 38.6% on pre-tax income of $30.7 million, compared to 23.0% in the second quarter of 2007 on pre-tax income of $22.6 million. In the first six months of 2008, our effective tax rate was 39.1% on pre-tax income of $47.1 million, compared to 26.6% in the first six months of 2007 on pre-tax income

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
of $44.4 million. In the second quarter and first six months of 2008, our effective tax rate was higher than the statutory federal income tax rate due primarily to the impact of losses in a foreign jurisdiction for which we did not record a tax benefit due to the uncertainty of whether we will be able to realize the benefit of such losses. In the second quarter and first six months of 2007, our effective tax rate was lower than the statutory federal income tax rate of 35% due primarily to our use of net operating loss carryforwards (NOLs) to offset our U.S. taxable income (which reduced the valuation allowance we had previously recorded against those NOLs) and to taxes owed in foreign jurisdictions at rates lower than the U.S. statutory tax rate, partially offset by the impact of losses in foreign jurisdictions for which a tax benefit was not recorded and withholding taxes that we incurred in the U.S. in connection with certain foreign operations.
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
Liquidity and Capital Resources

	March 29,	March 31,
	2008	2007
	(in thousands)
Cash and cash equivalents	$258,946	$238,027

Amounts below are for the six months ended:
Cash provided by operating activities	$127,804	$76,123
Cash used by investing activities	(272,299)	(30,032)
Cash provided by financing activities	123,391	4,353
Cash provided by operating activities included the following:
Cash disbursements for restructuring and other charges	(16,584)	(3,747)
Cash used by investing activities included the following:
Cash paid to acquire businesses, net of cash acquired	(261,592)	(17,639)
Cash and cash equivalents
We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. Cash and cash equivalents include highly liquid investments with original maturities of three months or less. At March 29, 2008, cash and cash equivalents totaled $258.9 million, down from $263.3 million at September 30, 2007. The decrease in cash and cash equivalents in the first six months of 2008 was due primarily to approximately $261.6 million paid for acquisitions, primarily CoCreate; the use of $22.0 million to repurchase our common stock; the use of $10.7 million to pay employee withholding taxes related to restricted stock and restricted stock units that vested during the period; and the use of $10.7 million for additions to property and equipment, partially offset by $152.6 million of net borrowings under our revolving credit facility and $127.8 million of cash provided by operations.
Cash provided by operating activities
Cash provided by operating activities was $127.8 million in the first six months of 2008 compared to cash provided by operating activities of $76.1 million in the first six months of 2007. This change was due primarily to higher receivables collections in the first six months of 2008 compared to the first six months of 2007. Days sales outstanding decreased to 64 days as of the end of the second quarter of 2008 compared to 74 days as of the end of the second quarter of 2007.
Cash used by investing activities
Cash used by investing activities was $272.3 million in the first six months of 2008 compared to $30.0 million in the first six months of 2007. The increase in cash used by investing activities in the first six months of 2008 was

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
primarily due to disbursements for acquisitions of $261.6 million in the first six months of 2008 compared to $17.6 million in the first six months of 2007. During the first quarter of 2008, we paid approximately $247.4 million, $13.1 million and $1.1 million for the CoCreate, LBS and DHI acquisitions, respectively, net of cash acquired. During the first quarter of 2007, we paid approximately $16.7 million for the ITEDO acquisition. In addition, cash used for additions to property and equipment was $10.7 million in the first six months of 2008 compared to $12.4 million in the first six months of 2007. Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements.
Cash provided by financing activities
Cash provided by financing activities was $123.4 million and $4.4 million in the first six months of 2008 and 2007, respectively. The increase in 2008 compared to 2007 is primarily due to $152.6 million of net borrowings under our revolving credit facility. That increase was partially offset by: $22.0 million used to repurchase common stock in the first six months of 2008; lower proceeds from the issuance of common stock under employee stock plans, which were $3.6 million in the first six months of 2008 compared to $10.9 million in the first six months of 2007; and $10.7 million of cash used to pay employee withholding taxes related to restricted stock and restricted stock units that vested during the first six months of 2008, compared to $6.5 million in the first six months of 2007.
Credit Facility
On November 28, 2007, in connection with our acquisition of CoCreate, we borrowed $220 million under our credit facility in two tranches: $36 million that accrued interest at the Eurodollar-based borrowing rate, and an alternate currency loan of 124.6 million Euros, equivalent to $184 million at the borrowing date, that accrues interest at 5.4375% per year. We repaid the $36 million loan in full in the first six months of 2008 and we repaid 20 million Euros of the alternate currency loan in the second quarter of 2008. The remaining balance is due on May 28, 2008. Upon the due date, we may either repay the amount outstanding or roll over the amount outstanding with new short term loans at the then current interest rates under the credit facility. As of March 29, 2008, we had 104.6 million Euros outstanding under the revolving credit facility, which was equivalent to $164.4 million on that date. We expect to roll over all or a portion of the outstanding balance to new short term loans on May 28, 2008.
For a description of the terms and conditions of the credit facility, including limitations on our ability to undertake certain actions, see “Note 10. Commitments and Contingencies” in the Notes to Consolidated Financial Statements of this Form 10-Q.
Share Repurchase Program
As of July 2000, we were authorized to repurchase up to 16.0 million shares of our common stock. We had repurchased 12.5 million shares through the end of 2004 and did not repurchase any more shares until the third quarter of 2007 when our Board of Directors authorized us to use up to $40 million of cash from operations to repurchase our shares through May 15, 2008. Of this amount, as of March 29, 2008, we had repurchased approximately 1.9 million shares for $32.0 million, including 1.4 million shares repurchased in the first six months of 2008 for $22.0 million. As of May 7, 2008, we had repurchased a total of 14.4 million shares of the 16.0 million shares authorized. We intend to continue to repurchase shares and to ask the Board of Directors to provide additional authority to repurchase shares upon expiration of the current authorization, which approval is not certain. Any such repurchases will reduce our cash balances.
Expectations for the Remainder of Fiscal 2008
We believe that existing cash and cash equivalents together with cash we expect to generate from operations will be sufficient to meet our working capital and capital expenditure requirements through at least the next twelve months.
During the remainder of 2008, we expect to make additional repayments under our revolving credit facility and to make cash disbursements estimated at $6 million for restructuring charges incurred in the first six months of 2008 and prior periods. Total capital expenditures for 2008 are currently anticipated to be approximately $25 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
We have evaluated, and expect to continue to evaluate, possible strategic transactions on an ongoing basis and at any time may be engaged in discussions or negotiations with respect to possible strategic transactions. Our cash position could be reduced and we may incur additional debt obligations to the extent we complete any significant transactions.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are set forth under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2007 Annual Report on Form 10-K.
We did not make any changes to these policies or to these estimates during the quarter ended March 29, 2008. As described in “Note 9. Income Taxes” in the Notes to Consolidated Financial Statements, in the quarter ended December 29, 2007 we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”).
Recent Accounting Pronouncements
Business Combinations
In December 2007, the FASB issued Statement No. 141(R), Business Combinations (SFAS 141(R)) and Statement No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). These statements will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. SFAS 141(R) requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize preacquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize IPR&D assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; (vii) capitalize acquisition-related restructuring costs only if the criteria in SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, are met as of the acquisition date; and (viii) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense.
SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will be subject to SFAS 141(R) beginning in fiscal 2010, which begins on October 1, 2009. Early adoption of these statements is prohibited. We believe the adoption of these statements will have a material impact on any significant acquisitions completed after October 1, 2009.
For a description of other recent accounting pronouncements, see “Note 7. Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Other than as described below, there have been no significant changes in our market risk exposure as described in Item 7A: Quantitative and Qualitative Disclosures About Market Risk of our 2007 Annual Report on Form 10-K.
As of March 29, 2008, we had 104.6 million Euros outstanding under our revolving credit facility, which was equivalent to $164.4 million on that date. This Euro-denominated loan is subject to foreign currency rate risk. Additionally, the entire amount is subject to interest rate risk as interest rates will be adjusted at the respective due date (currently May 28, 2008) to the extent such amounts are not repaid. The impact would be partially mitigated by the floating rate interest earned on excess cash. Interest on this loan accrues at an annual rate of 5.4375% through May 28, 2008 at which time a new rate will be established at then current interest rates. If there was a hypothetical 10% change in interest rates, the annual net impact to earnings and cash flows would be approximately $0.9 million. The potential change in cash flows and earnings has been calculated based on the change in the net interest expense over a one-year period due to an immediate 10% change in the interest rate based upon borrowings outstanding at March 29, 2008.
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
We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 29, 2008 because of the material weakness in our accounting for income taxes disclosed in our 2007 Annual Report on Form 10-K and described below.
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
A material weakness in our internal control over financial reporting existed on March 29, 2008 in that we did not maintain effective controls over the accounting for income taxes, including the determination and reporting of accrued income taxes, deferred taxes and the related income tax provision. Specifically, we did not have adequate personnel to enable us to properly consider and apply generally accepted accounting principles for taxes, review and monitor the accuracy and completeness of the components of the income tax provision calculations and the related deferred taxes and accrued income taxes, ensure that the rationale for certain tax positions was appropriate, and ensure that effective oversight of the work performed by our outside tax advisors was exercised. Until remediated, this material weakness could result in a misstatement in the tax-related accounts described above that would result in a material misstatement to our interim or annual consolidated financial statements and disclosures that would not be prevented or detected.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The discussion of legal proceedings in “Note 10. Commitments and Contingencies” in the Notes to Consolidated Financial Statements of this Form 10-Q is hereby incorporated by reference.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” in our 2007 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2007 Annual Report on Form 10-K have not changed materially. They are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below shows the shares of our common stock we repurchased in the second quarter of 2008.

ISSUER PURCHASES OF EQUITY SECURITIES
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares
			Purchased as Part	(or Units) that May
	Total Number of		of Publicly	Yet Be Purchased
	Shares (or Units)	Average Price Paid	Announced Plans or	Under the Plans or
Period(1)	Purchased	per Share (or Unit)	Programs	Programs(2)

December 30, 2007 — January 26, 2008.	—	—	—	2,966,843

January 27 — February 23, 2008	769,100	$16.35	769,100	2,197,743

February 24 — March 29, 2008	609,600	$15.47	609,600	1,588,143

Total	1,378,700	$15.96	1,378,700	1,588,143

(1)	Periods are our fiscal months within the fiscal quarter.

(2)	As of July 2000, our board had authorized us to repurchase up to 16.0 million shares of our common stock. We repurchased 12.5 million shares through the end of 2004 and repurchased no shares thereafter until the third quarter of 2007 when our Board of Directors authorized us to use up to $40 million of cash from operations to repurchase our shares through May 15, 2008. We announced this authorization and our intent to repurchase shares under it on May 25, 2007. As of March 29, 2008, we had repurchased approximately 1.9 million shares for $32 million under this authorization. Through March 29, 2008, we had repurchased a total of 14.4 million shares of the 16.0 million shares authorized.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Annual Meeting of Stockholders held on March 5, 2008, the stockholders:
•	elected Robert N. Goldman and C. Richard Harrison as Class III directors of the Company to hold office until the 2011 Annual Meeting (subject to the election and qualification of their successors and to their earlier resignation, removal or death):

Name	Votes For	Votes Withheld
Robert N. Goldman	102,349,202	5,066,627
C. Richard Harrison	104,779,276	2,636,554
•	confirmed the selection by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2008:

Votes For	Votes Against	Votes Abstaining
104,980,076	2,408,985	26,767
ITEM 6. EXHIBITS
10	Compensatory Arrangements with Directors.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32*	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

*	Indicates that the exhibit is being furnished with this report and is not filed as a part of it.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Parametric Technology Corporation
By:	/s/ Cornelius F. Moses, III
Cornelius F. Moses, III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: May 8, 2008