Form 10-Q
period 2008-06-28
PARAMETRIC TECHNOLOGY CORP
filed 2008-08-07
CIK 857005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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

There were 115,360,211 shares of our common stock outstanding on August 1, 2008.

PARAMETRIC TECHNOLOGY CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended June 28, 2008

i

PART I—FINANCIAL INFORMATION

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 28, 2008	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$242,020	$263,271
Accounts receivable, net of allowance for doubtful accounts of $4,068 and $3,869 at June 28, 2008 and September 30, 2007, respectively	180,094	217,101
Prepaid expenses	29,780	23,972
Other current assets (Note 1)	64,661	62,922
Deferred tax assets	27,423	27,365

Total current assets	543,978	594,631
Property and equipment, net	56,851	54,745
Goodwill	412,236	244,497
Acquired intangible assets, net	205,338	80,555
Deferred tax assets	66,744	69,969
Other assets	37,891	45,916

Total assets	$1,323,038	$1,090,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility (Note 10)	$109,556	$—
Accounts payable	21,836	18,715
Accrued expenses and other current liabilities	58,431	55,138
Accrued compensation and benefits	66,614	80,595
Accrued income taxes	21,446	16,857
Deferred tax liabilities	3,983	—
Customer advances (Note 10)	42,795	40,297
Deferred revenue (Note 1)	258,906	218,740

Total current liabilities	583,567	430,342
Deferred tax liabilities	17,966	—
Deferred revenue (Note 1)	6,726	8,424
Other liabilities (Note 2)	62,356	57,040

Total liabilities	670,615	495,806

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 115,250 and 114,704 shares issued and outstanding at June 28, 2008 and September 30, 2007, respectively	1,153	1,147
Additional paid-in capital	1,761,918	1,759,459
Accumulated deficit	(1,096,554)	(1,132,565)
Accumulated other comprehensive loss	(14,094)	(33,534)

Total stockholders’ equity	652,423	594,507

Total liabilities and stockholders’ equity	$1,323,038	$1,090,313

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended		Nine months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Revenue:
License	$77,557	$62,098	$217,658	$200,022
Service	194,191	162,766	553,125	474,605

Total revenue	271,748	224,864	770,783	674,627

Costs and expenses:
Cost of license revenue	8,760	4,084	20,106	11,855
Cost of service revenue	76,802	67,673	221,894	204,855
Sales and marketing	78,762	74,573	223,149	215,694
Research and development	47,374	39,798	134,656	117,935
General and administrative	20,294	16,855	64,653	56,489
Amortization of acquired intangible assets	4,044	1,764	11,252	5,440
Restructuring charges (Note 2)	3,790	—	15,367	—
In-process research and development (Note 5)	—	544	1,887	544

Total costs and expenses	239,826	205,291	692,964	612,812

Operating income	31,922	19,573	77,819	61,815
Loss on liquidation of subsidiaries (Note 1)	(6,206)	—	(6,206)	—
Other income (expense), net	(904)	2,268	347	4,396

Income before income taxes	24,812	21,841	71,960	66,211
Provision for (benefit from) income taxes	10,342	(58,624)	28,762	(46,806)

Net income	$14,470	$80,465	$43,198	$113,017

Earnings per share—Basic (Note 4)	$0.13	$0.71	$0.38	$1.00
Earnings per share—Diluted (Note 4)	$0.12	$0.68	$0.37	$0.96
Weighted average shares outstanding—Basic	113,491	113,154	113,661	112,610
Weighted average shares outstanding—Diluted	117,363	117,500	117,565	117,423

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended
	June 28 2008	June 30, 2007
Cash flows from operating activities:
Net income	$43,198	$113,017
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquired intangible assets	25,153	10,401
Depreciation and amortization	18,331	18,481
Stock-based compensation	32,681	22,507
In-process research and development	1,887	544
Provision for (benefit from) deferred income taxes	—	(58,985)
Non-cash loss on liquidation of subsidiaries	6,206	—
Other non-cash costs (credits), net	1,421	834
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	69,819	33,483
Accounts payable and accrued expenses	(8,954)	(5,201)
Customer advances	—	232
Accrued compensation and benefits	(20,201)	(20,798)
Deferred revenue	16,305	21,454
Accrued income taxes	1,645	(3,323)
Other current assets and prepaid expenses	312	(3,150)
Other noncurrent assets and liabilities	(6,697)	(14,424)

Net cash provided by operating activities	181,106	115,072

Cash flows from investing activities:
Additions to property and equipment	(20,492)	(17,139)
Acquisitions of businesses, net of cash acquired	(261,592)	(24,546)
Acquisition of remaining equity interest in a controlled subsidiary	—	(3,972)

Net cash used by investing activities	(282,084)	(45,657)

Cash flows from financing activities:
Borrowings under revolving credit facility	220,000	—
Repayment of borrowings under revolving credit facility	(121,001)	—
Proceeds from issuance of common stock	7,689	13,875
Payments of withholding taxes in connection with settlement of restricted stock units	(10,694)	(6,496)
Repurchase of common stock	(27,297)	(1,809)
Tax benefit from stock-based awards	87	292
Payments of capital lease obligations	(395)	(369)

Net cash provided by financing activities	68,389	5,493

Effect of exchange rate changes on cash and cash equivalents	11,338	1,600

Net increase (decrease) in cash and cash equivalents	(21,251)	76,508
Cash and cash equivalents, beginning of period	263,271	183,448

Cash and cash equivalents, end of period	$242,020	$259,956

The accompanying notes are an integral part of the consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended		Nine months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net income	$14,470	$80,465	$43,198	$113,017

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0	5,766	786	19,440	3,340
Change in unrealized gain on investment securities, net of tax of $0	—	—	—	(680)
Impact of release of valuation allowance on U.S. net deferred tax assets	—	850	—	850

Other comprehensive income	5,766	1,636	19,440	3,510

Comprehensive income	$20,236	$82,101	$62,638	$116,527

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

Deferred revenue primarily relates to software maintenance agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and, if not yet paid, the related customer receivable is included in other current assets. Billed but uncollected maintenance-related amounts included in other current assets at June 28, 2008 and September 30, 2007 were $61.5 million and $59.9 million, respectively.

The results of operations for the nine months ended June 28, 2008 are not necessarily indicative of the results expected for the remainder of the fiscal year.

In the third quarter of 2008, we liquidated eight wholly-owned subsidiaries resulting in a $6.2 million non-cash loss. The non-cash loss resulted from the reclassification of the net cumulative translation adjustment from accumulated other comprehensive loss into earnings for these liquidated subsidiaries. The loss related to these subsidiaries was recognized as a non-operating other expense in the accompanying consolidated statement of operations. The consolidated statement of comprehensive income for the three and nine months ended June 28, 2008 reflects an offsetting gain of $6.2 million resulting from the reclassification.

2. Restructuring Charges

As part of our continuing efforts to increase profitability, we are relocating certain business functions to locations, including China, where we are seeking to enhance our business presence and where labor costs are lower. In the third quarter of 2008, we recorded a restructuring charge of $3.8 million. The restructuring charge included a $3.2 million charge for severance and related costs associated with 53 employees notified of termination during the quarter and a $0.2 million charge related to excess facilities. In addition, we recorded $0.4 million for costs incurred in connection with our integration of CoCreate which we acquired in the first quarter of 2008.

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

There were no restructuring charges recorded in the first nine months of 2007.

The following table summarizes restructuring accrual activity for the nine months ended June 28, 2008:

	Employee Severance and Related Benefits	Facility Closures and Other Costs	Total
	(in thousands)
Balance, September 30, 2007	$5,905	$17,401	$23,306
Charges to operations	7,049	8,318	15,367
Cash disbursements	(10,215)	(10,736)	(20,951)
Non-cash utilization	—	(700)	(700)
Foreign exchange impact	143	(81)	62

Balance, June 28, 2008	$2,882	$14,202	$17,084

The accrual for facility closures and related costs is included in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheet, and the accrual for employee severance and related benefits is included in accrued compensation and benefits. As of June 28, 2008, of the $17.1 million remaining in accrued restructuring charges, $11.5 million was included in current liabilities and $5.6 million was included in other long-term liabilities, principally for facility costs to be paid out through 2013.

In determining the amount of the facilities accrual, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates are reviewed quarterly based on known real estate market conditions and the credit-worthiness of subtenants and may result in revisions to established facility reserves. We had accrued $13.7 million as of June 28, 2008 related to excess facilities (compared to $16.9 million at September 30, 2007), representing gross lease commitments with agreements expiring at various dates through 2013 of approximately $29.6 million, net of committed and estimated sublease income of approximately $15.7 million less a present value factor of $0.2 million. We have entered into signed sublease arrangements for approximately $14.9 million, with the remaining $0.8 million based on future estimated sublease arrangements.

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

We made the following restricted stock and restricted stock unit grants in the third quarter and first nine months of 2008 and 2007:

	Restricted Stock		Restricted Stock Units
Grant Period	Performance-based	Time-based	Performance-based	Time-based
	(Number of Shares)		(Number of Units)
Third quarter of 2008	—	—	8,151	25,962
First nine months of 2008	477,830	425,464	96,366	2,798,307
Third quarter of 2007	—	—	—	420,740
First nine months of 2007	495,768	442,590	60,561	1,148,922

Restricted Stock

Performance-based. In the first nine months of 2008 and 2007, we granted our executive officers performance-based shares that are earned based on achievement of certain company operating performance criteria. The criteria were specified by the Compensation Committee on or prior to the date of grant. With respect to the 2008 grant, the restrictions on up to 241,805 shares will lapse on the later of November 9, 2008 or the date the Compensation Committee determines the extent to which the performance criteria have been achieved, and the restrictions on the remaining shares, up to 236,025, will lapse in substantially equal amounts on November 9, 2009 and 2010, provided that the holder of the award remains employed by us at those dates. With respect to the 2007 grant, 425,373 of the shares were earned and 70,395 were forfeited as the performance criteria were not achieved in full. Of the earned shares, the restrictions on 215,563 shares lapsed on November 9, 2007 and the restrictions on the remaining shares will lapse in two substantially equal installments on November 9, 2008 and 2009, provided that the holder of the award remains employed by us at those dates.

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

Restricted Stock Units

Performance-based. The 2008 performance-based restricted stock units were granted to employees in connection with our employee management incentive plans for the 2008 fiscal year and, to the extent the performance criteria are achieved, will vest on the later of November 7, 2008 or the date the Compensation Committee determines the extent to which the performance criteria have been achieved, provided that the holder of the award remains employed by us at those dates. The 2007 performance-based restricted stock units were granted to employees in connection with our employee management incentive plans for the 2007 fiscal year. Of the total units granted, approximately 90% were earned and 10% were forfeited as the performance criteria were met in part. The earned units vested on November 9, 2007.

Time-based. The-time based restricted stock units granted to employees in the first nine months of 2008 and 2007 include 1,236,185 and 1,148,922 units, respectively, which generally vest in three substantially equal installments on the first three anniversaries of the date of grant, provided that the holder of the award remains employed by us at those dates. In the first nine months of 2008, we also granted 1,562,122 time-based restricted stock units to employees as a special retention grant. Two-thirds of such restricted stock units will vest on November 15, 2009 and the remaining restricted stock units will vest on November 15, 2010. The vesting of these retention units will be accelerated if the holder is terminated under certain circumstances within two years after a change in control of PTC.

With respect to all grants of restricted stock and restricted stock units outstanding, in the first nine months of 2008 and 2007, the restrictions on 858,726 and 664,463 restricted shares lapsed, respectively, and 1,125,958 and 1,101,133 restricted stock units vested, respectively. The fair value of restricted shares and restricted stock units granted in the first nine months of 2008 and 2007 was based on the fair market value of our stock on the date of grant. The weighted average fair value per share of restricted shares and restricted stock units granted in the first nine months of 2008 and 2007 was $17.94 and $18.55, respectively.

The following table shows the classification of compensation expense recorded for our stock-based awards as reflected in our consolidated statements of operations:

	Three months ended		Nine months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(in thousands)
Cost of license revenue	$12	$60	$26	$100
Cost of service revenue	2,298	993	6,867	4,671
Sales and marketing	3,130	2,035	8,933	5,926
Research and development	2,322	1,058	6,929	4,529
General and administrative	3,387	884	9,926	7,281

Total stock-based compensation expense	$11,149	$5,030	$32,681	$22,507

4. Earnings per Share (EPS) and Common Stock

EPS

Basic EPS is calculated by dividing net income by the weighted average number of shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic EPS. Diluted EPS is calculated by dividing net income by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, restricted shares and restricted stock units using the treasury stock method. The calculation of the dilutive effect of outstanding equity awards under the treasury stock method includes consideration of unrecognized compensation expense and any tax benefits as additional proceeds.

The following table presents the calculation for both basic and diluted EPS:

	Three months ended		Nine months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(in thousands, except per share data)
Net income	$14,470	$80,465	$43,198	$113,017

Weighted average shares outstanding—Basic	113,491	113,154	113,661	112,610
Dilutive effect of employee stock options, restricted shares and restricted stock units	3,872	4,346	3,904	4,813

Weighted average shares outstanding—Diluted	117,363	117,500	117,565	117,423

Earnings per share—Basic	$0.13	$0.71	$0.38	$1.00
Earnings per share—Diluted	$0.12	$0.68	$0.37	$0.96

Stock options to purchase 3.2 million shares were outstanding for each of the third quarter and first nine months of 2008 and stock options to purchase 3.5 million shares were outstanding for each of the third quarter and first nine months of 2007 but were not included in the calculation of diluted net income per share because the exercise prices per share, plus the tax benefits and unamortized compensation relating thereto, were greater than the average market price of our common stock for those periods. These shares were excluded from the computation of diluted EPS as the effect would have been anti-dilutive.

Share Repurchases

On May 14, 2008, our Board of Directors authorized us to use up to $50 million of cash from operations to repurchase shares of our common stock in the form of open market purchases. This authorization revoked all previous share repurchase authorizations and will expire on May 14, 2009 unless earlier revoked. During the three months ended June 28, 2008, we repurchased 0.3 million shares at a cost of $5.3 million which were all completed under the $50 million authorization. In the first nine months of 2008, we repurchased 1.7 million shares for $27.3 million under a prior authorization.

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

The acquisition of CoCreate has been accounted for as a business combination. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date (November 30, 2007). The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The allocation of the purchase price is based upon a preliminary valuation of certain assets and liabilities acquired. Our estimates and assumptions in determining the estimated fair values of certain assets and liabilities are subject to change upon finalizing the valuation. The primary areas of the purchase price allocation that are not yet finalized relate to deferred taxes and a foreign entity pension plan which we plan to settle in the fourth quarter of 2008, as well as the amount of resulting goodwill.

Based upon a preliminary valuation, the total preliminary purchase price allocation was as follows:

(in thousands)
Goodwill	$155,451
Identifiable intangible assets	130,953
Net tangible assets	1,033
Integration accrual	(2,573)
Net deferred tax liabilities	(22,814)
In-process research and development	811

Total preliminary purchase price allocation	262,861
Less: CoCreate cash acquired	(15,322)

Total preliminary purchase price allocation, net of cash acquired	$247,539

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

Net tangible assets consist of the fair values of tangible assets less the fair values of assumed liabilities and obligations. Except for accounts receivable, pension liabilities, leases, deferred support revenues, deferred taxes and integration accruals, net tangible assets were valued at the respective carrying amounts recorded by CoCreate as we believe that their carrying value amounts approximate their fair values at the acquisition date. Currently, we have recorded integration accruals of approximately $2.6 million, primarily for severance costs related to the termination of certain CoCreate employees.

Purchased in-process research and development of $0.8 million related to a project under development for which technological feasibility had not yet been established at the acquisition date and for which there was no alternative future use was written-off in the first quarter of 2008. The value of the purchased in-process research and development was determined using the excess earnings method, which discounts the projected cash flow of the intangible asset. Under this method, the projected cash flow of the intangible asset considers the contribution of other assets to the overall cash flow in order to isolate the economic benefit generated by the specific intangible asset. A risk-adjusted discount rate of 23% was used to reflect the overall risk associated with the project. The expected cost to complete the project was approximately $0.3 million at the acquisition date. This development project is expected to be completed in 2009.

Pro Forma Financial Information (unaudited)

The unaudited financial information in the table below summarizes the combined results of operations of PTC and CoCreate, on a pro forma basis, as though the companies had been combined as of the beginning of each period presented. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place at the beginning of each period presented. For the three and nine months ended June 30, 2007, the pro forma financial information is based on PTC’s results of operations for its three and nine months ended June 30, 2007, combined with CoCreate’s results of operations for its three and nine months ended July 31, 2007. For the nine months ended June 28, 2008, the pro forma financial information is based on PTC’s results of operations for its nine months ended June 28, 2008, which includes CoCreate’s results beginning December 1, 2007, combined with CoCreate’s results of operations for the two months ended November 30, 2007.

The pro forma financial information includes the amortization charges from acquired intangible assets, adjustments to interest income (expense) and the related tax effects.

	Three months ended	Nine months ended
	June 30, 2007	June 28, 2008	June 30, 2007
	(in millions, except per share data)
Revenue	$244.2	$784.1	$732.3
Operating income	22.2	81.3	72.1
Net income	72.5	43.7	102.9
Earnings per share—Basic	$0.64	$0.38	$0.91
Earnings per share—Diluted	$0.62	$0.37	$0.88

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

The LBS acquisition was accounted for as a business combination. The purchase price allocation is preliminary, pending the final valuation of acquired assets and liabilities. The preliminary purchase price allocation resulted in goodwill of $2.6 million; intangible assets of $10.7 million (including purchased software of $7.0 million, customer relationships of $3.5 million, and other intangible assets of $0.2 million, which are being amortized over useful lives of 8, 8 and 5 years, respectively); and other net assets of $1.4 million. None of the goodwill or intangible assets acquired is deductible for income tax purposes.

DHI

In the first quarter of 2008, we acquired all of the outstanding common stock of Digital Human, Inc. (DHI), a privately-held company based in Canada developing ergonomic simulation technology, for $1.1 million in cash. Because DHI was a development stage company, the entire purchase price was expensed as in-process research and development in the accompanying consolidated statements of operations. An additional $1.0 million of contingent purchase price will be capitalized as purchased software, if and when earned.

6. Goodwill and Acquired Intangible Assets

We have two reportable segments: (1) Software Products and (2) Services. As of June 28, 2008 and September 30, 2007, goodwill and acquired intangible assets in the aggregate attributable to our Software Products reportable segment was $592.7 million and $299.9 million, respectively, and attributable to our Services reportable segment was $24.9 million and $25.2 million, respectively. Goodwill is tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting segment below its carrying value. We completed our annual impairment review as of June 28, 2008 and concluded that no impairment charge was required as of that date.

Goodwill and acquired intangible assets consisted of the following:

	June 28, 2008			September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Goodwill			$412,236			$244,497

Intangible assets with finite lives (amortized):
Purchased software	$136,104	$56,661	79,443	$70,249	$42,616	27,633
Capitalized software	22,877	22,877	—	22,877	22,815	62
Customer lists and relationships	149,099	30,649	118,450	68,383	21,566	46,817
Trademarks and tradenames	8,418	2,101	6,317	6,071	949	5,122
Other	3,474	2,346	1,128	2,069	1,148	921

	$319,972	$114,634	205,338	$169,649	$89,094	80,555

Total goodwill and acquired intangible assets			$617,574			$325,052

Changes in goodwill, presented by reportable segment, were as follows:

	Software Products Segment	Services Segment	Total
	(in thousands)
Balance, September 30, 2007	$226,886	$17,611	$244,497
Acquisition of CoCreate	155,451	—	155,451
Acquisition of LBS	2,565	—	2,565
Foreign currency translation adjustments	9,518	205	9,723

Balance, June 28, 2008	$394,420	$17,816	$412,236

The aggregate amortization expense for intangible assets with finite lives recorded for the third quarter and first nine months of 2008 and 2007 was classified in our consolidated statements of operations as follows:

	Three months ended		Nine months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(in thousands)
Amortization of acquired intangible assets	$4,044	$1,764	$11,252	$5,440
Cost of license revenue	6,289	1,774	13,912	5,411
Cost of service revenue	17	17	51	66

Total amortization expense	$10,350	$3,555	$25,215	$10,917

The estimated future amortization expense for intangible assets with finite lives remaining as of June 28, 2008 is $10.4 million for the remainder of 2008, $32.3 million for 2009, $31.3 million for 2010, $27.5 million for 2011, $24.6 million for 2012 and $79.2 million thereafter.

7. Recent Accounting Pronouncements

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those years, with early adoption encouraged. We do not believe the adoption of SFAS 161 in our fiscal 2010 will have a material effect on our consolidated financial position, results of operations or cash flows.

Business Combinations

In December 2007, the FASB issued Statement No. 141(R), Business Combinations (SFAS 141(R)) and Statement No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). These statements will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. SFAS 141(R) requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize preacquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; and (vii) capitalize acquisition-related restructuring costs only if the criteria in SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, are met as of the acquisition date. In addition, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of acquisition.

SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will be subject to SFAS 141(R) beginning in fiscal 2010, which begins on October 1, 2009. Early adoption of these statements is prohibited. We believe the adoption of these statements will have a material effect on the financial accounting for any significant acquisitions completed after October 1, 2009.

Determination of the Useful Lives of Intangible Assets

In April 2008, the FASB issued FASB Staff Position No.142-3, Determination of Useful Lives of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets (SFAS 142). FSP 142-3 is intended to improve consistency between the useful life of an intangible asset determined under SFAS 142 and the expected cash flows used to measure the fair value of the asset under SFAS 142R (revised 2007), Business Combinations and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact, if any, that the adoption of SFP 142-3 in our fiscal 2010 will have on our consolidated financial position, results of operations and cash flows.

Fair Value Measurements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (SFAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, in January 2008, the FASB issued FASB Staff Position FAS 157-b, Effective Date of FASB Statement No. 157 (FSP 157-b). FSP 157-b permits entities to elect to defer the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We have elected to defer the adoption of SFAS 157 with respect to those assets and liabilities permitted by FSP 157-b. We do not believe the adoption of SFAS 157 and FSP 157-b will have a material impact on our financial position, results of operations or cash flows.

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

8. Segment Information

We operate within a single industry segment—computer software and related services. Operating segments as defined by SFAS 131, Disclosures about Segments of an Enterprise and Related Information, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision making group is our executive officers. We have two operating and reportable segments: (1) Software Products, which includes license and maintenance revenue (including new releases and technical support); and (2) Services, which includes consulting, implementation, training and other support revenue. In our consolidated statements of operations, maintenance revenue is included in service revenue. We do not allocate certain sales, marketing or administrative expenses to our operating segments, as these activities are managed on a consolidated basis.

Since the beginning of the first quarter of 2008, we have been reporting revenue by line of business (license, maintenance and service) and by geographic region. Prior to the first quarter of 2008, we also reported our revenue in two product categories, Enterprise Solutions and Desktop Solutions, within our reportable segments. We no longer use these product categories to report revenue.

The revenue and operating income attributable to our operating segments are summarized as follows:

	Three months ended		Nine months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(in thousands)
Revenue:
Software Products:
License	$77,557	$62,098	$217,658	$200,022
Maintenance (1)	130,350	103,084	365,325	302,434

Total software products segment revenue	207,907	165,182	582,983	502,456
Total service segment revenue	63,841	59,682	187,800	172,171

Total revenue	$271,748	$224,864	$770,783	$674,627

Operating income: (2)(3)
Software Products segment	$129,852	$104,117	$362,806	$321,348
Services segment	4,531	6,884	14,063	12,650
Sales and marketing expenses	(79,306)	(74,573)	(229,667)	(215,694)
General and administrative expenses	(23,155)	(16,855)	(69,383)	(56,489)

Total operating income	$31,922	$19,573	$77,819	$61,815

(1)	Maintenance revenue is included in service revenue in the consolidated statements of operations.
(2)	The operating income reported for each operating segment does not represent the total operating results as it does not contain an allocation of sales, marketing, corporate and general and administrative expenses incurred in support of the operating segments.
(3)	As described in Note 2 and Note 5, for the third quarter and first nine months of 2008, we recorded combined charges for restructuring and in-process research and development of $3.8 million and $17.3 million, respectively. Of the combined charges, for the third quarter and first nine months of 2008, $0.2 million and $3.2 million, respectively, was included in the Software Products segment, $0.2 million and $2.8 million, respectively, was included in the Services segment, $0.5 million and $6.5 million, respectively, was included in sales and marketing expenses, and $2.9 million and $4.7 million, respectively, was included in general and administrative expenses.

Data for the geographic regions in which we operate is presented below.

	Three months ended		Nine months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(in thousands)
Revenue:
North America (1)	$90,044	$86,884	$262,733	$262,774
Europe (2)	111,791	86,166	319,614	251,757
Asia-Pacific (3)	69,913	51,814	188,436	160,096

Total revenue	$271,748	$224,864	$770,783	$674,627

(1)	Includes revenue in the United States totaling $86.4 million and $82.7 million for the three months ended June 28, 2008 and June 30, 2007, respectively, and $251.3 million and $249.5 million for the nine months ended June 28, 2008 and June 30, 2007, respectively.

(2)	Includes revenue in Germany totaling $33.6 million and $26.4 million for the three months ended June 28, 2008 and June 30, 2007, respectively, and $98.3 million and $76.6 million for the nine months ended June 28, 2008 and June 30, 2007, respectively.
(3)	Includes revenue in Japan totaling $35.7 million and $19.2 million for the three months ended June 28, 2008 and June 30, 2007, respectively, and $90.7 million and $68.8 million for the nine months ended June 28, 2008 and June 30, 2007, respectively.

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

We implemented the methodology prescribed in FIN 48 as of October 1, 2007. We recorded the effect of adopting FIN 48 with a $7.2 million charge to retained earnings in the consolidated balance sheet as of October 1, 2007.

Our policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of our income tax provision. In each of the three months and nine months ended June 28, 2008, we included approximately $0.1 million of interest expense, and no tax penalty expense, in our income tax provision. As of October 1, 2007 and June 28, 2008, we had accrued approximately $0.4 million and $0.5 million, respectively, of estimated interest expense. We had no accrued tax penalties as of either October 1, 2007 or June 28, 2008.

Following the measurement methodology of FIN 48, we had $29.0 million of unrecognized tax benefits ($25.0 million net of tax benefits from other jurisdictions) as of October 1, 2007. During the nine months ended June 28, 2008, we recorded a net increase of approximately $0.2 million, increasing the total unrecognized tax benefit to $29.2 million ($25.2 million net of tax benefits from other jurisdictions) as of June 28, 2008. If all of our unrecognized tax benefits as of June 28, 2008 were to become recognizable in the future, we would record $22.8 million to the income tax provision.

It is reasonably possible that an increase in the range of $7 million to $15 million of unrecognized tax benefits may occur within the next 12 months as a result of finalizing the allocation of the purchase price of CoCreate in the fourth quarter of 2008 and claims for tax incentives. An increase in unrecognized tax benefits, if any, for these items is not expected to materially impact our effective tax rate.

As of June 28, 2008 we remained subject to examination in the following major tax jurisdictions for the tax years indicated:

Major Tax Jurisdiction	Open Years
United States	2003, and 2005 through 2007
Germany	2004 through 2007
France	2004 through 2007
Japan	2004 through 2007
Ireland	2003 through 2007

Our effective tax rate in the third quarter and first nine months of 2008 compared to the third quarter and first nine months of 2007 was impacted by our decision in the third quarter of 2007 to reverse a substantial portion of the valuation allowance recorded against our net deferred tax assets in the U.S. and a foreign jurisdiction. In the third quarter and first nine months of 2008, our effective tax rate was 42% and 40% on pre-tax income of $24.8 million and $72.0 million, respectively, compared to a benefit of 268% and a benefit of 71% in the third quarter and first nine months of 2007 on pre-tax income of $21.8 million and $66.2 million, respectively. In the third quarter and first nine months of 2008, our effective tax rate was higher than the statutory federal income tax rate of 35% due primarily to the impact of losses in a foreign jurisdiction for which we did not record a tax benefit due to the uncertainty of whether we will be able to realize the benefit of such losses as well as unbenefitted losses from the liquidation of several subsidiaries in the third quarter of 2008. In the third quarter and first nine months of 2007, our effective tax rate was lower than the statutory federal income tax rate of 35% principally due to a benefit of $58.9 million recorded upon our decision in the third quarter 2007 to release a substantial portion of the valuation allowance recorded against net deferred tax assets in the U.S. and a foreign jurisdiction as well as a benefit of $3.9 million recorded in the third quarter of 2007 from the favorable outcome of a tax refund claim in the U.S.

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

On November 28, 2007, in connection with our acquisition of CoCreate, we borrowed $220 million under the credit facility in two tranches: $36 million that accrued interest at the Eurodollar-based borrowing rate, and an alternate currency loan of 124.6 million Euros, equivalent to $184 million at the borrowing date, that accrued interest at approximately 5.6% per year. The $36 million loan was repaid in full in the first six months of 2008. In addition, in the first nine months of 2008, we repaid 54.3 million Euros of the alternate currency loan. The remaining balance was due on July 28, 2008. Upon the due date, and subsequent due dates, we may either repay the amount outstanding or roll over the amount outstanding with new short term loans at the then current interest rates described above. On July 28, 2008 we rolled over the loan to a new loan that matures on September 29, 2008 and accrues interest at 5.3575%. As of June 28, 2008, the amount outstanding under the revolving credit facility was 70.3 million Euros, which was equivalent to $109.6 million on that date.

The credit facility limits our and our subsidiaries’ ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends and make other distributions; make investments and enter into joint ventures; dispose of assets; and engage in transactions with affiliates, except on an arms-length basis. Under the credit facility, we and our material domestic subsidiaries may not invest cash or property in, or loan cash to, our foreign subsidiaries in aggregate amounts exceeding $25 million for any purpose and an additional $50 million for acquisitions of businesses. In addition, under the credit facility, we and our subsidiaries must maintain specified leverage and fixed-charge ratios. Any failure to comply with the financial or operating covenants of the credit facility would not only prevent us from being able to borrow additional funds, but would also constitute a default, resulting in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. A change in control of PTC (as defined in the credit facility) also constitutes an event of default, permitting the lenders to accelerate the required payments of all amounts due and to terminate the credit facility. We were in compliance with all financial and operating covenants of the credit facility as of June 28, 2008.

Legal Proceedings

On August 2, 2007, GE Capital Leasing Corporation (GECL) filed a lawsuit against us in the U.S. District Court for the District of Massachusetts. The lawsuit alleges that GECL was fraudulently induced to provide over $60 million in financing to Toshiba Corporation for purchases of third party products, predominantly PTC products, during the period from 2003 to 2006. GECL claims that PTC participated in the alleged scheme or, alternatively, should have been aware of the scheme and made negligent misrepresentations that enabled the scheme to continue undetected. All of the alleged transactions occurred in Japan. GECL claims damages of $47 million and seeks three times that amount plus attorneys’ fees. We dispute GECL’s claims and intend to contest them vigorously. As of June 28, 2008 and September 30, 2007, revenue of $42.8 million and $40.3 million, respectively, has been deferred and recorded as customer advances in our consolidated balance sheets. That liability will remain recorded until the rights and obligations of the several companies connected with the Toshiba transactions are resolved. The change in customer advances at June 28, 2008 from September 30, 2007 is due to foreign currency translation adjustments related to these balances which are recorded in Japanese Yen. To the extent that matters are resolved in our favor, we will reduce customer advances and record revenue or other income at that time. We have not accrued any other liability for this matter as of June 28, 2008.

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

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q about our anticipated financial results and growth, the development of our products and markets, and adoption of our solutions are forward-looking statements that are subject to the inherent uncertainties in predicting future results and conditions. Risks and uncertainties that could cause actual results to differ materially from those projected include the following: we may be unable to increase revenues or successfully execute strategic and other business initiatives while containing expenses; our efforts to globalize our workforce will cause us to incur additional restructuring charges and could disrupt our business operations; our ability to successfully differentiate our products and services from those of our competitors and otherwise compete could be adversely affected by changes in the competitive landscape that have increased both the size and number of companies with which we compete, some of which have larger operating budgets on an absolute and relative basis; as well as other risks and uncertainties referenced in Part II, Item 1A. “Risk Factors” of this report.

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

Executive Overview

We continue to focus on revenue growth and increasing operating profitability. Our third quarter and year-to-date results reflect progress in both of these measures.

Total revenue, costs and expenses, operating income and net income for the third quarters and first nine months of 2008 and 2007 were as follows:

	Three months ended					Nine months ended
	June 28, 2008	June 30, 2007		Percent Change		June 28, 2008	June 30, 2007		Percent Change
	(Dollar amounts in millions)
Total revenue	$271.7	$224.9		21	%(1)	$770.8	$674.6		14	%(1)
Total costs and expenses	239.8	205.3		17	%(2)	693.0	612.8		13	%(2)

Operating income	31.9	19.6				77.8	61.8
Other income (expense), net	(7.1)	2.3				(5.8)	4.4

Income before income taxes	24.8	21.9				72.0	66.2
Provision for (benefit from) income taxes	10.3	(58.6	)(3)			28.8	(46.8	)(3)

Net income	$14.5	$80.5				$43.2	$113.0

(1)	On a consistent foreign currency basis, compared to the year-ago periods, total revenue for the third quarter and first nine months of 2008 increased 13% and 8%, respectively.

(2)	On a consistent foreign currency basis, compared to the year-ago periods, total costs and expenses for the third quarter and first nine months of 2008 increased 11% and 8%, respectively.
(3)	Net income in the third quarter and first nine months of 2007 includes a tax benefit of $58.9 million due to the reversal of the valuation allowance.

Revenue increased primarily due to revenue from the CoCreate business, which we acquired on November 30, 2007, and the favorable impact of foreign currency rate movements, as well as organic growth in maintenance and consulting and training service revenue.

Costs and expenses increased primarily due to costs from the CoCreate business, the impact of foreign currency rate movements, restructuring charges from our cost reduction and globalization measures, and increased amortization of intangible assets and in-process research and development costs and expenses associated with our acquisitions.

Operating income improved due to a combination of the net impact of foreign currency rate changes of approximately $7.2 million and $14.6 million for the third quarter and first nine months of 2008, respectively, the margin accretion from the CoCreate business and our on-going efforts to improve our sales distribution model, globalize our workforce and improve our services business model, partially offset by the incremental costs and expenses described above.

Net income in the third quarter and first nine months of 2008 reflects the operating margin impacts described above, as well as a higher effective tax rate due primarily to our decision in the third quarter of 2007 to reverse a substantial portion of the valuation allowance recorded against net deferred tax assets in the U.S and a foreign jurisdiction. Net income in the third quarter and first nine months of 2007 includes a tax benefit of $58.9 million due to the reversal of the valuation allowance. Net income in the third quarter and first nine months of 2008 includes a non-cash loss of $6.2 million, recorded as a non-operating loss in other income (expense), related to the liquidation of certain legal entities.

Cash provided by operating activities was $181.1 million in the first nine months of 2008, which was $66.0 million higher than the first nine months of 2007.

We believe our recent releases of our two most significant products—Windchill 9.0, which was released in the fourth quarter of 2007, and Pro/ENGINEER Wildfire 4.0, which was released in January 2008—will create additional revenue opportunities as customers upgrade to these releases over the next two years. We also continue to migrate our customers on non-Windchill-based versions of Pro/INTRALINK to the new Windchill-based Pro/INTRALINK. The number of customers that have completed this migration has increased with the release of Windchill-based Pro/INTRALINK 9.0 and we expect this will continue throughout this year. We believe this will result in increased services revenue and generate future license and maintenance revenue as we expect our installed base will then expand their Windchill and Arbortext use.

Globalization

As part of our continuing efforts to increase profitability, we are relocating business functions to locations, including China, where we are seeking to enhance our business presence and where labor costs are lower. As part of this globalization initiative, as well as the integration of CoCreate, we incurred restructuring costs of $3.8 million and $15.4 million in the third quarter and first nine months of 2008, respectively, and we expect to incur additional restructuring costs of approximately $5 million during the remainder of 2008.

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

•

continue to improve services profitability by focusing on services utilization, limiting growth of lower margin services such as implementation consulting while growing higher-margin services such as training and process consulting services, and utilizing strategic service partners to provide lower margin services;

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

We discuss additional factors affecting our business, revenue and operating results under Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended September 30, 2007.

Results of Operations

Explanatory Note about Our Revenue Reporting

Since the beginning of the first quarter of 2008, we have been reporting revenue by line of business (license, maintenance and consulting and training service) and by geographic region. We previously also reported our revenue in two product categories, Enterprise Solutions and Desktop Solutions. We no longer use these product categories to report revenue. The discussion below gives effect to this change for both periods presented.

Impact of Foreign Currency Exchange on Results of Operations

Approximately two thirds of our revenue and half of our expenses are transacted in currencies outside of the U.S. Because we report our results of operations in U.S. dollars, currency translation affects our reported results.

Year over year, third quarter and year-to-date revenue benefited as a result of changes in currency rates by approximately $18.7 million and $43.5 million, respectively, while expenses were negatively impacted by approximately $11.5 million and $28.9 million, respectively. The net result was an increase in operating income of $7.2 million and $14.6 million in the third quarter and first nine months of 2008, respectively.

Impact of Reversal of Valuation Allowance

Net income for the third quarter and first nine months of 2007 was significantly higher year over year due to a non-cash tax benefit of $58.9 million recorded in the third quarter of 2007 primarily associated with our reversal of valuation allowances against certain deferred tax assets in the U.S. and a foreign jurisdiction.

Results of Operations

We discuss our results of operations for the third quarters and first nine months of 2008 and 2007 in detail below, beginning with a table showing certain consolidated financial data as a percentage of revenue, followed by a discussion of revenue and costs and expenses. Our results of operations include the results of operations of companies we acquired beginning on their respective acquisition dates.

	Three months ended		Nine months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Revenue:
License	29%	28%	28%	30%
Service	71	72	72	70

Total revenue	100	100	100	100

Costs and expenses:
Cost of license revenue	3	2	3	2
Cost of service revenue	28	30	29	30
Sales and marketing	29	33	29	32
Research and development	18	18	18	18
General and administrative	8	7	8	8
Amortization of acquired intangible assets	1	1	1	1
Restructuring charges	1	—	2	—
In-process research and development	—	—	—	—

Total costs and expenses	88	91	90	91

Operating income	12	9	10	9
Other income (expense), net	(3)	1	(1)	1

Income before income taxes	9	10	9	10
Provision for (benefit from) income taxes	4	(26)	3	(7)

Net income	5%	36%	6%	17%

Revenue

Total Revenue

Our revenue consists of software license revenue and service revenue, which includes software maintenance revenue (consisting of providing our customers software updates and technical support) as well as consulting and training revenue (including implementation services).

The following table shows our revenue by line of business for the periods indicated.

	Three months ended				Nine months ended
	June 28, 2008	June 30, 2007	Percent Change		June 28, 2008	June 30, 2007	Percent Change
	(Dollar amounts in millions)
License revenue	$77.6	$62.1	25%		$217.7	$200.0	9%
Service revenue:
Maintenance revenue	130.3	103.1	26%		365.3	302.4	21%
Consulting and training service revenue	63.8	59.7	7%		187.8	172.2	9%

Total service revenue	194.1	162.8	19%		553.1	474.6	17%

Total revenue	$271.7	$224.9	21	%(1)	$770.8	$674.6	14	%(1)

(1)	On a consistent foreign currency basis from the comparable year-ago period, in the third quarter and first nine months of 2008 total revenue increased 13% and 8%, respectively.

Revenue growth in the third quarter and first nine months of 2008 reflects both organic growth and revenue from recently acquired businesses, particularly CoCreate. As a stand-alone company, CoCreate generated revenue of approximately $78 million for the twelve months ended October 31, 2007. CoCreate revenue has been included in our results of operations since December 1, 2007. Accordingly, results for the first nine months of 2007 did not include CoCreate revenue while results for the first nine months of 2008 include seven months of CoCreate revenue.

License Revenue

License revenue in the third quarter of 2008 reflects increased year-over-year license sales in every region except the Pacific Rim, with particular strength in Europe and Japan. License revenue for the first nine months of 2008 reflects growth in Europe and Japan, partially offset by declines in North America and the Pacific Rim. Growth in license revenue in the third quarter and first nine months of 2008 reflects both sales of acquired products, particularly CoCreate products, and the impact of favorable currency movements and, in the third quarter of 2008 includes organic license revenue growth.

License revenue attributable to new license sales grew across most of our major products in the third quarter of 2008, while in the first nine months of 2008, Pro/ENGINEER new seat license revenue growth was offset by a decrease in revenue from Pro/ENGINEER upgrades and modules. We believe that our Pro/ENGINEER upgrades and modules license revenue in the first half of 2008 was negatively impacted by the end of the Pro/ENGINEER Wildfire 3.0 product cycle and the launch of Pro/ENGINEER Wildfire 4.0 in January 2008 as customers may have deferred purchases of those items until they have implemented Wildfire 4.0. License sales of our data management and collaboration products were up 44% and 16% in the third quarter and first nine months of 2008, compared to the third quarter and first nine months of 2007. This growth reflects a 112% and 43% increase in the number of new Windchill seats in the third quarter and first nine months of 2008, respectively, compared to the third quarter and first nine months of 2007. Total Windchill license revenue relative to the number of new seats varies quarter to quarter based on the type and volume of seats being sold. In the third quarter and first nine months of 2008, as compared to the first nine months of 2007, we sold proportionately more light user seats, which have a lower price than heavy user seats. We believe this reflects increased adoption of Windchill beyond the engineering organization as heavy user seats are used by engineers while light user seats are used outside the engineering function.

Maintenance Revenue

Maintenance revenue represented 48% and 46% of total revenue in the third quarter of 2008 and 2007, respectively, and 47% and 45% of total revenue in the first nine months of 2008 and 2007, respectively. Maintenance revenue growth in the third quarter and first nine months of 2008 reflects growth in the number of both Pro/ENGINEER and Windchill seats on maintenance year-over-year, as well as favorable currency movements and the addition of CoCreate maintenance customers. We believe the increase in Pro/ENGINEER and Windchill seats on maintenance is the result of license revenue growth in recent quarters and continued improvements in customer satisfaction.

Consulting and Training Service Revenue

The increase in consulting and training service revenue in the 2008 periods compared with 2007 was primarily the result of continued growth in training services and Windchill implementation consulting in Europe and Asia, partially offset by a decline in services revenue in North America. Europe’s growth continues to benefit from higher consulting revenue from a large customer and from favorable currency movements.

Consulting and training service revenue, which has a lower gross profit margin than license and maintenance revenues, accounted for 23% and 27% of total revenue in the third quarters of 2008 and 2007, respectively, and 24% and 26% in the first nine months of 2008 and 2007, respectively. We believe the decrease in consulting and training revenue as a percentage of overall revenue is due to the economic environment in the North America region and a decline in mechanical computer-aided design and engineering implementation consulting revenue due to our strategic use of channel and specialized partners to provide these services. This initiative has enabled us to improve our consulting utilization and our consulting and training services margins and we intend to continue to pursue this approach in future quarters.

Revenue by Geographic Region

	Three months ended				Nine months ended
	June 28, 2008	June 30, 2007	Percent Change		June 28, 2008	June 30, 2007	Percent Change
	(Dollar amounts in millions)
Revenue by region:
North America	$90.0	$86.9	4%		$262.7	$262.8	—%
Europe	$111.8	$86.2	30	%(1)	$319.6	$251.7	27	%(2)
Asia-Pacific	$69.9	$51.8	35	%(1)	$188.4	$160.1	18	%(2)

(1)	On a consistent foreign currency basis from the year-ago period, in the third quarter of 2008 revenue in Europe increased 14% and revenue in Asia-Pacific increased 24%.
(2)	On a consistent foreign currency basis from the year-ago period, in the first nine months of 2008 revenue in Europe increased 14% and revenue in Asia-Pacific increased 12%.

North America. We derived 33% and 39% of our total revenue from sales to customers in North America in the third quarters of 2008 and 2007, respectively, and 34% and 39% of our total revenue from sales to customers in North America in the first nine months of 2008 and 2007, respectively. The increase in revenue in North America in the third quarter of 2008 compared to the third quarter of 2007 was primarily due to an increase in license and maintenance revenue, partially offset by declines in consulting and training service revenue. Revenue in North America in the first nine months of 2008 compared to the first nine months of 2007 reflects declines in license and consulting and training service revenue offset by growth in maintenance revenue. Our reseller channel revenue grew in excess of 11% in North America in the first nine months of 2008 as we continue to increase our use of channel partners.

Europe. Revenue in Europe has been growing significantly for several quarters, including revenue from the reseller channel. Growth in European revenue included growth in both organic revenue across all lines of business and revenue from acquired products, particularly CoCreate products. Additionally, revenue was favorably impacted by foreign currency exchange rate movements. European revenue in the first nine months of 2008 included significant consulting service revenue from a single customer.

Asia-Pacific. Revenue in Asia-Pacific reflects 5% and 7% year-over-year growth in the Pacific Rim for the third quarter and first nine months of 2008, respectively, and 86% and 32% growth in Japan for the same periods. The increases in revenue in the Pacific Rim in the third quarter and first nine months of 2008 were attributable to growth in maintenance and consulting and training service revenue. Growth in Japan was attributable to growth in license revenue and higher maintenance revenue in the third quarter and first nine months of 2008, including both organic revenue and revenue from acquired products, particularly CoCreate products, and higher consulting revenue for both periods. Revenue in Japan is largely driven by large customer transactions which fluctuate from period to period. Revenue growth in Japan in the third quarter and first nine months of 2008 was primarily attributable to several large customer transactions.

Revenue from Individual Customers

We enter into customer contracts that may result in revenue being recognized over multiple reporting periods. Accordingly, revenue recognized in a current quarter may be attributable to contracts entered into during the current period or in prior periods. License and/or consulting and training service revenue of $1 million or more recognized from individual customers in the third quarter and first nine months of 2008 was $35.6 million (attributable to thirteen customers) and $105.3 million, respectively, and in the third quarter and first nine months of 2007 was $34.7 million (attributable to seventeen customers) and $98.5 million, respectively. While our customers may not continue to spend at these levels in future periods, we believe our continued strong performance in large accounts is the result of success in our strategic account program. We believe our ability to provide broader solutions to our customers and improvements in our competitive position, attributable to our system architecture and product development process knowledge, have resulted in customers continuing to spend more on PLM solutions as a percentage of overall IT spending.

Channel Revenue

Revenue from our reseller channel grew 48% and 37% in the third quarter and first nine months of 2008, to $70.4 million and $196.6 million, respectively, from $47.6 million and $143.8 million in the third quarter and first nine months of 2007, respectively. Growth came from all major geographic regions and was the result of both organic revenue growth and the addition of the CoCreate channel. Our reseller channel contributed 26% of our total revenue in both the third quarter and first nine months of 2008 compared to 21% of total revenue in both the third quarter and first nine months of 2007. We believe our reseller channel continues to help us improve our profitability and increase our reach to small and medium-sized businesses around the world. We expect our channel revenue to grow at a rate faster than that of the overall business. In this 10-Q, our second quarter and first six months 2008 revenue from our reseller channel was revised to $67.5 million and $126.2 million, respectively, from $61.6 million and $120.3 million for the second quarter and first six months of 2008, respectively, reported in our second quarter 2008 Form 10-Q. The increase of $5.9 million of channel revenue (primarily maintenance) was reclassified from the Direct category and did not change overall reported revenue.

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

While we intend to continue to invest in our strategic initiatives to support planned revenue growth and to fund revenue-generating initiatives, we remain focused on achieving our operating margin goals. Accordingly, we have taken and are taking steps to improve operating margins. We have increased margins on the delivery of consulting and training services through improving utilization rates, increased use of third parties to perform lower margin service engagements and focusing on higher margin service products. Additionally, we are relocating certain business functions to locations, including China, where we are seeking to enhance our business presence and where labor costs are lower. As part of these efforts, we have incurred the restructuring charges shown in the table below and described in “Restructuring Charges” below.

The following table shows our costs and expenses by expense category for the periods stated.

	Three months ended				Nine months ended
	June 28, 2008	June 30, 2007	Percent Change		June 28, 2008	June 30, 2007	Percent Change
	(Dollar amounts in millions)
Costs and expenses:
Cost of license revenue	$8.8	$4.1	114%		$20.1	$11.9	70%
Cost of service revenue	76.8	67.7	13%		221.9	204.9	8%
Sales and marketing	78.7	74.6	6%		223.1	215.7	3%
Research and development	47.4	39.8	19%		134.7	117.9	14%
General and administrative	20.3	16.8	20%		64.7	56.5	14%
Amortization of acquired intangible assets	4.0	1.8	129%		11.2	5.4	107%
Restructuring charges	3.8	—			15.4	—
In-process research and development	—	0.5			1.9	0.5	247%

Total costs and expenses	$239.8	$205.3	17	%(1)	$693.0	$612.8	13	%(1)

(1)	On a consistent foreign currency basis, compared to the year-ago periods, total costs and expenses for the third quarter and first nine months of 2008 increased 11% and 8%, respectively.

Our increases in costs and expenses in the third quarter and first nine months of 2008 compared to the prior year periods were primarily due to the following:

•	$3.8 million and $15.4 million of restructuring charges incurred in the third quarter and first nine months of 2008, respectively;

•	the CoCreate and LBS acquisitions completed in the first quarter of 2008 that added operating costs and increased headcount;

•

approximately $3.2 million of professional fees included in general and administrative expenses incurred primarily in connection with an Audit Committee investigation and restatement of prior period financial statements completed in the first quarter of 2008; and

•	amortization of intangible assets higher by $6.8 million and $14.3 million in the third quarter and first nine months of 2008, respectively.

Primarily as a result of increases in sales capacity, our acquisition of CoCreate, and investments in research and development, headcount increased to 4,892 at June 28, 2008 from 4,449 at September 30, 2007 and 4,676 at June 30, 2007.

Cost of License Revenue

Our cost of license revenue consists of fixed and variable costs associated with reproducing and distributing software and documentation as well as royalties paid to third parties for technology embedded in or licensed with our software products and amortization costs associated with acquired products. Cost of license revenue as a percentage of license revenue was 11% and 7% for the third quarters of 2008 and 2007, respectively, and 9% and 6% for the first nine months of 2008 and 2007, respectively. The increase in cost of license revenue in the third quarter and first nine months of 2008 compared to the third quarter and first nine months of 2007 was due primarily to amortization of acquired purchased software and capitalized software, which was higher by approximately $4.5 million and $8.5 million, respectively. Cost of license revenue as a percent of license revenue can vary depending on product mix sold and the effect of fixed and variable royalties and the level of amortization of acquired software intangible assets.

Cost of Service Revenue

Our cost of service revenue includes costs associated with training, customer support and consulting personnel, such as salaries and related costs; third-party subcontractor fees; costs associated with the release of maintenance updates (including related royalty costs); and facility costs. Cost of service revenue as a percentage of service revenue was 40% for both the third quarter and first nine months of 2008 compared to 42% and 43% for the third quarter and first nine months of 2007, respectively. Service margins can vary based on the product mix sold in the period. Improvements in service margins in the first nine months of 2008 are the result of our efforts to improve services profitability through increased billable utilization of consultants, shifting revenue to higher margin offerings, and use of strategic partners to provide lower margin services. Service-related headcount was 1,390 at June 28, 2008, 1,256 at September 30, 2007 and 1,317 at June 30, 2007. Total salaries, commissions, benefits and travel costs were $3.9 million and $10.4 million higher in the third quarter and first nine months of 2008, respectively, compared to the third quarter and first nine months of 2007. The cost of third-party consulting services was $3.0 million and $5.7 million higher in the third quarter and first nine months of 2008, respectively, compared to the third quarter and first nine months of 2007, due to the use of such services in support of increases in consulting and training service revenue.

Sales and Marketing

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. Sales and marketing expenses as a percentage of total revenue were 29% and 33% for the third quarters of 2008 and 2007, respectively, and 29% and 32% for the first nine months of 2008 and 2007, respectively. Sales and marketing headcount increased to 1,333 at June 28, 2008 from 1,166 at September 30, 2007 and 1,215 at June 30, 2007. As a result of increases in headcount primarily due to acquisitions and planned increases in our sales capacity, our salaries and benefit costs, sales commissions and travel expenses were higher by an aggregate of $5.1 million and $10.6 million in the third quarter and first nine months of 2008, respectively, compared to the third quarter and first nine months of 2007.

Research and Development

Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Major research and development activities include developing new releases of our software that work together in a more integrated fashion and that include functionality enhancements. Research and development expenses as a percentage of total revenue were 18% in the third quarters of both 2008 and 2007 and the first nine months of both 2008 and 2007. Research and development headcount increased to 1,660 at June 28, 2008 from 1,547 at September 30, 2007 and 1,656 at June 30, 2007. As a result of these increases in headcount, total salaries, benefits and travel costs were higher in the third quarter and first nine months of 2008 compared to the third quarter and first nine months of 2007 by an aggregate of $6.5 million and $14.9 million, respectively.

General and Administrative

Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources, legal and administrative functions, as well as bad debt expense. General and administrative expenses as a percentage of total revenue were 7% in both the third quarters of 2008 and 2007, and 8% in both the first nine months of 2008 and 2007. General and administrative headcount was 497 at June 28, 2008, 465 at September 30, 2007 and 469 at June 30, 2007. Total salaries, benefits and travel costs were higher in the third quarter and first nine months of 2008 compared to the third quarter and first nine months of 2007 by an aggregate of $4.3 million and $6.8 million, respectively. General and administrative expenses also include costs associated with outside professional services, including accounting and legal fees. The first quarter of 2008 included approximately $3.2 million of costs for outside professional services incurred primarily in connection with an Audit Committee investigation and restatement of prior period financial statements completed in that quarter. The second quarter of 2007 included higher costs for outside professional services incurred in connection with our corporate development initiatives, including $1.7 million related to potential acquisitions that did not close.

Amortization of Acquired Intangible Assets

The increase in expense in the third quarter and first nine months of 2008 compared to the third quarter and first nine months of 2007 was due primarily to amortization of intangible assets resulting from the CoCreate and LBS acquisitions completed in the first quarter of 2008 and the NC Graphics acquisition completed in the third quarter of 2007.

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

Our acquisition of LBS in the first quarter of 2008 resulted in an increase in acquired intangible assets of $10.7 million. Acquired intangible assets consisted of $3.5 million of customer relationship intangibles, $7.0 million of purchased software, and $0.2 million of other intangibles, which are being amortized over estimated useful lives of 8 years, 8 years and 5 years, respectively. The purchase price allocation for the LBS acquisition is preliminary pending the final valuation of acquired assets and liabilities.

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

Restructuring Charges

As part of our continuing efforts to increase profitability, we are relocating certain business functions to locations, including China, where we are seeking to enhance our business presence and where labor costs are lower. Primarily as a result of this initiative, we incurred restructuring charges in 2008 described below and we expect to incur additional restructuring costs of $5 million during the remainder of 2008.

In the third quarter of 2008, we recorded a restructuring charge of $3.8 million. The restructuring charge included a $3.2 million charge for severance and related costs associated with 53 employees notified of termination during the quarter and a $0.2 million charge related to excess facilities. In addition, we recorded $0.4 million for costs incurred in connection with our integration of CoCreate.

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

Other Income (Expense), net

Other income (expense), net includes interest income, interest expense, costs of hedging contracts, certain realized and unrealized foreign currency transaction gains or losses, charges incurred in connection with obtaining corporate and customer contract financing, and exchange gains or losses resulting from the required period-end currency remeasurement of the financial statements of our subsidiaries that use the U.S. dollar as their functional currency. A large portion of our revenue and expenses is transacted in foreign currencies. To reduce our exposure to fluctuations in foreign exchange rates, we engage in hedging transactions involving the use of foreign currency forward contracts, primarily in the Euro, the British Pound and the Japanese Yen. Other income (expense), net was $(7.1) million and $2.3 million for the third quarters of 2008 and 2007, respectively, and $(5.9) million and $4.4 million for the first nine months of 2008 and 2007, respectively. The decrease in other income (expense), net in the third quarter and first nine months of 2008 is due primarily to a $6.2 million non-cash loss described below and higher interest expense on borrowings outstanding under our revolving credit facility, partially offset by interest income. The first nine months of 2008 includes a one-time benefit of $1.3 million related to a legal settlement. In the third quarter of 2008 and 2007, interest expense was $2.3 million and $0.1 million, respectively, and interest income was $2.3 million and $2.8 million, respectively. In the first nine months of 2008 and 2007, interest expense was $6.2 million and $0.4 million, respectively, and interest income was $7.4 million and $6.8 million, respectively. We expect higher interest expense relative to 2007 for the remainder of 2008 related to outstanding amounts borrowed under our credit facility.

In the third quarter of 2008, we liquidated eight wholly-owned subsidiaries resulting in a $6.2 million non-cash loss. The non-cash loss resulted from the reclassification of the net cumulative translation adjustment from accumulated other comprehensive loss into earnings for these liquidated subsidiaries. The loss related to these subsidiaries was recognized as a non-operating other expense in the accompanying consolidated statement of operations. The consolidated statement of comprehensive income for the three and nine months ended June 28, 2008 reflects an offsetting gain of $6.2 million resulting from the reclassification.

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

Our effective tax rate in the third quarter and first nine months of 2008 compared to the third quarter and first nine months of 2007 was impacted by our decision in the third quarter of 2007 to reverse a substantial portion of the valuation allowance recorded against our net deferred tax assets in the U.S and a foreign jurisdiction. In the third quarter of 2008, our effective tax rate was 42% on pre-tax income of $24.8 million, compared to a benefit of 268% in the third quarter of 2007 on pre-tax income of $21.8 million. In the first nine months of 2008, our effective tax rate was 40% on pre-tax income of $72.0 million, compared to a benefit of 71% in the first nine months of 2007 on pre-tax income of $66.2 million. In the third quarter and first nine months of 2008, our effective tax rate was higher than the statutory federal income tax rate due primarily to the impact of losses in a foreign jurisdiction for which we did not record a tax benefit due to the uncertainty of whether we will be able to realize the benefit of such losses as well as unbenefitted losses from the liquidation of several subsidiaries in the third quarter of 2008.

It is reasonably possible that an increase in the range of $7 million to $15 million of unrecognized tax benefits may occur within the next 12 months as a result of finalizing the allocation of the purchase price of CoCreate in the fourth quarter and claims for tax incentives. An increase in unrecognized tax benefits, if any, for these items is not expected to materially impact our effective tax rate.

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

Liquidity and Capital Resources

	June 28, 2008	June 30, 2007
	(in thousands)
Cash and cash equivalents	$242,020	$259,956

Amounts below are for the nine months ended:
Cash provided by operating activities	$181,106	$115,072
Cash used by investing activities	(282,084)	(45,657)
Cash provided by financing activities	68,389	5,493
Cash provided by operating activities included the following:
Cash disbursements for restructuring charges	(20,951)	(5,522)
Cash used by investing activities included the following:
Cash paid to acquire businesses, net of cash acquired	(261,592)	(24,546)
Cash provided by financing activities included the following:
Net borrowings under revolving credit facility	98,999	—
Repurchases of common stock	(27,297)	(1,809)

Cash and cash equivalents

We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. Cash and cash equivalents include highly liquid investments with original maturities of three months or less. At June 28, 2008, cash and cash equivalents totaled $242.0 million, down from $263.3 million at September 30, 2007. The decrease in cash and cash equivalents in the first nine months of 2008 was due primarily to the use of: approximately $261.6 million paid for acquisitions, primarily CoCreate; $27.3 million to repurchase our common stock; $20.5 million for additions to property and equipment, partially offset by $99.0 million of net borrowings under our revolving credit facility; $181.1 million of cash provided by operations; and an $11.3 million favorable effect of exchange rate changes on cash and cash equivalents.

Cash provided by operating activities

Cash provided by operating activities was $181.1 million in the first nine months of 2008 compared to cash provided by operating activities of $115.1 million in the first nine months of 2007. This change was due primarily to improved operating income and higher receivables collections in the first nine months of 2008 compared to the first nine months of 2007. Days sales outstanding decreased to 60 days as of the end of the third quarter of 2008 compared to 69 days as of the end of the third quarter of 2007.

Cash used by investing activities

Cash used by investing activities was $282.1 million in the first nine months of 2008 compared to $45.7 million in the first nine months of 2007. The increase in cash used by investing activities in the first nine months of 2008 was primarily due to disbursements for acquisitions of $261.6 million in the first nine months of 2008 compared to $24.5 million in the first nine months of 2007. During the first quarter of 2008, we paid approximately $247.4 million, $13.1 million and $1.1 million for the CoCreate, LBS and DHI acquisitions, respectively, net of cash acquired. During the first nine months of 2007, we paid approximately $7.2 million and $16.7 million for the NC Graphics and ITEDO acquisitions, respectively. In addition, cash used for additions to property and equipment was $20.5 million in the first nine months of 2008 compared to $17.1 million in the first nine months of 2007. Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements.

Cash provided by financing activities

Cash provided by financing activities was $68.4 million and $5.5 million in the first nine months of 2008 and 2007, respectively. The increase in 2008 compared to 2007 is primarily due to $99 million of net borrowings under our revolving credit facility. That increase was partially offset by: $27.3 million used to repurchase common stock in the first nine months of 2008, compared to $1.8 million in the first nine months of 2007; lower proceeds from the issuance of common stock under employee stock plans, which were $7.7 million in the first nine months of 2008 compared to $13.9 million in the first nine months of 2007; and $10.7 million of cash used to pay employee withholding taxes related to restricted stock and restricted stock units that vested during the first nine months of 2008, compared to $6.5 million in the first nine months of 2007.

Credit Facility

Subject to the terms of the credit facility agreement, we may borrow funds up to $230 million, repay the same in whole or in part and re-borrow at any time through February 20, 2011 when all amounts outstanding will be due and payable in full. On November 28, 2007, in connection with our acquisition of CoCreate, we borrowed $220 million under our credit facility in two tranches: $36 million that accrued interest at the Eurodollar-based borrowing rate, and an alternate currency loan of 124.6 million Euros, equivalent to $184 million at the borrowing date, that accrued interest at approximately 5.6% per year. We repaid the $36 million loan in full in the first six months of 2008 and we repaid 54.3 million Euros of the alternate currency loan in the first nine months of 2008. The remaining balance was due on July 28, 2008. Upon the due date, and subsequent due dates, we may either repay the amount outstanding or roll over the amount outstanding with new short term loans at the then current interest rates under the credit facility. As of June 28, 2008, the amount outstanding under the revolving credit facility was 70.3 million Euros, which was equivalent to $109.6 million on that date. On July 28, 2008, we rolled over the loan to a new loan that matures on September 29, 2008 and accrues interest at 5.3575%.

For a description of the terms and conditions of the credit facility, including limitations on our ability to undertake certain actions, see “Note 10. Commitments and Contingencies” in the Notes to Consolidated Financial Statements of this Form 10-Q.

Share Repurchases

On May 14, 2008, our Board of Directors authorized us to use up to $50 million of cash from operations to repurchase shares of our common stock in the form of open market purchases. This authorization revoked all previous share repurchase authorizations and will expire on May 14, 2009 unless earlier revoked. During the three months ended June 28, 2008, we repurchased 0.3 million shares at a cost of $5.3 million which were all completed under the $50 million authorization. In the first nine months of 2008, we repurchased 1.7 million shares for $27.3 million.

Expectations for the Remainder of Fiscal 2008

We believe that existing cash and cash equivalents together with cash we expect to generate from operations will be sufficient to meet our working capital and capital expenditure requirements through at least the next twelve months.

During the remainder of 2008, we expect to make additional repayments under our revolving credit facility and to make cash disbursements estimated at $3 million for restructuring charges incurred in the first nine months of 2008 and prior periods. Total capital expenditures for 2008 are currently anticipated to be approximately $25 million.

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

We did not make any changes to these policies or to these estimates during the quarter ended June 28, 2008. As described in “Note 9. Income Taxes” in the Notes to Consolidated Financial Statements, in the quarter ended December 29, 2007 we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”).

Recent Accounting Pronouncements

Business Combinations

In December 2007, the FASB issued Statement No. 141(R), Business Combinations (SFAS 141(R)) and Statement No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). These statements will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. SFAS 141(R) requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize preacquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; and (vii) capitalize acquisition-related restructuring costs only if the criteria in SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, are met as of the acquisition date. In addition, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of acquisition.

SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will be subject to SFAS 141(R) beginning in fiscal 2010, which begins on October 1, 2009. Early adoption of these statements is prohibited. We believe the adoption of these statements will have a material effect on the financial accounting for any significant acquisitions completed after October 1, 2009.

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

As of June 28, 2008, the amount outstanding under our revolving credit facility was 70.3 million Euros, which was equivalent to $109.6 million on that date. This Euro-denominated loan is subject to foreign currency rate risk. Additionally, the entire amount is subject to interest rate risk as interest rates will be adjusted at the respective due date (currently September 29, 2008) to the extent such amounts are not repaid. The impact would be partially mitigated by the floating rate interest earned on excess cash. Interest on this loan accrued at an annual rate of approximately 5.6% through July 28, 2008 at which time the rate was adjusted to 5.3575% based on then current interest rates. If there was a hypothetical 10% change in interest rates, the annual net impact to earnings and cash flows would be approximately $0.6 million. The potential change in cash flows and earnings has been calculated based on the change in the net interest expense over a one-year period due to an immediate 10% change in the interest rate based upon borrowings outstanding at June 28, 2008.

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

We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 28, 2008 because of the material weakness in our accounting for income taxes disclosed in our 2007 Annual Report on Form 10-K and described below.

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

A material weakness in our internal control over financial reporting existed on June 28, 2008 in that we did not maintain effective controls over the accounting for income taxes, including the determination and reporting of accrued income taxes, deferred taxes and the related income tax provision. Specifically, we did not have adequate personnel to enable us to properly consider and apply generally accepted accounting principles for taxes, review and monitor the accuracy and completeness of the components of the income tax provision calculations and the related deferred taxes and accrued income taxes, ensure that the rationale for certain tax positions was appropriate, and ensure that effective oversight of the work performed by our outside tax advisors was exercised. Until remediated, this material weakness could result in a misstatement in the tax-related accounts described above that would result in a material misstatement to our interim or annual consolidated financial statements and disclosures that would not be prevented or detected.

Remediation Initiatives

Our management is in the process of actively addressing and remediating the material weakness in internal control over financial reporting described above. During 2008, we committed to undertake the following actions to remediate the material weakness identified:

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

Although we have begun remediation efforts, including hiring personnel, we have not yet adequately remediated the material weakness described above and cannot predict when we will have remediated this material weakness.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 28, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below shows the shares of our common stock we repurchased in the third quarter of 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 30 – April 26, 2008	—	—	—	1,588,143	(2)
April 27 – May 24, 2008	100,000	$18.17	100,000	$48,183,172	(3)
May 25 – June 28, 2008	185,600	$18.70	185,600	$44,711,850	(3)

Total	285,600	$18.52	285,600	$44,711,850	(3)

(1)	Periods are our fiscal months within the fiscal quarter.
(2)	Through May 14, 2008, we were authorized to use up to $40 million of cash from operations to repurchase our shares. Through April 26, 2008, we had repurchased approximately 1.9 million shares for $32 million under this authorization, with 1.6 million shares available to be repurchased. This authority expired upon adoption of our new repurchase authorization described below.
(3)	As we announced on May 20, 2008, on May 14, 2008, our Board of Directors authorized us to use up to $50 million of cash from operations to repurchase shares of our common stock in the form of open market purchases. This authorization revoked all previous share repurchase authorizations and will expire on May 14, 2009 unless earlier revoked. During the three months ended June 28, 2008, we repurchased 0.3 million shares at a cost of $5.3 million of the $50 million authorized.

ITEM 6.	EXHIBITS

3.1(a)	Restated Articles of Organization of Parametric Technology Corporation adopted February 4, 1993 (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1996 (File No. 0-18059) and incorporated herein by reference).

3.1(b)	Articles of Amendment to Restated Articles of Organization adopted February 9, 1996 (filed as Exhibit 4.1(b) to our Registration Statement on Form S-8 (Registration No. 333-01297) and incorporated herein by reference).

3.1(c)	Articles of Amendment to Restated Articles of Organization adopted February 13, 1997 (filed as Exhibit 4.1(b) to our Registration Statement on Form S-8 (Registration No. 333-22169) and incorporated herein by reference).

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

(File No. 0-18059) and incorporated herein by reference).

3.2	By-Laws, as amended and restated, of Parametric Technology Corporation (filed as Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 0-18059) and incorporated herein by reference).

4.1	Rights Agreement effective as of January 5, 2001 between Parametric Technology Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 0-18059) and incorporated herein by reference).

10.1	Consulting Agreement dated July 31, 2008 by and between PTC and Michael E. Porter.

10.2	Amended and Restated Executive Agreement dated as of June 26, 2008 by and between C. Richard Harrison and PTC (filed as Exhibit 10.1 to PTC’s Current Report on Form 8-K dated June 26, 2008 (File No. 0-18059) and incorporated herein by reference.

10.3	Form of Amended and Restated Executive Agreement entered into by and between PTC and each of Mr. Moses, Mr. Cohen, Mr. Cunningham, Mr. Heppelmann, Mr. DiBona and Mr. von Staats (filed as Exhibit 10.2 to PTC’s Current Report on Form 8-K dated June 26, 2008 (File No. 0-18059) and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32*	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

*	Indicates that the exhibit is being furnished with this report and is not filed as a part of it.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PARAMETRIC TECHNOLOGY CORPORATION

By:	/s/ CORNELIUS F. MOSES, III
Cornelius F. Moses, III Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 7, 2008