Form 10-K
period 2008-09-30
PARAMETRIC TECHNOLOGY CORP
filed 2008-11-26
CIK 857005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: September 30, 2008

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

Securities registered pursuant

to Section 12(g) of the Act:

Series A Junior Participating Preferred

Stock Purchase Rights

(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☑    NO  ☐

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES  ☐    NO  ☑

The aggregate market value of our voting stock held by non-affiliates was approximately $1,779,577,232 on March 29, 2008 based on the last reported sale price of our common stock on the Nasdaq Global Select Market on that day. There were 115,055,589 shares of our common stock outstanding on that day and 116,198,263 shares of our common stock outstanding on November 21, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement in connection with the 2009 Annual Meeting of Stockholders (2009 Proxy Statement) are incorporated by reference into Part III.

PARAMETRIC TECHNOLOGY CORPORATION

ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR 2008

Forward-Looking Statements

Statements in this Annual Report about our anticipated financial results and growth, as well as about the development of our products and markets, are forward-looking statements that are based on our current plans and assumptions. Important information about factors that may cause our actual results to differ materially from these statements is discussed in Item 1A. “Risk Factors,” and generally throughout this report.

Unless otherwise indicated, all references to a year reflect our fiscal year that ends on September 30.

PART I

ITEM 1.	Business

Overview

Parametric Technology Corporation (PTC) develops, markets and supports product lifecycle management (PLM) software solutions and related services that help companies improve their product development processes. Our software solutions help customers decrease time to market, improve product quality, increase innovation and reduce product development cost.

The PLM market encompasses the mechanical computer-aided design, manufacturing and engineering (CAD, CAM and CAE) market and the collaboration and product data management (PDM) solutions market, as well as many previously isolated markets that address various phases of a product’s lifecycle. These include:

•	component and supplier management,

•	visualization and digital mockup,

•	enterprise application integration,

•	program and project management, and

•	after-market service and portfolio management, requirements management, customer needs management, manufacturing planning, and technical and marketing publications.

Our software solutions include:

•	a suite of mechanical computer-aided design, engineering calculation, and XML-based document authoring tools (MCAD solutions); and

•	a range of Internet-based collaboration, content and process management, and publishing technologies (data management and collaboration solutions).

These software solutions enable companies to:

•	create digital product content as represented by product designs and component-based documents (collectively, “digital products”);

•	collaborate globally on the development of content with cross-functional teams consisting of members within an organization and from the extended enterprise;

•	control content and automate processes over the course of a product’s lifecycle;

•	configure content to match products and services; and

•	communicate relevant product information across the extended enterprise and to customers through multiple channels using dynamic publications.

Our PLM solutions suite addresses significant challenges that companies, and in particular manufacturing companies, face in their product and documentation development processes. These include:

•	more frequent change,

•	heterogeneity of systems,

•	cost-efficient product development,

•	IT consolidation initiatives,

•	regulatory compliance,

•	increased communication inside and outside the manufacturing enterprise to support growing globalization and outsourcing of development activities,

•	increasingly transparent supply chains, and

•	growing services and maintenance strategies.

Our PLM software solutions suite provides our customers with a product development system that permits individuals—regardless of their roles in the commercialization of a product, the computer-based tools they use, or their location geographically or in the supply chain—to participate in the product development process. We have devoted significant resources to developing our data management and collaboration solutions and integrating them with our MCAD software solutions. We continue to integrate our products more tightly and make them easier to deploy. We believe this will create significant added value for our customers.

An extension of our PLM solutions, our product information delivery solutions, enable our customers to address significant inefficiencies in cross-functional or complex documentation development processes. Today, most companies use traditional publishing tools that involve a significant amount of manual work to maintain accurate documentation. This causes considerable additional work where multiple authors contribute to the development of content, content changes frequently, multiple organizations within a company have specialized requirements but use similar content, or regulatory compliance requires standardization across all information outputs. Our product information delivery solutions allow customers to create compound documents from reusable content components, leverage CAD in the creation of technical illustrations, manage the content and processes to enable teams to work together, and configure and publish the information for a variety of uses and audiences in multiple formats.

Our solutions are complemented by our experienced services and technical support organizations, as well as resellers and other strategic partners. Our services and technical support organizations provide training, consulting, implementation and support services to customers worldwide. Our resellers supplement our direct sales force to provide greater geographic and small- and medium-size account coverage, primarily for our MCAD solutions. Our strategic partners provide complementary product and/or service offerings.

Acquisitions

We are continuing to expand our business through acquisitions and we acquired three businesses in 2008, all of which were acquired in the first quarter.

CoCreate Software GmbH. We purchased CoCreate Software GmbH for approximately $247.5 million (net of cash acquired and including $4.8 million of acquisition-related transaction costs). We financed this acquisition with $220 million borrowed under our revolving credit facility and $27.5 million of cash. CoCreate was a privately-held company based in Sindelfingen, Germany, with approximately 280 employees. CoCreate provided CAD and PLM tools, predominantly to customers in the high-tech and electronics and heavy machinery industries. CoCreate had revenue of approximately $78 million for the twelve months ended October 31, 2007 and operating margins that historically exceeded our own operating margins. CoCreate has contributed to revenue growth and operating margin improvement in 2008. Further, because CoCreate’s revenues were concentrated in Europe and Japan, we have benefited from increased presence in those markets and we expect to continue to leverage our sales force and reseller channel to increase sales of CoCreate products in North America and Asia.

Logistics Business Systems Ltd. (LBS). We acquired LBS for approximately $13.1 million in cash (net of cash acquired and including $0.2 million of acquisition-related costs). A privately held company based in the United Kingdom, LBS provided integrated logistics support solutions for the aerospace and defense and civil aviation industries. LBS had approximately $5 million in annual revenue and approximately 45 employees. This acquisition strengthens our publishing solutions because LBS solutions help customers deliver product support information that is compliant with specified industry standards, such as S1000D and S2000M. The combination of PTC and LBS facilitates the reuse of both product design and configuration data such as CAD files, bills of material, change management information and logistics information.

Digital Human, Inc (DHI). We acquired DHI for $1.0 million in cash. DHI was a development stage company based in Canada developing ergonomic simulation technology.

The acquisitions of LBS and DHI did not contribute significantly to revenue or earnings in 2008.

Our Principal Products and Services

As we describe above, we develop and sell PLM software solutions and related services that enable companies to optimize their product development processes.

PRODUCTS

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

We describe our portfolio of PLM Solutions in more detail below.

MCAD Solutions

Our MCAD solutions include our integrated CAD/CAM/CAE software as well as document authoring tools. Our principal MCAD solutions are described below.

Pro/ENGINEER® is a family of three-dimensional product design solutions based on a parametric, feature-based solid modeler that enables changes made during the design process to be associatively updated throughout the design. Designers can use Pro/ENGINEER for detailed design (CAD), manufacturing/production (CAM), and simulation/analysis (CAE), as well as for exchanging CAD data with a multitude of sources and in varied standard formats, allowing them to create more innovative, differentiated and functional products quickly and easily. Pro/ENGINEER can improve product quality and reduce time to market by enabling end users to evaluate multiple design alternatives and to share data with bi-directional associativity.

CoCreate® is a family of explicit CAD, PDM and collaboration software that enables customers pursuing a lightweight and flexible design strategy to meet short design cycles and to create one-off product designs quickly. CoCreate’s explicit modeling approach enables product development teams quickly to create and modify 3D product designs. This fast and lightweight design approach gives designers flexibility to make changes to a product design late in the development process and the ability to work with multi-source CAD data. CoCreate enables users to reduce design cycle time, improve workgroup collaboration through an integrated data management system and decrease product development costs.

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

Arbortext® products Arbortext Editor™ and Arbortext IsoDraw® are designed to help customers improve documentation accuracy, speed time to market, and lower publishing costs.

•

Arbortext Editor is a component-based authoring tool used to create dynamic content for multiple output types. Arbortext Editor looks and works like familiar word processing software but is able to create reusable content components, which can be aggregated into dynamic, customized publications. With Arbortext Editor, documents can be created by multiple contributors and the document components are reusable. Consequently, when changes to content are made, those changes will be reflected wherever that content is used.

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

Data Management and Collaboration Solutions

Our suite of Windchill, Arbortext and ProductView solutions is designed to help companies manage the process of developing products and documentation across an extended enterprise. These data management and collaboration solutions help customers leverage product development content not only for the engineering processes, but also for use in other processes, such as manufacturing, procurement, technical publications and after market services. With our data management and collaboration solutions, our customers can improve time to market, increase the number of new products they introduce, improve product quality, reduce product cost, reduce development cost, and improve content reuse.

We describe our principal Data Management and Collaboration Solutions below.

Windchill® is a family of sophisticated, Internet-based content and process management solutions for managing complex data and relationships, processes and publications, including:

•

Windchill PDMLink®, a product content management solution that is used to control information by facilitating data accessibility and automating and managing the product development process throughout the life of a product. Windchill PDMLink is fluent with workgroup level CAD content management as well as complete enterprise-wide product content management and enables document management, change management and configuration management. Optional modules of Windchill

PDMLink include Windchill MPMLink™, which enables companies to concurrently develop manufacturing process plans as they develop products, Windchill PartsLink® Classification and Reuse, which enables companies to organize internal design libraries to enable part reuse, and Windchill Supplier Management, which enables companies to develop approved manufacturer and vendor lists.

•

Windchill ProjectLink™, a collaborative project management solution that enables companies (including their employees, partners, suppliers and customers) to work together on projects through Internet-based compartmentalized workspaces. Windchill ProjectLink also has capabilities for project plan development, milestone and deliverable tracking, activity assignment and management, and on-line discussion forums.

•

Pro/INTRALINK®, a Windchill-based Pro/ENGINEER workgroup data management solution that provides centralized vaulting and revision control of Pro/ENGINEER models, relationships, and capabilities for improved information security and accuracy. A subset of the capabilities found in Windchill PDMLink, Pro/INTRALINK is used for Pro/ENGINEER-only data management within the engineering department.

Arbortext solutions enable our customers to manage complex information assets and to streamline their product information delivery processes. Optimized for managing XML documents authored using Arbortext, these solutions support collaboration of geographically dispersed teams, and manage critical processes such as configuration management and release of publications. The solutions consist of a Windchill-based content and configuration management system that assembles Arbortext-authored XML and SGML content components and automatically publishes audience-specific content in both print and electronic forms, with high-quality layout and formatting.

ProductView™ solutions enable enterprise-wide visualization, verification, annotation and automated comparison of a wide variety of product development data formats, including MCAD (2D and 3D), ECAD, and documents. This solution provides internal and external participants in the process with lightweight access to product designs and related data without requiring the original authoring tool.

SERVICES

Maintenance Services

We offer maintenance support plans for our software products. Participating customers receive periodic software updates. Active maintenance plan customers also have direct access to our global technical support team of certified engineers for issue resolution. We also provide self-service support tools that allow our customers access to an extensive amount of technical support information.

Consulting and Training Services

We offer consulting, implementation and training services through our services organization, as well as through third-party resellers and other strategic partners. These services enable our customers to adopt and use our solutions more effectively.

Geographic and Segment Information

Financial information about our international and domestic operations, including by segment and principal products, may be found in Note N of “Notes to Consolidated Financial Statements,” which information is incorporated herein by reference.

Research and Development

We continue to invest in research and development to improve the quality and functionality of our products.

Our research and development expenses were $182.0 million in 2008, $162.4 million in 2007 and $147.0 million in 2006. Additional information about our research and development expenditures may be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Costs and Expenses—Research and Development.”

Sales and Marketing

We derive most of our revenue from products and services sold directly by our sales force to our end-user customers. We also offer products through third-party resellers. Our direct sales force focuses on large accounts, while our reseller channel provides a cost-effective means of covering the small- and medium-size business market.

Within our direct sales force, we have both strategic accounts and general business accounts units. The strategic accounts unit is further divided into vertical groups, such as aerospace and defense, automotive, consumer products, electronics and high technology, industrial products and life sciences. This vertical orientation is mirrored in our services delivery organization and, increasingly, in the products we deliver to strategic accounts. The general business account unit is organized geographically. In addition, we continue to broaden our indirect distribution channel through alliances with third-party resellers and other strategic partners who provide products and/or services that complement our offerings. Our resellers distribute our products and provide related services throughout North America, Europe and parts of Asia-Pacific; and our other strategic partners complement our product development system with ancillary offerings.

Competition

We compete primarily in the PLM market, including the CAD/CAM/CAE market. We compete with a number of companies that offer solutions that address specific functional areas covered by our solutions, including: Dassault Systemes SA and Siemens AG (as a result of its acquisition of UGS Corp in 2007) for traditional MCAD solutions, PDM solutions, manufacturing planning solutions and visualization and digital mock-up solutions; and Oracle Corporation (as a result of its acquisition of Agile Software Corporation in 2007) for PDM solutions. In addition, we compete with SAP AG, which has entered the PLM market and offers a solution that controls product data within the larger framework of its Enterprise Resource Planning solution. We believe our PLM solutions are more specifically targeted toward the product development processes within manufacturing companies and offer broader and deeper functionality in those processes than are ERP-based solutions.

We also compete in the CAD/CAM/CAE market with design products such as Autodesk, Inc.’s Inventor, Siemens AG’s Solid Edge and Dassault Systemes’ SolidWorks for sales to smaller manufacturing customers.

Proprietary Rights

Our software products and related technical know-how, along with our trademarks, including our company names, product names and logos, are proprietary. We protect our intellectual property rights in these items by relying on copyrights, trademarks, patents and common law safeguards, including trade secret protection. We also use license management and other anti-piracy technology measures, as well as contractual restrictions to curtail the unauthorized use and distribution of our products.

Our proprietary rights are subject to risks and uncertainties described under Item 1A. “Risk Factors” below. You should read that discussion, which is incorporated into this section by reference.

PTC, the PTC Logo, Parametric Technology Corporation, The Product Development Company, Create Collaborate Control Configure Communicate, Pro/ENGINEER, Wildfire, Pro/INTRALINK, Optegra, CADDS,

Windchill, Windchill PDMLink, Windchill ProjectLink, Windchill PartsLink, Windchill MPMLink, Pro/INTRALINK, ProductView, Mathcad, Arbortext, Arbortext IsoDraw, Arbortext IsoView, CoCreate, FlexPLM, Mathcad and all product names in the PTC product family are trademarks or registered trademarks of PTC or our subsidiaries in the United States and/or other countries.

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

Employees

As of September 30, 2008, we had 5,087 employees, including 1,369 in sales and marketing; 1,454 in customer support, training and consulting; 511 in general and administration; and 1,753 in product development. Of these employees, 1,868 were located in the United States and 3,219 were located outside the United States.

Website Access to Reports and Code of Business Conduct and Ethics

We make available free of charge on our website at www.ptc.com the following reports as soon as reasonably practicable after electronically filing them with, or furnishing them to, the SEC: our Annual Reports on Form 10-K; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934. Our Proxy Statements for our Annual Meetings and Section 16 trading reports on SEC Forms 3, 4 and 5 also are available on our website. The reference to our website is not intended to incorporate information on our website into this document by reference.

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

The following are important factors we have identified that could affect our future results. You should consider them carefully when evaluating forward-looking statements made by us, including those contained in this Annual Report, because these factors could cause actual results to differ materially from those projected in forward-looking statements. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.

I. Operational Considerations

Our operating results fluctuate from quarter to quarter, which makes it difficult to predict our revenue and operating results and could adversely affect our stock price.

Our quarterly operating results have historically fluctuated and are likely to continue to fluctuate depending on a number of factors including the following:

•

a high percentage of our revenue has historically been generated in the third month of each fiscal quarter and any failure to receive, complete or process orders at the end of any quarter could cause us to fall short of our revenue targets;

•	a growing percentage of our revenue comes from our collaboration solutions, which tend to be sold in larger deals with longer lead times that are less predictable;

•	our operating expenses are based on expected revenues and any failure to achieve our revenue targets could cause us to fall short of our earnings targets as well;

•	our mix of license and service revenues can vary from quarter to quarter, creating variability in our operating margins;

•

because a significant portion of our revenue is in foreign currency and a significant portion of our expense structure is located internationally, shifts in foreign currency exchange rates could adversely affect our reported revenue and/or expenses; and

•

we may incur significant expenses in a quarter in connection with corporate development initiatives, restructuring efforts or our investigation, defense or settlement of legal actions that would increase our operating expenses for the quarter in which those expenses are incurred.

Accordingly, our quarterly results are difficult to predict prior to the end of the quarter and we may be unable to confirm or adjust expectations with respect to our operating results for a particular quarter until that quarter has closed. Any failure to meet our quarterly revenue or earnings targets could adversely impact the market price of our stock.

Weakness in the United States and international economies may harm our business.

As our business has expanded globally and the proportion of our revenues we generate in Europe and the Asia-Pacific region has increased, we have become increasingly subject to the risks arising from adverse changes in global economic conditions, especially those in Europe and the Asia-Pacific region. Economic growth in the United States slowed in 2008 and macroeconomic conditions have deteriorated worldwide in the second half of calendar 2008. If economic growth continues to slow, customers may delay, reduce or forego technology purchases. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. Further, deteriorating economic conditions could adversely affect our customers and their ability to pay amounts owed to us. Any of these events would likely harm our business, results of operations and financial condition.

Our forecasts of our revenues and earnings outlook may be inaccurate.

Our revenues, particularly new software license revenues, are difficult to forecast. We use a pipeline system to forecast revenues and trends in our business. We monitor the status of potential business and estimate when a customer will make a purchase decision, the dollar amount of the sale and the products or services to be sold. These estimates are aggregated periodically to generate the pipeline. Our pipeline estimates may prove to be unreliable either in a particular quarter or over a longer period of time, in part because the conversion rate of the pipeline into contracts can be difficult to estimate and requires management judgment. A variation in the conversion rate could cause us to plan or budget incorrectly and materially adversely impact our business or our planned results of operations. In particular, a slowdown in customer spending or weak economic conditions generally can reduce the conversion rate in a particular quarter as purchasing decisions are delayed, reduced in amount or cancelled.

We depend on sales within the manufacturing market, which could decrease if manufacturing activity slows.

A large amount of our revenues are related to sales to customers in the manufacturing sector. A decline in general economic or business conditions or a decline in spending in this sector could cause customers to reduce or defer spending on information technology, which would cause our revenue and earnings to decrease or to grow more slowly. The Institute for Supply Management’s manufacturing index, a key measure of U.S. manufacturing activity, fell to a seven year low in September 2008 and fell further to a 26-year low in October 2008, indicating a contraction in manufacturing activity. Accordingly, this could be our first indication that customers may begin to reduce or defer spending on our products and services, which would decrease our revenues.

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

We may be adversely affected by a decline in demand for Product Lifecycle Management (PLM) solutions.

We currently derive our license and service revenues predominantly from our integrated PLM software products and services and we expect this to continue into the future. As a result, factors affecting the demand for PLM software solutions, including weakness in the general economy, or pricing pressures on this single category could have a material adverse effect on our financial condition and results of operations.

We are relocating some of our business functions to new locations, which could adversely affect our operations.

As part of our efforts to increase our presence in strategic regions and to reduce our operating costs, we are relocating some of our business functions to new locations, including China and Russia. Transitioning those functions to those locations involves terminating employees in the location from which the business function is moved, which will cause us to incur restructuring costs and may cause disruption in those business functions as new personnel are hired and trained. Additionally, because we do not have significant operating experience in some of these countries, it may take us longer to realize the benefits we expect from relocating those functions, if at all.

We use third parties, in addition to our direct sales force, for the distribution and implementation of our software solutions, which makes it more difficult to manage customer relationships.

We have entered into relationships with groups of geographically dispersed resellers and other strategic partners to promote, sell and/or implement our products, which can reduce our control over the sales process and the delivery of services to our customers. Our ability to successfully distribute and implement our software solutions through third parties will depend on:

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

We have significant sales and operations outside the United States, which exposes us to additional operating and compliance risks.

Non-U.S. revenues accounted for approximately 66% of our total revenue in 2008, 61% of our total revenue in 2007 and 57% of our total revenue in 2006. We expect revenue from our non-U.S. operations will continue to account for a significant portion of our total revenue. As part of our international operations, we sell and deliver software and services, and maintain support operations, in a large number of non-U.S. countries whose laws and practices differ from those in the U.S. Accordingly, while we maintain a comprehensive compliance program (including in the areas of business conduct, financial integrity, export control and anti-bribery), we cannot guarantee that an employee, agent or partner will not act in violation of PTC policy or U.S. or other applicable laws. Such violations can lead to civil and/or criminal prosecutions, substantial fines and the revocation of our rights to continue certain operations and also cause both business and reputation loss. Our international operations also subject us to additional operational risks, many of which are beyond our control, including:

•	imposition of U.S. and foreign government controls, such as export license requirements or other trade restrictions and changes in regulatory practices;

•	unexpected changes in regulatory requirements, such as changes in withholding taxes that could restrict the repatriation of earnings into the U.S. and affect our effective income tax rate;

•	unexpected changes in the political and economic environment, including curtailment of trade and other business restrictions; and

•	difficulties in obtaining the protections of intellectual property laws, if any, of other countries.

Any of these events could reduce our revenue or net sales, increase our expenses or decrease our operating margins.

Because a substantial portion of our sales are to existing customers and sales to new customers often rely on customer references, our business could be adversely affected if our customers were to become dissatisfied with our products and/or services.

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

Sophisticated software often contains errors, defects or other performance problems when first introduced or when new versions or enhancements are released as these enhanced versions contain additional programming code and third party sourced functionality that must work across our large product suite. If errors or defects are discovered in our current or future products, we may not be able to correct them in a timely manner or provide an adequate response to our customers. We may therefore need to expend significant financial, technical and management resources, or divert some of our development resources, in order to resolve or work around those defects.

Errors, defects or other performance problems in our products could cause us to delay product releases or customer deployments. Any such delays could cause us to incorrectly predict the fiscal quarter in which we will realize revenue from the licensing and shipment of new or enhanced products and give our competitors a greater opportunity to market competing products. Such difficulties could also cause us to lose customers. Technical problems or the loss of customers could also damage our business reputation and cause us to lose new business opportunities.

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

We are dependent on key personnel whose loss could impair our operations, our product development or our sales efforts.

Our success depends upon our ability to attract and retain highly skilled managerial, technical and sales personnel.

We require highly skilled technical personnel to develop our products. Competition for such personnel in our industry is intense. If we are unable to attract and retain technical personnel with the requisite skills, our product development efforts could be delayed, which could adversely affect our revenues and profitability.

Our sales efforts rely on having a sufficient number of sales representatives with the skills and knowledge necessary to sell our products, including an ability to educate our customers about our products in order to create and meet demand for our products. If we are unable to attract or retain sales personnel with the requisite expertise, our revenue could be adversely affected.

We must continually modify and enhance our products to keep pace with changing technology and address our customers’ needs and expectations, and any failure to do so could reduce demand for our products.

Our ability to remain competitive will depend on our ability to enhance our current offerings and develop new products and services that keep pace with technological developments and meet evolving customer requirements through:

•	internal research and development and quality assurance programs;

•	acquisition or license of technology; and

•	strategic partnerships.

In addition, our solutions must meet customer expectations to be successful, especially with respect to:

•	return on investment and value creation;

•	ease and rapidity of installation;

•	ease-of-use and interoperability;

•	full capability, functionality and performance;

•	ability to support a large, diverse and geographically dispersed user base, including the ability to support global product development programs; and

•	quality and efficiency of the services performed by us and our partners relating to implementation and configuration.

If our solutions fail to meet customer expectations, customers may stop their adoption of our solutions, resulting in a loss of potential additional sales, and we may be unable to retain existing customers or attract new customers for our solutions.

At times we provide extended payment terms to our customers, which may be a factor in our customers’ purchasing decisions, and our revenues could be adversely affected if we ceased making these terms available.

We have provided extended payment terms to certain customers in connection with transactions we have completed with them. Providing extended payment terms may positively influence our customers’ purchasing decisions but may reduce our cash flows in the short-term. If we reduce the amount of extended payment terms we provide to customers, customers might reduce or defer the amount they spend on our products and services from the amount they might otherwise have spent if extended payment terms were available to them. If this were to occur, our revenue or revenue growth could be lower than in prior periods or than we expect.

We may be unable to adequately protect our proprietary rights.

Our software products and trademarks, including our company names, product names and logos, are proprietary. We protect our intellectual property rights in these items by relying on copyrights, trademarks, patents and common law safeguards, including trade secret protection, as well as restrictions on disclosures and transferability contained in our agreements with other parties. Despite these measures, the laws of all relevant jurisdictions may not afford adequate protection to our products and other intellectual property. In addition, we frequently encounter attempts by individuals and companies to pirate our software solutions. If our measures to protect our intellectual property rights fail, others may be able to use those rights, which could reduce our competitiveness and revenues.

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

The market for our PLM software solutions is rapidly changing and increasingly competitive. We expect competition to intensify, which could result in price reductions for our products and services, reduced margins and loss of market share. Our primary competition comes from:

•

larger, more well-known enterprise software providers who have extended, or may seek to extend, the functionality of their products to encompass PLM or who may develop and/or purchase PLM technology; and

•	other vendors of engineering information management software.

In addition, recent and ongoing consolidation within the software industry has given rise to new and stronger competitors.

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

A large portion of our revenues are currently derived from our computer-aided design solutions and there are an increasing number of competitive design products, some of which emphasize lower price points and ease of use compared to the more robust functionality of our solutions. This increased competition makes attracting new customers more difficult. In addition, some competitive products have reached a level of functionality whereby product differentiation is less likely, in and of itself, to dislodge incumbent design systems, given the training, data conversion and other startup costs associated with system replacement. Although Pro/ENGINEER Wildfire, which focuses on PLM interoperability and ease of use, is designed to address these competitive pressures, increased competition and further market acceptance of competitive products could have a negative effect on pricing and revenue for our products, which could have a material adverse effect on our revenue and our operating margins.

II. Other Considerations

We are currently defending a lawsuit seeking substantial damages in which we could be liable.

On August 2, 2007, GE Capital Leasing Corporation (GECL) filed a lawsuit against us in the U.S. District Court for the District of Massachusetts. The lawsuit alleges that GECL was fraudulently induced to provide over $60 million in financing to Toshiba Corporation for purchases of third party products, predominantly PTC products, during the period from 2003 to 2006. GECL claims that PTC participated in the alleged scheme or, alternatively, should have been aware of the scheme and made negligent misrepresentations that enabled the scheme to continue undetected. All of the alleged transactions occurred in Japan. GECL’s complaint claims damages of $47 million and seeks three times that amount plus attorneys’ fees. On October 2, 2008, the United States District Court for the District of Massachusetts entered an order granting PTC’s motion to dismiss GECL’s complaint subject to certain conditions, including PTC’s agreement to provide certain discovery to GECL and to assent to personal jurisdiction in Japan. On November 17, 2008, GECL filed a motion to vacate the court’s October 2nd order and to seek to continue the case in the U.S. We are opposing GECL’s motion. If the case is not re-opened in the U.S., we believe it likely that GECL will file a new action in Japan against PTC and/or its Japanese subsidiary. We dispute GECL’s claims and intend to contest them vigorously. As of September 30, 2008 and 2007, revenue of $43.8 million and $40.3 million, respectively, that was previously recorded for the transactions at issue has been deferred and recorded as customer advances in our consolidated balance sheets. That liability will remain recorded until the rights and obligations of the several companies connected with the

Toshiba transactions are resolved. The change in customer advances at September 30, 2008 from September 30, 2007 is due to foreign currency translation adjustments related to these balances which are recorded in Japanese Yen. To the extent that matters are resolved in our favor, we will reduce customer advances and record revenue or other income at that time. We have not accrued any other liability for this matter as of September 30, 2008.

We have a revolving credit facility and have borrowed funds under that facility.

In connection with our acquisition of CoCreate Software GmbH in November 2007, we borrowed approximately $220 million under our revolving credit facility, and have since reduced the balance owed to $88.5 million as of September 30, 2008. We may undertake additional borrowings against the credit facility in the future to support our operations, including additional strategic acquisitions. For any such borrowing we will incur periodic payment obligations. In addition, we are required to comply with the required financial and operating covenants, which could limit our ability to operate our business as we otherwise might operate it. Our failure to comply with any of these covenants or to meet our payment obligations could result in an event of default which, if not cured or waived, would result in all amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. We may not have sufficient working capital or liquidity to satisfy our repayment obligations in the event of an acceleration of those obligations. In addition, if we are not in compliance with the financial and operating covenants at the time we wish to borrow funds, we will be unable to borrow funds or to borrow additional funds.

Our stock price has been volatile, which may make it harder to resell your shares at a time and at a price that is favorable to you.

Market prices for securities of software companies are generally volatile and are subject to significant fluctuations unrelated or disproportionate to the operating performance of these companies. The trading prices and valuations of these stocks, and of ours, may not be predictable. Negative changes in the public’s perception of the prospects of software companies, or of PTC or the PLM market generally, could depress our stock price regardless of our results. Moreover, current conditions in the stock market have caused trading prices, including that of our common stock, to fall for reasons unrelated to historical company performance and there is no indication of when conditions in the stock market will improve.

Also, a large percentage of our common stock is held by institutional investors. Purchases and sales of our common stock by these institutional investors could have a significant impact on the market price of the stock. For more information about those investors, please see our proxy statement with respect to our most recent annual meeting of stockholders and Schedules 13D and 13G filed with the SEC with respect to our common stock.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

We currently lease 110 offices used in operations in the United States and internationally, predominately as sales and/or support offices and for research and development work. Of our total of approximately 1,239,000 square feet of leased facilities used in operations, approximately 503,000 square feet are located in the U.S., including 329,000 square feet of our headquarters facility located in Needham, Massachusetts. The lease for our headquarters began in December 2000 and expires in December 2012, subject to certain renewal rights. We also lease space comprising approximately 505,000 square feet, which is not used for our current operations and is primarily subleased to third parties. As described in Notes C and H of “Notes to Consolidated Financial Statements,” lease commitments on unused facilities in excess of expected sublease income have been included in our restructuring provisions. We continue to engage in subleasing and early lease termination initiatives to employ alternate uses for these excess facilities. We believe that our facilities are adequate for our present needs.

ITEM 3.	Legal Proceedings

On August 2, 2007, GE Capital Leasing Corporation (GECL) filed a lawsuit against us in the U.S. District Court for the District of Massachusetts. The lawsuit alleges that GECL was fraudulently induced to provide over $60 million in financing to Toshiba Corporation for purchases of third party products, predominantly PTC products, during the period from 2003 to 2006. GECL claims that PTC participated in the alleged scheme or, alternatively, should have been aware of the scheme and made negligent misrepresentations that enabled the scheme to continue undetected. All of the alleged transactions occurred in Japan. GECL’s complaint claims damages of $47 million and seeks three times that amount plus attorneys’ fees. On October 2, 2008, the United States District Court for the District of Massachusetts entered an order granting PTC’s motion to dismiss GECL’s complaint subject to certain conditions, including PTC’s agreement to provide certain discovery to GECL and to assent to personal jurisdiction in Japan. On November 17, 2008, GECL filed a motion to vacate the court’s October 2nd order and to seek to continue the case in the U.S. We are opposing GECL’s motion. If the case is not re-opened in the U.S., we believe it likely that GECL will file a new action in Japan against PTC and/or its Japanese subsidiary. We dispute GECL’s claims and intend to contest them vigorously. As of September 30, 2008 and 2007, revenue of $43.8 million and $40.3 million, respectively, that was previously recorded for the transactions at issue has been deferred and recorded as customer advances in our consolidated balance sheets. That liability will remain recorded until the rights and obligations of the several companies connected with the Toshiba transactions are resolved. The change in customer advances at September 30, 2008 from September 30, 2007 is due to foreign currency translation adjustments related to these balances which are recorded in Japanese Yen. To the extent that matters are resolved in our favor, we will reduce customer advances and record revenue or other income at that time. We have not accrued any other liability for this matter as of September 30, 2008.

We also are subject to various legal proceedings and claims that arise in the ordinary course of business. We currently believe that resolving these other matters will not have a material adverse impact on our financial condition or results of operations.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the last quarter of 2008.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information with respect to the market for our common stock may be found in the section captioned “Selected Financial Data” in Item 6 below and is incorporated herein by reference.

On September 30, 2008, the close of our fiscal year, our common stock was held by 4,292 shareholders of record. As of November 21, 2008, our common stock was held by 4,290 shareholders of record.

We do not pay cash dividends on our common stock and we retain earnings for use in our business. Although we review our dividend policy periodically, we cannot assure you that our review will cause us to pay any dividends in the future. Further, our revolving credit facility requires us to maintain specified leverage and fixed-charge ratios that limit the amount of dividends that we can pay.

ITEM 6.	Selected Financial Data

Our five-year summary of selected financial data and quarterly financial data for the past two years is located on the last page of this Form 10-K and incorporated herein by reference.

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

Executive Overview

In 2008, we reported revenue of $1,070 million and operating income of $125 million, a 180 basis point improvement in operating margins from 2007. Our acquisition of CoCreate Software GmbH (acquired on November 30, 2007) and favorable foreign currency exchange rate movements were significant contributors to our operating results for the year. Largely due to these factors, we experienced revenue growth in Europe and Asia-Pacific. We also generated over $222 million of operating cash flow, an increase of over $90 million from 2007, as a result of improved profitability and strong customer collections with days sales outstanding improving to 61 days at the end of 2008 versus 74 days at the end of 2007.

We see the most significant risks for 2009 to be the macroeconomic climate, which could cause our customers to delay, forego or reduce the amount of their investments in our solutions or delay payments of amounts due to us, and the recent decline in foreign currency exchange rates, particularly the Euro, which could adversely affect our reported results as amounts earned in other countries are translated into dollars for reporting purposes.

We have been, and expect to continue, investing in our product portfolio, through both internal development and strategic acquisitions. We have also undertaken a number of initiatives to enhance our long-term business model, including significant steps toward globalizing our work force, evolving our distribution model, enhancing the efficiency and scale of our services business and growing our base of maintenance-paying customers.

Product Releases

The most recent releases of our two core products—Windchill 9.0, which was released in the fourth quarter of 2007, and Pro/ENGINEER Wildfire 4.0, which was released in January 2008—included significant functionality enhancements that we believe will create additional revenue opportunities. We also continue to migrate our customers on non-Windchill-based versions of Pro/INTRALINK to the new Windchill-based Pro/INTRALINK. The number of customers that have completed this migration has increased with the release of Windchill-based Pro/INTRALINK 9.0 and we expect this to continue. We believe this will result in increased services revenue and generate future license and maintenance revenue as we expect our installed base will then expand their Windchill use. We also expect to release Windchill ProductPoint in December 2008. Windchill ProductPoint is targeted at the small- and medium-size business (SMB) market, which we believe represents a growth opportunity over the longer term.

Globalization

As part of our continuing efforts to increase profitability, we have relocated business functions to locations, including China, where we are seeking to enhance our business presence and where labor costs are lower. As part of this globalization initiative, as well as the integration of CoCreate, we incurred restructuring costs of $20.1 million in 2008. We believe that by moving certain business functions to these locations we have increased both our strategic presence and our ability to add cost effective resources as our business grows. We do not expect to incur restructuring costs related to these initiatives in 2009.

Acquisitions

A significant element of our growth strategy is to acquire strategic companies and technologies that expand our solution footprint and/or our distribution model. We have made a number of strategic acquisitions that add to and expand elements of our solutions. Each of our acquisitions has helped us to extend our product development system, which we consider to be a significant competitive advantage for us. You can find more information about these acquisitions under the subheading “Acquisitions” of Item 1. “Business” of this Annual Report, which begins on page 1, and in Note E to the accompanying “Notes to Consolidated Financial Statements.”

Fiscal Year 2009 Strategies and Risks

In 2009, our revenue and operating results will be impacted by currency fluctuations (the U.S. dollar strengthened relative to the Euro and the Yen in the first two months of 2009) and the impact of a slowing worldwide economy. Balancing a difficult near-term economic situation with the longer-term opportunity for the business, we are modestly increasing our investments in the business.

Our primary strategic initiatives for 2009 are to:

•	continue to invest in research and development to further improve the breadth and competitiveness of our product portfolio, potentially supported by modest acquisitions;

•	continue to evolve our distribution model through increased investment in support of our reseller channel and investment in developing a network of enterprise reseller partners;

•	enhance and leverage the value of our services business through expansion of our services ecosystem, including the addition of strategic services partners; and

•	continue the globalization of our workforce, primarily through investments in emerging economies, particularly China.

Our success will depend on, among other factors, our ability to:

•	execute strategic and business initiatives;

•	encourage our customers to expand their product development technology infrastructure to a more robust PLM product development system in order to further their global product development initiatives;

•	differentiate our products and services from those of our competitors to effectively pursue opportunities within the small- and medium-size business market as well as with strategic, larger accounts;

•

optimize our sales and services coverage and productivity through, among other means, effective use and management of our internal resources in combination with our resellers and other strategic partners and appropriate investment in our distribution channel;

•	manage the development and enhancement of our expanding product line using our geographically dispersed development resources;

•	manage our operations in non-U.S. locations where we are expanding our operations, such as China and Russia; and

•	integrate acquired businesses into our operations and execute future corporate development initiatives while remaining focused on organic growth opportunities.

We discuss additional factors affecting our revenue and operating results under Item 1A. “Risk Factors” of this Annual Report.

Results of Operations

Explanatory Note about Our Revenue Reporting

As of the first quarter of 2008, we have been reporting revenue by line of business (license, maintenance and consulting and training service) and by geographic region. We previously also reported our revenue in two product categories, Enterprise Solutions and Desktop Solutions. We no longer use these product categories to report revenue. The discussion below gives effect to this change for the periods presented.

Impact of Foreign Currency Exchange on Results of Operations

Approximately two thirds of our revenue and half of our expenses are transacted in currencies outside of the U.S. Because we report our results of operations in U.S. dollars, currency translation affects our reported results. On a year-over-year comparative basis, our revenues for both 2008 and 2007 benefited as a result of changes in currency exchange rates, primarily the Euro and the Japanese Yen. Conversely, our expenses were higher as a result of changes in these rates. If 2008 and 2007 actual reported results were converted into U.S. dollars based on the corresponding prior year’s foreign currency exchange rates, revenue would have been lower by approximately $57.8 million and $21.2 million, respectively, while expenses would have been lower by approximately $37.7 million and $17.2 million, respectively. The net impact on year-over-year results would have been a decrease in operating income of $20.1 million and $4.0 million in 2008 and 2007, respectively. The results of operations, revenue by line of business and revenue by geographic region in the tables that follow present both actual percentage changes year over year and percentage changes on a constant currency basis.

Impact of Reversal of Valuation Allowance

Net income for 2007 was significantly higher year over year due to a non-cash tax benefit of $58.9 million recorded in the third quarter of 2007 primarily associated with our reversal of valuation allowances against certain deferred tax assets in the U.S. and a foreign jurisdiction.

Overview

The following is a summary of our results of operations for the last three years, which includes the results of operations of companies we acquired beginning on their acquisition date.

	2008	Percent Change		2007	Percent Change		2006
		Actual	Constant Currency		Actual	Constant Currency
	(Dollar amounts in millions)
Total revenue	$1,070.3	14%	8%	$941.3	11%	9%	$848.0
Total costs and expenses	945.1	11%	7%	848.5	9%	6%	781.5

Operating income	125.2	35%	13%	92.8	39%	33%	66.5
Other income (expense), net	(6.3)			6.9			3.7

Income before income taxes	118.9			99.7			70.2
Provision for (benefit from) income taxes	39.2			(44.0)			13.4

Net income	$79.7			$143.7			$56.8

Revenue increased from 2007 to 2008 primarily due to revenue from the CoCreate business, which we acquired on November 30, 2007, and the favorable impact of foreign currency exchange rate movements, as well as organic growth in maintenance and consulting and training service revenue.

Revenue increased from 2006 to 2007 primarily due to organic revenue growth, the favorable impact of foreign currency rate movements and a modest contribution from acquired businesses.

Costs and expenses increased from 2007 to 2008 primarily due to costs of the CoCreate business, the impact of foreign currency exchange rate movements, measured spending increases to support planned revenue growth, restructuring charges from our cost reduction and globalization measures, and increased amortization of intangible assets and in-process research and development charges associated with our acquisitions.

Costs and expenses increased from 2006 to 2007 primarily due to the impact of foreign currency exchange rate movements, measured spending increases to support planned revenue growth and restructuring charges from our cost reduction and globalization measures.

Refer to Costs and Expenses for a more detailed discussion. Total costs and expenses reflect the following:

•	stock-based compensation expense of $44.4 million in 2008, $36.4 million in 2007 and $38.2 million in 2006;

•	restructuring and other charges of $20.1 million in 2008, $15.3 million in 2007 and $5.9 million in 2006; and

•	amortization expense related to intangible assets of $35.5 million in 2008, $14.9 million in 2007 and $11.9 million in 2006.

The provision for (benefit from) income taxes in 2007 and 2006 includes tax benefits totaling $62.8 million and $6.1 million, respectively. The 2007 benefit includes a $58.9 million tax benefit due to the reversal of a significant portion of our valuation allowances against deferred tax assets in the U.S. and in a foreign jurisdiction and a $3.9 million tax benefit from the favorable outcome of a tax refund claim in the U.S. The 2006 benefit resulted from favorable resolutions of tax audits with the Internal Revenue Service in the U.S.

Net income reflects improved operating margin contributions from increased revenue year over year, offset by the impact of the items discussed above.

The following table shows certain consolidated financial data as a percentage of our total revenue for the last three years:

	Year ended September 30,
	2008	2007	2006
Revenue:
License	30%	31%	31%
Service	70	69	69

Total revenue	100	100	100

Costs and expenses:
Cost of license revenue	3	2	1
Cost of service revenue	28	29	31
Sales and marketing	29	31	32
Research and development	17	17	17
General and administrative	8	8	9
Amortization of acquired intangible assets	1	1	1
In-process research and development	—	—	—
Restructuring and other charges	2	2	1

Total costs and expenses	88	90	92

Operating income	12	10	8
Interest income	1	1	—
Interest expense	(1)	—	—
Other expense, net	(1)	—	—

Income before income taxes	11	11	8
Provision for (benefit from) income taxes	4	(4)	1

Net income	7%	15%	7%

Revenue

Our revenue consists of software license revenue and service revenue, which includes software maintenance revenue (consisting of providing our customers software updates and technical support) as well as consulting and training revenue (including implementation services).

Total Revenue

The following table illustrates trends in our revenue from 2006 to 2008:

	2008	Percent Change		2007	Percent Change		2006
		Actual	Constant Currency		Actual	Constant Currency
	(Dollar amounts in millions)
License revenue	$316.2	7%	2%	$296.1	12%	10%	$263.5
Service revenue:
Maintenance revenue	497.5	22%	15%	408.4	11%	8%	369.2
Consulting and training service revenue	256.6	8%	3%	236.8	10%	7%	215.3

Total service revenue	754.1	17%	10%	645.2	10%	8%	584.5

Total revenue	$1,070.3	14%	8%	$941.3	11%	9%	$848.0

Revenue growth in 2008 reflects revenue from acquired businesses, particularly CoCreate. As a stand-alone company, CoCreate generated revenue of approximately $78 million for the twelve months ended October 31, 2007. CoCreate revenue has been included in our results of operations since December 1, 2007. Accordingly, results for 2007 did not include CoCreate revenue, while results for 2008 include ten months of CoCreate revenue.

Total revenue in 2008 and 2007 benefited from changes in foreign currency exchange rates due to the translation of revenue recorded in Europe and Asia into U.S. Dollars.

The increase in revenue in 2008 and 2007 also reflects:

•

organic growth of our Windchill solutions, which we believe reflects our success in helping customers understand the benefits of investing in PLM solutions, as well as our ability to help customers adopt our solutions incrementally, which lowers customer risk;

•

more wide-spread adoption of our solutions by both our existing and new customers, which we believe is a result of customer recognition of the benefits of our broad set of capabilities delivered on a single system architecture;

•	growth in maintenance revenue, which we believe reflects continued customer satisfaction with our solutions and customer support; and

•	in 2007, growth in license revenue in Europe and Asia-Pacific, primarily attributable to increased sales of new seats of Pro/ENGINEER.

These increases were partially offset by declines in consulting and training service revenue related to our MCAD solutions, particularly in North America. A portion of this decline was anticipated as we continue to expand our reseller and partner channel and their ability to offer these services to customers directly. We also experienced lower than anticipated revenue from our computer-based training products.

Revenue growth in 2007 also reflected revenue from Mathsoft products. We acquired Mathsoft on April 28, 2006. Prior to our acquisition of that business, Mathsoft generated revenue of approximately $20 million for the twelve months ended March 31, 2006. The Mathsoft business has been included in our results of operations since its acquisition date. Accordingly, 2006 results only include revenue from Mathsoft products for approximately 5 months.

License Revenue

Total

License revenue accounted for 30%, 31% and 31% of total revenue in 2008, 2007 and 2006, respectively.

2008 compared to 2007

License revenue in 2008 reflects growth in Europe and Japan, partially offset by declines in North America and the Pacific Rim. Growth in license revenue in 2008 was primarily due to sales of acquired products, mainly CoCreate products, and the impact of favorable currency movements.

In 2008, Pro/ENGINEER new seat license revenue growth was offset by a decrease in revenue from Pro/ENGINEER upgrades and modules. We believe that our Pro/ENGINEER upgrades and modules license revenue in the first half of 2008 was negatively impacted by the end of the Pro/ENGINEER Wildfire 3.0 product cycle and the launch of Pro/ENGINEER Wildfire 4.0 in January 2008 as customers may have deferred purchases of those items until they have implemented Wildfire 4.0. License sales of our data management and collaboration products were up 7% in 2008, primarily due to higher sales of PDMLink. Total Windchill license revenue relative to the number of new seats varies quarter to quarter based on the type and volume of seats sold. In 2008, we sold proportionately more light user seats, which have a lower price than heavy user seats. We believe this reflects increased adoption of Windchill beyond the engineering organization as heavy user seats are used by engineers while light user seats are used outside the engineering function.

2007 compared to 2006

The growth in license revenue in 2007 compared to 2006 reflected increased revenue from customers of all sizes and across both product categories. Growth in license revenue from our data management and collaboration products was primarily due to growth in sales of Windchill PDMLink®, our core Windchill content and process management solution. We believe growth in the number of new Windchill seats sold in 2007 reflected our success in marketing incremental adoption of our solutions as well as our improved and expanded product offerings.

License sales of our MCAD solutions products grew in 2007 primarily due to sales of Mathcad and Arbortext IsoDraw. Revenue from sales of Pro/ENGINEER was relatively flat from 2007 to 2006, with increases in new seat revenue offset by declines in sales of upgrades and modules.

Maintenance Revenue

Total

Maintenance revenue represented 46%, 43% and 44% of total revenue in 2008, 2007 and 2006, respectively. Growth in our maintenance revenue was primarily due to sales of acquired products and the impact of favorable foreign currency exchange rate movements, as well as a higher number of seats under maintenance agreements. Although the number of seats under maintenance has been increasing, this trend may not continue in the current macroeconomic climate and may be adversely affected to the extent customers do not continue maintenance for seats currently under maintenance due to layoffs or otherwise.

2008 compared to 2007

The growth in maintenance revenue in 2008 reflects a 28% increase in seats under maintenance, including a 4% increase in Pro/ENGINEER seats and a 28% increase in Windchill seats. In addition, the growth reflects favorable foreign currency exchange rate movements and the addition of CoCreate maintenance customers.

2007 compared to 2006

The increase in our maintenance revenue in 2007 was due primarily to an increase in the number of new users of our data management and collaboration solutions products as new customers were added and existing customers expanded their implementations to additional users. In addition, maintenance revenue related to our MCAD products grew in 2007 due to revenue contributions from our acquired products, particularly Mathcad, an increase in seats under maintenance and favorable foreign currency exchange rate movements.

Consulting and Training Revenue

Total

Consulting and training service revenue, which has a lower gross profit margin than both license and maintenance revenue, accounted for 24% of total revenue in 2008 and 25% of total revenue in both 2007 and 2006. We believe the decrease in consulting and training revenue as a percentage of overall revenue is due to a decline in mechanical computer-aided design and engineering implementation consulting revenue due to our strategic use of channel and specialized partners to provide these services. This initiative has enabled us to improve our consulting utilization and we intend to continue to pursue this approach in future quarters. Growth in total consulting and training services revenue is attributable to increased use by our customer base of our consulting and training services, as well as contributions from acquired businesses, partially offset by declines in consulting and training service revenue in North America as a result of declines in license revenue in that region.

2008 compared to 2007

The increase in consulting and training service revenue reflects an increase in consulting revenue of approximately 10% and an increase in training revenue of 4%. The increase in consulting and training service revenue in 2008 was primarily the result of continued growth in training services and Windchill implementation consulting in Europe and Asia-Pacific, partially offset by a decline in services revenue in North America. Europe’s growth continues to benefit from higher consulting revenue from a large customer and from favorable currency movements.

2007 compared to 2006

The increase in our consulting and training service revenue in 2007 was due to increased customer demand for data management and collaboration solutions process and implementation consulting services as a result of increased adoption of our software solutions. Also, during 2007, consulting and training revenue included a large customer engagement in Europe which contributed to the growth. In 2007, MCAD Solutions consulting and training service revenue declined primarily due to a decrease in consulting and training revenue in North America.

Revenue from Individual Customers

We enter into customer contracts that may result in revenue being recognized over multiple reporting periods. Accordingly, revenue recognized in a current period may be attributable to contracts entered into during the current period or in prior periods. License and/or consulting and training service revenue of $1 million or more recognized from individual customers in a single quarter during the fiscal year was $166.6 million, $156.7 million and $138.0 million in 2008, 2007 and 2006, respectively. While our customers may not continue to spend at these levels in future periods, we believe this increase is the result of a shift in customer priorities toward PLM solutions relative to other IT spending initiatives, our improved ability to provide broader solutions to our customers, and improvements in our competitive position due to our system architecture and product development process knowledge.

Revenue by Geographic Region

	2008	Percent Change		2007	Percent Change		2006
		Actual	Constant Currency		Actual	Constant Currency
	(Dollar amounts in millions)
North America	$364.7	—%	—%	$365.0	1%	1%	$360.6
Europe	450.3	27%	15%	353.4	23%	14%	287.5
Asia-Pacific	255.3	14%	9%	222.9	12%	13%	199.9

	$1,070.3	14%	8%	$941.3	11%	9%	$848.0

We derived 66%, 61% and 57% of our total revenue from sales to customers outside of North America in 2008, 2007 and 2006, respectively. We believe the Asia-Pacific region, particularly China, continues to present an important growth opportunity because global manufacturing companies have continued to invest in that region and the market in that region for both our MCAD solutions and data management and collaboration solutions is relatively unsaturated. Economic growth in the United States slowed in 2008 and macroeconomic conditions deteriorated. If economic growth in the United States continues to slow, or if the economies of countries in Europe or the Asia-Pacific region slow, customers may delay, reduce or forego technology purchases. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. Additionally, in 2009, our revenue and operating results will be impacted by currency fluctuations (the U.S. dollar strengthened relative to the Euro and the Yen in the first two months of 2009).

2008 compared to 2007

North America. We derived 34% of our total revenue from sales to customers in North America in 2008 compared to 39% in 2007. Revenue in North America in 2008 reflects declines in license and consulting and training service revenue offset by growth in maintenance revenue. Our reseller channel revenue grew in excess of 12% in North America in 2008 as we continued to increase our use of channel partners.

Europe. Revenue in Europe has been growing significantly for several quarters, including revenue from the reseller channel. Growth in European revenue included growth in both organic revenue across all lines of business and revenue from acquired products, particularly CoCreate products. Additionally, revenue was favorably impacted by foreign currency exchange rate movements. European revenue in 2008 continued to include consulting service revenue from a large customer engagement.

Asia-Pacific. Revenue in Asia-Pacific in 2008 reflects 9% year-over-year growth in the Pacific Rim and 21% growth in Japan. The increase in revenue in the Pacific Rim in 2008 was attributable to growth in maintenance and consulting and training service revenue. Growth in Japan was primarily attributable to growth in license revenue and higher maintenance revenue from acquired products, particularly CoCreate products, as well as the revenue from several large transactions. Our revenue in Japan has historically included large customer transactions which fluctuate from period to period.

2007 compared to 2006

North America. We derived 39% of our total revenue from sales to customers in North America in 2007 compared to 43% in 2006. The results in 2007 in North America reflect growth in maintenance revenue and relatively flat license revenue, offset by declines in consulting and training service revenue.

Europe. Revenue in Europe in 2007 reflected strong growth across most products and a benefit from foreign exchange rate movements. In 2007, consulting and training revenue included a large customer engagement in Europe which contributed to the growth.

Asia-Pacific. Asia-Pacific revenue in 2007 compared to 2006 reflected an 11% increase in the Pacific Rim and a 12% increase in Japan. We believe that the growth in the Pacific Rim reflected improved market opportunity and better execution after strategic and organizational changes we made in that region early in 2006. We also made organizational and strategic changes in Japan and believe these changes have helped improved our results there.

Revenue from Our Reseller Channel

We have been building and diversifying our reseller channel to become less dependent on a small number of resellers and to provide the resources necessary for more effective distribution of our products. We believe that using diverse and geographically dispersed resellers that focus on smaller businesses provides an efficient and cost effective means to reach these customers and allows our direct sales force to focus on larger sales opportunities. Total sales from our reseller channel were $271.9 million in 2008 (25% of total revenue), $195.2 million in 2007 (21% of total revenue) and $171.5 million (20% of total revenue) in 2006. We attribute the revenue increases from our reseller channel as a percentage of our total revenue to our efforts to expand our reseller channel, to the success of Pro/ENGINEER Wildfire among small- and medium-size businesses as Pro/ENGINEER Wildfire has become increasingly competitive in this market (both relative to our historic offerings as well as to competitive offerings in this market segment), and to sales of acquired CoCreate, Arbortext and Mathsoft products. In 2008 compared to 2007, growth came from all major geographic regions and was the result of organic revenue growth, the addition of the CoCreate channel and the impact of favorable foreign currency exchange rate movements. In 2007, revenue growth was attributable to North America and Europe and was the result of both organic growth and the impact of favorable foreign currency exchange rate movements.

Costs and Expenses

Over the past several years, we have made significant investments to transform our business from providing a single line of technical software with a largely direct distribution model, supplemented by a small number of channel partners, to providing integrated product development system solutions with an expanded channel and partner-involved distribution model. As part of this effort, we have broadened our product development system through acquisitions and product development that have added costs and expenses.

Operating Margins

Our operating margins, which benefited from favorable foreign currency exchange movements, were 11.7% in 2008, 9.9% in 2007 and 7.8% in 2006. Over the past several years, we have focused on achieving our operating margin goals while also continuing to invest in our strategic initiatives to support planned revenue growth and to fund revenue-generating initiatives. Two key strategic initiatives that contributed to our operating margin improvement in 2008 were expansion of our distribution model and continued globalization of our workforce.

Distribution Model. We expanded our reseller network in 2008 with the result that, while we increased our sales and marketing headcount by 17% from the end of 2007 to the end of 2008, sales and marketing expense as a percentage of revenue decreased by more than 200 basis points in 2008 compared to 2007. We expect to continue to expand our reseller network and add more enterprise resellers, particularly for our data management and collaboration products, in both the SMB and large enterprise markets, with the goal of improving our operating margins and increasing our revenue.

Globalization. We are in the process of completing the relocation of certain business functions, primarily research and development and finance, to countries, including China, where we are seeking to enhance our business presence and where labor costs are lower. As a result, we have been able to add more research and development and general and administrative personnel while keeping these expense line items essentially flat as a percent of revenue with last year. We expect continued globalization of our workforce, primarily through investment in emerging economic regions. As part of these efforts, we have incurred the restructuring charges shown in the table below and described in “Restructuring Charges” below.

The following table illustrates trends from 2006 to 2008 in our costs and expenses:

	2008	Percent Change	2007	Percent Change	2006
	(Dollar amounts in millions)
Costs and Expenses
Cost of license revenue	$29.3	82%	$16.1	32%	$12.2
Cost of service revenue	301.5	10%	274.7	7%	257.6
Sales and marketing	306.9	5%	292.2	7%	273.0
Research and development	182.0	12%	162.4	10%	147.0
General and administrative	87.8	10%	79.8	3%	77.6
Amortization of acquired intangible assets	15.6	109%	7.5	23%	6.1
In-process research and development	1.9	247%	0.5	(74)%	2.1
Restructuring and other charges	20.1	31%	15.3	158%	5.9

Total costs and expenses	$945.1	11%*	$848.5	9%*	$781.5

*	On a consistent foreign currency basis from the prior period, total costs and expenses increased 7% from 2007 to 2008 and increased 6% from 2006 to 2007.

Total Costs and Expenses

2008 compared to 2007

Total costs and expenses increased to $945.1 million in 2008, compared to $848.5 million in 2007. Total costs and expenses were adversely impacted by foreign currency exchange rates as costs and expenses incurred in Europe and Asia-Pacific were translated into U.S. Dollars. Headcount increased to 5,087 at the end of 2008 compared to 4,449 at the end of 2007. In addition, costs and expenses in 2008 increased compared to 2007 primarily due to the following:

•

acquisitions completed in 2008, particularly CoCreate in the first quarter of 2008, that added operating costs and increased headcount by an aggregate of more than 250 employees as of the end of 2008 compared to the end of 2007;

•	planned spending to support revenue growth, including increasing our services delivery capacity and higher sales commission expense;

•	amortization expense, primarily associated with acquired intangible assets, which totalled $35.5 million in 2008 compared to $14.9 million in 2007; and

•	$20.1 million of restructuring charges incurred in 2008 compared to $15.3 million in 2007.

2007 compared to 2006

Total costs and expenses increased to $848.5 million in 2007, compared to $781.5 million in 2006. Total costs and expenses were adversely impacted by foreign currency exchange rates as costs and expenses incurred in Europe were translated into U.S. Dollars. Headcount increased to 4,449 at the end of 2007 from 4,309 at the end of 2006. The increase in costs and expenses, including headcount, was primarily due to the following:

•	planned spending to support revenue growth, including increasing our services delivery capacity and higher sales commission expense;

•	acquisitions completed in 2007 and the second half of 2006 that added operating costs and increased headcount by an aggregate of over 50 employees; and

•	higher restructuring charges recorded in 2007 relating to certain actions we took to reduce operating costs.

Cost of License Revenue

	2008	Percent Change	2007	Percent Change	2006
	(Dollar amounts in millions)
Cost of license revenue	$29.3	82%	$16.1	32%	$12.2
% of total revenue	3%		2%		1%
% of total license revenue	9%		5%		5%

Our cost of license revenue consists of fixed and variable costs associated with reproducing and distributing software and documentation as well as royalties paid to third parties for technology embedded in or licensed with our software products. The increase in cost of license revenue in 2008 and 2007 compared to the prior year was due primarily to higher amortization of purchased and capitalized software of approximately $12.5 million and $1.7 million, respectively, primarily attributable to the acquisitions of CoCreate in 2008 and Mathsoft in 2006. Cost of license revenue as a percent of license revenue can vary depending on product mix sold and the effect of fixed and variable royalties and the level of amortization of acquired software intangible assets.

Cost of Service Revenue

	2008	Percent Change	2007	Percent Change	2006
	(Dollar amounts in millions)
Cost of service revenue	$301.5	10%	$274.7	7%	$257.6
% of total revenue	28%		29%		31%
% of total service revenue	40%		43%		44%
Cost of service headcount	1,441	15%	1,256	(3)%	1,291

Our cost of service revenue includes costs associated with training, customer support and consulting personnel, such as salaries and related costs; third-party subcontractor fees; costs associated with the release of maintenance updates (including related royalty costs); and facility costs. Service margins can vary based on the product mix sold in the period. Service margins improved in 2008 primarily due to a higher mix of maintenance revenue. Maintenance revenue comprised 66% of total service revenue in 2008 compared to 63% in 2007. Margins on maintenance revenue are significantly higher than on consulting and training service revenue. Year-end headcount for 2008 includes increases from acquisitions as well as increases in our services delivery capacity in certain regions. Year-end headcount for 2007 reflects employee terminations that occurred in the fourth quarter of 2007. Actual average headcount was approximately 11% higher in 2007 compared to 2006. Total salaries, commissions, benefits and travel costs were higher by an aggregate of approximately $16.5 million and $9.7 million in 2008 and 2007, respectively, compared to the prior year (including an increase of $1.8 million and a decrease of $0.1 million in 2008 and 2007, respectively, related to stock-based compensation). The cost of third-party consulting services was $11.2 million and $4.9 million higher in 2008 and 2007, respectively, compared to the prior year periods, due to the use of such services in support of increases in consulting and training services revenue.

Sales and Marketing

	2008	Percent Change	2007	Percent Change	2006
	(Dollar amounts in millions)
Sales and marketing expenses	$306.9	5%	$292.2	7%	$273.0
% of total revenue	29%		31%		32%
Sales and marketing headcount	1,369	17%	1,166	2%	1,145

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. Total salaries, commissions, benefits and travel costs were higher by an aggregate of approximately $16.0 million and $13.5 million in 2008 and 2007, respectively, compared to the prior year (including an increase of $3.2 million and a decrease of $0.6 million in 2008 and 2007, respectively, related to stock-based compensation). Sales and marketing costs were higher in 2008 and 2007 due to planned increases, including by acquisition, in headcount and higher commissions, due primarily to increased license and service revenue.

Research and Development

	2008	Percent Change	2007	Percent Change	2006
	(Dollar amounts in millions)
Research and development expenses	$182.0	12%	$162.4	10%	$147.0
% of total revenue	17%		17%		17%
Research and development headcount	1,753	13%	1,547	8%	1,437

Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Major research and development activities include developing new releases of our software that work together in a more integrated fashion and that include functionality enhancements. Year-end headcount includes increases from acquisitions as well as increased staffing for certain research and development initiatives. Total salaries, benefits and travel costs were higher in 2008 and 2007 compared to the prior year by an aggregate of approximately $16.6 million and $14.5 million, respectively (including an increase of $2.2 million and a decrease of $1.4 million in 2008 and 2007, respectively, related to stock-based compensation).

General and Administrative

	2008	Percent Change	2007	Percent Change	2006
	(Dollar amounts in millions)
General and administrative expenses	$87.8	10%	$79.8	3%	$77.6
% of total revenue	8%		8%		9%
General and administrative headcount	511	10%	465	11%	420

Our general and administrative (G&A) expenses include the costs of our corporate, finance, information technology, human resources, legal and administrative functions, as well as bad debt expense. G&A expenses also include costs associated with outside professional services, including accounting and legal fees. Total salaries, benefits and travel costs were higher in 2008 and 2007 compared to the prior year by an aggregate of approximately $5.9 million and $3.5 million, respectively (including increases of $0.8 million and $0.3 million for 2008 and 2007, respectively, related to stock-based compensation). Our G&A expenses in 2008 included approximately $2.8 million of costs for outside professional services incurred primarily in connection with an Audit Committee investigation and restatement of prior period financial statements completed in the first quarter. Our G&A expenses in 2007 included costs for outside professional services incurred in connection with our corporate development initiatives, including $1.7 million related to potential acquisitions that did not close. Additionally, G&A expenses in 2007 included $1.1 million for professional fees incurred primarily in connection with our Audit Committee investigation. Our G&A expenses in 2006 included costs for outside professional services totaling $2.5 million incurred in connection with our investigation in the Asia-Pacific region described in our 2005 Annual Report on Form 10-K and included a $2.3 million charge related to our settlement of litigation with Rand A. Technology, a former distributor of our products.

Amortization of Acquired Intangible Assets

	2008	Percent Change	2007	Percent Change	2006
	(Dollar amounts in millions)
Amortization of acquired intangible assets	$15.6	109%	$7.5	23%	$6.1
% of total revenue	1%		1%		1%

The amortization of acquired intangible assets line item on our statements of operations reflects the amortization of acquired non-product related intangible assets, primarily customer and trademark-related intangible assets recorded as a result of our acquisitions. The increase in 2008, compared to 2007 and 2006, was primarily due to amortization of intangible assets resulting from the CoCreate acquisition completed in the first quarter of 2008. We expect amortization of non-product related intangible assets from our completed acquisitions to total approximately $15.4 million in 2009.

Our acquisitions of CoCreate and LBS in the first quarter of 2008 resulted in an increase in acquired intangible assets of $141.7 million. Acquired intangible assets consisted of $76.1 million of customer relationship intangibles, $62.1 million of purchased software, $2.3 million of trademarks, and $1.2 million of non-compete agreements and other, which are being amortized over estimated weighted average useful lives of 8-11 years, 8 years, 9 years and 1.5-5 years, respectively.

Our acquisitions of NC Graphics, ITEDO and the assets of NetRegulus completed in 2007 resulted in an increase in acquired intangibles of $16.4 million. Acquired intangible assets consisted of $3.1 million of customer relationship intangibles, $13.1 million of purchased software, and $0.2 million of other intangibles, which are being amortized over estimated weighted average useful lives of 9 years, 5 years and 3 years, respectively.

Our acquisition of Mathsoft in the third quarter of 2006 resulted in an increase in acquired intangible assets of $25.6 million. Acquired intangible assets consisted of $13.9 million of customer relationship intangibles, $10.3 million of purchased software, and $1.4 million of trademarks and distributor networks, which are being amortized over estimated weighted average useful lives of 7 to 10 years, 5 years and 5 years, respectively.

Our acquisitions of DENC AG and substantially all of the assets of Cadtrain, Inc. in the first quarter of 2006 resulted in acquired intangible assets of $5.9 million, primarily comprised of customer relationship intangibles, which are being amortized over a weighted average of 8.3 years.

In-process Research and Development

	2008	Percent Change	2007	Percent Change	2006
	(Dollar amounts in millions)
In-process research and development	$1.9	247%	$0.5	(74)%	$2.1
% of total revenue	— %		— %		— %

These costs are related to acquired research and development projects that were in process at the respective acquisition date and for which technological feasibility had not yet been established and for which there was no alternative future use. The value of the purchased in-process research and development was determined using the residual income approach, which discounts expected future cash flows from projects under development to their net present value.

The in-process research and development charge in 2008 was from our CoCreate and DHI acquisitions; in 2007 was from our NC Graphics acquisition; and in 2006 was from our Mathsoft acquisition.

Restructuring and Other Charges

	2008	Percent Change	2007	Percent Change	2006
	(Dollar amounts in millions)
Restructuring and other charges	$20.1	31%	$15.3	158%	$5.9
% of total revenue	2%		2%		1%

Primarily as a result of our globalization initiative described above and the integration of CoCreate we incurred restructuring charges in 2008 described below. We do not expect to incur any restructuring charges in 2009 related to these initiatives.

Restructuring charges in the periods reported were primarily associated with reductions in workforce and excess facility obligations to reduce our cost structure and to improve profitability. In 2008, 2007 and 2006, we made cash payments related to restructuring and other charges (including payments relating to restructuring and other charges recorded prior to 2006) of $25.1 million, $14.7 million and $15.2 million, respectively. Amounts not yet paid at September 30, 2008 relating to restructuring and other charges taken during the current and all prior periods were $17.7 million and primarily relate to excess facility obligations to be paid out through 2013. Of the total amount accrued at September 30, 2008, we expect to make cash disbursements within the next twelve months of approximately $14 million for restructuring charges incurred in 2008 and prior periods.

The 2008 charges included $10.7 million for severance and related costs associated with 185 employees notified of termination during 2008, and $7.9 million of costs related to excess facilities. In addition, in 2008 we recorded $1.5 million for costs incurred in connection with our integration of CoCreate.

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

In 2006, we recorded a net restructuring charge of $5.9 million. The net restructuring charge included $7.4 million of severance and related costs associated with 91 employees notified of termination during the period, partially offset by a credit of $1.5 million primarily related to a plan to reoccupy a portion of our headquarters facility that was previously vacated and had been included in restructuring costs in prior periods. The headquarters space was available for sublease and was being marketed, but was reoccupied due to space requirements related to our acquisition of Mathsoft.

Non-Operating Income (Expense)

	2008	2007	2006
	(Dollar amounts in millions)
Interest income	$10.1	$9.9	$5.4
Interest expense	(7.8)	(0.6)	(0.6)
Other expense, net	(8.6)	(2.4)	(1.2)

Interest Income

Interest income represents earnings on the investment of our available cash balances. Interest income in 2008 reflects a modest increase in average cash balances over 2007. The increase in 2007 compared to 2006 was related primarily to higher average cash balances and higher interest rates.

Interest Expense

Interest expense is primarily related to interest on borrowings under our revolving credit facility. In 2008, we borrowed $220 million under the credit facility in connection with our acquisition of CoCreate at an average rate of approximately 5.5%. As of September 30, 2008, we had repaid approximately $132 million of the original amount borrowed. Prior to 2008, we did not have any outstanding borrowings under this credit facility.

Other Expense, Net

Other expense, net includes costs of hedging contracts, certain realized and unrealized foreign currency transaction gains or losses, and foreign exchange gains or losses resulting from the required period-end currency remeasurement of the assets and liabilities of our subsidiaries that use the U.S. dollar as their functional currency. A large portion of our revenue and expenses is transacted in foreign currencies. To reduce our exposure to fluctuations in foreign exchange rates, we engage in hedging transactions involving the use of foreign currency forward contracts, primarily in Western European and Asian currencies. The increase in other expense, net in 2008 was due primarily to a $6.2 million non-cash loss described below and higher foreign exchange losses, partially offset by a one-time benefit of $1.3 million related to a legal settlement. The increase in other expense, net in 2007 was due primarily to higher foreign exchange losses and other expense of $0.7 million recorded in 2007 related to the settlement of a disputed obligation from a previously divested business unit.

In the third quarter of 2008, we liquidated eight wholly-owned subsidiaries resulting in a $6.2 million non-cash loss. The non-cash loss resulted from the reclassification of the net cumulative translation adjustment from accumulated other comprehensive loss into earnings for these liquidated subsidiaries. The loss related to these subsidiaries was recorded in other expense, net in the accompanying consolidated statement of operations. The consolidated statement of comprehensive income for 2008 reflects an offsetting gain of $6.2 million resulting from the reclassification.

Income Taxes

Our income tax provision has fluctuated significantly in terms of amount and rate in each of the past three years, due primarily to the impact of discrete events, such as the release of a substantial portion of the U.S. valuation allowance and the settlements of tax audits, which created one-time income tax benefits. In 2008, our effective tax rate was a provision of 33.0% on pre-tax income of $118.9 million compared to a benefit of 44.1% in 2007 on pre-tax income of $99.7 million and a provision of 19.1% in 2006 on pre-tax income of $70.2 million. In 2008, our effective tax rate of 33.0% was lower than the 35% statutory federal income tax rate due primarily to the benefit of foreign taxes paid at a net effective tax rate lower than that in the U.S. The net tax benefit recorded in 2007 was principally due to a tax benefit of $58.9 million recorded upon our decision in the third quarter of 2007 to release a substantial portion of the valuation allowance recorded against net deferred tax assets in the U.S. and a foreign jurisdiction as well as a net tax benefit of $3.9 million recorded in the third quarter of 2007 from the favorable outcome of a tax refund claim in the U.S. In 2006, our effective tax rate of 19.1% was lower than the statutory federal income tax rate of 35% due primarily to a $6.1 million benefit recorded upon settlement of prior year tax audits in the U.S. (discussed below) as well as our use of net operating loss carryforwards (NOLs) to offset our 2006 U.S. taxable income, which reduced the valuation allowance we had previously recorded against those NOLs. Excluding the effect of these one-time tax benefits, our income tax provisions in 2008, 2007 and 2006 consisted primarily of taxes owed in relation to the income generated by our foreign subsidiaries as well as withholding taxes that we incurred in the U.S. in connection with certain foreign operations.

As of the end of the second quarter of 2007, a full valuation allowance was recorded against our net deferred tax assets (consisting primarily of net operating loss carryforwards) in the U.S. and certain foreign jurisdictions. Based upon our operating results for the years immediately preceding and through June 30, 2007, as well as an assessment of our expected future results of operations, during the third quarter of 2007, we determined that it had become more likely than not that we would realize a substantial portion of our net deferred tax assets in the U.S. and a foreign jurisdiction. As a result, during the third quarter of 2007, we released a total of $79.8 million of our valuation allowances. Of the $79.8 million valuation allowance release, $58.9 million was recorded as a one-time income tax benefit, $20.0 million was recorded as a reduction to goodwill recorded upon prior acquisitions, and $0.9 million was recorded as a decrease to accumulated other comprehensive loss within stockholders’ equity.

As of September 30, 2008, we have a remaining valuation allowance of $42.2 million against net deferred tax assets in the U.S. and a remaining valuation allowance of $23.8 million against net deferred tax assets in certain foreign jurisdictions. The valuation allowance recorded against net deferred tax assets in the U.S. consists of $30.2 million for foreign tax credits, $2.6 million for research and development credits and $2.7 million for capital losses that we have determined are not more likely than not to be realized; $6.6 million for stock-based compensation deductions that will be credited to additional paid-in capital only when realized; and $0.1 million for certain state operating loss carryforwards that will likely expire without being utilized. The valuation allowance recorded against net deferred tax assets of certain foreign jurisdictions is established primarily for our net operating loss carryforwards that will likely expire without being utilized.

In the normal course of business, PTC and its subsidiaries are examined by various taxing authorities, including the Internal Revenue Service (IRS) in the United States. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. We are currently under audit by tax authorities in the U.S. and several foreign jurisdictions. Audits by tax authorities typically involve examination of the deductibility of certain permanent items, limitations on net operating losses and tax credits. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in material changes in our estimates. We recorded a net tax benefit of $3.9 million in the third quarter of 2007 from the favorable outcome of a tax refund claim in the U.S. In 2006, we reached final agreement with the IRS and made federal income tax payments totaling $9.5 million for liabilities arising from our income tax returns for fiscal years 2001 and 2002. As a result of this final agreement and the tax payments made being less than the accrued income taxes that we had recorded for those years, we recorded an income tax benefit in 2006 of $6.1 million.

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

In November 2008, we completed a realignment of our European business which resulted in a one-time taxable gain in the U.S. We expect this realignment will result in the utilization of the majority of our U.S. federal NOL carryforwards in 2009. We do not expect this realignment to negatively impact our effective tax rate due, in part, to this transaction resulting in our ability to recognize previously reserved U.S. deferred tax assets. This realignment had no impact on our consolidated financial statements for the year ended September 30, 2008.

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

The accounting policies, methods and estimates used to prepare our financial statements are described generally in Note B of “Notes to Consolidated Financial Statements”. The most important critical accounting judgments and estimates that we made in preparing the financial statements involved:

•	revenue recognition;

•	accounting for income taxes;

•	valuation of assets and liabilities of business combinations;

•	valuation of goodwill and acquired intangible assets;

•	accounting for pensions;

•	allowance for accounts and other receivables; and

•	restructuring charges.

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

Revenue Recognition

Primarily, we apply the guidance of Statement of Position (SOP) No. 97-2, Software Revenue Recognition, and Statement of Position No. 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, both issued by the American Institute of Certified Public Accountants. In applying SOP 97-2, we exercise judgment and use estimates in connection with determining the amounts of software license and services revenues to be recognized in each accounting period.

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

We derive revenues from three primary sources: (1) software licenses, (2) maintenance services and (3) consulting and training services. Revenue by type for 2008, 2007 and 2006 was as follows:

	Year ended September 30,
	2008	2007	2006
	(in thousands)
License revenue	$316,191	$296,125	$263,471
Maintenance services revenue	497,536	408,412	369,186
Consulting and training services revenue	256,603	236,742	215,326

Total revenue	$1,070,330	$941,279	$847,983

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

Our software is distributed primarily through our direct sales force. In addition, we have an indirect distribution channel through alliances with resellers and, for our Mathsoft products, with distributors. Approximately 25% of our total revenue in 2008 was generated from our indirect distributor channel. Revenue arrangements with resellers are recognized on a sell-through basis; that is, when we deliver the product to the end-user customer. We do not offer contractual rights of return, stock balancing, or price protection to our resellers, and actual product returns from them have been insignificant to date. As a result, we do not maintain reserves for reseller product returns and related allowances. In contrast, revenue arrangements with distributors of our Mathsoft products have a contractual right to exchange product and are recognized on a sell-in basis; that is, when we ship the products to the distributor. As of September 30, 2008, 2007 and 2006, the value of Mathsoft product inventory held by distributors and the accrual that we have recorded for estimated product returns were not material.

At the time of each sale transaction, we must make an assessment of the collectibility of the amount due from the customer. Revenue is only recognized at that time if management deems that collection is probable. In making this assessment, we consider customer credit-worthiness and historical payment experience. At that same time, we assess whether fees are fixed or determinable and free of contingencies or significant uncertainties. If the fee is not fixed or determinable, revenue is recognized only as payments become due from the customer, provided that all other revenue recognition criteria are met. In assessing whether the fee is fixed or determinable, we consider the payment terms of the transaction, including transactions with payment terms that extend beyond our customary payment terms, and our collection experience in similar transactions without making concessions, among other factors. Our software license arrangements generally do not include customer acceptance provisions. However, if an arrangement includes an acceptance provision, we record revenue only upon the earlier of (1) receipt of written acceptance from the customer or (2) expiration of the acceptance period.

Our software arrangements often include implementation and consulting services that are sold separately under consulting engagement contracts or as part of the software license arrangement. When we determine that such services are not essential to the functionality of the licensed software and qualify as “service transactions” under SOP 97-2, we record revenue separately for the license and service elements of these arrangements, provided that appropriate evidence of fair value exists for the undelivered services (see discussion below). Generally, we consider that a service is not essential to the functionality of the software based on various factors, including if the services may be provided by independent third parties experienced in providing such consulting and implementation in coordination with dedicated customer personnel and whether the services result in any modification or customization of the software functionality. If an arrangement does not qualify for separate accounting of the license and service elements, then license revenue is recognized together with the consulting services using either the percentage-of-completion or completed-contract method of contract accounting. Contract accounting for both license and service elements is also applied to any software arrangements that include customer-specific acceptance criteria or where the license payment is tied to the performance of consulting services. Under the percentage-of- completion method, we estimate the stage of completion of contracts with fixed or “not to exceed” fees based on hours or costs incurred to date as compared with estimated total project hours or costs at completion. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized upon completion of the contract. When total cost estimates exceed revenues, we accrue for the estimated losses when identified. The use of the percentage-of-completion method of accounting requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in salaries and other costs. When adjustments in estimated contract costs are determined, such revisions may have the effect of adjusting, in the current period, the earnings applicable to performance in prior periods.

We generally use the residual method to recognize revenues from arrangements that include one or more elements to be delivered at a future date, when evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements (i.e., maintenance, consulting and training services) based on vendor-specific objective evidence (VSOE) is deferred and the remaining portion of the total arrangement fee is allocated to the delivered elements (i.e., software license). If evidence of the fair value of one or more of the undelivered services does not exist, all revenues are deferred and recognized when delivery of all of those services has occurred or when fair values can be established. We determine VSOE of the fair value of services revenues based upon our recent pricing for those services when sold separately. For certain transactions, VSOE of the fair value of maintenance services is determined based on a substantive maintenance renewal clause within a customer contract. Our current pricing practices are influenced primarily by product type, purchase volume, maintenance term and customer location. We review services sold separately and maintenance renewal rates on a periodic basis and update, when appropriate, our VSOE of fair value for such services to ensure that it reflects our recent pricing experience. Any increase in our VSOE assumptions of the fair value of maintenance services or consulting and training services would decrease the amount allocated to license revenue.

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

The income tax accounting process also involves estimating our actual current tax liability, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that it is more likely than not that all or a portion of our deferred tax assets will not be realized, we must establish a valuation allowance as a charge to income tax expense.

In the normal course of business, PTC and its subsidiaries are examined by various taxing authorities, including the Internal Revenue Service (IRS) in the United States. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. We are currently under audit by tax authorities in the U.S. and several foreign jurisdictions. Audits by tax authorities typically involve examination of the deductibility of certain permanent items, limitations on net operating losses and tax credits. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in material changes in our estimates.

As of September 30, 2008, we have a remaining valuation allowance of $66.0 million against net deferred tax assets. The valuation allowance includes $42.2 million in the U.S. against net deferred tax assets consisting primarily of foreign tax credits. The valuation allowance also includes $23.8 million recorded against net deferred tax assets in certain foreign jurisdictions consisting primarily of net operating loss carryforwards that will likely expire without being utilized.

Valuation of Assets and Liabilities Acquired in Business Combinations

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

Valuation of Goodwill and Acquired Intangible Assets

Our goodwill and net acquired intangible assets totaled $587.5 million and $325.1 million as of September 30, 2008 and 2007, respectively. As described in Note N of “Notes to Consolidated Financial Statements”, we have two reporting units: (1) our software products segment, and (2) our services segment. As of September 30, 2008 and 2007, goodwill and acquired intangible assets in the aggregate attributable to our software products segment was $563.2 million and $299.9 million, respectively, and attributable to our services segment was $24.3 million and $25.2 million, respectively.

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

The goodwill impairment test prescribed by SFAS 142, Goodwill and Other Intangible Assets, requires us to identify reporting units and to determine estimates of the fair values of our reporting units as of the date we test for impairment. To conduct these tests of goodwill, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeded its fair value, we would record an impairment loss equal to the difference between the carrying value of goodwill and its implied fair value. We estimate the fair values of our reporting units using discounted cash flow valuation models. Those models require estimates of future revenues, profits, capital expenditures, working capital and discount rates for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. We conduct our annual impairment test of goodwill and indefinite lived assets as of the end of the third quarter of each fiscal year. We completed our annual impairment review as of June 28, 2008 and concluded that no impairment charge was required as of that date. Revenue and operating margin projections are significant assumptions in our analysis. Adjusting those assumptions by 10% would not have had an impact on the results of our impairment analysis.

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

Accounting for Pensions

In the U.S., we sponsor a frozen pension plan covering mostly inactive participants. We make several assumptions that are used in calculating the expense and liability of this plan. These key assumptions include the expected long-term rate of return on plan assets and the discount rate. In selecting the expected long-term rate of return on assets, we consider the average future rate of earnings expected on the funds invested or to be invested to provide for the benefits under the pension plan. This includes considering the plan’s asset allocations and the expected returns likely to be earned over the life of this plan. The discount rate reflects the estimated rate at which an amount that is invested in a portfolio of high-quality debt instruments would provide the future cash flows necessary to pay benefits when they come due. In addition, our actuarial consultants determine the expense and liabilities of the plan using other assumptions for future experience, such as mortality rates. The actuarial assumptions used by us may differ materially from actual results due to changing market and economic conditions or longer or shorter life spans of the participants. Our actual results could differ materially from those we estimated, which could require us to record a greater amount of pension expense in future years. In determining our pension cost for 2008, 2007 and 2006, we used a discount rate of 6.25%, 5.75% and 5.50%, respectively, and an expected return on plan assets of 7.50% for each year.

Certain of our foreign subsidiaries also sponsor pension plans. Accounting and reporting for these plans requires the use of country-specific assumptions for discount rates and expected rates of return on assets. We apply a consistent methodology in determining the key assumptions that, in addition to future experience assumptions such as mortality rates, are used by our actuaries to determine our liability and expense for each of these plans. In determining our pension cost for 2008, 2007 and 2006, we used weighted average discount rates of 5.2%, 4.7% and 4.6%, respectively, and a weighted average expected return on plan assets of 5.7%, 3.8% and 3.9%, respectively.

In 2008 and 2007, our actual return on plan assets was a loss of $13.2 million and a gain of $6.3 million, respectively. Recent distress in the financial markets has had an adverse impact on financial market activities including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuation of others. Subsequent to year end (through October 31, 2008), the fair value of our pension assets have declined further and returns are significantly below our expected rates of return. If actual returns continue to be below our expected rate of return, it will impact the amount and timing of future contributions and expense for these plans.

The most sensitive assumptions used in calculating the expense and liability of our pension plans are the discount rate and the expected return on plan assets. A 50 basis point change to our discount rate and expected return on plan assets assumptions would have changed our pension expense for the year ended September 30, 2008 by approximately $1.5 million. A 50 basis point decrease in our discount rate assumptions would increase our projected benefit obligation as of September 30, 2008 by approximately $9.0 million.

Allowance for Accounts and Other Receivables

Management judgment is required in assessing the collectibility of customer accounts and other receivables, for which we generally do not require collateral. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In determining the adequacy of the allowance for doubtful accounts, management specifically analyzes individual accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic conditions, accounts receivable aging trends and changes in our customer payment terms. Our customer base consists of large numbers of geographically diverse customers dispersed across many industries, and no individual customer comprised more than 10% of our net accounts receivable for any period presented. The following table summarizes our accounts receivable and related reserve balances at September 30, 2008 and 2007:

	September 30,
	2008	2007
	(Dollar amounts in thousands)
Gross accounts receivable	$206,660	$220,970
Allowances for doubtful accounts	(5,151)	(3,869)

Net accounts receivable	$201,509	$217,101

Accounts receivable reserves as a percentage of gross accounts receivable	2.5%	1.8%

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

Restructuring Charges

We periodically record restructuring charges resulting from restructuring our operations (including consolidations and/or relocations of operations), changes to our strategic plan, or managerial responses to declines in demand, increasing costs, or other market factors. The determination of restructuring charges requires management judgment and may include costs related to employee benefits, such as costs of severance and termination benefits, and estimates of costs for future lease commitments on excess facilities, net of estimated future sublease income. In determining the amount of the facilities charge, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates are reviewed quarterly based on known real estate market conditions and the credit-worthiness of subtenants, and may result in revisions to established facility reserves. We had accrued $11.7 million as of September 30, 2008 related to excess facilities (compared to $16.9 million at September 30, 2007), representing gross lease commitments with agreements expiring at various dates through 2013 of approximately $25.7 million, net of committed and estimated sublease income of approximately $13.8 million and a present value factor of $0.2 million. We have entered into signed sublease arrangements for approximately $13.2 million, with the remaining $0.6 million based on future estimated sublease arrangements. If our sublease assumptions prove to be inaccurate, we may need to make changes in these estimates that would affect our results of operations and potentially our financial condition.

Liquidity and Capital Resources

	September 30,
	2008	2007	2006
	(in thousands)
Cash and cash equivalents	$256,941	$263,271	$183,448

Activity for the year included the following:
Cash provided by operating activities	$222,240	$127,374	$65,281
Cash used by investing activities	(287,031)	(55,149)	(94,556)
Cash provided (used) by financing activities	62,457	(1,024)	6,427
Cash provided by operating activities included the following:
Cash disbursements for restructuring and other charges	(25,080)	(14,716)	(15,239)
Cash used by investing activities included the following:
Cash paid to acquire businesses, net of cash acquired	(261,592)	(27,120)	(75,084)
Cash provided (used) by financing activities included the following:
Net borrowings under revolving credit facility	88,139	—	—
Repurchases of common stock	(27,297)	(9,952)	—

We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. The portfolio is invested in short-term instruments to ensure cash is available to meet requirements as needed.

Cash and cash equivalents

The decrease in cash and cash equivalents in 2008 compared to 2007 was due primarily to cash paid to acquire businesses of $261.6 million, $25.4 million for additions to property and equipment and $27.3 million used to repurchase common stock, partially offset by $222.2 million of cash provided by operations and $88.1 million of net borrowings under our revolving credit facility. The increase in cash and cash equivalents in 2007 was due primarily to $127.4 million of cash provided by operations and $9.1 million of proceeds from the issuance of common stock (net of cash paid for withholding taxes in connection with settlement of restricted stock units) partially offset by $31.1 million paid for acquisitions, $24.1 million for additions to property and equipment and $10.0 million used to repurchase common stock.

Cash provided by operating activities

2008 compared to 2007

The increase in cash provided by operating activities was primarily due to:

•	higher profitability (income before income taxes increased $19.2 million to $118.9 million in 2008 from $99.7 million in 2007); and

•	higher receivables collections in 2008 compared to 2007. Days sales outstanding decreased to 61 days as of the end of 2008 compared to 74 days as of the end of 2007.

DSO at the end of 2007 was adversely affected by the timing of revenue recorded and the impact of extended payment term deals we offered to customers during 2007 and 2006. We offer these terms to some customers with established payment and credit histories.

We provided extended payment terms on internally financed transactions accounting for approximately $26 million of revenue in both 2008 and 2007 and $51 million of revenue in 2006. Other assets in the accompanying consolidated balance sheets include non-current receivables from customers related to extended payment term contracts totaling $16.3 million and $25.3 million at September 30, 2008 and 2007, respectively.

2007 compared to 2006

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

Cash used by investing activities

In 2008, we paid, net of cash acquired, $247.5 million for CoCreate, $13.1 million for LBS and $1.0 million for DHI. In 2007, we paid, net of cash acquired, $6.7 million for NC Graphics, $16.6 million for ITEDO, $2.3 million for NetRegulus and $1.5 million related to the Cadtrain acquisition. In 2006, we paid, net of cash acquired, $64.4 million for Mathsoft, $9.9 million for the DENC and Cadtrain acquisitions and $0.8 million related to the Arbortext acquisition. Further, during 2007, we acquired the remaining equity interest in a controlled subsidiary for $4.0 million. Cash used for additions to property, equipment and intangible assets was $25.4 million, $24.1 million and $19.5 million in 2008, 2007 and 2006, respectively. Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements.

Cash provided (used) by financing activities

The increase in cash provided by financing activities 2008 compared to 2007 was primarily due to $88.1 million of net borrowings under our revolving credit facility. That increase was partially offset by: $27.3 million used to repurchase common stock in 2008, compared to $10.0 million in 2007; lower proceeds from the issuance of common stock under employee stock plans, which were $12.7 million in 2008 compared to $15.6 million in 2007; and $10.7 million of cash used to pay employee withholding taxes related to restricted stock and restricted stock units that vested during 2008, compared to $6.5 million in 2007. The increase in cash used by financing activities in 2007 compared to 2006 was due primarily to the repurchase of common stock for $10.0 million. Cash proceeds from the issuance of our common stock under our stock plans were $12.7 million, $15.6 million and $7.8 million 2008, 2007 and 2006, respectively. During 2008, 2007 and 2006, we used $10.7 million, $6.5 million and $0.1 million, respectively, to pay employee withholding taxes related to restricted stock units that vested during the period in lieu of issuing shares to employees with respect to those awards. Cash provided by financing activities in 2006 was net of $0.9 million of costs incurred to obtain our revolving credit facility described below.

Share Repurchase Authorization

On May 14, 2008, our Board of Directors authorized us to use up to $50 million of cash from operations to repurchase shares of our common stock in the form of open market purchases and, on November 20, 2008, increased that amount to $100 million. This authorization revoked all previous share repurchase authorizations and will expire on May 14, 2009 unless earlier revoked. In 2008, we repurchased 1.7 million shares for $27.3 million, including 0.3 million shares at a cost of $5.3 million under the current authorization. Additionally, in the first quarter of 2009 through November 25, 2008 we repurchased 0.3 million shares at a cost of $3.3 million. Future repurchases of shares will reduce our cash balances.

Credit Facility

Subject to the terms of the credit facility agreement, we may borrow funds up to $230 million, repay the same in whole or in part and re-borrow at any time through February 20, 2011 when all amounts outstanding will be due and payable in full. Although we have the contractual right to borrow these funds under the credit facility, conditions in the credit markets may preclude our ability to draw those funds if we were to seek to do so.

On November 28, 2007, in connection with our acquisition of CoCreate, we borrowed $220 million under our credit facility in two tranches: $36 million that accrued interest at the Eurodollar-based borrowing rate, and an alternate currency loan of 124.6 million Euros, equivalent to $184 million at the borrowing date. We repaid the $36 million loan in full in the first six months of 2008 and we repaid 61.7 million Euros of the alternate currency loan in 2008. As of September 30, 2008, the amount outstanding under the revolving credit facility was 62.9 million Euros, which was equivalent to $88.5 million on that date.

The current loan matures on November 28, 2008 and accrues interest at 5.7175% per annum. Upon the due date, and subsequent due dates, we may either repay the amount outstanding or roll over the amount outstanding with new short term loans at the then current interest rates under the credit facility.

For a description of the terms and conditions of the credit facility, including limitations on our ability to undertake certain actions, see “Note H. Commitments and Contingencies” in the Notes to Consolidated Financial Statements of this Form 10-K.

Expectations for Fiscal 2009

We believe that existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements through at least the next twelve months.

During 2009, we expect to use cash to repurchase our shares and may use cash to reduce amounts outstanding under our revolving credit facility. Capital expenditures are currently anticipated to be approximately $26 million. In addition, we expect to make cash disbursements estimated at $14 million for restructuring charges incurred in 2008 and prior periods.

We have evaluated, and expect to continue to evaluate, possible strategic transactions on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible strategic transactions. Our cash position could be reduced and we may incur additional debt obligations to the extent we complete any significant transactions.

Contractual Obligations

We lease office facilities and certain equipment under operating leases that expire at various dates through 2014, including an operating lease agreement related to our headquarters office in Needham, Massachusetts entered into in 2000, which expires in December 2012, subject to certain renewal rights. These leases qualify for operating lease accounting treatment and, as such, are not included on our balance sheet. At September 30, 2008, our contractual obligations, including future minimum lease payments, net of sublease income, under noncancellable operating leases, are as follows:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Capital lease obligations	$0.2	$0.2	$—	$—	$—
Operating leases(1)	115.9	40.6	50.3	24.7	0.3
Purchase obligations(2)	31.9	18.5	11.5	1.9	—
Pension liabilities(3)	28.0	3.7	13.8	10.5	—
Unrecognized tax benefits(4)	21.9	—	—	—	—

Total	$197.9	$63.0	$75.6	$37.1	$0.3

(1)	The future minimum lease payments above include minimum future lease payments for excess facilities, net of expected sublease income under existing sublease arrangements. See Note H of “Notes to Consolidated Financial Statements.”
(2)	Purchase obligations represent minimum commitments due to third parties, including royalty contracts, research and development contracts, telecommunication contracts, information technology maintenance contracts in support of internal-use software and hardware and other marketing and consulting contracts. Contracts for which our commitment is variable based on volumes, with no fixed minimum quantities, and contracts that can be cancelled without payment penalties have been excluded. The purchase obligations included above are in addition to amounts included in current liabilities recorded on our September 30, 2008 consolidated balance sheet.
(3)	These obligations relate to our U.S. and international pension plans. These liabilities are not subject to fixed payment terms. Payments have been estimated based on the plans’ current funded status and actuarial assumptions. In addition, we may, at our discretion, make additional voluntary contributions to the plans. See Note M of “Notes to Consolidated Financial Statements” for further discussion. Subsequent to year-end, the fair value of our pension assets has declined due to adverse conditions in the equity markets. Continued actual returns below our expected rates of return may impact the amount and timing of future contributions to these plans.
(4)	As of September 30, 2008, we had recorded total unrecognized tax benefits of $26.3 million ($21.9 million net of tax benefits from other jurisdictions). This liability is not subject to fixed payment terms and the amount and timing of payments, if any, that we will make related to this liability are not known. See Note G of “Notes to Consolidated Financial Statements” for additional information.

In November 2008, we entered into a lease agreement in the U.S. for one of our research and development centers for approximately 90,000 square feet of office space under construction which we expect to occupy in September 2009. The lease has an initial term of ten and a half years with total gross minimum lease payments of $15.5 million due under the lease.

As of September 30, 2008, we had letters of credit and bank guarantees outstanding of approximately $4.8 million (of which $1.7 million was collateralized), primarily related to the lease of our headquarters in Needham, Massachusetts.

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

Recent Accounting Pronouncements

In accordance with recently issued accounting pronouncements, we will be required to comply with certain changes in accounting rules and regulations.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (EITF 03-6-1). EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in EITF 03-6-1. We will be subject to EITF 03-6-1 beginning in fiscal 2010, which begins on October 1, 2009. We have not yet determined the impact, if any, of EITF 03-6-1 on our consolidated financial statements.

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

Business Combinations

In December 2007, the FASB issued Statement No. 141(R), Business Combinations (SFAS 141(R)) and Statement No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). These statements will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. SFAS 141(R) requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize preacquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; and (vii) capitalize acquisition- related restructuring costs only if the criteria in SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, are met as of the acquisition date. In addition, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of acquisition.

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

Determination of the Useful Lives of Intangible Assets

In April 2008, the FASB issued FASB Staff Position No.142-3, Determination of Useful Lives of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets (SFAS 142). FSP 142-3 is intended to improve consistency between the useful life of an intangible asset determined under SFAS 142 and the expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact, if any, that the adoption of FSP 142-3 in our fiscal 2010 will have on our consolidated financial position, results of operations and cash flows.

Fair Value Measurements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (SFAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, in January 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 permits entities to elect to defer the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We have elected to defer the adoption of SFAS 157 with respect to those assets and liabilities permitted by FSP 157-2. We do not believe the adoption of SFAS 157 and FSP 157-2 will have a material impact on our consolidated financial position, results of operations or cash flows.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years, with early adoption permitted. We do not currently plan on utilizing the fair value option as outlined in SFAS 159 and we do not believe the adoption of SFAS 159 in our fiscal 2009 will have a material effect on our consolidated financial position, results of operations or cash flows.

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

Our non-U.S. revenues generally are transacted through our non-U.S. subsidiaries and typically are denominated in their local currency. In addition, our non-U.S. expenses that are incurred by our non-U.S. subsidiaries typically are denominated in their local currency. Approximately 66%, 61% and 57% of our total revenue was from sales to customers outside of North America in 2008, 2007 and 2006, respectively. Approximately 52%, 46% and 42% of our total expenses were incurred by our subsidiaries domiciled outside of North America in 2008, 2007 and 2006, respectively.

Our exposure to foreign currency exchange rate fluctuations arises in part from intercompany transactions, with most intercompany transactions occurring between a U.S. dollar functional currency entity and a foreign currency denominated entity. Intercompany transactions typically are denominated in the local currency of the non-U.S. subsidiary in order to centralize foreign currency risk. Also, both PTC (the parent company) and our non-U.S. subsidiaries may transact business with our customers and vendors in a currency other than their functional currency (transaction risk). In addition, we are exposed to foreign exchange rate fluctuations as the financial results and balances of our non-U.S. subsidiaries are translated into U.S. dollars (translation risk). If sales to customers outside of the United States increase, our exposure to fluctuations in foreign currency exchange rates could increase.

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

Generally, we do not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized immediately in earnings. Because we enter into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Gains and losses on forward contracts and foreign denominated receivables and payables are included in other expense, net. As of September 30, 2008, we had outstanding forward contracts with notional amounts equivalent to $154.7 million ($61.7 million between the Euro and U.S. Dollar, $34.5 million in British Pounds ($25.0 million between the British Pound and the Euro and $9.5 million between the British Pound and the U.S. Dollar), $19.9 million between the Indian Rupee and the

U.S. Dollar, $12.3 million between the Chinese Renminbi and the U.S. Dollar, $10.1 million between the Japanese Yen and the U.S. Dollar, and $16.3 million in other currencies). As of September 30, 2007, we had $91.0 million ($40.5 million in Euros, $31.1 million in British Pounds, $7.1 million in Japanese Yen, $1.6 million in Korean Won and $10.7 million in other currencies).

We periodically use foreign currency option contracts to hedge specific forecasted net cash flow transactions that are derived from anticipated non-U.S. revenue. Foreign currency option contracts are designated as cash flow hedges for accounting purposes and changes in the fair value of the option contract are deferred in accumulated other comprehensive income and reclassified into earnings when the underlying forecasted transaction impacts earnings. As of September 30, 2008 and 2007, there were no foreign currency option contracts outstanding.

Debt

As of September 30, 2008, the amount outstanding under our variable-rate revolving credit facility was 62.9 million Euros, which was equivalent to $88.5 million on that date. The current loan matures on November 28, 2008 and accrues interest at 5.7175% per annum. Upon the due date, and subsequent due dates, we may either repay the amount outstanding or roll over the amount outstanding with new short term loans at the then current interest rates under the credit facility. This Euro-denominated loan is subject to foreign currency rate risk. Additionally, the entire amount is subject to interest rate risk as interest rates will be adjusted at the respective due date to the extent such amounts are not repaid. The impact would be partially mitigated by the floating rate interest earned on excess cash. If there was a hypothetical 10% change in interest rates, the annual net impact to earnings and cash flows would be approximately $0.5 million. This hypothetical change in cash flows and earnings has been calculated based on the borrowings outstanding at September 30, 2008 and the current interest rate of 5.7175% per annum applied over a one-year period.

Cash and cash equivalents

As of September 30, 2008, cash equivalents were invested in highly liquid investments with maturities of three months or less when purchased. We invest our cash with highly rated financial institutions in North America, Europe and Asia-Pacific and in diversified domestic and international money market mutual funds. At September 30, 2008, we had cash and cash equivalents of $50.2 million in the United States, $134.0 million in Europe, $40.5 million in Japan and $32.2 million in other non-U.S. countries, principally in Asia-Pacific. Given the short maturities and investment grade quality of the portfolio holdings at September 30, 2008, a hypothetical 10% change in interest rates would not materially affect the fair value of our cash and cash equivalents.

Our invested cash is subject to interest rate fluctuations and, for non-U.S. operations, foreign currency risk. In a declining interest rate environment, we would experience a decrease in interest income. The opposite holds true in a rising interest rate environment. Over the past several years, the U.S. Federal Reserve Board, European Central Bank and Bank of England have changed certain benchmark interest rates, which have led to declines and increases in market interest rates. These changes in market interest rates have resulted in fluctuations in interest income earned on our cash and cash equivalents. Interest income will continue to fluctuate based on changes in market interest rates and levels of cash available for investment. Our consolidated cash balances were impacted unfavorably in 2008 and favorably in 2007 and 2006 by the weakening and strengthening, respectively, of foreign currencies relative to the U.S. dollar, particularly with respect to the Euro and the Japanese Yen.

ITEM 8.	Financial Statements and Supplementary Data

The consolidated financial statements and notes to the consolidated financial statements are attached as APPENDIX A.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, we concluded that our disclosure controls and procedures were effective as of September 30, 2008.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management excluded CoCreate from its assessment of internal control over financial reporting as of September 30, 2008 because it was acquired by us in a purchase business combination during the first quarter of 2008. CoCreate’s total assets and total revenues represented less than 3% and 7%, respectively, of our related consolidated financial statement amounts as of and for the year ended September 30, 2008.

Based on this assessment and those criteria, our management concluded that, as of September 30, 2008, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of September 30, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears under Item 8.

Remediation of Prior Period Material Weakness

As previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2007, we concluded that as of September 30, 2007 we did not maintain effective control procedures over the accounting for income taxes, including the determination and reporting of accrued income taxes, deferred taxes and the related income tax provision. Specifically, that we did not have adequate personnel to enable us to properly consider and apply generally accepted accounting principles for taxes, review and monitor the accuracy and completeness of the components of the income tax provision calculations and the related deferred taxes and accrued income taxes, ensure that the rationale for certain tax positions was appropriate, and ensure that effective oversight of the work performed by our outside tax advisors was exercised.

We implemented the following changes in our internal control over financial reporting during the fourth quarter of 2008 that contributed to the remediation of the material weakness described above:

•	we hired additional tax professionals experienced in income tax accounting;

•	we improved documentation and procedures for accounting for income taxes thereby enabling the controls over those processes to operate more effectively; and

•	we increased the level of review and discussion of significant tax matters and supporting documentation with senior financial management.

Change in Internal Control over Financial Reporting

The changes we made to remedy the prior period material weakness described above were the only changes in our internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

On November 20, 2008, PTC’s Board of Directors increased by $50 million the amount of cash from operations that may be used to repurchase shares of PTC common stock through May 14, 2009, such that we are now authorized to use up to $100 million of cash from operations to purchase shares of our common stock. We intend to continue repurchases of our shares in the open market.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our directors and executive officers, including the qualifications of certain members of the Audit Committee of our Board of Directors, may be found in the sections captioned “Proposal 1: Elect Three Directors,” “Our Directors,” “The Committees of the Board,” “Certain Relationships” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in our 2009 Proxy Statement. We incorporate that information into this Item 10 by reference.

Our executive officers are:

Name	Age	Position
C. Richard Harrison	53	Chief Executive Officer and President
Barry F. Cohen	64	Executive Vice President, Strategic Services and Partners
Paul J. Cunningham	46	Executive Vice President, Worldwide Sales
Anthony DiBona	53	Executive Vice President, Global Maintenance Support
James E. Heppelmann	44	Executive Vice President and Chief Product Officer
Cornelius F. Moses	50	Executive Vice President and Chief Financial Officer
Aaron C. von Staats	42	Corporate Vice President, General Counsel and Clerk

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

Mr. von Staats has been Corporate Vice President, General Counsel and Secretary since March 2008. Prior to that, he served as Senior Vice President, General Counsel and Clerk from February 2003 to February 2008, prior to that he served as Vice President, North American Counsel from December 2001 through January 2003.

Code of Business Conduct and Ethics

We have adopted the PTC Code of Business Conduct and Ethics, a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, and Controller, as well as others. A copy of the PTC Code of Business Conduct and Ethics is publicly available on our website at www.ptc.com. If we make any substantive amendments to the PTC Code of Business Conduct and Ethics or grant any waiver, including any implicit waiver, from a provision of the code that is applicable to our Chief Executive Officer, Chief Financial Officer or Controller, we will disclose the nature of such amendment or waiver in a current report on Form 8-K.

ITEM 11.	Executive Compensation

Information with respect to director and executive compensation may be found under the headings captioned “Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” appearing in our 2009 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item with respect to security ownership and our equity compensation plans may be found under the headings captioned “Information About PTC Common Stock Ownership” and “Equity Compensation Plan Information” in our 2009 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item may be found under the headings “Independence,” “Review of Transactions with Related Persons” and “Transactions with Related Persons” appearing in our 2009 Proxy Statement. Such information is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

Information with respect to this item may be found under the heading “Information About Our Independent Registered Public Accounting Firm” appearing in our 2009 Proxy Statement. Such information is incorporated herein by reference.

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

(c) Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of November, 2008.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below, on the 26th day of November, 2008.

Signature	Title
(i) Principal Executive Officer:

/s/ C. RICHARD HARRISON C. Richard Harrison	Chief Executive Officer and President

(ii) Principal Financial and Accounting Officer:

/s/ CORNELIUS F. MOSES, III Cornelius F. Moses, III	Executive Vice President and Chief Financial Officer

(iii) Board of Directors:

/s/ NOEL G. POSTERNAK Noel G. Posternak	Chairman of the Board of Directors

/s/ ROBERT N. GOLDMAN Robert N. Goldman	Director

/s/ DONALD K. GRIERSON Donald K. Grierson	Director

/s/ C. RICHARD HARRISON C. Richard Harrison	Director

/s/ JAMES E. HEPPELMANN James E. Heppelmann	Director

/s/ OSCAR B. MARX, III Oscar B. Marx, III	Director

/s/ MICHAEL E. PORTER Michael E. Porter	Director

EXHIBIT INDEX

Exhibit Number		Exhibit
2.1	—	Share Purchase Agreement dated October 31, 2007 by and among Parametric Technology GmBH, Parametric Technology Corporation, CoCreate Software GmBH, and the Sellers named therein (filed as Exhibit 2.1 to our Current Report on Form 8-K dated December 3, 2007 and incorporated herein by reference).

3.1(a)	—	Restated Articles of Organization of Parametric Technology Corporation adopted February 4, 1993 (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1996 (File No. 0-18059) and incorporated herein by reference).

3.1(b)	—	Articles of Amendment to Restated Articles of Organization adopted February 9, 1996 (filed as Exhibit 4.1(b) to our Registration Statement on Form S-8 (Registration No. 333-01297) and incorporated herein by reference).

3.1(c)	—	Articles of Amendment to Restated Articles of Organization adopted February 13, 1997 (filed as Exhibit 4.1(b) to our Registration Statement on Form S-8 (Registration No. 333-22169) and incorporated herein by reference).

3.1(d)	—	Articles of Amendment to Restated Articles of Organization adopted February 10, 2000 (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000 (File No. 0-18059) and incorporated herein by reference).

3.1(e)	—	Certificate of Vote of Directors establishing Series A Junior Participating Preferred Stock (filed as Exhibit 3.1(e) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 0-18059) and incorporated herein by reference).

3.1(f)	—	Articles of Amendment to Restated Articles of Organization adopted February 28, 2006 (filed as Exhibit 3.1(f) to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2006 (File No. 0-18059) and incorporated herein by reference).

3.2	—	By-Laws, as amended and restated, of Parametric Technology Corporation (filed as Exhibit 3.1 to our Current Report on Form 8-K dated September 23, 2008 (File No. 0-18059) and incorporated herein by reference).

4.1	—	Rights Agreement effective as of January 5, 2001 between Parametric Technology Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 0-18059) and incorporated herein by reference).

10.1.1*	—	Parametric Technology Corporation 2000 Equity Incentive Plan.

10.1.2*	—	Form of Restricted Stock Agreement (Non-Employee Director) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005 (Filed No. 0-18059) and incorporated herein by reference).

10.1.3*	—	Form of Restricted Stock Agreement (Employee) (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005 (Filed No. 0-18059) and incorporated herein by reference).

10.1.4*	—	Form of Restricted Stock Unit Certificate (U.S.) (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005 (Filed No. 0-18059) and incorporated herein by reference).

10.1.5	—	Form of Restricted Stock Unit Certificate (Non-U.S.) (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005 (Filed No. 0-18059) and incorporated herein by reference).

Exhibit Number		Exhibit
10.1.6*	—	Form of Incentive Stock Option Certificate (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005 (Filed No. 0-18059) and incorporated herein by reference).

10.1.7*	—	Form of Nonstatutory Stock Option Certificate (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005 (Filed No. 0-18059) and incorporated herein by reference).

10.1.8*	—	Form of Stock Appreciation Right Certificate (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005 (Filed No. 0-18059) and incorporated herein by reference).

10.2*	—	Parametric Technology Corporation 1997 Incentive Stock Option Plan (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 0-18059) and incorporated herein by reference).

10.3*	—	Amendment to Parametric Technology Corporation 1997 Incentive Stock Option Plan (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 (File No. 0-18059) and incorporated herein by reference).

10.4	—	Parametric Technology Corporation 1997 Nonstatutory Stock Option Plan (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 0-18059) and incorporated herein by reference).

10.6*	—	Parametric Technology Corporation 1996 Directors Stock Option Plan, as amended (filed as Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1999 (File No. 0-18059) and incorporated herein by reference).

10.7*	—	Amended and Restated Executive Agreement with C. Richard Harrison, Chief Executive Officer, dated June 26, 2008 (filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 27, 2008 (File No. 0-18059) and incorporated herein by reference).

10.8*	—	Form of Amended and Restated Executive Agreement entered into with each of Mr. Moses, Mr. Cohen, Mr. Cunningham, Mr. Heppelmann, Mr. DiBona, and Mr. von Staats (filed as Exhibit 10.2 to our Current Report on Form 8-K dated June 27, 2008 (File No. 0-18059) and incorporated herein by reference).

10.9*	—	Consulting Agreement with Michael E. Porter dated July 30, 2008 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008 (File No. 0-18059) and incorporated herein by reference).

10.10*	—	Executive Incentive Performance Plan (filed as Exhibit 10.22 to our Annual Report on Form 10-K for our fiscal year ended September 30, 2004 (File No. 0-18059) and incorporated herein by reference).

10.11*	—	Director compensation information (filed as Exhibit 10 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008 (File No. 0-18059) and incorporated herein by reference).

10.12*	—	Compensatory arrangements with Executive Officers.

10.13	—	Lease dated December 14, 1999 by and between PTC and Boston Properties Limited Partnership (filed as Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 0-18059) and incorporated herein by reference).

10.14	—	Amended and Restated Lease Agreement dated as of January 1, 1995 between United Trust Fund Limited Partnership and Computervision Corporation (filed as Exhibit 10.20 to the Annual Report on Form 10-K of Computervision Corporation for the fiscal year ended December 31, 1995 (File No. 1-7760/0-20290) and incorporated herein by reference).

Exhibit Number		Exhibit
10.15	—	Credit Agreement dated February 21, 2006 by and among Parametric Technology Corporation, KeyBank National Association, Bank of America, N.A., Citizens Bank of Massachusetts, Sovereign Bank, Citicorp USA, Inc., JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2006 (File No 0-18059) and incorporated herein by reference).

21.1	—	Subsidiaries of Parametric Technology Corporation.

23.1	—	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

31.1	—	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a).

31.2	—	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a).

32**	—	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

*	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of PTC participates.
**	Indicates that the exhibit is being furnished with this report and is not filed as a part of it.

APPENDIX A

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$256,941	$263,271
Accounts receivable, net of allowance for doubtful accounts of $5,151 and $3,869 at September 30, 2008 and 2007, respectively	201,509	217,101
Prepaid expenses	28,474	23,972
Other current assets	82,136	62,922
Deferred tax assets	28,434	27,365

Total current assets	597,494	594,631
Property and equipment, net	55,253	54,745
Goodwill	405,195	244,497
Acquired intangible assets, net	182,342	80,555
Deferred tax assets	71,175	69,969
Other assets	38,114	45,916

Total assets	$1,349,573	$1,090,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$88,505	$—
Accounts payable	16,710	18,715
Accrued expenses and other current liabilities	58,701	55,138
Accrued compensation and benefits	83,432	80,595
Accrued income taxes	24,122	16,857
Deferred tax liabilities	244	—
Customer advances	43,801	40,297
Deferred revenue	250,838	218,740

Total current liabilities	566,353	430,342
Deferred tax liabilities	30,768	—
Deferred revenue	7,457	8,424
Other liabilities	42,470	57,040

Total liabilities	647,048	495,806

Commitments and contingencies (Note H)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 115,726 and 114,704 shares issued and outstanding at September 30, 2008 and 2007, respectively	1,157	1,147
Additional paid-in capital	1,778,694	1,759,459
Accumulated deficit	(1,060,050)	(1,132,565)
Accumulated other comprehensive loss	(17,276)	(33,534)

Total stockholders’ equity	702,525	594,507

Total liabilities and stockholders’ equity	$1,349,573	$1,090,313

The accompanying notes are an integral part of these consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended September 30,
	2008	2007	2006
Revenue:
License	$316,191	$296,125	$263,471
Service	754,139	645,154	584,512

Total revenue	1,070,330	941,279	847,983

Costs and expenses:
Cost of license revenue	29,255	16,083	12,218
Cost of service revenue	301,531	274,727	257,522
Sales and marketing	306,880	292,215	273,018
Research and development	182,022	162,351	146,957
General and administrative	87,829	79,777	77,634
Amortization of acquired intangible assets	15,579	7,467	6,074
In-process research and development	1,887	544	2,100
Restructuring and other charges	20,102	15,347	5,947

Total costs and expenses	945,085	848,511	781,470

Operating income	125,245	92,768	66,513
Interest income	10,056	9,868	5,443
Interest expense	(7,823)	(583)	(584)
Other expense, net	(8,592)	(2,393)	(1,160)

Income before income taxes	118,886	99,660	70,212
Provision for (benefit from) income taxes	39,184	(43,996)	13,408

Net income	$79,702	$143,656	$56,804

Earnings per share—Basic	$0.70	$1.27	$0.52
Earnings per share—Diluted	$0.68	$1.22	$0.50
Weighted average shares outstanding—Basic	113,703	112,734	109,849
Weighted average shares outstanding—Diluted	117,870	117,494	113,382

The accompanying notes are an integral part of these consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended September 30,
	2008	2007	2006
Cash flows from operating activities:
Net income	$79,702	$143,656	$56,804
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	44,396	36,445	38,207
Depreciation and amortization	60,021	39,199	33,887
Provision for loss on accounts receivable	2,397	1,916	1,525
Benefit from deferred income taxes	(2,740)	(70,659)	(1,553)
In-process research and development	1,887	544	2,100
Non-cash loss on liquidation of subsidiaries	6,206	—	—
Other non-cash costs (credits), net	363	156	(64)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	42,006	(2,784)	(15,657)
Accounts payable and accrued expenses	(14,002)	(7,343)	(9,892)
Customer advances	—	232	7,685
Accrued compensation and benefits	762	3,787	2,547
Deferred revenue	2,077	(2,387)	3,655
Accrued income taxes, net of income tax receivable	7,318	9,987	(21,811)
Other current assets and prepaid expenses	114	(1,073)	3,215
Other noncurrent assets	(6,864)	(22,853)	(38,164)
Other noncurrent liabilities	(1,403)	(1,449)	2,797

Net cash provided by operating activities	222,240	127,374	65,281

Cash flows from investing activities:
Additions to property and equipment	(25,439)	(24,057)	(19,472)
Acquisitions of businesses, net of cash acquired	(261,592)	(27,120)	(75,084)
Acquisition of remaining equity interest in a controlled subsidiary	—	(3,972)	—

Net cash used by investing activities	(287,031)	(55,149)	(94,556)

Cash flows from financing activities:
Borrowings under revolving credit facility	220,000	—	—
Repayment of borrowings under revolving credit facility	(131,861)	—	—
Proceeds from issuance of common stock	12,701	15,649	7,831
Payments of withholding taxes in connection with settlement of restricted stock units	(10,724)	(6,533)	(117)
Repurchases of common stock	(27,297)	(9,952)	—
Credit facility origination costs	—	—	(897)
Tax benefit from stock-based awards	169	308	52
Payments of capital lease obligations	(531)	(496)	(442)

Net cash provided (used) by financing activities	62,457	(1,024)	6,427

Effect of exchange rate changes on cash and cash equivalents	(3,996)	8,622	1,873

Net (decrease) increase in cash and cash equivalents	(6,330)	79,823	(20,975)
Cash and cash equivalents, beginning of year	263,271	183,448	204,423

Cash and cash equivalents, end of year	$256,941	$263,271	$183,448

Supplemental disclosures of cash flow information:
Property and equipment acquired under capital leases	$—	$—	$260

The accompanying notes are an integral part of these consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 1, 2005	110,030	$1,100	$1,677,616	$(1,333,025)	$(48,786)	$296,905
Common stock issued for employee stock-based awards	1,850	19	7,812	—	—	7,831
Shares surrendered by employees to pay taxes related to restricted stock units	—	—	(117)	—	—	(117)
Compensation expense from stock-based awards	—	—	38,207	—	—	38,207
Tax benefit realized from stock-based awards	—	—	52	—	—	52
Net income	—	—	—	56,804	—	56,804
Foreign currency translation adjustment	—	—	—	—	1,742	1,742
Change in unrealized gain on investments	—	—	—	—	(443)	(443)
Minimum pension liability adjustment	—	—	—	—	4,891	4,891

Balance as of September 30, 2006	111,880	1,119	1,723,570	(1,276,221)	(42,596)	405,872
Common stock issued for employee stock-based awards	3,725	37	15,612	—	—	15,649
Shares surrendered by employees to pay taxes related to restricted stock units	(344)	(3)	(6,530)	—	—	(6,533)
Compensation expense from stock-based awards	—	—	36,445	—	—	36,445
Tax benefit realized from stock-based awards	—	—	308	—	—	308
Net income	—	—	—	143,656	—	143,656
Repurchases of common stock	(557)	(6)	(9,946)	—	—	(9,952)
Foreign currency translation adjustment	—	—	—	—	5,997	5,997
Change in unrealized gain on investments	—	—	—	—	(680)	(680)
Minimum pension liability adjustment	—	—	—	—	3,745	3,745

Balance as of September 30, 2007	114,704	1,147	1,759,459	(1,132,565)	(33,534)	594,507
Common stock issued for employee stock-based awards	3,290	33	12,668	—	—	12,701
Shares surrendered by employees to pay taxes related to restricted stock units	(604)	(6)	(10,718)	—	—	(10,724)
Compensation expense from stock-based awards	—	—	44,396	—	—	44,396
Tax benefit realized from stock-based awards	—	—	169	—	—	169
Net income	—	—	—	79,702	—	79,702
Repurchases of common stock	(1,664)	(17)	(27,280)	—	—	(27,297)
FIN 48 beginning retained earnings adjustment	—	—	—	(7,187)	—	(7,187)
Foreign currency translation adjustment	—	—	—	—	(1,389)	(1,389)
Minimum pension liability adjustment	—	—	—	—	17,647	17,647

Balance as of September 30, 2008	115,726	$1,157	$1,778,694	$(1,060,050)	$(17,276)	$702,525

The accompanying notes are an integral part of these consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year ended September 30,
	2008	2007	2006
Comprehensive income:
Net income	$79,702	$143,656	$56,804

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0 for all periods	(1,389)	5,997	1,742
Change in unrealized gain on investment securities, net of tax of $0 for all periods	—	(680)	(443)
Minimum pension liability adjustment, net of tax of $699 for 2008, $1,947 for 2007 and $0 for 2006	17,647	3,745	4,891

Other comprehensive income	16,258	9,062	6,190

Comprehensive income	$95,960	$152,718	$62,994

The accompanying notes are an integral part of these consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Description of Business and Basis of Presentation

Business

Parametric Technology Corporation (PTC) was incorporated in 1985 and is headquartered in Needham, Massachusetts. PTC develops, markets and supports product lifecycle management (PLM) software solutions and related services that help companies improve their processes for developing physical and information products. Our solutions, which include a suite of mechanical computer-aided design and document authoring tools and a range of Internet-based collaboration, content and process management, and publishing technologies, enable companies to create digital product content as represented by product designs and component-based documents, collaborate globally on the development of content with cross-functional teams consisting of members within an organization and from the extended enterprise, control content and automate processes over the course of a product’s lifecycle, configure content to match products and services, and communicate relevant product information across the extended enterprise and to customers through multiple channels using dynamic publications. Our software solutions are complemented by our services and technical support organizations, as well as third-party resellers and other strategic partners, who provide training, consulting, ancillary product offerings, implementation and support to customers worldwide.

Basis of Presentation

Our fiscal year-end is September 30. The consolidated financial statements include Parametric Technology Corporation, the parent company, and its wholly owned subsidiaries, including those operating outside the U.S. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

B. Summary of Significant Accounting Policies

Foreign Currency Translation

For our non-U.S. operations where the functional currency is the local currency, we translate assets and liabilities at exchange rates in effect at the balance sheet date and record translation adjustments in stockholders’ equity. For our non-U.S. operations where the U.S. dollar is the functional currency, we remeasure monetary assets and liabilities using exchange rates in effect at the balance sheet date and nonmonetary assets and liabilities at historical rates and record resulting exchange gains or losses in other expense, net in the consolidated statement of operations. We translate income statement amounts at average rates for the period. Transaction gains and losses are recorded in other expense, net in the consolidated statement of operations.

In the third quarter of 2008, we liquidated eight wholly-owned subsidiaries resulting in a $6.2 million non-cash loss. The non-cash loss resulted from the reclassification of the net cumulative translation adjustment from accumulated other comprehensive loss into earnings for these liquidated subsidiaries. The loss related to these subsidiaries was recorded in other expense, net in the accompanying consolidated statement of operations. The consolidated statement of comprehensive income for 2008 reflects an offsetting gain of $6.2 million resulting from the reclassification.

Revenue Recognition

We derive revenues from three primary sources: (1) software licenses, (2) maintenance services and (3) consulting and training services. Revenue by type for 2008, 2007 and 2006 was as follows:

	Year ended September 30,
	2008	2007	2006
	(in thousands)
License revenue	$316,191	$296,125	$263,471
Maintenance services revenue	497,536	408,412	369,186
Consulting and training services revenue	256,603	236,742	215,326

Total revenue	$1,070,330	$941,279	$847,983

Primarily, we apply the guidance of Statement of Position (SOP) No. 97-2, Software Revenue Recognition, and Statement of Position No. 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, both issued by the American Institute of Certified Public Accountants. In applying SOP 97-2, we exercise judgment and use estimates in connection with determining the amounts of software license and services revenues to be recognized in each accounting period.

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

Our software is distributed primarily through our direct sales force. In addition, we have an indirect distribution channel through alliances with resellers and, for our Mathsoft products, with distributors. Approximately 25% of our total revenue in 2008 was generated from our indirect distributor channel. Revenue arrangements with resellers are recognized on a sell-through basis; that is, when we deliver the product to the end-user customer. We do not offer contractual rights of return, stock balancing, or price protection to our resellers, and actual product returns from them have been insignificant to date. As a result, we do not maintain reserves for reseller product returns and related allowances. In contrast, revenue arrangements with distributors of our Mathsoft products have a contractual right to exchange product and are recognized on a sell-in basis; that is, when we ship the products to the distributor. As of September 30, 2008, 2007 and 2006, the value of Mathsoft product inventory held by distributors and the accrual that we have recorded for estimated product returns were not material.

At the time of each sale transaction, we must make an assessment of the collectibility of the amount due from the customer. Revenue is only recognized at that time if management deems that collection is probable. In making this assessment, we consider customer credit-worthiness and historical payment experience. At that same time, we assess whether fees are fixed or determinable and free of contingencies or significant uncertainties. If the fee is not fixed or determinable, revenue is recognized only as payments become due from the customer, provided that all other revenue recognition criteria are met. In assessing whether the fee is fixed or determinable, we consider the payment terms of the transaction, including transactions with payment terms that extend beyond our customary payment terms, and our collection experience in similar transactions without making concessions, among other factors. Our software license arrangements generally do not include customer acceptance provisions. However, if an arrangement includes an acceptance provision, we record revenue only upon the earlier of (1) receipt of written acceptance from the customer or (2) expiration of the acceptance period.

Our software arrangements often include implementation and consulting services that are sold separately under consulting engagement contracts or as part of the software license arrangement. When we determine that such services are not essential to the functionality of the licensed software and qualify as “service transactions” under SOP 97-2, we record revenue separately for the license and service elements of these arrangements, provided that appropriate evidence of fair value exists for the undelivered services (see discussion below). Generally, we consider that a service is not essential to the functionality of the software based on various factors, including if the services may be provided by independent third parties experienced in providing such consulting and implementation in coordination with dedicated customer personnel and whether the services result in any modification or customization of the software functionality. If an arrangement does not qualify for separate accounting of the license and service elements, then license revenue is recognized together with the consulting services using either the percentage-of-completion or completed-contract method of contract accounting. Contract accounting for both license and service elements is also applied to any software arrangements that include customer-specific acceptance criteria or where the license payment is tied to the performance of consulting services. Under the percentage-of- completion method, we estimate the stage of completion of contracts with fixed or “not to exceed” fees based on hours or costs incurred to date as compared with estimated total project hours or costs at completion. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized upon completion of the contract. When total cost estimates exceed revenues, we accrue for the estimated losses when identified. The use of the percentage-of-completion method of accounting requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in salaries and other costs. When adjustments in estimated contract costs are determined, such revisions may have the effect of adjusting, in the current period, the earnings applicable to performance in prior periods.

We generally use the residual method to recognize revenues from arrangements that include one or more elements to be delivered at a future date when evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements (i.e., maintenance, consulting and training services) based on vendor-specific objective evidence (VSOE) is deferred and the remaining portion of the total arrangement fee is allocated to the delivered elements (i.e., software license). If evidence of the fair value of one or more of the undelivered services does not exist, all revenues are deferred and recognized when delivery of all of those services has occurred or when fair values can be established. We determine VSOE of the fair value of services revenues based upon our recent pricing for those services when sold separately. For certain transactions, VSOE of the fair value of maintenance services is determined based on a substantive maintenance renewal clause within a customer contract. Our current pricing practices are influenced primarily by product type, purchase volume, maintenance term and customer location. We review services sold separately and maintenance renewal rates on a periodic basis and update, when appropriate, our VSOE of fair value for such services to ensure that it reflects our recent pricing experience. Any increase in our VSOE assumptions of the fair value of maintenance services or consulting and training services would decrease the amount allocated to license revenue.

Significant incremental discounts offered in multiple-element arrangements that would be characterized as separate elements are infrequent and are carved out of software license revenues under the residual method. In limited circumstances, where a customer receives a subscription-based license, license revenue is recognized ratably over the term of the arrangement. In limited circumstances, where the right to use the software license is contingent upon current payments of maintenance, fees for software license and maintenance are recognized ratably over the initial maintenance term.

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

When consulting service qualifies for separate accounting, consulting revenues under time and materials billing arrangements are recognized as the services are performed. Consulting revenues under fixed-priced contracts are generally recognized using the percentage-of-completion method. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. Reimbursements of out-of-pocket expenditures incurred in connection with providing consulting services are included in services revenue, with the offsetting expense recorded in cost of services revenue.

Training services include on-site training, classroom training, and computer-based training and assessment. Training revenues are recognized as the related training services are provided.

Deferred Revenue

Deferred revenue primarily relates to software maintenance agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and, if not yet paid, the related amount is included in other current assets. Billed but uncollected maintenance-related amounts included in other current assets at September 30, 2008 and 2007 were $76.8 million and $59.9 million, respectively. Deferred revenue consisted of the following:

	September 30,
	2008	2007
	(in thousands)
Deferred maintenance revenue	$228,841	$196,881
Deferred other service revenue	21,327	22,394
Deferred license revenue	8,127	7,889

Total deferred revenue	$258,295	$227,164

Cash, Cash Equivalents, Short-Term Investments and Marketable Investments

Our cash equivalents, short-term investments, and marketable investments are invested in debt instruments of financial institutions, government entities and corporations and in mutual funds. We have established guidelines relative to credit ratings, diversification and maturities that are intended to maintain safety and liquidity. Cash equivalents include highly liquid investments with maturity periods of three months or less when purchased. Short-term investments include those investments with maturities in excess of three months but less than one year. Marketable investments are those with maturities in excess of one year. Short-term investments and marketable investments as of September 30, 2008 and 2007 were not material.

Short-term investments and marketable investments are classified as available for sale and reported at fair value, with unrealized gains and losses included in the accumulated other comprehensive income (loss) component of stockholders’ equity and amortization or accretion of premium or discount included in interest income.

Concentration of Credit Risk and Fair Value of Financial Instruments

The amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short maturities. Financial instruments that potentially subject us to concentration of credit risk consist primarily of investments, trade accounts receivable and foreign currency derivative instruments. Our cash, cash equivalents, investments and foreign currency derivatives are placed with financial institutions with high credit standings. Our credit risk for derivatives is also mitigated due to the short-term nature of the contracts. Our customer base consists of large numbers of geographically diverse customers dispersed across many industries, and no individual customer comprised more than 10% of our net trade accounts receivable as of September 30, 2008 or 2007.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In determining the adequacy of the allowance for doubtful accounts, management specifically analyzes individual accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic conditions, accounts receivable aging trends and changes in our customer payment terms. Our allowance for doubtful accounts on trade accounts receivable was $5.2 million as of September 30, 2008, $3.9 million as of September 30, 2007, $4.9 million as of September 30, 2006 and $5.7 million as of September 30, 2005. Uncollectible trade accounts receivable written-off, net of recoveries, were $1.1 million, $2.9 million and $2.3 million in 2008, 2007 and 2006, respectively. Provisions for bad debt expense were $2.4 million, $1.9 million and $1.5 million in 2008, 2007 and 2006, respectively.

Transfers of Financial Assets

We offer our customers the option to purchase software and services through payment plans. Other assets in the accompanying consolidated balance sheets include non-current receivables from customers related to extended payment term contracts totaling $16.3 million and $25.3 million at September 30, 2008 and 2007, respectively. We occasionally transfer future payments under certain of these contracts to third-party financial institutions on a non-recourse basis. We record such transfers as sales of the related accounts receivable when we surrender control of such receivables under the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

Derivatives

We apply SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which sets forth accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in a hedging relationship or not, are required to be recorded on the balance sheet at fair value. SFAS 133 also requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met, and that we formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The effectiveness of the derivative as a hedging instrument is based on changes in its market value being highly correlated with changes in the market value of the underlying hedged item.

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

As of September 30, 2008, we had outstanding forward contracts with notional amounts equivalent to $154.7 million ($61.7 million between the Euro and U.S. Dollar, $34.5 million in British Pounds ($25.0 million between the British Pound and the Euro and $9.5 million between the British Pound and the U.S. Dollar), $19.9 million between the Indian Rupee and the U.S. Dollar, $12.3 million between the Chinese Renminbi and the U.S. Dollar, $10.1 million between the Japanese Yen and the U.S. Dollar, and $16.3 million in other currencies). As of September 30, 2007, we had $91.0 million ($40.5 million in Euros, $31.1 million in British Pounds, $7.1 million in Japanese Yen, $1.6 million in Korean Won and $10.7 million in other currencies).

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

Computer Software Costs

We incur costs to develop computer software to be licensed or otherwise marketed to customers. Research and development costs are expensed as incurred, except for costs of internally developed or externally purchased software that qualify for capitalization. Software development costs incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized and, upon general release, are amortized using the greater of either the straight-line method over the expected life of the related products or are amortized based upon the pattern in which economic benefits related to such assets are being realized. The straight-line method is used if it approximates the same amount of expense as that calculated using the ratio that current period gross product revenues bear to total anticipated gross product revenues. No internally-developed computer software costs were capitalized in 2008, 2007 or 2006. As described in Note E, $62.1 million, $13.1 million and $10.7 million of software was capitalized in connection with our acquisitions of businesses in 2008, 2007 and 2006, respectively, and is included in acquired intangible assets.

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

Long-lived assets primarily include property and equipment and intangible assets with finite lives (including purchased software, customer lists and trademarks). Purchased software is amortized over 1 to 8 years, customer lists are amortized over 2 to 11 years and trademarks are amortized over 1 to 9 years. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis.

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expenses incurred were $2.4 million, $2.7 million and $2.3 million in 2008, 2007 and 2006, respectively.

Income Taxes

Our income tax expense includes U.S. and international income taxes. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effects of these differences are reported as deferred tax assets and liabilities. Deferred tax assets are recognized for the estimated future tax effects of deductible temporary differences and tax operating loss and credit carryforwards. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that it is more likely than not that all or a portion of deferred tax assets will not be realized, we establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we include an expense within the tax provision in the consolidated statement of operations.

Effective October 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a new methodology by which companies must identify, recognize, measure and disclose in their financial statements the effects of any uncertain tax return reporting positions that the company has taken or expects to take.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss), which includes foreign currency translation adjustments, minimum pension liability adjustments, and changes in unrealized gains and losses on investment securities. For the purposes of comprehensive income disclosures, we do not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as we intend to reinvest permanently undistributed earnings of our foreign subsidiaries. Accumulated other comprehensive income (loss) is reported as a component of stockholders’ equity and as of September 30, 2008 and 2007 was comprised of cumulative translation adjustment gains of $7.9 million and $9.3 million, respectively, and minimum pension liability net of tax of $(25.2) million and $(42.8) million, respectively.

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

	Year ended September 30,
	2008	2007	2006
	(in thousands, except per share data)
Net income	$79,702	$143,656	$56,804

Weighted average shares outstanding	113,703	112,734	109,849
Dilutive effect of employee stock options, restricted shares and restricted stock units	4,167	4,760	3,533

Diluted weighted average shares outstanding	117,870	117,494	113,382

Basic earnings per share	$0.70	$1.27	$0.52
Diluted earnings per share	$0.68	$1.22	$0.50

Stock options to purchase 3.2 million, 3.5 million and 4.3 million shares for 2008, 2007 and 2006, respectively, had exercise prices per share that were greater than the average market price of our common stock for those periods. These shares were excluded from the computation of diluted EPS as their effect would have been anti-dilutive.

Stock-Based Compensation

We account for stock-based compensation under SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)). SFAS 123(R) requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option pricing model. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.

The fair value of restricted shares and restricted stock units granted in 2008, 2007 and 2006 was based on the fair market value of our stock on the date of grant. The weighted average fair value per share of restricted shares and restricted stock units granted in 2008, 2007 and 2006 was $17.95, $18.55 and $15.45, respectively. Pre-vesting forfeiture rates for purposes of determining stock-based compensation for 2008, 2007 and 2006 were estimated by us to be 0% for all periods for directors and executive officers, 4%, 4% and 6%, respectively, for vice president-level employees and 7%, 7% and 6%, respectively, for all other employees.

The following table shows total stock-based compensation expense recorded from our stock-based awards (see Note K for a description of the types of stock-based awards) as reflected in our consolidated statements of operations:

	Year ended September 30,
	2008	2007	2006
	(in thousands)
Cost of license revenue	$37	$138	$122
Cost of service revenue	9,172	7,412	7,539
Sales and marketing	12,230	8,984	9,526
Research and development	9,429	7,205	8,636
General and administrative	13,528	12,706	12,384

Total stock-based compensation expense	$44,396	$36,445	$38,207

The tax benefit recognized in the consolidated statement of operations related to stock-based compensation totaled $13.6 million, $31.1 million and $0.4 million in 2008, 2007 and 2006, respectively. The 2007 tax benefit related to stock-based compensation includes $17.8 million related to prior years recognized upon release of the valuation allowance in 2007 for the U.S. and a foreign jurisdiction as described in Note G.

As of September 30, 2008 total unrecognized compensation cost related to unvested awards expected to vest, including stock options, restricted shares and restricted stock units, was approximately $54.5 million. As of September 30, 2008, the weighted average remaining recognition period for unvested awards was 17 months.

Recent Accounting Pronouncements

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (EITF 03-6-1). EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in EITF 03-6-1. We will be subject to EITF 03-6-1 beginning in fiscal 2010, which begins on October 1, 2009. We have not yet determined the impact, if any, of EITF 03-6-1 on our consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those years, with early adoption encouraged. We do not believe the adoption of SFAS 161 in our fiscal 2010 will have a material effect on our consolidated financial position, results of operations or cash flows.

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

Determination of the Useful Lives of Intangible Assets

In April 2008, the FASB issued FASB Staff Position No.142-3, Determination of Useful Lives of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets (SFAS 142). FSP 142-3 is intended to improve consistency between the useful life of an intangible asset determined under SFAS 142 and the expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact, if any, that the adoption of FSP 142-3 in our fiscal 2010 will have on our consolidated financial position, results of operations and cash flows.

Fair Value Measurements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (SFAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, in January 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 permits entities to elect to defer the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We have elected to defer the adoption of SFAS 157 with respect to those assets and liabilities permitted by FSP 157-2. We do not believe the adoption of SFAS 157 and FSP 157-2 will have a material impact on our consolidated financial position, results of operations or cash flows.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years, with early adoption permitted. We do not currently plan on utilizing the fair value option outlined in SFAS 159 and we do not believe the adoption of SFAS 159 in our fiscal 2009 will have a material effect on our consolidated financial position, results of operations or cash flows.

C. Restructuring and Other Charges

As part of our continuing efforts to increase profitability, we are relocating certain business functions to locations, including China, where we are seeking to enhance our business presence and where labor costs are lower. In 2008 and 2007, we recorded restructuring charges of $20.1 million and $15.3 million, respectively. The restructuring charges included $10.7 million and $13.2 million in 2008 and 2007, respectively, for severance and related costs associated with 185 and 262 employees notified of termination during the respective periods, and $9.4 million and $2.1 million in 2008 and 2007, respectively, of costs related to excess facilities and other costs, including $1.5 million for costs incurred in connection with our integration of CoCreate which we acquired in the first quarter of 2008.

In 2006, we recorded a net restructuring charge of $5.9 million. The net restructuring charge included a $7.4 million charge for severance and related costs associated with 91 employees notified of termination during the period, partially offset by a credit of $1.5 million primarily related to a plan to reoccupy a portion of our headquarters facility that was previously vacated and included in restructuring costs in prior periods. The headquarters space was available for sublease and was being marketed, but was reoccupied due to space requirements related to our acquisition of Mathsoft.

The following table summarizes restructuring and other charges reserve activity for the three years ended September 30, 2008:

	Employee Severance and Related Benefits	Facility Closures and Other Costs	Total
	(in thousands)
Balance, October 1, 2005	$1,263	$30,259	$31,522
Charges (credits) to operations	7,449	(1,502)	5,947
Cash disbursements	(7,628)	(7,611)	(15,239)
Foreign currency impact	—	147	147

Balance, September 30, 2006	1,084	21,293	22,377
Charges to operations	13,204	2,143	15,347
Cash disbursements	(8,519)	(6,197)	(14,716)
Foreign currency impact	136	162	298

Balance, September 30, 2007	5,905	17,401	23,306
Charges to operations	10,683	9,419	20,102
Cash disbursements	(10,840)	(14,240)	(25,080)
Foreign currency impact	(243)	(401)	(644)

Balance, September 30, 2008	$5,505	$12,179	$17,684

The accrual for facility closures and related costs is included in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheet, and the accrual for employee severance and related benefits is included in accrued compensation and benefits. As of September 30, 2008, of the $17.7 million remaining in accrued restructuring charges, $14.2 million was included in current liabilities and $3.5 million was included in other long-term liabilities, principally for facility costs to be paid out through 2013.

In determining the amount of the facilities accrual, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates are reviewed quarterly based on known real estate market conditions and the credit-worthiness of subtenants, and may result in revisions to established facility reserves. We had accrued $11.7 million as of September 30, 2008 related to excess facilities (compared to $16.9 million at September 30, 2007), representing gross lease commitments with agreements expiring at various dates through 2013 of approximately $25.7 million, net of committed and estimated sublease income of approximately $13.8 million and a present value factor of $0.2 million. We have entered into signed sublease arrangements for approximately $13.2 million, with the remaining $0.6 million based on future estimated sublease arrangements.

D. Property and Equipment

Property and equipment consisted of the following:

	September 30,
	2008	2007
	(in thousands)
Computer hardware and software	$195,809	$187,956
Furniture and fixtures	18,196	17,881
Leasehold improvements	33,487	32,456

Gross property and equipment	247,492	238,293
Accumulated depreciation and amortization	(192,239)	(183,548)

Net property and equipment	$55,253	$54,745

Depreciation expense was $24.5 million, $24.3 million and $21.9 million in 2008, 2007 and 2006, respectively.

E. Acquisitions

CoCreate

In the first quarter of 2008, we acquired all of the outstanding common stock of CoCreate Software GmbH, a provider of CAD and PLM solutions, for $247.5 million (net of cash acquired and including $4.8 million of acquisition-related transaction costs). No PTC common stock or stock options were issued in the acquisition. Acquisition-related transaction costs included investment banking, legal and accounting fees and other external costs directly related to the acquisition. CoCreate was a privately held company based in Sindelfingen, Germany. CoCreate’s results of operations have been included in our consolidated financial statements beginning December 1, 2007.

The acquisition of CoCreate has been accounted for as a business combination. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date (November 30, 2007). The fair values of intangible assets were based on valuations using an income approach, with estimates and assumptions provided by management of CoCreate and PTC. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The allocation of the purchase price is based upon a valuation of certain assets and liabilities acquired.

The purchase price allocation was as follows:

(in millions)
Goodwill	$166.5
Identifiable intangible assets	131.0
Accounts receivable	8.9
All other assets, primarily cash	21.9
Deferred revenue, net of fair value adjustment	(13.9)
All other liabilities, primarily accrued expenses and income taxes payable	(16.5)
Integration accrual	(3.0)
Deferred tax liabilities, net	(32.9)
In-process research and development	0.8

Total purchase price allocation	$262.8
Less: Cash acquired	(15.3)

Total purchase price allocation, net of cash acquired	$247.5

The purchase price allocation resulted in $166.5 million of purchase price that exceeded the estimated fair values of tangible and intangible assets and liabilities, all of which was allocated to goodwill. We believe the resulting amount of goodwill reflects our expectations of the following synergistic benefits: (1) the potential to sell our products into CoCreate’s traditional customer base, (2) the potential to leverage our reseller channel to sell CoCreate’s products, and (3) the potential geographic expansion for CoCreate’s products, particularly in North America and Asia. Intangible assets of $131.0 million includes purchased software of $55.1 million, customer relationships of $72.5 million, trademarks of $2.3 million, and non-compete agreements of $1.1 million, which are being amortized over average useful lives of 8 years, 11 years, 9 years and 1.5 years, respectively, based upon the pattern in which economic benefits related to such assets are expected to be realized.

Net tangible assets consist of the fair values of tangible assets less the fair values of assumed liabilities and obligations. Except for accounts receivable, pension liabilities, leases, deferred support revenues, deferred taxes and integration accruals, net tangible assets were valued at the respective carrying amounts recorded by CoCreate as we believe that their carrying value amounts approximate their fair values at the acquisition date. Deferred support revenue recorded in the purchase price allocation reflects an amount equivalent to the estimated cost plus an appropriate profit margin to perform the services related to CoCreate’s software support contracts. We recorded integration accruals of approximately $3.0 million, primarily for severance costs related to the termination of certain CoCreate employees. As of September 30, 2008, the remaining integration accrual is $1.1 million, which will be paid over the next twelve months.

Purchased in-process research and development of $0.8 million related to a project under development for which technological feasibility had not yet been established at the acquisition date and for which there was no alternative future use; accordingly, such amount was written-off in the first quarter of 2008. The value of the purchased in-process research and development was determined using the residual income method, which discounts expected future cash flows from projects under development. Under this method, the projected cash flow of the intangible asset considers the contribution of other assets to the overall cash flow in order to isolate the economic benefit generated by the specific intangible asset. A risk-adjusted discount rate of 23% was used to reflect the overall risk associated with the project. The expected cost to complete the project was approximately $0.3 million at the acquisition date. This development project is expected to be completed in 2009.

The majority of goodwill and intangible assets acquired in the acquisition are not deductible for tax purposes. As a result, and in accordance with SFAS 109, Income Taxes, we recorded in the purchase accounting a deferred tax liability of $34.0 million, equal to the tax effect of the amount of the acquired intangible assets other than goodwill that are not deductible for income tax purposes.

Pro Forma Financial Information (unaudited)

The unaudited financial information in the table below summarizes the combined results of operations of PTC and CoCreate, on a pro forma basis, as though the companies had been combined as of the beginning of each period presented. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place at the beginning of the respective periods. For 2007, the pro forma financial information is based on PTC’s results of operations for the twelve months ended September 30, 2007, combined with CoCreate’s results of operations for its twelve months ended October 31, 2007. For 2008, the pro forma financial information is based on PTC’s results of operations for 2008, which includes CoCreate’s results beginning December 1, 2007, combined with CoCreate’s results of operations for the two months ended November 30, 2007.

The pro forma financial information includes the amortization charges from acquired intangible assets, adjustments to interest income (expense) and the related tax effects.

	Year Ended September 30,
	2008	2007
	(in millions, except per share data)
Revenue	$1,083.7	$1,019.0
Operating income	$128.7	$110.7
Net income	$80.2	$128.5
Earnings per share—Basic	$0.71	$1.14
Earnings per share—Diluted	$0.68	$1.09

LBS

In the first quarter of 2008, we acquired Logistics Business Systems Ltd. (LBS), a provider of integrated logistics support solutions for the aerospace and defense and civil aviation industries, for approximately $13.1 million in cash (net of $1.6 million of cash acquired and including $0.2 million of acquisition-related transaction costs). LBS was a privately held company based in the United Kingdom. Results of operations for LBS have been included in PTC’s consolidated statements of operations since October 20, 2007. Our results of operations prior to this acquisition, if presented on a pro forma basis would not differ materially from our reported results.

The LBS acquisition was accounted for as a business combination. The purchase price allocation resulted in goodwill of $3.0 million; intangible assets of $10.7 million (including purchased software of $7.0 million, customer relationships of $3.6 million, and other intangible assets of $0.1 million, which are being amortized over useful lives of 8, 8 and 5 years, respectively); and other net assets of $1.0 million. None of the goodwill or intangible assets acquired is deductible for income tax purposes.

DHI

In the first quarter of 2008, we acquired all of the outstanding common stock of Digital Human, Inc. (DHI), a privately-held company based in Canada developing ergonomic simulation technology, for $1.0 million in cash. Because DHI was a development stage company, the entire purchase price was expensed as in-process research and development in the accompanying consolidated statements of operations. An additional $1.0 million of contingent purchase price was earned in the first quarter of 2009 and will be capitalized as purchased software.

NetRegulus

In the fourth quarter of 2007, we acquired substantially all of the assets of NetRegulus, Inc. headquartered in Centennial, Colorado, for $2.3 million in cash. This acquisition was accounted for as a business combination. The purchase price allocation resulted in purchased software of $2.5 million, which is being amortized over an estimated useful life of three years, and other net liabilities of $0.2 million. NetRegulus provided enterprise quality management solutions for the medical device industry. Results of operations for NetRegulus have been included in PTC’s consolidated statement of operations since September 11, 2007. Our results of operations prior to this acquisition, if presented on a pro forma basis, would not differ materially from our reported results.

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

This acquisition was accounted for as a business combination. The purchase price allocation resulted in goodwill of $0.5 million; intangible assets of $5.8 million (including purchased software of $4.4 million, customer relationships of $1.3 million, and other intangible assets of $0.1 million, which are being amortized over useful lives ranging from 1 to 10 years); other net assets of $0.8 million; and deferred tax liabilities of $0.4 million. In addition, the purchase price allocation resulted in a charge of $0.5 million for in-process research and development related to a project under development for which technological feasibility had not yet been established at the acquisition date and for which there was no alternative future use. The value of the purchased in-process research and development was determined using the residual income approach, which discounts expected future cash flows from projects under development to their net present value. The estimated cost to complete the project was approximately $0.8 million at the acquisition date, and the project was completed in 2008.

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

This acquisition was accounted for as a business combination. The purchase price allocation resulted in goodwill of $11.7 million; intangible assets of $8.1 million (including purchased software of $6.2 million, customer relationships of $1.8 million, and other intangible assets of $0.1 million, which are being amortized over useful lives ranging from 4 to 10 years); other net liabilities of $1.0 million; restructuring accruals of $0.3 million related to our integration of ITEDO; deferred tax liabilities of $2.1 million, equal to the tax effect of the amount of the acquired intangible assets other than goodwill that are not deductible for income tax purposes.

This transaction resulted in $11.7 million of purchase price that exceeded the estimated fair values of tangible and intangible assets and liabilities, all of which was allocated to goodwill. We believe that the amount of goodwill relative to identifiable intangible assets was the result of several factors including the potential to sell ITEDO products into our traditional manufacturing customer base, including leveraging our direct and indirect sales force and our established presence in geographic regions not previously served by ITEDO; and our intention to integrate our ITEDO, Arbortext, Windchill and Pro/ENGINEER solutions to enhance our technical publications capabilities.

Acquisition of Remaining Equity Interest in Controlled Subsidiary

In the third quarter of 2007, we paid $4.0 million to acquire a 30% interest in a controlled foreign subsidiary from our joint venture partner. Upon that acquisition, we owned the subsidiary in full.

Mathsoft

In the third quarter of 2006, we acquired Mathsoft Corporate Holdings, Inc., including its wholly owned subsidiary Mathsoft Engineering & Education, Inc. (together, Mathsoft). Mathsoft’s primary product was Mathcad® software, which helps engineering organizations create, automate, document and reuse engineering calculations in the product development process, and in other mathematics-driven processes. The aggregate purchase price was $64.4 million in cash, including $1.3 million of acquisition-related transaction costs. No PTC common stock or stock options were issued in the acquisition. Acquisition-related transaction costs included investment banking, legal and accounting fees and other external costs directly related to the acquisition. Results of operations for Mathsoft have been included in the accompanying consolidated statement of operations since April 29, 2006. Our results of operations prior to this acquisition, if presented on a pro forma basis, would not differ materially from our reported results.

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

Restructuring accruals of $2.7 million recorded in the purchase price allocation relate to our planned integration of Mathsoft and consisted of $1.2 million of excess facility costs and $1.5 million of Mathsoft employee severance costs and other integration costs associated with exiting certain activities. As of September 30, 2008, we had restructuring accruals of $0.5 million remaining which were for vacated excess facilities. The remaining restructuring accrual represents gross lease commitments under agreements expiring at various dates through 2012 of approximately $2.4 million, offset by committed sublease income of $1.3 million and estimated future sublease income of $0.6 million relating to a facility currently available for sublease.

This transaction resulted in $42.0 million of purchase price that exceeded the estimated fair values of tangible and intangible assets and liabilities, all of which was allocated to goodwill. We believe that the amount of goodwill relative to identifiable intangible assets was the result of several factors including: (1) the potential to sell Mathcad into our traditional manufacturing customer base; (2) our intention to leverage our larger direct and indirect sales force and our intellectual property to attract new contracts and revenue; (3) our intention to leverage our established presence in international regions and markets, specifically the Asia-Pacific region, in which Mathsoft did not have a significant presence; and (4) our intention to integrate our products to allow engineering calculations performed in Mathcad to be captured, cross-referenced, configuration controlled and reused within the engineering organization and to determine designs in Pro/ENGINEER.

None of the goodwill or intangible assets acquired in the acquisition is deductible for income tax purposes. As a result, and in accordance with SFAS 109, Income Taxes, we recorded in the purchase accounting a deferred tax liability of $10.0 million, equal to the tax effect of the amount of the acquired intangible assets other than goodwill. As a result of recording that deferred tax liability, we also reduced our valuation allowance recorded against our U.S. pre-acquisition net deferred tax assets by a corresponding amount. When we acquired Mathsoft in the third quarter of 2006, we recorded $3.1 million of net deferred tax assets of Mathsoft, which consisted primarily of acquired net operating loss carryforwards and are not included in the table above. However, we recorded such assets with a full valuation allowance due to the significant uncertainty about whether those deferred tax assets will be realized. In 2007, we reversed this valuation allowance against these net deferred tax assets and reduced goodwill by $3.1 million.

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

F. Goodwill and Acquired Intangible Assets

We have two reportable segments: (1) software products and (2) services. As of September 30, 2008 and 2007, goodwill and acquired intangible assets in the aggregate attributable to our software products reportable segment was $563.2 million and $299.9 million, respectively, and attributable to our services reportable segment was $24.3 million and $25.2 million, respectively. Goodwill and other intangible assets are tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting segment below its carrying value. We completed our annual impairment review as of June 28, 2008 and concluded that no impairment charge was required as of that date. Through September 30, 2008, there have not been any events or changes in circumstances that indicate that the carrying values of goodwill or acquired intangible assets may not be recoverable.

Goodwill and acquired intangible assets consisted of the following:

	September 30, 2008			September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Goodwill (not amortized)			$405,195			$244,497

Intangible assets with finite lives (amortized):
Purchased software	$129,299	$60,939	68,360	$70,249	$42,616	27,633
Capitalized software	22,877	22,877	—	22,877	22,815	62
Customer lists and relationships	140,754	32,951	107,803	68,383	21,566	46,817
Trademarks and tradenames	8,081	2,443	5,638	6,071	949	5,122
Other	3,276	2,735	541	2,069	1,148	921

	$304,287	$121,945	182,342	$169,649	$89,094	80,555

Total goodwill and acquired intangible assets			$587,537			$325,052

The changes in the carrying amounts of goodwill at September 30, 2008 from September 30, 2007 are due to the impact of acquisitions (described in Note E) and to foreign currency translation adjustments related to those asset balances that are recorded in non-U.S. currencies.

Presented by reportable segment, movements in goodwill were as follows:

	Software Products Segment	Services Segment	Total
	(in thousands)
Balance, October 1, 2006	$231,699	$17,553	$249,252
Acquisition of DENC	—	(225)	(225)
Additional purchase price paid for Cadtrain assets	—	1,500	1,500
Acquisition of ITEDO	11,692	—	11,692
Reversal of valuation allowance against U.S. net deferred tax assets	(18,552)	(1,419)	(19,971)
Acquisition of NC Graphics	524	—	524
Foreign currency translation adjustments	1,523	202	1,725

Balance, September 30, 2007	226,886	17,611	244,497
Acquisition of LBS	2,960	—	2,960
Acquisition of CoCreate	166,517	—	166,517
Foreign currency translation adjustments	(8,772)	(7)	(8,779)

Balance, September 30, 2008	$387,591	$17,604	$405,195

The aggregate amortization expense for intangible assets with finite lives recorded for the years ended September 30, 2008, 2007 and 2006 was reflected in our consolidated statements of operations as follows:

	Year ended September 30,
	2008	2007	2006
	(in thousands)
Amortization of acquired intangible assets	$15,579	$7,467	$6,074
Cost of license revenue	19,903	7,384	5,641
Cost of service revenue	67	82	235

Total amortization expense	$35,549	$14,933	$11,950

The estimated aggregate future amortization expense for intangible assets with finite lives remaining as of September 30, 2008 is $34.2 million for 2009, $31.5 million for 2010, $26.2 million for 2011, $21.7 million for 2012, $19.1 million for 2013 and $49.6 million thereafter.

G. Income Taxes

Our income before income taxes consisted of the following:

	Year ended September 30,
	2008	2007	2006
	(in thousands)
Domestic	$8,666	$35,624	$31,038
Foreign	110,220	64,036	39,174

Total income before income taxes	$118,886	$99,660	$70,212

Our provision for (benefit from) income taxes consisted of the following:

	Year ended September 30,
	2008	2007	2006
	(in thousands)
Current:
Federal	$(882)	$(2,055)	$(4,463)
State	2,700	2,005	810
Foreign	40,106	26,713	18,614

	41,924	26,663	14,961

Deferred:
Federal	(378)	(66,822)	—
State	3,670	(2,132)	—
Foreign	(6,032)	(1,705)	(1,553)

	(2,740)	(70,659)	(1,553)

Total provision for (benefit from) income taxes	$39,184	$(43,996)	$13,408

The reconciliation between the statutory federal income tax rate and our effective income tax rate is shown below:

	Year ended September 30,
	2008	2007	2006
Statutory federal income tax rate	35%	35%	35%
State income taxes, net of federal tax benefit	2	1	1
Foreign dividends	—	—	4
Federal and state research and development credit carryforwards	(4)	—	—
Change in valuation allowance	4	(80)	(19)
Tax audit and examination settlements	—	(4)	(9)
Foreign rate differences	(8)	2	4
Other, net	4	2	3

Effective income tax rate	33%	(44)%	19%

At September 30, 2008 and 2007, income tax accruals recorded in accrued income taxes and other liabilities on the accompanying consolidated balance sheets of $33.3 million and $16.9 million, respectively, primarily represented income taxes payable and related income tax accruals. In the normal course of business, PTC and its subsidiaries are examined by various taxing authorities, including the Internal Revenue Service (IRS) in the United States. In 2008, no material provision or benefit was recorded resulting from tax audits. In 2007, we recorded a tax benefit of $3.9 million from the favorable outcome of a tax refund claim in the U.S. In 2006, we recorded a tax benefit of $6.1 million arising from the reduction of our tax liabilities upon the favorable resolution of IRS tax audits for the years 2001 and 2002. Excluding the effect of these one-time tax benefits, our income tax provisions in 2008, 2007 and 2006 consisted primarily of taxes owed in relation to the income generated by our foreign subsidiaries as well as withholding taxes incurred by the U.S. in connection with certain foreign operations. We made net income tax payments of $33.3 million, $17.8 million and $36.6 million in 2008, 2007 and 2006, respectively.

The significant temporary differences that created deferred tax assets and liabilities are shown below:

	September 30,
	2008	2007
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$58,209	$75,805
Foreign tax credits	46,418	42,584
Minimum pension liability	13,094	16,947
Stock-based compensation	17,360	16,024
Restructuring reserves not currently deductible	3,851	7,478
Customer advances	11,162	10,636
Other reserves not currently deductible	11,359	11,412
Amortization of intangible assets	9,571	9,831
Other tax credits	13,791	7,033
Depreciation	6,746	6,541
Other	6,669	6,476

Gross deferred tax assets	198,230	210,767
Valuation allowance	(65,958)	(76,502)

Total deferred tax assets	132,272	134,265

Deferred tax liabilities:
Acquired intangible assets not deductible	(51,827)	(26,000)
Pension prepayments	(10,595)	(9,839)
Other	(1,253)	(1,092)

Total deferred tax liabilities	(63,675)	(36,931)

Net deferred tax assets	$68,597	$97,334

As of the end of the second quarter of 2007, a full valuation allowance was recorded against our net deferred tax assets (consisting primarily of net operating loss carryforwards) in the U.S. and certain foreign jurisdictions. Based upon our operating results for the years immediately preceding and through June 30, 2007, as well as an assessment of our expected future results of operations, during the third quarter of 2007, we determined that it had become more likely than not that we would realize a substantial portion of our net deferred tax assets in the U.S. and a foreign jurisdiction. As a result, during the third quarter of 2007, we released a total of $79.8 million of our valuation allowances. Of the $79.8 million valuation allowance release, $58.9 million was recorded as a one-time income tax benefit, $20.0 million was recorded as a reduction to goodwill recorded upon prior acquisitions, and $0.9 million was recorded as a decrease to accumulated other comprehensive loss within stockholders’ equity.

As of September 30, 2008, we have a remaining valuation allowance of $42.2 million against net deferred tax assets in the U.S. and a remaining valuation allowance of $23.8 million against net deferred tax assets in certain foreign jurisdictions. The valuation allowance recorded against net deferred tax assets in the U.S. consists of $30.2 million for foreign tax credits, $2.6 million for research and development credits and $2.7 million for capital losses that we have determined are not more likely than not to be realized; $6.6 million for stock-based compensation deductions that will be credited to additional paid-in capital only when realized; and $0.1 million for certain state operating loss carryforwards that will likely expire without being utilized. The valuation allowance recorded against net deferred tax assets of certain foreign jurisdictions is established primarily for our net operating loss carryforwards that will likely expire without being utilized.

Significant management judgment is required to determine when the realization in the future of our net deferred tax assets with a valuation allowance of $66.0 million is considered more likely than not. If and when we conclude that realization is more likely than not, we will record a reduction to our valuation allowance that will result in an increase to net income and additional paid-in capital in the period such determination is made.

Our valuation allowance was $66.0 million as of September 30, 2008, $76.5 million as of September 30, 2007, and $170.0 million as of September 30, 2006. The changes to the valuation allowance were primarily due to:

	September 30,
	2008	2007	2006
	(in millions)
Valuation allowance beginning of year	$76.5	$170.0	$184.8

Release of valuation allowance	(0.1)	(79.8)	(0.8)

Utilization of U.S. NOLs prior to the release of valuation allowance	—	(13.0)	(13.7)
Establishment of deferred tax liabilities for acquired intangibles not deductible for tax purposes in jurisdictions with a valuation allowance	(2.6)	—	(10.6)
Repatriation of earnings from foreign subsidiary via dividend	—	—	(3.0)
Net decrease in deferred tax assets for foreign jurisdictions with a full valuation allowance(1)	(6.0)	—	(3.0)
Decrease in deferred tax asset and offsetting valuation allowance related to minimum pension liability included in accumulated other comprehensive loss	(5.5)	—	(1.7)
Record deferred tax asset and valuation allowance on stock-based compensation	—	—	11.2
Record deferred tax asset and valuation allowance in the US primarily for tax credits	5.1	—	4.7
Recording of deferred tax assets and valuation allowance of acquired assets	—	—	3.1
Other	(1.4)	(0.7)	(1.0)

Valuation allowance end of year	$66.0	$76.5	$170.0

(1)	The net decrease in deferred tax assets for foreign jurisdictions with a full valuation allowance in 2008 is primarily due to a foreign jurisdiction’s change in income tax rate and the foreign currency translation difference.

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

Our policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of our income tax provision. In 2008, we included $0.4 million of interest expense and no tax penalty expense, in our income tax provision. As of September 30, 2008 and October 1, 2007, we had accrued $0.8 million and $0.4 million, respectively, of estimated interest expense. We had no accrued tax penalties as of either September 30, 2008 or October 1, 2007.

Following the measurement methodology of FIN 48, as of September 30, 2008, we had an unrecognized tax benefit of $26.3 million ($21.9 million net of tax benefits from other jurisdictions). During 2008, we recorded a net decrease of approximately $2.7 million. As of October 1, 2007, we had $29.0 million of unrecognized tax benefits ($25.0 million net of tax benefits from other jurisdictions). If all of our unrecognized tax benefits as of September 30, 2008 were to become recognizable in the future, we would record a $19.9 million benefit to the income tax provision.

(in millions)
Balance as of October 1, 2007	$29.0
Tax positions related to current year	2.3
Tax positions related to prior years	(3.6)
Settlements	(1.0)
Reductions as a result of a lapse of the applicable statute of limitations	(0.4)

Balance as of September 30, 2008	$26.3

Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates. We anticipate the settlement of tax audits may be finalized within the next twelve months. However, based on the status of these examinations, and the protocol of finalizing such audits, it is not possible to estimate the impact of any amount of such changes, if any, to our previously recorded uncertain tax positions.

In the normal course of business, PTC and its subsidiaries are examined by various taxing authorities, including the IRS in the United States. As of September 30, 2008 we remained subject to examination in the following major tax jurisdictions for the tax years indicated:

Major Tax Jurisdiction	Open Years
United States	2003, and 2005 through 2008
Germany	2004 through 2008
France	2004 through 2008
Japan	2005 through 2008
Ireland	2003 through 2008

We incurred expenses related to stock-based compensation in 2008, 2007 and 2006 of $44.4 million, $36.4 million and $38.2 million, respectively. Accounting for the tax effects of stock-based awards under SFAS 123(R) requires that we establish a deferred tax asset as the compensation is recognized for financial reporting prior to related tax deductions. The tax benefit recognized in the consolidated statement of operations related to stock-based compensation totaled $14.7 million, $31.1 million and $0.4 million in 2008, 2007 and 2006, respectively. The 2007 tax benefit related to stock-based compensation includes $17.8 million related to prior years recognized upon release of the valuation allowance in 2007 for the U.S. and a foreign jurisdiction. Upon the settlement of the stock-based awards (i.e., exercise, vesting, forfeiture or cancellation), the actual tax deduction is compared with the cumulative financial reporting compensation cost and any excess tax deduction is considered a windfall tax benefit, and is tracked in a “windfall tax benefit pool” to offset any future tax deduction shortfalls and will be recorded as increases to additional paid-in capital in the period when the tax deduction reduces income taxes payable. Our “windfall tax benefit pool” was $6.4 million, $4.6 million and $0.2 million as of September 30, 2008, 2007 and 2006, respectively.

For U.S. tax return purposes, net operating loss carryforwards (NOL) and tax credits are generally available to be carried forward to future years, subject to certain limitations. At September 30, 2008, we had U.S. federal NOL carryforwards of $140.4 million which expire beginning in 2009 and ending in 2023. Included in this are NOL carryforwards of $23.9 million resulting from our acquisitions of Arbortext, Mathsoft, and CoCreate which expire beginning in 2020 through 2027, and NOL carryforwards of $43.4 million resulting from our January 1998 acquisition of Computervision, which expire beginning in 2009 through 2023. The utilization of the Arbortext, Mathsoft, CoCreate and Computervision NOL carryforwards is limited as a result of the change in ownership rules under Internal Revenue Code Section 382. Our U.S. federal NOL carryforwards as of September 30, 2008 include $11.1 million of deductions from stock-based awards that will be recorded to additional paid-in-capital when realized. In 2008, 2007 and 2006, we recorded realized stock-based award tax benefits in certain non-U.S. jurisdictions of $0.2 million, $0.3 million and $0.1 million, respectively, as increases to additional paid-in-capital. As of September 30, 2008, we also had U.S. federal research and development credit carryforwards of $6.2 million, which expire beginning in 2025 and ending in 2028 and Massachusetts research and development credit carryforwards of $2.6 million which expire beginning in 2020 and ending in 2023. A full valuation allowance is recorded against the Massachusetts research and development credit carryforwards.

We also have loss carryforwards in non-U.S. jurisdictions totaling $104.5 million, the majority of which do not expire. There are limitations imposed on the utilization of such NOLs that could further restrict the recognition of any tax benefits.

In November 2008, we completed a realignment of our European business which resulted in a one-time taxable gain in the U.S. We expect this realignment will result in the utilization of the majority of our U.S. federal NOL carryforwards in 2009. We do not expect this realignment to negatively impact our effective tax rate due, in part, to this transaction resulting in our ability to recognize previously reserved U.S. deferred tax assets. This realignment had no impact on our consolidated financial statements for the year ended September 30, 2008.

While it has been our historical practice to permanently reinvest all non-U.S. earnings into our foreign operations, in 2006 we repatriated $7.6 million from our non-U.S. subsidiaries. Repatriation of these earnings did not result in any significant incremental charge to our income tax provision as a result of utilizing U.S. NOL carryforwards for which we had previously maintained a full valuation allowance. We have not provided for U.S. income taxes or foreign withholding taxes on unrepatriated earnings as it is our current intention to permanently reinvest these earnings outside the U.S. If we decide to repatriate any additional non-U.S. earnings, we may be required to establish a deferred tax liability on such earnings through a charge to our income tax provision. The cumulative amount of undistributed earnings of our subsidiaries for which U.S. income taxes have not been provided totaled approximately $191.6 million and $94.9 million as of September 30, 2008 and 2007, respectively. The amount of unrecognized deferred tax liability on the undistributed earnings cannot be practicably determined at this time.

H. Commitments and Contingencies

Leasing Arrangements

We lease office facilities and certain equipment under operating leases expiring at various dates through 2014. Certain leases require us to pay for taxes, insurance, maintenance and other operating expenses in addition to rent. Lease expense, net of sublease income, was $36.5 million, $35.3 million and $33.3 million in 2008, 2007 and 2006, respectively. At September 30, 2008, our future minimum lease payments (net of sublease income) under noncancellable operating leases are as follows:

Year ending September 30,	(in thousands)
2009	$40,615
2010	27,598
2011	22,667
2012	19,002
2013	5,694
Thereafter	299

Total minimum lease payments	$115,875

In November 2008, we entered into a lease agreement for one of our research and development centers in the U.S. for approximately 90,000 square feet of office space under construction which we expect to occupy in September 2009. The lease has an initial term of ten and a half years with total gross minimum lease payments of $15.5 million due under the lease.

As a result of restructuring initiatives in current and prior years and consolidating acquired facilities, certain leased facilities are excess to our needs and are not occupied by us. The future minimum lease payments above include minimum future lease payments for excess facilities, net of sublease income under existing sublease arrangements. Our total future rental income under current sublease arrangements for excess facilities as of September 30, 2008 is $13.9 million ($8.2 million in 2009, $2.7 million in 2010, $1.5 million in 2011, $1.4 million in 2012, $0.1 million in 2013).

As of September 30, 2008 and 2007, we had letters of credit and bank guarantees outstanding of approximately $4.8 million (of which $1.7 million was collateralized) and $4.7 million (of which $1.4 million was collateralized), respectively, primarily related to our corporate headquarters lease in Needham, Massachusetts.

Revolving Credit Agreements

On February 21, 2006, we entered into a multi-currency bank revolving credit facility with a syndicate of seven banks. We expect to use the credit facility for general corporate purposes, including acquisitions of businesses. The credit facility consists of a $230 million revolving credit facility, which may be increased by up to an additional $150 million if the existing or additional lenders are willing to make increased commitments. The credit facility expires on February 20, 2011, when all outstanding amounts will be due and payable in full. Any obligations under the credit facility are guaranteed by PTC’s material domestic subsidiaries and are collateralized by a pledge of 65% of the capital stock of PTC’s material first-tier non-U.S. subsidiaries. In connection with entering into this facility, we incurred $0.9 million of origination costs, which are being expensed over the term of the credit facility.

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

On November 28, 2007, in connection with our acquisition of CoCreate, we borrowed $220 million under the credit facility in two tranches: $36 million that accrued interest at the LIBOR-based borrowing rate, and an alternate currency loan of 124.6 million Euros, equivalent to $184 million at the borrowing date, that accrued interest at approximately 5.6% per year, based on Eurocurrency LIBOR. The $36 million loan was repaid in full in the first six months of 2008. In addition, in 2008, we repaid 61.7 million Euros of the alternate currency loan. As of September 30, 2008, the amount outstanding under the revolving credit facility was 62.9 million Euros, which was equivalent to $88.5 million on that date. The current loan matures on November 28, 2008 and accrues interest at 5.7175%.

Upon the due date, and subsequent due dates, we may either repay the amount outstanding or roll over the amount outstanding with new short term loans at the then current interest rates described above. In 2008, we paid $7.4 million of interest on our revolving credit facility. The average interest rate on borrowings outstanding during 2008 was approximately 5.5%.

The credit facility limits our and our subsidiaries’ ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends and make other distributions; make investments and enter into joint ventures; dispose of assets; and engage in transactions with affiliates, except on an arms-length basis. Under the credit facility, we and our material domestic subsidiaries may not invest cash or property in, or loan cash to, our foreign subsidiaries in aggregate amounts exceeding $25 million for any purpose and an additional $50 million for acquisitions of businesses. In addition, under the credit facility, PTC must maintain a defined leverage ratio not to exceed 2.50 to 1.00 and a defined fixed-charge ratio of not less than 1.25 to 1.00.

Any failure to comply with the financial or operating covenants of the credit facility would not only prevent us from being able to borrow additional funds, but would also constitute a default, resulting in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. A change in control of PTC (as defined in the credit facility) also constitutes an event of default, permitting the lenders to accelerate the required payments of all amounts due and to terminate the credit facility. As of September 30, 2008, our leverage ratio was 0.36 to 1.00 and our fixed-charge ratio was 2.60 to 1.00. We were in compliance with all financial and operating covenants of the credit facility as of September 30, 2008.

In 2008, one of our subsidiaries entered into a $3.7 million credit facility. No amounts were borrowed under the credit facility during the year.

Legal Proceedings

On August 2, 2007, GE Capital Leasing Corporation (GECL) filed a lawsuit against us in the U.S. District Court for the District of Massachusetts. The lawsuit alleges that GECL was fraudulently induced to provide over $60 million in financing to Toshiba Corporation for purchases of third party products, predominantly PTC products, during the period from 2003 to 2006. GECL claims that PTC participated in the alleged scheme or, alternatively, should have been aware of the scheme and made negligent misrepresentations that enabled the scheme to continue undetected. All of the alleged transactions occurred in Japan. GECL’s complaint claims damages of $47 million and seeks three times that amount plus attorneys’ fees. On October 2, 2008, the United States District Court for the District of Massachusetts entered an order granting PTC’s motion to dismiss GECL’s complaint subject to certain conditions, including PTC’s agreement to provide certain discovery to GECL and to assent to personal jurisdiction in Japan. On November 17, 2008, GECL filed a motion to vacate the court’s October 2nd order and to seek to continue the case in the U.S. We are opposing GECL’s motion. If the case is not re-opened in the U.S., we believe it likely that GECL will file a new action in Japan against PTC and/or its Japanese subsidiary. We dispute GECL’s claims and intend to contest them vigorously. As of September 30, 2008 and 2007, revenue of $43.8 million and $40.3 million, respectively, that was previously recorded for the transactions at issue has been deferred and recorded as customer advances in our consolidated balance sheets. That liability will remain recorded until the rights and obligations of the several companies connected with the Toshiba transactions are resolved. The change in customer advances at September 30, 2008 from September 30, 2007 is due to foreign currency translation adjustments related to these balances which are recorded in Japanese Yen. To the extent that matters are resolved in our favor, we will reduce customer advances and record revenue or other income at that time. We have not accrued any other liability for this matter as of September 30, 2008.

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

I. Stockholders’ Equity

Preferred Stock

We may issue up to 5.0 million shares of our preferred stock in one or more series. Our Board of Directors is authorized to fix the rights and terms for any series of preferred stock without additional shareholder approval. In November 2000, our Board of Directors authorized and designated 500,000 shares of preferred stock as Series A Junior Participating Preferred Stock for issuance pursuant to our Shareholder Rights Plan discussed below in Note J. As of September 30, 2008 and 2007, there were no outstanding shares of preferred stock.

Common Stock

Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Prior to May 14, 2008, our Board of Directors had authorized the repurchase of up to 16.0 million shares of our common stock. Under that authorization, we had repurchased 12.5 million shares through the end of 2004 and repurchased 557,000 shares at a cost of $10.0 million in 2007 and 1.4 million shares at a cost of $22 million in 2008. On May 14, 2008, our Board of Directors revoked the prior repurchase authorization and authorized us to use up to $50 million of cash from operations to repurchase shares of our common stock in the form of open market purchases. The current authorization was increased to $100 million on November 20, 2008. The current authorization will expire on May 14, 2009 unless earlier revoked. In 2008, we repurchased 0.3 million shares at a cost of $5.3 million under the current authorization. Additionally, in the first quarter of 2009, through November 25, 2008, we repurchased 0.3 million shares at a cost of $3.3 million. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.

On February 28, 2006, we implemented a two-for-five reverse stock split of our common stock, which resulted in two shares outstanding for every five pre-split shares outstanding. Historical share data presented in our consolidated financial statements and notes thereto have been restated to reflect the reverse stock split for all periods presented.

J. Shareholder Rights Plan

In November 2000, our Board of Directors adopted a Shareholder Rights Plan and declared a dividend distribution of one share purchase right (a Right) for each outstanding share of our common stock to stockholders of record at the close of business on January 5, 2001. Each share of common stock newly issued after that date also carries with it one Right. Each Right entitles the record holder to purchase from us one one-thousandth of a share of our Series A Junior Participating Preferred Stock at an exercise price of $60.00 per unit, subject to adjustment. The Rights become exercisable ten (10) days after the earlier of our announcement that a person has acquired 15% or more of our outstanding common stock or an announcement of a tender offer which would result in a person or group acquiring 15% or more of our common stock; in either case, the Board of Directors can extend the 10 day period. If we have not redeemed or exchanged the Rights and a person becomes the beneficial owner of 15% or more of our common stock (a Triggering Event), each holder of a Right will have the right to purchase shares of our common stock having a value equal to two times the exercise price of the Right. If, at any time following the Triggering Event, we are acquired in a merger or other business combination transaction in which we are not the surviving corporation or more than 50% of our assets or earning power is sold to a person or group, each holder of a Right will have the right to purchase shares of common stock of the acquiring person, group or entity having a value equal to two times the exercise price of the Right. The Rights expire on January 5, 2011, and may be redeemed by us for $0.001 per Right.

K. Equity Incentive Plan

Our 2000 Equity Incentive Plan (2000 Plan) provides for grants of nonqualified and incentive stock options, common stock, restricted stock, restricted stock units and stock appreciation rights to employees, directors, officers and consultants. Until July 2005, we generally granted stock options. For those options, the option exercise price was typically the fair market value at the date of grant, and they generally vested over four years and expired ten years from the date of grant. Since we adopted SFAS 123(R), we have awarded restricted stock and restricted stock units as the principal equity incentive awards, including certain performance-based awards that are earned based on achieving performance criteria established by the Compensation Committee of our Board of Directors on or prior to the grant date. Each restricted stock unit represents the contingent right to receive one share of our common stock.

Restricted stock and restricted stock unit grants we made in 2008, 2007 and 2006 are set forth in the tables below:

	Performance-based
	Restricted Stock(1)		Restricted Stock Units(2)
Grant Year	Granted	Forfeited	Granted	Forfeited
2008	477,830	15,785	96,366	—
2007	495,768	70,395	60,561	6,233
2006	515,617	—	346,227	—

(1)	Restricted stock granted to our executive officers that have both performance-based and time-based vesting restrictions. The level of achievement of the specified performance criteria is determined in November of the year following the date of grant based on financial results for the prior fiscal year. A portion of the shares eligible vest in November of the year following the date of grant. The remaining shares eligible vest in three equal installments in November of the three years following the date of grant.
(2)	These restricted stock units were granted to employees. If the performance conditions are met, these awards vest one year following the date of grant.

	Time-Based Awards
Grant Year	Restricted Stock(3)	Restricted Stock Units
2008	427,505	2,800,678	(4)
2007	442,590	1,154,595	(5)
2006	434,800	1,308,403	(5)

(3)	Time-based restricted stock granted to our executive officers and directors. The 2007 and 2006 grant restrictions lapse in three substantially equal annual installments. The 2008 grants include 71,426 shares to our directors, the restrictions on which will lapse one year from the date of grant. The remaining time-based restricted shares in 2008 were granted to our executive officers, the restrictions on which will lapse in three substantially equal annual installments. In 2008, 2,041 shares of restricted stock were issued to Michael Porter, a non-employee director, in connection with a consulting agreement we entered into with him. The restrictions on the shares lapse in July 2009.
(4)	Of these restricted stock units, 1,562,122 vest in two installments—two-thirds on November 15, 2009 and one-third on November 15, 2010. The remainder of these restricted stock units vest in three substantially equal annual installments.
(5)	These restricted stock units were granted to employees and vest in three substantially equal annual installments.

As of September 30, 2008, 1.0 million shares of common stock were available for grant under the 2000 Plan and 12.2 million shares of common stock were reserved for issuance upon the exercise of stock options and vesting of restricted stock units granted and outstanding.

The following table shows restricted stock activity for the year ended September 30, 2008:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value as of September 30, 2008
	(in thousands)		(in thousands)
Balance of nonvested outstanding restricted stock October 1, 2007	1,708	$17.46
Granted	905	$18.30
Vested	(872)	$17.26
Forfeited or not earned	(81)	$18.46

Balance of nonvested outstanding restricted stock September 30, 2008	1,660	$17.98	$30,547

The following table shows restricted stock unit activity for the year ended September 30, 2008:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value as of September 30, 2008
	(in thousands)		(in thousands)
Balance of outstanding restricted stock units October 1, 2007	2,278	$16.94
Granted	2,897	$17.83
Vested	(1,132)	$17.38
Forfeited or not earned	(222)	$17.55

Balance of outstanding restricted stock units September 30, 2008	3,821	$17.73	$70,305

The following table shows stock option activity for the year ended September 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding:
Balance October 1, 2007	10,876	$14.97
Granted	—	—
Cancelled	(1,115)	$28.44
Exercised	(1,334)	$9.52

Balance September 30, 2008	8,427	$14.05	3.67	$53,345

Exercisable September 30, 2008	8,427	$14.05	3.67	$53,345

During 2008, 2007 and 2006 the following activity occurred under our plans:

	Year ended September 30,
	2008	2007	2006
	(in thousands)
Total intrinsic value of stock options exercised	$12,303	$16,918	$5,931
Total fair value of restricted stock and restricted stock unit awards vested	$35,309	$33,889	$4,161

Shares issued upon vesting of restricted stock and restricted stock units were net of 0.6 million shares retained by us to cover employee tax withholdings of $10.7 million in 2008. Shares issued upon vesting of restricted stock units were net of 0.3 million shares retained by us to cover employee tax withholdings of $6.5 million in 2007.

Information for stock options outstanding and exercisable at September 30, 2008 was as follows:

	Outstanding and Exercisable Options
Range of Exercise Prices	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
	(in thousands)	(years)
$4.98 – $8.30	1,573	4.29	$6.34
$8.50 – $9.55	1,723	4.17	$8.82
$9.75 – $12.58	2,693	4.19	$12.04
$13.18 – $23.36	1,675	2.61	$20.50
$24.38 – $66.09	762	1.74	$34.67
$76.72	1	1.21	$76.72

$4.98 – $76.72	8,427	3.67	$14.05

L. Employee Benefit Plan

We offer a savings plan to eligible U.S. employees. The plan is intended to qualify under Section 401(k) of the Internal Revenue Code. Participating employees may defer up to 15% of their pre-tax compensation, as defined, but not more than statutory limits. We contribute 50% of the amount contributed by the employee, up to a maximum of 6% of the employee’s earnings. Our matching contributions vest at a rate of 25% per year of service, with full vesting after four years of service. We made matching contributions of $3.7 million, $3.9 million and $3.2 million in 2008, 2007 and 2006, respectively.

M. Pension Plans

We maintain defined benefit pension plans primarily covering certain employees of Computervision, which we acquired in 1998, and of CoCreate, which we acquired in 2008. Benefits are based upon length of service and average compensation with vesting after one to five years of service. The prepaid (accrued) pension cost is the difference between amounts that have been contributed to the plans and the cumulative expense recorded. The pension cost was actuarially computed using assumptions applicable to each subsidiary plan and economic environment. We adjust our minimum pension liability related to our plans due to changes in actuarial assumptions and performance of plan investments, as shown below. We use a September 30 measurement date for all of the pension plans, except for one international plan, which uses June 30.

Effective April 1, 1990, the benefits under the U.S. pension plan were frozen indefinitely. We contribute all amounts deemed necessary on an actuarial basis to satisfy IRS funding requirements. Effective in 1998, benefits under two of the international plans were frozen indefinitely. In the fourth quarter of 2008, we settled the remaining liability related to one of these plans and recorded a settlement gain of $2.1 million.

The following table presents the actuarial assumptions used in accounting for the pension plans:

	U.S. Plan			International Plans
	2008	2007	2006	2008	2007	2006
Weighted average assumptions used to determine benefit obligations at measurement date:
Discount rate	7.50%	6.25%	5.75%	5.7%	5.1%	4.7%
Rate of increase in future compensation	—	—	—	2.9%	—	—
Weighted average assumptions used to determine net periodic pension cost for fiscal years ended September 30:
Discount rate	6.25%	5.75%	5.50%	5.2%	4.7%	4.6%
Rate of increase in future compensation	—	—	—	2.7%	—	—
Rate of return on plan assets	7.50%	7.50%	7.50%	5.7%	3.8%	3.9%

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

For the U.S. and German CoCreate plans, the long-term total return goal, presently 7.50% and 7.25%, respectively, includes income plus realized and unrealized gains and/or losses on the plan assets. Utilizing generally accepted diversification techniques, the plans’ assets, in aggregate and at the individual portfolio level, are invested so that the total portfolio risk exposure and risk-adjusted returns best meet the plans’ long-term liabilities to employees. Plan asset allocations are reviewed periodically and rebalanced to achieve target allocation among the asset categories when necessary. For the other international plans, the rate of return is expected to be in line with fixed income local government bonds with comparable terms.

The actuarially computed components of net periodic pension cost recognized in our consolidated statements of operations for each year are shown below:

	U.S. Plan			International Plans
	2008	2007	2006	2008	2007	2006
	(in thousands)
Interest cost of projected benefit obligation	$5,397	$4,990	$4,880	$4,788	$3,086	$2,682
Service cost	—	—	—	1,554	736	762
Expected return on plan assets	(5,854)	(5,392)	(5,225)	(3,496)	(1,287)	(1,201)
Amortization of prior service cost	—	—	—	19	21	19
Settlement gain	—	—	—	(2,140)	—	—
Recognized actuarial loss	1,016	1,281	1,430	1,489	1,460	1,357

Net periodic pension cost	$559	$879	$1,085	$2,214	$4,016	$3,619

The following tables display the change in benefit obligation and the change in the plan assets and funded status of the plans as well as the amounts recognized in our consolidated balance sheets:

	U.S. Plan		International Plans		Total
	Year ended September 30,
	2008	2007	2008	2007	2008	2007
	(in thousands)
Change in benefit obligation:
Accumulated and projected benefit obligation—beginning of year	$87,288	$87,783	$68,158	$63,411	$155,446	$151,194
Service cost	—	—	1,554	736	1,554	736
Interest cost	5,397	4,990	4,788	3,086	10,185	8,076
Actuarial (gain) loss	(12,667)	(2,386)	(8,508)	(1,720)	(21,175)	(4,106)
Acquisition of CoCreate	—	—	33,597	—	33,597	—
Curtailment	—	—	(17,906)	—	(17,906)	—
Settlement	—	—	(34,301)	—	(34,301)	—
Foreign exchange impact	—	—	(1,656)	4,623	(1,656)	4,623
Participant contributions	—	—	468	—	468	—
Benefits paid	(3,124)	(3,099)	(3,324)	(1,978)	(6,448)	(5,077)

Accumulated and projected benefit obligation—end of year	$76,894	$87,288	$42,870	$68,158	$119,764	$155,446

Change in plan assets and funded status:
Plan assets at fair value—beginning of year	$78,262	$73,085	$38,850	$32,874	$117,112	$105,959
Actual return on plan assets	(10,988)	8,276	(2,226)	(1,965)	(13,214)	6,311
Employer contributions	2,539	—	2,140	7,719	4,679	7,719
Participant contributions	—	—	468	—	468	—
Acquisition of CoCreate	—	—	31,248	—	31,248	—
Settlement	—	—	(34,301)	—	(34,301)	—
Foreign exchange impact	—	—	(1,373)	2,200	(1,373)	2,200
Benefits paid	(3,124)	(3,099)	(3,324)	(1,978)	(6,448)	(5,077)

Plan assets at fair value—end of year	66,689	78,262	31,482	38,850	98,171	117,112
Accumulated and projected benefit obligation—end of year	76,894	87,288	42,870	68,158	119,764	155,446

Funded status	$(10,205)	$(9,026)	$(11,388)	$(29,308)	$(21,593)	$(38,334)

	U.S. Plan		International Plans		Total
	September 30,
	2008	2007	2008	2007	2008	2007
	(in thousands)
Amounts recognized in the balance sheet:
Non-current liability	$(10,205)	$(9,026)	$(11,388)	$(29,308)	$(21,593)	$(38,334)

	$(10,205)	$(9,026)	$(11,388)	$(29,308)	$(21,593)	$(38,334)

	U.S. Plan		International Plans		Total
	September 30,
	2008	2007	2008	2007	2008	2007
	(in thousands)
Amounts in accumulated other comprehensive loss:
Unrecognized actuarial loss (gain)	$37,412	$34,254	$(3,093)	$17,013	$34,319	$51,267

We expect to recognize approximately $1.1 million of the unrecognized actuarial loss as of September 30, 2008 as a component of net periodic pension cost in 2009.

Effective September 30, 2007, we adopted the recognition and disclosure provisions of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). As a result of the adoption of SFAS 158, we reclassified approximately $25 million of non-current assets to non-current liabilities to aggregate the net underfunded position and present as a net liability in the consolidated September 30, 2007 balance sheet.

The following table shows the percentage of total plan assets for each major category of plan assets:

	U.S. Plan		International Plans
	September 30,
	2008	2007	2008	2007
Asset category:
Equity securities	60%	60%	39%	—
Fixed income securities	40%	40%	51%	100%
Other	—	—	10	—

	100%	100%	100%	100%

We periodically review the pension plans’ investments in the various asset classes. The current asset allocation target is 60% equity securities and 40% fixed income securities for the U.S. and German CoCreate plans and 100% fixed income securities for the other international plans. The fixed income securities for the international plans primarily include investments held with insurance companies with fixed returns. The plans’ investment managers are provided specific guidelines under which they are to invest the assets assigned to them. In general, investment managers are expected to remain fully invested in their asset class with further limitations on risk as related to investments in a single security, portfolio turnover and credit quality.

The U.S. and German CoCreate plans’ investment policies prohibit the use of derivatives associated with leverage and speculation or investments in securities issued by PTC, except through index-related strategies and/or commingled funds. An investment committee oversees management of the pension plans’ assets. Plan assets consist primarily of investments in mutual funds invested in equity and fixed income securities.

In 2008 and 2007, our actual return on plan assets was a loss of $13.2 million and a gain of $6.3 million, respectively. Recent distress in the financial markets has had an adverse impact on financial market activities including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuation of others. Subsequent to year end (through October 31, 2008), the fair value of our pension assets have declined further and are significantly below our expected rate of return. If actual returns continue to be below our expected rate of return, it will impact the amount and timing of future contributions and expense for these plans.

Based on actuarial valuations and additional voluntary contributions, we contributed $4.7 million, $7.7 million, and $4.9 million in 2008, 2007 and 2006, respectively, to the plans. We expect to make contributions totaling approximately $4.0 million in 2009.

As of September 30, 2008, benefit payments expected to be paid over the next ten years are outlined in the following table:

	U.S. Plan	International Plans	Total
	(in thousands)
Year ending September 30,
2009	$2,947	$1,387	$4,334
2010	3,227	1,552	4,779
2011	3,495	1,664	5,159
2012	3,923	1,802	5,725
2013	4,349	1,917	6,266
2014 to 2018	28,659	12,126	40,785

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

We report revenue by line of business (license, maintenance and service) and by geographic region. Prior to the first quarter of 2008, we also reported our revenue in two product categories, Enterprise Solutions and Desktop Solutions, within our reportable segments. As of the first quarter of 2008, we no longer use these product categories to report revenue. Desktop Solutions and Enterprise Solutions are not run as separate business units and the relevance and importance of this information in assessing the overall performance of our business and in evaluating investment decisions has diminished. This is due to our acquisition of new products, our selling of more packages which bundle multiple products and the increased propensity of our customers to incrementally purchase our product development system that spans our entire product suite. Additionally, service projects often span across multiple products.

The revenue and operating income attributable to these operating segments are summarized as follows:

	Year ended September 30,
	2008	2007	2006
	(in thousands)
Revenue:
Software Products:
License revenue	$316,191	$296,125	$263,471
Maintenance revenue(1)	497,536	408,412	369,186

Total Software Products segment revenue	813,727	704,537	632,657
Services segment revenue	256,603	236,742	215,326

Total revenue	$1,070,330	$941,279	$847,983

Operating income:(2)(3)
Software Products segment	$513,989	$451,715	$404,619
Services segment	19,589	19,770	15,903
Sales and marketing expenses(4)	(314,535)	(297,413)	(276,693)
General and administrative expenses(5)	(93,798)	(81,304)	(77,316)

Total operating income	$125,245	$92,768	$66,513

(1)	Maintenance revenue is included in Service revenue in our consolidated statements of operations.
(2)	The operating income reported does not represent the total operating results for each operating segment as it does not contain an allocation of sales, marketing, corporate and general and administrative expenses incurred in support of the operating segments.
(3)	We recorded restructuring and other charges (credits) and in-process research and development charges of $22.0 million, $15.9 million and $8.0 million in 2008, 2007 and 2006, respectively. In 2008, 2007 and 2006, Software Products included $4.8 million, $5.4 million and $3.6 million, respectively; Services included $3.5 million, $3.8 million and $1.1 million, respectively; sales and marketing expenses included $7.7 million, $5.2 million and $3.6 million, respectively; and general and administrative expenses included $6.0 million, $1.5 million and $(0.3) million, respectively, of the total restructuring and other charges and in-process research and development charges recorded in those respective periods.
(4)	Represents all sales and marketing expenses, including the related portion of restructuring and other charges.
(5)	Represents all corporate and general and administrative expenses, including the related portion of restructuring and other charges (credits).

Data for the geographic regions in which we operate is presented below:

	Year ended September 30,
	2008	2007	2006
	(in thousands)
Revenue:
North America(1)	$364,673	$365,002	$360,580
Europe(2)	450,291	353,358	287,520
Asia-Pacific(3)	255,366	222,919	199,883

Total revenue	$1,070,330	$941,279	$847,983

	September 30,
	2008	2007	2006
	(in thousands)
Long-lived tangible assets:
North America	$38,342	$40,001	$38,530
Europe	6,291	6,128	5,604
Asia-Pacific	10,620	8,616	7,469

Total long-lived tangible assets	$55,253	$54,745	$51,603

(1)	Includes revenue in the United States totaling $347.7 million, $347.0 million and $345.0 million for 2008, 2007 and 2006, respectively.
(2)	Includes revenue in Germany totaling $149.8 million, $111.8 million and $88.0 million for 2008, 2007 and 2006, respectively.
(3)	Includes revenue in Japan totaling $118.2 million, $97.3 million and $87.1 million for 2008, 2007 and 2006, respectively.

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

O. Subsequent Events

On November 20, 2008, we granted the restricted stock units shown in the table below. The Executive Incentive Plan (EIP) RSUs and the Management Incentive Plan (MIP) RSUs are earned based on performance conditions established by the Compensation Committee of our Board of Directors on the grant date and are also subject to service conditions. The EIP RSUs and the MIP RSUs will vest based on achievement of the performance criteria on the later of November 15, 2009 or the date the Compensation Committee determines the extent to which the performance criteria have been achieved. The time-based RSUs were issued to a non-executive employee and will vest in three substantially equal annual installments.

Restricted Stock Units Granted November 2008

	Executive Incentive Plan RSUs	Management Incentive Plan RSUs	Time-Based RSUs
Number Granted	300,630	236,736	6,666
Intrinsic Value	$2,849,972	$2,244,257	$63,194

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Parametric Technology Corporation:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Parametric Technology Corporation and its subsidiaries at September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Annual Report on Internal Control over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note M to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other post retirement plans effective September 30, 2007. As discussed in Note G to the consolidated financial statements, the Company changed the manner in which it accounts for, and discloses, uncertain tax positions as of October 1, 2007.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded CoCreate from its assessment of internal control over financial reporting as of September 30, 2008 because it was acquired by the Company in a purchase business combination during 2008. We have also excluded CoCreate from our audit of internal control over financial reporting. CoCreate’s total assets and total revenue represented less than 3% and 7%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2008.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

November 26, 2008

SELECTED CONSOLIDATED FINANCIAL DATA

You should read the following selected consolidated financial data in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report.

The consolidated statements of operations data for the years ended September 30, 2008, 2007 and 2006 and the consolidated balance sheet data as of September 30, 2008 and 2007 are derived from our audited consolidated financial statements appearing elsewhere in this Annual Report. The consolidated statements of operations data for the years ended September 30, 2005 and 2004 and the consolidated balance sheet data as of September 30, 2006, 2005 and 2004 are derived from our audited consolidated financial statements that are not included in this Annual Report. The historical results are not necessarily indicative of the results to be expected in any future period.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA (1)

(in thousands, except per share data)

	2008	2007	2006	2005	2004
Revenue	$1,070,330	$941,279	$847,983	$707,975	$651,668
Operating income	125,245	92,768	66,513	73,042	31,598
Net income	79,702	143,656	56,804	73,187	31,585
Earnings per share—Basic(2)	0.70	1.27	0.52	0.67	0.29
Earnings per share—Diluted(2)	0.68	1.22	0.50	0.65	0.29
Total assets	1,349,573	1,090,313	901,387	791,593	679,137
Working capital	31,141	164,289	53,242	47,056	190,237
Long-term liabilities	80,695	65,464	110,641	118,017	122,148
Stockholders’ equity	702,525	594,507	405,872	296,905	224,486

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands, except per share data)

	September 30, 2008	June 28, 2008	March 29, 2008	December 29, 2007
Revenue	$299,547	$271,748	$257,793	$241,242
Operating income	47,426	31,922	31,032	14,865
Net income	36,504	14,470	18,848	9,880
Earnings per share:
Basic	$0.32	$0.13	$0.17	$0.09
Diluted	$0.31	$0.12	$0.16	$0.08
Common Stock prices:(3)
High	$21.54	$19.20	$18.22	$19.51
Low	$16.42	$14.61	$13.68	$16.11

	September 30, 2007	June 30, 2007	March 31, 2007	December 30, 2006
Revenue	$266,652	$224,864	$228,096	$221,667
Operating income	30,953	19,573	21,259	20,983
Net income	30,639	80,465	17,399	15,153
Earnings per share:
Basic	$0.27	$0.71	$0.15	$0.14
Diluted	$0.26	$0.68	$0.15	$0.13
Common Stock prices:(3)
High	$21.70	$21.81	$20.56	$20.27
Low	$15.65	$17.56	$17.21	$17.13

(1)	The consolidated financial position and results of operations data reflect our acquisitions of CoCreate Software GmbH on November 30, 2007 for $247.5 million in cash; Mathsoft Corporate Holdings, Inc. on April 28, 2006 for $64.4 million in cash; and Arbortext, Inc. on July 19, 2005 for $194.8 million in cash, as well as certain other less significant businesses during these periods. Results of operations for the acquired businesses have been included in the consolidated statement of operations since their acquisition dates.
(2)	Effective on February 28, 2006, we implemented a reverse stock split pursuant to which every five shares of issued and outstanding common stock of PTC were automatically combined into two issued and outstanding shares of common stock without any change in the par value of such shares. Historical per share data presented in this summary has been retroactively restated to reflect this reverse stock split.
(3)	The common stock prices are based on the Nasdaq Global Select Market (formerly Nasdaq National Market) daily high and low sale prices. Our common stock is traded on the Nasdaq Global Select Market under the symbol “PMTC.”