Form 10-Q
period 2009-01-03
PARAMETRIC TECHNOLOGY CORP
filed 2009-02-12
CIK 857005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 3, 2009

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

There were 115,586,023 shares of our common stock outstanding on February 6, 2009.

PARAMETRIC TECHNOLOGY CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended January 3, 2009

i

PART I—FINANCIAL INFORMATION

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	January 3, 2009	September 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$226,933	$256,941
Accounts receivable, net of allowance for doubtful accounts of $5,382 and $5,151 at January 3, 2009 and September 30, 2008, respectively	185,007	201,509
Prepaid expenses	30,431	28,474
Other current assets	86,301	82,136
Deferred tax assets and tax-related deferred charges	10,601	28,434

Total current assets	539,273	597,494
Property and equipment, net	57,526	55,253
Goodwill	404,894	405,195
Acquired intangible assets, net	176,411	182,342
Deferred tax assets and tax-related deferred charges	89,680	71,175
Other assets	34,908	38,114

Total assets	$1,302,692	$1,349,573

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$74,036	$88,505
Accounts payable	15,514	16,710
Accrued expenses and other current liabilities	58,687	58,701
Accrued compensation and benefits	58,659	83,432
Accrued income taxes	15,496	24,122
Deferred tax liabilities	252	244
Customer advances	50,481	43,801
Deferred revenue	255,986	250,838

Total current liabilities	529,111	566,353
Deferred tax liabilities	28,493	30,768
Deferred revenue	5,789	7,457
Other liabilities	39,063	42,470

Total liabilities	602,456	647,048

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 115,586 and 115,726 shares issued and outstanding at January 3, 2009 and September 30, 2008, respectively	1,156	1,157
Additional paid-in capital	1,779,156	1,778,694
Accumulated deficit	(1,055,391)	(1,060,050)
Accumulated other comprehensive loss	(24,685)	(17,276)

Total stockholders’ equity	700,236	702,525

Total liabilities and stockholders’ equity	$1,302,692	$1,349,573

The accompanying notes are an integral part of the condensed consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended
	January 3, 2009	December 29, 2007
Revenue:
License	$50,502	$70,975
Service	189,889	170,267

Total revenue	240,391	241,242

Costs and expenses:
Cost of license revenue	7,584	4,805
Cost of service revenue	75,741	70,980
Sales and marketing	79,862	71,028
Research and development	48,361	41,548
General and administrative	21,437	23,551
Amortization of acquired intangible assets	3,868	2,893
In-process research and development	—	1,887
Restructuring charges	—	9,685

Total costs and expenses	236,853	226,377

Operating income	3,538	14,865
Interest and other income (expense), net	(1,071)	1,606

Income before income taxes	2,467	16,471
Provision for (benefit from) income taxes	(2,192)	6,591

Net income	$4,659	$9,880

Earnings per share—Basic	$0.04	$0.09
Earnings per share—Diluted	$0.04	$0.08
Weighted average shares outstanding—Basic	114,555	113,680
Weighted average shares outstanding—Diluted	117,356	118,087

The accompanying notes are an integral part of the condensed consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended
	January 3, 2009	December 29, 2007
Cash flows from operating activities:
Net income	$4,659	$9,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,795	11,935
Stock-based compensation	10,531	10,603
Other non-cash costs, net	412	1,157
In-process research and development	—	1,887
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	23,439	38,100
Accounts payable and accrued expenses	(3,492)	(3,880)
Accrued compensation and benefits	(22,541)	(26,239)
Deferred revenue	(8,730)	(16,417)
Accrued income taxes	(11,187)	(1,487)
Other current assets and prepaid expenses	324	(3,293)
Other noncurrent assets and liabilities	6,214	(1,691)

Net cash provided by operating activities	14,424	20,555

Cash flows from investing activities:
Additions to property and equipment	(8,172)	(4,830)
Acquisitions of businesses, net of cash acquired	(8,362)	(262,285)

Net cash used by investing activities	(16,534)	(267,115)

Cash flows from financing activities:
Borrowings under revolving credit facility	—	220,000
Repayment of borrowings under revolving credit facility	(13,265)	(15,000)
Proceeds from issuance of common stock	2,106	2,024
Repurchases of common stock	(9,581)	—
Payments of withholding taxes in connection with vesting of restricted stock units and restricted stock	(2,458)	(8,962)
Other	(139)	(8)

Net cash (used) provided by financing activities	(23,337)	198,054

Effect of exchange rate changes on cash and cash equivalents	(4,561)	23

Net decrease in cash and cash equivalents	(30,008)	(48,483)
Cash and cash equivalents, beginning of period	256,941	263,271

Cash and cash equivalents, end of period	$226,933	$214,788

The accompanying notes are an integral part of the condensed consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three months ended
	January 3, 2009	December 29, 2007
Net income	$4,659	$9,880

Other comprehensive loss, net of tax provision:
Foreign currency translation adjustment	(7,401)	(330)
Minimum pension liability adjustment, net of tax of $3 for the three months ended January 3, 2009 and $194 for the three months ended December 29, 2007	(8)	(14)

Other comprehensive loss	(7,409)	(344)

Comprehensive income (loss)	$(2,750)	$9,536

The accompanying notes are an integral part of the condensed consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Parametric Technology Corporation (PTC) and its wholly owned subsidiaries and have been prepared by management in accordance with accounting principles generally accepted in the United States of America and in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. While we believe that the disclosures presented are adequate to make the information not misleading, these unaudited quarterly financial statements should be read in conjunction with our 2008 annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair statement of our financial position, results of operations and cash flows at the dates and for the periods indicated. Unless otherwise indicated, all references to a year mean our fiscal year, which ends on September 30. The September 30, 2008 year-end consolidated balance sheet is derived from our audited financial statements.

In the first quarter of 2009, we began classifying revenue related to sales of our computer-based training products as license and maintenance revenue to better align with how these training products are sold to customers. Prior to that, computer-based training product revenue, and maintenance thereon, was classified as consulting and training service revenue and included in total service revenue. We have made certain reclassifications to the consolidated statements of operations for the three months ended December 29, 2007 to conform to classifications for the current period. For the three months ended December 29, 2007, computer-based training revenue totaling $3.8 million has been reclassified from service revenue to license revenue, and related costs of $0.1 million have been reclassified from cost of service to cost of license, in the accompanying consolidated statement of operations. This reclassification had no impact on total revenue, operating income or net income.

Deferred revenue primarily relates to software maintenance agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and, if not yet paid, the related customer receivable is included in other current assets. Billed but uncollected maintenance-related amounts included in other current assets at January 3, 2009 and September 30, 2008 were $83.4 million and $76.8 million, respectively.

As of January 3, 2009, approximately 14% of the total net trade accounts receivable was due from a customer in Europe. No individual customer comprised more than 10% of our net trade accounts receivable as of September 30, 2008.

The results of operations for the three months ended January 3, 2009 are not necessarily indicative of the results expected for the remainder of the fiscal year.

2. Restructuring Charges

There were no restructuring charges recorded in the first three months of 2009.

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

The following table summarizes restructuring accrual activity for the three months ended January 3, 2009:

	Employee Severance and Related Benefits	Facility Closures and Other Costs	Total
	(in thousands)
Balance, September 30, 2008	$5,505	$12,179	$17,684
Cash disbursements	(2,516)	(1,791)	(4,307)
Foreign exchange impact	(142)	(432)	(574)

Balance, January 3, 2009	$2,847	$9,956	$12,803

The accrual for facility closures and related costs is included in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheet, and the accrual for employee severance and related benefits is included in accrued compensation and benefits. As of January 3, 2009, of the $12.8 million remaining in accrued restructuring charges, $11.3 million was included in current liabilities and $1.5 million was included in other long-term liabilities, principally for facility costs to be paid out through 2013.

In determining the amount of the facilities accrual, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates are reviewed quarterly based on known real estate market conditions and the credit-worthiness of subtenants and may result in revisions to established facility reserves. We had accrued $9.6 million as of January 3, 2009 related to excess facilities (compared to $11.7 million at September 30, 2008), representing gross lease commitments with agreements expiring at various dates through 2013 of approximately $21.2 million, net of committed and estimated sublease income of approximately $11.4 million less a present value factor of $0.2 million. We have entered into signed sublease arrangements for approximately $10.9 million, with the remaining $0.5 million based on future estimated sublease arrangements.

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

Our equity incentive plans provide for grants of nonqualified and incentive stock options, common stock, restricted stock, restricted stock units and stock appreciation rights to employees, directors, officers and consultants. Since July 2005, the date that we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, we have awarded restricted stock and restricted stock units as the principal equity incentive awards, including certain performance-based awards that are earned based on achieving performance criteria established by the Compensation Committee of our Board of Directors on or prior to the grant date. Each restricted stock unit represents the contingent right to receive one share of our common stock. Our equity incentive plans are described more fully in Note K to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

We made the following restricted stock and restricted stock unit grants in the first quarters of 2009 and 2008:

	Restricted Stock				Restricted Stock Units
Grant Period	Performance-based		Time-based		Performance-based		Time-based
	(Number of Shares)				(Number of Units)
First quarter of 2009	—		—		537,366	(1)	6,666
First quarter of 2008	477,830	(2)	354,038	(3)	88,215	(4)	2,303,559	(5)

(1)	These restricted stock units were granted to our executive officers and certain employees and will vest in November 2009 to the extent that the performance criteria are met.

(2)	These restricted shares were granted to our executive officers. Of the shares granted, 462,056 were earned and 15,774 were forfeited as the performance criteria were not achieved in full. Of the earned shares, the restrictions on 233,824 shares lapsed in November 2008, and the restrictions on the remaining shares will lapse in two substantially equal amounts in November 2009 and November 2010.
(3)	These restricted shares were granted to our executive officers. The restrictions on these shares lapse in three substantially equal installments in November 2008, 2009 and 2010
(4)	These restricted stock units were granted to employees in connection with our employee management incentive plans for the 2008 fiscal year and vested in November 2008 as the performance criteria were fully met.
(5)	These restricted stock units were granted to employees. Of these units, 760,277 vest in three substantially equal installments in November 2008, 2009 and 2010, and 1,543,282 were granted as a special retention grant. Two-thirds of such retention units will vest in November 2009 and the remaining retention units will vest in November 2010. The vesting of these retention units will be accelerated if the holder is terminated under certain circumstances within two years after a change in control of PTC.

With respect to all grants of restricted stock and restricted stock units outstanding, in the first quarters of 2009 and 2008, the restrictions on 687,938 and 681,859 restricted shares lapsed, respectively, and 649,473 and 759,191 restricted stock units vested, respectively. The fair value of restricted shares and restricted stock units granted in the first quarters of 2009 and 2008 was based on the fair market value of our stock on the date of grant. The weighted average fair value per share of restricted shares and restricted stock units granted in the first quarters of 2009 and 2008 was $9.48 and $18.58, respectively.

The following table shows the classification of compensation expense recorded for our stock-based awards as reflected in our consolidated statements of operations:

	Three months ended
	January 3, 2009	December 29, 2007
	(in thousands)
Cost of license revenue	$14	$—
Cost of service revenue	2,255	2,347
Sales and marketing	2,908	2,867
Research and development	2,258	2,270
General and administrative	3,096	3,119

Total stock-based compensation expense	$10,531	$10,603

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

The following table presents the calculation for both basic and diluted EPS:

	Three months ended
	January 3, 2009	December 29, 2007
	(in thousands, except per share data)
Net income	$4,659	$9,880

Weighted average shares outstanding—Basic	114,555	113,680
Dilutive effect of employee stock options, restricted shares and restricted stock units	2,801	4,407

Weighted average shares outstanding—Diluted	117,356	118,087

Earnings per share—Basic	$0.04	$0.09
Earnings per share—Diluted	$0.04	$0.08

Stock options to purchase 3.8 million shares and 3.3 million shares for the first quarters of 2009 and 2008, respectively, were outstanding but were not included in the calculation of diluted net income per share because the exercise prices per share, plus the tax benefits and unamortized compensation relating thereto, were greater than the average market price of our common stock for those periods. These shares were excluded from the computation of diluted EPS as the effect would have been anti-dilutive.

Common Stock Repurchases

Prior to May 14, 2008, our Board of Directors had authorized the repurchase of up to 16.0 million shares of our common stock. On May 14, 2008, our Board of Directors revoked the prior repurchase authorization and authorized us to use up to $50 million of cash from operations to repurchase shares of our common stock in the form of open market purchases. The current authorization was increased to $100 million on November 20, 2008 and will expire on May 14, 2009 unless earlier revoked. In the first quarter of 2009, we repurchased 0.9 million shares at a cost of $9.6 million. We did not repurchase any shares under our repurchase program in the first quarter of 2008. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.

5. Goodwill, Intangible Assets and Acquisitions

Our acquisitions are described more fully in Note E to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

Goodwill

The change in the carrying amount of goodwill from September 30, 2008 to January 3, 2009 includes the preliminary allocation of goodwill for the acquisition of Synapsis ($3.1 million) offset by foreign currency translation adjustments related to goodwill balances that are recorded in non-U.S. currencies.

Amortization of intangible assets

The aggregate amortization expense for intangible assets with finite lives recorded for the first quarters of 2009 and 2008 was classified in our consolidated statements of operations as follows:

	Three months ended
	January 3, 2009	December 29, 2007
	(in thousands)
Amortization of acquired intangible assets	$3,868	$2,893
Cost of license revenue	4,668	3,001
Cost of service revenue	8	17

Total amortization expense	$8,544	$5,911

Synapsis Acquisition

In the first quarter of 2009, we acquired substantially all of the assets of Synapsis Technology, Inc., a provider of environmental regulatory compliance solutions, for $7.4 million in cash. Synapsis was a privately-held U.S.-based company with approximately 20 employees. The results of the Synapsis business have been included in our consolidated financial statements beginning December 11, 2008. Our results of operations prior to this acquisition, if presented on a pro forma basis would not differ materially from our reported results.

The Synapsis acquisition was accounted for as a business combination. The purchase price allocation is preliminary, pending the final valuation of acquired assets and liabilities. As of January 3, 2009, the purchase price has been allocated primarily to goodwill and purchased software based on a preliminary estimate of the fair value of acquired assets and liabilities.

CoCreate Acquisition

In the first quarter of 2008, we acquired all of the outstanding common stock of CoCreate Software GmbH, a provider of CAD and PLM solutions, for $247.5 million (net of cash acquired). No PTC common stock or stock options were issued in the acquisition. CoCreate was a privately-held company based in Sindelfingen, Germany. CoCreate’s results of operations have been included in our consolidated financial statements beginning December 1, 2007.

Purchased in-process research and development of $0.8 million, related to a CoCreate project under development for which technological feasibility had not yet been established at the acquisition date and for which there was no alternative future use, was written-off in the first quarter of 2008. The value of the purchased in-process research and development was determined using the residual income method, which discounts expected future cash flows from projects under development. Under this method, the projected cash flow of the intangible asset considers the contribution of other assets to the overall cash flow in order to isolate the economic benefit generated by the specific intangible asset. A risk-adjusted discount rate of 23% was used to reflect the overall risk associated with the project. The expected cost to complete the project was approximately $0.3 million at the acquisition date. This development project was completed in the first quarter of 2009.

The unaudited financial information in the table below summarizes the combined results of operations of PTC and CoCreate, on a pro forma basis, as though the companies had been combined as of the beginning of the first quarter of 2008. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place at the beginning of the first quarter of 2008. The pro forma financial information is based on PTC’s results of operations for the first quarter of 2008, which includes CoCreate’s results beginning December 1, 2007, combined with CoCreate’s results of operations for the two months ended November 30, 2007.

The pro forma financial information includes the amortization charges from acquired intangible assets, adjustments to interest income (expense) and the related tax effects.

Three months ended December 29, 2007
(in millions, except per share data)
Revenue	$254.6
Operating income	18.3
Net income	10.4
Earnings per share—Basic	$0.09
Earnings per share—Diluted	$0.09

LBS Acquisition

In the first quarter of 2008, we acquired Logistics Business Systems Ltd. (LBS), a provider of integrated logistics support solutions for the aerospace and defense and civil aviation industries, for approximately $13.1 million in cash (net of $1.6 million of cash acquired). LBS was a privately-held company based in the United Kingdom. Results of operations for LBS have been included in PTC’s consolidated statements of operations since October 20, 2007. Our results of operations prior to this acquisition, if presented on a pro forma basis, would not differ materially from our reported results.

6. Fair Value Measurements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (SFAS 159). This Statement permits an entity to choose to measure many financial instruments and certain other items at fair value. A business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years, with early adoption permitted. On October 1, 2008, we adopted SFAS 159, however, we did not elect to re-measure any of our existing financial assets or liabilities under the provisions of this standard. As a result, the adoption of SFAS 159 did not have any effect on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, in January 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 permits entities to elect to defer the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We elected to defer the adoption of SFAS 157 with respect to those assets and liabilities permitted by FSP 157-2. We are currently evaluating the impact, if any, that the adoption of FSP 157-2 will have on our consolidated financial statements. On October 1, 2008, we adopted SFAS 157 and certain related FASB staff positions for our financial assets and liabilities. The adoption of SFAS 157 and related positions did not have a material impact on our consolidated financial statements.

SFAS 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. SFAS 157 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS 157 establishes three levels of inputs that may be used to measure fair value:

•	Level 1: quoted prices in active markets for identical assets or liabilities;

•

Level 2: inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

•	Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our significant financial assets measured at fair value on a recurring basis were all measured using input type Level 1 and consisted of the following as of January 3, 2009:

January 3, 2009
(in thousands)
Cash equivalents (1)	$23,512
Forward contracts	508

Total financial assets	$24,020

(1)	Represent money market funds.

7. Recent Accounting Pronouncements

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

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those years, with early adoption encouraged. We do not believe the adoption of SFAS 161 in our fiscal 2010 will have a material effect on our consolidated financial position, results of operations or cash flows.

Business Combinations

In December 2007, the FASB issued Statement No. 141(R), Business Combinations (SFAS 141(R)) and Statement of Financial Accounting Standards No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). These statements will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. SFAS 141(R) requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize preacquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; and (vii) capitalize acquisition-related restructuring costs only if the criteria in SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, are met as of the acquisition date. In addition, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of acquisition.

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

8. Segment Information

We operate within a single industry segment—computer software and related services. Operating segments as defined by SFAS 131, Disclosures about Segments of an Enterprise and Related Information, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision making group is our executive officers. We have two operating and reportable segments: (1) Software Products, which includes license and related maintenance revenue (including new releases and technical support) for all our products except training-related products; and (2) Services, which includes consulting, implementation, training, computer-based training products, including maintenance thereon, and other support revenue. In our consolidated statements of operations, maintenance revenue is included in service revenue. We do not allocate sales, marketing or administrative expenses to our operating segments, as these activities are managed on a consolidated basis.

The revenue and operating income attributable to our operating segments are summarized as follows:

	Three months ended
	January 3, 2009	December 29, 2007
	(in thousands)
Revenue:
Total Software Products segment revenue	$178,578	$181,068
Total Services segment revenue	61,813	60,174

Total revenue	$240,391	$241,242

Operating income: (1)(2)
Software Products segment	$104,004	$112,766
Services segment	833	3,255
Sales and marketing expenses	(79,862)	(76,470)
General and administrative expenses	(21,437)	(24,686)

Total operating income	$3,538	$14,865

(1)	The operating income reported for each operating segment does not represent the total operating results as it does not contain an allocation of sales, marketing, corporate and general and administrative expenses incurred in support of the operating segments.
(2)	As described in Note 2 and Note 5, in the first three months of 2008, we recorded a restructuring charge of $9.7 million and an in-process research and development charge of $1.9 million. Of the combined charges of $11.6 million, $2.9 million was included in the Software Products segment, $2.1 million was included in the Services segment, $5.5 million was included in sales and marketing expenses, and $1.1 million was included in general and administrative expenses.

Data for the geographic regions in which we operate is presented below.

	Three months ended
	January 3, 2009	December 29, 2007
	(in thousands)
Revenue:
North America (1)	$83,525	$84,523
Europe (2)	99,372	101,640
Asia-Pacific (3)	57,494	55,079

Total revenue	$240,391	$241,242

(1)	Includes revenue in the United States totaling $79.2 million and $80.9 million for the three months ended January 3, 2009 and December 29, 2007, respectively.
(2)	Includes revenue in Germany totaling $33.3 million and $27.7 million for the three months ended January 3, 2009 and December 29, 2007, respectively.
(3)	Includes revenue in Japan totaling $25.8 million and $25.1 million for the three months ended January 3, 2009 and December 29, 2007, respectively.

9. Income Taxes

In the first quarter of 2009, our effective tax rate was a benefit of 89% on pre-tax income of $2.5 million, compared to a provision of 40% in the first quarter of 2008 on pre-tax income of $16.5 million. In the first quarter of 2009, our effective tax rate was lower than the 35% statutory federal income tax rate due primarily to foreign taxes at a net effective tax rate lower than the U.S. rate and a $1.8 million tax benefit related to research and development (R&D) tax credits triggered by a retroactive extension of the R&D tax credit enacted during the first quarter of 2009. In the first quarter of 2008, our effective tax rate was higher than the statutory federal income tax rate due primarily to the impact of losses in a foreign jurisdiction for which we did not record a tax benefit due to the uncertainty of whether we would be able to realize the benefit of such losses. We expect to record a tax benefit of up to $7 million in the second quarter of 2009 as a result of the filing of the action against PTC’s Japanese subsidiary described in Note 10.

As of January 3, 2009 and September 30, 2008, we had unrecognized tax benefits of $28.6 million ($24.1 million net of tax benefits from non-U.S. jurisdictions) and $26.3 million ($21.9 million net of tax benefits from non-U.S. jurisdictions), respectively. In the three months ended January 3, 2009, we recorded a net increase of $2.3 million. If all of our unrecognized tax benefits as of January 3, 2009 were to become recognizable in the future, we would record a $21.1 million benefit to the income tax provision.

Our policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of our income tax provision. In both of the first quarters of 2009 and 2008, we included $0.1 million of interest expense and no tax penalty expense in our income tax provision. As of January 3, 2009 and September 30, 2008, we had accrued $0.9 million and $0.8 million, respectively, of estimated interest expense. We had no accrued tax penalties as of either January 3, 2009 or September 30, 2008. Changes in our unrecognized tax benefits in the three months ended January 3, 2009 were as follows:

(in thousands)
Balance as of October 1, 2008	$26,320
Tax positions related to current year	1,652
Tax positions related to prior years	636

Balance as of January 3, 2009	$28,608

Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates. We anticipate the settlement of certain tax audits may be finalized within the next twelve months and could result in a decrease to our unrecognized tax benefits of up to $6 million.

In the normal course of business, PTC and its subsidiaries are examined by various taxing authorities, including the Internal Revenue Service in the United States. As of January 3, 2009, we remained subject to examination in the following major tax jurisdictions for the tax years indicated:

Major Tax Jurisdiction	Open Years
United States	2003, and 2005 through 2008
Germany	2004 through 2008
France	2004 through 2008
Japan	2005 through 2008
Ireland	2003 through 2008

In November 2008, we completed a realignment of our European business which resulted in a one-time taxable gain in the U.S. We expect this realignment will result in the utilization of the majority of our U.S. federal net operating loss carryforwards in 2009. We do not expect this realignment to negatively impact our 2009 effective tax rate, in part because it enables us to recognize current year and previously reserved tax credits and because, pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, the resulting tax impact must be deferred over the useful life of the property being transferred. As of January 3, 2009, the accompanying consolidated balance sheet included $7 million in current deferred tax assets and tax-related deferred charges and $35 million in long-term deferred tax assets and tax-related deferred charges related to this deferral. This realignment had no impact on our consolidated income before income taxes and had an immaterial impact on our consolidated provision for income taxes for the three months ended January 3, 2009.

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

On November 28, 2007, in connection with our acquisition of CoCreate, we borrowed $220 million under the credit facility in two tranches: $36 million that accrued interest at the Eurodollar-based borrowing rate, and an alternate currency loan of 124.6 million Euros, equivalent to $184 million at the borrowing date, that accrued interest at approximately 5.6% per year. The $36 million loan was repaid in full in the first six months of 2008. In addition, to date we have repaid 71.1 million Euros of the alternate currency loan, including 9.4 million Euros in the first three months of 2009. As of January 3, 2009, we had 53.5 million Euros outstanding under the revolving credit facility, which was equivalent to $74.0 million on that date. The current loan accrues interest at 4.68% per year and matures on February 27, 2009. Upon the due date, and subsequent due dates, we may either repay the amount outstanding or roll over the amount outstanding with new short term loans at the then current interest rates described above.

The credit facility limits our and our subsidiaries’ ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends and make other distributions; make investments and enter into joint ventures; dispose of assets; and engage in transactions with affiliates, except on an arms-length basis. Under the credit facility, we and our material domestic subsidiaries may not invest cash or property in, or loan cash to, our foreign subsidiaries in aggregate amounts exceeding $25 million for any purpose and an additional $50 million for acquisitions of businesses. In addition, under the credit facility, PTC must maintain a defined leverage ratio not to exceed 2.50 to 1.00 and a defined fixed-charge ratio of not less than 1.25 to 1.00. Any failure to comply with the financial or operating covenants of the credit facility would not only prevent us from being able to borrow additional funds, but would also constitute a default, resulting in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. A change in control of PTC (as defined in the credit facility) also constitutes an event of default, permitting the lenders to accelerate the required payments of all amounts due and to terminate the credit facility. As of January 3, 2009, as defined in the lending agreement, our leverage ratio was 0.33 to 1.00 and our fixed-charge ratio was 2.27 to 1.00. We were in compliance with all financial and operating covenants of the credit facility as of January 3, 2009.

One of our subsidiaries has a $3.7 million credit facility. No amounts have been borrowed under the credit facility.

Legal Proceedings

On August 2, 2007, GE Capital Leasing Corporation (now GE Financial Services Corporation, “GECL”) filed a lawsuit against us in the U.S. District Court for the District of Massachusetts. The lawsuit alleges that

GECL was fraudulently induced to provide over $60 million in financing to Toshiba Corporation for purchases of third party products, predominantly PTC products, during the period from 2003 to 2006. GECL claims that PTC participated in the alleged scheme or, alternatively, should have been aware of the scheme and made negligent misrepresentations that enabled the scheme to continue undetected. All of the alleged transactions occurred in Japan. GECL’s complaint claims damages of $47 million and seeks three times that amount plus attorneys’ fees. On October 2, 2008, the United States District Court for the District of Massachusetts entered an order granting PTC’s motion to dismiss GECL’s complaint subject to certain conditions, including PTC’s agreement to provide certain discovery to GECL and to assent to personal jurisdiction in Japan. On November 17, 2008, GECL filed a motion to vacate the court’s October 2nd order and to seek to continue the case in the U.S. We have opposed GECL’s motion.

On January 7, 2009, GECL also filed an action in Tokyo District Court in Japan against PTC’s Japanese subsidiary, PTC Japan K.K. The lawsuit arises from the same underlying transactions as the Massachusetts lawsuit and seeks damages of 5,808,384,889 Yen (approximately $63 million as of January 3, 2009) plus interest of 5% per year on such amount since April 27, 2007 and costs of the lawsuit. GECL has asked the court to consolidate this newly filed action with its pending action against Toshiba and other parties to the transactions filed in Tokyo District Court in August 2007.

We dispute GECL’s claims and intend to contest them vigorously. As of January 3, 2009 and September 30, 2008, revenue of 4,658,162,417 Yen ($50.5 million and $43.8 million, respectively), that was previously recorded for the transactions at issue has been deferred and recorded as customer advances in our consolidated balance sheets. That liability will remain recorded until the rights and obligations of the several companies connected with the Toshiba transactions are resolved. The change in customer advances at January 3, 2009 from September 30, 2008 is due to foreign currency translation adjustments. To the extent that matters are resolved in our favor, we will reduce customer advances and record revenue or other income at that time. We have not accrued any other liability for this matter as of January 3, 2009.

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

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q about our anticipated financial results and profitability, the development of our products and markets, and adoption of our solutions are forward-looking statements that are subject to the inherent uncertainties in predicting future results and conditions. Risks and uncertainties that could cause actual results to differ materially from those projected include the following: our customers may continue to decrease, delay or forego investments in our solutions in this global economic climate; customers may delay, or become unable to pay, payments due to us in this global economic climate; our efforts to reduce our operating costs may not become effective as quickly as we expect and could harm our business; our cost reduction initiatives may delay our ability to take advantage of opportunities when the economy recovers; we may be unable to increase revenues or successfully execute strategic and other business initiatives while containing expenses; our ability to successfully differentiate our products and services from those of our competitors and otherwise compete could be adversely affected by changes in the competitive landscape that have increased both the size and number of companies with which we compete, some of which have larger operating budgets on an absolute and relative basis; as well as other risks and uncertainties referenced in Part II, Item 1A. “Risk Factors” of this report.

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

Our PLM software solutions provide our customers with a product development system that enables them to create digital product content, collaborate internally and externally, control content and automate processes, configure products and content, and communicate product information to people and systems across the extended enterprise and design chain. We have devoted significant resources to developing our PLM offerings into an integrated product development system.

Executive Overview

The most significant challenge we faced in the quarter was the current global economic environment in which companies are spending less and taking longer to decide where they are going to invest. We expect this economic environment to continue at least for the near-term and our customers, including those of our resellers, to reduce the amount of their investments in our solutions and to take longer to make investment decisions. Our other significant challenge was the recent decline in the value of non-U.S. currencies in which we transact business relative to the U.S. dollar, particularly the Euro, which adversely affected, and may continue to adversely affect, our reported results as amounts earned in these currencies are translated into dollars for reporting purposes.

We recorded $240 million of revenue in the first quarter of 2009 compared to $241 million in the year-ago period. While our revenue was relatively flat quarter over quarter, it reflects a 29% decline in license revenue, approximately $20 million, and a decline in the value of the Euro relative to the U.S. Dollar, partially offset by two months of additional revenue contribution in the first quarter of 2009 from the CoCreate business, which we acquired on November 30, 2007, and organic growth in our maintenance and services businesses. We view the decline in license revenue as particularly significant and, accordingly, have reduced our revenue expectations for the year. We expect license revenues will continue to be below 2008 levels and that the declines in license revenue could negatively impact to a lesser extent consulting and training services revenue and maintenance revenue in 2009 and beyond.

Our operating income and net income were also below our expectations for the quarter as our operating expenses constituted a greater percentage of our revenue than we had planned due to the lower than planned level of revenue recorded in the quarter.

Accordingly, as a result of the lower than anticipated revenue expectations for 2009, we are taking actions to reduce our operating costs, including:

•	implementing a hiring freeze other than for selected positions that support our key strategic initiatives;

•	eliminating annual merit increases for our employees;

•	reducing travel and marketing related expenses; and

•	reducing our workforce.

We expect that the employee headcount reductions, and potential associated facility consolidations, will result in total combined restructuring charges during the remainder of 2009 of approximately $15 million, substantially all of which we expect will be recorded in the second quarter of 2009.

While we remain focused on reducing costs to increase our profitability, we intend to continue to make strategic investments we believe are critical to gaining market share and improving operating profitability over the longer-term. Such investments include:

•	improving the breadth and competitiveness of our product portfolio through both internal development and strategic acquisitions;

•	expanding our reseller channel and developing a network of enterprise reseller partners; and

•	expanding our services ecosystem with the addition of strategic services partners.

Continued macroeconomic pressure or additional declines in revenue beyond that which we expect could cause us to reduce or delay these strategic investments and/or take further actions to reduce our operating costs.

Product Releases and Recent Acquisitions

We released Windchill ProductPoint® (our Microsoft SharePoint-based version of Windchill) in January 2009. Windchill ProductPoint is targeted at the small- and medium-size business (SMB) market, which we believe represents a growth opportunity over the longer term.

We continue to pursue acquisitions of strategic companies and technologies that will expand our solution footprint and/or our distribution model. In the first quarter of 2009, we acquired substantially all of the assets of Synapsis Technology, Inc, a provider of software that supports environmental regulatory compliance and “green” product design, for approximately $7.4 million. We do not expect that the acquisition will contribute significantly to revenue or earnings in 2009.

Results of Operations

Explanatory Note about a Change in Our Revenue Reporting

In the first quarter of 2009, we began classifying revenue related to sales of our computer-based training products as license and maintenance revenue to better align our reporting with how these training products are sold to customers. Prior to that, computer-based training product revenue, and maintenance thereon, was classified as consulting and training service revenue and included in total service revenue. Revenue for the first quarter of 2008 has been reclassified to conform to the current classification and the discussion below gives effect to this change.

Impact of Foreign Currency Exchange on Results of Operations

Approximately two-thirds of our revenue and half of our expenses are transacted in currencies other than the U.S. dollar. Because we report our results of operations in U.S. dollars, currency translation affects our reported results. On a year-over-year comparative basis, our revenues for the first quarter of 2009 were unfavorably impacted as a result of changes in currency exchange rates, primarily the Euro. Conversely, our expenses were lower as a result of changes in these rates. If actual reported results for the first quarter of 2009 had been converted into U.S. dollars based on the corresponding prior year’s foreign currency exchange rates, revenue would have been higher by approximately $7.8 million and expenses would have been higher by approximately $7.7 million. The net impact on year-over-year results would have been an increase in operating income of $0.1 million. The results of operations, revenue by line of business, and revenue by geographic region in the tables that follow present both actual percentage changes year over year and percentage changes year over year on a constant currency basis.

Total Operating Results

Total revenue, costs and expenses, operating income and net income for the first quarters of 2009 and 2008 were as follows:

		Percent Change
	Three months ended January 3, 2009	Actual	Constant Currency	Three months ended December 29, 2007
	(Dollar amounts in millions)
Total revenue	$240.4	—%	3%	$241.2
Total costs and expenses	236.9	5%	8%	226.3

Operating income	3.5	(77)%	(75)%	14.9
Other income (expense), net	(1.0)			1.6

Income before income taxes	2.5			16.5
Provision for (benefit from) income taxes	(2.2)			6.6

Net income	$4.7			$9.9

Revenue decreased primarily due to a 29% decrease in license revenue and the unfavorable impact of foreign currency exchange rate movements, partially offset by two additional months of revenue in the first quarter of 2009 from the CoCreate business, which we acquired on November 30, 2007, as well as organic growth in maintenance and consulting and training service revenue.

Costs and expenses increased primarily due to higher sales and marketing costs due to planned increases in sales capacity, higher cost of service revenue in support of increased consulting and training services revenue, higher research and development expenses due to investments we made to support expansion of our solutions, two additional months of costs from the CoCreate business and increased amortization of intangible assets associated with our acquisitions, partially offset by the impact of foreign currency exchange rate movements and the absence of restructuring charges.

Operating income decreased due to lower than expected revenue and the cost and expense increases described above.

Details of Results of Operations

We discuss our results of operations for the first quarters of 2009 and 2008 in detail below, beginning with a table showing certain consolidated financial data as a percentage of total revenue, followed by a discussion of revenue and costs and expenses. Our results of operations include the results of operations of companies we acquired beginning on their respective acquisition dates.

	Three months ended
	January 3, 2009	December 29, 2007
Revenue:
License	21%	29%
Service	79	71

Total revenue	100	100

Costs and expenses:
Cost of license revenue	3	2
Cost of service revenue	32	30
Sales and marketing	33	29
Research and development	20	17
General and administrative	9	10
Amortization of acquired intangible assets	2	1
In-process research and development	—	1
Restructuring charges	—	4

Total costs and expenses	99	94

Operating income	1	6
Interest and other income (expense), net	—	1

Income before income taxes	1	7
Provision for (benefit from) income taxes	(1)	3

Net income	2%	4%

Revenue

Total Revenue

Our revenue consists of software license revenue and service revenue, which includes software maintenance revenue (consisting of providing our customers software updates and technical support) as well as consulting and training revenue (including implementation services).

In the first quarter of 2009, we began classifying revenue related to sales of our computer-based training products as license and maintenance revenue to better align our reporting with how these training products are sold to customers. Prior to that, computer-based training product revenue, and maintenance thereon, was classified as consulting and training service revenue and included in total service revenue. For the quarter ended December 29, 2007, we reclassified $3.8 million of license revenue and $0.9 million of maintenance revenue related to computer-based training product sales from consulting and training service revenue to license revenue and maintenance revenue, respectively, to conform to the current classification. The table and discussion below gives effect to this reclassification. The amount of computer-based training product revenue varies from quarter to quarter and, for the first quarter of 2009, was below such revenue recorded in the first quarter of 2008.

The following table shows our revenue by line of business for the periods indicated.

		Percent Change
	Three months ended January 3, 2009	Actual	Constant Currency	Three months ended December 29, 2007
	(Dollar amounts in millions)
License revenue	$50.5	(29)%	(26)%	$71.0
Service revenue:
Maintenance revenue	130.8	14%	16%	114.7
Consulting and training service revenue	59.1	6%	12%	55.5

Total service revenue	189.9	12%	15%	170.2

Total revenue	$240.4	—%	3%	$241.2

Revenue results for the first quarter of 2009 reflect weak license sales. We believe this was primarily attributable to the adverse macroeconomic environment which caused our customers to reduce the amount of their purchases and delay purchasing decisions. Additionally, revenue in the quarter, compared to the year-ago period, was negatively impacted by unfavorable foreign currency exchange rates in most currencies in which we do business. Our maintenance and services businesses, however, performed well in the quarter. Revenue in the first quarter of 2009 also included growth from acquired businesses, particularly CoCreate. As a stand-alone company, CoCreate generated revenue of approximately $78 million for the twelve months ended October 31, 2007. CoCreate revenue has been included in our results of operations since December 1, 2007. Accordingly, results for the first quarter of 2008 included only one month of CoCreate revenue.

License Revenue

License revenue in the first quarter of 2009 reflects decreased year-over-year license sales in every region and across most of our major product families which we believe reflects the impact of the macroeconomic environment. License revenue was also unfavorably impacted by approximately $2.2 million due to unfavorable foreign currency exchange rate movements.

Maintenance Revenue

Maintenance revenue represented 54% and 48% of total revenue in the first quarters of 2009 and 2008, respectively. Maintenance revenue growth in the first quarter of 2009 reflects growth in the number of both Pro/ENGINEER and Windchill seats on maintenance year over year across all of our geographic regions. Maintenance revenue growth in the first quarter continued to benefit from CoCreate’s maintenance base. Excluding the CoCreate business, we delivered 4% year-over-year growth in maintenance revenues. Increases in maintenance revenue in the first quarter of 2009 were partially offset by unfavorable foreign currency exchange rate movements of approximately $3 million.

We believe the increase in Pro/ENGINEER and Windchill seats on maintenance is the result of license revenue growth in recent quarters and continued improvements in customer satisfaction. Accordingly, declines in license revenue will likely have an adverse effect on future maintenance revenue.

Consulting and Training Service Revenue

Consulting and training service revenue, which has a lower gross profit margin than license and maintenance revenues, accounted for 25% and 23% of total revenue in the first quarters of 2009 and 2008, respectively.

The increase in consulting and training service revenue in the first quarter of 2009 compared to the first quarter of 2008 was primarily the result of growth in consulting services in Asia-Pacific and North America.

Training revenue, which typically represents about 15% of our total consulting and training services revenue, was up 7% year over year. Consulting revenue, which is primarily related to Windchill implementations, was up 6% year over year.

Although we have pending service engagements that we expect to perform, declines in license revenue, particularly Windchill license revenue, will likely have an adverse effect on future services revenue.

Revenue by Geographic Region

		Percent Change
	Three months ended January 3, 2009	Actual	Constant Currency	Three months ended December 29, 2007
	(Dollar amounts in millions)
Revenue by region:
North America	$83.5	(1)%	(1)%	$84.5
Europe	99.4	(2)%	8%	101.6
Asia-Pacific	57.5	4%	(1)%	55.1
Revenue by region as a % of total revenue:
North America	35%			35%
Europe	41%			42%
Asia-Pacific	24%			23%

North America. The decrease in revenue in North America in the first quarter of 2009 compared to the first quarter of 2008 was due to a decrease in license revenue, partially offset by increases in maintenance revenue and consulting and training service revenue. Our reseller channel revenue grew 2% in North America in the first quarter of 2009 as we continue to increase our use of channel partners.

Europe. The first quarter of 2009 benefited from two additional months of CoCreate revenue offset by unfavorable foreign currency exchange rate movements, particularly the Euro. Revenue in the first quarter of 2009 reflects declines in license revenue partially offset by revenue from acquired products, particularly CoCreate products, and higher consulting and training services revenue. European revenue in the first quarters of both 2009 and 2008 included significant consulting service revenue from a single customer. Total revenue from that customer in both quarters did not exceed 5% of total revenue.

Asia-Pacific. Revenue in Asia-Pacific reflects 6% year-over-year growth in the Pacific Rim for the first quarter of 2009, and 3% growth in Japan for the same period. The increase in revenue in the Pacific Rim in the first quarter of 2009 was attributable to growth in Windchill license and consulting and training service revenue and maintenance revenue, partially offset by a decrease in MCAD products license revenue. Growth in Japan was attributable to revenue from acquired products, particularly CoCreate products license revenue, and the favorable impact of changes in the Yen exchange rate relative to the U.S. dollar, partially offset by a decline in organic license revenue across all of our major products.

Revenue from Individual Customers

We enter into customer contracts that may result in revenue being recognized over multiple reporting periods. Accordingly, revenue recognized in a current quarter may be attributable to contracts entered into during the current period or in prior periods. License and/or consulting and training service revenue of $1 million or more recognized from individual customers in the first quarter of 2009 was $24.2 million (attributable to nine customers) and in the first quarter of 2008 was $32.0 million (attributable to twelve customers). The decline in revenue with respect to these customers was primarily due to lower license revenue. We attribute the decline in the number of large transactions and the decline in license revenue to the macroeconomic environment.

The current adverse global economic conditions have resulted in longer lead times and smaller deal sizes, which we expect to continue at least for the near term. While we expect fluctuations and uncertainty in the level of customer spending for at least the next year, over the longer term we believe our historically strong performance in large accounts will continue as we believe that customers will continue to invest in PLM solutions relative to other IT spending initiatives and that customers will continue to invest in our PLM solutions due to the strength and breadth of our solutions.

Channel Revenue

We have been building and diversifying our reseller channel to become less dependent on a small number of resellers and to provide the resources necessary for more effective distribution of our products. We believe that using diverse and geographically dispersed resellers that focus on smaller businesses provides an efficient and cost effective means to reach these customers and allows our direct sales force to focus on larger sales opportunities. Revenue from our reseller channel grew 10% in the first quarter of 2009 to $64.8 million from $58.7 million in the first quarter of 2008. This growth was the result of two months of incremental CoCreate revenue and growth in North America. Excluding CoCreate revenue, our channel revenue was down 3% year over year. Our reseller channel was 27% of our total revenue in the first quarter of 2009, compared to 24% of total revenue in the first quarter of 2008. We believe our reseller channel continues to help us improve our profitability and increase our reach to small and medium-sized businesses around the world. We expect our channel revenue to grow at a rate faster than that of the overall business.

Costs and Expenses

While we intend to continue to invest in the strategic initiatives described in the “Executive Summary” of this section of this report, we remain focused on achieving our operating margin goals. Accordingly, we have taken and are taking steps to improve operating margins. We are implementing the cost reduction initiatives described in the “Executive Summary” to reduce our operating expenses in response to reduced revenue expectations for 2009. We expect to incur the restructuring charges described below in “Restructuring Charges” in connection with some of these initiatives.

The following table shows our costs and expenses by expense category for the periods stated.

	Three months ended
	January 3, 2009	Percent Change		December 29, 2007
	(Dollar amounts in millions)
Costs and expenses:
Cost of license revenue	$7.6	58%		$4.8
Cost of service revenue	75.7	7%		71.0
Sales and marketing	79.9	12%		71.0
Research and development	48.4	16%		41.5
General and administrative	21.4	(9)%		23.6
Amortization of acquired intangible assets	3.9	34%		2.9
In-process research and development	—			1.9
Restructuring charges	—			9.7

Total costs and expenses	$236.9	5	%(1)	$226.4

(1)	On a consistent foreign currency basis, compared to the year-ago period, total costs and expenses for the first quarter of 2009 increased 8%.

The increase in costs and expenses in the first quarter of 2009 compared to the prior year period was primarily due to the following:

•

acquisitions completed in 2008, particularly CoCreate in the first quarter of 2008, that added operating costs and increased headcount by an aggregate of more than 250 employees as of the end of 2008 compared to the end of 2007;

•	spending to support planned revenue growth, including increasing our services delivery capacity and investments in sales headcount;

•	investments in research and development to improve the breadth and competitiveness of our product portfolio; and

•	amortization expense, primarily associated with acquired intangible assets, which totaled $8.5 million in the first quarter of 2009 compared to $5.9 million in the first quarter of 2008.

These cost increases were partially diminished in comparison to the prior year due to charges of $9.7 million and $1.9 million for restructuring and in-process research and development, respectively, recorded in the first quarter of 2008. Additionally, the first quarter of 2008 included approximately $3.2 million of professional fees included in general and administrative expenses incurred primarily in connection with an Audit Committee investigation and restatement of prior period financial statements completed in that quarter.

Primarily as a result of increases in sales capacity and investments in research and development, headcount increased to 5,264 at January 3, 2009 from 5,087 at September 30, 2008 and 4,642 at December 29, 2007.

Cost of License Revenue

	Three months ended January 3, 2009	Percent Change	Three months ended December 29, 2007
	(Dollar amounts in millions)
Cost of license revenue	$7.6	58%	$4.8
% of total revenue	3%		2%
% of total license revenue	15%		7%

Our cost of license revenue consists of fixed and variable costs associated with reproducing and distributing software and documentation as well as royalties paid to third parties for technology embedded in or licensed with our software products and amortization costs associated with acquired products. Cost of license revenue as a percentage of license revenue was higher in the first quarter of 2009 than the first quarter of 2008 due to relatively lower license revenue. The increase in cost of license revenue in the first quarter of 2009 compared to the first quarter of 2008 was due primarily to amortization of acquired purchased software and capitalized software, which was higher by approximately $1.7 million. Cost of license revenue as a percent of license revenue can vary depending on product mix sold and the effect of fixed and variable royalties and the level of amortization of acquired software intangible assets.

Cost of Service Revenue

	Three months ended January 3, 2009	Percent Change	Three months ended December 29, 2007
	(Dollar amounts in millions)
Cost of service revenue	$75.7	7%	$71.0
% of total revenue	32%		30%
% of total service revenue	40%		42%
Service headcount	1,449	11%	1,311

Our cost of service revenue includes costs associated with instructor-led training, customer support and consulting personnel, such as salaries and related costs; third-party subcontractor fees; costs associated with the release of maintenance updates (including related royalty costs); and facility costs. Service margins can vary based on the product mix sold in the period. Total salaries, commissions, benefits and travel costs were 8% or $3.5 million higher in the first quarter of 2009 compared to the first quarter of 2008. These costs increased at a lower rate than the related headcount primarily because of globalization initiatives that have resulted in increased headcount in lower cost geographic regions, particularly China and India. The cost of third-party consulting services was $3.7 million higher in the first quarter of 2009 compared to the first quarter of 2008 due to the use of such services in support of increases in consulting and training service revenue.

Sales and Marketing

	Three months ended January 3, 2009	Percent Change	Three months ended December 29, 2007
	(Dollar amounts in millions)
Sales and marketing expenses	$79.9	12%	$71.0
% of total revenue	33%		29%
Sales and marketing headcount	1,425	17%	1,223

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. As a result of increases in headcount, primarily due to planned increases in our sales capacity, our salaries and benefit costs and travel expenses were higher by an aggregate of $4.1 million in the first quarter of 2009, compared to the first quarter of 2008. These costs increased at a lower rate than the related headcount primarily because of globalization initiatives that have resulted in increased sales headcount in lower cost geographic regions, particularly China, and the favorable impact of changes in the Euro relative to the U.S. Dollar.

Research and Development

	Three months ended January 3, 2009	Percent Change	Three months ended December 29, 2007
	(Dollar amounts in millions)
Research and development expenses	$48.4	16%	$41.5
% of total revenue	20%		17%
Research and development headcount	1,835	16%	1,587

Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Major research and development activities include developing new releases of our software that work together in a more integrated fashion and that include functionality enhancements. As a result of an increase in headcount, total salaries, benefits and travel costs were higher in the first quarter of 2009 compared to the first quarter of 2008 by an aggregate of $3.9 million.

General and Administrative

	Three months ended January 3, 2009	Percent Change	Three months ended December 29, 2007
	(Dollar amounts in millions)
General and administrative expenses	$21.4	(9)%	$23.6
% of total revenue	9%		10%
General and administrative headcount	542	7%	505

Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources, legal and administrative functions, as well as bad debt expense. Total salaries, benefits and travel costs were higher in the first quarter of 2009 compared to the first quarter of 2008 by an aggregate of $0.9 million. General and administrative expenses also include costs associated with outside professional services, including accounting and legal fees. The first quarter of 2008 included approximately $3.2 million of costs for outside professional services incurred primarily in connection with an Audit Committee investigation and restatement of prior period financial statements completed in that quarter.

Amortization of Acquired Intangible Assets

The increase in expense in the first quarter of 2009 compared to the first quarter of 2008 was due primarily to amortization of intangible assets resulting from the CoCreate and LBS acquisitions completed in the first quarter of 2008. Those acquisitions resulted in an increase in acquired intangible assets of $141.7 million. Acquired intangible assets consisted of $76.1 million of customer relationship intangibles, $62.1 million of purchased software, $2.3 million of trademarks, and $1.2 million of non-compete agreements and other, which are being amortized over estimated weighted average useful lives of 8-11 years, 8 years, 9 years and 1.5-5 years, respectively.

In-process Research and Development

In the first quarter of 2008, we recorded $1.9 million of in-process research and development costs associated with our acquisitions of CoCreate and Digital Human Inc. completed in the quarter. These costs are related to research and development projects in process for which technological feasibility had not yet been established at the respective acquisition date and for which there was no alternative future use.

Restructuring Charges

As part of our continuing efforts to increase profitability, we relocated certain business functions to locations, including China, where we are seeking to enhance our business presence and where labor costs are lower. Primarily as a result of this initiative, we recorded restructuring charges in the first quarter of 2008 of $9.7 million. The restructuring charge included a $3.3 million charge for severance and related costs associated with 62 employees notified of termination during the quarter and a $6.4 million charge related to excess facilities. The charge for excess facilities was primarily related to gross lease commitments in excess of estimated sublease income for excess facilities in the U.S. and the U.K.

Although we did not incur restructuring charges in the first quarter of 2009, we expect to incur a charge of approximately $15 million during the remainder of 2009 (primarily the second quarter) for reductions in force and potential associated facility consolidations that we plan to undertake to reduce our operating expenses in response to expected revenue declines for 2009.

Interest and Other Income (Expense), net

	Three months ended January 3, 2009	Three months ended December 29, 2007
	(Dollar amounts in millions)
Interest income	$1.6	$2.6
Interest expense	(1.2)	(1.1)
Other income (expense), net	(1.5)	0.1

Total other income (expense), net	$(1.1)	$1.6

Interest and other income (expense), net includes interest income, interest expense, costs of hedging contracts, certain realized and unrealized foreign currency transaction gains or losses and exchange gains or losses resulting from the required period-end currency remeasurement of the financial statements of our subsidiaries that use the U.S. dollar as their functional currency. A large portion of our revenue and expenses is transacted in foreign currencies. To reduce our exposure to fluctuations in foreign exchange rates, we engage in hedging transactions involving the use of foreign currency forward contracts, primarily in the Euro, the British Pound and the Japanese Yen.

Income Taxes

In the first quarter of 2009, our effective tax rate was a benefit of 89% on pre-tax income of $2.5 million, compared to a provision of 40% in the first quarter of 2008 on pre-tax income of $16.5 million. In the first quarter of 2009, our effective tax rate was lower than the 35% statutory federal income tax rate due primarily to foreign taxes at a net effective tax rate lower than the U.S. rate and a $1.8 million tax benefit related to research and development tax credits triggered by a retroactive extension of the research and development tax credit enacted during the first quarter of 2009. In the first quarter of 2008, our effective tax rate was higher than the statutory federal income tax rate due primarily to the impact of losses in a foreign jurisdiction for which we did not record a tax benefit due to the uncertainty of whether we would be able to realize the benefit of such losses.

Our future effective tax rate may be materially impacted by the amount of income taxes associated with our foreign earnings, which are taxed at rates different from the U.S. federal statutory rate, as well as the timing and extent of the realization of deferred tax assets and changes in the tax law. Further, our tax rate may fluctuate within a fiscal year, including from quarter to quarter, due to items arising from discrete events, including settlements of tax audits and assessments, the resolution or identification of tax position uncertainties, and acquisitions of companies. We expect to record a tax benefit of up to $7 million in the second quarter of 2009 as a result of the filing of the action against PTC’s Japanese subsidiary described in “Note 10. Commitments and Contingencies” in the Notes to Consolidated Financial Statements of this Form 10-Q.

Liquidity and Capital Resources

	January 3, 2009	December 29, 2007
	(in thousands)
Cash and cash equivalents	$226,933	$214,788

Amounts below are for the three months ended:
Cash provided by operating activities	$14,424	$20,555
Cash used by investing activities	(16,534)	(267,115)
Cash (used) provided by financing activities	(23,337)	198,054
Cash provided by operating activities included the following:
Cash disbursements for restructuring charges	(4,307)	(11,249)
Cash used by investing activities included the following:
Cash paid to acquire businesses, net of cash acquired	(8,362)	(262,285)
Cash (used) provided by financing activities included the following:
Net (repayments) borrowings under revolving credit facility	(13,265)	205,000
Repurchases of common stock	(9,581)	—

Cash and cash equivalents

We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. Cash and cash equivalents include highly liquid investments with original maturities of three months or less. At January 3, 2009, cash and cash equivalents totaled $226.9 million, down from $256.9 million at September 30, 2008. The decrease in cash and cash equivalents in the first quarter of 2009 was due primarily to uses of cash for: repayments of $13.3 million of amounts outstanding under our revolving credit facility; $9.6 million to repurchase our common stock; $8.4 million paid for acquisitions; $8.2 million for additions to property and equipment; and a $4.6 million unfavorable effect of exchange rate changes on cash and cash equivalents, partially offset by $14.4 million of cash provided by operations.

Cash provided by operating activities

Cash provided by operating activities was $14.4 million and $20.6 million in the first quarters of 2009 and 2008, respectively. This change was due primarily to lower receivables collections in the first quarter of 2009 compared to the first quarter of 2008 and higher income tax payments. Days sales outstanding was 70 days as of the end of the first quarter of 2009 compared to 61 days as of September 30, 2008 and 73 days at the end of the first quarter of 2008.

As of both January 3, 2009 and December 29, 2007, approximately 14% of our total net trade accounts receivable was due from a customer in Europe.

Cash used by investing activities

Cash used by investing activities was $16.5 million and $267.1 million in the first quarter of 2009 and 2008, respectively. The decrease in cash used by investing activities was primarily due to amounts paid for acquisitions of $8.4 million in the first quarter of 2009 compared to $262.3 million in the first quarter of 2008. During the first quarter of 2009, we paid approximately $7.4 million for the acquisition of the Synapsis assets. During the first quarter of 2008, we paid approximately $248.1 million, $13.1 million and $1.1 million for the CoCreate, LBS and DHI acquisitions, respectively, net of cash acquired. In addition, cash used for additions to property and equipment was $8.2 million in the first quarter of 2009 compared to $4.8 million in the first quarter of 2008. Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements.

Cash (used) provided by financing activities

Cash (used) provided by financing activities was $(23.3) million and $198.1 million in the first quarter of 2009 and 2008, respectively. The increase in cash used for financing activities in the first quarter of 2009 was primarily due to $13.3 million of repayments of amounts outstanding under our revolving credit facility compared to net borrowings of $205.0 million in the first quarter of 2008, as well as $9.6 million used to repurchase our common stock in the first quarter of 2009. We did not repurchase any shares under our repurchase program in the first quarter of 2008. These uses of cash were partially offset by lower cash used to pay employee withholding taxes related to restricted stock and restricted stock units that vested during the periods, which were $2.5 million in the first quarter of 2009, compared to $9.0 million in the first quarter of 2008.

Credit Facility

Subject to the terms of the credit facility agreement, we may borrow funds up to $230 million, repay the same in whole or in part and re-borrow at any time through February 20, 2011 when all amounts outstanding will be due and payable in full. Although we have the contractual right to borrow funds under the credit facility, conditions in the credit markets may preclude our ability to draw those funds if we were to seek to do so.

On November 28, 2007, in connection with our acquisition of CoCreate, we borrowed $220 million under the credit facility in two tranches: $36 million that accrued interest at the Eurodollar-based borrowing rate, and an alternate currency loan of 124.6 million Euros, equivalent to $184 million at the borrowing date, that accrued interest at approximately 5.6% per year. The $36 million loan was repaid in full in the first six months of 2008. In addition, to date we have repaid 71.1 million Euros of the alternate currency loan, including 9.4 million Euros in the first quarter of 2009. As of January 3, 2009 we had 53.5 million Euros outstanding under the revolving credit facility, which was equivalent to $74.0 million on that date. The current loan accrues interest at 4.68% per year and matures on February 27, 2009. Upon the due date, and subsequent due dates, we may either repay the amount outstanding or roll over the amount outstanding with new short term loans at the then current interest rates described above.

For a description of the terms and conditions of the credit facility, including limitations on our ability to undertake certain actions, see “Note 10. Commitments and Contingencies” in the Notes to Consolidated Financial Statements of this Form 10-Q.

Share Repurchases

Prior to May 14, 2008, our Board of Directors had authorized the repurchase of up to 16.0 million shares of our common stock. On May 14, 2008, our Board of Directors revoked the prior repurchase authorization and authorized us to use up to $50 million of cash from operations to repurchase shares of our common stock in the form of open market purchases. The current authorization was increased to $100 million on November 20, 2008 and will expire on May 14, 2009 unless earlier revoked. In the first quarter of 2009, we repurchased 0.9 million shares at a cost of $9.6 million. We have $85 million remaining under our current authorization and we intend to continue our share repurchases in the second quarter of 2009. We did not repurchase any shares under our repurchase program in the first quarter of 2008. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.

Expectations for Fiscal 2009

We believe that existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements through at least the next twelve months. During 2009, we expect to use cash to repurchase our shares and we expect to pay down the remaining amount outstanding under our credit facility by the end of 2009.

Capital expenditures are currently anticipated to be approximately $26 million and we expect to make cash disbursements estimated at $14 million for restructuring charges incurred in 2008 and prior periods. Additionally, we expect to incur total restructuring charges of approximately $15 million during the remainder of 2009, with most of the charges to be incurred in the second quarter. We expect that substantially all of the associated cash disbursements will be paid out in fiscal 2009.

We have evaluated, and expect to continue to evaluate, possible strategic acquisitions on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible strategic acquisitions. Our cash position could be reduced and we may incur additional debt obligations to the extent we complete any significant acquisitions.

As discussed above, current economic conditions and the global decline in business activity are having an adverse effect on our business. This may materially reduce the cash we are able to generate from operations, which may cause us to reduce the amounts we are able or willing to use for the foregoing purposes.

Critical Accounting Policies and Estimates

The financial information included in Item 1 reflects no material changes in our critical accounting policies and estimates as set forth under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2008 Annual Report on Form 10-K. However, you should be aware that, if the continuing worldwide economic troubles continue to have a negative effect on our business, actual circumstances in future periods may vary materially from those we previously estimated.

The following accounting estimates, among others, most likely to be impacted materially if the economic situation deteriorates significantly are our estimates regarding the valuation of goodwill and intangible assets, accounting for pensions, and the allowance for doubtful accounts.

Valuation of Goodwill and Acquired Intangible Assets

Our goodwill and net acquired intangible assets totaled $581.3 million and $587.5 million as of January 3, 2009 and September 30, 2008, respectively. We assess the impairment of goodwill on at least an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Factors we consider important (on an overall company basis and reportable segment basis, as applicable) that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in our use of the acquired assets or a significant change in the strategy for our business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, or a significant reduction of our market capitalization relative to net book value. We conduct our annual impairment test of goodwill and indefinite lived assets as of the end of the third quarter of each fiscal year. We completed our annual impairment review as of June 28, 2008 and concluded that no impairment charge was required as of that date.

During the first quarter of 2009, while our revenue was relatively flat as compared to the first quarter of 2008, our revenue, operating income and net income were below our expectations. While we expect the uncertain economic environment to continue at least for the near-term, we concluded that we have not had a trigger event that indicates that the carrying value of our goodwill and net acquired intangible assets may not be recoverable and we have concluded that we do not need to prepare an updated impairment analysis. Our conclusion is based in part on our market capitalization, which exceeded our net book value as of January 3, 2009. However, further significant negative industry or economic trends that adversely affect our future revenues and profits, or a further material reduction of our market capitalization relative to net book value, among other factors, may change our assessment and lead us to conclude that a portion of the carrying value of such assets may not be recoverable. That would require us to complete an updated valuation of our long-lived assets and to record an impairment charge relative to the differences between their carrying value and their estimated fair value.

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

Accounting for Pensions

In the U.S., we sponsor a frozen pension plan covering mostly inactive participants. Certain of our foreign subsidiaries also sponsor pension plans. We make several assumptions that are used in calculating the expense and liability of these plans. These key assumptions include the expected long-term rate of return on plan assets and the discount rate. In selecting the expected long-term rate of return on assets, we consider the average future rate of earnings expected on the funds invested or to be invested to provide for the benefits under the pension plan. The actuarial assumptions used by us may differ materially from actual results due to changing market and economic conditions or longer or shorter life spans of the participants. Our actual results could differ materially from those we estimated, which could require us to record a greater amount of pension expense in future years.

In 2008 and 2007, our actual return on plan assets for our pension plans was a loss of $13.2 million and a gain of $6.3 million, respectively. Recent distress in the financial markets has had an adverse impact on financial market activities including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuation of others.

Subsequent to year end (from October 1, 2008 through January 31, 2009), the fair value of our pension assets have declined and returns are significantly below our expected rates of return. If actual returns continue to be below our expected rates of return, it will impact the amount and timing of future contributions and expense for these plans.

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

There have been no significant changes in our market risk exposure as described in Item 7A: Quantitative and Qualitative Disclosures About Market Risk of our 2008 Annual Report on Form 10-K.

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

We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of January 3, 2009 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended January 3, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The discussion of legal proceedings in “Note 10. Commitments and Contingencies” in the Notes to Consolidated Financial Statements of this Form 10-Q is hereby incorporated by reference.

ITEM 1A.	RISK FACTORS

In addition to the below and other information set forth in this report, you should carefully consider the factors described in Part I. Item 1A. “Risk Factors” in our 2008 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described below and in our 2008 Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The effects of the global economic crisis have adversely affected, and are expected to continue to adversely affect, our business and operating results.

The recent global economic crisis has created great uncertainty among businesses and has caused them to seek to reduce spending and investment. Our customers have been decreasing the size of, or foregoing, new investments in our solutions and delaying purchasing decisions. Accordingly, our license revenue for our first quarter of 2009 was below our license revenue for the first quarter of 2008 and we expect license revenue for 2009 will be below license revenue for 2008. Declines in license revenue could cause future declines in maintenance and consulting and training services revenue. In addition, although we are taking steps to reduce our operating expenses, our operating expenses will still constitute a higher percentage of revenue than in recent years, which will reduce our operating margins. If our customers further reduce or delay, or decide to forego, investments in our solutions, our revenue will likely decline further. If the amount of any decline exceeds that which we anticipate, our operating margins could be further reduced and we may need to implement additional cost reduction initiatives. Cost reductions could harm our business if we terminate persons necessary for future growth or delay investments in our solutions and our business.

Declines in the relative values of currencies in which we conduct business against the U.S. dollar can adversely affect our reported results.

Approximately two-thirds of our revenue and half of our expenses are transacted in currencies other than the U.S. dollar. Because we report our results of operations in U.S. dollars, currency translation affects our reported results. Accordingly, declines in the value of those currencies relative to the U.S. dollar could adversely affect our reported results. For example, if the value of the Euro relative to the U.S. dollar had remained constant from the first quarter of 2008 to the first quarter of 2009, rather than declining in relative value, reported revenue and expenses would have been higher. If currencies in which we conduct business decline in value relative to the U.S. dollar, our reported results will likely be adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below shows the shares of our common stock we repurchased in the first quarter of 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 – October 25, 2008	—	—	—	$44,711,850	(2)
October 26 – November 22, 2008	200,600	$11.34	200,600	$92,437,309	(2)
November 23, 2008 – January 3, 2009	670,000	$10.91	670,000	$85,130,824	(2)

Total	870,600	$11.01	870,600	$85,130,824	(2)

(1)	Periods are our fiscal months within the fiscal quarter.
(2)	On May 20, 2008, we announced that on May 14, 2008 our Board of Directors authorized us to use up to $50 million of cash from operations to repurchase shares of our common stock in the form of open market purchases. On November 26, 2008, we announced that the current authorization had been increased to $100 million on November 20, 2008. The authorization for the current program will expire on May 14, 2009 unless earlier revoked.

ITEM 6.	EXHIBITS

3.1(a)	Restated Articles of Organization of Parametric Technology Corporation adopted February 4, 1993 (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1996 (File No. 0-18059) and incorporated herein by reference).

3.1(b)	Articles of Amendment to Restated Articles of Organization adopted February 9, 1996 (filed as Exhibit 4.1(b) to our Registration Statement on Form S-8 (Registration No. 333-01297) and incorporated herein by reference).

3.1(c)	Articles of Amendment to Restated Articles of Organization adopted February 13, 1997 (filed as Exhibit 4.1(b) to our Registration Statement on Form S-8 (Registration No. 333-22169) and incorporated herein by reference).

3.1(d)	Articles of Amendment to Restated Articles of Organization adopted February 10, 2000 (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000 (File No. 0-18059) and incorporated herein by reference).

3.1(e)	Certificate of Vote of Directors establishing Series A Junior Participating Preferred Stock (filed as Exhibit 3.1(e) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 0-18059) and incorporated herein by reference).

3.1(f)	Articles of Amendment to Restated Articles of Organization adopted February 28, 2006 (filed as Exhibit 3.1(f) to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2006 (File No. 0-18059) and incorporated herein by reference).

3.2	By-Laws, as amended and restated, of Parametric Technology Corporation (filed as Exhibit 3.1 to our Current Report on Form 8-K dated September 23, 2008 (File No. 0-18059) and incorporated herein by reference).

4.1	Rights Agreement effective as of January 5, 2001 between Parametric Technology Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 0-18059) and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32*	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

*	Indicates that the exhibit is being furnished with this report and is not filed as a part of it.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PARAMETRIC TECHNOLOGY CORPORATION

By:	/s/ CORNELIUS F. MOSES, III
Cornelius F. Moses, III Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 12, 2009