Form 10-Q
period 2009-04-04
PARAMETRIC TECHNOLOGY CORP
filed 2009-05-14
CIK 857005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

There were 115,874,521 shares of our common stock outstanding on May 8, 2009.

PARAMETRIC TECHNOLOGY CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended April 4, 2009

PART I—FINANCIAL INFORMATION

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	April 4, 2009	September 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$267,718	$256,941
Accounts receivable, net of allowance for doubtful accounts of $5,486 and $5,151 at April 4, 2009 and September 30, 2008, respectively	131,886	201,509
Prepaid expenses	31,587	28,474
Other current assets	81,143	82,136
Deferred tax assets and tax-related deferred charges	28,590	28,434

Total current assets	540,924	597,494
Property and equipment, net	57,853	55,253
Goodwill	399,712	405,195
Acquired intangible assets, net	166,042	182,342
Deferred tax assets and tax-related deferred charges	77,625	71,175
Other assets	24,706	38,114

Total assets	$1,266,862	$1,349,573

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$53,348	$88,505
Accounts payable	13,515	16,710
Accrued expenses and other current liabilities	50,672	58,701
Accrued compensation and benefits	62,348	83,432
Accrued income taxes	—	24,122
Deferred tax liabilities	247	244
Customer advances	46,456	43,801
Deferred revenue	262,573	250,838

Total current liabilities	489,159	566,353
Deferred tax liabilities	26,025	30,768
Deferred revenue	4,459	7,457
Other liabilities	37,701	42,470

Total liabilities	557,344	647,048

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 115,864 and 115,726 shares issued and outstanding at April 4, 2009 and September 30, 2008, respectively	1,159	1,157
Additional paid-in capital	1,783,761	1,778,694
Accumulated deficit	(1,048,216)	(1,060,050)
Accumulated other comprehensive loss	(27,186)	(17,276)

Total stockholders’ equity	709,518	702,525

Total liabilities and stockholders’ equity	$1,266,862	$1,349,573

The accompanying notes are an integral part of the condensed consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended		Six months ended
	April 4, 2009	March 29, 2008	April 4, 2009	March 29, 2008
Revenue:
License	$42,070	$77,862	$92,572	$148,837
Service	183,222	179,931	373,111	350,198

Total revenue	225,292	257,793	465,683	499,035

Costs and expenses:
Cost of license revenue	6,976	6,778	14,560	11,583
Cost of service revenue	72,302	73,875	148,043	144,855
Sales and marketing	71,387	73,359	151,249	144,387
Research and development	44,752	45,734	93,113	87,282
General and administrative	17,693	20,808	39,130	44,359
Amortization of acquired intangible assets	3,815	4,315	7,683	7,208
In-process research and development	—	—	—	1,887
Restructuring charges	9,788	1,892	9,788	11,577

Total costs and expenses	226,713	226,761	463,566	453,138

Operating income (loss)	(1,421)	31,032	2,117	45,897
Interest and other income (expense), net	(250)	(355)	(1,321)	1,251

Income (loss) before income taxes	(1,671)	30,677	796	47,148
Provision for (benefit from) income taxes	(8,846)	11,829	(11,038)	18,420

Net income	$7,175	$18,848	$11,834	$28,728

Earnings per share—Basic	$0.06	$0.17	$0.10	$0.25
Earnings per share—Diluted	$0.06	$0.16	$0.10	$0.24
Weighted average shares outstanding—Basic	114,793	113,811	114,672	113,746
Weighted average shares outstanding—Diluted	115,656	117,247	116,503	117,667

The accompanying notes are an integral part of the condensed consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended
	April 4, 2009	March 29, 2008
Cash flows from operating activities:
Net income	$11,834	$28,728
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquired intangible assets	17,062	14,865
Depreciation and other amortization	12,895	11,983
Stock-based compensation	17,261	21,532
Other non-cash costs, net	586	827
In-process research and development	—	1,887
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	77,015	69,551
Accounts payable and accrued expenses	(12,595)	(9,826)
Accrued compensation and benefits	(18,354)	(20,370)
Deferred revenue	6,859	21,716
Accrued income taxes	(34,787)	2,513
Other current assets and prepaid expenses	(1,726)	(11,791)
Other noncurrent assets and liabilities	12,600	(3,811)

Net cash provided by operating activities	88,650	127,804

Cash flows from investing activities:
Additions to property and equipment	(15,266)	(10,707)
Acquisitions of businesses, net of cash acquired	(8,475)	(261,592)

Net cash used by investing activities	(23,741)	(272,299)

Cash flows from financing activities:
Borrowings under revolving credit facility	—	220,000
Repayment of borrowings under revolving credit facility	(31,951)	(67,358)
Repurchases of common stock	(9,581)	(22,009)
Proceeds from issuance of common stock	2,116	3,649
Payments of withholding taxes in connection with vesting of restricted stock units and restricted stock	(4,341)	(10,691)
Payments of capital lease obligations and other	(185)	(200)

Net cash (used) provided by financing activities	(43,942)	123,391

Effect of exchange rate changes on cash and cash equivalents	(10,190)	16,779

Net increase (decrease) in cash and cash equivalents	10,777	(4,325)
Cash and cash equivalents, beginning of period	256,941	263,271

Cash and cash equivalents, end of period	$267,718	$258,946

The accompanying notes are an integral part of the condensed consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended		Six months ended
	April 4, 2009	March 29, 2008	April 4, 2009	March 29, 2008
Net income	$7,175	$18,848	$11,834	$28,728

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(2,490)	14,005	(9,891)	13,672
Minimum pension liability adjustment	(11)	15	(19)	1

Other comprehensive income (loss)	(2,501)	14,020	(9,910)	13,673

Comprehensive income	$4,674	$32,868	$1,924	$42,401

The accompanying notes are an integral part of the condensed consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Parametric Technology Corporation (PTC) and its wholly owned subsidiaries and have been prepared by management in accordance with accounting principles generally accepted in the United States of America and in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. While we believe that the disclosures presented are adequate to make the information not misleading, these unaudited condensed quarterly financial statements should be read in conjunction with our 2008 annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair statement of our financial position, results of operations and cash flows at the dates and for the periods indicated. Unless otherwise indicated, all references to a year mean our fiscal year, which ends on September 30. The September 30, 2008 year-end consolidated balance sheet is derived from our audited financial statements.

In the first quarter of 2009, we began classifying revenue from sales of our computer-based training products as license and maintenance revenue to better align with how these training products are sold to customers. Prior to that, computer-based training product revenue, and maintenance thereon, was classified as consulting and training service revenue and included in total service revenue. We have made certain reclassifications to the consolidated statements of operations for the three and six months ended March 29, 2008 to conform to classifications for the current periods. For the three and six months ended March 29, 2008, computer-based training revenue totaling $4.9 million and $8.7 million, respectively, has been reclassified from service revenue to license revenue, and related costs of $0.1 million and $0.2 million, respectively, have been reclassified from cost of service to cost of license, in the accompanying consolidated statement of operations. This reclassification had no impact on total revenue, operating income or net income.

Deferred revenue primarily relates to software maintenance agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and, if not yet paid, the related customer receivable is included in other current assets. Billed but uncollected maintenance-related amounts included in other current assets at April 4, 2009 and September 30, 2008 were $77.7 million and $76.8 million, respectively.

The results of operations for the three and six months ended April 4, 2009 are not necessarily indicative of the results expected for the remainder of the fiscal year.

2. Restructuring Charges

In the second quarter of 2009, we recorded restructuring charges of $9.8 million. The restructuring charges included $9.7 million for severance and related costs associated with 204 employees notified of termination during the second quarter of 2009 and $0.1 million of charges related to excess facilities.

In the second quarter of 2008 and first six months of 2008, we recorded restructuring charges of $1.9 million and $11.6 million, respectively. These restructuring charges included $0.6 million and $3.9 million for severance and related costs associated with 19 and 81 employees notified of termination during the second quarter and first six months of 2008, respectively, and $0.7 million and $7.1 million of charges for the second quarter and first six months of 2008, respectively, primarily related to gross lease commitments in excess of estimated sublease income for excess facilities in the U.S. and the U.K. In addition, in the second quarter of 2008, we recorded $0.6 million for costs incurred in connection with our integration of CoCreate, which we acquired in the first quarter of 2008.

The following table summarizes restructuring accrual activity for the six months ended April 4, 2009:

	Employee Severance and Related Benefits	Facility Closures and Other Costs	Total
	(in thousands)
Balance, September 30, 2008	$5,505	$12,179	$17,684
Charges to operations	9,666	122	9,788
Cash disbursements	(6,585)	(4,342)	(10,927)
Foreign exchange impact	(81)	(396)	(477)

Balance, April 4, 2009	$8,505	$7,563	$16,068

The accrual for facility closures and related costs is included in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheet, and the accrual for employee severance and related benefits is included in accrued compensation and benefits. As of April 4, 2009, of the $16.1 million remaining in accrued restructuring charges, $14.8 million was included in current liabilities and $1.3 million was included in other long-term liabilities, principally for facility costs to be paid out through 2013.

In determining the amount of the facilities accrual, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates are reviewed quarterly based on known real estate market conditions and the credit-worthiness of subtenants and may result in revisions to established facility reserves. We had accrued $7.2 million as of April 4, 2009 related to excess facilities (compared to $11.7 million at September 30, 2008), representing gross lease commitments with agreements expiring at various dates through 2013 of approximately $17.0 million, net of committed and estimated sublease income of approximately $9.6 million and a present value factor of $0.2 million. We have entered into signed sublease arrangements for approximately $9.5 million, with the remaining $0.1 million based on future estimated sublease arrangements.

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

Our equity incentive plans provide for grants of nonqualified and incentive stock options, common stock, restricted stock, restricted stock units and stock appreciation rights to employees, directors, officers and consultants. Since July 2005, the date that we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, we have awarded restricted stock and restricted stock units as the principal equity incentive awards, including certain performance-based awards that are earned based on achieving performance criteria established by the Compensation Committee of our Board of Directors on or prior to the grant date. Each restricted stock unit represents the contingent right to receive one share of our common stock. Our equity incentive plans are described more fully in Note K to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

We made the following restricted stock and restricted stock unit grants in the first six months of 2009 and 2008:

	Restricted Stock				Restricted Stock Units
Grant Period	Performance-based		Time-based		Performance-based		Time-based
	(Number of Shares)				(Number of Units)
First six months of 2009	—		—		565,456	(1)	6,666
First six months of 2008	477,830	(2)	425,464	(3)	88,215	(4)	2,772,345	(5)

(1)	These performance-based restricted stock units were granted to our executive officers and certain employees and will vest in November 2009 to the extent earned. We expect that 322,809 of these units will be forfeited as we do not expect that the performance criteria originally approved in November 2008 will be met. The performance criteria for the remaining 242,647 units issued to non-executive employees were modified in March 2009 and we expect approximately half of these units will be earned based on the revised performance criteria. We have not recognized compensation expense on the units that we expect will not be earned and, in the second quarter of 2009, we reversed approximately $0.6 million of compensation expense recorded in the first quarter of 2009 related to such units.
(2)	These restricted shares were granted to our executive officers. Of the shares granted, 462,056 were earned and 15,774 were forfeited as the performance criteria were not achieved in full. Of the earned shares, the restrictions on 233,824 shares lapsed in November 2008, and the restrictions on the remaining shares will lapse in two substantially equal amounts in November 2009 and November 2010.
(3)	These restricted shares include 354,038 granted to our executive officers in the first quarter of 2008, the restrictions on 118,014 of which lapsed in November 2008. The restrictions on the remaining 236,024 shares will lapse in two substantially equal installments in November 2009 and 2010. The remaining 71,426 shares were granted to members of our Board of Directors in the second quarter of 2008, the restrictions on which lapsed on March 5, 2009.
(4)	These restricted stock units were granted to employees in connection with our employee management incentive plans for the 2008 fiscal year and vested in November 2008 as the performance criteria were fully met.
(5)	These restricted stock units were granted to employees. Of these units, 449,946 vest in three substantially equal installments, the first of which vested in March 2009 and the remaining installments of which will vest in March 2010 and 2011, and 760,277 vest in three substantially equal installments, the first of which vested in November 2008 and the remaining installments of which will vest in November 2009 and 2010. The remaining 1,562,122 were granted as a special retention grant, two-thirds of which will vest in November 2009 and the remainder of which will vest in November 2010. The vesting of these retention units will be accelerated if the holder is terminated under certain circumstances within two years after a change in control of PTC.

The following table shows restricted stock activity for the six months ended April 4, 2009:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Balance of outstanding restricted stock September 30, 2008	1,660	$17.98
Granted	—	—
Vested	(928)	$17.48
Forfeited or not earned	(20)	$18.61

Balance of outstanding restricted stock April 4, 2009	712	$18.62

The following table shows restricted stock unit activity for the six months ended April 4, 2009:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Balance of outstanding restricted stock units September 30, 2008	3,821	$17.73
Granted	572	$9.42
Vested	(1,142)	$17.06
Forfeited or not earned	(97)	$17.84

Balance of outstanding restricted stock units April 4, 2009	3,154	$16.46

The weighted average fair value per share of restricted shares and restricted stock units granted in the first six months of 2009 and 2008 was $9.42 and $17.94, respectively.

The following table shows the classification of compensation expense recorded for our stock-based awards as reflected in our consolidated statements of operations:

	Three months ended		Six months ended
	April 4, 2009	March 29, 2008	April 4, 2009	March 29, 2008
	(in thousands)
Cost of license revenue	$3	$14	$17	$14
Cost of service revenue	1,291	2,222	3,546	4,569
Sales and marketing	2,193	2,936	5,101	5,803
Research and development	1,566	2,337	3,824	4,607
General and administrative	1,677	3,420	4,773	6,539

Total stock-based compensation expense	$6,730	$10,929	$17,261	$21,532

To date in the third quarter of 2009, we have granted the restricted stock and the restricted stock units shown in the table below.

	MIP RSUs	Performance- Based RSUs	Second Half Executive Incentive Plan RSUs	Time-Based RSUs	Time-based restricted shares granted to Board of Directors
Number Granted	6,579	887,470	379,401	2,447,208	83,039
Intrinsic Value	$72,040	$9,256,312	$3,957,152	$25,533,028	$868,864

The MIP RSUs were issued to an employee and are earned based on performance conditions established by the Compensation Committee. These MIP RSUs will vest on the later of November 15, 2009 and the date the Compensation Committee determines the extent to which the performance criteria have been achieved. Based on year-to-date results, we expect that only half of these MIP RSUs will be earned.

The performance-based RSUs are earned based on performance conditions established by the Compensation Committee in November 2008 and are subject to subsequent time-based restrictions. The earned units will vest in three substantially equal installments on (1) the later of November 15, 2009 or the date the Compensation Committee determines the extent to which the performance criteria have been achieved, (2) November 15, 2010 and (3) November 15, 2011. The granting of these awards was delayed from November 2008 because we had insufficient shares available under the 2000 Equity Incentive Plan at that time. Based on year-to-date results, it is unlikely that these performance-based RSUs and the 322,809 2009 Executive Incentive Plan RSUs (EIP RSUs) granted in the first half of 2009 will be earned, and they will likely be forfeited in full.

In March 2009, the Compensation Committee established an executive incentive plan for the second half of the year based on performance criteria established at that time in connection with our revised financial plan for the year. The second-half executive incentive plan RSUs will vest on the later of November 15, 2009 or the date the Compensation Committee determines the extent to which the performance criteria have been achieved. None of these RSUs will be earned if any of the EIP RSUs are earned.

The time-based RSUs were issued to executive and non-executive employees. Substantially all of these RSUs will vest in three equal installments in November 2009, 2010 and 2011.

The time-based restricted shares were issued to our non-employee directors as part of their annual compensation. The restrictions on these shares will lapse in March 2010.

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

The following table presents the calculation for both basic and diluted EPS:

	Three months ended		Six months ended
	April 4, 2009	March 29, 2008	April 4, 2009	March 29, 2008
	(in thousands, except per share data)
Net income	$7,175	$18,848	$11,834	$28,728

Weighted average shares outstanding—Basic	114,793	113,811	114,672	113,746
Dilutive effect of employee stock options, restricted shares and restricted stock units	863	3,436	1,831	3,921

Weighted average shares outstanding—Diluted	115,656	117,247	116,503	117,667

Earnings per share—Basic	$0.06	$0.17	$0.10	$0.25
Earnings per share—Diluted	$0.06	$0.16	$0.10	$0.24

Stock options to purchase 5.4 million and 5.1 million shares for the second quarter and first six months of 2009, respectively, and 3.2 million shares for each of the second quarter and first six months of 2008 were outstanding but were not included in the calculation of diluted net income per share because the exercise prices per share, plus the tax benefits and unamortized compensation relating thereto, were greater than the average market price of our common stock for those periods. In addition, restricted shares and restricted stock units equivalent to 0.9 million shares for the second quarter of 2009 were outstanding but were not included in the calculation of diluted net income per share because the effect of the assumed proceeds related to the tax benefits and unamortized compensation relating thereto was in excess of such shares outstanding. These shares were excluded from the computation of diluted EPS as their effect would have been anti-dilutive.

Common Stock Repurchases

Prior to May 14, 2008, our Board of Directors had authorized the repurchase of up to 16.0 million shares of our common stock. On May 14, 2008, our Board of Directors revoked the prior repurchase authorization and authorized us to use up to $50 million of cash from operations to repurchase shares of our common stock in the form of open market purchases. The current authorization was increased to $100 million on November 20, 2008 and will expire on May 31, 2010 unless earlier revoked. In the first quarter of 2009, we repurchased 0.9 million shares at a cost of $9.6 million, and none in the second quarter. In the first six months of 2008, we repurchased 1.4 million shares at a cost of $22.0 million. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.

5. Goodwill, Intangible Assets and Acquisitions

Our acquisitions are described more fully in Note E to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

Goodwill

The change in the carrying amount of goodwill from September 30, 2008 to April 4, 2009 includes the allocation of goodwill for the acquisition of the assets of Synapsis ($2.1 million), offset by foreign currency translation adjustments related to goodwill balances that are recorded in non-U.S. currencies.

Amortization of intangible assets

The aggregate amortization expense for intangible assets with finite lives recorded for the second quarters and first six months of 2009 and 2008 was classified in our consolidated statements of operations as follows:

	Three months ended		Six months ended
	April 4, 2009	March 29, 2008	April 4, 2009	March 29, 2008
	(in thousands)
Amortization of acquired intangible assets	$3,815	$4,315	$7,683	$7,208
Cost of license revenue	4,703	4,623	9,371	7,623
Cost of service revenue	—	17	8	34

Total amortization expense	$8,518	$8,955	$17,062	$14,865

CoCreate Acquisition

In the first quarter of 2008, we acquired all of the outstanding common stock of CoCreate Software GmbH, a provider of CAD and PLM solutions, for $247.5 million (net of cash acquired). CoCreate was a privately-held company based in Sindelfingen, Germany. CoCreate’s results of operations have been included in our consolidated financial statements beginning December 1, 2007.

The unaudited financial information in the table below summarizes the combined results of operations of PTC and CoCreate, on a pro forma basis, as though the companies had been combined as of the beginning of the first quarter of 2008. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place at the beginning of the first quarter of 2008. The pro forma financial information is based on PTC’s results of operations for the first six months of 2008, including CoCreate’s results beginning December 1, 2007, combined with CoCreate’s stand-alone results of operations for the two months ended November 30, 2007. The pro forma financial information includes the amortization charges from acquired intangible assets, adjustments to interest income (expense) and the related tax effects.

Six months ended March 29, 2008
(in millions, except per share data)
Revenue	$512.4
Operating income	49.4
Net income	29.2
Earnings per share—Basic	$0.26
Earnings per share—Diluted	$0.25

6. Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, in January 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 permits entities to elect to defer the effective date of SFAS 157 for one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We elected to defer the adoption of SFAS 157 with respect to those assets and liabilities permitted by FSP 157-2. We are currently evaluating the impact, if any, that the adoption of FSP 157-2 will have on our consolidated financial statements. On October 1, 2008, we adopted SFAS 157 and certain related FASB staff positions for our financial assets and liabilities. The adoption of SFAS 157 and related positions did not have a material impact on our consolidated financial statements.

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

Our significant financial assets and liabilities measured at fair value on a recurring basis were all measured using input type Level 1 and consisted of the following as of April 4, 2009:

April 4, 2009
(in thousands)
Financial assets
Cash equivalents (1)	$41,540

Financial liabilities
Forward contracts	$1,525

(1)	Represent money market funds.

7. Derivative Financial Instruments

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, (SFAS 161). This statement improves transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 133). We adopted this new standard effective January 4, 2009.

Our foreign currency risk management strategy is principally designed to mitigate the future potential financial impact of changes in the value of transactions and balances denominated in foreign currency, resulting from changes in foreign currency exchange rates. We enter into derivative transactions, specifically foreign currency forward contracts, to manage our exposure to fluctuations in foreign exchange rates that arise primarily from our foreign currency-denominated receivables and payables. The contracts primarily are denominated in European currencies, and have maturities of less than three months.

Generally, we do not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized immediately in earnings. Because we enter into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Gains and losses on forward contracts and foreign denominated receivables and payables are included in other expense, net. As of April 4, 2009, we had outstanding forward contracts with notional amounts equivalent to $114.5 million comprised of the following:

Currency Hedged	April 4, 2009
(in thousands)
Euro/U.S. Dollar	$55,690
British Pound/Euro	20,970
Indian Rupee/U.S. Dollar	19,106
Japanese Yen/U.S. Dollar	4,685
All other	14,095

Total	$114,546

As of April 4, 2009 a net payable of $1.5 million related to the fair value of our forward contracts was included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet.

Net realized and unrealized gains and losses on forward contracts included in other income (expense), net, excluding the underlying foreign currency exposure being hedged, were net losses of $0.4 million and net gains of $3.0 million for the second quarter and first six months of 2009, respectively.

Net gains and losses on foreign currency exposures, including realized and unrealized gains and losses on forward contracts, included in other income (expense), net, were net losses of $0.5 million and $2.0 million for the second quarter and first six months of 2009, respectively.

8. Recent Accounting Pronouncements

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

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)) and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an

amendment of ARB No. 51 (SFAS 160). These statements will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. SFAS 141(R) requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize preacquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; and (vii) capitalize acquisition-related restructuring costs only if the criteria in SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, are met as of the acquisition date. In addition, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of acquisition.

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

9. Segment Information

We operate within a single industry segment—computer software and related services. Operating segments as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision making group is our executive officers. We have two operating and reportable segments: (1) Software Products, which includes license and related maintenance revenue (including new releases and technical support) for all our products except training-related products; and (2) Services, which includes consulting, implementation, training, computer-based training products, including maintenance thereon, and other support revenue. In our consolidated statements of operations, maintenance revenue is included in service revenue. We do not allocate sales, marketing or administrative expenses to our operating segments, as these activities are managed on a consolidated basis.

The revenue and operating income attributable to our operating segments are summarized as follows:

	Three months ended		Six months ended
	April 4, 2009	March 29, 2008	April 4, 2009	March 29, 2008
	(in thousands)
Revenue:
Total Software Products segment revenue	$159,451	$194,007	$338,029	$375,075
Total Service segment revenue	65,841	63,786	127,654	123,960

Total revenue	$225,292	$257,793	$465,683	$499,035

Operating income (loss): (1)(2)
Software Products segment	$88,566	$120,190	$192,570	$232,956
Services segment	5,797	6,276	6,630	9,531
Sales and marketing expenses	(76,245)	(73,892)	(156,107)	(150,362)
General and administrative expenses	(19,539)	(21,542)	(40,976)	(46,228)

Total operating income (loss)	$(1,421)	$31,032	$2,117	$45,897

(1)	The operating income reported for each operating segment does not represent the total operating results as it does not contain an allocation of sales, marketing, corporate and general and administrative expenses incurred in support of the operating segments.
(2)	For the second quarter and first six months of 2009, we recorded restructuring charges of $9.8 million. Of this amount, $1.4 million was included in the Software Products segment, $1.7 million was included in the Services segment, $4.9 million was included in sales and marketing expenses and $1.8 million was included in general and administrative expenses. For the second quarter and first six months of 2008, we recorded combined charges for restructuring and in-process research and development of $1.9 million and $13.5 million, respectively. Of the combined charges, for the second quarter and first six months of 2008, $0.1 million and $3.0 million, respectively, was included in the Software Products segment, $0.5 million and $2.6 million, respectively, was included in the Services segment, $0.5 million and $6.0 million, respectively, was included in sales and marketing expenses, and $0.8 million and $1.9 million, respectively, was included in general and administrative expenses.

Data for the geographic regions in which we operate is presented below.

	Three months ended		Six months ended
	April 4, 2009	March 29, 2008	April 4, 2009	March 29, 2008
	(in thousands)
Revenue:
North America (1)	$79,476	$88,167	$163,001	$172,689
Europe (2)(3)	89,869	106,182	189,241	207,823
Asia-Pacific (4)	55,947	63,444	113,441	118,523

Total revenue	$225,292	$257,793	$465,683	$499,035

(1)	Includes revenue in the United States totaling $76.6 million and $84.0 million for the three months ended April 4, 2009 and March 29, 2008, respectively, and $155.8 million and $164.9 million for the six months ended April 4, 2009 and March 29, 2008, respectively.
(2)	Includes revenue in Germany totaling $28.0 million and $37.0 million for the three months ended April 4, 2009 and March 29, 2008, respectively, and $61.3 million and $64.7 million for the six months ended April 4, 2009 and March 29, 2008, respectively.

(3)	Includes revenue in France totaling $23.1 million and $22.5 million for the three months ended April 4, 2009 and March 29, 2008, respectively, and $45.7 million and $45.3 million for the six months ended April 4, 2009 and March 29, 2008, respectively.
(4)	Includes revenue in Japan totaling $30.5 million and $29.9 million for the three months ended April 4, 2009 and March 29, 2008, respectively, and $56.3 million and $55.1 million for the six months ended April 4, 2009 and March 29, 2008, respectively.

10. Income Taxes

In the second quarter of 2009, our effective tax rate was a benefit of 529% on a pre-tax loss of $1.7 million, compared to a provision of 39% in the second quarter of 2008 on pre-tax income of $30.7 million. In the first six months of 2009, our effective tax rate was a benefit of 1,387% on pre-tax income of $0.8 million, compared to a provision of 39% in the first six months of 2008 on pre-tax income of $47.1 million. Our unusual effective tax rates for the 2009 periods reflect the disproportionate impact of discrete items on the near break-even profit (loss) before income taxes. In the second quarter and first six months of 2009, our effective tax rate differed from the 35% statutory federal income tax rate due primarily to a $7.6 million one-time benefit recorded in the second quarter of 2009 in connection with litigation in a foreign jurisdiction, foreign taxes at a net effective tax rate lower than the U.S. rate and a $1.8 million tax benefit related to research and development (R&D) tax credits triggered by a retroactive extension of the R&D tax credit enacted during the first quarter of 2009. In the second quarter and first six months of 2008, our effective tax rate was higher than the statutory federal income tax rate due primarily to the impact of losses in a foreign jurisdiction for which we did not record a tax benefit due to the uncertainty of whether we would be able to realize the benefit of such losses.

As of April 4, 2009 and September 30, 2008, we had unrecognized tax benefits of $28.8 million ($24.3 million net of tax benefits from non-U.S. jurisdictions) and $26.3 million ($21.9 million net of tax benefits from non-U.S. jurisdictions), respectively. In the six months ended April 4, 2009, we recorded a net increase of $2.5 million to our unrecognized tax benefits. If all of our unrecognized tax benefits as of April 4, 2009 were to become recognizable, we would record a $21.3 million benefit to the income tax provision.

Our policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of our income tax provision. In both of the second quarters of 2009 and 2008, we included $0.1 million of interest expense and no tax penalty expense in our income tax provision. As of April 4, 2009 and September 30, 2008, we had accrued $0.9 million and $0.8 million, respectively, of estimated interest expense. We had no accrued tax penalties as of either April 4, 2009 or September 30, 2008. Changes in our unrecognized tax benefits in the six months ended April 4, 2009 were as follows:

(in thousands)
Balance as of October 1, 2008	$26,320
Tax positions related to current year	1,420
Tax positions related to prior years	1,023

Balance as of April 4, 2009	$28,763

Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates. We anticipate the settlement of certain tax audits may be finalized within the next twelve months and could result in a decrease in our unrecognized tax benefits of up to $11 million.

In the normal course of business, PTC and its subsidiaries are examined by various taxing authorities, including the Internal Revenue Service in the United States. As of April 4, 2009, we remained subject to examination in the following major tax jurisdictions for the tax years indicated:

Major Tax Jurisdiction	Open Years
United States	2003, and 2005 through 2008
Germany	2004 through 2008
France	2004 through 2008
Japan	2005 through 2008
Ireland	2003 through 2008

In November 2008, we completed a realignment of our European business which resulted in a one-time taxable gain in the U.S. We expect this realignment will result in the utilization of the majority of our U.S. federal net operating loss carryforwards in 2009. We do not expect this realignment to negatively impact our 2009 effective tax rate, in part because it enables us to recognize current year and previously reserved tax credits and because, pursuant to SFAS No. 109, Accounting for Income Taxes, the resulting tax impact must be deferred over the useful life of the property being transferred. As of April 4, 2009, the accompanying consolidated balance sheet included $7 million in current deferred tax assets and tax-related deferred charges and $35 million in long-term deferred tax assets and tax-related deferred charges related to this deferral. This realignment had no impact on our consolidated income before income taxes and had an immaterial impact on our consolidated provision for income taxes for the six months ended April 4, 2009.

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

On November 28, 2007, in connection with our acquisition of CoCreate, we borrowed $220 million under the credit facility in two tranches: $36 million that accrued interest at the Eurodollar-based borrowing rate, and an alternate currency loan of 124.6 million Euros, equivalent to $184 million at the borrowing date, that accrued interest at approximately 5.6% per year. The $36 million loan was repaid in full in the first six months of 2008. In addition, to date we have repaid 85.0 million Euros of the alternate currency loan, including 23.3 million Euros in the first six months of 2009. As of April 4, 2009, we had 39.6 million Euros outstanding under the revolving credit facility, which was equivalent to $53.3 million on that date. The current loan accrues interest at 2.6% per year and matures on May 27, 2009. Upon the due date, and subsequent due dates, we may either repay the amount outstanding or roll over the amount outstanding with new short term loans at the then current interest rates described above.

The credit facility limits our and our subsidiaries’ ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends and make other distributions; make investments and enter into joint ventures; dispose of assets; and engage in transactions with affiliates, except on an arms-length basis. Under the credit facility, we and our material domestic subsidiaries may not invest cash or property in, or loan cash to, our foreign subsidiaries in aggregate amounts exceeding $25 million for any purpose and an additional $50 million for acquisitions of businesses. In addition, under the credit facility, PTC must maintain a defined leverage ratio not to exceed 2.50 to 1.00 and a defined fixed-charge ratio of not less than 1.25 to 1.00. Any failure to comply with the financial or operating covenants of the credit facility would not only prevent us from being able to borrow additional funds, but would also constitute a default, resulting in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. A change in control of PTC (as defined in the credit facility) also constitutes an event of default, permitting the lenders to accelerate the required payments of all amounts due and to terminate the credit facility. We were in compliance with all financial and operating covenants of the credit facility as of April 4, 2009.

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

On January 7, 2009, GECL also filed an action in Tokyo District Court in Japan against PTC’s Japanese subsidiary, PTC Japan K.K. The lawsuit arises from the same underlying transactions as the Massachusetts lawsuit and seeks damages of 5,808,384,889 Yen (approximately $58 million as of April 4, 2009) plus interest of 5% per year on such amount since April 27, 2007 and costs of the lawsuit. GECL has asked the court to consolidate this newly filed action with its pending action against Toshiba and other parties to the transactions filed in Tokyo District Court in August 2007.

We dispute GECL’s claims and intend to contest them vigorously. As of April 4, 2009 and September 30, 2008, revenue of 4,658,162,417 Yen ($46.5 million and $43.8 million, respectively), that was previously recorded for the transactions at issue has been deferred and recorded as customer advances in our consolidated balance sheets. That liability will remain recorded until the rights and obligations of the several companies connected with the Toshiba transactions are resolved. The change in customer advances at April 4, 2009 from September 30, 2008 is due to foreign currency translation adjustments. To the extent that matters are resolved in our favor, we will reduce customer advances and record revenue or other income at that time. We have not accrued any other liability for this matter as of April 4, 2009.

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

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q about our anticipated financial results and profitability, the development of our products and markets, and adoption of our solutions are forward-looking statements that are subject to the inherent uncertainties in predicting future results and conditions. Risks and uncertainties that could cause actual results to differ materially from those projected include the following: our customers may continue to decrease, delay or forego investments in our solutions in this weakened global economic climate; customers may delay, or become unable to pay, payments due to us in this weakened global economic climate; our efforts to reduce our operating costs may not become effective as quickly as we expect, thereby impacting our profitability, and such reductions could harm our business by decreasing our investments in necessary or strategic initiatives; our cost reduction initiatives may delay our ability to take advantage of business opportunities when the economy recovers; we may be unable to increase revenues or successfully execute strategic and other business initiatives while containing expenses; our ability to successfully differentiate our products and services from those of our competitors and otherwise compete could be adversely affected by changes in the competitive landscape that have increased both the size and number of companies with which we compete, some of which have larger operating budgets on an absolute and relative basis; as well as other risks and uncertainties referenced in Part II, Item 1A. “Risk Factors” of this report.

Our Business

We develop, market and support product lifecycle management (PLM) software solutions and related services that help companies develop physical and information products. The PLM market encompasses the mechanical computer-aided design, manufacturing and engineering (CAD, CAM and CAE) market and the collaboration and product data management solutions market, as well as many previously isolated markets that address various other phases of a product’s lifecycle.

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

Executive Overview

The most significant challenge we faced in the first six months of 2009 was the current global economic environment, which has weakened considerably since 2008. We expect this economic environment to continue at least for the near term and that our customers (including those of our resellers) may continue delaying purchase decisions or reducing the size of their purchases. Our other significant challenge was the decline in the value of certain non-U.S. currencies in which we transact business, particularly the Euro, relative to the U.S. dollar, which adversely affected, and may continue to adversely affect, our reported results as amounts earned in these currencies are translated into dollars for reporting purposes.

We recorded $225 million and $466 million of total revenue in the second quarter and first six months of 2009, respectively, compared to $258 million and $499 million in the year-ago periods. This reflects a decrease in license revenue of 46%, or $36 million, and 38%, or $56 million, in the second quarter and first six months of 2009, respectively. This decrease was partially offset by CoCreate revenue which was higher by $12 million in the first six months of 2009, primarily because the first six months of 2008 only included four months of results for CoCreate, which we acquired on November 30, 2007.

We view the decline in license revenue as particularly significant and, accordingly, have reduced our revenue expectations for the year. We expect license revenues for the remainder of 2009 will continue to be below 2008 levels and that the declines in license sales could negatively impact consulting and training services sales and maintenance sales in 2009 and beyond.

Primarily as a result of revenue declines, our operating income declined by $32 million and $44 million in the second quarter and first six months of 2009, respectively. Net income declined by $12 million and $17 million in the second quarter and first six months of 2009, respectively, primarily due to lower operating income, partially offset by a decrease in our income tax provision of $21 million and $29 million over the same periods.

As a result of our lowered revenue expectations for 2009, we took actions in the second quarter of 2009 that reduced or contained our operating costs, including:

•	implementing a hiring freeze other than for selected positions that support our key strategic initiatives;

•	eliminating annual merit increases for our employees;

•	reducing travel and marketing related expenses; and

•	reducing our workforce.

We recorded a $10 million restructuring charge in the second quarter of 2009 primarily related to headcount reductions of 4% of our workforce. We expect that additional workforce reductions, and potential associated facility consolidations, will result in total combined restructuring charges during the remainder of 2009 of approximately $3 million.

While we remain focused on reducing costs to increase our profitability, we intend to continue to make strategic investments we believe are critical to gaining market share and improving operating profitability over the longer term. Such investments include:

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

Results of Operations

Explanatory Note about a Change in Our Revenue Reporting

In the first quarter of 2009, we began classifying revenue from sales of our computer-based training products as license and maintenance revenue to better align our reporting with how these training products are sold to customers. Prior to that, computer-based training product revenue, and maintenance thereon, was classified as consulting and training service revenue and included in total service revenue. Revenue for the first six months of 2008 has been reclassified to conform to the current classification and the discussion below gives effect to this change.

Impact of Foreign Currency Exchange on Results of Operations

Approximately two-thirds of our revenue and half of our expenses are transacted in currencies other than the U.S. dollar. Because we report our results of operations in U.S. dollars, currency translation affects our reported results. On a year-over-year comparative basis, our revenues for the second quarter and first six months of 2009 were unfavorably impacted as a result of changes in currency exchange rates, primarily the Euro. Conversely, our expenses were lower as a result of changes in these rates. If actual reported results for the second quarter and first six months of 2009 had been converted into U.S. dollars based on the corresponding prior year’s foreign currency exchange rates, revenue would have been higher by approximately $8.8 million and $16.6 million, respectively, and expenses would have been higher by approximately $11.3 million and $19.0 million, respectively. The net impact on year-over-year results for the second quarter and first six months of 2009 would have been a decrease in operating income of $2.5 million and $2.4 million, respectively. The results of operations, revenue by category, and revenue by geographic region in the tables that follow present both actual percentage changes year over year and percentage changes year over year on a constant currency basis.

Total Operating Results

Total revenue, costs and expenses, operating income and net income for the second quarters and first six months of 2009 and 2008 were as follows:

	Three months ended		Percent Change		Six months ended		Percent Change
	April 4, 2009	March 29, 2008	Actual	Constant Currency	April 4, 2009	March 29, 2008	Actual	Constant Currency
	(Dollar amounts in millions)
Total revenue	$225.3	$257.8	(13)%	(9)%	$465.7	$499.0	(7)%	(3)%
Total costs and expenses	226.7	226.8	—%	5%	463.6	453.1	2%	6%

Operating income (loss)	(1.4)	31.0	(105)%	(113)%	2.1	45.9	(95)%	(100)%
Other income (expense), net	(0.2)	(0.3)			(1.3)	1.2

Income (loss) before income taxes	(1.6)	30.7			0.8	47.1
Provision for (benefit from) income taxes	(8.8)	11.8			(11.0)	18.4

Net income	$7.2	$18.9			$11.8	$28.7

Revenue in the second quarter and first six months of 2009 compared to the second quarter and first six months of 2008 decreased primarily due to:

•	a decrease in license revenue; and

•	the unfavorable impact of foreign currency exchange rate movements described above.

These decreases were partially offset by:

•

an additional $12.2 million of revenue from the CoCreate business, which we acquired on November 30, 2007, for the first six months of 2009, compared to the first six months of 2008 (which included only four months of CoCreate revenue);

•	consulting and training service revenue which, excluding CoCreate, was higher by $3.0 million and $5.8 million in the second quarter and first six months of 2009; and

•	maintenance revenue, which, excluding CoCreate, was relatively flat in the second quarter of 2009 and higher by $4.2 million in the first six months of 2009.

Costs and expenses in the second quarter and first six months of 2009 were lower due to:

•	actions taken in the second quarter described above in “Executive Overview”; and

•	the favorable impact of foreign currency exchange rate movements described above.

These decreases were partially offset by:

•	two additional months of costs from the CoCreate business for the first six months of 2009; and

•	restructuring charges of $9.8 million.

Details of Results of Operations

We discuss our results of operations for the second quarters and first six months of 2009 and 2008 in detail below, beginning with a table showing certain consolidated financial data as a percentage of total revenue, followed by a discussion of revenue and costs and expenses. Our results of operations include the results of operations of companies we acquired beginning on their respective acquisition dates.

	Percentage of Total Revenue
	Three months ended		Six months ended
	April 4, 2009	March 29, 2008	April 4, 2009	March 29, 2008
Revenue:
License	19%	30%	20%	30%
Service	81	70	80	70

Total revenue	100	100	100	100

Costs and expenses:
Cost of license revenue	3	2	3	2
Cost of service revenue	32	29	32	29
Sales and marketing	32	28	33	29
Research and development	20	18	20	18
General and administrative	8	8	8	9
Amortization of acquired intangible assets	2	2	2	2
In-process research and development	—	—	—	—
Restructuring charges	4	1	2	2

Total costs and expenses	101	88	100	91

Operating income (loss)	(1)	12	—	9
Interest and other income (expense), net	—	—	—	—

Income (loss) before income taxes	(1)	12	—	9
Provision for (benefit from) income taxes	(4)	5	(2)	4

Net income	3%	7%	2%	5%

Revenue

Total Revenue

Our revenue consists of software license revenue and service revenue, which includes software maintenance revenue (consisting of providing our customers software updates and technical support) as well as consulting and training revenue (including implementation services).

In connection with our reclassification of computer-based training product revenue in 2009, for the second quarter and first six months of 2008, we reclassified $4.9 million and $8.7 million, respectively, to license revenue and $0.9 million and $1.8 million, respectively, to maintenance revenue from consulting and training service revenue, to conform to the current classification. The table and discussion below gives effect to this reclassification. The amount of computer-based training product revenue varies from quarter to quarter and, for the second quarter and first half of 2009, was below such revenue recorded in the second quarter and first half of 2008.

The following table shows our revenue by category for the periods indicated.

	Three months ended		Percent Change		Six months ended		Percent Change
	April 4, 2009	March 29, 2008	Actual	Constant Currency	April 4, 2009	March 29, 2008	Actual	Constant Currency
	(Dollar amounts in millions)
License Revenue	$42.1	$77.9	(46)%	(44)%	$92.6	$148.8	(38)%	(35)%
Service revenue:
Maintenance revenue	122.6	122.0	1%	4%	253.4	236.7	7%	10%
Consulting and training service revenue	60.6	57.9	5%	11%	119.7	113.5	6%	11%

Total service revenue	183.2	179.9	2%	6%	373.1	350.2	7%	10%

Total revenue	$225.3	$257.8	(13)%	(9)%	$465.7	$499.0	(7)%	(3)%

Revenue results for the second quarter and first six months of 2009 reflect weak license sales. We believe this was primarily attributable to the adverse macroeconomic environment in which customers reduced the amount of their purchases and delayed purchasing decisions. Additionally, revenue in the first six months of 2009, compared to the year-ago period, was negatively impacted by unfavorable foreign currency exchange rates in most currencies in which we do business. Our maintenance and services businesses, however, performed well in the second quarter and first six months of 2009. Revenue for the first six months of 2009 also included $12.2 million more revenue from the sale of CoCreate products, primarily because the first six months of 2008 included only four months of CoCreate revenue. CoCreate revenues are primarily concentrated in Europe and Japan.

License Revenue

License revenue in the second quarter and first six months of 2009 decreased year over year in every region and across most of our major product families. License revenue was also unfavorably impacted in the second quarter and first six months of 2009 by approximately $1.3 million and $3.5 million, respectively, due to unfavorable foreign currency exchange rate movements.

Maintenance Revenue

Maintenance revenue represented 54% of total revenue in the second quarter and first six months of 2009 and 47% of total revenue in the second quarter and first six months of 2008. Increases in maintenance revenue in the second quarter and first six months of 2009 were partially offset by unfavorable foreign currency exchange rate movements of approximately $3.9 million and $6.4 million, respectively. Maintenance revenue in the first six months of 2009 continued to benefit from CoCreate’s maintenance base, which contributed $12.5 million more maintenance revenue in the first six months of 2009 than the first six months of 2008, primarily because the first six months of 2009 included two additional months of revenue. Excluding the CoCreate business, compared to the prior year periods, maintenance revenue declined 1% and increased 2% in the second quarter and first six months of 2009, respectively.

While the total number of active maintenance-paying seats has increased compared to the prior year, we experienced a modest sequential decline in active maintenance paying seats in the second quarter of 2009 compared to the first quarter of 2009. This sequential seat decline is partially attributable to fewer licenses sold over the two preceding quarters, resulting in a reduced number of new maintenance paying seats, as well as a decline or delay in maintenance seat renewals. The declines are primarily in Europe and North America, where the macroeconomic environment has been most challenging. Further declines in license seats sold would likely have an adverse effect on future maintenance revenue.

Consulting and Training Service Revenue

Consulting and training service revenue, which has a lower gross profit margin than license and maintenance revenues, accounted for 27% and 26% of total revenue in the second quarter and first six months of 2009, respectively, and 23% of total revenue in the second quarter and first six months of 2008.

The increase in consulting and training service revenue in the second quarter and first six months of 2009 compared to the second quarter and first six months of 2008 was primarily the result of growth in consulting services. Year over year, consulting services revenue was up 6% for both the second quarter and first six months of 2009. The second quarter increase reflects a 23% increase in Europe, offset by an 8% decrease in Asia-Pacific. The increase for the first six months of 2009 reflects growth in all major geographic regions. Year over year, training revenue, which typically represents about 15% of our total consulting and training services revenue, declined 5% in the second quarter and increased 1% for the first six months of 2009.

Although we have pending service engagements that we expect to perform, continued declines in new licenses sold, particularly Windchill licenses, will likely have an adverse effect on future services revenue.

Revenue by Geographic Region

	Three months ended		Percent Change		Six months ended		Percent Change
	April 4, 2009	March 29, 2008	Actual	Constant Currency	April 4, 2009	March 29, 2008	Actual	Constant Currency
	(Dollar amounts in millions)
Revenue by region:
North America	$79.5	$88.2	(10)%	(10)%	$163.0	$172.7	(6)%	(6)%
Europe	$89.9	$106.2	(15)%	(3)%	$189.2	$207.8	(9)%	3%
Asia-Pacific	$55.9	$63.4	(12)%	(19)%	$113.4	$118.5	(4)%	(11)%
Revenue by region as a % of total revenue:
North America	35%	34%			35%	35%
Europe	40%	41%			41%	41%
Asia-Pacific	25%	25%			24%	24%

North America. The decrease in revenue in North America in the second quarter and first six months of 2009 compared to the second quarter and first six months of 2008 was primarily due to decreases in license revenue of $9.4 million and $14.9 million, respectively, partially offset by increases in maintenance revenue of $0.9 million and $4.4 million, respectively.

Europe. European revenue in the second quarter and first six months of 2009 was unfavorably impacted by foreign currency exchange rate movements, particularly the Euro. At foreign currency exchange rates consistent with the comparable year-ago periods, revenue in the second quarter and first six months of 2009 would have been higher by $13.4 million and $24.0 million, respectively. Excluding the impact of currency movements, revenue in the second quarter of 2009 reflects a $14.6 million decline in license revenue, partially offset by an $8.4 million increase in consulting and training services revenue, and a $3.3 million increase in maintenance revenue. Sales of CoCreate products in Europe were higher by $5.5 million for the first six months of 2009 compared to the first six months of 2008. Revenue in Europe in the first six months of 2009 reflects a $24.6 million decline in license revenue, partially offset by an increase of $3.6 million in consulting and training services revenue and a $2.5 million increase in maintenance revenue. European revenue in the first six months of both 2009 and 2008 included significant consulting service revenue from a single customer. Revenue from that customer in the second quarters and first six months of 2009 and 2008 ranged from 10-14% of total European revenue and was less than 6% of total worldwide revenue for all periods.

Asia-Pacific. Revenue in Asia-Pacific for the second quarter of 2009 reflects a decline of 24% year over year in the Pacific Rim, and 2% growth in Japan. The growth in Japan, which comprised 54% of total Asia-Pacific revenue in the second quarter of 2009, was primarily due to changes in the Yen exchange rate relative to the U.S. dollar which favorably impacted revenue by $4.7 million, offset by a $3.8 million decrease in license revenue. The decline in revenue in the Pacific Rim was primarily due to a decrease in license revenue of $6.7 million. Revenue in Asia-Pacific for the first six months of 2009 reflects a decline of 10% year over year in the Pacific Rim and 2% growth in Japan. The growth in Japan, which comprised 50% of total Asia-Pacific revenue in the first six months of 2009, was primarily due to changes in the Yen exchange rate relative to the U.S. dollar and an increase in revenue from CoCreate products of $4.3 million, partially offset by an $8.0 million decrease in license revenue. The favorable foreign exchange impact in Japan in the first six months of 2009 was $7.7 million. The decrease in revenue in the Pacific Rim in the first six months of 2009 was primarily attributable to an $8.6 million decrease in license revenue.

Revenue from Individual Customers

We enter into customer contracts that may result in revenue being recognized over multiple reporting periods. Accordingly, revenue recognized in a current quarter may be attributable to contracts entered into during the current period or in prior periods. License and/or consulting and training service revenue of $1 million or more recognized from individual customers in the second quarters of 2009 and 2008 was $24.7 million (attributable to nine customers) and $37.6 million (attributable to sixteen customers), respectively; for the first six months of 2009 and 2008, such revenue was $48.9 million and $69.6 million, respectively. The declines in revenue with respect to these customers were primarily declines in license revenue. We attribute the decline in the number of such large transactions and the decline in license revenue to the unfavorable macroeconomic environment.

The current adverse global economic conditions have resulted in longer sales lead times and smaller deal sizes, which we expect to continue at least for the near term. While we expect fluctuations and uncertainty in the level of customer spending for at least the next year, over the longer term we believe our historically strong performance in large accounts will continue as we believe that customers will continue to invest in PLM solutions relative to other IT spending initiatives and that customers will continue to invest in our PLM solutions due to the strength and breadth of our solutions.

Channel Revenue

We have been building and diversifying our reseller channel to provide the resources necessary for more effective distribution of our products. We believe that using diverse and geographically dispersed resellers that focus on smaller businesses provides an efficient and cost effective means to reach these customers and allows our direct sales force to focus on larger sales opportunities. Revenue from our reseller channel was 25% and 26% for the second quarter of 2009 and 2008, respectively, and 26% and 25% for the first six months of 2009 and 2008, respectively. Revenue from our reseller channel declined 16% in the second quarter of 2009 to $56.8 million from $67.5 million in the second quarter of 2008, and declined 4% in the first six months of 2009 to $121.5 million from $126.1 million in the first six months of 2008. The decline in the second quarter reflects decreases in all major geographic regions except for Japan. The first six months of 2009 includes two additional months of CoCreate revenue compared to the year-ago period. Excluding CoCreate revenue, our channel revenue was down 10% year over year, including declines in all major geographic regions. We believe our reseller channel continues to help us improve our profitability and increase our reach to small and medium-sized businesses around the world. We expect our channel revenue to comprise a growing percentage of our total revenue as we continue to focus on expanding our use of resellers.

Costs and Expenses

While we intend to continue to invest in the strategic initiatives described in the “Executive Overview” of this section of this report, we remain focused on profitability. During the second quarter of 2009, we took the following steps to reduce or contain our operating expenses in response to reduced revenue expectations for 2009:

•	implemented a hiring freeze other than for selected positions that support our key strategic initiatives;

•	eliminated annual merit increases for our employees;

•	reduced travel and marketing related expenses; and

•	reduced our workforce by approximately 4%.

As a result of the workforce reductions, we incurred restructuring charges of $9.8 million in the second quarter of 2009. We expect to incur additional restructuring charges of approximately $3.0 million during the remainder of 2009.

Further, based on year-to-date results, our employee cash and stock performance-based incentive plans are anticipated to be earned at 50% of original 2009 amounts and amounts under our executive incentive plans established in November 2008 are not expected to be earned. Accordingly, our second quarter of 2009 expenses reflect an adjustment to bring the year-to-date bonus charges to the expected achievement levels. Comparatively, in the first six months of 2008, the performance-based incentive plans were anticipated to be earned in full. As a result, total stock-based compensation and bonus expenses were lower by $7.7 million and $7.8 million for the second quarter and first six months of 2009, respectively, compared to the year-ago periods.

In March 2009, we established an executive incentive plan for the second half of 2009 based on performance criteria established at the time in accordance with our revised financial plan. Restricted stock units for this plan were granted in May 2009, along with other annual incentive stock-based compensation granted to our directors, executive officers and employees. We expect that an additional annual employee grant will be made in May 2009. These grants were delayed from November 2008 and March 2009 due to the fact that we had insufficient shares available under our equity incentive plans.

Accordingly, we expect stock-based compensation expense will be higher in the remaining quarters of 2009 than the second quarter of 2009 and will be somewhat higher than the comparable quarters of 2008.

The following table shows our costs and expenses by expense category for the periods stated.

	Three months ended				Six months ended
	April 4, 2009	March 29, 2008	Percent Change		April 4, 2009	March 29, 2008	Percent Change
	(Dollar amounts in millions)
Costs and expenses:
Cost of license revenue	$7.0	$6.8	3%		$14.6	$11.6	26%
Cost of service revenue	72.3	73.9	(2)%		148.0	144.8	2%
Sales and marketing	71.4	73.4	(3)%		151.3	144.4	5%
Research and development	44.7	45.7	(2)%		93.1	87.3	7%
General and administrative	17.7	20.8	(15)%		39.1	44.3	(12)%
Amortization of acquired intangible assets	3.8	4.3	(12)%		7.7	7.2	7%
In-process research and development	—	—			—	1.9
Restructuring charges	9.8	1.9	417%		9.8	11.6	(15)%

Total costs and expenses	$226.7	$226.8	—	%(1)	$463.6	$453.1	2	%(1)

(1)	On a consistent foreign currency basis, compared to the year-ago period, total costs and expenses for the second quarter and first six months of 2009 increased 5% and 6%, respectively.

The costs and expenses in the second quarter and first six months of 2009 compared to the prior year periods reflect the following:

•	acquisitions completed in 2008, particularly CoCreate in the first quarter of 2008, that added operating costs and increased headcount by an aggregate of more than 250 employees;

•	spending to support planned revenue growth, including increasing our services delivery capacity and investments in sales headcount;

•	investments in research and development to improve the breadth and competitiveness of our product portfolio; and

•	amortization expense, primarily associated with acquired intangible assets, which totaled $17.1 million in the first six months of 2009 compared to $14.9 million in the first six months of 2008.

These cost increases were offset by the cost reductions described above as well as the favorable impact of foreign currency exchange rate movements. If actual reported results for the second quarter and first six months of 2009 had been converted into U.S. dollars based on the corresponding prior year’s foreign currency exchange rates, expenses would have been higher by approximately $11.3 million and $19.0 million, respectively.

Additionally, the first six months of 2008 included approximately $3.2 million of professional fees included in general and administrative expenses incurred primarily in connection with an Audit Committee investigation and restatement of prior period financial statements completed in the first quarter of 2008.

Changes in headcount were primarily a result of investments in product development resources, offset by workforce reductions. Headcount was 5,159 at April 4, 2009 compared to 5,264 at January 4, 2009 (the end of the first quarter of 2009) and 4,725 at March 29, 2008.

Cost of License Revenue

	Three months ended			Six months ended
	April 4, 2009	March 29, 2008	Percent Change	April 4, 2009	March 29, 2008	Percent Change
	(Dollar amounts in millions)
Cost of license revenue	$7.0	$6.8	3%	$14.6	$11.6	26%
% of total revenue	3%	2%		3%	2%
% of total license revenue	17%	9%		16%	8%

Our cost of license revenue consists of fixed and variable costs associated with reproducing and distributing software and documentation as well as royalties paid to third parties for technology embedded in or licensed with our software products and amortization costs associated with acquired products. Year over year, cost of license revenue as a percentage of license revenue was higher in the second quarter and first six months of 2009 due primarily to fixed costs that did not decrease with license revenue declines in 2009 compared to 2008. The increase in cost of license revenue in the first six months of 2009 compared to the first six months of 2008 was due primarily to amortization of acquired purchased software and capitalized software, which was higher by approximately $1.7 million. Cost of license revenue as a percent of license revenue can vary depending on product mix sold and the effect of fixed and variable royalties and the level of amortization of acquired software intangible assets.

Cost of Service Revenue

	Three months ended			Six months ended
	April 4, 2009	March 29, 2008	Percent Change	April 4, 2009	March 29, 2008	Percent Change
	(Dollar amounts in millions)
Cost of service revenue	$72.3	$73.9	(2)%	$148.0	$144.8	2%
% of total revenue	32%	29%		32%	29%
% of total service revenue	39%	41%		40%	41%
Service headcount at end of period	1,422	1,338	6%	1,422	1,338	6%

Our cost of service revenue includes costs associated with instructor-led training, customer support and consulting personnel, such as salaries and related costs; third-party subcontractor fees; costs associated with the release of maintenance updates (including related royalty costs); and facility costs. Service margins can vary based on the product mix sold in the period. Total salaries, commissions, benefits and travel costs were 2% or $0.9 million higher in the second quarter of 2009 compared to the second quarter of 2008 and 5% or $4.4 million higher in the first six months of 2009 compared to the first six months of 2008. The net increases reflect an increase in salaries and benefits, partially offset by a decrease in stock-based compensation of $0.9 million and $1.0 million in the second quarter and first six months of 2009. These costs increased at a lower rate than the related headcount primarily because of globalization initiatives that have resulted in increased headcount in lower cost geographic regions, particularly China and India. The cost of third-party consulting services was $3.2 million higher in the first six months of 2009 compared to the first six months of 2008 due to the use of such services in support of increases in consulting and training service revenue.

Sales and Marketing

	Three months ended			Six months ended
	April 4, 2009	March 29, 2008	Percent Change	April 4, 2009	March 29, 2008	Percent Change
	(Dollar amounts in millions)
Sales and marketing	$71.4	$73.4	(3)%	$151.3	$144.4	5%
% of total revenue	32%	28%		33%	29%
Sales and marketing headcount at end of period	1,342	1,266	6%	1,342	1,266	6%

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. Our salaries and benefit costs and travel expenses were lower by an aggregate of $4.5 million and $0.4 million in the second quarter and first six months of 2009, respectively, compared to the second quarter and first six months of 2008, primarily due to lower commissions as a result of lower comparable revenue,. These employee related decreases reflect lower commission expense of $4.8 million and $6.5 million in the second quarter and first six months of 2009, respectively, partially offset by higher salaries of $1.6 million and $5.6 million in the second quarter and first six months of 2009, respectively. Salary costs have increased at a lower rate than the related headcount primarily because of globalization initiatives that have resulted in increased sales headcount in lower cost geographic regions, particularly China, and the favorable impact of changes in the Euro relative to the U.S. Dollar.

Research and Development

	Three months ended			Six months ended
	April 4, 2009	March 29, 2008	Percent Change	April 4, 2009	March 29, 2008	Percent Change
	(Dollar amounts in millions)
Research and development	$44.7	$45.7	(2)%	$93.1	$87.3	7%
% of total revenue	20%	18%		20%	18%
Research and development headcount at end of period	1,880	1,621	16%	1,880	1,621	16%

Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Major research and development activities include developing new releases of our software that work together in a more integrated fashion and that include functionality enhancements. Total salaries, benefits and travel costs were lower in the second quarter of 2009 by $2.6 million and higher by $1.3 million in the first six months of 2009 compared to 2008 periods. The second quarter of 2009 reflects a $1.8 million decrease in performance-based cash incentive plan expense and a $0.8 million reduction in stock-based compensation.

General and Administrative

	Three months ended			Six months ended
	April 4, 2009	March 29, 2008	Percent Change	April 4, 2009	March 29, 2008	Percent Change
	(Dollar amounts in millions)
General and administrative	$17.7	$20.8	(15)%	$39.1	$44.3	(12)%
% of total revenue	8%	8%		8%	9%
General and administrative headcount at end of period	503	485	4%	503	485	4%

Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources, legal and administrative functions, as well as bad debt expense. Total salaries, benefits and travel costs were lower in the second quarter and first six months of 2009 compared to the second quarter and first six months of 2008 by an aggregate of $2.9 million and $2.0 million, respectively. The second quarter and first six months of 2009 reflect a decrease in performance-based cash incentive plan expense of $0.7 million and $0.8 million, respectively, and lower stock-based compensation of $1.7 million and $1.8 million, respectively. General and administrative expenses also include costs associated with outside professional services, including accounting and legal fees. These costs were $2.4 million lower in the first six months of 2009 primarily because the first six months of 2008 included approximately $3.2 million of costs for outside professional services incurred primarily in connection with an Audit Committee investigation and restatement of prior period financial statements completed in the first quarter of 2008.

Amortization of Acquired Intangible Assets

The aggregate amortization expense for intangible assets with finite lives recorded for the second quarters and first six months of 2009 and 2008 was classified in our consolidated statements of operations as follows:

	Three months ended		Six months ended
	April 4, 2009	March 29, 2008	April 4, 2009	March 29, 2008
	(in thousands)
Amortization of acquired intangible assets	$3,815	$4,315	$7,683	$7,208
Cost of license revenue	4,703	4,623	9,371	7,623
Cost of service revenue	—	17	8	34

Total amortization expense	$8,518	$8,955	$17,062	$14,865

The increase in expense in the first six months of 2009 compared to the first six months of 2008 was due primarily to amortization of intangible assets resulting from the CoCreate and LBS acquisitions completed in the first quarter of 2008. Those acquisitions resulted in an increase in acquired intangible assets of $141.7 million. Acquired intangible assets consisted of $76.1 million of customer relationship intangibles, $62.1 million of purchased software, $2.3 million of trademarks, and $1.2 million of non-compete agreements and other, which are being amortized over estimated useful lives of 8-11 years, 8 years, 9 years and 1.5-5 years, respectively.

In-process Research and Development

In the first six months of 2008, we recorded $1.9 million of in-process research and development costs associated with our acquisitions of CoCreate and Digital Human Inc. completed in the first quarter of 2008. These costs are related to research and development projects in process for which technological feasibility had not yet been established at the respective acquisition date and for which there was no alternative future use.

Restructuring Charges

Given the challenging macroeconomic environment and lower than planned revenue, we implemented workforce reductions and facility consolidations during the second quarter of 2009. These actions resulted in a $9.8 million restructuring charge in the second quarter of 2009, which included $9.7 million for severance and related costs associated with 204 employees notified of termination during the quarter and $0.1 million of charges related to excess facilities. We expect to incur additional restructuring charges of approximately $3 million during the remainder of 2009 related to these initiatives.

As part of our continuing efforts to increase profitability, we relocated certain business functions to locations, including China, where we are seeking to enhance our business presence and where labor costs are lower. Primarily as a result of this initiative, we recorded restructuring charges in the second quarter and first six months of 2008 of $1.9 million and $11.6 million, respectively. The restructuring charges included $0.6 million and $3.9 million for severance and related costs associated with 19 and 81 employees notified of termination during the second quarter and first six months of 2008, respectively, and $0.7 million and $7.1 million of charges for the second quarter and first six months of 2008, respectively, primarily related to gross lease commitments in excess of estimated sublease income for excess facilities in the U.S. and the U.K. In addition, in the second quarter of 2008, we recorded $0.6 million for costs incurred in connection with our integration of CoCreate.

Interest and Other Income (Expense), net

	Three months ended		Six months ended
	April 4, 2009	March 29, 2008	April 4, 2009	March 29, 2008
	(in millions)
Interest income	$1.2	$2.5	$2.8	$5.1
Interest expense	(0.7)	(2.8)	(1.9)	(3.9)
Other income (expense), net	(0.8)	(0.1)	(2.2)	—

Total interest and other income (expense), net	$(0.3)	$(0.4)	$(1.3)	$1.2

Interest and other income (expense), net includes interest income, interest expense, costs of hedging contracts, certain realized and unrealized foreign currency transaction gains or losses and exchange gains or losses resulting from the required period-end currency remeasurement of the financial statements of our subsidiaries that use the U.S. dollar as their functional currency. A large portion of our revenue and expenses is transacted in foreign currencies. To reduce our exposure to fluctuations in foreign exchange rates, we engage in hedging transactions involving the use of foreign currency forward contracts, primarily in the Euro, the British Pound and the Japanese Yen. The decrease in interest expense in the second quarter and first six months of 2009 is due to lower borrowings outstanding under our revolving credit facility as well as lower interest rates. Other income (expense), net in the second quarter and first six months of 2008 includes a one-time benefit of $1.3 million related to a legal settlement.

Income Taxes

In the second quarter of 2009, our effective tax rate was a benefit of 529% on a pre-tax loss of $1.7 million, compared to a provision of 39% in the second quarter of 2008 on pre-tax income of $30.7 million. In the first six months of 2009, our effective tax rate was a benefit of 1,387% on pre-tax income of 0.8 million, compared to a provision of 39% in the first six months of 2008 on pre-tax income of $47.1 million. Our unusual effective tax rates for the 2009 periods reflect the disproportionate impact of discrete items on the near break-even profit (loss) before income taxes. In the second quarter and first six months of 2009, our effective tax rate differed from the 35% statutory federal income tax rate due primarily to a $7.6 million one-time benefit recorded in the second quarter of 2009 in connection with litigation in a foreign jurisdiction, foreign taxes at a net effective tax rate lower than the U.S. rate and a $1.8 million tax benefit related to research and development (R&D) tax credits triggered by a retroactive extension of the R&D tax credit enacted during the first quarter of 2009. In the second quarter and first six months of 2008, our effective tax rate was higher than the statutory federal income tax rate due primarily to the impact of losses in a foreign jurisdiction for which we did not record a tax benefit due to the uncertainty of whether we would be able to realize the benefit of such losses.

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

Liquidity and Capital Resources

	April 4, 2009	March 29, 2008
	(in thousands)
Cash and cash equivalents	$267,718	$258,946

Amounts below are for the six months ended:
Cash provided by operating activities	$88,650	$127,804
Cash used by investing activities	(23,741)	(272,299)
Cash (used) provided by financing activities	(43,942)	123,391
Cash provided by operating activities included the following:
Cash disbursements for restructuring charges	(10,927)	(16,584)
Cash used by investing activities included the following:
Cash paid to acquire businesses, net of cash acquired	(8,475)	(261,592)
Cash (used) provided by financing activities included the following:
Net (repayments) borrowings under revolving credit facility	(31,951)	152,642
Repurchases of common stock	(9,581)	(22,009)

Cash and cash equivalents

We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. Cash and cash equivalents include highly liquid investments with original maturities of three months or less. At April 4, 2009, cash and cash equivalents totaled $267.7 million, up from $256.9 million at September 30, 2008. The increase in cash and cash equivalents in the first six months of 2009 was due primarily to $88.7 million of cash provided by operations partially offset by uses of cash for: repayments of $32.0 million of amounts outstanding under our revolving credit facility; $9.6 million to repurchase our common stock; $8.5 million paid for acquisitions; and $15.3 million for additions to property and equipment, as well as a $10.2 million unfavorable effect of exchange rate changes on cash and cash equivalents.

Cash provided by operating activities

Cash provided by operating activities was $88.7 million and $127.8 million in the first six months of 2009 and 2008, respectively. This change was due primarily to lower earnings and higher income tax payments, partially offset by higher receivables collections in the first six months of 2009 compared to the first six months of 2008. Days sales outstanding was 53 days as of the end of the second quarter of 2009 compared to 61 days as of September 30, 2008 and 64 days at the end of the second quarter of 2008.

Cash used by investing activities

Cash used by investing activities was $23.7 million and $272.3 million in the first six months of 2009 and 2008, respectively. The decrease in cash used by investing activities was primarily due to lower amounts paid for acquisitions, $8.5 million in the first six months of 2009 compared to $261.6 million in the first six months of 2008. During the first six months of 2009, we paid approximately $7.4 million for the acquisition of the Synapsis assets. During the first six months of 2008, we paid approximately $247.5 million, $13.1 million and $1.0 million for the CoCreate, LBS and DHI acquisitions, respectively, net of cash acquired. In addition, cash used for additions to property and equipment was $15.3 million in the first six months of 2009 compared to $10.7 million in the first six months of 2008. Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements.

Cash (used) provided by financing activities

Cash (used) provided by financing activities was $(43.9) million and $123.4 million in the first six months of 2009 and 2008, respectively. The increase in cash used for financing activities in the first six months of 2009 was primarily due to $32.0 million of repayments of amounts outstanding under our revolving credit facility compared to net borrowings of $152.6 million in the first six months of 2008, partially offset by lower share repurchases in the first six months of 2009 and lower cash payments for withholding taxes on stock-based awards. We used $9.6 million to repurchase our common stock in the first six months of 2009 compared to $22.0 million in the first six months of 2008. Cash used to pay employee withholding taxes related to restricted stock and restricted stock units that vested during the periods was $4.3 million in the first six months of 2009, compared to $10.7 million in the first six months of 2008.

Credit Facility

Subject to the terms of the credit facility agreement, we may borrow funds up to $230 million, repay the same in whole or in part and re-borrow at any time through February 20, 2011 when all amounts outstanding will be due and payable in full.

On November 28, 2007, in connection with our acquisition of CoCreate, we borrowed $220 million under the credit facility in two tranches: $36 million that accrued interest at the Eurodollar-based borrowing rate, and an alternate currency loan of 124.6 million Euros, equivalent to $184 million at the borrowing date. The $36 million loan was repaid in full in the first six months of 2008. In addition, to date we have repaid 85.0 million Euros of the alternate currency loan, including 23.3 million Euros in the first six months of 2009. As of April 4, 2009, we had 39.6 million Euros outstanding under the revolving credit facility, which was equivalent to $53.3 million on that date. The current loan accrues interest at 2.6% per year and matures on May 27, 2009. Upon the due date, and subsequent due dates, we may either repay the amount outstanding or roll over the amount outstanding with new short term loans at the then current interest rates described above.

For a description of the terms and conditions of the credit facility, including limitations on our ability to undertake certain actions, see “Note 11. Commitments and Contingencies” in the Notes to Consolidated Financial Statements of this Form 10-Q.

Share Repurchases

Prior to May 14, 2008, our Board of Directors had authorized the repurchase of up to 16.0 million shares of our common stock. On May 14, 2008, our Board of Directors revoked the prior repurchase authorization and authorized us to use up to $50 million of cash from operations to repurchase shares of our common stock in the form of open market purchases. The current authorization was increased to $100 million on November 20, 2008 and will expire on May 31, 2010 unless earlier revoked. In the first six months of 2009, we repurchased 0.9 million shares at a cost of $9.6 million. We have $85 million remaining under our current authorization and we intend to continue our share repurchases in the third quarter of 2009. In the first six months of 2008, we repurchased 1.4 million shares at a cost of $22.0 million.

Expectations for Fiscal 2009

We believe that existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements through at least the next twelve months. During 2009, we expect to use cash to repurchase our shares and we expect to continue to pay down the remaining amount outstanding under our credit facility.

In the remainder of 2009, capital expenditures are currently anticipated to be approximately $11 million and we expect to make cash disbursements estimated at $12 million for restructuring charges incurred in the second quarter of 2009 and prior periods. Additionally, we expect to incur total restructuring charges of approximately $3 million during the remainder of 2009. We expect that substantially all of the associated cash disbursements will be paid out in fiscal 2009.

We have evaluated, and expect to continue to evaluate, possible strategic acquisitions on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible strategic acquisitions. Our cash position could be reduced and we may incur additional debt obligations to the extent we complete any significant acquisitions.

As discussed above, current economic conditions and the global decline in business activity are having an adverse effect on our business. This may materially reduce the cash we are able to generate from operations, which may cause us to reduce the amounts we are able or willing to use for the purposes described above.

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

The accounting estimates most likely to be impacted materially if the economic situation deteriorates significantly are our estimates regarding the valuation of goodwill and intangible assets, accounting for pensions, and the allowance for doubtful accounts, as follows.

Valuation of Goodwill and Acquired Intangible Assets

Our goodwill and net acquired intangible assets totaled $565.8 million and $587.5 million as of April 4, 2009 and September 30, 2008, respectively. We assess the impairment of goodwill on at least an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Factors we consider important (on an overall company basis and reportable segment basis, as applicable) that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in our use of the acquired assets or a significant change in the strategy for our business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, or a significant reduction of our market capitalization relative to net book value. We conduct our annual impairment test of goodwill and indefinite lived assets as of the end of the third quarter of each fiscal year. We completed our annual impairment review as of June 28, 2008 and concluded that no impairment charge was required as of that date.

During the first six months of 2009, our revenue, operating income and net income declined as compared to the first six months of 2008, and were below our expectations. While we expect the uncertain economic environment to continue at least for the near-term, we concluded that we have not had a triggering event that indicates that the carrying value of our goodwill and net acquired intangible assets may not be recoverable, and we have concluded that we do not need to prepare an updated impairment analysis. Our conclusion is based in part on our market capitalization, which exceeded our net book value as of April 4, 2009. However, further significant negative industry or economic trends that adversely affect our future revenues and profits, or a further material reduction of our market capitalization relative to net book value, among other factors, may change our assessment and lead us to conclude that a portion of the carrying value of such assets may not be recoverable. That would require us to complete an updated valuation of our long-lived assets and to record an impairment charge relative to the differences between their carrying value and their estimated fair value.

Allowance for Accounts and Other Receivables

Management judgment is required in assessing the collectibility of customer accounts and other receivables, for which we generally do not require collateral. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In determining the adequacy of the allowance for doubtful accounts, management specifically analyzes individual accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic conditions, accounts receivable aging trends and changes in our customer payment terms. If the financial condition of our customers were to deteriorate, additional allowances might be required that are not included in our current allowance for doubtful accounts, resulting in future operating expenses.

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

In 2008 and 2007, our actual return on plan assets for our pension plans was a loss of $13.2 million and a gain of $6.3 million, respectively. Recent distress in the financial markets has caused extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuation of others. Subsequent to year end (from October 1, 2008 through March 31, 2009), the fair value of our pension assets have declined and returns are significantly below our expected rates of return. If actual returns continue to be below our expected rates of return, it will adversely impact the amount and timing of future contributions and expense for these plans.

Recent Accounting Pronouncements

Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations (SFAS 141(R)) and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). These statements will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. SFAS 141(R) requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize preacquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; and (vii) capitalize acquisition-related restructuring costs only if the criteria in SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, are met as of the acquisition date. In addition, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of acquisition.

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

For a description of other recent accounting pronouncements, see “Note 8. Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements of this Form 10-Q.

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

We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 4, 2009.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended April 4, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The discussion of legal proceedings in “Note 11. Commitments and Contingencies” in the Notes to Consolidated Financial Statements of this Form 10-Q is hereby incorporated by reference.

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

The recent global economic crisis has created great uncertainty among businesses and has caused them to seek to reduce spending and investment. Our customers have been decreasing the size of, or foregoing, new investments in our solutions and delaying purchasing decisions. Accordingly, our license revenue for our first six months of 2009 was below our license revenue for the first six months of 2008 and we expect license revenue for the remainder of 2009 will be below license revenue for 2008. Declines in license sales could cause future declines in maintenance and consulting and training services sales. In addition, although we are taking steps to reduce our operating expenses, our operating expenses will still constitute a higher percentage of revenue than in recent years, which will reduce our operating margins. If our customers further reduce or delay, or decide to forego, investments in our solutions, our revenue will likely decline further. If the amount of any decline exceeds that which we anticipate, our operating margins could be further reduced and we may need to implement additional cost reduction initiatives. Cost reductions could harm our business if we terminate persons necessary for future growth or delay investments in our solutions and our business.

Changes in the relative values of currencies in which we conduct business against the U.S. dollar affect our reported results.

Approximately two-thirds of our revenue and half of our expenses are transacted in currencies other than the U.S. dollar. Because we report our results of operations in U.S. dollars, currency translation affects our reported results. Accordingly, declines in the value of those currencies relative to the U.S. dollar could adversely affect our reported revenue results and improve our reported expense results. For example, if the value of the Euro relative to the U.S. dollar had remained constant from the first six months of 2008 to the first six months of 2009, rather than declining in relative value, reported revenue and expenses would have been higher. Conversely, increases in the value of those currencies relative to the U.S. dollar can improve our reported revenue results and adversely affect our reported expense results.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on March 4, 2009, the stockholders:

•

elected Donald K. Grierson, James E. Heppelmann and Oscar B. Marx, III as Class I directors of the Company to hold office until the 2012 Annual Meeting (subject to the election and qualification of their successors and to their earlier resignation, removal or death):

Name	Votes For	Votes Withheld
Donald K. Grierson	100,899,110	7,214,799
James E. Heppelmann	100,320,619	7,793,290
Oscar B. Marx, III	100,968,508	7,145,401

•	approved an increase in the number of shares available for issuance under our 2000 Equity Incentive Plan to 22,300,000:

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
77,502,643	18,866,784	26,888	11,717,594

•

confirmed the selection by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2009:

Votes For	Votes Against	Votes Abstaining
104,766,292	3,317,951	29,665

ITEM 6.	EXHIBITS

3.1(a)	Restated Articles of Organization of Parametric Technology Corporation adopted February 4, 1993 (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1996 (File No. 0-18059) and incorporated herein by reference).

3.1(b)	Articles of Amendment to Restated Articles of Organization adopted February 9, 1996 (filed as Exhibit 4.1(b) to our Registration Statement on Form S-8 (Registration No. 333-01297) and incorporated herein by reference).

3.1(c)	Articles of Amendment to Restated Articles of Organization adopted February 13, 1997 (filed as Exhibit 4.1(b) to our Registration Statement on Form S-8 (Registration No. 333-22169) and incorporated herein by reference).

3.1(d)	Articles of Amendment to Restated Articles of Organization adopted February 10, 2000 (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000 (File No. 0-18059) and incorporated herein by reference).

3.1(e)	Certificate of Vote of Directors establishing Series A Junior Participating Preferred Stock (filed as Exhibit 3.1(e) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 0-18059) and incorporated herein by reference).

3.1(f)	Articles of Amendment to Restated Articles of Organization adopted February 28, 2006 (filed as Exhibit 3.1(f) to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2006 (File No. 0-18059) and incorporated herein by reference).

3.2	By-Laws, as amended and restated, of Parametric Technology Corporation.

4.1	Rights Agreement effective as of January 5, 2001 between Parametric Technology Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 0-18059) and incorporated herein by reference).

10.1*	2000 Equity Incentive Plan (filed as Exhibit 10 to our Current Report on Form 8-K dated March 4, 2009 (File No. 0-18059) and incorporated herein by reference).

10.2*	Form of Restricted Stock Agreement (Non-Employee Directors).

10.3*	Ancillary Executive Incentive Plan (described under Item 5.02 of our Current Report on Form 8-K dated March 3, 2009 (File No. 0-18059) and incorporated herein by reference).

10.4*	Compensatory Arrangements with Directors.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32**	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

*	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of PTC participates.
**	Indicates that the exhibit is being furnished with this report and is not filed as a part of it.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PARAMETRIC TECHNOLOGY CORPORATION

By:	/S/ CORNELIUS F. MOSES, III
Cornelius F. Moses, III Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 14, 2009