Form 10-Q
period 2009-07-04
PARAMETRIC TECHNOLOGY CORP
filed 2009-08-13
CIK 857005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2009

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

There were 116,180,536 shares of our common stock outstanding on August 7, 2009.

PARAMETRIC TECHNOLOGY CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended July 4, 2009

ii

PART I—FINANCIAL INFORMATION

PARAMETRIC TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	July 4, 2009	September 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$231,345	$256,941
Accounts receivable, net of allowance for doubtful accounts of $5,592 and $5,151 at July 4, 2009 and September 30, 2008, respectively	149,198	201,509
Prepaid expenses	31,705	28,474
Other current assets	71,886	82,136
Deferred tax assets and tax-related deferred charges	28,755	28,434

Total current assets	512,889	597,494
Property and equipment, net	58,560	55,253
Goodwill	420,084	405,195
Acquired intangible assets, net	173,196	182,342
Deferred tax assets and tax-related deferred charges	108,426	71,175
Other assets	23,367	38,114

Total assets	$1,296,522	$1,349,573

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$55,286	$88,505
Accounts payable	13,685	16,710
Accrued expenses and other current liabilities	44,715	58,701
Accrued compensation and benefits	70,702	83,432
Accrued income taxes	267	24,122
Deferred tax liabilities	311	244
Customer advances	48,482	43,801
Deferred revenue	249,959	250,838

Total current liabilities	483,407	566,353
Deferred tax liabilities	25,252	30,768
Deferred revenue	5,247	7,457
Other liabilities	37,581	42,470

Total liabilities	551,487	647,048

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 116,034 and 115,726 shares issued and outstanding at July 4, 2009 and September 30, 2008, respectively	1,161	1,157
Additional paid-in capital	1,810,114	1,778,694
Accumulated deficit	(1,044,428)	(1,060,050)
Accumulated other comprehensive loss	(21,812)	(17,276)

Total stockholders’ equity	745,035	702,525

Total liabilities and stockholders’ equity	$1,296,522	$1,349,573

The accompanying notes are an integral part of the condensed consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended		Nine months ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Revenue:
License	$49,450	$79,911	$142,022	$228,748
Service	176,709	191,837	549,820	542,035

Total revenue	226,159	271,748	691,842	770,783

Costs and expenses:
Cost of license revenue	7,644	8,980	22,204	20,563
Cost of service revenue	66,162	76,582	214,205	221,437
Sales and marketing	73,823	78,762	225,072	223,149
Research and development	46,562	47,374	139,675	134,656
General and administrative	19,245	20,294	58,375	64,653
Amortization of acquired intangible assets	3,827	4,044	11,510	11,252
Restructuring charges	6,609	3,790	16,397	15,367
In-process research and development	300	—	300	1,887

Total costs and expenses	224,172	239,826	687,738	692,964

Operating income	1,987	31,922	4,104	77,819
Loss on liquidation of subsidiaries	—	(6,206)	—	(6,206)
Interest and other (expense) income, net	(491)	(904)	(1,812)	347

Income before income taxes	1,496	24,812	2,292	71,960
Provision for (benefit from) income taxes	(2,292)	10,342	(13,330)	28,762

Net income	$3,788	$14,470	$15,622	$43,198

Earnings per share—Basic	$0.03	$0.13	$0.14	$0.38
Earnings per share—Diluted	$0.03	$0.12	$0.13	$0.37
Weighted average shares outstanding—Basic	115,194	113,491	114,843	113,661
Weighted average shares outstanding—Diluted	117,074	117,363	116,691	117,565

The accompanying notes are an integral part of the condensed consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended
	July 4, 2009	June 28, 2008
Cash flows from operating activities:
Net income	$15,622	$43,198
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquired intangible assets	26,110	25,153
Depreciation and amortization	19,448	18,331
Stock-based compensation	28,773	32,681
In-process research and development	300	1,887
Non-cash loss on liquidation of subsidiaries	—	6,206
Other non-cash costs (credits), net	1,001	1,421
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	67,455	69,819
Accounts payable and accrued expenses	(18,683)	(8,954)
Accrued compensation and benefits	(11,303)	(20,201)
Deferred revenue	(2,700)	16,305
Accrued income taxes	(53,371)	1,645
Other current assets and prepaid expenses	(1,160)	312
Other noncurrent assets and liabilities	5,805	(6,697)

Net cash provided by operating activities	77,297	181,106

Cash flows from investing activities:
Additions to property and equipment	(23,809)	(20,492)
Acquisitions of businesses, net of cash acquired	(32,790)	(261,592)

Net cash used by investing activities	(56,599)	(282,084)

Cash flows from financing activities:
Borrowings under revolving credit facility	—	220,000
Repayment of borrowings under revolving credit facility	(31,951)	(121,001)
Proceeds from issuance of common stock	2,866	7,689
Payments of withholding taxes in connection with settlement of restricted stock units	(4,375)	(10,694)
Repurchase of common stock	(9,581)	(27,297)
Payments of capital lease obligations and other	(185)	(308)

Net cash (used) provided by financing activities	(43,226)	68,389

Effect of exchange rate changes on cash and cash equivalents	(3,068)	11,338

Net decrease in cash and cash equivalents	(25,596)	(21,251)
Cash and cash equivalents, beginning of period	256,941	263,271

Cash and cash equivalents, end of period	$231,345	$242,020

The accompanying notes are an integral part of the condensed consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended		Nine months ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Net income	$3,788	$14,470	$15,622	$43,198

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	5,357	5,766	(4,534)	19,440
Minimum pension liability adjustment	17	—	(2)	—

Other comprehensive income (loss)	5,374	5,766	(4,536)	19,440

Comprehensive income	$9,162	$20,236	$11,086	$62,638

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

In the first quarter of 2009, we began classifying revenue from sales of our computer-based training products as license and maintenance revenue to better align with how these training products are sold to customers. Prior to that, computer-based training product revenue, and maintenance thereon, was classified as consulting and training service revenue and included in total service revenue. We have made certain reclassifications to the consolidated statements of operations for the three and nine months ended June 28, 2008 to conform to classifications for the current periods. For the three and nine months ended June 28, 2008, computer-based training revenue totaling $2.4 million and $11.1 million, respectively, has been reclassified from service revenue to license revenue, and related costs of $0.2 million and $0.5 million, respectively, have been reclassified from cost of service to cost of license in the accompanying consolidated statement of operations. This reclassification had no impact on total revenue, operating income or net income.

Deferred revenue primarily relates to software maintenance agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and, if not yet paid, the related customer receivable is included in other current assets. Billed but uncollected maintenance-related amounts included in other current assets at July 4, 2009 and September 30, 2008 were $68.4 million and $76.8 million, respectively.

The results of operations for the three and nine months ended July 4, 2009 are not necessarily indicative of the results expected for the remainder of the fiscal year.

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

2. Restructuring Charges

In the third quarter and first nine months of 2009, we recorded restructuring charges of $6.6 million and $16.4 million, respectively. The restructuring charge in the third quarter included $6.4 million for severance and related costs associated with 34 employees notified of termination during the quarter and $0.2 million related to excess facilities. The year-to-date charge includes $9.8 million recorded in the second quarter: $9.7 million for severance and related costs associated with 204 employees notified of termination during the second quarter of 2009 and $0.1 million of charges related to excess facilities.

In the third quarter of 2008 and first nine months of 2008, we recorded restructuring charges of $3.8 million and $15.4 million, respectively. The third quarter restructuring charge included $3.2 million for severance and related costs associated with 53 employees notified of termination during the quarter and $0.2 million related to excess facilities. In addition, we recorded $0.4 million for costs incurred in connection with our integration of CoCreate, which we acquired in the first quarter of 2008. The restructuring charge recorded in the first nine months of 2008 also included restructuring charges of $9.7 million and $1.9 million recorded in the first and second quarters of 2008, respectively. The charge recorded in the first quarter of 2008 included $3.3 million for severance and related costs associated with 62 employees notified of termination during the quarter and $6.4 million related to excess facilities. The charge for excess facilities was primarily related to gross lease commitments in excess of estimated sublease income for excess facilities in the U.S. and the U.K. The charge recorded in the second quarter of 2008 included $0.6 million for severance and related costs associated with 19 employees notified of termination during the quarter and $0.7 million related to excess facilities. In addition, we recorded $0.6 million for costs incurred in connection with our integration of CoCreate.

Restructuring Accrual Activity for the Nine Months Ended July 4, 2009	Employee Severance and Related Benefits	Facility Closures and Other Costs	Total
	(in thousands)
Balance, September 30, 2008	$5,505	$12,179	$17,684
Charges to operations	16,107	290	16,397
Cash disbursements	(12,750)	(5,935)	(18,685)
Foreign exchange impact	96	(302)	(206)

Balance, July 4, 2009	$8,958	$6,232	$15,190

The accrual for facility closures and related costs is included in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheet, and the accrual for employee severance and related benefits is included in accrued compensation and benefits. As of July 4, 2009, of the $15.2 million remaining in accrued restructuring charges, $14.0 million was included in current liabilities and $1.2 million was included in other long-term liabilities, principally for facility costs to be paid out through 2013.

In determining the amount of the facilities accrual, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. We review these estimates quarterly based on known real estate market conditions and the credit-worthiness of subtenants and, accordingly, such quarterly reviews may result in revisions to established facility reserves. We had accrued $5.9 million as of July 4, 2009 related to excess facilities (compared to $11.7 million at September 30, 2008), representing gross lease commitments with agreements expiring at various dates through 2013 of approximately $13.9 million, net of future sublease income of approximately $7.9 million related to signed sublease arrangements and a present value factor of $0.1 million.

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

Our equity incentive plan provides for grants of nonqualified and incentive stock options, common stock, restricted stock, restricted stock units and stock appreciation rights to employees, directors, officers and consultants. We use restricted stock and restricted stock units as the principal equity incentive awards, including performance-based awards that are earned based on achieving performance criteria established by the Compensation Committee of our Board of Directors on or prior to the grant date. Each restricted stock unit represents the contingent right to receive one share of our common stock. Our equity incentive plans are described more fully in Note K to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

We made the following restricted stock and restricted stock unit grants in the first nine months of 2009 and 2008:

	Restricted Stock				Restricted Stock Units
Grant Period	Performance-based		Time-based		Performance-based		Time-based
	(Number of Shares)				(Number of Units)
First nine months of 2009	—		83,039	(1)	1,843,064	(2)	3,500,812	(3)
First nine months of 2008	477,830	(4)	425,464	(5)	96,366	(6)	2,798,307	(7)

(1)	These shares were granted to the non-employee members of our Board of Directors and will vest in March 2010.
(2)	253,384 of these performance-based restricted stock units were granted to non-executive employees pursuant to our annual management incentive plan (MIP RSUs) and, to the extent earned, will vest on the later of November 15, 2009 and the date the Compensation Committee determines the extent to which the performance criteria have been achieved. We expect half of these MIP RSUs will be earned. The remaining 1,589,680 of these performance-based restricted stock units were granted to our executive officers under three separate arrangements. 322,809 were granted pursuant to our annual executive incentive plan established in November 2008 and are subject to performance criteria established at that time (EIP I RSUs). These EIP I RSUs vest, to the extent earned, on the later of November 15, 2009 and the date the Compensation Committee determines the extent to which the performance criteria have been achieved. We do not expect any of the EIP I RSUs will be earned. 887,470 were granted as part of our annual executive equity incentive grant and are subject to the same performance criteria established in November 2008 for the EIP I RSUs (Annual Executive RSUs). The Annual Executive RSUs vest, to the extent earned, in three substantially equal installments on (1) the later of November 15, 2009 or the date the Compensation Committee determines the extent to which the performance criteria have been achieved, (2) November 15, 2010 and (3) November 15, 2011. We do not expect any of the Annual Executive RSUs will be earned. The final 379,401 were granted pursuant to the executive incentive plan for the second half of 2009 established in March 2009 in connection with our revisions to our 2009 financial plan and are subject to performance criteria established at that time (EIP II RSUs). The EIP II RSUs vest to the extent earned on the later of November 15, 2009 and the date the Compensation Committee determines the extent to which the performance criteria have been achieved. The EIP II RSUs will not vest and will be forfeited if any of the EIP I RSUs are earned. We expect all of the EIP II RSUs will be earned. We have not recognized compensation expense on the units that we expect will not be earned.
(3)	The time-based RSUs were issued to executive and non-executive employees. Substantially all of these RSUs will vest in three equal installments in November 2009, 2010 and 2011.
(4)	These restricted shares were granted to our executive officers. Of the shares granted, 462,056 were earned and 15,774 were forfeited as the performance criteria were not achieved in full. Of the earned shares, the restrictions on 233,824 shares lapsed in November 2008, and the restrictions on the remaining shares will lapse in two substantially equal amounts in November 2009 and November 2010.
(5)	These restricted shares include 354,038 granted to our executive officers in the first quarter of 2008, the restrictions on 118,014 of which lapsed in November 2008. The restrictions on the remaining 236,024 shares will lapse in two substantially equal installments in November 2009 and 2010. The remaining 71,426 shares were granted to members of our Board of Directors in the second quarter of 2008, the restrictions on which lapsed on March 5, 2009.
(6)	These restricted stock units were granted to employees in connection with our employee management incentive plans for the 2008 fiscal year and vested in November 2008 as the performance criteria were fully met.

(7)	These restricted stock units were granted to employees. Of these units, 1,236,185 vest in three substantially equal installments on the first three anniversaries of the date of grant, provided that the holder of the award remains employed by us at those dates. The remaining 1,562,122 were granted as a special retention grant, two-thirds of which will vest in November 2009 and the remainder of which will vest in November 2010. The vesting of these retention units will be accelerated if the holder is terminated under certain circumstances within two years after a change in control of PTC.

Restricted Stock Activity for the Nine Months ended July 4, 2009	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Balance of outstanding restricted stock September 30, 2008	1,660	$17.98
Granted	83	$10.46
Vested	(929)	$17.48
Forfeited or not earned	(20)	$18.61

Balance of outstanding restricted stock July 4, 2009	794	$17.76

Restricted Stock Unit Activity for the Nine Months ended July 4, 2009	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Balance of outstanding restricted stock units September 30, 2008	3,821	$17.73
Granted	5,344	$10.27
Vested	(1,152)	$17.08
Forfeited or not earned	(150)	$17.20

Balance of outstanding restricted stock units July 4, 2009	7,863	$12.77

The weighted average fair value per share of restricted shares and restricted stock units granted in the first nine months of 2009 and 2008 was $10.27 and $17.94, respectively.

The following table shows the classification of compensation expense recorded for our stock-based awards as reflected in our consolidated statements of operations:

	Three months ended		Nine months ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
	(in thousands)
Cost of license revenue	$11	$12	$28	$26
Cost of service revenue	2,055	2,298	5,601	6,867
Sales and marketing	3,491	3,130	8,592	8,933
Research and development	1,986	2,322	5,810	6,929
General and administrative	3,969	3,387	8,742	9,926

Total stock-based compensation expense	$11,512	$11,149	$28,773	$32,681

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

	Three months ended		Nine months ended
Calculation of Basic and Diluted EPS	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
	(in thousands, except per share data)
Net income	$3,788	$14,470	$15,622	$43,198

Weighted average shares outstanding—Basic	115,194	113,491	114,843	113,661
Dilutive effect of employee stock options, restricted shares and restricted stock units	1,880	3,872	1,848	3,904

Weighted average shares outstanding—Diluted	117,074	117,363	116,691	117,565

Earnings per share—Basic	$0.03	$0.13	$0.14	$0.38
Earnings per share—Diluted	$0.03	$0.12	$0.13	$0.37

Stock options to purchase 3.8 million and 5.0 million shares for the third quarter and first nine months of 2009, respectively, and 3.2 million shares for each of the third quarter and first nine months of 2008 were outstanding but were not included in the calculation of diluted net income per share because the exercise prices per share, plus the tax benefits and unamortized compensation relating thereto, were greater than the average market price of our common stock for those periods. In addition, restricted shares and restricted stock units equivalent to 1.4 million and 0.7 million shares for the third quarter and first nine months of 2009 were outstanding but were not included in the calculation of diluted net income per share because the effect of the assumed proceeds related to the tax benefits and unamortized compensation relating thereto was in excess of such shares outstanding. These shares were excluded from the computation of diluted EPS as their effect would have been anti-dilutive.

Common Stock Repurchases

Our Board of Directors has authorized us to use up to $100 million of cash from operations to repurchase shares of our common stock in open market purchases. This authorization will expire on May 31, 2010 unless earlier revoked. In the first nine months of 2009, we repurchased 0.9 million shares at a cost of $9.6 million, all in the first quarter, leaving $85 million remaining under our current authorization. In the first nine months of 2008, we repurchased 1.7 million shares at a cost of $27.3 million, including 1.4 million shares at a cost of $22.0 million under a prior authorization. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.

5. Goodwill, Intangible Assets and Acquisitions

Our acquisitions in 2008 and prior are described more fully in Note E to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

Goodwill

Our goodwill totaled $420.1 million and $405.2 million as of July 4, 2009 and September 30, 2008, respectively. The change in the carrying amount of goodwill from September 30, 2008 to July 4, 2009 includes the allocation of goodwill for the acquisitions of Relex Software Corporation ($12.9 million of goodwill) and certain assets and liabilities of Synapsis ($2.1 million of goodwill), offset by foreign currency translation adjustments related to goodwill balances that are recorded in non-U.S. currencies.

We assess the impairment of goodwill on at least an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Factors we consider important (on an overall company basis and on a reporting unit basis, as applicable) that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in our use of the acquired assets or a significant change in the strategy for our business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, or a significant reduction of our market capitalization relative to net book value. To conduct these tests of goodwill and indefinite-lived intangible assets, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. We estimate the fair values of our reporting units using discounted cash flow valuation models. We conduct our annual impairment test of goodwill and indefinite lived assets as of the end of the third quarter of each fiscal year. We completed our annual impairment review as of July 4, 2009 and concluded that no impairment charge was required as of that date.

Amortization of intangible assets

The aggregate amortization expense for intangible assets with finite lives recorded for the third quarters and first nine months of 2009 and 2008 was classified in our consolidated statements of operations as follows:

	Three months ended		Nine months ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
	(in thousands)
Amortization of acquired intangible assets	$3,827	$4,044	$11,510	$11,252
Cost of license revenue	5,221	6,289	14,592	13,912
Cost of service revenue	—	17	8	51

Total amortization expense	$9,048	$10,350	$26,110	$25,215

Relex Acquisition

In the third quarter of 2009, we acquired all of the outstanding common stock of Relex Software Corporation, a U.S.-based privately-held company with approximately 50 employees, for $24.3 million in cash (net of cash acquired). Relex provided software and services used to analyze design and field data to assist in evaluating and improving product reliability and safety.

The acquisition was accounted for as a business combination. The purchase price allocation is preliminary, pending the final valuation of acquired assets and liabilities. The preliminary purchase price allocation resulted in goodwill of $12.9 million; intangible assets of $12.7 million (primarily customer-related intangibles and purchased software); and other net liabilities of $0.8 million. Substantially all of the goodwill and intangible assets acquired are deductible for income tax purposes. In addition, the purchase price allocation resulted in a charge of $0.3 million for in-process research and development related to a project under development for which technological feasibility had not yet been established at the acquisition date and for which there was no alternative future use. This development project is expected to be completed in the fourth quarter of 2009.

Relex’s results of operations have been included in our consolidated financial statements beginning June 4, 2009. Our results of operations prior to this acquisition, if presented on a pro forma basis, would not differ materially from our reported results.

CoCreate Acquisition

In the first quarter of 2008, we acquired all of the outstanding common stock of CoCreate Software GmbH, a provider of CAD and PLM solutions based in Sindelfingen, Germany, for $247.5 million (net of cash acquired). CoCreate’s results of operations have been included in our consolidated financial statements beginning December 1, 2007.

The unaudited financial information in the table below summarizes the combined results of operations of PTC and CoCreate, on a pro forma basis, as though the companies had been combined as of the beginning of the first quarter of 2008. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the first quarter of 2008. The pro forma financial information is based on PTC’s results of operations for the first nine months of 2008, including CoCreate’s results beginning December 1, 2007, combined with CoCreate’s stand-alone results of operations for the two months ended November 30, 2007. The pro forma financial information includes the amortization charges from acquired intangible assets, adjustments to interest income (expense) and the related tax effects.

Nine months ended June 28, 2008
(in millions, except per share data)
Revenue	$784.1
Operating income	$81.3
Net income	$43.7
Earnings per share—Basic	$0.38
Earnings per share—Diluted	$0.37

6. Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, in January 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 permits entities to elect to defer the effective date of SFAS 157 for one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We elected to defer the adoption of SFAS 157 with respect to those assets and liabilities permitted by FSP 157-2. We are currently evaluating the impact, if any, that the adoption of FSP 157-2 will have on our consolidated financial statements. On October 1, 2008, we adopted SFAS 157 and certain related FASB staff positions for our financial assets and liabilities. The adoption of SFAS 157 and related positions did not have a material impact on our consolidated financial statements.

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

•	Level 1: quoted prices (unadjusted) in active markets for identical assets or liabilities;

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

Our significant financial assets measured at fair value on a recurring basis were all measured using input type Level 1 and consisted of the following as of July 4, 2009:

July 4, 2009
(in thousands)
Financial assets
Cash equivalents (1)	$82,828
Forward contracts	344

$83,172

(1)	Money market funds.

7. Derivative Financial Instruments

Our foreign currency risk management strategy is principally designed to mitigate the future potential financial impact of changes in the value of transactions and balances denominated in foreign currency resulting from changes in foreign currency exchange rates. We enter into derivative transactions, specifically foreign currency forward contracts with maturities of less than three months, to manage our exposure to fluctuations in foreign exchange rates that arise primarily from our foreign currency-denominated receivables and payables.

Generally, we do not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized immediately in earnings. Because we enter into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Gains and losses on forward contracts and foreign denominated receivables and payables are included in other (expense) income, net. As of July 4, 2009, we had outstanding forward contracts with notional amounts equivalent to $116.7 million comprised of the following:

Currency Hedged	July 4, 2009
(in thousands)
Euro/U.S. Dollar	$55,613
British Pound/Euro	24,464
Indian Rupee/U.S. Dollar	18,222
Chinese Renminbi/U.S. Dollar	4,341
Japanese Yen/U.S. Dollar	4,153
All other	9,890

Total	$116,683

The accompanying consolidated balance sheet as of July 4, 2009 includes a net asset of $0.3 million related to the fair value of our forward contracts.

Net realized and unrealized gains and losses on forward contracts included in other (expense) income, net, excluding the underlying foreign currency exposure being hedged, were net losses of $4.4 million and $1.5 million for the third quarter and first nine months of 2009, respectively.

Net gains and losses on foreign currency exposures, including realized and unrealized gains and losses on forward contracts, included in other income (expense), net, were net losses of $1.0 million and $3.0 million for the third quarter and first nine months of 2009, respectively.

8. Recent Accounting Pronouncements

Accounting Standards Codification

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (the Codification), a replacement of SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles. The Codification is the official single source of authoritative U.S. generally accepted accounting principles (GAAP). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (SEC) guidance organized using the same topical structure in separate sections within the Codification. The Codification is effective for interim or annual periods ending after September 15, 2009. The Codification is not expected to change GAAP. The principal impact on our financial statements from the Codification adoption is limited to disclosures as all future references to authoritative accounting literature will be in accordance with the Codification.

Transfers of Financial Assets

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (SFAS 166). SFAS 166 eliminates the concept of a “qualifying special-purpose entity” from SFAS No. 140 and changes the requirements for derecognizing financial assets. We will adopt SFAS 166 in fiscal 2011 and are currently evaluating the impact, if any, that its adoption will have on our consolidated financial position, results of operations and cash flows.

Variable Interest Entities

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). SFAS 167 amends the evaluation criteria to identify the primary beneficiary of a variable interest entity provided by FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51. Additionally, SFAS 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. We will adopt SFAS 167 in fiscal 2011 and are currently evaluating the impact, if any, that its adoption will have on our consolidated financial position, results of operations and cash flows.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. We have evaluated subsequent events as defined by SFAS 165 through the date that the financial statements were issued on August 13, 2009.

Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued FASB Staff Position (FSP) 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP 132(R)-1). FSP 132(R)-1 requires additional disclosures for plan assets of defined benefit pension or other postretirement plans. The required disclosures include a description of our investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and the significant concentrations of risk within plan assets. FSP 132(R)-1 does not change the accounting treatment for postretirement benefit plans. The disclosures about plan assets required by FSP 132(R)-1 will be provided for fiscal years ending after December 15, 2009, our fiscal 2010.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (EITF 03-6-1). EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in EITF 03-6-1. We will be subject to EITF 03-6-1 beginning in fiscal 2010, which begins on October 1, 2009. We have not yet determined the impact, if any, of EITF 03-6-1 on our consolidated financial statements.

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

9. Segment Information

We operate within a single industry segment—computer software and related services. Operating segments as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is our executive officers. We have two operating and reportable segments: (1) Software Products, which includes license and related maintenance revenue (including new releases and technical support) for all our products except training-related products; and (2) Services, which includes consulting, implementation, training, computer-based training products, including maintenance thereon, and other support revenue. In our consolidated statements of operations, maintenance revenue is included in service revenue. We do not allocate sales, marketing or administrative expenses to our operating segments as these activities are managed on a consolidated basis.

	Three months ended		Nine months ended
Revenue and Operating Income Attributable to Our Operating Segments	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
	(in thousands)
Revenue:
Total Software Products segment revenue	$167,196	$207,907	$505,227	$582,983
Total Services segment revenue	58,963	63,841	186,615	187,800

Total revenue	$226,159	$271,748	$691,842	$770,783

Operating income: (1)(2)
Software Products segment	$95,475	$129,852	$287,938	$362,806
Services segment	5,431	4,531	12,168	14,063
Sales and marketing expenses	(79,297)	(79,306)	(235,404)	(229,667)
General and administrative expenses	(19,622)	(23,155)	(60,598)	(69,383)

Total operating income	$1,987	$31,922	$4,104	$77,819

(1)	The operating income reported for each operating segment does not represent the total operating results as it does not contain an allocation of sales, marketing, corporate and general and administrative expenses incurred in support of the operating segments.
(2)	For the third quarter and first nine months of 2009, we recorded combined charges for restructuring and in-process research and development of $6.9 million and $16.7 million, respectively. Of these combined charges, for the third quarter and first nine months of 2009, $0.3 million and $1.7 million, respectively, was included in the Software Products segment, $0.7 million and $2.4 million, respectively, was included in the Services segment, $5.5 million and $10.4 million, respectively, was included in sales and marketing expenses and $0.4 million and $2.2 million, respectively, was included in general and administrative expenses. For the third quarter and first nine months of 2008, we recorded combined charges for restructuring and in-process research and development of $3.8 million and $17.3 million, respectively. Of the combined charges, for the third quarter and first nine months of 2008, $0.2 million and $3.2 million, respectively, was included in the Software Products segment, $0.2 million and $2.8 million, respectively, was included in the Services segment, $0.5 million and $6.5 million, respectively, was included in sales and marketing expenses, and $2.9 million and $4.7 million, respectively, was included in general and administrative expenses.

	Three months ended		Nine months ended
Revenue by Geographic Region	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
	(in thousands)
Revenue:
North America (1)	$85,338	$90,044	$248,339	$262,733
Europe (2)(3)	91,642	111,791	280,882	319,614
Asia-Pacific (4)	49,179	69,913	162,621	188,436

Total revenue	$226,159	$271,748	$691,842	$770,783

(1)	Includes revenue in the United States totaling $81.9 million and $86.4 million for the three months ended July 4, 2009 and June 28, 2008, respectively, and $237.7 million and $251.3 million for the nine months ended July 4, 2009 and June 28, 2008, respectively.

(2)	Includes revenue in Germany totaling $28.7 million and $33.6 million for the three months ended July 4, 2009 and June 28, 2008, respectively, and $90.0 million and $98.3 million for the nine months ended July 4, 2009 and June 28, 2008, respectively.
(3)	Includes revenue in France totaling $24.6 million and $22.3 million for the three months ended July 4, 2009 and June 28, 2008, respectively, and $70.3 million and $67.6 million for the nine months ended July 4, 2009 and June 28, 2008, respectively.
(4)	Includes revenue in Japan totaling $24.5 million and $35.7 million for the three months ended July 4, 2009 and June 28, 2008, respectively, and $80.8 million and $90.7 million for the nine months ended July 4, 2009 and June 28, 2008, respectively.

10. Income Taxes

In the third quarter of 2009, our effective tax rate was a benefit of 153% on pre-tax income of $1.5 million, compared to a provision of 42% in the third quarter of 2008 on pre-tax income of $24.8 million. In the first nine months of 2009, our effective tax rate was a benefit of 582% on pre-tax income of $2.3 million, compared to a provision of 40% in the first nine months of 2008 on pre-tax income of $72.0 million. Our unusual effective tax rates for the 2009 periods reflect the disproportionate impact of discrete items on the near break-even profit before income taxes as well as foreign taxes at a net effective tax rate lower than the U.S. rate. In the third quarter and first nine months of 2009, our effective tax rate differed from the 35% statutory federal income tax rate due primarily to a $7.6 million one-time benefit recorded in the second quarter of 2009 in connection with litigation in a foreign jurisdiction, foreign taxes at a net effective tax rate lower than the U.S. rate and a $1.2 million tax benefit related to research and development (R&D) tax credits triggered by a retroactive extension of the R&D tax credit enacted during the first quarter of 2009. In the third quarter and first nine months of 2008, our effective tax rate was higher than the statutory federal income tax rate due primarily to the impact of losses in a foreign jurisdiction for which we did not record a tax benefit due to the uncertainty of whether we would be able to realize the benefit of such losses. We made net income tax payments of $34.8 million and $27.8 million in the first nine months of 2009 and 2008, respectively.

As of July 4, 2009 and September 30, 2008, we had unrecognized tax benefits of $21.1 million ($19.8 million net of tax benefits from non-U.S. jurisdictions) and $26.3 million ($21.9 million net of tax benefits from non-U.S. jurisdictions), respectively. In the nine months ended July 4, 2009, we recorded a net decrease of $5.2 million to our unrecognized tax benefits. If all of our unrecognized tax benefits as of July 4, 2009 were to become recognizable, $17.6 million of such amounts would affect the effective tax rate. Once SFAS 141(R) becomes effective for us in the first quarter of 2010, all of the unrecognized tax benefits will affect the effective tax rate.

Our policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of our income tax provision. In the third quarters of 2009 and 2008, we included $0.2 million and $0.1 million of interest expense and no tax penalty expense in our income tax provision. In the first nine months of 2009 and 2008, we included $0.3 million and $0.1 million of interest expense and no tax penalty expense in our income tax provision. As of July 4, 2009 and September 30, 2008, we had accrued $1.0 million and $0.8 million, respectively, of estimated interest expense. We had no accrued tax penalties as of either July 4, 2009 or September 30, 2008. Changes in our unrecognized tax benefits in the nine months ended July 4, 2009 were as follows:

(in thousands)
Balance as of October 1, 2008	$26,320
Tax positions related to current year	2,035
Tax positions related to prior years	(6,345)
Settlements	(878)

Balance as of July 4, 2009	$21,132

Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates. We anticipate the settlement of certain tax audits may be finalized within the next twelve months and could result in a decrease in our unrecognized tax benefits of up to $4.4 million.

In the normal course of business, PTC and its subsidiaries are examined by various taxing authorities. As of July 4, 2009, we remained subject to examination in the following major tax jurisdictions for the tax years indicated:

Major Tax Jurisdiction	Open Years
United States	2003 and 2008
Germany	2004 through 2008
France	2004 through 2008
Japan	2005 through 2008
Ireland	2003 through 2008

In the third quarter of 2009, we closed the Internal Revenue Service examination of PTC’s U.S. federal tax years 2005 through 2007. The completion of the examination resulted in a decrease of $9.4 million to the tax reserve and a net benefit of $0.8 million to the third quarter tax provision.

In November 2008, we completed a realignment of our European business which, in part, included a one-time taxable gain in the U.S. We expect this one-time taxable gain will result in the utilization of a significant amount of our U.S. federal net operating loss carryforwards, as well as enable us to recognize current year and previously reserved tax credits. Pursuant to SFAS No. 109, Accounting for Income Taxes, the resulting tax impact of this one-time gain must be deferred over the useful life of the property being transferred. As of July 4, 2009, the accompanying consolidated balance sheet included $7 million in current deferred tax assets and tax-related deferred charges and $35 million in long-term deferred tax assets and tax-related deferred charges related to this deferral. We expect this realignment to favorably impact our effective tax rate. This realignment had no impact on our consolidated income before income taxes.

In conjunction with filing our U.S. federal income tax return for fiscal 2008, and certain elections made on that return which were made in support of the European realignment but were previously not considered, we utilized net operating loss carryforwards that included deductions for stock-based compensation expense. Pursuant to SFAS 123(R), the benefit for these expenses is credited to additional paid-in capital when realized. As a result, we recorded a credit to additional paid-in capital of $14.1 million during the third quarter of 2009.

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

On November 28, 2007, in connection with our acquisition of CoCreate, we borrowed $220 million under the credit facility in two tranches: $36 million that accrued interest at the Eurodollar-based borrowing rate, and an alternate currency loan of 124.6 million Euros, equivalent to $184 million at the borrowing date. The $36 million loan was repaid in full in the first six months of 2008. In addition, to date we have repaid 85.0 million Euros of the alternate currency loan, including 23.3 million Euros in the first nine months of 2009. As of July 4, 2009, we had 39.6 million Euros outstanding under the revolving credit facility, which was equivalent to $55.3 million on that date. The current loan accrues interest at 2.0% per year and matures on August 27, 2009. Upon the due date, and subsequent due dates, we may either repay the amount outstanding or roll over the amount outstanding with new short term loans at the then current interest rates described above.

The credit facility limits our and our subsidiaries’ ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends and make other distributions; make investments and enter into joint ventures; dispose of assets; and engage in transactions with affiliates, except on an arms-length basis. Under the credit facility, we and our material domestic subsidiaries may not invest cash or property in, or loan cash to, our foreign subsidiaries in aggregate amounts exceeding $25 million for any purpose and an additional $50 million for acquisitions of businesses. In addition, under the credit facility, PTC must maintain a defined leverage ratio not to exceed 2.50 to 1.00 and a defined fixed-charge ratio of not less than 1.25 to 1.00. Any failure to comply with the financial or operating covenants of the credit facility would not only prevent us from being able to borrow additional funds, but would also constitute a default, resulting in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. A change in control of PTC (as defined in the credit facility) also constitutes an event of default, permitting the lenders to accelerate the required payments of all amounts due and to terminate the credit facility. We were in compliance with all financial and operating covenants of the credit facility as of July 4, 2009.

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

On January 7, 2009, GECL also filed an action in Tokyo District Court in Japan against PTC’s Japanese subsidiary, PTC Japan K.K. The lawsuit arises from the same underlying transactions as the Massachusetts lawsuit and seeks damages of 5,808,384,889 Yen (approximately $60 million as of July 4, 2009) plus interest of 5% per year on such amount since April 27, 2007 and costs of the lawsuit. The Tokyo District Court recently granted GECL’s request to consolidate this newly filed action with GECL’s pending action, filed in Tokyo District Court in August 2007, against Toshiba and other parties to the transactions.

We dispute GECL’s claims and intend to contest them vigorously. As of July 4, 2009 and September 30, 2008, revenue of 4,658,162,417 Yen ($48.5 million and $43.8 million, respectively), that was previously recorded for the transactions at issue has been deferred and recorded as customer advances in our consolidated balance sheets. That liability will remain recorded until the rights and obligations of the several companies connected with the Toshiba transactions are resolved. The change in customer advances at July 4, 2009 from September 30, 2008 is due to foreign currency translation adjustments. To the extent that matters are resolved in our favor, we will reduce customer advances and record revenue or other income at that time. We have not accrued any other liability for this matter as of July 4, 2009.

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

In our customer contracts, we typically warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products for a specified period of time (generally 90 to 180 days). Additionally, we generally warrant that our consulting services will be performed consistent with generally accepted industry standards. In most cases, liability for these warranties is capped. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history; however, we have never incurred significant cost under our product or services warranties. As a result, we believe the estimated fair value of these agreements is immaterial.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q about our anticipated financial results and profitability, the development of our products and markets, and adoption of our solutions are forward-looking statements that are subject to the inherent uncertainties in predicting future results and conditions. Risks and uncertainties that could cause actual results to differ materially from those projected include the following: our customers may continue to decrease, delay or forego investments in our solutions in this weakened global economic climate; customers may delay, or become unable to pay, payments due to us in this weakened global economic climate; our efforts to reduce our operating costs may not become effective as quickly as we expect, thereby impacting our profitability, and such reductions could harm our business by decreasing our investments in necessary or strategic initiatives; our cost reduction initiatives may delay our ability to take advantage of business opportunities when the economy recovers; our ability to successfully differentiate our products and services from those of our competitors and otherwise compete could be adversely affected by the relatively larger size and greater resources of several of the companies with which we compete; as well as other risks and uncertainties referenced in Part II, Item 1A. “Risk Factors” of this report.

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

Our PLM software solutions provide our customers with an integrated product development system that enables them to create digital product content, collaborate internally and externally, control content and automate processes, configure products and content, and communicate product information to people and systems across the extended enterprise and design chain.

Executive Overview

The most significant challenge we faced in the third quarter and first nine months of 2009 was the current global economic environment, which has weakened considerably since 2008. While we have seen recent signs that cause us to believe the economy is beginning to stabilize, we expect that the economic environment will continue to impact us at least for the near term and that our customers (including those of our resellers) may continue delaying purchase decisions or reducing the size of their purchases. Another significant factor impacting our 2009 results was the decline in the value of certain non-U.S. currencies in which we transact business, particularly the Euro, relative to the U.S. dollar, which adversely affected, and may continue to adversely affect, our reported results as amounts earned in these currencies are translated into dollars for reporting purposes.

We recorded $226 million and $692 million of total revenue in the third quarter and first nine months of 2009, respectively, compared to $272 million and $771 million in the year-ago periods. This reflects a decrease in license revenue of 38% in both the third quarter and first nine months of 2009 (a decrease of $30 million and $87 million, respectively).

We view the decline in license revenue as particularly significant and, accordingly, have reduced our revenue expectations for the year. We expect license revenues for the remainder of 2009 will continue to be below 2008 levels. The declines in license sales have recently begun to have a negative impact on our consulting and training services sales and maintenance sales, and may continue to negatively impact such revenue for the remainder of 2009 and beyond.

Primarily as a result of revenue declines, our operating income declined by $30 million and $74 million in the third quarter and first nine months of 2009, respectively. Net income declined by $11 million and $28 million in the third quarter and first nine months of 2009, respectively, primarily due to lower operating income, partially offset by a decrease in our income tax provision of $13 million and $42 million over the same periods.

As a result of our lowered revenue expectations for 2009, we took actions in the second and third quarters of 2009 that reduced or contained our operating costs, including:

•	implementing a hiring freeze other than for selected positions that support our key strategic initiatives;

•	eliminating annual merit pay increases for our employees;

•	reducing travel and marketing related expenses; and

•	reducing our workforce.

We recorded $16 million of restructuring charges in the first nine months of 2009, primarily related to reducing our workforce by approximately 5%. We expect that additional workforce reductions, and potential associated facility consolidations, will result in total combined restructuring charges in the fourth quarter of 2009 of approximately $10 million.

While we remain focused on containing costs, we intend to continue to make strategic investments we believe are critical to gaining market share and improving operating profitability over the longer term. Such investments include:

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

Results of Operations

Explanatory Note about a Change in Our Revenue Reporting

In the first quarter of 2009, we began classifying revenue from sales of our computer-based training products as license and maintenance revenue to better align our reporting with how these training products are sold to customers. Prior to that, computer-based training product revenue, and maintenance thereon, was classified as consulting and training service revenue and included in total service revenue. Revenue for the first nine months of 2008 has been reclassified to conform to the current classification and the discussion below gives effect to this change.

Impact of Foreign Currency Exchange on Results of Operations

Approximately two-thirds of our revenue and half of our expenses are transacted in currencies other than the U.S. dollar. Because we report our results of operations in U.S. dollars, currency translation affects our reported results. On a year-over-year comparative basis, our revenues for the third quarter and first nine months of 2009 were unfavorably impacted as a result of changes in currency exchange rates, primarily the Euro. Conversely, our expenses were lower as a result of changes in these rates. If actual reported results for the third quarter and first nine months of 2009 had been converted into U.S. dollars based on the corresponding prior year’s foreign currency exchange rates, revenue would have been higher by approximately $15.4 million and $32.0 million, respectively, and expenses would have been higher by approximately $14.7 million and $33.7 million, respectively. The net impact on year-over-year results for the third quarter and first nine months of 2009 would have been an increase in operating income of $0.7 million and a decrease of $1.7 million, respectively. The results of operations, revenue by category, and revenue by geographic region in the tables that follow present both actual percentage changes year over year and percentage changes year over year on a constant currency basis.

Summary of Results of Operations

	Three months ended		Percent Change		Nine months ended		Percent Change
	July 4, 2009	June 28, 2008	Actual	Constant Currency	July 4, 2009	June 28, 2008	Actual	Constant Currency
	(Dollar amounts in millions)
Total revenue	$226.2	$271.7	(17)%	(11)%	$691.8	$770.8	(10)%	(6)%
Total costs and expenses	224.2	239.8	(7)%	—%	687.7	693.0	(1)%	4%

Operating income	2.0	31.9	(94)%	(92)%	4.1	77.8	(95)%	(97)%
Other income (expense), net	(0.5)	(7.1)			(1.8)	(5.8)

Income before income taxes	1.5	24.8			2.3	72.0
Provision for (benefit from) income taxes	(2.3)	10.3			(13.3)	28.8

Net income	$3.8	$14.5			$15.6	$43.2

Revenue in the third quarter and first nine months of 2009 compared to the third quarter and first nine months of 2008 decreased primarily due to:

•	a decrease in license revenue; and

•	the unfavorable impact of foreign currency exchange rate movements on revenue described above.

These revenue decreases were partially offset by revenue from the CoCreate business (acquired on November 30, 2007), which was higher by $8.2 million for the first nine months of 2009 compared to the first nine months of 2008 (which included only seven months of CoCreate revenue).

Costs and expenses in the third quarter and first nine months of 2009 were lower due to:

•	actions taken in the second and third quarters to reduce our expenses described above in “Executive Overview”; and

•	the favorable impact of foreign currency exchange rate movements on costs and expenses described above.

These decreases in costs and expenses were partially offset by:

•	two additional months of costs from the CoCreate business for the first nine months of 2009; and

•	restructuring charges of $6.6 million and $16.4 million recorded in the third quarter and first nine months of 2009, respectively.

Details of Results of Operations

We discuss our results of operations for the third quarters and first nine months of 2009 and 2008 in detail below. Our results of operations include the results of operations of companies we acquired beginning on their respective acquisition dates.

Revenue

Our revenue consists of software license revenue and service revenue, which includes software maintenance revenue (providing our customers software updates and technical support) as well as consulting and training revenue (including implementation services).

In connection with our reclassification of computer-based training product revenue in 2009, for the third quarter and first nine months of 2008, we reclassified $2.4 million and $11.1 million, respectively, to license revenue and $1.0 million and $2.7 million, respectively, to maintenance revenue from consulting and training service revenue, to conform to the current classification. The table and discussion below gives effect to this reclassification. The amount of computer-based training product revenue varies from quarter to quarter and, for the first nine months of 2009, was below the amount of such revenue recorded in the first nine months of 2008.

Revenue by Category	Three months ended		Percent Change		Nine months ended		Percent Change
	July 4, 2009	June 28, 2008	Actual	Constant Currency	July 4, 2009	June 28, 2008	Actual	Constant Currency
	(Dollar amounts in millions)
License revenue	$49.5	$79.9	(38)%	(35)%	$142.0	$228.8	(38)%	(35)%
Service revenue:
Maintenance revenue	121.8	131.2	(7)%	—%	375.2	368.0	2%	6%
Consulting and training service revenue	54.9	60.6	(9)%	(2)%	174.6	174.0	—%	7%

Total service revenue	176.7	191.8	(8)%	(1)%	549.8	542.0	1%	6%

Total revenue	$226.2	$271.7	(17)%	(11)%	$691.8	$770.8	(10)%	(6)%

Revenue by Category as a Percentage of Total Revenue	Percentage of Total Revenue
	Three months ended		Nine months ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
License revenue	22%	30%	21%	29%
Maintenance revenue	54	48	54	48
Consulting and training service revenue	24	22	25	23

	100%	100%	100%	100%

Revenue results for the third quarter and first nine months of 2009 reflect weak license sales as customers reduced the amount of their purchases and delayed purchasing decisions in the current adverse economic environment. Additionally, revenue in the first nine months of 2009, compared to the year-ago period, was negatively impacted by unfavorable foreign currency exchange rates in most foreign currencies in which we do business. While our maintenance and services businesses performed well in the first half of 2009, declines in license revenue have begun to have a negative impact on our maintenance and service businesses. Revenue for the first nine months of 2009 included higher revenue of $8.2 million from the sale of CoCreate products, primarily because the first nine months of 2008 included only seven months of CoCreate revenue. CoCreate revenues are concentrated in Europe and Japan.

License Revenue

License revenue in the third quarter and first nine months of 2009 decreased year over year in every region and across most of our major product families. License revenue was also unfavorably impacted in the third quarter and first nine months of 2009 by approximately $2.3 million and $5.8 million, respectively, due to unfavorable foreign currency exchange rate movements.

Maintenance Revenue

Maintenance revenue in the first nine months of 2009 includes $11.8 million more CoCreate maintenance revenue than the first nine months of 2008 due to the fact that 2008 results included only seven months of CoCreate revenue. Maintenance revenue in the third quarter and first nine months of 2009 was unfavorably impacted by $8.9 million and $15.3 million, respectively, as a result of foreign currency exchange rate movements.

The total number of active maintenance-paying seats increased slightly as of the end of the third quarter of 2009 compared to the third quarter of 2008 and the second quarter of 2009, after a modest sequential decline in active maintenance paying seats in the second quarter of 2009 compared to the first quarter of 2009. Declines in license seats sold have begun to have an adverse effect on maintenance revenue and may have an adverse effect on future maintenance revenue.

Consulting and Training Service Revenue

Due to the significant decline in license revenue, our consulting and training service revenue (which has a lower gross profit margin than license and maintenance revenues) has accounted for a larger percentage of our total revenues. The decrease in consulting and training service revenue in the third quarter of 2009 compared to the third quarter of 2008 was primarily the result of foreign currency exchange rate movements, which impacted revenue unfavorably by $4.3 million, and recent declines in license revenue.

Consulting Services Revenue. Year over year, consulting services revenue was down 6% in the third quarter and up 2% in the first nine months of 2009. Consulting services revenue in the third quarter reflects a 28% decrease in Asia-Pacific offset by a 5% increase in Europe. The increase in consulting services revenue for the first nine months of 2009 reflects growth in North America and Europe partially offset by a decrease in Asia-Pacific.

Training Service Revenue. Year over year, training revenue, which typically represents about 15% of our total consulting and training services revenue, declined 26% and 9% in the third quarter and first nine months of 2009, respectively.

One of our strategic initiatives is to continue to expand our services ecosystem by adding strategic services partners who can focus on smaller engagements, enabling us to focus on larger engagements. We expect this strategy to result in a concentration of our services engagements among a smaller number of customers.

Although we have pending service engagements that we expect to perform, recent and continuing declines in new licenses sold, particularly Windchill licenses, have had, and will likely continue to have, an adverse effect on future services revenue.

Revenue by Geographic Region

	Three months ended		Percent Change		Nine months ended		Percent Change
	July 4, 2009	June 28, 2008	Actual	Constant Currency	July 4, 2009	June 28, 2008	Actual	Constant Currency
	(Dollar amounts in millions)
Revenue by region:
North America	$85.3	$90.0	(5)%	(5)%	$248.3	$262.7	(5)%	(5)%
Europe	$91.6	$111.8	(18)%	(3)%	$280.9	$319.6	(12)%	1%
Asia-Pacific	$49.2	$69.9	(30)%	(31)%	$162.6	$188.4	(14)%	(18)%
Revenue by region as a % of total revenue:
North America	38%	33%			36%	34%
Europe	40%	41%			41%	42%
Asia-Pacific	22%	26%			23%	24%

North America. The decrease in revenue in North America in the third quarter and first nine months of 2009 compared to the third quarter and first nine months of 2008 was primarily due to decreases in license revenue of $3.9 million and $18.7 million, respectively, partially offset by an increase in maintenance revenue of $4.4 million in the first nine months of 2009.

Europe. Revenue in Europe in the first nine months of 2009 reflects a $35.0 million decline in license revenue and a $6.8 million decline in maintenance revenue, partially offset by an increase of $3.1 million in consulting and training services revenue. Revenue from CoCreate products in Europe was higher by $3.2 million for the first nine months of 2009 compared to the first nine months of 2008 due to the fact that 2008 results included only seven months of CoCreate revenue.

European revenue in the third quarter and first nine months of 2009 was unfavorably impacted by foreign currency exchange rate movements, particularly with respect to the Euro. At foreign currency exchange rates consistent with the comparable year-ago periods, revenue in the third quarter and first nine months of 2009 would have been higher by $16.3 million and $40.3 million, respectively. Excluding the impact of currency movements, revenue in the third quarter of 2009 reflects an $8.0 million decline in license revenue, partially offset by a $3.9 million increase in consulting and training services revenue.

Asia-Pacific. Revenue in Asia-Pacific for the third quarter of 2009 reflects year-over-year declines of 32% in Japan and 28% in the Pacific Rim. The decline in Japan, which comprised 50% of total Asia-Pacific revenue in the third quarter of 2009, was primarily due to a $10.3 million decrease in license revenue. The decline in revenue in the Pacific Rim was primarily due to a decrease in license revenue of $5.9 million and a decrease in consulting and training service revenue of $3.6 million. Revenue in Asia-Pacific for the first nine months of 2009 reflects year-over-year declines of 11% in Japan and 16% in the Pacific Rim. The decline in Japan, which comprised 50% of total Asia-Pacific revenue in the first nine months of 2009, was primarily due to an $18.5 million decrease in license revenue partially offset by:

•	an $8.1 million increase in maintenance revenue;

•	favorable changes in the Yen exchange rate relative to the U.S. dollar (an impact of $9.0 million); and

•	an increase in revenue from CoCreate products of $3.0 million.

The decrease in revenue in the Pacific Rim in the first nine months of 2009 was primarily attributable to a $14.4 million decrease in license revenue and a decrease in consulting and training service revenue of $2.8 million.

Revenue from Individual Customers

We enter into customer contracts that may result in revenue being recognized over multiple reporting periods. Accordingly, revenue recognized in a current quarter may be attributable to contracts entered into during the current period or in prior periods. License and/or consulting and training service revenue of $1 million or more recognized from individual customers in the third quarters of 2009 and 2008 was $27.8 million (attributable to nine customers) and $35.5 million (attributable to thirteen customers), respectively; for the first nine months of 2009 and 2008, such revenue was $76.7 million and $105.1 million, respectively. This revenue represented 27% and 25% of total license and consulting and training service revenue in the third quarters of 2009 and 2008, respectively, and 24% and 26% for the first nine months of 2009 and 2008, respectively. The declines in revenue with respect to such transactions were primarily declines in license revenue. We attribute the decline in the number of such large transactions and the decline in license revenue to the unfavorable macroeconomic environment.

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

	Three months ended			Nine months ended
	July 4, 2009	June 28, 2008	Percent Change	July 4, 2009	June 28, 2008	Percent Change
	(Dollar amounts in millions)
Revenue	$56.9	$70.3	(19)%	$178.4	$196.5	(9)%
Percentage of Total Revenue	25%	26%		26%	25%

The decline in the third quarter reflects decreases in all major geographic regions except for North America. The first nine months of 2009 includes two additional months of CoCreate revenue compared to the year-ago period. Excluding CoCreate revenue, our channel revenue in the first nine months of 2009 was down 13% year over year. We expect our channel revenue to comprise a growing percentage of our total revenue as we continue to focus on expanding our use of resellers.

Costs and Expenses

	Three months ended				Nine months ended
	July 4, 2009	June 28, 2008	Percent Change		July 4, 2009	June 28, 2008	Percent Change
	(Dollar amounts in millions)
Costs and expenses:
Cost of license revenue	$7.6	$9.0	(15)%		$22.2	$20.6	8%
Cost of service revenue	66.2	76.6	(14)%		214.2	221.4	(3)%
Sales and marketing	73.8	78.7	(6)%		225.0	223.1	1%
Research and development	46.6	47.4	(2)%		139.7	134.7	4%
General and administrative	19.3	20.3	(5)%		58.4	64.7	(10)%
Amortization of acquired intangible assets	3.8	4.0	(5)%		11.5	11.2	2%
Restructuring charges	6.6	3.8	74%		16.4	15.4	7%
In-process research and development	0.3	—			0.3	1.9	(84)%

Total costs and expenses	$224.2	$239.8	(7	)%(1)	$687.7	$693.0	(1	)%(1)

(1)	On a consistent foreign currency basis, compared to the year-ago period, total costs and expenses for the third quarter of 2009 would have been higher by approximately $14.7 million (essentially flat with the third quarter of 2008) and for the first nine months of 2009 would have been higher by approximately $33.7 million (an increase of 4% over the first nine months of 2008).

Costs and expenses in the third quarter and first nine months of 2009 decreased primarily as a result of foreign currency exchange rate movements. The decreases were partially offset by increased expenses associated with increases in headcount, resulting primarily from investments in product development and services resources and the acquisition of Relex in the third quarter of 2009. Headcount was 5,216 at July 4, 2009, compared to 5,159 at April 4, 2009 (the end of the second quarter of 2009) and 4,892 at June 28, 2008. This increase in headcount was offset by the effects of our cost reduction and containment measures undertaken in the second and third quarters of 2009 (described in “Executive Overview” above). Further, our costs and expenses include lower incentive and stock-based compensation expenses (lower by $1.5 million and $9.3 million for the third quarter and first nine months of 2009, respectively, compared to the year-ago periods) due to our expectation that the full amounts under our performance-based plans, other than the second half executive incentive plan, will not be earned.

Cost of License Revenue

	Three months ended			Nine months ended
	July 4, 2009	June 28, 2008	Percent Change	July 4, 2009	June 28, 2008	Percent Change
	(Dollar amounts in millions)
Cost of license revenue	$7.6	$9.0	(15)%	$22.2	$20.6	8%
% of total revenue	3%	3%		3%	3%
% of total license revenue	15%	11%		16%	9%

Our cost of license revenue consists of fixed and variable costs associated with reproducing and distributing software and documentation as well as royalties paid to third parties for technology embedded in or licensed with our software products and amortization costs associated with acquired products. Year over year, cost of license revenue as a percentage of license revenue was higher in the third quarter and first nine months of 2009 due primarily to fixed costs that did not decrease with license revenue declines in 2009 compared to 2008. Cost of license revenue as a percent of license revenue can vary depending on product mix sold and the effect of fixed and variable royalties and the level of amortization of acquired software intangible assets.

Cost of Service Revenue

	Three months ended			Nine months ended
	July 4, 2009	June 28, 2008	Percent Change	July 4, 2009	June 28, 2008	Percent Change
	(Dollar amounts in millions)
Cost of service revenue	$66.2	$76.6	(14)%	$214.2	$221.4	(3)%
% of total revenue	29%	28%		31%	29%
% of total service revenue	37%	40%		39%	41%
Service headcount at end of period	1,419	1,390	2%	1,419	1,390	2%

Our cost of service revenue includes costs associated with instructor-led training, customer support and consulting personnel, such as salaries and related costs, third-party subcontractor fees, costs associated with the release of maintenance updates (including related royalty costs), and facility costs. Service margins can vary based on the product mix sold in the period. Total compensation (including salaries, commissions, bonuses, and stock-based compensation), benefits and travel costs were 3%, or $1.4 million, lower in the third quarter of 2009 compared to the third quarter of 2008 and 2%, or $3.0 million, higher in the first nine months of 2009 compared to the first nine months of 2008. These costs decreased in the third quarter of 2009 despite an increase in the related headcount primarily because of globalization initiatives that have increased headcount in lower cost geographic regions, particularly China and India. The net increase in compensation, benefits and travel costs in the first nine months of 2009 reflects an increase in salaries and benefits, partially offset by a decrease in stock-based compensation of $1.3 million. The cost of third-party consulting services was $3.8 million lower in the third quarter of 2009 compared to the third quarter of 2008 due to decreases in consulting and training services.

Sales and Marketing

	Three months ended			Nine months ended
	July 4, 2009	June 28, 2008	Percent Change	July 4, 2009	June 28, 2008	Percent Change
	(Dollar amounts in millions)
Sales and marketing	$73.8	$78.7	(6)%	$225.0	$223.1	1%
% of total revenue	33%	29%		33%	29%
Sales and marketing headcount at end of period	1,324	1,333	(1)%	1,324	1,333	(1)%

Our sales and marketing expenses primarily include compensation and benefits, advertising and marketing programs, travel and facility costs. Our compensation and benefit costs and travel expenses were lower by an aggregate of $4.9 million and $5.4 million in the third quarter and first nine months of 2009, respectively, compared to the third quarter and first nine months of 2008, due in part to lower commissions as a result of lower comparable revenue. Compared to the prior year periods, commission expense was lower by $1.2 million and $7.7 million in the third quarter and first nine months of 2009, respectively. In addition, compared to the third quarter of 2008, costs related to the annual sales incentive meeting were lower by $1.9 million as a result of our decision to cancel the fiscal 2009 meeting and salary costs and related benefits were lower by $2.0 million in the third quarter of 2009 as a result of headcount reductions made in the second and third quarters of 2009. Salary costs and related benefits were higher by $4.1 million in the first nine months of 2009 due to headcount increases to above 2008 levels before our workforce reductions.

Research and Development

	Three months ended			Nine months ended
	July 4, 2009	June 28, 2008	Percent Change	July 4, 2009	June 28, 2008	Percent Change
	(Dollar amounts in millions)
Research and development	$46.6	$47.4	(2)%	$139.7	$134.7	4%
% of total revenue	21%	17%		20%	17%
Research and development headcount at end of period	1,942	1,660	17%	1,942	1,660	17%

Our research and development expenses consist principally of compensation and benefits, costs of computer equipment and facility expenses. Research and development activities include developing new releases of our software products to make them work in a more integrated fashion and to enhance functionality. Total compensation, benefits and travel costs were lower in the third quarter and first nine months of 2009 by $1.8 million and $0.5 million, respectively, compared to 2008 periods. The third quarter and first nine months of 2009 reflect decreases of $1.5 million and $4.4 million, respectively, in total performance-based cash incentive plan expense and stock-based compensation due to expected lower than targeted achievement under our performance-based plans. The decrease in incentive-based compensation expense in the first nine months of 2009 was offset by an increase in salaries and benefits of $3.5 million as a result of higher research and development headcount.

General and Administrative

	Three months ended			Nine months ended
	July 4, 2009	June 28, 2008	Percent Change	July 4, 2009	June 28, 2008	Percent Change
	(Dollar amounts in millions)
General and administrative	$19.3	$20.3	(5)%	$58.4	$64.7	(10)%
% of total revenue	9%	7%		8%	8%
General and administrative headcount at end of period	519	497	4%	519	497	4%

Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources, legal and administrative functions, as well as bad debt expense. Total compensation, benefits and travel costs were lower in the third quarter and first nine months of 2009 compared to the third quarter and first nine months of 2008 by an aggregate of $0.7 million and $2.7 million, respectively. The first nine months of 2009 reflect a decrease in performance-based cash incentive plan expense of $1.1 million and lower stock-based compensation of $1.2 million due to expected lower than targeted achievement under our performance-based plans. General and administrative expenses also include costs associated with outside professional services, including accounting and legal fees. These costs were $2.4 million lower in the first nine months of 2009 primarily because the first nine months of 2008 included approximately $3.2 million of costs for outside professional services incurred in connection with an Audit Committee investigation and restatement of prior period financial statements completed in the first quarter of 2008.

Amortization of Acquired Intangible Assets

The aggregate amortization expense for intangible assets with finite lives recorded for the third quarters and first nine months of 2009 and 2008 was classified in our consolidated statements of operations as follows:

	Three months ended		Nine months ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
	(in thousands)
Amortization of acquired intangible assets	$3,827	$4,044	$11,510	$11,252
Cost of license revenue	5,221	6,289	14,592	13,912
Cost of service revenue	—	17	8	51

Total amortization expense	$9,048	$10,350	$26,110	$25,215

In-process Research and Development

In the third quarter of 2009, we recorded $0.3 million of in-process research and development costs associated with our acquisition of Relex. In the first nine months of 2008, we recorded $1.9 million of in-process research and development costs associated with our acquisitions of CoCreate and Digital Human Inc., both of which were completed in the first quarter of 2008. These costs are related to research and development projects in process for which technological feasibility had not yet been established at the respective acquisition date and for which there was no alternative future use.

Restructuring Charges

Given the challenging macroeconomic environment and lower revenue, we implemented workforce reductions and facility consolidations beginning in the second quarter of 2009. As a result, in the second and third quarters of 2009, we recorded restructuring charges of $9.8 million and $6.6 million, respectively. The restructuring charges in the third quarter included $6.4 million for severance and related costs associated with 34 employees notified of termination during the third quarter of 2009 and $0.2 million of charges related to excess facilities. The restructuring charges in the second quarter included $9.7 million for severance and related costs associated with 204 employees notified of termination during the second quarter of 2009 and $0.1 million of charges related to excess facilities.

We expect to incur additional restructuring charges of approximately $10 million in the fourth quarter of 2009 related to these initiatives.

As part of our continuing efforts to increase profitability, in 2008 we relocated certain business functions to locations, including China, where we are seeking to enhance our business presence and where labor costs are lower. Primarily as a result of this initiative, in the third quarter and first nine months of 2008, we recorded restructuring charges of $3.8 million and $15.4 million, respectively. The third quarter restructuring charge included a $3.2 million charge for severance and related costs associated with 53 employees notified of termination during the quarter and a $0.2 million charge related to excess facilities. In addition, we recorded $0.4 million for costs incurred in connection with our integration of CoCreate, which we acquired in the first quarter of 2008. The restructuring charge recorded in the first nine months of 2008 also included a restructuring charge of $9.7 million and $1.9 million recorded in the first and second quarters of 2008, respectively. The charge recorded in the first quarter of 2008 included a $3.3 million charge for severance and related costs associated with 62 employees notified of termination during the quarter and a $6.4 million charge related to excess facilities. The charge for excess facilities was primarily related to gross lease commitments in excess of estimated sublease income for excess facilities in the U.S. and the U.K. The charge recorded in the second quarter of 2008 included a $0.6 million charge for severance and related costs associated with 19 employees notified of termination during the quarter and a $0.7 million charge related to excess facilities. In addition, we recorded $0.6 million for costs incurred in connection with our integration of CoCreate.

Interest and Other Income (Expense), net

	Three months ended		Nine months ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
	(in millions)
Interest income	$0.9	$2.3	$3.7	$7.4
Interest expense	(0.4)	(2.3)	(2.3)	(6.2)
Other income (expense), net	(1.0)	(7.1)	(3.2)	(7.1)

Total interest and other income (expense), net	$(0.5)	$(7.1)	$(1.8)	$(5.9)

Interest and other income (expense), net includes interest income, interest expense, costs of hedging contracts, certain realized and unrealized foreign currency transaction gains or losses and exchange gains or losses resulting from the required period-end currency remeasurement of the financial statements of our subsidiaries that use the U.S. dollar as their functional currency. A large portion of our revenue and expenses is transacted in foreign currencies. To reduce our exposure to fluctuations in foreign exchange rates, we engage in hedging transactions involving the use of foreign currency forward contracts, primarily in the Euro, the British Pound and the Japanese Yen. The decrease in interest expense in the third quarter and first nine months of 2009 is due to lower borrowings outstanding under our revolving credit facility as well as lower interest rates. The decrease in other income (expense), net in the third quarter and first nine months of 2008 is due primarily to a $6.2 million non-cash loss described below, offset by a one-time benefit of $1.3 million related to a legal settlement recorded in the second quarter of 2008.

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

Income Taxes

In the third quarter of 2009, our effective tax rate was a benefit of 153% on pre-tax income of $1.5 million, compared to a provision of 42% in the third quarter of 2008 on pre-tax income of $24.8 million. In the first nine months of 2009, our effective tax rate was a benefit of 582% on pre-tax income of $2.3 million, compared to a provision of 40% in the first nine months of 2008 on pre-tax income of $72.0 million. Our unusual effective tax rates for the 2009 periods reflect the disproportionate impact of discrete items on the near break-even profit before income taxes as well as foreign taxes at a net effective tax rate lower than the U.S. rate.

In the third quarter and first nine months of 2009, our effective tax rate differed from the 35% statutory federal income tax rate due primarily to:

•	a $7.6 million one-time benefit recorded in the second quarter of 2009 in connection with litigation in a foreign jurisdiction;

•	foreign taxes at a net effective tax rate lower than the U.S. rate; and

•	a $1.2 million tax benefit related to research and development (R&D) tax credits triggered by a retroactive extension of the R&D tax credit enacted during the first quarter of 2009.

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

Liquidity and Capital Resources

	July 4, 2009	June 28, 2008
	(in thousands)
Cash and cash equivalents	$231,345	$242,020

Amounts below are for the nine months ended July 4, 2009 and June 28, 2008, respectively:
Cash provided by operating activities	$77,297	$181,106
Cash used by investing activities	(56,599)	(282,084)
Cash (used) provided by financing activities	(43,226)	68,389
Cash provided by operating activities included the following:
Cash disbursements for restructuring charges	(18,685)	(20,951)
Cash used by investing activities included the following:
Cash paid to acquire businesses, net of cash acquired	(32,790)	(261,592)
Cash (used) provided by financing activities included the following:
Net (repayments) borrowings under revolving credit facility	(31,951)	98,999
Repurchases of common stock	(9,581)	(27,297)

Cash and cash equivalents

We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. Cash and cash equivalents include highly liquid investments with original maturities of three months or less. At July 4, 2009, cash and cash equivalents totaled $231.3 million, down from $256.9 million at

September 30, 2008. The decrease in cash and cash equivalents in the first nine months of 2009 was due primarily to cash used for: repayments of $32.0 million of amounts outstanding under our revolving credit facility; $9.6 million to repurchase our common stock; $32.8 million paid for acquisitions; and $23.8 million for additions to property and equipment, partially offset by cash provided by operating activities of $77.3 million.

Cash provided by operating activities

Cash provided by operating activities was $77.3 million and $181.1 million in the first nine months of 2009 and 2008, respectively. This change was due primarily to lower earnings and income tax payments that were $7.0 million higher in the first nine months of 2009 compared to the first nine months of 2008. Days sales outstanding was 60 days as of the end of the third quarter of 2009 compared to 61 days as of September 30, 2008 and 60 days at the end of the third quarter of 2008.

Cash used by investing activities

Cash used by investing activities was $56.6 million and $282.1 million in the first nine months of 2009 and 2008, respectively. The decrease in cash used by investing activities was primarily due to lower amounts paid for acquisitions: $32.8 million in the first nine months of 2009 compared to $261.6 million in the first nine months of 2008. During the first nine months of 2009, we paid approximately $24.3 million for the acquisition of Relex and $7.5 million for the acquisition of the assets of Synapsis. During the first nine months of 2008, we paid approximately $247.5 million, $13.1 million and $1.0 million for the CoCreate, LBS and DHI acquisitions, respectively, net of cash acquired. In addition, cash used for additions to property and equipment was $23.8 million in the first nine months of 2009 compared to $20.5 million in the first nine months of 2008. Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements.

Cash (used) provided by financing activities

Cash (used) provided by financing activities was $(43.2) million and $68.4 million in the first nine months of 2009 and 2008, respectively. The increase in cash used for financing activities in the first nine months of 2009 was primarily due to repayment of $32.0 million of amounts outstanding under our revolving credit facility compared to net borrowings of $99.0 million in the first nine months of 2008, partially offset by lower share repurchases in the first nine months of 2009 and lower cash payments for withholding taxes on stock-based awards. We used $9.6 million to repurchase our common stock in the first nine months of 2009 compared to $27.3 million in the first nine months of 2008. Cash used to pay employee withholding taxes related to restricted stock and restricted stock units that vested during the periods was $4.4 million in the first nine months of 2009, compared to $10.7 million in the first nine months of 2008.

Credit Facility

Subject to the terms of the credit facility agreement, we may borrow funds up to $230 million, repay the same in whole or in part and re-borrow at any time through February 20, 2011 when all amounts outstanding will be due and payable in full.

On November 28, 2007, in connection with our acquisition of CoCreate, we borrowed $220 million under the credit facility in two tranches: $36 million that accrued interest at the Eurodollar-based borrowing rate, and an alternate currency loan of 124.6 million Euros, equivalent to $184 million at the borrowing date. The $36 million loan was repaid in full in the first six months of 2008. In addition, to date we have repaid 85.0 million Euros of the alternate currency loan, including 23.3 million Euros in the first nine months of 2009. As of July 4, 2009, we had 39.6 million Euros outstanding under the revolving credit facility, which was equivalent to $55.3 million on that date. The current loan accrues interest at 2.0% per year and matures on August 27, 2009. Upon the due date, and subsequent due dates, we may either repay the amount outstanding or roll over the amount outstanding with new short term loans at the then current interest rates under the credit facility.

For a description of the terms and conditions of the credit facility, including limitations on our ability to undertake certain actions, see “Note 11. Commitments and Contingencies” in the Notes to Consolidated Financial Statements of this Form 10-Q.

Share Repurchases

Our Board of Directors has authorized us to use up to $100 million of cash from operations to repurchase shares of our common stock in the form of open market purchases. This authorization will expire on May 31, 2010 unless earlier revoked. In the first nine months of 2009, we repurchased 0.9 million shares at a cost of $9.6 million, all in the first quarter, leaving $85 million remaining under our current authorization. In the first nine months of 2008, we repurchased 1.7 million shares at a cost of $27.3 million, including 1.4 million shares at a cost of $22.0 million under a prior authorization.

Expectations for the Remainder of Fiscal 2009

We believe that existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements through at least the next twelve months. We do not expect that we will use cash to repurchase additional shares of our common stock or to pay down additional amounts outstanding under our credit facility in the remainder of 2009.

Capital expenditures are currently anticipated to be approximately $6 million and we expect to make cash disbursements estimated at $8 million for restructuring charges incurred through the third quarter of 2009. Additionally, we expect to incur total restructuring charges of approximately $10 million in the fourth quarter of 2009, most of which we expect will be paid out in the fourth quarter of 2009 and the first half of 2010.

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

Critical Accounting Policies and Estimates

The financial information included in Item 1 reflects no material changes in our critical accounting policies and estimates as set forth under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2008 Annual Report on Form 10-K. However, you should be aware that if the continuing worldwide economic situation continues to have a negative effect on our business, actual circumstances in future periods may vary materially from those we previously estimated.

The accounting estimates most likely to be impacted materially if the economic situation deteriorates significantly are our estimates regarding the valuation of goodwill and intangible assets, accounting for pensions, and the allowance for doubtful accounts, as described below.

Valuation of Goodwill and Acquired Intangible Assets

Our goodwill and net acquired intangible assets totaled $593.3 million and $587.5 million as of July 4, 2009 and September 30, 2008, respectively. We assess the impairment of goodwill on at least an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.

Factors we consider important (on an overall company basis and reportable segment basis, as applicable) that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in our use of the acquired assets or a significant change in the strategy for our business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, or a significant reduction of our market capitalization relative to net book value. We estimate the fair values of our reporting units using discounted cash flow valuation models. We conduct our annual impairment test of goodwill and indefinite lived assets as of the end of the third quarter of each fiscal year. We completed our annual impairment review as of July 4, 2009 and concluded that no impairment charge was required as of that date. Revenue and operating margin projections are significant assumptions in our analysis. Adjusting those assumptions by 10% would not have had an impact on the results of our impairment analysis.

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

Accounting for Pensions

In the U.S., we sponsor a frozen pension plan covering mostly inactive participants. Some of our foreign subsidiaries also sponsor pension plans. We make several assumptions that are used in calculating the expense and liability of these plans. These key assumptions include the expected long-term rate of return on plan assets and the discount rate. In selecting the expected long-term rate of return on assets, we consider the average future rate of earnings expected on the funds invested or to be invested to provide for the benefits under the pension plan. The actuarial assumptions used by us may differ materially from actual results due to changing market and economic conditions or longer or shorter life spans of the participants. Our actual results could differ materially from those we estimated, which could require us to record a greater amount of pension expense in future years.

In 2008 and 2007, our actual return on plan assets for our pension plans was a loss of $13.2 million and a gain of $6.3 million, respectively. Recent distress in the financial markets has caused extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuation of others. Subsequent to year end (from October 1, 2008 through June 30, 2009), the fair value of our pension assets have declined and returns are significantly below our expected rates of return. If actual returns continue to be below our expected rates of return, it will adversely impact the amount and timing of future contributions and expense for these plans.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see “Note 8. Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements of this Form 10-Q.

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

We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 4, 2009.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 4, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The recent global economic crisis has created great uncertainty among businesses and has caused them to seek to reduce spending and investment. Our customers have been decreasing the size of, or foregoing, new investments in our solutions and delaying purchasing decisions. Accordingly, our license revenue for our first nine months of 2009 was below our license revenue for the first nine months of 2008 and we expect license revenue for the remainder of 2009 will be below license revenue for 2008. Declines in license sales could cause future declines in maintenance and consulting and training services sales. In addition, although we are taking steps to reduce our operating expenses, our operating expenses will still constitute a higher percentage of revenue than in recent years, which will reduce our operating margins. If our customers further reduce or delay, or decide to forego, investments in our solutions, our revenue will likely decline further. If the amount of any decline exceeds that which we anticipate, our operating margins could be further reduced and we may need to implement additional cost reduction initiatives. Cost reductions could harm our business if we eliminate positions that could contribute to our future growth or delay investments in our solutions and our business.

Changes in the relative values of currencies in which we conduct business against the U.S. dollar affect our reported results.

Approximately two-thirds of our revenue and half of our expenses are transacted in currencies other than the U.S. dollar. Because we report our results of operations in U.S. dollars, currency translation affects our reported results. Accordingly, declines in the value of those currencies relative to the U.S. dollar could adversely affect our reported revenue results and improve our reported expense results. For example, if the value of the Euro relative to the U.S. dollar had remained constant from the first nine months of 2008 to the first nine months of 2009, rather than declining in relative value, reported revenue and expenses would have been higher. Conversely, increases in the value of those currencies relative to the U.S. dollar can improve our reported revenue results and adversely affect our reported expense results.

ITEM 6.	EXHIBITS

3.1(a)	Restated Articles of Organization of Parametric Technology Corporation adopted February 4, 1993 (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1996 (File No. 0-18059) and incorporated herein by reference).

3.1(b)	Articles of Amendment to Restated Articles of Organization adopted February 9, 1996 (filed as Exhibit 4.1(b) to our Registration Statement on Form S-8 (Registration No. 333-01297) and incorporated herein by reference).

3.1(c)	Articles of Amendment to Restated Articles of Organization adopted February 13, 1997 (filed as Exhibit 4.1(b) to our Registration Statement on Form S-8 (Registration No. 333-22169) and incorporated herein by reference).

3.1(d)	Articles of Amendment to Restated Articles of Organization adopted February 10, 2000 (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000 (File No. 0-18059) and incorporated herein by reference).

3.1(e)	Certificate of Vote of Directors establishing Series A Junior Participating Preferred Stock (filed as Exhibit 3.1(e) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 0-18059) and incorporated herein by reference).

3.1(f)	Articles of Amendment to Restated Articles of Organization adopted February 28, 2006 (filed as Exhibit 3.1(f) to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2006 (File No. 0-18059) and incorporated herein by reference).

3.2	By-Laws, as amended and restated, of Parametric Technology Corporation (filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 0-18059) and incorporated herein by reference).

4.1	Rights Agreement effective as of January 5, 2001 between Parametric Technology Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 0-18059) and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32*	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

*	Indicates that the exhibit is being furnished with this report and is not filed as a part of it.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PARAMETRIC TECHNOLOGY CORPORATION

By:	/S/ CORNELIUS F. MOSES, III
Cornelius F. Moses, III Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 13, 2009