Form 10-K
period 2009-09-30
PARAMETRIC TECHNOLOGY CORP
filed 2009-11-24
CIK 857005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: September 30, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES  ☐    NO  ☑

The aggregate market value of our voting stock held by non-affiliates was approximately $1,205,781,101 on April 3, 2009 based on the last reported sale price of our common stock on the Nasdaq Global Select Market on that day. There were 115,864,021 shares of our common stock outstanding on that day and 117,883,256 shares of our common stock outstanding on November 20, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement in connection with the 2010 Annual Meeting of Stockholders (2010 Proxy Statement) are incorporated by reference into Part III.

PARAMETRIC TECHNOLOGY CORPORATION

ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR 2009

Forward-Looking Statements

Statements in this Annual Report about our anticipated financial results and growth, as well as about the development of our products and markets, are forward-looking statements that are based on our current plans and assumptions. Important information about factors that may cause our actual results to differ materially from these statements is discussed in Item 1A. “Risk Factors” and generally throughout this Annual Report.

Unless otherwise indicated, all references to a year reflect our fiscal year that ends on September 30.

PART I

ITEM 1.	Business

Overview

Parametric Technology Corporation (PTC) develops, markets and supports product development software solutions and related services that help companies design products, manage product information and improve their product development processes. Our software solutions help customers increase innovation, improve product quality, decrease time to market, and reduce product development costs.

We offer solutions in the product development market, which encompasses the product lifecycle management, or PLM, market (product data management, collaboration and related solutions) and the CAx market (computer-aided design, manufacturing and engineering (CAD, CAM and CAE) solutions).

Our software solutions include a range of internet-based PLM solutions and CAD and related solutions. These software solutions enable companies to:

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

Our solutions provide customers with a product development system that permits individuals—regardless of their roles in the development of a product, the computer-based tools they use, or their location geographically or in the supply chain—to participate in the product development process. We have devoted significant resources to developing our PLM solutions and integrating them with multiple CAD and related software solutions. We continue to integrate our PLM products more tightly and make them easier to deploy. We believe this will create significant added value for our customers.

Our product development system is:

•	integral—our products are engineered to work together;

•	internet-based—our product development system can be deployed across existing intranet and internet infrastructures to accommodate a distributed value chain; and

•	interoperable—our products can be integrated with other systems using standard protocols and integration approaches.

Our solutions are complemented by our experienced services and technical support organizations, as well as resellers and other strategic partners. Our services and technical support organizations provide consulting, implementation and training support services to customers worldwide. Our resellers supplement our direct sales force to provide greater geographic and small and medium-size account coverage, primarily for our MCAD solutions. Our strategic partners provide complementary product and/or service offerings.

Our Principal Products and Services

We describe our product development system solutions and related services below.

PLM Solutions

Our PLM solutions suite addresses common challenges that companies, and in particular manufacturing companies, face in their product development processes, including product data management, communication and collaboration with the extended enterprise, portfolio management, change management, regulatory compliance, technical and marketing documentation, heterogeneity of systems, and services and maintenance requirements. Our suite of solutions includes:

Windchill® solutions are a family of sophisticated, internet-based content and process management solutions for managing complex data and relationships, processes and publications, including:

•

Windchill PDMLink® , a product content management solution that is used to control information by facilitating data accessibility and automating and managing the product development process throughout the life of a product. Windchill PDMLink is fluent with workgroup level CAD content management as well as complete enterprise-wide product content management and enables bill of materials and document management, change management and configuration management.

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

•

Windchill ProductPoint®, a solution that, by extending the capabilities of Microsoft SharePoint®, enables the sharing of CAD and other structured data among teams through social computing and associated Web 2.0 technologies.

Arbortext® enterprise solutions enable our customers to manage complex information assets and to streamline their product information delivery processes. Optimized for managing XML documents authored using our Arbortext authoring products, these solutions support collaboration by geographically dispersed teams and manage critical processes such as configuration management and release of publications. The solutions consist of a Windchill-based content and configuration management system that assembles Arbortext-authored XML and SGML content components and automatically publishes audience-specific content in both print and electronic forms, with high-quality layout and formatting.

ProductView™ solutions enable enterprise-wide visualization, verification, annotation and automated comparison of a wide variety of product development data formats, including MCAD (2D and 3D), ECAD, and documents. These solutions provide lightweight access to product designs and related data without requiring the original authoring tool.

InSight™ product analytics solutions enable manufacturers to measure and improve product performance. InSight solutions include InSight Environmental Compliance™, which enables companies to manage and improve the environmental performance and regulatory requirements of their products and Relex® Reliability™, which enables organizations to plan and evaluate product reliability, safety and maintainability.

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

CoCreate® is a family of explicit CAD and collaboration software that enables customers pursuing a lightweight and flexible design strategy to meet short design cycles and to create product designs quickly. CoCreate’s explicit modeling approach enables product development teams to create and modify 3D product designs quickly. This fast and lightweight design approach gives designers flexibility to make changes to a product design late in the development process and the ability to work with multi-source CAD data. CoCreate enables users to reduce design cycle time, improve workgroup collaboration through an integrated data management system and decrease product development costs.

Arbortext authoring products Arbortext Editor™ and Arbortext IsoDraw® are designed to help customers improve documentation accuracy, speed time to market, and lower publishing costs.

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

Mathcad® is an engineering calculation software solution that combines a computational engine, accessed through conventional math notation, with a full-featured word processor and graphing tools. Mathcad allows customers to determine their Pro/ENGINEER designs and predict the behavior of a Pro/ENGINEER model, which can then be validated using our Pro/ENGINEER CAE solutions. This approach can help our customers speed time to market by significantly reducing the number of iterations necessary to complete a design. In addition, when combined with our Windchill solutions, the valuable intellectual property captured in Mathcad can be managed and shared securely with others for reuse and for regulatory compliance.

Maintenance Services

We offer maintenance support plans for our software products. Participating customers receive periodic software updates and also have direct access to our global technical support team of certified engineers for issue resolution. We also provide self-service support tools that allow our customers access to extensive technical support information.

Consulting and Training Services

We offer consulting, implementation and training services through our Global Services Organization, as well as through third-party resellers and other strategic partners. These services enable our customers to adopt and use our solutions more effectively.

Geographic and Segment Information

Financial information about our international and domestic operations, including by segment, may be found in Note N of “Notes to Consolidated Financial Statements” of this Annual Report, which information is incorporated herein by reference.

Research and Development

We invest in research and development on an ongoing basis to improve the quality and expand the functionality of our products.

Our research and development expenses were $188.5 million in 2009, $182.0 million in 2008 and $162.4 million in 2007. Additional information about our research and development expenditures may be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Costs and Expenses—Research and Development” of this Annual Report.

Sales and Marketing

We derive most of our revenue from products and services sold directly by our sales force to end-user customers. We also sell products and services through third-party resellers. Our direct sales force focuses on large accounts, while our reseller channel provides a cost-effective means of covering the small and medium-size business market.

Within our direct sales force, we have strategic accounts and general business accounts units. The strategic accounts unit is further divided into vertical groups, such as aerospace and defense, automotive, consumer products, electronics and high technology, industrial products and life sciences. This vertical orientation is mirrored in our services delivery organization and, increasingly, in the products we deliver to strategic accounts. The general business account unit is organized geographically.

We continue to broaden our indirect distribution channel through alliances with third-party resellers and other strategic partners who provide products and/or services that complement our offerings. Our resellers distribute our products and provide related services throughout North America, Europe and Asia-Pacific; our other strategic partners complement our product development system with ancillary offerings.

Competition

We compete primarily in the product development market, including the PLM market and the CAx market. We compete with a number of companies that offer solutions that address specific functional areas covered by our solutions, including: Dassault Systemes SA and Siemens AG (as a result of its acquisition of UGS Corp in 2007) for traditional MCAD solutions, PLM solutions, manufacturing planning solutions and visualization and digital mock-up solutions; and Oracle Corporation (as a result of its acquisition of Agile Software Corporation in 2007) for PLM solutions. In addition, we compete with SAP AG, which has entered the PLM market and offers a solution that controls product data within the larger framework of its Enterprise Resource Planning solution. We believe our PLM solutions are more specifically targeted toward the product development processes within manufacturing companies and offer broader and deeper functionality for those processes than ERP-based solutions.

We also compete in the CAx market with design products such as Autodesk, Inc.’s Inventor, Siemens AG’s Solid Edge and Dassault Systemes’ SolidWorks for sales to smaller manufacturing customers.

Proprietary Rights

Our software products and related technical know-how, along with our trademarks, including our company names, product names and logos, are proprietary. We protect our intellectual property rights in these items by relying on copyrights, trademarks, patents and common law safeguards, including trade secret protection. We also use license management and other anti-piracy technology measures, as well as contractual restrictions, to curtail the unauthorized use and distribution of our products.

Our proprietary rights are subject to risks and uncertainties described under Item 1A. “Risk Factors” below. You should read that discussion, which is incorporated into this section by reference.

Backlog

We generally ship our products within 30 days after receipt of a customer order. A high percentage of our license revenue historically has been generated in the third month of each fiscal quarter, and this revenue tends to be concentrated in the later part of that month. Accordingly, orders may exist at the end of a quarter that have not been shipped and not been recognized as revenue. We do not believe that our backlog at any particular point in time is indicative of future sales levels.

Employees

As of September 30, 2009, we had 5,165 employees, including 1,295 in sales and marketing; 1,412 in customer support, training and consulting; 522 in general and administration; and 1,936 in product development. Of these employees, 1,837 were located in the United States and 3,328 were located outside the United States.

Website Access to Reports and Code of Business Conduct and Ethics

We make available free of charge on our website at www.ptc.com the following reports as soon as reasonably practicable after electronically filing them with, or furnishing them to, the SEC: our Annual Reports on Form 10-K; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934. Our Proxy Statements for our Annual Meetings and Section 16 trading reports on SEC Forms 3, 4 and 5 also are available on our website. The reference to our website is not intended to incorporate information on our website into this Annual Report by reference.

Our Code of Ethics for Senior Executive Officers is also available on our website. Additional information about this code and amendments and waivers thereto can be found below in Part III, Item 10 of this Annual Report.

Executive Officers of the Registrant

Information about our executive officers is incorporated by reference from Part III, Item 10 of this Annual Report.

Corporate Information

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

I. Operational Considerations

Weakness in the United States and international economies may continue to adversely affect our business.

We experienced a challenging economic environment in 2009 in which customers in all geographic regions in which we operate reduced or deferred purchases of our products and services. Our license revenue declined 36% from 2008 and our services and maintenance businesses declined in the second half of 2009 as well. Although there are some indications that the economy in the U.S. has begun to recover, the U.S. economy may not recover or may deteriorate further, which could continue to adversely affect our operations and results in 2010. The economies of Europe and the Asia Pacific region do not appear to have begun to recover and may remain distressed well into 2010 or longer, which will continue to harm our operations and results in 2010. Further, the steep declines in license revenue in 2009 are likely to adversely impact our maintenance and services revenues in 2010, even if the economy recovers.

Competition is intensifying, which may reduce our profits and limit or reduce our market share.

The market for product development solutions is rapidly changing and is increasingly competitive. We expect competition to intensify, which could result in price reductions for our products and services, reduced margins and loss of market share. Our primary competition comes from:

•

larger, more well-known enterprise software providers who have extended, or may seek to extend, the functionality of their products to encompass PLM or who may develop and/or purchase PLM technology; and

•	other vendors of engineering information management software.

The CAx market is characterized by intense competition for customers. However, the nature of this market (which is relatively mature and whose growth has slowed) and the number and nature of the competitive products (which have increasingly similar functionality) make it difficult to gain new customers. Moreover, decreasing product differentiation and the training, data conversion and other startup costs associated with system replacement make it more difficult to dislodge incumbent design systems.

In addition, recent consolidation within the software industry has given rise to new and stronger competitors.

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

Our ability to remain competitive will depend on our ability to enhance our current offerings and develop new products and services that keep pace with technological developments and meet evolving customer requirements through:

•	internal research and development and quality assurance programs;

•	acquisition or license of technology; and

•	strategic partnerships.

In addition, our solutions must meet customer expectations to be successful, especially with respect to:

•	return on investment and value creation;

•	ease and speed of installation;

•	ease-of-use and interoperability;

•	full capability, functionality and performance;

•	ability to support a large, diverse and geographically dispersed user base, including the ability to support global product development programs; and

•	quality and efficiency of the services performed by us and our partners relating to implementation and configuration.

If our solutions fail to meet customer expectations, customers may discontinue adoption of our solutions, resulting in a loss of potential additional sales, and we may be unable to retain existing customers or attract new customers.

Businesses we acquire may not generate the revenue and earnings we anticipated.

We have acquired, and intend to continue to acquire, new businesses and technologies. If we fail to successfully integrate and manage the businesses and technologies we acquire, our operating results may be adversely affected.

Moreover, business combinations also involve a number of risks and uncertainties that can adversely affect our operations and operating results, including:

•	diversion of management’s attention;

•	loss of key personnel;

•	unanticipated operating difficulties in connection with the acquired entities, including potential declines in revenue of the acquired entity;

•	entry into unfamiliar markets, which creates new product, sales, services and support requirements;

•	assumption of unanticipated legal or financial liabilities;

•	incurring debt to finance an acquisition;

•	impairment of acquired intangible assets, including goodwill; and

•	dilution to our earnings per share if we were to issue stock as consideration.

Our financial condition could be adversely affected if significant errors or defects are found in our software.

Sophisticated software often contains errors, defects or other performance problems when first introduced or when new versions or enhancements are released, as these enhanced versions contain additional programming code and third party sourced functionality that must work across our large product suite. If errors or defects are discovered in our current or future products, we may need to expend significant financial, technical and management resources, or divert some of our development resources, in order to resolve or work around those defects, and we may not be able to correct them in a timely manner or provide an adequate response to our customers.

Errors, defects or other performance problems in our products could cause us to delay product releases or customer deployments. Any such delays could cause delays in our ability to realize revenue from the licensing and shipment of new or enhanced products and give our competitors a greater opportunity to market competing products. Such difficulties could also cause us to lose customers. Technical problems or the loss of customers could also damage our business reputation and cause us to lose new business opportunities.

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

We have provided extended payment terms to certain customers in connection with transactions we have completed with them. Providing extended payment terms may positively influence our customers’ purchasing decisions but may reduce our cash flows in the short-term. If we reduce the amount of extended payment terms we provide to customers, customers might reduce or defer the amount they spend on our products and services from the amount they might otherwise have spent if extended payment terms were available to them. If this were to occur, our revenue or revenue growth could be lower than in prior periods and/or lower than we expect.

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

The software industry is characterized by frequent litigation regarding copyright, patent and other intellectual property rights. While we have not had any significant claims of this type asserted against us, such claims could be asserted against us in the future. If a lawsuit of this type is filed, it could result in significant expense to us and divert the efforts of our technical and management personnel. We cannot be sure that we would prevail against any such asserted claims. If we did not prevail, we could be prevented from using that intellectual property or required to enter into royalty or licensing agreements, which might not be available on terms acceptable to us. In addition to possible claims with respect to our proprietary products, some of our products contain technology developed by and licensed from third parties and we may likewise be susceptible to infringement claims with respect to these third-party technologies.

Our sales and operations are globally dispersed, which exposes us to additional operating and compliance risks.

We sell and deliver software and services, and maintain support operations, in a large number of countries, whose laws and practices differ from one another. North America accounted for 37%, Europe for 40% and Asia-Pacific for 23% of our revenue in 2009. Managing these geographically dispersed operations requires significant attention and resources to ensure compliance with laws. Accordingly, while we maintain a comprehensive compliance program, we cannot guarantee that an employee, agent or business partner will not act in violation of our policies or U.S. or other applicable laws. Such violations can lead to civil and/or criminal prosecutions, substantial fines and the revocation of our rights to continue certain operations and also cause both business and reputation loss.

Our cost structure is relatively fixed in the short term, which makes it difficult to reduce our expenses quickly in response to declines in revenue or revenue growth.

We make expenditures to support our revenue growth in advance of achieving the expected revenue. Our expenses associated with headcount and facilities can be difficult to reduce quickly due to the nature of those items. If revenue does not grow as we expect or if it declines, our expenses may constitute a larger percentage of our operating budget than we planned, which would adversely affect our profitability.

II. Other Considerations

We are currently defending a lawsuit seeking substantial damages in which we could be liable.

On August 2, 2007, GE Capital Leasing Corporation (now GE Financial Services Corporation, “GEFS”) filed a lawsuit against us in the U.S. District Court for the District of Massachusetts. The lawsuit alleges that GEFS was fraudulently induced to provide over $60 million in financing to Toshiba Corporation for purchases of third party products, predominantly PTC products, during the period from 2003 to 2006. GEFS claims that PTC participated in the alleged scheme or, alternatively, should have been aware of the scheme and made negligent misrepresentations that enabled the scheme to continue undetected. GEFS’s complaint claims damages of $47 million and seeks three times that amount plus attorneys’ fees. On October 2, 2008, the United States District Court for the District of Massachusetts entered an order granting PTC’s motion to dismiss GEFS’s complaint subject to certain conditions, including PTC’s agreement to provide certain discovery to GEFS and to assent to personal jurisdiction in Japan. On November 17, 2008, GEFS filed a motion to vacate the court’s October 2nd order and to seek to continue the case in the U.S. We have opposed GEFS’s motion.

On January 7, 2009, GEFS also filed an action in Tokyo District Court in Japan against PTC’s Japanese subsidiary, PTC Japan K.K. The lawsuit arises from the same underlying transactions as the Massachusetts lawsuit and seeks damages of 5,808,384,889 Yen (approximately $65 million as of September 30, 2009) plus interest of 5% per year on such amount since April 27, 2007 and costs of the lawsuit. Subsequently, the Tokyo District Court consolidated this newly filed action with GEFS’s pending action against Toshiba and other parties to the transactions, which was filed in the Tokyo District Court in August 2007. In the Japanese action, GEFS alleges that employees of PTC Japan committed wrongful acts in cooperation with employees of other companies involved in the transactions, including an employee of Toshiba who was criminally convicted for obtaining fraudulent loans. GEFS alleges that the wrongful acts committed by PTC Japan employees caused GEFS’s damages and that PTC Japan, as an employer, is jointly and severally liable for GEFS’s losses along with the other defendants.

We dispute GEFS’s claims and are contesting them vigorously. As of September 30, 2009 and 2008, revenue of 4,658,162,417 Yen ($51.9 million and $43.8 million, respectively) that was previously recorded for the transactions at issue has been deferred and recorded as customer advances in our consolidated balance sheets. That liability will remain recorded until the rights and obligations of the several companies connected with the Toshiba transactions are resolved. The change in customer advances at September 30, 2009 from September 30,

2008 is due to foreign currency translation adjustments. We have not accrued any other liability for this matter as of September 30, 2009 as an amount potentially payable, if any, is not estimable. To the extent that matters are resolved in an amount less than the recorded customer advances liability, we will reduce customer advances and record the portion retained to revenue or other income at that time. To the extent that matters are resolved in an amount in excess of the recorded customer advances liability, we would record expense for the amount due in excess of our recorded liability.

We have a revolving credit facility and may incur additional debt under that facility.

Under the terms of our credit facility, we may borrow funds up to $230 million, repay the same in whole or in part and re-borrow at any time through February 20, 2011, when all amounts outstanding will be due and payable in full. We currently have $58 million outstanding under this facility resulting from our acquisition of CoCreate Software GmbH in November 2007. We may borrow additional amounts under the credit facility in the future to support our operations, including additional strategic acquisitions.

In addition, we are required to comply with the required financial and operating covenants, which limits our ability to operate our business as we otherwise might operate it. Our failure to comply with any of these covenants or to meet our payment obligations could result in an event of default which, if not cured or waived, would result in all amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. We may not have sufficient working capital or liquidity to satisfy our repayment obligations in the event of an acceleration of those obligations. In addition, if we are not in compliance with the financial and operating covenants at the time we wish to borrow funds, we will be unable to borrow funds or to borrow additional funds.

Our operating results fluctuate from quarter to quarter, which makes it difficult to predict our revenue and operating results and could adversely affect our stock price.

Our quarterly operating results historically have fluctuated and are likely to continue to fluctuate depending on a number of factors, including:

•

a high percentage of our revenue historically has been generated in the third month of each fiscal quarter and any failure to receive, complete or process orders at the end of any quarter could cause us to fall short of our revenue targets;

•	a growing percentage of our revenue comes from our PLM solutions, which tend to be sold in larger deals with longer lead times that are less predictable;

•	our operating expenses are based on expected revenues and any failure to achieve our revenue targets could cause us to fall short of our earnings targets as well;

•	our mix of license and service revenues can vary from quarter to quarter, creating variability in our operating margins;

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

Market prices for securities of software companies are generally volatile and are subject to significant fluctuations unrelated or disproportionate to the operating performance of these companies. The trading prices and valuations of these stocks, and of ours, may not be predictable. Negative changes in the public’s perception of the prospects of software companies, or of PTC or the markets we serve, could depress our stock price regardless of our results.

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

We currently lease 112 offices used in operations in the United States and internationally, predominately as sales and/or support offices and for research and development work. Of our total of approximately 1,308,000 square feet of leased facilities used in operations, approximately 597,000 square feet are located in the U.S., including 329,000 square feet of our headquarters facility located in Needham, Massachusetts. The lease for our headquarters began in December 2000 and expires in November 2012, subject to certain renewal rights. We also lease space comprising approximately 433,000 square feet, which is not used for our current operations and is primarily subleased to third parties. As described in Notes C and H of “Notes to Consolidated Financial Statements,” lease commitments on unused facilities in excess of expected sublease income have been included in our restructuring provisions. We believe that our facilities are adequate for our present needs.

ITEM 3.	Legal Proceedings

On August 2, 2007, GE Capital Leasing Corporation (now GE Financial Services Corporation, “GEFS”) filed a lawsuit against us in the U.S. District Court for the District of Massachusetts. The lawsuit alleges that GEFS was fraudulently induced to provide over $60 million in financing to Toshiba Corporation for purchases of third party products, predominantly PTC products, during the period from 2003 to 2006. GEFS claims that PTC participated in the alleged scheme or, alternatively, should have been aware of the scheme and made negligent misrepresentations that enabled the scheme to continue undetected. All of the alleged transactions occurred in Japan. GEFS’s complaint claims damages of $47 million and seeks three times that amount plus attorneys’ fees. On October 2, 2008, the United States District Court for the District of Massachusetts entered an order granting PTC’s motion to dismiss GEFS’s complaint on the basis that GEFS had commenced the action in the improper forum. The court issued this order subject to certain conditions, including PTC’s agreement to provide certain discovery to GEFS and to assent to personal jurisdiction in Japan. On November 17, 2008, GEFS filed a motion to vacate the court’s October 2nd order and to seek to continue the case in the U.S. We have opposed GEFS’s motion.

On January 7, 2009, GEFS also filed an action in Tokyo District Court in Japan against PTC’s Japanese subsidiary, PTC Japan K.K. The lawsuit arises from the same underlying transactions as the Massachusetts lawsuit and seeks damages of 5,808,384,889 Yen (approximately $65 million as of September 30, 2009) plus interest of 5% per year on such amount since April 27, 2007 and costs of the lawsuit. Subsequently, the Tokyo District Court consolidated this newly filed action with GEFS’s pending action against Toshiba and other parties to the transactions, which was filed in the Tokyo District Court in August 2007. In the Japanese action, GEFS alleges that employees of PTC Japan committed wrongful acts in cooperation with employees of other companies involved in the transactions, including an employee of Toshiba who was criminally convicted for obtaining fraudulent loans. GEFS alleges that the wrongful acts committed by PTC Japan employees caused GEFS’s damages and that PTC Japan, as an employer, is jointly and severally liable for GEFS’s losses along with the other defendants.

We dispute GEFS’s claims and are contesting them vigorously. As of September 30, 2009 and 2008, revenue of 4,658,162,417 Yen ($51.9 million and $43.8 million, respectively) that was previously recorded for the transactions at issue has been deferred and recorded as customer advances in our consolidated balance sheets. That liability will remain recorded until the rights and obligations of the several companies connected with the Toshiba transactions are resolved. The change in customer advances at September 30, 2009 from September 30, 2008 is due to foreign currency translation adjustments. We have not accrued any other liability for this matter as of September 30, 2009 as an amount potentially payable, if any, is not estimable. To the extent that matters are resolved in an amount less than the recorded customer advances liability, we will reduce customer advances and record the portion retained to revenue or other income at that time. To the extent that matters are resolved in an amount in excess of the recorded customer advances liability, we would record expense for the amount due in excess of our recorded liability.

We also are subject to various legal proceedings and claims that arise in the ordinary course of business. We currently believe that resolving these other matters will not have a material adverse impact on our financial condition or results of operations.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the last quarter of 2009.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information with respect to the market for our common stock may be found in the section captioned “Selected Financial Data” in Item 6 below and is incorporated herein by reference.

On September 30, 2009, the close of our fiscal year, our common stock was held by 4,190 shareholders of record. As of November 20, 2009, our common stock was held by 4,152 shareholders of record.

We do not pay cash dividends on our common stock and we retain earnings for use in our business. Although we review our dividend policy periodically, we cannot assure you that our review will cause us to pay any dividends in the future. Further, our revolving credit facility requires us to maintain specified leverage and fixed-charge ratios that limit the amount of dividends that we can pay.

The table below shows the shares of our common stock we repurchased in the fourth quarter of 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 5 – August 1, 2009	—	—	—	$85,130,824	(2)
August 2 – August 29, 2009	—	—	—	$85,130,824	(2)
August 30 – September 30, 2009	353,600	$12.94	353,600	$80,554,396	(2)

Total	353,600	$12.94	353,600	$80,554,396	(2)

(1)	Periods are our fiscal months within the fiscal quarter.
(2)	On May 20, 2008, we announced our share repurchase program in the amount of $50 million, and on November 26, 2008, we announced that the repurchase program had been increased to $100 million. The current program will expire on May 31, 2010 unless earlier revoked.

ITEM 6.	Selected Financial Data

Our five-year summary of selected financial data and quarterly financial data for the past two years is located on the last page of this Form 10-K and incorporated herein by reference.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements in this Annual Report about anticipated financial results and growth, as well as about the development of our products and markets, are forward-looking statements that are based on our current plans and assumptions. Important information about the bases for these plans and assumptions and factors that may cause our actual results to differ materially from these statements is contained below and in Item 1A. “Risk Factors” of this Annual Report.

Unless otherwise indicated, all references to a year reflect our fiscal year that ends on September 30.

Executive Overview

The most significant challenge we faced in 2009 was the adverse global economic environment. While we have seen recent signs, including sequential license growth in the second half of 2009 (particularly in North America), that cause us to believe the economy may be beginning to stabilize, we expect that the economic environment will continue to affect our business at least for the near term and that customers (including those of our resellers) may continue delaying purchase decisions or reducing the size of their purchases.

Another significant factor impacting our 2009 results was the decline in the value of certain non-U.S. currencies in which we transact business, particularly the Euro, relative to the U.S. dollar. Compared to 2008, this adversely affected revenue by $39 million and favorably impacted our reported costs and expenses by $41 million, as amounts earned in these currencies are translated into dollars for reporting purposes. While the impact on reported revenue and expenses was significant, the net impact on operating income was not significant.

We recorded $938 million of total revenue in 2009 compared to $1,070 million in 2008. Most significantly, this reflects a decrease in license revenue of 36% (a decrease of $120 million) in 2009 compared to 2008. Economic conditions and the decline in license revenue had a negative impact on our consulting and training services revenue and maintenance revenue in the second half of 2009 and may continue to negatively impact such revenue in 2010.

Primarily as a result of the revenue decline in 2009 compared to 2008, our operating income declined by $106 million in 2009. Net income declined by $48 million in 2009 primarily due to lower operating income, partially offset by a decrease of $54 million in our income tax provision over the same period.

As a result of our lowered revenue expectations for 2009, we took actions beginning in the second quarter of 2009 that reduced or contained our operating costs, including:

•	implementing a hiring freeze other than for selected positions that support our key strategic initiatives;

•	eliminating annual merit pay increases for our employees;

•	reducing travel and marketing related expenses; and

•	reducing our workforce, resulting in $23 million of restructuring charges.

Although we took these actions to reduce costs, we chose to make investments in research and development in 2009 in support of strategic product development initiatives.

Our balance sheet remained strong with $235 million of cash and an additional $172 million available on our revolving credit facility as of September 30, 2009. Our cash flow from operations was $70 million in 2009, down $152 million from 2008 primarily as a result of lower operating income in 2009. We used $33 million to complete two small acquisitions, $32 million to repay a portion of our borrowings under our revolving credit facility, and $14 million to repurchase shares of our common stock during 2009.

Fiscal Year 2010 Expectations, Strategies and Risks

We expect that the global economy will improve in fiscal 2010 with recovery in Europe and Asia-Pacific lagging recovery in North America. We believe that this will result in license revenue growth in 2010. However, we expect that the steep license revenue decline we saw in 2009 will continue to adversely impact our maintenance and services businesses. As a result, we expect maintenance and services revenue in 2010 to be relatively flat with 2009. Further, our revenue and operating results may continue to be impacted by currency fluctuations.

If economic growth in North America does not improve, or if the economies of countries in Europe or Asia-Pacific are slower to recover than we expect, customers may continue to delay, reduce or forego technology purchases. This could result in further reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition.

Balancing a continuing difficult economic situation with the longer-term opportunity for the business, we are modestly increasing investments in our business that we believe are critical to delivering value to our customers and will help us gain market share, drive faster top line growth and improve operating profitability over the longer term. These investments include:

•

investing in research and development to extend our technology leadership position with further enhancements to our product families including Windchill, Pro/ENGINEER, CoCreate, Arbortext, Mathcad and ProductPoint;

•	continuing to evolve our distribution model through increased investment in support of our reseller channel and investment in developing a network of enterprise reseller partners; and

•	enhancing and leveraging the value of our services business through expansion of our services ecosystem, including the addition of strategic services partners.

Continued macroeconomic pressure or additional declines in revenue beyond that which we expect could cause us to reduce or delay these strategic investments and/or take further actions to reduce our operating costs.

We discuss additional factors that may affect our revenue and operating results under Item 1A. “Risk Factors“ of this Annual Report.

Results of Operations

Explanatory Note about a Correction in our Consolidated Statement of Cash Flows for the Nine Months Ended July 4, 2009

In our consolidated statement of cash flows for the nine months ended July 4, 2009 (as presented in our Quarterly Report on Form 10-Q for the period ended July 4, 2009), we incorrectly classified $13.1 million of windfall tax benefits as a cash flow from operating activities rather than as a cash flow from financing activities. For the nine months ended July 4, 2009, cash provided by operating activities should have been $64.2 million and cash used by financing activities should have been $30.1 million. This error had no impact on our consolidated balance sheet or statement of operations. Because the misclassification is not material to our consolidated financial statements, the previously filed Quarterly Report on Form 10-Q for the period ended July 4, 2009 will not be amended. The corrected consolidated statement of cash flows for the nine months ended July 4, 2009 will be included as a comparable period in our Quarterly Report on Form 10-Q for the period ending July 3, 2010.

Explanatory Note about a Change in Our Revenue Reporting

In the first quarter of 2009, we began classifying revenue from sales of our computer-based training products as license and maintenance revenue to better align our reporting with how these training products are sold to customers. Prior to that, computer-based training product revenue, and maintenance thereon, was classified as consulting and training service revenue and included in total service revenue. For 2008, $16.2 million of license revenue and $3.5 million of maintenance revenue has been reclassified from consulting and training service revenue and related costs of $0.9 million have been reclassified from cost of service to cost of license. For 2007, $21.2 million of license revenue and $3.1 million of maintenance revenue has been reclassified from consulting and training service revenue, and related costs of $1.5 million have been reclassified from cost of service to cost of license. This reclassification had no impact on total revenue, operating income or net income. The amounts below for 2008 and 2007 have been reclassified to conform to the current classification and the discussion below gives effect to this change.

Impact of Foreign Currency Exchange on Results of Operations

Approximately two thirds of our revenue and half of our expenses are transacted in currencies outside of the U.S. Because we report our results of operations in U.S. dollars, currency translation affects our reported results. On a year-over-year comparative basis, our revenues for both 2008 and 2007 benefited as a result of changes in currency exchange rates, primarily the Euro and the Japanese Yen. Conversely, our expenses were higher as a result of changes in these rates. If actual reported results were converted into U.S. dollars based on the corresponding prior year’s foreign currency exchange rates, 2009 revenue would have been higher by $38.5 million and 2008 revenue would have been lower by $57.8 million, while 2009 expenses would have been higher by $41.0 million and 2008 expenses would have been lower by $37.7 million. The net impact on year-over-year results would have been an increase in operating income of $2.5 million in 2009 and a decrease in operating income of $20.1 million in 2008. The results of operations, revenue by line of business and revenue by geographic region in the tables that follow present both actual percentage changes year over year and percentage changes on a constant currency basis.

Impact of Reversal of Valuation Allowance

Net income for 2007 reflects a non-cash tax benefit of $58.9 million recorded in the third quarter of 2007 primarily associated with our reversal of valuation allowances against certain deferred tax assets in the U.S. and a foreign jurisdiction.

Overview

The following is a summary of our results of operations for the last three years, which includes the results of operations of companies we acquired beginning on their acquisition date.

	2009	Percent Change		2008	Percent Change		2007
		Actual	Constant Currency		Actual	Constant Currency
	(Dollar amounts in millions)

Total revenue	$938.2	(12)%	(9)%	$1,070.3	14%	8%	$941.3
Total costs and expenses	918.9	(3)%	2%	945.1	11%	7%	848.5

Operating income	19.3	(85)%	(87)%	125.2	35%	13%	92.8
Other income (expense), net	(2.1)			(6.3)			6.9

Income before income taxes	17.2			118.9			99.7
(Benefit from) provision for income taxes	(14.3)			39.2			(44.0)

Net income	$31.5			$79.7			$143.7

2009 compared to 2008

Revenue decreased in 2009 from 2008 primarily due to a decrease in license revenue caused by the adverse economic environment in which customers reduced and delayed purchases and due to the unfavorable impact of foreign currency exchange rate movements on revenue described above.

Costs and expenses decreased in 2009 from 2008 primarily due to the favorable impact of foreign currency exchange rate movements on costs and expenses described above and due to actions taken to reduce our expenses described above in “Executive Overview.” These decreases in costs and expenses were partially offset by higher research and development costs as a result of continuing investments to improve our products.

2008 compared to 2007

Revenue increased in 2008 from 2007 primarily due to revenue from the CoCreate business, which we acquired in the first quarter of 2008, and the favorable impact of foreign currency exchange rate movements, as well as organic growth in maintenance and consulting and training service revenue.

Costs and expenses increased in 2008 from 2007 primarily due to costs of the CoCreate business, the impact of foreign currency exchange rate movements, measured spending increases to support planned revenue growth, restructuring charges from our cost reduction and globalization measures, and increased amortization of intangible assets and in-process research and development charges associated with our acquisitions.

Refer to “Revenue” and “Costs and Expenses” below for a more detailed discussion.

Revenue

Our revenue consists of software license revenue and service revenue. Service revenue includes software maintenance revenue (consisting of providing our customers software updates and technical support) as well as consulting and training revenue (including implementation services).

	2009	Percent Change		2008	Percent Change		2007
		Actual	Constant Currency		Actual	Constant Currency
	(Dollar amounts in millions)

License revenue	$212.7	(36)%	(34)%	$332.4	5%	—%	$317.3
Service revenue:
Maintenance revenue	499.1	—%	3%	501.0	22%	15%	411.5
Consulting and training service revenue	226.4	(4)%	1%	236.9	11%	5%	212.5

Total service revenue	725.5	(2)%	3%	737.9	18%	11%	624.0

Total revenue	$938.2	(12)%	(9)%	$1,070.3	14%	8%	$941.3

	Revenue by Category as a Percentage of Total Revenue
	2009	2008	2007
License revenue	23%	31%	34%
Maintenance revenue	53	47	44
Consulting and training service revenue	24	22	22

	100%	100%	100%

Revenue results for 2009 reflect weak license sales as customers reduced the amount of their purchases and delayed purchasing decisions in an adverse macroeconomic environment. Additionally, compared to the prior year, revenue in 2009 was negatively impacted by unfavorable changes in foreign currency exchange rates in most foreign currencies in which we do business. While our maintenance and services businesses performed well in the first half of 2009, economic conditions and declines in license revenue had a negative impact on our maintenance and service businesses in the second half of 2009.

Revenue growth in 2008 reflects revenue from acquired businesses, particularly CoCreate which we acquired on November 30, 2007. Results for 2007 did not include CoCreate revenue, while results for 2008 included ten months of CoCreate revenue ($68.1 million). Total revenue in 2008 benefited from favorable changes in foreign currency exchange rates in foreign currencies in which we do business. The increase in revenue in 2008 also reflects organic growth of our Windchill solutions and growth in maintenance revenue. These increases were partially offset by declines in consulting and training service revenue related to our MCAD solutions, particularly in North America. A portion of this decline was anticipated as we continue to work to improve our operating margins by developing our reseller and partner channel to offer these services to customers directly. We also experienced lower than anticipated revenue from our computer-based training products.

License Revenue

2009 compared to 2008

License revenue in 2009 decreased year over year in every region and across most of our major product families. License revenue in North America, Europe and Asia-Pacific declined $14.3 million (14%), $63.6 million (49%) and $41.7 million (42%), respectively. Overall license revenue in 2009 was unfavorably impacted by approximately $7.2 million due to unfavorable foreign currency exchange rate movements.

2008 compared to 2007

License revenue in 2008 reflects growth in Europe of $27.4 million (27%), partially offset by an $8.1 million (7%) decline in North America and a $3.9 million (6%) decline in the Pacific Rim. Growth in license revenue in 2008 was primarily due to sales of CoCreate products, which contributed $16.4 million of license revenue, and the impact of favorable currency movements. Changes in currency exchange rates, primarily the Euro, favorably impacted license revenue by $15.4 million in 2008.

In 2008, Pro/ENGINEER new seat license revenue growth of 6% was offset by a 16% decrease in revenue from Pro/ENGINEER upgrades and modules. We believe that our Pro/ENGINEER upgrades and modules license revenue in the first half of 2008 was negatively impacted by the end of the Pro/ENGINEER Wildfire 3.0 product cycle and the launch of Pro/ENGINEER Wildfire 4.0 in January 2008 as customers may have deferred purchases of those items until they have implemented Wildfire 4.0. License sales of our PLM products were up 9% in 2008, primarily due to higher sales of Windchill PDMLink. Total Windchill license revenue relative to the number of new seats varies quarter to quarter based on the type and volume of seats sold. In 2008, we sold proportionately more light user seats, which have a lower price than heavy user seats. We believe this reflects increased adoption of Windchill beyond the engineering organization as heavy user seats are used by engineers while light user seats are used outside the engineering function.

Maintenance Revenue

Maintenance revenue represents renewals of seats under maintenance and maintenance on new seat licenses. In 2009 and 2008, maintenance revenue was impacted by foreign currency exchange rate movements and sales of acquired products, primarily CoCreate products.

2009 compared to 2008

In 2009, our maintenance revenue was adversely impacted by the global economic climate and significant declines in license revenue. This resulted in a decrease in maintenance revenue, particularly in the second half of 2009, which we expect may continue in the near term. The decline in maintenance revenue in 2009 reflects a 1% decrease in seats under maintenance as of the end of 2009 compared to the end of 2008, including a 2% decrease in Pro/ENGINEER seats and a 1% decrease in Windchill seats. Maintenance revenue in 2009 includes $10.7 million more CoCreate maintenance revenue than 2008 due to the fact that 2008 results included only 10 months of CoCreate revenue whereas 2009 included a full year of CoCreate revenue. Maintenance revenue in 2009 was unfavorably impacted by $19.0 million as a result of foreign currency exchange rate movements.

2008 compared to 2007

The growth in maintenance revenue in 2008 reflects a 28% increase in seats under maintenance as of the end of 2008 compared to the end of 2007, including a 4% increase in Pro/ENGINEER seats and a 28% increase in Windchill seats. In addition, the growth reflects the addition of CoCreate maintenance customers and favorable foreign currency exchange rate movements. CoCreate maintenance contributed $47.1 million of revenue in 2008. Maintenance revenue in 2008 was favorably impacted by $29.5 million as a result of foreign currency exchange rate movements.

Consulting and Training Revenue

Significantly reduced year-over-year license revenue, particularly Windchill license revenue, began to have an adverse impact on services revenue in the third and fourth quarters of 2009. This is due to the fact that new licenses, particularly of our PLM solutions, typically carry new services engagements as well. Although we have pending service engagements that we expect to perform, recent and continuing declines in new licenses sold have had, and may continue to have, an adverse effect on future services revenue.

One of our strategic initiatives is to continue to expand our services ecosystem by adding strategic services partners who can focus on smaller engagements, enabling us to focus on larger engagements. This strategy has resulted in a concentration of our services engagements among a smaller number of customers. Our revenue includes a consulting and training service engagement with a large European customer that has benefited all periods presented.

2009 compared to 2008

The decrease in consulting and training service revenue reflects a $6.3 million (16%) decline in training revenue and a $4.3 million (2%) decline in consulting services revenue. Consulting services revenue in 2009 reflects an $8.0 million (15%) decrease in Asia-Pacific offset by a $4.0 million (5%) increase in Europe.

2008 compared to 2007

The increase in consulting and training service revenue reflects an increase in consulting revenue of $17.6 million (10%) and an increase in training revenue of $6.8 million (21%). The increase in consulting and training service revenue in 2008 was primarily the result of continued growth in training services and Windchill implementation consulting in Europe and Asia-Pacific. Consulting services revenue in Europe and Asia-Pacific was up $12.3 million (17%) and $10.9 million (26%), respectively. These increases were partially offset by a $5.6 million (8%) decline in consulting services revenue in North America.

Revenue from Individual Customers

We enter into customer contracts that may result in revenue being recognized over multiple reporting periods. Accordingly, revenue recognized in a current period may be attributable to contracts entered into during the current period or in prior periods. License and/or consulting and training service revenue of $1 million or more recognized from individual customers in a single quarter during the fiscal year was $126.8 million, $165.2 million and $155.3 million in 2009, 2008 and 2007, respectively. This revenue represented 29% of total license and consulting and training service revenue in 2009, 2008 and 2007. The declines in this revenue in 2009 were primarily declines in license revenue, which we attribute to the unfavorable macroeconomic environment.

Revenue by Geographic Region

	2009	Percent Change		2008	Percent Change		2007
		Actual	Constant Currency		Actual	Constant Currency
	(Dollar amounts in millions)
Revenue by region:
North America	$351.4	(4)%	(4)%	$364.7	—%	—%	$365.0
Europe	373.2	(17)%	(6)%	450.3	27%	15%	353.4
Asia-Pacific	213.6	(16)%	(20)%	255.3	15%	9%	222.9

	$938.2	(12)%	(9)%	$1,070.3	14%	8%	$941.3

Revenue by region as a % of total revenue:

	2009	2008	2007
North America	37%	34%	39%
Europe	40%	42%	37%
Asia-Pacific	23%	24%	24%

We believe the Asia-Pacific region, particularly China, continues to present an important growth opportunity because global manufacturing companies have continued to invest in that region and the market in that region for both our PLM solutions and MCAD solutions is relatively unsaturated. Economic growth in the United States slowed in 2008 and macroeconomic conditions deteriorated significantly in the last quarter of 2008 and first half of 2009. In the second half of 2009, we began to see some recovery in North America. We expect the recovery to follow in Europe, followed by Asia-Pacific. The Europe region has a consulting and training service engagement with a large customer that has benefitted all periods presented.

North America

2009 compared to 2008

Revenue in North America in 2009 reflects a year-over-year decline of $14.3 million (14%) in license revenue, partially offset by $3.2 million (2%) growth in maintenance revenue. Our reseller channel revenue declined 7% in North America in 2009.

2008 compared to 2007

Revenue in North America in 2008 reflects year-over-year declines of $8.1 million (7%) in license revenue and $4.2 million (5%) in consulting and training service revenue offset by $11.9 million (7%) growth in maintenance revenue. Our reseller channel revenue grew in excess of 12% in North America in 2008 as we continued to increase our use of channel partners.

Europe

2009 compared to 2008

Revenue in Europe in 2009 reflects year-over-year declines of $63.6 million (49%) in license revenue and $14.3 million (6%) in maintenance revenue offset by $0.8 million (1%) growth in consulting and training service revenue. European revenue in 2009 was unfavorably impacted by foreign currency exchange rate movements, particularly with respect to the Euro. At foreign currency exchange rates consistent with the prior year, revenue in 2009 would have been higher by $49.1 million. Excluding the impact of currency movements, revenue in 2009 reflects a $55.2 million (43%) decline in license revenue, partially offset by a $15.1 million (15%) increase in consulting and training services revenue and a $12.1 million (5%) increase in maintenance revenue.

2008 compared to 2007

Revenue in Europe included growth in both organic revenue across all lines of business and revenue from acquired products, particularly CoCreate products. Organic revenue in Europe in 2008 grew 16% and the sale of CoCreate products and services in Europe contributed $37.5 million of revenue in 2008. Revenue was favorably impacted $44.9 million by foreign currency exchange rate movements.

Asia-Pacific

2009 compared to 2008

Revenue in Asia-Pacific in 2009 reflects year-over-year declines of $14.1 million (12%) in Japan and $27.6 million (20%) in the Pacific Rim. The decline in Japan’s revenue, which comprised 49% of total Asia-Pacific revenue in 2009, consisted of a $22.6 million decrease in license revenue partially offset by:

•	an $8.3 million increase in maintenance revenue;

•	favorable changes in the Yen exchange rate relative to the U.S. dollar (an impact of $11.8 million); and

•	an increase in revenue from CoCreate products of $2.3 million.

The decline in revenue in the Pacific Rim primarily consisted of a decrease in license revenue of $19.2 million and a decrease in consulting and training service revenue of $9.1 million.

2008 compared to 2007

Revenue in Asia-Pacific in 2008 reflects year-over-year growth of $11.6 million (9%) in the Pacific Rim and $20.8 million (21%) growth in Japan. The increase in revenue in the Pacific Rim in 2008 was attributable to 19% growth in maintenance revenue and 31% growth in consulting and training service revenue. Growth in Japan was primarily attributable to higher maintenance revenue from acquired products, particularly CoCreate products. Revenue from the sale of CoCreate products and services in Japan contributed $20.3 million of revenue in 2008, including $13.8 million of maintenance revenue.

Revenue from Our Reseller Channel

Our diverse and geographically dispersed resellers focus on smaller businesses, enabling our direct sales force to focus on larger sales opportunities. Total sales from our reseller channel were:

	2009	Percent Change	2008	Percent Change	2007
	(Dollar amounts in millions)
Revenue	$235.2	(13)%	$271.9	39%	$195.2
% of total revenue	25%		25%		21%

The decline in 2009 reflects decreases in all major geographic regions. Excluding CoCreate revenue, our channel revenue in 2009 and 2008 was down 16% and up 17%, respectively, year over year. Despite the decline in 2009, we expect our channel revenue to comprise a growing percentage of our total revenue as we continue to focus on expanding our use of resellers.

We attribute the revenue increase from our reseller channel in 2008 to our efforts to expand our reseller channel, to the success of Pro/ENGINEER Wildfire among small- and medium-size businesses and to sales of acquired CoCreate, Arbortext and Mathsoft products. In 2008 compared to 2007, growth came from all major geographic regions and was the result of organic revenue growth, the addition of CoCreate channel revenue and the impact of favorable foreign currency exchange rate movements.

Costs and Expenses

	2009	Percent Change	2008	Percent Change	2007
	(Dollar amounts in millions)
Costs and Expenses
Cost of license revenue	$30.0	—%	$30.1	72%	$17.5
Cost of service revenue	279.8	(7)%	300.7	10%	273.3
Sales and marketing	301.4	(2)%	306.9	5%	292.2
Research and development	188.5	4%	182.0	12%	162.4
General and administrative	80.6	(8)%	87.8	10%	79.8
Amortization of acquired intangible assets	15.6	—%	15.6	109%	7.5
In-process research and development	0.3	(84)%	1.9	247%	0.5
Restructuring and other charges	22.7	13%	20.1	31%	15.3

Total costs and expenses	$918.9	(3)%*	$945.1	11%*	$848.5

*	On a consistent foreign currency basis from the prior period, total costs and expenses increased 2% from 2008 to 2009 and increased 7% from 2007 to 2008.

Total Costs and Expenses

2009 compared to 2008

Costs and expenses in 2009 decreased primarily as a result of foreign currency exchange rate movements ($41.0 million). If actual reported results were converted into U.S. dollars based on the corresponding prior year’s foreign currency exchange rates, 2009 expenses would have been $959.9 million.

Headcount was 5,165 at September 30, 2009, compared to 5,087 at September 30, 2008. The net increase in headcount was primarily due to:

•	an increase in research and development personnel resulting primarily from our strategic decision to increase our investment in product development;

•	an increase of an aggregate of more than 70 employees from our 2009 acquisitions of Synapsis and Relex; and

•	an increase in headcount in locations where labor costs are lower.

These increases in headcount were offset by the effects of our cost reduction and containment measures undertaken in the second, third and fourth quarters of 2009 (described in “Executive Overview” above).

Total costs and expenses in 2009 compared to 2008 reflect an $11.6 million decrease in commissions due to lower sales and a $6.0 million decrease in performance-based compensation as our 2009 performance-based plans were not earned in full.

2008 compared to 2007

Total costs and expenses were adversely impacted by foreign currency exchange rates as costs and expenses incurred in Europe and Asia-Pacific were translated into U.S. Dollars. Also, headcount increased to 5,087 at the end of 2008 compared to 4,449 at the end of 2007, due in part to acquisitions completed in 2008 and investments to support our business. Total costs and expenses in 2008 compared to 2007 reflect the following:

•

acquisitions completed in 2008, particularly CoCreate in the first quarter of 2008, that added operating costs and increased headcount by an aggregate of more than 250 employees as of the end of 2008 compared to the end of 2007;

•	planned spending to support revenue growth, including increasing our services delivery capacity and higher sales commission expense;

•	amortization expense, primarily associated with acquired intangible assets, which totaled $35.5 million in 2008 compared to $14.9 million in 2007; and

•	$20.1 million of restructuring charges incurred in 2008 compared to $15.3 million in 2007.

Cost of License Revenue

	2009	Percent Change	2008	Percent Change	2007
	(Dollar amounts in millions)
Cost of license revenue	$30.0	—%	$30.1	72%	$17.5
% of total revenue	3%		3%		2%
% of total license revenue	14%		9%		6%

Our cost of license revenue consists of fixed and variable costs associated with reproducing and distributing software and documentation as well as royalties paid to third parties for technology embedded in or licensed with our software products. Year over year, cost of license revenue as a percentage of license revenue was higher in 2009 due primarily to fixed costs that did not decrease with license revenue declines in 2009 compared to 2008. The increase in cost of license revenue in 2008 compared to 2007 was due primarily to higher amortization of acquired software intangible assets of $12.5 million, primarily attributable to the acquisition of CoCreate in 2008. Cost of license revenue as a percent of license revenue can vary depending on product mix sold and the effect of fixed and variable royalties and the level of amortization of acquired software intangible assets.

Cost of Service Revenue

	2009	Percent Change	2008	Percent Change	2007
	(Dollar amounts in millions)
Cost of service revenue	$279.8	(7)%	$300.7	10%	$273.3
% of total revenue	30%		28%		29%
% of total service revenue	39%		41%		44%
Service headcount	1,401	(3)%	1,441	15%	1,256

Our cost of service revenue includes costs associated with consulting, training and customer support personnel, such as salaries and related costs; third-party subcontractor fees; costs associated with the release of maintenance updates (including related royalty costs); and facility costs. Service margins can vary based on the product mix sold in the period. Margins on maintenance revenue are significantly higher than on consulting and training service revenue. Maintenance revenue comprised 69% and 68% of total service revenue in 2009 and 2008, respectively, compared to 66% in 2007. Service margins improved in 2009 and 2008 primarily due to a higher mix of maintenance revenue.

Cost of service revenue was lower in 2009 compared to 2008 due to total compensation (including salaries, commissions, bonuses, and stock-based compensation), benefits and travel costs which were $11.7 million lower and the cost of third-party consulting services which was $7.8 million lower due to decreases in consulting and training services revenue. Year-end headcount reflects cost reduction actions taken in 2009.

Year-end services headcount for 2008 included increases from acquisitions as well as increases in our services delivery capacity in certain regions. Total salaries, commissions, benefits and travel costs were higher by an aggregate of $16.5 million in 2008 compared to 2007. The cost of third-party consulting services was $11.2 million higher in 2008 compared to 2007 due to the use of such services in support of increases in consulting and training services revenue.

Sales and Marketing

	2009	Percent Change	2008	Percent Change	2007
	(Dollar amounts in millions)
Sales and marketing expenses	$301.4	(2)%	$306.9	5%	$292.2
% of total revenue	32%		29%		31%
Sales and marketing headcount	1,295	(5)%	1,369	17%	1,166

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. Our compensation, benefits and travel expenses were lower by an aggregate of $7.1 million in 2009 compared to 2008, primarily due to commissions, which were lower by $10.0 million as a result of lower revenue. In addition, expenses were lower by $2.6 million primarily as a result of our decision to cancel the 2009 annual sales incentive meeting. Our compensation, benefits and travel costs were higher by an aggregate of $16.0 million in 2008 compared to 2007 (including an increase of $3.2 million related to stock-based compensation). Sales and marketing costs were higher in 2008 due to planned increases, including by acquisition, in headcount and higher commissions to support increased license and service revenue.

Research and Development

	2009	Percent Change	2008	Percent Change	2007
	(Dollar amounts in millions)
Research and development expenses	$188.5	4%	$182.0	12%	$162.4
% of total revenue	20%		17%		17%
Research and development headcount	1,936	10%	1,753	13%	1,547

Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Major research and development activities include developing new releases of our software. Year-end headcount includes increased staffing for certain research and development initiatives due to our strategic decision to increase our investment in research and development, as well as from acquisitions. Total compensation, benefits and travel costs were higher in 2009 by $1.4 million compared to 2008 primarily due to higher salaries and benefits as a result of higher research and development headcount. These salary increases were partially offset by a decrease of $3.1 million in total cash-based incentive compensation expense as the performance criteria under our incentive plans were not achieved in full. Total salaries, benefits and travel costs were higher in 2008 compared to 2007 by an aggregate of $16.6 million (including an increase of $2.2 million related to stock-based compensation).

General and Administrative

	2009	Percent Change	2008	Percent Change	2007
	(Dollar amounts in millions)
General and administrative expenses	$80.6	(8)%	$87.8	10%	$79.8
% of total revenue	9%		8%		8%
General and administrative headcount	522	2%	511	10%	465

Our general and administrative (G&A) expenses include the costs of our corporate, finance, information technology, human resources, legal and administrative functions, as well as bad debt expense. G&A expenses also include costs associated with outside professional services, including accounting and legal fees. Total compensation, benefits and travel costs were lower in 2009 compared to 2008 by an aggregate of $2.0 million including a decrease of $1.1 million in cash-based incentive compensation expense as the performance criteria under our incentive plans were not achieved in full. G&A expenses also include costs associated with outside professional services, including accounting and legal fees. These costs were $2.9 million lower in 2009 primarily because 2008 included approximately $2.8 million of costs for outside professional services incurred in connection with an Audit Committee investigation and restatement of prior period financial statements completed in the first quarter of 2008.

Total salaries, benefits and travel costs were higher in 2008 compared to 2007 by an aggregate of approximately $5.9 million. Our G&A expenses in 2008 included approximately $2.8 million of costs for outside professional services incurred primarily in connection with an Audit Committee investigation and restatement of prior period financial statements completed in the first quarter. Our G&A expenses in 2007 included costs for outside professional services incurred in connection with our corporate development initiatives, including $1.7 million related to potential acquisitions that did not close. Additionally, G&A expenses in 2007 included $1.1 million for professional fees incurred primarily in connection with the Audit Committee investigation completed in 2008 described above.

Amortization of Acquired Intangible Assets

	2009	Percent Change	2008	Percent Change	2007
	(Dollar amounts in millions)
Amortization of acquired intangible assets	$15.6	—%	$15.6	109%	$7.5
% of total revenue	2%		1%		1%

The amortization of acquired intangible assets line item on our statements of operations reflects the amortization of acquired non-product related intangible assets, primarily customer and trademark-related intangible assets, recorded in connection with completed acquisitions. The increase in 2008, compared to 2007, was primarily due to amortization of intangible assets resulting from the CoCreate acquisition completed in the first quarter of 2008.

Our acquisition of CoCreate in the first quarter of 2008 resulted in an increase in acquired intangible assets of $131.0 million. Acquired intangible assets consisted of $72.5 million of customer relationship intangibles, $55.1 million of purchased software, $2.3 million of trademarks, and $1.1 million of non-compete agreements and other, which are being amortized over estimated weighted average useful lives of 11 years, 8 years, 9 years and 1.5 years, respectively.

In-process Research and Development

	2009	Percent Change	2008	Percent Change	2007
	(Dollar amounts in millions)
In-process research and development	$0.3	(84)%	$1.9	247%	$0.5
% of total revenue	—%		—%		—%

In-process research and development costs are related to acquired research and development projects that were in process at the respective acquisition date and for which technological feasibility had not yet been established and for which there was no alternative future use. The value of the purchased in-process research and development was determined using the residual income approach, which discounts expected future cash flows from projects under development to their net present value.

The in-process research and development charge in 2009 was from our Relex acquisition; in 2008 was from our CoCreate and DHI acquisitions; and in 2007 was from our NC Graphics acquisition.

Restructuring and Other Charges

	2009	Percent Change	2008	Percent Change	2007
	(Dollar amounts in millions)
Restructuring and other charges	$22.7	13%	$20.1	31%	$15.3
% of total revenue	2%		2%		2%

Restructuring charges in the periods reported were primarily associated with reductions in workforce and excess facility obligations to reduce our cost structure and to improve profitability. Given the challenging macroeconomic environment and lower revenue, we implemented workforce reductions and facility consolidations beginning in the second quarter of 2009. As a result, in 2009 we recorded restructuring charges of $22.7 million. The restructuring charges included $21.9 million for severance and related costs associated with 382 employees notified of termination during 2009 and $0.8 million of charges related to excess facilities.

The 2008 charge included $10.7 million for severance and related costs associated with 185 employees notified of termination during 2008 as a result of our initiative to globalize certain functions to be in closer proximity to the operations they support and/or to lower cost regions. The 2008 charge also included $7.9 million of costs related to excess facilities. In 2008, we also recorded $1.5 million for costs incurred in connection with our integration of CoCreate.

We recorded a restructuring charge of $15.3 million in 2007. The restructuring charge included a $13.2 million charge for severance and related costs associated with 262 employees notified of termination in 2007 and $2.1 million related to excess facilities. The charges for excess facilities were primarily related to gross lease commitments in excess of estimated sublease income for excess facilities.

In 2009, 2008 and 2007, we made cash payments related to restructuring and other charges (including payments relating to restructuring and other charges recorded prior to 2007) of $24.7 million, $25.1 million and $14.7 million, respectively. Amounts not yet paid at September 30, 2009 relating to restructuring and other charges taken during the current and all prior periods are $15.8 million and primarily relate to severance. Of the total amount accrued at September 30, 2009, we expect to make cash disbursements within the next twelve months of approximately $15 million for restructuring charges incurred in 2009 and prior periods.

Non-Operating Income (Expense)

	2009	2008	2007
	(in millions)
Interest income	$4.6	$10.1	$9.9
Interest expense	(3.2)	(7.8)	(0.6)
Other expense, net	(3.5)	(8.6)	(2.4)

Interest Income

Interest income represents earnings on the investment of our available cash balances. Interest income decreased in 2009 as a result of lower interest rates and lower cash balances. Interest income in 2008 reflects a modest increase in average cash balances over 2007.

Interest Expense

Interest expense is primarily related to interest on borrowings under our revolving credit facility. In 2008, we borrowed $220 million under the credit facility in connection with our acquisition of CoCreate. The average interest rate was 3.2% in 2009 compared to 5.5% in 2008. As of September 30, 2009, of the original amount borrowed we had an outstanding balance of $57.9 million. Prior to 2008, we did not have any outstanding borrowings under this credit facility.

Other Expense, Net

Other expense, net includes costs of hedging contracts, certain realized and unrealized foreign currency transaction gains or losses, and foreign exchange gains or losses resulting from the required period-end currency remeasurement of the assets and liabilities of our subsidiaries that use the U.S. dollar as their functional currency. Because a large portion of our revenue and expenses is transacted in foreign currencies, we engage in hedging transactions involving the use of foreign currency forward contracts, primarily in Western European and Asian currencies, to reduce our exposure to fluctuations in foreign exchange rates. The increase in other expense, net in 2008 was due primarily to a $6.2 million non-cash loss described below and higher foreign exchange losses, partially offset by a one-time benefit of $1.3 million related to a legal settlement.

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

Income Taxes

Our effective tax rate has fluctuated significantly in each of the past three years due primarily to the impact of discrete events, such as the release of a substantial portion of a U.S. valuation allowance and the settlements of tax audits, which created one-time income tax benefits. In 2009, our effective tax rate was a benefit of 84% on pre-tax income of $17.2 million compared to a provision of 33% in 2008 on pre-tax income of $118.9 million and a benefit of 44% in 2007 on pre-tax income of $99.7 million.

In 2009, our effective tax rate differed from the 35% statutory federal income tax rate due primarily to:

•	a $7.6 million one-time benefit recorded in the second quarter of 2009 in connection with litigation in a foreign jurisdiction;

•	foreign taxes at a net effective tax rate lower than the U.S. rate, net of a $6 million provision related to a research and development (R&D) cost sharing pre-payment by a foreign subsidiary;

•	a $2.2 million tax benefit related to settlement of a foreign tax audit in the fourth quarter of 2009; and

•	a $1.2 million tax benefit related to R&D tax credits triggered by a retroactive extension of the tax credit enacted during the first quarter of 2009.

In 2008, our effective tax rate of 33% was lower than the 35% statutory federal income tax rate due primarily to the benefit of foreign taxes paid at a net effective tax rate lower than that in the U.S. The net tax benefit recorded in 2007 was principally due to a tax benefit of $58.9 million recorded upon our decision in the third quarter of 2007 to release a substantial portion of the valuation allowance recorded against net deferred tax assets in the U.S. and a foreign jurisdiction as well as a net tax benefit of $3.9 million recorded in the third quarter of 2007 from the favorable outcome of a tax refund claim in the U.S.

Excluding the effect of these discrete items, our income tax (benefit) provision in 2009, 2008 and 2007 consisted primarily of taxes owed in relation to the income generated in the U.S. (in 2008 and 2007) and by our foreign subsidiaries as well as withholding taxes that we incurred in the U.S. in connection with certain foreign operations. In 2009, we were able to fully benefit withholding taxes incurred in the U.S.

As of September 30, 2009, we have a remaining valuation allowance of $23.2 million against net deferred tax assets in the U.S. and a remaining valuation allowance of $23.1 million against net deferred tax assets in certain foreign jurisdictions. The valuation allowance recorded against net deferred tax assets in the U.S. consists of $17.8 million for foreign tax credits, $2.6 million for research and development credits and $2.7 million for capital losses that we have determined are not likely to be realized; and $0.1 million for certain state net operating loss carryforwards that will likely expire without being utilized. The valuation allowance recorded against net deferred tax assets of certain foreign jurisdictions is established primarily for our net operating loss carryforwards that will likely expire without being used.

At September 30, 2009, we have a net deferred tax asset balance of $123.5 million primarily relating to our U.S. operations. We have concluded, based on the weight of available evidence, that our net deferred tax assets are more likely than not to be realized in the future. In arriving at this conclusion, we evaluated all available evidence, including our pre-tax results for the last three years (adjusted for permanent differences), the circumstances of a pre-tax loss generated in the U.S. in the most recent fiscal year and our forecast of future taxable income. We reassess our valuation allowance requirements each financial reporting period. If our results in 2010 do not improve in our U.S. operations, our assessment may indicate that a valuation allowance is required.

In the normal course of business, PTC and its subsidiaries are examined by various taxing authorities, including the Internal Revenue Service (IRS) in the United States. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. We are currently under audit by tax authorities in several foreign jurisdictions. Audits by tax authorities typically involve examination of the deductibility of certain permanent items, limitations on net operating losses and tax credits. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in material changes in our estimates. In 2009, we closed the IRS examination of PTC’s U.S. federal tax years 2005 through 2007. The completion of the examination resulted in a decrease of $9.4 million to the tax reserve and a net tax benefit of $0.3 million. We also settled a foreign tax audit in the fourth quarter of 2009 resulting in a tax benefit of $2.2 million. In 2007, we recorded a net tax benefit of $3.9 million from the favorable outcome of a tax refund claim in the U.S.

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

Critical Accounting Policies and Estimates

We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our reported revenues, results of operations, and net income, as well as on the value of certain assets and liabilities on our balance sheet. These estimates, assumptions and judgments are necessary because future events and their effects on our results and the value of our assets cannot be determined with certainty, and are made based on our historical experience and on other assumptions that we believe to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time.

The accounting policies, methods and estimates used to prepare our financial statements are described generally in Note B of “Notes to Consolidated Financial Statements”. The most important critical accounting judgments and estimates that we made in preparing the financial statements involved:

•	revenue recognition;

•	accounting for income taxes;

•	valuation of assets and liabilities of business combinations;

•	valuation of goodwill;

•	accounting for pensions;

•	allowance for accounts and other receivables; and

•	restructuring charges.

A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Critical accounting policies require us to make assumptions about matters that are highly uncertain at the time of the estimate, and different estimates that we could have used, or changes in the estimates that are reasonably likely to occur, may have a material impact on our financial condition or results of operations. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates.

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

•

determining whether service arrangements, including modifications and customization of the underlying software, are not essential to the functionality of the licensed software and thus would result in the revenue for license and service elements of an agreement being recorded separately; and

•	determining the fair value of services and maintenance elements included in multiple-element arrangements, which is the basis for allocating and deferring revenue for such services and maintenance.

We derive revenues from three primary sources: (1) software licenses, (2) maintenance services and (3) consulting and training services. Revenue by type for 2009, 2008 and 2007 was as follows:

	Year ended September 30,
	2009	2008	2007
	(in thousands)
License revenue	$212,710	$332,380	$317,301
Maintenance services revenue	499,117	501,066	411,522
Consulting and training services revenue	226,358	236,884	212,456

Total revenue	$938,185	$1,070,330	$941,279

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

Our software is distributed primarily through our direct sales force. In addition, we have an indirect distribution channel through alliances with resellers and, for our Mathcad products, with distributors. Approximately 25% of our total revenue in 2009 was generated from our indirect distribution channel. Revenue arrangements with resellers are recognized on a sell-through basis; that is, when we deliver the product to the end-user customer. We do not offer contractual rights of return, stock balancing, or price protection to our resellers, and actual product returns from them have been insignificant to date. As a result, we do not maintain reserves for reseller product returns and related allowances. In contrast, revenue arrangements with distributors of our Mathcad products have a contractual right to exchange product and are recognized on a sell-in basis; that is, when we ship the products to the distributor. As of September 30, 2009, 2008 and 2007, the value of Mathcad product inventory held by distributors and the accrual that we have recorded for estimated product returns were not material.

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

Our software arrangements often include implementation and consulting services that are sold under consulting engagement contracts or as part of the software license arrangement. When we determine that such services are not essential to the functionality of the licensed software, we record revenue separately for the license and service elements of these arrangements, provided that appropriate evidence of fair value exists for the undelivered services (see discussion below). Generally, we consider that a service is not essential to the functionality of the software based on various factors, including if the services may be provided by independent third parties experienced in providing such consulting and implementation in coordination with dedicated customer personnel and whether the services result in any modification or customization of the software functionality. If an arrangement does not qualify for separate accounting of the license and service elements, then license revenue is recognized together with the consulting services using either the percentage-of-completion or completed-contract method of contract accounting. Contract accounting for both license and service elements is also applied to any software arrangements that include customer-specific acceptance criteria or where the license payment is tied to the performance of consulting services. Under the percentage-of-completion method, we estimate the stage of completion of contracts with fixed or “not to exceed” fees based on hours or costs incurred to date as compared with estimated total project hours or costs at completion. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized upon completion of the contract. When total cost estimates exceed revenues, we accrue for the estimated losses when identified. The use of the percentage-of-completion method of accounting requires significant judgment relative to estimating total contract hours or costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed and anticipated changes in salaries and other costs. When adjustments in estimated contract hours or costs are determined, such revisions may have the effect of adjusting, in the current period, the earnings applicable to performance in prior periods.

We generally use the residual method to recognize revenue from software arrangements that include one or more elements to be delivered at a future date, when evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements (i.e., maintenance, consulting and training services) based on vendor-specific objective evidence (VSOE) is deferred and the remaining portion of the total arrangement fee is allocated to the delivered elements (i.e., software license). If evidence of the fair value of one or more of the undelivered services does not exist, all revenues are deferred and recognized when delivery of all of those services has occurred or when fair values can be established. We determine VSOE of the fair value of services revenue based upon our recent pricing for those services when sold separately. For certain transactions, VSOE of the fair value of maintenance services is determined based on a substantive maintenance renewal clause within a customer contract. Our current pricing practices are influenced primarily by product type, purchase volume and customer location. We review services sold separately on a periodic basis and update, when appropriate, our VSOE of fair value for such services to ensure that it reflects our recent pricing experience. Any increase in our VSOE assumptions of the fair value of maintenance services or consulting and training services would decrease the amount allocated to license revenue.

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

As of September 30, 2009, we have a remaining valuation allowance of $46.3 million against net deferred tax assets. The valuation allowance includes $23.2 million recorded against net deferred tax assets in the U.S., consisting primarily of foreign tax credits. The valuation allowance also includes $23.1 million recorded against net deferred tax assets in certain foreign jurisdictions consisting primarily of net operating loss carryforwards that will likely expire without being utilized.

At September 30, 2009, we have a net deferred tax asset balance of $123.5 million primarily relating to our U.S. operations. We have concluded, based on the weight of available evidence, that our net deferred tax assets are more likely than not to be realized in the future. In arriving at this conclusion, we evaluated all available evidence, including our pre-tax results for the last three years (adjusted for permanent differences), the circumstances of a pre-tax loss generated in the U.S. in the most recent fiscal year and our forecast of future taxable income. We reassess our valuation allowance requirements each financial reporting period. If our results in 2010 do not improve in our U.S. operations, our assessment may indicate that a valuation allowance is required.

In the normal course of business, PTC and its subsidiaries are examined by various taxing authorities, including the Internal Revenue Service (IRS) in the United States. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. We are currently under audit by tax authorities in several foreign jurisdictions. Audits by tax authorities typically involve examination of the deductibility of certain permanent items, limitations on net operating losses and tax credits. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in material changes in our estimates.

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

The values assigned to deferred revenue reflect an amount equivalent to the estimated cost plus an appropriate profit margin to perform the services related to the acquired company’s software support contracts. Restructuring reserves include the severance costs related to terminating the employment of employees of the acquired company, planned closure of certain facilities and other costs associated with exiting activities of the acquired company.

Our estimates of fair value are based upon assumptions believed to be reasonable at that time, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur, which may affect the accuracy or validity of such assumptions, estimates or actual results.

Valuation of Goodwill

Our goodwill totaled $428.3 million and $405.2 million as of September 30, 2009 and 2008, respectively.

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

The goodwill impairment test prescribed by generally accepted accounting principles (GAAP) requires us to identify reporting units and to determine estimates of the fair values of our reporting units as of the date we test for impairment. To conduct these tests of goodwill, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeded its fair value, we would record an impairment loss equal to the difference between the carrying value of goodwill and its implied fair value. We estimate the fair values of our reporting units using discounted cash flow valuation models. Those models require estimates of future revenues, profits, capital expenditures, working capital and discount rates for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. We conduct our annual impairment test of goodwill and indefinite lived assets as of the end of the third quarter of each fiscal year. We completed our annual impairment review as of July 4, 2009 and concluded that no impairment charge was required as of that date. Revenue and operating margin projections are significant assumptions in our analysis. Adjusting those assumptions by 10% would not have had an impact on the results of our impairment analysis.

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

Accounting for Pensions

In the U.S., we sponsor a frozen pension plan covering mostly inactive participants. We make several assumptions that are used in calculating the expense and liability of this plan. These key assumptions include the expected long-term rate of return on plan assets and the discount rate. In selecting the expected long-term rate of return on assets, we consider the average future rate of earnings expected on the funds invested or to be invested to provide for the benefits under the pension plan. This includes considering the plan’s asset allocations and the expected returns likely to be earned over the life of this plan. The discount rate reflects the estimated rate at which an amount that is invested in a portfolio of high-quality debt instruments would provide the future cash flows necessary to pay benefits when they come due. In addition, our actuarial consultants determine the expense and liabilities of the plan using other assumptions for future experience, such as mortality rates. The actuarial assumptions used by us may differ materially from actual results due to changing market and economic conditions or longer or shorter life spans of the participants. Our actual results could differ materially from those we estimated, which could require us to record a greater amount of pension expense in future years. In determining our pension cost for 2009, 2008 and 2007, we used a discount rate of 7.50%, 6.25% and 5.75%, respectively, and an expected return on plan assets of 7.50% for each year.

Certain of our foreign subsidiaries also sponsor pension plans. Accounting and reporting for these plans requires the use of country-specific assumptions for discount rates and expected rates of return on assets. We apply a consistent methodology in determining the key assumptions that, in addition to future experience assumptions such as mortality rates, are used by our actuaries to determine our liability and expense for each of these plans. In determining our pension cost for 2009, 2008 and 2007, we used weighted average discount rates of 5.7%, 5.2% and 4.7%, respectively, and weighted average expected returns on plan assets of 6.2%, 5.7% and 3.8%, respectively.

In 2009 and 2008, our actual return on plan assets was a gain of $1.8 million and a loss of $13.2 million, respectively. Distress in the financial markets has caused, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuation of others. If actual returns continue to be below our expected rate of return, it will impact the amount and timing of future contributions and expense for these plans.

The most sensitive assumptions used in calculating the expense and liability of our pension plans are the discount rate and the expected return on plan assets. A 50 basis point change to our discount rate and expected return on plan assets assumptions would have changed our pension expense for the year ended September 30, 2009 by approximately $1 million. A 50 basis point decrease in our discount rate assumptions would increase our projected benefit obligation as of September 30, 2009 by approximately $12 million.

Allowance for Accounts and Other Receivables

Management judgment is required in assessing the collectibility of customer accounts and other receivables, for which we generally do not require collateral. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In determining the adequacy of the allowance for doubtful accounts, management specifically analyzes individual accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic conditions, accounts receivable aging trends and changes in our customer payment terms. Our customer base consists of large numbers of geographically diverse customers dispersed across many industries, and no individual customer comprised more than 10% of our net accounts receivable for any period presented. The following table summarizes our accounts receivable and related reserve balances at September 30, 2009 and 2008:

	September 30,
	2009	2008
	(Dollar amounts in thousands)
Gross accounts receivable	$171,920	$206,660
Allowances for doubtful accounts	(5,329)	(5,151)

Net accounts receivable	$166,591	$201,509

Accounts receivable reserves as a percentage of gross accounts receivable	3.1%	2.5%

If the financial condition of our customers deteriorated, additional allowances might be required, resulting in future operating expenses that are not included in the allowance for doubtful accounts. The allowance for bad debts as a percentage of gross accounts receivable varies depending on the level and timing of quarterly revenue as well as the timing of the resolution of specifically reserved doubtful accounts receivable, either via collection or write-off.

Restructuring Charges

We periodically record restructuring charges resulting from restructuring our operations (including consolidations and/or relocations of operations), changes to our strategic plan, or managerial responses to declines in demand, increasing costs, or other market factors. The determination of restructuring charges requires management judgment and may include costs related to employee benefits, such as costs of severance and termination benefits, and estimates of costs for future lease commitments on excess facilities, net of estimated future sublease income. In determining the amount of the facilities charge, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates are reviewed quarterly based on known real estate market conditions and the credit-worthiness of subtenants, and may result in revisions to established facility reserves. We had $4.0 million accrued as of September 30, 2009 related to excess facilities (compared to $11.7 million at September 30, 2008), representing gross lease commitments with agreements expiring at various dates through 2013 of approximately $10.2 million, net of committed sublease income of approximately $6.1 million and a present value factor of $0.1 million.

Liquidity and Capital Resources

	September 30,
	2009	2008	2007
	(in thousands)
Cash and cash equivalents	$235,122	$256,941	$263,271

Activity for the year included the following:
Cash provided by operating activities	$69,676	$222,240	$127,374
Cash used by investing activities	(62,877)	(287,031)	(55,149)
Cash (used) provided by financing activities	(32,452)	62,457	(1,024)
Cash provided by operating activities included the following:
Cash disbursements for restructuring and other charges	(24,701)	(25,080)	(14,716)
Cash used by investing activities included the following:
Cash paid to acquire businesses, net of cash acquired	(32,790)	(261,592)	(27,120)
Cash (used) provided by financing activities included the following:
Net (repayments) borrowings under revolving credit facility	(31,951)	88,139	—
Repurchases of common stock	(14,157)	(27,297)	(9,952)

We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. The portfolio is invested in short-term instruments to ensure cash is available to meet requirements as needed.

Cash and cash equivalents

2009 compared to 2008

The decrease in cash and cash equivalents in 2009 compared to 2008 was due primarily to:

•	$32.8 million used to acquire businesses;

•	$32.0 million used to repay borrowings under our revolving credit facility;

•	$30.1 million used to purchase property and equipment; and

•	$14.2 million used to repurchase common stock.

These uses of cash were partially offset by $69.7 million of cash provided by operations.

2008 compared to 2007

The decrease in cash and cash equivalents in 2008 compared to 2007 was due primarily to:

•	$261.6 million used to acquire businesses;

•	$27.3 million used to repurchase common stock; and

•	$25.4 million used to purchase property and equipment.

These uses of cash were partially offset by:

•	$222.2 million of cash provided by operations; and

•	$88.1 million of net borrowings under our revolving credit facility.

Cash provided by operating activities

2009 compared to 2008

The decrease in cash provided by operating activities was primarily due to:

•	lower profitability (income before income taxes decreased $101.7 million to $17.2 million in 2009 from $118.9 million in 2008);

•	income tax payments that were $22.3 million higher in 2009 compared to 2008; and

•	lower deferred revenue amounts at the end of 2009 compared to the end of 2008.

These uses of cash were partially offset by lower receivables as of September 30, 2009 compared to September 30, 2008. (Days sales outstanding was 62 days as of the end of 2009 compared to 61 days as of the end of 2008.)

2008 compared to 2007

The increase in cash provided by operating activities was primarily due to:

•	higher profitability (income before income taxes increased $19.2 million to $118.9 million in 2008 from $99.7 million in 2007); and

•	higher receivables collections in 2008 compared to 2007 (days sales outstanding decreased to 61 days as of the end of 2008 compared to 74 days as of the end of 2007).

Days sales outstanding at the end of 2007 was adversely affected by the timing of revenue recorded and the impact of extended payment term deals we offered to customers during 2007 and 2006.

We provided extended payment terms greater than twelve months on internally financed transactions (including revenue and imputed interest) accounting for approximately $26 million in each of 2009 and 2008 and $29 million in 2007. Other assets in the accompanying consolidated balance sheets include non-current receivables from customers related to extended payment term contracts totaling $10.5 million and $16.3 million at September 30, 2009 and 2008, respectively.

Cash used by investing activities

	2009	2008	2007
	(in thousands)
Cash used by investing activities included the following:
Acquisitions of businesses, net of cash acquired	$(32,790)	$(261,592)	$(27,120)
Additions to property and equipment	(30,087)	(25,439)	(24,057)
Acquisition of remaining equity interest in a controlled subsidiary	—	—	(3,972)

	$(62,877)	$(287,031)	$(55,149)

We have completed acquisitions of businesses in each of 2009, 2008 and 2007. In 2008, we paid, net of cash acquired, $247.5 million for CoCreate. Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements.

Cash provided (used) by financing activities

	2009	2008	2007
	(in thousands)
Cash (used) provided by financing activities included the following:
Net (repayments) borrowings under revolving credit facility	$(31,951)	$88,139	$—
Repurchases of common stock	(14,157)	(27,297)	(9,952)
Payments of withholding taxes in connection with vesting of stock-based awards	(4,389)	(10,724)	(6,533)
Proceeds from issuance of common stock	5,136	12,701	15,649
Excess tax benefits from stock-based awards	13,094	—	—
Other	(185)	(362)	(188)

	$(32,452)	$62,457	$(1,024)

Share Repurchase Authorization

Our Board of Directors has authorized us to use up to $100 million of cash from operations to repurchase shares of our common stock in open market purchases. This authorization will expire on May 31, 2010 unless earlier revoked. In 2009, we repurchased 1.2 million shares at a cost of $14.2 million leaving $80.6 million remaining under our current authorization. In 2008, we repurchased 1.7 million shares at a cost of $27.3 million, including 1.4 million shares at a cost of $22.0 million under a prior authorization. In 2007, we repurchased 0.6 million shares at a cost of $10.0 million. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued. Future repurchases of shares will reduce our cash balances.

Credit Facility

We have a revolving credit facility with a bank syndicate, under which we may borrow funds up to $230 million, repay the same in whole or in part and re-borrow at any time through February 20, 2011 when all amounts outstanding will be due and payable in full. Although we have the contractual right to borrow these funds under the credit facility, conditions in the credit markets may preclude our ability to draw those funds if we were to seek to do so.

On November 28, 2007, in connection with our acquisition of CoCreate, we borrowed $220 million under the credit facility in two tranches: $36 million that accrued interest at the Eurodollar-based borrowing rate, and an alternate currency loan of 124.6 million Euros, equivalent to $184 million at the borrowing date. The $36 million loan was repaid in full in 2008. In addition, to date we have repaid 85.0 million Euros of the alternate currency loan, including 23.3 million Euros in 2009. As of September 30, 2009, we had 39.6 million Euros outstanding under the revolving credit facility, which was equivalent to $57.9 million on that date. The current loan accrues interest at 1.8% per year and matures on February 26, 2010. Upon the due date, and subsequent due dates, we may either repay the amount outstanding or roll over the amount outstanding with new short term loans at the then current interest rates under the credit facility.

For a description of the terms and conditions of the credit facility, including limitations on our ability to undertake certain actions, see “Note H. Commitments and Contingencies” in the Notes to Consolidated Financial Statements of this Form 10-K.

Expectations for Fiscal 2010

We believe that existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements through at least the next twelve months.

During 2010, we expect to use cash to repurchase our shares and to repay the remaining amount outstanding under our revolving credit facility. Capital expenditures are currently anticipated to be approximately $25 million. In addition, we expect to make cash disbursements estimated at $15 million for restructuring charges incurred in 2009 and prior periods.

We have evaluated, and expect to continue to evaluate, possible strategic transactions on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible strategic transactions.

Our expected uses of cash could change, our cash position could be reduced and we may incur additional debt obligations to the extent we complete any significant acquisitions and/or pay any amounts, settlements or judgments related to significant legal matters.

Contractual Obligations

We lease office facilities and certain equipment under operating leases that expire at various dates through 2020, including an operating lease agreement related to our headquarters office in Needham, Massachusetts entered into in 2000, which expires in November 2012, subject to certain renewal rights. These leases qualify for operating lease accounting treatment and, as such, are not included on our balance sheet. At September 30, 2009, our contractual obligations, including future minimum lease payments, net of sublease income, under noncancellable operating leases, are as follows:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Operating leases(1)	$110.4	$36.9	$50.7	$11.1	$11.7
Purchase obligations(2)	26.0	17.3	7.0	1.4	0.3
Pension liabilities(3)	48.4	3.6	17.6	19.1	8.1
Unrecognized tax benefits(4)	16.9	—	—	—	—

Total	$201.7	$57.8	$75.3	$31.6	$20.1

(1)	The future minimum lease payments above include minimum future lease payments for excess facilities, net of expected sublease income under existing sublease arrangements. See Note H of “Notes to Consolidated Financial Statements.”
(2)	Purchase obligations represent minimum commitments due to third parties, including royalty contracts, research and development contracts, telecommunication contracts, information technology maintenance contracts in support of internal-use software and hardware and other marketing and consulting contracts. Contracts for which our commitment is variable based on volumes, with no fixed minimum quantities, and contracts that can be cancelled without payment penalties have been excluded. The purchase obligations included above are in addition to amounts included in current liabilities recorded on our September 30, 2009 consolidated balance sheet.
(3)	These obligations relate to our U.S. and international pension plans. These liabilities are not subject to fixed payment terms. Payments have been estimated based on the plans’ current funded status and actuarial assumptions. In addition, we may, at our discretion, make additional voluntary contributions to the plans. See Note M of “Notes to Consolidated Financial Statements” for further discussion.
(4)	As of September 30, 2009, we had recorded total unrecognized tax benefits of $16.9 million ($15.6 million net of tax benefits from other jurisdictions). This liability is not subject to fixed payment terms and the amount and timing of payments, if any, which we will make related to this liability are not known. See Note G of “Notes to Consolidated Financial Statements” for additional information.

As of September 30, 2009, we had letters of credit and bank guarantees outstanding of approximately $4.8 million (of which $1.4 million was collateralized), primarily related to the lease of our headquarters in Needham, Massachusetts.

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

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see “Note B. Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements of this Form 10-K.

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

Our non-U.S. revenues generally are transacted through our non-U.S. subsidiaries and typically are denominated in their local currency. In addition, our non-U.S. expenses that are incurred by our non-U.S. subsidiaries typically are denominated in their local currency. Approximately 63%, 66% and 61% of our total revenue was from sales to customers outside of North America in 2009, 2008 and 2007, respectively. Approximately 50%, 52% and 46% of our total expenses were incurred by our subsidiaries domiciled outside of North America in 2009, 2008 and 2007, respectively.

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

Our foreign currency risk management strategy is principally designed to mitigate the future potential financial impact of changes in the U.S. dollar value of balances denominated in foreign currency, resulting from changes in foreign currency exchange rates. Our foreign currency hedging program uses forward contracts to manage the foreign currency exposures that exist as part of our ongoing business operations. The contracts primarily are denominated in European currencies and Japanese Yen, and have maturities of less than three months.

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

As of September 30, 2009 and 2008, we had outstanding forward contracts with notional amounts equivalent to the following:

	September 30,
Currency Hedged	2009	2008
	(in thousands)
Euro/U.S. Dollar	$61,502	$61,678
British Pound/Euro	24,035	24,966
Indian Rupee/U.S. Dollar	19,969	19,930
Chinese Renminbi/U.S. Dollar	4,567	12,285
Japanese Yen/U.S. Dollar	4,843	10,073
All other	15,008	25,768

Total	$129,924	$154,700

Debt

As of September 30, 2009, the amount outstanding under our variable-rate revolving credit facility was 39.6 million Euros, which was equivalent to $57.9 million on that date. The current loan matures on February 26, 2010 and accrues interest at 1.8% per annum. Upon the due date, and subsequent due dates, we may either repay the amount outstanding or roll over the amount outstanding with new short term loans at the then current interest rates under the credit facility. This Euro-denominated loan is subject to foreign currency rate risk. Additionally, the entire amount is subject to interest rate risk as interest rates will be adjusted at the respective due date to the extent such amounts are not repaid. The impact would be partially mitigated by the floating rate interest earned on excess cash. If there was a hypothetical 10% change in interest rates, the annual net impact to earnings and cash flows would be approximately $0.1 million. This hypothetical change in cash flows and earnings has been calculated based on the borrowings outstanding at September 30, 2009 and the current interest rate of 1.8% per annum applied over a one-year period.

Cash and cash equivalents

As of September 30, 2009, cash equivalents were invested in highly liquid investments with maturities of three months or less when purchased. We invest our cash with highly rated financial institutions in North America, Europe and Asia-Pacific and in diversified domestic and international money market mutual funds. At September 30, 2009, we had cash and cash equivalents of $77.2 million in the United States, $100.8 million in Europe, $25.4 million in Japan and $31.7 million in other non-U.S. countries, principally in Asia-Pacific. Given the short maturities and investment grade quality of the portfolio holdings at September 30, 2009, a hypothetical 10% change in interest rates would not materially affect the fair value of our cash and cash equivalents.

Our invested cash is subject to interest rate fluctuations and, for non-U.S. operations, foreign currency risk. In a declining interest rate environment, we would experience a decrease in interest income. The opposite holds true in a rising interest rate environment. Over the past several years, the U.S. Federal Reserve Board, European Central Bank and Bank of England have changed certain benchmark interest rates, which have led to declines and increases in market interest rates. These changes in market interest rates have resulted in fluctuations in interest income earned on our cash and cash equivalents. Interest income will continue to fluctuate based on changes in market interest rates and levels of cash available for investment. Our consolidated cash balances were impacted favorably by $3.8 million and $8.6 million in 2009 and 2007, respectively, and unfavorably in 2008 by $4.0 million by the strengthening and weakening, respectively, of foreign currencies relative to the U.S. dollar, particularly the Euro and the Japanese Yen.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2009.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment and those criteria, our management concluded that, as of September 30, 2009, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of September 30, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears under Item 8.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

Election of Director

On November 19, 2009, PTC’s Board of Directors elected Mr. Paul A. Lacy as a Class II Director effective as of December 1, 2009 to serve until the 2010 Annual Meeting of Stockholders.

Mr. Lacy, age 62, was President and Secretary of Kronos Incorporated from May 2006 through June 2008. Prior to that, Mr. Lacy served as President, Chief Financial and Administrative Officer, Treasurer and Secretary of Kronos from November 2005 through April 2006, and as Executive Vice President and Chief Financial and Administrative Officer of Kronos from April 2002 through October 2005.

It has not yet been determined whether Mr. Lacy will be appointed to any committees of the Board.

Mr. Lacy’s compensation as a director for the current year is set forth in the table below.

Compensation Type	Value	Explanation of Terms
Meeting Fee	$2,000	Payable for each meeting of the Board of Directors and of any committee on which he serves that he attends.

Annual Cash Retainer	$8,750(1)

Annual Equity Retainer	$42,217(1)	Restricted stock that vests on the earlier of the date of the 2010 Annual Meeting of Stockholders and March 15, 2010, provided he remains a director on such date.

New Director Retention Equity Grant	$255,000	Restricted stock that vests in two substantially equal installments on each of December 1, 2010 and 2011, provided he remains a director on those dates.

(1)	The annual cash retainer and annual equity retainer were pro-rated for the remaining portion of the current year he will serve.

Consulting Agreement with a Director

On November 19, 2009, we entered into a Consulting Agreement with Professor Michael Porter, a director of PTC. Under the agreement, Professor Porter will consult with our executives on strategic matters and participate in preparing and presenting executive management seminars sponsored by us. In consideration for providing the strategic consulting services, we made a one-time grant of 12,995 shares of restricted stock to Professor Porter, 6,498 of which will vest on November 19, 2010 and 6,497 of which will vest on November 19, 2011. Professor Porter will also receive a fee of $15,000 for each executive management seminar in which he participates at our Boston-area Corporate Visitor Center and a fee of $30,000 per seminar for participation in other PTC-sponsored executive management seminars, up to an aggregate amount of $200,000 in such fees over the term of the agreement. The agreement will terminate on November 19, 2011 unless earlier terminated by either party. If we terminate the agreement without cause, vesting of all the shares will be accelerated to the termination date. If the agreement is terminated by us for cause or by Professor Porter, all unvested shares of restricted stock will be forfeited.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our directors and executive officers, including the qualifications of certain members of the Audit Committee of our Board of Directors, may be found in the sections captioned “Proposal 1: Elect Three Directors,” “Our Directors,” “The Committees of the Board,” “Certain Relationships” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in our 2010 Proxy Statement. We incorporate that information into this Item 10 by reference.

Our executive officers are:

Name	Age	Position
C. Richard Harrison	54	Chief Executive Officer
James E. Heppelmann	45	President and Chief Operating Officer
Barry F. Cohen	65	Executive Vice President, Strategic Services and Partners
Paul J. Cunningham	47	Executive Vice President, Worldwide Sales
Anthony DiBona	54	Executive Vice President, Global Maintenance Support
Robert C. Gremley	44	Executive Vice President, Corporate Marketing
Cornelius F. Moses	51	Executive Vice President and Chief Financial Officer
Brian A. Shepherd	44	Executive Vice President, Product Development
Aaron C. von Staats	43	Corporate Vice President, General Counsel and Secretary

Mr. Harrison has been our Chairman and Chief Executive Officer since March 2009. Prior to that, Mr. Harrison served as our Chief Executive Officer and President from March 2000 to March 2009. Mr. Harrison joined PTC in 1987.

Mr. Heppelmann has been our President and Chief Operating Officer since March 2009. Prior to that, Mr. Heppelmann served as our Executive Vice President and Chief Product Officer from February 2003 to March 2009. Mr. Heppelmann joined PTC in 1998.

Mr. Cohen has been our Executive Vice President, Strategic Services and Partners since August 2002. Mr. Cohen joined PTC in 1998.

Mr. Cunningham has been our Executive Vice President, Worldwide Sales since October 2002. Mr. Cunningham joined PTC in 1988.

Mr. DiBona has been our Executive Vice President, Global Maintenance Support since April 2003. Mr. DiBona joined PTC in 1998.

Mr. Gremley has been our Executive Vice President, Corporate Marketing since March 2009. Prior to that, Mr. Gremley served as Divisional Vice President, Marketing from October 2005 to March 2009 and as Senior Vice President, Marketing from October 2004 to September 2005. Mr. Gremley joined PTC in 1989.

Mr. Moses has been our Executive Vice President and Chief Financial Officer since June 2003. Mr. Moses joined PTC in 2003.

Mr. Shepherd has been our Executive Vice President, Product Development since March 2009. Prior to that, Mr. Shepherd served as Divisional Vice President, Product Management from October 2005 to March 2009, as Senior Vice President, Product Management from May 2005 to September 2005, and as Senior Vice President, Technical Marketing from October 2004 to May 2005. Mr. Shepherd joined PTC in 1996.

Mr. von Staats has been Corporate Vice President, General Counsel and Secretary since March 2008. Prior to that, he served as Senior Vice President, General Counsel and Clerk from February 2003 to February 2008. Mr. von Staats joined PTC in 1997.

Code of Business Conduct and Ethics

We have adopted a Code of Ethics for Senior Executive Officers that applies to our Chief Executive Officer, President, Chief Financial Officer, and Controller, as well as others. A copy of the Code of Ethics for Senior Executive Officers is publicly available on our website at www.ptc.com. If we make any substantive amendments to the Code of Ethics for Senior Executive Officers or grant any waiver, including any implicit waiver, from the Code of Ethics for Senior Executive Officers, to our Chief Executive Officer, President, Chief Financial Officer or Controller, we will disclose the nature of such amendment or waiver in a current report on Form 8-K.

ITEM 11.	Executive Compensation

Information with respect to director and executive compensation may be found under the headings captioned “Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” appearing in our 2010 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item with respect to security ownership and our equity compensation plans may be found under the headings captioned “Information About PTC Common Stock Ownership” and “Equity Compensation Plan Information” in our 2010 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item may be found under the headings “Independence,” “Review of Transactions with Related Persons” and “Transactions with Related Persons” appearing in our 2010 Proxy Statement. Such information is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

Information with respect to this item may be found under the heading “Information About Our Independent Registered Public Accounting Firm” appearing in our 2010 Proxy Statement. Such information is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of Form 10-K

2.	Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included in the Financial Statements per Item 15.1 above.

3.	Exhibits

The list of exhibits in the Exhibit Index is incorporated herein by reference.

(b) Exhibits

We hereby file the exhibits listed in the attached Exhibit Index.

(c) Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of November, 2009.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below, on the 24th day of November, 2009.

Signature	Title
(i) Principal Executive Officer:

/s/ C. RICHARD HARRISON C. Richard Harrison	Chief Executive Officer

(ii) Principal Financial and Accounting Officer:

/s/ CORNELIUS F. MOSES, III Cornelius F. Moses, III	Executive Vice President and Chief Financial Officer

(iii) Board of Directors:

/s/ C. RICHARD HARRISON C. Richard Harrison	Chairman of the Board of Directors

/s/ NOEL G. POSTERNAK Noel G. Posternak	Lead Independent Director

/s/ ROBERT N. GOLDMAN Robert N. Goldman	Director

/s/ DONALD K. GRIERSON Donald K. Grierson	Director

/s/ JAMES E. HEPPELMANN James E. Heppelmann	Director

/s/ MICHAEL E. PORTER Michael E. Porter	Director

/S/ ROBERT P. SCHECHTER Robert P. Schechter	Director

EXHIBIT INDEX

Exhibit Number		Exhibit
3.1(a)	—	Restated Articles of Organization of Parametric Technology Corporation adopted February 4, 1993 (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1996 (File No. 0-18059) and incorporated herein by reference).

3.1(b)	—	Articles of Amendment to Restated Articles of Organization adopted February 9, 1996 (filed as Exhibit 4.1(b) to our Registration Statement on Form S-8 (Registration No. 333-01297) and incorporated herein by reference).

3.1(c)	—	Articles of Amendment to Restated Articles of Organization adopted February 13, 1997 (filed as Exhibit 4.1(b) to our Registration Statement on Form S-8 (Registration No. 333-22169) and incorporated herein by reference).

3.1(d)	—	Articles of Amendment to Restated Articles of Organization adopted February 10, 2000 (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000 (File No. 0-18059) and incorporated herein by reference).

3.1(e)	—	Certificate of Vote of Directors establishing Series A Junior Participating Preferred Stock (filed as Exhibit 3.1(e) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 0-18059) and incorporated herein by reference).

3.1(f)	—	Articles of Amendment to Restated Articles of Organization adopted February 28, 2006 (filed as Exhibit 3.1(f) to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2006 (File No. 0-18059) and incorporated herein by reference).

3.2	—	By-Laws, as amended and restated, of Parametric Technology Corporation (filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 0-18059) and incorporated herein by reference).

4.1	—	Rights Agreement effective as of January 5, 2001 between Parametric Technology Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 0-18059) and incorporated herein by reference).

10.1.1*	—	Parametric Technology Corporation 2000 Equity Incentive Plan (filed as Exhibit 10.3 to our Current Report on Form 8-K dated March 10, 2009 (File No. 0-18059) and incorporated herein by reference).

10.1.2*	—	Form of Restricted Stock Agreement (Non-Employee Director) (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 0-18059) and incorporated herein by reference).

10.1.3*	—	Form of Restricted Stock Agreement (Employee) (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005 (File No. 0-18059) and incorporated herein by reference).

10.1.4*	—	Form of Restricted Stock Unit Certificate (U.S.) (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005 (File No. 0-18059) and incorporated herein by reference).

10.1.5	—	Form of Restricted Stock Unit Certificate (Non-U.S.) (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005 (File No. 0-18059) and incorporated herein by reference).

10.1.6*	—	Form of Incentive Stock Option Certificate (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005 (File No. 0-18059) and incorporated herein by reference).

Exhibit Number		Exhibit
10.1.7*	—	Form of Nonstatutory Stock Option Certificate (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005 (File No. 0-18059) and incorporated herein by reference).

10.1.8*	—	Form of Stock Appreciation Right Certificate (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005 (File No. 0-18059) and incorporated herein by reference).

10.2*	—	Parametric Technology Corporation 1997 Incentive Stock Option Plan (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 0-18059) and incorporated herein by reference).

10.3*	—	Amendment to Parametric Technology Corporation 1997 Incentive Stock Option Plan (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 (File No. 0-18059) and incorporated herein by reference).

10.4	—	Parametric Technology Corporation 1997 Nonstatutory Stock Option Plan (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 0-18059) and incorporated herein by reference).

10.6*	—	Parametric Technology Corporation 1996 Directors Stock Option Plan, as amended (filed as Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1999 (File No. 0-18059) and incorporated herein by reference).

10.7*	—	Amended and Restated Executive Agreement with C. Richard Harrison, Chief Executive Officer, dated June 26, 2008 (filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 27, 2008 (File No. 0-18059) and incorporated herein by reference).

10.8*	—	Form of Amended and Restated Executive Agreement entered into with each of Mr. Moses, Mr. Cohen, Mr. Cunningham, Mr. Heppelmann, Mr. DiBona, and Mr. von Staats (filed as Exhibit 10.2 to our Current Report on Form 8-K dated June 27, 2008 (File No. 0-18059) and incorporated herein by reference).

10.9*	—	Consulting Agreement with Michael E. Porter dated November 19, 2009.

10.10*	—	2009 Executive Cash Incentive Performance Plan (filed as Exhibit 10 to our Current Report on Form 8-K dated November 9, 2009 (File No. 0-18059) and incorporated herein by reference).

10.11*	—	Director compensation information (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 0-18059), in Item 5.02 of our Current Report on Form 8-K dated September 18, 2009 (File No. 0-18059) and in Item 9B of this Annual Report on Form 10-K for the fiscal year ended September 30, 2009 (File No. 0-18059) and incorporated herein by reference).

10.12*	—	Compensatory arrangements with Executive Officers.

10.13	—	Lease dated December 14, 1999 by and between PTC and Boston Properties Limited Partnership (filed as Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 0-18059) and incorporated herein by reference).

10.14	—	Amended and Restated Lease Agreement dated as of January 1, 1995 between United Trust Fund Limited Partnership and Computervision Corporation (filed as Exhibit 10.20 to the Annual Report on Form 10-K of Computervision Corporation for the fiscal year ended December 31, 1995 (File No. 1-7760/0-20290) and incorporated herein by reference).

10.15	—	Credit Agreement dated February 21, 2006 by and among Parametric Technology Corporation, KeyBank National Association, Bank of America, N.A., Citizens Bank of Massachusetts, Sovereign Bank, Citicorp USA, Inc., JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2006 (File No 0-18059) and incorporated herein by reference).

Exhibit Number		Exhibit

21.1	—	Subsidiaries of Parametric Technology Corporation.

23.1	—	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

31.1	—	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a).

31.2	—	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a).

32**	—	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

*	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of PTC participates.
**	Indicates that the exhibit is being furnished with this report and is not filed as a part of it.

APPENDIX A

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$235,122	$256,941
Accounts receivable, net of allowance for doubtful accounts of $5,329 and $5,151 at September 30, 2009 and 2008, respectively	166,591	201,509
Prepaid expenses	24,166	28,474
Other current assets	77,856	82,136
Deferred tax assets	42,731	28,434

Total current assets	546,466	597,494
Property and equipment, net	58,105	55,253
Goodwill	428,268	405,195
Acquired intangible assets, net	168,249	182,342
Deferred tax assets	110,193	71,175
Other assets	38,931	38,114

Total assets	$1,350,212	$1,349,573

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$57,880	$88,505
Accounts payable	13,292	16,710
Accrued expenses and other current liabilities	44,052	58,701
Accrued compensation and benefits	85,984	83,432
Accrued income taxes	9,223	24,122
Deferred tax liabilities	216	244
Customer advances	51,892	43,801
Deferred revenue	228,892	250,838

Total current liabilities	491,431	566,353
Deferred tax liabilities	29,164	30,768
Deferred revenue	5,378	7,457
Other liabilities	62,658	42,470

Total liabilities	588,631	647,048

Commitments and contingencies (Note H)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 115,950 and 115,726 shares issued and outstanding at September 30, 2009 and 2008, respectively	1,160	1,157
Additional paid-in capital	1,822,544	1,778,694
Accumulated deficit	(1,028,528)	(1,060,050)
Accumulated other comprehensive loss	(33,595)	(17,276)

Total stockholders’ equity	761,581	702,525

Total liabilities and stockholders’ equity	$1,350,212	$1,349,573

The accompanying notes are an integral part of these consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended September 30,
	2009	2008	2007
Revenue:
License	$212,710	$332,380	$317,301
Service	725,475	737,950	623,978

Total revenue	938,185	1,070,330	941,279

Costs and expenses:
Cost of license revenue	29,962	30,123	17,544
Cost of service revenue	279,797	300,663	273,266
Sales and marketing	301,369	306,880	292,215
Research and development	188,501	182,022	162,351
General and administrative	80,670	87,829	79,777
Amortization of acquired intangible assets	15,620	15,579	7,467
In-process research and development	300	1,887	544
Restructuring and other charges	22,671	20,102	15,347

Total costs and expenses	918,890	945,085	848,511

Operating income	19,295	125,245	92,768
Interest income	4,557	10,056	9,868
Interest expense	(3,197)	(7,823)	(583)
Other expense, net	(3,484)	(8,592)	(2,393)

Income before income taxes	17,171	118,886	99,660
(Benefit from) provision for income taxes	(14,351)	39,184	(43,996)

Net income	$31,522	$79,702	$143,656

Earnings per share—Basic	$0.27	$0.70	$1.27
Earnings per share—Diluted	$0.27	$0.68	$1.22
Weighted average shares outstanding—Basic	114,950	113,703	112,734
Weighted average shares outstanding—Diluted	117,359	117,870	117,494

The accompanying notes are an integral part of these consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended September 30,
	2009	2008	2007
Cash flows from operating activities:
Net income	$31,522	$79,702	$143,656
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	43,328	44,396	36,445
Depreciation and amortization	61,610	60,021	39,199
Provision for loss on accounts receivable	1,604	2,397	1,916
Benefit from deferred income taxes	(55,414)	(2,740)	(70,659)
Excess tax benefits from stock-based awards	(13,094)	—	—
In-process research and development	300	1,887	544
Non-cash loss on liquidation of subsidiaries	—	6,206	—
Other non-cash costs (credits), net	117	363	156
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	55,347	42,006	(2,784)
Accounts payable and accrued expenses	(20,994)	(14,002)	(7,343)
Customer advances	—	—	232
Accrued compensation and benefits	2,127	762	3,787
Deferred revenue	(20,403)	2,077	(2,387)
Accrued income taxes, net of income tax receivable	(11,906)	7,318	9,987
Other current assets and prepaid expenses	2,389	114	(1,073)
Other noncurrent assets	(1,670)	(6,864)	(22,853)
Other noncurrent liabilities	(5,187)	(1,403)	(1,449)

Net cash provided by operating activities	69,676	222,240	127,374

Cash flows from investing activities:
Additions to property and equipment	(30,087)	(25,439)	(24,057)
Acquisitions of businesses, net of cash acquired	(32,790)	(261,592)	(27,120)
Acquisition of remaining equity interest in a controlled subsidiary	—	—	(3,972)

Net cash used by investing activities	(62,877)	(287,031)	(55,149)

Cash flows from financing activities:
Borrowings under revolving credit facility	—	220,000	—
Repayment of borrowings under revolving credit facility	(31,951)	(131,861)	—
Proceeds from issuance of common stock	5,136	12,701	15,649
Excess tax benefits from stock-based awards	13,094	169	308
Payments of withholding taxes in connection with vesting of stock-based awards	(4,389)	(10,724)	(6,533)
Repurchases of common stock	(14,157)	(27,297)	(9,952)
Payments of capital lease obligations	(185)	(531)	(496)

Net cash (used) provided by financing activities	(32,452)	62,457	(1,024)

Effect of exchange rate changes on cash and cash equivalents	3,834	(3,996)	8,622

Net (decrease) increase in cash and cash equivalents	(21,819)	(6,330)	79,823
Cash and cash equivalents, beginning of year	256,941	263,271	183,448

Cash and cash equivalents, end of year	$235,122	$256,941	$263,271

The accompanying notes are an integral part of these consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 1, 2006	111,880	1,119	1,723,570	(1,276,221)	(42,596)	405,872
Common stock issued for employee stock-based awards	3,725	37	15,612	—	—	15,649
Shares surrendered by employees to pay taxes related to restricted stock units	(344)	(3)	(6,530)	—	—	(6,533)
Compensation expense from stock-based awards	—	—	36,445	—	—	36,445
Tax benefit realized from stock-based awards	—	—	308	—	—	308
Net income	—	—	—	143,656	—	143,656
Repurchases of common stock	(557)	(6)	(9,946)	—	—	(9,952)
Foreign currency translation adjustment	—	—	—	—	5,997	5,997
Change in unrealized gain on investments	—	—	—	—	(680)	(680)
Change in pension benefits, net of tax	—	—	—	—	3,745	3,745

Balance as of September 30, 2007	114,704	1,147	1,759,459	(1,132,565)	(33,534)	594,507
Common stock issued for employee stock-based awards	3,290	33	12,668	—	—	12,701
Shares surrendered by employees to pay taxes related to restricted stock units	(604)	(6)	(10,718)	—	—	(10,724)
Compensation expense from stock-based awards	—	—	44,396	—	—	44,396
Tax benefit realized from stock-based awards	—	—	169	—	—	169
Net income	—	—	—	79,702	—	79,702
Repurchases of common stock	(1,664)	(17)	(27,280)	—	—	(27,297)
FIN 48 beginning retained earnings adjustment	—	—	—	(7,187)	—	(7,187)
Foreign currency translation adjustment	—	—	—	—	(1,389)	(1,389)
Change in pension benefits, net of tax	—	—	—	—	17,647	17,647

Balance as of September 30, 2008	115,726	$1,157	$1,778,694	$(1,060,050)	$(17,276)	$702,525
Common stock issued for employee stock-based awards	1,870	19	5,117	—	—	5,136
Shares surrendered by employees to pay taxes related to restricted stock units	(422)	(4)	(4,385)	—	—	(4,389)
Compensation expense from stock-based awards	—	—	43,328	—	—	43,328
Tax benefit realized from stock-based awards	—	—	13,935	—	—	13,935
Net income	—	—	—	31,522	—	31,522
Repurchases of common stock	(1,224)	(12)	(14,145)	—	—	(14,157)
Foreign currency translation adjustment	—	—	—	—	2,913	2,913
Change in pension benefits, net of tax	—	—	—	—	(19,232)	(19,232)

Balance as of September 30, 2009	115,950	$1,160	$1,822,544	$(1,028,528)	$(33,595)	$761,581

The accompanying notes are an integral part of these consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year ended September 30,
	2009	2008	2007
Comprehensive income:
Net income	$31,522	$79,702	$143,656

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0 for all periods	2,913	(1,389)	5,997
Change in unrealized gain on investment securities, net of tax of $0 for all periods	—	—	(680)
Change in pension benefits, net of tax of $10,178 for 2009, ($699) for 2008 and ($1,947) for 2007	(19,232)	17,647	3,745

Other comprehensive income (loss)	(16,319)	16,258	9,062

Comprehensive income	$15,203	$95,960	$152,718

The accompanying notes are an integral part of these consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Description of Business and Basis of Presentation

Business

Parametric Technology Corporation (PTC) was incorporated in 1985 and is headquartered in Needham, Massachusetts. PTC develops, markets and supports product development software solutions and related services that help companies improve their processes for developing physical and information products. Our solutions, which include a suite of mechanical computer-aided design and document authoring tools and a range of internet-based collaboration, content and process management, and publishing technologies, enable companies to create digital product content as represented by product designs and component-based documents, collaborate globally on the development of content with cross-functional teams consisting of members within an organization and from the extended enterprise, control content and automate processes over the course of a product’s lifecycle, configure content to match products and services, and communicate relevant product information across the extended enterprise and to customers through multiple channels using dynamic publications. Our software solutions are complemented by our services and technical support organizations, as well as third-party resellers and other strategic partners, who provide training, consulting, ancillary product offerings, implementation and support to customers worldwide.

Basis of Presentation

Our fiscal year-end is September 30. The consolidated financial statements include Parametric Technology Corporation, the parent company, and its wholly owned subsidiaries, including those operating outside the U.S. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

We prepare our financial statements under generally accepted accounting principles in the U.S. that require management to make estimates and assumptions that affect the amounts reported and the related disclosures. Actual results could differ from these estimates.

In the first quarter of 2009, we began classifying revenue from sales of our computer-based training products as license and maintenance revenue to better align with how these training products are sold to customers. Prior to that, computer-based training product revenue, and maintenance thereon, was classified as consulting and training service revenue and included in total service revenue. We have made certain reclassifications to the consolidated statements of operations for 2008 and 2007 to conform to the classifications for the current period. For 2008 and 2007, computer-based training revenue totaling $16.2 million and $21.2 million, respectively, has been reclassified from service revenue to license revenue, and related costs of $0.9 million and $1.5 million, respectively, have been reclassified from cost of service to cost of license in the accompanying consolidated statements of operations. Within service revenue, $3.5 million and $3.1 million of computer-based training revenue has been reclassified from consulting and training services revenue to maintenance revenue for 2008 and 2007, respectively. This reclassification had no impact on total revenue, operating income or net income.

In our consolidated statement of cash flows for the nine months ended July 4, 2009 (as presented in the Quarterly Report on Form 10-Q for the period ended July 4, 2009), we incorrectly classified $13.1 million of windfall tax benefits as a cash flow from operating activities rather than as a cash flow from financing activities. For the nine months ended July 4, 2009, cash provided by operating activities should have been $64.2 million and cash used by financing activities should have been $30.1 million. This error had no impact on our consolidated balance sheet or statement of operations. Because the misclassification is not material to our consolidated financial statements, the previously filed Quarterly Report on Form 10-Q for the period ended

July 4, 2009 will not be amended. The corrected consolidated statement of cash flows for the nine months ended July 4, 2009 will be included as a comparable period in our Quarterly Report on Form 10-Q for the period ending July 3, 2010.

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

Revenue Recognition

We derive revenues from three primary sources: (1) software licenses, (2) maintenance services and (3) consulting and training services. Revenue by type for 2009, 2008 and 2007 was as follows:

	Year ended September 30,
	2009	2008	2007
	(in thousands)
License revenue	$212,710	$332,380	$317,301
Maintenance services revenue	499,117	501,066	411,522
Consulting and training services revenue	226,358	236,884	212,456

Total revenue	$938,185	$1,070,330	$941,279

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

Our software is distributed primarily through our direct sales force. In addition, we have an indirect distribution channel through alliances with resellers and, for our Mathcad products, with distributors. Approximately 25% of our total revenue in 2009 was generated from our indirect distribution channel. Revenue arrangements with resellers are recognized on a sell-through basis; that is, when we deliver the product to the end-user customer. We do not offer contractual rights of return, stock balancing, or price protection to our resellers, and actual product returns from them have been insignificant to date. As a result, we do not maintain reserves for reseller product returns and related allowances. In contrast, revenue arrangements with distributors of our Mathcad products have a contractual right to exchange product and are recognized on a sell-in basis; that is, when we ship the products to the distributor. As of September 30, 2009, 2008 and 2007, the value of Mathcad product inventory held by distributors and the accrual that we have recorded for estimated product returns were not material.

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

Our software arrangements often include implementation and consulting services that are sold under consulting engagement contracts or as part of the software license arrangement. When we determine that such services are not essential to the functionality of the licensed software, we record revenue separately for the license and service elements of these arrangements, provided that appropriate evidence of fair value exists for the undelivered services (see discussion below). Generally, we consider that a service is not essential to the functionality of the software based on various factors, including if the services may be provided by independent third parties experienced in providing such consulting and implementation in coordination with dedicated customer personnel and whether the services result in any modification or customization of the software functionality. If an arrangement does not qualify for separate accounting of the license and service elements, then license revenue is recognized together with the consulting services using either the percentage-of-completion or completed-contract method of contract accounting. Contract accounting for both license and service elements is also applied to any software arrangements that include customer-specific acceptance criteria or where the license payment is tied to the performance of consulting services. Under the percentage-of- completion method, we estimate the stage of completion of contracts with fixed or “not to exceed” fees based on hours or costs incurred to date as compared with estimated total project hours or costs at completion. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized upon completion of the contract. When total cost estimates exceed revenues, we accrue for the estimated losses when identified. The use of the percentage-of-completion method of accounting requires significant judgment relative to estimating total contract hours or costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed and anticipated changes in salaries and other costs. When adjustments in estimated contract hours or costs are determined, such revisions may have the effect of adjusting, in the current period, the earnings applicable to performance in prior periods.

We generally use the residual method to recognize revenue from software arrangements that include one or more elements to be delivered at a future date when evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements (i.e., maintenance, consulting and training services) based on vendor-specific objective evidence (VSOE) is deferred and the remaining portion of the total arrangement fee is allocated to the delivered elements (i.e., software license). If evidence of the fair value of one or more of the undelivered services does not exist, all revenues are deferred and recognized when delivery of all of those services has occurred or when fair values can be established. We determine VSOE of the fair value of services revenue based upon our recent pricing for those services when sold separately. For certain transactions, VSOE of the fair value of maintenance services is determined based on a substantive maintenance renewal clause within a customer contract. Our current pricing practices are influenced primarily by product type, purchase volume and customer location. We review services sold separately on a periodic basis and update, when appropriate, our VSOE of fair value for such services to ensure that it reflects our recent pricing experience.

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

Training services include on-site and classroom training. Training revenues are recognized as the related training services are provided.

Deferred Revenue

Deferred revenue primarily relates to software maintenance agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and, if not yet paid, the related amount is included in other current assets. Billed but uncollected maintenance-related amounts included in other current assets at September 30, 2009 and 2008 were $66.0 million and $76.8 million, respectively. Deferred revenue consisted of the following:

	September 30,
	2009	2008
	(in thousands)
Deferred maintenance revenue	$210,900	$228,841
Deferred other service revenue	15,008	21,327
Deferred license revenue	8,362	8,127

Total deferred revenue	$234,270	$258,295

Cash, Cash Equivalents, Short-Term Investments and Marketable Investments

Our cash equivalents, short-term investments and marketable investments are invested in debt instruments of financial institutions, government entities and corporations and in mutual funds. We have established guidelines relative to credit ratings, diversification and maturities that are intended to maintain safety and liquidity. Cash equivalents include highly liquid investments with maturity periods of three months or less when purchased. Short-term investments include those investments with maturities in excess of three months but less than one year. Marketable investments are those with maturities in excess of one year. Short-term investments and marketable investments as of September 30, 2009 and 2008 were not material.

Short-term investments and marketable investments are classified as available for sale and reported at fair value, with unrealized gains and losses included in the accumulated other comprehensive income (loss) component of stockholders’ equity and amortization or accretion of premium or discount included in interest income.

Concentration of Credit Risk and Fair Value of Financial Instruments

The amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short maturities. Financial instruments that potentially subject us to concentration of credit risk consist primarily of investments, trade accounts receivable and foreign currency derivative instruments. Our cash, cash equivalents, investments and foreign currency derivatives are placed with financial institutions with high credit standings. Our credit risk for derivatives is also mitigated due to the short-term nature of the contracts. Our customer base consists of large numbers of geographically diverse customers dispersed across many industries, and no individual customer comprised more than 10% of our net trade accounts receivable as of September 30, 2009 or 2008.

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued a new standard for fair value measurements. The standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard applies to accounting pronouncements that require or permit fair value measurements. Accordingly, this standard does not require any new fair value measurements. In January 2008, the FASB issued a statement permitting entities to elect to defer the effective date for one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We elected to defer the adoption with respect to those assets and liabilities permitted. We are currently evaluating the impact, if any, that the adoption of the requirements for non-financial assets and non-financial liabilities in 2010 will have on our consolidated financial statements. On October 1, 2008, we adopted the new standard and certain related FASB staff positions for our financial assets and liabilities. The adoption did not have a material impact on our consolidated financial statements.

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. The new standard establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs that may be used to measure fair value:

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

Our significant financial assets and liabilities measured at fair value on a recurring basis were all measured using input type Level 1 and consisted of the following as of September 30, 2009:

September 30, 2009
(in thousands)
Financial assets
Cash equivalents(1)	$81,406

Financial liabilities
Forward contracts	$(550)

(1)	Money market funds.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In determining the adequacy of the allowance for doubtful accounts, management specifically analyzes individual accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic conditions, accounts receivable aging trends and changes in our customer payment terms. Our allowance for doubtful accounts on trade accounts receivable was $5.3 million as of September 30, 2009, $5.2 million as of September 30, 2008, $3.9 million as of September 30, 2007 and $4.9 million as of September 30, 2006. Uncollectible trade accounts receivable written-off, net of recoveries, were $1.5 million, $1.1 million and $2.9 million in 2009, 2008 and 2007, respectively. Provisions for bad debt expense were $1.6 million, $2.4 million and $1.9 million in 2009, 2008 and 2007, respectively.

Transfers of Financial Assets

We offer our customers the option to purchase software and services through payment plans. Other assets in the accompanying consolidated balance sheets include non-current receivables from customers related to extended payment term contracts totaling $10.5 million and $16.3 million at September 30, 2009 and 2008, respectively. We occasionally transfer future payments under certain of these contracts to third-party financial institutions on a non-recourse basis. We record such transfers as sales of the related accounts receivable when we surrender control of such receivables.

Derivatives

Generally accepted accounting principles require all derivatives, whether designated in a hedging relationship or not, to be recorded on the balance sheet at fair value. Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met.

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

As of September 30, 2009 and 2008, we had outstanding forward contracts with notional amounts equivalent to the following:

Currency Hedged	September 30,
	2009	2008
	(in thousands)
Euro/U.S. Dollar	$61,502	$61,678
British Pound/Euro	24,035	24,966
Indian Rupee/U.S. Dollar	19,969	19,930
Chinese Renminbi/U.S. Dollar	4,567	12,285
Japanese Yen/U.S. Dollar	4,843	10,073
All other	15,008	25,768

Total	$129,924	$154,700

The accompanying consolidated balance sheets as of September 30, 2009 and 2008 include a net liability of $0.5 million and a net asset of $1.8 million, respectively, related to the fair value of our forward contracts.

Net gains and losses on foreign currency exposures, including realized and unrealized gains and losses on forward contracts, included in other income (expense), net, were net losses of $3.6 million, $2.9 million and $1.8 million for 2009, 2008 and 2007, respectively. Excluding the underlying foreign currency exposure being hedged, net realized and unrealized gains and losses on forward contracts included in other (expense) income, net, were a net loss of $3.0 million in 2009, a net gain of $6.0 million in 2008 and a net loss of $1.4 million for 2007.

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

Computer Software Costs

We incur costs to develop computer software to be licensed or otherwise marketed to customers. Research and development costs are expensed as incurred, except for costs of internally developed or externally purchased software that qualify for capitalization. Development costs for software to be sold externally incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized and, upon general release, are amortized using the greater of either the straight-line method over the expected life of the related products or are amortized based upon the pattern in which economic benefits related to such assets are being realized. The straight-line method is used if it approximates the same amount of expense as that calculated using the ratio that current period gross product revenues bear to total anticipated gross product revenues. No internally-developed computer software costs were capitalized in 2009, 2008 or 2007. As described in Note E, $6.0 million, $62.1 million and $13.1 million of software was capitalized in connection with our acquisitions of businesses in 2009, 2008 and 2007, respectively, and is included in acquired intangible assets.

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

Long-lived assets primarily include property and equipment and intangible assets with finite lives (including purchased software, customer lists and trademarks). Purchased software is amortized over 1 to 10 years, customer lists are amortized over 2 to 11 years and trademarks are amortized over 1 to 9 years. We review long-lived assets for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis.

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expenses incurred were $2.0 million, $2.4 million and $2.7 million in 2009, 2008 and 2007, respectively.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss), which includes foreign currency translation adjustments, changes in unrecognized actuarial gains and losses related to pension benefits, and changes in unrealized gains and losses on investment securities. For the purposes of comprehensive income disclosures, we do not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as we intend to reinvest permanently undistributed earnings of our foreign subsidiaries.

Accumulated other comprehensive income (loss) is reported as a component of stockholders’ equity and as of September 30, 2009 and 2008 was comprised of cumulative translation adjustment gains of $10.8 million and $7.9 million, respectively, and unrecognized actuarial losses related to pension benefits net of tax of $(44.4) million and $(25.2) million, respectively.

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

	Year ended September 30,
	2009	2008	2007
	(in thousands, except per share data)
Net income	$31,522	$79,702	$143,656

Weighted average shares outstanding	114,950	113,703	112,734
Dilutive effect of employee stock options, restricted shares and restricted stock units	2,409	4,167	4,760

Diluted weighted average shares outstanding	117,359	117,870	117,494

Basic earnings per share	$0.27	$0.70	$1.27
Diluted earnings per share	$0.27	$0.68	$1.22

Stock options to purchase 3.8 million, 3.2 million and 3.5 million shares for 2009, 2008 and 2007, respectively, had exercise prices per share that were greater than the average market price of our common stock for those periods. These shares were excluded from the computation of diluted EPS as their effect would have been anti-dilutive.

Stock-Based Compensation

We measure the compensation cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. See Note K for a description of the types of stock-based awards granted, the compensation expense related to such awards and detail of equity-based awards outstanding. See Note G for detail of the tax benefit recognized in the consolidated statement of operations related to stock-based compensation.

Recent Accounting Pronouncements

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (FASB) issued The FASB Accounting Standards Codification™ (the Codification). The Codification is the official single source of authoritative U.S. generally accepted accounting principles (GAAP). All existing accounting standards are superseded and all other accounting guidance not included in the Codification will be considered non-authoritative. The Codification does not change GAAP. The Codification is effective for reporting periods ending after September 15, 2009. The impact on our financial statements from the Codification adoption was limited to disclosures as all references to previous authoritative accounting literature were superseded by the Codification.

Transfers of Financial Assets

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, this amendment eliminates the concept of a qualifying special-purpose entity (QSPE). This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009 (our fiscal 2011). We are currently evaluating the impact, if any, that its adoption will have on our consolidated financial position, results of operations and cash flows.

Variable Interest Entities

In June 2009, the FASB also issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009 (our fiscal 2011). We are currently evaluating the impact, if any, that its adoption will have on our consolidated financial position, results of operations and cash flows.

Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued authoritative guidance that requires additional disclosures for plan assets of defined benefit pension or other postretirement plans. The required disclosures include a description of our investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and the significant concentrations of risk within plan assets. The disclosures about plan assets are required to be provided for fiscal years ending after December 15, 2009, our fiscal 2010.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued an accounting standard that provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of this standard. We will be subject to this standard beginning in fiscal 2010, which began on October 1, 2009. We have not yet determined the impact, if any, that this standard will have on our consolidated financial statements.

Business Combinations

In December 2007, the FASB issued updated standards on business combinations and accounting and reporting of noncontrolling interests in consolidated financial statements. The revised standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements by requiring companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize preacquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; and (vii) limit the capitalization of acquisition-related restructuring as of the acquisition date. In addition, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of acquisition.

The new standards are effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, our fiscal 2010, which began on October 1, 2009. We believe the adoption of these statements will have a material effect on the financial accounting for any significant acquisitions completed after October 1, 2009.

Determination of the Useful Lives of Intangible Assets

In April 2008, the FASB issued a standard that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The standard is effective for financial statements issued for fiscal and interim periods beginning after December 15, 2008, our fiscal 2010. We are currently evaluating the impact, if any, that the adoption of this standard will have on our consolidated financial position, results of operations and cash flows.

C. Restructuring and Other Charges

In 2009, to reduce costs, we restructured operations resulting in restructuring charges of $22.7 million. The restructuring charges included $21.9 million for severance and related costs associated with 382 employees notified of termination during the year and $0.8 million related to excess facilities.

As part of efforts to increase profitability, we relocated certain business functions to locations where we are seeking to enhance our business presence and where labor costs are lower. In 2008 and 2007, we recorded restructuring charges of $20.1 million and $15.3 million, respectively. The restructuring charges included $10.7 million and $13.2 million in 2008 and 2007, respectively, for severance and related costs associated with 185 and 262 employees notified of termination during the respective periods, and $9.4 million and $2.1 million in 2008 and 2007, respectively, of costs related to excess facilities and other costs, including $1.5 million for costs incurred in 2008 in connection with our integration of CoCreate which we acquired in the first quarter of 2008.

The following table summarizes restructuring and other charges reserve activity for the three years ended September 30, 2009:

	Employee Severance and Related Benefits	Facility Closures and Other Costs	Total
	(in thousands)
Balance, October 1, 2006	$1,084	$21,293	$22,377
Charges to operations	13,204	2,143	15,347
Cash disbursements	(8,519)	(6,197)	(14,716)
Foreign currency impact	136	162	298

Balance, September 30, 2007	5,905	17,401	23,306
Charges to operations	10,683	9,419	20,102
Cash disbursements	(10,840)	(14,240)	(25,080)
Foreign currency impact	(243)	(401)	(644)

Balance, September 30, 2008	5,505	12,179	17,684
Charges to operations	21,872	799	22,671
Cash disbursements	(16,036)	(8,665)	(24,701)
Foreign currency impact	455	(334)	121

Balance, September 30, 2009	$11,796	$3,979	$15,775

The accrual for facility closures and related costs is included in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheet, and the accrual for employee severance and related benefits is included in accrued compensation and benefits. As of September 30, 2009, of the $15.8 million remaining in accrued restructuring charges, $14.7 million was included in current liabilities and $1.1 million was included in other long-term liabilities, principally for facility costs to be paid out through 2013.

In determining the amount of the facilities accrual, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates are reviewed quarterly based on known real estate market conditions and the credit-worthiness of subtenants, and may result in revisions to established facility reserves. We had $4.0 million accrued as of September 30, 2009 related to excess facilities (compared to $11.7 million at September 30, 2008), representing gross lease commitments with agreements expiring at various dates through 2013 of approximately $10.2 million, net of committed sublease income of approximately $6.1 million and a present value factor of $0.1 million.

D. Property and Equipment

Property and equipment consisted of the following:

	September 30,
	2009	2008
	(in thousands)
Computer hardware and software	$215,071	$195,809
Furniture and fixtures	20,292	18,196
Leasehold improvements	35,807	33,487

Gross property and equipment	271,170	247,492
Accumulated depreciation and amortization	(213,065)	(192,239)

Net property and equipment	$58,105	$55,253

Depreciation expense was $26.3 million, $24.5 million and $24.3 million in 2009, 2008 and 2007, respectively.

E. Acquisitions

Relex

In the third quarter of 2009, we acquired all of the outstanding common stock of Relex Software Corporation, a U.S.-based privately-held company with approximately 50 employees, for $24.3 million in cash (net of $0.8 million of cash acquired and including $0.3 million of acquisition-related transaction costs). Relex provided software and services used to analyze design and field data to assist in evaluating and improving product reliability and safety. Relex’s results of operations have been included in our consolidated financial statements beginning June 4, 2009. Our results of operations prior to this acquisition, if presented on a pro forma basis, would not differ materially from our reported results.

The acquisition was accounted for as a business combination. The purchase price allocation is final except for the finalization of a tax matter, which outcome is not expected to have a material impact on the purchase price allocation. The purchase price allocation resulted in goodwill of $13.4 million; intangible assets of $12.4 million (including customer relationships of $8.1 million being amortized over 9 years, purchased software of $3.6 million being amortized over 8 years, trademarks of $0.4 million being amortized over 9 years and other intangible assets of $0.3 million being amortized over 3 years); and other net liabilities of $0.7 million. Substantially all of the goodwill and intangible assets acquired are deductible for income tax purposes as a result of a tax election made by us. In addition, the purchase price allocation resulted in a charge of $0.3 million for in-process research and development related to a project under development for which technological feasibility had not yet been established at the acquisition date and for which there was no alternative future use. This development project was completed in the fourth quarter of 2009.

Synapsis

In the first quarter of 2009, we acquired substantially all of the assets of Synapsis Technology, Inc., a provider of environmental regulatory compliance solutions, for $7.5 million in cash. Synapsis was a privately-held U.S.-based company with approximately 20 employees. The results of the Synapsis business have been included in our consolidated financial statements beginning December 11, 2008. Our results of operations prior to this acquisition, if presented on a pro forma basis, would not differ materially from our reported results.

The Synapsis acquisition was accounted for as a business combination. The purchase price allocation resulted in goodwill of $2.0 million; intangible assets of $4.9 million (including purchased software of $2.4 million and customer relationships of $2.5 million, which are being amortized over estimated useful lives of 7 and 8 years, respectively); and other net assets of $0.5 million. Substantially of the goodwill and intangible assets acquired are deductible for income tax purposes.

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

Net tangible assets consist of the fair values of tangible assets less the fair values of assumed liabilities and obligations. Except for accounts receivable, pension liabilities, leases, deferred support revenues, deferred taxes and integration accruals, net tangible assets were valued at the respective carrying amounts recorded by CoCreate as we believe that their carrying value amounts approximate their fair values at the acquisition date. Deferred support revenue recorded in the purchase price allocation reflects an amount equivalent to the estimated cost plus an appropriate profit margin to perform the services related to CoCreate’s software support contracts. We recorded integration accruals of approximately $3.0 million, primarily for severance costs related to the termination of certain CoCreate employees, which has been fully paid as of September 30, 2009.

Purchased in-process research and development of $0.8 million related to a project under development for which technological feasibility had not yet been established at the acquisition date and for which there was no alternative future use; accordingly, such amount was written-off in the first quarter of 2008. The value of the purchased in-process research and development was determined using the residual income method, which discounts expected future cash flows from projects under development. Under this method, the projected cash flow of the intangible asset considers the contribution of other assets to the overall cash flow in order to isolate the economic benefit generated by the specific intangible asset. A risk-adjusted discount rate of 23% was used to reflect the overall risk associated with the project. The expected cost to complete the project was approximately $0.3 million at the acquisition date. This development project was completed in 2009.

The majority of goodwill and intangible assets acquired in the acquisition are not deductible for tax purposes. As a result, we recorded in the purchase accounting a deferred tax liability of $34.0 million, equal to the tax effect of the amount of the acquired intangible assets other than goodwill that are not deductible for income tax purposes.

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
	( in millions, except per share data)
Revenue	$1,083.7	$1,019.0
Operating income	$128.7	$110.7
Net income	$80.2	$128.5
Earnings per share—Basic	$0.71	$1.14
Earnings per share—Diluted	$0.68	$1.09

LBS

In the first quarter of 2008, we acquired Logistics Business Systems Ltd. (LBS), a provider of integrated logistics support solutions for the aerospace and defense and civil aviation industries, for approximately $13.1 million in cash (net of $1.6 million of cash acquired and including $0.2 million of acquisition-related transaction costs). An additional $1.0 million of contingent purchase price will be capitalized as goodwill, if and when earned. LBS was a privately held company based in the United Kingdom. Results of operations for LBS have been included in our consolidated statements of operations since October 20, 2007. Our results of operations prior to this acquisition, if presented on a pro forma basis, would not differ materially from our reported results.

The LBS acquisition was accounted for as a business combination. The purchase price allocation resulted in goodwill of $3.0 million; intangible assets of $10.7 million (including purchased software of $7.0 million, customer relationships of $3.6 million, and other intangible assets of $0.1 million, which are being amortized over estimated useful lives of 8, 8 and 5 years, respectively); and other net assets of $1.0 million. None of the goodwill or intangible assets acquired is deductible for income tax purposes.

F. Goodwill and Acquired Intangible Assets

We have two reportable segments: (1) software products and (2) services. As of September 30, 2009 and 2008, goodwill and acquired intangible assets in the aggregate attributable to our software products reportable segment was $573.1 million and $563.2 million, respectively, and attributable to our services reportable segment was $23.4 million and $24.3 million, respectively. Goodwill and other intangible assets are tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting segment below its carrying value. We completed our annual impairment review as of July 4, 2009 and concluded that no impairment charge was required as of that date. Through September 30, 2009, there have not been any events or changes in circumstances that indicate that the carrying values of goodwill or acquired intangible assets may not be recoverable.

Goodwill and acquired intangible assets consisted of the following:

	September 30, 2009			September 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Goodwill (not amortized)			$428,268			$405,195

Intangible assets with finite lives (amortized):
Purchased software	$138,267	$81,712	56,555	$129,299	$60,939	68,360
Capitalized software	22,877	22,877	—	22,877	22,877	—
Customer lists and relationships	154,016	47,550	106,466	140,754	32,951	107,803
Trademarks and tradenames	8,461	3,872	4,589	8,081	2,443	5,638
Other	3,669	3,030	639	3,276	2,735	541

	$327,290	$159,041	168,249	$304,287	$121,945	182,342

Total goodwill and acquired intangible assets			$596,517			$587,537

The changes in the carrying amounts of goodwill at September 30, 2009 from September 30, 2008 are due to the impact of acquisitions (described in Note E) and to foreign currency translation adjustments related to those asset balances that are recorded in non-U.S. currencies.

Presented by reportable segment, movements in goodwill were as follows:

	Software Products Segment	Services Segment	Total
	(in thousands)
Balance, October 1, 2007	$226,886	$17,611	$244,497
Acquisition of LBS	2,960	—	2,960
Acquisition of CoCreate	166,517	—	166,517
Foreign currency translation adjustments	(8,772)	(7)	(8,779)

Balance, September 30, 2008	387,591	17,604	405,195
Acquisition of Synapsis	2,024	—	2,024
Acquisition of Relex	13,440	—	13,440
Prior acquisition tax adjustments	1,839	—	1,839
Foreign currency translation adjustments	5,691	79	5,770

Balance, September 30, 2009	$410,585	$17,683	$428,268

The aggregate amortization expense for intangible assets with finite lives recorded for the years ended September 30, 2009, 2008 and 2007 was reflected in our consolidated statements of operations as follows:

	Year ended September 30,
	2009	2008	2007
	(in thousands)
Amortization of acquired intangible assets	$15,620	$15,579	$7,467
Cost of license revenue	19,674	19,903	7,384
Cost of service revenue	8	67	82

Total amortization expense	$35,302	$35,549	$14,933

The estimated aggregate future amortization expense for intangible assets with finite lives remaining as of September 30, 2009 is $35.1 million for 2010, $29.3 million for 2011, $24.6 million for 2012, $21.5 million for 2013, $18.9 million for 2014 and $38.8 million thereafter.

G. Income Taxes

Our income before income taxes consisted of the following:

	Year ended September 30,
	2009	2008	2007
	(in thousands)
Domestic	$(44,069)	$8,666	$35,624
Foreign	61,240	110,220	64,036

Total income before income taxes	$17,171	$118,886	$99,660

Our (benefit from) provision for income taxes consisted of the following:

	Year ended September 30,
	2009	2008	2007
	(in thousands)
Current:
Federal	$21,577	$(882)	$(2,055)
State	1,072	2,700	2,005
Foreign	18,415	40,106	26,713

	41,064	41,924	26,663

Deferred:
Federal	(36,081)	(378)	(66,822)
State	(5,439)	3,670	(2,132)
Foreign	(13,894)	(6,032)	(1,705)

	(55,414)	(2,740)	(70,659)

Total (benefit from) provision for income taxes	$(14,350)	$39,184	$(43,996)

The reconciliation between the statutory federal income tax rate and our effective income tax rate is shown below:

	Year ended September 30,
	2009	2008	2007
Statutory federal income tax rate	35%	35%	35%
State income taxes, net of federal tax benefit	(12)	2	1
Federal and state research and development credits	(17)	(4)	—
Change in valuation allowance	—	4	(80)
Tax audit and examination settlements	(12)	—	(4)
Foreign rate differences	(33)	(8)	2
Foreign litigation	(44)	—	—
Other, net	(1)	4	2

Effective income tax rate	(84)%	33%	(44)%

In November 2008, we completed a realignment of our European business which, in part, resulted in a one-time taxable gain in the U.S. This taxable gain will enable us to recognize current year and previously unrecognized tax credits. The resulting tax impact of this one-time gain was deferred over the useful life of the property being transferred and as of September 30, 2009, the accompanying consolidated balance sheet included deferred charges of $18.6 million ($3.6 million in other current assets and $15.0 million in other assets). We expect this realignment to favorably impact our effective tax rate in future periods.

Significant items impacting the tax provision in 2009 include a $7.6 million one-time tax benefit in connection with litigation in a foreign jurisdiction, a $2.2 million tax benefit related to settlement of a foreign tax audit, a $6.0 million tax provision (included in foreign rate differential) from a research and development (R&D) cost sharing pre-payment by a foreign subsidiary and a $1.2 million tax benefit related to R&D tax credits triggered by a retroactive extension of the tax credit enacted during the first quarter of 2009. In 2008, no material provision or benefit was recorded resulting from tax audits. In 2007, we recorded a tax benefit of $3.9 million from the favorable outcome of a tax refund claim in the U.S.

At September 30, 2009 and 2008, income taxes payable and income tax accruals recorded in accrued income taxes and other liabilities on the accompanying consolidated balance sheets were $17.0 million ($9.2 million in accrued income taxes and $7.8 million in other liabilities) and $33.3 million ($24.1 million in accrued income taxes and $9.2 million in other liabilities), respectively We made net income tax payments of $55.6 million, $33.3 million and $17.8 million in 2009, 2008 and 2007, respectively.

The significant temporary differences that created deferred tax assets and liabilities are shown below:

	September 30,
	2009	2008
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$34,862	$58,209
Foreign tax credits	27,368	46,418
Capitalized research and development expense	51,144	—
Pension benefits	22,857	13,094
Stock-based compensation	18,188	17,360
Restructuring reserves not currently deductible	2,941	3,851
Customer advances	20,031	11,162
Other reserves not currently deductible	13,783	11,359
Amortization of intangible assets	8,457	9,571
Other tax credits	16,716	13,791
Depreciation	6,583	6,746
Other	4,040	6,669

Gross deferred tax assets	226,970	198,230
Valuation allowance	(46,284)	(65,958)

Total deferred tax assets	180,686	132,272

Deferred tax liabilities:
Acquired intangible assets not deductible	(46,123)	(51,827)
Pension prepayments	(10,518)	(10,595)
Other	(501)	(1,253)

Total deferred tax liabilities	(57,142)	(63,675)

Net deferred tax assets	$123,544	$68,597

The change in the net deferred tax asset from $68.6 million in 2008 to $123.5 million in 2009 includes the use of foreign tax credits and a corresponding release of the valuation allowance on foreign tax credits as a result of the realignment of our European business. The benefit of this valuation allowance release is deferred over the useful life of the property being transferred. The change of net deferred tax assets also includes an increase to pension benefits of $9.8 million included in accumulated other comprehensive loss. The release of valuation allowance of $6.6 million, along with a corresponding reduction to net operating loss carryforwards, for windfall tax deductions to additional paid-in capital is also reflected.

For U.S. tax return purposes, net operating loss carryforwards (NOL) and tax credits are generally available to be carried forward to future years, subject to certain limitations. At September 30, 2009, we had U.S. federal NOL carryforwards of $34.8 million which expire beginning in 2011 and ending in 2023. Included in this are NOL carryforwards of $5.7 million resulting from our acquisitions of Arbortext, Mathsoft, and CoCreate which expire beginning in 2020 through 2027, and NOL carryforwards of $29.1 million resulting from our January 1998 acquisition of Computervision, which expire beginning in 2011 through 2023. The utilization of the Arbortext, Mathsoft, CoCreate and Computervision NOL carryforwards is limited as a result of the change in ownership rules under Internal Revenue Code Section 382. In conjunction with filing our U.S. federal income tax return for fiscal 2008, and certain elections made on that return which were made in support of the European realignment but were previously not considered, we utilized net operating loss carryforwards that included windfall tax deductions for stock-based compensation expense. The windfall tax benefit realized for these deductions totaling $13.9 million was credited to additional paid-in capital in 2009. In 2008 and 2007, we recorded realized stock-based award windfall tax benefits in certain non-U.S. jurisdictions of $0.2 million and $0.3 million, respectively, as increases to additional paid-in-capital.

As of September 30, 2009, we also had U.S. federal research and development credit carryforwards of $9.9 million, which expire beginning in 2025 and ending in 2028 and Massachusetts research and development credit carryforwards of $2.6 million which expire beginning in 2020 and ending in 2023. A full valuation allowance is recorded against the Massachusetts research and development credit carryforwards.

We also have loss carryforwards in non-U.S. jurisdictions totaling $101.7 million, the majority of which do not expire. There are limitations imposed on the utilization of such NOLs that could further restrict the recognition of any tax benefits.

As of the end of the second quarter of 2007, a full valuation allowance had been recorded against our net deferred tax assets (consisting primarily of net operating loss carryforwards) in the U.S. and certain foreign jurisdictions. Based upon our operating results for the years immediately preceding and through June 30, 2007, as well as an assessment of our expected future results of operations, during the third quarter of 2007, we determined that it had become more likely than not that we would realize a substantial portion of our net deferred tax assets in the U.S. and a foreign jurisdiction. As a result, during the third quarter of 2007, we released a total of $79.8 million of our valuation allowances. Of the $79.8 million valuation allowance release, $58.9 million was recorded as a one-time income tax benefit, $20.0 million was recorded as a reduction to goodwill recorded upon prior acquisitions, and $0.9 million was recorded as a decrease to accumulated other comprehensive loss within stockholders’ equity.

As of September 30, 2009, we have a remaining valuation allowance of $23.2 million against net deferred tax assets in the U.S. and a remaining valuation allowance of $23.1 million against net deferred tax assets in certain foreign jurisdictions. The valuation allowance recorded against net deferred tax assets in the U.S. consists of $17.8 million for foreign tax credits, $2.6 million for Massachusetts research and development credits and $2.7 million for capital losses that we have determined are not likely to be realized and $0.1 million for certain state operating loss carryforwards that will likely expire without being utilized. The valuation allowance recorded against net deferred tax assets of certain foreign jurisdictions is established primarily for our net operating loss carryforwards that will likely expire without being utilized.

Significant management judgment is required to determine when the realization in the future of our net deferred tax assets with a valuation allowance of $46.3 million is considered more likely than not. If and when we conclude that realization is more likely than not, we will record a reduction to our valuation allowance that will result in an increase to net income and additional paid-in capital in the period such determination is made.

At September 30, 2009, our net deferred tax asset balance of $123.5 million primarily relates to our U.S. operations. We have concluded, based on the weight of available evidence, that our net deferred tax assets are more likely than not to be realized in the future. In arriving at this conclusion, we evaluated all available evidence, including our pre-tax results for the last three years (adjusted for permanent differences), the circumstances of a pre-tax loss generated in the U.S. in the most recent fiscal year and our forecast of future taxable income. We reassess our valuation allowance requirements each financial reporting period. If our results in 2010 do not improve in our U.S. operations, our assessment may indicate that a valuation allowance is required.

Our valuation allowance was $46.3 million as of September 30, 2009, $66.0 million as of September 30, 2008, and $76.5 million as of September 30, 2007. The changes to the valuation allowance were primarily due to:

	Year ended September 30,
	2009	2008	2007
	(in millions)
Valuation allowance beginning of year	$66.0	$76.5	$170.0

Release of valuation allowance(2)	(12.1)	(0.1)	(79.8)

Utilization of U.S. NOLs prior to the release of valuation allowance	—	—	(13.0)
Establishment of deferred tax liabilities for acquired intangibles not deductible for tax purposes in jurisdictions with a valuation allowance	—	(2.6)	—
Net decrease in deferred tax assets for foreign jurisdictions with a full valuation allowance (1)	(0.5)	(6.0)	—
Decrease in deferred tax asset and offsetting valuation allowance related to pension benefits included in accumulated other comprehensive loss	—	(5.5)	—
Release of valuation allowance on windfall tax deductions	(6.6)	—	—
Record deferred tax asset and valuation allowance in the U.S. primarily for tax credits	—	5.1	—
Other	(0.5)	(1.4)	(0.7)

Valuation allowance end of year	$46.3	$66.0	$76.5

(1)	The net decrease in deferred tax assets for foreign jurisdictions with a full valuation allowance in 2008 is primarily due to a foreign jurisdiction’s change in income tax rate and foreign currency translation. In 2009, the change is primarily due to foreign currency translation.
(2)	In 2009, this reduction is primarily attributed to the release of the valuation allowance on foreign tax credits in the U.S. as a result of the realignment of our European business. The benefit of this release is deferred over the useful life of the property being transferred. Accordingly, the current year release amount is included in foreign rate differences in the reconciliation between our statutory rate and our effective rate.

Effective October 1, 2007, a new methodology by which a company must identify, recognize, measure and disclose in its financial statements the effects of any uncertain tax return reporting positions that a company has taken or expects to take was required under GAAP. GAAP requires financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances, but it prohibits discounting of any of the related tax effects for the time value of money.

We implemented the new methodology as of October 1, 2007. We recorded the effect of adopting the revised accounting with a $7.2 million charge to retained earnings in the consolidated balance sheet as of October 1, 2007.

Our policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of our income tax provision. In 2009 and 2008, we included $0.8 million and $0.4 million, respectively, of interest expense and no tax penalty expense, in our income tax provision. As of both September 30, 2009 and 2008, we had accrued $0.8 million of estimated interest expense. We had no accrued tax penalties as of either September 30, 2009 or September 30, 2008.

As of September 30, 2009, we had an unrecognized tax benefit of $16.9 million ($15.6 million net of tax benefits from other jurisdictions). As of September 30, 2008, we had an unrecognized tax benefit of $26.3 million ($21.9 million net of tax benefits from other jurisdictions). If all of our unrecognized tax benefits as of September 30, 2009 were to become recognizable in the future, we would record a $15.6 million benefit to the income tax provision. Changes in the unrecognized tax benefit were due to:

	Year ended September 30,
	2009	2008
	(in millions)
Unrecognized tax benefit beginning of year	$26.3	$29.0
Tax positions related to current year	3.8	2.3
Tax positions related to prior years	(12.3)	(3.6)
Settlements	(0.9)	(1.0)
Reductions as a result of a lapse of the applicable statute of limitations	—	(0.4)

Unrecognized tax benefit end of year	$16.9	$26.3

In 2009, we closed the IRS examination of PTC’s U.S. federal tax years 2005 through 2007. The completion of the examination resulted in a decrease of unrecognized tax benefits of $9.4 million and a net benefit of $0.3 million to the tax provision. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates. We anticipate the settlement of tax audits may be finalized within the next twelve months and could result in a decrease in our unrecognized tax benefits of up to $3 million.

In the normal course of business, PTC and its subsidiaries are examined by various taxing authorities, including the IRS in the United States. As of September 30, 2009 we remain subject to examination in the following major tax jurisdictions for the tax years indicated:

Major Tax Jurisdiction	Open Years
United States	2003, 2008 and 2009
Germany	2004 through 2009
France	2004 through 2009
Japan	2005 through 2009
Ireland	2004 through 2009

We incurred expenses related to stock-based compensation in 2009, 2008 and 2007 of $43.3 million, $44.4 million and $36.4 million, respectively. Accounting for the tax effects of stock-based awards requires that we establish a deferred tax asset as the compensation is recognized for financial reporting prior to related tax deductions. The tax benefit recognized in the consolidated statement of operations related to stock-based compensation totaled $13.9 million, $14.7 million and $31.1 million in 2009, 2008 and 2007, respectively. The 2007 tax benefit related to stock-based compensation includes $17.8 million related to prior years recognized upon release of the valuation allowance in 2007 for the U.S. and a foreign jurisdiction. Upon the settlement of the stock-based awards (i.e., exercise, vesting, forfeiture or cancellation), the actual tax deduction is compared with the cumulative financial reporting compensation cost and any excess tax deduction is considered a windfall tax benefit, and is tracked in a “windfall tax benefit pool” to offset any future tax deduction shortfalls and will be recorded as increases to additional paid-in capital in the period when the tax deduction reduces income taxes payable. As of September 30, 2009, any windfall tax deductions which had not yet reduced taxes were not material.

We have not provided for U.S. income taxes or foreign withholding taxes on foreign unrepatriated earnings as it is our current intention to permanently reinvest these earnings outside the U.S. If we decide to change this assertion in the future to repatriate any additional non-U.S. earnings, we may be required to establish a deferred tax liability on such earnings through a charge to our income tax provision. The cumulative amount of undistributed earnings of our subsidiaries for which U.S. income taxes have not been provided totaled approximately $166.3 million and $191.6 million as of September 30, 2009 and 2008, respectively. The amount of unrecognized deferred tax liability on the undistributed earnings cannot be practicably determined at this time.

H. Commitments and Contingencies

Leasing Arrangements

We lease office facilities and certain equipment under operating leases expiring at various dates through 2020. Certain leases require us to pay for taxes, insurance, maintenance and other operating expenses in addition to rent. Lease expense, net of sublease income, was $39.2 million, $36.5 million and $35.3 million in 2009, 2008 and 2007, respectively. At September 30, 2009, our future minimum lease payments (net of sublease income) under noncancellable operating leases are as follows:

Year ending September 30,	(in thousands)
2010	$36,844
2011	27,580
2012	23,101
2013	8,416
2014	2,732
Thereafter	11,743

Total minimum lease payments	$110,416

As a result of restructuring initiatives in current and prior years and consolidating acquired facilities, certain leased facilities are excess to our needs and are not occupied by us. The future minimum lease payments above include minimum future lease payments for excess facilities, net of sublease income under existing sublease arrangements. Our total future rental income under current sublease arrangements for excess facilities as of September 30, 2009 is $6.2 million ($2.9 million in 2010, $1.7 million in 2011, $1.5 million in 2012 and $0.1 million in 2014).

As of September 30, 2009 and 2008, we had letters of credit and bank guarantees outstanding of approximately $4.8 million (of which $1.4 million was collateralized) and $4.8 million (of which $1.7 million was collateralized), respectively, primarily related to our corporate headquarters lease in Needham, Massachusetts.

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

Interest rates for amounts borrowed under the credit facility range from 0.75% to 1.50% above the Eurodollar rate for Eurodollar-based borrowings or at the defined base rate for base rate borrowings, in each case based upon our leverage ratio. In addition, we may borrow certain foreign currencies at the London interbank-

offered interest rates for those currencies, with the same range above such rates based on our leverage ratio. A quarterly commitment fee based on the undrawn portion of the credit facility is required to be paid by us, ranging from 0.125% to 0.30% per year, depending upon our leverage ratio.

As of September 30, 2009, the amount outstanding under the revolving credit facility was 39.6 million Euros, which was equivalent to $57.9 million on that date. The current loan matures on February 26, 2010 and accrues interest at 1.8%.

Upon the due date, and subsequent due dates, we may either repay the amount outstanding or roll over the amount outstanding with new short term loans at the then current interest rates described above. In 2009 and 2008, we paid $2.4 million and $7.4 million, respectively, of interest on our revolving credit facility. The average interest rate on borrowings outstanding during 2009 and 2008 was approximately 3.2% and 5.5%, respectively.

The credit facility limits our and our subsidiaries’ ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends and make other distributions; make investments and enter into joint ventures; dispose of assets; and engage in transactions with affiliates, except on an arms-length basis. Under the credit facility, we and our material domestic subsidiaries may not invest cash or property in, or loan cash to, our foreign subsidiaries in aggregate amounts exceeding $25 million for any purpose and an additional $50 million for acquisitions of businesses. In addition, under the credit facility, PTC must maintain a defined leverage ratio not to exceed 2.50 to 1.00 and a defined fixed-charge ratio of not less than 1.25 to 1.00. Any failure to comply with the financial or operating covenants of the credit facility would not only prevent us from being able to borrow additional funds, but would also constitute a default, resulting in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. A change in control of PTC (as defined in the credit facility) also constitutes an event of default, permitting the lenders to accelerate the required payments of all amounts due and to terminate the credit facility. As of September 30, 2009, our leverage ratio was 0.43 to 1.00 and our fixed-charge ratio was 4.40 to 1.00. We were in compliance with all financial and operating covenants of the credit facility as of September 30, 2009.

Legal Proceedings

On August 2, 2007, GE Capital Leasing Corporation (now GE Financial Services Corporation, “GEFS”) filed a lawsuit against us in the U.S. District Court for the District of Massachusetts. The lawsuit alleges that GEFS was fraudulently induced to provide over $60 million in financing to Toshiba Corporation for purchases of third party products, predominantly PTC products, during the period from 2003 to 2006. GEFS claims that PTC participated in the alleged scheme or, alternatively, should have been aware of the scheme and made negligent misrepresentations that enabled the scheme to continue undetected. All of the alleged transactions occurred in Japan. GEFS’s complaint claims damages of $47 million and seeks three times that amount plus attorneys’ fees. On October 2, 2008, the United States District Court for the District of Massachusetts entered an order granting PTC’s motion to dismiss GEFS’s complaint on the basis that GEFS had commenced the action in the improper forum. The court issued this order subject to certain conditions, including PTC’s agreement to provide certain discovery to GEFS and to assent to personal jurisdiction in Japan. On November 17, 2008, GEFS filed a motion to vacate the court’s October 2nd order and to seek to continue the case in the U.S. We have opposed GEFS’s motion.

On January 7, 2009, GEFS also filed an action in Tokyo District Court in Japan against PTC’s Japanese subsidiary, PTC Japan K.K. The lawsuit arises from the same underlying transactions as the Massachusetts lawsuit and seeks damages of 5,808,384,889 Yen (approximately $65 million as of September 30, 2009) plus interest of 5% per year on such amount since April 27, 2007 and costs of the lawsuit. Subsequently, the Tokyo District Court consolidated this newly filed action with GEFS’s pending action against Toshiba and other parties to the transactions, which was filed in the Tokyo District Court in August 2007. In the Japanese action, GEFS alleges that employees of PTC Japan committed wrongful acts in cooperation with employees of other companies involved in the transactions, including an employee of Toshiba who was criminally convicted for obtaining fraudulent loans. GEFS alleges that the wrongful acts committed by PTC Japan employees caused GEFS’s damages and that PTC Japan, as an employer, is jointly and severally liable for GEFS’s losses along with the other defendants.

We dispute GEFS’s claims and are contesting them vigorously. As of September 30, 2009 and 2008, revenue of 4,658,162,417 Yen ($51.9 million and $43.8 million, respectively) that was previously recorded for the transactions at issue has been deferred and recorded as customer advances in our consolidated balance sheets. That liability will remain recorded until the rights and obligations of the several companies connected with the Toshiba transactions are resolved. The change in customer advances at September 30, 2009 from September 30, 2008 is due to foreign currency translation adjustments. We have not accrued any other liability for this matter as of September 30, 2009 as an amount potentially payable, if any, is not estimable. To the extent that matters are resolved in an amount less than the recorded customer advances liability, we will reduce customer advances and record the portion retained to revenue or other income at that time. To the extent that matters are resolved in an amount in excess of the recorded customer advances liability, we would record expense for the amount due in excess of our recorded liability.

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

I. Stockholders’ Equity

Preferred Stock

We may issue up to 5.0 million shares of our preferred stock in one or more series. Our Board of Directors is authorized to fix the rights and terms for any series of preferred stock without additional shareholder approval. In November 2000, our Board of Directors authorized and designated 500,000 shares of preferred stock as Series A Junior Participating Preferred Stock for issuance pursuant to our Shareholder Rights Plan discussed below in Note J. As of September 30, 2009 and 2008, there were no outstanding shares of preferred stock.

Common Stock

Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors has authorized us to use up to $100 million of cash from operations to repurchase shares of our common stock in open market purchases. This authorization will expire on May 31, 2010 unless earlier revoked. In 2009, we repurchased 1.2 million shares at a cost of $14.2 million leaving $80.6 million remaining under our current authorization. In 2008, we repurchased 1.7 million shares at a cost of $27.3 million, including 1.4 million shares at a cost of $22.0 million under a prior authorization. In 2007, we repurchased 0.6 million shares at a cost of $10 million. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.

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

K. Equity Incentive Plan

Our 2000 Equity Incentive Plan (2000 Plan) provides for grants of nonqualified and incentive stock options, common stock, restricted stock, restricted stock units and stock appreciation rights to employees, directors, officers and consultants. We award restricted stock and restricted stock units as the principal equity incentive awards, including certain performance-based awards that are earned based on achieving performance criteria established by the Compensation Committee of our Board of Directors on or prior to the grant date. Each restricted stock unit represents the contingent right to receive one share of our common stock.

The fair value of restricted shares and restricted stock units granted in 2009, 2008 and 2007 was based on the fair market value of our stock on the date of grant. The weighted average fair value per share of restricted shares and restricted stock units granted in 2009, 2008 and 2007 was $10.32, $17.95 and $18.55, respectively. Pre-vesting forfeiture rates for purposes of determining stock-based compensation for all periods presented were estimated by us to be 0% for directors and executive officers, 4% for vice president-level employees and 7% for all other employees.

The following table shows total stock-based compensation expense recorded from our stock-based awards as reflected in our consolidated statements of operations:

	Year ended September 30,
	2009	2008	2007
	(in thousands)
Cost of license revenue	$50	$37	$138
Cost of service revenue	8,163	9,172	7,412
Sales and marketing	12,797	12,230	8,984
Research and development	8,214	9,429	7,205
General and administrative	14,104	13,528	12,706

Total stock-based compensation expense	$43,328	$44,396	$36,445

As of September 30, 2009 total unrecognized compensation cost related to unvested restricted shares and restricted stock units expected to vest was approximately $52.1 million and the weighted average remaining recognition period for unvested awards was 15 months.

As of September 30, 2009, 3.2 million shares of common stock were available for grant under the 2000 Plan and 15.5 million shares of common stock were reserved for issuance upon the exercise of stock options and vesting of restricted stock units granted and outstanding.

The following table shows restricted stock activity for the year ended September 30, 2009:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value as of September 30, 2009
	(in thousands)		(in thousands)
Balance of nonvested outstanding restricted stock October 1, 2008	1,660	$17.98
Granted(1)	125	$11.63
Vested	(931)	$17.48
Forfeited or not earned	(20)	$18.61

Balance of nonvested outstanding restricted stock September 30, 2009	834	$17.57	$11,523

(1)	These shares were granted to the non-employee members of our Board of Directors. 107 of the shares will vest in March 2010 and the remaining 18 will vest in two equal amounts in September 2010 and 2011.

The following table shows restricted stock unit activity for the year ended September 30, 2009:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value as of September 30, 2009
	(in thousands)		(in thousands)
Balance of outstanding restricted stock units October 1, 2008	3,821	$17.73
Granted(1)	5,374	$10.29
Vested	(1,157)	$17.07
Forfeited or not earned	(211)	$16.26

Balance of outstanding restricted stock units September 30, 2009	7,827	$12.76	$108,172

(1)	As described below, 1.3 million of these restricted stock units were forfeited in November 2009 as the 2009 performance criteria were not met in full.

Restricted stock unit grants we made in 2009 are set forth in the table below:

	Restricted Stock Units
Grant Period	Performance-based		Time-based		Total
	(in thousands)
2009	1,844	(1)	3,530	(2)	5,374

(1)	254 of these performance-based restricted stock units were granted to non-executive employees pursuant to our annual management incentive plan (MIP RSUs). 127 vested in November 2009 and the remainder were forfeited as the performance criteria were not achieved in full. The remaining 1,590 of these performance-based restricted stock units were granted to our executive officers under three separate arrangements. 323 were granted pursuant to our annual executive incentive plan established in November 2008 (EIP I RSUs). These EIP I RSUs were forfeited in November 2009 as the performance criteria were not met. 888 were granted as part of our annual executive equity incentive grant and were subject to the same performance criteria as the EIP I RSUs (Annual Executive RSUs). The Annual Executive RSUs were not earned and were forfeited in November 2009. The final 379 were granted pursuant to the executive incentive plan for the second half of 2009 established in March 2009 in connection with revisions to our 2009 financial plan and were subject to performance criteria established at that time (EIP II RSUs). The performance criteria for the EIP II RSUs were met and these shares vested in November 2009. We have not recognized compensation expense on the MIP RSUs, the EIP I RSUs and the Annual Executive RSUs that were not earned.
(2)	The time-based RSUs were issued to executive and non-executive employees and vest over three years.

The following table shows stock option activity for the year ended September 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding:
Balance October 1, 2008	8,427	$14.05
Granted	—	—
Cancelled	(193)	$28.42
Exercised	(608)	$8.44

Balance September 30, 2009	7,626	$14.14	2.67	$21,921

Exercisable September 30, 2009	7,626	$14.14	2.67	$21,921

During 2009, 2008 and 2007 the following activity occurred under our plans:

	Year ended September 30,
	2009	2008	2007
	(in thousands)
Total intrinsic value of stock options exercised	$2,562	$12,303	$16,918
Total fair value of restricted stock and restricted stock unit awards vested	$22,704	$35,309	$33,889

In 2009, shares issued upon vesting of restricted stock and restricted stock units were net of 0.4 million shares retained by us to cover employee tax withholdings of $4.4 million. In 2008, shares issued upon vesting of restricted stock and restricted stock units were net of 0.6 million shares retained by us to cover employee tax withholdings of $10.7 million. In 2007, shares issued upon vesting of restricted stock units were net of 0.3 million shares retained by us to cover employee tax withholdings of $6.5 million.

Until July 2005, we generally granted stock options. For those options, the option exercise price was typically the fair market value at the date of grant, and they generally vested over four years and expired ten years from the date of grant. Information for stock options outstanding and exercisable at September 30, 2009 was as follows:

	Outstanding and Exercisable Options
Range of Exercise Prices	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
	(in thousands)	(years)
$4.98 – $8.30	1,386	3.27	$6.47
$8.50 – $9.55	1,424	3.20	$8.83
$9.75 – $12.20	1,272	4.40	$11.50
$12.58 – $12.58	1,285	1.97	$12.58
$13.18 – $23.36	1,605	1.60	$20.54
$24.90 – $76.72	654.90		$34.47

$4.98 – $76.72	7,626	2.67	$14.14

L. Employee Benefit Plan

We offer a savings plan to eligible U.S. employees. The plan is intended to qualify under Section 401(k) of the Internal Revenue Code. Participating employees may defer up to 15% of their pre-tax compensation, as defined, but not more than statutory limits. We contribute 50% of the amount contributed by the employee, up to a maximum of 6% of the employee’s earnings. Our matching contributions vest at a rate of 25% per year of service, with full vesting after four years of service. We made matching contributions of $4.2 million, $3.7 million and $3.9 million in 2009, 2008 and 2007, respectively.

M. Pension Plans

We maintain defined benefit pension plans primarily covering certain employees of Computervision, which we acquired in 1998, and of CoCreate, which we acquired in 2008. Benefits are based upon length of service and average compensation with vesting after one to five years of service. The pension cost was actuarially computed using assumptions applicable to each subsidiary plan and economic environment. We adjust our pension liability related to our plans due to changes in actuarial assumptions and performance of plan investments, as shown below.

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

The following table presents the actuarial assumptions used in accounting for the pension plans:

	U.S. Plan			International Plans
	2009	2008	2007	2009	2008	2007
Weighted average assumptions used to determine benefit obligations at September 30 measurement date:
Discount rate	5.50%	7.50%	6.25%	5.1%	5.7%	5.1%
Rate of increase in future compensation(1)	—	—	—	2.1%	2.2%	—
Weighted average assumptions used to determine net periodic pension cost for fiscal years ended September 30:
Discount rate	7.50%	6.25%	5.75%	5.7%	5.2%	4.7%
Rate of increase in future compensation	—	—	—	2.2%	1.0%	—
Rate of return on plan assets	7.50%	7.50%	7.50%	6.2%	5.7%	3.8%

(1)	The rate of increase in future compensation is weighted for all plans, ongoing and frozen (with a 0% increase for frozen plans). The weighted rate of increase for ongoing non-U.S. plans was 2.7% and 2.9% at September 30, 2009 and 2008, respectively.

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

For the U.S. plan and the German CoCreate plan, the long-term total return goal, presently 7.50% and 7.25%, respectively, includes income plus realized and unrealized gains and/or losses on the plan assets. Using generally accepted diversification techniques, the plans’ assets, in aggregate and at the individual portfolio level, are invested so that the total portfolio risk exposure and risk-adjusted returns best meet the plans’ long-term liabilities to employees. Plan asset allocations are reviewed periodically and rebalanced to achieve target allocation among the asset categories when necessary. For the other international plans, the rate of return is expected to be in line with fixed income local government bonds with comparable terms.

The actuarially computed components of net periodic pension cost recognized in our consolidated statements of operations for each year are shown below:

	U.S. Plan			International Plans
	2009	2008	2007	2009	2008	2007
	(in thousands)
Interest cost of projected benefit obligation	$5,695	$5,397	$4,990	$2,312	$4,788	$3,086
Service cost	—	—	—	1,410	1,554	736
Expected return on plan assets	(4,974)	(5,854)	(5,392)	(1,903)	(3,496)	(1,287)
Amortization of prior service cost	—	—	—	—	19	21
Settlement gain	—	—	—	—	(2,140)	—
Recognized actuarial loss (gain)	1,226	1,016	1,281	(102)	1,489	1,460

Net periodic pension cost	$1,947	$559	$879	$1,717	$2,214	$4,016

The following tables display the change in benefit obligation and the change in the plan assets and funded status of the plans as well as the amounts recognized in our consolidated balance sheets:

	U.S. Plan		International Plans		Total
	Year ended September 30,
	2009	2008	2009	2008	2009	2008
	(in thousands)
Change in benefit obligation:
Projected benefit obligation—beginning of year	$76,894	$87,288	$42,870	$68,158	$119,764	$155,446
Service cost	—	—	1,645	1,554	1,645	1,554
Interest cost	5,695	5,397	2,333	4,788	8,028	10,185
Actuarial loss (gain)	23,790	(12,667)	1,691	(8,508)	25,481	(21,175)
Acquisition of CoCreate	—	—	—	33,597	—	33,597
Curtailment	—	—	—	(17,906)	—	(17,906)
Settlement	—	—	—	(34,301)	—	(34,301)
Foreign exchange impact	—	—	2,852	(1,656)	2,852	(1,656)
Participant contributions	—	—	542	468	542	468
Benefits paid	(3,311)	(3,124)	(1,510)	(3,324)	(4,821)	(6,448)

Projected benefit obligation—end of year	$103,068	$76,894	$50,423	$42,870	$153,491	$119,764

Change in plan assets and funded status:
Plan assets at fair value—beginning of year	$66,689	$78,262	$31,482	$38,850	$98,171	$117,112
Actual return on plan assets	(357)	(10,988)	2,178	(2,226)	1,821	(13,214)
Employer contributions	2,714	2,539	4,208	2,140	6,922	4,679
Participant contributions	—	—	542	468	542	468
Acquisition of CoCreate	—	—	—	31,248	—	31,248
Settlement	—	—	—	(34,301)	—	(34,301)
Foreign exchange impact	—	—	2,436	(1,373)	2,436	(1,373)
Benefits paid	(3,311)	(3,124)	(1,510)	(3,324)	(4,821)	(6,448)

Plan assets at fair value—end of year	65,735	66,689	39,336	31,482	105,071	98,171
Projected benefit obligation—end of year	103,068	76,894	50,423	42,870	153,491	119,764

Funded status	$(37,333)	$(10,205)	$(11,087)	$(11,388)	$(48,420)	$(21,593)

Accumulated benefit obligation—end of year	$103,068	$76,894	$46,891	$39,610	$149,959	$116,504

	U.S. Plan		International Plans		Total
	September 30,
	2009	2008	2009	2008	2009	2008
	(in thousands)
Amounts recognized in the balance sheet:
Non-current liability	$(37,333)	$(10,205)	$(11,087)	$(11,388)	$(48,420)	$(21,593)

	U.S. Plan		International Plans		Total
	September 30,
	2009	2008	2009	2008	2009	2008
	(in thousands)
Amounts in accumulated other comprehensive loss:
Unrecognized actuarial loss (gain)	$65,307	$37,412	$(1,578)	$(3,093)	$63,729	$34,319

We expect to recognize approximately $2.3 million of the unrecognized actuarial loss as of September 30, 2009 as a component of net periodic pension cost in 2010.

The following table shows the percentage of total plan assets for each major category of plan assets:

	U.S. Plan		International Plans
	September 30,
	2009	2008	2009	2008
Asset category:
Equity securities	60%	60%	38%	39%
Fixed income securities	40%	40%	42%	51%
Other (1)	—	—	20%	10%

	100%	100%	100%	100%

(1)	Other non-U.S. primarily represent fixed income and short term investments held with an insurance company that have a guaranteed rate of return set annually.

We periodically review the pension plans’ investments in the various asset classes. The current asset allocation target is 60% equity securities and 40% fixed income securities for the U.S. plan and the German CoCreate plan, and 100% fixed income securities for the other international plans. The fixed income securities for the international plans primarily include investments held with insurance companies with fixed returns. The plans’ investment managers are provided specific guidelines under which they are to invest the assets assigned to them. In general, investment managers are expected to remain fully invested in their asset class with further limitations on risk as related to investments in a single security, portfolio turnover and credit quality.

The U.S. plan and the German CoCreate plan’s investment policies prohibit the use of derivatives associated with leverage and speculation or investments in securities issued by PTC, except through index-related strategies and/or commingled funds. An investment committee oversees management of the pension plans’ assets. Plan assets consist primarily of investments in mutual funds invested in equity and fixed income securities.

In 2009, 2008 and 2007, our actual return on plan assets was a gain of $1.8 million, a loss of $13.2 million and a gain of $6.3 million, respectively. Distress in the financial markets has caused, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuation of others. Lower than expected returns has impacted and may continue to impact the amount and timing of future contributions and expense for these plans.

Based on actuarial valuations and additional voluntary contributions, we contributed $6.9 million, $4.7 million, and $7.7 million in 2009, 2008 and 2007, respectively, to the plans. We expect to make contributions totaling approximately $2.7 million in 2010.

As of September 30, 2009, benefit payments expected to be paid over the next ten years are outlined in the following table:

	U.S. Plan	International Plans	Total
	(in thousands)
Year ending September 30,
2010	$3,271	$1,888	$5,159
2011	3,534	1,159	4,693
2012	3,943	1,238	5,181
2013	4,358	1,321	5,679
2014	4,798	1,431	6,229
2015 to 2019	31,172	9,952	41,124

N. Segment Information

We operate within a single industry segment—computer software and related services. Operating segments as defined under GAAP are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is our executive officers. We have two operating and reportable segments: (1) Software Products, which includes license and related maintenance revenue (including new releases and technical support) for all our products except training-related products; and (2) Services, which includes consulting, implementation, training, computer-based training products, including maintenance thereon, and other support revenue. In our consolidated statements of operations, maintenance revenue is included in service revenue. We do not allocate sales, marketing or administrative expenses to our operating segments as these activities are managed on a consolidated basis.

The revenue and operating income attributable to these operating segments are summarized as follows:

	Year ended September 30,
	2009	2008	2007
	(in thousands)
Software Products segment revenue	$691,825	813,727	704,537
Services segment revenue	246,360	256,603	236,742

Total revenue	$938,185	$1,070,330	$941,279

Operating income:(1)(2)
Software Products segment	$397,156	$513,989	$451,715
Services segment	19,680	19,589	19,770
Sales and marketing expenses	(312,847)	(314,535)	(297,413)
General and administrative expenses	(84,694)	(93,798)	(81,304)

Total operating income	$19,295	$125,245	$92,768

(1)	The operating income reported does not represent the total operating results for each operating segment as it does not contain an allocation of sales, marketing, corporate and general and administrative expenses incurred in support of the operating segments.
(2)	We recorded restructuring and other charges and in-process research and development charges of $23.0 million, $22.0 million and $15.9 million in 2009, 2008 and 2007, respectively. In 2009, 2008 and 2007, Software Products included $4.1 million, $4.8 million and $5.4 million, respectively; Services included $3.4 million, $3.5 million and $3.8 million, respectively; sales and marketing expenses included $11.5 million, $7.7 million and $5.2 million, respectively; and general and administrative expenses included $4.0 million, $6.0 million and $1.5 million, respectively, of the total restructuring and other charges and in-process research and development charges recorded in those respective periods.

Data for the geographic regions in which we operate is presented below:

	Year ended September 30,
	2009	2008	2007
	(in thousands)
Revenue:
North America(1)	$351,376	$364,673	$365,002
Europe(2)	373,184	450,291	353,358
Asia-Pacific(3)	213,625	255,366	222,919

Total revenue	$938,185	$1,070,330	$941,279

	September 30,
	2009	2008	2007
	(in thousands)
Long-lived tangible assets:
North America	$41,184	$38,342	$40,001
Europe	6,181	6,291	6,128
Asia-Pacific	10,740	10,620	8,616

Total long-lived tangible assets	$58,105	$55,253	$54,745

(1)	Includes revenue in the United States totaling $337.6 million, $347.7 million and $347.0 million for 2009, 2008 and 2007, respectively.
(2)	Includes revenue in Germany totaling $122.0 million, $149.8 million and $111.8 million for 2009, 2008 and 2007, respectively.
(3)	Includes revenue in Japan totaling $104.0 million, $118.2 million and $97.3 million for 2009, 2008 and 2007, respectively.

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

O. Subsequent Events

We have evaluated subsequent events as defined by GAAP through the date that the financial statements were issued on November 24, 2009.

Restricted Stock Unit Grants

On November 3, 2009, we granted the restricted stock units shown in the table below. The performance-based RSUs are earned based on performance conditions established by the Compensation Committee of our Board of Directors on the grant date and are also subject to service conditions. Of these RSUs, 490,643 will vest in three installments on the later of November 15, 2010 or the date the Compensation Committee determines the extent to which the performance criteria have been achieved, November 15, 2011 and November 15, 2012, and 149,666 will vest on the later of November 15, 2012 or the date the Compensation Committee determines the extent to which the performance criteria have been achieved. The time-based RSUs were issued to employees, including our executive officers, and will vest in three substantially equal annual installments on each of November 15, 2010, November 15, 2011 and November 15, 2012.

Restricted Stock Units Granted November 2009

	Performance-Based RSUs	Time-Based RSUs
Number Granted	640,304	1,549,414
Intrinsic Value	$9,732,621	$23,551,093

Related Party Transaction

On November 19, 2009, we entered into a consulting agreement with Professor Michael Porter, a director of PTC. In consideration for providing consulting services, we made a one-time grant of 12,995 shares of restricted stock to Professor Porter, half of which will vest on November 19, 2010 and the other half of which will vest on November 19, 2011. Professor Porter may also earn up to $200,000 in fees for speaking engagements on behalf of PTC. If we terminate the agreement without cause, vesting of all the shares will be accelerated.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Parametric Technology Corporation:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Parametric Technology Corporation and its subsidiaries (the “Company”) at September 30, 2009 and 2008 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Annual Report on Internal Control over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

November 24, 2009

SELECTED CONSOLIDATED FINANCIAL DATA

You should read the following selected consolidated financial data in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report.

The consolidated statements of operations data for the years ended September 30, 2009, 2008 and 2007 and the consolidated balance sheet data as of September 30, 2009 and 2008 are derived from our audited consolidated financial statements appearing elsewhere in this Annual Report. The consolidated statements of operations data for the years ended September 30, 2006 and 2005 and the consolidated balance sheet data as of September 30, 2007, 2006 and 2005 are derived from our audited consolidated financial statements that are not included in this Annual Report. The historical results are not necessarily indicative of results in any future period.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA (1)

(in thousands, except per share data)

	2009	2008	2007	2006	2005
Revenue	$938,185	$1,070,330	$941,279	$847,983	$707,975
Operating income	19,295	125,245	92,768	66,513	73,042
Net income	31,522	79,702	143,656	56,804	73,187
Earnings per share—Basic(2)	0.27	0.70	1.27	0.52	0.67
Earnings per share—Diluted(2)	0.27	0.68	1.22	0.50	0.65
Total assets	1,350,212	1,349,573	1,090,313	901,387	791,593
Working capital	55,035	31,141	164,289	53,242	47,056
Long-term liabilities	97,200	80,695	65,464	110,641	118,017
Stockholders’ equity	761,581	702,525	594,507	405,872	296,905

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands, except per share data)

	September 30, 2009	July 4, 2009	April 4, 2009	January 3, 2009
Revenue	$246,343	$226,159	$225,292	$240,391
Operating income (loss)	15,191	1,987	(1,421)	3,538
Net income	15,900	3,788	7,175	4,659
Earnings per share:
Basic	$0.14	$0.03	$0.06	$0.04
Diluted	$0.13	$0.03	$0.06	$0.04
Common Stock prices:(3)
High	$14.16	$12.84	$13.23	$18.36
Low	$10.69	$10.22	$7.21	$9.48

	September 30, 2008	June 28, 2008	March 29, 2008	December 29, 2007
Revenue	$299,547	$271,748	$257,793	$241,242
Operating income	47,426	31,922	31,032	14,865
Net income	36,504	14,470	18,848	9,880
Earnings per share:
Basic	$0.32	$0.13	$0.17	$0.09
Diluted	$0.31	$0.12	$0.16	$0.08
Common Stock prices:(3)
High	$21.54	$19.20	$18.22	$19.51
Low	$16.42	$14.61	$13.68	$16.11

(1)	The consolidated financial position and results of operations data reflect our acquisitions of CoCreate Software GmbH on November 30, 2007 for $247.5 million in cash; Mathsoft Corporate Holdings, Inc. on April 28, 2006 for $64.4 million in cash; and Arbortext, Inc. on July 19, 2005 for $194.8 million in cash, as well as certain other less significant businesses during these periods. Results of operations for the acquired businesses have been included in the consolidated statement of operations since their acquisition dates.
(2)	Effective on February 28, 2006, we implemented a reverse stock split pursuant to which every five shares of issued and outstanding common stock of PTC were automatically combined into two issued and outstanding shares of common stock without any change in the par value of such shares. Historical per share data presented in this summary has been retroactively restated to reflect this reverse stock split.
(3)	The common stock prices are based on the Nasdaq Global Select Market daily high and low sale prices. Our common stock is traded on the Nasdaq Global Select Market under the symbol “PMTC.”