Form 10-Q
period 2010-01-02
PARAMETRIC TECHNOLOGY CORP
filed 2010-02-11
CIK 857005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2010

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

There were 117,164,838 shares of our common stock outstanding on February 5, 2010.

PARAMETRIC TECHNOLOGY CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended January 2, 2010

PART I—FINANCIAL INFORMATION

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	January 2, 2010	September 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$231,144	$235,122
Accounts receivable, net of allowance for doubtful accounts of $4,849 and $5,329 at January 2, 2010 and September 30, 2009, respectively	160,536	166,591
Prepaid expenses	23,880	24,166
Other current assets	108,011	77,856
Deferred tax assets	42,683	42,731

Total current assets	566,254	546,466
Property and equipment, net	58,901	58,105
Goodwill	425,132	428,268
Acquired intangible assets, net	157,290	168,249
Deferred tax assets	107,533	110,193
Other assets	32,576	38,931

Total assets	$1,347,686	$1,350,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$56,622	$57,880
Accounts payable	12,920	13,292
Accrued expenses and other current liabilities	44,325	44,052
Accrued compensation and benefits	70,649	85,984
Accrued income taxes	3,919	9,223
Deferred tax liabilities	—	216
Customer advances	50,043	51,892
Deferred revenue	236,449	228,892

Total current liabilities	474,927	491,431
Deferred tax liabilities	27,491	29,164
Deferred revenue	6,711	5,378
Other liabilities	66,643	62,658

Total liabilities	575,772	588,631

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 117,623 and 115,950 shares issued and outstanding at January 2, 2010 and September 30, 2009, respectively	1,176	1,160
Additional paid-in capital	1,818,385	1,822,544
Accumulated deficit	(1,010,665)	(1,028,528)
Accumulated other comprehensive loss	(36,982)	(33,595)

Total stockholders’ equity	771,914	761,581

Total liabilities and stockholders’ equity	$1,347,686	$1,350,212

The accompanying notes are an integral part of the condensed consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended
	January 2, 2010	January 3, 2009
Revenue:
License	$74,816	$50,502
Service	183,613	189,889

Total revenue	258,429	240,391

Costs and expenses:
Cost of license revenue	8,147	7,584
Cost of service revenue	70,524	75,741
Sales and marketing	78,598	79,862
Research and development	50,690	48,361
General and administrative	24,071	21,437
Amortization of acquired intangible assets	4,058	3,868

Total costs and expenses	236,088	236,853

Operating income	22,341	3,538
Interest and other income (expense), net	(524)	(1,071)

Income before income taxes	21,817	2,467
Provision for (benefit from) income taxes	3,954	(2,192)

Net income	$17,863	$4,659

Earnings per share—Basic	$0.15	$0.04
Earnings per share—Diluted	$0.15	$0.04
Weighted average shares outstanding—Basic	116,253	114,555
Weighted average shares outstanding—Diluted	121,113	117,356

The accompanying notes are an integral part of the condensed consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended
	January 2, 2010	January 3, 2009
Cash flows from operating activities:
Net income	$17,863	$4,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,923	14,795
Stock-based compensation	13,855	10,531
Other non-cash costs, net	91	412
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	4,211	23,439
Accounts payable and accrued expenses	(236)	(3,492)
Accrued compensation and benefits	(14,840)	(22,541)
Deferred revenue	(15,987)	(8,730)
Accrued income taxes	(2,805)	(11,187)
Other current assets and prepaid expenses	1,316	324
Other noncurrent assets and liabilities	3,369	6,214

Net cash provided by operating activities	22,760	14,424

Cash flows from investing activities:
Additions to property and equipment	(7,877)	(8,172)
Acquisitions of businesses, net of cash acquired	(582)	(8,362)

Net cash used by investing activities	(8,459)	(16,534)

Cash flows from financing activities:
Repayment of borrowings under revolving credit facility	—	(13,265)
Proceeds from issuance of common stock	3,991	2,106
Repurchases of common stock	(5,072)	(9,581)
Payments of withholding taxes in connection with vesting of restricted stock units and restricted stock	(15,581)	(2,458)
Other	149	(139)

Net cash used by financing activities	(16,513)	(23,337)

Effect of exchange rate changes on cash and cash equivalents	(1,766)	(4,561)

Net decrease in cash and cash equivalents	(3,978)	(30,008)
Cash and cash equivalents, beginning of period	235,122	256,941

Cash and cash equivalents, end of period	$231,144	$226,933

The accompanying notes are an integral part of the condensed consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three months ended
	January 2, 2010	January 3, 2009
Net income	$17,863	$4,659

Other comprehensive loss, net of tax provision:
Foreign currency translation adjustment	(3,391)	(7,401)
Minimum pension liability adjustment, net of tax of $1 for the three months ended January 2, 2010 and $3 for the three months ended January 3, 2009	4	(8)

Other comprehensive loss	(3,387)	(7,409)

Comprehensive income (loss)	$14,476	$(2,750)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Parametric Technology Corporation (PTC) and its wholly owned subsidiaries and have been prepared by management in accordance with accounting principles generally accepted in the United States of America and in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. While we believe that the disclosures presented are adequate in order to make the information not misleading, these unaudited quarterly financial statements should be read in conjunction with our annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair statement of our financial position, results of operations and cash flows at the dates and for the periods indicated. Unless otherwise indicated, all references to a year mean our fiscal year, which ends on September 30. The September 30, 2009 consolidated balance sheet included herein is derived from our audited consolidated financial statements.

Deferred revenue primarily relates to software maintenance agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and, if not yet paid the related customer receivable is included in other current assets. Billed but uncollected maintenance-related amounts included in other current assets at January 2, 2010 and September 30, 2009 were $94.3 million and $66.0 million, respectively.

As of January 2, 2010, approximately 10% of the total net trade accounts receivable was due from a customer in Europe. No individual customer comprised more than 10% of our net trade accounts receivable as of September 30, 2009.

We have evaluated subsequent events as defined by generally accepted accounting principles (GAAP) through February 11, 2010, the date that these financial statements were issued.

The results of operations for the three months ended January 2, 2010 are not necessarily indicative of the results expected for the remainder of the fiscal year.

2. Restructuring Charges

The following table summarizes restructuring accrual activity for the three months ended January 2, 2010:

	Employee Severance and Related Benefits	Facility Closures and Other Costs	Total
	(in thousands)
Balance, September 30, 2009	$11,796	$3,979	$15,775
Cash disbursements	(7,454)	(1,643)	(9,097)
Foreign exchange impact	(28)	—	(28)

Balance, January 2, 2010	$4,314	$2,336	$6,650

The accrual for facility closures and related costs is included in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheet, and the accrual for employee severance and related benefits is included in accrued compensation and benefits. As of January 2, 2010, of the

$6.7 million remaining in accrued restructuring charges, $5.5 million was included in current liabilities and $1.2 million was included in other long-term liabilities, principally for facility costs to be paid out through 2013.

Each quarter we review the adequacy of our facility accrual based on known real estate market conditions and the credit-worthiness of subtenants, which may result in revisions to established facility reserves. We had accrued $2.3 million as of January 2, 2010 related to excess facilities (compared to $4.0 million at September 30, 2009), representing gross lease commitments with agreements expiring at various dates through 2013 of $6.7 million, net of committed sublease income of $4.4 million.

3. Stock-based Compensation

We measure the cost of employee services received in exchange for restricted stock and restricted stock unit awards based on the fair value of our common stock on the date of grant. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.

Our equity incentive plans provide for grants of nonqualified and incentive stock options, common stock, restricted stock, restricted stock units and stock appreciation rights to employees, directors, officers and consultants. We award restricted stock and restricted stock units (RSUs) as the principal equity incentive awards, including certain performance-based awards that are earned based on achievement of performance criteria established by the Compensation Committee of our Board of Directors on or prior to the grant date. Each restricted stock unit represents the contingent right to receive one share of our common stock. Our equity incentive plans are described more fully in Note K to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

Restricted Stock Activity for the Three Months ended January 2, 2010	Shares	Weighted Average Grant Date Fair Value (Per Share)
	(in thousands)
Balance of outstanding restricted stock September 30, 2009	834	$17.57
Granted	32	$15.35
Vested	(337)	$18.59
Forfeited or not earned	(4)	$18.73

Balance of outstanding restricted stock January 2, 2010	525	$16.76

Restricted Stock Unit Activity for the Three Months ended January 2, 2010	Shares	Weighted Average Grant Date Fair Value (Per Share)
	(in thousands)
Balance of outstanding restricted stock units September 30, 2009	7,827	$12.76
Granted	2,213	$15.21
Vested	(2,553)	$14.37
Forfeited or not earned	(1,511)	$10.49

Balance of outstanding restricted stock units January 2, 2010	5,976	$13.58

The weighted average fair value per share of restricted stock and restricted stock units granted in the first quarters of 2010 and 2009 was $15.21 and $9.48, respectively.

We made the following restricted stock and restricted stock unit grants in the first quarter of 2010:

	Restricted Stock		Restricted Stock Units (1)
Grant Period	Performance-based	Time-based	Performance-based	Time-based
(in thousands)
	(Number of Shares)		(Number of Units)
First quarter of 2010	—	32	640	1,573

(1)	The performance-based RSUs were issued to our executive officers and are earned based on performance conditions established by the Compensation Committee of our Board of Directors on the grant date and are also subject to service conditions. Of these RSUs, 490 will vest in three installments on the later of November 15, 2010 or the date the Compensation Committee determines the extent to which the performance criteria have been achieved, November 15, 2011 and November 15, 2012, and 150 will vest on the later of November 15, 2012 or the date the Compensation Committee determines the extent to which the performance criteria have been achieved. The time-based RSUs were issued to employees, including our executive officers, and will vest in three substantially equal annual installments on each of November 15, 2010, November 15, 2011 and November 15, 2012.

The following table shows the classification of compensation expense recorded for our stock-based awards as reflected in our consolidated statements of operations:

	Three months ended
	January 2, 2010	January 3, 2009
	(in thousands)
Cost of license revenue	$17	$14
Cost of service revenue	2,580	2,255
Sales and marketing	3,074	2,908
Research and development	2,659	2,258
General and administrative	5,525	3,096

Total stock-based compensation expense	$13,855	$10,531

4. Earnings Per Share (EPS) and Common Stock

EPS

Basic EPS is calculated by dividing net income by the weighted average number of shares outstanding during the period. Unvested restricted stock, although legally issued and outstanding, is not considered outstanding for purposes of calculating basic EPS. Diluted EPS is calculated by dividing net income by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, restricted shares and restricted stock units using the treasury stock method. The calculation of the dilutive effect of outstanding equity awards under the treasury stock method includes consideration of unrecognized compensation expense and any tax benefits as additional proceeds.

The following table presents the calculation for both basic and diluted EPS:

	Three months ended
	January 2, 2010	January 3, 2009
	(in thousands, except per share data)
Net income	$17,863	$4,659

Weighted average shares outstanding—Basic	116,253	114,555
Dilutive effect of employee stock options, restricted shares and restricted stock units	4,860	2,801

Weighted average shares outstanding—Diluted	121,113	117,356

Earnings per share—Basic	$0.15	$0.04
Earnings per share—Diluted	$0.15	$0.04

Stock options to purchase 2.1 million shares and 3.8 million shares for the first quarters of 2010 and 2009, respectively, were outstanding but were not included in the calculation of diluted EPS because the exercise prices per share were greater than the average market price of our common stock for those periods. These shares were excluded from the computation of diluted EPS as the effect would have been anti-dilutive.

Effective October 1, 2009, we adopted new accounting guidance that requires unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be included in the computation of earnings per share as participating securities pursuant to the two-class method. Adoption of the new guidance had an immaterial impact on our reported EPS, as income allocable to participating securities was immaterial for all periods presented.

Common Stock Repurchases

Our Board of Directors has authorized us to use up to $100 million of cash from operations to repurchase shares of our common stock in open market purchases. This authorization will expire on May 31, 2010 unless earlier revoked. In the first quarter of 2010, we repurchased 0.3 million shares at a cost of $5.1 million. As of January 2, 2010, $75.5 million remained under our current authorization. In the second quarter of 2010, through February 11, 2010, we have repurchased an additional 1.5 million shares at a cost of $24.8 million. In the first quarter of 2009, we repurchased 0.9 million shares at a cost of $9.6 million. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.

5. Goodwill and Intangible Assets

Our acquisitions are described more fully in Note E to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

Goodwill

Changes in goodwill, presented by reportable segment, for the first quarter of 2010 are as follows:

	Software Products Segment	Services Segment	Total
	(in thousands)
Balance, September 30, 2009	$410,585	$17,683	$428,268
Acquisitions	582	—	582
Foreign currency translation adjustments	(3,673)	(45)	(3,718)

Balance, January 2, 2010	$407,494	$17,638	$425,132

Amortization of intangible assets

The aggregate amortization expense for intangible assets with finite lives recorded for the first quarters of 2010 and 2009 was classified in our consolidated statements of operations as follows:

	Three months ended
	January 2, 2010	January 3, 2009
	(in thousands)
Amortization of acquired intangible assets	$4,058	$3,868
Cost of license revenue	4,898	4,668
Cost of service revenue	—	8

Total amortization expense	$8,956	$8,544

6. Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued a new standard for fair value measurements. The standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard applies to accounting pronouncements that require or permit fair value measurements. Accordingly, this standard does not require any new fair value measurements. In January 2008, the FASB issued a statement permitting entities to defer the effective date for one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We elected to defer the adoption with respect to those assets and liabilities permitted. On October 1, 2008, we adopted the new standard and certain related FASB staff positions for our financial assets and liabilities. On October 1, 2009, we adopted the requirements for non-financial assets and non-financial liabilities. The adoption of these standards did not have a material impact on our consolidated financial statements.

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

Our significant financial assets and liabilities measured at fair value on a recurring basis were all measured using input type Level 1 and consisted of the following as of January 2, 2010:

January 2, 2010
(in thousands)
Financial assets:
Cash equivalents (1)	$81,747

Financial liabilities:
Forward contracts	$(59)

(1)	Money market funds.

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

Generally, we do not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized immediately in earnings. Because we enter into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Gains and losses on forward contracts and foreign denominated receivables and payables are included in other income (expense), net. As of January 2, 2010, we had outstanding forward contracts with notional amounts equivalent to $134.2 million comprised of the following:

Currency Hedged	January 2, 2010
(in thousands)
Euro/U.S. Dollar	$59,915
British Pound/Euro	20,991
Indian Rupee/U.S. Dollar	22,332
Japanese Yen/U.S. Dollar	4,774
Swedish Krona/U.S. Dollar	3,996
Chinese Renminbi/U.S. Dollar	3,900
British Pound/ U.S. Dollar	3,075
All other	15,229

Total	$134,212

The accompanying consolidated balance sheet as of January 2, 2010 includes a net liability of $0.1 million related to the fair value of our forward contracts.

Net gains and losses on foreign currency exposures, including realized and unrealized gains and losses on forward contracts, included in other income (expense), net, were net losses of $0.8 million and $1.5 million for the three months ended January 2, 2010 and January 3, 2009, respectively. Excluding the underlying foreign currency exposure being hedged, net realized and unrealized gains and losses on forward contracts included in other income (expense), net, were a net loss of $0.5 million and a net gain of $3.4 million for the three months ended January 2, 2010 and January 3, 2009, respectively.

8. Recent Accounting Pronouncements

Revenue Recognition for Arrangements with Multiple Deliverables

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new revenue recognition standards for arrangements with multiple deliverables, where certain of those deliverables are non-software related. These standards do not apply to us and, as a result, will not have an impact on our consolidated financial position, results of operations and cash flows.

Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued authoritative guidance that requires additional disclosures for plan assets of defined benefit pension or other postretirement plans. The required disclosures include a description of our investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and the significant concentrations of risk within plan assets. The disclosures about plan assets are required to be provided for fiscal years ending after December 15, 2009 (our fiscal 2010).

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

The revenue and operating income attributable to our operating segments are summarized as follows:

	Three months ended
	January 2, 2010	January 3, 2009
	(in thousands)
Revenue:
Total Software Products segment revenue	$196,047	$178,578
Total Services segment revenue	62,382	61,813

Total revenue	$258,429	$240,391

Operating income: (1)
Software Products segment	$118,514	$104,004
Services segment	6,496	833
Sales and marketing expenses	(78,598)	(79,862)
General and administrative expenses	(24,071)	(21,437)

Total operating income	$22,341	$3,538

(1)	The operating income reported for each operating segment does not represent the total operating results as it does not include an allocation of sales, marketing, and general and administrative expenses incurred in support of the operating segments.

In the first quarter of 2010, we began reporting revenue by product groupings, Desktop and Enterprise. Desktop revenue includes our CAx Solutions: Pro/ENGINEER®, CoCreate® CAD products, Mathcad® and Arbortext® authoring products. Enterprise revenue includes our PLM solutions: Windchill®, Arbortext enterprise products, ProductViewTM, CoCreate data management products and InSightTM. These definitions of Desktop and Enterprise are not the same as those we used when we last reported these revenue categories in our SEC filings for the period ended September 30, 2007, or periods before that.

	Three months ended
	January 2, 2010	January 3, 2009
	(in thousands)
Revenue:
Desktop	$135,899	$144,634
Enterprise	122,530	95,757

Total revenue	$258,429	$240,391

Data for the geographic regions in which we operate is presented below. Data for the three months ended January 3, 2009 includes immaterial reclassifications between geographic regions made to conform to the current classification.

	Three months ended
	January 2, 2010	January 3, 2009
	(in thousands)
Revenue:
Americas (1)	$107,155	$83,586
Europe (2)	99,206	99,243
Pacific Rim	28,903	31,749
Japan	23,165	25,813

Total revenue	$258,429	$240,391

(1)	Includes revenue in the United States totaling $104.2 million and $79.1 million for the three months ended January 2, 2010 and January 3, 2009, respectively.
(2)	Includes revenue in Germany totaling $33.2 million and $33.1 million for the three months ended January 2, 2010 and January 3, 2009, respectively.

10. Income Taxes

In the first quarter of 2010, our effective tax rate was a provision of 18% on pre-tax income of $21.8 million, compared to a benefit of 89% on pre-tax income of $2.5 million in the first quarter of 2009. In the first quarter of 2010, our effective tax rate was lower than the 35% statutory federal income tax rate due primarily to foreign taxes at a net effective tax rate lower than the U.S. rate (including a net benefit of $0.9 million related to research and development (R&D) cost sharing pre-payments by a foreign subsidiary to the U.S.). In the first quarter of 2009, our effective tax rate was lower than the 35% statutory federal income tax rate due primarily to foreign taxes at a net effective tax rate lower than the U.S. rate and a $1.8 million tax benefit related to R&D tax credits triggered by a retroactive extension of the R&D tax credit enacted during the first quarter of 2009.

In November 2008, we completed a realignment of our European business which, in part, resulted in a one-time taxable gain in the U.S. This taxable gain enabled us to recognize tax credits generated in 2009 and previously unrecognized tax credits. The resulting tax impact of this one-time gain was deferred over the useful life of the property being transferred and as of January 2, 2010 and September 30, 2009, the accompanying consolidated balance sheet included deferred charges of $17.7 million ($3.6 million in other current assets and $14.1 million in other assets) and $18.6 million ($3.6 million in other current assets and $15.0 million in other assets), respectively. We expect this realignment to favorably impact our effective tax rate in future periods.

As of January 2, 2010 and September 30, 2009, we had unrecognized tax benefits of $17.0 million ($15.6 million net of tax benefits from non-U.S. jurisdictions) and $16.9 million ($15.6 million net of tax benefits from non-U.S. jurisdictions), respectively. If all of our unrecognized tax benefits as of January 2, 2010 were to become recognizable in the future, we would record a $15.6 million benefit to the income tax provision.

Our policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of our income tax provision. In the first quarters of both 2010 and 2009, we included $0.1 million of interest expense and no tax penalty expense in our income tax provision. As of January 2, 2010 and September 30, 2009, we had accrued $0.9 million and $0.8 million, respectively, of estimated interest expense. We had no accrued tax penalties as of either January 2, 2010 or September 30, 2009. Changes in our unrecognized tax benefits in the three months ended January 2, 2010 were as follows:

(in millions)
Balance as of October 1, 2009	$16.9
Tax positions related to current year	0.4
Tax positions related to prior years	(0.3)

Balance as of January 2, 2010	$17.0

Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates. We anticipate the settlement of certain tax audits may be finalized within the next twelve months and could result in a decrease to our unrecognized tax benefits of up to $3 million.

In the normal course of business, PTC and its subsidiaries are examined by various taxing authorities, including the Internal Revenue Service in the United States. As of January 2, 2010, we remained subject to examination in the following major tax jurisdictions for the tax years indicated:

Major Tax Jurisdiction	Open Years
United States	2003, 2008 and 2009
Germany	2004 through 2009
France	2004 through 2009
Japan	2005 through 2009
Ireland	2004 through 2009

11. Commitments and Contingencies

Revolving Credit Agreement

On February 21, 2006, we entered into a multi-currency bank revolving credit facility with a syndicate of seven banks. We use the credit facility for general corporate purposes, including acquisitions of businesses. The credit facility consists of a $230 million revolving credit facility, which may be increased by up to an additional $150 million if the existing or additional lenders are willing to make increased commitments. The credit facility expires on February 20, 2011, when all outstanding amounts will be due and payable in full. Any obligations under the credit facility are guaranteed by PTC’s material domestic subsidiaries and are collateralized by a pledge of 65% of the capital stock of PTC’s material first-tier non-U.S. subsidiaries.

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

As of January 2, 2010, the amount outstanding under the revolving credit facility was 39.6 million Euros, which was equivalent to $56.6 million on that date. The current loan matures on February 26, 2010 and accrues interest at 1.8%.

Upon the due date, and subsequent due dates, we may either repay the amount outstanding or roll over the amount outstanding with new short term loans at the then current interest rates described above.

The credit facility limits our and our subsidiaries’ ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends and make other distributions; make investments and enter into joint ventures; dispose of assets; and engage in transactions with affiliates, except on an arms-length basis. Under the credit facility, we and our material domestic subsidiaries may not invest cash or property in, or loan cash to, our foreign subsidiaries in aggregate amounts exceeding $25 million for any purpose and an additional $50 million for acquisitions of businesses. In addition, under the credit facility, PTC must maintain a defined leverage ratio not to exceed 2.50 to 1.00 and a defined fixed-charge ratio of not less than 1.25 to 1.00. Any failure to comply with the financial or operating covenants of the credit facility would not only prevent us from being able to borrow additional funds, but would also constitute a default, resulting in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. A change in control of PTC (as defined in the credit facility) also constitutes an event of default, permitting the lenders to accelerate the required payments of all amounts due and to terminate the credit facility. As of January 2, 2010, our leverage ratio was 0.37 to 1.00 and our fixed-charge ratio was 5.01 to 1.00. We were in compliance with all financial and operating covenants of the credit facility as of January 2, 2010.

Legal Proceedings

On August 2, 2007, GE Capital Leasing Corporation (now GE Financial Services Corporation, “GEFS”) filed a lawsuit against us in the U.S. District Court for the District of Massachusetts. The lawsuit alleges that GEFS was fraudulently induced to provide over $60 million in financing to Toshiba Corporation for purchases of third party products, predominantly PTC products, during the period from 2003 to 2006. GEFS claims that PTC participated in the alleged scheme or, alternatively, should have been aware of the scheme and made negligent misrepresentations that enabled the scheme to continue undetected. All of the alleged transactions occurred in Japan. GEFS’s complaint claims damages of $47 million and seeks three times that amount plus attorneys’ fees. On October 2, 2008, the United States District Court for the District of Massachusetts entered an order granting PTC’s motion to dismiss GEFS’s complaint on the basis that GEFS had commenced the action in the improper forum. The court issued this order subject to certain conditions, including PTC’s agreement to assent to personal jurisdiction in Japan. On November 17, 2008, GEFS filed a motion to vacate the court’s October 2nd order and to seek to continue the case in the U.S. We have opposed GEFS’s motion.

On January 7, 2009, GEFS also filed an action in Tokyo District Court in Japan against PTC’s Japanese subsidiary, PTC Japan K.K. The lawsuit arises from the same underlying transactions as the Massachusetts lawsuit and seeks damages of 5,808,384,889 Yen (approximately $62 million as of January 2, 2010) plus interest of 5% per year on such amount since April 27, 2007 and costs of the lawsuit. Subsequently, the Tokyo District Court consolidated this action with GEFS’s pending action against Toshiba and other parties to the transactions, which was filed in the Tokyo District Court in August 2007. In the Japanese action, GEFS alleges that employees of PTC Japan committed wrongful acts in cooperation with employees of other companies involved in the transactions, including an employee of Toshiba who was criminally convicted for obtaining fraudulent loans. GEFS alleges that the wrongful acts committed by PTC Japan employees caused GEFS’s damages and that PTC Japan, as an employer, is jointly and severally liable for GEFS’s losses along with the other defendants.

We dispute GEFS’s claims and are contesting them vigorously. As of January 2, 2010 and September 30, 2009, revenue of 4,658,162,417 Yen ($50.0 million and $51.9 million, respectively) that was previously recorded for the transactions at issue has been deferred and recorded as customer advances in our consolidated balance sheets. That liability will remain recorded until the rights and obligations of the several companies connected with the Toshiba transactions are resolved. The change in customer advances at January 2, 2010 from September 30, 2009 is due to foreign currency translation adjustments. We have not accrued any other liability for this matter as of January 2, 2010 or September 30, 2009 as an amount potentially payable, if any, is not estimable. To the extent that matters are resolved in an amount less than the recorded customer advances liability, we will reduce customer advances and record the portion retained to revenue or other income at that time. To the extent that matters are resolved in an amount in excess of the recorded customer advances liability, we would record expense for the amount due in excess of our recorded liability.

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

We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products for a specified period of time. Additionally, we generally warrant that our consulting services will be performed consistent with generally accepted industry standards. In most cases, liability for these warranties is capped. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history; however, we have not incurred significant cost under our product or services warranties. As a result, we believe the estimated fair value of these agreements is immaterial.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q about our future financial and growth expectations, the development of our products and markets, adoption of our solutions, and the expected impact of our strategic investments on our business are forward-looking statements that are subject to the inherent uncertainties in predicting future results and conditions. Risks and uncertainties that could cause actual results to differ materially from those projected include the following: our customers may not purchase our solutions when or at the rates we expect; customers may delay, or become unable to pay, payments due to us in this challenging global economic climate; our efforts to contain our operating costs may harm our business by decreasing our investments in necessary or strategic initiatives; our strategic investments may not have the effects we expect; our ability to successfully differentiate our products and services from those of our competitors and otherwise compete could be adversely affected by the relatively larger size and greater resources of several of the companies with which we compete; as well as other risks and uncertainties referenced in Part II, Item 1A. “Risk Factors” of this report.

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

Our software solutions provide our customers with an integral product development system that enables them to create digital product content, collaborate internally and externally, control content and automate processes, configure products and content, and communicate product information to people and systems across the extended enterprise and design chain.

We generate revenue through the sale of:

•	software licenses,

•	maintenance contracts, under which we provide technical support and software upgrades and enhancements to our software, and

•	consulting and training services, which include implementation services for our software.

The PLM and the CAx markets we serve present different growth opportunities for us. We believe that the markets for our PLM solutions and CAx solutions to small- and medium-size businesses provide an opportunity for future growth while the market for our CAx solutions to large businesses is a mature market with limited growth opportunities for license and consulting and training service revenue. We believe the PLM market for large businesses presents the greatest opportunity for revenue growth for us and believe revenue from this market will constitute an increasingly greater proportion of our revenue over time.

Executive Overview

We recorded $258 million of total revenue in the first quarter of 2010 compared to $240 million in the first quarter of 2009. This 8% increase in total revenue included a 48% increase in license revenue (an increase of $24 million), primarily driven by Windchill sales to large customers in North America. Our increase in license revenue was partially offset by a 2% decrease in maintenance revenue and a 5% decrease in consulting and training service revenue, both of which were negatively impacted by our soft license revenue in 2009. While we believe spending among our small- and medium-size customers continues to be impacted by the adverse global economic climate, we believe our first quarter results suggest signs of improvement in customer spending by our large customers, particularly in North America.

Our operating income increased to $22 million in the first quarter of 2010, compared to $4 million in the first quarter of 2009, and earnings per share increased to $0.15 in the first quarter of 2010 from $0.04 in the first quarter of 2009, reflecting relatively flat expenses with improved revenue performance.

Fluctuations in foreign currency exchange rates continue to impact our business. At foreign currency exchange rates constant with the first quarter of 2009, reported revenue in the first quarter of 2010 would have been lower by approximately $12 million and reported expenses would have been lower by approximately $8 million, a net decrease in operating income of approximately $4 million.

Our balance sheet remained strong with $231 million of cash and an additional $173 million available on our revolving credit facility as of January 2, 2010. Our cash flow from operations was $23 million in the first quarter of 2010, up $8 million from the first quarter of 2009 primarily as a result of higher operating income.

Acquisitions

We will continue to review potential acquisitions in 2010 for opportunities to enhance our product portfolio with strategic tuck-in technologies. In the second quarter of 2010, we acquired technology that enables organizations to model and analyze carbon emissions and energy use. While this technology will not contribute significantly to revenue or earnings in 2010, it will provide an important expansion of our InSight™ product analytics solutions.

Fiscal Year 2010 Expectations, Strategies and Risks

We continue to be impacted by the adverse global economic conditions and we expect fluctuations and continued uncertainty in the level of customer spending. However, we are encouraged by our strong performance in the first quarter of 2010.

We expect that the global economy will continue to improve in fiscal 2010 resulting in revenue growth, with recovery in Europe and Asia-Pacific lagging recovery in North America, and our large direct customers recovering before our small- and medium-size customers. Accordingly, we expect license revenue growth in 2010. However, we expect that the steep license revenue decline we saw in 2009 will continue to adversely impact our maintenance and services businesses through at least the first half of 2010. As a result, we expect maintenance and services revenue in 2010 to be relatively flat with 2009. Our revenue and operating results may also continue to be impacted by currency fluctuations.

If economic growth in North America does not continue to improve, or if the economies of countries in Europe or Asia-Pacific are slower to recover than we expect, customers may continue to delay, reduce or forego technology purchases. This could adversely impact sales of our products, result in longer sales cycles, slow adoption of new technologies and increase price competition.

Balancing a continuing difficult economic situation with the longer-term opportunity for the business, we are modestly increasing investments in our business that we believe are critical to delivering value to our customers and will help us gain market share, drive faster top line growth and improve operating profitability over the longer term. These investments include:

•	hiring direct sales representatives and continuing to invest in support of our reseller channel;

•	investing in research and development to further enhance our Windchill, Pro/ENGINEER, CoCreate, Arbortext, Mathcad and ProductPoint product families; and

•	expanding our services ecosystem, including the addition of strategic services partners.

Continued macroeconomic pressure or revenue below that which we expect could cause us to reduce or delay these strategic investments and/or take actions to reduce our operating costs.

Results of Operations

Impact of Foreign Currency Exchange on Results of Operations

Approximately two-thirds of our revenue and half of our expenses are transacted in currencies other than the U.S. dollar. Because we report our results of operations in U.S. dollars, currency translation affects our reported results. On a year-over-year comparative basis, our revenues for the first quarter of 2010 were favorably impacted as a result of changes in currency exchange rates, primarily the Euro to U.S. Dollar exchange rate. Conversely, our expenses were higher as a result of changes in these rates. If actual reported results for the first quarter of 2010 had been converted into U.S. dollars based on the foreign currency exchange rates for the first quarter of 2009, revenue would have been lower by approximately $12.0 million and expenses would have been lower by approximately $7.6 million. The net impact on year-over-year results would have been a decrease in operating income of approximately $4.4 million. The results of operations, revenue by line of business, and revenue by geographic region in the tables that follow present both actual percentage changes year over year and percentage changes year over year on a constant currency basis, calculated by multiplying the actual results for 2010 by the exchange rates in effect for 2009.

Total Operating Results

		Percent Change
	Three months ended January 2, 2010	Actual	Constant Currency	Three months ended January 3, 2009
		(Dollar amounts in millions)
Total revenue	$258.4	8%	3%	$240.4
Total costs and expenses	236.1	—%	(4)%	236.9

Operating income	22.3	531%	406%	3.5
Other income (expense), net	(0.5)			(1.0)

Income before income taxes	21.8			2.5
Provision for (benefit from) income taxes	3.9			(2.2)

Net income	$17.9			$4.7

For the first quarter of 2010, compared to the first quarter of 2009, revenue increased due to a 48% increase in license revenue, partially offset by a 2% decrease in maintenance revenue and a 5% decrease in consulting and training service revenue. Total revenue for the first quarter of 2010 was favorably impacted by approximately $12 million due to changes in foreign currency exchange rates, primarily the Euro to U.S. Dollar rate.

For the first quarter of 2010, compared to the first quarter of 2009, costs and expenses were relatively flat, reflecting the impact of headcount reductions made in the third and fourth quarters of 2009, offset by the unfavorable impact of foreign currency exchange rate movements of approximately $7.6 million, the costs associated with investments in product development and higher incentive-based compensation. Additionally, higher revenue for the first quarter of 2010, compared to the first quarter of 2009, resulted in higher commissions, offset by lower cost of service revenue due to lower consulting and training service revenue.

Revenue

Our revenue consists of software license revenue and service revenue, which includes software maintenance revenue as well as consulting and training revenue.

Explanatory Note about a Change in Our Revenue Reporting

In the first quarter of 2010, we began reporting revenue by product groupings—Desktop and Enterprise—and by distribution channel—Direct and Indirect.

Desktop revenue includes our CAx Solutions: Pro/ENGINEER®, CoCreate® CAD products, Mathcad® and Arbortext® authoring products. Enterprise revenue includes our PLM solutions: Windchill®, Arbortext enterprise products, ProductViewTM, CoCreate data management products and InSight. These definitions of Desktop and Enterprise are not the same as those we used when we last reported these revenue categories in our SEC filings for the period ended September 30, 2007, or periods before that.

Direct revenue includes sales made primarily by our direct sales force to large businesses. Indirect revenue includes sales from our reseller channel, primarily to small- and medium-size businesses, as well as revenue from other accounts that we have classified as indirect. Previously, when reporting revenue from our reseller channel, we did not include other indirect revenue.

Revenue for the first quarter of 2009 has been reclassified to conform to the classifications above and the discussion below gives effect to these changes.

	Desktop Three Months Ended			Enterprise Three Months Ended			Total Revenue Three Months Ended
	January 2, 2010	January 3, 2009	Percent Change	January 2, 2010	January 3, 2009	Percent Change	January 2, 2010	January 3, 2009	Percent Change
Direct	(Dollar amounts in millions)
License revenue	$15.6	$17.6	(11)%	$41.0	$13.9	195%	$56.6	$31.5	80%
Service revenue:
Consulting and training service revenue	9.0	10.7	(16)%	44.8	45.4	(1)%	53.8	56.1	(4)%
Maintenance revenue	51.0	52.5	(3)%	25.3	24.3	4%	76.3	76.8	(1)%

Total service revenue	60.0	63.2	(5)%	70.1	69.7	1%	130.1	132.9	(2)%

Total	$75.6	$80.8	(6)%	$111.1	$83.6	33%	$186.7	$164.4	14%

Indirect
License revenue	$14.5	$14.5	(1)%	$3.7	$4.5	(17)%	$18.2	$19.0	(5)%
Service revenue:
Consulting and training service revenue	1.4	2.0	(32)%	0.7	1.0	(24)%	2.1	3.0	(30)%
Maintenance revenue	44.4	47.3	(6)%	7.0	6.7	5%	51.4	54.0	(5)%

Total service revenue	45.8	49.3	(7)%	7.7	7.7	1%	53.5	57.0	(6)%

Total	$60.3	$63.8	(6)%	$11.4	$12.2	(6)%	$71.7	$76.0	(6)%

Total Revenue
License revenue	$30.1	$32.1	(6)%	$44.7	$18.4	143%	$74.8	$50.5	48%
Service revenue:
Consulting and training service revenue	10.4	12.7	(19)%	45.5	46.4	(2)%	55.9	59.1	(5)%
Maintenance revenue	95.4	99.8	(4)%	32.3	31.0	4%	127.7	130.8	(2)%

Total service revenue	105.8	112.5	(6)%	77.8	77.4	1%	183.6	189.9	(3)%

Total	$135.9	$144.6	(6)%	$122.5	$95.8	28%	$258.4	$240.4	8%

Revenue results for the first quarter of 2010 reflect strong direct Enterprise license sales. Our maintenance revenue and our consulting and training service revenue were down modestly, which we believe was primarily attributable to our relatively low license revenue in 2009. However, total revenue in the first quarter, compared to the year-ago period, was positively impacted by $12.0 million by favorable foreign currency exchange rates in most currencies in which we do business.

Revenue by Line of Business

Revenue as a Percentage of Total Revenue	Three months ended
	January 2, 2010	January 3, 2009
License revenue	29%	21%
Maintenance revenue	49	54
Consulting and training service revenue	22	25

	100%	100%

Year Over Year Percentage Changes in Revenue	Three months ended January 2, 2010 compared to three months ended January 3, 2009
	As Reported	Constant Currency
License revenue	48%	43%
Maintenance revenue	(2)%	(7)%
Consulting and training service revenue	(5)%	(11)%
Total revenue	8%	3%

License Revenue

The growth in license revenue in the first quarter of 2010 compared to the first quarter of 2009 resulted primarily from a $27.1 million (195%) increase in direct Enterprise license revenue, partially offset by a $2 million (11%) decrease in direct Desktop license revenue. The growth in Enterprise license revenue in the first quarter of 2010 was driven by sales of Windchill, which were $20.0 million higher than in the first quarter of 2009. The decline in Desktop license revenue was due to a $2.0 million decrease in sales of Pro/ENGINEER. We believe the decreases in Desktop and Enterprise indirect license revenue in the first quarter of 2010 were attributable to the ongoing impact of the adverse global economic conditions on small- and medium-size businesses.

Maintenance Revenue

Maintenance revenue is comprised of contracts to maintain previously purchased software and sales of maintenance services on new software. Our maintenance revenue in the first quarter of 2010 continued to be impacted by the global economic climate and soft license revenue in 2009, which we believe are the main reasons for the overall decrease in maintenance revenue. Desktop maintenance revenue decreased 4%, reflecting a 4% decrease in Pro/ENGINEER seats under maintenance. Enterprise maintenance revenue increased 4%, reflecting an 18% increase in Windchill seats under maintenance.

Maintenance revenue in the first quarter of 2010 was favorably impacted by $6.2 million as a result of foreign currency exchange rate movements.

Consulting and Training Service Revenue

Significantly reduced year-over-year license revenue in 2009 had an adverse impact on services revenue in the first quarter of 2010. This is due to the fact that new licenses, particularly of our Enterprise solutions, typically carry new services engagements as well. Although we have pending service engagements that we expect to perform, declines in new licenses sold during 2009 have had, and may continue to have, an adverse effect on future services revenue. Direct Enterprise consulting and training service revenue, which comprised over 75% of our total consulting and training service revenue in the first quarters of both 2010 and 2009, was down 1%. Total training revenue, which typically represents about 15% of our total consulting and training services revenue, was down 17% year over year. Total consulting revenue, which is primarily related to Windchill implementations, was down 3% year over year.

One of our strategic initiatives is to continue to expand our services ecosystem by adding strategic services partners to focus on smaller engagements, enabling us to focus on larger engagements. This strategy has resulted in a concentration of our services engagements among a smaller number of customers. Our revenue includes a large consulting and training service engagement with a European customer that has benefited all periods presented.

Revenue by Distribution Model

Direct

Direct revenue is comprised primarily of sales by our direct sales force to large businesses. Our direct revenue was 72% and 68% of our total revenue in the first quarters of 2010 and 2009, respectively. The increase in direct revenue in the first quarter of 2010 compared to the first quarter of 2009 was driven by 33% growth in Enterprise revenue. This increase was partially offset by a 6% decrease in Desktop revenue. The Desktop large business market is a mature market, which, while important due to the strong base of maintenance-paying customers, has limited long-term growth opportunity for license and consulting and training service revenue.

Indirect

Indirect revenue is comprised of revenue from our reseller channel and from customers we have designated as indirect. We have over 420 geographically dispersed resellers that focus on sales to small- and medium-size businesses. This enables our direct sales force to focus on larger sales opportunities and ensures greater coverage of all customer segments. Historically, our resellers have focused primarily on selling our Desktop products. In 2009, we began developing a network of resellers to sell our Enterprise products and we are continuing these efforts in 2010.

Our indirect revenue was 28% and 32% of our total revenue in the first quarter of 2010 and 2009, respectively. Indirect revenue was down 6% in the first quarter of 2010 compared to the first quarter of 2009. We believe that the decline was primarily a result of currently challenging macroeconomic conditions.

We believe that the markets for Desktop and Enterprise solutions served by our indirect channel continue to offer long-term growth potential. However, while we have achieved sequential license and maintenance growth in the first quarter of 2010 compared to the fourth quarter of 2009 for both Desktop and Enterprise solutions in the indirect space, we expect these markets to remain soft at least through the first half of 2010.

Revenue from Individual Customers

We enter into customer contracts that may result in revenue being recognized over multiple reporting periods. Accordingly, revenue recognized in a current period may be attributable to contracts entered into during the current period or in prior periods. License and/or consulting and training service revenue of $1 million or more recognized from individual customers in the first quarter of 2010 and 2009 from contracts entered into during the current period and/or prior periods was $49.9 million (attributable to 10 customers) and $24.2 million (attributable to 9 customers), respectively. This revenue represented 19% and 10% of total revenue, respectively, and 38% and 22% of total license and consulting and training service revenue, respectively, in the first quarters of 2010 and 2009. The increase in the first quarter of 2010 was due primarily to the sale of PLM products to large direct customers in North America.

Although improving, we continue to be impacted by the adverse global economic conditions and accordingly, the amount of revenue, particularly license revenue, attributable to large transactions, and the number of such transactions, may vary significantly from quarter to quarter.

Revenue by Geographic Region

		Percent Change
	Three months ended January 2, 2010	Actual	Constant Currency	Three months ended January 3, 2009
		(Dollar amounts in millions)
Revenue by region:
Americas	$107.1	28%	28%	$83.6
Europe	99.2	—%	(9)%	99.2
Pacific Rim	28.9	(9)%	(11)%	31.7
Japan	23.2	(10)%	(20)%	25.8
Revenue by region as a % of total revenue:
Americas	42%			35%
Europe	38%			41%
Pacific Rim	11%			13%
Japan	9%			11%

Americas

The increase in revenue in the Americas in the first quarter of 2010 compared to the first quarter of 2009 was primarily due to a 161% ($25.6 million) increase in license revenue, partially offset by a 5% ($2.5 million) decrease in maintenance revenue. The increase in license revenue was driven by sales of Enterprise products to direct customers.

Europe

Revenue in the first quarter of 2010 reflects a 2% ($0.4 million) decrease in license revenue offset by a 2% ($0.5 million) increase in consulting and training service revenue. Foreign currency exchange rate movements, particularly the Euro, favorably impacted revenue in Europe by $9.0 million in the first quarter of 2010 compared to the first quarter of 2009.

Pacific Rim

The decrease in revenue in the Pacific Rim in the first quarter of 2010 was primarily due to a 24% ($2.6 million) decline in consulting and training service revenue. Revenue from customers in China, which represents a significant portion of our Pacific Rim revenue, increased 8% compared to the first quarter of 2009.

Japan

The decrease in revenue in Japan in the first quarter of 2010 was primarily due to a 24% ($0.7 million) decrease in license revenue and a 28% ($1.5 million) decrease in consulting and training service revenue. Revenue in Japan in the first quarter of 2010 was favorably impacted by $2.5 million due to the impact of changes in the Yen to U.S. dollar exchange rate.

Costs and Expenses

	Three months ended
	January 2, 2010	Percent Change		January 3, 2009
	(Dollar amounts in millions)
Costs and expenses:
Cost of license revenue	$8.1	7%		$7.6
Cost of service revenue	70.5	(7)%		75.7
Sales and marketing	78.6	(2)%		79.9
Research and development	50.7	5%		48.4
General and administrative	24.1	12%		21.4
Amortization of acquired intangible assets	4.1	5%		3.9

Total costs and expenses	$236.1	—	%(1)	$236.9

Headcount	5,158	(2)%		5,264

(1)	On a constant foreign currency basis, compared to the year-ago period, total costs and expenses for the first quarter of 2010 decreased 4%.

Costs and expenses in the first quarter of 2010 compared to the prior year period reflect the following:

Lower costs due to:

•	headcount reductions made in the third and fourth quarters of 2009; and

•	lower cost of service revenue due to the decrease in consulting and training service revenue.

Higher costs due to:

•	higher commission expense due to an increase in license revenue;

•	investments in research and development; and

•	higher accrued incentive-based compensation, primarily in general and administrative expense.

Cost of License Revenue

	Three months ended January 2, 2010	Percent Change	Three months ended January 3, 2009
	(Dollar amounts in millions)
Cost of license revenue	$8.1	7%	$7.6
% of total revenue	3%		3%
% of total license revenue	11%		15%

Our cost of license revenue consists of fixed and variable costs associated with reproducing and distributing software and documentation as well as royalties paid to third parties for technology embedded in or licensed with our software products and amortization of intangible assets associated with acquired products. Cost of license revenue as a percentage of total license revenue was lower in the first quarter of 2010 than the first quarter of 2009 due to relatively higher license revenue in the first quarter of 2010. Cost of license revenue as a percent of license revenue can vary depending on product mix sold and the effect of fixed and variable royalties and the level of amortization of acquired software intangible assets.

Cost of Service Revenue

	Three months ended January 2, 2010	Percent Change	Three months ended January 3, 2009
	(Dollar amounts in millions)
Cost of service revenue	$70.5	(7)%	$75.7
% of total revenue	27%		32%
% of total service revenue	38%		40%
Service headcount	1,440	(1)%	1,449

Our cost of service revenue includes costs such as salaries, benefits and computer equipment and facilities for our training, customer support and consulting personnel; third-party subcontractor fees; and costs associated with the release of maintenance updates (including related royalty costs). Service margins can vary based on the product mix sold in the period. Total compensation, benefit costs and travel expenses were 2% or $1.1 million higher in the first quarter of 2010 compared to the first quarter of 2009. The cost of third-party consulting services was $4.9 million lower in the first quarter of 2010 compared to the first quarter of 2009 due to decreases in consulting and training service revenue in the first quarter of 2010.

Sales and Marketing

	Three months ended January 2, 2010	Percent Change	Three months ended January 3, 2009
	(Dollar amounts in millions)
Sales and marketing expenses	$78.6	(2)%	$79.9
% of total revenue	30%		33%
Sales and marketing headcount	1,253	(12)%	1,425

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. Our compensation, benefit costs and travel expenses were higher by an aggregate of $1.4 million in the first quarter of 2010, compared to the first quarter of 2009. These costs increased due to commissions which were higher by $3.9 million, offset by lower salaries due to headcount reductions made in the third and fourth quarters of 2009.

Research and Development

	Three months ended January 2, 2010	Percent Change	Three months ended January 3, 2009
	(Dollar amounts in millions)
Research and development expenses	$50.7	5%	$48.4
% of total revenue	20%		20%
Research and development headcount	1,938	6%	1,835

Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Major research and development activities include developing new releases of our software that work together in a more integrated fashion and that include functionality enhancements. As a result of an increase in headcount, total compensation, benefit costs and travel expenses were higher in the first quarter of 2010 compared to the first quarter of 2009 by an aggregate of $2.0 million.

General and Administrative

	Three months ended January 2, 2010	Percent Change	Three months ended January 3, 2009
	(Dollar amounts in millions)
General and administrative expenses	$24.1	12%	$21.4
% of total revenue	9%		9%
General and administrative headcount	514	(5)%	542

Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources, legal and administrative functions, as well as bad debt expense and outside professional services, including accounting and legal fees. Total compensation, benefit costs and travel costs were higher in the first quarter of 2010 compared to the first quarter of 2009 by an aggregate of $3.2 million due to a $3.3 million increase in accrued incentive-based compensation expense. The increase was due primarily to grants of fiscal 2010 stock-based awards being made in November 2009, our usual timing, while the 2009 stock-based awards were not made until the third quarter of 2009 because we had insufficient shares available under the 2000 Equity Incentive Plan earlier in the year.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets reflects the amortization of acquired non-product related intangible assets, primarily customer and trademark-related intangible assets, recorded in connection with completed acquisitions.

Interest and Other Income (Expense), net

	Three months ended January 2, 2010	Three months ended January 3, 2009
	(Dollar amounts in millions)
Interest income	$0.8	$1.6
Interest expense	(0.5)	(1.2)
Other income (expense), net	(0.8)	(1.5)

Total other income (expense), net	$(0.5)	$(1.1)

Interest and other income (expense), net includes interest income, interest expense, costs of hedging contracts, certain realized and unrealized foreign currency transaction gains or losses and exchange gains or losses resulting from the required period-end currency remeasurement of the financial statements of our subsidiaries that use the U.S. dollar as their functional currency. A large portion of our revenue and expenses is transacted in foreign currencies. To reduce our exposure to fluctuations in foreign exchange rates, we engage in hedging transactions involving the use of foreign currency forward contracts, primarily in the Euro, the British Pound and the Japanese Yen. The decrease in interest income and interest expense in the first quarter of 2010 compared to the first quarter of 2009 is due to lower interest rates, resulting in less interest earned on cash balances and less interest accrued on borrowing outstanding under our revolving credit facility.

Income Taxes

In the first quarter of 2010, our effective tax rate was 18% on pre-tax income of $21.8 million, compared to a benefit of 89% in the first quarter of 2009 on pre-tax income of $2.5 million. In the first quarter of 2010, our effective tax rate was lower than the 35% statutory federal income tax rate due primarily to foreign taxes at a net effective tax rate lower than the U.S. rate (including a net benefit of $0.9 million related to research and development (R&D) cost sharing pre-payments by a foreign subsidiary to the U.S.). In the first quarter of 2009, our effective tax rate was lower than the 35% statutory federal income tax rate due primarily to foreign taxes at a net effective tax rate lower than the U.S. rate and a $1.8 million tax benefit related to R&D tax credits triggered by a retroactive extension of the R&D tax credit enacted during the first quarter of 2009.

Our future effective tax rate may be materially impacted by the amount of income taxes associated with our foreign earnings, which are taxed at rates different from the U.S. federal statutory rate, as well as the timing and extent of the realization of deferred tax assets and changes in the tax law. Our tax rate may also fluctuate within a fiscal year, including from quarter to quarter, due to items arising from discrete events, including settlements of tax audits and assessments, the resolution or identification of tax position uncertainties, and acquisitions of other companies.

We have net deferred tax assets primarily relating to our U.S. operations. We have concluded, based on the weight of available evidence, that our net deferred tax assets are more likely than not to be realized in the future. In arriving at this conclusion, we evaluated all available evidence, including our pre-tax results for the last three years (adjusted for permanent differences), the circumstances of a pre-tax loss generated in the U.S. in the most recent fiscal year and our expected future profitability. We reassess our valuation allowance requirements each financial reporting period. If our results in 2010 do not improve in our U.S. operations, our assessment may indicate that a valuation allowance is required.

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

Liquidity and Capital Resources

	January 2, 2010	January 3, 2009
	(in thousands)
Cash and cash equivalents	$231,144	$226,933

Amounts below are for the three months ended:
Cash provided by operating activities	$22,760	$14,424
Cash used by investing activities	(8,459)	(16,534)
Cash used by financing activities	(16,513)	(23,337)
Cash provided by operating activities included the following:
Cash disbursements for restructuring charges	(9,097)	(4,307)
Cash used by investing activities included the following:
Cash paid to acquire businesses, net of cash acquired	(582)	(8,362)
Cash used by financing activities included the following:
Repayments of borrowings under revolving credit facility	—	(13,265)
Repurchases of common stock	(5,072)	(9,581)

Cash and cash equivalents

We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. Cash and cash equivalents include highly liquid investments with original maturities of three months or less. At January 2, 2010, cash and cash equivalents totaled $231.1 million, down from $235.1 million at September 30, 2009. The decrease in cash and cash equivalents in the first quarter of 2010 was due primarily to uses of cash for: $15.6 million to pay employee withholding taxes related to restricted stock and restricted stock units that vested during the period; $7.9 million for additions to property and equipment and $5.1 million to repurchase our common stock, partially offset by $22.8 million of cash provided by operations.

Cash provided by operating activities

Cash provided by operating activities was $22.8 million and $14.4 million in the first quarters of 2010 and 2009, respectively. This change was primarily due to higher income (net income was higher by $13.2 million in the first quarter of 2010 compared to the first quarter of 2009), lower payments related to year-end compensation accruals, and lower income tax payments, partially offset by lower cash collections from accounts receivable. Accounts receivable at September 30, 2009 was $166.6 million and at September 30, 2008 was $201.5 million.

Days sales outstanding was 57 days as of the end of the first quarter of 2010 compared to 62 days as of September 30, 2009 and 70 days at the end of the first quarter of 2009.

As of January 2, 2010, approximately 10% of our total net trade accounts receivable was due from a customer in Europe.

Cash used by investing activities

Cash used by investing activities was $8.5 million and $16.5 million in the first quarter of 2010 and 2009, respectively. The decrease in cash used by investing activities was primarily due to amounts paid for acquisitions of $0.6 million in the first quarter of 2010 compared to $8.4 million in the first quarter of 2009. Cash used for additions to property and equipment was $7.9 million in the first quarter of 2010 compared to $8.2 million in the first quarter of 2009. Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements.

Cash used by financing activities

Cash used by financing activities was $16.5 million and $23.3 million in the first quarter of 2010 and 2009, respectively. The decrease in cash used for financing activities in the first quarter of 2010 was primarily because we chose not make any payments of amounts outstanding under our revolving credit facility compared to $13.3 million of repayments made in the first quarter of 2009. We also used $5.1 million to repurchase common stock in the first quarter of 2010 compared to $9.6 million used to repurchase our common stock in the first quarter of 2009. These lower uses of cash were partially offset by an increase in cash used to pay employee withholding taxes related to restricted stock and restricted stock units that vested during the periods, which was $15.6 million in the first quarter of 2010, compared to $2.5 million in the first quarter of 2009.

Credit Facility

We have a revolving credit facility with a bank syndicate under which we may borrow funds up to $230 million, repay the same in whole or in part and re-borrow at any time through February 20, 2011 when all amounts outstanding will be due and payable in full.

As of January 2, 2010, the amount outstanding under the revolving credit facility was 39.6 million Euros, which was equivalent to $56.6 million on that date. The current loan matures on February 26, 2010 and accrues interest at 1.8%. Upon the due date, and subsequent due dates, we may either repay the amount outstanding or roll over the amount outstanding with new short term loans at the then current interest rates. We currently plan to repay the remaining balance outstanding under the credit facility by the end of 2010.

For a description of the terms and conditions of the credit facility, including limitations on our ability to undertake certain actions, see “Note 11. Commitments and Contingencies” in the Notes to Consolidated Financial Statements of this Form 10-Q.

Share Repurchases

Our Board of Directors has authorized us to use up to $100 million of cash from operations to repurchase shares of our common stock in open market purchases. This authorization will expire on May 31, 2010 unless earlier revoked or extended. In the first quarter of 2010, we repurchased 0.3 million shares at a cost of $5.1 million. In the first quarter of 2009, we repurchased 0.9 million shares at a cost of $9.6 million. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued. As of January 2, 2010, $75.5 million remained under our current authorization. We repurchased 1.5 million shares at a cost of $24.8 million in the second quarter of 2010 through February 11, 2010. We currently plan additional repurchases of approximately $30.0 million worth of stock in the remainder of 2010, based on the assumption that the current authorization will be extended beyond May 31, 2010 to at least the end of the year.

Expectations for the Rest of Fiscal 2010

We believe that existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements through at least the next twelve months.

For the remainder of 2010, we expect to use $30 million of cash to repurchase our shares of common stock and $57 million to repay the remaining amount outstanding under our revolving credit facility. We also expect to use an additional $20 million for capital expenditures and to make additional cash disbursements estimated at $5 million for restructuring charges incurred in 2009 and prior periods.

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

Critical Accounting Policies and Estimates

The financial information included in Item 1 reflects no material changes in our critical accounting policies and estimates as set forth under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2009 Annual Report on Form 10-K. We did not make any changes to these policies or to these estimates during the quarter ended January 2, 2010.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see “Note 8. Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements of this Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risk exposure as described in Item 7A: Quantitative and Qualitative Disclosures about Market Risk of our 2009 Annual Report on Form 10-K.

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

We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of January 2, 2010.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended January 2, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The discussion of legal proceedings in “Note 11. Commitments and Contingencies” in the Notes to Consolidated Financial Statements of this Form 10-Q is hereby incorporated by reference.

ITEM 1A.	RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the factors described in Part I. Item 1A. “Risk Factors” in our 2009 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2009 Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below shows the shares of our common stock we repurchased in the first quarter of 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2009	—		—	—	$80,554,396	(2)
November 1 – November 28, 2009	117,266	(3)	$16.07	—	$80,554,396	(2)
November 29, 2009 – January 2, 2010	327,900		$15.47	327,900	$75,482,500	(2)

Total	445,166		$15.63	327,900	$75,482,500	(2)

(1)	Periods are our fiscal months within the fiscal quarter.
(2)	On May 20, 2008, we announced our share repurchase program in the amount of $50 million, and on November 26, 2008, we announced that the repurchase program had been increased to $100 million. The current program will expire on May 31, 2010 unless earlier revoked or extended.
(3)	Shares purchased on November 9, 2009 from our executive officers who tendered these shares to PTC to satisfy their tax withholding obligations incurred in connection with the vesting of restricted stock awards on that date. The price paid per share was the closing price per share of our common stock on the Nasdaq Global Select Market on November 9, 2009.

ITEM 6.	EXHIBITS

3.1(a)	Restated Articles of Organization of Parametric Technology Corporation adopted February 4, 1993 (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1996 (File No. 0-18059) and incorporated herein by reference).

3.1(b)	Articles of Amendment to Restated Articles of Organization adopted February 9, 1996 (filed as Exhibit 4.1(b) to our Registration Statement on Form S-8 (Registration No. 333-01297) and incorporated herein by reference).

3.1(c)	Articles of Amendment to Restated Articles of Organization adopted February 13, 1997 (filed as Exhibit 4.1(b) to our Registration Statement on Form S-8 (Registration No. 333-22169) and incorporated herein by reference).

3.1(d)	Articles of Amendment to Restated Articles of Organization adopted February 10, 2000 (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000 (File No. 0-18059) and incorporated herein by reference).

3.1(e)	Certificate of Vote of Directors establishing Series A Junior Participating Preferred Stock (filed as Exhibit 3.1(e) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 0-18059) and incorporated herein by reference).

3.1(f)	Articles of Amendment to Restated Articles of Organization adopted February 28, 2006 (filed as Exhibit 3.1(f) to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2006 (File No. 0-18059) and incorporated herein by reference).

3.2	By-Laws, as amended and restated, of Parametric Technology Corporation (filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 0-18059) and incorporated herein by reference).

4.1	Rights Agreement effective as of January 5, 2001 between Parametric Technology Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 0-18059) and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32*	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

*	Indicates that the exhibit is being furnished with this report and is not filed as a part of it.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PARAMETRIC TECHNOLOGY CORPORATION

By:	/S/ CORNELIUS F. MOSES, III
Cornelius F. Moses, III Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 11, 2010