Form 10-Q
period 2010-04-03
PARAMETRIC TECHNOLOGY CORP
filed 2010-05-13
CIK 857005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

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

There were 116,084,081 shares of our common stock outstanding on May 7, 2010.

PARAMETRIC TECHNOLOGY CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended April 3, 2010

PART I—FINANCIAL INFORMATION

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	April 3, 2010	September 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$222,692	$235,122
Accounts receivable, net of allowance for doubtful accounts of $4,653 and $5,329 at April 3, 2010 and September 30, 2009, respectively	151,117	166,591
Prepaid expenses	28,773	24,166
Other current assets	105,454	77,856
Deferred tax assets	42,665	42,731

Total current assets	550,701	546,466
Property and equipment, net	61,935	58,105
Goodwill	415,887	428,268
Acquired intangible assets, net	143,552	168,249
Deferred tax assets	106,699	110,193
Other assets	33,051	38,931

Total assets	$1,311,825	$1,350,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$33,528	$57,880
Accounts payable	11,589	13,292
Accrued expenses and other current liabilities	47,418	44,052
Accrued compensation and benefits	69,379	85,984
Accrued income taxes	—	9,223
Deferred tax liabilities	—	216
Customer advances	49,260	51,892
Deferred revenue	262,597	228,892

Total current liabilities	473,771	491,431
Deferred tax liabilities	24,970	29,164
Deferred revenue	6,302	5,378
Other liabilities	65,023	62,658

Total liabilities	570,066	588,631

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 115,974 and 115,950 shares issued and outstanding at April 3, 2010 and September 30, 2009, respectively	1,160	1,160
Additional paid-in capital	1,789,401	1,822,544
Accumulated deficit	(1,001,664)	(1,028,528)
Accumulated other comprehensive loss	(47,138)	(33,595)

Total stockholders’ equity	741,759	761,581

Total liabilities and stockholders’ equity	$1,311,825	$1,350,212

The accompanying notes are an integral part of the condensed consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended		Six months ended
	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009
Revenue:
License	$64,644	$42,070	$139,460	$92,572
Service	175,912	183,222	359,525	373,111

Total revenue	240,556	225,292	498,985	465,683

Costs and expenses:
Cost of license revenue	8,232	6,976	16,379	14,560
Cost of service revenue	68,934	72,302	139,458	148,043
Sales and marketing	75,137	71,387	153,735	151,249
Research and development	49,960	44,752	100,650	93,113
General and administrative	22,807	17,693	46,878	39,130
Amortization of acquired intangible assets	3,975	3,815	8,033	7,683
Restructuring charges	—	9,788	—	9,788

Total costs and expenses	229,045	226,713	465,133	463,566

Operating income (loss)	11,511	(1,421)	33,852	2,117
Interest and other income (expense), net	(605)	(250)	(1,129)	(1,321)

Income (loss) before income taxes	10,906	(1,671)	32,723	796
Provision for (benefit from) income taxes	1,904	(8,846)	5,858	(11,038)

Net income	$9,002	$7,175	$26,865	$11,834

Earnings per share—Basic	$0.08	$0.06	$0.23	$0.10
Earnings per share—Diluted	$0.08	$0.06	$0.22	$0.10
Weighted average shares outstanding—Basic	115,951	114,793	116,104	114,672
Weighted average shares outstanding—Diluted	119,856	115,656	120,487	116,503

The accompanying notes are an integral part of the condensed consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended
	April 3, 2010	April 4, 2009
Cash flows from operating activities:
Net income	$26,865	$11,834
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquired intangible assets	17,859	17,062
Depreciation and other amortization	14,040	12,895
Stock-based compensation	26,147	17,261
Other non-cash costs, net	570	586
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	8,761	77,015
Accounts payable and accrued expenses	2,388	(12,595)
Accrued compensation and benefits	(15,121)	(18,354)
Deferred revenue	16,453	6,859
Accrued income taxes	(6,498)	(34,787)
Other current assets and prepaid expenses	(3,217)	(1,726)
Other noncurrent assets and liabilities	2,461	12,600

Net cash provided by operating activities	90,708	88,650

Cash flows from investing activities:
Additions to property and equipment	(17,102)	(15,266)
Acquisitions of businesses, net of cash acquired	(2,087)	(8,475)

Net cash used by investing activities	(19,189)	(23,741)

Cash flows from financing activities:
Repayment of borrowings under revolving credit facility	(19,720)	(31,951)
Repurchases of common stock	(45,072)	(9,581)
Proceeds from issuance of common stock	7,045	2,116
Payments of withholding taxes in connection with vesting of restricted stock units and restricted stock	(20,168)	(4,341)
Other	222	(185)

Net cash used by financing activities	(77,693)	(43,942)

Effect of exchange rate changes on cash and cash equivalents	(6,256)	(10,190)

Net (decrease) increase in cash and cash equivalents	(12,430)	10,777
Cash and cash equivalents, beginning of period	235,122	256,941

Cash and cash equivalents, end of period	$222,692	$267,718

The accompanying notes are an integral part of the condensed consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three months ended		Six months ended
	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009
Net income	$9,002	$7,175	$26,865	$11,834

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(10,103)	(2,490)	(13,494)	(9,891)
Minimum pension liability adjustment	(53)	(11)	(49)	(19)

Other comprehensive loss	(10,156)	(2,501)	(13,543)	(9,910)

Comprehensive income (loss)	$(1,154)	$4,674	$13,322	$1,924

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

Deferred revenue primarily relates to software maintenance agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and, if not yet paid, the related customer receivable is included in other current assets. Billed but uncollected maintenance-related amounts included in other current assets at April 3, 2010 and September 30, 2009 were $92.8 million and $66.0 million, respectively.

As of April 3, 2010, approximately 10% of the total net trade accounts receivable was due from a customer in Europe. No individual customer comprised more than 10% of our net trade accounts receivable as of September 30, 2009.

The results of operations for the three and six months ended April 3, 2010 are not necessarily indicative of the results expected for the remainder of the fiscal year.

2. Restructuring Charges

The following table summarizes restructuring accrual activity for the six months ended April 3, 2010:

	Employee Severance and Related Benefits	Facility Closures and Other Costs	Total
	(in thousands)
Balance, September 30, 2009	$11,796	$3,979	$15,775
Cash disbursements	(11,182)	(2,265)	(13,447)
Foreign exchange impact	(71)	(13)	(84)

Balance, April 3, 2010	$543	$1,701	$2,244

The accrual for facility closures and related costs is included in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheet, and the accrual for employee severance and related benefits is included in accrued compensation and benefits. As of April 3, 2010, of the $2.2 million remaining in accrued restructuring charges, $1.1 million was included in current liabilities and $1.1 million was included in other long-term liabilities, principally for facility costs to be paid out through 2013.

Each quarter we review the adequacy of our facility accrual based on known real estate market conditions and the credit-worthiness of subtenants, which may result in revisions to established facility reserves. We had accrued $1.7 million as of April 3, 2010 related to excess facilities (compared to $4.0 million at September 30, 2009), representing gross lease commitments with agreements expiring at various dates through 2013 of $5.7 million, net of committed sublease income of $4.0 million.

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

Restricted Stock Activity for the six months ended April 3, 2010	Shares	Weighted Average Grant Date Fair Value (Per Share)
	(in thousands)
Balance of outstanding restricted stock September 30, 2009	834	$17.57
Granted	90	$17.18
Vested	(582)	$17.26
Forfeited or not earned	(4)	$18.73

Balance of outstanding restricted stock April 3, 2010	338	$17.98

Restricted Stock Unit Activity for the six months ended April 3, 2010	Shares	Weighted Average Grant Date Fair Value (Per Share)
	(in thousands)
Balance of outstanding restricted stock units September 30, 2009	7,827	$12.76
Granted	3,060	$15.96
Vested	(3,231)	$14.15
Forfeited or not earned	(1,549)	$10.58

Balance of outstanding restricted stock units April 3, 2010	6,107	$14.18

The weighted average fair value per share of restricted stock and restricted stock units granted in the first six months of 2010 and 2009 was $15.99 and $9.42, respectively.

We made the following restricted stock and restricted stock unit grants in the first six months of 2010:

	Restricted Stock (1)		Restricted Stock Units (2)
Grant Period	Performance-based	Time-based	Performance-based	Time-based
(in thousands)
	(Number of Shares)		(Number of Units)
First six months of 2010	—	90	640	2,420

(1)	The time-based shares of restricted stock were issued to our non-employee directors as part of their annual compensation. The restrictions on these shares generally lapse in one or two equal amounts approximately one year from the date of grant.
(2)	The performance-based RSUs were issued to our executive officers and are earned based on performance criteria established by the Compensation Committee of our Board of Directors on the grant date and are also subject to service conditions. Of these RSUs, 490 thousand will vest in three installments on the later of November 15, 2010 or the date the Compensation Committee determines the extent to which the performance criteria have been achieved, November 15, 2011 and November 15, 2012, and 150 thousand will vest on the later of November 15, 2012 or the date the Compensation Committee determines the extent to which the performance criteria have been achieved. The time-based RSUs were issued to employees, including our executive officers, and will vest in three substantially equal annual installments from the date of grant.

The following table shows the classification of compensation expense recorded for our stock-based awards as reflected in our consolidated statements of operations:

	Three months ended		Six months ended
	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009
	(in thousands)
Cost of license revenue	$2	$3	$19	$17
Cost of service revenue	2,241	1,291	4,821	3,546
Sales and marketing	3,520	2,193	6,594	5,101
Research and development	2,383	1,566	5,042	3,824
General and administrative	4,146	1,677	9,671	4,773

Total stock-based compensation expense	$12,292	$6,730	$26,147	$17,261

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

The following table presents the calculation for both basic and diluted EPS:

	Three months ended		Six months ended
	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009
	(in thousands, except per share data)
Net income	$9,002	$7,175	$26,865	$11,834

Weighted average shares outstanding—Basic	115,951	114,793	116,104	114,672
Dilutive effect of employee stock options, restricted shares and restricted stock units	3,905	863	4,383	1,831

Weighted average shares outstanding—Diluted	119,856	115,656	120,487	116,503

Earnings per share—Basic	$0.08	$0.06	$0.23	$0.10
Earnings per share—Diluted	$0.08	$0.06	$0.22	$0.10

Stock options to purchase 2.0 million shares for both the second quarter and first six months of 2010, and 5.4 million and 5.1 million shares for the second quarter and first six months of 2009, respectively, were outstanding but were not included in the calculation of diluted EPS because the exercise prices per share were greater than the average market price of our common stock for those periods. These shares were excluded from the computation of diluted EPS as the effect would have been anti-dilutive.

Common Stock Repurchases

Our Board of Directors has authorized us to use up to $100 million of cash from operations to repurchase shares of our common stock in open market purchases. This authorization will expire on May 31, 2011 unless earlier revoked or extended. In the second quarter and first six months of 2010, we repurchased 2.4 million shares at a cost of $40.0 million and 2.7 million shares at a cost of $45.1 million, respectively. As of April 3, 2010, $35.5 million remained under our current authorization. In the third quarter of 2010, through May 13, 2010, we have repurchased an additional 0.8 million shares at a cost of $15.0 million. In the first six months of 2009, we repurchased 0.9 million shares at a cost of $9.6 million. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.

5. Goodwill and Intangible Assets

Our acquisitions are described more fully in Note E to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

Goodwill

Changes in goodwill, presented by reportable segment, are as follows:

	Software Products Segment	Services Segment	Total
Six months ended April 3, 2010	(in thousands)
Balance, September 30, 2009	$410,585	$17,683	$428,268
Acquisitions	1,751	—	1,751
Foreign currency translation adjustments	(13,972)	(160)	(14,132)

Balance, April 3, 2010	$398,364	$17,523	$415,887

Amortization of intangible assets

The aggregate amortization expense for intangible assets with finite lives recorded for the second quarters and first six months of 2010 and 2009 was classified in our consolidated statements of operations as follows:

	Three months ended		Six months ended
	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009
	(in thousands)
Amortization of acquired intangible assets	$3,975	$3,815	$8,033	$7,683
Cost of license revenue	4,928	4,703	9,826	9,371
Cost of service revenue	—	—	—	8

Total amortization expense	$8,903	$8,518	$17,859	$17,062

6. Fair Value Measurements

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. Generally accepted accounting principles prescribe a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs that may be used to measure fair value:

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

Our significant financial assets and liabilities measured at fair value on a recurring basis were all measured using input type Level 1 and consisted of the following as of April 3, 2010:

April 3, 2010
(in thousands)
Financial assets:
Cash equivalents (1)	$33,598

Financial liabilities:
Forward contracts	$(560)

(1)	Money market funds.

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

Generally, we do not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized immediately in earnings. Because we enter into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Gains and losses on forward contracts and foreign denominated receivables and payables are included in other income (expense), net. As of April 3, 2010, we had outstanding forward contracts with notional amounts equivalent to $117.5 million comprised of the following:

Currency Hedged	April 3, 2010
(in thousands)
Euro/U.S. Dollar	$55,475
British Pound/Euro	21,057
Indian Rupee/U.S. Dollar	20,490
Japanese Yen/U.S. Dollar	4,355
Chinese Renminbi/U.S. Dollar	3,642
All other	12,489

Total	$117,508

The accompanying consolidated balance sheet as of April 3, 2010 includes a net liability of $0.6 million related to the fair value of our forward contracts.

Net gains and losses on foreign currency exposures are recorded in other income (expense), net and include realized and unrealized gains and losses on forward contracts. Net gains and losses on foreign currency exposures for the second quarters and first six months ended April 3, 2010 and April 4, 2009 were as follows:

	Three months ended		Six months ended
	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009
	(in thousands)
Net losses on foreign currency exposures	$863	$485	$1,688	$2,000

Net realized and unrealized (gain) loss on forward contracts (excluding the underlying foreign currency exposure being hedged)	$(2,429)	$419	$(1,985)	$(2,951)

8. Recent Accounting Pronouncements

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

9. Segment Information

We operate within a single industry segment—computer software and related services. Operating segments as defined under GAAP are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision making group consists of our Chief Executive Officer and our President and Chief Operating Officer. We have two operating and reportable segments: (1) Software Products, which includes license and related maintenance revenue (including new releases and technical support) for all our products except training-related products; and (2) Services, which includes consulting, implementation, training, computer-based training products, including maintenance thereon, and other support revenue. In our consolidated statements of operations, maintenance revenue is included in service revenue. We do not allocate sales, marketing or administrative expenses to our operating segments, as these activities are managed on a consolidated basis.

The revenue and operating income attributable to our operating segments are summarized as follows:

	Three months ended		Six months ended
	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009
	(in thousands)
Revenue:
Total Software Products segment revenue	$182,363	$159,451	$378,410	$338,029
Total Service segment revenue	58,193	65,841	120,575	127,654

Total revenue	$240,556	$225,292	$498,985	$465,683

Operating income (loss): (1)(2)
Software Products segment	$106,003	$88,566	$224,574	$192,570
Services segment	3,452	5,797	9,891	6,630
Sales and marketing expenses	(75,137)	(76,245)	(153,735)	(156,107)
General and administrative expenses	(22,807)	(19,539)	(46,878)	(40,976)

Total operating income (loss)	$11,511	$(1,421)	$33,852	$2,117

(1)	The operating income reported for each operating segment does not represent the total operating results as it does not include an allocation of sales, marketing, and general and administrative expenses incurred in support of the operating segments.
(2)	For the second quarter and first six months of 2009, we recorded restructuring charges of $9.8 million. Of this amount, $1.4 million was included in the Software Products segment, $1.7 million was included in the Services segment, $4.9 million was included in sales and marketing expenses and $1.8 million was included in general and administrative expenses.

In the first quarter of 2010, we began reporting revenue by product groupings, Desktop and Enterprise. Desktop revenue includes our CAx Solutions: Pro/ENGINEER®, CoCreate® CAD products, Mathcad® and Arbortext® authoring products. Enterprise revenue includes our PLM solutions: Windchill®, Arbortext enterprise products, ProductView TM, CoCreate data management products and InSightTM. These definitions of Desktop and Enterprise are not the same as those we used when we last reported these revenue categories in our SEC filings for the period ended September 30, 2007, or periods before that.

Data for the three months and six months ended April 4, 2009 below includes immaterial reclassifications between Desktop and Enterprise revenue and between geographic regions made to conform to the current classification.

	Three months ended		Six months ended
	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009
	(in thousands)
Revenue:
Desktop	$134,417	$132,848	$270,009	$277,135
Enterprise	106,139	92,444	228,976	188,548

Total revenue	$240,556	$225,292	$498,985	$465,683

Data for the geographic regions in which we operate is presented below.

	Three months ended		Six months ended
	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009
	(in thousands)
Revenue:
Americas (1)	$83,930	$79,589	$191,096	$163,175
Europe (2)(3)	93,504	89,675	192,700	188,919
Pacific Rim	33,414	25,553	62,317	57,301
Japan	29,708	30,475	52,872	56,288

Total revenue	$240,556	$225,292	$498,985	$465,683

(1)	Includes revenue in the United States totaling $80.7 million and $76.6 million for the three months ended April 3, 2010 and April 4, 2009, respectively, and $184.9 million and $155.6 million for the six months ended April 3, 2010 and April 4, 2009, respectively.
(2)	Includes revenue in Germany totaling $32.1 million and $27.7 million for the three months ended April 3, 2010 and April 4, 2009, respectively, and $65.3 million and $60.8 million for the six months ended April 3, 2010 and April 4, 2009, respectively.
(3)	Includes revenue in France totaling $16.8 million and $23.0 million for the three months ended April 3, 2010 and April 4, 2009, respectively, and $37.3 million and $45.5 million for the six months ended April 3, 2010 and April 4, 2009, respectively.

10. Income Taxes

In the second quarter of 2010, our effective tax rate was a provision of 17% on pre-tax income of $10.9 million, compared to a benefit of 529% on a pre-tax loss of $1.7 million in the second quarter of 2009. In the first six months of 2010, our effective tax rate was a provision of 18% on pre-tax income of $32.7 million, compared to a benefit of 1,387% on pre-tax income of $0.8 million in the first six months of 2009. In the second quarter and first six months of 2010, our effective tax rate was lower than the 35% statutory federal income tax rate due primarily to foreign taxes at a net effective tax rate lower than the U.S. rate (including a net benefit of $0.4 million and $1.3 million in the second quarter and first six months, respectively, related to research and development (R&D) cost sharing pre-payments by a foreign subsidiary to the U.S.). In the second quarter and first six months of 2009, our effective tax rate differed from the 35% statutory federal income tax rate due primarily to a $7.6 million one-time benefit recorded in the second quarter of 2009 in connection with litigation in a foreign jurisdiction, foreign taxes at a net effective tax rate lower than the U.S. rate and a $1.8 million tax benefit related to R&D tax credits triggered by a retroactive extension of the R&D tax credit enacted during the first quarter of 2009.

In November 2008, we completed a realignment of our European business which, in part, resulted in a one-time taxable gain in the U.S. This taxable gain enabled us to recognize tax credits generated in 2009 and previously unrecognized tax credits. The resulting tax impact of this one-time gain was deferred over the useful life of the property being transferred and as of April 3, 2010 and September 30, 2009, the accompanying consolidated balance sheet included deferred charges of $16.8 million ($3.6 million in other current assets and $13.2 million in other assets) and $18.6 million ($3.6 million in other current assets and $15.0 million in other assets), respectively. We expect this realignment to favorably impact our effective tax rate in future periods.

As of April 3, 2010 and September 30, 2009, we had unrecognized tax benefits of $17.6 million ($16.0 million net of tax benefits from non-U.S. jurisdictions) and $16.9 million ($15.6 million net of tax benefits from non-U.S. jurisdictions), respectively. If all of our unrecognized tax benefits as of April 3, 2010 were to become recognizable in the future, we would record a $16.0 million benefit to the income tax provision.

Our policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of our income tax provision. In the first six months of both 2010 and 2009, we included $0.7 million and $0.2 million of interest expense, respectively, and no tax penalty expense in our income tax provision. As of April 3, 2010 and September 30, 2009, we had accrued $1.5 million and $0.8 million, respectively, of estimated interest expense. We had no accrued tax penalties as of either April 3, 2010 or September 30, 2009. Changes in our unrecognized tax benefits in the six months ended April 3, 2010 were as follows:

(in millions)
Balance as of October 1, 2009	$16.9
Tax positions related to current year	0.7
Tax positions related to prior years	—

Balance as of April 3, 2010	$17.6

Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates. We anticipate the settlement of certain tax audits may be finalized within the next twelve months and could result in a decrease to our unrecognized tax benefits of up to $4 million.

In the normal course of business, PTC and its subsidiaries are examined by various taxing authorities, including the Internal Revenue Service in the United States. As of April 3, 2010, we remained subject to examination in the following major tax jurisdictions for the tax years indicated:

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

As of April 3, 2010, the amount outstanding under the revolving credit facility was 24.9 million Euros, which was equivalent to $33.5 million on that date. The current loan matures on May 25, 2010 and accrues interest at 1.4% per annum. Upon the due date, and subsequent due dates, we may either repay the amount outstanding or roll over the amount outstanding with new short term loans at the then current interest rates described above.

The credit facility limits our and our subsidiaries’ ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends and make other distributions; make investments and enter into joint ventures; dispose of assets; and engage in transactions with affiliates, except on an arms-length basis. Under the credit facility, we and our material domestic subsidiaries may not invest cash or property in, or loan cash to, our foreign subsidiaries in aggregate amounts exceeding $25 million for any purpose and an additional $50 million for acquisitions of businesses. In addition, under the credit facility, PTC must maintain a defined leverage ratio not to exceed 2.50 to 1.00 and a defined fixed-charge ratio of not less than 1.25 to 1.00. Any failure to comply with the financial or operating covenants of the credit facility would not only prevent us from being able to borrow additional funds, but would also constitute a default, resulting in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. A change in control of PTC (as defined in the credit facility) also constitutes an event of default, permitting the lenders to accelerate the required payments of all amounts due and to terminate the credit facility. As of April 3, 2010, our leverage ratio was 0.21 to 1.00 and our fixed-charge ratio was 2.09 to 1.00. We were in compliance with all financial and operating covenants of the credit facility as of April 3, 2010.

Legal Proceedings

On August 2, 2007, GE Capital Leasing Corporation (now GE Japan, “GE Japan”) filed a lawsuit against us in the U.S. District Court for the District of Massachusetts. The lawsuit alleged that GE Japan was fraudulently induced to provide over $60 million in financing to Toshiba Corporation for purchases of third party products, predominantly PTC products, during the period from 2003 to 2006. GE Japan claimed that PTC participated in the alleged scheme or, alternatively, should have been aware of the scheme and made negligent misrepresentations that enabled the scheme to continue undetected. All of the alleged transactions occurred in Japan. GE Japan’s complaint claimed damages of $47 million and sought three times that amount plus attorneys’ fees. On October 2, 2008, the United States District Court for the District of Massachusetts entered an order granting PTC’s motion to dismiss GE Japan’s complaint on the basis that GE Japan had commenced the action in the improper forum. The court issued this order subject to certain conditions, including PTC’s agreement to assent to personal jurisdiction in Japan. On November 17, 2008, GE Japan filed a motion to vacate the court’s October 2nd order and to seek to continue the case in the U.S. We have opposed GE Japan’s motion.

On January 7, 2009, GE Japan also filed an action in Tokyo District Court in Japan against PTC’s Japanese subsidiary, PTC Japan K.K. The lawsuit arises from the same underlying transactions as the Massachusetts lawsuit and seeks damages of 5,808,384,889 Yen (approximately $61 million as of April 3, 2010) plus interest of 5% per year on such amount since April 27, 2007 and costs of the lawsuit. Subsequently, the Tokyo District Court consolidated this action with GE Japan’s pending action against Toshiba and other parties to the transactions, which was filed in the Tokyo District Court in August 2007. In the consolidated Japanese action, GE Japan alleges that employees of PTC Japan committed wrongful acts in cooperation with employees of other companies involved in the transactions, including an employee of Toshiba who was criminally convicted for obtaining fraudulent loans. GE Japan claims that the wrongful acts allegedly committed by PTC Japan employees caused GE Japan’s damages and that PTC Japan, as an employer, is jointly and severally liable for all of GE Japan’s losses along with the other defendants.

The trial process in the Japanese action is nearing completion and we expect that the Tokyo District Court will render its judgment as early as late summer or fall of calendar 2010.

As of April 3, 2010 and September 30, 2009, revenue of 4,658,162,417 Yen ($49.3 million and $51.9 million, respectively) that was previously recorded for the transactions at issue has been deferred and recorded as customer advances in our consolidated balance sheets. The change in customer advances at April 3, 2010 from September 30, 2009 is due to foreign currency translation adjustments. We have not accrued any other liability for this matter as of April 3, 2010 or September 30, 2009 as a different amount potentially payable is not estimable. It is possible that the financial impact of this matter could differ materially from the amount reserved as customer advances. If this matter is resolved in an amount less than the recorded customer advances liability, we would reduce customer advances at that time and record the portion retained to revenue or other income. If this matter is resolved in an amount in excess of the recorded customer advances liability, we would record expense at that time for the amount due in excess of our recorded liability. In either event, a finding of liability would impact our cash position.

We also are subject to various legal proceedings and claims that arise in the ordinary course of business. We currently believe that resolving these other matters will not have a material adverse impact on our financial condition or results of operations.

Guarantees and Indemnification Obligations

We enter into standard indemnification agreements in the ordinary course of our business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to our current products, as well as claims relating to property damage or personal injury resulting from the performance of services by us or our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. Historically, our costs to defend lawsuits or settle claims relating to such indemnity agreements have been minimal and we accordingly believe the estimated fair value of these agreements is immaterial.

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

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q about our future financial and growth expectations, the development of our products and markets, adoption of our solutions, and the expected impact of our strategic investments on our business are forward-looking statements that are subject to the inherent uncertainties in predicting future results and conditions. Risks and uncertainties that could cause actual results to differ materially from projected results include the following: our customers may not purchase our solutions when or at the rates we expect; customers may delay, or become unable to pay, payments due to us in this challenging global economic climate; our strategic investments may not have the effects we expect; our ability to successfully differentiate our products and services from those of our competitors and otherwise compete could be adversely affected by the relatively larger size and greater resources of several of the companies with which we compete; as well as other risks and uncertainties described below throughout or referenced in Part II, Item 1A. “Risk Factors” of this report.

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

The PLM and the CAx markets we serve present different growth opportunities for us. We believe that the markets for our PLM solutions and CAx solutions to small- and medium-size businesses provide an opportunity for future growth while the market for our CAx solutions to large businesses is a mature market with limited growth opportunities. We believe the PLM market for large businesses presents the greatest opportunity for revenue growth for us and believe revenue from this market will constitute an increasingly greater proportion of our revenue over time.

Executive Overview

We recorded $241 million and $499 million of total revenue in the second quarter and first six months of 2010, respectively, compared to $225 million and $466 million in the second quarter and first six months of

2009, respectively, an increase of 7% for both periods. The increases reflect a 54% ($23 million) and 51% ($47 million) increase in license revenue in the second quarter and first six months of 2010, respectively, primarily driven by sales of our primary PLM product - Windchill - to large customers. Our increases in license revenue were partially offset by a 12% and 9% decrease in consulting and training service revenue in the second quarter and first six months of 2010, respectively. Maintenance revenue was relatively flat in the second quarter of 2010 compared to the second quarter of 2009 and declined 1% on a year-to-date basis compared to the first half of 2009. Maintenance and consulting and training service revenue were both negatively impacted by our soft license revenue in 2009. While we believe spending among our small- and medium-size customers continues to be impacted by the adverse global economic climate, we believe our year-to-date results suggest signs of improvement in customer spending by our large customers.

We provide non-GAAP operating income, operating margin and diluted earnings per share for each period below, in addition to GAAP operating income, operating margin and diluted earnings per share. The non-GAAP measures exclude stock-based compensation expense, amortization of acquired intangible assets expense and restructuring charges that we incurred during the respective period, and include income tax adjustments reflecting the exclusion of those items. Our reasons for providing this non-GAAP information and reconciliations to the corresponding GAAP information are provided in “Uses of Non-GAAP Financial Measures and Reconciliations to GAAP Results” on page 29 below. Non-GAAP information should not be construed as an alternative to GAAP information because amounts excluded from non-GAAP measures can have a material effect on our GAAP results and may be considered part of ongoing operations. Management uses, and investors should use, non-GAAP measures in conjunction with our GAAP results.

Our GAAP operating income increased to $12 million and $34 million in the second quarter and first six months of 2010, respectively, compared to an operating loss of $1 million and income of $2 million in the second quarter and first six months of 2009, respectively. Our GAAP operating margin increased to approximately 5% and 7% in the second quarter and first six months of 2010, respectively, compared to (1)% and 0% in the second quarter and first six months of 2009, respectively. Our non-GAAP operating income increased to $33 million and $78 million in the second quarter and first six months of 2010, respectively, compared to $24 million and $46 million in the second quarter and first six months of 2009, respectively. Our non-GAAP operating margin increased to approximately 14% and 16% in the second quarter and first six months of 2010, respectively, compared to 11% and 10% in the second quarter and first six months of 2009, respectively. Both our GAAP and non-GAAP operating income are up primarily because of increases in license revenue. GAAP diluted earnings per share increased to $0.08 and $0.22 in the second quarter and first six months of 2010, respectively, from $0.06 and $0.10 in the second quarter and first six months of 2009, respectively, reflecting higher operating income partially offset by higher income tax provisions in the second quarter and first six months of 2010 compared to the prior year periods. The second quarter of 2009 GAAP earnings per share included a one-time tax benefit of $7.6 million (an effect on GAAP diluted earnings per share of $0.06 for both the second quarter and first six months of 2009) in connection with litigation in a foreign jurisdiction which benefit has been excluded from the non-GAAP earnings per share. Our non-GAAP diluted earnings per share increased to $0.20 and $0.47 in the second quarter and first six months of 2010, respectively, from $0.15 and $0.30 in the second quarter and first six months of 2009, respectively.

Fluctuations in foreign currency exchange rates continue to impact our business. At foreign currency exchange rates consistent with the comparable periods of 2009, reported revenue in the second quarter and first six months of 2010 would have been lower by approximately $9 million and $21 million, respectively, (and reported revenue growth rates would have been reduced from 7% to 3% for both periods) and reported expenses would have been lower by approximately $6 million and $14 million, respectively, a net decrease in operating income of approximately $3 million and $7 million, respectively.

Our balance sheet remained strong with $223 million of cash and an additional $196 million available under our revolving credit facility as of April 3, 2010. Our cash flow from operations was $91 million in the first six months of 2010, up $2 million from the first six months of 2009.

Acquisitions

We will continue to review potential acquisitions for opportunities to enhance our product portfolio. In the second quarter of 2010, we acquired technology that enables organizations to model and analyze carbon emissions and energy use. While this technology will not contribute significantly to revenue or earnings in 2010, it provides an important expansion of our InSight™ product analytics solutions.

Fiscal Year 2010 Expectations, Strategies and Risks

We continue to be impacted by the adverse global economic conditions and we expect fluctuations and continued uncertainty in the level of customer spending. However, we are encouraged by our financial results in the first six months of 2010.

We expect that the global economy will continue to improve in fiscal 2010, led by North America, with sales to large direct customers recovering before sales to the small- and medium-size customer market. Accordingly, we expect 35%-40% license revenue growth in 2010. However, the steep license revenue decline we saw in 2009 has adversely impacted and may continue to adversely impact our maintenance and services businesses in 2010. As a result, we expect maintenance and services revenue in 2010 to be down modestly from 2009. Our revenue and operating results will also continue to be impacted by currency fluctuations.

If economic growth in North America does not continue to improve, or if the economies of countries in Europe or Asia-Pacific are slower to recover than we expect, customers may continue to delay, reduce or forego technology purchases. This could adversely impact sales of our products, result in longer sales cycles, slow adoption of new technologies and increase price competition.

Balancing an improving but still challenging economic situation with the longer-term opportunity for the business, we are modestly increasing investments in our business that we believe are critical to delivering value to our customers and will help us gain market share, drive faster top line growth and improve operating profitability over the longer term. These investments include:

•	hiring direct sales resources and continuing to invest in our reseller channel;

•	investing in research and development to further enhance our products; and

•	investing in our services business and ecosystem in support of our Windchill license growth opportunity.

Continued macroeconomic pressure or revenue below that which we expect could cause us to reduce or delay these strategic investments and/or take actions to reduce our operating costs. In addition, these investments may not deliver the results we expect.

We are also subject to additional risks associated with our operations, including income taxes and pending litigation. See our discussions in “Costs and Expenses – Income Taxes” and in “Note 11. Commitments and Contingencies” and “Liquidity and Capital Resources – Expectations for the Rest of Fiscal 2010” for more information.

Results of Operations

Impact of Foreign Currency Exchange on Results of Operations

Approximately two-thirds of our revenue and half of our expenses are transacted in currencies other than the U.S. dollar. Because we report our results of operations in U.S. dollars, currency translation affects our reported results. On a year-over-year comparative basis, our revenues for the second quarter and first six months of 2010 were favorably impacted as a result of changes in currency exchange rates, primarily the Euro to U.S. Dollar exchange rate. Conversely, our expenses were higher as a result of changes in these rates. If actual reported results for the second quarter and first six months of 2010 had been converted into U.S. dollars based on the foreign currency exchange rates in effect for the second quarter and first six months of 2009, revenue would have been lower by $8.6 million and $20.6 million, respectively, and expenses would have been lower by $6.5 million and $14.1 million, respectively. The net impact on year-over-year results would have been a decrease in operating income of $2.1 million and $6.5 million, respectively. The results of operations, revenue by line of business, and revenue by geographic region in the tables that follow present both actual percentage changes year over year and percentage changes year over year on a constant currency basis, calculated by multiplying the actual results for 2010 by the exchange rates in effect for 2009.

Total Operating Results

	Three months ended		Percent Change		Six months ended		Percent Change
	April 3, 2010	April 4, 2009	Actual	Constant Currency	April 3, 2010	April 4, 2009	Actual	Constant Currency
	(Dollar amounts in millions)
Total revenue	$240.6	$225.3	7%	3%	$499.0	$465.7	7%	3%
Total costs and expenses	229.1	226.7	1%	(2)%	465.1	463.6	—%	(3)%

Operating income (loss)	11.5	(1.4)	910%	770%	33.9	2.1	1,499%	1,205%
Other income (expense), net	(0.6)	(0.3)			(1.1)	(1.3)

Income (loss) before income taxes	10.9	(1.7)			32.8	0.8
Provision for (benefit from) income taxes	1.9	(8.9)			5.9	(11.0)

Net income	$9.0	$7.2			$26.9	$11.8

For the second quarter of 2010, compared to the second quarter of 2009, revenue increased due to a 54% increase in license revenue, partially offset by a 12% decrease in consulting and training service revenue. Total revenue for the second quarter of 2010 was favorably impacted by approximately $8.6 million due to changes in foreign currency exchange rates, primarily the Euro to U.S. Dollar rate.

For the first six months of 2010, compared to the first six months of 2009, revenue increased due to a 51% increase in license revenue, partially offset by a 9% decrease in consulting and training service revenue and a 1% decrease in maintenance revenue. Total revenue for the first six months of 2010 was favorably impacted by approximately $20.6 million due to changes in foreign currency exchange rates, primarily the Euro to U.S. Dollar rate.

For the second quarter of 2010, compared to the second quarter of 2009, costs and expenses increased slightly and were relatively flat for the first six months of 2010 compared to the first six months of 2009. Year-to-date costs and expenses reflect the impact of headcount reductions made in the third and fourth quarters of 2009, offset by the unfavorable impact of foreign currency exchange rate movements of approximately $6.5 million and $14.1 million in the second quarter and first six months of 2010, respectively, costs associated with investments in product development and higher incentive-based compensation. Additionally, higher license revenue for the first six months of 2010, compared to the first six months of 2009, resulted in higher commissions, offset by lower cost of service revenue due to lower consulting and training service revenue.

Net income in the second quarter and first six months of 2010 increased from the second quarter and first six months of 2009 due primarily to higher operating income as a result of the changes in revenue and costs and expenses described above, partially offset by a higher tax provision in the second quarter and first six months of 2010 compared to the comparable periods in 2009 as the second quarter of 2009 included a one-time tax benefit of $7.6 million in connection with litigation in a foreign jurisdiction.

Revenue

Our revenue consists of software license revenue and service revenue, which includes software maintenance revenue as well as consulting and training revenue.

Explanatory Note about a Change in Our Revenue Reporting

In the first quarter of 2010, we began reporting revenue by product groupings—Desktop and Enterprise—and by distribution channel—Direct and Indirect.

Desktop revenue includes our CAx Solutions: Pro/ENGINEER®, CoCreate® CAD products, Mathcad® and Arbortext® authoring products. Enterprise revenue includes our PLM solutions: Windchill®, Arbortext enterprise products, ProductView TM, CoCreate data management products and InSight. These definitions of Desktop and Enterprise are not the same as those we used when we last reported these revenue categories in our SEC filings for the period ended September 30, 2007, or previous periods to that date.

Direct revenue includes sales made primarily by our direct sales force to large businesses. Indirect revenue includes sales from our reseller channel, primarily to small- and medium-size businesses, as well as revenue from other accounts that we have classified as indirect.

Revenue for the first six months and second quarter of 2009 has been reclassified to conform to the classifications above and the discussion below gives effect to these changes. Additionally, certain immaterial reclassifications between Direct and Indirect revenue and Desktop and Enterprise revenue from amounts previously reported for the first quarters of 2010 and 2009 have been made to conform to the current classification.

	Desktop Three Months Ended			Enterprise Three Months Ended			Total Revenue Three Months Ended
	April 3, 2010	April 4, 2009	Percent Change	April 3, 2010	April 4, 2009	Percent Change	April 3, 2010	April 4, 2009	Percent Change
Direct	(Dollar amounts in millions)
License revenue	$19.7	$16.3	20%	$25.8	$10.9	137%	$45.5	$27.2	67%
Service revenue:
Consulting and training service revenue	7.8	10.5	-25%	42.9	47.3	-9%	50.7	57.8	-12%
Maintenance revenue	48.0	49.5	-3%	25.8	23.7	9%	73.8	73.2	1%

Total service revenue	55.8	60.0	-7%	68.7	71.0	-3%	124.5	131.0	-5%

Total revenue	$75.5	$76.3	-1%	$94.5	$81.9	15%	$170.0	$158.2	7%

Indirect
License revenue	$15.1	$11.3	35%	$4.1	$3.6	14%	$19.2	$14.9	30%
Service revenue:
Consulting and training service revenue	1.3	2.1	-36%	1.1	0.7	29%	2.4	2.8	-17%
Maintenance revenue	42.5	43.2	-2%	6.5	6.2	5%	49.0	49.4	-1%

Total service revenue	43.8	45.3	-3%	7.6	6.9	8%	51.4	52.2	-2%

Total revenue	$58.9	$56.6	4%	$11.7	$10.5	10%	$70.6	$67.1	5%

Total Revenue
License revenue	$34.8	$27.6	26%	$29.9	$14.5	107%	$64.7	$42.1	54%
Service revenue:
Consulting and training service revenue	9.1	12.6	-27%	44.0	48.0	-9%	53.1	60.6	-12%
Maintenance revenue	90.5	92.7	-2%	32.3	29.9	8%	122.8	122.6	0%

Total service revenue	99.6	105.3	-5%	76.3	77.9	-2%	175.9	183.2	-4%

Total revenue	$134.4	$132.9	1%	$106.2	$92.4	15%	$240.6	$225.3	7%

	Desktop Six Months Ended			Enterprise Six Months Ended			Total Revenue Six Months Ended
	April 3, 2010	April 4, 2009	Percent Change	April 3, 2010	April 4, 2009	Percent Change	April 3, 2010	April 4, 2009	Percent Change
Direct	(Dollar amounts in millions)
License revenue	$35.3	$33.8	4%	$66.8	$24.8	169%	$102.1	$58.6	74%
Service revenue:
Consulting and training service revenue	16.8	21.1	-20%	87.7	92.7	-5%	104.5	113.8	-8%
Maintenance revenue	98.7	101.7	-3%	51.3	48.3	6%	150.0	150.0	0%

Total service revenue	115.5	122.8	-6%	139.0	141.0	-1%	254.5	263.8	3%

Total revenue	$150.8	$156.6	-4%	$205.8	$165.8	24%	$356.6	$322.4	11%

Indirect
License revenue	$29.6	$25.9	15%	$7.8	$8.1	-4%	$37.4	$34.0	10%
Service revenue:
Consulting and training service revenue	2.7	4.2	-35%	1.8	1.7	0%	4.5	5.9	-24%
Maintenance revenue	86.9	90.5	-4%	13.6	12.9	5%	100.5	103.4	-3%

Total service revenue	89.6	94.7	-5%	15.4	14.6	4%	105.0	109.3	-4%

Total revenue	$119.2	$120.6	-1%	$23.2	$22.7	1%	$142.4	$143.3	-1%

Total Revenue
License revenue	$64.9	$59.7	9%	$74.6	$32.9	127%	$139.5	$92.6	51%
Service revenue:
Consulting and training service revenue	19.5	25.3	-23%	89.5	94.4	-5%	109.0	119.7	-9%
Maintenance revenue	185.6	192.2	-3%	64.9	61.2	6%	250.5	253.4	-1%

Total service revenue	205.1	217.5	-6%	154.4	155.6	-1%	359.5	373.1	-4%

Total revenue	$270.0	$277.2	-3%	$229.0	$188.5	21%	$499.0	$465.7	7%

Revenue results for the second quarter and first six months of 2010 reflect license revenue growth, particularly with respect to sales to customers in our direct enterprise market, relatively flat to modest declines in maintenance revenue, and declines in consulting and training services revenue. Both maintenance and consulting and training services revenue continued to be impacted by soft license sales in 2009. We have seen some recent signs of improvement in sales of Desktop products and in license sales to indirect accounts. While the market for Desktop products, particularly with respect to our large direct accounts, is a mature market with limited growth opportunities, Desktop license sales to direct customers in the second quarter of 2010 grew on both a sequential basis compared to the first quarter of 2010 and year over year. Total indirect revenue for the second quarter of 2010 was down slightly on a sequential basis compared to the first quarter of 2010 and year over year, driven by declines in consulting and training services revenue. However, in the second quarter of 2010, license revenue sales to indirect customers increased sequentially and year over year. Total revenue in the second quarter and first six months of 2010 compared to the second quarter and first six months of 2009 was positively impacted by $8.6 million and $20.6 million, respectively, due to favorable foreign currency exchange rates in most currencies in which we do business.

Revenue by Line of Business

Revenue as a Percentage of Total Revenue	Three months ended		Six months ended
	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009
License revenue	27%	19%	28%	20%
Maintenance revenue	51	54	50	54
Consulting and training service revenue	22	27	22	26

	100%	100%	100%	100%

Year Over Year Percentage Changes in Revenue	Three months ended April 3, 2010 compared to three months ended April 4, 2009		Six months ended April 3, 2010 compared to six months ended April 4, 2009
	As Reported	Constant Currency	As Reported	Constant Currency
License revenue	54%	48%	51%	46%
Maintenance revenue	—%	(3)%	(1)%	(5)%
Consulting and training service revenue	(12)%	(16)%	(9)%	(13)%
Total revenue	7%	3%	7%	3%

License Revenue

The growth in license revenue in the second quarter and first six months of 2010 compared to the second quarter and first six months of 2009 reflects increases of 107% ($15.4 million) and 127% ($41.7 million), respectively, in Enterprise license revenue and increases of 26% ($7.2 million) and 9% ($5.2 million), respectively, in Desktop license revenue. The growth in Enterprise license revenue in the first six months of 2010 was driven by sales of Windchill, which were $12.4 million and $32.3 million higher in the second quarter and first six months of 2010, respectively, than in the second quarter and first six months of 2009. The increase in Desktop license revenue in the second quarter and first six months of 2010 compared to the second quarter and first six months of 2009 was due to increases of $7.4 million and $5.3 million, respectively, in sales of new Pro/ENGINEER licenses.

License revenue in the second quarter and first six months of 2010 was favorably impacted by $2.2 million and $4.7 million, respectively, as a result of foreign currency exchange rate movements.

Maintenance Revenue

Maintenance revenue is comprised of contracts to maintain previously purchased software and sales of maintenance services on new software. Our maintenance revenue in the second quarter and first six months of 2010 was flat and down 1%, respectively, compared to the second quarter and first six months of 2009. Maintenance revenue in the second quarter and first six months of 2010 was favorably impacted by $4.4 million and $10.5 million, respectively, as a result of foreign currency exchange rate movements. Our maintenance revenue continues to be adversely impacted by the global economic climate and soft license revenue in 2009. Desktop maintenance revenue decreased 2% and 3%, in the second quarter and first six months of 2010, respectively, reflecting a slight decline in Pro/ENGINEER seats under maintenance at the end of the second quarter of 2010 compared to the end of the second quarter of 2009. Enterprise maintenance revenue increased 8% and 6% in the second quarter and first six months of 2010, respectively, reflecting a 24% increase in Windchill seats under maintenance at the end of the second quarter of 2010 compared to the end of the second quarter of 2009.

Consulting and Training Service Revenue

Consulting and training services engagements typically result from sales of new licenses, particularly of our Enterprise solutions. As a result, significantly reduced year-over-year license revenue in 2009 had an adverse impact on services revenue in the second quarter and first six months of 2010. Although we have pending service engagements that we expect to perform, declines in new licenses sold during 2009 have had, and may continue to have, an adverse effect on future services revenue. Total consulting revenue, which is primarily related to Windchill implementations, was down 11% and 7% in the second quarter and first six months of 2010, respectively. Total training revenue, which typically represents about 15% of our total consulting and training services revenue, was down 18% and 17% in the second quarter and first six months of 2010, respectively. Direct Enterprise consulting and training service revenue, which comprised over 75% of our total consulting and training service revenue in the second quarters and first six months of both 2010 and 2009, was down 9% and 5% in the second quarter and first six months of 2010, respectively.

Consulting and training services revenue in the second quarter and first six months of 2010 was favorably impacted by $2.1 million and $5.4 million, respectively, as a result of foreign currency exchange rate movements.

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

Revenue by Distribution Model

Direct

Direct revenue is comprised primarily of sales by our direct sales force to large businesses. Our direct revenue was 71% and 70% of our total revenue in the second quarters of 2010 and 2009, respectively, and 71% and 69% of our total revenue in first six months of 2010 and 2009, respectively. The increases in direct revenue in the second quarter and first six months of 2010 compared to the second quarter and first six months of 2009 were driven by 15% and 24% growth in direct Enterprise revenue in the second quarter and first six months of 2010, respectively. These increases were partially offset by decreases of 1% and 4% in direct Desktop revenue in the second quarter and first six months of 2010, respectively, over the comparable 2009 periods. The direct Desktop large business market is a mature market, which, while important due to the strong base of maintenance-paying customers, has limited long-term growth opportunity.

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

Our indirect revenue was 29% and 30% of our total revenue in the second quarter of 2010 and 2009, respectively, and 29% and 31% of our total revenue in the first six months of 2010 and 2009, respectively. Indirect revenue was up 5% and down 1% in the second quarter and first six months of 2010, respectively, compared to the second quarter and first six months of 2009. We believe that this performance reflects challenging but improving macroeconomic conditions.

We believe that the markets for Desktop and Enterprise solutions served by our indirect channel continue to offer long-term growth potential. However, while we have achieved sequential indirect license revenue growth in both the first and second quarters of 2010, and growth in the second quarter and first six months of 2010 compared to the second quarter and first six months of 2009, these markets continue to be impacted by ongoing uncertain macroeconomic conditions and we expect them to recover at a slower pace than our direct business.

Revenue from Individual Customers

We enter into customer contracts that may result in revenue being recognized over multiple reporting periods. Accordingly, revenue recognized in a current period may be attributable to contracts entered into during the current period or in prior periods. License and/or consulting and training service revenue of $1 million or more recognized from individual customers from contracts entered into during the current period and/or prior periods was $39.4 million (attributable to 18 customers) and $24.7 million (attributable to nine customers) in the second quarter of 2010 and 2009, respectively. For the first six months of 2010 and 2009, such revenue was $89.3 million and $48.9 million, respectively. This revenue represented 16% and 11% of total revenue, respectively, and 33% and 24% of total license and consulting and training service revenue, respectively, in the second quarters of 2010 and 2009. This revenue represented 18% and 11% of total revenue, respectively, and 36% and 23% of total license and consulting and training service revenue, respectively, in the first six months of 2010 and 2009. The increase in the first six months of 2010 was due primarily to the sale of Enterprise products to large direct customers.

The amount of revenue, particularly license revenue, attributable to large transactions, and the number of such transactions, may vary significantly from quarter to quarter based on current macroeconomic conditions.

Revenue by Geographic Region

	Three months ended		Percent Change		Six months ended		Percent Change
	April 3, 2010	April 4, 2009	Actual	Constant Currency	April 3, 2010	April 4, 2009	Actual	Constant Currency
	(Dollar amounts in millions)
Revenue by region:
Americas	$83.9	$79.6	5%	5%	$191.1	$163.2	17%	17%
Europe	$93.5	$89.7	4%	(4)%	$192.7	$188.9	2%	(7)%
Pacific Rim	$33.4	$25.5	31%	27%	$62.3	$57.3	9%	6%
Japan	$29.7	$30.5	(3)%	(4)%	$52.9	$56.3	(6)%	(11)%
Revenue by region as a % of total revenue:
Americas	35%	35%			38%	35%
Europe	39%	40%			39%	41%
Pacific Rim	14%	11%			12%	12%
Japan	12%	14%			11%	12%

Americas

The increase in revenue in the Americas in the second quarter and first six months of 2010 compared to the second quarter and first six months of 2009 was primarily due to increases of 27% ($3.8 million) and 99% ($29.4 million), respectively, in license revenue. The increases in license revenue were driven by sales of Enterprise products to direct customers.

Europe

Revenue in the second quarter and first six months of 2010 compared to the second quarter and first six months of 2009 reflects an increase of 59% ($8.1 million) and 23% ($7.7 million), respectively, in license revenue and an increase of 3% ($1.3 million) and 1% ($1.2 million), respectively, in maintenance revenue, offset by decreases of 21% ($5.5 million) and 10% ($5.0 million), respectively, in consulting and training service revenue. Foreign currency exchange rate movements, particularly the Euro, favorably impacted revenue in Europe by $7.1 million and $16.1 million in the second quarter and first six months of 2010, respectively, compared to the second quarter and first six months of 2009.

Pacific Rim

The increase in revenue in the Pacific Rim in the second quarter and first six months of 2010 compared to the second quarter and first six months of 2009 was primarily due to increases of 102% ($8.7 million) and 41% ($8.5 million), respectively, in license revenue, partially offset by decreases of 13% ($1.2 million) and 19% ($3.8 million), respectively, in consulting and training service revenue. Revenue from customers in China, which represents a significant portion of our Pacific Rim revenue, increased 46% and 24%, respectively, compared to the second quarter and first six months of 2009. Revenue in the Pacific Rim in the second quarter and first six months of 2010 was favorably impacted by $1.0 million and $1.5 million, respectively, due to the impact of changes in foreign currency exchange rate movements.

Japan

The decrease in revenue in Japan in the second quarter and first six months of 2010 compared to the second quarter and first six months of 2009 was primarily due to decreases of 10% ($2.0 million) and 7% ($2.5 million), respectively, in maintenance revenue and decreases of 16% ($0.8 million) and 22% ($2.3 million), respectively, in consulting and training service revenue, partially offset by increases of 34% ($2.1 million) and 15% ($1.3 million), respectively, in license revenue. Revenue in Japan in the second quarter and first six months of 2010 was favorably impacted by $0.5 million and $3.0 million, respectively, due to the impact of changes in the Yen to U.S. dollar exchange rate.

Costs and Expenses

	Three months ended				Six months ended
	April 3, 2010	April 4, 2009	Percent Change		April 3, 2010	April 4, 2009	Percent Change
	(Dollar amounts in millions)
Costs and expenses:
Cost of license revenue	$8.2	$7.0	18%		$16.4	$14.6	12%
Cost of service revenue	68.9	72.3	(5)%		139.4	148.0	(6)%
Sales and marketing	75.2	71.4	5%		153.7	151.3	2%
Research and development	50.0	44.7	12%		100.7	93.1	8%
General and administrative	22.8	17.7	29%		46.9	39.1	20%
Amortization of acquired intangible assets	4.0	3.8	4%		8.0	7.7	5%
Restructuring charges	—	9.8			—	9.8

Total costs and expenses	$229.1	$226.7	1	%(1)	$465.1	$463.6	—	%(1)

Total headcount at end of period	5,205	5,159

(1)	On a constant foreign currency basis, compared to the year-ago period, total costs and expenses for the second quarter and first six months of 2010 decreased 2% and 3%, respectively.

Costs and expenses in the second quarter and first six months of 2010 compared to the prior year periods reflect the following:

Lower costs due to:

•	headcount reductions as part of the executed 2009 restructuring plan made in the third and fourth quarters of 2009; and

•	lower cost of service revenue due to the decrease in consulting and training service revenue.

Higher costs due to:

•	higher commission expense due to an increase in license revenue;

•	investments in research and development; and

•	higher accrued incentive-based compensation, primarily in general and administrative expense.

Cost of License Revenue

	Three months ended			Six months ended
	April 3, 2010	April 4, 2009	Percent Change	April 3, 2010	April 4, 2009	Percent Change
	(Dollar amounts in millions)
Cost of license revenue	$8.2	$7.0	18%	$16.4	$14.6	12%
% of total revenue	3%	3%		3%	3%
% of total license revenue	13%	17%		12%	16%

Our cost of license revenue consists of fixed and variable costs associated with reproducing and distributing software and documentation as well as royalties paid to third parties for technology embedded in or licensed with our software products and amortization of intangible assets associated with acquired products. Cost of license revenue as a percentage of total license revenue was lower in the second quarter and first six months of 2010 than the second quarter and first six months of 2009 due to higher license revenue in the first six months of 2010. Cost of license revenue as a percent of license revenue can vary depending on product mix sold and the effect of fixed and variable royalties and the level of amortization of acquired software intangible assets.

Cost of Service Revenue

	Three months ended			Six months ended
	April 3, 2010	April 4, 2009	Percent Change	April 3, 2010	April 4, 2009	Percent Change
	(Dollar amounts in millions)
Cost of service revenue	$68.9	$72.3	(5)%	$139.4	$148.0	(6)%
% of total revenue	29%	32%		28%	32%
% of total service revenue	39%	39%		39%	40%
Service headcount at end of period	1,466	1,422	3%

Our cost of service revenue includes costs such as salaries, benefits and computer equipment and facilities for our training, customer support and consulting personnel; third-party subcontractor fees; and costs associated with the release of maintenance updates (including related royalty costs). Service margins can vary based on the product mix sold in the period. Total compensation, benefit costs and travel expenses were 1% ($0.4 million) and 2% ($1.5 million) higher in the second quarter and first six months of 2010, respectively, compared to the second quarter and first six months of 2009. The cost of third-party consulting services was $1.7 million and $6.6 million lower in the second quarter and first six months of 2010, respectively, compared to the second quarter and first six months of 2009 due to decreases in consulting and training service revenue in the first six months of 2010.

Sales and Marketing

	Three months ended			Six months ended
	April 3, 2010	April 4, 2009	Percent Change	April 3, 2010	April 4, 2009	Percent Change
	(Dollar amounts in millions)
Sales and marketing	$75.2	$71.4	5%	$153.7	$151.3	2%
% of total revenue	31%	32%		31%	32%
Sales and marketing headcount at end of period	1,266	1,342	(6)%

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. Our compensation, benefit costs and travel expenses were higher by an aggregate of $2.9 million and 4.3 million in the second quarter and first six months of 2010, respectively, compared to the second quarter and first six months of 2009. These costs increased due to commissions, which were higher by $3.2 million and $7.1 million, respectively, due to more license sales in 2010 than in 2009 offset by lower salaries due to headcount reductions made in the third and fourth quarters of 2009.

Research and Development

	Three months ended			Six months ended
	April 3, 2010	April 4, 2009	Percent Change	April 3, 2010	April 4, 2009	Percent Change
	(Dollar amounts in millions)
Research and development	$50.0	$44.7	12%	$100.7	$93.1	8%
% of total revenue	21%	20%		20%	20%
Research and development headcount at end of period	1,933	1,880	3%

Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Major research and development activities include developing new releases of our software that enhance functionality. We have increased headcount to support additional development of our core products. As a result of an increase in headcount, total compensation, benefit costs and travel expenses were higher in the second quarter and first six months of 2010 compared to the second quarter and first six months of 2009, respectively, by an aggregate of $5.2 million and $7.2 million, respectively.

General and Administrative

	Three months ended			Six months ended
	April 3, 2010	April 4, 2009	Percent Change	April 3, 2010	April 4, 2009	Percent Change
	(Dollar amounts in millions)
General and administrative	$22.8	$17.7	29%	$46.9	$39.1	20%
% of total revenue	9%	8%		9%	8%
General and administrative headcount at end of period	527	503	5%

Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources, legal and administrative functions, as well as bad debt expense and outside professional services, including accounting and legal fees. Total compensation, benefit costs and travel costs were higher in the second quarter and first six months of 2010 compared to the second quarter and first six months of 2009 by an aggregate of $4.7 million and $8.0 million, respectively, due primarily to a $4.1 million and $7.4 million increase, respectively, in accrued incentive-based compensation expense. The increases were due primarily to grants of fiscal 2010 stock-based awards being made in November 2009, our usual timing, while the 2009 stock-based awards were not made until the third quarter of 2009 because we had insufficient shares available under the 2000 Equity Incentive Plan earlier in the year.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets reflects the amortization of acquired non-product related intangible assets, primarily customer and trademark-related intangible assets, recorded in connection with completed acquisitions.

Restructuring Charges

In the second quarter of 2009, we implemented workforce reductions and facility consolidations. These actions resulted in a $9.8 million restructuring charge in the second quarter of 2009, which included $9.7 million for severance and related costs associated with 204 employees notified of termination during the quarter and $0.1 million of charges related to excess facilities.

Interest and Other Income (Expense), net

	Three months ended		Six months ended
	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009
	(in millions)
Interest income	$0.7	$1.2	$1.5	$2.8
Interest expense	(0.3)	(0.7)	(0.8)	(1.9)
Other income (expense), net	(1.0)	(0.8)	(1.8)	(2.2)

Total interest and other income (expense), net	$(0.6)	$(0.3)	$(1.1)	$(1.3)

Interest and other income (expense), net includes interest income, interest expense, costs of hedging contracts, certain realized and unrealized foreign currency transaction gains or losses and exchange gains or losses resulting from the required period-end currency remeasurement of the financial statements of our subsidiaries that use the U.S. dollar as their functional currency. A large portion of our revenue and expenses is transacted in foreign currencies. To reduce our exposure to fluctuations in foreign exchange rates, we engage in hedging transactions involving the use of foreign currency forward contracts, primarily in the Euro and the British Pound. The decrease in interest income and interest expense in the first six months of 2010 compared to the first six months of 2009 is due to lower interest rates, resulting in less interest earned on cash balances and less interest accrued on borrowings outstanding under our revolving credit facility.

Income Taxes

In the second quarter of 2010, our effective tax rate was a provision of 17% on a pre-tax income of $10.9 million, compared to a benefit of 529% in the second quarter of 2009 on a pre-tax loss of $1.7 million. In the first six months of 2010, our effective tax rate was a provision of 18% on pre-tax income of $32.7 million, compared to a benefit of 1,387% in the first six months of 2009 on pre-tax income of $0.8 million. In the second quarter and first six months of 2010, our effective tax rate was lower than the 35% statutory federal income tax rate due primarily to foreign taxes at a net effective tax rate lower than the U.S. rate (including a net benefit of $0.4 million and $1.3 million in the second quarter and first six months, respectively, related to research and development (R&D) cost sharing pre-payments by a foreign subsidiary to the U.S.). Our unusual effective tax rates for the 2009 periods reflect the disproportionate impact of discrete items on the near break-even profit (loss) before income taxes. In the second quarter and first six months of 2009, our effective tax rate differed from the 35% statutory federal income tax rate due primarily to a $7.6 million one-time benefit recorded in the second quarter of 2009 in connection with litigation in a foreign jurisdiction, foreign taxes at a net effective tax rate lower than the U.S. rate and a $1.8 million tax benefit related to R&D tax credits triggered by a retroactive extension of the R&D tax credit enacted during the first quarter of 2009.

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

We have net deferred tax assets ($123.5 million as of September 30, 2009) primarily relating to our U.S. operations. We have concluded, based on the weight of available evidence, that our net deferred tax assets are more likely than not to be realized in the future. In arriving at this conclusion, we evaluated all available evidence, including our pre-tax results for the last three years (adjusted for permanent differences), the circumstances of a pre-tax loss generated in the U.S. for the 2009 fiscal year and our expected future profitability. We reassess our valuation allowance requirements each financial reporting period. Our results for the first half of 2010 continued to be a loss in the U.S. If our results for the remainder of 2010 do not improve, and if our projections for 2011 indicate continued losses in our U.S. operations, our assessment may indicate that a valuation allowance is required.

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

Uses of Non-GAAP Financial Measures and Reconciliations to GAAP Results

We evaluate our consolidated financial performance using a variety of measures, including certain non-GAAP measures. The non-GAAP measures we use exclude amounts that are normally included in the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP measures included in this Form 10-Q should be considered in addition to, and not as a substitute for or superior to, the comparable measure prepared in accordance with GAAP.

As used by us,

•

non-GAAP operating income (loss) is GAAP operating income (loss) excluding stock-based compensation, amortization of acquired intangible assets, restructuring charges, and unusual charges, if any, that we incurred during the respective period,

•

non-GAAP net income (loss) is GAAP net income (loss) excluding the expenses excluded from non-GAAP operating income (loss), the related tax effects of excluding those expenses, and other unusual tax provisions or benefits recorded in a period, and

•

non-GAAP operating margin is GAAP operating margin excluding stock-based compensation, amortization of acquired intangible assets, restructuring charges, and unusual charges, if any, that we incurred during the respective period.

We exclude stock-based compensation expense and amortization of acquired intangible assets expense because these are non-cash expenses and, with respect to amortization of acquired intangible assets expense, the expense is affected by the timing and magnitude of our acquisitions. We exclude restructuring charges because we incur these charges only when we are engaged in restructuring activities and not as part of our normal operations.

We use these non-GAAP measures to make period-to-period comparisons of our operational performance because they provide a view of our operating results without items that are not, in our view, indicative of our core operating results. We believe that these non-GAAP measures help illustrate underlying trends in our business, and we use the measures to establish budgets and operational goals, communicated internally and externally, for managing our business and evaluating our performance. We believe that providing non-GAAP measures affords investors a view of our operating results that may be more easily compared to the results of peer companies.

In addition, compensation of our executives is based in part on the performance of our business based on these non-GAAP measures. However, non-GAAP information should not be construed as an alternative to GAAP information as the items excluded from the non-GAAP measures often have a material impact on our financial results and such items often recur. Management uses, and investors should use, non-GAAP measures in conjunction with our GAAP results.

	Three Months Ended		Six Months Ended
	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009
	(in millions except per share data)
GAAP operating income (loss)	$11.5	$(1.4)	$33.9	$2.1
Stock-based compensation(1)	12.3	6.7	26.1	17.2
Amortization of acquired intangible assets	8.9	8.5	17.9	17.1
Restructuring charges	—	9.8	—	9.8

Non-GAAP operating income	$32.7	$23.6	$77.9	$46.2

GAAP net income	$9.0	$7.2	$26.9	$11.8
Stock-based compensation(1)	12.3	6.7	26.1	17.2
Amortization of acquired intangible assets	8.9	8.5	17.9	17.1
Restructuring charges	—	9.8	—	9.8
Income tax adjustments(2)	(6.7)	(14.7)	(14.1)	(20.9)

Non-GAAP net income	$23.5	$17.5	$56.8	$35.0

GAAP diluted earnings per share	$0.08	$0.06	$0.22	$0.10
Stock-based compensation(3)	0.10	0.06	0.22	0.15
All other items identified above(3)	0.02	0.03	0.03	0.05

Non-GAAP diluted earnings per share	$0.20	$0.15	$0.47	$0.30

Diluted weighted average shares outstanding	120	116	120	117

Operating margin impact of non-GAAP adjustments:

	Three Months Ended		Six Months Ended
	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009
GAAP operating margin	4.8%	(0.6)%	6.8%	0.4%
Stock-based compensation	5.1%	3.0%	5.2%	3.7%
Amortization of acquired intangible assets	3.7%	3.8%	3.6%	3.7%
Restructuring charges	—%	4.3%	—%	2.1%

Non-GAAP operating margin	13.6%	10.5%	15.6%	9.9%

(1)	The increases in stock-based compensation in the second quarter and first six months of 2010 compared to the second quarter and first six months of 2009 were due primarily to grants of fiscal 2010 stock-based awards being made in November 2009, our usual timing, while the fiscal 2009 stock-based awards were not made until the third quarter of 2009 because we had insufficient shares available under the 2000 Equity Incentive Plan earlier in the year.
(2)	Income tax adjustments reflect the tax effects of non-GAAP adjustments for the second quarter and first six months of 2010 and 2009, which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above, as well as the effect of a $7.6 million one-time tax benefit recorded in the second quarter of 2009 due to the recognition of deferred tax assets in a foreign jurisdiction.
(3)	EPS impact of non-GAAP adjustments is calculated by dividing the dollar amount of the non-GAAP adjustment by the GAAP diluted earnings per share outstanding for the respective period.

Liquidity and Capital Resources

	April 3, 2010	April 4 2009
	(in thousands)
Cash and cash equivalents	$222,692	$267,718

Amounts below are for the six months ended:
Cash provided by operating activities	$90,708	$88,650
Cash used by investing activities	(19,189)	(23,741)
Cash used by financing activities	(77,693)	(43,942)
Cash provided by operating activities included the following:
Cash disbursements for restructuring charges	(13,447)	(10,927)

Cash and cash equivalents

We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. Cash and cash equivalents include highly liquid investments with original maturities of three months or less. At April 3, 2010, cash and cash equivalents totaled $222.7 million, down from $235.1 million at September 30, 2009. The decrease in cash and cash equivalents in the first six months of 2010 was due primarily to uses of cash for: $45.1 million to repurchase our common stock; $20.2 million to pay employee withholding taxes related to restricted stock and restricted stock units that vested during the period; $19.7 million used to repay borrowings under our revolving credit facility and $17.1 million for additions to property and equipment, partially offset by $90.7 million of cash provided by operations.

Cash provided by operating activities

Cash provided by operating activities was $90.7 million and $88.7 million in the first six months of 2010 and 2009, respectively. This change was primarily due to higher income (net income was higher by $15.0 million in the first six months of 2010 compared to the first six months of 2009), lower payments related to year-end compensation accruals, and lower income tax payments, partially offset by lower cash collections from accounts receivable as accounts receivable at September 30, 2009 was $166.6 million compared to $201.5 million at September 30, 2008. Cash collections on accounts receivable remained strong with days sales outstanding of 57 days as of the end of the second quarter of 2010 compared to 62 days as of September 30, 2009 and 53 days at the end of the second quarter of 2009.

As of April 3, 2010, approximately 10% of our total net trade accounts receivable was due from a customer in Europe.

Cash used by investing activities

	Six months ended
	April 3, 2010	April 4, 2009
Cash used by investing activities included the following:
Acquisitions of businesses, net of cash acquired	$(2,087)	$(8,475)
Additions to property and equipment	(17,102)	(15,266)

	$(19,189)	$(23,741)

Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements.

Cash used by financing activities

	Six months ended
	April 3, 2010	April 4, 2009
Cash used by financing activities included the following:
Net repayments under revolving credit facility	$(19,720)	$(31,951)
Repurchases of common stock	(45,072)	(9,581)
Payments of withholding taxes in connection with vesting of stock-based awards	(20,168)	(4,341)
Proceeds from issuance of common stock	7,045	2,116
Other	222	(185)

	$(77,693)	$(43,942)

Credit Facility

We have a revolving credit facility with a bank syndicate under which we may borrow funds up to $230 million, repay the same in whole or in part and re-borrow at any time through February 20, 2011 when all amounts outstanding will be due and payable in full.

As of April 3, 2010, the amount outstanding under the revolving credit facility was 24.9 million Euros, which was equivalent to $33.5 million on that date. The current loan matures on May 25, 2010 and accrues interest at 1.4% per annum. Upon the due date, and subsequent due dates, we may either repay the amount outstanding or roll over the amount outstanding with new short term loans at the then current interest rates. We currently plan to repay the remaining balance outstanding under the credit facility by the end of 2010.

For a description of the terms and conditions of the credit facility, including limitations on our ability to undertake certain actions, see “Note 11. Commitments and Contingencies” in the Notes to Consolidated Financial Statements of this Form 10-Q.

Share Repurchases

Our Board of Directors has authorized us to use up to $100 million of cash from operations to repurchase shares of our common stock in open market purchases. This authorization will expire on May 31, 2011 unless earlier revoked or extended. In the first six months of 2010, we repurchased 2.7 million shares at a cost of $45.1 million and we have repurchased an additional 0.8 million shares at a cost of $15 million in the third quarter of 2010. In the first six months of 2009, we repurchased 0.9 million shares at a cost of $9.6 million. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued. As of April 3, 2010, $35.5 million remained under our current authorization.

Expectations for the Rest of Fiscal 2010

We believe that existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements through at least the next twelve months.

In the second half of 2010, we expect to use $35 million of cash to repay amounts outstanding under our revolving credit facility and/or to repurchase shares of our common stock ( including $15 million of share repurchases made to date in the third quarter of 2010) and $11 million for capital expenditures.

We have evaluated, and expect to continue to evaluate, possible strategic transactions on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible strategic transactions.

Our expected uses of cash could change, our cash position could be reduced and we may incur additional debt obligations to the extent we complete any significant acquisitions and/or pay any amounts, settlements or judgments related to the pending legal matter discussed in “Note 11. Commitments and Contingencies” in the Notes to Consolidated Financial Statements of this Form 10-Q.

Critical Accounting Policies and Estimates

The financial information included in Item 1 reflects no material changes in our critical accounting policies and estimates as set forth under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2009 Annual Report on Form 10-K. We did not make any changes to these policies or to these estimates during the quarter ended April 3, 2010.

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

We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 3, 2010.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended April 3, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below shows the shares of our common stock we repurchased in the second quarter of 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 3 – January 30, 2010	—		—	—	$75,482,500	(2)
January 31 – February 27, 2010	2,445,248	(3)	$16.61	2,408,922	$35,482,518	(2)
February 28 – April 3, 2010	—		—	—	$35,482,518	(2)

Total	2,445,248	(3)	$16.61	2,408,922	$35,482,518	(2)

(1)	Periods are our fiscal months within the fiscal quarter.
(2)	On May 20, 2008, we announced our share repurchase program in the amount of $50 million, and on November 26, 2008, we announced that the repurchase program had been increased to $100 million. On March 3, 2010, our Board of Directors extended the share repurchase authorization through May 31, 2011. The current program will expire on that date unless earlier revoked or extended.
(3)	Includes 36,326 shares tendered to PTC to satisfy tax withholding obligations incurred in connection with the vesting of certain of our executives’ restricted stock awards on February 15, 2010. The shares were repurchased from the executives at a price of $16.62 which was the closing price per share of our common stock on the Nasdaq Global Select Market on that date.

ITEM	5. OTHER INFORMATION

On May 10, 2010, we announced that James E. Heppelmann, our President and Chief Operating Officer, will succeed C. Richard Harrison as our Chief Executive Officer, effective October 1, 2010, at which time Mr. Harrison will become our Executive Chairman. In connection with this transition, we made the changes described below in the compensatory arrangements for Messrs. Harrison and Heppelmann. We also amended the existing Executive Agreements with our other executive officers as described below.

Agreement with C. Richard Harrison

On May 7, 2010, we entered into a new Executive Agreement with Mr. Harrison (the “2010 Harrison Agreement”). In connection therewith, we amended the Amended and Restated Executive Agreement dated June 26, 2008 between us and Mr. Harrison (the “2008 Harrison Agreement”) only to extend its term through September 30, 2010. As of October 1, 2010, the 2010 Harrison Agreement will supersede the 2008 Harrison Agreement, which will thereupon be terminated and of no further force and effect.

The 2010 Harrison Agreement provides that Mr. Harrison will cease serving as Chief Executive Officer and will become our Executive Chairman on October 1, 2010 and sets forth his compensation arrangements in that position. Mr. Harrison’s employment as Executive Chairman will extend through November 30, 2012 (the “Term”) unless earlier terminated. Mr. Harrison will be required to be available on a part-time basis for consultation and the performance of duties requested by the Chief Executive Officer, including without limitation enhancing relationships with our key customers, partners and investors and other activities focused on improving the business climate for us around the world. Mr. Harrison will also continue to serve on our board of directors.

Under the 2010 Harrison Agreement, we will pay Mr. Harrison an annual salary of $500,000 for our 2011 fiscal year, and an aggregate salary of $500,000 for the period from October 1, 2011 through November 30, 2012. He will remain entitled to participate on the same terms as employees generally in certain of our employee benefit plans. In lieu of other benefits for which he ceases to be eligible upon assuming part-time employment status, he will receive a one-time lump sum payment of $110,000. In addition, effective October 1, 2010, he will receive a grant of restricted stock units with a value equal to approximately $3,000,000, which will vest in two equal installments on September 30, 2011 and September 30, 2012 if the 2010 Harrison Agreement is then in effect.

If, before October 1, 2010, a Change in Control (as defined in the 2008 and 2010 Harrison Agreements) occurs or Mr. Harrison’s employment is terminated, any obligations we have to Mr. Harrison will be as set forth in the 2008 Harrison Agreement, and the 2010 Harrison Agreement will not take effect. During the Term, Mr. Harrison’s employment may be terminated by him for convenience or Good Reason or by us for convenience, for Cause or because of his Disability (as each such term is defined in the 2010 Harrison Agreement). In addition, Mr. Harrison’s employment would automatically terminate upon a Change in Control. The 2010 Harrison Agreement provides for the following consequences of termination in the respective circumstances:

Termination by Mr. Harrison for Good Reason, by Us for Convenience, or Due to a Change in Control. If Mr. Harrison’s employment is terminated by Mr. Harrison for Good Reason, by us for convenience, or due to a Change in Control, the vesting of all outstanding equity awards he holds and the payment of all cash compensation required under the agreement would be accelerated and each outstanding vested stock option he holds would remain exercisable until the close of business on the earlier of the end of the original term of the option and November 30, 2012.

Termination by Mr. Harrison for Convenience or by Us for Non-Performance. If Mr. Harrison’s employment is terminated by Mr. Harrison for convenience or by us for non-performance of his new employment responsibilities, the agreement provides for forfeiture of his unearned salary and any unvested equity granted pursuant to the agreement; however, vesting would continue on any equity granted other than under the agreement so long as Mr. Harrison continues to serve on our board of directors. In addition, as long as he remains a director, the period during which he may exercise any vested stock options will be extended to the earlier of the original termination date of the option and February 28, 2013.

Termination for Cause (other than Non-Performance). If Mr. Harrison’s employment is terminated by us for reasons constituting Cause (other than non-performance described above), he would forfeit all of his unearned salary and unvested equity awards.

Death or Disability. If Mr. Harrison’s employment is terminated due to his death or Disability, all outstanding equity awards that he holds would immediately become vested and exercisable in full.

In the event that any payments and benefits provided for under the 2010 Harrison Agreement or otherwise payable to Mr. Harrison would constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code and be subject to the related excise tax, Mr. Harrison would be entitled to receive either the full payment of such payments and benefits or only such lesser amount that would result in no portion of the benefits being subject to the excise tax, whichever results in the greatest amount of after-tax benefits to him. This replaces the excess parachute payment tax “gross-up payment” provision contained in the 2008 Harrison Agreement.

Agreement with James E. Heppelmann

On May 7, 2010, our board of directors appointed Mr. Heppelmann as President and Chief Executive Officer, effective October 1, 2010. Mr. Heppelmann, 45, has been our President and Chief Operating Officer since March 2009 and before that was Executive Vice President and Chief Product Officer since 2003. He has also been a member of our board of directors since 2008.

On May 7, 2010, we amended the Amended and Restated Executive Agreement dated June 26, 2008 between us and Mr. Heppelmann (the “Original Heppelmann Agreement”) only to extend its term through September 30, 2010. On May 7, 2010, we also entered into an Amended and Restated Executive Agreement with Mr. Heppelmann (the “Amended Heppelmann Agreement”), which amends and restates the Original Heppelmann Agreement, primarily for the purpose of establishing Mr. Heppelmann’s new compensation arrangements. The amendment and restatement will take effect October 1, 2010 and the provisions of the Amended Heppelmann Agreement will supersede those of the Original Heppelmann Agreement.

The Amended Heppelmann Agreement sets forth Mr. Heppelmann’s compensation arrangements beginning October 1, 2010. It provides that, for the fiscal year beginning October 1, 2010, Mr. Heppelmann’s annual base salary will be $750,000 and his target annual bonus will be $1,000,000. Effective October 1, 2010, he will receive a one-time grant of restricted stock units with a value equal to approximately $7,000,000, which will be subject to five-year performance and time-based vesting criteria as set forth in the agreement, subject to Mr. Heppelmann’s continuing employment. We also agreed that, during our 2011 fiscal year, we will grant Mr. Heppelmann long-term incentive compensation consisting of restricted stock units with a value equal to approximately $3,450,000 that will be subject to performance and time-based vesting as set forth in the agreement.

The Amended Heppelmann Agreement makes the following principal changes to the payments and benefits that may be received by Mr. Heppelmann upon a Change in Control or termination of his employment and to certain other terms of the Original Heppelmann Agreement.

Elimination of Change in Control Bonus Payment. Mr. Heppelmann will no longer be entitled to payment of an amount equal to his target annual bonus upon a Change in Control, as the Original Heppelmann Agreement provides.

Amendment of “Good Reason” Definition. The definition of “Good Reason” for termination of employment is supplemented to include (i) the failure to install Mr. Heppelmann in the position of Chief Executive Officer on October 1, 2010 or to maintain him in that position thereafter and (ii) any material reduction in the aggregate benefits for which he is eligible under our employee benefit plans, other than any such reduction that is consistent with similar actions taken with respect to our employees generally.

Termination without Cause. The period over which Mr. Heppelmann’s salary and benefits will be continued if Mr. Heppelmann is terminated by us without Cause, other than a termination constituting a Change in Control Termination or a termination due to his Disability (as such terms are defined in the Amended Heppelmann Agreement), has been increased from one year to two years, and payment of an aggregate amount equal to two times the average of the annual bonuses paid to him with respect to the two fiscal years immediately preceding the fiscal year in which the termination occurs has been added.

Termination Upon Change in Control. The cash severance payable effective upon a Change in Control Termination has been increased from one times to two times his annual salary and target bonus, his participation in our benefit plans has been extended from one to two years, and, in addition to the vesting of equity awards currently provided for, each of Mr. Heppelmann’s vested stock options will now remain exercisable until the earlier of the end of the original maximum term of such option or two years following the date of termination.

Sunset of “Gross-Up” Payment. The Amended Heppelmann Agreement terminates the excess parachute payment tax “gross-up payment” called for by the Original Heppelmann Agreement, effective after December 31, 2013. Instead, in the event that any payments and benefits provided for under the Amended Heppelmann Agreement or otherwise payable to Mr. Heppelmann would constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code and be subject to the related excise tax, Mr. Heppelmann would be entitled to receive either the full payment of such payments and benefits or only such lesser amount that would result in no portion of the benefits being subject to the excise tax, whichever results in the greatest amount of after-tax benefits to him.

In connection with execution of the Amended Heppelmann Agreement, we required Mr. Heppelmann to enter into a new non-competition agreement with us that extends the term of his post-employment non-competition period to two-years.

We provide the following required disclosure of related party transactions with respect to Mr. Heppelmann. Mr. Heppelmann’s brother, Howard Heppelmann, is our Vice President, General Manager of PTC’s InSight group. For fiscal 2010, Howard Heppelmann’s annual salary is $185,000, his target annual bonus is $125,000, $31,250 of which was paid for the first half of fiscal 2010 performance, and his automobile allowance is $300 per month. Howard Heppelmann is also eligible to participate in our standard employee benefits packages and has received a matching contribution of $3,606 to date for 2010 under our 401(k) Savings Plan. We have recorded stock-based compensation expense of $59,498 to date in fiscal 2010 for equity awards made to Howard Heppelmann under our equity incentive plans. Information with respect to Howard Heppelmann’s fiscal 2009 compensation is incorporated herein by reference to the “Transactions with Related Persons” section of our proxy statement filed with the Securities and Exchange Commission on January 20, 2010.

Other Executives’ Agreements

We have also entered into Amended and Restated Executive Agreements (the “Amended Executive Agreements”) with our other executive officers, Cornelius F. Moses, Executive Vice President, Chief Financial Officer, Barry F. Cohen, Executive Vice President, Strategic Services and Partners, Paul J. Cunningham,

Executive Vice President, Worldwide Sales, Anthony DiBona, Executive Vice President, Global Maintenance Support, Robert C. Gremley, Executive Vice President, Corporate Marketing, Brian A. Shepard, Executive Vice President, Product Development, and Aaron C. von Staats, Corporate Vice President, General Counsel and Secretary, as of May 7, 2010.

In connection with the execution of the Amended Executive Agreements, the Amended and Restated Executive Agreement entered into with each of those officers on June 26, 2008 or subsequently (the “Original Executive Agreements”) was amended without other change to extend its term through September 30, 2010. As of October 1, 2010, the amendment and restatement of each agreement will take effect and the provisions of the Amended Executive Agreements will supersede those of the Original Executive Agreements, making the following principal changes:

Elimination of Change in Control Bonus Payment. The officer will no longer be entitled to payment of an amount equal to his target annual bonus upon a Change in Control, as is currently provided in the Original Executive Agreements.

Amendment of ” Good Reason” Definition. The definition of “Good Reason” for termination of employment is supplemented to include any material reduction in the aggregate benefits for which the officer is eligible under our employee benefit plans, other than any such reduction that is consistent with similar actions taken with respect to our employees generally.

Sunset of “Gross-Up” Payment. The Amended Executive Agreements terminate the “gross-up payment” provision contained in the Original Executive Agreements, effective after December 31, 2013, and replace it with the same provision for reducing the payments and benefits to the executive in order to achieve the best after-tax benefits as described above in connection with the Amended Heppelmann Agreement.

The foregoing descriptions are qualified in their entirety by the full text of the 2010 Harrison Agreement, the Amended Heppelmann Agreement, and the form of Amended Executive Agreement, as set forth in the exhibits filed herewith and incorporated herein by reference.

ITEM 6.	EXHIBITS

3.1(a)	Restated Articles of Organization of Parametric Technology Corporation adopted February 4, 1993 (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1996 (File No. 0-18059) and incorporated herein by reference).

3.1(b)	Articles of Amendment to Restated Articles of Organization adopted February 9, 1996 (filed as Exhibit 4.1(b) to our Registration Statement on Form S-8 (Registration No. 333-01297) and incorporated herein by reference).

3.1(c)	Articles of Amendment to Restated Articles of Organization adopted February 13, 1997 (filed as Exhibit 4.1(b) to our Registration Statement on Form S-8 (Registration No. 333-22169) and incorporated herein by reference).

3.1(d)	Articles of Amendment to Restated Articles of Organization adopted February 10, 2000 (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000 (File No. 0-18059) and incorporated herein by reference).

3.1(e)	Certificate of Vote of Directors establishing Series A Junior Participating Preferred Stock (filed as Exhibit 3.1(e) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 0-18059) and incorporated herein by reference).

3.1(f)	Articles of Amendment to Restated Articles of Organization adopted February 28, 2006 (filed as Exhibit 3.1(f) to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2006 (File No. 0-18059) and incorporated herein by reference).

3.2	By-Laws, as amended and restated, of Parametric Technology Corporation (filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 0-18059) and incorporated herein by reference).

4.1	Rights Agreement effective as of January 5, 2001 between Parametric Technology Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 0-18059) and incorporated herein by reference).

10.1	Executive Agreement dated as of May 7, 2010 by and between C. Richard Harrison and Parametric Technology Corporation.

10.2	Amended and Restated Executive Agreement dated as of May 7, 2010 by and between James E. Heppelmann and Parametric Technology Corporation.

10.3	Form of Amended and Restated Executive Agreement entered into by and between Parametric Technology Corporation and each of Barry Cohen, Paul Cunningham, Anthony DiBona, Cornelius Moses, III, Robert Gremley, Brian Shepherd and Aaron von Staats.

10.4	Compensatory Arrangements with Directors.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32*	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

*	Indicates that the exhibit is being furnished with this report and is not filed as a part of it.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PARAMETRIC TECHNOLOGY CORPORATION

By:	/S/ CORNELIUS F. MOSES, III
Cornelius F. Moses, III Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 13, 2010