Form 10-Q
period 2010-07-03
PARAMETRIC TECHNOLOGY CORP
filed 2010-08-12
CIK 857005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

There were 115,354,999 shares of our common stock outstanding on August 6, 2010.

PARAMETRIC TECHNOLOGY CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended July 3, 2010

PART I—FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	July 3, 2010	September 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$219,019	$235,122
Accounts receivable, net of allowance for doubtful accounts of $4,389 and $5,329 at July 3, 2010 and September 30, 2009, respectively	149,034	166,591
Prepaid expenses	45,245	24,166
Other current assets	78,167	77,856
Deferred tax assets	42,766	42,731

Total current assets	534,231	546,466
Property and equipment, net	59,473	58,105
Goodwill	404,589	428,268
Acquired intangible assets, net	129,420	168,249
Deferred tax assets	103,752	110,193
Other assets	37,575	38,931

Total assets	$1,269,040	$1,350,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$—	$57,880
Accounts payable	11,383	13,292
Accrued expenses and other current liabilities	46,719	44,052
Accrued compensation and benefits	76,298	85,984
Accrued income taxes	—	9,223
Deferred tax liabilities	—	216
Customer advances	53,061	51,892
Deferred revenue	251,571	228,892

Total current liabilities	439,032	491,431
Deferred tax liabilities	23,201	29,164
Deferred revenue	6,986	5,378
Other liabilities	65,226	62,658

Total liabilities	534,445	588,631

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 115,283 and 115,950 shares issued and outstanding at July 3, 2010 and September 30, 2009, respectively	1,153	1,160
Additional paid-in capital	1,787,342	1,822,544
Accumulated deficit	(990,945)	(1,028,528)
Accumulated other comprehensive loss	(62,955)	(33,595)

Total stockholders’ equity	734,595	761,581

Total liabilities and stockholders’ equity	$1,269,040	$1,350,212

The accompanying notes are an integral part of the condensed consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended		Nine months ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Revenue:
License	$67,498	$49,450	$206,958	$142,022
Service	175,500	176,709	535,025	549,820

Total revenue	242,998	226,159	741,983	691,842

Costs and expenses:
Cost of license revenue	7,621	7,644	24,000	22,204
Cost of service revenue	67,090	66,162	206,548	214,205
Sales and marketing	79,121	73,823	232,856	225,072
Research and development	50,597	46,562	151,247	139,675
General and administrative	22,755	19,245	69,633	58,375
Amortization of acquired intangible assets	3,836	3,827	11,869	11,510
Restructuring charges	—	6,609	—	16,397
In-process research and development	—	300	—	300

Total costs and expenses	231,020	224,172	696,153	687,738

Operating income	11,978	1,987	45,830	4,104
Interest and other (expense) income, net	(320)	(491)	(1,449)	(1,812)

Income before income taxes	11,658	1,496	44,381	2,292
Provision for (benefit from) income taxes	940	(2,292)	6,798	(13,330)

Net income	$10,718	$3,788	$37,583	$15,622

Earnings per share—Basic	$0.09	$0.03	$0.32	$0.14
Earnings per share—Diluted	$0.09	$0.03	$0.31	$0.13
Weighted average shares outstanding—Basic	115,188	115,194	115,802	114,843
Weighted average shares outstanding—Diluted	119,003	117,074	119,996	116,691

The accompanying notes are an integral part of the condensed consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended
	July 3, 2010	July 4, 2009
Cash flows from operating activities:
Net income	$37,583	$15,622
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquired intangible assets	26,354	26,110
Depreciation and amortization	21,184	19,448
Stock-based compensation	37,657	28,773
Excess tax benefits from stock-based awards	(226)	(13,094)
In-process research and development	—	300
Other non-cash costs (credits), net	910	1,001
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	11,228	67,455
Accounts payable and accrued expenses	1,602	(18,683)
Accrued compensation and benefits	(6,850)	(11,303)
Deferred revenue	32,564	(2,700)
Accrued income taxes	(23,049)	(53,371)
Other current assets and prepaid expenses	(1,768)	(1,160)
Other noncurrent assets and liabilities	3,887	5,805

Net cash provided by operating activities	141,076	64,203

Cash flows from investing activities:
Additions to property and equipment	(21,684)	(23,809)
Acquisitions of businesses, net of cash acquired	(2,087)	(32,790)

Net cash used by investing activities	(23,771)	(56,599)

Cash flows from financing activities:
Repayment of borrowings under revolving credit facility	(50,832)	(31,951)
Proceeds from issuance of common stock	8,524	2,866
Excess tax benefits from stock-based awards	226	13,094
Payments of withholding taxes in connection with settlement of restricted stock units	(20,250)	(4,375)
Repurchases of common stock	(60,046)	(9,581)
Other	—	(185)

Net cash used by financing activities	(122,378)	(30,132)

Effect of exchange rate changes on cash and cash equivalents	(11,030)	(3,068)

Net decrease in cash and cash equivalents	(16,103)	(25,596)
Cash and cash equivalents, beginning of period	235,122	256,941

Cash and cash equivalents, end of period	$219,019	$231,345

The accompanying notes are an integral part of the condensed consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three months ended		Nine months ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Net income	$10,718	$3,788	$37,583	$15,622

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(15,757)	5,357	(29,252)	(4,534)
Minimum pension liability adjustment	(60)	17	(108)	(2)

Other comprehensive income (loss)	(15,817)	5,374	(29,360)	(4,536)

Comprehensive income (loss)	$(5,099)	$9,162	$8,223	$11,086

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

Deferred revenue primarily relates to software maintenance agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and, if not yet paid, the related customer receivable is included in other current assets. Billed but uncollected maintenance-related amounts included in other current assets at July 3, 2010 and September 30, 2009 were $67.1 million and $66.0 million, respectively.

As of July 3, 2010, approximately 10% of our total current and noncurrent accounts receivable was due from one customer. No individual customer comprised 10% or more of our accounts receivable as of September 30, 2009.

The results of operations for the three and nine months ended July 3, 2010 are not necessarily indicative of the results expected for the remainder of the fiscal year.

2. Restructuring Charges

We did not incur any restructuring charges in the third quarter or first nine months of 2010. In the third quarter and first nine months of 2009, we recorded restructuring charges of $6.6 million and $16.4 million, respectively, primarily related to severance and related costs associated with employees notified of termination during the respective periods.

The following table summarizes restructuring accrual activity for the nine months ended July 3, 2010:

	Employee Severance and Related Benefits	Facility Closures and Other Costs	Total
	(in thousands)
Balance, September 30, 2009	$11,796	$3,979	$15,775
Cash disbursements	(11,710)	(2,462)	(14,172)
Foreign exchange impact	(86)	(21)	(107)

Balance, July 3, 2010	$—	$1,496	$1,496

The accrual for facility closures and related costs is included in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheet, and the accrual for employee severance and related benefits is included in accrued compensation and benefits. As of July 3, 2010 and September 30, 2009, of the remaining accrued restructuring charges, $0.6 million and $14.7 million, respectively, was included in current liabilities and $0.9 million and $1.1 million, respectively, was included in other long-term liabilities.

Each quarter we review the adequacy of our facility accrual based on known real estate market conditions and the credit-worthiness of subtenants, which may result in revisions to established facility reserves. We had accrued $1.5 million as of July 3, 2010 related to excess facilities (compared to $4.0 million at September 30, 2009), representing gross lease commitments with agreements expiring at various dates through 2013 of $5.0 million, net of committed sublease income of $3.5 million.

3. Stock-based Compensation

We measure the cost of employee services received in exchange for restricted stock and restricted stock unit (RSU) awards based on the fair value of our common stock on the date of grant. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.

Our equity incentive plans provide for grants of nonqualified and incentive stock options, common stock, restricted stock, RSUs and stock appreciation rights to employees, directors, officers and consultants. We award restricted stock and RSUs as the principal equity incentive awards, including certain performance-based awards that are earned based on achievement of performance criteria established by the Compensation Committee of our Board of Directors on or prior to the grant date. Each RSU represents the contingent right to receive one share of our common stock. Our equity incentive plans are described more fully in Note K to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

Restricted Stock Activity for the nine months ended July 3, 2010	Shares	Weighted Average Grant Date Fair Value (Per Share)
	(in thousands)
Balance of outstanding restricted stock September 30, 2009	834	$17.57
Granted	90	$17.18
Vested	(582)	$17.26
Forfeited or not earned	(4)	$18.73

Balance of outstanding restricted stock July 3, 2010	338	$17.98

Restricted Stock Unit Activity for the nine months ended July 3, 2010	Shares	Weighted Average Grant Date Fair Value (Per Share)
	(in thousands)
Balance of outstanding restricted stock units September 30, 2009	7,827	$12.76
Granted	3,063	$15.96
Vested	(3,244)	$14.16
Forfeited or not earned	(1,623)	$10.73

Balance of outstanding restricted stock units July 3, 2010	6,023	$14.18

The weighted average fair value per share of restricted stock and RSUs granted in the first nine months of 2010 and 2009 was $15.99 and $10.27, respectively.

We made the following restricted stock and RSU grants in the first nine months of 2010:

	Restricted Stock (1)		Restricted Stock Units (2)
Grant Period	Performance-based	Time-based	Performance-based	Time-based
(in thousands)
	(Number of Shares)		(Number of Units)
First nine months of 2010	—	90	640	2,423

(1)	The time-based shares of restricted stock were issued to our non-employee directors as part of their compensation. The restrictions on these shares generally lapse in one or two equal annual installments from the date of grant.
(2)	The performance-based RSUs were issued to our executive officers and are earned based on performance criteria established by the Compensation Committee of our Board of Directors on the grant date and are also subject to service conditions. Of these RSUs, 490,000 will vest in three approximately equal installments on the later of November 15, 2010 or the date the Compensation Committee determines the extent to which the performance criteria have been achieved, and on November 15, 2011 and November 15, 2012, and 150,000 will vest on the later of November 15, 2012 or the date the Compensation Committee determines the extent to which the performance criteria have been achieved. The time-based RSUs were issued to employees, including our executive officers, and will vest in three substantially equal annual installments from the date of grant.

The following table shows the classification of compensation expense recorded for our stock-based awards as reflected in our consolidated statements of operations:

	Three months ended		Nine months ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
	(in thousands)
Cost of license revenue	$3	$11	$21	$28
Cost of service revenue	2,186	2,055	7,007	5,601
Sales and marketing	3,471	3,491	10,065	8,592
Research and development	2,252	1,986	7,294	5,810
General and administrative	3,599	3,969	13,270	8,742

Total stock-based compensation expense	$11,511	$11,512	$37,657	$28,773

4. Earnings Per Share (EPS) and Common Stock

EPS

Basic EPS is calculated by dividing net income by the weighted average number of shares outstanding during the period. Unvested restricted stock, although legally issued and outstanding, is not considered outstanding for purposes of calculating basic EPS. Diluted EPS is calculated by dividing net income by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, restricted shares and RSUs using the treasury stock method. The calculation of the dilutive effect of outstanding equity awards under the treasury stock method includes consideration of unrecognized compensation expense and any tax benefits as additional proceeds.

The following table presents the calculation for both basic and diluted EPS:

	Three months ended		Nine months ended
Calculation of Basic and Diluted EPS	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
	(in thousands, except per share data)
Net income	$10,718	$3,788	$37,583	$15,622

Weighted average shares outstanding—Basic	115,188	115,194	115,802	114,843
Dilutive effect of employee stock options, restricted shares and restricted stock units	3,815	1,880	4,194	1,848

Weighted average shares outstanding—Diluted	119,003	117,074	119,996	116,691

Earnings per share—Basic	$0.09	$0.03	$0.32	$0.14
Earnings per share—Diluted	$0.09	$0.03	$0.31	$0.13

Stock options to purchase 1.5 million shares and 1.9 million shares for the third quarter and first nine months of 2010, respectively, and 3.8 million and 5.0 million shares for the third quarter and first nine months of 2009, respectively, were outstanding but were not included in the calculation of diluted EPS because the exercise prices per share were greater than the average market price of our common stock for those periods. These shares were excluded from the computation of diluted EPS as the effect would have been anti-dilutive.

Common Stock Repurchases

Our Board of Directors has authorized us to use up to $100 million of cash from operations to repurchase shares of our common stock in open market purchases. This authorization will expire on May 31, 2011 unless earlier revoked or extended. In the third quarter and first nine months of 2010, we repurchased 0.8 million shares at a cost of $15.0 million and 3.6 million shares at a cost of $60.0 million, respectively. As of July 3, 2010, $20.5 million remained under our current authorization. In the first nine months of 2009, we repurchased 0.9 million shares at a cost of $9.6 million. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.

5. Goodwill and Intangible Assets

Our acquisitions are described more fully in Note E to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

We assess the impairment of goodwill on at least an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We conduct our annual impairment test of goodwill as of the end of the third quarter of each fiscal year. To conduct our test of goodwill, the fair value of a reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. We estimate the fair values of our reporting units using a discounted cash flow valuation model. We completed our annual impairment review as of July 3, 2010 and concluded that no impairment charge was required as of that date.

Goodwill

Changes in goodwill, presented by reportable segment, are as follows:

	Software Products Segment	Services Segment	Total
Nine months ended July 3, 2010	(in thousands)
Balance, September 30, 2009	$410,585	$17,683	$428,268
Acquisitions	1,751	—	1,751
Foreign currency translation adjustments	(25,139)	(291)	(25,430)

Balance, July 3, 2010	$387,197	$17,392	$404,589

Amortization of intangible assets

The aggregate amortization expense for intangible assets with finite lives recorded for the third quarters and first nine months of 2010 and 2009 was classified in our consolidated statements of operations as follows:

	Three months ended		Nine months ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
	(in thousands)
Amortization of acquired intangible assets	$3,836	$3,827	$11,869	$11,510
Cost of license revenue	4,659	5,221	14,485	14,592
Cost of service revenue	—	—	—	8

Total amortization expense	$8,495	$9,048	$26,354	$26,110

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

Our significant financial assets and liabilities measured at fair value on a recurring basis were all measured using input type Level 1 and consisted of the following as of July 3, 2010:

July 3, 2010
(in thousands)
Financial assets:
Cash equivalents (1)	$24,136

Financial liabilities:
Forward contracts	$1,269

(1)	Money market funds.

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

Generally, we do not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized immediately in earnings. Because we enter into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Gains and losses on forward contracts and foreign denominated receivables and payables are included in other income (expense), net. As of July 3, 2010, we had outstanding forward contracts with notional amounts equivalent to $109.6 million comprised of the following:

Currency Hedged	July 3, 2010
(in thousands)
Euro/U.S. Dollar	$53,577
British Pound/Euro	21,334
Indian Rupee/U.S. Dollar	19,986
Chinese Renminbi/U.S. Dollar	6,933
All other	7,801

Total	$109,631

Accrued expenses and other current liabilities in the accompanying consolidated balance sheet as of July 3, 2010 includes a net liability of $1.3 million related to the fair value of our forward contracts.

Net gains and losses on foreign currency exposures are recorded in other income (expense), net and include realized and unrealized gains and losses on forward contracts. Net gains and losses on foreign currency exposures for the third quarters and first nine months ended July 3, 2010 and July 4, 2009 were as follows:

	Three months ended		Nine months ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
	(in thousands)
Net losses on foreign currency exposures	$508	$971	$2,196	$2,971

Net realized and unrealized (gain) loss on forward contracts (excluding the underlying foreign currency exposure being hedged)	$(1,807)	$4,423	$(3,294)	$1,472

8. Recent Accounting Pronouncements

Disclosures about Finance Receivables and Allowance for Credit Losses

In July 2010, the FASB issued Accounting Standard Update (ASU) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU No. 2010-20 requires disclosure about the credit quality of accounts receivables with terms exceeding one year and any related allowance for credit losses. These new disclosures are required for interim and fiscal periods ending after December 15, 2010 (our first quarter of fiscal 2011).

Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued authoritative guidance that requires additional disclosures for plan assets of defined benefit pension or other postretirement plans. The required disclosures include a description of our investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and the significant concentrations of risk within plan assets. The disclosures about plan assets are required to be provided for fiscal years ending after December 15, 2009 (our fiscal 2010) and will be provided in our Annual Report on Form 10-K for the fiscal year ending September 30, 2010.

9. Segment Information

We operate within a single industry segment—computer software and related services. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision making group consists of our Chief Executive Officer and our President and Chief Operating Officer. We have two operating and reportable segments: (1) Software Products, which includes license and related maintenance revenue (including new releases and technical support) for all our products except training-related products; and (2) Services, which includes consulting, implementation, training, computer-based training products, including maintenance thereon, and other support revenue. In our consolidated statements of operations, maintenance revenue is included in service revenue. We do not allocate sales, marketing or administrative expenses to our operating segments, as these activities are managed on a consolidated basis.

The revenue and operating income attributable to our operating segments are summarized as follows:

	Three months ended		Nine months ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
	(in thousands)
Revenue:
Total Software Products segment revenue	$185,336	$167,196	$563,746	$505,227
Total Services segment revenue	57,662	58,963	178,237	186,615

Total revenue	$242,998	$226,159	$741,983	$691,842

Operating income: (1)(2)
Software Products segment	$109,708	$95,475	$334,282	$287,938
Services segment	4,146	5,431	14,037	12,168
Sales and marketing expenses	(79,121)	(79,297)	(232,856)	(235,404)
General and administrative expenses	(22,755)	(19,622)	(69,633)	(60,598)

Total operating income	$11,978	$1,987	$45,830	$4,104

(1)	The operating income reported for each operating segment does not represent the total operating results as it does not contain an allocation of sales, marketing, corporate and general and administrative expenses incurred in support of the operating segments.

(2)	For the third quarter and first nine months of 2009, we recorded combined charges for restructuring and in-process research and development of $6.9 million and $16.7 million, respectively. Of these combined charges, for the third quarter and first nine months of 2009, $0.3 million and $1.7 million, respectively, was included in the Software Products segment, $0.7 million and $2.4 million, respectively, was included in the Services segment, $5.5 million and $10.4 million, respectively, was included in sales and marketing expenses and $0.4 million and $2.2 million, respectively, was included in general and administrative expenses.

In the first quarter of 2010, we began reporting revenue by product groupings, Desktop and Enterprise. Desktop revenue includes our CAx Solutions: Pro/ENGINEER®, CoCreate® CAD products, Mathcad® and Arbortext® authoring products. Enterprise revenue includes our PLM solutions: Windchill®, Arbortext enterprise products, ProductView TM, CoCreate data management products, Relex and InSightTM. These definitions of Desktop and Enterprise are not the same as those used when we last reported these revenue categories in our SEC filings for the period ended September 30, 2007, or periods before that.

	Three months ended		Nine months ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
	(in thousands)
Revenue:
Desktop	$127,876	$129,661	$397,885	$406,796
Enterprise	115,122	96,498	344,098	285,046

Total revenue	$242,998	$226,159	$741,983	$691,842

Data for the geographic regions in which we operate is presented below. Data for the three months and nine months ended July 4, 2009 below includes immaterial reclassifications between geographic regions.

	Three months ended		Nine months ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
	(in thousands)
Revenue:
Americas (1)	$82,450	$85,614	$273,547	$248,790
Europe (2)(3)	101,838	91,320	294,536	280,238
Pacific Rim	33,156	24,726	95,473	82,027
Japan	25,554	24,499	78,427	80,787

Total revenue	$242,998	$226,159	$741,983	$691,842

(1)	Includes revenue in the United States totaling $78.6 million and $82.0 million for the three months ended July 3, 2010 and July 4, 2009, respectively, and $263.6 million and $237.6 million for the nine months ended July 3, 2010 and July 4, 2009, respectively.
(2)	Includes revenue in Germany totaling $44.5 million and $28.3 million for the three months ended July 3, 2010 and July 4, 2009, respectively, and $109.8 million and $89.1 million for the nine months ended July 3, 2010 and July 4, 2009, respectively.
(3)	Includes revenue in France totaling $17.6 million and $24.4 million for the three months ended July 3, 2010 and July 4, 2009, respectively, and $55.0 million and $69.9 million for the nine months ended July 3, 2010 and July 4, 2009, respectively.

10. Income Taxes

In the third quarter of 2010, our effective tax rate was a provision of 8% on pre-tax income of $11.7 million, compared to a benefit of 153% on pre-tax income of $1.5 million in the third quarter of 2009. In the first nine months of 2010, our effective tax rate was a provision of 15% on pre-tax income of $44.4 million, compared to a benefit of 582% on pre-tax income of $2.3 million in the first nine months of 2009. In the third quarter and first nine months of 2010, our effective tax rate was lower than the 35% statutory federal income tax rate due primarily to foreign taxes at a net effective tax rate lower than the U.S. rate (including a net benefit of $0.4 million and $1.7 million in the third quarter and first nine months, respectively, related to research and development (R&D) cost sharing pre-payments by a foreign subsidiary to the U.S.). In the first nine months of 2009, our effective tax rate differed from the 35% statutory federal income tax rate due primarily to a $7.6 million one-time benefit recorded in the second quarter of 2009 in connection with litigation in a foreign jurisdiction, foreign taxes at a net effective tax rate lower than the U.S. rate and a $1.2 million tax benefit related to R&D tax credits triggered by a retroactive extension of the R&D tax credit enacted during the first quarter of 2009.

In November 2008, we completed a realignment of our European business which, in part, resulted in a one-time taxable gain in the U.S. This taxable gain enabled us to recognize tax credits generated in 2009 and previously unrecognized tax credits. The resulting tax impact of this one-time gain was deferred over the useful life of the property being transferred and as of July 3, 2010 and September 30, 2009, the accompanying consolidated balance sheet included deferred charges of $15.9 million ($3.6 million in other current assets and $12.3 million in other assets) and $18.6 million ($3.6 million in other current assets and $15.0 million in other assets), respectively.

As of July 3, 2010 and September 30, 2009, we had unrecognized tax benefits of $18.2 million ($16.6 million net of tax benefits from non-U.S. jurisdictions) and $16.9 million ($15.6 million net of tax benefits from non-U.S. jurisdictions), respectively. If all of our unrecognized tax benefits as of July 3, 2010 were to become recognizable in the future, we would record a $16.6 million benefit to the income tax provision.

Our policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of our income tax provision. In the first nine months of 2010 and 2009, we included $0.8 million and $0.3 million of interest expense, respectively, and no tax penalty expense in our income tax provision. As of July 3, 2010 and September 30, 2009, we had accrued $1.6 million and $0.8 million, respectively, of estimated interest expense and we had no accrued tax penalties. Changes in our unrecognized tax benefits in the nine months ended July 3, 2010 were as follows:

(in millions)
Balance as of October 1, 2009	$16.9
Tax positions related to current year	1.2
Tax positions related to prior years	0.1

Balance as of July 3, 2010	$18.2

Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates. We anticipate the settlement of certain tax audits may be finalized within the next twelve months and could result in a decrease to our unrecognized tax benefits of up to $5 million.

In the normal course of business, PTC and its subsidiaries are examined by various taxing authorities, including the Internal Revenue Service in the United States. As of July 3, 2010, we remained subject to examination in the following major tax jurisdictions for the tax years indicated:

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

Interest rates for amounts borrowed under the credit facility range from 0.75% to 1.50% above the Eurodollar rate for Eurodollar-based borrowings or at the defined base rate for base rate borrowings, in each case based upon our leverage ratio. In addition, we may borrow certain foreign currencies at the London interbank-offered interest rates for those currencies, with the same range above such rates based on our leverage ratio. We pay a quarterly commitment fee based on the undrawn portion of the credit facility, which ranges from 0.125% to 0.30% per year depending upon our leverage ratio.

As of July 3, 2010, we had no balance outstanding under the revolving credit facility.

The credit facility limits our and our subsidiaries’ ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends and make other distributions; make investments and enter into joint ventures; dispose of assets; and engage in transactions with affiliates, except on an arms-length basis. Under the credit facility, we and our material domestic subsidiaries may not invest cash or property in, or loan cash to, our foreign subsidiaries in aggregate amounts exceeding $25 million for any purpose and an additional $50 million for acquisitions of businesses. In addition, under the credit facility, PTC must maintain a defined leverage ratio not to exceed 2.50 to 1.00 and a defined fixed-charge ratio of not less than 1.25 to 1.00. Any failure to comply with the financial or operating covenants of the credit facility would not only prevent us from being able to borrow additional funds, but would also constitute a default, resulting in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. A change in control of PTC (as defined in the credit facility) also constitutes an event of default, permitting the lenders to accelerate the required payments of all amounts due and to terminate the credit facility. As of July 3, 2010 we were in compliance with all financial and operating covenants of the credit facility.

Legal Proceedings

On August 2, 2007, GE Capital Leasing Corporation (now GE Japan, “GE Japan”) filed a lawsuit against us in the U.S. District Court for the District of Massachusetts. The lawsuit alleged that GE Japan was fraudulently induced to provide over $60 million in financing to Toshiba Corporation for purchases of third party products, predominantly PTC products, during the period from 2003 to 2006. GE Japan claimed that PTC participated in the alleged scheme or, alternatively, should have been aware of the scheme and made negligent misrepresentations that enabled the scheme to continue undetected. All of the alleged transactions occurred in Japan. GE Japan’s complaint claimed damages of $47 million and sought three times that amount plus attorneys’ fees. On October 2, 2008, the U.S. District Court for the District of Massachusetts entered an order granting PTC’s motion to dismiss GE Japan’s complaint on the basis that GE Japan had commenced the action in the improper forum. The court issued this order subject to certain conditions, including PTC’s agreement to assent to personal jurisdiction in Japan. On November 17, 2008, GE Japan filed a motion to vacate the court’s October 2nd order and to seek to continue the case in the U.S. We have opposed GE Japan’s motion.

On January 7, 2009, GE Japan also filed an action in Tokyo District Court in Japan against PTC’s Japanese subsidiary, PTC Japan K.K. The lawsuit arises from the same underlying transactions as the Massachusetts lawsuit and seeks damages of 5,808,384,889 Yen (approximately $66 million as of July 3, 2010) plus interest of 5% per year on such amount since April 27, 2007 and costs of the lawsuit. Subsequently, the Tokyo District

Court consolidated this action with GE Japan’s pending action against Toshiba and other parties to the transactions, which was filed in the Tokyo District Court in August 2007. In the consolidated Japanese action, GE Japan alleges that employees of PTC Japan committed wrongful acts in cooperation with employees of other companies involved in the transactions, including an employee of Toshiba who was criminally convicted for obtaining fraudulent loans. GE Japan claims that the wrongful acts allegedly committed by PTC Japan employees caused GE Japan’s damages and that PTC Japan, as an employer, is jointly and severally liable for all of GE Japan’s losses along with the other defendants.

The trial process in the Japanese action was completed in July 2010 and we expect that the Tokyo District Court will render its judgment as early as late summer or fall of calendar 2010.

As of July 3, 2010 and September 30, 2009, revenue of 4,658,162,417 Yen ($53.1 million and $51.9 million, respectively) that was previously recorded for the transactions at issue has been deferred and recorded as customer advances in our consolidated balance sheets. The change in customer advances at July 3, 2010 from September 30, 2009 is due to foreign currency translation adjustments. We have not accrued any other liability for this matter as of July 3, 2010 or September 30, 2009 as a different amount potentially payable is not estimable. It is possible that the financial impact of this matter could differ materially from the amount reserved as customer advances. If this matter is resolved in an amount less than the recorded customer advances liability, we would reduce customer advances at that time and record the portion retained to revenue or other income. If this matter is resolved in an amount in excess of the recorded customer advances liability, we would record expense at that time for the amount due in excess of our recorded liability. In either event, a finding of liability would impact our cash position.

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

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q about our future financial and growth expectations, the development of our products and markets, adoption of our solutions, and the expected impact of our strategic investments on our business are forward-looking statements that are subject to the inherent uncertainties in predicting future results and conditions. Risks and uncertainties that could cause actual results to differ materially from projected results include the following: our customers may not purchase our solutions when or at the rates we expect; our strategic investments may not have the effects we expect; we may be unable to attain or maintain a technology leadership position and any such leadership position may not generate the revenue we expect; new product releases may not generate the revenue we expect; our ability to successfully differentiate our products and services from those of our competitors and otherwise compete could be adversely affected by the relatively larger size and greater resources of several of the companies with which we compete; as well as other risks and uncertainties described below throughout or referenced in Part II, Item 1A. “Risk Factors” of this report.

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

The PLM and the CAx markets we serve present different growth opportunities for us. We believe the PLM market for large businesses presents the greatest opportunity for revenue growth for us and believe revenue from this market will constitute an increasingly greater proportion of our revenue over time. Our PLM solutions tend to be sold in larger deals with longer lead times, which may result in increased volatility in quarterly operating results. We believe that the markets for our PLM (also referred to as Enterprise) solutions and CAx (also referred to as Desktop) solutions to small- and medium-size businesses provide an opportunity for future growth while the market for our CAx solutions to large businesses, while strategic for us, is a mature market with limited growth opportunities, absent any significant new product developments in this market. We are currently developing a new CAD platform, which we believe will be a significant enhancement over the functionality and usability of existing CAD products on the market today and may enhance our long-term revenue growth in the CAx market.

Executive Overview

The principal highlights of our performance for the third quarter of 2010 compared to the third quarter of 2009 were:

•	37% license revenue growth, primarily driven by a 63% increase in PLM license revenue;

•	Flat maintenance and consulting and training service revenue, indicating what we believe is the bottoming of the impact of weak 2009 license sales;

•	7% revenue growth;

•	3% increase in total costs and expenses; and

•	503% increase in operating income.

Revenue, Operating Margin, Earnings per Share and Cash Flow from Operations

The table below shows the financial measures that we consider the most significant indicators of the performance of our business. In addition to providing operating income, operating margin and diluted earnings per share as calculated under generally accepted accounting principles (“GAAP”), we provide non-GAAP operating income, operating margin and diluted earnings per share for the reported periods. During the first nine months of 2010 and 2009, these measures exclude stock-based compensation, amortization of acquired intangible assets expense, restructuring charges and in-process research and development expenses that we incurred, as well as any one–time tax items, and are adjusted for the income tax effects of excluding those items. We believe that excluding those charges and expenses provides investors another view of our operating results which is aligned with management budgets and to performance criteria in our incentive compensation plans. Management uses, and investors should use, non-GAAP measures in conjunction with our GAAP results. We discuss the non-GAAP measures in detail under “Income and Margins” on page 30 below.

	Three months ended		Percent Change		Nine months ended			Percent Change
	July 3, 2010	July 4, 2009	Actual	Constant Currency	July 3, 2010	July 4, 2009		Actual	Constant Currency
	(Dollar amounts in millions, except per share data)
License revenue	$67.5	$49.5	37%		$207.0	$142.0		46%
Consulting and training services revenue	54.2	54.9	(1)%		163.2	174.6		(7)%
Maintenance revenue	121.3	121.8	—%		371.8	375.2		(1)%

Total revenue	$243.0	$226.2	7%	8%	$742.0	$691.8		7%	4%
Total costs and expenses	$231.0	$224.2	3%	2%	$696.2	$687.7		1%	(1)%

Operating income	$12.0	$2.0	503%	603%	$45.8	$4.1		1,017%	905%
Non-GAAP operating income	$32.0	$29.5	8%		$109.8	$75.7		45%
Operating margin	5%	1%			6%	1%
Non-GAAP operating margin	13%	13%			15%	11%

Diluted earnings per share	$0.09	$0.03			$0.31	$0.13	(1)
Non-GAAP earnings per share	$0.21	$0.20			$0.68	$0.50	(1)

Cash flow from operations					$141.1	$64.2

(1)	GAAP diluted earnings per share for the first nine months of 2009 includes a one-time tax benefit of $7.6 million (benefitting GAAP diluted earnings per share by $0.06) in connection with litigation in a foreign jurisdiction which benefit has been excluded from non-GAAP earnings per share.

The increases in license revenue in 2010 were primarily driven by sales of our primary PLM product—Windchill—to large customers. We believe the increases in license revenue in 2010 reflect an improved macroeconomic climate, with customers beginning to spend on important Business Process and IT initiatives.

Additionally, we believe our PLM license revenue results demonstrate that our Windchill PLM platform is achieving a technology leadership position in the PLM market. Maintenance and consulting and training service revenue in 2010 were both negatively impacted by our weak license sales in 2009. We view the minor third quarter year-over-year declines in consulting and training services revenue and maintenance revenue as a sign that the adverse effect of weak license sales in 2009 may be ending.

Our GAAP and non-GAAP operating income increased primarily because of increases in license revenue. For the third quarter of 2010, compared to the third quarter of 2009, costs and expenses increased slightly and were relatively flat for the first nine months of 2010 compared to the first nine months of 2009. Year-to-date comparative costs and expenses reflect the impact of headcount reductions made in the third and fourth quarters of 2009 (and related restructuring charges recorded in the 2009 periods), offset by the unfavorable impact of foreign currency exchange rate movements described below, and costs associated with investments in product development and higher incentive-based compensation. Additionally, higher license revenue for the first nine months of 2010, compared to the first nine months of 2009, resulted in higher commissions, offset by lower cost of service revenue in the first half of 2010 due to lower consulting and training service revenue.

GAAP diluted earnings per share increased in 2010 compared to 2009, reflecting higher operating income partially offset by higher income tax provisions compared to the prior year periods.

Fluctuations in foreign currency exchange rates continue to impact our business. At foreign currency exchange rates consistent with the comparable periods of 2009, reported revenue in the third quarter and first nine months of 2010 would have been higher by approximately $0.2 million and lower by $20 million, respectively, and reported expenses would have been lower by approximately $2 million and $16 million, respectively, a net increase in operating income of approximately $2 million for the third quarter and a net decrease of approximately $4 million for the first nine months of 2010.

Cash flow from operating activities remained strong with $141.1 million generated in the first nine months of 2010 compared with $64.2 million generated in the first nine months of 2009. We used some of our cash flow from operations to repurchase shares of our common stock and to repay all amounts outstanding on our revolving credit facility. Our balance sheet remained strong with $219 million of cash and $230 million available under our revolving credit facility as of July 3, 2010.

Fiscal Year 2010 Expectations, Strategies and Risks

We continue to be impacted by the adverse global economic conditions and we expect fluctuations and continued uncertainty in the level of customer spending. However, we are encouraged by our financial results in the first nine months of 2010. Although 2010 revenue is lower than comparable 2008 periods, our results to date reflect a significant improvement over the decline we saw in 2009.

Based on year-to-date results and improvements in the global economy, we expect 35%-40% license revenue growth in 2010, primarily within our large direct customers with growth from our small- and medium- size customers lagging. However, the steep decline in license sales we saw in 2009 has adversely impacted our maintenance and services businesses in 2010. As a result, we expect maintenance and services revenue in 2010 to be down modestly from 2009. Our revenue and operating results will also continue to be impacted by currency fluctuations.

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

Balancing an improving but still challenging economic situation with the longer-term opportunity for the business, we are modestly increasing investments in our business that we believe are critical to delivering value to our customers and will help us gain market share, drive faster top line growth and improve operating profitability over the longer term. These investments include:

•	hiring direct sales resources;

•	investing in research and development to enhance our products and develop new products; and

•	investing in our services business and ecosystem in anticipation of continued Windchill license growth.

Continued macroeconomic pressure or revenue below that which we expect could cause us to reduce or delay these strategic investments and/or take actions to reduce our operating costs. In addition, these investments may not deliver the results we expect.

We are also subject to additional risks associated with our operations, including income taxes and pending litigation. See our discussions in “Costs and Expenses—Income Taxes” and in “Note 11. Commitments and Contingencies” and “Liquidity and Capital Resources—Future Expectations” for more information.

Results of Operations

Impact of Foreign Currency Exchange on Results of Operations

Approximately two-thirds of our revenue and half of our expenses are transacted in currencies other than the U.S. Dollar. Because we report our results of operations in U.S. Dollars, currency translation affects our reported results. On a year-over-year comparative basis, our revenues for the first nine months of 2010 were favorably impacted as a result of changes in currency exchange rates, primarily the Euro to U.S. Dollar exchange rate. Conversely, our expenses were higher as a result of changes in these rates. If actual reported results for the third quarter and first nine months of 2010 had been converted into U.S. Dollars based on the foreign currency exchange rates in effect for the third quarter and first nine months of 2009, revenue would have been higher by $0.2 million and lower by $20.4 million, respectively, and expenses would have been lower by $1.8 million and $15.8 million, respectively. As a result, at foreign currency exchange rates consistent with the comparable 2009 periods, operating income in the third quarter and first nine months of 2010 would have been $2.0 million higher and $4.6 million lower, respectively. Revenue by line of business and revenue by geographic region in the tables that follow present both actual percentage changes year over year and percentage changes year over year on a constant currency basis, calculated by multiplying the actual results for 2010 by the exchange rates in effect for 2009.

Explanatory Note about a Change in Our Revenue Reporting

In the first quarter of 2010, we began reporting revenue by product groupings—Desktop and Enterprise—and by distribution channel—Direct and Indirect.

Desktop revenue includes our CAx Solutions: Pro/ENGINEER®, CoCreate® CAD products, Mathcad® and Arbortext® authoring products. Enterprise revenue includes our PLM solutions: Windchill®, Arbortext enterprise products, ProductView TM, CoCreate data management products, Relex and InSight. These definitions of Desktop and Enterprise are not the same as those used when we last reported these revenue categories in our SEC filings for the period ended September 30, 2007, or periods before that date.

Direct revenue includes sales made primarily by our direct sales force to large businesses. Indirect revenue includes sales from our reseller channel, primarily to small- and medium-size businesses, as well as revenue from other accounts that we have classified as indirect. If the classification of a customer changes between direct and indirect we reclassify the historical revenue associated with that customer to align with the current period classification. Such reclassifications were not material.

Revenue by Product Group and Distribution Channel

	Desktop Three Months Ended			Enterprise Three Months Ended			Total Revenue Three Months Ended
	July 3, 2010	July 4, 2009	Percent Change	July 3, 2010	July 4, 2009	Percent Change	July 3, 2010	July 4, 2009	Percent Change
	(Dollar amounts in millions)
Direct
License revenue	$17.0	$16.7	1%	$32.9	$19.0	74%	$49.9	$35.7	40%
Service revenue:
Consulting and training service revenue	6.5	9.6	-34%	44.6	43.2	4%	51.1	52.8	-3%
Maintenance revenue	47.0	48.3	-3%	25.5	24.0	7%	72.5	72.3	0%

Total service revenue	53.5	57.9	-8%	70.1	67.2	5%	123.6	125.1	-1%

Total revenue	$70.5	$74.6	-6%	$103.0	$86.2	20%	$173.5	$160.8	8%

Indirect
License revenue	$14.0	$10.4	35%	$3.6	$3.4	6%	$17.6	$13.8	28%
Service revenue:
Consulting and training service revenue	1.3	1.6	-16%	1.8	0.5	196%	3.1	2.1	40%
Maintenance revenue	42.1	43.0	-2%	6.7	6.5	3%	48.8	49.5	-2%

Total service revenue	43.4	44.6	-3%	8.5	7.0	18%	51.9	51.6	0%

Total revenue	$57.4	$55.0	5%	$12.1	$10.4	15%	$69.5	$65.4	6%

Total Revenue
License revenue	$31.0	$27.1	14%	$36.5	$22.4	63%	$67.5	$49.5	37%
Service revenue:
Consulting and training service revenue	7.8	11.2	-31%	46.4	43.7	6%	54.2	54.9	-1%
Maintenance revenue	89.1	91.3	-2%	32.2	30.5	6%	121.3	121.8	0%

Total service revenue	96.9	102.5	-6%	78.6	74.2	6%	175.5	176.7	-1%

Total revenue	$127.9	$129.6	-1%	$115.1	$96.6	19%	$243.0	$226.2	7%

	Desktop Nine Months Ended			Enterprise Nine Months Ended			Total Revenue Nine Months Ended
	July 3, 2010	July 4, 2009	Percent Change	July 3, 2010	July 4, 2009	Percent Change	July 3, 2010	July 4, 2009	Percent Change
	(Dollar amounts in millions)
Direct
License revenue	$52.4	$50.4	4%	$99.7	$43.9	127%	$152.1	$94.3	61%
Service revenue:
Consulting and training service revenue	23.3	30.7	-24%	132.5	135.1	-2%	155.8	165.8	-6%
Maintenance revenue	144.7	148.9	-3%	76.6	71.9	7%	221.3	220.8	0%

Total service revenue	168.0	179.6	-6%	209.1	207.0	1%	377.1	386.6	-2%

Total revenue	$220.4	$230.0	-4%	$308.8	$250.9	23%	$529.2	$480.9	10%

Indirect
License revenue	$43.5	$36.4	20%	$11.4	$11.3	0%	$54.9	$47.7	15%
Service revenue:
Consulting and training service revenue	4.0	5.8	-31%	3.4	3.0	11%	7.4	8.8	-16%
Maintenance revenue	130.0	134.6	-3%	20.5	19.8	3%	150.5	154.4	-3%

Total service revenue	134.0	140.4	-5%	23.9	22.8	4%	157.9	163.2	-3%

Total revenue	$177.5	$176.8	0%	$35.3	$34.1	3%	$212.8	$210.9	1%

Total Revenue
License revenue	$95.9	$86.8	10%	$111.1	$55.2	101%	$207.0	$142.0	46%
Service revenue:
Consulting and training service revenue	27.3	36.5	-25%	135.9	138.1	-2%	163.2	174.6	-7%
Maintenance revenue	274.7	283.5	-3%	97.1	91.7	6%	371.8	375.2	-1%

Total service revenue	302.0	320.0	-6%	233.0	229.8	1%	535.0	549.8	-3%

Total revenue	$397.9	$406.8	-2%	$344.1	$285.0	21%	$742.0	$691.8	7%

Revenue by Line of Business

Revenue as a Percentage of Total Revenue	Three months ended		Nine months ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
License revenue	28%	22%	28%	21%
Maintenance revenue	50	54	50	54
Consulting and training service revenue	22	24	22	25

	100%	100%	100%	100%

Year Over Year Percentage Changes in Revenue	Three months ended July 3, 2010 compared to three months ended July 4, 2009		Nine months ended July 3, 2010 compared to nine months ended July 4, 2009
	Actual	Constant Currency	Actual	Constant Currency
License revenue	37%	39%	46%	43%
Maintenance revenue	—%	(1)%	(1)%	(4)%
Consulting and training service revenue	(1)%	(1)%	(7)%	(10)%
Total revenue	7%	8%	7%	4%

License Revenue

The growth in license revenue in the third quarter and first nine months of 2010 compared to the third quarter and first nine months of 2009 reflects increases of 63% ($14.1 million) and 101% ($55.9 million), respectively, in Enterprise license revenue and increases of 14% ($3.9 million) and 10% ($9.1 million), respectively, in Desktop license revenue. The growth in Enterprise license revenue in the first nine months of 2010 was driven by sales of Windchill, which were 44% ($7.9 million) and 94% ($40.3 million) higher in the third quarter and first nine months of 2010, respectively, than in the third quarter and first nine months of 2009. The increase in Desktop license revenue in the third quarter and first nine months of 2010 compared to the third quarter and first nine months of 2009 was due to increases of 35% ($4.1 million) and 24% ($9.3 million), respectively, in sales of new Pro/ENGINEER licenses.

License revenue was unfavorably impacted by $1.4 million in the third quarter of 2010 and favorably impacted by $3.3 million in the first nine months of 2010 as a result of foreign currency exchange rate movements.

Maintenance Revenue

Maintenance revenue is comprised of contracts to maintain previously purchased software and sales of maintenance services on new software. Our maintenance revenue in the third quarter and first nine months of 2010 was flat and down 1%, respectively, compared to the third quarter and first nine months of 2009. Maintenance revenue in the third quarter and first nine months of 2010 was favorably impacted by $1.4 million and $11.9 million, respectively, as a result of foreign currency exchange rate movements. Our maintenance revenue continues to be adversely impacted by the global economic climate and soft license sales in 2009. Desktop maintenance revenue decreased 2% and 3% in the third quarter and first nine months of 2010, respectively, and Enterprise maintenance revenue increased 6% in both the third quarter and first nine months of 2010. Pro/ENGINEER and Windchill seats under maintenance increased 2% and 26%, respectively, as of the end of the third quarter of 2010 compared to the end of the third quarter of 2009.

Consulting and Training Service Revenue

Consulting and training services engagements typically result from sales of new licenses, particularly of our Enterprise solutions. Accordingly, weak license sales in 2009 had an adverse impact on services revenue in the third quarter and first nine months of 2010. Although we have pending service engagements that we expect to perform, declines in new licenses sold during 2009 have had, and may continue to have, an adverse effect on future services revenue. Total consulting revenue, which is primarily related to Windchill implementations, was up 1% and down 5% in the third quarter and first nine months of 2010, respectively. Total training revenue, which typically represents about 15% of our total consulting and training services revenue, was down 13% and 16% in the third quarter and first nine months of 2010, respectively. Direct Enterprise consulting and training service revenue, which comprised over 75% of our total consulting and training service revenue in the third quarters and first nine months of both 2010 and 2009, was up 4% and down 2% in the third quarter and first nine months of 2010, respectively.

Consulting and training services revenue in the first nine months of 2010 was favorably impacted by $5.2 million as a result of foreign currency exchange rate movements.

One of our strategic initiatives is to continue to expand our services ecosystem by adding strategic services partners to focus on smaller engagements, enabling us to focus on larger engagements. This strategy has resulted in a concentration of our services engagements among a smaller number of customers.

Revenue by Distribution Channel

Direct

Our direct revenue was 71% of our total revenue in both the third quarters of 2010 and 2009 and 71% and 70% of our total revenue in first nine months of 2010 and 2009, respectively. The increases in direct revenue in the third quarter and first nine months of 2010 compared to the third quarter and first nine months of 2009 were driven by 20% and 23% growth in direct Enterprise revenue in the third quarter and first nine months of 2010, respectively. These increases were partially offset by decreases of 6% and 4% in direct Desktop revenue in the third quarter and first nine months of 2010, respectively, over the comparable 2009 periods.

Indirect

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

Our indirect revenue was 29% of our total revenue in the third quarter of both 2010 and 2009, and 29% and 30% of our total revenue in the first nine months of 2010 and 2009, respectively. Indirect revenue was up 6% and 1% in the third quarter and first nine months of 2010, respectively, compared to the third quarter and first nine months of 2009. We believe that this performance reflects challenging but improving macroeconomic conditions.

We believe that the markets for Desktop and Enterprise solutions served by our indirect channel continue to offer long-term growth potential. However, while we have achieved growth in the third quarter and first nine months of 2010 compared to the third quarter and first nine months of 2009, these markets continue to be impacted by ongoing uncertain macroeconomic conditions and we expect them to recover at a slower pace than our direct business.

Revenue from Individual Customers

We enter into customer contracts that may result in revenue being recognized over multiple reporting periods. Accordingly, revenue recognized in a current period may be attributable to contracts entered into during the current period or in prior periods. License and/or consulting and training service revenue of $1 million or more recognized from individual customers from contracts entered into during the current period and/or prior periods is shown in the table below. For the third quarter of 2010 and 2009, there were 14 (including 6 in the Americas, 5 in Europe and 3 in Asia) and 9 (including 6 in the Americas, 2 in Europe and 1 in Asia) of these customers, respectively.

The increases in the third quarter and first nine months of 2010 were due primarily to the sale of Enterprise products to large direct customers.

	Three months ended		Nine months ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
	(dollar amounts in millions)
License and/or consulting and training service revenue	$38.8	$27.8	$128.1	$76.7

% of total revenue	16%	12%	17%	11%
% of total license and consulting and training service revenue	32%	27%	35%	24%

The amount of revenue, particularly license revenue, attributable to large transactions, and the number of such transactions, may vary significantly from quarter to quarter based on customer purchasing decisions and macroeconomic conditions.

Revenue by Geographic Region

	Three months ended		Percent Change		Nine months ended		Percent Change
	July 3, 2010	July 4, 2009	Actual	Constant Currency	July 3, 2010	July 4, 2009	Actual	Constant Currency
	(Dollar amounts in millions)
Revenue by region:
Americas	$82.4	$85.6	(4)%	(4)%	$273.5	$248.8	10%	10%
Europe	$101.8	$91.3	12%	14%	$294.5	$280.2	5%	—%
Pacific Rim	$33.2	$24.7	34%	31%	$95.5	$82.0	16%	14%
Japan	$25.6	$24.5	4%	(1)%	$78.5	$80.8	(3)%	(8)%
Revenue by region as a % of total revenue:
Americas	34%	38%			37%	36%
Europe	42	40			40	40
Pacific Rim	14	11			13	12
Japan	10	11			10	12

	100%	100%			100%	100%

Americas

The period-to-period changes in revenue in the Americas were primarily driven by changes in license revenue. License revenue decreased 25% ($5.1 million) in the third quarter of 2010 compared to the third quarter of 2009 and increased 48% ($24.3 million) in the first nine months of 2010 compared to the first nine months of 2009. The decrease in license revenue in the third quarter of 2010 is in part due to the timing of certain customer transactions which we expect to close over the coming quarters. The increase in license revenue in the first nine months of 2010 was driven by sales of Enterprise products to direct customers.

Europe

Revenue in the third quarter and first nine months of 2010 compared to the third quarter and first nine months of 2009 reflects increases in license revenue of 100% ($15.8 million) and 48% ($23.4 million), respectively, driven by PLM license sales in the large enterprise space, offset by decreases of 16% ($4.1 million) and 12% ($9.1 million), respectively, in consulting and training service revenue. Foreign currency exchange rate movements, particularly the Euro, impacted revenue in Europe unfavorably by $2.3 million and favorably by $13.7 million in the third quarter and first nine months of 2010, respectively.

Pacific Rim

The increase in revenue in the Pacific Rim in the third quarter and first nine months of 2010 compared to the third quarter and first nine months of 2009 was primarily due to increases of 63% ($5.6 million) and 47% ($14.1 million), respectively, in license revenue. Additionally, in the third quarter, consulting and training service revenue and maintenance revenue increased 19% ($1.5 million) and 16% ($1.3 million), respectively. Revenue from customers in China, which represents a significant portion of our Pacific Rim revenue, increased 18% and 22%, respectively, compared to the third quarter and first nine months of 2009. Revenue in the Pacific Rim in the third quarter and first nine months of 2010 was favorably impacted by $0.7 million and $2.2 million, respectively, due to the impact of changes in foreign currency exchange rate movements.

Japan

The increase in revenue in Japan in the third quarter of 2010 compared to the third quarter of 2009 was primarily due to an increase of 47% ($1.8 million) in license revenue, partially offset by modest declines in maintenance revenue ($0.5 million) and in consulting and training service revenue ($0.2 million). The year-to-date revenue decrease was due to declines of 6% ($3.0 million) and 17% ($2.5 million) in maintenance and consulting and training service revenue, respectively, partially offset by an increase of 24% ($3.1 million) in license revenue. Revenue in Japan in the third quarter and first nine months of 2010 was favorably impacted by $1.4 million and $4.4 million, respectively, due to the impact of changes in the Yen to U.S. Dollar exchange rate.

Costs and Expenses

	Three months ended				Nine months ended
	July 3, 2010	July 4, 2009	Percent Change		July 3, 2010	July 4, 2009	Percent Change
	(Dollar amounts in millions)
Costs and expenses:
Cost of license revenue	$7.6	$7.6	—%		$24.0	$22.2	8%
Cost of service revenue	67.1	66.2	1%		206.6	214.2	(4)%
Sales and marketing	79.1	73.8	7%		232.9	225.0	3%
Research and development	50.6	46.6	9%		151.2	139.7	8%
General and administrative	22.8	19.3	18%		69.6	58.4	19%
Amortization of acquired intangible assets	3.8	3.8	—%		11.9	11.5	3%
Restructuring charges	—	6.6			—	16.4
In-process research and development	—	0.3			—	0.3

Total costs and expenses	$231.0	$224.2	3	%(1)	$696.2	$687.7	1	%(1)

Total headcount at end of period	5,289	5,216

(1)	On a constant foreign currency basis, compared to the year-ago period, total costs and expenses for the third quarter and first nine months of 2010 increased 2% and decreased 1%, respectively.

Costs and expenses in the third quarter and first nine months of 2010 compared to the prior year periods reflect higher costs due to:

•	higher commission expense due to an increase in license revenue;

•	investments in research and development; and

•	higher accrued incentive-based compensation, primarily in general and administrative expense.

Cost of License Revenue

	Three months ended			Nine months ended
	July 3, 2010	July 4, 2009	Percent Change	July 3, 2010	July 4, 2009	Percent Change
	(Dollar amounts in millions)
Cost of license revenue	$7.6	$7.6	—%	$24.0	$22.2	8%
% of total revenue	3%	3%		3%	3%
% of total license revenue	11%	15%		12%	16%

Our cost of license revenue consists of fixed and variable costs associated with reproducing and distributing software and documentation as well as royalties paid to third parties for technology embedded in or licensed with our software products and amortization of intangible assets associated with acquired products. Cost of license revenue as a percentage of total license revenue declined in the third quarter and first nine months of 2010 due to higher license revenue than the third quarter and first nine months of 2009. Cost of license revenue as a percent of license revenue can vary depending on product mix sold and the effect of fixed and variable royalties and the level of amortization of acquired software intangible assets.

Cost of Service Revenue

	Three months ended			Nine months ended
	July 3, 2010	July 4, 2009	Percent Change	July 3, 2010	July 4, 2009	Percent Change
	(Dollar amounts in millions)
Cost of service revenue	$67.1	$66.2	1%	$206.6	$214.2	(4)%
% of total revenue	28%	29%		28%	31%
% of total service revenue	38%	37%		39%	39%
Service headcount at end of period	1,488	1,419	5%

Our cost of service revenue includes costs such as salaries, benefits and computer equipment and facilities for our training, customer support and consulting personnel; third-party subcontractor fees; and costs associated with the release of maintenance updates (including related royalty costs). Service margins can vary based on the product mix sold in the period. Total compensation, benefit costs and travel expenses were 4% ($1.6 million) and 2% ($3.1 million) higher in the third quarter and first nine months of 2010, respectively, compared to the third quarter and first nine months of 2009. The cost of third-party consulting services was $0.4 million and $7.0 million lower in the third quarter and first nine months of 2010, respectively, compared to the third quarter and first nine months of 2009 due to the decrease in consulting and training service revenue in the first nine months of 2010.

Sales and Marketing

	Three months ended			Nine months ended
	July 3, 2010	July 4, 2009	Percent Change	July 3, 2010	July 4, 2009	Percent Change
	(Dollar amounts in millions)
Sales and marketing	$79.1	$73.8	7%	$232.9	$225.0	3%
% of total revenue	33%	33%		31%	33%
Sales and marketing headcount at end of period	1,321	1,324	—%

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. Our compensation, benefit costs and travel expenses were higher by an aggregate of $4.1 million and $8.4 million in the third quarter and first nine months of 2010, respectively, compared to the third quarter and first nine months of 2009. These costs increased primarily due to commissions, which were higher by $2.3 million and $9.4 million, respectively, due to more license sales in 2010 than in 2009.

Research and Development

	Three months ended			Nine months ended
	July 3, 2010	July 4, 2009	Percent Change	July 3, 2010	July 4, 2009	Percent Change
	(Dollar amounts in millions)
Research and development	$50.6	$46.6	9%	$151.2	$139.7	8%
% of total revenue	21%	21%		20%	20%
Research and development headcount at end of period	1,936	1,942	—%

Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Major research and development activities include developing new releases of our software that enhance functionality. In the third quarter of 2009, we increased headcount to support additional development of our core products. As a result of this increased investment, total compensation, benefit costs and travel expenses were higher in the third quarter and first nine months of 2010 compared to the first nine months of 2009 by an aggregate of $3.7 million and $10.8 million, respectively.

General and Administrative

	Three months ended			Nine months ended
	July 3, 2010	July 4, 2009	Percent Change	July 3, 2010	July 4, 2009	Percent Change
	(Dollar amounts in millions)
General and administrative	$22.8	$19.3	18%	$69.6	$58.4	19%
% of total revenue	9%	9%		9%	8%
General and administrative headcount at end of period	531	519	2%

Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources, legal and administrative functions, as well as bad debt expense and outside professional services, including accounting and legal fees. Total compensation, benefit costs and travel costs were higher in the third quarter and first nine months of 2010 compared to the third quarter and first nine months of 2009 by an aggregate of $1.6 million and $9.5 million, respectively, due primarily to a $0.7 million and $8.2 million increase, respectively, in cash incentive plan and stock-based compensation expense. The increases were due primarily to performance-based cash incentive plan targets which are expected to be fully achieved in 2010 while such targets were not expected to be achieved in full in 2009, as well as to grants of fiscal 2010 stock-based awards being made in November 2009, our usual timing, while the 2009 stock-based awards were not made until the third quarter of 2009 because we had insufficient shares available under the 2000 Equity Incentive Plan earlier in the year.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets reflects the amortization of acquired non-product related intangible assets, primarily customer and trademark-related intangible assets, recorded in connection with completed acquisitions.

Restructuring Charges

We did not incur any restructuring charges in the third quarter or first nine months of 2010. In the third quarter and first nine months of 2009, we recorded restructuring charges of $6.6 million and $16.4 million, respectively, primarily related to severance and related costs associated with employees notified of termination during the respective periods.

Interest and Other Income (Expense), net

	Three months ended		Nine months ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
	(in millions)
Interest income	$0.7	$0.9	$2.2	$3.7
Interest expense	(0.3)	(0.4)	(1.2)	(2.3)
Other income (expense), net	(0.7)	(1.0)	(2.4)	(3.2)

Total interest and other income (expense), net	$(0.3)	$(0.5)	$(1.4)	$(1.8)

Interest and other income (expense), net includes interest income, interest expense, costs of hedging contracts, certain realized and unrealized foreign currency transaction gains or losses and exchange gains or losses resulting from the required period-end currency remeasurement of the financial statements of our subsidiaries that use the U.S. Dollar as their functional currency. A large portion of our revenue and expenses is transacted in foreign currencies. To reduce our exposure to fluctuations in foreign exchange rates, we engage in hedging transactions involving the use of foreign currency forward contracts, primarily in the Euro and the British Pound. The decrease in interest income and interest expense in the first nine months of 2010 compared to the first nine months of 2009 is due to lower interest rates, resulting in less interest earned on cash balances and less interest accrued on amounts outstanding under our revolving credit facility.

Income Taxes

In the third quarter of 2010, our effective tax rate was a provision of 8% on pre-tax income of $11.7 million, compared to a benefit of 153% on pre-tax income of $1.5 million in the third quarter of 2009. In the first nine months of 2010, our effective tax rate was a provision of 15% on pre-tax income of $44.4 million, compared to a benefit of 582% on pre-tax income of $2.3 million in the first nine months of 2009. In the third quarter and first nine months of 2010, our effective tax rate was lower than the 35% statutory federal income tax rate due primarily to foreign taxes at a net effective tax rate lower than the U.S. rate (including a net benefit of $0.4 million and $1.7 million in the third quarter and first nine months, respectively, related to research and development (R&D) cost sharing pre-payments by a foreign subsidiary to the U.S.). Our unusual effective tax rates for the 2009 periods reflect the disproportionate impact of discrete items on the near break-even profit (loss) before income taxes. In the first nine months of 2009, our effective tax rate differed from the 35% statutory federal income tax rate due primarily to a $7.6 million one-time benefit recorded in the second quarter of 2009 in connection with litigation in a foreign jurisdiction, foreign taxes at a net effective tax rate lower than the U.S. rate and a $1.2 million tax benefit related to R&D tax credits triggered by a retroactive extension of the R&D tax credit enacted during the first quarter of 2009.

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

We have net deferred tax assets ($123.5 million as of September 30, 2009) primarily relating to our U.S. operations. We have concluded, based on the weight of available evidence, that our net deferred tax assets are more likely than not to be realized in the future. In arriving at this conclusion, we evaluated all available evidence, including our pre-tax results for the last three years (adjusted for permanent differences), the circumstances of a pre-tax loss generated in the U.S. for the 2009 fiscal year and our expected future profitability. We reassess our valuation allowance requirements each financial reporting period. Our results for the first nine months of 2010 continued to be a loss in the U.S. If our results for the remainder of 2010 do not improve, and if our projections for 2011 indicate continued losses in our U.S. operations, our assessment may indicate that a valuation allowance is required.

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

Income and Margins

Our operating income and operating margins in the third quarter and first nine months of 2010 increased compared to the same periods in 2009, primarily because of increases in license revenue. GAAP operating income increased to $12 million and $46 million in the third quarter and first nine months of 2010, respectively, compared to $2 million and income of $4 million in the third quarter and first nine months of 2009, respectively. GAAP operating margin increased to approximately 5% and 6% in the third quarter and first nine months of 2010, respectively, compared to 1% in both the third quarter and first nine months of 2009.

Our non-GAAP operating income was $32 million and $110 million in the third quarter and first nine months of 2010, respectively, compared to $29 million and $76 million in the third quarter and first nine months of 2009, respectively. Our non-GAAP operating margin was approximately 13% in both the third quarter of 2010 and 2009, compared to 15% and 11% in the first nine months of 2010 and 2009, respectively.

GAAP diluted earnings per share increased to $0.09 and $0.31 in the third quarter and first nine months of 2010, respectively, from $0.03 and $0.13 in the third quarter and first nine months of 2009, respectively, reflecting higher operating income partially offset by higher income tax provisions in the third quarter and first nine months of 2010 compared to the prior year periods. GAAP earnings per share for the first nine months of 2009 included a one-time tax benefit of $7.6 million (benefitting GAAP diluted earnings per share by $0.06) in connection with litigation in a foreign jurisdiction which benefit has been excluded from non-GAAP earnings per share.

Our non-GAAP diluted earnings per share increased to $0.21 and $0.68 in the third quarter and first nine months of 2010, respectively, from $0.20 and $0.50 in the third quarter and first nine months of 2009, respectively.

The non-GAAP measures presented in the foregoing discussion of our results of operations and the respective most directly comparable GAAP measures are:

•	non-GAAP operating income—GAAP operating income

•	non-GAAP net income—GAAP net income

•	non-GAAP operating margin—GAAP operating margin

The non-GAAP measures exclude stock-based compensation expense, amortization of acquired intangible assets expense, restructuring charges and in-process research and development expense that we incurred during the respective period, as well as one-time tax items, and are adjusted for the income tax effects of excluding those items. These expenses and charges are normally included in the comparable measures calculated and presented in accordance with GAAP. Our management excludes these costs when evaluating our ongoing performance and/or predicting our earnings trends, and therefore excludes these charges when presenting non-GAAP financial measures. Management uses, and investors should consider, non-GAAP measures in conjunction with our GAAP results.

Stock-based compensation expense is non-cash expense relating to stock-based awards issued to employees and outside directors, consisting of restricted stock, restricted stock units and restricted stock units with performance-based vesting.

Amortization of acquired intangible assets expense and in-process research and development are non-cash expenses that can be impacted by the timing and magnitude of our acquisitions. We believe the assessment of our operations excluding these costs is relevant to our assessment of internal operations and comparisons to the performance of other companies in our industry.

Restructuring charges include excess facility and asset-related restructuring charges and severance costs resulting from reductions of personnel driven by modifications to our business strategy and not as part of our normal operations. These costs may vary in size based on our restructuring plan. In addition, our assumptions are continually reevaluated, which may increase or reduce the charges in a specific period.

We use these non-GAAP measures, and we believe that they assist our investors, to make period-to-period comparisons of our operational performance because they provide a view of our operating results without items that are not, in our view, indicative of our core operating results. We believe that these non-GAAP measures help illustrate underlying trends in our business, and we use the measures to establish budgets and operational goals, communicated internally and externally, for managing our business and evaluating our performance. We believe that providing non-GAAP measures affords investors a view of our operating results that may be more easily compared to the results of peer companies.

In addition, compensation of our executives is based in part on the performance of our business based on these non-GAAP measures.

The items excluded from the non-GAAP measures often have a material impact on our financial results and such items often recur. Accordingly, the non-GAAP measures included in this Form 10-Q should be considered in addition to, and not as a substitute for or superior to, the comparable measures prepared in accordance with GAAP.

The following tables reconcile each of these non-GAAP measures to its most closely comparable GAAP measure on our financial statements.

	Three Months Ended		Nine months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
	(in millions except per share data)
GAAP operating income	$12.0	$2.0	$45.8	$4.1
Stock-based compensation (1)	11.5	11.5	37.6	28.8
Amortization of acquired intangible assets	8.5	9.1	26.4	26.1
Restructuring charges	—	6.6	—	16.4
In-process research and development	—	0.3	—	0.3

Non-GAAP operating income	$32.0	$29.5	$109.8	$75.7

GAAP net income	$10.7	$3.8	$37.6	$15.6
Stock-based compensation (1)	11.5	11.5	37.6	28.8
Amortization of acquired intangible assets	8.5	9.1	26.4	26.1
Restructuring charges	—	6.6	—	16.4
In-process research and development	—	0.3	—	0.3
Income tax adjustments (2)	(6.1)	(8.4)	(20.2)	(29.2)

Non-GAAP net income	$24.6	$22.9	$81.4	$58.0

GAAP diluted earnings per share	$0.09	$0.03	$0.31	$0.13
Stock-based compensation (3)	0.10	0.10	0.31	0.25
All other items identified above (3)	0.02	0.07	0.06	0.12

Non-GAAP diluted earnings per share	$0.21	$0.20	$0.68	$0.50

Diluted weighted average shares outstanding	119	117	120	117

Operating margin impact of non-GAAP adjustments:

	Three Months Ended		Nine months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
GAAP operating margin	4.9%	0.9%	6.2%	0.6%
Stock-based compensation	4.8%	5.1%	5.0%	4.1%
Amortization of acquired intangible assets	3.5%	4.0%	3.6%	3.8%
Restructuring charges	—%	2.9%	—%	2.4%
In-process research and development	—%	0.1%	—%	—%

Non-GAAP operating margin	13.2%	13.0%	14.8%	10.9%

(1)

The increases in stock-based compensation in the first nine months of 2010 compared to the first nine months of 2009 was due primarily to grants of fiscal 2010 stock-based awards being made in November

2009, our usual timing, while the fiscal 2009 stock-based awards were not made until the third quarter of 2009 because we had insufficient shares available under the 2000 Equity Incentive Plan earlier in the year.

(2)	Income tax adjustments reflect the tax effects of non-GAAP adjustments for the third quarter and first nine months of 2010 and 2009, which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above, as well as the effect of a $7.6 million one-time tax benefit recorded in the second quarter of 2009 due to the recognition of deferred tax assets in a foreign jurisdiction.
(3)	EPS impact of non-GAAP adjustments is calculated by dividing the dollar amount of the non-GAAP adjustment by the GAAP diluted earnings per share outstanding for the respective period.

Liquidity and Capital Resources

	July 3, 2010	July 4 2009
	(in thousands)
Cash and cash equivalents	$219,019	$231,345

Amounts below are for the nine months ended:
Cash provided by operating activities	$141,076	$64,203
Cash used by investing activities	(23,771)	(56,599)
Cash used by financing activities	(122,378)	(30,132)
Cash provided by operating activities included the following:
Cash disbursements for restructuring charges	(14,172)	(18,685)

Cash and cash equivalents

We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. Cash and cash equivalents include highly liquid investments with original maturities of three months or less. At July 3, 2010, cash and cash equivalents totaled $219.0 million, down from $235.1 million at September 30, 2009. The change in cash and cash equivalents in the first nine months of 2010 included $141.1 million of cash provided by operating activities offset by:

•	$60.0 million to repurchase our common stock;

•	$50.8 million used to repay borrowings under our revolving credit facility

•	$20.3 million to pay employee withholding taxes related to restricted stock and restricted stock units that vested during the period; and

•	$21.7 million for additions to property and equipment.

Cash provided by operating activities

Cash provided by operating activities was $141.1 million and $64.2 million in the first nine months of 2010 and 2009, respectively. This increase was primarily due to higher income (net income was higher by $22.0 million in the first nine months of 2010 compared to the first nine months of 2009), lower payments related to 2009 year-end compensation accruals, and lower income tax payments related to lower taxable income in 2009, partially offset by lower cash collections from accounts receivable, which were $166.6 million at September 30, 2009 compared to $201.5 million at September 30, 2008. Cash collections on accounts receivable remained strong with days sales outstanding of 56 days as of the end of the third quarter of 2010 compared to 62 days as of September 30, 2009 and 60 days at the end of the third quarter of 2009.

As of July 3, 2010, approximately 10% of our total current and noncurrent accounts receivable was due from one customer.

Cash used by investing activities

	Nine months ended
	July 3, 2010	July 4, 2009
Cash used by investing activities included the following:
Acquisitions of businesses, net of cash acquired	$(2,087)	$(32,790)
Additions to property and equipment	(21,684)	(23,809)

	$(23,771)	$(56,599)

Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements.

Cash used by financing activities

	Nine months ended
	July 3, 2010	July 4, 2009
Cash used by financing activities included the following:
Net repayments under revolving credit facility	$(50,832)	$(31,951)
Repurchases of common stock	(60,046)	(9,581)
Excess tax benefits of stock-based awards	226	13,094
Payments of withholding taxes in connection with vesting of stock-based awards	(20,250)	(4,375)
Proceeds from issuance of common stock	8,524	2,866
Other	—	(185)

	$(122,378)	$(30,132)

Credit Facility

We have a revolving credit facility with a bank syndicate under which we may borrow funds up to $230 million, repay the same in whole or in part and re-borrow at any time through February 20, 2011 when all amounts outstanding will be due and payable in full.

In the third quarter of 2010, we repaid the remaining balance outstanding under the revolving credit facility. We expect to enter into a new credit facility in the fourth quarter of 2010.

For a description of the terms and conditions of the credit facility, including limitations on our ability to undertake certain actions, see “Note 11. Commitments and Contingencies” in the Notes to Consolidated Financial Statements of this Form 10-Q.

Share Repurchases

Our Board of Directors has authorized us to use up to $100 million of cash from operations to repurchase shares of our common stock in open market purchases. This authorization will expire on May 31, 2011 unless earlier revoked or extended. In the first nine months of 2010, we repurchased 3.6 million shares at a cost of $60.0 million. In the first nine months of 2009, we repurchased 0.9 million shares at a cost of $9.6 million. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued. As of July 3, 2010, $20.5 million remained under our current authorization.

Future Expectations

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

Critical Accounting Policies and Estimates

The financial information included in Item 1 reflects no material changes in our critical accounting policies and estimates as set forth under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2009 Annual Report on Form 10-K. We did not make any changes to these policies or to these estimates during the quarter ended July 3, 2010. However, as described below, we completed our annual goodwill impairment analysis as of July 3, 2010.

Valuation of Goodwill

Our goodwill totaled $404.6 million and $428.3 million of goodwill as of July 3, 2010 and September 30, 2009, respectively. We assess the impairment of goodwill on at least an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We conduct our annual impairment test of goodwill as of the end of the third quarter of each fiscal year. We estimate the fair values of our reporting units using discounted cash flow valuation models. We completed our annual impairment review as of July 3, 2010 and concluded that no impairment charge was required as of that date. The estimated fair value of each reporting unit was more than double their respective carrying values. Revenue growth and operating margin projections are significant assumptions in our analysis. Adjusting those assumptions by 10% would not have had an impact on the results of our impairment analysis.

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

We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 3, 2010.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 3, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The discussion of legal proceedings in “Note 11. Commitments and Contingencies” in the Notes to Consolidated Financial Statements of this Form 10-Q is hereby incorporated by reference.

The trial process in the Japanese action was completed in July 2010 and we expect that the Tokyo District Court will render its judgment as early as late summer or fall of calendar 2010.

ITEM 1A.	RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the factors described below and in Part I. Item 1A. “Risk Factors” in our 2009 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2009 Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

A significant judgment against us in pending litigation would adversely affect our cash position and, if in excess of the amount accrued, could adversely affect our earnings in the quarter and year when rendered.

We have been defending two lawsuits filed by GE Japan - one in the U.S. and one in Japan - with respect to certain events in Japan. These lawsuits are described more fully in “Part II, Item 1. Legal Proceedings” and in “Note 11. Commitments and Contingencies” in the Notes to Consolidated Financial Statements of this Form 10-Q. The trial process in the Japanese action was completed in July 2010 and we expect that the court will render its judgment in that action as early as late summer or fall of calendar 2010.

As of July 3, 2010, revenue of 4,658,162,417 Yen ($53.1 million) that was previously recorded for the transactions at issue has been deferred and recorded as customer advances in our consolidated balance sheets. We have not accrued any other liability for this matter as of July 3, 2010.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below shows the shares of our common stock we repurchased in the third quarter of 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 4 – May 1, 2010	—	—	—	$35,482,518	(2)
May 2 – May 29, 2010	840,200	$17.82	840,200	$20,508,649	(2)
May 30 – July 3, 2010	—	—	—	$20,508,649	(2)

Total	840,200	$17.82	840,200	$20,508,649	(2)

(1)	Periods are our fiscal months within the fiscal quarter.
(2)	On May 20, 2008, we announced our share repurchase program in the amount of $50 million, and on November 26, 2008, we announced that the repurchase program had been increased to $100 million. On March 3, 2010, our Board of Directors extended the share repurchase authorization through May 31, 2011. The current program will expire on that date unless earlier revoked or extended.

ITEM 6.	EXHIBITS

3.1(a)	Restated Articles of Organization of Parametric Technology Corporation adopted February 4, 1993 (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1996 (File No. 0-18059) and incorporated herein by reference).

3.1(b)	Articles of Amendment to Restated Articles of Organization adopted February 9, 1996 (filed as Exhibit 4.1(b) to our Registration Statement on Form S-8 (Registration No. 333-01297) and incorporated herein by reference).

3.1(c)	Articles of Amendment to Restated Articles of Organization adopted February 13, 1997 (filed as Exhibit 4.1(b) to our Registration Statement on Form S-8 (Registration No. 333-22169) and incorporated herein by reference).

3.1(d)	Articles of Amendment to Restated Articles of Organization adopted February 10, 2000 (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000 (File No. 0-18059) and incorporated herein by reference).

3.1(e)	Certificate of Vote of Directors establishing Series A Junior Participating Preferred Stock (filed as Exhibit 3.1(e) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 0-18059) and incorporated herein by reference).

3.1(f)	Articles of Amendment to Restated Articles of Organization adopted February 28, 2006 (filed as Exhibit 3.1(f) to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2006 (File No. 0-18059) and incorporated herein by reference).

3.2	By-Laws, as amended and restated, of Parametric Technology Corporation (filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2009 (File No. 0-18059) and incorporated herein by reference).

4.1	Rights Agreement effective as of January 5, 2001 between Parametric Technology Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 0-18059) and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32*	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

101**	The following materials from Parametric Technology Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of July 3, 2010 and September 30, 2009; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended July 3, 2010 and July 4, 2009; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended July 3, 2010 and July 4, 2009; (iv) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended July 3, 2010 and July 4, 2009; and (v) Notes to Condensed Consolidated Financial Statements.

*	Indicates that the exhibit is being furnished with this report and is not filed as a part of it.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PARAMETRIC TECHNOLOGY CORPORATION

By:	/S/ CORNELIUS F. MOSES, III
Cornelius F. Moses, III Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 12, 2010