Form 10-K
period 2010-09-30
PARAMETRIC TECHNOLOGY CORP
filed 2010-11-23
CIK 857005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: September 30, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES  ☐    NO  ☑

The aggregate market value of our voting stock held by non-affiliates was approximately $2,053,227,940 on April 3, 2010 based on the last reported sale price of our common stock on the Nasdaq Global Select Market on April 1, 2010. There were 115,974,041 shares of our common stock outstanding on that day and 117,855,123 shares of our common stock outstanding on November 18, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement in connection with the 2011 Annual Meeting of Stockholders (2011 Proxy Statement) are incorporated by reference into Part III.

PARAMETRIC TECHNOLOGY CORPORATION

ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR 2010

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

Overview

Parametric Technology Corporation (PTC) develops, markets and supports product lifecycle management software solutions and related services that help companies design products, manage product information and improve their product development processes. Our software solutions help customers increase innovation, improve product quality, decrease time to market, and reduce product development costs.

We offer solutions in the product development market, which encompasses the product lifecycle management, or PLM, market (product data management, collaboration and related solutions) and the CAx market (computer-aided design, manufacturing and engineering (CAD, CAM and CAE) solutions).

Our software solutions provide our customers with an integral product development system that enables them to create digital product content, collaborate with others in the product development process, control product content, automate product development processes, configure products and product content, and communicate product information to people and systems across the extended enterprise and design chain. We have devoted significant resources to developing our PLM solutions and integrating them with multiple CAD and related software solutions. We continue to integrate our PLM products more tightly and make them easier to deploy. We believe this will create significant added value for our customers.

We generate revenue through the sale of:

•	software licenses,

•	maintenance services, which include technical support and software updates, and

•	consulting and training services, which include implementation services for our software.

The PLM and the CAx markets we serve present different growth opportunities for us. We believe the market among large businesses for PLM solutions (that we refer to as our “Enterprise Solutions”) presents the greatest opportunity for revenue growth for us and believe revenue from this market will constitute an increasingly greater proportion of our revenue over time. We believe that the markets for both our PLM Enterprise solutions and CAx Desktop solutions among small- and medium-size businesses also provide an opportunity for future growth. While the market for our CAx solutions among large businesses is a mature market, we believe our Creo suite, which we expect to release in the summer of 2011, will create a growth opportunity for us in this market.

Our solutions are complemented by our experienced services and technical support organizations, as well as resellers and other strategic partners. Our services and technical support organizations provide consulting, implementation and training support services to customers worldwide. Our resellers supplement our direct sales force to provide greater geographic and small- and medium-size account coverage. Our strategic partners provide product and/or service offerings that complement our solutions.

Our Principal Products and Services

We report our revenue by product groupings—Desktop and Enterprise—and by distribution channel—Direct and Indirect.

Enterprise revenue includes our PLM solutions: Windchill®, Arbortext® enterprise products, Creo Elements/ViewTM (formerly ProductView®), Relex® and InSightTM. Desktop revenue includes our CAx Solutions: Creo Elements/ProTM (formerly Pro/ENGINEER®), Creo Elements/Direct TM (formerly CoCreate®), Arbortext authoring products and Mathcad®.

Direct revenue includes sales made primarily by our direct sales force to large businesses. Indirect revenue includes sales by our reseller channel, primarily to small- and medium-size businesses, as well as revenue from other accounts that we have classified as indirect.

PLM Solutions

Our PLM solutions suite addresses common challenges that companies, and in particular manufacturing companies, face in their product development processes, including product data management, communication and collaboration with the extended enterprise, portfolio management, change management, regulatory compliance, technical and marketing documentation, heterogeneity of systems, and product service and maintenance requirements. Our suite of PLM solutions includes:

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

Arbortext® enterprise solutions enable our customers to manage complex information assets that enhance their customer support and service center information delivery processes. Optimized for managing XML-based structured content and 2D and 3D technical illustrations created using our Arbortext authoring products, these solutions support collaboration by geographically dispersed teams and manage critical processes such as configuration management and the release of multilingual and multichannel technical documentation. The solutions consist of a Windchill-based content and configuration management system that manages the XML components, illustrations and related localized content components and a dynamic publishing server that produces output automatically in the format and language required by the user.

We are developing a new generation of Arbortext solutions that will enable manufacturing organizations to associate their downstream technical and service information—such as illustrated 3D parts catalogs, marketing specifications, Web-based training materials and interactive 3D service procedures—with original product development data hosted in PLM tools. This integrated solution is being designed to ensure that updates in product designs are reflected in real-time technical and service information throughout the product lifecycle.

Creo Elements/View™ (formerly ProductView™) solutions enable enterprise-wide visualization, verification, annotation and automated comparison of a wide variety of product development data formats, including MCAD (2D and 3D), ECAD, and documents. These solutions provide lightweight access to product designs and related data without requiring the original authoring tool. Formerly known as ProductView, Creo Elements/View was renamed in connection with the product launch of our new product, Creo, described below.

Relex® Reliability™ enables organizations to plan and evaluate product reliability, safety and maintainability.

InSight™ product analytics solutions enable manufacturers to measure and improve product performance. InSight solutions include InSight Environmental Compliance™, which enables companies to manage and improve the environmental performance and regulatory requirements of their products.

Desktop Solutions

Our Desktop solutions include our integrated CAx software, our Arbortext document authoring tools and our Mathcad® engineering calculations software.

We announced our Creo™ product initiative in October 2010. Creo is being developed to remedy problems that are not currently addressed by mechanical CAD tools: usability, interoperability, assembly management and technology lock-in. Leveraging technology assets unique to PTC, Creo is being designed as a scalable suite of interoperable, open, and easy-to-use product design applications that will provide the right-size solution for each participant in the design process. Creo will offer upwards compatibility with the PTC products our customers are using today. We expect to release Creo 1.0 in the summer of 2011.

As part of this initiative, we rebranded some of our existing design products to reflect that they are part of the Creo family of products:

•	Pro/ENGINEER® became Creo Elements/Pro™

•	CoCreate® became Creo Elements/Direct™

We describe these and our other principal Desktop solutions below:

Creo Elements/Pro (formerly Pro/ENGINEER®) is a family of three-dimensional product design solutions based on a parametric, feature-based solid modeler that enables changes made during the design process to be associatively updated throughout the design. Designers can use Creo Elements/Pro for detailed design (CAD), manufacturing/production (CAM), and simulation/analysis (CAE), as well as for exchanging CAD data with a multitude of sources and in varied standard formats, allowing them to create more innovative, differentiated and functional products quickly and easily. Creo Elements/Pro can improve product quality and reduce time to market by enabling users to evaluate multiple design alternatives and to share data with bi-directional associativity.

Creo Elements/Direct (formerly CoCreate®) is a family of explicit CAD and collaboration software that enables customers pursuing a lightweight and flexible design strategy to meet short design cycles and to create product designs quickly. Creo Elements/Direct’s explicit modeling approach enables product development teams to create and modify 3D product designs quickly. This fast and lightweight design approach gives designers flexibility to make changes to a product design late in the development process and the ability to work with multi-source CAD data. Creo Elements/Direct enables users to reduce design cycle time, improve workgroup collaboration through an integrated data management system and decrease product development costs.

Mathcad® is an engineering calculation software solution that combines a computational engine, accessed through conventional math notation, with a full-featured word processor and graphing tools. Mathcad allows customers to determine their Creo Elements/Pro designs and predict the behavior of a Creo Elements/Pro model, which can then be validated using our Creo Elements/Pro CAE solutions. This approach can help our customers speed time to market by significantly reducing the number of iterations necessary to complete a design. In addition, when combined with our Windchill solutions, the valuable intellectual property captured in Mathcad can be managed and shared securely with others for reuse and for regulatory compliance.

Arbortext authoring products Arbortext Editor™ and Arbortext IsoDraw® are designed to help customers improve documentation accuracy, speed time to market, reduce translation requirements and lower publishing costs.

•

Arbortext Editor is an XML component-based authoring tool used to create structured content to automate multiple output types. Arbortext Editor works like familiar word processing software to create reusable content components, which can be aggregated into dynamic, customized publications. With Arbortext Editor, documents can be created by multiple contributors and managed in a structured content management system to enable content reuse across multiple outputs- print and digital. Consequently, when changes to content are made, those changes are reflected wherever that content is used.

•

Arbortext IsoDraw is a technical illustration solution that enables companies to create both 2D and 3D technical illustrations and animations from scratch or from existing CAD data. Illustrations and animations created using Arbortext IsoDraw can be embedded into Arbortext content components, resulting in rich technical publications such as manufacturing instructions, operator guides, parts catalogs and interactive service procedures.

Maintenance Services

We offer maintenance support plans for our software products. Participating customers may receive new releases that we make generally available to our maintenance services customers, and also have direct access to our global technical support team of certified engineers for issue resolution. We also provide self-service support tools that allow our customers access to extensive technical support information.

Consulting and Training Services

We offer consulting, implementation and training services through our Global Services Organization, with over 1,000 professionals worldwide, as well as through third-party resellers and other strategic partners. Our services create value by helping customers improve product development performance through technology enabled process improvement.

Geographic and Segment Information

We have two reportable segments: (1) Software Products, which includes license and related maintenance services revenue (including new releases and technical support) for all our products except training-related products; and (2) Services, which includes consulting, implementation, training, computer-based training products, including related maintenance services, and other support revenue. Financial information about our international and domestic operations, including by segment, may be found in Note N of “Notes to Consolidated Financial Statements” of this Annual Report, which information is incorporated herein by reference.

Research and Development

We invest heavily in research and development on an ongoing basis to improve the quality and expand the functionality of our products. Approximately 35% of our employees are dedicated to research and development initiatives, conducted primarily in the United States, Israel and India.

Our research and development expenses were $201.6 million in 2010, $188.5 million in 2009 and $182.0 million in 2008. Additional information about our research and development expenditures may be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Costs and Expenses—Research and Development” of this Annual Report.

Sales and Marketing

We derive most of our revenue from products and services sold directly by our sales force to end-user customers. We also sell products and services through third-party resellers and other strategic partners. Our sales force focuses on large accounts, while our reseller channel provides a cost-effective means of covering the small- and medium-size business market. Our strategic services partners provide product and/or service offerings that complement our offerings.

Within our direct sales force, we have strategic accounts and general business accounts units. Within the strategic accounts unit, groups have areas of vertical account focus. This vertical orientation is mirrored in our services delivery organization and, increasingly, in the products we deliver to strategic accounts. The general business account unit is organized geographically.

We continue to broaden our indirect distribution channel through alliances with third-party resellers and other strategic partners. Our resellers distribute our products and provide related services throughout North America, Europe and Asia-Pacific; our other strategic partners complement our product development system with ancillary offerings.

Competition

We compete primarily in the product development market, including the PLM market and the CAx market. We compete with a number of companies that offer solutions that address specific functional areas covered by our solutions, including: Dassault Systemes SA and Siemens AG for traditional CAx solutions, PLM solutions, manufacturing planning solutions and visualization and digital mock-up solutions; and Oracle Corporation for PLM solutions. In addition, we compete with SAP AG, which offers a PLM solution that controls product data within the larger framework of its Enterprise Resource Planning solution. We believe our PLM solutions are more specifically targeted toward the product development processes within manufacturing companies and offer broader and deeper functionality for those processes than ERP-based solutions.

We also compete in the CAx market with design products such as Autodesk, Inc.’s Inventor, Siemens AG’s Solid Edge and Dassault Systemes SA’s SolidWorks for sales to smaller manufacturing customers.

Proprietary Rights

Our software products and related technical know-how, along with our trademarks, including our company names, product names and logos, are proprietary. We protect our intellectual property rights in these items by relying on copyrights, trademarks, patents and common law safeguards, including trade secret protection. The nature and extent of such legal protection depends in part on the type of intellectual property right and the relevant jurisdiction. In the U.S., we are generally able to maintain our trademark registrations for as long as the marks are in use and our patents for up to 20 years from the earliest effective filing date. We also use license management and other anti-piracy technology measures, as well as contractual restrictions, to curtail the unauthorized use and distribution of our products.

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

Employees

As of September 30, 2010, we had 5,317 employees, including 1,914 in product development; 1,521 in customer support, training and consulting; 1,347 in sales and marketing; and 535 in general and administration. Of these employees, 1,956 were located in the United States and 3,361 were located outside the United States.

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

I. Operational Considerations

Our operating results fluctuate from quarter to quarter making future operating results difficult to predict.

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

•

because a significant portion of our revenue comes from outside the U.S. and a significant portion of our expense structure is located internationally, shifts in foreign currency exchange rates could adversely affect our reported revenue and/or expenses; and

•

we may incur significant expenses in a quarter in connection with corporate development initiatives, restructuring efforts or our investigation, defense or settlement of legal actions that would increase our operating expenses for the quarter in which those expenses are incurred.

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

The past two years have been characterized by weak global economic conditions, a tightening in the credit markets, reduced liquidity, and extreme volatility in many financial markets. We experienced a significant decline in license revenue in 2009 in all geographic regions in which we operate as customers reduced or deferred purchases of our products and services. The steep declines in license revenue in 2009 adversely impacted our maintenance and services revenues in 2010. Although these conditions seem to be improving, with license revenue 39% higher in 2010 as compared to 2009 (but still 11% lower than 2008), it is uncertain whether a sustainable recovery is currently taking place on a worldwide basis and these adverse conditions may unfavorably impact our business, financial results and financial condition.

Competition is intensifying, which may reduce our profits and limit or reduce our market share.

The market for product development solutions is rapidly changing and is increasingly competitive. We expect competition to intensify, which could result in price reductions for our products and services, reduced margins and loss of market share. Our primary competition comes from:

•	larger companies that offer PLM and/or CAx solutions suites;

•

larger, more well-known enterprise software providers who have extended, or may seek to extend, the functionality of their products to encompass PLM or who may develop and/or purchase PLM technology; and

•	other vendors of various CAx and/or PLM point solutions.

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

Our ability to remain competitive will depend on our ability to enhance our current offerings and develop new products and services that keep pace with technological developments and meet evolving customer requirements through:

•	internal research and development and quality assurance programs;

•	strategic partnerships; and

•	acquisition or license of technology.

In addition, our solutions must meet customer expectations to be successful, especially with respect to:

•	return on investment and value creation;

•	ease and speed of installation;

•	ease-of-use and interoperability;

•	full capability, functionality and performance;

•	ability to support a large, diverse and geographically dispersed user base, including the ability to support global product development programs; and

•	quality and efficiency of the services performed by us and our partners relating to implementation and configuration.

If our solutions fail to meet customer expectations, customers may discontinue adoption of our solutions, resulting in a loss of potential additional sales, and we may be unable to retain existing customers or attract new customers.

Our financial condition could be adversely affected if significant errors or defects are found in our software.

Sophisticated software can sometimes contain errors, defects or other performance problems. If errors or defects are discovered in our current or future products, we may need to expend significant financial, technical and management resources, or divert some of our development resources, in order to resolve or work around those defects, and we may not be able to correct them in a timely manner or provide an adequate response to our customers.

Errors, defects or other performance problems in our products could cause us to delay new product releases or customer deployments. Any such delays could cause delays in our ability to realize revenue from the licensing and shipment of new or enhanced products and give our competitors a greater opportunity to market competing products. Such difficulties could also cause us to lose customers. Technical problems or the loss of customers could also damage our business reputation and cause us to lose new business opportunities.

Businesses we acquire may not generate the revenue and earnings we anticipated and may otherwise adversely affect our business.

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

Our sales efforts rely on having a sufficient number of sales representatives and sales support personnel with the skills and knowledge necessary to sell our products, including an ability to educate our customers about our products in order to create and meet demand for our products. If we are unable to attract or retain sales and sales support personnel with the requisite expertise, our revenue could be adversely affected.

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

The software industry is characterized by frequent litigation regarding copyright, patent and other intellectual property rights. While we have not had any significant claims of this type asserted against us, such claims could be asserted against us in the future. If a lawsuit of this type is filed, it could result in significant expense to us and divert the efforts of our technical and management personnel. We cannot be sure that we would prevail against any such asserted claims. If we did not prevail, we could be prevented from using the claimed intellectual property or required to enter into royalty or licensing agreements, which might not be available on terms acceptable to us. In addition to possible claims with respect to our proprietary products, some of our products contain technology developed by and licensed from third parties and we may likewise be susceptible to infringement claims with respect to these third-party technologies.

Our sales and operations are globally dispersed, which exposes us to additional operating and compliance risks.

We sell and deliver software and services, and maintain support operations, in a large number of countries, whose laws and practices differ from one another. North America accounted for 38%, Europe for 39% and Asia-Pacific for 23% of our revenue in 2010. Managing these geographically dispersed operations requires significant attention and resources to ensure compliance with laws. Accordingly, while we maintain a comprehensive compliance program, we cannot guarantee that an employee, agent or business partner will not act in violation of our policies or U.S. or other applicable laws. Such violations can lead to civil and/or criminal prosecutions, substantial fines and the revocation of our rights to continue certain operations and also cause business and reputation loss.

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

Consulting and training services margins are significantly lower than license and maintenance margins. Increases in consulting and training services revenue as a percent of total revenue could decrease our overall margins.

Because Enterprise license solutions generally require more services to implement than Desktop license solutions, services revenue as a percent of total revenue may increase. Additionally, future projected improvements in our operating margin percent are predicated in part on our ability to improve consulting and training services margins through operating efficiencies, leverage, and increased use of outside service providers. If our services revenue increases as a percentage of total revenue and/or if we are unable to improve our services margins, our overall operating margin may not increase or may decrease, which could adversely impact our stock price.

Our current research and development efforts may not generate revenue for several years, if at all.

Developing and localizing software products is expensive, and the investment in product development often involves a long return on investment cycle. We have made and expect to continue to make significant investments in research and development and related product opportunities that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position.

Our recently announced CAD product initiative, Creo, may not generate the revenues we expect.

We are currently developing a new suite of CAD solutions, Creo, which we believe will be a significant enhancement over the functionality and usability of existing CAD products on the market today and may enhance our long-term revenue growth in the CAx market. If we are unable to release Creo when we expect, or if customers do not adopt Creo when, or at the rate, we expect, our CAD revenues and margins may not increase as expected, if at all.

We depend on sales within the discrete manufacturing market and our revenue is likely to decrease if manufacturing activity slows.

A large amount of our revenues are related to sales to customers in the discrete manufacturing sector. A decline in general economic or business conditions or a decline in spending in the manufacturing sector or the aerospace and defense industry vertical segments could cause customers to reduce or defer spending on our products, which would cause our revenue and earnings to decrease or to grow more slowly.

A significant portion of our revenue is generated from maintenance contracts; decreases in maintenance renewal rates, or a decrease in the number of new licenses we sell, would negatively impact our future maintenance revenue and operating results.

A substantial portion of our maintenance revenue is derived from maintenance contracts. These contracts are generally renewed on an annual basis and typically have a high rate of customer renewal. In addition to the recurring revenue base associated with these contracts, a majority of customers purchasing new perpetual licenses also purchase related annual maintenance contracts. If the rate of renewal for these contracts, or the level of maintenance revenue associated with new licenses, is adversely affected by economic or other factors, our maintenance revenue growth and profitability will be adversely affected.

We may have exposure to additional tax liabilities and our effective tax rate may increase or fluctuate, which could increase our income tax expense and reduce our net income.

As a multinational organization, we are subject to income taxes as well as non-income based taxes in the U.S. and in various foreign jurisdictions. Significant judgment is required in determining our worldwide income tax provision and other tax liabilities. In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. Our tax returns are subject to review by various taxing authorities. Although we believe that our tax estimates are reasonable, there is no assurance that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals.

Our effective tax rate can be adversely affected by several factors, many of which are outside of our control, including:

•	changes in tax laws, regulations, and interpretations in multiple jurisdictions in which we operate;

•	assessments, and any related tax interest or penalties, by taxing authorities;

•	changes in the relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;

•	changes to the financial accounting rules for income taxes;

•	unanticipated changes in tax rates; or

•	changes to a valuation allowance on net deferred tax assets, if any.

II. Other Considerations

We have a revolving credit facility and may incur debt under that facility.

We entered into a new credit facility in August 2010. Under the terms of our credit facility, we may borrow up to $300 million (with an accordion feature that allows us to borrow up to an additional $150 million if the existing or additional lenders agree), repay the same in whole or in part and re-borrow at any time through August 22, 2014, when any amounts outstanding will be due and payable in full. We have not drawn on the facility, but we may borrow amounts under the credit facility in the future to support our operations, including for strategic acquisitions.

In addition, we are required to comply with specified financial and operating covenants, which limit our ability to operate our business as we otherwise might operate it. Our failure to comply with any of these covenants or to meet any payment obligations under the facility could result in an event of default which, if not cured or waived, would result in any amounts outstanding, including any accrued interest and unpaid fees, becoming immediately due and payable. We might not have sufficient working capital or liquidity to satisfy any repayment obligations in the event of an acceleration of those obligations. In addition, if we are not in compliance with the financial and operating covenants at the time we wish to borrow funds, we will be unable to borrow funds.

Our stock price has been volatile, which may make it harder to resell your shares at a time and at a price that is favorable to you.

Market prices for securities of software companies are generally volatile and are subject to significant fluctuations unrelated or disproportionate to the operating performance of these companies. The trading prices and valuations of these stocks, and of ours, may not be predictable. Negative changes in the public’s perception of the prospects of software companies, or of PTC or the markets we serve, could depress our stock price regardless of our operating results.

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

We currently lease 110 offices used in operations in the United States and internationally, predominately as sales and/or support offices and for research and development work. Of our total of approximately 1,253,000 square feet of leased facilities used in operations, approximately 537,000 square feet are located in the U.S., including 329,000 square feet of our headquarters facility located in Needham, Massachusetts. We also lease space comprising approximately 74,000 square feet, which is not used for our current operations and is primarily subleased to third parties. As described in Notes C and H of “Notes to Consolidated Financial Statements,” lease commitments on unused facilities in excess of expected sublease income have been included in our restructuring provisions. We believe that our facilities are adequate for our present and foreseeable needs.

ITEM 3.	Legal Proceedings

We have been defending two separate lawsuits filed by GE Japan Corporation (formerly GE Capital Leasing Corporation) (“GEJ”). The first lawsuit was filed against PTC on August 2, 2007, in the U.S. District Court for the District of Massachusetts. That lawsuit alleged that GEJ was fraudulently induced to provide financing in Japan to Toshiba Corporation for purchases of third party products, predominantly PTC products, during the period from 2003 to 2006 and that PTC participated in the alleged scheme or, alternatively, should have been aware of the scheme and made negligent misrepresentations that enabled the scheme to continue undetected. GEJ’s complaint claimed damages of $47 million and sought three times that amount plus attorneys’ fees.

A second lawsuit was filed against PTC Japan KK (PTJ) on January 7, 2009 in Tokyo District Court in Japan. The second lawsuit arose from the same underlying transactions as the Massachusetts lawsuit. The second lawsuit sought damages of 5.8 billion Yen, plus interest of 5% per year on such amount since April 27, 2007 and costs of the lawsuit.

On October 20, 2010, we entered into an agreement with GEJ to resolve GEJ’s claims against us. In connection with the resolution, we made a cash payment in the first quarter of 2011 to GEJ, in return for which GEJ withdrew all claims against PTC and PTCJ and GEJ assigned to PTC and PTCJ certain rights of recovery against third parties. Neither party admitted any liability to the other. The resolution of this litigation will reduce our cash balance by approximately $48 million in the first quarter of 2011.

We also are subject to various legal proceedings and claims that arise in the ordinary course of business. We currently believe that resolving these other matters will not have a material adverse impact on our financial condition or results of operations.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the last quarter of 2010.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information with respect to the market for our common stock may be found in the section captioned “Selected Financial Data” in Item 6 below and is incorporated herein by reference.

On September 30, 2010, the close of our fiscal year, our common stock was held by 2,252 shareholders of record. As of November 18, 2010, our common stock was held by 2,121 shareholders of record.

We do not pay cash dividends on our common stock and we retain earnings for use in our business. Although we review our dividend policy periodically, we cannot assure you that our review will cause us to pay any dividends in the future. Further, our revolving credit facility requires us to maintain specified leverage and fixed-charge ratios that limit the amount of dividends that we could pay.

The table below shows the shares of our common stock we repurchased in the fourth quarter of 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 4 – July 31, 2010	—	—	—	$20,508,649	(2)
August 1 – August 28, 2010	—	—	—	$20,508,649	(2)
August 29 – September 30, 2010	140,100	$17.82	140,100	$118,012,208	(2)

Total	140,100	$17.82	140,100

(1)	Periods are our fiscal months within the fiscal quarter.
(2)	On May 20, 2008, we announced our share repurchase program in the amount of $50 million, and on November 26, 2008, we announced that the repurchase program had been increased to $100 million. On March 3, 2010, our Board of Directors extended the share repurchase authorization through May 31, 2011, and on September 15, 2010, our Board of Directors increased the amount authorized to be repurchased to $200 million and extended the authorization to September 30, 2011. Such authorization will remain in effect unless earlier revoked or extended.

ITEM 6.	Selected Financial Data

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

Unless otherwise indicated, all references to a year reflect our fiscal year that ends on September 30.

Executive Overview

The principal highlights of our performance for 2010 compared to 2009 were:

•	8% total revenue growth;

•	39% license revenue growth, primarily driven by a 73% increase in PLM license revenue;

•

Flat maintenance revenue and a 4% decline in consulting and training service revenue, reflecting declines in the first half of 2010 and modest increases in the second half of 2010, indicating what we believe is the end of the impact of weak 2009 license sales;

•	2% increase in total costs and expenses; and

•	288% increase in operating income and 30% increase in non-GAAP operating income.

Revenue, Operating Margin, Earnings per Share and Cash Flow

The following table shows the financial measures that we consider the most significant indicators of the performance of our business. In addition to providing operating income, operating margin, and diluted earnings per share as calculated under generally accepted accounting principles (“GAAP”), we provide non-GAAP operating income, operating margin, and diluted earnings per share for the reported periods. These measures exclude stock-based compensation, amortization of acquired intangible assets expense, restructuring charges, in-process research and development expenses, one-time gains or charges included in non-operating other income (expense) and the related tax effects of the preceding items, and any one–time tax items. Excluding those expenses and one-time items provides investors another view of our operating results which is aligned with management budgets and with performance criteria in our incentive compensation plans. Management uses, and investors should use, non-GAAP measures in conjunction with our GAAP results. We discuss the non-GAAP measures in detail under “Income and Margins; Earnings per Share” below.

	2010		2009		Percent Change 2009 to 2010		2008	Percent Change 2008 to 2009
					Actual	Constant Currency		Actual	Constant Currency
License revenue	$296.0		$212.7		39%	38%	$332.4	(36)%	(34)%
Consulting and training services revenue	217.6		226.4		(4)%	(6)%	236.9	(4)%	1%
Maintenance revenue	496.4		499.1		(1)%	(2)%	501.0	—%	3%

Total revenue	1,010.0		938.2		8%	6%	1,070.3	(12)%	(9)%
Total costs and expenses	935.2		918.9		2%	1%	945.1	(3)%	2%

Operating income	$74.8		$19.3		288%	267%	$125.2	(85)%	(87)%
Non-GAAP operating income	$157.7		$120.9		30%		$231.7	(48)%
Operating margin	7%		2%				12%
Non-GAAP operating margin	16%		13%				22%
Diluted earnings per share	$0.20	(1)	$0.27	(1)			$0.68
Non-GAAP diluted earnings per share	$1.00	(1)	$0.80	(1)			$1.36
Cash flow from operations	$156.6		$69.7				$222.2

(1)	GAAP net income in 2010 includes a one-time tax provision of $43.4 million (an impact of $0.36 on GAAP diluted earnings per share) in connection with a legal entity reorganization. GAAP net income in 2009 includes a one-time tax benefit of $7.6 million (benefitting GAAP diluted earnings per share by $0.06) in connection with litigation in a foreign jurisdiction. These one-time tax items have been excluded from non-GAAP earnings per share.

2010 compared to 2009

The increase in license revenue in 2010 was primarily driven by a 73% increase in PLM license revenue due primarily to sales of our primary PLM product—Windchill—to large customers. We believe the 39% increase in license revenue in 2010 compared with 2009 reflects an improved macroeconomic climate, with customers resuming investments in important Business Process and Information Technology initiatives. Additionally, we believe our PLM license revenue results demonstrate that our Windchill PLM platform is achieving a technology leadership position in the PLM market. Maintenance and consulting and training service revenue in 2010 were both negatively impacted by our weak license sales in 2009. However, this revenue grew modestly in the second half of 2010 compared to the second half of 2009, which we view as a sign that the adverse effect of weak license sales in 2009 may be ending.

Our GAAP and non-GAAP operating income increased in 2010 compared to 2009 primarily because of the increase in license revenue.

Costs and expenses in 2010 compared to 2009 increased primarily due to:

•	the impact of foreign currency exchange rate movements described below;

•	costs associated with investments in product development made beginning in the second half of 2009;

•	higher incentive-based compensation; and

•	higher commissions resulting from higher license revenue in 2010.

These cost increases were partially offset by the impact of headcount reductions made in the third and fourth quarters of 2009 (and related restructuring charges recorded in GAAP operating income in 2009).

While operating income increased significantly in 2010 compared to 2009, GAAP diluted earnings per share decreased in 2010 compared to 2009 due to a significantly higher income tax rate in 2010. Our tax rate was 70% in 2010, compared to a benefit of 84% in 2009, due in part to the one-time tax items described in the table above.

Fluctuations in foreign currency exchange rates continue to impact our business. At foreign currency exchange rates consistent with the comparable periods of 2009, reported revenue in 2010 would have been lower by approximately $15.5 million and reported expenses would have been lower by approximately $11.5 million, which would have resulted in a net decrease in 2010 operating income of approximately $4 million for 2010.

Cash flow from operating activities was $157 million in 2010, compared with $70 million in 2009. In addition to $27 million of capital expenditures, we used $63 million to repurchase shares of our common stock and $51 million to repay the remaining amount outstanding on our revolving credit facility. Our balance sheet remained strong with $240 million of cash and cash equivalents and $300 million available under our revolving credit facility as of September 30, 2010. The resolution of litigation described in PART I, Item 3.“Legal Proceedings” will reduce our cash balance by approximately $48 million in the first quarter of 2011.

2009 compared to 2008

Results in 2009 compared to 2008 were driven by the adverse global economic environment resulting in a sharp decline in license revenue. Economic conditions and the decline in license revenue also had a negative impact on our consulting and training services revenue and maintenance revenue in the second half of 2009. Additionally, in 2009 the value of certain non-U.S. currencies in which we transact business, particularly the Euro, declined relative to the U.S. dollar. This adversely affected reported revenue by $39 million and favorably impacted our reported costs and expenses by $41 million, as amounts earned in these currencies are translated into dollars for reporting purposes. While the impact on reported revenue and expenses was significant, the net impact on operating income was not significant.

Primarily as a result of the revenue decline, our operating income declined by $106 million in 2009. Net income declined by $48 million in 2009 primarily due to lower operating income, partially offset by a decrease of $54 million in our income tax provision over the same period.

As a result of lower revenue and operating income, we took actions beginning in the second quarter of 2009 that reduced or contained our operating costs, including:

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

Fiscal Year 2011 Expectations, Strategies and Risks

The past two years have been characterized by weak global economic conditions, a tightening in the credit markets, and extreme volatility in many financial markets which have adversely impacted IT spending. Although these conditions seem to be improving, it is uncertain whether a sustainable recovery is currently taking place on a worldwide basis and these adverse conditions may continue to unfavorably impact our business, financial results and financial condition. However, we are encouraged by our financial results in 2010. Although 2010 revenue was lower than 2008, our results reflect a significant improvement over the decline we saw in 2009, particularly with respect to PLM license sales which, in 2010, were higher than both 2009 and 2008. Based on 2010 results, improvements in the global economy, and our strong relative position among competing PLM products, we expect revenue to grow 10% to 12% in 2011. We expect continued strong license growth at 20% to 25% in 2011 and we expect that our license revenue growth in 2010 and continued expected growth in 2011 will result in maintenance and services revenue growth in 2011. Our revenue and operating results may continue to be impacted by currency fluctuations.

If the economy does not continue to improve, or if the economies of countries in Europe or Asia-Pacific are slower to recover than we expect, customers, particularly small and medium size businesses, may continue to delay, reduce or forego technology purchases. Additionally, our results have become increasingly dependent on adoption of our PLM solutions among large direct customers. Sales of these solutions have been relatively large in average size and may have long lead times as they often follow a lengthy product selection and evaluation process. This may cause increased volatility in our results.

Balancing an improving but still uncertain economic climate with the longer-term opportunity for the business, we are modestly increasing investments in our business that we believe are critical to delivering value to our customers and will help us gain market share, drive faster top line growth and improve operating profitability over the longer term. These investments include:

•	hiring direct sales resources;

•	investing in research and development to enhance our products and develop new products; and

•	investing in our services business and ecosystem to support Windchill license growth.

We may reduce or delay these strategic investments and/or take actions to reduce our operating costs if revenue is lower than we expect. In addition, these investments may not deliver the results we expect.

Results of Operations

Impact of Foreign Currency Exchange on Results of Operations

Approximately two thirds of our revenue and half of our expenses are transacted in currencies other than the U.S. dollar. Currency translation affects our reported results because we report our results of operations in U.S. dollars. On a year-over-year comparative basis, our revenue for 2010 benefited as a result of changes in currency exchange rates, primarily the Euro and the Japanese Yen, and our expenses were also higher. Conversely, in 2009 our revenue and expenses were lower as a result of changes in currency rates. If actual reported results were converted into U.S. dollars based on the corresponding prior year’s foreign currency exchange rates, 2010 revenue and expenses would have been lower by $15.5 million and $11.5 million, respectively, and 2009 revenue and expenses would have been higher by $38.5 million and $41.0 million, respectively. The net impact on year-over-year results would have been a decrease in operating income of $4.0 million in 2010 and $2.5 million in 2009. The results of operations, revenue by line of business and revenue by geographic region in the tables that follow present both actual percentage changes year over year and percentage changes on a constant currency basis.

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

Desktop revenue includes our CAx Solutions: Creo Elements/Pro (formerly Pro/ENGINEER), Creo Elements/Direct (formerly CoCreate), Mathcad and Arbortext authoring products. Enterprise revenue includes our PLM solutions: Windchill, Arbortext enterprise products, Creo Elements/View (formerly ProductView), Relex and InSight. These definitions of Desktop and Enterprise are not the same as those used when we last reported these revenue categories in our SEC filings for the period ended September 30, 2007, or periods before that date.

Direct revenue includes sales made primarily by our direct sales force to large businesses. Indirect revenue includes sales by our reseller channel, primarily to small- and medium-size businesses, as well as revenue from other accounts that we have classified as indirect. If the classification of a customer changes between direct and indirect, we reclassify the historical revenue associated with that customer to align with the current period classification. Such reclassifications were not material.

Revenue by Product Group and Distribution Channel

	Desktop Year Ended
	September 30, 2010	Percent Change	September 30, 2009	Percent Change	September 30, 2008
	(Dollar amounts in millions)
Direct
License revenue	$81.2	9%	$74.5	-35%	$114.0
Service revenue:
Consulting and training service revenue	30.6	-23%	39.6	-21%	50.3
Maintenance revenue	193.1	-2%	197.6	-2%	201.3

Total service revenue	223.7	-6%	237.2	-6%	251.6

Total revenue	$304.9	-2%	$311.7	-15%	$365.6

Indirect
License revenue	$59.4	23%	$48.1	-44%	$86.7
Service revenue:
Consulting and training service revenue	5.8	-18%	7.1	-33%	10.6
Maintenance revenue	171.9	-3%	178.0	-2%	182.5

Total service revenue	177.7	-4%	185.1	-4%	193.1

Total revenue	$237.1	2%	$233.2	-17%	$279.8

Total Revenue
License revenue	$140.6	15%	$122.6	-39%	$200.7
Service revenue:
Consulting and training service revenue	36.4	-22%	46.7	-23%	60.9
Maintenance revenue	365.0	-3%	375.6	-2%	383.8

Total service revenue	401.4	-5%	422.3	-5%	444.7

Total revenue	$542.0	-1%	$544.9	-16%	$645.4

	Enterprise Year Ended
	September 30, 2010	Percent Change	September 30, 2009	Percent Change	September 30, 2008
	(Dollar amounts in millions)
Direct
License revenue	$139.2	84%	$75.5	-33%	$111.9
Service revenue:
Consulting and training service revenue	176.2	0%	176.2	4%	168.7
Maintenance revenue	104.3	8%	96.9	7%	90.6

Total service revenue	280.5	3%	273.1	5%	259.3

Total revenue	$419.7	20%	$348.6	-6%	$371.2

Indirect
License revenue	$16.2	11%	$14.6	-26%	$19.8
Service revenue:
Consulting and training service revenue	5.0	42%	3.5	-52%	7.3
Maintenance revenue	27.1	2%	26.6	0%	26.6

Total service revenue	32.1	7%	30.1	-11%	33.9

Total revenue	$48.3	8%	$44.7	-17%	$53.7

Total Revenue
License revenue	$155.4	73%	$90.1	-32%	$131.7
Service revenue:
Consulting and training service revenue	181.2	1%	179.7	2%	176.0
Maintenance revenue	131.4	6%	123.5	5%	117.2

Total service revenue	312.6	3%	303.2	3%	293.2

Total revenue	$468.0	19%	$393.3	-7%	$424.9

	Total Revenue Year Ended
	September 30, 2010	Percent Change	September 30, 2009	Percent Change	September 30, 2008
	(Dollar amounts in millions)
Direct
License revenue	$220.4	47%	$150.0	-34%	$225.9
Service revenue:
Consulting and training service revenue	206.8	-4%	215.8	-1%	219.0
Maintenance revenue	297.4	1%	294.5	1%	291.9

Total service revenue	504.2	-1%	510.3	0%	510.9

Total revenue	$724.6	10%	$660.3	-10%	$736.8

Indirect
License revenue	$75.6	21%	$62.7	-41%	$106.5
Service revenue:
Consulting and training service revenue	10.8	2%	10.6	-41%	17.9
Maintenance revenue	199.0	-3%	204.6	-2%	209.1

Total service revenue	209.8	-2%	215.2	-5%	227.0

Total revenue	$285.4	3%	$277.9	-17%	$333.5

Total Revenue
License revenue	$296.0	39%	$212.7	-36%	$332.4
Service revenue:
Consulting and training service revenue	217.6	-4%	226.4	-4%	236.9
Maintenance revenue	496.4	-1%	499.1	0%	501.0

Total service revenue	714.0	-2%	725.5	-2%	737.9

Total revenue	$1,010.0	8%	$938.2	-12%	$1,070.3

Revenue by Line of Business

	Revenue by Category as a Percentage of Total Revenue
	2010	2009	2008
License revenue	29%	23%	31%
Maintenance revenue	49	53	47
Consulting and training service revenue	22	24	22

	100%	100%	100%

	2010	Percent Change		2009	Percent Change		2008
		Actual	Constant Currency		Actual	Constant Currency
	(Dollar amounts in millions)
License revenue	$296.0	39%	38%	$212.7	(36)%	(34)%	$332.4
Service revenue:
Maintenance revenue	496.4	(1)%	(2)%	499.1	—%	3%	501.0
Consulting and training service revenue	217.6	(4)%	(6)%	226.4	(4)%	1%	236.9

Total service revenue	714.0	(2)%	3%	725.5	(2)%	3%	737.9

Total revenue	$1,010.0	8%	6%	$938.2	(12)%	(9)%	$1,070.3

Our revenue growth in 2010 compared to 2009 reflects improved economic conditions, particularly in North America and China. License revenue grew in both our direct and indirect distribution channels. Maintenance and consulting and training services revenue declined in 2010 compared to 2009; however, in the fourth quarter of 2010 both grew year over year and sequentially, which we believe is an indication that the decline we attributed to the weak license sales in 2009 has ended.

Revenue for 2009 compared to 2008 was impacted by the adverse global economic environment and unfavorable changes in foreign currency exchange rates in most foreign currencies in which we do business. While our maintenance and services businesses performed well in the first half of 2009, economic conditions and declines in license revenue had a negative impact on our maintenance and service businesses in the second half of 2009.

License Revenue

2010 compared to 2009

The growth in license revenue in 2010 compared to 2009 reflects increases of 73% ($65.3 million) in Enterprise license revenue and 15% ($18.0 million) in Desktop license revenue. The growth in Enterprise license revenue was driven by sales of Windchill, which were 72% ($50.4 million) higher in 2010 than 2009. The increase in Desktop license revenue in 2010 compared to 2009 was due primarily to an increase of 28% ($15.0 million) in sales of new Pro/ENGINEER licenses. License revenue was favorably impacted by $2.3 million in 2010 as a result of foreign currency exchange rate movements.

2009 compared to 2008

License revenue in 2009 decreased year over year in every region and across most of our major product families. License revenue in North America, Europe and Asia-Pacific declined 14% ($14.3 million), 49% ($63.6 million) and 42% ($41.7 million), respectively. License revenue in 2009 was unfavorably impacted by approximately $7.2 million due to unfavorable foreign currency exchange rate movements.

Maintenance Revenue

Maintenance revenue represents revenue from renewals of seats under maintenance and maintenance on new seat licenses.

2010 compared to 2009

Our maintenance revenue in 2010 was down 1% compared to 2009. While maintenance revenue in 2010 continued to be adversely impacted by the global economic climate and soft license sales in 2009, it was favorably impacted by $9.2 million as a result of foreign currency exchange rate movements. Desktop maintenance revenue decreased 3% ($10.6 million) in 2010 and Enterprise maintenance revenue increased 6% ($7.9 million) in 2010. Pro/ENGINEER and Windchill seats under maintenance increased 3% and 32%, respectively, as of the end of 2010 compared to the end of 2009.

2009 compared to 2008

In 2009, our maintenance revenue was adversely impacted by the global economic climate and significant declines in license revenue. This resulted in a decrease in maintenance revenue, particularly in the second half of 2009. Desktop maintenance revenue was down 2% ($8.2 million) and Enterprise maintenance revenue was up 5% ($6.3 million). The decline in maintenance revenue in 2009 reflected a 1% decrease in seats under maintenance as of the end of 2009 compared to the end of 2008, including a 2% decrease in Pro/ENGINEER seats and a 1% decrease in Windchill seats. Maintenance revenue in 2009 includes $10.7 million more CoCreate maintenance revenue than 2008 due to the fact that 2008 results included only 10 months of CoCreate revenue whereas 2009 included a full year of CoCreate revenue. Maintenance revenue in 2009 was unfavorably impacted by $19.0 million as a result of foreign currency exchange rate movements.

Consulting and Training Revenue

One of our strategic initiatives is to continue to expand our services ecosystem by adding strategic services partners to focus on smaller engagements, enabling us to focus on larger engagements.

2010 compared to 2009

Consulting and training services engagements typically result from sales of new licenses, particularly of our Enterprise solutions. Accordingly, weak license sales in 2009 had an adverse impact on services revenue in the first half of 2010. Toward the end of 2010, our consulting and training revenue began to stabilize with consulting and training revenue in the fourth quarter of 2010 increasing 5% year over year and 1% sequentially. Total consulting revenue, which is primarily related to Windchill implementations, was down 3% in 2010. Total training revenue, which typically represents about 15% of our total consulting and training services revenue, was down 11% in 2010. Direct Enterprise consulting and training service revenue, which comprised over 75% of our total consulting and training service revenue in 2010 and 2009, was flat in 2010.

Consulting and training services revenue in 2010 was favorably impacted by $3.9 million as a result of foreign currency exchange rate movements.

2009 compared to 2008

The decrease in consulting and training service revenue reflects a 16% ($6.3 million) decline in training revenue and a 2% ($4.3 million) decline in consulting services revenue due to the adverse impact of foreign currency exchange rate movements of $12.4 million. Consulting services revenue in 2009 reflects a 15% ($8.0 million) decrease in Asia-Pacific offset by a 5% ($4.0 million) increase in Europe.

Revenue by Distribution Channel

Direct

Our direct revenue was 72%, 70% and 69% of our total revenue in 2010, 2009 and 2008, respectively. The increase in direct revenue in 2010 compared to 2009 was driven by 20% growth in direct Enterprise revenue. This increase was partially offset by a decrease of 2% in direct Desktop revenue in 2010 compared to 2009. The decrease in direct revenue in 2009 reflected declines of 15% and 6% in Desktop and Enterprise revenue, respectively.

Indirect

We have over 420 geographically dispersed resellers that focus on sales to small- and medium-size businesses. This enables our direct sales force to focus on larger sales opportunities and ensures greater coverage of all customer segments. Historically, our resellers have focused primarily on selling our Desktop products. In 2009, we began developing a network of resellers to sell our Enterprise products and we continued these efforts in 2010.

Our indirect revenue was 28%, 30% and 31% of our total revenue in 2010, 2009 and 2008, respectively. Indirect revenue was up 3% in 2010 compared to 2009, reflecting increases in indirect Desktop and Enterprise revenue of 2% and 8%, respectively. We believe that this performance reflects challenging but improving macroeconomic conditions. Indirect Desktop and Enterprise revenue both declined by 17% from 2008 to 2009.

We believe that the markets for Desktop and Enterprise solutions served by our indirect channel continue to offer long-term growth potential. However, while we have achieved growth in 2010 compared to 2009, these markets continue to be impacted by ongoing uncertain macroeconomic conditions and we expect them to recover at a slower pace than our direct business.

Revenue from Individual Customers

We enter into customer contracts that may result in revenue being recognized over multiple reporting periods. Accordingly, revenue recognized in a current period may be attributable to contracts entered into during the current period or in prior periods. License and/or consulting and training service revenue of $1 million or more recognized from individual customers in a single quarter during the fiscal year from contracts entered into during that quarter and/or a prior quarter is shown in the table below. The amount of revenue, particularly license revenue, attributable to large transactions, and the number of such transactions, may vary significantly from quarter to quarter based on customer purchasing decisions and macroeconomic conditions.

The increase in 2010 was due primarily to the sale of Enterprise products to large direct customers. The decline in this revenue in 2009 was primarily declines in license revenue, which we believe was due to the unfavorable macroeconomic environment.

	Year ended September 30,
	2010	2009	2008
	(Dollar amounts in millions)
License and/or consulting and training service revenue of $1 million or more recognized from individual customers	$187.3	$126.8	$165.2

% of total license and consulting and training service revenue	36%	29%	29%

Revenue by Geographic Region

Data for the years ended September 30, 2009 and 2008 includes immaterial reclassifications between geographic regions to conform to the current year classification.

	2010	Percent Change		2009	Percent Change		2008
		Actual	Constant Currency		Actual	Constant Currency
	(Dollar amounts in millions)
Revenue by region:
Americas	$385.9	10%	10%	$351.8	(3)%	(3)%	$364.5
Europe	388.5	4%	3%	372.5	(17)%	(6)%	450.0
Pacific Rim	131.6	20%	17%	109.8	(20)%	(19)%	137.6
Japan	104.0	—%	(6)%	104.1	(12)%	(22)%	118.2

	$1,010.0	8%	6%	$938.2	(12)%	(9)%	$1,070.3

Revenue by region as a % of total revenue:

	2010	2009	2008
Americas	38%	37%	34%
Europe	39%	40%	42%
Pacific Rim	13%	12%	13%
Japan	10%	11%	11%

	100%	100%	100%

All geographic regions were impacted by the adverse global macroeconomic environment in 2009. We began to see recovery in North America in the second half of 2009 and throughout 2010. We also have begun to see recovery in Europe and Asia-Pacific. We believe the Asia-Pacific region, particularly China, continues to present an important growth opportunity because global manufacturing companies have continued to invest in that region and the market in that region for both our PLM solutions and MCAD solutions is relatively unsaturated.

Americas

2010 compared to 2009

The year-over-year changes in revenue in the Americas were primarily driven by changes in license revenue. License revenue increased 33% ($29.0 million) in 2010 compared to 2009 driven by sales of Enterprise products to direct customers. Our direct revenue increased 14% ($38.2 million) and our indirect revenue declined 6% ($4.2 million) in 2010 compared to 2009 primarily related to maintenance revenue.

2009 compared to 2008

Revenue in the Americas in 2009 reflected a year-over-year decline of 14% ($14.3 million) in license revenue, partially offset by 2% ($3.9 million) growth in maintenance revenue. Our direct revenue increased 1% ($2.3 million) and our indirect revenue declined 17% ($14.9 million) in 2009 compared to 2008.

Europe

2010 compared to 2009

Revenue in Europe in 2010 compared to 2009 reflects an increase in license revenue of 47% ($31.1 million) driven by PLM license sales in the large enterprise space, offset by decreases of 12% ($11.5 million) and 2% ($3.5 million) in consulting and training service revenue and maintenance revenue, respectively. Our direct revenue increased 7% ($15.5 million) and our indirect revenue increased slightly ($0.6 million) in 2010 compared to 2009. Foreign currency exchange rate movements, particularly the Euro, impacted revenue in Europe favorably by $6.3 million in 2010.

2009 compared to 2008

Revenue in Europe in 2009 reflected year-over-year declines of 49% ($63.6 million) in license revenue and 7% ($14.8 million) in maintenance revenue, offset by 1% ($0.8 million) growth in consulting and training service revenue. Our direct revenue declined 16% ($44.2 million) and our indirect revenue declined 20% ($33.4 million) in 2009 compared to 2008. European revenue in 2009 was unfavorably impacted by foreign currency exchange rate movements, particularly with respect to the Euro. At foreign currency exchange rates consistent with the prior year, revenue in 2009 would have been higher than the amount reported by $49.1 million. Excluding the impact of currency movements, revenue in 2009 reflects a 43% ($55.2 million) decline in license revenue, partially offset by a 15% ($15.1 million) increase in consulting and training services revenue and a 5% ($12.1 million) increase in maintenance revenue.

Pacific Rim

2010 compared to 2009

The increase in revenue in the Pacific Rim in 2010 compared to 2009 was primarily due to an increase of 44% ($18.8 million) in license revenue. Additionally, maintenance revenue increased 9% ($3.0 million). Revenue from customers in China, which represents a significant portion of our Pacific Rim revenue, increased 24% compared to 2009. Our direct revenue increased 16% ($12.7 million) and our indirect revenue increased 32% ($9.1 million) in 2010 compared to 2009. Revenue in the Pacific Rim in 2010 was favorably impacted by $2.7 million due to the impact of changes in foreign currency exchange rates.

2009 compared to 2008

The 2009 decline in revenue in the Pacific Rim primarily consisted of a decrease in license revenue of 31% ($19.2 million) and a decrease in consulting and training service revenue of 21% ($9.1 million). Our direct revenue declined 19% ($19.1 million) and our indirect revenue declined 23% ($8.7 million) in 2009 compared to 2008.

Japan

2010 compared to 2009

Revenue in Japan in 2010 compared to 2009 reflects an increase of 29% ($4.5 million) in license revenue, partially offset by declines in maintenance revenue of 3% ($2.1 million) and in consulting and training service revenue of 14% ($2.5 million). Our direct revenue declined 3% ($2.0 million) and our indirect revenue increased 5% ($2.0 million) in 2010 compared to 2009. Revenue in Japan in 2010 was favorably impacted by $6.5 million due to the impact of changes in the Yen to U.S. Dollar exchange rate.

2009 compared to 2008

The decline in revenue in Japan in 2009 consisted of a decrease in license revenue of 59% ($22.6 million) partially offset by an increase in maintenance revenue of 13% ($8.3 million). Revenue from CoCreate products increased $2.3 million in 2009 compared to 2008. Revenue in Japan in 2009 was favorably impacted $11.8 million by changes in the Yen exchange rate relative to the U.S. dollar. Our direct revenue declined 20% ($15.5 million) and our indirect revenue increased 4% ($1.4 million) in 2009 compared to 2008.

Costs and Expenses

	2010	Percent Change	2009	Percent Change	2008
	(Dollar amounts in millions)
Costs and Expenses
Cost of license revenue	$31.0	4%	$30.0	—%	$30.1
Cost of service revenue	276.7	(1)%	279.8	(7)%	300.7
Sales and marketing	317.5	5%	301.4	(2)%	306.9
Research and development	201.6	7%	188.5	4%	182.0
General and administrative	92.9	15%	80.6	(8)%	87.8
Amortization of acquired intangible assets	15.6	—%	15.6	—%	15.6
In-process research and development	—	(100)%	0.3	(84)%	1.9
Restructuring and other charges	—	(100)%	22.7	13%	20.1

Total costs and expenses	$935.3	2%*	$918.9	(3)%*	$945.1

*	On a consistent foreign currency basis from the prior period, total costs and expenses increased 1% from 2009 to 2010 and increased 2% from 2008 to 2009.

2010 compared to 2009

Costs and expenses in 2010 increased by $11.5 million as a result of foreign currency exchange rate movements. If actual reported results were converted into U.S. dollars based on the corresponding prior year’s foreign currency exchange rates, 2010 expenses would have been $923.8 million.

Headcount was 5,317 at September 30, 2010, compared to 5,165 at September 30, 2009. The net increase in headcount was primarily due to:

•	an increase in services headcount in anticipation of planned revenue growth; and

•	an increase in sales headcount in support of license revenue growth.

Costs and expenses in 2010 compared to 2009 reflect higher costs due to:

•	higher commission expense due to an increase in license revenue;

•	investments in research and development; and

•	higher accrued incentive-based compensation, primarily in general and administrative expense.

Total costs and expenses in 2010 compared to 2009 reflect a $13.1 million increase in commissions due to higher license sales and a $19.2 million increase in incentive-based compensation due primarily to performance-based incentive plan targets which were fully achieved in 2010 while such targets were not achieved in full in 2009.

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

These increases in headcount were offset by the effects of our cost reduction and containment measures undertaken in the second, third and fourth quarters of 2009.

Total costs and expenses in 2009 compared to 2008 reflect an $11.6 million decrease in commissions due to lower license sales and a $6.0 million decrease in performance-based compensation as our 2009 performance-based plans were not earned in full.

Cost of License Revenue

	2010	Percent Change	2009	Percent Change	2008
	(Dollar amounts in millions)
Cost of license revenue	$31.0	4%	$30.0	—%	$30.1
% of total revenue	3%		3%		3%
% of total license revenue	10%		14%		9%

Our cost of license revenue consists of fixed and variable costs associated with reproducing and distributing software and documentation as well as royalties paid to third parties for technology embedded in or licensed with our software products. Cost of license revenue as a percent of license revenue can vary depending on product mix sold, the effect of fixed and variable royalties, and the level of amortization of acquired software intangible assets. Amortization of acquired purchased software totaled $18.4 million, $19.7 million and $19.9 million in 2010, 2009 and 2008, respectively. Cost of license revenue as a percentage of total license revenue was lower in 2010 and 2008 as compared to 2009 due primarily to license revenue fluctuations.

Cost of Service Revenue

	2010	Percent Change	2009	Percent Change	2008
	(Dollar amounts in millions)
Cost of service revenue	$276.7	(1)%	$279.8	(7)%	$300.7
% of total revenue	27%		30%		28%
% of total service revenue	39%		39%		41%
Services headcount at end of period	1,508	8%	1,401	(3)%	1,441

Our cost of service revenue includes costs associated with consulting, training and customer support personnel, such as salaries and related costs; third-party subcontractor fees; costs associated with the release of maintenance updates (including related royalty costs); and facility costs. Service margins can vary based on the product mix sold in the period. Margins on maintenance revenue are significantly higher than on consulting and training service revenue. Maintenance revenue comprised 70%, 69% and 68% of total service revenue in 2010, 2009 and 2008, respectively.

Total compensation, benefit costs and travel expenses were 4% ($7.2 million) higher in 2010 compared to 2009. The cost of third-party consulting services was $6.7 million lower in 2010 compared 2009 due to the decrease in consulting and training services in 2010. Services headcount was up due to hiring to support planned revenue growth.

Cost of service revenue was lower in 2009 compared to 2008 due to total compensation (including salaries, commissions, bonuses, and stock-based compensation), benefits and travel costs, which were $10.0 million lower, and the costs for third-party consulting services which were $7.8 million lower due to decreases in consulting and training services. Year-end headcount for 2009 reflected cost reduction actions taken in 2009.

Sales and Marketing

	2010	Percent Change	2009	Percent Change	2008
	(Dollar amounts in millions)
Sales and marketing expenses	$317.5	5%	$301.4	(2)%	$306.9
% of total revenue	31%		32%		29%
Sales and marketing headcount at end of period	1,347	4%	1,295	(5)%	1,369

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. Our compensation, benefit costs and travel expenses were higher by an aggregate of $14.1 million in 2010 compared to 2009. These costs increased primarily due to commissions, which were higher by $13.8 million due to more license sales in 2010 than in 2009. In addition, expenses were higher by $2.3 million related to our annual sales incentive meeting for 2010 which was cancelled in 2009. While year-end headcount was up year over year, average sales and marketing headcount decreased 4% in 2010 compared to 2009.

Our compensation, benefits and travel expenses were lower by an aggregate of $7.8 million in 2009 compared to 2008, primarily due to commissions, which were lower by $9.4 million as a result of lower revenue. In addition, expenses were lower by $2.6 million as a result of our decision to cancel the 2009 annual sales incentive meeting.

Research and Development

	2010	Percent Change	2009	Percent Change	2008
	(Dollar amounts in millions)
Research and development expenses	$201.6	7%	$188.5	4%	$182.0
% of total revenue	20%		20%		17%
Research and development headcount at end of period	1,914	(1)%	1,936	10%	1,753

Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Major research and development activities include developing new releases of our software. We increased headcount in 2009, particularly in the third quarter, to support our strategic decision to increase our investment in research and development, including development of our core products. While year-end headcount decreased 1% from 2009 to 2010, average headcount increased 3% in 2010 compared to 2009. As a result of this increased investment, total compensation, benefit costs and travel expenses were higher in 2010 compared to 2009 by an aggregate of $12.8 million, including a $6.3 million increase in cash incentive plan and stock-based compensation.

Total compensation, benefits and travel costs were higher in 2009 by $0.9 million compared to 2008 primarily due to higher salaries and benefits as a result of higher research and development headcount. These salary increases were partially offset by a decrease of $3.1 million in total cash-based incentive compensation expense as the performance criteria under our incentive plans were not achieved in full.

General and Administrative

	2010	Percent Change	2009	Percent Change	2008
	(Dollar amounts in millions)
General and administrative expenses	$92.9	15%	$80.6	(8)%	$87.8
% of total revenue	9%		9%		8%
General and administrative headcount at end of period	535	2%	522	2%	511

Our general and administrative (G&A) expenses include the costs of our corporate, finance, information technology, human resources, legal and administrative functions, as well as bad debt expense. G&A expenses also include costs associated with outside professional services, including accounting and legal fees. Total compensation, benefit costs and travel costs were higher in 2010 compared to 2009 by an aggregate of $9.7 million, due primarily to an $8.0 million increase in cash incentive plan and stock-based compensation expense. The increase was due primarily to performance-based cash incentive plan targets which were fully achieved in 2010 while such targets were not achieved in full in 2009, as well as to grants of fiscal 2010 stock-based awards being made in November 2009, our usual timing, while the 2009 stock-based awards were not made until the third quarter of 2009 because we had insufficient shares available under the 2000 Equity Incentive Plan earlier in the year.

Total compensation, benefits and travel costs were lower in 2009 compared to 2008 by an aggregate of $2.0 million, including a decrease of $1.1 million in cash-based incentive compensation expense as the performance criteria under our incentive plans were not achieved in full. G&A expenses also include costs associated with outside professional services, including accounting and legal fees. These costs were $2.9 million lower in 2009 primarily because 2008 included approximately $2.8 million of costs for outside professional services incurred in connection with an Audit Committee investigation and restatement of prior period financial statements completed in the first quarter of 2008.

Amortization of Acquired Intangible Assets

	2010	Percent Change	2009	Percent Change	2008
	(Dollar amounts in millions)
Amortization of acquired intangible assets	$15.6	—%	$15.6	—%	$15.6
% of total revenue	2%		2%		1%

The amortization of acquired intangible assets line item on our statements of operations reflects the amortization of acquired non-product related intangible assets, primarily customer and trademark-related intangible assets, recorded in connection with completed acquisitions.

In-process Research and Development

	2010	2009	2008
	(Dollar amounts in millions)
In-process research and development	$—	$0.3	$1.9
% of total revenue	—%	—%	—%

In-process research and development costs are related to acquired research and development projects that were in process at the respective acquisition date and for which technological feasibility had not yet been established and for which there was no alternative future use. The value of the purchased in-process research and development was determined using the residual income approach, which discounts expected future cash flows from projects under development to their net present value. The in-process research and development charge in 2009 was from our Relex acquisition and in 2008 was from our CoCreate and DHI acquisitions. All development projects have been completed.

Restructuring and Other Charges

	2010	2009	2008
	(Dollar amounts in millions)
Restructuring and other charges	$—	$22.7	$20.1
% of total revenue	—%	2%	2%

Restructuring charges in the periods reported were primarily associated with reductions in workforce and excess facility obligations to reduce our cost structure and to improve profitability.

Given the challenging macroeconomic environment and lower revenue, we implemented workforce reductions and facility consolidations beginning in the second quarter of 2009. The 2009 restructuring charges included $21.9 million for severance and related costs associated with 382 employees notified of termination during 2009 and $0.8 million of charges related to excess facilities.

The 2008 charge included $10.7 million for severance and related costs associated with 185 employees notified of termination during 2008 as a result of our initiative to globalize certain functions to be in closer proximity to the operations they support and/or to move certain functions to lower cost regions. The 2008 charge also included $7.9 million of costs related to excess facilities. In 2008, we also recorded $1.5 million for costs incurred in connection with our integration of CoCreate.

In 2010, 2009 and 2008, we made cash payments related to restructuring and other charges (including payments relating to restructuring and other charges recorded prior to 2008) of $14.5 million, $24.7 million and $25.1 million, respectively. Amounts not yet paid at September 30, 2010 relating to restructuring and other charges taken during prior periods were $1.2 million and relate to excess facilities. Of the total amount accrued at September 30, 2010, we expect to make cash disbursements within the next twelve months of approximately $0.5 million for restructuring charges.

Non-Operating Income (Expense)

	2010	2009	2008
	(in millions)
Gain on litigation resolution	$9.0	$—	$—
Interest income	3.0	4.6	10.1
Interest expense	(1.5)	(3.2)	(7.8)
Other expense, net	(3.1)	(3.5)	(8.6)

Net non-operating income (expense)	$7.4	$(2.1)	$(6.3)

Gain on Litigation Resolution

As described in PART I. Item 3. “Legal Proceedings,” in October 2010, we resolved the litigation brought against us by GE Japan. As a result of the resolution of this matter with GE Japan, we recorded a one-time gain of $9.0 million in the fourth quarter of 2010. The amount paid in the first quarter of 2011 to resolve this matter was included in accrued litigation on our balance sheet as of September 30, 2010. The resolution of this litigation will reduce our cash balance by approximately $48 million in the first quarter of 2011.

Interest Income

Interest income represents earnings on the investment of our available cash balances. The decrease in interest income in 2010 compared to 2009 is primarily due to lower interest rates, resulting in less interest earned on cash balances. Interest income decreased in 2009 as a result of lower interest rates and lower cash balances.

Interest Expense

Interest expense is primarily related to interest on borrowings under our revolving credit facility. In 2008, we borrowed $220 million under the credit facility in connection with our acquisition of CoCreate. As of September 30, 2010, we had repaid all amounts outstanding under our revolving credit facility. The decrease in interest expense in 2010 compared to 2009 is due to lower average borrowings and lower interest rates, resulting in less interest incurred on amounts outstanding under our revolving credit facility. The average interest rate was 1.6%, 3.2% and 5.5% in 2010, 2009 and 2008, respectively.

Other Expense, Net

Other expense, net includes costs of hedging contracts, certain realized and unrealized foreign currency transaction gains or losses, and foreign exchange gains or losses resulting from the required period-end currency remeasurement of the assets and liabilities of our subsidiaries that use the U.S. dollar as their functional currency. Because a large portion of our revenue and expenses is transacted in foreign currencies, we engage in hedging transactions involving the use of foreign currency forward contracts, primarily in Western European and Asian currencies, to reduce our exposure to fluctuations in foreign exchange rates. Net gains and losses on foreign currency exposures, including realized and unrealized gains and losses on forward contracts, included in other income (expense), net, were net losses of $2.9 million, $3.6 million and $2.9 million for 2010, 2009 and 2008, respectively. Other expense, net in 2008 also included a $6.2 million non-cash loss relating to the liquidation of eight wholly-owned subsidiaries, partially offset by a one-time benefit of $1.3 million related to a legal settlement. The consolidated statement of comprehensive income for 2008 reflects an offsetting gain of $6.2 million resulting from the reclassification.

Income Taxes

Our effective income tax rate has fluctuated significantly in each of the past three years. In 2010 and 2009 this was due primarily to the impact of discrete events which created a one-time income tax provision in 2010 and a one-time income tax benefit in 2009. These are described further below.

	Year ended September 30,
	2010	2009	2008
	(in millions)
Pre-tax income	$82.1	$17.2	$118.9
Tax provision (benefit)	57.8	(14.4)	39.2
Effective income tax rate	70%	(84)%	33%

In 2010, our effective income tax rate differed from the 35% statutory federal income tax rate due primarily to a one-time tax charge of $43.4 million recorded as a result of a business reorganization, partially offset by foreign taxes at a net effective income tax rate lower than the U.S. rate. During the fourth quarter of 2010, we completed a reorganization of our legal entity structure to support our tax and cash planning. The objective of this reorganization was to enable significant re-deployment and repatriation of cash between our international and domestic operations. This reorganization resulted in $446 million of foreign source taxable gain in the U.S., which was offset by foreign tax credits, primarily generated as a result of this transaction, and carry forward credits available. A significant amount of these carry forward credits were previously unrecognized due to the uncertainty of generating foreign source income in the U.S. The net tax effect of this reorganization was a $43.4 million tax provision in the U.S. While this reorganization resulted in a one-time increase in our tax rate of 53%, it has no material effect on cash taxes paid and, as a result, was excluded from our non-GAAP earnings per share (see Income and Margins; Earnings per Share below). Our 2010 tax provision reflects a $6.0 million provision related to a research and development (R&D) cost sharing pre-payment by a foreign subsidiary to the U.S This prepayment had no impact on our 2010 tax rate as the same prepayment was made in 2009 (as described below).

In 2009, our effective income tax rate differed from the 35% statutory federal income tax rate due primarily to:

•	a $7.6 million one-time benefit recorded in the second quarter of 2009 in connection with litigation in a foreign jurisdiction;

•	foreign taxes at a net effective income tax rate lower than the U.S. rate, net of a $6.0 million provision related to a research and development (R&D) cost sharing pre-payment by a foreign subsidiary;

•	a $2.2 million tax benefit related to settlement of a foreign tax audit in the fourth quarter of 2009; and

•	a $1.2 million tax benefit related to R&D tax credits triggered by a retroactive extension of the tax credit enacted during the first quarter of 2009.

In 2008, our effective income tax rate of 33% was lower than the 35% statutory federal income tax rate due primarily to the benefit of foreign taxes paid at a net effective income tax rate lower than that in the U.S.

Excluding the effect of these discrete items, our income tax provision (benefit) in 2010, 2009 and 2008 consisted primarily of taxes owed in relation to the income generated and withholding taxes that we incurred in the U.S. in connection with certain foreign operations. In both 2009 and 2010, we were able to fully benefit withholding taxes incurred in the U.S.

As of September 30, 2010, we have a remaining valuation allowance of $14.9 million against net deferred tax assets in the U.S. and a remaining valuation allowance of $25.6 million against net deferred tax assets in certain foreign jurisdictions. The valuation allowance recorded against net deferred tax assets in the U.S. consists of $5.8 million for foreign tax credits, $9.0 million for research and development credits that we have determined are not likely to be realized, and $0.1 million for certain state net operating loss carryforwards that will likely expire without being utilized. The valuation allowance recorded against net deferred tax assets of certain foreign jurisdictions is established primarily for our net operating loss carryforwards, the majority of which do not expire. There are limitations imposed on the utilization of such net operating losses that could further restrict the recognition of any tax benefits.

As of September 30, 2010, we have a net deferred tax asset balance of $103.5 million primarily relating to our U.S. operations. We have concluded, based on the weight of available evidence, that our net deferred tax assets are more likely than not to be realized in the future. In arriving at this conclusion, we evaluated all available evidence, including our cumulative profitability on a pre-tax basis for the last three years (adjusted for permanent differences) and improving profitability forecasts for the U.S. operations. We will continue to reassess our valuation allowance requirements each financial reporting period.

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

Our future effective income tax rate may be materially impacted by the amount of income taxes associated with our foreign earnings, which are taxed at rates different from the U.S. federal statutory income tax rate, as well as the timing and extent of the realization of deferred tax assets and changes in the tax law. Further, our tax rate may fluctuate within a fiscal year, including from quarter to quarter, due to items arising from discrete events, including settlements of tax audits and assessments, the resolution or identification of tax position uncertainties, and acquisitions of other companies.

Income and Margins; Earnings per Share

Our GAAP and non-GAAP operating income, net income, operating margins and earnings per share are shown in the table below. The fluctuations in our GAAP and non-GAAP operating income, net income and operating margins between 2008 and 2010 were primarily due to fluctuations in our license revenue, which was impacted by the adverse global economic conditions throughout 2009 and into 2010. License revenue was $296 million in 2010, $213 million in 2009 and $332 million in 2008. Our GAAP and non-GAAP operating income, net income and operating margins were highest in 2008, lowest in 2009 during the global economic crisis and have improved in 2010.

GAAP diluted earnings per share of $0.20 in 2010 included a one-time tax provision of $43.4 million (an impact of $0.36 on GAAP diluted earnings per share) in connection with a legal entity reorganization described in “Income Taxes” above. GAAP diluted earnings per share of $0.27 in 2009 included a one-time tax benefit of $7.6 million (benefitting GAAP diluted earnings per share by $0.06) in connection with litigation in a foreign jurisdiction.

The non-GAAP measures presented in the foregoing discussion of our results of operations and the respective most directly comparable GAAP measures are:

•	non-GAAP operating income—GAAP operating income

•	non-GAAP net income—GAAP net income

•	non-GAAP operating margin—GAAP operating margin

•	non-GAAP diluted earnings per share—GAAP diluted earnings per share

The non-GAAP measures exclude stock-based compensation, amortization of acquired intangible assets expense, restructuring charges, in-process research and development expenses, one-time gains or charges included in non-operating other income (expense) and the related tax effects of the preceding items, and any one–time tax items. These expenses and charges are normally included in the comparable measures calculated and presented in accordance with GAAP. Our management excludes these costs when evaluating our ongoing performance and/or predicting our earnings trends, and therefore excludes these charges when presenting non-GAAP financial measures. Management uses, and investors should consider, non-GAAP measures in conjunction with our GAAP results.

Stock-based compensation expense is non-cash expense relating to stock-based awards issued to executive officers, employees and outside directors, consisting of restricted stock, restricted stock units and restricted stock units with performance-based vesting.

Amortization of acquired intangible assets expense and in-process research and development are non-cash expenses that are impacted by the timing and magnitude of our acquisitions. We believe the assessment of our operations excluding these costs is relevant to our assessment of internal operations and comparisons to the performance of other companies in our industry.

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

The items excluded from the non-GAAP measures often have a material impact on our financial results and such items often recur. Accordingly, the non-GAAP measures included in this Annual Report should be considered in addition to, and not as a substitute for or superior to, the comparable measures prepared in accordance with GAAP.

The following tables reconcile each of these non-GAAP measures to its most closely comparable GAAP measure on our financial statements.

	Year ended September 30,
	2010	2009	2008
	(in millions, except per share amounts)
GAAP operating income	$74.8	$19.3	$125.2
Stock-based compensation (1)	48.9	43.3	44.4
Amortization of acquired intangible assets	34.0	35.3	35.5
Restructuring charges	—	22.7	20.1
Purchase accounting adjustment (2)	—	—	4.6
In-process research and development	—	0.3	1.9

Non-GAAP operating income	$157.7	$120.9	$231.7

GAAP net income	$24.4	$31.5	$79.7
Stock-based compensation (1)	48.9	43.3	44.4
Amortization of acquired intangible assets	34.0	35.3	35.5
Restructuring charges	—	22.7	20.1
Purchase accounting adjustment (2)	—	—	4.6
In-process research and development	—	0.3	1.9
Non-operating gain on litigation resolution (3)	(9.0)	—	—
Non-operating one-time loss on liquidation of subsidiaries (4)	—	—	6.2
Income tax adjustments (5)	21.3	(39.5)	(32.4)

Non-GAAP net income	$119.6	$93.6	$160.0

	Year ended September 30,
	2010	2009	2008
GAAP diluted earnings per share	$0.20	$0.27	$0.68
Stock-based compensation	0.41	0.37	0.38
Income tax adjustments	0.18	(0.34)	(0.27)
Gain on litigation resolution	(0.08)	—	—
All other items identified above	0.29	0.50	0.57

Non-GAAP diluted earnings per share (6)	$1.00	$0.80	$1.36

Diluted weighted average shares outstanding	119.9	117.4	117.9

Operating margin impact of non-GAAP adjustments:

	Year ended September 30,
	2010	2009	2008
GAAP operating margin	7.4%	2.1%	11.7%
Stock-based compensation	4.8%	4.6%	4.1%
Amortization of acquired intangible assets	3.4%	3.8%	3.3%
Restructuring charges	—%	2.4%	1.9%
In-process research and development and purchase accounting adjustment	—%	—%	0.6%

Non-GAAP operating margin	15.6%	12.9%	21.6%

(1)	The increase in stock-based compensation in 2010 compared to 2009 was due primarily to fiscal 2009 performance-based grants not being earned in full and grants of fiscal 2010 stock-based awards being made in November 2009, our usual timing, while the fiscal 2009 stock-based awards were not made until the third quarter of 2009 because we had insufficient shares available under the 2000 Equity Incentive Plan earlier in the year.
(2)	Represents a fair value adjustment related to CoCreate acquired deferred maintenance revenue.
(3)	Represents the gain resulting from resolution of the litigation with GE Japan as described in “Gain on Litigation Resolution” above.
(4)	In 2008, we liquidated eight wholly-owned subsidiaries resulting in a $6.2 million non-cash loss recorded in other expense, net as described in “Other Expense, Net” above.
(5)	Income tax adjustments reflect the tax effects of non-GAAP adjustments for the respective periods, which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above, as well as the effects of the one-time tax items described above.
(6)	Diluted earnings per share impact of non-GAAP adjustments is calculated by dividing the dollar amount of the non-GAAP adjustment by the diluted weighted average shares outstanding for the respective year.

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

The accounting policies, methods and estimates used to prepare our financial statements are described generally in Note B of “Notes to Consolidated Financial Statements”. The most important accounting judgments and estimates that we made in preparing the financial statements involved:

•	revenue recognition;

•	accounting for income taxes;

•	valuation of assets and liabilities of business combinations;

•	valuation of goodwill;

•	accounting for pensions; and

•	allowance for accounts and other receivables.

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

We derive revenues from three primary sources: (1) software licenses, (2) maintenance services and (3) consulting and training services. Revenue by type for 2010, 2009 and 2008 was as follows:

	Year ended September 30,
	2010	2009	2008
	(in thousands)
License revenue	$296,021	$212,710	$332,380
Maintenance services revenue	496,422	499,117	501,066
Consulting and training services revenue	217,606	226,358	236,884

Total revenue	$1,010,049	$938,185	$1,070,330

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

Our software is distributed primarily through our direct sales force. In addition, we have an indirect distribution channel through alliances with resellers and, for our Mathcad products, with distributors. Revenue arrangements with resellers are recognized on a sell-through basis; that is, when we deliver the product to the end-user customer. We record consideration given to a reseller as a reduction of revenue to the extent we have recorded revenue from the reseller. We do not offer contractual rights of return, stock balancing, or price protection to our resellers, and actual product returns from them have been insignificant to date. As a result, we do not maintain reserves for reseller product returns. In contrast, revenue arrangements with distributors of our Mathcad products have a contractual right to exchange product and are recognized on a sell-in basis; that is, when we ship the products to the distributor. As of September 30, 2010, 2009 and 2008, the value of Mathcad product inventory held by distributors and the accrual that we have recorded for estimated product returns were not material.

At the time of each sale transaction, we must make an assessment of the collectability of the amount due from the customer. Revenue is only recognized at that time if management deems that collection is probable. In making this assessment, we consider customer credit-worthiness and historical payment experience. At that same time, we assess whether fees are fixed or determinable and free of contingencies or significant uncertainties. In assessing whether the fee is fixed or determinable, we consider the payment terms of the transaction, including transactions with payment terms that extend beyond our customary payment terms, and our collection experience in similar transactions without making concessions, among other factors. We have periodically provided financing to credit-worthy customers with payment terms up to 36 months. If the fee is determined not to be fixed or determinable, revenue is recognized only as payments become due from the customer, provided that all other revenue recognition criteria are met. Our software license arrangements generally do not include customer acceptance provisions. However, if an arrangement includes an acceptance provision, we record revenue only upon the earlier of (1) receipt of written acceptance from the customer or (2) expiration of the acceptance period.

Our software arrangements often include implementation and consulting services that are sold under consulting engagement contracts or as part of the software license arrangement. When we determine that such services are not essential to the functionality of the licensed software, we record revenue separately for the license and service elements of these arrangements, provided that appropriate evidence of fair value exists for the undelivered services (see discussion below). When consulting service qualifies for separate accounting, consulting revenues under time and materials billing arrangements are recognized as the services are performed. Consulting revenues under fixed-priced contracts are generally recognized using the percentage-of-completion method. Generally, we consider that a service is not essential to the functionality of the software based on various factors, including if the services may be provided by independent third parties experienced in providing such consulting and implementation in coordination with dedicated customer personnel and whether the services result in any modification or customization of the software functionality. If an arrangement does not qualify for separate accounting of the license and service elements, then license revenue is recognized together with the consulting services using the percentage-of-completion method of contract accounting. Under the percentage-of-completion method, we estimate the stage of completion of contracts with fixed or “not to exceed” fees based on hours or costs incurred to date as compared with estimated total project hours or costs at completion. Adjustments to estimates to complete are made in the periods in which facts resulting in a change become known. When total cost estimates exceed revenues, we accrue for the estimated losses when identified. The use of the percentage-of-completion method of accounting requires significant judgment relative to estimating total contract hours or costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed and anticipated changes in salaries and other costs.

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

For subscription-based licenses, license revenue is recognized ratably over the term of the arrangement. In limited circumstances, where the right to use the software license is contingent upon current payments of maintenance, fees for software license and maintenance are recognized ratably over the initial maintenance term.

Maintenance services generally include rights to unspecified upgrades (when and if available), telephone and internet-based support, updates and bug fixes. Maintenance revenue is recognized ratably over the term of the maintenance contract on a straight-line basis.

Reimbursements of out-of-pocket expenditures incurred in connection with providing consulting services are included in services revenue, with the offsetting expense recorded in cost of service revenue.

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

As of September 30, 2010, we have a remaining valuation allowance of $14.9 million against net deferred tax assets in the U.S. and a remaining valuation allowance of $25.6 million against net deferred tax assets in certain foreign jurisdictions. The valuation allowance recorded against net deferred tax assets in the U.S. consists of $5.8 million for foreign tax credits, $9.0 million for research and development credits that we have determined are not likely to be realized, and $0.1 million for certain state net operating loss carryforwards that will likely expire without being utilized. The valuation allowance recorded against net deferred tax assets of certain foreign jurisdictions is established primarily for our net operating loss carryforwards, the majority of which do not expire. There are limitations imposed on the utilization of such net operating losses that could further restrict the recognition of any tax benefits.

At September 30, 2010, we have a net deferred tax asset balance of $103.5 million primarily relating to our U.S. operations. We have concluded, based on the weight of available evidence, that our net deferred tax assets are more likely than not to be realized in the future. In arriving at this conclusion, we evaluated all available evidence, including our cumulative profitability on a pre-tax basis for the last three years (adjusted for permanent differences) and improving profitability forecasts for the U.S. operations. We will continue to reassess our valuation allowance requirements each financial reporting period.

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

Valuation of Goodwill

Our goodwill totaled $418.5 million and $428.3 million as of September 30, 2010 and 2009, respectively.

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

Accounting for Pensions

In the U.S., we sponsor a frozen pension plan covering mostly inactive participants. We make several assumptions that are used in calculating the expense and liability of this plan. These key assumptions include the expected long-term rate of return on plan assets and the discount rate. In selecting the expected long-term rate of return on assets, we consider the average future rate of earnings expected on the funds invested or to be invested to provide for the benefits under the pension plan. This includes considering the plan’s asset allocations and the expected returns likely to be earned over the life of this plan. The discount rate reflects the estimated rate at which an amount that is invested in a portfolio of high-quality debt instruments would provide the future cash flows necessary to pay benefits when they come due. In addition, our actuarial consultants determine the expense and liabilities of the plan using other assumptions for future experience, such as mortality rates. The actuarial assumptions used by us may differ materially from actual results due to changing market and economic conditions or longer or shorter life spans of the participants. Our actual results could differ materially from those we estimated, which could require us to record a greater amount of pension expense in future years. In determining our pension cost for 2010, 2009 and 2008, we used a discount rate of 5.50%, 7.50%, and 6.25% respectively, and an expected return on plan assets of 7.50% for each year.

Certain of our international subsidiaries also sponsor pension plans. Accounting and reporting for these plans requires the use of country-specific assumptions for discount rates and expected rates of return on assets. We apply a consistent methodology in determining the key assumptions that, in addition to future experience assumptions such as mortality rates, are used by our actuaries to determine our liability and expense for each of these plans. In determining our pension cost for 2010, 2009 and 2008, we used weighted average discount rates of 5.1%, 5.7% and 5.2%, respectively, and weighted average expected returns on plan assets of 6.1%, 6.2% and 5.7%, respectively.

In 2010 and 2009, our actual return on plan assets was a gain of $7.7 million and $1.8 million, respectively, while in 2008 our return was a loss of $13.2 million. Distress in the financial markets has caused, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuation of others. If actual returns are below our expected rate of return, it will impact the amount and timing of future contributions and expense for these plans.

As of September 30, 2010 and 2009, our plans in total were unfunded, representing the difference between our projected benefit obligation and fair value of plan assets, by $57.3 million and $48.4 million, respectively. The projected benefit obligation as of September 30, 2010 was determined using a discount rate of 5.0% for the U.S. plan and a weighted average discount rate of 4.0% for our international plans. The most sensitive assumptions used in calculating the expense and liability of our pension plans are the discount rate and the expected return on plan assets. Total net periodic pension cost was $4.7 million in 2010 and we expect it to be approximately $5 million in 2011. A 50 basis point change to our discount rate and expected return on plan assets assumptions would have changed our pension expense for the year ended September 30, 2010 by less than $1 million. A 50 basis point decrease in our discount rate assumptions would increase our projected benefit obligation as of September 30, 2010 by approximately $12 million.

Allowance for Doubtful Accounts and Other Receivables

Management judgment is required in assessing the collectability of customer accounts and other receivables, for which we generally do not require collateral. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In determining the adequacy of the allowance for doubtful accounts, management specifically analyzes individual accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic conditions, accounts receivable aging trends and changes in our customer payment terms. Our customer base consists of large numbers of geographically diverse customers dispersed across many industries, and no individual customer comprised more than 10% of our net accounts receivable for any period presented. The following table summarizes our accounts receivable and related reserve balances at September 30, 2010 and 2009:

	September 30,
	2010	2009
	(Dollar amounts in thousands)
Gross accounts receivable	$173,840	$171,920
Allowances for doubtful accounts	(4,559)	(5,329)

Net accounts receivable	$169,281	$166,591

Accounts receivable reserves as a percentage of gross accounts receivable	2.6%	3.1%

If the financial condition of our customers deteriorated, additional allowances might be required, resulting in future operating expenses that are not included in the allowance for doubtful accounts. The allowance for doubtful accounts as a percentage of gross accounts receivable varies depending on the level and timing of quarterly revenue as well as the timing of the resolution of specifically reserved doubtful accounts receivable, either via collection or write-off.

Liquidity and Capital Resources

	September 30,
	2010	2009	2008
	(in thousands)
Cash and cash equivalents	$240,253	$235,122	$256,941

Activity for the year included the following:
Cash provided by operating activities	$156,644	$69,676	$222,240
Cash used by investing activities	(29,450)	(62,877)	(287,031)
Cash (used) provided by financing activities	(120,735)	(32,452)	62,457
Cash provided by operating activities included the following:
Cash disbursements for restructuring and other charges	(14,510)	(24,701)	(25,080)
Cash used by investing activities included the following:
Cash paid to acquire businesses, net of cash acquired	(2,721)	(32,790)	(261,592)
Cash paid for additions to property and equipment	(26,729)	(30,087)	(25,439)
Cash (used) provided by financing activities included the following:
Net (repayments) borrowings under revolving credit facility	(50,832)	(31,951)	88,139
Repurchases of common stock	(62,542)	(14,157)	(27,297)

We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. The portfolio is invested in short-term instruments to ensure cash is available to meet requirements as needed.

Cash provided by operating activities

2010 compared to 2009

The increase in cash provided by operating activities was primarily due to:

•	higher profitability (income before income taxes increased $64.9 million to $82.1 million in 2010 from $17.2 million in 2009);

•	lower payments related to 2009 year-end compensation accruals; and

•	income tax payments that were $21.3 million lower in 2010 compared to 2009.

These increases were partially offset by 2009 benefitting from cash collections of 2008 accounts receivable. Accounts receivable was $169.3 million, $166.6 million and $201.5 million at September 30, 2010, 2009 and 2008, respectively. Cash collections on accounts receivable remained strong with days sales outstanding of 57 days as of the end of 2010, compared to 62 days as of the end of 2009.

We have periodically provided financing to credit-worthy customers with payment terms up to 36 months. Other assets in the accompanying consolidated balance sheets include non-current receivables from customers related to extended payment term contracts totaling $17.1 million and $10.5 million at September 30, 2010 and 2009, respectively, which negatively impacted our cash flows from operating activities in 2010 by $6.6 million.

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

Cash used by investing activities

	2010	2009	2008
	(in thousands)
Cash used by investing activities included the following:
Acquisitions of businesses, net of cash acquired	$(2,721)	$(32,790)	$(261,592)
Additions to property and equipment	(26,729)	(30,087)	(25,439)

	$(29,450)	$(62,877)	$(287,031)

We completed acquisitions of businesses in each of 2010, 2009 and 2008. In 2008, we paid, net of cash acquired, $247.5 million for CoCreate. Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements.

Cash (used) provided by financing activities

	2010	2009	2008
	(in thousands)
Cash (used) provided by financing activities included the following:
Net (repayments) borrowings under revolving credit facility	$(50,832)	$(31,951)	$88,139
Repurchases of common stock	(62,542)	(14,157)	(27,297)
Payments of withholding taxes in connection with vesting of stock-based awards	(20,307)	(4,389)	(10,724)
Proceeds from issuance of common stock	15,284	5,136	12,701
Excess tax benefits from stock-based awards	221	13,094	169
Credit facility origination costs	(2,559)	—	—
Other	—	(185)	(531)

	$(120,735)	$(32,452)	$62,457

Share Repurchase Authorization

Our Board of Directors has authorized us to use up to $200 million of cash from operations to repurchase shares of our common stock in open market purchases. This authorization will expire on September 30, 2011 unless earlier revoked. In 2010, we repurchased 3.7 million shares at a cost of $62.5 million, leaving $118.0 million remaining under our current authorization. In 2009, we repurchased 1.2 million shares and in 2008, we repurchased 1.7 million shares. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued. Future repurchases of shares will reduce our cash balances.

Credit Facility

In the fourth quarter of 2010, we entered into a new revolving credit facility with a bank syndicate, under which we may borrow funds up to $300 million (with an accordion feature that allows us to borrow up to an additional $150 million if the existing or additional lenders agree), repay the same in whole or in part, and re-borrow at any time through August 22, 2014, when all amounts outstanding will be due and payable in full. In connection with entering into this credit facility, we terminated our existing credit facility (the prior credit facility) under which we could borrow up to $230 million through February 21, 2011.

In 2008, in connection with our acquisition of CoCreate, we borrowed $220 million under the prior credit facility in two tranches: $36 million that accrued interest at the Eurodollar-based borrowing rate, and an alternate currency loan of 124.6 million Euros, equivalent to $184 million at the borrowing date. The $36 million loan was repaid in full in 2008 and the Euro loan was repaid over the course of 2009 and 2010. As of September 30, 2010, we had no amounts outstanding under the revolving credit facility.

For a description of the terms and conditions of the new credit facility, including limitations on our ability to undertake certain actions, see “Note H. Commitments and Contingencies” in the Notes to Consolidated Financial Statements of this Form 10-K.

Expectations for Fiscal 2011

The resolution of litigation as described in PART I. Item 3.“Legal Proceedings” will reduce our cash balance by approximately $48 million in the first quarter of 2011. We believe that existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet this litigation payment and to meet our working capital and capital expenditure requirements through at least the next twelve months.

We expect to continue to repurchase our shares in 2011. Capital expenditures are currently anticipated to be approximately $28 million.

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

Contractual Obligations

At September 30, 2010, our contractual obligations are as follows:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Operating leases(1)	$109.1	$36.1	$43.7	$18.5	$10.8
Purchase obligations(2)	31.7	22.2	8.1	1.4	—
Pension liabilities(3)	57.3	2.0	17.7	17.7	19.9
Unrecognized tax benefits(4)	15.9	—	—	—	—

Total	$214.0	$60.3	$69.5	$37.6	$30.7

(1)

The future minimum lease payments above include minimum future lease payments for excess facilities, net of expected sublease income under existing sublease arrangements, under noncancellable operating leases. These leases qualify for operating lease accounting treatment and, as such, are not included on our balance sheet. As of September 30, 2010, future minimum lease payments for the lease for our headquarters facility, located in Needham, Massachusetts, included in the table above total $23 million. In the first quarter of 2011, we entered into an agreement to renew this lease for an additional ten years (through November 2022) committing the company to additional future minimum lease payments of $72 million (not included in the table above). See Notes H and O of “Notes to Consolidated Financial Statements” for additional information.

(2)	Purchase obligations represent minimum commitments due to third parties, including royalty contracts, research and development contracts, telecommunication contracts, information technology maintenance contracts in support of internal-use software and hardware and other marketing and consulting contracts. Contracts for which our commitment is variable based on volumes, with no fixed minimum quantities, and contracts that can be cancelled without payment penalties have been excluded. The purchase obligations included above are in addition to amounts included in current liabilities recorded on our September 30, 2010 consolidated balance sheet.
(3)	These obligations relate to our U.S. and international pension plans. These liabilities are not subject to fixed payment terms. Payments have been estimated based on the plans’ current funded status and actuarial assumptions. In addition, we may, at our discretion, make additional voluntary contributions to the plans. See Note M of “Notes to Consolidated Financial Statements” for further discussion.
(4)	As of September 30, 2010, we had recorded total unrecognized tax benefits of $15.9 million. This liability is not subject to fixed payment terms and the amount and timing of payments, if any, which we will make related to this liability are not known. See Note G of “Notes to Consolidated Financial Statements” for additional information.

As of September 30, 2010, we had letters of credit and bank guarantees outstanding of approximately $4.7 million (of which $1.0 million was collateralized), primarily related to our corporate headquarters lease in Needham, Massachusetts.

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

Our non-U.S. revenues generally are transacted through our non-U.S. subsidiaries and typically are denominated in their local currency. In addition, our non-U.S. expenses that are incurred by our non-U.S. subsidiaries typically are denominated in their local currency. Approximately 62%, 63% and 66% of our total revenue was from sales to customers outside of North America in 2010, 2009 and 2008, respectively. Approximately 49%, 50% and 52% of our total expenses were incurred by our subsidiaries domiciled outside of North America in 2010, 2009 and 2008, respectively.

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

As of September 30, 2010 and 2009, we had outstanding forward contracts with notional amounts equivalent to the following:

	September 30,
Currency Hedged	2010	2009
	(in thousands)
Euro/U.S. Dollar	$113,546	$61,502
British Pound/Euro	—	24,035
Indian Rupee/U.S. Dollar	20,262	19,969
Chinese Renminbi/U.S. Dollar	5,443	4,567
Japanese Yen/U.S. Dollar	—	4,843
All other	9,562	15,008

Total	$148,813	$129,924

Cash and cash equivalents

As of September 30, 2010, cash equivalents were invested in highly liquid investments with maturities of three months or less when purchased. We invest our cash with highly rated financial institutions in North America, Europe and Asia-Pacific and in diversified domestic and international money market mutual funds. At September 30, 2010, we had cash and cash equivalents of $74.0 million in Europe, $66.5 million in the United States, $52.9 million in the Pacific Rim (including India), $33.5 million in Japan and $13.4 million in other non-U.S. countries. Given the short maturities and investment grade quality of the portfolio holdings at September 30, 2010, a hypothetical 10% change in interest rates would not materially affect the fair value of our cash and cash equivalents.

Our invested cash is subject to interest rate fluctuations and, for non-U.S. operations, foreign currency risk. In a declining interest rate environment, we would experience a decrease in interest income. The opposite holds true in a rising interest rate environment. Over the past several years, the U.S. Federal Reserve Board, European Central Bank and Bank of England have changed certain benchmark interest rates, which have led to declines and increases in market interest rates. These changes in market interest rates have resulted in fluctuations in interest income earned on our cash and cash equivalents. Interest income will continue to fluctuate based on changes in market interest rates and levels of cash available for investment. Our consolidated cash balances were impacted unfavorably by $1.3 million and $4.0 million in 2010 and 2008, respectively, and favorably by $3.8 million in 2009, by the weakening and strengthening, respectively, of foreign currencies relative to the U.S. dollar, particularly the Euro and the Japanese Yen.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2010.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment and those criteria, our management concluded that, as of September 30, 2010, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of September 30, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears under Item 8.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our directors and executive officers, including the qualifications of certain members of the Audit Committee of our Board of Directors, may be found in the sections captioned “Proposal 1: Election of Directors,” “Our Directors,” “The Committees of the Board,” “Certain Relationships” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in our 2011 Proxy Statement. Such information is incorporated into this Item 10 by reference.

Our executive officers are:

Name	Age	Position
James E. Heppelmann	46	President and Chief Executive Officer
Jeffrey D. Glidden	60	Executive Vice President, Chief Financial Officer
Barry F. Cohen	66	Executive Vice President, Strategy
Paul J. Cunningham	48	Executive Vice President, Worldwide Sales
Anthony DiBona	55	Executive Vice President, Global Maintenance
Marc Diouane	42	Executive Vice President, Global Services
Robert C. Gremley	45	Executive Vice President, Corporate Marketing
Brian A. Shepherd	45	Executive Vice President, Product Development
Aaron C. von Staats	44	Corporate Vice President, General Counsel and Secretary
C. Richard Harrison	55	Executive Chairman

Mr. Heppelmann has been our President and Chief Executive Officer since October 2010. Mr. Heppelmann was our President and Chief Operating Officer from March 2009 through September 2010. Prior to that, Mr. Heppelmann served as our Executive Vice President and Chief Product Officer from February 2003 to March 2009. Mr. Heppelmann joined PTC in 1998.

Mr. Glidden has been our Executive Vice President, Chief Financial Officer since September 2010. Mr. Glidden was Vice President, Chief Financial Officer of Airvana, Inc., a publicly-traded network infrastructure provider, from December 2005 to April 2010. Prior to that, Mr. Glidden was employed by RSA Security Inc., a publicly-traded e-security company, where he was Senior Vice President, Finance and Operations from July 2002 to December 2005, Chief Financial Officer from September 2002 to December 2005, and Treasurer from October 2002 to December 2005.

Mr. Cohen has been our Executive Vice President, Strategy since October 2010. Mr. Cohen was our Executive Vice President, Strategic Services and Partners from August 2002 through September 2010. Mr. Cohen joined PTC in 1998.

Mr. Cunningham has been our Executive Vice President, Worldwide Sales since October 2002. Mr. Cunningham joined PTC in 1988.

Mr. DiBona has been our Executive Vice President, Global Maintenance since April 2003. Mr. DiBona joined PTC in 1998.

Mr. Diouane has been our Executive Vice President, Global Services since October 2010. Mr. Diouane was our Senior Divisional Vice President, International Sales EMEA and APAC from October 2009 to September 2010, our Senior Divisional Vice President, European Sales from October 2008 to September 2009, and our Divisional Vice President, European Sales from January 2005 to September 2008. Mr. Diouane joined PTC in August 1994.

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

Mr. Harrison has been our Executive Chairman since October 2010. Mr. Harrison was our Chairman and Chief Executive Officer from March 2009 through September 2010. Prior to that, Mr. Harrison served as our Chief Executive Officer and President from March 2000 to March 2009. Mr. Harrison joined PTC in 1987.

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

Information with respect to director and executive compensation may be found under the headings captioned “Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” appearing in our 2011 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item with respect to security ownership and our equity compensation plans may be found under the headings captioned “Information About PTC Common Stock Ownership” and “Equity Compensation Plan Information” in our 2011 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item may be found under the headings “Independence,” “Review of Transactions with Related Persons” and “Transactions with Related Persons” appearing in our 2011 Proxy Statement. Such information is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

Information with respect to this item may be found under the heading “Information About Our Independent Registered Public Accounting Firm” appearing in our 2011 Proxy Statement. Such information is incorporated herein by reference.

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

(c) Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of November, 2010.

PARAMETRIC TECHNOLOGY CORPORATION

By:	/s/ JAMES E. HEPPELMANN
James E. Heppelmann President and Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned officers and directors of Parametric Technology Corporation, hereby severally constitute Jeffrey D. Glidden and Aaron C. von Staats, Esq., and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below any and all subsequent amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below, on the 23rd day of November, 2010.

Signature	Title
(i) Principal Executive Officer:

/s/ JAMES E. HEPPELMANN James E. Heppelmann	President and Chief Executive Officer

(ii) Principal Financial and Accounting Officer:

/s/ JEFFREY D. GLIDDEN Jeffrey D. Glidden	Executive Vice President and Chief Financial Officer

(iii) Board of Directors:

/s/ C. RICHARD HARRISON C. Richard Harrison	Chairman of the Board of Directors

/s/ DONALD K. GRIERSON Donald K. Grierson	Lead Independent Director

/s/ ROBERT N. GOLDMAN Robert N. Goldman	Director

/s/ JAMES E. HEPPELMANN James E. Heppelmann	Director

/s/ PAUL A. LACY Paul A. Lacy	Director

/s/ MICHAEL E. PORTER Michael E. Porter	Director

/s/ ROBERT P. SCHECHTER Robert P. Schechter	Director

EXHIBIT INDEX

Exhibit Number		Exhibit

3.1(a)	—	Restated Articles of Organization of Parametric Technology Corporation adopted February 4, 1993 (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1996 (File No. 0-18059) and incorporated herein by reference).

3.1(b)	—	Articles of Amendment to Restated Articles of Organization adopted February 9, 1996 (filed as Exhibit 4.1(b) to our Registration Statement on Form S-8 (Registration No. 333-01297) and incorporated herein by reference).

3.1(c)	—	Articles of Amendment to Restated Articles of Organization adopted February 13, 1997 (filed as Exhibit 4.1(b) to our Registration Statement on Form S-8 (Registration No. 333-22169) and incorporated herein by reference).

3.1(d)	—	Articles of Amendment to Restated Articles of Organization adopted February 10, 2000 (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000 (File No. 0-18059) and incorporated herein by reference).

3.1(e)	—	Certificate of Vote of Directors establishing Series A Junior Participating Preferred Stock (filed as Exhibit 3.1(e) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 0-18059) and incorporated herein by reference).

3.1(f)	—	Articles of Amendment to Restated Articles of Organization adopted February 28, 2006 (filed as Exhibit 3.1(f) to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2006 (File No. 0-18059) and incorporated herein by reference).

3.2	—	By-Laws, as amended and restated, of Parametric Technology Corporation (filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 0-18059) and incorporated herein by reference).

4.1	—	Rights Agreement effective as of January 5, 2001 between Parametric Technology Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 0-18059) and incorporated herein by reference).

10.1.1*	—	Parametric Technology Corporation 2000 Equity Incentive Plan (filed as Exhibit 10.3 to our Current Report on Form 8-K dated March 10, 2009 (File No. 0-18059) and incorporated herein by reference).

10.1.2*	—	Form of Restricted Stock Agreement (Non-Employee Director) (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 0-18059) and incorporated herein by reference).

10.1.3*	—	Form of Restricted Stock Agreement (Employee) (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005 (File No. 0-18059) and incorporated herein by reference).

10.1.4*	—	Form of Restricted Stock Unit Certificate (U.S.) (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005 (File No. 0-18059) and incorporated herein by reference).

10.1.5	—	Form of Restricted Stock Unit Certificate (Non-U.S.) (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005 (File No. 0-18059) and incorporated herein by reference).

10.1.6*	—	Form of Incentive Stock Option Certificate (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005 (File No. 0-18059) and incorporated herein by reference).

Exhibit Number		Exhibit

10.1.7*	—	Form of Nonstatutory Stock Option Certificate (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005 (File No. 0-18059) and incorporated herein by reference).

10.1.8*	—	Form of Stock Appreciation Right Certificate (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005 (File No. 0-18059) and incorporated herein by reference).

10.2*	—	Parametric Technology Corporation 1997 Incentive Stock Option Plan (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 0-18059) and incorporated herein by reference).

10.3*	—	Amendment to Parametric Technology Corporation 1997 Incentive Stock Option Plan (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 (File No. 0-18059) and incorporated herein by reference).

10.4	—	Parametric Technology Corporation 1997 Nonstatutory Stock Option Plan (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 0-18059) and incorporated herein by reference).

10.6*	—	Parametric Technology Corporation 1996 Directors Stock Option Plan, as amended (filed as Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1999 (File No. 0-18059) and incorporated herein by reference).

10.7*	—	Executive Agreement with C. Richard Harrison, Executive Chairman, dated May 7, 2010 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010 (File No. 0-18059) and incorporated herein by reference).

10.8*	—	Amended and Restated Executive Agreement with James E. Heppelmann, President and Chief Executive Officer, dated May 7, 2010 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010 (File No. 0-18059) and incorporated herein by reference).

10.9*	—	Form of Amended and Restated Executive Agreement entered into with each of Mr. Cohen, Mr. Cunningham, Mr. DiBona, Mr. Gremley, Mr. Shepherd, and Mr. von Staats (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter dated April 3, 2010 (File No. 0-18059) and incorporated herein by reference).

10.10*	—	Executive Agreement dated September 14, 2010 with Mr. Glidden (filed as Exhibit 10 to our Current Report on Form 8-K dated September 20, 2010 (File No. 0-18059) and incorporated herein by reference).

10.11*	—	Executive Agreement dated October 1, 2010 with Mr. Diouane.

10.12*	—	Offer Letter dated October 1, 2010 by and between Parametric Technology Corporation and Mr. Diouane.

10.13*	—	Employment Agreement dated October 1, 2010 by and between Parametric Technology Corporation (UK) Limited and Mr. Diouane.

10.14*	—	Consulting Agreement with Michael E. Porter dated November 19, 2009 (filed as Exhibit 10.9 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 (File No. 0-18059) and incorporated herein by reference).

10.15*	—	2009 Executive Cash Incentive Performance Plan (filed as Exhibit 10 to our Current Report on Form 8-K dated November 9, 2009 (File No. 0-18059) and incorporated herein by reference).

Exhibit Number		Exhibit

10.16*	—	Director compensation information (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010 (File No. 0-18059) and incorporated herein by reference).

10.17*	—	Compensatory arrangements with Executive Officers.

10.18	—	Lease dated December 14, 1999 by and between PTC and Boston Properties Limited Partnership (filed as Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 0-18059) and incorporated herein by reference).

10.19	—	Third Amendment to Lease Agreement dated as of October 27, 2010 by and between Boston Properties Limited Partnership and Parametric Technology Corporation (filed as Exhibit 10.1 to our Current Report on Form 8-K dated November 8, 2010 (File No. 0-18059) and incorporated herein by reference).

10.20	—	Credit Agreement dated as of August 23, 2010 by and among Parametric Technology Corporation, JPMorgan Chase Bank, N.A., KeyBank National Association, Sovereign Bank, RBS Citizens, N.A., Wells Fargo Bank, N.A., Silicon Valley Bank, The Huntington National Bank, HSBC Bank USA, N.A., TD Bank, N.A., and Bank of America, N.A.(filed as Exhibit 10 to our Current Report on Form 8-K dated August 23, 2010 (File No 0-18059) and incorporated herein by reference).

21.1	—	Subsidiaries of Parametric Technology Corporation.

23.1	—	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

31.1	—	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a).

31.2	—	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a).

32**	—	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

101***	—	The following materials from Parametric Technology Corporation’s Annual Report on Form 10-K for the year ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2010 and 2009; (ii) Consolidated Statements of Operations for the years ended September 30, 2010, 2009 and 2008; (iii) Consolidated Statements of Cash Flows for the years ended September 30, 2010, 2009 and 2008; (iv) Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2010, 2009 and 2008; (v) Consolidated Statements of Comprehensive Income for the years ended September 30, 2010, 2009 and 2008; and (vi) Notes to Consolidated Financial Statements.

*	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of PTC participates.
**	Indicates that the exhibit is being furnished with this report and is not filed as a part of it.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

APPENDIX A

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$240,253	$235,122
Accounts receivable, net of allowance for doubtful accounts of $4,559 and $5,329 at September 30, 2010 and 2009, respectively	169,281	166,591
Prepaid expenses	32,116	24,166
Other current assets	91,126	77,856
Deferred tax assets	35,481	42,731

Total current assets	568,257	546,466
Property and equipment, net	58,064	58,105
Goodwill	418,509	428,268
Acquired intangible assets, net	127,931	168,249
Deferred tax assets	90,458	110,193
Other assets	43,845	38,931

Total assets	$1,307,064	$1,350,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$—	$57,880
Accounts payable	11,734	13,292
Accrued expenses and other current liabilities	52,803	44,052
Accrued compensation and benefits	98,476	85,984
Accrued income taxes	516	9,223
Deferred tax liabilities	—	216
Accrued litigation	50,644	51,892
Deferred revenue	238,821	228,892

Total current liabilities	452,994	491,431
Deferred tax liabilities	22,452	29,164
Deferred revenue	7,019	5,378
Other liabilities	77,295	62,658

Total liabilities	559,760	588,631

Commitments and contingencies (Note H)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 115,826 and 115,950 shares issued and outstanding at September 30, 2010 and 2009, respectively	1,158	1,160
Additional paid-in capital	1,802,786	1,822,544
Accumulated deficit	(1,004,160)	(1,028,528)
Accumulated other comprehensive loss	(52,480)	(33,595)

Total stockholders’ equity	747,304	761,581

Total liabilities and stockholders’ equity	$1,307,064	$1,350,212

The accompanying notes are an integral part of these consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended September 30,
	2010	2009	2008
Revenue:
License	$296,021	$212,710	$332,380
Service	714,028	725,475	737,950

Total revenue	1,010,049	938,185	1,070,330

Costs and expenses:
Cost of license revenue	31,047	29,962	30,123
Cost of service revenue	276,648	279,797	300,663
Sales and marketing	317,532	301,369	306,880
Research and development	201,567	188,501	182,022
General and administrative	92,875	80,670	87,829
Amortization of acquired intangible assets	15,605	15,620	15,579
In-process research and development	—	300	1,887
Restructuring and other charges	—	22,671	20,102

Total costs and expenses	935,274	918,890	945,085

Operating income	74,775	19,295	125,245
Gain on litigation resolution	9,039	—	—
Interest income	3,009	4,557	10,056
Interest expense	(1,526)	(3,197)	(7,823)
Other expense, net	(3,161)	(3,484)	(8,592)

Income before income taxes	82,136	17,171	118,886
Provision for (benefit from) income taxes	57,768	(14,351)	39,184

Net income	$24,368	$31,522	$79,702

Earnings per share—Basic	$0.21	$0.27	$0.70
Earnings per share—Diluted	$0.20	$0.27	$0.68
Weighted average shares outstanding—Basic	115,639	114,950	113,703
Weighted average shares outstanding—Diluted	119,925	117,359	117,870

The accompanying notes are an integral part of these consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended September 30,
	2010	2009	2008
Cash flows from operating activities:
Net income	$24,368	$31,522	$79,702
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	48,911	43,328	44,396
Depreciation and amortization	62,182	61,610	60,021
Provision for loss on accounts receivable	1,243	1,604	2,397
Provision for (benefit from) deferred income taxes	21,998	(55,414)	(2,740)
Excess tax benefits from stock-based awards	(221)	(13,094)	—
In-process research and development	—	300	1,887
Non-cash loss on liquidation of subsidiaries	—	—	6,206
Other non-cash costs, net	47	117	363
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(531)	55,347	42,006
Accounts payable and accrued expenses	8,400	(20,994)	(14,002)
Accrued litigation	(5,038)	—	—
Accrued compensation and benefits	12,191	2,127	762
Deferred revenue	1,440	(20,403)	2,077
Accrued income taxes, net of income tax receivable	(5,864)	(11,906)	7,318
Other current assets and prepaid expenses	(6,379)	2,389	114
Other noncurrent assets	(3,713)	(1,670)	(6,864)
Other noncurrent liabilities	(2,390)	(5,187)	(1,403)

Net cash provided by operating activities	156,644	69,676	222,240

Cash flows from investing activities:
Additions to property and equipment	(26,729)	(30,087)	(25,439)
Acquisitions of businesses, net of cash acquired	(2,721)	(32,790)	(261,592)

Net cash used by investing activities	(29,450)	(62,877)	(287,031)

Cash flows from financing activities:
Borrowings under revolving credit facility	—	—	220,000
Repayment of borrowings under revolving credit facility	(50,832)	(31,951)	(131,861)
Proceeds from issuance of common stock	15,284	5,136	12,701
Excess tax benefits from stock-based awards	221	13,094	169
Payments of withholding taxes in connection with vesting of stock-based awards	(20,307)	(4,389)	(10,724)
Repurchases of common stock	(62,542)	(14,157)	(27,297)
Credit facility origination costs	(2,559)	—	—
Other	—	(185)	(531)

Net cash (used) provided by financing activities	(120,735)	(32,452)	62,457

Effect of exchange rate changes on cash and cash equivalents	(1,328)	3,834	(3,996)

Net increase (decrease) in cash and cash equivalents	5,131	(21,819)	(6,330)
Cash and cash equivalents, beginning of year	235,122	256,941	263,271

Cash and cash equivalents, end of year	$240,253	$235,122	$256,941

The accompanying notes are an integral part of these consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 1, 2007	114,704	$1,147	$1,759,459	$(1,132,565)	$(33,534)	$594,507
Common stock issued for employee stock-based awards	3,290	33	12,668	—	—	12,701
Shares surrendered by employees to pay taxes related to stock-based awards	(604)	(6)	(10,718)	—	—	(10,724)
Compensation expense from stock-based awards	—	—	44,396	—	—	44,396
Excess tax benefits from stock-based awards	—	—	169	—	—	169
Net income	—	—	—	79,702	—	79,702
Repurchases of common stock	(1,664)	(17)	(27,280)	—	—	(27,297)
FIN 48 beginning retained earnings adjustment	—	—	—	(7,187)	—	(7,187)
Foreign currency translation adjustment	—	—	—	—	(1,389)	(1,389)
Change in pension benefits, net of tax	—	—	—	—	17,647	17,647

Balance as of September 30, 2008	115,726	$1,157	$1,778,694	$(1,060,050)	$(17,276)	$702,525
Common stock issued for employee stock-based awards	1,870	19	5,117	—	—	5,136
Shares surrendered by employees to pay taxes related to stock-based awards	(422)	(4)	(4,385)	—	—	(4,389)
Compensation expense from stock-based awards	—	—	43,328	—	—	43,328
Excess tax benefits from stock-based awards	—	—	13,935	—	—	13,935
Net income	—	—	—	31,522	—	31,522
Repurchases of common stock	(1,224)	(12)	(14,145)	—	—	(14,157)
Foreign currency translation adjustment	—	—	—	—	2,913	2,913
Change in pension benefits, net of tax	—	—	—	—	(19,232)	(19,232)

Balance as of September 30, 2009	115,950	$1,160	$1,822,544	$(1,028,528)	$(33,595)	$761,581
Common stock issued for employee stock-based awards	4,829	47	15,237	—	—	15,284
Shares surrendered by employees to pay taxes related to stock-based awards	(1,236)	(12)	(20,295)	—	—	(20,307)
Compensation expense from stock-based awards	—	—	48,911	—	—	48,911
Tax shortfalls from stock-based awards	—	—	(1,106)	—	—	(1,106)
Net income	—	—	—	24,368	—	24,368
Repurchases of common stock	(3,717)	(37)	(62,505)	—	—	(62,542)
Foreign currency translation adjustment	—	—	—	—	(9,035)	(9,035)
Change in pension benefits, net of tax	—	—	—	—	(9,850)	(9,850)

Balance as of September 30, 2010	115,826	$1,158	$1,802,786	$(1,004,160)	$(52,480)	$747,304

The accompanying notes are an integral part of these consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year ended September 30,
	2010	2009	2008
Comprehensive income:
Net income	$24,368	$31,522	$79,702

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0 for all periods	(9,035)	2,913	(1,389)
Change in pension benefits, net of tax of $4,293 for 2010, $10,178 for 2009 and ($699) for 2008	(9,850)	(19,232)	17,647

Other comprehensive income (loss)	(18,885)	(16,319)	16,258

Comprehensive income	$5,483	$15,203	$95,960

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

Revenue Recognition

We derive revenues from three primary sources: (1) software licenses, (2) maintenance services and (3) consulting and training services. Revenue by type for 2010, 2009 and 2008 was as follows:

	Year ended September 30,
	2010	2009	2008
	(in thousands)
License revenue	$296,021	$212,710	$332,380
Maintenance services revenue	496,422	499,117	501,066
Consulting and training services revenue	217,606	226,358	236,884

Total revenue	$1,010,049	$938,185	$1,070,330

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

Our software is distributed primarily through our direct sales force. In addition, we have an indirect distribution channel through alliances with resellers and, for our Mathcad products, with distributors. Revenue arrangements with resellers are recognized on a sell-through basis; that is, when we deliver the product to the end-user customer. We record consideration given to a reseller as a reduction of revenue to the extent we have recorded revenue from the reseller. We do not offer contractual rights of return, stock balancing, or price protection to our resellers, and actual product returns from them have been insignificant to date. As a result, we do not maintain reserves for reseller product returns. In contrast, revenue arrangements with distributors of our Mathcad products have a contractual right to exchange product and are recognized on a sell-in basis; that is, when we ship the products to the distributor. As of September 30, 2010, 2009 and 2008, the value of Mathcad product inventory held by distributors and the accrual that we have recorded for estimated product returns were not material.

At the time of each sale transaction, we must make an assessment of the collectability of the amount due from the customer. Revenue is only recognized at that time if management deems that collection is probable. In making this assessment, we consider customer credit-worthiness and historical payment experience. At that same time, we assess whether fees are fixed or determinable and free of contingencies or significant uncertainties. In assessing whether the fee is fixed or determinable, we consider the payment terms of the transaction, including transactions with payment terms that extend beyond our customary payment terms, and our collection experience in similar transactions without making concessions, among other factors. We have periodically provided financing to credit-worthy customers with payment terms up to 36 months. If the fee is determined not to be fixed or determinable, revenue is recognized only as payments become due from the customer, provided that all other revenue recognition criteria are met. Our software license arrangements generally do not include customer acceptance provisions. However, if an arrangement includes an acceptance provision, we record revenue only upon the earlier of (1) receipt of written acceptance from the customer or (2) expiration of the acceptance period.

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

Consulting revenues under fixed-priced contracts are generally recognized using the percentage-of-completion method. Generally, we consider that a service is not essential to the functionality of the software based on various factors, including if the services may be provided by independent third parties experienced in providing such consulting and implementation in coordination with dedicated customer personnel and whether the services result in any modification or customization of the software functionality. If an arrangement does not qualify for separate accounting of the license and service elements, then license revenue is recognized together with the consulting services using the percentage-of-completion method of contract accounting. Under the percentage-of-completion method, we estimate the stage of completion of contracts with fixed or “not to exceed” fees based on hours or costs incurred to date as compared with estimated total project hours or costs at completion. Adjustments to estimates to complete are made in the periods in which facts resulting in a change become known. When total cost estimates exceed revenues, we accrue for the estimated losses when identified. The use of the percentage-of-completion method of accounting requires significant judgment relative to estimating total contract hours or costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed and anticipated changes in salaries and other costs.

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

For subscription-based licenses, license revenue is recognized ratably over the term of the arrangement. In limited circumstances, where the right to use the software license is contingent upon current payments of maintenance, fees for software license and maintenance are recognized ratably over the initial maintenance term.

Maintenance services generally include rights to unspecified upgrades (when and if available), telephone and internet-based support, updates and bug fixes. Maintenance revenue is recognized ratably over the term of the maintenance contract on a straight-line basis.

Reimbursements of out-of-pocket expenditures incurred in connection with providing consulting services are included in services revenue, with the offsetting expense recorded in cost of service revenue.

Training services include on-site and classroom training. Training revenues are recognized as the related training services are provided.

Deferred Revenue

Deferred revenue primarily relates to software maintenance agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and, if not yet paid, the related amount is included in other current assets. Billed but uncollected maintenance-related amounts included in other current assets at September 30, 2010 and 2009 were $76.8 million and $66.0 million, respectively. Deferred revenue consisted of the following:

	September 30,
	2010	2009
	(in thousands)
Deferred maintenance revenue	$225,685	$210,900
Deferred other service revenue	13,157	15,008
Deferred license revenue	6,998	8,362

Total deferred revenue	$245,840	$234,270

Cash, Cash Equivalents and Marketable Investments

Our cash equivalents and marketable investments are invested in debt instruments of financial institutions, government entities and corporations and in mutual funds and time deposits. We have established guidelines relative to credit ratings, diversification and maturities that are intended to maintain safety and liquidity. Cash equivalents include highly liquid investments with maturity periods of three months or less when purchased. Marketable investments are those with original maturities in excess of three months. Marketable investments as of September 30, 2010 and 2009 were not material.

Concentration of Credit Risk and Fair Value of Financial Instruments

The amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short maturities. Financial instruments that potentially subject us to concentration of credit risk consist primarily of investments, trade accounts receivable and foreign currency derivative instruments. Our cash, cash equivalents, investments and foreign currency derivatives are placed with financial institutions with high credit standings. Our credit risk for derivatives is also mitigated due to the short-term nature of the contracts. Our customer base consists of large numbers of geographically diverse customers dispersed across many industries, and no individual customer comprised more than 10% of our net trade accounts receivable as of September 30, 2010 or 2009.

Fair Value Measurements

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. The accounting standard establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs that may be used to measure fair value:

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

•	Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our significant financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and 2009 were as follows:

	September 30, 2010	September 30, 2009
	(in thousands)
Financial assets
Cash equivalents—Level 1 (1)	$86,826	$81,406

Financial liabilities
Forward contracts—Level 2	$(1,974)	$(550)

(1)	Money market funds and time deposits.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In determining the adequacy of the allowance for doubtful accounts, management specifically analyzes individual accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic conditions, accounts receivable aging trends and changes in our customer payment terms. Our allowance for doubtful accounts on trade accounts receivable was $4.6 million as of September 30, 2010, $5.3 million as of September 30, 2009, $5.2 million as of September 30, 2008 and $3.9 million as of September 30, 2007. Uncollectible trade accounts receivable written-off, net of recoveries, were $1.9 million, $1.5 million and $1.1 million in 2010, 2009 and 2008, respectively. Provisions for bad debt expense were $1.2 million, $1.6 million and $2.4 million in 2010, 2009 and 2008, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

Transfers of Financial Assets

We offer our customers the option to purchase software and services through payment plans. Other assets in the accompanying consolidated balance sheets include non-current receivables from customers related to extended payment term contracts totaling $17.1 million and $10.5 million at September 30, 2010 and 2009, respectively. We occasionally transfer future payments under certain of these contracts to third-party financial institutions on a non-recourse basis. We record such transfers as sales of the related accounts receivable when we surrender control of such receivables.

Derivatives

Generally accepted accounting principles require all derivatives, whether designated in a hedging relationship or not, to be recorded on the balance sheet at fair value. Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met.

Derivatives are financial instruments whose values are derived from one or more underlying financial instruments, such as foreign currency. We enter into derivative transactions, specifically foreign currency forward contracts, to manage our exposure to fluctuations in foreign exchange rates that arise primarily from our foreign currency-denominated receivables and payables. The contracts are primarily denominated in European currencies, typically have maturities of less than three months and require an exchange of foreign currencies for

U.S. dollars at maturity of the contracts at rates agreed to at inception of the contracts. We do not enter into or hold derivatives for trading or speculative purposes. Generally, we do not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized immediately in earnings. Because we enter into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Gains and losses on forward contracts and foreign denominated receivables and payables are included in other expense, net.

As of September 30, 2010 and 2009, we had outstanding forward contracts with notional amounts equivalent to the following:

	September 30,
Currency Hedged	2010	2009
	(in thousands)
Euro/U.S. Dollar	$113,546	$61,502
British Pound/Euro	—	24,035
Indian Rupee/U.S. Dollar	20,262	19,969
Chinese Renminbi/U.S. Dollar	5,443	4,567
Japanese Yen/U.S. Dollar	—	4,843
All other	9,562	15,008

Total	$148,813	$129,924

The accompanying consolidated balance sheets as of September 30, 2010 and 2009 include a net liability of $2.0 million and $0.5 million, respectively, in accrued expenses and other current liabilities related to the fair value of our forward contracts.

Net gains and losses on foreign currency exposures, including realized and unrealized gains and losses on forward contracts, included in other expense, net, were net losses of $2.9 million, $3.6 million and $2.9 million for 2010, 2009 and 2008, respectively. Excluding the underlying foreign currency exposure being hedged, net realized and unrealized gains and losses on forward contracts included in other expense, net, were net losses of $1.8 million in 2010 and $3.0 million in 2009 and a net gain of $6.0 million in 2008.

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

Software Development Costs

We incur costs to develop computer software to be licensed or otherwise marketed to customers. Research and development costs are expensed as incurred, except for costs of internally developed or externally purchased software that qualify for capitalization. Development costs for software to be sold externally incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized and, upon general release, are amortized using the greater of either the straight-line method over the expected life of the related products or are amortized based upon the pattern in which economic benefits related to such assets are being realized. The straight-line method is used if it approximates the same amount of expense as that calculated using the ratio that current period gross product revenues bear to total anticipated gross product revenues. No development costs for software to be sold externally were capitalized in 2010, 2009 or 2008. We capitalized software of $0.4 million, $6.0 million and $62.1 million in 2010, 2009 and 2008, respectively, in connection with our acquisitions of businesses and are included in acquired intangible assets (see Note E for further description).

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

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expenses incurred were $2.4 million, $2.0 million and $2.4 million in 2010, 2009 and 2008, respectively.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss), which includes foreign currency translation adjustments and changes in unrecognized actuarial gains and losses related to pension benefits. For the purposes of comprehensive income disclosures, we do not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as we intend to reinvest permanently undistributed earnings of our foreign subsidiaries. Accumulated other comprehensive income (loss) is reported as a component of stockholders’ equity and, as of September 30, 2010 and 2009, was comprised of cumulative translation adjustment gains of $1.8 million and $10.8 million, respectively, and unrecognized actuarial losses related to pension benefits net of tax of $(54.3) million and $(44.4) million, respectively.

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

	Year ended September 30,
	2010	2009	2008
	(in thousands, except per share data)
Net income	$24,368	$31,522	$79,702

Weighted average shares outstanding	115,639	114,950	113,703
Dilutive effect of employee stock options, restricted shares and restricted stock units	4,286	2,409	4,167
Diluted weighted average shares outstanding	119,925	117,359	117,870

Basic earnings per share	$0.21	$0.27	$0.70
Diluted earnings per share	$0.20	$0.27	$0.68

Stock options to purchase 1.7 million, 3.8 million and 3.2 million shares for 2010, 2009 and 2008, respectively, were excluded from the computation of diluted EPS as their effect would have been anti-dilutive.

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

Recent Accounting Pronouncements

Disclosures about Finance Receivables and Allowance for Credit Losses

In July 2010, the FASB issued Accounting Standard Update (ASU) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU No. 2010-20 requires disclosure about the credit quality of accounts receivables with terms exceeding one year and any related allowance for credit losses. These new disclosures are required for interim and fiscal periods ending after December 15, 2010 (our first quarter of fiscal 2011). We do not expect that the adoption of this standard will have an impact on our consolidated financial position, results of operations and cash flows.

C. Restructuring and Other Charges

We did not incur any restructuring charges in 2010. In 2009, to reduce ongoing costs, we restructured operations resulting in restructuring charges of $22.7 million. The restructuring charges included $21.9 million for severance and related costs associated with 382 employees notified of termination during the year and $0.8 million related to excess facilities.

In 2008, as part of efforts to increase profitability, we relocated certain business functions to locations where we are seeking to enhance our business presence and where labor costs are lower, resulting in restructuring charges of $20.1 million. The restructuring charges included $10.7 million for severance and related costs associated with 185 employees notified of termination during the year and $7.9 million related to excess facilities. We also incurred other costs of $1.5 million in connection with our integration of CoCreate which we acquired in the first quarter of 2008.

The following table summarizes restructuring and other charges reserve activity for the three years ended September 30, 2010:

	Employee Severance and Related Benefits	Facility Closures and Other Costs	Total
	(in thousands)
Balance, October 1, 2007	$5,905	$17,401	$23,306
Charges to operations	10,683	9,419	20,102
Cash disbursements	(10,840)	(14,240)	(25,080)
Foreign currency impact	(243)	(401)	(644)

Balance, September 30, 2008	5,505	12,179	17,684
Charges to operations	21,872	799	22,671
Cash disbursements	(16,036)	(8,665)	(24,701)
Foreign currency impact	455	(334)	121

Balance, September 30, 2009	11,796	3,979	15,775
Cash disbursements	(11,710)	(2,800)	(14,510)
Foreign currency impact	(86)	(14)	(100)

Balance, September 30, 2010	$—	$1,165	$1,165

The accrual for facility closures and related costs is included in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheet, and the accrual for employee severance and related benefits is included in accrued compensation and benefits. As of September 30, 2010, of the $1.2 million remaining in accrued restructuring charges, $0.5 million was included in current liabilities and $0.7 million was included in other long-term liabilities, principally for facility costs to be paid out through 2013.

In determining the amount of the facilities accrual, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates are reviewed quarterly based on known real estate market conditions and the credit-worthiness of subtenants, and may result in revisions to established facility reserves. We had $1.2 million accrued as of September 30, 2010 related to excess facilities (compared to $4.0 million at September 30, 2009), representing gross lease commitments with agreements expiring at various dates through 2013 of approximately $4.3 million, net of committed sublease income of approximately $3.1 million.

D. Property and Equipment

Property and equipment consisted of the following:

	September 30,
	2010	2009
	(in thousands)
Computer hardware and software	$189,987	$215,071
Furniture and fixtures	18,557	20,292
Leasehold improvements	38,694	35,807

Gross property and equipment	247,238	271,170
Accumulated depreciation and amortization	(189,174)	(213,065)

Net property and equipment	$58,064	$58,105

Depreciation expense was $28.2 million, $26.3 million and $24.5 million in 2010, 2009 and 2008, respectively.

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

Year ended September 30, 2008
(in millions, except per share data)
Revenue	$1,083.7
Operating income	$128.7
Net income	$80.2
Earnings per share—Basic	$0.71
Earnings per share—Diluted	$0.68

F. Goodwill and Acquired Intangible Assets

We have two reportable segments: (1) software products and (2) services. As of September 30, 2010 and 2009, goodwill and acquired intangible assets in the aggregate attributable to our software products reportable segment was $524.3 million and $573.1 million, respectively, and attributable to our services reportable segment was $22.1 million and $23.4 million, respectively. Goodwill and other intangible assets are tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting segment below its carrying value. We completed our annual impairment review as of July 3, 2010 and concluded that no impairment charge was required as of that date. Through September 30, 2010, there have not been any events or changes in circumstances that indicate that the carrying values of goodwill or acquired intangible assets may not be recoverable.

Goodwill and acquired intangible assets consisted of the following:

	September 30, 2010			September 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Goodwill (not amortized)			$418,509			$428,268

Intangible assets with finite lives (amortized):
Purchased software	$134,375	$98,193	36,182	$138,267	$81,712	56,555
Capitalized software	22,877	22,877	—	22,877	22,877	—
Customer lists and relationships	148,753	60,490	88,263	154,016	47,550	106,466
Trademarks and tradenames	8,274	5,196	3,078	8,461	3,872	4,589
Other	3,538	3,130	408	3,669	3,030	639

	$317,817	$189,886	127,931	$327,290	$159,041	168,249

Total goodwill and acquired intangible assets			$546,440			$596,517

The changes in the carrying amounts of goodwill at September 30, 2010 from September 30, 2009 are due to the impact of acquisitions (described in Note E) and to foreign currency translation adjustments related to those asset balances that are recorded in non-U.S. currencies.

Presented by reportable segment, movements in goodwill were as follows:

	Software Products Segment	Services Segment	Total
	(in thousands)
Balance, October 1, 2008	$387,591	$17,604	$405,195
Acquisition of Synapsis	2,024	—	2,024
Acquisition of Relex	13,440	—	13,440
Prior acquisition tax adjustments	1,839	—	1,839
Foreign currency translation adjustments	5,691	79	5,770

Balance, September 30, 2009	$410,585	$17,683	$428,268
Acquisitions	2,385	—	2,385
Foreign currency translation adjustments	(12,005)	(139)	(12,144)

Balance, September 30, 2010	$400,965	$17,544	$418,509

The aggregate amortization expense for intangible assets with finite lives recorded for the years ended September 30, 2010, 2009 and 2008 was reflected in our consolidated statements of operations as follows:

	Year ended September 30,
	2010	2009	2008
	(in thousands)
Amortization of acquired intangible assets	$15,605	$15,620	$15,579
Cost of license revenue	18,367	19,674	19,903
Cost of service revenue	—	8	67

Total amortization expense	$33,972	$35,302	$35,549

The estimated aggregate future amortization expense for intangible assets with finite lives remaining as of September 30, 2010 is $28.2 million for 2011, $23.7 million for 2012, $20.7 million for 2013, $18.2 million for 2014, $15.4 million for 2015 and $21.7 million thereafter.

G. Income Taxes

Our income (loss) before income taxes consisted of the following:

	Year ended September 30,
	2010	2009	2008
	(in thousands)
Domestic	$(31,837)	$(44,069)	$8,666
Foreign	113,973	61,240	110,220

Total income before income taxes	$82,136	$17,171	$118,886

Our provision for (benefit from) income taxes consisted of the following:

	Year ended September 30,
	2010	2009	2008
	(in thousands)
Current:
Federal	$5,755	$21,576	$(882)
State	(177)	1,072	2,700
Foreign	30,192	18,415	40,106

	35,770	41,063	41,924

Deferred:
Federal	30,570	(36,081)	(378)
State	733	(5,439)	3,670
Foreign	(9,305)	(13,894)	(6,032)

	21,998	(55,414)	(2,740)

Total provision for (benefit from) income taxes	$57,768	$(14,351)	$39,184

The reconciliation between the statutory federal income tax rate and our effective income tax rate is shown below:

	Year ended September 30,
	2010	2009	2008
Statutory federal income tax rate	35%	35%	35%
State income taxes, net of federal tax benefit	1	(12)	2
Federal and state research and development credits	(1)	(17)	(4)
Change in valuation allowance	4	—	4
Tax audit and examination settlements	1	(12)	—
Foreign rate differences	(26)	(33)	(8)
Foreign litigation	—	(44)	—
Subsidiary reorganization	53	—	—
Other, net	3	(1)	4

Effective income tax rate	70%	(84)%	33%

During the fourth quarter of 2010, we completed a reorganization of our legal entity structure to support our tax and cash planning. The objective of this reorganization was to enable significant re-deployment and repatriation of cash between our international and domestic operations. This reorganization resulted in $446 million of foreign source taxable gain in the U.S., which was offset by foreign tax credits, primarily generated as a result of this transaction, and carry forward credits available. A significant amount of these carry forward credits were previously unrecognized due to the uncertainty of generating foreign source income in the U.S. The net tax effect of this reorganization was a $43.4 million tax provision in the U.S. While this reorganization drove a one-time increase in our 2010 effective income tax rate of 53%, it has no material effect on cash taxes paid. Our 2010 tax provision reflects a $6.0 million provision related to a research and development (R&D) cost sharing pre-payment by a foreign subsidiary to the U.S. This prepayment had no impact on our 2010 tax rate as the same prepayment was made in 2009 (as described below). Additionally, we established a full valuation allowance on foreign tax credits not expected to be realized.

Significant items impacting the tax provision in 2009 include a $7.6 million one-time tax benefit in connection with litigation in a foreign jurisdiction, a $2.2 million tax benefit related to settlement of a foreign tax audit, a $6.0 million tax provision (included in foreign rate differential) from a research and development (R&D) cost sharing pre-payment by a foreign subsidiary and a $1.2 million tax benefit related to R&D tax credits triggered by a retroactive extension of the tax credit enacted during the first quarter of 2009. In 2010 and 2008, no material provision or benefit was recorded resulting from tax audits.

In the first quarter of 2009, we completed a realignment of our European business which, in part, resulted in a one-time taxable gain in the U.S. This taxable gain enabled us to recognize current year and previously unrecognized tax credits. The resulting tax impact of this one-time gain was deferred over the useful life of the property being transferred and as of September 30, 2010 and 2009, the accompanying consolidated balance sheet included deferred charges of $15.0 million ($3.6 million in other current assets and $11.4 million in other assets) and $18.6 million ($3.6 million in other current assets and $15.0 million in other assets), respectively.

At September 30, 2010, prepaid income taxes of $6.9 million were recorded to prepaid expenses. At September 30, 2010 and 2009, income taxes payable and income tax accruals recorded in accrued income taxes, other current liabilities, and other liabilities on the accompanying consolidated balance sheets were $12.5 million ($0.5 million in accrued income taxes, $4.0 million in other current liabilities and $8.0 million in other liabilities) and $17.0 million ($9.2 million in accrued income taxes and $7.8 million in other liabilities), respectively. We made net income tax payments of $34.3 million, $55.6 million and $33.3 million in 2010, 2009 and 2008, respectively.

The significant temporary differences that created deferred tax assets and liabilities are shown below:

	September 30,
	2010	2009
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$27,962	$34,862
Foreign tax credits	12,315	27,368
Capitalized research and development expense	44,162	51,144
Pension benefits	22,327	22,857
Stock-based compensation	15,624	18,188
Restructuring reserves not currently deductible	803	2,941
Accrual for litigation	19,410	20,031
Other reserves not currently deductible	14,698	13,783
Amortization of intangible assets	7,061	8,457
Other tax credits	23,863	16,716
Depreciation	5,048	6,583
Other	4,085	4,040

Gross deferred tax assets	197,358	226,970
Valuation allowance	(40,545)	(46,284)

Total deferred tax assets	156,813	180,686

Deferred tax liabilities:
Acquired intangible assets not deductible	(34,585)	(46,123)
Pension prepayments	(12,030)	(10,518)
Unremitted earnings of foreign subsidiaries	(6,520)	—
Other	(191)	(501)

Total deferred tax liabilities	(53,326)	(57,142)

Net deferred tax assets	$103,487	$123,544

The change in the net deferred tax asset from $123.5 million in 2009 to $103.5 million in 2010 includes the use of foreign tax credits and a corresponding release of the valuation allowance on foreign tax credits, which were previously recognized as tax deductions versus full credits, as a result of the reorganization of our legal entity structure described above.

For U.S. tax return purposes, net operating loss carryforwards (NOL) and tax credits are generally available to be carried forward to future years, subject to certain limitations. At September 30, 2010, we had U.S. federal NOL carryforwards of $1.3 million resulting from our acquisition of CoCreate which expire beginning in 2019 through 2027, and U.S. NOL carryforwards of $14.9 million resulting from our January 1998 acquisition of Computervision, which expire beginning in 2011 through 2017. The utilization of the CoCreate and Computervision NOL carryforwards is limited as a result of the change in ownership rules under Internal Revenue Code Section 382. In conjunction with filing our U.S. federal income tax return for fiscal 2008, and certain elections made on that return which were made in support of the European realignment but were previously not considered, we utilized net operating loss carryforwards that included windfall tax deductions for stock-based compensation expense. The windfall tax benefit realized for these deductions totaling $13.9 million was credited to additional paid-in capital in 2009. In 2008, we recorded realized stock-based award windfall tax benefits in certain non-U.S. jurisdictions of $0.2 million as increases to additional paid-in-capital.

As of September 30, 2010, we also had U.S. federal research and development credit carryforwards of $10.8 million, which expire beginning in 2025 and ending in 2030 and Massachusetts research and development credit carryforwards of $9.0 million which expire beginning in 2016 and ending in 2025. A full valuation allowance is recorded against the Massachusetts research and development credit carryforwards.

We also have loss carryforwards in non-U.S. jurisdictions totaling $101.8 million, the majority of which do not expire. There are limitations imposed on the utilization of such NOLs that could further restrict the recognition of any tax benefits.

As of September 30, 2010, we have a valuation allowance of $14.9 million against net deferred tax assets in the U.S. and a remaining valuation allowance of $25.6 million against net deferred tax assets in certain foreign jurisdictions. The valuation allowance recorded against net deferred tax assets in the U.S. consists of $5.8 million for foreign tax credits, $9.0 million for Massachusetts research and development credits, and $0.1 million for certain state operating loss carryforwards that will likely expire without being utilized. The valuation allowance recorded against net deferred tax assets of certain foreign jurisdictions is established primarily for our net operating loss carryforwards, the majority of which do not expire. There are limitations imposed on the utilization of such net operating losses that could further restrict the recognition of any tax benefits.

Significant management judgment is required to determine whether the future realization of our net deferred tax assets with a valuation allowance of $40.5 million as of September 30, 2010 is considered more likely than not. If and when we conclude that realization is more likely than not, we will record a reduction to our valuation allowance that will result in an increase to net income and additional paid-in capital in the period such determination is made.

As of September 30, 2010, our net deferred tax asset balance of $103.5 million primarily relates to our U.S. operations. We have concluded, based on the weight of available evidence, that our net deferred tax assets are more likely than not to be realized in the future. In arriving at this conclusion, we evaluated all available evidence, including our cumulative profitability on a pre-tax basis for the last three years (adjusted for permanent differences) and improving profitability forecasts for the U.S. operations. We will continue to reassess our valuation allowance requirements each financial reporting period.

Our valuation allowance was $40.5 million as of September 30, 2010, $46.3 million as of September 30, 2009, and $66.0 million as of September 30, 2008. The changes to the valuation allowance were primarily due to:

	Year ended September 30,
	2010	2009	2008
	(in millions)
Valuation allowance beginning of year	$46.3	$66.0	$76.5
Release of valuation allowance(1)	(16.8)	(12.1)	(0.1)
Establish valuation allowance in the U.S. on foreign tax credits	4.8	—	—
Net increase in deferred tax assets for foreign jurisdictions with a full valuation allowance	2.8	—	—
Establishment of deferred tax liabilities for acquired intangibles not deductible for tax purposes in jurisdictions with a valuation allowance	—	—	(2.6)
Net decrease in deferred tax assets for foreign jurisdictions with a full valuation allowance(2)	(0.3)	(0.5)	(6.0)
Decrease in deferred tax asset and offsetting valuation allowance related to pension benefits included in accumulated other comprehensive loss	—	—	(5.5)
Release of valuation allowance on windfall tax deductions	—	(6.6)	—
Adjust deferred tax asset and valuation allowance in the U.S. primarily for tax credits	3.7	—	5.1
Other	—	(0.5)	(1.4)

Valuation allowance end of year	$40.5	$46.3	$66.0

(1)

In 2010 and 2009, this reduction is primarily attributed to the release of the valuation allowance on foreign tax credits in the U.S. In 2010, this was the result of the subsidiary reorganization described previously, as such, the current year change is included in subsidiary reorganization in the reconciliation between our statutory income tax rate and our effective income tax rate. In 2009, this was the result of the realignment of our European business. The benefit of this release is deferred over the useful life of the property being transferred. The 2009 valuation allowance release amount is included in foreign rate differences in the reconciliation between our statutory income tax rate and our effective income tax rate.

(2)	The net decrease in deferred tax assets for foreign jurisdictions with a full valuation allowance in 2008 is primarily due to a foreign jurisdiction’s change in income tax rate and foreign currency translation.

Our policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of our income tax provision. In 2010 and 2009, we included in our income tax provision $0.5 million and $0.8 million, respectively, of net interest expense and penalty expense of $0.1 million in 2010. In 2009, we had no tax penalty expense, in our income tax provision. As of September 30, 2010 and 2009, we had accrued $1.0 million and $0.8 million, respectively, of net estimated interest expense related to income tax accruals. We had no accrued tax penalties as of either September 30, 2010 or 2009.

As of September 30, 2010, we had an unrecognized tax benefit of $15.9 million ($15.6 million net of tax benefits from other jurisdictions). As of September 30, 2009, we had an unrecognized tax benefit of $16.9 million ($15.6 million net of tax benefits from other jurisdictions). If all of our unrecognized tax benefits as of September 30, 2010 were to become recognizable in the future, we would record a $15.6 million benefit to the income tax provision. Changes in the unrecognized tax benefit were due to:

	Year ended September 30,
	2010	2009	2008
	(in millions)
Unrecognized tax benefit beginning of year	$16.9	$26.3	$29.0
Tax positions related to current year	1.2	3.8	2.3
Tax positions related to prior years	(2.2)	(12.3)	(3.6)
Settlements	—	(0.9)	(1.0)
Reductions as a result of a lapse in the applicable statute of limitations	—	—	(0.4)

Unrecognized tax benefit end of year	$15.9	$16.9	$26.3

In 2009, we closed the IRS examination of PTC’s U.S. federal tax years 2005 through 2007. The completion of the examination resulted in a decrease of unrecognized tax benefits of $9.4 million and a net benefit of $0.3 million to the tax provision. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates. We anticipate the settlement of tax audits may be finalized within the next twelve months and could result in a decrease in our unrecognized tax benefits of up to $5 million.

In the normal course of business, PTC and its subsidiaries are examined by various taxing authorities, including the IRS in the United States. As of September 30, 2010 we remain subject to examination in the following major tax jurisdictions for the tax years indicated:

Major Tax Jurisdiction	Open Years
United States	2003, 2008 through 2010
Germany	2004 through 2010
France	2007 through 2010
Japan	2005 through 2010
Ireland	2006 through 2010

We incurred expenses related to stock-based compensation in 2010, 2009 and 2008 of $48.9 million, $43.3 million and $44.4 million, respectively. Accounting for the tax effects of stock-based awards requires that we establish a deferred tax asset as the compensation is recognized for financial reporting prior to recognizing the tax deductions. The tax benefit recognized in the consolidated statement of operations related to stock-based compensation totaled $14.8 million, $13.9 million and $14.7 million in 2010, 2009 and 2008, respectively. Upon the settlement of the stock-based awards (i.e., exercise, vesting, forfeiture or cancellation), the actual tax deduction is compared with the cumulative financial reporting compensation cost and any excess tax deduction is considered a windfall tax benefit, and is tracked in a “windfall tax benefit pool” to offset any future tax deduction shortfalls and will be recorded as increases to additional paid-in capital in the period when the tax deduction reduces income taxes payable. In 2010, we recorded a net shortfall of $1.1 million. We follow the with-and-without approach for the direct effects of windfall tax deductions to determine the timing of the recognition of benefits for windfall tax deductions. As of September 30, 2010, the tax effect of windfall tax deductions which had not yet reduced taxes payable was $5.6 million.

In the fourth quarter of 2010, in conjunction with the subsidiary reorganization completed in 2010 and a subsequent transfer to be executed in 2011 we changed our assertion on the undistributed earnings of certain foreign subsidiaries resulting in a tax charge of $43.4 million. In addition to the charge, a benefit of $0.7 million was recorded to foreign currency translation adjustment in accumulated other comprehensive income. With the exception of this continued reorganization, we have not provided for U.S. income taxes or foreign withholding taxes on foreign unrepatriated earnings as it is our current intention to permanently reinvest these earnings outside the U.S. If we decide to change this assertion in the future to repatriate any additional non-U.S. earnings, we may be required to establish a deferred tax liability on such earnings through a charge to our income tax provision. The cumulative amount of undistributed earnings of our subsidiaries for which U.S. income taxes have not been provided totaled approximately $26.7 million as of September 30, 2010. The amount of unrecognized deferred tax liability on the undistributed earnings cannot be practicably determined at this time

H. Commitments and Contingencies

Leasing Arrangements

We lease office facilities and certain equipment under operating leases expiring at various dates through 2020. Certain leases require us to pay for taxes, insurance, maintenance and other operating expenses in addition to rent. Lease expense, net of sublease income, was $37.5 million, $39.2 million and $36.5 million in 2010, 2009 and 2008, respectively. At September 30, 2010, our future minimum lease payments (net of sublease income) under noncancellable operating leases are as follows:

Year ending September 30,	(in thousands)
2011	$36,139
2012	28,376
2013	15,302
2014	10,414
2015	8,051
Thereafter	10,821

Total minimum lease payments	$109,103

As of September 30, 2010, future minimum lease payments for the lease for our headquarters facility, located in Needham, Massachusetts, included in the table above total $23 million. In the first quarter of 2011, we entered into an agreement to renew this lease for an additional ten years (through November 2022) committing the company to additional future minimum lease payments of $72 million (not included in the table above). The new lease also provides for $12.8 million in landlord funding for leasehold improvements which we expect to complete in 2012 and 2013. We will capitalize these leasehold improvements as the assets are placed in service and amortize them to expense over the shorter of the lease term or their expected useful life. The $12.8 million of funding by the landlord will reduce rent expense over the lease term. See Note O “Subsequent Events” for further information.

As a result of restructuring initiatives in current and prior years, certain leased facilities are excess to our needs and are not occupied by us. The future minimum lease payments above include minimum future lease payments for excess facilities, net of sublease income under existing sublease arrangements. Our total future rental income under current sublease arrangements for excess facilities as of September 30, 2010 was $3.1 million ($1.6 million in 2011, $1.4 million in 2012, and $0.1 million in 2013).

As of September 30, 2010 and 2009, we had letters of credit and bank guarantees outstanding of approximately $4.7 million (of which $1.0 million was collateralized) and $4.8 million (of which $1.4 million was collateralized), respectively, primarily related to our corporate headquarters lease in Needham, Massachusetts.

Revolving Credit Agreement

On August 23, 2010, we entered into a new multi-currency bank revolving credit facility with a syndicate of ten banks for which JPMorgan Chase Bank, N.A. acts as Administrative Agent (the new credit facility). The new credit facility matures on August 22, 2014, when all amounts will be due and payable in full. The credit facility does not require amortization of principal and may be paid before maturity in whole or in part at PTC’s option without penalty or premium.

The new credit facility replaces our Credit Agreement dated February 21, 2006 (prior credit facility) which was scheduled to mature on February 20, 2011 and was terminated in connection with the execution of the new credit facility. No amount was outstanding under the prior credit facility at the time of termination. As of September 30, 2009, the amount outstanding under our prior credit facility was 39.6 million Euros, which was equivalent to $57.9 million on that date. This amount was repaid in full in 2010. As with our prior credit facility, we expect to use the new credit facility for general corporate purposes, including acquisitions of other businesses, and may also use it for working capital.

The new credit facility consists of a $300 million revolving credit facility, which may be increased by up to an additional $150 million if the existing or additional lenders are willing to make such increased commitments (such increase may also be used, in whole or in part, for term loans). PTC is the sole borrower under the new credit facility. The obligations under the new credit facility are guaranteed by PTC’s material domestic subsidiaries and are secured by a pledge of 65% of the voting equity interests of PTC’s material first-tier foreign subsidiaries. PTC did not draw on the new credit facility at closing.

Interest rates on borrowings outstanding under the credit facility would range from 1.75% to 2.25% above the Eurodollar rate for Eurodollar-based borrowings or would range from 0.75% to 1.25% above the defined base rate for base rate borrowings, in each case based upon PTC’s leverage ratio. Additionally, PTC may borrow certain foreign currencies at rates set in the same range above the respective London interbank offered interest rates for those currencies, based on PTC’s leverage ratio. A quarterly commitment fee on the undrawn portion of the credit facility is required, ranging from 0.30% to 0.40% per annum, based upon PTC’s leverage ratio.

The credit facility limits PTC’s and its subsidiaries’ ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends (other than to PTC) and make other distributions; make investments and enter into joint ventures; dispose of assets; and engage in transactions with affiliates, except on an arms-length basis. Under the credit facility, PTC and its material domestic subsidiaries may not invest cash or property in, or loan to, PTC’s foreign subsidiaries in aggregate amounts exceeding $50 million for any purpose and an additional $75 million for acquisitions of businesses. In addition, under the credit facility, PTC and its subsidiaries must maintain the following financial ratios:

•	a leverage ratio, defined as consolidated funded indebtedness to consolidated trailing four quarters EBITDA, of no greater than 2.50 to 1.00 at any time; and

•	a fixed charge coverage ratio, defined as the ratio of consolidated trailing four quarters EBITDA to consolidated fixed charges, of no less than 1.25 to 1.00 at any time.

As of September 30, 2010, our leverage ratio was 0.02 to 1.00 and our fixed-charge ratio was 1.56 to 1.00. We were in compliance with all financial and operating covenants of the credit facility as of September 30, 2010.

Any failure to comply with the financial or operating covenants of the credit facility would not only prevent PTC from being able to borrow additional funds, but would constitute a default, permitting the lenders to, among other things, accelerate the amounts outstanding, including all accrued interest and unpaid fees, under the credit facility and to terminate the credit facility. A change in control of PTC, as defined in the agreement, also constitutes an event of default, permitting the lenders to accelerate the indebtedness and terminate the credit facility.

In connection with entering into this facility, we incurred $2.6 million of origination costs, which are being expensed over the term of the credit facility.

In 2010, 2009 and 2008, we paid $0.7 million, $2.4 million and $7.4 million, respectively, of interest on our revolving credit facility. The average interest rate on borrowings outstanding during 2010, 2009 and 2008 was approximately 1.6%, 3.2% and 5.5%, respectively.

Legal Proceedings

We have been defending two separate lawsuits filed by GE Japan Corporation (formerly GE Capital Leasing Corporation) (“GEJ”). The first lawsuit was filed against PTC on August 2, 2007, in the U.S. District Court for the District of Massachusetts. That lawsuit alleged that GEJ was fraudulently induced to provide financing in Japan to Toshiba Corporation for purchases of third party products, predominantly PTC products, during the period from 2003 to 2006 and that PTC participated in the alleged scheme or, alternatively, should have been aware of the scheme and made negligent misrepresentations that enabled the scheme to continue undetected. GEJ’s complaint claimed damages of $47 million and sought three times that amount plus attorneys’ fees.

A second lawsuit was filed against PTC Japan KK (PTJ) on January 7, 2009 in Tokyo District Court in Japan. The second lawsuit arose from the same underlying transactions as the Massachusetts lawsuit. The second lawsuit sought damages of 5.8 billion Yen, plus interest of 5% per year on such amount since April 27, 2007 and costs of the lawsuit.

On October 20, 2010, we entered into an agreement with GEJ to resolve GEJ’s claims against us. In connection with the resolution, we made a cash payment in the first quarter of 2011 to GEJ, in return for which GEJ withdrew all claims against PTC and PTCJ and GEJ assigned to PTC and PTCJ certain rights of recovery against third parties. Neither party admitted any liability to the other. As a result of the resolution reached with GEJ, we adjusted our corresponding litigation accrual as of September 30, 2010, resulting in a $9.0 million gain in other income in the fourth quarter of 2010, based on the difference between the net cash outflow of this settlement with GEJ and the previously recorded liability. The resolution of this litigation will reduce our cash balance by approximately $48 million in the first quarter of 2011.

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

I. Stockholders’ Equity

Preferred Stock

We may issue up to 5.0 million shares of our preferred stock in one or more series. Our Board of Directors is authorized to fix the rights and terms for any series of preferred stock without additional shareholder approval. In November 2000, our Board of Directors authorized and designated 500 thousand shares of preferred stock as Series A Junior Participating Preferred Stock for issuance pursuant to our Shareholder Rights Plan discussed below in Note J. As of September 30, 2010 and 2009, there were no outstanding shares of preferred stock.

Common Stock

Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors has authorized us to use up to $200 million of cash from operations to repurchase shares of our common stock in open market purchases. This authorization will expire on September 30, 2011 unless earlier revoked. In 2010, we repurchased 3.7 million shares at a cost of $62.5 million, leaving $118.0 million remaining under our current authorization. In 2009, we repurchased 1.2 million shares at a cost of $14.2 million. In 2008, we repurchased 1.7 million shares at a cost of $27.3 million, including 1.4 million shares at a cost of $22.0 million under a prior authorization. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.

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

The fair value of restricted shares and restricted stock units granted in 2010, 2009 and 2008 was based on the fair market value of our stock on the date of grant. The weighted average fair value per share of restricted shares and restricted stock units granted in 2010, 2009 and 2008 was $16.07, $10.32 and $17.95, respectively. Pre-vesting forfeiture rates for purposes of determining stock-based compensation for all periods presented were estimated by us to be 0% for directors and executive officers, 4% for vice president-level employees and 7% for all other employees.

The following table shows total stock-based compensation expense recorded from our stock-based awards as reflected in our consolidated statements of operations:

	Year ended September 30,
	2010	2009	2008
	(in thousands)
Cost of license revenue	$24	$50	$37
Cost of service revenue	9,122	8,163	9,172
Sales and marketing	13,432	12,797	12,230
Research and development	9,480	8,214	9,429
General and administrative	16,853	14,104	13,528

Total stock-based compensation expense	$48,911	$43,328	$44,396

As of September 30, 2010, total unrecognized compensation cost related to unvested restricted shares and restricted stock units expected to vest was approximately $48.7 million and the weighted average remaining recognition period for unvested awards was 11 months.

As of September 30, 2010, 1.7 million shares of common stock were available for grant under the 2000 Plan and 11.0 million shares of common stock were reserved for issuance upon the exercise of stock options and vesting of restricted stock units granted and outstanding.

The following table shows restricted stock activity for the year ended September 30, 2010:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value as of September 30, 2010
	(in thousands)		(in thousands)
Balance of nonvested outstanding restricted stock October 1, 2009	834	$17.57
Granted(1)	90	$17.18
Vested	(591)	$17.21
Forfeited or not earned	(4)	$18.73

Balance of nonvested outstanding restricted stock September 30, 2010	329	$18.09	$6,426

(1)	These shares were issued to our non-employee directors as part of their compensation, including 12,995 shares issued to Michael Porter in connection with a consulting agreement entered into with him. The restrictions on these shares generally lapse in one or two equal annual installments from the date of grant.

The following table shows restricted stock unit activity for the year ended September 30, 2010:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value as of September 30, 2010
	(in thousands)		(in thousands)
Balance of nonvested outstanding restricted stock units October 1, 2009	7,827	$12.76
Granted	3,143	$16.03
Vested	(3,256)	$14.16
Forfeited or not earned(1)	(1,661)	$10.79

Balance of nonvested outstanding restricted stock units September 30, 2010	6,053	$14.25	$118,271

(1)	Includes 1.3 million restricted stock units forfeited in November 2009 as the 2009 performance criteria were not met in full.

Restricted stock unit grants we made in 2010 are set forth in the table below:

	Restricted Stock Units
Grant Period	Performance-based		Time-based		Total
	(in thousands)
2010	680	(1)	2,463	(2)	3,143

(1)	The performance-based RSUs were issued to our executive officers and are earned based on performance criteria established by the Compensation Committee of our Board of Directors on the grant date and are also subject to service conditions. Of these RSUs, 163,550 vested in November 2010, 156,715 will vest in November, 2011, 286,643 will vest in November, 2012, and 13,164 will vest in November 2013. The remaining 59,726 were forfeited in November 2010.
(2)	The time-based RSUs were issued to employees, including our executive officers, and will vest in three substantially equal annual installments from the date of grant.

The following table shows stock option activity for the year ended September 30, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding:
Balance October 1, 2009	7,626	$14.14
Granted	—	—
Cancelled	(1,240)	$26.90
Exercised	(1,487)	$10.28

Balance September 30, 2010	4,899	$12.08	1.96	$39,591

Exercisable September 30, 2010	4,899	$12.08	1.96	$39,591

During 2010, 2009 and 2008 the following activity occurred under our plans:

	Year ended September 30,
	2010	2009	2008
	(in thousands)
Total intrinsic value of stock options exercised	$10,528	$2,562	$12,303
Total fair value of restricted stock and restricted stock unit awards vested	$63,457	$22,704	$35,309

In 2010, shares issued upon vesting of restricted stock units were net of 1.2 million shares retained by us to cover employee tax withholdings of $20.3 million. In 2009, shares issued upon vesting of restricted stock and restricted stock units were net of 0.4 million shares retained by us to cover employee tax withholdings of $4.4 million. In 2008, shares issued upon vesting of restricted stock and restricted stock units were net of 0.6 million shares retained by us to cover employee tax withholdings of $10.7 million.

Until July 2005, we generally granted stock options. For those options, the option exercise price was typically the fair market value at the date of grant, and they generally vested over four years and expired ten years from the date of grant. Information for stock options outstanding and exercisable at September 30, 2010 was as follows:

	Outstanding and Exercisable Options
Range of Exercise Prices	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
	(in thousands)	(years)
$4.98 – $8.03	950	2.20	$5.89
$8.13 – $9.05	971	1.97	$8.61
$9.48 – $11.48	1,002	3.30	$11.09
$12.13 – $12.58	985	1.14	$12.55
$13.18 – $39.22	991	1.18	$21.94

$4.98 – $39.22	4,899	1.96	$12.08

L. Employee Benefit Plan

We offer a savings plan to eligible U.S. employees. The plan is intended to qualify under Section 401(k) of the Internal Revenue Code. Participating employees may defer a portion of their pre-tax compensation, as defined, but not more than statutory limits. We contribute 50% of the amount contributed by the employee, up to a maximum of 6% of the employee’s earnings. Our matching contributions vest at a rate of 25% per year of service, with full vesting after four years of service. We made matching contributions of $4.2 million in both 2010 and 2009 and $3.7 million in 2008.

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

The following table presents the actuarial assumptions used in accounting for the pension plans:

	U.S. Plan			International Plans
	2010	2009	2008	2010	2009	2008
Weighted average assumptions used to determine benefit obligations at September 30 measurement date:
Discount rate	5.00%	5.50%	7.50%	4.0%	5.1%	5.7%
Rate of increase in future compensation(1)	—	—	—	2.1%	2.1%	2.2%
Weighted average assumptions used to determine net periodic pension cost for fiscal years ended September 30:
Discount rate	5.50%	7.50%	6.25%	5.1%	5.7%	5.2%
Rate of increase in future compensation	—	—	—	2.1%	2.2%	1.0%
Rate of return on plan assets	7.50%	7.50%	7.50%	6.1%	6.2%	5.7%

(1)	The rate of increase in future compensation is weighted for all plans, ongoing and frozen (with a 0% increase for frozen plans). The weighted rate of increase for ongoing non-U.S. plans was 2.7% at September 30, 2010 and 2009.

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

As of September 30, 2010, for the U.S. plan and the international plans, the long-term rate of return assumption is 7.25% and 5.60%, respectively. These rates of return, together with the assumptions used to determine the benefit obligations as of September 30, 2010 in the table above, will be used to determine our 2011 net periodic pension cost, which we expect to be approximately $5 million.

The actuarially computed components of net periodic pension cost recognized in our consolidated statements of operations for each year are shown below:

	U.S. Plan			International Plans
	2010	2009	2008	2010	2009	2008
	(in thousands)
Interest cost of projected benefit obligation	$5,626	$5,695	$5,397	$2,401	$2,312	$4,788
Service cost	—	—	—	1,563	1,410	1,554
Expected return on plan assets	(4,881)	(4,974)	(5,854)	(2,291)	(1,903)	(3,496)
Amortization of prior service cost	—	—	—	—	—	19
Settlement gain	—	—	—	—	—	(2,140)
Recognized actuarial loss (gain)	2,344	1,226	1,016	(26)	(102)	1,489

Net periodic pension cost	$3,089	$1,947	$559	$1,647	$1,717	$2,214

The following tables display the change in benefit obligation and the change in the plan assets and funded status of the plans as well as the amounts recognized in our consolidated balance sheets:

	U.S. Plan		International Plans		Total
	Year ended September 30,
	2010	2009	2010	2009	2010	2009
	(in thousands)
Change in benefit obligation:
Projected benefit obligation—beginning of year	$103,068	$76,894	$50,423	$42,870	$153,491	$119,764
Service cost	—	—	1,563	1,645	1,563	1,645
Interest cost	5,626	5,695	2,401	2,333	8,027	8,028
Actuarial loss	8,416	23,790	8,518	1,691	16,934	25,481
Foreign exchange impact	—	—	(2,505)	2,852	(2,505)	2,852
Participant contributions	—	—	400	542	400	542
Benefits paid	(3,552)	(3,311)	(1,972)	(1,510)	(5,524)	(4,821)

Projected benefit obligation—end of year	$113,558	$103,068	$58,828	$50,423	$172,386	$153,491

Change in plan assets and funded status:
Plan assets at fair value—beginning of year	$65,735	$66,689	$39,336	$31,482	$105,071	$98,171
Actual return on plan assets	6,660	(357)	1,008	2,178	7,668	1,821
Employer contributions	7,110	2,714	2,101	4,208	9,211	6,922
Participant contributions	—	—	400	542	400	542
Foreign exchange impact	—	—	(1,706)	2,436	(1,706)	2,436
Benefits paid	(3,552)	(3,311)	(1,972)	(1,510)	(5,524)	(4,821)

Plan assets at fair value—end of year	75,953	65,735	39,167	39,336	115,120	105,071
Projected benefit obligation—end of year	113,558	103,068	58,828	50,423	172,386	153,491

Underfunded status	$(37,605)	$(37,333)	$(19,661)	$(11,087)	$(57,266)	$(48,420)

Accumulated benefit obligation—end of year	$113,558	$103,068	$54,991	$46,891	$168,549	$149,959

Amounts recognized in the balance sheet:
Non-current liability	$(37,605)	$(37,333)	$(19,661)	$(11,087)	$(57,266)	$(48,420)
Amounts in accumulated other comprehensive loss:
Unrecognized actuarial loss (gain)	$69,600	$65,307	$8,272	$(1,578)	$77,872	$63,729

We expect to recognize approximately $2.9 million of the unrecognized actuarial loss as of September 30, 2010 as a component of net periodic pension cost in 2011.

The following table shows the percentage of total plan assets for each major category of plan assets:

	U.S. Plan		International Plans
	September 30,
	2010	2009	2010	2009
Asset category:
Equity securities	60%	60%	42%	38%
Fixed income securities	40%	40%	37%	42%
Other (1)	—	—	21%	20%

	100%	100%	100%	100%

(1)	Other non-U.S. primarily represent fixed income and short term investments held with an insurance company that have a guaranteed rate of return set annually.

We periodically review the pension plans’ investments in the various asset classes. The current asset allocation target is 60% equity securities and 40% fixed income securities for the U.S. plan and the German CoCreate plan, and 100% fixed income securities for the other international plans. The fixed income securities for the other international plans primarily include investments held with insurance companies with fixed returns. The plans’ investment managers are provided specific guidelines under which they are to invest the assets assigned to them. In general, investment managers are expected to remain fully invested in their asset class with further limitations on risk as related to investments in a single security, portfolio turnover and credit quality.

The U.S. plan and the German CoCreate plan investment policies prohibit the use of derivatives associated with leverage and speculation or investments in securities issued by PTC, except through index-related strategies and/or commingled funds. An investment committee oversees management of the pension plans’ assets. Plan assets consist primarily of investments in mutual funds invested in equity and fixed income securities.

In 2010, 2009 and 2008, our actual return on plan assets was a gain of $7.7 million, a gain of $1.8 million and a loss of $13.2 million, respectively. Distress in the financial markets has caused, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuation of others. Lower than expected returns has impacted and may continue to impact the amount and timing of future contributions and expense for these plans.

Based on actuarial valuations and additional voluntary contributions, we contributed $9.2 million, $6.9 million, and $4.7 million in 2010, 2009 and 2008, respectively, to the plans. We expect to make contributions totaling approximately $2.0 million in 2011.

As of September 30, 2010, benefit payments expected to be paid over the next ten years are outlined in the following table:

	U.S. Plan	International Plans	Total
	(in thousands)
Year ending September 30,
2011	$3,599	$2,013	$5,612
2012	3,984	2,154	6,138
2013	4,369	2,277	6,646
2014	4,807	2,324	7,131
2015	5,256	2,565	7,821
2016 to 2020	33,726	14,459	48,185

Fair Value of Plan Assets

The U.S. Plan assets are comprised primarily of investments in common/collective trusts. Common/collective trusts are valued at the net asset value of shares held as reported by the trustee. The underlying investments in the common/collective trusts are publicly traded U.S. and international stocks, U.S. treasury securities and other fixed-income securities. Although the net asset values of the common/collective funds are determined by observable prices of the underlying securities, they are classified as Level 2 because the units of the common/collective trusts do not trade in open public markets. The fair value of the underlying investments in common/collective equity securities are based upon stock-exchange prices. The fair value of the underlying investments in common/collective fixed income securities are based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes, issuer spreads, bids, offers and relevant credit information.

	September 30, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
U.S. plan assets-common/collective trusts:
Fixed income securities:
U.S. Treasury, agency and other local government and non-corporate	$—	$11,936	$—	$11,936
Mortgage-backed	—	8,931	—	8,931
Corporate investment grade	—	6,887	—	6,887
U.S. corporate high yield non-investment grade	—	2,911	—	2,911
U.S. equity securities:
Large capitalization stocks	—	30,692	—	30,692
Small capitalization stocks	—	6,857	—	6,857
International equity securities:
Large/mid capitalization stocks	—	7,581	—	7,581
Small capitalization stocks	—	43	—	43
Emerging large/mid capitalization stocks	—	40	—	40
Cash	—	75	—	75

	$—	$75,953	$—	$75,953

The International Plan assets are comprised primarily of investments in a trust and an insurance company. The underlying investments in the trust are primarily publicly traded European DJ EuroStoxx50 equities and European governmental fixed income securities. They are classified as Level 1 because the underlying units of the trust are traded in open public markets. The fair value of the underlying investments in equity securities and fixed income are based upon publicly traded exchange prices.

	September 30, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
International plan assets:
Fixed income securities:
Government	$10,964	$—	$—	$10,964
Europe corporate investment grade	3,408	—	—	3,408
Europe large capitalization stocks	16,311	—	—	16,311
Insurance company funds (1)	—	7,964	—	7,964
Cash	520	—	—	520

	$31,203	$7,964	$—	$39,167

(1)	These investments are comprised primarily of fixed income security funds invested with an insurance company in Japan.

N. Segment Information

We operate within a single industry segment—computer software and related services. Operating segments as defined under GAAP are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our President and Chief Executive Officer. We have two operating and reportable segments: (1) Software Products, which includes license and related maintenance revenue (including new releases and technical support) for all our products except training-related products; and (2) Services, which includes consulting, implementation, training, computer-based training products, including maintenance thereon, and other support revenue. In our consolidated statements of operations, maintenance revenue is included in service revenue. We do not allocate sales, marketing or administrative expenses to our operating segments as these activities are managed on a consolidated basis.

The revenue and operating income attributable to these operating segments are summarized as follows:

	Year ended September 30,
	2010	2009	2008
	(in thousands)
Software Products segment revenue	$770,808	$691,825	$813,727
Services segment revenue	239,241	246,360	256,603

Total revenue	$1,010,049	$938,185	$1,070,330

Operating income:(1)(2)
Software Products segment	$465,968	$397,156	$513,989
Services segment	19,214	19,680	19,589
Sales and marketing expenses	(317,532)	(312,847)	(314,535)
General and administrative expenses	(92,875)	(84,694)	(93,798)

Total operating income	$74,775	$19,295	$125,245

(1)	The operating income reported does not represent the total operating results for each operating segment as it does not contain an allocation of sales, marketing, corporate and general and administrative expenses incurred in support of the operating segments.
(2)	We recorded restructuring and other charges and in-process research and development charges of $23.0 million and $22.0 million in 2009 and 2008, respectively. In 2009 and 2008, Software Products included $4.1 million and $4.8 million, respectively; Services included $3.4 million and $3.5 million, respectively; sales and marketing expenses included $11.5 million and $7.7 million, respectively; and general and administrative expenses included $4.0 million and $6.0 million, respectively, of the total restructuring and other charges and in-process research and development charges recorded in those respective periods.

In the first quarter of 2010, we began reporting revenue by product groupings, Desktop and Enterprise. Desktop revenue includes our CAx Solutions: Creo Elements/Pro (formerly Pro/ENGINEER), Creo Elements/Direct (formerly CoCreate), Mathcad and Arbortext authoring products. Enterprise revenue includes our PLM solutions: Windchill, Arbortext enterprise products, Creo Elements/View (formerly ProductView), Relex and InSight. These definitions of Desktop and Enterprise are not the same as those used when we last reported these revenue categories in our SEC filings for the period ended September 30, 2007, or periods before that.

	Year ended September 30,
	2010	2009	2008
	(in thousands)
Desktop	$541,996	$544,895	$645,357
Enterprise	468,053	393,290	424,973

Total revenue	$1,010,049	$938,185	$1,070,330

Data for the geographic regions in which we operate is presented below. Data for the years ended September 30, 2009 and 2008 includes immaterial reclassifications between geographic regions to conform to the current year classification.

	Year ended September 30,
	2010	2009	2008
	(in thousands)
Revenue:
Americas(1)	$385,853	$351,826	$364,472
Europe(2)	388,513	372,436	450,072
Pacific Rim	131,632	109,833	137,572
Japan	104,051	104,090	118,214

Total revenue	$1,010,049	$938,185	$1,070,330

	September 30,
	2010	2009	2008
	(in thousands)
Long-lived tangible assets:
Americas(3)	$38,417	$41,184	$38,342
Europe	5,753	6,181	6,291
Asia-Pacific	13,894	10,740	10,620

Total long-lived tangible assets	$58,064	$58,105	$55,253

(1)	Includes revenue in the United States totaling $370.8 million, $337.4 million and $347.1 million for 2010, 2009 and 2008, respectively.
(2)	Includes revenue in Germany totaling $143.8 million, $120.8 million and $149.3 million for 2010, 2009 and 2008, respectively.
(3)	Substantially all of the Americas long-lived tangible assets are located in the United States.

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

O. Subsequent Events

Headquarters Lease

In the first quarter of 2011, we renewed our lease for our headquarters facility located in Needham, Massachusetts. The lease, originally scheduled to end in November 2012, has been extended for an additional ten years (through November 2022), with the option to renew for an additional ten years. The new lease term is 12.1 years with lease payments totaling approximately $95 million through November 2022. The new lease also provides for $12.8 million in landlord funding for leasehold improvements which we expect to complete in 2012 and 2013. We will capitalize these leasehold improvements as the assets are placed in service and amortize them to expense over the shorter of the lease term or their expected useful life. The $12.8 million of funding by the landlord will reduce rent expense over the lease term. Rent expense over the term of the new lease as compared to 2010 rent expense will be approximately $2 million lower per year.

Restricted Stock Unit Grants

On October 1, 2010, October 5, 2010 and November 3, 2010, we granted the restricted stock units shown in the table below. The performance-based RSUs are earned based on achievement of performance conditions established by the Compensation Committee of our Board of Directors on the grant date and are also subject to service conditions. Of these performance-based RSUs, 233,050 will vest to the extent earned in three substantially equal installments on the later of November 15, 2011 or the date the Compensation Committee determines the extent to which the performance criteria have been achieved, November 15, 2012 and November 15, 2013. The remaining 360,082 performance-based RSUs are eligible to vest in three substantially equal installments on each of the later of each of November 15, 2013, November 15, 2014 and November 15, 2015 and the date the Compensation Committee determines the extent to which the applicable performance criteria have been achieved; RSUs not earned in a period may be earned in a later period to the extent the cumulative performance criteria are achieved. The time-based RSUs were issued to employees, including some of our executive officers. Of these time-based RSUs, 412,041 will vest in three substantially equal annual installments on each of November 15, 2011, November 15, 2012 and November 15, 2013, and 154,320 will vest in two substantially equal installments on September 30, 2011 and September 30, 2012.

	Performance-Based RSUs	Time-Based RSUs
Number Granted	593,132	566,361
Intrinsic Value	$12,103,789	$11,960,408

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Parametric Technology Corporation:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Parametric Technology Corporation and its subsidiaries (the “Company”) at September 30, 2010 and 2009 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Annual Report on Internal Control over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

November 23, 2010

SELECTED CONSOLIDATED FINANCIAL DATA

You should read the following selected consolidated financial data in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report.

The consolidated statements of operations data for the years ended September 30, 2010, 2009 and 2008 and the consolidated balance sheet data as of September 30, 2010 and 2009 are derived from our audited consolidated financial statements appearing elsewhere in this Annual Report. The consolidated statements of operations data for the years ended September 30, 2007 and 2006 and the consolidated balance sheet data as of September 30, 2008, 2007 and 2006 are derived from our audited consolidated financial statements that are not included in this Annual Report. The historical results are not necessarily indicative of results in any future period.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA (1)

(in thousands, except per share data)

	2010	2009	2008	2007	2006
Revenue	$1,010,049	$938,185	$1,070,330	$941,279	$847,983
Operating income	74,775	19,295	125,245	92,768	66,513
Net income	24,368	31,522	79,702	143,656	56,804
Earnings per share—Basic	0.21	0.27	0.70	1.27	0.52
Earnings per share—Diluted	0.20	0.27	0.68	1.22	0.50
Total assets	1,307,064	1,350,212	1,349,573	1,090,313	901,387
Working capital	115,263	55,035	31,141	164,289	53,242
Long-term liabilities	106,766	97,200	80,695	65,464	110,641
Stockholders’ equity	747,304	761,581	702,525	594,507	405,872

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands, except per share data)

	September 30, 2010	July 3, 2010	April 3, 2010	January 2, 2010
Revenue	$268,066	$242,998	$240,556	$258,429
Operating income	28,945	11,978	11,511	22,341
Net income (loss)	(13,215)	10,718	9,002	17,863
Earnings (loss) per share:
Basic	$(0.11)	$0.09	$0.08	$0.15
Diluted	$(0.11)	$0.09	$0.08	$0.15
Common Stock prices:(2)
High	$19.54	$19.97	$18.36	$16.85
Low	$15.56	$15.32	$15.73	$13.39

	September 30, 2009	July 4, 2009	April 4, 2009	January 3, 2009
Revenue	$246,343	$226,159	$225,292	$240,391
Operating income (loss)	15,191	1,987	(1,421)	3,538
Net income	15,900	3,788	7,175	4,659
Earnings per share:
Basic	$0.14	$0.03	$0.06	$0.04
Diluted	$0.13	$0.03	$0.06	$0.04
Common Stock prices:(2)
High	$14.16	$12.84	$13.23	$18.36
Low	$10.69	$10.22	$7.21	$9.48

(1)	The consolidated financial position and results of operations data reflect our acquisitions of CoCreate Software GmbH on November 30, 2007 for $247.5 million in cash; and Mathsoft Corporate Holdings, Inc. on April 28, 2006 for $64.4 million in cash, as well as certain other less significant businesses during these periods. Results of operations for the acquired businesses have been included in the consolidated statement of operations since their acquisition dates.
(2)	The common stock prices are based on the Nasdaq Global Select Market daily high and low sale prices. Our common stock is traded on the Nasdaq Global Select Market under the symbol “PMTC.”