Form 10-Q
period 2011-01-01
PARAMETRIC TECHNOLOGY CORP
filed 2011-02-09
CIK 857005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2011

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

There were 118,119,026 shares of our common stock outstanding on February 4, 2011.

PARAMETRIC TECHNOLOGY CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended January 1, 2011

PART I—FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	January 1, 2011	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$182,915	$240,253
Accounts receivable, net of allowance for doubtful accounts of $4,361 and $4,559 at January 1, 2011 and September 30, 2010, respectively	174,581	169,281
Prepaid expenses	33,433	32,116
Other current assets	112,401	91,126
Deferred tax assets	35,505	35,481

Total current assets	538,835	568,257
Property and equipment, net	56,517	58,064
Goodwill	415,280	418,509
Acquired intangible assets, net	119,285	127,931
Deferred tax assets	92,563	90,458
Other assets	45,031	43,845

Total assets	$1,267,511	$1,307,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$—	$—
Accounts payable	12,078	11,734
Accrued expenses and other current liabilities	57,258	52,803
Accrued compensation and benefits	64,371	98,476
Accrued income taxes	4,267	516
Accrued litigation	—	50,644
Deferred revenue	260,154	238,821

Total current liabilities	398,128	452,994
Deferred tax liabilities	20,997	22,452
Deferred revenue	5,996	7,019
Other liabilities	78,350	77,295

Total liabilities	503,471	559,760

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 118,021 and 115,826 shares issued and outstanding at January 1, 2011 and September 30, 2010, respectively	1,180	1,158
Additional paid-in capital	1,809,111	1,802,786
Accumulated deficit	(990,900)	(1,004,160)
Accumulated other comprehensive loss	(55,351)	(52,480)

Total stockholders’ equity	764,040	747,304

Total liabilities and stockholders’ equity	$1,267,511	$1,307,064

The accompanying notes are an integral part of the condensed consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended
	January 1, 2011	January 2, 2010
Revenue:
License	$75,473	$74,816
Service	191,079	183,613

Total revenue	266,552	258,429

Costs and expenses:
Cost of license revenue	5,954	8,147
Cost of service revenue	80,107	70,524
Sales and marketing	84,521	78,598
Research and development	51,522	50,690
General and administrative	23,484	24,071
Amortization of acquired intangible assets	3,854	4,058

Total costs and expenses	249,442	236,088

Operating income	17,110	22,341
Interest and other income (expense), net	(1,886)	(524)

Income before income taxes	15,224	21,817
Provision for income taxes	1,964	3,954

Net income	$13,260	$17,863

Earnings per share—Basic	$0.11	$0.15
Earnings per share—Diluted	$0.11	$0.15
Weighted average shares outstanding—Basic	116,827	116,253
Weighted average shares outstanding—Diluted	121,150	121,113

The accompanying notes are an integral part of the condensed consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended
	January 1, 2011	January 2, 2010
Cash flows from operating activities:
Net income	$13,260	$17,863
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	14,069	15,923
Stock-based compensation	11,027	13,855
Excess tax benefits from stock-based awards	(262)	(149)
Other non-cash costs, net	27	240
Changes in operating assets and liabilities:
Accounts receivable	(958)	4,211
Accounts payable and accrued expenses	4,585	(236)
Accrued compensation and benefits	(33,818)	(14,840)
Deferred revenue	(7,425)	(15,987)
Accrued income taxes	(2,069)	(2,805)
Accrued litigation	(52,129)	—
Other current assets and prepaid expenses	6,127	1,316
Other noncurrent assets and liabilities	(472)	3,369

Net cash (used) provided by operating activities	(48,038)	22,760

Cash flows from investing activities:
Additions to property and equipment	(5,412)	(7,877)
Acquisitions of businesses	—	(582)

Net cash used by investing activities	(5,412)	(8,459)

Cash flows from financing activities:
Proceeds from issuance of common stock	12,232	3,991
Repurchases of common stock	—	(5,072)
Payments of withholding taxes in connection with vesting of restricted stock units and restricted stock	(17,168)	(15,581)
Excess tax benefits from stock-based awards	262	149

Net cash used by financing activities	(4,674)	(16,513)

Effect of exchange rate changes on cash and cash equivalents	786	(1,766)

Net decrease in cash and cash equivalents	(57,338)	(3,978)
Cash and cash equivalents, beginning of period	240,253	235,122

Cash and cash equivalents, end of period	$182,915	$231,144

The accompanying notes are an integral part of the condensed consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended
	January 1, 2011	January 2, 2010
Net income	$13,260	$17,863

Other comprehensive loss, net of tax provision:
Foreign currency translation adjustment	(2,990)	(3,391)
Minimum pension liability adjustment, net of tax of $47 for the three months ended January 1, 2011 and $1 for the three months ended January 2, 2010	119	4

Other comprehensive loss	(2,871)	(3,387)

Comprehensive income	$10,389	$14,476

The accompanying notes are an integral part of the condensed consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Parametric Technology Corporation (PTC) and its wholly owned subsidiaries and have been prepared by management in accordance with accounting principles generally accepted in the United States of America and in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. While we believe that the disclosures presented are adequate in order to make the information not misleading, these unaudited quarterly financial statements should be read in conjunction with our annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair statement of our financial position, results of operations and cash flows at the dates and for the periods indicated. Unless otherwise indicated, all references to a year mean our fiscal year, which ends on September 30. The September 30, 2010 consolidated balance sheet included herein is derived from our audited consolidated financial statements.

The results of operations for the three months ended January 1, 2011 are not necessarily indicative of the results expected for the remainder of the fiscal year.

2. Deferred Revenue and Financing Receivables

Deferred Revenue

Deferred revenue primarily relates to software maintenance agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and, if not yet paid, the related customer receivable is included in other current assets. Billed but uncollected maintenance-related amounts included in other current assets at January 1, 2011 and September 30, 2010 were $102.6 million and $76.8 million, respectively.

Financing Receivables

We periodically provide financing for software purchases to credit-worthy customers with payment terms up to 36 months. The determination on whether to offer such payment terms is based on the size, nature and credit-worthiness of the customer, and the history of collecting amounts due, without concession, from the customer. As of January 1, 2011 and September 30, 2010, amounts due from customers for contracts with extended payment terms (financing receivables) totaled $49.6 million and $44.3 million, respectively. Accounts receivable in the accompanying consolidated balance sheets include current receivables from such contracts totaling $30.9 million and $27.2 million at January 1, 2011 and September 30, 2010, respectively, and other assets in the accompanying consolidated balance sheets include long-term receivables from such contracts totaling $18.7 million and $17.1 million at January 1, 2011 and September 30, 2010, respectively. We periodically transfer future payments under certain of these contracts to third-party financial institutions on a non-recourse basis. We record such transfers as sales of the related accounts receivable when we surrender control of such receivables. We sold no financing receivables in the three months ended January 1, 2011. We sold $18.6 million of financing receivables to third-party financial institutions in the three months ended January 2, 2010.

We evaluate estimated credit losses on financing receivables based on whether the customers are making payments as they become due, customer credit-worthiness and existing economic conditions. We write off uncollectible trade and financing receivables when we have exhausted all collection avenues. As of January 1, 2011 and September 30, 2010, we concluded that all financing receivables were collectible and no reserve for credit losses was recorded. We did not provide a reserve for credit losses or write off any uncollectible financing receivables in the three months ended January 1, 2011 and fiscal year 2010.

3. Stock-based Compensation

We measure the cost of employee services received in exchange for restricted stock and restricted stock unit (RSU) awards based on the fair value of our common stock on the date of grant. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.

Our equity incentive plan provides for grants of nonqualified and incentive stock options, common stock, restricted stock, RSUs and stock appreciation rights to employees, directors, officers and consultants. We award restricted stock and RSUs as the principal equity incentive awards, including certain performance-based awards that are earned based on achievement of performance criteria established by the Compensation Committee of our Board of Directors. Each RSU represents the contingent right to receive one share of our common stock. Our equity incentive plans are described more fully in Note K to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Restricted Stock Activity for the three months ended January 1, 2011	Shares	Weighted Average Grant Date Fair Value (Per Share)
	(in thousands)
Balance of outstanding restricted stock September 30, 2010	329	$18.09
Granted	—	$—
Vested	(247)	$18.39
Forfeited or not earned	—	$—

Balance of outstanding restricted stock January 1, 2011	82	$17.21

Restricted Stock Unit Activity for the three months ended January 1, 2011	Shares	Weighted Average Grant Date Fair Value (Per Share)
	(in thousands)
Balance of outstanding restricted stock units September 30, 2010	6,053	$14.25
Granted	1,164	$20.77
Vested	(2,053)	$14.47
Forfeited or not earned	(204)	$13.96

Balance of outstanding restricted stock units January 1, 2011	4,960	$15.70

The weighted average fair value per share of restricted stock and RSUs granted in the first three months of 2011 and 2010 was $20.77 and $15.21, respectively.

We made the following restricted stock unit grants in the first three months of 2011:

	Restricted Stock Units
Grant Period	Performance-based (1)	Time-based (2)
	(Number of Units in thousands)
First three months of 2011	593	571

(1)

Of these performance-based RSUs, 233,050 will vest to the extent earned in three substantially equal installments on the later of November 15, 2011 and the date the Compensation Committee determines the extent to which the performance criteria have been achieved, November 15, 2012 and November 15, 2013. The remaining 360,082 performance-based RSUs are eligible to vest in three substantially equal installments on each of the later of November 15, 2013, November 15, 2014 and November 15, 2015 and the date the Compensation Committee determines the extent to which the applicable performance criteria have been achieved; RSUs for this grant not earned in a period may be earned in a later period to the extent the cumulative performance criteria are achieved.

(2)	The time-based RSUs were issued to employees, including some of our executive officers. Of these time-based RSUs, 416,421 will vest in three equal annual installments, substantially all on November 15, 2011, November 15, 2012 and November 15, 2013, and 154,320 will vest in two substantially equal installments on September 30, 2011 and September 30, 2012.

The following table shows the classification of compensation expense recorded for our stock-based awards as reflected in our consolidated statements of operations:

	Three months ended
	January 1, 2011	January 2, 2010
	(in thousands)
Cost of license revenue	$3	$17
Cost of service revenue	2,137	2,580
Sales and marketing	2,429	3,074
Research and development	2,393	2,659
General and administrative	4,065	5,525

Total stock-based compensation expense	$11,027	$13,855

4. Earnings per Share (EPS) and Common Stock

EPS

Basic EPS is calculated by dividing net income by the weighted average number of shares outstanding during the period. Unvested restricted stock, although legally issued and outstanding, is not considered outstanding for purposes of calculating basic EPS. Diluted EPS is calculated by dividing net income by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, restricted shares and RSUs using the treasury stock method. The calculation of the dilutive effect of outstanding equity awards under the treasury stock method includes consideration of proceeds from the assumed exercise of stock options, unrecognized compensation expense and any tax benefits as additional proceeds.

The following table presents the calculation for both basic and diluted EPS:

	Three months ended
	January 1, 2011	January 2, 2010
	(in thousands, except per share data)
Net income	$13,260	$17,863

Weighted average shares outstanding—Basic	116,827	116,253
Dilutive effect of employee stock options, restricted shares and restricted stock units	4,323	4,860

Weighted average shares outstanding—Diluted	121,150	121,113

Earnings per share—Basic	$0.11	$0.15
Earnings per share—Diluted	$0.11	$0.15

Stock options to purchase 0.1 million shares and 2.1 million shares for the first quarter of 2011 and 2010, respectively, were outstanding but were not included in the calculation of diluted EPS because the exercise prices per share were greater than the average market price of our common stock for those periods. These shares were excluded from the computation of diluted EPS as the effect would have been anti-dilutive.

Common Stock Repurchases

Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors has authorized us to use up to $200 million of cash from operations to repurchase shares of our common stock in open market purchases. This authorization will expire on September 30, 2011 unless earlier revoked. We did not repurchase any shares in the first quarter of 2011 and we have $118.0 million remaining under our current authorization. In the first quarter of 2010, we repurchased 0.3 million shares at a cost of $5.1 million. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.

5. Goodwill and Intangible Assets

We have two reportable segments: (1) software products and (2) services. As of January 1, 2011 and September 30, 2010, goodwill and acquired intangible assets in the aggregate attributable to our software products reportable segment was $512.8 million and $524.3 million, respectively, and attributable to our services reportable segment was $21.8 million and $22.1 million, respectively. Goodwill is tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting segment below its carrying value. We completed our annual impairment review as of July 3, 2010 and concluded that no impairment charge was required as of that date. Through January 1, 2011, there have not been any events or changes in circumstances that indicate that the carrying value of goodwill may not be recoverable.

Goodwill

Changes in goodwill for the three months ended January 1, 2011, presented by reportable segment, are as follows:

	Software Products Segment	Services Segment	Total
	(in thousands)
Balance, September 30, 2010	$400,965	$17,544	$418,509
Foreign currency translation adjustments	(3,191)	(38)	(3,229)

Balance, January 1, 2011	$397,774	$17,506	$415,280

Amortization of intangible assets

The aggregate amortization expense for intangible assets with finite lives recorded for the first quarters of 2011 and 2010 was classified in our consolidated statements of operations as follows:

	Three months ended
	January 1, 2011	January 2, 2010
	(in thousands)
Amortization of acquired intangible assets	$3,854	$4,058
Cost of license revenue	3,363	4,898

Total amortization expense	$7,217	$8,956

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

Our significant financial assets and liabilities measured at fair value on a recurring basis as of January 1, 2011 and September 30, 2010 were as follows:

	January 1, 2011	September 30, 2010
	(in thousands)
Financial assets
Cash equivalents—Level 1 (1)	$58,620	$86,826

Financial liabilities
Forward contracts—Level 2	$(2,209)	$(1,974)

(1)	Money market funds and time deposits.

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

As of January 1, 2011 and September 30, 2010, we had outstanding forward contracts with notional amounts equivalent to the following:

Currency Hedged	January 1, 2011	September 30, 2010
	(in thousands)
Euro/U.S. Dollar	$106,445	$113,546
Indian Rupee/U.S. Dollar	21,409	20,262
Chinese Renminbi/U.S. Dollar	5,391	5,443
Japanese Yen/U.S. Dollar	14,324	—
Swiss Franc/U.S. Dollar	5,536	—
All other	9,107	9,562

Total	$162,212	$148,813

The accompanying consolidated balance sheets as of January 1, 2011 and September 30, 2010 include a net liability of $2.2 million and $2.0 million, respectively, in accrued expenses and other current liabilities related to the fair value of our forward contracts.

Net gains and losses on foreign currency exposures, including realized and unrealized gains and losses on forward contracts, included in other income (expense), net, were net losses of $2.2 million and $0.8 million for the three months ended January 1, 2011 and January 2, 2010, respectively. Excluding the underlying foreign currency exposure being hedged, net realized and unrealized gains and losses on forward contracts included in other income (expense), net, were a net gain of $1.3 million and a net loss of $0.5 million for the three months ended January 1, 2011 and January 2, 2010, respectively.

8. Segment Information

We operate within a single industry segment—computer software and related services. Operating segments as defined under GAAP are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our President and Chief Executive Officer. We have two operating and reportable segments: (1) Software Products, which includes license and related maintenance revenue (including new releases and technical support) for all our products except training-related products; and (2) Services, which includes consulting, implementation, training, computer-based training products, including maintenance thereon, and other support revenue. In our consolidated statements of operations, maintenance revenue is included in service revenue. We do not allocate sales and marketing or administrative expenses to our operating segments as these activities are managed on a consolidated basis.

The revenue and operating income attributable to our operating segments are summarized as follows:

	Three months ended
	January 1, 2011	January 2, 2010
	(in thousands)
Revenue:
Total Software Products segment revenue	$201,910	$196,047
Total Services segment revenue	64,642	62,382

Total revenue	$266,552	$258,429

Operating income:
Software Products segment	$126,519	$118,514
Services segment (1)	(1,404)	6,496
Sales and marketing expenses	(84,521)	(78,598)
General and administrative expenses	(23,484)	(24,071)

Total operating income	$17,110	$22,341

(1)	In the first quarter of 2011, we made a strategic decision to enter into a contract with a customer in the automotive industry, for which we expect our costs to exceed our revenue by approximately $5 million. Services segment operating loss in the first quarter of 2011 includes immediate recognition of the full $5 million estimated loss on this contract.

Data for the three months ended January 2, 2010 includes immaterial reclassifications between product groupings and geographic regions made to conform to the current classification.

We report revenue by product groupings, Desktop and Enterprise. Desktop revenue includes our CAx Solutions, primarily: Creo Elements/Pro (formerly Pro/ENGINEER), Creo Elements/Direct (formerly CoCreate), Mathcad and Arbortext authoring products. Enterprise revenue includes our PLM solutions, primarily: Windchill, Arbortext enterprise products, Creo Elements/View (formerly ProductView), Relex and InSight.

	Three months ended
	January 1, 2011	January 2, 2010
	(in thousands)
Revenue:
Desktop	$145,961	$135,572
Enterprise	120,591	122,857

Total revenue	$266,552	$258,429

Data for the geographic regions in which we operate is presented below.

	Three months ended
	January 1, 2011	January 2, 2010
	(in thousands)
Revenue:
Americas (1)	$100,093	$107,165
Europe (2)	107,876	99,196
Pacific Rim	33,612	28,903
Japan	24,971	23,165

Total revenue	$266,552	$258,429

(1)	Includes revenue in the United States totaling $95.5 million and $104.2 million for the three months ended January 1, 2011 and January 2, 2010, respectively.
(2)	Includes revenue in Germany totaling $33.3 million and $33.2 million for the three months ended January 1, 2011 and January 2, 2010, respectively.

9. Income Taxes

In the first quarter of 2011, our effective tax rate was a provision of 13% on pre-tax income of $15.2 million, compared to a provision of 18% on pre-tax income of $21.8 million in the first quarter of 2010. In the first quarter of 2011, our effective tax rate was lower than the 35% statutory federal income tax rate due primarily to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate, and a $1.8 million tax benefit related to research and development (R&D) triggered by a retroactive extension of the R&D tax credit enacted in the first quarter of 2011. In the first quarter of 2010, our effective tax rate was lower than the 35% statutory federal income tax rate due primarily to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate (including a net benefit of $0.9 million related to R&D cost sharing pre-payments by a foreign subsidiary to the U.S.).

As of January 1, 2011 and September 30, 2010, we had unrecognized tax benefits of $17.2 million ($16.9 million net of state tax benefits) and $15.9 million ($15.6 million net of state tax benefits), respectively. If all of our unrecognized tax benefits as of January 1, 2011 were to become recognizable in the future, we would record a $16.9 million benefit to the income tax provision.

Our policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of our income tax provision. In the first three months of both 2011 and 2010, we included $0.1 million of interest expense and no tax penalty expense in our income tax provision. As of January 1, 2011, we had accrued $1.8 million of estimated interest expense and we had no accrued tax penalties, compared to $1.0 million accrued as of September 30, 2010, which was net of interest receivable of $0.7 million refunded in the first quarter of 2011. Changes in our unrecognized tax benefits in the three months ended January 1, 2011 were as follows:

(in millions)
Balance as of October 1, 2010	$15.9
Tax positions related to current year	0.4
Tax positions related to prior years	0.9

Balance as of January 1, 2011	$17.2

Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates. We anticipate the settlement of certain tax audits may be finalized within the next twelve months and could result in a decrease to our unrecognized tax benefits of up to $5 million.

In the normal course of business, PTC and its subsidiaries are examined by various taxing authorities, including the Internal Revenue Service in the United States. As of January 1, 2011, we remained subject to examination in the following major tax jurisdictions for the tax years indicated:

Major Tax Jurisdiction	Open Years
United States	2003, 2008 through 2010
Germany	2004 through 2010
France	2007 through 2010
Japan	2005 through 2010
Ireland	2006 through 2010

10. Commitments and Contingencies

Lease Renewal

In the first quarter of 2011, we entered into an agreement to renew the lease for our headquarters facility, located in Needham, Massachusetts, for an additional ten years (through November 2022), committing the company to additional future minimum lease payments of $72 million. The new lease term is 12.1 years with total future minimum lease payments as of January 1, 2011 of approximately $92 million. The new lease also provides for $12.8 million in landlord funding for leasehold improvements which we expect to complete in 2012 and 2013. We will capitalize these leasehold improvements as the assets are placed in service and amortize them to expense over the shorter of the lease term or their expected useful life. The $12.8 million of funding by the landlord will reduce rent expense over the lease term.

Revolving Credit Agreement

We have a multi-currency bank revolving credit facility (the credit facility) with a syndicate of ten banks for which JPMorgan Chase Bank, N.A. acts as Administrative Agent. The credit facility matures on August 22, 2014, when all amounts will be due and payable in full. The credit facility does not require amortization of principal and may be paid before maturity in whole or in part at PTC’s option without penalty or premium. We expect to use the credit facility for general corporate purposes, including acquisitions of other businesses, and may also use it for working capital.

The credit facility consists of a $300 million revolving credit facility, which may be increased by up to an additional $150 million if the existing or additional lenders are willing to make such increased commitments (such increase may also be used, in whole or in part, for term loans). PTC is the sole borrower under the credit facility. The obligations under the credit facility are guaranteed by PTC’s material domestic subsidiaries and are secured by a pledge of 65% of the voting equity interests of PTC’s material first-tier foreign subsidiaries. We did not have any borrowings outstanding under the credit facility at January 1, 2011 or September 30, 2010.

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

As of January 1, 2011, our leverage ratio was 0.02 to 1.00 and our fixed charge coverage ratio was 1.59 to 1.00. We were in compliance with all financial and operating covenants of the credit facility as of January 1, 2011.

Any failure to comply with the financial or operating covenants of the credit facility would prevent PTC from being able to borrow additional funds, and would constitute a default, permitting the lenders to, among other things, accelerate the amounts outstanding, including all accrued interest and unpaid fees, under the credit facility and to terminate the credit facility. A change in control of PTC, as defined in the agreement, also constitutes an event of default, permitting the lenders to accelerate the indebtedness and terminate the credit facility.

Legal Proceedings

We previously were defending two separate lawsuits filed by GE Japan Corporation (formerly GE Capital Leasing Corporation) (“GEJ”). The first lawsuit was filed against PTC on August 2, 2007, in the U.S. District Court for the District of Massachusetts. That lawsuit alleged that GEJ was fraudulently induced to provide financing in Japan to Toshiba Corporation for purchases of third party products, predominantly PTC products, during the period from 2003 to 2006 and that PTC participated in the alleged scheme or, alternatively, should have been aware of the scheme and made negligent misrepresentations that enabled the scheme to continue undetected. GEJ’s complaint claimed damages of $47 million and sought three times that amount plus attorneys’ fees.

A second lawsuit was filed against PTC Japan KK (PTCJ) on January 7, 2009 in Tokyo District Court in Japan. The second lawsuit arose from the same underlying transactions as the Massachusetts lawsuit. The second lawsuit sought damages of 5.8 billion Yen, plus interest of 5% per year on such amount since April 27, 2007 and costs of the lawsuit.

On October 20, 2010, we entered into an agreement with GEJ and its affiliate General Electric Capital Corporation to resolve GEJ’s claims against us. In connection with the resolution, we made a cash payment in the first quarter of 2011 to GEJ, in return for which GEJ withdrew all claims against PTC and PTCJ and GEJ assigned to PTC and PTCJ certain rights of recovery against third parties. Neither party admitted any liability to the other. The resolution of this litigation reduced our cash balance by approximately $48 million, net in the first quarter of 2011.

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

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q about our future financial and growth expectations, the development of our products and markets, adoption of our solutions and future purchases by customers, and the expected impact of our strategic investments on our business are forward-looking statements that are subject to the inherent uncertainties in predicting future results and conditions. Risks and uncertainties that could cause actual results to differ materially from projected results include the following: our customers may not purchase our solutions when or at the rates we expect; our strategic investments may not have the effects we expect; we may be unable to attain or maintain a technology leadership position and any such leadership position may not generate the revenue we expect; new product releases may not generate the revenue we expect; our ability to successfully differentiate our products and services from those of our competitors and otherwise compete could be adversely affected by the relatively larger size and greater resources of several of the companies with which we compete; as well as other risks and uncertainties described below throughout or referenced in Part II, Item 1A. Risk Factors of this report.

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

The PLM and the CAx markets we serve present different growth opportunities for us. We believe the market among large businesses for PLM solutions (which we refer to as our “Enterprise Solutions”) presents the greatest opportunity for revenue growth for us and believe revenue from this market will constitute an increasingly greater proportion of our revenue over time. We believe that the markets for both our PLM Enterprise solutions and CAx Desktop solutions among small- and medium-size businesses also provide an opportunity for future growth. While the market for our CAx solutions among large businesses is a mature market, we believe our Creo product suite, which we expect to release in the summer of 2011, will create a growth opportunity for us in this market.

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

Executive Overview

Revenue in the first quarter of 2011 grew 3% (4% on a constant currency basis) compared to the first quarter of 2010. We had growth in all lines of business with license revenue up 1%, maintenance revenue up 3% and consulting and training service revenue up 7%, reflecting increased demand for our products and services. We attribute this increased demand to improvement in the economy and the strength of our products.

During the first quarter of 2011, we saw an increase in the number of customers from which revenue exceeded $1 million, suggesting improved breadth and depth of our business. License and/or consulting and training service revenue of $1 million or more recognized from individual customers during the first quarter of 2011 totaled $51 million from 22 customers ($2.3 million average) compared with $50 million from 10 customers ($5.0 million average) in the first quarter of 2010.

Further, we continued to see signs of recovery in our Desktop business as our Desktop license revenue and total revenue grew 36% and 8%, respectively, in the first quarter of 2011 compared to the first quarter of 2010, led by an increase in the number of large deals with direct customers. Our Enterprise license revenue and total revenue decreased 23% and 2%, respectively, in the first quarter of 2011 because the year-ago period included particularly large Windchill transactions that closed during the first quarter of 2010. We also saw continued overall strength in both Desktop and Enterprise small- and medium-size customers with indirect license revenue and total revenue up 26% and 7%, respectively, in the first quarter of 2011 compared to the first quarter of 2010. This was our fourth consecutive quarter of year-over-year indirect license revenue and total revenue growth.

A key development that occurred in the quarter was our entry into a contract with a large automotive OEM. Following an extensive two-year benchmark testing and selection process, this customer selected Windchill as its enterprise PLM solution. This contract is for the first phase of what we expect will be a multi-year engagement. We did not record revenue from this contract in the first quarter as revenue will be recorded over the performance period. We expect our costs to perform this contract to exceed our revenue by approximately $5 million. This loss was recorded as cost of service expense in the quarter, and resulted in a $5 million decrease in GAAP and non-GAAP operating income, and negatively impacted GAAP and non-GAAP diluted earnings per share by $0.035. As a result, our GAAP and non-GAAP operating income of $17.1 million and $35.3 million, respectively, in the first quarter of 2011, compared to $22.3 million and $45.1 million, respectively, in the first quarter of 2010, and resulting GAAP and non-GAAP operating margins (6% and 13%, respectively, compared to 9% and 17%, respectively, in the year-ago period), were lower than expected and lower than the first quarter of 2010.

Our balance sheet remained strong as of January 1, 2011, with $183 million of cash and $300 million available under our revolving credit facility. We used $48 million of cash for operating activities in the first quarter of 2011, including $48 million of net cash used in connection with the resolution of litigation described in PART II, Item 1. Legal Proceedings, compared to $23 million generated by operating activities in the first quarter of 2010.

Revenue, Operating Margin, Earnings per Share and Cash Flow from Operations

The following table shows the financial measures that we consider the most significant indicators of the performance of our business. In addition to providing operating income, operating margin, and diluted earnings per share as calculated under generally accepted accounting principles (“GAAP”), we provide non-GAAP operating income, operating margin, and diluted earnings per share for the reported periods. These measures exclude stock-based compensation, amortization of acquired intangible assets expense, restructuring charges, atypical gains or charges included in non-operating other income (expense), net and the related tax effects of the preceding items, and any atypical tax items. Excluding those expenses and atypical items provides investors another view of our operating results which is aligned with management budgets and with performance criteria in our incentive compensation plans. Management uses, and investors should evaluate, non-GAAP measures in conjunction with our GAAP results. We discuss the non-GAAP measures in detail under Income and Margins; Earnings per Share below.

	Three months ended		Percent Change 2010 to 2011
	January 1, 2011	January 2, 2010	Actual	Constant Currency
	( in millions, except per share amounts)
License revenue	$75.5	$74.8	1%	2%
Consulting and training services revenue	59.7	55.9	7%	9%
Maintenance revenue	131.4	127.7	3%	4%

Total revenue	266.6	258.4	3%	4%
Total costs and expenses	249.5	236.1	6%	7%

Operating income	$17.1	$22.3	(23)%	(20)%
Non-GAAP operating income	$35.3	$45.1	(22)%	(18)%
Operating margin	6%	9%
Non-GAAP operating margin	13%	17%
Diluted earnings per share	$0.11	$0.15
Non-GAAP diluted earnings per share	$0.22	$0.27
Cash flow from operations	$(48.0)	$22.8

Fiscal Year 2011 Expectations, Strategies and Risks

The past two years have been characterized by weak global economic conditions, a tightening in the credit markets, and extreme volatility in many financial markets, which have adversely impacted IT spending. Although these conditions are improving, it is uncertain whether a sustainable recovery is currently taking place on a worldwide basis and these adverse conditions may continue to unfavorably impact our business, financial results and financial condition. However, we are encouraged by our financial results in 2010 and the first quarter of 2011. Based on 2010 results, improvements in the global economy, and our strong relative position among competing PLM products, we expect revenue to grow 10% to 12% in 2011 with license revenue growth of 20% to 25%, and maintenance and services revenue growth of approximately 5% and 10%, respectively. Our revenue and operating results may continue to be impacted by currency fluctuations.

If the economy does not continue to improve, customers may delay, reduce or forego technology purchases, particularly in the case of small- and medium-size businesses. Additionally, our growth rates have become increasingly dependent on adoption of our PLM solutions among large direct customers. Such transactions tend to be larger in size and may have long lead times as they often follow a lengthy product selection and evaluation process. This may cause increased volatility in our results.

Balancing an improving but still uncertain economic climate with the longer-term opportunity for our business, we are modestly increasing investments in our business that we believe are critical to delivering value to our customers and will help us gain market share, drive faster top line growth and improve operating profitability over the longer term. These investments include:

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

Results of Operations

Impact of Foreign Currency Exchange on Results of Operations

Approximately two-thirds of our revenue and half of our expenses are transacted in currencies other than the U.S. Dollar. Because we report our results of operations in U.S. Dollars, currency translation affects our reported results. On a year-over-year comparative basis, our revenues for the first three months of 2011 were unfavorably impacted as a result of changes in currency exchange rates, primarily the Euro, relative to U.S. Dollar exchange rates. Conversely, our expenses were lower as a result of changes in these rates. If actual reported results for the first three months of 2011 had been converted into U.S. Dollars based on the foreign currency exchange rates in effect for the first three months of 2010, revenue would have been higher by $3.2 million and GAAP and non-GAAP expenses would have been higher by $2.4 million and $1.7 million, respectively. As a result, at foreign currency exchange rates consistent with the first three months of 2010, GAAP and non-GAAP operating income in the first quarter of 2011 would have been $0.8 million and $1.5 million higher, respectively. Revenue by line of business and revenue by geographic region in the tables that follow present both actual percentage changes year over year and percentage changes year over year on a constant currency basis, calculated by multiplying the actual results for 2011 by the exchange rates in effect for 2010.

Revenue

Desktop revenue includes our CAx Solutions: Creo Elements/Pro (formerly Pro/ENGINEER), Creo Elements/Direct (formerly CoCreate), Mathcad and Arbortext authoring products. Enterprise revenue includes our PLM solutions: Windchill, Arbortext enterprise products, Creo Elements/View (formerly ProductView), Relex and InSight.

Direct revenue includes sales made primarily by our direct sales force to large businesses. Indirect revenue includes sales by our reseller channel, primarily to small- and medium-size businesses, as well as revenue from other accounts that we have classified as indirect. If the classification of a customer changes between direct and indirect, we reclassify the historical revenue associated with that customer to align with the current period classification. Revenue for the first quarter of 2010 reflected below also includes certain reclassifications between Desktop and Enterprise revenue and between geographic regions. Such reclassifications were not material.

Revenue by Product Group and Distribution Channel

	Desktop Three Months Ended			Enterprise Three Months Ended			Total Revenue Three Months Ended
	January 1, 2011	January 2, 2010	Percent Change	January 1, 2011	January 2, 2010	Percent Change	January 1, 2011	January 2, 2010	Percent Change
	(Dollar amounts in millions)
Direct
License revenue	$24.0	$15.6	54%	$28.5	$41.0	-30%	$52.5	$56.6	-7%
Service revenue:
Consulting and training service revenue	9.2	9.0	2%	47.8	44.9	6%	57.0	53.9	6%
Maintenance revenue	50.3	50.5	0%	29.8	25.5	17%	80.2	76.0	5%

Total service revenue	59.5	59.5	0%	77.6	70.4	10%	137.2	129.9	6%

Total revenue	$83.5	$75.1	11%	$106.2	$111.5	-5%	$189.7	$186.6	2%

Indirect
License revenue	$16.9	$14.5	17%	$6.0	$3.7	63%	$23.0	$18.2	26%
Service revenue:
Consulting and training service revenue	1.3	1.4	-2%	1.4	0.6	116%	2.7	2.0	36%
Maintenance revenue	44.2	44.6	-1%	7.0	7.1	-1%	51.2	51.7	-1%

Total service revenue	45.5	46.0	-1%	8.4	7.7	9%	53.9	53.7	0%

Total revenue	$62.5	$60.5	3%	$14.4	$11.4	27%	$76.9	$71.9	7%

Total Revenue
License revenue	$40.9	$30.1	36%	$34.6	$44.7	-23%	$75.5	$74.8	1%
Service revenue:
Consulting and training service revenue	10.5	10.3	2%	49.2	45.5	8%	59.7	55.9	7%
Maintenance revenue	94.5	95.1	-1%	36.9	32.6	13%	131.4	127.7	3%

Total service revenue	105.0	105.4	0%	86.1	78.1	10%	191.1	183.6	4%

Total revenue	$146.0	$135.6	8%	$120.6	$122.9	-2%	$266.6	$258.4	3%

Revenue by Line of Business

Revenue as a Percentage of Total Revenue	Three months ended
	January 1, 2011	January 2, 2010
License revenue	28%	29%
Maintenance revenue	49	49
Consulting and training service revenue	23	22

	100%	100%

Year Over Year Percentage Changes in Revenue	Three months ended January 1, 2011 compared to three months ended January 2, 2010
	As Reported	Constant Currency
License revenue	1%	2%
Maintenance revenue	3%	4%
Consulting and training service revenue	7%	9%
Total revenue	3%	4%

License Revenue

The growth in license revenue in the first quarter of 2011 compared to the first quarter of 2010 reflects an increase of 36% ($10.8 million) in Desktop license revenue and a decrease of 23% ($10.2 million) in Enterprise license revenue. We experienced growth across all of our major Desktop products in the first quarter of 2011. The decrease in Enterprise license revenue was primarily due to sales of Windchill, which were 33% ($11.6 million) lower in the first quarter of 2011 than in the first quarter of 2010. The first quarter of 2010 included large Windchill transactions in North America, resulting in a particularly strong quarter in the year-ago comparison period.

License revenue was unfavorably impacted by $0.5 million in the first quarter of 2011, compared to the first quarter of 2010, as a result of foreign currency exchange rate movements.

Maintenance Revenue

Maintenance revenue is comprised of contracts to maintain new and/or previously purchased software. Maintenance revenue in the first quarter of 2011, compared to the first quarter of 2010, was unfavorably impacted by $1.6 million as a result of foreign currency exchange rate movements. In the first quarter of 2011, compared to the first quarter of 2010, Desktop maintenance revenue decreased 1% ($0.6 million) and Enterprise maintenance revenue increased 13% ($4.3 million). Enterprise maintenance revenue in the first quarter of 2011 benefitted from strong Enterprise license sales in fiscal 2010 (Enterprise license revenue in fiscal 2010 was 73% ($65.3 million) higher than fiscal 2009). Creo Elements/Pro and Windchill seats under maintenance increased 3% and 13%, respectively, as of the end of the first quarter of 2011, compared to the end of the first quarter of 2010.

Consulting and Training Service Revenue

Consulting and training services engagements typically result from sales of new licenses, particularly of our Enterprise solutions. Accordingly, strong license sales in 2010 had a favorable impact on services revenue in the first quarter of 2011. Consulting revenue, which is primarily related to Windchill implementations, was up 7% ($3.3 million) and training revenue, which typically represents about 15% of our total consulting and training services revenue, was up 6% ($0.5 million) in the first quarter of 2011 compared to the first quarter of 2010. Direct Enterprise consulting and training service revenue, which comprised over 75% of our total consulting and training service revenue in the first quarter of 2011, was up 6% ($2.9 million) in the first quarter of 2011 compared to the first quarter of 2010.

Consulting and training services revenue in the first quarter of 2011, compared to the first quarter of 2010, was unfavorably impacted by $1.1 million as a result of foreign currency exchange rate movements.

Revenue by Distribution Channel

Direct

Our direct revenue was 71% and 72% of our total revenue in the first quarter of 2011 and 2010, respectively. Direct revenue in the first quarter of 2011 increased 2% ($3.1 million) compared to the first quarter of 2010, and reflects 11% ($8.4 million) growth in direct Desktop revenue offset by a 5% ($5.3 million) decrease in direct Enterprise revenue.

Indirect

We have over 420 geographically dispersed resellers that focus on sales to small- and medium-size businesses. This enables our direct sales force to focus on larger sales opportunities and ensures greater coverage of all customer segments.

Our indirect revenue was 29% and 28% of our total revenue in the first quarter of 2011 and 2010, respectively. Indirect revenue was up 7% ($5.0 million) in the first quarter of 2011 compared to the first quarter of 2010 reflecting increases in Enterprise and Desktop of 27% ($3.0 million) and 3% ($2.0 million), respectively. We believe that this performance reflects improving macroeconomic conditions.

We believe that the markets for Desktop and Enterprise solutions served by our indirect channel continue to offer long-term growth potential.

Revenue from Individual Customers

We enter into customer contracts that may result in revenue being recognized over multiple reporting periods. Accordingly, revenue recognized in a current period may be attributable to contracts entered into during the current period or in prior periods. License and/or consulting and training service revenue of $1 million or more recognized from individual customers from contracts entered into during the current period and/or prior periods is shown in the table below. For the first quarter of 2011 and 2010, there were 22 (11 in Europe, 9 in the Americas and 2 in Asia) and 10 (6 in the Americas and 4 in Europe) of these customers, respectively, with an average size of $2.3 million in the first quarter of 2011 compared to $5.0 million in the first quarter of 2010.

The increase in the first quarter of 2011 compared to the first quarter of 2010 reflects increased revenue from Desktop licenses and Enterprise services, partially offset by lower sales of Enterprise licenses. The first quarter of 2010 included particularly large Windchill transactions in North America.

	Three months ended
	January 1, 2011	January 2, 2010
	(Dollar amounts in millions)
License and/or consulting and training service revenue	$51.3	$49.9

% of total license and consulting and training service revenue	38%	38%

The amount of revenue, particularly license revenue, attributable to large transactions, and the number of such transactions, may vary significantly from quarter to quarter based on customer purchasing decisions and macroeconomic conditions.

Revenue by Geographic Region

		Percent Change
	Three months ended January 1, 2011	Actual	Constant Currency	Three months ended January 2, 2010
		(Dollar amounts in millions)
Revenue by region:
Americas	$100.1	(7)%	(7)%	$107.1
Europe	107.9	9%	15%	99.2
Pacific Rim	33.6	16%	14%	28.9
Japan	25.0	8%	(1)%	23.2
Revenue by region as a % of total revenue:
Americas	38%			42%
Europe	40%			38%
Pacific Rim	13%			11%
Japan	9%			9%

Americas

The period-to-period change in revenue in the Americas was primarily driven by changes in license revenue. License revenue decreased 26% ($10.8 million) in the first quarter of 2011, compared to the first quarter of 2010.

Maintenance and consulting and training service revenue increased 7% ($3.0 million) and 4% ($0.7 million), respectively, in the first quarter of 2011 compared to the first quarter of 2010. The decrease in license revenue in the first quarter of 2011 was because the year-ago period included particularly large Windchill transactions that closed in the first quarter of 2010.

Europe

Revenue in the first quarter of 2011 compared to the first quarter of 2010 was driven by an increase in license revenue of 53% ($10.0 million), reflecting growth in license sales of both Desktop and Enterprise products to large customers. Foreign currency exchange rate movements, particularly the Euro, impacted revenue in Europe unfavorably by $5.8 million in the first quarter of 2011 compared to the first quarter of 2010.

Pacific Rim

The increase in revenue in the Pacific Rim in the first quarter of 2011, compared to the first quarter of 2010, primarily consisted of an increase of 29% ($2.3 million) in consulting and training service revenue. Additionally, in the first quarter of 2011, license revenue and maintenance revenue increased 9% ($1.2 million) and 14% ($1.2 million), respectively. Revenue from customers in China, which represents a significant portion of our Pacific Rim revenue, increased 21% in the first quarter of 2011 compared to the first quarter 2010. Revenue in the Pacific Rim in the first quarter of 2011 compared to the first quarter of 2010 was favorably impacted by $0.6 million due to the impact of changes in foreign currency exchange rate movements.

Japan

The increase in revenue in Japan in the first quarter of 2011 compared to the first quarter of 2010 included increases of 14% ($0.3 million) in license revenue, 5% ($0.8 million) in maintenance revenue and 17% ($0.6 million) in consulting and training service revenue. Revenue in Japan in the first quarter of 2011 compared to the first quarter of 2010 was favorably impacted by $2.0 million due to the impact of changes in the Yen to U.S. Dollar exchange rate.

Costs and Expenses

	Three months ended
	January 1, 2011	Percent Change		January 2, 2010
	(Dollar amounts in millions)
Costs and expenses:
Cost of license revenue	$6.0	(27)%		$8.1
Cost of service revenue	80.1	14%		70.5
Sales and marketing	84.5	8%		78.6
Research and development	51.5	2%		50.7
General and administrative	23.5	(2)%		24.1
Amortization of acquired intangible assets	3.9	(5)%		4.1

Total costs and expenses (1)	$249.5	6	%(1)	$236.1

Headcount	5,416	5%		5,158

(1)	On a constant foreign currency basis, compared to the year-ago period, total costs and expenses for the first quarter of 2011 increased 7%.

Costs and expenses in the first quarter of 2011, compared to the first quarter of 2010, reflect higher costs due to:

•	a contract loss of approximately $5 million recorded in the first quarter of 2011 related to estimated costs to be incurred in completing a services contract in excess of the corresponding revenue;

•	higher sales and marketing expenses associated with events, including our Creo product launch;

•	investments in our direct sales force; and

•	higher cost of service in support of services revenue growth.

Cost of License Revenue

	Three months ended January 1, 2011	Percent Change	Three months ended January 2, 2010
	(Dollar amounts in millions)
Cost of license revenue	$6.0	(27)%	$8.1
% of total revenue	2%		3%
% of total license revenue	8%		11%

Our cost of license revenue consists of fixed and variable costs associated with reproducing and distributing software and documentation as well as royalties paid to third parties for technology embedded in or licensed with our software products and amortization of intangible assets associated with acquired products. Cost of license revenue as a percentage of total license revenue declined in the first quarter of 2011 due primarily to amortization of purchased software, which was $1.5 million lower in the first quarter of 2011 compared to the first quarter of 2010. Cost of license revenue as a percent of license revenue can vary depending on product mix sold and the effect of fixed and variable royalties and the level of amortization of acquired software intangible assets.

Cost of Service Revenue

	Three months ended January 1, 2011	Percent Change	Three months ended January 2, 2010
	(Dollar amounts in millions)
Cost of service revenue	$80.1	14%	$70.5
% of total revenue	30%		27%
% of total service revenue	42%		38%
Service headcount	1,552	8%	1,440

Our cost of service revenue includes costs such as salaries, benefits, and computer equipment and facilities for our training, customer support and consulting personnel; third-party subcontractor fees; and costs associated with the release of maintenance updates (including related royalty costs). Service margins can vary based on the product mix sold in the period. In the first quarter of 2011, we made a strategic decision to enter into a contract with an important customer in the automotive industry, for which we expect our costs to exceed our revenue by approximately $5 million. Cost of service revenue in the first quarter of 2011 includes immediate recognition of this loss of approximately $5 million. In the first quarter of 2011 compared to the first quarter of 2010, total compensation, benefit costs and travel expenses were 2% ($1.2 million) higher, primarily due to increased headcount, and the cost of third-party consulting services was $1.7 million higher primarily due to the increase in consulting and training service sales in the first quarter of 2011.

Sales and Marketing

	Three months ended January 1, 2011	Percent Change	Three months ended January 2, 2010
	(Dollar amounts in millions)
Sales and marketing expenses	$84.5	8%	$78.6
% of total revenue	32%		30%
Sales and marketing headcount	1,390	11%	1,253

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. Our compensation, benefit costs and travel expenses were higher by an aggregate of $2.1 million in the first quarter of 2011 compared to the first quarter of 2010. Additionally, costs associated with sales and marketing meetings and events were higher by approximately $2.8 million in the first quarter of 2011, compared to the first quarter of 2010, due to the Creo product launch, and higher costs related to our fiscal 2011 sales kick-off meeting and worldwide PTC user conferences.

Research and Development

	Three months ended January 1, 2011	Percent Change	Three months ended January 2, 2010
	(Dollar amounts in millions)
Research and development expenses	$51.5	2%	$50.7
% of total revenue	19%		20%
Research and development headcount	1,911	(1)%	1,938

Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Major research and development activities include developing new releases of our software that enhance functionality and developing new products or features. Total compensation, benefit costs and travel expenses were higher in the first quarter of 2011 compared to the first quarter of 2010 by an aggregate of $1.0 million.

General and Administrative

	Three months ended January 1, 2011	Percent Change	Three months ended January 2, 2010
	(Dollar amounts in millions)
General and administrative expenses	$23.5	(2)%	$24.1
% of total revenue	9%		9%
General and administrative headcount	550	7%	514

Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources, legal and administrative functions, as well as bad debt expense and outside professional services, including accounting and legal fees. Total compensation, benefit costs and travel costs were lower in the first quarter of 2011 compared to the first quarter 2010 by an aggregate of $1.1 million, including a $1.5 million decrease in stock-based compensation due primarily to grants of fiscal 2010 stock-based awards being made in November 2009, our usual timing, while a portion of the fiscal 2011 stock-based awards have been delayed until the second quarter of 2011 due to the limited number of shares available under the 2000 Equity Incentive Plan.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets reflects the amortization of acquired non-product related intangible assets, primarily customer and trademark-related intangible assets, recorded in connection with completed acquisitions.

Interest and Other Income (Expense), net

	Three months ended January 1, 2011	Three months ended January 2, 2010
	(amounts in millions)
Interest income	$0.9	$0.8
Interest expense	(0.3)	(0.5)
Other income (expense), net	(2.5)	(0.8)

Total interest and other income (expense), net	$(1.9)	$(0.5)

Interest and other income (expense), net includes interest income, interest expense, costs of hedging contracts, certain realized and unrealized foreign currency transaction gains or losses and exchange gains or losses resulting from the required period-end currency remeasurement of the financial statements of our subsidiaries that use the U.S. Dollar as their functional currency. A large portion of our revenue and expenses is transacted in foreign currencies. To reduce our exposure to fluctuations in foreign exchange rates, we engage in hedging transactions involving the use of foreign currency forward contracts, primarily in the Euro. The increase in other income (expense), net in the first quarter of 2011 compared to the first quarter of 2010 was due primarily to net foreign currency losses, which were higher by $1.4 million.

Income Taxes

	Three months ended January 1, 2011	Three months ended January 2, 2010
	(Dollar amounts in millions)
Pre-tax income	$15.2	$21.8
Tax provision	2.0	4.0
Effective income tax rate	13%	18%

In the first quarter of 2011, our effective tax rate was lower than the 35% statutory federal income tax rate due primarily to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate, and a $1.8 million tax benefit related to research and development (R&D) triggered by a retroactive extension of the R&D tax credit enacted in the first quarter of 2011. In the first quarter of 2010, our effective tax rate was lower than the 35% statutory federal income tax rate due primarily to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate (including a net benefit of $0.9 million related to R&D cost sharing pre-payments by a foreign subsidiary to the U.S.).

We have net deferred tax assets ($103.5 million as of September 30, 2010) primarily relating to our U.S. operations. We have concluded, based on the weight of available evidence, that our net deferred tax assets are more likely than not to be realized in the future. In arriving at this conclusion, we evaluated all available evidence, including our cumulative profitability on a pre-tax basis for the last three years (adjusted for permanent differences) and improving profitability forecasts for the U.S. operations. We will continue to reassess our valuation allowance requirements each financial reporting period.

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

Our future effective income tax rate may be materially impacted by the amount of income taxes associated with our foreign earnings, which are taxed at rates different from the U.S. federal statutory income tax rate, as well as the timing and extent of the realization of deferred tax assets and changes in the tax law. There is pending legislation in Japan which we understand is likely to be enacted in the second quarter of 2011. This legislation, if enacted, will likely result in a discrete non-cash tax charge of approximately $3 million due to a change in the expected realizability of our Japan entity’s deferred tax assets. Further, our tax rate may fluctuate within a fiscal year, including from quarter to quarter, due to items arising from discrete events, including settlements of tax audits and assessments, the resolution or identification of tax position uncertainties, and acquisitions of other companies.

Income and Margins; Earnings per Share

Our operating income and operating margins in the first quarter of 2011 decreased compared to the first quarter of 2010, primarily due to higher sales and marketing expenses and the contract loss of approximately $5 million, described earlier, recorded in cost of service expense in the first quarter of 2011, partially offset by margin contribution associated with higher revenue.

Our GAAP operating income was $17.1 million and $22.3 million in the first quarter of 2011 and 2010, respectively. Our non-GAAP operating income was $35.3 million and $45.1 million in the first quarter of 2011 and 2010, respectively. Our GAAP operating margin was approximately 6% and 9% in the first quarter of 2011 and 2010, respectively. Our non-GAAP operating margin was approximately 13% and 17.5 % in the first quarter of 2011 and 2010, respectively.

GAAP and non-GAAP diluted earnings per share decreased to $0.11 and $0.22 in the first quarter of 2011, respectively, from $0.15 and $0.27 in the first quarter of 2010, respectively.

The non-GAAP measures presented in the discussion of our results of operations and the respective most directly comparable GAAP measures are:

•	non-GAAP operating income—GAAP operating income

•	non-GAAP net income—GAAP net income

•	non-GAAP operating margin—GAAP operating margin

•	non-GAAP diluted earnings per share—GAAP diluted earnings per share

The non-GAAP measures exclude stock-based compensation expense, amortization of acquired intangible assets expense, restructuring charges (if any), atypical gains or charges included in non-operating other income (expense), net and the related tax effects of the preceding items, and any atypical tax items. These expenses and charges are normally included in the comparable measures calculated and presented in accordance with GAAP. Our management excludes these costs when evaluating our ongoing performance and/or predicting our earnings trends, and therefore excludes these charges when presenting non-GAAP financial measures. Management uses, and investors should consider, non-GAAP measures in conjunction with our GAAP results.

Stock-based compensation expense is a non-cash expense relating to stock-based awards issued to executive officers, employees and outside directors, consisting of restricted stock and restricted stock units.

Amortization of acquired intangible assets expense is a non-cash expense that is impacted by the timing and magnitude of our acquisitions.

We use these non-GAAP measures, and we believe that they assist our investors, to make period-to-period comparisons of our operational performance because they provide a view of our operating results without items that are not, in our view, indicative of our core operating results. We believe that these non-GAAP measures help illustrate underlying trends in our business, and we use the measures to establish budgets and operational goals (communicated internally and externally) for managing our business and evaluating our performance. We believe that providing non-GAAP measures affords investors a view of our operating results that may be more easily compared to the results of peer companies. In addition, compensation of our executives is based in part on the performance of our business based on these non-GAAP measures.

The items excluded from the non-GAAP measures often have a material impact on our financial results and such items often recur. Accordingly, the non-GAAP measures included in this Quarterly Report should be considered in addition to, and not as a substitute for or superior to, the comparable measures prepared in accordance with GAAP.

The following tables reconcile each of these non-GAAP measures to its most closely comparable GAAP measure on our financial statements.

	Three Months Ended
	January 1, 2011	January 2, 2010
	(in millions, except per share amounts)
GAAP operating income	$17.1	$22.3
Stock-based compensation (1)	11.0	13.9
Amortization of acquired intangible assets	7.2	8.9

Non-GAAP operating income	$35.3	$45.1

GAAP net income	$13.3	$17.9
Stock-based compensation (1)	11.0	13.9
Amortization of acquired intangible assets	7.2	8.9
Foreign currency transaction loss related to litigation settlement	0.7	—
Income tax adjustments (2)	(5.8)	(7.4)

Non-GAAP net income	$26.4	$33.3

GAAP diluted earnings per share	$0.11	$0.15
Stock-based compensation (3)	0.09	0.11
All other items identified above, net (3)	0.02	0.01

Non-GAAP diluted earnings per share	$0.22	$0.27

Diluted weighted average shares outstanding	121	121

Operating margin impact of non-GAAP adjustments:

	Three Months Ended
	January 1, 2011	January 2, 2010
GAAP operating margin	6.4%	8.6%
Stock-based compensation	4.2%	5.4%
Amortization of acquired intangible assets	2.7%	3.5%

Non-GAAP operating margin	13.3%	17.5%

(1)	The decrease in stock-based compensation in the first quarter of 2011 compared to the first quarter of 2010 was due primarily to grants of fiscal 2010 stock-based awards being made in November 2009, our usual timing, while a portion of the fiscal 2011 stock-based awards have been delayed until the second quarter of 2011 due to the limited number of shares available under the 2000 Equity Incentive Plan.
(2)	Income tax adjustments reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above.
(3)	EPS impact of non-GAAP adjustments is calculated by dividing the dollar amount of the non-GAAP adjustment by the GAAP diluted earnings per share outstanding for the respective period.

Liquidity and Capital Resources

	January 1, 2011	January 2, 2010
	(in thousands)
Cash and cash equivalents	$182,915	$231,144

Amounts below are for the three months ended:
Cash (used) provided by operating activities	$(48,038)	$22,760
Cash used by investing activities	(5,412)	(8,459)
Cash used by financing activities	(4,674)	(16,513)
Cash (used) provided by operating activities included the following:
Net cash used to settle litigation	(48,129)	—
Cash disbursements for restructuring charges	(159)	(9,097)
Cash used by investing activities included the following:
Cash paid to acquire businesses, net of cash acquired	—	(582)
Cash used by financing activities included the following:
Repurchases of common stock	—	(5,072)

Cash and cash equivalents

We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. Cash and cash equivalents include highly liquid investments with original maturities of three months or less. At January 1, 2011, cash and cash equivalents totaled $182.9 million, down from $240.3 million at September 30, 2010 due primarily to $48.0 million of cash used by operating activities in the first quarter of 2011.

Cash (used) provided by operating activities

Cash used by operating activities was $48.0 million in the first quarter of 2011, compared to $22.8 million of cash provided by operating activities in the first quarter of 2010. This decrease was primarily due to the resolution of the litigation described in PART II. Item 1. Legal Proceedings, which reduced our cash balance by approximately $48 million in the first quarter of 2011, including $52.1 million paid to settle the litigation. In addition, in the first quarter of 2011, cash payments related to year-end compensation accruals were approximately $19.0 million higher than the comparable year-ago periods as performance-based and incentive cash plan targets were fully achieved in 2010 while such targets were not achieved in full in 2009. Additionally, year-end commission accruals were higher at the end of 2010 compared to the end of 2009 due to higher revenue in the fourth quarter of 2010 compared to the fourth quarter of 2009. Cash collections on accounts receivable remained strong with days sales outstanding of 60 days as of the end of the first quarter of 2011 compared to 57 days as of September 30, 2010 and 57 days at the end of the first quarter of 2010.

Cash used by investing activities

	Three months ended
	January 1, 2011	January 2, 2010
Cash used by investing activities included the following:
Acquisitions of businesses, net of cash acquired	$—	$(582)
Additions to property and equipment	(5,412)	(7,877)

	$(5,412)	$(8,459)

Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements.

Cash used by financing activities

	Three months ended
	January 1, 2011	January 2, 2010
Cash used by financing activities included the following:
Repurchases of common stock	$—	(5,072)
Excess tax benefits of stock-based awards	262	149
Payments of withholding taxes in connection with vesting of stock-based awards	(17,168)	(15,581)
Proceeds from issuance of common stock	12,232	3,991

	$(4,674)	$(16,513)

The increase in proceeds from issuance of common stock was due to higher stock option exercises in the first quarter of 2011 (0.9 million options) compared to the first quarter of 2010 (0.4 million options). As of January 1, 2011, we had approximately 4 million stock options outstanding, all of which expire by the end of 2014.

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

Under the credit facility, PTC and its material domestic subsidiaries may not, without the lenders’ consent, invest cash or property in, or loan to, PTC’s foreign subsidiaries in aggregate amounts exceeding $50 million for any purpose and an additional $75 million for acquisitions of businesses. For a description of additional terms and conditions of the credit facility, including limitations on our ability to undertake certain actions, and our compliance with covenants under the credit facility, see Note 10. Commitments and Contingencies in the Notes to Consolidated Financial Statements of this Form 10-Q.

Share Repurchases

Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors has authorized us to use up to $200 million of cash from operations to repurchase shares of our common stock in open market purchases. This authorization will expire on September 30, 2011 unless earlier revoked. We did not repurchase any shares in the first quarter of 2011 and we have $118.0 million remaining under our current authorization. In the first quarter of 2010, we repurchased 0.3 million shares at a cost of $5.1 million. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.

Future Expectations

We believe that existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements through at least the next twelve months.

We expect to use $55 million of cash from operations to repurchase our shares in 2011. Capital expenditures for the remainder of 2011 are currently anticipated to be approximately $21 million.

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

Critical Accounting Policies and Estimates

The financial information included in Item 1 reflects no material changes in our critical accounting policies and estimates as set forth under the heading Critical Accounting Policies and Estimates in Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2010 Annual Report on Form 10-K. We did not make any changes to these policies or to these estimates during the quarter ended January 1, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risk exposure as described in Item 7A: Quantitative and Qualitative Disclosures about Market Risk of our 2010 Annual Report on Form 10-K.

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

We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of January 1, 2011.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended January 1, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We previously were defending two separate lawsuits filed by GE Japan Corporation (formerly GE Capital Leasing Corporation) (“GEJ”). The first lawsuit was filed against PTC on August 2, 2007, in the U.S. District Court for the District of Massachusetts. That lawsuit alleged that GEJ was fraudulently induced to provide financing in Japan to Toshiba Corporation for purchases of third party products, predominantly PTC products, during the period from 2003 to 2006 and that PTC participated in the alleged scheme or, alternatively, should have been aware of the scheme and made negligent misrepresentations that enabled the scheme to continue undetected. GEJ’s complaint claimed damages of $47 million and sought three times that amount plus attorneys’ fees.

A second lawsuit was filed against PTC Japan KK (PTCJ) on January 7, 2009 in Tokyo District Court in Japan. The second lawsuit arose from the same underlying transactions as the Massachusetts lawsuit. The second lawsuit sought damages of 5.8 billion Yen, plus interest of 5% per year on such amount since April 27, 2007 and costs of the lawsuit.

On October 20, 2010, we entered into an agreement with GEJ and its affiliate General Electric Capital Corporation to resolve GEJ’s claims against us. In connection with the resolution, we made a cash payment of $52.1 million in the first quarter of 2011 to GEJ, in return for which GEJ withdrew all claims against PTC and PTCJ and GEJ assigned to PTC and PTCJ certain rights of recovery against third parties. Neither party admitted any liability to the other.

We also are subject to various legal proceedings and claims that arise in the ordinary course of business. We currently believe that resolving these other matters will not have a material adverse impact on our financial condition or results of operations.

ITEM 1A.	RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the factors described in Part I. Item 1A. Risk Factors in our 2010 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2010 Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below shows the shares of our common stock we repurchased in the first quarter of 2011.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 – October 30, 2010	—		—	—	$118,012,208	(2)
October 31 – November 27, 2010	92,340	(3)	$22.20	—	$118,012,208	(2)
November 28, 2010 – January 1, 2011	—		—	—	$118,012,208	(2)

Total	92,340	(3)	$22.20	—	$118,012,208	(2)

(1)	Periods are our fiscal months within the fiscal quarter.
(2)	On May 20, 2008, we announced our share repurchase program in the amount of $50 million, and on November 26, 2008, we announced that the repurchase program had been increased to $100 million. On March 3, 2010, our Board of Directors extended the share repurchase authorization through May 31, 2011, and on September 15, 2010, our Board of Directors increased the amount authorized to be repurchased to $200 million and extended the authorization to September 30, 2011. Such authorization will remain in effect unless earlier revoked or extended.
(3)	Shares purchased on November 9, 2010 from our executive officers who tendered these shares to PTC to satisfy their tax withholding obligations incurred in connection with the vesting of restricted stock awards on that date. The price paid per share was the closing price per share of our common stock on the Nasdaq Global Select Market on November 9, 2010. Because these shares are repurchased directly from our officers upon vesting of shares of restricted stock rather than repurchased in the market, these purchases do not reduce the amount available under our repurchase authorization.

ITEM 6.	EXHIBITS

3.1(a)	Restated Articles of Organization of Parametric Technology Corporation adopted February 4, 1993 (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1996 (File No. 0-18059) and incorporated herein by reference).

3.1(b)	Articles of Amendment to Restated Articles of Organization adopted February 9, 1996 (filed as Exhibit 4.1(b) to our Registration Statement on Form S-8 (Registration No. 333-01297) and incorporated herein by reference).

3.1(c)	Articles of Amendment to Restated Articles of Organization adopted February 13, 1997 (filed as Exhibit 4.1(b) to our Registration Statement on Form S-8 (Registration No. 333-22169) and incorporated herein by reference).

3.1(d)	Articles of Amendment to Restated Articles of Organization adopted February 10, 2000 (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000
(File No. 0-18059) and incorporated herein by reference).

3.1(e)	Certificate of Vote of Directors establishing Series A Junior Participating Preferred Stock (filed as Exhibit 3.1(e) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 0-18059) and incorporated herein by reference).

3.1(f)	Articles of Amendment to Restated Articles of Organization adopted February 28, 2006 (filed as Exhibit 3.1(f) to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2006 (File No. 0-18059) and incorporated herein by reference).

3.2	By-Laws, as amended and restated, of Parametric Technology Corporation (filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2009 (File No. 0-18059) and incorporated herein by reference).

10.1	Amendment No. 1 dated as of December 20, 2010 to Credit Agreement dated as of August 23, 2010 by and among Parametric Technology Corporation, JPMorgan Chase Bank, N.A., KeyBank National Association, Sovereign Bank, RBS Citizens, N.A., Wells Fargo Bank, N.A., Silicon Valley Bank, The Huntington National Bank, HSBC Bank USA, N.A., TD Bank, N.A., and Bank of America, N.A.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32*	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

101**	The following materials from Parametric Technology Corporation’s Quarterly Report on Form 10-Q for the quarter ended January 1, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of January 1, 2011 and September 30, 2010; (ii) Condensed Consolidated Statements of Operations for the three months ended January 1, 2011 and January 2, 2010; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended January 1, 2011 and January 2, 2010; (iv) Condensed Consolidated Statements of Comprehensive Income for the three months ended January 1, 2011 and January 2, 2010; and (v) Notes to Condensed Consolidated Financial Statements.

*	Indicates that the exhibit is being furnished with this report and is not filed as a part of it.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PARAMETRIC TECHNOLOGY CORPORATION

By:	/s/ JEFFREY D. GLIDDEN
Jeffrey D. Glidden Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 9, 2011