Form 10-Q
period 2011-04-02
PARAMETRIC TECHNOLOGY CORP
filed 2011-05-11
CIK 857005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

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

There were 119,106,884 shares of our common stock outstanding on May 6, 2011.

PARAMETRIC TECHNOLOGY CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended April 2, 2011

PART I—FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	April 2, 2011	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$259,504	$240,253
Accounts receivable, net of allowance for doubtful accounts of $4,475 and $4,559 at April 2, 2011 and September 30, 2010, respectively	178,558	169,281
Prepaid expenses	44,589	32,116
Other current assets	107,039	91,126
Deferred tax assets	35,313	35,481

Total current assets	625,003	568,257
Property and equipment, net	55,780	58,064
Goodwill	425,794	418,509
Acquired intangible assets, net	115,959	127,931
Deferred tax assets	91,569	90,458
Other assets	32,996	43,845

Total assets	$1,347,101	$1,307,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$—	$—
Accounts payable	13,187	11,734
Accrued expenses and other current liabilities	54,904	52,803
Accrued compensation and benefits	72,376	98,476
Accrued income taxes	2,824	516
Accrued litigation	—	50,644
Deferred revenue	294,418	238,821

Total current liabilities	437,709	452,994
Deferred tax liabilities	21,201	22,452
Deferred revenue	5,851	7,019
Other liabilities	79,312	77,295

Total liabilities	544,073	559,760

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 118,783 and 115,826 shares issued and outstanding at April 2, 2011 and September 30, 2010, respectively	1,188	1,158
Additional paid-in capital	1,818,196	1,802,786
Accumulated deficit	(971,883)	(1,004,160)
Accumulated other comprehensive loss	(44,473)	(52,480)

Total stockholders’ equity	803,028	747,304

Total liabilities and stockholders’ equity	$1,347,101	$1,307,064

The accompanying notes are an integral part of the condensed consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended		Six months ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Revenue:
License	$74,215	$64,644	$149,688	$139,460
Service	194,974	175,912	386,053	359,525

Total revenue	269,189	240,556	535,741	498,985

Costs and expenses:
Cost of license revenue	6,558	8,232	12,512	16,379
Cost of service revenue	75,213	68,934	155,320	139,458
Sales and marketing	81,163	75,137	165,684	153,735
Research and development	53,051	49,960	104,573	100,650
General and administrative	24,712	22,807	48,196	46,878
Amortization of acquired intangible assets	4,266	3,975	8,120	8,033

Total costs and expenses	244,963	229,045	494,405	465,133

Operating income	24,226	11,511	41,336	33,852
Interest and other income (expense), net	(822)	(605)	(2,708)	(1,129)

Income before income taxes	23,404	10,906	38,628	32,723
Provision for income taxes	4,387	1,904	6,351	5,858

Net income	$19,017	$9,002	$32,277	$26,865

Earnings per share—Basic	$0.16	$0.08	$0.27	$0.23
Earnings per share—Diluted	$0.16	$0.08	$0.27	$0.22
Weighted average shares outstanding—Basic	118,194	115,951	117,501	116,104
Weighted average shares outstanding—Diluted	121,502	119,856	121,317	120,487

The accompanying notes are an integral part of the condensed consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended
	April 2, 2011	April 3, 2010
Cash flows from operating activities:
Net income	$32,277	$26,865
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	28,720	31,899
Stock-based compensation	20,898	26,147
Excess tax benefits from stock-based awards	(530)	(222)
Other non-cash costs, net	154	792
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	15,899	8,761
Accounts payable and accrued expenses	2,089	2,388
Accrued compensation and benefits	(27,406)	(15,121)
Deferred revenue	27,169	16,453
Accrued litigation	(52,129)	—
Accrued income taxes	(9,198)	(6,498)
Other current assets and prepaid expenses	2,165	(3,217)
Other noncurrent assets and liabilities	(9,870)	2,461

Net cash provided by operating activities	30,238	90,708

Cash flows from investing activities:
Additions to property and equipment	(11,560)	(17,102)
Acquisitions of businesses, net of cash acquired	—	(2,087)

Net cash used by investing activities	(11,560)	(19,189)

Cash flows from financing activities:
Repayment of borrowings under revolving credit facility	—	(19,720)
Repurchases of common stock	—	(45,072)
Proceeds from issuance of common stock	15,974	7,045
Payments of withholding taxes in connection with vesting of restricted stock units and restricted stock	(21,956)	(20,168)
Excess tax benefits from stock-based awards	530	222

Net cash used by financing activities	(5,452)	(77,693)

Effect of exchange rate changes on cash and cash equivalents	6,025	(6,256)

Net increase (decrease) in cash and cash equivalents	19,251	(12,430)
Cash and cash equivalents, beginning of period	240,253	235,122

Cash and cash equivalents, end of period	$259,504	$222,692

The accompanying notes are an integral part of the condensed consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended		Six months ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Net income	$19,017	$9,002	$32,277	$26,865

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	11,264	(10,103)	8,273	(13,494)
Minimum pension liability adjustment	(385)	(53)	(266)	(49)

Other comprehensive income (loss)	10,879	(10,156)	8,007	(13,543)

Comprehensive income (loss)	$29,896	$(1,154)	$40,284	$13,322

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

The results of operations for the three and six months ended April 2, 2011 are not necessarily indicative of the results expected for the remainder of the fiscal year.

2. Deferred Revenue and Financing Receivables

Deferred Revenue

Deferred revenue primarily relates to software maintenance agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and, if not yet paid, the related customer receivable is included in other current assets. Billed but uncollected maintenance-related amounts included in other current assets at April 2, 2011 and September 30, 2010 were $97.5 million and $76.8 million, respectively.

Financing Receivables

We periodically provide financing for software purchases to credit-worthy customers with payment terms up to 36 months. The determination on whether to offer such payment terms is based on the size, nature and credit-worthiness of the customer, and the history of collecting amounts due, without concession, from the customer. As of April 2, 2011 and September 30, 2010, amounts due from customers for contracts with extended payment terms (financing receivables) totaled $41.4 million and $44.3 million, respectively. Accounts receivable in the accompanying consolidated balance sheets include current receivables from such contracts totaling $33.1 million and $27.2 million at April 2, 2011 and September 30, 2010, respectively, and other assets in the accompanying consolidated balance sheets include long-term receivables from such contracts totaling $8.3 million and $17.1 million at April 2, 2011 and September 30, 2010, respectively. We periodically transfer future payments under certain of these contracts to third-party financial institutions on a non-recourse basis. We record such transfers as sales of the related accounts receivable when we surrender control of such receivables. We did not sell any financing receivables to third-party financial institutions in the three and six months ended April 2, 2011. We sold $19.6 million of financing receivables to third-party financial institutions in the six months ended April 3, 2010.

We evaluate estimated credit losses on financing receivables based on whether the customers are making payments as they become due, customer credit-worthiness and existing economic conditions. We write off uncollectible trade and financing receivables when we have exhausted all collection avenues. As of April 2, 2011 and September 30, 2010, we concluded that all financing receivables were collectible and no reserve for credit losses was recorded. We did not provide a reserve for credit losses or write off any uncollectible financing receivables in the three and six months ended April 2, 2011 and fiscal year 2010.

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

On March 9, 2011, at the 2011 Annual Meeting of Stockholders, PTC stockholders approved an amendment to our 2000 Equity Incentive Plan (2000 EIP) increasing by 4,500,000 the number of shares available for issuance under the 2000 EIP to 26,800,000.

Our equity incentive plans are described more fully in Note K to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Restricted Stock Activity for the six months ended April 2, 2011	Shares	Weighted Average Grant Date Fair Value (Per Share)
	(in thousands)
Balance of outstanding restricted stock September 30, 2010	329	$18.09
Granted	36	$23.26
Vested	(305)	$18.35
Forfeited or not earned	—	$—

Balance of outstanding restricted stock April 2, 2011	60	$19.89

Restricted Stock Unit Activity for the six months ended April 2, 2011	Shares	Weighted Average Grant Date Fair Value (Per Share)
	(in thousands)
Balance of outstanding restricted stock units September 30, 2010	6,053	$14.25
Granted	1,781	$21.64
Vested	(2,770)	$14.33
Forfeited or not earned	(249)	$14.18

Balance of outstanding restricted stock units April 2, 2011	4,815	$16.93

The weighted average fair value per share of restricted stock and RSUs granted in the first six months of 2011 and 2010 was $21.67 and $15.99, respectively.

We made the following restricted stock unit grants in the first six months of 2011:

	Restricted Stock (1)		Restricted Stock Units
Grant Period	Performance-based	Time-based	Performance-based (2)	Time-based (3)
(in thousands)
	(Number of Shares)		(Number of Units)
First six months of 2011	—	36	593	1,188

(1)	The time-based shares of restricted stock were issued to our non-employee directors as part of their annual compensation. The restrictions on these shares lapse one year from the date of grant.
(2)	Of these performance-based RSUs, 233,050 will vest to the extent earned in three substantially equal installments on the later of November 15, 2011 and the date the Compensation Committee determines the extent to which the performance criteria have been achieved, November 15, 2012 and November 15, 2013. The remaining 360,082 performance-based RSUs are eligible to vest in three substantially equal installments on each of the later of November 15, 2013, November 15, 2014 and November 15, 2015 and the date the Compensation Committee determines the extent to which the applicable performance criteria have been achieved; RSUs for this grant not earned in a period may be earned in a later period to the extent the cumulative performance criteria are achieved.
(3)	The time-based RSUs were issued to employees, including some of our executive officers. Of these time-based RSUs, 1,034,115 will vest in three equal annual installments in November 2011, 2012 and 2013, and 154,320 will vest in two substantially equal installments on September 30, 2011 and September 30, 2012.

The following table shows the classification of compensation expense recorded for our stock-based awards as reflected in our consolidated statements of operations:

	Three months ended		Six months ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
	(in thousands)
Cost of license revenue	$3	$2	$6	$19
Cost of service revenue	1,583	2,241	3,720	4,821
Sales and marketing	2,350	3,520	4,779	6,594
Research and development	1,749	2,383	4,142	5,042
General and administrative	4,186	4,146	8,251	9,671

Total stock-based compensation expense	$9,871	$12,292	$20,898	$26,147

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

The following table presents the calculation for both basic and diluted EPS:

	Three months ended		Six months ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
	(in thousands, except per share data)
Net income	$19,017	$9,002	$32,277	$26,865

Weighted average shares outstanding—Basic	118,194	115,951	117,501	116,104
Dilutive effect of employee stock options, restricted shares and restricted stock units	3,308	3,905	3,816	4,383

Weighted average shares outstanding—Diluted	121,502	119,856	121,317	120,487

Earnings per share—Basic	$0.16	$0.08	$0.27	$0.23
Earnings per share—Diluted	$0.16	$0.08	$0.27	$0.22

Stock options to purchase 0.1 million shares for both the second quarter and first six months of 2011 and 2.0 million shares for both the second quarter and first six months of 2010, were outstanding but were not included in the calculation of diluted EPS because the exercise prices per share were greater than the average market price of our common stock for those periods. These shares were excluded from the computation of diluted EPS as the effect would have been anti-dilutive.

Common Stock Repurchases

Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors has authorized us to use up to $200 million of cash from operations to repurchase shares of our common stock in open market purchases. This authorization will expire on September 30, 2011 unless earlier revoked. We did not repurchase any shares in the first six months of 2011 and we have $118.0 million remaining under our current authorization. In the second quarter and first six months of 2010, we repurchased 2.4 million shares at a cost of $40.0 million and 2.7 million shares at a cost of $45.1 million, respectively. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.

5. Goodwill and Intangible Assets

We have two reportable segments: (1) software products and (2) services. As of April 2, 2011 and September 30, 2010, goodwill and acquired intangible assets in the aggregate attributable to our software products reportable segment was $520.0 million and $524.3 million, respectively, and attributable to our services reportable segment was $21.8 million and $22.1 million, respectively. Goodwill is tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting segment below its carrying value. We completed our annual impairment review as of July 3, 2010 and concluded that no impairment charge was required as of that date. Through April 2, 2011, there have not been any events or changes in circumstances that indicate that the carrying value of goodwill may not be recoverable.

Goodwill

Changes in goodwill for the six months ended April 2, 2011, presented by reportable segment, are as follows:

	Software Products Segment	Services Segment	Total
	(in thousands)
Balance, September 30, 2010	$400,965	$17,544	$418,509
Foreign currency translation adjustments	7,204	81	7,285

Balance, April 2, 2011	$408,169	$17,625	$425,794

Amortization of intangible assets

The aggregate amortization expense for intangible assets with finite lives recorded for the second quarters and first six months of 2011 and 2010 was classified in our consolidated statements of operations as follows:

	Three months ended		Six months ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
	(in thousands)
Amortization of acquired intangible assets	$4,266	$3,975	$8,120	$8,033
Cost of license revenue	3,339	4,928	6,702	9,826

Total amortization expense	$7,605	$8,903	$14,822	$17,859

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

Our significant financial assets and liabilities measured at fair value on a recurring basis as of April 2, 2011 and September 30, 2010 were as follows:

	April 2, 2011	September 30, 2010
	(in thousands)
Financial assets
Cash equivalents—Level 1 (1)	$131,367	$86,826

Financial liabilities
Forward contracts—Level 2	$(208)	$(1,974)

(1)	Money market funds and time deposits.

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

As of April 2, 2011 and September 30, 2010, we had outstanding forward contracts with notional amounts equivalent to the following:

Currency Hedged	April 2, 2011	September 30, 2010
	(in thousands)
Euro/U.S. Dollar	$104,664	$113,546
Indian Rupee/U.S. Dollar	21,305	20,262
Chinese Renminbi/U.S. Dollar	6,196	5,443
Japanese Yen/U.S. Dollar	32,611	—
All other	10,939	9,562

Total	$175,715	$148,813

In the third quarter of 2011, in connection with our planned acquisition of MKS, we entered into forward contracts to purchase CDN$292 million (equivalent to approximately $305 million when we entered into the contracts). We entered into these forward contracts to reduce our foreign currency exposure related to changes in the Canadian to US Dollar exchange rate from the time we entered into the agreement to acquire MKS (the purchase price is in Canadian Dollars) and the expected closing date. Foreign currency gains and losses related to these forward contracts will be recorded as other income (expense) until such contracts are settled (on or about the scheduled closing date of the acquisition).

The accompanying consolidated balance sheets as of April 2, 2011 and September 30, 2010 include a net liability of $0.2 million and $2.0 million, respectively, in accrued expenses and other current liabilities related to the fair value of our forward contracts.

Net gains and losses on foreign currency exposures are recorded in other income (expense), net and include realized and unrealized gains and losses on forward contracts. Net gains and losses on foreign currency exposures for the three and six months ended April 2, 2011 and April 3, 2010 were as follows:

	Three months ended		Six months ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
	(in thousands)
Net losses on foreign currency exposures	$1,149	$863	$3,332	$1,688

Net realized and unrealized loss (gain) on forward contracts (excluding the underlying foreign currency exposure being hedged)	$6,536	$(2,429)	$5,213	$(1,985)

8. Segment Information

We operate within a single industry segment—computer software and related services. Operating segments as defined under GAAP are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our President and Chief Executive Officer. We have two operating and reportable segments: (1) Software Products, which includes license and related maintenance revenue (including updates and technical support) for all our products except training-related products; and (2) Services, which includes consulting, implementation, training, computer-based training products, including maintenance thereon, and other support revenue. In our consolidated statements of operations, maintenance revenue is included in service revenue. We do not allocate sales and marketing or administrative expenses to our operating segments as these activities are managed on a consolidated basis.

The revenue and operating income attributable to our operating segments are summarized as follows:

	Three months ended		Six months ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
	(in thousands)
Revenue:
Total Software Products segment revenue	$203,156	$182,363	$405,066	$378,410
Total Services segment revenue	66,033	58,193	130,675	120,575

Total revenue	$269,189	$240,556	$535,741	$498,985

Operating income:
Software Products segment	$125,205	$106,003	$251,724	$224,574
Services segment(1)	4,896	3,452	3,492	9,891
Sales and marketing expenses	(81,163)	(75,137)	(165,684)	(153,735)
General and administrative expenses	(24,712)	(22,807)	(48,196)	(46,878)

Total operating income	$24,226	$11,511	$41,336	$33,852

(1)	In the first quarter of 2011, we made a strategic decision to enter into a contract with a customer in the automotive industry, for which we expect our costs to exceed our revenue by approximately $5 million. Services segment operating income in the first six months of 2011 includes immediate recognition of the approximately $5 million estimated loss on this contract.

Data for the three and six months ended April 3, 2010 includes immaterial reclassifications between product groups made to conform to the current classification.

We report revenue by product group, Desktop and Enterprise. Desktop revenue includes our CAx Solutions, primarily: Creo Elements/Pro (formerly Pro/ENGINEER), Creo Elements/Direct (formerly CoCreate), Mathcad and Arbortext authoring products. Enterprise revenue includes our PLM solutions, primarily: Windchill, Arbortext enterprise products and Creo Elements/View (formerly ProductView).

	Three months ended		Six months ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
	(in thousands)
Revenue:
Desktop	$154,839	$134,401	$300,800	$269,973
Enterprise	114,350	106,155	234,941	229,012

Total revenue	$269,189	$240,556	$535,741	$498,985

Data for the geographic regions in which we operate is presented below.

	Three months ended		Six months ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
	(in thousands)
Revenue:
Americas (1)	$94,399	$83,930	$194,492	$191,096
Europe (2)	105,955	93,504	213,831	192,700
Pacific Rim	36,208	33,414	69,820	62,317
Japan	32,627	29,708	57,598	52,872

Total revenue	$269,189	$240,556	$535,741	$498,985

(1)	Includes revenue in the United States totaling $89.9 million and $80.7 million for the three months ended April 2, 2011 and April 3, 2010, respectively, and $185.3 million and $184.9 million for the six months ended April 2, 2011 and April 3, 2010, respectively.
(2)	Includes revenue in Germany totaling $38.5 million and $32.1 million for the three months ended April 2, 2011 and April 3, 2010, respectively, and $71.8 million and $65.3 million for the six months ended April 2, 2011 and April 3, 2010, respectively.

9. Income Taxes

In the second quarter of 2011, our effective tax rate was a provision of 19% on pre-tax income of $23.4 million, compared to a provision of 17% on pre-tax income of $10.9 million in the second quarter of 2010. In the first six months of 2011, our effective tax rate was a provision of 16% on pre-tax income of $38.6 million, compared to a provision of 18% on pre-tax income of $32.7 million in the first six months of 2010. In the second quarter and first six months of 2011, our effective tax rate was lower than the 35% statutory federal income tax rate due primarily to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate, and in the first six months of 2011, a $1.8 million tax benefit related to research and development (R&D) triggered by a retroactive extension of the R&D tax credit enacted in the first quarter of 2011. In the second quarter and first six months of 2010, our effective tax rate was lower than the 35% statutory federal income tax rate due primarily to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate (including a net benefit of $0.4 million and $1.3 million in the second quarter and first six months, respectively, related to research and development (R&D) cost sharing pre-payments by a foreign subsidiary to the U.S.).

As of April 2, 2011 and September 30, 2010, we had unrecognized tax benefits of $17.6 million ($17.4 million net of state tax benefits) and $15.9 million ($15.6 million net of state tax benefits), respectively. If all of our unrecognized tax benefits as of April 2, 2011 were to become recognizable in the future, we would record a $16.9 million benefit to the income tax provision.

Our policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of our income tax provision. In the first six months of 2011 and 2010, we included $0.2 million and $0.7 million of interest expense, respectively, and no tax penalty expense in our income tax provision. As of April 2, 2011, we had accrued $1.9 million of estimated interest expense and we had no accrued tax penalties, compared to $1.0 million accrued as of September 30, 2010, which was net of interest receivable of $0.7 million refunded in the first quarter of 2011. Changes in our unrecognized tax benefits in the six months ended April 2, 2011 were as follows:

(in millions)
Balance as of October 1, 2010	$15.9
Tax positions related to current year	0.8
Tax positions related to prior years	0.9

Balance as of April 2, 2011	$17.6

Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates. We anticipate the settlement of certain tax audits may be finalized within the next twelve months and could result in a decrease to our unrecognized tax benefits of up to $5 million.

In the normal course of business, PTC and its subsidiaries are examined by various taxing authorities, including the Internal Revenue Service in the United States. As of April 2, 2011, we remained subject to examination in the following major tax jurisdictions for the tax years indicated:

Major Tax Jurisdiction	Open Years
United States	2003, 2008 through 2010
Germany	2007 through 2010
France	2007 through 2010
Japan	2005 through 2010
Ireland	2006 through 2010

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

The credit facility consists of a $300 million revolving credit facility, which may be increased by up to an additional $150 million if the existing or additional lenders are willing to make such increased commitments (such increase may also be used, in whole or in part, for term loans). PTC is the sole borrower under the credit facility. The obligations under the credit facility are guaranteed by PTC’s material domestic subsidiaries and are secured by a pledge of 65% of the voting equity interests of PTC’s material first-tier foreign subsidiaries. We did not have any borrowings outstanding under the credit facility at April 2, 2011 or September 30, 2010.

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

As of April 2, 2011, our leverage ratio was 0.02 to 1.00 and our fixed charge coverage ratio was 2.61 to 1.00. We were in compliance with all financial and operating covenants of the credit facility as of April 2, 2011.

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

Legal Proceedings

We are subject to various legal proceedings and claims that arise in the ordinary course of business. With respect to such proceedings and claims, we record an accrual for a contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We currently believe that resolving these matters will not have a material adverse impact on our financial condition, results of operations or cash flows. However, the results of legal proceedings cannot be predicted with certainty. Should any of these legal matters be resolved against us, the operating results for a particular reporting period could be adversely affected.

Guarantees and Indemnification Obligations

We enter into standard indemnification agreements in the ordinary course of our business. Pursuant to such agreements with our business partners or customers, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to our current products, as well as claims relating to property damage or personal injury resulting from the performance of services by us or our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. Historically, our costs to defend lawsuits or settle claims relating to such indemnity agreements have been minimal and we accordingly believe the estimated fair value of these agreements is immaterial.

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

11. Subsequent Events

On April 7, 2011, we announced that we have entered into an acquisition agreement to acquire MKS Inc., a provider of application lifecycle management (ALM) software, pursuant to which we have agreed to purchase all of the outstanding shares of MKS for an aggregate cash purchase price of approximately CDN$292.5 million. The acquisition is expected to close in early June 2011, subject to customary conditions, including approval of the MKS shareholders, Ontario court approval, and regulatory approvals. We plan to finance the transaction by drawing on our existing credit facility in the amount of approximately $250 million and using cash on hand of approximately $54 million. MKS had revenues of $63 million for the year ended April 30, 2010.

As described in Note 7, in the third quarter of 2011, in connection with our planned acquisition of MKS, we entered into forward contracts to purchase CDN$292 million (equivalent to approximately $305 million when entered into).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q about our future financial and growth expectations, the development of our products and markets, adoption of our solutions and future purchases by customers, and the expected impact of our strategic investments and product releases on our business are forward-looking statements that are subject to the inherent uncertainties in predicting future results and conditions. Risks and uncertainties that could cause actual results to differ materially from projected results include the following: our customers may not purchase our solutions when or at the rates we expect; we may not achieve the license, service or maintenance growth rates we expect, which could result in a different mix of revenue between license, service and maintenance and could adversely affect our profitability; our strategic investments may not have the effects we expect; we may be unable to attain or maintain a technology leadership position and any such leadership position may not generate the revenue we expect; new product releases may be delayed or may not generate the revenue we expect; the proposed acquisition of MKS may not close or may not generate the revenue we expect; our ability to successfully differentiate our products and services from those of our competitors and otherwise compete could be adversely affected by the relatively larger size and greater resources of several of the companies with which we compete; as well as other risks and uncertainties described below throughout or referenced in Part II, Item 1A. Risk Factors of this report.

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

The PLM and the CAx markets we serve present different growth opportunities for us. We believe the market among large businesses for PLM solutions (which we refer to as our “Enterprise Solutions”) presents the greatest opportunity for revenue growth for us and believe revenue from this market will constitute an increasingly greater proportion of our revenue over time. We believe that the markets for both our PLM Enterprise solutions and CAx Desktop solutions among small- and medium-size businesses also provide an opportunity for future growth. While the market for our CAx solutions among large businesses is a highly penetrated market, we believe our Creo product suite, which we expect to release in June of 2011, will create a growth opportunity for us in this market.

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

Executive Overview

Revenue in the second quarter of 2011 grew 12% (11% on a constant currency basis) compared to the second quarter of 2010. We had growth in all lines of business with license revenue up 15%, maintenance revenue up 7% and consulting and training service revenue up 19%, reflecting increased demand for our products and services. We attribute this increased demand to improvement in the economy and the strength of our products.

During the second quarter of 2011, consistent with the first quarter, we saw a year-over-year increase in the number of customers from which revenue exceeded $1 million, suggesting improved breadth and depth of our business. License and/or consulting and training service revenue of $1 million or more recognized from individual customers during the second quarter of 2011 totaled $52 million from 24 customers ($2.2 million average) compared with $39 million from 18 customers ($2.2 million average) in the second quarter of 2010.

Further, our Desktop license revenue and total revenue grew 40% and 15%, respectively, in the second quarter of 2011 compared to the second quarter of 2010, driven by an increase in the amount of large deals with direct customers. While our Enterprise license revenue decreased 15%, total Enterprise revenue increased 8% in the second quarter of 2011 compared to the second quarter of 2010. We also saw continued overall strength in the small- and medium-size business market, with indirect license revenue and total revenue up 17% and 9%, respectively, in the second quarter of 2011, compared to the second quarter of 2010. This was our fifth consecutive quarter of year-over-year indirect license revenue and total indirect revenue growth.

Our strong revenue performance led to our improved profitability during the quarter. Our GAAP and non-GAAP operating profit were $24.2 million (9% of total revenue) and $42.3 million (16% of total revenue), respectively, for the second quarter of 2011, compared with $11.5 million (5% of total revenue) and $32.7 million (14% of total revenue), respectively, for the second quarter of 2010.

Our balance sheet remained strong as of April 2, 2011, with $260 million of cash and $300 million available under our revolving credit facility. We generated $78 million of cash from operating activities in the second quarter of 2011 compared to $68 million in the second quarter of 2010.

Revenue, Operating Margin, Earnings per Share and Cash Flow from Operations

The following table shows the financial measures that we consider the most significant indicators of the performance of our business. In addition to providing operating income, operating margin, and diluted earnings per share as calculated under generally accepted accounting principles (“GAAP”), we provide non-GAAP operating income, operating margin, and diluted earnings per share for the reported periods. These measures exclude stock-based compensation, amortization of acquired intangible assets expense, acquisition-related charges, atypical gains or charges included in non-operating other income (expense), net and the related tax effects of the preceding items, and any atypical tax items. Excluding those expenses and atypical items provides investors another view of our operating results which is aligned with management budgets and with performance criteria in our incentive compensation plans. Management uses, and investors should evaluate, non-GAAP measures in conjunction with our GAAP results. We discuss the non-GAAP measures in detail under Income and Margins; Earnings per Share below.

	Three Months Ended		Percent Change		Six Months Ended		Percent Change
	April 2, 2011	April 3, 2010	Actual	Constant Currency	April 2, 2011	April 3, 2010	Actual	Constant Currency
	(Dollar amounts in millions, except per share data)
License revenue	$74.2	$64.6	15%	13%	$149.7	$139.5	7%	7%
Consulting and training service revenue	63.0	53.2	19%	17%	122.7	109.0	13%	13%
Maintenance revenue	132.0	122.8	7%	7%	263.3	250.5	5%	5%

Total revenue	269.2	240.6	12%	11%	535.7	499.0	7%	7%
Total costs and expenses	245.0	229.1	7%	7%	494.4	465.1	6%	7%

Operating income (1)	$24.2	$11.5	110%	90%	$41.3	$33.9	22%	17%
Non-GAAP operating income (1)	$42.3	$32.7	29%	22%	$77.6	$77.9	0%	-1%
Operating margin (1)	9%	5%			8%	7%
Non-GAAP operating margin	16%	14%			14%	16%
Diluted earnings per share (1)	$0.16	$0.08			$0.27	$0.22
Non-GAAP diluted earnings per share (1)	$0.26	$0.20			$0.48	$0.47
Cash flow from operations (2)	$78.3	$67.9			$30.2	$90.7

(1)	In the first quarter of 2011 we entered into a strategic contract with an automotive customer for which we expect costs to exceed revenue by approximately $5 million. This loss was recorded in the first quarter of 2011 and resulted in a decrease in GAAP and non-GAAP operating income of approximately $5 million for the six months ended April 2, 2011 compared to the six months ended April 3, 2010, and negatively impacted GAAP and non-GAAP diluted earnings per share by approximately $0.035 for the six months ended April 2, 2011.
(2)	In the first quarter of 2011, we used $48 million, net, of cash in connection with the resolution of a litigation matter.

Fiscal Year 2011 Expectations, Strategies and Risks

Our Business

We are encouraged by our financial results in 2010 and the first six months of 2011. Based on these results, improvements in the global economy, and the competitive strength of our products, we expect revenue to grow 11% to 12% for 2011, with license revenue growth of 15% to 20% and combined maintenance and services revenue growth in excess of 10%. Although economic conditions have improved, we believe it is still uncertain whether a sustainable recovery is taking place on a worldwide basis. If the economy does not continue to improve, customers may delay, reduce or forego technology purchases.

Our results have been impacted, and we expect will continue to be impacted, by revenue from large customers. The amount of revenue, particularly license revenue, attributable to large transactions, and the number of such transactions, may vary significantly from quarter to quarter based on customer purchasing decisions and macroeconomic conditions. While our Desktop license revenue growth has been strong during the first half of 2011, our growth rates have become increasingly dependent on adoption of our PLM solutions among large direct customers. Such transactions tend to be larger in size and may have long lead times as they often follow a lengthy product selection and evaluation process. This may cause increased volatility in our results. Our revenue and operating results may also continue to be impacted by currency fluctuations.

We are currently monitoring the situation in Japan caused by the recent earthquake and tsunami and are evaluating the resulting potential risks of disruption to sales of our products and services. Net revenue from Japan was $104.1 million, or approximately 10% of our net revenue, for the fiscal year ended September 30, 2010. The majority of our revenue in Japan is from maintenance contracts and our results of operations for the second quarter of 2011 were not materially affected by these recent events. However, if the situation in Japan does not improve or worsens, it could affect our ability to conduct normal business operations, including selling new licenses and renewing or entering into new services contracts, and could adversely affect our future operating results.

From a product portfolio perspective, fiscal 2011 includes a number of planned product launches. We launched Mathcad® Prime 1.0 during the second quarter, Windchill® 10.0 in April and our new CAD platform, Creo, is planned for June of 2011. In addition, we have a new release of Arbortext® scheduled for the fall of 2011.

Balancing an improving but still uncertain economic climate with the longer-term opportunity for our business, we are modestly increasing investments in our business that we believe are critical to delivering value to our customers and will help us gain market share, drive faster top line growth and improve operating profitability over the longer term. We may reduce or delay strategic investments and/or take actions to reduce our operating costs if revenue is lower than we expect. In addition, these investments may not deliver the results we expect.

MKS Acquisition

On April 7, 2011, we announced that we have entered into an acquisition agreement to acquire MKS Inc., a provider of application lifecycle management (ALM) software, pursuant to which we have agreed to purchase all of the outstanding shares of MKS, for an aggregate cash purchase price of approximately CDN$292.5 million. The acquisition is expected to close in early June 2011, subject to customary conditions, including approval of the MKS shareholders and Ontario court approval. We plan to finance the transaction by drawing on our existing credit facility in the amount of approximately $250 million and using cash on hand of approximately $54 million. In connection with the planned acquisition, in the third quarter of 2011, we entered into forward contracts to purchase CDN$292 million (equivalent to approximately $305 million when entered into). Foreign currency gains and losses related to these forward contracts will be recorded as other income (expense) until such contracts are settled (on or about the scheduled closing date of the acquisition).

MKS’s primary product, MKS Integrity™, coordinates and manages all activities and artifacts associated with developing software intensive products, including requirements, models, code and test, ensuring comprehensive lifecycle traceability. With the acquisition of MKS, we will add an ALM solution to our product portfolio, and extend how our PLM solution manages the development of software-intensive products.

MKS had revenues of $63 million for the year ended April 30, 2010. The acquisition is expected to be neutral to PTC’s non-GAAP financial results in fiscal 2011 and slightly accretive to PTC’s non-GAAP financial results in fiscal 2012.

Results of Operations

Impact of Foreign Currency Exchange on Results of Operations

Approximately two-thirds of our revenue and half of our expenses are transacted in currencies other than the U.S. Dollar. Because we report our results of operations in U.S. Dollars, currency translation, particularly changes in the Euro and Yen, relative to U.S. Dollar, affects our reported results. If actual reported results for the second quarter and first six months of 2011 had been converted into U.S. Dollars based on the foreign currency exchange rates in effect for the comparable 2010 periods, revenue would have been lower by $2.7 million in the second quarter of 2011 and higher by $0.5 million in the first six months of 2011. For the second quarter of 2011 GAAP and non-GAAP expenses would have been lower by $0.3 million and $0.4 million, respectively, and for the first six months of 2011, GAAP and non-GAAP expenses would have been higher by $2.2 million and $1.3 million, respectively. As a result, at foreign currency exchange rates consistent with the first six months of 2010, GAAP and non-GAAP operating income in the second quarter of 2011 would have been $2.4 million and $2.3 million lower, respectively, and GAAP and non-GAAP operating income in the first six months of 2011 would have been $1.7 million and $0.8 million lower, respectively. Revenue by line of business and revenue by geographic region in the tables that follow present both actual percentage changes year over year and percentage changes year over year on a constant currency basis, calculated by multiplying the actual results for 2011 by the exchange rates in effect for 2010.

Revenue

Desktop revenue includes our CAx Solutions, primarily: Creo Elements/Pro (formerly Pro/ENGINEER), Creo Elements/Direct (formerly CoCreate), Mathcad and Arbortext authoring products. Enterprise revenue includes our PLM solutions, primarily: Windchill, Arbortext enterprise products and Creo Elements/View (formerly ProductView).

Direct revenue includes sales made primarily by our direct sales force to large businesses. Indirect revenue includes sales by our reseller channel, primarily to small- and medium-size businesses, as well as revenue from other accounts that we have classified as indirect. If the classification of a customer changes between direct and indirect, we reclassify the historical revenue associated with that customer to align with the current period classification. Revenue for the first quarter of 2011 and the second quarter and first six months of 2010 reflected below also includes certain reclassifications between Desktop and Enterprise revenue. Such reclassifications were not material.

Revenue by Product Group and Distribution Channel

	Desktop Three Months Ended			Enterprise Three Months Ended			Total Revenue Three Months Ended
	April 2, 2011	April 3, 2010	Percent Change	April 2, 2011	April 3, 2010	Percent Change	April 2, 2011	April 3, 2010	Percent Change
	(Dollar amounts in millions)
Direct
License revenue	$31.1	$19.8	57%	$21.0	$25.9	-19%	$52.1	$45.8	14%
Service revenue:
Consulting and training service revenue	9.5	7.9	20%	50.5	43.1	17%	59.9	51.0	18%
Maintenance revenue	50.8	47.6	7%	29.7	25.8	15%	80.5	73.4	10%

Total service revenue	60.3	55.5	9%	80.2	68.9	16%	140.5	124.4	13%

Total revenue	$91.4	$75.3	21%	$101.2	$94.8	7%	$192.6	$170.1	13%

Indirect
License revenue	$17.7	$14.9	19%	$4.4	$3.9	11%	$22.1	$18.9	17%
Service revenue:
Consulting and training service revenue	1.6	1.3	25%	1.5	0.9	69%	3.1	2.2	43%
Maintenance revenue	44.1	42.8	3%	7.3	6.5	12%	51.4	49.4	4%

Total service revenue	45.7	44.1	4%	8.8	7.4	19%	54.5	51.5	6%

Total revenue	$63.4	$59.1	7%	$13.2	$11.3	16%	$76.6	$70.4	9%

Total Revenue
License revenue	$48.8	$34.8	40%	$25.4	$29.9	-15%	$74.2	$64.6	15%
Service revenue:
Consulting and training service revenue	11.1	9.2	21%	51.9	44.0	18%	63.0	53.1	19%
Maintenance revenue	94.9	90.4	5%	37.0	32.3	15%	132.0	122.8	7%

Total service revenue	106.0	99.6	6%	89.0	76.3	17%	195.0	175.9	11%

Total revenue	$154.8	$134.4	15%	$114.4	$106.2	8%	$269.2	$240.6	12%

	Desktop Six Months Ended			Enterprise Six Months Ended			Total Revenue Six Months Ended
	April 2, 2011	April 3, 2010	Percent Change	April 2, 2011	April 3, 2010	Percent Change	April 2, 2011	April 3, 2010	Percent Change
	(Dollar amounts in millions)
Direct
License revenue	$55.0	$35.4	56%	$49.6	$66.9	-26%	$104.6	$102.3	2%
Service revenue:
Consulting and training service revenue	18.6	16.9	11%	98.3	88.0	12%	116.9	104.9	12%
Maintenance revenue	101.0	97.9	3%	59.5	51.3	16%	160.5	149.2	8%

Total service revenue	119.6	114.8	4%	157.8	139.3	13%	277.4	254.1	9%

Total revenue	$174.6	$150.2	16%	$207.4	$206.2	1%	$382.0	$356.4	7%

Indirect
License revenue	$34.7	$29.5	18%	$10.3	$7.6	35%	$45.0	$37.2	21%
Service revenue:
Consulting and training service revenue	3.0	2.7	11%	2.8	1.5	86%	5.8	4.2	39%
Maintenance revenue	88.5	87.6	1%	14.4	13.6	5%	102.9	101.3	2%

Total service revenue	91.5	90.3	1%	17.2	15.2	14%	108.7	105.5	3%

Total revenue	$126.2	$119.8	5%	$27.5	$22.8	21%	$153.7	$142.6	8%

Total Revenue
License revenue	$89.7	$64.9	38%	$60.0	$74.6	-20%	$149.7	$139.5	7%
Service revenue:
Consulting and training service revenue	21.6	19.5	11%	101.1	89.5	13%	122.7	109.0	13%
Maintenance revenue	189.5	185.6	2%	73.9	64.9	14%	263.3	250.5	5%

Total service revenue	211.1	205.1	3%	175.0	154.4	13%	386.1	359.5	7%

Total revenue	$300.8	$270.0	11%	$234.9	$229.0	3%	$535.7	$499.0	7%

Revenue by Line of Business

Revenue as a Percentage of Total Revenue	Three months ended		Six months ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
License revenue	28%	27%	28%	28%
Maintenance revenue	49	51	49	50
Consulting and training service revenue	23	22	23	22

	100%	100%	100%	100%

Year Over Year Percentage Changes in Revenue	Three months ended April 2, 2011 compared to three months ended April 3, 2010		Six months ended April 2, 2011 compared to six months ended April 3, 2010
	As Reported	Constant Currency	As Reported	Constant Currency
License revenue	15%	13%	7%	7%
Maintenance revenue	7%	7%	5%	5%
Consulting and training service revenue	19%	17%	13%	13%
Total revenue	12%	11%	7%	7%

License Revenue

The growth in license revenue in the second quarter of 2011 compared to the second quarter of 2010 reflects an increase of 40% ($14.0 million) in Desktop license revenue and a decrease of 15% ($4.5 million) in Enterprise license revenue. The growth in license revenue in the first six months of 2011 compared to the first six months of 2010 reflects an increase of 38% ($24.9 million) in Desktop license revenue and a decrease of 20% ($14.6 million) in Enterprise license revenue. The increase in overall license revenue in the second quarter and first six months of 2011 was due to growth in revenue from sales to our commercial customers, partially offset by lower license revenue from sales to our federal and defense customers; license revenue from U.S. federal and defense customers has averaged approximately 10% of our total annual license revenue over the past three years.

We experienced growth across all of our major Desktop products in the second quarter and first six months of 2011. We attribute the increases in Desktop license revenue to the economic recovery resulting in renewed customer demand and excitement in the market around Creo, our new CAD platform. The decrease in Enterprise license revenue was primarily due to sales of Windchill, which were 19% ($4.4 million) and 28% ($15.9 million) lower in the second quarter and first six months of 2011, respectively, than in the second quarter and first six months of 2010. The first six months of 2010 included large Windchill transactions in North America and the Pacific Rim, resulting in a particularly strong year-ago comparative six month period.

Foreign currency exchange rate movements favorably impacted license revenue by $1.3 million and $0.8 million in the second quarter and first six months of 2011, respectively, compared to the second quarter and first six months of 2010.

Maintenance Revenue

Maintenance revenue is comprised of contracts to maintain new and/or previously purchased software. In the second quarter and first six months of 2011, compared to the second quarter and first six months of 2010, Desktop maintenance revenue increased 5% ($4.5 million) and 2% ($3.9 million), respectively, and Enterprise maintenance revenue increased 15% ($4.7 million) and 14% ($9.0 million), respectively. Enterprise maintenance revenue in the first six months of 2011 benefitted from strong Enterprise license sales in fiscal 2010 (Enterprise license revenue in fiscal 2010 was 73% ($65.3 million) higher than fiscal 2009). Creo Elements/Pro and Windchill seats under maintenance increased 5% and 11%, respectively, as of the end of the second quarter of 2011, compared to the end of the second quarter of 2010.

Maintenance revenue in the second quarter of 2011, compared to the second quarter of 2010, was favorably impacted by $0.7 million as a result of foreign currency exchange rate movements. Maintenance revenue in the first six months of 2011, compared to the first six months of 2010, was unfavorably impacted by $0.9 million as a result of foreign currency exchange rate movements.

Consulting and Training Service Revenue

Consulting and training services engagements typically result from sales of new licenses, particularly of our Enterprise solutions. Accordingly, strong license sales in 2010 had a favorable impact on services revenue in the first six months of 2011. In the second quarter and first six months of 2011, compared to the second quarter and first six months of 2010, consulting revenue, which is primarily related to Windchill implementations, was up 19% ($8.7 million) and 13% ($12.0 million), respectively, and training revenue, which typically represents about 15% of our total consulting and training services revenue, was up 16% ($1.2 million) and 11% ($1.7 million), respectively. Direct Enterprise consulting and training service revenue, which comprised over 75% of our total consulting and training service revenue in the first six months of 2011 and 2010, was up 17% ($7.4 million) and 12% ($10.3 million) in the second quarter and first six months of 2011, respectively, compared to the second quarter and first six months of 2010.

Consulting and training services revenue in the second quarter of 2011, compared to the second quarter of 2010, was favorably impacted by $0.7 million, and unfavorably impacted by $0.4 million in the first six months of 2011, compared to the first six months of 2010, as a result of foreign currency exchange rate movements.

Revenue by Distribution Channel

Direct

Our direct revenue was 72% and 71% of our total revenue in the second quarter of 2011 and 2010, respectively, and 71% of total revenue for the first six months of both 2011 and 2010. Direct revenue in the second quarter and first six months of 2011 increased 13% ($22.5 million) and 7% ($25.7 million), respectively, compared to the second quarter and first six months of 2010, and reflects increases of 21% ($16.1 million) and 16% ($24.5 million) in direct Desktop revenue, respectively, and 7% ($6.4 million) and 1% ($1.2 million) in direct Enterprise revenue, respectively.

Indirect

We have over 420 geographically dispersed resellers that focus on sales to small- and medium-size businesses. This enables our direct sales force to focus on larger sales opportunities and ensures greater coverage of all customer segments.

Our indirect revenue was 28% and 29% of our total revenue in the second quarter of 2011 and 2010, respectively, and 29% of total revenue for the first six months of both 2011 and 2010. Indirect revenue was up 9% ($6.2 million) and 8% ($11.1 million) in the second quarter and first six months of 2011, respectively, compared to the second quarter and first six months of 2010. This growth reflects increases in indirect Enterprise revenue of 16% ($1.8 million) and 21% ($4.7 million), respectively, and indirect Desktop revenue of 7% ($4.4 million) and 5% ($6.3 million), respectively. We believe that this performance reflects improving macroeconomic conditions.

Revenue from Individual Customers

We enter into customer contracts that may result in revenue being recognized over multiple reporting periods. Accordingly, revenue recognized in a current period may be attributable to contracts entered into during the current period or in prior periods. License and/or consulting and training service revenue of $1 million or more recognized from individual customers from contracts entered into during the current period and/or prior periods is shown in the table below. For the second quarter of 2011 and 2010, there were 24 (11 in Europe, 8 in the Americas and 5 in Asia) and 18 (8 in the Americas, 4 in Europe and 6 in Asia) of these customers, respectively, with an average size of $2.2 million in both the second quarter of 2011 and the second quarter of 2010.

The increase in license and consulting and training service revenue greater than $1 million from individual customers in the first six months of 2011 compared to the first six months of 2010 reflects increased revenue from Desktop licenses and Enterprise services, partially offset by lower sales of Enterprise licenses. The first six months of 2010 included particularly large Windchill transactions in North America and the Pacific Rim.

	Three months ended		Six months ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
	(Dollar amounts in millions)
License and/or consulting and training service revenue greater than $1 million from individual customers in a quarter	$52.4	$39.4	$103.7	$89.3
% of total license and consulting and training service revenue	38%	33%	38%	36%

	Three months ended		Six months ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
	(Dollar amounts in millions)
License and consulting and training service revenue greater than $1 million from individual customers in a quarter by product group:
Desktop	$18.3	$4.3	$29.3	$7.6

Enterprise	$34.1	$35.1	$74.4	$81.7

The amount of revenue, particularly license revenue, attributable to large transactions, and the number of such transactions, may vary significantly from quarter to quarter based on customer purchasing decisions and macroeconomic conditions.

Revenue by Geographic Region

	Three months ended		Percent Change		Six months ended		Percent Change
	April 2, 2011	April 3, 2010	Actual	Constant Currency	April 2, 2011	April 3, 2010	Actual	Constant Currency
	(Dollar amounts in millions)
Revenue by region:
Americas	$94.4	$83.9	12%	12%	$194.5	$191.1	2%	2%
Europe	$106.0	$93.5	13%	14%	$213.8	$192.7	11%	14%
Pacific Rim	$36.2	$33.4	8%	6%	$69.8	$62.3	12%	10%
Japan	$32.6	$29.7	10%	1%	$57.6	$52.9	9%	—%
Revenue by region as a % of total revenue:
Americas	35%	35%			36%	38%
Europe	39%	39%			40%	39%
Pacific Rim	14%	14%			13%	12%
Japan	12%	12%			11%	11%

Americas

The increase in revenue in the Americas in the second quarter of 2011, compared to the second quarter of 2010, consisted of an increase of 20% ($3.5 million) in license revenue, an increase of 19% ($3.6 million) in consulting and training service revenue and an increase of 7% ($3.4 million) in maintenance revenue. The increase in revenue in the Americas in the first six months of 2011, compared to the first six months of 2010, consisted of an 11% ($4.3 million) increase in consulting and training service revenue, a 7% ($6.4 million) increase in maintenance revenue partially offset by a 12% ($7.4 million) decrease in license revenue. The decrease in license revenue in the first six months of 2011 was because the year-ago six month period included particularly large Windchill transactions that closed in the first quarter of 2010 and reflects lower than expected federal and defense revenue due to U.S. government budget uncertainty.

Europe

The increase in revenue in the second quarter of 2011, compared to the second quarter of 2010, consisted of an increase in license revenue of 26% ($5.7 million), an increase in consulting and training service revenue of 17% ($3.6 million) and an increase in maintenance revenue of 6% ($3.1 million). The increase in revenue in the first six months of 2011, compared to the first six months of 2010, consisted of an increase in license revenue of 39% ($15.7 million), an increase in consulting and training service revenue of 8% ($3.7 million) and an increase in maintenance revenue of 2% ($1.7 million). The increases in license revenue reflect growth in license sales of Desktop products to large customers for both the second quarter and first six months of 2011. Total Desktop license revenue increased 59% ($6.8 million) and 49% ($11.1 million) in the second quarter and first six months of 2011, respectively, compared to the second quarter and first six months of 2010.

Changes in foreign currency exchange rates, particularly the Euro, impacted revenue in Europe unfavorably by $0.8 million and $6.5 million in the second quarter and first six months of 2011, respectively, as compared to the second quarter and first six months of 2010.

Pacific Rim

The increase in revenue in the Pacific Rim in the second quarter of 2011, compared to the second quarter of 2010, consisted of an increase of 24% ($1.8 million) in maintenance revenue and an increase of 21% ($1.8 million) in consulting and training service revenue, partially offset by a decrease of 5% ($0.8 million) in license revenue. The increase in revenue in the Pacific Rim in the first six months of 2011 compared to the first six months of 2010, consisted of an increase of 25% ($4.1 million) in consulting and training service revenue, an increase of 19% ($3.1 million) in maintenance revenue and an increase of 1% ($0.3 million) in license revenue. License revenue in the second quarter and first six months of 2011 reflects increases in Desktop license revenue offset by decreases in Enterprise license revenue, as the second quarter of 2010 included a particularly large Enterprise license revenue transaction. Revenue from customers in China, which represents a significant portion of our Pacific Rim revenue, decreased 1% and increased 9% in the second quarter and first six months of 2011, respectively, compared to the second quarter and first six months of 2010.

Changes in foreign currency exchange rates favorably impacted revenue in the Pacific Rim by $0.7 million and $1.3 million in the second quarter and first six months of 2011, respectively, as compared to the second quarter and first six months of 2010.

Japan

The increase in revenue in Japan in the second quarter of 2011, compared to the second quarter of 2010, included increases of 16% ($1.3 million) in license revenue, 20% ($0.9 million) in consulting and training service revenue and 4% ($0.7 million) in maintenance revenue. The increase in revenue in Japan in the first six months of 2011, compared to the first six months of 2010, included increases of 15% ($1.6 million) in license revenue, 19% ($1.5 million) in consulting and training service revenue and 5% ($1.6 million) in maintenance revenue. Japan revenue benefitted from a large transaction in the second quarter of 2011.

Changes in the Yen to U.S. Dollar exchange rate favorably impacted revenue in Japan by $2.7 million and $4.8 million in the second quarter and first six months of 2011, respectively, as compared to the second quarter and first six months of 2010.

Costs and Expenses

	Three Months Ended				Six Months Ended
	April 2, 2011	April 3, 2010	Percent Change		April 2, 2011	April 3, 2010	Percent Change
	(Dollar amounts in millions)
Costs and expenses:
Cost of license revenue	$6.6	$8.2	-20%		$12.5	$16.4	-24%
Cost of service revenue	75.2	68.9	9%		155.3	139.4	11%
Sales and marketing	81.2	75.2	8%		165.7	153.7	8%
Research and development	53.0	50.0	6%		104.6	100.7	4%
General and administrative	24.7	22.8	8%		48.2	46.9	3%
Amortization of acquired intangible assets	4.3	4.0	7%		8.1	8.0	1%

Total costs and expenses	$245.0	229.1	7	%(1)	$494.4	$465.1	6	%(1)

Total headcount at end of period	5,395	5,205

(1)	On a constant foreign currency basis, compared to the year-ago periods, total costs and expenses for both the second quarter and first six months of 2011 increased 7%.

Costs and expenses in the second quarter and first six months of 2011, compared to the second quarter and first six months of 2010, were impacted by the following:

•	a contract loss of approximately $5 million recorded in the first quarter of 2011 related to estimated costs to be incurred in completing a services contract in excess of the corresponding revenue;

•	higher sales and marketing expenses associated with events, including our Creo product launch;

•	investments in our direct sales force;

•	higher cost of service in support of services revenue growth;

•	severance and related expenses of approximately $3.0 million associated with 60 employees terminated in the second quarter of 2011, primarily in research and development; and

•

a company-wide salary merit pay increase effective February 1, 2011 (approximately $11 million on an annualized basis) which resulted in an increase in salary expense across all functional organizations.

Cost of License Revenue

	Three Months Ended			Six Months Ended
	April 2, 2011	April 3, 2010	Percent Change	April 2, 2011	April 3, 2010	Percent Change
	(Dollar amounts in millions)
Cost of license revenue	$6.6	$8.2	-20%	$12.5	$16.4	-24%
% of total revenue	2%	3%		2%	3%
% of total license revenue	9%	13%		8%	12%

Our cost of license revenue consists of fixed and variable costs associated with reproducing and distributing software and documentation, as well as royalties paid to third parties for technology embedded in or licensed with our software products and amortization of intangible assets associated with acquired products. Cost of license revenue as a percentage of total license revenue declined in the second quarter and first six months of 2011 due primarily to amortization of purchased software, which was $1.6 million and $3.1 million lower in the second quarter and first six months of 2011, respectively, compared to the second quarter and first six months of 2010. Cost of license revenue as a percent of license revenue can vary depending on product mix sold and the effect of fixed and variable royalties and the level of amortization of acquired software intangible assets.

Cost of Service Revenue

	Three Months Ended			Six Months Ended
	April 2, 2011	April 3, 2010	Percent Change	April 2, 2011	April 3, 2010	Percent Change
	(Dollar amounts in millions)
Cost of service revenue	$75.2	$68.9	9%	$155.3	$139.4	11%
% of total revenue	28%	29%		29%	28%
% of total service revenue	39%	39%		40%	39%
Service headcount at end of period	1,614	1,466	10%

Our cost of service revenue includes costs such as salaries, benefits, and computer equipment and facilities for our training, customer support and consulting personnel; third-party subcontractor fees; and costs associated with the release of maintenance updates (including related royalty costs). Service margins can vary based on the product mix sold in the period. In the first quarter of 2011, we made a strategic decision to enter into a contract with an important customer in the automotive industry, for which we expect our costs to exceed our revenue by approximately $5 million. Cost of service revenue in the first quarter of 2011 included immediate recognition of this loss of approximately $5 million. In the second quarter and first six months of 2011, compared to the second quarter and first six months of 2010, total compensation, benefit costs and travel expenses were 12% ($5.3 million) and 7% ($6.4 million) higher, respectively, primarily due to increased headcount. Additionally, the cost of third-party consulting services was $1.0 million and $2.6 million higher in the second quarter and first six months of 2011, respectively, compared to the second quarter and first six months of 2010, primarily due to the increase in consulting and training service revenue in the first six months of 2011.

Sales and marketing

	Three Months Ended			Six Months Ended
	April 2, 2011	April 3, 2010	Percent Change	April 2, 2011	April 3, 2010	Percent Change
	(Dollar amounts in millions)
Sales and marketing	$81.2	$75.2	8%	$165.7	$153.7	8%
% of total revenue	30%	31%		31%	31%
Sales and marketing headcount at end of period	1,388	1,266	10%

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. Our compensation, benefit costs and travel expenses were higher by an aggregate of $6.4 million and $8.5 million in the second quarter and first six months of 2011, respectively, compared to the second quarter and first six months of 2010. Additionally, costs associated with sales meetings and marketing events were higher by approximately $3.2 million in the first six months of 2011, compared to the first six months of 2010, primarily due to the Creo product launch, and higher costs related to our fiscal 2011 sales kick-off meeting and worldwide PTC user conferences.

Research and Development

	Three Months Ended			Six Months Ended
	April 2, 2011	April 3, 2010	Percent Change	April 2, 2011	April 3, 2010	Percent Change
	(Dollar amounts in millions)
Research and development	$53.0	$50.0	6%	$104.6	$100.7	4%
% of total revenue	20%	21%		20%	20%
Research and development headcount at end of period	1,839	1,933	-5%

Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Major research and development activities include developing new releases and updates of our software that enhance functionality and developing new products or features. Total compensation, benefit costs and travel expenses were higher in the second quarter and first six months of 2011, compared to the second quarter and first six months of 2010, by an aggregate of $3.0 million and $4.0 million, respectively, primarily due to approximately $2.2 million of severance and related costs associated with a shifting of resources to support our long-term market opportunity in the Automotive vertical.

General and Administrative

	Three Months Ended			Six Months Ended
	April 2, 2011	April 3, 2010	Percent Change	April 2, 2011	April 3, 2010	Percent Change
	(Dollar amounts in millions)
General and administrative	$24.7	$22.8	8%	$48.2	$46.9	3%
% of total revenue	9%	9%		9%	9%
General and administrative headcount at end of period	542	527	3%

Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources, legal and administrative functions, as well as bad debt expense and outside professional services, including accounting and legal fees. Compared to the second quarter and first six months of 2010, total compensation, benefit costs and travel costs were higher in the second quarter of 2011 by $0.7 million and lower in the first six months of 2011 by of $0.4 million. The second quarter and first six months of 2011 included $0.6 million of acquisition-related charges.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets reflects the amortization of acquired non-product related intangible assets, primarily customer and trademark-related intangible assets, recorded in connection with completed acquisitions.

Interest and Other Income (Expense), net

	Three months ended		Six months ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
	(in millions)
Interest income	$0.9	$0.7	$1.8	$1.5
Interest expense	(0.3)	(0.3)	(0.6)	(0.8)
Other income (expense), net	(1.4)	(1.0)	(3.9)	(1.8)

Total interest and other income (expense), net	$(0.8)	$(0.6)	$(2.7)	$(1.1)

Interest and other income (expense), net includes interest income, interest expense, costs of hedging contracts, certain realized and unrealized foreign currency transaction gains or losses and exchange gains or losses resulting from the required period-end currency remeasurement of the financial statements of our subsidiaries that use the U.S. Dollar as their functional currency. A large portion of our revenue and expenses is transacted in foreign currencies. To reduce our exposure to fluctuations in foreign exchange rates, we engage in hedging transactions involving the use of foreign currency forward contracts, primarily in the Euro. The increase in other income (expense), net in the second quarter and first six months of 2011 compared to the second quarter and first six months of 2010 was due primarily to net foreign currency losses, which were higher by $0.3 million and $1.6 million, respectively.

Income Taxes

	Three months ended		Six months ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
	(Dollar amounts in millions)
Pre-tax income	$23.4	$10.9	$38.6	$32.7
Tax provision	4.4	1.9	6.4	5.9
Effective income tax rate	19%	17%	16%	18%

In the second quarter and first six months of 2011, our effective tax rate was lower than the 35% statutory federal income tax rate due primarily to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate, and for the first six months of 2011, a $1.8 million tax benefit related to research and development (R&D) triggered by a retroactive extension of the R&D tax credit enacted in the first quarter of 2011. In the second quarter and first six months of 2010, our effective tax rate was lower than the 35% statutory federal income tax rate due primarily to our corporate tax structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate (including a net benefit of $0.4 million and $1.3 million in the second quarter and first six months, respectively, related to R&D cost sharing pre-payments by a foreign subsidiary to the U.S.).

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

Our future effective income tax rate may be materially impacted by the amount of income taxes associated with our foreign earnings, which are taxed at rates different from the U.S. federal statutory income tax rate, as well as the timing and extent of the realization of deferred tax assets and changes in the tax law. There is pending legislation in Japan which we understand may be enacted in the third quarter of 2011. This legislation, if enacted, will likely result in a discrete non-cash tax charge of approximately $3 million due to a change in the expected realizability of our Japan entity’s deferred tax assets. Further, our tax rate may fluctuate within a fiscal year, including from quarter to quarter, due to items arising from discrete events, including settlements of tax audits and assessments, the resolution or identification of tax position uncertainties, and acquisitions of other companies.

Income and Margins; Earnings per Share

As shown in the table below, our operating income and operating margins in the second quarter and first six months of 2011 increased compared to the second quarter and first six months of 2010, primarily due to margin contribution associated with higher revenue. This increase was partially offset by higher costs and expenses described in Costs and Expenses above.

The non-GAAP measures presented in the discussion of our results of operations and the respective most directly comparable GAAP measures are:

•	non-GAAP operating income—GAAP operating income

•	non-GAAP net income—GAAP net income

•	non-GAAP operating margin—GAAP operating margin

•	non-GAAP diluted earnings per share—GAAP diluted earnings per share

The non-GAAP measures exclude stock-based compensation expense, amortization of acquired intangible assets expense, acquisition-related charges, atypical gains or charges included in non-operating other income (expense), net and the related tax effects of the preceding items, and any atypical tax items. These expenses and charges are normally included in the comparable measures calculated and presented in accordance with GAAP. Our management excludes these costs when evaluating our ongoing performance and/or predicting our earnings trends, and therefore excludes these charges when presenting non-GAAP financial measures. Management uses, and investors should consider, non-GAAP measures in conjunction with our GAAP results.

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

The following tables reconcile each of these non-GAAP measures to its most closely comparable GAAP measure on our financial statements.

	Three Months Ended		Six Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
	(in millions, except per share amounts)
GAAP operating income	$24.2	$11.5	$41.3	$33.9
Stock-based compensation (1)	9.9	12.3	20.9	26.1
Amortization of acquired intangible assets	7.6	8.9	14.8	17.9
Acquisition-related charges	0.6	—	0.6

Non-GAAP operating income	$42.3	$32.7	$77.6	$77.9

GAAP net income	$19.0	$9.0	$32.3	$26.9
Stock-based compensation (1)	9.9	12.3	20.9	26.1
Amortization of acquired intangible assets	7.6	8.9	14.8	17.9
Acquisition-related charges	0.6	—	0.6	—
Foreign currency loss related to litigation settlement	—	—	0.7	—
Income tax adjustments (2)	(5.8)	(6.7)	(11.6)	(14.1)

Non-GAAP net income	$31.3	$23.5	$57.7	$56.8

GAAP diluted earnings per share (3)	$0.16	$0.08	$0.27	$0.22
Stock-based compensation	0.08	0.10	0.17	0.22
Income tax adjustments	(0.05)	(0.06)	(0.10)	(0.12)
All other items identified above, net	0.07	0.08	0.14	0.15

Non-GAAP diluted earnings per share	$0.26	$0.20	$0.48	$0.47

Operating margin impact of non-GAAP adjustments:

	Three Months Ended		Six Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
GAAP operating margin	9.0%	4.8%	7.7%	6.8%
Stock-based compensation	3.7%	5.1%	3.9%	5.2%
Amortization of acquired intangibles	2.8%	3.7%	2.8%	3.6%
Acquisition-related charges	0.2%	0.0%	0.1%	0.0%

Non-GAAP operating margin	15.7%	13.6%	14.5%	15.6%

(1)	The decrease in stock-based compensation in the second quarter and first six months of 2011 compared to the second quarter and first six months of 2010 was due primarily to grants of fiscal 2010 stock-based awards being made in November 2009, our usual timing, while a portion of the fiscal 2011 stock-based awards have been delayed until the second and third quarters of 2011 due to the limited number of shares that were available under the 2000 Equity Incentive Plan.
(2)	Income tax adjustments reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above.
(3)	EPS impact of non-GAAP adjustments is calculated by dividing the dollar amount of the non-GAAP adjustment by the GAAP diluted earnings per share outstanding for the respective period.

Liquidity and Capital Resources

	April 2, 2011	April 3, 2010
	(in thousands)
Cash and cash equivalents	$259,504	$222,692

Amounts below are for the six months ended:
Cash provided by operating activities	$30,238	$90,708
Cash used by investing activities	(11,560)	(19,189)
Cash used by financing activities	(5,452)	(77,693)
Cash provided by operating activities included the following:
Cash disbursements for restructuring charges	(264)	(13,447)

Cash and cash equivalents

We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. Cash and cash equivalents include highly liquid investments with original maturities of three months or less. At April 2, 2011, cash and cash equivalents totaled $259.5 million, up from $240.3 million at September 30, 2010 due primarily to $30.2 million of cash provided by operating activities in the first six months of 2011.

Cash provided by operating activities

Cash provided by operating activities was $30.2 million in the first six months of 2011, compared to $90.7 million of cash provided by operating activities in the first six months of 2010. This decrease was primarily due to the resolution, as previously disclosed, of a litigation matter, which reduced our cash balance by approximately $48 million in the first quarter of 2011, including $52.1 million paid to settle the matter. In addition, in the first six months of 2011, net cash outflows related to compensation accruals were approximately $12.3 million higher than the comparable year-ago period due primarily to performance-based and incentive cash plan targets, which were fully achieved in 2010 (paid in 2011) while such targets were not achieved in full in 2009 (paid in 2010). Additionally, year-end commission accruals were higher at the end of 2010 compared to the end of 2009 due to higher revenue in the fourth quarter of 2010 compared to the fourth quarter of 2009. Cash collections on accounts receivable remained strong with days sales outstanding of 60 days as of the end of the second quarter of 2011 compared to 57 days as of September 30, 2010 and 57 days at the end of the second quarter of 2010.

Cash used by investing activities

	Six months ended
	April 2, 2011	April 3, 2010
	(in thousands)
Cash used by investing activities included the following:
Acquisitions of businesses, net of cash acquired	$—	$(2,087)
Additions to property and equipment	(11,560)	(17,102)

	$(11,560)	$(19,189)

Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements.

Cash used by financing activities

	Six months ended
	April 2, 2011	April 3, 2010
	(in thousands)
Cash used by financing activities included the following:
Net repayments under revolving credit facility	$—	$(19,720)
Repurchases of common stock	—	(45,072)
Payments of withholding taxes in connection with vesting of stock-based awards	(21,956)	(20,168)
Proceeds from issuance of common stock	15,974	7,045
Excess tax benefits from stock-based awards	530	222

	$(5,452)	$(77,693)

The increase in proceeds from issuance of common stock was due to higher stock option exercises in the first six months of 2011 (1.2 million options) compared to the first six months of 2010 (0.7 million options). As of April 2, 2011, we had approximately 3.6 million stock options outstanding, all of which expire by the end of 2014.

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

We had no borrowings outstanding under this credit facility as of April 2, 2011. We expect to borrow $250 million under the credit facility in the third quarter of 2011 in connection with our planned acquisition of MKS.

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

As of April 2, 2011, our leverage ratio was 0.02 to 1.00 and our fixed charge coverage ratio was 2.61 to 1.00. We were in compliance with all financial and operating covenants of the credit facility as of April 2, 2011.

For a description of additional terms and conditions of the credit facility, including limitations on our ability to undertake certain actions, see Note 10. Commitments and Contingencies in the Notes to Consolidated Financial Statements of this Form 10-Q.

Share Repurchases

Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors has authorized us to use up to $200 million of cash from operations to repurchase shares of our common stock in open market purchases. This authorization will expire on September 30, 2011 unless earlier revoked. We did not repurchase any shares in the first six months of 2011 and we have $118.0 million remaining under our current authorization. In the first six months of 2010, we repurchased 2.7 million shares at a cost of $45.1 million. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.

Future Expectations

We believe that existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements through at least the next twelve months.

We expect to use approximately $54 million of cash on hand and to borrow $250 million under our revolving credit to finance our planned acquisition of MKS in the third quarter of 2011. We expect to use $55 million of cash from operations to repurchase shares of our common stock in the second half of 2011. Capital expenditures for the remainder of 2011 are currently anticipated to be approximately $15 million.

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

Critical Accounting Policies and Estimates

The financial information included in Item 1 reflects no material changes in our critical accounting policies and estimates as set forth under the heading Critical Accounting Policies and Estimates in Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2010 Annual Report on Form 10-K. We did not make any changes to these policies or to these estimates during the quarter ended April 2, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described below, there have been no significant changes in our market risk exposure as described in Item 7A: Quantitative and Qualitative Disclosures about Market Risk of our 2010 Annual Report on Form 10-K.

In the third quarter of 2011, in connection with our planned acquisition of MKS, we entered into forward contracts to purchase CDN$292 million (equivalent to approximately $305 million when the contracts were entered into). We entered into these forward contracts to reduce our foreign currency exposure related to changes in the Canadian to US Dollar exchange rate from the time we entered into the agreement to acquire MKS (the purchase price is in Canadian Dollars) and the expected closing date. Foreign currency gains and losses related to these forward contracts will be recorded as other income (expense) until such contracts are settled (on or about the scheduled closing date of the acquisition).

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

We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 2, 2011.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended April 2, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The European Commission is conducting an investigation of allegedly anti-competitive practices within the European Economic Area with respect to CAD and related software. In connection with its investigation, the Commission has requested information from PTC and, we understand, from other vendors as well. PTC is cooperating to provide the requested information. No charges or proceedings have been initiated by the Commission against PTC; however, the Commission has authority to impose significant fines if it identifies violations of European competition laws as a result of its investigation.

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

ITEM 6.	EXHIBITS

3.1(a)	Restated Articles of Organization of Parametric Technology Corporation adopted February 4, 1993 (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1996 (File No. 0-18059) and incorporated herein by reference).

3.1(b)	Articles of Amendment to Restated Articles of Organization adopted February 9, 1996 (filed as Exhibit 4.1(b) to our Registration Statement on Form S-8 (Registration No. 333-01297) and incorporated herein by reference).

3.1(c)	Articles of Amendment to Restated Articles of Organization adopted February 13, 1997 (filed as Exhibit 4.1(b) to our Registration Statement on Form S-8 (Registration No. 333-22169) and incorporated herein by reference).

3.1(d)	Articles of Amendment to Restated Articles of Organization adopted February 10, 2000 (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000 (File No. 0-18059) and incorporated herein by reference).

3.1(e)	Certificate of Vote of Directors establishing Series A Junior Participating Preferred Stock (filed as Exhibit 3.1(e) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 0-18059) and incorporated herein by reference).

3.1(f)	Articles of Amendment to Restated Articles of Organization adopted February 28, 2006 (filed as Exhibit 3.1(f) to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2006 (File No. 0-18059) and incorporated herein by reference).

3.2	By-Laws, as amended and restated, of Parametric Technology Corporation (filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2009 (File No. 0-18059) and incorporated herein by reference).

10.2*	2000 Equity Incentive Plan, as amended March 9, 2011 (filed as Exhibit 10.1 to our Current report on Form 8-K on March 15, 2011 and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32**	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

101***	The following materials from Parametric Technology Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of April 2, 2011 and September 30, 2010; (ii) Condensed Consolidated Statements of Operations for the three and six months ended April 2, 2011 and April 3, 2010; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended April 2, 2011 and April 3, 2010; (iv) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended April 2, 2011 and April 3, 2010; and (v) Notes to Condensed Consolidated Financial Statements.

*	Indicates a management contract or compensatory plan or arrangement in which an executive officer or director of Parametric Technology Corporation participates.
**	Indicates that the exhibit is being furnished with this report and is not filed as a part of it.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PARAMETRIC TECHNOLOGY CORPORATION

By:	/S/ JEFFREY D. GLIDDEN
Jeffrey D. Glidden Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 11, 2011