Form 10-Q
period 2011-07-02
PARAMETRIC TECHNOLOGY CORP
filed 2011-08-10
CIK 857005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

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

There were 117,565,519 shares of our common stock outstanding on August 4, 2011.

PARAMETRIC TECHNOLOGY CORPORATION

INDEX TO FORM 10-Q

For the Quarter Ended July 2, 2011

PART I—FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	July 2, 2011	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$260,751	$240,253
Accounts receivable, net of allowance for doubtful accounts of $4,113 and $4,559 at July 2, 2011 and September 30, 2010, respectively	186,874	169,281
Prepaid expenses	42,430	32,116
Other current assets	93,405	91,126
Deferred tax assets	34,798	35,481

Total current assets	618,258	568,257
Property and equipment, net	60,704	58,064
Goodwill	623,638	418,509
Acquired intangible assets, net	228,244	127,931
Deferred tax assets	116,615	90,458
Other assets	34,054	43,845

Total assets	$1,681,513	$1,307,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,354	$11,734
Accrued expenses and other current liabilities	66,162	52,803
Accrued compensation and benefits	86,733	98,476
Accrued income taxes	10,933	516
Accrued litigation	—	50,644
Deferred revenue	308,048	238,821

Total current liabilities	485,230	452,994
Revolving credit facility	250,000	—
Deferred tax liabilities	53,993	22,452
Deferred revenue	9,592	7,019
Other liabilities	80,554	77,295

Total liabilities	879,369	559,760

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 117,517 and 115,826 shares issued and outstanding at July 2, 2011 and September 30, 2010, respectively	1,175	1,158
Additional paid-in capital	1,799,125	1,802,786
Accumulated deficit	(956,358)	(1,004,160)
Accumulated other comprehensive loss	(41,798)	(52,480)

Total stockholders’ equity	802,144	747,304

Total liabilities and stockholders’ equity	$1,681,513	$1,307,064

The accompanying notes are an integral part of the condensed consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended		Nine months ended
	July 2, 2011	July 3, 2010	July 3, 2011	July 3, 2010
Revenue:
License	$81,431	$67,498	$231,119	$206,958
Service	210,352	175,500	596,405	535,025

Total revenue	291,783	242,998	827,524	741,983

Costs and expenses:
Cost of license revenue	7,617	7,621	20,129	24,000
Cost of service revenue	82,792	67,090	238,112	206,548
Sales and marketing	89,106	79,121	254,790	232,856
Research and development	51,103	50,597	155,676	151,247
General and administrative	31,882	22,755	80,078	69,633
Amortization of acquired intangible assets	4,753	3,836	12,873	11,869

Total costs and expenses	267,253	231,020	761,658	696,153

Operating income	24,530	11,978	65,866	45,830
Interest and other (expense) income, net	(6,271)	(320)	(8,979)	(1,449)

Income before income taxes	18,259	11,658	56,887	44,381
Provision for income taxes	2,733	940	9,084	6,798

Net income	$15,526	$10,718	$47,803	$37,583

Earnings per share—Basic	$0.13	$0.09	$0.41	$0.32
Earnings per share—Diluted	$0.13	$0.09	$0.39	$0.31
Weighted average shares outstanding—Basic	118,214	115,188	117,622	115,802
Weighted average shares outstanding—Diluted	121,164	119,003	121,149	119,996

The accompanying notes are an integral part of the condensed consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended
	July 2, 2011	July 3, 2010
Cash flows from operating activities:
Net income	$47,803	$37,583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,547	47,538
Stock-based compensation	32,458	37,657
Excess tax benefits from stock-based awards	(2,307)	(226)
Other non-cash (credits) costs, net	(135)	910
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	18,059	11,228
Accounts payable and accrued expenses	3,881	1,602
Accrued compensation and benefits	(15,635)	(6,850)
Deferred revenue	36,825	32,564
Accrued litigation	(52,129)	—
Accrued income taxes	(17,855)	(23,049)
Other current assets and prepaid expenses	(1,196)	(1,768)
Other noncurrent assets and liabilities	(15,645)	3,887

Net cash provided by operating activities	78,671	141,076

Cash flows from investing activities:
Additions to property and equipment	(18,295)	(21,684)
Acquisitions of businesses, net of cash acquired	(265,153)	(2,087)

Net cash used by investing activities	(283,448)	(23,771)

Cash flows from financing activities:
Borrowings under revolving credit facility	250,000	—
Repayments of borrowings under revolving credit facility	—	(50,832)
Repurchases of common stock	(39,947)	(60,046)
Proceeds from issuance of common stock	22,261	8,524
Excess tax benefits from stock-based awards	2,307	226
Payments of withholding taxes in connection with settlement of restricted stock units	(22,052)	(20,250)

Net cash provided (used) by financing activities	212,569	(122,378)

Effect of exchange rate changes on cash and cash equivalents	12,706	(11,030)

Net increase (decrease) in cash and cash equivalents	20,498	(16,103)
Cash and cash equivalents, beginning of period	240,253	235,122

Cash and cash equivalents, end of period	$260,751	$219,019

The accompanying notes are an integral part of the condensed consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended		Nine months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net income	$15,526	$10,718	$47,803	$37,583

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,812	(15,757)	11,085	(29,252)
Minimum pension liability adjustment	(137)	(60)	(403)	(108)

Other comprehensive income (loss)	2,675	(15,817)	10,682	(29,360)

Comprehensive income (loss)	$18,201	$(5,099)	$58,485	$8,223

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

The results of operations for the three and nine months ended July 2, 2011 are not necessarily indicative of the results expected for the remainder of the fiscal year.

2. Deferred Revenue and Financing Receivables

Deferred Revenue

Deferred revenue primarily relates to software maintenance agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and, if not yet paid, the related customer receivable is included in other current assets. Billed but uncollected maintenance-related amounts included in other current assets at July 2, 2011 and September 30, 2010 were $83.4 million and $76.8 million, respectively.

Financing Receivables

We periodically provide financing for software purchases to credit-worthy customers with payment terms up to 36 months. The determination on whether to offer such payment terms is based on the size, nature and credit-worthiness of the customer, and the history of collecting amounts due, without concession, from the customer. As of July 2, 2011 and September 30, 2010, amounts due from customers for contracts with extended payment terms (financing receivables) totaled $56.2 million and $44.3 million, respectively. Accounts receivable in the accompanying consolidated balance sheets include current receivables from such contracts totaling $46.2 million and $27.2 million at July 2, 2011 and September 30, 2010, respectively, and other assets in the accompanying consolidated balance sheets include long-term receivables from such contracts totaling $10.0 million and $17.1 million at July 2, 2011 and September 30, 2010, respectively. We periodically transfer future payments under certain of these contracts to third-party financial institutions on a non-recourse basis. We record such transfers as sales of the related accounts receivable when we surrender control of such receivables. We sold $4.0 million of financing receivables to third-party financial institutions in the three and nine months ended July 2, 2011. We sold $19.6 million of financing receivables to third-party financial institutions in the nine months ended July 3, 2010.

We evaluate estimated credit losses on financing receivables based on whether the customers are making payments as they become due, customer credit-worthiness and existing economic conditions. We write off uncollectible trade and financing receivables when we have exhausted all collection avenues. As of July 2, 2011 and September 30, 2010, we concluded that all financing receivables were collectible and no reserve for credit losses was recorded. We did not provide a reserve for credit losses or write off any uncollectible financing receivables in the three and nine months ended July 2, 2011 and fiscal year 2010.

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

Restricted Stock Activity for the nine months ended July 2, 2011	Shares	Weighted Average Grant Date Fair Value (Per Share)
	(in thousands)
Balance of outstanding restricted stock September 30, 2010	329	$18.09
Granted	56	$23.05
Vested	(305)	$18.35
Forfeited or not earned	—	$—

Balance of outstanding restricted stock July 2, 2011	80	$20.58

Restricted Stock Unit Activity for the nine months ended July 2, 2011	Shares	Weighted Average Grant Date Fair Value (Per Share)
	(in thousands)
Balance of outstanding restricted stock units September 30, 2010	6,053	$14.25
Granted	2,616	$21.91
Vested	(2,783)	$14.34
Forfeited or not earned	(275)	$11.34

Balance of outstanding restricted stock units July 2, 2011	5,611	$17.77

We made the following restricted stock unit grants in the first nine months of 2011:

	Restricted Stock (1)		Restricted Stock Units
Grant Period	Performance-based	Time-based	Performance-based (2)	Time-based (3)
(in thousands)
	(Number of Shares)		(Number of Units)
First nine months of 2011	—	56	604	2,012

(1)	The time-based shares of restricted stock were issued to our non-employee directors as part of their annual compensation. The restrictions on these shares lapse over one or two years from the date of grant.

(2)	Of these performance-based RSUs, 244,010 will vest to the extent earned in three substantially equal installments on the later of November 15, 2011 and the date the Compensation Committee determines the extent to which the performance criteria have been achieved, November 15, 2012 and November 15, 2013. The remaining 360,082 performance-based RSUs are eligible to vest in three substantially equal installments on each of the later of November 15, 2013, November 15, 2014 and November 15, 2015 and the date the Compensation Committee determines the extent to which the applicable performance criteria have been achieved; RSUs for this grant not earned in a period may be earned in a later period to the extent the cumulative performance criteria are achieved.
(3)	The time-based RSUs were issued to employees, including some of our executive officers. Of these time-based RSUs, 1,063,707 will vest in three equal annual installments in November 2011, 2012 and 2013; 41,404 will vest in three equal annual installments in June 2012, 2013 and 2014; 17,536 will vest in three equal annual installments in May 2012, 2013, and 2014; 735,059 will vest in three equal annual installments in March 2012, 2013 and 2014; and 154,320 will vest in two substantially equal installments on September 30, 2011 and September 30, 2012.

As described below in Note 5, in the third quarter of 2011, in connection with our acquisition of MKS Inc., we granted 146,998 stock options to employees of MKS which vest over the next three years. These stock options were replacement stock options for unvested MKS stock options outstanding as of the acquisition date. The weighted average exercise price is $6.83 and the fair value of these grants is $2.5 million, of which $0.1 million was recorded as purchase price for the pre-acquisition service period. The remaining $2.4 million will be recognized as compensation expense over the vesting period.

The following table shows the classification of compensation expense recorded for our stock-based awards as reflected in our consolidated statements of operations:

	Three months ended		Nine months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
	(in thousands)
Cost of license revenue	$4	$2	$10	$21
Cost of service revenue	1,857	2,186	5,577	7,007
Sales and marketing	3,062	3,471	7,841	10,065
Research and development	2,010	2,252	6,152	7,294
General and administrative	4,627	3,599	12,878	13,270

Total stock-based compensation expense	$11,560	$11,510	$32,458	$37,657

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

The following table presents the calculation for both basic and diluted EPS:

	Three months ended		Nine months ended
Calculation of Basic and Diluted EPS	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
	(in thousands, except per share data)
Net income	$15,526	$10,718	$47,803	$37,583

Weighted average shares outstanding—Basic	118,214	115,188	117,622	115,802
Dilutive effect of employee stock options, restricted shares and restricted stock units	2,950	3,815	3,527	4,194

Weighted average shares outstanding—Diluted	121,164	119,003	121,149	119,996

Earnings per share—Basic	$0.13	$0.09	$0.41	$0.32
Earnings per share—Diluted	$0.13	$0.09	$0.39	$0.31

Stock options to purchase 0.1 million shares for both the third quarter and first nine months of 2011, and 1.5 million shares and 1.9 million shares for the third quarter and first nine months of 2010, respectively, were outstanding but were not included in the calculation of diluted EPS because the exercise prices per share were greater than the average market price of our common stock for those periods. These shares were excluded from the computation of diluted EPS as the effect would have been anti-dilutive.

Common Stock Repurchases

Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors has authorized us to use up to $200 million of cash from operations to repurchase shares of our common stock in open market purchases. This authorization will expire on September 30, 2011 unless earlier revoked. In the third quarter and first nine months of 2011, we repurchased 1.8 million shares at a cost of $39.9 million and we have $78.1 million remaining under our current authorization. In the third quarter and first nine months of 2010, we repurchased 0.8 million shares at a cost of $15.0 million and 3.6 million shares at a cost of $60.0 million, respectively. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.

5. Acquisition

On May 31, 2011, we acquired all of the outstanding common stock of MKS Inc. (MKS), a publicly held company based in Ontario, Canada, for CDN $26.20 per share. We acquired MKS to expand our product offerings by adding MKS’s application lifecycle management (ALM) software used in developing software intensive products to our existing software solutions. We believe that the unification of MKS’s ALM solutions with PTC’s product lifecycle management solutions will enable manufacturers to better align the development and management of a product’s hardware and software components.

The total purchase price for MKS was comprised of:

(in thousands)
Acquisition of MKS stock	$280,397
Acquisition of MKS vested and unvested stock options	18,040

Total purchase price	298,437
Less: MKS cash acquired	(33,193)

Total purchase price, net of cash acquired	265,244
Less: Purchase price related to PTC options issued for MKS unvested options	(91)

Net cash used to acquire MKS	$265,153

The purchase price included cash to settle outstanding vested stock options of MKS based on the purchase price of CDN $26.20 per share, and the conversion of unvested stock options of MKS into stock options to buy 146,998 shares of PTC common stock. We financed the transaction by drawing on our existing revolving credit facility in the amount of $250 million with the remainder funded by cash on hand.

MKS’s results of operations have been included in PTC’s consolidated financial statements beginning May 31, 2011. MKS had revenues of $79 million and $63 million for the twelve months ended April 30, 2011 and 2010, respectively. MKS’s revenue for 2011 included a particularly large transaction. The acquisition added $6.0 million to our third quarter 2011 revenue and unfavorably impacted our operating income by approximately $7 million for the third quarter of 2011 when including acquisition-related costs of $6.0 million and amortization of acquired intangible assets of $0.9 million recorded during the quarter.

The acquisition of MKS has been accounted for as a business combination. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the acquisition date, May 31, 2011. The fair values of intangible assets were based on valuations using an income approach, with estimates and assumptions provided by management of MKS and PTC. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The allocation of the purchase price is based upon a valuation of assets and liabilities acquired. Our estimates and assumptions in determining the estimated fair values of certain assets and liabilities are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the purchase price allocation that are not yet finalized relate to income taxes and the amount of resulting goodwill.

Based upon a valuation, the total purchase price allocation was as follows:

(in thousands)
Goodwill	$191,649
Identifiable intangible assets	117,900
Cash	33,193
Accounts receivable	7,413
Property and equipment	4,880
Deferred revenue	(16,803)
Deferred tax assets and liabilities, net	(34,242)
Net assumed liabilities	(5,553)

Total purchase price allocation	298,437
Less: MKS cash acquired	(33,193)

Total purchase price allocation, net of cash acquired	$265,244

The purchase price allocation resulted in $191.6 million of goodwill, the majority of which will not be deductible for income tax purposes. Intangible assets of $117.9 million includes purchased software of $36.9 million, customer relationships of $78.6 million and trademarks of $2.4 million, which are being amortized over weighted average useful lives of 7 years, 11 years and 7 years, respectively, based upon the pattern in which economic benefits related to such assets are expected to be realized. As a result, we recorded in the purchase accounting deferred tax liabilities of $42.6 million, equal to the tax effect of the amount of the acquired intangible assets other than goodwill and the fair value adjustment for deferred revenue. The resulting amount of goodwill reflects our expectations of the following synergistic benefits: (1) the potential to sell MKS products into our customer base and to sell PTC products into MKS’s customer base; (2) our intention to leverage our larger sales force and our intellectual property to attract new contracts and revenue; and (3) our intention to leverage our established presence in global markets.

In the three and nine months ended July 2, 2011, we incurred $6.0 million and $6.6 million, respectively, of acquisition-related costs, primarily associated with our acquisition of MKS. Acquisition-related costs include direct costs of completing an acquisition (i.e., investment banker fees, professional fees, including legal and valuation services) and expenses related to acquisition integration activities (i.e., professional fees, severance, and retention bonuses) . These costs have been classified in general and administrative expenses in the accompanying consolidated statements of operations.

Pro Forma Financial Information (unaudited)

The unaudited financial information in the table below summarizes the combined results of operations of PTC and MKS, on a pro forma basis, as though the companies had been combined as of the beginning of PTC’s fiscal year 2010. The pro forma information for all periods presented also includes the effects of business combination accounting resulting from the acquisition, including amortization charges from acquired intangibles assets, stock-based compensation charges for unvested stock options, interest expense on borrowings in connection with the acquisition, and the related tax effects as though the acquisition had been consummated as of the beginning of 2010. These pro forma results exclude the impact of the purchase accounting adjustment to deferred revenue and the transaction costs included in the historical results and the related tax effects. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place at the beginning of 2010. For the three months and nine months ended July 2, 2011, the pro forma financial information is based on PTC’s results of operations for the three months and nine months ended July 2, 2011, which includes MKS’s results beginning May 31, 2011, combined with MKS’s results of operations for the two and eight months ended May 30, 2011. For the three months and nine months ended July 3, 2010, the pro forma financial information is based on PTC’s results of operations for the three months and nine months ended July 3, 2010, combined with MKS’s results of operations for the three and nine months ended July 31, 2010 (due to differences in reporting periods).

	Three months ended		Nine months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
	(in millions, except per share amounts)
Revenue	$304.4	$258.3	$886.4	$789.8
Net income	$15.3	$8.8	$52.9	$39.6
Earnings per share—Basic	$0.13	$0.08	$0.45	$0.34
Earnings per share—Diluted	$0.13	$0.07	$0.44	$0.33

6. Goodwill and Intangible Assets

We have two reportable segments: (1) software products and (2) services. As of July 2, 2011 and September 30, 2010, goodwill and acquired intangible assets in the aggregate attributable to our software products reportable segment was $821.4 million and $524.3 million, respectively, and attributable to our services reportable segment was $30.5 million and $22.1 million, respectively. Goodwill is tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting segment below its carrying value. We completed our annual impairment review as of July 2, 2011 and concluded that no impairment charge was required as of that date. Acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.

Goodwill and acquired intangible assets consisted of the following:

	July 2, 2011			September 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Goodwill (not amortized)			$623,638			$418,509

Intangible assets with finite lives (amortized):
Purchased software	$175,633	$111,475	64,158	$134,375	$98,193	36,182
Capitalized software	22,877	22,877	—	22,877	22,877	—
Customer lists and relationships	233,148	72,941	160,207	148,753	60,490	88,263
Trademarks and trade names	10,882	7,235	3,647	8,274	5,196	3,078
Other	3,655	3,423	232	3,538	3,130	408

	$446,195	$217,951	228,244	$317,817	$189,886	127,931

Total goodwill and acquired intangible assets			$851,882			$546,440

Goodwill

The changes in the carrying amounts of goodwill for the nine months ended July 2, 2011 are due to the impact of acquisitions (described in Note 5) and to foreign currency translation adjustments related to those asset balances that are recorded in non-U.S. currencies.

Changes in goodwill for the nine months ended July 2, 2011, presented by reportable segment, are as follows:

	Software Products Segment	Services Segment	Total
	(in thousands)
Balance, September 30, 2010	$400,965	$17,544	$418,509
Acquisition of MKS (1)	183,649	8,000	191,649
Foreign currency translation adjustments	13,247	233	13,480

	$597,861	$25,777	$623,638

(1)	As described in Note 5, the allocation of goodwill for the MKS acquisition by reportable segment is preliminary and will be finalized in the fourth quarter.

Amortization of intangible assets

The aggregate amortization expense for intangible assets with finite lives recorded for the third quarters and first nine months of 2011 and 2010 was classified in our consolidated statements of operations as follows:

	Three months ended		Nine months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
	(in thousands)
Amortization of acquired intangible assets	$4,753	$3,836	$12,873	$11,869
Cost of license revenue	3,895	4,659	10,597	14,485

Total amortization expense	$8,648	$8,495	$23,470	$26,354

The estimated aggregate future amortization expense for intangible assets with finite lives remaining as of July 2, 2011 is $10.2 million for 2011, $36.3 million for 2012, $36.0 million for 2013, $33.7 million for 2014, $30.1 million for 2015, $22.0 million for 2016 and $59.9 million thereafter.

7. Fair Value Measurements

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

Our significant financial assets and liabilities measured at fair value on a recurring basis as of July 2, 2011 and September 30, 2010 were as follows:

	July 2, 2011	September 30, 2010
	(in thousands)
Financial assets
Cash equivalents—Level 1 (1)	$89,182	$86,826

Financial liabilities
Forward contracts—Level 2 (2)	$(9,020)	$(1,974)

(1)	Money market funds and time deposits.
(2)	Includes a liability associated with forward contracts entered into in connection with our acquisition of MKS described in Note 8.

8. Derivative Financial Instruments

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

As of July 2, 2011 and September 30, 2010, we had outstanding forward contracts with notional amounts equivalent to the following:

Currency Hedged	July 2, 2011	September 30, 2010
	(in thousands)
Canadian /U.S. Dollar	$268,805	$1,280
Euro/U.S. Dollar	87,133	113,546
Indian Rupee/U.S. Dollar	23,134	20,262
Chinese Renminbi/U.S. Dollar	5,747	5,443
Japanese Yen/U.S. Dollar	15,546	—
All other	8,624	8,282

Total	$408,989	$148,813

In the third quarter of 2011, in connection with our planned acquisition of MKS, we entered into forward contracts to purchase CDN$292 million (equivalent to approximately $305 million when we entered into the contracts). We entered into these forward contracts to reduce our foreign currency exposure related to changes in the Canadian to U.S. Dollar exchange rate from the time we entered into the agreement to acquire MKS (the purchase price was in Canadian Dollars) and the expected closing date. In the third quarter of 2011, we settled these contracts and recorded a net foreign currency loss of $4.4 million related to the acquisition of MKS. During the third quarter, after the acquisition, we entered into new forward contracts to hedge foreign currency exposure on a $260 million intercompany loan denominated in Canadian Dollars related to the acquisition. Subsequent to quarter end, this intercompany loan was significantly reduced.

The accompanying consolidated balance sheets as of July 2, 2011 and September 30, 2010 include a net liability of $9.0 million and $2.0 million, respectively, in accrued expenses and other current liabilities related to the fair value of our forward contracts.

Net gains and losses on foreign currency exposures are recorded in other income (expense), net and include realized and unrealized gains and losses on forward contracts. Net gains and losses on foreign currency exposures for the three and nine months ended July 2, 2011 and July 3, 2010 were as follows:

	Three months ended		Nine months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
	(in thousands)
Net losses on foreign currency exposures	$6,116	$508	$9,448	$2,196

Net realized and unrealized (gain) loss on forward contracts (excluding the underlying foreign currency exposure being hedged)	$7,684	$(1,807)	$12,897	$(3,294)

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

The revenue and operating income attributable to our operating segments are summarized as follows:

	Three months ended		Nine months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
	(in thousands)
Revenue:
Total Software Products segment revenue	$212,137	$185,336	$617,203	$563,746
Total Services segment revenue	79,646	57,662	210,321	178,237

Total revenue	$291,783	$242,998	$827,524	$741,983

Operating income:
Software Products segment	$134,157	$109,708	$385,881	$334,282
Services segment (1)	11,361	4,146	14,853	14,037
Sales and marketing expenses	(89,106)	(79,121)	(254,790)	(232,856)
General and administrative expenses	(31,882)	(22,755)	(80,078)	(69,633)

Total operating income	$24,530	$11,978	$65,866	$45,830

(1)	The improvement in operating income in the third quarter of 2011 compared to the third quarter of 2010 is due to higher revenue from our computer-based training products. In the first quarter of 2011, we made a strategic decision to enter into a contract with a customer in the automotive industry, for which we expect our costs to exceed our revenue by approximately $5 million. Services segment operating income in the first nine months of 2011 includes immediate recognition of the approximately $5 million estimated loss on this contract.

We report revenue by product group, Desktop and Enterprise. Desktop revenue includes our CAx Solutions, primarily: Creo Elements/Pro, Creo Elements/Direct, Mathcad and Arbortext authoring products. Enterprise revenue includes our PLM solutions, primarily: Windchill, Arbortext enterprise products, Creo Elements/View and MKS Integrity. Data for the three and nine months ended July 3, 2010 includes immaterial reclassifications between product groups made to conform to the current classification.

	Three months ended		Nine months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
	(in thousands)
Revenue:
Desktop	$154,511	$127,860	$455,312	$397,833
Enterprise	137,272	115,138	372,212	344,150

Total revenue	$291,783	$242,998	$827,524	$741,983

Data for the geographic regions in which we operate is presented below.

	Three months ended		Nine months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
	(in thousands)
Revenue:
Americas (1)	$104,618	$82,450	$299,111	$273,547
Europe (2)	120,302	101,838	334,132	294,536
Pacific Rim	36,873	33,156	106,694	95,473
Japan	29,990	25,554	87,587	78,427

Total revenue	$291,783	$242,998	$827,524	$741,983

(1)	Includes revenue in the United States totaling $98.7 million and $78.6 million for the three months ended July 2, 2011 and July 3, 2010, respectively, and $284.0 million and $263.6 million for the nine months ended July 2, 2011 and July 3, 2010, respectively.
(2)	Includes revenue in Germany totaling $48.9 million and $44.5 million for the three months ended July 2, 2011 and July 3, 2010, respectively, and $120.6 million and $109.8 million for the nine months ended July 2, 2011 and July 3, 2010, respectively.

10. Income Taxes

In the third quarter of 2011, our effective tax rate was a provision of 15% on pre-tax income of $18.3 million, compared to a provision of 8% on pre-tax income of $11.7 million in the third quarter of 2010. In the first nine months of 2011, our effective tax rate was a provision of 16% on pre-tax income of $56.9 million, compared to a provision of 15% on pre-tax income of $44.4 million in the first nine months of 2010. In the third quarter and first nine months of 2011, our effective tax rate was lower than the 35% statutory federal income tax rate due primarily to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate and, in the first nine months of 2011, a $1.8 million tax benefit related to research and development (R&D) triggered by a retroactive extension of the R&D tax credit enacted in the first quarter of 2011. In the third quarter and first nine months of 2010, our effective tax rate was lower than the 35% statutory federal income tax rate due primarily to our corporate tax structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate.

As of July 2, 2011 and September 30, 2010, we had unrecognized tax benefits of $18.3 million ($18.0 million net of state tax benefits) and $15.9 million ($15.6 million net of state tax benefits), respectively. If all of our unrecognized tax benefits as of July 2, 2011 were to become recognizable in the future, we would record a $17.4 million benefit to the income tax provision.

Our policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of our income tax provision. In the first nine months of 2011 and 2010, we included $0.2 million and $0.8 million of interest expense, respectively, and no tax penalty expense in our income tax provision. As of July 2, 2011, we had accrued $1.9 million of estimated interest expense and we had no accrued tax penalties, compared to $1.0 million accrued as of September 30, 2010, which was net of interest receivable of $0.7 million refunded in the first quarter of 2011. Changes in our unrecognized tax benefits in the nine months ended July 2, 2011 were as follows:

(in millions)
Balance as of October 1, 2010	$15.9
Tax positions related to current year	0.9
Tax positions related to prior years	1.5

Balance as of July 2, 2011	$18.3

Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates. We anticipate the settlement of certain tax audits may be finalized within the next twelve months and could result in a decrease to our unrecognized tax benefits of up to $5 million.

In the normal course of business, PTC and its subsidiaries are examined by various taxing authorities, including the Internal Revenue Service in the United States. As of July 2, 2011, we remained subject to examination in the following major tax jurisdictions for the tax years indicated:

Major Tax Jurisdiction	Open Years
United States	2003, 2008 through 2010
Germany	2007 through 2010
France	2007 through 2010
Japan	2005 through 2010
Ireland	2006 through 2010

11. Commitments and Contingencies

Revolving Credit Agreement

We have a multi-currency bank revolving credit facility (the credit facility) with a syndicate of ten banks for which JPMorgan Chase Bank, N.A. acts as Administrative Agent. The credit facility matures in August 2014, when all amounts will be due and payable in full. The credit facility does not require amortization of principal and may be paid before maturity in whole or in part at PTC’s option without penalty or premium. We expect to use the credit facility for general corporate purposes, including acquisitions of other businesses, and may also use it for working capital.

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

In May 2011, in connection with our acquisition of MKS, we borrowed $250 million under the credit facility at an annual interest rate of 2.1%. Accrued interest is due after three months at which time the interest rate will reset. As of July 2, 2011, we had $250 million outstanding under the credit facility. We did not have any borrowings outstanding under the credit facility at September 30, 2010.

Interest rates on borrowings outstanding under the credit facility range from 1.75% to 2.25% above an adjusted LIBO rate for Eurodollar-based borrowings or would range from 0.75% to 1.25% above the defined base rate (the greater of the Prime Rate, the Federal Funds Effective Rate plus .005%, or an adjusted LIBO rate plus 1%) for base rate borrowings, in each case based upon PTC’s leverage ratio. Additionally, PTC may borrow certain foreign currencies at rates set in the same range above the respective London interbank offered interest rates for those currencies, based on PTC’s leverage ratio. A quarterly commitment fee on the undrawn portion of the credit facility is required, ranging from 0.30% to 0.40% per annum, based upon PTC’s leverage ratio.

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

As of July 2, 2011, our leverage ratio was 1.14 to 1.00 and our fixed charge coverage ratio was 1.86 to 1.00. We were in compliance with all financial and operating covenants of the credit facility as of July 2, 2011.

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

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q about our future financial and growth expectations, the development of our products and markets, adoption of our solutions and future purchases by customers, and the expected impact of our strategic investments and product releases on our business are forward-looking statements that are subject to the inherent uncertainties in predicting future results and conditions. Risks and uncertainties that could cause actual results to differ materially from projected results include the following: our customers may not purchase our solutions when or at the rates we expect; we may not achieve the license, service or maintenance growth rates we expect, which could result in a different mix of revenue between license, service and maintenance and could adversely affect our profitability; our strategic investments, including adding sales personnel, may not generate the revenue or have the effects we expect; we may be unable to attain or maintain a technology leadership position and any such leadership position may not generate the revenue we expect; new product releases may be delayed or may not generate the revenue we expect; the acquisition of MKS may not generate the revenue we expect; our ability to successfully differentiate our products and services from those of our competitors and otherwise compete could be adversely affected by the relatively larger size and greater resources of several of the companies with which we compete; the possibility that our investigation in China will lead to remedial actions that may have a material impact on our operations in China, as well as other risks and uncertainties described below throughout or referenced in Part II, Item 1A. Risk Factors of this report.

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

We recently acquired MKS Inc., a global application lifecycle management (ALM) technology leader. MKS Integrity® coordinates and manages all activities and artifacts associated with developing software intensive products, including requirements, models, code and test and ensuring comprehensive lifecycle traceability. By unifying MKS’s ALM solutions with PTC’s industry-leading PLM solutions, PTC will enable manufacturers to better align the management of a product’s hardware components and related software.

We generate revenue through the sale of:

•	software licenses,

•	maintenance services, which include technical support and software updates, and

•	consulting and training services, which include implementation services for our software.

The PLM and the CAx markets we serve present different growth opportunities for us. We believe the market among large businesses for PLM solutions (which we refer to as our “Enterprise Solutions”) presents the greatest opportunity for revenue growth for us and believe revenue from this market will constitute an increasingly greater proportion of our revenue over time. We believe that the markets for both our PLM Enterprise solutions and CAx Desktop solutions among small- and medium-size businesses also provide an opportunity for future growth. While the market for our CAx solutions among large businesses is a highly penetrated market, we believe our Creo product suite, which we released in June 2011, has created a growth opportunity for us in this market.

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

Executive Overview

Revenue in the third quarter of 2011 grew 20% (13% on a constant currency basis) compared to the third quarter of 2010. We had growth in all lines of business with license revenue up 21%, maintenance revenue up 17% and consulting and training service revenue up 27%, reflecting increased demand for our products and services. We attribute this increased demand to improvement in the economy and the strength of our products. We have seen continued strength in maintenance and consulting services following a strong license revenue year in 2010. Additionally, the launch of Creo has positively impacted Desktop license revenue and maintenance revenue as customers have expanded their adoption and renewed seats under maintenance, and new customers, particularly in the small- and medium-size business space, have been added.

Additionally, we acquired MKS Inc. on May 31, 2011. MKS contributed $6.0 million to third quarter revenue ($6.7 million on a non-GAAP basis). Excluding the impact of MKS, our total revenue was $285.8 million and our license revenue was $79.4 million, which were both up 18% over the third quarter of 2010.

During the third quarter of 2011, consistent with the first two quarters of 2011, we saw a year-over-year increase in the number of customers from which license and/or consulting and training revenue exceeded $1 million, suggesting improved breadth and depth of our business. License and/or consulting and training service revenue of $1 million or more recognized from individual customers during the third quarter of 2011 totaled $61 million from 27 customers ($2.2 million average), our fourth consecutive quarter of over 20 customers, compared with $39 million from 14 customers ($2.8 million average) in the third quarter of 2010.

Further, our Desktop license revenue and total revenue grew 41% and 21%, respectively, in the third quarter of 2011 compared to the third quarter of 2010, attributable to an increase in the amount of large deals with direct customers. Enterprise license revenue and total non-GAAP revenue increased 3% and 20% (19% on GAAP total Enterprise revenue), respectively. While total organic (i.e. excluding MKS) Enterprise license revenue was down 3% year over year (against a relatively high prior year comparison), total organic Enterprise revenue was up 14% compared to the third quarter of 2010, and total organic Enterprise license and total revenue were up 40% and 15%, respectively on a sequential basis. We also saw continued overall strength in the small- and medium-size business market, with indirect license revenue and total indirect revenue up 24% and 13%, respectively, in the third quarter of 2011, compared to the third quarter of 2010. This was our sixth consecutive quarter of year-over-year indirect license revenue and total indirect revenue growth.

Our strong revenue performance led to improved profitability during the quarter. Our GAAP and non-GAAP operating income were $24.5 million (8% of total revenue) and $51.4 million (18% of total revenue), respectively, for the third quarter of 2011, compared with $12.0 million (5% of total revenue) and $32.0 million (13% of total revenue), respectively, for the third quarter of 2010.

We acquired MKS for an aggregate cash purchase price of approximately $298 million ($265 million net of cash acquired). We financed the transaction by drawing on our existing credit facility in the amount of $250 million and using cash on hand for the remainder. Our balance sheet remained strong as of July 2, 2011, with $261 million of cash, flat with the second quarter of 2011, and $50 million available under our revolving credit facility. We generated $48 million of cash from operating activities in the third quarter of 2011 compared to $50 million in the third quarter of 2010. We resumed share repurchases in the third quarter of 2011, with $40 million of repurchases in the quarter.

Revenue, Operating Margin, Earnings per Share and Cash Flow from Operations

The following table shows the financial measures that we consider the most significant indicators of the performance of our business. In addition to providing operating income, operating margin, and diluted earnings per share as calculated under generally accepted accounting principles (GAAP), we provide non-GAAP operating income, operating margin, and diluted earnings per share for the reported periods. These measures exclude stock-based compensation, amortization of acquired intangible assets expense, acquisition-related charges, atypical gains or charges included in non-operating other income (expense), net and the related tax effects of the preceding items, and any atypical tax items. Excluding those expenses and atypical items provides investors another view of our operating results which is aligned with management budgets and with performance criteria in our incentive compensation plans. Management uses, and investors should evaluate, non-GAAP measures in conjunction with our GAAP results. We discuss the non-GAAP measures in detail under Income and Margins; Earnings per Share below.

	Three Months Ended		Percent Change		Nine Months Ended		Percent Change
	July 2, 2011	July 3, 2010	Actual	Constant Currency	July 2, 2011	July 3, 2010	Actual	Constant Currency
	(Dollar amounts in millions, except per share data)
License revenue	$81.4	$67.5	21%	13%	$231.1	$207.0	12%	9%
Consulting and training service revenue	68.6	54.2	27%	19%	191.3	163.2	17%	15%
Maintenance revenue	141.8	121.3	17%	10%	405.1	371.8	9%	7%

Total revenue	291.8	243.0	20%	13%	827.5	742.0	12%	9%
Total costs and expenses	267.3	231.0	16%	11%	761.7	696.2	9%	8%

Operating income (1)	$24.5	$12.0	105%	45%	$65.9	$45.8	44%	25%
Non-GAAP operating income (1)	$51.4	$32.0	61%	37%	$129.1	$109.8	18%	10%
Operating margin (1)	8%	5%			8%	6%
Non-GAAP operating margin	18%	13%			16%	15%
Diluted earnings per share (2)	$0.13	$0.09			$0.39	$0.31
Non-GAAP diluted earnings per share (2)	$0.32	$0.21			$0.79	$0.68
Cash flow from operations (3)	$48.4	$50.4			$78.7	$141.1

(1)	In the first quarter of 2011 we entered into a strategic contract with an automotive customer for which we expect costs to exceed revenue by approximately $5 million. This loss was recorded in the first quarter of 2011 and resulted in a decrease in GAAP and non-GAAP operating income of approximately $5 million for the nine months ended July 2, 2011 compared to the nine months ended July 3, 2010.
(2)	Diluted earnings per share in the third quarter and first nine months of 2011 includes foreign currency losses of $4.4 million recorded as other expense related to our acquisition of MKS. These losses have been excluded from non-GAAP diluted earnings per share.
(3)	In the first quarter of 2011, we used $48 million, net, of cash in connection with the resolution of a litigation matter.

Fiscal Year 2011 Expectations, Strategies and Risks

Our Business

We are encouraged by our financial results in 2010 and the first nine months of 2011. Based on these results, improvements in the global economy, and the competitive strength of our products, we expect 2011 revenue to be 14% to 15% higher than in 2010, with license revenue growth of approximately 15% and maintenance and services revenue growth of approximately 12% and 20%, respectively. Although economic conditions have improved, we believe it is still uncertain whether a sustainable recovery is taking place on a worldwide basis. If the economy does not continue to improve, customers may delay, reduce or forego technology purchases.

Our results have been impacted, and we expect will continue to be impacted, by revenue from large customers. The amount of revenue, particularly license revenue, attributable to large transactions, and the number of such transactions, may vary significantly from quarter to quarter based on customer purchasing decisions and macroeconomic conditions. While our Desktop license revenue growth has been strong during the first nine months of 2011, our growth rates have become increasingly dependent on adoption of our PLM solutions among large direct customers. Such transactions tend to be larger in size and may have long lead times as they often follow a lengthy product selection and evaluation process. This may cause increased volatility in our results. Our revenue and operating results may also continue to be impacted by currency fluctuations.

We are currently monitoring the situation in Japan caused by the recent earthquake and tsunami and are evaluating the resulting potential risks of disruption to sales of our products and services. Net revenue from Japan was $104.1 million, or approximately 10% of our net revenue, for the fiscal year ended September 30, 2010. The majority of our revenue in Japan is from maintenance contracts and our results of operations for the second and third quarters of 2011 were not materially affected by these recent events. However, if the situation in Japan worsens, it could affect our ability to conduct normal business operations, including selling new licenses and renewing or entering into new services contracts, and could adversely affect our future operating results.

From a product portfolio perspective, we have had a number of product launches in fiscal 2011. We launched Creo 1.0 in June 2011, Mathcad® Prime 1.0 during the second quarter and Windchill® 10.0 in April. In addition, we have a new release of Arbortext® scheduled for the fall of 2011. Our acquisition of MKS, developer of MKS Integrity®, an industry-leading platform for software application lifecycle management (ALM), adds important breadth and depth to our product portfolio.

Balancing an improving but still uncertain economic climate with the longer-term opportunity for our business, we are modestly increasing investments in our business, particularly adding sales capacity to better address market demand, that we believe are critical to delivering value to our customers and will help us gain market share, drive faster top line growth and improve operating profitability over the longer term. We may reduce or delay strategic investments and/or take actions to reduce our operating costs if revenue is lower than we expect. In addition, these investments may not deliver the results we expect.

Impact of an Investigation in China

We have identified certain payments by certain business partners in China that raise questions of compliance with laws, including the Foreign Corrupt Practices Act, and/or compliance with the Company’s business policies. We are conducting an internal investigation and have voluntarily disclosed this matter to the United States Department of Justice and the Securities and Exchange Commission. Based on the findings to date, we do not believe that this matter will have a material adverse effect on our results of operations or financial condition. If we determine that the replacement of certain employees and/or business partners is necessary, it could have an impact on our level of sales in China until such replacements are in place and productive. Revenue from China has historically represented 6% to 7% of our total revenue.

Results of Operations

MKS Acquisition

MKS’s results of operations have been included in PTC’s consolidated financial statements beginning May 31, 2011. MKS had revenues of $79 million and $63 million for the twelve months ended April 30, 2011 and 2010, respectively. The acquisition added $6.0 million to our third quarter 2011 revenue ($6.7 million on a non-GAAP basis) and is expected to add approximately $18 million of revenue (approximately $20 million on a non-GAAP basis) in the fourth quarter of 2011. MKS’s revenue is classified as Enterprise revenue. The acquisition was neutral to our non-GAAP operating income during the third quarter of 2011 and is expected to be neutral for fiscal 2011. The MKS acquisition unfavorably impacted our GAAP operating income by approximately $7 million for the third quarter of 2011 when including acquisition-related costs of $6.0 million and amortization of acquired intangible assets of $0.9 million recorded during the quarter.

Impact of Foreign Currency Exchange on Results of Operations

Approximately two-thirds of our revenue and half of our expenses are transacted in currencies other than the U.S. Dollar. Because we report our results of operations in U.S. Dollars, currency translation, particularly changes in the Euro and Yen, relative to U.S. Dollar, affects our reported results. If actual reported results for the third quarter and first nine months of 2011 had been converted into U.S. Dollars based on the foreign currency exchange rates in effect for the comparable 2010 periods, revenue would have been lower by $17.0 million and $16.5 million in the third quarter and first nine months of 2011, respectively. For the third quarter of 2011, GAAP and non-GAAP expenses would have been lower by $9.9 million and $9.5 million, respectively, and for the first nine months of 2011, GAAP and non-GAAP expenses would have been lower by $7.7 million and $8.2 million, respectively. As a result, at foreign currency exchange rates consistent with the first nine months of 2010, GAAP and non-GAAP operating income in the third quarter of 2011 would have been $7.1 million and $7.6 million lower, respectively, and GAAP and non-GAAP operating income in the first nine months of 2011 would have been $8.8 million and $8.4 million lower, respectively. Revenue by line of business and revenue by geographic region in the tables that follow present both actual percentage changes year over year and percentage changes year over year on a constant currency basis, calculated by multiplying the actual results for 2011 by the exchange rates in effect for 2010.

Revenue

Desktop revenue includes our CAx Solutions, primarily: Creo Elements/Pro (formerly Pro/ENGINEER), Creo Elements/Direct (formerly CoCreate), Mathcad and Arbortext authoring products. Enterprise revenue includes our PLM solutions, primarily: Windchill, Arbortext enterprise products, Creo Elements/View (formerly ProductView) and MKS Integrity.

Direct revenue includes sales made primarily by our direct sales force to large businesses. Indirect revenue includes sales by our reseller channel, primarily to small- and medium-size businesses, as well as revenue from other accounts that we have classified as indirect. If the classification of a customer changes between direct and indirect, we reclassify the historical revenue associated with that customer to align with the current period classification. Revenue for the first nine months of 2011 and the third quarter and first nine months of 2010 reflected below also includes certain reclassifications between Desktop and Enterprise revenue. Such reclassifications were not material.

Revenue by Product Group and Distribution Channel

	Desktop Three Months Ended			Enterprise Three Months Ended			Total Revenue Three Months Ended
	July 2, 2011	July 3, 2010	Percent Change	July 2, 2011	July 3, 2010	Percent Change	July 2, 2011	July 3, 2010	Percent Change
	(Dollar amounts in millions)
Direct
License revenue	$27.0	$17.1	57%	$32.8	$32.9	0%	$59.8	$50.0	19%
Service revenue:
Consulting and training service revenue	9.3	6.4	46%	56.6	44.2	28%	65.9	50.6	30%
Maintenance revenue	53.0	47.0	13%	34.1	25.6	33%	87.1	72.5	20%

Total service revenue	62.3	53.3	17%	90.7	69.8	30%	153.0	123.1	24%

Total revenue	$89.3	$70.5	27%	$123.5	$102.7	20%	$212.8	$173.2	23%

Indirect
License revenue	$16.9	$13.9	22%	$4.8	$3.6	33%	$21.7	$17.5	24%
Service revenue:
Consulting and training service revenue	1.5	1.4	11%	1.2	2.2	-46%	2.7	3.5	-24%
Maintenance revenue	46.8	42.2	11%	7.8	6.7	17%	54.6	48.8	12%

Total service revenue	48.4	43.5	11%	9.0	8.9	1%	57.3	52.4	9%

Total revenue	$65.3	$57.4	14%	$13.7	$12.4	10%	$79.0	$69.8	13%

Total Revenue
License revenue	$43.9	$31.0	41%	$37.6	$36.5	3%	$81.4	$67.5	21%
Service revenue:
Consulting and training service revenue	10.8	7.7	40%	57.8	46.4	25%	68.6	54.2	27%
Maintenance revenue	99.8	89.1	12%	41.9	32.3	30%	141.8	121.3	17%

Total service revenue	110.6	96.9	14%	99.7	78.6	27%	210.4	175.5	20%

Total revenue	$154.5	$127.9	21%	$137.3	$115.1	19%	$291.8	$243.0	20%

	Desktop Nine Months Ended			Enterprise Nine Months Ended			Total Revenue Nine Months Ended
	July 2, 2011	July 3, 2010	Percent Change	July 2, 2011	July 3, 2010	Percent Change	July 2, 2011	July 3, 2010	Percent Change
	(Dollar amounts in millions)
Direct
License revenue	$82.2	$52.5	57%	$82.4	$99.8	-17%	$164.6	$152.3	8%
Service revenue:
Consulting and training service revenue	28	23.2	21%	155	131.4	18%	182.9	154.5	18%
Maintenance revenue	153.5	144.9	6%	93.5	76.9	22%	246.9	221.7	11%

Total service revenue	181.4	168	8%	248.4	208.2	19%	429.9	376.3	14%

Total revenue	$263.6	$220.5	20%	$330.9	$308.0	7%	$594.5	$528.5	12%

Indirect
License revenue	$51.4	$43.4	18%	$15.1	$11.3	34%	$66.5	$54.7	22%
Service revenue:
Consulting and training service revenue	4.5	4.1	9%	3.9	4.5	-13%	8.4	8.6	-3%
Maintenance revenue	135.8	129.8	5%	22.3	20.3	10%	158.2	150.2	5%

Total service revenue	140.3	133.9	5%	26.3	24.9	6%	166.5	158.8	5%

Total revenue	$191.7	$177.3	8%	$41.4	$36.1	14%	$233.1	$213.4	9%

Total Revenue
License revenue	$133.6	$95.9	39%	$97.5	$111.1	-12%	$231.1	$207.0	12%
Service revenue:
Consulting and training service revenue	32.4	27.3	19%	158.9	135.9	17%	191.3	163.2	17%
Maintenance revenue	289.3	274.7	5%	115.8	97.2	19%	405.1	371.8	9%

Total service revenue	321.7	301.9	7%	274.7	233.1	18%	596.4	535.0	11%

Total revenue	$455.3	$397.8	14%	$372.2	$344.2	8%	$827.5	$742.0	12%

Revenue by Line of Business

	Three Months Ended		Nine Months Ended
Revenue as a Percentage of Total Revenue	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
License	28%	28%	28%	28%
Maintenance	49%	50%	49%	50%
Consulting and training service	23%	22%	23%	22%

	100%	100%	100%	100%

Year over Year Percentage Changes in Revenue	Three months ended July 2, 2011 compared to three months ended July 3, 2010		Nine months ended July 2, 2011 compared to nine months ended July 3, 2010
	As Reported	Constant Currency	As Reported	Constant Currency
License	21%	13%	12%	9%
Maintenance	17%	10%	9%	7%
Consulting and training service	27%	19%	17%	15%
Total	20%	13%	12%	9%

License Revenue

The increase in overall license revenue in the third quarter and first nine months of 2011 was due primarily to growth in direct Desktop revenue from sales to our large commercial customers. Additionally, we are continuing to see strength in license revenue from small- and medium-size customers, with increases in both indirect Desktop and Enterprise license revenue. We attribute the increases in Desktop license sales to the recent launch of Creo which has resulted in expansion orders from our existing customer base, and an increase in sales to new customers in our reseller channel. Additionally, we attribute the increases in Desktop license revenue to the economic recovery resulting in renewed customer demand.

MKS contributed $2.0 million to Enterprise license revenue in the third quarter. Excluding MKS, Enterprise license revenue was down 3% year over year. Enterprise license revenue results reflect decreases in revenue from sales of Windchill, which were 10% ($2.8 million) and 22% ($18.8 million) lower in the third quarter and first nine months of 2011, respectively, than in the third quarter and first nine months of 2010. The first nine months of 2010 included large Windchill transactions in North America, Europe and the Pacific Rim, resulting in a particularly strong year-ago comparative nine month period. We believe that one of the primary factors adversely impacting the Enterprise license revenue performance in 2011 is the dilutive impact of increased Desktop revenue on our Enterprise sales capacity. As a result, we plan to expand our sales capacity over the next five quarters.

Foreign currency exchange rate movements favorably impacted license revenue by $4.8 million and $5.6 million in the third quarter and first nine months of 2011, respectively, compared to the third quarter and first nine months of 2010.

Maintenance Revenue

Maintenance revenue is comprised of contracts to maintain new and/or previously purchased software. We have seen steady growth in maintenance revenue in 2011, particularly in the third quarter as maintenance revenue grew 17% (15% excluding MKS). Our recent launch of Creo has reinvigorated our base of Desktop customers and resulted in increases in our Desktop maintenance revenue. Enterprise maintenance revenue in the first nine months of 2011 benefitted from strong Enterprise license sales in fiscal 2010 (Enterprise license revenue in fiscal 2010 was 73% ($65.3 million) higher than fiscal 2009). In addition, MKS contributed $2.5 million to Enterprise maintenance revenue in the third quarter. Creo Elements/Pro and Windchill seats under maintenance increased 4% and 15%, respectively, as of the end of the third quarter of 2011, compared to the end of the third quarter of 2010.

Foreign currency exchange rate movements favorably impacted maintenance revenue by $7.8 million and $6.9 million in the third quarter and first nine months of 2011, respectively, compared to the third quarter and first nine months of 2010.

Consulting and Training Service Revenue

Consulting and training services engagements typically result from sales of new licenses, particularly of our Enterprise solutions. Accordingly, strong Enterprise license sales in 2010 had a favorable impact on services revenue in the first nine months of 2011. In the third quarter and first nine months of 2011, compared to the third quarter and first nine months of 2010, consulting revenue, which is primarily related to Windchill implementations among our direct Enterprise customers, was up 25% ($11.7 million) and 17% ($23.7 million), respectively, and training revenue, which typically represents about 15% of our total consulting and training services revenue, was up 41% ($2.8 million) and 21% ($4.5 million), respectively. In addition, MKS contributed $1.5 million to Enterprise consulting and training service revenue in the third quarter.

Foreign currency exchange rate movements favorably impacted consulting and training services revenue by $4.4 million and $4.0 million in the third quarter and first nine months of 2011, respectively, compared to the third quarter and first nine months of 2010.

Revenue by Distribution Channel

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

Revenue results by Distribution Channel can be found in the table Revenue by Product Group and Distribution Channel above.

Direct

Our direct revenue typically comprises approximately 70% of our total revenue. Direct revenue is generated by our direct sales force which is primarily focused on large enterprise customers. We expect to expand the number of sales teams over the fourth quarter and in 2012 to address market demand and what we believe to be current capacity constraints.

Indirect

We have over 420 geographically dispersed resellers that focus on sales to small- and medium-size businesses.

Our indirect revenue (primarily sold through the reseller channel) typically comprises approximately 30% of our total revenue. This was our sixth consecutive quarter of year-over-year indirect license revenue and total indirect revenue growth. We believe that this performance reflects improving macroeconomic conditions. In addition, we have seen an increase in the number of new customers served by our channel partners which we attribute in part to our recent release of Creo 1.0.

Revenue from Individual Customers

We enter into customer contracts that may result in revenue being recognized over multiple reporting periods. Accordingly, revenue recognized in a current period may be attributable to contracts entered into during the current period or in prior periods. License and/or consulting and training service revenue of $1 million or more recognized from individual customers from contracts entered into during the current period and/or prior periods is shown in the table below. For the third quarter of 2011 and 2010, there were 27 (15 in the Americas, 8 in Europe and 4 in Asia) and 14 (6 in the Americas, 5 in Europe and 3 in Asia) of these customers, respectively, with an average size of $2.2 million and $2.8 million in the third quarter of 2011 and the third quarter of 2010, respectively.

The increase in license and consulting and training service revenue greater than $1 million from individual customers in the first nine months of 2011 compared to the first nine months of 2010 reflects increased revenue from Desktop licenses (mainly Creo) and Enterprise services, partially offset by lower sales of Enterprise licenses. The first nine months of 2010 included particularly large Windchill transactions in North America, Europe and the Pacific Rim.

	Three months ended		Nine months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
	(Dollar amounts in millions)
License and/or consulting and training service revenue greater than $1 million from individual customers in a quarter	$60.7	$38.8	$164.4	$128.1
% of total license and consulting and training service revenue	40%	32%	39%	35%
License and consulting and training service revenue greater than $1 million from individual customers in a quarter by product group:
Desktop	$14.0	$2.0	$43.3	$9.6
Enterprise	$46.7	$36.8	$121.1	$118.5

The amount of revenue, particularly license revenue, attributable to large transactions, and the number of such transactions, may vary significantly from quarter to quarter based on customer purchasing decisions and macroeconomic conditions.

Revenue by Geographic Region

	Three months ended		Percent Change		Nine months ended		Percent Change
	July 2, 2011	July 3, 2010	Actual	Constant Currency	July 2, 2011	July 3, 2010	Actual	Constant Currency
	(Dollar amounts in millions)
Revenue by region:
Americas	$104.6	$82.4	27%	27%	$299.1	$273.5	9%	9%
Europe	$120.3	$101.8	18%	6%	$334.1	$294.5	13%	11%
Pacific Rim	$36.9	$33.2	11%	8%	$106.7	$95.5	12%	9%
Japan	$30.0	$25.6	17%	4%	$87.6	$78.4	12%	1%
Revenue by region as a % of total revenue:
Americas	36%	34%			36%	37%
Europe	41%	42%			40%	40%
Pacific Rim	13%	14%			13%	13%
Japan	10%	10%			11%	10%

Americas

The increase in revenue in the Americas in the third quarter of 2011, compared to the third quarter of 2010, consisted of an increase of 77% ($12.1 million) in license revenue, an increase of 25% ($4.8 million) in consulting and training service revenue and an increase of 11% ($5.2 million) in maintenance revenue. The increase in revenue in the Americas in the first nine months of 2011, compared to the first nine months of 2010, consisted of a 6% ($4.7 million) increase in license revenue, a 16% ($9.1 million) increase in consulting and training service revenue and an 8% ($11.7 million) increase in maintenance revenue. The relatively low license revenue growth in the first nine months of 2011 was, in part, because the first half of 2010 included particularly large Windchill transactions that closed in the first quarter of 2010.

Europe

The increase in revenue in the third quarter of 2011, compared to the third quarter of 2010, consisted of an increase in license revenue of 1% ($0.3 million), an increase in consulting and training service revenue of 35% ($7.6 million) and an increase in maintenance revenue of 22% ($10.6 million). The increase in revenue in the first nine months of 2011, compared to the first nine months of 2010, consisted of an increase in license revenue of 22% ($16.0 million), an increase in consulting and training service revenue of 17% ($11.3 million) and an increase in maintenance revenue of 8% ($12.3 million). The increases in license revenue reflect growth in license sales of Desktop products to large customers for both the third quarter and first nine months of 2011. Total Desktop license revenue increased 82% ($7.4 million) and 58% ($18.5 million) in the third quarter and first nine months of 2011, respectively, compared to the third quarter and first nine months of 2010. The increases in Desktop license revenue were offset by decreases in Enterprise license revenue of 32% ($7.1 million) and 6% ($2.5 million) in the third quarter and first nine months of 2011, respectively, compared to the third quarter and first nine months of 2010, reflecting a significant transaction we had in the third quarter of 2010 which drove license outperformance in the year-ago periods.

Changes in foreign currency exchange rates, particularly the Euro, impacted revenue in Europe favorably by $12.5 million and $5.9 million in the third quarter and first nine months of 2011, respectively, as compared to the third quarter and first nine months of 2010.

Pacific Rim

The increase in revenue in the Pacific Rim in the third quarter of 2011, compared to the third quarter of 2010, was due primarily to an increase of 22% ($2.0 million) in maintenance revenue and an increase of 12% ($1.1 million) in consulting and training service revenue. The increase in revenue in the Pacific Rim in the first nine months of 2011 compared to the first nine months of 2010 was due primarily to an increase of 20% ($5.2 million) in consulting and training service revenue and an increase of 20% ($5.1 million) in maintenance revenue. Revenue from China, which has historically represented 6% to 7% of our total revenue, increased 15% and 11% in the third quarter and first nine months of 2011, respectively, compared to the third quarter and first nine months of 2010.

Changes in foreign currency exchange rates favorably impacted revenue in the Pacific Rim by $1.2 million and $2.5 million in the third quarter and first nine months of 2011, respectively, as compared to the third quarter and first nine months of 2010.

Japan

The increase in revenue in Japan in the third quarter of 2011, compared to the third quarter of 2010, included increases of 17% ($0.9 million) in license revenue, 26% ($1.0 million) in consulting and training service revenue and 16% ($2.5 million) in maintenance revenue. The increase in revenue in Japan in the first nine months of 2011, compared to the first nine months of 2010, included increases of 16% ($2.5 million) in license revenue, 21% ($2.5 million) in consulting and training service revenue and 8% ($4.2 million) in maintenance revenue. Japan revenue benefitted from a large transaction in the second quarter of 2011.

Changes in the Yen to U.S. Dollar exchange rate favorably impacted revenue in Japan by $3.3 million and $8.1 million in the third quarter and first nine months of 2011, respectively, as compared to the third quarter and first nine months of 2010.

Costs and Expenses

	Three Months Ended				Nine Months Ended
	July 2, 2011	July 3, 2010	Percent Change		July 2, 2011	July 3, 2010	Percent Change
	(Dollar amounts in millions)
Costs and expenses:
Cost of license revenue	$7.6	$7.6	0%		$20.1	$24.0	-16%
Cost of service revenue	82.8	67.1	23%		238.1	206.6	15%
Sales and marketing	89.1	79.1	13%		254.8	232.9	9%
Research and development	51.1	50.6	1%		155.7	151.2	3%
General and administrative	31.9	22.8	40%		80.1	69.6	15%
Amortization of acquired intangible assets	4.8	3.8	24%		12.9	11.9	8%

Total costs and expenses	$267.3	231.0	16	%(1)	$761.7	$696.2	9	%(1)

Total headcount at end of period	5,799	5,289

(1)	On a constant foreign currency basis, compared to the year-ago periods, total costs and expenses for the third quarter and first nine months of 2011 increased 11% and 8%, respectively.

Costs and expenses in the third quarter and first nine months of 2011, compared to the third quarter and first nine months of 2010, were impacted by the following:

•	an increase of 383 employees in connection with our acquisition of MKS on May 31, 2011;

•

acquisition-related costs (included in general and administrative) associated with our acquisition of MKS of $6.0 million and $6.6 million in the third quarter and first nine months of 2011, respectively;

•	higher cost of service in support of services revenue growth;

•

a company-wide salary merit pay increase effective February 1, 2011 (approximately $11 million on an annualized basis) which resulted in an increase in salary expense across all functional organizations;

•	investments in our direct sales force;

•	a contract loss of approximately $5 million recorded in the first quarter of 2011 related to estimated costs to be incurred in completing a services contract in excess of the corresponding revenue;

•	severance and related expenses of approximately $3.0 million associated with 60 employees terminated in the second quarter of 2011, primarily in research and development; and

•	higher sales and marketing expenses associated with events, including our Creo product launch.

Cost of License Revenue

	Three Months Ended			Nine Months Ended
	July 2, 2011	July 3, 2010	Percent Change	July 2, 2011	July 3, 2010	Percent Change
		(Dollar amounts in millions)
Cost of license revenue	$7.6	$7.6	0%	$20.1	$24.0	-16%
% of total revenue	3%	3%		2%	3%
% of total license revenue	9%	11%		9%	12%

Our cost of license revenue consists of fixed and variable costs associated with reproducing and distributing software and documentation, as well as royalties paid to third parties for technology embedded in or licensed with our software products and amortization of intangible assets associated with acquired products. Cost of license revenue as a percentage of total license revenue declined in the third quarter and first nine months of

2011 due primarily to amortization of purchased software, which was $0.8 million and $3.9 million lower in the third quarter and first nine months of 2011, respectively, compared to the third quarter and first nine months of 2010. Cost of license revenue as a percent of license revenue can vary depending on product mix sold and the effect of fixed and variable royalties and the level of amortization of acquired software intangible assets.

Cost of Service Revenue

	Three Months Ended			Nine Months Ended
	July 2, 2011	July 3, 2010	Percent Change	July 2, 2011	July 3, 2010	Percent Change

		(Dollar amounts in millions)
Cost of service revenue	$82.8	$67.1	23%	$238.1	$206.6	15%
% of total revenue	28%	28%		29%	28%
% of total service revenue	39%	38%		40%	39%
Service headcount at end of period	1,823	1,488	23%

Our cost of service revenue includes costs such as salaries, benefits, and computer equipment and facilities for our training, customer support and consulting personnel; third-party subcontractor fees; and costs associated with the release of maintenance updates (including related royalty costs). Service margins can vary based on the product mix sold in the period. In the first quarter of 2011, we made a strategic decision to enter into a contract with an important customer in the automotive industry, for which we expect our costs to exceed our revenue by approximately $5 million. Cost of service revenue in the first quarter of 2011 included immediate recognition of this loss of approximately $5 million. In the third quarter and first nine months of 2011, compared to the third quarter and first nine months of 2010, total compensation, benefit costs and travel expenses were 27% ($11.9 million) and 14% ($18.4 million) higher, respectively, primarily due to increased headcount. Additionally, the cost of third-party consulting services was $4.2 million and $6.8 million higher in the third quarter and first nine months of 2011, respectively, compared to the third quarter and first nine months of 2010, primarily due to the increase in consulting and training service revenue in the first nine months of 2011. The cost of service headcount at the end of third quarter of 2011 includes 153 employees from the acquisition of MKS.

Sales and marketing

	Three Months Ended			Nine Months Ended
	July 2, 2011	July 3, 2010	Percent Change	July 2, 2011	July 3, 2010	Percent Change
		(Dollar amounts in millions)
Sales and marketing	$89.1	$79.1	13%	$254.8	$232.9	9%
% of total revenue	31%	33%		31%	31%
Sales and marketing headcount at end of period	1,471	1,321	11%

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. Our compensation, benefit costs and travel expenses were higher by an aggregate of $8.7 million and $17.3 million in the third quarter and first nine months of 2011, respectively, compared to the third quarter and first nine months of 2010. Additionally, costs associated with sales meetings and marketing events were higher by approximately $3.6 million in the first nine months of 2011, compared to the first nine months of 2010, primarily due to the Creo product launch, and higher costs related to our fiscal 2011 sales kick-off meeting and worldwide PTC user conferences. The sales and marketing headcount at the end of third quarter of 2011 includes 79 employees from the acquisition of MKS.

Research and Development

	Three Months Ended			Nine Months Ended
	July 2, 2011	July 3, 2010	Percent Change	July 2, 2011	July 3, 2010	Percent Change
	(Dollar amounts in millions)
Research and development	$51.1	$50.6	1%	$155.7	$151.2	3%
% of total revenue	18%	21%		19%	20%
Research and development headcount at end of period	1,920	1,936	-1%

Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Major research and development activities include developing new releases and updates of our software that enhance functionality and developing new products or features. Total compensation, benefit costs and travel expenses were higher in the third quarter and first nine months of 2011, compared to the third quarter and first nine months of 2010, by an aggregate of $1.1 million and $5.1 million, respectively. The first nine months of 2011 include approximately $2.2 million of severance and related costs incurred in the second quarter associated with a shifting of resources to support our long-term market opportunity in the Automotive vertical. The research and development headcount at the end of third quarter of 2011 includes 119 employees from the acquisition of MKS.

General and Administrative

	Three Months Ended			Nine Months Ended
	July 2, 2011	July 3, 2010	Percent Change	July 2, 2011	July 3, 2010	Percent Change
	(Dollar amounts in millions)
General and administrative	$31.9	$22.8	40%	$80.1	$69.6	15%
% of total revenue	11%	9%		10%	9%
General and administrative headcount at end of period	573	531	8%

Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources, legal and administrative functions, as well as acquisition-related charges, bad debt expense and outside professional services, including accounting and legal fees. Acquisition-related costs include direct costs of acquisitions and expenses related to acquisition integration activities, including transaction fees, due diligence costs, retention bonuses and severance, and professional fees including legal and accounting costs related to the acquisition. Compared to the third quarter and first nine months of 2010, the increase in general and administrative expenses is primarily attributable to acquisition-related costs associated with our acquisition of MKS. Acquisition-related costs were $6.0 million and $6.6 million in the third quarter and first nine months of 2011. Total compensation, benefit costs and travel costs were higher in the third quarter and first nine months of 2011 by $2.5 million and $2.1 million, respectively. The general and administrative headcount at the end of third quarter of 2011 includes 32 employees from the acquisition of MKS.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets reflects the amortization of acquired non-product related intangible assets, primarily customer and trademark-related intangible assets, recorded in connection with completed acquisitions. The increase in amortization of acquired intangible assets in the third quarter and first nine months of 2011 was due to our acquisition of MKS. This acquisition added $117.9 million of finite-lived intangible assets including $78.6 million of customer relationships, $36.9 million of purchased software (the amortization for which is recorded in Cost of License) and $2.4 million of trademarks which are being amortized over average useful lives of 11 years, 7 years and 7 years, respectively.

Interest and Other Income (Expense), net

	Three months ended		Nine months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
	(in millions)
Interest income	$1.0	$0.7	$2.7	$2.2
Interest expense	(0.8)	(0.3)	(1.3)	(1.2)
Other income (expense), net	(6.5)	(0.7)	(10.4)	(2.4)

Total interest and other income (expense), net	$(6.3)	$(0.3)	$(9.0)	$(1.4)

Interest and other income (expense), net includes interest income, interest expense, costs of hedging contracts, certain realized and unrealized foreign currency transaction gains or losses and exchange gains or losses resulting from the required period-end currency remeasurement of the financial statements of our subsidiaries that use the U.S. Dollar as their functional currency. A large portion of our revenue and expenses is transacted in foreign currencies. To reduce our exposure to fluctuations in foreign exchange rates, we engage in hedging transactions involving the use of foreign currency forward contracts, primarily in the Euro and Canadian Dollar. The increase in other income (expense), net in the third quarter and first nine months of 2011 compared to the third quarter and first nine months of 2010 was due primarily to net foreign currency losses, which were higher by $5.6 million and $7.3 million, respectively. The third quarter and first nine months of 2011 included foreign currency losses of $4.4 million related to our acquisition of MKS and the settlement of forward contracts to purchase CDN$292 million.

Income Taxes

	Three months ended		Nine months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
	(Dollar amounts in millions)
Pre-tax income	$18.3	$11.7	$56.9	$44.4
Tax provision	2.7	0.9	9.1	6.8
Effective income tax rate	15%	8%	16%	15%

In the third quarter and first nine months of 2011, our effective tax rate was lower than the 35% statutory federal income tax rate due primarily to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate, and for the first nine months of 2011, a $1.8 million tax benefit related to research and development (R&D) triggered by a retroactive extension of the R&D tax credit enacted in the first quarter of 2011. In the third quarter and first nine months of 2010, our effective tax rate was lower than the 35% statutory federal income tax rate due primarily to our corporate tax structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate (including a net benefit of $0.4 million and $1.7 million in the third quarter and first nine months, respectively, related to R&D cost sharing pre-payments by a foreign subsidiary to the U.S.).

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

Our future effective income tax rate may be materially impacted by the amount of income taxes associated with our foreign earnings, which are taxed at rates different from the U.S. federal statutory income tax rate, as well as the timing and extent of the realization of deferred tax assets and changes in the tax law. There is pending legislation in Japan which, if enacted, could result in a change in rates and a discrete non-cash tax charge of approximately $3 million due to a change in the expected realizability of our Japan entity’s deferred tax assets. The timing and likelihood of the legislation being approved are uncertain. Further, our tax rate may fluctuate within a fiscal year, including from quarter to quarter, due to items arising from discrete events, including settlements of tax audits and assessments, the resolution or identification of tax position uncertainties, and acquisitions of other companies.

Income and Margins; Earnings per Share

As shown in the table below, our operating income and operating margins in the third quarter and first nine months of 2011 increased compared to the third quarter and first nine months of 2010, primarily due to margin contribution associated with higher revenue described in Revenue above, partially offset by higher costs and expenses described in Costs and Expenses above.

The non-GAAP measures presented in the discussion of our results of operations and the respective most directly comparable GAAP measures are:

•	non-GAAP revenue—GAAP revenue

•	non-GAAP operating income—GAAP operating income

•	non-GAAP net income—GAAP net income

•	non-GAAP operating margin—GAAP operating margin

•	non-GAAP diluted earnings per share—GAAP diluted earnings per share

The non-GAAP measures exclude a fair value adjustment related to MKS deferred maintenance revenue, stock-based compensation expense, amortization of acquired intangible assets expense, acquisition-related charges, atypical gains or charges included in non-operating other income (expense), net and the related tax effects of the preceding items, and any atypical tax items. These expenses and charges are normally included in the comparable measures calculated and presented in accordance with GAAP. Our management excludes these revenue and cost items when evaluating our ongoing performance and/or predicting our earnings trends, and therefore exclude them when presenting non-GAAP financial measures. Management uses, and investors should consider, non-GAAP measures in conjunction with our GAAP results.

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

The following tables reconcile each of these non-GAAP measures to its most closely comparable GAAP measure on our financial statements.

	Three Months Ended		Nine Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
	(Dollar amounts in millions)
GAAP revenue	$291.8	$243.0	$827.5	$742.0
Fair value of acquired MKS deferred maintenance	0.7	—	0.7	—

Non-GAAP revenue	$292.5	$243.0	$828.2	$742.0

GAAP operating income	$24.5	$12.0	$65.9	$45.8
Fair value of acquired MKS deferred maintenance revenue	0.7	—	0.7	—
Stock-based compensation (1)	11.6	11.5	32.4	37.7
Amortization of acquired intangible assets	8.6	8.5	23.5	26.3
Acquisition-related charges included in general and administrative expenses	6.0	—	6.6	—

Non-GAAP operating income (2)	$51.4	$32.0	$129.1	$109.8

GAAP net income	$15.5	$10.7	$47.8	$37.6
Fair value of acquired MKS deferred maintenance	0.7	—	0.7	—
Stock-based compensation (1)	11.6	11.5	32.4	37.7
Amortization of acquired intangible assets	8.6	8.5	23.5	26.3
Acquisition-related charges included in general and administrative expenses	6.0	—	6.6	—
Non-operating foreign currency transaction loss (2)	4.4	—	5.1	—
Income tax adjustments (3)	(8.5)	(6.1)	(20.1)	(20.2)

Non-GAAP net income	$38.3	$24.6	$96.0	$81.4

GAAP diluted earnings per share	$0.13	$0.09	$0.39	$0.31
Stock-based compensation	0.10	0.10	0.27	0.31
Amortization of acquired intangible assets	0.07	0.07	0.19	0.22
Acquisition-related charges	0.05	—	0.05	—
Income tax adjustments	(0.07)	(0.05)	(0.17)	(0.17)
All other items identified above	0.04	—	0.06	0.01

Non-GAAP diluted earnings per share	$0.32	$0.21	$0.79	$0.68

Operating margin impact of non-GAAP adjustments:

	Three Months Ended		Nine Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
GAAP operating margin	8.4%	4.9%	8.0%	6.2%
Fair value of deferred maintenance revenue	0.2%	0.0%	0.1%	0.0%
Stock-based compensation	4.0%	4.8%	3.9%	5.0%
Amortization of acquired intangibles	3.0%	3.5%	2.8%	3.6%
Acquisition-related charges	2.0%	0.0%	0.8%	0.0%

Non-GAAP operating margin	17.6%	13.2%	15.6%	14.8%

(1)	The decrease in stock-based compensation in the first nine months of 2011 compared to the first nine months of 2010 was due primarily to grants of fiscal 2010 stock-based awards being made in November 2009, our usual timing, while a portion of the fiscal 2011 stock-based awards were delayed until the second and third quarters of 2011 due to the limited number of shares that were available under the 2000 Equity Incentive Plan.
(2)	In the third quarter of 2011, in connection with our planned acquisition of MKS, we entered into forward contracts to purchase CDN$292 million (equivalent to approximately $305 million when the contracts were entered into). We entered into these forward contracts to reduce our foreign currency exposure related to changes in the Canadian to US Dollar exchange rate from the time we entered into the agreement in early April to acquire MKS (the purchase price is in Canadian Dollars) and the closing date which occurred on May 31, 2011. We realized foreign currency losses of $4.4 million in the third quarter of 2011 recorded as other expense related to the acquisition of MKS. In the first quarter of 2011 we recorded $0.7 million of foreign currency losses related to a previously announced litigation settlement in Japan.
(3)	Income tax adjustments reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above, as well as any atypical tax items.

Liquidity and Capital Resources

	July 2, 2011	July 3, 2010
	(in thousands)
Cash and cash equivalents	$260,751	$219,019

Amounts below are for the nine months ended:
Cash provided by operating activities	$78,671	$141,076
Cash used by investing activities	(283,448)	(23,771)
Cash provided (used) by financing activities	212,569	(122,378)

Cash and cash equivalents

We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. Cash and cash equivalents include highly liquid investments with original maturities of three months or less. At July 2, 2011, cash and cash equivalents totaled $260.8 million, up from $240.3 million at September 30, 2010 due primarily to $78.7 million of cash provided by operating activities in the first nine months of 2011.

Cash provided by operating activities

Cash provided by operating activities was $78.7 million in the first nine months of 2011, compared to $141.1 million of cash provided by operating activities in the first nine months of 2010. This decrease was primarily due to the resolution, as previously disclosed, of a litigation matter, which reduced our cash balance by approximately $48 million in the first quarter of 2011, including $52.1 million paid to settle the matter. In addition, in the first nine months of 2011, net cash outflows related to compensation accruals were approximately $8.8 million higher than the comparable year-ago period due primarily to performance-based and incentive cash plan targets, which were fully achieved in 2010 (paid in 2011) while such targets were not achieved in full in 2009 (paid in 2010). Additionally, year-end commission accruals were higher at the end of 2010 compared to the end of 2009 due to higher revenue in the fourth quarter of 2010 compared to the fourth quarter of 2009. Cash collections on accounts receivable remained strong with days sales outstanding of 56 days as of the end of the third quarter of 2011 compared to 57 days as of September 30, 2010 and 56 days at the end of the third quarter of 2010.

Cash used by investing activities

	Nine months ended
	July 2, 2011	July 3, 2010
	(in thousands)
Cash used by investing activities included the following:
Acquisitions of businesses, net of cash acquired	$(265,153)	$(2,087)
Additions to property and equipment	(18,295)	(21,684)

	$(283,448)	$(23,771)

In May 2011, we acquired MKS for an aggregate cash purchase price of approximately $298 million ($265.2 million net of cash acquired). Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements.

Cash used by financing activities

	Nine months ended
	July 2, 2011	July 3, 2010
	(in thousands)
Cash used by financing activities included the following:
Borrowings (repayments) under revolving credit facility	$250,000	$(50,832)
Repurchases of common stock	(39,947)	(60,046)
Payments of withholding taxes in connection with vesting of stock-based awards	(22,052)	(20,250)
Proceeds from issuance of common stock	22,261	8,524
Excess tax benefits from stock-based awards	2,307	226

	$212,569	$(122,378)

The increase in proceeds from issuance of common stock was due to higher stock option exercises in the first nine months of 2011 (1.6 million options) compared to the first nine months of 2010 (0.8 million options). As of July 2, 2011, we had approximately 3.3 million stock options outstanding (including 0.1 million shares granted in connection with our acquisition of MKS), all of which expire by the end of 2014.

Credit Facility

We have a revolving credit facility with a bank syndicate under which we may borrow funds up to $300 million (with an accordion feature that allows us to borrow up to an additional $150 million if the existing or additional lenders agree), repay the same in whole or in part, and re-borrow at any time through August 22, 2014, when all amounts outstanding will be due and payable in full.

In May 2011, in connection with our acquisition of MKS, we borrowed $250 million under the credit facility at an annual interest rate of 2.1%. Accrued interest is due after three months at which time the interest rate will reset. As of July 2, 2011, we had $250 million outstanding under the credit facility. We did not have any borrowings outstanding under the credit facility at September 30, 2010.

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

As of July 2, 2011, our leverage ratio was 1.14 to 1.00 and our fixed charge coverage ratio was 1.86 to 1.00. We were in compliance with all financial and operating covenants of the credit facility as of July 2, 2011.

For a description of additional terms and conditions of the credit facility, including limitations on our ability to undertake certain actions, see Note 11. Commitments and Contingencies in the Notes to Consolidated Financial Statements of this Form 10-Q.

Share Repurchases

Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors has authorized us to use up to $200 million of cash from operations to repurchase shares of our common stock in open market purchases. This authorization will expire on September 30, 2011 unless earlier revoked. In the first nine months of 2011, we repurchased 1.8 million shares at a cost of $39.9 million. We have $78.1 million remaining under our current authorization and we expect to repurchase $15 million worth of our common stock in the fourth quarter of 2011. In the first nine months of 2010, we repurchased 3.6 million shares at a cost of $60.0 million. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.

Future Expectations

We believe that existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements through at least the next twelve months.

In the fourth quarter of 2011, we expect to use cash flow from operations to repay a portion of the balance outstanding under our revolving credit facility and to use $15 million to repurchase shares of our common stock. Capital expenditures for the remainder of 2011 are currently anticipated to be approximately $8 million.

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

Critical Accounting Policies and Estimates

The financial information included in Item 1 reflects no material changes in our critical accounting policies and estimates as set forth under the heading Critical Accounting Policies and Estimates in Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2010 Annual Report on Form 10-K. We did not make any changes to these policies or to these estimates during the quarter ended July 2, 2011.

Valuation of Goodwill

Our goodwill totaled $623.6 million and $418.5 million as of July 2, 2011 and September 30, 2010, respectively. We assess the impairment of goodwill on at least an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We conduct our annual impairment test of goodwill as of the end of the third quarter of each fiscal year. We estimate the fair values of our reporting units using discounted cash flow valuation models. We completed our annual impairment review as of July 2, 2011 and concluded that no impairment charge was required as of that date. The estimated fair value of each reporting unit was approximately double or better than its carrying value. Revenue growth and operating margin projections are significant assumptions in our analysis. A 10% decrease in those assumptions would not have had an impact on the results of our impairment analysis.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described below, there have been no significant changes in our market risk exposure as described in Item 7A: Quantitative and Qualitative Disclosures about Market Risk of our 2010 Annual Report on Form 10-K.

In the third quarter of 2011, in connection with our planned acquisition of MKS, we entered into forward contracts to purchase CDN$292 million (equivalent to approximately $305 million when the contracts were entered into). We entered into these forward contracts to reduce our foreign currency exposure related to changes in the Canadian to US Dollar exchange rate from the time we entered into the agreement to acquire MKS (the purchase price was in Canadian Dollars) and the expected closing date. In the third quarter of 2011, we settled these contracts and recorded a net foreign currency loss of $4.4 million in other income (expense), net related to the acquisition of MKS.

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

We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 2, 2011.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 2, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are investigating whether certain payments by certain business partners in China may violate applicable laws, including the Foreign Corrupt Practices Act, which could have an adverse impact on our results of operations or financial condition, and remedial actions we may take as a result of our investigation could adversely affect our sales in China.

In the third quarter of 2011, we identified certain payments by certain business partners in China that raised questions of compliance with laws, including the Foreign Corrupt Practices Act, and/or compliance with our business policies. We are conducting an internal investigation and have voluntarily disclosed this matter to the United States Department of Justice and the Securities and Exchange Commission. We are unable to estimate the potential penalties and/or sanctions, if any, that might be assessed in connection with this matter. If we determine that the replacement of certain employees and/or business partners is necessary, it could have an impact on our level of sales in China until such replacements are in place and productive. Revenue from China has historically represented 6% to 7% of our total revenue.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below shows the shares of our common stock we repurchased in the third quarter of 2011.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 3 – April 30, 2011	—	—	—	$118,012,208	(2)
May 1 – May 28, 2011	1,200,552	$22.61	1,200,552	$90,871,517	(2)
May 29 – July 2, 2011	570,494	$22.45	570,494	$78,065,345	(2)

Total	1,771,046	$22.56	1,771,046	$78,065,345	(2)

(1)	Periods are our fiscal months within the fiscal quarter.
(2)	On May 20, 2008, we announced our share repurchase program in the amount of $50 million, and on November 26, 2008, we announced that the repurchase program had been increased to $100 million. On March 3, 2010, our Board of Directors extended the share repurchase authorization through May 31, 2011, and on September 15, 2010, our Board of Directors increased the amount authorized to be repurchased to $200 million and extended the authorization to September 30, 2011. Such authorization will remain in effect unless earlier revoked or extended.

ITEM 6.	EXHIBITS

2	Arrangement Agreement dated as of April 6, 2011 by and among Parametric Technology Corporation (“PTC”), PTC NS ULC (“Acquireco”), and MKS Inc. (“MKS”) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 7, 2011 (File No. 0-18059) and incorporated herein by reference).

3.1(a)	Restated Articles of Organization of Parametric Technology Corporation adopted February 4, 1993 (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1996 (File No. 0-18059) and incorporated herein by reference).

3.1(b)	Articles of Amendment to Restated Articles of Organization adopted February 9, 1996 (filed as Exhibit 4.1(b) to our Registration Statement on Form S-8 (Registration No. 333-01297) and incorporated herein by reference).

3.1(c)	Articles of Amendment to Restated Articles of Organization adopted February 13, 1997 (filed as Exhibit 4.1(b) to our Registration Statement on Form S-8 (Registration No. 333-22169) and incorporated herein by reference).

3.1(d)	Articles of Amendment to Restated Articles of Organization adopted February 10, 2000 (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000 (File No. 0-18059) and incorporated herein by reference).

3.1(e)	Certificate of Vote of Directors establishing Series A Junior Participating Preferred Stock (filed as Exhibit 3.1(e) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 0-18059) and incorporated herein by reference).

3.1(f)	Articles of Amendment to Restated Articles of Organization adopted February 28, 2006 (filed as Exhibit 3.1(f) to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2006 (File No. 0-18059) and incorporated herein by reference).

3.2	By-Laws, as amended and restated, of Parametric Technology Corporation (filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2009 (File No. 0-18059) and incorporated herein by reference).

10.1	Amendment No. 2 dated as of May 9, 2011 to Credit Agreement dated as of August 23, 2010 by and among Parametric Technology Corporation, JPMorgan Chase Bank, N.A., KeyBank National Association, Sovereign Bank, RBS Citizens, N.A., Wells Fargo Bank, N.A., Silicon Valley Bank, The Huntington National Bank, HSBC Bank USA, N.A., TD Bank, N.A., and Bank of America, N.A.

10.2*	Separation Agreement dated April 26, 2011 by and between Parametric Technology Corporation and Paul Cunningham.

10.3*	Form of Executive Agreement by and between Parametric Technology Corporation and each of Robert Ranaldi and William Berutti, respectively, entered into May 6, 2011 and June 8, 2011, respectively.

10.4	Voting Agreement dated as of April 6, 2011 between Parametric Technology Corporation (“PTC”), PTC NS ULC (“Acquireco”), and MKS Inc. (“MKS”) (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on April 7, 2011 (File No. 0-18059) and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32**	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

101***	The following materials from Parametric Technology Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of July 2, 2011 and September 30, 2010; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended July 2, 2011 and July 3, 2010; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended July 2, 2011 and July 3, 2010; (iv) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended July 2, 2011 and July 3, 2010; and (v) Notes to Condensed Consolidated Financial Statements.

*	Indicates a management contract or compensatory plan or arrangement in which an executive officer or director of Parametric Technology Corporation participates.
**	Indicates that the exhibit is being furnished with this report and is not filed as a part of it.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PARAMETRIC TECHNOLOGY CORPORATION

By:	/S/ JEFFREY D. GLIDDEN
Jeffrey D. Glidden Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 10, 2011