Form 10-K
period 2011-09-30
PARAMETRIC TECHNOLOGY CORP
filed 2011-11-23
CIK 857005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: September 30, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES  ☐    NO  ☑

The aggregate market value of our voting stock held by non-affiliates was approximately $2,638,632,650 on April 2, 2011 based on the last reported sale price of our common stock on the Nasdaq Global Select Market on April 1, 2011. There were 118,783,023 shares of our common stock outstanding on that day and 118,544,930 shares of our common stock outstanding on November 17, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement in connection with the 2012 Annual Meeting of Stockholders (2012 Proxy Statement) are incorporated by reference into Part III.

PARAMETRIC TECHNOLOGY CORPORATION

ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR 2011

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

Overview

Parametric Technology Corporation (PTC) develops, markets and supports solutions that help companies design products, manage product information and improve their product development processes. Our software solutions help customers increase innovation, improve product quality, decrease time to market, and reduce product development costs.

We offer solutions in the product lifecycle management, or PLM, market (product data management, collaboration and related solutions) and the CAx market (computer-aided design, manufacturing and engineering (CAD, CAM and CAE) solutions). Our software solutions provide our customers with an integral product development system that enables them to create digital product content, collaborate with others in the product development process, control product content, automate product development processes, configure products and product content, and communicate product information to people and systems across the extended enterprise and design chain.

We recently acquired MKS Inc., a global application lifecycle management (ALM) technology leader. MKS’s flagship product, MKS Integrity®, coordinates and manages all activities and artifacts associated with developing software intensive products (including requirements, models, code and test) and ensuring comprehensive lifecycle traceability. By unifying MKS’s ALM solutions with PTC’s industry-leading PLM solutions, PTC will enable manufacturers to better align the management of a product’s hardware components and related software.

We generate revenue through the sale of:

•	software licenses,

•	maintenance services, which include technical support and software updates, and

•	consulting and training services, which include implementation services for our software.

The PLM, ALM and the CAx markets we serve present different growth opportunities for us. We believe the market among large businesses for PLM and ALM solutions (which we refer to as our “Enterprise Solutions”) presents the greatest opportunity for revenue growth for us and that revenue from this market will constitute an increasingly greater proportion of our revenue over time. We believe that the market for our CAx solutions (which we refer to as our “Desktop Solutions”) among small- and medium-size businesses also provides an opportunity for future growth. Conversely, the market for our CAx solutions among large businesses is highly penetrated and presents a lower growth opportunity for us. However, we believe that our Creo product suite, which we released in June 2011, has created an opportunity for us in this market to grow at rates higher than we’ve experienced in recent years.

Our solutions are complemented by our experienced services and technical support organizations which provide consulting, implementation and training support services to customers worldwide. Resellers supplement this direct sales force to provide greater geographic and small- and medium-size account coverage, while other strategic partners provide product and/or service offerings that complement our solutions.

Our Principal Products and Services

We report our revenue by product groupings—Desktop and Enterprise—and by distribution channel—Direct and Indirect.

Enterprise revenue includes our PLM solutions, primarily: Windchill® (including Relex® and InSightTM , now branded Windchill Quality Solutions and Windchill Product Analytics Solutions, respectively), Arbortext® enterprise products, Creo ViewTM (formerly ProductView®), and Integrity®. Desktop revenue includes our CAx Solutions: Creo, including Creo ParametricTM (formerly Pro/ENGINEER®) and Creo Elements/Direct TM (formerly CoCreate®), Arbortext authoring products, and Mathcad®. Direct revenue includes sales made primarily by our direct sales force to large businesses. Indirect revenue includes sales by our reseller channel, primarily to small- and medium-size businesses, as well as revenue from other accounts that we have classified as indirect.

Enterprise Solutions

Our Enterprise Solutions addresses common challenges that companies, and in particular manufacturing companies, face in their product development processes, including managing data over the life of the product, communication and collaboration with the extended enterprise, portfolio management, change management, regulatory compliance, technical and marketing documentation, heterogeneity of systems, and product service and maintenance requirements. Our principal Enterprise Solutions are described below.

Windchill® solutions are a family of sophisticated, internet-based content and process management solutions for managing complex data and relationships, processes and publications, including:

•	Collaboration solutions that connect a company’s employees, partners, suppliers and customers through internet-based workspaces;

•	Product data management and process solutions that manage all product-related content and improve product development processes;

•	Product analytics solutions that optimize product performance across multiple dimensions; and

•	Quality solutions that manage product performance, reliability and safety.

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

We are also developing a new generation of solutions that leverage Arbortext capabilities for creating technical information. These solutions targeted for the service lifecycle management (SLM) market are designed to support the growing needs of service organizations within our core manufacturing customers by ensuring that updates in product development are reflected in real-time service and spare parts information throughout the product’s service lifecycle. These solutions will include capabilities for delivering service content based on Windchill and Creo software previously released with Windchill 10.0 and Creo 1.0 (Windchill Service Information Manager, Windchill Service Parts and Creo Illustrate). The solutions will also include capabilities for warranty management and product support processes, which will be based on the applications we acquired in the fourth quarter of fiscal 2011 with our acquisition of 4C Solutions, Inc.

Creo View™ (formerly ProductView™) solutions enable enterprise-wide visualization, verification, annotation and automated comparison of a wide variety of product development data formats, including MCAD (2D and 3D), ECAD, and documents. These solutions provide lightweight access to product designs and related data without requiring the original authoring tool. Formerly known as ProductView, Creo View was renamed in connection with the product launch of our new product, Creo, described below.

Integrity® coordinates and manages all activities and artifacts associated with developing software-intensive products (including requirements, models, code and test) and with ensuring comprehensive lifecycle traceability. The addition of Integrity to PTC’s PLM solutions is intended to reshape the way manufacturers integrate product hardware and software, and to enable them to improve product quality, accelerate time-to-market, and reduce risk and total service costs.

Desktop Solutions

Our Desktop Solutions include our integrated Creo software suite (excluding Creo View), our Mathcad® engineering calculations software and our Arbortext document authoring tools.

We launched the Creo product family in June 2011. Creo was developed to remedy problems that were not being addressed by mechanical CAD tools: usability, interoperability, assembly management and technology bias. Leveraging technology assets unique to PTC, Creo is a scalable suite of interoperable, open, and easy-to-use product design applications that provide the right-size solution for each participant in the design process. Creo offers upwards compatibility with other PTC products. In addition to Creo Parametric (described below), several standalone applications deliver new capabilities for 2D and 3D CAD modeling, analysis and visualization. Creo also provides an unprecedented level of interoperability to ensure that data can be easily shared between teams both internally and externally.

Our principal Creo products and our other principal Desktop Solutions are described below.

Creo Parametric (formerly Pro/ENGINEER®) is a family of three-dimensional product design solutions based on a parametric, feature-based solid modeler that enables changes made during the design process to be associatively updated throughout the design. Designers can use Creo Parametric for detailed design (CAD), manufacturing/production (CAM), and simulation/analysis (CAE), as well as for exchanging CAD data with a multitude of sources and in varied standard formats, allowing them to create more innovative, differentiated and functional products quickly and easily. Creo Parametric can improve product quality and reduce time to market by enabling users to evaluate multiple design alternatives and to share data with bi-directional associativity.

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

Mathcad ® is an engineering calculation software solution that combines a computational engine, accessed through conventional math notation, with a full-featured word processor and graphing tools. Mathcad allows customers to develop and document the engineering calculations related to their designs and predict the behavior of a Creo model, which can then be validated using our Creo Parametric CAE solutions. This approach can help our customers speed time to market by significantly reducing the number of iterations necessary to complete a design. In addition, when combined with our Windchill solutions, the valuable intellectual property captured in Mathcad can be managed and shared securely with others for reuse and for regulatory compliance.

Arbortext authoring products Arbortext Editor™ and Arbortext IsoDraw® are designed to help customers improve documentation accuracy, speed time to market, reduce translation requirements and lower publishing costs.

Maintenance Services

We offer maintenance support plans for our software products. Participating customers receive new releases and updates that we make generally available to our maintenance services customers, and also have direct access to our global technical support team of certified engineers for issue resolution. We also provide self-service support tools that allow our customers access to extensive technical support information.

Consulting and Training Services

We offer consulting, implementation and training services through our Global Services Organization, with nearly 1,500 professionals worldwide, as well as through third-party resellers and other strategic partners. Our services create value by helping customers improve product development performance through technology enabled process improvement.

Geographic and Segment Information

We have two reportable segments: Software Products, which includes license and related maintenance services revenue for all our products except training-related products, and Services, which includes consulting, implementation, training and computer-based training products, including related maintenance services. Financial information about our international and domestic operations, including by segment, may be found in Note N of “Notes to Consolidated Financial Statements” of this Annual Report, which information is incorporated herein by reference.

Research and Development

We invest heavily in research and development on an ongoing basis to improve the quality and expand the functionality of our products. Approximately one third of our employees are dedicated to research and development initiatives, conducted primarily in the United States, Israel and India.

Our research and development expenses were $211.4 million in 2011, $201.6 million in 2010 and $188.5 million in 2009. Additional information about our research and development expenditures may be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Costs and Expenses—Research and Development” of this Annual Report.

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

Competition

We compete primarily in the product development market, including the PLM, ALM and CAx markets. We compete with a number of companies that offer solutions that address one or more specific functional areas covered by our solutions, including: Dassault Systemes SA and Siemens AG for traditional CAx solutions, PLM solutions, manufacturing planning solutions and visualization and digital mock-up solutions; Oracle Corporation and SAP AG for PLM solutions; and IBM Corporation for ALM solutions. We believe our PLM solutions are more specifically targeted toward the product development processes within manufacturing companies and offer broader and deeper functionality for those processes than ERP-based solutions.

We also compete in the CAx market with design products such as Autodesk, Inc.’s Inventor, Siemens AG’s Solid Edge and Dassault Systemes SA’s SolidWorks for sales to smaller manufacturing customers.

Proprietary Rights

Our software products and related technical know-how, along with our trademarks, including our company names, product names and logos, are proprietary. We protect our intellectual property rights in these items by relying on copyrights, trademarks, patents and common law safeguards, including trade secret protection. The nature and extent of such legal protection depends in part on the type of intellectual property right and the relevant jurisdiction. In the U.S., we are generally able to maintain our trademark registrations for as long as the trademarks are in use and to maintain our patents for up to 20 years from the earliest effective filing date. We also use license management and other anti-piracy technology measures, as well as contractual restrictions, to curtail the unauthorized use and distribution of our products.

Our proprietary rights are subject to risks and uncertainties described under Item 1A. “Risk Factors” below. You should read that discussion, which is incorporated into this section by reference.

Backlog

We generally ship our products within 30 days after receipt of a customer order. A high percentage of our license revenue historically has been generated in the third month of each fiscal quarter, and this revenue tends to be concentrated in the latter part of that month. Accordingly, orders may exist at the end of a quarter that have not been shipped and not been recognized as revenue. We do not believe that our backlog at any particular point in time is indicative of future sales levels.

Employees

As of September 30, 2011, we had 6,122 employees, including 2,060 in product development; 1,957 in customer support, training and consulting; 1,508 in sales and marketing; and 597 in general and administration and product distribution. Of these employees, 2,191 were located in the United States and 3,931 were located outside the United States.

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

•

because a significant portion of our revenue comes from outside the U.S. and a significant portion of our expense structure is located internationally, shifts in foreign currency exchange rates could adversely affect our reported results; and

•

we may incur significant expenses in a quarter in connection with corporate development initiatives, restructuring efforts or our investigation, defense or settlement of legal actions that would increase our operating expenses and reduce our earnings for the quarter in which those expenses are incurred.

Accordingly, our quarterly results are difficult to predict prior to the end of the quarter and we may be unable to confirm or adjust expectations with respect to our operating results for a particular quarter until that quarter has closed. Any failure to meet our quarterly revenue or earnings targets could adversely impact the market price of our stock.

Economic weakness in the United States and globally may adversely affect our business.

The past three years have been characterized by weak global economic conditions, tight credit markets, reduced liquidity, and extreme volatility in many financial markets. We experienced a significant decline in revenue in 2009 in all geographic regions in which we operate as customers reduced or deferred purchases of our products and services. Although revenue increased year over year in each of 2010 and 2011, the economic environment remains uncertain. If the economic environment does not improve or deteriorates, our business may be unfavorably impacted.

Competition is intensifying, which may reduce our profits and limit or reduce our market share.

The market for product development solutions is rapidly changing and increasingly competitive. We expect competition to intensify, which could result in price reductions for our products and services, reduced margins and loss of market share. Our primary competition comes from:

•	larger companies that offer PLM and/or CAx solutions;

•

larger, more well-known enterprise software providers who have extended, or may seek to extend, the functionality of their products to encompass PLM or who may develop and/or purchase PLM technology; and

•	other vendors of various CAx and/or PLM point solutions.

The CAx market is characterized by intense competition for customers. The nature of this market (which is relatively mature and whose growth has slowed) and the number and nature of the competitive products (which have increasingly similar functionality) make it difficult to gain new customers. Moreover, decreasing product differentiation and the training, data conversion and other startup costs associated with system replacement make it more difficult to dislodge incumbent design systems. Although we saw increased revenue from this market in 2011 following the introduction of our new suite of Creo CAD solutions, demand for Creo may decline as customers complete purchases of Creo sufficient for their operations, which would adversely affect our results.

We must continually modify and enhance our products to keep pace with changing technology and to address our customers’ needs and expectations, and any failure to do so could reduce demand for our products.

Our ability to remain competitive will depend on our ability to enhance our current offerings and develop new products and services that keep pace with technological developments and meet evolving customer requirements. In addition, our solutions must meet customer expectations to be successful. If our solutions fail to meet customer expectations, customers may discontinue adoption of our solutions, resulting in a loss of potential additional sales, and we may be unable to retain existing customers or attract new customers.

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

Moreover, business combinations also involve a number of risks and uncertainties that can adversely affect our operations and operating results, including:

•	diversion of management and employee attention;

•	loss of key personnel;

•	unanticipated operating difficulties in connection with the acquired entities, including potential declines in revenue of the acquired entity;

•	assumption of unanticipated legal or financial liabilities;

•	incurring debt to finance an acquisition;

•	impairment of acquired intangible assets, including goodwill; and

•	dilution to our earnings per share if we were to issue stock as consideration.

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

We have provided extended payment terms to certain customers in connection with transactions we have completed with them. Providing extended payment terms may positively influence our customers’ purchasing decisions but may reduce our cash flows in the short-term. If we reduce the amount of extended payment terms we provide to customers, customers might reduce or defer the amount they spend on our products from the amount they might otherwise have spent if extended payment terms were available to them. If this were to occur, our revenue or revenue growth could be lower than in prior periods and/or lower than we expect.

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

We sell and deliver software and services, and maintain support operations, in a large number of countries, whose laws and practices differ from one another. North America accounted for 37%, Europe for 40% and Asia-Pacific for 23% of our revenue in 2011. Managing these geographically dispersed operations requires significant attention and resources to ensure compliance with laws. Accordingly, while we strive to maintain a comprehensive compliance program, we cannot guarantee that an employee, agent or business partner will not act in violation of our policies or U.S. or other applicable laws. Such violations can lead to civil and/or criminal prosecutions, substantial fines and the revocation of our rights to continue certain operations and also cause business and reputation loss.

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

Because our Enterprise license solutions generally require more services to implement than our Desktop license solutions, and because Enterprise solutions represent an increasing percentage of our revenue, services revenue as a percent of total revenue may increase. Future projected improvements in our operating margin percent are predicated in part on our ability to improve consulting and training services margins through operating efficiencies, leverage, and increased use of outside service providers. If our services revenue increases as a percentage of total revenue and/or if we are unable to improve our services margins, our overall operating margin may not increase or may decrease, which could adversely impact our stock price.

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

A large amount of our revenues are related to sales to customers in the discrete manufacturing sector. A decline in general economic or business conditions or a decline in spending in the manufacturing sector could cause customers to reduce or defer spending on our products, which would cause our revenue and earnings to decrease or to grow more slowly.

A significant portion of our revenue is generated from maintenance contracts; decreases in maintenance renewal rates, or a decrease in the number of new licenses we sell, would negatively impact our future maintenance revenue and operating results.

A substantial portion of our revenue is derived from maintenance contracts. These contracts are generally renewed on an annual basis and typically have a high rate of customer renewal. In addition to the recurring revenue base associated with these contracts, a majority of customers purchasing new perpetual licenses also purchase related annual maintenance contracts. If the rate of renewal for these contracts, or the level of maintenance revenue associated with new licenses, is adversely affected by economic or other factors, our maintenance revenue growth and profitability will be adversely affected.

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

Our effective tax rate can be adversely affected by several factors, many of which are outside of our control, including:

•	changes in tax laws, regulations, and interpretations in multiple jurisdictions in which we operate;

•	assessments, and any related tax interest or penalties, by taxing authorities;

•	changes in the relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;

•	changes to the financial accounting rules for income taxes;

•	unanticipated changes in tax rates; and

•	changes to a valuation allowance on net deferred tax assets, if any.

Our sales to government clients subject us to risks of funding approvals.

We derive revenues from contracts with the U.S. government, state and local governments and their respective agencies. There is increased pressure for governments and their agencies to reduce spending. Many of our federal government contracts contain fiscal funding clauses whereby ongoing funding of the contracts is subject to approval of appropriations by the U.S. Congress. Similarly, our contracts at the state and local levels are subject to government funding authorizations. Although we have no indication that funding for current contracts will not be approved, if additional funding for these contracts is not approved it could reduce revenue we have recognized and reduce future revenue from such contracts.

II. Other Considerations

We have been investigating certain matters in China, which matters and related remedial actions could have an adverse effect on our business.

We have been investigating payments by certain business partners and expenses by certain employees in China that raise questions of compliance with laws, including the Foreign Corrupt Practices Act, and/or compliance with our business policies. In connection with this matter, we have terminated certain employees and business partners in China, which may have an adverse impact on our level of sales in China until such replacements for those employees and business partners are in place and productive. Revenue from China has historically represented 6% to 7% of our total revenue. We have voluntarily disclosed the results of our investigation and associated remedial actions to the United States Department of Justice and the Securities and Exchange Commission. We are unable to predict the outcome of these voluntary disclosures, which could include fines or other sanctions.

We are required to comply with certain financial and operating covenants under our credit facility and any failure to comply with those covenants could cause amounts borrowed under the facility to become immediately due and payable or prevent us from borrowing under the facility.

Under the terms of our credit facility, we may borrow up to $300 million (with an accordion feature that allows us to borrow up to an additional $150 million if the existing or additional lenders agree), repay the same in whole or in part and re-borrow at any time through September 30, 2016, at which time any amounts outstanding will be due and payable in full. Our current balance outstanding under the credit facility is $240 million, primarily related to our acquisition of MKS in the third quarter of 2011. We may wish to borrow additional amounts under the facility in the future to support our operations, including for strategic acquisitions.

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

We currently lease 125 offices used in operations in the United States and internationally, predominately as sales and/or support offices and for research and development work. Of our total of approximately 1,329,000 square feet of leased facilities used in operations, approximately 573,000 square feet are located in the U.S., including 329,000 square feet of our headquarters facility located in Needham, Massachusetts, and approximately 186,000 square feet are located in India, where a significant amount of our research and development is conducted. We also lease space comprising approximately 64,000 square feet that is not used for our current operations and is primarily subleased to third parties. As described in Notes C and I of “Notes to Consolidated Financial Statements,” lease commitments on unused facilities in excess of expected sublease income have been included in our restructuring provisions. We believe that our facilities are adequate for our present and foreseeable needs.

ITEM 3.	Legal Proceedings

The European Commission is conducting an investigation of allegedly anti-competitive practices within the European Economic Area with respect to CAD and related software. In connection with its investigation, the Commission has requested information from PTC and, we understand, from other vendors as well. PTC has cooperated to provide the requested information. No charges or proceedings have been initiated by the Commission against PTC; however, the Commission has authority to impose significant fines if it identifies violations of European competition laws as a result of its investigation.

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

No matters were submitted to a vote of security holders during the last quarter of 2011.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information with respect to the market for our common stock may be found in the section captioned “Selected Financial Data” in Item 6 below and is incorporated herein by reference.

On September 30, 2011, the close of our fiscal year, our common stock was held by 1,886 shareholders of record. As of November 17, 2011, our common stock was held by 1,866 shareholders of record.

We do not pay cash dividends on our common stock and we retain earnings for use in our business. Although we review our dividend policy periodically, we cannot assure you that our review will cause us to pay any dividends in the future. Further, our revolving credit facility requires us to maintain specified leverage and fixed-charge ratios that limit the amount of dividends that we could pay.

The table below shows the shares of our common stock we repurchased in the fourth quarter of 2011.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 3 – July 30, 2011	—	—	—	$78,065,345	(2)
July 31 – August 27, 2011	877,799	$17.06	877,799	$63,091,918	(2)
August 28 – September 30, 2011	—	—	—	$100,000,000	(2)

Total	877,799	$17.06	877,799

(1)	Periods are our fiscal months within the fiscal quarter.
(2)	On May 20, 2008, we announced our share repurchase program in the amount of $50 million, and on November 26, 2008, we announced that the repurchase program had been increased to $100 million. On March 3, 2010, our Board of Directors extended the share repurchase authorization through May 31, 2011, and on September 15, 2010, our Board of Directors increased the amount authorized to be repurchased to $200 million and extended the authorization to September 30, 2011. This authorization expired on September 30, 2011. In September 2011, our Board authorized us to repurchase up to $100 million worth of our shares in the period October 1, 2011 through September 30, 2012.

ITEM 6.	Selected Financial Data

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

Executive Overview

Our momentum continued in 2011 and we achieved $1.17 billion in revenue, our highest annual revenue ever. This represented 16% revenue growth over 2010 (12% on a constant currency basis). We posted solid growth across our license, maintenance and services lines of business, which we attribute to increased demand for our products and services as a result of improvement in the economy, our competitive positioning and significant new product releases. Specific achievements and items that contributed significantly to our revenue results for the year include:

•	strength in Desktop license revenue and maintenance revenue as a result of improvement in the economy and the launch of our next generation CAx solution suite, Creo, in 2011;

•	strength in Enterprise maintenance and consulting services revenue driven by a strong Enterprise license revenue year in 2010; and

•	the acquisition of MKS Inc., a provider of IntegrityTM software development tools and solutions, which contributed $25.9 million to 2011 Enterprise revenue ($28.5 million on a non-GAAP basis).

Our non-GAAP operating margin increased to 18% in 2011 from 16% in 2010 (to 10% from 7% on a GAAP basis) due to increased revenue and operating scale improvements. Research and development expense as a percent of consolidated revenue was 18% in 2011 and 20% in 2010. During 2011, we also made measured investments in sales capacity to capitalize on long-term growth opportunities.

We ended the year with $168 million of cash and $100 million available under our revolving credit facility. We used approximately $50 million of cash and borrowed $250 million under the credit facility to acquire MKS, $50 million of which we repaid by year end. We also repurchased $55 million worth of shares of our common stock in 2011.

Revenue, Operating Margin, Earnings per Share and Cash Flow

The following table shows the financial measures that we consider the most significant indicators of the performance of our business. In addition to providing operating income, operating margin, and diluted earnings per share as calculated under generally accepted accounting principles (“GAAP”), it shows non-GAAP operating income, operating margin, and diluted earnings per share for the reported periods. These non-GAAP measures exclude a fair value adjustment related to acquired deferred maintenance revenue, stock-based compensation, amortization of acquired intangible assets expense, acquisition-related charges, restructuring charges, in-process research and development expenses, one-time gains or charges included in non-operating other income (expense) and the related tax effects of the preceding items, and any one–time tax items. Excluding those expenses and one-time items provides investors another view of our operating results which is aligned with management budgets and with performance criteria in our incentive compensation plans. Management uses, and investors should use, non-GAAP measures in conjunction with our GAAP results. We discuss the non-GAAP measures in detail under “Income and Margins; Earnings per Share” below.

	2011	2010	Percent Change 2010 to 2011		2009	Percent Change 2009 to 2010
			Actual	Constant Currency		Actual	Constant Currency
	(Dollar amounts in millions, except per share data)
License revenue	$342.1	$296.0	16%	12%	$212.7	39%	38%
Consulting and training service revenue	267.1	217.6	23%	19%	226.4	-4%	-6%
Maintenance revenue	557.7	496.4	12%	9%	499.1	-1%	-2%

Total revenue	1,166.9	1,010.0	16%	12%	938.2	8%	6%
Total costs and expenses	1,049.8	935.2	12%	10%	918.9	2%	1%

Operating income (1)	$117.1	$74.8	57%	35%	$19.3	288%	267%
Non-GAAP operating income (1)	$206.6	$157.7	31%	21%	$120.9	30%	26%
Operating margin (1)	10%	7%			2%
Non-GAAP operating margin (1)	18%	16%			13%
Diluted earnings per share (2)	$0.71	$0.20			$0.27
Non-GAAP diluted earnings per share (2)	$1.26	$1.00			$0.80
Cash flow from operations (3)	$78.7	$156.6			$69.7

(1)	In the first quarter of 2011 we entered into a strategic contract with an automotive customer for which we expect costs to exceed revenue by approximately $5 million. This loss was recorded in the first quarter of 2011 and resulted in a decrease in GAAP and non-GAAP operating income of approximately $5 million in 2011 compared to 2010.
(2)	GAAP net income in 2011 included foreign currency losses of $4.4 million related to our acquisition of MKS and $0.7 million of foreign currency losses related to a litigation settlement. GAAP net income in 2010 included a gain of $9.0 million resulting from a litigation settlement and a one-time tax provision of $43.4 million (an impact of $0.36 on GAAP diluted earnings per share) in connection with a legal entity reorganization. GAAP net income in 2009 included a one-time tax benefit of $7.6 million (benefitting GAAP diluted earnings per share by $0.06) in connection with the litigation in Japan. The items above have been excluded from non-GAAP diluted earnings per share for each respective period.
(3)	In the first quarter of 2011, we used $48 million, net, of cash in connection with the resolution of a litigation matter.

2011 compared to 2010

Revenue in 2011 grew 16% (12% on a constant currency basis) compared to 2010. Excluding the impact of acquisitions, our total revenue was $1,140.1 million, up 13%, and our license revenue was $331.7 million, up 12% over 2010. We had growth in all lines of business, reflecting increased demand for our products and services. We attribute this increased demand to improvement in the economy and the strength of our products. We have seen continued strength in Enterprise maintenance and consulting services following a strong Enterprise license revenue year in 2010. Additionally, the launch of Creo has positively impacted Desktop license revenue and maintenance revenue as customers have expanded their adoption and renewed seats under maintenance, and new customers, particularly in the small- and medium-size business space, have been added.

During 2011, we saw a year-over-year increase in the amount of revenue from customers for which license and/or consulting and training revenue exceeded $1 million in a quarter, suggesting improved breadth and depth of our business. License and/or consulting and training service revenue of $1 million or more recognized from individual customers in a quarter during 2011 totaled $248.0 million compared with $187.3 million in 2010.

Our Desktop license revenue and Desktop total revenue grew 33% and 15%, respectively, in 2011 compared to 2010, attributable to an increase in the amount of large deals with direct customers. Our Enterprise license revenue was down slightly year over year, while total Enterprise revenue grew 16% in 2011 compared to 2010. Excluding the impact of MKS and 4CS, Enterprise license revenue was down 7% year over year and total Enterprise revenue was up 10% compared to 2010. Enterprise results reflected year over year declines in license revenue in the first half of 2011 and improvement during the second half of fiscal 2011, with fourth quarter year over year license revenue growth of 30% (11% when excluding the impact of acquisitions). In the small- and medium-size business market, we saw continued overall strength, with indirect license revenue and total indirect revenue up 21% and 11%, respectively, in 2011 compared to 2010. The fourth quarter of 2011 was our seventh consecutive quarter of year-over-year indirect license revenue and total indirect revenue growth.

Costs and expenses in 2011, compared to 2010, were impacted by a number of factors, including higher cost of service in support of services revenue growth, investments in our direct sales force, incremental headcount, costs from acquisitions, and a company-wide merit pay increase. These items are described in more detail in Cost and Expenses below.

Our GAAP and non-GAAP operating income increased in 2011 compared to 2010 primarily due to increased revenue and operating scale improvements, particularly in research and development productivity which, as a percent of consolidated revenue, was 18% in 2011 and 20% in 2010. During 2011, we also made measured investments in sales capacity to capitalize on long-term growth opportunities. While operating income increased significantly in 2011 compared to 2010, GAAP diluted earnings per share increased 248% in 2011 compared to 2010 due to a significantly higher income tax rate in 2010 and improved profitability. Our tax rate was 18% in 2011 compared with 70% in 2010, due in part to the one-time tax items described in footnote 2 in the table above. Non-GAAP diluted earnings per share grew 26% in 2011 compared to 2010.

Cash flow from operating activities was $78.7 million in 2011, compared with $156.6 million in 2010. The decrease in cash provided by operating activities was primarily due to the resolution of a litigation matter, which reduced our cash balance by approximately $48 million in the first quarter of 2011 and the timing of cash collections on accounts receivable. Accounts receivable was $230.2 million and $169.3 million at September 30, 2011 and 2010, respectively. This increase in accounts receivable was due primarily to revenue in the fourth quarter of 2011 being $71.4 million higher than the fourth quarter of 2010.

2010 compared to 2009

The increase in license revenue in 2010 was primarily driven by a 73% increase in Enterprise license revenue due primarily to sales of Windchill to large customers. We believe the 39% increase in license revenue in 2010 compared with 2009 reflected an improved macroeconomic climate, with customers resuming investments in important Business Process and Information Technology initiatives. Maintenance and consulting and training service revenue in 2010 were both negatively impacted by our weak license sales in 2009. However, this revenue grew modestly in the second half of 2010 compared to the second half of 2009.

Costs and expenses in 2010 compared to 2009 increased primarily due to the impact of foreign currency exchange rate movements described below; costs associated with investments in product development made beginning in the second half of 2009; higher incentive-based compensation; and higher commissions resulting from higher license revenue in 2010.

These cost increases were partially offset by the impact of headcount reductions made in the third and fourth quarters of 2009 (and related restructuring charges recorded in GAAP operating income in 2009).

Our GAAP and non-GAAP operating income increased in 2010 compared to 2009 primarily because of the increase in license revenue. While operating income increased significantly in 2010 compared to 2009, GAAP diluted earnings per share decreased in 2010 compared to 2009 due to a significantly higher income tax rate in 2010. Our tax rate was 70% in 2010, compared to a benefit of 84% in 2009, due in part to the one-time tax items described in footnote 2 in the table above.

Cash flow from operating activities was $156.6 million in 2010, compared with $69.7 million in 2009. The increase in cash provided by operating activities was primarily due to higher profitability, lower incentive compensation payments related to 2009 year end compensation accruals; and lower income tax payments, partially offset by 2009 benefitting from cash collections of 2008 accounts receivable which totaled $201.5 million as of September 30, 2008.

Fiscal Year 2012 Expectations, Strategies and Risks

Based on 2011 results, current economic conditions and spending patterns, the competitive strength of our products and a full year of revenue contribution from MKS, we expect 14% to 15% revenue growth in 2012 compared to 2011, with license revenue growth of approximately 20%, maintenance revenue growth of approximately 11% and services revenue growth of approximately 14%. Further, our goal is to improve operating margins by 100 basis points in 2012. Accordingly, as one of our strategic initiatives in 2012, we are continuing to add sales capacity to address market opportunities while at the same time we are being disciplined about our broader spending and staffing plans. An additional strategic initiative is to continue to expand our services ecosystem by adding strategic services partners to focus on smaller engagements, enabling us to focus on larger engagements.

Our current expectations are that we will be able to grow revenue and improve our operating margins. However, given the uncertain economic environment, if revenue is lower than we expect, we may reduce or delay strategic investments and/or take actions to reduce our operating costs.

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

Impact of an Investigation in China

We have been investigating payments by certain business partners and expenses by certain employees in China that raise questions of compliance with laws, including the Foreign Corrupt Practices Act, and/or compliance with our business policies. In connection with this matter, we have terminated certain employees and business partners in China, which may have an adverse impact on our level of sales in China until such replacements for those employees and business partners are in place and productive. Revenue from China has historically represented 6% to 7% of our total revenue. We have voluntarily disclosed the results of our investigation and associated remedial actions to the United States Department of Justice and the Securities and Exchange Commission. We are unable to predict the outcome of these voluntary disclosures, which could include fines or other sanctions.

Results of Operations

Acquisitions

We acquired MKS, a global application lifecycle management (ALM) technology leader, on May 31, 2011. In early September, we acquired 4C Solutions, Inc. (4CS), a developer of warranty management and service lifecycle management (SLM) software. The acquisition of 4CS broadens PTC’s portfolio of solutions for product support and service organizations, and supports PTC’s vision for solutions that span both product and service lifecycles.

The results of operations of acquired businesses have been included in PTC’s consolidated financial statements beginning on their respective acquisition dates. These acquisitions added $26.8 million to our 2011 revenue ($29.4 million on a non-GAAP basis), less than $1 million of which was related to 4CS, and added $37.7 million of costs and expenses (including acquisition-related costs of $7.8 million and amortization of acquired intangible assets of $3.7 million), or $25.6 million on a non-GAAP basis. In 2012, these acquisitions are expected to add approximately $90 to $100 million in non-GAAP revenue (approximately $3 million less on a GAAP basis) and be slightly accretive to our non-GAAP EPS results, as operating profitability is offset by interest payments on the debt and investments we are making in the acquired businesses to capitalize on their long-term growth opportunity. MKS and 4CS revenue is classified as “Enterprise” revenue.

Impact of Foreign Currency Exchange on Results of Operations

Approximately two thirds of our revenue and half of our expenses are transacted in currencies other than the U.S. dollar. Currency translation affects our reported results because we report our results of operations in U.S. dollars. On a year-over-year comparative basis, our revenue for 2011 and 2010 benefited as a result of changes in currency exchange rates, primarily for the Euro and the Japanese Yen, and our expenses were also higher. Conversely, in 2009 our revenue and expenses were lower as a result of changes in currency rates. If actual reported results were converted into U.S. dollars based on the corresponding prior year’s foreign currency exchange rates, 2011 and 2010 revenue would have been lower by $36.8 million and $15.5 million, respectively, and expenses would have been lower by $21.0 million and $11.5 million, respectively; and 2009 revenue and expenses would have been higher by $38.5 million and $41.0 million, respectively. The net impact on year-over-year results would have been decreases in operating income of $15.8 million, $4.0 million and $2.5 million in 2011, 2010 and 2009, respectively. The results of operations, revenue by line of business and revenue by geographic region in the tables that follow present both actual percentage changes year over year and percentage changes on a constant currency basis.

Revenue

Our revenue consists of software license revenue and service revenue. Service revenue includes software maintenance revenue (consisting of providing our customers software updates and technical support) as well as consulting and training revenue (including implementation services).

Desktop revenue includes our CAx Solutions: Creo Parametric, Creo Elements/Direct, Arbortext authoring products and Mathcad. Enterprise revenue includes our PLM solutions: Windchill, Arbortext enterprise products, Creo View, and Integrity.

Direct revenue includes sales made primarily by our direct sales force to large businesses. Indirect revenue includes sales by our reseller channel, primarily to small- and medium-size businesses, as well as revenue from other accounts that we have classified as indirect. If the classification of a customer changes between direct and indirect, we reclassify the historical revenue associated with that customer to align with the current period classification. Such reclassifications were not material in any of the years presented.

Revenue by Product Group and Distribution Channel

	Desktop Year Ended September 30,					Enterprise Year Ended September 30,					Total Revenue Year Ended September 30,
	2011	Percent Change	2010	Percent Change	2009	2011	Percent Change	2010	Percent Change	2009	2011	Percent Change	2010	Percent Change	2009
Direct
License revenue	$116.3	43%	$81.2	10%	$74.1	$134.2	-4%	$139.3	85%	$75.5	$250.5	14%	$220.6	47%	$149.6
Service revenue:
Consulting and training service revenue	37.8	24%	30.6	-23%	39.6	217.1	24%	175.2	0%	174.7	254.9	24%	205.8	-4%	214.3
Maintenance revenue	208.8	8%	193.2	-3%	198.5	134.2	28%	104.6	8%	97.2	343.0	15%	297.7	1%	295.7

Total service revenue	246.6	10%	223.8	-6%	238.1	351.3	26%	279.8	3%	271.9	597.9	19%	503.5	-1%	510.0

Total revenue	$362.9	19%	$305.0	-2%	$312.2	$485.6	16%	$419.1	21%	$347.4	$848.4	17%	$724.1	10%	$659.5

Indirect
License revenue	$71.6	20%	$59.7	23%	$48.7	$20.1	27%	$15.8	9%	$14.4	$91.6	21%	$75.5	20%	$63.1
Service revenue:
Consulting and training service revenue	6.6	13%	5.9	-17%	7.1	5.6	-5%	5.9	18%	5.0	12.2	3%	11.8	-2%	12.1
Maintenance revenue	184.1	7%	171.8	-3%	177.1	30.6	13%	27.0	2%	26.4	214.7	8%	198.7	-2%	203.4

Total service revenue	190.7	7%	177.7	-4%	184.2	36.2	10%	32.9	5%	31.4	226.9	8%	210.5	-2%	215.5

Total revenue	$262.2	10%	$237.3	2%	$232.8	$56.3	16%	$48.7	6%	$45.8	$318.5	11%	$286.0	3%	$278.6

Total Revenue
License revenue	$187.8	33%	$140.9	15%	$122.8	$154.3	0%	$155.1	73%	$89.9	$342.1	16%	$296.0	39%	$212.7
Service revenue:
Consulting and training service revenue	44.4	22%	36.4	-22%	46.7	222.7	23%	181.2	1%	179.7	267.1	23%	217.6	-4%	226.4
Maintenance revenue	392.9	8%	364.9	-3%	375.5	164.8	25%	131.5	6%	123.6	557.7	12%	496.4	-1%	499.1

Total service revenue	437.3	9%	401.3	-5%	422.2	387.5	24%	312.7	3%	303.3	824.8	16%	714.0	-2%	725.5

Total revenue	$625.1	15%	$542.3	0%	$545.0	$541.9	16%	$467.8	19%	$393.2	$1,166.9	16%	$1,010.0	8%	$938.2

Revenue by Line of Business

Revenue as a Percentage of Total Revenue	2011	2010	2009
License	29%	29%	23%
Consulting and training service	23%	22%	24%
Maintenance	48%	49%	53%

	100%	100%	100%

Year over Year Percentage Changes in Revenue	2011 compared to 2010		2010 compared to 2009
	As Reported	Constant Currency	As Reported	Constant Currency
License	16%	12%	39%	38%
Consulting and training service	23%	19%	-4%	-6%
Maintenance	12%	9%	-1%	-2%
Total	16%	12%	8%	6%

License Revenue

2011 compared to 2010

The increase in overall license revenue in 2011 was due primarily to growth in direct Desktop revenue from sales to our large commercial customers. Additionally, we are continuing to see strength in license revenue from small- and medium-size customers, with increases in both indirect Desktop and Enterprise license revenue. We attribute the increase in Desktop license sales to the recent launch of Creo, which has resulted in orders from our existing customer base and an increase in sales to new customers in our reseller channel. Additionally, we attribute the increase in Desktop license revenue to the economic recovery resulting in renewed customer demand.

MKS contributed $10.4 million to Enterprise license revenue in 2011. Excluding MKS, Enterprise license revenue was down 7% year over year, reflecting declines in the first half of 2011. We began to see improvements in Enterprise license revenue in the second half of 2011, with year-over-year growth in the fourth quarter of 30% (11% when excluding the impact of acquisitions). Enterprise license revenue results reflect decreases in revenue from sales of Windchill, which were 19% ($22.6 million) lower in 2011 compared to 2010. We attribute some of this decline to the fact that 2010 was a particularly strong comparison period which included several large Windchill transactions. In addition, we believe that one of the primary factors adversely impacting the Enterprise license revenue performance in 2011 is the dilutive impact of increased Desktop revenue on our Enterprise sales capacity. As a result, we began expanding our sales capacity in the second half of 2011 and we plan to continue to expand our sales capacity over the next four quarters.

Foreign currency exchange rate movements favorably impacted license revenue by $11.4 million in 2011, compared to 2010.

2010 compared to 2009

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

Consulting and Training Revenue

2011 compared to 2010

Consulting and training services engagements typically result from sales of new licenses, particularly of our Enterprise Solutions. Accordingly, strong Enterprise license sales in 2010 had a favorable impact on services revenue in 2011. In 2011, compared to 2010, consulting revenue, which is primarily related to Windchill implementations among our direct Enterprise customers, was up 23% ($42.9 million), and training revenue, which typically represents about 15% of our total consulting and training services revenue, was up 23% ($6.6 million). In addition, MKS contributed $5.5 million to Enterprise consulting and training service revenue in 2011.

Foreign currency exchange rate movements favorably impacted consulting and training services revenue by $8.3 million in 2011, compared to 2010.

2010 compared to 2009

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

Maintenance Revenue

Maintenance revenue represents revenue from renewals of licenses under maintenance and maintenance on new licenses.

2011 compared to 2010

We have seen steady growth in maintenance revenue in 2011, particularly in the second half of the year. Our recent launch of Creo has reinvigorated our base of Desktop customers and resulted in increases in our Desktop maintenance revenue. Enterprise maintenance revenue in 2011 benefitted from strong Enterprise license sales in fiscal 2010 (Enterprise license revenue in fiscal 2010 was 73% ($65.2 million) higher than fiscal 2009). In addition, MKS contributed $10.0 million to Enterprise maintenance revenue in 2011. Creo and Windchill seats under maintenance increased 7% and 19%, respectively, as of the end of 2011, compared to the end 2010.

Foreign currency exchange rate movements favorably impacted maintenance revenue by $17.2 million in 2011, compared to 2010.

2010 compared to 2009

While maintenance revenue in 2010 was adversely impacted by the global economic climate and soft license sales in 2009, it was favorably impacted by $9.2 million as a result of foreign currency exchange rate movements. Desktop maintenance revenue decreased 3% ($10.6 million) in 2010 and Enterprise maintenance revenue increased 6% ($7.9 million) in 2010. Creo seats under maintenance decreased 2% and Windchill seats increased 32%, respectively, as of the end of 2010 compared to the end of 2009.

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

Direct

Our direct revenue was 73%, 72% and 70% of our total revenue in 2011, 2010 and 2009, respectively. To address market demand and what we believe to be current capacity constraints, we expanded the number of sales personnel in the second half of 2011 and we plan to add additional direct sales capacity in 2012.

Indirect

We have over 420 geographically dispersed resellers. Our resellers are focused primarily on selling our Desktop products, Creo and Mathcad, and Windchill PDMLink®.

Our indirect revenue typically comprises approximately 30% of our total revenue. The fourth quarter of 2011 was our seventh consecutive quarter of year-over-year growth in indirect license revenue and total indirect revenue. We believe that this performance reflects improving macroeconomic conditions. In addition, we have seen an increase in the number of new customers served by our channel partners, which we attribute in part to our recent release of Creo.

While our small- and medium-size customers are more heavily affected by macroeconomic factors, we are encouraged by recent results and we believe that the markets for Desktop and Enterprise Solutions served by our indirect channel continue offer long-term growth potential.

Revenue from Individual Customers

We enter into customer contracts that may result in revenue being recognized over multiple reporting periods. Accordingly, revenue recognized in a current period may be attributable to contracts entered into during the current period or in prior periods. License and/or consulting and training service revenue of $1 million or more recognized from individual customers in a single quarter during the fiscal year from contracts entered into during that quarter and/or a prior quarter is shown in the table below. The amount of revenue, particularly license revenue, attributable to large transactions, and the number of such transactions, may vary significantly from quarter to quarter based on customer purchasing decisions, the completion of large services engagements commenced in previous quarters, non-renewal of large maintenance contracts and macroeconomic conditions.

The increase in license and consulting and training service revenue greater than $1 million from individual customers in a quarter in 2011 compared to 2010 reflects increased revenue from Desktop licenses (mainly Creo) and Enterprise services, partially offset by lower sales of Enterprise licenses. The increase in 2010 was due primarily to the sale of Enterprise products to large direct customers.

	Year ended September 30,
	2011	2010	2009
	(Dollar amounts in millions)
License and/or consulting and training service revenue of $1 million or more recognized from individual customers in a quarter	$248.0	$187.3	$126.8
% of total license and consulting and training service revenue	41%	36%	29%
Revenue by product group:
Desktop	$64.0	$24.1	$26.8
Enterprise	$184.0	$163.2	$100.0

Revenue by Geographic Region

	2011	Percent Change		2010	Percent Change		2009
		Actual	Constant Currency		Actual	Constant Currency
	(Dollar amounts in millions)
Revenue by region:
Americas	$429.2	11%	11%	$385.9	10%	10%	$351.8
Europe	$466.5	20%	15%	$388.5	4%	3%	$372.5
Pacific Rim	$148.0	12%	9%	$131.6	20%	17%	$109.8
Japan	$123.2	18%	7%	$104.0	0%	-6%	$104.1

Revenue by region as a % of total revenue:

	2011	2010	2009
Americas	37%	38%	37%
Europe	40%	39%	40%
Pacific Rim	13%	13%	12%
Japan	10%	10%	11%

	100%	100%	100%

Americas

2011 compared to 2010

The increase in revenue in the Americas in 2011 compared to 2010 consisted of a 5% ($6.4 million) increase in license revenue, a 22% ($17.3 million) increase in consulting and training service revenue and a 10% ($19.7 million) increase in maintenance revenue. The relatively low license revenue growth in 2011 was, in part, because the first half of 2010 included several particularly large Windchill transactions. Our direct revenue increased 12% ($38.4 million) and our indirect revenue increased 7% ($4.9 million) in 2011 compared to 2010.

2010 compared to 2009

The year-over-year change in revenue in the Americas was primarily driven by changes in license revenue. License revenue increased 33% ($29.0 million) in 2010 compared to 2009 driven by sales of Enterprise products to direct customers. Our direct revenue increased 14% ($38.1 million) and our indirect revenue declined 6% ($4.0 million) in 2010 compared to 2009 primarily related to maintenance revenue.

Europe

2011 compared to 2010

The increase in revenue in 2011 compared to 2010 consisted of an increase in license revenue of 30% ($29.4 million), an increase in consulting and training service revenue of 24% ($21.2 million) and an increase in maintenance revenue of 13% ($27.4 million). The increase in license revenue reflects growth in license sales of Desktop products to large customers. Total Desktop and Enterprise license revenue increased 57% ($26.1 million) and 7% ($3.4 million), respectively, in 2011 compared to 2010. Our direct revenue increased 25% ($63.5 million) and our indirect revenue increased 10% ($14.5 million) in 2011 compared to 2010.

Changes in foreign currency exchange rates, particularly the Euro, impacted revenue in Europe favorably by $20.8 million in 2011, as compared to 2010.

2010 compared to 2009

Revenue in Europe in 2010 compared to 2009 reflects an increase in license revenue of 47% ($31.1 million) driven by direct Enterprise license sales, offset by decreases of 12% ($11.5 million) and 2% ($3.5 million) in consulting and training service revenue and maintenance revenue, respectively. Our direct revenue increased 7% ($16.2 million) and our indirect revenue decreased slightly ($0.1 million) in 2010 compared to 2009. Foreign currency exchange rate movements, particularly the Euro, impacted revenue in Europe favorably by $6.3 million in 2010.

Pacific Rim

2011 compared to 2010

The increase in revenue in the Pacific Rim in 2011 compared to 2010 was due primarily to an increase of 19% ($6.8 million) in consulting and training service revenue and an increase of 22% ($7.7 million) in maintenance revenue. Revenue from China increased 10% in 2011 compared to 2010, and represented 6% to 7% of our total revenue in 2011, 2010 and 2009. Our direct revenue increased 8% ($7.7 million) and our indirect revenue increased 23% ($8.7 million) in 2011 compared to 2010.

Changes in foreign currency exchange rates favorably impacted revenue in the Pacific Rim by $4.2 million in 2011 as compared to 2010.

2010 compared to 2009

The increase in revenue in the Pacific Rim in 2010 compared to 2009 was primarily due to an increase of 44% ($18.8 million) in license revenue. Additionally, maintenance revenue increased 9% ($3.0 million). Revenue from customers in China increased 24% compared to 2009. Our direct revenue increased 15% ($12.6 million) and our indirect revenue increased 32% ($9.2 million) in 2010 compared to 2009. Revenue in the Pacific Rim in 2010 was favorably impacted by $2.7 million due to the impact of changes in foreign currency exchange rates.

Japan

2011 compared to 2010

The increase in revenue in Japan in 2011 compared to 2010 included increases of 42% ($8.4 million) in license revenue, 27% ($4.2 million) in consulting and training service revenue and 10% ($6.5 million) in maintenance revenue. Japan revenue benefitted from a large transaction in the second quarter of 2011. Our direct revenue increased 24% ($14.7 million) and our indirect revenue increased 10% ($4.4 million) in 2011 compared to 2010.

Changes in the Yen to U.S. Dollar exchange rate favorably impacted revenue in Japan by $11.7 million in 2011 as compared to 2010.

2010 compared to 2009

Revenue in Japan in 2010 compared to 2009 reflects an increase of 29% ($4.5 million) in license revenue, partially offset by declines in maintenance revenue of 3% ($2.1 million) and in consulting and training service revenue of 14% ($2.5 million). Our direct revenue declined 4% ($2.4 million) and our indirect revenue increased 6% ($2.3 million) in 2010 compared to 2009. Revenue in Japan in 2010 was favorably impacted by $6.5 million due to the impact of changes in the Yen to U.S. Dollar exchange rate.

Costs and Expenses

	2011	Percent Change		2010	Percent Change		2009
	(Dollar amounts in millions)
Cost of license revenue	$28.8	-7%		$31.0	4%		$30.0
Cost of service revenue	328.0	19%		276.7	-1%		279.8
Sales and marketing	353.0	11%		317.5	5%		301.4
Research and development	211.4	5%		201.6	7%		188.5
General and administrative	110.3	19%		92.9	15%		80.6
Amortization of acquired intangible assets	18.3	17%		15.6	0%		15.6
In-process research and development	—	0%		—	-100%		0.3
Restructuring and other charges	—	0%		—	-100%		22.7

Total costs and expenses	$1,049.8	12	%(1)	$935.3	2	%(1)	$918.9

Total headcount at end of period	6,122	15%		5,317	3%		5,165

(1)	On a consistent foreign currency basis from the prior period, total costs and expenses increased 10% from 2010 to 2011 and increased 1% from 2009 to 2010.

2011 compared to 2010

Costs and expenses in 2011 compared to 2010 increased as a result of the following:

•	higher cost of service in support of services revenue growth;

•	investments in our direct sales force;

•	an increase of approximately 380 employees in connection with our acquisition of MKS on May 31, 2011 and approximately 200 employees in connection with our acquisition of 4CS on September 2, 2011;

•	a company-wide merit pay increase effective February 1, 2011 (approximately $11 million on an annualized basis), which resulted in an increase in salary expense across all functional organizations;

•	acquisition-related costs (included in general and administrative) primarily associated with our acquisition of MKS;

•	a contract loss of approximately $5 million recorded in the first quarter of 2011 related to estimated costs to be incurred in completing a services contract in excess of the corresponding revenue;

•	higher sales and marketing expenses associated with events, including our Creo product launch; and

•	severance and related expenses of approximately $3.0 million associated with 60 employees terminated in the second quarter of 2011, primarily in research and development.

2010 compared to 2009

Costs and expenses in 2010 compared to 2009 reflected higher costs due to:

•	an increase in services headcount in anticipation of planned revenue growth;

•	an increase in sales headcount in support of license revenue growth;

•	higher commission expense due to an increase in license revenue;

•	investments in research and development; and

•	higher accrued incentive-based compensation, primarily in general and administrative expense.

Total costs and expenses in 2010 compared to 2009 reflect a $13.1 million increase in commissions due to higher license sales and a $19.2 million increase in incentive-based compensation due primarily to performance-based incentive plan targets which were fully achieved in 2010 while such targets were not achieved in full in 2009. These increases were partially offset by $22.7 million of restructuring costs incurred in 2009.

Cost of License Revenue

	2011	Percent Change	2010	Percent Change	2009
	(Dollar amounts in millions)
Cost of license revenue	$28.8	-7%	$31.0	4%	$30.0
% of total revenue	2%		3%		3%
% of total license revenue	8%		10%		14%

Our cost of license revenue primarily consists of amortization of acquired purchased software intangible assets, fixed and variable costs associated with reproducing and distributing software and documentation and royalties paid to third parties for technology embedded in or licensed with our software products. Cost of license revenue as a percent of license revenue can vary depending on product mix sold, the effect of fixed and variable royalties, and the level of amortization of acquired software intangible assets. Amortization of acquired purchased software totaled $15.4 million, $18.4 million and $19.7 million in 2011, 2010 and 2009, respectively. Cost of license revenue as a percentage of total license revenue was lower in 2011 and 2010 as compared to 2009 due primarily to increases in license revenue and lower amortization of acquired software intangible assets.

Cost of Service Revenue

	2011	Percent Change	2010	Percent Change	2009
	(Dollar amounts in millions)
Cost of service revenue	$328.0	19%	$276.7	-1%	$279.8
% of total revenue	28%		27%		30%
% of total service revenue	40%		39%		39%
Service headcount at end of period	1,957	30%	1,508	8%	1,401

Our cost of service revenue includes costs associated with consulting, training and customer support personnel, such as salaries and related costs; third-party subcontractor fees; costs associated with the release of maintenance updates (including related royalty costs); and facility costs. Service margins can vary based on the product mix sold in the period. Margins on maintenance revenue are significantly higher than on consulting and training service revenue. Maintenance revenue comprised 68%, 70% and 69% of total service revenue in 2011, 2010 and 2009, respectively.

In 2011, compared to 2010, total compensation, benefit costs and travel expenses were 18% ($33.1 million) higher, primarily due to increased headcount. Additionally, the cost of third-party consulting services was $11.8 million higher in 2011 compared to 2010, primarily due to the increase in consulting and training service revenue in 2011. Service headcount at the end of 2011 increased by approximately 450 employees compared to the year ago period, including approximately 150 employees from our acquisition of MKS and approximately 60 employees from our acquisition of 4CS. In the first quarter of 2011, we made a strategic decision to enter into a contract with an important customer in the automotive industry for which we expected our costs to exceed our revenue by approximately $5 million. Cost of service revenue in the first quarter of 2011 included immediate recognition of this loss of approximately $5 million.

Total compensation, benefit costs and travel expenses were 4% ($7.2 million) higher in 2010 compared to 2009. The cost of third-party consulting services was $6.7 million lower in 2010 compared 2009 due to the decrease in consulting and training services in 2010. Services headcount was up due to hiring to support planned revenue growth.

Sales and Marketing

	2011	Percent Change	2010	Percent Change	2009
	(Dollar amounts in millions)
Sales and marketing expenses	$353.0	11%	$317.5	5%	$301.4
% of total revenue	30%		31%		32%
Sales and marketing headcount at end of period	1,508	12%	1,347	4%	1,295

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. Our compensation, benefit costs and travel expenses were higher by an aggregate of $29.5 million in 2011 compared to 2010. Additionally, costs associated with sales meetings and marketing events were higher by approximately $3.4 million in 2011 compared to 2010, primarily due to the Creo product launch and higher costs related to our fiscal 2011 sales kick-off meeting and worldwide PTC user conferences. The sales and marketing headcount at the end of 2011 includes approximately 80 employees from the acquisition of MKS.

Our compensation, benefit costs and travel expenses were higher by an aggregate of $14.1 million in 2010 compared to 2009. These costs increased primarily due to commissions, which were higher by $13.8 million due to more license sales in 2010 than in 2009. In addition, expenses were higher by $2.3 million related to our annual sales incentive meeting, which was held in 2010 after being cancelled in 2009. While year-end headcount was up year over year, average sales and marketing headcount decreased 4% in 2010 compared to 2009.

Research and Development

	2011	Percent Change	2010	Percent Change	2009
	(Dollar amounts in millions)
Research and development expenses	$211.4	5%	$201.6	7%	$188.5
% of total revenue	18%		20%		20%
Research and development headcount at end of period	2,060	8%	1,914	-1%	1,936

Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Major research and development activities include developing new releases of our software. Total compensation, benefit costs and travel expenses were higher in 2011 compared to 2010 by an aggregate of $9.7 million, including approximately $2.2 million of severance and related costs incurred in the second quarter of 2011 resulting from a shifting of resources to support our long-term market opportunity in the Automotive vertical. The research and development headcount at the end of 2011 includes approximately 120 employees from the acquisition of MKS and 130 employees from the acquisition of 4CS.

While year-end headcount decreased 1% from 2009 to 2010, average headcount increased 3% in 2010 compared to 2009. As a result of this increase, total compensation, benefit costs and travel expenses were higher in 2010 compared to 2009 by an aggregate of $12.8 million, including a $6.3 million increase in cash incentive plan and stock-based compensation.

General and Administrative

	2011	Percent Change	2010	Percent Change	2009
	(Dollar amounts in millions)
General and administrative	$110.3	19%	$92.9	15%	$80.6
% of total revenue	9%		9%		9%
General and administrative headcount at end of period	585	9%	535	2%	522

Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources, legal and administrative functions, as well as acquisition-related charges, bad debt expense and outside professional services, including accounting and legal fees. Acquisition-related costs include direct costs of acquisitions and expenses related to acquisition integration activities, including transaction fees, due diligence costs, retention bonuses and severance, and professional fees including legal and accounting costs related to the acquisition. Compared to 2010, the increase in general and administrative expenses in 2011 was attributable to $7.8 million of acquisition-related costs, primarily associated with our acquisition of MKS, and total compensation, benefit costs and travel costs which were higher by $6.0 million. The general and administrative headcount at the end of 2011 includes approximately 30 employees from the acquisition of MKS.

Total compensation, benefit costs and travel costs were higher in 2010 compared to 2009 by an aggregate of $9.7 million, including an $8.0 million increase in cash incentive plan and stock-based compensation expense. This increase was due primarily to performance-based cash incentive plan targets which were fully achieved in 2010 while targets for such awards were not achieved in full in 2009, as well as to grants of fiscal 2010 stock-based awards being made in November 2009, our usual timing, while the 2009 stock-based awards were not made until the third quarter of 2009 because we had insufficient shares available under the 2000 Equity Incentive Plan earlier in the year.

Amortization of Acquired Intangible Assets

	2011	Percent Change	2010	Percent Change	2009
	(Dollar amounts in millions)
Amortization of acquired intangibles	$18.3	17%	$15.6	0%	$15.6
% of total revenue	2%		2%		2%

The amortization of acquired intangible assets line item on our statements of operations reflects the amortization of acquired non-product related intangible assets, primarily customer and trademark-related intangible assets, recorded in connection with completed acquisitions. The increase in 2011 compared to 2010 was due primarily to amortization related to our acquisition of MKS.

Restructuring Charges

	2011	Percent Change	2010	Percent Change	2009
	(Dollar amounts in millions)
Restructuring charges	$—	0%	$—	-100%	$22.7
% of total revenue	0%		0%		2%

Given the challenging macroeconomic environment and lower revenue in 2009, we implemented workforce reductions and facility consolidations beginning in the second quarter of 2009. The 2009 restructuring charges included $21.9 million for severance and related costs associated with 382 employees notified of termination during 2009 and $0.8 million of charges related to excess facilities.

In 2011, 2010 and 2009, we made cash payments related to restructuring and other charges (including payments relating to restructuring and other charges recorded prior to 2009) of $0.5 million, $14.5 million and $24.7 million respectively. At September 30, 2011, accrued expenses for unpaid restructuring charges taken during prior periods totaled $0.7 million.

Non-Operating Income (Expense)

	2011	2010	2009
	(Dollar amounts in millions)
Foreign currency net losses	$(12.3)	$(2.9)	$(3.6)
Gain on litigation resolution	—	9.0	—
Interest income	3.8	3.0	4.6
Interest expense	(3.3)	(1.5)	(3.2)
Other (expense) income, net	(0.8)	(0.2)	0.1

	$(12.6)	$7.4	$(2.1)

Foreign Currency Net Losses

Foreign currency net losses include costs of hedging contracts, certain realized and unrealized foreign currency transaction gains or losses, and foreign exchange gains or losses resulting from the required period-end currency remeasurement of the assets and liabilities of our subsidiaries that use the U.S. dollar as their functional currency. Because a large portion of our revenue and expenses is transacted in foreign currencies, we engage in hedging transactions involving the use of foreign currency forward contracts to reduce our exposure to fluctuations in foreign exchange rates. Foreign currency losses in 2011 included $4.4 million related to our acquisition of MKS and the related settlement of forward contracts to purchase CDN$292 million and $0.7 million from our litigation settlement in Japan.

Gain on Litigation Resolution

In October 2010, we resolved litigation brought against us by GE Japan. As a result of the resolution of this matter, we recorded a one-time gain of $9.0 million in the fourth quarter of 2010. The amount paid in the first quarter of 2011 to resolve this matter was included in accrued litigation on our balance sheet as of September 30, 2010 and paid in the first quarter of 2011.

Interest Income

Interest income represents earnings on the investment of our available cash balances. The increase in interest income in 2011 compared to 2010 was primarily due to higher interest rates, resulting in more interest earned on cash balances. The decrease in interest income in 2010 compared to 2009 was primarily due to lower interest rates, resulting in less interest earned on cash balances.

Interest Expense

Interest expense is primarily related to interest on borrowings under our revolving credit facility. As of September 30, 2011, we had $200 million outstanding under our revolving credit facility. The increase in interest expense in 2011 compared to 2010 is due to higher average amounts outstanding and higher interest rates while the decrease in interest expense in 2010 compared to 2009 is due to lower average amounts outstanding and lower interest rates. The average interest rate on amounts outstanding under the credit facility was 2.1%, 1.6% and 3.2% in 2011, 2010 and 2009, respectively.

Income Taxes

Our effective income tax rate has fluctuated significantly in each of the past three years. In 2010 and 2009 this was due primarily to the impact of discrete events, described further below, which created a one-time income tax provision in 2010 and a one-time income tax benefit in 2009.

	Year ended September 30,
	2011	2010	2009
	(in millions)
Pre-tax income	$104.5	$82.1	$17.2
Tax provision (benefit)	19.1	57.8	(14.4)
Effective income tax rate	18%	70%	(84)%

In 2011, our effective tax rate was lower than the 35% statutory federal income tax rate due primarily to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate and a $2.3 million tax benefit related to research and development (R&D) triggered by a retroactive extension of the R&D tax credit enacted in the first quarter of 2011. Our 2011 tax provision reflects a $7.5 million provision related to a research and development cost sharing prepayment by a foreign subsidiary to the U.S. A similar prepayment was made in 2010 resulting in a $6.0 million provision in that year. As a result, the net increase to the 2011 provision was $1.5 million.

In 2011, we continued our business reorganization of our legal entity structure which began in 2010 to support our tax and cash planning. The 2011 reorganization resulted in a $46.4 million taxable gain in the U.S. The tax on this gain was offset in part by the reversal of a deferred tax liability for unremitted earnings of a foreign subsidiary of $6.5 million (established in 2010 in contemplation of this transaction) the recognition of foreign tax credits previously not benefitted and foreign tax credits generated as a result of the transaction.

In 2010, our effective income tax rate differed from the 35% statutory federal income tax rate due primarily to a one-time tax charge of $43.4 million recorded as a result of a business reorganization, partially offset by foreign taxes at a net effective income tax rate lower than the U.S. rate. During the fourth quarter of 2010, we completed a reorganization of our legal entity structure to support our tax and cash planning. The objective of this reorganization was to enable significant re-deployment and repatriation of cash between our international and domestic operations. This reorganization resulted in $446 million of foreign source taxable gain in the U.S., which was offset by foreign tax credits, primarily generated as a result of this transaction, and carry forward credits available. A significant amount of these carry forward credits was previously unrecognized due to the uncertainty of generating foreign source income in the U.S. The net tax effect of this reorganization was a $43.4 million tax provision in the U.S. While this reorganization resulted in a one-time increase in our tax rate of 53%, it had no material effect on cash taxes paid and, as a result, was excluded from our non-GAAP earnings per share (see Income and Margins; Earnings per Share below). Our 2010 tax provision reflects a $6.0 million provision related to a research and development (R&D) cost sharing prepayment by a foreign subsidiary to the U.S. This prepayment had no impact on our 2010 tax rate as the same prepayment was made in 2009 (as described below).

In 2009, our effective income tax rate differed from the 35% statutory federal income tax rate due primarily to:

•	a $7.6 million one-time benefit recorded in the second quarter of 2009 in connection with litigation in a foreign jurisdiction;

•	foreign taxes at a net effective income tax rate lower than the U.S. rate, net of a $6.0 million provision related to a research and development (R&D) cost sharing prepayment by a foreign subsidiary;

•	a $2.2 million tax benefit related to settlement of a foreign tax audit in the fourth quarter of 2009; and

•	a $1.2 million tax benefit related to R&D tax credits triggered by a retroactive extension of the tax credit enacted during the first quarter of 2009.

As of September 30, 2011, we have a remaining valuation allowance of $13.8 million against net deferred tax assets in the U.S. and a remaining valuation allowance of $24.8 million against net deferred tax assets in certain foreign jurisdictions. The valuation allowance recorded against net deferred tax assets in the U.S. consists of $3.5 million for foreign tax credits and $10.3 million for research and development credits that we have determined are not likely to be realized. The valuation allowance on foreign tax credits reflects the fact that deductions, not credits, are expected to be claimed in the U.S. in future periods. The valuation allowance recorded against net deferred tax assets of certain foreign jurisdictions is established primarily for our net operating loss carryforwards, the majority of which do not expire. There are limitations imposed on the utilization of such net operating losses that could further restrict the recognition of any tax benefits.

As of September 30, 2011, our net deferred tax asset balance of $121.9 million primarily relates to our U.S. operations. We have concluded, based on the weight of available evidence, that most of our net deferred tax assets are more likely than not to be realized in the future. In arriving at this conclusion, we evaluated all available evidence, including our cumulative profitability on a pre-tax basis for the last three years (adjusted for permanent differences) which includes the results of having taken certain tax planning actions. We have taken and will continue to take measures to improve core earnings in the U.S., and we expect U.S. earnings to continue to improve in the near term. If the U.S. results do not improve as anticipated, however, a valuation allowance against the deferred tax assets may be required. We will continue to reassess our valuation allowance requirements each financial reporting period.

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

Income and Margins; Earnings per Share

As shown in the table below, our operating income and operating margins in 2011 increased compared to 2010, primarily due to margin contribution associated with higher revenue described in Revenue above, partially offset by higher costs and expenses described in Costs and Expenses above. Our GAAP and non-GAAP operating income, net income and operating margins were lowest in 2009 during the global economic crisis and have improved in 2010 and 2011.

The non-GAAP measures presented in the foregoing discussion of our results of operations and the respective most directly comparable GAAP measures are:

•	non-GAAP revenue—GAAP revenue

•	non-GAAP operating income—GAAP operating income

•	non-GAAP operating margin—GAAP operating margin

•	non-GAAP net income—GAAP net income

•	non-GAAP diluted earnings per share—GAAP diluted earnings per share

The non-GAAP measures exclude a fair value adjustment related to acquired MKS deferred maintenance revenue, stock-based compensation, amortization of acquired intangible assets expense, acquisition-related charges, restructuring charges, in-process research and development expense, one-time gains or charges included in non-operating other income (expense) and the related tax effects of the preceding items, and any one–time tax items. These items are normally included in the comparable measures calculated and presented in accordance with GAAP. Our management excludes these items when evaluating our ongoing performance and/or predicting our earnings trends, and therefore excludes these items when presenting non-GAAP financial measures. Management uses, and investors should consider, non-GAAP measures in conjunction with our GAAP results.

Fair value of acquired MKS deferred maintenance revenue is a purchase accounting adjustment recorded to reduce acquired deferred maintenance revenue to the fair value of the remaining obligation.

Stock-based compensation expense is non-cash expense relating to stock-based awards issued to executive officers, employees and outside directors, consisting of restricted stock, stock options and restricted stock units.

Amortization of acquired intangible assets expense and in-process research and development expense are non-cash expenses that are impacted by the timing and magnitude of our acquisitions. We believe the assessment of our operations excluding these costs is relevant to our assessment of internal operations and comparisons to the performance of other companies in our industry.

Acquisition-related charges are costs that are included in general and administrative expenses and include direct costs of acquisitions and expenses related to acquisition integration activities, including transaction fees, due diligence costs and severance, and professional fees, including legal and accounting costs related to the acquisition. These costs are not considered part of our normal operations as the occurrence and amount will vary depending on the timing and size of acquisitions and the level of integration activity undertaken.

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

The following tables reconcile each of these non-GAAP measures to its most closely comparable GAAP measure on our financial statements.

	Year ended September 30,
	2011	2010	2009
	(Dollar amounts in millions)
GAAP revenue	$1,166.9	$1,010.0	$938.2
Fair value of acquired MKS deferred maintenance	2.6	—	—

Non-GAAP revenue	$1,169.5	$1,010.0	$938.2

GAAP operating income	$117.1	$74.8	$19.3
Fair value of acquired MKS deferred maintenance revenue	2.6	—	—
Stock-based compensation	45.4	48.9	43.3
Amortization of acquired intangible assets	33.7	34.0	35.3
Acquisition-related charges included in general and administrative expenses	7.8	—	—
Restructuring charges	—	—	22.7
In-process research and development	—	—	0.3

Non-GAAP operating income	$206.6	$157.7	$120.9

GAAP net income	$85.4	$24.4	$31.5
Fair value of acquired MKS deferred maintenance	2.6	—	—
Stock-based compensation	45.4	48.9	43.3
Amortization of acquired intangible assets	33.7	34.0	35.3
Acquisition-related charges included in general and administrative expenses	7.8	—	—
Restructuring charges	—	—	22.7
In-process research and development	—	—	0.3
Non-operating foreign currency transaction loss (1)	5.1	—	—
Non-operating gain on litigation resolution (2)	—	(9.0)	—
Income tax adjustments (3)	(27.8)	21.3	(39.5)

Non-GAAP net income	$152.2	$119.6	$93.6

GAAP diluted earnings per share	$0.71	$0.20	$0.27
Stock-based compensation	0.38	0.41	0.37
Amortization of acquired intangible assets	0.28	0.28	0.30
Gain on litigation resolution (2)	—	(0.08)	—
Income tax adjustments	(0.23)	0.18	(0.34)
All other items identified above	0.12	0.01	0.20

Non-GAAP diluted earnings per share (4)	$1.26	$1.00	$0.80

Operating margin impact of non-GAAP adjustments:
GAAP operating margin	10.0%	7.4%	2.1%
Fair value of acquired MKS deferred maintenance revenue	0.2%	0.0%	0.0%
Stock-based compensation	3.9%	4.8%	4.6%
Amortization of acquired intangibles	2.9%	3.4%	3.8%
Acquisition-related charges	0.7%	0.0%	0.0%
Restructuring charges	0.0%	0.0%	2.4%

Non-GAAP operating margin	17.7%	15.6%	12.9%

(1)

In the third quarter of 2011, in connection with our planned acquisition of MKS, we entered into forward contracts to purchase CDN$292 million (equivalent to approximately $305 million when the contracts were entered into). We entered into these forward contracts to reduce our foreign currency exposure related to changes in the Canadian to U.S. Dollar exchange rate from the time we entered into the agreement in early April to acquire MKS (the purchase price is in Canadian Dollars) and the closing date which occurred on May 31, 2011. We realized foreign currency losses of $4.4 million in the third quarter of 2011 recorded as other expense related to the acquisition of MKS. In the first quarter of 2011, we recorded $0.7 million of foreign currency losses related to a litigation settlement in Japan.
(2)	Represents the gain resulting from a litigation settlement described in “Gain on Litigation Resolution” above.
(3)	Income tax adjustments reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above, as well as any atypical tax items. Income tax adjustments included a one-time tax provision of $1.9 million in 2011 and $43.4 million in 2010 in connection with legal entity reorganizations and a one-time tax benefit of $7.6 million in 2009 in connection with litigation in a foreign jurisdiction described in “Income Taxes” above.
(4)	Diluted earnings per share impact of non-GAAP adjustments is calculated by dividing the dollar amount of the non-GAAP adjustment by the diluted weighted average shares outstanding for the respective year.

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

The accounting policies, methods and estimates used to prepare our financial statements are described generally in Note B of “Notes to Consolidated Financial Statements”. The most important accounting judgments and estimates that we made in preparing the financial statements involved:

•	revenue recognition;

•	accounting for income taxes;

•	valuation of assets and liabilities of business combinations;

•	valuation of goodwill;

•	accounting for pensions; and

•	legal contingencies.

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

We derive revenues from three primary sources: (1) software licenses, (2) maintenance services and (3) consulting and training services. Revenue by type for 2011, 2010 and 2009 was as follows:

	Year ended September 30,
	2011	2010	2009
	(in thousands)
License revenue	$342,121	$296,021	$212,710
Consulting and training services revenue	267,150	217,606	226,358
Maintenance revenue	557,678	496,422	499,117

Total revenue	$1,166,949	$1,010,049	$938,185

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

At the time of each sale transaction, we must make an assessment of the collectability of the amount due from the customer. Revenue is only recognized at that time if management deems that collection is probable. In making this assessment, we consider customer credit-worthiness and historical payment experience. At that same time, we assess whether fees are fixed or determinable and free of contingencies or significant uncertainties. In assessing whether the fee is fixed or determinable, we consider the payment terms of the transaction, including transactions with payment terms that extend beyond our customary payment terms, and our collection experience in similar transactions without making concessions, among other factors. We have periodically provided financing to credit-worthy customers with payment terms up to 24 months. If the fee is determined not to be fixed or determinable, revenue is recognized only as payments become due from the customer, provided that all other revenue recognition criteria are met. Our software license arrangements generally do not include customer acceptance provisions. However, if an arrangement includes an acceptance provision, we record revenue only upon the earlier of (1) receipt of written acceptance from the customer or (2) expiration of the acceptance period.

Our software arrangements often include implementation and consulting services that are sold under consulting engagement contracts or as part of the software license arrangement. When we determine that such services are not essential to the functionality of the licensed software, we record revenue separately for the license and service elements of these arrangements, provided that appropriate evidence of fair value exists for the undelivered services (see discussion below). Generally, we consider that a service is not essential to the functionality of the software based on various factors, including if the services may be provided by independent third parties experienced in providing such consulting and implementation in coordination with dedicated customer personnel and whether the services result in significant modification or customization of the software functionality. When consulting services qualify for separate accounting, consulting revenues under time and materials billing arrangements are recognized as the services are performed. Consulting revenues under fixed-priced contracts are generally recognized as the services are performed using a proportionate performance model with hours or costs as the input method of attribution. When we provide consulting services considered essential to the functionality of the software, the arrangement does not qualify for separate accounting of the license and service elements, and the license revenue is recognized together with the consulting services using the percentage-of-completion method of contract accounting. Under such arrangements, consideration is recognized as the services are performed as measured by an observable input. In these circumstances, we separate license revenue from service revenue for income statement presentation by allocating vendor specific objective evidence (VSOE) of fair value of the consulting services as service revenue and the residual portion as license revenue. Under the percentage-of-completion method, we estimate the stage of completion of contracts with fixed or “not to exceed” fees based on hours or costs incurred to date as compared with estimated total project hours or costs at completion. Adjustments to estimates to complete are made in the periods in which facts resulting in a change become known. When total cost estimates exceed revenues, we accrue for the estimated losses when identified. The use of the proportionate performance and percentage-of-completion methods of accounting require significant judgment relative to estimating total contract costs or hours (hours being a proxy for costs), including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed and anticipated changes in salaries and other costs.

We generally use the residual method to recognize revenue from software arrangements that include one or more elements to be delivered at a future date when evidence of the fair value of all undelivered elements exists, and the elements of the arrangement qualify for separate accounting as described above. Under the residual method, the fair value of the undelivered elements (i.e., maintenance, consulting and training services) based on VSOE is deferred and the remaining portion of the total arrangement fee is allocated to the delivered elements (i.e., software license). If evidence of the fair value of one or more of the undelivered services does not exist, all revenues are deferred and recognized when delivery of all of those services has occurred or when fair values can be established. We determine VSOE of the fair value of services revenue based upon our recent pricing for those services when sold separately. For certain transactions, VSOE of the fair value of maintenance services is determined based on a substantive maintenance renewal clause within a customer contract. Our current pricing practices are influenced primarily by product type, purchase volume, sales channel and customer location. We review services sold separately on a periodic basis and update, when appropriate, our VSOE of fair value for such services to ensure that it reflects our recent pricing experience.

Generally, our contracts are accounted for individually. However, when contracts are closely interrelated and dependent on each other, it may be necessary to account for two or more contracts as one to reflect the substance of the group of contracts.

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

As of September 30, 2011, we have a remaining valuation allowance of $13.8 million against net deferred tax assets in the U.S. and a remaining valuation allowance of $24.8 million against net deferred tax assets in certain foreign jurisdictions. The valuation allowance recorded against net deferred tax assets in the U.S. consists of $3.5 million for foreign tax credits and $10.3 million for research and development credits that we have determined are not likely to be realized. The valuation allowance on foreign tax credits reflects the fact that deductions, not credits, are expected to be claimed in the U.S. in future periods. The valuation allowance recorded against net deferred tax assets of certain foreign jurisdictions is established primarily for our net operating loss carryforwards, the majority of which do not expire. There are limitations imposed on the utilization of such net operating losses that could further restrict the recognition of any tax benefits.

As of September 30, 2011, our net deferred tax asset balance of $121.9 million primarily relates to our U.S. operations. We have concluded, based on the weight of available evidence, that most of our net deferred tax assets are more likely than not to be realized in the future. In arriving at this conclusion, we evaluated all available evidence, including our cumulative profitability on a pre-tax basis for the last three years (adjusted for permanent differences) which includes the results of having taken certain tax planning actions. We have taken and will continue to take measures to improve core earnings in the U.S., and we expect U.S. earnings to continue to improve in the near term. If the US results do not improve as anticipated, however, a valuation allowance against the deferred tax assets may be required. We will continue to reassess our valuation allowance requirements each financial reporting period.

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

Our identifiable intangible assets acquired consist of developed technology, core technology, tradenames, customer lists and contracts, and software support agreements and related relationships. Developed technology consists of products that have reached technological feasibility. Core technology represents a combination of processes, inventions and trade secrets related to the design and development of acquired products. Customer lists and contracts and software support agreements and related relationships represent the underlying relationships and agreements with customers of the acquired company’s installed base. We have generally valued intangible assets using a discounted cash flow model. Critical estimates in valuing certain of the intangible assets include but are not limited to:

•

future expected cash flows from software license sales, maintenance and customer support agreements, customer contracts and related customer relationships and acquired developed technologies and trademarks and trade names;

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

Net tangible assets consist of the fair values of tangible assets less the fair values of assumed liabilities and obligations. Except for deferred revenues, net tangible assets were generally valued by us at the respective carrying amounts recorded by the acquired company, as we believed that their carrying values approximated their fair values at the acquisition date.

The values assigned to deferred revenue reflect an amount equivalent to the estimated cost plus an appropriate profit margin to perform the services related to the acquired company’s software support contracts.

In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date and we reevaluate these items quarterly with any adjustments to our preliminary estimates being recorded to goodwill provided that we are within the measurement period (up to one year from the acquisition date) and we continue to collect information in order to determine their estimated values. Subsequent to the measurement period or our final determination of the estimated value of uncertain tax positions or tax related valuation allowances, whichever comes first, changes to these uncertain tax positions and tax related valuation allowances will affect our provision for income taxes in our consolidated statement of operations.

Our estimates of fair value are based upon assumptions believed to be reasonable at that time, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur, which may affect the accuracy or validity of such assumptions, estimates or actual results.

When events or changes in circumstances indicate that the carrying value of a finite-lived intangible asset may not be recoverable, we perform an assessment of the asset for potential impairment. This assessment is based on projected undiscounted future cash flows over the asset’s remaining life. If the carrying value of the asset exceeds its undiscounted cash flows, we record an impairment loss equal to the excess of the carrying value over the fair value of the asset, determined using projected discounted future cash flows of the asset.

Valuation of Goodwill

Our goodwill totaled $613.4 million and $418.5 million as of September 30, 2011 and 2010, respectively.

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

To conduct these tests of goodwill, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeded its fair value, we would record an impairment loss equal to the difference between the carrying value of goodwill and its implied fair value. We estimate the fair values of our reporting units using discounted cash flow valuation models. Those models require estimates of future revenues, profits, capital expenditures, working capital, terminal values based on revenue multiples, and discount rates for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. We conduct our annual impairment test of goodwill as of the end of the third quarter of each fiscal year. We completed our annual impairment review as of July 2, 2011 and concluded that no impairment charge was required as of that date. The estimated fair value of each reporting unit was approximately double or better than its carrying value. Revenue growth and operating margin projections are significant assumptions in our analysis. A 10% decrease in those assumptions would not have had an impact on the results of our impairment analysis.

Accounting for Pensions

In the U.S., we sponsor a frozen pension plan covering mostly inactive participants. We make several assumptions that are used in calculating the expense and liability of this plan. These key assumptions include the expected long-term rate of return on plan assets and the discount rate. In selecting the expected long-term rate of return on assets, we consider the average future rate of earnings expected on the funds invested to provide for the benefits under the pension plan. This includes considering the plan’s asset allocations and the expected returns likely to be earned over the life of this plan. The discount rate reflects the estimated rate at which an amount that is invested in a portfolio of high-quality debt instruments would provide the future cash flows necessary to pay benefits when they come due. The U.S. discount rate is determined using a spot rate yield curve method based on the Citigroup Pension Discount Curve. The discount rate for Germany was selected with reference to a spot-rate yield curve based on the yields of Aa-rated Euro-denominated corporate bonds. In addition, our actuarial consultants determine the expense and liabilities of the plan using other assumptions for future experience, such as mortality rates. The actuarial assumptions used by us may differ materially from actual results due to changing market and economic conditions or longer or shorter life spans of the participants. Our actual results could differ materially from those we estimated, which could require us to record a greater amount of pension expense in future years and/or require higher than expected cash contributions. In determining our U.S. pension cost for 2011, 2010 and 2009, we used a discount rate of 5.00%, 5.50%, and 7.50% respectively, and an expected return on plan assets of 7.25% for 2011 and 7.50% for 2010 and 2009.

Certain of our international subsidiaries also sponsor pension plans. Accounting and reporting for these plans requires the use of country-specific assumptions for discount rates and expected rates of return on assets. We apply a consistent methodology in determining the key assumptions that, in addition to future experience assumptions such as mortality rates, are used by our actuaries to determine our liability and expense for each of these plans. In determining our pension cost for 2011, 2010 and 2009, we used weighted average discount rates of 4.0%, 5.1% and 5.7%, respectively, and weighted average expected returns on plan assets of 5.6%, 6.1% and 6.2%, respectively.

In 2011, our actual return on plan assets in total for all plans was a loss of $1.6 million, while in 2010 and 2009 our actual return on plan assets was a gain of $7.7 million and $1.8 million, respectively. Continued distress in global financial markets has caused, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuation of others. If actual returns are below our expected rates of return, it will impact the amount and timing of future contributions and expense for these plans.

As of September 30, 2011 and 2010, our plans in total were underfunded, representing the difference between our projected benefit obligation and fair value of plan assets, by $68.2 million and $57.3 million, respectively. The projected benefit obligation as of September 30, 2011 was determined using a discount rate of 4.5% for the U.S. plan and a weighted average discount rate of 4.8% for our international plans. The most sensitive assumptions used in calculating the expense and liability of our pension plans are the discount rate and the expected return on plan assets. Total net periodic pension cost was $5.0 million in 2011 and we expect it to be approximately $6 million in 2012. A 50 basis point change to our discount rate and expected return on plan assets assumptions would have changed our pension expense for the year ended September 30, 2011 by less than $1 million. A 50 basis point decrease in our discount rate assumptions would increase our projected benefit obligation as of September 30, 2011 by approximately $13 million.

Legal Contingencies

We are periodically subject to various legal claims and involved in various legal proceedings. We routinely review the status of each significant matter and assess our potential financial exposure. If the potential loss from any matter is considered probable and the amount can be reasonably estimated, we record a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable. Because of inherent uncertainties related to these legal matters, we base our loss accruals on the best information available at the time. Further, estimates of this nature are highly subjective, and the final outcome of these matters could vary significantly from the amounts that have been included in the accompanying Consolidated Financial Statements. As additional information becomes available, we reassess our potential liability and may revise our estimates. Such revisions could have a material impact on future quarterly or annual results of operations.

Liquidity and Capital Resources

	September 30,
	2011	2010	2009
	(in thousands)
Cash and cash equivalents	$167,878	$240,253	$235,122

Activity for the year included the following:
Cash provided by operating activities	$78,698	$156,644	$69,676
Cash used by investing activities	(307,843)	(29,450)	(62,877)
Cash provided (used) by financing activities	150,420	(120,735)	(32,452)

We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. The portfolio is invested in short-term instruments to ensure cash is available to meet requirements as needed.

2011 compared to 2010

The decrease in cash provided by operating activities in 2011 compared to 2010 was primarily due to the resolution, as previously disclosed, of a litigation matter in Japan, which reduced our cash balance by approximately $48 million in the first quarter of 2011, including $52.1 million paid to settle the matter, and the timing of cash collections on accounts receivable described below. In addition, in 2011, net cash outflows related to compensation accruals were higher than 2010 due primarily to our full achievement of performance-based and incentive cash plan targets in 2010 (paid in 2011), while such targets were only partially achieved in 2009 (paid in 2010).

Accounts receivable was $230.2 million, $169.3 million and $166.6 million at September 30, 2011, 2010 and 2009, respectively. The increase in accounts receivable at the end of 2011 as compared to 2010 is due primarily to revenue in the fourth quarter of 2011 being $71.3 million higher than in the fourth quarter of 2010. Cash collections on accounts receivable remained strong with days sales outstanding of 62 days as of September 30, 2011 compared to 57 days as of September 30, 2010.

We periodically provide financing to credit-worthy customers with payment terms up to 24 months. Other assets in the accompanying consolidated balance sheets include non-current receivables from customers related to extended payment term contracts totaling $17.1 million at both September 30, 2011 and 2010.

Cash paid for income taxes was $28.1 million, $34.3 million and $55.6 million in 2011, 2010 and 2009, respectively.

2010 compared to 2009

The increase in cash provided by operating activities was primarily due to:

•	higher profitability (income before income taxes increased $64.9 million to $82.1 million in 2010 from $17.2 million in 2009);

•	lower payments related to 2009 year-end incentive compensation accruals; and

•	income tax payments that were $21.3 million lower in 2010 compared to 2009.

These increases were partially offset by 2009 benefitting from cash collections of 2008 accounts receivable which totaled $201.5 million as of September 30, 2008. Cash collections on accounts receivable were strong with days sales outstanding of 57 days as of the end of 2010, compared to 62 days as of the end of 2009. Other assets in the consolidated balance sheets included non-current receivables from customers related to extended payment term contracts totaling $17.1 million and $10.5 million at September 30, 2010 and 2009, respectively, which negatively impacted our cash flows from operating activities in 2010 by $6.6 million.

Cash used by investing activities

	Year ended September 30,
	2011	2010	2009
	(in thousands)
Acquisitions of businesses	$(280,026)	$(2,721)	$(32,790)
Additions to property and equipment	(27,817)	(26,729)	(30,087)

	$(307,843)	$(29,450)	$(62,877)

In 2011, we acquired MKS for an aggregate purchase price of $298 million ($265.2 million net of cash acquired) and completed several smaller acquisitions in each year shown. Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements.

Cash provided (used) by financing activities

	Year ended September 30,
	2011	2010	2009
	(in thousands)
Borrowings under revolving credit facility	$250,000	$—	$—
Repayments of borrowings under revolving credit facility	(50,000)	(50,832)	(31,951)
Repurchases of common stock	(54,921)	(62,542)	(14,157)
Proceeds from issuance of common stock	24,756	15,284	5,136
Payments of withholding taxes in connection with vesting of stock-based awards	(22,520)	(20,307)	(4,389)
Excess tax benefits from stock-based awards	5,398	221	13,094
Other	(2,293)	(2,559)	(185)

	$150,420	$(120,735)	$(32,452)

The increase in proceeds from issuance of common stock was due to higher stock option exercises in 2011 (1.9 million options) compared to 2010 (1.5 million options) and 2009 (0.6 million options). As of September 30, 2011, we had approximately 3.0 million stock options outstanding (including 0.1 million shares granted in connection with our acquisition of MKS). These options expire on various dates through 2017, including 1.2 million in 2012, 0.8 million in 2013 and 0.9 million in 2014. We expect substantially all of the options, including those held by our executives, to be exercised prior to their respective expiration dates.

Share Repurchase Authorization

Our Board of Directors has periodically authorized us to repurchase shares of our common stock. Under our current authorization they have authorized us to repurchase up to $100 million worth of shares with cash from operations in the period October 1, 2011 through September 30, 2012. In 2011, we repurchased 2.6 million shares at a cost of $54.9 million. In 2010 and 2009, we repurchased 3.7 million shares at a cost of $62.5 million and 1.2 million shares at a cost of $14.2 million, respectively. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued. Future repurchases of shares will reduce our cash balances.

Credit Facility

We have a revolving credit facility with a bank syndicate, under which we may borrow funds up to $300 million (with an accordion feature that allows us to borrow up to an additional $150 million if the existing or additional lenders agree), repay the same in whole or in part, and re-borrow at any time through September 30, 2016, when all amounts outstanding will be due and payable in full.

In 2011, in connection with our acquisition of MKS, we borrowed $250 million under the credit facility, $50 million of which we repaid in the fourth quarter of 2011. As of September 30, 2011, we had $200 million outstanding under the revolving credit facility. In October 2011, we borrowed an additional $40 million under the revolving credit facility for short-term cash requirements, including the payment of fiscal 2011 incentive compensation.

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

•

a fixed charge coverage ratio, defined as the ratio of consolidated trailing four quarters EBITDA less consolidated capital expenditures to consolidated fixed charges, of no less than 1.25 to 1.00 at any time.

As of September 30, 2011, our leverage ratio was 0.85 to 1.00 and our fixed charge coverage ratio was 3.08 to 1.00. We were in compliance with all financial and operating covenants of the credit facility as of September 30, 2011.

In 2010 and 2009, we repaid revolving credit facility borrowings of $50.8 million and $32.0 million, respectively, which was the remaining balance of $220 million we had borrowed in the first quarter of 2008 in connection with our acquisition of CoCreate.

For a description of additional terms and conditions of the credit facility, including limitations on our ability to undertake certain actions, see Note H Long Term Debt in the “Notes to Consolidated Financial Statements” of this Annual Report.

Expectations for Fiscal 2012

We believe that existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements through at least the next twelve months and to meet our known long-term capital requirements. In addition, we expect to generate sufficient cash flow from operations in 2012 to repurchase $55 million worth of shares of our common stock and to repay amounts outstanding under our revolving credit facility to achieve a balance of $100 million outstanding as of September 30, 2012. Capital expenditures in 2012 are currently anticipated to be approximately $31 million.

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

At September 30, 2011, we had cash and cash equivalents of $79.0 million in Europe, $26.7 million in the United States, $36.7 million in the Pacific Rim (including India), $13.3 million in Japan and $12.2 million in other non-U.S. countries. As of September 30, 2011, we had an outstanding intercompany loan receivable of $334.5 million, primarily resulting from our business reorganizations described in Income Taxes above, owed to the U.S. from our top tier foreign subsidiary. This amount can be repaid with cash generated by our foreign subsidiaries and repatriated to the U.S. without future tax cost.

Contractual Obligations

At September 30, 2011, our contractual obligations were as follows:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Operating leases (1)	$213.9	$38.5	$55.7	$38.7	$81.0
Purchase obligations (2)	35.1	23.6	10.0	1.5	—
Pension liabilities (3)	68.2	7.5	19.5	16.5	24.7
Unrecognized tax benefits (4)	16.2	—	—	—	—

Total	$333.4	$69.6	$85.2	$56.7	$105.7

(1)	The future minimum lease payments above include minimum future lease payments for excess facilities under noncancellable operating leases, net of expected sublease income under existing sublease arrangements. These leases qualify for operating lease accounting treatment and, as such, are not included on our balance sheet. See Note I of “Notes to Consolidated Financial Statements” for additional information regarding our operating leases.
(2)	Purchase obligations represent minimum commitments due to third parties, including royalty contracts, research and development contracts, telecommunication contracts, information technology maintenance contracts in support of internal-use software and hardware and other marketing and consulting contracts. Contracts for which our commitment is variable based on volumes, with no fixed minimum quantities, and contracts that can be cancelled without payment penalties have been excluded. The purchase obligations included above are in addition to amounts included in current liabilities recorded on our September 30, 2011 consolidated balance sheet.
(3)	These obligations relate to our U.S. and international pension plans. These liabilities are not subject to fixed payment terms. Payments have been estimated based on the plans’ current funded status and actuarial assumptions. In addition, we may, at our discretion, make additional voluntary contributions to the plans. See Note M of “Notes to Consolidated Financial Statements” for further discussion.
(4)	As of September 30, 2011, we had recorded total unrecognized tax benefits of $16.2 million. This liability is not subject to fixed payment terms and the amount and timing of payments, if any, which we will make related to this liability, are not known. See Note G of “Notes to Consolidated Financial Statements” for additional information.

As of September 30, 2011, we had letters of credit and bank guarantees outstanding of approximately $3.8 million (of which $1.1 million was collateralized), primarily related to our corporate headquarters lease in Needham, Massachusetts.

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

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note B Summary of Significant Accounting Policies in the “Notes to Consolidated Financial Statements” of this Annual Report.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

We face exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.

Foreign currency exchange risk

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Our most significant foreign currency exposures relate to Canada, Western European countries, China and Japan. We enter into foreign currency forward contracts to manage our exposure to fluctuations in foreign exchange rates that arise from receivables and payables denominated in foreign currencies. We do not enter into or hold foreign currency derivative financial instruments for trading or speculative purposes nor do we enter into derivative financial instruments to hedge future cash flow or forecasted transactions.

Our non-U.S. revenues generally are transacted through our non-U.S. subsidiaries and typically are denominated in their local currency. In addition, our non-U.S. expenses that are incurred by our non-U.S. subsidiaries typically are denominated in their local currency. Approximately 65%, 63% and 64% of our total revenue was from sales to customers outside of the United States in 2011, 2010 and 2009, respectively. Approximately 52%, 49% and 52% of our total expenses were incurred by our subsidiaries domiciled outside of the United States in 2011, 2010 and 2009, respectively.

Our exposure to foreign currency exchange rate fluctuations arises in part from intercompany transactions, with most intercompany transactions occurring between a U.S. dollar functional currency entity and a foreign currency denominated entity. Intercompany transactions typically are denominated in the local currency of the non-U.S. dollar functional currency subsidiary in order to centralize foreign currency risk. Also, both PTC (the parent company) and our non-U.S. subsidiaries may transact business with our customers and vendors in a currency other than their functional currency (transaction risk). In addition, we are exposed to foreign exchange rate fluctuations as the financial results and balances of our non-U.S. subsidiaries are translated into U.S. dollars (translation risk). If sales to customers outside of the United States increase, our exposure to fluctuations in foreign currency exchange rates could increase.

Our foreign currency risk management strategy is principally designed to mitigate the future potential financial impact of changes in the U.S. dollar value of balances denominated in foreign currency, resulting from changes in foreign currency exchange rates. Our foreign currency hedging program uses forward contracts to manage the foreign currency exposures that exist as part of our ongoing business operations. The contracts primarily are denominated in Canadian Dollars and European currencies, and have maturities of less than three months.

Generally, we do not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized immediately in earnings. Because we enter into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Gains and losses on forward contracts and foreign denominated receivables and payables are included in foreign currency net losses.

As of September 30, 2011 and 2010, we had outstanding forward contracts with notional amounts equivalent to the following:

Currency Hedged	September 30,
	2011	2010
	(in thousands)
Canadian/U.S. Dollar	$92,748	$1,280
Euro/U.S. Dollar	65,773	113,546
British Pound/Euro	3,993	—
Indian Rupee/U.S. Dollar	—	20,262
Chinese Renminbi/U.S. Dollar	19,973	5,443
Japanese Yen/U.S. Dollar	13,676	—
Swiss Franc/U.S. Dollar	9,419	—
All other	7,350	8,282

Total	$212,932	$148,813

Debt

As of September 30, 2011, the amount outstanding under our variable-rate revolving credit facility was $200.0 million. This loan is subject to interest rate risk as interest rates will be adjusted at each rollover date to the extent such amounts are not repaid. As of September 30, 2011, the annual rate is 1.6875%, which will reset on November 22, 2011 at which time accrued interest is due and the interest rate will reset to then current rates as defined in the loan agreement. If there was a hypothetical 100 basis point change in interest rates, the annual net impact to earnings and cash flows would be $2.0 million. This hypothetical change in cash flows and earnings has been calculated based on the borrowings outstanding at September 30, 2011 and a 100 basis point per annum change in interest rate applied over a one-year period.

Cash and cash equivalents

As of September 30, 2011, cash equivalents were invested in highly liquid investments with maturities of three months or less when purchased. We invest our cash with highly rated financial institutions in North America, Europe and Asia-Pacific and in diversified domestic and international money market mutual funds. At September 30, 2011, we had cash and cash equivalents of $79.0 million in Europe, $26.7 million in the United States, $36.7 million in the Pacific Rim (including India), $13.3 million in Japan and $12.2 million in other non-U.S. countries. Given the short maturities and investment grade quality of the portfolio holdings at September 30, 2011, a hypothetical 10% change in interest rates would not materially affect the fair value of our cash and cash equivalents.

Our invested cash is subject to interest rate fluctuations and, for non-U.S. operations, foreign currency risk. In a declining interest rate environment, we would experience a decrease in interest income. The opposite holds true in a rising interest rate environment. Over the past several years, the U.S. Federal Reserve Board, European Central Bank and Bank of England have changed certain benchmark interest rates, which have led to declines and increases in market interest rates. These changes in market interest rates have resulted in fluctuations in interest income earned on our cash and cash equivalents. Interest income will continue to fluctuate based on changes in market interest rates and levels of cash available for investment. Our consolidated cash balances were impacted favorably by $6.4 million and $3.8 million in 2011 and 2009, respectively, and unfavorably by $1.3 million in 2010 due to changes in foreign currencies relative to the U.S. dollar, particularly the Euro and the Japanese Yen.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2011.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment and those criteria, our management concluded that, as of September 30, 2011, our internal control over financial reporting was effective. Management excluded MKS from its assessment of internal control over financial reporting, as of September 30, 2011, because it was acquired by us in a business combination during the third quarter of 2011. MKS’s total assets and total revenue represented less than 2% and 3%, respectively, of our related consolidated financial statement amounts as of and for the year ended September 30, 2011.

The effectiveness of our internal control over financial reporting as of September 30, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears under Item 8.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our directors and executive officers, including the qualifications of certain members of the Audit Committee of our Board of Directors, may be found in the sections captioned “Proposal 1: Election of Directors,” “Our Directors,” “The Committees of the Board,” “Certain Relationships” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in our 2012 Proxy Statement. Such information is incorporated into this Item 10 by reference.

Our executive officers are:

Name	Age	Position
James Heppelmann	47	President and Chief Executive Officer
William Berutti	41	Executive Vice President, PTC Business Units
Barry Cohen	67	Executive Vice President, Strategy
Anthony DiBona	56	Executive Vice President, Global Maintenance
Marc Diouane	43	Executive Vice President, Global Services
Martha Durcan	52	Senior Vice President, Chief Compliance Officer
Jeffrey Glidden	61	Executive Vice President, Chief Financial Officer
Robert Gremley	46	Executive Vice President, Corporate Marketing
Robert Ranaldi	42	Executive Vice President, Worldwide Sales
Brian Shepherd	46	Executive Vice President, Product Development
Aaron von Staats	45	Corporate Vice President, General Counsel and Secretary
C. Richard Harrison	56	Executive Chairman

Mr. Heppelmann has been our President and Chief Executive Officer since October 2010. Mr. Heppelmann was our President and Chief Operating Officer from March 2009 through September 2010. Prior to that, Mr. Heppelmann served as our Executive Vice President and Chief Product Officer from February 2003 to March 2009. Mr. Heppelmann joined PTC in 1998.

Mr. Berutti has been our Executive Vice President, PTC Business Units since May 2011. Mr. Berutti was Divisional Vice President of our Arbortext Business Unit from October 2009 to May 2011, our Divisional Vice President of Business Development from July 2009 through September 2009, our Corporate Vice President of Business Development from April 2008 through June 2009, and our Senior Vice President of Business Development from May 2005 through March 2008. Mr. Berutti joined PTC in 1996.

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

Ms. Durcan, an attorney, has been our Chief Compliance Officer since October 2011. Ms. Durcan was our Senior Vice President, Corporate Development from November 2010 through September 2011. Prior to that, from July 2003 to October 2010, Ms. Durcan was the owner and president of vBOSS, LLC, a consulting firm. In such capacity, she consulted for us on special projects. Prior to that, Ms. Durcan was employed by PTC from March 1992 to June 2003 in a variety of positions, including as our General Counsel.

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

Mr. Ranaldi has been our Executive Vice President, Worldwide Sales since April 2011. Mr. Ranaldi was our Divisional Vice President, Sales, North America, East Sector from October 2009 to April 2011 and our Senior Vice President, Sales, North America, East Sector from May 2005 through September 2009. Mr. Ranaldi joined PTC in 1998.

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

Information with respect to director and executive compensation may be found under the headings captioned “Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” appearing in our 2012 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item with respect to security ownership may be found under the headings captioned “Information About PTC Common Stock Ownership” in our 2012 Proxy Statement. Such information is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

as of SEPTEMBER 30, 2011

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2000 Equity Incentive Plan (1)	7,442,200	(1)	$8.14	(2)	3,853,426

Total	7,442,200	(1)	$8.14	(2)	3,853,426

Equity compensation plans not approved by security holders:
1997 Nonstatutory Stock Option Plan (3)	1,051,822		$13.13		0

Total	8,494,022	(1)	$9.89	(2)	3,853,426

(1)	Includes 5,490,377 shares of our common stock issuable upon vesting of outstanding restricted stock units granted under our 2000 Equity Incentive Plan.
(2)	The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock units, which have no exercise price.
(3)	Our 1997 Nonstatutory Stock Option Plan provided for the issuance of nonstatutory stock options only to employees and consultants who were not executive officers of PTC. We terminated the 1997 NSOP in 2005 and no further grants may be made under that plan.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item may be found under the headings “Independence,” “Review of Transactions with Related Persons” and “Transactions with Related Persons” appearing in our 2012 Proxy Statement. Such information is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

Information with respect to this item may be found under the heading “Information About Our Independent Registered Public Accounting Firm” appearing in our 2012 Proxy Statement. Such information is incorporated herein by reference.

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

(c) Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of November, 2011.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below, on the 22nd day of November, 2011.

Signature	Title
(i) Principal Executive Officer:

/s/ JAMES E. HEPPELMANN James E. Heppelmann	President and Chief Executive Officer

(ii) Principal Financial and Accounting Officer:

/s/ JEFFREY D. GLIDDEN Jeffrey D. Glidden	Executive Vice President and Chief Financial Officer

(iii) Board of Directors:

/s/ C. RICHARD HARRISON C. Richard Harrison	Chairman of the Board of Directors

/s/ DONALD K. GRIERSON Donald K. Grierson	Lead Independent Director

/s/ THOMAS BOGAN Thomas Bogan	Director

/s/ JAMES E. HEPPELMANN James E. Heppelmann	Director

/s/ PAUL A. LACY Paul A. Lacy	Director

/s/ MICHAEL E. PORTER Michael E. Porter	Director

/s/ ROBERT P. SCHECHTER Robert P. Schechter	Director

/s/ RENATO ZAMBONINI Renato Zambonini	Director

EXHIBIT INDEX

Exhibit Number		Exhibit

2.1	—	Arrangement Agreement dated as of April 6, 2011 by and among Parametric Technology Corporation, PTC NS ULC and MKS Inc. (filed as Exhibit 10.1 to our Current Report on Form 8-K dated April 6, 2011 (File No. 0-18059) and incorporated herein by reference).

3.1(a)	—	Restated Articles of Organization of Parametric Technology Corporation adopted February 4, 1993 (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1996 (File No. 0-18059) and incorporated herein by reference).

3.1(b)	—	Articles of Amendment to Restated Articles of Organization adopted February 9, 1996 (filed as Exhibit 4.1(b) to our Registration Statement on Form S-8 (Registration No. 333-01297) and incorporated herein by reference).

3.1(c)	—	Articles of Amendment to Restated Articles of Organization adopted February 13, 1997 (filed as Exhibit 4.1(b) to our Registration Statement on Form S-8 (Registration No. 333-22169) and incorporated herein by reference).

3.1(d)	—	Articles of Amendment to Restated Articles of Organization adopted February 10, 2000 (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000 (File No. 0-18059) and incorporated herein by reference).

3.1(e)	—	Certificate of Vote of Directors establishing Series A Junior Participating Preferred Stock (filed as Exhibit 3.1(e) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 0-18059) and incorporated herein by reference).

3.1(f)	—	Articles of Amendment to Restated Articles of Organization adopted February 28, 2006 (filed as Exhibit 3.1(f) to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2006 (File No. 0-18059) and incorporated herein by reference).

3.2	—	By-Laws, as amended and restated, of Parametric Technology Corporation (filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 0-18059) and incorporated herein by reference).

10.1.1*	—	Parametric Technology Corporation 2000 Equity Incentive Plan.

10.1.2*	—	Form of Restricted Stock Agreement (Non-Employee Director) (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 0-18059) and incorporated herein by reference).

10.1.3*	—	Form of Restricted Stock Agreement (Employee) (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005 (File No. 0-18059) and incorporated herein by reference).

10.1.4*	—	Form of Restricted Stock Unit Certificate (U.S.) (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005 (File No. 0-18059) and incorporated herein by reference).

10.1.5	—	Form of Restricted Stock Unit Certificate (Non-U.S.) (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005 (File No. 0-18059) and incorporated herein by reference).

10.1.6*	—	Form of Incentive Stock Option Certificate (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005 (File No. 0-18059) and incorporated herein by reference).

Exhibit Number		Exhibit

10.1.7*	—	Form of Nonstatutory Stock Option Certificate (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005 (File No. 0-18059) and incorporated herein by reference).

10.1.8*	—	Form of Stock Appreciation Right Certificate (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005 (File No. 0-18059) and incorporated herein by reference).

10.2*	—	Parametric Technology Corporation 1997 Incentive Stock Option Plan (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 0-18059) and incorporated herein by reference).

10.3*	—	Amendment to Parametric Technology Corporation 1997 Incentive Stock Option Plan (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 (File No. 0-18059) and incorporated herein by reference).

10.4	—	Parametric Technology Corporation 1997 Nonstatutory Stock Option Plan (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 0-18059) and incorporated herein by reference).

10.6*	—	Form of Executive Agreement by and between Parametric Technology Corporation and each of Robert Ranaldi and William Berutti, respectively, entered into May 6, 2011 and June 8, 2011, respectively (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended July 2, 2011 (File No. 0-18059) and incorporated herein by reference).

10.7*	—	Executive Agreement with C. Richard Harrison, Executive Chairman, dated May 7, 2010 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010 (File No. 0-18059) and incorporated herein by reference).

10.8*	—	Amended and Restated Executive Agreement with James E. Heppelmann, President and Chief Executive Officer, dated May 7, 2010 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010 (File No. 0-18059) and incorporated herein by reference).

10.9*	—	Amendment to Executive Agreement dated as of November 18, 2011 by and between Parametric Technology Corporation and James Heppelmann to Amended and Restated Executive Agreement dated as of May 7, 2010 by and between PTC and James Heppelmann (filed as Exhibit 10.2 to our Current Report on Form 8-K dated November 15, 2011 (File No. 0-18059) and incorporated herein by reference).

10.10*	—	Form of Amended and Restated Executive Agreement entered into with each of Mr. Cohen, Mr. Cunningham, Mr. DiBona, Mr. Gremley, Mr. Shepherd, and Mr. von Staats (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter dated April 3, 2010 (File No. 0-18059) and incorporated herein by reference).

10.11*	—	Form of Amendment to Amended and Restated Executive Agreement entered into as of November 18, 2011 by and between Parametric Technology Corporation and each of Barry Cohen, Anthony DiBona, Robert Gremley, Brian Shepherd, and Aaron von Staats (filed as Exhibit 10.3 to our Current Report on Form 8-K dated November 15, 2011 (File No. 0-18059) and incorporated herein by reference).

10.12*	—	Executive Agreement dated September 14, 2010 with Mr. Glidden (filed as Exhibit 10 to our Current Report on Form 8-K dated September 20, 2010 (File No. 0-18059) and incorporated herein by reference).

Exhibit Number		Exhibit

10.13*	—	Executive Agreement dated October 1, 2010 with Mr. Diouane (filed as Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 (File No. 0-18059) and incorporated herein by reference).

10.14*	—	Offer Letter dated October 1, 2010 by and between Parametric Technology Corporation and Mr. Diouane (filed as Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 (File No. 0-18059) and incorporated herein by reference).

10.15*	—	Employment Agreement dated October 1, 2010 by and between Parametric Technology Corporation (UK) Limited and Mr. Diouane (filed as Exhibit 10.13 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 (File No. 0-18059) and incorporated herein by reference).

10.16*	—	Consulting Agreement with Michael E. Porter dated November 15, 2011 (filed as Exhibit 10.1 to our Current Report on Form 8-K dated November 15, 2011 (File No. 0-18059) and incorporated herein by reference).

10.17*	—	2009 Executive Cash Incentive Performance Plan (filed as Exhibit 10 to our Current Report on Form 8-K dated November 9, 2009 (File No. 0-18059) and incorporated herein by reference).

10.18.1*	—	Director Compensation Information.

10.18.2*	—	Director Compensation Information – Mr. Zambonini (incorporated herein by reference from our Current Report on Form 8-K dated May 17, 2011 (File No. 0-18059)).

10.18.3*	—	Director Compensation Information – Mr. Bogan (incorporated herein by reference from our Current Report on Form 8-K dated July 29, 2011 (File No. 0-18059)).

10.19*	—	Compensatory Arrangements with Executive Officers.

10.20	—	Lease dated December 14, 1999 by and between PTC and Boston Properties Limited Partnership (filed as Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 0-18059) and incorporated herein by reference).

10.21	—	Third Amendment to Lease Agreement dated as of October 27, 2010 by and between Boston Properties Limited Partnership and Parametric Technology Corporation (filed as Exhibit 10.1 to our Current Report on Form 8-K dated November 8, 2010 (File No. 0-18059) and incorporated herein by reference).

10.22	—	Credit Agreement dated as of August 23, 2010 by and among Parametric Technology Corporation, JPMorgan Chase Bank, N.A., KeyBank National Association, Sovereign Bank, RBS Citizens, N.A., Wells Fargo Bank, N.A., Silicon Valley Bank, The Huntington National Bank, HSBC Bank USA, N.A., TD Bank, N.A., and Bank of America, N.A.(filed as Exhibit 10 to our Current Report on Form 8-K dated August 23, 2010 (File No 0-18059) and incorporated herein by reference).

10.23	—	Amendment No. 1 dated as of December 20, 2010 to Credit Agreement dated as of August 23, 2010 by and among Parametric Technology Corporation, JPMorgan Chase Bank, N.A., KeyBank National Association, Sovereign Bank, RBS Citizens, N.A., Wells Fargo Bank, N.A., Silicon Valley Bank, The Huntington National Bank, HSBC Bank USA, N.A., TD Bank, N.A., and Bank of America, N.A. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended January 1, 2011 (File No. 0-18059) and incorporated herein by reference).

10.24	—	Amendment No. 2 dated as of May 9, 2011 to Credit Agreement dated as of August 23, 2010 by and among Parametric Technology Corporation, JPMorgan Chase Bank, N.A., KeyBank National Association, Sovereign Bank, RBS Citizens, N.A., Wells Fargo Bank, N.A., Silicon Valley Bank, The Huntington National Bank, HSBC Bank USA, N.A., TD Bank, N.A., and Bank of America, N.A. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended July 2, 2011 (File No. 0-18059) and incorporated herein by reference).

Exhibit Number		Exhibit

10.25	—	Amendment No. 3 dated as of September 30, 2011 to Credit Agreement dated as of August 23, 2010 by and among Parametric Technology Corporation, JPMorgan Chase Bank, N.A., KeyBank National Association, Sovereign Bank, RBS Citizens, N.A., Wells Fargo Bank, N.A., Silicon Valley Bank, The Huntington National Bank, HSBC Bank USA, N.A., TD Bank, N.A., and Bank of America, N.A. (filed as Exhibit 10.1 to our Current Report on Form 8-K dated October 3, 2011 (File No. 0-18059) and incorporated herein by reference).

21.1	—	Subsidiaries of Parametric Technology Corporation.

23.1	—	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

31.1	—	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a).

31.2	—	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a).

32**	—	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

101***	—	The following materials from Parametric Technology Corporation’s Annual Report on Form 10-K for the year ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2011 and 2010; (ii) Consolidated Statements of Operations for the years ended September 30, 2011, 2010 and 2009; (iii) Consolidated Statements of Cash Flows for the years ended September 30, 2011, 2010 and 2009; (iv) Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2011, 2010 and 2009; (v) Consolidated Statements of Comprehensive Income for the years ended September 30, 2011, 2010 and 2009; and (vi) Notes to Consolidated Financial Statements.

*	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of PTC participates.
**	Indicates that the exhibit is being furnished with this report and is not filed as a part of it.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

APPENDIX A

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$167,878	$240,253
Accounts receivable, net of allowance for doubtful accounts of $3,902 and $4,559 at September 30, 2011 and 2010, respectively	230,220	169,281
Prepaid expenses	30,582	32,116
Other current assets	109,433	91,126
Deferred tax assets	54,151	35,481

Total current assets	592,264	568,257
Property and equipment, net	62,569	58,064
Goodwill	613,394	418,509
Acquired intangible assets, net	222,017	127,931
Deferred tax assets	98,064	90,458
Other assets	41,374	43,845

Total assets	$1,629,682	$1,307,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,974	$11,734
Accrued expenses and other current liabilities	60,167	52,803
Accrued compensation and benefits	95,980	98,476
Accrued income taxes	11,895	516
Deferred tax liabilities	4,440	—
Accrued litigation	—	50,644
Deferred revenue	279,935	238,821

Total current liabilities	469,391	452,994
Revolving credit facility	200,000	—
Deferred tax liabilities	25,919	22,452
Deferred revenue	14,389	7,019
Other liabilities	97,293	77,295

Total liabilities	806,992	559,760

Commitments and contingencies (Note I)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 116,937 and 115,826 shares issued and outstanding at September 30, 2011 and 2010, respectively	1,169	1,158
Additional paid-in capital	1,805,021	1,802,786
Accumulated deficit	(918,736)	(1,004,160)
Accumulated other comprehensive loss	(64,764)	(52,480)

Total stockholders’ equity	822,690	747,304

Total liabilities and stockholders’ equity	$1,629,682	$1,307,064

The accompanying notes are an integral part of these consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended September 30,
	2011	2010	2009
Revenue:
License	$342,121	$296,021	$212,710
Service	824,828	714,028	725,475

Total revenue	1,166,949	1,010,049	938,185

Costs and expenses:
Cost of license revenue	28,792	31,047	29,962
Cost of service revenue	327,976	276,648	279,797
Sales and marketing	353,051	317,532	301,369
Research and development	211,406	201,567	188,501
General and administrative	110,291	92,875	80,670
Amortization of acquired intangible assets	18,319	15,605	15,620
In-process research and development	—	—	300
Restructuring charges	—	—	22,671

Total costs and expenses	1,049,835	935,274	918,890

Operating income	117,114	74,775	19,295
Foreign currency net losses	(12,293)	(2,877)	(3,633)
Gain on litigation resolution	—	9,039	—
Interest income	3,844	3,009	4,557
Interest expense	(3,310)	(1,526)	(3,197)
Other (expense) income, net	(807)	(284)	149

Income before income taxes	104,548	82,136	17,171
Provision for (benefit from) income taxes	19,124	57,768	(14,351)

Net income	$85,424	$24,368	$31,522

Earnings per share—Basic	$0.73	$0.21	$0.27
Earnings per share—Diluted	$0.71	$0.20	$0.27
Weighted average shares outstanding—Basic	117,579	115,639	114,950
Weighted average shares outstanding—Diluted	120,974	119,925	117,359

The accompanying notes are an integral part of these consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended September 30,
	2011	2010	2009
Cash flows from operating activities:
Net income	$85,424	$24,368	$31,522
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	45,402	48,911	43,328
Depreciation and amortization	62,394	62,182	61,610
Provision for loss on accounts receivable	51	1,243	1,604
(Benefit from) provision for deferred income taxes	(35,063)	21,998	(55,414)
Excess tax benefits realized from stock-based awards	(5,398)	(221)	(13,094)
In-process research and development	—	—	300
Other non-cash costs, net	55	47	117
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(32,334)	(531)	55,347
Accounts payable and accrued expenses	(58)	8,400	(20,994)
Accrued litigation	(52,129)	(5,038)	—
Accrued compensation and benefits	(3,788)	12,191	2,127
Deferred revenue	8,195	1,440	(20,403)
Accrued income taxes, net of income tax receivable	18,931	(5,864)	(11,906)
Other current assets and prepaid expenses	(1,826)	(6,379)	2,389
Other noncurrent assets	(15,111)	(3,713)	(1,670)
Other noncurrent liabilities	3,953	(2,390)	(5,187)

Net cash provided by operating activities	78,698	156,644	69,676

Cash flows from investing activities:
Additions to property and equipment	(27,817)	(26,729)	(30,087)
Acquisitions of businesses, net of cash acquired	(280,026)	(2,721)	(32,790)

Net cash used by investing activities	(307,843)	(29,450)	(62,877)

Cash flows from financing activities:
Borrowings under revolving credit facility	250,000	—	—
Repayments of borrowings under revolving credit facility	(50,000)	(50,832)	(31,951)
Repurchases of common stock	(54,921)	(62,542)	(14,157)
Proceeds from issuance of common stock	24,756	15,284	5,136
Excess tax benefits realized from stock-based awards	5,398	221	13,094
Payments of withholding taxes in connection with vesting of stock-based awards	(22,520)	(20,307)	(4,389)
Credit facility origination costs	(995)	(2,559)	—
Other	(1,298)	—	(185)

Net cash provided (used) by financing activities	150,420	(120,735)	(32,452)

Effect of exchange rate changes on cash and cash equivalents	6,350	(1,328)	3,834

Net (decrease) increase in cash and cash equivalents	(72,375)	5,131	(21,819)
Cash and cash equivalents, beginning of year	240,253	235,122	256,941

Cash and cash equivalents, end of year	$167,878	$240,253	$235,122

The accompanying notes are an integral part of these consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 1, 2008	115,726	$1,157	$1,778,694	$(1,060,050)	$(17,276)	$702,525
Common stock issued for employee stock-based awards	1,870	19	5,117	—	—	5,136
Shares surrendered by employees to pay taxes related to stock-based awards	(422)	(4)	(4,385)	—	—	(4,389)
Compensation expense from stock-based awards	—	—	43,328	—	—	43,328
Excess tax benefits from stock-based awards	—	—	13,935	—	—	13,935
Net income	—	—	—	31,522	—	31,522
Repurchases of common stock	(1,224)	(12)	(14,145)	—	—	(14,157)
Foreign currency translation adjustment	—	—	—	—	2,913	2,913
Change in pension benefits, net of tax	—	—	—	—	(19,232)	(19,232)

Balance as of September 30, 2009	115,950	$1,160	$1,822,544	$(1,028,528)	$(33,595)	$761,581
Common stock issued for employee stock-based awards	4,829	47	15,237	—	—	15,284
Shares surrendered by employees to pay taxes related to stock-based awards	(1,236)	(12)	(20,295)	—	—	(20,307)
Compensation expense from stock-based awards	—	—	48,911	—	—	48,911
Tax shortfalls from stock-based awards	—	—	(1,106)	—	—	(1,106)
Net income	—	—	—	24,368	—	24,368
Repurchases of common stock	(3,717)	(37)	(62,505)	—	—	(62,542)
Foreign currency translation adjustment	—	—	—	—	(9,035)	(9,035)
Change in pension benefits, net of tax	—	—	—	—	(9,850)	(9,850)

Balance as of September 30, 2010	115,826	$1,158	$1,802,786	$(1,004,160)	$(52,480)	$747,304
Common stock issued for employee stock-based awards	4,803	48	24,708	—	—	24,756
Shares surrendered by employees to pay taxes related to stock-based awards	(1,043)	(10)	(22,510)	—	—	(22,520)
Compensation expense from stock-based awards	—	—	45,402	—	—	45,402
Excess tax benefits from stock-based awards	—	—	9,438	—	—	9,438
Net income	—	—	—	85,424	—	85,424
Repurchases of common stock	(2,649)	(27)	(54,894)	—	—	(54,921)
Foreign currency translation adjustment	—	—	—	—	(7,174)	(7,174)
Change in pension benefits, net of tax	—	—	—	—	(5,110)	(5,110)
Other	—	—	91	—	—	91

Balance as of September 30, 2011	116,937	$1,169	$1,805,021	$(918,736)	$(64,764)	$822,690

The accompanying notes are an integral part of these consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year ended September 30,
	2011	2010	2009
Comprehensive income:
Net income	$85,424	$24,368	$31,522

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0 for all periods	(7,174)	(9,035)	2,913
Change in pension benefits, net of tax of $3,209 for 2011, $4,293 for 2010 and $10,178 for 2009	(5,110)	(9,850)	(19,232)

Other comprehensive loss	(12,284)	(18,885)	(16,319)

Comprehensive income	$73,140	$5,483	$15,203

The accompanying notes are an integral part of these consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Description of Business and Basis of Presentation

Business

Parametric Technology Corporation (PTC) was incorporated in 1985 and is headquartered in Needham, Massachusetts. PTC develops, markets and supports software solutions, primarily product lifecycle management (PLM) and CAx solutions that help companies design products, manage product information and improve their product development processes. Our software solutions provide our customers with an integral product development system that enables them to create digital product content, collaborate with others in the product development process, control product content, automate product development processes, configure products and product content, and communicate product information to people and systems across the extended enterprise and design chain. Our software solutions are complemented by our services and technical support organizations, as well as third-party resellers and other strategic partners, who provide training, consulting, ancillary product offerings, implementation and support to customers worldwide.

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

B. Summary of Significant Accounting Policies

Foreign Currency Translation

For our non-U.S. operations where the functional currency is the local currency, we translate assets and liabilities at exchange rates in effect at the balance sheet date and record translation adjustments in stockholders’ equity. For our non-U.S. operations where the U.S. dollar is the functional currency, we remeasure monetary assets and liabilities using exchange rates in effect at the balance sheet date and nonmonetary assets and liabilities at historical rates and record resulting exchange gains or losses in foreign currency net losses in the consolidated statement of operations. We translate income statement amounts at average rates for the period. Transaction gains and losses are recorded in foreign currency net losses in the consolidated statement of operations.

Revenue Recognition

We derive revenues from three primary sources: (1) software licenses, (2) maintenance services and (3) consulting and training services. Revenue by type for 2011, 2010 and 2009 was as follows:

	Year ended September 30,
	2011	2010	2009
	(in thousands)
License revenue	$342,121	$296,021	$212,710
Consulting and training services revenue	267,150	217,606	226,358
Maintenance revenue	557,678	496,422	499,117

Total revenue	$1,166,949	$1,010,049	$938,185

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

At the time of each sale transaction, we must make an assessment of the collectability of the amount due from the customer. Revenue is only recognized at that time if management deems that collection is probable. In making this assessment, we consider customer credit-worthiness and historical payment experience. At that same time, we assess whether fees are fixed or determinable and free of contingencies or significant uncertainties. In assessing whether the fee is fixed or determinable, we consider the payment terms of the transaction, including transactions with payment terms that extend beyond our customary payment terms, and our collection experience in similar transactions without making concessions, among other factors. We have periodically provided financing to credit-worthy customers with payment terms up to 24 months. If the fee is determined not to be fixed or determinable, revenue is recognized only as payments become due from the customer, provided that all other revenue recognition criteria are met. Our software license arrangements generally do not include customer acceptance provisions. However, if an arrangement includes an acceptance provision, we record revenue only upon the earlier of (1) receipt of written acceptance from the customer or (2) expiration of the acceptance period.

Our software arrangements often include implementation and consulting services that are sold under consulting engagement contracts or as part of the software license arrangement. When we determine that such services are not essential to the functionality of the licensed software, we record revenue separately for the license and service elements of these arrangements, provided that appropriate evidence of fair value exists for the undelivered services (see discussion below). Generally, we consider that a service is not essential to the functionality of the software based on various factors, including if the services may be provided by independent third parties experienced in providing such consulting and implementation in coordination with dedicated customer personnel and whether the services result in significant modification or customization of the software functionality. When consulting services qualify for separate accounting, consulting revenues under time and materials billing arrangements are recognized as the services are performed. Consulting revenues under fixed-priced contracts are generally recognized as the services are performed using a proportionate performance model with hours or costs as the input method of attribution. When we provide consulting services considered essential to the functionality of the software, the arrangement does not qualify for separate accounting of the license and service elements, and the license revenue is recognized together with the consulting services using the percentage-of-completion method of contract accounting. Under such arrangements, consideration is recognized as the services are performed as measured by an observable input. In these circumstances, we separate license revenue from service revenue for income statement presentation by allocating vendor specific objective evidence (VSOE) of fair value of the consulting services as service revenue and the residual portion as license revenue. Under the percentage-of-completion method, we estimate the stage of completion of contracts with fixed or “not to exceed” fees based on hours or costs incurred to date as compared with estimated total project hours or costs at completion. Adjustments to estimates to complete are made in the periods in which facts resulting in a change become known. When total cost estimates exceed revenues, we accrue for the estimated losses when identified. The use of the proportionate performance and percentage-of-completion methods of accounting require significant judgment relative to estimating total contract costs or hours (hours being a proxy for costs), including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed and anticipated changes in salaries and other costs.

We generally use the residual method to recognize revenue from software arrangements that include one or more elements to be delivered at a future date when evidence of the fair value of all undelivered elements exists, and the elements of the arrangement qualify for separate accounting as described above. Under the residual method, the fair value of the undelivered elements (i.e., maintenance, consulting and training services) based on VSOE is deferred and the remaining portion of the total arrangement fee is allocated to the delivered elements (i.e., software license). If evidence of the fair value of one or more of the undelivered services does not exist, all revenues are deferred and recognized when delivery of all of those services has occurred or when fair values can be established. We determine VSOE of the fair value of services revenue based upon our recent pricing for those services when sold separately. For certain transactions, VSOE of the fair value of maintenance services is determined based on a substantive maintenance renewal clause within a customer contract. Our current pricing practices are influenced primarily by product type, purchase volume, sales channel and customer location. We review services sold separately on a periodic basis and update, when appropriate, our VSOE of fair value for such services to ensure that it reflects our recent pricing experience.

Generally, our contracts are accounted for individually. However, when contracts are closely interrelated and dependent on each other, it may be necessary to account for two or more contracts as one to reflect the substance of the group of contracts.

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

Deferred Revenue

Deferred revenue primarily relates to software maintenance agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and, if not yet paid, the related amount is included in other current assets. Billed but uncollected maintenance-related amounts included in other current assets at September 30, 2011 and 2010 were $93.0 million and $76.8 million, respectively. Deferred revenue consisted of the following:

	September 30,
	2011	2010
	(in thousands)
Deferred maintenance revenue	$270,075	$225,685
Deferred other service revenue	15,321	13,157
Deferred license revenue	8,928	6,998

Total deferred revenue	$294,324	$245,840

Cash, Cash Equivalents

Our cash equivalents are invested in money market accounts and time deposits of financial institutions. We have established guidelines relative to credit ratings, diversification and maturities that are intended to maintain safety and liquidity. Cash equivalents include highly liquid investments with maturity periods of three months or less when purchased.

Concentration of Credit Risk and Fair Value of Financial Instruments

The amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short maturities. Financial instruments that potentially subject us to concentration of credit risk consist primarily of investments, trade accounts receivable and foreign currency derivative instruments. Our cash, cash equivalents, investments and foreign currency derivatives are placed with financial institutions with high credit standings. Our credit risk for derivatives is also mitigated due to the short-term nature of the contracts. Our customer base consists of large numbers of geographically diverse customers dispersed across many industries, and no individual customer comprised more than 10% of our net trade accounts receivable as of September 30, 2011 or 2010.

Fair Value Measurements

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. Accounting standards prescribe a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs that may be used to measure fair value:

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

•	Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our significant financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and 2010 were as follows:

	September 30,
	2011	2010
	(in thousands)
Financial assets
Cash equivalents—Level 1 (1)	$36,018	$86,826
Forward contracts—Level 2	5,510	—

	$41,528	$86,826

Financial liabilities
Forward contracts—Level 2	$—	$(1,974)

(1)	Money market funds and time deposits.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In determining the adequacy of the allowance for doubtful accounts, management specifically analyzes individual accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic conditions, accounts receivable aging trends and changes in our customer payment terms. Our allowance for doubtful accounts on trade accounts receivable was $3.9 million as of September 30, 2011, $4.6 million as of September 30, 2010, $5.3 million as of September 30, 2009 and $5.2 million as of September 30, 2008. Uncollectible trade accounts receivable written-off, net of recoveries, were $0.8 million, $1.9 million and $1.5 million in 2011, 2010 and 2009, respectively. Provisions for bad debt expense were $0.1 million, $1.2 million and $1.6 million in 2011, 2010 and 2009, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

Financing Receivables and Transfers of Financial Assets

We periodically provide financing for software purchases to credit-worthy customers with payment terms up to 24 months. The determination on whether to offer such payment terms is based on the size, nature and credit-worthiness of the customer, and the history of collecting amounts due, without concession, from the customer. As of September 30, 2011 and 2010, amounts due from customers for contracts with extended payment terms (financing receivables) totaled $72.3 million and $44.3 million, respectively. Accounts receivable in the accompanying consolidated balance sheets include current receivables from such contracts totaling $55.2 million and $27.2 million at September 30, 2011 and 2010, respectively, and other assets in the accompanying consolidated balance sheets include long-term receivables from such contracts totaling $17.1 million at both September 30, 2011 and 2010. We evaluate estimated credit losses on financing receivables based on whether the customers are making payments as they become due, customer credit-worthiness and economic conditions. We write off uncollectible trade and financing receivables when we have exhausted all collection avenues. As of September 30, 2011 and 2010, we concluded that all financing receivables were collectible and no reserve for credit losses was recorded. We did not provide a reserve for credit losses or write off any uncollectible financing receivables in 2011, 2010 and 2009.

We periodically transfer future payments under certain of these contracts to third-party financial institutions on a non-recourse basis. We record such transfers as sales of the related accounts receivable when we surrender control of such receivables. In 2011, 2010 and 2009, we sold $4.1 million, $31.6 million and $16.7 million, respectively, of financing receivables to third-party financial institutions.

Derivatives

Generally accepted accounting principles require all derivatives, whether designated in a hedging relationship or not, to be recorded on the balance sheet at fair value. Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met.

Derivatives are financial instruments whose values are derived from one or more underlying financial instruments, such as foreign currency. We enter into derivative transactions, specifically foreign currency forward contracts, to manage our exposure to fluctuations in foreign exchange rates that arise primarily from our foreign currency-denominated receivables and payables. The contracts are primarily denominated in European currencies, typically have maturities of less than three months and require an exchange of foreign currencies for U.S. dollars at maturity of the contracts at rates agreed to at inception of the contracts. We do not enter into or hold derivatives for trading or speculative purposes. Generally, we do not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized immediately in earnings. Because we enter into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Gains and losses on forward contracts and foreign denominated receivables and payables are included in foreign currency net losses.

As of September 30, 2011 and 2010, we had outstanding forward contracts with notional amounts equivalent to the following:

	September 30,
Currency Hedged	2011	2010
	(in thousands)
Canadian/U.S. Dollar	$92,748	$1,280
Euro/U.S. Dollar	65,773	113,546
British Pound/Euro	3,993	—
Indian Rupee/U.S. Dollar	—	20,262
Chinese Renminbi/U.S. Dollar	19,973	5,443
Japanese Yen/U.S. Dollar	13,676	—
Swiss Franc/U.S. Dollar	9,419	—
All other	7,350	8,282

Total	$212,932	$148,813

The accompanying consolidated balance sheets include a net asset of $5.5 million in other current assets as of September 30, 2011, and a net liability of $2.0 million in accrued expenses and other current liabilities as of September 30, 2010 related to the fair value of our forward contracts.

Net gains and losses on foreign currency exposures, including realized and unrealized gains and losses on forward contracts, included in foreign currency net losses, were net losses of $12.3 million, $2.9 million and $3.6 million for 2011, 2010 and 2009, respectively. Excluding the underlying foreign currency exposure being hedged, net realized and unrealized gains and losses on forward contracts included in foreign currency net losses, were net losses of $4.1 million, $1.8 million and $3.0 million in 2011, 2010 and 2009, respectively.

In the third quarter of 2011, in connection with our planned acquisition of MKS, we entered into forward contracts to purchase CDN$292 million (equivalent to approximately $305 million when we entered into the contracts). We entered into these forward contracts to reduce our foreign currency exposure related to changes in the Canadian to U.S. Dollar exchange rate from the time we entered into the agreement to acquire MKS (the purchase price was in Canadian Dollars) and the expected closing date. In the third quarter of 2011, we settled these contracts and recorded a net foreign currency loss of $4.4 million.

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

Software Development Costs

We incur costs to develop computer software to be licensed or otherwise marketed to customers. Research and development costs are expensed as incurred, except for costs of internally developed or externally purchased software that qualify for capitalization. Development costs for software to be sold externally incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized and, upon general release, are amortized using the greater of either the straight-line method over the expected life of the related products or based upon the pattern in which economic benefits related to such assets are realized. The straight-line method is used if it approximates the same amount of expense as that calculated using the ratio that current period gross product revenues bear to total anticipated gross product revenues. No development costs for software to be sold externally were capitalized in 2011, 2010 or 2009. In connection with acquisitions of businesses described in Note E, we capitalized software of $44.9 million, $0.4 million and $6.0 million in 2011, 2010 and 2009, respectively. These assets are included in acquired intangible assets in the accompanying consolidated balance sheets.

Goodwill, Acquired Intangible Assets and Long-lived Assets

Goodwill is the amount by which the cost of acquired net assets in a business acquisition exceeded the fair values of net identifiable assets on the date of our purchase.

Goodwill is evaluated for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Factors we consider important, on an overall company basis and reportable-segment basis, when applicable, that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period and a reduction of our market capitalization relative to net book value. To conduct these tests of goodwill and indefinite-lived intangible assets, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. We estimate the fair values of our reporting units using discounted cash flow valuation models.

Long-lived assets primarily include property and equipment and acquired intangible assets with finite lives (including purchased software, customer lists and trademarks). Purchased software is amortized over 3 to 10 years, customer lists are amortized over 5 to 12 years and trademarks are amortized over 3 to 7 years. We review long-lived assets for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis.

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expenses incurred were $2.6 million, $2.4 million and $2.0 million in 2011, 2010 and 2009, respectively.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss), which includes foreign currency translation adjustments and changes in unrecognized actuarial gains and losses related to pension benefits. For the purposes of comprehensive income disclosures, we do not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as we intend to reinvest permanently undistributed earnings of our foreign subsidiaries. Accumulated other comprehensive loss is reported as a component of stockholders’ equity and, as of September 30, 2011 and 2010, was comprised of cumulative translation adjustment losses of $5.4 million and gains of $1.8 million, respectively, and unrecognized actuarial losses related to pension benefits net of tax of $59.4 million and $54.3 million, respectively.

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

The following table presents the calculation for both basic and diluted EPS:

	Year ended September 30,
	2011	2010	2009
	(in thousands, except per share data)
Net income	$85,424	$24,368	$31,522

Weighted average shares outstanding	117,579	115,639	114,950
Dilutive effect of employee stock options, restricted shares and restricted stock units	3,395	4,286	2,409

Diluted weighted average shares outstanding	120,974	119,925	117,359

Basic earnings per share	$0.73	$0.21	$0.27
Diluted earnings per share	$0.71	$0.20	$0.27

Stock options to purchase 0.2 million, 1.7 million and 3.8 million shares for 2011, 2010 and 2009, respectively, were excluded from the computation of diluted EPS as their effect would have been anti-dilutive.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-8, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. Under the amendment, an entity has the option, but is not required, to first assess qualitative factors (“Qualitative Assessment” or QA”) to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If, after assessing facts and circumstances in the aggregate, an entity determines it does not fail the QA, then performing the traditional two-step impairment test is unnecessary. Otherwise, an entity is required to proceed to the first step of the goodwill impairment test as outlined in ASC Topic 350.

The objective of the Update is to simplify the requirement to test goodwill for impairment and was issued in response to preparer concerns about the cost and complexity of performing the first step of the two-step goodwill impairment test. The Update can be applied for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.

C. Restructuring Charges

We did not incur any restructuring charges in 2011 and 2010. In 2009, to reduce ongoing costs, we restructured operations resulting in restructuring charges of $22.7 million. The restructuring charges included $21.9 million for severance and related costs associated with 382 employees notified of termination during the year and $0.8 million related to excess facilities.

The following table summarizes restructuring charges reserve activity for the three years ended September 30, 2011:

	Employee Severance and Related Benefits	Facility Closures and Other Costs	Total
	(in thousands)
Balance, October 1, 2008	$5,505	12,179	17,684
Charges to operations	21,872	799	22,671
Cash disbursements	(16,036)	(8,665)	(24,701)
Foreign currency impact	455	(334)	121

Balance, September 30, 2009	11,796	3,979	15,775
Cash disbursements	(11,710)	(2,800)	(14,510)
Foreign currency impact	(86)	(14)	(100)

Balance, September 30, 2010	—	1,165	1,165
Cash disbursements	—	(502)	(502)
Foreign currency impact	—	3	3

Balance, September 30, 2011	$—	$666	$666

The accrual for facility closures and related costs is included in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheet. The accrual remaining at September 30, 2011 is related to excess facilities representing gross lease commitments with agreements expiring at various dates through 2013 of approximately $2.2 million, net of committed sublease income of approximately $1.5 million.

D. Property and Equipment

Property and equipment consisted of the following:

	September 30,
	2011	2010
	(in thousands)
Computer hardware and software	$213,362	$189,987
Furniture and fixtures	20,608	18,557
Leasehold improvements	42,453	38,694

Gross property and equipment	276,423	247,238
Accumulated depreciation and amortization	(213,854)	(189,174)

Net property and equipment	$62,569	$58,064

Depreciation expense was $28.7 million, $28.2 million and $26.3 million in 2011, 2010 and 2009, respectively.

E. Acquisitions

In 2011, we completed the acquisitions of MKS and 4CS described below. The results of operations of these acquired businesses have been included in our consolidated financial statements beginning on their respective acquisition dates. These acquisitions added $26.8 million to our 2011 revenue and $37.7 million of costs and expenses including acquisition-related costs of $7.8 million and amortization of acquired intangible assets of $3.7 million.

In 2011, we incurred $7.8 million of acquisition-related costs, primarily associated with our acquisition of MKS. Acquisition-related costs include direct costs of completing an acquisition (i.e., investment banker fees and professional fees, including legal and valuation services) and expenses related to acquisition integration activities (i.e., professional fees and severance). These costs have been classified in general and administrative expenses in the accompanying consolidated statements of operations.

4CS

In the fourth quarter of 2011, we acquired all of the outstanding common stock of 4C Solutions, Inc. (4CS), a U.S.-based privately-held company with approximately 200 employees, for $14.9 million in cash (net of $0.1 million of cash acquired). 4CS provided software solutions for warranty management and product support processes. 4CS’s results of operations have been included in our consolidated financial statements beginning September 3, 2011. Our results of operations prior to this acquisition, if presented on a pro forma basis, would not differ materially from our reported results.

The acquisition was accounted for as a business combination. The purchase price allocation resulted in goodwill of $9.5 million; intangible assets of $11.1 million (including customer relationships of $2.7 million, purchased software of $8.0 million and trademarks of $0.4 million); and other net liabilities of $5.7 million. Intangible assets are being amortized over average useful lives of 7 years, 10 years and 5 years, respectively, based upon the pattern in which economic benefits related to such assets are expected to be realized. The goodwill and intangible assets acquired are not deductible for income tax purposes. As a result, we recorded in purchase accounting deferred tax liabilities of $4.2 million included in other net liabilities, equal to the tax effect of the intangible assets other than goodwill. We have also recorded a liability for an additional $1.2 million of contingent purchase price included in other net liabilities, the majority of which we expect to pay in the first quarter of 2012. Any further adjustments that could lower the purchase price in accordance with contingent provisions in the acquisition agreement are not anticipated to be material.

MKS

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

Based upon a valuation, the total purchase price allocation was as follows:

(in thousands)
Goodwill	$189,758
Identifiable intangible assets	117,900
Cash	33,193
Accounts receivable	7,413
Property and equipment	4,880
Deferred revenue	(16,803)
Deferred tax assets and liabilities, net	(32,351)
Net assumed liabilities	(5,553)

Total purchase price allocation	298,437
Less: MKS cash acquired	(33,193)

Total purchase price allocation, net of cash acquired	$265,244

The purchase price allocation resulted in $189.8 million of goodwill, the majority of which will not be deductible for income tax purposes. Intangible assets of $117.9 million includes purchased software of $36.9 million, customer relationships of $78.6 million and trademarks of $2.4 million, which are being amortized over weighted average useful lives of 7 years, 11 years and 7 years, respectively, based upon the pattern in which economic benefits related to such assets are expected to be realized. We recorded in purchase accounting deferred tax liabilities of $42.2 million, equal to the tax effect of the amount of the acquired intangible assets that are not deductible for income tax purposes and the fair value adjustment for deferred revenue. The resulting amount of goodwill reflects our expectations of the following synergistic benefits: (1) the potential to sell MKS products into our customer base and to sell PTC products into MKS’s customer base; (2) our intention to leverage our larger sales force and our intellectual property to attract new contracts and revenue; and (3) our intention to leverage our established presence in global markets.

MKS’s results of operations have been included in PTC’s consolidated financial statements beginning May 31, 2011. The unaudited financial information in the table below summarizes the combined results of operations of PTC and MKS, on a pro forma basis, as though the companies had been combined as of the beginning of PTC’s fiscal year 2010. The pro forma information for all periods presented also includes the effects of business combination accounting resulting from the acquisition, including amortization charges from acquired intangible assets, stock-based compensation charges for unvested stock options, interest expense on borrowings in connection with the acquisition, and the related tax effects as though the acquisition had been consummated as of the beginning of 2010. These pro forma results exclude the impact of the purchase accounting adjustment to deferred revenue and the transaction costs included in the historical results and the related tax effects. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place at the beginning of 2010. For the year ended September 30, 2011, the pro forma financial information is based on PTC’s results of operations for the year ended September 30, 2011, which includes MKS’s results beginning May 31, 2011, combined with MKS’s results of operations for the eight months ended May 30, 2011. For the year ended September 30, 2010 , the pro forma financial information is based on PTC’s results of operations for the year ended September 30, 2010, combined with MKS’s results of operations for the twelve months ended October 31, 2010 (due to differences in reporting periods).

Unaudited Pro Forma Financial Information

	Year ended September 30,
	2011	2010
	(in millions, except per share amounts)
Revenue	$1,227.8	$1,075.3
Net income	$93.0	$26.0
Earnings per share—Basic	$0.79	$0.22
Earnings per share—Diluted	$0.77	$0.22

Relex

In 2009, we acquired all of the outstanding common stock of Relex Software Corporation, a U.S.-based privately-held company with approximately 50 employees, for $24.3 million in cash (net of $0.8 million of cash acquired and including $0.3 million of acquisition-related transaction costs). Relex provided software and services used to analyze design and field data to assist in evaluating and improving product reliability and safety. Relex’s results of operations have been included in our consolidated financial statements beginning June 4, 2009. Our results of operations prior to this acquisition, if presented on a pro forma basis, would not differ materially from our reported results.

The acquisition was accounted for as a business combination. The purchase price allocation resulted in goodwill of $13.4 million; intangible assets of $12.4 million (including customer relationships of $8.1 million being amortized over 9 years, purchased software of $3.6 million being amortized over 8 years, trademarks of $0.4 million being amortized over 2 years and other intangible assets of $0.3 million being amortized over 3 years); and other net liabilities of $0.7 million. Substantially all of the goodwill and intangible assets acquired are deductible for income tax purposes as a result of a tax election made by us. In addition, the purchase price allocation resulted in a charge of $0.3 million for in-process research and development related to a project under development for which technological feasibility had not yet been established at the acquisition date and for which there was no alternative future use. This development project was completed in the fourth quarter of 2009.

Synapsis

In 2009, we acquired substantially all of the assets of Synapsis Technology, Inc., a provider of environmental regulatory compliance solutions, for $7.5 million in cash. Synapsis was a privately-held U.S.-based company with approximately 20 employees. The results of the Synapsis business have been included in our consolidated financial statements beginning December 11, 2008. Our results of operations prior to this acquisition, if presented on a pro forma basis, would not differ materially from our reported results.

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

F. Goodwill and Acquired Intangible Assets

We have two reportable segments: (1) software products and (2) services. As of September 30, 2011 and 2010, goodwill and acquired intangible assets in the aggregate attributable to our software products reportable segment was $806.0 million and $524.3 million, respectively, and attributable to our services reportable segment was $29.4 million and $22.1 million, respectively. Goodwill is tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting segment below its carrying value. We completed our annual impairment review as of July 2, 2011 and concluded that no impairment charge was required as of that date. Through September 30, 2011, there have not been any events or changes in circumstances that indicate that the carrying values of goodwill or acquired intangible assets may not be recoverable.

Goodwill and acquired intangible assets consisted of the following:

	September 30, 2011			September 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Goodwill (not amortized)			$613,394			$418,509

Intangible assets with finite lives (amortized) (1):
Purchased software	$178,388	$112,555	65,833	$134,375	$98,193	36,182
Capitalized software	22,877	22,877	—	22,877	22,877	—
Customer lists and relationships	227,961	75,050	152,911	148,753	60,490	88,263
Trademarks and trade names	11,035	7,967	3,068	8,274	5,196	3,078
Other	3,506	3,301	205	3,538	3,130	408

	$443,767	$221,750	222,017	$317,817	$189,886	127,931

Total goodwill and acquired intangible assets			$835,411			$546,440

(1)	The weighted average useful lives of purchased software, customer lists and relationships, trademarks and trade names and other intangible assets with a remaining net book value are 8 years, 10 years, 6 years and 4 years, respectively.

The changes in the carrying amounts of goodwill at September 30, 2011 from October 1, 2009 are due to the impact of acquisitions (described in Note E) and to foreign currency translation adjustments related to those asset balances that are recorded in non-U.S. currencies.

Changes in goodwill presented by reportable segment were as follows:

	Software Products Segment	Services Segment	Total
	(in thousands)
Balance, October 1, 2009	$410,585	$17,683	$428,268
Acquisitions	2,385	—	2,385
Foreign currency translation adjustments	(12,005)	(139)	(12,144)

Balance, September 30, 2010	$400,965	$17,544	$418,509
Acquisition of MKS	182,758	7,000	189,758
Acquisition of 4CS	9,071	442	9,513
Foreign currency translation adjustments	(4,351)	(35)	(4,386)

Balance, September 30, 2011	$588,443	$24,951	$613,394

The aggregate amortization expense for intangible assets with finite lives recorded for the years ended September 30, 2011, 2010 and 2009 was reflected in our consolidated statements of operations as follows:

	Year ended September 30,
	2011	2010	2009
	(in thousands)
Amortization of acquired intangible assets	$18,319	$15,605	$15,620
Cost of license revenue	15,393	18,367	19,674
Cost of service revenue	—	—	8

Total amortization expense	$33,712	$33,972	$35,302

The estimated aggregate future amortization expense for intangible assets with finite lives remaining as of September 30, 2011 is $36.5 million for 2012, $36.3 million for 2013, $34.1 million for 2014, $30.5 million for 2015, $23.1 million for 2016, $19.5 million for 2017 and $42.0 million thereafter.

G. Income Taxes

Our income (loss) before income taxes consisted of the following:

	Year ended September 30,
	2011	2010	2009
	(in thousands)
Domestic	$(23,984)	$(31,837)	$(44,069)
Foreign	128,532	113,973	61,240

Total income before income taxes	$104,548	$82,136	$17,171

Our provision for (benefit from) income taxes consisted of the following:

	Year ended September 30,
	2011	2010	2009
	(in thousands)
Current:
Federal	$22,849	$5,755	$21,576
State	(192)	(177)	1,072
Foreign	31,530	30,192	18,415

	54,187	35,770	41,063

Deferred:
Federal	(31,303)	30,570	(36,081)
State	(2,176)	733	(5,439)
Foreign	(1,584)	(9,305)	(13,894)

	(35,063)	21,998	(55,414)

Total provision for (benefit from) income taxes	$19,124	$57,768	$(14,351)

The reconciliation between the statutory federal income tax rate and our effective income tax rate is shown below:

	Year ended September 30,
	2011	2010	2009
Statutory federal income tax rate	35%	35%	35%
State income taxes, net of federal tax benefit	(2)	1	(12)
Federal and state research and development credits	(5)	(1)	(17)
Change in valuation allowance	3	4	—
Tax audit and examination settlements	—	1	(12)
Foreign rate differences	(15)	(26)	(33)
Foreign litigation	—	—	(44)
Subsidiary reorganization	1	53	—
Other, net	1	3	(1)

Effective income tax rate	18%	70%	(84)%

In 2011, our effective tax rate was lower than the 35% statutory federal income tax rate due primarily to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate and a $2.3 million tax benefit related to research and development (R&D) triggered by a retroactive extension of the R&D tax credit enacted in the first quarter of 2011. Our 2011 tax provision reflects a $7.5 million provision related to a research and development cost sharing prepayment by a foreign subsidiary to the U.S. A similar prepayment was made in 2010 resulting in a $6.0 million provision in that year. As a result, the net increase to the 2011 provision was $1.5 million. This impact is included in foreign rate differences in our effective tax rate reconciliation above. Also included in foreign rate differences is the effect of permanent items in foreign jurisdictions and the current year deferred charge associated with intercompany transactions.

In 2011, we continued our business reorganization of our legal entity structure which began in 2010 to support our tax and cash planning. The 2011 reorganization resulted in a $46.4 million taxable gain in the U.S. The tax on this gain was offset in part by the reversal of a deferred tax liability for unremitted earnings of a foreign subsidiary of $6.5 million (established in 2010 in contemplation of this transaction), the recognition of foreign tax credits previously not benefitted, and foreign tax credits generated as a result of this transaction.

During the fourth quarter of 2010, we completed a reorganization of our legal entity structure to support our tax and cash planning. The objective of this reorganization was to enable significant re-deployment and repatriation of cash between our international and domestic operations. This reorganization resulted in $446 million of foreign source taxable gain in the U.S., which was offset by foreign tax credits, primarily generated as a result of this transaction, and carry forward credits available. A significant amount of these carry forward credits were previously unrecognized due to the uncertainty of generating foreign source income in the U.S. The net tax effect of this reorganization was a $43.4 million tax provision in the U.S. While this reorganization drove a one-time increase in our 2010 effective income tax rate of 53%, it had no material effect on cash taxes paid. Our 2010 tax provision reflected a $6.0 million provision related to a research and development (R&D) cost sharing prepayment by a foreign subsidiary to the U.S. This prepayment had no impact on our 2010 tax rate as the same prepayment was made in 2009 (as described below). Additionally, we established a full valuation allowance on foreign tax credits not expected to be realized.

Significant items impacting the tax provision in 2009 include a $7.6 million one-time tax benefit in connection with litigation in a foreign jurisdiction, a $2.2 million tax benefit related to settlement of a foreign tax audit, a $6.0 million tax provision (included in foreign rate differential) from a research and development (R&D) cost sharing prepayment by a foreign subsidiary and a $1.2 million tax benefit related to R&D tax credits triggered by a retroactive extension of the tax credit enacted during the first quarter of 2009.

In the first quarter of 2009, we completed a realignment of our European business which, in part, resulted in a one-time taxable gain in the U.S. This taxable gain enabled us to recognize current year and previously unrecognized tax credits. The resulting tax impact of this one-time gain was deferred over the useful life of the property being transferred and as of September 30, 2011 and 2010, the accompanying consolidated balance sheet included deferred charges of $11.4 million ($3.6 million in other current assets and $7.8 million in other assets) and $15.0 million ($3.6 million in other current assets and $11.4 million in other assets), respectively. In the fourth quarter of 2011, there was an additional realignment of our European business where the tax impact was also deferred.

At September 30, 2011 and 2010, income taxes payable and income tax accruals recorded in accrued income taxes, other current liabilities, and other liabilities on the accompanying consolidated balance sheets were $27.5 million ($11.9 million in accrued income taxes, $5.4 million in other current liabilities and $10.2 million in other liabilities) and $12.5 million ($0.5 million in accrued income taxes, $4.0 million in other current liabilities and $8.0 million in other liabilities), respectively. At September 30, 2011 and 2010, prepaid taxes recorded in prepaid expenses on the accompanying consolidated balance sheets were $1.9 million and $6.9 million, respectively. We made net income tax payments of $28.1 million, $34.3 million and $55.6 million in 2011, 2010 and 2009, respectively.

The significant temporary differences that created deferred tax assets and liabilities are shown below:

	September 30,
	2011	2010
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$29,785	$27,962
Foreign tax credits	5,403	12,315
Capitalized research and development expense	66,957	44,162
Pension benefits	25,431	22,327
Deferred maintenance revenue	13,786	—
Stock-based compensation	15,723	15,624
Restructuring reserves not currently deductible	989	803
Accrual for litigation	17,893	19,410
Other reserves not currently deductible	14,739	14,698
Amortization of intangible assets	7,552	7,061
Other tax credits	20,432	23,863
Depreciation	4,816	5,048
Other	6,859	4,085

Gross deferred tax assets	230,365	197,358
Valuation allowance	(38,600)	(40,545)

Total deferred tax assets	191,765	156,813

Deferred tax liabilities:
Acquired intangible assets not deductible	(58,303)	(34,585)
Pension prepayments	(10,957)	(12,030)
Unremitted earnings of foreign subsidiary	—	(6,520)
Other	(649)	(191)

Total deferred tax liabilities	(69,909)	(53,326)

Net deferred tax assets	$121,856	$103,487

The change in the net deferred tax asset to $121.9 million in 2011 from $103.5 million in 2010 includes an increase in deferred tax liabilities as a result of the MKS and 4CS acquisitions as described in Note E, the use of foreign tax credits and a corresponding release of the valuation allowance on foreign tax credits as a result of the reorganization of our legal entity structure described above, capitalized research and development expense and a change in accounting method for short term deferred maintenance revenue in the U.S.

For U.S. tax return purposes, net operating loss carryforwards (NOL) and tax credits are generally available to be carried forward to future years, subject to certain limitations. At September 30, 2011, we had U.S. federal NOL carryforwards of $14.5 million from acquisitions, consisting of $11.2 million from MKS which expire beginning in 2020 through 2030, $1.2 million from CoCreate which expire beginning in 2019 through 2027, $0.6 million from Computervision, which expire in 2017 and $1.5 million from 4CS which expire in 2030. The utilization of these NOL carryforwards is limited as a result of the change in ownership rules under Internal Revenue Code Section 382. In conjunction with filing our U.S. federal income tax return for fiscal 2008, and certain elections made on that return which were made in support of the European realignment but were previously not considered, we utilized net operating loss carryforwards that included windfall tax deductions for stock-based compensation expense. The windfall tax benefit realized for these deductions totaling $13.9 million was credited to additional paid-in capital in 2009.

As of September 30, 2011, we also had U.S. federal research and development credit carryforwards of $3.4 million, which expire beginning in 2030 and ending in 2031 and Massachusetts research and development credit carryforwards of $10.3 million, which expire beginning in 2016 and ending in 2026. A full valuation allowance is recorded against the Massachusetts research and development credit carryforwards.

We also have loss carryforwards in non-U.S. jurisdictions totaling $112.1 million, the majority of which do not expire. There are limitations imposed on the utilization of such NOLs that could further restrict the recognition of any tax benefits.

As of September 30, 2011, we have a valuation allowance of $13.8 million against net deferred tax assets in the U.S. and a remaining valuation allowance of $24.8 million against net deferred tax assets in certain foreign jurisdictions. The valuation allowance recorded against net deferred tax assets in the U.S. consists of $3.5 million for foreign tax credits and $10.3 million for Massachusetts research and development credits. The valuation allowance on foreign tax credits reflects the fact that deductions, not credits, are expected to be claimed in the U.S. in future periods. The valuation allowance recorded against net deferred tax assets of certain foreign jurisdictions is established primarily for our net operating loss carryforwards, the majority of which do not expire. There are limitations imposed on the utilization of such net operating losses that could further restrict the recognition of any tax benefits.

Significant management judgment is required to determine whether the future realization of our net deferred tax assets with a valuation allowance of $38.6 million as of September 30, 2011 is considered more likely than not. If and when we conclude that realization is more likely than not, we will record a reduction to our valuation allowance that will result in an increase to net income and additional paid-in capital in the period such determination is made.

As of September 30, 2011, our net deferred tax asset balance of $121.9 million primarily relates to our U.S. operations. We have concluded, based on the weight of available evidence, that most of our net deferred tax assets are more likely than not to be realized in the future. In arriving at this conclusion, we evaluated all available evidence, including our cumulative profitability on a pre-tax basis for the last three years (adjusted for permanent differences), which includes the results of having taken certain tax planning actions. We have taken and will continue to take measures to improve core earnings in the U.S. and we expect U.S. earnings to continue to improve in the near term. If the U.S. results do not improve as anticipated, however, a valuation allowance against the deferred tax assets may be required. We will continue to reassess our valuation allowance requirements each financial reporting period.

The changes to the valuation allowance were primarily due to:

	Year ended September 30,
	2011	2010	2009
	(in millions)
Valuation allowance beginning of year	$40.5	$46.3	$66.0
Net release of valuation allowance (1)	(2.4)	(16.8)	(12.1)
Establish valuation allowance in the U.S. on foreign tax credits	—	4.8	—
Net increase in deferred tax assets for foreign jurisdictions with a full valuation allowance	—	2.8	—
Net decrease in deferred tax assets for foreign jurisdictions with a full valuation allowance	(0.8)	(0.3)	(0.5)
Release of valuation allowance on windfall tax deductions	—	—	(6.6)
Adjust deferred tax asset and valuation allowance in the U.S. primarily for tax credits	1.3	3.7	—
Other	—	—	(0.5)

Valuation allowance end of year	$38.6	$40.5	$46.3

(1)

In 2011, 2010 and 2009, this net reduction is primarily attributed to the release of the valuation allowance on foreign tax credits in the U.S. In both 2011 and 2010, this was the result of the subsidiary reorganizations described previously. As such, the current year change is included in subsidiary reorganization in the reconciliation between our statutory income tax rate and our effective income tax rate. In 2009, this was the result of the realignment of our European business. The benefit of this release is deferred over the useful life of the property being transferred. The 2009 valuation allowance release amount is included in foreign rate differences in the reconciliation between our statutory income tax rate and our effective income tax rate.

Our policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of our income tax provision. In 2011, 2010 and 2009, we included in our income tax provision $0.3 million, $0.5 million and $0.8 million, respectively, of net interest expense and penalty expense of $0.1 million in 2010. In 2011 and 2009, we had no tax penalty expense in our income tax provision. As of September 30, 2011 and 2010, we had accrued $2.0 million and $1.0 million, respectively, of net estimated interest expense related to income tax accruals. We had no accrued tax penalties as of September 30, 2011, 2010 or 2009.

As of September 30, 2011, we had an unrecognized tax benefit of $16.2 million ($15.9 million net of tax benefits from other jurisdictions). As of September 30, 2010, we had an unrecognized tax benefit of $15.9 million ($15.6 million net of tax benefits from other jurisdictions). If all of our unrecognized tax benefits as of September 30, 2011 were to become recognizable in the future, we would record a $15.6 million benefit to the income tax provision. Changes in the unrecognized tax benefit were due to:

	Year ended September 30,
	2011	2010	2009
	(in millions)
Unrecognized tax benefit beginning of year	$15.9	$16.9	$26.3
Tax positions related to current year	1.1	1.2	3.8
Tax positions related to prior years	(0.8)	(2.2)	(12.3)
Settlements	—	—	(0.9)

Unrecognized tax benefit end of year	$16.2	$15.9	$16.9

In 2009, we closed the IRS examination of PTC’s U.S. federal tax years 2005 through 2007. The completion of the examination resulted in a decrease of unrecognized tax benefits of $9.4 million and a net benefit of $0.3 million to the tax provision. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates. We anticipate the settlement of tax audits may be finalized within the next twelve months and could result in a decrease in our unrecognized tax benefits of up to $4 million.

In the normal course of business, PTC and its subsidiaries are examined by various taxing authorities, including the IRS in the United States. As of September 30, 2011, we remained subject to examination in the following major tax jurisdictions for the tax years indicated:

Major Tax Jurisdiction	Open Years
United States	2003, 2008 through 2011
Germany	2007 through 2011
France	2007 through 2011
Japan	2005 through 2011
Ireland	2006 through 2011

We incurred expenses related to stock-based compensation in 2011, 2010 and 2009 of $45.4 million, $48.9 million and $43.3 million, respectively. Accounting for the tax effects of stock-based awards requires that we establish a deferred tax asset as the compensation is recognized for financial reporting prior to recognizing the tax deductions. The tax benefit recognized in the consolidated statement of operations related to stock-based compensation totaled $13.6 million, $14.8 million and $13.9 million in 2011, 2010 and 2009, respectively. Upon the settlement of the stock-based awards (i.e., exercise, vesting, forfeiture or cancellation), the actual tax deduction is compared with the cumulative financial reporting compensation cost and any excess tax deduction is considered a windfall tax benefit, and is tracked in a “windfall tax benefit pool” to offset any future tax deduction shortfalls and will be recorded as increases to additional paid-in capital in the period when the tax deduction reduces income taxes payable. In 2011, we recorded a net windfall of $9.4 million. In 2010, we recorded a net shortfall of $1.1 million. We follow the with-and-without approach for the direct effects of windfall tax deductions to determine the timing of the recognition of benefits for windfall tax deductions. As of September 30, 2011, the tax effect of windfall tax deductions which had not yet reduced taxes payable was $9.4 million.

In the fourth quarter of 2010, in conjunction with the subsidiary reorganization completed in 2010 and a subsequent transfer executed in 2011, we changed our assertion on the undistributed earnings of certain foreign subsidiaries resulting in a tax charge of $43.4 million in 2010 and a benefit of $0.7 million was recorded to foreign currency translation adjustment in accumulated other comprehensive income. With the exception of this continued reorganization, we have not provided for U.S. income taxes or foreign withholding taxes on foreign unrepatriated earnings as it is our current intention to permanently reinvest these earnings outside the U.S. If we decide to change this assertion in the future to repatriate any additional non-U.S. earnings, we may be required to establish a deferred tax liability on such earnings through a charge to our income tax provision. The cumulative amount of undistributed earnings of our subsidiaries for which U.S. income taxes have not been provided totaled approximately $99 million and $27 million as of September 30, 2011 and 2010, respectively. The amount of unrecognized deferred tax liability on the undistributed earnings cannot be practicably determined at this time. However, we do currently have an outstanding loan receivable in the amount of $334.5 million owed to the U.S. from our top tier foreign subsidiary that can be repaid to repatriate foreign generated cash to the U.S. without tax cost.

H. Long Term Debt

Revolving Credit Agreement

We have a multi-currency bank revolving credit facility (the credit facility) with a syndicate of ten banks for which JPMorgan Chase Bank, N.A. acts as Administrative Agent. In September 2011, we re-negotiated the terms of the credit facility with our existing lenders including a two year extension of the agreement and more favorable interest and covenant terms. The terms of the amended facility are included herein. The credit facility now matures on September 30, 2016, when all amounts will be due and payable in full. The credit facility does not require amortization of principal and may be paid before maturity in whole or in part at PTC’s option without penalty or premium. We expect to use the credit facility for general corporate purposes, including acquisitions of other businesses, and may also use it for working capital.

The credit facility consists of a $300 million revolving credit facility, which may be increased by up to an additional $150 million if the existing or additional lenders are willing to make such increased commitments (such increase may also be used, in whole or in part, for term loans). PTC is the sole borrower under the credit facility. The obligations under the credit facility are guaranteed by PTC’s material domestic subsidiaries and 65% of the voting equity interests of PTC’s material first-tier foreign subsidiaries are pledged as collateral for the obligations.

In May 2011, in connection with our acquisition of MKS, we borrowed $250 million under the credit facility at a variable interest rate which resets every 30 to 180 days, depending on the rate and period selected. As of September 30, 2011, the annual rate is 1.6875%, which will reset to then current rates as defined below on November 22, 2011. As of September 30, 2011, we had $200 million outstanding under the credit facility. We did not have any borrowings outstanding under the credit facility at September 30, 2010.

Interest rates on borrowings outstanding under the credit facility range from 1.25% to 1.625% above an adjusted LIBO rate for Eurodollar-based borrowings or would range from 0.25% to 0.625% above the defined base rate (the greater of the Prime Rate, the Federal Funds Effective Rate plus .005%, or an adjusted LIBO rate plus 1%) for base rate borrowings, in each case based upon PTC’s leverage ratio. Additionally, PTC may borrow certain foreign currencies at rates set in the same range above the respective London interbank offered interest rates for those currencies, based on PTC’s leverage ratio. A quarterly commitment fee on the undrawn portion of the credit facility is required, ranging from 0.20% to 0.30% per annum, based upon PTC’s leverage ratio.

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

•

a fixed charge coverage ratio, defined as the ratio of consolidated trailing four quarters EBITDA less consolidated capital expenditures to consolidated fixed charges, of no less than 1.25 to 1.00 at any time.

As of September 30, 2011, our leverage ratio was 0.85 to 1.00 and our fixed charge coverage ratio was 3.08 to 1.00. We were in compliance with all financial and operating covenants of the credit facility as of September 30, 2011.

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

In connection with entering into the credit facility and amending the facility in 2011, we incurred $1.0 million and $2.6 million of origination costs in 2011 and 2010, respectively, which are being expensed over the term of the credit facility.

In 2011, 2010 and 2009, we paid $1.5 million, $0.7 million and $2.4 million, respectively, of interest on our revolving credit facility. The average interest rate on borrowings outstanding during 2011, 2010 and 2009 and was approximately 2.1%, 1.6% and 3.2%, respectively.

I. Commitments and Contingencies

Leasing Arrangements

We lease office facilities and certain equipment under operating leases expiring at various dates through 2023. Certain leases require us to pay for taxes, insurance, maintenance and other operating expenses in addition to rent. Lease expense, net of sublease income, was $35.7 million, $37.5 million and $39.2 million in 2011, 2010 and 2009, respectively. At September 30, 2011, our future minimum lease payments (net of sublease income) under noncancellable operating leases are as follows:

Year ending September 30,	(in thousands)
2012	$38,546
2013	30,363
2014	25,378
2015	21,765
2016	16,896
Thereafter	80,986

Total minimum lease payments	$213,934

Amounts above include future minimum lease payments for our corporate headquarters facility, located in Needham, Massachusetts. The lease for our headquarters facility was renewed in the first quarter of 2011 for an additional ten years (through November 2022). The new lease provides for $12.8 million in landlord funding for leasehold improvements which we expect to complete in 2012 and 2013. We will capitalize these leasehold improvements as the assets are placed in service and amortize them to expense over the shorter of the lease term or their expected useful life. The $12.8 million of funding by the landlord is not included in the table above and reduces rent expense over the lease term.

As a result of restructuring initiatives in current and prior years, certain leased facilities are excess to our needs and are not occupied by us. The future minimum lease payments above include minimum future lease payments for excess facilities, net of sublease income under existing sublease arrangements. Our total future rental income under current sublease arrangements for excess facilities as of September 30, 2011 was $1.5 million.

As of September 30, 2011 and 2010, we had letters of credit and bank guarantees outstanding of approximately $3.8 million (of which $1.1 million was collateralized) and $4.7 million (of which $1.0 million was collateralized), respectively, primarily related to our corporate headquarters lease.

Legal Proceedings

We had been defending two separate lawsuits filed by GE Japan Corporation (formerly GE Capital Leasing Corporation) (“GEJ”) in the U.S. and Japan. On October 20, 2010, we entered into an agreement with GEJ to resolve GEJ’s claims against us. In connection with the resolution, we made a cash payment in the first quarter of 2011 to GEJ, in return for which GEJ withdrew all claims against PTC and PTC Japan and GEJ assigned to PTC and PTC Japan certain rights of recovery against third parties. Neither party admitted any liability to the other. As a result of the resolution reached with GEJ, we adjusted our corresponding litigation accrual to $50.6 million as of September 30, 2010, resulting in a $9.0 million gain in other income in the fourth quarter of 2010, based on the difference between the net cash outflow of this settlement with GEJ and the previously recorded liability. The resolution of this litigation reduced our cash balance by approximately $48 million in 2011.

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

J. Stockholders’ Equity

Preferred Stock

We may issue up to 5.0 million shares of our preferred stock in one or more series, 0.5 million of these shares are designated as Series A Junior Participating Preferred Stock. Our Board of Directors is authorized to fix the rights and terms for any series of preferred stock without additional shareholder approval.

Common Stock

Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors has periodically authorized us to repurchase shares of our common stock. Under our current authorization, approved by our Board of Directors in September 2011, we are authorized to repurchase up to $100 million worth of shares with cash from operations in the period October 1, 2011 through September 30, 2012. In 2011, we repurchased 2.6 million shares at a cost of $54.9 million. In 2010 and 2009, we repurchased 3.7 million shares at a cost of $62.5 million and 1.2 million shares at a cost of $14.2 million, respectively. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued. Future repurchases of shares will reduce our cash balances.

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

The fair value of restricted shares and restricted stock units granted in 2011, 2010 and 2009 was based on the fair market value of our stock on the date of grant. The weighted average fair value per share of restricted shares and restricted stock units granted in 2011, 2010 and 2009 was $21.91, $16.07 and $10.32, respectively. Pre-vesting forfeiture rates for purposes of determining stock-based compensation for all periods presented were estimated by us to be 0% for directors and executive officers, 4% for vice president-level employees and 7% for all other employees.

The following table shows total stock-based compensation expense recorded from our stock-based awards as reflected in our consolidated statements of operations:

	Year ended September 30,
	2011	2010	2009
	(in thousands)
Cost of license revenue	$15	$24	$50
Cost of service revenue	7,732	9,122	8,163
Sales and marketing	11,428	13,432	12,797
Research and development	8,547	9,480	8,214
General and administrative	17,680	16,853	14,104

Total stock-based compensation expense	$45,402	$48,911	$43,328

As of September 30, 2011, total unrecognized compensation cost related to unvested restricted shares and restricted stock units expected to vest was approximately $57.9 million and the weighted average remaining recognition period for unvested awards was 13 months.

As of September 30, 2011, 3.9 million shares of common stock were available for grant under the 2000 Plan and 8.5 million shares of common stock were reserved for issuance upon the exercise of stock options and vesting of restricted stock units granted and outstanding.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value as of September 30, 2011
Restricted stock activity for the year ended September 30, 2011	(in thousands except grant date fair value data)
Balance of nonvested outstanding restricted stock October 1, 2010	329	$18.09
Granted (1)	75	$22.46
Vested	(314)	$18.22

Balance of nonvested outstanding restricted stock September 30, 2011	90	$21.30	$1,387

(1)	These shares were issued to our non-employee directors as part of their compensation. The restrictions on these shares generally lapse in one or two equal annual installments from the date of grant.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value as of September 30, 2011
Restricted stock unit activity for the year ended September 30, 2011	(in thousands except grant date fair value data)
Balance of nonvested outstanding restricted stock units October 1, 2010	6,053	$14.25
Granted	2,624	$21.90
Vested	(2,871)	$14.47
Forfeited or not earned	(316)	$14.88

Balance of nonvested outstanding restricted stock units September 30, 2011	5,490	$17.75	$14,591

	Restricted Stock (1)		Restricted Stock Units
Restricted stock and restricted stock unit grants	Performance-based	Time-based	Performance-based (2)	Time-based (3)
(in thousands)
	(Number of Shares)		(Number of Units)
Year ended September 30, 2011	—	75	604	2,020

(1)	The time-based shares of restricted stock were issued to our non-employee directors as part of their compensation. The restrictions on these shares lapse over one or two years from the date of grant.
(2)	Of these performance-based RSUs, 244,010 will vest to the extent earned in three substantially equal installments on the later of November 15, 2011 and the date the Compensation Committee determines the extent to which the performance criteria have been achieved, November 15, 2012 and November 15, 2013. The remaining 360,082 performance-based RSUs are eligible to vest in three substantially equal installments on each of the later of November 15, 2013, November 15, 2014 and November 15, 2015 and the date the Compensation Committee determines the extent to which the applicable performance criteria have been achieved; RSUs for this grant not earned in a period may be earned in a later period to the extent the cumulative performance criteria are achieved.

(3)	The time-based RSUs were issued to employees, including some of our executive officers. Of these time-based RSUs, 1,059,327 will vest in three equal annual installments in November 2011, 2012 and 2013; 4,380 will vest in three equal annual installments in December 2011, 2012, and 2013; 41,404 will vest in three equal annual installments in June 2012, 2013 and 2014; 17,536 will vest in three equal annual installments in May 2012, 2013, and 2014; 735,059 will vest in three equal annual installments in March 2012, 2013 and 2014; 2,742 will vest in three equal installments in August 2012, 2013, and 2014; 5,786 will vest in three equal installments in September 2012, 2013, and 2014; and 154,320 will vest in two substantially equal installments on September 30, 2011 and September 30, 2012.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock option activity for the year ended September 30, 2011	(in thousands)		(in years)	(in thousands)
Outstanding:
Balance October 1, 2010	4,899	$12.08
Granted	147	$6.83
Cancelled	(184)	$30.94
Exercised	(1,858)	$13.34

Balance September 30, 2011	3,004	$9.89	1.51	$18,323

Exercisable September 30, 2011	2,897	$9.99	1.40	$17,424

As described in Note E, in the third quarter of 2011, in connection with our acquisition of MKS Inc., we granted 146,998 stock options to employees of MKS which vest over the next three years. These stock options were replacement stock options for unvested MKS stock options outstanding as of the acquisition date. The weighted average exercise price is $6.83 and the fair value of these grants was $2.5 million, of which $0.1 million was recorded as purchase price for the pre-acquisition service period. The remaining $2.4 million is being recognized as compensation expense over the vesting period.

	Year ended September 30,
	2011	2010	2009
Value of stock option and stock-based award activity	(in thousands)
Total intrinsic value of stock options exercised	$15,983	$10,528	$2,562
Total fair value of restricted stock and restricted stock unit awards vested	$68,772	$63,457	$22,704

In 2011, shares issued upon vesting of restricted stock units were net of 1.0 million shares retained by us to cover employee tax withholdings of $22.5 million. In 2010, shares issued upon vesting of restricted stock units were net of 1.2 million shares retained by us to cover employee tax withholdings of $20.3 million. In 2009, shares issued upon vesting of restricted stock and restricted stock units were net of 0.4 million shares retained by us to cover employee tax withholdings of $4.4 million.

Until July 2005, we generally granted stock options. For those options, the option exercise price was typically the fair market value at the date of grant, and they generally vested over four years and expired ten years from the date of grant.

Stock options outstanding and exercisable at September 30, 2011	Outstanding and Exercisable Options
Range of Exercise Prices	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
	(in thousands)	(years)
$4.98 – $4.98	650	1.37	$4.98
$5.94 – $8.13	224	2.18	$7.79
$8.50 – $8.50	651	0.66	$8.50
$9.05 – $11.28	276	2.25	$9.42
$11.48 – $20.75	1,096	1.72	$14.45

$4.98 – $20.75	2,897		$9.99

L. Employee Benefit Plan

We offer a savings plan to eligible U.S. employees. The plan is intended to qualify under Section 401(k) of the Internal Revenue Code. Participating employees may defer a portion of their pre-tax compensation, as defined, but not more than statutory limits. We contribute 50% of the amount contributed by the employee, up to a maximum of 6% of the employee’s earnings. Our matching contributions vest at a rate of 25% per year of service, with full vesting after four years of service. We made matching contributions of $4.4 million in 2011 and $4.2 million in both 2010 and 2009.

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

Effective April 1, 1990, the benefits under the U.S. pension plan were frozen indefinitely. We contribute all amounts deemed necessary on an actuarial basis to satisfy IRS funding requirements. Effective in 1998, benefits under one of the international plans were frozen indefinitely.

The following table presents the actuarial assumptions used in accounting for the pension plans:

	U.S. Plan			International Plans
	2011	2010	2009	2011	2010	2009
Weighted average assumptions used to determine benefit obligations at September 30 measurement date:
Discount rate	4.50%	5.00%	5.50%	4.8%	4.0%	5.1%
Rate of increase in future compensation (1)	—	—	—	3.0%	2.1%	2.1%
Weighted average assumptions used to determine net periodic pension cost for fiscal years ended September 30:
Discount rate	5.00%	5.50%	7.50%	4.0%	5.1%	5.7%
Rate of increase in future compensation	—	—	—	2.7%	2.1%	2.2%
Rate of return on plan assets	7.25%	7.50%	7.50%	5.6%	6.1%	6.2%

(1)	The rate of increase in future compensation is weighted for all plans, ongoing and frozen (with a 0% increase for frozen plans). The weighted rate of increase for ongoing non-U.S. plans was 2.7% at September 30, 2011 and 2010.

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

As of September 30, 2011, for the U.S. plan and the international plans, the weighted long-term rate of return assumption is 7.25% and 5.60%, respectively. These rates of return, together with the assumptions used to determine the benefit obligations as of September 30, 2011 in the table above, will be used to determine our 2012 net periodic pension cost, which we expect to be approximately $6 million.

The actuarially computed components of net periodic pension cost recognized in our consolidated statements of operations for each year are shown below:

	U.S. Plan			International Plans
	2011	2010	2009	2011	2010	2009
	(in thousands)
Interest cost of projected benefit obligation	$5,627	$5,626	$5,695	$2,382	$2,401	$2,312
Service cost	—	—	—	1,782	1,563	1,410
Expected return on plan assets	(5,373)	(4,881)	(4,974)	(2,254)	(2,291)	(1,903)
Amortization of prior service cost	—	—	—	—	—	—
Settlement gain	—	—	—	—	—	—
Recognized actuarial loss (gain)	2,549	2,344	1,226	334	(26)	(102)

Net periodic pension cost	$2,803	$3,089	$1,947	$2,244	$1,647	$1,717

The following tables display the change in benefit obligation and the change in the plan assets and funded status of the plans as well as the amounts recognized in our consolidated balance sheets:

	U.S. Plan		International Plans		Total
	Year ended September 30,
	2011	2010	2011	2010	2011	2010
	(in thousands)
Change in benefit obligation:
Projected benefit obligation—beginning of year	$113,558	$103,068	$58,828	$50,423	$172,386	$153,491
Service cost	—	—	1,782	1,563	1,782	1,563
Interest cost	5,627	5,626	2,382	2,401	8,009	8,027
Actuarial loss	8,467	8,416	(6,416)	8,518	2,051	16,934
Foreign exchange impact	—	—	39	(2,505)	39	(2,505)
Participant contributions	—	—	445	400	445	400
Benefits paid	(4,007)	(3,552)	(1,605)	(1,972)	(5,612)	(5,524)
Plan Amendments	—	—	(73)	—	(73)	—

Projected benefit obligation—end of year	$123,645	$113,558	$55,382	$58,828	$179,027	$172,386

Change in plan assets and funded status:
Plan assets at fair value—beginning of year	$75,953	$65,735	$39,167	$39,336	$115,120	$105,071
Actual return on plan assets	2,421	6,660	(4,022)	1,008	(1,601)	7,668
Employer contributions	—	7,110	2,206	2,101	2,206	9,211
Participant contributions	—	—	445	400	445	400
Foreign exchange impact	—	—	223	(1,706)	223	(1,706)
Benefits paid	(4,007)	(3,552)	(1,605)	(1,972)	(5,612)	(5,524)

Plan assets at fair value—end of year	74,367	75,953	36,414	39,167	110,781	115,120
Projected benefit obligation—end of year	123,645	113,558	55,382	58,828	179,027	172,386

Underfunded status	$(49,278)	$(37,605)	$(18,968)	$(19,661)	$(68,246)	$(57,266)

Accumulated benefit obligation—end of year	$123,645	$113,558	$51,083	$54,991	$174,728	$168,549

Amounts recognized in the balance sheet:
Non-current liability	$(49,278)	$(37,605)	$(18,968)	$(19,661)	$(68,246)	$(57,266)
Amounts in accumulated other comprehensive loss:
Unrecognized actuarial loss	$78,470	$69,600	$7,722	$8,272	$86,192	$77,872

We expect to recognize approximately $3.4 million of the unrecognized actuarial loss as of September 30, 2011 as a component of net periodic pension cost in 2012.

The following table shows the percentage of total plan assets for each major category of plan assets:

	U.S. Plan		International Plans
	September 30,
	2011	2010	2011	2010
Asset category:
Equity securities	60%	60%	41%	42%
Fixed income securities	40%	40%	31%	37%
Other	—	—	28%	21%

	100%	100%	100%	100%

We periodically review the pension plans’ investments in the various asset classes. The current asset allocation target is 60% equity securities and 40% fixed income securities for the U.S. plan and a CoCreate plan in Germany, and 100% fixed income securities for the other international plans. The fixed income securities for the other international plans primarily include investments held with insurance companies with fixed returns. The plans’ investment managers are provided specific guidelines under which they are to invest the assets assigned to them. In general, investment managers are expected to remain fully invested in their asset class with further limitations on risk as related to investments in a single security, portfolio turnover and credit quality.

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

In 2011, our actual return on plan assets was a loss of $1.6 million compared to a gain of $7.7 million and $1.8 million, in 2010 and 2009, respectively. Distress in the financial markets has caused, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuation of others. Lower than expected returns has impacted and may continue to impact the amount and timing of future contributions and expense for these plans.

Based on actuarial valuations and additional voluntary contributions, we contributed $2.2 million, $9.2 million, and $6.9 million in 2011, 2010 and 2009, respectively, to the plans. We expect to make contributions totaling approximately $7.5 million in 2012.

As of September 30, 2011, benefit payments expected to be paid over the next ten years are outlined in the following table:

	U.S. Plan	International Plans	Total
	(in thousands)
Year ending September 30,
2012	$4,001	$1,691	$5,692
2013	4,369	1,696	6,065
2014	4,801	1,755	6,556
2015	5,236	1,889	7,125
2016	5,676	2,067	7,743
2017 to 2021	36,180	14,415	50,595

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

	September 30, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
U.S. plan assets-common/collective trusts:
Fixed income securities:
U.S. Treasury, agency and other local government and non-corporate	$—	$9,991	$—	$9,991
Mortgage-backed	—	8,678	—	8,678
Corporate investment grade	—	10,948	—	10,948
U.S. equity securities:
Large capitalization stocks	—	33,368	—	33,368
Small capitalization stocks	—	4,936	—	4,936
U.S. real estate investment trusts	—	712	—	712
International equity securities:
Large/mid capitalization stocks	—	4,913	—	4,913
Small capitalization stocks	—	72	—	72
Emerging large/mid capitalization stocks	—	686	—	686
Commodities	—	63	—	63

	$—	$74,367	$—	$74,367

The International Plan assets are comprised primarily of investments in a trust and an insurance company. The underlying investments in the trust are primarily publicly traded European DJ EuroStoxx50 equities and European governmental fixed income securities. They are classified as Level 1 because the underlying units of the trust are traded in open public markets. The fair value of the underlying investments in equity securities and fixed income are based upon publicly traded exchange prices

	September 30, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
International plan assets:
Fixed income securities:
Government	$7,062	$—	$—	$7,062
Europe corporate investment grade	4,299	—	—	4,299
Europe large capitalization stocks	14,984	—	—	14,984
Insurance company funds (1)	—	9,223	—	9,223
Cash	846	—	—	846

	$27,191	$9,223	$—	$36,414

(1)	These investments are comprised primarily of fixed income security funds invested with an insurance company in Japan.

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

The revenue and operating income attributable to these operating segments are summarized as follows:

	Year ended September 30,
	2011	2010	2009
	(in thousands)
Software Products segment revenue	$875,511	$770,808	$691,825
Services segment revenue	291,438	239,241	246,360

Total revenue	$1,166,949	$1,010,049	$938,185

Operating income: (1)
Software Products segment	$557,879	$465,968	$397,156
Services segment (2)	22,577	19,214	19,680
Sales and marketing expenses	(353,051)	(317,532)	(312,847)
General and administrative expenses	(110,291)	(92,875)	(84,694)

Total operating income	$117,114	$74,775	$19,295

(1)	We recorded restructuring and in-process research and development charges of $23.0 million in 2009. Software Products included $4.1 million; Services included $3.4 million; sales and marketing expenses included $11.5 million; and general and administrative expenses included $4.0 million, of the total restructuring and in-process research and development charges recorded in 2009.
(2)	In the first quarter of 2011, we made a strategic decision to enter into a contract with a customer in the automotive industry, for which we expect our costs to exceed our revenue by approximately $5 million. Services segment operating income in 2011 includes immediate recognition of the approximately $5 million estimated loss on this contract and resulted in a reduction of service margins by approximately 2%.

We report revenue by product group, Desktop and Enterprise. Desktop revenue includes our CAx Solutions, primarily: Creo Parametric, Creo Elements/Direct, Arbortext authoring products and Mathcad. Enterprise revenue includes our PLM solutions, primarily: Windchill, Arbortext enterprise products, Creo View and Integrity.

Amounts for the years ended September 30, 2010 and 2009 presented in the tables below include immaterial reclassifications between product groups and geographic regions made to conform to the current year classification.

	Year ended September 30,
	2011	2010	2009
	(in thousands)
Desktop	$625,086	$542,291	$545,007
Enterprise	541,863	467,758	393,178

Total revenue	$1,166,949	$1,010,049	$938,185

Data for the geographic regions in which we operate is presented below.

	Year ended September 30,
	2011	2010	2009
	(in thousands)
Revenue:
Americas (1)	$429,215	$385,853	$351,826
Europe (2)	466,532	388,513	372,436
Pacific Rim	148,000	131,632	109,833
Japan	123,202	104,051	104,090

Total revenue	$1,166,949	$1,010,049	$938,185

	September 30,
	2011	2010	2009
	(in thousands)
Long-lived tangible assets:
Americas (3)	$42,767	$38,417	$41,184
Europe	5,693	5,753	6,181
Asia-Pacific	14,109	13,894	10,740

Total long-lived tangible assets	$62,569	$58,064	$58,105

(1)	Includes revenue in the United States totaling $409.8 million, $370.8 million and $337.4 million for 2011, 2010 and 2009, respectively.
(2)	Includes revenue in Germany totaling $176.6 million, $143.8 million and $120.8 million for 2011, 2010 and 2009, respectively.
(3)	Substantially all of the Americas long-lived tangible assets are located in the United States.

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

O. Subsequent Events

Restricted Stock Unit Grants

On October 1, November 1, November 14 and November 15, 2011, we granted the restricted stock units shown in the table below. The performance-based RSUs were issued to employees, including some of our executive officers, and are earned based on achievement of performance conditions established by the Compensation Committee of our Board of Directors on the grant date and are also subject to service conditions. Of these performance-based RSUs, (i) 424,258 are eligible to vest to the extent earned in three substantially equal installments on the later of November 15, 2012 or the date the Compensation Committee determines the extent to which the applicable performance criteria have been achieved, November 15, 2013 and November 15, 2014; (ii) 52,012 are eligible to vest in two substantially equal installments on the later of each of November 15, 2012 and November 15, 2013 and the date the Compensation Committee determines the extent to which the applicable performance criteria have been achieved; and (iii) 309,976 are eligible to vest in two substantially equal installments on the later of each of November 15, 2013 and November 15, 2014 and the date the Compensation Committee determines the extent to which the applicable performance criteria have been achieved; RSUs not earned November 15, 2013 may be earned on November 15, 2014 to the extent the cumulative performance criteria are achieved. The time-based RSUs were issued to employees, including some of our executive officers, and will vest in three substantially equal annual installments on each of November 15, 2012, November 15, 2013 and November 15, 2014.

	Performance-Based RSUs	Time-Based RSUs
	(in thousands)
Number Granted	786	1,110
Intrinsic Value	$15,376	$21,993

Related Party Transaction

On November 15, 2011, we entered into a consulting agreement with Professor Michael Porter, a director of PTC. In consideration for providing consulting services, we made a restricted stock grant valued at $200,000 (9,402 shares) to Professor Porter, half of which will vest on November 15, 2012 and the other half of which will vest on November 15, 2013. Professor Porter may also earn up to $240,000 in fees for participation in strategy events on behalf of PTC. If we terminate the agreement without cause, vesting of all the shares will be accelerated.

Revolving Credit Facility

On October 24, 2011, we borrowed an additional $40.0 million under our revolving credit facility for short-term cash requirements, including the payment of fiscal 2011 incentive compensation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Parametric Technology Corporation:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Parametric Technology Corporation and its subsidiaries (the “Company”) at September 30, 2011 and 2010 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Annual Report on Internal Control over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded MKS Inc. from its assessment of internal control over financial reporting, as of September 30, 2011, because it was acquired by the Company in a business combination during the third quarter of 2011. We have also excluded MKS from our audit of internal control over financial reporting. MKS’s total assets and total revenue represented less than 2% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2011.

PricewaterhouseCoopers LLP

Boston, Massachusetts

November 22, 2011

SELECTED CONSOLIDATED FINANCIAL DATA

You should read the following selected consolidated financial data in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report.

The consolidated statements of operations data for the years ended September 30, 2011, 2010 and 2009 and the consolidated balance sheet data as of September 30, 2011 and 2010 are derived from our audited consolidated financial statements appearing elsewhere in this Annual Report. The consolidated statements of operations data for the years ended September 30, 2008 and 2007 and the consolidated balance sheet data as of September 30, 2009, 2008 and 2007 are derived from our audited consolidated financial statements that are not included in this Annual Report. The historical results are not necessarily indicative of results in any future period.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA (1)

(in thousands, except per share data)

	2011	2010	2009	2008	2007
Revenue	$1,166,949	$1,010,049	$938,185	$1,070,330	$941,279
Operating income	117,114	74,775	19,295	125,245	92,768
Net income	85,424	24,368	31,522	79,702	143,656
Earnings per share—Basic	0.73	0.21	0.27	0.70	1.27
Earnings per share—Diluted	0.71	0.20	0.27	0.68	1.22
Total assets	1,629,682	1,307,064	1,350,212	1,349,573	1,090,313
Working capital (2)	122,873	115,263	112,915	119,646	164,289
Long-term liabilities (2)	337,601	106,766	155,080	169,200	65,464
Stockholders’ equity	822,690	747,304	761,581	702,525	594,507

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands, except per share data)

	September 30, 2011	July 2, 2011	April 2, 2011	January 1, 2011
Revenue	$339,425	$291,783	$269,189	$266,552
Operating income	51,248	24,530	24,226	17,110
Net income	37,621	15,526	19,017	13,260
Earnings per share:
Basic	$0.32	$0.13	$0.16	$0.11
Diluted	$0.31	$0.13	$0.16	$0.11
Common Stock prices: (3)
High	$24.00	$24.61	$25.30	$23.36
Low	$14.70	$21.12	$20.99	$19.19

	September 30, 2010	July 3, 2010	April 3, 2010	January 2, 2010
Revenue	$268,066	$242,998	$240,556	$258,429
Operating income	28,945	11,978	11,511	22,341
Net income (loss)	(13,215)	10,718	9,002	17,863
Earnings (loss) per share:
Basic	$(0.11)	$0.09	$0.08	$0.15
Diluted	$(0.11)	$0.09	$0.08	$0.15
Common Stock prices: (3)
High	$19.54	$19.97	$18.36	$16.85
Low	$15.56	$15.32	$15.73	$13.39

(1)	The consolidated financial position and results of operations data reflect our acquisitions of MKS on May 31, 2011 for $265.2 million in cash; and CoCreate Software GmbH on November 30, 2007 for $247.5 million in cash, as well as certain other less significant businesses during these periods. Results of operations for the acquired businesses have been included in the consolidated statements of operations since their acquisition dates.
(2)	Working capital and long-term liabilities for historical periods reflect reclassifications of borrowings outstanding under our revolving credit facility from current liabilities to long-term liabilities.
(3)	The common stock prices are based on the Nasdaq Global Select Market daily high and low sale prices. Our common stock is traded on the Nasdaq Global Select Market under the symbol “PMTC.”