Form 10-Q
period 2011-12-31
PARAMETRIC TECHNOLOGY CORP
filed 2012-02-08
CIK 857005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011
Commission File Number: 0-18059
____________________________________________________
Parametric Technology Corporation
(Exact name of registrant as specified in its charter)
____________________________________________________

Massachusetts	04-2866152
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
140 Kendrick Street, Needham, MA 02494
(Address of principal executive offices, including zip code)
(781) 370-5000
(Registrant’s telephone number, including area code)
 ____________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There were 119,103,630 shares of our common stock outstanding on February 3, 2012.

PARAMETRIC TECHNOLOGY CORPORATION
INDEX TO FORM 10-Q
For the Quarter Ended December 31, 2011

PART I—FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS

PARAMETRIC TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	December 31, 2011	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$187,351	$167,878
Accounts receivable, net of allowance for doubtful accounts of $3,290 and $3,902 at December 31, 2011 and September 30, 2011, respectively	221,436	230,220
Prepaid expenses	31,405	30,582
Other current assets	94,046	109,433
Deferred tax assets	54,050	54,151
Total current assets	588,288	592,264
Property and equipment, net	62,156	62,569
Goodwill	610,139	613,394
Acquired intangible assets, net	211,931	222,017
Deferred tax assets	104,183	98,064
Other assets	36,688	41,374
Total assets	$1,613,385	$1,629,682
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,638	$16,974
Accrued expenses and other current liabilities	55,965	60,167
Accrued compensation and benefits	71,123	95,980
Accrued income taxes	16,548	11,895
Deferred tax liabilities	3,974	4,440
Deferred revenue	268,145	279,935
Total current liabilities	428,393	469,391
Revolving credit facility	200,000	200,000
Deferred tax liabilities	24,767	25,919
Deferred revenue	15,152	14,389
Other liabilities	97,344	97,293
Total liabilities	765,656	806,992
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 118,620 and 116,937 shares issued and outstanding at December 31, 2011 and September 30, 2011, respectively	1,186	1,169
Additional paid-in capital	1,812,845	1,805,021
Accumulated deficit	(896,613)	(918,736)
Accumulated other comprehensive loss	(69,689)	(64,764)
Total stockholders’ equity	847,729	822,690
Total liabilities and stockholders’ equity	$1,613,385	$1,629,682

The accompanying notes are an integral part of the condensed consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended
	December 31, 2011	January 1, 2011
Revenue:
License	$89,088	$75,473
Service	229,188	191,079
Total revenue	318,276	266,552
Costs and expenses:
Cost of license revenue	7,659	5,954
Cost of service revenue	90,560	80,107
Sales and marketing	97,778	84,521
Research and development	54,993	51,522
General and administrative	29,572	23,484
Amortization of acquired intangible assets	5,209	3,854
Total costs and expenses	285,771	249,442
Operating income	32,505	17,110
Interest and other (expense) income, net	(2,643)	(1,886)
Income before income taxes	29,862	15,224
Provision for income taxes	7,739	1,964
Net income	$22,123	$13,260
Earnings per share—Basic	$0.19	$0.11
Earnings per share—Diluted	$0.18	$0.11
Weighted average shares outstanding—Basic	117,715	116,827
Weighted average shares outstanding—Diluted	120,576	121,150

The accompanying notes are an integral part of the condensed consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	December 31, 2011	January 1, 2011
Cash flows from operating activities:
Net income	$22,123	$13,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,026	14,069
Stock-based compensation	13,382	11,027
Excess tax benefits from stock-based awards	(150)	(262)
Other non-cash costs, net	101	27
Changes in operating assets and liabilities:
Accounts receivable	13,295	(958)
Accounts payable and accrued expenses	(9,179)	4,585
Accrued compensation and benefits	(23,677)	(33,818)
Deferred revenue	(2,075)	(7,425)
Accrued litigation	—	(52,129)
Accrued income taxes	(2,409)	(2,069)
Other current assets and prepaid expenses	7,884	6,127
Other noncurrent assets and liabilities	164	(472)
Net cash provided (used) by operating activities	36,485	(48,038)
Cash flows from investing activities:
Additions to property and equipment	(7,570)	(5,412)
Acquisitions of businesses	(880)	—
Net cash used by investing activities	(8,450)	(5,412)
Cash flows from financing activities:
Borrowings under revolving credit facility	40,000	—
Repayments of borrowings under revolving credit facility	(40,000)	—
Proceeds from issuance of common stock	7,196	12,232
Excess tax benefits from stock-based awards	150	262
Payments of withholding taxes in connection with vesting of stock-based awards	(12,661)	(17,168)
Net cash used by financing activities	(5,315)	(4,674)
Effect of exchange rate changes on cash and cash equivalents	(3,247)	786
Net increase (decrease) in cash and cash equivalents	19,473	(57,338)
Cash and cash equivalents, beginning of period	167,878	240,253
Cash and cash equivalents, end of period	$187,351	$182,915

The accompanying notes are an integral part of the condensed consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended
	December 31, 2011	January 1, 2011
Net income	$22,123	$13,260
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(5,070)	(2,990)
Minimum pension liability adjustment	145	119
Other comprehensive loss	(4,925)	(2,871)
Comprehensive income	$17,198	$10,389

The accompanying notes are an integral part of the condensed consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
General
The accompanying unaudited condensed consolidated financial statements include the accounts of Parametric Technology Corporation (PTC) and its wholly owned subsidiaries and have been prepared by management in accordance with accounting principles generally accepted in the United States of America and in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. While we believe that the disclosures presented are adequate in order to make the information not misleading, these unaudited quarterly financial statements should be read in conjunction with our annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair statement of our financial position, results of operations and cash flows at the dates and for the periods indicated. Unless otherwise indicated, all references to a year mean our fiscal year, which ends on September 30. The September 30, 2011 consolidated balance sheet included herein is derived from our audited consolidated financial statements.
The results of operations for the three months ended December 31, 2011 are not necessarily indicative of the results expected for the remainder of the fiscal year.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-8, Intangibles-Goodwill and Other (Topic 350):Testing Goodwill for Impairment. Under the amendment, an entity has the option,but is not required, to first assess qualitative factors (“Qualitative Assessment” or QA”) to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If, after assessing facts and circumstances in the aggregate, an entity determines it does not fail the QA, then performing the traditional two-step impairment test is unnecessary. Otherwise, an entity is required to proceed to the first step of the goodwill impairment test as outlined in ASC Topic 350. The objective of the Update is to simplify the requirement to test goodwill for impairment and was issued in response to preparer concerns about the cost and complexity of performing the first step of the two-step goodwill impairment test. The Update can be applied for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.

2. Deferred Revenue and Financing Receivables
Deferred Revenue
Deferred revenue primarily relates to software maintenance agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and, if not yet paid, the related customer receivable is included in other current assets. Billed but uncollected maintenance-related amounts included in other current assets at December 31, 2011 and September 30, 2011 were $84.4 million and $93.0 million, respectively.
Financing Receivables
We periodically provide extended payment terms for software purchases to credit-worthy customers with payment terms up to 24 months. The determination on whether to offer such payment terms is based on the size, nature and credit-worthiness of the customer, and the history of collecting amounts due, without concession, from the customer. As of December 31, 2011 and September 30, 2011, amounts due from customers for contracts with extended payment terms (financing receivables) totaled $75.6 million and $72.3 million, respectively. Accounts receivable in the accompanying consolidated balance sheets include current receivables from such contracts totaling $61.0 million and $55.2 million at December 31, 2011 and September 30, 2011, respectively, and other assets in the accompanying consolidated balance sheets include long-term receivables from such contracts totaling $14.6 million and $17.1 million at December 31, 2011 and September 30, 2011, respectively. We evaluate estimated credit losses on financing receivables based on whether the customers are making payments as they become due, customer credit-worthiness and existing economic conditions. We write off uncollectible trade and financing receivables when we have exhausted all collection avenues. As of December 31, 2011 and September 30, 2011, we concluded that all financing receivables were collectible and no reserve for credit losses was recorded. We did not provide a reserve for credit losses or write off any uncollectible financing receivables in the three months ended December 31, 2011 and fiscal year 2011.
We periodically transfer future payments under certain of these contracts to third-party financial institutions on a non-recourse basis. We record such transfers as sales of the related accounts receivable when we surrender control of such receivables. We sold $6.3 million of financing receivables to third-party financial institutions in the three months ended December 31, 2011. We sold no financing receivables to third-party financial institutions in the three months ended January 1, 2011.

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
Our equity incentive plans are described more fully in Note K to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Restricted stock activity for the three months ended December 31, 2011	Shares	Weighted Average Grant Date Fair Value (Per Share)
	(in thousands)
Balance of outstanding restricted stock September 30, 2011	90	$21.30
Granted	9	$21.27
Vested	(15)	$15.36
Balance of outstanding restricted stock December 31, 2011	84	$22.33
Restricted stock unit activity for the three months ended December 31, 2011	Shares	Weighted Average Grant Date Fair Value (Per Share)
	(in thousands)
Balance of outstanding restricted stock units September 30, 2011	5,490	$17.75
Granted	1,914	$19.70
Vested	(1,760)	$15.18
Forfeited or not earned	(127)	$18.72
Balance of outstanding restricted stock units December 31, 2011	5,517	$19.22
Restricted stock and restricted stock unit grants in the first three months of 2012

	Restricted Stock (1)		Restricted Stock Units
Grant Period	Performance-based	Time-based	Performance-based (2)	Time-based (3)
(in thousands)
	(Number of Shares)		(Number of Units)
First three months of 2012	—	9	786	1,128
_________________

(1)
The time-based shares of restricted stock were issued to a non-employee director in connection with a consulting contract we entered into with him. The restrictions on these shares lapse in two substantially equal annual installments from the date of grant.

(2)
Of these performance-based RSUs, 52,012 will be eligible to vest in two substantially equal installments on the later of each of November 15, 2012 and November 15, 2013 and the date the Compensation Committee determines the extent to which the performance criteria have been achieved and 424,258 will vest to the extent earned in three substantially equal installments on the later of November 15, 2012 and the date the Compensation Committee determines the extent to which performance criteria have been achieved, November 15, 2013 and November 15, 2014. The remaining 309,976 performance-based RSUs are eligible to vest in two substantially equal installments on the later of each of November 15, 2013 and November 15, 2014 and the date the Compensation Committee determines the extent to which the applicable performance criteria have been achieved; RSUs not earned for 2013 may be earned for 2014 to the extent the cumulative performance criteria are achieved.

(3)
The time-based RSUs were issued to employees, including some of our executive officers. These time-based RSUs will vest in three substantially equal annual installments in November 2012, 2013 and 2014.

Classification of compensation expense recorded for our stock-based awards as reflected in our consolidated statements of operations

	December 31, 2011	January 1, 2011
	(in thousands)
Cost of license revenue	$5	$3
Cost of service revenue	2,513	2,137
Sales and marketing	3,728	2,429
Research and development	2,549	2,393
General and administrative	4,587	4,065
Total stock-based compensation expense	$13,382	$11,027

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

Calculation of Basic and Diluted EPS	December 31, 2011	January 1, 2011
	(in thousands, except per share data)
Net income	$22,123	$13,260
Weighted average shares outstanding—Basic	117,715	116,827
Dilutive effect of employee stock options, restricted shares and restricted stock units	2,861	4,323
Weighted average shares outstanding—Diluted	120,576	121,150
Earnings per share—Basic	$0.19	$0.11
Earnings per share—Diluted	$0.18	$0.11

Stock options to purchase 0.2 million shares for the first quarter of 2012 and 0.1 million shares for the first quarter of 2011 were outstanding but were not included in the calculation of diluted EPS because the exercise prices per share were greater than the average market price of our common stock for those periods. These shares were excluded from the computation of diluted EPS as the effect would have been anti-dilutive.
Common Stock Repurchases
Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors has authorized us to repurchase up to $100 million worth of shares with cash from operations in the period October 1, 2011 through September 30, 2012. We did not repurchase any shares in the first quarter of either 2012 or 2011. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.

5. Acquisitions
In 2011, we completed the acquisitions of MKS and 4CS described more fully in Note E to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. The results of operations of these acquired businesses have been included in our consolidated financial statements beginning on their respective acquisition dates. These acquisitions added $18.5 million to our revenue for the three months ended December 31, 2011 and $26.6 million of operating costs and expenses including acquisition-related costs of $2.1 million and amortization of acquired intangible assets of $3.4 million.
Acquisition-related costs include charges related to acquisition integration activities (i.e., severance and professional fees). These costs have been classified in general and administrative expenses in the accompanying consolidated statements of operations.
4CS
On September 2, 2011, we acquired all of the outstanding common stock of 4C Solutions, Inc. (4CS) for $14.9 million in cash (net of $0.1 million of cash acquired). 4CS's results of operations have been included in our consolidated financial statements beginning September 3, 2011. Our results of operations prior to this acquisition, if presented on a pro forma basis, would not differ materially from our reported results.
As of September 30, 2011, we had recorded a liability for an additional $1.2 million of contingent purchase price included in accrued expenses and other current liabilities on the consolidated balance sheet. In the first quarter of 2012 we paid $0.9 million of this contingent purchase price and we expect to pay the remainder in the second quarter of 2012. Any further adjustments that could lower the purchase price in accordance with contingent provisions in the acquisition agreement are not anticipated to be material.

MKS
On May 31, 2011, we acquired all of the outstanding common stock of MKS Inc. (MKS) for $265.2 million, net of $33.2 million of cash acquired. MKS's results of operations have been included in our consolidated financial statements beginning May 31, 2011.
The unaudited financial information in the table below summarizes the combined results of operations of PTC and MKS, on a pro forma basis, as though the companies had been combined as of the beginning of PTC's fiscal year 2010. The pro forma information presented includes the effects of business combination accounting resulting from the acquisition, including amortization charges from acquired intangibles assets, stock-based compensation charges for unvested stock options, interest expense on borrowings in connection with the acquisition, and the related tax effects as though the acquisition had been consummated as of the beginning of 2010. These pro forma results exclude the impact of the purchase accounting adjustment to deferred revenue and the transaction costs included in the historical results and the related tax effects. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place at the beginning of 2010. The pro forma financial information is based on PTC's results of operations for the three months ended January 1, 2011, combined with MKS's results of operations for the three months ended January 31, 2011 (due to differences in reporting periods).

Three months ended
January 1, 2011
(in millions, except per share amounts)
Revenue	$284.5
Net income	$12.5
Earnings per share—Basic	$0.11
Earnings per share—Diluted	$0.10

6. Goodwill and Intangible Assets
We have two reportable segments: (1) software products and (2) services. As of December 31, 2011 and September 30, 2011, goodwill and acquired intangible assets in the aggregate attributable to our software products reportable segment was $793.1 million and $806.0 million, respectively, and attributable to our services reportable segment was $29.0 million and $29.4 million, respectively. Goodwill is tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting segment below its carrying value. We completed our most recent annual impairment review as of July 2, 2011 and concluded that no impairment charge was required as of that date. Acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.
Goodwill and acquired intangible assets consisted of the following:

	December 31, 2011			September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Goodwill (not amortized)			$610,139			$613,394
Intangible assets with finite lives (amortized) (1):
Purchased software	$176,769	$115,247	61,522	$178,388	$112,555	65,833
Capitalized software	22,877	22,877	—	22,877	22,877	—
Customer lists and relationships	226,461	78,997	147,464	227,961	75,050	152,911
Trademarks and trade names	10,973	8,192	2,781	11,035	7,967	3,068
Other	3,450	3,286	164	3,506	3,301	205
	$440,530	$228,599	211,931	$443,767	$221,750	222,017
Total goodwill and acquired intangible assets			$822,070			$835,411

(1) The weighted average useful lives of purchased software, customer lists and relationships, trademarks and trade names and other intangible assets with a remaining net book value are 8years, 10years, 6 years, and 4 years, respectively.

Goodwill
The changes in the carrying amounts of goodwill for the three months ended December 31, 2011 are due to foreign currency translation adjustments related to those asset balances that are recorded in non-U.S. currencies.
Changes in goodwill for the three months ended December 31, 2011, presented by reportable segment, are as follows:

	Software Products Segment	Services Segment	Total
	(in thousands)
Balance, September 30, 2011	$588,443	$24,951	$613,394
Foreign currency translation adjustments	(3,195)	(60)	(3,255)
Balance, December 31, 2011	$585,248	$24,891	$610,139

Amortization of intangible assets
The aggregate amortization expense for intangible assets with finite lives recorded for the first three months of 2012 and 2011 was classified in our consolidated statements of operations as follows:

	December 31, 2011	January 1, 2011
	(in thousands)
Amortization of acquired intangible assets	$5,209	$3,854
Cost of license revenue	4,103	3,363
Total amortization expense	$9,312	$7,217

The estimated aggregate future amortization expense for intangible assets with finite lives remaining as of December 31,

2011 is $26.9 million for the remainder of 2012, $36.0 million for 2013, $33.9 million for 2014, $30.5 million for 2015, $23.0 million for 2016, $19.4 million for 2017 and $42.2 million thereafter.

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
Our significant financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and September 30, 2011 were as follows:

	December 31, 2011	September 30, 2011
	(in thousands)
Financial assets:
Cash equivalents—Level 1 (1)	$66,211	$36,018
Forward contracts—Level 2	42	5,510
	$66,253	$41,528
_________________

(1)	Money market funds and time deposits.

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

As of December 31, 2011 and September 30, 2011, we had outstanding forward contracts with notional amounts equivalent to the following:

Currency Hedged	December 31, 2011	September 30, 2011
	(in thousands)
Canadian Dollar / U.S. Dollar	$73,571	$92,748
Euro / U.S. Dollar	55,623	65,773
Canadian Dollar / Euro	23,499	—
Chinese Renminbi / U.S. Dollar	14,780	19,973
Japanese Yen / U.S. Dollar	13,374	13,676
Swiss Franc / U.S. Dollar	8,932	9,419
British Pound / Euro	6,127	3,993
All other	10,875	7,350
Total	$206,781	$212,932

The accompanying consolidated balance sheets as of December 31, 2011 and September 30, 2011 include a net asset of $0.1 million and $5.5 million, respectively, in other current assets related to the fair value of our forward contracts.

Net gains and losses on foreign currency exposures, including realized and unrealized gains and losses on forward contracts, included in foreign currency net losses, were net losses of $2.2 million for the three months ended December 31, 2011 and January 1, 2011. Excluding the underlying foreign currency exposure being hedged, net realized and unrealized gains and losses on forward contracts included in foreign currency net losses, were a net loss of $0.7 million and a net gain of $1.3 million for the three months ended December 31, 2011 and January 1, 2011, respectively.

9. Segment Information
We operate within a single industry segment—computer software and related services. Operating segments as defined under GAAP are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our President and Chief Executive Officer. We have two operating and reportable segments: (1) Software Products, which includes license and related maintenance revenue (including updates and technical support) for all our products except training-related products; and (2) Services, which includes consulting, implementation, training, computer-based training products, including maintenance on these products, and other support revenue. In our consolidated statements of operations, maintenance revenue is included in service revenue. We do not allocate sales and marketing or administrative expenses to our operating segments as these activities are managed on a consolidated basis.

The revenue and operating income attributable to our operating segments are summarized as follows:

	Three months ended
	December 31, 2011	January 1, 2011
	(in thousands)
Revenue:
Total Software Products segment revenue	$236,963	$201,910
Total Services segment revenue	81,313	64,642
Total revenue	$318,276	$266,552
Operating income:
Software Products segment	$151,961	$126,519
Services segment (1)	7,894	(1,404)
Sales and marketing expenses	(97,778)	(84,521)
General and administrative expenses	(29,572)	(23,484)
Total operating income	$32,505	$17,110

(1)
In the first quarter of 2011, we made a strategic decision to enter into a contract with a customer in the automotive industry, for which we expected our costs to exceed our revenue by approximately $5 million. Services segment operating income in the first three months of 2011 included immediate recognition of the approximately 5 million estimated loss on this contract.

We report revenue by product group, Desktop and Enterprise. Desktop revenue includes our CAD Solutions, primarily: Creo Parametric, Creo Elements/Direct, Mathcad and Arbortext authoring products. Enterprise revenue includes our PLM solutions, primarily: Windchill, Arbortext enterprise products, Creo View and Integrity. Data for the three months ended January 1, 2011 includes immaterial reclassifications between product groupings made to conform to the current classification.

	Three months ended
	December 31, 2011	January 1, 2011
	(in thousands)
Revenue:
Desktop	$153,863	$146,256
Enterprise	164,413	120,296
Total revenue	$318,276	$266,552

Data for the geographic regions in which we operate is presented below.

	Three months ended
	December 31, 2011	January 1, 2011
	(in thousands)
Revenue:
Americas (1)	$117,490	$100,093
Europe (2)	133,175	107,876
Pacific Rim	37,250	33,612
Japan	30,361	24,971
Total revenue	$318,276	$266,552
_________________

(1)	Includes revenue in the United States totaling $110.7 million and $95.5 million for the three months ended December 31, 2011 and January 1, 2011, respectively.

(2)	Includes revenue in Germany totaling $56.2 million and $33.3 million for the three months ended December 31, 2011 and January 1, 2011, respectively.

10. Income Taxes
In the first quarter of 2012, our effective tax rate was a provision of 26% on pre-tax income of $29.9 million, compared to a provision of 13% on pre-tax income of $15.2 million in the first quarter of 2011. In the first quarter of 2012, our effective tax rate was lower than the 35% statutory federal income tax rate due primarily to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate. Our provision includes the expiration on December 31, 2011 of the research and development (R&D) credit in the U.S. and a discrete non-cash charge of $1.5 million related to the impact of a Japanese legislative change, enacted in the first quarter, on our Japan entity's deferred tax assets. Additionally, we expect to make an R&D cost sharing prepayment by a foreign subsidiary to the U.S. at the same level as the prior year. If such prepayment is not ultimately paid within the fiscal year, the effective tax rate would be favorably impacted by up to $7.5 million. In the first quarter of 2011, our effective tax rate was lower than the 35% statutory federal income tax rate due primarily to our corporate tax structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate and a $1.8 million tax benefit related to R&D credits in the U.S. triggered by a retroactive extension of the R&D tax credit enacted in the first quarter of 2011.
As of December 31, 2011 and September 30, 2011, we had unrecognized tax benefits of $16.8 million ($16.4 million net of state tax benefits) and $16.2 million ($15.9 million net of state tax benefits), respectively. If all of our unrecognized tax benefits as of December 31, 2011 were to become recognizable in the future, we would record a $15.9 million benefit to the income tax provision.
Our policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of our income tax provision. In the first three months of 2012 and 2011 we included $0.1 million of interest expense and no tax penalty expense in our income tax provision. As of December 31, 2011 and September 30, 2011 we had accrued $2.1 million and $2.0 million, respectively, of estimated interest expense and we had no accrued tax penalties. Changes in our unrecognized tax benefits in the three months ended December 31, 2011 were as follows:

(in millions)
Balance as of October 1, 2011	$16.2
Tax positions related to current year	0.4
Tax positions related to prior years	0.2
Balance as of December 31, 2011	$16.8

Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates. We believe it is reasonably possible that within the next 12 months the amount of unrecognized tax benefits and accrued interest related to the resolution of multi-jurisdictional tax positions could be reduced by up to $6.0 million as audits close and statutes expire.
In the normal course of business, PTC and its subsidiaries are examined by various taxing authorities, including the Internal Revenue Service in the United States. As of December 31, 2011, we remained subject to examination in the following major tax jurisdictions for the tax years indicated:

Major Tax Jurisdiction	Open Years
United States	2003, 2008 through 2011
Germany	2007 through 2011
France	2007 through 2011
Japan	2005 through 2011
Ireland	2006 through 2011

11. Long Term Debt
Revolving Credit Agreement
We have a multi-currency bank revolving credit facility (the credit facility) with a syndicate of ten banks for which JPMorgan Chase Bank, N.A. acts as Administrative Agent. The credit facility matures on September 30, 2016, when all amounts will be due and payable in full. The credit facility does not require amortization of principal and may be paid before maturity in whole or in part at PTC’s option without penalty or premium. We expect to use the credit facility for general corporate purposes, including acquisitions of other businesses, and may also use it for working capital.
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
In May 2011, in connection with our acquisition of MKS, we borrowed $250 million under the credit facility at a variable interest rate which resets every 30 to 180 days, depending on the rate and period selected. From October 1, 2011, through November 21, 2011 the annual rate was 1.6875%. From November 22, 2011 through February 22, 2012 the annual rate is 1.875%, which will reset on February 22, 2012 to then current rates as defined below. As of both December 31, 2011 and September 30, 2011 we had $200 million outstanding under the credit facility. During the three months ended December 31, 2011, we borrowed and then repaid $40 million under the credit facility for short term cash requirements.
Interest rates on borrowings outstanding under the credit facility range from 1.25% to 1.625% above an adjusted LIBO rate for Eurodollar-based borrowings or would range from 0.25% to 0.625% above the defined base rate (the greater of the Prime Rate, the Federal Funds Effective Rate plus 0.005%, or an adjusted LIBO rate plus 1%) for base rate borrowings, in each case based upon PTC’s leverage ratio. Additionally, PTC may borrow certain foreign currencies at rates set in the same range above the respective London interbank offered interest rates for those currencies, based on PTC’s leverage ratio. A quarterly commitment fee on the undrawn portion of the credit facility is required, ranging from 0.20% to 0.30% per annum, based upon PTC’s leverage ratio.
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

As of December 31, 2011, our leverage ratio was 0.78 to 1.00 and our fixed charge coverage ratio was 3.52 to 1.00. We were in compliance with all financial and operating covenants of the credit facility as of December 31, 2011.
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

12. Commitments and Contingencies

Legal and Regulatory Matters

China Investigation

We have undertaken an investigation of payments by certain business partners and expenses by certain employees in China that raise questions of compliance with laws, including the Foreign Corrupt Practices Act, and/or compliance with our business policies. In connection with this matter, we have terminated certain employees and business partners in China, which may have an adverse impact on our level of sales in China until such replacements for those employees and business partners are in place and productive. Revenue from China has historically represented 6% to 7% of our total revenue. We have voluntarily disclosed the results of our investigation and associated remedial actions to the United States Department of Justice and the Securities and Exchange Commission and are cooperating to provide additional information as requested. We are unable to predict the outcome of this matter, which could include fines or other sanctions.

Other Legal Proceedings

We are subject to various legal proceedings and claims that arise in the ordinary course of business. With respect to such proceedings and claims, we record an accrual for a contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. For legal proceedings and claims for which the likelihood that a liability has been incurred is more than remote but less than probable, we estimate the range of possible outcomes.

As of both December 31 and September 30, 2011, we had a legal proceedings and claims accrual of $0.4 million. We do not believe that resolving the legal proceedings and claims that we are currently subject to will have a material adverse impact on our financial condition, results of operations or cash flows. However, the results of legal proceedings cannot be predicted with certainty. Should any of these legal proceedings and claims be resolved against us, the operating results for a particular reporting period could be adversely affected.

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

13. Subsequent Event
On January 19, 2012, we adopted a plan to restructure our workforce in part to enhance profitability and in part in connection with an organizational realignment of our business. We expect to record a restructuring charge of approximately $20 million in the second quarter of 2012 for severance and related costs associated with a workforce reduction of approximately 3%. Cash expenditures of the same amount are expected to be paid by the end 2012.  As of the end of the first quarter of 2012, we had 6,110 employees worldwide.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q about our future financial and growth expectations, the development of our products and markets, adoption of our solutions and future purchases by customers, and the expected impact of our strategic investments and product releases on our business are forward-looking statements that are subject to the inherent uncertainties in predicting future results and conditions. Risks and uncertainties that could cause actual results to differ materially from projected results include the following: our customers may not purchase our solutions when or at the rates we expect; we may not achieve the license, service or maintenance growth rates we expect, which could result in a different mix of revenue between license, service and maintenance and could adversely affect our profitability; the possibility that foreign currency exchange rates may vary from our expectations and thereby affect our reported revenue and expense; our strategic investments, including adding sales personnel, may not generate the revenue or have the effects we expect; we may be unable to attain or maintain a technology leadership position and any such leadership position may not generate the revenue we expect; the acquisitions of MKS and 4CS may not generate the revenue we expect; our ability to successfully differentiate our products and services from those of our competitors and otherwise compete could be adversely affected by the relatively larger size and greater resources of several of the companies with which we compete; the possibility that remedial actions related to our previously announced investigation in China may have a material impact on our operations in China, as well as other risks and uncertainties described below throughout or referenced in Part II, Item 1A. Risk Factors of this report.
Our Business
Parametric Technology Corporation (PTC) develops, markets and supports solutions that span the entire product lifecycle, from engineering product design through supply chain and after-market services. Our software solutions provide our customers with an integral product development system that enables them to create digital product content, collaborate with others in the product development process, control product content, automate product development processes, configure products and product content, and communicate product information to people and systems across the extended enterprise and design chain.
Our solutions in the product lifecycle management, or PLM, market (product data management, collaboration and related solutions); the CAD market (computer-aided design solutions); and the application lifecycle management, or ALM, market (software development solutions within product development) help companies design products, manage product information and improve their product development processes. Our solutions in the supply chain management, or SCM, market (product sourcing, design and compliance solutions) and the service lifecycle management, or SLM, market (after-market service and support solutions) help companies manage product performance, reliability and safety and ensure that updates in product development are reflected in real-time service and spare parts information throughout a product's service lifecycle.
Our software solutions help customers increase innovation, improve product quality, decrease time to market, and reduce product development costs.
We generate revenue through the sale of:

•	software licenses,

•	maintenance services, which include technical support and software updates, and

•	consulting and training services, which include implementation services for our software.
The markets we serve present different growth opportunities for us. We believe the markets among large businesses for PLM, ALM, SLM and SCM solutions (which we refer to as our “Enterprise Solutions”) present the greatest opportunity for revenue growth for us and that revenue from these markets will constitute an increasingly greater proportion of our revenue over time. We believe that the market for our CAD solutions (which we refer to as our “Desktop Solutions”) among small- and medium-size businesses also provides an opportunity for future growth. Conversely, the market for our CAD solutions among large businesses is highly penetrated and presents a lower growth opportunity for us. However, we believe that our Creo product suite, which we released in June 2011, has created a growth opportunity for us in this market.
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

Executive Overview
We had a good start to 2012 with first quarter revenue of $318.3 million, representing 19% revenue growth over the first quarter of 2011 (18% on a constant currency basis). We posted growth across our license, maintenance and services lines of business, which we attribute to increased demand for our products and services as a result of our competitive positioning, significant new product releases during 2011 and improvement in the economy. Specific items that contributed significantly to our revenue results for the quarter include:

•
Strength in our Enterprise business, continuing the momentum we experienced in the fourth quarter of 2011, with revenue up 37% year over year (21% on an organic basis) and Enterprise (PLM) license revenue up 41% year over year (27% on an organic basis). MKS Inc., acquired in the third quarter of 2011, contributed $15.9 million to total Enterprise revenue ($17.4 million on a non-GAAP basis) in the first quarter of 2012.

•
Total revenue in our Desktop business increased 5% year over year despite a decrease of 1% in Desktop license revenue year over year, which decline we attribute to very strong comparable license results in the first quarter of 2011. Desktop maintenance revenue and seats under maintenance were both up 8% year over year.

Our non-GAAP operating margin increased to 18% in the first quarter of 2012 from 13% in the first quarter of 2011 (to 10% from 6% on a GAAP basis) due to increased revenue, lower than planned operating expenses as we remained vigilant on all non-sales related hiring, and improved services margins. The first quarter of 2011 operating margin was unfavorably impacted by a $5 million loss recorded as cost of service expense related to a strategic contract with a large automotive OEM. Our non-GAAP diluted earnings per share was $0.35, up from $0.22 in the first quarter of 2011 (to $0.18 from $0.11 on a GAAP basis). (Non-GAAP measures are reconciled to GAAP results under Income and Margins; Earnings per Share below.)
As part of our ongoing strategy to enhance customer focus, expand our addressable market opportunities and accelerate profitability, we are implementing an organizational realignment and a restructuring of our business.  We are implementing a workforce reduction of approximately 3%, which we expect will result in quarterly operating expense savings of approximately $5 million beginning in the third quarter of 2012.  We expect to complete these restructuring actions in the second quarter of 2012 and to incur a charge of approximately $20 million in that quarter.  Cash expenditures of the same amount are expected to be paid by the end of the year, with most of the payments occurring in the second and third quarters.  As of the end of the first quarter of 2012, we had 6,110 employees worldwide.
We expect the near-term cost savings from this restructuring and the longer-term benefit of our organizational realignment will improve efficiencies within our sales and services organizations and improve our operating margins.  As a result of these initiatives, along with progress we have already made on improving our operating margins, we have increased our 2012 and long-term operating margin expectations as described in Future Expectations, Strategies and Risks below.
We had $36 million in cash provided by operating activities during the quarter and ended the quarter with $187 million of cash, an increase of $19 million from September 30, 2011. We also have $100 million available under our revolving credit facility.
Revenue, Operating Margin, Earnings per Share and Cash Flow from Operations
The following table shows the financial measures that we consider the most significant indicators of the performance of our business. In addition to providing operating income, operating margin, and diluted earnings per share as calculated under generally accepted accounting principles (“GAAP”), we also show non-GAAP operating income, operating margin, and diluted earnings per share for the reported periods. These non-GAAP measures exclude a fair value adjustment related to acquired deferred maintenance revenue, stock-based compensation, amortization of acquired intangible assets expense, acquisition-related charges, restructuring charges, one-time charges included in non-operating other income (expense) and the related tax effects of the preceding items, and any one-time tax items. Excluding those expenses and one-time items provides investors another view of our operating results which is aligned with management budgets and with performance criteria in our incentive compensation plans. Management uses, and investors should use, non-GAAP measures in conjunction with our GAAP results. We discuss the non-GAAP measures in detail under Income and Margins; Earnings per Share below.

	Three Months Ended		Percent Change 2011 to 2012
	December 31, 2011	January 1, 2011	Actual	Constant Currency
	(Dollar amounts in millions, except per share data)
License revenue	$89.1	$75.5	18%	17%
Consulting and training service revenue	75.6	59.7	27%	26%
Maintenance revenue	153.6	131.4	17%	15%
Total revenue	318.3	266.6	19%	18%
Total costs and expenses	285.8	249.5	15%	14%
Operating income (1)	$32.5	$17.1	90%	81%
Non-GAAP operating income (1)	$58.8	$35.3	66%	62%
Operating margin (1)	10%	6%
Non-GAAP operating margin (1)	18%	13%
Diluted earnings per share	$0.18	$0.11
Non-GAAP diluted earnings per share	$0.35	$0.22
Cash flow from operations (2)	$36.5	$(48.0)

(1) In the first quarter of 2011, we entered into a strategic contract with an automotive customer for which we expected costs to exceed revenue by approximately $5 million. This loss was recorded in the first quarter of 2011 and resulted in a decrease in GAAP and non-GAAP operating income of approximately $5 million.

(2) In the first quarter of 2011, we used $48 million, net, of cash in connection with the resolution of a litigation matter.

In the first quarter of 2012, we had growth in all lines of business with license revenue up 18%, maintenance revenue up 17% (18% on a non-GAAP basis) and consulting and training service revenue up 27%, reflecting increased demand for our products and services. We attribute this increased demand to the strength of our products and improvement in the economy. We have seen continued strength in maintenance and consulting services following strong license revenue in both 2011 and 2010.
Additionally, we acquired MKS Inc. on May 31, 2011 and 4C Solutions, Inc. (4CS) on September 2, 2011. MKS and 4CS contributed $18.5 million to first quarter of 2012 revenue ($20.0 million on a non-GAAP basis). Excluding the impact of MKS and 4CS, our total revenue was $299.8 million and our license revenue was $84.4 million, which were both up 12% over the first quarter of 2011.
In the first quarter of 2012, license and total revenue from direct customers were both up 22% year over year (16% and 15% on an organic basis, respectively), attributable to an increase in the amount of revenue from large customers. We also saw continued overall strength in the small- and medium-size business market in the first quarter of 2012, compared to the first quarter of 2011, with indirect license revenue and total indirect revenue up 8% and 12%, respectively (2% and 7% on an organic basis, respectively). This was our eighth consecutive quarter of year-over-year indirect license revenue and total indirect revenue growth.
Our GAAP and non-GAAP operating income improved due to higher margins, particularly in our services business, coupled with slower growth in operating expenses.
Future Expectations, Strategies and Risks

Based on the the first quarter of 2012 and fiscal 2011 results, current economic conditions and spending patterns, the competitive strength of our products, additional sales capacity and a full year of revenue contribution from MKS, for fiscal year 2012 we are targeting non-GAAP and GAAP revenue growth of 12% to 14% despite an expected negative impact of currency movements (particularly the Euro) relative to our original fiscal 2012 plan. Changes in foreign currency rates relative to the U.S. dollar can significantly impact our results. Our current plan assumes $1.30 USD to Euro rate. We expect MKS and 4CS to contribute approximately $90 million to $100 million in revenue for the full year, including $3 million in non-GAAP revenue. We are expecting license revenue growth of approximately 17%, non-GAAP and GAAP maintenance revenue growth of approximately 10%, and consulting and training service revenue growth of approximately 14%.

Our commitment to operating margin expansion is a cornerstone of our financial strategy, which is reflected in our margin performance in the first quarter and our outlook for 2012 and beyond. Our goal is to improve non-GAAP operating margins by 200 basis points in 2012, from approximately 18% in 2011 to approximately 20% in 2012, through operating leverage, impact of the restructuring, our on-going focus on operating margin improvements and cost efficiency, and improved services margins in our consulting and training services business. Our expectation for services revenue growth has increased due to continued momentum of our PLM solutions and demand for associated services. We are also anticipating that services margins will increase for the year due to increased revenue and expanded use of our strategic services partners.
Based on our outlook for the business, our restructuring actions and the expected long term benefits of our business realignment and expected cost efficiencies, we recently announced that we are initiating a new long term plan for 2015. Through 2015, we are targeting 11% to 13% annual revenue growth, and we are targeting non-GAAP operating margins of 25% to 27% in 2015.
We acknowledge that there continues to be significant uncertainty regarding the strength of the global economy. While we are continuing to add sales capacity to address our expanded market opportunities, at the same time we continue to be disciplined about broader staffing and spending plans.
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
Impact of an Investigation in China
As previously disclosed, we have undertaken an investigation of payments by certain business partners and expenses by certain employees in China that raise questions of compliance with laws, including the Foreign Corrupt Practices Act, and/or compliance with our business policies. In connection with this matter, we have terminated certain employees and business partners in China, which may have an adverse impact on our level of sales in China until such replacements for those employees and business partners are in place and productive. Revenue from China has historically represented 6% to 7% of our total revenue. We have voluntarily disclosed the results of our investigation and associated remedial actions to the United States Department of Justice and the Securities and Exchange Commission and are cooperating to provide additional information as requested. We are unable to predict the outcome of this matter, which could include fines or other sanctions.

Results of Operations
Acquisitions
We acquired MKS on May 31, 2011 and 4C Solutions, Inc. (4CS) on September 2, 2011. The results of operations of acquired businesses have been included in PTC's consolidated financial statements beginning on their respective acquisition dates. These acquisitions added $18.5 million to our first quarter of 2012 revenue ($20.0 million on a non-GAAP basis), and added $26.6 million of operating costs and expenses (including acquisition-related costs of $2.1 million and amortization of acquired intangible assets of $3.4 million and stock-based compensation from converted unvested MKS options of $0.3 million), or $20.8 million on a non-GAAP basis. As a result, these acquisitions unfavorably impacted our GAAP and non-GAAP operating income by approximately $8 million and $1 million, respectively, for the first quarter of 2012. MKS and 4CS revenue is classified as “Enterprise” revenue.
Impact of Foreign Currency Exchange on Results of Operations
Approximately two-thirds of our revenue and half of our expenses are transacted in currencies other than the U.S. Dollar. Because we report our results of operations in U.S. Dollars, currency translation, particularly changes in the Euro and Yen, relative to U.S. Dollar, affects our reported results. If actual reported results for the first quarter of 2012 had been converted into U.S. Dollars based on the foreign currency exchange rates in effect for the comparable 2011 period, GAAP and non-GAAP revenue would have been lower by $3.2 million in the first quarter of 2012 and GAAP and non-GAAP expenses would have been lower by $1.6 million. As a result, at foreign currency exchange rates consistent with the first quarter of 2011, GAAP and non-GAAP operating income in the first quarter of 2012 would have been $1.6 million lower. Revenue by line of business and revenue by geographic region in the tables that follow present both actual percentage changes year over year and percentage changes year over year on a constant currency basis, calculated by multiplying the actual results for the first quarter of 2012 by the exchange rates in effect for the comparable period in 2011.
Revenue
Desktop revenue includes our CAD Solutions: Creo Parametric, Creo Elements/Direct, Arbortext authoring products and Mathcad. Enterprise revenue includes our PLM solutions: Windchill, Arbortext enterprise products, Creo View, and Integrity.
Direct revenue includes sales made primarily by our direct sales force to large businesses. Indirect revenue includes sales by our reseller channel, primarily to small- and medium-size businesses, as well as revenue from other accounts that we have classified as indirect. If the classification of a customer changes between direct and indirect, we reclassify the historical revenue associated with that customer to align with the current period classification. Such reclassifications were not material in the periods presented.
Enterprise maintenance revenue in the first quarter of 2012 includes a fair value adjustment related to acquired deferred MKS maintenance revenue of $1.5 million. Non-GAAP revenue excludes this adjustment. Accordingly, references to non-GAAP revenue, non-GAAP Enterprise revenue, non-GAAP maintenance revenue and MKS non-GAAP revenue in the previous and following discussion are higher than the corresponding GAAP revenue by $1.5 million.
Revenue by Product Group and Distribution Channel

	Desktop Three Months Ended			Enterprise Three Months Ended			Total Revenue Three Months Ended
	December 31, 2011	January 1, 2011	Percent Change	December 31, 2011	January 1, 2011	Percent Change	December 31, 2011	January 1, 2011	Percent Change
	(Dollar amounts in millions)
Direct
License revenue	$23.2	$24.3	(5)%	$41.4	$28.5	45%	$64.6	$52.8	22%
Service revenue:
Consulting and training service revenue	9.2	9.3	—%	62.2	48.0	30%	71.5	57.3	25%
Maintenance revenue	54.7	50.2	9%	41.6	29.9	39%	96.4	80.1	20%
Total service revenue	63.9	59.5	8%	103.8	77.9	33%	167.9	137.3	22%
Total revenue	$87.2	$83.7	4%	$145.3	$106.4	37%	$232.5	$190.1	22%
Indirect
License revenue	$17.7	$16.9	5%	$6.8	$5.8	17%	$24.5	$22.7	8%
Service revenue:
Consulting and training service revenue	1.4	1.3	7%	2.8	1.2	134%	4.2	2.5	69%
Maintenance revenue	47.6	44.4	7%	9.5	6.9	37%	57.2	51.3	11%
Total service revenue	49.0	45.7	7%	12.3	8.1	52%	61.3	53.8	14%
Total revenue	$66.7	$62.5	7%	$19.1	$13.9	37%	$85.8	$76.5	12%
Total Revenue
License revenue	$40.9	$41.2	(1)%	$48.2	$34.3	41%	$89.1	$75.5	18%
Service revenue:
Consulting and training service revenue	10.6	10.5	1%	65.0	49.2	32%	75.6	59.7	27%
Maintenance revenue	102.4	94.5	8%	51.2	36.9	39%	153.6	131.4	17%
Total service revenue	113.0	105.0	8%	116.2	86.0	35%	229.2	191.1	20%
Total revenue	$153.9	$146.3	5%	$164.4	$120.3	37%	$318.3	$266.6	19%

Revenue by Line of Business

	Three Months Ended
Revenue as a Percentage of Total Revenue	December 31, 2011	January 1, 2011
License	28%	28%
Consulting and training service	24%	23%
Maintenance	48%	49%
	100%	100%

Year over Year Percentage Changes in Revenue	Three months ended December 31, 2011 compared to three months ended January 1, 2011
	As Reported	Constant Currency
License	18%	17%
Consulting and training service	27%	26%
Maintenance	17%	15%
Total	19%	18%

License Revenue
The $13.6 million increase in overall license revenue in the first quarter of 2012 was due primarily to growth in direct Enterprise license revenue which increased $12.9 million due to increased sales to our large commercial customers and revenue from MKS, which contributed $4.7 million to Enterprise license revenue during the first quarter. Additionally, we continued to see strength in license revenue from small- and medium-size customers, with increases in both indirect Desktop and Enterprise license revenue. Enterprise license revenue results reflect an increase in revenue from sales of Windchill, which were 31% ($7.1 million) higher in the first quarter of 2012 than in the first quarter of 2011.
Foreign currency exchange rate movements favorably impacted license revenue by $0.5 million in the first quarter of 2012 compared to the first quarter of 2011.
Consulting and Training Service Revenue
Consulting and training services engagements typically result from sales of new licenses, particularly of our Enterprise solutions. In the first quarter of 2012, compared to the first quarter of 2011, consulting revenue, which is primarily related to Windchill implementations among our direct Enterprise customers, was up 28% ($14.7 million) and training revenue, which typically represents about 15% of our total consulting and training services revenue, was up 16% ($1.3 million). In addition, MKS and 4CS contributed $5.6 million to Enterprise consulting and training service revenue in the first quarter. Excluding MKS and 4CS, consulting and training service revenue increased 17% ($10.3 million) in the first quarter of 2012 compared to the first quarter of 2011.
Foreign currency exchange rate movements favorably impacted consulting and training services revenue by $0.5 million in the first quarter of 2012 compared to the first quarter of 2011.
Maintenance Revenue
Maintenance revenue is comprised of contracts to maintain new and/or previously purchased software. We saw steady growth in maintenance revenue in 2011, continuing in the first quarter of 2012. Desktop maintenance revenue was up 8%, attributable in part to the launch of Creo in 2011, and Enterprise maintenance revenue was up 39%. MKS contributed $7.7 million to Enterprise maintenance revenue in the first quarter of 2012. Excluding MKS and 4CS, Enterprise maintenance revenue increased 17% ($6.2 million) in the first quarter of 2012 compared to the first quarter of 2011. Creo and Windchill seats under maintenance increased 8% and 22%, respectively, as of the end of the first quarter of 2012, compared to the end of the first quarter of 2011.
Foreign currency exchange rate movements favorably impacted maintenance revenue by $2.3 million in the first quarter of 2012 compared to the first quarter of 2011.

Revenue by Distribution Channel
We derive most of our revenue from products and services sold directly by our sales force to end-user customers (Direct Revenue). We also sell products and services through third-party resellers and other strategic partners (Indirect Revenue). Our sales force focuses on large accounts, while our reseller channel provides a cost-effective means of covering the small- and medium-size business market. This enables our direct sales force to focus on larger sales opportunities and ensures greater coverage of all customer segments.
Our direct revenue typically comprises approximately 70% of our total revenue while our indirect revenue typically comprises approximately 30% of our total revenue. Our indirect sales have increased in part as a result of of the release of Creo in June 2011 and in part due to improved economic conditions.
Revenue results by Distribution Channel can be found in the table Revenue by Product Group and Distribution Channel above.
Revenue from Individual Customers
We enter into customer contracts that may result in revenue being recognized over multiple reporting periods. Accordingly, revenue recognized in a current period may be attributable to contracts entered into during the current period or in prior periods. License and/or consulting and training service revenue of $1 million or more recognized from individual customers in a single quarter during the fiscal year from contracts entered into during that quarter and/or a prior quarter is shown in the table below. The amount of revenue, particularly license revenue, attributable to large transactions, and the number of such transactions, may vary significantly from quarter to quarter based on customer purchasing decisions, the completion of large services engagements commenced in previous quarters and macroeconomic conditions. In the first quarter of 2012, we instituted changes to our internal customer reporting that resulted in differences in our previously reported customer metrics. The historical information in the table below has been restated to conform to the current customer definitions.
For the first quarters of 2012 and 2011, there were 24 (10 in the Americas, 9 in Europe and 5 in Asia) and 26 (9 in the Americas, 13 in Europe and 4 in Asia) of these customers, respectively, with average revenue recorded of $2.9 million and $2.2 million in the first quarter of 2012 and the first quarter of 2011, respectively.
The increase in license and consulting and training service revenue greater than $1 million from individual customers in the first quarter of 2012 compared to the first quarter of 2011 reflects increased revenue from Enterprise licenses and Enterprise services.

	Three months ended
	December 31, 2011	January 1, 2011
	(Dollar amounts in millions)
License and/or consulting and training service revenue greater than $1 million from individual customers in a quarter	$68.8	$58.1
% of total license and consulting and training service revenue	42%	43%
Revenue by product group:
Desktop	$12.4	$11.9
Enterprise	$56.4	$46.2

Revenue by Geographic Region

	Three months ended		Percent Change
	December 31, 2011	January 1, 2011	Actual	Constant Currency
	(Dollar amounts in millions)
Revenue by region:
Americas	$117.5	$100.1	17%	17%
Europe	$133.2	$107.9	23%	22%
Pacific Rim	$37.3	$33.6	11%	11%
Japan	$30.3	$25.0	22%	13%
Revenue by region as a % of total revenue:
Americas	37%	38%
Europe	42%	40%
Pacific Rim	12%	13%
Japan	9%	9%

Americas
The increase in revenue in the Americas in the first quarter of 2012 compared to the first quarter of 2011 consisted of an increase of 38% ($7.6 million) in consulting and training service revenue, an increase of 18% ($8.7 million) in maintenance revenue and an increase of 4% ($1.1 million) in license revenue.
Europe
The increase in revenue in the first quarter of 2012 compared to the first quarter of 2011 consisted of an increase in license revenue of 30% ($8.6 million), an increase in consulting and training service revenue of 29% ($7.3 million) and an increase in maintenance revenue of 17% ($9.4 million). The increase in license revenue reflects growth in license sales of Desktop and Enterprise products to large customers. Total Desktop and Enterprise license revenue increased 36% ($5.7 million) and 22% ($2.9 million) in the first quarter of 2012, respectively, compared to the first quarter of 2011.
Changes in foreign currency exchange rates, particularly the Euro, favorably impacted revenue in Europe by $1.2 million in the first quarter of 2012 as compared to the first quarter of 2011.
Pacific Rim
The increase in revenue in the Pacific Rim in the first quarter of 2012, compared to the first quarter of 2011, was due primarily to an increase of 19% ($2.5 million) in license revenue and an increase of 15% ($1.4 million) in maintenance revenue. Revenue from China, which has historically represented 6% to 7% of our total revenue, decreased 1% in the first quarter of 2012 compared to the first quarter of 2011.
Japan
The increase in revenue in Japan in the first quarter of 2012, compared to the first quarter of 2011, included increases of 55% ($1.4 million) in license revenue, 30% ($1.3 million) in consulting and training service revenue and 15% ($2.7 million) in maintenance revenue.
Changes in the Yen to U.S. Dollar exchange rate favorably impacted revenue in Japan by $2.1 million in the first quarter of 2012 as compared to the first quarter of 2011.

Costs and Expenses

	Three Months Ended
	December 31, 2011	January 1, 2011	Percent Change
	(Dollar amounts in millions)
Costs and expenses:
Cost of license revenue	$7.7	$6.0	29%
Cost of service revenue	90.6	80.1	13%
Sales and marketing	97.8	84.5	16%
Research and development	55.0	51.5	7%
General and administrative	29.6	23.5	26%
Amortization of acquired intangible assets	5.2	3.9	35%
Total costs and expenses	$285.8	249.5	15%	(1)
Total headcount at end of period	6,110	5,416

(1)	On a constant foreign currency basis, compared to the year-ago periods, total costs and expenses for the first quarter of 2012 increased 14%.
Costs and expenses in the first quarter of 2012, compared to the first quarter of 2011, increased primarily as a result of:

•	higher cost of service in support of services revenue growth;

•	investments in our direct sales force;

•	an increase of approximately 380 employees in connection with our acquisition of MKS on May 31, 2011 and approximately 200 employees in connection with our acquisition of 4CS on September 2, 2011;

•
a company-wide merit pay increase effective February 1, 2011 (approximately $11 million on an annualized basis), which resulted in an increase in salary expense across all functional organizations; and

•	acquisition-related costs (included in general and administrative) primarily associated with our acquisition of MKS.

Costs in the first quarter of 2011 included the following:

•	a contract loss of approximately $5 million recorded in the first quarter of 2011 related to estimated costs to be incurred in completing a services contract in excess of the corresponding revenue;

•	higher sales and marketing expenses associated with events, including our Creo product launch in the first quarter of 2011.
Cost of License Revenue

	Three Months Ended
	December 31, 2011	January 1, 2011	Percent Change
	(Dollar amounts in millions)
Cost of license revenue	$7.7	$6.0	29%
% of total revenue	2%	2%
% of total license revenue	9%	8%

Our cost of license revenue consists of fixed and variable costs associated with reproducing and distributing software and documentation, as well as royalties paid to third parties for technology embedded in or licensed with our software products and amortization of intangible assets associated with acquired products. Cost of license revenue increased in the first quarter of 2012 due in part to amortization of purchased software, which was $0.7 million higher in the first quarter of 2012 compared to the first quarter of 2011. Cost of license revenue as a percent of license revenue can vary depending on product mix sold and the effect of fixed and variable royalties and the level of amortization of acquired software intangible assets.

Cost of Service Revenue

	Three Months Ended
	December 31, 2011	January 1, 2011	Percent Change

	(Dollar amounts in millions)
Cost of service revenue	$90.6	$80.1	13%
% of total revenue	28%	30%
% of total service revenue	40%	42%
Service headcount at end of period	1,956	1,552	26%
Our cost of service revenue includes costs such as salaries, benefits, and computer equipment and facilities for our training, customer support and consulting personnel; third-party subcontractor fees; and costs associated with the release of maintenance updates (including related royalty costs). Service margins can vary based on the product mix sold in the period. Margins on maintenance revenue are significantly higher than on consulting and training service revenue. Maintenance revenue comprised 67% and 69% of total service revenue in the first quarter of 2012 and 2011, respectively.

In the first quarter of 2012, compared to the first quarter of 2011, total compensation, benefit costs and travel expenses were 30% ($14.3 million) higher primarily due to increased headcount. Additionally, the cost of third-party consulting services was $1.4 million higher in the first quarter of 2012 compared to the first quarter of 2011, primarily due to the increase in consulting and training service revenue in the first quarter of 2012. Cost of service headcount at the end of the first quarter of 2012 includes approximately 210 employees added from MKS and 4CS.

In the first quarter of 2011, we made a strategic decision to enter into a contract with an important customer in the automotive industry, for which we expected our costs to exceed our revenue by approximately $5 million. Cost of service revenue in the first quarter of 2011 included immediate recognition of this loss of approximately $5 million.
Sales and marketing

	Three Months Ended
	December 31, 2011	January 1, 2011	Percent Change
	(Dollar amounts in millions)
Sales and marketing	$97.8	$84.5	16%
% of total revenue	31%	32%
Sales and marketing headcount at end of period	1,569	1,390	13%

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. Our compensation, benefit costs and travel expenses were higher by an aggregate of $13.7 million in the first quarter of 2012 compared to the first quarter of 2011 due to higher headcount as a result of investments we have made in our direct sales force in support of revenue growth opportunities. Sales and marketing headcount at the end of first quarter of 2012 included approximately 130 employees added from MKS and 4CS. Sales meetings and marketing events were higher by approximately $2.0 million in the first quarter of 2011 compared to the first quarter of 2012 primarily due to the Creo product launch.
Research and Development

	Three Months Ended
	December 31, 2011	January 1, 2011	Percent Change
	(Dollar amounts in millions)
Research and development	$55.0	$51.5	7%
% of total revenue	17%	19%
Research and development headcount at end of period	1,985	1,911	4%

Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Major research and development activities include developing new releases and updates of our software that enhance functionality and developing new products or features. Total compensation, benefit costs and travel expenses were higher in the first quarter of 2012 compared to the first quarter of 2011 by an aggregate of $4.0 million. Research and development headcount at the end of the first quarter of 2012 included approximately 170 employees added from MKS and 4CS.
General and Administrative

	Three Months Ended
	December 31, 2011	January 1, 2011	Percent Change
	(Dollar amounts in millions)
General and administrative	$29.6	$23.5	26%
% of total revenue	9%	9%
General and administrative headcount at end of period	587	550	7%

Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources, legal and administrative functions, as well as acquisition-related charges, bad debt expense and outside professional services, including accounting and legal fees. Acquisition-related costs, primarily related to severance and professional fees associated with the integration of MKS and 4CS, were $2.1 million in the first quarter of 2012. Total compensation, benefit costs and travel costs were higher in the first quarter of 2012 by $2.3 million. General and administrative headcount at the end of first quarter of 2012 included approximately 30 employees added from MKS and 4CS.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets reflects the amortization of acquired non-product related intangible assets, primarily customer and trademark-related intangible assets, recorded in connection with completed acquisitions. The increase in amortization of acquired intangible assets in the first quarter of 2012 was primarily due to our acquisition of MKS.
Interest and Other Income (Expense), net

	Three months ended
	December 31, 2011	January 1, 2011
	(in millions)
Interest income	$0.8	$0.9
Interest expense	(1.2)	(0.3)
Other income (expense), net	(2.2)	(2.5)
Total interest and other (expense)income , net	$(2.6)	$(1.9)

Interest and other income (expense), net includes interest income, interest expense, costs of hedging contracts, certain realized and unrealized foreign currency transaction gains or losses and exchange gains or losses resulting from the required period-end currency remeasurement of the financial statements of our subsidiaries that use the U.S. Dollar as their functional currency. A large portion of our revenue and expenses is transacted in foreign currencies. To reduce our exposure to fluctuations in foreign exchange rates, we engage in hedging transactions involving the use of foreign currency forward contracts, primarily in the Euro and Canadian Dollar. The increase in interest expense in the first quarter of 2012 is due to amounts outstanding under our revolving credit facility. We had $200 million outstanding at December 31, 2011 and September 30, 2011 and no amounts outstanding in the first quarter of 2011.

Income Taxes

	Three months ended
	December 31, 2011	January 1, 2011
	(Dollar amounts in millions)
Pre-tax income	$29.9	$15.2
Tax provision	7.7	2.0
Effective income tax rate	26%	13%

In the first quarter 2012, our effective tax rate was lower than the 35% statutory federal income tax rate due primarily to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate. Our provision includes the expiration on December 31, 2011 of the research and development (R&D) credit in the U.S. and a discrete non-cash charge of $1.5 million related to the impact of a Japanese legislative change, enacted in the first quarter, on our Japan entity's deferred tax assets. Additionally, we expect to make a research and development cost sharing prepayment by a foreign subsidiary to the U.S. of the same level as the prior year. If such prepayment is not ultimately paid within the fiscal year, the effective tax rate would be favorably impacted by up to $7.5 million. In the first quarter of 2011, our effective tax rate was lower than the 35% statutory federal income tax rate due primarily to our corporate tax structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate and a $1.8 million tax benefit related to research and development (R&D) triggered by a retroactive extension of the R&D tax credit enacted in the first quarter of 2011.
We have net deferred tax assets ($121.9 million as of September 30, 2011) primarily relating to our U.S. operations. We have concluded, based on the weight of available evidence, that our net deferred tax assets are more likely than not to be realized in the future. In arriving at this conclusion, we evaluated all available evidence, including our cumulative profitability on a pre-tax basis for the last three years (adjusted for permanent differences) which includes the results of taking certain tax planning actions. We have taken and will continue to take measures to improve core earnings in the U.S., and we expect U.S. earnings to continue to improve in the near term. If the U.S. results do not improve as anticipated, however, a valuation allowance against the deferred tax assets may be required. We will continue to reassess our valuation allowance requirements each financial reporting period.
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
Our future effective income tax rate may be materially impacted by the amount of income taxes associated with our foreign earnings, which are taxed at rates different from the U.S. federal statutory income tax rate, as well as the timing and extent of the realization of deferred tax assets and changes in the tax law. Further, our tax rate may fluctuate within a fiscal year, including from quarter to quarter, due to items arising from discrete events, including settlements of tax audits, and assessments, the resolution or identification of tax position uncertainties, expiration of statute of limitations and acquisitions of other companies.
Income and Margins; Earnings per Share
As shown in the table below, our operating income and operating margins in the first quarter of 2012 increased compared to the first quarter of 2011, primarily due to higher revenue and improved operating margins described in Revenue and Costs and Expenses above.
The non-GAAP measures presented in the discussion of our results of operations and the respective most directly comparable GAAP measures are:

•	non-GAAP revenue—GAAP revenue

•	non-GAAP operating income—GAAP operating income

•	non-GAAP net income—GAAP net income

•	non-GAAP operating margin—GAAP operating margin

•	non-GAAP diluted earnings per share—GAAP diluted earnings per share

The non-GAAP measures exclude a fair value adjustment related to MKS deferred maintenance revenue, stock-based compensation expense, amortization of acquired intangible assets expense, acquisition-related charges, one-time charges included in non-operating other income (expense), net and the related tax effects of the preceding items, and any one-time tax items. These expenses and charges are normally included in the comparable measures calculated and presented in accordance with GAAP. Our management excludes these revenue and cost items when evaluating our ongoing performance and/or predicting our earnings trends, and therefore exclude them when presenting non-GAAP financial measures. Management uses, and investors should consider, non-GAAP measures in conjunction with our GAAP results.
Fair value of acquired MKS deferred maintenance revenue is a purchase accounting adjustment recorded to reduce acquired deferred maintenance revenue to the fair value of the remaining obligation.
Stock-based compensation expense is a non-cash expense relating to stock-based awards issued to executive officers, employees and outside directors, primarily consisting of restricted stock and restricted stock units.
Amortization of acquired intangible assets expense is a non-cash expense that is impacted by the timing and magnitude of our acquisitions.
Acquisition-related charges are costs that are included in general and administrative expenses and include direct costs of acquisitions and expenses related to acquisition integration activities, including transaction fees, due diligence costs, severance, and professional fees, including legal and accounting costs related to the acquisition and integration of the acquisition. These costs are not considered part of our normal operations as the occurrence and amount will vary depending on the timing and size of acquisitions and the level of integration activity undertaken.
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

The following tables reconcile each of these non-GAAP measures to its most closely comparable GAAP measure on our financial statements.

	Three Months Ended
	December 31, 2011	January 1, 2011
	(Dollar amounts in millions)
GAAP revenue	$318.3	$266.6
Fair value of acquired MKS deferred maintenance	1.5	—
Non-GAAP revenue	$319.8	$266.6
GAAP operating income	$32.5	$17.1
Fair value of acquired MKS deferred maintenance revenue	1.5	—
Stock-based compensation	13.4	11.0
Amortization of acquired intangible assets	9.3	7.2
Acquisition-related charges included in general and administrative expenses	2.1	—
Non-GAAP operating income	$58.8	$35.3
GAAP net income	$22.1	$13.3
Fair value of acquired MKS deferred maintenance	1.5	—
Stock-based compensation	13.4	11.0
Amortization of acquired intangible assets	9.3	7.2
Acquisition-related charges included in general and administrative expenses	2.1	—
Non-operating foreign currency transaction loss (1)	0.8	0.7
Income tax adjustments (2)	(6.7)	(5.8)
Non-GAAP net income	$42.5	$26.4
GAAP diluted earnings per share	$0.18	$0.11
Stock-based compensation	0.11	0.09
Amortization of acquired intangible assets	0.08	0.06
Acquisition-related charges	0.02	—
Income tax adjustments	(0.06)	(0.05)
All other items identified above	0.02	0.01
Non-GAAP diluted earnings per share	$0.35	$0.22

Operating margin impact of non-GAAP adjustments:

	Three Months Ended
	December 31, 2011	January 1, 2011
GAAP operating margin	10.2%	6.4%
Fair value of deferred maintenance revenue	0.5%	—%
Stock-based compensation	4.2%	4.2%
Amortization of acquired intangibles	2.9%	2.7%
Acquisition-related charges	0.6%	—%
Non-GAAP operating margin	18.4%	13.3%

(1)
In the first quarter of 2012, we recorded $0.8 million of foreign currency transaction losses related to MKS legal entity mergers completed during the quarter. In the first quarter of 2011, we recorded $0.7 million of foreign currency losses related to a previously announced litigation settlement in Japan.

(2)
Income tax adjustments reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above, as well as any atypical tax items. In the first quarter of 2012, income tax adjustments include a one-time non-cash charge of $1.4 million related to the impact of a reduction in the statutory tax rate in Japan on deferred tax assets from a litigation settlement.

Liquidity and Capital Resources

	December 31, 2011	January 1, 2011
	(in thousands)
Cash and cash equivalents	$187,351	$182,915
Amounts below are for the three months ended:
Cash provided (used) by operating activities	$36,485	$(48,038)
Cash used by investing activities	(8,450)	(5,412)
Cash used by financing activities	(5,315)	(4,674)

Cash and cash equivalents
We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. Cash and cash equivalents include highly liquid investments with original maturities of three months or less. At December 31, 2011 cash and cash equivalents totaled $187.4 million, up from $167.9 million at September 30, 2011 due primarily to $36.5 million of cash provided by operating activities in the first three months of 2012.
Cash provided (used) by operating activities
Cash provided by operating activities was $36.5 million in the first three months of 2012, compared to $(48.0) million of cash used by operating activities in the first three months of 2011. The first quarter of 2011 included the resolution, as previously disclosed, of a litigation matter, which reduced our cash balance by approximately $48 million during the quarter, including $52.1 million paid to settle the matter. Excluding the impact of the litigation settlement, cash provided by operations improved due primarily to increased profitability (profit before tax for the first quarter of 2012 and 2011 was $29.9 million and $15.2 million, respectively) and collections on accounts receivables, which had a $14 million favorable impact in the first quarter of 2012 as compared to the first quarter of 2011. Accounts receivable days sales outstanding is 63 days at the end of the first quarter of 2012 compared to 62 days as of September 30, 2011 and 60 days at the end of the first quarter of 2011. In the first quarter of 2012 and 2011, cash used by operating activities related to the change in accounts payable and accrued expenses and accrued compensation and benefits was $32.9 million and $29.2 million, respectively, primarily related to the payment of year-end incentive compensation accruals.
Cash used by investing activities

	Three months ended
	December 31, 2011	January 1, 2011
	(in thousands)
Cash used by investing activities included the following:
Acquisitions of businesses, net of cash acquired	$(880)	$—
Additions to property and equipment	(7,570)	(5,412)
	$(8,450)	$(5,412)

Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements. In the first quarter of 2012 we paid $0.9 million of contingent purchase price price related to our acquisition of 4CS and we expect to pay the remaining contingent purchase price of $0.3 million in the second quarter of 2012.

Cash used by financing activities

	Three months ended
	December 31, 2011	January 1, 2011
	(in thousands)
Cash used by financing activities included the following:
Borrowings under revolving credit facility	$40,000	$—
Repayments of borrowings under revolving credit facility	(40,000)	—
Payments of withholding taxes in connection with vesting of stock-based awards	(12,661)	(17,168)
Proceeds from issuance of common stock	7,196	12,232
Excess tax benefits from stock-based awards	150	262
	$(5,315)	$(4,674)

The decrease in proceeds from issuance of common stock was due to lower stock option exercises in the first quarter of 2012 (0.5 million options) compared to the first quarter of 2011 (0.9 million options). As of December 31, 2011, we had approximately 2.4 million stock options outstanding. These options expire on various dates through 2017, including 0.6 million in 2012, 0.8 million in 2013 and 0.9 million in 2014. We expect substantially all of the options, including those held by our executives, to be exercised prior to their respective expiration dates.
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

In 2011, in connection with our acquisition of MKS, we borrowed $250 million under the credit facility, $50 million of which we repaid in the fourth quarter of 2011. As of December 31, 2011 and September 30, 2011, we had $200 million outstanding under the revolving credit facility. During the first quarter of 2011, we borrowed an additional $40 million under the revolving credit facility for short-term cash requirements, including the payment of fiscal 2011 incentive compensation, which we repaid by quarter-end.
The credit facility limits PTC's and its subsidiaries' ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends (other than to PTC) and make other distributions; make investments and enter into joint ventures; dispose of assets; and engage in transactions with affiliates, except on an arms-length basis. Under the credit facility, PTC and its material domestic subsidiaries may not invest cash or property in, or loan to, PTC's foreign subsidiaries in aggregate amounts exceeding $50 million for any purpose and an additional $75 million for acquisitions of businesses. In addition, under the credit facility, PTC and its subsidiaries must maintain the following financial ratios:

a leverage ratio, defined as consolidated funded indebtedness to consolidated trailing four quarters EBITDA, of no greater than 2.50 to 1.00 at any time; and

a fixed charge coverage ratio, defined as the ratio of consolidated trailing four quarters EBITDA less consolidated capital expenditures to consolidated fixed charges, of no less than 1.25 to 1.00 at any time.

As of December 31 2011, our leverage ratio was 0.78 to 1.00 and our fixed charge coverage ratio was 3.52 to 1.00. We were in compliance with all financial and operating covenants of the credit facility as of December 31, 2011.
For a description of additional terms and conditions of the credit facility, including limitations on our ability to undertake certain actions, see Note 11. Long Term Debt in the Notes to Consolidated Financial Statements of this Form 10-Q.
Share Repurchases
Our Board of Directors has periodically authorized us to repurchase shares of our common stock. Under our current authorization, we are authorized to repurchase up to $100 million worth of shares with cash from operations in the period October 1, 2011 through September 30, 2012. We did not repurchase any shares in the first quarter of either 2012 or 2011. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued. Future repurchases of shares will reduce our cash balances.

Expectations for 2012
We believe that existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our working capital (including the estimated second quarter restructuring charge of $20 million) and capital expenditure requirements through at least the next twelve months and to meet our known long-term capital requirements. Capital expenditures in 2012 are currently anticipated to be approximately $31 million. In addition, we expect to generate sufficient cash flow from operations in 2012 to repurchase $55 million worth of shares of our common stock and to repay amounts outstanding under our revolving credit facility to achieve a balance of $100 million outstanding as of September 30, 2012.
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
At December 31, 2011, we had cash and cash equivalents of $62.1 million in Europe, $49.6 million in the United States, $62.3 million in the Pacific Rim (including India), $6.7 million in Japan and $6.7 million in other non-U.S. countries. As of December 31 and September 30, 2011, we had an outstanding intercompany loan receivable of $334.5 million owed to the U.S. from our top tier foreign subsidiary, primarily resulting from legal entity reorganizations completed in 2010 and 2011 in support of tax and cash planning. This amount can be repaid with cash generated by our foreign subsidiaries and repatriated to the U.S. without future tax cost.

Critical Accounting Policies and Estimates
The financial information included in Item 1 reflects no material changes in our critical accounting policies and estimates as set forth under the heading Critical Accounting Policies and Estimates in Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2011Annual Report on Form 10-K. We did not make any changes to these policies or to these estimates during the quarter ended December 31, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our market risk exposure as described in Item 7A: Quantitative and Qualitative Disclosures about Market Risk of our 2011 Annual Report on Form 10-K.

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
We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2011.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In addition to other information set forth in this report, you should carefully consider the factors described in Part I. Item 1A. Risk Factors in our 2011 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2011 Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

10.1*	Employment Agreement dated as of November 10, 2011, by and between Parametric Technology Corporation and Martha Durcan.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32**	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

101***
The following materials from Parametric Technology Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2011 and September 30, 2011; (ii) Condensed Consolidated Statements of Operations for the three months ended December 31, 2011 and January 1, 2011; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2011 and January 1, 2011; (iv) Condensed Consolidated Statements of Comprehensive Income for the three months ended December 31, 2011 and January 1, 2011; and (v) Notes to Condensed Consolidated Financial Statements.

_________________

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

Date: February 8, 2012