Form 10-Q
period 2012-03-31
PARAMETRIC TECHNOLOGY CORP
filed 2012-05-09
CIK 857005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
Commission File Number: 0-18059
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There were 119,575,472 shares of our common stock outstanding on May 4, 2012.

PARAMETRIC TECHNOLOGY CORPORATION
INDEX TO FORM 10-Q
For the Quarter Ended March 31, 2012

PART I—FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS

PARAMETRIC TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31, 2012	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$224,107	$167,878
Accounts receivable, net of allowance for doubtful accounts of $3,313 and $3,902 at March 31, 2012 and September 30, 2011, respectively	204,437	230,220
Prepaid expenses	32,398	30,582
Other current assets	116,190	109,433
Deferred tax assets	54,128	54,151
Total current assets	631,260	592,264
Property and equipment, net	64,021	62,569
Goodwill	616,599	613,394
Acquired intangible assets, net	205,128	222,017
Deferred tax assets	112,092	98,064
Other assets	29,516	41,374
Total assets	$1,658,616	$1,629,682
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,961	$16,974
Accrued expenses and other current liabilities	54,187	60,167
Accrued compensation and benefits	88,799	95,980
Accrued income taxes	17,094	11,895
Deferred tax liabilities	1,178	4,440
Deferred revenue	327,313	279,935
Total current liabilities	506,532	469,391
Revolving credit facility	160,000	200,000
Deferred tax liabilities	23,830	25,919
Deferred revenue	14,041	14,389
Other liabilities	96,220	97,293
Total liabilities	800,623	806,992
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 119,487 and 116,937 shares issued and outstanding at March 31, 2012 and September 30, 2011, respectively	1,195	1,169
Additional paid-in capital	1,810,964	1,805,021
Accumulated deficit	(893,043)	(918,736)
Accumulated other comprehensive loss	(61,123)	(64,764)
Total stockholders’ equity	857,993	822,690
Total liabilities and stockholders’ equity	$1,658,616	$1,629,682

The accompanying notes are an integral part of the condensed consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Revenue:
License	$74,779	$74,215	$163,867	$149,688
Service	226,346	194,974	455,534	386,053
Total revenue	301,125	269,189	619,401	535,741
Cost of revenue:
Cost of license revenue	7,824	6,558	15,483	12,512
Cost of service revenue	85,392	75,213	175,952	155,320
Total cost of revenue	93,216	81,771	191,435	167,832
Gross margin	207,909	187,418	427,966	367,909
Sales and marketing	90,962	81,163	188,740	165,684
Research and development	54,576	53,051	109,569	104,573
General and administrative	29,534	24,712	59,106	48,196
Amortization of acquired intangible assets	5,132	4,266	10,341	8,120
Restructuring charges	20,802	—	20,802	—
Total operating expenses	201,006	163,192	388,558	326,573
Operating income	6,903	24,226	39,408	41,336
Interest and other (expense) income, net	(2,967)	(822)	(5,610)	(2,708)
Income before income taxes	3,936	23,404	33,798	38,628
Provision for income taxes	367	4,387	8,106	6,351
Net income	$3,569	$19,017	$25,692	$32,277
Earnings per share—Basic	$0.03	$0.16	$0.22	$0.27
Earnings per share—Diluted	$0.03	$0.16	$0.21	$0.27
Weighted average shares outstanding—Basic	119,003	118,194	118,356	117,501
Weighted average shares outstanding—Diluted	121,401	121,502	120,985	121,317

The accompanying notes are an integral part of the condensed consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended		Six months ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Net income	$3,569	$19,017	$25,692	$32,277
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0 for all periods	7,849	11,264	2,779	8,273
Minimum pension liability adjustment, net of tax of $0.3 million for both the second quarter and first six months of 2012 and ($0.2) million and ($0.1) million for the second quarter and first six months of 2011, respectively	717	(385)	862	(266)
Other comprehensive income	8,566	10,879	3,641	8,007
Comprehensive income	$12,135	$29,896	$29,333	$40,284

The accompanying notes are an integral part of the condensed consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	March 31, 2012	April 2, 2011
Cash flows from operating activities:
Net income	$25,692	$32,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,285	28,720
Stock-based compensation	26,074	20,898
Excess tax benefits from stock-based awards	(453)	(530)
Other non-cash costs, net	211	154
Changes in operating assets and liabilities:
Accounts receivable	38,698	15,899
Accounts payable and accrued expenses	(6,233)	2,089
Accrued compensation and benefits	(7,635)	(27,406)
Deferred revenue	33,482	27,169
Accrued litigation	—	(52,129)
Accrued income taxes	(11,901)	(9,198)
Other current assets and prepaid expenses	3,573	2,165
Other noncurrent assets and liabilities	(1,759)	(9,870)
Net cash provided by operating activities	133,034	30,238
Cash flows from investing activities:
Additions to property and equipment	(16,624)	(11,560)
Acquisitions of businesses	(1,170)	—
Net cash used by investing activities	(17,794)	(11,560)
Cash flows from financing activities:
Borrowings under revolving credit facility	40,000	—
Repayments of borrowings under revolving credit facility	(80,000)	—
Repurchases of common stock	(14,983)	—
Proceeds from issuance of common stock	14,123	15,974
Excess tax benefits from stock-based awards	453	530
Payments of withholding taxes in connection with vesting of stock-based awards	(19,465)	(21,956)
Net cash used by financing activities	(59,872)	(5,452)
Effect of exchange rate changes on cash and cash equivalents	861	6,025
Net increase in cash and cash equivalents	56,229	19,251
Cash and cash equivalents, beginning of period	167,878	240,253
Cash and cash equivalents, end of period	$224,107	$259,504

The accompanying notes are an integral part of the condensed consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The results of operations for the three and six months ended March 31, 2012 are not necessarily indicative of the results expected for the remainder of the fiscal year.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-8, Intangibles-Goodwill and Other (Topic 350):Testing Goodwill for Impairment. Under the update, an entity has the option, but is not required, to first assess qualitative factors (“Qualitative Assessment” or QA”) to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If, after assessing facts and circumstances in the aggregate, an entity determines it does not fail the QA, then performing the traditional two-step impairment test is unnecessary. Otherwise, an entity is required to proceed to the first step of the goodwill impairment test as outlined in ASC Topic 350. The objective of the Update is to simplify the requirement to test goodwill for impairment and was issued in response to preparer concerns about the cost and complexity of performing the first step of the two-step goodwill impairment test. The Update can be applied for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.

2. Deferred Revenue and Financing Receivables
Deferred Revenue
Deferred revenue primarily relates to software maintenance agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and, if not yet paid, the related customer receivable is included in other current assets. Billed but uncollected maintenance-related amounts included in other current assets at March 31, 2012 and September 30, 2011 were $105.4 million and $93.0 million, respectively.
Financing Receivables
We periodically provide extended payment terms for software purchases to credit-worthy customers with payment terms up to 24 months. The determination of whether to offer such payment terms is based on the size, nature and credit-worthiness of the customer, and the history of collecting amounts due, without concession, from the customer and customers generally. This determination is based on an internal credit assessment. In making this assessment, we use the Standard & Poor's (S&P) credit rating as our primary credit quality indicator, if available. If a customer, including both commercial and U.S. Federal government, has a S&P bond rating of BBB- or above, we designate the customer as a Tier 1. If a customer does not have a S&P bond rating, or has a S&P bond rating below BBB-, we base our assessment on an internal credit assessment which considers selected balance sheet, operating and liquidity measures, historical payment experience, and current business conditions within the industry or region. We designate these customers as Tier 2 or Tier 3, with Tier 3 being lower credit quality than Tier 2.

As of March 31, 2012 and September 30, 2011, amounts due from customers for contracts with original payment terms greater than twelve months (financing receivables) totaled $35.0 million and $57.7 million, respectively. Accounts receivable in the accompanying consolidated balance sheets included current receivables from such contracts totaling $26.4 million and $41.7 million at March 31, 2012 and September 30, 2011, respectively, and other assets in the accompanying consolidated balance sheets included long-term receivables from such contracts totaling $8.6 million and $16.0 million at March 31, 2012 and September 30, 2011, respectively. As of March 31, 2012, $1.0 million of these receivables were past due (of which $0.3 million was greater than 90 days past due). None of these receivables were past due as of September 30, 2011. Our credit risk assessment for financing receivables was as follows:

	March 31, 2012	September 30, 2011
	(in thousands)
S&P bond rating BBB-1 and above-Tier 1	$22,143	$36,639
Internal Credit Assessment-Tier 2	12,089	19,293
Internal Credit Assessment-Tier 3	809	1,798
Total financing receivables	$35,041	$57,730

We evaluate the need for an allowance for doubtful accounts for estimated losses resulting from the inability of these customers to make required payments. As of March 31, 2012 and September 30, 2011, we concluded that all financing receivables were collectible and no reserve for credit losses was recorded. We did not provide a reserve for credit losses or write off any uncollectible financing receivables in the six months ended March 31, 2012 and fiscal year 2011. We write off uncollectible trade and financing receivables when we have exhausted all collection avenues.

We periodically transfer future payments under certain of these contracts to third-party financial institutions on a non-recourse basis. We record such transfers as sales of the related accounts receivable when we surrender control of such receivables. We sold $1.2 million of financing receivables to third-party financial institutions in the six months ended March 31, 2012. We sold no financing receivables to third-party financial institutions in the six months ended April 2, 2011.

3. Restructuring Charges

In the second quarter of 2012, as part of our strategy to reduce costs and to realign our business, we implemented a restructuring of our business and recorded restructuring charges of $20.8 million. The restructuring charges included $20.0 million for severance and related costs associated with 168 employees notified of termination during the second quarter of 2012 and $0.8 million of charges related to excess facilities. The employee terminations triggered a curtailment of a non-U.S. pension plan and interim remeasurement of the pension plan's assets and liabilities. The remeasurement resulted in a decrease in the plan's net unrecognized losses of $1.2 million, which was recorded in accumulated other comprehensive income net of tax.

The following table summarizes restructuring accrual activity for the period ended March 31, 2012:

	Employee Severance and Related Benefits	Facility Closures and Related Costs	Total
	(in thousands)
Restructuring charge activity for the three months ended March 31, 2012
Charges to operations	$19,953	$849	$20,802
Cash disbursements	(8,829)	(68)	(8,897)
Foreign exchange impact	150	5	155
Accrual, March 31, 2012	$11,274	$786	$12,060

The accrual for facility closures and related costs is included in accrued expenses in the consolidated balance sheet, and the accrual for employee severance and related benefits is included in accrued compensation and benefits in the consolidated balance sheet. The facility accrual remaining at March 31, 2012 is related to excess space in a facility representing a gross lease commitment of approximately $1.6 million, net of assumed replacement tenant income of approximately $0.8 million.

4. Stock-based Compensation
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

Restricted stock activity for the six months ended March 31, 2012	Shares	Weighted Average Grant Date Fair Value (Per Share)
	(in thousands)
Balance of outstanding restricted stock September 30, 2011	90	$21.30
Granted	57	$25.27
Vested	(63)	$21.13
Balance of outstanding restricted stock March 31, 2012	84	$24.11
Restricted stock unit activity for the six months ended March 31, 2012	Shares	Weighted Average Grant Date Fair Value (Per Share)
	(in thousands)
Balance of outstanding restricted stock units September 30, 2011	5,490	$17.75
Granted	1,926	$19.82
Vested	(2,538)	$15.59
Forfeited or not earned	(293)	$18.56
Balance of outstanding restricted stock units March 31, 2012	4,585	$19.77
Restricted stock and restricted stock unit grants in the first six months of 2012

	Restricted Stock		Restricted Stock Units
Grant Period	Performance-based	Time-based (1)	Performance-based (2)	Time-based (3)
(in thousands)
	(Number of Shares)		(Number of Units)
First six months of 2012	—	57	780	1,146
_________________

(1)
Of the time-based shares of restricted stock, 9,402 were issued to a non-employee director in connection with a consulting contract we entered into with him. The restrictions on these shares lapse in two substantially equal annual installments from the date of grant. The remaining 47,177 were issued to non-employee directors. The restrictions on these shares lapse one year from the date of grant.

(2)
Of these performance-based RSUs, 11,899 will be eligible to vest on the later of November 15, 2012 and the date the Compensation Committee determines the extent to which the performance criteria have been achieved and 425,698 will be eligible to vest in three substantially equal installments on the later of November 15, 2012 and the date the Compensation Committee determines the extent to which performance criteria have been achieved, November 15, 2013 and November 15, 2014; and 309,976 are eligible to vest in two substantially equal installments on the later of each of November 15, 2013 and November 15, 2014 and the date the Compensation Committee determines the extent to which the applicable performance criteria have been achieved (RSUs not earned for 2013 may be earned for 2014 to the extent the cumulative performance criteria are achieved). The remaining 32,508 have been forfeited.

(3)
The time-based RSUs were issued to employees, including some of our executive officers. These time-based RSUs will vest in three substantially equal annual installments in November 2012, 2013 and 2014.

Compensation expense recorded for our stock-based awards was classified in our consolidated statements of operations as follows:

	Three months ended		Six months ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
	(in thousands)		(in thousands)
Cost of license revenue	$7	$3	$12	$6
Cost of service revenue	2,171	1,583	4,684	3,720
Sales and marketing	3,306	2,350	7,034	4,779
Research and development	2,240	1,749	4,789	4,142
General and administrative	4,968	4,186	9,555	8,251
Total stock-based compensation expense	$12,692	$9,871	$26,074	$20,898

5. Earnings per Share (EPS) and Common Stock
EPS
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

	Three months ended		Six months ended
Calculation of Basic and Diluted EPS	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
	(in thousands, except per share data)
Net income	$3,569	$19,017	$25,692	$32,277
Weighted average shares outstanding—Basic	119,003	118,194	118,356	117,501
Dilutive effect of employee stock options, restricted shares and restricted stock units	2,398	3,308	2,629	3,816
Weighted average shares outstanding—Diluted	121,401	121,502	120,985	121,317
Earnings per share—Basic	$0.03	$0.16	$0.22	$0.27
Earnings per share—Diluted	$0.03	$0.16	$0.21	$0.27

Stock options to purchase 0.2 million and 0.1 million shares for the second quarter and first six months of 2012, respectively, and 0.1 million shares for both the second quarter and first six months of 2011 were outstanding but were not included in the calculation of diluted EPS because the exercise prices per share were greater than the average market price of our common stock for those periods. These shares were excluded from the computation of diluted EPS as the effect would have been anti-dilutive.
Common Stock Repurchases
Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors has authorized us to repurchase up to $100 million worth of shares with cash from operations in the period October 1, 2011 through September 30, 2012. In the second quarter and first six months of 2012, we repurchased 0.6 million shares at a cost of $15.0 million. We did not repurchase any shares in the first six months of 2011. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.

6. Acquisitions
In 2011, we completed the acquisitions of MKS and 4CS described more fully in Note E to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. The results of operations of these acquired businesses have been included in our consolidated financial statements beginning on their respective acquisition dates. These acquisitions added $22.3 million and $40.7 million to our revenue for the three and six months ended March 31, 2012, respectively.
Acquisition-related costs were $0.4 million and $2.5 million for the three and six months ended March 31, 2012, respectively, and include charges related to acquisition integration activities (i.e., severance and professional fees). These costs have been classified in general and administrative expenses in the accompanying consolidated statements of operations.
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
As of September 30, 2011, we had recorded a liability for an additional $1.2 million of contingent purchase price included in accrued expenses and other current liabilities on the consolidated balance sheet. In the six months ended March 31, 2012, this amount was fully earned and paid. Any further adjustments that could lower the purchase price in accordance with contingent provisions in the acquisition agreement are not anticipated to be material.

MKS
On May 31, 2011, we acquired all of the outstanding common stock of MKS Inc. (MKS) for $265.2 million, net of $33.2 million of cash acquired. MKS's results of operations have been included in our consolidated financial statements beginning May 31, 2011.
The unaudited financial information in the table below summarizes the combined results of operations of PTC and MKS, on a pro forma basis, as though the companies had been combined as of the beginning of PTC's fiscal year 2010. The pro forma information presented includes the effects of business combination accounting resulting from the acquisition, including amortization charges from acquired intangibles assets, stock-based compensation charges for unvested stock options, interest expense on borrowings in connection with the acquisition, and the related tax effects as though the acquisition had been consummated as of the beginning of 2010. These pro forma results exclude the impact of the purchase accounting adjustment to deferred revenue and the transaction costs included in the historical results and the related tax effects. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place at the beginning of 2010. The pro forma financial information is based on PTC's results of operations for the three and six months ended April 2, 2011, combined with MKS's results of operations for the three and six months ended April 30, 2011 (due to differences in reporting periods).

	Three months ended	Six months ended
	April 2, 2011	April 2, 2011
	(in millions, except per share amounts)
Revenue	$297.2	$581.7
Net income	$22.9	$35.4
Earnings per share—Basic	$0.19	$0.30
Earnings per share—Diluted	$0.19	$0.29

7. Goodwill and Intangible Assets
We have two reportable segments: (1) software products and (2) services. As of March 31, 2012 and September 30, 2011, goodwill and acquired intangible assets in the aggregate attributable to our software products reportable segment was $792.9 million and $806.0 million, respectively, and attributable to our services reportable segment was $28.8 million and $29.4 million, respectively. Goodwill is tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting segment below its carrying value. We completed our most recent annual impairment review as of July 2, 2011 and concluded that no impairment charge was required as of that date. Acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.
Goodwill and acquired intangible assets consisted of the following:

	March 31, 2012			September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Goodwill (not amortized)			$616,599			$613,394
Intangible assets with finite lives (amortized) (1):
Purchased software	$178,658	$120,584	58,074	$178,388	$112,555	$65,833
Capitalized software	22,877	22,877	—	22,877	22,877	—
Customer lists and relationships	229,175	84,735	144,440	227,961	75,050	152,911
Trademarks and trade names	11,079	8,587	2,492	11,035	7,967	3,068
Other	3,500	3,378	122	3,506	3,301	205
	$445,289	$240,161	$205,128	$443,767	$221,750	$222,017
Total goodwill and acquired intangible assets			$821,727			$835,411

(1) The weighted average useful lives of purchased software, customer lists and relationships, trademarks and trade names and other intangible assets with a remaining net book value are 8 years, 10 years, 6 years, and 4 years, respectively.

Goodwill
The changes in the carrying amounts of goodwill for the six months ended March 31, 2012 are due to foreign currency translation adjustments related to those asset balances that are recorded in non-U.S. currencies.
Changes in goodwill for the six months ended March 31, 2012, presented by reportable segment, are as follows:

	Software Products Segment	Services Segment	Total
	(in thousands)
Balance, September 30, 2011	$588,443	$24,951	$613,394
Foreign currency translation adjustments	3,211	(6)	3,205
Balance, March 31, 2012	$591,654	$24,945	$616,599

Amortization of intangible assets
The aggregate amortization expense for intangible assets with finite lives recorded for the second quarter and first six months of 2012 and 2011 was classified in our consolidated statements of operations as follows:

	Three months ended		Six months ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
	(in thousands)
Amortization of acquired intangible assets	$5,132	$4,266	$10,341	$8,120
Cost of license revenue	3,931	3,339	8,034	6,702
Total amortization expense	$9,063	$7,605	$18,375	$14,822

The estimated aggregate future amortization expense for intangible assets with finite lives remaining as of March 31,

2012 is $18.1 million for the remainder of 2012, $36.4 million for 2013, $34.3 million for 2014, $30.8 million for 2015, $23.2 million for 2016, $19.6 million for 2017 and $42.6 million thereafter.

8. Fair Value Measurements
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
Our significant financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and September 30, 2011 were as follows:

	March 31, 2012	September 30, 2011
	(in thousands)
Financial assets:
Cash equivalents—Level 1 (1)	$67,650	$36,018
Forward contracts—Level 2	197	5,510
	$67,847	$41,528
_________________

(1)	Money market funds and time deposits.

9. Derivative Financial Instruments
Our foreign currency risk management strategy is principally designed to mitigate the future potential financial impact of changes in the value of transactions and balances denominated in foreign currency resulting from changes in foreign currency exchange rates. We enter into derivative transactions, specifically foreign currency forward contracts with maturities of up to three months, to manage our exposure to fluctuations in foreign exchange rates that arise primarily from our foreign currency-denominated receivables and payables.
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

As of March 31, 2012 and September 30, 2011, we had outstanding forward contracts with notional amounts equivalent to the following:

Currency Hedged	March 31, 2012	September 30, 2011
	(in thousands)
Canadian Dollar / U.S. Dollar	$64,274	$92,748
Euro / U.S. Dollar	38,888	65,773
Canadian Dollar / Euro	4,781	—
Chinese Renminbi / U.S. Dollar	5,480	19,973
Japanese Yen / U.S. Dollar	22,150	13,676
Swiss Franc / U.S. Dollar	9,167	9,419
British Pound / Euro	5,706	3,993
All other	10,365	7,350
Total	$160,811	$212,932

The accompanying consolidated balance sheets as of March 31, 2012 and September 30, 2011 include a net asset of $0.2 million and $5.5 million, respectively, in other current assets related to the fair value of our forward contracts.
Net gains and losses on foreign currency exposures, including realized and unrealized gains and losses on forward contracts, included in foreign currency net losses, were net losses of $2.4 million and $4.6 million for the three and six months ended March 31, 2012, respectively, and $1.1 million and $3.3 million for the three and six months ended April 2, 2011, respectively. Excluding the underlying foreign currency exposure being hedged, net realized and unrealized gains and losses on forward contracts included in foreign currency net losses, were net losses of $1.7 million and $2.4 million for the three and six months ended March 31, 2012, respectively, and net losses of $6.5 million and $5.2 million for the three and six months ended April 2, 2011, respectively.

10. Segment Information
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

The revenue and operating income attributable to our operating segments are summarized as follows:

	Three months ended		Six months ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
	(in thousands)
Revenue:
Total Software Products segment revenue	$221,653	$203,156	$458,616	$405,066
Total Services segment revenue	79,472	66,033	160,785	130,675
Total revenue	$301,125	$269,189	$619,401	$535,741
Operating income: (1)
Software Products segment	$128,343	$125,205	$280,302	$251,724
Services segment (2)	7,959	4,896	15,854	3,492
Sales and marketing expenses	(98,248)	(81,163)	(196,025)	(165,684)
General and administrative expenses	(31,151)	(24,712)	(60,723)	(48,196)
Total operating income	$6,903	$24,226	$39,408	$41,336

(1)
We recorded restructuring charges of $20.8 million in the second quarter of 2012. Software Products included $9.2 million; Services included $2.7 million; sales and marketing expenses included $7.3 million; and general and administrative expenses included $1.6 million of these restructuring charges.

(2)
In the first quarter of 2011, we made a strategic decision to enter into a contract with a customer in the automotive industry, for which we expected our costs to exceed our revenue by approximately $5 million. Services segment operating income in the first three months of 2011 included immediate recognition of the approximately $5 million estimated loss on this contract.

We report revenue by product group, Desktop and Enterprise. Desktop revenue includes our CAD Solutions, primarily: Creo Parametric, Creo Elements/Direct, Mathcad and Arbortext authoring products. Enterprise revenue includes our PLM solutions, primarily: Windchill, Arbortext enterprise products, Creo View and Integrity.

	Three months ended		Six months ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
	(in thousands)
Revenue:
Desktop	$147,751	$154,839	$301,614	$300,800
Enterprise	153,374	114,350	317,787	234,941
Total revenue	$301,125	$269,189	$619,401	$535,741

Data for the geographic regions in which we operate is presented below.

	Three months ended		Six months ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
	(in thousands)
Revenue:
Americas (1)	$109,483	$94,399	$226,973	$194,492
Europe (2)	115,780	105,955	248,955	213,831
Pacific Rim	37,373	36,208	74,623	69,820
Japan	38,489	32,627	68,850	57,598
Total revenue	$301,125	$269,189	$619,401	$535,741
_________________

(1)	Includes revenue in the United States totaling $102.3 million and $89.9 million for the three months ended March 31,

2012 and April 2, 2011, respectively, and $213.0 million and $185.3 million for the six months ended March 31, 2012 and April 2, 2011, respectively.

(2)
Includes revenue in Germany totaling $41.2 million and $38.5 million for the three months ended March 31, 2012 and April 2, 2011, respectively, and $97.4 million and $71.8 million for the six months ended March 31, 2012 and April 2, 2011, respectively.

11. Income Taxes
In the second quarter and first six months of 2012, our effective tax rate was a provision of 9% on pre-tax income of $3.9 million, and 24% on pre-tax income of $33.8 million, respectively, compared to a provision of 19% on pre-tax income of $23.4 million and 16% on pre-tax income of $38.6 million in the second quarter and first six months of 2011, respectively. In the first six months of 2012, our effective tax rate was lower than the 35% statutory federal income tax rate due primarily to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate. Our provision includes the expiration on December 31, 2011 of the research and development (R&D) credit in the U.S. and a discrete non-cash charge of $1.5 million related to the impact of a Japanese legislative change, enacted in the first quarter, on our Japan entity's deferred tax assets. Additionally, we expect to make an R&D cost sharing prepayment by a foreign subsidiary to the U.S. at the same level as the prior year. If such prepayment is not ultimately paid within the fiscal year, the effective tax rate would be favorably impacted by up to $7.5 million. In the first six months of 2011, our effective tax rate was lower than the 35% statutory federal income tax rate due primarily to our corporate tax structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate and a $1.8 million tax benefit related to R&D credits in the U.S. triggered by a retroactive extension of the R&D tax credit enacted in the first quarter of 2011.
As of March 31, 2012 and September 30, 2011, we had unrecognized tax benefits of $17.4 million ($17.0 million net of state tax benefits) and $16.2 million ($15.9 million net of state tax benefits), respectively. If all of our unrecognized tax benefits as of March 31, 2012 were to become recognizable in the future, we would record a $16.3 million benefit to the income tax provision.
Our policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of our income tax provision. In the first six months of 2012 and 2011 we included $0.1 million and $0.2 million of interest expense, respectively, and no tax penalty expense in our income tax provision. As of March 31, 2012 and September 30, 2011 we had accrued $2.1 million and $2.0 million, respectively, of estimated interest expense and we had no accrued tax penalties. Changes in our unrecognized tax benefits in the six months ended March 31, 2012 were as follows:

(in millions)
Balance as of October 1, 2011	$16.2
Tax positions related to current year	1.2
Tax positions related to prior years	—
Balance as of March 31, 2012	$17.4

Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates. We believe it is reasonably possible that within the next 12 months the amount of unrecognized tax benefits and accrued interest related to the resolution of multi-jurisdictional tax positions could be reduced by up to $7 million as audits close and statutes expire.
In the normal course of business, PTC and its subsidiaries are examined by various taxing authorities, including the Internal Revenue Service in the United States. As of March 31, 2012, we remained subject to examination in the following major tax jurisdictions for the tax years indicated:

Major Tax Jurisdiction	Open Years
United States	2003, 2008 through 2011
Germany	2007 through 2011
France	2007 through 2011
Japan	2005 through 2011
Ireland	2006 through 2011

12. Long Term Debt
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
In May 2011, in connection with our acquisition of MKS, we borrowed $250 million under the credit facility at a variable interest rate which resets every 30 to 180 days, depending on the rate and period selected. From October 1, 2011 through November 21, 2011, the annual rate was 1.6875%. From November 22, 2011 through May 22, 2012 the annual rate is 1.875%, which will reset on May 22, 2012 to then current rates as defined below. As of March 31, 2012 and September 30, 2011 we had $160 million and $200 million, respectively, outstanding under the credit facility. During the three months ended December 31, 2011, we borrowed and then repaid $40 million under the credit facility for short term cash requirements. During the three months ended March 31, 2012, we repaid $40 million under the credit facility.
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

As of March 31, 2012, our leverage ratio was 0.65 to 1.00 and our fixed charge coverage ratio was 2.82 to 1.00. We were in compliance with all financial and operating covenants of the credit facility as of March 31, 2012.
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

13. Commitments and Contingencies

Legal and Regulatory Matters

China Investigation

We have undertaken an investigation of payments by certain business partners and expenses by certain employees in China that raise questions of compliance with laws, including the Foreign Corrupt Practices Act, and/or compliance with our business policies. The termination of certain employees and business partners in China in connection with this matter may have an adverse impact on our level of sales in China until such replacements for those employees and business partners are in place and productive. Revenue from China has historically represented 6% to 7% of our total revenue. We have voluntarily disclosed the results of our investigation and associated remedial actions to the United States Department of Justice and the Securities and Exchange Commission and are cooperating to provide additional information as requested. We are unable to predict the outcome of this matter, which could include fines or other sanctions.

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

Accruals

With respect to legal proceedings and claims, we record an accrual for a contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. For legal proceedings and claims for which the likelihood that a liability has been incurred is more than remote but less than probable, we estimate the range of possible outcomes. As of both March 31, 2012 and September 30, 2011, we had a legal proceedings and claims accrual of $0.4 million.
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
Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q about our future financial and growth expectations, the development of our products and markets, adoption of our solutions and future purchases by customers, and the expected impact of our strategic investments and product releases on our business are forward-looking statements that are subject to the inherent uncertainties in predicting future results and conditions. Risks and uncertainties that could cause actual results to differ materially from projected results include the following: our customers may not purchase our solutions when or at the rates we expect; we may not achieve the license, service or maintenance growth rates we expect, which could result in a different mix of revenue between license, service and maintenance and could adversely affect our profitability; the possibility that foreign currency exchange rates may vary from our expectations and thereby affect our reported revenue and expense; our strategic investments, including adding sales personnel, may not generate the revenue or have the effects we expect; we may be unable to attain or maintain a technology leadership position and any such leadership position may not generate the revenue we expect; the MKS and 4CS businesses may not generate the revenue we expect; our ability to successfully differentiate our products and services from those of our competitors and otherwise compete could be adversely affected by the relatively larger size and greater resources of several of the companies with which we compete; the possibility that remedial actions related to our previously announced investigation in China may have a material impact on our operations in China, as well as other risks and uncertainties described below throughout or referenced in Part II, Item 1A. Risk Factors of this report.
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
The markets we serve present different growth opportunities for us. We believe the markets among large businesses for PLM, ALM, SLM and SCM solutions (which we refer to as our “Enterprise Solutions”) present the greatest opportunity for revenue growth for us and that revenue from these markets will constitute an increasingly greater proportion of our revenue over time. We believe that the market for our CAD solutions (which we refer to as our “Desktop Solutions”) provides an opportunity for modest long-term growth as the market for these solutions is mature.
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

Executive Overview

For the second quarter of 2012, our total revenue was $301 million (non-GAAP revenue was $302 million), a 12% year-over-year increase on both a reported and constant currency basis. Revenue during the quarter from our MKS and 4CS businesses, both acquired in the second half of fiscal 2011, was $22 million (non-GAAP revenue was $23 million). Excluding MKS and 4CS revenue, organic total revenue for the second quarter of 2012 was up 4% year over year. While our second quarter maintenance and consulting and training services revenues were in line with our expectations, our license revenue was below our expectations. Total license revenue for the second quarter of 2012 was $75 million, an increase of 1% year over year, but below our expectations. On an organic basis license revenue for the second quarter of 2012 was $67 million, a decrease of 10% year over year. We attribute our lower than expected license revenue to a large transaction in Europe that did not close and lower than expected sales in North America.

Our non-GAAP operating margin increased to 17% in the second quarter of 2012 from 16% in the second quarter of 2011 (decreased to 2% from 9% on a GAAP basis) due primarily to lower than planned operating expenses and improved services margins. On a GAAP basis, these improvements in operating margin were offset by $21 million of restructuring charges described below. Non-GAAP earnings per share in the second quarter of 2012 increased 15% to $0.30 from $0.26 in the second quarter of 2011 as a result of higher comparable revenue and profitability. On a GAAP basis, earnings per share in the second quarter of 2012 was $0.03 compared to $0.16 in the second quarter of 2011, reflecting the impact of the restructuring charges. Non-GAAP measures are reconciled to GAAP results under Results of Operations - Income and Margins; Earnings per Share below.

We ended the second quarter of 2012 with $224 million of cash, up from $187 million at the end of the first quarter of 2012 and $168 million at September 30, 2011, reflecting strong operating cash flow, $40 million used to repay our revolving credit facility and $15 million used for stock repurchases. We also have $140 million available under our revolving credit facility.

As part of our strategy to reduce costs and to realign our business, in the second quarter of 2012, we implemented a restructuring of our business and recorded restructuring charges of $21 million, primarily for severance and related costs associated with 168 employees (representing approximately 3% of our workforce) notified of termination during the quarter. We expect that these reductions will result in future operating expense savings of approximately $5 million per quarter. We realized approximately half of these operating expense savings in the second quarter of 2012. Cash expenditures of the restructuring charge are expected to be paid within the next twelve months, $9 million of which was paid in the second quarter.

We expect the near-term cost savings from this restructuring and the longer-term benefit of our organizational realignment will improve efficiencies within our sales and services organizations and improve our operating margins over the long term.
Revenue, Operating Margin, Earnings per Share and Cash Flow from Operations
The following table shows the financial measures that we consider the most significant indicators of the performance of our business. In addition to providing operating income, operating margin, and diluted earnings per share as calculated under generally accepted accounting principles (“GAAP”), we also show non-GAAP operating income, operating margin, and diluted earnings per share for the reported periods. These non-GAAP measures exclude a fair value adjustment related to acquired deferred maintenance revenue, stock-based compensation, amortization of acquired intangible assets expense, acquisition-related charges, restructuring charges, one-time charges included in non-operating other income (expense) and the related tax effects of the preceding items, and any one-time tax items. Excluding those expenses and one-time items provides investors another view of our operating results which is aligned with management budgets and with performance criteria in our incentive compensation plans. Management uses, and investors should use, non-GAAP measures in conjunction with our GAAP results. We discuss the non-GAAP measures in detail under Results of Operations - Income and Margins; Earnings per Share below.

	Three Months Ended		Percent Change 2011 to 2012		Six Months Ended		Percent Change 2011 to 2012
	March 31, 2012	April 2, 2011	Actual	Constant Currency	March 31, 2012	April 2, 2011	Actual	Constant Currency
	(dollar amounts in millions, except per share data)
License revenue	$74.8	$74.2	1%	1%	$163.9	$149.7	9%	9%
Consulting and training service revenue	75.8	63.0	20%	21%	151.4	122.7	23%	23%
Maintenance revenue	150.5	132.0	14%	14%	304.1	263.3	15%	15%
Total service revenue	226.3	195.0	16%	16%	455.5	386.0	18%	17%
Total revenue	301.1	269.2	12%	12%	619.4	535.7	16%	15%
Cost of license	7.8	6.6	19%		15.5	12.5	24%
Cost of service	85.4	75.2	14%		175.9	155.3	13%
Total cost of revenue	93.2	81.8	14%		191.4	167.8	14%
Gross margin	207.9	187.4	11%		428.0	367.9	16%
Operating expenses	201.0	163.2	23%		388.6	326.6	19%
Total costs and expenses (1)	294.2	245.0	20%	21%	580.0	494.4	17%	17%
Operating income (1)	$6.9	$24.2	(72)%	(76)%	$39.4	$41.3	(5)%	(11)%
Non-GAAP operating income (1)	$50.6	$42.3	20%	18%	$109.4	$77.7	41%	38%
Operating margin (1)	2%	9%			6%	8%
Non-GAAP operating margin (1)	17%	16%			18%	15%
Diluted earnings per share	$0.03	$0.16			$0.21	$0.27
Non-GAAP diluted earnings per share	$0.30	$0.26			$0.65	$0.48
Cash flow from operations (2)	$96.5	$78.3			$133.0	$30.2

(1) Costs and expenses in the second quarter of 2012 included $21 million of restructuring charges. In the first quarter of 2011, we entered into a strategic contract with an automotive customer for which we expected costs to exceed revenue by approximately $5 million. This loss was recorded in the first quarter of 2011 and resulted in a decrease in GAAP and non-GAAP operating income of approximately $5 million.

(2) In the first six months of 2011, we used $48 million, net, of cash in connection with the resolution of a litigation matter.

In the second quarter of 2012, compared to the second quarter of 2011, our total revenue was up 12%, reflecting revenue contribution from MKS and 4CS as well as the growth of our maintenance and services business. We acquired MKS Inc. on May 31, 2011 and 4C Solutions, Inc. on September 2, 2011. MKS and 4CS contributed $22.3 million and $40.7 million of revenue in the second quarter and first six months of 2012, respectively ($23.0 million and $43.0 million, respectively, on a non-GAAP basis). In the second quarter of 2012 organic revenue, excluding the impact of MKS and 4CS, increased 4% to $278.9 million while organic license revenue decreased 10% to $66.6 million compared to the second quarter of 2011. For the first six months of 2012 total revenue was up 8% on an organic basis compared to the first six months of 2011.

Our license revenue in the second quarter of 2012 was lower than expected due to a large transaction in Europe that did not close and lower than expected license revenue in North America. For the six months ended March 31, 2012, license revenue grew 1% on an organic basis. In the second quarter and first six months of 2012 compared to the second quarter and first six months of 2011, maintenance revenue was up 7% and 9%, respectively, on an organic basis and consulting and training service revenue was up 12% and 15%, respectively, on an organic basis. We have seen continued strength in maintenance and consulting services following strong license sales in both 2011 and 2010.
In the second quarter of 2012, license revenue from direct customers was down 7% year over year (19% on an organic basis), attributable to a decrease in the amount of revenue from large customers. We saw continued overall strength in the small- and medium-size business market in the second quarter of 2012, compared to the second quarter of 2011, with indirect license revenue and total indirect revenue up 18% and 13%, respectively (9% and 7% on an organic basis, respectively). This was our ninth consecutive quarter of year-over-year indirect license revenue and total indirect revenue growth. In the first six months of 2012, license revenue and total revenue from direct customers were up 8% and 17%, respectively, year over year

(down 1% and up 9%, respectively, on an organic basis). In the first six months of 2012, license revenue and total revenue from indirect customers was up 13% and 12%, respectively, year over year (up 6% and 7%, respectively, on an organic basis).
Our GAAP and non-GAAP operating income improved due to higher margins, particularly in our services business, coupled with slower growth in operating expenses.
Future Expectations, Strategies and Risks

Based on the the first six months of 2012 and fiscal 2011 results, current economic conditions and spending patterns, the competitive strength of our products, additional sales capacity and a full year of revenue contribution from MKS, for fiscal year 2012 we are currently targeting non-GAAP and GAAP revenue growth of 8% to 10%. This reflects a decrease in our full year targets for 2012 from those projected at the end of the first quarter of 2012, reflecting lower than expected license revenue in the second quarter of 2012. Changes in foreign currency rates relative to the U.S. dollar can significantly impact our results. Our current plan assumes $1.30 USD to Euro rate. We expect MKS and 4CS to contribute approximately $90 million in revenue for the full year, including $3 million in non-GAAP revenue. For 2012, compared to 2011, we are expecting license revenue growth of approximately 5%, non-GAAP and GAAP maintenance revenue growth of approximately 9%, and consulting and training service revenue growth of approximately 14%.

Our commitment to operating margin expansion is a cornerstone of our financial strategy, which is reflected in our margin performance in the first six months of 2012 and our outlook for 2012 and beyond. Our goal is to improve non-GAAP operating margins by 130 basis points in 2012, from approximately 18% in 2011 to approximately 19% in 2012 (compared to approximately 10% on a GAAP basis), through operating leverage, impact of the restructuring, our on-going focus on operating margin improvements and cost efficiency, and improved services margins in our consulting and training services business. Our expectation for services revenue growth has increased due to continued momentum of our Enterprise solutions and demand for associated services. We are also anticipating that services margins will increase for the year due to increased revenue and expanded use of our strategic services partners.
We acknowledge that there continues to be significant uncertainty regarding the strength of the global economy. While we are continuing to add sales capacity to address our expanded market opportunities, at the same time we continue to be disciplined about broader staffing and spending plans.
Our results have been impacted, and we expect will continue to be impacted, by revenue from large customers. The amount of revenue, particularly license revenue, attributable to large transactions, and the number of such transactions, may vary significantly from quarter to quarter based on customer purchasing decisions and macroeconomic conditions. Our growth rates have become increasingly dependent on adoption of our Enterprise solutions among large direct customers. Such transactions tend to be larger in size and may have long lead times as they often follow a lengthy product selection and evaluation process. This may cause increased volatility in our results.
Impact of an Investigation in China
As previously disclosed, we have undertaken an investigation of payments by certain business partners and expenses by certain employees in China that raise questions of compliance with laws, including the Foreign Corrupt Practices Act, and/or compliance with our business policies. The termination of certain employees and business partners in China in connection with this matter may have an adverse impact on our level of sales in China until replacements for those employees and business partners are in place and productive. Revenue from China has historically represented 6% to 7% of our total revenue. We have voluntarily disclosed the results of our investigation and associated remedial actions to the United States Department of Justice and the Securities and Exchange Commission and are cooperating to provide additional information as requested. We are unable to predict the outcome of this matter, which could include fines or other sanctions.

Results of Operations
Acquisitions
We acquired MKS on May 31, 2011 and 4C Solutions, Inc. (4CS) on September 2, 2011. The results of operations of these acquired businesses have been included in our consolidated financial statements beginning on their respective acquisition dates. These acquisitions added $22.3 million and $40.7 million to our revenue for the three and six months ended March 31, 2012, respectively ($23.0 million and $43.0 million on a non-GAAP basis, respectively).
MKS revenue and 4CS revenue are classified as “Enterprise” revenue.
Impact of Foreign Currency Exchange on Results of Operations

Approximately two-thirds of our revenue and half of our expenses are transacted in currencies other than the U.S. Dollar. Because we report our results of operations in U.S. Dollars, currency translation, particularly changes in the Euro and Yen, relative to the U.S. Dollar, affects our reported results. If actual reported results for the second quarter and first six months of 2012 had been converted into U.S. Dollars based on the foreign currency exchange rates in effect for the comparable 2011 periods, revenue would have been higher by $0.7 million and lower by $2.5 million in the second quarter and first six months of 2012, respectively, and expenses would have been higher by $1.7 million and $0.1 million, respectively. As a result, at foreign currency exchange rates consistent with the first six months of 2011, operating income in the second quarter and first six months of 2012 would have been lower by $1.0 million and $2.6 million, respectively. Revenue by line of business and revenue by geographic region in the tables that follow present both actual percentage changes year over year and percentage changes year over year on a constant currency basis, calculated by multiplying the actual results for the second quarter and first six months of 2012 by the exchange rates in effect for the comparable periods in 2011.
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
Enterprise maintenance revenue in the second quarter and first six months of 2012 includes a fair value adjustment related to acquired deferred MKS maintenance revenue of $0.7 million and $2.3 million, respectively. Non-GAAP revenue excludes this adjustment. Accordingly, non-GAAP revenue, non-GAAP Enterprise revenue, non-GAAP maintenance revenue and MKS non-GAAP revenue in the previous and following discussion are higher than the corresponding GAAP revenue figures by the amount of this adjustment.

Revenue by Product Group and Distribution Channel - Three months ended March 31, 2012 and April 2, 2011

	Desktop Three Months Ended				Enterprise Three Months Ended			Total Revenue Three Months Ended
	March 31, 2012		April 2, 2011	Percent Change	March 31, 2012	April 2, 2011	Percent Change	March 31, 2012	April 2, 2011	Percent Change
	(Dollar amounts in millions)
Direct
License revenue	$20.9		$31.3	(33)%	$27.9	$20.9	33%	$48.7	$52.2	(7)%
Service revenue:
Consulting and training	7.7		9.5	(19)%	63.1	50.6	25%	70.8	60.2	18%
Maintenance	52.8		50.9	4%	42.6	29.7	44%	95.4	80.5	18%
Total service revenue	60.5		60.4	—%	105.7	80.3	32%	166.2	140.7	18%
Total revenue	$81.4		$91.6	(11)%	$133.5	$101.2	32%	$214.9	$192.9	11%
Indirect
License revenue	$19.0		$17.8	7%	$7.0	$4.2	66%	$26.0	$22.0	18%
Service revenue:
Consulting and training	1.4	1.6	1.6	(10)%	3.6	1.3	176%	5.0	2.9	74%
Maintenance	45.9		44.1	4%	9.2	7.4	26%	55.2	51.4	7%
Total service revenue	47.3		45.7	4%	12.8	8.7	48%	60.2	54.3	11%
Total revenue	$66.4		$63.4	5%	$19.9	$12.9	54%	$86.2	$76.3	13%
Total Revenue
License revenue	$39.9		$49.0	(19)%	$34.9	$25.2	39%	$74.8	$74.2	1%
Service revenue:
Consulting and training	9.1		11.1	(17)%	66.7	51.9	28%	75.8	63.0	20%
Maintenance	98.7		94.9	4%	51.8	37.0	40%	150.5	131.9	14%
Total service revenue	107.9		106.0	2%	118.5	89.0	33%	226.3	195.0	16%
Total revenue	$147.8		$155.1	(5)%	$153.4	$114.1	34%	$301.1	$269.2	12%

Revenue by Product Group and Distribution Channel - Six months ended March 31, 2012 and April 2, 2011

	Desktop Six Months Ended			Enterprise Six Months Ended			Total Revenue Six Months Ended
	March 31, 2012	April 2, 2011	Percent Change	March 31, 2012	April 2, 2011	Percent Change	March 31, 2012	April 2, 2011	Percent Change
	(Dollar amounts in millions)
Direct
License revenue	$44.1	$55.6	(21)%	$69.3	$49.4	40%	$113.3	$105.0	8%
Service revenue:
Consulting and training	17.0	18.7	(10)%	125.2	98.1	28%	142.2	116.9	22%
Maintenance	107.5	101.0	6%	84.2	59.6	41%	191.7	160.6	19%
Total service revenue	124.5	119.8	4%	209.4	157.7	33%	333.9	277.5	20%
Total revenue	$168.6	$175.4	(4)%	$278.7	$207.1	35%	$447.2	$382.4	17%
Indirect
License revenue	$36.7	$34.7	6%	$13.8	$10.0	38%	$50.6	$44.7	13%
Service revenue:
Consulting and training	2.8	2.9	(3)%	6.5	3.0	117%	9.3	5.9	58%
Maintenance	93.6	88.4	6%	18.8	14.3	31%	112.4	102.7	9%
Total service revenue	96.3	91.3	6%	25.3	17.3	46%	121.6	108.6	12%
Total revenue	$133.1	$126.0	6%	$39.1	$27.3	43%	$172.2	$153.3	12%
Total Revenue
License revenue	$80.8	$90.3	(10)%	$83.1	$59.4	40%	$163.9	$149.7	9%
Service revenue:
Consulting and training	19.7	21.6	(9)%	131.7	101.1	30%	151.4	122.7	23%
Maintenance	201.1	189.5	6%	103.0	73.9	39%	304.1	263.3	15%
Total service revenue	220.8	211.1	5%	234.7	175.0	34%	455.5	386.1	18%
Total revenue	$301.6	$301.3	—%	$317.8	$234.4	36%	$619.4	$535.7	16%

Revenue by Line of Business

	Three Months Ended		Six Months Ended
Revenue as a Percentage of Total Revenue	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
License	25%	28%	27%	28%
Consulting and training service	25%	23%	24%	23%
Maintenance	50%	49%	49%	49%
	100%	100%	100%	100%

Year over Year Percentage Changes in Revenue	Three months ended March 31, 2012 compared to three months ended April 2, 2011		Six months ended March 31, 2012 compared to six months ended April 2, 2011
	As Reported	Constant Currency	As Reported	Constant Currency
License	1%	1%	9%	9%
Consulting and training service	20%	21%	23%	23%
Maintenance	14%	14%	15%	15%
Total	12%	12%	16%	15%

License Revenue
License revenue of $74.8 million was below our expectations due to a large transaction in Europe that did not close and lower than expected sales in North America, particularly with respect to new large deals, resulting in year-over-year decreases in European license revenue and Americas license revenue of 6% and 4% respectively. Japan and Pacific Rim license revenue performance was solid in the second quarter with growth of 17% and 9%, respectively. See Revenue from Individual Customers below for further discussion.
Enterprise license revenue (which is driven primarily by PLM license sales), while negatively impacted by our European and North American performance, grew 39% on a year-over-year basis due primarily to MKS and to relatively low comparative revenue results in the second quarter of 2011. MKS contributed $8.0 million to Enterprise license revenue in the second quarter of 2012. On an organic basis, Enterprise license revenue increased 6% in the second quarter of 2012 compared to the second quarter of 2011. Desktop license revenue (primarily MCAD license sales) performance was solid in the quarter, particularly in our channel, though declined 19% on a year-over-year basis due in part to very strong comparative results in the second quarter of 2011.
The increase in overall license revenue in the first six months of 2012 was due primarily to growth in direct Enterprise license revenue which increased 40% ($19.9 million) due to higher sales on a year-to-date basis to our large commercial customers and revenue from MKS of $12.7 million. Additionally, we saw growth in license revenue from small- and medium-size customers, with increases in both indirect Desktop and Enterprise license revenue. Enterprise license revenue results reflect an increase in revenue from sales of Windchill, which were 26% ($10.9 million) higher in the first six months of 2012 than in the first six months of 2011.
Foreign currency exchange rate movements, relative to the comparative 2011 periods, did not have a significant impact on license revenue in the second quarter or first six months of 2012.
Consulting and Training Service Revenue
Consulting and training services engagements typically result from sales of new licenses, particularly of our Enterprise solutions. In the second quarter of 2012, compared to the second quarter of 2011, consulting revenue, which is primarily related to Windchill implementations among our direct Enterprise customers, was up 22% ($11.9 million) and training revenue, which typically represents about 15% of our total consulting and training services revenue, was up 10% ($0.8 million). In the first six months of 2012, compared to the first six months of 2011, consulting revenue was up 25% ($26.6 million) and training revenue was up 13% ($2.1 million). MKS and 4CS contributed $5.0 million and $10.6 million to Enterprise consulting and training service revenue in the second quarter and first six months of 2012, respectively. Excluding MKS and 4CS, consulting and training service revenue increased 12% ($7.7 million) and 15% ($18.1 million) in the second quarter and first six months of 2012, respectively, compared to the same periods in 2011.

Foreign currency exchange rate movements unfavorably impacted consulting and training services revenue by $0.5 million in the second quarter of 2012 compared to the second quarter of 2011, and had no effect on revenue for the first six months of 2012.
Maintenance Revenue
Maintenance revenue is comprised of contracts to maintain new and/or previously purchased software. We saw steady growth in maintenance revenue in 2011, continuing in the first six months of 2012. In the second quarter and first six months of 2012, compared to the same periods in 2011, Desktop maintenance revenue was up 4% ($3.8 million) and 6% ($11.6 million), respectively, attributable in part to the launch of Creo in 2011, and Enterprise maintenance revenue was up 40% ($14.8 million) and 39% ($29.1 million), respectively. In the second quarter and first six months of 2012, MKS and 4CS contributed $9.1 million and $17.2 million, respectively, to Enterprise maintenance revenue. Excluding MKS and 4CS, Enterprise maintenance revenue increased 16% ($5.8 million) and 16% ($12.0 million) in the second quarter and first six months of 2012, respectively, compared to the second quarter and first six months of 2011. Creo and Windchill seats under maintenance increased 8% and 22%, respectively, as of the end of the second quarter of 2012, compared to the end of the second quarter of 2011.
Foreign currency exchange rate movements impacted maintenance revenue unfavorably by $0.1 million and favorably by $2.2 million in the second quarter and first six months of 2012, respectively, compared to the second quarter and first six months of 2011.
Revenue by Distribution Channel
We derive most of our revenue from products and services sold directly by our sales force to end-user customers (Direct Revenue). We also sell products and services through third-party resellers and other strategic partners (Indirect Revenue). Our sales force focuses on large accounts while our reseller channel provides a cost-effective means of covering the small- and medium-size business market. This enables our direct sales force to focus on larger sales opportunities and ensures greater coverage of all customer segments.
Our direct revenue typically comprises approximately 70% of our total revenue while our indirect revenue typically comprises approximately 30% of our total revenue. Our indirect sales have increased in part as a result of the release of Creo in June 2011 and in part due to improved economic conditions.
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
For the second quarters of 2012 and 2011, there were 25 (9 in the Americas, 11 in Europe and 5 in Asia) and 26 (10 in the Americas, 9 in Europe and 7 in Asia) of these customers, respectively, with average revenue recorded of $2.3 million and $2.2 million.
Revenue from large customers in the second quarter of 2012, while flat as compared to the second quarter of 2011, reflects a lower mix of license revenue. The license revenue portion of this metric, which typically comprises approximately 50% to 60% of the total, was 30% in the second quarter of 2012, reflecting lower than expected license revenue contribution from large deals in Europe and North America.

	Three months ended		Six months ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
	(Dollar amounts in millions)
License and/or consulting and training service revenue greater than $1 million from individual customers in a quarter	$56.4	$56.3	$125.2	$114.4
% of total license and consulting and training service revenue	37%	41%	40%	42%
Revenue by product group:
Desktop	$9.7	$19.1	$22.0	$31.0
Enterprise	$46.7	$37.2	$103.2	$83.4

Revenue by Geographic Region

	Three months ended		Percent Change		Six months ended		Percent Change
	March 31, 2012	April 2, 2011	Actual	Constant Currency	March 31, 2012	April 2, 2011	Actual	Constant Currency
	(Dollar amounts in millions)				(Dollar amounts in millions)
Revenue by region:
Americas	$109.5	$94.4	16%	16%	$227.0	$194.5	17%	17%
Europe	$115.8	$106.0	9%	12%	$249.0	$213.8	16%	17%
Pacific Rim	$37.4	$36.2	3%	4%	$74.6	$69.8	7%	7%
Japan	$38.5	$32.6	18%	11%	$68.9	$57.6	20%	12%
Revenue by region as a % of total revenue:
Americas	36%	35%			37%	36%
Europe	38%	39%			40%	40%
Pacific Rim	12%	14%			12%	13%
Japan	13%	12%			11%	11%

Americas
The increase in revenue in the Americas in the second quarter of 2012 compared to the second quarter of 2011 consisted of an increase of 33% ($7.4 million) in consulting and training service revenue and an increase of 17% ($8.5 million) in maintenance revenue, partially offset by a decrease of 4% ($0.8 million) in license revenue. The increase in revenue in the Americas in the first six months of 2012 compared to the first six months of 2011 consisted of an increase of 35% ($15.1 million) in consulting and training service revenue and an increase of 17% ($17.2 million) in maintenance revenue while license revenue was relatively flat. Enterprise license revenue in the second quarter of 2012 decreased 14% over the second quarter of 2011, due primarily to lower PLM license sales to large customers. This decrease was offset in part by an increase in sales of MCAD products in the quarter.
Europe
The increase in revenue in Europe in the second quarter of 2012 compared to the second quarter of 2011 consisted of an increase in consulting and training service revenue of 21% ($5.2 million) and an increase in maintenance revenue of 12% ($6.3 million), offset by a decrease in license revenue of 6% ($1.7 million). Total Enterprise license revenue increased 33% ($2.9 million) in the second quarter of 2012 compared to the second quarter of 2011 while total Desktop license revenue decreased 25% ($4.6 million) over the same period, reflecting a decrease in license sales of Desktop products to large customers. The increase in revenue in the first six months of 2012 compared to the first six months of 2011 consisted of an increase in license revenue of 12% ($6.9 million), an increase in consulting and training service revenue of 25% ($12.6 million) and an increase in maintenance revenue of 15% ($15.6 million).
Changes in foreign currency exchange rates, particularly the Euro, unfavorably impacted revenue in Europe by $2.8 million and $1.5 million in the second quarter and first six months of 2012, respectively, as compared to the second quarter and first six months of 2011.
Pacific Rim
The increase in revenue in the Pacific Rim in the second quarter of 2012 compared to the second quarter of 2011 was due primarily to an increase of 9% ($1.4 million) in license revenue and an increase of 13% ($1.2 million) in maintenance revenue, partially offset by a decrease of 15% ($1.5 million) in consulting and training service revenue. The increase in revenue in the Pacific Rim in the first six months of 2012, compared to the first six months of 2011, was due primarily to an increase of 13% ($4.0 million) in license revenue and an increase of 14% ($2.7 million) in maintenance revenue, partially offset by a decrease of 9% ($1.8 million) in consulting and training service revenue. Revenue from China, which has historically represented 6% to 7% of our total revenue, decreased 10% and 5% in the second quarter and first six months of 2012, respectively, compared to the second quarter and first six months of 2011.
Changes in foreign currency exchange rates unfavorably impacted revenue in the Pacific Rim by $0.2 million and $0.3 million in the second quarter and first six months of 2012, respectively, as compared to the second quarter and first six months of 2011.
Japan
The increase in revenue in Japan in the second quarter of 2012 compared to the second quarter of 2011 included increases of 17% ($1.6 million) in license revenue, 31% ($1.6 million) in consulting and training service revenue and 15% ($2.6 million) in maintenance revenue. The increase in revenue in Japan in the first six months of 2012 compared to the first six months of 2011 included increases of 25% ($3.0 million) in license revenue, 30% ($2.9 million) in consulting and training service revenue and 15% ($5.3 million) in maintenance revenue.
Changes in the Yen to U.S. Dollar exchange rate favorably impacted revenue in Japan by $2.3 million and $4.4 million in the second quarter and first six months of 2012, respectively, as compared to the second quarter and first six months of 2011.
Gross Margin

	Three months ended			Six months ended
	March 31, 2012	April 2, 2011	Percent Change	March 31, 2012	April 2, 2011	Percent Change
	(Dollar amounts in millions)
Gross margin	$207.9	$187.4	11%	$428.0	$367.9	16%
Non-GAAP gross margin	214.8	192.3	12%	443.0	378.3	17%
Gross margin as a % of total revenue	69%	70%		69%	69%
Non-GAAP gross margin as a % of total revenue	71%	71%		71%	71%

Gross margin as a percentage of total revenue for the second quarter and first six months of 2012 was relatively comparable to the year-ago periods, reflecting higher services margins offset by a less favorable revenue mix. License revenue, which generates the highest gross margins, was 25% and 27% of total revenue in the second quarter and first six months of 2012, respectively, compared to 28% in both the second quarter and first six months of 2011.

Costs and Expenses

	Three months ended				Six months ended
	March 31, 2012	April 2, 2011	Percent Change		March 31, 2012	April 2, 2011	Percent Change
	(Dollar amounts in millions)
Costs and expenses:
Cost of license revenue	$7.8	$6.6	19%		$15.5	$12.5	24%
Cost of service revenue	85.4	75.2	14%		176.0	155.3	13%
Sales and marketing	91.0	81.2	12%		188.7	165.7	14%
Research and development	54.6	53.0	3%		109.6	104.6	5%
General and administrative	29.5	24.7	20%		59.1	48.2	23%
Amortization of acquired intangible assets	5.1	4.3	20%		10.3	8.1	27%
Restructuring charges	20.8	—			20.8	—
Total costs and expenses	$294.2	$245.0	20%	(1)	$580.0	$494.4	17%	(1)
Total headcount at end of period	5,959	5,395

(1)	On a constant currency basis, compared to the year-ago periods, total costs and expenses for the second quarter of and first six months of 2012 increased 21% and 17%, respectively.
Costs and expenses in the second quarter and first six months of 2012 compared to the second quarter and first six months of 2011 increased primarily as a result of:

•	restructuring charges of $20.0 million related to severance and other related costs associated with the termination of 168 employees and $0.8 million related to excess facilities;

•	higher cost of service in support of services revenue growth;

•	investments in our direct sales force;

•	an increase of approximately 500 employees (as of March 31, 2012) in connection with our acquisitions of MKS on May 31, 2011 and 4CS on September 2, 2011;

•
company-wide merit pay increase effective on February 1, 2012 and 2011 (both merit pay increases were approximately $11 million on an annualized basis), which resulted in an increase in salary expense across all functional organizations; and

•
acquisition-related costs associated with our acquisitions of MKS and 4CS of $0.4 million and $2.5 million for the three and six months ended March 31, 2012, respectively, (included in general and administrative).

Costs in the first six months of 2011 included the following:

•	a contract loss of approximately $5 million recorded in the first quarter of 2011 related to estimated costs to be incurred in completing a services contract in excess of the corresponding revenue;

•	higher sales and marketing expenses associated with events, including our Creo product launch in the first quarter of 2011; and

•	severance and related expenses of approximately $3.0 million associated with 60 employees terminated in the second quarter of 2011, primarily in research and development.
Cost of License Revenue

	Three months ended			Six months ended
	March 31, 2012	April 2, 2011	Percent Change	March 31, 2012	April 2, 2011	Percent Change
	(Dollar amounts in millions)
Cost of license revenue	$7.8	$6.6	19%	$15.5	$12.5	24%
% of total revenue	3%	2%		2%	2%
% of total license revenue	10%	9%		9%	8%

Our cost of license revenue consists of fixed and variable costs associated with reproducing and distributing software and documentation, as well as royalties paid to third parties for technology embedded in or licensed with our software products and amortization of intangible assets associated with acquired products. Cost of license revenue increased in the second quarter and first six months of 2012 due primarily to amortization of purchased software, which was $0.6 million and $1.3 million higher in the second quarter and first six months of 2012, respectively, compared to the second quarter and first six months of 2011. Cost of license revenue as a percent of license revenue can vary depending on product mix sold and the effect of fixed and variable royalties and the level of amortization of acquired software intangible assets.
Cost of Service Revenue

	Three months ended			Six months ended
	March 31, 2012	April 2, 2011	Percent Change	March 31, 2012	April 2, 2011	Percent Change
	(Dollar amounts in millions)
Cost of service revenue	$85.4	$75.2	14%	$176.0	$155.3	13%
% of total revenue	28%	28%		28%	29%
% of total service revenue	38%	39%		39%	40%
Service headcount at end of period	1,899	1,614	18%

Our cost of service revenue includes costs such as salaries, benefits, and computer equipment and facilities for our training, customer support and consulting personnel; third-party subcontractor fees; and costs associated with the release of maintenance updates (including related royalty costs). Service margins can vary based on the product mix sold in the period. Margins on maintenance revenue are significantly higher than on consulting and training service revenue. Maintenance revenue comprised 67% and 68% of total service revenue in the second quarter and first six months of 2012 and 2011, respectively.

In the second quarter and first six months of 2012 compared to the second quarter and first six months of 2011 total compensation, benefit costs and travel expenses were 19% ($9.4 million) and 24% ($23.7 million) higher primarily due to increased headcount and the impact of merit pay increases. Cost of service headcount at the end of the second quarter of 2012 included approximately 190 employees added from MKS and 4CS.

In the first quarter of 2011, we made a strategic decision to enter into a contract with an important customer in the automotive industry, for which we expected our costs to exceed our revenue by approximately $5 million. Cost of service revenue in the first quarter of 2011 included immediate recognition of this loss of approximately $5 million.
Sales and Marketing

	Three months ended			Six months ended
	March 31, 2012	April 2, 2011	Percent Change	March 31, 2012	April 2, 2011	Percent Change
	(Dollar amounts in millions)
Sales and marketing	$91.0	$81.2	12%	$188.7	$165.7	14%
% of total revenue	30%	30%		30%	31%
Sales and marketing headcount at end of period	1,516	1,388	9%

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. Our compensation, benefit costs and travel expenses were higher by an aggregate of $7.5 million (11%) and $21.3 million (16%) in the second quarter and first six months of 2012, respectively, compared to the second quarter and first six months of 2011 due to higher headcount as a result of acquisitions and investments we have made in our direct sales force in support of revenue growth opportunities and the impact of merit pay increases. Sales and marketing headcount at the end of second quarter of 2012 included approximately 110 employees added from MKS and 4CS. Additionally, sales and marketing expenses were higher by $0.7 million and $1.5 million in the second quarter and first six months of 2012, respectively, compared to the prior year periods as a result of investments we are making in sales technology infrastructure. Sales meeting and marketing event expenses were higher by approximately $1.2 million in the first six months of 2011 compared to the first six months of 2012 primarily due to the Creo product launch in the first quarter of 2011.
Research and Development

	Three months ended			Six months ended
	March 31, 2012	April 2, 2011	Percent Change	March 31, 2012	April 2, 2011	Percent Change
	(Dollar amounts in millions)
Research and development	$54.6	$53.0	3%	$109.6	$104.6	5%
% of total revenue	18%	20%		18%	20%
Research and development headcount at end of period	1,952	1,839	6%

Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Major research and development activities include developing new releases and updates of our software that enhance functionality and developing new products or features. Total compensation, benefit costs and travel expenses were higher in the second quarter and first six months of 2012 compared to the second quarter and first six months of 2011 by an aggregate of $1.8 million (4%) and $5.9 million (7%), respectively, due to increased headcount and the impact of merit pay increases. Research and development headcount at the end of the second quarter of 2012 included approximately 160 employees added from MKS and 4CS.
General and Administrative

	Three months ended			Six months ended
	March 31, 2012	April 2, 2011	Percent Change	March 31, 2012	April 2, 2011	Percent Change
	(Dollar amounts in millions)
General and administrative	$29.5	$24.7	20%	$59.1	$48.2	23%
% of total revenue	10%	9%		10%	9%
General and administrative headcount at end of period	579	542	7%

Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources, legal and administrative functions, as well as acquisition-related charges, bad debt expense and outside professional services, including accounting and legal fees. Acquisition-related costs were $0.4 million and $2.5 million for the second quarter and first six months of 2012, respectively, and include charges related to acquisition integration activities (i.e., severance and professional fees). Total compensation, benefit costs and travel costs were higher in the second quarter and first six months of 2012 by $2.5 million (13%) and $4.7 million (13%), respectively, due to increased headcount and the impact of merit pay increases. General and administrative headcount at the end of second quarter of 2012 included approximately 30 employees added from MKS and 4CS. Additionally, costs for outside professional services were higher by $2.0 million and $2.6 million in the second quarter and first six months of 2012, respectively, compared to the prior year periods.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets reflects the amortization of acquired non-product related intangible assets, primarily customer and trademark-related intangible assets, recorded in connection with completed acquisitions. The increase in amortization of acquired intangible assets in the second quarter and first six months of 2012 was primarily due to our acquisition of MKS.
Restructuring charges

	Three months ended		Six months ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
	(in millions)
Restructuring charges	$20.8	$—	$20.8	$—

In the second quarter of 2012, as part of our strategy to reduce costs and to realign our business we implemented a restructuring of our business and recorded restructuring charges of $20.8 million, primarily for severance and related costs associated with 168 employees (representing approximately 3% of our workforce) notified of termination during the quarter. We expect that these reductions will result in future operating expense savings of approximately $5 million per quarter. We realized approximately half of these operating expense savings in the second quarter of 2012. Cash expenditures of the restructuring charge are expected to be paid within the next twelve months, $9 million of which was paid in the second quarter.

Interest and Other Income (Expense), net

	Three months ended		Six months ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
	(in millions)
Interest income	$0.7	$0.9	$1.5	$1.7
Interest expense	(1.2)	(0.4)	(2.4)	(0.8)
Other income (expense), net	(2.5)	(1.3)	(4.7)	(3.6)
Total interest and other (expense) income, net	$(3.0)	$(0.8)	$(5.6)	$(2.7)

Interest and other income (expense), net includes interest income, interest expense, costs of hedging contracts, certain realized and unrealized foreign currency transaction gains or losses and exchange gains or losses resulting from the required period-end currency remeasurement of the financial statements of our subsidiaries that use the U.S. Dollar as their functional currency. A large portion of our revenue and expenses is transacted in foreign currencies. To reduce our exposure to fluctuations in foreign exchange rates, we engage in hedging transactions involving the use of foreign currency forward contracts, primarily in the Euro and Canadian Dollar. The increase in interest expense in the second quarter and first six months of 2012 compared to the prior year periods is due to amounts outstanding under our revolving credit facility. We had $160 million outstanding at March 31, 2012, $200 million outstanding at December 31, 2011 and September 30, 2011, and no amounts outstanding in the first six months of 2011. The increase in other income (expense), net in the second quarter and first six months of 2012 compared to the prior year periods was due primarily to foreign currency net losses which were $1.2 million higher in the second quarter of 2012 as compared to the second quarter of 2011.
Income Taxes

	Three months ended		Six months ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
	(Dollar amounts in millions)
Pre-tax income	$3.9	$23.4	$33.8	$38.6
Tax provision	0.4	4.4	8.1	6.4
Effective income tax rate	9%	19%	24%	16%

In the second quarter and first six months 2012, our effective tax rate was lower than the 35% statutory federal income tax rate due primarily to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate. Our provision includes the expiration on December 31, 2011 of the research and development (R&D) credit in the U.S. and a discrete non-cash charge of $1.5 million related to the impact of a Japanese legislative change, enacted in the first quarter, on our Japan entity's deferred tax assets. Additionally, we expect to make a research and development cost sharing prepayment by a foreign subsidiary to the U.S. at the same level as the prior year. If such prepayment is not ultimately paid within the fiscal year, the effective tax rate would be favorably impacted by up to $7.5 million. In the second quarter and first six months of 2011, our effective tax rate was lower than the 35% statutory federal income tax rate due primarily to our corporate tax structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate and a $1.8 million tax benefit related to research and development (R&D) triggered by a retroactive extension of the R&D tax credit enacted in the first quarter of 2011.
We have net deferred tax assets ($121.9 million as of September 30, 2011) primarily relating to our U.S. operations. We have concluded, based on the weight of available evidence, that our net deferred tax assets are more likely than not to be realized in the future. In arriving at this conclusion, we evaluated all available evidence, including our cumulative profitability on a pre-tax basis for the last three years (adjusted for permanent differences) which includes the results of taking certain tax planning actions. We have taken and will continue to take measures to improve core earnings in the U.S. If our U.S. results do not improve, a valuation allowance against the deferred tax assets may be required. We will continue to reassess our valuation allowance requirements each financial reporting period.
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
Our future effective income tax rate may be materially impacted by the amount of income taxes associated with our foreign earnings, which are taxed at rates different from the U.S. federal statutory income tax rate, as well as the timing and extent of the realization of deferred tax assets and changes in the tax law. Further, our tax rate may fluctuate within a fiscal year, including from quarter to quarter, due to items arising from discrete events, including settlements of tax audits and assessments, the resolution or identification of tax position uncertainties, expiration of statute of limitations and acquisitions of other companies.
Income and Margins; Earnings per Share
As shown in the table below, our operating income and operating margins in the second quarter and first six months of 2012 increased compared to the second quarter and first six months of 2011, primarily due to higher revenue and improved operating margins described in Revenue and Costs and Expenses above.
The non-GAAP measures presented in the discussion of our results of operations and the respective most directly comparable GAAP measures are:

•	non-GAAP revenue—GAAP revenue

•	non-GAAP operating income—GAAP operating income

•	non-GAAP gross margin—GAAP gross margin

•	non-GAAP net income—GAAP net income

•	non-GAAP operating margin—GAAP operating margin

•	non-GAAP diluted earnings per share—GAAP diluted earnings per share
The non-GAAP measures exclude a fair value adjustment related to MKS deferred maintenance revenue, stock-based compensation expense, amortization of acquired intangible assets expense, acquisition-related charges, restructuring charges, one-time charges included in non-operating other income (expense), net and the related tax effects of the preceding items, and any one-time tax items. These expenses and charges are normally included in the comparable measures calculated and presented in accordance with GAAP. Our management excludes these revenue and cost items when evaluating our ongoing performance and/or predicting our earnings trends, and therefore exclude them when presenting non-GAAP financial measures. Management uses, and investors should consider, non-GAAP measures in conjunction with our GAAP results.
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
Restructuring charges are costs incurred in a period related to strategies to reduce costs and to realign our business,

including costs related to employee terminations and costs of excess facilities.
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

The following tables reconcile each of these non-GAAP measures to its most closely comparable GAAP measure on our financial statements.

	Three months ended		Six months ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
	(in millions, except per share amounts)
GAAP revenue	$301.1	$269.2	$619.4	$535.7
Fair value of acquired MKS deferred maintenance revenue	0.7	—	2.3	—
Non-GAAP revenue	$301.9	$269.2	$621.7	$535.7

GAAP gross margin	$207.9	$187.4	$428.0	$367.9
Fair value of acquired MKS deferred maintenance revenue	0.7	—	2.3	—
Stock-based compensation	2.2	1.6	4.7	3.7
Amortization of acquired intangible assets included in cost of license revenue	3.9	3.3	8.0	6.7
Non-GAAP gross margin	$214.8	$192.3	$443.0	$378.3

GAAP operating income	$6.9	$24.2	$39.4	$41.3
Fair value of acquired MKS deferred maintenance revenue	0.7	—	2.3	—
Stock-based compensation	12.7	9.9	26.1	20.9
Amortization of acquired intangible assets included in cost of license revenue	3.9	3.3	8.0	6.7
Amortization of acquired intangible assets	5.1	4.3	10.3	8.1
Acquisition-related charges included in general and administrative expenses	0.4	0.6	2.5	0.6
Restructuring charges	20.8	—	20.8	—
Non-GAAP operating income	$50.6	$42.3	$109.4	$77.7

GAAP net income	$3.6	$19.0	$25.7	$32.3
Fair value of acquired MKS deferred maintenance revenue	0.7	—	2.3	—
Stock-based compensation	12.7	9.9	26.1	20.9
Amortization of acquired intangible assets included in cost of license revenue	3.9	3.3	8.0	6.7
Amortization of acquired intangible assets	5.1	4.3	10.3	8.1
Acquisition-related charges included in general and administrative expenses	0.4	0.6	2.5	0.6
Restructuring charges	20.8	—	20.8	—
Non-operating foreign currency transaction loss (1)	—	—	0.8	0.7
Income tax adjustments (2)	(11.4)	(5.8)	(18.1)	(11.7)
Non-GAAP net income	$35.9	$31.3	$78.4	$57.6
GAAP diluted earnings per share	$0.03	$0.16	$0.21	$0.27
Stock-based compensation	0.10	0.08	0.22	0.17
Amortization of acquired intangible assets	0.07	0.06	0.15	0.12
Acquisition-related charges	—	0.01	0.02	0.01
Restructuring charges	0.17	—	0.17	—
Income tax adjustments	(0.09)	(0.05)	(0.15)	(0.10)
All other items identified above	0.02	—	0.03	0.01
Non-GAAP diluted earnings per share	$0.30	$0.26	$0.65	$0.48

Operating margin impact of non-GAAP adjustments:

	Three months ended		Six months ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
GAAP operating margin	2.3%	9.0%	6.4%	7.7%
Fair value of deferred maintenance revenue	0.2%	—%	0.4%	—%
Stock-based compensation	4.2%	3.7%	4.2%	3.9%
Amortization of acquired intangibles	3.0%	2.8%	3.0%	2.8%
Acquisition-related charges	0.1%	0.2%	0.4%	0.1%
Restructuring charges	6.9%	—%	3.4%	—%
Non-GAAP operating margin	16.8%	15.7%	17.6%	14.5%

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

Liquidity and Capital Resources

	March 31, 2012	April 2, 2011
	(in thousands)
Cash and cash equivalents	$224,107	$259,504
Amounts below are for the three months ended:
Cash provided by operating activities	$133,034	$30,238
Cash used by investing activities	(17,794)	(11,560)
Cash used by financing activities	(59,872)	(5,452)

Cash and cash equivalents
We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. Cash and cash equivalents include highly liquid investments with original maturities of three months or less. At March 31, 2012 cash and cash equivalents totaled $224.1 million, up from $167.9 million at September 30, 2011 due primarily to $133.0 million of cash provided by operating activities in the first six months of 2012, offset by $40 million of cash used to repay borrowings under our revolving credit facility, $16.6 million of cash used for capital expenditures and $15 million of cash used to repurchase shares of our common stock.
Cash provided by operating activities
Cash provided by operating activities was $133.0 million in the first six months of 2012, compared to $30.2 million of cash provided by operating activities in the first six months of 2011. The first six months of 2011 included the resolution of a litigation matter that reduced our cash balance by approximately $48 million during that period, including $52.1 million paid to settle the matter. Excluding the impact of the litigation settlement in the first six months of 2011, cash provided by operations improved in the first six months of 2012 due primarily to collections on accounts receivables, which had a $23 million favorable impact in the first six months of 2012 as compared to the first six months of 2011, and improved profitability (non-GAAP operating income for the first six months of 2012 of $109.4 million compared to $77.7 million for the comparable prior year period), partially offset by $8.9 million of restructuring payments made during the second quarter of 2012. Accounts receivable days sales outstanding was 62 days at the end of the second quarter of 2012 compared to 62 days as of September 30, 2011 and 60 days at the end of the second quarter of 2011.

Cash used by investing activities

	Six months ended
	March 31, 2012	April 2, 2011
	(in thousands)
Cash used by investing activities included the following:
Acquisitions of businesses	$(1,170)	$—
Additions to property and equipment	(16,624)	(11,560)
	$(17,794)	$(11,560)

Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements. In the first six months of 2012 we paid $1.2 million of contingent purchase price price related to our acquisition of 4CS.
Cash used by financing activities

	Six months ended
	March 31, 2012		April 2, 2011
	(in thousands)
Cash used by financing activities included the following:
Net repayments of borrowings under revolving credit facility	$(40,000)		$—
Repurchases of common stock	(14,983)	—	—
Payments of withholding taxes in connection with vesting of stock-based awards	(19,465)		(21,956)
Proceeds from issuance of common stock	14,123		15,974
Excess tax benefits from stock-based awards	453		530
	$(59,872)		$(5,452)

In the second quarter of 2012, we repaid $40 million under our credit facility and we repurchased 0.6 million shares of our common stock under our repurchase program. Stock option exercises in the first six months of 2012 totaled 1.4 million compared to 1.2 million in the first six months of 2011. As of March 31, 2012, we had approximately 1.5 million stock options outstanding. These options expire on various dates, including 0.1 million in 2012, 0.6 million in 2013 and 0.8 million in 2014. We expect substantially all of the options, including those held by our executives, to be exercised prior to their respective expiration dates.
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

In 2011, in connection with our acquisition of MKS, we borrowed $250 million under the credit facility, $50 million of which we repaid in the fourth quarter of 2011. As of December 31, 2011 and September 30, 2011, we had $200 million outstanding under the revolving credit facility. During the first quarter of 2011, we borrowed an additional $40 million under the revolving credit facility for short-term cash requirements, including the payment of fiscal 2011 incentive compensation, which we repaid by the end of the first quarter. We repaid $40 million of borrowings outstanding under the credit facility in the second quarter of 2012 and had a remaining balance of $160 million outstanding as of March 31, 2012.
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

As of March 31, 2012, our leverage ratio was 0.65 to 1.00 and our fixed charge coverage ratio was 2.82 to 1.00. We were in compliance with all financial and operating covenants of the credit facility as of March 31, 2012.
For a description of additional terms and conditions of the credit facility, including limitations on our ability to undertake certain actions, see Note 12. Long Term Debt in the Notes to Consolidated Financial Statements of this Form 10-Q.
Share Repurchases
Our Board of Directors has periodically authorized us to repurchase shares of our common stock. We are currently authorized to repurchase up to $100 million worth of shares with cash from operations in the period October 1, 2011 through September 30, 2012. We repurchased 0.6 million shares at a cost of $15 million in the second quarter of 2012. We did not repurchase any shares in the first six months of 2011. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued. Future repurchases of shares will reduce our cash balances.
Expectations for 2012
We believe that existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our working capital (including the second quarter restructuring charge of $21 million, $9 million of which was paid in the second quarter of 2012) and capital expenditure requirements through at least the next twelve months and to meet our known long-term capital requirements. Capital expenditures for the remainder of 2012 are currently anticipated to be approximately $14 million. In addition, we expect to generate sufficient cash flow from operations in the remainder of 2012 to repurchase $40 million worth of shares of our common stock and to repay an additional $30 million of the amount outstanding under our revolving credit facility.
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
At March 31, 2012, we had cash and cash equivalents of $89.3 million in Europe, $52.1 million in the United States, $63.1 million in the Pacific Rim (including India), $4.9 million in Japan and $14.7 million in other non-U.S. countries. As of March 31, 2012 and September 30, 2011, we had an outstanding intercompany loan receivable of $294.4 million and $334.5 million, respectively, owed to the U.S. from our top tier foreign subsidiary, primarily resulting from legal entity reorganizations completed in 2010 and 2011 in support of tax and cash planning. This amount can be repaid with cash generated by our foreign subsidiaries and repatriated to the U.S. without future tax cost.

Critical Accounting Policies and Estimates
The financial information included in Item 1 reflects no material changes in our critical accounting policies and estimates as set forth under the heading Critical Accounting Policies and Estimates in Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2011 Annual Report on Form 10-K. We did not make any changes to these policies or to these estimates during the quarter ended March 31, 2012.

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
We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2012.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below shows the shares of our common stock we repurchased in the second quarter of 2012.
ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 28, 2012	—	—	—	$100,000,000(2)
January 29 - February 25, 2012	—	$—	—	$100,000,000(2)
February 26 - March 31, 2012	570,657	$26.26	570,657	$85,017,146(2)

Total	570,657	$26.26	570,657	$85,017,146(2)

(1)	Periods are our fiscal months within the fiscal quarter.
(2) In September 2011, our Board authorized us to repurchase up to $100 million worth of our shares in the period October 1, 2011 through September 30, 2012, which repurchase program we announced on October 26, 2011.

ITEM 5.	OTHER INFORMATION
Item 5.02.     Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On May 7, 2012, C. Richard Harrison, our Executive Chairman, resigned from PTC's Board of Directors effective as of June 30, 2012.  In connection with such resignation, on May 8, 2012, we completed an agreement with Mr. Harrison that confirms the applicable benefits to be provided to Mr. Harrison upon the termination of his employment under his Executive Agreement with us dated May 7, 2010.  The agreement extends the period of his noncompetition obligations until November 30, 2014 and provides for the extension of the exercise period of vested options held by him until the options' expiration dates.  As contemplated by the Executive Agreement, all unvested restricted stock units held by him will become vested as of the termination date (June 30, 2012) and all salary amounts due to him for the remainder of the contract period (from the termination date through November 30, 2012) will be paid to him in a lump sum payment after the termination date.  As a condition to receiving such lump sum salary payment, Mr. Harrison has agreed to execute and deliver a release of claims against PTC and its affiliates as of the termination date.

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

10.1*	Agreement dated May 8, 2012 by and between C. Richard Harrison and PTC.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32**	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

101***
The following materials from Parametric Technology Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and September 30, 2011; (ii) Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2012 and April 2, 2011; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2012 and April 2, 2011; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2012 and April 2, 2011; and (v) Notes to Condensed Consolidated Financial Statements.

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

Date: May 9, 2012