Form 10-Q
period 2012-06-30
PARAMETRIC TECHNOLOGY CORP
filed 2012-07-30
CIK 857005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
Commission File Number: 0-18059
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There were 119,050,170 shares of our common stock outstanding on July 26, 2012.

PARAMETRIC TECHNOLOGY CORPORATION
INDEX TO FORM 10-Q
For the Quarter Ended June 30, 2012

PART I—FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS

PARAMETRIC TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2012	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$238,047	$167,878
Accounts receivable, net of allowance for doubtful accounts of $3,417 and $3,902 at June 30, 2012 and September 30, 2011, respectively	203,261	230,220
Prepaid expenses	30,065	30,582
Other current assets	82,487	109,433
Deferred tax assets	54,111	54,151
Total current assets	607,971	592,264
Property and equipment, net	61,849	62,569
Goodwill	606,782	613,394
Acquired intangible assets, net	192,959	222,017
Deferred tax assets	112,338	98,064
Other assets	29,562	41,374
Total assets	$1,611,461	$1,629,682
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,778	$16,974
Accrued expenses and other current liabilities	51,530	60,167
Accrued compensation and benefits	95,763	95,980
Accrued income taxes	5,505	11,895
Deferred tax liabilities	679	4,440
Deferred revenue	311,040	279,935
Total current liabilities	482,295	469,391
Revolving credit facility	140,000	200,000
Deferred tax liabilities	23,987	25,919
Deferred revenue	12,756	14,389
Other liabilities	89,420	97,293
Total liabilities	748,458	806,992
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 118,794 and 116,937 shares issued and outstanding at June 30, 2012 and September 30, 2011, respectively	1,188	1,169
Additional paid-in capital	1,803,945	1,805,021
Accumulated deficit	(870,149)	(918,736)
Accumulated other comprehensive loss	(71,981)	(64,764)
Total stockholders’ equity	863,003	822,690
Total liabilities and stockholders’ equity	$1,611,461	$1,629,682

The accompanying notes are an integral part of the condensed consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Revenue:
License	$83,829	$81,431	$247,696	$231,119
Service	227,154	210,352	682,688	596,405
Total revenue	310,983	291,783	930,384	827,524
Cost of revenue:
Cost of license revenue	7,634	7,617	23,117	20,129
Cost of service revenue	85,220	82,792	261,172	238,112
Total cost of revenue	92,854	90,409	284,289	258,241
Gross margin	218,129	201,374	646,095	569,283
Sales and marketing	94,706	89,106	283,446	254,790
Research and development	53,260	51,103	162,829	155,676
General and administrative	29,851	31,882	88,957	80,078
Amortization of acquired intangible assets	5,103	4,753	15,444	12,873
Restructuring charges	4,126	—	24,928	—
Total operating expenses	187,046	176,844	575,604	503,417
Operating income	31,083	24,530	70,491	65,866
Interest and other (expense) income, net	(304)	(6,271)	(5,914)	(8,979)
Income before income taxes	30,779	18,259	64,577	56,887
Provision for income taxes	7,884	2,733	15,990	9,084
Net income	$22,895	$15,526	$48,587	$47,803
Earnings per share—Basic	$0.19	$0.13	$0.41	$0.41
Earnings per share—Diluted	$0.19	$0.13	$0.40	$0.39
Weighted average shares outstanding—Basic	119,042	118,214	118,584	117,622
Weighted average shares outstanding—Diluted	120,728	121,164	120,898	121,149

The accompanying notes are an integral part of the condensed consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended		Nine months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net income	$22,895	$15,526	$48,587	$47,803
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0 for all periods	(11,089)	2,812	(8,310)	11,085
Minimum pension liability adjustment, net of tax of ($0.1) million and ($0.4) million for the third quarter and first nine months of 2012 and $0.1 million and $0.2 million for the third quarter and first nine months of 2011, respectively	231	(137)	1,093	(403)
Other comprehensive income (loss)	(10,858)	2,675	(7,217)	10,682
Comprehensive income	$12,037	$18,201	$41,370	$58,485

The accompanying notes are an integral part of the condensed consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	June 30, 2012	July 2, 2011
Cash flows from operating activities:
Net income	$48,587	$47,803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,152	44,547
Stock-based compensation	39,405	32,458
Excess tax benefits from stock-based awards	(453)	(2,307)
Other non-cash items, net	307	(135)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	41,782	18,059
Accounts payable and accrued expenses	(7,881)	3,881
Accrued compensation and benefits	1,589	(15,635)
Deferred revenue	52,228	36,825
Accrued litigation	—	(52,129)
Accrued income taxes	(28,111)	(17,855)
Other current assets and prepaid expenses	6,558	(1,196)
Other noncurrent assets and liabilities	(7,119)	(15,645)
Net cash provided by operating activities	197,044	78,671
Cash flows from investing activities:
Additions to property and equipment	(22,506)	(18,295)
Acquisitions of businesses	(1,170)	(265,153)
Net cash used by investing activities	(23,676)	(283,448)
Cash flows from financing activities:
Borrowings under revolving credit facility	40,000	250,000
Repayments of borrowings under revolving credit facility	(100,000)	—
Repurchases of common stock	(34,953)	(39,947)
Proceeds from issuance of common stock	15,315	22,261
Excess tax benefits from stock-based awards	453	2,307
Payments of withholding taxes in connection with vesting of stock-based awards	(20,893)	(22,052)
Net cash (used) provided by financing activities	(100,078)	212,569
Effect of exchange rate changes on cash and cash equivalents	(3,121)	12,706
Net increase in cash and cash equivalents	70,169	20,498
Cash and cash equivalents, beginning of period	167,878	240,253
Cash and cash equivalents, end of period	$238,047	$260,751

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
The results of operations for the three and nine months ended June 30, 2012 are not necessarily indicative of the results expected for the remainder of the fiscal year.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-8, Intangibles-Goodwill and Other (Topic 350):Testing Goodwill for Impairment (ASU 2011-8). Under the update, an entity has the option, but is not required, to first assess qualitative factors (“Qualitative Assessment” or QA”) to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If, after assessing facts and circumstances in the aggregate, an entity determines it does not fail the QA, then performing the traditional two-step impairment test is unnecessary. Otherwise, an entity is required to proceed to the first step of the goodwill impairment test as outlined in ASC Topic 350. The objective of the Update is to simplify the requirement to test goodwill for impairment and was issued in response to preparer concerns about the cost and complexity of performing the first step of the two-step goodwill impairment test. The Update can be applied for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  As permitted, we elected to early adopt this new guidance in conducting our annual impairment analysis in the third quarter of 2012 as described in Note 7.

2. Deferred Revenue and Financing Receivables
Deferred Revenue
Deferred revenue primarily relates to software maintenance agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and, if not yet paid, the related customer receivable is included in other current assets. Billed but uncollected maintenance-related amounts included in other current assets at June 30, 2012 and September 30, 2011 were $72.3 million and $93.0 million, respectively.
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

As of June 30, 2012 and September 30, 2011, amounts due from customers for contracts with original payment terms greater than twelve months (financing receivables) totaled $39.1 million and $57.9 million, respectively. Accounts receivable in the accompanying consolidated balance sheets included current receivables from such contracts totaling $28.8 million and $41.9 million at June 30, 2012 and September 30, 2011, respectively, and other assets in the accompanying consolidated balance sheets included long-term receivables from such contracts totaling $10.3 million and $16.0 million at June 30, 2012 and September 30, 2011, respectively. As of June 30, 2012, $0.4 million of these receivables were past due (of which $0.4 million was greater than 90 days past due). None of these receivables were past due as of September 30, 2011. Our credit risk assessment for financing receivables was as follows:

	June 30, 2012	September 30, 2011
	(in thousands)
S&P bond rating BBB-1 and above-Tier 1	$28,606	$38,575
Internal Credit Assessment-Tier 2	8,933	17,568
Internal Credit Assessment-Tier 3	1,583	1,798
Total financing receivables	$39,122	$57,941

We evaluate the need for an allowance for doubtful accounts for estimated losses resulting from the inability of these customers to make required payments. As of June 30, 2012 and September 30, 2011, we concluded that all financing receivables were collectible and no reserve for credit losses was recorded. We did not provide a reserve for credit losses or write off any uncollectible financing receivables in the nine months ended June 30, 2012 and fiscal year 2011. We write off uncollectible trade and financing receivables when we have exhausted all collection avenues.

We periodically transfer future payments under certain of these contracts to third-party financial institutions on a non-recourse basis. We record such transfers as sales of the related accounts receivable when we surrender control of such receivables. We sold $0.6 million and $1.8 million of financing receivables to third-party financial institutions in the three and nine months ended June 30, 2012, respectively. We sold $4.0 million financing receivables to third-party financial institutions in the three and nine months ended July 2, 2011.

3. Restructuring Charges

In the second quarter of 2012, as part of our strategy to reduce costs and to realign our business, we implemented a restructuring of our business and recorded restructuring charges of $20.8 million. The restructuring charges included $20.0 million for severance and related costs associated with 168 employees notified of termination during the second quarter of 2012 and $0.8 million of charges related to excess facilities. The second quarter employee terminations triggered a curtailment of a non-U.S. pension plan and interim remeasurement of the pension plan's assets and liabilities. The remeasurement resulted in a decrease in the plan's net unrecognized losses of $1.2 million, which was recorded in accumulated other comprehensive income net of tax.

In the third quarter of 2012, we implemented further cost reductions and recorded restructuring charges of $4.1 million. The restructuring charges included $4.5 million for severance and related costs associated with 41 employees notified of termination during the third quarter of 2012 and a $0.4 million benefit related to excess facilities as a result of exiting a restructured facility earlier than originally estimated.

The following table summarizes restructuring accrual activity for the three and nine months ended June 30, 2012:

	Three months ended June 30, 2012			Nine months ended June 30, 2012
	Employee Severance and Related Benefits	Facility Closures and Related Costs	Total	Employee Severance and Related Benefits	Facility Closures and Related Costs	Total
	(in thousands)
Beginning balance	$11,274	$786	$12,060	$—	$—	$—
Charges to operations	4,506	(380)	4,126	24,459	469	24,928
Cash disbursements	(6,221)	(107)	(6,328)	(15,050)	(175)	(15,225)
Foreign exchange impact	(331)	(4)	(335)	(181)	1	(180)
Accrual, June 30, 2012	$9,228	$295	$9,523	$9,228	$295	$9,523

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

Restricted stock activity for the nine months ended June 30, 2012	Shares	Weighted Average Grant Date Fair Value (Per Share)
	(in thousands)
Balance of outstanding restricted stock September 30, 2011	90	$21.30
Granted	57	$25.27
Vested	(70)	$21.27
Balance of outstanding restricted stock June 30, 2012	77	$24.24
Restricted stock unit activity for the nine months ended June 30, 2012	Shares	Weighted Average Grant Date Fair Value (Per Share)
	(in thousands)
Balance of outstanding restricted stock units September 30, 2011	5,490	$17.75
Granted	2,778	$20.05
Vested	(2,731)	$15.71
Forfeited or not earned	(346)	$18.79
Balance of outstanding restricted stock units June 30, 2012	5,191	$19.98
Restricted stock and restricted stock unit grants in the first nine months of 2012

	Restricted Stock		Restricted Stock Units
Grant Period	Performance-based	Time-based (1)	Performance-based (2)	Time-based (3)
(in thousands)
	(Number of Shares)		(Number of Units)
First nine months of 2012	—	57	780	1,998
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

(3)
The time-based RSUs were issued to employees, including some of our executive officers. Of these time-based RSUs, 1,146,577 will vest in three substantially equal annual installments in November 2012, 2013 and 2014 and 851,671 will vest in three substantially equal installments in May 2013, 2014, and 2015.

Compensation expense recorded for our stock-based awards was classified in our consolidated statements of operations as follows:

	Three months ended		Nine months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(in thousands)		(in thousands)
Cost of license revenue	$4	$4	$16	$10
Cost of service revenue	2,050	1,857	6,734	5,577
Sales and marketing	3,334	3,062	10,368	7,841
Research and development	1,886	2,010	6,675	6,152
General and administrative	6,057	4,627	15,612	12,878
Total stock-based compensation expense	$13,331	$11,560	$39,405	$32,458

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

	Three months ended		Nine months ended
Calculation of Basic and Diluted EPS	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(in thousands, except per share data)
Net income	$22,895	$15,526	$48,587	$47,803
Weighted average shares outstanding—Basic	119,042	118,214	118,584	117,622
Dilutive effect of employee stock options, restricted shares and restricted stock units	1,686	2,950	2,314	3,527
Weighted average shares outstanding—Diluted	120,728	121,164	120,898	121,149
Earnings per share—Basic	$0.19	$0.13	$0.41	$0.41
Earnings per share—Diluted	$0.19	$0.13	$0.40	$0.39

Stock options to purchase 0.1 million shares for the first nine months of 2012 and 0.1 million shares for both the third quarter and first nine months of 2011 were outstanding but were not included in the calculation of diluted EPS because the exercise prices per share were greater than the average market price of our common stock for those periods. These shares were excluded from the computation of diluted EPS as the effect would have been anti-dilutive.
Common Stock Repurchases
Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors has authorized us to repurchase up to $100 million worth of shares with cash from operations in the period October 1, 2011 through September 30, 2012. In the third quarter and first nine months of 2012, we repurchased 1.0 million shares at a cost of $20.0 million and 1.6 million at a cost of $35.0 million, respectively. In the third quarter and first nine months of 2011, we repurchased 1.8 million shares at a cost of $39.9 million. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.

6. Acquisitions
In 2011, we completed the acquisitions of MKS and 4CS described more fully in Note E to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. The results of operations of these acquired businesses have been included in our consolidated financial statements beginning on their respective acquisition dates. These acquisitions added $20.3 million and $61.0 million to our revenue for the three and nine months ended June 30, 2012, respectively.
Acquisition-related costs were $0 million and $2.5 million for the three and nine months ended June 30, 2012, respectively, and $6.0 million and $6.6 million for the three and nine months ended July 2, 2011, respectively. Acquisition related costs include charges related to acquisition integration activities (i.e., severance and professional fees). These costs have been classified in general and administrative expenses in the accompanying consolidated statements of operations.
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
As of September 30, 2011, we had recorded a liability for an additional $1.2 million of contingent purchase price included in accrued expenses and other current liabilities on the consolidated balance sheet. In the nine months ended June 30, 2012, this amount was fully earned and paid. Any further adjustments that could lower the purchase price in accordance with contingent provisions in the acquisition agreement are not anticipated to be material.

MKS
On May 31, 2011, we acquired all of the outstanding common stock of MKS Inc. (MKS) for $265.2 million, net of $33.2 million of cash acquired. MKS's results of operations have been included in our consolidated financial statements beginning May 31, 2011.
The unaudited financial information in the table below summarizes the combined results of operations of PTC and MKS, on a pro forma basis, as though the companies had been combined as of the beginning of PTC's fiscal year 2010. The pro forma information presented includes the effects of business combination accounting resulting from the acquisition, including amortization charges from acquired intangible assets, stock-based compensation charges for unvested stock options, interest expense on borrowings in connection with the acquisition, and the related tax effects as though the acquisition had been consummated as of the beginning of 2010. These pro forma results exclude the impact of the purchase accounting adjustment to deferred revenue and the transaction costs included in the historical results and the related tax effects. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place at the beginning of 2010. The pro forma financial information is based on PTC's results of operations for the three and nine months ended July 2, 2011, combined with MKS's results of operations for the two and eight months ended May 31, 2011.

	Three months ended	Nine months ended
	July 2, 2011	July 2, 2011
	(in millions, except per share amounts)
Revenue	$304.4	$886.4
Net income	$16.3	$54.4
Earnings per share—Basic	$0.14	$0.46
Earnings per share—Diluted	$0.13	$0.45

7. Goodwill and Intangible Assets
We have two operating segments: (1) Software Products and (2) Services. We assess goodwill for impairment at the reporting unit level. Our reporting units are determined based on the components of our operating segments that constitute a business for which discrete financial information is available and for which operating results are regularly reviewed by segment management. Our reporting units are consistent with our operating segments. As of June 30, 2012 and September 30, 2011, goodwill and acquired intangible assets in the aggregate attributable to our software products reportable segment was $771.4 million and $806.0 million, respectively, and attributable to our services reportable segment was $28.4 million and $29.4 million, respectively. We test goodwill for impairment in the third quarter of our fiscal year, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting segment below its carrying value. Acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.
Our goodwill impairment assessment was based on the new guidance prescribed in ASU 2011-8 as described in Note 1. On July 2, 2011, the estimated fair value of each reporting unit was approximately double its carrying value or higher. Because our fair value was well in excess of our carrying value on that date and there are no other indicators that our goodwill has become impaired since that date, we elected to perform a qualitative assessment to test each reporting unit’s goodwill for impairment. Based on our qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be greater than its carrying amount no additional testing will be performed. If we determine that the fair value of a reporting unit is more likely than not to be less than its carrying amount, the two step impairment test will be performed. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.
We completed our annual goodwill impairment review as of June 30, 2012 based on a qualitative assessment. Our qualitative assessment included company specific (financial performance and long-range plans), industry, and macroeconomic factors, as well as a sensitivity analysis of key model assumptions. Based on our qualitative assessment, we believe it is more-likely-than-not that the fair values of our reporting units exceed their carrying values and no further impairment testing is required.
Goodwill and acquired intangible assets consisted of the following:

	June 30, 2012			September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Goodwill (not amortized)			$606,782			$613,394
Intangible assets with finite lives (amortized) (1):
Purchased software	$175,882	$122,389	53,493	$178,388	$112,555	$65,833
Capitalized software	22,877	22,877	—	22,877	22,877	—
Customer lists and relationships	225,066	87,869	137,197	227,961	75,050	152,911
Trademarks and trade names	10,933	8,747	2,186	11,035	7,967	3,068
Other	3,411	3,328	83	3,506	3,301	205
	$438,169	$245,210	$192,959	$443,767	$221,750	$222,017
Total goodwill and acquired intangible assets			$799,741			$835,411

(1) The weighted average useful lives of purchased software, customer lists and relationships, trademarks and trade names and other intangible assets with a remaining net book value are 8 years, 10 years, 6 years, and 4 years, respectively.

Goodwill
The changes in the carrying amounts of goodwill for the nine months ended June 30, 2012 are due to foreign currency translation adjustments related to those asset balances that are recorded in non-U.S. currencies.
Changes in goodwill for the nine months ended June 30, 2012, presented by reportable segment, are as follows:

	Software Products Segment	Services Segment	Total
	(in thousands)
Balance, September 30, 2011	$588,443	$24,951	$613,394
Foreign currency translation adjustments	(6,511)	(101)	(6,612)
Balance, June 30, 2012	$581,932	$24,850	$606,782

Amortization of intangible assets
The aggregate amortization expense for intangible assets with finite lives recorded for the third quarter and first nine months of 2012 and 2011 was classified in our consolidated statements of operations as follows:

	Three months ended		Nine months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(in thousands)
Amortization of acquired intangible assets	$5,103	$4,753	$15,444	$12,873
Cost of license revenue	3,933	3,895	11,967	10,597
Total amortization expense	$9,036	$8,648	$27,411	$23,470

The estimated aggregate future amortization expense for intangible assets with finite lives remaining as of June 30, 2012 is $8.8 million for the remainder of 2012, $35.7 million for 2013, $33.8 million for 2014, $30.4 million for 2015, $22.9 million for 2016, $19.3 million for 2017 and $42.1 million thereafter.

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
Our significant financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and September 30, 2011 were as follows:

	June 30, 2012	September 30, 2011
	(in thousands)
Financial assets:
Cash equivalents—Level 1 (1)	$92,850	$36,018
Forward contracts—Level 2	—	5,510
	$92,850	$41,528

Financial liabilities:
Forward contracts—Level 2	$1,030	$—
_________________

(1)	Money market funds and time deposits.

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
As of June 30, 2012 and September 30, 2011, we had outstanding forward contracts with notional amounts equivalent to the following:

Currency Hedged	June 30, 2012	September 30, 2011
	(in thousands)
Canadian Dollar / U.S. Dollar	$82,188	$92,748
Euro / U.S. Dollar	43,181	65,773
Chinese Renminbi / U.S. Dollar	4,192	19,973
Japanese Yen / U.S. Dollar	13,148	13,676
Swiss Franc / U.S. Dollar	—	9,419
British Pound / Euro	5,622	3,993
All other	7,199	7,350
Total	$155,530	$212,932

The accompanying consolidated balance sheets include a net liability of $1.0 million in accrued expenses and other current liabilities as of June 30, 2012, and a net asset of $5.5 million in other current assets as of September 30, 2011 related to the fair value of our forward contracts.
Net gains and losses on foreign currency exposures are recorded in other income (expense), net and include realized and unrealized gains and losses on forward contracts. Net gains and losses on foreign currency exposures for the three and nine months ended June 30, 2012 and July 2, 2011 were as follows:

	Three months ended		Nine months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(in thousands)
Net losses on foreign currency exposures	$572	$6,116	$5,142	$9,448
Net realized and unrealized (gain) loss on forward contracts (excluding the underlying foreign currency exposure being hedged)	$(1,570)	$7,684	$816	$12,897

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
The revenue and operating income attributable to our operating segments are summarized as follows:

	Three months ended		Nine months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(in thousands)
Revenue:
Total Software Products segment revenue	$229,706	$212,137	$688,322	$617,203
Total Services segment revenue	81,277	79,646	242,062	210,321
Total revenue	$310,983	$291,783	$930,384	$827,524
Operating income: (1)
Software Products segment	$145,829	$134,157	$431,897	$385,881
Services segment (2)	12,491	11,361	27,774	14,853
Sales and marketing expenses	(97,386)	(89,106)	(298,606)	(254,790)
General and administrative expenses	(29,851)	(31,882)	(90,574)	(80,078)
Total operating income	$31,083	$24,530	$70,491	$65,866

(1)
We recorded restructuring charges of $4.1 million and $24.9 million in the third quarter and first nine months of 2012, respectively. Software Products included $0.7 million and $4.1 million, respectively; Services included $0.8 million and $4.0 million, respectively; sales and marketing expenses included $2.7 million and $15.2 million, respectively; and general and administrative expenses included $0 million and $1.6 million, respectively, of these restructuring charges.

(2)
In the first quarter of 2011, we made a strategic decision to enter into a contract with a customer in the automotive industry for which we expected our costs to exceed our revenue by approximately $5 million. Services segment operating income in the first three months of 2011 included immediate recognition of the approximately $5 million estimated loss on this contract.

We report revenue by product group, Desktop and Enterprise. Desktop revenue includes our CAD Solutions, primarily Creo Parametric, Creo Elements/Direct, Mathcad and Arbortext authoring products. Enterprise revenue includes our PLM solutions, primarily Windchill, Arbortext enterprise products, Creo View and Integrity.
Amounts for the three and nine months ended June 30, 2012 and July 2, 2011 presented in the tables below include immaterial reclassifications between product groups and geographic regions made to conform to the current classification.

	Three months ended		Nine months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(in thousands)
Revenue:
Desktop	$150,954	$154,894	$452,568	$456,215
Enterprise	160,029	136,889	477,816	371,309
Total revenue	$310,983	$291,783	$930,384	$827,524

Data for the geographic regions in which we operate is presented below.

	Three months ended		Nine months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(in thousands)
Revenue:
Americas (1)	$112,661	$104,618	$339,680	$299,111
Europe (2)	120,214	120,302	369,169	334,132
Pacific Rim	43,593	36,873	118,170	106,694
Japan	34,515	29,990	103,365	87,587
Total revenue	$310,983	$291,783	$930,384	$827,524
_________________

(1)
Includes revenue in the United States totaling $106.1 million and $98.7 million for the three months ended June 30, 2012 and July 2, 2011, respectively, and $319.1 million and $263.6 million for the nine months ended June 30, 2012 and July 2, 2011, respectively.

(2)
Includes revenue in Germany totaling $48.0 million and $48.9 million for the three months ended June 30, 2012 and July 2, 2011, respectively, and $145.3 million and $120.6 million for the nine months ended June 30, 2012 and July 2, 2011, respectively.

11. Income Taxes
In the third quarter and first nine months of 2012, our effective tax rate was a provision of 26% on pre-tax income of $30.8 million, and 25% on pre-tax income of $64.6 million, respectively, compared to a provision of 15% on pre-tax income of $18.3 million and 16% on pre-tax income of $56.9 million in the third quarter and first nine months of 2011, respectively. In the first nine months of 2012, our effective tax rate was lower than the 35% statutory federal income tax rate due primarily to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate. The third quarter of 2012 provision includes a discrete non-cash charge of $4.2 million. This charge was recorded due to the restructuring of our Canadian operations that resulted in a change in the tax status of the foreign legal entity. Our provision in the first nine months of 2012 also includes the expiration on December 31, 2011 of the research and development (R&D) credit in the U.S. and a discrete non-cash charge of $1.5 million related to the impact of a Japanese legislative change, enacted in the first quarter, on our Japan entity's deferred tax assets. Additionally, we expect to make a R&D cost sharing prepayment by a foreign subsidiary to the U.S. at the same level as the prior year. If such prepayment is not ultimately paid within the fiscal year, the effective tax rate would be favorably impacted by up to $7.5 million. In the first nine months of 2011, our effective tax rate was lower than the 35% statutory federal income tax rate due primarily to our corporate tax structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate and a $1.8 million tax benefit related to R&D credits in the U.S. triggered by a retroactive extension of the R&D tax credit enacted in the first quarter of 2011.
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

As of June 30, 2012 and September 30, 2011, we had unrecognized tax benefits of $16.4 million ($16.1 million net of state tax benefits) and $16.2 million ($15.9 million net of state tax benefits), respectively. If all of our unrecognized tax benefits as of June 30, 2012 were to become recognizable in the future, we would record a $15.2 million benefit to the income tax provision.
Our policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of our income tax provision. In the first nine months of 2012 and 2011 we included $0.2 million of interest expense, and $0.1 million of tax penalty expense in our income tax provision. As of June 30, 2012 and September 30, 2011 we had accrued $2.2 million and $2.0 million, respectively, of estimated interest expense and we had $0.1 million of accrued tax penalties as of June 30, 2012. Changes in our unrecognized tax benefits in the nine months ended June 30, 2012 were as follows:

(in millions)
Balance as of October 1, 2011	$16.2
Tax positions related to current year	1.2
Tax positions related to prior years	0.4
Statute expirations	(1.4)
Balance as of June 30, 2012	$16.4

Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates. We believe it is reasonably possible that within the next 12 months the amount of unrecognized tax benefits and accrued interest related to the resolution of multi-jurisdictional tax positions could be reduced by up to $6 million as audits close and statutes expire.
In the normal course of business, PTC and its subsidiaries are examined by various taxing authorities, including the Internal Revenue Service in the United States. As of June 30, 2012, we remained subject to examination in the following major tax jurisdictions for the tax years indicated:

Major Tax Jurisdiction	Open Years
United States	2009 through 2011
Germany	2007 through 2011
France	2007 through 2011
Japan	2006 through 2011
Ireland	2006 through 2011

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
In May 2011, in connection with our acquisition of MKS, we borrowed $250 million under the credit facility at a variable interest rate which resets every 30 to 180 days, depending on the rate and period selected. The annual rate in effect as of June 30, 2012 is 1.75%, which will reset on August 22, 2012 to then current rates as defined below. As of June 30, 2012 and September 30, 2011 we had $140 million and $200 million, respectively, outstanding under the credit facility. During the three months ended December 31, 2011, we borrowed and then repaid $40 million under the credit facility for short term cash requirements. Additionally, in the nine months ended June 30, 2012, we repaid $60 million under the credit facility.

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

As of June 30, 2012, our leverage ratio was 0.55 to 1.00 and our fixed charge coverage ratio was 4.24 to 1.00. We were in compliance with all financial and operating covenants of the credit facility as of June 30, 2012.
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

13. Commitments and Contingencies

Legal and Regulatory Matters

China Investigation

We have undertaken an investigation of payments by certain business partners and expenses by certain employees in China that raise questions of compliance with laws, including the Foreign Corrupt Practices Act, and/or compliance with our business policies. The termination of certain employees and business partners in China in connection with this matter may have an adverse impact on our level of sales in China until such replacements for those employees and business partners are in place and productive. Revenue from China has historically represented 6% to 7% of our total revenue. We have voluntarily disclosed the results of our investigation and associated remedial actions to the United States Department of Justice and the Securities and Exchange Commission and are cooperating to provide additional information as requested. We are unable to predict the outcome of this matter or to estimate fines or other sanctions which may be assessed.

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

Accruals

With respect to legal proceedings and claims, we record an accrual for a contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. For legal proceedings and claims for which the likelihood that a liability has been incurred is more than remote but less than probable, we estimate the range of possible outcomes. As of both June 30, 2012 and September 30, 2011, we had a legal proceedings and claims accrual of $0.4 million.
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
Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q about our future financial and growth expectations, the development of our products and markets, adoption of our solutions and future purchases by customers, and the expected impact of our strategic investments and product releases on our business are forward-looking statements that are subject to the inherent uncertainties in predicting future results and conditions. Risks and uncertainties that could cause actual results to differ materially from projected results include the following: our customers may not purchase our solutions when or at the rates we expect; we may not achieve the license, service or maintenance growth rates we expect, which could result in a different mix of revenue between license, service and maintenance and could adversely affect our profitability; the possibility that foreign currency exchange rates may vary from our expectations and thereby affect our reported revenue and expense; our strategic investments may not generate the revenue or have the effects we expect; our pipeline of opportunities in the Americas may not generate the revenue we expect, we may be unable to achieve planned services margins and operating margin improvements, we may be unable to attain or maintain a technology leadership position and any such leadership position may not generate the revenue we expect; our ability to successfully differentiate our products and services from those of our competitors and otherwise compete could be adversely affected by the relatively larger size and greater resources of several of the companies with which we compete; the possibility that remedial actions related to our previously announced investigation in China may have a material impact on our operations in China, as well as other risks and uncertainties described below throughout or referenced in Part II, Item 1A. Risk Factors of this report.
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

Executive Overview

For the third quarter of 2012, our total revenue was $311 million, a year-over-year increase of 7%, in line with our third quarter expectations.  On a constant currency basis (at third quarter of 2011 foreign currency exchange rates), total revenue would have been $322 million, or a 10% year-over-year increase.  On an organic basis, excluding revenue during the quarter from our MKS and 4CS businesses, both acquired in the second half of 2011, total revenue for the third quarter of 2012 was up 2% year over year (up 5% on a constant currency basis).  MKS and 4CS revenue was $20 million in the quarter compared to $6 million in the third quarter of 2011.  Total license revenue for the quarter was $84 million, an increase of 3% year over year (up 7% on a constant currency basis).  On an organic basis, total license revenue was down 3% year-over-year (up 1% on a constant currency basis). From a geographic perspective, Europe continued to perform in line with our expectations with the Pacific Rim and Japan delivering strong results. While the Americas performance lagged other geographic regions in the third quarter, our pipeline continues to build and we are optimistic about the outlook for this region in the fourth quarter of 2012.  We had 34 customers ($75 million) from which we recognized license and/or consulting and training revenue greater than $1 million in the quarter compared with 25 customers ($56 million) in the prior quarter and 30 customers ($67 million) during the third quarter of 2011.  This increase was attributable to Asia, which had 7 more customers in this category this quarter compared to both the prior quarter and third quarter of 2011.

Our operating margin on a non-GAAP basis increased to 19% in the third quarter of 2012 from 18% in the third quarter of 2011 and increased to 10% from 8% on a GAAP basis, due primarily to cost reductions and improved services margins. These improvements were partially offset by the impact of changes in foreign currency exchange rates which unfavorably impacted GAAP operating margin by approximately $4 million. GAAP operating margin in the third quarter of 2012 included $4 million of restructuring charges described below and in the third quarter of 2011 included $6 million of acquisition-related expenses. Non-GAAP earnings per share in the third quarter of 2012 increased 16% to $0.37 from $0.32 in the third quarter of 2011 as a result of higher comparable revenue and profitability. On a GAAP basis, earnings per share in the third quarter of 2012 was $0.19 compared to $0.13 in the third quarter of 2011. Non-GAAP measures are reconciled to GAAP results under Results of Operations - Income and Margins; Earnings per Share below.

We ended the third quarter of 2012 with $238 million of cash, up from $224 million at the end of the second quarter of 2012 and $168 million at September 30, 2011, reflecting strong operating cash flow, net of $20 million used to repay our revolving credit facility and $20 million used for stock repurchases. We also have $160 million available under our revolving credit facility.

As part of our strategy to reduce costs and to realign our business, in the second quarter of 2012, we implemented a restructuring of our business and recorded restructuring charges of $21 million in the second quarter, primarily for severance and related costs associated with 168 employees (representing approximately 3% of our workforce) notified of termination during that quarter. In the third quarter of 2012, we implemented further cost reductions and recorded restructuring charges of $4 million, primarily for severance and related costs associated with an additional 41 employees notified of termination during the third quarter of 2012. We expect that these reductions will result in operating expense savings of approximately $6 million per quarter. We realized approximately $5 million of these operating expense savings in the third quarter of 2012. We paid $15 million of the restructuring charges in the second and third quarters of 2012 and we expect to pay the remaining $10 million within the next nine months.

We expect the near-term cost savings and the longer-term benefit of our organizational realignment will improve efficiencies within our sales and services organizations and improve our operating margins over the long term.
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

	Three Months Ended		Percent Change 2011 to 2012		Nine Months Ended		Percent Change 2011 to 2012
	June 30, 2012	July 2, 2011	Actual	Constant Currency	June 30, 2012	July 2, 2011	Actual	Constant Currency
	(dollar amounts in millions, except per share data)
License revenue	$83.8	$81.4	3%	7%	$247.7	$231.1	7%	8%
Consulting and training service revenue	74.8	68.6	9%	13%	226.2	191.3	18%	20%
Maintenance revenue	152.4	141.8	8%	11%	456.5	405.1	13%	13%
Total service revenue	227.2	210.4	8%	12%	682.7	596.4	14%	15%
Total revenue	311.0	291.8	7%	10%	930.4	827.5	12%	13%
Cost of license	7.7	7.6	—%		23.1	20.1	15%
Cost of service	85.2	82.8	3%		261.2	238.1	10%
Total cost of revenue	92.9	90.4	3%		284.3	258.2	10%
Gross margin	218.1	201.4	8%		646.1	569.3	13%
Operating expenses	187.0	176.9	6%		575.6	503.4	14%
Total costs and expenses (1)	279.9	267.3	5%	8%	859.9	761.6	13%	14%
Operating income (1)	$31.1	$24.5	27%	42%	$70.5	$65.9	7%	9%
Non-GAAP operating income (1)	$57.8	$51.5	12%	20%	$167.2	$129.1	30%	31%
Operating margin (1)	10%	8%			8%	8%
Non-GAAP operating margin (1)	19%	18%			18%	16%
Diluted earnings per share (2)	$0.19	$0.13			$0.40	$0.39
Non-GAAP diluted earnings per share (2)	$0.37	$0.32			$1.01	$0.79
Cash flow from operations (3)	$64.0	$48.4			$197.0	$78.7

(1) Costs and expenses in the third quarter and first nine months of 2012 included $4.1 million and $24.9 million, respectively, of restructuring charges as well as $0 million and $2.5 million, respectively, of acquisition-related costs, compared to $6.0 million and $6.6 million in the third quarter and first nine months of 2011, respectively. These restructuring and acquisition-related costs have been excluded from non-GAAP operating income. In the first quarter of 2011, we entered into a strategic contract with an automotive customer for which we expected costs to exceed revenue by approximately $5 million. This loss was recorded in the first quarter of 2011 and resulted in a decrease in GAAP and non-GAAP operating income of approximately $5 million.

(2) Diluted earnings per share in the third quarter and first nine months of 2011 included foreign currency losses of $4.4 million recorded as other expense related to our acquisition of MKS. These losses have been excluded from non-GAAP diluted earnings per share.

(3) In the first nine months of 2011, we used $48 million, net, of cash in connection with the resolution of a litigation matter.

In the third quarter of 2012, compared to the third quarter of 2011, our total revenue was up 7%, reflecting revenue contribution from MKS and 4CS (as further described in Acquisitions below) as well as the growth of our maintenance and services businesses. In the third quarter of 2012 organic revenue, excluding the impact of MKS and 4CS, increased 2% to $290.7 million while organic license revenue decreased 3% to $76.9 million compared to the third quarter of 2011. For the first nine months of 2012 total revenue was up 6% on an organic basis compared to the first nine months of 2011 and license revenue declined 1%.

In the third quarter and first nine months of 2012 compared to the third quarter and first nine months of 2011, maintenance revenue was up 3% and 7%, respectively, on an organic basis and consulting and training service revenue was up 6% and 12%, respectively, on an organic basis. We have seen continued strength in maintenance and consulting services following strong license sales in both 2011 and 2010.
In the third quarter of 2012, license revenue from direct customers was down 2% year over year (6% on an organic basis). We saw continued overall strength in the small- and medium-size business market in the third quarter of 2012, compared to the third quarter of 2011, with indirect license revenue and total indirect revenue up 16% and 10%, respectively

(4% and 5% on an organic basis, respectively). This was our tenth consecutive quarter of year-over-year indirect license revenue and total indirect revenue growth. In the first nine months of 2012, license revenue and total revenue from direct customers were up 5% and 13%, respectively, year over year (down 3% and up 6%, respectively, on an organic basis). In the first nine months of 2012, license revenue and total revenue from indirect customers was up 14% and 11%, respectively, year over year (up 5% and 6%, respectively, on an organic basis).
Our GAAP and non-GAAP operating income improved due to higher margins, particularly in our services business, coupled with cost reductions and improved operating leverage.
Future Expectations, Strategies and Risks

For fiscal year 2012 we are currently targeting non-GAAP and GAAP revenue growth of 7% to 9%. This reflects a decrease in our full year targets for 2012 from those projected at the end of the second quarter of 2012, primarily due to the unfavorable impact of foreign currency. Changes in foreign currency rates relative to the U.S. dollar can significantly impact our results. Our current plan assumes $1.20 USD to Euro rate, down from $1.30 assumed at the end of the second quarter, an approximate $10 million negative impact on revenue for the fourth quarter of 2012. For 2012, compared to 2011, we are expecting license revenue growth of approximately 4%, non-GAAP and GAAP maintenance revenue growth of approximately 9%, and consulting and training service revenue growth of approximately 12%.

Our commitment to operating margin expansion is a cornerstone of our financial strategy, which is reflected in our margin performance in the first nine months of 2012 and our outlook for 2012 and beyond. Our goal is to improve non-GAAP operating margins by 180 basis points in 2012, from 17.7% in 2011 to approximately 19.5% in 2012 (compared to approximately 10% on a GAAP basis for both periods), through operating leverage, impact of the restructuring, our on-going focus on operating margin improvements and cost efficiency, and improved services margins in our consulting and training services business.
There continues to be significant uncertainty regarding the strength of the global economy. Accordingly, while we have added sales capacity to address our expanded market opportunities, at the same time we continue to be disciplined about broader staffing and spending plans.
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
Impact of an Investigation in China
As previously disclosed, we have undertaken an investigation of payments by certain business partners and expenses by certain employees in China that raise questions of compliance with laws, including the Foreign Corrupt Practices Act, and/or compliance with our business policies. The termination of certain employees and business partners in China in connection with this matter may have an adverse impact on our level of sales in China until replacements for those employees and business partners are in place and productive. Revenue from China has historically represented 6% to 7% of our total revenue. We have voluntarily disclosed the results of our investigation and associated remedial actions to the United States Department of Justice and the Securities and Exchange Commission and are cooperating to provide additional information as requested. We are unable to predict the outcome of this matter or to estimate fines or other sanctions which may be assessed.

Results of Operations
Acquisitions
We acquired MKS on May 31, 2011 and 4C Solutions, Inc. (4CS) on September 2, 2011. The results of operations of these acquired businesses have been included in our consolidated financial statements beginning on their respective acquisition dates. These acquisitions added $20.3 million and $61.0 million to our revenue in the third quarter and first nine months of 2012, respectively ($20.5 million and $63.5 million on a non-GAAP basis, respectively), compared to $6.0 million in the third quarter and first nine months of 2011 ($6.7 million on a non-GAAP basis).
MKS revenue and 4CS revenue are classified as “Enterprise” revenue.
Impact of Foreign Currency Exchange on Results of Operations

Approximately two-thirds of our revenue and half of our expenses are transacted in currencies other than the U.S. Dollar. Because we report our results of operations in U.S. Dollars, currency translation, particularly changes in the Euro and Yen, relative to the U.S. Dollar, affects our reported results. If actual reported results for the third quarter and first nine months of 2012 had been converted into U.S. Dollars based on the foreign currency exchange rates in effect for the comparable 2011 periods, revenue would have been higher by $11.2 million and $8.7 million in the third quarter and first nine months of 2012, respectively, expenses would have been higher by $7.5 million and $7.6 million, respectively, and operating income would have been higher by $3.7 million and $1.1 million, respectively. On a non-GAAP basis, revenue would have been higher by $11.2 million and $8.6 million in the third quarter and first nine months of 2012, respectively, expenses would have been higher by $7.0 million and $6.8 million, respectively, and non-GAAP operating income would have been higher by $4.2 million and $1.8 million, respectively. Our constant currency disclosures are calculated by multiplying the actual results for the third quarter and first nine months of 2012 by the exchange rates in effect for the comparable periods in 2011.
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
Enterprise maintenance revenue in the third quarter and first nine months of 2012 includes a fair value adjustment related to acquired deferred MKS maintenance revenue of $0.2 million and $2.5 million, respectively. Enterprise maintenance revenue in the third quarter and first nine months of 2011 included a comparable adjustment of $0.7 million. Non-GAAP revenue excludes these adjustments. Accordingly, non-GAAP revenue, non-GAAP Enterprise revenue, non-GAAP maintenance revenue and MKS non-GAAP revenue in the previous and following discussion are higher than the corresponding GAAP revenue figures by the amount of these adjustments.

Revenue by Product Group and Distribution Channel - Three months ended June 30, 2012 and July 2, 2011

	Desktop Three Months Ended				Enterprise Three Months Ended			Total Revenue Three Months Ended
	June 30, 2012		July 2, 2011	Percent Change	June 30, 2012	July 2, 2011	Percent Change	June 30, 2012	July 2, 2011	Percent Change
	(Dollar amounts in millions)
Direct
License revenue	$25.5		$27.6	(8)%	$33.6	$32.5	3%	$59.1	$60.1	(2)%
Service revenue:
Consulting and training	8.1		9.4	(14)%	62.1	56.7	10%	70.1	66.0	6%
Maintenance	52.9		53.7	(1)%	43.7	34.3	28%	96.6	87.9	10%
Total service revenue	61.0		63.0	(3)%	105.8	90.9	16%	166.8	154.0	8%
Total revenue	$86.5		$90.6	(5)%	$139.4	$123.4	13%	$225.9	$214.1	6%
Indirect
License revenue	$16.7		$16.6	—%	$8.0	$4.7	72%	$24.7	$21.3	16%
Service revenue:
Consulting and training	1.6	1.6	1.5	12%	3.0	1.1	164%	4.6	2.6	79%
Maintenance	46.2		46.2	—%	9.6	7.7	25%	55.7	53.8	4%
Total service revenue	47.8		47.6	—%	12.6	8.8	43%	60.4	56.4	7%
Total revenue	$64.5		$64.2	—%	$20.6	$13.5	53%	$85.1	$77.7	10%
Total Revenue
License revenue	$42.2		$44.2	(5)%	$41.6	$37.2	12%	$83.8	$81.4	3%
Service revenue:
Consulting and training	9.7		10.8	(10)%	65.1	57.8	13%	74.8	68.6	9%
Maintenance	99.1		99.8	(1)%	53.3	41.9	27%	152.4	141.8	8%
Total service revenue	108.7		110.6	(2)%	118.4	99.7	19%	227.2	210.4	8%
Total revenue	$151.0		$154.9	(3)%	$160.0	$136.9	17%	$311.0	$291.8	7%

Revenue by Product Group and Distribution Channel - Nine months ended June 30, 2012 and July 2, 2011

	Desktop Nine Months Ended			Enterprise Nine Months Ended			Total Revenue Nine Months Ended
	June 30, 2012	July 2, 2011	Percent Change	June 30, 2012	July 2, 2011	Percent Change	June 30, 2012	July 2, 2011	Percent Change
	(Dollar amounts in millions)
Direct
License revenue	$69.9	$83.2	(16)%	$103.0	$82.0	26%	$172.9	$165.2	5%
Service revenue:
Consulting and training	25.0	28.1	(11)%	187.8	155.0	21%	212.8	183.1	16%
Maintenance	161.3	155.7	4%	128.7	94.4	36%	290.0	250.2	16%
Total service revenue	186.4	183.8	1%	316.5	249.5	27%	502.8	433.3	16%
Total revenue	$256.3	$267.1	(4)%	$419.5	$331.5	27%	$675.8	$598.6	13%
Indirect
License revenue	$53.1	$51.3	4%	$21.7	$14.6	48%	$74.8	$65.9	14%
Service revenue:
Consulting and training	4.4	4.3	2%	9.0	3.9	133%	13.4	8.2	64%
Maintenance	138.8	133.6	4%	27.6	21.3	30%	166.4	154.9	7%
Total service revenue	143.2	137.9	4%	36.7	25.2	45%	179.8	163.1	10%
Total revenue	$196.3	$189.1	4%	$58.3	$39.8	46%	$254.6	$229.0	11%
Total Revenue
License revenue	$123.0	$134.5	(9)%	$124.7	$96.6	29%	$247.7	$231.1	7%
Service revenue:
Consulting and training	29.4	32.4	(9)%	196.8	158.9	24%	226.2	191.3	18%
Maintenance	300.2	289.3	4%	156.3	115.8	35%	456.5	405.1	13%
Total service revenue	329.6	321.7	2%	353.1	274.7	29%	682.7	596.4	14%
Total revenue	$452.6	$456.2	(1)%	$477.8	$371.3	29%	$930.4	$827.5	12%

Revenue by Line of Business

	Three Months Ended		Nine Months Ended
Revenue as a Percentage of Total Revenue	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
License	27%	28%	27%	28%
Consulting and training service	24%	23%	24%	23%
Maintenance	49%	49%	49%	49%
	100%	100%	100%	100%

Year over Year Percentage Changes in Revenue	Three months ended June 30, 2012 compared to three months ended July 2, 2011		Nine months ended June 30, 2012 compared to nine months ended July 2, 2011
	As Reported	Constant Currency	As Reported	Constant Currency
License	3%	7%	7%	8%
Consulting and training service	9%	13%	18%	20%
Maintenance	8%	11%	13%	13%
Total	7%	10%	12%	13%

License Revenue
License revenue of $83.8 million reflects year-over-year increases in Japan and the Pacific Rim of 44% and 53%, respectively, reflecting an increase in license revenue from large transactions, partially offset by decreases in the Americas and Europe of 27% and 3%, respectively. See Revenue from Individual Customers below for further discussion.
Enterprise license revenue (which is driven primarily by PLM license sales), while negatively impacted by our performance in Europe and the Americas, grew 12% on a year-over-year basis due primarily to contribution from MKS. MKS contributed $5.9 million to Enterprise license revenue in the third quarter of 2012 compared to $2.0 million in the third quarter of 2011 (which included only one month of revenue from MKS). On an organic basis, Enterprise license revenue decreased 1% in the third quarter of 2012 compared to the third quarter of 2011. Desktop license revenue (primarily MCAD license sales) declined 5% on a year-over-year basis.
The increase in overall license revenue in the first nine months of 2012 was due primarily to growth in direct Enterprise license revenue which increased 26% ($21.0 million) due to revenue from MKS of $18.6 million (compared to $2.0 million in the prior year period) and higher sales on a year-to-date basis to our large commercial customers. Additionally, we saw growth in license revenue from small- and medium-size customers, particularly indirect Enterprise license revenue, which was 48% ($7.0 million) higher in the the first nine months of 2012 compared to the prior year. Enterprise license revenue results reflect an increase in revenue from sales of Windchill, which were 17% ($11.4 million) higher in the first nine months of 2012 compared to the first nine months of 2011.
Foreign currency exchange rate movements, relative to the comparative 2011 periods, unfavorably impacted license revenue by $3.3 million and $2.9 million in the third quarter and first nine months of 2012, respectively.
Consulting and Training Service Revenue
Consulting and training services engagements typically result from sales of new licenses, particularly of our Enterprise solutions. In the third quarter of 2012, compared to the third quarter of 2011, consulting revenue, which is primarily related to Windchill implementations among our direct Enterprise customers, was up 10% ($6.0 million) and training revenue, which typically represents about 15% of our total consulting and training services revenue, was up 2% ($0.2 million). In the first nine months of 2012, compared to the first nine months of 2011, consulting revenue was up 20% ($32.5 million) and training revenue was up 9% ($2.3 million). MKS and 4CS contributed $3.9 million and $14.6 million to Enterprise consulting and training service revenue in the third quarter and first nine months of 2012, respectively (compared to $1.5 million in the third quarter and first nine months of 2011). Excluding MKS and 4CS, consulting and training service revenue increased 6% ($3.8 million) and 12% ($21.9 million) in the third quarter and first nine months of 2012, respectively, compared to the same periods in 2011.
Foreign currency exchange rate movements unfavorably impacted consulting and training services revenue by $2.8 million and $2.9 million in the third quarter and first nine months of 2012, respectively, compared to the third quarter and first nine months of 2011.
Maintenance Revenue
Maintenance revenue is comprised of contracts to maintain new and/or previously purchased software. We saw steady growth in maintenance revenue in 2011, continuing in the first half of 2012. In the third quarter and first nine months of 2012, compared to the same periods in 2011, Desktop maintenance revenue was down 1% ($0.8 million) and up 4% ($10.9 million), respectively and Enterprise maintenance revenue was up 27% ($11.4 million) and 35% ($40.5 million), respectively. In the third quarter and first nine months of 2012, MKS and 4CS contributed $9.4 million and $26.6 million, respectively, to Enterprise maintenance revenue (compared to $2.5 million in the third quarter and first nine months of 2011). Excluding MKS and 4CS, Enterprise maintenance revenue increased 11% ($4.4 million) and 14% ($16.4 million) in the third quarter and first nine months of 2012, respectively, compared to the third quarter and first nine months of 2011. Creo and Windchill seats under maintenance increased 7% and 15%, respectively, as of the end of the third quarter of 2012, compared to the end of the third quarter of 2011.
Foreign currency exchange rate movements impacted maintenance revenue unfavorably by $5.0 million and $2.8 million in the third quarter and first nine months of 2012, respectively, compared to the third quarter and first nine months of 2011.
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
Our direct revenue typically comprises approximately 70% of our total revenue while our indirect revenue typically comprises approximately 30% of our total revenue. Our indirect sales have increased in part as a result of the release of Creo in June 2011.
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
For the third quarters of 2012 and 2011, there were 34 (11 in the Americas, 11 in Europe and 12 in Asia) and 30 (14 in the Americas, 11 in Europe and 5 in Asia) of these customers, respectively, with average revenue recorded of $2.2 million per customer in both periods.
Revenue from large customers in the third quarter of 2012, increased 12% as compared to the third quarter of 2011. Revenue attributable to large transactions in the third quarter and first nine months of 2012 reflects a lower mix of license revenue. The license revenue portion of this metric, which typically comprises approximately 50% to 60% of the total, was 44% and 42% in the third quarter and first nine months of 2012, respectively, reflecting a lower mix of license revenue, and greater service revenues.  This mix shift reflects an increase in customer implementations of current services projects, and lower license revenue contributions from new large deals in Europe and North America.

	Three months ended		Nine months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(Dollar amounts in millions)
License and/or consulting and training service revenue greater than $1 million from individual customers in a quarter	$74.7	$66.5	$199.9	$180.9
% of total license and consulting and training service revenue	47%	44%	42%	43%
Revenue by product group:
Desktop	$15.5	$14.8	$37.5	$45.7
Enterprise	$59.2	$51.7	$162.4	$135.2

Revenue by Geographic Region

	Three months ended		Percent Change		Nine months ended		Percent Change
	June 30, 2012	July 2, 2011	Actual	Constant Currency	June 30, 2012	July 2, 2011	Actual	Constant Currency
	(Dollar amounts in millions)				(Dollar amounts in millions)
Revenue by region:
Americas	$112.7	$104.6	8%	8%	$339.7	$299.1	14%	14%
Europe	$120.2	$120.3	—%	9%	$369.2	$334.1	10%	14%
Pacific Rim	$43.6	$36.9	18%	21%	$118.2	$106.7	11%	12%
Japan	$34.5	$30.0	15%	14%	$103.4	$87.6	18%	13%
Revenue by region as a % of total revenue:
Americas	36%	36%			37%	36%
Europe	39%	41%			40%	40%
Pacific Rim	14%	13%			13%	13%
Japan	11%	10%			11%	11%

Americas
The increase in revenue in the Americas in the third quarter of 2012 compared to the third quarter of 2011 consisted of an increase of 35% ($8.5 million) in consulting and training service revenue and an increase of 13% ($7.0 million) in maintenance revenue, partially offset by a decrease of 27% ($7.5 million) in license revenue. The decrease in license revenue in the third quarter reflects a decline in both Enterprise license revenue (24% decrease) due primarily to lower PLM license sales to large customers and a decline in Desktop license revenue (31% decrease) due to lower sales of MCAD products in the quarter. The increase in revenue in the Americas in the first nine months of 2012 compared to the first nine months of 2011 consisted of an increase of 35% ($23.6 million) in consulting and training service revenue and an increase of 16% ($24.1 million) in maintenance revenue, partially offset by a decrease of 9% ($7.2 million) in license revenue. In the third quarter and first nine months of 2012, MKS and 4CS contributed revenue of $11.3 million and $32.6 million, respectively, and $3.7 million in the third quarter and first nine months of 2011.
Europe
Revenue in Europe in the third quarter of 2012 compared to the third quarter of 2011 reflects an increase in maintenance revenue of 4% ($2.5 million), offset by a decrease in consulting and training service revenue of 5% ($1.6 million) and a decrease in license revenue of 3% ($1.1 million). Total Enterprise license revenue decreased 16% ($2.4 million) in the third quarter of 2012 compared to the third quarter of 2011 while total Desktop license revenue increased 8% ($1.3 million) over the same period. The increase in revenue in the first nine months of 2012 compared to the first nine months of 2011 consisted of an increase in license revenue of 7% ($5.9 million), an increase in consulting and training service revenue of 14% ($11.0 million) and an increase in maintenance revenue of 11% ($18.2 million). In the third quarter and first nine months of 2012, MKS and 4CS contributed revenue of $5.6 million and $18.1 million, respectively, and $1.9 million in the third quarter and first nine months of 2011.

Changes in foreign currency exchange rates, particularly the Euro, unfavorably impacted revenue in Europe by $10.6 million and $12.1 million in the third quarter and first nine months of 2012, respectively, as compared to the third quarter and first nine months of 2011.
Pacific Rim
The increase in revenue in the Pacific Rim in the third quarter of 2012 compared to the third quarter of 2011 consisted primarily of an increase of 53% ($8.0 million) in license revenue and an increase of 3% ($0.3 million) in maintenance revenue, partially offset by a decrease of 15% ($1.6 million) in consulting and training service revenue. Although we are pleased with results for the quarter for the Pacific Rim, and believe the base business in the region remains solid, we believe growth will be somewhat lower in the fourth quarter. The increase in revenue in the Pacific Rim in the first nine months of 2012, compared to the first nine months of 2011, consisted primarily of an increase of 27% ($12.0 million) in license revenue and an increase of 10% ($2.9 million) in maintenance revenue, partially offset by a decrease of 11% ($3.5 million) in consulting and training service revenue. Revenue from China, which has historically represented 6% to 7% of our total revenue, increased 9% and decreased 1% in the third quarter and first nine months of 2012, respectively, compared to the third quarter and first nine months of 2011. In the third quarter and first nine months of 2012, MKS and 4CS contributed revenue of $0.4 million and $1.7 million, respectively, and $0.1 million in the third quarter and first nine months of 2011.
Changes in foreign currency exchange rates unfavorably impacted revenue in the Pacific Rim by $1.0 million and $1.3 million in the third quarter and first nine months of 2012, respectively, as compared to the third quarter and first nine months of 2011.
Japan
The increase in revenue in Japan in the third quarter of 2012 compared to the third quarter of 2011 included increases of 44% ($2.8 million) in license revenue, 18% ($0.8 million) in consulting and training service revenue and 4% ($0.8 million) in maintenance revenue. The increase in revenue in Japan in the first nine months of 2012 compared to the first nine months of 2011 included increases of 32% ($5.9 million) in license revenue, 26% ($3.8 million) in consulting and training service revenue and 11% ($6.1 million) in maintenance revenue. In the third quarter and first nine months of 2012, MKS and 4CS contributed revenue of $3.0 million and $8.5 million, respectively, and $0.4 million in the third quarter and first nine months of 2011.
Changes in the Yen to U.S. Dollar exchange rate favorably impacted revenue in Japan by $0.4 million and $4.8 million in the third quarter and first nine months of 2012, respectively, as compared to the third quarter and first nine months of 2011.
Gross Margin

	Three months ended			Nine months ended
	June 30, 2012	July 2, 2011	Percent Change	June 30, 2012	July 2, 2011	Percent Change
	(Dollar amounts in millions)
Gross margin	$218.1	$201.4	8%	$646.1	$569.3	13%
Non-GAAP gross margin	224.3	207.8	8%	667.3	586.2	14%
Gross margin as a % of total revenue	70%	69%		69%	69%
Non-GAAP gross margin as a % of total revenue	72%	71%		72%	71%

Gross margin as a percentage of total revenue for the third quarter and first nine months of 2012 was relatively comparable to the year-ago periods, reflecting higher services margins offset by a less favorable revenue mix. License revenue, which generates the highest gross margins, was 27% of total revenue in both the third quarter and first nine months of 2012, compared to 28% in both the third quarter and first nine months of 2011.

Costs and Expenses

	Three months ended				Nine months ended
	June 30, 2012	July 2, 2011	Percent Change		June 30, 2012	July 2, 2011	Percent Change
	(Dollar amounts in millions)
Costs and expenses:
Cost of license revenue	$7.6	$7.6	—%		$23.1	$20.1	15%
Cost of service revenue	85.2	82.8	3%		261.2	238.1	10%
Sales and marketing	94.7	89.1	6%		283.4	254.8	11%
Research and development	53.3	51.1	4%		162.8	155.7	5%
General and administrative	29.9	31.9	(6)%		89.0	80.1	11%
Amortization of acquired intangible assets	5.1	4.8	7%		15.4	12.9	20%
Restructuring charges	4.1	—			24.9	—
Total costs and expenses	$279.9	$267.3	5%	(1)	$859.9	$761.7	13%	(1)
Total headcount at end of period	5,907	5,799

(1)	On a constant currency basis, compared to the year-ago periods, total costs and expenses for the third quarter and first nine months of 2012 increased 8% and 14%, respectively.
Costs and expenses in the third quarter and first nine months of 2012 compared to the third quarter and first nine months of 2011 increased primarily as a result of:

•	restructuring charges of $24.9 million primarily for severance and other related costs associated with the termination of 209 employees;

•	higher cost of service in support of services revenue growth;

•	investments in our direct sales force;

•	an increase of approximately 500 employees (as of March 31, 2012) in connection with our acquisitions of MKS on May 31, 2011 and 4CS on September 2, 2011; and

•
company-wide merit pay increases effective on February 1, 2012 and 2011 (both merit pay increases were approximately $11 million on an annualized basis), which resulted in an increase in salary expense across all functional organizations.

These cost increases were offset by lower acquisition-related costs associated with our acquisitions of MKS and 4CS (included in general and administrative) which were $0 million and $2.5 million for the three and nine months ended June 30, 2012, respectively, compared to $6.0 million and $6.6 million in the three and nine months ended July 2, 2011, respectively.
Costs in the first nine months of 2011 also included the following:

•	a contract loss of approximately $5 million recorded in the first quarter of 2011 related to estimated costs to be incurred in completing a services contract in excess of the corresponding revenue;

•	higher sales and marketing expenses associated with events, including our Creo product launch in the first quarter of 2011; and

•	severance and related expenses of approximately $3.0 million associated with 60 employees terminated in the second quarter of 2011, primarily in research and development.
Cost of License Revenue

	Three months ended			Nine months ended
	June 30, 2012	July 2, 2011	Percent Change	June 30, 2012	July 2, 2011	Percent Change
	(Dollar amounts in millions)
Cost of license revenue	$7.6	$7.6	—%	$23.1	$20.1	15%
% of total revenue	2%	3%		2%	2%
% of total license revenue	9%	9%		9%	9%

Our cost of license revenue consists of fixed and variable costs associated with reproducing and distributing software and documentation, as well as royalties paid to third parties for technology embedded in or licensed with our software products and amortization of intangible assets associated with acquired products. Cost of license revenue increased in the first nine months of 2012 due in part to amortization of purchased software, which was $1.4 million higher than the first nine months of 2011. Cost of license revenue as a percent of license revenue can vary depending on product mix sold and the effect of fixed and variable royalties and the level of amortization of acquired software intangible assets.
Cost of Service Revenue

	Three months ended			Nine months ended
	June 30, 2012	July 2, 2011	Percent Change	June 30, 2012	July 2, 2011	Percent Change
	(Dollar amounts in millions)
Cost of service revenue	$85.2	$82.8	3%	$261.2	$238.1	10%
% of total revenue	27%	28%		28%	29%
% of total service revenue	38%	39%		38%	40%
Service headcount at end of period	1,880	1,823	3%

Our cost of service revenue includes costs such as salaries, benefits, and computer equipment and facilities for our training, customer support and consulting personnel; third-party subcontractor fees; and costs associated with the release of maintenance updates (including related royalty costs). Service margins can vary based on the product mix sold in the period. Margins on maintenance revenue are significantly higher than on consulting and training service revenue. Maintenance revenue comprised 67% of total service revenue in the third quarters of 2012 and 2011 and 67% and 68% of total service revenue in the first nine months of 2012 and 2011, respectively.

In the third quarter and first nine months of 2012 compared to the third quarter and first nine months of 2011 total compensation, benefit costs and travel expenses were 3% ($1.6 million) and 16% ($25.3 million) higher primarily due to increased headcount and the impact of merit pay increases. Cost of service headcount at the end of the second quarter of 2012 included approximately 190 employees added from MKS and 4CS.

In the first quarter of 2011, we made a strategic decision to enter into a contract with an important customer in the automotive industry for which we expected our costs to exceed our revenue by approximately $5 million. Cost of service revenue in the first quarter of 2011 included immediate recognition of this loss of approximately $5 million.
Sales and Marketing

	Three months ended			Nine months ended
	June 30, 2012	July 2, 2011	Percent Change	June 30, 2012	July 2, 2011	Percent Change
	(Dollar amounts in millions)
Sales and marketing	$94.7	$89.1	6%	$283.4	$254.8	11%
% of total revenue	30%	31%		30%	31%
Sales and marketing headcount at end of period	1,500	1,471	2%

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. Our compensation, benefit costs and travel expenses were higher by an aggregate of 6% ($4.4 million) and 13% ($25.6 million) in the third quarter and first nine months of 2012, respectively, compared to the third quarter and first nine months of 2011 due to higher headcount as a result of acquisitions and investments we have made in our direct sales force in support of revenue growth opportunities and the impact of merit pay increases. Sales and marketing headcount at the end of the second quarter of 2012 included approximately 110 employees added from MKS and 4CS. Additionally, sales and marketing expenses were higher by $0.7 million and $2.2 million in the third quarter and first nine months of 2012, respectively, compared to the prior year periods as a result of investments we are making in sales technology infrastructure. Sales meeting and marketing event expenses were lower by approximately $1.3 million in the first nine months of 2012 compared to the first nine months of 2011 primarily due to the Creo product launch in the first quarter of 2011.
Research and Development

	Three months ended			Nine months ended
	June 30, 2012	July 2, 2011	Percent Change	June 30, 2012	July 2, 2011	Percent Change
	(Dollar amounts in millions)
Research and development	$53.3	$51.1	4%	$162.8	$155.7	5%
% of total revenue	17%	18%		18%	19%
Research and development headcount at end of period	1,941	1,920	1%

Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Major research and development activities include developing new releases and updates of our software that enhance functionality and developing new products or features. Total compensation, benefit costs and travel expenses were higher in the third quarter and first nine months of 2012 compared to the third quarter and first nine months of 2011 by an aggregate of 8% ($3.1 million) and 7% ($9.0 million), respectively, due to increased headcount and the impact of merit pay increases. Research and development headcount at the end of the second quarter of 2012 included approximately 160 employees added from MKS and 4CS.
General and Administrative

	Three months ended			Nine months ended
	June 30, 2012	July 2, 2011	Percent Change	June 30, 2012	July 2, 2011	Percent Change
	(Dollar amounts in millions)
General and administrative	$29.9	$31.9	(6)%	$89.0	$80.1	11%
% of total revenue	10%	11%		10%	10%
General and administrative headcount at end of period	573	573	—%

Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources, legal and administrative functions, as well as acquisition-related charges, bad debt expense and outside professional services, including accounting and legal fees. Acquisition-related costs were $0 million and $2.5 million for the three and nine months ended June 30, 2012, respectively, and $6.0 million and $6.6 million in the three and nine months ended July 2, 2011, respectively, and include charges related to acquisition integration activities (i.e., severance and professional fees). Total compensation, benefit costs and travel costs were higher in the third quarter and first nine months of 2012 by 14% ($2.7 million) and 13% ($7.4 million), respectively, due to higher stock-based compensation, increased headcount and the impact of merit pay increases. Stock-based compensation was $1.4 million and $2.7 million higher in the third quarter and first nine months of 2012, respectively, compared to the third quarter and first nine months of 2011, due in part to the acceleration of unvested restricted stock units for the former Executive Chairman of our Board of Directors to June 30, 2012, the effective date of his resignation. General and administrative headcount at the end of second quarter of 2012 included approximately 30 employees added from MKS and 4CS. Additionally, costs for outside professional services were higher by $0.6 million and $3.2 million in the third quarter and first nine months of 2012, respectively, compared to the prior year periods.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets reflects the amortization of acquired non-product related intangible assets, primarily customer and trademark-related intangible assets, recorded in connection with completed acquisitions. The increase in amortization of acquired intangible assets in the third quarter and first nine months of 2012 was primarily due to our acquisition of MKS.
Restructuring charges

	Three months ended		Nine months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(in millions)
Restructuring charges	$4.1	$—	$24.9	$—
In the second quarter of 2012, as part of our strategy to reduce costs and to realign our business, we implemented a restructuring of our business and recorded restructuring charges of $20.8 million in the second quarter. The restructuring charges included $20.0 million for severance and related costs associated with 168 employees notified of termination during the second quarter of 2012 and $0.8 million of charges related to excess facilities.

In the third quarter of 2012, we implemented further cost reductions and recorded restructuring charges of $4.1 million, including $4.5 million for severance and related costs associated with 41 employees notified of termination during the third quarter of 2012 net of a $0.4 million benefit related to excess facilities as a result of exiting a restructured facility earlier than originally estimated.
We expect that these reductions will result in future operating expense savings of approximately $6 million per quarter. We realized approximately $5 million of these operating expense savings in the third quarter of 2012. We paid $15 million of the restructuring charges in the second and third quarters of 2012 and we expect to pay the remaining $10 million within the next nine months.
Interest and Other Income (Expense), net

	Three months ended		Nine months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(in millions)
Interest income	$0.7	$1.0	$2.3	$2.7
Interest expense	(1.0)	(0.8)	(3.4)	(1.8)
Other income (expense), net	—	(6.5)	(4.8)	(9.9)
Total interest and other (expense) income, net	$(0.3)	$(6.3)	$(5.9)	$(9.0)

Interest and other income (expense), net includes interest income, interest expense, costs of hedging contracts, certain realized and unrealized foreign currency transaction gains or losses and exchange gains or losses resulting from the required period-end currency remeasurement of the financial statements of our subsidiaries that use the U.S. Dollar as their functional currency. A large portion of our revenue and expenses is transacted in foreign currencies. To reduce our exposure to fluctuations in foreign exchange rates, we engage in hedging transactions involving the use of foreign currency forward contracts, primarily in the Euro and Canadian Dollar. The increase in interest expense in the first nine months of 2012 compared to the prior year period is due to amounts outstanding under our revolving credit facility. We borrowed $250 million under our revolving credit facility in May 2011 in connection with our acquisition of MKS. We had $140 million outstanding under the facility at June 30, 2012. The decrease in other income (expense), net in the third quarter and first nine months of 2012 compared to the prior year periods was due primarily to foreign currency net losses which were $5.5 million and $4.3 million lower in the third quarter and first nine months of 2012 as compared to the third quarter and first nine months of 2011. The third quarter and first nine months of 2011 included foreign currency losses of $4.4 million related to the settlement of forward contracts to purchase CDN $292 million in connection with our acquisition of MKS. The third quarter of 2012 included other income related to a legal settlement of $0.7 million.
Income Taxes

	Three months ended		Nine months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(Dollar amounts in millions)
Pre-tax income	$30.8	$18.3	$64.6	$56.9
Tax provision	7.9	2.7	16.0	9.1
Effective income tax rate	26%	15%	25%	16%

In the third quarter and first nine months 2012, our effective tax rate was lower than the 35% statutory federal income tax rate due primarily to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate. The third quarter of 2012 provision includes a discrete non-cash charge of $4.2 million. This charge was recorded due to the restructuring of our Canadian operations that resulted in a change in the tax status of the foreign legal entity. Our provision in the first nine months of 2012 also includes the expiration on December 31, 2011 of the research and development (R&D) credit in the U.S. and a discrete non-cash charge of $1.5 million related to the impact of a Japanese legislative change, enacted in the first quarter, on our Japan entity's deferred tax assets. Additionally, we expect to make a research and development cost sharing prepayment by a foreign subsidiary to the U.S. at the same level as the prior year. If such prepayment is not ultimately paid within the fiscal year, the effective tax rate would be favorably impacted by up to $7.5 million. In the third quarter and first nine months of 2011, our effective tax rate was lower than the 35% statutory federal income tax rate due primarily to our corporate tax structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate and a $1.8 million tax benefit related to research and development (R&D) triggered by a retroactive extension of the R&D tax credit enacted in the first quarter of 2011.
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
Income and Margins; Earnings per Share
As shown in the table below, our operating income and operating margins in the third quarter and first nine months of 2012 increased compared to the third quarter and first nine months of 2011, primarily due to higher revenue and improved operating margins described in Revenue and Costs and Expenses above.
The non-GAAP measures presented in the discussion of our results of operations and the respective most directly comparable GAAP measures are:

•	non-GAAP revenue—GAAP revenue

•	non-GAAP gross margin—GAAP gross margin

•	non-GAAP operating income—GAAP operating income

•	non-GAAP net income—GAAP net income

•	non-GAAP operating margin—GAAP operating margin

•	non-GAAP diluted earnings per share—GAAP diluted earnings per share
The non-GAAP measures exclude a fair value adjustment related to MKS deferred maintenance revenue, stock-based compensation expense, amortization of acquired intangible assets expense, acquisition-related charges, restructuring charges, one-time charges included in non-operating other income (expense), net and the related tax effects of the preceding items, and any one-time tax items. These expenses and charges are normally included in the comparable measures calculated and presented in accordance with GAAP. Our management excludes these revenue and cost items when evaluating our ongoing performance and/or predicting our earnings trends, and therefore excludes them when presenting non-GAAP financial measures. Management uses, and investors should consider, non-GAAP measures in conjunction with our GAAP results.
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

The following tables reconcile each of these non-GAAP measures to its most closely comparable GAAP measure on our financial statements.

	Three months ended		Nine months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(in millions, except per share amounts)
GAAP revenue	$311.0	$291.8	$930.4	$827.5
Fair value of acquired MKS deferred maintenance revenue	0.2	0.7	2.5	0.7
Non-GAAP revenue	$311.2	$292.5	$932.9	$828.2

GAAP gross margin	$218.1	$201.4	$646.1	$569.3
Fair value of acquired MKS deferred maintenance revenue	0.2	0.7	2.5	0.7
Stock-based compensation	2.1	1.9	6.7	5.6
Amortization of acquired intangible assets included in cost of license revenue	3.9	3.9	12.0	10.6
Non-GAAP gross margin	$224.3	$207.8	$667.3	$586.2

GAAP operating income	$31.1	$24.5	$70.5	$65.9
Fair value of acquired MKS deferred maintenance revenue	0.2	0.7	2.5	0.7
Stock-based compensation	13.3	11.6	39.4	32.5
Amortization of acquired intangible assets included in cost of license revenue	3.9	3.9	12.0	10.6
Amortization of acquired intangible assets	5.1	4.8	15.4	12.9
Acquisition-related charges included in general and administrative expenses	—	6.0	2.5	6.6
Restructuring charges	4.1	—	24.9	—
Non-GAAP operating income	$57.8	$51.5	$167.2	$129.1

GAAP net income	$22.9	$15.5	$48.6	$47.8
Fair value of acquired MKS deferred maintenance revenue	0.2	0.7	2.5	0.7
Stock-based compensation	13.3	11.6	39.4	32.5
Amortization of acquired intangible assets included in cost of license revenue	3.9	3.9	12.0	10.6
Amortization of acquired intangible assets	5.1	4.8	15.4	12.9
Acquisition-related charges included in general and administrative expenses	—	6.0	2.5	6.6
Restructuring charges	4.1	—	24.9	—
Non-operating foreign currency transaction loss (1)	—	4.4	0.8	5.1
Income tax adjustments (2)	(5.3)	(8.5)	(23.4)	(20.1)
Non-GAAP net income	$44.3	$38.3	$122.7	$96.0
GAAP diluted earnings per share	$0.19	$0.13	$0.40	$0.39
Stock-based compensation	0.11	0.10	0.33	0.27
Amortization of acquired intangible assets	0.07	0.07	0.23	0.19
Acquisition-related charges	—	0.05	0.02	0.05
Restructuring charges	0.03	—	0.21	—
Income tax adjustments	(0.04)	(0.07)	(0.19)	(0.17)
All other items identified above	—	0.05	0.03	0.06
Non-GAAP diluted earnings per share	$0.37	$0.32	$1.01	$0.79

Operating margin impact of non-GAAP adjustments:

	Three months ended		Nine months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
GAAP operating margin	10.0%	8.4%	7.6%	8.0%
Fair value of deferred maintenance revenue	0.1%	0.2%	0.3%	0.1%
Stock-based compensation	4.3%	4.0%	4.2%	3.9%
Amortization of acquired intangibles	2.9%	3.0%	2.9%	2.8%
Acquisition-related charges	—%	2.1%	0.3%	0.8%
Restructuring charges	1.3%	—%	2.7%	—%
Non-GAAP operating margin	18.6%	17.6%	17.9%	15.6%

(1)
In the first quarter of 2012, we recorded $0.8 million of foreign currency transaction losses related to MKS legal entity mergers completed during the quarter. In the third quarter of 2011, in connection with our acquisition of MKS, we had entered into forward contracts to reduce our foreign currency exposure related to changes in the Canadian to U.S. Dollar exchange rate from the time we entered into the agreement in early April to acquire MKS (the purchase price was in Canadian Dollars) and the closing date which occurred on May 31, 2011. We realized foreign currency losses of $4.4 million recorded as other expense related to the acquisition. In the first quarter of 2011, we recorded $0.7 million of foreign currency losses related to a previously announced litigation settlement in Japan.

(2)
Income tax adjustments reflect the tax effects of non-GAAP adjustments for the three and nine months ended June 30, 2012 and July 2, 2011, which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above, as well as one-time non-cash charges including (i) $3.3 million, net, in the third quarter of 2012, primarily related to a $4.2 million charge as a result of acquired legal entity integration activities, and (ii) a $1.4 million charge in the first quarter of 2012 related to the impact of a reduction in the statutory tax rate in Japan on deferred tax assets from a litigation settlement.

Liquidity and Capital Resources

	June 30, 2012	July 2, 2011
	(in thousands)
Cash and cash equivalents	$238,047	$260,751
Amounts below are for the nine months ended:
Cash provided by operating activities	$197,044	$78,671
Cash used by investing activities	(23,676)	(283,448)
Cash (used) provided by financing activities	(100,078)	212,569

Cash and cash equivalents
We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. Cash and cash equivalents include highly liquid investments with original maturities of three months or less. At June 30, 2012 cash and cash equivalents totaled $238.0 million, up from $167.9 million at September 30, 2011 due primarily to $197.0 million of cash provided by operating activities in the first nine months of 2012, offset by $60 million, net, of cash used to repay borrowings under our revolving credit facility, $22.5 million of cash used for capital expenditures and $35.0 million of cash used to repurchase shares of our common stock.
Cash provided by operating activities
Cash provided by operating activities was $197.0 million in the first nine months of 2012, compared to $78.7 million of cash provided by operating activities in the first nine months of 2011. The first nine months of 2011 included the resolution of a litigation matter that reduced our cash balance by approximately $48 million during that period, including $52.1 million paid to settle the matter. Excluding the impact of the litigation settlement in the first nine months of 2011, cash provided by operations improved in the first nine months of 2012 due primarily to collections on accounts receivables, which had a $24 million favorable impact in the first nine months of 2012 as compared to the first nine months of 2011, and improved profitability (non-

GAAP operating income for the first nine months of 2012 of $167.2 million compared to $129.1 million for the comparable prior year period), partially offset by $15.2 million of total restructuring payments made during the second and third quarters of 2012. Accounts receivable days sales outstanding was 59 days at the end of the third quarter of 2012 compared to 62 days as of September 30, 2011 and 56 days at the end of the third quarter of 2011.
Cash used by investing activities

	Nine months ended
	June 30, 2012	July 2, 2011
	(in thousands)
Cash used by investing activities included the following:
Acquisitions of businesses	$(1,170)	$(265,153)
Additions to property and equipment	(22,506)	(18,295)
	$(23,676)	$(283,448)

Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements. In the first nine months of 2012 we paid $1.2 million of contingent purchase price price related to our acquisition of 4CS.
Cash (used) provided by financing activities

	Nine months ended
	June 30, 2012	July 2, 2011
	(in thousands)
Cash used by financing activities included the following:
Net (repayments) borrowings under revolving credit facility	$(60,000)	$250,000
Repurchases of common stock	(34,953)	(39,947)
Payments of withholding taxes in connection with vesting of stock-based awards	(20,893)	(22,052)
Proceeds from issuance of common stock	15,315	22,261
Excess tax benefits from stock-based awards	453	2,307
	$(100,078)	$212,569

In the third quarter of 2012, we repaid $20 million under our credit facility and we repurchased 1.0 million shares of our common stock under our repurchase program. Stock option exercises in the first nine months of 2012 totaled 1.5 million compared to 1.6 million in the first nine months of 2011. As of June 30, 2012, we had approximately 1.3 million stock options outstanding. These options expire on various dates, including 0.6 million in 2013 and 0.7 million in 2014. We expect substantially all of the options, including those held by our executives, to be exercised prior to their respective expiration dates.
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

In 2011, in connection with our acquisition of MKS, we borrowed $250 million under the credit facility, $50 million of which we repaid in the fourth quarter of 2011. As of December 31, 2011 and September 30, 2011, we had $200 million outstanding under the revolving credit facility. During the first quarter of 2011, we borrowed an additional $40 million under the revolving credit facility for short-term cash requirements, including the payment of fiscal 2011 incentive compensation, which we repaid by the end of the first quarter. We repaid a total of $60 million of borrowings outstanding under the credit facility in the second and third quarters of 2012 and had a remaining balance of $140.0 million outstanding as of June 30, 2012.
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

As of June 30, 2012, our leverage ratio was 0.55 to 1.00 and our fixed charge coverage ratio was 4.24 to 1.00. We were in compliance with all financial and operating covenants of the credit facility as of June 30, 2012.
For a description of additional terms and conditions of the credit facility, including limitations on our ability to undertake certain actions, see Note 12. Long Term Debt in the Notes to Consolidated Financial Statements of this Form 10-Q.
Share Repurchases
Our Board of Directors has periodically authorized us to repurchase shares of our common stock. We are currently authorized to repurchase up to $100 million worth of shares with cash from operations in the period October 1, 2011 through September 30, 2012. In the third quarter and first nine months of 2012, we repurchased 1.0 million shares at a cost of $20.0 million and 1.6 million at a cost of $35.0 million, respectively. In the third quarter and first nine months of 2011, we repurchased 1.8 million shares at a cost of $39.9 million. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued. Future repurchases of shares will reduce our cash balances.
Expectations for 2012
We believe that existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our working capital (including the year-to-date restructuring charges of $24.9 million million, $15.2 million of which was paid in the second and third quarters of 2012) and capital expenditure requirements through at least the next twelve months and to meet our known long-term capital requirements. Capital expenditures for the remainder of 2012 are currently anticipated to be approximately $7 million. In addition, we expect to generate sufficient cash flow from operations in the remainder of 2012 to repurchase $20 million worth of shares of our common stock and to repay an additional $10 million of the amount outstanding under our revolving credit facility.
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
At June 30, 2012, we had cash and cash equivalents of $82.9 million in Europe, $50.7 million in the United States, $61.8 million in the Pacific Rim (including India), $26.3 million in Japan and $16.4 million in other non-U.S. countries. As of June 30, 2012 and September 30, 2011, we had an outstanding intercompany loan receivable of $294.4 million and $334.5 million, respectively, owed to the U.S. from our top tier foreign subsidiary, primarily resulting from legal entity reorganizations completed in 2010 and 2011 in support of tax and cash planning. This amount can be repaid with cash generated by our foreign subsidiaries and repatriated to the U.S. without future tax cost.

Critical Accounting Policies and Estimates
The financial information included in Item 1 reflects no material changes in our critical accounting policies and estimates as set forth under the heading Critical Accounting Policies and Estimates in Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2011 Annual Report on Form 10-K. Other than described below, we did not make any changes to these policies or to these estimates during the quarter ended June 30, 2012.
As of June 30, 2012 and September 30, 2011, goodwill and acquired intangible assets in the aggregate attributable to our software products reportable segment was $771.4 million and $806.0 million, respectively, and attributable to our services reportable segment was $28.4 million and $29.4 million, respectively. We test goodwill for impairment in the third quarter of our fiscal year, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting segment below its carrying value. Acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.
Our goodwill impairment assessment was based on the new guidance prescribed in ASU 2011-8 as described in Note 1. Basis of Presentation in the Notes to Consolidated Financial Statements of this Form 10-Q. On July 2, 2011, the estimated fair value of each reporting unit was approximately double its carrying value or higher. Because our fair value was well in excess of our carrying value on that date and there are no other indicators that our goodwill has become impaired since that date, we elected to perform a qualitative assessment to test each reporting unit’s goodwill for impairment. Based on our qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be greater than its carrying amount no additional testing will be performed. If we determine that the fair value of a reporting unit is more likely than not to be less than its carrying amount, the two step impairment test will be performed. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.
We completed our goodwill annual impairment review as of June 30, 2012 based on a qualitative assessment. Our qualitative assessment included company specific (financial performance and long-range plans), industry, and macroeconomic factors, as well as a sensitivity analysis of key model assumptions. Based on our qualitative assessment, we believe it is more-likely-than-not that the fair value of our reporting units exceed their carrying values and no further impairment testing is required.

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
We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2012.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below shows the shares of our common stock we repurchased in the third quarter of 2012.
ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - April 28, 2012	—	—	—	$85,017,146(2)
April 29 - May 26, 2012	899,414	$20.31	899,414	$66,752,128(2)
May 27 - June 30, 2012	83,208	$20.50	83,208	$65,046,626(2)

Total	982,622	$20.32	982,622	$65,046,626(2)

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

101
The following materials from Parametric Technology Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and September 30, 2011; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2012 and July 2, 2011; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2012 and July 2, 2011; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2012 and July 2, 2011; and (v) Notes to Condensed Consolidated Financial Statements.

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

Date: July 30, 2012