Form 10-K
period 2012-09-30
PARAMETRIC TECHNOLOGY CORP
filed 2012-11-16
CIK 857005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: September 30, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES  ☐    NO  ☑
The aggregate market value of our voting stock held by non-affiliates was approximately $3,305,095,663 on March 31, 2012 based on the last reported sale price of our common stock on the Nasdaq Global Select Market on March 30, 2012. There were 119,486,980 shares of our common stock outstanding on that day and 119,586,083 shares of our common stock outstanding on November 12, 2012.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement in connection with the 2013 Annual Meeting of Stockholders (2013 Proxy Statement) are incorporated by reference into Part III.

1

PARAMETRIC TECHNOLOGY CORPORATION
ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR 2012

2

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
Overview
Parametric Technology Corporation (PTC) develops software solutions and delivers related services that help companies design products, manage product information and improve their product development and services processes. Our software solutions help customers increase innovation, improve product quality, decrease time to market, reduce product development costs, and optimize their supply chains and the delivery of after-market services.
We offer solutions in the following markets:

•	the product lifecycle management (PLM) market (product data management, collaboration and related solutions),

•	the CAD market (computer-aided design, manufacturing and engineering (CAD, CAM and CAE) solutions),

•	the application lifecycle management (ALM) market (coordination and management of all aspects of global software development),

•	the supply chain management (SCM) market (management and optimization of the supply chain), and

•	the service lifecycle management (SLM) market (delivery and capture of product intelligence at the point of service).
Our software solutions provide our customers with a product development and services delivery system that enables them to create and control digital product content, automate and collaborate with others in the product development process, configure products and product content, and communicate product information to people and systems across the extended enterprise, design and supply chains and at the point of after-market services delivery.
We acquired Servigistics, Inc. in October 2012 to expand our offerings in the SLM market. Servigistics developed and sold an innovative suite of SLM solutions that supplements PTC's existing SLM solutions to provide our customers with a broad technological solution to transform their service strategies and operations.
We generate revenue through the sale of:

•	software licenses,

•	maintenance services, which include technical support and software updates, and

•	consulting and training services, which include implementation services for our software.
The markets we serve present different growth opportunities for us. We believe the markets for PLM, ALM, SCM and SLM solutions present the greatest opportunities for revenue growth and that revenue from these markets will constitute an increasingly greater proportion of our revenue over time. We believe that the market for our CAD solutions among small- and medium-size businesses also provides an opportunity for growth. Conversely, the market for our CAD solutions among large businesses is highly penetrated and presents a lower growth opportunity for us. However, we believe that our PTC Creo® product suite, version 2.0 of which was released in Spring 2012, has created an opportunity for us in this market.
Our solutions are complemented by our experienced services and technical support organizations which provide consulting, implementation and training support services to customers worldwide.
Our Principal Products and Services
We report our revenue by product groupings-Desktop and Enterprise-and by distribution channel-Direct and Indirect.
Enterprise revenue includes our PLM solutions (primarily PTC Windchill®, PTC Arbortext® enterprise products and PTC Creo ViewTM (formerly ProductView®)) and PTC Integrity™. Desktop revenue includes our CAD Solutions: PTC Creo, including

PTC Creo ParametricTM (formerly Pro/ENGINEER®) and PTC Creo Elements/Direct®(formerly CoCreate®), PTC Arbortext authoring products, and PTC Mathcad®. Direct revenue includes sales made primarily by our direct sales force to large businesses. Indirect revenue includes sales by our reseller channel, primarily to small- and medium-size businesses, as well as revenue from other accounts that we have classified as indirect.
Enterprise Solutions
Our Enterprise Solutions address common challenges that companies, particularly manufacturing companies, face in their product development and service processes. These include managing data over the life of the product, communication and collaboration with the extended enterprise, portfolio management, change management, regulatory compliance, technical and marketing documentation, heterogeneity of systems, and product service and maintenance requirements. Our principal Enterprise Solutions are described below.
PTC Windchill® solutions are a family of sophisticated, internet-based content and process management solutions for managing complex data and relationships, processes and publications, including:

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
PTC Arbortext® Enterprise Solutions enable our customers to manage complex information assets that enhance their customer support and service center information delivery processes. These solutions are optimized for managing XML-based structured content and 2D and 3D technical illustrations created using our PTC Arbortext authoring products. They support collaboration by geographically dispersed teams and manage critical processes such as configuration management and the release of multilingual and multichannel technical documentation. The solutions consist of a PTC Windchill-based content and configuration management system that manages the XML components, illustrations and related localized content components and a dynamic publishing server that produces output automatically in the format and language required by the user.
We are also developing a new generation of solutions that leverage PTC Arbortext capabilities for creating technical information. Targeted for the service lifecycle management (SLM) market, these solutions are designed to support the growing needs of service organizations within our core manufacturing customers by ensuring that updates in product development are reflected in real-time service and spare parts information throughout the product’s service lifecycle. These solutions will include capabilities for delivering service content based on previously released PTC Windchill and PTC Creo software. The solutions will also include capabilities for warranty management and product support processes, which will be based on the applications we acquired in the fourth quarter of 2011 with our acquisition of 4C Solutions, Inc.
PTC Creo View™ (formerly ProductView™) solutions enable enterprise-wide visualization, verification, annotation and automated comparison of a wide variety of product development data formats, including CAD (2D and 3D), ECAD, and documents. These solutions provide lightweight access to product designs and related data without requiring the original authoring tool.
PTC Integrity™ coordinates and manages all activities and artifacts associated with developing software-intensive products (including requirements, models, code and test) and with ensuring comprehensive lifecycle traceability. The addition of PTC Integrity to PTC’s PLM solutions is intended to reshape the way manufacturers integrate product hardware and software, and to enable them to improve product quality, accelerate time-to-market, and reduce risk and total service costs.
Desktop Solutions
Our Desktop Solutions include our integrated PTC Creo software suite (excluding PTC Creo View), our PTC Mathcad® engineering calculations software and our PTC Arbortext document authoring tools.
We launched the PTC Creo product suite in June 2011. PTC Creo was developed to remedy problems of usability, interoperability, assembly management and technology bias that were not being well addressed by mechanical CAD tools. Leveraging PTC's unique technology assets, PTC Creo is a scalable suite of interoperable, open, and easy-to-use product design applications that provide the right-size solution for each participant in the design process. PTC Creo offers upwards compatibility with other PTC products. In addition to the capabilities of PTC Creo Parametric (described below), the Creo suite includes standalone applications that deliver new capabilities for 2D and 3D CAD modeling, analysis and visualization. PTC Creo also enables data to be easily shared between teams both internally and externally.

Our principal PTC Creo products and our other principal Desktop Solutions are described below.
PTC Creo Parametric (formerly Pro/ENGINEER®) is a suite of three-dimensional product design solutions based on a parametric, feature-based solid modeler that enables changes made during the design process to be associatively updated throughout the design. Designers can use PTC Creo Parametric for detailed design (CAD), manufacturing/production (CAM), and simulation/analysis (CAE), as well as for exchanging CAD data with a multitude of sources and in varied standard formats. This allows them to create more innovative, differentiated and functional products quickly and easily. PTC Creo Parametric can improve product quality and reduce time to market by enabling users to evaluate multiple design alternatives and to share data with bi-directional associativity.
PTC Creo Elements/Direct (formerly CoCreate®) is a suite of explicit CAD and collaboration software that enables customers pursuing a lightweight and flexible design strategy to meet short design cycles. The explicit modeling approach of PTC Creo Elements/Direct enables product development teams to create and modify 3D product designs quickly. This fast and lightweight design approach gives designers flexibility to make changes to a product design late in the development process, and the ability to work with multi-source CAD data. PTC Creo Elements/Direct enables users to reduce design cycle time, improve workgroup collaboration through an integrated data management system and reduce product development costs.
PTC Mathcad ® is an engineering calculation software solution that combines a computational engine, accessed through conventional math notation, with a full-featured word processor and graphing tools. PTC Mathcad allows customers to develop and document the engineering calculations related to their designs and predict the behavior of a PTC Creo model, which can then be validated using our PTC Creo Parametric CAE solutions. This approach can help our customers speed time to market by significantly reducing the number of iterations necessary to complete a design. In addition, when combined with our PTC Windchill solutions, the valuable intellectual property captured in PTC Mathcad can be managed and shared securely with others for reuse and for regulatory compliance.
PTC Arbortext authoring products PTC Arbortext Editor™ and PTC Arbortext IsoDraw® are designed to help customers improve documentation accuracy, speed time to market, reduce translation requirements and lower publishing costs.
Maintenance Services
We offer maintenance support plans for our software products. Participating customers receive updates that we make generally available to our maintenance services customers, and also have direct access to our global technical support team of certified engineers for issue resolution. We also provide self-service support tools that allow our customers access to extensive technical support information.
Consulting and Training Services
We offer consulting, implementation and training services through our Global Services Organization, with nearly 1,500 professionals worldwide, as well as through third-party resellers and other strategic partners. Our services create value by helping customers improve product development performance through technology enabled process improvement.
Geographic and Segment Information
We have two reportable segments: Software Products, which includes license and related maintenance services revenue for all our products except training-related products, and Services, which includes consulting, implementation, training and computer-based training products, including related maintenance services. Financial information about our international and domestic operations, including by segment, may be found in Note N of “Notes to Consolidated Financial Statements” in this Annual Report, which information is incorporated herein by reference.
Research and Development
We invest heavily in research and development to improve the quality and expand the functionality of our products. Approximately one third of our employees are dedicated to research and development initiatives, conducted primarily in the United States, Israel and India.
Our research and development expenses were $215.0 million in 2012, $211.4 million in 2011 and $201.6 million in 2010. Additional information about our research and development expenditures may be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Costs and Expenses—Research and Development” of this Annual Report.
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
Competition
We compete in the product development market, including the product lifecycle management (PLM), application lifecycle management (ALM) and CAD (computer aided design, manufacturing and engineering) markets, the supply chain management (SCM) market and the service lifecycle management (SLM) market. We compete with a number of companies that offer solutions that address one or more specific functional areas covered by our solutions, including Dassault Systèmes SA and Siemens AG for traditional CAD solutions, PLM solutions, manufacturing planning solutions and visualization and digital mock-up solutions; Oracle Corporation and SAP AG for PLM solutions, SCM solutions and SLM solutions; and IBM Corporation and Hewlett-Packard Company for ALM solutions. We believe our PLM solutions are more specifically targeted toward the product development processes within manufacturing companies and offer broader and deeper functionality for those processes than ERP-based solutions. We also compete in the CAD market with design products such as Autodesk, Inc.'s Inventor, Siemens AG's Solid Edge and Dassault Systemes SA's SolidWorks for sales to smaller manufacturing customers.
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
Employees
As of September 30, 2012, we had 5,897 employees, including 1,938 in product development; 1,860 in customer support, training and consulting; 1,508 in sales and marketing; and 591 in general and administration and product distribution. Of these employees, 2,119 were located in the United States and 3,778 were located outside the United States.
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
The past four years have been characterized by weak global economic conditions, tight credit markets, reduced liquidity, and extreme volatility in many financial markets. We experienced a significant decline in revenue in 2009 in all geographic regions in which we operate as customers reduced or deferred purchases of our products and services. Although revenue increased year over year in each of 2010, 2011 and 2012, the economic environment remains uncertain. If the economic environment does not improve or deteriorates, our business may be unfavorably impacted.
We depend on sales within the discrete manufacturing market and our revenue is likely to decrease if manufacturing activity slows.
A large amount of our revenues are related to sales to customers in the discrete manufacturing sector. A decline in general economic or business conditions or a decline in spending in the manufacturing sector could cause customers to reduce or defer spending on our products, which would cause our revenue and earnings to decrease or to grow more slowly. We are seeing a decline in manufacturing activity in China and other geographic regions and corresponding decreases in spending by customers, which we expect will adversely affect our revenue until conditions improve.
We face significant competition, which may reduce our profits and limit or reduce our market share.
The market for product development solutions is rapidly changing and very competitive. This competition could result in price reductions for our products and services, reduced margins and loss of market share. Our primary competition comes from:

•	larger companies that offer PLM, SLM, SCM, CAD and/or ALM solutions;

•
larger, more well-known enterprise software providers who have extended, or may seek to extend, the functionality of their products to encompass PLM or who may develop and/or purchase PLM technology; and

•	other vendors of various CAD, PLM, SLM and SCM point solutions.
The CAD market is characterized by intense competition for customers. The nature of this market (which is relatively mature and whose growth has slowed) and the number and nature of the competitive products (which have increasingly similar functionality) make it difficult to gain new customers. Moreover, decreasing product differentiation and the training, data conversion and other startup costs associated with system replacement make it more difficult to dislodge incumbent design systems. Although we saw increased revenue from this market in 2011 following the introduction of our new suite of PTC Creo solutions in 2011 and renewed demand for CAD products which had been soft in 2009 and 2010, demand for PTC Creo may decline as customers complete purchases of PTC Creo sufficient for their operations.
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
We sell and deliver software and services, and maintain support operations, in a large number of countries, whose laws and practices differ from one another. North America accounted for 38%, Europe for 38% and Asia-Pacific for 24% of our revenue in 2012. Managing these geographically dispersed operations requires significant attention and resources to ensure compliance with laws. Accordingly, while we strive to maintain a comprehensive compliance program, we cannot guarantee that an employee, agent or business partner will not act in violation of our policies or U.S. or other applicable laws. Such violations can lead to civil and/or criminal prosecutions, substantial fines and the revocation of our rights to continue certain operations and also cause business and reputation loss. For example, we are currently investigating payments and expenses by certain business partners and employees in China that raise questions of compliance with laws, including the Foreign Corrupt Practices Act, and/or compliance with our business policies.
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
Because our Enterprise license solutions generally require more services to implement than our Desktop license solutions, and because Enterprise solutions represent an increasing percentage of our revenue, services revenue as a percent of total revenue may increase. Future projected improvements in our operating margin percent are predicated in part on our ability to improve consulting and training services margins through operating efficiencies. If our services revenue increases as a percentage of total revenue and/or if we are unable to improve our services margins, our overall operating margin may not increase to the levels we expect or may decrease, which could adversely impact our stock price.

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
A substantial portion of our revenue is derived from maintenance contracts. These contracts are generally renewed on an annual basis and typically have a high rate of customer renewal. In addition to the recurring revenue base associated with these contracts, a majority of customers purchasing new perpetual licenses also purchase related annual maintenance contracts. If the rate of renewal for these contracts, or the sale of new licenses, is adversely affected by economic or other factors, our maintenance revenue growth and profitability will be adversely affected.
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
II. Other Considerations
We have been investigating certain matters in China, which matters and related remedial actions could have an adverse effect on our business and our results.
We have been investigating payments and expenses by certain business partners and employees in China that raise questions of compliance with laws, including the Foreign Corrupt Practices Act, and/or compliance with our business policies. In connection with this matter, we have terminated certain employees and business partners in China, which may have an adverse impact on our level of sales in China until replacements for those employees and business partners are in place and productive. Revenue from China has historically represented 6% to 7% of our total revenue. We have voluntarily disclosed the results of our investigation and associated remedial actions to the United States Department of Justice and the Securities and Exchange Commission and are continuing to provide additional information as requested by those agencies with respect to this matter. Resolution of this matter could include fines or other sanctions but we are unable to estimate an amount, if any.

We are required to comply with certain financial and operating covenants under our credit facility and any failure to comply with those covenants could cause amounts borrowed under the facility to become immediately due and payable or prevent us from borrowing under the facility.
Our credit facility, which consists of a $150 million term loan and a $300 million revolving loan (with an accordion feature that allows us to borrow up to an additional $150 million if the existing or additional lenders agree), matures on August 16, 2017, at which time any amounts outstanding will be due and payable in full. As of September 30, 2012, we had $370 million outstanding under the credit facility, primarily related to our acquisition of MKS in the third quarter of 2011 and Servigistics in October 2012. We may wish to borrow additional amounts under the facility in the future to support our operations, including for strategic acquisitions.
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

We currently lease 118 offices used in operations in the United States and internationally, predominately as sales and/or support offices and for research and development work. Of our total of approximately 1,333,000 square feet of leased facilities used in operations, approximately 572,000 square feet are located in the U.S., including 329,000 square feet of our headquarters facility located in Needham, Massachusetts, and approximately 183,000 square feet are located in India, where a significant amount of our research and development is conducted. We believe that our facilities are adequate for our present and foreseeable needs.

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

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information with respect to the market for our common stock may be found in the section captioned “Selected Financial Data” in Item 6 below and is incorporated herein by reference.
On September 30, 2012, the close of our fiscal year, our common stock was held by 1,702 shareholders of record. As of November 12, 2012, our common stock was held by 1,685 shareholders of record.
We do not pay cash dividends on our common stock and we retain earnings for use in our business. Although we review our dividend policy periodically, we cannot assure you that our review will cause us to pay any dividends in the future. Further, our credit facility requires us to maintain specified leverage and fixed-charge ratios that limit the amount of dividends that we could pay.

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
Executive Overview
We achieved our non-GAAP earnings per share and non-GAAP operating margin targets for 2012 on lighter than expected revenue. Our 2012 non-GAAP earnings per share grew 20% to $1.51 per share and our non-GAAP operating margin was 19.6%, up 190 basis points year over year (up 210 basis points on a constant currency basis). Non-GAAP revenue was $1,258 million, up 8% year over year (up 10% on a constant currency basis). On an organic basis (excluding revenue for both 2011 and 2012 from our MKS and 4CS businesses acquired in the second half of 2011) revenue increased 3% (5% on a constant currency basis). Our 2012 GAAP earnings per share and operating margin results were affected by the recording of a valuation allowance against U.S. net deferred tax assets, which resulted in a non-cash income tax charge of $124 million, and restructuring charges of $25 million, resulting in a loss per share of $0.30 and operating margin of 10.2%, up 20 basis points year over year (up 50 basis points on a constant currency basis). GAAP revenue was $1,256 million, up 8% year over year (up 10% on a constant currency basis). Non-GAAP measures are reconciled to GAAP results under Results of Operations - Income and Margins; Earnings Per Share below.

Our revenue results were negatively impacted by uncertainty in the global economy and currency, particularly the Euro. We believe that global economic concerns have impacted customer purchasing decisions, causing customers to reduce the size of their purchases and/or to delay purchase decisions. License revenue was more adversely affected by this trend than were maintenance and service revenues. Total license revenue for 2012 was $348 million, an increase of 2% year over year (up 4% on a constant currency basis).  On an organic basis, total license revenue for 2012 was down 3% year-over-year (down 1% on a constant currency basis).

Our maintenance and services businesses performed well in 2012, despite the lower than anticipated license revenue. We have more than 1.7 million software seats under maintenance as of the end of 2012, up 13% from the end of 2011, and our services business improved its profitability. Throughout 2012 we remained committed to meeting our earnings targets through diligent headcount and expense management. We ended 2012 with 5,897 employees, a 4% decline from the end of 2011, due primarily to headcount reductions associated with restructuring actions completed in the second and third quarters of 2012 and the completion of our integration of our MKS and 4CS acquisitions. Our operating margin and earnings per share improvements were partially offset by the impact of changes in foreign currency exchange rates, which unfavorably impacted 2012 non-GAAP and GAAP operating margin by approximately $7 million and $6 million, respectively.

We ended 2012 with $490 million of cash and $370 million of debt, up from $168 million of cash and $200 million of debt at September 30, 2011, reflecting $230 million in proceeds drawn from our credit facility to finance the Servigistics acquisition, which we completed on October 2, 2012. Operating cash flows were $218 million in 2012 and we used $35 million to repurchase shares of our common stock in 2012.

Future Expectations, Strategies and Risks

For 2013, our goal is to achieve revenue growth of 8% to 10% (which includes revenue from Servigistics) including license revenue growth of 6% to 9%, maintenance revenue growth of approximately 7%, and consulting and training service revenue growth of 12% to 15%, and non-GAAP operating margin expansion of 200 basis points, from 19.6% in 2012 to approximately 21.5% in 2013 (expansion of GAAP operating margins from 10.2% in 2012 to approximately 12% in 2013). If foreign currency exchange rates relative to the U.S. dollar differ significantly from our current assumed rates or if economic conditions deteriorate, our results could differ materially from our plans. Our current plan assumes a $1.30 USD to Euro rate.

We expect to record a restructuring charge of approximately $16 million in the first quarter of 2013, primarily for severance and related costs associated with approximately 170 employees notified of termination during the first quarter (representing approximately 3% of our total workforce, which total workforce includes approximately 400 employees from Servigistics).  We expect this restructuring will reduce our costs by approximately $5 million per quarter in 2013. While we expect the restructuring to be implemented in the first quarter of 2013, the full impact of the expense reductions will not be realized until the second quarter of 2013. Estimated cost savings of this restructuring are included in the 2013 financial targets above.

Also, our results have been impacted, and we expect will continue to be impacted, by the presence or absence of large transactions. The amount of revenue, particularly license revenue, attributable to large transactions, and the number of such transactions, may vary significantly from quarter to quarter based on customer purchasing decisions and macroeconomic conditions. Our growth rates have become increasingly dependent on adoption of our Enterprise solutions among large direct customers. Such transactions tend to be larger in size and may have long lead times as they often follow a lengthy product selection and evaluation process. This may cause volatility in our results.
Impact of an Investigation in China
We have been investigating payments and expenses by certain business partners and employees in China that raise questions of compliance with laws, including the Foreign Corrupt Practices Act, and/or compliance with our business policies. In connection with this matter, we have terminated certain employees and business partners in China, which may have an adverse impact on our level of sales in China until replacements for those employees and business partners are in place and productive. Revenue from China has historically represented 6% to 7% of our total revenue. We have voluntarily disclosed the results of our investigation and associated remedial actions to the United States Department of Justice and the Securities and Exchange Commission and are continuing to provide additional information as requested by those agencies with respect to this matter. Resolution of this matter could include fines or other sanctions but we are unable to estimate an amount, if any.
Revenue, Operating Margin, Earnings per Share and Cash Flow
The following table shows the financial measures that we consider the most significant indicators of the performance of our business. In addition to providing operating income, operating margin, and diluted earnings per share as calculated under generally accepted accounting principles (“GAAP”), it shows non-GAAP operating income, operating margin, and diluted earnings per share for the reported periods. These non-GAAP measures exclude a fair value adjustment related to acquired deferred maintenance revenue, stock-based compensation expense, amortization of acquired intangible assets expense, acquisition-related charges, restructuring charges, one-time gains or charges included in non-operating other income (expense) and the related tax effects of the preceding items, as well as the tax items identified. Excluding those expenses and items provides investors another view of our operating results that is aligned with management budgets and with performance criteria in our incentive compensation plans. Management uses, and investors should use, non-GAAP measures in conjunction with our GAAP results. We discuss the non-GAAP measures in detail under Results of Operations - Income and Margins; Earnings per Share below.

	2012	2011	Percent Change 2011 to 2012		2010	Percent Change 2010 to 2011
			Actual	Constant Currency		Actual	Constant Currency
	(Dollar amounts in millions, except per share data)
License revenue	$348.4	$342.1	2%	4%	$296.0	16%	12%
Consulting and training service revenue	295.3	267.1	11%	13%	217.6	23%	19%
Maintenance revenue	612.0	557.7	10%	12%	496.4	12%	9%
Total revenue	1,255.7	1,166.9	8%	10%	1,010.0	16%	12%
Total costs and expenses (1)	1,127.6	1,049.8	7%	9%	935.2	12%	10%
Operating income (1)	$128.1	$117.1	9%	15%	$74.8	57%	35%
Non-GAAP operating income (1)	$246.8	$206.6	20%	23%	$157.7	31%	21%
Operating margin (1)	10.2%	10.0%			7.4%
Non-GAAP operating margin (1)	19.6%	17.7%			15.6%
GAAP diluted earnings(loss) per share (2)	$(0.30)	$0.71			$0.20
Non-GAAP diluted earnings per share (2)	$1.51	$1.26			$1.00
Cash flow from operations (3)	$218.0	$78.7			$156.6

(1)
Costs and expenses in 2012 included $24.9 million of restructuring charges and $3.8 million of acquisition-related costs compared to $7.8 million of acquisition-related costs in 2011. These restructuring and acquisition-related costs have been excluded from non-GAAP operating income. In the first quarter of 2011, we entered into a strategic contract with an automotive customer for which we expected costs to exceed revenue by approximately $5 million. This loss was recorded in the first quarter of 2011 and resulted in a decrease in GAAP and non-GAAP operating income of approximately $5 million in 2011 compared to both 2012 and 2010.

(2)
The GAAP loss per share in 2012 includes a non-cash net tax charge of $124.5 million recorded in the fourth quarter to establish a valuation allowance against our U.S. net deferred tax assets; and the following additional items: $5.4 million, net primarily related to foreign tax credits which would be fully realized on a non-GAAP basis; $3.3 million primarily related to acquired legal entity integration activities; and $1.4 million related to the impact from a reduction in the statutory tax rate in Japan on deferred tax assets from a litigation settlement. GAAP earnings per share in 2011 includes foreign currency losses of $4.4 million related to our acquisition of MKS; $0.7 million of foreign currency losses related to a litigation settlement; and a one-time non-cash tax provision of $1.9 million in connection with a legal entity reorganization. GAAP earnings per share in 2010 includes a gain of $9.0 million resulting from a litigation settlement and a one-time non-cash tax provision of $43.4 million in connection with a legal entity reorganization. The items above have been excluded from non-GAAP diluted earnings per share for each respective period.

(3)	In the first quarter of 2011, we used $48 million, net, of cash in connection with the resolution of a litigation matter.

2012 compared to 2011

Revenue in 2012 grew 8% (10% on a constant currency basis) and license revenue grew 2% (4% on a constant currency basis) compared to 2011. On an organic basis, excluding the 2012 and 2011 revenue from our 2011 MKS and 4CS acquisitions, our total revenue grew 3% (5% on a constant currency basis) and our license revenue declined 3% in 2012 compared to 2011. For 2012, our large deal activity (license and consulting and training service revenue of more than $1 million recognized from a single customer in a quarter) was approximately flat year over year with a lower mix of license revenue in 2012, which we attribute to the uncertain economy and unfavorable currency movements in 2012 as compared to 2011. Our Enterprise maintenance and consulting services business continued to be strong on both a reported and organic basis.

Our Desktop license revenue and Desktop total revenue declined 10% and 3%, respectively, in 2012 compared to 2011, attributable to a decrease in the dollar amount of large deals with direct customers. Our Desktop license revenue in 2011 benefited from our launch of PTC Creo and renewed demand for CAD products which had been soft in 2009 and 2010. Our Enterprise license revenue and Enterprise total revenue grew 17% and 20%, respectively, in 2012 compared to 2011. Excluding the impact of MKS and 4CS, Enterprise license revenue was up 7% and Enterprise total revenue was up 10%. In the small- and medium-size business market, we saw continued demand, with indirect license revenue and indirect total revenue both up 8% in 2012 compared to 2011.

Costs and expenses in 2012, compared to 2011, were impacted by a number of factors, including the impact of foreign currency, the full year impact of our MKS and 4CS acquisitions acquired in the second half of 2011, restructuring charges, investments in our direct sales force, and a company-wide merit pay increase. These items are described in more detail in Costs and Expenses below.

Our GAAP and non-GAAP operating income increased in 2012 compared to 2011 primarily due to increased revenue and operating scale improvements, particularly in our services business margins and in research and development. During 2012, we also made investments in our sales capacity to capitalize on long-term growth opportunities. While non-GAAP operating income increased significantly in 2012 compared to 2011, GAAP operating income improvements were partially offset by restructuring charges recorded in 2012. GAAP earnings per share was a loss of $0.30 in 2012 compared to earnings of $0.71 in 2011 due primarily to the recording of a valuation allowance against U.S. net deferred tax assets, which resulted in a non-cash income tax charge of $124.5 million, and restructuring charges of $25 million. Non-GAAP diluted earnings per share grew 20% to $1.51 in 2012 compared to 2011 due primarily to operating improvements.

Cash flow from operating activities was $218.0 million in 2012, compared with $78.7 million in 2011. The increase in cash provided by operating activities in 2012 compared to 2011 was due primarily to the resolution of a litigation matter in 2011, which reduced our cash balance by approximately $48 million in the first quarter of 2011, increased profitability in 2012, and the timing of cash collections on accounts receivable in 2012. Accounts receivable was $217.4 million and $230.2 million at September 30, 2012 and 2011, respectively.
2011 compared to 2010
Revenue in 2011 grew 16% (12% on a constant currency basis) compared to 2010. Excluding the impact of acquisitions, total revenue was $1,140.1 million, up 13%, and license revenue was $331.7 million, up 12% over 2010. We had growth in all lines of business, reflecting increased demand for our products and services. Enterprise maintenance and consulting services revenue increased in 2011 following a strong Enterprise license revenue year in 2010. Additionally, the launch of PTC Creo and renewed demand after depressed spending in 2009 and 2010 positively impacted Desktop license revenue and maintenance revenue as customers expanded their adoption and renewed seats under maintenance, and new customers, particularly in the small- and medium-size business space, purchased PTC Creo.
During 2011, we saw a year-over-year increase in the amount of revenue from customers for which license and/or consulting and training revenue exceeded $1 million in a quarter. License and/or consulting and training service revenue of $1 million or more recognized from individual customers in a quarter during 2011 totaled $270.3 million compared with $208.5 million in 2010.
Our Desktop license revenue and Desktop total revenue grew 33% and 15%, respectively, in 2011 compared to 2010, attributable to an increase in the amount of large deals with direct customers. Our Enterprise license revenue was down slightly year over year (following 73% growth from 2009 to 2010), while total Enterprise revenue grew 16% in 2011 compared to 2010. Excluding the impact of MKS and 4CS, Enterprise license revenue was down 7% year over year and total Enterprise revenue was up 10% compared to 2010. Enterprise results reflected year over year declines in license revenue in the first half of 2011 and improvement during the second half of fiscal 2011, with fourth quarter year over year license revenue growth of 30% (11% when excluding the impact of acquisitions). In the small- and medium-size business market, indirect license revenue and total indirect revenue were up 23% and 12%, respectively, in 2011 compared to 2010.
Costs and expenses in 2011 increased 12%, compared to 2010, and were impacted by a number of factors, including higher cost of service in support of services revenue growth, investments in our direct sales force, incremental headcount, costs from acquisitions, and a company-wide merit pay increase. These items are described in more detail in Costs and Expenses below.
Our GAAP and non-GAAP operating income increased in 2011 compared to 2010 primarily due to increased revenue and operating scale improvements, particularly in research and development. During 2011, we also made measured investments in sales capacity to capitalize on long-term growth opportunities. While operating income increased significantly in 2011 compared to 2010, GAAP diluted earnings per share increased 248% in 2011 compared to 2010 due to a significantly higher income tax rate in 2010 and improved profitability. Our tax rate was 18% in 2011 compared with 70% in 2010, due in part to the tax items described in footnote 2 in the table above. Non-GAAP diluted earnings per share grew 26% in 2011 compared to 2010.

Cash flow from operating activities was $78.7 million in 2011, compared with $156.6 million in 2010. The decrease in cash provided by operating activities was primarily due to the resolution of a litigation matter, which reduced our cash balance by approximately $48 million in the first quarter of 2011, and the timing of cash collections on accounts receivable. Accounts receivable was $230.2 million and $169.3 million at September 30, 2011 and 2010, respectively. This increase in accounts receivable was due primarily to revenue in the fourth quarter of 2011 being $71.4 million higher than the fourth quarter of 2010.
Results of Operations
Acquisitions
We acquired MKS, a global application lifecycle management (ALM) technology leader, on May 31, 2011. We acquired 4C Solutions, Inc. (4CS), a developer of warranty management and service lifecycle management (SLM) software in September 2011.
The results of operations of these businesses have been included in PTC’s consolidated financial statements beginning on their respective acquisition dates. These acquisitions added $81.5 million to our 2012 revenue ($84.0 million on a non-GAAP basis) compared to $26.8 million to our 2011 revenue ($29.4 million on a non-GAAP basis). MKS and 4CS revenue is classified as “Enterprise” revenue.
Impact of Foreign Currency Exchange on Results of Operations
Approximately two thirds of our revenue and half of our expenses are transacted in currencies other than the U.S. dollar. Currency translation affects our reported results because we report our results of operations in U.S. Dollars. Changes in currency exchange rates in 2012 compared to 2011, particularly for the Euro, reduced both revenue and expenses. Conversely, in 2011 and 2010, our revenue and expenses increased as a result of changes in currency rates. If actual reported results were converted into U.S. dollars based on the corresponding prior year’s foreign currency exchange rates, 2012 revenue and expenses would have been higher by $25.2 million and $19.2 million, respectively, 2011 and 2010 revenue would have been lower by $36.8 million and $15.5 million, respectively, and 2011 and 2010 expenses would have been lower by $21.0 million and $11.5 million, respectively. The net impact on year-over-year results would have been an increase in operating income of $6.0 million in 2012 and a decrease in operating income of $15.8 million and $4.0 million in 2011 and 2010, respectively. The results of operations, revenue by line of business and revenue by geographic region in the tables that follow present both actual percentage changes year over year and percentage changes on a constant currency basis.
Revenue
Our revenue consists of software license revenue and service revenue. Service revenue includes software maintenance revenue (from providing our customers software updates and technical support) as well as consulting and training revenue (including implementation services).
Desktop revenue includes our CAD Solutions: PTC Creo Parametric, PTC Creo Elements/Direct, PTC Arbortext authoring products and PTC Mathcad. Enterprise revenue includes our PLM solutions: PTC Windchill, PTC Arbortext enterprise products, PTC Creo View, and PTC Integrity.
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

Revenue by Product Group and Distribution Channel

	Desktop Year Ended September 30,					Enterprise Year Ended September 30,					Total Revenue Year Ended September 30,
	2012	Percent Change	2011	Percent Change	2010	2012	Percent Change	2011	Percent Change	2010	2012	Percent Change	2011	Percent Change	2010
Direct
License revenue	$98.2	(16)%	$117.3	44%	$81.6	$152.1	14%	$133.9	(5)%	$140.5	$250.3	—%	$251.2	13%	$222.1
Service revenue:
Consulting and training service revenue	32.4	(15)%	38.1	25%	30.4	246.1	13%	217.2	25%	173.1	278.5	9%	255.2	25%	203.6
Maintenance revenue	215.3	1%	212.2	7%	197.7	174.1	29%	134.9	27%	106.1	389.4	12%	347.1	14%	303.8
Total service revenue	247.8	(1)%	250.3	10%	228.1	420.2	19%	352.0	26%	279.3	668.0	11%	602.3	19%	507.4
Total revenue	$345.9	(6)%	$367.5	19%	$309.7	$572.3	18%	$485.9	16%	$419.8	$918.3	8%	$853.5	17%	$729.4
Indirect
License revenue	$70.0	(1)%	$70.5	19%	$59.4	$28.1	38%	$20.4	40%	$14.6	$98.1	8%	$90.9	23%	$73.9
Service revenue:
Consulting and training service revenue	6.1	(4)%	6.4	6%	6.0	10.7	92%	5.6	(31)%	8.1	16.8	41%	11.9	(15)%	14.0
Maintenance revenue	185.0	2%	180.7	8%	167.3	37.5	25%	30.0	18%	25.4	222.5	6%	210.6	9%	192.6
Total service revenue	191.1	2%	187.0	8%	173.3	48.2	36%	35.5	6%	33.4	239.3	8%	222.5	8%	206.7
Total revenue	$261.1	1%	$257.6	11%	$232.6	$76.3	36%	$55.9	17%	$48.0	$337.4	8%	$313.5	12%	$280.6
Total Revenue
License revenue	$168.2	(10)%	$187.8	33%	$140.9	$180.2	17%	$154.3	—%	$155.1	$348.4	2%	$342.1	16%	$296.0
Service revenue:											—		—		—
Consulting and training service revenue	38.5	(13)%	44.4	22%	36.4	256.8	15%	222.7	23%	181.2	295.3	11%	267.2	23%	217.6
Maintenance revenue	400.4	2%	392.8	8%	364.9	211.6	28%	164.8	25%	131.5	611.9	10%	557.7	12%	496.4
Total service revenue	438.9	—%	437.3	9%	401.3	468.4	21%	387.6	24%	312.7	907.3	10%	824.8	16%	714.0
Total revenue	$607.0	(3)%	$625.1	15%	$542.3	$648.6	20%	$541.9	16%	$467.8	$1,255.7	8%	$1,166.9	16%	$1,010.0

Revenue by Line of Business

Revenue as a Percentage of Total Revenue	2012	2011	2010
License	28%	29%	29%
Consulting and training service	23%	23%	22%
Maintenance	49%	48%	49%
	100%	100%	100%

Year over Year Percentage Changes in Revenue	2012 compared to 2011		2011 compared to 2010
	As Reported	Constant Currency	As Reported	Constant Currency
License	2%	4%	16%	12%
Consulting and training service	11%	13%	23%	19%
Maintenance	10%	12%	12%	9%
Total	8%	10%	16%	12%
License Revenue
2012 compared to 2011
License revenue of $348.4 million in 2012 increased $6.3 million from 2011, primarily due to a $15.8 million increase in license revenue from our MKS and 4CS businesses acquired in the second half of 2011 ($26.2 million in 2012 and $10.4 million in 2011) partially offset by unfavorable currency movements. From a geographic standpoint, license revenue increases in the Pacific Rim of 22% ($14.0 million) and Japan of 5% ($1.4 million) were partially offset by a decrease in Europe of 7% ($8.4 million). Americas license revenue was flat in 2012 compared to 2011.

Enterprise license revenue (primarily PLM license sales), while negatively impacted by our performance in Europe, grew 17% ($25.9 million) in 2012 compared to 2011 due to the increased license revenue contribution from MKS and 4CS and sales of PTC Windchill, which were 19% ($18.3 million) higher. Desktop license revenue (primarily PTC Creo license sales) declined 10% in 2012 compared to 2011 due to a decline in PTC Creo license sales in 2012 after the strong year in 2011.

Changes in foreign currency exchange rates reduced license revenue by $6.5 million in 2012 compared to 2011.
2011 compared to 2010
The increase in overall license revenue in 2011 compared to 2010 was due primarily to growth in direct Desktop revenue from sales to our large commercial customers. Additionally, license revenue from small- and medium-size customers increased, with increases in both indirect Desktop and Enterprise license revenue. We attribute the increase in Desktop license sales to the launch of PTC Creo in 2011 and a rebound in demand for CAD products after reduced customer spending in 2009 and 2010, which resulted in orders from our existing customer base and an increase in sales to new customers in our reseller channel.
MKS, which was acquired in May 2011, contributed $10.4 million to Enterprise license revenue in 2011. Excluding MKS, Enterprise license revenue in 2011 was down 7% year over year, reflecting declines in the first half of 2011. We saw improvements in Enterprise license revenue in the second half of 2011, with year-over-year growth in the fourth quarter of 30% (11% when excluding the impact of acquisitions). Enterprise license revenue results reflected decreases in revenue from sales of PTC Windchill, which were 19% ($22.6 million) lower in 2011 compared to 2010. Some of this decline was due to the fact that 2010 was a particularly strong comparison period that included several large PTC Windchill transactions (with 73% growth in Enterprise license revenue in 2010 compared to 2009). In addition, we believe that one of the primary factors that adversely impacted the Enterprise license revenue performance in 2011 was that increased Desktop revenue opportunities occupied a greater proportion of our sales capacity, with a corresponding decrease in focus on Enterprise sales. As a result, we began expanding our sales capacity in the second half of 2011 to ensure sufficient capacity for a breadth of opportunities.
Foreign currency exchange rate movements increased license revenue by $11.4 million in 2011 compared to 2010.

Consulting and Training Revenue

Consulting and training services engagements typically result from sales of new licenses, particularly of our Enterprise solutions. Consulting revenue is primarily related to PTC Windchill implementations among our direct Enterprise customers. Training revenue typically represents about 15% of our total consulting and training services revenue.
2012 compared to 2011
Increased Enterprise license sales in 2012 had a favorable impact on services revenue. In 2012, compared to 2011, consulting revenue was up 11% ($24.9 million) and training revenue was up 9% ($3.3 million). MKS and 4CS contributed $18.1 million to Enterprise consulting and training service revenue in 2012 and $6.3 million in 2011. Excluding MKS and 4CS, consulting and training service revenue increased 6% ($16.4 million) in 2012 as compared to 2011.

Changes in foreign currency exchange rates reduced consulting and training services revenue by $6.8 million in 2012 compared to 2011.
2011 compared to 2010
Strong Enterprise license sales in 2010 had a favorable impact on services revenue in 2011. In 2011, compared to 2010, consulting revenue was up 23% ($42.9 million) and training revenue was up 23% ($6.6 million). In addition, MKS contributed $5.5 million to Enterprise consulting and training service revenue in 2011.
Foreign currency exchange rate movements increased consulting and training services revenue by $8.3 million in 2011 compared to 2010.
Maintenance Revenue
Maintenance revenue is comprised of revenue from renewals of licenses under maintenance and maintenance on new licenses.
2012 compared to 2011
We realized steady growth in maintenance revenue throughout 2012 and 2011. In 2012, compared to 2011, Desktop maintenance revenue was up 2% ($7.5 million) and Enterprise maintenance revenue was up 28% ($46.8 million). MKS and 4CS contributed $37.2 million to Enterprise maintenance revenue in 2012 and $10.2 million in 2011. Excluding MKS and 4CS, maintenance revenue increased 5% ($27.2 million) in 2012 as compared to 2011. PTC Creo and PTC Windchill seats under maintenance increased 3% and 18%, respectively, as of the end of 2012, compared to the end of 2011.

Changes in foreign currency exchange rates reduced maintenance revenue by $11.8 million in 2012 compared to 2011.
2011 compared to 2010
We saw steady growth in maintenance revenue in 2011, particularly in the second half of the year. Desktop maintenance revenue increased in 2011 as a result of an increase in spending after two years of depressed spending and the launch of PTC Creo in 2011. Enterprise maintenance revenue in 2011 benefited from strong Enterprise license sales in fiscal 2010 (Enterprise license revenue in fiscal 2010 was 73% ($65.2 million) higher than fiscal 2009). In addition, MKS contributed $10.0 million to Enterprise maintenance revenue in 2011. PTC Creo and PTC Windchill seats under maintenance increased 7% and 19%, respectively, as of the end of 2011, compared to the end 2010.
Foreign currency exchange rate movements increased maintenance revenue by $17.2 million in 2011 compared to 2010.
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
Direct
Our direct revenue typically comprises approximately 70% of our total revenue. To address market demand, we significantly expanded the number of sales personnel in the second half of 2011 and first half of 2012.

Indirect
Our resellers are focused primarily on selling our Desktop products, PTC Creo and PTC Mathcad, and PTC Windchill PDMLink®. Our indirect revenue typically comprises approximately 30% of our total revenue. Total indirect revenue grew 8% ($23.9 million) in 2012 compared to 2011 and 12% ($32.9 million) in 2011 compared to 2010. The indirect revenue growth in 2012 was primarily from our Enterprise products which grew 36% ($20.4 million). MKS and 4CS contributed $15.1 million and $2.7 million to indirect Enterprise revenue in 2012 and 2011, respectively. During this period we have seen an increase in the number of new customers served by our channel partners, with the revenue growth in 2011 primarily from our Desktop products, which grew 11% ($24.9 million).
Revenue from Individual Customers
We enter into customer contracts that may result in revenue being recognized over multiple reporting periods. Accordingly, revenue recognized in a current period may be attributable to contracts entered into during the current period or in prior periods. License and/or consulting and training service revenue of $1 million or more recognized from individual customers in a single quarter during the fiscal year from contracts entered into during that quarter and/or a prior quarter is shown in the table below. The amount of revenue, particularly license revenue, attributable to such large transactions, and the number of such transactions, may vary significantly from quarter to quarter based on customer purchasing decisions, the completion of large services engagements commenced in previous quarters and macroeconomic conditions. In the first quarter of 2012, we instituted changes to our internal customer reporting metrics. The historical information in the table below has been restated to conform to the current customer definitions.
Revenue from large customers in 2012 compared to 2011 reflects continued growth in Enterprise consulting projects, a slight decline in Enterprise license revenue, and a decline in Desktop license revenue resulting in a lower overall mix of license revenue. The license revenue portion of this metric, which typically comprises 50% to 60% of the total, was 44% in 2012 compared to 52% in 2011 and 58% in 2010. The 2012 decline in Desktop license revenue is due to a particularly strong comparison period in 2011 due in part to our launch of PTC Creo in 2011. Revenue from large customers in 2011 compared to 2010 reflects increased revenue from Desktop licenses (mainly PTC Creo) and Enterprise services, partially offset by lower sales of Enterprise licenses.

	Year ended September 30,
	2012	2011	2010
	(Dollar amounts in millions)
License and/or consulting and training service revenue of $1 million or more recognized from individual customers in a quarter	$274.3	$270.3	$208.5
% of total license and consulting and training service revenue	43%	44%	41%
Revenue by product group:
Desktop	$48.7	$66.9	$31.6
Enterprise	$225.6	$203.4	$176.9
Revenue by Geographic Region

	2012	Percent Change		2011	Percent Change		2010
		Actual	Constant Currency		Actual	Constant Currency
	(Dollar amounts in millions)
Revenue by region:
Americas	$479.9	12%	12%	$429.2	11%	11%	$385.9
Europe	$480.3	3%	9%	$466.5	20%	15%	$388.5
Pacific Rim	$160.8	9%	10%	$148.0	12%	9%	$131.6
Japan	$134.6	9%	6%	$123.2	18%	7%	$104.0

Revenue by region as a % of total revenue:

	2012	2011	2010
Americas	38%	37%	38%
Europe	38%	40%	39%
Pacific Rim	13%	13%	13%
Japan	11%	10%	10%
	100%	100%	100%
Americas
2012 compared to 2011
Revenue in the Americas increased $50.7 million in 2012 compared to 2011 consisting of a 14% ($28.3 million) increase in maintenance revenue and a 24% ($23.1 million) increase in consulting and training service revenue. License revenue was flat in 2012 compared to 2011 which reflected declines in the first nine months of 2012 offset by a relatively strong fourth quarter. MKS and 4CS contributed revenue of $43.7 million in 2012 compared to $13.1 million in 2011.
Our direct revenue increased 12% ($44.0 million) and our indirect revenue increased 10% ($6.7 million) in 2012 compared to 2011.
2011 compared to 2010
Revenue in the Americas increased $43.4 million in 2011 compared to 2010 consisting of a 5% ($6.4 million) increase in license revenue, a 22% ($17.3 million) increase in consulting and training service revenue and a 10% ($19.7 million) increase in maintenance revenue. The relatively low license revenue growth in 2011 was, in part, because the first half of 2010 included several particularly large PTC Windchill transactions. Our direct revenue increased 12% ($38.1 million) and our indirect revenue increased 8% ($5.3 million) in 2011 compared to 2010.
Europe
2012 compared to 2011
Revenue in Europe increased $13.8 million in 2012 compared to 2011 consisting of an increase in consulting and training service revenue of 6% ($6.4 million) and an increase in maintenance revenue of 7% ($15.8 million), partially offset by a decrease in license revenue of 7% ($8.4 million). Our license revenue results in Europe in 2012, particularly in the fourth quarter, reflected lower license sales to large customers which we attribute to global economic uncertainty and unfavorable currency movements. Total Desktop and Enterprise license revenue decreased 6% ($4.0 million) and 8% ($4.4 million), respectively, in 2012 compared to 2011. Our direct revenue increased 2% ($7.4 million) and our indirect revenue increased 4% ($6.4 million) in 2012 compared to 2011. MKS and 4CS contributed revenue of $23.5 million in 2012 compared to $9.7 million in 2011.
Changes in foreign currency exchange rates, particularly the Euro, reduced revenue in Europe by $27.1 million in 2012 as compared to 2011.
2011 compared to 2010
Revenue in Europe increased $78.0 million in 2011 compared to 2010 consisting of an increase in license revenue of 30% ($29.4 million), an increase in consulting and training service revenue of 24% ($21.2 million) and an increase in maintenance revenue of 13% ($27.4 million). The increase in license revenue reflected growth in license sales of Desktop products (primarily PTC Creo) to large customers. Total Desktop and Enterprise license revenue increased 57% ($26.1 million) and 7% ($3.4 million), respectively, in 2011 compared to 2010. Our direct revenue increased 25% ($63.4 million) and our indirect revenue increased 10% ($14.6 million) in 2011 compared to 2010.
Changes in foreign currency exchange rates, particularly the Euro, increased revenue in Europe by $20.8 million in 2011 as compared to 2010.
Pacific Rim
2012 compared to 2011
Revenue in the Pacific Rim increased $12.8 million in 2012 compared to 2011 consisting of a 22% ($13.9 million) increase in license revenue and an increase of 8% ($3.3 million) in maintenance revenue, partially offset by a decrease in consulting and training service revenue of 10% ($4.4 million). Revenue from China increased 2% in 2012 compared to 2011, and represented 6% to 7% of our total revenue in 2012, 2011 and 2010. Our direct revenue increased 5% ($4.7 million) and our indirect revenue increased 18% ($8.1 million) in 2012 compared to 2011. MKS and 4CS contributed revenue of $2.6 million in 2012 and $0.8 million in 2011.
Changes in foreign currency exchange rates reduced revenue in the Pacific Rim by $2.6 million in 2012 as compared to 2011.
2011 compared to 2010
Revenue in the Pacific Rim increased $16.4 million in 2011 compared to 2010 including a 19% ($6.8 million) increase in consulting and training service revenue and an increase of 22% ($7.7 million) in maintenance revenue. Revenue from China increased 10% in 2011 compared to 2010. Our direct revenue increased 8% ($7.8 million) and our indirect revenue increased 23% ($8.5 million) in 2011 compared to 2010.
Changes in foreign currency exchange rates increased revenue in the Pacific Rim by $4.2 million in 2011 as compared to 2010.
Japan
2012 compared to 2011
Revenue in Japan increased $11.5 million in 2012 compared to 2011 consisting of a 5% ($1.4 million) increase in license revenue, a 16% ($3.2 million) increase in consulting and training service revenue and a 9% ($6.9 million) increase in maintenance revenue. Our direct revenue increased 11% ($8.7 million) and our indirect revenue increased 6% ($2.7 million) in 2012 compared to 2011. Our MKS and 4CS acquisitions contributed revenue of $11.8 million in 2012 and $3.2 million in 2011.
Changes in the Yen to U.S. Dollar exchange rate increased revenue in Japan by $4.6 million in 2012 as compared to 2011.
2011 compared to 2010
Revenue in Japan increased $19.1 million in 2011 compared to 2010 consisting of a 42% ($8.4 million) increase in license revenue, a 27% ($4.2 million) increase in consulting and training service revenue and a 10% ($6.5 million) increase in maintenance revenue. Japan revenue in 2011 benefited from a large transaction in the second quarter. Our direct revenue increased 23% ($14.8 million) and our indirect revenue increased 11% ($4.4 million) in 2011 compared to 2010.
Changes in the Yen to U.S. Dollar exchange rate increased revenue in Japan by $11.7 million in 2011 as compared to 2010.
Gross Margin

	2012	Percent Change	2011	Percent Change	2010
	(Dollar amounts in millions)
Gross margin	$883.6	9%	$810.2	15%	$702.4
Non-GAAP gross margin	910.8	9%	835.9	15%	729.9
Gross margin as a % of total revenue	70%		69%		70%
Non-GAAP gross margin as a % of total non-GAAP revenue	72%		71%		72%

Gross margin in 2012 compared to 2011 reflected improvements in our consulting and training services margins. Consulting and training services revenue comprised approximately 23% of our total revenue in both 2012 and 2011 and 22% in 2010.
Costs and Expenses

	2012	Percent Change		2011	Percent Change		2010
	(Dollar amounts in millions)
Cost of license revenue	$30.6	6%		$28.8	(7)%		$31.0
Cost of service revenue	341.5	4%		328.0	19%		276.7
Sales and marketing	377.8	7%		353.0	11%		317.5
Research and development	215.0	2%		211.4	5%		201.6
General and administrative	117.5	7%		110.3	19%		92.9
Amortization of acquired intangible assets	20.3	11%		18.3	17%		15.6
Restructuring and other charges	24.9			—			—
Total costs and expenses	$1,127.6	7%	(1)	$1,049.8	12%	(1)	$935.3
Total headcount at end of period	5,897	(4)%		6,122	15%		5,317

(1)	On a consistent foreign currency basis from the prior period, total costs and expenses increased 9% from 2011 to 2012 and increased 10% from 2010 to 2011.
2012 compared to 2011
Costs and expenses in 2012 compared to 2011 increased primarily as a result of the following:

•	restructuring charges of $24.9 million primarily for severance and other related costs associated with the termination of 209 employees;

•	higher cost of service in support of services revenue growth;

•	investments in our direct sales force;

•	an increase of approximately 500 employees (as of March 31, 2012) in connection with our acquisitions of MKS on May 31, 2011 and 4CS on September 2, 2011; and

•
company-wide salary increases effective on February 1, 2012 and 2011 (both salary increases were approximately $11 million on an annualized basis), which resulted in an increase in salary expense across all functional organizations.

These cost increases were offset by lower acquisition-related costs (included in general and administrative), which were $3.8 million in 2012 compared to $7.8 million in 2011.
2011 compared to 2010
Costs and expenses in 2011 compared to 2010 increased primarily as a result of the following:

•	higher cost of service in support of services revenue growth;

•	investments in our direct sales force;

•	an increase of approximately 380 employees in connection with our acquisition of MKS on May 31, 2011 and approximately 200 employees in connection with our acquisition of 4CS on September 2, 2011;

•	a company-wide salary increase effective February 1, 2011 (approximately $11 million on an annualized basis), which resulted in an increase in salary expense across all functional organizations;

•	acquisition-related costs (included in general and administrative) primarily associated with our acquisition of MKS;

•	a contract loss of approximately $5 million recorded in the first quarter of 2011 related to estimated costs to be incurred in completing a services contract in excess of the corresponding revenue;

•	higher sales and marketing expenses associated with events, including our PTC Creo product launch; and

•	severance and related expenses of approximately $3.0 million associated with 60 employees terminated in the second quarter of 2011, primarily in research and development.
Cost of License Revenue

	2012	Percent Change	2011	Percent Change	2010
	(Dollar amounts in millions)
Cost of license revenue	$30.6	6%	$28.8	(7)%	$31.0
% of total revenue	2%		2%		3%
% of total license revenue	9%		8%		10%

Our cost of license revenue primarily consists of amortization of acquired purchased software intangible assets, fixed and variable costs associated with reproducing and distributing software and documentation and royalties paid to third parties for technology embedded in or licensed with our software products. Cost of license revenue as a percent of license revenue can vary depending on product mix sold, the effect of fixed and variable royalties, and the level of amortization of acquired software intangible assets. Amortization of acquired purchased software totaled $15.8 million, $15.4 million and $18.4 million in 2012, 2011 and 2010, respectively.
Cost of Service Revenue

	2012	Percent Change	2011	Percent Change	2010
	(Dollar amounts in millions)
Cost of service revenue	$341.5	4%	$328.0	19%	$276.7
% of total revenue	27%		28%		27%
% of total service revenue	38%		40%		39%
Service headcount at end of period	1,860	(5)%	1,957	30%	1,508
Our cost of service revenue includes costs associated with consulting, training and customer support personnel, such as salaries and related costs; third-party subcontractor fees; costs associated with the release of maintenance updates (including related royalty costs); and facility costs. Service margins can vary based on the product mix sold in the period. Margins on maintenance revenue are significantly higher than on consulting and training service revenue. Maintenance revenue comprised 67%, 68% and 70% of total service revenue in 2012, 2011 and 2010, respectively. Our services segment, which is primarily consulting and training services revenue but also includes revenue from our computer-based training products, achieved margins of 13%, 8% and 8% in 2012, 2011 and 2010, respectively (see Note N Segment Information in the “Notes to Consolidated Financial Statements” of this Annual Report for segment financial results).

In 2012, compared to 2011, total compensation, benefit costs and travel expenses were 9% ($18.4 million) higher primarily due to higher average headcount year over year and the impact of annual salary increases. Cost of service headcount increased at the end of 2011 by approximately 450 employees compared to the year-ago period including approximately 210 employees added from MKS and 4CS in the second half of 2011. In the second half of 2012, total headcount, and the corresponding compensation, benefit costs and travel expenses, decreased as a result of restructuring actions in the second and third quarters which resulted in employee terminations. The cost of third-party consulting services was $5.6 million lower in 2012 compared to 2011. The decrease in the use of third-party consultants is a result of growing internal capacity and improved utilization and the implementation of our strategy to have our strategic services partners perform services for customers directly, all of which have contributed to improving services margins.
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
Sales and Marketing

	2012	Percent Change	2011	Percent Change	2010
	(Dollar amounts in millions)
Sales and marketing expenses	$377.8	7%	$353.0	11%	$317.5
% of total revenue	30%		30%		31%
Sales and marketing headcount at end of period	1,508	—%	1,508	12%	1,347
Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. Our compensation, benefit costs and travel expenses were higher by an aggregate of 7% ($21.3 million) in 2012 compared to 2011 due to higher average headcount during the year as a result of acquisitions and investments we have made in our direct sales force in support of revenue growth opportunities, as well as the impact of merit pay increases. Additionally, sales and marketing expenses were higher by $2.8 million in 2012, compared to 2011 as a result of investments we are making in sales technology infrastructure. Sales meeting and marketing event expenses were lower by approximately $1.4 million in 2012 compared to 2011 primarily due to the PTC Creo product launch in the first quarter of 2011.
Our compensation, benefit costs and travel expenses were higher by an aggregate of 12% ($29.5 million) in 2011 compared to 2010. The sales and marketing headcount at the end of 2011 included approximately 80 employees from MKS. Additionally, costs associated with sales meetings and marketing events were higher by approximately $3.4 million in 2011 compared to 2010, primarily due to the fact that the 2011 expense included the PTC Creo product launch and higher costs related to our fiscal 2011 sales kick-off meeting and worldwide PTC user conferences.

Research and Development

	2012	Percent Change	2011	Percent Change	2010
	(Dollar amounts in millions)
Research and development expenses	$215.0	2%	$211.4	5%	$201.6
% of total revenue	17%		18%		20%
Research and development headcount at end of period	1,938	(6)%	2,060	8%	1,914
Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Major research and development activities include developing new releases of our software. Total compensation, benefit costs and travel expenses were higher in 2012 compared to 2011 by an aggregate of 4% ($6.6 million) due primarily to the impact of annual salary increases. Total compensation, benefit costs and travel expenses were higher in 2011 compared to 2010 by an aggregate of 6% ($9.7 million), including approximately $2.2 million of severance and related costs incurred in the second quarter of 2011 resulting from a shifting of resources to support our long-term market opportunity in the Automotive vertical. The research and development headcount at the end of 2011 included approximately 120 employees from MKS and 130 employees from 4CS.
General and Administrative

	2012	Percent Change	2011	Percent Change	2010
	(Dollar amounts in millions)
General and administrative	$117.5	7%	$110.3	19%	$92.9
% of total revenue	9%		9%		9%
General and administrative headcount at end of period	578	(1)%	585	9%	535
Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources, legal and administrative functions, as well as acquisition-related charges, bad debt expense and outside professional services, including accounting and legal fees. Acquisition-related costs include direct costs of acquisitions and expenses related to acquisition integration activities, including transaction fees, due diligence costs, retention bonuses and severance, and professional fees including legal and accounting costs related to the acquisition. Acquisition-related costs were $3.8 million in 2012 compared to $7.8 million in 2011. Total compensation, benefit costs and travel costs were higher in 2012 by 8% ($6.2 million) due to higher headcount for the first six months of 2012 resulting from the acquisitions of MKS and 4CS (which headcount was partially reduced when the integration of these businesses was subsequently completed), the impact of annual salary increases and higher stock-based compensation. Stock-based compensation was $2.1 million higher in 2012, compared to 2011. Additionally, costs for outside professional services were higher by $2.6 million in 2012, compared to 2011.
Compared to 2010, the increase in general and administrative expenses in 2011 was attributable to $7.8 million of acquisition-related costs, primarily associated with our acquisition of MKS, and total compensation, benefit costs and travel costs which were higher by 8% ($6.0 million). The general and administrative headcount at the end of 2011 included approximately 30 employees from MKS.
Amortization of Acquired Intangible Assets

	2012	Percent Change	2011	Percent Change	2010
	(Dollar amounts in millions)
Amortization of acquired intangible assets	$20.3	11%	$18.3	17%	$15.6
% of total revenue	2%		2%		2%
The amortization of acquired intangible assets reflects the amortization of acquired non-product related intangible assets, primarily customer and trademark-related intangible assets, recorded in connection with completed acquisitions. The increase in 2012 and 2011 compared to the previous periods was due primarily to amortization related to our acquisition of MKS.
Restructuring Charges

	2012	2011	2010
	(Dollar amounts in millions)
Restructuring charges	$24.9	$—	$—
% of total revenue	2%	—%	—%

As part of our strategy to reduce costs and to realign our business, in the second and third quarters of 2012, we implemented a restructuring of our business and recorded restructuring charges of $24.9 million, primarily for severance and related costs associated with 209 employees (representing approximately 3% of our workforce) notified of termination during that period. We expect that these reductions will result in operating expense savings of approximately $6 million per quarter. We realized approximately $13 million of operating expense savings from these reductions in 2012.
In 2012, 2011 and 2010, we made cash payments related to restructuring and other charges (including payments relating to restructuring and other charges recorded in 2009 and prior periods) of $20.9 million, $0.5 million and $14.5 million respectively. At September 30, 2012, accrued expenses for unpaid restructuring charges totaled $4.5 million which we expect to pay within the next six months.
Non-Operating Income (Expense)

	2012	2011	2010
	(Dollar amounts in millions)
Foreign currency net losses	$(5.9)	$(12.3)	$(2.9)
Gain on litigation resolution	—	—	9.0
Interest income	2.9	3.8	3.0
Interest expense	(4.7)	(3.3)	(1.5)
Other (expense) income, net	0.3	(0.8)	(0.2)
	$(7.4)	$(12.6)	$7.4
Foreign Currency Net Losses
Foreign currency net losses include costs of hedging contracts, certain realized and unrealized foreign currency transaction gains or losses, and foreign exchange gains or losses resulting from the required period-end currency remeasurement of the assets and liabilities of our subsidiaries that use the U.S. dollar as their functional currency. Because a large portion of our revenue and expenses is transacted in foreign currencies, we engage in hedging transactions involving the use of foreign currency forward contracts to reduce our exposure to fluctuations in foreign exchange rates. Foreign currency losses in 2011 included $4.4 million related to our acquisition of MKS and the related settlement of forward contracts to purchase CDN$292 million and $0.7 million from a litigation settlement in Japan. Foreign currency losses in 2012 included $0.8 million related to MKS legal entity mergers.
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

Interest Income
Interest income represents earnings on the investment of our available cash balances. The decrease in interest income in 2012 compared to 2011 was due primarily to lower interest rates. The increase in interest income in 2011 compared to 2010 was primarily due to higher interest rates, resulting in more interest earned on cash balances.
Interest Expense
Interest expense is primarily related to interest on borrowings under our credit facility. The increase in interest expense in 2012 compared to 2011 is primarily due to higher amounts outstanding under our credit facility. We borrowed $250 million in May 2011 in connection with our acquisition of MKS and repaid $50 million of such amount in 2011 and $60 million in 2012. As of September 30, 2012, we had $370 million outstanding under our credit facility including $230 million in proceeds drawn from our credit facility in the fourth quarter of 2012 to finance the Servigistics acquisition (which closed on October 2, 2012), compared to $200 million outstanding at September 30, 2011.
The increase in interest expense in 2011 compared to 2010 is due to higher average amounts outstanding and higher interest rates.
The average interest rate on amounts outstanding under the credit facility was 1.8% in 2012, 2.1% in 2011 and 1.6% in 2010.
Income Taxes
Our effective income tax rate has fluctuated significantly in each of the past three years. In 2012 this was the result of establishing a valuation allowance on deferred tax assets in the U.S. In 2010 this was due primarily to the impact of discrete events, described further below, which created a one-time income tax provision in 2010.

	Year ended September 30,
	2012	2011	2010
	(in millions)
Pre-tax income	$120.7	$104.5	$82.1
Tax provision	156.1	19.1	57.8
Effective income tax rate	129%	18%	70%
In 2012, our effective tax rate was higher than the 35% statutory federal income tax rate due primarily to the recording of a $124.5 million charge to the income tax provision related to the establishment of a valuation allowance on U.S. net deferred tax assets as described below. This increase was offset in part as a result of our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate. Our 2012 provision included a non-cash charge of $4.2 million related to the restructuring of our Canadian operations that resulted in a change in the tax status of the foreign legal entity and a non-cash charge of $1.4 million related to the impact of a Japanese legislative change on our Japan entity's deferred tax assets. These charges were excluded from our non-GAAP earnings per share (see Income and Margins, Earnings per Share below). Additionally, our 2012 tax provision reflects a $7.8 million provision related to a research and development cost sharing prepayment by a foreign subsidiary to the U.S. A comparable prepayment was made in 2011. In 2012, we recorded a $2.0 million correction to deferred tax benefits on unrecognized actuarial losses related to pension benefits, which was not material to the current or prior periods.
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
In 2011, we continued the reorganization of our legal entity structure which began in 2010 to support our tax and cash planning. The 2011 reorganization resulted in a $46.4 million taxable gain in the U.S. The tax on this gain was offset in part by the reversal of a deferred tax liability for unremitted earnings of a foreign subsidiary of $6.5 million (established in 2010 in contemplation of this transaction), the recognition of foreign tax credits previously not benefitted and foreign tax credits generated as a result of the transaction.
In 2010, our effective income tax rate differed from the 35% statutory federal income tax rate due primarily to a one-time tax charge of $43.4 million recorded as a result of a business reorganization, partially offset by foreign taxes at a net effective income tax rate lower than the U.S. rate. During the fourth quarter of 2010, we undertook a reorganization of our legal entity structure to support our tax and cash planning. The objective of this reorganization was to enable significant re-deployment and repatriation of cash between our international and domestic operations. This reorganization resulted in $446 million of foreign source taxable gain in the U.S., which was offset by foreign tax credits, primarily generated as a result of this transaction, and carry forward credits available. A significant amount of these carry forward credits was previously unrecognized due to the uncertainty of generating foreign source income in the U.S. The net tax effect of this reorganization was a $43.4 million tax provision in the U.S. While this reorganization resulted in a one-time increase in our tax rate of 53%, it had no material effect on cash taxes paid and, as a result, was excluded from our non-GAAP earnings per share (see Income and Margins; Earnings per Share below). Our 2010 tax provision reflects a $6.0 million provision related to a research and development (R&D) cost sharing prepayment by a foreign subsidiary to the U.S. This prepayment had no impact on our 2010 tax rate as the same prepayment was made in 2009. Additionally, we established a full valuation allowance on foreign tax credits not expected to be realized.
In the fourth quarter of 2012, we recorded a $124.5 million non-cash charge to the income tax provision to establish a valuation allowance against all of our U.S. deferred tax assets, which were net of approximately $28 million of U.S. deferred tax liabilities. The accounting guidance for income taxes requires that deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets, including carryforwards and deductible temporary differences, depends on the existence of sufficient taxable income of the same character during the carryback or carryforward period. We consider all sources of taxable income available to realize the deferred tax assets, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years and tax-planning strategies.
In making a determination whether to record a valuation allowance, we weighed all available evidence, both positive and negative, including our cumulative profitability on a pre-tax basis for the last three years and our estimate of future pre-tax results. On a pre-tax basis (adjusted for permanent differences) for the three years ended September 30, 2012, we have cumulative U.S. profits, including the tax effect of legal entity reorganizations in 2010 and 2011 described above. However, based on our fiscal 2013 plan completed in the fourth quarter of 2012, we now estimate that the U.S. will generate a taxable loss in 2013 sufficient to result in cumulative three year losses by the end of 2013. Our 2012 results and our forecast for 2013 have not shown the improvement to U.S. earnings previously forecast. Although we anticipate continued improvement in U.S. core earnings, the turnaround to operating profitability is not anticipated in the near term. We had also anticipated that we would execute a legal entity reorganization of a foreign subsidiary that would generate sufficient U.S. taxable income to result in cumulative U.S. profits through at least 2013. We have now determined that this tax planning strategy is not feasible. As a result, we do not expect to generate sufficient U.S. taxable income in the near future to realize our U.S. net deferred tax assets.
In the first quarter of 2013, our acquisition of Servigistics, Inc. will be accounted for as a business combination. Assets acquired, including the fair values of acquired intangible assets, and liabilities assumed will be recorded in purchase accounting. In conjunction with recording the finite-lived acquired intangible assets, we anticipate that we will be recording deferred tax liabilities equal to the tax effect of the acquired intangible assets that are not deductible for income tax purposes. We anticipate that, in purchase accounting, Servigistics will be in a U.S. net deferred tax liability position, which will result in an adjustment to decrease our valuation allowance on U.S. net deferred tax assets. As this decrease in the valuation allowance is not part of the purchase accounting for Servigistics (the fair value of the assets acquired and liabilities assumed) it will be recorded as an income tax benefit. We expect our tax provision in the first quarter of 2013 to be an income tax benefit, net, due to the release of a significant portion of the valuation allowance on U.S. net deferred tax assets as a result of purchase accounting for Servigistics.
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
Income and Margins; Earnings per Share; Non-GAAP Measures

As shown in the table below, our GAAP and non-GAAP operating income and operating margins have shown year-over-year improvements in both 2012 and 2011, primarily due to margin contribution associated with higher revenue described in Revenue above, partially offset by higher costs and expenses described in Costs and Expenses above.
The non-GAAP measures presented in the foregoing discussion of our results of operations and the respective most directly comparable GAAP measures are:

•	non-GAAP revenue—GAAP revenue

•	non-GAAP gross margin—GAAP gross margin

•	non-GAAP operating income—GAAP operating income

•	non-GAAP operating margin—GAAP operating margin

•	non-GAAP net income—GAAP net income (loss)

•	non-GAAP diluted earnings per share—GAAP diluted earnings (loss) per share
The non-GAAP measures exclude a fair value adjustment related to acquired MKS deferred maintenance revenue, stock-based compensation expense, amortization of acquired intangible assets expense, acquisition-related charges, restructuring charges, one-time gains or charges included in non-operating other income (expense) and the related tax effects of the preceding items, and the tax items identified. These items are normally included in the comparable measures calculated and presented in accordance with GAAP.
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
Restructuring charges include excess facility and asset-related restructuring charges and severance costs resulting from reductions of personnel driven by modifications to our business strategy and not as part of our normal operations. These costs may vary in size based on our restructuring plan. In addition, we regularly reevaluate our assumptions, which may increase or reduce the charges in a specific period.
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
The following tables reconcile each of these non-GAAP measures to its most closely comparable GAAP measure on our financial statements.

	Year ended September 30,
	2012	2011	2010
	(Dollar amounts in millions)
GAAP revenue	$1,255.7	$1,166.9	$1,010.0
Fair value of acquired MKS deferred maintenance	2.5	2.6	—
Non-GAAP revenue	$1,258.2	$1,169.5	$1,010.0

GAAP gross margin	$883.6	$810.2	$702.4
Fair value of acquired MKS deferred maintenance	2.5	2.6	—
Stock-based compensation	8.9	7.7	9.1
Amortization of acquired intangible assets included in cost of license	15.8	15.4	18.4
Non-GAAP gross margin	$910.8	$835.9	$729.9

GAAP operating income	$128.1	$117.1	$74.8
Fair value of acquired MKS deferred maintenance revenue	2.5	2.6	—
Stock-based compensation	51.3	45.4	48.9
Amortization of acquired intangible assets	36.1	33.7	34.0
Acquisition-related charges included in general and administrative expenses	3.8	7.8	—
Restructuring charges	24.9	—	—
Non-GAAP operating income	$246.8	$206.6	$157.7

GAAP net income (loss)	$(35.4)	$85.4	$24.4
Fair value of acquired MKS deferred maintenance	2.5	2.6	—
Stock-based compensation	51.3	45.4	48.9
Amortization of acquired intangible assets	36.1	33.7	34.0
Acquisition-related charges included in general and administrative expenses	3.8	7.8	—
Restructuring charges	24.9	—	—
Non-operating foreign currency transaction loss (1)	0.8	5.1	—
Non-operating gain on litigation resolution (2)	—	—	(9.0)
Income tax adjustments (3)	98.8	(27.8)	21.3
Non-GAAP net income	$182.9	$152.2	$119.6
GAAP diluted earnings (loss) per share (4)	$(0.30)	$0.71	$0.20
Stock-based compensation	0.42	0.38	0.41
Amortization of acquired intangible assets	0.30	0.28	0.28
Restructuring charges	0.21	—	—
Gain on litigation resolution (2)	—	—	(0.08)
Income tax adjustments (3)	0.82	(0.23)	0.18
All other items identified above	0.06	0.12	0.01
Non-GAAP diluted earnings per share (5)	$1.51	$1.26	$1.00
Operating margin impact of non-GAAP adjustments:
GAAP operating margin	10.2%	10.0%	7.4%
Fair value of acquired MKS deferred maintenance revenue	0.2%	0.2%	—%
Stock-based compensation	4.1%	3.9%	4.8%
Amortization of acquired intangible assets	2.9%	2.9%	3.4%
Acquisition-related charges	0.3%	0.7%	—%
Restructuring charges	2.0%	—%	—%
Non-GAAP operating margin	19.6%	17.7%	15.6%

(1)
In 2012, we recorded $0.8 million of foreign currency losses related to MKS legal entity mergers. In the third quarter of 2011, in connection with our planned acquisition of MKS, we entered into forward contracts to purchase CDN$292 million

(equivalent to approximately $305 million when the contracts were entered into). We entered into these forward contracts to reduce our foreign currency exposure related to changes in the Canadian to U.S. Dollar exchange rate from the time we entered into the agreement in early April to acquire MKS (the purchase price is in Canadian Dollars) and the closing date, which was May 31, 2011. We realized foreign currency losses of $4.4 million in the third quarter of 2011, recorded as other expense, related to the acquisition of MKS. In the first quarter of 2011, we recorded $0.7 million of foreign currency losses related to a litigation settlement in Japan.

(2)	Represents the gain resulting from a litigation settlement described in “Gain on Litigation Resolution” above.

(3)
Income tax adjustments reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above, and also include any identified tax items. Income tax adjustments in 2012 includes a non-cash net tax charge of $124.5 million to establish a valuation allowance against our U.S. net deferred tax assets; $5.4 million, net primarily related to foreign tax credits which would be fully realized on a non-GAAP basis; $3.3 million, net, primarily related to a $4.2 million charge as a result of acquired legal entity integration activities; and $1.4 million related to the impact from a reduction in the statutory tax rate in Japan on deferred tax assets from a litigation settlement. Income tax adjustments in 2011 and 2010 includes one-time non-cash tax provisions of $1.9 million and $43.4 million, respectively, in connection with legal entity reorganizations.

(4)	GAAP weighted average shares outstanding for 2012 of 118.7 million shares excludes the effect of stock-based compensation awards due to a GAAP net loss in 2012.

(5)
Diluted earnings per share impact of non-GAAP adjustments is calculated by dividing the dollar amount of the non-GAAP adjustment by the diluted weighted average shares outstanding for the respective year. Non-GAAP weighted average shares for 2012 of 121.0 million shares includes the dilutive effect of stock-based compensation awards of 2.3 million shares due to non-GAAP net income in 2012.

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
The accounting policies, methods and estimates used to prepare our financial statements are described generally in Note B of “Notes to Consolidated Financial Statements”. The most important accounting judgments and estimates that we made in preparing the financial statements involved:

•	revenue recognition;

•	accounting for income taxes;

•	valuation of assets and liabilities acquired in business combinations;

•	valuation of goodwill;

•	accounting for pensions; and

•	legal contingencies.
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
We derive revenues from three primary sources: (1) software licenses, (2) maintenance services and (3) consulting and training services. Revenue by type for 2012, 2011 and 2010 was as follows:

	Year ended September 30,
	2012	2011	2010
	(in thousands)
License revenue	$348,394	$342,121	$296,021
Consulting and training services revenue	295,342	267,150	217,606
Maintenance revenue	611,943	557,678	496,422
Total revenue	$1,255,679	$1,166,949	$1,010,049
W recognize revenue when: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred (generally, FOB shipping point or electronic distribution), (3) the fee is fixed or determinable, and (4) collection is probable.
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
As of September 30, 2012, we have a valuation allowance of $147.1 million against net deferred tax assets in the U.S. and a remaining valuation allowance of $23.3 million against net deferred tax assets in certain foreign jurisdictions. In the fourth quarter of 2012, we recorded a $124.5 million non-cash charge to the income tax provision related to the establishment of a valuation allowance against all of our U.S. net deferred tax assets. The accounting guidance for income taxes requires that deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets, including carryforwards and deductible temporary differences, depends on the existence of sufficient taxable income of the same character during the carryback or carryforward period. We consider all sources of taxable income available to realize the deferred tax assets, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years and tax-planning strategies.
In making a determination whether to record a valuation allowance, we weighed all available evidence, both positive and negative, including our cumulative profitability on a pre-tax basis for the last three years and our estimate of future pre-tax results. On a pre-tax basis (adjusted for permanent differences) for the three years ended September 30, 2012, we have cumulative U.S. profits, including the tax effect of legal entity reorganizations in 2010 and 2011. However, based on our fiscal 2013 plan completed in the fourth quarter of 2012, we now estimate that the U.S. will generate a taxable loss in 2013 sufficient to result in cumulative three year losses by the end of 2013. Our 2012 results and our forecast for 2013 have not shown the improvement to U.S. earnings previously forecast. Although we anticipate continued improvement in U.S. core earnings, the turnaround to operating profitability is not anticipated in the near term. Additionally, we anticipated that we would execute a legal entity reorganization of a foreign subsidiary that would generate sufficient U.S. taxable income to result in cumulative U.S. profits through at least 2013. We have now determined that this tax planning strategy is not feasible. As a result, we do not expect to generate sufficient U.S. taxable income in the near future to realize our U.S. net deferred tax assets.
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
Valuation of Assets and Liabilities Acquired in Business Combinations
In accordance with business combination accounting, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Determining these fair values requires management to make significant estimates and assumptions, especially with respect to intangible assets.
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
Valuation of Goodwill
Our goodwill totaled $610.3 million and $613.4 million as of September 30, 2012 and 2011, respectively. We have two operating segments: (1) Software Products and (2) Services. We assess goodwill for impairment at the reporting unit level. Our reporting units are determined based on the components of our operating segments that constitute a business for which discrete financial information is available and for which operating results are regularly reviewed by segment management. Our reporting units are consistent with our operating segments. As of September 30, 2012 and 2011, goodwill and acquired intangible assets in the aggregate attributable to our software products reportable segment was $768.1 million and $806.0 million, respectively, and attributable to our services reportable segment was $28.1 million and $29.4 million, respectively. We test goodwill for impairment in the third quarter of our fiscal year, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting segment below its carrying value. Factors we consider important (on an overall company basis and reportable segment basis, as applicable) that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in our use of the acquired assets or a significant change in the strategy for our business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, or a reduction of our market capitalization relative to net book value.
Our 2012 goodwill impairment assessment was based on the new guidance prescribed in ASU 2011-8. On July 2, 2011, the estimated fair value of each reporting unit was approximately double its carrying value or higher. Because our fair value was well in excess of our carrying value on that date and there were no other indicators that our goodwill had become impaired since that date, we elected to perform a qualitative assessment to test each reporting unit’s goodwill for impairment. Based on our qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be greater than its carrying amount no additional testing will be performed. If we determine that the fair value of a reporting unit is more likely than not to be less than its carrying amount, the two step impairment test will be performed. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.
We completed our annual goodwill impairment review as of June 30, 2012 based on a qualitative assessment. Our qualitative assessment included company specific (financial performance and long-range plans), industry, and macroeconomic factors, as well as a sensitivity analysis of key model assumptions. Based on our qualitative assessment, we concluded it was more-likely-than-not that the fair values of our reporting units exceed their carrying values and that no further impairment testing was required.
Accounting for Pensions

We sponsor several U.S. and international pension plans. We make assumptions that are used in calculating the expense and liability of these plans. These key assumptions include the expected long-term rate of return on plan assets and the discount rate. In selecting the expected long-term rate of return on assets, we consider the average future rate of earnings expected on the funds invested to provide for the benefits under the pension plan. This includes considering the plans' asset allocations and the expected returns likely to be earned over the life of the plans. The discount rate reflects the estimated rate at which an amount that is invested in a portfolio of high-quality debt instruments would provide the future cash flows necessary to pay benefits when they come due. The actuarial assumptions used by us may differ materially from actual results due to changing market and economic conditions or longer or shorter life spans of the participants. Our actual results could differ materially from those we estimated, which could require us to record a greater amount of pension expense in future years and/or require higher than expected cash contributions.
In the U.S., we sponsor a frozen pension plan covering mostly inactive participants. The U.S. discount rate is determined using a bond-matching tool. Under this tool, discount rates are derived by identifying a theoretical settlement portfolio of high quality bonds sufficient to provide for the pension plan's projected benefit payments. A single rate is then determined that results in a discounted value of the plan's benefit payments that equates to the market value of the selected bonds. In determining our U.S. pension cost for 2012, 2011 and 2010, we used a discount rate of 4.50%, 5.00% and 5.50%, respectively, and an expected return on plan assets of 7.25% for 2012 and 2011 and 7.50% for 2010.
Certain of our international subsidiaries (principally Germany) also sponsor pension plans. Accounting and reporting for these plans requires the use of country-specific assumptions for discount rates and expected rates of return on assets. We apply a consistent methodology in determining the key assumptions that, in addition to future experience assumptions such as mortality rates, are used by our actuaries to determine our liability and expense for each of these plans. The discount rate for Germany was selected with reference to a spot-rate yield curve based on the yields of Aa-rated Euro-denominated corporate bonds. In addition, our actuarial consultants determine the expense and liabilities of the plan using other assumptions for future experience, such as mortality rates. In determining our pension cost for 2012, 2011 and 2010, we used weighted average discount rates of 4.8%, 4.0% and 5.1%, respectively, and weighted average expected returns on plan assets of 5.4%, 5.6% and 6.1% , respectively.
In 2012 and 2010, our actual return on plan assets in total for all plans was a gain of $16.5 million and $7.7 million, respectively, while in 2011 our actual return on plan assets was a loss of $1.6 million. Continued distress in global financial markets has caused, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuation of others. If actual returns are below our expected rates of return, it will impact the amount and timing of future contributions and expense for these plans.
As of September 30, 2012 and 2011, our plans in total were underfunded, representing the difference between our projected benefit obligation and fair value of plan assets, by $76.3 million and $68.2 million, respectively. The projected benefit obligation as of September 30, 2012 was determined using a discount rate of 4.0% for the U.S. plan and a weighted average discount rate of 3.4% for our international plans. The most sensitive assumptions used in calculating the expense and liability of our pension plans are the discount rate and the expected return on plan assets. Total net periodic pension cost was $5.9 million in 2012 and we expect it to be approximately $5 million in 2013. A 50 basis point change to our discount rate and expected return on plan assets assumptions would have changed our pension expense for the year ended September 30, 2012 by approximately $1 million. A 50 basis point decrease in our discount rate assumptions would increase our projected benefit obligation as of September 30, 2012 by approximately $15 million.
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
Liquidity and Capital Resources

	September 30,
	2012	2011	2010
	(in thousands)
Cash and cash equivalents	$489,543	$167,878	$240,253
Activity for the year included the following:
Cash provided by operating activities	$217,975	$78,698	$156,644
Cash used by investing activities	(31,633)	(307,843)	(29,450)
Cash provided (used) by financing activities	134,663	150,420	(120,735)
We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. The portfolio is invested in short-term instruments to ensure cash is available to meet requirements as needed. Cash and cash equivalents at September 30, 2012 reflects $230 million borrowed under our credit facility in the fourth quarter of 2012 to finance our acquisition of Servigistics, which closed on October 2, 2012, for approximately $220 million.
Cash provided by operating activities
2012 compared to 2011
The increase in cash provided by operating activities was due to collections on accounts receivables, which had a favorable impact of $64.6 million in 2012 compared to 2011, and improved profitability (non-GAAP operating income for 2012 was $246.8 million compared to $206.6 million in 2011), partially offset by restructuring payments of $21 million. Additionally, the resolution of a legal matter reduced our cash balance by $48 million in 2011.
Cash collections on accounts receivable remained strong with days sales outstanding of 61 days as of September 30, 2012 compared to 62 days as of September 30, 2011.
We periodically provide financing to credit-worthy customers with payment terms up to 24 months. Other assets in the accompanying consolidated balance sheets include non-current receivables from customers related to extended payment term contracts totaling $13.0 million and $16.0 million at September 30, 2012 and 2011, respectively.
2011 compared to 2010
The decrease in cash provided by operating activities in 2011 compared to 2010 was primarily due to the resolution of a litigation matter in Japan, which reduced our cash balance by a net amount of approximately $48 million in the first quarter of 2011, and the timing of cash collections on accounts receivable described below. In addition, in 2011, net cash outflows related to compensation accruals were higher than 2010 due primarily to our full achievement of performance-based and incentive cash plan targets in 2010 (paid in 2011), while such targets were only partially achieved in 2009 (paid in 2010).
Accounts receivable was $230.2 million and $169.3 million at September 30, 2011 and 2010, respectively. The increase in accounts receivable at the end of 2011 as compared to 2010 was due primarily to revenue in the fourth quarter of 2011 being $71.3 million higher than in the fourth quarter of 2010.
Cash paid for income taxes was $53.0 million, $28.1 million and $34.3 million in 2012, 2011 and 2010, respectively.
Cash used by investing activities

	Year ended September 30,
	2012	2011	2010
	(in thousands)
Acquisitions of businesses	$(220)	$(280,026)	$(2,721)
Additions to property and equipment	(31,413)	(27,817)	(26,729)
	$(31,633)	$(307,843)	$(29,450)
In 2011, we acquired MKS for an aggregate purchase price of $298 million ($265.2 million net of cash acquired). We also acquired 4CS in 2011. Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements.

Cash provided (used) by financing activities

	Year ended September 30,
	2012	2011	2010
	(in thousands)
Borrowings under revolving credit facility	$230,000	$250,000	$—
Repayments of borrowings under revolving credit facility	(60,000)	(50,000)	(50,832)
Repurchases of common stock	(34,953)	(54,921)	(62,542)
Proceeds from issuance of common stock	21,210	24,756	15,284
Payments of withholding taxes in connection with vesting of stock-based awards	(20,967)	(22,520)	(20,307)
Excess tax benefits from stock-based awards	1,324	5,398	221
Other	(1,951)	(2,293)	(2,559)
	$134,663	$150,420	$(120,735)
In the fourth quarter of 2012, we borrowed $230 million under our credit facility to finance our acquisition of Servigistics. Proceeds from issuance of common stock reflects stock option exercises. Stock option exercises totaled 2.3 million in 2012 compared to 1.9 million in 2011 and 1.5 million in 2010. As of September 30, 2012, we had approximately 0.6 million stock options outstanding with gross exercise prices totaling $5.9 million. As a result, in 2013, proceeds from stock option exercises will be significantly lower.
Share Repurchase Authorization
Our Board of Directors has periodically authorized us to repurchase shares of our common stock. Under our current authorization they have authorized us to repurchase up to $100 million worth of shares with cash from operations in the period October 1, 2012 through September 30, 2013. In 2012, we repurchased 1.6 million shares at a cost of $35.0 million. In 2011 and 2010, we repurchased 2.6 million shares at a cost of $54.9 million and 3.7 million shares at a cost of $62.5 million, respectively. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued. Future repurchases of shares will reduce our cash balances.
Credit Facility
In August 2012, we entered into a multi-currency credit facility (the credit facility) with a syndicate of ten banks for which JPMorgan Chase Bank, N.A. acts as Administrative Agent. The credit facility replaced a revolving credit facility with the same banks (the previous credit facility) entered into in August 2010. We expect to use the credit facility for general corporate purposes, including acquisitions of businesses and working capital requirements. The new credit facility consists of a $150 million term loan and a $300 million revolving loan commitment, and may be increased by an additional $150 million (in the form of revolving loans or term loans, or a combination thereof) if the existing or additional lenders are willing to make such increased commitments. The revolving loan commitment does not require amortization of principal. The term loan requires repayment of principal at the end of each calendar quarter, beginning with the quarter ending December 31, 2012. The revolving loan and term loan may be repaid in whole or in part prior to the scheduled maturity dates at PTC's option without penalty or premium. The credit facility matures on August 16, 2017, when all remaining amounts outstanding will be due and payable in full. We are required to make principal payments under the term loan of $7.5 million, $15.0 million, $15.0 million, $22.5 million and $90.0 million in 2013, 2014, 2015, 2016 and 2017, respectively.

As of September 30, 2012, the balance outstanding under the credit facility was $370 million, including $230 million borrowed in connection with our acquisition of Servigistics in September 2012. As of September 30, 2011, we had a $200 million revolving loan outstanding under the previous credit facility which was the remaining balance of the $250 million borrowed in 2011 in connection with our acquisition of MKS. In 2010, we repaid revolving credit facility borrowings of $51 million, which was the remaining balance of $220 million we had borrowed in 2008 in connection with our acquisition of CoCreate.

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

•
a fixed charge coverage ratio, defined as the ratio of consolidated trailing four quarters EBITDA less consolidated capital expenditures to consolidated fixed charges, of no less than 3.50 to 1.00 at any time.

As of September 30, 2012, our leverage ratio was 1.40 to 1.00 and our fixed charge coverage ratio was 60.53 to 1.00. We were in compliance with all financial and operating covenants of the credit facility as of
September 30, 2012.

For a description of additional terms and conditions of the credit facility, including limitations on our ability to undertake certain actions, see Note H Debt in the “Notes to Consolidated Financial Statements” of this Annual Report.
Expectations for Fiscal 2013
We believe that existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements through at least the next twelve months and to meet our known long-term capital requirements. In addition, we expect to generate sufficient cash flow from operations in 2013 to repay $120 million to $160 million outstanding under our credit facility and to repurchase between $55 million and $75 million worth of shares of our common stock. Capital expenditures in 2013 are currently anticipated to be approximately $28 million.
On October 2, 2012, we closed our acquisition of Servigistics for approximately $220 million in cash. We financed the acquisition with borrowings under our credit facility. We have evaluated, and expect to continue to evaluate, possible strategic transactions on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible strategic transactions. Our expected uses of cash could change, our cash position could be reduced and we may incur additional debt obligations to the extent we complete any significant acquisitions.
At September 30, 2012, we had cash and cash equivalents of $295.8 million in the United States (including $230 million borrowed under our Credit Facility in contemplation of our acquisition of Servigistics), $81.1 million in Europe, $75.6 million in the Pacific Rim (including India), $19.6 million in Japan and $17.4 million in other non-U.S. countries. As of September 30, 2012, we had an outstanding intercompany loan receivable of $280.7 million, primarily resulting from our business reorganizations described in Note G Income Taxes in the “Notes to Consolidated Financial Statements” of this Annual Report, owed to the U.S. from our top tier foreign subsidiary. This amount can be repaid with cash generated by our foreign subsidiaries and repatriated to the U.S. without future tax cost.
Contractual Obligations
At September 30, 2012, our contractual obligations were as follows:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Credit facility (1)	$400.4	$14.3	$43.0	$343.1	$—
Operating leases (2)	216.6	43.1	62.7	39.2	71.6
Purchase obligations (3)	34.0	20.7	11.2	2.1	—
Pension liabilities (4)	76.3	5.8	16.1	16.8	37.6
Unrecognized tax benefits (5)	19.1	—	—	—	—
Total	$746.4	$83.9	$133.0	$401.2	$109.2

(1)
Credit facility amounts above include required principal repayments and interest and commitment fees based on the balance outstanding as of September 30, 2012 and the interest rate in effect as of September 30, 2012, 1.8125%.

(2)
The future minimum lease payments above include minimum future lease payments for excess facilities under noncancelable operating leases, net of expected sublease income under existing sublease arrangements. These leases qualify for operating lease accounting treatment and, as such, are not included on our balance sheet. See Note I of “Notes to Consolidated Financial Statements” for additional information regarding our operating leases.

(3)
Purchase obligations represent minimum commitments due to third parties, including royalty contracts, research and development contracts, telecommunication contracts, information technology maintenance contracts in support of internal-

use software and hardware and other marketing and consulting contracts. Contracts for which our commitment is variable based on volumes, with no fixed minimum quantities, and contracts that can be canceled without payment penalties have been excluded. The purchase obligations included above are in addition to amounts included in current liabilities and prepaid expenses recorded on our September 30, 2012 consolidated balance sheet.

(4)
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

(5)
As of September 30, 2012, we had recorded total unrecognized tax benefits of $19.1 million. This liability is not subject to fixed payment terms and the amount and timing of payments, if any, which we will make related to this liability, are not known. See Note G of “Notes to Consolidated Financial Statements” for additional information.

As of September 30, 2012, we had letters of credit and bank guarantees outstanding of approximately $3.7 million (of which $1.2 million was collateralized), primarily related to our corporate headquarters lease in Needham, Massachusetts.
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

ITEM 7A.Quantitative and Qualitative Disclosures about Market Risk

We face exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.
Foreign currency exchange risk
Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Our most significant foreign currency exposures relate to Western European countries, Japan, China and Canada. We enter into foreign currency forward contracts to manage our exposure to fluctuations in foreign exchange rates that arise from receivables and payables denominated in foreign currencies. We do not enter into or hold foreign currency derivative financial instruments for trading or speculative purposes nor do we enter into derivative financial instruments to hedge future cash flow or forecast transactions.
Our non-U.S. revenues generally are transacted through our non-U.S. subsidiaries and typically are denominated in their local currency. In addition, expenses that are incurred by our non-U.S. subsidiaries typically are denominated in their local currency. In 2012, 2011 and 2010, approximately two thirds of our revenue and half of our expenses were transacted in currencies other than the U.S. dollar. Currency translation affects our reported results because we report our results of operations in U.S. Dollars. Historically, our most significant currency risk has been changes in the Euro relative to the U.S. Dollar. Based on current revenue and expense levels, a $0.10 change in the USD to EURO exchange rate would impact operating income by approximately $15 million.
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
As of September 30, 2012 and 2011, we had outstanding forward contracts with notional amounts equivalent to the following:

Currency Hedged	September 30,
	2012	2011
	(in thousands)
Canadian/U.S. Dollar	$54,133	$92,748
Euro/U.S. Dollar	53,716	65,773
British Pound/Euro	388	3,993
Chinese Renminbi/U.S. Dollar	3,666	19,973
Japanese Yen/U.S. Dollar	13,415	13,676
Swiss Franc/U.S. Dollar	—	9,419
All other	8,585	7,350
Total	$133,903	$212,932
Debt
As of September 30, 2012, the amount outstanding under our variable-rate credit facility was $370 million, including a term loan of $150 million and a revolving credit facility of $220 million. Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by the Company. These loans are subject to interest rate risk as interest rates will be adjusted at each rollover date to the extent such amounts are not repaid. As of September 30, 2012, the annual rate is 1.8125%, which will reset on November 15, 2012 for the term loan and December 13, 2012 for the revolving loan, at which time accrued interest is due and the interest rate will reset to then current rates as defined in the loan agreement. If there was a hypothetical 100 basis point change in interest rates, the annual net impact to earnings and cash flows would be $3.7 million. This hypothetical change in cash flows and earnings has been calculated based on the borrowings outstanding at September 30, 2012 and a 100 basis point per annum change in interest rate applied over a one-year period.
Cash and cash equivalents
As of September 30, 2012, cash equivalents were invested in highly liquid investments with maturities of three months or less when purchased. We invest our cash with highly rated financial institutions in North America, Europe and Asia-Pacific and in diversified domestic and international money market mutual funds. At September 30, 2012, we had cash and cash equivalents of $81.1 million in Europe, $295.8 million in the United States, $75.6 million in the Pacific Rim (including India), $19.6 million in Japan and $17.4 million in other non-U.S. countries. Given the short maturities and investment grade quality of the portfolio holdings at September 30, 2012, a hypothetical 10% change in interest rates would not materially affect the fair value of our cash and cash equivalents.
Our invested cash is subject to interest rate fluctuations and, for non-U.S. operations, foreign currency risk. In a declining interest rate environment, we would experience a decrease in interest income. The opposite holds true in a rising interest rate environment. Over the past several years, the U.S. Federal Reserve Board, European Central Bank and Bank of England have changed certain benchmark interest rates, which have led to declines and increases in market interest rates. These changes in market interest rates have resulted in fluctuations in interest income earned on our cash and cash equivalents. Interest income will continue to fluctuate based on changes in market interest rates and levels of cash available for investment. Our consolidated cash balances were impacted favorably by $0.7 million and $6.4 million in 2012 and 2011, respectively, and unfavorably by $1.3 million in 2010 due to changes in foreign currencies relative to the U.S. dollar, particularly the Euro and the Japanese Yen.

ITEM 8.Financial Statements and Supplementary Data

The consolidated financial statements and notes to the consolidated financial statements are attached as APPENDIX A.

ITEM 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.Controls and Procedures
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2012.
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
Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment and those criteria, our management concluded that, as of September 30, 2012, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of September 30, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears under Item 8.
Change in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.Other Information

None.

PART III

ITEM 10.Directors, Executive Officers and Corporate Governance
The information required by this item with respect to our directors and executive officers, including the qualifications of certain members of the Audit Committee of our Board of Directors, may be found in the sections captioned “Proposal 1: Election of Directors,” “Our Directors,” “The Committees of the Board,” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in our 2013 Proxy Statement. Such information is incorporated into this Item 10 by reference.
Our executive officers are:

Name	Age	Position
James Heppelmann	48	President and Chief Executive Officer
Barry Cohen	68	Executive Vice President, Strategy
Anthony DiBona	57	Executive Vice President, Global Maintenance
Marc Diouane	44	Executive Vice President, Global Services
Jeffrey Glidden	62	Executive Vice President, Chief Financial Officer
Robert Ranaldi	43	Executive Vice President, Worldwide Sales
Aaron von Staats	46	Corporate Vice President, General Counsel and Secretary
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
Mr. DiBona has been our Executive Vice President, Global Maintenance since April 2003. Mr. DiBona joined PTC in 1998.
Mr. Diouane has been our Executive Vice President, Global Services since October 2010. Mr. Diouane was our Senior Divisional Vice President, International Sales EMEA and APAC from October 2009 to September 2010, our Senior Divisional Vice President, European Sales from October 2008 to September 2009, and our Divisional Vice President, European Sales from January 2005 to September 2008. Mr. Diouane joined PTC in 1994.
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

ITEM 11.Executive Compensation

Information with respect to director and executive compensation may be found under the headings captioned “Director Compensation,” “Compensation Discussion and Analysis,” "Compensation Committee Report" and “Executive Compensation” appearing in our 2013 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item with respect to security ownership may be found under the headings captioned “Information About PTC Common Stock Ownership” and “Equity Compensation Plan Information” in our 2013 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13.Certain Relationships and Related Transactions, and Director Independence
Information with respect to this item may be found under the headings “Independence,” “Review of Transactions with Related Persons” and “Transactions with Related Persons” appearing in our 2013 Proxy Statement. Such information is incorporated herein by reference.

ITEM 14.Principal Accountant Fees and Services
Information with respect to this item may be found under the heading “Information About Our Independent Registered Public Accounting Firm” appearing in our 2013 Proxy Statement. Such information is incorporated herein by reference.

PART IV

ITEM 15.Exhibits and Financial Statement Schedules
(a) Documents Filed as Part of Form 10-K

1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2012 and 2011	F-1
	Consolidated Statements of Operations for the years ended September 30, 2012, 2011 and 2010	F-2
	Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2012, 2011 and 2010	F-3
	Consolidated Statements of Cash Flows for the years ended September 30, 2012, 2011 and 2010	F-4
	Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2012, 2011 and 2010	F-5
	Notes to Consolidated Financial Statements	F-6
	Report of Independent Registered Public Accounting Firm	F-34

2.	Financial Statement Schedules
Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included in the Financial Statements per Item 15(a)1 above.

3.	Exhibits
The list of exhibits in the Exhibit Index is incorporated herein by reference.
 (b) Exhibits
We hereby file the exhibits listed in the attached Exhibit Index.
(c) Financial Statement Schedules
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of November, 2012.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below, on the 16th day of November, 2012.

Signature	Title
(i) Principal Executive Officer:

/s/ JAMES E. HEPPELMANN	President and Chief Executive Officer
James E. Heppelmann

(ii) Principal Financial and Accounting Officer:

/s/ JEFFREY D. GLIDDEN	Executive Vice President and Chief Financial Officer
Jeffrey D. Glidden

(iii) Board of Directors:

/s/ DONALD K. GRIERSON	Chairman of the Board of Directors
Donald K. Grierson

/s/ THOMAS BOGAN	Director
Thomas Bogan

/s/ JAMES E. HEPPELMANN	Director
James E. Heppelmann

/s/ PAUL A. LACY	Director
Paul A. Lacy

/s/ MICHAEL E. PORTER	Director
Michael E. Porter

/s/ ROBERT P. SCHECHTER	Director
Robert P. Schechter

/s/ RENATO ZAMBONINI	Director
Renato Zambonini

EXHIBIT INDEX

Exhibit Number		Exhibit

2.1	—
Arrangement Agreement dated as of April 6, 2011 by and among Parametric Technology Corporation, PTC NS ULC and MKS, Inc (filed as Exhibit 10.1 to our Current Report on Form 8-K dated April 6, 2011 (File No. 0-18059) and incorporated herein by reference).

2.2	—
Stock Purchase Agreement dated as of August 7, 2012 by and among Parametric Technology Corporation, Servigistics, Inc., the stockholders of Servigistics, Inc. and Servigistics, LLC (filed as Exhibit 10.1 to our Current Report on Form 8-K dated August 7, 2012 (File No. 0-18059) and incorporated herein by reference).

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
Parametric Technology Corporation 2000 Equity Incentive Plan (filed as Exhibit 10.1.1 to our Annual Report on Form 10-K for the year ended September 30, 2011 (File No. 0-18059) and incorporated herein by reference).

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

10.1.6	—
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

10.1.9*	—	Form of Restricted Unit Certificate (U.S. Section 16 Officers).

10.2*	—
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

10.5*	—	2009 Executive Cash Incentive Performance Plan.

10.6*	—
Form of Executive Agreement by and between Parametric Technology Corporation and Robert Ranaldi entered into May 6, 2011(filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended July 2, 2011 (File No. 0-18059) and incorporated herein by reference).

10.7*	—
Agreement with C. Richard Harrison, Executive Chairman, dated May 8, 2012 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012 (File No. 0-18059) and incorporated herein by reference).

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
Form of Amended and Restated Executive Agreement entered into with each of Mr. Cohen, Mr. DiBona, and Mr. von Staats (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter dated April 3, 2010 (File No. 0-18059) and incorporated herein by reference).

10.11*	—
Form of Amendment to Amended and Restated Executive Agreement entered into as of November 18, 2011 by and between Parametric Technology Corporation and each of Barry Cohen, Anthony DiBona, and Aaron von Staats (filed as Exhibit 10.3 to our Current Report on Form 8-K dated November 15, 2011 (File No. 0-18059) and incorporated herein by reference).

10.12*	—
Executive Agreement dated September 14, 2010 with Mr. Jeffrey Glidden (filed as Exhibit 10 to our Current Report on Form 8-K dated September 20, 2010 (File No. 0-18059) and incorporated herein by reference).

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

10.16*	—	Director Compensation Information.

10.17*	—	Compensatory Arrangements with Executive Officers.

10.18	—
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
Credit Agreement dated as of August 16, 2012 by and among Parametric Technology Corporation, JPMorgan Chase Bank, N.A., KeyBank National Association, RBS Citizens, N.A., Bank of America, N.A., HSBC Bank USA, N.A., Silicon Valley Bank, Sovereign Bank, TD Bank, N.A., Wells Fargo Bank, N.A., and The Huntington National Bank (filed as Exhibit 10 to our Current Report on Form 8-K dated August 16, 2012 (File No 0-18059) and incorporated herein by reference).

21.1	—	Subsidiaries of Parametric Technology Corporation.

23.1	—	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

31.1	—	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a).

31.2	—	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a).

32**	—	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

101	—
The following materials from Parametric Technology Corporation’s Annual Report on Form 10-K for the year ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2012 and 2011; (ii) Consolidated Statements of Operations for the years ended September 30, 2012, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2012, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2012, 2011 and 2010; (v) Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2012, 2011 and 2010; and (vi) Notes to Consolidated Financial Statements.

*	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of PTC participates.

**	Indicates that the exhibit is being furnished with this report and is not filed as a part of it.

APPENDIX A
PARAMETRIC TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$489,543	$167,878
Accounts receivable, net of allowance for doubtful accounts of $3,418 and $3,902 at September 30, 2012 and 2011, respectively	217,370	230,220
Prepaid expenses	28,341	30,582
Other current assets	121,019	109,433
Deferred tax assets	22,879	54,151
Total current assets	879,152	592,264
Property and equipment, net	63,466	62,569
Goodwill	610,347	613,394
Acquired intangible assets, net	185,885	222,017
Deferred tax assets	20,660	98,064
Other assets	32,124	41,374
Total assets	$1,791,634	$1,629,682
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,046	$16,974
Accrued expenses and other current liabilities	48,471	60,167
Accrued compensation and benefits	92,212	91,913
Accrued income taxes	804	11,895
Deferred tax liabilities	402	4,440
Current portion of long term debt	7,500	—
Deferred revenue	315,309	279,935
Total current liabilities	481,744	465,324
Long term debt, net of current portion	362,500	200,000
Deferred tax liabilities	31,854	25,919
Deferred revenue	12,220	14,389
Other liabilities	106,057	101,360
Total liabilities	994,375	806,992
Commitments and contingencies (Note I)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 119,553 and 116,937 shares issued and outstanding at September 30, 2012 and 2011, respectively	1,196	1,169
Additional paid-in capital	1,822,698	1,805,021
Accumulated deficit	(954,134)	(918,736)
Accumulated other comprehensive loss	(72,501)	(64,764)
Total stockholders’ equity	797,259	822,690
Total liabilities and stockholders’ equity	$1,791,634	$1,629,682
The accompanying notes are an integral part of these consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended September 30,
	2012	2011	2010
Revenue:
License	$348,394	$342,121	$296,021
Service	907,285	824,828	714,028
Total revenue	1,255,679	1,166,949	1,010,049
Cost of revenue:
Cost of license revenue	30,595	28,792	31,047
Cost of service revenue	341,533	327,976	276,648
Total cost of revenue	372,128	356,768	307,695
Gross margin	883,551	810,181	702,354
Sales and marketing	377,796	353,051	317,532
Research and development	214,960	211,406	201,567
General and administrative	117,468	110,291	92,875
Amortization of acquired intangible assets	20,303	18,319	15,605
Restructuring charges	24,928	—	—
Total operating expenses	755,455	693,067	627,579
Operating income	128,096	117,114	74,775
Foreign currency losses, net	(5,862)	(12,293)	(2,877)
Gain on litigation resolution	—	—	9,039
Interest income	2,920	3,844	3,009
Interest expense	(4,746)	(3,310)	(1,526)
Other income (expense), net	328	(807)	(284)
Income before income taxes	120,736	104,548	82,136
Provision for income taxes	156,134	19,124	57,768
Net income (loss)	$(35,398)	$85,424	$24,368
Earnings (loss) per share—Basic	(0.30)	0.73	0.21
Earnings (loss) per share—Diluted	(0.30)	0.71	0.20
Weighted average shares outstanding—Basic	118,705	117,579	115,639
Weighted average shares outstanding—Diluted	118,705	120,974	119,925
The accompanying notes are an integral part of these consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year ended September 30,
	2012	2011	2010
Comprehensive income (loss):
Net income (loss)	$(35,398)	$85,424	$24,368
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0 for all periods	(2,176)	(7,174)	(9,035)
Change in pension benefits, net of tax of $4,875 for 2012, $3,209 for 2011, and $4,293 for 2010	(5,561)	(5,110)	(9,850)
Other comprehensive loss	(7,737)	(12,284)	(18,885)
Comprehensive income (loss)	$(43,135)	$73,140	$5,483
The accompanying notes are an integral part of these consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended September 30,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$(35,398)	$85,424	$24,368
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	51,305	45,402	48,911
Depreciation and amortization	66,471	62,394	62,182
Provision for loss on accounts receivable	258	51	1,243
Provision for (benefit from) deferred income taxes	104,766	(35,063)	21,998
Excess tax benefits realized from stock-based awards	(1,324)	(5,398)	(221)
Other non-cash costs, net	32	55	47
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	32,309	(32,334)	(531)
Accounts payable and accrued expenses	(8,556)	(58)	8,400
Accrued litigation	—	(52,129)	(5,038)
Accrued compensation and benefits	983	(3,788)	12,191
Deferred revenue	14,362	8,195	1,440
Accrued income taxes, net of income tax receivable	(4,005)	18,931	(5,864)
Other current assets and prepaid expenses	8,332	(1,826)	(6,379)
Other noncurrent assets	(12,423)	(15,111)	(3,713)
Other noncurrent liabilities	863	3,953	(2,390)
Net cash provided by operating activities	217,975	78,698	156,644
Cash flows from investing activities:
Additions to property and equipment	(31,413)	(27,817)	(26,729)
Acquisitions of businesses, net of cash acquired	(220)	(280,026)	(2,721)
Net cash used by investing activities	(31,633)	(307,843)	(29,450)
Cash flows from financing activities:
Borrowings under revolving credit facility	230,000	250,000	—
Repayments of borrowings under revolving credit facility	(60,000)	(50,000)	(50,832)
Repurchases of common stock	(34,953)	(54,921)	(62,542)
Proceeds from issuance of common stock	21,210	24,756	15,284
Excess tax benefits realized from stock-based awards	1,324	5,398	221
Payments of withholding taxes in connection with vesting of stock-based awards	(20,967)	(22,520)	(20,307)
Credit facility origination costs	(1,951)	(995)	(2,559)
Other	—	(1,298)	—
Net cash provided (used) by financing activities	134,663	150,420	(120,735)
Effect of exchange rate changes on cash and cash equivalents	660	6,350	(1,328)
Net increase (decrease) in cash and cash equivalents	321,665	(72,375)	5,131
Cash and cash equivalents, beginning of year	167,878	240,253	235,122
Cash and cash equivalents, end of year	$489,543	$167,878	$240,253
The accompanying notes are an integral part of these consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 1, 2009	115,950	$1,160	$1,822,544	$(1,028,528)	$(33,595)	$761,581
Common stock issued for employee stock-based awards	4,829	47	15,237	—	—	15,284
Shares surrendered by employees to pay taxes related to stock-based awards	(1,236)	(12)	(20,295)	—	—	(20,307)
Compensation expense from stock-based awards	—	—	48,911	—	—	48,911
Tax shortfalls from stock-based awards	—	—	(1,106)	—	—	(1,106)
Net income	—	—	—	24,368	—	24,368
Repurchases of common stock	(3,717)	(37)	(62,505)	—	—	(62,542)
Foreign currency translation adjustment	—	—	—	—	(9,035)	(9,035)
Change in pension benefits, net of tax	—	—	—	—	(9,850)	(9,850)
Balance as of September 30, 2010	115,826	1,158	1,802,786	(1,004,160)	(52,480)	747,304
Common stock issued for employee stock-based awards	4,803	48	24,708	—	—	24,756
Shares surrendered by employees to pay taxes related to stock-based awards	(1,043)	(10)	(22,510)	—	—	(22,520)
Compensation expense from stock-based awards	—	—	45,402	—	—	45,402
Excess tax benefits from stock-based awards	—	—	9,438	—	—	9,438
Net income	—	—	—	85,424	—	85,424
Repurchases of common stock	(2,649)	(27)	(54,894)	—	—	(54,921)
Foreign currency translation adjustment	—	—	—	—	(7,174)	(7,174)
Change in pension benefits, net of tax	—	—	—	—	(5,110)	(5,110)
Other	—	—	91	—	—	91
Balance as of September 30, 2011	116,937	1,169	1,805,021	(918,736)	(64,764)	822,690
Common stock issued for employee stock-based awards	5,077	51	21,159	—	—	21,210
Shares surrendered by employees to pay taxes related to stock-based awards	(908)	(9)	(20,958)	—	—	(20,967)
Compensation expense from stock-based awards	—	—	51,305	—	—	51,305
Excess tax benefits from stock-based awards	—	—	1,109	—	—	1,109
Net loss	—	—	—	(35,398)	—	(35,398)
Repurchases of common stock	(1,553)	(15)	(34,938)	—	—	(34,953)
Foreign currency translation adjustment	—	—	—	—	(2,176)	(2,176)
Change in pension benefits, net of tax	—	—	—	—	(5,561)	(5,561)
Balance as of September 30, 2012	119,553	$1,196	$1,822,698	$(954,134)	$(72,501)	$797,259
The accompanying notes are an integral part of these consolidated financial statements.

PARAMETRIC TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. Description of Business and Basis of Presentation
Business
Parametric Technology Corporation (PTC) was incorporated in 1985 and is headquartered in Needham, Massachusetts. PTC develops, markets and supports software solutions, that help companies design products, manage product information and improve their product development and services processes. Our software solutions provide our customers with a product development system that enables them to create digital product content, collaborate with others in the product development process, control product content, automate product development processes, configure products and product content, and communicate product information to people and systems across the extended enterprise, design and supply chains and at the point of aftermarket services delivery. Our software solutions are complemented by our services and technical support organizations, as well as third-party resellers and other strategic partners, who provide training, consulting, ancillary product offerings, implementation and support to customers worldwide.
Basis of Presentation
Our fiscal year-end is September 30. The consolidated financial statements include Parametric Technology Corporation, the parent company, and its wholly owned subsidiaries, including those operating outside the U.S. All intercompany balances and transactions have been eliminated in the consolidated financial statements. Certain prior year amounts on the consolidated balance sheets were reclassified to conform to the current year presentation.
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
Revenue Recognition
We derive revenues from three primary sources: (1) software licenses, (2) maintenance services and (3) consulting and training services. Revenue by type for 2012, 2011 and 2010 was as follows:

	Year ended September 30,
	2012	2011	2010
	(in thousands)
License revenue	$348,394	$342,121	$296,021
Consulting and training services revenue	295,342	267,150	217,606
Maintenance revenue	611,943	557,678	496,422
Total revenue	$1,255,679	$1,166,949	$1,010,049
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
Deferred Revenue
Deferred revenue primarily relates to software maintenance agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and, if not yet paid, the related amount is included in other current assets. Billed but uncollected maintenance-related amounts included in other current assets at September 30, 2012 and 2011 were $110.7 million and $93.0 million, respectively. Deferred revenue consisted of the following:

	September 30,
	2012	2011
	(in thousands)
Deferred maintenance revenue	$306,940	$270,075
Deferred other service revenue	14,127	15,321
Deferred license revenue	6,462	8,928
Total deferred revenue	$327,529	$294,324
Cash, Cash Equivalents
Our cash equivalents are invested in money market accounts and time deposits of financial institutions. We have established guidelines relative to credit ratings, diversification and maturities that are intended to maintain safety and liquidity. Cash equivalents include highly liquid investments with maturity periods of three months or less when purchased.
Concentration of Credit Risk and Fair Value of Financial Instruments
The amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short maturities. Financial instruments that potentially subject us to concentration of credit risk consist primarily of investments, trade accounts receivable and foreign currency derivative instruments. Our cash, cash equivalents, and foreign currency derivatives are placed with financial institutions with high credit standings. Our credit risk for derivatives is also mitigated due to the short-term nature of the contracts. Our customer base consists of large numbers of geographically diverse customers dispersed across many industries, and no individual customer comprised more than 10% of our net trade accounts receivable as of September 30, 2012 or 2011.
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

•	Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Our significant financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and 2011 were as follows:

	September 30,
	2012	2011
	(in thousands)
Financial assets
Cash equivalents—Level 1 (1)	$231,488	$36,018
Forward contracts—Level 2	236	5,510
	$231,724	$41,528
(1) Money market funds and time deposits.
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In determining the adequacy of the allowance for doubtful accounts, management specifically analyzes individual accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic conditions, and accounts receivable aging trends. Our allowance for doubtful accounts on trade accounts receivable was $3.4 million as of September 30, 2012, $3.9 million as of September 30, 2011, $4.6 million as of September 30, 2010 and $5.3 million as of September 30, 2009. Uncollectible trade accounts receivable written-off, net of recoveries, were $0.8 million, $0.8 million and $1.9 million in 2012, 2011 and 2010, respectively. Provisions for bad debt expense were $0.3 million, $0.1 million and $1.2 million in 2012, 2011 and 2010, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations.
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
As of September 30, 2012 and 2011, amounts due from customers for contracts with original payment terms greater than twelve months (financing receivables) totaled $42.5 million and $57.9 million, respectively. Accounts receivable in the accompanying consolidated balance sheets include current receivables from such contracts totaling $29.5 million and $41.9 million at September 30, 2012 and 2011, respectively, and other assets in the accompanying consolidated balance sheets include long-term receivables from such contracts totaling $13.0 million and $16.0 million at September 30, 2012 and 2011, respectively. As of September 30, 2012 and September 30, 2011, respectively, none of these receivables were past due. Our credit risk assessment for financing receivables was as follows:

	September 30,
	2012	2011
	(in thousands)
S&P bond rating BBB-1 and above-Tier 1	$34,017	$38,575
Internal Credit Assessment-Tier 2	8,446	17,568
Internal Credit Assessment-Tier 3	—	1,798
Total financing receivables	$42,463	$57,941

We evaluate the need for an allowance for doubtful accounts for estimated losses resulting from the inability of these customers to make required payments. As of September 30, 2012 and 2011, we concluded that all financing receivables were collectible and no reserve for credit losses was recorded. We did not provide a reserve for credit losses or write off any uncollectible financing receivables in 2012, 2011 and 2010. We write off uncollectible trade and financing receivables when we have exhausted all collection avenues.
We periodically transfer future payments under certain of these contracts to third-party financial institutions on a non-recourse basis. We record such transfers as sales of the related accounts receivable when we surrender control of such receivables. In 2012, 2011 and 2010, we sold $14.3 million, $4.1 million and $31.6 million, respectively, of financing receivables to third-party financial institutions.
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
As of September 30, 2012 and 2011, we had outstanding forward contracts with notional amounts equivalent to the following:

	September 30,
Currency Hedged	2012	2011
	(in thousands)
Canadian/U.S. Dollar	$54,133	$92,748
Euro/U.S. Dollar	53,716	65,773
British Pound/Euro	388	3,993
Chinese Renminbi/U.S. Dollar	3,666	19,973
Japanese Yen/U.S. Dollar	13,415	13,676
Swiss Franc/U.S. Dollar	—	9,419
All other	8,585	7,350
Total	$133,903	$212,932
The accompanying consolidated balance sheets include net assets of $0.2 million and $5.5 million in other current assets as of September 30, 2012 and September 30, 2011, respectively, and a net liability of $2.0 million in accrued expenses and other current liabilities as of September 30, 2010 related to the fair value of our forward contracts.
Net gains and losses on foreign currency exposures, including realized and unrealized gains and losses on forward contracts, included in foreign currency net losses, were net losses of $5.9 million, $12.3 million and $2.9 million for 2012, 2011 and 2010, respectively. Excluding the underlying foreign currency exposure being hedged, net realized and unrealized gains and losses on forward contracts included in foreign currency net losses, were net losses of $3.6 million, $4.1 million and $1.8 million in 2012, 2011 and 2010, respectively.
In the third quarter of 2011, in connection with our planned acquisition of MKS, we entered into forward contracts to purchase CND$292 million (equivalent to approximately $305 million when we entered into the contracts). We entered into these forward contracts to reduce our foreign currency exposure related to changes in the Canadian to U.S. Dollar exchange rate from the time we entered into the agreement to acquire MKS (the purchase price was in Canadian Dollars) and the expected closing date. In the third quarter of 2011, we settled these contracts and recorded a net foreign currency loss of $4.4 million.
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
Software Development Costs
We incur costs to develop computer software to be licensed or otherwise marketed to customers. Research and development costs are expensed as incurred, except for costs of internally developed or externally purchased software that qualify for capitalization. Development costs for software to be sold externally incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized and, upon general release, are amortized using the greater of either the straight-line method over the expected life of the related products or based upon the pattern in which economic benefits related to such assets are realized. The straight-line method is used if it approximates the same amount of expense as that calculated using the ratio that current period gross product revenues bear to total anticipated gross product revenues. No development costs for software to be sold externally were capitalized in 2012, 2011 or 2010. In connection with acquisitions of businesses described in Note E, we capitalized software of $44.9 million and $0.4 million in 2011 and 2010, respectively. These assets are included in acquired intangible assets in the accompanying consolidated balance sheets.
Goodwill, Acquired Intangible Assets and Long-lived Assets
Goodwill is the amount by which the cost of acquired net assets in a business acquisition exceeded the fair values of net identifiable assets on the date of our purchase.
Goodwill is evaluated for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Factors we consider important, on an overall company basis and reportable-segment basis, when applicable, that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period and a reduction of our market capitalization relative to net book value. We perform our annual goodwill assessment as of the end of the third quarter. Our goodwill impairment assessment was based on the new guidance prescribed in ASU 2011-8. On July 2, 2011, the date of our previous goodwill impairment analysis,the estimated fair value of each reporting unit was approximately double its carrying value or higher. Because our fair value was well in excess of our carrying value on that date, and there were no other indicators that our goodwill had become impaired since that date, we elected to perform a qualitative assessment to test each reporting unit’s goodwill for impairment. Based on our qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be greater than its carrying amount no additional testing will be performed. If we determine that the fair value of a reporting unit is more likely than not to be less than its carrying amount, the two step impairment test will be performed. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.
Long-lived assets primarily include property and equipment and acquired intangible assets with finite lives (including purchased software, customer lists and trademarks). Purchased software is amortized over 3 to 10 years, customer lists are amortized over 4 to 12 years and trademarks are amortized over 3 to 7 years. We review long-lived assets for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis.

Advertising Expenses
Advertising costs are expensed as incurred. Total advertising expenses incurred were $2.8 million, $2.6 million and $2.4 million in 2012, 2011 and 2010, respectively.
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
Comprehensive Income
Comprehensive income consists of net income and other comprehensive income (loss), which includes foreign currency translation adjustments and changes in unrecognized actuarial gains and losses related to pension benefits. For the purposes of comprehensive income disclosures, we do not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as we intend to reinvest permanently undistributed earnings of our foreign subsidiaries. In 2012, we recorded a $2.0 million correction to deferred tax benefits on unrecognized actuarial losses related to pension benefits, which was not material to the current or prior periods. Accumulated other comprehensive loss is reported as a component of stockholders’ equity and, as of September 30, 2012 and 2011, was comprised of cumulative translation adjustment losses of $7.6 million and gains of $5.4 million, respectively, and unrecognized actuarial losses related to pension benefits net of tax of $64.9 million and $59.4 million, respectively.
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
The following table presents the calculation for both basic and diluted EPS:

	Year ended September 30,
	2012	2011	2010
	(in thousands, except per share data)
Net income (loss)	$(35,398)	$85,424	$24,368
Weighted average shares outstanding	118,705	117,579	115,639
Dilutive effect of employee stock options, restricted shares and restricted stock units	—	3,395	4,286
Diluted weighted average shares outstanding	118,705	120,974	119,925
Basic earnings (loss) per share	$(0.30)	$0.73	$0.21
Diluted earnings (loss) per share	$(0.30)	$0.71	$0.20
Due to the net loss generated in 2012, the dilutive effect of stock options, restricted shares and restricted stock units totaling 2.3 million was excluded from the computation of diluted EPS for that period as the effect would have been anti-dilutive. Stock options to purchase 0.2 million and 1.7 million shares for 2011 and 2010, respectively, were excluded from the computation of diluted EPS as their effect would have been anti-dilutive.
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
C. Restructuring Charges
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
The following table summarizes restructuring charges reserve activity for the three years ended September 30, 2012:

		For the year ended September 30, 2012
		2012 Restructuring Charges
	Historical Restructuring Charges	Employee Severance and Related Benefits	Facility Closures and Other Costs	Consolidated Total
	(in thousands)
Balance, October 1, 2009	$15,775	$—	$—	$15,775
Cash disbursements	(14,510)	—	—	(14,510)
Foreign currency impact	(100)	—	—	(100)
Balance, September 30, 2010	1,165	—	—	1,165
Cash disbursements	(502)	—	—	(502)
Foreign currency impact	3	—	—	3
Balance, September 30, 2011	666	—	—	666
Charges to operations	(187)	24,391	724	24,928
Cash disbursements	(269)	(20,401)	(277)	(20,947)
Foreign currency impact	—	(192)	6	(186)
Balance, September 30, 2012	$210	$3,798	$453	$4,461
The accrual for facility closures and related costs is included in accrued expenses in the consolidated balance sheet, and the accrual for employee severance and related benefits is included in accrued compensation and benefits in the consolidated balance sheet.
D. Property and Equipment
Property and equipment consisted of the following:

	September 30,
	2012	2011
	(in thousands)
Computer hardware and software	$224,558	$213,362
Furniture and fixtures	20,878	20,608
Leasehold improvements	46,393	42,453
Gross property and equipment	291,829	276,423
Accumulated depreciation and amortization	(228,363)	(213,854)
Net property and equipment	$63,466	$62,569
Depreciation expense was $30.4 million, $28.7 million and $28.2 million in 2012, 2011 and 2010, respectively.
E. Acquisitions
In 2011, we completed the acquisitions of MKS and 4CS described below. The results of operations of these acquired businesses have been included in our consolidated financial statements beginning on their respective acquisition dates. These acquisitions added $81.5 million and $26.8 million to our 2012 and 2011 revenue, respectively.
Acquisition-related costs were $3.8 million and $7.8 million in September 30, 2012 and 2011, respectively. Acquisition- related costs include charges related to acquisition integration activities (i.e., severance and professional fees). These costs have been classified in general and administrative expenses in the accompanying consolidated statements of operations.
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
MKS
On May 31, 2011, we acquired all of the outstanding common stock of MKS Inc. (MKS), a publicly held company based in Ontario, Canada, for $265.2 million, net of $33.2 million of cash acquired.
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

F. Goodwill and Acquired Intangible Assets
We have two reportable segments: (1) software products and (2) services. As of September 30, 2012 and 2011, goodwill and acquired intangible assets in the aggregate attributable to our software products reportable segment was $768.1 million and $806.0 million, respectively, and attributable to our services reportable segment was $28.1 million and $29.4 million, respectively. Goodwill is tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting segment below its carrying value. We completed our annual impairment review as of June 30, 2012 based on a qualitative assessment. Our qualitative assessment included company specific (financial performance and long-range plans), industry, and macroeconomic factors, as well as a sensitivity analysis of key model assumptions. Based on our qualitative assessment, we believe it is more-likely-than-not that the fair values of our reporting units exceed their carrying values and no further impairment testing is required. Through September 30, 2012, there have not been any events or changes in circumstances that indicate that the carrying values of goodwill or acquired intangible assets may not be recoverable.
Goodwill and acquired intangible assets consisted of the following:

	September 30, 2012			September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Goodwill (not amortized)			$610,347			$613,394
Intangible assets with finite lives (amortized) (1):
Purchased software	$177,166	$127,250	49,916	$178,388	$112,555	65,833
Capitalized software	22,877	22,877	—	22,877	22,877	—
Customer lists and relationships	227,097	93,215	133,882	227,961	75,050	152,911
Trademarks and trade names	11,013	8,967	2,046	11,035	7,967	3,068
Other	3,437	3,396	41	3,506	3,301	205
	$441,590	$255,705	185,885	$443,767	$221,750	222,017
Total goodwill and acquired intangible assets			$796,232			$835,411
 (1)    The weighted average useful lives of purchased software, customer lists and relationships, trademarks and trade names and other intangible assets with a remaining net book value are 8 years, 10 years, 7 years and 4 years, respectively.
The changes in the carrying amounts of goodwill at September 30, 2012 from October 1, 2010 are due to the impact of acquisitions (described in Note E) and to foreign currency translation adjustments related to those asset balances that are recorded in non-U.S. currencies.
Changes in goodwill presented by reportable segment were as follows:

	Software Products Segment	Services Segment	Total
	(in thousands)
Balance, October 1, 2010	$400,965	$17,544	$418,509
Acquisition of MKS	182,758	7,000	189,758
Acquisition of 4CS	9,071	442	9,513
Foreign currency translation adjustments	(4,351)	(35)	(4,386)
Balance, September 30, 2011	588,443	24,951	613,394
Acquisition of 4CS	(950)	—	(950)
Foreign currency translation and other adjustments	(2,024)	(73)	(2,097)
Balance, September 30, 2012	$585,469	$24,878	$610,347
The aggregate amortization expense for intangible assets with finite lives recorded for the years ended September 30, 2012, 2011 and 2010 was reflected in our consolidated statements of operations as follows:

	Year ended September 30,
	2012	2011	2010
	(in thousands)
Amortization of acquired intangible assets	$20,303	$18,319	$15,605
Cost of license revenue	15,819	15,393	18,367
Total amortization expense	$36,122	$33,712	$33,972
The estimated aggregate future amortization expense for intangible assets with finite lives remaining as of September 30, 2012 is $36.0 million for 2013, $34.1 million for 2014, $30.6 million for 2015, $23.1 million for 2016, $19.5 million for 2017, and $42.6 million thereafter.
G. Income Taxes
Our income (loss) before income taxes consisted of the following:

	Year ended September 30,
	2012	2011	2010
	(in thousands)
Domestic	$(11,422)	$(23,984)	$(31,837)
Foreign	132,158	128,532	113,973
Total income before income taxes	$120,736	$104,548	$82,136
Our provision for income taxes consisted of the following:

	Year ended September 30,
	2012	2011	2010
	(in thousands)
Current:
Federal	$8,534	$22,849	$5,755
State	1,733	(192)	(177)
Foreign	41,101	31,530	30,192
	51,368	54,187	35,770
Deferred:
Federal	106,041	(31,303)	30,570
State	7,706	(2,176)	733
Foreign	(8,981)	(1,584)	(9,305)
	104,766	(35,063)	21,998
Total provision for income taxes	$156,134	$19,124	$57,768
The reconciliation between the statutory federal income tax rate and our effective income tax rate is shown below:

	Year ended September 30,
	2012	2011	2010
Statutory federal income tax rate	35%	35%	35%
Change in valuation allowance	103%	3%	4%
State income taxes, net of federal tax benefit	—%	(2)%	1%
Federal and state research and development credits	(1)%	(5)%	(1)%
Tax audit and examination settlements	1%	—%	1%
Foreign rate differences	(16)%	(15)%	(26)%
Subsidiary reorganization	3%	1%	53%
Other, net	4%	1%	3%
Effective income tax rate	129%	18%	70%

In 2012, our effective tax rate was higher than the 35% statutory federal income tax rate due primarily to the recording of a $124.5 million charge to the income tax provision related to the establishment of a valuation allowance on U.S. net deferred tax assets. This increase was offset in part as a result of our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate. Our 2012 provision included $4.2 million related to the restructuring of our Canadian operations that resulted in a change in the tax status of the foreign legal entity and a discrete non-cash charge of $1.4 million related to the impact of a Japanese legislative change on our Japan entities' deferred tax assets. Additionally, our 2012 tax provision reflects a $7.8 million provision related to a research and development cost sharing prepayment by a foreign subsidiary to the U.S. We made a comparable prepayment in 2011. Foreign rate differences in our effective tax rate reconciliation above include the effect of the current year deferred charges associated with intercompany transactions.
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
In 2011, we continued the reorganization of our legal entity structure which began in 2010 to support our tax and cash planning. The 2011 reorganization resulted in a $46.4 million taxable gain in the U.S. The tax on this gain was offset in part by the reversal of a deferred tax liability for unremitted earnings of a foreign subsidiary of $6.5 million (established in 2010 in contemplation of this transaction), the recognition of foreign tax credits previously not benefitted, and foreign tax credits generated as a result of this transaction.

During the fourth quarter of 2010, we undertook a reorganization of our legal entity structure to support our tax and cash planning. The objective of this reorganization was to enable significant re-deployment and repatriation of cash between our international and domestic operations. This reorganization resulted in $446 million of foreign source taxable gain in the U.S., which was offset by foreign tax credits, primarily generated as a result of this transaction, and carry forward credits available. A significant amount of these carry forward credits were previously unrecognized due to the uncertainty of generating foreign source income in the U.S. The net tax effect of this reorganization was a $43.4 million tax provision in the U.S. While this reorganization drove a one-time increase in our 2010 effective income tax rate of 53%, it had no material effect on cash taxes paid. Our 2010 tax provision reflected a $6.0 million provision related to a research and development (R&D) cost sharing prepayment by a foreign subsidiary to the U.S. This prepayment had no impact on our 2010 tax rate as the same prepayment was made in 2009. Additionally, we established a full valuation allowance on foreign tax credits not expected to be realized.
In the first quarter of 2009, we completed a realignment of our European business which, in part, resulted in a one-time taxable gain in the U.S. This taxable gain enabled us to recognize current year and previously unrecognized tax credits. The resulting tax impact of this one-time gain was deferred over the useful life of the property being transferred. and as of September 30, 2012 and 2011, the accompanying consolidated balance sheet included deferred charges of $7.7 million ($3.6 million in other current assets and $4.1 million in other assets) and $11.4 million ($3.6 million in other current assets and $7.8 million in other assets), respectively.
At September 30, 2012 and 2011, income taxes payable and income tax accruals recorded in accrued income taxes, other current liabilities, and other liabilities on the accompanying consolidated balance sheets were $16.4 million ($0.8 million in accrued income taxes, $4.4 million in other current liabilities and $11.2 million in other liabilities) and $27.5 million ($11.9 million in accrued income taxes, $5.4 million in other current liabilities and $10.2 million in other liabilities), respectively. At September 30, 2012 and 2011, prepaid taxes recorded in prepaid expenses on the accompanying consolidated balance sheets were $0.7 million and $0.0 million, respectively. We made net income tax payments of $53.0 million, $28.1 million and $34.3 million in 2012, 2011 and 2010, respectively.
The significant temporary differences that created deferred tax assets and liabilities are shown below:

	September 30,
	2012	2011
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$23,879	$29,785
Foreign tax credits	—	5,403
Capitalized research and development expense	59,562	66,957
Pension benefits	29,651	25,431
Deferred maintenance revenue	34,618	13,786
Stock-based compensation	17,137	15,723
Accrual for litigation	16,310	17,893
Other reserves not currently deductible	18,083	15,728
Amortization of intangible assets	10,658	7,552
Other tax credits	23,899	20,432
Depreciation	5,582	4,816
Other	8,464	6,859
Gross deferred tax assets	247,843	230,365
Valuation allowance	(170,404)	(38,600)
Total deferred tax assets	77,439	191,765
Deferred tax liabilities:
Acquired intangible assets not deductible	(53,030)	(58,303)
Pension prepayments	(12,475)	(10,957)
Other	(651)	(649)
Total deferred tax liabilities	(66,156)	(69,909)
Net deferred tax assets	$11,283	$121,856

The change in the net deferred tax asset to $11.3 million in 2012 from $121.9 million in 2011 includes the establishment of a valuation allowance on U.S. net deferred tax assets. In the fourth quarter of 2012, we recorded a $124.5 million non-cash charge to the income tax provision to establish a valuation allowance against all of our U.S. deferred tax assets, which were net of approximately $28 million of U.S. deferred tax liabilities. There were $6.1 million of U.S. deferred tax liabilities related to indefinite-lived intangible assets that were not available to be offset against deferred tax assets. The accounting guidance for income taxes requires that deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets, including carryforwards and deductible temporary differences, depends on the existence of sufficient taxable income of the same character during the carryback or carryforward period. We considered all sources of taxable income available to realize the deferred tax assets, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years and tax-planning strategies.
In making a determination whether to record a valuation allowance, we weighed all available evidence, both positive and negative, including our cumulative profitability on a pre-tax basis for the last three years and our estimate of future pre-tax results. On a pre-tax basis (adjusted for permanent differences) for the three years ended September 30, 2012, we have cumulative U.S. profits, including the tax effect of legal entity reorganizations in 2010 and 2011 described above. However, based on our fiscal 2013 plan completed in the fourth quarter of 2012, we now estimate that the U.S. will generate a taxable loss in 2013 sufficient to result in cumulative three year losses by the end of 2013. Our 2012 results and our forecast for 2013 have not shown the improvement to U.S. earnings previously forecast. Although we anticipate continued improvement in U.S. core earnings, the turnaround to operating profitability is not anticipated in the near term. We had also anticipated that we would execute a legal entity reorganization of a foreign subsidiary that would generate sufficient U.S. taxable income to result in cumulative U.S. profits through at least 2013. We have now determined that this tax planning strategy is not feasible. As a result, we do not expect to generate sufficient U.S. taxable income in the near future to realize our U.S. net deferred tax assets.
In the first quarter of 2013, our acquisition of Servigistics, Inc. will be accounted for as a business combination. Assets acquired, including the fair values of acquired intangible assets, and liabilities assumed will be recorded in purchase accounting. In conjunction with recording the finite-lived acquired intangible assets, we anticipate that we will be recording deferred tax liabilities equal to the tax effect of the acquired intangible assets that are not deductible for income tax purposes. We anticipate that, in purchase accounting, Servigistics will be in a U.S. net deferred tax liability position, which will result in an adjustment to decrease our valuation allowance on U.S. net deferred tax assets. As this decrease in the valuation allowance is not part of the purchase accounting for Servigistics (the fair value of the assets acquired and liabilities assumed) it will be recorded as an income tax benefit. We expect our tax provision in the first quarter of 2013 to be an income tax benefit, net, due to the release of a significant portion of the valuation allowance on U.S. net deferred tax assets as a result of purchase accounting for Servigistics.
For U.S. tax return purposes, net operating loss carryforwards (NOL) and tax credits are generally available to be carried forward to future years, subject to certain limitations. At September 30, 2012, we had U.S. federal NOL carryforwards of $2.9 million from acquisitions, consisting of $1.0 million from MKS which expire beginning in 2020 through 2030, $1.1 million from CoCreate which expire beginning in 2019 through 2027, and $0.7 million from 4CS which expire in 2030. The utilization of these NOL carryforwards is limited as a result of the change in ownership rules under Internal Revenue Code Section 382. As of September 30, 2012, we had Massachusetts research and development credit carryforwards of $18.3 million, which expire beginning in 2016 and ending in 2027. A full valuation allowance is recorded against these carryforwards.
We also have loss carryforwards in non-U.S. jurisdictions totaling $110.3 million, the majority of which do not expire. There are limitations imposed on the utilization of such NOLs that could restrict the recognition of any tax benefits.
As of September 30, 2012, we have a valuation allowance of $147.1 million against net deferred tax assets in the U.S. and a remaining valuation allowance of $23.3 million against net deferred tax assets in certain foreign jurisdictions. The valuation allowance recorded against net deferred tax assets of certain foreign jurisdictions is established primarily for our net operating loss carryforwards, the majority of which do not expire. There are limitations imposed on the utilization of such net operating losses that could restrict the recognition of any tax benefits.
The changes to the valuation allowance were primarily due to:

	Year ended September 30,
	2012	2011	2010
	(in millions)
Valuation allowance beginning of year	$38.6	$40.5	$46.3
Net release of valuation allowance (1)	—	(2.4)	(16.8)
Establish valuation allowance in the U.S.	124.5	—	4.8
Net increase in deferred tax assets for foreign jurisdictions with a full valuation allowance	—	—	2.8
Net decrease in deferred tax assets for foreign jurisdictions with a full valuation allowance	(2.1)	(0.8)	(0.3)
Establish valuation allowance in foreign jurisdictions	0.6	—	—
Adjust deferred tax asset and valuation allowance in the U.S. primarily for tax credits	8.8	1.3	3.7
Valuation allowance end of year	$170.4	$38.6	$40.5

(1)
In 2011 and 2010, this net reduction is primarily attributed to the release of the valuation allowance on foreign tax credits in the U.S. In both 2011 and 2010, this was the result of the subsidiary reorganizations described previously. As such, the current year change is included in subsidiary reorganization in the reconciliation between our statutory income tax rate and our effective income tax rate.

Our policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of our income tax provision. In 2012, 2011 and 2010, we included in our income tax provision $0.3 million, $0.3 million and $0.5 million, respectively, of net interest expense and penalty expense of $0.1 million in 2012 and 2010. In 2011, we had no tax penalty expense in our income tax provision. As of September 30, 2012 and 2011, we had accrued $2.3 million and $2.0 million, respectively, of net estimated interest expense related to income tax accruals. We had $0.1 million of accrued tax penalties as of September 30, 2012.
As of September 30, 2012, we had an unrecognized tax benefit of $19.1 million ($19.1 million net of tax benefits from other jurisdictions). As of September 30, 2011, we had an unrecognized tax benefit of $16.2 million ($15.9 million net of tax benefits from other jurisdictions). If all of our unrecognized tax benefits as of September 30, 2012 were to become recognizable in the future, we would record a benefit to the income tax provision of $18.3 million which would be partially offset by an increase in the U.S. valuation allowance of $5.3 million. Changes in the unrecognized tax benefit were due to:

	Year ended September 30,
	2012		2011	2010
	(in millions)
Unrecognized tax benefit beginning of year	$16.2		$15.9	$16.9
Tax positions related to current year	3.4		1.1	1.2
Tax positions related to prior years	0.9		(0.8)	(2.2)
Statute expirations	(1.4)	—	—	—
Unrecognized tax benefit end of year	$19.1		$16.2	$15.9
Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates. We anticipate the settlement of tax audits may be finalized within the next twelve months and could result in a decrease in our unrecognized tax benefits of up to $6 million.
In the normal course of business, PTC and its subsidiaries are examined by various taxing authorities, including the IRS in the United States. As of September 30, 2012, we remained subject to examination in the following major tax jurisdictions for the tax years indicated:

Major Tax Jurisdiction	Open Years
United States	2009 through 2012
Germany	2007 through 2012
France	2009 through 2012
Japan	2006 through 2012
Ireland	2008 through 2012
We incurred expenses related to stock-based compensation in 2012, 2011 and 2010 of $51.3 million, $45.4 million and $48.9 million, respectively. Accounting for the tax effects of stock-based awards requires that we establish a deferred tax asset as the compensation is recognized for financial reporting prior to recognizing the tax deductions. The tax benefit recognized in the consolidated statement of operations related to stock-based compensation totaled $2.8 million, $13.6 million and $14.8 million in 2012, 2011 and 2010, respectively. Upon the settlement of the stock-based awards (i.e., exercise, vesting, forfeiture or cancellation), the actual tax deduction is compared with the cumulative financial reporting compensation cost and any excess tax deduction is considered a windfall tax benefit, and is tracked in a “windfall tax benefit pool” to offset any future tax deduction shortfalls and will be recorded as increases to additional paid-in capital (APIC) in the period when the tax deduction reduces income taxes payable. In 2012 and 2011, we recorded net windfalls of $1.1 million and $9.4 million to APIC, respectively. In 2010, we recorded a net shortfall of $1.1 million. We follow the with-and-without approach for the direct effects of windfall tax deductions to determine the timing of the recognition of benefits for windfall tax deductions. We follow the direct method for indirect effects. As of September 30, 2012, the tax effect of windfall tax deductions which had not yet reduced taxes payable was $18.0 million.
In the fourth quarter of 2010, in conjunction with the subsidiary reorganization completed in 2010 and a subsequent transfer executed in 2011, we changed our assertion on the undistributed earnings of certain foreign subsidiaries resulting in a tax charge of $43.4 million in 2010 and a benefit of $0.7 million was recorded to foreign currency translation adjustment in accumulated other comprehensive income. With the exception of this continued reorganization, we have not provided for U.S. income taxes or foreign withholding taxes on foreign unrepatriated earnings as it is our current intention to permanently reinvest these earnings outside the U.S. unless it can be done with no significant tax cost. If we decide to change this assertion in the future to repatriate any additional non-U.S. earnings, we may be required to establish a deferred tax liability on such earnings through a charge to our income tax provision. The cumulative amount of undistributed earnings of our subsidiaries for which U.S. income taxes have not been provided totaled approximately $209 million and $99 million as of September 30, 2012 and 2011, respectively. The amount of unrecognized deferred tax liability on the undistributed earnings cannot be practicably determined at this time. However, we do currently have an outstanding loan receivable in the amount of $280.7 million owed to the U.S. from our top tier foreign subsidiary that can be repaid to repatriate foreign generated cash to the U.S. without tax cost.
H. Debt
Credit Agreement
In August 2012, we entered into a multi-currency credit facility (the credit facility) with a syndicate of ten banks for which JPMorgan Chase Bank, N.A. acts as Administrative Agent. The credit facility replaced a revolving credit facility with the same banks (the previous credit facility) entered into in August 2010. We expect to use the credit facility for general corporate purposes, including acquisitions of businesses and working capital requirements. As of September 30, 2012, the fair value of our credit facility approximates our book value.
The new credit facility consists of a $150 million term loan and a $300 million revolving loan commitment, and may be increased by an additional $150 million (in the form of revolving loans or term loans, or a combination thereof) if the existing or additional lenders are willing to make such increased commitments. The revolving loan commitment does not require amortization of principal. The term loan requires prepayment of principal at the end of each calendar quarter, beginning with the quarter ending December 31, 2012. The revolving loan and term loan may be repaid in whole or in part prior to the scheduled maturity dates at PTC's option without penalty or premium. The credit facility matures on August 16, 2017, when all remaining amounts outstanding will be due and payable in full. We are required to make principal payments under the term loan of $7.5 million, $15.0 million, $15.0 million, $22.5 million and $90.0 million in 2013, 2014, 2015, 2016 and 2017, respectively.
PTC is the sole borrower under the credit facility. The obligations under the credit facility are guaranteed by PTC’s material domestic subsidiaries and 65% of the voting equity interests of PTC’s material first-tier foreign subsidiaries are pledged as collateral for the obligations.
As of September 30, 2012, we had $370 million outstanding under the credit facility (including $230 million borrowed in connection with our October 2012 acquisition of Servigistics described in Note O) comprised of the 150 million term loan and a $220 million revolving loan. As of September 30, 2011, we had a $200 million revolving loan outstanding under the previous credit facility. Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by the Company as described below. As of September 30, 2012, the annual rate on the term loan was 1.8125%, which will reset on November 15, 2012 and the annual interest rate on the revolving loan was 1.8125% which will reset on December 13, 2012. Interest rates on borrowings outstanding under the credit facility range from 1.25% to 1.625% above an adjusted LIBO rate for Eurodollar-based borrowings or would range from 0.25% to 0.625% above the defined base rate (the greater of the Prime Rate, the Federal Funds Effective Rate plus 0.005%, or an adjusted LIBO rate plus 1%) for base rate borrowings, in each case based upon PTC’s leverage ratio. Additionally, PTC may borrow certain foreign currencies at rates set in the same range above the respective London interbank offered interest rates for those currencies, based on PTC’s leverage ratio. A quarterly commitment fee on the undrawn portion of the credit facility is required, ranging from 0.20% to 0.30% per annum, based upon PTC’s leverage ratio.
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

•
a fixed charge coverage ratio, defined as the ratio of consolidated trailing four quarters EBITDA less consolidated capital expenditures to consolidated fixed charges, of no less than 3.50 to 1.00 at any time.

As of September 30, 2012, our leverage ratio was 1.40 to 1.00 and our fixed charge coverage ratio was 60.53 to 1.00. We were in compliance with all financial and operating covenants of the credit facility as of September 30, 2012.
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
We incurred $1.8 million, $1.0 million, and $2.6 million of origination costs in 2012, 2011, and 2010, respectively, in connection with entering into the new and previous credit facilities and amending the previous credit facility in 2011. These origination costs were recorded as deferred debt issuance costs when incurred and are being expensed over the remaining term of the new credit facility.
In 2012, 2011 and 2010, we paid $3.7 million, $1.5 million and $0.7 million, respectively, of interest on the credit facilities. The average interest rate on borrowings outstanding during 2012, 2011 and 2010 was approximately 1.8%, 2.1% and 1.6%, respectively.
I. Commitments and Contingencies
Leasing Arrangements
We lease office facilities and certain equipment under operating leases expiring at various dates through 2023. Certain leases require us to pay for taxes, insurance, maintenance and other operating expenses in addition to rent. Lease expense, net of sublease income, was $37.8 million, $35.7 million and $37.5 million in 2012, 2011 and 2010, respectively. At September 30, 2012, our future minimum lease payments (net of sublease income) under noncancellable operating leases are as follows:

Year ending September 30,	(in thousands)
2013	$43,088
2014	34,430
2015	28,221
2016	22,156
2017	17,042
Thereafter	71,637
Total minimum lease payments	$216,574
Amounts above include future minimum lease payments for our corporate headquarters facility, located in Needham, Massachusetts. The lease for our headquarters facility was renewed in the first quarter of 2011 for an additional 10 years (through November 2022). The new lease provides for $12.8 million in landlord funding for leasehold improvements which we expect to complete in 2013. We will capitalize these leasehold improvements as the assets are placed in service and amortize them to expense over the shorter of the lease term or their expected useful life. The $12.8 million of funding by the landlord is not included in the table above and reduces rent expense over the lease term.
As of September 30, 2012 and 2011, we had letters of credit and bank guarantees outstanding of $3.7 million (of which $1.2 million was collateralized) and $3.8 million (of which $1.1 million was collateralized), respectively, primarily related to our corporate headquarters lease.
Legal and Regulatory Matters
China Investigation
We have been investigating payments by and expenses of certain business partners and employees in China that raise questions of compliance with laws, including the Foreign Corrupt Practices Act, and/or compliance with our business policies. In connection with this matter, we have terminated certain employees and business partners in China, which may have an adverse impact on our level of sales in China until replacements for those employees and business partners are in place and productive. Revenue from China has historically represented 6% to 7% of our total revenue. We have voluntarily disclosed the results of our investigation and associated remedial actions to the United States Department of Justice and the Securities and Exchange Commission and are continuing to provide additional information as requested by those agencies with respect to this matter. Resolution of this matter could include fines or other sanctions but we are unable to estimate an amount, if any.
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
Accruals
With respect to legal proceedings and claims, we record an accrual for a contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. For legal proceedings and claims for which the likelihood that a liability has been incurred is more than remote but less than probable, we estimate the range of possible outcomes. As of September 30, 2012, we had a legal proceedings and claims accrual of 0.5 million.
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
Common Stock
Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors has periodically authorized us to repurchase shares of our common stock. Under our current authorization, approved by our Board of Directors in September 2012, we are authorized to repurchase up to $100 million worth of shares with cash from operations in the period October 1, 2012 through September 30, 2013. In 2012, we repurchased 1.6 million shares at a cost of $35.0 million. In 2011 and 2010, we repurchased 2.6 million shares at a cost of $54.9 million and 3.7 million shares at a cost of $62.5 million, respectively. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued. Future repurchases of shares will reduce our cash balances.
K. Equity Incentive Plan
Our 2000 Equity Incentive Plan (2000 Plan) provides for grants of nonqualified and incentive stock options, common stock, restricted stock, restricted stock units and stock appreciation rights to employees, directors, officers and consultants. We award restricted stock and restricted stock units as the principal equity incentive awards, including certain performance-based awards that are earned based on achieving performance criteria established by the Compensation Committee of our Board of Directors generally on or prior to the grant date. Each restricted stock unit represents the contingent right to receive one share of our common stock.
The fair value of restricted shares and restricted stock units granted in 2012, 2011 and 2010 was based on the fair market value of our stock on the date of grant. The weighted average fair value per share of restricted shares and restricted stock units granted in 2012, 2011 and 2010 was $20.16, $21.91 and $16.07, respectively. Pre-vesting forfeiture rates for purposes of determining stock-based compensation for all periods presented were estimated by us to be 0% for directors and executive officers, 4% for vice president-level employees and 7% for all other employees.
The following table shows total stock-based compensation expense recorded from our stock-based awards as reflected in our consolidated statements of operations:

	Year ended September 30,
	2012	2011	2010
	(in thousands)
Cost of license revenue	$22	$15	$24
Cost of service revenue	8,916	7,732	9,122
Sales and marketing	13,809	11,428	13,432
Research and development	8,761	8,547	9,480
General and administrative	19,797	17,680	16,853
Total stock-based compensation expense	$51,305	$45,402	$48,911
As of September 30, 2012, total unrecognized compensation cost related to unvested restricted shares and restricted stock units expected to vest was approximately $58.5 million and the weighted average remaining recognition period for unvested awards was 13 months.

As of September 30, 2012, 1.4 million shares of common stock were available for grant under the 2000 Plan and 5.7 million shares of common stock were reserved for issuance upon the exercise of stock options and vesting of restricted stock units granted and outstanding.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value as of September 30, 2012
Restricted stock activity for the year ended September 30, 2012	(in thousands except grant date fair value data)
Balance of nonvested outstanding restricted stock October 1, 2011	90	$21.30
Granted (1)	59	$25.14
Vested	(77)	$21.23
Balance of nonvested outstanding restricted stock September 30, 2012	72	$24.49	$1,570

(1)	These shares were issued to our non-employee directors as part of their compensation. The restrictions on these shares generally lapse in one or two equal annual installments from the date of grant.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value as of September 30, 2012
Restricted stock unit activity for the year ended September 30, 2012	(in thousands except grant date fair value data)
Balance of nonvested outstanding restricted stock units October 1, 2011	5,492	$17.75
Granted	2,786	$20.06
Vested	(2,742)	$15.71
Forfeited or not earned	(402)	$19.00
Balance of nonvested outstanding restricted stock units September 30, 2012	5,134	$19.99	$112,165

	Restricted Stock (1)		Restricted Stock Units
Restricted stock and restricted stock unit grants	Performance-based	Time-based	Performance-based (2)	Time-based (3)
(in thousands)
	(Number of Shares)		(Number of Units)
Year ended September 30, 2012	—	59	780	2,006

(1)
Of the time-based shares of restricted stock, 9,402 were issued to a non-employee director in connection with a consulting contract we entered into with him. The restrictions on these shares lapse in two substantially equal installments from the date of grant. The remaining 49,252 were issued to non-employee directors. The restrictions on these shares lapse one year from the date of grant.

(2)
Of these performance-based RSUs, 11,899 will be eligible to vest on the later of November 15, 2012 and the date the Compensation Committee determines the extent to which the performance criteria have been achieved and 417,508 will be eligible to vest in three substantially equal installments on the later of November 15, 2012 and the date the Compensation Committee determines the extent to which performance criteria have been achieved, November 15, 2013 and November 15, 2014; and 309,976 are eligible to vest in two substantially equal installments on the later of each of November 15, 2013 and November 15, 2014 and the date the Compensation Committee determines the extent to which the applicable performance criteria have been achieved (RSUs not earned for 2013 may be earned for 2014 to the extent the cumulative performance criteria are achieved). The remaining 40,698 have been forfeited.

(3)	The time-based RSUs were issued to employees, including some of our executive officers. These time-based RSUs will vest in three substantially equal annual installments from the date of grant.
Until July 2005, we generally granted stock options. For those options, the option exercise price was typically the fair market value at the date of grant, and they generally vested over four years and expired ten years from the date of grant.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock option activity for the year ended September 30, 2012	(in thousands)		(in years)	(in thousands)
Outstanding:
Balance October 1, 2011	3,004	$9.89
Granted	—	$—
Cancelled	(152)	$16.43
Exercised	(2,279)	$9.33
Balance, September 30, 2012	573	$10.36	1.59	$6,539
Exercisable September 30, 2012	556	$10.48	1.53	$6,283

	Year ended September 30,
	2012	2011	2010
Value of stock option and stock-based award activity	(in thousands)
Total intrinsic value of stock options exercised	$31,746	$15,983	$10,528
Total fair value of restricted stock and restricted stock unit awards vested	$65,574	$68,772	$63,457
In 2012, shares issued upon vesting of restricted stock units were net of 0.9 million shares retained by us to cover employee tax withholdings of $21.0 million. In 2011, shares issued upon vesting of restricted stock units were net of 1.0 million shares retained by us to cover employee tax withholdings of $22.5 million. In 2010, shares issued upon vesting of restricted stock and restricted stock units were net of 1.2 million shares retained by us to cover employee tax withholdings of $20.3 million.
L. Employee Benefit Plan
We offer a savings plan to eligible U.S. employees. The plan is intended to qualify under Section 401(k) of the Internal Revenue Code. Participating employees may defer a portion of their pre-tax compensation, as defined, but not more than statutory limits. We contribute 50% of the amount contributed by the employee, up to a maximum of 6% of the employee’s earnings. Our matching contributions vest at a rate of 25% per year of service, with full vesting after 4 years of service. We made matching contributions of $4.9 million, $4.4 million, and $4.2 million in 2012, 2011 and 2010, respectively.
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
The following table presents the actuarial assumptions used in accounting for the pension plans:

	U.S. Plan			International Plans
	2012	2011	2010	2012	2011	2010
Weighted average assumptions used to determine benefit obligations at September 30 measurement date:
Discount rate	4.00%	4.50%	5.00%	3.4%	4.8%	4.0%
Rate of increase in future compensation (1)	—%	—%	—%	3.0%	3.0%	2.1%
Weighted average assumptions used to determine net periodic pension cost for fiscal years ended September 30:
Discount rate	4.50%	5.00%	5.50%	4.8%	4.0%	5.1%
Rate of increase in future compensation	—%	—%	—%	3.0%	2.7%	2.1%
Rate of return on plan assets	7.25%	7.25%	7.50%	5.4%	5.6%	6.1%

(1)
The rate of increase in future compensation is weighted for all plans, ongoing and frozen (with a 0% increase for frozen plans). The weighted rate of increase for ongoing non-U.S. plans was 3% at September 30, 2012 and 2011.

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
As of September 30, 2012, for the U.S. plan and the international plans, the weighted long-term rate of return assumption is 7.25% and 5.40%, respectively. These rates of return, together with the assumptions used to determine the benefit obligations as of September 30, 2012 in the table above, will be used to determine our 2013 net periodic pension cost, which we expect to be approximately $5 million.
The actuarially computed components of net periodic pension cost recognized in our consolidated statements of operations for each year are shown below:

	U.S. Plan			International Plans
	2012	2011	2010	2012	2011	2010
	(in thousands)
Interest cost of projected benefit obligation	$5,490	$5,627	$5,626	$2,554	$2,382	$2,401
Service cost	—	—	—	1,882	1,782	1,563
Expected return on plan assets	(5,412)	(5,373)	(4,881)	(1,929)	(2,254)	(2,291)
Amortization of prior service cost	—	—	—	(7)	—	—
Recognized actuarial loss (gain)	2,967	2,549	2,344	341	334	(26)
Net periodic pension cost	$3,045	$2,803	$3,089	$2,841	$2,244	$1,647
The following tables display the change in benefit obligation and the change in the plan assets and funded status of the plans as well as the amounts recognized in our consolidated balance sheets:

	U.S. Plan		International Plans		Total
	Year ended September 30,
	2012	2011	2012	2011	2012	2011
	(in thousands)
Change in benefit obligation:
Projected benefit obligation—beginning of year	$123,645	$113,558	$55,382	$58,828	$179,027	$172,386
Service cost	—	—	1,882	1,782	1,882	1,782
Interest cost	5,490	5,627	2,554	2,382	8,044	8,009
Actuarial loss	8,449	8,467	14,724	(6,416)	23,173	2,051
Foreign exchange impact	—	—	(2,132)	39	(2,132)	39
Participant contributions	—	—	421	445	421	445
Benefits paid	(7,883)	(4,007)	(1,423)	(1,605)	(9,306)	(5,612)
Plan Amendments	—	—	—	(73)	—	(73)
Projected benefit obligation—end of year	$129,701	$123,645	$71,408	$55,382	$201,109	$179,027
Change in plan assets and funded status:
Plan assets at fair value—beginning of year	$74,367	$75,953	$36,414	$39,167	$110,781	$115,120
Actual return on plan assets	13,995	2,421	2,504	(4,022)	16,499	(1,601)
Employer contributions	5,537	—	2,129	2,206	7,666	2,206
Participant contributions	—	—	421	445	421	445
Foreign exchange impact	—	—	(1,228)	223	(1,228)	223
Benefits paid	(7,883)	(4,007)	(1,423)	(1,605)	(9,306)	(5,612)
Plan assets at fair value—end of year	86,016	74,367	38,817	36,414	124,833	110,781
Projected benefit obligation—end of year	129,701	123,645	71,408	55,382	201,109	179,027
Underfunded status	$(43,685)	$(49,278)	$(32,591)	$(18,968)	$(76,276)	$(68,246)
Accumulated benefit obligation—end of year	$129,701	$123,645	$66,287	$51,083	$195,988	$174,728
Amounts recognized in the balance sheet:
Non-current liability	$(43,685)	$(49,278)	$(32,591)	$(18,968)	$(76,276)	$(68,246)
Amounts in accumulated other comprehensive loss:
Unrecognized actuarial loss	$75,370	$78,470	$21,068	$7,722	$96,438	$86,192
We expect to recognize approximately $4.0 million of the unrecognized actuarial loss as of September 30, 2012 as a component of net periodic pension cost in 2013.
The following table shows the percentage of total plan assets for each major category of plan assets:

	U.S. Plan		International Plans
	September 30,
	2012	2011	2012	2011
Asset category:
Equity securities	65%	60%	46%	41%
Fixed income securities	33%	40%	27%	31%
Insurance company	—%	—%	25%	26%
Cash	2%	—%	2%	2%
	100%	100%	100%	100%
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
In 2012, our actual return on plan assets was a gain of $16.5 million compared to a loss of $1.6 million in 2011 and a gain of $7.7 million in 2010.
Based on actuarial valuations and additional voluntary contributions, we contributed $7.7 million, $2.2 million, and $9.2 million in 2012, 2011 and 2010, respectively, to the plans. We expect to make contributions totaling approximately $9.3 million in 2013.
As of September 30, 2012, benefit payments expected to be paid over the next ten years are outlined in the following table:

	U.S. Plan	International Plans	Total
	(in thousands)
Year ending September 30,
2013	$4,457	$1,681	$6,138
2014	4,884	1,709	6,593
2015	5,299	1,862	7,161
2016	5,739	2,044	7,783
2017	6,207	2,125	8,332
2018 to 2022	39,320	16,151	55,471
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

	September 30, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
U.S. plan assets-common/collective trusts:
Cash equivalents	$—	$1,339	$—	$1,339
Fixed income securities:
U.S. Treasury, agency and other local government and non-corporate	—	11,827	—	11,827
Mortgage-backed	—	7,382	—	7,382
Corporate investment grade	—	8,353	—	8,353
Corporate high yield	—	848	—	848
U.S. equity securities:
Large capitalization stocks	—	36,222	—	36,222
Small capitalization stocks	—	8,454	—	8,454
U.S. real estate investment trusts	—	828	—	828
International equity securities:
Large/mid capitalization stocks	—	9,670	—	9,670
Small capitalization stocks	—	83	—	83
Emerging large/mid capitalization stocks	—	78	—	78
Commodities	—	932	—	932
	$—	$86,016	$—	$86,016
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

	September 30, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
International plan assets:
Fixed income securities:
Government	$7,006	$—	$—	$7,006
Europe corporate investment grade	3,578	—	—	3,578
Europe large capitalization stocks	17,767	—	—	17,767
Insurance company funds (1)	—	9,887	—	9,887
Cash	579	—	—	579
	$28,930	$9,887	$—	$38,817
 (1)These investments are comprised primarily of funds invested with an insurance company in Japan with a guaranteed rate of return. The insurance company invests these assets primarily in government and corporate bonds.
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
The revenue and operating income attributable to these operating segments are summarized as follows:

	Year ended September 30,
	2012	2011	2010
	(in thousands)
Software Products segment revenue	$935,472	$875,511	$770,808
Services segment revenue	320,207	291,438	239,241
Total revenue	$1,255,679	$1,166,949	$1,010,049
Operating income: (1)
Software Products segment	$598,344	$557,879	$465,968
Services segment (2)	41,793	22,577	19,214
Sales and marketing expenses	(392,956)	(353,051)	(317,532)
General and administrative expenses	(119,085)	(110,291)	(92,875)
Total operating income	128,096	117,114	74,775
Other income (expense)	(7,360)	(12,566)	7,361
Income before income taxes	$120,736	$104,548	$82,136

(1)
We recorded restructuring charges of $24.9 million in 2012. Software Products included $4.1 million; Services included $4.0 million; sales and marketing expenses included $15.2 million; and general and administrative expenses included $1.6 million of the total restructuring and in-process research and development charges recorded in 2012.

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

We report revenue by product group, Desktop and Enterprise. Desktop revenue includes our CAD Solutions, primarily: PTC Creo Parametric, PTC Creo Elements/Direct, PTC Arbortext authoring products and PTC Mathcad. Enterprise revenue includes our PLM solutions, primarily: PTC Windchill, PTC Arbortext enterprise products, PTC Creo View and PTC Integrity.
Amounts for the years ended September 30, 2011 and 2010 presented in the tables below include immaterial reclassifications between geographic regions made to conform to the current year classification.

	Year ended September 30,
	2012	2011	2010
	(in thousands)
Desktop	$607,049	$625,086	$542,291
Enterprise	648,630	541,863	467,758
Total revenue	$1,255,679	$1,166,949	$1,010,049
Data for the geographic regions in which we operate is presented below.

	Year ended September 30,
	2012	2011	2010
	(in thousands)
Revenue:
Americas (1)	$479,932	$429,215	$385,853
Europe (2)	480,287	466,532	388,513
Pacific Rim	160,834	148,000	131,632
Japan	134,626	123,202	104,051
Total revenue	$1,255,679	$1,166,949	$1,010,049

	September 30,
	2012	2011	2010
	(in thousands)
Long-lived tangible assets:
Americas (3)	$46,083	$42,767	$38,417
Europe	5,379	5,693	5,753
Asia-Pacific	12,004	14,109	13,894
Total long-lived tangible assets	$63,466	$62,569	$58,064

(1)	Includes revenue in the United States totaling $453.2 million, $408.0 million and $370.8 million for 2012, 2011 and 2010, respectively.

(2)	Includes revenue in Germany totaling $188.3 million, $173.3 million and $143.8 million for 2012, 2011 and 2010, respectively.

(3)	Substantially all of the Americas long-lived tangible assets are located in the United States.
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
O. Subsequent Events

Acquisition
On October 2, 2012, we completed the acquisition of Servigistics, Inc. (“Servigistics”), a developer of a suite of service lifecycle management (SLM) software solutions. We acquired Servigistics to expand our products that support service organizations within manufacturing companies including managing service and spare parts information and the delivery of service for warranty and product support processes. Servigistics had annualized revenues of approximately $80 million and approximately 400 employees. The acquisition was completed pursuant to the terms of a Stock Purchase Agreement dated as of August 7, 2012 by and among PTC, the stockholders of Servigistics (the Sellers) and Servigistics, LLC, as the Sellers' representative, to acquire all of the outstanding shares of capital stock of Servigistics from the Sellers for approximately $220 million.  We borrowed $230 million under our existing credit facility to fund the acquisition (Note H). We have not yet completed our purchase price allocation.
Costs Associated with Exit or Disposal Activities

On October 9, 2012, we adopted a plan to restructure our workforce. The restructuring is in furtherance of our commitment to enhance long-term profitability and in part related to our acquisition of Servigistics.  We expect to record a restructuring charge attributable to termination benefits of approximately $16 million in our first quarter ending December 29, 2012, which will result in cash expenditures of approximately the same amount during 2013.  The timing of the reductions in force will vary by country based on local legal requirements, but we expect that substantially all affected employees will be separated from PTC by end of the first quarter.
Restricted Stock Unit Grants

On November 5, 2012, we granted the restricted stock units shown in the table below. The performance-based RSUs were issued to employees, including some of our executive officers, and are earned based on achievement of performance conditions established by the Compensation Committee of our Board of Directors on the grant date and are also subject to service conditions. Of these performance-based RSUs:
• 100,373 are eligible to vest to the extent earned in three substantially equal installments on the later of November 15, 2013 or the date the Compensation Committee determines the extent to which the applicable performance criteria have been achieved, November 15, 2014 and November 15, 2015, and
•307,683 are eligible to vest to the extent earned in three substantially equal installments on (i) the later of November 15, 2013 or the date the Compensation Committee determines the extent to which the applicable performance criteria have been achieved, (ii) the later of November 15, 2014 or the date the Compensation Committee determines the extent to which the applicable performance criteria have been achieved, and (iii) the later of November 15, 2015 or the date the Compensation Committee determines the extent to which the applicable performance criteria have been achieved; RSUs not earned for a period may be earned in subsequent periods.
The time-based RSUs were issued to employees, including some of our executive officers, and will vest in three substantially equal annual installments from the grant date.

	Performance-Based RSUs	Time-Based RSUs
	(in thousands)
Number Granted	408	805
Intrinsic Value	$8,577	$16,929

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Parametric Technology Corporation:
In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Parametric Technology Corporation and its subsidiaries (the “Company”) at September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Annual Report on Internal Control over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
November 16, 2012

SELECTED CONSOLIDATED FINANCIAL DATA
You should read the following selected consolidated financial data in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report.
The consolidated statements of operations data for the years ended September 30, 2012, 2011 and 2010 and the consolidated balance sheet data as of September 30, 2012 and 2011 are derived from our audited consolidated financial statements appearing elsewhere in this Annual Report. The consolidated statements of operations data for the years ended September 30, 2009 and 2008 and the consolidated balance sheet data as of September 30, 2010, 2009 and 2008 are derived from our audited consolidated financial statements that are not included in this Annual Report. The historical results are not necessarily indicative of results in any future period.
FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA (1)
(in thousands, except per share data)

	2012	2011	2010	2009	2008
Revenue	$1,255,679	$1,166,949	$1,010,049	$938,185	$1,070,330
Gross margin	883,551	810,181	702,354	628,426	739,544
Operating income (2)	128,096	117,114	74,775	19,295	125,245
Net income (loss) (2) (3)	(35,398)	85,424	24,368	31,522	79,702
Earnings (loss) per share—Basic (2) (3)	(0.30)	0.73	0.21	0.27	0.70
Earnings (loss) per share—Diluted (2) (3)	(0.30)	0.71	0.20	0.27	0.68
Total assets	1,791,634	1,629,682	1,307,064	1,350,212	1,349,573
Working capital (4)	397,408	126,940	115,263	112,915	119,646
Long-term liabilities	512,631	341,668	106,766	155,080	169,200
Stockholders’ equity	797,259	822,690	747,304	761,581	702,525
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(in thousands, except per share data)

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
Revenue	$325,295	$310,983	$301,125	$318,276
Gross margin	237,456	218,129	207,909	220,057
Operating income (2)	57,605	31,083	6,903	32,505
Net income (loss) (2) (3)	(83,985)	22,895	3,569	22,123
Earnings (loss) per share (2) (3):
Basic	$(0.71)	$0.19	$0.03	$0.19
Diluted	$(0.71)	$0.19	$0.03	$0.18
Common Stock prices: (5)
High	$24.30	$28.50	$28.50	$22.00
Low	$17.96	$18.95	$17.98	$14.52

	September 30, 2011	July 2, 2011	April 2, 2011	January 1, 2011
Revenue	$339,425	$291,783	$269,189	$266,552
Gross margin	240,898	201,374	187,418	180,491
Operating income	51,248	24,530	24,226	17,110
Net income	37,621	15,526	19,017	13,260
Earnings per share:
Basic	0.32	0.13	0.16	0.11
Diluted	0.31	0.13	0.16	0.11
Common Stock prices: (5)
High	24.00	24.61	25.30	23.36
Low	14.70	21.12	20.99	19.19

(1)
The consolidated financial position and results of operations data reflect our acquisitions of MKS on May 31, 2011 for $265.2 million in cash and CoCreate Software GmbH on November 30, 2007 for $247.5 million in cash, as well as certain other less significant businesses during these periods. Results of operations for the acquired businesses have been included in the consolidated statements of operations since their acquisition dates.

(2)
Operating income and net income (loss) in 2012 includes restructuring charges of $24.9 million ($20.8 million recorded in the second quarter ended March 31, 2012 and $4.1 million recorded in the third quarter ended June 30, 2012).

(3)
The net loss in 2012 includes a non-cash net tax provision of $124.5 million recorded in the fourth quarter ended September 30, 2012 to establish a valuation allowance against our U.S. net deferred tax assets.

(4)	Working capital in 2012 includes funds borrowed under our credit facility to fund our acquisition of Servigistics, (approximately $220 million) which closed on October 2, 2012.

(5)	The common stock prices are based on the Nasdaq Global Select Market daily high and low sale prices. Our common stock is traded on the Nasdaq Global Select Market under the symbol “PMTC.”