Form 10-Q
period 2012-12-29
PTC INC.
filed 2013-02-06
CIK 857005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2012
Commission File Number: 0-18059
____________________________________________________
PTC Inc.
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
 Parametric Technology Corporation
____________________________________________________

(Former name, former address and former fiscal year, if changed since last report)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There were 119,857,129 shares of our common stock outstanding on February 4, 2013.

PTC Inc.
INDEX TO FORM 10-Q
For the Quarter Ended December 29, 2012

PART I—FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS

PTC Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	December 29, 2012	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$248,392	$489,543
Accounts receivable, net of allowance for doubtful accounts of $3,442 and $3,418 at December 29, 2012 and September 30, 2012, respectively	221,687	217,370
Prepaid expenses	33,727	28,341
Other current assets	94,672	121,019
Deferred tax assets	35,020	22,879
Total current assets	633,498	879,152
Property and equipment, net	66,109	63,466
Goodwill	755,075	610,347
Acquired intangible assets, net	292,925	185,885
Deferred tax assets	20,671	20,660
Other assets	34,368	32,124
Total assets	$1,802,646	$1,791,634
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	66,820	65,517
Accrued compensation and benefits	79,567	92,212
Accrued income taxes	7,156	804
Deferred tax liabilities	537	402
Current portion of long term debt	5,625	7,500
Deferred revenue	293,615	315,309
Total current liabilities	453,320	481,744
Long term debt, net of current portion	362,500	362,500
Deferred tax liabilities	46,736	31,854
Deferred revenue	9,492	12,220
Other liabilities	104,640	106,057
Total liabilities	976,688	994,375
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 119,888 and 119,553 shares issued and outstanding at December 29, 2012 and September 30, 2012, respectively	1,199	1,196
Additional paid-in capital	1,810,086	1,822,698
Accumulated deficit	(918,322)	(954,134)
Accumulated other comprehensive loss	(67,005)	(72,501)
Total stockholders’ equity	825,958	797,259
Total liabilities and stockholders’ equity	$1,802,646	$1,791,634

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended
	December 29, 2012	December 31, 2011
Revenue:
License	$79,185	$89,088
Service	76,760	75,627
Support	163,806	153,561
Total revenue	319,751	318,276
Cost of revenue:
Cost of license revenue	8,012	7,659
Cost of service revenue	68,592	71,450
Cost of support revenue	20,468	19,110
Total cost of revenue	97,072	98,219
Gross margin	222,679	220,057
Sales and marketing	93,549	97,778
Research and development	57,429	54,993
General and administrative	35,817	29,572
Amortization of acquired intangible assets	6,623	5,209
Restructuring charges	15,402	—
Total operating expenses	208,820	187,552
Operating income	13,859	32,505
Interest and other (expense) income, net	(1,805)	(2,643)
Income before income taxes	12,054	29,862
(Benefit) provision for income taxes	(23,757)	7,739
Net income	$35,811	$22,123
Earnings per share—Basic	$0.30	$0.19
Earnings per share—Diluted	$0.29	$0.18
Weighted average shares outstanding—Basic	119,927	117,715
Weighted average shares outstanding—Diluted	121,805	120,576

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended
	December 29, 2012	December 31, 2011
Net income	$35,811	$22,123
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	5,465	(5,070)
Minimum pension liability adjustment	31	145
Other comprehensive income (loss)	5,496	(4,925)
Comprehensive income	$41,307	$17,198

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	December 29, 2012	December 31, 2011
Cash flows from operating activities:
Net income	$35,811	$22,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,477	17,026
Stock-based compensation	11,893	13,382
Excess tax benefits from stock-based awards	(28)	(150)
Other non-cash items, net	28	101
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	16,142	13,295
Accounts payable and accrued expenses	(6,215)	(9,179)
Accrued compensation and benefits	(21,743)	(23,677)
Deferred revenue	(3,534)	(2,075)
Accrued and deferred income taxes	(33,779)	(2,409)
Other current assets and prepaid expenses	1,345	7,884
Other noncurrent assets and liabilities	(5,761)	164
Net cash provided by operating activities	13,636	36,485
Cash flows from investing activities:
Additions to property and equipment	(7,393)	(7,570)
Acquisitions of businesses, net of cash acquired	(222,423)	(880)
Net cash used by investing activities	(229,816)	(8,450)
Cash flows from financing activities:
Borrowings under credit facility	—	40,000
Repayments of borrowings under credit facility	(1,875)	(40,000)
Repurchases of common stock	(15,792)	—
Proceeds from issuance of common stock	645	7,196
Excess tax benefits from stock-based awards	28	150
Payments of withholding taxes in connection with vesting of stock-based awards	(9,348)	(12,661)
Net cash used by financing activities	(26,342)	(5,315)
Effect of exchange rate changes on cash and cash equivalents	1,371	(3,247)
Net (decrease) increase in cash and cash equivalents	(241,151)	19,473
Cash and cash equivalents, beginning of period	489,543	167,878
Cash and cash equivalents, end of period	$248,392	$187,351

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
General
The accompanying unaudited condensed consolidated financial statements include the accounts of PTC Inc. (formerly named Parametric Technology Corporation) and its wholly owned subsidiaries and have been prepared by management in accordance with accounting principles generally accepted in the United States of America and in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. While we believe that the disclosures presented are adequate in order to make the information not misleading, these unaudited quarterly financial statements should be read in conjunction with our annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair statement of our financial position, results of operations and cash flows at the dates and for the periods indicated. Unless otherwise indicated, all references to a year mean our fiscal year, which ends on September 30. The September 30, 2012 consolidated balance sheet included herein is derived from our audited consolidated financial statements.
The results of operations for the three months ended December 29, 2012 are not necessarily indicative of the results expected for the remainder of the fiscal year.

2. Deferred Revenue and Financing Receivables
Deferred Revenue
Deferred revenue primarily relates to software support agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and, if not yet paid, the related customer receivable is included in other current assets. Billed but uncollected support-related amounts included in other current assets at December 29, 2012 and September 30, 2012 were $84.0 million and $110.7 million, respectively.
Financing Receivables
We periodically provide extended payment terms for software purchases to credit-worthy customers with payment terms up to 24 months. The determination of whether to offer such payment terms is based on the size, nature and credit-worthiness of the customer, and the history of collecting amounts due, without concession, from the customer and customers generally. This determination is based on an internal credit assessment. In making this assessment, we use the Standard & Poor's (S&P) credit rating as our primary credit quality indicator, if available. If a customer, whether commercial or the U.S. Federal government, has a S&P bond rating of BBB- or above, we designate the customer as Tier 1. If a customer does not have a S&P bond rating, or has a S&P bond rating below BBB-, we base our assessment on an internal credit assessment which considers selected balance sheet, operating and liquidity measures, historical payment experience, and current business conditions within the industry or region. We designate these customers as Tier 2 or Tier 3, with Tier 3 being lower credit quality than Tier 2.

As of December 29, 2012 and September 30, 2012 amounts due from customers for contracts with original payment terms greater than twelve months (financing receivables) totaled $43.7 million and $42.5 million, respectively. Accounts receivable in the accompanying consolidated balance sheets included current receivables from such contracts totaling $27.5 million and $29.5 million at December 29, 2012 and September 30, 2012, respectively, and other assets in the accompanying consolidated balance sheets included long-term receivables from such contracts totaling $16.2 million and $13.0 million at December 29, 2012 and September 30, 2012, respectively. As of December 29, 2012 and September 30, 2012, none of these receivables were past due. Our credit risk assessment for financing receivables was as follows:

	December 29, 2012	September 30, 2012
	(in thousands)
S&P bond rating BBB-1 and above-Tier 1	$35,075	$34,017
Internal Credit Assessment-Tier 2	8,634	8,446
Internal Credit Assessment-Tier 3	—	—
Total financing receivables	$43,709	$42,463

We evaluate the need for an allowance for doubtful accounts for estimated losses resulting from the inability of these customers to make required payments. As of December 29, 2012 and September 30, 2012, we concluded that all financing receivables were collectible and no reserve for credit losses was recorded. We did not provide a reserve for credit losses or write off any uncollectible financing receivables in the three months ended December 29, 2012 and fiscal year 2012. We write off uncollectible trade and financing receivables when we have exhausted all collection avenues.

We periodically transfer future payments under certain of these contracts to third-party financial institutions on a non-recourse basis. We record such transfers as sales of the related accounts receivable when we surrender control of such receivables. There were no financing receivables sold in the first quarter of 2013. We sold $6.3 million of financing receivables to third-party financial institutions in the three months ended December 31, 2011.

3. Restructuring Charges

In the first quarter of 2013, as part of our strategy to reduce costs and to realign our business, we implemented a restructuring of our business and recorded restructuring charges of $15.5 million. The restructuring charges included $15.5 million for severance and related costs associated with 168 employees notified of termination during the first quarter of 2013 and $27 thousand of charges related to excess facilities. The first quarter employee terminations triggered a curtailment of a non-U.S. pension plan and interim remeasurement of the pension plan's assets and liabilities. The remeasurement resulted in a decrease in the plan's net unrecognized losses of $0.6 million, which was recorded in accumulated other comprehensive income net of tax. In addition, the first quarter of 2013 restructuring charges include a benefit of $0.1 million related to adjusting facility accruals recorded in historical periods.

The following table summarizes restructuring accrual activity for the three months ended December 29, 2012:

	2013 Restructuring
	Employee Severance and Related Benefits	Facility Closures and Related Costs	Total	Historical (1)	Total
	(in thousands)
October 1, 2012	$—	$—	$—	$4,461	$4,461
Charges to operations	15,517	27	15,544	(142)	15,402
Cash disbursements	(7,217)	—	(7,217)	(3,047)	(10,264)
Foreign exchange impact	56	—	56	20	76
Accrual, December 29, 2012	$8,356	$27	$8,383	$1,292	$9,675

(1) The historical balances and activity are primarily for employee severance and related benefits related to the 2012 restructuring charges.

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
Our equity incentive plans are described more fully in Note K to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

Restricted stock unit activity for the three months ended December 29, 2012	Shares	Weighted Average Grant Date Fair Value (Per Share)
	(in thousands)
Balance of outstanding restricted stock units October 1, 2012	5,134	$19.99
Granted	1,230	$21.02
Vested	(1,475)	$18.74
Forfeited or not earned	(151)	$20.52
Balance of outstanding restricted stock units December 29, 2012	4,738	$20.63
Restricted stock unit activity for the three months ended December 29, 2012

	Restricted Stock Units
Grant Period	Performance-based (1)	Time-based (2)

	(Number of Units in thousands)
First three months of 2013	422	808
_________________

(1)
Of these performance-based RSUs, 90,859 will be eligible to vest to the extent earned in three substantially equal installments on the later of November 15, 2013 and the date the Compensation Committee determines the extent to which the performance criteria have been achieved, November 15, 2014 and November 15, 2015. The remaining 317,197 will be eligible to vest in three substantially equal installments on (i) the later of November 15, 2013 and the date the Compensation Committee determines the extent to which performance criteria have been achieved, (ii) the later of November 15, 2014 and the date the Compensation Committee determines the extent to which the applicable performance criteria have been achieved, and (iii) the later of November 15, 2015 and the date the Compensation Committee determines the extent to which the applicable performance criteria have been achieved; RSUs not earned for a period may be earned in subsequent periods. The remaining 14,046 will vest on the later of November 15, 2013 and the date the Compensation Committee determines the extent to which the performance criteria have been achieved.

(2)
The time-based RSUs were issued to employees, including some of our executive officers. These time-based RSUs will vest in three substantially equal annual installments in November 2013, 2014 and 2015.

On November 5, 2012, the Compensation Committee of the Board of Directors approved the grant of 565,546 RSUs which are subject to the approval of an increase in the number of shares available for issuance under the 2000 Equity Incentive Plan by our stockholders at the March 2013 Annual Meeting of Stockholders. These RSUs will be deemed granted in the second quarter of 2013 if such increase is approved.
Compensation expense recorded for our stock-based awards was classified in our consolidated statements of operations as follows:

	Three months ended
	December 29, 2012	December 31, 2011
	(in thousands)
Cost of license revenue	$5	$5
Cost of service revenue	1,612	1,563
Cost of support revenue	826	950
Sales and marketing	2,458	3,728
Research and development	2,512	2,549
General and administrative	4,480	4,587
Total stock-based compensation expense	$11,893	$13,382

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

	Three months ended
Calculation of Basic and Diluted EPS	December 29, 2012	December 31, 2011
	(in thousands, except per share data)
Net income	$35,811	$22,123
Weighted average shares outstanding—Basic	119,927	117,715
Dilutive effect of employee stock options, restricted shares and restricted stock units	1,878	2,861
Weighted average shares outstanding—Diluted	121,805	120,576
Earnings per share—Basic	$0.30	$0.19
Earnings per share—Diluted	$0.29	$0.18

Stock options to purchase 0.2 million shares for the first quarter of 2012 were outstanding but were not included in the calculation of diluted EPS because the exercise prices per share were greater than the average market price of our common stock for those periods. These shares were excluded from the computation of diluted EPS as the effect would have been anti-dilutive.
Common Stock Repurchases
Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors has authorized us to repurchase up to $100 million worth of shares with cash from operations in the period October 1, 2012 through September 30, 2013. In the first quarter of 2013 we repurchased 0.7 million shares at a cost of $15.8 million. At the end of the first quarter of 2013 we had committed to repurchase 0.2 million shares at a cost of $4.2 million. These shares settled after quarter end and will be recognized as shares repurchased in the second quarter of 2013. We did not repurchase any shares in the first quarter of 2012. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.

6. Acquisition
On October 2, 2012, we acquired Servigistics, Inc. (“Servigistics”), a developer of a suite of service lifecycle management (SLM) software solutions, for $222.4 million in cash (net of cash acquired of $1.4 million). We acquired Servigistics to expand our products that support service organizations within manufacturing companies, including managing service and spare parts information and the delivery of service for warranty and product support processes. Servigistics had annualized revenues of approximately $80 million and approximately 400 employees. The acquisition was completed pursuant to the terms of a Stock Purchase Agreement dated as of August 7, 2012 by and among PTC, the stockholders of Servigistics (the Sellers) and Servigistics, LLC, as the Sellers' representative, to acquire all of the outstanding shares of capital stock of Servigistics from the Sellers.  We borrowed $230 million under our existing credit facility to fund the acquisition (Note 12).
The results of operations of Servigistics have been included in our consolidated financial statements beginning on the acquisition date. Servigistics added $25.3 million to our revenue in the first quarter of 2013 and added $21.6 million in costs and expenses. We incurred acquisition-related costs in the first quarter of 2013 of $4.6 million related to our acquisition of Servigistics and in the first quarter of 2012 of $2.1 million related to our acquisitions of MKS and 4CS. Acquisition-related costs include direct costs of completing an acquisition (i.e., investment banker fees, professional fees, including legal and valuation services) and expenses related to acquisition integration activities (i.e., professional fees, severance, and retention bonuses). These costs have been classified in general and administrative expenses in the accompanying consolidated statements of operations.
The acquisition of Servigistics has been accounted for as a business combination. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the October 2, 2012 acquisition date. The fair values of intangible assets were based on valuations using an income approach, with estimates and assumptions provided by management of Servigistics and PTC. The process for estimating the fair values of identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The purchase price allocation is not yet finalized related to income taxes and the amount of resulting goodwill. Any further purchase price adjustments related to adjustment provisions in the acquisition agreement are expected to be finalized in the next several months and are not anticipated to be material.
Based upon a valuation, the total purchase price allocation was as follows:

(in thousands)
Goodwill	$141,438
Identifiable intangible assets	118,300
Cash	1,355
Accounts receivable	20,536
Property and equipment	3,588
Deferred maintenance revenue	(11,714)
Deferred tax assets and liabilities, net	(35,566)
Accrued employee related liabilities	(9,010)
Net assumed liabilities	(5,149)
Total purchase price allocation	223,778
Less: Servigistics cash acquired	(1,355)
Total purchase price allocation, net of cash acquired	$222,423
The purchase price allocation resulted in $141.4 million of goodwill, the majority of which will not be deductible for income tax purposes. Intangible assets of $118.3 million includes purchased software of $49.9 million, customer relationships of $66.0 million and trademarks of $2.4 million, which are being amortized over weighted average useful lives of 9 years, 10 years and 7 years, respectively, based upon the pattern in which economic benefits related to such assets are expected to be realized. In accounting for the business combination we recorded net deferred tax liabilities of $35.6 million, primarily related to the tax effect of the acquired intangible assets other than goodwill and the fair value adjustment for deferred revenue that are not deductible for income tax purposes. The resulting amount of goodwill reflects our expectations of the following synergistic benefits: (1) the potential to sell Servigistics products into our customer base and to sell PTC products into Servigistics' customer base; (2) our intention to leverage our larger sales force and our intellectual property to attract new contracts and revenue; and (3) our intention to leverage our established presence in global markets.
The unaudited financial information in the table below summarizes the combined results of operations of PTC and Servigistics, on a pro forma basis, as though the companies had been combined as of the beginning of PTC's fiscal year 2012. The pro forma information for all periods presented includes the effects of business combination accounting resulting from the acquisition as though the acquisition had been consummated as of the beginning of fiscal year 2012, including amortization charges from acquired intangible assets, the fair value adjustment of acquired deferred support revenue being recorded in fiscal year 2102 versus fiscal year 2013, interest expense on borrowings in connection with the acquisition, the exclusion of acquisition-related costs and the related tax effects. PTC's first quarter of 2013 results also exclude the $32.6 million tax benefit recorded to decrease our valuation allowance in jurisdictions where we have recorded a valuation allowance as a result of Servigistics' net deferred tax liability position recorded in accounting for the business combination (Note 11). The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place at the beginning of 2012.
Unaudited Pro Forma Financial Information

	Three months ended
	December 29, 2012	December 31, 2011
	(in millions, except per share amounts)
Revenue	$321.3	$333.9
Net income	$8.3	$23.7
Earnings per share—Basic	$0.07	$0.20
Earnings per share—Diluted	$0.07	$0.20

7. Goodwill and Intangible Assets
We have two operating segments: (1) Software Products and (2) Services. We assess goodwill for impairment at the reporting unit level. Our reporting units are determined based on the components of our operating segments that constitute a business for which discrete financial information is available and for which operating results are regularly reviewed by segment management. Our reporting units are consistent with our operating segments. As of December 29, 2012 and September 30, 2012, goodwill and acquired intangible assets in the aggregate attributable to our software products reportable segment were $1.0 billion and $768.1 million, respectively, and attributable to our services reportable segment were $43.5 million and $28.1 million, respectively. We test goodwill for impairment in the third quarter of our fiscal year, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting segment below its carrying value. Acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.
We completed our annual goodwill impairment review as of July 2, 2012 based on a qualitative assessment. Our qualitative assessment included company specific (financial performance and long-range plans), industry, and macroeconomic factors, as well as a sensitivity analysis of key model assumptions. Based on our qualitative assessment, we believe it is more-likely-than-not that the fair values of our reporting units exceed their carrying values and no further impairment testing is required.
Goodwill and acquired intangible assets consisted of the following:

	December 29, 2012			September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Goodwill (not amortized)			$755,075			$610,347
Intangible assets with finite lives (amortized) (1):
Purchased software	$228,458	$133,134	95,324	$177,166	$127,250	$49,916
Capitalized software	22,877	22,877	—	22,877	22,877	—
Customer lists and relationships	293,873	100,453	193,420	227,097	93,215	133,882
Trademarks and trade names	13,437	9,286	4,151	11,013	8,967	2,046
Other	3,484	3,454	30	3,437	3,396	41
	$562,129	$269,204	$292,925	$441,590	$255,705	$185,885
Total goodwill and acquired intangible assets			$1,048,000			$796,232

(1) The weighted average useful lives of purchased software, customer lists and relationships, trademarks and trade names and other intangible assets with a remaining net book value are 8 years, 10 years, 7 years, and 3 years, respectively.

Goodwill
The changes in the carrying amounts of goodwill for the three months ended December 29, 2012 are due to our acquisition of Servigistics described in Note 6 and to foreign currency translation adjustments related to those asset balances that are recorded in non-U.S. currencies.
Changes in goodwill for the three months ended December 29, 2012, presented by reportable segment, are as follows:

	Software Products Segment	Services Segment	Total
	(in thousands)
Balance, September 30, 2012	$585,469	$24,878	$610,347
Acquisition	128,638	12,800	141,438
Foreign currency translation adjustments	3,240	50	3,290
Balance as of December 29, 2012	$717,347	$37,728	$755,075

Amortization of intangible assets
The aggregate amortization expense for intangible assets with finite lives recorded for the first three months of 2013 and 2012 was classified in our consolidated statements of operations as follows:

	Three months ended
	December 29, 2012	December 31, 2011
	(in thousands)
Amortization of acquired intangible assets	$6,623	$5,209
Cost of license revenue	4,639	4,103
Total amortization expense	$11,262	$9,312

The estimated aggregate future amortization expense for intangible assets with finite lives remaining as of December 29, 2012 is $33.7 million for the remainder of 2013, $46.3 million for 2014, $44.6 million for 2015, $37.9 million for 2016, $34.3 million for 2017, $30.5 million for 2018 and $65.5 million thereafter.

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
Our significant financial assets and liabilities measured at fair value on a recurring basis as of December 29, 2012 and September 30, 2012 were as follows:

	December 29, 2012	September 30, 2012
	(in thousands)
Financial assets:
Cash equivalents—Level 1 (1)	$70,400	$231,488
Forward contracts—Level 2	164	236
	$70,564	$231,724
_________________

(1)	Money market funds and time deposits.

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
As of December 29, 2012 and September 30, 2012, we had outstanding forward contracts with notional amounts equivalent to the following:

Currency Hedged	December 29, 2012	September 30, 2012
	(in thousands)
Canadian Dollar / U.S. Dollar	$47,030	$54,133
Euro / U.S. Dollar	40,990	53,716
Chinese Renminbi / U.S. Dollar	4,720	3,666
Japanese Yen / U.S. Dollar	12,689	13,415
Euro / Swiss Franc	4,144	272
British Pound / U.S. Dollar	4,238	588
All other	8,480	8,113
Total	$122,291	$133,903

The accompanying consolidated balance sheets include net assets of $0.2 million in other current assets for both December 29, 2012 and September 30, 2012, respectively, related to the fair value of our forward contracts.
Net gains and losses on foreign currency exposures are recorded in other income (expense), net and include realized and unrealized gains and losses on forward contracts. Net gains and losses on foreign currency exposures for the three months ended December 29, 2012 and December 31, 2011 were as follows:

	Three months ended
	December 29, 2012	December 31, 2011
	(in thousands)
Net losses on foreign currency exposures	$485	$2,197
Net realized and unrealized (gain) loss on forward contracts (excluding the underlying foreign currency exposure being hedged)	$(702)	$721

10. Segment Information
We operate within a single industry segment—computer software and related services. Operating segments as defined under GAAP are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our President and Chief Executive Officer. We have two operating and reportable segments: (1) Software Products, which includes license and related support revenue (including updates and technical support) for all our products except training-related products; and (2) Services, which includes consulting, implementation, training, computer-based training products, including support on these products, and other services revenue. In our consolidated statements of operations, support revenue is included in service revenue. We do not allocate sales and marketing or administrative expenses to our operating segments as these activities are managed on a consolidated basis.
The revenue and operating income attributable to our operating segments are summarized as follows:

	Three months ended
	December 29, 2012	December 31, 2011
	(in thousands)
Revenue:
Total Software Products segment revenue	$239,289	$236,963
Total Services segment revenue	80,462	81,313
Total revenue	$319,751	$318,276
Operating income: (1)
Software Products segment	$143,591	$151,961
Services segment (2)	7,250	7,894
Sales and marketing expenses	(100,327)	(97,778)
General and administrative expenses	(36,655)	(29,572)
Total operating income	$13,859	$32,505

(1)
We recorded restructuring charges of $15.4 million in the first quarter of 2013. Software Products included $5.5 million; Services included $2.3 million; sales and marketing expenses included $6.8 million; and general and administrative expenses included $0.8 million of these restructuring charges.

Beginning this quarter, we are providing additional revenue disclosure that we believe provides valuable insight into how our business is performing within the markets we serve. We are reporting revenue in three solution areas: CAD, “Extended PLM” (which encompasses our PLM, ALM and SCM market solutions) and SLM.
CAD revenue includes: PTC Creo®, including PTC Creo ParametricTM and PTC Creo Elements/Direct®, and PTC Mathcad®.
Extended PLM revenue includes our PLM solutions (primarily PTC Windchill® and PTC Creo ViewTM ), our ALM solutions (primarily PTC Integrity™) and our SCM Solutions (primarily PTC Windchill FlexPLM®).
SLM revenue includes PTC Arbortext® and PTC Servigistics® products.

	Three months ended
	December 29, 2012	December 31, 2011
	(in thousands)
Revenue:
CAD	$131,960	$145,133
Extended PLM	142,409	152,709
SLM	45,382	20,434
Total revenue	$319,751	$318,276

Data for the geographic regions in which we operate is presented below.

	Three months ended
	December 29, 2012	December 31, 2011
	(in thousands)
Revenue:
Americas (1)	$132,658	$117,490
Europe (2)	119,654	133,175
Pacific Rim	38,622	37,250
Japan	28,817	30,361
Total revenue	$319,751	$318,276
_________________

(1)	Includes revenue in the United States totaling $116.9 million and $110.7 million for the three months ended December 29, 2012 and December 31, 2011, respectively.

(2)	Includes revenue in Germany totaling $42.1 million and $56.1 million for the three months ended December 29, 2012 and December 31, 2011, respectively.

11. Income Taxes
In the first quarter of 2013, our effective tax rate was a benefit of 197% on pre-tax income of $12.1 million compared to a provision of 26% on pre-tax income of $29.9 million in the first quarter of 2012. In the first three months of 2013, our effective tax rate was lower than the 35% statutory federal income tax rate due primarily to the reversal of a portion of our valuation allowance against net deferred tax assets described below. Additionally, we established a valuation allowance on U.S. net deferred tax assets in the fourth quarter of 2012.  Our first quarter of 2013 tax benefit does not include a tax benefit on our forecast 2013 U.S. loss as it is offset by a valuation allowance.
In the fourth quarter of 2012, we recorded a $124.5 million non-cash charge to the income tax provision to establish a valuation allowance against all of our U.S. deferred tax assets, which were net of approximately $28.0 million of U.S. deferred tax liabilities. In the first quarter of 2013, our acquisition of Servigistics, Inc. was accounted for as a business combination. Assets acquired, including the fair values of acquired tangible assets, intangible assets (including finite-lived acquired intangible assets totaling $118.3 million) and assumed liabilities were recorded and we recorded net deferred tax liabilities of $35.6 million primarily related to the tax effect of the acquired intangible assets that are not deductible for income tax purposes. These net deferred tax liabilities reduced our net deferred tax asset balance and resulted in a tax benefit of $32.6 million to decrease our valuation allowance in jurisdictions where we have recorded a valuation allowance (primarily the U.S.). As this decrease in the valuation allowance is not part of the accounting for the business combination (the fair value of the assets acquired and liabilities assumed) it was recorded as an income tax benefit.
As of December 29, 2012 and September 30, 2012, we had unrecognized tax benefits of $18.6 million and $19.1 million, respectively. If all of our unrecognized tax benefits as of December 29, 2012 were to become recognizable in the future, we would record a benefit to the income tax provision of $17.9 million which would be partially offset by an increase in the U.S. valuation allowance of $5.8 million.

Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates. We believe it is reasonably possible that within the next 12 months the amount of unrecognized tax benefits and accrued interest related to the resolution of multi-jurisdictional tax positions could be reduced by up to $0.0 million as audits close and statutes expire.

12. Debt
Credit Agreement
In August 2012, we entered into a multi-currency credit facility (the credit facility) with a syndicate of ten banks for which JPMorgan Chase Bank, N.A. acts as Administrative Agent. The credit facility replaced a revolving credit facility with the same banks (the previous credit facility) entered into in August 2010. We expect to use the credit facility for general corporate purposes, including acquisitions of businesses and working capital requirements. As of December 29, 2012, the fair value of our credit facility approximates our book value.
The credit facility consists of a $150 million term loan and a $300 million revolving loan commitment, and may be increased by an additional $150 million (in the form of revolving loans or term loans, or a combination thereof) if the existing or additional lenders are willing to make such increased commitments. The revolving loan commitment does not require amortization of principal. The term loan requires principal payments at the end of each calendar quarter, beginning with the quarter ending December 31, 2012. The revolving loan and term loan may be repaid in whole or in part prior to the scheduled maturity dates at PTC's option without penalty or premium. The credit facility matures on August 16, 2017, when all remaining amounts outstanding will be due and payable in full. We are required to make principal payments under the term loan of $5.6 million, $15.0 million, $15.0 million, $22.5 million and $90.0 million in the remainder of 2013, 2014, 2015, 2016 and 2017, respectively.
PTC is the sole borrower under the credit facility. The obligations under the credit facility are guaranteed by PTC’s material domestic subsidiaries and 65% of the voting equity interests of PTC’s material first-tier foreign subsidiaries are pledged as collateral for the obligations.
As of December 29, 2012 we had $368.1 million outstanding under the credit facility (including $230 million borrowed in connection with our October 2012 acquisition of Servigistics described in Note 6) comprised of a $148 million term loan and a $220 million revolving loan. During the three months ended December 29, 2012, we repaid $1.9 million of the term loan.
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

As of December 29, 2012, our leverage ratio was 1.5 to 1.00 and our fixed charge coverage ratio was 21.9 to 1.00. We were in compliance with all financial and operating covenants of the credit facility as of December 29, 2012.
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
Accruals
With respect to legal proceedings and claims, we record an accrual for a contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. For legal proceedings and claims for which the likelihood that a liability has been incurred is more than remote but less than probable, we estimate the range of possible outcomes. As of December 29, 2012, we had a legal proceedings and claims accrual of $0.5 million.
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
14. Subsequent Event

Costs Associated with Exit or Disposal Activities

On January 8, 2013, we adopted a plan to further restructure our workforce and related facilities. The restructuring is in furtherance of our commitment to enhance long-term profitability.  We expect to record a restructuring charge of approximately $15 million for our second quarter ending March 30, 2013, of which approximately $14.5 million is attributable to termination benefits and approximately $0.5 million is attributable to facility consolidations. The restructuring will result in cash expenditures of approximately $15 million during fiscal year 2013. The timing of the reductions in force will vary by country based on local legal requirements, but we expect that substantially all affected employees will be separated from PTC by the end of the second fiscal quarter. While we expect the restructuring to be substantially completed in the second fiscal quarter of 2013, the full impact of the expense reductions will not be realized until the third fiscal quarter of 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q about our future financial and growth expectations, the development of our products and markets and adoption of our solutions and future purchases by customers are forward-looking statements that are subject to the inherent uncertainties in predicting future results and conditions. Risks and uncertainties that could cause actual results to differ materially from projected results include the following: our customers may not purchase our solutions when or at the rates we expect; we may not achieve the license, service or support growth rates we expect, which could result in a different mix of revenue between license, service and support and could adversely affect our profitability; the possibility that foreign currency exchange rates may vary from our expectations and thereby affect our reported revenue and expense; we may be unable to achieve planned services margins and operating margin improvements; we may be unable to attain or maintain a technology leadership position and any such leadership position may not generate the revenue we expect; our ability to successfully differentiate our products and services from those of our competitors and otherwise compete could be adversely affected by the relatively larger size and greater resources of several of the companies with which we compete; the possibility that remedial actions related to our investigation in China may have a material impact on our operations in China and that fines, penalties and/or sanctions may be imposed by government agencies in connection with the China matter; we may have insufficient cash resources to make planned repayments under our credit facility or to repurchase shares of our common stock as or when planned, as well as other risks and uncertainties described below throughout or referenced in Part II, Item 1A. Risk Factors of this report.
Business Overview
PTC Inc. (formerly named Parametric Technology Corporation) develops software solutions and delivers related services that help companies design products, manage product information and improve their product development and services processes. Our software solutions help customers increase innovation, improve product quality, decrease time to market, reduce product development costs, and optimize their supply chains and the delivery of after-market services.
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
We acquired Servigistics, Inc. in October 2012 to expand our offerings in the SLM market. Servigistics developed and sold an innovative suite of SLM solutions that complements our existing SLM solutions to provide our customers with a broad technological solution to transform their service strategies and operations.
We generate revenue through the sale of:

•	software licenses,

•	support services (previously referred to as maintenance), which include technical support and software updates, and

•	consulting and training services, which include implementation services for our software.
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

Our Principal Products
Beginning this quarter, we are providing additional revenue disclosure that we believe provides valuable insight into how our business is performing within the markets we serve. Along with line of business, geographic and large deal metrics, we are reporting revenue in three solution areas: CAD, SLM and “Extended PLM,” which encompasses our PLM, ALM and SCM market solutions. Each of these solution areas serves a market with unique secular and cyclical dynamics, growth rates and buyers within our customer base.
CAD revenue includes: PTC Creo®, including PTC Creo ParametricTM and PTC Creo Elements/Direct®, and PTC Mathcad®.
Extended PLM revenue includes our PLM solutions (primarily PTC Windchill® and PTC Creo ViewTM ), our ALM solutions (primarily PTC Integrity™) and our SCM Solutions (primarily PTC Windchill FlexPLM®).
SLM revenue includes PTC Arbortext® and PTC Servigistics® products.
CAD
Our principal CAD Solutions are described below.
PTC Creo ParametricTM is a suite of three-dimensional product design solutions based on a parametric, feature-based solid modeler that enables changes made during the design process to be associatively updated throughout the design. Designers can use PTC Creo Parametric for detailed design (CAD), manufacturing/production (CAM), and simulation/analysis (CAE), as well as for exchanging CAD data with a multitude of sources and in varied standard formats. This allows them to create more innovative, differentiated and functional products quickly and easily. PTC Creo Parametric can improve product quality and reduce time to market by enabling users to evaluate multiple design alternatives and to share data with bi-directional associativity.
PTC Creo Elements/Direct® is a suite of explicit CAD and collaboration software that enables customers pursuing a lightweight and flexible design strategy to meet short design cycles. The explicit modeling approach of PTC Creo Elements/Direct enables product development teams to create and modify 3D product designs quickly. This fast and lightweight design approach gives designers flexibility to make changes to a product design late in the development process, and the ability to work with multi-source CAD data. PTC Creo Elements/Direct enables users to reduce design cycle time, improve workgroup collaboration through an integrated data management system and reduce product development costs.
PTC Mathcad® is an engineering calculation software solution that combines a computational engine, accessed through conventional math notation, with a full-featured word processor and graphing tools. PTC Mathcad allows customers to develop and document the engineering calculations related to their designs and predict the behavior of a PTC Creo model, which can then be validated using our PTC Creo Parametric CAE solutions. This approach can help our customers speed time to market by significantly reducing the number of iterations necessary to complete a design. In addition, when combined with our PTC Windchill solutions, the valuable intellectual property captured in PTC Mathcad can be managed and shared securely with others for reuse and for regulatory compliance.
Extended PLM
PLM
Our PLM Solutions address common challenges that companies, particularly manufacturing companies, face in their product development from concept to retirement. These software solutions help customers manage data over the life of the product, communicate and collaborate with the extended enterprise, including portfolio and change management. Our principal PLM Solutions are described below.
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

PTC Creo View™ solutions enable enterprise-wide visualization, verification, annotation and automated comparison of a wide variety of product development data formats, including CAD (2D and 3D), ECAD, and documents. These solutions provide lightweight access to product designs and related data without requiring the original authoring tool.
ALM
Our ALM solutions for engineered products are designed for discrete manufacturers where coordination and collaboration between software and hardware teams is critical to understand product release readiness, support variant complexity, automate development processes, ensure complete lifecycle traceability and manage change.
Our principal ALM solution is PTC Integrity™. PTC Integrity coordinates and manages all activities and artifacts associated with developing software-intensive products (including requirements, models, code and test) and with ensuring comprehensive lifecycle traceability. The addition of PTC Integrity to PTC’s PLM solutions is intended to reshape the way manufacturers integrate product hardware and software, and to enable them to improve product quality, accelerate time-to-market, and reduce risk and total service costs.
SCM
Our SCM solutions allow manufacturers to collaborate across product development, the supply chain, sourcing and procurement, so they can identify an optimal set of parts, materials and suppliers. SCM accelerates the sourcing process through an automated process with detailed cost modeling, and provides visibility into supply chain risk information to balance cost, quality and compliance.
Our principal SCM product is PTC Windchill FlexPLM®. PTC Windchill FlexPLM is a solution designed specifically for manufacturers in the Consumer Products and Retail, Footwear and Apparel industries.  PTC Windchill FlexPLM enables these manufacturers to reduce cycle time, improve quality, increase efficiency and optimize processes, improve compliance with regulatory requirements and reduce material costs by enabling collaboration across the enterprise and supply chain from beginning to end.
SLM
Our SLM solutions address challenges that companies face in their service processes. These include product service and maintenance requirements, technical and marketing documentation, heterogeneity of systems, and regulatory compliance. Our principal SLM solutions are described below.
PTC Servigistics® solutions help our customers plan, manage, measure and control processes within their after-market services organizations including solutions for service logistics, service parts management, and field service. Our service logistics solution is a service network execution engine that integrates visibility and management of critical network partners in the service supply chain, including OEMs, repair depots, distribution centers and logistics providers. Our services parts management solution is used for balancing inventory investment and when coupled with our parts pricing software, gives OEMs the tools to simulate and identify the optimal price for every new and existing service part, based on margins, geographic region or dealer market share targets. Our field service software is used for planning, scheduling and optimizing our customer's service workforce to improve customer service targets and improve the profitability of after-market services organizations.
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
We are also developing a new generation of solutions that leverage PTC Arbortext capabilities for creating technical information. Targeted for the service lifecycle management (SLM) market, these solutions are designed to support the growing needs of service organizations within our core manufacturing customers by ensuring that updates in product development are reflected in real-time service and spare parts information throughout the product’s service lifecycle. These solutions will include capabilities for delivering service content based on previously released PTC Windchill and PTC Creo software. The solutions will also include capabilities for warranty management and product support processes.

Executive Overview

Our first quarter results reflect strong performance from the recently acquired Servigistics business and soft organic revenue. For the first quarter of 2013, our total non-GAAP revenue was $321 million ($320 million on a GAAP basis), flat year-over-year and up 2% on a constant currency basis (at first quarter of 2012 foreign currency exchange rates). On an organic basis, excluding revenue from our Servigistics business, total revenue was down 7% year over year (down 6% on a constant currency basis).  Servigistics revenue was $25 million in the quarter ($27 million on a non-GAAP basis).  Total license revenue for the quarter was $79 million, a decrease of 11% year over year (down 10% on a constant currency basis), compared to a relatively strong performance in the first quarter of 2012.  On an organic basis, total license revenue was down 22% year-over-year (down 21% on a constant currency basis). From a geographic perspective, total license revenue results (including Servigistics) reflect growth across all geographic regions, except for Europe which significantly lagged other geographic regions in the quarter. Consistent with the fourth quarter of 2012, the mix of large deal revenue in the first quarter included a higher mix of consulting and training revenue, reflecting strong PLM implementation activity and a lower level of large license transactions. Results for the quarter reflect continued effects of slow global manufacturing growth, which has particularly impacted our license revenue in Europe. We believe that global economic conditions have impacted customer purchasing decisions, causing customers to reduce the size of their purchases and/or to delay purchase decisions.

Our operating margin on a non-GAAP basis was 18% in the first quarter of 2013, consistent with the first quarter of 2012, and decreased to 4% from 10% in the year-ago period on a GAAP basis, due primarily to restructuring charges of $15 million recorded in the first quarter of 2013. Additionally, GAAP operating margin in the first quarter of 2013 included $5 million of acquisition-related expenses compared to $2 million of acquisition-related expenses in the first quarter of 2012. Non-GAAP earnings per share in the first quarter of 2013 increased 3% to $0.36 from $0.35 in the first quarter of 2012 primarily as a result of higher comparable revenue. On a GAAP basis, earnings per share in the first quarter of 2013 was $0.29 compared to $0.18 in the first quarter of 2012. GAAP earnings per share in the first quarter of 2013 included a non-cash tax benefit of $32.6 million related to the accounting for the acquisition of Servigistics described below. Non-GAAP measures are reconciled to GAAP results under Results of Operations - Income and Margins; Earnings per Share below.

We ended the first quarter of 2013 with $248 million of cash, down from $490 million at the end of the fourth quarter of 2012, reflecting, in part, $222 million used to acquire Servigistics and $16 million used for stock repurchases. We have $80 million available under our revolving credit facility.

We recorded a restructuring charge of $15 million in the first quarter of 2013, primarily for severance and related costs associated with 168 employees notified of termination during the first quarter (representing approximately 3% of our total workforce, which total workforce includes approximately 400 employees from Servigistics). In January 2013, we committed to a plan to further restructure our workforce and related facilities. As a result, we will record an additional restructuring charge of approximately $15 million in the second quarter of 2013, primarily attributable to termination benefits. These restructuring actions will result in cash expenditures of approximately $30 million during 2013, $7 million of which was paid in the first quarter of 2013. These restructurings further our commitment to enhance long-term profitability and are a component of our plan to achieve non-GAAP earnings per share of $1.70 to $1.80 for fiscal year 2013. We expect estimated cost savings of these restructuring actions of approximately $9 million per quarter, beginning in the third quarter of 2013 with a partial benefit to be realized in the second quarter. These savings are included in our fiscal 2013 targets discussed below.
Future Expectations, Strategies and Risks

For 2013, our goal is to achieve: revenue growth of 7% to 9% (which includes revenue from Servigistics), including license revenue growth of 3% to 9%, support revenue growth of approximately 7%, and consulting and training service revenue growth of 8% to 12%; non-GAAP operating margin expansion of 200 basis points, from 19.6% in 2012 to approximately 21.5% in 2013 (expansion of GAAP operating margins from 10.2% in 2012 to approximately 11% in 2013), and; non-GAAP earnings per share of $1.70 to $1.80. These targets reflect lower consulting and training service revenue and a broader range for license revenue than our fiscal 2013 plan announced in connection with our fourth quarter 2012 earnings release, which included a revenue growth goal of 8% to 10%. Despite lower full year revenue targets, we are maintaining our operating margin and earnings per share targets as we expect continued improvements in our services margins and cost savings from restructuring actions. There continues to be significant uncertainty regarding the strength of the global economy and weakness in global manufacturing spending. If economic conditions do not improve or deteriorate further, or if foreign currency exchange rates relative to the U.S. dollar differ significantly from our current assumed rates, our results could differ materially from our plans. Our current plan assumes rates of $1.33 USD to one Euro and 90 Yen to one USD.

Also, our results have been impacted, and we expect will continue to be impacted, by the presence or absence of large transactions. The amount of revenue, particularly license revenue, attributable to large transactions, and the number of such transactions, may vary significantly from quarter to quarter based on customer purchasing decisions and macroeconomic conditions. Our growth rates have become increasingly dependent on adoption of our solutions by large direct customers. Such transactions tend to be larger in size and may have long lead times as they often follow a lengthy product selection and evaluation process. This may cause volatility in our results.
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
Revenue, Operating Margin, Earnings per Share and Cash Flow from Operations
The following table shows the financial measures that we consider the most significant indicators of the performance of our business. In addition to providing operating income, operating margin, and diluted earnings per share as calculated under generally accepted accounting principles (“GAAP”), we also show non-GAAP operating income, operating margin, and diluted earnings per share for the reported periods. These non-GAAP measures exclude fair value adjustments related to acquired deferred support revenue, stock-based compensation, amortization of acquired intangible assets expense, acquisition-related charges, restructuring charges, one-time charges included in non-operating other income (expense) and the related tax effects of the preceding items, and certain other identified tax items. Excluding those items provides investors another view of our operating results which is aligned with management budgets and with performance criteria in our incentive compensation plans. Management uses, and investors should consider, non-GAAP measures in conjunction with our GAAP results. We discuss the non-GAAP measures in detail under Results of Operations - Income and Margins; Earnings per Share below.

	Three Months Ended		Percent Change 2012 to 2013
	December 29, 2012	December 31, 2011	Actual	Constant Currency
	(dollar amounts in millions, except per share data)
License revenue	$79.2	$89.1	(11)%	(10)%
Consulting and training service revenue	76.8	75.6	1%	3%
Support revenue	163.8	153.6	7%	9%
Total revenue	319.8	318.3	—%	2%
Cost of license	8.0	7.7	5%
Cost of service	68.6	71.5	(4)%
Cost of support	20.5	19.1	7%
Total cost of revenue	97.1	98.2	(1)%
Gross margin	222.7	220.1	1%
Operating expenses	208.8	187.6	11%
Total costs and expenses (1)	305.9	285.8	7%	9%
Operating income (1)	$13.9	$32.5	(57)%	(54)%
Non-GAAP operating income (1)	$58.6	$58.8	—%	3%
Operating margin (1)	4.3%	10.2%
Non-GAAP operating margin (1)	18.2%	18.4%
Diluted earnings per share (2)	$0.29	$0.18
Non-GAAP diluted earnings per share (2)	$0.36	$0.35
Cash flow from operations	$13.6	$36.5

(1) Costs and expenses in the first quarter of 2013 included $15.4 million of restructuring charges. Additionally, the first quarter of 2013 included $4.6 million of acquisition-related costs, compared to $2.1 million in the first quarter of 2012. These restructuring and acquisition-related costs have been excluded from non-GAAP operating income.

(2) Diluted earnings per share in the first quarter of 2013 included a tax benefit of $32.6 million related to our acquisition of Servigistics which resulted in deferred tax liabilities recorded in purchase accounting and a release of a portion of the valuation allowance that we recorded in the fourth quarter of 2012. Diluted earnings per share in the first quarter of 2012 included foreign currency losses of $0.8 million recorded as other expense related to MKS legal entity mergers completed during the quarter as well as a non-cash charge of $1.4 million related to the impact of a reduction in the statutory tax rate in Japan on deferred tax assets from a litigation settlement. These items have been excluded from non-GAAP diluted earnings per share.

Results of Operations
Acquisitions
We acquired Servigistics on October 2, 2012. The results of operations of Servigistics have been included in our consolidated financial statements beginning on the acquisition date. Servigistics added $25.3 million to our revenue in the first quarter of 2013 ($26.9 million on a non-GAAP basis) and added $21.6 million in costs and expenses ($18.8 million on a non-GAAP basis).
Impact of Foreign Currency Exchange on Results of Operations
Approximately two-thirds of our revenue and half of our expenses are transacted in currencies other than the U.S. Dollar. Because we report our results of operations in U.S. Dollars, currency translation, particularly changes in the Euro and Yen, relative to the U.S. Dollar, affects our reported results. If actual reported results for the first quarter of 2013 had been converted into U.S. Dollars based on the foreign currency exchange rates in effect for the first quarter of 2012, revenue would have been higher by $5.7 million, costs and expenses would have been higher by $4.6 million and operating income would have been higher by $1.1 million. On a non-GAAP basis, revenue would have been higher by $5.7 million in the first quarter of 2013, costs and expenses would have been higher by $4.0 million and non-GAAP operating income would have been higher by $1.7 million. Our constant currency disclosures are calculated by multiplying the actual results for the first quarter of 2013 by the exchange rates in effect for the first quarter of 2012.
Revenue
The following tables provide license, services and support revenue for each of our solution areas. Results include combined revenue from direct sales and our channel.
SLM revenue in the first quarter of 2013 included a fair value adjustment of $1.6 million related to Servigistics acquired deferred support revenue. Extended PLM support revenue in the first quarter of 2012 included a fair value adjustment of $1.5 million related to acquired MKS deferred support revenue. Non-GAAP revenue excludes these adjustments. Accordingly, any references to non-GAAP revenue in the previous and following discussion are higher than the corresponding GAAP revenue figures by the amount of these adjustments.
Revenue by Solution

	Three Months Ended
	December 29, 2012	December 31, 2011	Percent Change
	(Dollar amounts in millions)
CAD
License	$29.7	$38.7	(23)%
Consulting and training	6.1	8.2	(26)%
Support	96.2	98.2	(2)%
Total revenue	$132.0	$145.1	(9)%

CAD revenue in the first quarter of 2013 was down 9% (down 7% on a constant currency basis) compared with the year ago period primarily due to lower license revenue in Europe. Our year-over-year European results reflect continued weak economic conditions that are impacting customer buying behavior and the comparatively strong performance in the year-ago period, which included a transaction that contributed over $5 million of CAD license revenue. License revenue in the Americas and Pacific Rim experienced modest growth year over year, while license revenue in Japan grew 23% ($0.4 million).

	Three Months Ended
	December 29, 2012	December 31, 2011	Percent Change
	(Dollar amounts in millions)
Extended PLM
License	$34.0	$45.3	(25)%
Consulting and training	54.6	59.2	(8)%
Support	53.8	48.2	12%
Total revenue	$142.4	$152.7	(7)%

In the first quarter of 2013, Extended PLM revenue was down 7% year over year (down 5% on a constant currency basis), reflecting comparatively strong performance in the year ago period and soft license revenue in PLM contrasted with solid performance in ALM. The softness in PLM results reflects a lower number of large license transactions in the first quarter, which decline we attribute to macro headwinds in the global manufacturing industry. We remain confident in our competitive positioning in PLM and in our growth prospects as macroeconomic conditions improve.

	Three Months Ended
	December 29, 2012	December 31, 2011	Percent Change
	(Dollar amounts in millions)
SLM
License	$15.5	$5.1	202%
Consulting and training	16.1	8.2	97%
Support	13.8	7.2	93%
Total revenue	$45.4	$20.4	122%

SLM license revenue in the first quarter of 2013 included 16% organic constant currency growth and strong performance from Servigistics, which delivered $9.6 million in license revenue, $9.2 million in consulting and training revenue and $6.5 million in support revenue. Including Servigistics, license revenue performance was strongest in the Americas and Europe and notably was driven by large deal activity, supporting our preliminary view that the SLM market may be less economically sensitive than the CAD and Extended PLM markets.

Revenue by Line of Business

	Three Months Ended
Revenue as a Percentage of Total Revenue	December 29, 2012	December 31, 2011
License	25%	28%
Consulting and training service	24%	24%
Support	51%	48%
	100%	100%

License Revenue

License revenue of $79.2 million was down 11% year over year (10% on a constant currency basis), reflecting growth in the Americas, Japan and the Pacific Rim, with year-over-year growth of 5%, 15% and 9%, respectively, offset by weak results in Europe with a year-over-year decline of 36% (34% on a constant currency basis) due in part to comparatively strong performance in the first quarter of 2012. Servigistics delivered strong results in the first quarter (which had historically been their seasonally strong fiscal fourth quarter) with license revenue of $9.6 million.
Organic license revenue was down 22% (21% on a constant currency basis) due primarily to lower large deal activity in Europe and Japan concentrated in our PLM and CAD markets. However, we had organic license growth in SLM and ALM - two of our emerging growth markets.
Foreign currency exchange rate movements impacted license revenue unfavorably by $0.8 million in the first quarter of 2013 compared to the first quarter of 2012.
Consulting and Training Service Revenue
Consulting and training services engagements typically result from sales of new licenses, particularly of our Extended PLM and SLM solutions. Consulting and training services revenue of $76.8 million in the first quarter of 2013 was up 1% year over year (3% on a constant currency basis). On an organic basis, consulting and training revenue was down 11% (down 9% on a constant currency basis). Our organic consulting services revenue, which primarily supports PTC Windchill implementations, was down 13% year over year, which we attribute to lower license revenue and success we are having in expanding our service partner program, under which services engagements are referred to third party service providers as we increase our focus on higher margin engagements. Our organic training business, which typically represents about 15% of our total services revenue, was up 6% year over year.
Foreign currency exchange rate movements impacted consulting and training services revenue unfavorably by $1.4 million in the first quarter of 2013 compared to the first quarter of 2012.

Support Revenue
Support revenue is comprised of contracts to maintain new and/or previously purchased software. We saw steady growth in support revenue in 2012, continuing in 2013, including the impact of Servigistics. Servigistics contributed $6.5 million to support revenue in the first quarter of 2013. Organic support revenue increased 2% ($3.7 million), 5% on an organic constant currency basis, in the first quarter of 2013 compared to the first quarter of 2012. CAD and Extended PLM support seats increased 2% and 19%, respectively, as of the end of the first quarter of 2013 compared to the end of the first quarter of 2012.
Foreign currency exchange rate movements impacted support revenue unfavorably by $3.4 million in the first quarter of 2013 compared to the first quarter of 2012.
Revenue from Individual Customers
We enter into customer contracts that may result in revenue being recognized over multiple reporting periods. Accordingly, revenue recognized in a current period may be attributable to contracts entered into during the current period or in prior periods. The table below shows license and/or consulting and training service revenue of $1 million or more recognized from individual customers in a single quarter during the fiscal year from contracts entered into during that quarter and/or a prior quarter. The amount of revenue, particularly license revenue, attributable to such customers, and the number of such customers, may vary significantly from quarter to quarter based on customer purchasing decisions, the completion of large services engagements commenced in previous quarters and macroeconomic conditions.
For the first quarters of 2013 and 2012, there were 27 (12 in the Americas, 9 in Europe and 6 in Asia) and 24 (10 in the Americas, 9 in Europe and 5 in Asia) of these customers, respectively, with average revenue per customer of $2.3 million and $2.9 million, respectively.
Revenue from large customers in the first quarter of 2013 decreased 10% compared to the first quarter of 2012. The license revenue portion of this metric, which typically comprises approximately 50% of the total, was 45% and 49% in the first quarters of 2013 and 2012, respectively, reflecting a lower mix of license revenue, and greater service revenues.  This mix shift reflects an increase in customer implementations of current services projects and lower license revenue contributions from new large deals in Europe due to continued weakness in the economic environment in that region.

	Three months ended
	December 29, 2012	December 31, 2011
	(Dollar amounts in millions)
License and/or consulting and training service revenue greater than $1 million from individual customers in a quarter	$61.8	$68.8
% of total license and consulting and training service revenue	40%	42%
Revenue by Geographic Region

	Three months ended		Percent Change
	December 29, 2012	December 31, 2011	Actual	Constant Currency
	(Dollar amounts in millions)
Revenue by region:
Americas	$132.7	$117.5	13%	13%
Europe	$119.7	$133.2	(10)%	(6)%
Pacific Rim	$38.6	$37.3	4%	3%
Japan	$28.8	$30.3	(5)%	(2)%
Revenue by region as a % of total revenue:
Americas	41%	37%
Europe	37%	42%
Pacific Rim	12%	12%
Japan	9%	9%

Americas
The increase in revenue in the Americas in the first quarter of 2013 compared to the first quarter of 2012 consisted of an increase of 5% ($1.6 million) in license revenue, 21% ($5.8 million) in consulting and training service revenue and an increase of 13% ($7.8 million) in support revenue. The increase in license revenue was driven by strong results for ALM, solid results in our organic SLM business and revenue from Servigistics. In the first quarter of 2013, total revenue from Servigistics in the Americas was $17.7 million. Organic license revenue and total revenue in the Americas were down 11% and 2%, respectively. While the macroeconomic environment remains soft in the Americas, we are optimistic about the outlook for this region.
Europe
Revenue in Europe in the first quarter of 2013 compared to the first quarter of 2012 reflects an increase in support revenue of 2% ($1.4 million), 7% on a constant currency basis. This increase was offset by a decrease in license revenue of 36% ($13.5 million) and a decrease in consulting and training service revenue of 4% ($1.4 million). In the first quarter of 2013, total revenue in Europe from Servigistics was $4.9 million. Organic license revenue and total organic revenue in Europe were down 44% and 14%, respectively. We were expecting a decline in Europe on a year-over-year basis, given strong comparative results in the first quarter of 2012. However, results were further impacted by the weakening manufacturing sector in Europe that impacted the closure of large deals in PLM and CAD during the quarter. Given the uncertain macroeconomic environment in Europe, we are currently expecting only moderate growth in the region for fiscal 2013.
Changes in foreign currency exchange rates, particularly the Euro, unfavorably impacted revenue in Europe by $5.1 million in the first quarter of 2013 as compared to the first quarter of 2012.
Pacific Rim
The increase in revenue in the Pacific Rim in the first quarter of 2013 compared to the first quarter of 2012 consisted primarily of an increase of 9% ($1.5 million) in license revenue and an increase of 9% ($1.0 million) in support revenue, partially offset by a decrease of 11% ($1.1 million) in consulting and training service revenue. In the first quarter of 2013, total revenue from Servigistics in the Pacific Rim was $0.6 million. Organic license revenue and total organic revenue were up 7% and 2%, respectively. Given the momentum we experienced in the Pacific Rim in 2012 and our current outlook, we are expecting another solid year of performance in 2013 in this region.
Revenue from China, which has historically represented 6% to 7% of our total revenue, increased 5% in the first quarter of 2013, compared to the first quarter of 2012.
Changes in foreign currency exchange rates impacted revenue in the Pacific Rim unfavorably by $0.3 million in the first quarter of 2013 as compared to the first quarter of 2012.
Japan
The increase in revenue in Japan in the first quarter of 2013 compared to the first quarter of 2012 included an increase of 15% ($0.6 million) in license revenue, offset by a decrease of 38% ($2.1 million) in consulting and training service revenue. In the first quarter of 2013, total revenue in Japan from Servigistics was $2.0 million. Organic license revenue and total organic revenue were both down 12%. Similar to Europe, we experienced delays in closing large license transactions in Japan during the first quarter. However based on the significant growth in sales capacity and our pipeline in the region, we are expecting growth to improve during fiscal 2013.
Changes in the Yen to U.S. Dollar exchange rate unfavorably impacted revenue in Japan by $0.9 million in the first quarter of 2013 compared to the first quarter of 2012.

Gross Margin

	Three months ended
	December 29, 2012	December 31, 2011	Percent Change
	(Dollar amounts in millions)
Gross margin	$222.7	$220.1	1%
Non-GAAP gross margin	231.3	228.2	1%
Gross margin as a % of revenue
License	90%	91%
Service	11%	6%
Support	88%	88%
Gross margin as a % of total revenue	70%	69%
Non-GAAP gross margin as a % of total revenue	72%	71%

Gross margin as a percentage of total revenue for the first quarter of 2013 compared to the first quarter of 2012 reflects higher services margins offset by a less favorable revenue mix. License revenue, which generates the highest gross margins, was 25% of total revenue in the first quarter of 2013, compared to 28% in the first quarter of 2012. Service margin improved from 5.5% in the first quarter of 2012 to 10.6% in the first quarter of 2013 due in part to reducing our mix of direct services that we perform through expansion of our services partner program and delivery efficiencies, including improving utilization rates.

Costs and Expenses

	Three months ended
	December 29, 2012	December 31, 2011	Percent Change
	(Dollar amounts in millions)
Costs and expenses:
Cost of license revenue	$8.0	$7.7	5%
Cost of service revenue	68.6	71.5	(4)%
Cost of support revenue	20.5	19.1	7%
Sales and marketing	93.5	97.8	(4)%
Research and development	57.4	55.0	4%
General and administrative	35.8	29.6	21%
Amortization of acquired intangible assets	6.6	5.2	27%
Restructuring charges	15.4	—
Total costs and expenses	$305.9	$285.8	7%	(1)
Total headcount at end of period	6,126	6,110

(1)	On a constant currency basis, compared to the year-ago period, total costs and expenses for the first quarter of 2013 increased 9%.
Costs and expenses in the first quarter of 2013 compared to the first quarter of 2012 increased primarily as a result of:

•	restructuring charges of $15.4 million primarily for severance and other related costs associated with the termination of 168 employees;

•	an increase of approximately 400 employees in connection with our acquisition of Servigistics on October 2, 2012;

•
company-wide merit pay increases effective on February 1, 2012 (approximately $11 million on an annualized basis), which resulted in an increase in salary expense across all functional organizations; and

•	acquisition-related costs (included in general and administrative), which were $2.5 million higher in the first quarter of 2013.
These cost increases were offset by cost savings associated with restructuring actions in the second and third quarters of 2012 and the first quarter of 2013, which collectively resulted in the termination of 377 employees.
Cost of License Revenue

	Three months ended
	December 29, 2012	December 31, 2011	Percent Change
	(Dollar amounts in millions)
Cost of license revenue	$8.0	$7.7	5%
% of total revenue	3%	2%
% of total license revenue	10%	9%

Our cost of license revenue consists of fixed and variable costs associated with reproducing and distributing software and documentation, as well as royalties paid to third parties for technology embedded in or licensed with our software products and amortization of intangible assets associated with acquired products. Cost of license revenue increased in the first quarter of 2013 due in part to amortization of acquired purchased software, which was $0.5 million higher than the first quarter of 2012 as a result of the Servigistics acquisition. Cost of license revenue as a percent of license revenue can vary depending on product mix sold and the effect of fixed and variable royalties and the level of amortization of acquired software intangible assets.
Cost of Service Revenue

	Three months ended
	December 29, 2012	December 31, 2011	Percent Change
	(Dollar amounts in millions)
Cost of service revenue	$68.6	$71.5	(4)%
% of total revenue	21%	22%
% of total service revenue	89%	94%
Service headcount at end of period	1,411	1,433	(2)%

Our cost of service revenue includes costs such as salaries, benefits, and computer equipment and facilities for our training and consulting personnel; and third-party subcontractor fees.

In the first quarter of 2013 compared to the first quarter of 2012 total compensation, benefit costs and travel expenses were 3% ($1.7 million) lower, primarily due to decreased headcount. Cost of service headcount at the end of the first quarter of 2013 included approximately 120 employees added from Servigistics. The cost of third-party consulting services was $2.2 million lower in the first quarter of 2013 compared to the first quarter of 2012.
Cost of Support Revenue

	Three months ended
	December 29, 2012	December 31, 2011	Percent Change
	(Dollar amounts in millions)
Cost of support revenue	$20.5	$19.1	7%
% of total revenue	6%	6%
% of total support revenue	12%	12%
Support headcount at end of period	610	523	17%

Our cost of support revenue includes costs such as salaries, benefits, and computer equipment and facilities associated with customer support and the release of support updates (including related royalty costs).

In the first quarter of 2013 compared to the first quarter of 2012 total compensation, benefit costs and travel expenses were 5% ($0.6 million) higher, primarily due to increased headcount. Cost of support headcount at the end of the first quarter of 2013 included approximately 80 employees added from Servigistics.

Sales and Marketing

	Three months ended
	December 29, 2012	December 31, 2011	Percent Change
	(Dollar amounts in millions)
Sales and marketing	$93.5	$97.8	(4)%
% of total revenue	29%	31%
Sales and marketing headcount at end of period	1,487	1,569	(5)%

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. Our compensation, benefit costs and travel expenses were lower by an aggregate of 7% ($5.7 million) in the first quarter of 2013 compared to the first quarter of 2012, primarily due to lower headcount. Sales and marketing headcount at the end of the first quarter of 2013 included approximately 40 employees added from Servigistics.
Research and Development

	Three months ended
	December 29, 2012	December 31, 2011	Percent Change
	(Dollar amounts in millions)
Research and development	$57.4	$55.0	4%
% of total revenue	18%	17%
Research and development headcount at end of period	1,992	1,985	—%

Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Major research and development activities include developing new releases and updates of our software that enhance functionality and developing new products or features. Total compensation, benefit costs and travel expenses were higher in the first quarter of 2013 compared to the first quarter of 2012 by an aggregate of 3% ($1.2 million). Research and development headcount at the end of the first quarter of 2013 included approximately 130 employees added from Servigistics.
General and Administrative

	Three months ended
	December 29, 2012	December 31, 2011	Percent Change
	(Dollar amounts in millions)
General and administrative	$35.8	$29.6	21%
% of total revenue	11%	9%
General and administrative headcount at end of period	615	587	5%

Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources, legal and administrative functions, as well as acquisition-related charges, bad debt expense and outside professional services, including accounting and legal fees. Acquisition-related costs were $4.6 million and $2.1 million for the first quarter of 2013 and 2012, respectively, and include charges related to acquisition integration activities (i.e., severance and professional fees). Total compensation, benefit costs and travel costs were higher in the first quarter of 2013 by 9% ($1.8 million) due to increased headcount. General and administrative headcount at the end of the first quarter of 2013 included approximately 30 employees added from Servigistics.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets reflects the amortization of acquired non-product related intangible assets, primarily customer and trademark-related intangible assets, recorded in connection with completed acquisitions. The increase in amortization of acquired intangible assets in the first quarter of 2013 was primarily due to our acquisition of Servigistics.
Restructuring charges

	Three months ended
	December 29, 2012	December 31, 2011
	(in millions)
Restructuring charges	$15.4	$—
In the first quarter of 2013, as part of our strategy to reduce costs and to realign our business, we implemented a restructuring of our business and recorded restructuring charges of $15.4 million primarily for severance and related costs associated with 168 employees notified of termination during the first quarter of 2013.

In the second quarter of 2013, we announced plans to implement further cost reductions. As a result, we will record an additional restructuring charge of approximately $15 million in the second quarter of 2013, primarily attributable to termination benefits. We expect that substantially all affected employees will be separated from PTC by the end of the second fiscal quarter. While we expect the restructuring to be substantially completed in the second fiscal quarter of 2013, the full impact of the expense reductions will not be realized until the third quarter of 2013.

These restructuring actions will result in cash expenditures of approximately $30 million during 2013, $7 million of which was paid in the first quarter of 2013. We expect estimated cost savings of these restructuring actions of approximately $9 million per quarter, beginning in the third quarter of 2013 with a partial benefit to be realized in the second quarter.
Interest and Other (Expense) Income, net

	Three months ended
	December 29, 2012	December 31, 2011
	(in millions)
Interest income	$0.8	$0.8
Interest expense	(1.9)	(1.2)
Other income (expense), net	(0.7)	(2.2)
Total interest and other (expense) income, net	$(1.8)	$(2.6)

Interest and other (expense) income, net includes interest income, interest expense, costs of hedging contracts, certain realized and unrealized foreign currency transaction gains or losses and exchange gains or losses resulting from the required period-end currency remeasurement of the financial statements of our subsidiaries that use the U.S. Dollar as their functional currency. A large portion of our revenue and expenses is transacted in foreign currencies. To reduce our exposure to fluctuations in foreign exchange rates, we engage in hedging transactions involving the use of foreign currency forward contracts, primarily in the Euro and Canadian Dollar. The increase in interest expense in the first quarter of 2013 compared to the prior year period is due to amounts outstanding under our credit facility. We borrowed $230 million under our credit facility in September 2012 in connection with our acquisition of Servigistics. We had $368 million outstanding under the facility at December 29, 2012 compared to $200 million at December 31, 2011. The decrease in other income (expense), net in the first quarter of 2013 compared to the prior year period was due primarily to foreign currency net losses which were $1.7 million lower in the first quarter of 2013 compared to the first quarter of 2012.
Income Taxes

	Three months ended
	December 29, 2012	December 31, 2011
	(Dollar amounts in millions)
Pre-tax income	$12.1	$29.9
Tax (benefit) provision	(23.8)	7.7
Effective income tax rate	(197)%	26%

In the first quarter of 2013, our effective tax rate was lower than the 35% statutory federal income tax rate due primarily to the reversal of a portion of our valuation allowance against net deferred tax assets described below. Additionally, we established a valuation allowance on U.S. net deferred tax assets in the fourth quarter of 2012.  Our first quarter of 2013 tax benefit does not include a tax benefit on our forecast 2013 U.S. loss as it is offset by a valuation allowance.
In the first quarter 2012, our effective tax rate was lower than the 35% statutory federal income tax rate due primarily to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate. Our provision included the expiration on December 31, 2011 of the research and development (R&D) credit in the U.S. and a discrete non-cash charge of $1.5 million related to the impact of a Japanese legislative change, enacted in the first quarter, on our Japan entity's deferred tax assets.
In the fourth quarter of 2012, we recorded a $124.5 million non-cash charge to the income tax provision to establish a valuation allowance against all of our U.S. deferred tax assets, which were net of approximately $28 million of U.S. deferred tax liabilities. In the first quarter of 2013, our acquisition of Servigistics, Inc. was accounted for as a business combination. Assets acquired, including the fair values of acquired tangible assets, intangible assets (including finite-lived acquired intangible assets totaling $118.3 million) and assumed liabilities were recorded and we recorded net deferred tax liabilities of $35.6 million primarily related to the tax effect of the acquired intangible assets that are not deductible for income tax purposes. These net deferred tax liabilities reduced our net deferred tax asset balance and resulted in a tax benefit of $32.6 million to decrease our valuation allowance in jurisdictions where we have recorded a valuation allowance (primarily the U.S.). As this decrease in the valuation allowance is not part of the accounting for the business combination (the fair value of the assets acquired and liabilities assumed) it was recorded as an income tax benefit.
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
Income and Margins; Earnings per Share
As shown in the table below, our operating income and operating margins in the first quarter of 2013 increased compared to the first quarter of 2012, primarily due to higher revenue and improved operating margins described in Revenue and Costs and Expenses above.
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
The non-GAAP measures exclude fair value adjustments related to acquired deferred support revenue, stock-based compensation expense, amortization of acquired intangible assets expense, acquisition-related charges, restructuring charges, one-time charges included in non-operating other income (expense), net and the related tax effects of the preceding items, and any other identified tax items. These expenses and charges are normally included in the comparable measures calculated and presented in accordance with GAAP. Our management excludes these items when evaluating our ongoing performance and/or predicting our earnings trends, and therefore excludes them when presenting non-GAAP financial measures. Management uses, and investors should consider, non-GAAP measures in conjunction with our GAAP results.
Fair value of acquired deferred support revenue is a purchase accounting adjustment recorded to reduce acquired deferred support revenue to the fair value of the remaining obligation.
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

The following tables reconcile each of these non-GAAP measures to its most closely comparable GAAP measure on our financial statements.

	Three months ended
	December 29, 2012	December 31, 2011
	(in millions, except per share amounts)
GAAP revenue	$319.8	$318.3
Fair value of acquired deferred support revenue	1.6	1.5
Non-GAAP revenue	$321.3	$319.8

GAAP gross margin	$222.7	$220.1
Fair value of acquired deferred support revenue	1.6	1.5
Stock-based compensation	2.4	2.5
Amortization of acquired intangible assets included in cost of license revenue	4.6	4.1
Non-GAAP gross margin	$231.3	$228.2

GAAP operating income	$13.9	$32.5
Fair value of acquired deferred support revenue	1.6	1.5
Stock-based compensation	11.9	13.4
Amortization of acquired intangible assets included in cost of license revenue	4.6	4.1
Amortization of acquired intangible assets	6.6	5.2
Acquisition-related charges included in general and administrative expenses	4.6	2.1
Restructuring charges	15.4	—
Non-GAAP operating income	$58.6	$58.8

GAAP net income	$35.8	$22.1
Fair value of acquired deferred support revenue	1.6	1.5
Stock-based compensation	11.9	13.4
Amortization of acquired intangible assets included in cost of license revenue	4.6	4.1
Amortization of acquired intangible assets	6.6	5.2
Acquisition-related charges included in general and administrative expenses	4.6	2.1
Restructuring charges	15.4	—
Non-operating foreign currency transaction loss (1)	—	0.8
Income tax adjustments (2)	(36.4)	(6.7)
Non-GAAP net income	$44.1	$42.5
GAAP diluted earnings per share	$0.29	$0.18
Stock-based compensation	0.10	0.11
Amortization of acquired intangible assets	0.09	0.08
Acquisition-related charges	0.04	0.02
Restructuring charges	0.13	—
Income tax adjustments	(0.30)	(0.06)
All other items identified above	0.01	0.02
Non-GAAP diluted earnings per share	$0.36	$0.35

Operating margin impact of non-GAAP adjustments:

	Three months ended
	December 29, 2012	December 31, 2011
GAAP operating margin	4.3%	10.2%
Fair value of deferred support revenue	0.5%	0.5%
Stock-based compensation	3.7%	4.2%
Amortization of acquired intangibles	3.5%	2.9%
Acquisition-related charges	1.4%	0.6%
Restructuring charges	4.8%	—%
Non-GAAP operating margin	18.2%	18.4%

(1)	In the first quarter of 2012, we recorded $0.8 million of foreign currency transaction losses related to MKS legal entity mergers completed during the quarter.

(2)
Income tax adjustments reflect the tax effects of non-GAAP adjustments for the first quarter of 2013 and 2012, which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above, as well as one-time non-cash GAAP charges. In the fourth quarter of 2012, a valuation allowance was established against our U.S. net deferred tax assets. As the U.S. is profitable on a non-GAAP basis, the 2013 non-GAAP tax provision is being calculated assuming there is no U.S. valuation allowance and as a result a non-GAAP income tax benefit of $6.2 million is included in the first quarter of 2013. The first quarter of 2013 also includes a one-time non-cash GAAP tax benefit of $32.6 million related to the release of a portion of the valuation allowance as a result of deferred tax liabilities established in accounting for the acquisition of Servigistics which has been excluded from non-GAAP net income. In the first quarter of 2012, the tax effects exclude a one-time non-cash GAAP charge of $1.4 million related to the impact from a reduction in the statutory tax rate in Japan on deferred tax assets from a litigation settlement.

Liquidity and Capital Resources

	December 29, 2012	December 31, 2011
	(in thousands)
Cash and cash equivalents	$248,392	$187,351
Amounts below are for the three months ended:
Cash provided by operating activities	$13,636	$36,485
Cash used by investing activities	(229,816)	(8,450)
Cash used by financing activities	(26,342)	(5,315)

Cash and cash equivalents
We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. Cash and cash equivalents include highly liquid investments with original maturities of three months or less. At December 29, 2012 cash and cash equivalents totaled $248.4 million, down from $489.5 million at September 30, 2012 due primarily to $13.6 million of cash provided by operating activities in the first three months of 2012, offset by $222.4 million of cash used to acquire Servigistics, $7.4 million of cash used for capital expenditures, $15.8 million of cash used to repurchase shares of our common stock and $9.3 million of payments of withholding taxes in connection with vesting of stock-based awards.
Cash provided by operating activities
Cash provided by operating activities was $13.6 million in the first three months of 2013, compared to $36.5 million of cash provided by operating activities in the first three months of 2012. Cash provided by operations was lower in part because we made $10.3 million of restructuring payments in the first quarter of 2013; $4 million of payments to satisfy compensation-related accruals assumed from Servigistics and $2 million more in acquisition-related cost payments. Accounts receivable days sales outstanding was 63 days at the end of the first quarter of 2013 compared to 61 days as of September 30, 2012 and 63 days at the end of the first quarter of 2012.
Cash used by investing activities

	Three months ended
	December 29, 2012	December 31, 2011
	(in thousands)
Cash used by investing activities included the following:
Acquisitions of businesses	$(222,423)	$(880)
Additions to property and equipment	(7,393)	(7,570)
	$(229,816)	$(8,450)

In the first quarter of 2013, we acquired Servigistics, Inc for $222.4 million as described in Note 6. Acquisitions in the Notes to Consolidated Financial Statements of this Form 10-Q. In the first quarter of 2012, we paid $0.9 million of contingent purchase price price related to our acquisition of 4CS. Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements.
Cash used by financing activities

	Three months ended
	December 29, 2012	December 31, 2011
	(in thousands)
Cash used by financing activities included the following:
Net repayments of borrowings under credit facility	$(1,875)	$—
Repurchases of common stock	(15,792)	—
Payments of withholding taxes in connection with vesting of stock-based awards	(9,348)	(12,661)
Proceeds from issuance of common stock	645	7,196
Excess tax benefits from stock-based awards	28	150
	$(26,342)	$(5,315)

In the first quarter of 2013, we repurchased 0.7 million shares of our common stock under our repurchase program. Proceeds from the issuance of common stock relate to stock option exercises. Such proceeds were lower in the first quarter of 2013 as there were fewer option exercises. We expect proceeds from option exercises to be lower going forward than historical amounts as we have not granted stock options as a form of equity incentive compensation since 2004, and there are only 0.5 million options outstanding at the end of the first quarter of 2013. In the first quarter of 2012, we borrowed $40 million under our credit facility for short-term cash requirements, including the payment of fiscal 2011 incentive compensation, which we repaid prior to the end of that quarter.
Credit Facility
In August 2012, we entered into a multi-currency credit facility (the credit facility) with a syndicate of ten banks for which JPMorgan Chase Bank, N.A. acts as Administrative Agent. The credit facility replaced a revolving credit facility with the same banks (the previous credit facility) entered into in August 2010. We expect to use the credit facility for general corporate purposes, including acquisitions of businesses and working capital requirements. The new credit facility consists of a $150 million term loan and a $300 million revolving loan commitment, and may be increased by an additional $150 million (in the form of revolving loans or term loans, or a combination thereof) if the existing or additional lenders are willing to make such increased commitments. The revolving loan commitment does not require amortization of principal. The term loan requires repayment of principal at the end of each calendar quarter, beginning with the quarter ending December 31, 2012. The revolving loan and term loan may be repaid in whole or in part prior to the scheduled maturity dates at PTC's option without penalty or premium. The credit facility matures on August 16, 2017, when all remaining amounts outstanding will be due and payable in full. We are required to make principal payments under the term loan of $5.6 million, $15.0 million, $15.0 million, $22.5 million and $90.0 million in the remainder of 2013, 2014, 2015, 2016 and 2017, respectively.

As of December 29, 2012, the balance outstanding under the credit facility was $368 million, including $230 million borrowed in September 2012 in connection with our acquisition of Servigistics which we completed on October 2, 2012.

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

As of December 29, 2012, our leverage ratio was 1.5 to 1.00 and our fixed charge coverage ratio was 21.9 to 1.00. We were in compliance with all financial and operating covenants of the credit facility as of December 29, 2012.
For a description of additional terms and conditions of the credit facility, including limitations on our ability to undertake certain actions, see Note 12. Long Term Debt in the Notes to Consolidated Financial Statements of this Form 10-Q.
Share Repurchases
Our Board of Directors has periodically authorized us to repurchase shares of our common stock. We are currently authorized to repurchase up to $100 million worth of shares with cash from operations in the period October 1, 2012 through September 30, 2013. In the first quarter of 2013, we repurchased 0.7 million shares at a cost of $15.8 million. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued. Future repurchases of shares will reduce our cash balances.
Expectations for Fiscal 2013
We believe that existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements through at least the next twelve months and to meet our known long-term capital requirements. In addition, we expect to generate sufficient cash flow from operations in 2013 to repay $120 million outstanding under our credit facility and to repurchase between $55 million and $75 million worth of shares of our common stock in 2013. Capital expenditures in 2013 are currently anticipated to be approximately $28 million.
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
At December 29, 2012, we had cash and cash equivalents of $39.9 million in the United States, $114.0 million in Europe, $67.8 million in the Pacific Rim (including India), $11.3 million in Japan and $15.4 million in other non-U.S. countries. As of December 29, 2012, we had an outstanding intercompany loan receivable of $270.7 million, primarily resulting from our business reorganizations described in Note G Income Taxes in the Notes to Consolidated Financial Statements of our 2012 Annual Report on Form 10-K, owed to the U.S. from our top tier foreign subsidiary. This amount can be repaid with cash generated by our foreign subsidiaries and repatriated to the U.S. without future tax cost.

Critical Accounting Policies and Estimates
The financial information included in Item 1 reflects no material changes in our critical accounting policies and estimates as set forth under the heading Critical Accounting Policies and Estimates in Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2012 Annual Report on Form 10-K. We did not make any changes to these policies or to these estimates during the quarter ended December 29, 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our market risk exposure as described in Item 7A: Quantitative and Qualitative Disclosures about Market Risk of our 2012 Annual Report on Form 10-K.

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
We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 29, 2012.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In addition to other information set forth in this report, you should carefully consider the factors described in Part I. Item 1A. Risk Factors in our 2012 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2012 Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below shows the shares of our common stock we repurchased in the first quarter of 2013.
ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 - October 27, 2012	—	—	—	$100,000,000(2)
October 27 - November 24, 2012	—	$—	—	$100,000,000(2)
November 25 - December 29, 2012	719,626	$21.94	719,626	$84,207,909(2)

Total	719,626	$21.94	719,626	$84,207,909(2)

(1) Periods are our fiscal months within the fiscal quarter.
(2) In September 2012, our Board authorized us to repurchase up to $100 million worth of our shares in the period October 1, 2012 through September 30, 2013, which repurchase program we announced on October 31, 2012.

ITEM 6.	EXHIBITS

3.1(a)
Restated Articles of Organization of PTC Inc. (formerly Parametric Technology Corporation) adopted February 4, 1993 (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1996 (File No. 0-18059) and incorporated herein by reference).

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

3.1(g)	Articles of Amendment to Restated Articles of Organization adopted January 28, 2013.

3.2
By-Laws, as amended and restated, of PTC Inc. (formerly Parametric Technology Corporation) (filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 0-18059) and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32*	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

101
The following materials from PTC Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 29, 2012 and September 30, 2012; (ii) Condensed Consolidated Statements of Operations for the three months ended December 29, 2012 and December 31, 2011; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended December 29, 2012 and December 31, 2011; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 29, 2012 and December 31, 2011; and (v) Notes to Condensed Consolidated Financial Statements.

_________________

*	Indicates that the exhibit is being furnished with this report and is not filed as a part of it.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PTC Inc.

By:	/s/ JEFFREY D. GLIDDEN
Jeffrey D. Glidden Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 6, 2013