Form 10-Q
period 2013-03-30
PTC INC.
filed 2013-05-08
CIK 857005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2013
Commission File Number: 0-18059
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There were 119,620,521 shares of our common stock outstanding on May 3, 2013.

PTC Inc.
INDEX TO FORM 10-Q
For the Quarter Ended March 30, 2013

PART I—FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS

PTC Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 30, 2013	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$240,809	$489,543
Accounts receivable, net of allowance for doubtful accounts of $3,442 and $3,418 at March 30, 2013 and September 30, 2012, respectively	213,252	217,370
Prepaid expenses	44,129	28,341
Other current assets	111,539	121,019
Deferred tax assets	35,509	22,879
Total current assets	645,238	879,152
Property and equipment, net	62,731	63,466
Goodwill	748,251	610,347
Acquired intangible assets, net	278,748	185,885
Deferred tax assets	17,654	20,660
Other assets	32,197	32,124
Total assets	$1,784,819	$1,791,634
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$63,935	$65,517
Accrued compensation and benefits	81,183	92,212
Accrued income taxes	5,203	804
Deferred tax liabilities	567	402
Current portion of long term debt	7,500	7,500
Deferred revenue	340,681	315,309
Total current liabilities	499,069	481,744
Long term debt, net of current portion	300,625	362,500
Deferred tax liabilities	45,326	31,854
Deferred revenue	9,660	12,220
Other liabilities	102,340	106,057
Total liabilities	957,020	994,375
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 119,585 and 119,553 shares issued and outstanding at March 30, 2013 and September 30, 2012, respectively	1,196	1,196
Additional paid-in capital	1,801,549	1,822,698
Accumulated deficit	(901,286)	(954,134)
Accumulated other comprehensive loss	(73,660)	(72,501)
Total stockholders’ equity	827,799	797,259
Total liabilities and stockholders’ equity	$1,784,819	$1,791,634

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Revenue:
License	$79,690	$74,779	$158,875	$163,867
Service	73,084	75,806	149,844	151,433
Support	161,175	150,540	324,981	304,101
Total revenue	313,949	301,125	633,700	619,401
Cost of revenue:
Cost of license revenue	8,291	7,824	16,303	15,483
Cost of service revenue	64,550	66,366	133,142	137,816
Cost of support revenue	20,429	19,026	40,897	38,136
Total cost of revenue	93,270	93,216	190,342	191,435
Gross margin	220,679	207,909	443,358	427,966
Operating expenses:
Sales and marketing	88,059	90,962	181,608	188,740
Research and development	55,528	54,576	112,957	109,569
General and administrative	33,398	29,534	69,215	59,106
Amortization of acquired intangible assets	6,640	5,132	13,263	10,341
Restructuring charges	15,810	20,802	31,212	20,802
Total operating expenses	199,435	201,006	408,255	388,558
Operating income	21,244	6,903	35,103	39,408
Interest and other (expense) income, net	(1,867)	(2,967)	(3,672)	(5,610)
Income before income taxes	19,377	3,936	31,431	33,798
Provision (benefit) for income taxes	2,340	367	(21,417)	8,106
Net income	$17,037	$3,569	$52,848	$25,692
Earnings per share—Basic	$0.14	$0.03	$0.44	$0.22
Earnings per share—Diluted	$0.14	$0.03	$0.44	$0.21
Weighted average shares outstanding—Basic	119,518	119,003	119,722	118,356
Weighted average shares outstanding—Diluted	121,071	121,401	121,438	120,985

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended		Six months ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Net income	$17,037	$3,569	$52,848	$25,692
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0 for all periods	(8,540)	7,849	(3,075)	2,779
Minimum pension liability adjustment, net of tax of ($0.8) million and ($1.0) million for the second quarter and first six months of 2013, respectively, and $0.3 million for both the second quarter and first six months of 2012	1,885	717	1,916	862
Other comprehensive (loss) income	(6,655)	8,566	(1,159)	3,641
Comprehensive income	$10,382	$12,135	$51,689	$29,333

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	March 30, 2013	March 31, 2012
Cash flows from operating activities:
Net income	$52,848	$25,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,864	33,285
Stock-based compensation	23,703	26,074
Excess tax benefits from stock-based awards	(139)	(453)
Other non-cash items, net	138	211
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	22,185	38,698
Accounts payable and accrued expenses	(6,111)	(6,233)
Accrued compensation and benefits	(18,631)	(7,635)
Deferred revenue	30,843	33,482
Accrued and deferred income taxes	(40,553)	(11,901)
Other current assets and prepaid expenses	(3,197)	3,573
Other noncurrent assets and liabilities	(3,518)	(1,759)
Net cash provided by operating activities	96,432	133,034
Cash flows from investing activities:
Additions to property and equipment	(12,426)	(16,624)
Acquisitions of businesses, net of cash acquired	(222,423)	(1,170)
Net cash used by investing activities	(234,849)	(17,794)
Cash flows from financing activities:
Borrowings under credit facility	—	40,000
Repayments of borrowings under credit facility	(61,875)	(80,000)
Repurchases of common stock	(34,947)	(14,983)
Proceeds from issuance of common stock	2,874	14,123
Excess tax benefits from stock-based awards	139	453
Payments of withholding taxes in connection with vesting of stock-based awards	(12,891)	(19,465)
Net cash used by financing activities	(106,700)	(59,872)
Effect of exchange rate changes on cash and cash equivalents	(3,617)	861
Net (decrease) increase in cash and cash equivalents	(248,734)	56,229
Cash and cash equivalents, beginning of period	489,543	167,878
Cash and cash equivalents, end of period	$240,809	$224,107

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
The results of operations for the six months ended March 30, 2013 are not necessarily indicative of the results expected for the remainder of the fiscal year.

Recent Accounting Pronouncements
Disclosures about Offsetting Assets and Liabilities
In January 2013, the Financial Accounting Standards Board (the FASB) issued ASU 2013-01. ASU clarifies the scope of disclosures about offsetting assets and liabilities originally outlined in ASU 2011-11 issued in December 2011. ASU 2013-01 limits the scope of the disclosures to recognized derivative instruments accounted for in accordance with ASC 815, Derivatives and Hedging. For assets and liabilities within the scope of the standard, entities are required to disclose certain quantitative information in a tabular format, separately for assets and liabilities. The information required includes: a) the gross amounts of those recognized assets and those recognized liabilities; b) the amounts offset to determine the net amounts presented in the statement of financial position; c) the net amounts presented in the statement of financial position; d) the amounts subject to an enforceable master netting arrangement or similar agreement not otherwise included in (b); and e) the net amount after deducting the amounts in (d) from the amounts in (c). The disclosures are effective for us in our first quarter of fiscal 2014. We are currently evaluating the impact of ASU 2013-02 on our consolidated financial statements.
Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income
In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02), to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for us in our first quarter of fiscal 2014 with earlier adoption permitted. We are currently evaluating the impact of ASU 2013-02 on our consolidated financial statements.
2. Deferred Revenue and Financing Receivables
Deferred Revenue
Deferred revenue primarily relates to software support agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and, if not yet paid, the related customer receivable is included in other current assets. Billed but uncollected support-related amounts included in other current assets at March 30, 2013 and September 30, 2012 were $103.3 million and $110.7 million, respectively.
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

As of March 30, 2013 and September 30, 2012 amounts due from customers for contracts with original payment terms greater than twelve months (financing receivables) totaled $40.7 million and $42.5 million, respectively. Accounts receivable in the accompanying consolidated balance sheets included current receivables from such contracts totaling $25.7 million and $29.5 million at March 30, 2013 and September 30, 2012, respectively, and other assets in the accompanying consolidated balance sheets included long-term receivables from such contracts totaling $15.0 million and $13.0 million at March 30, 2013 and September 30, 2012, respectively. As of March 30, 2013, $0.7 million of these receivables were past due. None of these receivables were past due as of September 30, 2012. Our credit risk assessment for financing receivables was as follows:

	March 30, 2013	September 30, 2012
	(in thousands)
S&P bond rating BBB-1 and above-Tier 1	$37,043	$34,017
Internal Credit Assessment-Tier 2	3,697	8,446
Internal Credit Assessment-Tier 3	—	—
Total financing receivables	$40,740	$42,463

We evaluate the need for an allowance for doubtful accounts for estimated losses resulting from the inability of these customers to make required payments. As of March 30, 2013 and September 30, 2012, we concluded that all financing receivables were collectible and no reserve for credit losses was recorded. We did not provide a reserve for credit losses or write off any uncollectible financing receivables in the six months ended March 30, 2013 and fiscal year 2012. We write off uncollectible trade and financing receivables when we have exhausted all collection avenues.

We periodically transfer future payments under certain of these contracts to third-party financial institutions on a non-recourse basis. We record such transfers as sales of the related accounts receivable when we surrender control of such receivables. There were no financing receivables sold in the first six months of 2013. We sold $7.5 million of financing receivables to third-party financial institutions in the six months ended March 31, 2012.

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

In the second quarter of 2013, we adopted a plan to further restructure our workforce and related facilities to enhance long-term profitability and recorded a restructuring charge of $15.8 million. The restructuring charges included $14.4 million for severance and related costs associated with 120 employees notified of termination in the second quarter and $1.4 million related to facility consolidations.
In the second quarter of 2012, we implemented a restructuring of our business and recorded restructuring charges of $20.8 million. The restructuring charges included $20.0 million for severance and related costs associated with 168 employees notified of termination during the second quarter of 2012 and $0.8 million of charges related to excess facilities.

The employee terminations described above triggered curtailments of a non-U.S. pension plan and interim remeasurements of the pension plan's assets and liabilities. The remeasurements resulted in decreases in the plan's net unrecognized losses which were recorded in accumulated other comprehensive income of $2.1 million, $0.6 million and $1.2 million in the second quarter of 2013, the first quarter of 2013 and the second quarter of 2012, respectively, net of tax.

The following table summarizes restructuring accrual activity for the six months ended March 30, 2013:

	2013 Restructuring Charges
	Employee Severance and Related Benefits	Facility Closures and Related Costs	Total	Historical (1)	Total
	(in thousands)
October 1, 2012	$—	$—	$—	$4,461	$4,461
Charges to operations	29,958	1,461	31,419	(207)	31,212
Cash disbursements	(18,948)	(337)	(19,285)	(4,096)	(23,381)
Foreign exchange impact	(333)	(15)	(348)	11	(337)
Accrual, March 30, 2013	$10,677	$1,109	$11,786	$169	$11,955

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
Our equity incentive plan provides for grants of nonqualified and incentive stock options, common stock, restricted stock, RSUs and stock appreciation rights to employees, directors, officers and consultants. We award RSUs as the principal equity incentive awards, including certain performance-based awards that are earned based on achievement of performance criteria established by the Compensation Committee of our Board of Directors. Each RSU represents the contingent right to receive one share of our common stock.
Our equity incentive plans are described more fully in Note K to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

Restricted stock unit activity for the six months ended March 30, 2013	Shares	Weighted Average Grant Date Fair Value (Per Share)
	(in thousands)
Balance of outstanding restricted stock units October 1, 2012	5,134	$19.99
Granted	1,850	$22.20
Vested	(1,911)	$19.06
Forfeited or not earned	(239)	$20.73
Balance of outstanding restricted stock units March 30, 2013	4,834	$21.16
Restricted stock unit activity for the six months ended March 30, 2013

	Restricted Stock Units
Grant Period	Performance-based (1)	Time-based (2)

	(Number of Units in thousands)
First six months of 2013	422	1,428
_________________

(1)
Of these performance-based RSUs, 90,859 will be eligible to vest to the extent earned in three substantially equal installments on the later of November 15, 2013 and the date the Compensation Committee determines the extent to which the performance criteria have been achieved, November 15, 2014 and November 15, 2015 and 317,197 will be eligible to vest in three substantially equal installments on (i) the later of November 15, 2013 and the date the Compensation Committee determines the extent to which performance criteria have been achieved, (ii) the later of November 15, 2014 and the date the Compensation Committee determines the extent to which the applicable performance criteria have been achieved, and (iii) the later of November 15, 2015 and the date the Compensation Committee determines the extent to which the applicable performance criteria have been achieved; RSUs not earned for a period may be earned in subsequent periods. The remaining 14,046 will vest on the later of November 15, 2013 and the date the Compensation Committee determines the extent to which the performance criteria have been achieved.

(2)
The time-based RSUs were issued to employees, including some of our executive officers, and the Board of Directors. Of these time-based RSUs, 1,363,705 will vest in three substantially equal annual installments in November 2013, 2014 and 2015 and 7,681 will vest in three substantially equal installments in March 2014, 2015, and 2016. The remaining 56,144 will vest the earlier of the date of the 2014 Annual Meeting of Stockholders or March 15, 2014.

Compensation expense recorded for our stock-based awards was classified in our consolidated statements of operations as follows:

	Three months ended		Six months ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(in thousands)		(in thousands)
Cost of license revenue	$8	$7	$13	$12
Cost of service revenue	1,420	1,358	3,032	2,921
Cost of support revenue	835	813	1,661	1,763
Sales and marketing	2,835	3,306	5,293	7,034
Research and development	1,824	2,240	4,336	4,789
General and administrative	4,888	4,968	9,368	9,555
Total stock-based compensation expense	$11,810	$12,692	$23,703	$26,074

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

	Three months ended		Six months ended
Calculation of Basic and Diluted EPS	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(in thousands, except per share data)
Net income	$17,037	$3,569	$52,848	$25,692
Weighted average shares outstanding—Basic	119,518	119,003	119,722	118,356
Dilutive effect of employee stock options, restricted shares and restricted stock units	1,553	2,398	1,716	2,629
Weighted average shares outstanding—Diluted	121,071	121,401	121,438	120,985
Earnings per share—Basic	$0.14	$0.03	$0.44	$0.22
Earnings per share—Diluted	$0.14	$0.03	$0.44	$0.21

Stock options to purchase 0.2 million and 0.1 million shares for the second quarter and first six months of 2012 were outstanding but were not included in the calculation of diluted EPS because the exercise prices per share were greater than the average market price of our common stock for those periods. These shares were excluded from the computation of diluted EPS as the effect would have been anti-dilutive.
Common Stock Repurchases
Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors has authorized us to repurchase up to $100 million worth of shares with cash from operations in the period October 1, 2012 through September 30, 2013. In the second quarter and first six months of 2013, we repurchased 0.8 million shares and 1.5 million shares at a cost of $19.1 million and $34.9 million, respectively. In the second quarter and first six months of 2012, we repurchased 0.6 million shares at a cost of $15.0 million. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.

6. Acquisition
Acquisition-related costs were $2.1 million and $6.7 million for the second quarter and six months ended March 30, 2013, respectively, and $0.4 million and $2.5 million for the second quarter and six months ended March 31, 2012, respectively. Acquisition-related costs include direct costs of completing an acquisition (i.e., investment banker fees, professional fees, including legal and valuation services) and expenses related to acquisition integration activities (i.e., professional fees, severance, and retention bonuses). These costs have been classified in general and administrative expenses in the accompanying consolidated statements of operations.
Servigistics
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
The results of operations of Servigistics have been included in our consolidated financial statements beginning on the acquisition date. Servigistics added $20.2 million and $45.5 million to our revenue in the second quarter and six months ended March 30, 2013, respectively.
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
The purchase price allocation resulted in $141.4 million of goodwill, the majority of which will not be deductible for income tax purposes. Of the acquired goodwill, $128.6 million was allocated to our software products segment and $12.8 million was allocated to our services segment. Intangible assets of $118.3 million includes purchased software of $49.9 million, customer relationships of $66.0 million and trademarks of $2.4 million, which are being amortized over weighted average useful lives of 9 years, 10 years and 7 years, respectively, based upon the pattern in which economic benefits related to such assets are expected to be realized. In accounting for the business combination we recorded net deferred tax liabilities of $35.6 million, primarily related to the tax effect of the acquired intangible assets other than goodwill and the fair value adjustment for deferred revenue that are not deductible for income tax purposes. The resulting amount of goodwill reflects our expectations of the following synergistic benefits: (1) the potential to sell Servigistics products into our customer base and to sell PTC products into Servigistics' customer base; (2) our intention to leverage our larger sales force and our intellectual property to attract new contracts and revenue; and (3) our intention to leverage our established presence in global markets.
The unaudited financial information in the table below summarizes the combined results of operations of PTC and Servigistics, on a pro forma basis, as though the companies had been combined as of the beginning of PTC's fiscal year 2012. The pro forma information for all periods presented includes the effects of business combination accounting resulting from the acquisition as though the acquisition had been consummated as of the beginning of fiscal year 2012, including amortization charges from acquired intangible assets, the fair value adjustment of acquired deferred support revenue being recorded in fiscal year 2012 versus fiscal year 2013, interest expense on borrowings in connection with the acquisition, the exclusion of acquisition-related costs and the related tax effects. PTC's first quarter of 2013 results also exclude the $32.6 million tax benefit recorded to decrease our valuation allowance in jurisdictions where we have recorded a valuation allowance as a result of Servigistics' net deferred tax liability position recorded in accounting for the business combination (Note 11). The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place at the beginning of 2012.
Unaudited Pro Forma Financial Information

	Three months ended		Six months ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(in millions, except per share amounts)
Revenue	$314.6	$317.2	$635.9	$651.1
Net income (loss)	$17.7	$(0.7)	$26.0	$22.9
Earnings (loss) per share—Basic	$0.15	$(0.01)	$0.22	$0.19
Earnings (loss) per share—Diluted	$0.15	$(0.01)	$0.21	$0.19

7. Goodwill and Intangible Assets
We have two operating segments: (1) Software Products and (2) Services. We assess goodwill for impairment at the reporting unit level. Our reporting units are determined based on the components of our operating segments that constitute a business for which discrete financial information is available and for which operating results are regularly reviewed by segment management. Our reporting units are consistent with our operating segments. As of March 30, 2013 and September 30, 2012, goodwill and acquired intangible assets in the aggregate attributable to our software products reportable segment were $983.9 million and $768.1 million, respectively, and attributable to our services reportable segment were $43.1 million and $28.1 million, respectively. We test goodwill for impairment in the third quarter of our fiscal year, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting segment below its carrying value. Acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.
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
Goodwill and acquired intangible assets consisted of the following:

	March 30, 2013			September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Goodwill (not amortized)			$748,251			$610,347
Intangible assets with finite lives (amortized) (1):
Purchased software	$226,334	$135,934	90,400	$177,166	$127,250	$49,916
Capitalized software	22,877	22,877	—	22,877	22,877	—
Customer lists and relationships	289,952	105,473	184,479	227,097	93,215	133,882
Trademarks and trade names	13,257	9,408	3,849	11,013	8,967	2,046
Other	3,432	3,412	20	3,437	3,396	41
	$555,852	$277,104	$278,748	$441,590	$255,705	$185,885
Total goodwill and acquired intangible assets			$1,026,999			$796,232

(1) The weighted average useful lives of purchased software, customer lists and relationships, trademarks and trade names and other intangible assets with a remaining net book value are 8 years, 10 years, 7 years, and 3 years, respectively.

Goodwill
The changes in the carrying amounts of goodwill for the six months ended March 30, 2013 are due to our acquisition of Servigistics described in Note 6 and to foreign currency translation adjustments related to those asset balances that are recorded in non-U.S. currencies.
Changes in goodwill for the six months ended March 30, 2013, presented by reportable segment, are as follows:

	Software Products Segment	Services Segment	Total
	(in thousands)
Balance, September 30, 2012	$585,469	$24,878	$610,347
Acquisition	128,638	12,800	141,438
Foreign currency translation adjustments	(3,528)	(6)	(3,534)
Balance as of March 30, 2013	$710,579	$37,672	$748,251

Amortization of Intangible Assets
The aggregate amortization expense for intangible assets with finite lives was classified in our consolidated statements of operations as follows:

	Three months ended		Six months ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(in thousands)
Amortization of acquired intangible assets	$6,640	$5,132	$13,263	$10,341
Cost of license revenue	4,628	3,931	9,267	8,034
Total amortization expense	$11,268	$9,063	$22,530	$18,375

The estimated aggregate future amortization expense for intangible assets with finite lives remaining as of March 30, 2013 is $22.2 million for the remainder of 2013, $45.9 million for 2014, $44.2 million for 2015, $37.6 million for 2016, $33.9 million for 2017, $30.1 million for 2018 and $64.9 million thereafter.

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
Our significant financial assets and liabilities measured at fair value on a recurring basis as of March 30, 2013 and September 30, 2012 were as follows:

	March 30, 2013	September 30, 2012
	(in thousands)
Financial assets:
Cash equivalents—Level 1 (1)	$58,855	$231,488
Forward contracts—Level 2	—	236
	$58,855	$231,724
Financial liabilities:
Forward contracts—Level 2	$289	$—
_________________

(1)	Money market funds and time deposits.

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
As of March 30, 2013 and September 30, 2012, we had outstanding forward contracts with notional amounts equivalent to the following:

Currency Hedged	March 30, 2013	September 30, 2012
	(in thousands)
Canadian Dollar / U.S. Dollar	$45,531	$54,133
Euro / U.S. Dollar	51,546	53,716
Chinese Renminbi / U.S. Dollar	3,394	3,666
Japanese Yen / U.S. Dollar	19,911	13,415
Swiss Franc / Euro	1,270	—
All other	5,914	8,973
Total	$127,566	$133,903

The accompanying consolidated balance sheets include a net liability of $0.3 million in accrued expenses and a net asset of $0.2 million in other current assets for March 30, 2013 and September 30, 2012, respectively, related to the fair value of our forward contracts.
Net gains and losses on foreign currency exposures are recorded in other income (expense), net and include realized and unrealized gains and losses on forward contracts. Net gains and losses on foreign currency exposures for the three and six month periods ended March 30, 2013 and March 31, 2012 were as follows:

	Three months ended		Six months ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(in thousands)
Net losses on foreign currency exposures	$503	$2,373	$988	$4,570
Net realized and unrealized (gain) loss on forward contracts (excluding the underlying foreign currency exposure being hedged)	$(2,894)	$1,666	$(3,596)	$2,387

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
The revenue and operating income attributable to our operating segments are summarized as follows:

	Three months ended		Six months ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(in thousands)
Revenue:
Total Software Products segment revenue	$236,580	$221,653	$475,869	$458,616
Total Services segment revenue	77,369	79,472	157,831	160,785
Total revenue	$313,949	$301,125	$633,700	$619,401
Operating income: (1)
Software Products segment	$141,536	$134,109	$285,127	$286,068
Services segment	6,844	7,388	14,094	15,283
Sales and marketing expenses	(92,965)	(103,443)	(193,291)	(201,220)
General and administrative expenses	(34,171)	(31,151)	(70,827)	(60,723)
Total operating income	21,244	6,903	35,103	39,408
Other income (expense), net	(1,867)	(2,967)	(3,672)	(5,610)
Income before income taxes	$19,377	$3,936	$31,431	$33,798

(1)
We recorded restructuring charges of $15.8 million and $31.2 million in the second quarter and first six months of 2013, respectively. Software Products included $6.1 million and $11.6 million, respectively; Services included $4.0 million and $6.3 million, respectively; sales and marketing expenses included $4.9 million and $11.7 million, respectively; and general and administrative expenses included $0.8 million and $1.6 million, respectively, of these restructuring charges. We recorded restructuring charges of $20.8 million in the second quarter of 2012. Software Products included $3.4 million; Services included $3.3 million; sales and marketing expenses included $12.5 million; and general and administrative expenses included $1.6 million of these restructuring charges.

We provide additional revenue disclosure that we believe provides valuable insight into how our business is performing within the markets we serve. We report revenue in the following three solution areas:

•	CAD - PTC Creo®, including PTC Creo ParametricTM and PTC Creo Elements/Direct®, and PTC Mathcad®.

•	Extended PLM - our PLM solutions (primarily PTC Windchill® and PTC Creo ViewTM ), our ALM solutions (primarily PTC Integrity™) and our SCM Solutions (primarily PTC Windchill FlexPLM®).

•	SLM - PTC Arbortext® and PTC Servigistics® products.

	Three months ended		Six months ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(in thousands)
Revenue:
CAD	$136,331	$140,049	$268,291	$285,182
Extended PLM	139,833	143,384	282,242	296,092
SLM	37,785	17,692	83,167	38,127
Total revenue	$313,949	$301,125	$633,700	$619,401

Data for the geographic regions in which we operate is presented below. Amounts for the second quarters and six month periods ended March 30, 2013 and March 31, 2012 presented in the tables include immaterial reclassifications between geographic regions made to conform to the current classification.

	Three months ended		Six months ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(in thousands)
Revenue:
Americas (1)	$118,150	$109,529	$250,809	$227,019
Europe (2)	118,841	115,780	238,495	248,955
Pacific Rim	39,289	37,327	77,911	74,577
Japan	37,669	38,489	66,485	68,850
Total revenue	$313,949	$301,125	$633,700	$619,401
_________________

(1)
Includes revenue in the United States totaling $111.7 million and $102.3 million for the second quarters ended March 30, 2013 and March 31, 2012, respectively, and $228.6 million and $213.0 million for the six-month periods ended March 30, 2013 and March 31, 2012, respectively.

(2)
Includes revenue in Germany totaling $39.6 million and $41.2 million for the second quarters ended March 30, 2013 and March 31, 2012, respectively, and $81.7 million and $97.4 million for the six-month periods ended March 30, 2013 and March 31, 2012, respectively.

11. Income Taxes
In the second quarter and first six months of 2013, our effective tax rate was 12% on pre-tax income of $19.4 million and a benefit of 68% on pre-tax income of $31.4 million, respectively, compared to 9% on pre-tax income of $3.9 million and 24% on pre-tax income of $33.8 million in the second quarter and first six months of 2012, respectively. In the second quarter and first six months of 2013, our effective tax rate was lower than the 35% statutory federal income tax rate due to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate and for the first six months of 2013, primarily due to the reversal of a portion of our valuation allowance against net deferred tax assets described below. Our tax provision for the second quarter and tax benefit for the first six months of 2013 does not include a tax benefit on our forecast 2013 U.S. loss as it is offset by the valuation allowance.  In the second quarter of 2013, we recorded a $2.7 million tax benefit related to research and development (R&D) tax credits in the U.S triggered by a retroactive extension of the R&D credit enacted in the second quarter and a $3.2 million tax benefit related to final resolution of a long standing tax litigation and completion of a tax audit. In the first six months of 2012, our effective tax rate was lower than the 35% statutory federal income tax rate due primarily to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate. Additionally, the 2012 provision reflected the expiration on December 31, 2011 of the R&D tax credit in the U.S. and a discrete non-cash charge of $1.5 million related to the impact of a Japanese legislative change enacted in the first quarter of 2012 on our Japan entity's deferred tax assets.
In the fourth quarter of 2012, we recorded a $124.5 million non-cash charge to the income tax provision to establish a valuation allowance against all of our U.S. deferred tax assets, which were net of approximately $28.0 million of U.S. deferred tax liabilities. In the first quarter of 2013, our acquisition of Servigistics, Inc. was accounted for as a business combination. Assets acquired, including the fair values of acquired tangible assets, intangible assets (including finite-lived acquired intangible assets totaling $118.3 million) and assumed liabilities were recorded, and we recorded net deferred tax liabilities of $35.6 million primarily related to the tax effect of the acquired intangible assets that are not deductible for income tax purposes. These net deferred tax liabilities reduced our net deferred tax asset balance and resulted in a tax benefit of $32.6 million to decrease our valuation allowance in jurisdictions where we have recorded a valuation allowance (primarily the U.S.). As this decrease in the valuation allowance is not part of the accounting for the business combination (the fair value of the assets acquired and liabilities assumed), it was recorded as an income tax benefit.
As of March 30, 2013 and September 30, 2012, we had unrecognized tax benefits of $18.1 million and $19.1 million, respectively. If all of our unrecognized tax benefits as of March 30, 2013 were to become recognizable in the future, we would record a benefit to the income tax provision of $17.3 million which would be partially offset by an increase in the U.S. valuation allowance of $7.4 million.
Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates. We believe it is reasonably possible that within the next 12 months the amount of unrecognized tax benefits related to the resolution of multi-jurisdictional tax positions could be reduced by up to $5 million as audits close and statutes of limitations expire.

12. Debt
Credit Agreement
In August 2012, we entered into a multi-currency credit facility (the credit facility) with a syndicate of ten banks for which JPMorgan Chase Bank, N.A. acts as Administrative Agent. The credit facility replaced a revolving credit facility with the same banks entered into in August 2010. We expect to use the credit facility for general corporate purposes, including acquisitions of businesses and working capital requirements. As of March 30, 2013, the fair value of our credit facility approximates our book value.
The credit facility consists of a $150 million term loan and a $300 million revolving loan commitment, and may be increased by an additional $150 million (in the form of revolving loans or term loans, or a combination thereof) if the existing or additional lenders are willing to make such increased commitments. The revolving loan commitment does not require amortization of principal. The term loan requires principal payments at the end of each calendar quarter, beginning with the quarter ending December 31, 2012. The revolving loan and term loan may be repaid in whole or in part prior to the scheduled maturity dates at PTC's option without penalty or premium. The credit facility matures on August 16, 2017, when all remaining amounts outstanding will be due and payable in full. We are required to make principal payments under the term loan of $3.8 million, $15.0 million, $15.0 million, $22.5 million and $90.0 million in the remainder of 2013, 2014, 2015, 2016 and 2017, respectively.
PTC is the sole borrower under the credit facility. The obligations under the credit facility are guaranteed by PTC’s material domestic subsidiaries, and 65% of the voting equity interests of PTC’s material first-tier foreign subsidiaries are pledged as collateral for the obligations.
As of March 30, 2013 we had $308.1 million outstanding under the credit facility (including $230 million borrowed in connection with our October 2012 acquisition of Servigistics described in Note 6), comprised of a $146 million term loan and a $162 million revolving loan. During the six months ended March 30, 2013, we repaid $3.8 million of the term loan and we repaid $58.1 million of the revolving loan.
Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by the Company. As of March 30, 2013, the annual rate on both the term loan and the revolving loan was 1.6875%, which will reset on May 15, 2013 and June 13, 2013. Interest rates on borrowings outstanding under the credit facility range from 1.25% to 1.625% above an adjusted London interbank offered interest rate (LIBOR) for Eurodollar-based borrowings or would range from 0.25% to 0.625% above the defined base rate (the greater of the Prime Rate, the Federal Funds Effective Rate plus 0.005%, or an adjusted LIBO rate plus 1%) for base rate borrowings, in each case based upon PTC’s leverage ratio. Additionally, PTC may borrow certain foreign currencies at rates set in the same range above the respective LIBOR for those currencies, based on PTC’s leverage ratio. A quarterly commitment fee on the undrawn portion of the credit facility is required, ranging from 0.20% to 0.30% per annum, based upon PTC’s leverage ratio.
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

As of March 30, 2013, our leverage ratio was 1.2 to 1.00 and our fixed charge coverage ratio was 21.4 to 1.00. We were in compliance with all financial and operating covenants of the credit facility as of March 30, 2013.
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

13. Commitments and Contingencies

Legal and Regulatory Matters
China Investigation
We have been cooperating to provide information to the U.S. Securities and Exchange Commission and the Department of Justice concerning payments and expenses by certain of our business partners in China and/or by employees of our Chinese subsidiary that raise questions concerning compliance with laws, including the U.S. Foreign Corrupt Practices Act.  We recently began discussions with the SEC and Department of Justice regarding possible resolution of this matter. Resolution of this matter could include fines and penalties; however we are unable to determine when this matter may be resolved or to estimate an amount that could be associated with any resolution and, accordingly, we have not recorded a liability for this matter.  If we are required to record a liability for this matter, this could materially impact our results for the period in which the liability is recorded.

We terminated certain employees and business partners in China in connection with this matter, which may have an adverse impact on our level of sales in China until replacements for those employees and business partners are in place and productive. Revenue from China has historically represented 6% to 7% of our total revenue. Further, any settlement or other resolution of this matter could have collateral effects on our business in China, the United States and elsewhere.
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
Accruals
With respect to legal proceedings and claims, we record an accrual for a contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. For legal proceedings and claims for which the likelihood that a liability has been incurred is more than remote but less than probable, we estimate the range of possible outcomes. As of March 30, 2013, we had a legal proceedings and claims accrual of $0.5 million.
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
Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q about our future financial and growth expectations, the development of our products and markets and adoption of our solutions and future purchases by customers are forward-looking statements that are subject to the inherent uncertainties in predicting future results and conditions. Risks and uncertainties that could cause actual results to differ materially from projected results include the following: the macroeconomic climate may not improve or may deteriorate; our customers may not purchase our solutions when or at the rates we expect; we may not achieve the license, service or support growth rates we expect, which could result in a different mix of revenue between license, service and support and could adversely affect our profitability; foreign currency exchange rates may vary from our expectations and thereby affect our reported revenue and expense; we may be unable to achieve planned services margins and operating margin improvements; our restructurings and cost containment measures may not generate the operating margin improvements we expect and could adversely affect our revenue; we may be unable to achieve our profitability targets with lower license revenue or without additional restructuring or cost containment measures; we may be unable to attain or maintain a technology leadership position and any such leadership position may not generate the revenue we expect; our ability to successfully differentiate our products and services from those of our competitors and otherwise compete could be adversely affected by the relatively larger size and greater resources of several of the companies with which we compete; the possibility that remedial actions related to our investigation in China may have a material impact on our operations in China, that fines or penalties may be imposed by government agencies in connection with resolving that matter, and that any such resolution may have collateral effects on our business in China, the U.S. or elsewhere; we may have insufficient cash resources to make planned repayments under our credit facility or to repurchase shares of our common stock as or when planned, as well as other risks and uncertainties described below throughout or referenced in Part II, Item 1A. Risk Factors of this report.
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
We generate revenue through the sale of:

•	software licenses,

•	support (previously referred to as maintenance), which include technical support and software updates, and

•	services, consulting and training services, which include implementation services for our software.
We offer solutions in the following markets:

•	the CAD market (computer-aided design, manufacturing and engineering (CAD, CAM and CAE) solutions),

•	the product lifecycle management (PLM) market (product data management, collaboration and related solutions),

•	the application lifecycle management (ALM) market (coordination and management of all aspects of global software development),

•	the supply chain management (SCM) market (management and optimization of the supply chain), and

•	the service lifecycle management (SLM) market (delivery and capture of product intelligence at the point of service).
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

Executive Overview

Our continued focus on margins in the second quarter yielded positive results, with earnings per share up from $0.03 in the year ago period to $0.14 in the second quarter and non-GAAP earnings per share up 38% from $0.30 in the year ago period to $0.41 in the second quarter.
For the second quarter of 2013, our total revenue was $314 million ($315 million on a non-GAAP basis), up 4% year-over-year and up 6% on a constant currency basis (at second quarter of 2012 foreign currency exchange rates). On an organic basis, excluding revenue from our Servigistics business, total revenue was down 2% year over year (down 1% on a constant currency basis).  Servigistics revenue was $20 million in the quarter ($21 million on a non-GAAP basis).  Total license revenue for the quarter was $80 million, an increase of 7% year over year (up 9% on a constant currency basis).  On an organic basis, total license revenue was flat year-over-year (up 3% on a constant currency basis). From a geographic perspective, total license revenue results (including Servigistics) reflect solid growth in Japan and the Pacific Rim and modest growth in Europe, partially offset by a decrease in the Americas. Our services revenue was down both year over year and sequentially due to slower license revenue growth in recent periods driving less overall demand for services and, in part, due to continued improvement in our services partner program. Results for the quarter reflect continued effects of softness in the global manufacturing industry, which has particularly impacted our license revenue in Europe and the Americas. We believe that global economic conditions have impacted customer purchasing decisions, causing customers to reduce the size of their purchases and/or to delay purchase decisions.
Our operating margin increased to 7% from 2% in the year-ago period (to 20% from 17% on a non-GAAP basis) due to cost containment measures and lower comparative restructuring charges, which were $16 million in the second quarter of 2013 compared to $21 million in the second quarter of 2012. While our acquisition of Servigistics added approximately 400 employees in the first quarter of 2013, our restructurings over the past several quarters have resulted in our headcount of 5,971 at the end of the second quarter of 2013 being relatively flat compared to the second quarter of 2012. Non-GAAP measures are reconciled to GAAP results under Results of Operations - Income and Margins; Earnings per Share below.
We ended the second quarter of 2013 with $241 million of cash, down from $490 million at the end of the fourth quarter of 2012 and $248 million at the end of the first quarter of 2013, reflecting, in part, $222 million used to acquire Servigistics in the first quarter and $35 million used for stock repurchases in the first six months of 2013. As of March 30, 2013, we had $138 million available under our revolving credit facility.
We recorded a restructuring charge of $15 million in the first quarter of 2013, primarily for severance and related costs associated with 168 employees notified of termination during the first quarter. In January 2013, we committed to a plan to further restructure our workforce and related facilities. As a result, we recorded an additional restructuring charge of $16 million in the second quarter of 2013, primarily attributable to termination benefits associated with 120 employees notified of termination during the second quarter. These restructuring actions will result in cash expenditures of approximately $30 million during 2013. During the first six months of 2013, we paid $23 million related to these and prior year restructuring charges. These restructurings further our commitment to enhance long-term profitability and are a component of our plan to achieve non-GAAP earnings per share of $1.70 to $1.80 for fiscal year 2013. We expect estimated combined cost savings of the first and second quarter restructuring actions of approximately $9 million per quarter will be fully realized beginning in the third quarter of 2013 with a partial benefit realized in the first and second quarters. These savings are included in our fiscal 2013 targets discussed below.
Future Expectations, Strategies and Risks
The slowdown in the global manufacturing industry, uncertainty about the near-term economy and the unfavorable impact of anticipated foreign currency exchange rates remain headwinds for revenue growth. As a result, we have reduced our revenue outlook for 2013 but are maintaining our earnings targets as we expect to continue to focus on cost containment, including cost savings from restructuring actions as well as continued improvements in our services margins. For 2013, our current goal is to achieve revenue growth of 4% to 5% (which includes revenue from Servigistics), including license revenue growth of 0% to 3%, support revenue growth of approximately 6%, and service revenue growth of approximately 3%; non-GAAP operating margin expansion of 200 basis points, from 19.6% in 2012 to approximately 21.5% in 2013 (expansion of GAAP operating margins from 10.2% in 2012 to approximately 11% in 2013); and non-GAAP earnings per share of $1.70 to $1.80 (GAAP earnings per share of $1.03 - $1.13). These targets reflect lower service revenue, lower license revenue and slightly lower support revenue than our fiscal 2013 plan announced in connection with our first quarter 2013 earnings release, which included a revenue growth goal of 7% to 9%. If economic conditions do not improve or deteriorate further, or if foreign currency exchange rates relative to the U.S. dollar differ significantly from our current assumed rates, our results could differ materially from our plans. Our current plan assumes rates of $1.31 USD to one Euro and 100 Yen to one USD.

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
Impact of an Investigation in China
We have been cooperating to provide information to the U.S. Securities and Exchange Commission and the Department of Justice concerning payments and expenses by certain of our business partners in China and/or by employees of our Chinese subsidiary that raise questions concerning compliance with laws, including the U.S. Foreign Corrupt Practices Act.  We recently began discussions with the SEC and Department of Justice regarding possible resolution of this matter. Resolution of this matter could include fines and penalties; however we are unable to determine when this matter may be resolved or to estimate an amount that could be associated with any resolution and, accordingly, we have not recorded a liability for this matter.  If we are required to record a liability for this matter, this could materially impact our results for the period in which the liability is recorded.

We terminated certain employees and business partners in China in connection with this matter, which may have an adverse impact on our level of sales in China until replacements for those employees and business partners are in place and productive. Revenue from China has historically represented 6% to 7% of our total revenue. Further, any settlement or other resolution of this matter could have collateral effects on our business in China, the United States and elsewhere.
Revenue, Operating Margin, Earnings per Share and Cash Flow from Operations
The following table shows the financial measures that we consider the most significant indicators of the performance of our business. In addition to providing operating income, operating margin, and diluted earnings per share as calculated under generally accepted accounting principles (“GAAP”), we also show non-GAAP operating income, operating margin, and diluted earnings per share for the reported periods. We discuss the non-GAAP measures in detail, including items excluded from the measures, and provide a reconciliation to the comparable GAAP measures under Results of Operations - Income and Margins;

Earnings per Share below.

	Three months ended		Percent Change 2012 to 2013		Six months ended		Percent Change 2012 to 2013
	March 30, 2013	March 31, 2012	Actual	Constant Currency	March 30, 2013	March 31, 2012	Actual	Constant Currency
	(dollar amounts in millions, except per share data)
License revenue	$79.7	$74.8	7%	9%	$158.9	$163.9	(3)%	(1)%
Service revenue	73.1	75.8	(4)%	(3)%	149.8	151.4	(1)%	—%
Support revenue	161.2	150.5	7%	8%	325.0	304.1	7%	8%
Total revenue	313.9	301.1	4%	6%	633.7	619.4	2%	4%
Cost of license	8.3	7.8	6%		16.3	15.5	5%
Cost of service	64.6	66.4	(3)%		133.1	137.8	(3)%
Cost of support	20.4	19.0	7%		40.9	38.1	7%
Total cost of revenue	93.3	93.2	—%		190.3	191.4	(1)%
Gross margin	220.7	207.9	6%		443.4	428.0	4%
Operating expenses	199.4	201.0	(1)%		408.3	388.6	5%
Total costs and expenses (1)	292.7	294.2	(1)%	—%	598.6	580.0	3%	4%
Operating income (1)	$21.2	$6.9	208%	246%	$35.1	$39.4	(11)%	(2)%
Non-GAAP operating income (1)	$62.9	$50.6	24%	29%	$121.5	$109.4	11%	15%
Operating margin (1)	6.8%	2.3%			5.5%	6.4%
Non-GAAP operating margin (1)	20.0%	16.8%			19.1%	17.6%
Diluted earnings per share (2)	$0.14	$0.03			$0.44	$0.21
Non-GAAP diluted earnings per share (2)	$0.41	$0.30			$0.77	$0.65
Cash flow from operations	$82.8	$96.5			$96.4	$133.0

(1) Costs and expenses in the second quarter and first six months of 2013 included restructuring charges of $15.8 million and $31.2 million, respectively, compared to $20.8 million in the second quarter and first six months of 2012. Additionally, the second quarter and first six months of 2013 included $2.1 million and $6.7 million, respectively, of acquisition-related costs, compared to $0.4 million and $2.5 million in the second quarter and first six months of 2012, respectively. These restructuring and acquisition-related costs have been excluded from non-GAAP operating income.

(2) Diluted earnings per share in the first six months of 2013 included a tax benefit of $32.6 million related to our acquisition of Servigistics which resulted in deferred tax liabilities recorded in purchase accounting and a release of a portion of the valuation allowance that we recorded in the fourth quarter of 2012, and a tax benefit totaling $3.2 million related to final resolution of a long standing tax litigation and completion of an international jurisdiction tax audit. Diluted earnings per share in the first six months of 2012 included foreign currency losses of $0.8 million recorded as other expense related to MKS legal entity mergers completed during the quarter as well as a non-cash tax charge of $1.4 million related to the impact of a reduction in the statutory tax rate in Japan on deferred tax assets from a litigation settlement. These items have been excluded from non-GAAP diluted earnings per share.

Results of Operations
Acquisitions
We acquired Servigistics on October 2, 2012. The results of operations of Servigistics have been included in our consolidated financial statements beginning on the acquisition date. Servigistics added $20.2 million and $45.5 million to our revenue in the second quarter and first six months of 2013, respectively, ($20.9 million and $47.7 million, respectively, on a non-GAAP basis).
Impact of Foreign Currency Exchange on Results of Operations
Approximately two-thirds of our revenue and half of our expenses are transacted in currencies other than the U.S. Dollar. Because we report our results of operations in U.S. Dollars, currency translation, particularly changes in the Euro and Yen, relative to the U.S. Dollar, affects our reported results. If actual reported results for the second quarter and first six months of 2013 had been converted into U.S. Dollars based on the foreign currency exchange rates in effect for the second quarter and first six months of 2012, revenue would have been higher by $3.8 million and $9.5 million, respectively, costs and expenses would have been higher by $1.2 million and $5.8 million, respectively, and operating income would have been higher by $2.6 million and $3.7 million, respectively. Our constant currency disclosures are calculated by multiplying the actual results for the second quarter and first six months months of 2013 by the exchange rates in effect for the comparable periods in 2012.
Revenue
The following tables provide license, services and support revenue for each of our solution areas: CAD, Extended PLM, and SLM.
CAD revenue includes: PTC Creo®, including PTC Creo ParametricTM and PTC Creo Elements/Direct®, and PTC Mathcad®.
Extended PLM revenue includes our PLM solutions (primarily PTC Windchill® and PTC Creo ViewTM ), our ALM solutions (primarily PTC Integrity™) and our SCM Solutions (primarily PTC Windchill FlexPLM®).
SLM revenue includes PTC Arbortext® and PTC Servigistics® products.

Results include combined revenue from direct sales and our channel.
Revenue by Solution

	Three months ended			Six months ended
	March 30, 2013	March 31, 2012	Percent Change	March 30, 2013	March 31, 2012	Percent Change
	(Dollar amounts in millions)
CAD
License	$37.3	$37.9	(1)%	$67.0	$76.6	(13)%
Service	5.7	7.4	(24)%	11.7	15.6	(25)%
Support	93.4	94.8	(1)%	189.6	193.0	(2)%
Total revenue	$136.3	$140.0	(3)%	$268.3	$285.2	(6)%

CAD revenue in the second quarter and first six months of 2013 was down 3% (down 1% on a constant currency basis) and 6% (down 4% on a constant currency basis), respectively, compared with the year-ago periods, primarily due to lower license revenue in Europe, down 8% ($1.0 million) and 33% ($11.2 million), respectively, and in the Americas, down 17% ($1.8 million) and 9% ($1.5 million), respectively. Our year-over-year results reflect continued weak economic conditions that we believe is impacting customer buying behavior and comparatively strong performance in Europe in the first quarter of 2012, which included a transaction that contributed over $5 million of CAD license revenue. In the second quarter and first six months of 2013, license revenue in Japan grew 43% ($2.2 million) and 38% ($2.6 million), respectively, compared with the year-ago periods, primarily due to comparatively higher large deal activity in the second quarter of 2013.

	Three months ended			Six months ended
	March 30, 2013	March 31, 2012	Percent Change	March 30, 2013	March 31, 2012	Percent Change
	(Dollar amounts in millions)
Extended PLM
License	$35.1	$34.5	2%	$69.1	$79.8	(13)%
Service	51.4	59.9	(14)%	106.0	119.1	(11)%
Support	53.3	49.0	9%	107.1	97.2	10%
Total revenue	$139.8	$143.4	(2)%	$282.2	$296.1	(5)%

Extended PLM revenue in the second quarter and first six months of 2013 was down 2% (both as reported and on a constant currency basis) and 5% (down 4% on a constant currency basis), respectively, compared with the year-ago periods. License revenue in the second quarter and first six months of 2013 declined 1% ($0.1 million) and 25% ($6.6 million), respectively, in Europe, 7% ($0.7 million) and 11% ($3.5 million), respectively, in the Americas and 11% ($0.7 million) and 19% ($1.6 million), respectively, in Japan, reflecting comparatively strong license performance in Europe in the first quarter of 2012, particularly from large deals. The softness in Extended PLM license and service revenue results reflects lower revenue from large license transactions in the first six months of 2013 relative to the year-ago period, which we attribute to macroeconomic conditions in the global manufacturing industry. We remain confident in our competitive positioning in Extended PLM and in our long- term growth prospects.

	Three months ended			Six months ended
	March 30, 2013	March 31, 2012	Percent Change	March 30, 2013	March 31, 2012	Percent Change
	(Dollar amounts in millions)
SLM
License	$7.3	$2.4	204%	$22.8	$7.5	203%
Service	16.0	8.5	88%	32.1	16.7	92%
Support	14.5	6.8	114%	28.3	13.9	103%
Total revenue	$37.8	$17.7	114%	$83.2	$38.1	118%

SLM license revenue in the second quarter and first six months of 2013 reflects organic growth of 5% (6% on a constant currency basis) and 12% (13% on a constant currency basis) and revenue from Servigistics, which in the second quarter and first six months of 2013 contributed $4.8 million and $14.4 million, respectively, in license revenue, $7.9 million and $17.1 million, respectively, in services revenue and $7.5 million and $14.0 million, respectively, in support revenue. Including Servigistics, license revenue performance for the first six months of 2013 was generally strong in all geographic regions and was driven by large deal activity. License revenue in the Americas was weak in the second quarter, following a strong first quarter.

Revenue by Line of Business

	Three months ended		Six months ended
Revenue as a Percentage of Total Revenue	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
License	26%	25%	25%	27%
Service	23%	25%	24%	24%
Support	51%	50%	51%	49%
	100%	100%	100%	100%

License Revenue

Including Servigistics, license revenue of $79.7 million in the second quarter of 2013 was up 7% year over year (up 9% on a constant currency basis), reflecting year-over-year growth in Japan, the Pacific Rim and Europe of 33% (57% constant currency), 9% (9% constant currency) and 2% (flat constant currency), respectively, offset by a 4% decline in the Americas. License revenue in the first six months of 2013 was down 3% (down 1% on a constant currency basis), driven by results in Europe with a year-over-year decline of 21% (20% on a constant currency basis) due to lower license revenue from large deals. License revenue in the first quarter of 2012 was comparatively strong. The year-to-date decrease in Europe was partially offset by growth in Japan of 28% (47% on a constant currency basis) and the Pacific Rim of 9% (8% on a constant currency basis). Servigistics license revenue was $4.8 million and $14.4 million in the second quarter and first six months of 2013, respectively.

Organic license revenue in the second quarter of 2013 was flat year over year (up 3% on a constant currency basis) and in the first six months of 2013 was down 12% (down 10% on a constant currency basis). The year-to-date results reflect fewer large deals in Europe, offset by solid performance in the Americas, Japan and the Pacific Rim.
Foreign currency exchange rate movements impacted license revenue unfavorably by $2.1 million and $2.9 million in the second quarter and first six months of 2013, respectively, compared to the second quarter and first six months of 2012.

Service Revenue
Consulting and training services engagements typically result from sales of new licenses, particularly of our Extended PLM and SLM solutions. Servigistics service revenue was $7.9 million and $17.1 million in the second quarter and first six months of 2013, respectively. Services revenue of $73.1 million in the second quarter of 2013 was down 4% year over year (down 3% on a constant currency basis) and was down 14% on an organic basis (both as reported and on a constant currency basis). Services revenue of $149.8 million in the first six months of 2013 was down 1% year over year (flat on a constant currency basis) and was down 12% on an organic basis (down 11% on a constant currency basis). Year over year, our organic training business, which typically represents about 15% of our total services revenue, was down 4% in the second quarter of 2013 and up 1% in the first six months of 2013. Year over year, our organic consulting services revenue, which primarily supports PTC Windchill implementations, was down 15% and 14% in the second quarter and first six months of 2013, respectively. We attribute the declines in total services revenue and consulting services revenue to lower license revenue and to success we are having in expanding our service partner program. Our service partner program, under which services engagements are referred to third party service providers, is part of our overall margin expansion strategy. As our services partners increase their delivery capabilities and perform additional services engagements, we expect services revenue to decline as a percentage of total revenue, which we expect will contribute to overall operating margin improvements as services revenue has lower margins than license and support revenue.
Foreign currency exchange rate movements impacted consulting and training services revenue unfavorably by $0.3 million and $1.7 million in the second quarter and first six months of 2013, respectively, compared to the second quarter and first six months of 2012.
Support Revenue
Support revenue is comprised of contracts to maintain new and/or previously purchased software. We saw steady growth in support revenue in 2012 and in 2013. Servigistics support revenue was $7.5 million and $14.0 million in the second quarter and first six months of 2013, respectively. Organic support revenue increased 2% (3% on a constant currency basis), in the second quarter of 2013 compared to the second quarter of 2012 and increased 2% (4% on a constant currency basis), in the first six months of 2013 compared to the first six months of 2012. CAD and Extended PLM support seats increased 1% and 20%, respectively, as of the end of the second quarter of 2013 compared to the end of the second quarter of 2012.
Foreign currency exchange rate movements impacted support revenue unfavorably by $1.5 million and $4.9 million in the second quarter and first six months of 2013, respectively, compared to the second quarter and first six months of 2012.
Revenue from Individual Customers
We enter into customer contracts that may result in revenue being recognized over multiple reporting periods. Accordingly, revenue recognized in a current period may be attributable to contracts entered into during the current period or in prior periods. The table below shows license and/or service revenue of $1 million or more recognized from individual customers in a single quarter during the fiscal year from contracts entered into during that quarter and/or a prior quarter. The amount of revenue, particularly license revenue, attributable to such customers, and the number of such customers, may vary significantly from quarter to quarter based on customer purchasing decisions, the completion of large services engagements commenced in previous quarters and macroeconomic conditions.
For the second quarters of 2013 and 2012, there were 24 (9 in the Americas, 9 in Europe and 6 in Asia) and 25 (9 in the Americas, 11 in Europe and 5 in Asia) of these customers, respectively, with average revenue per customer of $2.4 million and $2.3 million, respectively.
Revenue from large customers in the second quarter of 2013 increased 3% compared to the second quarter of 2012 and decreased 4% in the first six months of 2013 compared to the first six months of 2012. The license revenue portion of this metric was 43% and 30% in the second quarters of 2013 and 2012, and was 44% and 40% in the first six months of 2013 and 2012, respectively.

	Three months ended		Six months ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(Dollar amounts in millions)
License and/or service revenue greater than $1 million from individual customers in a quarter	$57.9	$56.4	$119.7	$125.2
% of total license and service revenue	38%	37%	39%	40%

Revenue by Geographic Region

	Three months ended		Percent Change		Six months ended		Percent Change
	March 30, 2013	March 31, 2012	Actual	Constant Currency	March 30, 2013	March 31, 2012	Actual	Constant Currency
	(Dollar amounts in millions)
Revenue by region:
Americas	$118.2	$109.5	8%	8%	$250.8	$227.0	10%	10%
Europe	$118.8	$115.8	3%	1%	$238.5	$249.0	(4)%	(3)%
Pacific Rim	$39.3	$37.3	5%	5%	$77.9	$74.6	4%	4%
Japan	$37.7	$38.5	(2)%	13%	$66.5	$68.9	(3)%	6%

	Three months ended		Six months ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Revenue by region as a % of total revenue:
Americas	38%	36%	40%	37%
Europe	38%	38%	38%	40%
Pacific Rim	13%	12%	12%	12%
Japan	12%	13%	10%	11%

Americas
The increase in revenue in the Americas in the second quarter of 2013 compared to the second quarter of 2012 consisted of a decrease of 4% ($0.9 million) in license revenue, an increase of 13% ($7.4 million) in support revenue, and an increase of 7% ($2.1 million) in service revenue and in the first six months of 2013 compared to the first six months of 2012 consisted of an increase of 1% ($0.7 million) in license revenue, an increase of 13% ($15.2 million) in support revenue and an increase of 14% ($7.9 million) in service revenue. In the second quarter of 2013 and first six months of 2013, organic license revenue was down 8% and 10%, respectively, and total organic revenue was down 4% and 3%, respectively. In the second quarter and first six months of 2013, total revenue from Servigistics in the Americas was $12.9 million and $30.6 million, respectively. While the macroeconomic environment remains soft in the Americas, we are optimistic about the long-term outlook for this region.
Europe
Revenue in Europe in the second quarter of 2013 compared to the second quarter of 2012 reflects an increase in support revenue of 6% ($3.7 million), 4% on a constant currency basis, an increase in license revenue of 2% ($0.5 million), flat on a constant currency basis, partially offset by a decrease in service revenue of 4% ($1.1 million), 5% on a constant currency basis. Revenue in Europe in the first six months of 2013 compared to the the first six months of 2012 reflects an increase in support revenue of 4% ($5.1 million), 6% on a constant currency basis, partially offset by a decrease in license revenue of 21% ($13.0 million), 20% on a constant currency basis, and a decrease in service revenue of 4% ($2.6 million), 3% on a constant currency basis. In the second quarter and first six months of 2013, total revenue in Europe from Servigistics was $3.4 million and $8.3 million, respectively. In the second quarter and first six months of 2013, organic license revenue was down 5% and 28%, respectively, and total organic revenue was flat and down 8%, respectively. We were expecting a decline in Europe on a year-over-year basis given strong comparative results in the first quarter of 2012; however, results were further impacted by the weakening manufacturing sector in Europe that has impacted the closure of large deals. Given the uncertain macroeconomic environment in Europe, we are currently expecting only moderate growth in the region for the remainder of fiscal 2013.
Changes in foreign currency exchange rates, particularly the Euro, favorably impacted revenue in Europe by $1.9 million in the second quarter of 2013 and unfavorably by $3.1 million in the first six months of 2013 as compared to the second quarter and first six months of 2012.
Pacific Rim
The increase in revenue in the Pacific Rim in the second quarter of 2013 compared to the second quarter of 2012 consisted primarily of an increase of 9% ($1.6 million) in license revenue and an increase of 10% ($1.1 million) in support revenue, partially offset by a decrease of 9% ($0.8 million) in service revenue. The increase in revenue in the Pacific Rim in the first six months of 2013 compared to the first six months of 2012 consisted primarily of an increase of 9% ($3.1 million) in license revenue and an increase of 10% ($2.2 million) in support revenue, partially offset by a decrease of 10% ($1.9 million)

in service revenue. In the second quarter and first six months of 2013, total revenue from Servigistics in the Pacific Rim was $0.3 million and $0.9 million, respectively. Given the momentum we experienced in the Pacific Rim in 2012 and our current outlook, we are expecting another solid year of performance in 2013 in this region.
Revenue from China, which has historically represented 6% to 7% of our total revenue, decreased 8% and 1% in the second quarter and first six months of 2013, as compared to the second quarter and first six months of 2012.
Changes in foreign currency exchange rates impacted revenue in the Pacific Rim favorably by $0.2 million and $0.5 million in the second quarter and first six months of 2013 as compared to the second quarter and first six months of 2012.
Japan
The decrease in revenue in Japan in the second quarter of 2013 compared to the second quarter of 2012 included an increase of 33% ($3.7 million), 57% on a constant currency basis, in license revenue, partially offset by a decrease of 43% ($2.9 million), 32% on a constant currency basis, in service revenue and a decrease of 8% ($1.6 million), an increase of 5% on a constant currency basis, in support revenue. The decrease in revenue in Japan in the first six months of 2013 compared to the first six months of 2012 included an increase of 28% ($4.3 million), 47% on a constant currency basis, in license revenue, offset by a decrease of 41% ($5.1 million), 34% on a constant currency basis, in service revenue and a decrease of 4% ($1.6 million), an increase of 4% on a constant currency basis, in support revenue. In the second quarter and first six months of 2013, total revenue in Japan from Servigistics was $3.7 million and $5.7 million, respectively. In the second quarter and first six months of 2013, organic license revenue was up 14% and 7%, respectively, and total organic revenue was down 12% for both periods. Similar to Europe, while we saw some improvement in the second quarter, including a license transaction greater than $5 million, Japan's manufacturing sector has been in an economic recession which has impacted our overall growth there.
Changes in the Yen to U.S. Dollar exchange rate unfavorably impacted revenue in Japan by $5.9 million and $6.8 million in the second quarter and first six months of 2013 compared to the second quarter and first six months of 2012.
Gross Margin

	Three months ended			Six months ended
	March 30, 2013	March 31, 2012	Percent Change	March 30, 2013	March 31, 2012	Percent Change
	(Dollar amounts in millions)
Gross margin	$220.7	$207.9	6%	$443.4	$428.0	4%
Non-GAAP gross margin	228.2	214.8	6%	459.5	443.0	4%
Gross margin as a % of revenue
License	90%	90%		90%	91%
Service	12%	12%		11%	9%
Support	87%	87%		87%	87%
Gross margin as a % of total revenue	70%	69%		70%	69%
Non-GAAP gross margin as a % of total revenue	73%	71%		72%	71%

Gross margin as a percentage of total revenue for the first six months of 2013 compared to the first six months of 2012 reflects higher services margins offset by a less favorable revenue mix. License revenue, which generates the highest gross margins, was 25% of total revenue in the first six months of 2013, compared to 27% in the first six months of 2012. Service margins were 12% for both the second quarters of 2013 and 2012 but improved from 9% for the first six months of 2012 to 11% for the first six months of 2013 due in part to reducing our mix of direct services that we perform through expansion of our services partner program and delivery efficiencies.

Costs and Expenses

	Three months ended			Six months ended
	March 30, 2013	March 31, 2012	Percent Change	March 30, 2013	March 31, 2012	Percent Change
	(Dollar amounts in millions)
Costs and expenses:
Cost of license revenue	$8.3	$7.8	6%	$16.3	$15.5	5%
Cost of service revenue	64.6	66.4	(3)%	133.1	137.8	(3)%
Cost of support revenue	20.4	19.0	7%	40.9	38.1	7%
Sales and marketing	88.1	91.0	(3)%	181.6	188.7	(4)%
Research and development	55.5	54.6	2%	113.0	109.6	3%
General and administrative	33.4	29.5	13%	69.2	59.1	17%
Amortization of acquired intangible assets	6.6	5.1	29%	13.3	10.3	28%
Restructuring charges	15.8	20.8	(24)%	31.2	20.8	50%
Total costs and expenses	$292.7	$294.2	(1)%	$598.6	$580.0	3%
Total headcount at end of period	5,971	5,959

(1)	On a constant currency basis, compared to the year-ago period, total costs and expenses for the second quarter and first six months of 2013 were flat and increased 4%, respectively.
Costs and expenses in the second quarter and first six months of 2013 compared to the second quarter and first six months of 2012 increased primarily as a result of:

•
restructuring charges of $31.2 million in the first six months of 2013 compared to $20.8 million in the first six months of 2012, primarily for severance and other related costs associated with employee terminations;

•	an increase of approximately 400 employees in connection with our acquisition of Servigistics on October 2, 2012;

•
company-wide merit pay increases effective on February 1, 2012 (approximately $11 million on an annualized basis), which resulted in an increase in salary expense across all functional organizations; and

•	acquisition-related costs (included in general and administrative), which were $1.7 million and $4.2 million higher in the second quarter and first six months of 2013, respectively.
These cost increases were offset by lower restructuring costs in the second quarter of 2013 ($15.8 million compared to $20.8 million in the second quarter of 2012) and cost savings associated with restructuring actions in the second and third quarters of 2012 and the first and second quarters of 2013, which collectively resulted in the termination of approximately 500 employees.
Cost of License Revenue

	Three months ended			Six months ended
	March 30, 2013	March 31, 2012	Percent Change	March 30, 2013	March 31, 2012	Percent Change
	(Dollar amounts in millions)
Cost of license revenue	$8.3	$7.8	6%	$16.3	$15.5	5%
% of total revenue	3%	3%		3%	2%
% of total license revenue	10%	10%		10%	9%

Our cost of license revenue consists of fixed and variable costs associated with reproducing and distributing software and documentation, as well as royalties paid to third parties for technology embedded in or licensed with our software products and amortization of intangible assets associated with acquired products. Cost of license revenue increased in the second quarter and first six months of 2013 due in part to amortization of acquired purchased software, which was $0.7 million and $1.2 million higher than the second quarter and first six months of 2012 as a result of the Servigistics acquisition. Cost of license revenue as a percent of license revenue can vary depending on product mix sold and the effect of fixed and variable royalties and the level of amortization of acquired software intangible assets.

Cost of Service Revenue

	Three months ended			Six months ended
	March 30, 2013	March 31, 2012	Percent Change	March 30, 2013	March 31, 2012	Percent Change
	(Dollar amounts in millions)
Cost of service revenue	$64.6	$66.4	(3)%	$133.1	$137.8	(3)%
% of total revenue	21%	22%		21%	22%
% of total service revenue	88%	88%		89%	91%
Service headcount at end of period	1,434	1,364	5%

Our cost of service revenue includes costs such as salaries, benefits, and computer equipment and facilities for our training and consulting personnel; and third-party subcontractor fees.

In the second quarter and first six months of 2013 compared to the second quarter and first six months of 2012, total compensation, benefit costs and travel expenses were 1% ($0.6 million) higher and 1% ($1.1 million) lower, respectively. Cost of service headcount at the end of the second quarter of 2013 included approximately 150 employees added from Servigistics. The cost of third-party consulting services was $1.7 million and $4.1 million lower in the second quarter and first six months of 2013, respectively, compared to the second quarter and first six months of 2012.
Cost of Support Revenue

	Three months ended			Six months ended
	March 30, 2013	March 31, 2012	Percent Change	March 30, 2013	March 31, 2012	Percent Change
	(Dollar amounts in millions)
Cost of support revenue	$20.4	$19.0	7%	$40.9	$38.1	7%
% of total revenue	7%	6%		6%	6%
% of total support revenue	13%	13%		13%	13%
Support headcount at end of period	577	535	8%

Our cost of support revenue includes costs such as salaries, benefits, and computer equipment and facilities associated with customer support and the release of support updates (including related royalty costs).

In the second quarter and first six months of 2013 compared to the second quarter and first six months of 2012 total compensation, benefit costs and travel expenses were 8% ($1.1 million) and 6% ($1.7 million) higher, respectively, primarily due to increased headcount. Cost of support headcount at the end of the second quarter of 2013 included approximately 40 employees added from Servigistics.
Sales and Marketing

	Three months ended			Six months ended
	March 30, 2013	March 31, 2012	Percent Change	March 30, 2013	March 31, 2012	Percent Change
	(Dollar amounts in millions)
Sales and marketing	$88.1	$91.0	(3)%	$181.6	$188.7	(4)%
% of total revenue	28%	30%		29%	30%
Sales and marketing headcount at end of period	1,425	1,516	(6)%

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. Our compensation, benefit costs and travel expenses were lower by an aggregate of 3% ($2.4 million) and 5% ($8.1 million) in the second quarter and first six months of 2013, respectively, compared to the second quarter and first six months of 2012, primarily due to lower headcount. Sales and marketing headcount at the end of the second quarter of 2013 included approximately 40 employees added from Servigistics.
Research and Development

	Three months ended			Six months ended
	March 30, 2013	March 31, 2012	Percent Change	March 30, 2013	March 31, 2012	Percent Change
	(Dollar amounts in millions)
Research and development	$55.5	$54.6	2%	$113.0	$109.6	3%
% of total revenue	18%	18%		18%	18%
Research and development headcount at end of period	1,934	1,952	(1)%

Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Major research and development activities include developing new releases and updates of our software that enhance functionality and developing new products or features. Total compensation, benefit costs and travel expenses were lower by 1% ($0.4 million) and higher by 1% ($0.8 million) in the second quarter and first six months of 2013 compared to the second quarter and first six months of 2012. Research and development headcount at the end of the second quarter of 2013 included approximately 130 employees added from Servigistics.
General and Administrative

	Three months ended			Six months ended
	March 30, 2013	March 31, 2012	Percent Change	March 30, 2013	March 31, 2012	Percent Change
	(Dollar amounts in millions)
General and administrative	$33.4	$29.5	13%	$69.2	$59.1	17%
% of total revenue	11%	10%		11%	10%
General and administrative headcount at end of period	590	579	2%

Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources, legal and administrative functions, as well as acquisition-related charges, bad debt expense and outside professional services, including accounting and legal fees. Acquisition-related costs were $2.1 million and $0.4 million for the second quarters of 2013 and 2012, respectively, and $6.7 million and $2.5 million in the first six months of 2013 and 2012, respectively, and include charges related to acquisition integration activities (i.e., severance and professional fees). Total compensation, benefit costs and travel costs were higher in the second quarter and first six months of 2013 by 3% ($0.6 million) and 6% ($2.4 million), respectively, compared to the second quarter and first six months of 2012 due to increased headcount.
Amortization of Acquired Intangible Assets

	Three months ended			Six months ended
	March 30, 2013	March 31, 2012	Percent Change	March 30, 2013	March 31, 2012	Percent Change
	(Dollar amounts in millions)
Amortization of acquired intangible assets	$6.6	$5.1	29%	$13.3	$10.3	28%
% of total revenue	2%	2%		2%	2%
Amortization of acquired intangible assets reflects the amortization of acquired non-product related intangible assets, primarily customer and trademark-related intangible assets, recorded in connection with completed acquisitions. The increase in amortization of acquired intangible assets in the second quarter and first six months of 2013 was primarily due to our acquisition of Servigistics.
Restructuring charges

	Three months ended			Six months ended
	March 30, 2013	March 31, 2012	Percent Change	March 30, 2013	March 31, 2012	Percent Change
	(Dollar amounts in millions)
Restructuring charges	$15.8	$20.8	(24)%	$31.2	$20.8	50%
In the first quarter of 2013, as part of our strategy to reduce costs and to realign our business, we implemented a restructuring of our business and recorded restructuring charges of $15.4 million primarily for severance and related costs associated with 168 employees notified of termination during the first quarter of 2013.

In the second quarter of 2013, we implemented further cost reductions and we recorded an additional restructuring charge of $15.8 million in the second quarter of 2013, primarily attributable to termination benefits associated with 120 employees notified of termination during the second quarter of 2013. The restructuring charge also included $1.4 million related to facility consolidations.

These restructuring actions will result in cash expenditures of approximately $30 million during 2013, $19 million of which was paid in the first six months of 2013. We expect estimated cost savings of these restructuring actions of approximately $9 million per quarter, beginning in the third quarter of 2013 with a partial benefit realized in the first and second quarters.
Interest and Other (Expense) Income, net

	Three months ended		Six months ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(in millions)
Interest income	$0.7	$0.7	$1.5	$1.5
Interest expense	(1.9)	(1.2)	(3.8)	(2.4)
Other (expense) income , net	(0.7)	(2.5)	(1.4)	(4.7)
Total interest and other (expense) income, net	$(1.9)	$(3.0)	$(3.7)	$(5.6)

Interest and other (expense) income, net includes interest income, interest expense, costs of hedging contracts, certain realized and unrealized foreign currency transaction gains or losses and exchange gains or losses resulting from the required period-end currency remeasurement of the financial statements of our subsidiaries that use the U.S. Dollar as their functional currency. A large portion of our revenue and expenses is transacted in foreign currencies. To reduce our exposure to fluctuations in foreign exchange rates, we engage in hedging transactions involving the use of foreign currency forward contracts, primarily in the Euro and Canadian Dollar. The increase in interest expense in the second quarter and first six months of 2013 compared to the prior year periods is due to amounts outstanding under our credit facility. We borrowed $230 million under our credit facility in September 2012 in connection with our acquisition of Servigistics. We had $308 million outstanding under the facility at March 30, 2013 compared to $160 million at March 31, 2012. The decrease in other (expense) income, net in the second quarter and first six months of 2013 compared to the prior year periods was due primarily to foreign currency net losses which were $1.9 million and $3.6 million lower in the second quarter and first six months of 2013, respectively, compared to the second quarter and first six months of 2012.
Income Taxes

	Three months ended		Six months ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(Dollar amounts in millions)
Pre-tax income	$19.4	$3.9	$31.4	$33.8
Tax (benefit) provision	2.3	0.4	(21.4)	8.1
Effective income tax rate	12%	9%	(68)%	24%

In the second quarter and first six months of 2013, our effective tax rate was lower than the 35% statutory federal income tax rate due to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate and for the first six months of 2013, primarily due to the reversal of a portion of our valuation allowance against net deferred tax assets described below. Our tax provision for the second quarter and tax benefit for the first six months of 2013 does not include a tax benefit on our forecast 2013 U.S. loss as it is offset by a valuation allowance.  In the second quarter of 2013, we recorded a $2.7 million tax benefit related to research and development (R&D) tax credits in the U.S triggered by a retroactive extension of the R&D credit enacted in the second quarter and a $3.2 million tax benefit related to final resolution of a long standing tax litigation and completion of a tax audit. In the first six months of 2012, our effective tax rate was lower than the 35% statutory federal income tax rate due primarily to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate. Additionally, the 2012 provision reflected the expiration on December 31, 2011 of the R&D tax credit in the U.S. and a discrete non-cash charge of $1.5 million related to the impact of a Japanese legislative change enacted in the first quarter of 2012 on our Japan entity's deferred tax assets.
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
Income and Margins; Earnings per Share
As shown in the table below, our operating income and operating margins in the second quarter and first six months of 2013 increased compared to the 2012 year-ago periods, primarily due to higher revenue and improved operating margins described in Revenue and Costs and Expenses above.
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
The non-GAAP measures exclude fair value adjustments related to acquired deferred support revenue, stock-based compensation expense, amortization of acquired intangible assets expense, acquisition-related charges, restructuring charges, identified discrete charges included in non-operating other (expense) income, net and the related tax effects of the preceding items, and any other identified tax items. These expenses and charges are normally included in the comparable measures calculated and presented in accordance with GAAP. Our management excludes these items when evaluating our ongoing performance and/or predicting our earnings trends, and therefore excludes them when presenting non-GAAP financial measures. Management uses, and investors should consider, non-GAAP measures in conjunction with our GAAP results.
Fair value of acquired deferred support revenue is a purchase accounting adjustment recorded to reduce acquired deferred support revenue to the fair value of the remaining obligation.
Stock-based compensation expense is a non-cash expense relating to stock-based awards issued to executive officers, employees and outside directors, primarily consisting of restricted stock units.
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

The following tables reconcile each of these non-GAAP measures to its most closely comparable GAAP measure on our financial statements.

	Three months ended		Six months ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(in millions, except per share amounts)
GAAP revenue	$313.9	$301.1	$633.7	$619.4
Fair value of acquired deferred support revenue	0.7	0.7	2.2	2.3
Non-GAAP revenue	$314.6	$301.9	$635.9	$621.7

GAAP gross margin	$220.7	$207.9	$443.4	$428.0
Fair value of acquired deferred support revenue	0.7	0.7	2.2	2.3
Stock-based compensation	2.3	2.2	4.7	4.7
Amortization of acquired intangible assets included in cost of license revenue	4.6	3.9	9.3	8.0
Non-GAAP gross margin	$228.2	$214.8	$459.5	$443.0

GAAP operating income	$21.2	$6.9	$35.1	$39.4
Fair value of acquired deferred support revenue	0.7	0.7	2.2	2.3
Stock-based compensation	11.8	12.7	23.7	26.1
Amortization of acquired intangible assets included in cost of license revenue	4.6	3.9	9.3	8.0
Amortization of acquired intangible assets	6.6	5.1	13.3	10.3
Acquisition-related charges included in general and administrative expenses	2.1	0.4	6.7	2.5
Restructuring charges	15.8	20.8	31.2	20.8
Non-GAAP operating income	$62.9	$50.6	$121.5	$109.4

GAAP net income	$17.0	$3.6	$52.8	$25.7
Fair value of acquired deferred support revenue	0.7	0.7	2.2	2.3
Stock-based compensation	11.8	12.7	23.7	26.1
Amortization of acquired intangible assets included in cost of license revenue	4.6	3.9	9.3	8.0
Amortization of acquired intangible assets	6.6	5.1	13.3	10.3
Acquisition-related charges included in general and administrative expenses	2.1	0.4	6.7	2.5
Restructuring charges	15.8	20.8	31.2	20.8
Non-operating foreign currency transaction loss (1)	—	—	—	0.8
Income tax adjustments (2)	(9.1)	(11.4)	(45.5)	(18.1)
Non-GAAP net income	$49.6	$35.9	$93.7	$78.4
GAAP diluted earnings per share	$0.14	$0.03	$0.44	$0.21
Fair value of acquired deferred support revenue	0.01	0.01	0.02	0.02
Stock-based compensation	0.10	0.10	0.20	0.22
Amortization of acquired intangible assets	0.09	0.07	0.19	0.15
Acquisition-related charges	0.02	—	0.06	0.02
Restructuring charges	0.13	0.17	0.26	0.18
Income tax adjustments	(0.08)	(0.09)	(0.38)	(0.15)
Non-GAAP diluted earnings per share	$0.41	$0.30	$0.77	$0.65

Operating margin impact of non-GAAP adjustments:

	Three months ended		Six months ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
GAAP operating margin	6.8%	2.3%	5.5%	6.4%
Fair value of deferred support revenue	0.2%	0.2%	0.3%	0.4%
Stock-based compensation	3.8%	4.2%	3.7%	4.2%
Amortization of acquired intangibles	3.6%	3.0%	3.6%	3.0%
Acquisition-related charges	0.7%	0.1%	1.1%	0.4%
Restructuring charges	5.0%	6.9%	4.9%	3.4%
Non-GAAP operating margin	20.0%	16.8%	19.1%	17.6%

(1)	In the first quarter of 2012, we recorded $0.8 million of foreign currency transaction losses related to legal entity mergers completed during the quarter.

(2)
Income tax adjustments reflect the tax effects of non-GAAP adjustments for the second quarter and first six months of 2013 and 2012, which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above, as well as one-time non-cash GAAP charges. In the fourth quarter of 2012, a valuation allowance was established against our U.S. net deferred tax assets. As the U.S. is profitable on a non-GAAP basis, the 2013 non-GAAP tax provision is being calculated assuming there is no U.S. valuation allowance and, as a result, an income tax benefit of $4.1 million and $10.3 million is included for the three and six months ended March 30, 2013, respectively. The three and six months ended March 30, 2013 exclude a tax benefit of $3.2 million related to final resolution of a long standing tax litigation and completion of a tax audit. The six months ended March 30, 2013 includes a one-time non-cash tax benefit of $32.6 million related to the release of a portion of the valuation allowance as a result of deferred tax liabilities established in accounting for the acquisition of Servigistics. The six months ended March 31, 2012 exclude one-time non-cash GAAP charges net of $1.4 million related to the impact from a reduction in the statutory tax rate in Japan on deferred tax assets from a litigation settlement.

Liquidity and Capital Resources

	March 30, 2013	March 31, 2012
	(in thousands)
Cash and cash equivalents	$240,809	$224,107
Amounts below are for the six months ended:
Cash provided by operating activities	$96,432	$133,034
Cash used by investing activities	(234,849)	(17,794)
Cash used by financing activities	(106,700)	(59,872)

Cash and cash equivalents
We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. Cash and cash equivalents include highly liquid investments with original maturities of three months or less. At March 30, 2013 cash and cash equivalents totaled $240.8 million, down from $489.5 million at September 30, 2012 due primarily to $222.4 million of cash previously borrowed under our credit facility and used to acquire Servigistics, $12.4 million of cash used for capital expenditures, $34.9 million of cash used to repurchase shares of our common stock and $12.9 million of payments of withholding taxes in connection with vesting of stock-based awards, partially offset by $96.4 million of cash provided by operating activities in the first six months of 2012.
Cash provided by operating activities
Cash provided by operating activities was $96.4 million in the first six months of 2013, compared to $133.0 million of cash provided by operating activities in the first six months of 2012. Cash provided by operations was lower in part because we made $23 million of restructuring payments in the first six months of 2013; $7 million of payments to satisfy compensation-related accruals assumed from Servigistics and $5 million in acquisition-related cost payments. Accounts receivable days sales outstanding was 62 days at the end of the second quarter of 2013 compared to 61 days as of September 30, 2012 and 62 days at the end of the second quarter of 2012.

Cash used by investing activities

	Six Months Ended
	March 30, 2013	March 31, 2012
	(in thousands)
Cash used by investing activities included the following:
Acquisitions of businesses, net of cash acquired	$(222,423)	$(1,170)
Additions to property and equipment	(12,426)	(16,624)
	$(234,849)	$(17,794)

In the first quarter of 2013, we acquired Servigistics, Inc. for $222.4 million as described in Note 6. Acquisitions in the Notes to Consolidated Financial Statements of this Form 10-Q. In the first six months of 2012, we paid $1.2 million of contingent purchase price price related to our acquisition of 4CS. Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements.
Cash used by financing activities

	Six Months Ended
	March 30, 2013	March 31, 2012
	(in thousands)
Cash used by financing activities included the following:
Net repayments of borrowings under credit facility	$(61,875)	$(40,000)
Repurchases of common stock	(34,947)	(14,983)
Payments of withholding taxes in connection with vesting of stock-based awards	(12,891)	(19,465)
Proceeds from issuance of common stock	2,874	14,123
Excess tax benefits from stock-based awards	139	453
	$(106,700)	$(59,872)

In the first six months of 2013, we repurchased 1.5 million shares of our common stock under our repurchase program. Proceeds from the issuance of common stock relate to stock option exercises. Such proceeds were lower in the first six months of 2013 as there were fewer option exercises. We expect proceeds from option exercises to be lower going forward than historical amounts as we have not granted stock options as a form of equity incentive compensation since 2004 and there are only 0.3 million options outstanding at the end of the second quarter of 2013. In the first quarter of 2012, we borrowed $40 million under our credit facility for short-term cash requirements, including the payment of fiscal 2011 incentive compensation, which we repaid prior to the end of that quarter.
Credit Facility
In August 2012, we entered into a multi-currency credit facility with a syndicate of ten banks for which JPMorgan Chase Bank, N.A. acts as Administrative Agent. The credit facility replaced a revolving credit facility with the same banks entered into in August 2010. We expect to use the credit facility for general corporate purposes, including acquisitions of businesses and working capital requirements. The credit facility consists of a $150 million term loan and a $300 million revolving loan commitment, and may be increased by an additional $150 million (in the form of revolving loans or term loans, or a combination thereof) if the existing or additional lenders are willing to make such increased commitments. The revolving loan commitment does not require amortization of principal. The term loan requires repayment of principal at the end of each calendar quarter, beginning with the quarter ended December 31, 2012. The revolving loan and term loan may be repaid in whole or in part prior to the scheduled maturity dates at PTC's option without penalty or premium. The credit facility matures on August 16, 2017, when all amounts outstanding will be due and payable in full. We are required to make principal payments under the term loan of $3.75 million, $15.0 million, $15.0 million, $22.5 million and $90.0 million in the remainder of 2013, 2014, 2015, 2016 and 2017, respectively.

As of March 30, 2013, the balance outstanding under the credit facility was $308.1 million, including amounts borrowed in September 2012 in connection with our acquisition of Servigistics on October 2, 2012.

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

As of March 30, 2013, our leverage ratio was 1.2 to 1.00 and our fixed charge coverage ratio was 21.4 to 1.00. We were in compliance with all financial and operating covenants of the credit facility as of March 30, 2013.
For a description of additional terms and conditions of the credit facility, including limitations on our ability to undertake certain actions, see Note 12. Long Term Debt in the Notes to Consolidated Financial Statements of this Form 10-Q.
Share Repurchases
Our Board of Directors has periodically authorized us to repurchase shares of our common stock. We are currently authorized to repurchase up to $100 million worth of shares with cash from operations in the period October 1, 2012 through September 30, 2013. In the first six month of 2013, we repurchased 1.5 million shares at a cost of $34.9 million. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued. Future repurchases of shares will reduce our cash balances.
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
At March 30, 2013, we had cash and cash equivalents of $28.3 million in the United States, $122.4 million in Europe, $61.8 million in the Pacific Rim (including India), $9.8 million in Japan and $18.5 million in other non-U.S. countries. As of March 30, 2013 we had an outstanding intercompany loan receivable of $222.1 million, primarily resulting from our business reorganizations described in Note G Income Taxes in the Notes to Consolidated Financial Statements of our 2012 Annual Report on Form 10-K, owed to the U.S. from our top tier foreign subsidiary. This amount can be repaid with cash generated by our foreign subsidiaries and repatriated to the U.S. without future tax cost.

Critical Accounting Policies and Estimates
The financial information included in Item 1 reflects no material changes in our critical accounting policies and estimates as set forth under the heading Critical Accounting Policies and Estimates in Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2012 Annual Report on Form 10-K. We did not make any changes to these policies or to these estimates during the quarter ended March 30, 2013.

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
We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 30, 2013.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below shows the shares of our common stock we repurchased in the second quarter of 2013.
ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
December 30, 2012 - January 26, 2013	183,474	$22.77	183,474	$80,030,986(2)
January 27 - February 23, 2013	635,700	23.56	635,700	$65,052,415(2)
February 24 - March 30, 2013	—	—	—	$65,052,415(2)
Total	819,174	$23.38	819,174	$65,052,415(2)

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

3.1(g)
Articles of Amendment to Restated Articles of Organization adopted January 28, 2013 (filed as Exhibit 3.1(g) to our Quarterly Report in Form 10-Q for the fiscal quarter ended December 29, 2012 (File No. 0-18059) and incorporated herein by reference).

3.2
By-Laws, as amended and restated, of PTC Inc. (formerly Parametric Technology Corporation) (filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 0-18059) and incorporated herein by reference).

10.1*	2000 Equity Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 6, 2013 (File No. 0-18059) and incorporated herein by reference).

10.1.1*	Form of Restricted Stock Unit Certificate (Non-Employee Director).

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32**	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

101
The following materials from PTC Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 30, 2013 and September 30, 2012; (ii) Condensed Consolidated Statements of Operations for the three and six months ended March 30, 2013 and March 31, 2012; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended March 30, 2013 and March 31, 2012; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended March 30, 2013 and March 31, 2012; and (v) Notes to Condensed Consolidated Financial Statements.

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

Date: May 8, 2013