Form 10-Q
period 2013-06-29
PTC INC.
filed 2013-08-07
CIK 857005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2013
Commission File Number: 0-18059
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There were 119,070,239 shares of our common stock outstanding on August 2, 2013.

PTC Inc.
INDEX TO FORM 10-Q
For the Quarter Ended June 29, 2013

PART I—FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS

PTC Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 29, 2013	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$257,031	$489,543
Accounts receivable, net of allowance for doubtful accounts of $3,449 and $3,418 at June 29, 2013 and September 30, 2012, respectively	200,883	217,370
Prepaid expenses	46,302	28,341
Other current assets	99,154	121,019
Deferred tax assets	36,578	22,879
Total current assets	639,948	879,152
Property and equipment, net	61,482	63,466
Goodwill	746,584	610,347
Acquired intangible assets, net	266,997	185,885
Deferred tax assets	5,208	20,660
Other assets	36,558	32,124
Total assets	$1,756,777	$1,791,634
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$71,574	$65,517
Accrued compensation and benefits	87,346	92,212
Accrued income taxes	4,700	804
Deferred tax liabilities	657	402
Current portion of long term debt	9,375	7,500
Deferred revenue	320,376	315,309
Total current liabilities	494,028	481,744
Long term debt, net of current portion	258,750	362,500
Deferred tax liabilities	42,644	31,854
Deferred revenue	8,214	12,220
Other liabilities	102,436	106,057
Total liabilities	906,072	994,375
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 119,018 and 119,553 shares issued and outstanding at June 29, 2013 and September 30, 2012, respectively	1,190	1,196
Additional paid-in capital	1,791,181	1,822,698
Accumulated deficit	(866,830)	(954,134)
Accumulated other comprehensive loss	(74,836)	(72,501)
Total stockholders’ equity	850,705	797,259
Total liabilities and stockholders’ equity	$1,756,777	$1,791,634

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Revenue:
License	$79,902	$83,829	$238,777	$247,696
Service	72,540	74,771	222,384	226,204
Support	162,554	152,383	487,535	456,484
Total revenue	314,996	310,983	948,696	930,384
Cost of revenue:
Cost of license revenue	8,431	7,634	24,734	23,117
Cost of service revenue	62,941	65,689	196,083	203,505
Cost of support revenue	19,796	19,531	60,693	57,667
Total cost of revenue	91,168	92,854	281,510	284,289
Gross margin	223,828	218,129	667,186	646,095
Operating expenses:
Sales and marketing	88,298	94,706	269,906	283,446
Research and development	53,834	53,260	166,791	162,829
General and administrative	28,812	29,851	98,027	88,957
Amortization of acquired intangible assets	6,532	5,103	19,795	15,444
Restructuring charges	3,137	4,126	34,349	24,928
Total operating expenses	180,613	187,046	588,868	575,604
Operating income	43,215	31,083	78,318	70,491
Interest and other income (expense), net	3,181	(304)	(491)	(5,914)
Income before income taxes	46,396	30,779	77,827	64,577
Provision (benefit) for income taxes	11,941	7,884	(9,476)	15,990
Net income	$34,455	$22,895	$87,303	$48,587
Earnings per share—Basic	$0.29	$0.19	$0.73	$0.41
Earnings per share—Diluted	$0.29	$0.19	$0.72	$0.40
Weighted average shares outstanding—Basic	119,440	119,042	119,628	118,584
Weighted average shares outstanding—Diluted	120,828	120,728	121,234	120,898

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended		Nine months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income	$34,455	$22,895	$87,303	$48,587
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0 for all periods	(998)	(11,089)	(4,073)	(8,310)
Minimum pension liability adjustment, net of tax of $0.1 million and ($0.9) million for the third quarter and first nine months of 2013, respectively, and ($0.1) million and ($0.4) million the third quarter and first nine months of 2012	(178)	231	1,738	1,093
Other comprehensive loss	(1,176)	(10,858)	(2,335)	(7,217)
Comprehensive income	$33,279	$12,037	$84,968	$41,370

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	June 29, 2013	June 30, 2012
Cash flows from operating activities:
Net income	$87,303	$48,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,432	50,152
Stock-based compensation	34,880	39,405
Excess tax benefits from stock-based awards	(171)	(453)
Other non-cash items, net	207	307
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	35,874	41,782
Accounts payable and accrued expenses	3,373	(7,881)
Accrued compensation and benefits	(11,897)	1,589
Deferred revenue	42,951	52,228
Accrued and deferred income taxes	(40,349)	(28,111)
Other current assets and prepaid expenses	(21,077)	6,558
Other noncurrent assets and liabilities	(7,504)	(7,119)
Net cash provided by operating activities	181,022	197,044
Cash flows from investing activities:
Additions to property and equipment	(19,128)	(22,506)
Acquisitions of businesses, net of cash acquired	(220,817)	(1,170)
Net cash used by investing activities	(239,945)	(23,676)
Cash flows from financing activities:
Borrowings under credit facility	—	40,000
Repayments of borrowings under credit facility	(101,875)	(100,000)
Repurchases of common stock	(54,912)	(34,953)
Proceeds from issuance of common stock	3,412	15,315
Excess tax benefits from stock-based awards	171	453
Payments of withholding taxes in connection with vesting of stock-based awards	(14,974)	(20,893)
Net cash used by financing activities	(168,178)	(100,078)
Effect of exchange rate changes on cash and cash equivalents	(5,411)	(3,121)
Net (decrease) increase in cash and cash equivalents	(232,512)	70,169
Cash and cash equivalents, beginning of period	489,543	167,878
Cash and cash equivalents, end of period	$257,031	$238,047

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
General
The accompanying unaudited condensed consolidated financial statements include the accounts of PTC Inc. (formerly named Parametric Technology Corporation) and its wholly owned subsidiaries and have been prepared by management in accordance with accounting principles generally accepted in the United States of America and in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. While we believe that the disclosures presented are adequate in order to make the information not misleading, these unaudited quarterly financial statements should be read in conjunction with our annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair statement of our financial position, results of operations and cash flows at the dates and for the periods indicated. Unless otherwise indicated, all references to a year mean our fiscal year, which ends on September 30. The September 30, 2012 consolidated balance sheet included herein is derived from our audited consolidated financial statements.
The results of operations for the nine months ended June 29, 2013 are not necessarily indicative of the results expected for the remainder of the fiscal year.
Recent Accounting Pronouncements
Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists
In July 2013, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) 2013-11,
Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2011-13 generally requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, shall be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This Update is effective for us in our first quarter of fiscal 2015. We are currently evaluating the impact of ASU 2013-11 on our consolidated financial statements.
Disclosures about Offsetting Assets and Liabilities
In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210)—Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies the scope of disclosures about offsetting assets and liabilities originally outlined in ASU 2011-11 issued in December 2011. ASU 2013-01 limits the scope of the disclosures to recognized derivative instruments accounted for in accordance with ASC 815, Derivatives and Hedging. For assets and liabilities within the scope of the standard, entities are required to disclose certain quantitative information in a tabular format, separately for assets and liabilities. The information required includes: a) the gross amounts of those recognized assets and those recognized liabilities; b) the amounts offset to determine the net amounts presented in the statement of financial position; c) the net amounts presented in the statement of financial position; d) the amounts subject to an enforceable master netting arrangement or similar agreement not otherwise included in (b); and e) the net amount after deducting the amounts in (d) from the amounts in (c). The disclosures are effective for us in our first quarter of fiscal 2014. We are currently evaluating the impact of ASU 2013-01 on our consolidated financial statements.
Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for us in our first quarter of fiscal 2014 with earlier adoption permitted. We are currently evaluating the impact of ASU 2013-02 on our consolidated financial statements.
2. Deferred Revenue and Financing Receivables
Deferred Revenue

Deferred revenue primarily relates to software support agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and, if not yet paid, the related customer receivable is included in other current assets. Billed but uncollected support-related amounts included in other current assets at June 29, 2013 and September 30, 2012 were $71.1 million and $110.7 million, respectively.
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
As of June 29, 2013 and September 30, 2012 amounts due from customers for contracts with original payment terms greater than twelve months (financing receivables) totaled $65.8 million and $42.5 million, respectively. Accounts receivable in the accompanying consolidated balance sheets included current receivables from such contracts totaling $47.2 million and $29.5 million at June 29, 2013 and September 30, 2012, respectively, and other assets in the accompanying consolidated balance sheets included long-term receivables from such contracts totaling $18.6 million and $13.0 million at June 29, 2013 and September 30, 2012, respectively. As of June 29, 2013, $2.5 million of these receivables were past due, (of which $0.7 million were greater than 90 days past due). None of these receivables were past due as of September 30, 2012. Our credit risk assessment for financing receivables was as follows:

	June 29, 2013	September 30, 2012
	(in thousands)
S&P bond rating BBB-1 and above-Tier 1	$60,726	$34,017
Internal Credit Assessment-Tier 2	5,089	8,446
Internal Credit Assessment-Tier 3	—	—
Total financing receivables	$65,815	$42,463

We evaluate the need for an allowance for doubtful accounts for estimated losses resulting from the inability of these customers to make required payments. As of June 29, 2013 and September 30, 2012, we concluded that all financing receivables were collectible and no reserve for credit losses was recorded. We did not provide a reserve for credit losses or write off any uncollectible financing receivables in the nine months ended June 29, 2013 and fiscal year 2012. We write off uncollectible trade and financing receivables when we have exhausted all collection avenues.
We periodically transfer future payments under certain of these contracts to third-party financial institutions on a non-recourse basis. We record such transfers as sales of the related accounts receivable when we surrender control of such receivables. There were $8.5 million financing receivables sold in the first nine months of 2013. We sold $1.8 million of financing receivables to third-party financial institutions in the nine months ended June 30, 2012.

3. Restructuring Charges
In the first quarter of 2013, as part of our strategy to reduce costs and to realign our business, we implemented a restructuring of our business and recorded restructuring charges of $15.5 million. The restructuring charges included $15.5 million for severance and related costs associated with 168 employees notified of termination during the first quarter and $27 thousand of charges related to excess facilities. In addition, the first quarter of 2013 restructuring charges include a benefit of $0.1 million related to adjusting facility accruals recorded in prior periods.
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
In the third quarter of 2013, we implemented a further restructuring of our workforce and recorded a restructuring charge of $3.1 million primarily for severance and related costs associated with 63 employees notified of termination, approximately half of whom will continue to work for PTC through the fourth quarter.  Severance costs for these employees are being recorded over their remaining service period and will result in restructuring charges of approximately $1 million in the fourth  quarter.
In the second and third quarters of 2012, we implemented restructurings of our business and recorded restructuring charges of $20.8 million and $4.1 million, respectively. The restructuring charges primarily included severance and related costs associated with 168 and 41 employees notified of termination during the second and third quarters of 2012, respectively.
The employee terminations in prior quarters described above triggered curtailments of a non-U.S. pension plan and interim remeasurements of the pension plan's assets and liabilities. The remeasurements resulted in decreases in the plan's net unrecognized losses which were recorded in accumulated other comprehensive income of $2.1 million, $0.6 million and $1.2 million in the second quarter of 2013, the first quarter of 2013 and the second quarter of 2012, respectively, net of tax.
The following table summarizes restructuring accrual activity for the nine months ended June 29, 2013:

	2013 Restructuring Charges
	Employee Severance and Related Benefits	Facility Closures and Related Costs	Total	Prior (1)	Total
	(in thousands)
October 1, 2012	$—	$—	$—	$4,461	$4,461
Charges to operations	33,166	1,397	34,563	(214)	34,349
Cash disbursements	(26,057)	(1,111)	(27,168)	(4,208)	(31,376)
Foreign exchange impact	(246)	(11)	(257)	13	(244)
Accrual, June 29, 2013	$6,863	$275	$7,138	$52	$7,190

(1) The prior balances and activity are primarily for employee severance and related benefits related to the 2012 restructuring charges.
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

Restricted stock unit activity for the nine months ended June 29, 2013	Shares	Weighted Average Grant Date Fair Value (Per Share)
	(in thousands)
Balance of outstanding restricted stock units October 1, 2012	5,134	$19.99
Granted	2,612	$22.79
Vested	(2,185)	$19.26
Forfeited or not earned	(350)	$21.12
Balance of outstanding restricted stock units June 29, 2013	5,211	$21.63

	Restricted Stock Units
Grant Period	Performance-based (1)	Time-based (2)

	(Number of Units in thousands)
First nine months of 2013	422	2,190
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

(2)
The time-based RSUs were issued to employees, including some of our executive officers, and the Board of Directors. Of these time-based RSUs, 1,363,705 will vest in three substantially equal annual installments in November 2013, 2014 and 2015; 7,681 will vest in three substantially equal installments in March 2014, 2015, and 2016; 752,950 will vest in three substantially equal installments in May 2014, 2015, and 2016; and 9,185 will vest in three substantially equal installments in June 2014, 2015, and 2016. The remaining 56,144 will vest the earlier of the date of the 2014 Annual Meeting of Stockholders or March 15, 2014.

Compensation expense recorded for our stock-based awards was classified in our consolidated statements of operations as follows:

	Three months ended		Nine months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(in thousands)		(in thousands)
Cost of license revenue	$4	$4	$17	$16
Cost of service revenue	1,372	1,314	4,404	4,235
Cost of support revenue	722	736	2,383	2,499
Sales and marketing	2,693	3,334	7,986	10,368
Research and development	2,139	1,886	6,475	6,675
General and administrative	4,247	6,057	13,615	15,612
Total stock-based compensation expense	$11,177	$13,331	$34,880	$39,405

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

	Three months ended		Nine months ended
Calculation of Basic and Diluted EPS	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(in thousands, except per share data)
Net income	$34,455	$22,895	$87,303	$48,587
Weighted average shares outstanding—Basic	119,440	119,042	119,628	118,584
Dilutive effect of employee stock options, restricted shares and restricted stock units	1,388	1,686	1,606	2,314
Weighted average shares outstanding—Diluted	120,828	120,728	121,234	120,898
Earnings per share—Basic	$0.29	$0.19	$0.73	$0.41
Earnings per share—Diluted	$0.29	$0.19	$0.72	$0.40

Stock options to purchase 0.1 million shares were outstanding during the first nine months of 2012 but were not included in the calculation of diluted EPS because the exercise prices per share were greater than the average market price of our common stock for those periods. These shares were excluded from the computation of diluted EPS as the effect would have been anti-dilutive.
Common Stock Repurchases
Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors has authorized us to repurchase up to $100 million worth of shares with cash from operations in the period October 1, 2012 through September 30, 2013. In the third quarter and first nine months of 2013, we repurchased 0.8 million shares and 2.3 million shares at a cost of $20.0 million and $54.9 million, respectively. In the third quarter and first nine months of 2012, we repurchased 1.0 million shares and 1.6 million shares at a cost of $20.0 million and $35.0 million, respectively. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.

6. Acquisition
Acquisition-related costs were $0.9 million and $7.6 million for the third quarter and nine months ended June 29, 2013, respectively, and $0.0 million and $2.5 million for the third quarter and first nine months ended June 30, 2012, respectively. Acquisition-related costs include direct costs of completing an acquisition (e.g., investment banker fees, professional fees, including legal and valuation services) and expenses related to acquisition integration activities (e.g., professional fees, severance, and retention bonuses). These costs have been classified in general and administrative expenses in the accompanying consolidated statements of operations.
Servigistics
On October 2, 2012, we acquired Servigistics, Inc. (“Servigistics”), a developer of a suite of service lifecycle management (SLM) software solutions, for $220.8 million in cash (net of a final purchase price adjustment of $1.6 million received from the sellers in the the third quarter of 2013 and net of cash acquired of $1.4 million). We acquired Servigistics to expand our products that support service organizations within manufacturing companies, including managing service and spare parts information and the delivery of service for warranty and product support processes. Servigistics had annualized revenues of approximately $80 million and approximately 400 employees. The acquisition was completed pursuant to the terms of a Stock Purchase Agreement dated as of August 7, 2012 by and among PTC, the stockholders of Servigistics (the Sellers) and Servigistics, LLC, as the Sellers' representative, to acquire all of the outstanding shares of capital stock of Servigistics from the Sellers.  We borrowed $230 million under our existing credit facility to fund the acquisition (Note 12).
The results of operations of Servigistics have been included in our consolidated financial statements beginning on the acquisition date. Servigistics added $22.5 million and $68.0 million to our revenue in the third quarter and first nine months ended June 29, 2013, respectively.
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

Based upon a valuation, the total purchase price allocation was as follows:

(in thousands)
Goodwill	$139,833
Identifiable intangible assets	118,300
Cash	1,355
Accounts receivable	20,536
Property and equipment	3,588
Deferred maintenance revenue	(11,714)
Deferred tax assets and liabilities, net	(35,566)
Accrued employee related liabilities	(9,010)
Net assumed liabilities	(5,149)
Total purchase price allocation	222,173
Less: Servigistics cash acquired	(1,355)
Total purchase price allocation, net of cash acquired	$220,818
The purchase price allocation resulted in $139.8 million of goodwill, the majority of which will not be deductible for income tax purposes. Of the acquired goodwill, $127.0 million was allocated to our software products segment and $12.8 million was allocated to our services segment. Intangible assets of $118.3 million includes purchased software of $49.9 million, customer relationships of $66.0 million and trademarks of $2.4 million, which are being amortized over weighted average useful lives of 9 years, 10 years and 7 years, respectively, based upon the pattern in which economic benefits related to such assets are expected to be realized. In accounting for the business combination we recorded net deferred tax liabilities of $35.6 million, primarily related to the tax effect of the acquired intangible assets other than goodwill and the fair value adjustment for deferred revenue that are not deductible for income tax purposes. The resulting amount of goodwill reflects our expectations of the following synergistic benefits: (1) the potential to sell Servigistics products into our customer base and to sell PTC products into Servigistics' customer base; (2) our intention to leverage our larger sales force and our intellectual property to attract new contracts and revenue; and (3) our intention to leverage our established presence in global markets.
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
Unaudited Pro Forma Financial Information

	Three months ended		Nine months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(in millions, except per share amounts)
Revenue	$315.5	$331.7	$951.4	$982.8
Net income	$34.3	$21.7	$60.3	$44.6
Earnings per share—Basic	$0.29	$0.18	$0.50	$0.38
Earnings per share—Diluted	$0.28	$0.18	$0.50	$0.37

7. Goodwill and Intangible Assets
We have two operating segments: (1) Software Products and (2) Services. We assess goodwill for impairment at the reporting unit level. Our reporting units are determined based on the components of our operating segments that constitute a business for which discrete financial information is available and for which operating results are regularly reviewed by segment management. Our reporting units are consistent with our operating segments. As of June 29, 2013 and September 30, 2012, goodwill and acquired intangible assets in the aggregate attributable to our software products reportable segment were $970.7 million and $768.1 million, respectively, and attributable to our services reportable segment were $42.9 million and $28.1 million, respectively. We test goodwill for impairment in the third quarter of our fiscal year, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting segment below its carrying value. Acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.
We completed our annual goodwill impairment review as of June 29, 2013 based on a qualitative assessment. Our qualitative assessment included company specific (financial performance and long-range plans), industry, and macroeconomic factors, as well as a sensitivity analysis of key model assumptions and consideration of the fair value of each reporting unit, which was approximately double its carrying value or higher, at the last valuation date. Based on our qualitative assessment, we believe it is more likely than not that the fair values of our reporting units exceed their carrying values and no further impairment testing is required.
Goodwill and acquired intangible assets consisted of the following:

	June 29, 2013			September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Goodwill (not amortized)			$746,584			$610,347
Intangible assets with finite lives (amortized) (1):
Purchased software	$226,821	$141,062	85,759	$177,166	$127,250	$49,916
Capitalized software	22,877	22,877	—	22,877	22,877	—
Customer lists and relationships	289,780	112,122	177,658	227,097	93,215	133,882
Trademarks and trade names	13,257	9,687	3,570	11,013	8,967	2,046
Other	3,456	3,446	10	3,437	3,396	41
	$556,191	$289,194	$266,997	$441,590	$255,705	$185,885
Total goodwill and acquired intangible assets			$1,013,581			$796,232

(1) The weighted average useful lives of purchased software, customer lists and relationships, trademarks and trade names and other intangible assets with a remaining net book value are 8 years, 10 years, 7 years, and 3 years, respectively.
Goodwill
The changes in the carrying amounts of goodwill for the nine months ended June 29, 2013 are due to our acquisition of Servigistics described in Note 6 and to foreign currency translation adjustments related to those asset balances that are recorded in non-U.S. currencies.
Changes in goodwill for the nine months ended June 29, 2013, presented by reportable segment, are as follows:

	Software Products Segment	Services Segment	Total
	(in thousands)
Balance, September 30, 2012	$585,469	$24,878	$610,347
Acquisition	127,033	12,800	139,833
Foreign currency translation adjustments	(3,617)	21	(3,596)
Balance, June 29, 2013	$708,885	$37,699	$746,584
Amortization of Intangible Assets
The aggregate amortization expense for intangible assets with finite lives was classified in our consolidated statements of operations as follows:

	Three months ended		Nine months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(in thousands)
Amortization of acquired intangible assets	$6,532	$5,103	$19,795	$15,444
Cost of license revenue	4,598	3,933	13,865	11,967
Total amortization expense	$11,130	$9,036	$33,660	$27,411

The estimated aggregate future amortization expense for intangible assets with finite lives remaining as of June 29, 2013 is $11.1 million for the remainder of 2013, $45.8 million for 2014, $44.0 million for 2015, $37.6 million for 2016, $33.8 million for 2017, $30.1 million for 2018 and $64.6 million thereafter.

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
Our significant financial assets and liabilities measured at fair value on a recurring basis as of June 29, 2013 and September 30, 2012 were as follows:

	June 29, 2013	September 30, 2012
	(in thousands)
Financial assets:
Cash equivalents—Level 1 (1)	$62,375	$231,488
Forward contracts—Level 2	2,593	236
	$64,968	$231,724
Financial liabilities:
Forward contracts—Level 2	$390	$—
_________________

(1)	Money market funds and time deposits.

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
As of June 29, 2013 and September 30, 2012, we had outstanding forward contracts with notional amounts equivalent to the following:

Currency Hedged	June 29, 2013	September 30, 2012
	(in thousands)
Canadian Dollar / U.S. Dollar	$44,228	$54,133
Euro / U.S. Dollar	46,356	53,716
Chinese Renminbi / U.S. Dollar	3,434	3,666
Japanese Yen / U.S. Dollar	8,834	13,415
Japanese Yen / Euro	3,034	—
Israeli New Sheqel / U.S. Dollar	2,233	—
All other	8,883	8,973
Total	$117,002	$133,903
The accompanying consolidated balance sheets include a net liability of $0.4 million in accrued expenses and a net asset of $2.6 million in other current assets as of June 29, 2013, and a net asset of $0.2 million as of September 30, 2012 related to the fair value of our forward contracts.
Net gains and losses on foreign currency exposures are recorded in other income (expense), net and include realized and unrealized gains and losses on forward contracts. Net gains and losses on foreign currency exposures for the three and nine month periods ended June 29, 2013 and June 30, 2012 were as follows:

	Three months ended		Nine months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(in thousands)
Net losses on foreign currency exposures	$749	$572	$1,737	$5,142
Net realized and unrealized (gain) loss on forward contracts (excluding the underlying foreign currency exposure being hedged)	$(1,443)	$(1,570)	$(5,039)	$816

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
The revenue and operating income attributable to our operating segments are summarized as follows:

	Three months ended		Nine months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(in thousands)
Revenue:
Total Software Products segment revenue	$236,306	$229,706	$712,174	$688,322
Total Services segment revenue	78,690	81,277	236,522	242,062
Total revenue	$314,996	$310,983	$948,696	$930,384
Operating income: (1)
Software Products segment	$148,904	$145,829	$434,031	$431,897
Services segment	13,227	12,491	27,321	27,774
Sales and marketing expenses	(89,443)	(97,386)	(282,734)	(298,606)
General and administrative expenses	(29,473)	(29,851)	(100,300)	(90,574)
Total operating income	43,215	31,083	78,318	70,491
Other income (expense), net	3,181	(304)	(491)	(5,914)
Income before income taxes	$46,396	$30,779	$77,827	$64,577

(1)
We recorded restructuring charges of $3.1 million and $34.3 million in the third quarter and first nine months of 2013, respectively. Software Products included $1.0 million and $12.6 million, respectively; Services included $0.3 million and $6.6 million, respectively; sales and marketing expenses included $1.1 million and $12.8 million, respectively; and general and administrative expenses included $0.7 million and $2.3 million, respectively, of these restructuring charges. We recorded restructuring charges of $4.1 million and $24.9 million in the third quarter and first nine months of 2012, respectively. Software Products included $0.7 million and $4.1 million, respectively; Services included $0.8 million and $4.0 million, respectively; sales and marketing expenses included $2.7 million and $15.2 million, respectively; and general and administrative expenses included $0 million and $1.6 million, respectively, of these restructuring charges.

We report revenue by the following three solution areas:

•	CAD - PTC Creo®, including PTC Creo ParametricTM and PTC Creo Elements/Direct®, and PTC Mathcad®.

•	Extended PLM - our PLM solutions (primarily PTC Windchill® and PTC Creo ViewTM ), our ALM solutions (primarily PTC Integrity™) and our SCM Solutions (primarily PTC Windchill FlexPLM®).

•	SLM - PTC Arbortext® and PTC Servigistics® products.

	Three months ended		Nine months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(in thousands)
Revenue:
CAD	$135,249	$142,774	$403,540	$427,956
Extended PLM	140,517	146,286	422,758	442,379
SLM	39,230	21,923	122,398	60,049
Total revenue	$314,996	$310,983	$948,696	$930,384

	Three months ended		Nine months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(in thousands)
Revenue:
Americas (1)	$129,501	$112,661	$380,310	$339,680
Europe (2)	115,425	120,214	353,920	369,169
Pacific Rim	36,268	43,593	114,179	118,170
Japan	33,802	34,515	100,287	103,365
Total revenue	$314,996	$310,983	$948,696	$930,384
_________________

(1)
Includes revenue in the United States totaling $121.9 million and $106.1 million for the third quarters ended June 29, 2013 and June 30, 2012, respectively, and $350.5 million and $319.1 million for the nine months ended June 29, 2013 and June 30, 2012, respectively.

(2)
Includes revenue in Germany totaling $41.8 million and $48.0 million for the third quarters ended June 29, 2013 and June 30, 2012, respectively, and $123.5 million and $145.3 million for the nine months ended June 29, 2013 and June 30, 2012, respectively.

11. Income Taxes
In the third quarter and first nine months of 2013, our effective tax rate was 26% on pre-tax income of $46.4 million and a benefit of 12% on pre-tax income of $77.8 million, respectively, compared to 26% on pre-tax income of $30.8 million and 25% on pre-tax income of $64.6 million in the third quarter and first nine months of 2012, respectively. In the third quarter and first nine months of 2013, as well as the first nine months of 2012, our effective tax rate was lower than the 35% statutory federal income tax rate due to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate. For the first nine months of 2013, the lower effective rate was primarily due to the reversal of a portion of the valuation allowance against our U.S. deferred tax assets described below. Our tax provision for the third quarter and tax benefit for the first nine months of 2013 do not include a tax benefit on our forecast 2013 U.S. loss as it is offset by the valuation allowance.  A discrete benefit of $1.6 million was recorded in the third quarter of 2013 as a result of the conclusion of tax audits in several jurisdictions. In the first nine months of 2013, we recorded a $2.0 million tax benefit related to research and development (R&D) tax credits in the U.S triggered by a retroactive extension of the R&D credit enacted in the second quarter and a $3.2 million tax benefit related to final resolution of a long standing tax litigation and completion of a tax audit. The third quarter and first nine months of 2012 provision included a discrete non-cash tax charge of $4.2 million due to the restructuring of our Canadian operations that resulted in a change in the tax status of the foreign legal entity. Additionally, the provision for the first nine months of 2012 reflected the expiration on December 31, 2011 of the R&D tax credit in the U.S. and a discrete non-cash charge of $1.5 million related to the impact of a Japanese legislative change enacted in the first quarter of 2012 on our Japan entity's deferred tax assets.
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
As of June 29, 2013 and September 30, 2012, we had unrecognized tax benefits of $16.4 million and $19.1 million, respectively. If all of our unrecognized tax benefits as of June 29, 2013 were to become recognizable in the future, we would record a benefit to the income tax provision of $15.6 million which would be partially offset by an increase in the U.S. valuation allowance of $7.1 million.
Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates. We believe it is reasonably possible that within the next 12 months the amount of unrecognized tax benefits related to the resolution of multi-jurisdictional tax positions could be reduced by up to $7 million as audits close and statutes of limitations expire.

12. Debt
Credit Agreement
In August 2012, we entered into a multi-currency credit facility (the credit facility) with a syndicate of ten banks for which JPMorgan Chase Bank, N.A. acts as Administrative Agent. The credit facility replaced a revolving credit facility with the same banks entered into in August 2010. We expect to use the credit facility for general corporate purposes, including acquisitions of businesses and working capital requirements. As of June 29, 2013, the fair value of our credit facility approximates our book value. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy described in Note 8.
The credit facility consists of a $150 million term loan and a $300 million revolving loan commitment, and may be increased by an additional $150 million (in the form of revolving loans or term loans, or a combination thereof) if the existing or additional lenders are willing to make such increased commitments. The revolving loan commitment does not require amortization of principal. The term loan requires principal payments at the end of each calendar quarter. The revolving loan and term loan may be repaid in whole or in part prior to the scheduled maturity dates at PTC's option without penalty or premium. The credit facility matures on August 16, 2017, when all remaining amounts outstanding will be due and payable in full. We are required to make principal payments under the term loan of $1.9 million, $15.0 million, $15.0 million, $22.5 million and $90.0 million in the remainder of 2013, 2014, 2015, 2016 and 2017, respectively.
PTC is the sole borrower under the credit facility. The obligations under the credit facility are guaranteed by PTC’s material domestic subsidiaries, and 65% of the voting equity interests of PTC’s material first-tier foreign subsidiaries are pledged as collateral for the obligations.
As of June 29, 2013 we had $268.1 million outstanding under the credit facility (including $230 million borrowed in connection with our October 2012 acquisition of Servigistics described in Note 6), comprised of a $144 million term loan and a $124 million revolving loan. During the nine months ended June 29, 2013, we repaid $5.6 million of the term loan and we repaid $96.3 million of the revolving loan.
Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by PTC. As of June 29, 2013, the annual rate on both the term loan and the revolving loan was 1.6875%, which will reset on August 15, 2013 and September 13, 2013. Interest rates on borrowings outstanding under the credit facility range from 1.25% to 1.625% above an adjusted London interbank offered interest rate (LIBOR) for Eurodollar-based borrowings or would range from 0.25% to 0.625% above the defined base rate (the greater of the Prime Rate, the Federal Funds Effective Rate plus 0.005%, or an adjusted LIBO rate plus 1%) for base rate borrowings, in each case based upon PTC’s leverage ratio. Additionally, PTC may borrow certain foreign currencies at rates set in the same range above the respective LIBOR for those currencies, based on PTC’s leverage ratio. A quarterly commitment fee on the undrawn portion of the credit facility is required, ranging from 0.20% to 0.30% per annum, based upon PTC’s leverage ratio.
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

As of June 29, 2013, our leverage ratio was 0.99 to 1.00 and our fixed charge coverage ratio was 19.62 to 1.00. We were in compliance with all financial and operating covenants of the credit facility as of June 29, 2013.
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
Accruals
With respect to legal proceedings and claims, we record an accrual for a contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. For legal proceedings and claims for which the likelihood that a liability has been incurred is more than remote but less than probable, we estimate the range of possible outcomes. As of June 29, 2013, we had a legal proceedings and claims accrual of $0.5 million.
Guarantees and Indemnification Obligations
We enter into standard indemnification agreements in the ordinary course of our business. Pursuant to such agreements with our business partners or customers, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to our products, as well as claims relating to property damage or personal injury resulting from the performance of services by us or our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. Historically, our costs to defend lawsuits or settle claims relating to such indemnity agreements have been minimal and we accordingly believe the estimated fair value of liabilities under these agreements is immaterial.
We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products for a specified period of time. Additionally, we generally warrant that our consulting services will be performed consistent with generally accepted industry standards. In most cases, liability for these warranties is capped. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history; however, we have not incurred significant cost under our product or services warranties. As a result, we believe the estimated fair value of these liabilities is immaterial.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q about our future financial and growth expectations, the development of our products and markets and adoption of our solutions and future purchases by customers are forward-looking statements that are subject to the inherent uncertainties in predicting future results and conditions. Risks and uncertainties that could cause actual results to differ materially from projected results include the following: the macroeconomic climate may not improve or may deteriorate; our customers may not purchase our solutions when or in the amounts we expect; we may not achieve the license, service or support growth rates or revenue we expect, which could result in a different mix of revenue between license, service and support and could adversely affect our profitability; foreign currency exchange rates may vary from our expectations and thereby affect our reported revenue and expense; we may be unable to achieve planned services margins and operating margin improvements; our restructurings and cost containment measures may not generate the operating margin improvements we expect and could adversely affect our revenue; we may be unable to achieve our profitability targets with lower license revenue or without additional restructuring or cost containment measures; we may be unable to attain or maintain a technology leadership position and any such leadership position may not generate the revenue we expect; our ability to successfully differentiate our products and services from those of our competitors and otherwise compete could be adversely affected by the relatively larger size and greater resources of several of the companies with which we compete; remedial actions related to our investigation in China could have a material impact on our operations in China, fines or penalties may be imposed by government agencies in connection with resolving that matter, and any such resolution may have collateral effects on our business in China, the U.S. or elsewhere; we may have insufficient cash resources to make planned repayments under our credit facility or to repurchase shares of our common stock as or when planned, as well as other risks and uncertainties described below throughout or referenced in Part II, Item 1A. Risk Factors of this report.
Business Overview
PTC develops software solutions and delivers related services that help companies design products, manage product information and improve their product development and services processes. Our software solutions help customers increase innovation, improve product quality, decrease time to market, reduce product development costs, and optimize their supply chains and the delivery of after-market services.
We generate revenue through the sale of:

•	software licenses,

•	support (previously referred to as maintenance), which includes technical support and software updates, and

•	consulting and training services, which include implementation services for our software.
We offer solutions in the following markets:

•	the CAD market (computer-aided design, manufacturing and engineering (CAD, CAM and CAE) solutions),

•	the product lifecycle management (PLM) market (product data management, collaboration and related solutions),

•	the application lifecycle management (ALM) market (coordination and management of all aspects of global software development),

•	the supply chain management (SCM) market (management and optimization of the supply chain), and

•	the service lifecycle management (SLM) market (delivery and capture of product intelligence at the point of service).
We acquired Servigistics, Inc. in October 2012 to expand our offerings in the SLM market. Servigistics developed and sold an innovative suite of SLM solutions that complements our existing SLM solutions to provide our customers with a broad technology solution to transform their service strategies and operations.
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

Executive Overview

In our third quarter, we continued to deliver on our margin expansion strategy with reported earnings at the high end of our expected range, while revenue was at the low end of our expected range. Earnings per share was up 50% from $0.19 in the year-ago period to $0.29 in the third quarter and non-GAAP earnings per share was up 22% from $0.37 in the year ago period to $0.45 in the third quarter. Our revenue has been unfavorably impacted by the slowdown in the global manufacturing industry, particularly in Europe and China, and unfavorable currency movements, particularly the Japanese Yen.

For the third quarter of 2013, our total revenue was $315 million ($316 million on a non-GAAP basis), up 1% year over year and up 4% on a constant currency basis (at third quarter of 2012 foreign currency exchange rates). On an organic basis, excluding revenue from our Servigistics business, total revenue was down 6% year over year (down 4% on a constant currency basis). Servigistics revenue was $22 million in the quarter ($23 million on a non-GAAP basis).  Total license revenue for the quarter was $80 million, a decrease of 5% year over year (down 1% on a constant currency basis).  On an organic basis, total license revenue was down 10% year over year (down 7% on a constant currency basis). From a geographic perspective, total license revenue results reflect solid growth in the Americas and Japan (which was positively impacted by a large transaction, partially offset by unfavorable currency movements) offset by declines in Europe and the Pacific Rim. Our service revenue was down year over year and sequentially, on both a reported and organic basis, due to lower license sales in recent periods driving less overall demand for services and, in part, due to expansion of our service partner program. Results for the quarter reflect macroeconomic conditions and the continued effects of softness in the global manufacturing industry, which have impacted customer purchasing decisions, causing customers to reduce the size of their purchases and/or to delay purchase decisions. This particularly impacted third quarter license revenue in Europe and the Pacific Rim.
Our operating margin in the third quarter of 2013 increased to 14% from 10% in the year-ago period (to 22% from 19% on a non-GAAP basis) due primarily to cost containment measures, including our restructuring actions in 2012 and 2013 to date, and higher service margins.
We ended the third quarter of 2013 with $257 million of cash, up from $241 million at the end of the second quarter of 2013, reflecting, in part, $85 million of cash generated from operations, $40 million used to repay a portion of the balance outstanding under our credit facility and $20 million used for stock repurchases. As of June 29, 2013, we had $176 million available under the revolving loan portion of our credit facility.
Non-GAAP measures are reconciled to GAAP results under Results of Operations - Income and Margins; Earnings per Share below.
Future Expectations, Strategies and Risks
The slowdown in the global manufacturing industry, uncertainty about the near-term economic environment and unfavorable foreign currency exchange rates remain headwinds for revenue growth in fiscal 2013. As a result, we have reduced our revenue outlook for 2013 but are maintaining our earnings targets as we expect to continue to focus on cost containment, including cost savings from restructuring actions as well as continued improvements in our service margins. For 2013, our goal is to achieve year-over-year revenue growth of 2% to 3%, including revenue from Servigistics of approximately $90 million. This revenue goal includes support revenue growth of approximately 7%, a decrease in license revenue of 1% to 4%, and a decrease in service revenue of approximately 1%. Our 2013 earnings goals are to achieve non-GAAP operating margin expansion of 200 basis points, from 19.6% in 2012 to approximately 21.5% in 2013 (expansion of GAAP operating margins from 10.2% in 2012 to approximately 11% in 2013) and non-GAAP earnings per share of $1.72 to $1.77 (GAAP earnings per share of $1.04 - $1.09). These goals reflect higher support revenue, lower service revenue and lower license revenue than our fiscal 2013 plan announced in connection with our second quarter 2013 earnings release, which included a revenue growth goal of 4% to 5%. If economic conditions do not improve or deteriorate further, or if foreign currency exchange rates relative to the U.S. dollar differ significantly from our current assumed rates, our results could differ materially from our targets. Our targets assume rates of $1.30 USD to one Euro and 100 Yen to one USD.
Also, our results have been impacted, and we expect will continue to be impacted, by our ability to close large transactions. The amount of revenue, particularly license revenue, attributable to large transactions, and the number of such transactions, may vary significantly from quarter to quarter based on customer purchasing decisions and macroeconomic conditions. Our growth rates have become increasingly dependent on adoption of our solutions by large direct customers. Such transactions tend to be larger in size and may have long lead times as they often follow a lengthy product selection and evaluation process. This may cause volatility in our results.
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

Earnings per Share below.

	Three months ended		Percent Change 2012 to 2013		Nine months ended		Percent Change 2012 to 2013
	June 29, 2013	June 30, 2012	Actual	Constant Currency	June 29, 2013	June 30, 2012	Actual	Constant Currency
	(dollar amounts in millions, except per share data)
License revenue	$79.9	$83.8	(5)%	(1)%	$238.8	$247.7	(4)%	(1)%
Service revenue	72.5	74.8	(3)%	(2)%	222.4	226.2	(2)%	—%
Support revenue	162.6	152.4	7%	9%	487.5	456.5	7%	9%
Total revenue	315.0	311.0	1%	4%	948.7	930.4	2%	4%
Cost of license	8.4	7.6	10%		24.7	23.1	7%
Cost of service	62.9	65.7	(4)%		196.1	203.5	(4)%
Cost of support	19.8	19.5	1%		60.7	57.7	5%
Total cost of revenue	91.2	92.9	(2)%		281.5	284.3	(1)%
Gross margin	223.8	218.1	3%		667.2	646.1	3%
Operating expenses	180.6	187.0	(3)%		588.9	575.6	2%
Total costs and expenses (1)	271.8	279.9	(3)%	(2)%	870.4	859.9	1%	2%
Operating income (1)	$43.2	$31.1	39%	53%	$78.3	$70.5	11%	22%
Non-GAAP operating income (1)	$70.1	$57.8	21%	29%	$191.6	$167.2	15%	20%
Operating margin (1)	13.7%	10.0%			8.3%	7.6%
Non-GAAP operating margin (1)	22.2%	18.6%			20.1%	17.9%
Diluted earnings per share (2)	$0.29	$0.19			$0.72	$0.40
Non-GAAP diluted earnings per share (2)	$0.45	$0.37			$1.22	$1.01
Cash flow from operations	$84.6	$64.0			$181.0	$197.0

(1) Costs and expenses in the third quarter and first nine months of 2013 included restructuring charges of $3.1 million and $34.3 million, respectively, compared to $4.1 million and $24.9 million in the third quarter and first nine months of 2012, respectively. Additionally, the third quarter and first nine months of 2013 included $0.9 million and $7.6 million, respectively, of acquisition-related costs, compared to $0.0 million and $2.5 million in the third quarter and first nine months of 2012, respectively. These restructuring and acquisition-related costs have been excluded from non-GAAP operating income.

(2) Other income (expense) net includes a legal settlement gain of $5.1 million recorded in the third quarter of 2013 and foreign currency transaction losses of $0.8 million related to legal entity mergers completed during the first quarter of 2012, which were both excluded from non-GAAP diluted earnings per share. Income taxes for non-GAAP diluted earnings per share reflect the tax effects of non-GAAP adjustments for the three and nine months ended June 29, 2013 and June 30, 2012, which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments described in Income and Margins; Earnings per Share, as well as identified tax items. In the fourth quarter of 2012, a valuation allowance was established against our U.S. net deferred tax assets. As the U.S. is profitable on a non-GAAP basis, the 2013 non-GAAP tax provision is being calculated assuming there is no U.S. valuation allowance and, as a result, an income tax benefit of $7.6 million and $17.9 million is included for the three and nine months ended June 29, 2013, respectively. The nine months ended June 29, 2013 non-GAAP tax provision excludes tax benefits of $3.2 million relating to final resolution of a long standing tax litigation and completion of an international jurisdiction tax audit recorded in the second quarter and a one-time non-cash tax benefit of $32.6 million related to the release of a portion of the valuation allowance as a result of deferred tax liabilities established in accounting for the acquisition of Servigistics recorded in the first quarter. The three and nine months ended June 30, 2012 non-GAAP tax provision exclude a one-time non-cash charge, net, of $3.3 million primarily related to acquired legal entity integration activities recorded in the third quarter. In addition, the nine months ended June 30, 2012 excludes a one-time non-cash tax charge of $1.4 million related to the impact from a reduction in the statutory tax rate in Japan on deferred tax assets from a litigation settlement recorded in the first quarter.

Results of Operations
Acquisitions

We acquired Servigistics on October 2, 2012. The results of operations of Servigistics have been included in our consolidated financial statements beginning on the acquisition date. Servigistics added $22.5 million and $68.0 million to our revenue in the third quarter and first nine months of 2013, respectively ($23.0 million and $70.8 million, respectively, on a non-GAAP basis).
Impact of Foreign Currency Exchange on Results of Operations
Approximately two-thirds of our revenue and half of our expenses are transacted in currencies other than the U.S. Dollar. Because we report our results of operations in U.S. Dollars, currency translation, particularly changes in the Euro and Yen, relative to the U.S. Dollar, affects our reported results. If actual reported results for the third quarter and first nine months of 2013 had been converted into U.S. Dollars based on the foreign currency exchange rates in effect for the third quarter and first nine months of 2012, revenue would have been higher by $7.7 million and $17.2 million, respectively, costs and expenses would have been higher by $3.4 million and $9.2 million, respectively, and operating income would have been higher by $4.3 million and $8.0 million, respectively. Our constant currency disclosures are calculated by multiplying the actual results for the third quarter and first nine months months of 2013 by the exchange rates in effect for the comparable periods in 2012.
Revenue
The following tables provide license, service and support revenue for each of our solution areas: CAD, Extended PLM, and SLM.
CAD revenue includes: PTC Creo®, including PTC Creo ParametricTM and PTC Creo Elements/Direct®, and PTC Mathcad®.
Extended PLM revenue includes our PLM solutions (primarily PTC Windchill® and PTC Creo ViewTM ), our ALM solutions (primarily PTC Integrity™) and our SCM Solutions (primarily PTC Windchill FlexPLM®).
SLM revenue includes PTC Arbortext® and PTC Servigistics® products.
Results include combined revenue from direct sales and our channel.
Revenue by Solution

	Three months ended				Nine months ended
			Percent Change				Percent Change
	June 29, 2013	June 30, 2012	Actual	Constant Currency	June 29, 2013	June 30, 2012	Actual	Constant Currency
	(Dollar amounts in millions)
CAD
License	$35.7	$40.2	(11)%	(8)%	$102.7	$116.8	(12)%	(10)%
Service	6.5	7.6	(15)%	(11)%	18.2	23.2	(22)%	(19)%
Support	93.1	95.0	(2)%	1%	282.6	288.0	(2)%	—%
Total revenue	$135.2	$142.8	(5)%	(2)%	$403.5	$428.0	(6)%	(3)%

CAD revenue in the third quarter and first nine months of 2013 was down compared with the year-ago periods, consisting primarily of lower license revenue in Europe, down 36% ($6.2 million) and 34% ($17.4 million), respectively, reflecting lower revenue from large license transactions, and the Pacific Rim, down 15% ($1.9 million) and 4% ($1.4 million), respectively. These decreases were partially offset by license growth in Japan, up 61% ($2.2 million) and 46% ($4.7 million), respectively, and the Americas, up 22% ($1.5 million) and flat, respectively. In both the third quarter and first nine months of 2013, total revenue in Japan declined 9% ($1.8 million and $5.6 million, respectively), compared with the year-ago periods reflecting the unfavorable impact of foreign currency rate changes. On a constant currency basis, revenue in Japan in the third quarter and first nine months of 2013 increased 11% and 4%, respectively, primarily due to comparatively higher large deal activity in the second and third quarters of 2013.

	Three months ended				Nine months ended
			Percent Change				Percent Change
	June 29, 2013	June 30, 2012	Actual	Constant Currency	June 29, 2013	June 30, 2012	Actual	Constant Currency
	(Dollar amounts in millions)
Extended PLM
License	$36.3	$36.8	(1)%	3%	$105.5	$116.6	(10)%	(7)%
Service	50.2	59.0	(15)%	(14)%	156.2	178.1	(12)%	(11)%
Support	54.0	50.5	7%	9%	161.1	147.7	9%	10%
Total revenue	$140.5	$146.3	(4)%	(2)%	$422.8	$442.4	(4)%	(3)%

Extended PLM revenue was down in the third quarter and first nine months of 2013 compared with the year-ago periods, reflecting continued weakness in Europe and declines in the Pacific Rim, offset by improved results in the Americas and Japan. License revenue in both the third quarter and first nine months of 2013 declined 24% ($2.8 million and $9.5 million, respectively) in Europe, and 47% ($4.4 million) and 15% ($3.3 million), respectively, in the Pacific Rim. License revenue in the third quarter and first nine months of 2013 in the Americas increased 54% ($5.3 million) and 4% ($1.8 million), respectively, and in Japan license revenue increased 25% ($1.4 million) in the third quarter and declined 1% ($0.2 million) year to date. Results reflect continued softness in Extended PLM license and service revenue in Europe reflecting lower revenue from large license transactions in the first nine months of 2013 relative to the year-ago period, which we attribute to macroeconomic conditions. We remain confident in our competitive positioning in Extended PLM and in our long- term growth prospects.

	Three months ended				Nine months ended
			Percent Change				Percent Change
	June 29, 2013	June 30, 2012	Actual	Constant Currency	June 29, 2013	June 30, 2012	Actual	Constant Currency
	(Dollar amounts in millions)
SLM
License	$7.9	$6.8	16%	17%	$30.6	$14.3	114%	117%
Service	15.9	8.2	93%	95%	48.0	24.9	93%	94%
Support	15.5	6.9	124%	127%	43.8	20.8	110%	112%
Total revenue	$39.2	$21.9	79%	81%	$122.4	$60.0	104%	106%

SLM license revenue in the third quarter and first nine months of 2013 reflects a decline in organic license revenue of 51% ($3.5 million) and 18% ($2.6 million), respectively, and license revenue from Servigistics, which in the third quarter and first nine months of 2013 was $4.5 million and $18.9 million, respectively. Year over year, license revenue in the Americas grew in the third quarter, following a weak second quarter, while license revenue in Europe and the Pacific Rim declined in the third quarter, which we attribute to macroeconomic conditions in those regions. For the first nine months of 2013, license revenue increased in all geographic regions. In the third quarter and first nine months of 2013, Servigistics also contributed $9.8 million and $26.9 million, respectively, in service revenue and $8.2 million and $22.2 million, respectively, in support revenue.
Revenue by Line of Business

	Three months ended		Nine months ended
Revenue as a Percentage of Total Revenue	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
License	25%	27%	25%	27%
Service	23%	24%	23%	24%
Support	52%	49%	52%	49%
	100%	100%	100%	100%

License Revenue
The decrease in license revenue in the third quarter of 2013 reflects year-over-year declines in Europe and the Pacific Rim of 31% and 30%, respectively, offset by increases of 44% in the Americas and and 41% in Japan (up 76% on a constant currency basis). The decline in license revenue in the first nine months of 2013 reflects year-over-year declines of 24% in Europe, primarily due to lower license revenue from large deals, and 7% (8% on a constant currency basis) in the Pacific Rim. We attribute the results in Europe and the Pacific Rim, particularly China, to unfavorable macroeconomic conditions in those regions. The year-to-date decreases in Europe and the Pacific Rim were partially offset by growth in Japan of 33% (58% on a constant currency basis) and an increase in the Americas of 13%.
Organic license revenue in the third quarter of 2013 was down 10% year over year (down 7% on a constant currency basis) and in the first nine months of 2013 was down 11% (down 9% on a constant currency basis). Servigistics license revenue was $4.5 million and $18.9 million in the third quarter and first nine months of 2013, respectively.
The amount of license revenue attributable to large transactions, and the number of such transactions, may vary significantly from quarter to quarter and by geographic region. We had one transaction with license revenue in excess of $5 million in both the third quarter of 2013 (in Japan) and the third quarter of 2012 (in Europe) and three of such transactions in both the first nine months of 2013 (two in Japan and one in the Americas) and the first nine months of 2012 (two in Europe and one in the Americas).
Foreign currency exchange rate movements impacted license revenue unfavorably by $3.1 million and $5.9 million in the third quarter and first nine months of 2013, respectively, compared to the third quarter and first nine months of 2012.
Service Revenue
Consulting and training services engagements typically result from sales of new licenses, particularly of our Extended PLM and SLM solutions. Year over year, service revenue for the third quarter and first nine months of 2013 was down overall and on an organic basis. Organic service revenue was down 16% (15% on a constant currency basis) and 14% (down 13% on a constant currency basis) for the third quarter and first nine months of 2013, respectively. Servigistics service revenue was $9.8 million and $26.9 million in the third quarter and first nine months of 2013, respectively. Year over year, our organic consulting service revenue, which primarily supports PTC Windchill implementations, was down 18% and 15% in the third quarter and first nine months of 2013, respectively. Year over year, our organic training business, which typically represents about 15% of our total service revenue, was down 3% in the third quarter of 2013 and flat in the first nine months of 2013. We attribute the declines in total service revenue and consulting service revenue to lower license revenue in recent quarters and to success we are having in expanding our service partner program. Our service partner program, under which service engagements are referred to third party service providers, is part of our overall margin expansion strategy. As our service partners increase their delivery capabilities and perform additional service engagements, we expect service revenue to decline as a percentage of total revenue, which we expect will contribute to overall operating margin improvements as service revenue has lower margins than license and support revenue.
Foreign currency exchange rate movements impacted consulting and training service revenue unfavorably by $1.0 million and $2.7 million in the third quarter and first nine months of 2013, respectively, compared to the third quarter and first nine months of 2012.
Support Revenue
Support revenue is comprised of contracts to maintain new and/or previously purchased software. We saw steady growth in support revenue in 2012 and in 2013. CAD and Extended PLM support seats increased 3% and 22%, respectively, as of the end of the third quarter of 2013 compared to the end of the third quarter of 2012. Organic support revenue increased 1% and 2% in the third quarter and first nine months of 2013, respectively (both periods were up 4% on a constant currency basis) compared to the third quarter and first nine months of 2012. Servigistics support revenue was $8.2 million and $22.2 million in the third quarter and first nine months of 2013, respectively.
Foreign currency exchange rate movements impacted support revenue unfavorably by $3.6 million and $8.5 million in the third quarter and first nine months of 2013, respectively, compared to the third quarter and first nine months of 2012.
Revenue from Individual Customers
We enter into customer contracts that may result in revenue being recognized over multiple reporting periods. Accordingly, revenue recognized in a current period may be attributable to contracts entered into during the current period or in prior periods. The table below shows license and/or service revenue of $1 million or more recognized from individual customers in a single quarter during the fiscal year from contracts entered into during that quarter and/or a prior quarter. The amount of revenue, particularly license revenue, attributable to such customers, and the number of such customers, may vary significantly from quarter to quarter based on customer purchasing decisions, the completion of large service engagements commenced in previous quarters and macroeconomic conditions.
For the third quarters of 2013 and 2012 there were 33 (14 in the Americas, 12 in Europe and 7 in Asia) and 34 (11 in the Americas, 11 in Europe and 12 in Asia) of these customers, respectively, with average revenue per customer of $2.1 million and $2.2 million, respectively.
Revenue from large customers in the third quarter of 2013 decreased 9% compared to the third quarter of 2012 and decreased 6% in the first nine months of 2013 compared to the first nine months of 2012. License revenue as a proportion of revenue from such customers was 47% and 44% in the third quarters of 2013 and 2012, respectively, and was 45% and 42% in the first nine months of 2013 and 2012, respectively.

	Three months ended		Nine months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(Dollar amounts in millions)
License and/or service revenue greater than $1 million from individual customers in a quarter	$68.3	$74.7	$188.0	$199.9
% of total license and service revenue	45%	47%	41%	42%
Revenue by Geographic Region

	Three months ended		Percent Change		Nine months ended		Percent Change
	June 29, 2013	June 30, 2012	Actual	Constant Currency	June 29, 2013	June 30, 2012	Actual	Constant Currency
	(Dollar amounts in millions)
Americas	$129.5	$112.7	15%	15%	$380.3	$339.7	12%	12%
Europe	$115.4	$120.2	(4)%	(4)%	$353.9	$369.2	(4)%	(3)%
Pacific Rim	$36.3	$43.6	(17)%	(17)%	$114.2	$118.2	(3)%	(4)%
Japan	$33.8	$34.5	(2)%	20%	$100.3	$103.4	(3)%	11%

	Three months ended		Nine months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Revenue by region as a % of total revenue:
Americas	41%	36%	40%	37%
Europe	37%	39%	37%	40%
Pacific Rim	12%	14%	12%	13%
Japan	11%	11%	11%	11%

Americas
The increase in revenue in the Americas in the third quarter of 2013 compared to the third quarter of 2012 consisted of an increase of 44% ($8.9 million) in license revenue, an increase of 14% ($8.5 million) in support revenue, and a decrease of 2% ($0.6 million) in service revenue. Revenue in the first nine months of 2013 compared to the first nine months of 2012 consisted of an increase of 13% ($9.6 million) in license revenue, an increase of 13% ($23.7 million) in support revenue and an increase of 8% ($7.3 million) in service revenue. In the third quarter of 2013 and first nine months of 2013, organic license revenue was up 22% and down 1%, respectively, and total organic revenue was down 1% and 2%, respectively. In the third quarter and first nine months of 2013, total revenue from Servigistics in the Americas was $17.8 million and $48.4 million, respectively. While the macroeconomic environment remains soft in the Americas, we are optimistic about the long-term outlook for this region.
Europe
Revenue in Europe in the third quarter of 2013 compared to the third quarter of 2012 consisted of a decrease in license revenue of 31% ($9.6 million), partially offset by an increase in support revenue of 5% ($3.4 million) and an increase in service revenue of 5% ($1.4 million). Revenue in the first nine months of 2013 compared to the the first nine months of 2012 consisted of a decrease in license revenue of 24% ($22.7 million) and a decrease in service revenue of 1% ($1.1 million), partially offset by an increase in support revenue of 5% ($8.5 million). In the third quarter and first nine months of 2013, total revenue in Europe from Servigistics was $2.7 million and $11.0 million, respectively. In the third quarter and first nine months of 2013, organic license revenue was down 31% and 29%, respectively, and total organic revenue was down 6% and 7%, respectively. We were expecting a decline in Europe on a year-over-year basis given strong comparative results in the first quarter of 2012; however, results were further impacted by the macroeconomic environment in Europe. Although the macroeconomic environment in Europe remains uncertain and revenue has been declining in this region, our revenue targets for the fourth quarter and fiscal 2013 reflect expected growth in the region in the fourth quarter of fiscal 2013.
Changes in foreign currency exchange rates, particularly the Euro, unfavorably impacted revenue in Europe by $0.2 million and $3.3 million in the third quarter and first nine months of 2013, respectively, as compared to the third quarter and first nine months of 2012.
Pacific Rim
The decrease in revenue in the Pacific Rim in the third quarter of 2013 compared to the third quarter of 2012 consisted primarily of a decrease of 30% ($7.1 million) in license revenue and a decrease of 19% ($1.7 million) in service revenue, partially offset by an increase of 13% ($1.4 million) in support revenue. The decrease in revenue in the Pacific Rim in the first nine months of 2013 compared to the first nine months of 2012 consisted of a decrease of 7% ($4.0 million) in license revenue and a decrease of 13% ($3.6 million) in service revenue, partially offset by an increase of 11% ($3.6 million) in support revenue. In the third quarter and first nine months of 2013, total revenue from Servigistics in the Pacific Rim was $0.2 million and $1.2 million, respectively.
Revenue from China has historically represented 6% to 7% of our total revenue. In the third quarter and first nine months of 2013, as compared to the third quarter and first nine months of 2012, revenue in China decreased 16% and 6%, respectively, and represented 5% of consolidated revenue in both periods.
Changes in foreign currency exchange rates impacted revenue in the Pacific Rim favorably by $0.3 million and $0.8 million in the third quarter and first nine months of 2013 as compared to the third quarter and first nine months of 2012.
Japan
Revenue in Japan in the third quarter and first nine months of 2013 was driven by revenue from large transactions offset by unfavorable currency movements. The decrease in revenue in Japan in the third quarter of 2013 compared to the third quarter of 2012 included an increase of 41% ($3.9 million), 76% on a constant currency basis, in license revenue, partially offset by a decrease of 24% ($1.3 million), 4% on a constant currency basis, in service revenue and a decrease of 16% ($3.2 million), an increase of 1% on a constant currency basis, in support revenue. The decrease in revenue in Japan in the first nine months of 2013 compared to the first nine months of 2012 included an increase of 33% ($8.1 million), 58% on a constant currency basis, in license revenue, offset by a decrease of 35% ($6.4 million), 25% on a constant currency basis, in service revenue, and a decrease of 8% ($4.8 million), an increase of 3% on a constant currency basis, in support revenue. In the third quarter and first nine months of 2013, total revenue in Japan from Servigistics was $1.8 million and $7.5 million, respectively. In the third quarter and first nine months of 2013, organic license revenue was up 39% and 20%, (up 74% and 43% on a constant currency basis) respectively, and total organic revenue was down 7% and 10% (up 14% and 3% on a constant currency basis), respectively.
Changes in the Yen to U.S. Dollar exchange rate unfavorably impacted revenue in Japan by $7.8 million and $14.6 million in the third quarter and first nine months of 2013, respectively, compared to the third quarter and first nine months of 2012.
Gross Margin

	Three months ended			Nine months ended
	June 29, 2013	June 30, 2012	Percent Change	June 29, 2013	June 30, 2012	Percent Change
	(Dollar amounts in millions)
Gross margin	$223.8	$218.1	3%	$667.2	$646.1	3%
Non-GAAP gross margin	231.1	224.3	3%	690.6	667.3	3%
Gross margin as a % of revenue:
License	89%	91%		90%	91%
Service	13%	12%		12%	10%
Support	88%	87%		88%	87%
Gross margin as a % of total revenue	71%	70%		70%	69%
Non-GAAP gross margin as a % of total revenue	73%	72%		73%	72%

Gross margin as a percentage of total revenue for the third quarter and first nine months of 2013 compared to the year-ago periods reflect higher support margins, primarily attributable to revenue growth, and higher service margins, partially offset by lower license margins primarily attributable to lower license revenue and higher amortization of acquired purchased software. License revenue, which generates the highest gross margins, was 25% of total revenue in the first nine months of 2013, compared to 27% in the first nine months of 2012. Service margins have been improving due in part to reducing the amount of direct services that we perform through expansion of our service partner program.

Costs and Expenses

	Three months ended			Nine months ended
	June 29, 2013	June 30, 2012	Percent Change	June 29, 2013	June 30, 2012	Percent Change
	(Dollar amounts in millions)
Costs and expenses:
Cost of license revenue	$8.4	$7.6	10%	$24.7	$23.1	7%
Cost of service revenue	62.9	65.7	(4)%	196.1	203.5	(4)%
Cost of support revenue	19.8	19.5	1%	60.7	57.7	5%
Sales and marketing	88.3	94.7	(7)%	269.9	283.4	(5)%
Research and development	53.8	53.3	1%	166.8	162.8	2%
General and administrative	28.8	29.9	(3)%	98.0	89.0	10%
Amortization of acquired intangible assets	6.5	5.1	28%	19.8	15.4	28%
Restructuring charges	3.1	4.1	(24)%	34.3	24.9	38%
Total costs and expenses (1)	$271.8	$279.9	(3)%	$870.4	$859.9	1%
Total headcount at end of period	5,987	5,907

(1)	On a constant currency basis, compared to the year-ago period, total costs and expenses for the third quarter and first nine months of 2013 decreased 2% and increased 2%, respectively.
Costs and expenses in the first nine months of 2013 compared to the first nine months of 2012 increased primarily as a result of:

•
restructuring charges of $34.3 million in the first nine months of 2013 compared to $24.9 million in the first nine months of 2012, primarily for severance and other related costs associated with approximately 350 employees notified of termination;

•	an increase of approximately 400 employees in connection with our acquisition of Servigistics on October 2, 2012;

•	company-wide merit pay increases effective on February 1, 2012 (approximately $11 million on an annualized basis), which resulted in an increase in salary expense across all functional organizations;

•	acquisition-related costs (included in general and administrative), which were $5.1 million higher in the first nine months of 2013; and

•	increased amortization of acquired intangible assets in connection with our acquisition of Servigistics.
These cost increases were partially offset by cost savings associated with restructuring actions in 2012 and the first nine months of 2013, which collectively resulted in the termination of approximately 560 employees and the favorable impact of foreign currency movements.
Costs and expenses in the third quarter of 2013 were lower primarily due to cost savings associated with restructuring actions and the favorable impact of foreign currency movements, partially offset by increased costs from the Servigistics acquisition.
Cost of License Revenue

	Three months ended			Nine months ended
	June 29, 2013	June 30, 2012	Percent Change	June 29, 2013	June 30, 2012	Percent Change
	(Dollar amounts in millions)
Cost of license revenue	$8.4	$7.6	10%	$24.7	$23.1	7%
% of total revenue	3%	2%		3%	2%
% of total license revenue	11%	9%		10%	9%

Our cost of license revenue consists of fixed and variable costs associated with reproducing and distributing software and documentation, as well as royalties paid to third parties for technology embedded in or licensed with our software products and amortization of intangible assets associated with acquired products. Cost of license revenue increased in the third quarter and first nine months of 2013 due in part to amortization of acquired purchased software, which was $0.7 million and $1.9 million higher than the third quarter and first nine months of 2012 as a result of the Servigistics acquisition. Cost of license revenue as a percent of license revenue can vary depending on product mix sold and the effect of fixed and variable royalties and the level of amortization of acquired software intangible assets.
Cost of Service Revenue

	Three months ended			Nine months ended
	June 29, 2013	June 30, 2012	Percent Change	June 29, 2013	June 30, 2012	Percent Change
	(Dollar amounts in millions)
Cost of service revenue	$62.9	$65.7	(4)%	$196.1	$203.5	(4)%
% of total revenue	20%	21%		21%	22%
% of total service revenue	87%	88%		88%	90%
Service headcount at end of period	1,364	1,347	1%

Our cost of service revenue includes costs such as salaries, benefits, and computer equipment and facilities for our training and consulting personnel, and third-party subcontractor fees.
In the third quarter and first nine months of 2013 compared to the third quarter and first nine months of 2012, total compensation, benefit costs and travel expenses were higher by 1% ($0.3 million) and lower by 2% ($2.1 million), respectively. Cost of service headcount at the end of the third quarter of 2013 included approximately 120 employees added from Servigistics. The cost of third-party consulting services was $2.7 million and $7.6 million lower in the third quarter and first nine months of 2013, respectively, compared to the third quarter and first nine months of 2012.
Cost of Support Revenue

	Three months ended			Nine months ended
	June 29, 2013	June 30, 2012	Percent Change	June 29, 2013	June 30, 2012	Percent Change
	(Dollar amounts in millions)
Cost of support revenue	$19.8	$19.5	1%	$60.7	$57.7	5%
% of total revenue	6%	6%		6%	6%
% of total support revenue	12%	13%		12%	13%
Support headcount at end of period	614	533	15%

Our cost of support revenue includes costs such as salaries, benefits, and computer equipment and facilities associated with customer support and the release of support updates (including related royalty costs).
In the third quarter and first nine months of 2013 compared to the third quarter and first nine months of 2012 total compensation, benefit costs and travel expenses were 7% ($0.9 million) and 6% ($2.6 million) higher, respectively, primarily due to increased headcount. Cost of support headcount at the end of the third quarter of 2013 included approximately 70 employees added from Servigistics.
Sales and Marketing

	Three months ended			Nine months ended
	June 29, 2013	June 30, 2012	Percent Change	June 29, 2013	June 30, 2012	Percent Change
	(Dollar amounts in millions)
Sales and marketing	$88.3	$94.7	(7)%	$269.9	$283.4	(5)%
% of total revenue	28%	30%		28%	30%
Sales and marketing headcount at end of period	1,419	1,500	(5)%

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. Our compensation, benefit costs and travel expenses were lower by an aggregate of 8% ($6.4 million) and 6% ($14.4 million) in the third quarter and first nine months of 2013, respectively, compared to the third quarter and first nine months of 2012, primarily due to lower headcount. Marketing program costs increased by $1.7 million in the first nine months of 2013 compared to the first nine months of 2012. Sales and marketing headcount at the end of the third quarter of 2013 included approximately 30 employees added from Servigistics.
Research and Development

	Three months ended			Nine months ended
	June 29, 2013	June 30, 2012	Percent Change	June 29, 2013	June 30, 2012	Percent Change
	(Dollar amounts in millions)
Research and development	$53.8	$53.3	1%	$166.8	$162.8	2%
% of total revenue	17%	17%		18%	18%
Research and development headcount at end of period	1,970	1,941	1%

Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Major research and development activities include developing new releases and updates of our software that enhance functionality and developing new products or features. Total compensation, benefit costs and travel expenses were higher by 1% ($0.4 million) and 2% ($2.5 million) in the third quarter and first nine months of 2013, respectively, compared to the third quarter and first nine months of 2012. Research and development headcount at the end of the third quarter of 2013 included approximately 130 employees added from Servigistics.
General and Administrative

	Three months ended			Nine months ended
	June 29, 2013	June 30, 2012	Percent Change	June 29, 2013	June 30, 2012	Percent Change
	(Dollar amounts in millions)
General and administrative	$28.8	$29.9	(3)%	$98.0	$89.0	10%
% of total revenue	9%	10%		10%	10%
General and administrative headcount at end of period	610	573	6%

Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources, legal and administrative functions, as well as acquisition-related charges, bad debt expense and outside professional services, including accounting and legal fees. Acquisition-related costs were $0.9 million and $0.0 million for the third quarters of 2013 and 2012, respectively, and $7.6 million and $2.5 million in the first nine months of 2013 and 2012, respectively, and include charges related to acquisition integration activities (e.g., severance and professional fees). Total compensation, benefit costs and travel costs were 5% ($1.2 million) lower in the third quarter of 2013 and 2% ($1.2 million) higher in the first nine months of 2013, compared to the third quarter and first nine months of 2012 due to increased headcount, offset by lower stock-based compensation.
Amortization of Acquired Intangible Assets

	Three months ended			Nine months ended
	June 29, 2013	June 30, 2012	Percent Change	June 29, 2013	June 30, 2012	Percent Change
	(Dollar amounts in millions)
Amortization of acquired intangible assets	$6.5	$5.1	28%	$19.8	$15.4	28%
% of total revenue	2%	2%		2%	2%

Amortization of acquired intangible assets reflects the amortization of acquired non-product related intangible assets, primarily customer and trademark-related intangible assets, recorded in connection with completed acquisitions. The increase in amortization of acquired intangible assets in the third quarter and first nine months of 2013 was primarily due to our acquisition of Servigistics.
Restructuring charges

	Three months ended			Nine months ended
	June 29, 2013	June 30, 2012	Percent Change	June 29, 2013	June 30, 2012	Percent Change
	(Dollar amounts in millions)
Restructuring charges	$3.1	$4.1	(24)%	$34.3	$24.9	38%

In the third quarter and first nine months of 2012, we implemented restructurings of our business and recorded restructuring charges of $4.1 million and $24.9 million, respectively. The restructuring charges included $4.5 million and $24.5 million for severance and related costs associated with 41 and 168 employees notified of termination during the third quarter and second quarter of 2012, respectively.
In the third quarter and first nine months of 2013, as part of our continued strategy to reduce costs and to realign our business, we implemented restructuring actions and recorded restructuring charges of $3.1 million and $34.3 million, respectively, primarily for severance and related costs associated with 63 and 351 employees notified of termination during the third quarter and first nine months of 2013, respectively. The restructuring charges also included $1.4 million related to facility consolidations in the second quarter of 2013. Approximately half of the employees terminated in the third quarter will continue to work for PTC through the fourth quarter.  Severance costs for these employees are being recorded over their remaining service period and will result in restructuring charges of approximately $1 million in the fourth quarter.
The 2013 restructuring actions will result in cash expenditures of approximately $32 million during 2013, $27 million of which was paid in the first nine months of 2013. We expect estimated cost savings of the 2013 restructuring actions of approximately $10 million per quarter when fully realized.
Interest and Other Income (Expense), net

	Three months ended		Nine months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(in millions)
Interest income	$0.7	$0.7	$2.2	$2.3
Interest expense	(1.7)	(1.0)	(5.5)	(3.4)
Other income (expense), net	4.2	—	2.8	(4.8)
Total interest and other income (expense), net	$3.2	$(0.3)	$(0.5)	$(5.9)

Interest and other income (expense), net includes interest income, interest expense, costs of hedging contracts, certain realized and unrealized foreign currency transaction gains or losses and exchange gains or losses resulting from the required period-end currency remeasurement of the financial statements of our subsidiaries that use the U.S. Dollar as their functional currency. A large portion of our revenue and expenses is transacted in foreign currencies. To reduce our exposure to fluctuations in foreign exchange rates, we engage in hedging transactions involving the use of foreign currency forward contracts, primarily in the Euro and Canadian Dollar. The increase in interest expense in the third quarter and first nine months of 2013 compared to the prior year periods is due to amounts outstanding under our credit facility. We borrowed $230 million under our credit facility in September 2012 in connection with our acquisition of Servigistics. We had $268 million outstanding under the facility at June 29, 2013 compared to $140 million at June 30, 2012. The change in other income (expense), net in the third quarter and first nine months of 2013, compared to the prior year periods, was due primarily to a legal settlement gain of $5.1 million recorded in the third quarter of 2013 and foreign currency net losses which were $3.4 million lower in the first nine months of 2013.
Income Taxes

	Three months ended		Nine months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(Dollar amounts in millions)
Pre-tax income	$46.4	$30.8	$77.8	$64.6
Tax (benefit) provision	11.9	7.9	(9.5)	16.0
Effective income tax rate	26%	26%	(12)%	25%

In the third quarter and first nine months of 2013, as well as the first nine months of 2012, our effective tax rate was lower than the 35% statutory federal income tax rate due to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate. For the first nine months of 2013, the lower effective rate was primarily due to the reversal of a portion of the valuation allowance against our U.S. deferred tax assets described below. Our tax provision for the third quarter and tax benefit for the first nine months of 2013 do not include a tax benefit on our forecast 2013 U.S. loss as it is offset by a valuation allowance. A discrete benefit of $1.6 million was recorded in the third quarter as a result of the conclusion of tax audits in several jurisdictions. In the first nine months of 2013, we recorded a $2.0 million tax benefit related to research and development (R&D) tax credits in the U.S triggered by a retroactive extension of the R&D credit enacted in the second quarter and a $3.2 million tax benefit related to final resolution of a long standing tax litigation and completion of a tax audit. The third quarter and first nine months of 2012 provision included a discrete non-cash tax charge of $4.2 million due to the restructuring of our Canadian operations that resulted in a change in the tax status of the foreign legal entity. Additionally, the provision for the first nine months of 2012 reflected the expiration on December 31, 2011 of the R&D tax credit in the U.S. and a discrete non-cash charge of $1.5 million related to the impact of a Japanese legislative change enacted in the first quarter of 2012 on our Japan entity's deferred tax assets.
In the fourth quarter of 2012, we recorded a $124.5 million non-cash charge to the income tax provision to establish a valuation allowance against all of our U.S. deferred tax assets, which were net of approximately $28 million of U.S. deferred tax liabilities. In the first quarter of 2013, our acquisition of Servigistics, Inc. was accounted for as a business combination. Assets acquired, including the fair values of acquired tangible assets, intangible assets (including finite-lived acquired intangible assets totaling $118.3 million) and assumed liabilities were recorded and we recorded net deferred tax liabilities of $35.6 million primarily related to the tax effect of the acquired intangible assets that are not deductible for income tax purposes. These net deferred tax liabilities reduced our net deferred tax asset balance and resulted in a tax benefit of $32.6 million to decrease our valuation allowance in jurisdictions where we have recorded a valuation allowance (primarily the U.S.). As this decrease in the valuation allowance was not part of the accounting for the business combination (the fair value of the assets acquired and liabilities assumed), it was recorded as an income tax benefit.
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
Income and Margins; Earnings per Share
As shown in the table below, our operating income and operating margins in the third quarter and first nine months of 2013 increased compared to the 2012 year-ago periods, primarily due to higher revenue and improved operating margins described in Revenue and Costs and Expenses above.
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
The non-GAAP measures exclude fair value adjustments related to acquired deferred support revenue, stock-based compensation expense, amortization of acquired intangible assets expense, acquisition-related charges, restructuring charges, identified discrete charges included in non-operating other income (expense), net and the related tax effects of the preceding items, and any other identified tax items. These items are normally included in the comparable measures calculated and presented in accordance with GAAP. Our management excludes these items when evaluating our ongoing performance and/or predicting our earnings trends, and therefore excludes them when presenting non-GAAP financial measures. Management uses, and investors should consider, non-GAAP measures in conjunction with our GAAP results.
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
Acquisition-related charges are costs that are included in general and administrative expenses and include direct costs of potential and completed acquisitions and expenses related to acquisition integration activities, including transaction fees, due diligence costs, severance and professional fees. These costs are not considered part of our normal operations as the occurrence and amount will vary depending on the timing and size of acquisitions and the level of integration activity undertaken.
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

The following tables reconcile each of these non-GAAP measures to its most closely comparable GAAP measure on our financial statements.

	Three months ended		Nine months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(in millions, except per share amounts)
GAAP revenue	$315.0	$311.0	$948.7	$930.4
Fair value of acquired deferred support revenue	0.5	0.2	2.7	2.5
Non-GAAP revenue	$315.5	$311.2	$951.4	$932.9

GAAP gross margin	$223.8	$218.1	$667.2	$646.1
Fair value of acquired deferred support revenue	0.5	0.2	2.7	2.5
Stock-based compensation	2.1	2.1	6.8	6.8
Amortization of acquired intangible assets included in cost of license revenue	4.6	3.9	13.9	12.0
Non-GAAP gross margin	$231.1	$224.3	$690.6	$667.3

GAAP operating income	$43.2	$31.1	$78.3	$70.5
Fair value of acquired deferred support revenue	0.5	0.2	2.7	2.5
Stock-based compensation	11.2	13.3	34.9	39.4
Amortization of acquired intangible assets included in cost of license revenue	4.6	3.9	13.9	12.0
Amortization of acquired intangible assets	6.5	5.1	19.8	15.4
Acquisition-related charges included in general and administrative expenses	0.9	—	7.6	2.5
Restructuring charges	3.1	4.1	34.3	24.9
Non-GAAP operating income	$70.1	$57.8	$191.6	$167.2

GAAP net income	$34.5	$22.9	$87.3	$48.6
Fair value of acquired deferred support revenue	0.5	0.2	2.7	2.5
Stock-based compensation	11.2	13.3	34.9	39.4
Amortization of acquired intangible assets included in cost of license revenue	4.6	3.9	13.9	12.0
Amortization of acquired intangible assets	6.5	5.1	19.8	15.4
Acquisition-related charges included in general and administrative expenses	0.9	—	7.6	2.5
Restructuring charges	3.1	4.1	34.3	24.9
Non-operating one-time (gain) loss (1)	(5.1)	—	(5.1)	0.8
Income tax adjustments (2)	(2.3)	(5.3)	(47.8)	(23.4)
Non-GAAP net income	$53.9	$44.3	$147.6	$122.7
GAAP diluted earnings per share	$0.29	$0.19	$0.72	$0.40
Fair value of acquired deferred support revenue	—	—	0.02	0.02
Stock-based compensation	0.09	0.11	0.29	0.33
Amortization of acquired intangible assets	0.09	0.07	0.28	0.23
Acquisition-related charges	0.01	—	0.06	0.02
Restructuring charges	0.03	0.03	0.28	0.21
Non-operating one-time (gain) loss (1)	(0.04)	—	(0.04)	0.01
Income tax adjustments (2)	(0.02)	(0.04)	(0.39)	(0.19)
Non-GAAP diluted earnings per share	$0.45	$0.37	$1.22	$1.01

Operating margin impact of non-GAAP adjustments:

	Three months ended		Nine months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
GAAP operating margin	13.7%	10.0%	8.3%	7.6%
Fair value of deferred support revenue	0.2%	0.1%	0.3%	0.3%
Stock-based compensation	3.5%	4.3%	3.7%	4.2%
Amortization of acquired intangibles	3.5%	2.9%	3.5%	2.9%
Acquisition-related charges	0.3%	—%	0.8%	0.3%
Restructuring charges	1.0%	1.3%	3.6%	2.7%
Non-GAAP operating margin	22.2%	18.6%	20.1%	17.9%

(1)
Other income (expense) net includes a legal settlement gain of $5.1 million recorded in the third quarter of 2013 and foreign currency transaction losses of $0.8 million related to legal entity mergers completed during the first quarter of 2012, which were both excluded from non-GAAP income.

(2)
Income tax adjustments reflect the tax effects of non-GAAP adjustments for the three and nine months ended June 29, 2013 and June 30, 2012, which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above, as well as identified tax items. In the fourth quarter of 2012, a valuation allowance was established against our U.S. net deferred tax assets. As the U.S. is profitable on a non-GAAP basis, the 2013 non-GAAP tax provision is being calculated assuming there is no U.S. valuation allowance and, as a result, an income tax benefit of $7.6 million and $17.9 million is included for the three and nine months ended June 29, 2013, respectively. The nine months ended June 29, 2013 non-GAAP tax provision excludes tax benefits of $3.2 million relating to final resolution of a long standing tax litigation and completion of an international jurisdiction tax audit recorded in the second quarter and a one-time non-cash tax benefit of $32.6 million related to the release of a portion of the valuation allowance as a result of deferred tax liabilities established in accounting for the acquisition of Servigistics recorded in the first quarter. The three and nine months ended June 30, 2012 non-GAAP tax provision exclude a one-time non-cash charge, net, of $3.3 million primarily related to acquired legal entity integration activities recorded in the third quarter. In addition, the nine months ended June 30, 2012 excludes a one-time non-cash tax charge of $1.4 million related to the impact from a reduction in the statutory tax rate in Japan on deferred tax assets from a litigation settlement recorded in the first quarter.

Liquidity and Capital Resources

	June 29, 2013	June 30, 2012
	(in thousands)
Cash and cash equivalents	$257,031	$238,047
Amounts below are for the nine months ended:
Cash provided by operating activities	$181,022	$197,044
Cash used by investing activities	(239,945)	(23,676)
Cash used by financing activities	(168,178)	(100,078)

Cash and cash equivalents
We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. Cash and cash equivalents include highly liquid investments with original maturities of three months or less. At June 29, 2013, cash and cash equivalents totaled $257.0 million, down from $489.5 million at September 30, 2012, due primarily to $220.8 million of cash previously borrowed under our credit facility used to acquire Servigistics, $101.9 million used to repay a portion of amounts outstanding under our credit facility, $54.9 million used to repurchase shares of our common stock, $19.1 million used for capital expenditures and $15.0 million of payments of withholding taxes in connection with vesting of stock-based awards, partially offset by $181.0 million of cash provided by operating activities in the first nine months of 2013.
Cash provided by operating activities
Cash provided by operating activities was $181.0 million in the first nine months of 2013, compared to $197.0 million in the first nine months of 2012. Cash provided by operations was lower in part because we made $31 million of restructuring payments in the first nine months of 2013 compared to $15 million in the first nine months of 2012; $7 million of payments to satisfy compensation-related accruals assumed from Servigistics and $8 million in acquisition-related cost payments in the first nine months of 2013 compared to $3 million in the first nine months of 2012. Accounts receivable days sales outstanding was 58 days at the end of the third quarter of 2013 compared to 61 days as of September 30, 2012 and 59 days at the end of the third quarter of 2012. We periodically transfer future payments under customer contracts to third-party financial institutions on a non-recourse basis. We sold $9 million of receivables in the first nine months of 2013 compared to $2 million in the first nine months of June 30, 2012.
Cash used by investing activities

	Nine months ended
	June 29, 2013	June 30, 2012
	(in thousands)
Cash used by investing activities included the following:
Acquisitions of businesses, net of cash acquired	$(220,817)	$(1,170)
Additions to property and equipment	(19,128)	(22,506)
	$(239,945)	$(23,676)

In the first quarter of 2013, we acquired Servigistics, Inc. for $220.8 million (including a $1.6 million purchase price adjustment received from the sellers in the third quarter of 2013) as described in Note 6. Acquisitions in the Notes to Consolidated Financial Statements of this Form 10-Q. In the first nine months of 2012, we paid $1.2 million of contingent purchase price price related to our acquisition of 4CS. Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements.
Cash used by financing activities

	Nine months ended
	June 29, 2013	June 30, 2012
	(in thousands)
Cash used by financing activities included the following:
Net repayments of borrowings under credit facility	$(101,875)	$(60,000)
Repurchases of common stock	(54,912)	(34,953)
Payments of withholding taxes in connection with vesting of stock-based awards	(14,974)	(20,893)
Proceeds from issuance of common stock	3,412	15,315
Excess tax benefits from stock-based awards	171	453
	$(168,178)	$(100,078)

In the first nine months of 2013, we repurchased 2.3 million shares of our common stock under our repurchase program. Proceeds from the issuance of common stock relate to stock option exercises. Such proceeds were lower in the first nine months of 2013 as there were fewer option exercises. Proceeds from option exercises will continue to decrease relative to prior years as we have not granted stock options as a form of equity incentive compensation since 2004 and there were only 0.2 million options outstanding at the end of the third quarter of 2013. In the first quarter of 2012, we borrowed $40 million under our credit facility for short-term cash requirements, including the payment of fiscal 2011 incentive compensation, which we repaid prior to the end of that quarter.
Credit Facility
In August 2012, we entered into a multi-currency credit facility with a syndicate of ten banks for which JPMorgan Chase Bank, N.A. acts as Administrative Agent. The credit facility replaced a revolving credit facility with the same banks entered into in August 2010. We expect to use the credit facility for general corporate purposes, including acquisitions of businesses and working capital requirements. The credit facility consists of a $150 million term loan and a $300 million revolving loan commitment, and may be increased by an additional $150 million (in the form of revolving loans or term loans, or a combination thereof) if the existing or additional lenders are willing to make such increased commitments. The revolving loan commitment does not require amortization of principal. The term loan requires repayment of principal at the end of each calendar quarter. The revolving loan and term loan may be repaid in whole or in part prior to the scheduled maturity dates at PTC's option without penalty or premium. The credit facility matures on August 16, 2017, when all amounts outstanding will be due and payable in full. We are required to make principal payments under the term loan of $1.9 million, $15.0 million, $15.0 million, $22.5 million and $90.0 million in the remainder of 2013, 2014, 2015, 2016 and 2017, respectively.
As of June 29, 2013, the balance outstanding under the credit facility was $268.1 million.
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

As of June 29, 2013, our leverage ratio was 0.99 to 1.00 and our fixed charge coverage ratio was 19.62 to 1.00. We were in compliance with all financial and operating covenants of the credit facility as of June 29, 2013.
For a description of additional terms and conditions of the credit facility, including limitations on our ability to undertake certain actions, see Note 12. Long Term Debt in the Notes to Consolidated Financial Statements of this Form 10-Q.
Share Repurchases
Our Board of Directors has periodically authorized us to repurchase shares of our common stock. We are currently authorized to repurchase up to $100 million worth of shares with cash from operations in the period October 1, 2012 through September 30, 2013. In the first nine month of 2013, we repurchased 2.3 million shares at a cost of $54.9 million. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued. Future repurchases of shares will reduce our cash balances.
Future Expectations
We believe that existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements through at least the next twelve months and to meet our known long-term capital requirements. In addition, we expect to use available cash flow from operations to make repayments under our credit facility and to repurchase shares of our common stock. Capital expenditures are currently anticipated to be approximately $10 million in the fourth quarter of fiscal 2013.
We have evaluated, and expect to continue to evaluate, possible strategic transactions on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible strategic transactions, such as the acquisition of Enigma Information Systems Ltd. for a purchase price of less than $10 million that we closed in the fourth quarter. Our expected uses of cash could change, our cash position could be reduced and we may incur additional debt obligations to the extent we complete any significant acquisitions.
At June 29, 2013, we had cash and cash equivalents of $38.5 million in the United States, $109.6 million in Europe, $68.4 million in the Pacific Rim (including India), $21.1 million in Japan and $19.4 million in other non-U.S. countries. As of June 29, 2013 we had an outstanding intercompany loan receivable of $173.4 million, primarily resulting from our business reorganizations described in Note G Income Taxes in the Notes to Consolidated Financial Statements of our 2012 Annual Report on Form 10-K, owed to the U.S. from our top tier foreign subsidiary. This amount can be repaid with cash generated by our foreign subsidiaries and repatriated to the U.S. without future tax cost.

Critical Accounting Policies and Estimates
The financial information included in Item 1 reflects no material changes in our critical accounting policies and estimates as set forth under the heading Critical Accounting Policies and Estimates in Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2012 Annual Report on Form 10-K. We did not make any changes to these policies or to these estimates during the quarter ended June 29, 2013.
As of June 29, 2013 and September 30, 2012, goodwill and acquired intangible assets in the aggregate attributable to our software products reportable segment were $970.7 million and $768.1 million, respectively, and attributable to our services reportable segment were $42.9 million and $28.1 million, respectively. We test goodwill for impairment in the third quarter of our fiscal year, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting segment below its carrying value. Acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.
We completed our annual goodwill impairment review as of June 29, 2013 based on a qualitative assessment. Our qualitative assessment included company specific (financial performance and long-range plans), industry, and macroeconomic factors, as well as a sensitivity analysis of key model assumptions and consideration of the fair value of each reporting unit, which was approximately double its carrying value or higher, at the last valuation date. Based on our qualitative assessment, we believe it is more likely than not that the fair values of our reporting units exceed their carrying values and no further impairment testing is required.

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
We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 29, 2013.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 29, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below shows the shares of our common stock we repurchased in the third quarter of 2013.
ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 31 - April 27, 2013	—	$—	—	$65,052,415(2)
April 28 - May 25, 2013	120,135	$24.61	120,135	$62,096,415(2)
May 26 - June 29, 2013	685,865	$24.80	685,865	$45,087,499(2)
Total	806,000	$24.77	806,000	$45,087,499(2)

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

101
The following materials from PTC Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 29, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 29, 2013 and September 30, 2012; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended June 29, 2013 and June 30, 2012; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended June 29, 2013 and June 30, 2012; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended June 29, 2013 and June 30, 2012; and (v) Notes to Condensed Consolidated Financial Statements.

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

Date: August 7, 2013