Form 10-K
period 2013-09-30
PTC INC.
filed 2013-11-22
CIK 857005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: September 30, 2013
Commission File Number: 0-18059

PTC Inc.
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES  ☐    NO  ☑
The aggregate market value of our voting stock held by non-affiliates was approximately $3,018,836,651 on March 30, 2013 based on the last reported sale price of our common stock on the Nasdaq Global Select Market on March 28, 2013. There were 119,585,470 shares of our common stock outstanding on that day and 119,494,574 shares of our common stock outstanding on November 18, 2013.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement in connection with the 2014 Annual Meeting of Stockholders (2014 Proxy Statement) are incorporated by reference into Part III.

PTC Inc.
ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR 2013

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
PTC Inc. develops and delivers technology solutions, comprised of software and services, that transform the way our customers create and service their products. Our solutions help our customers in discrete manufacturing organizations optimize the activities within individual business functions, including engineering, supply chain, manufacturing and service, and coordinate these processes across the enterprise to create product and service advantage.
Our solutions and software products address the challenges our customers face in the following areas:
Computer-Aided Design (CAD)
Effective and collaborative product design across the globe.
Product Lifecycle Management (PLM)
Management of product development from concept to retirement across the globe.
Application Lifecycle Management (ALM)
Management of global software development.
Supply Chain Management (SCM)
Management and optimization of global supply chains.
Service Lifecycle Management (SLM)
Delivery and capture of product intelligence at the point of service.
2013 Business Developments
In 2013, we expanded our technology solution portfolio through the acquisitions of Servigistics, Inc., Enigma Information Systems Ltd. and NetIDEAS, Inc. Servigistics and Enigma significantly expanded our SLM solutions suite and accelerated our ability to help our discrete manufacturing customers transform their service strategies and operations. NetIDEAS was a leading provider of software hosting and technical consulting services in the areas of product development and PLM. The acquisition of NetIDEAS enables us to expand our product deployment offerings to better serve our customers. We also expanded our services partner program as part of our strategy to shift more services business to those partners, enabling us to focus on delivering high-value services to our customers.
Our Markets
The markets we serve present different growth opportunities for us. We believe the PLM, ALM, SCM and SLM markets present the greatest opportunities for revenue growth and revenue from these markets will constitute an increasingly greater proportion of our revenue over time. We believe the market for CAD among small- and medium-size businesses also provides an opportunity for growth. Conversely, the market for CAD among large businesses is highly penetrated and presents a lower growth opportunity for us.
Our Principal Products and Services
We generate revenue through the sale of software licenses, support (which includes technical support and software updates), and services (which include implementation services). We report revenue by line of business (license, service and support), by geographic region, and by product (CAD, Extended PLM and SLM).
CAD

Our CAD products enable users to create conceptual and detailed designs, analyze designs, perform engineering calculations and leverage the information created downsteam. Our principal CAD products are described below.
PTC Creo® is an interoperable suite of product design software that provides a scalable set of packages for design engineers and that are optimized to meet a variety of specialized needs. PTC Creo provides capabilities for design flexibility, advanced assembly design, piping and cabling design, advanced surfacing, comprehensive virtual prototyping and other essential design functions.
PTC Mathcad® is industry-leading software for solving, analyzing and sharing vital engineering calculations. PTC Mathcad combines the ease and familiarity of an engineering notebook with the powerful features of a dedicated engineering calculations application.
Extended PLM

Extended PLM includes our PLM, ALM and SCM products.
PLM: Our PLM products address common challenges that companies, particularly manufacturing companies, face over the life of the product, from concept to retirement. These software products help customers manage product configuration information through each stage of the product lifecycle, communicate and collaborate with the extended enterprise, and manage change. Our principal PLM products are described below.
PTC Windchill® is production-proven PLM software that offers complete lifecycle intelligence - from design to service. PTC Windchill offers a single source of truth for all phases of the product lifecycle to help companies streamline enterprise-wide communication and make informed decisions.
PTC Creo® View™ enables enterprise-wide visualization, verification, annotation and automated comparison of a wide variety of product development data formats, including CAD (2D and 3D), ECAD, and documents. PTC Creo View provides lightweight access to designs and related data without requiring the original authoring tool.
ALM: Our ALM products are designed for discrete manufacturers where coordination and collaboration between software and hardware teams is critical to understand product release readiness, support variant complexity, automate development processes, ensure complete lifecycle traceability and manage change. Our ALM products enable companies to accelerate innovation of software intensive products. Our principal ALM product is PTC Integrity™.
PTC Integrity™ enables users to manage system models, software configurations, test plans and defects. With PTC Integrity, engineering teams can improve productivity and quality, streamline compliance, and gain complete product visibility, and ultimately drive more innovative products into the market.
SCM: Our SCM products allow manufacturers to collaborate across product development, the supply chain, sourcing and procurement, so they can identify an optimal set of parts, materials and suppliers. SCM accelerates the sourcing process through an automated process with detailed cost modeling and provides visibility into supply chain risk information to balance cost, quality and compliance. Our principal SCM products are described below.
PTC Windchill® FlexPLM® is designed specifically for manufacturers in the Consumer Products and Retail, Footwear and Apparel industries.  PTC Windchill FlexPLM addresses both industry-specific challenges and everyday business pressures. It offers a high-performance, internet-based platform to bring together globally distributed teams. Plus, it provides line planning, specification management, merchandizing, and other essential PLM capabilities for managing a company’s complete assortment of products.
PTC Windchill Product Analytics is a suite of products that enable manufacturers to assess product compliance, performance and risk early in the innovation process and throughout the product lifecycle. It helps engineers ensure that products meet performance targets at launch, including cost, weight, compliance, and more.
SLM
Our SLM products help manufacturers and their service providers to improve service efficiency and quality.  These include capabilities to support product service and maintenance requirements, service information delivery, service parts planning and optimization, service knowledge management, field service ticketing and scheduling, warranty and contract management, and service analytics. Our principal SLM products are described below.
PTC Servigistics® is a suite of software comprised of products from our recent acquisition of Servigistics, 4CS and Enigma and new PTC organically developed products specialized for service. Together they provide comprehensive SLM software that integrates service planning, delivery and analysis to optimize service outcomes. PTC Servigistics products enable a systematic approach to service lifecycle management providing a single view of service throughout the service network for continuous product and service improvement to ensure customer satisfaction.
PTC Arbortext® is an enterprise software suite for manufacturers to create, illustrate, manage and publish technical and service parts information to improve the operation, maintenance, service and upgrade of equipment throughout its lifecycle.  These products are available in stand-alone configurations as well as integrated with PTC Windchill Service Information Manager and PTC Creo Illustrate to deliver dynamic, product-centric service and parts information.
PTC Global Support
We offer global support plans for our software products. Participating customers receive updates that we make generally available to our support customers and also have direct access to our global technical support team of certified engineers for issue resolution. We also provide self-service support tools that allow our customers access to extensive technical support information.
PTC Global Services
We offer consulting, implementation and training services through our Global Services Organization, with over 1,300 professionals worldwide, as well as through third-party resellers and other strategic partners. Our services create value by helping customers improve product development performance through technology enabled process improvement and multiple deployment paths.
Geographic and Segment Information
We have two reportable segments: Software Products, which includes license and related support revenue for all our products except training-related products, and Services, which includes consulting, implementation, training and license and support revenue for computer-based training products. Financial information about our international and domestic operations, including by segment, may be found in Note N of “Notes to Consolidated Financial Statements,” which information is incorporated herein by reference.
Research and Development
We invest heavily in research and development to improve the quality and expand the functionality of our products. Approximately one third of our employees are dedicated to research and development initiatives, conducted primarily in the United States, Israel and India.
Our research and development expenses were $221.9 million in 2013, $215.0 million in 2012 and $211.4 million in 2011. Additional information about our research and development expenditures may be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Costs and Expenses-Research and Development.”
Sales and Marketing
We derive most of our revenue from products and services sold directly by our sales force to end-user customers. Approximately 20% to 25% of our products and services are sold through third-party resellers and other strategic partners. Our sales force focuses on large accounts, while our reseller channel provides a cost-effective means of covering the small- and medium-size business market. Our strategic services partners provide service offerings to help customers implement our product offerings.
Competition
We compete with technology providers who target discrete manufacturers in the following markets: product lifecycle management (PLM), application lifecycle management (ALM), CAD (computer aided design, manufacturing and engineering), supply chain management (SCM) and service lifecycle management (SLM). We compete with a number of companies that offer solutions that address one or more specific functional areas covered by our solutions, including Dassault Systèmes SA and Siemens AG for traditional CAD solutions, PLM solutions, manufacturing planning solutions and visualization and digital mock-up solutions; Oracle Corporation and SAP AG for PLM solutions, SCM solutions and SLM solutions; and IBM Corporation for ALM solutions. We believe our products are more specifically targeted toward the business process challenges of manufacturing companies and offer broader and deeper functionality for those processes than ERP-based solutions. We also compete in the CAD market with design products such as Autodesk, Inc.'s Inventor, Siemens AG's Solid Edge and Dassault Systemes SA's SolidWorks for sales to smaller manufacturing customers.

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
Employees
As of September 30, 2013, we had 6,000 employees, including 2,001 in product development; 2,001 in customer support, training and consulting; 1,362 in sales and marketing; and 636 in general and administration and product distribution. Of these employees, 2,171 were located in the United States and 3,829 were located outside the United States.
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

•	a significant percentage of our revenue comes from transactions with large customers, which tend to have long lead times that are less predictable;

•
our operating expenses are largely fixed in the short term and are based on expected revenues and any failure to achieve our revenue targets could cause us to fall short of our earnings targets as well;

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
Our long range financial targets are predicated on revenue growth and operating margin improvements that we may fail to achieve, which could reduce our expected earnings and cause us to fail to meet the expectations of analysts or investors and cause our stock price to decline.
We are projecting revenue growth and operating margin improvements in our long range plan through 2017. Our revenue projections include our expectations regarding revenue growth from sales of our CAD, Extended PLM and SLM products and acquired products.  We expect revenue growth from our Extended PLM and SLM products will exceed revenue growth from our CAD products (which comprised 40% of our revenue in 2013 and the market for which is mature). We may not achieve planned revenue growth if the markets we serve do not grow at expected rates, if we are not able to deliver solutions desired by customers and potential customers, and/or if acquired businesses do not generate the revenue growth that we expect.
We are projecting operating margin improvements predicated on service margin improvements, operating leverage as revenue increases, and improved operating efficiencies, particularly within our sales organization. Services margins are significantly lower than license and support margins. Future projected improvements in our operating margin as a percent of revenue are based in part on our ability to improve services margins by reducing the amount of direct services that we perform through expansion of our service partner program, and improving the profitability of services that we perform. If our services revenue increases as a percentage of total revenue and/or if we are unable to improve our services margins, our overall operating margin may not increase to the levels we expect or may decrease. Additionally, if we do not achieve lower sales and marketing expenses as a percentage of revenue through productivity initiatives, we may not achieve our operating margin targets. If operating margins do not improve, our earnings could be adversely affected and our stock price could decline.
Economic weakness in the United States and globally may adversely affect our business.
The past five years have been characterized by weak global economic conditions, tight credit markets, reduced liquidity, and extreme volatility in many financial markets. We experienced a significant decline in revenue in 2009 in all geographic regions in which we operate as customers reduced or deferred purchases of our products and services. Although revenue increased year over year in each of 2010, 2011, 2012 and 2013 (some of which was attributable to acquisitions), the economic environment remains uncertain. If the economic environment does not improve or deteriorates, our business may be unfavorably impacted.
We depend on sales within the discrete manufacturing sector and our revenue has in recent quarters been, and is likely to continue to be, adversely affected if manufacturing activity continues to slow.
A large amount of our revenue is related to sales to customers in the discrete manufacturing sector. We have seen a decline in manufacturing activity and corresponding decreases in spending by customers, which has adversely affected our revenue and may continue to do so until conditions improve.

A significant portion of our revenue is generated from support contracts; decreases in support renewal rates, or a decrease in the number of new licenses we sell, would negatively impact our future support revenue and operating results.
A substantial portion of our revenue is derived from support contracts. These contracts are generally renewed on an annual basis and typically have a high rate of customer renewal. In addition to the recurring revenue base associated with these contracts, a majority of customers purchasing new perpetual licenses also purchase related annual support contracts. If the rate of renewal for these contracts, or the sale of new licenses decreases, our support revenue growth and profitability will be adversely affected.
We face significant competition, which may reduce our profits and limit or reduce our market share.
The market for product development solutions is rapidly changing and very competitive and there has been a trend in industry consolidation among technology companies. This competition could result in price reductions for our products and services, reduced margins, loss of customers and loss of market share. Our primary competition comes from:

•	larger companies that offer PLM, SLM, SCM, CAD and/or ALM solutions;

•
larger, more well-known enterprise software providers who have extended, or may seek to extend, the functionality of their products to encompass PLM or who may develop and/or purchase PLM technology; and

•	other vendors of various CAD, PLM, SLM, ALM and SCM point solutions.
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
A breach of security in our products or computer systems may compromise the integrity of our products, harm our reputation, create additional liability and adversely impact our financial results.
We make significant efforts to maintain the security and integrity of our products, source code and computer systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If the security and integrity of our products or systems are breached, our products could cease to function properly; sensitive, proprietary or confidential information of our customers or ours could be accessed without authorization; and other destructive outcomes could occur. If any of these events were to occur, our reputation could be harmed, customers could stop buying our products, we could face lawsuits and potential liability, and our financial results could be negatively impacted.
Businesses we acquire may not generate the revenue and earnings we anticipated and may otherwise adversely affect our business.
We have acquired, and intend to continue to acquire, new businesses and technologies. If we fail to successfully integrate and manage the businesses and technologies we acquire, or if an acquisition does not further our business strategy as we expected, our operating results may be adversely affected.

Moreover, business combinations also involve a number of risks and uncertainties that can adversely affect our operations and operating results, including:

•
difficulties managing an acquired company’s technologies or lines of business or entering new markets where we have limited or no prior experience or where competitors may have stronger market positions;

•	unanticipated operating difficulties in connection with the acquired entities, including potential declines in revenue of the acquired entity;

•
failure to achieve the expected return on our investments which could adversely affect our business or operating results and potentially cause impairment to assets that we recorded as a part of an acquisition including intangible assets and goodwill;

•	diversion of management and employee attention;

•	loss of key personnel;

•	assumption of unanticipated legal or financial liabilities;

•	significant increases in our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition; and

•	if we were to issue a significant amount of equity securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease.
We are dependent on key personnel whose loss could impair our operations, our product development or our sales efforts.
Our success depends upon our ability to attract and retain highly skilled technical and sales personnel.
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
We sell and deliver software and services, and maintain support operations, in a large number of countries whose laws and practices differ from one another. The Americas accounted for 40%, Europe for 37% and Asia-Pacific for 23% of our revenue in 2013. Managing these geographically dispersed operations requires significant attention and resources to ensure compliance with laws. Accordingly, while we strive to maintain a comprehensive compliance program, we cannot guarantee that an employee, agent or business partner will not act in violation of our policies or U.S. or other applicable laws. Such violations can lead to civil and/or criminal prosecutions, substantial fines and the revocation of our rights to continue certain operations and also cause business and reputation loss. For example, as discussed in Risk Factors II. Other Considerations We have been investigating certain matters in China, which matters and related remedial actions could have an adverse effect on our business and our results, we are currently cooperating to provide information to the SEC and Department of Justice in connection with an investigation concerning certain payments and expenses by certain business partners and employees in China that raise questions of compliance with laws, including the U.S. Foreign Corrupt Practices Act, and/or compliance with our business policies.
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
Our software products and trademarks, including our company names, product names and logos, are proprietary. We protect our intellectual property rights in these items by relying on copyrights, trademarks, patents and common law safeguards, including trade secret protection, as well as restrictions on disclosures and transferability contained in our agreements with other parties. Despite these measures, the laws of all relevant jurisdictions may not afford adequate protection to our products and other intellectual property. In addition, we frequently encounter attempts by individuals and companies to pirate our software. If our measures to protect our intellectual property rights fail, others may be able to use those rights, which could reduce our competitiveness and revenues.
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
As a multinational organization, we are subject to income taxes as well as non-income based taxes in the U.S. and in various foreign jurisdictions. Significant judgment is required in determining our worldwide income tax provision and other tax liabilities. In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. Our tax returns are subject to review by various taxing authorities. Although we believe that our tax estimates are reasonable, the final determination of tax audits or tax disputes could be different from what is reflected in our historical income tax provisions and accruals.
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
Because we have substantial cash requirements in the United States and a significant portion of our cash is generated and held outside of the United States, if our cash available in the United States and the cash available under our credit facility is insufficient to meet our operating expenses and debt repayment obligations in the United States, we may be required to raise cash in ways that could negatively affect our financial condition, results of operations and the market price of our common stock.
We have significant operations outside the United States. As of September 30, 2013, approximately 85% of our cash and cash equivalents balance was held by subsidiaries outside the United States, with the remainder of the balance held by the U.S. parent or its subsidiaries in the United States. We believe that the combination of our existing United States cash and cash equivalents, proceeds from repayment of an intercompany loan owed to the United States from a foreign subsidiary, future United States operating cash flows and cash available under our credit facility, are sufficient to meet our ongoing United States operating expenses and debt repayment obligations. However, if these sources of cash are insufficient to meet our future financial obligations in the United States, we will be required to seek other available funding sources or means to repatriate cash to the United States, which could negatively impact our results of operations, financial position and the market price of our common stock.

Our sales to government clients subject us to risks of funding approvals.
We derive revenues from contracts with the U.S. government, state and local governments and their respective agencies. There is increased pressure for governments and their agencies to reduce spending. Many of our federal government contracts contain fiscal funding clauses whereby ongoing funding of the contracts is subject to approval of appropriations by the U.S. Congress. Similarly, our contracts at the state and local levels are subject to government funding authorizations. If additional funding for these contracts is not approved, it could reduce revenue we have recognized and reduce future revenue from such contracts.
II. Other Considerations
We have been investigating certain matters in China, which matters and related remedial actions could have an adverse effect on our business and our results.
We have been cooperating to provide information to the U.S. Securities and Exchange Commission and the Department of Justice concerning payments and expenses by certain of our business partners in China and/or by employees of our Chinese subsidiary that raise questions concerning compliance with laws, including the U.S. Foreign Corrupt Practices Act.  Although we have begun discussions with the SEC and Department of Justice regarding possible resolution of this matter, we continue to respond to requests for additional information and cannot predict when or how this matter will be resolved. Resolution of this matter could include fines and penalties, which could significantly impact our cash balances. Any settlement or other resolution of this matter could have collateral effects on our business in China, the United States and elsewhere and could subject us to shareholder suits. Moreover, because we are unable to estimate an amount that could be associated with any resolution, we have not recorded a liability for this matter.  If we are required to record a liability for this matter, this could materially impact our results for the period in which the liability is recorded.
We terminated certain employees and business partners in China in connection with this matter, which may have an adverse impact on our level of sales in China until replacements for those employees and business partners are in place and productive. Revenue from China has historically represented 6% to 7% of our total revenue.
We are required to comply with certain financial and operating covenants under our credit facility and to make scheduled debt payments as they become due; any failure to comply with those covenants or to make scheduled payments could cause amounts borrowed under the facility to become immediately due and payable or prevent us from borrowing under the facility.
Our credit facility, which consists of a $150 million term loan and a $300 million revolving loan (with an accordion feature that allows us to borrow up to an additional $150 million if the existing or additional lenders agree), matures on August 16, 2017, at which time any amounts outstanding will be due and payable in full. As of September 30, 2013, we had $258 million outstanding under the credit facility, primarily related to our acquisition of Servigistics in October 2012. We may wish to borrow additional amounts under the facility in the future to support our operations, including for strategic acquisitions.
We are required to comply with specified financial and operating covenants and to make scheduled repayments of our term loan, which limit our ability to operate our business as we otherwise might operate it. Our failure to comply with any of these covenants or to meet any payment obligations under the facility could result in an event of default which, if not cured or waived, would result in any amounts outstanding, including any accrued interest and unpaid fees, becoming immediately due and payable. We might not have sufficient working capital or liquidity to satisfy any repayment obligations in the event of an acceleration of those obligations. In addition, if we are not in compliance with the financial and operating covenants at the time we wish to borrow funds, we will be unable to borrow funds.
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

We currently lease 113 offices used in operations in the United States and internationally, predominately as sales and/or support offices and for research and development work. Of our total of approximately 1,371,000 square feet of leased facilities used in operations, approximately 581,000 square feet are located in the U.S., including 321,000 square feet of our headquarters facility located in Needham, Massachusetts, and approximately 195,000 square feet are located in India, where a significant amount of our research and development is conducted. We believe that our facilities are adequate for our present and foreseeable needs.

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

Information with respect to the market for our common stock is located in Selected Consolidated Financial Data beginning on page F-36 of this Form 10-K and is incorporated herein by reference.
On September 30, 2013, the close of our fiscal year, our common stock was held by 1,519 shareholders of record. As of November 18, 2013, our common stock was held by 1,511 shareholders of record.
We do not pay cash dividends on our common stock and we retain earnings for use in our business. Although we review our dividend policy periodically, our review may not cause us to pay any dividends in the future. Further, our credit facility requires us to maintain specified leverage and fixed-charge ratios that limit the amount of dividends that we could pay.
The table below shows the shares of our common stock we repurchased in the fourth quarter of 2013.
ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
June 30 - July 27, 2013	—	—	—	$45,087,499(2)
July 28 - August 24, 2013	—	—	—	$45,087,499(2)
August 25 - September 30, 2013	709,076	$28.15	709,076	$100,000,000(2)
Total	709,076	$28.15	709,076	$100,000,000(2)

(1) Periods are our fiscal months within the fiscal quarter.
(2) In September 2012, our Board authorized us to repurchase up to $100 million worth of our shares in the period October 1, 2012 through September 30, 2013, which repurchase program we announced on October 31, 2012. In September 2013, our Board authorized us to repurchase up to $100 million worth of our shares in the period October 1, 2013 through September 30, 2014, which repurchase program we announced on November 6, 2013.

ITEM 6.	Selected Financial Data

Our five-year summary of selected financial data and quarterly financial data for the past two years is located on page F-36 of this Form 10-K and incorporated herein by reference.

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
Executive Overview
We achieved our non-GAAP operating margin and non-GAAP earnings per share targets for 2013 in the face of a challenging macroeconomic environment. Cost containment measures and restructuring actions completed during the year enabled us to achieve these results despite lower than expected revenue. Non-GAAP operating margin grew 16% (247 basis points) to 22.1% in 2013 from 19.6% in 2012 and non-GAAP earnings per share increased 20% to $1.81 in 2013 from $1.51 in 2012.
We delivered GAAP earnings per share of $1.19 for 2013, up from a loss of $0.30 in 2012, and GAAP operating margin of 9.8% in 2013 compared with 10.2% in 2012. Our GAAP results reflect higher restructuring charges in 2013 compared to 2012 (by $27 million), the recording of a valuation allowance against U.S. net deferred tax assets in 2012 (resulting in a non-cash income tax charge of $124 million), the reversal of a portion of the valuation allowance in 2013 ($37 million) as a result of accounting for acquisitions in 2013, and an $8 million tax benefit associated with accounting for our U.S. pension plan. The restructuring charges and tax items were excluded from our non-GAAP measures, as well as the other items described in our reconciliation of non-GAAP measures to GAAP results under Results of Operations - Non-GAAP Measures below.
For 2013, total revenue was up 3% year over year (up 4% on a constant currency basis) to $1,294 million ($1,297 million on a non-GAAP basis). On an organic basis, excluding revenue from businesses acquired in 2013 ($95 million), total revenue was down 5% year over year (down 3% on a constant currency basis).  Total license revenue for 2013 was $344 million, a decrease of 1% year over year (up 1% on a constant currency basis).  On an organic basis (excluding license revenue from businesses acquired of $27 million), total license revenue was down 9% year over year (down 7% on a constant currency basis).  Both total revenue and license revenue were unfavorably impacted by the slowdown in the global manufacturing industry, particularly in Europe and the Americas, and unfavorable currency movements, particularly in the Japanese Yen. From a geographic perspective, while organic license revenue in the Americas and Europe in 2013 was soft, reflecting ongoing macroeconomic uncertainty, we saw somewhat of a rebound in Europe and the Pacific Rim in the fourth quarter of 2013, and solid growth in Japan in 2013 (which was positively impacted by higher large deal revenue, partially offset by unfavorable currency movements).  Our service revenue was down year over year, on both a reported and organic basis, due to lower license sales in recent periods driving less overall demand for services and, in part, due to expansion of our service partner program, under which certain service opportunities are referred to partners.
We ended 2013 with $242 million of cash, down from $490 million at the end 2012, reflecting, in part, our acquisitions of Servigistics, Enigma and NetIDEAS for a total of $246 million, $112 million used to repay a portion of the balance outstanding under our credit facility and $75 million used for stock repurchases, partially offset by $225 million of cash generated from operations.  As of September 30, 2013, we had $184 million available under the revolving loan portion of our credit facility.
Non-GAAP measures are reconciled to GAAP results under Results of Operations - Non-GAAP Measures below.
Future Expectations, Strategies and Risks
The slowdown in the global manufacturing industry, uncertainty about the near-term economic environment and unfavorable foreign currency exchange rates were headwinds for revenue growth in fiscal 2013. While we have seen some indications of improvements in global manufacturing economic conditions, there is still a significant level of uncertainty in terms of the level and speed at which growth will resume. We expect modest revenue growth in 2014 and we expect an increase in non-GAAP operating margin to 25%, driven by: (1) continued vigilance on cost controls and cost savings from restructuring actions; (2) increased sales productivity; and (3) improvement in services non-GAAP net margin to approximately 15%. For 2014, our goal is to achieve year-over-year revenue growth of 2% to 3%. This revenue goal includes license revenue growth of 2% to 6%, support revenue growth of approximately 3%, and service revenue growth of approximately 2%. Our 2014 earnings goals are to achieve non-GAAP operating margin expansion of 300 basis points, from 22% in 2013 to approximately 25% in 2014 (expansion of GAAP operating margins from 10% in 2013 to approximately 17% in 2014) and non-GAAP earnings per share of $2.00 to $2.10 (GAAP earnings per share of $1.29 to $1.37). If economic conditions do not improve or deteriorate further, or if foreign currency exchange rates relative to the U.S. dollar differ significantly from our current assumed rates, our results could differ materially from our targets. Our targets assume rates of $1.35 USD to one Euro and 98 Yen to one USD.
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
Impact of an Investigation in China
We have been cooperating to provide information to the U.S. Securities and Exchange Commission and the Department of Justice concerning payments and expenses by certain of our business partners in China and/or by employees of our Chinese subsidiary that raise questions concerning compliance with laws, including the U.S. Foreign Corrupt Practices Act.  Although we have begun discussions with the SEC and Department of Justice regarding possible resolution of this matter, we continue to respond to requests for information and cannot predict when or how this matter may be resolved. Resolution of this matter could include fines and penalties; however we are unable to estimate an amount that could be associated with any resolution and, accordingly, we have not recorded a liability for this matter.  If we are required to record a liability for this matter, or to pay fines or penalties associated with this matter, this could materially impact our results for the period in which the liability is recorded or such amounts are paid. Further, any settlement or other resolution of this matter could have collateral effects on our business in China, the United States and elsewhere.

We terminated certain employees and business partners in China in connection with this matter, which may have an adverse impact on our level of sales in China until replacements for those employees and business partners are in place and productive. Revenue from China has historically represented 6% to 7% of our total revenue.
Revenue, Operating Margin, Earnings per Share and Cash Flow
The following table shows the financial measures that we consider the most significant indicators of the performance of our business. In addition to providing operating income, operating margin, and diluted earnings per share as calculated under generally accepted accounting principles (“GAAP”), it shows non-GAAP operating income, operating margin, and diluted earnings per share for the reported periods. These non-GAAP measures exclude fair value adjustments related to acquired deferred support revenue, stock-based compensation expense, amortization of acquired intangible assets expense, acquisition-related charges and gains, restructuring charges, certain identified gains or charges included in non-operating other income (expense) and the related tax effects of the preceding items, as well as the tax items identified. Excluding those expenses and items provides investors another view of our operating results that is aligned with management budgets and with performance criteria in our incentive compensation plans. Management uses, and investors should use, non-GAAP measures in conjunction with our GAAP results. We discuss the non-GAAP measures in detail under Non-GAAP Measures below.

	2013	2012	Percent Change 2012 to 2013		2011	Percent Change 2011 to 2012
			Actual	Constant Currency		Actual	Constant Currency
	(Dollar amounts in millions, except per share data)
License revenue	$344.2	$348.4	(1)%	1%	$342.1	2%	4%
Service revenue	294.7	295.3	—%	1%	267.1	11%	13%
Support revenue	654.7	611.9	7%	9%	557.7	10%	12%
Total revenue	1,293.5	1,255.7	3%	4%	1,166.9	8%	10%
Total costs and expenses (1)	1,166.2	1,127.6	3%	4%	1,049.8	7%	9%
Operating income (1)	$127.3	$128.1	(1)%	7%	$117.1	9%	15%
Non-GAAP operating income (1)	$286.3	$246.8	16%	20%	$206.6	20%	23%
Operating margin (1)	9.8%	10.2%			10.0%
Non-GAAP operating margin (1)	22.1%	19.6%			17.7%
GAAP diluted earnings(loss) per share (2)	$1.19	$(0.30)			$0.71
Non-GAAP diluted earnings per share (2)	$1.81	$1.51			$1.26
Cash flow from operations (3)	$224.7	$218.0			$78.7

(1)
Costs and expenses in 2013, included $52.2 million of restructuring charges and $9.9 million of acquisition-related costs. Costs and expenses in 2012 included $24.9 million of restructuring charges and $3.8 million of acquisition-related costs compared to $7.8 million of acquisition-related costs in 2011. These restructuring and acquisition-related costs have been excluded from non-GAAP operating income. In the first quarter of 2011, we entered into a strategic contract with an automotive customer for which we expected costs to exceed revenue by approximately $5 million. This loss was recorded in the first quarter of 2011 and resulted in a decrease in GAAP and non-GAAP operating income of approximately $5 million in 2011.

(2)
GAAP earnings per share in 2013 includes (i) non-cash tax benefits of $36.7 million related to the release of a portion of the valuation allowance as a result of deferred tax liabilities established for acquisitions recorded in 2013, (ii) tax benefits of $3.2 million relating to the final resolution of a long standing tax litigation matter and completion of an international jurisdiction tax audit, (iii) a non-cash tax benefit of $7.9 million related to the release of a portion of the valuation allowance in the U.S. as a result of a pension gain (decrease in unrecognized actuarial loss) recorded in accumulated other comprehensive income and (iv) a $2.6 million benefit relating to a tax audit in a foreign jurisdiction of an acquired company. Earnings per share in 2013 also includes a gain on investment of $0.6 million, and a legal settlement gain of $5.1 million. The GAAP loss per share in 2012 includes a non-cash net tax charge of $124.5 million recorded in the fourth quarter to establish a valuation allowance against our U.S. net deferred tax assets and the following additional items: $5.4 million, net primarily related to foreign tax credits which would be fully realized on a non-GAAP basis; $3.3 million primarily related to acquired legal entity integration activities; and $1.4 million related to the impact from a reduction in the statutory tax rate in Japan on deferred tax assets from a litigation settlement. GAAP earnings per share in 2011 includes foreign currency losses of $4.4 million related to our acquisition of MKS; $0.7 million of foreign currency losses related to a litigation settlement; and a non-cash tax provision of $1.9 million in connection with a legal entity reorganization. The items above have been excluded from non-GAAP diluted earnings per share for each respective period.

(3)	In the first quarter of 2011, we used $48 million, net, of cash in connection with the resolution of a litigation matter.

Results of Operations
Acquisitions
In 2013, we completed the acquisitions of Servigistics, Enigma and NetIDEAS. In 2011, we completed the acquisitions of MKS and 4CS. The results of operations of these acquired businesses have been included in our consolidated financial statements beginning on their respective acquisition dates. Servigistics, Enigma and NetIDEAS added $94.9 million ($97.9 million on a non-GAAP basis) to our 2013 revenue, substantially all of which is included in SLM revenue. MKS and 4CS added $81.5 million ($84.0 million on a non-GAAP basis) and $26.8 million ($29.4 million on a non-GAAP basis) to our 2012 and 2011 revenue, respectively, substantially all of which is included in Extended PLM revenue.

Impact of Foreign Currency Exchange on Results of Operations
Approximately two thirds of our revenue and half of our expenses are transacted in currencies other than the U.S. dollar. Currency translation affects our reported results because we report our results of operations in U.S. Dollars. Changes in currency exchange rates in 2013 and 2012 compared to 2012 and 2011, particularly for the Yen and the Euro, reduced both revenue and expenses. Conversely, in 2011, our revenue and expenses increased as a result of changes in currency rates. If actual reported results were converted into U.S. dollars based on the corresponding prior year’s foreign currency exchange rates, 2013 and 2012 revenue would have been higher by $18.2 million and $25.2 million, respectively, expenses would have been higher by $8.8 million and $19.2 million, respectively, and 2011 revenue would have been lower by $36.8 million, and 2011 expenses would have been lower by $21.0 million. The net impact on year-over-year results would have been an increase in operating income of $9.4 million and $6.0 million in 2013 and 2012, respectively, and a decrease in operating income of $15.8 million in 2011. The results of operations, revenue by line of business and revenue by geographic region in the tables that follow present both actual percentage changes year over year and percentage changes on a constant currency basis.
Revenue
We report our revenue by line of business (license, service and support), by solution area (CAD, Extended PLM and SLM) and by geographic region (Americas, Europe, Pacific Rim and Japan).
Results include combined revenue from direct sales and our channel.
Revenue by Line of Business

	Year ended September 30,
	2013		Percent Change 2012 to 2013		2012		Percent Change 2011 to 2012		2011
	$ Amount	% of Total Revenue	Actual	Constant Currency	$ Amount	% of Total Revenue	Actual	Constant Currency	$ Amount	% of Total Revenue
	(Dollar amounts in millions)
License revenue	$344.2	27%	(1)%	1%	$348.4	28%	2%	4%	$342.1	29%
Service revenue	294.7	23%	—%	1%	295.3	23%	11%	13%	267.1	23%
Support revenue	654.7	50%	7%	9%	611.9	49%	10%	12%	557.7	48%
Total revenue	$1,293.5	100%	3%	4%	$1,255.7	100%	8%	10%	$1,166.9	100%

Revenue by Solution	Year ended September 30,
		Percent Change			Percent Change
	2013	Actual	Constant Currency	2012	Actual	Constant Currency	2011
	(Dollar amounts in millions)
CAD
License revenue	$150.4	(5)%	(4)%	$159.0	(9)%	(7)%	$174.2
Service revenue	24.0	(21)%	(19)%	30.4	(17)%	(15)%	36.6
Support revenue	378.1	(2)%	—%	384.0	2%	4%	377.0
Total revenue	$552.5	(4)%	(2)%	$573.5	(2)%	—%	$587.8

Extended PLM
License revenue	$149.8	(13)%	(11)%	$171.3	20%	21%	$143.0
Service revenue	205.9	(12)%	(11)%	233.0	14%	17%	204.9
Support revenue	216.6	8%	9%	200.0	29%	31%	155.2
Total revenue	$572.3	(5)%	(4)%	$604.3	20%	23%	$503.1

SLM
License revenue	$44.1	145%	147%	$18.0	(28)%	(26)%	$24.9
Service revenue	64.7	103%	104%	31.9	24%	25%	25.6
Support revenue	60.0	115%	116%	28.0	10%	12%	25.5
Total revenue	$168.7	117%	118%	$77.9	2%	4%	$76.0

License Revenue
The amount of license revenue attributable to large transactions, and the number of such transactions, may vary significantly from period to period and by geographic region. We had three transactions with license revenue in excess of $5 million in 2013 (two in Japan and one in the Americas), four in 2012 (two in the Americas and two in Europe) and five in 2011 (three in the Americas, one in Europe and one in Japan).
2013 compared to 2012

The decline in license revenue in 2013 reflects year-over-year declines of 2% in the Americas and 12% in Europe. These declines were partially offset by growth in Japan of 32% (58% on a constant currency basis) and an increase in the Pacific Rim of 3%. Results reflect continued softness in Europe reflecting lower license revenue from large license transactions, particularly sales of Extended PLM products, which we attribute to macroeconomic conditions in that region. Additionally, macroeconomic conditions remain uncertain in the Americas, which we believe has continued to impact results, with growth slowing in the fourth quarter when compared to a strong fourth quarter of 2012. However, we are optimistic about the long-term outlook in both Europe (where we had solid growth in license revenue in the fourth quarter of 2013, compared to the fourth quarter of 2012) and the Americas and expect modest growth in 2014 relative to 2013, provided we begin to see further economic recovery in 2014.
Organic license revenue in 2013 was down 9% on a year-over-year basis. License revenue from businesses acquired in 2013, which was the primary contributor to growth in SLM license revenue in 2013, was $26.8 million.
Changes in foreign currency exchange rates unfavorably impacted license revenue by $6.1 million in 2013 compared to 2012.
2012 compared to 2011
License revenue of $348.4 million in 2012 increased $6.3 million from 2011, primarily due to a $15.8 million increase in license revenue from our MKS and 4CS businesses acquired in the second half of 2011 ($26.2 million in 2012 compared to $10.4 million in 2011) partially offset by unfavorable currency movements. From a geographic standpoint, license revenue increases in the Pacific Rim of 22% ($14.0 million) and Japan of 5% ($1.4 million) were partially offset by a decrease in Europe of 7% ($8.4 million). Americas license revenue was flat in 2012 compared to 2011.

Extended PLM license revenue, while negatively impacted by our performance in Europe, grew in 2012 compared to 2011 due to the increased license revenue contribution from MKS and 4CS and sales of PTC Windchill, which were 19% ($18.3 million) higher. CAD license revenue declined in 2012 compared to 2011 due to a decline in PTC Creo license sales (which comprise almost all of CAD license revenue) in 2012 after a strong year in 2011.

Changes in foreign currency exchange rates unfavorably impacted license revenue by $6.5 million in 2012 compared to 2011.
Service Revenue
Consulting and training services engagements typically result from sales of new licenses, particularly of our Extended PLM and SLM solutions. Year over year, service revenue for 2013 was down overall and on an organic basis. Organic service revenue was down 13% ($37.7 million); service revenue from businesses acquired in 2013 was $37.0 million, which was the primary contributor to growth in SLM service revenue in 2013. Year over year, our organic consulting service revenue, which primarily supports PTC Windchill implementations, was down 14% from 2013 to 2012. Year over year, our organic training business, which typically represents about 15% of our total service revenue, was down 6%. We attribute the declines in organic total service revenue and consulting service revenue to lower license revenue in recent quarters and to success we are having in expanding our service partner program. Our service partner program, under which service engagements are referred to third party service providers, is part of our overall margin expansion strategy. As our service partners increase their delivery capabilities and perform additional service engagements, we expect service revenue to decline as a percentage of total revenue, which we expect will contribute to overall operating margin improvements as service revenue has lower margins than license and support revenue.
Changes in foreign currency exchange rates unfavorably impacted service revenue by $2.7 million in 2013 compared to 2012.
2012 compared to 2011
Increased Extended PLM license sales in 2012 had a favorable impact on service revenue. In 2012, compared to 2011, consulting revenue was up 11% ($24.9 million) and training revenue was up 9% ($3.3 million). MKS and 4CS contributed $18.1 million to service revenue in 2012 and $6.3 million in 2011. Excluding MKS and 4CS, service revenue increased 6% ($16.4 million) in 2012 as compared to 2011.

Changes in foreign currency exchange rates unfavorably impacted service revenue by $6.8 million in 2012 compared to 2011.
Support Revenue
Support revenue is comprised of contracts to maintain new and/or previously purchased software. We saw steady growth in support revenue in 2012 and 2013, with total seats under maintenance up 13% year over year in both periods. CAD and Extended PLM support seats increased 2% and 12%, respectively, as of the end of 2013 compared to the end of 2012. Organic support revenue increased 2% ($11.6 million) in 2013 compared to 2012. Support revenue from businesses acquired in 2013 was $31.1 million,which was the primary contributor to growth in SLM support revenue in 2013.
Changes in foreign currency exchange rates unfavorably impacted support revenue by $9.4 million in 2013 compared to 2012.
2012 compared to 2011
MKS and 4CS contributed $37.2 million to support revenue in 2012 and $10.2 million in 2011, which was the primary contributor to the growth in Extended PLM support revenue in 2012. Excluding MKS and 4CS, support revenue increased 5% ($27.2 million) in 2012 as compared to 2011. CAD and Extended PLM seats under support increased 3% and 15%, respectively, as of the end of 2012, compared to the end of 2011.

Changes in foreign currency exchange rates unfavorably impacted support revenue by $11.8 million in 2012 compared to 2011.
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
Revenue from large transactions in 2013, compared to 2012,was higher in Japan and the Pacific Rim and lower in the Americas and Europe. We believe that the results in the Americas and Europe reflect unfavorable economic conditions in those regions. Revenue from large customers in 2012, compared to 2011, reflects growth in consulting projects, a slight decline in Extended PLM license revenue, and a decline in CAD license revenue resulting in a lower overall mix of license revenue. The license revenue portion of this metric was 48% in 2013, compared to 44% in 2012 and 52% in 2011. The 2012 decline in license revenue as a percentage of the total is due to a particularly strong comparison period in 2011 due in part to our launch of PTC Creo in 2011.

	Year ended September 30,
	2013	2012	2011
	(Dollar amounts in millions)
License and/or service revenue of $1 million or more recognized from individual customers in a quarter	$271.2	$274.3	$270.3
% of total license and service revenue	42%	43%	44%
Revenue by Geographic Region

	2013		Percent Change		2012		Percent Change		2011
		% of Total Revenue	Actual	Constant Currency		% of Total Revenue	Actual	Constant Currency		% of Total Revenue
	(Dollar amounts in millions)
Revenue by region:
Americas	$522.8	40%	9%	9%	$479.9	38%	12%	12%	$429.2	37%
Europe	$479.9	37%	—%	(1)%	$480.3	38%	3%	9%	$466.5	40%
Pacific Rim	$161.6	13%	—%	—%	$160.8	13%	9%	10%	$148.0	13%
Japan	$129.3	10%	(4)%	12%	$134.6	11%	9%	6%	$123.2	10%
Americas
2013 compared to 2012
Revenue in the Americas increased $42.9 million in 2013 compared to 2012 consisting of an increase of 11% ($12.7 million) in service revenue, an increase of 14% ($32.4 million) in support revenue, partially offset by a decrease of 2% ($2.2 million) in license revenue. Organic revenue was down 5% ($25.4 million) in 2013; total revenue in the Americas from businesses that we acquired in 2013 was $68.3 million. While the macroeconomic environment remains soft in the Americas, we are optimistic about the long-term outlook for this region provided we begin to see further economic recovery in 2014.
2012 compared to 2011
Revenue in the Americas increased $50.7 million in 2012 compared to 2011 consisting of an increase of 14% ($28.3 million) in support revenue and an increase of 24% ($23.1 million) in service revenue. License revenue was flat in 2012 compared to 2011 which reflected declines in the first nine months of 2012 offset by a relatively strong fourth quarter. MKS and 4CS contributed revenue of $43.7 million in 2012 compared to $13.1 million in 2011.
Europe
2013 compared to 2012
Revenue in Europe decreased $0.4 million in 2013 compared to 2012 consisting of a decrease in license revenue of 12% ($13.7 million) and a decrease in service revenue of 2% ($1.8 million), partially offset by an increase in support revenue of 6% ($15.1 million). Organic total revenue and license revenue were down 3% and 18%, respectively, in 2013; total revenue in Europe from businesses that we acquired in 2013 was $15.1 million. Although the macroeconomic environment in Europe remains uncertain and revenue has been declining in this region, economic indicators suggest a recovery may be underway (our fourth quarter of 2013 showed signs of improvement). We expect performance in this region to improve in 2014 relative to 2013.

Changes in foreign currency exchange rates, particularly the Euro, increased revenue in Europe by $2.9 million in 2013 as compared to 2012.
2012 compared to 2011
Revenue in Europe increased $13.8 million in 2012 compared to 2011 consisting of an increase in service revenue of 6% ($6.4 million) and an increase in support revenue of 7% ($15.8 million), partially offset by a decrease in license revenue of 7% ($8.4 million). Our license revenue results in Europe in 2012, particularly in the fourth quarter, reflected lower license sales to large customers which we attribute to global economic uncertainty and unfavorable currency movements. Total CAD and Extended PLM license revenue decreased 5% ($3.2 million) and 9% ($4.5 million), respectively, in 2012 compared to 2011. MKS and 4CS contributed revenue of $23.5 million in 2012 compared to $9.7 million in 2011.
Changes in foreign currency exchange rates, particularly the Euro, reduced revenue in Europe by $27.1 million in 2012 as compared to 2011.
Pacific Rim
2013 compared to 2012
Revenue in the Pacific Rim increased $0.8 million in 2013 compared to 2012 consisting of an increase of 8% ($3.8 million) in support revenue and an increase of 3% ($2.2 million) in license revenue, partially offset by a decrease of 14% ($5.2 million) in service revenue. Organic revenue was down 1% in 2013; total revenue from businesses that we acquired in 2013 in the Pacific Rim was $1.8 million.
Revenue from China has historically represented 6% to 7% of our total revenue. In 2013, compared to 2012, revenue in China decreased 3% and represented 6% of total revenue.
Changes in foreign currency exchange rates impacted revenue in the Pacific Rim favorably by $0.9 million in 2013 compared to 2012.
2012 compared to 2011
Revenue in the Pacific Rim increased $12.8 million in 2012 compared to 2011 consisting of a 22% ($13.9 million) increase in license revenue and an increase of 8% ($3.3 million) in support revenue, partially offset by a decrease in service revenue of 10% ($4.4 million). Revenue from China increased 2% in 2012 compared to 2011. MKS and 4CS contributed revenue of $2.6 million in 2012 and $0.8 million in 2011.
Changes in foreign currency exchange rates reduced revenue in the Pacific Rim by $2.6 million in 2012 as compared to 2011.
Japan
2013 compared to 2012
Revenue in Japan decreased $5.3 million in 2013 compared to 2012 due primarily to unfavorable currency movements partially offset by higher revenue from large transactions. The decrease in revenue in Japan in 2013 compared to 2012 included an increase of 32% ($9.6 million) in license revenue, offset by a decrease of 28% ($6.4 million) in service revenue, and a decrease of 10% ($8.6 million) in support revenue. Organic total revenue and license revenue were down 11% and up 19%, respectively, in 2013; total revenue and license revenue in Japan from businesses that we acquired in 2013 was $9.6 million and $3.9 million, respectively.
Changes in foreign currency exchange rates reduced revenue in Japan by $21.6 million in 2013 as compared to 2012.
2012 compared to 2011
Revenue in Japan increased $11.5 million in 2012 compared to 2011 consisting of a 5% ($1.4 million) increase in license revenue, a 16% ($3.2 million) increase in service revenue and a 9% ($6.9 million) increase in support revenue. Our MKS and 4CS acquisitions contributed revenue of $11.8 million in 2012 and $3.2 million in 2011.
Changes in foreign currency exchange rates increased revenue in Japan by $4.6 million in 2012 as compared to 2011.

Gross Margin

	2013	Percent Change	2012	Percent Change	2011
	(Dollar amounts in millions)
Gross margin	$920.5	4%	$883.6	9%	$810.2
Non-GAAP gross margin	951.6	4%	910.8	9%	835.9
Gross margin as a % of revenue:
License	90%		91%		92%
Service	12%		10%		2%
Support	88%		88%		88%
Gross margin as a % of total revenue	71%		70%		69%
Non-GAAP gross margin as a % of total non-GAAP revenue	73%		72%		71%

Gross margin as a percentage of total revenue in 2013 compared to the year-ago periods reflects higher service margins, partially offset by lower license margins primarily attributable to lower license revenue and higher amortization of acquired purchased software. License revenue, which generates the highest gross margins, was 27% of total revenue in 2013, compared to 28% in 2012 and 29% in 2011. Service margins in 2013 and 2012 have been improving due in part to reducing the amount of direct services that we perform through expansion of our service partner program. Service revenue comprised 23% of our total revenue in 2013, 2012 and 2011.
Costs and Expenses

	2013	Percent Change		2012	Percent Change		2011
	(Dollar amounts in millions)
Cost of license revenue	$33.0	8%		$30.6	6%		$28.8
Cost of service revenue	259.0	(2)%		265.5	2%		260.7
Cost of support revenue	81.1	7%		76.1	13%		67.3
Sales and marketing	360.6	(5)%		377.8	7%		353.0
Research and development	221.9	3%		215.0	2%		211.4
General and administrative	131.9	12%		117.5	7%		110.3
Amortization of acquired intangible assets	26.5	30%		20.3	11%		18.3
Restructuring and other charges	52.2	109%		24.9			—
Total costs and expenses	$1,166.2	3%	(1)	$1,127.6	7%	(1)	$1,049.8
Total headcount at end of period	6,000	2%		5,897	(4)%		6,122

(1)	On a consistent foreign currency basis from the prior period, total costs and expenses increased 4% from 2012 to 2013 and increased 9% from 2011 to 2012.

2013 compared to 2012
Costs and expenses in 2013 compared to 2012 increased primarily as a result of the following:

•	restructuring charges of $52.2 million in 2013 compared to $24.9 million in 2012, primarily for severance and other related costs associated with the termination of approximately 550 employees;

•	an increase in employee headcount as a result of our acquisitions of Servigistics, Enigma and NetIDEAS, which when acquired had a total of approximately 485 employees;

•	company-wide merit pay increases effective on February 1, 2012 (approximately $11 million on an annualized basis), which resulted in an increase in salary expense across all functional organizations;

•	acquisition-related costs (included in general and administrative) of $9.9 million, which were $6.0 million higher than 2012; and

•	increased amortization of acquired intangible assets, primarily related to our acquisition of Servigistics.
These cost increases were partially offset by cost savings associated with restructuring actions in 2012 and 2013 (described directly above and below) and the impact of foreign currency movements which favorably impacted costs and expenses by $8.8 million in 2013.
2012 compared to 2011
Costs and expenses in 2012 compared to 2011 increased primarily as a result of the following:

•	restructuring charges of $24.9 million primarily for severance and other related costs associated with the termination of approximately 210 employees;

•	higher cost of service in support of services revenue growth;

•	investments in our direct sales force;

•	an increase of approximately 500 employees in connection with our acquisitions of MKS and 4CS; and

•
company-wide salary increases effective on February 1, 2012 and 2011 (both salary increases were approximately $11 million on an annualized basis), which resulted in an increase in salary expense across all functional organizations.

These cost increases were partially offset by cost savings associated with restructuring actions in 2012, the impact of foreign currency movements which favorably impacted costs and expenses by $19.2 million and lower acquisition-related costs (included in general and administrative), which were $3.8 million in 2012 compared to $7.8 million in 2011.
Cost of License Revenue

	2013	Percent Change	2012	Percent Change	2011
	(Dollar amounts in millions)
Cost of license revenue	$33.0	8%	$30.6	6%	$28.8
% of total revenue	3%		2%		2%
% of total license revenue	10%		9%		8%
Our cost of license revenue primarily consists of amortization of acquired purchased software intangible assets, fixed and variable costs associated with reproducing and distributing software and documentation and royalties paid to third parties for technology embedded in or licensed with our software products. Cost of license revenue as a percent of license revenue can vary depending on product mix sold, the effect of fixed and variable royalties, and the level of amortization of acquired software intangible assets. Amortization of acquired purchased software totaled $18.6 million, $15.8 million, and $15.4 million in 2013, 2012 and 2011, respectively.
Cost of Service Revenue

	2013	Percent Change	2012	Percent Change	2011
	(Dollar amounts in millions)
Cost of service revenue	$259.0	(2)%	$265.5	2%	$260.7
% of total revenue	20%		21%		22%
% of total service revenue	88%		90%		98%
Service headcount at end of period	1,367	4%	1,315	(9)%	1,453

Our cost of service revenue includes costs such as salaries, benefits, and computer equipment and facilities for our training and consulting personnel, and third-party subcontractor fees.
In 2013, compared to 2012, total compensation, benefit costs and travel expenses were 1% ($1.1 million) higher primarily due to higher average headcount year over year and the impact of annual salary increases. Service headcount at the end of 2013 included approximately 130 employees added from acquisitions. The cost of third-party consulting services was $11.8 million lower in 2013 compared to 2012.

The decreases in the use of subcontracted third-party consultants in 2013 and 2012, are a result of growing internal capacity and improved utilization and the implementation of our strategy to have our strategic services partners perform services for customers directly, all of which have contributed to improving services margins.

In 2012, compared to 2011, total compensation, benefit costs and travel expenses were 7% ($11.2 million) higher primarily due to higher average headcount year over year and the impact of annual salary increases. Service headcount increased at the end of 2011 by approximately 375 employees compared to the year-ago period including approximately 150 employees added from MKS and 4CS in the second half of 2011. In the second half of 2012, total headcount, and the corresponding compensation, benefit costs and travel expenses, decreased as a result of restructuring actions in the second and third quarters which resulted in employee terminations. The cost of third-party consulting services was $5.9 million lower in 2012 compared to 2011 for the reasons stated above.
Cost of Support Revenue

	2013	Percent Change	2012	Percent Change	2011
	(Dollar amounts in millions)
Cost of support revenue	$81.1	7%	$76.1	13%	$67.3
% of total revenue	6%		6%		6%
% of total service revenue	12%		12%		12%
Support headcount at end of period	634	16%	545	8%	504

Our cost of support revenue includes costs such as salaries, benefits, and computer equipment and facilities associated with customer support and the release of support updates (including related royalty costs).
In 2013, compared to 2012, total compensation, benefit costs and travel expenses were 8% ($4.3 million) higher primarily due to increased headcount. Support headcount at the end of 2013 included approximately 60 employees added from 2013 acquisitions.
In 2012, compared to 2011, total compensation, benefit costs and travel expenses were 15% ($7.2 million) higher primarily due to increased headcount. Support headcount at the end of 2011included approximately 60 employees added from MKS in the second half of 2011.
Sales and Marketing

	2013	Percent Change	2012	Percent Change	2011
	(Dollar amounts in millions)
Sales and marketing expenses	$360.6	(5)%	$377.8	7%	$353.0
% of total revenue	28%		30%		30%
Sales and marketing headcount at end of period	1,362	(10)%	1,508	—%	1,508

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. Our compensation, benefit costs and travel expenses were lower by an aggregate of 5% ($15.8 million) in 2013 compared to 2012, primarily due to lower headcount. Sales and marketing headcount at the end of the 2013 included approximately 30 employees added from 2013 acquisitions.
Our compensation, benefit costs and travel expenses were higher by an aggregate of 7% ($21.3 million) in 2012 compared to 2011 due to higher average headcount during the year as a result of acquisitions and investments we made in our direct sales force, as well as the impact of merit pay increases. Additionally, sales and marketing expenses were higher by $2.8 million in 2012 compared to 2011 as a result of investments we made in sales technology infrastructure. Sales meeting and marketing event expenses were lower by approximately $1.4 million in 2012 compared to 2011 primarily due to the PTC Creo product launch in the first quarter of 2011.
Research and Development

	2013	Percent Change	2012	Percent Change	2011
	(Dollar amounts in millions)
Research and development expenses	$221.9	3%	$215.0	2%	$211.4
% of total revenue	17%		17%		18%
Research and development headcount at end of period	2,001	3%	1,938	(6)%	2,060
Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Major research and development activities include developing new releases of our software. Total compensation, benefit costs and travel expenses were higher by 4% ($6.0 million) in 2013, compared to 2012. Research and development headcount at the end of 2013 included approximately 160 employees added from 2013 acquisitions.
Total compensation, benefit costs and travel expenses were higher in 2012 compared to 2011 by an aggregate of 4% ($6.6 million) due primarily to the impact of annual salary increases. Research and development headcount at the end of 2011 included approximately 250 employees from MKS and 4CS.
General and Administrative

	2013	Percent Change	2012	Percent Change	2011
	(Dollar amounts in millions)
General and administrative	$131.9	12%	$117.5	7%	$110.3
% of total revenue	10%		9%		9%
General and administrative headcount at end of period	626	8%	578	(1)%	585
Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources, legal and administrative functions, as well as acquisition-related charges, bad debt expense and outside professional services, including accounting and legal fees. Acquisition-related costs include direct costs of acquisitions and expenses related to acquisition integration activities, including transaction fees, due diligence costs, retention bonuses and severance, and professional fees including legal and accounting costs related to the acquisition. Acquisition-related costs were $9.9 million and $3.8 million in 2013 and 2012, respectively. Total compensation, benefit costs and travel costs were 5% ($4.0 million) higher in 2013 compared to 2012 due to higher headcount.
Acquisition-related costs were $3.8 million in 2012 compared to $7.8 million in 2011. Total compensation, benefit costs and travel costs were 8% ($6.2 million) higher in 2012 compared to 2011 due to higher headcount for the first six months of 2012 resulting from the acquisitions of MKS and 4CS (which headcount was partially reduced when the integration of these businesses was subsequently completed), the impact of annual salary increases and higher stock-based compensation. Stock-based compensation was $2.1 million higher in 2012 compared to 2011. Additionally, costs for outside professional services were higher by $2.6 million in 2012 compared to 2011.
Amortization of Acquired Intangible Assets

	2013	Percent Change	2012	Percent Change	2011
	(Dollar amounts in millions)
Amortization of acquired intangible assets	$26.5	30%	$20.3	11%	$18.3
% of total revenue	2%		2%		2%
Amortization of acquired intangible assets reflects the amortization of acquired non-product related intangible assets, primarily customer and trademark-related intangible assets, recorded in connection with completed acquisitions. The increase in amortization of acquired intangible assets in 2013 was primarily due to our acquisition of Servigistics. The increase in 2012 and 2011 compared to the previous periods was due primarily to amortization related to our acquisition of MKS.
Restructuring Charges

	2013	2012	2011
	(Dollar amounts in millions)
Restructuring charges	$52.2	$24.9	$—
% of total revenue	4%	2%	—%

As part of our strategy to reduce costs and to realign our business, in the second and third quarters of 2012, we implemented a restructuring of our business and recorded restructuring charges of $24.9 million, primarily for severance and related costs associated with approximately 210 employees (representing approximately 3% of our workforce). We realized approximately $13 million of operating expense savings from these reductions in 2012.
In 2013, as part of our continued strategy to improve profitability, we implemented restructuring actions and recorded restructuring charges of $52.2 million, including $50.9 million for severance and related costs associated with approximately 550 employees and $1.3 million related to facility consolidations. These restructuring actions were substantially completed in 2013 and are expected to result in a $16 million per quarter reduction in operating expenses (which is partially reflected in our results for 2013 and contemplated in our 2014 financial goals).
In 2013, 2012 and 2011, we made cash payments related to restructuring charges of $37.2 million, $20.9 million and $0.5 million, respectively. At September 30, 2013, accrued expenses for unpaid restructuring charges totaled $19.5 million, which we expect to pay within the next twelve months.
Non-Operating Income (Expense)

	2013	2012	2011
	(Dollar amounts in millions)
Foreign currency net losses	$(2.0)	$(5.9)	$(12.3)
Interest income	2.9	2.9	3.8
Interest expense	(7.0)	(4.7)	(3.3)
Other income (expense), net	5.0	0.3	(0.8)
	$(1.1)	$(7.4)	$(12.6)
Foreign Currency Net Losses: Foreign currency net losses include costs of hedging contracts, certain realized and unrealized foreign currency transaction gains or losses, and foreign exchange gains or losses resulting from the required period-end currency re-measurement of the assets and liabilities of our subsidiaries that use the U.S. dollar as their functional currency. Because a large portion of our revenue and expenses is transacted in foreign currencies, we engage in hedging transactions involving the use of foreign currency forward contracts to reduce our exposure to fluctuations in foreign exchange rates. Foreign currency losses in 2012 included $0.8 million related to MKS legal entity mergers. Foreign currency losses in 2011 included $4.4 million related to our acquisition of MKS and the related settlement of forward contracts to purchase CDN$292 million, and $0.7 million from a litigation settlement in Japan.
Interest Income: Interest income represents earnings on the investment of our available cash balances. The decrease in interest income in 2012 compared to 2011 was due primarily to lower interest rates.
Interest Expense: Interest expense is primarily related to interest on borrowings under our credit facility. The increase in interest expense in each of 2013 and 2012 compared to the respective prior year is due to higher average amounts outstanding under our credit facility in those years. We had $258 million outstanding under the credit facility at September 30, 2013 compared to $370 million at September 30, 2012, which included $230 million in proceeds drawn from our credit facility in the fourth quarter of 2012 to finance the Servigistics acquisition (which closed on October 2, 2012), and $200 million outstanding at September 30, 2011. We borrowed $250 million in May 2011 in connection with our acquisition of MKS. The average interest rate on amounts outstanding under the credit facility was 1.7% in 2013, 1.8% in 2012 and 2.1% in 2011.
Other Income (Expense), Net: The change in other income (expense), net in 2013, compared to 2012, was due primarily to a legal settlement gain of $5.1 million recorded in 2013.
Income Taxes

	Year ended September 30,
	2013	2012	2011
	(in millions)
Pre-tax income	$126.2	$120.7	$104.5
Tax (benefit) provision	(17.5)	156.1	19.1
Effective income tax rate	(14)%	129%	18%
In 2013, our effective tax rate was lower than the 35% statutory federal income tax rate due, in large part, to the reversal of a portion of the valuation allowance against deferred tax assets (primarily U.S.). We recorded benefits of $36.7 million resulting from 2013 acquisitions, as described below, and a benefit of $7.9 million related to the release of a valuation allowance as a result of a pension gain recorded in accumulated other comprehensive income in equity.  Additionally, our 2013 tax provision reflects a $2.0 million provision related to a research and development (R&D) cost sharing prepayment by a foreign subsidiary to the U.S. A similar prepayment was made in 2012 resulting in a $7.8 million provision in that year. This impact was offset by a corresponding increase in our valuation allowance in the U.S. Other factors impacting the rate include our corporate structure in which our foreign taxes are at an effective tax rate lower than the U.S. rate, foreign withholding taxes of $6.0 million and non-cash tax benefits of $5.3 million recorded as a result of the conclusion of tax audits in several foreign jurisdictions.
Acquisitions in the year were accounted for as business combinations.  Assets acquired, including the fair value of acquired tangible assets, intangible assets (including finite-lived acquired intangible assets totaling $133.5 million) and assumed liabilities were recorded, and we recorded deferred tax liabilities of $40.9 million primarily related to the tax effect of the acquired intangible assets that are not deductible for income tax purposes.  These deferred tax liabilities reduced our deferred tax asset balance and resulted in a tax benefit of $36.7 million to decrease our valuation allowance in jurisdictions where we have recorded a valuation allowance (primarily the U.S.).  As this decrease in the valuation allowance is not part of the accounting for business combinations (the fair value of the assets acquired and liabilities assumed), it was recorded as an income tax benefit.
In 2012, our effective tax rate was higher than the 35% statutory federal income tax rate due primarily to the recording of a $124.5 million charge to the income tax provision related to the establishment of a valuation allowance on U.S. net deferred tax assets as described below. This increase was offset in part as a result of our corporate structure in which our foreign taxes are at an effective tax rate lower than the U.S. rate. Our 2012 provision included a non-cash charge of $4.2 million related to the restructuring of our Canadian operations that resulted in a change in the tax status of the foreign legal entity and a non-cash charge of $1.4 million related to the impact of a Japanese legislative change on our Japan entity's deferred tax assets. These charges were excluded from our non-GAAP earnings per share (see Income and Margins, Earnings per Share below). Additionally, our 2012 tax provision reflects a $7.8 million provision related to a research and development cost sharing prepayment by a foreign subsidiary to the U.S. A comparable prepayment was made in 2011. In 2012, we recorded a $2.0 million correction to deferred tax benefits on unrecognized actuarial losses related to pension benefits, which was not material to the current or prior periods.
In 2011, our effective tax rate was lower than the 35% statutory federal income tax rate due primarily to our corporate structure in which our foreign taxes are at an effective tax rate lower than the U.S. rate and a $2.3 million tax benefit related to research and development (R&D) triggered by a retroactive extension of the R&D tax credit enacted in the first quarter of 2011. Our 2011 tax provision reflects a $7.5 million provision related to a research and development cost sharing prepayment by a foreign subsidiary to the U.S. A similar prepayment was made in 2010 resulting in a $6.0 million provision in that year. As a result, the net increase to the 2011 provision was $1.5 million.
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
In the fourth quarter of 2012, we recorded a $124.5 million non-cash charge to the income tax provision to establish a valuation allowance against substantially all of our U.S. net deferred tax assets. We weighed all available evidence, both positive and negative, and concluded that it was more likely than not (a likelihood of more than 50 percent) that substantially all of our U.S. deferred tax assets will not be realized. The realization of deferred tax assets, including carryforwards and deductible temporary differences, depends on the existence of sufficient taxable income of the same character during the carryback or carryforward period. We considered all sources of taxable income available to realize the deferred tax assets, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years and tax-planning strategies.

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
Non-GAAP Measures
The non-GAAP measures presented in the above discussion of our results of operations and the respective most directly comparable GAAP measures are:

•	non-GAAP revenue—GAAP revenue

•	non-GAAP gross margin—GAAP gross margin

•	non-GAAP operating income—GAAP operating income

•	non-GAAP operating margin—GAAP operating margin

•	non-GAAP net income—GAAP net income (loss)

•	non-GAAP diluted earnings per share—GAAP diluted earnings (loss) per share
The non-GAAP measures exclude a fair value adjustment related to acquired deferred support revenue, stock-based compensation expense, amortization of acquired intangible assets expense, acquisition-related charges, restructuring charges, identified gains or charges included in non-operating other income (expense) and the related tax effects of the preceding items, and identified tax items. These items are normally included in the comparable measures calculated and presented in accordance with GAAP.
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
Acquisition-related charges are included in general and administrative expenses and include direct costs of potential and completed acquisitions and expenses related to acquisition integration activities, including transaction fees, due diligence costs, severance and professional fees. These costs are not considered part of our normal operations as the occurrence and amount will vary depending on the timing and size of acquisitions and the level of integration activity undertaken.
Restructuring charges include excess facility restructuring charges and severance costs resulting from reductions of personnel driven by modifications to our business strategy and not as part of our normal operations. These costs may vary in size based on our restructuring plan.
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
The following tables reconcile each of these non-GAAP measures to its most closely comparable GAAP measure on our financial statements.

	Year ended September 30,
	2013	2012	2011
	(Dollar amounts in millions)
GAAP revenue	$1,293.5	$1,255.7	$1,166.9
Fair value of acquired deferred support revenue	3.0	2.5	2.6
Non-GAAP revenue	$1,296.5	$1,258.2	$1,169.5

GAAP gross margin	$920.5	$883.6	$810.2
Fair value of acquired deferred support revenue	3.0	2.5	2.6
Stock-based compensation	9.5	8.9	7.7
Amortization of acquired intangible assets included in cost of revenue	18.6	15.8	15.4
Non-GAAP gross margin	$951.6	$910.8	$835.9

GAAP operating income	$127.3	$128.1	$117.1
Fair value of acquired deferred support revenue	3.0	2.5	2.6
Stock-based compensation	48.8	51.3	45.4
Amortization of acquired intangible assets	45.1	36.1	33.7
Acquisition-related charges included in general and administrative expenses	9.9	3.8	7.8
Restructuring charges	52.2	24.9	—
Non-GAAP operating income	$286.3	$246.8	$206.6

GAAP net income (loss)	$143.8	$(35.4)	$85.4
Fair value of acquired deferred support revenue	3.0	2.5	2.6
Stock-based compensation	48.8	51.3	45.4
Amortization of acquired intangible assets	45.1	36.1	33.7
Acquisition-related charges included in general and administrative expenses	9.9	3.8	7.8
Restructuring charges	52.2	24.9	—
Non-operating (gain) loss (1)	(5.7)	0.8	5.1
Income tax adjustments (2)	(77.8)	98.8	(27.8)
Non-GAAP net income	$219.2	$182.9	$152.2
GAAP diluted earnings (loss) per share (3)	$1.19	$(0.30)	$0.71
Stock-based compensation	0.40	0.42	0.38
Amortization of acquired intangible assets	0.37	0.30	0.28
Restructuring charges	0.43	0.21	—
Acquisition-related charges included in general and administrative expenses	0.08	0.03	0.06
Non-operating (gain) loss	(0.05)	0.01	0.04
Income tax adjustments (2)	(0.64)	0.82	(0.23)
All other items identified above	0.03	0.02	0.02
Non-GAAP diluted earnings per share (4)	$1.81	$1.51	$1.26
Operating margin impact of non-GAAP adjustments:
GAAP operating margin	9.8%	10.2%	10.0%
Fair value of acquired deferred support revenue	0.2%	0.2%	0.2%
Stock-based compensation	3.8%	4.1%	3.9%
Amortization of acquired intangible assets	3.5%	2.9%	2.9%
Acquisition-related charges	0.8%	0.3%	0.7%
Restructuring charges	4.0%	2.0%	—%
Non-GAAP operating margin	22.1%	19.6%	17.7%

(1)
Non-operating gain (loss) adjustments: In 2013, we recorded a $0.6 million gain on an investment related to an acquisition and a legal settlement gain of $5.1 million. In 2012, we recorded $0.8 million of foreign currency losses related to MKS legal entity mergers. In 2011, in connection with our acquisition of MKS, we entered into forward contracts to purchase CDN$292 million (equivalent to approximately $305 million when the contracts were entered into). We entered into these forward contracts to reduce our foreign currency exposure related to changes in the Canadian to U.S. Dollar exchange rate from the time we entered into the agreement to acquire MKS (the purchase price was in Canadian Dollars) and the closing date. We realized foreign currency losses of $4.4 million in 2011, recorded as other expense, related to the acquisition of MKS. In 2011, we recorded $0.7 million of foreign currency losses related to a litigation settlement in Japan.

(2)
Income tax adjustments reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above, and also include any identified tax items. In the fourth quarter of 2012, a valuation allowance was established against our U.S. net deferred tax assets. As the U.S. is profitable on a non-GAAP basis, the 2013 non-GAAP tax provision is being calculated assuming there is no U.S. valuation allowance. Additionally, income tax adjustments in 2013 include non-cash tax benefits of $36.7 million related to the release of a portion of the valuation allowance as a result of deferred tax liabilities established for acquisitions recorded in 2013; tax benefits of $3.2 million relating to the final resolution of a long standing tax litigation and completion of an international jurisdiction tax audit; a non-cash tax benefit of $7.9 million related to the release of a portion of the valuation allowance relating to the accounting for our U.S. pension plan (decrease in unrecognized actuarial loss results in a gain recorded in accumulated other comprehensive income); and a $2.6 million benefit relating to a tax audit in a foreign jurisdiction of an acquired company. Income tax adjustments in 2012 include a non-cash net tax charge of $124.5 million to establish a valuation allowance against our U.S. net deferred tax assets; $5.4 million, net primarily related to foreign tax credits which would be fully realized on a non-GAAP basis; $3.3 million, net, primarily related to a $4.2 million charge as a result of acquired legal entity integration activities; and $1.4 million related to the impact from a reduction in the statutory tax rate in Japan on deferred tax assets from a litigation settlement. Income tax adjustments in 2011 includes a non-cash tax provision of $1.9 million in connection with legal entity reorganizations.

(3)	GAAP weighted average shares outstanding for 2012 of 118.7 million shares excludes the effect of stock-based compensation awards due to a GAAP net loss in 2012.

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
The accounting policies, methods and estimates used to prepare our financial statements are described generally in Note B of “Notes to Consolidated Financial Statements.” The most important accounting judgments and estimates that we made in preparing the financial statements involved:

•	revenue recognition;

•	accounting for income taxes;

•	valuation of assets and liabilities acquired in business combinations;

•	valuation of goodwill;

•	accounting for pensions; and

•	legal contingencies.
A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Critical accounting policies require us to make assumptions about matters that are uncertain at the time of the estimate, and different estimates that we could have used, or changes in the estimates that are reasonably likely to occur, may have a material impact on our financial condition or results of operations. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates.

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

•	determining the fair value of services and support elements included in multiple-element arrangements, which is the basis for allocating and deferring revenue for such services and support.
We derive revenues from three primary sources: (1) software licenses, (2) support and (3) services.
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
We generally use the residual method to recognize revenue from software arrangements that include one or more elements to be delivered at a future date when evidence of the fair value of all undelivered elements exists, and the elements of the arrangement qualify for separate accounting as described above. Under the residual method, the fair value of the undelivered elements (i.e., support and services) based on VSOE is deferred and the remaining portion of the total arrangement fee is allocated to the delivered elements (i.e., software license). If evidence of the fair value of one or more of the undelivered elements does not exist, all revenues are deferred and recognized when delivery of all of those elements has occurred or when fair values can be established. We determine VSOE of the fair value of services and support revenue based upon our recent pricing for those elements when sold separately. For certain transactions, VSOE of the fair value of support revenue is determined based on a substantive support renewal clause within a customer contract. Our current pricing practices are influenced primarily by product type, purchase volume, sales channel and customer location. We review services and support sold separately on a periodic basis and update, when appropriate, our VSOE of fair value for such elements to ensure that it reflects our recent pricing experience.
Generally, our contracts are accounted for individually. However, when contracts are closely interrelated and dependent on each other, it may be necessary to account for two or more contracts as one to reflect the substance of the group of contracts.
For subscription-based licenses, license revenue is recognized ratably over the term of the arrangement. In limited circumstances, where the right to use the software license is contingent upon current payments of support, fees for software license and support are recognized ratably over the initial support term.
Support contracts generally include rights to unspecified upgrades (when and if available), telephone and internet-based support, updates and bug fixes. Support revenue is recognized ratably over the term of the support contract on a straight-line basis.
Reimbursements of out-of-pocket expenditures incurred in connection with providing consulting services are included in service revenue, with the offsetting expense recorded in cost of service revenue.
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
As of September 30, 2013, we have a valuation allowance of $129.9 million against net deferred tax assets in the U.S. and a valuation allowance of $26.6 million against net deferred tax assets in certain foreign jurisdictions. In the fourth quarter of 2012, we recorded a $124.5 million non-cash charge to the income tax provision to establish a valuation allowance against substantially all of our U.S. net deferred tax assets. We weighed all available evidence, both positive and negative, and concluded that it was more likely than not (a likelihood of more than 50 percent) that substantially all of our U.S. deferred tax assets will not be realized. The realization of deferred tax assets, including carryforwards and deductible temporary differences, depends on the existence of sufficient taxable income of the same character during the carryback or carryforward period. We considered all sources of taxable income available to realize the deferred tax assets, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years and tax-planning strategies.
The valuation allowance recorded against net deferred tax assets of certain foreign jurisdictions is established primarily for our net operating loss carryforwards, the majority of which do not expire. There are limitations imposed on the utilization of such net operating losses that could further restrict the recognition of any tax benefits.
We have not provided for U.S. income taxes or foreign withholding taxes on foreign unrepatriated earnings as it is our current intention to permanently reinvest these earnings outside the U.S. unless it can be done with no significant tax cost. If we decide to change this assertion in the future to repatriate any additional non-U.S. earnings, we may be required to establish a deferred tax liability on such earnings.
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
Our identifiable intangible assets acquired consist of developed technology, core technology, tradenames, customer lists and contracts, and software support agreements and related relationships. Developed technology consists of products that have reached technological feasibility. Core technology represents a combination of processes, inventions and trade secrets related to the design and development of acquired products. Customer lists and contracts and software support agreements and related relationships represent the underlying relationships and agreements with customers of the acquired company’s installed base. We have generally valued intangible assets using a discounted cash flow model. Critical estimates in valuing certain of the intangible assets include but are not limited to:

•
future expected cash flows from software license sales, customer support agreements, customer contracts and related customer relationships and acquired developed technologies and trademarks and trade names;

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
Net tangible assets consist of the fair values of tangible assets less the fair values of assumed liabilities and obligations. Except for deferred revenues, net tangible assets were generally valued by us at the respective carrying amounts recorded by the acquired company, if we believed that their carrying values approximated their fair values at the acquisition date. The values assigned to deferred revenue reflect an amount equivalent to the estimated cost plus an appropriate profit margin to perform the services related to the acquired company’s software support contracts.
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
Valuation of Goodwill
Our goodwill totaled $769.1 million and $610.3 million as of September 30, 2013 and 2012, respectively. We have two operating segments: (1) Software Products and (2) Services. We assess goodwill for impairment at the reporting unit level. Our reporting units are determined based on the components of our operating segments that constitute a business for which discrete financial information is available and for which operating results are regularly reviewed by segment management. Our reporting units are consistent with our operating segments. As of September 30, 2013 and 2012, goodwill and acquired intangible assets in the aggregate attributable to our software products reportable segment was $979.3 million and $768.1 million, respectively, and attributable to our services reportable segment was $62.9 million and $28.1 million, respectively. We test goodwill for impairment in the third quarter of our fiscal year, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting segment below its carrying value. Factors we consider important (on an overall company basis and reportable segment basis, as applicable) that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in our use of the acquired assets or a significant change in the strategy for our business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, or a reduction of our market capitalization relative to net book value.
Our 2013 goodwill impairment assessment was based on a qualitative assessment. On July 2, 2011, the estimated fair value of each reporting unit was approximately double its carrying value or higher. Because our fair value was well in excess of our carrying value on that date and there were no other indicators that our goodwill had become impaired since that date, we elected to perform a qualitative assessment to test each reporting unit’s goodwill for impairment. Based on our qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be greater than its carrying amount no additional testing will be performed. If we determine that the fair value of a reporting unit is more likely than not to be less than its carrying amount, the two step impairment test will be performed. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.
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
Accounting for Pensions
We sponsor several U.S. and international pension plans. We make assumptions that are used in calculating the expense and liability of these plans. These key assumptions include the expected long-term rate of return on plan assets and the discount rate used to determine the present value of benefit obligations. In selecting the expected long-term rate of return on assets, we consider the average future rate of earnings expected on the funds invested to provide for the benefits under the pension plan. This includes considering the plans' asset allocations and the expected returns likely to be earned over the life of the plans. The discount rate reflects the estimated rate at which an amount that is invested in a portfolio of high-quality debt instruments would provide the future cash flows necessary to pay benefits when they come due. The actuarial assumptions used by us may differ materially from actual results due to changing market and economic conditions or longer or shorter life spans of the participants. Our actual results could differ materially from those we estimated, which could require us to record a greater amount of pension expense in future years and/or require higher than expected cash contributions.
In the U.S., we sponsor a frozen pension plan covering mostly inactive participants. The U.S. discount rate is determined using a bond-matching tool. Under this tool, discount rates are derived by identifying a theoretical settlement portfolio of high quality bonds sufficient to provide for the pension plan's projected benefit payments. A single rate is then determined that results in a discounted value of the plan's benefit payments that equates to the market value of the selected bonds. In determining our U.S. pension cost for 2013, 2012 and 2011, we used a discount rate of 4.00%, 4.50% and 5.00%, respectively, and an expected return on plan assets of 7.25% for all three years.
Certain of our international subsidiaries (principally Germany) also sponsor pension plans. Accounting and reporting for these plans requires the use of country-specific assumptions for discount rates and expected rates of return on assets. We apply a consistent methodology in determining the key assumptions that, in addition to future experience assumptions such as mortality rates, are used by our actuaries to determine our liability and expense for each of these plans. The discount rate for Germany was selected with reference to a spot-rate yield curve based on the yields of Aa-rated Euro-denominated corporate bonds. In addition, our actuarial consultants determine the expense and liabilities of the plan using other assumptions for future experience, such as mortality rates. In determining our pension cost for 2013, 2012 and 2011, we used weighted average discount rates of 3.4%, 4.8% and 4.0%, respectively, and weighted average expected returns on plan assets of 5.4%, 5.4% and 5.6%, respectively.
In 2013 and 2012, our actual return on plan assets for all plans was $13.6 million and $16.5 million, respectively, compared to a loss of $1.6 million in 2011.
Continued distress in global financial markets has caused, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuation of others. If actual returns are below our expected rates of return, it will impact the amount and timing of future contributions and expense for these plans.
As of September 30, 2013 and 2012, our plans in total were underfunded, representing the difference between our projected benefit obligation and fair value of plan assets, by $50.1 million and $76.3 million, respectively. The projected benefit obligation as of September 30, 2013 was determined using a discount rate of 4.9% for the U.S. plan and a weighted average discount rate of 3.3% for our international plans. The most sensitive assumptions used in calculating the expense and liability of our pension plans are the discount rate and the expected return on plan assets. Total net periodic pension cost was $5.5 million in 2013 and we expect it to be approximately $3 million in 2014. A 50 basis point change to our discount rate and expected return on plan assets assumptions would have changed our pension expense for the year ended September 30, 2013 by approximately $1 million. A 50 basis point decrease in our discount rate assumptions would increase our projected benefit obligation as of September 30, 2013 by approximately $14 million.
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
Liquidity and Capital Resources

	September 30,
	2013	2012	2011
	(in thousands)
Cash and cash equivalents	$241,913	$489,543	$167,878
Activity for the year included the following:
Cash provided by operating activities	$224,683	$217,975	$78,698
Cash used by investing activities	(274,450)	(31,633)	(307,843)
Cash (used) provided by financing activities	(196,524)	134,663	150,420
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

Cash provided by operating activities
Cash provided by operating activities was $224.7 million in 2013, compared to $218.0 million in 2012. Cash provided by operations was higher due to higher earnings (non-GAAP net income was $219.2 million in 2013 compared to $182.9 million in 2012), partially offset by higher restructuring payments ($37 million in 2013 compared to $21 million in the 2012), and $7 million of payments to satisfy compensation-related accruals assumed from Servigistics. Accounts receivable days sales outstanding was 60 days as of September 30, 2013 compared to 61 days as of September 30, 2012.
We periodically provide financing with payment terms up to 24 months to credit-worthy customers. Other assets in the accompanying consolidated balance sheets include non-current receivables from customers related to extended payment term contracts totaling $17.0 million and $13.0 million at September 30, 2013 and 2012, respectively. We periodically transfer future payments under customer contracts to third-party financial institutions on a non-recourse basis. We sold $17.0 million of receivables in 2013 compared to $14.3 million in 2012.
Cash paid for income taxes was $35.4 million, $53.0 million and $28.1 million in 2013, 2012 and 2011, respectively. Additionally, in 2011, we resolved a legal matter which reduced our cash balance by $48 million.
Cash used by investing activities

	Year ended September 30,
	2013	2012	2011
	(in thousands)
Acquisitions of businesses, net of cash acquired	$(245,843)	$(220)	$(280,026)
Additions to property and equipment	(29,328)	(31,413)	(27,817)
Other	721	—	—
	$(274,450)	$(31,633)	$(307,843)
In the first quarter of 2013, we acquired Servigistics, Inc. for $220.8 million, net of cash acquired. In the fourth quarter of 2013, we acquired all of the outstanding common stock of NetIDEAS, a privately held U.S. based company, and Enigma Information Systems LTD, a privately held company with operations in Israel, the U.S., the U.K and Sweden, for an aggregate of $25.0 million, net of cash acquired.
In 2011, we acquired MKS for an aggregate purchase price of $265.2 million, net of cash acquired. We also acquired 4CS in 2011. Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements.
Cash provided (used) by financing activities

	Year ended September 30,
	2013	2012	2011
	(in thousands)
Borrowings under revolving credit facility	$—	$230,000	$250,000
Repayments of borrowings under revolving credit facility	(111,875)	(60,000)	(50,000)
Repurchases of common stock	(74,871)	(34,953)	(54,921)
Proceeds from issuance of common stock	4,884	21,210	24,756
Payments of withholding taxes in connection with vesting of stock-based awards	(14,996)	(20,967)	(22,520)
Excess tax benefits from stock-based awards	334	1,324	5,398
Other	—	(1,951)	(2,293)
	$(196,524)	$134,663	$150,420
In the fourth quarter of 2012, we borrowed $230 million under our credit facility to finance our acquisition of Servigistics. Proceeds from issuance of common stock reflects stock option exercises. Stock option exercises totaled 0.5 million shares in 2013, 2.3 million shares in 2012 and 1.9 million shares in 2011. As of September 30, 2013, we had approximately 0.1 million stock options outstanding with gross exercise prices totaling $1.0 million. Accordingly, future proceeds from stock option exercises will not exceed $1.0 million (unless additional options are granted in the future).

Share Repurchase Authorization
Our Board of Directors has periodically authorized the repurchase of shares of our common stock. Under our current authorization we may repurchase up to $100 million worth of shares with cash from operations in the period October 1, 2013 through September 30, 2014. We repurchased 3.1 million shares at a cost of $74.9 million in 2013, 1.6 million shares at a cost of $35.0 million, in 2012 and 2.6 million shares at a cost of $54.9 million in 2011. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued. Future repurchases of shares will reduce our cash balances.
Credit Facility
In August 2012, we entered into a multi-currency credit facility (the credit facility) with a syndicate of ten banks for which JPMorgan Chase Bank, N.A. acts as Administrative Agent. The credit facility replaced a revolving credit facility with the same banks (the previous credit facility) entered into in August 2010. We expect to use the credit facility for general corporate purposes, including acquisitions of businesses and working capital requirements. The credit facility consists of a $150 million term loan and a $300 million revolving loan commitment, and may be increased by an additional $150 million (in the form of revolving loans or term loans, or a combination thereof) if the existing or additional lenders are willing to make such increased commitments. The revolving loan commitment does not require amortization of principal. The term loan requires repayment of principal at the end of each calendar quarter. The revolving loan and term loan may be repaid in whole or in part prior to the scheduled maturity dates at our option without penalty or premium. The credit facility matures on August 16, 2017, when all remaining amounts outstanding will be due and payable in full. We are required to make principal payments under the term loan of $15.0 million, $15.0 million, $22.5 million and $90.0 million in 2014, 2015, 2016 and 2017, respectively.

As of September 30, 2013, we had $258.1 million outstanding under the credit facility, comprised of $142.5 million under the term loan and a $115.6 million revolving loan. As of September 30, 2012, the balance outstanding under the credit facility was $370 million, including $230 million borrowed in connection with our acquisition of Servigistics in September 2012.
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

As of September 30, 2013, our leverage ratio was 0.94 to 1.00, our fixed charge coverage ratio was 18.43 to 1.00 and we were in compliance with all financial and operating covenants of the credit facility.

For a description of additional terms and conditions of the credit facility, including limitations on our ability to undertake certain actions, see Note H Debt in the “Notes to Consolidated Financial Statements.”
Expectations for Fiscal 2014
We believe that existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements through at least the next twelve months and to meet our known long-term capital requirements. In addition, we expect to generate sufficient cash flow from operations in 2014 to repay approximately $100 million outstanding under our credit facility and to repurchase approximately $75 million worth of shares of our common stock. Capital expenditures in 2014 are currently anticipated to be approximately $29 million.
We have evaluated, and expect to continue to evaluate, possible strategic transactions on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible strategic transactions. Our expected uses of cash could change, our cash position could be reduced and we may incur additional debt if we complete any significant acquisitions.
At September 30, 2013, we had cash and cash equivalents of $30.4 million in the United States, $97.9 million in Europe, $89.9 million in the Pacific Rim (including India), $13.3 million in Japan and $10.4 million in other non-U.S. countries. As of September 30, 2013, we had an outstanding intercompany loan receivable of $154.4 million owed to the U.S. from our top tier foreign subsidiary, primarily resulting from our business reorganizations described in Note G Income Taxes in the “Notes to Consolidated Financial Statements.” This amount can be repaid with cash generated by our foreign subsidiaries and repatriated to the U.S. without tax cost.
Contractual Obligations
At September 30, 2013, our contractual obligations were as follows:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Credit facility (1)	$273.1	$19.3	$45.4	$208.4	$—
Operating leases (2)	198.8	40.9	63.7	41.4	52.8
Purchase obligations (3)	33.4	21.1	12.3	—	—
Pension liabilities (4)	50.1	6.6	11.7	9.8	22.0
Unrecognized tax benefits (5)	13.7	—	—	—	—
Total	$569.1	$87.9	$133.1	$259.6	$74.8

(1)
Credit facility amounts above include required principal repayments and interest and commitment fees based on the balance outstanding as of September 30, 2013 and the interest rate in effect as of September 30, 2013, 1.5625%.

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

(3)
Purchase obligations represent minimum commitments due to third parties, including royalty contracts, research and development contracts, telecommunication contracts, information technology maintenance contracts in support of internal-use software and hardware and other marketing and consulting contracts. Contracts for which our commitment is variable, based on volumes, with no fixed minimum quantities, and contracts that can be canceled without payment penalties have been excluded. The purchase obligations included above are in addition to amounts included in current liabilities and prepaid expenses recorded on our September 30, 2013 consolidated balance sheet.

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

(5)
As of September 30, 2013, we had recorded total unrecognized tax benefits of $13.7 million. This liability is not subject to fixed payment terms and the amount and timing of payments, if any, which we will make related to this liability, are not known. See Note G of “Notes to Consolidated Financial Statements” for additional information.

As of September 30, 2013, we had letters of credit and bank guarantees outstanding of approximately $3.9 million (of which $1.0 million was collateralized), primarily related to our corporate headquarters lease in Needham, Massachusetts.
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

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note B Summary of Significant Accounting Policies in the "Notes to Consolidated Financial Statements."

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
Our non-U.S. revenues generally are transacted through our non-U.S. subsidiaries and typically are denominated in their local currency. In addition, expenses that are incurred by our non-U.S. subsidiaries typically are denominated in their local currency. In 2013, 2012 and 2011, approximately two-thirds of our revenue and half of our expenses were transacted in currencies other than the U.S. dollar. Currency translation affects our reported results because we report our results of operations in U.S. Dollars. Historically, our most significant currency risk has been changes in the Euro and Japanese Yen relative to the U.S. Dollar. Based on 2013 revenue and expense levels (excluding restructuring charges), a $0.10 change in the USD to European exchange rates and a 10 Yen change in the Yen to USD exchange rate would impact operating income by approximately $13 million and $7 million, respectively.
Our exposure to foreign currency exchange rate fluctuations arises in part from intercompany transactions, with most intercompany transactions occurring between a U.S. dollar functional currency entity and a foreign currency denominated entity. Intercompany transactions typically are denominated in the local currency of the non-U.S. dollar functional currency subsidiary in order to centralize foreign currency risk. Also, both PTC (the parent company) and our non-U.S. subsidiaries may transact business with our customers and vendors in a currency other than their functional currency (transaction risk). In addition, we are exposed to foreign exchange rate fluctuations as the financial results and balances of our non-U.S. subsidiaries are translated into U.S. dollars (translation risk). If sales to customers outside of the United States increase, our exposure to fluctuations in foreign currency exchange rates will increase.
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
As of September 30, 2013 and 2012, we had outstanding forward contracts with notional amounts equivalent to the following:

	September 30,
Currency Hedged	2013	2012
	(in thousands)
Canadian/U.S. Dollar	$41,852	$54,133
Euro/U.S. Dollar	50,902	53,716
Chinese Renminbi/U.S. Dollar	—	3,666
Japanese Yen/U.S. Dollar	6,496	13,415
Swiss Franc/U.S. Dollar	9,678	—
All other	15,506	8,973
Total	$124,434	$133,903
Debt

As of September 30, 2013, the amount outstanding under our variable-rate credit facility was $258.1 million, including a term loan of $142.5 million and a revolving credit facility of $115.6 million. Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by the Company. These loans are subject to interest rate risk as interest rates will be adjusted at each rollover date to the extent such amounts are not repaid. As of September 30, 2013, the annual rate on the term loan was 1.5625% (which reset on November 15, 2013 to 1.50%) and the annual interest rate on the revolving loan was 1.5625%. If there was a hypothetical 100 basis point change in interest rates, the annual net impact to earnings and cash flows would be $2.6 million. This hypothetical change in cash flows and earnings has been calculated based on the borrowings outstanding at September 30, 2013 and a 100 basis point per annum change in interest rate applied over a one-year period.
Cash and cash equivalents
As of September 30, 2013, cash equivalents were invested in highly liquid investments with maturities of three months or less when purchased. We invest our cash with highly rated financial institutions in North America, Europe and Asia-Pacific and in diversified domestic and international money market mutual funds. At September 30, 2013, we had cash and cash equivalents of $97.9 million in Europe, $30.4 million in the United States, $89.9 million in the Pacific Rim (including India), $13.3 million in Japan and $10.4 million in other non-U.S. countries. Given the short maturities and investment grade quality of the portfolio holdings at September 30, 2013, a hypothetical 10% change in interest rates would not materially affect the fair value of our cash and cash equivalents.
Our invested cash is subject to interest rate fluctuations and, for non-U.S. operations, foreign currency risk. In a declining interest rate environment, we would experience a decrease in interest income. The opposite holds true in a rising interest rate environment. Over the past several years, the U.S. Federal Reserve Board, European Central Bank and Bank of England have changed certain benchmark interest rates, which have led to declines and increases in market interest rates. These changes in market interest rates have resulted in fluctuations in interest income earned on our cash and cash equivalents. Interest income will continue to fluctuate based on changes in market interest rates and levels of cash available for investment. Our consolidated cash balances were impacted unfavorably by $1.3 million in 2013 and favorably by $0.7 million and $6.4 million in 2012 and 2011, respectively, due to changes in foreign currencies relative to the U.S. dollar, particularly the Euro and the Japanese Yen.

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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2013.
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
Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on this assessment and those criteria, our management concluded that, as of September 30, 2013, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of September 30, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears under Item 8.
Change in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.Other Information
None.
PART III

ITEM 10.Directors, Executive Officers and Corporate Governance
The information required by this item with respect to our directors and executive officers, including the qualifications of certain members of the Audit Committee of our Board of Directors, may be found in the sections captioned “Proposal 1: Election of Directors,” “The Committees of the Board,” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in our 2014 Proxy Statement. Such information is incorporated into this Item 10 by reference.
Our executive officers are:

Name	Age	Position
James Heppelmann	49	President and Chief Executive Officer
Barry Cohen	69	Executive Vice President, Strategy
Anthony DiBona	58	Executive Vice President, Global Support
Marc Diouane	45	Executive Vice President, Global Services and Partners
Jeffrey Glidden	63	Executive Vice President, Chief Financial Officer
Robert Ranaldi	44	Executive Vice President, Worldwide Sales
Aaron von Staats	47	Corporate Vice President, General Counsel and Secretary
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
Mr. DiBona has been our Executive Vice President, Global Support since April 2003. Mr. DiBona joined PTC in 1998.
Mr. Diouane has been our Executive Vice President, Global Services and Partners since October 2010. Mr. Diouane was our Senior Divisional Vice President, International Sales EMEA and APAC from October 2009 to September 2010, our Senior Divisional Vice President, European Sales from October 2008 to September 2009, and our Divisional Vice President, European Sales from January 2005 to September 2008. Mr. Diouane joined PTC in 1994.
Mr. Glidden has been our Executive Vice President, Chief Financial Officer since September 2010. Mr. Glidden was Vice President, Chief Financial Officer of Airvana, Inc., a publicly-traded network infrastructure provider, from December 2005 to April 2010. Prior to that, Mr. Glidden was employed by RSA Security Inc., a publicly-traded e-security company, where he was Senior Vice President, Finance and Operations and Chief Financial Officer.
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

ITEM 11.Executive Compensation
Information with respect to director and executive compensation may be found under the headings captioned “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation,” and "Compensation Committee Report" appearing in our 2014 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item with respect to security ownership may be found under the headings captioned “Information about PTC Common Stock Ownership” in our 2014 Proxy Statement. Such information is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION as of SEPTEMBER 30, 2013
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2000 Equity Incentive Plan (1)	5,219,311	(1)	$8.34	(2)	6,665,296
Equity compensation plans not approved by security holders:
1997 Nonstatutory Stock Option Plan (3)	68,996		$10.91		—
Total	5,288,307		$10.13	(2)	6,665,296

(1) Includes 5,189,184 shares of our common stock issuable upon vesting of outstanding restricted stock units granted under our 2000 Equity Incentive Plan.
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

ITEM 13.Certain Relationships and Related Transactions, and Director Independence
Information with respect to this item may be found under the headings “Independence of Our Directors,” “Review of Transactions with Related Persons” and “Transactions with Related Persons” appearing in our 2014 Proxy Statement. Such information is incorporated herein by reference.

ITEM 14.Principal Accounting Fees and Services
Information with respect to this item may be found under the headings “Engagement of Independent Auditor and Approval of Professional Services and Fees” and “PricewaterhouseCoopers LLP Professional Services and Fees” appearing in our 2014 Proxy Statement. Such information is incorporated herein by reference.

PART IV

ITEM 15.Exhibits and Financial Statement Schedules
(a) Documents Filed as Part of Form 10-K

1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2013 and 2012	F-1
	Consolidated Statements of Operations for the years ended September 30, 2013, 2012 and 2011	F-2
	Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2013, 2012 and 2011	F-3
	Consolidated Statements of Cash Flows for the years ended September 30, 2013, 2012 and 2011	F-4
	Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2013, 2012 and 2011	F-5
	Notes to Consolidated Financial Statements	F-6
	Report of Independent Registered Public Accounting Firm	F-35

2.	Financial Statement Schedules
Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included in the Financial Statements per Item 15(a)1 above.

3.	Exhibits
The list of exhibits in the Exhibit Index is incorporated herein by reference.
 (b) Exhibits
We hereby file the exhibits listed in the attached Exhibit Index.
(c) Financial Statement Schedules
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of November, 2013.

PTC Inc.

By:	/s/ JAMES HEPPELMANN
James Heppelmann President and Chief Executive Officer

POWER OF ATTORNEY
We, the undersigned officers and directors of PTC Inc., hereby severally constitute Jeffrey Glidden and Aaron von Staats, Esq., and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below any and all subsequent amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below, on the 22nd day of November, 2013.

Signature	Title
(i) Principal Executive Officer:

/s/ JAMES HEPPELMANN	President and Chief Executive Officer
James Heppelmann

(ii) Principal Financial and Accounting Officer:

/s/ JEFFREY GLIDDEN	Executive Vice President and Chief Financial Officer
Jeffrey Glidden

(iii) Board of Directors:

/s/ DONALD GRIERSON	Chairman of the Board of Directors
Donald Grierson

/s/ THOMAS BOGAN	Director
Thomas Bogan

/s/ JANICE CHAFFIN	Director
Janice Chaffin

/s/ JAMES HEPPELMANN	Director
James Heppelmann

/s/ PAUL LACY	Director
Paul Lacy

/s/ MICHAEL PORTER	Director
Michael Porter

/s/ ROBERT SCHECHTER	Director
Robert Schechter

/s/ RENATO ZAMBONINI	Director
Renato Zambonini

EXHIBIT INDEX

Exhibit Number		Exhibit

2.1	—
Stock Purchase Agreement dated as of August 7, 2012 by and among PTC Inc., Servigistics, Inc., the stockholders of Servigistics, Inc. and Servigistics, LLC (filed as Exhibit 10.1 to our Current Report on Form 8-K dated August 7, 2012 (File No. 0-18059) and incorporated herein by reference).

3.1(a)	—
Restated Articles of Organization of PTC Inc. adopted February 4, 1993 (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1996 (File No. 0-18059) and incorporated herein by reference).

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

3.1(g)	—
Articles of Amendment to Restated Articles of Organization adopted January 28, 2013 (filed as Exhibit 3.1(g) to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2012 (File No. 0-18059) and incorporated herein by reference).

3.2	—
By-Laws, as amended and restated, of PTC Inc. (filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 0-18059) and incorporated herein by reference).

10.1.1*	—	PTC Inc. 2000 Equity Incentive Plan (filed as Exhibit 10.1. to our Current Report on Form 8-K filed on March 6, 2013 and incorporated herein by reference).

10.1.2*	—
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
Form of Restricted Stock Unit Certificate (U.S. Section 16 Officers) (filed as Exhibit 10.1.9 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (File No. 0-18059) and incorporated herein by reference).

10.1.10*	—
Form of Restricted Stock Unit Certificate (Non-Employee Director) (filed as Exhibit 10.1.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2013 (File No. 0-18059) and incorporated herein by reference).

10.1.11	—	Form of Restricted Stock Unit Certificate (U.S.).

10.2*	—
PTC Inc. 1997 Incentive Stock Option Plan (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 0-18059) and incorporated herein by reference).

10.3*	—
Amendment to PTC Inc. 1997 Incentive Stock Option Plan (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 (File No. 0-18059) and incorporated herein by reference).

10.4	—
PTC Inc. 1997 Nonstatutory Stock Option Plan (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 0-18059) and incorporated herein by reference).

10.5*	—
2009 Executive Cash Incentive Performance Plan (filed as Exhibit 10.5 to our Annual Report Form 10-K for the fiscal year ended September 30, 2012 (File No. 0-18059) and incorporated herein by reference).

10.6*	—
Form of Executive Agreement by and between PTC Inc. and Robert Ranaldi entered into May 6, 2011 (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended July 2, 2011 (File No. 0-18059) and incorporated herein by reference).

10.7*	—
Amended and Restated Executive Agreement with James Heppelmann, President and Chief Executive Officer, dated May 7, 2010 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010 (File No. 0-18059) and incorporated herein by reference).

10.8*	—
Amendment to Executive Agreement dated as of November 18, 2011 by and between PTC Inc. and James Heppelmann to Amended and Restated Executive Agreement dated as of May 7, 2010 by and between PTC and James Heppelmann (filed as Exhibit 10.2 to our Current Report on Form 8-K dated November 15, 2011 (File No. 0-18059) and incorporated herein by reference).

10.9*	—	Amendment to Executive Agreement by and between PTC Inc. and James Heppelmann dated May 13, 2013.

10.10*	—
Form of Amended and Restated Executive Agreement entered into with each of Barry Cohen, Anthony DiBona, and Aaron von Staats (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter dated April 3, 2010 (File No. 0-18059) and incorporated herein by reference).

10.11*	—
Form of Amendment to Amended and Restated Executive Agreement entered into as of November 18, 2011 by and between PTC Inc. and each of Barry Cohen, Anthony DiBona, and Aaron von Staats (filed as Exhibit 10.3 to our Current Report on Form 8-K dated November 15, 2011 (File No. 0-18059) and incorporated herein by reference).

10.12*	—
Executive Agreement dated September 14, 2010 with Jeffrey Glidden (filed as Exhibit 10 to our Current Report on Form 8-K dated September 20, 2010 (File No. 0-18059) and incorporated herein by reference).

10.13*	—
Executive Agreement dated October 1, 2010 with Marc Diouane (filed as Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 (File No. 0-18059) and incorporated herein by reference).

10.18	—
Lease dated December 14, 1999 by and between PTC Inc. and Boston Properties Limited Partnership (filed as Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 0-18059) and incorporated herein by reference).

10.19	—
Third Amendment to Lease Agreement dated as of October 27, 2010 by and between Boston Properties Limited Partnership and PTC Inc. (filed as Exhibit 10.1 to our Current Report on Form 8-K dated November 8, 2010 (File No. 0-18059) and incorporated herein by reference).

10.20	—
Credit Agreement dated as of August 16, 2012 by and among PTC Inc., JPMorgan Chase Bank, N.A., KeyBank National Association, RBS Citizens, N.A., Bank of America, N.A., HSBC Bank USA, N.A., Silicon Valley Bank, Sovereign Bank, TD Bank, N.A., Wells Fargo Bank, N.A., and The Huntington National Bank (filed as Exhibit 10 to our Current Report on Form 8-K dated August 16, 2012 (File No 0-18059) and incorporated herein by reference).

21.1	—	Subsidiaries of PTC Inc.

23.1	—	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

31.1	—	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a).

31.2	—	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a).

32**	—	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

101	—
The following materials from PTC Inc.'s Annual Report on Form 10-K for the year ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2013 and 2012; (ii) Consolidated Statements of Operations for the years ended September 30, 2013, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2013, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2013, 2012 and 2011; (v) Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2013, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements.

*	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of PTC participates.

**	Indicates that the exhibit is being furnished with this report and is not filed as a part of it.

APPENDIX A
PTC Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$241,913	$489,543
Accounts receivable, net of allowance for doubtful accounts of $3,030 and $3,418 at September 30, 2013 and 2012, respectively	229,106	217,370
Prepaid expenses	45,674	28,341
Other current assets	123,878	121,019
Deferred tax assets	39,645	22,879
Total current assets	680,216	879,152
Property and equipment, net	64,652	63,466
Goodwill	769,095	610,347
Acquired intangible assets, net	273,121	185,885
Deferred tax assets	7,696	20,660
Other assets	34,126	32,124
Total assets	$1,828,906	$1,791,634
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$66,006	$65,517
Accrued compensation and benefits	112,733	92,212
Accrued income taxes	7,074	804
Deferred tax liabilities	853	402
Current portion of long term debt	15,000	7,500
Deferred revenue	326,947	315,309
Total current liabilities	528,613	481,744
Long term debt, net of current portion	243,125	362,500
Deferred tax liabilities	42,088	31,854
Deferred revenue	9,966	12,220
Other liabilities	78,634	106,057
Total liabilities	902,426	994,375
Commitments and contingencies (Note I)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 118,446 and 119,553 shares issued and outstanding at September 30, 2013 and 2012, respectively	1,185	1,196
Additional paid-in capital	1,786,820	1,822,698
Accumulated deficit	(810,365)	(954,134)
Accumulated other comprehensive loss	(51,160)	(72,501)
Total stockholders’ equity	926,480	797,259
Total liabilities and stockholders’ equity	$1,828,906	$1,791,634
The accompanying notes are an integral part of these consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended September 30,
	2013	2012	2011
Revenue:
License	$344,209	$348,394	$342,121
Service	294,653	295,342	267,150
Support	654,679	611,943	557,678
Total revenue	1,293,541	1,255,679	1,166,949
Cost of revenue:
Cost of license revenue	33,004	30,595	28,792
Cost of service revenue	258,954	265,483	260,650
Cost of support revenue	81,081	76,050	67,326
Total cost of revenue	373,039	372,128	356,768
Gross margin	920,502	883,551	810,181
Sales and marketing	360,640	377,796	353,051
Research and development	221,918	214,960	211,406
General and administrative	131,937	117,468	110,291
Amortization of acquired intangible assets	26,486	20,303	18,319
Restructuring charges	52,197	24,928	—
Total operating expenses	793,178	755,455	693,067
Operating income	127,324	128,096	117,114
Foreign currency losses, net	(2,027)	(5,862)	(12,293)
Interest income	2,862	2,920	3,844
Interest expense	(6,976)	(4,746)	(3,310)
Other income (expense), net	5,051	328	(807)
Income before income taxes	126,234	120,736	104,548
(Benefit) provision for income taxes	(17,535)	156,134	19,124
Net income (loss)	$143,769	$(35,398)	$85,424
Earnings (loss) per share—Basic	$1.20	$(0.30)	$0.73
Earnings (loss) per share—Diluted	$1.19	$(0.30)	$0.71
Weighted average shares outstanding—Basic	119,473	118,705	117,579
Weighted average shares outstanding—Diluted	121,240	118,705	120,974
The accompanying notes are an integral part of these consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year ended September 30,
	2013	2012	2011
Net income (loss)	$143,769	$(35,398)	$85,424
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0 for all periods	7,165	(2,176)	(7,174)
Minimum pension liability adjustment, net of tax of $8,094 for 2013, $4,875 for 2012, and $3,209 for 2011	14,176	(5,561)	(5,110)
Other comprehensive income (loss)	21,341	(7,737)	(12,284)
Comprehensive income (loss)	$165,110	$(43,135)	$73,140
The accompanying notes are an integral part of these consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended September 30,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$143,769	$(35,398)	$85,424
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	48,787	51,305	45,402
Depreciation and amortization	76,551	66,471	62,394
Provision for loss on accounts receivable	213	258	51
(Benefit from) provision for deferred income taxes	(39,714)	104,766	(35,063)
Excess tax benefits realized from stock-based awards	(334)	(1,324)	(5,398)
Other non-cash costs, net	126	32	55
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	17,308	32,309	(32,334)
Accounts payable and accrued expenses	(4,828)	(8,556)	(58)
Accrued litigation	—	—	(52,129)
Accrued compensation and benefits	11,036	983	(3,788)
Deferred revenue	6,727	14,362	8,195
Accrued income taxes, net of income tax receivable	(15,211)	(4,005)	18,931
Other current assets and prepaid expenses	(9,113)	8,332	(1,826)
Other noncurrent assets	(11,766)	(12,423)	(15,111)
Other noncurrent liabilities	1,132	863	3,953
Net cash provided by operating activities	224,683	217,975	78,698
Cash flows from investing activities:
Additions to property and equipment	(29,328)	(31,413)	(27,817)
Acquisitions of businesses, net of cash acquired	(245,843)	(220)	(280,026)
Other	721	—	—
Net cash used by investing activities	(274,450)	(31,633)	(307,843)
Cash flows from financing activities:
Borrowings under revolving credit facility	—	230,000	250,000
Repayments of borrowings under revolving credit facility	(111,875)	(60,000)	(50,000)
Repurchases of common stock	(74,871)	(34,953)	(54,921)
Proceeds from issuance of common stock	4,884	21,210	24,756
Excess tax benefits realized from stock-based awards	334	1,324	5,398
Payments of withholding taxes in connection with vesting of stock-based awards	(14,996)	(20,967)	(22,520)
Credit facility origination costs	—	(1,951)	(995)
Other	—	—	(1,298)
Net cash (used) provided by financing activities	(196,524)	134,663	150,420
Effect of exchange rate changes on cash and cash equivalents	(1,339)	660	6,350
Net (decrease) increase in cash and cash equivalents	(247,630)	321,665	(72,375)
Cash and cash equivalents, beginning of year	489,543	167,878	240,253
Cash and cash equivalents, end of year	$241,913	$489,543	$167,878
The accompanying notes are an integral part of these consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 1, 2010	115,826	$1,158	$1,802,786	$(1,004,160)	$(52,480)	$747,304
Common stock issued for employee stock-based awards	4,803	48	24,708	—	—	24,756
Shares surrendered by employees to pay taxes related to stock-based awards	(1,043)	(10)	(22,510)	—	—	(22,520)
Compensation expense from stock-based awards	—	—	45,402	—	—	45,402
Tax shortfalls from stock-based awards	—	—	9,438	—	—	9,438
Net income	—	—	—	85,424	—	85,424
Repurchases of common stock	(2,649)	(27)	(54,894)	—	—	(54,921)
Foreign currency translation adjustment	—	—	—	—	(7,174)	(7,174)
Change in pension benefits, net of tax	—	—	—	—	(5,110)	(5,110)
Other	—	—	91	—	—	91
Balance as of September 30, 2011	116,937	1,169	1,805,021	(918,736)	(64,764)	822,690
Common stock issued for employee stock-based awards	5,077	51	21,159	—	—	21,210
Shares surrendered by employees to pay taxes related to stock-based awards	(908)	(9)	(20,958)	—	—	(20,967)
Compensation expense from stock-based awards	—	—	51,305	—	—	51,305
Excess tax benefits from stock-based awards	—	—	1,109	—	—	1,109
Net income	—	—	—	(35,398)	—	(35,398)
Repurchases of common stock	(1,553)	(15)	(34,938)	—	—	(34,953)
Foreign currency translation adjustment	—	—	—	—	(2,176)	(2,176)
Change in pension benefits, net of tax	—	—	—	—	(5,561)	(5,561)
Balance as of September 30, 2012	119,553	1,196	1,822,698	(954,134)	(72,501)	797,259
Common stock issued for employee stock-based awards	2,655	27	4,857	—	—	4,884
Shares surrendered by employees to pay taxes related to stock-based awards	(709)	(7)	(14,989)	—	—	(14,996)
Compensation expense from stock-based awards	—	—	48,787	—	—	48,787
Excess tax benefits from stock-based awards	—	—	307	—	—	307
Net income	—	—	—	143,769	—	143,769
Repurchases of common stock	(3,053)	(31)	(74,840)	—	—	(74,871)
Foreign currency translation adjustment	—	—	—	—	7,165	7,165
Change in pension benefits, net of tax	—	—	—	—	14,176	14,176
Balance as of September 30, 2013	118,446	$1,185	$1,786,820	$(810,365)	$(51,160)	$926,480
The accompanying notes are an integral part of these consolidated financial statements.

PTC Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. Description of Business and Basis of Presentation
Business
PTC Inc. was incorporated in 1985 and is headquartered in Needham, Massachusetts. PTC Inc. develops and delivers technology solutions, comprised of software and services, that transform the way our customers create and service their products. Our solutions help our customers in discrete manufacturing organizations optimize the activities within individual business functions, including engineering, supply chain, manufacturing and service, and coordinate these processes across the enterprise to create product and service advantage. Our technology solutions are complemented by our services and support organizations, as well as third-party resellers and other strategic partners, who provide services and support to customers worldwide.
Basis of Presentation
Our fiscal year-end is September 30. The consolidated financial statements include PTC Inc. (the parent company) and its wholly owned subsidiaries, including those operating outside the U.S. All intercompany balances and transactions have been eliminated in the consolidated financial statements.
We prepare our financial statements under generally accepted accounting principles in the U.S. that require management to make estimates and assumptions that affect the amounts reported and the related disclosures. Actual results could differ from these estimates.
B. Summary of Significant Accounting Policies
Foreign Currency Translation
For our non-U.S. operations where the functional currency is the local currency, we translate assets and liabilities at exchange rates in effect at the balance sheet date and record translation adjustments in stockholders’ equity. For our non-U.S. operations where the U.S. dollar is the functional currency, we remeasure monetary assets and liabilities using exchange rates in effect at the balance sheet date and nonmonetary assets and liabilities at historical rates and record resulting exchange gains or losses in foreign currency net losses in the consolidated statement of operations. We translate income statement amounts at average rates for the period. Transaction gains and losses are recorded in foreign currency net losses in the consolidated statements of operations.
Revenue Recognition
We derive revenues from three primary sources: (1) software licenses, (2) services, and (3) support. We exercise judgment and use estimates in connection with determining the amounts of software license and services revenues to be recognized in each accounting period. We recognize revenue when: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred (generally, FOB shipping point or electronic distribution), (3) the fee is fixed or determinable, and (4) collection is probable.
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
We generally use the residual method to recognize revenue from software arrangements that include one or more elements to be delivered at a future date when evidence of the fair value of all undelivered elements exists, and the elements of the arrangement qualify for separate accounting as described above. Under the residual method, the fair value of the undelivered elements (i.e., support and services) based on VSOE is deferred and the remaining portion of the total arrangement fee is allocated to the delivered elements (i.e., software license). If evidence of the fair value of one or more of the undelivered elements does not exist, all revenues are deferred and recognized when delivery of all of those elements has occurred or when fair values can be established. We determine VSOE of the fair value of services and support revenue based upon our recent pricing for those elements when sold separately. For certain transactions, VSOE of the fair value of support revenue is determined based on a substantive support renewal clause within a customer contract. Our current pricing practices are influenced primarily by product type, purchase volume, sales channel and customer location. We review services and support sold separately on a periodic basis and update, when appropriate, our VSOE of fair value for such services to ensure that it reflects our recent pricing experience.
Generally, our contracts are accounted for individually. However, when contracts are closely interrelated and dependent on each other, it may be necessary to account for two or more contracts as one to reflect the substance of the group of contracts.
For subscription-based licenses, license revenue is recognized ratably over the term of the arrangement. In limited circumstances, where the right to use the software license is contingent upon current payments of support, fees for software license and support are recognized ratably over the initial support term.
Support contracts generally include rights to unspecified upgrades (when and if available), telephone and internet-based support, updates and bug fixes. support revenue is recognized ratably over the term of the support contract on a straight-line basis.
Reimbursements of out-of-pocket expenditures incurred in connection with providing consulting services are included in services revenue, with the offsetting expense recorded in cost of service revenue.
Training services include on-site and classroom training. Training revenues are recognized as the related training services are provided.
Deferred Revenue
Deferred revenue primarily relates to software support agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and, if not yet paid, the related amount is included in other current assets. Billed but uncollected support-related amounts included in other current assets at September 30, 2013 and 2012 were $108.6 million and $110.7 million, respectively. Deferred revenue consisted of the following:

	September 30,
	2013	2012
	(in thousands)
Deferred support revenue	$312,721	$306,940
Deferred service revenue	18,793	14,127
Deferred license revenue	5,399	6,462
Total deferred revenue	$336,913	$327,529
Cash, Cash Equivalents
Our cash equivalents are invested in money market accounts and time deposits of financial institutions. We have established guidelines relative to credit ratings, diversification and maturities that are intended to maintain safety and liquidity. Cash equivalents include highly liquid investments with maturity periods of three months or less when purchased.
Concentration of Credit Risk and Fair Value of Financial Instruments
The amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short maturities. Financial instruments that potentially subject us to concentration of credit risk consist primarily of investments, trade accounts receivable and foreign currency derivative instruments. Our cash, cash equivalents, and foreign currency derivatives are placed with financial institutions with high credit standings. Our credit risk for derivatives is also mitigated due to the short-term nature of the contracts. Our customer base consists of large numbers of geographically diverse customers dispersed across many industries, and no individual customer comprised more than 10% of our trade accounts receivable as of September 30, 2013 or 2012.
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

•	Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Our significant financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and 2012 were as follows:

	September 30,
	2013	2012
	(in thousands)
Financial assets
Cash equivalents—Level 1 (1)	$56,706	$231,488
Forward contracts—Level 2	301	236
	$57,007	$231,724
Financial liabilities
Forward contracts—Level 2	$438	$—
(1) Money market funds and time deposits.
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In determining the adequacy of the allowance for doubtful accounts, management specifically analyzes individual accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic conditions, and accounts receivable aging trends. Our allowance for doubtful accounts on trade accounts receivable was $3.0 million as of September 30, 2013, $3.4 million as of September 30, 2012, $3.9 million as of September 30, 2011 and $4.6 million as of September 30, 2010. Uncollectible trade accounts receivable written-off, net of recoveries, were $0.6 million, $0.8 million and $0.8 million in 2013, 2012 and 2011, respectively. Provisions for bad debt expense were $0.2 million, $0.3 million and $0.1 million in 2013, 2012 and 2011, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations.
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
As of September 30, 2013 and 2012, amounts due from customers for contracts with original payment terms greater than twelve months (financing receivables) totaled $53.1 million and $42.5 million, respectively. Accounts receivable and other current assets in the accompanying consolidated balance sheets include current receivables from such contracts totaling $36.1 million and $29.5 million at September 30, 2013 and 2012, respectively, and other assets in the accompanying consolidated balance sheets include long-term receivables from such contracts totaling $17.0 million and $13.0 million at September 30, 2013 and 2012, respectively. As of September 30, 2013 and September 30, 2012, respectively, none of these receivables were past due. Our credit risk assessment for financing receivables was as follows:

	September 30,
	2013	2012
	(in thousands)
S&P bond rating BBB-1 and above-Tier 1	$42,189	$34,017
Internal Credit Assessment-Tier 2	10,934	8,446
Internal Credit Assessment-Tier 3	—	—
Total financing receivables	$53,123	$42,463

We evaluate the need for an allowance for doubtful accounts for estimated losses resulting from the inability of these customers to make required payments. We write off uncollectible trade and financing receivables when we have exhausted all collection avenues. As of September 30, 2013 and 2012, we concluded that all financing receivables were collectible and no reserve for credit losses was recorded. We did not provide a reserve for credit losses or write off any uncollectible financing receivables in 2013, 2012 and 2011.
We periodically transfer future payments under certain of these contracts to third-party financial institutions on a non-recourse basis. We record such transfers as sales of the related accounts receivable when we surrender control of such receivables. In 2013, 2012 and 2011, we sold $17.0 million, $14.3 million and $4.1 million, respectively, of financing receivables to third-party financial institutions.
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
As of September 30, 2013 and 2012, we had outstanding forward contracts with notional amounts equivalent to the following:

	September 30,
Currency Hedged	2013	2012
	(in thousands)
Canadian/U.S. Dollar	$41,852	$54,133
Euro/U.S. Dollar	50,902	53,716
Chinese Renminbi/U.S. Dollar	—	3,666
Japanese Yen/U.S. Dollar	6,496	13,415
Swiss Franc/U.S. Dollar	9,678	—
All other	15,506	8,973
Total	$124,434	$133,903
The accompanying consolidated balance sheets include net assets of $0.3 million and $0.2 million in other current assets as of September 30, 2013 and September 30, 2012, respectively, and a net liability of $0.4 million in accrued expenses and other current liabilities as of September 30, 2013 related to the fair value of our forward contracts.
Net gains and losses on foreign currency exposures, including realized and unrealized gains and losses on forward contracts, included in foreign currency net losses, were net losses of $2.0 million, $5.9 million and $12.3 million for 2013, 2012 and 2011, respectively. Excluding the underlying foreign currency exposure being hedged, net realized and unrealized gains and losses on forward contracts included in foreign currency net losses, were a net gain of $3.4 million in 2013, and net losses of $3.6 million and $4.1 million in 2012 and 2011, respectively.
In 2011, in connection with our planned acquisition of MKS, we entered into forward contracts to purchase CND$292 million (equivalent to approximately $305 million when we entered into the contracts) to reduce our foreign currency exposure related to changes in the Canadian to U.S. Dollar exchange rate from the time we entered into the agreement to acquire MKS (the purchase price was in Canadian Dollars) and the expected closing date. In 2011, we settled these contracts and recorded a net foreign currency loss of $4.4 million.
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
Software Development Costs
We incur costs to develop computer software to be licensed or otherwise marketed to customers. Research and development costs are expensed as incurred, except for costs of internally developed or externally purchased software that qualify for capitalization. Development costs for software to be sold externally incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized and, upon general release, are amortized using the greater of either the straight-line method over the expected life of the related products or based upon the pattern in which economic benefits related to such assets are realized. The straight-line method is used if it approximates the same amount of expense as that calculated using the ratio that current period gross product revenues bear to total anticipated gross product revenues. No development costs for software to be sold externally were capitalized in 2013, 2012 or 2011. In connection with acquisitions of businesses described in Note E, we capitalized software of $54.0 million and $44.9 million in 2013 and 2011, respectively. These assets are included in acquired intangible assets in the accompanying consolidated balance sheets.
Goodwill, Acquired Intangible Assets and Long-lived Assets
Goodwill is the amount by which the purchase price in a business acquisition exceeds the fair values of net identifiable assets on the date of purchase.
Goodwill is evaluated for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Factors we consider important, on an overall company basis and reportable-segment basis, when applicable, that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period and a reduction of our market capitalization relative to net book value. We perform our annual goodwill assessment as of the end of the third quarter. Our goodwill impairment assessment was based on the guidance prescribed in ASU 2011-8. On July 2, 2011, the estimated fair value of each reporting unit was approximately double its carrying value or higher. Because our fair value was well in excess of our carrying value on that date, and there were no other indicators that our goodwill had become impaired since that date, we elected to perform a qualitative assessment to test each reporting unit’s goodwill for impairment. Based on our qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be greater than its carrying amount no additional testing will be performed. If we determine that the fair value of a reporting unit is more likely than not to be less than its carrying amount, the two step impairment test will be performed. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.
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
Advertising Expenses
Advertising costs are expensed as incurred. Total advertising expenses incurred were $4.2 million, $2.8 million and $2.6 million in 2013, 2012 and 2011, respectively.

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
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which includes foreign currency translation adjustments and changes in unrecognized actuarial gains and losses (net of tax) related to pension benefits. For the purposes of comprehensive income disclosures, we do not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as we intend to reinvest permanently undistributed earnings of our foreign subsidiaries. Accumulated other comprehensive loss is reported as a component of stockholders’ equity and, as of September 30, 2013 and 2012, was comprised of cumulative translation adjustment losses of $0.4 million and $7.6 million, respectively, and unrecognized actuarial losses related to pension benefits of $74.4 million ($50.8 million net of tax) and $96.4 million ($64.9 million net of tax), respectively.
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
The following table presents the calculation for both basic and diluted EPS:

	Year ended September 30,
	2013	2012	2011
	(in thousands, except per share data)
Net income (loss)	$143,769	$(35,398)	$85,424
Weighted average shares outstanding	119,473	118,705	117,579
Dilutive effect of employee stock options, restricted shares and restricted stock units	1,767	—	3,395
Diluted weighted average shares outstanding	121,240	118,705	120,974
Basic earnings (loss) per share	$1.20	$(0.30)	$0.73
Diluted earnings (loss) per share	$1.19	$(0.30)	$0.71
Due to the net loss generated in 2012, the dilutive effect of stock options, restricted shares and restricted stock units totaling 2.3 million was excluded from the computation of diluted EPS for that period as the effect would have been anti-dilutive. In 2011, stock options to purchase 0.2 million shares were excluded from the computation of diluted EPS as their effect would have been anti-dilutive.
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
Related Party Transaction

On November 15, 2011, we entered into a consulting agreement with Professor Michael Porter, a director of PTC. In consideration for providing consulting services, we made a restricted stock grant valued at $0.2 million (9,402 shares) to Professor Porter, half of which vested on November 15, 2012 and the other half of which vested on November 15, 2013. Professor Porter also earned $60,000 in fees for participation in strategy events on behalf of PTC under the agreement. This agreement expired on November 15, 2013.
Recent Accounting Pronouncements
Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists
In July 2013, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) 2013-11,
Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2011-13 generally requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, shall be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. ASU 2013-11 is effective for us in our first quarter of fiscal 2015. We are currently evaluating the impact of ASU 2013-11 on our consolidated financial statements.
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
Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for us in our first quarter of fiscal 2014. We are currently evaluating the impact of ASU 2013-02 on our consolidated financial statements.
C. Restructuring Charges
During 2013, as part of our ongoing strategy to reduce costs and improve profitability, we implemented restructuring actions and recorded restructuring charges of $52.2 million (including $52.4 million related to 2013 actions, net of a $0.2 million credit related to prior period restructuring reserves). The 2013 restructuring charges included $51.0 million for severance and related costs associated with 553 employees and $1.5 million of charges related to excess facilities.
In 2012, we adopted a plan to restructure our workforce and related facilities to enhance long-term profitability and recorded restructuring charges of $24.9 million. The restructuring charges included $24.4 million for severance and related costs associated with 209 employees and a $0.5 million charge related to facility consolidations.
The following table summarizes restructuring charges reserve activity for the three years ended September 30, 2013:

		For the year ended September 30, 2013
		2013 Restructuring Charges
	Prior Period Restructuring Charges	Employee Severance and Related Benefits	Facility Closures and Other Costs	Consolidated Total
	(in thousands)
Balance, October 1, 2010	$1,165	$—	$—	$1,165
Cash disbursements	(502)	—	—	(502)
Foreign currency impact	3	—	—	3
Balance, September 30, 2011	666	—	—	666
Charges to operations	24,928			24,928
Cash disbursements	(20,947)	—	—	(20,947)
Foreign currency impact	(186)	—	—	(186)
Balance, September 30, 2012	4,461	—	—	4,461
Charges to operations	(251)	50,954	1,494	52,197
Cash disbursements	(4,225)	(31,781)	(1,193)	(37,199)
Foreign currency impact	15	60	(5)	70
Balance, September 30, 2013	$—	$19,233	$296	$19,529
The accrual for facility closures and related costs is included in accrued expenses in the consolidated balance sheet, and the accrual for employee severance and related benefits is included in accrued compensation and benefits in the consolidated balance sheet.
D. Property and Equipment
Property and equipment consisted of the following:

	September 30,
	2013	2012
	(in thousands)
Computer hardware and software	$217,724	$224,558
Furniture and fixtures	19,211	20,878
Leasehold improvements	35,289	46,393
Gross property and equipment	272,224	291,829
Accumulated depreciation and amortization	(207,572)	(228,363)
Net property and equipment	$64,652	$63,466
Depreciation expense was $31.5 million, $30.4 million and $28.7 million in 2013, 2012 and 2011, respectively.
E. Acquisitions
In 2013, we completed the acquisitions of Servigistics, Enigma and NetIDEAS. In 2011, we completed the acquisitions of MKS and 4CS. The results of operations of these acquired businesses have been included in our consolidated financial statements beginning on their respective acquisition dates. Servigistics, Enigma and NetIDEAS collectively added $94.9 million to our 2013 revenue. MKS and 4CS collectively added $81.5 million and $26.8 million to our 2012 and 2011 revenue, respectively.
Acquisition-related costs were $9.9 million, $3.8 million and $7.8 million in 2013, 2012 and 2011, respectively. Acquisition-related costs include direct costs of completing an acquisition (e.g., investment banker fees, professional fees, including legal and valuation services) and expenses related to acquisition integration activities (e.g., professional fees, severance, and retention bonuses). These costs have been classified in general and administrative expenses in the accompanying consolidated statements of operations.
NetIDEAS and Enigma

In the fourth quarter of 2013, we acquired all of the outstanding common stock of NetIDEAS, Inc. (a privately-held U.S.- based company) and Enigma Information Systems LTD (a privately-held company with operations in Israel, the U.S., the U.K and Sweden) for a total of $25.0 million, net of $1.0 million of cash acquired. The acquisitions resulted in goodwill of $14.3 million, intangible assets of $15.2 million and deferred tax liabilities related to the intangible assets of $5.3 million. Our results of operations prior to these acquisitions, if presented on a pro forma basis, would not differ materially from our reported results.
Servigistics
On October 2, 2012, we acquired all of the outstanding shares of capital stock of Servigistics, Inc. (a privately held developer of a suite of service lifecycle management (SLM) software solutions) for $220.8 million in cash, net of $1.4 million cash acquired. We acquired Servigistics to expand our products that support service organizations within manufacturing companies, including managing service and spare parts information and the delivery of service for warranty and product support processes. Servigistics had annualized revenues of approximately $80.0 million and approximately 400 employees.
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
Based upon a valuation, the total purchase price allocation was as follows:

(in thousands)
Goodwill	$139,833
Identifiable intangible assets	118,300
Cash	1,355
Accounts receivable	20,536
Property and equipment	3,588
Deferred support revenue	(11,714)
Deferred tax assets and liabilities, net	(35,566)
Net assumed liabilities	(14,159)
Total purchase price allocation	222,173
Less: Servigistics cash acquired	(1,355)
Total purchase price allocation, net of cash acquired	$220,818
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
The unaudited financial information in the table below summarizes the combined results of operations of PTC and Servigistics, on a pro forma basis, as though the companies had been combined as of the beginning of PTC's fiscal year 2012. The pro forma information for all periods presented includes the effects of business combination accounting resulting from the acquisition as though the acquisition had been consummated as of the beginning of fiscal year 2012, including amortization charges from acquired intangible assets, the fair value adjustment of acquired deferred support revenue being recorded in fiscal year 2012 versus fiscal year 2013, interest expense on borrowings in connection with the acquisition, the exclusion of acquisition-related costs and the related tax effects. In 2013, we recorded a tax benefit of $32.6 million to decrease our valuation allowance as a result of Servigistics' net deferred tax liabilities recorded in accounting for the business combination. This tax benefit is excluded from the 2013 pro forma results and is reflected in the 2012 pro forma results because the deferred tax liabilities would have resulted in a lower tax charge when we established a valuation allowance against all of our U.S. net deferred tax assets in the fourth quarter of 2012. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place at the beginning of 2012.
Unaudited Pro Forma Financial Information

	Year ended September 30,
	2013	2012
	(in millions, except per share amounts)
Revenue	$1,296.6	$1,328.5
Net income (loss)	$116.5	$(11.6)
Earnings (loss) per share—Basic	$0.98	$(0.10)
Earnings (loss) per share—Diluted	$0.96	$(0.10)
4CS
In the fourth quarter of 2011, we acquired all of the outstanding common stock of 4C Solutions, Inc. (4CS), a U.S.-based privately-held company with approximately 200 employees, for $14.9 million in cash (net of $0.1 million of cash acquired). Our results of operations prior to this acquisition, if presented on a pro forma basis, would not differ materially from our reported results.
MKS
On May 31, 2011, we acquired all of the outstanding common stock of MKS Inc. (a publicly-held company based in Ontario, Canada) for $265.2 million, net of $33.2 million of cash acquired.
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
Unaudited Pro Forma Financial Information

Year ended
September 30, 2011
(in millions, except per share amounts)
Revenue	$1,227.8
Net income	$93.0
Earnings per share—Basic	$0.79
Earnings per share—Diluted	$0.77

F. Goodwill and Acquired Intangible Assets
We have two reportable segments: (1) software products and (2) services. As of September 30, 2013 and 2012, goodwill and acquired intangible assets in the aggregate attributable to our software products reportable segment was $979.3 million and $768.1 million, respectively, and attributable to our services reportable segment was $62.9 million and $28.1 million, respectively. Goodwill is tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting segment below its carrying value. We completed our annual impairment review as of June 29, 2013 based on a qualitative assessment. Our qualitative assessment included company specific (financial performance and long-range plans), industry, and macroeconomic factors, as well as a sensitivity analysis of key model assumptions. Based on our qualitative assessment, we believe it is more-likely-than-not that the fair values of our reporting units exceed their carrying values and no further impairment testing is required. Through September 30, 2013, there have not been any events or changes in circumstances that indicate that the carrying values of goodwill or acquired intangible assets may not be recoverable.
Goodwill and acquired intangible assets consisted of the following:

	September 30, 2013			September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Goodwill (not amortized)			$769,095			$610,347
Intangible assets with finite lives (amortized) (1):
Purchased software	$233,566	$148,127	$85,439	$177,166	$127,250	$49,916
Capitalized software	22,877	22,877	—	22,877	22,877	—
Customer lists and relationships	304,434	120,338	184,096	227,097	93,215	133,882
Trademarks and trade names	13,427	10,097	3,330	11,013	8,967	2,046
Other	3,784	3,528	256	3,437	3,396	41
	$578,088	$304,967	$273,121	$441,590	$255,705	$185,885
Total goodwill and acquired intangible assets			$1,042,216			$796,232
 (1)    The weighted average useful lives of purchased software, customer lists and relationships, trademarks and trade names and other intangible assets with a remaining net book value are 8 years, 10 years, 7 years and 3 years, respectively.
The changes in the carrying amounts of goodwill from October 1, 2012 to September 30, 2013 are due to the impact of acquisitions (described in Note E) and to foreign currency translation adjustments related to those asset balances that are recorded in non-U.S. currencies.
Changes in goodwill presented by reportable segment were as follows:

	Software Products Segment	Services Segment	Total
	(in thousands)
Balance, October 1, 2012	$588,443	$24,951	$613,394
Acquisition of 4CS	(950)	—	(950)
Foreign currency translation adjustments	(2,024)	(73)	(2,097)
Balance, September 30, 2012	585,469	24,878	610,347
Acquisition of Servigistics	127,033	12,800	139,833
Acquisition of NetIDEAS	—	10,196	10,196
Acquisition of Enigma	3,570	581	4,151
Foreign currency translation and other adjustments	4,476	92	4,568
Balance, September 30, 2013	$720,548	$48,547	$769,095

The aggregate amortization expense for intangible assets with finite lives recorded for the years ended September 30, 2013, 2012 and 2011 was reflected in our consolidated statements of operations as follows:

	Year ended September 30,
	2013	2012	2011
	(in thousands)
Amortization of acquired intangible assets	$26,486	$20,303	$18,319
Cost of license revenue	18,586	15,819	15,393
Total amortization expense	$45,072	$36,122	$33,712
The estimated aggregate future amortization expense for intangible assets with finite lives remaining as of September 30, 2013 is $48.9 million for 2014, $47.1 million for 2015, $39.7 million for 2016, $35.9 million for 2017, $31.9 million for 2018, and $69.6 million thereafter.
G. Income Taxes
Our income (loss) before income taxes consisted of the following:

	Year ended September 30,
	2013	2012	2011
	(in thousands)
Domestic	$6,112	$(11,422)	$(23,984)
Foreign	120,122	132,158	128,532
Total income before income taxes	$126,234	$120,736	$104,548
Our (benefit) provision for income taxes consisted of the following:

	Year ended September 30,
	2013	2012	2011
	(in thousands)
Current:
Federal	$7,081	$8,534	$22,849
State	1,512	1,733	(192)
Foreign	13,586	41,101	31,530
	22,179	51,368	54,187
Deferred:
Federal	(38,224)	106,041	(31,303)
State	(4,718)	7,706	(2,176)
Foreign	3,228	(8,981)	(1,584)
	(39,714)	104,766	(35,063)
Total (benefit) provision for income taxes	$(17,535)	$156,134	$19,124
The reconciliation between the statutory federal income tax rate and our effective income tax rate is shown below:

	Year ended September 30,
	2013	2012	2011
Statutory federal income tax rate	35%	35%	35%
Change in valuation allowance	(32)%	103%	3%
State income taxes, net of federal tax benefit	1%	—%	(2)%
Federal and state research and development credits	(1)%	(1)%	(5)%
Tax audit and examination settlements	(1)%	1%	—%
Foreign rate differences	(26)%	(16)%	(15)%
Foreign withholding tax	5%	3%	—%
Subsidiary reorganization	—%	3%	1%
Other, net	5%	1%	1%
Effective income tax rate	(14)%	129%	18%

In 2013, our effective tax rate was a benefit of 14% on pre-tax income of $126.2 million.  Our effective tax rate was lower than the 35% statutory federal income tax rate due, in large part, to the reversal of a portion of the valuation allowance against deferred tax assets (primarily the U.S.).  We recorded benefits of $36.7 million resulting from 2013 acquisitions as described below, and a benefit of $7.9 million related to the release of a valuation allowance as a result of a pension gain recorded in accumulated other comprehensive income in equity.  Additionally, our 2013 tax provision reflects a $2.0 million provision related to a research and development (R&D) cost sharing prepayment by a foreign subsidiary to the U.S. A similar prepayment was made in 2012 resulting in a $7.8 million provision in that year. This impact is included in foreign rate differences in our effective tax rate reconciliation above. This impact was offset by a corresponding increase in our valuation allowance in the U.S. Other factors impacting the rate include, our corporate structure in which our foreign taxes are at an effective tax rate lower than the U.S. rate, foreign withholding taxes of $6.0 million and non-cash tax benefits of $5.3 million, included in foreign rate differences, recorded as a result of the conclusion of tax audits in several foreign jurisdictions.
Acquisitions in the year were accounted for as business combinations.  Assets acquired, including the fair value of acquired tangible assets, intangible assets (including finite-lived acquired intangible assets totaling $133.5 million) and assumed liabilities were recorded, and we recorded deferred tax liabilities of $40.9 million primarily related to the tax effect of the acquired intangible assets that are not deductible for income tax purposes.  These deferred tax liabilities reduced our deferred tax asset balance and resulted in a tax benefit of $36.7 million to decrease our valuation allowance in jurisdictions where we have recorded a valuation allowance (primarily the U.S.).  As this decrease in the valuation allowance is not part of the accounting for business combinations (the fair value of the assets acquired and liabilities assumed), it was recorded as an income tax benefit.
In 2012, our effective tax rate was higher than the 35% statutory federal income tax rate due primarily to the recording of a $124.5 million charge to the income tax provision related to the establishment of a valuation allowance on U.S. net deferred tax assets. This increase was offset in part as a result of our corporate structure in which our foreign taxes are at an effective tax rate lower than the U.S. rate. Our 2012 provision included $4.2 million related to the restructuring of our Canadian operations that resulted in a change in the tax status of the foreign legal entity and a discrete non-cash charge of $1.4 million related to the impact of a Japanese legislative change on our Japan entities' deferred tax assets. Additionally, our 2012 tax provision reflects a $7.8 million provision related to a research and development cost sharing prepayment by a foreign subsidiary to the U.S. We made a comparable prepayment in 2011. Foreign rate differences in our effective tax rate reconciliation above include the effect of the current year deferred charges associated with intercompany transactions.
In 2011, our effective tax rate was lower than the 35% statutory federal income tax rate due primarily to our corporate structure in which our foreign taxes are at an effective tax rate lower than the U.S. rate and a $2.3 million tax benefit related to R&D triggered by a retroactive extension of the R&D tax credit enacted in the first quarter of 2011. Our 2011 tax provision reflects a $7.5 million provision related to a research and development cost sharing prepayment by a foreign subsidiary to the U.S. A similar prepayment was made in 2010 resulting in a $6.0 million provision in that year. As a result, the net increase to the 2011 provision was $1.5 million. This impact is included in foreign rate differences in our effective tax rate reconciliation above. Also included in foreign rate differences is the effect of permanent items in foreign jurisdictions and the current year deferred charge associated with intercompany transactions.
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

At September 30, 2013 and 2012, income taxes payable and income tax accruals recorded in accrued income taxes, other current liabilities, and other liabilities on the accompanying consolidated balance sheets were $14.4 million ($7.1 million in accrued income taxes, $2.1 million in other current liabilities and $5.2 million in other liabilities) and $16.4 million ($0.8 million in accrued income taxes, $4.4 million in other current liabilities and $11.2 million in other liabilities), respectively. At September 30, 2013 and 2012, prepaid taxes recorded in prepaid expenses on the accompanying consolidated balance sheets were $11.5 million and $0.7 million, respectively. We made net income tax payments of $35.4 million, $53.0 million and $28.1 million in 2013, 2012 and 2011, respectively.
The significant temporary differences that created deferred tax assets and liabilities are shown below:

	September 30,
	2013	2012
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$47,770	$23,879
Foreign tax credits	5,994	—
Capitalized research and development expense	51,237	59,562
Pension benefits	30,870	35,676
Deferred revenue	63,976	58,791
Stock-based compensation	18,045	17,137
Accrual for litigation	—	16,310
Other reserves not currently deductible	19,343	12,058
Amortization of intangible assets	5,772	10,658
Other tax credits	31,263	23,899
Depreciation	3,077	5,582
Other	4,396	5,984
Gross deferred tax assets	281,743	269,536
Valuation allowance	(156,547)	(170,404)
Total deferred tax assets	125,196	99,132
Deferred tax liabilities:
Acquired intangible assets not deductible	(88,134)	(53,030)
Pension prepayments	(15,607)	(12,475)
Deferred revenue	(12,592)	(21,693)
Other	(4,463)	(651)
Total deferred tax liabilities	(120,796)	(87,849)
Net deferred tax assets	$4,400	$11,283
In the fourth quarter of 2012, we recorded a $124.5 million non-cash charge to the income tax provision to establish a valuation allowance against substantially all of our U.S. net deferred tax assets. We weighed all available evidence, both positive and negative, and concluded that it was more likely than not (a likelihood of more than 50 percent) that substantially all of our U.S. deferred tax assets will not be realized. The realization of deferred tax assets, including carryforwards and deductible temporary differences, depends on the existence of sufficient taxable income of the same character during the carryback or carryforward period. We considered all sources of taxable income available to realize the deferred tax assets, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years and tax-planning strategies.
For U.S. tax return purposes, net operating loss (NOL) carryforwards and tax credits are generally available to be carried forward to future years, subject to certain limitations. At September 30, 2013, we had U.S. federal NOL carryforwards of $79.0 million that expire in 2019 to 2033. These include NOL carryforwards from acquisitions of $55.7 million, consisting of $41.9 million from Servigistics and Enigma and $13.8 million from prior acquisitions. The utilization of these NOL carryforwards is limited as a result of the change in ownership rules under Internal Revenue Code Section 382. NOL's totaling $39.3 million relate to windfall tax benefits that have not been recognized, the impact of which will be recorded in APIC when realized.

As of September 30, 2013, we had Federal R&D credit carryforwards of $14.7 million, which expire beginning in 2029 and ending in 2033 and Massachusetts R&D credit carryforwards of $19.4 million, which expire beginning in 2015 and ending in 2028. We also had foreign tax credits of $6.0 million expiring in 2023. A full valuation allowance is recorded against these carryforwards.
We also have NOL carryforwards in non-U.S. jurisdictions totaling $143.9 million, the majority of which do not expire. We also have non-U.S. tax credit carryforwards of $6.8 million that expire beginning in 2022 and ending in 2033 There are limitations imposed on the utilization of such NOLs that could restrict the recognition of any tax benefits.
As of September 30, 2013, we have a valuation allowance of $129.9 million against net deferred tax assets in the U.S. and a remaining valuation allowance of $26.6 million against net deferred tax assets in certain foreign jurisdictions. The valuation allowance recorded against net deferred tax assets of certain foreign jurisdictions is established primarily for our net operating loss carryforwards, the majority of which do not expire. There are limitations imposed on the utilization of such net operating losses that could restrict the recognition of any tax benefits.
The changes to the valuation allowance were primarily due to:

	Year ended September 30,
	2013	2012	2011
	(in millions)
Valuation allowance beginning of year	$170.4	$38.6	$40.5
Net release of valuation allowance (1)	(44.6)	—	(2.4)
Establish valuation allowance in the U.S.	—	124.5	—
Net increase/decrease in deferred tax assets for foreign jurisdictions with a full valuation allowance	1.9	(2.1)	(0.8)
Establish valuation allowance for acquired businesses	12.1	—	—
Establish valuation allowance in foreign jurisdictions	—	0.6	—
Adjust deferred tax asset and valuation allowance in the U.S.	16.7	8.8	1.3
Valuation allowance end of year	156.5	170.4	$38.6

(1)
In 2013, this is attributable to recognition of deferred tax liabilities recorded in connection with accounting for 2013 acquisitions and a reduction in deferred tax assets associated with our U.S. pension plan, both of which are described above.

Our policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of our income tax provision. In 2013, we recorded net interest of a $1.2 million benefit, and in both 2012 and 2011 a provision of $0.3 million. We recorded penalty expense of $0.1 million in 2012. In 2013 and 2011, we had no tax penalty expense in our income tax provision. As of September 30, 2013 and 2012, we had accrued $1.1 million and $2.3 million, respectively, of net estimated interest expense related to income tax accruals. We had $0.1 million of accrued tax penalties as of September 30, 2013 and September 30, 2012.

	Year ended September 30,
Unrecognized tax benefits	2013	2012	2011
	(in millions)
Unrecognized tax benefit beginning of year	$19.1	$16.2	$15.9
Tax positions related to current year:
Additions	1.0	3.4	1.1
Tax positions related to prior years:
Additions	1.8	1.4	0.7
Reductions	(6.3)	(0.5)	(1.5)
Settlements	(0.7)	—	—
Statute expirations	(1.2)	(1.4)	—
Unrecognized tax benefit end of year	$13.7	$19.1	$16.2
If all of our unrecognized tax benefits as of September 30, 2013 were to become recognizable in the future, we would record a benefit to the income tax provision of $12.9 million (which would be partially offset by an increase in the U.S. valuation allowance of $7.6 million) and a credit to additional paid-in capital (APIC) of $0.8 million. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates. We anticipate the settlement of tax audits may be finalized within the next twelve months and could result in a decrease in our unrecognized tax benefits of up to $2 million.
In the normal course of business, PTC and its subsidiaries are examined by various taxing authorities, including the IRS in the United States. As of September 30, 2013, we remained subject to examination in the following major tax jurisdictions for the tax years indicated:

Major Tax Jurisdiction	Open Years
United States	2010 through 2013
Germany	2011 through 2013
France	2010 through 2013
Japan	2008 through 2013
Ireland	2009 through 2013
We incurred expenses related to stock-based compensation in 2013, 2012 and 2011 of $48.8 million, $51.3 million and $45.4 million, respectively. Accounting for the tax effects of stock-based awards requires that we establish a deferred tax asset as the compensation is recognized for financial reporting prior to recognizing the tax deductions. The tax benefit recognized in the consolidated statement of operations related to stock-based compensation totaled $2.7 million, $3.9 million and $15.2 million in 2013, 2012 and 2011, respectively. Upon the settlement of the stock-based awards (i.e., exercise, vesting, forfeiture or cancellation), the actual tax deduction is compared with the cumulative financial reporting compensation cost and any excess tax deduction is considered a windfall tax benefit, and is tracked in a “windfall tax benefit pool” to offset any future tax deduction shortfalls and will be recorded as increases to APIC in the period when the tax deduction reduces income taxes payable. In 2013, 2012 and 2011, we recorded windfall tax benefits of $0.3 million, $1.1 million and $9.4 million to APIC, respectively. We follow the with-and-without approach for the direct effects of windfall tax deductions to determine the timing of the recognition of benefits for windfall tax deductions. We follow the direct method for indirect effects. As of September 30, 2013, the tax effect of windfall tax deductions which had not yet reduced taxes payable was $23 million.
We have not provided for U.S. income taxes or foreign withholding taxes on foreign unrepatriated earnings as it is our current intention to permanently reinvest these earnings outside the U.S. unless it can be done with no significant tax cost. If we decide to change this assertion in the future to repatriate any additional non-U.S. earnings, we may be required to establish a deferred tax liability on such earnings. The cumulative amount of undistributed earnings of our subsidiaries for which U.S. income taxes have not been provided totaled approximately $378 million and $267 million as of September 30, 2013 and 2012, respectively. The amount of unrecognized deferred tax liability on the undistributed earnings cannot be practicably determined at this time. However, we do currently have an outstanding loan receivable in the amount of $154.4 million owed to the U.S. from our top tier foreign subsidiary that can be repaid to repatriate foreign generated cash to the U.S. without tax cost.
H. Debt

Credit Agreement
In August 2012, we entered into a multi-currency credit facility (the credit facility) with a syndicate of ten banks for which JPMorgan Chase Bank, N.A. acts as Administrative Agent. The credit facility replaced a revolving credit facility with the same banks (the previous credit facility) entered into in August 2010. We expect to use the credit facility for general corporate purposes, including acquisitions of businesses and working capital requirements. As of September 30, 2013, the fair value of our credit facility approximates our book value.
The credit facility consists of a $150 million term loan and a $300 million revolving loan commitment, and may be increased by an additional $150 million (in the form of revolving loans or term loans, or a combination thereof) if the existing or additional lenders are willing to make such increased commitments. The revolving loan commitment does not require amortization of principal. The term loan requires prepayment of principal at the end of each calendar quarter. The revolving loan and term loan may be repaid in whole or in part prior to the scheduled maturity dates at our option without penalty or premium. The credit facility matures on August 16, 2017, when all remaining amounts outstanding will be due and payable in full. We are required to make principal payments under the term loan of $15.0 million, $15.0 million, $22.5 million and $90.0 million in 2014, 2015, 2016 and 2017, respectively.
PTC is the sole borrower under the credit facility. The obligations under the credit facility are guaranteed by PTC’s material domestic subsidiaries and 65% of the voting equity interests of PTC’s material first-tier foreign subsidiaries are pledged as collateral for the obligations.
As of September 30, 2013, we had $258.1 million outstanding under the credit facility (including $230 million borrowed in September 2012 in connection with our October 2012 acquisition of Servigistics described in Note E) comprised of the $142.5 million term loan and a $115.6 million revolving loan. As of September 30, 2012, we had $370 million outstanding under the credit facility. Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by PTC as described below. As of September 30, 2013, the annual rate on the term loan was 1.5625% (which reset on November 15, 2013 to 1.50%) and the annual interest rate on the revolving loan was 1.5625%, which will reset on December 13, 2013. Interest rates on borrowings outstanding under the credit facility range from 1.25% to 1.5% above an adjusted LIBO rate for Eurodollar-based borrowings or would range from 0.25% to 0.5% above the defined base rate (the greater of the Prime Rate, the Federal Funds Effective Rate plus 0.005%, or an adjusted LIBO rate plus 1%) for base rate borrowings, in each case based upon PTC’s leverage ratio. Additionally, PTC may borrow certain foreign currencies at rates set in the same range above the respective London interbank offered interest rates for those currencies, based on PTC’s leverage ratio. A quarterly commitment fee on the undrawn portion of the credit facility is required, ranging from 0.20% to 0.30% per annum, based upon PTC’s leverage ratio.
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

As of September 30, 2013, our leverage ratio was 0.94 to 1.00, our fixed charge coverage ratio was 18.43 to 1.00 and we were in compliance with all financial and operating covenants of the credit facility.
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
We incurred $1.8 million and $1.0 million of origination costs in 2012 and 2011, respectively, in connection with entering into and amending the new and previous credit facilities. These origination costs were recorded as deferred debt issuance costs when incurred and are being expensed over the remaining term of the new credit facility.

In 2013, 2012 and 2011, we paid $5.8 million, $3.7 million and $1.5 million, respectively, of interest on the credit facilities. The average interest rate on borrowings outstanding during 2013, 2012 and 2011 was approximately 1.7%, 1.8% and 2.1%, respectively.
I. Commitments and Contingencies
Leasing Arrangements
We lease office facilities under operating leases expiring at various dates through 2023. Certain leases require us to pay for taxes, insurance, maintenance and other operating expenses in addition to rent. Lease expense was $38.4 million, $37.8 million and $35.7 million in 2013, 2012 and 2011, respectively. At September 30, 2013, our future minimum lease payments under noncancellable operating leases are as follows:

Year ending September 30,	(in thousands)
2014	$40,870
2015	35,580
2016	28,165
2017	22,463
2018	18,972
Thereafter	52,762
Total minimum lease payments	$198,812
Amounts above include future minimum lease payments for our corporate headquarters facility located in Needham, Massachusetts. The lease for our headquarters facility was renewed in the first quarter of 2011 for an additional 10 years (through November 2022) with a ten year renewal option through November 2032. Under the terms of the lease, we are paying approximately $7.4 million in annual base rent plus operating expenses. The amended lease provides for $12.8 million in landlord funding for leasehold improvements which we expect to complete in 2014. We will capitalize these leasehold improvements as the assets are placed in service and amortize them to expense over the shorter of the lease term or their expected useful life. The $12.8 million of funding by the landlord is not included in the table above and reduces rent expense over the lease term.
As of September 30, 2013 and 2012, we had letters of credit and bank guarantees outstanding of $3.9 million (of which $1.0 million was collateralized) and $3.7 million (of which $1.2 million was collateralized), respectively, primarily related to our corporate headquarters lease.
Legal and Regulatory Matters
China Investigation
We have been cooperating to provide information to the U.S. Securities and Exchange Commission and the Department of Justice concerning payments and expenses by certain of our business partners in China and/or by employees of our Chinese subsidiary that raise questions concerning compliance with laws, including the U.S. Foreign Corrupt Practices Act.  Although we have begun discussions with the SEC and Department of Justice regarding possible resolution of this matter, we continue to respond to requests for information and cannot predict when or how this matter may be resolved. Resolution of this matter could include fines and penalties; however we are unable to estimate an amount that could be associated with any resolution and, accordingly, we have not recorded a liability for this matter.  If we are required to record a liability for this matter, or to pay fines or penalties associated with this matter, this could materially impact our results for the period in which the liability is recorded or such amounts are paid. Further, any settlement or other resolution of this matter could have collateral effects on our business in China, the United States and elsewhere.

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
Accruals
With respect to legal proceedings and claims, we record an accrual for a contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. For legal proceedings and claims for which the likelihood that a liability has been incurred is more than remote but less than probable, we estimate the range of possible outcomes to be up to $1 million. As of September 30, 2013, we had a legal proceedings and claims accrual of $0.3 million.
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
Common Stock
Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors has periodically authorized the repurchase of shares of our common stock. For the period of October 1, 2012 through September 30, 2013, we were authorized to repurchase up to $100 million worth of shares with cash from operations. We repurchased 3.1 million shares at a cost of $74.9 million in 2013, 1.6 million shares at a cost of $35.0 million in 2012, and 2.6 million shares at a cost of $54.9 million in 2011. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued. Future repurchases of shares will reduce our cash balances.
K. Equity Incentive Plan
Our 2000 Equity Incentive Plan (2000 Plan) provides for grants of nonqualified and incentive stock options, common stock, restricted stock, restricted stock units and stock appreciation rights to employees, directors, officers and consultants. We award restricted stock units as the principal equity incentive awards, including certain performance-based awards that are earned based on achieving performance criteria established by the Compensation Committee of our Board of Directors generally on or prior to the grant date. Each restricted stock unit represents the contingent right to receive one share of our common stock.
The fair value of restricted shares and restricted stock units granted in 2013, 2012 and 2011 was based on the fair market value of our stock on the date of grant. The weighted average fair value per share of restricted shares and restricted stock units granted in 2013, 2012 and 2011 was $22.87, $20.16 and $21.91, respectively. Pre-vesting forfeiture rates for purposes of determining stock-based compensation for all periods presented were estimated by us to be 0% for directors and executive officers, 4% for vice president-level employees and 7% for all other employees.
The following table shows total stock-based compensation expense recorded from our stock-based awards as reflected in our consolidated statements of operations:

	Year ended September 30,
	2013	2012	2011
	(in thousands)
Cost of license revenue	$21	$22	$15
Cost of service revenue	6,134	5,682	5,011
Cost of support revenue	3,324	3,234	2,721
Sales and marketing	11,326	13,809	11,428
Research and development	8,590	8,761	8,547
General and administrative	19,392	19,797	17,680
Total stock-based compensation expense	$48,787	$51,305	$45,402
As of September 30, 2013, total unrecognized compensation cost related to unvested restricted shares and restricted stock units expected to vest was approximately $60 million and the weighted average remaining recognition period for unvested awards was 12 months.
As of September 30, 2013, 6.7 million shares of common stock were available for grant under the 2000 Plan and 5.3 million shares of common stock were reserved for issuance upon the exercise of stock options and vesting of restricted stock units granted and outstanding.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value as of September 30, 2013
Restricted stock activity for the year ended September 30, 2013	(in thousands except grant date fair value data)
Balance of nonvested outstanding restricted stock October 1, 2012	72	$24.49
Vested	(67)	$24.72
Balance of nonvested outstanding restricted stock September 30, 2013	5	$21.27	$134

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value as of September 30, 2013
Restricted stock unit activity for the year ended September 30, 2013	(in thousands except grant date fair value data)
Balance of nonvested outstanding restricted stock units October 1, 2012	5,134	$19.99
Granted	2,654	$22.87
Vested	(2,188)	$19.26
Forfeited or not earned	(414)	$21.26
Balance of nonvested outstanding restricted stock units September 30, 2013	5,186	$21.67	$147,684

	Restricted Stock Units
Restricted stock unit grants	Performance-based (1)	Time-based (2)
	(Number of Units in thousands)
Year ended September 30, 2013	422	2,232

(1)
Of these performance-based RSUs, the performance conditions were achieved for approximately 200 thousand shares, half of which vested in November 2013, with the remainder to vest in two substantially equal installments in November 2014 and 2015. The remaining approximately 200 thousand shares will be eligible to vest in two substantially equal installments on the later of November 15, 2014 and November 15, 2015 and the date the Compensation Committee determines the extent to which performance criteria have been achieved. RSUs not earned for earlier periods are eligible to be earned in 2014 or 2015.

(2)
The time-based RSUs were issued to directors and employees, including some of our executive officers. The time-based RSUs issued to employees and executives will vest in three substantially equal annual installments from the date of grant. Substantially all of the time-based RSUs issued to our directors will vest one year from the date of grant.

Additionally, 0.3 million performance-based shares that were granted to our executive officers in prior years vested in November 2013 as the performance criteria were achieved.
Until July 2005, we generally granted stock options. For those options, the option exercise price was typically the fair market value at the date of grant, and they generally vested over four years and expired ten years from the date of grant.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock option activity for the year ended September 30, 2013	(in thousands)		(in years)	(in thousands)
Outstanding:
Balance, October 1, 2012	573	$10.36
Cancelled	(7)	$7.56
Exercised	(467)	$10.45
Balance, September 30, 2013	99	$10.13	0.82	$1,817
Exercisable September 30, 2013	99	$10.13	0.82	$1,814

	Year ended September 30,
	2013	2012	2011
Value of stock option and stock-based award activity	(in thousands)
Total intrinsic value of stock options exercised	$6,525	$31,746	$15,983
Total fair value of restricted stock and restricted stock unit awards vested	$48,083	$65,574	$68,772
In 2013, shares issued upon vesting of restricted stock units were net of 0.7 million shares retained by us to cover employee tax withholdings of $15.0 million. In 2012, shares issued upon vesting of restricted stock units were net of 0.9 million shares retained by us to cover employee tax withholdings of $21.0 million. In 2011, shares issued upon vesting of restricted stock and restricted stock units were net of 1.0 million shares retained by us to cover employee tax withholdings of $22.5 million.
L. Employee Benefit Plan
We offer a savings plan to eligible U.S. employees. The plan is intended to qualify under Section 401(k) of the Internal Revenue Code. Participating employees may defer a portion of their pre-tax compensation, as defined, but not more than statutory limits. We contribute 50% of the amount contributed by the employee, up to a maximum of 6% of the employee’s earnings. Our matching contributions vest at a rate of 25% per year of service, with full vesting after 4 years of service. We made matching contributions of $5.0 million, $4.9 million, and $4.4 million in 2013, 2012 and 2011, respectively.
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
The following table presents the actuarial assumptions used in accounting for the pension plans:

	U.S. Plan			International Plans
	2013	2012	2011	2013	2012	2011
Weighted average assumptions used to determine benefit obligations at September 30 measurement date:
Discount rate	4.90%	4.00%	4.50%	3.3%	3.4%	4.8%
Rate of increase in future compensation (1)	—%	—%	—%	3.0%	3.0%	3.0%
Weighted average assumptions used to determine net periodic pension cost for fiscal years ended September 30:
Discount rate	4.00%	4.50%	5.00%	3.4%	4.8%	4.0%
Rate of increase in future compensation	—%	—%	—%	3.0%	3.0%	2.7%
Rate of return on plan assets	7.25%	7.25%	7.25%	5.4%	5.4%	5.6%

(1)
The rate of increase in future compensation is weighted for all plans, ongoing and frozen (with a 0% increase for frozen plans). The weighted rate of increase for ongoing non-U.S. plans was 3% at September 30, 2013 and 2012.

In selecting the expected long-term rate of return on assets, we considered the current investment portfolio and the investment return goals in the plans’ investment policy statements. We, with input from the plans’ professional investment managers and actuaries, also considered the average rate of earnings expected on the funds invested or to be invested to provide plan benefits. This process included determining expected returns for the various asset classes that comprise the plans’ target asset allocation. This basis for selecting the long-term asset return assumptions is consistent with the prior year. Using generally accepted diversification techniques, the plans’ assets, in aggregate and at the individual portfolio level, are invested so that the total portfolio risk exposure and risk-adjusted returns best meet the plans’ long-term liabilities to employees. Plan asset allocations are reviewed periodically and rebalanced to achieve target allocation among the asset categories when necessary.
As of September 30, 2013, for the U.S. plan and the international plans, the weighted long-term rate of return assumption is 7.25% and 5.70%, respectively. These rates of return, together with the assumptions used to determine the benefit obligations as of September 30, 2013 in the table above, will be used to determine our 2014 net periodic pension cost, which we expect to be approximately $3 million.
The actuarially computed components of net periodic pension cost recognized in our consolidated statements of operations for each year are shown below:

	U.S. Plan			International Plans
	2013	2012	2011	2013	2012	2011
	(in thousands)
Interest cost of projected benefit obligation	$4,989	$5,490	$5,627	$2,384	$2,554	$2,382
Service cost	—	—	—	2,017	1,882	1,782
Expected return on plan assets	(6,128)	(5,412)	(5,373)	(2,126)	(1,929)	(2,254)
Amortization of prior service cost	—	—	—	(6)	(7)	—
Recognized actuarial loss	3,152	2,967	2,549	1,248	341	334
Net periodic pension cost	$2,013	$3,045	$2,803	$3,517	$2,841	$2,244
The following tables display the change in benefit obligation and the change in the plan assets and funded status of the plans as well as the amounts recognized in our consolidated balance sheets:

	U.S. Plan		International Plans		Total
	Year ended September 30,
	2013	2012	2013	2012	2013	2012
	(in thousands)
Change in benefit obligation:
Projected benefit obligation—beginning of year	$129,701	$123,645	$71,408	$55,382	$201,109	$179,027
Service cost	—	—	2,017	1,882	2,017	1,882
Interest cost	4,989	5,490	2,384	2,554	7,373	8,044
Actuarial (gain) loss	(12,728)	8,449	1,426	14,724	(11,302)	23,173
Foreign exchange impact	—	—	629	(2,132)	629	(2,132)
Participant contributions	—	—	432	421	432	421
Benefits paid	(8,584)	(7,883)	(1,732)	(1,423)	(10,316)	(9,306)
Plan curtailments	—	—	(1,608)	—	(1,608)	—
Projected benefit obligation—end of year	$113,378	$129,701	$74,956	$71,408	$188,334	$201,109
Change in plan assets and funded status:
Plan assets at fair value—beginning of year	$86,016	$74,367	$38,817	$36,414	$124,833	$110,781
Actual return on plan assets	10,438	13,995	3,172	2,504	13,610	16,499
Employer contributions	6,961	5,537	3,008	2,129	9,969	7,666
Participant contributions	—	—	432	421	432	421
Foreign exchange impact	—	—	(335)	(1,228)	(335)	(1,228)
Benefits paid	(8,584)	(7,883)	(1,732)	(1,423)	(10,316)	(9,306)
Plan assets at fair value—end of year	94,831	86,016	43,362	38,817	138,193	124,833
Projected benefit obligation—end of year	113,378	129,701	74,956	71,408	188,334	201,109
Underfunded status	$(18,547)	$(43,685)	$(31,594)	$(32,591)	$(50,141)	$(76,276)
Accumulated benefit obligation—end of year	$113,378	$129,701	$71,513	$66,287	$184,891	$195,988
Amounts recognized in the balance sheet:
Non-current liability	$(18,547)	$(43,685)	$(31,594)	$(32,591)	$(50,141)	$(76,276)
Amounts in accumulated other comprehensive loss:
Unrecognized actuarial loss	$55,180	$75,370	$19,177	$21,068	$74,357	$96,438
In the first, second and fourth quarters of 2013, we terminated employees in Germany resulting in plan curtailments and a reduction in projected benefits obligations totaling $1.6 million.
We expect to recognize approximately $3 million of the unrecognized actuarial loss as of September 30, 2013 as a component of net periodic pension cost in 2014.
The following table shows the percentage of total plan assets for each major category of plan assets:

	U.S. Plan		International Plans
	September 30,
	2013	2012	2013	2012
Asset category:
Equity securities	62%	65%	51%	46%
Fixed income securities	38%	33%	27%	27%
Insurance company	—%	—%	19%	25%
Cash	—%	2%	3%	2%
	100%	100%	100%	100%
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
In 2013 and 2012, our actual return on plan assets was $13.6 million and $16.5 million, respectively, compared to a loss of $1.6 million in 2011.
Based on actuarial valuations and additional voluntary contributions, we contributed $10.0 million, $7.7 million, and $2.2 million in 2013, 2012 and 2011, respectively, to the plans. We expect to make contributions totaling approximately $12 million in 2014.
As of September 30, 2013, benefit payments expected to be paid over the next ten years are outlined in the following table:

	U.S. Plan	International Plans	Total
	(in thousands)
Year ending September 30,
2014	$4,898	$1,727	$6,625
2015	5,286	1,785	7,071
2016	5,698	1,947	7,645
2017	6,141	2,140	8,281
2018	6,633	2,514	9,147
2019 to 2023	40,715	18,620	59,335
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

	September 30, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
U.S. plan assets-common/collective trusts:
Fixed income securities:
U.S. Treasury, agency and other local government and non-corporate	$—	$15,690	$—	$15,690
Mortgage-backed	—	10,179	—	10,179
Corporate investment grade	—	9,254	—	9,254
Corporate high yield	—	941	—	941
U.S. equity securities:
Large capitalization stocks	—	37,567	—	37,567
Small capitalization stocks	—	9,553	—	9,553
U.S. real estate investment trusts	—	77	—	77
International equity securities:
Large/mid capitalization stocks	—	11,294	—	11,294
Small capitalization stocks	—	110	—	110
Emerging large/mid capitalization stocks	—	83	—	83
Commodities	—	83	—	83
	$—	$94,831	$—	$94,831
The International Plan assets are comprised primarily of investments in a trust and an insurance company. The underlying investments in the trust are primarily publicly traded European DJ EuroStoxx50 equities and European governmental fixed income securities. They are classified as Level 1 because the underlying units of the trust are traded in open public markets. The fair value of the underlying investments in equity securities and fixed income are based upon publicly-traded exchange prices.

	September 30, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
International plan assets:
Fixed income securities:
Government	$6,455	$—	$—	$6,455
Europe corporate investment grade	5,390	—	—	5,390
Europe large capitalization stocks	21,952	—	—	21,952
Insurance company funds (1)	—	8,429	—	8,429
Cash	1,136	—	—	1,136
	$34,933	$8,429	$—	$43,362
 (1) These investments are comprised primarily of funds invested with an insurance company in Japan with a guaranteed rate of return. The insurance company invests these assets primarily in government and corporate bonds.
N. Segment Information
We operate within a single industry segment—computer software and related services. Operating segments as defined under GAAP are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our President and Chief Executive Officer. We have two operating and reportable segments: (1) Software Products, which includes license and related support revenue (including updates and technical support) for all our products except training-related products; and (2) Services, which includes consulting, implementation, training, computer-based training products, including support thereon, and other services revenue. We do not allocate sales and marketing or administrative expenses to our operating segments as these activities are managed on a consolidated basis.

The revenue and operating income attributable to these operating segments are summarized as follows:

	Year ended September 30,
	2013	2012	2011
	(in thousands)
Software Products segment revenue	$977,523	$935,472	$875,511
Services segment revenue	316,018	320,207	291,438
Total revenue	$1,293,541	$1,255,679	$1,166,949
Operating income: (1) (2)
Software Products segment	$605,963	$598,344	$557,879
Services segment (3)	37,131	41,793	22,577
Sales and marketing expenses	(378,771)	(392,956)	(353,051)
General and administrative expenses	(136,999)	(119,085)	(110,291)
Total operating income	$127,324	$128,096	$117,114
Other (expense) income, net	(1,090)	(7,360)	(12,566)
Income before income taxes	$126,234	$120,736	$104,548

(1)
We recorded restructuring charges of $52.2 million in 2013. Software Products included $17.7 million; Services included $11.3 million; sales and marketing expenses included $18.1 million; and general and administrative expenses included $5.1 million of the total restructuring charges recorded in 2013. We recorded restructuring charges of $24.9 million in 2012. Software Products included $4.1 million; Services included $4.0 million; sales and marketing expenses included $15.2 million; and general and administrative expenses included $1.6 million of the total restructuring charges recorded in 2012.

(2)
The Software Products segment operating income includes depreciation and amortization of $27.3 million, $25.4 million, and $24.8 million in 2013, 2012, and 2011, respectively. The Services segment operating income includes depreciation and amortization of $5.0 million, $3.6 million, and $3.8 million in 2013, 2012, and 2011, respectively.

(3)
In the first quarter of 2011, we made a strategic decision to enter into a contract with a customer in the automotive industry, for which we expected our costs to exceed our revenue by approximately $5 million. Services segment operating income in 2011 included immediate recognition of the approximately $5 million estimated loss on this contract and resulted in a reduction of service margins by approximately 2%.

We report revenue by the following three product areas:

•	CAD: PTC Creo®, including PTC Creo Parametric and PTC Creo Elements/Direct®, and PTC Mathcad®.

•	Extended PLM: our PLM solutions (primarily PTC Windchill® and PTC Creo ViewTM ), our ALM solutions (primarily PTC Integrity™) and our SCM Solutions (primarily PTC Windchill FlexPLM®).

•	SLM: PTC Arbortext® and PTC Servigistics®.

	Year ended September 30,
	2013	2012	2011
	(in thousands)
CAD	$552,510	$573,457	$587,824
Extended PLM	572,313	604,339	503,128
SLM	168,718	77,883	75,997
Total revenue	$1,293,541	$1,255,679	$1,166,949
Data for the geographic regions in which we operate is presented below. Amounts for the years ended September 30, 2012 and 2011 include immaterial reclassifications between geographic regions made to conform to the current year classification.

	Year ended September 30,
	2013	2012	2011
	(in thousands)
Revenue:
Americas (1)	$522,788	$479,932	$429,213
Europe (2)	479,877	480,287	466,540
Pacific Rim	161,587	160,834	147,992
Japan	129,289	134,626	123,204
Total revenue	$1,293,541	$1,255,679	$1,166,949

	September 30,
	2013	2012	2011
	(in thousands)
Long-lived tangible assets:
Americas (3)	$49,788	$46,083	$42,767
Europe	5,557	6,649	6,989
Asia-Pacific	9,307	10,734	12,813
Total long-lived tangible assets	$64,652	$63,466	$62,569

(1)	Includes revenue in the United States totaling $485.2 million, $453.2 million and $408.0 million for 2013, 2012 and 2011, respectively.

(2)	Includes revenue in Germany totaling $167.2 million, $188.3 million and $173.3 million for 2013, 2012 and 2011, respectively.

(3)	Substantially all of the Americas long-lived tangible assets are located in the United States.
Our international revenue is presented based on the location of our customer. We license products to customers worldwide. Our sales and marketing operations outside the United States are conducted principally through our international sales subsidiaries throughout Europe and the Asia-Pacific regions. Intercompany sales and transfers between geographic areas are accounted for at prices that are designed to be representative of unaffiliated party transactions.
O. Subsequent Events
Restricted Stock Unit Grants
On November 11, 2013, we granted the restricted stock units shown in the table below. The performance-based RSUs were issued to employees, including some of our executive officers, and are earned based on achievement of performance conditions established by the Compensation Committee of our Board of Directors on the grant date and are also subject to service conditions. Of these performance-based RSUs:
• 24 thousand are eligible to vest to the extent earned in three substantially equal installments on the later of November 15, 2014 or the date the Compensation Committee determines the extent to which the applicable performance criteria have been achieved, November 15, 2015 and November 15, 2016, and
•317 thousand are eligible to vest to the extent earned in three substantially equal installments on (i) the later of November 15, 2014 or the date the Compensation Committee determines the extent to which the applicable performance criteria have been achieved, (ii) the later of November 15, 2015 or the date the Compensation Committee determines the extent to which the applicable performance criteria have been achieved, and (iii) the later of November 15, 2016 or the date the Compensation Committee determines the extent to which the applicable performance criteria have been achieved; RSUs not earned for a period may be earned in subsequent periods.
The time-based RSUs were issued to employees, including some of our executive officers, and will vest in three substantially equal annual installments from the grant date.

	Performance-Based RSUs	Time-Based RSUs
	(in thousands)
Number Granted	341	748
Intrinsic Value	$10,959	$24,060

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of PTC Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows present fairly, in all material respects, the financial position of PTC Inc. and its subsidiaries at September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Annual Report on Internal Control over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
November 22, 2013

SELECTED CONSOLIDATED FINANCIAL DATA
You should read the following selected consolidated financial data in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report.
The consolidated statements of operations data for the years ended September 30, 2013, 2012 and 2011 and the consolidated balance sheet data as of September 30, 2013 and 2012 are derived from our audited consolidated financial statements appearing elsewhere in this Annual Report. The consolidated statements of operations data for the years ended September 30, 2010 and 2009 and the consolidated balance sheet data as of September 30, 2011, 2010 and 2009 are derived from our audited consolidated financial statements that are not included in this Annual Report. The historical results are not necessarily indicative of results in any future period.
FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA (1)
(in thousands, except per share data)

	2013	2012	2011	2010	2009
Revenue	$1,293,541	$1,255,679	$1,166,949	$1,010,049	$938,185
Gross margin	920,502	883,551	810,181	702,354	628,426
Operating income (2)	127,324	128,096	117,114	74,775	19,295
Net income (loss) (2) (3)	143,769	(35,398)	85,424	24,368	31,522
Earnings (loss) per share—Basic (2) (3)	1.20	(0.30)	0.73	0.21	0.27
Earnings (loss) per share—Diluted (2) (3)	1.19	(0.30)	0.71	0.20	0.27
Total assets	1,828,906	1,791,634	1,629,682	1,307,064	1,350,212
Working capital (4)	151,603	397,408	126,940	115,263	112,915
Long-term liabilities	373,813	512,631	341,668	106,766	155,080
Stockholders’ equity	926,480	797,259	822,690	747,304	761,581
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(in thousands, except per share data)

	September 30, 2013	June 29, 2013	March 30, 2013	December 29, 2012
Revenue	$344,845	$314,996	$313,949	$319,751
Gross margin	253,316	223,828	220,679	222,679
Operating income (2)	49,006	43,215	21,244	13,859
Net income (2) (3)	56,466	34,455	17,037	35,811
Earnings per share (2) (3):
Basic	$0.47	$0.29	$0.14	$0.30
Diluted	$0.47	$0.29	$0.14	$0.29
Common Stock prices: (5)
High	$28.84	$25.32	$26.06	$23.10
Low	$25.15	$21.84	$22.51	$19.00

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
Revenue	$325,295	$310,983	$301,125	$318,276
Gross margin	237,456	218,129	207,909	220,057
Operating income (2)	57,605	31,083	6,903	32,505
Net income (loss) (2) (3)	(83,985)	22,895	3,569	22,123
Earnings (loss) per share:
Basic	$(0.71)	$0.19	$0.03	$0.19
Diluted	$(0.71)	$0.19	$0.03	$0.18
Common Stock prices: (5)
High	$24.30	$28.50	$28.50	$22.00
Low	$17.96	$18.95	$17.98	$14.52

(1)
The consolidated financial position and results of operations data reflect our acquisitions of Servigistics on October 2, 2012 for $220.8 million in cash and MKS on May 31, 2011 for $265.2 million in cash, as well as certain other less significant businesses during these periods. Results of operations for the acquired businesses have been included in the consolidated statements of operations since their acquisition dates.

(2)
Operating income and net income in 2013 includes restructuring charges of $52.2 million ($17.9 million in the quarter ended September 30, 2013, $3.1 million in the quarter ended June 29, 2013, $15.8 million in the quarter ended March 30, 2013 and $15.4 million in the quarter ended December 29, 2012). Operating income and net income (loss) in 2012 includes restructuring charges of $24.9 million ($4.1 million recorded in the quarter ended June 30, 2012 and $20.8 million recorded in the quarter ended March 31, 2012).

(3)
Net income in 2013 includes non-cash tax benefits totaling $44.6 million related to the reversal of a portion of the valuation allowance in the U.S. related to the impact on deferred taxes in accounting for acquisitions and accounting for the U.S. pension plan ($12.0 million in the quarter ended September 30, 2013 and $32.6 million in the quarter ended December 29, 2012). The net loss in 2012 includes a non-cash net tax provision of $124.5 million recorded in the quarter ended September 30, 2012 to establish a valuation allowance against our U.S. net deferred tax assets.

(4)	Working capital in 2012 includes funds borrowed under our credit facility to fund our acquisition of Servigistics, (approximately $220 million) which closed on October 2, 2012.

(5)
The common stock prices are based on the Nasdaq Global Select Market daily high and low sale prices. Our common stock is traded on the Nasdaq Global Select Market under the symbol “PMTC” ("PTC" effective in December 2013).