Form 10-Q
period 2013-12-28
PTC INC.
filed 2014-02-04
CIK 857005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2013
Commission File Number: 0-18059
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There were 119,283,329 shares of our common stock outstanding on February 3, 2014.

PTC Inc.
INDEX TO FORM 10-Q
For the Quarter Ended December 28, 2013

PART I—FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS

PTC Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	December 28, 2013	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$371,377	$241,913
Accounts receivable, net of allowance for doubtful accounts of $2,988 and $3,030 at December 28, 2013 and September 30, 2013, respectively	212,570	229,106
Prepaid expenses and other current assets	148,470	169,552
Deferred tax assets	36,683	39,645
Total current assets	769,100	680,216
Property and equipment, net	63,152	64,652
Goodwill	769,158	769,095
Acquired intangible assets, net	260,264	273,121
Deferred tax assets	7,911	7,696
Other assets	35,157	34,126
Total assets	$1,904,742	$1,828,906
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$59,941	$66,006
Accrued compensation and benefits	75,949	112,733
Accrued income taxes	11,433	7,074
Deferred tax liabilities	173	853
Current portion of long term debt	15,000	15,000
Deferred revenue	293,441	326,947
Total current liabilities	455,937	528,613
Long term debt, net of current portion	353,125	243,125
Deferred tax liabilities	40,387	42,088
Deferred revenue	8,047	9,966
Other liabilities	78,598	78,634
Total liabilities	936,094	902,426
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 119,513 and 118,446 shares issued and outstanding at December 28, 2013 and September 30, 2013, respectively	1,195	1,185
Additional paid-in capital	1,787,364	1,786,820
Accumulated deficit	(770,708)	(810,365)
Accumulated other comprehensive loss	(49,203)	(51,160)
Total stockholders’ equity	968,648	926,480
Total liabilities and stockholders’ equity	$1,904,742	$1,828,906

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended
	December 28, 2013	December 29, 2012
Revenue:
License	$79,192	$79,185
Service	75,591	76,760
Support	170,142	163,806
Total revenue	324,925	319,751
Cost of revenue:
Cost of license revenue	7,545	8,012
Cost of service revenue	65,495	68,592
Cost of support revenue	19,916	20,468
Total cost of revenue	92,956	97,072
Gross margin	231,969	222,679
Operating expenses:
Sales and marketing	84,238	93,549
Research and development	53,073	57,429
General and administrative	30,931	35,817
Amortization of acquired intangible assets	7,789	6,623
Restructuring charges	1,067	15,402
Total operating expenses	177,098	208,820
Operating income	54,871	13,859
Interest and other income (expense), net	(1,753)	(1,805)
Income before income taxes	53,118	12,054
Provision (benefit) for income taxes	13,461	(23,757)
Net income	$39,657	$35,811
Earnings per share—Basic	$0.33	$0.30
Earnings per share—Diluted	$0.33	$0.29
Weighted average shares outstanding—Basic	118,933	119,927
Weighted average shares outstanding—Diluted	121,100	121,805

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended
	December 28, 2013	December 29, 2012
Net income	$39,657	$35,811
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of tax of $0 for all periods	1,637	5,465
Minimum pension liability adjustment, net of tax of $0.2 million for the first quarters of both 2014 and 2013	320	31
Total other comprehensive income	1,957	5,496
Comprehensive income	$41,614	$41,307

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	December 28, 2013	December 29, 2012
Cash flows from operating activities:
Net income	$39,657	$35,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,100	19,477
Stock-based compensation	12,764	11,893
Excess tax benefits from stock-based awards	(6,802)	(28)
Other non-cash items, net	87	28
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	19,273	16,142
Accounts payable and accrued expenses	(5,947)	(6,215)
Accrued compensation and benefits	(36,915)	(21,743)
Deferred revenue	(10,827)	(3,534)
Accrued and deferred income taxes	7,393	(33,779)
Other current assets and prepaid expenses	814	1,345
Other noncurrent assets and liabilities	(2,355)	(5,761)
Net cash provided by operating activities	36,242	13,636
Cash flows from investing activities:
Additions to property and equipment	(5,774)	(7,393)
Acquisitions of businesses, net of cash acquired	—	(222,423)
Net cash used by investing activities	(5,774)	(229,816)
Cash flows from financing activities:
Borrowings under credit facility	110,000	—
Repayments of borrowings under credit facility	—	(1,875)
Repurchases of common stock	—	(15,792)
Proceeds from issuance of common stock	351	645
Excess tax benefits from stock-based awards	6,802	28
Payments of withholding taxes in connection with vesting of stock-based awards	(19,363)	(9,348)
Net cash provided (used) by financing activities	97,790	(26,342)
Effect of exchange rate changes on cash and cash equivalents	1,206	1,371
Net increase (decrease) in cash and cash equivalents	129,464	(241,151)
Cash and cash equivalents, beginning of period	241,913	489,543
Cash and cash equivalents, end of period	$371,377	$248,392

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
General
The accompanying unaudited condensed consolidated financial statements include the accounts of PTC Inc. and its wholly owned subsidiaries and have been prepared by management in accordance with accounting principles generally accepted in the United States of America and in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. While we believe that the disclosures presented are adequate in order to make the information not misleading, these unaudited quarterly financial statements should be read in conjunction with our annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair statement of our financial position, results of operations and cash flows at the dates and for the periods indicated. Unless otherwise indicated, all references to a year mean our fiscal year, which ends on September 30. The September 30, 2013 consolidated balance sheet included herein is derived from our audited consolidated financial statements.
The results of operations for the three months ended December 28, 2013 are not necessarily indicative of the results expected for the remainder of the fiscal year.
Related Party Transaction
On November 27, 2013, we entered into a consulting agreement with Professor Michael Porter, a director of PTC. In consideration for providing consulting services, we made a restricted stock unit grant valued at approximately $200,000 (6,213 shares) to Professor Porter, half of which will vest on November 15, 2014 and the other half of which will vest on the earlier of the 2015 Annual Stockholders' Meeting and March 15, 2015. Professor Porter may also earn up to $240,000 in fees for participation in strategy events on behalf of PTC under the agreement. The agreement will terminate on the earlier of the date of PTC's 2015 Annual Stockholders' Meeting and March 15, 2015, unless earlier terminated by either party.
Recent Accounting Pronouncements
Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists
In July 2013, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) 2013-11,
Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 generally requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, shall be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. ASU 2013-11 is effective for us in our first quarter of fiscal 2015. We are currently evaluating how ASU 2013-11 will impact our consolidated financial statements.

2. Deferred Revenue and Financing Receivables
Deferred Revenue
Deferred revenue primarily relates to software support agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and, if not yet paid, the related customer receivable is included in other current assets. Billed but uncollected support-related amounts included in prepaid expenses and other current assets at December 28, 2013 and September 30, 2013 were $85.0 million and $108.6 million, respectively.
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
As of December 28, 2013 and September 30, 2013, amounts due from customers for contracts with original payment terms greater than twelve months (financing receivables) totaled $54.4 million and $53.1 million, respectively. Accounts receivable in the accompanying consolidated balance sheets included current receivables from such contracts totaling $35.9 million and $36.1 million at December 28, 2013 and September 30, 2013, respectively, and other assets in the accompanying consolidated balance sheets included long-term receivables from such contracts totaling $18.5 million and $17.0 million at December 28, 2013 and September 30, 2013, respectively. As of December 28, 2013, $0.5 million of these receivables were past due (none of which were greater than 90 days past due). None of these receivables were past due as of September 30, 2013. Our credit risk assessment for financing receivables was as follows:

	December 28, 2013	September 30, 2013
	(in thousands)
S&P bond rating BBB-1 and above-Tier 1	$43,131	$42,189
Internal Credit Assessment-Tier 2	11,269	10,934
Internal Credit Assessment-Tier 3	—	—
Total financing receivables	$54,400	$53,123

We evaluate the need for an allowance for doubtful accounts for estimated losses resulting from the inability of these customers to make required payments. As of December 28, 2013 and September 30, 2013, we concluded that all financing receivables were collectible and no reserve for credit losses was recorded. We did not provide a reserve for credit losses or write off any uncollectible financing receivables in the three months ended December 28, 2013 and fiscal year 2013. We write off uncollectible trade and financing receivables when we have exhausted all collection avenues.
We periodically transfer future payments under certain of these contracts to third-party financial institutions on a non-recourse basis. We record such transfers as sales of the related accounts receivable when we surrender control of such receivables. We sold $5.3 million of financing receivables to third-party financial institutions in the three months ended December 28, 2013. There were no financing receivables sold to third-party financial institutions in the three months ended December 29, 2012.

3. Restructuring Charges
In the first quarter of 2014, we recorded restructuring charges of $1.1 million, primarily associated with the completion of the restructuring actions initiated in the fourth quarter of 2013.
In the first quarter of 2013, as part of our strategy to reduce costs and to realign our business, we implemented a restructuring of our business and recorded restructuring charges of $15.5 million. The restructuring charges included $15.5 million for severance and related costs associated with 168 employees notified of termination during the first quarter and $27 thousand of charges related to excess facilities. In addition, the first quarter of 2013 restructuring charges included a benefit of $0.1 million related to adjusting facility accruals recorded in prior periods.
The following table summarizes restructuring accrual activity for the three months ended December 28, 2013:

	Employee Severance and Related Benefits	Facility Closures and Related Costs	Total
	(in thousands)
October 1, 2013	$19,233	$296	$19,529
Charges to operations	1,098	(31)	1,067
Cash disbursements	(11,912)	(120)	(12,032)
Foreign exchange impact	71	1	72
Accrual, December 28, 2013	$8,490	$146	$8,636

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
Our equity incentive plans are described more fully in Note K to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

Restricted stock unit activity for the three months ended December 28, 2013	Shares	Weighted Average Grant Date Fair Value (Per Share)
	(in thousands)
Balance of outstanding restricted stock units October 1, 2013	5,186	$21.67
Granted	1,130	$32.17
Vested	(1,627)	$21.13
Forfeited or not earned	(172)	$21.87
Balance of outstanding restricted stock units December 28, 2013	4,517	$24.47

	Restricted Stock Units
Grant Period	Performance-based (1)	Time-based (2)

	(Number of Units in thousands)
First three months of 2014	345	785
_________________

(1)
The performance based RSUs were granted to employees, including our executive officers. Substantially all of these performance-based will be eligible to vest in three substantially equal installments on (i) the later of November 15, 2014 and the date the Compensation Committee determines the extent to which 2014 performance criteria have been achieved, (ii) the later of November 15, 2015 and the date the Compensation Committee determines the extent to which the applicable 2015 performance criteria have been achieved, and (iii) the later of November 15, 2016 and the date the Compensation Committee determines the extent to which the applicable 2016 performance criteria have been achieved; RSUs not earned for a period may be earned in subsequent periods.

(2)
The time-based RSUs were issued to employees, including our executive officers, and a member of our Board of Directors as described in Note 1. Substantially all of these time-based RSUs, will vest in three substantially equal annual installments in November 2014, 2015 and 2016.

Compensation expense recorded for our stock-based awards was classified in our consolidated statements of operations as follows:

	Three months ended
	December 28, 2013	December 29, 2012
	(in thousands)
Cost of license revenue	$4	$5
Cost of service revenue	1,598	1,612
Cost of support revenue	924	826
Sales and marketing	2,499	2,458
Research and development	2,689	2,512
General and administrative	5,050	4,480
Total stock-based compensation expense	$12,764	$11,893

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

	Three months ended
Calculation of Basic and Diluted EPS	December 28, 2013	December 29, 2012
	(in thousands, except per share data)
Net income	$39,657	$35,811
Weighted average shares outstanding—Basic	118,933	119,927
Dilutive effect of employee stock options, restricted shares and restricted stock units	2,167	1,878
Weighted average shares outstanding—Diluted	121,100	121,805
Earnings per share—Basic	$0.33	$0.30
Earnings per share—Diluted	$0.33	$0.29

RSUs totaling 0.4 million were outstanding during the first three months of 2014 but were not included in the calculation of diluted EPS because the share impact of the assumed proceeds related to the weighted unamortized compensation expense exceeded the weighted average RSUs outstanding. These RSUs were excluded from the computation of diluted EPS as the effect would have been anti-dilutive.
Common Stock Repurchases
Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors has authorized us to repurchase up to $100 million worth of shares with cash from operations in the period October 1, 2013 through September 30, 2014. We did not repurchase any shares in the first quarter of 2014. In the first quarter of 2013, we repurchased 0.7 million shares at a cost of $15.8 million. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.

6. Acquisition
Acquisition-related costs were $1.3 million and $4.6 million for the first quarters of 2014 and 2013, respectively. Acquisition-related costs include direct costs of completing an acquisition (e.g., investment banker fees, professional fees, including legal and valuation services) and expenses related to acquisition integration activities (e.g., professional fees, severance, and retention bonuses). These costs have been classified in general and administrative expenses in the accompanying consolidated statements of operations.

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
The results of operations of Servigistics have been included in our consolidated financial statements beginning on the acquisition date. The unaudited financial information in the table below summarizes the combined results of operations of PTC and Servigistics, on a pro forma basis, as though the companies had been combined as of the beginning of PTC's fiscal year 2012. The pro forma information for all periods presented includes the effects of business combination accounting resulting from the acquisition as though the acquisition had been consummated as of the beginning of fiscal year 2012, including amortization charges from acquired intangible assets, the fair value adjustment of acquired deferred support revenue being recorded in fiscal year 2012 versus fiscal year 2013, interest expense on borrowings in connection with the acquisition, the exclusion of $4.6 million of acquisition-related costs, and the related tax effects. PTC's first quarter of 2013 results also exclude the $32.6 million tax benefit recorded to decrease our valuation allowance in jurisdictions where we have recorded a valuation allowance as a result of Servigistics' net deferred tax liability position recorded in accounting for the business combination (Note 11). The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place at the beginning of 2012.
Unaudited Pro Forma Financial Information

	Three months ended
	Pro Forma	As Reported
	December 29, 2012	December 29, 2012
	(in millions, except per share amounts)
Revenue	$321.3	$319.8
Operating income	$19.1	$13.9
Net income	$8.5	$35.8
Earnings per share—Basic	$0.07	$0.30
Earnings per share—Diluted	$0.07	$0.29

7. Goodwill and Intangible Assets
We have two operating segments: (1) Software Products and (2) Services. We assess goodwill for impairment at the reporting unit level. Our reporting units are determined based on the components of our operating segments that constitute a business for which discrete financial information is available and for which operating results are regularly reviewed by segment management. Our reporting units are consistent with our operating segments. As of December 28, 2013 and September 30, 2013, goodwill and acquired intangible assets in the aggregate attributable to our software products reportable segment were $967.1 million and $979.3 million, respectively, and attributable to our services reportable segment were $62.3 million and $62.9 million, respectively. We test goodwill for impairment in the third quarter of our fiscal year, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting segment below its carrying value. Acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.
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
Goodwill and acquired intangible assets consisted of the following:

	December 28, 2013			September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Goodwill (not amortized)			$769,158			$769,095
Intangible assets with finite lives (amortized) (1):
Purchased software	$234,433	$153,425	$81,008	$233,566	$148,127	$85,439
Capitalized software	22,877	22,877	—	22,877	22,877	—
Customer lists and relationships	304,299	128,362	175,937	304,434	120,338	184,096
Trademarks and trade names	13,492	10,375	3,117	13,427	10,097	3,330
Other	3,771	3,569	202	3,784	3,528	256
	$578,872	$318,608	$260,264	$578,088	$304,967	$273,121
Total goodwill and acquired intangible assets			$1,029,422			$1,042,216

(1) The weighted average useful lives of purchased software, customer lists and relationships, trademarks and trade names and other intangible assets with a remaining net book value are 8 years, 10 years, 7 years, and 3 years, respectively.
Goodwill
The changes in the carrying amounts of goodwill for the three months ended December 28, 2013 are due to foreign currency translation adjustments related to those asset balances that are recorded in non-U.S. currencies.
Amortization of Intangible Assets
The aggregate amortization expense for intangible assets with finite lives was classified in our consolidated statements of operations as follows:

	Three months ended
	December 28, 2013	December 29, 2012
	(in thousands)
Amortization of acquired intangible assets	$7,789	$6,623
Cost of license revenue	4,405	4,639
Cost of service revenue	92	—
Total amortization expense	$12,286	$11,262

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
Our significant financial assets and liabilities measured at fair value on a recurring basis as of December 28, 2013 and September 30, 2013 were as follows:

	December 28, 2013	September 30, 2013
	(in thousands)
Financial assets:
Cash equivalents—Level 1 (1)	$201,149	$56,706
Forward contracts—Level 2	426	301
	$201,575	$57,007
Financial liabilities:
Forward contracts—Level 2	$52	$438
_________________

(1)	Money market funds and time deposits.

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
As of December 28, 2013 and September 30, 2013, we had outstanding forward contracts with notional amounts equivalent to the following:

Currency Hedged	December 28, 2013	September 30, 2013
	(in thousands)
Canadian Dollar / U.S. Dollar	$33,041	$41,852
Euro / U.S. Dollar	61,124	50,902
Chinese Renminbi / U.S. Dollar	15,800	—
Japanese Yen / U.S. Dollar	6,247	6,496
Swiss Franc / U.S. Dollar	6,924	9,678
Israeli New Sheqel / U.S. Dollar	4,332	3,413
All other	10,676	12,093
Total	$138,144	$124,434
The accompanying consolidated balance sheets include a net asset of $0.4 million in other current assets and a net liability of $0.1 million in accrued expenses as of December 28, 2013, and a net asset of $0.3 million in other current assets and a net liability of $0.4 million as of September 30, 2013 related to the fair value of our forward contracts.
Net gains and losses on foreign currency exposures are recorded in other income (expense), net and include realized and unrealized gains and losses on forward contracts. Net gains and losses on foreign currency exposures for the three months ended ended December 28, 2013 and December 29, 2012 were as follows:

	Three months ended
	December 28, 2013	December 29, 2012
	(in thousands)
Net losses on foreign currency exposures	$864	$485
Net realized and unrealized gain on forward contracts (excluding the underlying foreign currency exposure being hedged)	$(1,628)	$(702)

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
The revenue and operating income attributable to our operating segments are summarized as follows:

	Three months ended
	December 28, 2013	December 29, 2012
	(in thousands)
Revenue:
Total Software Products segment revenue	$244,253	$239,289
Total Services segment revenue	80,672	80,462
Total revenue	$324,925	$319,751
Operating income: (1)
Software Products segment	$158,238	$143,591
Services segment	12,622	7,250
Sales and marketing expenses	(84,710)	(100,327)
General and administrative expenses	(31,279)	(36,655)
Total operating income	54,871	13,859
Other income (expense), net	(1,753)	(1,805)
Income before income taxes	$53,118	$12,054

(1)
We recorded restructuring charges of $1.1 million in the first quarter of 2014. Software Products included $0.1 million; Services included $0.2 million; sales and marketing expenses included $0.5 million; and general and administrative expenses included $0.3 million of these restructuring charges. We recorded restructuring charges of $15.4 million in the first quarter of 2013. Software Products included $5.5 million; Services included  $2.3 million; sales and marketing expenses included $6.8 million; and general and administrative expenses included $0.8 million of these restructuring charges.

We report revenue by the following three solution areas:

•	CAD - PTC Creo® and PTC Mathcad®.

•	Extended PLM - our PLM solutions (primarily PTC Windchill®), our ALM solutions (primarily PTC Integrity™) and our SCM Solutions (primarily PTC Windchill FlexPLM®).

•	SLM - PTC Arbortext® and PTC Servigistics® products.

	Three months ended
	December 28, 2013	December 29, 2012
	(in thousands)
Revenue:
CAD	$136,168	$131,960
Extended PLM	143,798	142,409
SLM	44,959	45,382
Total revenue	$324,925	$319,751

	Three months ended
	December 28, 2013	December 29, 2012
	(in thousands)
Revenue:
Americas (1)	$138,878	$132,658
Europe (2)	127,043	119,654
Pacific Rim	33,893	38,622
Japan	25,111	28,817
Total revenue	$324,925	$319,751
_________________

(1)	Includes revenue in the United States totaling $128.7 million and $116.9 million for the quarters ended December 28, 2013 and December 29, 2012, respectively.

(2)	Includes revenue in Germany totaling $43.0 million and $42.1 million for the quarters ended December 28, 2013 and December 29, 2012, respectively.

11. Income Taxes
In the first quarter of 2014, our effective tax rate was 25% on pre-tax income of $53.1 million compared to a benefit of 197% on pre-tax income of $12.1 million in the first quarter of 2013. In the first quarter of 2014, our effective tax rate was lower than the 35% statutory federal income tax rate due to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate.
In the first quarter of 2013, our effective tax rate was lower than the 35% statutory federal income tax rate due primarily to the reversal of a portion of our valuation allowance against net deferred tax assets described below. Our first quarter of 2013 tax benefit did not include a tax benefit on our forecast 2013 U.S. loss as it was offset by a valuation allowance established in the fourth quarter of 2012 as described below.
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
As of December 28, 2013 and September 30, 2013, we had unrecognized tax benefits of $14.3 million and $13.7 million, respectively. If all of our unrecognized tax benefits as of December 28, 2013 were to become recognizable in the future, we would record a benefit to the income tax provision of $13.4 million which would be partially offset by an increase in the U.S. valuation allowance of $7.2 million.
Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates. We believe it is reasonably possible that within the next 12 months the amount of unrecognized tax benefits related to the resolution of multi-jurisdictional tax positions could be reduced by up to $2 million as audits close and statutes of limitations expire.
We follow the with-and-without approach for the direct effects of windfall tax deductions to determine the timing of the recognition of benefits for windfall tax deductions.  In the first quarter of 2014, we recorded windfall tax benefits of $6.8 million to additional paid-in capital.

12. Debt
Credit Agreement
From August 2012 through January 2014, we had a multi-currency credit facility (the credit facility) with a syndicate of ten banks for which JPMorgan Chase Bank, N.A. acted as Administrative Agent. The credit facility consisted of a $150 million term loan and a $300 million revolving loan commitment. In January 2014, we entered into a new credit facility that replaced the August 2012 credit facility. See Note 14. Subsequent Events for a description of the new credit facility. The following describes the August 2012 credit facility which was in effect during the first quarter of 2014.
As of December 28, 2013, we had $368.1 million outstanding under the credit facility (including $110 million borrowed in connection with our acquisition of ThingWorx described in Note 14), comprised of a $142.5 million term loan and $225.6 million of revolving loans.
The revolving loan commitment does not require amortization of principal. The term loan requires principal payments at the end of each calendar quarter. The revolving loans and term loan may be repaid in whole or in part prior to the scheduled maturity dates at PTC's option without penalty or premium. We are required to make principal payments under the term loan of $15.0 million, $15.0 million, $22.5 million and $90.0 million in the remainder of 2014, 2015, 2016 and 2017, respectively. The credit facility matures on August 16, 2017, when all remaining amounts outstanding will be due and payable in full. As of December 28, 2013, the fair value of our credit facility approximates our book value. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy described in Note 8.
Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by PTC. As of December 28, 2013, the annual rate on both the term loan and the revolving loans was 1.5%. A quarterly commitment fee on the undrawn portion of the credit facility is required, ranging from 0.20% to 0.30% per annum, based upon PTC’s leverage ratio.
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

As of December 28, 2013, our leverage ratio was 1.16 to 1.00, our fixed charge coverage ratio was 26.35 to 1.00 and we were in compliance with all financial and operating covenants of the credit facility.

13. Commitments and Contingencies

Legal and Regulatory Matters
China Investigation
We have been cooperating to provide information to the U.S. Securities and Exchange Commission and the Department of Justice concerning payments and expenses by certain of our business partners in China and/or by employees of our Chinese subsidiary that raise questions concerning compliance with laws, including the U.S. Foreign Corrupt Practices Act.  Although we had begun discussions with the SEC and Department of Justice regarding possible resolution of this matter, we continue to respond to requests for information and cannot predict when or how this matter may be resolved. Resolution of this matter could include fines and penalties; however we are unable to estimate an amount that could be associated with any resolution and, accordingly, we have not recorded a liability for this matter.  If we are required to record a liability for this matter, or to pay fines or penalties associated with this matter, this could materially impact our results for the period in which the liability is recorded or such amounts are paid. Further, any settlement or other resolution of this matter could have collateral effects on our business in China, the United States and elsewhere.
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
Accruals
With respect to legal proceedings and claims, we record an accrual for a contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. For legal proceedings and claims for which the likelihood that a liability has been incurred is more than remote but less than probable, we estimate the range of possible outcomes. As of December 28, 2013, we had a legal proceedings and claims accrual of $1.6 million.
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
14. Subsequent Events
Acquisition
On December 30, 2013, pursuant to an Agreement and Plan of Merger (the Merger Agreement), PTC Inc. acquired ThingWorx, Inc., creators of a platform for building and running applications for the Internet of Things, for approximately $112 million in cash. Up to an additional $18 million in cash may become payable to the former ThingWorx stockholders pursuant to the earn-out provisions of the Merger Agreement. We borrowed $110 million under our existing credit facility on December 27, 2013 to fund the acquisition.
We acquired ThingWorx to accelerate our ability to support manufacturers as they create and service smart, connected products. At the time of the acquisition, ThingWorx had approximately 40 employees and historical annualized revenues were not material. We have not yet completed our acquisition accounting. We do expect to record a non-cash tax benefit in the second quarter of 2014 due to the recording of deferred tax liabilities related to the tax effect of acquired intangible assets that are not deductible for income tax purposes and the resulting reduction in the U.S. valuation allowance on U.S. net deferred tax assets.
Credit Facility
On January 30, 2014, we entered into a new credit facility with a syndicate of 13 banks. The new credit facility replaces our credit facility described in Note 12. We expect to use the credit facility for general corporate purposes, including acquisitions of businesses and working capital requirements. The credit facility consists of a $250 million term loan and a $750 million revolving loan commitment. The revolving loan commitment does not require amortization of principal. The term loan requires principal payments at the end of each calendar quarter. The revolving loan and term loan may be repaid in whole or in part prior to the scheduled maturity dates at PTC's option without penalty or premium. The credit facility matures on January 30, 2019, when all remaining amounts outstanding will be due and payable in full. We are required to make principal payments under the term loan of $9.375 million, $21.875 million, $25.0 million, $34.375 million, $37.5 million and $121.875 million in 2014, 2015, 2016, 2017, 2018 and 2019, respectively. Pursuant to the new credit facility, we must maintain a leverage ratio, defined as consolidated funded indebtedness to consolidated trailing four quarters EBITDA, of no greater than 3.00 to 1.00 at any time (such ratio was increased from 2.50:1:00 in our previous facility). Other terms of the credit facility including interest rates, commitment fees, and restrictions and covenants are substantially the same as the previous credit facility. We incurred costs of approximately $4 million in connection with entering into the new facility which will be amortized over the term of the new credit facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q about our future financial and growth expectations, the development of our products and markets and adoption of our solutions and future purchases by customers are forward-looking statements that are subject to the inherent uncertainties in predicting future results and conditions. Risks and uncertainties that could cause actual results to differ materially from projected results include the following: the macroeconomic climate may not improve or may deteriorate; our customers may not purchase our solutions when or in the amounts we expect; we may not achieve the license, service or support growth rates or revenue we expect, which could result in a different mix of revenue between license, service and support and could adversely affect our profitability; foreign currency exchange rates may vary from our expectations and thereby affect our reported revenue and expense; we may be unable to achieve planned services margins and operating margin improvements; our restructurings and cost reduction measures may not generate the operating margin improvements we expect and could adversely affect our revenue; we may be unable to achieve our revenue growth and profitability targets without additional restructuring or cost reduction measures; we may be unable to attain or maintain a technology leadership position and any such leadership position may not generate the revenue we expect; remedial actions related to our investigation in China could have a material impact on our operations in China, fines or penalties may be imposed by government agencies in connection with resolving that matter, and any such resolution may have collateral effects on our business in China, the U.S. or elsewhere; we may have insufficient cash resources to make planned repayments under our credit facility or to repurchase shares of our common stock as or when planned, as well as other risks and uncertainties described below throughout or referenced in Part II, Item 1A. Risk Factors of this report.
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
Business Developments
In December 2013, we acquired ThingWorx, a developer of a platform for building and running applications for the Internet of Things. This acquisition accelerates our ability to support manufacturers seeking competitive advantage as they create and service smart, connected products.
Our Markets
The markets we serve present different growth opportunities for us. We believe the PLM, ALM, SCM and SLM markets present the greatest opportunities for revenue growth and revenue from these markets will constitute an increasingly greater proportion of our revenue over time. We believe the market for CAD among small- and medium-size businesses also provides an opportunity for growth. Conversely, the market for CAD among large businesses is highly penetrated and presents a lower growth opportunity for us. Additionally, with our acquisition of ThingWorx, we recently entered into the market for applications that support the Internet of Things. We believe that this market presents a long term growth opportunity for us.

Executive Overview

In our first quarter, we continued to deliver on our margin expansion strategy with revenue and earnings per share above our expected range. In the first quarter of 2014, earnings per share was up 11% to $0.33 from $0.29 in the year-ago period, and non-GAAP earnings per share was up 37% to $0.50, from $0.36 in the year-ago period. Our GAAP results reflect lower restructuring charges in the first quarter of 2014 compared to the first quarter of 2013 (by $14 million), offset by a higher tax provision as the first quarter of 2013 included a non-cash tax benefit of $33 million as a result of accounting for the acquisition of Servigistics in the first quarter of 2013. The restructuring charges and non-cash tax benefit are excluded from our non-GAAP measures, as well as the other items described in our reconciliation of non-GAAP measures to GAAP results under Results of Operations - Non-GAAP Measures below.

For the first quarter, our total revenue was $325 million, up 2% year over year. Total license revenue for the quarter was $79 million, flat year over year, compared to a strong performance in the first quarter of 2013 in which we recognized revenue greater than $5 million from a transaction in the Americas. From a geographic perspective, on a constant currency basis, we saw 8% year-over-year revenue growth in Japan, 5% year-over-year revenue growth in the Americas, 2% year-over-year revenue growth in Europe, and a 12% year-over-year revenue decline in the Pacific Rim. Reported revenue in Japan and the Pacific Rim was down 13% and 12%, respectively, and in the Americas and Europe was up 5% and 6%, respectively.
Our operating margin in the first quarter of 2014 increased to 17% from 4% in the year-ago period (to 25% from 18% on a non-GAAP basis) due primarily to cost reduction measures, including our restructuring actions in 2013, and higher service margins. Operating margin in the first quarter of 2014 was also higher due to lower restructuring charges (which were $14 million lower in the first quarter of 2014, compared to the first quarter of 2013) and lower acquisition related expenses (which were $3 million lower in the first quarter of 2014, compared to the first quarter of 2013).
We ended the first quarter of 2014 with $371 million of cash, up from $242 million at the end of the fourth quarter of 2013, reflecting, in part, $110 million borrowed under our credit facility for our acquisition of ThingWorx, which closed after quarter end. At the end of the first quarter of 2014, the balance outstanding under our credit facility was $368 million. As described in Liquidity and Capital Resources, in the second quarter of 2014, we replaced our credit facility with a substantially similar facility with a borrowing capacity of $1 billion (comprised of a $750 million revolving line and a $250 million term loan) that matures in January 2019.
Non-GAAP measures are reconciled to GAAP results under Results of Operations - Non-GAAP Measures below.
Future Expectations, Strategies and Risks
The slowdown in the global manufacturing industry, uncertainty about the near-term economic environment and unfavorable foreign currency exchange rates were headwinds for revenue growth in fiscal 2013. While we have seen some indications of improvements in global manufacturing economic conditions, there is still a significant level of uncertainty in terms of the level and speed at which growth will resume. We expect modest revenue growth and continued operating margin expansion in 2014, driven by: (1) continued vigilance on cost controls and cost savings from restructuring actions; (2) increased sales productivity; and (3) improvement in services non-GAAP net margin to approximately 15%. For 2014, our goal is to achieve year-over-year revenue growth of 3% to 4% (an increase from our previous expectation of 2% to 3% growth announced in the first quarter of 2014). This revenue goal includes license revenue growth of 3% to 7%, support revenue growth of approximately 3%, and service revenue growth of approximately 2%. Our 2014 earnings goals are to achieve non-GAAP operating margin expansion of 300 basis points, from 22% in 2013 to approximately 25% in 2014 (expansion of GAAP operating margins from 10% in 2013 to approximately 18% in 2014) and non-GAAP earnings per share of $2.03 to $2.13 (GAAP earnings per share of $1.38 to $1.48). Our GAAP operating margin and earnings per share goals exclude the impact of acquisition accounting for the ThingWorx acquisition. If economic conditions do not improve or deteriorate further, or if foreign currency exchange rates relative to the U.S. dollar differ significantly from our current assumed rates, our results could differ materially from our targets. Our targets assume rates of $1.36 USD to one Euro and 104 Yen to one USD.
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
Impact of an Investigation in China

We have been cooperating to provide information to the U.S. Securities and Exchange Commission and the Department of Justice concerning payments and expenses by certain of our business partners in China and/or by employees of our Chinese subsidiary that raise questions concerning compliance with laws, including the U.S. Foreign Corrupt Practices Act.  Although we had begun discussions with the SEC and Department of Justice regarding possible resolution of this matter, we continue to respond to requests for information and cannot predict when or how this matter may be resolved. Resolution of this matter could include fines and penalties; however we are unable to estimate an amount that could be associated with any resolution and, accordingly, we have not recorded a liability for this matter.  If we are required to record a liability for this matter, or to pay fines or penalties associated with this matter, this could materially impact our results for the period in which the liability is recorded or such amounts are paid. Further, any settlement or other resolution of this matter could have collateral effects on our business in China, the United States and elsewhere.

We terminated certain employees and business partners in China in connection with this matter, which may have an adverse impact on our level of sales in China until replacements for those employees and business partners are in place and productive. Revenue from China has historically represented 6% to 7% of our total revenue.
Revenue, Operating Margin, Earnings per Share and Cash Flow from Operations
The following table shows the financial measures that we consider the most significant indicators of the performance of our business. In addition to providing operating income, operating margin, and diluted earnings per share as calculated under generally accepted accounting principles (“GAAP”), we also show non-GAAP operating income, operating margin, and diluted earnings per share for the reported periods. We discuss the non-GAAP measures in detail, including items excluded from the measures, and provide a reconciliation to the comparable GAAP measures under Results of Operations - Non-GAAP Measures below.

	Three months ended		Percent Change 2013 to 2014
	December 28, 2013	December 29, 2012	Actual	Constant Currency
	(dollar amounts in millions, except per share data)
License revenue	$79.2	$79.2	—%	—%
Service revenue	75.6	76.8	(2)%	(2)%
Support revenue	170.1	163.8	4%	5%
Total revenue	324.9	319.8	2%	2%
Cost of license	7.5	8.0	(6)%
Cost of service	65.5	68.6	(5)%
Cost of support	19.9	20.5	(3)%
Total cost of revenue	93.0	97.1	(4)%
Gross margin	232.0	222.7	4%
Operating expenses	177.1	208.8	(15)%
Total costs and expenses (1)	270.1	305.9	(12)%	(11)%
Operating income (1)	$54.9	$13.9	296%	296%
Non-GAAP operating income (1)	$82.3	$58.6	41%	40%
Operating margin (1)	16.9%	4.3%
Non-GAAP operating margin (1)	25.3%	18.2%
Diluted earnings per share (2)	$0.33	$0.29
Non-GAAP diluted earnings per share (2)	$0.50	$0.36
Cash flow from operations	$36.2	$13.6

(1) Costs and expenses in the first quarters of 2014 and 2013 included restructuring charges of $1.1 million and $15.4 million, respectively and acquisition-related costs of $1.3 million and $4.6 million, respectively. These restructuring and acquisition-related costs have been excluded from non-GAAP operating income.

(2) Income taxes for non-GAAP diluted earnings per share reflect the tax effects of non-GAAP adjustments for the first quarters of 2014 and 2013, which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments described in Non-GAAP Measures, and also include identified tax items. In the fourth quarter of 2012, a valuation allowance was established against our U.S. net deferred tax assets. The non-GAAP tax provision for the first quarters of 2014 and 2013 has been calculated assuming there is no U.S. valuation allowance. The first quarter of 2013 also includes a non-cash tax benefit of $32.6 million related to the release of a portion of the valuation allowance as a result of deferred tax liabilities established in accounting for the acquisition of Servigistics. This tax benefit has been excluded from non-GAAP diluted earnings per share.

Results of Operations
Impact of Foreign Currency Exchange on Results of Operations
Approximately two-thirds of our revenue and half of our expenses are transacted in currencies other than the U.S. Dollar. Because we report our results of operations in U.S. Dollars, currency translation, particularly changes in the Euro and Yen relative to the U.S. Dollar, affects our reported results. Changes in foreign currency rates did not have a material impact on operating income in the first quarter of 2014. If actual reported results for the first quarter of 2014 had been converted into U.S. Dollars based on the foreign currency exchange rates in effect for the first quarter of 2013, revenue and costs and expenses both would have been higher by $1.7 million. Our constant currency disclosures are calculated by multiplying the actual results for the first quarter of 2014 by the exchange rates in effect for the first quarter of 2013.
Revenue

We report our revenue by line of business (license, service and support), by solution area (CAD, Extended PLM and SLM) and by geographic region (Americas, Europe, Pacific Rim and Japan). Results include combined revenue from direct sales and our channel.
CAD revenue includes PTC Creo® and PTC Mathcad®.
Extended PLM revenue includes our PLM solutions (primarily PTC Windchill®), our ALM solutions (primarily PTC Integrity™) and our SCM Solutions (primarily PTC Windchill FlexPLM®).
SLM revenue includes PTC Arbortext® and PTC Servigistics® products.

Revenue by Line of Business	Three months ended
Revenue as a Percentage of Total Revenue	December 28, 2013		Percent Change 2013 to 2014		December 29, 2012
	$ Amount	% of Total Revenue	Actual	Constant Currency	$ Amount	% of Total Revenue
License	$79.2	24%	—%	—%	$79.2	25%
Service	75.6	23%	(2)%	(2)%	76.8	24%
Support	170.1	52%	4%	5%	163.8	51%
	$324.9		2%	2%	$319.8

Revenue by Solution	Three months ended
			Percent Change
	December 28, 2013	December 29, 2012	Actual	Constant Currency
	(Dollar amounts in millions)
CAD
License	$34.2	$29.7	15%	15%
Service	6.0	6.1	(1)%	—%
Support	96.0	96.2	—%	1%
Total revenue	$136.2	$132.0	3%	4%

Extended PLM
License	$34.1	$34.0	—%	1%
Service	53.0	54.6	(3)%	(3)%
Support	56.7	53.8	5%	6%
Total revenue	$143.8	$142.4	1%	1%

SLM
License	$10.9	$15.5	(29)%	(30)%
Service	16.6	16.1	3%	3%
Support	17.5	13.8	27%	27%
Total revenue	$45.0	$45.4	(1)%	(1)%

CAD revenue in the first quarter of 2014 was up compared with the year-ago period primarily due to license revenue growth in Europe of 40% ($4.1 million), up 35% on a constant currency basis, and the Americas of 33% ($2.2 million), partially offset by declines in license revenue in the Pacific Rim of 15% ($1.5 million) and in Japan of 14% ($0.3 million) (on a constant currency basis Japan CAD license revenue was up 7%). CAD channel revenue, which represents approximately 40% of total CAD revenue, was down 2% year-over-year (down 1% on a constant currency basis) with license revenue flat year over year (up 1% on a constant currency basis).
Extended PLM revenue in the first quarter was up, but not materially, since the first quarter of 2013 included revenue from a license transaction greater than $5 million. We had solid growth in the Americas and Japan, with growth in total Extended PLM revenue of 7% in both regions ($4.3 million in the Americas and $0.6 million in Japan, with Japan up 32% on a constant currency basis), offset by a 14% ($2.2 million) decline in the Pacific Rim and a 2% ($1.3 million) decline in Europe

(down 6% on a constant currency basis). We believe growth in Extended PLM should begin to improve if we see further improvement in the manufacturing economy.
SLM license revenue had a very strong quarter in the first quarter of 2013, which was the fiscal year end for Servigistics (acquired on October 2, 2012). Going forward, we expect seasonality in our SLM business to more closely resemble the rest of our business, and we continue to anticipate SLM revenue growth in 2014.
License Revenue
The amount of license revenue attributable to large transactions, and the number of such transactions, may vary significantly from period to period and by geographic region. We did not have any transactions with license revenue greater than $5 million in the first quarter of 2014. We had one transaction with license revenue in excess of $5 million in the first quarter of 2013 (in the Americas).
Service Revenue
Consulting and training services engagements typically result from sales of new licenses, particularly of our Extended PLM and SLM solutions. Service revenue in the first quarter of 2014 was down 2% year over year (4% on an organic basis, excluding revenue from our NetIDEAS and Enigma businesses acquired in the fourth quarter of 2013). Our consulting services revenue was down 1% year over year (down 4% on an organic basis). Training revenue, which typically represents about 15% of our total services revenue, was down 3% year over year. We attribute a portion of the decline in organic service revenue to the success we are having in expanding our service partner program. Our service partner program, under which service engagements are referred to third party service providers, is part of our overall margin expansion strategy. As our service partners increase their capabilities and perform additional service engagements, we expect service revenue to decline as a percentage of total revenue. We expect this will contribute to overall operating margin improvements as service revenue has lower margins than license and support revenue.
Support Revenue
Support revenue is comprised of contracts to maintain new and/or previously purchased software. We saw steady growth in support revenue in 2012 and in 2013. CAD and Extended PLM support seats increased 1% and 5%, respectively, as of the end of the first quarter of 2014 compared to the end of the first quarter of 2013.
Foreign currency exchange rate movements reduced support revenue by $1.8 million in the first quarter of 2014 compared to the first quarter of 2013.
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
For the first quarters of 2014 and 2013 there were 34 (13.5 in the Americas, 17.5 in Europe and 3 in Asia) and 27 (12 in the Americas, 9 in Europe and 6 in Asia) of these customers, respectively, with average revenue per customer of $2.1 million and $2.3 million, respectively.
Revenue from large customers in the first quarter of 2014 increased 14% compared to the first quarter of 2013. License revenue as a proportion of revenue from such customers was 46% and 45% in the first quarters of 2014 and 2013, respectively.

	Three months ended
	December 28, 2013	December 29, 2012
	(Dollar amounts in millions)
License and/or service revenue greater than $1 million from individual customers in a quarter	$70.7	$61.8
% of total license and service revenue	46%	40%
Revenue by Geographic Region

	Three months ended				Percent Change
	December 28, 2013	As a % of Total	December 29, 2012	As a % of Total	Actual	Constant Currency
	(Dollar amounts in millions)
Americas	$138.9	43%	$132.7	41%	5%	5%
Europe	127.0	39%	119.7	37%	6%	2%
Pacific Rim	33.9	10%	38.6	12%	(12)%	(12)%
Japan	25.1	8%	28.8	9%	(13)%	8%
	$324.9		$319.8

Americas
The increase in revenue in the Americas in the first quarter of 2014 compared to the first quarter of 2013 consisted of an increase of 1% ($0.3 million) in license revenue, an increase of 6% ($4.2 million) in support revenue, and an increase of 5% ($1.7 million) in service revenue. The first quarter of 2014 included one transaction with license revenue in excess of $5 million in the Americas. While the macroeconomic environment has been soft in the Americas, we are optimistic about the long-term outlook for this region provided we begin to see further economic recovery in 2014.
Europe
Revenue in Europe in the first quarter of 2014 compared to the first quarter of 2013 consisted of an increase in license revenue of 15% ($3.7 million) and an increase in support revenue of 8% ($5.5 million), partially offset by a decrease in service revenue of 6% ($1.8 million). We expect performance in this region to continue to improve in 2014 relative to 2013 if the macroeconomic environment continues to improve.
Changes in foreign currency exchange rates, particularly the Euro, favorably impacted revenue in Europe by $4.7 million in the first quarter of 2014 as compared to the first quarter of 2013.
Pacific Rim
The decrease in revenue in the Pacific Rim in the first quarter of 2014 compared to the first quarter of 2013 consisted of a decrease of 21% ($3.6 million) in license revenue and a decrease of 17% ($1.6 million) in service revenue, partially offset by an increase of 4% ($0.5 million) in support revenue.
Revenue from China has historically represented 6% to 7% of our total revenue. Revenue in China decreased 24% ($4.6 million) in the first quarter of 2014 compared to the first quarter of 2013 and represented 4% and 6% of consolidated revenue in the first quarter of 2014 and 2013, respectively.
Japan
The decrease in revenue in Japan in the first quarter of 2014 compared to the first quarter of 2013 reflected decreases of 7% ($0.3 million) in license revenue, and 19% ($3.9 million) in support revenue, partially offset by an increase of 14% ($0.5 million) in service revenue. On a constant currency basis, license revenue was up 14% year over year, support revenue was up 1% year over year and service revenue was up 40% year over year.
Changes in the Yen to U.S. Dollar exchange rate unfavorably impacted revenue in Japan by $6.0 million in the first quarter of 2014, as compared to the first quarter of 2013.

Gross Margin	Three months ended
	December 28, 2013	December 29, 2012	Percent Change
	(Dollar amounts in millions)
Gross margin	$232.0	$222.7	4%
Non-GAAP gross margin	239.0	231.3	3%
Gross margin as a % of revenue:
License	90.5%	89.9%
Service	13.4%	10.6%
Support	88.3%	87.5%
Gross margin as a % of total revenue	71.4%	69.6%
Non-GAAP gross margin as a % of total revenue	73.6%	72.0%

Gross margin as a percentage of total revenue in the first quarter of 2014 compared to the year-ago period reflects higher service, license and support margins. Service margins have been improving due to cost reductions, improved efficiencies and in part to reducing the amount of direct services that we perform through expansion of our service partner program. Service revenue comprised 23% of our total revenue in the first quarter of 2014 compared to 24% in the first quarter of 2013.

Costs and Expenses

	Three months ended
	December 28, 2013	December 29, 2012	Percent Change
	(Dollar amounts in millions)
Costs and expenses:
Cost of license revenue	$7.5	$8.0	(6)%
Cost of service revenue	65.5	68.6	(5)%
Cost of support revenue	19.9	20.5	(3)%
Sales and marketing	84.2	93.5	(10)%
Research and development	53.1	57.4	(8)%
General and administrative	30.9	35.8	(14)%
Amortization of acquired intangible assets	7.8	6.6	18%
Restructuring charges	1.1	15.4	(93)%
Total costs and expenses (1)	$270.1	$305.9	(12)%
Total headcount at end of period	5,940	6,126

(1)	On a constant currency basis, compared to the year-ago period, total costs and expenses for the first quarter of 2014 decreased 11%.
Costs and expenses in the first quarter of 2014 compared to the first quarter of 2013 decreased primarily as a result of:

•	restructuring charges, which were $14.3 million lower in the first quarter of 2014;

•	cost savings resulting from restructuring actions in 2013; and

•	acquisition-related costs (included in general and administrative), which were $3.3 million lower in the first quarter of 2014.
Cost of License Revenue

	Three months ended
	December 28, 2013	December 29, 2012	Percent Change
	(Dollar amounts in millions)
Cost of license revenue	$7.5	$8.0	(6)%
% of total revenue	2%	3%
% of total license revenue	10%	10%

Our cost of license revenue consists of fixed and variable costs associated with reproducing and distributing software and documentation, as well as royalties paid to third parties for technology embedded in or licensed with our software products and amortization of intangible assets associated with acquired products. Cost of license revenue as a percent of license revenue can vary depending on product mix sold and the effect of fixed and variable royalties and the level of amortization of acquired software intangible assets. Amortization of acquired purchased software totaled $4.4 million and $4.6 million in the first quarters of 2014 and 2013, respectively.
Cost of Service Revenue

	Three months ended
	December 28, 2013	December 29, 2012	Percent Change
	(Dollar amounts in millions)
Cost of service revenue	$65.5	$68.6	(5)%
% of total revenue	20%	21%
% of total service revenue	87%	89%
Service headcount at end of period	1,384	1,411	(2)%

Our cost of service revenue includes costs such as salaries, benefits, and computer equipment and facilities for our training and consulting personnel, and third-party subcontractor fees.
In the first quarter of 2014 compared to the first quarter of 2013, total compensation, benefit costs and travel expenses were higher by 1% ($0.3 million). The cost of third-party consulting services was $2.7 million lower in the first quarter of 2014 compared to the first quarter of 2013. The decrease in the use of subcontracted third-party consultants is a result of growing internal capacity and improved utilization and the implementation of our strategy to have our strategic services partners perform services for customers directly, all of which have contributed to improving services margins.
Cost of Support Revenue

	Three months ended
	December 28, 2013	December 29, 2012	Percent Change
	(Dollar amounts in millions)
Cost of support revenue	$19.9	$20.5	(3)%
% of total revenue	6%	6%
% of total support revenue	12%	12%
Support headcount at end of period	611	610	—%

Our cost of support revenue includes costs such as salaries, benefits, and computer equipment and facilities associated with customer support and the release of support updates (including related royalty costs).
Sales and Marketing

	Three months ended
	December 28, 2013	December 29, 2012	Percent Change
	(Dollar amounts in millions)
Sales and marketing	$84.2	$93.5	(10)%
% of total revenue	26%	29%
Sales and marketing headcount at end of period	1,331	1,487	(10)%

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. Our compensation, benefit costs and travel expenses were lower by an aggregate of 11% ($7.7 million) in the first quarter of 2014, compared to the first quarter of 2013, primarily due to lower headcount. Sales meeting and marketing program expenses increased by $0.6 million in the first quarter of 2014 compared to the first quarter of 2013.
Research and Development

	Three months ended
	December 28, 2013	December 29, 2012	Percent Change
	(Dollar amounts in millions)
Research and development	$53.1	$57.4	(8)%
% of total revenue	16%	18%
Research and development headcount at end of period	1,985	1,992	—%

Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Major research and development activities include developing new releases and updates of our software that enhance functionality and developing new products or features. Total compensation, benefit costs and travel expenses were lower by 7% ($3.1 million) in the first quarter of 2014, compared to the first quarter of 2013, primarily due to a shift in the mix of research and development headcount to lower cost geographic regions.
General and Administrative

	Three months ended
	December 28, 2013	December 29, 2012	Percent Change
	(Dollar amounts in millions)
General and administrative	$30.9	$35.8	(14)%
% of total revenue	10%	11%
General and administrative headcount at end of period	619	615	1%

Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources, legal and administrative functions, as well as acquisition-related charges, bad debt expense and outside professional services, including accounting and legal fees. The decrease in overall general and administrative costs was due primarily to lower acquisition-related costs, which were $1.3 million and $4.6 million for the first quarters of 2014 and 2013, respectively. Total compensation, benefit costs and travel costs were 1% ($0.3 million) lower in the first quarter of 2014 compared to the first quarter of 2013.
Amortization of Acquired Intangible Assets

	Three months ended
	December 28, 2013	December 29, 2012	Percent Change
	(Dollar amounts in millions)
Amortization of acquired intangible assets	$7.8	$6.6	18%
% of total revenue	2%	2%
Amortization of acquired intangible assets reflects the amortization of acquired non-product related intangible assets, primarily customer and trademark-related intangible assets, recorded in connection with completed acquisitions. The increase in amortization of acquired intangible assets in the first quarter of 2014 includes our fourth quarter of 2013 acquisitions of Enigma and NetIDEAS.
Restructuring charges

	Three months ended
	December 28, 2013	December 29, 2012	Percent Change
	(Dollar amounts in millions)
Restructuring charges	$1.1	$15.4	(93)%

In the first quarter of 2014, we recorded restructuring charges of $1.1 million, primarily associated with the completion of actions initiated in 2013. The 2013 restructuring actions are expected to result in a $16 million per quarter reduction in operating expenses (which is largely reflected in our results for the first quarter and contemplated in our 2014 financial goals).
In the first quarter of 2013, as part of our strategy to reduce costs and to realign our business, we implemented a restructuring of our business and recorded restructuring charges of $15.5 million. Substantially all of the restructuring charges were for severance and related costs associated with 168 employees notified of termination during the first quarter of 2013.
In the first quarter of 2014, we made cash payments related to restructuring charges of $12 million, compared to $10 million in the first quarter of 2013. At December 28, 2013, accrued expenses for unpaid restructuring charges totaled $9 million, which we expect to pay within the next twelve months.
Interest and Other Income (Expense), net

	Three months ended
	December 28, 2013	December 29, 2012
	(in millions)
Interest income	$0.7	$0.8
Interest expense	(1.3)	(1.9)
Other income (expense), net	(1.2)	(0.7)
Total interest and other income (expense), net	$(1.8)	$(1.8)

Interest and other income (expense), net includes interest income, interest expense, costs of hedging contracts, certain realized and unrealized foreign currency transaction gains or losses and exchange gains or losses resulting from the required period-end currency remeasurement of the financial statements of our subsidiaries that use the U.S. Dollar as their functional currency. A large portion of our revenue and expenses is transacted in foreign currencies. To reduce our exposure to fluctuations in foreign exchange rates, we engage in hedging transactions involving the use of foreign currency forward contracts, primarily in the Euro and Canadian Dollar. The decrease in interest expense in the first quarter of 2014 compared to the first quarter of 2013 is due to lower amounts outstanding under our credit facility. We had $368 million outstanding under the facility at December 28, 2013, including $110 million borrowed on December 27, 2013 for our acquisition of ThingWorx (which was completed early in the following quarter), compared to $368 million at December 29, 2012. The change in other income (expense), net in the first quarter of 2014, compared to the prior year period, was due primarily to foreign currency net losses which were $0.4 million higher in the first quarter of 2014 compared to the first quarter of 2013.
Income Taxes

	Three months ended
	December 28, 2013	December 29, 2012
	(Dollar amounts in millions)
Pre-tax income	$53.1	$12.1
Tax provision (benefit)	13.5	(23.8)
Effective income tax rate	25%	(197)%

In the first quarter of 2014, our effective tax rate was lower than the 35% statutory federal income tax rate due to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate.
In the first quarter of 2013, our effective tax rate was lower than the 35% statutory federal income tax rate due primarily to the reversal of a portion of our valuation allowance against net deferred tax assets described below. Our first quarter of 2013 tax benefit did not include a tax benefit on our forecast 2013 U.S. loss as it was offset by a valuation allowance established in the fourth quarter of 2012 as described below.
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
In the second quarter of 2014, our acquisition of ThingWorx will be accounted for as a business combination. Assets acquired, including the fair values of acquired intangible assets, and liabilities assumed will be recorded in acquisition accounting. In conjunction with recording the finite-lived acquired intangible assets, we anticipate that we will be recording deferred tax liabilities equal to the tax effect of the acquired intangible assets that are not deductible for income tax purposes which will reduce our net deferred tax asset balance and decrease our valuation allowance on U.S. net deferred tax assets. As this decrease in the valuation allowance is not part of the acquisition accounting for ThingWorx (the fair value of the assets acquired and liabilities assumed) it will be recorded as an income tax benefit.
We have concluded, based on the weight of available evidence, that a full valuation allowance continues to be required against our U.S. net deferred tax assets as they are not more likely than not to be realized in the future. We have taken and will continue to take measures to improve core earnings in the U.S. If our U.S. results continue to improve, the valuation allowance against the U.S. net deferred tax assets may no longer be required. We will continue to reassess our valuation allowance requirements each financial reporting period.
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

The following tables reconcile each of these non-GAAP measures to its most closely comparable GAAP measure on our financial statements.

	Three months ended
	December 28, 2013	December 29, 2012
	(in millions, except per share amounts)
GAAP revenue	$324.9	$319.8
Fair value of acquired deferred support revenue	—	1.6
Non-GAAP revenue	$324.9	$321.3

GAAP gross margin	$232.0	$222.7
Fair value of acquired deferred support revenue	—	1.6
Stock-based compensation	2.5	2.4
Amortization of acquired intangible assets included in cost of revenue	4.5	4.6
Non-GAAP gross margin	$239.0	$231.3

GAAP operating income	$54.9	$13.9
Fair value of acquired deferred support revenue	—	1.6
Stock-based compensation	12.8	11.9
Amortization of acquired intangible assets	12.3	11.3
Acquisition-related charges included in general and administrative expenses	1.3	4.6
Restructuring charges	1.1	15.4
Non-GAAP operating income	$82.3	$58.6

GAAP net income	$39.7	$35.8
Fair value of acquired deferred support revenue	—	1.6
Stock-based compensation	12.8	11.9
Amortization of acquired intangible assets	12.3	11.3
Acquisition-related charges included in general and administrative expenses	1.3	4.6
Restructuring charges	1.1	15.4
Income tax adjustments (1)	(6.9)	(36.4)
Non-GAAP net income	$60.2	$44.1
GAAP diluted earnings per share	$0.33	$0.29
Fair value of acquired deferred support revenue	—	0.01
Stock-based compensation	0.11	0.10
Amortization of acquired intangible assets	0.10	0.09
Acquisition-related charges	0.01	0.04
Restructuring charges	0.01	0.13
Income tax adjustments (1)	(0.06)	(0.30)
Non-GAAP diluted earnings per share	$0.50	$0.36

Operating margin impact of non-GAAP adjustments:

	Three months ended
	December 28, 2013	December 29, 2012
GAAP operating margin	16.9%	4.3%
Fair value of acquired deferred support revenue	—%	0.5%
Stock-based compensation	3.9%	3.7%
Amortization of acquired intangible assets	3.8%	3.5%
Acquisition-related charges	0.4%	1.4%
Restructuring charges	0.3%	4.8%
Non-GAAP operating margin	25.3%	18.2%

(1)
Income tax adjustments reflect the tax effects of non-GAAP adjustments for the first quarters of 2014 and 2013, which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above, as well as identified tax items. In the fourth quarter of 2012, a valuation allowance was established against our U.S. net deferred tax assets. The non-GAAP tax provision for the first quarters of 2014 and 2013 is being calculated assuming there is no U.S. valuation allowance. The first quarter of 2013 also includes a non-cash tax benefit of $32.6 million related to the release of a portion of the valuation allowance as a result of deferred tax liabilities established in accounting for the acquisition of Servigistics. This tax benefit has been excluded from non-GAAP diluted earnings per share.

Liquidity and Capital Resources

	December 28, 2013	December 29, 2012
	(in thousands)
Cash and cash equivalents	$371,377	$248,392
Amounts below are for the three months ended:
Cash provided by operating activities	$36,242	$13,636
Cash used by investing activities	(5,774)	(229,816)
Cash provided (used) by financing activities	97,790	(26,342)

Cash and cash equivalents
We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. Cash and cash equivalents include highly liquid investments with original maturities of three months or less. At December 28, 2013, cash and cash equivalents totaled $371.4 million, up from $241.9 million at September 30, 2013, due primarily to $110 million borrowed under our credit facility. We used the $110 million borrowed to acquire ThingWorx on December 30, 2013.
Cash provided by operating activities
Cash provided by operating activities was $36.2 million in the first three months of 2014, compared to $13.6 million in the first three months of 2013. Accounts receivable days sales outstanding was 60 days at the end of the first quarter of 2014 compared to 60 days as of September 30, 2013 and 63 days at the end of the first quarter of 2013.
We periodically provide financing with payment terms up to 24 months to credit-worthy customers. As of December 28, 2013 and September 30, 2013 amounts due from customers for contracts with original payment terms greater than twelve months (financing receivables) totaled $54.4 million and $53.1 million, respectively, compared to $43.7 million at December 29, 2012.
Cash used by investing activities

	Three months ended
	December 28, 2013	December 29, 2012
	(in thousands)
Cash used by investing activities included the following:
Acquisitions of businesses, net of cash acquired	$—	$(222,423)
Additions to property and equipment	(5,774)	(7,393)
	$(5,774)	$(229,816)

In the first quarter of 2013, we used cash of $222.4 million (net of cash acquired) to acquire Servigistics, Inc as described in Note 6. Acquisition in the Notes to Consolidated Financial Statements in this Form 10-Q. Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements.
Cash provided (used) by financing activities

	Three months ended
	December 28, 2013	December 29, 2012
	(in thousands)
Cash provided (used) by financing activities included the following:
Net borrowings (repayments) under our credit facility	$110,000	$(1,875)
Repurchases of common stock	—	(15,792)
Payments of withholding taxes in connection with vesting of stock-based awards	(19,363)	(9,348)
Proceeds from issuance of common stock	351	645
Excess tax benefits from stock-based awards	6,802	28
	$97,790	$(26,342)

In the first quarter of 2013, we repurchased 0.7 million shares of our common stock at a cost of $15.8 million under our repurchase program. In the first quarter of 2014, we borrowed $110 million under our credit facility to finance the acquisition of ThingWorx which closed early in the second quarter on December 30, 2013. Payments of withholding taxes in connection with vesting of stock-based awards were higher in the first quarter of 2014, compared to the first quarter of 2013, primarily because the market value of our stock (upon which the withholding taxes are based) at the time shares vested was higher.
Credit Facility
As of December 28, 2013, we had in place a credit facility with a syndicate of banks and the balance outstanding under the credit facility was $368.1 million, our leverage ratio was 1.16 to 1.00, our fixed charge coverage ratio was 26.35 to 1.00 and we were in compliance with all financial and operating covenants of the credit facility.
On January 30, 2014, we replaced our credit facility with a new multi-currency credit facility with a syndicate of 13 banks for which JPMorgan Chase Bank, N.A. acts as Administrative Agent. Amounts outstanding under the prior facility were repaid with amounts borrowed under the new facility. Accordingly, on January 30, 2014, we had $364.4 million outstanding under the new facility.
The new credit facility consists of a $250 million term loan and a $750 million revolving loan commitment, and may be increased by an additional $250 million (in the form of revolving loans or term loans, or a combination thereof) if the existing or additional lenders are willing to make such increased commitments. The revolving loan commitment does not require amortization of principal. The term loan requires repayment of principal at the end of each calendar quarter. The revolving loan and term loan may be repaid in whole or in part prior to the scheduled maturity dates at PTC's option without penalty or premium. The credit facility matures on January 30, 2019, when all amounts outstanding will be due and payable in full. We are required to make principal payments under the term loan of $9.375 million, $21.875 million, $25.0 million, $34.375 million, $37.5 million and $121.875 million in 2014, 2015, 2016, 2017, 2018 and 2019, respectively.
For a description of additional terms and conditions of the new credit facility, including limitations on our ability to undertake certain actions, see Part II, Item 5. Other Information of this Form 10-Q. We expect to use the credit facility for general corporate purposes, including acquisitions of businesses and working capital requirements.
Share Repurchases

Our Board of Directors has periodically authorized us to repurchase shares of our common stock. We are currently authorized to repurchase up to $100 million worth of shares with cash from operations in the period October 1, 2013 through September 30, 2014. We did not repurchase any shares in the first quarter of 2014. In the first quarter of 2013, we repurchased 0.7 million shares at a cost of $15.8 million. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued. Future repurchases of shares will reduce our cash balances.
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
We have evaluated, and expect to continue to evaluate, possible strategic transactions on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible strategic transactions. In the second quarter of 2014, we acquired ThingWorx, Inc. for $112 million as described in Note 14. Subsequent Events in the Notes to Consolidated Financial Statements of this Form 10-Q. Up to an additional $18 million in cash may become payable to the former ThingWorx stockholders pursuant to the earn-out provisions of the Merger Agreement. Our expected uses of cash could change, our cash position could be reduced and we may incur additional debt obligations to the extent we complete additional acquisitions.
At December 28, 2013, we had cash and cash equivalents of $169.0 million in the United States (including $110 million borrowed under our credit facility to fund our acquisition of ThingWorx), $113.0 million in Europe, $76.6 million in the Pacific Rim (including India), $3.0 million in Japan and $9.7 million in other non-U.S. countries. As of December 28, 2013, we had an outstanding intercompany loan receivable of $134.4 million, primarily resulting from our business reorganizations described in Note G Income Taxes in the Notes to Consolidated Financial Statements of our 2013 Annual Report on Form 10-K, owed to the U.S. from our top tier foreign subsidiary. This amount can be repaid with cash generated by our foreign subsidiaries and repatriated to the U.S. without future tax cost.

Critical Accounting Policies and Estimates
The financial information included in Item 1 reflects no material changes in our critical accounting policies and estimates as set forth under the heading Critical Accounting Policies and Estimates in Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2013 Annual Report on Form 10-K. We did not make any changes to these policies or to these estimates during the quarter ended December 28, 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our market risk exposure as described in Item 7A: Quantitative and Qualitative Disclosures about Market Risk of our 2013 Annual Report on Form 10-K.

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
We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 28, 2013.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 28, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In addition to other information set forth in this report, you should carefully consider the factors described in Part I. Item 1A. Risk Factors in our 2013 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2013 Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 5.	OTHER INFORMATION

On January 30, 2014, we entered into a new multi-currency bank revolving credit facility with a syndicate of banks for which JPMorgan Chase Bank, N.A. acts as Administrative Agent.  The new credit facility replaced our prior credit facility, as described below.  As with the prior credit facility, we expect to use the new credit facility for general corporate purposes of PTC and its subsidiaries, including acquisitions of other businesses, and may also use it for working capital.
The credit facility consists of a $250 million term loan and a $750 million revolving credit facility, each of which may be increased by up to an additional $250 million in the aggregate if the existing or additional lenders are willing to make such increased commitments. There was $364.4 million outstanding under the prior credit facility which was repaid with the proceeds of the $250 million term loan and a $114.4 million revolving borrowing under the new credit facility. The credit facility matures on January 30, 2019, when all amounts outstanding will be due and payable in full.  The revolving credit facility does not require amortization of principal.  The term loan requires repayment of principal at the end of each calendar quarter, beginning with the quarter ending March 31, 2014.  The first four payments are in the principal amount of $3.125 million each, the following eight payments are in the principal amount of $6.250 million each, the following seven payments are in the principal amount of $9.375 million each, and the last payment is in the principal amount of $121.875 million; any amounts outstanding thereafter would be due on the maturity date.  Both the revolving credit facility and the term loan may be prepaid before maturity in whole or in part at PTC’s option without penalty or premium.
Loans under the credit facility bear interest at variable rates and reset every 30 to 180 days depending on the rate and period selected by us. Interest rates for the term loan and the revolving credit facility range from 1.25% to 1.50% above the Eurodollar rate for Eurodollar-based borrowings or from 0.25% to 0.50% above the defined base rate for base rate borrowings, in each case based upon PTC’s leverage ratio.  Additionally, PTC may borrow certain foreign currencies at rates set in the same range above the respective London interbank offered interest rates for those currencies, based on PTC’s leverage ratio.  A quarterly commitment fee on the undrawn portion of the credit facility is required, ranging from 0.175% to 0.25% per annum, based upon PTC’s leverage ratio.  At closing of the credit facility, the applicable interest rate and commitment fee were at 1.375% above the Eurodollar rate for Eurodollar-based borrowings, 0.375% above the defined base rate for base rate borrowings and a quarterly commitment fee of 0.225% pursuant to the terms of the credit facility until PTC provides its financial results for the first fiscal quarter ending after the date of the credit facility.
PTC is the sole borrower under the credit facility. The obligations under the credit facility are guaranteed by PTC’s material domestic subsidiaries and are secured by a pledge of 65% of the voting equity interests of PTC’s material first-tier foreign subsidiaries.  Currently, the material domestic subsidiaries that are guarantors under the credit facility are Parametric Holdings Inc., PTC International, Inc., PTC Netherlands LLC and Parametric Technology International, Inc.
The credit facility limits PTC’s and its subsidiaries’ ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends other then to PTC and make other distributions; make investments and enter into joint ventures; dispose of assets; and engage in transactions with affiliates, except on an arms-length basis. PTC and its material domestic subsidiaries also may not invest cash or property in, or loan to, PTC’s foreign subsidiaries in aggregate amounts exceeding $50 million for any purpose and an additional $75 million for acquisitions of businesses. In addition, under the credit facility, PTC and its subsidiaries must maintain the following financial ratios:

•	a leverage ratio, defined as consolidated funded indebtedness to consolidated EBITDA, of no greater than 3.00 to 1.00 at any time; and

•	a fixed charge coverage ratio, defined as the ratio of (1) consolidated EBITDA less consolidated capital expenditures to (2) consolidated fixed charges, of no less than 3.50 to 1.00 at any time.

Any failure to comply with the financial or operating covenants of the credit facility would not only prevent PTC from being able to borrow additional funds, but would constitute a default, permitting the lenders to, among other things, accelerate the amounts outstanding, including all accrued interest and unpaid fees, under the credit facility and to terminate the credit facility. A change in control of PTC also constitutes an event of default, permitting the lenders to accelerate the indebtedness and terminate the credit facility.
The foregoing description of the Credit Agreement is qualified in its entirety by reference to the full text of the Credit Agreement, a copy of which is filed as Exhibit 10.2 hereto.

On January 30, 2014, in connection with entering into the new credit facility described above, PTC terminated its Credit Agreement dated August 16, 2012 by and among PTC, JPMorgan Chase Bank, N.A., KeyBank National Association, RBS Citizens, N.A., Bank of America, N.A, HSBC Bank USA, N.A., Silicon Valley Bank, Sovereign Bank, TD Bank, N.A., Wells Fargo Bank, N.A., and The Huntington National Bank.  The material terms of the terminated Credit Agreement are set forth in Item 1.01 of PTC’s Form 8-K filed August 16, 2012 and are incorporated herein by reference.  The Credit Agreement was to mature on August 16, 2017.  It could be paid before maturity in whole or in part at PTC's option without penalty or premium.  Approximately $364.4 million was outstanding under the Credit Agreement at the time of termination, which amount was repaid in connection with a borrowing of approximately $364.4 million under the new credit facility upon closing of the new facility.

ITEM 6.EXHIBITS

2.1
Agreement and Plan of Merger dated as of December 30, 2013 by and among PTC Inc., Tetonic, Inc., ThingWorx, Inc., the founders of ThingWorx, Inc., and Safeguard Delaware, Inc. (filed as Exhibit 10.1 to our Current Report on Form 8-K dated December 30, 2013 (File No. 0-18059) and incorporated herein by reference).

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

10.1*
Consulting Agreement dated as of November 27, 2013 by and between PTC Inc. and Michael Porter (filed as Exhibit 10.1 to our Current Report on Form 8-K dated December 3, 2013 (File No. 0-18059) and incorporated herein by reference).

10.2
Credit Agreement dated as of January 30, 2014 by and among PTC Inc., JPMorgan Chase Bank, N.A., KeyBank National Association, HSBC Bank, USA, National Association, RBS Citizens, N.A., Santander Bank, N.A., TD Bank, N.A., Fifth Third Bank, Royal Bank of Canada, SunTrust Bank, Wells Fargo Bank, National Association, The Huntington National Bank, Silicon Valley Bank, and Bank of America, N.A.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32**	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

101
The following materials from PTC Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 28, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 28, 2013 and September 30, 2013; (ii) Condensed Consolidated Statements of Operations for the three months ended December 28, 2013 and December 29, 2012; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended December 28, 2013 and December 29, 2012; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 28, 2013 and December 29, 2012; and (v) Notes to Condensed Consolidated Financial Statements.

_________________

*	Indicates an arrangement to which a director of PTC is a party.

**	Indicates that the exhibit is being furnished with this report and is not filed as a part of it.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PTC Inc.

By:	/s/ JEFFREY GLIDDEN
Jeffrey Glidden Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 4, 2014