Form 10-Q
period 2014-03-29
PTC INC.
filed 2014-05-06
CIK 857005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2014
Commission File Number: 0-18059
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There were 118,618,612 shares of our common stock outstanding on May 5, 2014.

PTC Inc.
INDEX TO FORM 10-Q
For the Quarter Ended March 29, 2014

PART I—FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS

PTC Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 29, 2014	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$270,470	$241,913
Accounts receivable, net of allowance for doubtful accounts of $2,969 and $3,030 at March 29, 2014 and September 30, 2013, respectively	221,288	229,106
Prepaid expenses and other current assets	171,217	169,552
Deferred tax assets	40,469	39,645
Total current assets	703,444	680,216
Property and equipment, net	60,632	64,652
Goodwill	869,324	769,095
Acquired intangible assets, net	279,901	273,121
Deferred tax assets	8,159	7,696
Other assets	37,666	34,126
Total assets	$1,959,126	$1,828,906
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$61,823	$66,006
Accrued compensation and benefits	79,606	112,733
Accrued income taxes	12,094	7,074
Deferred tax liabilities	1,610	853
Current portion of long term debt	12,500	15,000
Deferred revenue	358,182	326,947
Total current liabilities	525,815	528,613
Long term debt, net of current portion	305,625	243,125
Deferred tax liabilities	43,974	42,088
Deferred revenue	7,400	9,966
Other liabilities	93,891	78,634
Total liabilities	976,705	902,426
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 118,618 and 118,446 shares issued and outstanding at March 29, 2014 and September 30, 2013, respectively	1,186	1,185
Additional paid-in capital	1,759,355	1,786,820
Accumulated deficit	(726,952)	(810,365)
Accumulated other comprehensive loss	(51,168)	(51,160)
Total stockholders’ equity	982,421	926,480
Total liabilities and stockholders’ equity	$1,959,126	$1,828,906

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Revenue:
License	$85,218	$79,690	$164,411	$158,875
Service	77,164	73,084	152,755	149,844
Support	166,318	161,175	336,459	324,981
Total revenue	328,700	313,949	653,625	633,700
Cost of revenue:
Cost of license revenue	7,972	8,291	15,517	16,303
Cost of service revenue	64,261	64,550	129,756	133,142
Cost of support revenue	21,564	20,429	41,480	40,897
Total cost of revenue	93,797	93,270	186,753	190,342
Gross margin	234,903	220,679	466,872	443,358
Operating expenses:
Sales and marketing	85,934	88,059	170,172	181,608
Research and development	55,631	55,528	108,704	112,957
General and administrative	34,140	33,398	65,071	69,215
Amortization of acquired intangible assets	7,985	6,640	15,774	13,263
Restructuring charges	—	15,810	1,067	31,212
Total operating expenses	183,690	199,435	360,788	408,255
Operating income	51,213	21,244	106,084	35,103
Interest and other income (expense), net	(2,692)	(1,867)	(4,446)	(3,672)
Income before income taxes	48,521	19,377	101,638	31,431
Provision (benefit) for income taxes	4,765	2,340	18,225	(21,417)
Net income	$43,756	$17,037	$83,413	$52,848
Earnings per share—Basic	$0.37	$0.14	$0.70	$0.44
Earnings per share—Diluted	$0.36	$0.14	$0.69	$0.44
Weighted average shares outstanding—Basic	118,978	119,518	118,973	119,722
Weighted average shares outstanding—Diluted	120,698	121,071	120,916	121,438

The accompanying notes are an integral part of the condensed consolidated financial statements.
PTC Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended		Six months ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Net income	$43,756	$17,037	$83,413	$52,848
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0 for all periods	(2,487)	(8,540)	(850)	(3,075)
Minimum pension liability adjustment, net of tax, of $0.3 million and $0.5 million for the second quarter and first six months of 2014, respectively, and $0.8 million and $1.0 million for the second quarter and first six months of 2013, respectively	522	1,885	842	1,916
Total other comprehensive loss	(1,965)	(6,655)	(8)	(1,159)
Comprehensive income	$41,791	$10,382	$83,405	$51,689

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	March 29, 2014	March 30, 2013
Cash flows from operating activities:
Net income	$83,413	$52,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,273	38,864
Stock-based compensation	25,330	23,703
Excess tax benefits from stock-based awards	(8,092)	(139)
Other non-cash items, net	626	138
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	16,737	22,185
Accounts payable, accrued expenses and other current liabilities	(3,346)	(6,111)
Accrued compensation and benefits	(34,285)	(18,631)
Deferred revenue	29,683	30,843
Accrued and deferred income taxes	5,879	(40,553)
Other current assets and prepaid expenses	(2,193)	(3,197)
Other noncurrent assets and liabilities	(5,061)	(3,518)
Net cash provided by operating activities	146,964	96,432
Cash flows from investing activities:
Additions to property and equipment	(10,342)	(12,426)
Acquisitions of businesses, net of cash acquired	(111,519)	(222,423)
Net cash used by investing activities	(121,861)	(234,849)
Cash flows from financing activities:
Borrowings under credit facility	474,375	—
Repayments of borrowings under credit facility	(414,375)	(61,875)
Repurchases of common stock	(39,965)	(34,947)
Proceeds from issuance of common stock	716	2,874
Excess tax benefits from stock-based awards	8,092	139
Credit facility origination costs	(4,120)	—
Payments of withholding taxes in connection with vesting of stock-based awards	(21,637)	(12,891)
Net cash provided (used) by financing activities	3,086	(106,700)
Effect of exchange rate changes on cash and cash equivalents	368	(3,617)
Net increase (decrease) in cash and cash equivalents	28,557	(248,734)
Cash and cash equivalents, beginning of period	241,913	489,543
Cash and cash equivalents, end of period	$270,470	$240,809
Supplemental disclosure of non-cash investing activities:
Fair value of contingent consideration recorded for acquisition	$13,048	$—

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
The results of operations for the six months ended March 29, 2014 are not necessarily indicative of the results expected for the remainder of the fiscal year.
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

2. Deferred Revenue and Financing Receivables
Deferred Revenue
Deferred revenue primarily relates to software support agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and, if not yet paid, the related customer receivable is included in prepaid expenses and other current assets. Billed but uncollected support-related amounts included in prepaid expenses and other current assets at March 29, 2014 and September 30, 2013 were $107.2 million and $108.6 million, respectively.
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
As of March 29, 2014 and September 30, 2013, amounts due from customers for contracts with original payment terms greater than twelve months (financing receivables) totaled $63.4 million and $53.1 million, respectively. Accounts receivable in the accompanying consolidated balance sheets included current receivables from such contracts totaling $46.7 million and $36.1 million at March 29, 2014 and September 30, 2013, respectively, and other assets in the accompanying consolidated balance sheets included long-term receivables from such contracts totaling $16.7 million and $17.0 million at March 29, 2014 and September 30, 2013, respectively. As of March 29, 2014, $0.3 million of these receivables were greater than 90 days past due. None of these receivables were past due as of September 30, 2013. Our credit risk assessment for financing receivables was as follows:

	March 29, 2014	September 30, 2013
	(in thousands)
S&P bond rating BBB-1 and above-Tier 1	$44,246	$42,189
Internal Credit Assessment-Tier 2	19,174	10,934
Internal Credit Assessment-Tier 3	—	—
Total financing receivables	$63,420	$53,123

We evaluate the need for an allowance for doubtful accounts for estimated losses resulting from the inability of these customers to make required payments. As of March 29, 2014 and September 30, 2013, we concluded that all financing receivables were collectible and no reserve for credit losses was recorded. We did not provide a reserve for credit losses or write off any uncollectible financing receivables in the six months ended March 29, 2014 and fiscal year 2013. We write off uncollectible trade and financing receivables when we have exhausted all collection avenues.
We periodically transfer future payments under certain of these contracts to third-party financial institutions on a non-recourse basis. We record such transfers as sales of the related accounts receivable when we surrender control of such receivables. We sold $12.0 million of financing receivables to third-party financial institutions in the six months ended March 29, 2014. There were no financing receivables sold to third-party financial institutions in the six months ended March 30, 2013.

3. Restructuring Charges
In the first six months of 2014, we recorded restructuring charges of $1.1 million, primarily associated with the completion of the restructuring actions initiated in the fourth quarter of 2013.
In the first six months of 2013, as part of our strategy to reduce costs and enhance long term profitability, we restructured our business and recorded restructuring charges of $31.4 million. The restructuring charges included $29.9 million for severance and related costs associated with 288 employees notified of termination during the first six months of 2013 and $1.5 million of charges related to excess facilities.
The following table summarizes restructuring accrual activity for the six months ended March 29, 2014:

	Employee Severance and Related Benefits	Facility Closures and Related Costs	Total
	(in thousands)
October 1, 2013	$19,233	$296	$19,529
Charges to operations	1,098	(31)	1,067
Cash disbursements	(17,249)	(138)	(17,387)
Foreign exchange impact	49	1	50
Accrual, March 29, 2014	$3,131	$128	$3,259

The accrual for facility closures and related costs is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet, and the accrual for employee severance and related benefits is included in accrued compensation and benefits in the consolidated balance sheet.

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

Restricted stock unit activity for the six months ended March 29, 2014	Shares	Weighted Average Grant Date Fair Value (Per Share)
	(in thousands)
Balance of outstanding restricted stock units October 1, 2013	5,186	$21.67
Granted	1,328	$33.30
Vested	(1,881)	$21.39
Forfeited or not earned	(257)	$23.15
Balance of outstanding restricted stock units March 29, 2014	4,376	$25.22

	Restricted Stock Units
Grant Period	Performance-based (1)	Time-based (2)

	(Number of Units in thousands)
First six months of 2014	444	884
_________________

(1)
The performance-based RSUs were granted to employees, including our executive officers. Approximately 87,000 of these RSUs are eligible to vest in three substantially equal installments in November 2016, 2017 and 2018 based on achievement of the applicable performance criteria. Substantially all other performance-based RSUs will be eligible to vest in three substantially equal installments in November 2014, 2015 and 2016 to the extent the applicable performance criteria have been achieved. RSUs not earned for a period may be earned in subsequent periods.

(2)
The time-based RSUs were issued to employees, including our executive officers, and our Board of Directors. The RSUs granted to our Board of Directors generally vest one year from the date of grant. Substantially all other time-based RSUs, will vest in three substantially equal annual installments on or about the anniversary of the date of grant.

Compensation expense recorded for our stock-based awards was classified in our consolidated statements of operations as follows:

	Three months ended		Six months ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(in thousands)
Cost of license revenue	$5	$8	$9	$13
Cost of service revenue	1,426	1,420	3,024	3,032
Cost of support revenue	889	835	1,813	1,661
Sales and marketing	3,019	2,835	5,518	5,293
Research and development	2,147	1,824	4,836	4,336
General and administrative	5,080	4,888	10,130	9,368
Total stock-based compensation expense	$12,566	$11,810	$25,330	$23,703

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

	Three months ended		Six months ended
Calculation of Basic and Diluted EPS	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(in thousands, except per share data)
Net income	$43,756	$17,037	$83,413	$52,848
Weighted average shares outstanding—Basic	118,978	119,518	118,973	119,722
Dilutive effect of employee stock options, restricted shares and restricted stock units	1,720	1,553	1,943	1,716
Weighted average shares outstanding—Diluted	120,698	121,071	120,916	121,438
Earnings per share—Basic	$0.37	$0.14	$0.70	$0.44
Earnings per share—Diluted	$0.36	$0.14	$0.69	$0.44

RSUs totaling 0.2 million were outstanding during the first six months of 2014 but were not included in the calculation of diluted EPS because the share impact of the assumed proceeds related to the weighted unamortized compensation expense exceeded the weighted average RSUs outstanding. These RSUs were excluded from the computation of diluted EPS as the effect would have been anti-dilutive.
Common Stock Repurchases
Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors has authorized us to repurchase up to $100 million worth of shares with cash from operations in the period October 1, 2013 through September 30, 2014. In the second quarter and first six months of 2014, we repurchased 1.1 million shares at a cost of $40.0 million. In the second quarter and first six months of 2013, we repurchased 0.8 million shares and 1.5 million shares at a cost of $19.1 million and $34.9 million, respectively. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.

6. Acquisitions
Acquisition-related costs were $3.9 million and $5.2 million for the second quarter and first six months of 2014, respectively, and $2.1 million and $6.7 million for the second quarter and first six months of 2013, respectively. Acquisition-related costs include direct costs of potential and completed acquisitions (e.g., investment banker fees, professional fees, including legal and valuation services) and expenses related to acquisition integration activities (e.g., professional fees, severance, and retention bonuses). In addition, subsequent adjustments to our initial estimated amount of contingent consideration associated with specific acquisitions are included within acquisition-related charges. These costs have been classified in general and administrative expenses in the accompanying consolidated statements of operations.
ThingWorx
On December 30, 2013, pursuant to an Agreement and Plan of Merger (the Merger Agreement), PTC Inc. acquired ThingWorx, Inc., creators of a platform for building and running applications for the Internet of Things (IoT), for $111.5 million in cash (net of cash acquired of $0.1 million) and $13.0 million representing the fair value of contingent consideration payable upon achievement of targets described below. We borrowed $110 million under our existing credit facility on December 27, 2013 to fund the acquisition.
We acquired ThingWorx to accelerate our ability to support manufacturers as they create and service smart, connected products. At the time of the acquisition, ThingWorx had approximately 40 employees and historical annualized revenues were not material. The results of operations of ThingWorx have been included in our consolidated financial statements beginning on the acquisition date. Revenue and earnings of ThingWorx since the acquisition date were not material.
The acquisition of ThingWorx has been accounted for as a business combination. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the December 30, 2013 acquisition date. The fair values of intangible assets were based on valuations using an income approach, with estimates and assumptions provided by management of ThingWorx and PTC. The process for estimating the fair values of identifiable intangible assets and the contingent consideration liability requires the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The former shareholders of ThingWorx are eligible to receive additional consideration of up to $18.0 million, which is contingent on the achievement of certain profitability and bookings targets (as defined in the Merger Agreement) within the period from December 30, 2013 to January 1, 2016. If such targets are achieved, the consideration is payable in cash in two installments, up to half of which will become payable in fiscal 2015, after the first year measurement period, and the remainder of which, including any such amounts not earned in the first measurement period that are subsequently earned, will become payable in fiscal 2016 after the second year measurement period. In connection with accounting for the business combination, we recorded a liability of $13.0 million representing the fair value of the contingent consideration. The liability was valued using a discounted cash flow method and a probability weighted estimate of achievement of the financial targets. The estimated undiscounted range of outcomes for the contingent consideration is $0.0 million to $18.0 million. We will assess the probability that the targets will be met and at what level each reporting period. Any subsequent changes in the estimated fair value of the liability will be reflected in earnings until the liability is fully settled(activity in the second quarter of 2014 was $0.5 million, see Note 8).
Based upon a valuation, the total purchase price allocation was as follows:

Purchase price allocation:	(in thousands)
Goodwill	$102,190
Identifiable intangible assets	32,100
Cash	133
Deferred tax assets and liabilities, net	(8,934)
Other assumed liabilities, net	(789)
Total allocation of purchase price consideration	124,700
Less: cash acquired	(133)
Total purchase price allocation, net of cash acquired	$124,567
Less: contingent consideration	(13,048)
Net cash used to acquire ThingWorx	$111,519
The purchase price allocation resulted in $102.2 million of goodwill, the majority of which will not be deductible for income tax purposes. All of the acquired goodwill was allocated to our software products segment. Intangible assets of $32.1 million includes purchased software of $20.5 million, customer relationships of $8.8 million and trademarks of $2.3 million, which are being amortized over weighted average useful lives of 11 years, 9 years and 12 years, respectively, based upon the pattern in which economic benefits related to such assets are expected to be realized. Additionally, we recorded in process research and development (IPR&D) of $0.5 million related to a version of ThingWorx software planned to be released in the third quarter of 2014. The value of the IPR&D was determined using an income approach. In accounting for the business combination we recorded net deferred tax liabilities of $8.9 million, primarily related to the tax effect of the acquired intangible assets other than goodwill that are not deductible for income tax purposes and net operating loss carryforwards. As described in Note 11, these net deferred tax liabilities reduced our net deferred tax asset balance and resulted in a tax benefit to decrease our valuation allowance in the U.S.
The resulting amount of goodwill reflects our expectations of the following benefits: (1) acceleration of our entry into the emerging IoT market including supporting manufacturers seeking to create and service smart, connected products and helping companies in a wide range of other industries seeking to develop applications for the IoT; (2) our intention to leverage our larger sales force and our intellectual property to attract new contracts and revenue; and (3) our intention to leverage our established presence in global markets.
Servigistics
On October 2, 2012, we acquired Servigistics, Inc., a developer of a suite of service lifecycle management (SLM) software solutions, for $220.8 million in cash (net of a final purchase price adjustment of $1.6 million received from the sellers in the the third quarter of 2013 and net of cash acquired of $1.4 million). We acquired Servigistics to expand our products that support service organizations within manufacturing companies, including managing service and spare parts information and the delivery of service for warranty and product support processes. Servigistics had annualized revenues of approximately $80 million and approximately 400 employees.
The results of operations of Servigistics have been included in our consolidated financial statements beginning on the acquisition date. The unaudited financial information in the table below summarizes the combined results of operations of PTC and Servigistics, on a pro forma basis, as though the companies had been combined as of the beginning of PTC's fiscal year 2012. The pro forma information for all periods presented includes the effects of business combination accounting resulting from the acquisition as though the acquisition had been consummated as of the beginning of fiscal year 2012, including amortization charges from acquired intangible assets, the fair value adjustment of acquired deferred support revenue being recorded in fiscal year 2012 versus fiscal year 2013, the exclusion of $1.0 million and $5.6 million of acquisition-related costs in the second quarter and first six months of 2013, respectively, and the related tax effects. PTC's first quarter of 2013 results also exclude the $32.6 million tax benefit recorded to decrease our valuation allowance in jurisdictions where we have recorded a valuation allowance as a result of Servigistics' net deferred tax liability position recorded in accounting for the business combination (Note 11). The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place at the beginning of 2012.
Unaudited Pro Forma Financial Information

	Three months ended		Six months ended
	Pro Forma	As Reported	Pro Forma	As Reported
	March 30, 2013	March 30, 2013	March 30, 2013	March 30, 2013
	(in millions, except per share amounts)
Revenue	$314.6	$313.9	$635.9	$633.7
Operating income	$22.0	$21.2	$41.2	$35.1
Net income	$17.7	$17.0	$26.0	$52.8
Earnings per share—Basic	$0.15	$0.14	$0.22	$0.44
Earnings per share—Diluted	$0.15	$0.14	$0.21	$0.44

7. Goodwill and Intangible Assets
We have two operating segments: (1) Software Products and (2) Services. We assess goodwill for impairment at the reporting unit level. Our reporting units are determined based on the components of our operating segments that constitute a business for which discrete financial information is available and for which operating results are regularly reviewed by segment management. Our reporting units are consistent with our operating segments. As of March 29, 2014 and September 30, 2013, goodwill and acquired intangible assets in the aggregate attributable to our software products reportable segment were $1,087.6 million and $979.3 million, respectively, and attributable to our services reportable segment were $61.6 million and $62.9 million, respectively. We test goodwill for impairment in the third quarter of our fiscal year, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting segment below its carrying value. Acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.
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
Goodwill and acquired intangible assets consisted of the following:

	March 29, 2014			September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Goodwill (not amortized)			$869,324			$769,095
Intangible assets with finite lives (amortized) (1):
Purchased software	$255,412	$157,818	$97,594	$233,566	$148,127	$85,439
Capitalized software	22,877	22,877	—	22,877	22,877	—
Customer lists and relationships	312,526	135,949	176,577	304,434	120,338	184,096
Trademarks and trade names	15,797	10,640	5,157	13,427	10,097	3,330
Other	4,193	3,620	573	3,784	3,528	256
	$610,805	$330,904	$279,901	$578,088	$304,967	$273,121
Total goodwill and acquired intangible assets			$1,149,225			$1,042,216

(1) The weighted average useful lives of purchased software, customer lists and relationships, trademarks and trade names and other intangible assets with a remaining net book value are 8 years, 10 years, 8 years, and 3 years, respectively.
Goodwill
The changes in the carrying amounts of goodwill for the six months ended March 29, 2014 are due to our acquisition of ThingWorx described in Note 6 and foreign currency translation adjustments related to those asset balances that are recorded in non-U.S. currencies.
Changes in goodwill presented by reportable segment were as follows:

	Software Products Segment	Services Segment	Total
	(in thousands)
Balance, October 1, 2013	$720,548	$48,547	$769,095
Acquisition of ThingWorx	102,190	—	102,190
Foreign currency translation adjustments	(1,993)	32	(1,961)
Balance, March 29, 2014	$820,745	$48,579	$869,324
Amortization of Intangible Assets
The aggregate amortization expense for intangible assets with finite lives was classified in our consolidated statements of operations as follows:

	Three months ended		Six months ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(in thousands)
Amortization of acquired intangible assets	$7,985	$6,640	$15,774	$13,263
Cost of license revenue	4,316	4,628	8,721	9,267
Cost of service revenue	91	—	183	—
Total amortization expense	$12,392	$11,268	$24,678	$22,530

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
Our significant financial assets and liabilities measured at fair value on a recurring basis as of March 29, 2014 and September 30, 2013 were as follows:

	March 29, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Cash equivalents (1)	$73,167	$—	$—	$73,167
Forward contracts	—	177	—	177
	$73,167	$177	$—	$73,344
Financial liabilities:
Contingent consideration related to ThingWorx acquisition	$—	$—	$13,512	$13,512
Forward contracts	—	937	—	937
	$—	$937	$13,512	$14,449

	September 30, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Cash equivalents (1)	$56,706	$—	$—	$56,706
Forward contracts	—	301	—	301
	$56,706	$301	$—	$57,007
Financial liabilities:
Forward contracts	—	438	—	438
	$—	$438	$—	$438

______________
(1) Money market funds and time deposits.

Changes in the fair value of Level 3 contingent consideration liability associated with our acquisition of ThingWorx were as follows:

Contingent Consideration
(in thousands)
Balance at October 1, 2013	$—
ThingWorx contingent consideration at acquisition	13,048
Change in present value of contingent consideration	464
Balance at March 29, 2014	$13,512

In connection with accounting for the ThingWorx business combination, we recorded a liability of $13.0 million representing the fair value of contingent consideration payable upon achievement of certain financial targets over the next two years. The liability that we recorded was valued using a discounted cash flow method and a probability weighted estimate of achievement of the financial targets based on inputs that are not observable in the market, which represents a level 3 measurement within the fair value hierarchy. Changes in the fair value of the contingent consideration liability will be reflected in acquisition-related charges in general and administrative expense until the liability is fully settled. The contingent consideration liability of $13.5 million is included in other liabilities in the consolidated balance sheet.

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
As of March 29, 2014 and September 30, 2013, we had outstanding forward contracts with notional amounts equivalent to the following:

Currency Hedged	March 29, 2014	September 30, 2013
	(in thousands)
Canadian Dollar / U.S. Dollar	$30,427	$41,852
Euro / U.S. Dollar	99,392	50,902
Chinese Renminbi / U.S. Dollar	4,600	—
Japanese Yen / U.S. Dollar	17,397	6,496
Swiss Franc / U.S. Dollar	7,986	9,678
Israeli New Sheqel / U.S. Dollar	5,906	3,413
All other	10,163	12,093
Total	$175,871	$124,434
The accompanying consolidated balance sheets include a net asset of $0.2 million in prepaid expenses and other current assets and a net liability of $0.9 million in accrued expenses as of March 29, 2014, and a net asset of $0.3 million in prepaid expenses and other current assets and a net liability of $0.4 million in accrued expenses as of September 30, 2013 related to the fair value of our forward contracts.
Net gains and losses on foreign currency exposures are recorded in other income (expense), net and include realized and unrealized gains and losses on forward contracts. Net gains and losses on foreign currency exposures for the three and six months ended March 29, 2014 and March 30, 2013 were as follows:

	Three months ended		Six months ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(in thousands)
Net losses on foreign currency exposures	$1,129	$503	$1,993	$988
Net realized and unrealized gain on forward contracts (excluding the underlying foreign currency exposure being hedged)	$(69)	$(2,894)	$(1,697)	$(3,596)

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
The revenue and operating income attributable to our operating segments are summarized as follows:

	Three months ended		Six months ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(in thousands)
Revenue:
Total Software Products segment revenue	$245,423	$236,580	$489,677	$475,869
Total Services segment revenue	83,277	77,369	163,948	157,831
Total revenue	$328,700	$313,949	$653,625	$633,700
Operating income: (1)
Software Products segment	$154,859	$141,536	$313,099	$285,127
Services segment	16,427	6,844	29,048	14,094
Sales and marketing expenses	(85,933)	(92,965)	(170,644)	(193,291)
General and administrative expenses	(34,140)	(34,171)	(65,419)	(70,827)
Total operating income	51,213	21,244	106,084	35,103
Other income (expense), net	(2,692)	(1,867)	(4,446)	(3,672)
Income before income taxes	$48,521	$19,377	$101,638	$31,431

(1)
We recorded restructuring charges of $1.1 million in the first six months of 2014. Software Products included $0.1 million; Services included $0.2 million; sales and marketing expenses included $0.5 million; and general and administrative expenses included $0.3 million of these restructuring charges. We recorded restructuring charges of $15.8 million and $31.2 million in the second quarter and first six months of 2013, respectively. Software Products included $6.1 million and $11.6 million, respectively; Services included $4.0 million and $6.3 million, respectively; sales and marketing expenses included $4.9 million and $11.7 million, respectively; and general and administrative expenses included $0.8 million and $1.6 million, respectively, of these restructuring charges.

We report revenue by the following three solution areas:

•	CAD - PTC Creo® and PTC Mathcad®.

•	Extended PLM - our PLM solutions (primarily PTC Windchill®), our ALM solutions (primarily PTC Integrity™) and our SCM Solutions (primarily PTC Windchill FlexPLM®).

•	SLM - PTC Arbortext® , PTC Servigistics® and PTC ThingWorx® products.

	Three months ended		Six months ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(in thousands)
Revenue:
CAD	$138,188	$136,331	$274,356	$268,291
Extended PLM	147,485	139,833	291,282	282,242
SLM	43,027	37,785	87,987	83,167
Total revenue	$328,700	$313,949	$653,625	$633,700

	Three months ended		Six months ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(in thousands)
Revenue:
Americas (1)	$134,375	$118,150	$273,253	$250,809
Europe (2)	128,018	118,841	255,062	238,495
Pacific Rim	36,662	39,289	70,554	77,911
Japan	29,645	37,669	54,756	66,485
Total revenue	$328,700	$313,949	$653,625	$633,700
_________________

(1)
Includes revenue in the United States totaling $126.3 million and $111.7 million for the quarters ended March 29, 2014 and March 30, 2013, respectively, and $255.0 million and $228.6 million for the six months ended March 29, 2014 and March 30, 2013, respectively.

(2)
Includes revenue in Germany totaling $47.6 million and $39.6 million for the quarters ended March 29, 2014 and March 30, 2013, respectively, and $90.6 million and $81.7 million for the six months ended March 29, 2014 and March 30, 2013, respectively.

11. Income Taxes
In the second quarter and first six months of 2014, our effective tax rate was 10% on pre-tax income of $48.5 million and 18% on pre-tax income of $101.6 million, respectively, compared to a provision of 12% on pre-tax income of $19.4 million and a benefit of 68% on pre-tax income of $31.4 million in the second quarter and first six months of 2013, respectively. In the second quarter and first six months of 2014, our effective tax rate was lower than the 35% statutory federal income tax rate due to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate and the reversal of a portion of our valuation allowance against net deferred tax assets described below.
In the second quarter and first six months of 2013, our effective tax rate was lower than the 35% statutory federal income tax rate due to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate, and for the first six months of 2013 due primarily to the reversal of a portion of our valuation allowance against net deferred tax assets described below. Our tax provision for the second quarter and our tax benefit for the first six months of 2013 did not include a tax benefit on our forecast 2013 U.S. loss as it was offset by a valuation allowance established in the fourth quarter of 2012.  Additionally, in the second quarter of 2013, we recorded a $2.7 million tax benefit related to research and development (R&D) tax credits in the U.S triggered by a retroactive extension of the R&D credit enacted in the second quarter and a $3.2 million tax benefit related to final resolution of a long standing tax litigation and completion of a tax audit.
In the fourth quarter of 2012, we recorded a $124.5 million non-cash charge to the income tax provision to establish a valuation allowance against all of our U.S. deferred tax assets. In the second quarter of 2014 and first quarter of 2013, our acquisitions of ThingWorx and Servigistics, Inc. were accounted for as business combinations. Assets acquired, including the fair values of acquired tangible assets, intangible assets (including finite-lived acquired intangible assets totaling $32.1 million for ThingWorx and $118.3 million for Servigistics) and assumed liabilities were recorded, and we recorded net deferred tax liabilities of $8.9 million and $35.6 million, respectively, primarily related to the tax effect of the acquired intangible assets that are not deductible for income tax purposes. These net deferred tax liabilities reduced our net deferred tax asset balance and resulted in a tax benefit of $8.9 million related to ThingWorx recorded in the second quarter of 2014 and $32.6 million related to Servigistics recorded in the first quarter of 2013 to decrease our valuation allowance in jurisdictions where we have recorded a valuation allowance (primarily the U.S.). As these decreases in the valuation allowance were not part of the accounting for the business combinations (the fair value of the assets acquired and liabilities assumed), they were recorded as income tax benefits.
As of March 29, 2014 and September 30, 2013, we had unrecognized tax benefits of $14.7 million and $13.7 million, respectively. If all of our unrecognized tax benefits as of March 29, 2014 were to become recognizable in the future, we would record a benefit to the income tax provision of $13.7 million which would be partially offset by an increase in the U.S. valuation allowance of $7.3 million.
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
We follow the with-and-without approach for the direct effects of windfall tax deductions to determine the timing of the recognition of benefits for windfall tax deductions.  In the second quarter and first six months of 2014, we recorded windfall tax benefits of $1.3 million and $8.1 million to additional paid-in capital.

12. Debt
Credit Agreement
On January 30, 2014, we entered into a new credit facility with a syndicate of 13 banks for which JPMorgan Chase Bank, N.A. acts as Administrative Agent. We expect to use the credit facility for general corporate purposes, including acquisitions of businesses and working capital requirements. The credit facility consists of a $250 million term loan and a $750 million revolving loan commitment. The revolving loan commitment does not require amortization of principal. The term loan requires principal payments at the end of each calendar quarter. The revolving loan and term loan may be repaid in whole or in part prior to the scheduled maturity dates at PTC's option without penalty or premium. The credit facility matures on January 30, 2019, when all remaining amounts outstanding will be due and payable in full. We are required to make principal payments under the term loan of $9.375 million, $21.875 million, $25.0 million, $34.375 million, $37.5 million and $121.875 million in 2014, 2015, 2016, 2017, 2018 and 2019, respectively. We incurred costs of approximately $4 million in connection with entering into the new facility which will be amortized over the term of the new credit facility.
As of March 29, 2014, we had $318.1 million outstanding under the credit facility, comprised of a $250.0 million term loan and $68.1 million of revolving loans. As of March 29, 2014, the fair value of our credit facility approximates our book value. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy described in Note 8.
Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by PTC. As of March 29, 2014, the annual rate on both the term loan and the revolving loans was 1.625%. A quarterly commitment fee on the undrawn portion of the credit facility is required, ranging from 0.175% to 0.25% per annum, based upon PTC’s leverage ratio.
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
The credit facility limits PTC’s and its subsidiaries’ ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends (other than to PTC) and make other distributions; make investments and enter into joint ventures; dispose of assets; and engage in transactions with affiliates, except on an arms-length basis. Under the credit facility, PTC and its material domestic subsidiaries may not invest cash or property in, or loan to, PTC’s foreign subsidiaries in aggregate amounts exceeding $50 million for any purpose and an additional $75 million for acquisitions of businesses. In addition, under the credit facility, PTC and its subsidiaries must maintain the following financial ratios:

•	a leverage ratio, defined as consolidated funded indebtedness to consolidated trailing four quarters EBITDA, of no greater than 3.00 to 1.00 at any time; and

•
a fixed charge coverage ratio, defined as the ratio of consolidated trailing four quarters EBITDA less consolidated capital expenditures to consolidated fixed charges, of no less than 3.50 to 1.00 at any time.

As of March 29, 2014, our leverage ratio was 0.98 to 1.00, our fixed charge coverage ratio was 22.20 to 1.00 and we were in compliance with all financial and operating covenants of the credit facility.

13. Commitments and Contingencies

Legal and Regulatory Matters

China Investigation
We have been cooperating to provide information to the U.S. Securities and Exchange Commission and the Department of Justice concerning payments and expenses by certain of our business partners in China and/or by employees of our Chinese subsidiary that raise questions concerning compliance with laws, including the U.S. Foreign Corrupt Practices Act. Our internal review is ongoing and now includes periods earlier than those previously examined. We continue to respond to requests for information from these agencies, including a subpoena issued to the company by the SEC. We cannot predict when or how this matter may be resolved. Resolution of this matter could include fines and penalties; however we are unable to estimate an amount that could be associated with any resolution and, accordingly, we have not recorded a liability for this matter. If resolution of this matter includes substantial fines or penalties, this could materially impact our results for the period in which the associated liability is recorded or such amounts are paid. Further, any settlement or other resolution of this matter could have collateral effects on our business in China, the United States and elsewhere.
We terminated certain employees and business partners in China in connection with this matter, which may have an adverse impact on our level of sales in China. Revenue from China has historically represented 5% to 7% of our total revenue.
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
Accruals
With respect to legal proceedings and claims, we record an accrual for a contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. For legal proceedings and claims for which the likelihood that a liability has been incurred is more than remote but less than probable, we estimate the range of possible outcomes. As of March 29, 2014, we had a legal proceedings and claims accrual of $1.0 million.
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

14. Pension Plans
Our pension plans are described in more detail in Note M to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

Amortization of Actuarial Losses
In the six months ended March 29, 2014, we recognized approximately $1.6 million ($1.0 million net of tax) of unrecognized actuarial losses as a component of net periodic pension cost. This amount has been reclassified from accumulated other comprehensive loss to net income in the accompanying Consolidated Statements of Operations and Comprehensive Income.
Termination of U.S. Pension Plan
We maintain a U.S. defined benefit pension plan (the Plan) that covers certain persons who were employees of Computervision Corporation (acquired by us in 1998). Benefits under the Plan were frozen in 1990. We recently decided to terminate the Plan and expect to execute the termination process over the next two years. As part of the planned termination, we re-balanced assets to a target asset allocation of 100% fixed income investments (up from 40%), which will provide a better matching of Plan assets to the characteristics of the liabilities. We will take further actions to minimize the volatility of the value of our pension assets relative to pension liabilities and to settle remaining Plan liabilities, including making such contributions to the Plan as may be necessary to make the Plan sufficient to settle all Plan liabilities, and settling Plan liabilities by offering lump sum distributions to plan participants and purchasing annuity contracts to cover vested benefits.
We expect to settle the liabilities over the latter part of calendar 2015 and early calendar 2016. As the liabilities are settled, losses (currently estimated to be approximately $70.0 million) will be recognized up to the amount of unamortized losses in accumulated other comprehensive income, based on the projected benefit obligations measured as of the dates the settlements occur. We contributed $7.5 million to the Plan on April 1, 2014. Prior to settling the liabilities, we will contribute such additional amounts (currently estimated to be approximately $22.0 million) as may be necessary to fully fund the Plan. Such contributions are expected to be made concurrent with settling the liabilities but may be made earlier at our discretion.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q about our future financial and growth expectations, the development of our products and markets and adoption of our solutions and future purchases by customers are forward-looking statements that are subject to the inherent uncertainties in predicting future results and conditions. Risks and uncertainties that could cause actual results to differ materially from projected results include the following: the macroeconomic climate may not improve or may deteriorate; our customers may not purchase our solutions when or in the amounts we expect and that our pipeline deals may not convert as we expect; we may not achieve the license, service or support growth rates or revenue we expect, which could result in a different mix of revenue between license, service and support and could adversely affect our profitability; foreign currency exchange rates may vary from our expectations and thereby affect our reported revenue and expense; our business, including the ThingWorx business, may not expand and/or generate the revenue we expect; we may be unable to achieve planned services margin and operating margin improvements; we may be unable to improve sales productivity as we expect; remedial actions related to our investigation in China could have a material impact on our operations in China, substantial fines or penalties may be imposed by government agencies in connection with resolving that matter, and any such resolution may have collateral effects on our business in China, the U.S. or elsewhere; as well as other risks and uncertainties described below throughout or referenced in Part II, Item 1A. Risk Factors of this report.
Business Overview
PTC Inc. develops and delivers technology solutions, comprised of software and services, that transform the way our customers create, operate and service their products. Our solutions help our customers in discrete manufacturing organizations optimize the activities within individual business functions, including engineering, supply chain, manufacturing and service, and coordinate these processes across the enterprise to create product and service advantage.
Our solutions and software products address the challenges our customers face in the following areas:
Computer-Aided Design (CAD)
Effective and collaborative product design.
Product Lifecycle Management (PLM)
Management of product development from concept to retirement.
Application Lifecycle Management (ALM)
Management of global software development.
Supply Chain Management (SCM)
Management and optimization of global supply chains.
Service Lifecycle Management (SLM)
Delivery and capture of product intelligence at the point of service.
Internet of Things (IoT)
Development of applications for smart, connected products.

Business Developments
In December 2013, we acquired ThingWorx, a developer of a platform for building and running applications for the Internet of Things. This acquisition accelerates our ability to support manufacturers seeking competitive advantage as they develop applications to create, operate and service smart, connected products.
Our Markets
The markets we serve present different growth opportunities for us. We believe the PLM, ALM, SCM, SLM and IoT markets present the greatest opportunities for revenue growth and revenue from these markets will constitute an increasingly greater proportion of our revenue over time. We believe the market for CAD among small- and medium-size businesses also provides an opportunity for growth. Conversely, the market for CAD among large businesses is highly penetrated and presents a lower growth opportunity for us.
Executive Overview

In our second quarter, we continued to deliver on our margin expansion strategy with revenue in line with expectations and GAAP earnings per share above our expected range (due to a lower tax provision), and non-GAAP earnings per share at the high end of our range. In the second quarter of 2014, earnings per share was up 158% to $0.36 from $0.14 in the year-ago period, and non-GAAP earnings per share was up 17% to $0.48, from $0.41 in the year-ago period. Our GAAP results reflect no restructuring charges in the second quarter of 2014 (they were $16 million in the second quarter of 2013) and a lower tax provision as the second quarter of 2014 included a non-cash tax benefit of $9 million as a result of accounting for our acquisition of ThingWorx. The restructuring charges and non-cash tax benefit are excluded from our non-GAAP measures, as are the other items described in our reconciliation of non-GAAP measures to GAAP results under Results of Operations - Non-GAAP Measures below.

For the second quarter, our total revenue was $329 million, up 4% year over year. Total license revenue for the quarter was $85 million, up 7% year over year, which reflects an increase in license revenue from large transactions. The second quarter of 2014 included three mega deals (transactions resulting in recognized license revenue of over $5 million in the quarter); two in the Americas and one in Europe, compared to one in Japan in the second quarter of 2013. From a geographic perspective, on a constant currency basis, revenue grew 14% in the Americas and 6% in Europe, and declined 10% in Japan and 6% in the Pacific Rim, compared to the year-ago period. Total revenue in Japan and the Pacific Rim declined 21% and 7%, respectively, and in the Americas and Europe was up 14% and 8%, respectively, compared to the year-ago period.
Our operating margin in the second quarter of 2014 increased to 16% from 7% in the year-ago period (to 24% from 20% on a non-GAAP basis). GAAP operating margin in the second quarter of 2014 was favorably impacted by lower restructuring charges, which were $16 million in the second quarter of 2013 compared to none in the second quarter of 2014, and unfavorably impacted by higher acquisition-related expenses (which were $2 million higher in the second quarter of 2014, compared to the second quarter of 2013). Our GAAP and non-GAAP operating margin was impacted by cost reduction measures, including our restructuring actions in 2013, and higher service margins, partially offset by costs of acquired businesses and annual merit salary increases for employees.
We ended the second quarter of 2014 with $270 million of cash, down from $371 million at the end of the first quarter of 2014, reflecting, in part, $112 million used for our acquisition of ThingWorx. Additionally, we generated $111 million in operating cash flow, repurchased $40 million of our common shares outstanding and repaid $50 million of amounts outstanding under our credit facility. At the end of the second quarter of 2014, the balance outstanding under our credit facility was $318 million and we had $682 million available to borrow under the revolving loan portion of our credit facility. As described in Liquidity and Capital Resources, in the second quarter of 2014, we replaced our credit facility with a substantially similar facility with a borrowing capacity of $1 billion (comprised of a $750 million revolving line and a $250 million term loan) that matures in January 2019.
Non-GAAP measures are reconciled to GAAP results under Results of Operations - Non-GAAP Measures below.
Future Expectations, Strategies and Risks
The slowdown in the global manufacturing industry, uncertainty about the near-term economic environment and unfavorable foreign currency exchange rates were headwinds for revenue growth in fiscal 2013. While we have seen some indications of improvements in global manufacturing economic conditions, there is still a significant level of uncertainty in terms of the level and speed at which growth will resume. We expect modest revenue growth and continued operating margin expansion in 2014 driven by: (1) continued vigilance on cost controls and cost savings from restructuring actions; (2) increased sales productivity; and (3) improvement in services non-GAAP gross margin to at least 15%. For 2014, our goal is to achieve year-over-year revenue growth of 3% to 4%. This revenue goal includes license revenue growth of 3% to 7%, support revenue growth of approximately 3%, and service revenue growth of approximately 2%. Our 2014 earnings goals are to achieve non-GAAP operating margin expansion of 300 basis points, from 22% in 2013 to approximately 25% in 2014 (expansion of GAAP operating margins from 10% in 2013 to approximately 18% in 2014) and non-GAAP earnings per share of $2.05 to $2.15 (GAAP earnings per share of $1.40 to $1.50), an increase of $0.02 per share on both a non-GAAP and GAAP basis from our previous expectation announced in the second quarter of 2014. If economic conditions do not improve or deteriorate further, or if foreign currency exchange rates relative to the U.S. dollar differ significantly from our current assumptions, our results could differ materially from our targets. Our targets assume rates of $1.38 USD to one Euro and 103 Yen to one USD.

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
Impact of an Investigation in China
We have been cooperating to provide information to the U.S. Securities and Exchange Commission and the Department of Justice concerning payments and expenses by certain of our business partners in China and/or by employees of our Chinese subsidiary that raise questions concerning compliance with laws, including the U.S. Foreign Corrupt Practices Act. Our internal review is ongoing and now includes periods earlier than those previously examined. We continue to respond to requests for information from these agencies, including a subpoena issued to the company by the SEC. We cannot predict when or how this matter may be resolved. Resolution of this matter could include fines and penalties; however we are unable to estimate an amount that could be associated with any resolution and, accordingly, we have not recorded a liability for this matter. If resolution of this matter includes substantial fines or penalties, this could materially impact our results for the period in which the associated liability is recorded or such amounts are paid. Further, any settlement or other resolution of this matter could have collateral effects on our business in China, the United States and elsewhere.
We terminated certain employees and business partners in China in connection with this matter, which may have an adverse impact on our level of sales in China. Revenue from China has historically represented 5% to 7% of our total revenue.
Revenue, Operating Margin, Earnings per Share and Cash Flow from Operations
The following table shows the financial measures that we consider the most significant indicators of the performance of our business. In addition to operating income, operating margin, and diluted earnings per share as calculated under generally accepted accounting principles (“GAAP”), the table also includes non-GAAP operating income, operating margin, and diluted earnings per share for the reported periods. We discuss the non-GAAP measures in detail, including items excluded from the measures, and provide a reconciliation to the comparable GAAP measures under Results of Operations - Non-GAAP Measures below.

	Three months ended		Percent Change 2013 to 2014		Six months ended		Percent Change 2013 to 2014
	March 29, 2014	March 30, 2013	Actual	Constant Currency	March 29, 2014	March 30, 2013	Actual	Constant Currency
	(dollar amounts in millions, except per share data)
License revenue	$85.2	$79.7	7%	8%	$164.4	$158.9	3%	4%
Service revenue	77.2	73.1	6%	6%	152.8	149.8	2%	2%
Support revenue	166.3	161.2	3%	4%	336.5	325.0	4%	5%
Total revenue	328.7	313.9	5%	6%	653.6	633.7	3%	4%
Cost of license	8.0	8.3	(4)%		15.5	16.3	(5)%
Cost of service	64.3	64.6	—%		129.8	133.1	(3)%
Cost of support	21.6	20.4	6%		41.5	40.9	1%
Total cost of revenue	93.8	93.3	1%		186.8	190.3	(2)%
Gross margin	234.9	220.7	6%		466.9	443.4	5%
Operating expenses	183.7	199.4	(8)%		360.8	408.3	(12)%
Total costs and expenses (1)	277.5	292.7	(5)%	(4)%	547.5	598.6	(9)%	(8)%
Operating income (1)	$51.2	$21.2	141%	144%	$106.1	$35.1	202%	204%
Non-GAAP operating income (1)	$80.1	$62.9	27%	28%	$162.4	$121.5	34%	34%
Operating margin (1)	15.6%	6.8%			16.2%	5.5%
Non-GAAP operating margin (1)	24.4%	20.0%			24.8%	19.1%
Diluted earnings per share (2)	$0.36	$0.14			$0.69	$0.44
Non-GAAP diluted earnings per share (2)	$0.48	$0.41			$0.98	$0.77
Cash flow from operations	$110.7	$82.8			$147.0	$96.4

(1) Costs and expenses in the first six months of 2014 included restructuring charges of $1.1 million (none in the second quarter of 2014) compared to $15.8 million and $31.2 million in the second quarter and first six months of 2013, respectively. Additionally, the second quarter and first six months of 2014 included acquisition-related costs of $3.9 million and $5.2 million, respectively, compared to $2.1 million and $6.7 million in the second quarter and first six months of 2013, respectively. These restructuring and acquisition-related costs have been excluded from non-GAAP operating income.

(2) Income taxes for non-GAAP diluted earnings per share reflect the tax effects of non-GAAP adjustments for the second quarters and first six months of 2014 and 2013, which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments described in Non-GAAP Measures, and also include the following tax items. In the fourth quarter of 2012, a valuation allowance was established against our U.S. net deferred tax assets. The non-GAAP tax provision for the first six months of 2014 and 2013 has been calculated assuming there is no U.S. valuation allowance. The second quarter of 2014 includes a non-cash tax benefit of $8.9 million related to the release of a portion of the valuation allowance as a result of deferred tax liabilities established for the acquisition of ThingWorx. The first six months of 2013 includes a non-cash tax benefit of $32.6 million related to the release of a portion of the valuation allowance as a result of deferred tax liabilities established in accounting for the acquisition of Servigistics, and a tax benefit totaling $3.2 million related to final resolution of a long standing tax litigation and completion of an international jurisdiction tax audit. These tax benefits have been excluded from non-GAAP diluted earnings per share.

Results of Operations
Impact of Foreign Currency Exchange on Results of Operations
Approximately two-thirds of our revenue and half of our expenses are transacted in currencies other than the U.S. Dollar. Because we report our results of operations in U.S. Dollars, currency translation, particularly changes in the Euro and Yen relative to the U.S. Dollar, affects our reported results. Changes in foreign currency rates did not have a material impact on operating income in the first six months of 2014. If actual results for the second quarter and first six months of 2014 had been converted into U.S. Dollars based on the foreign currency exchange rates in effect for the second quarter and first six months of 2013, revenue would have been higher by $2.7 million and $4.4 million, respectively, and costs and expenses would have been higher by $2.1 million and $3.8 million, respectively, and operating income would have been higher by $0.6 million for both periods. Our constant currency disclosures are calculated by multiplying the actual results for the first six months of 2014 by the exchange rates in effect for the first six months of 2013.
Acquisitions
On December 30, 2013, we acquired ThingWorx, a developer of a platform for building and running applications for the Internet of Things. The results of operations of ThingWorx have been included in our consolidated financial statements beginning on the acquisition date. Revenue (included in SLM) and earnings of ThingWorx since the acquisition date were not material.
Total revenue from the ThingWorx, Enigma (acquired in the fourth quarter of 2013) and NetIDEAS (acquired in the fourth quarter of 2013) businesses was $3.5 million and $6.0 million in the second quarter and first six months of 2014, respectively.
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
SLM revenue includes PTC Arbortext®, PTC Servigistics® and PTC ThingWorx® products.

Revenue by Line of Business	% of Total Revenue
	Three months ended		Six months ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
License	26%	26%	25%	25%
Service	23%	23%	23%	24%
Support	51%	51%	51%	51%

Revenue by Solution	Three months ended				Six months ended
			Percent Change				Percent Change
	March 29, 2014	March 30, 2013	Actual	Constant Currency	March 29, 2014	March 30, 2013	Actual	Constant Currency
	(Dollar amounts in millions)
CAD
License	$37.9	$37.3	2%	3%	$72.1	$67.0	8%	8%
Service	6.4	5.7	13%	15%	12.4	11.7	6%	8%
Support	93.9	93.4	1%	2%	189.9	189.6	—%	2%
Total revenue	$138.2	$136.3	1%	3%	$274.4	$268.3	2%	3%

Extended PLM
License	$39.3	$35.1	12%	12%	$73.3	$69.1	6%	7%
Service	52.8	51.4	3%	3%	105.9	106.0	—%	—%
Support	55.4	53.3	4%	5%	112.1	107.1	5%	5%
Total revenue	$147.5	$139.8	5%	6%	$291.3	$282.2	3%	4%

SLM
License	$8.1	$7.3	11%	11%	$19.0	$22.8	(16)%	(17)%
Service	17.9	16.0	12%	12%	34.5	32.1	7%	8%
Support	17.0	14.5	17%	18%	34.5	28.3	22%	23%
Total revenue	$43.0	$37.8	14%	14%	$88.0	$83.2	6%	6%

CAD Revenue
CAD revenue in the second quarter of 2014 was up slightly compared with the year-ago period primarily due to double digit percentage license revenue growth in Europe, offset by lower license revenue in the Pacific Rim and Japan. CAD channel revenue, which represents approximately 40% of total CAD revenue, was down 2% year-over-year (flat on a constant currency basis) with license revenue down 5% year over year (down 4% on a constant currency basis). In the second quarter of 2014, compared with the year-ago period license revenue in Europe grew 44% ($5.2 million), up 42% on a constant currency basis, partially offset by declines in license revenue in Japan of 44% ($3.2 million), down 36% on a constant currency basis, and the Pacific Rim of 16% ($1.5 million). CAD revenue in the first six months of 2014 was up compared with the year-ago period primarily due to license revenue growth in Europe of 42% ($9.4 million), up 39% on a constant currency basis, and the Americas of 14% ($2.2 million), partially offset by declines in license revenue in the Pacific Rim of 15% ($3.0 million) and Japan of 37% ($3.5 million), down 26% on a constant currency basis. CAD channel revenue for the first six months of 2014 was down 2% year-over-year (down 1% on a constant currency basis) with license revenue down 3% year over year (down 2% on a constant currency basis).
Extended PLM Revenue
Extended PLM revenue in the second quarter of 2014 grew 21% ($11.6 million) in the Americas with license revenue up 93% ($8.5 million). This growth was partially offset by single digit percentage declines in Europe, the Pacific Rim, and Japan (though Japan saw single digit growth on a constant currency basis). Japan total revenue declined 6% ($0.7 million) and license revenue declined 42% ($2.2 million); total revenue in the Pacific Rim declined 8% ($1.5 million) and license revenue declined 27% ($2.5 million); and total revenue in Europe declined 3% ($1.7 million) while license revenue increased 3% ($0.3 million). In the first six months of 2014, total revenue in the Americas grew 13% ($16.0 million) and license revenue grew 29% ($8.3 million). This growth was partially offset by declines in Europe, the Pacific Rim, and Japan. Japan total revenue declined 1% ($0.2 million) and license revenue declined 18% ($1.2 million), but grew in total 17% on a constant currency basis; total revenue in the Pacific Rim declined 11% ($3.7 million) and license revenue declined 23% ($3.3 million); and total revenue in Europe declined 3% ($3.0 million) while license revenue increased 2% ($0.4 million).
SLM Revenue
The double digit growth in SLM license, service, and support revenue in the second quarter of 2014, compared to the second quarter of 2013, includes contributions from Enigma (acquired in the fourth quarter of 2013) and ThingWorx (acquired in the second quarter of 2014). By region, SLM revenue grew by double digit percentages in the Pacific Rim, Europe, and the Americas, partially offset by a double digit percentage decline in Japan. Compared to the second quarter of 2013, total revenue in the Americas grew 15% ($3.4 million) and license revenue grew 52% ($0.7 million); total revenue in the Pacific Rim grew 39% ($0.9 million) and license revenue grew 154% ($1.1 million); and total revenue in Europe grew 37% ($3.3 million) and license revenue grew 35% ($1.0 million). Total revenue in Japan in the second quarter of 2014, compared to the second quarter of 2013, declined 58% ($2.3 million) and license revenue declined 90% ($2.0 million). In the first six months of 2014, compared to the first six months of 2013, total revenue in Europe increased 29% ($5.3 million) and license revenue increased 6% ($0.4 million), and total revenue in the Americas grew 5% ($2.8 million) while license revenue declined 10% ($0.9 million). Over the same period, total revenue in Japan declined 47% ($2.9 million) and license revenue declined 93% ($3.1 million) and total revenue in the Pacific Rim declined 6% ($0.4 million) and license revenue declined 8% ($0.2 million).
License Revenue
In the second quarter and first six months of 2014, compared to the year-ago periods, license revenue was up 7% and 3%, respectively, and organic license revenue (excluding revenue from ThingWorx, Enigma and NetIDEAS) grew 5% and 2%, respectively. The amount of license revenue attributable to large transactions, and the number of such transactions, may vary significantly from period to period and by geographic region. In the second quarter and first six months of 2014, we had three transactions with license revenue greater than $5 million (two in the Americas and one in Europe). We had one transaction with license revenue in excess of $5 million in the second quarter of 2013 (in Japan) and two in the first six months of 2013 (one in Japan and one in the Americas).
Service Revenue
Consulting and training services engagements typically result from sales of new licenses, particularly of our Extended PLM and SLM solutions. Year over year, service revenue in the second quarter and first six months of 2014 was up 6% and 2%, respectively (up 4% on an organic basis in the second quarter and flat for the first six months of 2014). Our consulting service revenue in the second quarter and first six months of 2014 was up 5% and 2% year over year, respectively, (up 3% on an organic basis in the second quarter and flat for the first six months of 2014). Year over year, training revenue, which typically represents about 15% of our total services revenue, was up 8% in the second quarter and 2% in the first six months of 2014. Expanding our service partner program, under which service engagements are referred to third party service providers, is part of our overall margin expansion strategy. Over time, we anticipate reducing our mix of direct services by shifting more business to our services partners and implementing solutions that fundamentally require less services.
Support Revenue
Support revenue is comprised of contracts to maintain new and/or previously purchased software. We saw steady growth in support revenue in 2012 and in 2013, continuing in 2014. CAD and Extended PLM support seats increased 2% and 3%, respectively, as of the end of the second quarter of 2014 compared to the end of the second quarter of 2013.
Foreign currency exchange rate movements reduced support revenue by $1.7 million and $3.4 million in the second quarter and first six months of 2014, respectively, compared to the second quarter and first six months of 2013.
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
For the second quarters of 2014 and 2013 there were 35 (12 in the Americas, 16 in Europe and 7 in Asia) and 24 (9 in the Americas, 9 in Europe and 6 in Asia) of these customers, respectively, with average revenue per customer of $2.2 million and $2.4 million, respectively.
Revenue from large customers in the second quarter and first six months of 2014 increased 35% and 24%, respectively, compared to the second quarter and first six months of 2013. License revenue as a proportion of revenue from such customers was 52% and 43% in the second quarters of 2014 and 2013, respectively, and 49% and 44% in the first six months of 2014 and 2013, respectively.  We attribute the increase in revenue from large customers to an improving overall economy.

	Three months ended		Six months ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(Dollar amounts in millions)
License and/or service revenue greater than $1 million from individual customers in a quarter	$78.3	$57.9	$149.0	$119.7
% of total license and service revenue	48%	38%	47%	39%
Revenue by Geographic Region

	Three months ended		Percent Change		Six months ended		Percent Change
	March 29, 2014	March 30, 2013	Actual	Constant Currency	March 29, 2014	March 30, 2013	Actual	Constant Currency
	(Dollar amounts in millions)
Revenue by region:
Americas	$134.4	$118.2	14%	14%	$273.3	$250.8	9%	9%
Europe	$128.0	$118.8	8%	6%	$255.1	$238.5	7%	4%
Pacific Rim	$36.7	$39.3	(7)%	(6)%	$70.6	$77.9	(9)%	(9)%
Japan	$29.6	$37.7	(21)%	(10)%	$54.8	$66.5	(18)%	(2)%

	Three months ended		Six months ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Revenue by region as a % of total revenue:
Americas	41%	38%	42%	40%
Europe	39%	38%	39%	38%
Pacific Rim	11%	13%	11%	12%
Japan	9%	12%	8%	10%

Americas
The increase in revenue in the Americas in the second quarter of 2014 compared to the second quarter of 2013 consisted of an increase of 48% ($9.3 million) in license revenue, an increase of 7% ($4.4 million) in support revenue, and an increase of 8% ($2.6 million) in service revenue and in the first six months of 2014 compared to the first six months of 2013 consisted of an increase of 18% ($9.6 million) in license revenue, an increase of 6% ($8.6 million) in support revenue and an increase of 6% ($4.3 million) in service revenue. The second quarter and first six months of 2014 included two transactions with license revenue in excess of $5 million in the Americas. The first quarter and first six months of 2013 included one such transaction.
Europe
Revenue in Europe in the second quarter of 2014 compared to the second quarter of 2013 consisted of an increase in license revenue of 25% ($6.6 million), 23% on a constant currency basis, and an increase in support revenue of 5% ($3.4 million), 3% on a constant currency basis, partially offset by a decrease in service revenue of 3% ($0.8 million), 4% on a constant currency basis. Revenue in Europe in the first six months of 2014 compared to the the first six months of 2013 reflects an increase in license revenue of 20% ($10.2 million), 18% on a constant currency basis, an increase in support revenue of 7% ($8.9 million), 4% on a constant currency basis, partially offset by a decrease in service revenue of 4% ($2.5 million), 7% on a constant currency basis. The second quarter and first six months of 2014 included one transaction with license revenue in excess of $5 million in Europe. No such transactions were recorded in the second quarter and first six months of 2013.
Changes in foreign currency exchange rates, particularly the Euro, favorably impacted revenue in Europe by $2.3 million and $7.0 million in the second quarter and first six months of 2014, respectively, as compared to the second quarter and first six months of 2013.
Pacific Rim
The decrease in revenue in the Pacific Rim in the second quarter of 2014 compared to the second quarter of 2013 consisted of a decrease of 15% ($2.9 million) in license revenue, partially offset by an increase of 4% ($0.3 million) in service revenue. The decrease in revenue in the Pacific Rim in the first six months of 2014 compared to the first six months of 2013 consisted primarily of a decrease of 18% ($6.5 million) in license revenue and a decrease of 7% ($1.2 million) in service revenue, partially offset by an increase of 2% ($0.4 million) in support revenue.
Revenue from China, which has historically represented 5% to 7% of our total revenue, increased 7% in the second quarter of 2014 as compared to the second quarter of 2013 and decreased 10% in the first six months of 2014 as compared to the first six months of 2013.
Japan
The decrease in revenue in Japan in the second quarter of 2014 compared to the second quarter of 2013 reflected decreases of 50% ($7.4 million) in license revenue, and 13% ($2.6 million) in support revenue, partially offset by an increase of 49% ($1.9 million) in service revenue. On a constant currency basis, in the second quarter of 2014, license revenue was down 43% year over year, support revenue was up 1% year over year and service revenue was up 64% year over year. The decrease in revenue in Japan in the first six months of 2014 compared to the first six months of 2013 included a decrease of 40% ($7.7 million), 30% on a constant currency basis, in license revenue and a decrease of 16% ($6.4 million) in support revenue, an increase of 1% on a constant currency basis, partially offset by an increase in service revenue of 33% ($2.4 million), an increase of 53% on a constant currency basis. The second quarter and first six months of 2013 included one transaction with license revenue in excess of $5 million in Japan. No such transactions were recorded in the second quarter and first six months of 2014.
Changes in the Yen to U.S. Dollar exchange rate unfavorably impacted revenue in Japan by $4.4 million and $10.4 million in the second quarter and first six months of 2014, respectively, as compared to the second quarter and first six months of 2013.

Gross Margin	Three months ended			Six months ended
	March 29, 2014	March 30, 2013	Percent Change	March 29, 2014	March 30, 2013	Percent Change
	(Dollar amounts in millions)
Gross margin	$234.9	$220.7	6%	$466.9	$443.4	5%
Non-GAAP gross margin	241.6	228.2	6%	480.6	459.5	5%
Gross margin as a % of revenue:
License	90.7%	89.6%		90.6%	89.7%
Service	16.7%	11.7%		15.1%	11.2%
Support	87.0%	87.3%		87.7%	87.4%
Gross margin as a % of total revenue	71.5%	70.3%		71.4%	70.0%
Non-GAAP gross margin as a % of total revenue	73.5%	72.5%		73.5%	72.3%

Gross margin as a percentage of total revenue in the second quarter of 2014 compared to the year-ago period reflects higher service and license margins. Service margins have been improving due to cost reductions, improved efficiencies and in part to reducing the amount of direct services that we perform through expansion of our service partner program. The increase in our GAAP service gross margin in the second quarter of 2014 was due in part to improved consulting margin. We are targeting GAAP services margins of at least 13% for fiscal 2014 (at least 15% on a non-GAAP basis). Service revenue comprised 23% of our total revenue in the second quarter and first six months of 2014, compared to 23% and 24% in the second quarter and first six months of 2013, respectively.

	Three months ended			Six months ended
	March 29, 2014	March 30, 2013	Percent Change	March 29, 2014	March 30, 2013	Percent Change
	(Dollar amounts in millions)
Costs and expenses:
Cost of license revenue	$8.0	$8.3	(4)%	$15.5	$16.3	(5)%
Cost of service revenue	64.3	64.6	—%	129.8	133.1	(3)%
Cost of support revenue	21.6	20.4	6%	41.5	40.9	1%
Sales and marketing	85.9	88.1	(2)%	170.2	181.6	(6)%
Research and development	55.6	55.5	—%	108.7	113.0	(4)%
General and administrative	34.1	33.4	2%	65.1	69.2	(6)%
Amortization of acquired intangible assets	8.0	6.6	20%	15.8	13.3	19%
Restructuring charges	—	15.8	(100)%	1.1	31.2	(97)%
Total costs and expenses (1)	$277.5	$292.7	(5)%	$547.5	$598.6	(9)%
Total headcount at end of period	6,043	5,971

(1)	On a constant currency basis, compared to the year-ago period, total costs and expenses for the second quarter and first six months of 2014 decreased 4% and 8%, respectively.
Costs and expenses in the second quarter and first six months of 2014 compared to the second quarter and first six months of 2013 decreased primarily as a result of:

•	restructuring charges, which were $30.1 million lower in the first six months of 2014; and

•	cost savings resulting from restructuring actions in 2013.
These cost decreases were partially offset by costs from acquired businesses (approximately 90 employees) and company-wide merit pay increases totaling approximately $12 million on an annualized basis, which were effective February 1, 2014.

Cost of License Revenue	Three months ended			Six months ended
	March 29, 2014	March 30, 2013	Percent Change	March 29, 2014	March 30, 2013	Percent Change
	(Dollar amounts in millions)
Cost of license revenue	$8.0	$8.3	(4)%	$15.5	$16.3	(5)%
% of total revenue	2%	3%		2%	3%
% of total license revenue	9%	10%		9%	10%

Our cost of license revenue consists of fixed and variable costs associated with reproducing and distributing software and documentation, as well as royalties paid to third parties for technology embedded in or licensed with our software products and amortization of intangible assets associated with acquired products. Cost of license revenue as a percent of license revenue can vary depending on product mix sold and the effect of fixed and variable royalties and the level of amortization of acquired software intangible assets. Amortization of acquired purchased software totaled $4.3 million and $4.6 million in the second quarters of 2014 and 2013, respectively, and $8.7 million and $9.3 million in the first six months of 2014 and 2013, respectively.

Cost of Service Revenue	Three months ended			Six months ended
	March 29, 2014	March 30, 2013	Percent Change	March 29, 2014	March 30, 2013	Percent Change
	(Dollar amounts in millions)
Cost of service revenue	$64.3	$64.6	—%	$129.8	$133.1	(3)%
% of total revenue	20%	21%		20%	21%
% of total service revenue	83%	88%		85%	89%
Service headcount at end of period	1,388	1,434	(3)%

Our cost of service revenue includes costs such as salaries, benefits, and computer equipment and facilities for our training and consulting personnel, and third-party subcontractor fees.

In the second quarter and first six months of 2014 compared to the second quarter and first six months of 2013, total compensation, benefit costs and travel expenses were higher by 2% ($1.0 million) and 1% ($1.3 million), respectively. The cost of third-party consulting services was $1.6 million and $4.3 million lower in the second quarter and first six months of 2014, respectively, compared to the second quarter and first six months of 2013. The decrease in the use of subcontracted third-party consultants is a result of growing internal capacity and improved utilization and the implementation of our strategy to have our strategic services partners perform services for customers directly, all of which have contributed to improving services margins.

Cost of Support Revenue	Three months ended			Six months ended
	March 29, 2014	March 30, 2013	Percent Change	March 29, 2014	March 30, 2013	Percent Change
	(Dollar amounts in millions)
Cost of support revenue	$21.6	$20.4	6%	$41.5	$40.9	1%
% of total revenue	7%	7%		6%	6%
% of total support revenue	13%	13%		12%	13%
Support headcount at end of period	625	577	8%

Our cost of support revenue includes costs such as salaries, benefits, and computer equipment and facilities associated with customer support and the release of support updates (including related royalty costs).

Sales and Marketing	Three months ended			Six months ended
	March 29, 2014	March 30, 2013	Percent Change	March 29, 2014	March 30, 2013	Percent Change
	(Dollar amounts in millions)
Sales and marketing	$85.9	$88.1	(2)%	$170.2	$181.6	(6)%
% of total revenue	26%	28%		26%	29%
Sales and marketing headcount at end of period	1,366	1,425	(4)%

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. Our compensation, benefit costs and travel expenses were lower by 1% ($0.6 million) and 6% ($8.4 million) in the second quarter and first six months of 2014, respectively, compared to the second quarter and first six months of 2013, primarily due to lower headcount. Sales meeting, marketing program and professional expenses decreased by $0.3 million and $0.5 million in the second quarter and first six months of 2014, respectively, compared to the second quarter and first six months of 2013, and depreciation expense decreased by $0.5 million and $1.1 million, respectively, over the same periods.

Research and Development	Three months ended			Six months ended
	March 29, 2014	March 30, 2013	Percent Change	March 29, 2014	March 30, 2013	Percent Change
	(Dollar amounts in millions)
Research and development	$55.6	$55.5	—%	$108.7	$113.0	(4)%
% of total revenue	17%	18%		17%	18%
Research and development headcount at end of period	2,032	1,934	5%
Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Major research and development activities include developing new releases and updates of our software that enhance functionality and developing new products or features. Total compensation, benefit costs and travel expenses were higher by 3% ($1.2 million) in the second quarter of 2014 compared to the second quarter of 2013 and lower by 2% ($1.8 million) in the first six months of 2014 compared to the first six months of 2013. Ending headcount at the end of the second quarter of 2014 includes a higher mix of research and development headcount in lower cost geographic regions as compared to the second quarter of 2013. Additionally, research and development headcount at the end of the second quarter of 2014 included approximately 40 employees added from companies acquired since the second quarter of 2013. Total depreciation and telecommunication costs in the second quarter and first six months of 2014 decreased by $0.6 million and $1.3 million, respectively, compared to the second quarter and first six months of 2013.

General and Administrative	Three months ended			Six months ended
	March 29, 2014	March 30, 2013	Percent Change	March 29, 2014	March 30, 2013	Percent Change
	(Dollar amounts in millions)
General and administrative	$34.1	$33.4	2%	$65.1	$69.2	(6)%
% of total revenue	10%	11%		10%	11%
General and administrative headcount at end of period	622	590	5%

Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources, legal and administrative functions, as well as acquisition-related charges, bad debt expense and outside professional services, including accounting and legal fees. The increase in overall general and administrative costs in the second quarter of 2014, compared to the second quarter of 2013, was due primarily to acquisition-related costs, which were $1.8 million higher, and total compensation, benefit costs and travel costs which were 4% ($1.0 million) higher. The decrease in overall general and administrative costs in the first six months of 2014, compared to the first six months of 2013, was due in part to acquisition-related costs, which were $1.5 million lower, partially offset by total compensation, benefit costs and travel costs which were 1% ($0.6 million) higher. Additionally, certain business taxes in a foreign jurisdiction were lower by $1.3 million and $1.8 million in the second quarter and first six months of 2014, respectively, compared to the second quarter and first six months of 2013.

Amortization of Acquired Intangible Assets	Three months ended			Six months ended
	March 29, 2014	March 30, 2013	Percent Change	March 29, 2014	March 30, 2013	Percent Change
	(Dollar amounts in millions)
Amortization of acquired intangible assets	$8.0	$6.6	20%	$15.8	$13.3	19%
% of total revenue	2%	2%		2%	2%
Amortization of acquired intangible assets reflects the amortization of acquired non-product related intangible assets, primarily customer and trademark-related intangible assets, recorded in connection with completed acquisitions. The increase in amortization of acquired intangible assets in the second quarter and first six months of 2014 includes our acquisition of ThingWorx in the second quarter of 2014 and our acquisitions of Enigma and NetIDEAS in the fourth quarter of 2013.

Restructuring charges	Three months ended			Six months ended
	March 29, 2014	March 30, 2013	Percent Change	March 29, 2014	March 30, 2013	Percent Change
	(Dollar amounts in millions)
Restructuring charges	$—	$15.8	(100)%	$1.1	$31.2	(97)%

In the first six months of 2014, we recorded restructuring charges of $1.1 million, primarily associated with the completion of the restructuring actions initiated in the fourth quarter of 2013.
In the first six months of 2013, as part of our strategy to reduce costs and enhance long term profitability, we restructured our business and recorded restructuring charges of $31.4 million. The restructuring charges included $29.9 million for severance and related costs associated with 288 employees notified of termination during the first six months of 2013 and $1.5 million of charges related to excess facilities.
The 2013 restructuring actions are expected to result in a $16 million per quarter reduction in operating expenses (which is largely reflected in our results for the first six months of 2014 and contemplated in our 2014 financial goals).
In the first six months of 2014, we made cash payments related to restructuring charges of $17 million, compared to $23 million in the first six months of 2013. At March 29, 2014, accrued expenses for unpaid restructuring charges totaled $3 million, which we expect to pay within the next twelve months.

Interest and Other Income (Expense), net	Three months ended		Six months ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(in millions)
Interest income	$0.8	$0.7	$1.5	$1.5
Interest expense	(2.1)	(1.9)	(3.4)	(3.8)
Other income (expense), net	(1.4)	(0.7)	(2.6)	(1.4)
Total interest and other income (expense), net	$(2.7)	$(1.9)	$(4.4)	$(3.7)

Interest and other income (expense), net includes interest income, interest expense, costs of hedging contracts, certain realized and unrealized foreign currency transaction gains or losses and exchange gains or losses resulting from the required period-end currency remeasurement of the financial statements of our subsidiaries that use the U.S. Dollar as their functional currency. A large portion of our revenue and expenses is transacted in foreign currencies. To reduce our exposure to fluctuations in foreign exchange rates, we engage in hedging transactions involving the use of foreign currency forward contracts, primarily in the Euro and Canadian Dollar. The increase in other income (expense), net in the second quarter and first six months of 2014, compared to the prior year periods, was due primarily to foreign currency net losses which were $0.6 million and $1.0 million higher in the second quarter and first six months of 2014, respectively.

Income Taxes	Three months ended		Six months ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(Dollar amounts in millions)
Pre-tax income	$48.5	$19.4	$101.6	$31.4
Tax provision (benefit)	4.8	2.3	18.2	(21.4)
Effective income tax rate	10%	12%	18%	(68)%

In the second quarter and first six months of 2014, our effective tax rate was lower than the 35% statutory federal income tax rate due to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate and the reversal of a portion of our valuation allowance against net deferred tax assets described below.
In the first six months of 2013, our effective tax rate was lower than the 35% statutory federal income tax rate due primarily to the reversal of a portion of our valuation allowance against net deferred tax assets described below. Our tax provision in the second quarter and tax benefit in the first six months of 2013 did not include a tax benefit on our forecast 2013 U.S. loss as it was offset by a valuation allowance established in the fourth quarter of 2012 as described below.  In the second quarter of 2013, we recorded a $2.7 million tax benefit related to research and development (R&D) tax credits in the U.S triggered by a retroactive extension of the R&D credit enacted in the second quarter and a $3.2 million tax benefit related to final resolution of a long standing tax litigation and completion of a tax audit.
In the fourth quarter of 2012, we recorded a $124.5 million non-cash charge to the income tax provision to establish a valuation allowance against all of our U.S. deferred tax assets. In the second quarter of 2014 and first quarter of 2013, our acquisitions of ThingWorx and Servigistics, Inc. were accounted for as business combinations. Assets acquired, including the fair values of acquired tangible assets, intangible assets (including finite-lived acquired intangible assets totaling $32.1 million for ThingWorx and $118.3 million for Servigistics) and assumed liabilities were recorded, and we recorded net deferred tax liabilities of $8.9 million and $35.6 million, respectively, primarily related to the tax effect of the acquired intangible assets that are not deductible for income tax purposes. These net deferred tax liabilities reduced our net deferred tax asset balance and resulted in a tax benefit of $8.9 million related to ThingWorx recorded in the second quarter of 2014 and $32.6 million related to Servigistics recorded in the first quarter of 2013 to decrease our valuation allowance in jurisdictions where we have recorded a valuation allowance (primarily the U.S.). As these decreases in the valuation allowance were not part of the accounting for the business combinations (the fair value of the assets acquired and liabilities assumed), they were recorded as income tax benefits.
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
In the normal course of business, PTC and its subsidiaries are examined by various taxing authorities, including the Internal Revenue Service (IRS) in the United States. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. We are currently under audit by tax authorities in several jurisdictions. Audits by tax authorities typically involve examination of the deductibility of certain permanent items, limitations on net operating losses and tax credits. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in material changes in our estimates.
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
Acquisition-related charges are costs that are included in general and administrative expenses and include direct costs of potential and completed acquisitions and expenses related to acquisition integration activities, including transaction fees, due diligence costs, severance and professional fees. In addition, subsequent adjustments to our initial estimated amount of contingent consideration associated with specific acquisitions are included within acquisition-related charges. These costs are not considered part of our normal operations as the occurrence and amount will vary depending on the timing and size of acquisitions.
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

The following tables reconcile each of these non-GAAP measures to its most closely comparable GAAP measure on our financial statements.

	Three months ended		Six months ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(in millions, except per share amounts)
GAAP revenue	$328.7	$313.9	$653.6	$633.7
Fair value of acquired deferred support revenue	—	0.7	—	2.2
Non-GAAP revenue	$328.7	$314.6	$653.6	$635.9

GAAP gross margin	$234.9	$220.7	$466.9	$443.4
Fair value of acquired deferred support revenue	—	0.7	—	2.2
Stock-based compensation	2.3	2.3	4.8	4.7
Amortization of acquired intangible assets included in cost of revenue	4.4	4.6	8.9	9.3
Non-GAAP gross margin	$241.6	$228.2	$480.6	$459.5

GAAP operating income	$51.2	$21.2	$106.1	$35.1
Fair value of acquired deferred support revenue	—	0.7	—	2.2
Stock-based compensation	12.6	11.8	25.3	23.7
Amortization of acquired intangible assets included in cost of revenue	4.4	4.6	8.9	9.3
Amortization of acquired intangible assets	8.0	6.6	15.8	13.3
Acquisition-related charges included in general and administrative expenses	3.9	2.1	5.2	6.7
Restructuring charges	—	15.8	1.1	31.2
Non-GAAP operating income	$80.1	$62.9	$162.4	$121.5

GAAP net income	$43.8	$17.0	$83.4	$52.8
Fair value of acquired deferred support revenue	—	0.7	—	2.2
Stock-based compensation	12.6	11.8	25.3	23.7
Amortization of acquired intangible assets included in cost of revenue	4.4	4.6	8.9	9.3
Amortization of acquired intangible assets	8.0	6.6	15.8	13.3
Acquisition-related charges included in general and administrative expenses	3.9	2.1	5.2	6.7
Restructuring charges	—	15.8	1.1	31.2
Income tax adjustments (1)	(15.0)	(9.1)	(21.8)	(45.5)
Non-GAAP net income	$57.7	$49.6	$117.9	$93.7
GAAP diluted earnings per share	$0.36	$0.14	$0.69	$0.44
Fair value of acquired deferred support revenue	—	0.01	—	0.02
Stock-based compensation	0.10	0.10	0.21	0.20
Amortization of acquired intangible assets	0.10	0.09	0.20	0.19
Acquisition-related charges	0.03	0.02	0.04	0.06
Restructuring charges	—	0.13	0.01	0.26
Income tax adjustments (1)	(0.12)	(0.08)	(0.18)	(0.38)
Non-GAAP diluted earnings per share	$0.48	$0.41	$0.98	$0.77

Operating margin impact of non-GAAP adjustments:

	Three months ended		Six months ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
GAAP operating margin	15.6%	6.8%	16.2%	5.5%
Fair value of acquired deferred support revenue	—%	0.2%	—%	0.3%
Stock-based compensation	3.8%	3.8%	3.9%	3.7%
Amortization of acquired intangible assets	3.8%	3.6%	3.8%	3.6%
Acquisition-related charges	1.2%	0.7%	0.8%	1.1%
Restructuring charges	—%	5.0%	0.2%	4.9%
Non-GAAP operating margin	24.4%	20.0%	24.8%	19.1%

(1)
Income tax adjustments for the three and six months ended March 29, 2014 and March 30, 2013 reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above, and also include any identified tax items. In the fourth quarter of 2012, a valuation allowance was established against our U.S. net deferred tax assets. As the U.S. is profitable on a non-GAAP basis, the 2014 and 2013 non-GAAP tax provision is being calculated assuming there is no U.S. valuation allowance. The following identified tax items have been excluded from the non-GAAP tax results. The second quarter of 2014 includes a non-cash tax benefit of $8.9 million related to the release of a portion of the valuation allowance as a result of deferred tax liabilities established for the acquisition of ThingWorx. The second quarter of 2013 includes tax benefits of $3.2 million relating to final resolution of long-standing tax litigation and completion of an international jurisdiction tax audit. The first quarter of 2013 also includes a non-cash tax benefit of $32.6 million related to the release of a portion of the valuation allowance as a result of deferred tax liabilities established for the acquisition of Servigistics.

Liquidity and Capital Resources

	March 29, 2014	March 30, 2013
	(in thousands)
Cash and cash equivalents	$270,470	$240,809
Amounts below are for the six months ended:
Cash provided by operating activities	$146,964	$96,432
Cash used by investing activities	(121,861)	(234,849)
Cash provided (used) by financing activities	3,086	(106,700)

Cash and cash equivalents
We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. Cash and cash equivalents include highly liquid investments with original maturities of three months or less. At March 29, 2014, cash and cash equivalents totaled $270.5 million, up from $241.9 million at September 30, 2013, reflecting $147 million in operating cash flow, $60 million of net amounts borrowed under our credit facility ($110 million borrowed in the first quarter of 2014 for our acquisition of ThingWorx, net of $50 million repaid in the second quarter of 2014), partially offset by $112 million used for our acquisition of ThingWorx and $40 million used to repurchase common shares outstanding.
Cash provided by operating activities
Cash provided by operating activities was $147.0 million in the first six months of 2014, compared to $96.4 million in the first six months of 2013. The increase is primarily due to improved profitability. Operating income for the first six months of 2014 was $106.1 million and $35.1 million, respectively. The first six months of 2013 included restructuring charges of $31.2 million and restructuring payments of $23.4 million compared to the first six months of 2014 which included restructuring charges of $1.1 million and restructuring payments of $17.4 million. Accounts receivable days sales outstanding was 61 days at the end of the second quarter of 2014 compared to 60 days as of September 30, 2013 and 62 days at the end of the second quarter of 2013.
We periodically provide financing with payment terms up to 24 months to credit-worthy customers. As of March 29, 2014 and September 30, 2013 amounts due from customers for contracts with original payment terms greater than twelve months (financing receivables) totaled $63.4 million and $53.1 million, respectively, compared to $40.7 million at March 30, 2013.
Cash used by investing activities

	Six months ended
	March 29, 2014	March 30, 2013
	(in thousands)
Cash used by investing activities included the following:
Acquisitions of businesses, net of cash acquired	$(111,519)	$(222,423)
Additions to property and equipment	(10,342)	(12,426)
	$(121,861)	$(234,849)

In the second quarter of 2014, we used cash of $111.5 million (net of cash acquired) to acquire ThingWorx, Inc. and in the first quarter of 2013, we used cash of $222.4 million (net of cash acquired) to acquire Servigistics, Inc as described in Note 6. Acquisitions in the Notes to Consolidated Financial Statements in this Form 10-Q. Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements.
Cash provided (used) by financing activities

	Six months ended
	March 29, 2014	March 30, 2013
	(in thousands)
Cash provided (used) by financing activities included the following:
Net borrowings (repayments) under our credit facility	$60,000	$(61,875)
Repurchases of common stock	(39,965)	(34,947)
Payments of withholding taxes in connection with vesting of stock-based awards	(21,637)	(12,891)
Proceeds from issuance of common stock	716	2,874
Excess tax benefits from stock-based awards	8,092	139
Credit facility origination costs	(4,120)	—
	$3,086	$(106,700)

In the first quarter of 2014, we borrowed $110 million under our credit facility to finance the acquisition of ThingWorx, which closed early in the second quarter on December 30, 2013. We repaid $50 million of the amount outstanding under our credit facility in the second quarter of 2014. In the second quarter of 2014, we incurred costs of approximately $4 million in connection with entering into the new credit facility described below. Payments of withholding taxes in connection with vesting of stock-based awards were higher in the first six months of 2014, compared to the first six months of 2013, primarily because the market value of our stock (upon which the withholding taxes are based) at the time shares vested was higher.
Credit Facility
On January 30, 2014, we entered into a new multi-currency credit facility with a syndicate of 13 banks for which JPMorgan Chase Bank, N.A. acts as Administrative Agent. Amounts outstanding under the prior facility were repaid with amounts borrowed under the new facility. As of March 29, 2014, the balance outstanding under the credit facility was $318.1 million, our leverage ratio was 0.98 to 1.00, our fixed charge coverage ratio was 22.20 to 1.00 and we were in compliance with all financial and operating covenants of the credit facility.
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

For a description of additional terms and conditions of the new credit facility, including limitations on our ability to undertake certain actions, see Note 12. Debt in the Notes to Consolidated Financial Statements in this Form 10-Q. We expect to use the credit facility for general corporate purposes, including acquisitions of businesses and working capital requirements.
Share Repurchases
Our Board of Directors has periodically authorized us to repurchase shares of our common stock. We are currently authorized to repurchase up to $100 million worth of shares with cash from operations in the period October 1, 2013 through September 30, 2014. In the first six months of 2014, we repurchased 1.1 million shares of our common stock at a cost of $40.0 million under our repurchase program. In the first six months of 2013, we repurchased 1.5 million shares of our common stock at a cost of $34.9 million under our repurchase program. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued. Future repurchases of shares will reduce our cash balances.
Future Expectations
We believe that existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements through at least the next twelve months and to meet our known long-term capital requirements. In addition, for fiscal 2014, we expect to generate sufficient cash flow from operations to repay approximately $100 million outstanding under our credit facility and to repurchase approximately $75 million worth of shares of our common stock. Capital expenditures in 2014 are currently anticipated to be approximately $29 million.
We have evaluated, and expect to continue to evaluate, possible strategic transactions on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible strategic transactions. Our expected uses of cash could change, our cash position could be reduced and we may incur additional debt obligations to the extent we complete additional acquisitions.
As described in Note 14. Pension Plans in the Notes to Consolidated Financial Statements in this Form 10-Q, we have begun the process of terminating our U.S. pension plan. In April 2014, we contributed $7.5 million to the plan and we expect to contribute an additional $22 million to the plan over the next 12 to 24 months to complete the termination.
At March 29, 2014, we had cash and cash equivalents of $44.8 million in the United States, $125.2 million in Europe, $76.7 million in the Pacific Rim (including India), $5.6 million in Japan and $18.2 million in other non-U.S. countries. As of March 29, 2014, we had an outstanding intercompany loan receivable of $90.2 million, primarily resulting from our business reorganizations described in Note G Income Taxes in the Notes to Consolidated Financial Statements of our 2013 Annual Report on Form 10-K, owed to the U.S. from our top tier foreign subsidiary. This amount can be repaid with cash generated by our foreign subsidiaries and repatriated to the U.S. without future tax cost.

Critical Accounting Policies and Estimates
The financial information included in Item 1 reflects no material changes in our critical accounting policies and estimates as set forth under the heading Critical Accounting Policies and Estimates in Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2013 Annual Report on Form 10-K. We did not make any changes to these policies or to these estimates during the quarter ended March 29, 2014.

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
We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 29, 2014.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 29, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below shows the shares of our common stock we repurchased in the second quarter of 2014.
ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
December 29, 2013 - January 25, 2014	—	$—	—	$100,000,000(2)
January 26 - February 22, 2014	1,010,440	$35.32	1,010,440	$64,306,230(2)
February 23 - March 29, 2014	111,160	$38.42	111,160	$60,035,485(2)
Total	1,121,600	$35.63	1,121,600	$60,035,485(2)

(1) Periods are our fiscal months within the fiscal quarter.
(2) In September 2013, our Board authorized us to repurchase up to $100 million worth of our shares in the period October 1, 2013 through September 30, 2014, which repurchase program we announced on November 6, 2013.

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

3.2	By-Laws, as amended and restated, of PTC Inc.

10.1*	Executive Agreement dated April 16, 2014 by and between PTC Inc. and Matthew Cohen, Executive Vice President, Global Services.

10.2*
Consulting Agreement dated March 6, 2014 by and between PTC Inc. and Marc Diouane (filed as Exhibit 10.1 to our Current Report on Form 8-K dated March 6, 2014 (File No. 0-18059) and incorporated herein by reference).

10.3
Credit Agreement dated as of January 30, 2014 by and among PTC Inc., JPMorgan Chase Bank, N.A., KeyBank National Association, HSBC Bank, USA, National Association, RBS Citizens, N.A., Santander Bank, N.A., TD Bank, N.A., Fifth Third Bank, Royal Bank of Canada, SunTrust Bank, Wells Fargo Bank, National Association, The Huntington National Bank, Silicon Valley Bank, and Bank of America, N.A. (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2013 (File No. 0-18059) and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32**	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

101
The following materials from PTC Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 29, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 29, 2014 and September 30, 2013; (ii) Condensed Consolidated Statements of Operations for the three and six months ended March 29, 2014 and March 30, 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended March 29, 2014 and March 30, 2013; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended March 29, 2014 and March 30, 2013; and (v) Notes to Condensed Consolidated Financial Statements.

_________________

*	Indicates a management contract with an executive officer.

**	Indicates that the exhibit is being furnished with this report and is not filed as a part of it.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PTC Inc.

By:	/s/ JEFFREY GLIDDEN
Jeffrey Glidden Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 6, 2014