Form 10-Q
period 2014-06-28
PTC INC.
filed 2014-08-05
CIK 857005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2014
Commission File Number: 0-18059
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There were 117,308,872 shares of our common stock outstanding on August 4, 2014.

PTC Inc.
INDEX TO FORM 10-Q
For the Quarter Ended June 28, 2014

PART I—FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS

PTC Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 28, 2014	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$304,173	$241,913
Accounts receivable, net of allowance for doubtful accounts of $2,561 and $3,030 at June 28, 2014 and September 30, 2013, respectively	228,623	229,106
Prepaid expenses and other current assets	139,464	169,552
Deferred tax assets	38,969	39,645
Total current assets	711,229	680,216
Property and equipment, net	63,582	64,652
Goodwill	870,766	769,095
Acquired intangible assets, net	268,018	273,121
Deferred tax assets	7,086	7,696
Other assets	37,525	34,126
Total assets	$1,958,206	$1,828,906
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$64,318	$66,006
Accrued compensation and benefits	89,498	112,733
Accrued income taxes	14,232	7,074
Deferred tax liabilities	1,813	853
Current portion of long term debt	15,625	15,000
Deferred revenue	362,865	326,947
Total current liabilities	548,351	528,613
Long term debt, net of current portion	299,375	243,125
Deferred tax liabilities	41,886	42,088
Deferred revenue	9,025	9,966
Other liabilities	87,100	78,634
Total liabilities	985,737	902,426
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 117,304 and 118,446 shares issued and outstanding at June 28, 2014 and September 30, 2013, respectively	1,173	1,185
Additional paid-in capital	1,708,407	1,786,820
Accumulated deficit	(688,926)	(810,365)
Accumulated other comprehensive loss	(48,185)	(51,160)
Total stockholders’ equity	972,469	926,480
Total liabilities and stockholders’ equity	$1,958,206	$1,828,906

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revenue:
License	$92,707	$79,902	$257,118	$238,777
Service	70,187	72,540	222,942	222,384
Support	173,740	162,554	510,199	487,535
Total revenue	336,634	314,996	990,259	948,696
Cost of revenue:
Cost of license revenue	7,831	8,431	23,348	24,734
Cost of service revenue	61,910	62,941	191,666	196,083
Cost of support revenue	21,335	19,796	62,815	60,693
Total cost of revenue	91,076	91,168	277,829	281,510
Gross margin	245,558	223,828	712,430	667,186
Operating expenses:
Sales and marketing	91,440	88,298	261,612	269,906
Research and development	57,405	53,834	166,109	166,791
General and administrative	33,817	28,812	98,888	98,027
Amortization of acquired intangible assets	7,998	6,532	23,772	19,795
Restructuring charges	514	3,137	1,581	34,349
Total operating expenses	191,174	180,613	551,962	588,868
Operating income	54,384	43,215	160,468	78,318
Interest and other income (expense), net	(2,278)	3,181	(6,724)	(491)
Income before income taxes	52,106	46,396	153,744	77,827
Provision (benefit) for income taxes	14,080	11,941	32,305	(9,476)
Net income	$38,026	$34,455	$121,439	$87,303
Earnings per share—Basic	$0.32	$0.29	$1.02	$0.73
Earnings per share—Diluted	$0.32	$0.29	$1.01	$0.72
Weighted average shares outstanding—Basic	118,328	119,440	118,753	119,628
Weighted average shares outstanding—Diluted	119,901	120,828	120,573	121,234

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended		Nine months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income	$38,026	$34,455	$121,439	$87,303
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0 for all periods	2,364	(998)	1,514	(4,073)
Minimum pension liability adjustment, net of tax, of $0.3 million and $0.8 million for the third quarter and first nine months of 2014, respectively, and $0.1 million and $(0.9) million for the third quarter and first nine months of 2013, respectively	619	(178)	1,461	1,738
Total other comprehensive income (loss)	2,983	(1,176)	2,975	(2,335)
Comprehensive income	$41,009	$33,279	$124,414	$84,968

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	June 28, 2014	June 29, 2013
Cash flows from operating activities:
Net income	$121,439	$87,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,299	57,432
Stock-based compensation	37,862	34,880
Excess tax benefits from stock-based awards	(9,576)	(171)
Other non-cash items, net	(151)	207
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	14,625	35,874
Accounts payable, accrued expenses and other current liabilities	(3,930)	3,373
Accrued compensation and benefits	(24,278)	(11,897)
Deferred revenue	55,339	42,951
Accrued and deferred income taxes	14,545	(40,349)
Other current assets and prepaid expenses	4,125	(21,077)
Other noncurrent assets and liabilities	(13,912)	(7,504)
Net cash provided by operating activities	253,387	181,022
Cash flows from investing activities:
Additions to property and equipment	(16,721)	(19,128)
Acquisitions of businesses, net of cash acquired	(111,519)	(220,817)
Net cash used by investing activities	(128,240)	(239,945)
Cash flows from financing activities:
Borrowings under credit facility	474,375	—
Repayments of borrowings under credit facility	(417,500)	(101,875)
Repurchases of common stock	(99,915)	(54,912)
Proceeds from issuance of common stock	801	3,412
Excess tax benefits from stock-based awards	9,576	171
Credit facility origination costs	(4,120)	—
Payments of withholding taxes in connection with vesting of stock-based awards	(26,749)	(14,974)
Net cash provided (used) by financing activities	(63,532)	(168,178)
Effect of exchange rate changes on cash and cash equivalents	645	(5,411)
Net increase (decrease) in cash and cash equivalents	62,260	(232,512)
Cash and cash equivalents, beginning of period	241,913	489,543
Cash and cash equivalents, end of period	$304,173	$257,031
Supplemental disclosure of non-cash investing activities:
Fair value of contingent consideration recorded for acquisition	$13,993	$—

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
The results of operations for the nine months ended June 28, 2014 are not necessarily indicative of the results expected for the remainder of the fiscal year.
Recent Accounting Pronouncements
Revenue Recognition
In May 2014, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.
Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists
In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 generally requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, shall be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. ASU 2013-11 is effective for us in our first quarter of fiscal 2015. We are currently evaluating the impact of our pending adoption of ASU 2013-11 on our consolidated financial statements.

2. Deferred Revenue and Financing Receivables
Deferred Revenue
Deferred revenue primarily relates to software support agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and, if not yet paid, the related customer receivable is included in prepaid expenses and other current assets. Billed but uncollected support-related amounts included in prepaid expenses and other current assets at June 28, 2014 and September 30, 2013 were $87.9 million and $108.6 million, respectively.
Financing Receivables

We periodically provide extended payment terms to credit-worthy customers for software purchases with payment terms up to 24 months. The determination of whether to offer such payment terms is based on the size, nature and credit-worthiness of the customer, and the history of collecting amounts due, without concession, from the customer and customers generally. This determination is based on an internal credit assessment. In making this assessment, we use the Standard & Poor's (S&P) credit rating as our primary credit quality indicator, if available. If a customer, whether commercial or the U.S. Federal government, has a S&P bond rating of BBB- or above, we designate the customer as Tier 1. If a customer does not have a S&P bond rating, or has a S&P bond rating below BBB-, we base our assessment on an internal credit assessment which considers selected balance sheet, operating and liquidity measures, historical payment experience, and current business conditions within the industry or region. We designate these customers as Tier 2 or Tier 3, with Tier 3 being lower credit quality than Tier 2.
As of June 28, 2014 and September 30, 2013, amounts due from customers for contracts with original payment terms greater than twelve months (financing receivables) totaled $61.3 million and $53.1 million, respectively. Accounts receivable and prepaid expenses and other current assets in the accompanying consolidated balance sheets included current receivables from such contracts totaling $46.9 million and $36.1 million at June 28, 2014 and September 30, 2013, respectively, and other assets in the accompanying consolidated balance sheets included long-term receivables from such contracts totaling $14.4 million and $17.0 million at June 28, 2014 and September 30, 2013, respectively. None of these receivables were past due as of June 28, 2014 or September 30, 2013. Our credit risk assessment for financing receivables was as follows:

	June 28, 2014	September 30, 2013
	(in thousands)
S&P bond rating BBB-1 and above-Tier 1	$38,617	$42,189
Internal Credit Assessment-Tier 2	22,706	10,934
Internal Credit Assessment-Tier 3	—	—
Total financing receivables	$61,323	$53,123

We evaluate the need for an allowance for doubtful accounts for estimated losses resulting from the inability of these customers to make required payments. As of June 28, 2014 and September 30, 2013, we concluded that all financing receivables were collectible and no reserve for credit losses was recorded. We did not provide a reserve for credit losses or write off any uncollectible financing receivables in the nine months ended June 28, 2014 and fiscal year 2013. We write off uncollectible trade and financing receivables when we have exhausted all collection avenues.
We periodically transfer future payments under certain of these contracts to third-party financial institutions on a non-recourse basis. We record such transfers as sales of the related accounts receivable when we surrender control of such receivables. We sold $16.5 million and $8.5 million of financing receivables to third-party financial institutions in the nine months ended June 28, 2014 and June 29, 2013, respectively.

3. Restructuring Charges
In the first nine months of 2014, we recorded restructuring charges of $1.6 million, primarily associated with the completion of the restructuring actions initiated in the fourth quarter of 2013.
In the nine months of 2013, as part of our strategy to reduce costs and enhance long term profitability, we restructured our business and recorded restructuring charges of $34.3 million. The restructuring charges included $33.1 million for severance and related costs associated with 351 employees notified of termination during the first nine months of 2013 and $1.2 million of charges related to excess facilities.
The following table summarizes restructuring accrual activity for the nine months ended June 28, 2014:

	Employee Severance and Related Benefits	Facility Closures and Related Costs	Total
	(in thousands)
October 1, 2013	$19,233	$296	$19,529
Charges to operations	1,091	490	1,581
Cash disbursements	(19,102)	(158)	(19,260)
Foreign exchange impact	48	1	49
Accrual, June 28, 2014	$1,270	$629	$1,899

The accrual for facility closures and related costs is included in accrued expenses and other liabilities in the consolidated balance sheet, and the accrual for employee severance and related benefits is included in accrued compensation and benefits in the consolidated balance sheet.

4. Stock-based Compensation
We measure the cost of employee services received in exchange for restricted stock unit (RSU) awards based on the fair value of our common stock on the date of grant. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.
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

Restricted stock unit activity for the nine months ended June 28, 2014	Shares	Weighted Average Grant Date Fair Value (Per Share)
	(in thousands)
Balance of outstanding restricted stock units October 1, 2013	5,186	$21.67
Granted	1,904	$33.79
Vested	(2,353)	$21.59
Forfeited or not earned	(314)	$23.70
Balance of outstanding restricted stock units June 28, 2014	4,423	$26.77

	Restricted Stock Units
Grant Period	Performance-based (1)	Time-based (2)

	(Number of Units in thousands)
First nine months of 2014	449	1,454
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

Compensation expense recorded for our stock-based awards was classified in our consolidated statements of operations as follows:

	Three months ended		Nine months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in thousands)
Cost of license revenue	$4	$4	$13	$17
Cost of service revenue	1,608	1,372	4,632	4,404
Cost of support revenue	898	722	2,711	2,383
Sales and marketing	3,065	2,693	8,583	7,986
Research and development	2,231	2,139	7,067	6,475
General and administrative	4,726	4,247	14,856	13,615
Total stock-based compensation expense	$12,532	$11,177	$37,862	$34,880

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

	Three months ended		Nine months ended
Calculation of Basic and Diluted EPS	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in thousands, except per share data)
Net income	$38,026	$34,455	$121,439	$87,303
Weighted average shares outstanding—Basic	118,328	119,440	118,753	119,628
Dilutive effect of employee stock options, restricted shares and restricted stock units	1,573	1,388	1,820	1,606
Weighted average shares outstanding—Diluted	119,901	120,828	120,573	121,234
Earnings per share—Basic	$0.32	$0.29	$1.02	$0.73
Earnings per share—Diluted	$0.32	$0.29	$1.01	$0.72

RSUs totaling 0.1 million were outstanding during the first nine months of 2014 but were not included in the calculation of diluted EPS because the share impact of the assumed proceeds related to the weighted unamortized compensation expense exceeded the weighted average RSUs outstanding. These RSUs were excluded from the computation of diluted EPS as the effect would have been anti-dilutive.
Common Stock Repurchases
Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors had authorized us to repurchase up to $100 million worth of shares with cash from operations in the period October 1, 2013 through September 30, 2014. In the third quarter and first nine months of 2014, we repurchased 1.6 million shares and 2.8 million shares at a cost of $60.0 million and $99.9 million, respectively. In the third quarter and first nine months of 2013, we repurchased 0.8 million shares and 2.3 million shares at a cost of $20.0 million and $54.9 million, respectively. On August 4, 2014, our Board of Directors authorized additional share repurchases as described in Note 15 Subsequent Events. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.

6. Acquisitions
Acquisition-related costs were $1.3 million and $6.4 million for the third quarter and first nine months of 2014, respectively, and $0.9 million and $7.6 million for the third quarter and first nine months of 2013, respectively. Acquisition-related costs include direct costs of potential and completed acquisitions (e.g., investment banker fees, professional fees, including legal and valuation services) and expenses related to acquisition integration activities (e.g., professional fees, severance, and retention bonuses). In addition, subsequent adjustments to our initial estimated amount of contingent consideration associated with specific acquisitions are included within acquisition-related charges. These costs have been classified in general and administrative expenses in the accompanying consolidated statements of operations.
ThingWorx
On December 30, 2013, pursuant to an Agreement and Plan of Merger (the Merger Agreement), PTC Inc. acquired all of the outstanding shares of capital stock of ThingWorx, Inc., creators of a platform for building and running applications for the Internet of Things (IoT), for $111.5 million in cash (net of cash acquired of $0.1 million) and $13.0 million representing the fair value of contingent consideration payable upon achievement of targets described below. We borrowed $110 million under our existing credit facility on December 27, 2013 to fund the acquisition.
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
The acquisition of ThingWorx has been accounted for as a business combination. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the December 30, 2013 acquisition date. The fair values of intangible assets were based on valuations using an income approach, with estimates and assumptions provided by management of ThingWorx and PTC. The process for estimating the fair values of identifiable intangible assets and the contingent consideration liability requires the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The former shareholders of ThingWorx are eligible to receive additional consideration of up to $18.0 million, which is contingent on the achievement of certain profitability and bookings targets (as defined in the Merger Agreement) within the period from December 30, 2013 to January 1, 2016. If such targets are achieved, the consideration is payable in cash in two installments, up to half of which will become payable in fiscal 2015, after the first year measurement period, and the remainder of which, including any such amounts not earned in the first measurement period that are subsequently earned, will become payable in fiscal 2016 after the second year measurement period. In connection with accounting for the business combination, we recorded a liability of $13.0 million representing the fair value of the contingent consideration. The liability was valued using a discounted cash flow method and a probability weighted estimate of achievement of the financial targets. The estimated undiscounted range of outcomes for the contingent consideration is $0.0 million to $18.0 million. We will assess the probability that the targets will be met and at what level each reporting period. Any subsequent changes in the estimated fair value of the liability will be reflected in earnings until the liability is fully settled(activity in the first nine months of 2014 was $0.9 million, see Note 8).
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
The purchase price allocation resulted in $102.2 million of goodwill, the majority of which will not be deductible for income tax purposes. All of the acquired goodwill was allocated to our software products segment. Intangible assets of $32.1 million includes purchased software of $20.5 million, customer relationships of $8.8 million and trademarks of $2.3 million, which are being amortized over weighted average useful lives of 11 years, 9 years and 12 years, respectively, based upon the pattern in which economic benefits related to such assets are expected to be realized. Additionally, we recorded in process research and development (IPR&D) of $0.5 million related to a version of ThingWorx software released in the third quarter of 2014. The value of the IPR&D was determined using an income approach. In accounting for the business combination we recorded net deferred tax liabilities of $8.9 million, primarily related to the tax effect of the acquired intangible assets other than goodwill that are not deductible for income tax purposes and net operating loss carryforwards. As described in Note 11, these net deferred tax liabilities reduced our net deferred tax asset balance and resulted in a tax benefit to decrease our valuation allowance in the U.S.
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
Servigistics
On October 2, 2012, we acquired Servigistics, Inc., a developer of a suite of service lifecycle management (SLM) software solutions, for $220.8 million in cash (net of cash acquired of $1.4 million). We acquired Servigistics to expand our products that support service organizations within manufacturing companies, including managing service and spare parts information and the delivery of service for warranty and product support processes. Servigistics had annualized revenues of approximately $80 million and approximately 400 employees.
The results of operations of Servigistics have been included in our consolidated financial statements beginning on the acquisition date. The unaudited financial information in the table below summarizes the combined results of operations of PTC and Servigistics, on a pro forma basis, as though the companies had been combined as of the beginning of PTC's fiscal year 2012. The pro forma information for all periods presented includes the effects of business combination accounting resulting from the acquisition as though the acquisition had been consummated as of the beginning of fiscal year 2012, including amortization charges from acquired intangible assets, the fair value adjustment of acquired deferred support revenue being recorded in fiscal year 2012 versus fiscal year 2013, the exclusion of $0.3 million and $5.9 million of acquisition-related costs in the third quarter and first nine months of 2013, respectively, and the related tax effects. PTC's first quarter of 2013 results also exclude the $32.6 million tax benefit recorded to decrease our valuation allowance in jurisdictions where we have recorded a valuation allowance as a result of Servigistics' net deferred tax liability position recorded in accounting for the business combination (Note 11). The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place at the beginning of 2012.
Unaudited Pro Forma Financial Information

	Three months ended		Nine months ended
	Pro Forma	As Reported	Pro Forma	As Reported
	June 29, 2013	June 29, 2013	June 29, 2013	June 29, 2013
	(in millions, except per share amounts)
Revenue	$315.5	$315.0	$951.4	$948.7
Operating income	$43.1	$43.2	$84.0	$78.3
Net income	$34.3	$34.5	$60.3	$87.3
Earnings per share—Basic	$0.29	$0.29	$0.50	$0.73
Earnings per share—Diluted	$0.28	$0.29	$0.50	$0.72

7. Goodwill and Intangible Assets
We have two operating segments: (1) Software Products and (2) Services. We assess goodwill for impairment at the reporting unit level. Our reporting units are determined based on the components of our operating segments that constitute a business for which discrete financial information is available and for which operating results are regularly reviewed by segment management. Our reporting units are consistent with our operating segments. As of June 28, 2014 and September 30, 2013, goodwill and acquired intangible assets in the aggregate attributable to our software products reportable segment were $1,077.9 million and $979.3 million, respectively, and attributable to our services reportable segment were $60.9 million and $62.9 million, respectively. We test goodwill for impairment in the third quarter of our fiscal year, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting segment below its carrying value. Acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.
Goodwill is evaluated for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Factors we consider important, on an overall company basis and reportable-segment basis, when applicable, that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period and a reduction of our market capitalization relative to net book value. We completed our annual goodwill impairment review as of June 28, 2014 and concluded that no impairment charge was required as of that date. To conduct these tests of goodwill, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeded its fair value, we would record an impairment loss equal to the difference between the carrying value of goodwill and its implied fair value. We estimate the fair values of our reporting units using discounted cash flow valuation models. Those models require estimates of future revenues, profits, capital expenditures, working capital, terminal values based on revenue multiples, and discount rates for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. The estimated fair value of each reporting unit was more than double its carrying value as of June 28, 2014.
Goodwill and acquired intangible assets consisted of the following:

	June 28, 2014			September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Goodwill (not amortized)			$870,766			$769,095
Intangible assets with finite lives (amortized) (1):
Purchased software	$255,154	$161,988	$93,166	$233,566	$148,127	$85,439
Capitalized software	22,877	22,877	—	22,877	22,877	—
Customer lists and relationships	313,023	143,599	169,424	304,434	120,338	184,096
Trademarks and trade names	15,821	10,917	4,904	13,427	10,097	3,330
Other	4,180	3,656	524	3,784	3,528	256
	$611,055	$343,037	$268,018	$578,088	$304,967	$273,121
Total goodwill and acquired intangible assets			$1,138,784			$1,042,216

(1) The weighted average useful lives of purchased software, customer lists and relationships, trademarks and trade names and other intangible assets with a remaining net book value are 8 years, 10 years, 8 years, and 3 years, respectively.
Goodwill
The changes in the carrying amounts of goodwill for the nine months ended June 28, 2014 are due to our acquisition of ThingWorx described in Note 6 and foreign currency translation adjustments related to those asset balances that are recorded in non-U.S. currencies.
Changes in goodwill presented by reportable segment were as follows:

	Software Products Segment	Services Segment	Total
	(in thousands)
Balance, October 1, 2013	$720,548	$48,547	$769,095
Acquisition of ThingWorx	102,190	—	102,190
Foreign currency translation adjustments	(536)	17	(519)
Balance, June 28, 2014	$822,202	$48,564	$870,766
Amortization of Intangible Assets
The aggregate amortization expense for intangible assets with finite lives was classified in our consolidated statements of operations as follows:

	Three months ended		Nine months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in thousands)
Amortization of acquired intangible assets	$7,998	$6,532	$23,772	$19,795
Cost of license revenue	4,323	4,598	13,044	13,865
Cost of service revenue	92	—	275	—
Total amortization expense	$12,413	$11,130	$37,091	$33,660

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
Our significant financial assets and liabilities measured at fair value on a recurring basis as of June 28, 2014 and September 30, 2013 were as follows:

	June 28, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Cash equivalents (1)	$52,478	$—	$—	$52,478
Forward contracts	—	626	—	626
	$52,478	$626	$—	$53,104
Financial liabilities:
Contingent consideration related to ThingWorx acquisition	$—	$—	$13,993	$13,993
Forward contracts	—	1,204	—	1,204
	$—	$1,204	$13,993	$15,197

	September 30, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Cash equivalents (1)	$56,706	$—	$—	$56,706
Forward contracts	—	301	—	301
	$56,706	$301	$—	$57,007
Financial liabilities:
Forward contracts	—	438	—	438
	$—	$438	$—	$438

______________
(1) Money market funds and time deposits.

Changes in the fair value of Level 3 contingent consideration liability associated with our acquisition of ThingWorx were as follows:

Contingent Consideration
(in thousands)
Balance at October 1, 2013	$—
ThingWorx contingent consideration at acquisition	13,048
Change in present value of contingent consideration	945
Balance at June 28, 2014	$13,993

In connection with accounting for the ThingWorx business combination, we recorded a liability of $13.0 million representing the fair value of contingent consideration payable upon achievement of certain financial targets over the next two years. The liability that we recorded was valued using a discounted cash flow method and a probability weighted estimate of achievement of the financial targets based on inputs that are not observable in the market, which represents a level 3 measurement within the fair value hierarchy. Changes in the fair value of the contingent consideration liability will be reflected in acquisition-related charges in general and administrative expense until the liability is fully settled. The contingent consideration liability of $14.0 million as of June 28, 2014 is included in other liabilities in the consolidated balance sheet.

9. Derivative Financial Instruments
Our foreign currency risk management strategy is principally designed to mitigate the future potential financial impact of changes in the value of transactions and balances denominated in foreign currency resulting from changes in foreign currency exchange rates. We enter into derivative transactions, specifically foreign currency forward contracts with maturities of up to approximately three months, to manage our exposure to fluctuations in foreign exchange rates that arise primarily from our foreign currency-denominated receivables and payables.
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
As of June 28, 2014 and September 30, 2013, we had outstanding forward contracts with notional amounts equivalent to the following:

Currency Hedged	June 28, 2014	September 30, 2013
	(in thousands)
Canadian Dollar / U.S. Dollar	$26,764	$41,852
Euro / U.S. Dollar	154,656	50,902
British Pound/U.S. Dollar	12,872	—
Japanese Yen / U.S. Dollar	—	6,496
Swiss Franc / U.S. Dollar	7,811	9,678
Israeli New Sheqel / U.S. Dollar	6,504	3,413
All other	8,802	12,093
Total	$217,409	$124,434
The accompanying consolidated balance sheets include a net asset of $0.6 million in prepaid expenses and other current assets and a net liability of $1.2 million in accrued expenses as of June 28, 2014, and a net asset of $0.3 million in prepaid expenses and other current assets and a net liability of $0.4 million in accrued expenses as of September 30, 2013 related to the fair value of our forward contracts.
Net gains and losses on foreign currency exposures are recorded in other income (expense), net and include realized and unrealized gains and losses on forward contracts. Net gains and losses on foreign currency exposures for the three and nine months ended June 28, 2014 and June 29, 2013 were as follows:

	Three months ended		Nine months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in thousands)
Net losses on foreign currency exposures	$746	$749	$2,739	$1,737
Net realized and unrealized gain on forward contracts (excluding the underlying foreign currency exposure being hedged)	$1,320	$(1,443)	$(377)	$(5,039)

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
The revenue and operating income attributable to our operating segments are summarized as follows:

	Three months ended		Nine months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in thousands)
Revenue:
Total Software Products segment revenue	$258,805	$236,306	$748,482	$712,174
Total Services segment revenue	77,829	78,690	241,777	236,522
Total revenue	$336,634	$314,996	$990,259	$948,696
Operating income: (1)
Software Products segment	$166,639	$148,904	$479,736	$434,031
Services segment	13,516	13,227	42,566	27,321
Sales and marketing expenses	(91,440)	(89,443)	(262,085)	(282,734)
General and administrative expenses	(34,331)	(29,473)	(99,749)	(100,300)
Total operating income	54,384	43,215	160,468	78,318
Other income (expense), net	(2,278)	3,181	(6,724)	(491)
Income before income taxes	$52,106	$46,396	$153,744	$77,827

(1)
We recorded restructuring charges of $0.5 million in the third quarter of 2014, all of which was included in general and administrative expenses. We recorded restructuring charges of $1.6 million in the first nine months of 2014. Software Products included $0.1 million; Services included $0.2 million; sales and marketing expenses included $0.5 million; and general and administrative expenses included $0.8 million of these restructuring charges. We recorded restructuring charges of $3.1 million and $34.3 million in the third quarter and first nine months of 2013, respectively. Software Products included $1.0 million and $12.6 million, respectively; Services included $0.3 million and $6.6 million, respectively; sales and marketing expenses included $1.1 million and $12.8 million, respectively; and general and administrative expenses included $0.7 million and $2.3 million, respectively, of these restructuring charges.

We report revenue by the following three solution areas:

•	CAD - PTC Creo® and PTC Mathcad®.

•	Extended PLM - our PLM solutions (primarily PTC Windchill®), our ALM solutions (primarily PTC Integrity™) and our SCM Solutions (primarily PTC Windchill FlexPLM®).

•	SLM - PTC Arbortext® , PTC Servigistics® and ThingWorx® products.
The amounts presented below reflect reclassifications of revenue between solution areas for historical periods to conform to the current classification. Such reclassifications were less than 2% of each solution area’s total revenue for each period.

	Three months ended		Nine months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in thousands)
Revenue:
CAD	$149,024	$135,206	$423,355	$403,503
Extended PLM	145,856	139,848	435,731	422,080
SLM	41,754	39,942	131,173	123,113
Total revenue	$336,634	$314,996	$990,259	$948,696

	Three months ended		Nine months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in thousands)
Revenue:
Americas (1)	$130,379	$129,501	$403,633	$380,310
Europe (2)	130,659	115,425	385,720	353,920
Pacific Rim	36,422	36,268	106,976	114,179
Japan	39,174	33,802	93,930	100,287
Total revenue	$336,634	$314,996	$990,259	$948,696
_________________

(1)
Includes revenue in the United States totaling $121.0 million and $121.9 million for the quarters ended June 28, 2014 and June 29, 2013, respectively, and $375.9 million and $350.5 million for the nine months ended June 28, 2014 and June 29, 2013, respectively.

(2)
Includes revenue in Germany totaling $48.9 million and $41.8 million for the quarters ended June 28, 2014 and June 29, 2013, respectively, and $139.5 million and $123.5 million for the nine months ended June 28, 2014 and June 29, 2013, respectively.

11. Income Taxes
In the third quarter and first nine months of 2014, our effective tax rate was 27% on pre-tax income of $52.1 million and 21% on pre-tax income of $153.7 million, respectively, compared to a provision of 26% on pre-tax income of $46.4 million and a benefit of 12% on pre-tax income of $77.8 million in the third quarter and first nine months of 2013, respectively. In the third quarter and first nine months of 2014, our effective tax rate was lower than the 35% statutory federal income tax rate due to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate and the reversal of a portion of our valuation allowance against net deferred tax assets described below.
In the third quarter and first nine months of 2013, our effective tax rate was lower than the 35% statutory federal income tax rate due to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate, and for the first nine months of 2013 due primarily to the reversal of a portion of our valuation allowance against net deferred tax assets described below. Our tax provision for the third quarter and our tax benefit for the first nine months of 2013 did not include a tax benefit on our forecast 2013 U.S. loss as it was offset by a valuation allowance established in the fourth quarter of 2012.  A discrete benefit of $1.6 million was recorded in the third quarter of 2013 as a result of the conclusion of tax audits in several jurisdictions. Additionally, in the first nine months of 2013, we recorded a $2.0 million tax benefit related to research and development (R&D) tax credits in the U.S triggered by a retroactive extension of the R&D credit and a $3.2 million tax benefit related to final resolution of a long standing tax litigation and completion of a tax audit.
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
As of June 28, 2014 and September 30, 2013, we had unrecognized tax benefits of $14.9 million and $13.7 million, respectively. If all of our unrecognized tax benefits as of June 28, 2014 were to become recognizable in the future, we would record a benefit to the income tax provision of $13.7 million which would be partially offset by an increase in the U.S. valuation allowance of $6.9 million.
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

We follow the with-and-without approach for the direct effects of windfall tax deductions to determine the timing of the recognition of benefits for windfall tax deductions.  In the third quarter and first nine months of 2014, we recorded windfall tax benefits of $1.5 million and $9.6 million to additional paid-in capital.

12. Debt
Credit Agreement
On January 30, 2014, we entered into a credit facility with a syndicate of 13 banks for which JPMorgan Chase Bank, N.A. acts as Administrative Agent. We expect to use the credit facility for general corporate purposes, including acquisitions of businesses and working capital requirements. The credit facility consists of a $250 million term loan and a $750 million revolving loan commitment. The revolving loan commitment does not require amortization of principal. The term loan requires principal payments at the end of each calendar quarter. The revolving loan and term loan may be repaid in whole or in part prior to the scheduled maturity dates at PTC's option without penalty or premium. The credit facility matures on January 30, 2019, when all remaining amounts outstanding will be due and payable in full. We are required to make principal payments under the term loan of $9.375 million, $21.875 million, $25.0 million, $34.375 million, $37.5 million and $121.875 million in 2014, 2015, 2016, 2017, 2018 and 2019, respectively. We incurred costs of approximately $4 million in connection with entering into the new facility which will be amortized over the term of the new credit facility.
As of June 28, 2014, we had $315.0 million outstanding under the credit facility, comprised of $246.9 million of term loan borrowings and $68.1 million of revolving loans. As of June 28, 2014, the fair value of our credit facility approximates our book value. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy described in Note 8.
Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by PTC. As of June 28, 2014, the annual rate on both the term loan and the revolving loans was 1.5%. A quarterly commitment fee on the undrawn portion of the credit facility is required, ranging from 0.175% to 0.25% per annum, based upon PTC’s leverage ratio.
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

As of June 28, 2014, our leverage ratio was 0.93 to 1.00, our fixed charge coverage ratio was 22.05 to 1.00 and we were in compliance with all financial and operating covenants of the credit facility.

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
Accruals
With respect to legal proceedings and claims, we record an accrual for a contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. For legal proceedings and claims for which the likelihood that a liability has been incurred is more than remote but less than probable, we estimate the range of possible outcomes. As of June 28, 2014, we had a legal proceedings and claims accrual of $0.8 million.
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

Amortization of Actuarial Losses
In the nine months ended June 28, 2014, we recognized approximately $2.5 million ($1.6 million net of tax) of unrecognized actuarial losses as a component of net periodic pension cost. This amount has been reclassified from accumulated other comprehensive loss to net income in the accompanying Consolidated Statements of Operations and Comprehensive Income.
Termination of U.S. Pension Plan
We maintain a U.S. defined benefit pension plan (the Plan) that covers certain persons who were employees of Computervision Corporation (acquired by us in 1998). Benefits under the Plan were frozen in 1990. In the second quarter of 2014, we began the process of terminating the Plan, which will include settling Plan liabilities by offering lump sum distributions to plan participants and purchasing annuity contracts to cover vested benefits. We expect to execute the termination process over the next two years. As part of the planned termination, we re-balanced assets to a target asset allocation of 100% fixed income investments (up from 40%), which will provide a better matching of Plan assets to the characteristics of the liabilities. In the third quarter of 2014, we provided notice to plan participants of our intent to terminate the plan effective August 1, 2014 and we applied for a determination with the Internal Revenue Service with regards to the termination. We will take further actions to minimize the volatility of the value of our pension assets relative to pension liabilities and to settle remaining Plan liabilities, including making such contributions to the Plan as may be necessary to make the Plan sufficient to settle all Plan liabilities.

We expect to settle the liabilities over the latter part of calendar 2015 and early calendar 2016. As the liabilities are settled, losses (currently estimated to be approximately $70 million) will be recognized up to the amount of unamortized losses in accumulated other comprehensive income, based on the projected benefit obligations measured as of the dates the settlements occur. We contributed $7.5 million to the Plan on April 1, 2014. Prior to settling the liabilities, we will contribute such additional amounts (currently estimated to be approximately $22 million) as may be necessary to fully fund the Plan. Such contributions are expected to be made concurrent with settling the liabilities but may be made earlier at our discretion.
15. Subsequent Events
Acquisitions
Atego
On June 30, 2014, PTC acquired Atego Group Limited, Inc., a developer of model-based systems and software engineering applications for approximately $50 million in cash. At the time of the acquisition, Atego had approximately 110 employees and historical annualized revenues of approximately $20 million. We have not yet completed our acquisition accounting for Atego.
Axeda
On July 23, 2014, PTC entered into an Agreement and Plan of Merger (the "Merger Agreement") with Aztec Acquisition Corporation, a wholly-owned subsidiary of PTC ("Merger Sub"), Axeda Corporation ("Axeda"), and Fortis Advisors LLC, as the Securityholder Representative, to acquire Axeda for approximately $170 million in cash, subject to adjustment as set forth in the Merger Agreement. We expect to borrow $170 million under our existing credit facility to fund the acquisition.
The Merger Agreement has been approved by the boards of directors of PTC and Axeda. We expect to close the transaction in mid August 2014, subject to customary closing conditions and regulatory approvals, at which time Axeda will become a wholly-owned subsidiary of PTC.
The Axeda acquisition is expected to add $25 million to $30 million of revenue in 2015. Axeda has approximately 160 employees, primarily located in the United States.
In the fourth quarter of 2014, in conjunction with our accounting for the acquisitions of Atego and Axeda (if completed), we expect to record a non-cash tax benefit due to the recording of deferred tax liabilities related to the tax effect of acquired intangible assets that are not deductible for income tax purposes and the resulting reduction in the U.S. and U.K. valuation allowance on net deferred tax assets.
Share Repurchases
On August 4, 2014, our Board of Directors authorized a share repurchase program for up to $600 million of our common stock through September 30, 2017.  As part of the repurchase program, we intend to enter into a $125 million accelerated share repurchase agreement in the fourth quarter of fiscal 2014.  We intend to use cash from operations and borrowings under our credit facility to make such repurchases.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q about our future financial and growth expectations, our intent to repurchase shares and to return 40% of free cash flow to shareholders, our intent to enter into a new credit facility, our intent to complete the Axeda acquisition, the development of our products and markets and adoption of our solutions and future purchases by customers are forward-looking statements that are subject to the inherent uncertainties in predicting future results and conditions. Risks and uncertainties that could cause actual results to differ materially from projected results include the following: the macroeconomic climate may not improve or may deteriorate; our customers may not purchase our solutions when or in the amounts we expect and that our pipeline deals may not convert as we expect, which could adversely affect our revenue, cash flow and earnings; we may not achieve the license, service or support growth rates or revenue we expect, which could result in a different mix of revenue between license, service and support and could adversely affect our profitability; foreign currency exchange rates may vary from our expectations and thereby affect our reported revenue and expense; our business, including the SLM and the ThingWorx/Internet of Things/Smart, Connected Products businesses, may not expand and/or generate the revenue we expect; we may be unable to achieve planned services margin and operating margin improvements; we may be unable to improve sales productivity as we expect; we may be unable to complete the Axeda acquisition as or when we expect and the acquisition, if completed, may not generate the revenue we expect; the use of cash for share repurchases could reduce our ability to undertake organic and inorganic growth initiatives, uses of cash for purposes other than share repurchases could reduce the amount of shares we repurchase, existing and/or other banks may be unwilling to enter into an expanded credit facility with us, remedial actions related to our investigation in China could have a material impact on our operations in China, substantial fines or penalties may be imposed by government agencies in connection with resolving that matter, and any such resolution may have collateral effects on our business in China, the U.S. or elsewhere; as well as other risks and uncertainties described below throughout or referenced in Part II, Item 1A. Risk Factors of this report.
Business Overview
PTC Inc. develops and delivers technology solutions, comprised of software and services, that transform the way our customers create, operate and service products for a smart, connected world. Our solutions help our customers in discrete manufacturing organizations optimize the activities within individual business functions, including engineering, supply chain, manufacturing and service, and coordinate these processes across the enterprise to create product and service advantage.
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

Executive Overview

In our third quarter, we continued to deliver on our margin expansion strategy with revenue in line with our expectations and non-GAAP earnings per share just above the high end of our expected range, including a favorable mix of revenue and a lower tax provision than anticipated. Earnings per share was up 11% to $0.32 from $0.29 in the year-ago period, and non-GAAP earnings per share was up 19% to $0.53 from $0.45 in the year-ago period.

For the third quarter, our total revenue was $337 million, up 7% year over year. Total license revenue for the quarter was $93 million, up 16% year over year, which reflects an increase in license revenue from large transactions and growth in CAD license revenue. From a geographic perspective, on a constant currency basis, total revenue grew 7% in Europe, 20% in Japan, 1% in the Americas and was flat in the Pacific Rim, compared to the year-ago period. Total revenue in Europe, Japan and the Americas grew 13%, 16% and 1%, respectively, and was flat in the Pacific Rim, compared to the year-ago period.
Our operating margin in the third quarter increased to 16% from 14% in the year-ago period (to 24% from 22% on a non-GAAP basis). Our GAAP and non-GAAP operating margins were impacted by a favorable mix of revenue and cost reduction measures, including our restructuring actions in 2013, partially offset by costs of acquired businesses and investments we are making in our Internet of Things business, and annual merit salary increases for employees.
We ended the third quarter of 2014 with $304 million of cash, up from $270 million at the end of the second quarter of 2014, reflecting, in part, $106 million in operating cash flow and $60 million used to repurchase shares of our common stock. At the end of the third quarter of 2014, the balance outstanding under our credit facility was $315 million and we had $682 million available to borrow under the revolving loan portion of our credit facility.
Non-GAAP measures are reconciled to GAAP results under Results of Operations - Non-GAAP Measures below.
Acquisitions
On June 30, 2014, we acquired Atego, a European-based developer of model-based systems and software engineering applications for approximately $50 million in cash. This acquisition enhances our portfolio of PLM and ALM solutions and strengthens our commitment to supporting our customers' systems engineering initiatives with powerful modeling capabilities. We expect Atego to contribute approximately $5 million to our fourth quarter 2014 revenue.
On July 23, 2014, we signed a definitive agreement to acquire privately-held Axeda Corporation, a pioneer in the development of solutions to securely connect machines and sensors to the cloud, for approximately $170 million in cash. Axeda's technology innovation, extensive customer base, and powerful partnerships directly complement our ThingWorx business, and will accelerate our ability to deliver best-in-class solutions across the entire Internet of Things technology stack. Subject to satisfaction of customary closing conditions and certain regulatory approvals, the transaction is expected to be completed in our fourth quarter of fiscal 2014.
Expanded Share Repurchase Authorization and Intent to Expand Credit Facility

On August 4, 2014, we announced a capital allocation strategy that over time is expected to return approximately 40% of free cash flow to shareholders while still enabling us to invest in organic and new growth opportunities.  As part of this strategy, our Board of Directors has authorized us to repurchase up to $600 million of our common shares through September 30, 2017. We may use cash from operations or may borrow funds under our credit facility to make such repurchases.  Under this authorization, we expect to repurchase $125 million of our common stock by the end of fiscal 2014 under an accelerated share repurchase (ASR) agreement.  We expect to borrow $125 million under our credit facility for the ASR.

We also plan to enter into a new $1.5 billion credit facility in the fourth quarter of 2014 with a syndicate of existing and new banks. Upon closing, the new facility would replace our existing $1.0 billion credit facility, which is scheduled to mature on January 30, 2019. As we have only recently begun to explore this initiative, we cannot be sure if or when we may be able to enter into a new credit facility.

Future Expectations, Strategies and Risks

While we have seen some indications of improvements in global manufacturing economic conditions, there is still a significant level of uncertainty about the pace of recovery in the global manufacturing industry. We continue to expect modest revenue growth and continued operating margin expansion in 2014 driven by: (1) continued vigilance on cost controls and cost savings from restructuring actions; (2) increased sales productivity; and (3) improvement in services non-GAAP gross margin to at least 15%. For 2014, our goal is to achieve year-over-year revenue growth of 3% to 4%. This revenue goal includes license revenue growth of 2% to 7%, support revenue growth of approximately 4%, and a decline in service revenue of approximately 1%. Our 2014 earnings goals are to achieve non-GAAP operating margin expansion of 300 basis points, from 22% in 2013 to approximately 25% in 2014 (expansion of GAAP operating margins from 10% in 2013 to approximately 17% in 2014) and non-GAAP earnings per share of $2.10 to $2.14 (GAAP earnings per share of $1.40 to $1.44). Our 2014 GAAP and non-GAAP goals exclude the impact of our pending acquisition of Axeda and our GAAP operating margin and earnings per share goals exclude the impact of acquisition accounting for the Atego acquisition. In addition, our 2014 GAAP and non-GAAP earnings per share exclude the impact of our intended $125 million accelerated share repurchase described above. If economic conditions do not improve or deteriorate further, or if foreign currency exchange rates relative to the U.S. dollar differ significantly from our current assumptions, our results could differ materially from our targets. Our targets assume rates for the fourth quarter of 2014 of $1.35 USD to one Euro and 101 Yen to one USD.
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

	Three months ended		Percent Change 2013 to 2014		Nine months ended		Percent Change 2013 to 2014
	June 28, 2014	June 29, 2013	Actual	Constant Currency	June 28, 2014	June 29, 2013	Actual	Constant Currency
	(dollar amounts in millions, except per share data)
License revenue	$92.7	$79.9	16%	15%	$257.1	$238.8	8%	8%
Service revenue	70.2	72.5	(3)%	(5)%	222.9	222.4	—%	—%
Support revenue	173.7	162.6	7%	5%	510.2	487.5	5%	5%
Total revenue	336.6	315.0	7%	5%	990.3	948.7	4%	4%
Cost of license	7.8	8.4	(7)%		23.3	24.7	(6)%
Cost of service	61.9	62.9	(2)%		191.7	196.1	(2)%
Cost of support	21.3	19.8	8%		62.8	60.7	3%
Total cost of revenue	91.1	91.2	—%		277.8	281.5	(1)%
Gross margin	245.6	223.8	10%		712.4	667.2	7%
Operating expenses	191.2	180.6	6%		552.0	588.9	(6)%
Total costs and expenses (1)	282.3	271.8	4%	3%	829.8	870.4	(5)%	(4)%
Operating income (1)	$54.4	$43.2	26%	19%	$160.5	$78.3	105%	102%
Non-GAAP operating income (1)	$81.4	$70.1	16%	11%	$243.8	$191.6	27%	26%
Operating margin (1)	16.2%	13.7%			16.2%	8.3%
Non-GAAP operating margin (1)	24.2%	22.2%			24.6%	20.1%
Diluted earnings per share (2)	$0.32	$0.29			$1.01	$0.72
Non-GAAP diluted earnings per share (2)	$0.53	$0.45			$1.51	$1.22
Cash flow from operations	$106.4	$84.6			$253.4	$181.0

(1) Costs and expenses in the third quarter and first nine months of 2014 included restructuring charges of $0.5 million and $1.6 million, respectively, compared to $3.1 million and $34.3 million in the third quarter and first nine months of 2013, respectively. Additionally, the third quarter and first nine months of 2014 included acquisition-related and pension plan termination costs of $1.5 million and $6.8 million, respectively, compared to $0.9 million and $7.6 million in the third quarter and first nine months of 2013, respectively. These restructuring, acquisition-related and pension plan termination costs have been excluded from non-GAAP operating income.

(2) Income taxes for non-GAAP diluted earnings per share reflect the tax effects of non-GAAP adjustments for the third quarters and first nine months of 2014 and 2013, which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments described in Non-GAAP Measures, and also include the following tax items. In the fourth quarter of 2012, a valuation allowance was established against our U.S. net deferred tax assets. The non-GAAP tax provision for the first nine months of 2014 and 2013 has been calculated assuming there is no U.S. valuation allowance. The second quarter of 2014 includes a non-cash tax benefit of $8.9 million related to the release of a portion of the valuation allowance as a result of deferred tax liabilities established for the acquisition of ThingWorx. The first nine months of 2013 includes a non-cash tax benefit of $32.6 million related to the release of a portion of the valuation allowance as a result of deferred tax liabilities established in accounting for the acquisition of Servigistics, and a tax benefit totaling $3.2 million related to final resolution of a long standing tax litigation and completion of an international jurisdiction tax audit. These tax benefits have been excluded from non-GAAP diluted earnings per share.

Results of Operations
Impact of Foreign Currency Exchange on Results of Operations
Approximately two-thirds of our revenue and half of our expenses are transacted in currencies other than the U.S. Dollar. Because we report our results of operations in U.S. Dollars, currency translation, particularly changes in the Euro and Yen relative to the U.S. Dollar, affects our reported results. Changes in foreign currency rates did not have a material impact on operating income in the first nine months of 2014. If actual results for the third quarter and first nine months of 2014 had been converted into U.S. Dollars based on the foreign currency exchange rates in effect for the third quarter and first nine months of 2013, revenue would have been lower by $4.8 million and $0.4 million, respectively, and costs and expenses would have been lower by $1.7 million in the third quarter and higher by $2.1 million in the first nine months of 2014, and operating income would have been lower by $3.1 million and $2.5 million in the third quarter and first nine months of 2014, respectively. Our constant currency disclosures are calculated by multiplying the actual results for the first nine months of 2014 by the exchange rates in effect for the first nine months of 2013.
Revenue from Acquired Businesses
Total revenue from the ThingWorx (acquired in the second quarter of 2014), Enigma and NetIDEAS (both acquired in the fourth quarter of 2013) businesses was $2.8 million and $8.8 million in the third quarter and first nine months of 2014, respectively.
Revenue
We report our revenue by line of business (license, service and support), by solution area (CAD, Extended PLM and SLM) and by geographic region (Americas, Europe, Pacific Rim and Japan). Results include combined revenue from direct sales and our channel. The amounts presented below reflect reclassifications of services revenue between solution areas for historical periods to conform to the current classification. Such reclassifications were less than 2% of each solution area’s total revenue for each period.
CAD revenue includes PTC Creo® and PTC Mathcad®.
Extended PLM revenue includes our PLM solutions (primarily PTC Windchill®), our ALM solutions (primarily PTC Integrity™) and our SCM Solutions (primarily PTC Windchill FlexPLM®).
SLM revenue includes PTC Arbortext®, PTC Servigistics® and ThingWorx® products.

Revenue by Line of Business
% of Total Revenue	Three months ended		Nine months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
License	28%	25%	26%	25%
Service	21%	23%	23%	23%
Support	52%	52%	52%	52%

License Revenue
In the third quarter and first nine months of 2014, compared to the year-ago periods, license revenue was up 16% and 8%, respectively, and organic license revenue (excluding revenue from ThingWorx, Enigma and NetIDEAS) grew 15% and 7%, respectively. The amount of license revenue attributable to large transactions, and the number of such transactions, may vary significantly from period to period and by geographic region. We had one transaction with license revenue in excess of $5 million in both the third quarter of 2014 (in the Americas) and the third quarter of 2013 (in Japan) and four in the first nine months of 2014 (three in the Americas and one in Europe) and three in the first nine months of 2013 (two in Japan and one in the Americas).
Service Revenue
Consulting and training services engagements typically result from sales of new licenses, particularly of our Extended PLM and SLM solutions. Expanding our service partner program under which service engagements are referred to third party service providers, is part of our overall margin expansion strategy. Additionally, over time, we anticipate implementing solutions that fundamentally require less services. As a result, we do not expect that the amount of services we deliver will increase proportionately with license revenue increases. Consulting revenue typically represents approximately 85% of total service revenue and training revenue represents approximately15% of total services revenue. Year over year, service revenue in the third quarter and first nine months of 2014 was down 3% and flat, respectively (down 5% and 2% on an organic basis, respectively). Our consulting service revenue in the third quarter and first nine months of 2014 was down 3% and flat year over year, respectively, (down 4% and 2% on an organic basis, respectively). Year over year, training revenue was down 8% and 1% in the third quarter and first nine months of 2014, respectively.
Support Revenue
Support revenue is comprised of contracts to maintain new and/or previously purchased software. We have seen steady growth in support revenue in 2012 and in 2013, continuing in 2014. CAD support seats were flat as of the end of the third quarter of 2014 compared to the end of the third quarter of 2013 and Extended PLM support seats increased 5% over the same period.
Foreign currency exchange rate movements impacted support revenue favorably by $2.8 million in the third quarter of 2014 and unfavorably by $0.6 million in the first nine months of 2014, compared to the third quarter and first nine months of 2013.

Revenue by Solution	Three months ended				Nine months ended
			Percent Change				Percent Change
	June 28, 2014	June 29, 2013	Actual	Constant Currency	June 28, 2014	June 29, 2013	Actual	Constant Currency
	(Dollar amounts in millions)
CAD
License	$45.4	$35.7	27%	26%	$117.5	$102.7	14%	15%
Service	6.0	6.4	(8)%	(10)%	18.3	18.2	1%	1%
Support	97.7	93.1	5%	3%	287.5	282.6	2%	2%
Total revenue	$149.0	$135.2	10%	9%	$423.4	$403.5	5%	5%

Extended PLM
License	$39.5	$36.3	9%	7%	$112.8	$105.5	7%	7%
Service	47.9	49.5	(3)%	(5)%	152.3	155.5	(2)%	(3)%
Support	58.5	54.0	8%	7%	170.6	161.1	6%	6%
Total revenue	$145.9	$139.8	4%	3%	$435.7	$422.1	3%	3%

SLM
License	$7.8	$7.9	(1)%	—%	$26.8	$30.6	(12)%	(13)%
Service	16.4	16.6	(1)%	(2)%	52.3	48.7	7%	7%
Support	17.6	15.5	13%	12%	52.1	43.8	19%	19%
Total revenue	$41.8	$39.9	5%	4%	$131.2	$123.1	7%	7%

CAD Revenue
The increase in CAD license revenue in the third quarter and first nine months of 2014 compared with the year-ago periods included double digit percentage license revenue growth in Europe, the Americas and Japan. This growth was driven by large deals, new seats, and sales of modules and upgrades associated with our Creo platform. For the first nine months of 2014 our total CAD revenue has increased 5% year over year. This overall CAD market is expected to grow in the mid-single digits.
In the third quarter of 2014, compared with the year-ago period, license revenue in Europe grew 32% ($3.5 million), up 26% on a constant currency basis, the Americas grew 11% ($1.0 million), and Japan grew 89% ($5.1 million), up 94% on a constant currency basis. In the first nine months of 2014, license revenue grew 38% ($12.9 million) in Europe (up 35% on a constant currency basis), 13% ($3.2 million) in the Americas, and 11% ($1.6 million) in Japan (up 19% on a constant currency basis), partially offset by a decline in license revenue in the Pacific Rim of 9% ($2.8 million). CAD channel revenue which represents approximately 40% of total CAD revenue, was up 8% in the third quarter of 2014 compared to the year-ago period (up 6% on a constant currency basis) with license revenue up 16% year over year. CAD channel revenue for the first nine months of 2014 was up 1% year-over-year with license revenue up 3% year over year.
Extended PLM Revenue
Extended PLM revenue in the third quarter of 2014, compared to the prior year period, reflects double digit percentage license revenue growth in Europe, partially offset by a double digit percentage decline in license revenue in the Americas and the Pacific Rim. Support revenue grew in all regions, with double digit percentage growth in Europe, Japan and the Pacific Rim and mid-single digit percentage growth in the Americas. Extended PLM revenue in the third quarter of 2014 grew 12% ($6.0 million) in Europe, up 6% on a constant currency basis, with license revenue up 66% ($6.0 million), up 56% on a constant currency basis. This growth was partially offset by a 17% decline ($2.6 million) in license revenue in the Americas. Total revenue in Japan increased 1% ($0.1 million), 4% on a constant currency basis, and license revenue increased 5% ($0.3 million), 7% on a constant currency basis. Total revenue in the Pacific Rim declined 4% ($0.5 million) and license revenue declined 12% ($0.6 million).

In the first nine months of 2014, total revenue in the Americas grew 9% ($15.6 million) and license revenue grew 13% ($5.7 million), revenue in Europe grew 1% ($2.3 million), down 2% on a constant currency basis, and license revenue grew 22% ($6.4 million), 17% on a constant currency basis. Japan revenue was flat but increased 12% on a constant currency basis with license revenue down 6% ($0.8 million), up 2% on a constant currency basis. Total revenue in the Pacific Rim declined 9% ($4.2 million) and license revenue declined 20% ($3.9 million).
SLM Revenue
SLM revenue in the third quarter of 2014, which includes contributions from Enigma (acquired in the fourth quarter of 2013) and ThingWorx (acquired in the second quarter of 2014), reflects double digit growth in support revenue. By region, SLM total revenue grew by double digit percentages in Europe, the Pacific Rim and Japan, partially offset by a mid-single digit percentage decline in the Americas. Compared to the third quarter of 2013, total revenue in Europe grew 18% ($1.5 million), 13% on a constant currency basis, and license revenue grew 104% ($1.1 million), 97% on a constant currency basis; total revenue in the Pacific Rim grew 33% ($0.7 million) and license revenue grew 165% ($1.0 million); and total revenue in Japan grew 31% ($0.7 million), 38% on a constant currency basis and license revenue grew 304% ($1.1 million), 332% on a constant currency basis. Total revenue in the Americas in the third quarter of 2014, compared to the third quarter of 2013, declined 4% ($1.0 million) and license revenue declined 56% ($3.3 million).

In the first nine months of 2014, compared to the first nine months of 2013, total revenue in Europe increased 28% ($7.5 million) and license revenue increased 19% ($1.6 million), and total revenue in the Americas grew 3% ($2.4 million) while license revenue declined 28% ($4.1 million). Over the same period, total revenue in Japan declined 26% ($2.2 million) and license revenue declined 55% ($2.0 million) and total revenue in the Pacific Rim increased 5% ($0.4 million) and license revenue increased 22% ($0.8 million).

While we have seen variability in the revenue contribution from SLM, we are optimistic about the growth opportunity in the SLM area of our business.
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
For the third quarters of 2014 and 2013 there were 33 (9 in the Americas, 15 in Europe and 9 in Asia) and 33 (14 in the Americas, 12 in Europe and 7 in Asia) of these customers, respectively, with average revenue per customer of $2.4 million and $2.1 million, respectively.
Revenue from large customers in the third quarter and first nine months of 2014 increased 14% and 20%, respectively, compared to the third quarter and first nine months of 2013. License revenue as a proportion of revenue from such customers was 59% and 47% in the third quarters of 2014 and 2013, respectively, and 52% and 45% in the first nine months of 2014 and 2013, respectively.  We attribute the increase in revenue from large customers to an improving overall economy.

	Three months ended		Nine months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(Dollar amounts in millions)
License and/or service revenue greater than $1 million from individual customers in a quarter	$77.6	$68.3	$226.5	$188.0
% of total license and service revenue	48%	45%	47%	41%
Revenue by Geographic Region

	Three months ended		Percent Change		Nine months ended		Percent Change
	June 28, 2014	June 29, 2013	Actual	Constant Currency	June 28, 2014	June 29, 2013	Actual	Constant Currency
	(Dollar amounts in millions)
Revenue by region:
Americas	$130.4	$129.5	1%	1%	$403.6	$380.3	6%	7%
Europe	$130.7	$115.4	13%	7%	$385.7	$353.9	9%	5%
Pacific Rim	$36.4	$36.3	—%	—%	$107.0	$114.2	(6)%	(6)%
Japan	$39.2	$33.8	16%	20%	$93.9	$100.3	(6)%	5%

	Three months ended		Nine months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revenue by region as a % of total revenue:
Americas	39%	41%	41%	40%
Europe	39%	37%	39%	37%
Pacific Rim	11%	12%	11%	12%
Japan	12%	11%	9%	11%

Americas
The increase in revenue in the Americas in the third quarter of 2014 compared to the third quarter of 2013 consisted of an increase of 6% ($3.9 million) in support revenue, and an increase of 6% ($1.9 million) in service revenue, partially offset by a a decrease of 17% ($4.9 million) in license revenue. The increase in the first nine months of 2014 compared to the first nine months of 2013 consisted of an increase of 6% ($4.7 million) in license revenue, an increase of 6% ($12.5 million) in support revenue and an increase of 6% ($6.1 million) in service revenue. The third quarter of 2014 included one transaction with license revenue in excess of $5 million in the Americas and the first nine months of 2014 included three such transactions. The third quarter of 2013 did not include any transactions with license revenue in excess of $5 million and the first nine months of 2013 included one such transaction.
Europe
Revenue in Europe in the third quarter of 2014 compared to the third quarter of 2013 consisted of an increase in license revenue of 50% ($10.6 million), 43% on a constant currency basis, and an increase in support revenue of 10% ($6.3 million), 4% on a constant currency basis, partially offset by a decrease in service revenue of 6% ($1.7 million), 11% on a constant currency basis. Revenue in Europe in the first nine months of 2014 compared to the the first nine months of 2013 reflects an increase in license revenue of 29% ($20.8 million), 25% on a constant currency basis, an increase in support revenue of 8% ($15.2 million), 4% on a constant currency basis, partially offset by a decrease in service revenue of 5% ($4.2 million), 8% on a constant currency basis. The third quarter of 2014 did not include any transactions with license revenue in excess of $5 million in Europe and the first nine months of 2014 included one such transaction. No such transactions were recorded in the third quarter and first nine months of 2013.
Changes in foreign currency exchange rates, particularly the Euro, favorably impacted revenue in Europe by $6.6 million and $13.6 million in the third quarter and first nine months of 2014, respectively, as compared to the third quarter and first nine months of 2013.
Pacific Rim
Revenue in the Pacific Rim in the third quarter of 2014 compared to the third quarter of 2013 included an increase of 4% ($0.6 million) in license revenue and an increase in support revenue of 6% ($0.8 million), offset by a decrease of 17% ($1.2 million) in service revenue. The decrease in revenue in the Pacific Rim in the first nine months of 2014 compared to the first nine months of 2013 consisted primarily of a decrease of 11% ($5.9 million) in license revenue and a decrease of 10% ($2.4 million) in service revenue, partially offset by an increase of 3% ($1.2 million) in support revenue.
Revenue from China, which has historically represented 5% to 7% of our total revenue, increased 3% in the third quarter of 2014 as compared to the third quarter of 2013 and decreased 6% in the first nine months of 2014 as compared to the first nine months of 2013. Revenue in China has been lower than anticipated and future revenue growth in China remains uncertain.
Japan

Following a weak first half of 2014, license revenue in Japan in the third quarter of 2014 compared to the third quarter of 2013 increased 49% ($6.5 million), which increase was partially offset by a decrease of 31% ($1.3 million) in service revenue. The decrease in revenue in Japan in the first nine months of 2014 compared to the first nine months of 2013 included a decrease of 4% ($1.2 million) in license revenue, an increase of 4% on a constant currency basis, and a decrease of 11% ($6.2 million) in support revenue, an increase of 2% on a constant currency basis, partially offset by an increase in service revenue of 9% ($1.1 million), an increase of 23% on a constant currency basis. The third quarter of 2013 included one transaction with license revenue in excess of $5 million in Japan and two such transactions in the first nine months of 2013. No such transactions were recorded in the third quarter and first nine months of 2014.
Changes in the Yen to U.S. Dollar exchange rate unfavorably impacted revenue in Japan by $1.3 million and $11.7 million in the third quarter and first nine months of 2014, respectively, as compared to the third quarter and first nine months of 2013.

Gross Margin	Three months ended			Nine months ended
	June 28, 2014	June 29, 2013	Percent Change	June 28, 2014	June 29, 2013	Percent Change
	(Dollar amounts in millions)
Gross margin	$245.6	$223.8	10%	$712.4	$667.2	7%
Non-GAAP gross margin	252.5	231.1	9%	733.1	690.6	6%
Gross margin as a % of revenue:
License	91.6%	89.4%		90.9%	89.6%
Service	11.8%	13.2%		14.0%	11.8%
Support	87.7%	87.8%		87.7%	87.6%
Gross margin as a % of total revenue	72.9%	71.1%		71.9%	70.3%
Non-GAAP gross margin as a % of total revenue	75.0%	73.2%		74.0%	72.6%

Gross margin as a percentage of total revenue in the third quarter of 2014 compared to the year-ago period reflects higher license margins. The increase in our GAAP service gross margin in the first nine months of 2014 was due in part to improved consulting margin. Service margins have been improving due to cost reductions, improved efficiencies and in part to reducing the amount of direct services that we perform through expansion of our service partner program. We are targeting GAAP services margins of at least 13% for fiscal 2014 (at least 15% on a non-GAAP basis). Service revenue comprised 21% and 23% of our total revenue in the third quarter and first nine months of 2014, respectively, compared to 23% in the third quarter and first nine months of 2013.

	Three months ended			Nine months ended
	June 28, 2014	June 29, 2013	Percent Change	June 28, 2014	June 29, 2013	Percent Change
	(Dollar amounts in millions)
Costs and expenses:
Cost of license revenue	$7.8	$8.4	(7)%	$23.3	$24.7	(6)%
Cost of service revenue	61.9	62.9	(2)%	191.7	196.1	(2)%
Cost of support revenue	21.3	19.8	8%	62.8	60.7	3%
Sales and marketing	91.4	88.3	4%	261.6	269.9	(3)%
Research and development	57.4	53.8	7%	166.1	166.8	—%
General and administrative	33.8	28.8	17%	98.9	98.0	1%
Amortization of acquired intangible assets	8.0	6.5	22%	23.8	19.8	20%
Restructuring charges	0.5	3.1	(84)%	1.6	34.3	(95)%
Total costs and expenses (1)	$282.3	$271.8	4%	$829.8	$870.4	(5)%
Total headcount at end of period	6,126	5,987

(1)	On a constant currency basis, compared to the year-ago period, total costs and expenses for the third quarter and first nine months of 2014 increased 3% and decreased 4%, respectively.

Costs and expenses in the third quarter and first nine months of 2014, compared to the third quarter and first nine months of 2013, decreased primarily as a result of:

•	restructuring charges, which were $32.8 million lower in the first nine months of 2014; and

•	cost savings resulting from restructuring actions in 2013.
These cost decreases were offset by costs from acquired businesses (approximately 90 employees), investments we are making in the Internet of Things solutions area of our business, and company-wide merit pay increases totaling approximately $12 million on an annualized basis, which were effective February 1, 2014.

Cost of License Revenue	Three months ended			Nine months ended
	June 28, 2014	June 29, 2013	Percent Change	June 28, 2014	June 29, 2013	Percent Change
	(Dollar amounts in millions)
Cost of license revenue	$7.8	$8.4	(7)%	$23.3	$24.7	(6)%
% of total revenue	2%	3%		2%	3%
% of total license revenue	8%	11%		9%	10%

Our cost of license revenue consists of fixed and variable costs associated with reproducing and distributing software and documentation, as well as royalties paid to third parties for technology embedded in or licensed with our software products and amortization of intangible assets associated with acquired products. Cost of license revenue as a percent of license revenue can vary depending on product mix sold and the effect of fixed and variable royalties and the level of amortization of acquired software intangible assets. Amortization of acquired purchased software totaled $4.3 million and $4.6 million in the third quarters of 2014 and 2013, respectively, and $13.0 million and $13.9 million in the first nine months of 2014 and 2013, respectively.

Cost of Service Revenue	Three months ended			Nine months ended
	June 28, 2014	June 29, 2013	Percent Change	June 28, 2014	June 29, 2013	Percent Change
	(Dollar amounts in millions)
Cost of service revenue	$61.9	$62.9	(2)%	$191.7	$196.1	(2)%
% of total revenue	18%	20%		19%	21%
% of total service revenue	88%	87%		86%	88%
Service headcount at end of period	1,386	1,364	2%

Our cost of service revenue includes costs such as salaries, benefits, and computer equipment and facilities for our training and consulting personnel, and third-party subcontractor fees.
In the third quarter and first nine months of 2014 compared to the third quarter and first nine months of 2013, total compensation, benefit costs and travel expenses were higher by 3% ($1.3 million) and 2% ($2.5 million), respectively. The cost of third-party consulting services was $2.6 million and $7.0 million lower in the third quarter and first nine months of 2014, respectively, compared to the third quarter and first nine months of 2013. The decrease in the use of subcontracted third-party consultants is a result of improved utilization and the implementation of our strategy to have our strategic services partners perform services for customers directly, all of which have contributed to improving services margins.

Cost of Support Revenue	Three months ended			Nine months ended
	June 28, 2014	June 29, 2013	Percent Change	June 28, 2014	June 29, 2013	Percent Change
	(Dollar amounts in millions)
Cost of support revenue	$21.3	$19.8	8%	$62.8	$60.7	3%
% of total revenue	6%	6%		6%	6%
% of total support revenue	12%	12%		12%	12%
Support headcount at end of period	638	614	4%

Our cost of support revenue includes costs such as salaries, benefits, and computer equipment and facilities associated with customer support and the release of support updates (including related royalty costs). In the third quarter and first nine months of 2014 compared to the third quarter and first nine months of 2013, total compensation, benefit costs and travel expenses were higher by 8% ($1.2 million) and 4% ($1.7 million), respectively.

Sales and Marketing	Three months ended			Nine months ended
	June 28, 2014	June 29, 2013	Percent Change	June 28, 2014	June 29, 2013	Percent Change
	(Dollar amounts in millions)
Sales and marketing	$91.4	$88.3	4%	$261.6	$269.9	(3)%
% of total revenue	27%	28%		26%	28%
Sales and marketing headcount at end of period	1,387	1,419	(2)%

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. Compared to the third quarter and first nine months of 2013, our compensation, benefit costs and travel expenses were higher by 6% ($4.1 million) in the third quarter of 2014 primarily due to higher commission and salary expense, and lower by 2% ($4.3 million) in the first nine months of 2014 primarily due to lower headcount. In the third quarter and first nine months of 2014 compared to the third quarter and first nine months of 2013, total depreciation and telecommunication costs decreased by $0.7 million and $2.2 million, respectively.

Research and Development	Three months ended			Nine months ended
	June 28, 2014	June 29, 2013	Percent Change	June 28, 2014	June 29, 2013	Percent Change
	(Dollar amounts in millions)
Research and development	$57.4	$53.8	7%	$166.1	$166.8	—%
% of total revenue	17%	17%		17%	18%
Research and development headcount at end of period	2,068	1,970	5%
Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Major research and development activities include developing new releases and updates of our software that enhance functionality and developing new products or features. Total compensation, benefit costs and travel expenses were higher by 7% ($3.1 million) and 1% ($1.3 million) in the third quarter and first nine months of 2014, respectively, compared to the third quarter and first nine months of 2013. Headcount in 2014 includes a higher mix of research and development headcount in lower cost geographic regions as compared to 2013. Additionally, research and development headcount at the end of the third quarter of 2014 included approximately 40 employees added from companies acquired since the third quarter of 2013. Total depreciation and telecommunication costs in the third quarter and first nine months of 2014 decreased by $0.5 million and $1.7 million, respectively, compared to the third quarter and first nine months of 2013.

General and Administrative	Three months ended			Nine months ended
	June 28, 2014	June 29, 2013	Percent Change	June 28, 2014	June 29, 2013	Percent Change
	(Dollar amounts in millions)
General and administrative	$33.8	$28.8	17%	$98.9	$98.0	1%
% of total revenue	10%	9%		10%	10%
General and administrative headcount at end of period	637	610	4%

Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources, legal and administrative functions, as well as acquisition-related charges, bad debt expense and outside professional services, including accounting and legal fees. The increase in overall general and administrative costs in the third quarter of 2014, compared to the third quarter of 2013, was due primarily to total compensation, benefit costs and travel costs which were 10% ($2.1 million) higher and acquisition-related costs, which were $0.4 million higher. The increase in overall general and administrative costs in the first nine months of 2014, compared to the first nine months of 2013, was due in part to total compensation, benefit costs and travel costs which were 4% ($2.7 million) higher, partially offset by acquisition-related costs, which were $0.6 million lower. Additionally, in the third quarter and first nine months of 2014, compared to the third quarter and first nine months of 2013 costs for outside professional services were higher by $2.1 million and $1.1 million, respectively. Cost increases in the first nine months of 2014 were partially offset by certain business taxes in a foreign jurisdiction which were lower by $1.2 million in the first nine months of 2014, compared to the first nine months of 2013.

Amortization of Acquired Intangible Assets	Three months ended			Nine months ended
	June 28, 2014	June 29, 2013	Percent Change	June 28, 2014	June 29, 2013	Percent Change
	(Dollar amounts in millions)
Amortization of acquired intangible assets	$8.0	$6.5	22%	$23.8	$19.8	20%
% of total revenue	2%	2%		2%	2%
Amortization of acquired intangible assets reflects the amortization of acquired non-product related intangible assets, primarily customer and trademark-related intangible assets, recorded in connection with completed acquisitions. The increase in amortization of acquired intangible assets in the third quarter and first nine months of 2014 includes our acquisition of ThingWorx in the second quarter of 2014 and our acquisitions of Enigma and NetIDEAS in the fourth quarter of 2013.

Restructuring Charges	Three months ended			Nine months ended
	June 28, 2014	June 29, 2013	Percent Change	June 28, 2014	June 29, 2013	Percent Change
	(Dollar amounts in millions)
Restructuring charges	$0.5	$3.1	(84)%	$1.6	$34.3	(95)%

In the first nine months of 2014, we recorded restructuring charges of $1.6 million, primarily associated with the completion of the restructuring actions initiated in the fourth quarter of 2013.
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
The 2013 restructuring actions resulted in quarterly cost savings of approximately $16 million (which is largely reflected in our results for the first nine months of 2014 and contemplated in our 2014 financial goals).
In the first nine months of 2014, we made cash payments related to restructuring charges of $19 million, compared to $31 million in the first nine months of 2013. At June 28, 2014, accrued expenses for unpaid restructuring charges totaled $2 million, which we expect to pay within the next twelve months.

Interest and Other Income (Expense), net	Three months ended		Nine months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in millions)
Interest income	$0.7	$0.7	$2.3	$2.2
Interest expense	(2.0)	(1.7)	(5.4)	(5.5)
Other income (expense), net	(1.0)	4.2	(3.6)	2.8
Total interest and other income (expense), net	$(2.3)	$3.2	$(6.7)	$(0.5)

Interest and other income (expense), net includes interest income, interest expense, costs of hedging contracts and certain realized and unrealized foreign currency transaction gains or losses. A large portion of our revenue and expenses is transacted in foreign currencies. To reduce our exposure to fluctuations in foreign exchange rates, we engage in hedging transactions involving the use of foreign currency forward contracts, primarily in the Euro and Canadian Dollar. The change in other income (expense), net in the third quarter and first nine months of 2014, compared to the prior year periods, was due primarily to a legal settlement gain of $5.1 million recorded in the third quarter of 2013 and foreign currency net losses which were $1.0 million higher in the first nine months of 2014.

Income Taxes	Three months ended		Nine months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(Dollar amounts in millions)
Pre-tax income	$52.1	$46.4	$153.7	$77.8
Tax provision (benefit)	14.1	11.9	32.3	(9.5)
Effective income tax rate	27%	26%	21%	(12)%

In the third quarter and first nine months of 2014, our effective tax rate was lower than the 35% statutory federal income tax rate due to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate and the reversal of a portion of our valuation allowance against net deferred tax assets described below.
In the first nine months of 2013, our effective tax rate was lower than the 35% statutory federal income tax rate due primarily to the reversal of a portion of our valuation allowance against net deferred tax assets described below. Our tax provision in the third quarter and tax benefit in the first nine months of 2013 did not include a tax benefit on our forecast 2013 U.S. loss as it was offset by a valuation allowance established in the fourth quarter of 2012 as described below.  A discrete benefit of $1.6 million was recorded in the third quarter of 2013 as a result of the conclusion of tax audits in several jurisdictions. In the first nine months of 2013, we recorded a $2.0 million tax benefit related to research and development (R&D) tax credits in the U.S triggered by a retroactive extension of the R&D credit and a $3.2 million tax benefit related to final resolution of a long standing tax litigation and completion of a tax audit.
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
In the fourth quarter of 2014, in conjunction with our acquisitions of Atego and Axeda (if completed), we expect to record a non-cash tax benefit due to the recording of deferred tax liabilities related to the tax effect of acquired intangible assets that are not deductible for income tax purposes and the resulting reduction in the U.S. and U.K. valuation allowance on net deferred tax assets.
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
The non-GAAP measures exclude fair value adjustments related to acquired deferred support revenue, stock-based compensation expense, amortization of acquired intangible assets expense, acquisition-related charges, restructuring charges, pension plan termination costs, identified discrete charges included in non-operating other income (expense), net and the related tax effects of the preceding items, and any other identified tax items. These items are normally included in the comparable measures calculated and presented in accordance with GAAP. Our management excludes these items when evaluating our ongoing performance and/or predicting our earnings trends, and therefore excludes them when presenting non-GAAP financial measures. Management uses, and investors should consider, non-GAAP measures in conjunction with our GAAP results.
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
Charges included in general and administrative expenses include acquisition-related charges and pension plan termination costs. Acquisition-related charges include direct costs of potential and completed acquisitions and expenses related to acquisition integration activities, including transaction fees, due diligence costs, severance and professional fees. In addition, subsequent adjustments to our initial estimated amount of contingent consideration associated with specific acquisitions are included within acquisition-related charges. These costs are not considered part of our normal operations as the occurrence and amount will vary depending on the timing and size of acquisitions. In the second quarter of 2014, we began the process of terminating a U.S. pension plan. Costs associated with the termination are not considered part of our ongoing operations.
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

	Three months ended		Nine months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in millions, except per share amounts)
GAAP revenue	$336.6	$315.0	$990.3	$948.7
Fair value of acquired deferred support revenue	—	0.5	—	2.7
Non-GAAP revenue	$336.6	$315.5	$990.3	$951.4

GAAP gross margin	$245.6	$223.8	$712.4	$667.2
Fair value of acquired deferred support revenue	—	0.5	—	2.7
Stock-based compensation	2.5	2.1	7.4	6.8
Amortization of acquired intangible assets included in cost of revenue	4.4	4.6	13.3	13.9
Non-GAAP gross margin	$252.5	$231.1	$733.1	$690.6

GAAP operating income	$54.4	$43.2	$160.5	$78.3
Fair value of acquired deferred support revenue	—	0.5	—	2.7
Stock-based compensation	12.5	11.2	37.9	34.9
Amortization of acquired intangible assets included in cost of revenue	4.4	4.6	13.3	13.9
Amortization of acquired intangible assets	8.0	6.5	23.8	19.8
Charges included in general and administrative expenses (1)	1.5	0.9	6.8	7.6
Restructuring charges	0.5	3.1	1.6	34.3
Non-GAAP operating income	$81.4	$70.1	$243.8	$191.6

GAAP net income	$38.0	$34.5	$121.4	$87.3
Fair value of acquired deferred support revenue	—	0.5	—	2.7
Stock-based compensation	12.5	11.2	37.9	34.9
Amortization of acquired intangible assets included in cost of revenue	4.4	4.6	13.3	13.9
Amortization of acquired intangible assets	8.0	6.5	23.8	19.8
Charges included in general and administrative expenses (1)	1.5	0.9	6.8	7.6
Restructuring charges	0.5	3.1	1.6	34.3
Non-operating one-time gain (2)	—	(5.1)	—	(5.1)
Income tax adjustments (3)	(1.3)	(2.3)	(23.1)	(47.8)
Non-GAAP net income	$63.7	$53.9	$181.7	$147.6
GAAP diluted earnings per share	$0.32	$0.29	$1.01	$0.72
Fair value of acquired deferred support revenue	—	—	—	0.02
Stock-based compensation	0.10	0.09	0.31	0.29
Amortization of acquired intangible assets	0.10	0.09	0.31	0.28
Charges included in general and administrative expenses (1)	0.01	0.01	0.06	0.06
Restructuring charges	—	0.03	0.01	0.28
Non-operating one-time gain (2)	—	(0.04)	—	(0.04)
Income tax adjustments (3)	(0.01)	(0.02)	(0.19)	(0.39)
Non-GAAP diluted earnings per share	$0.53	$0.45	$1.51	$1.22

Operating margin impact of non-GAAP adjustments:

	Three months ended		Nine months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
GAAP operating margin	16.2%	13.7%	16.2%	8.3%
Fair value of acquired deferred support revenue	—%	0.2%	—%	0.3%
Stock-based compensation	3.7%	3.5%	3.8%	3.7%
Amortization of acquired intangible assets	3.7%	3.5%	3.7%	3.5%
Charges included in general and administrative	0.5%	0.3%	0.7%	0.8%
Restructuring charges	0.2%	1.0%	0.2%	3.6%
Non-GAAP operating margin	24.2%	22.2%	24.6%	20.1%

(1)	Represents acquisition-related charges and costs related to terminating a U.S. pension plan of $0.2 million in the third quarter of 2014 and $0.1 million in the second quarter of 2014.

(2)	Other income (expense) net in the third quarter of 2013 included a legal settlement gain of $5.1 million which was excluded from non-GAAP income.

(3)
Income tax adjustments for the three and nine months ended June 28, 2014 and June 29, 2013 reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above, and also include any identified tax items. In the fourth quarter of 2012, a valuation allowance was established against our U.S. net deferred tax assets. As the U.S. is profitable on a non-GAAP basis, the 2014 and 2013 non-GAAP tax provision is being calculated assuming there is no U.S. valuation allowance. Additionally, the following identified tax items have been excluded from the non-GAAP tax results. The second quarter of 2014 includes a non-cash tax benefit of $8.9 million related to the release of a portion of the valuation allowance as a result of deferred tax liabilities established for the acquisition of ThingWorx. The second quarter of 2013 includes tax benefits of $3.2 million relating to final resolution of long-standing tax litigation and completion of an international jurisdiction tax audit. The first quarter of 2013 includes a non-cash tax benefit of $32.6 million related to the release of a portion of the valuation allowance as a result of deferred tax liabilities established for the acquisition of Servigistics.

Liquidity and Capital Resources

	June 28, 2014	June 29, 2013
	(in thousands)
Cash and cash equivalents	$304,173	$257,031
Amounts below are for the nine months ended:
Cash provided by operating activities	$253,387	$181,022
Cash used by investing activities	(128,240)	(239,945)
Cash used by financing activities	(63,532)	(168,178)

Cash and cash equivalents
We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. Cash and cash equivalents include highly liquid investments with original maturities of three months or less. At June 28, 2014, cash and cash equivalents totaled $304.2 million, up from $241.9 million at September 30, 2013, reflecting $253 million in operating cash flow, $57 million of net amounts borrowed under our credit facility ($110 million borrowed in the first quarter of 2014 for our acquisition of ThingWorx, net of amounts repaid in the second and third quarters of 2014), partially offset by $112 million used for our acquisition of ThingWorx and $100 million used to repurchase common shares outstanding.
Cash provided by operating activities
Cash provided by operating activities was $253.4 million in the first nine months of 2014, compared to $181.0 million in the first nine months of 2013. The increase is primarily due to improved profitability. Operating income for the first nine months of 2014 and 2013 was $160 million and $78 million, respectively. The first nine months of 2013 included restructuring charges of $34 million and restructuring payments of $31 million compared to the first nine months of 2014 which included restructuring charges of $2 million and restructuring payments of $19 million. Accounts receivable days sales outstanding was

62 days at the end of the third quarter of 2014 compared to 60 days as of September 30, 2013 and 58 days at the end of the third quarter of 2013.
We periodically provide financing with payment terms up to 24 months to credit-worthy customers for software purchases. As of June 28, 2014 and September 30, 2013 amounts due from customers for contracts with original payment terms greater than twelve months (financing receivables) totaled $61.3 million and $53.1 million, respectively, compared to $65.8 million at June 29, 2013.
Cash used by investing activities

	Nine months ended
	June 28, 2014	June 29, 2013
	(in thousands)
Cash used by investing activities included the following:
Acquisitions of businesses, net of cash acquired	$(111,519)	$(220,817)
Additions to property and equipment	(16,721)	(19,128)
	$(128,240)	$(239,945)

In the first nine months of 2014, we used cash of $111.5 million (net of cash acquired) to acquire ThingWorx, Inc. and in the first nine months of 2013, we used cash of $220.8 million (net of cash acquired) to acquire Servigistics, Inc as described in Note 6. Acquisitions in the Notes to Consolidated Financial Statements in this Form 10-Q. Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements.
Cash provided (used) by financing activities

	Nine months ended
	June 28, 2014	June 29, 2013
	(in thousands)
Cash provided (used) by financing activities included the following:
Net borrowings (repayments) under our credit facility	$56,875	$(101,875)
Repurchases of common stock	(99,915)	(54,912)
Payments of withholding taxes in connection with vesting of stock-based awards	(26,749)	(14,974)
Proceeds from issuance of common stock	801	3,412
Excess tax benefits from stock-based awards	9,576	171
Credit facility origination costs	(4,120)	—
	$(63,532)	$(168,178)

In the first quarter of 2014, we borrowed $110 million under our credit facility to finance the acquisition of ThingWorx, which closed early in the second quarter on December 30, 2013. We repaid $53 million of the amount outstanding under our credit facility in the second and third quarters of 2014. In the second quarter of 2014, we incurred costs of approximately $4 million in connection with entering into the new credit facility described below. Payments of withholding taxes in connection with vesting of stock-based awards were higher in the first nine months of 2014, compared to the first nine months of 2013, primarily because the market value of our stock (upon which the withholding taxes are based) at the time shares vested was higher.
Credit Facility
On January 30, 2014, we entered into a multi-currency credit facility with a syndicate of 13 banks for which JPMorgan Chase Bank, N.A. acts as Administrative Agent. Amounts outstanding under the prior facility were repaid with amounts borrowed under the new facility. As of June 28, 2014, the balance outstanding under the credit facility was $315.0 million, our leverage ratio was 0.93 to 1.00, our fixed charge coverage ratio was 22.05 to 1.00 and we were in compliance with all financial and operating covenants of the credit facility.
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
For a description of additional terms and conditions of the credit facility, including limitations on our ability to undertake certain actions, see Note 12. Debt in the Notes to Consolidated Financial Statements in this Form 10-Q. We expect to use the credit facility for general corporate purposes, including acquisitions of businesses and working capital requirements as well as repurchases of our common shares.
On August 4, 2014, we announced our intention to replace our existing credit facility with a new $1.5 billion credit facility in the fourth quarter of 2014 with a syndicate of existing and new banks. As we have only recently begun to explore this initiative, we cannot be sure if or when we will be able to enter into a new credit facility.
Also, as described below in Share Repurchases, on August 4, 2014 we announced that we intend to draw $125 million from our credit facility and to fund the accelerated share repurchase agreement.
Share Repurchases
Our Board of Directors has periodically authorized us to repurchase shares of our common stock. We were authorized to repurchase up to $100 million worth of shares with cash from operations in the period October 1, 2013 through September 30, 2014, which amount we fully repurchased in the first nine months of 2014 (a total of 2.8 million shares of our common stock). In the first nine months of 2013, we repurchased 2.3 million shares of our common stock at a cost of $54.9 million under our repurchase program. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued. On August 4, 2014, our Board of Directors authorized a share repurchase program for up to $600 million of our common stock through September 30, 2017.  We intend to use cash from operations and borrowings under our credit facility to make such repurchases. As part of the repurchase program, we intend to enter into a $125 million accelerated share repurchase agreement in the fourth quarter of fiscal 2014 (and to borrow $125 million under the credit facility for such accelerated share repurchase).
Future Expectations
We believe that existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements through at least the next twelve months and to meet our known long-term capital requirements. We expect to borrow approximately $300 million under our credit facility in the fourth quarter of fiscal 2014 to complete the acquisition of Axeda for approximately $170 million, which we expect to close in the quarter, and to enter into the intended $125 million accelerated share repurchase agreement.
Further, we evaluate possible strategic transactions on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible strategic transactions. Our expected uses of cash could change, our cash position could be reduced and we may incur additional debt obligations to the extent we complete additional acquisitions.
As described in Note 14. Pension Plans in the Notes to Consolidated Financial Statements in this Form 10-Q, we have begun the process of terminating our U.S. pension plan. In April 2014, we contributed $7.5 million to the plan and we expect to contribute an additional $22 million to the plan over the next 12 to 24 months to complete the termination.
At June 28, 2014, we had cash and cash equivalents of $33.4 million in the United States, $141.8 million in Europe, $84.4 million in the Pacific Rim (including India), $16.4 million in Japan and $28.1 million in other non-U.S. countries. As of June 28, 2014, we had an outstanding intercompany loan receivable of $44.6 million, primarily resulting from our business reorganizations described in Note G Income Taxes in the Notes to Consolidated Financial Statements of our 2013 Annual Report on Form 10-K, owed to the U.S. from our top tier foreign subsidiary. This amount can be repaid with cash generated by our foreign subsidiaries and repatriated to the U.S. without future tax cost.

Critical Accounting Policies and Estimates
The financial information included in Item 1 reflects no material changes in our critical accounting policies and estimates as set forth under the heading Critical Accounting Policies and Estimates in Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2013 Annual Report on Form 10-K. We did not make any changes to these policies or to these estimates during the quarter ended June 28, 2014.
We completed our annual goodwill impairment review as of June 28, 2014 based on a valuation of our reporting units and concluded that no impairment charge was required as of that date. To conduct these tests of goodwill, we compared the fair value of each reporting unit to its carrying value. We estimate the fair value of our reporting units using discounted cash flow valuation models. Those models require estimates of future revenues, profits, capital expenditures, working capital, terminal values based on revenue multiples, and discount rates for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. The estimated fair value of each reporting unit was more than double its carrying value as of June 28, 2014.

Recent Accounting Pronouncements
In accordance with recently issued accounting pronouncements, we will be required to comply with certain changes in accounting rules and regulations.
Revenue Recognition
In May 2014, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.
Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists
In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 generally requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, shall be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. ASU 2013-11 is effective for us in our first quarter of fiscal 2015. We are currently evaluating the impact of our pending adoption of ASU 2013-11 on our consolidated financial statements.

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
We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 28, 2014.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 28, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below shows the shares of our common stock we repurchased in the third quarter of 2014.
ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 30 - April 26, 2014	—	$—	—	$60,035,485	(2)
April 27 - May, 24 2014	499,253	$35.31	499,253	$42,408,030	(2)
May 25 - June 28, 2014	1,146,857	$36.90	1,146,857	$84,885	(2)
Total	1,646,110	$36.42	1,646,110	$84,885	(2)(3)

(1) Periods are our fiscal months within the fiscal quarter.
(2) In September 2013, our Board authorized us to repurchase up to $100 million worth of our shares in the period October 1, 2013 through September 30, 2014, which repurchase program we announced on November 6, 2013.
(3) On August 4, 2014, we announced a share repurchase program for up to $600 million of our common stock through September 30, 2017.

ITEM 6.EXHIBITS

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

3.2
By-Laws, as amended and restated, of PTC Inc. (filed as Exhibit 3.2 to our Quarterly Report in Form 10-Q for the fiscal quarter ended March 29, 2014 (File No. 0-18059) and incorporated herein by reference).

10.1*
Executive Agreement dated April 16, 2014 by and between PTC Inc. and Matthew Cohen, Executive Vice President, Global Services (filed as Exhibit 10.1 to our Quarterly Report in Form 10-Q for the fiscal quarter ended March 29, 2014 (File No. 0-18059) and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32**	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

101
The following materials from PTC Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 28, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 28, 2014 and September 30, 2013; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended June 28, 2014 and June 29, 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended June 28, 2014 and June 29, 2013; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended June 28, 2014 and June 29, 2013; and (v) Notes to Condensed Consolidated Financial Statements.

_________________

*	Indicates a management contract with an executive officer.

**	Indicates that the exhibit is being furnished, not filed, with this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PTC Inc.

By:	/s/ JEFFREY GLIDDEN
Jeffrey Glidden Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 5, 2014