Form 10-K
period 2014-09-30
PTC INC.
filed 2014-11-26
CIK 857005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: September 30, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES  ☐    NO  ☑
The aggregate market value of our voting stock held by non-affiliates was approximately $4,086,107,841 on March 29, 2014 based on the last reported sale price of our common stock on the Nasdaq Global Select Market on March 28, 2014. There were 118,617,712 shares of our common stock outstanding on that day and 115,995,195 shares of our common stock outstanding on November 24, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement in connection with the 2015 Annual Meeting of Stockholders (2015 Proxy Statement) are incorporated by reference into Part III.

PTC Inc.
ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR 2014

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
PTC Inc. develops and delivers technology solutions, comprised of software and services, that transform the way our customers create, operate and service their products for a smart, connected world. Our solutions help our customers in discrete manufacturing organizations optimize the activities within individual business functions, including engineering, software development, supply chain management, manufacturing and service, and coordinate these processes across the enterprise to enable product and service advantage.
Our solutions and software products address the challenges our customers face in the following areas:
Computer-Aided Design (CAD)
Effective and collaborative product design across the globe.
Product Lifecycle Management (PLM)
Efficient and consistent management of product development from concept to retirement across functional processes and distributed teams.
Application Lifecycle Management (ALM)
Management of global software development from concept to delivery.
Service Lifecycle Management (SLM)
Planning and delivery of service, and analysis of product intelligence at the point of service.
Internet of Things (IoT)
Enabling connectivity and development of software applications for smart, connected products.
2014 Business Developments
Acquisitions
Consistent with our vision to help our customers create, operate and service smart, connected products, in 2014 we acquired ThingWorx, Inc. and Axeda Corporation. ThingWorx is a small but highly-innovative creator of an award-winning platform to build and run applications designed to leverage the Internet of Things. Axeda is a developer of solutions to securely connect machines and sensors to the cloud. ThingWorx and Axeda are complementary solutions that expand our SLM and IoT portfolios. We are excited about the opportunities that may be created as our customers and others develop smart, connected products and otherwise seek to leverage the Internet of Things and we are making significant investments through acquistions and otherwise in this area to pursue these opportunities.
Additionally, in 2014, we acquired Atego Group Limited. Atego developed a Model-Based Systems Engineering (MBSE) solution for safety-critical applications and product line engineering. This technology drives process standardization, allowing distributed teams to collaboratively develop and manage models of complex systems and enhances our ALM and PLM solutions.
Expanded Share Repurchase Authorization and Expanded Credit Facility
Consistent with our intent to increase stockholder value, in August 2014 we announced a capital allocation strategy that over time is expected to return approximately 40% of free cash flow to shareholders while still enabling us to invest in organic and new growth opportunities.  As part of this strategy, our Board of Directors authorized us to repurchase up to $600 million of our common stock through September 30, 2017. Under this authorization, we borrowed $125 million under our credit facility to repurchase shares of our common stock in the fourth quarter of 2014 under an accelerated share repurchase (ASR) agreement.
Additionally, in September 2014, we entered into a new $1.5 billion credit facility with a syndicate of existing and additional lenders consisting of a $500 million term loan and a $1 billion revolving loan facility. The new facility, which replaced our previous $1 billion credit facility, matures on September 15, 2019.
Our Markets
The markets we serve present different growth opportunities for us. We see the biggest opportunity for market growth in our SLM and IoT solutions, followed by Extended PLM, which includes PLM and ALM solutions. CAD, which is more highly penetrated, likely presents a lower market growth opportunity over time.
Our Principal Products and Services
We generate revenue through the sale of software licenses, support (which includes technical support and software updates when and if available), and services (which include consulting and implementation, training and cloud services). We report revenue by line of business (license, service and support), by geographic region, and by product (CAD, Extended PLM and SLM & IoT).
CAD
Our CAD products enable users to create conceptual and detailed designs, analyze designs, perform engineering calculations and leverage the information created downsteam utilizing 2D, 3D, parametric and direct modeling. Our principal CAD products are described below.
PTC Creo® is an interoperable suite of product design software that provides a scalable set of packages for design engineers that are optimized to meet a variety of specialized needs. PTC Creo provides capabilities for design flexibility, advanced assembly design, piping and cabling design, advanced surfacing, comprehensive virtual prototyping and other essential design functions.
PTC Mathcad® is industry-leading software for solving, analyzing and sharing vital engineering calculations. PTC Mathcad combines the ease and familiarity of an engineering notebook with the powerful features of a dedicated engineering calculations application.
Extended PLM
Extended PLM includes our PLM and ALM products.
PLM: Our PLM products address common challenges that companies, particularly manufacturing companies, face over the life of the product, from concept to retirement. These software products help customers manage product configuration information through each stage of the product lifecycle, and communicate and collaborate across the entire enterprise including product development, manufacturing and the supply chain, including sourcing and procurement.
Our principal PLM products are described below.
PTC Windchill® is a production-proven suite of PLM software that offers complete lifecycle intelligence - from design to service. PTC Windchill offers a single repository for all product information. As such, there is a “single source of truth” for all product-related content such as CAD models, documents, technical illustrations, embedded software, calculations and requirement specifications for all phases of the product lifecycle to help companies streamline enterprise-wide communication and make informed decisions.
Additionally, our PTC Windchill product family includes supply chain management (SCM) solutions that allow manufacturers, distributors and retailers to collaborate across product development, and the supply chain, including sourcing and procurement, to identify an optimal set of parts, materials and suppliers. This functionality provides automated cost modeling and visibility into supply chain risk information to balance cost and quality, and to ensure that products meet compliance requirements and performance targets.
PTC Creo® View™ enables enterprise-wide visualization, verification, annotation and automated comparison of a wide variety of product development data formats, including CAD (2D and 3D), ECAD, and documents. PTC Creo View provides access to designs and related data without requiring the original authoring tool.
ALM: Our ALM products are designed for discrete manufacturers where coordination and collaboration between software and hardware teams is critical to understand product release readiness, support variant complexity, automate development processes, ensure complete lifecycle traceability and manage change. Our ALM products enable companies to accelerate innovation of software intensive products.
Our principal ALM product suite is PTC Integrity™ which includes solutions recently added with our acquisition of the Atego business.
PTC Integrity enables users to manage system models, software configurations, test plans and defects. With PTC Integrity, engineering teams can improve productivity and quality, streamline compliance, and gain complete product visibility, ultimately driving more innovative products into the market.
Our Model-Based Systems Engineering (MBSE) solution connects requirements engineering, architecture modeling, physical product definition, and system verification functions. Our solution allows multi-functional teams to work in concert while modeling the interdependencies of mechanical, electrical, and software engineering components. In doing so, it drives efficiencies and process standardization, allowing distributed teams to collaboratively build digital models of complex systems, while managing system variability and enabling reuse.
SLM & IoT
Our SLM and IoT products help manufacturers and their service providers to improve service efficiency and quality, enable connectivity, and optimize data intelligence. These include capabilities to support product service and maintenance requirements, service information delivery, service parts planning and optimization, service knowledge management, field service ticketing and scheduling, warranty and contract management, and service analytics. Additionally, with our recent acquisitions of ThingWorx and Axeda, we have expanded our solutions to enable connectivity and the development of applications to gather and analyze product data, which in turn helps our customers design, operate and service smart, connected products.
Our principal SLM & IoT products are described below.
PTC Axeda® which includes the recently acquired Axeda Remote Service Management suite of applications and our core SLM products (primarily PTC Servigistics® and PTC Arbortext®) which are being re-branded under the Axeda name. Our comprehensive software suite integrates service planning, delivery and analysis to optimize service outcomes and enable a systematic approach to service lifecycle management, providing a single view of service throughout the service network for continuous product and service improvement to ensure customer satisfaction.
Our software suite includes tools for manufacturers to create, illustrate, manage and publish technical and service parts information to improve the operation, maintenance, service and upgrade of equipment throughout its lifecycle.  These products are available in stand-alone configurations as well as integrated with PTC Windchill Service Information Manager and PTC Creo Illustrate to deliver dynamic, product-centric service and parts information.
The PTC Axeda Remote Service Management suite of applications enables customers to remotely monitor, manage, service, and control wired and wireless connected products and assets. These applications reduce service costs and field service visits, improve product uptime and enable new managed service offerings and service sales growth.
ThingWorx® is an IoT platform designed to build and run IoT applications, and enable customers to transform their products and services, innovate, and unlock new business models. ThingWorx reduces the time, cost, and risk required to connect, manage, and develop innovative applications for smart, connected products such as predictive maintenance, system monitoring, and usage-based product design requirements. Our ThingWorx solutions include tools recently added through our acquisition of Axeda, including cloud-based tools that allow customers to easily and securely connect products and devices to the cloud, and intelligently process, transform, organize and store product and sensor data.
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
PTC Global Services
We offer consulting, implementation and training services through our Global Services Organization, with over 1,400 professionals worldwide, as well as through third-party resellers and other strategic partners. Our services create value by helping customers improve product development performance through technology enabled process improvement and multiple deployment paths.

We also offer cloud services, whereby our customers receive secure hosting and 24/7 application management.
Geographic and Segment Information
We have two reportable segments: Software Products, which includes license and related support revenue for all our products except computer-based training products, and Services, which includes consulting, implementation, training, cloud services and license and support revenue for computer-based training products. Financial information about our segments and international and domestic operations may be found in Note N Segment Information of “Notes to Consolidated Financial Statements” in this Annual Report which information is incorporated herein by reference.
Research and Development
We invest heavily in research and development to improve the quality and expand the functionality of our products. Approximately one third of our employees are dedicated to research and development initiatives, conducted primarily in the United States, India and Israel.
Our research and development expenses were $226.5 million in 2014, $221.9 million in 2013 and $215.0 million in 2012. Additional information about our research and development expenditures may be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Costs and Expenses-Research and Development.”
Sales and Marketing
We derive most of our revenue from products and services sold directly by our sales force to end-user customers. Approximately 20% to 25% of our products and services are sold through third-party resellers and other strategic partners. Our sales force focuses on large accounts, while our reseller channel provides a cost-effective means of covering the small- and medium-size business market. Our strategic services partners provide service offerings to help customers implement our product offerings. We have a separate sales force for SLM & IoT solutions.
Competition
We compete with technology providers who target discrete manufacturers in the following markets: product lifecycle management (PLM), application lifecycle management (ALM), CAD (computer aided design, manufacturing and engineering) service lifecycle management (SLM) and the Internet of Things (IoT). We compete with a number of companies that offer solutions that address one or more specific functional areas covered by our solutions, including Dassault Systèmes SA and Siemens AG for traditional CAD solutions, PLM solutions, manufacturing planning solutions and visualization and digital mock-up solutions; Oracle Corporation and SAP AG for PLM solutions and SLM solutions; and IBM Corporation and Hewlett Packard for ALM solutions. We believe our products are more specifically targeted toward the business process challenges of manufacturing companies and offer broader and deeper functionality for those processes than ERP-based solutions. We also compete in the CAD market with design products such as Autodesk, Inc.'s Inventor, Siemens AG's Solid Edge and Dassault Systemes SA's SolidWorks for sales to smaller manufacturing customers.
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
Backlog
We generally ship our products within 30 days after receipt of a customer order. A high percentage of our license revenue historically has been generated in the third month of each fiscal quarter, and this revenue tends to be concentrated in the latter part of that month. Accordingly, orders may exist at the end of a quarter that have not been shipped and not been recognized as revenue. We do not believe that our backlog at any particular point in time is material or indicative of future sales levels.

Employees
As of September 30, 2014, we had 6,444 employees, including 2,156 in product development; 2,109 in customer support, training and consulting; 1,481 in sales and marketing; and 698 in general and administration and product distribution. Of these employees, 2,411 were located in the United States and 4,033 were located outside the United States.
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
The following are important factors we have identified that could affect our future results. You should consider them carefully when evaluating your investment in our shares or any forward-looking statements made by us, including those contained in this Annual Report, because these factors could cause actual results to differ materially from historical results or the performance projected in forward-looking statements. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.
I. Operational Considerations
Our operating results fluctuate from quarter to quarter making future operating results difficult to predict; failure to meet market expectations could cause our stock price to decline.
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

Moreover, we recently began offering customers the option of purchasing software licenses as a subscription.  Under the subscription model, significantly less license revenue is likely to be recognized at the time of sale than if the license had been purchased under our historical perpetual model.  In developing our earnings guidance and targets, we have modeled a certain level of subscription license purchases, however, if a greater percentage of our customers elect to purchase licenses as subscriptions than we have assumed, it will have an adverse impact on revenue, operating margin, cash flow and EPS growth relative to our earnings guidance and targets.
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
We are projecting revenue growth and operating margin improvements in our long range plan through 2018. Our revenue projections include our expectations regarding revenue growth from sales of our CAD, Extended PLM (EPLM), SLM and IoT products and acquired products.  We see the strongest growth potential in the IoT and SLM markets, with more modest growth expectations for CAD (which comprised 43% of our revenue in 2014 and the market for which is mature) and EPLM. We believe we can grow at or modestly faster than the markets in which we participate based on our technology leadership position in these markets. We may not achieve planned revenue growth if the markets we serve do not grow at expected rates, if we are not able to deliver solutions desired by customers and potential customers, and/or if acquired businesses do not generate the revenue growth that we expect.
We are projecting operating margin improvements predicated on operating leverage as revenue increases, improved operating efficiencies, particularly within our sales organization and service margin improvements. Services margins are significantly lower than license and support margins. Future projected improvements in our operating margin as a percent of revenue are based in part on our ability to improve services margins by reducing the amount of direct services that we perform through expansion of our service partner program, and improving the profitability of services that we perform. If our services revenue increases as a percentage of total revenue and/or if we are unable to improve our services margins, our overall operating margin may not increase to the levels we expect or may decrease. Additionally, if we do not achieve lower sales and marketing expenses as a percentage of revenue through productivity initiatives, we may not achieve our operating margin targets. If operating margins do not improve, our earnings could be adversely affected and our stock price could decline.
Global economic weakness may adversely affect our business.

The economies of markets outside the U.S. in which we operate, particularly Europe, Japan and China, are projected to grow at slower rates than the U.S., if at all. Because approximately 60% of our revenue comes from outside the U.S., weak conditions in those markets could adversely affect our business as customers in those markets may reduce or defer purchases of our products and services. If the conditions in those markets do not improve or if they, or the U.S. economy, deteriorates, our business could be further adversely affected.

We depend on sales within the discrete manufacturing sector and our business could be adversely affected if manufacturing activity does not grow or if it contracts.

A large amount of our revenue is related to sales to customers in the discrete manufacturing sector. If this economic sector does not grow, or if it contracts, our customers in this sector may reduce or defer purchases of our products and services, which could adversely affect our business. We expect that the manufacturing sector will be weak in Europe and China in 2015, which could reduce our sales in these areas in 2015 and adversely impact our operating results for 2015.
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

The market for product development solutions and IoT solutions is rapidly changing and very competitive and there has been a trend in industry consolidation among technology companies. This competition could result in price reductions for our products and services, reduced margins, loss of customers and loss of market share. Our primary competition comes from:

•	larger companies that offer competitive solutions;

•
larger, more well-known enterprise software providers who have extended, or may seek to extend, the functionality of their products to encompass PLM or who may develop and/or purchase PLM technology; and

•	other vendors of various competitive point solutions.
A breach of security in our products or computer systems could compromise the integrity of our products, harm our reputation, create additional liability and adversely impact our financial results.
We have implemented and continue to implement measures intended to maintain the security and integrity of our products, source code and computer systems. The potential consequences of a security breach or system disruption (particularly through cyber-attack or cyber-intrusion, including by computer hackers, foreign governments and cyber terrorists) have increased in scope as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. A significant breach of the security and/or integrity of our products or systems could prevent our products from functioning properly or could enable access to sensitive, proprietary or confidential information, including that of our customers, without authorization. This could require us to incur significant costs of remediation, harm our reputation, cause customers to stop buying our products, and cause us to face lawsuits and potential liability, which could have a material adverse effect on our financial condition and results of operations.
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
We have acquired, and intend to continue to acquire, new businesses and technologies. If we fail to successfully integrate and manage the businesses and technologies we acquire, or if an acquisition does not further our business strategy as we expect, our operating results may be adversely affected.
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
We sell and deliver software and services, and maintain support operations, in a large number of countries whose laws and practices differ from one another. The Americas accounted for 41%, Europe for 39% and Asia-Pacific for 20% of our revenue in 2014. Managing these geographically dispersed operations requires significant attention and resources to ensure compliance with laws. Accordingly, while we strive to maintain a comprehensive compliance program, we cannot guarantee that an employee, agent or business partner will not act in violation of our policies or U.S. or other applicable laws. Such violations can lead to civil and/or criminal prosecutions, substantial fines and the revocation of our rights to continue certain operations and also cause business and reputation loss. For example, as discussed in Risk Factors II. Other Considerations, we are currently cooperating to provide information to the SEC and Department of Justice in connection with an investigation concerning certain payments and expenses by certain business partners and employees in China that raise questions of compliance with laws, including the U.S. Foreign Corrupt Practices Act, and/or compliance with our business policies.
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
The software industry is characterized by frequent litigation regarding copyright, patent and other intellectual property rights. If a lawsuit of this type is filed, it could result in significant expense to us and divert the efforts of our technical and management personnel. We cannot be sure that we would prevail against any such asserted claims. If we did not prevail, we could be prevented from using the claimed intellectual property or be required to enter into royalty or licensing agreements, which might not be available on terms acceptable to us. In addition to possible claims with respect to our proprietary products, some of our products contain technology developed by and licensed from third parties and we may likewise be susceptible to infringement claims with respect to these third-party technologies.
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
We have significant operations outside the United States. As of September 30, 2014, approximately 75% of our cash and cash equivalents balance was held by subsidiaries outside the United States, with the remainder of the balance held by the U.S. parent or its subsidiaries in the United States. We believe that the combination of our existing United States cash and cash equivalents, future United States operating cash flows and cash available under our credit facility, are sufficient to meet our ongoing United States operating expenses and debt repayment obligations. However, if these sources of cash are insufficient to meet our future financial obligations in the United States, we will be required to seek other available funding sources or means to repatriate cash to the United States, which could negatively impact our results of operations, financial position and the market price of our common stock.
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
We have been cooperating to provide information to the U.S. Securities and Exchange Commission and the Department of Justice concerning payments and expenses by certain of our business partners in China and/or by employees of our Chinese subsidiary that raise questions concerning compliance with laws, including the U.S. Foreign Corrupt Practices Act. Our internal review is ongoing and we continue to respond to requests for information from these agencies, including a subpoena issued to the company by the SEC. We cannot predict when or how this matter may be resolved. Resolution of this matter could include fines and penalties; however we are unable to estimate an amount that could be associated with any resolution and, accordingly, we have not recorded a liability for this matter. If resolution of this matter includes substantial fines or penalties, this could materially impact our results for the period in which the associated liability is recorded or such amounts are paid. Further, any settlement or other resolution of this matter could have collateral effects on our business in China, the United States and elsewhere.

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
Our credit facility, which consists of a $500 million term loan and a $1 billion revolving loan (and may be increased by an additional $250 million (in the form of revolving loans or term loans, or a combination thereof) if the existing or additional lenders are willing to make such increased commitments) matures on September 15, 2019, at which time any amounts outstanding will be due and payable in full. As of September 30, 2014, we had $612 million outstanding under the credit facility. We may wish to borrow additional amounts under the facility in the future to support our operations, including for strategic acquisitions and share repurchases.
We are required to comply with specified financial and operating covenants and to make scheduled repayments of our term loan, which limit our ability to operate our business as we otherwise might operate it. Our failure to comply with any of these covenants or to meet any payment obligations under the facility could result in an event of default which, if not cured or waived, would result in any amounts outstanding, including any accrued interest and unpaid fees, becoming immediately due and payable. We might not have sufficient working capital or liquidity to satisfy any repayment obligations in the event of an acceleration of those obligations. In addition, if we are not in compliance with the financial and operating covenants at the time we wish to borrow funds, we will be unable to borrow funds. At September 30, 2014, we had $408 million available to borrow under the revolving loan portion of our credit facility, the availability of which is limited based on financial covenants in the facility.
We may be unable to meet our goal of returning 40% of free cash flow to shareholders through share repurchases, which could decrease your expected return on investment in PTC stock.
In August 2014, we announced a new capital allocation strategy, a component of which is a long-term goal of returning approximately 40% of free cash flow (cash flow from operations less capital expenditures) to shareholders through share repurchases. Meeting this goal requires PTC to generate consistent free cash flow in the years ahead in an amount sufficient to enable us to continue investing in organic and inorganic growth as well as to return a significant portion of the cash generated to stockholders. We may not meet this goal if we do not generate the free cash flow we expect or if we use our available cash to satisfy other priorities. In addition, our cash flow fluctuates over the course of the year and over multiple years, so, although our goal is to return 40% of free cash flow to shareholders, that is an average over a longer term and the number of shares repurchased and amount of free cash flow returned in any given period will vary and may be more or less than 40% in any such period. Finally, the number of shares repurchased for a given amount of cash will vary based on PTC’s stock price, so the number of shares repurchased will not be a consistent or predictable number or percentage of outstanding stock.
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

We currently lease 117 offices used in operations in the United States and internationally, predominately as sales and/or support offices and for research and development work. Of our total of approximately 1,422,000 square feet of leased facilities used in operations, approximately 609,000 square feet are located in the U.S., including 321,000 square feet at our headquarters facility located in Needham, Massachusetts, and approximately 220,000 square feet are located in India, where a significant amount of our research and development is conducted. We believe that our facilities are adequate for our present and foreseeable needs.

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

Information with respect to the market for our common stock is located in Selected Consolidated Financial Data beginning on page F-38 of this Form 10-K and is incorporated herein by reference.
On September 30, 2014, the close of our fiscal year, our common stock was held by 1,404 shareholders of record. As of November 24, 2014, our common stock was held by 1,392 shareholders of record.
We do not pay cash dividends on our common stock and we retain earnings for use in our business or to repurchase our shares. Although we review our dividend policy periodically, our review may not cause us to pay any dividends in the future. Further, our credit facility requires us to maintain specified leverage and fixed-charge ratios that limit the amount of dividends that we could pay.
The table below shows the shares of our common stock we repurchased in the fourth quarter of 2014.
ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
June 29 - July 26, 2014	—	—	—	$84,885	(2)
July 27 - August 23, 2014	2,300,210	$38.04	2,300,210	$475,000,000	(2)(3)
August 24 - September 30, 2014	—	—	—	$475,000,000	(2)
Total	2,300,210	$38.04	2,300,210	$475,000,000	(2)

(1) Periods are our fiscal months within the fiscal quarter.
(2) In September 2013, our Board authorized us to repurchase up to $100 million worth of our shares in the period October 1, 2013 through September 30, 2014, which repurchase program we announced on November 6, 2013. In August 2014, our Board authorized us to repurchase up to $600 million worth of our shares in the period August 4, 2014 through September 30, 2017, which repurchase program we announced on August 4, 2014.

(3)
In August 2014, we made a payment of $125 million to repurchase shares pursuant to an accelerated share repurchase agreement (“ASR”) with a major financial institution (“ Bank”) of which 2,300,210 shares were repurchased in August at the market price of $38.04 per share, totaling $87.5 million. The remaining $37.5 million represents the amount held back by the Bank pending final settlement of the ASR. Upon settlement of the ASR, the total shares repurchased by us will equal up to $125 million divided by a share price equal to the average daily volume weighted-average price of our common stock during the term of the ASR program less a fixed per share discount. Final settlement of the ASR will occur no later than February 17, 2015 at the Bank’s discretion.
See Note J Stockholders’ Equity of "Notes to Consolidated Financial Statements" included in this Annual Report.

ITEM 6.	Selected Financial Data
Our five-year summary of selected financial data and quarterly financial data for the past two years is located on page F-38 of this Form 10-K and incorporated herein by reference.

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
Executive Overview
In 2014 we made significant investments in the Internet of Things (IoT) space with our acquisitions of ThingWorx and Axeda, which we believe has established us as a leader in the fast-growing market for smart, connected products. Our IoT solutions, combined with strong product offerings in our core CAD, PLM, ALM, and SLM markets, positions us to deliver new customer opportunities and accelerate growth in 2015 and beyond. From a financial perspective, in 2014 we achieved 5% revenue growth and 13% earnings per share (EPS) growth (20% non-GAAP EPS growth) and we continued to deliver on our margin expansion strategy. We achieved operating margins of 14.5% (25% on a non-GAAP basis) compared to 10% in 2013 (22% on a non-GAAP basis). The improvement in operating margin reflects continued vigilance on cost controls and cost savings from restructuring actions, increased sales productivity, improvements in services gross margins, and lower restructuring charges. These favorable effects on operating margin were partially offset by incremental costs from acquired businesses, investments we are making in our IoT business, and annual merit salary increases for employees.
We delivered GAAP EPS of $1.34 for 2014, up from $1.19 for 2013, and non-GAAP EPS of $2.17, up from $1.81 in 2013. Our GAAP results reflect tax benefits of $18 million in 2014 and $37 million in 2013 related to the reversal of a portion of the valuation allowance on net deferred tax assets in the U.S. and a foreign jurisdiction as a result of accounting for acquisitions, and an $8 million tax benefit in 2013 associated with accounting for our U.S. pension plan. Non-GAAP measures are reconciled to GAAP results under Results of Operations - Non-GAAP Measures below.
For 2014, total revenue was up 5% year over year. On an organic basis, excluding revenue of $23 million from businesses acquired in 2014 and the fourth quarter of 2013, total revenue was up 3% year over year.  Total license revenue for 2014 was $370 million, an increase of 7% year over year.  On an organic basis (excluding license revenue of $8 million from acquired businesses), total license revenue was up 5% year over year.  Our revenue in 2014 was adversely impacted by volatility in the global manufacturing industry. From a geographic perspective, organic license revenue in the Americas and Europe in 2014 was strong, with double digit growth over 2013 in Europe, following declines in both regions from 2012 to 2013. We saw declines in Japan license revenue in 2014, following double digit growth in 2013, due in part to unfavorable movements in the Yen and higher large deals in Japan in 2013. We saw double digit year-over-year declines in license revenue in the Pacific Rim following modest growth in 2013. We believe results in the Pacific Rim, including China, were impacted by adverse macroeconomic conditions in that region. Our service revenue in 2014 was flat year over year, down 3% on an organic basis, which is in part due to expansion of our service partner program, under which certain service opportunities are referred to partners.  Our support revenue in 2014 was up 6% year over year, up 5% on an organic basis.
We generated $305 million of cash from operations in 2014, up 36% from $225 million in 2013, and we borrowed $354 million under our credit facility to fund acquisitions and stock repurchases. We used $324 million of cash to acquire ThingWorx, Atego and Axeda and $225 million to repurchase stock. At September 30, 2014, the balance outstanding under our credit facility was $612 million and we had $408 million available to borrow under the revolving loan portion of our credit facility, the availability of which is limited based on financial covenants in the facility. We ended 2014 with $294 million of cash, up from $242 million at the end 2013.
Acquisitions

As discussed above, we acquired ThingWorx, Inc. in the second quarter of 2014 for approximately $112 million and Axeda Corporation in the fourth quarter of 2014 for approximately $166 million. ThingWorx is a small but highly-innovative creator of an award-winning platform to build and run applications designed to leverage the IoT. Axeda is a developer of solutions to securely connect machines and sensors to the cloud. Axeda had historical annualized revenue of approximately $25 million.
As part of our strategy to supplement and expand our other businesses, we also acquired Atego Group Limited, a European-based developer of model-based systems and software engineering applications for approximately $46 million in cash on June 30, 2014. Atego enhances our portfolio of ALM and PLM solutions and strengthens our commitment to supporting our customers' systems engineering initiatives. Atego had historical annualized revenue of approximately $20 million. In the aggregate, these 2014 acquisitions contributed $10 million to our 2014 revenue.
Expanded Share Repurchase Authorization and Expanded Credit Facility

On August 4, 2014, we announced a capital allocation strategy that over time is expected to return approximately 40% of free cash flow to shareholders while still enabling us to invest in organic and new growth opportunities.  As part of this strategy, our Board of Directors has authorized us to repurchase up to $600 million of our common shares through September 30, 2017. Under this authorization, we borrowed $125 million under our credit facility to repurchase shares of our common stock in the fourth quarter of fiscal 2014 under an accelerated share repurchase (ASR) agreement.
Additionally, in the fourth quarter of 2014, we entered into a new $1.5 billion credit facility with a syndicate of existing and new banks consisting of a $500 million term loan and a $1 billion revolving loan facility. The new facility, which replaced our previous $1.0 billion credit facility, matures on September 15, 2019.
Restructuring of Our Workforce
In the fourth quarter of 2014, in support of integrating businesses acquired in the past year and the continued evolution of our business model, we committed to a plan to restructure our workforce and recorded a restructuring charge of $27 million attributable to termination benefits associated with 283 employees which will primarily be paid in fiscal 2015. We expect that the annualized cost savings of the restructuring actions will be approximately $30 million, which effect is contemplated in our financial targets for fiscal 2015.
Future Expectations, Strategies and Risks
The slowdown in the global manufacturing industry, uncertainty about the economic environment and volatility in foreign currency exchange rates are headwinds for revenue growth in fiscal 2015. While we saw indications of improvements in global manufacturing economic conditions in 2014, recent economic indicators raise renewed concerns about the economic climate, particularly in Europe, China and Japan. Because of this level of uncertainty, and current unfavorable Euro and Yen to U.S. Dollar exchange rates relative to 2014, we expect only modest revenue growth in 2015. We expect an increase in non-GAAP operating margin to 26% through a combination of: (1) increasing our non-GAAP professional services gross margin toward our longer-term goal of 20% by 2018; (2) further expanding our professional services partner ecosystem to reduce professional services revenue as a percentage of total revenue; (3) enhancing sales force productivity and efficiency; (4) implementing solutions that require shorter sales cycles and less professional services; (5) continued vigilance on cost control; and (6) driving revenue growth across our existing markets while capitalizing on new opportunities, such as the trend toward smart, connected products and the Internet of Things.
For 2015, we expect year-over-year revenue to grow 0% to 2%. This revenue goal includes perpetual license & subscription solutions revenue growth of 4% to 10%, support revenue growth of approximately 1%, and a decline in professional services revenue of approximately 6%. Our 2015 earnings goals are to achieve non-GAAP operating margin expansion of 100 basis points, from 25% in 2014 to 26% in 2015 (expansion of GAAP operating margins from approximately 14% in 2014 to 16% in 2015) and non-GAAP earnings per share of $2.33 to $2.40 (GAAP earnings per share of $1.33 to $1.40). If economic conditions do not improve or deteriorate further, or if foreign currency exchange rates relative to the U.S. Dollar differ significantly from our current assumed rates, our results could differ materially from our targets. Our targets assume rates of $1.25 USD to one Euro and 115 Yen to one USD.
Our 2015 targets exclude settlement losses related to the termination of our U.S. pension plan. While we expect to complete the termination process by September 30, 2015, the amount of the losses and timing of the charge is subject to the timing of regulatory approvals and the projected benefit obligations and assets in the plan measured as of the dates the settlements occur. We currently estimate the pre-tax settlement losses to be approximately $65 million.

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
A majority of our software license sales to date have been perpetual licenses, where customers own the software license and revenue is recognized at the time of sale. Due to evolving customer preferences as well as acquisitions we have made in the IoT and cloud services space, a small but growing percentage of our business consists of ratably recognized subscriptions. Under a subscription, customers do not own the software but pay a periodic fee for the right to use our software, including access to technical support. While we expect a significant majority of our customer base to continue to purchase our software solutions under a perpetual licensing arrangement, we are also offering subscription pricing as an option for most products starting in 2015. Through 2014 we reported revenue by three lines of business: (1) license; (2) service; and (3) support. Beginning in the first quarter of 2015 we plan to report revenue as follows: (1) perpetual license & subscription solutions (which includes subscription revenue and cloud services); (2) support; and (3) professional services. Previously, cloud services revenue was reported in services revenue. The revenue targets below reflect this revised reporting structure. If a greater percentage of our customers elect our subscription offering than our base case assumption, it will have an adverse impact on revenue, operating margin, cash flow and EPS growth relative to our targets above.
Impact of an Investigation in China
We have been cooperating to provide information to the U.S. Securities and Exchange Commission and the Department of Justice concerning payments and expenses by certain of our business partners in China and/or by employees of our Chinese subsidiary that raise questions concerning compliance with laws, including the U.S. Foreign Corrupt Practices Act. Our internal review is ongoing and we continue to respond to requests for information from these agencies, including a subpoena issued to the company by the SEC. We cannot predict when or how this matter may be resolved. Resolution of this matter could include fines and penalties; however we are unable to estimate an amount that could be associated with any resolution and, accordingly, we have not recorded a liability for this matter. If resolution of this matter includes substantial fines or penalties, this could materially impact our results for the period in which the associated liability is recorded or such amounts are paid. Further, any settlement or other resolution of this matter could have collateral effects on our business in China, the United States and elsewhere.
We terminated certain employees and business partners in China in connection with this matter, which may have an adverse impact on our level of sales in China. Revenue from China has historically represented 5% to 7% of our total revenue.
Revenue, Operating Margin, Earnings per Share and Cash Flow
The following table shows the financial measures that we consider the most significant indicators of the performance of our business. In addition to providing operating income, operating margin, and diluted earnings per share as calculated under generally accepted accounting principles (“GAAP”), it shows non-GAAP operating income, operating margin, and diluted earnings per share for the reported periods. These non-GAAP measures exclude fair value adjustments related to acquired deferred revenue, acquired deferred costs, stock-based compensation expense, amortization of acquired intangible assets expense, acquisition-related and pension plan termination costs, restructuring charges, certain identified gains or charges included in non-operating other income (expense) and the related tax effects of the preceding items, as well as the tax items identified. These non-GAAP measures provide investors another view of our operating results that is aligned with management budgets and with performance criteria in our incentive compensation plans. Management uses, and investors should use, non-GAAP measures in conjunction with our GAAP results. We discuss the non-GAAP measures in detail under Non-GAAP Measures below.

	2014	2013	Percent Change 2013 to 2014		2012	Percent Change 2012 to 2013
			Actual	Constant Currency		Actual	Constant Currency
	(Dollar amounts in millions, except per share data)
License revenue	$369.7	$344.2	7%	7%	$348.4	(1)%	1%
Service revenue	295.0	294.7	—%	—%	295.3	—%	1%
Support revenue	692.3	654.7	6%	6%	611.9	7%	9%
Total revenue	1,357.0	1,293.5	5%	5%	1,255.7	3%	4%
Cost of license	31.7	33.0			30.6
Cost of service	256.9	259.0			265.5
Cost of support	85.1	81.1			76.1
Total cost of revenue	373.7	373.0			372.1
Gross margin	983.3	920.5			883.6
Operating expenses	786.7	793.2			755.5
Total costs and expenses (1)	1,160.4	1,166.2	—%	—%	1,127.6	3%	4%
Operating income (1)	$196.6	$127.3	54%	52%	$128.1	(1)%	7%
Non-GAAP operating income (1)	$340.3	$286.3	19%	18%	$246.8	16%	20%
Operating margin (1)	14.5%	9.8%			10.2%
Non-GAAP operating margin (1)	25.1%	22.1%			19.6%
GAAP diluted earnings (loss) per share (2)	$1.34	$1.19			$(0.30)
Non-GAAP diluted earnings per share (2)	$2.17	$1.81			$1.51
Cash flow from operations	$304.6	$224.7			$218.0

(1)
Costs and expenses in 2014 included $28.4 million of restructuring charges and $13.1 million of acquisition-related and pension plan termination costs. Costs and expenses in 2013 included $52.2 million of restructuring charges and $9.9 million of acquisition-related costs. Costs and expenses in 2012 included $24.9 million of restructuring charges and $3.8 million of acquisition-related costs. These restructuring and acquisition-related and pension plan termination costs have been excluded from non-GAAP operating income, operating margin and diluted EPS.

(2)
Income taxes for non-GAAP diluted earnings per share reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments described in Non-GAAP Measures, and also exclude the following non-operating income and tax items: GAAP diluted earnings per share in 2014 includes (i) tax benefits of $18.1 million related to the release of a portion of the valuation allowance as a result of deferred tax liabilities established for acquisitions recorded in 2014 and (ii) a tax charge of $3.5 million to establish valuation allowances against net deferred tax assets in two foreign jurisdictions. GAAP diluted earnings per share in 2013 includes (i) tax benefits of $36.7 million related to the release of a portion of the valuation allowance as a result of deferred tax liabilities established for acquisitions recorded in 2013, (ii) tax benefits of $3.2 million relating to the final resolution of a long standing tax litigation matter and completion of an international jurisdiction tax audit, (iii) a tax benefit of $7.9 million related to the release of a portion of the valuation allowance in the U.S. as a result of a pension gain (decrease in unrecognized actuarial loss) recorded in accumulated other comprehensive income, and (iv) a tax benefit of $2.6 million relating to a tax audit in a foreign jurisdiction of an acquired company. GAAP diluted earnings per share in 2013 also includes a gain on investment of $0.6 million and a legal settlement gain of $5.1 million. The GAAP loss per share in 2012 includes (i) a net tax charge of $124.5 million recorded in the fourth quarter to establish a valuation allowance against our U.S. net deferred tax assets, (ii) $5.4 million, net primarily related to foreign tax credits which would be fully realized on a non-GAAP basis, (iii) $3.3 million primarily related to acquired legal entity integration activities, and (iv) $1.4 million related to the impact from a reduction in the statutory tax rate in Japan on deferred tax assets from a litigation settlement.

Results of Operations
Acquisitions

In 2014, we acquired ThingWorx (on December 30), Atego (on June 30) and Axeda (on August 11). These acquisitions added $9.8 million ($11.0 million on a non-GAAP basis) to our 2014 revenue. In 2013, we completed the acquisitions of Servigistics, Enigma and NetIDEAS. Servigistics (acquired on October 2, 2012), Enigma and NetIDEAS (both acquired in the fourth quarter of 2013) added $94.9 million ($97.9 million on a non-GAAP basis) to our 2013 revenue, substantially all of which is included in SLM revenue.
Impact of Foreign Currency Exchange on Results of Operations
Approximately two thirds of our revenue and half of our expenses are transacted in currencies other than the U.S. dollar. Currency translation affects our reported results because we report our results of operations in U.S. Dollars. Changes in currency exchange rates, particularly for the Yen and the Euro, compared to the prior year increased revenue and decreased expenses in 2014, with lower revenue and expenses in Japan offset by higher revenue and expenses in Europe, and reduced both revenue and expenses in 2013. If actual reported results were converted into U.S. dollars based on the corresponding prior year’s foreign currency exchange rates, 2014 and 2013 revenue would have been lower by $2.1 million and higher by $18.2 million, respectively, and expenses would have been higher by $0.9 million and $8.8 million, respectively. The net impact on year-over-year results would have been a decrease in operating income of $3.0 million in 2014 and an increase in operating income of $9.4 million in 2013. The results of operations, revenue by line of business and revenue by geographic region in the tables that follow present both actual percentage changes year over year and percentage changes on a constant currency basis.
Revenue
Revenue is reported below by line of business (license, service and support), by solution area (CAD, Extended PLM (EPLM) and SLM & IoT) and by geographic region (Americas, Europe, Pacific Rim and Japan).
Results include combined revenue from direct sales and our channel.
The tables below reflect total revenue, which is organic revenue plus revenue from acquired businesses. The references to organic revenue in 2014 and comparisons to 2013 in the discussion below exclude revenue from our 2014 acquisitions of Axeda, Atego and ThingWorx and our acquisitions of Enigma and NetIDEAS in the fourth quarter of 2013. Organic revenue in 2013 and comparisons to 2012 in the discussion below exclude revenue from our 2013 acquisitions of Servigistics, Enigma and NetIDEAS. As Servigistics was acquired at the beginning of 2013, it is not excluded from organic revenue in 2014.
Revenue by Line of Business

	Year ended September 30,
	2014		Percent Change 2013 to 2014		2013		Percent Change 2012 to 2013		2012
	$ Amount	% of Total Revenue	Actual	Constant Currency	$ Amount	% of Total Revenue	Actual	Constant Currency	$ Amount	% of Total Revenue
	(Dollar amounts in millions)
License revenue	$369.7	27%	7%	7%	$344.2	27%	(1)%	1%	$348.4	28%
Service revenue	295.0	22%	—%	—%	294.7	23%	—%	1%	295.3	23%
Support revenue	692.3	51%	6%	6%	654.7	50%	7%	9%	611.9	49%
Total revenue	$1,357.0	100%	5%	5%	$1,293.5	100%	3%	4%	$1,255.7	100%

Revenue by Solution	Year ended September 30,
		Percent Change			Percent Change
	2014	Actual	Constant Currency	2013	Actual	Constant Currency	2012
	(Dollar amounts in millions)
CAD
License revenue	$169.4	13%	13%	$150.4	(5)%	(4)%	$159.0
Service revenue	24.2	1%	1%	24.0	(21)%	(19)%	30.4
Support revenue	387.9	3%	3%	378.1	(2)%	—%	384.0
Total revenue	$581.5	5%	5%	$552.5	(4)%	(2)%	$573.5

Extended PLM (EPLM)
License revenue	$162.3	8%	8%	$149.8	(13)%	(11)%	$171.3
Service revenue	203.6	(1)%	(1)%	204.7	(12)%	(11)%	233.0
Support revenue	233.4	8%	7%	216.6	8%	9%	200.0
Total revenue	$599.3	5%	5%	$571.1	(6)%	(4)%	$604.3

SLM & IoT
License revenue	$38.0	(14)%	(14)%	$44.1	145%	147%	$18.0
Service revenue	67.2	2%	2%	66.0	107%	108%	31.9
Support revenue	70.9	18%	18%	60.0	115%	116%	28.0
Total revenue	$176.1	4%	4%	$170.0	118%	120%	$77.9

License Revenue
The amount of license revenue attributable to large transactions, and the number of such transactions, may vary significantly from period to period and by geographic region. We had six transactions with license revenue in excess of $5 million in 2014 (four in the Americas and two in Europe), three in 2013 (two in Japan and one in the Americas) and four in 2012 (two in the Americas and two in Europe).
2014 compared to 2013
In 2014, compared to the year-ago period, license revenue was up 7% and organic license revenue grew 5%. License revenue in 2014 from Axeda, Atego, ThingWorx, Enigma and NetIDEAS was $8.1 million.
License revenue was strongest in Europe with 29% year-over-year growth (26% on a constant currency basis) and our CAD and EPLM businesses, offsetting year-over-year declines in the Pacific Rim region, which was down 17%, and the SLM business. CAD license revenue of $169 million represented our strongest year since 2011 - driven by double digit year-over-year growth in Creo modules and upgrades, training software, and certain heritage products. We expect more subdued growth in CAD revenue in 2015. EPLM license revenue of $162 million grew 8% year over year on a reported and constant currency basis, and 7% on an organic constant currency basis. SCM saw strong double digit license growth, PLM license sales increased by 5%, and the increase in ALM was comparable to the overall performance of EPLM on an organic constant currency basis. SLM license revenue declined 22% year over year on a reported and constant currency basis, and 27% on an organic constant currency basis. SLM license revenue in 2014 was affected by a slower-than-expected rebuild of our pipeline after a strong 2013. Looking ahead to 2015, we believe our SLM business can reach double digit license growth.
Changes in foreign currency exchange rates favorably impacted license revenue by $0.6 million in 2014 compared to 2013.
2013 compared to 2012
The decline in license revenue in 2013 reflected year-over-year declines of 2% in the Americas and 12% in Europe. These declines were partially offset by growth in Japan of 32% (58% on a constant currency basis) and an increase in the Pacific Rim of 3%. Results reflected softness in Europe resulting in lower license revenue from large license transactions, particularly sales of EPLM products which we attribute to macroeconomic conditions in that region.
Organic license revenue in 2013 was down 9% on a year-over-year basis. License revenue from businesses acquired in 2013, which was the primary contributor to growth in SLM license revenue in 2013, was $26.8 million.

Changes in foreign currency exchange rates unfavorably impacted license revenue by $6.1 million in 2013 compared to 2012.
Service Revenue
Consulting and training services engagements typically result from sales of new licenses, particularly of our EPLM and SLM solutions. Expanding our service partner program, under which service engagements are referred to third party service providers, is part of our overall margin expansion strategy. Additionally, over time, we anticipate implementing solutions that require less services. As a result, we do not expect that the amount of services we deliver will increase proportionately with license revenue increases. Consulting and cloud services revenue has represented approximately 85% of total service revenue and training revenue has represented approximately 15% of total services revenue.
2014 compared to 2013
Year over year, service revenue in 2014 was flat, down 3% on an organic basis. In 2014, our consulting service revenue was flat year over year (down 4% on an organic basis). Year over year, training revenue was up 2% ($0.8 million) in 2014.
Changes in foreign currency exchange rates favorably impacted service revenue by $0.9 million in 2014 compared to 2013.
2013 compared to 2012
Year over year, service revenue for 2013 was down overall and on an organic basis. Organic service revenue was down 13% ($37.7 million); service revenue from businesses acquired in 2013 was $37.0 million, which was the primary contributor to growth in SLM service revenue in 2013. Year over year, our organic consulting service revenue was down 14% from 2013 to 2012. Year over year, our organic training business was down 6%. We attribute the declines in organic total service revenue and consulting service revenue to lower license revenue and to success in expanding our service partner program.
Changes in foreign currency exchange rates unfavorably impacted service revenue by $2.7 million in 2013 compared to 2012.
Support Revenue
Support revenue is comprised of contracts to maintain new and/or previously purchased software. We saw steady growth in support revenue in 2013 and 2014.
2014 compared to 2013
Excluding seats added with our 2014 acquisitions, total seats under maintenance were up 8% as of the end of 2014 compared to the end of 2013, with CAD and EPLM support seats up 1% and 8%, respectively. Total support revenue increased 6% ($37.6 million) in 2014 compared to 2013, with organic support revenue up 5% ($32.5 million). Support revenue from businesses acquired in 2014 and the fourth quarter of 2013 was $5.6 million.
Changes in foreign currency exchange rates favorably impacted support revenue by $0.6 million in 2014 compared to 2013.
2013 compared to 2012
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

Revenue from large transactions in 2014, compared to 2013, was higher in the Americas and Europe. We believe that the results in the Americas and Europe reflect more favorable economic conditions in those regions. Revenue from large transactions in 2013, compared to 2012, was higher in Japan and the Pacific Rim and lower in the Americas and Europe. The license revenue portion of this measure was 55% in 2014, compared to 48% in 2013 and 44% in 2012.

	2014	Percent Change 2013 to 2014	2013	Percent Change 2012 to 2013	2012
	(Dollar amounts in millions)
License and/or service revenue of $1 million or more recognized from individual customers in a quarter	$313.2	15%	$271.2	(1)%	$274.3
% of total license and service revenue	47%		42%		43%
Revenue by Geographic Region

	2014		Percent Change		2013		Percent Change		2012
		% of Total Revenue	Actual	Constant Currency		% of Total Revenue	Actual	Constant Currency		% of Total Revenue
	(Dollar amounts in millions)
Revenue by region:
Americas	$558.7	41%	7%	7%	$522.8	40%	9%	9%	$479.9	38%
Europe	$528.1	39%	10%	7%	$479.9	37%	—%	(1)%	$480.3	38%
Pacific Rim	$148.2	11%	(8)%	(9)%	$161.6	13%	—%	—%	$160.8	13%
Japan	$122.1	9%	(6)%	4%	$129.3	10%	(4)%	12%	$134.6	11%
A significant percentage of our annual revenue comes from large customers in the broader manufacturing space. As a result, license revenue growth in our core CAD and EPLM products historically has correlated to growth in broader measures of the global manufacturing economy including GDP, industrial production and manufacturing PMI. Current indicators suggest the US manufacturing economy is in the early stages of recovery, though the pace and timing remain uncertain. Nearly 60% of our annual revenue is outside the US, where manufacturing indicators appear to be weaker. GDP and PMI data in the Eurozone and Japan suggest manufacturing economies in those regions are slowing, while manufacturing activity in China remains subdued versus earlier levels. For 2015, our financial targets assume a slower rate of growth in the manufacturing economies of Europe, Japan, and the Pacific Rim relative to the U.S.
Americas
2014 compared to 2013
Revenue in the Americas increased $35.9 million in 2014 compared to 2013, consisting of an increase in license revenue of 8% ($9.5 million), an increase in support revenue of 7% ($18.9 million) and an increase in service revenue of 6% ($7.5 million). Organic revenue was up 4% ($21.3 million) in 2014; total revenue in the Americas from businesses that we acquired in 2014 and the fourth quarter of 2013 was $16.7 million.
2013 compared to 2012
Revenue in the Americas increased $42.9 million in 2013 compared to 2012, consisting of an increase in service revenue of 11% ($12.7 million) and an increase in support revenue of 14% ($32.4 million), partially offset by a decrease in license revenue of 2% ($2.2 million). Organic revenue was down 5% ($25.4 million) in 2013; total revenue in the Americas from businesses that we acquired in 2013 was $68.3 million.
Europe
2014 compared to 2013
Revenue in Europe increased $48.2 million in 2014 compared to 2013 consisting of an increase in license revenue of 29% ($30.2 million), up 26% on a constant currency basis, and an increase in support revenue of 8% ($21.4 million), up 5% on a constant currency basis, partially offset by a decrease in service revenue of 3% ($3.5 million), down 6% on a constant currency basis. Organic total revenue and license revenue were up 9% and 28%, respectively, in 2014; total revenue in Europe from businesses that we acquired in 2014 and the fourth quarter of 2013 was $4.7 million. Although we saw signs of economic improvement in Europe in 2014, more recent macroeconomic indicators in this region are unfavorable and we expect performance in this region to decline in 2015 relative to 2014.
Changes in foreign currency exchange rates, particularly the Euro, favorably impacted revenue in Europe by $15.7 million in 2014 as compared to 2013.
2013 compared to 2012
Revenue in Europe decreased $0.4 million in 2013 compared to 2012, consisting of a decrease in license revenue of 12% ($13.7 million) and a decrease in service revenue of 2% ($1.8 million), partially offset by an increase in support revenue of 6% ($15.1 million). Organic total revenue and license revenue were down 3% and 18%, respectively, in 2013; total revenue in Europe from businesses that we acquired in 2013 was $15.1 million.
Changes in foreign currency exchange rates, particularly the Euro, favorably impacted revenue in Europe by $2.9 million in 2013 as compared to 2012.
Pacific Rim
2014 compared to 2013
Revenue in the Pacific Rim decreased $13.4 million in 2014 compared to 2013, consisting of a decrease in license revenue of 17% ($13.2 million) and a decrease in service revenue of 11% ($3.6 million), partially offset by an increase in support revenue of 7% ($3.4 million). Organic revenue was down 9% in 2014; total revenue in the Pacific Rim from businesses that we acquired in 2014 and the fourth quarter of 2013 was $1.4 million.
Revenue from China has historically represented 5% to 7% of our total revenue. In 2014, compared to 2013, revenue in China decreased 12% and represented 5% of total revenue.
Changes in foreign currency exchange rates favorably impacted revenue in the Pacific Rim by $0.6 million in 2014 compared to 2013.
2013 compared to 2012
Revenue in the Pacific Rim increased $0.8 million in 2013 compared to 2012, consisting of an increase in support revenue of 8% ($3.8 million) and an increase in license revenue of 3% ($2.2 million), partially offset by a decrease in service revenue of 14% ($5.2 million). Organic revenue was down 1% in 2013; total revenue from businesses that we acquired in 2013 in the Pacific Rim was $1.8 million.
In 2013, compared to 2012, revenue in China decreased 3% and represented 6% of total revenue.
Changes in foreign currency exchange rates favorably impacted revenue in the Pacific Rim by $0.9 million in 2013 compared to 2012.
Japan
2014 compared to 2013
Revenue in Japan decreased $7.2 million in 2014 compared to 2013 due primarily to unfavorable currency movements. The decrease in revenue in Japan in 2014 compared to 2013 included a decrease in support revenue of 8% ($6.1 million), a decrease in license revenue of 3% ($1.1 million) and a decrease in service revenue of 1% ($0.1 million). On a constant currency basis, license revenue increased 4%, services revenue increased 10% and support revenue increased 3%.
Changes in foreign currency exchange rates unfavorably impacted revenue in Japan by $12.8 million in 2014 as compared to 2013.
2013 compared to 2012
Revenue in Japan decreased $5.3 million in 2013 compared to 2012 due primarily to unfavorable currency movements partially offset by higher revenue from large transactions. The decrease in revenue in Japan in 2013 compared to 2012 included an increase in license revenue of 32% ($9.6 million), offset by a decrease in service revenue of 28% ($6.4 million), and a decrease in support revenue of 10% ($8.6 million). Organic total revenue and license revenue were down 11% and up 19%, respectively, in 2013; total revenue and license revenue in Japan from businesses that we acquired in 2013 was $9.6 million and $3.9 million, respectively. On a constant currency basis, license revenue increased 58%, support revenue increased 3% and services revenue decreased 14%.
Changes in foreign currency exchange rates unfavorably impacted revenue in Japan by $21.6 million in 2013 as compared to 2012.
Gross Margin

	2014	Percent Change	2013	Percent Change	2012
	(Dollar amounts in millions)
Gross margin	$983.3	7%	$920.5	4%	$883.6
Non-GAAP gross margin	1,013.0	6%	951.6	4%	910.8
Gross margin as a % of revenue:
License	91%		90%		91%
Service	13%		12%		10%
Support	88%		88%		88%
Gross margin as a % of total revenue	72%		71%		70%
Non-GAAP gross margin as a % of total non-GAAP revenue	75%		73%		72%

Gross margin as a percentage of total revenue in 2014 compared to the year-ago period reflects higher license and services margins. The increases in our GAAP service gross margin since 2012 were due in part to improved consulting margin. Service margins have improved due to cost reductions, improved efficiencies and a reduction in the amount of direct services that we perform through expansion of our service partner program. Service margin in 2014 reflects improvements in the first half of the year offset by a decrease in the second half due in part to excess capacity, which we addressed with our restructuring actions in the fourth quarter. Additionally, we are making investments in select strategic customer engagements, which we expect to continue to unfavorably impact service margins in the first half of 2015. Service revenue comprised 22% of our total revenue in 2014 compared to 23% in 2013 and 24% in 2012.
Gross margin as a percentage of total revenue in 2013 compared to the year-ago period reflects higher service margins, partially offset by lower license margins primarily attributable to lower license revenue and higher amortization of acquired purchased software.
Costs and Expenses

	2014		Percent Change		2013	Percent Change		2012
	(Dollar amounts in millions)
Cost of license revenue	$31.7		(4)%		$33.0	8%		$30.6
Cost of service revenue	256.9		(1)%		259.0	(2)%		265.5
Cost of support revenue	85.1		5%		81.1	7%		76.1
Sales and marketing	357.4		(1)%		360.6	(5)%		377.8
Research and development	226.5		2%		221.9	3%		215.0
General and administrative	142.2		8%		131.9	12%		117.5
Amortization of acquired intangible assets	32.1		21%		26.5	30%		20.3
Restructuring charges	28.4		(46)%		52.2	109%		24.9
Total costs and expenses	$1,160.4		—%	(1)	$1,166.2	3%	(1)	$1,127.6
Total headcount at end of period	6,444	(2)	7%		6,000	2%		5,897

(1)	On a constant currency basis from the prior period, total costs and expenses were flat from 2013 to 2014 and increased 4% from 2012 to 2013.

(2)	Headcount at September 30, 2014 included approximately 250 employees with termination dates after September 30, 2014 that were included in our fourth quarter of 2014 restructuring actions.
2014 compared to 2013
Costs and expenses in 2014, compared to 2013, decreased primarily as a result of:

•	restructuring charges, which were $23.8 million lower in 2014; and

•	cost savings resulting from restructuring actions in 2013.
These cost decreases were offset by:

•	costs from acquired businesses (approximately 300 employees);

•	investments we are making in the Internet of Things solutions area of our business;

•	company-wide merit pay increases totaling approximately $12 million on an annualized basis, which were effective February 1, 2014;

•	increased amortization of acquired intangible assets, which was $5.2 million higher in 2014; and

•	increased acquisition-related and pension plan termination costs, which were $3.2 million higher.
2013 compared to 2012
Costs and expenses in 2013 compared to 2012 increased primarily as a result of the following:

•	restructuring charges of $52.2 million in 2013 compared to $24.9 million in 2012, primarily for severance and other related costs associated with the termination of approximately 550 employees;

•	an increase in employee headcount as a result of our acquisitions in 2013 (an aggregate of approximately 485 employees);

•	company-wide merit pay increases effective on February 1, 2012 (approximately $11 million on an annualized basis), which resulted in an increase in salary expense across all functional organizations;

•	acquisition-related costs (included in general and administrative) of $9.9 million, which were $6.0 million higher than 2012; and

•	increased amortization of acquired intangible assets, primarily related to our acquisition of Servigistics.
These cost increases were partially offset by cost savings associated with restructuring actions in 2012 and 2013 and the impact of foreign currency movements which favorably impacted costs and expenses by $8.8 million in 2013.
Cost of License Revenue

	2014	Percent Change	2013	Percent Change	2012
	(Dollar amounts in millions)
Cost of license revenue	$31.7	(4)%	$33.0	8%	$30.6
% of total revenue	2%		3%		2%
% of total license revenue	9%		10%		9%
Our cost of license revenue primarily consists of amortization of acquired purchased software intangible assets, fixed and variable costs associated with reproducing and distributing software and documentation and royalties paid to third parties for technology embedded in or licensed with our software products. Cost of license revenue as a percent of license revenue can vary depending on product mix sold, the effect of fixed and variable royalties, and the level of amortization of acquired software intangible assets. Amortization of acquired purchased software totaled $17.7 million, $18.6 million, and $15.8 million in 2014, 2013 and 2012, respectively.
Cost of Service Revenue

	2014	Percent Change	2013	Percent Change	2012
	(Dollar amounts in millions)
Cost of service revenue	$256.9	(1)%	$259.0	(2)%	$265.5
% of total revenue	19%		20%		21%
% of total service revenue	87%		88%		90%
Service headcount at end of period	1,450	6%	1,367	4%	1,315

Our cost of service revenue includes costs such as salaries, benefits, and computer equipment and facilities for our training and consulting personnel, and third-party subcontractor fees.
In 2014 compared to 2013, total compensation, benefit costs and travel expenses were higher by 3% ($5.3 million). Service headcount at the end of 2014 included approximately 60 employees added from 2014 acquisitions. The cost of third-party consulting services was $6.9 million lower in 2014, compared to 2013. The decrease in the use of subcontracted third-

party consultants is a result of our strategy to have our strategic services partners perform services for customers directly, which has contributed to improving services margins.
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
Cost of Support Revenue

	2014	Percent Change	2013	Percent Change	2012
	(Dollar amounts in millions)
Cost of support revenue	$85.1	5%	$81.1	7%	$76.1
% of total revenue	6%		6%		6%
% of total support revenue	12%		12%		12%
Support headcount at end of period	659	4%	634	16%	545

Our cost of support revenue includes costs such as salaries, benefits, and computer equipment and facilities associated with customer support and the release of support updates (including related royalty costs).
In 2014 compared to 2013, total compensation, benefit costs and travel expenses were higher by 5% ($2.8 million). Support headcount at the end of 2014 included approximately 30 employees added from 2014 acquisitions.
In 2013, compared to 2012, total compensation, benefit costs and travel expenses were 8% ($4.3 million) higher primarily due to increased headcount. Support headcount at the end of 2013 included approximately 60 employees added from 2013 acquisitions.
Sales and Marketing

	2014	Percent Change	2013	Percent Change	2012
	(Dollar amounts in millions)
Sales and marketing expenses	$357.4	(1)%	$360.6	(5)%	$377.8
% of total revenue	26%		28%		30%
Sales and marketing headcount at end of period	1,481	9%	1,362	(10)%	1,508

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs.
In 2014, compared to 2013, our compensation, benefit costs and travel expenses were flat, which reflects higher commission and salary expense offset by lower benefit costs. Sales and marketing headcount at the end of 2014 included approximately 70 employees added from 2014 acquisitions. In 2014, compared to 2013, total depreciation and telecommunication costs decreased by $2.5 million.
Our compensation, benefit costs and travel expenses were lower by an aggregate of 5% ($15.8 million) in 2013 compared to 2012, primarily due to lower headcount. Sales and marketing headcount at the end of the 2013 included approximately 30 employees added from 2013 acquisitions.
Research and Development

	2014	Percent Change	2013	Percent Change	2012
	(Dollar amounts in millions)
Research and development expenses	$226.5	2%	$221.9	3%	$215.0
% of total revenue	17%		17%		17%
Research and development headcount at end of period	2,156	8%	2,001	3%	1,938

Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Major research and development activities include developing new releases of our software.
Total compensation, benefit costs and travel expenses were higher by 3% ($5.9 million) in 2014, compared to 2013. Headcount in 2014, excluding employees added from 2014 acquisitions, includes a higher mix of research and development headcount in lower cost geographic regions as compared to 2013. Additionally, research and development headcount at the end of 2014 included approximately 100 employees added from companies acquired since the end of 2013, primarily added in the fourth quarter of 2014. Total depreciation and telecommunication costs in 2014 decreased by $1.8 million, compared to 2013.
Total compensation, benefit costs and travel expenses were higher by 4% ($6.0 million) in 2013, compared to 2012. Research and development headcount at the end of 2013 included approximately 160 employees added from 2013 acquisitions.
General and Administrative

	2014	Percent Change	2013	Percent Change	2012
	(Dollar amounts in millions)
General and administrative	$142.2	8%	$131.9	12%	$117.5
% of total revenue	10%		10%		9%
General and administrative headcount at end of period	686	10%	626	8%	578
Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources, legal and administrative functions, as well as acquisition-related charges, bad debt expense and outside professional services, including accounting and legal fees. Acquisition-related costs include direct costs of acquisitions and expenses related to acquisition integration activities, including transaction fees, due diligence costs, retention bonuses and severance, and professional fees including legal and accounting costs related to the acquisition. In addition, subsequent adjustments to our initial estimated amount of contingent consideration associated with specific acquisitions are included in acquisition-related charges. Acquisition-related and pension plan termination costs were $13.1 million, $9.9 million and $3.8 million in 2014, 2013 and 2012, respectively. The increase in overall general and administrative costs in 2014, compared to 2013, was due in part to total compensation, benefit costs and travel costs which were 3% ($2.7 million) higher. General and administrative headcount at the end of 2014 included approximately 30 employees added from 2014 acquisitions. Additionally, in 2014, compared to 2013 costs for outside professional services including legal, tax, audit and consulting services were higher by $7.0 million. Cost increases in 2014 were partially offset by certain business taxes in a foreign jurisdiction which were lower by $1.0 million in 2014, compared to 2013.
Total compensation, benefit costs and travel costs were 5% ($4.0 million) higher in 2013 compared to 2012 due to higher headcount.
Amortization of Acquired Intangible Assets

	2014	Percent Change	2013	Percent Change	2012
	(Dollar amounts in millions)
Amortization of acquired intangible assets	$32.1	21%	$26.5	30%	$20.3
% of total revenue	2%		2%		2%
Amortization of acquired intangible assets reflects the amortization of acquired non-product related intangible assets, primarily customer and trademark-related intangible assets, recorded in connection with completed acquisitions. The increase in amortization of acquired intangible assets in 2014 includes our acquisitions of Axeda and Atego in the fourth quarter of 2014, our acquisition of ThingWorx in the second quarter of 2014 and our acquisitions of Enigma and NetIDEAS in the fourth quarter of 2013.
The increase in amortization of acquired intangible assets in 2013 was primarily due to our acquisition of Servigistics.
Restructuring Charges

	2014	2013	2012
	(Dollar amounts in millions)
Restructuring charges	$28.4	$52.2	$24.9
% of total revenue	2%	4%	2%

In September 2014, in support of integrating businesses acquired in the past year and the continued evolution of our business model, we committed to a plan to restructure our workforce and recorded a restructuring charge of $26.8 million attributable to termination benefits associated with 283 employees which will primarily be paid in fiscal 2015. We expect that the annualized cost savings of the restructuring actions will be approximately $30 million, which effect is contemplated in our financial targets for fiscal 2015. In addition, in 2014 we recorded restructuring charges of $1.6 million, primarily associated with the completion of the restructuring actions initiated in the fourth quarter of 2013.
In 2013, to improve profitability, we implemented restructuring actions and recorded restructuring charges of $52.2 million, including $50.9 million for severance and related costs associated with approximately 550 employees and $1.3 million related to facility consolidations. These restructuring actions were substantially completed in 2013 and resulted in $16 million per quarter reduction in operating expenses (which was reflected in our results for 2014).
To reduce costs and to realign our business, in 2012, we implemented a restructuring of our business and recorded restructuring charges of $24.9 million, primarily for severance and related costs associated with approximately 210 employees. We realized approximately $13 million of operating expense savings from these reductions in 2012.
In 2014, 2013 and 2012, we made cash payments related to restructuring charges of $20.6 million, $37.2 million and $20.9 million, respectively. At September 30, 2014, accrued expenses for unpaid restructuring charges totaled $26.4 million, which we expect to pay within the next twelve months.
Non-Operating Income (Expense)

	2014	2013	2012
	(Dollar amounts in millions)
Foreign currency losses, net	$(4.5)	$(2.0)	$(5.9)
Interest income	3.1	2.9	2.9
Interest expense	(8.2)	(7.0)	(4.7)
Other income (expense), net	(1.0)	5.0	0.3
	$(10.5)	$(1.1)	$(7.4)
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
Interest Income: Interest income represents earnings on the investment of our available cash balances and interest on financing provided to customers as described in Note B Summary of Significant Accounting Policies of "Notes to Consolidated Financial Statements" in this Annual Report.
Interest Expense: Interest expense is primarily related to interest on borrowings under our credit facility. The increase in interest expense in 2014 and 2013, compared to the respective prior year, is due to higher average amounts outstanding under our credit facility in those years. We had $612 million outstanding under the credit facility at September 30, 2014, compared to $258 million at September 30, 2013 and $370 million at September 30, 2012, which included $230 million in proceeds drawn from our credit facility in the fourth quarter of 2012 to finance the Servigistics acquisition (which closed on October 2, 2012). The balance outstanding at September 30, 2014 reflects amounts borrowed in 2014 for our acquisitions of ThingWorx and Axeda, and $125 million borrowed in the fourth quarter of 2014 to finance our accelerated share repurchase transaction. The average interest rate on amounts outstanding under the credit facility was 1.6% in 2014, 1.7% in 2013 and 1.8% in 2012.
Other Income (Expense), Net: The change in other income (expense), net in 2014 and 2013, compared to 2012, was due primarily to a legal settlement gain of $5.1 million recorded in 2013.

Income Taxes

	Year ended September 30,
	2014	2013	2012
	(in millions)
Pre-tax income	$186.1	$126.2	$120.7
Tax (benefit) provision	25.9	(17.5)	156.1
Effective income tax rate	14%	(14)%	129%
In 2014, our effective tax rate was lower than the 35% statutory federal income tax rate due to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate and the reversal of a portion of our valuation allowance against net deferred tax assets described below. Other factors impacting the rate include foreign withholding taxes of $5.1 million and the establishment of a valuation allowance totaling $3.5 million in two foreign subsidiaries.
In 2013, our effective tax rate was lower than the 35% statutory federal income tax rate due, in large part, to the reversal of a portion of the valuation allowance against deferred tax assets (primarily the U.S.). We recorded benefits of $36.7 million resulting from 2013 acquisitions, as described below, and a benefit of $7.9 million related to the release of a valuation allowance as a result of a pension gain recorded in accumulated other comprehensive income in equity.  Additionally, our 2013 tax provision reflects a $2.0 million provision related to a research and development (R&D) cost sharing prepayment by a foreign subsidiary to the U.S. A similar prepayment was made in 2012, resulting in a $7.8 million provision in that year. This impact was offset by a corresponding increase in our valuation allowance in the U.S. Other factors impacting the rate include our corporate structure in which our foreign taxes are at an effective tax rate lower than the U.S. rate, foreign withholding taxes of $6.0 million and non-cash tax benefits of $5.3 million recorded as a result of the conclusion of tax audits in several foreign jurisdictions.
Acquisitions in 2014 and 2013 were accounted for as business combinations.  Assets acquired, including the fair value of acquired tangible assets, intangible assets and assumed liabilities were recorded, and we recorded net deferred tax liabilities of $21.6 million and $38.7 million in 2014 and 2013, respectively, primarily related to the tax effect of the acquired intangible assets that are not deductible for income tax purposes.  These deferred tax liabilities reduced our net deferred tax asset balance and resulted in a tax benefit of $18.1 million and $36.7 million in 2014 and 2013, respectively, to decrease our valuation allowance in jurisdictions where we have recorded a valuation allowance.  As these decreases in the valuation allowance are not part of the accounting for business combinations (the fair value of the assets acquired and liabilities assumed), they were recorded as an income tax benefit.
In 2012, our effective tax rate was higher than the 35% statutory federal income tax rate due primarily to the recording of a $124.5 million charge to the income tax provision related to the establishment of a valuation allowance on U.S. net deferred tax assets as described below. This increase was offset in part as a result of our corporate structure in which our foreign taxes are at an effective tax rate lower than the U.S. rate. Our 2012 provision included a non-cash charge of $4.2 million related to the restructuring of our Canadian operations that resulted in a change in the tax status of the foreign legal entity and a non-cash charge of $1.4 million related to the impact of a Japanese legislative change on our Japan entity's deferred tax assets. These charges were excluded from our non-GAAP earnings per share (see Non-GAAP Measures below). Additionally, our 2012 tax provision reflects a $7.8 million provision related to a research and development cost sharing prepayment by a foreign subsidiary to the U.S. A comparable prepayment was made in 2011.
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
On September 30, 2014, we executed a business realignment in which intellectual property was transferred between two wholly-owned foreign subsidiaries.  The realignment allows us to more efficiently manage the distribution of our products to European customers.  There was no impact to the tax provision for this transaction in 2014.  However, we expect this realignment to result in an annual tax benefit of approximately $15 million to $20 million for the next several years, declining annually thereafter through 2021.
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
The non-GAAP measures exclude fair value adjustments related to acquired deferred revenue, acquired deferred costs, stock-based compensation expense, amortization of acquired intangible assets expense, acquisition-related charges, restructuring charges, pension plan termination-related costs, identified discrete items included in non-operating other income (expense), net and the related tax effects of the preceding items, and any other identified tax items. These items are normally included in the comparable measures calculated and presented in accordance with GAAP.
Fair value of acquired deferred revenue is a purchase accounting adjustment recorded to reduce acquired deferred revenue to the fair value of the remaining obligation.
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
Charges included in general and administrative expenses include acquisition-related charges and pension plan termination-related costs. Acquisition-related charges include direct costs of potential and completed acquisitions and expenses related to acquisition integration activities, including transaction fees, due diligence costs, severance and professional fees. In addition, subsequent adjustments to our initial estimated amount of contingent consideration associated with specific acquisitions are included within acquisition-related charges. These costs are not considered part of our normal operations as the occurrence and amount will vary depending on the timing and size of acquisitions. In the second quarter of 2014, we began the process of terminating a U.S. pension plan. Costs associated with the termination are not considered part of our ongoing operations.
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
The following tables reconcile each of these non-GAAP measures to its most closely comparable GAAP measure on our financial statements.

	Year ended September 30,
	2014	2013	2012
	(Dollar amounts in millions)
GAAP revenue	$1,357.0	$1,293.5	$1,255.7
Fair value of acquired deferred revenue	1.2	3.0	2.5
Non-GAAP revenue	$1,358.2	$1,296.5	$1,258.2

GAAP gross margin	$983.3	$920.5	$883.6
Fair value of acquired deferred revenue	1.2	3.0	2.5
Fair value adjustment to acquired deferred costs	(0.1)	—	—
Stock-based compensation	10.4	9.5	8.9
Amortization of acquired intangible assets included in cost of revenue	18.1	18.6	15.8
Non-GAAP gross margin	$1,013.0	$951.6	$910.8

GAAP operating income	$196.6	$127.3	$128.1
Fair value of acquired deferred revenue	1.2	3.0	2.5
Fair value adjustment to acquired deferred costs	(0.2)	—	—
Stock-based compensation	50.9	48.8	51.3
Amortization of acquired intangible assets	50.2	45.1	36.1
Charges included in general and administrative expenses (1)	13.1	9.9	3.8
Restructuring charges	28.4	52.2	24.9
Non-GAAP operating income	$340.3	$286.3	$246.8

GAAP net income (loss)	$160.2	$143.8	$(35.4)
Fair value of acquired deferred revenue	1.2	3.0	2.5
Fair value adjustment to acquired deferred costs	(0.2)	—	—
Stock-based compensation	50.9	48.8	51.3
Amortization of acquired intangible assets	50.2	45.1	36.1
Charges included in general and administrative expenses (1)	13.1	9.9	3.8
Restructuring charges	28.4	52.2	24.9
Non-operating (gain) loss (2)	—	(5.7)	0.8
Income tax adjustments (3)	(43.5)	(77.8)	98.8
Non-GAAP net income	$260.4	$219.2	$182.9
GAAP diluted earnings (loss) per share (4)	$1.34	$1.19	$(0.30)
Stock-based compensation	0.42	0.40	0.42
Amortization of acquired intangible assets	0.42	0.37	0.30
Restructuring charges	0.24	0.43	0.21
Charges included in general and administrative expenses (1)	0.11	0.08	0.03
Non-operating (gain) loss	—	(0.05)	0.01
Income tax adjustments (3)	(0.36)	(0.64)	0.82
All other items identified above	0.01	0.03	0.02
Non-GAAP diluted earnings per share (5)	$2.17	$1.81	$1.51
Operating margin impact of non-GAAP adjustments:
GAAP operating margin	14.5%	9.8%	10.2%
Fair value of acquired deferred revenue	0.1%	0.2%	0.2%
Stock-based compensation	3.8%	3.8%	4.1%
Amortization of acquired intangible assets	3.7%	3.5%	2.9%
Charges included in general and administrative expenses	1.0%	0.8%	0.3%
Restructuring charges	2.1%	4.0%	2.0%
Non-GAAP operating margin	25.1%	22.1%	19.6%

(1)	Represents acquisition-related charges and costs of $0.4 million in 2014 related to terminating a U.S. pension plan.

(2)
Non-operating gain (loss) adjustments: In 2013, we recorded a $0.6 million gain on an investment related to an acquisition and a legal settlement gain of $5.1 million. In 2012, we recorded $0.8 million of foreign currency losses related to MKS legal entity mergers.

(3)
Income tax adjustments reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above, and also include any identified tax items. In the fourth quarter of 2012, a valuation allowance was established against our U.S. net deferred tax assets and in the fourth quarter of 2014 a valuation allowance was established against net deferred tax assets in two foreign jurisdictions. As the U.S. is profitable on a non-GAAP basis, the non-GAAP tax provision is being calculated assuming there is no U.S. valuation allowance. Additionally, the following identified tax items have been excluded from the non-GAAP tax results. GAAP diluted earnings per share in 2014 includes (i) tax benefits of $18.1 million related to the release of a portion of the valuation allowance as a result of deferred tax liabilities established for acquisitions recorded in 2014 and (ii) a tax charge of $3.5 million to establish a valuation allowance against net deferred tax assets in two foreign jurisdictions. GAAP diluted earnings per share in 2013 includes (i) tax benefits of $36.7 million related to the release of a portion of the valuation allowance as a result of deferred tax liabilities established for acquisitions recorded in 2013, (ii) tax benefits of $3.2 million relating to the final resolution of a long standing tax litigation matter and completion of an international jurisdiction tax audit, (iii) a tax benefit of $7.9 million related to the release of a portion of the valuation allowance in the U.S. as a result of a pension gain (decrease in unrecognized actuarial loss) recorded in accumulated other comprehensive income and (iv) a tax benefit of $2.6 million relating to a tax audit in a foreign jurisdiction of an acquired company. The GAAP loss per share in 2012 includes (i) a net tax charge of $124.5 million recorded in the fourth quarter to establish a valuation allowance against our U.S. net deferred tax asset, (ii) $5.4 million, net primarily related to foreign tax credits which would be fully realized on a non-GAAP basis, (iii) $3.3 million primarily related to acquired legal entity integration activities, and (iv) $1.4 million related to the impact from a reduction in the statutory tax rate in Japan on deferred tax assets from a litigation settlement.

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
The accounting policies, methods and estimates used to prepare our financial statements are described generally in Note B Summary of Significant Accounting Policies of “Notes to Consolidated Financial Statements" in this Annual Report. The most important accounting judgments and estimates that we made in preparing the financial statements involved:

•	revenue recognition;

•	accounting for income taxes;

•	valuation of assets and liabilities acquired in business combinations;

•	valuation of goodwill;

•	accounting for pensions; and

•	legal contingencies.
A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make subjective or complex judgments that could have a material effect on our financial condition and results of operations. Critical accounting policies require us to make assumptions about matters that are uncertain at the time of the estimate, and different estimates that we could have used, or changes in the estimates that are reasonably likely to occur, may have a material impact on our financial condition or results of operations. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates.

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
As of September 30, 2014, we have a valuation allowance of $144.0 million against net deferred tax assets in the U.S. and a valuation allowance of $33.5 million against net deferred tax assets in certain foreign jurisdictions. In the fourth quarter of 2012, we recorded a $124.5 million non-cash charge to the income tax provision to establish a valuation allowance against substantially all of our U.S. net deferred tax assets. We weighed all available evidence, both positive and negative, and concluded that it was more likely than not (a likelihood of more than 50 percent) that substantially all of our U.S. deferred tax assets will not be realized. The realization of deferred tax assets, including carryforwards and deductible temporary differences, depends on the existence of sufficient taxable income of the same character during the carryback or carryforward period. We considered all sources of taxable income available to realize the deferred tax assets, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years and tax-planning strategies.
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
Valuation of Goodwill
Our goodwill totaled $1,012.5 million and $769.1 million as of September 30, 2014 and 2013, respectively. We have two operating segments: (1) Software Products and (2) Services. We assess goodwill for impairment at the reporting unit level. Our reporting units are determined based on the components of our operating segments that constitute a business for which discrete financial information is available and for which operating results are regularly reviewed by segment management. Our reporting units are consistent with our operating segments. As of September 30, 2014 and 2013, goodwill and acquired intangible assets in the aggregate attributable to our software products reportable segment was $1,283.0 million and $979.3 million, respectively, and attributable to our services reportable segment was $66.4 million and $62.9 million, respectively. We test goodwill for impairment in the third quarter of our fiscal year, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting segment below its carrying value. Factors we consider important (on an overall company basis and reportable segment basis, as applicable) that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in our use of the acquired assets or a significant change in the strategy for our business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, or a reduction of our market capitalization relative to net book value.
We completed our annual goodwill impairment review as of June 28, 2014 and concluded that no impairment charge was required as of that date. To conduct our test of goodwill, the fair value of each reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss equal to the difference between the carrying value of goodwill and its implied fair value. We estimate the fair values of our reporting units using discounted cash flow valuation models. Those models require estimates of future revenues, profits, capital expenditures, working capital, terminal values based on revenue multiples, and discount rates for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. The estimated fair value of each reporting unit was more than double its carrying value as of June 28, 2014.
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
We maintain a U.S. defined benefit pension plan (the Plan) that covers certain persons who were employees of Computervision Corporation (acquired by us in 1998). Benefits under the Plan were frozen in 1990. In the second quarter of 2014, we began the process of terminating the Plan, which will include settling Plan liabilities by offering lump sum distributions to plan participants and purchasing annuity contracts to cover vested benefits. We expect to complete the termination process by September 30, 2015.
As of September 30, 2014, we have valued the projected benefit obligations for our U.S. Plan based on the present value of estimated costs to settle the liabilities through a combination of lump sum payments to beneficiaries and purchasing annuities from an insurance company.  This reflects an estimate of how many participants we expect will accept a lump sum offering, and an estimate of lump sum pay-outs for those participants based on the current lump sum rates approved by the IRS. Liabilities expected to be settled through the purchase of annuity contracts have been estimated based on future benefit payments, discounted based on current interest rates that correspond to the liability pay-outs, adjusted to reflect a premium that would be assessed by the insurer. We expect to settle the liabilities by the end of fiscal 2015. As the liabilities are settled, losses (currently estimated to be approximately $65 million) will be recognized up to the amount of unamortized losses in accumulated other comprehensive income, based on the projected benefit obligations measured as of the dates the settlements occur. Prior to settling the liabilities, we will contribute such additional amounts (currently estimated to be approximately $25 million) as may be necessary to fully fund the Plan. Such contributions are expected to be made concurrent with settling the liabilities but may be made earlier at our discretion.
As of September 30, 2014 and 2013, the U.S. discount rate was determined using a bond-matching tool. Under this tool, discount rates are derived by identifying a theoretical settlement portfolio of high quality bonds sufficient to provide for the pension plan's projected benefit payments. A single rate is then determined that results in a discounted value of the plan's benefit payments that equates to the market value of the selected bonds. In determining our U.S. pension cost for 2014, 2013 and 2012, we used a discount rate of 4.90%, 4.00% and 4.50%, respectively, and an expected return on plan assets of 7.25% for all three years.
Certain of our international subsidiaries (principally Germany) also sponsor pension plans. Accounting and reporting for these plans requires the use of country-specific assumptions for discount rates and expected rates of return on assets. We apply a consistent methodology in determining the key assumptions that, in addition to future experience assumptions such as mortality rates, are used by our actuaries to determine our liability and expense for each of these plans. The discount rate for Germany was selected with reference to a spot-rate yield curve based on the yields of Aa-rated Euro-denominated corporate bonds. In addition, our actuarial consultants determine the expense and liabilities of the plan using other assumptions for future experience, such as mortality rates. In determining our pension cost for 2014, 2013 and 2012, we used weighted average discount rates of 3.3%, 3.4% and 4.8%, respectively, and weighted average expected returns on plan assets of 5.7%, 5.4% and 5.4%, respectively. In 2014, 2013 and 2012, our actual return on plan assets for all plans was $15.9 million, $13.6 million and $16.5 million, respectively. If actual returns are below our expected rates of return, it will impact the amount and timing of future contributions and expense for these plans. We expect lower rates of return in 2015 because we transferred U.S. plan assets from equities to fixed income securities in 2014 in contemplation of terminating the plan and distributing assets from the plan.
As of September 30, 2014 and 2013, our plans in total were underfunded, representing the difference between our projected benefit obligation and fair value of plan assets, by $61.2 million and $50.1 million, respectively. The projected benefit obligation as of September 30, 2014 was determined using a discount rate of 3.8% for the U.S. plan and a weighted average discount rate of 2.4% for our international plans. The most sensitive assumptions used in calculating the expense and liability of our pension plans are the discount rate and the expected return on plan assets. Total GAAP net periodic pension cost was $3.3 million in 2014 and we expect it to be approximately $8 million in 2015. The increase in GAAP pension cost in 2015 is due primarily to lower expected returns on U.S. plan assets as described above. A 50 basis point change to our discount rate and expected return on plan assets assumptions would have changed our pension expense for the year ended September 30, 2014 by approximately $1 million. A 50 basis point decrease in our discount rate assumptions would increase our projected benefit obligation as of September 30, 2014 by approximately $16 million.
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
Liquidity and Capital Resources

	September 30,
	2014	2013	2012
	(in thousands)
Cash and cash equivalents	$293,654	$241,913	$489,543
Activity for the year included the following:
Cash provided by operating activities	$304,552	$224,683	$217,975
Cash used by investing activities	(348,800)	(274,450)	(31,633)
Cash provided (used) by financing activities	105,353	(196,524)	134,663

We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. The portfolio is invested in short-term instruments to ensure cash is available to meet requirements as needed. At September 30, 2014, cash and cash equivalents totaled $293.7 million, up from $241.9 million at September 30, 2013, reflecting $304.6 million in operating cash flow, $353.8 million of net amounts borrowed under our credit facility ($110 million borrowed in the first quarter of 2014 for our acquisition of ThingWorx, $295 million borrowed in the fourth quarter for our acquisition of Axeda and our accelerated share repurchase transaction, net of amounts repaid in the second and third quarters of 2014), partially offset by $323.5 million used for our acquisitions of Axeda, Atego and ThingWorx and $224.9 million used to repurchase common shares outstanding.
Cash provided by operating activities
Cash provided by operating activities was $304.6 million in 2014, compared to $224.7 million in 2013 and $218.0 million in 2012. Cash provided by operations was higher due to higher earnings (pre-tax income was $186.1 million in 2014 compared to $126.2 million in 2013 and $120.7 million in 2012), lower restructuring payments ($20.6 million in 2014, compared to $37.2 million in 2013 and $20.9 million in 2012) and lower income tax payments. Cash paid for income taxes was $25.5 million, $35.4 million and $53.0 million in 2014, 2013 and 2012, respectively.
Accounts receivable days sales outstanding was 58 days as of September 30, 2014 compared to 60 days as of September 30, 2013 and 61 days as of September 30, 2012. We periodically provide financing with payment terms up to 24 months to credit-worthy customers. Other assets in the accompanying consolidated balance sheets include non-current receivables from customers related to extended payment term contracts totaling $13.5 million and $17.0 million at September 30, 2014 and 2013, respectively. We periodically transfer future payments under customer contracts to third-party financial institutions on a non-recourse basis. We sold $24.5 million of receivables in 2014 compared to $17.0 million in 2013 and $14.3 million in 2012.
Cash used by investing activities

	Year ended September 30,
	2014	2013	2012
	(in thousands)
Acquisitions of businesses, net of cash acquired	$(323,525)	$(245,843)	$(220)
Additions to property and equipment	(25,275)	(29,328)	(31,413)
Other	—	721	—
	$(348,800)	$(274,450)	$(31,633)
In in the fourth quarter 2014, we acquired Axeda and Atego for $165.9 million and $46.1 million, respectively, net of cash acquired, and in the second quarter of 2014, we acquired ThingWorx for $111.5 million, net of cash acquired. In the first quarter of 2013, we acquired Servigistics, Inc. for $220.8 million, net of cash acquired and, in the fourth quarter of 2013, we acquired NetIDEAS and Enigma Information Systems LTD, for an aggregate of $25.0 million, net of cash acquired.
Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements.
Cash provided (used) by financing activities

	Year ended September 30,
	2014	2013	2012
	(in thousands)
Borrowings under credit facility	$1,386,250	$—	$230,000
Repayments of borrowings under credit facility	(1,032,500)	(111,875)	(60,000)
Repurchases of common stock	(224,915)	(74,871)	(34,953)
Proceeds from issuance of common stock	877	4,884	21,210
Payments of withholding taxes in connection with vesting of stock-based awards	(26,857)	(14,996)	(20,967)
Excess tax benefits from stock-based awards	10,428	334	1,324
Credit facility origination costs	(7,930)	—	(1,951)
	$105,353	$(196,524)	$134,663

In both the second and fourth quarters of 2014, we refinanced our credit facility as described in Credit Facility below. We incurred $7.9 million and $1.9 million of origination costs in 2014 and 2012, respectively, in connection with entering into and amending the new and previous credit facilities. In 2014, we borrowed $280 million to finance acquisitions and $125 million to repurchase shares under an accelerated share repurchase transaction. In 2012, we borrowed $230 million to finance our acquisition of Servigistics. Proceeds from issuance of common stock reflects stock option exercises. Stock option exercises totaled 0.1 million shares in 2014, 0.5 million shares in 2013 and 2.3 million shares in 2012. As of September 30, 2014, stock options outstanding had gross exercise prices totaling approximately $0.1 million. Accordingly, assuming no additional stock options are granted, future proceeds from option exercises will be immaterial.
Share Repurchase Authorization
Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors has periodically authorized the repurchase of shares of our common stock. We were authorized to repurchase up to $100 million worth of shares with cash from operations for each of our fiscal years 2014, 2013 and 2012. Additionally, on August 4, 2014, our Board of Directors authorized us to repurchase up to an additional $600 million of our common stock through September 30, 2017.  We intend to use cash from operations and borrowings under our credit facility to make such repurchases.  Pursuant to this repurchase authorization, in the fourth quarter we entered into the $125 million accelerated share repurchase agreement described below.  We repurchased 5.1 million shares at a cost of $224.9 million in 2014 (including $37.5 million held by the bank pending final settlement of the ASR described below), 3.1 million shares at a cost of $74.9 million in 2013 and 1.6 million shares at a cost of $35.0 million in 2012. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.
On August 14, 2014, we entered into an accelerated share repurchase (“ASR”) agreement with a major financial institution (“Bank”). The ASR allows us to buy a large number of shares immediately at a purchase price determined by an average market price over a period of time. Under the ASR, we agreed to purchase $125.0 million of our common stock, in total, with an initial delivery of 2,300,210 shares (“Initial Shares”) of our common stock to us by the Bank. The Initial Shares represent the number of shares at the current market price equal to 70% of the total fixed purchase price of $125.0 million. The repurchased shares were retired and returned to an unissued status. The remainder of the total purchase price of $37.5 million reflects the value of the stock held by the Bank pending final settlement and, accordingly, was recorded as a reduction to additional paid-in capital. Final settlement of the ASR will occur no later than February 17, 2015 at the Bank’s discretion. Upon settlement of the ASR, the total shares repurchased by us will be determined based on a share price equal to the daily volume weighted-average price (“VWAP”) of our common stock during the term of the ASR program, less a fixed per share discount amount. At settlement, the Bank will deliver additional shares to us in the event total shares are greater than the 2,300,210 shares initially delivered, and we will issue additional shares or cash to the Bank, at our option, in the event total shares are less than the shares initially delivered. As of September 30, 2014, based on the VWAP of our common stock for the period August 14, 2014 through September 30, 2014, settlement of the ASR would have resulted in 982,419 additional shares delivered by the Bank to us.
Credit Facility
In September 2014, we entered into a multi-currency credit facility with a syndicate of sixteen banks for which JPMorgan Chase Bank, N.A. acts as Administrative Agent. The credit facility replaced a credit facility with the same banks entered into in January 2014. We expect to use the credit facility for general corporate purposes, including acquisitions of businesses, share repurchases and working capital requirements. As of September 30, 2014, the fair value of our credit facility approximates our book value.
The credit facility consists of a $500 million term loan and a $1 billion revolving loan commitment, and may be increased by an additional $250 million (in the form of revolving loans or term loans, or a combination thereof) if the existing or additional lenders are willing to make such increased commitments. The revolving loan commitment does not require amortization of principal. The term loan requires prepayment of principal at the end of each calendar quarter. The revolving loan and term loan may be repaid in whole or in part prior to the scheduled maturity dates at our option without penalty or premium. The credit facility matures on September 15, 2019, when all remaining amounts outstanding will be due and payable in full. We are required to make principal payments under the term loan of $25 million, $50 million, $50 million, $75 million and $300 million in 2015, 2016, 2017, 2018 and 2019, respectively.
PTC is the sole borrower under the credit facility. The obligations under the credit facility are guaranteed by PTC’s material domestic subsidiaries and 65% of the voting equity interests of PTC’s material first-tier foreign subsidiaries are pledged as collateral for the obligations.
As of September 30, 2014, we had $611.9 million outstanding under the credit facility comprised of the $500 million term loan and a $111.9 million revolving loan.

The credit facility limits PTC’s and its subsidiaries’ ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends (other than to PTC) and make other distributions; make investments and enter into joint ventures; dispose of assets; and engage in transactions with affiliates, except on an arms-length basis. Under the credit facility, PTC and its material domestic subsidiaries may not invest cash or property in, or loan to, PTC’s foreign subsidiaries in aggregate amounts exceeding $75 million for any purpose and an additional $150 million for acquisitions of businesses. In addition, under the credit facility, PTC and its subsidiaries must maintain the following financial ratios:

•	a leverage ratio, defined as consolidated funded indebtedness to consolidated trailing four quarters EBITDA, of no greater than 3.00 to 1.00 at any time; and

•
a fixed charge coverage ratio, defined as the ratio of consolidated trailing four quarters EBITDA less consolidated capital expenditures to consolidated fixed charges, of no less than 3.50 to 1.00 at any time.

As of September 30, 2014, our leverage ratio was 1.82 to 1.00, our fixed charge coverage ratio was 17.70 to 1.00 and we were in compliance with all financial and operating covenants of the credit facility. As of September 30, 2014, we had approximately $408 million available to borrow under the credit facility within our covenant limits. On November 17, 2014, we borrowed an additional $35 million under our credit facility for short-term cash requirements, including the payment of fiscal 2014 incentive compensation.
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

For a description of additional terms and conditions of the credit facility, including limitations on our ability to undertake certain actions, see Note H Debt in “Notes to Consolidated Financial Statements” in this Annual Report.
Expectations for Fiscal 2015
We believe that existing cash and cash equivalents, together with cash generated from operations, and amounts available under our credit facility will be sufficient to meet our working capital and capital expenditure requirements through at least the next twelve months and to meet our known long-term capital requirements. In 2015, we expect to repurchase $125 million of our stock and repay $100 million of borrowings under our credit facility.
We evaluate possible strategic transactions on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible strategic transactions. Our expected uses of cash could change, our cash position could be reduced and we may incur additional debt obligations to the extent we complete additional acquisitions.
As described in Note M Pension Plans in "Notes to Consolidated Financial Statements" in this Annual Report, we have begun the process of terminating our U.S. pension plan. We expect to contribute an additional $25 million to the plan in 2015 to complete the termination. Additionally, we expect to make voluntary contributions to a non-U.S. plan of $20 million in 2015, $10 million of which was contributed in October 2014.
At September 30, 2014, we had cash and cash equivalents of $72.9 million in the United States, $76.0 million in Europe, $99.1 million in the Pacific Rim (including India), $21.2 million in Japan and $24.4 million in other non-U.S. countries. As of September 30, 2014, we had an outstanding intercompany loan receivable of $29.6 million. This amount can be repaid with cash generated by our foreign subsidiaries and repatriated to the U.S. without future tax cost. Additionally, we are evaluating several feasible strategies that can be employed to repatriate foreign earnings, at minimal tax cost.
Contractual Obligations
At September 30, 2014, our contractual obligations were as follows:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Credit facility (1)	$663.6	$36.9	$121.9	$504.8	$—
Operating leases (2)	172.6	40.2	56.3	36.8	39.2
Purchase obligations (3)	36.2	25.4	10.8	—	—
Pension liabilities (4)	61.2	42.1	1.7	1.7	15.7
Unrecognized tax benefits (5)	15.0	—	—	—	—
Total	$948.5	$144.6	$190.7	$543.3	$54.9

(1)
Credit facility amounts above include required principal repayments and interest and commitment fees based on the balance outstanding as of September 30, 2014 and the interest rate in effect as of September 30, 2014, 1.625%.

(2)
The future minimum lease payments above include minimum future lease payments for excess facilities under noncancelable operating leases. These leases qualify for operating lease accounting treatment and, as such, are not included on our balance sheet. See Note I Commitments and Contingencies of “Notes to Consolidated Financial Statements” in this Annual Report for additional information regarding our operating leases.

(3)
Purchase obligations represent minimum commitments due to third parties, including royalty contracts, research and development contracts, telecommunication contracts, information technology maintenance contracts in support of internal-use software and hardware and other marketing and consulting contracts. Contracts for which our commitment is variable, based on volumes, with no fixed minimum quantities, and contracts that can be canceled without payment penalties have been excluded. The purchase obligations included above are in addition to amounts included in current liabilities and prepaid expenses recorded on our September 30, 2014 consolidated balance sheet.

(4)
These obligations relate to our U.S. and international pension plans. These liabilities are not subject to fixed payment terms. Payments have been estimated based on the plans’ current funded status, planned employer contributions and actuarial assumptions. In addition, we may, at our discretion, make additional voluntary contributions to the plans. See Note M Pension Plans of “Notes to Consolidated Financial Statements” in this Annual Report for further discussion.

(5)
As of September 30, 2014, we had recorded total unrecognized tax benefits of $15.0 million. This liability is not subject to fixed payment terms and the amount and timing of payments, if any, which we will make related to this liability, are not known. See Note G Income Taxes of “Notes to Consolidated Financial Statements” in this Annual Report for additional information.

As of September 30, 2014, we had letters of credit and bank guarantees outstanding of approximately $3.6 million (of which $0.9 million was collateralized), primarily related to our corporate headquarters lease in Needham, Massachusetts.
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
Our non-U.S. revenues generally are transacted through our non-U.S. subsidiaries and typically are denominated in their local currency. In addition, expenses that are incurred by our non-U.S. subsidiaries typically are denominated in their local currency. In 2014, 2013 and 2012, approximately two-thirds of our revenue and half of our expenses were transacted in currencies other than the U.S. dollar. Currency translation affects our reported results because we report our results of operations in U.S. Dollars. Historically, our most significant currency risk has been changes in the Euro and Japanese Yen relative to the U.S. Dollar. Based on 2014 revenue and expense levels (excluding restructuring charges), a $0.10 change in the USD to European exchange rates and a 10 Yen change in the Yen to USD exchange rate would impact operating income by approximately $12 million and $7 million, respectively.
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
As of September 30, 2014 and 2013, we had outstanding forward contracts with notional amounts equivalent to the following:

	September 30,
Currency Hedged	2014	2013
	(in thousands)
Canadian/U.S. Dollar	$25,583	$41,852
Euro/U.S. Dollar	61,751	50,902
British Pound/Euro	14,259	—
Israeli Sheqel/U.S. Dollar	6,144	3,413
Japanese Yen/U.S. Dollar	—	6,496
Swiss Franc/U.S. Dollar	1,200	9,678
All other	8,051	12,093
Total	$116,988	$124,434
Debt
As of September 30, 2014, we had $611.9 million outstanding under our variable-rate credit facility comprised of a $500 million term loan and a $111.9 million revolving loan. Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by the Company. These loans are subject to interest rate risk as interest rates will be adjusted at each rollover date to the extent such amounts are not repaid. As of September 30, 2014, the annual rates on the term and revolving loan loans were 1.625% (both of which will reset on December 17, 2014). If there was a hypothetical 100 basis point change in interest rates, the annual net impact to earnings and cash flows would be $6.1 million. This hypothetical change in cash flows and earnings has been calculated based on the borrowings outstanding at September 30, 2014 and a 100 basis point per annum change in interest rate applied over a one-year period.
Cash and cash equivalents
As of September 30, 2014, cash equivalents were invested in highly liquid investments with maturities of three months or less when purchased. We invest our cash with highly rated financial institutions in North America, Europe and Asia-Pacific and in diversified domestic and international money market mutual funds. At September 30, 2014, we had cash and cash equivalents of $72.9 million in the United States, $76.0 million in Europe, $99.1 million in the Pacific Rim (including India), $21.2 million in Japan and $24.4 million in other non-U.S. countries. Given the short maturities and investment grade quality of the portfolio holdings at September 30, 2014, a hypothetical 10% change in interest rates would not materially affect the fair value of our cash and cash equivalents.
Our invested cash is subject to interest rate fluctuations and, for non-U.S. operations, foreign currency risk. In a declining interest rate environment, we would experience a decrease in interest income. The opposite holds true in a rising interest rate environment. Over the past several years, the U.S. Federal Reserve Board, European Central Bank and Bank of England have changed certain benchmark interest rates, which have led to declines and increases in market interest rates. These changes in market interest rates have resulted in fluctuations in interest income earned on our cash and cash equivalents. Interest income will continue to fluctuate based on changes in market interest rates and levels of cash available for investment. Our consolidated cash balances were impacted unfavorably by $9.4 million and $1.3 million in 2014 and 2013, respectively, and favorably by $0.7 million in 2012 due to changes in foreign currencies relative to the U.S. dollar, particularly the Euro and the Japanese Yen.

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
As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2014.
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
Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2014 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on this assessment and those criteria, our management concluded that, as of September 30, 2014, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of September 30, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears under Item 8.
Change in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.Other Information
None.
PART III

ITEM 10.Directors, Executive Officers and Corporate Governance
The information required by this item with respect to our directors and executive officers may be found in the sections captioned “Proposal 1: Election of Directors,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and "Transactions With Related Persons" appearing in our 2015 Proxy Statement. Such information is incorporated into this Item 10 by reference.
Our executive officers are:

Name	Age	Position
James Heppelmann	50	President and Chief Executive Officer
Barry Cohen	70	Executive Vice President, Strategy
Matthew Cohen	38	Executive Vice President, Global Services
Anthony DiBona	59	Executive Vice President, Global Support
Jeffrey Glidden	64	Executive Vice President, Chief Financial Officer
Robert Ranaldi	45	Executive Vice President, Worldwide Sales
Aaron von Staats	48	Corporate Vice President, General Counsel and Secretary
Mr. Heppelmann has been our President and Chief Executive Officer since October 2010. Mr. Heppelmann was our President and Chief Operating Officer from March 2009 through September 2010. Prior to that, Mr. Heppelmann served as our Executive Vice President and Chief Product Officer from February 2003 to March 2009. Mr. Heppelmann joined PTC in 1998.
Mr. Barry Cohen has been our Executive Vice President, Strategy since October 2010. Mr. Cohen was our Executive Vice President, Strategic Services and Partners from August 2002 through September 2010. Mr. Cohen joined PTC in 1998.
Mr. Matthew Cohen has been our Executive Vice President, Global Services since April 2014. Mr. Cohen was a Divisional Vice President, Global Services from September 2010 to March 2014. Mr. Cohen joined PTC in 2001.
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

ITEM 11.Executive Compensation
Information with respect to director and executive compensation may be found under the headings captioned “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation,” and "Compensation Committee Report" appearing in our 2015 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item with respect to security ownership may be found under the headings captioned “Information about PTC Common Stock Ownership” in our 2015 Proxy Statement. Such information is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION as of SEPTEMBER 30, 2014
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2000 Equity Incentive Plan (1)	4,388,907	(1)	$6.98	(2)	5,104,355
Total	4,388,907		$6.98	(2)	5,104,355

(1) Includes 4,379,916 shares of our common stock issuable upon vesting of outstanding restricted stock units granted under our 2000 Equity Incentive Plan.
(2) The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock units, which have no exercise price.

ITEM 13.Certain Relationships and Related Transactions, and Director Independence
Information with respect to this item may be found under the headings “Independence of Our Directors,” “Review of Transactions with Related Persons” and “Transactions with Related Persons” appearing in our 2015 Proxy Statement. Such information is incorporated herein by reference.

ITEM 14.Principal Accounting Fees and Services
Information with respect to this item may be found under the headings “Engagement of Independent Auditor and Approval of Professional Services and Fees” and “PricewaterhouseCoopers LLP Professional Services and Fees” appearing in our 2015 Proxy Statement. Such information is incorporated herein by reference.

PART IV

ITEM 15.Exhibits and Financial Statement Schedules
(a) Documents Filed as Part of Form 10-K

1.	Financial Statements
	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets as of September 30, 2014 and 2013	F-2
	Consolidated Statements of Operations for the years ended September 30, 2014, 2013 and 2012	F-3
	Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2014, 2013 and 2012	F-4
	Consolidated Statements of Cash Flows for the years ended September 30, 2014, 2013 and 2012	F-5
	Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2014, 2013 and 2012	F-6
	Notes to Consolidated Financial Statements	F-7
2.	Financial Statement Schedules
Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included in the Financial Statements per Item 15(a)1 above.

3.	Exhibits
The list of exhibits in the Exhibit Index is incorporated herein by reference.
 (b) Exhibits
We hereby file the exhibits listed in the attached Exhibit Index.
(c) Financial Statement Schedules
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of November, 2014.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below, on the 26th day of November, 2014.

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

2.2	—
Agreement and Plan of Merger dated as of July 23, 2014 by and among PTC Inc., Aztec Acquisition Corporation, Axeda Corporation, and Fortis Advisors LLC, as the Securityholder Representative (filed as Exhibit 10.1 to our Current Report on Form 8-K dated July 24, 2014 (File No. 0-18059) and incorporated herein by reference).

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
By-Laws, as amended and restated, of PTC Inc. (filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014 (File No. 0-18059) and incorporated herein by reference).

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
Form of Restricted Stock Unit Certificate (U.S.) (filed as Exhibit 10.1.11 to our Annual Report Form 10-K for the fiscal year ended September 30, 2013 (File No. 0-18059) and incorporated herein by reference).

10.1.12*	—	Form of Restricted Stock Unit Certificate (U.S. Section 16 Officers).

10.1.13*	—	Form of Restricted Stock Unit Certificate (U.S. Non Section 16 Executives).

10.1.14	—	Form of Restricted Stock Unit Certificate (U.S.).

10.2*	—
2009 Executive Cash Incentive Performance Plan (filed as Exhibit 10.5 to our Annual Report Form 10-K for the fiscal year ended September 30, 2012 (File No. 0-18059) and incorporated herein by reference).

10.3*	—
Executive Agreement by and between PTC Inc. and Robert Ranaldi entered into May 6, 2011 (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended July 2, 2011 (File No. 0-18059) and incorporated herein by reference).

10.4*	—
Amended and Restated Executive Agreement with James Heppelmann, President and Chief Executive Officer, dated May 7, 2010 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010 (File No. 0-18059) and incorporated herein by reference).

10.5*	—
Amendment to Executive Agreement dated as of November 18, 2011 by and between PTC Inc. and James Heppelmann to Amended and Restated Executive Agreement dated as of May 7, 2010 by and between PTC and James Heppelmann (filed as Exhibit 10.2 to our Current Report on Form 8-K dated November 15, 2011 (File No. 0-18059) and incorporated herein by reference).

10.6*	—
Amendment to Executive Agreement by and between PTC Inc. and James Heppelmann dated May 13, 2013 (filed as Exhibit 10.9 to our Annual Report Form 10-K for the fiscal year ended September 30, 2013 (File No. 0-18059) and incorporated herein by reference).

10.7*	—
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
Executive Agreement dated April 16, 2014 with Matthew Cohen (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014 (File No. 0-18059) and incorporated herein by reference).

10.11	—
Lease dated December 14, 1999 by and between PTC Inc. and Boston Properties Limited Partnership (filed as Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 0-18059) and incorporated herein by reference).

10.12	—
Third Amendment to Lease Agreement dated as of October 27, 2010 by and between Boston Properties Limited Partnership and PTC Inc. (filed as Exhibit 10.1 to our Current Report on Form 8-K dated November 8, 2010 (File No. 0-18059) and incorporated herein by reference).

10.13	—
Credit Agreement dated as of September 15, 2014 by and among PTC Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (filed as Exhibit 10 to our Current Report on Form 8-K dated September 16, 2014 (File No. 0-18059) and incorporated herein by reference).

10.14	—
Fixed Dollar Accelerated Share Repurchase Transaction Confirmation dated August 14, 2014 between PTC Inc. and Morgan Stanley & Co. LLC (filed as Exhibit 10.1 to our Current Report on Form 8-K dated August 15, 2014 (File No. 0-18059) and incorporated herein by reference).

10.15	—
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
The following materials from PTC Inc.'s Annual Report on Form 10-K for the year ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2014 and 2013; (ii) Consolidated Statements of Operations for the years ended September 30, 2014, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2014, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2014, 2013 and 2012; (v) Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2014, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.

*	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of PTC participates.

**	Indicates that the exhibit is being furnished with this report and is not filed as a part of it.

APPENDIX A
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of PTC Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of PTC Inc. and its subsidiaries at September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Annual Report on Internal Control over Financial Reporting” appearing under item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
November 26, 2014

PTC Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$293,654	$241,913
Accounts receivable, net of allowance for doubtful accounts of $1,622 and $3,030 at September 30, 2014 and 2013, respectively	235,688	229,106
Prepaid expenses	37,667	45,674
Other current assets	133,859	123,878
Deferred tax assets	31,299	39,645
Total current assets	732,167	680,216
Property and equipment, net	67,783	64,652
Goodwill	1,012,527	769,095
Acquired intangible assets, net	336,873	273,121
Deferred tax assets	8,958	7,696
Other assets	41,646	34,126
Total assets	$2,199,954	$1,828,906
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,802	$16,205
Accrued expenses and other current liabilities	57,536	49,801
Accrued compensation and benefits	144,875	112,733
Accrued income taxes	9,329	7,074
Deferred tax liabilities	854	853
Current portion of long term debt	25,000	15,000
Deferred revenue	369,271	326,947
Total current liabilities	626,667	528,613
Long term debt, net of current portion	586,875	243,125
Deferred tax liabilities	36,601	42,088
Deferred revenue	13,273	9,966
Other liabilities	82,649	78,634
Total liabilities	1,346,065	902,426
Commitments and contingencies (Note I)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 115,025 and 118,446 shares issued and outstanding at September 30, 2014 and 2013, respectively	1,150	1,185
Additional paid-in capital	1,597,277	1,786,820
Accumulated deficit	(650,171)	(810,365)
Accumulated other comprehensive loss	(94,367)	(51,160)
Total stockholders’ equity	853,889	926,480
Total liabilities and stockholders’ equity	$2,199,954	$1,828,906
The accompanying notes are an integral part of these consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended September 30,
	2014	2013	2012
Revenue:
License	$369,691	$344,209	$348,394
Service	295,009	294,653	295,342
Support	692,267	654,679	611,943
Total revenue	1,356,967	1,293,541	1,255,679
Cost of revenue:
Cost of license revenue	31,663	33,004	30,595
Cost of service revenue	256,876	258,954	265,483
Cost of support revenue	85,144	81,081	76,050
Total cost of revenue	373,683	373,039	372,128
Gross margin	983,284	920,502	883,551
Sales and marketing	357,447	360,640	377,796
Research and development	226,496	221,918	214,960
General and administrative	142,232	131,937	117,468
Amortization of acquired intangible assets	32,127	26,486	20,303
Restructuring charges	28,406	52,197	24,928
Total operating expenses	786,708	793,178	755,455
Operating income	196,576	127,324	128,096
Foreign currency losses, net	(4,469)	(2,027)	(5,862)
Interest income	3,117	2,862	2,920
Interest expense	(8,155)	(6,976)	(4,746)
Other income (expense), net	(957)	5,051	328
Income before income taxes	186,112	126,234	120,736
Provision (benefit) for income taxes	25,918	(17,535)	156,134
Net income (loss)	$160,194	$143,769	$(35,398)
Earnings (loss) per share—Basic	$1.36	$1.20	$(0.30)
Earnings (loss) per share—Diluted	$1.34	$1.19	$(0.30)
Weighted average shares outstanding—Basic	118,094	119,473	118,705
Weighted average shares outstanding—Diluted	119,984	121,240	118,705
The accompanying notes are an integral part of these consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year ended September 30,
	2014	2013	2012
Net income (loss)	$160,194	$143,769	$(35,398)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0 for all periods	(24,069)	7,165	(2,176)
Amortization of net actuarial pension loss included in net income, net of tax of $0.3 million, $1.6 million and $1.3 million in 2014, 2013 and 2012, respectively	3,048	2,772	2,046
Pension net gain (loss) arising during the period net of tax of $2.8 million, ($6.3 million) and $5.9 million in 2014, 2013 and 2012, respectively	(22,186)	11,404	(7,607)
Other comprehensive income (loss)	(43,207)	21,341	(7,737)
Comprehensive income (loss)	$116,987	$165,110	$(43,135)
The accompanying notes are an integral part of these consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended September 30,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$160,194	$143,769	$(35,398)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	50,889	48,787	51,305
Depreciation and amortization	77,307	76,551	66,471
(Benefit from) provision for deferred income taxes	(19,946)	(39,714)	104,766
Excess tax benefits realized from stock-based awards	(10,428)	(334)	(1,324)
Other non-cash costs, net	(760)	339	290
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	7,554	17,308	32,309
Accounts payable and accrued expenses	(436)	(4,828)	(8,556)
Accrued compensation and benefits	8,974	11,036	983
Deferred revenue	24,998	6,727	14,362
Accrued income taxes, net of income tax receivable	19,134	(15,211)	(4,005)
Other current assets and prepaid expenses	4,417	(9,113)	8,332
Other noncurrent assets and liabilities	(17,345)	(10,634)	(11,560)
Net cash provided by operating activities	304,552	224,683	217,975
Cash flows from investing activities:
Additions to property and equipment	(25,275)	(29,328)	(31,413)
Acquisitions of businesses, net of cash acquired	(323,525)	(245,843)	(220)
Other	—	721	—
Net cash used by investing activities	(348,800)	(274,450)	(31,633)
Cash flows from financing activities:
Borrowings under credit facility	1,386,250	—	230,000
Repayments of borrowings under credit facility	(1,032,500)	(111,875)	(60,000)
Repurchases of common stock	(224,915)	(74,871)	(34,953)
Proceeds from issuance of common stock	877	4,884	21,210
Excess tax benefits realized from stock-based awards	10,428	334	1,324
Payments of withholding taxes in connection with vesting of stock-based awards	(26,857)	(14,996)	(20,967)
Credit facility origination costs	(7,930)	—	(1,951)
Net cash provided (used) by financing activities	105,353	(196,524)	134,663
Effect of exchange rate changes on cash and cash equivalents	(9,364)	(1,339)	660
Net increase (decrease) in cash and cash equivalents	51,741	(247,630)	321,665
Cash and cash equivalents, beginning of year	241,913	489,543	167,878
Cash and cash equivalents, end of year	$293,654	$241,913	$489,543
The accompanying notes are an integral part of these consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 1, 2011	116,937	$1,169	$1,805,021	$(918,736)	$(64,764)	$822,690
Common stock issued for employee stock-based awards	5,077	51	21,159	—	—	21,210
Shares surrendered by employees to pay taxes related to stock-based awards	(908)	(9)	(20,958)	—	—	(20,967)
Compensation expense from stock-based awards	—	—	51,305	—	—	51,305
Excess tax benefits from stock-based awards	—	—	1,109	—	—	1,109
Net loss	—	—	—	(35,398)	—	(35,398)
Repurchases of common stock	(1,553)	(15)	(34,938)	—	—	(34,953)
Foreign currency translation adjustment	—	—	—	—	(2,176)	(2,176)
Change in pension benefits, net of tax	—	—	—	—	(5,561)	(5,561)
Balance as of September 30, 2012	119,553	1,196	1,822,698	(954,134)	(72,501)	797,259
Common stock issued for employee stock-based awards	2,655	27	4,857	—	—	4,884
Shares surrendered by employees to pay taxes related to stock-based awards	(709)	(7)	(14,989)	—	—	(14,996)
Compensation expense from stock-based awards	—	—	48,787	—	—	48,787
Excess tax benefits from stock-based awards	—	—	307	—	—	307
Net income	—	—	—	143,769	—	143,769
Repurchases of common stock	(3,053)	(31)	(74,840)	—	—	(74,871)
Foreign currency translation adjustment	—	—	—	—	7,165	7,165
Change in pension benefits, net of tax	—	—	—	—	14,176	14,176
Balance as of September 30, 2013	118,446	1,185	1,786,820	(810,365)	(51,160)	926,480
Common stock issued for employee stock-based awards	2,455	24	853	—	—	877
Shares surrendered by employees to pay taxes related to stock-based awards	(808)	(8)	(26,849)	—	—	(26,857)
Compensation expense from stock-based awards	—	—	50,889	—	—	50,889
Excess tax benefits from stock-based awards	—	—	10,428	—	—	10,428
Net income	—	—	—	160,194	—	160,194
Repurchases of common stock	(5,068)	(51)	(187,364)	—	—	(187,415)
Common stock repurchase holdback	—	—	(37,500)	—	—	(37,500)
Foreign currency translation adjustment	—	—	—	—	(24,069)	(24,069)
Change in pension benefits, net of tax	—	—	—	—	(19,138)	(19,138)
Balance as of September 30, 2014	115,025	$1,150	$1,597,277	$(650,171)	$(94,367)	$853,889
The accompanying notes are an integral part of these consolidated financial statements.

PTC Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. Description of Business and Basis of Presentation
Business
PTC Inc. was incorporated in 1985 and is headquartered in Needham, Massachusetts. PTC Inc. develops and delivers technology solutions, comprised of software and services, that transform the way our customers create, operate and service their products for a smart, connected world. Our solutions help our customers in discrete manufacturing organizations optimize the activities within individual business functions, including engineering, software development, supply chain management, manufacturing and service, and coordinate these processes across the enterprise to create product and service advantage. Our technology solutions are complemented by our services and support organizations, as well as third-party resellers and other strategic partners, who provide services and support to customers worldwide.
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
Deferred Revenue
Deferred revenue primarily relates to software support agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and, if not yet paid, the related amount is included in other current assets. Billed but uncollected support-related amounts included in other current assets at September 30, 2014 and 2013 were $116.2 million and $108.6 million, respectively. Deferred revenue consisted of the following:

	September 30,
	2014	2013
	(in thousands)
Deferred support revenue	$335,827	$312,721
Deferred service revenue	19,775	18,793
Deferred license revenue	26,942	5,399
Total deferred revenue	$382,544	$336,913
Cash, Cash Equivalents
Our cash equivalents are invested in money market accounts and time deposits of financial institutions. We have established guidelines relative to credit ratings, diversification and maturities that are intended to maintain safety and liquidity. Cash equivalents include highly liquid investments with maturity periods of three months or less when purchased.
Concentration of Credit Risk and Fair Value of Financial Instruments
The amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short maturities. Financial instruments that potentially subject us to concentration of credit risk consist primarily of investments, trade accounts receivable and foreign currency derivative instruments. Our cash, cash equivalents, and foreign currency derivatives are placed with financial institutions with high credit standings. Our credit risk for derivatives is also mitigated due to the short-term nature of the contracts. Our customer base consists of large numbers of geographically diverse customers dispersed across many industries, and no individual customer comprised more than 10% of our trade accounts receivable as of September 30, 2014 or 2013.
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

•	Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Our significant financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and 2013 were as follows:

	September 30, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Cash equivalents (1)	$101,113	$—	$—	$101,113
Forward contracts	—	339	—	339
	$101,113	$339	$—	$101,452
Financial liabilities:
Contingent consideration related to ThingWorx acquisition	$—	$—	$15,191	$15,191
Forward contracts	—	911	—	911
	$—	$911	$15,191	$16,102

	September 30, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Cash equivalents (1)	$56,706	$—	$—	$56,706
Forward contracts	—	301	—	$301
	$56,706	$301	$—	$57,007
Financial liabilities:
Forward contracts	—	438	—	$438
	$—	$438	$—	$438

(1) Money market funds and time deposits.
For a description of the inputs used to value the contingent consideration liability see Note E Acquisitions. Changes in the fair value of Level 3 contingent consideration liability associated with our acquisition of ThingWorx were as follows:

Contingent Consideration
(in thousands)
Balance at October 1, 2013	$—
ThingWorx contingent consideration at acquisition	13,048
Change in fair value of contingent consideration	2,143
Balance at September 30, 2014	$15,191

Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In determining the adequacy of the allowance for doubtful accounts, management specifically analyzes individual accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic conditions, and accounts receivable aging trends. Our allowance for doubtful accounts on trade accounts receivable was $1.6 million as of September 30, 2014, $3.0 million as of September 30, 2013, $3.4 million as of September 30, 2012 and $3.9 million as of September 30, 2011. Uncollectible trade accounts receivable written-off, net of recoveries, were $0.6 million, $0.6 million and $0.8 million in 2014, 2013 and 2012, respectively. Bad debt (credit) expense was $(0.8) million, $0.2 million and $0.3 million in 2014, 2013 and 2012, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.
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
As of September 30, 2014 and 2013, amounts due from customers for contracts with original payment terms greater than twelve months (financing receivables) totaled $58.1 million and $53.1 million, respectively. Accounts receivable and other current assets in the accompanying consolidated balance sheets include current receivables from such contracts totaling $44.6 million and $36.1 million at September 30, 2014 and 2013, respectively, and other assets in the accompanying consolidated balance sheets include long-term receivables from such contracts totaling $13.5 million and $17.0 million at September 30, 2014 and 2013, respectively. As of September 30, 2014 and September 30, 2013, respectively, none of these receivables were past due. Our credit risk assessment for financing receivables was as follows:

	September 30,
	2014	2013
	(in thousands)
S&P bond rating BBB- and above-Tier 1	$41,152	$42,189
Internal Credit Assessment-Tier 2	16,989	10,934
Internal Credit Assessment-Tier 3	—	—
Total financing receivables	$58,141	$53,123

We evaluate the need for an allowance for doubtful accounts for estimated losses resulting from the inability of these customers to make required payments. We write off uncollectible trade and financing receivables when we have exhausted all collection avenues. As of September 30, 2014 and 2013, we concluded that all financing receivables were collectible and no reserve for credit losses was recorded. We did not provide a reserve for credit losses or write off any uncollectible financing receivables in 2014, 2013 and 2012.
We periodically transfer future payments under certain of these contracts to third-party financial institutions on a non-recourse basis. We record such transfers as sales of the related accounts receivable when we surrender control of such receivables. In 2014, 2013 and 2012, we sold $24.5 million, $17.0 million and $14.3 million, respectively, of financing receivables to third-party financial institutions.
Derivatives
Generally accepted accounting principles require all derivatives, whether designated in a hedging relationship or not, to be recorded on the balance sheet at fair value. Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met.
Derivatives are financial instruments whose values are derived from one or more underlying financial instruments, such as foreign currency. We enter into derivative transactions, specifically foreign currency forward contracts, to manage our exposure to fluctuations in foreign exchange rates that arise primarily from our foreign currency-denominated receivables and payables. The contracts are primarily denominated in European currencies, typically have maturities of approximately three months or less and require an exchange of foreign currencies for U.S. dollars at maturity of the contracts at rates agreed to at inception of the contracts. We do not enter into or hold derivatives for trading or speculative purposes. Generally, we do not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized immediately in earnings. Because we enter into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Gains and losses on forward contracts and foreign denominated receivables and payables are included in foreign currency net losses.
As of September 30, 2014 and 2013, we had outstanding forward contracts with notional amounts equivalent to the following:

	September 30,
Currency Hedged	2014	2013
	(in thousands)
Canadian/U.S. Dollar	$25,583	$41,852
Euro/U.S. Dollar	61,751	50,902
British Pound/Euro	14,259	—
Israeli Sheqel/U.S. Dollar	6,144	3,413
Japanese Yen/U.S. Dollar	—	6,496
Swiss Franc/U.S. Dollar	1,200	9,678
All other	8,051	12,093
Total	$116,988	$124,434
The accompanying consolidated balance sheets include net assets of $0.3 million in other current assets as of both September 30, 2014 and 2013 and a net liability of $0.9 million and $0.4 million in accrued expenses and other current liabilities as of September 30, 2014 and 2013, respectively, related to the fair value of our forward contracts.
Net gains and losses on foreign currency exposures, including realized and unrealized gains and losses on forward contracts, included in foreign currency net losses, were net losses of $4.5 million, $2.0 million and $5.9 million for 2014, 2013 and 2012, respectively. Excluding the underlying foreign currency exposure being hedged, net realized and unrealized gains and losses on forward contracts included in foreign currency net losses, were net losses of $3.8 million in 2014 and $3.6 million in 2012, and a net gain of $3.4 million in 2013.
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
Software Development Costs
We incur costs to develop computer software to be licensed or otherwise marketed to customers. Research and development costs are expensed as incurred, except for costs of internally developed or externally purchased software that qualify for capitalization. Development costs for software to be sold externally incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized and, upon general release, are amortized using the greater of either the straight-line method over the expected life of the related products or based upon the pattern in which economic benefits related to such assets are realized. The straight-line method is used if it approximates the same amount of expense as that calculated using the ratio that current period gross product revenues bear to total anticipated gross product revenues. No development costs for software to be sold externally were capitalized in 2014, 2013 or 2012. In connection with acquisitions of businesses described in Note E, we capitalized software of $48.9 million and $54.0 million in 2014 and 2013, respectively. These assets are included in acquired intangible assets in the accompanying consolidated balance sheets.
Goodwill, Acquired Intangible Assets and Long-lived Assets
Goodwill is the amount by which the purchase price in a business acquisition exceeds the fair values of net identifiable assets on the date of purchase.
Goodwill is evaluated for impairment annually, as of the end of the third quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Factors we consider important, on an overall company basis and reportable-segment basis, when applicable, that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period and a reduction of our market capitalization relative to net book value. We completed our annual goodwill impairment review as of June 28, 2014 and concluded that no impairment charge was required as of that date. To conduct these tests of goodwill, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss equal to the difference between the carrying value of goodwill and its implied fair value. We estimate the fair values of our reporting units using discounted cash flow valuation models. Those models require estimates of future revenues, profits, capital expenditures, working capital, terminal values based on revenue multiples, and discount rates for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. The estimated fair value of each reporting unit was more than double its carrying value as of June 28, 2014.
Long-lived assets primarily include property and equipment and acquired intangible assets with finite lives (including purchased software, customer lists and trademarks). Purchased software is amortized over periods up to 11 years, customer lists are amortized over periods up to 12 years and trademarks are amortized over periods up to 12 years. We review long-lived assets for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset or asset group. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis.
Advertising Expenses
Advertising costs are expensed as incurred. Total advertising expenses incurred were $2.2 million, $4.2 million and $2.8 million in 2014, 2013 and 2012, respectively.
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
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which includes foreign currency translation adjustments and changes in unrecognized actuarial gains and losses (net of tax) related to pension benefits. For the purposes of comprehensive income disclosures, we do not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as we intend to reinvest permanently undistributed earnings of our foreign subsidiaries. Accumulated other comprehensive loss is reported as a component of stockholders’ equity and, as of September 30, 2014 and 2013, was comprised of cumulative translation adjustment losses of $24.5 million and $0.4 million, respectively, and unrecognized actuarial losses related to pension benefits of $95.9 million ($69.9 million net of tax) and $74.4 million ($50.8 million net of tax), respectively.
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
The following table presents the calculation for both basic and diluted EPS:

	Year ended September 30,
	2014	2013	2012
	(in thousands, except per share data)
Net income (loss)	$160,194	$143,769	$(35,398)
Weighted average shares outstanding	118,094	119,473	118,705
Dilutive effect of employee stock options, restricted shares and restricted stock units	1,890	1,767	—
Diluted weighted average shares outstanding	119,984	121,240	118,705
Basic earnings (loss) per share	$1.36	$1.20	$(0.30)
Diluted earnings (loss) per share	$1.34	$1.19	$(0.30)
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
Related Party Transaction
On November 27, 2013, we entered into a consulting agreement with Professor Michael Porter, a director of PTC. In consideration for providing consulting services, we made a restricted stock unit grant valued at approximately $0.2 million (6,213 shares) to Professor Porter, half of which vested on November 15, 2014 and the other half of which will vest on the earlier of the 2015 Annual Stockholders' Meeting and March 15, 2015. Professor Porter may also earn up to $240,000 in fees for participation in strategy events on behalf of PTC under the agreement. The agreement will terminate on the earlier of the date of PTC's 2015 Annual Stockholders' Meeting and March 15, 2015, unless earlier terminated by either party.
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
C. Restructuring Charges

In September 2014, in support of integrating businesses acquired in the past year and the continued evolution of our business model, we committed to a plan to restructure our workforce. As a result, we recorded a restructuring charge of $26.8 million associated with severance and related costs associated with 283 employees. Additionally, in 2014, we recorded restructuring charges of $1.6 million, primarily associated with the completion of the restructuring actions initiated in the fourth quarter of 2013.
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
The following table summarizes restructuring charges reserve activity for the three years ended September 30, 2014:

	Employee Severance and Related Benefits	Facility Closures and Other Costs	Consolidated Total
	(in thousands)
Balance, October 1, 2011	$—	$666	$666
Charges to operations	24,391	537	24,928
Cash disbursements	(20,401)	(546)	(20,947)
Foreign currency impact	(192)	6	(186)
Balance, September 30, 2012	3,798	663	4,461
Charges to operations	50,874	1,323	52,197
Cash disbursements	(35,510)	(1,689)	(37,199)
Foreign currency impact	72	(2)	70
Balance, September 30, 2013	19,234	295	19,529
Charges to operations	27,918	488	28,406
Cash disbursements	(20,334)	(241)	(20,575)
Foreign currency impact	(983)	(7)	(990)
Balance, September 30, 2014	$25,835	$535	$26,370
The accrual for facility closures and related costs is included in accrued expenses and other current liabilities and other liabilities in the consolidated balance sheet, and the accrual for employee severance and related benefits is included in accrued compensation and benefits in the consolidated balance sheet.
D. Property and Equipment
Property and equipment consisted of the following:

	September 30,
	2014	2013
	(in thousands)
Computer hardware and software	$230,591	$217,724
Furniture and fixtures	19,025	19,211
Leasehold improvements	36,896	35,289
Gross property and equipment	286,512	272,224
Accumulated depreciation and amortization	(218,729)	(207,572)
Net property and equipment	$67,783	$64,652
Depreciation expense was $27.1 million, $31.5 million and $30.4 million in 2014, 2013 and 2012, respectively.

E. Acquisitions
In 2014, we completed the acquisitions of Axeda, Atego and ThingWorx, and in 2013 we completed the acquisitions of Servigistics, Enigma and NetIDEAS. The results of operations of these acquired businesses have been included in our consolidated financial statements beginning on their respective acquisition dates. Axeda, Atego and ThingWorx collectively added $9.8 million to our 2014 revenue and approximately $12 million in operating losses. Servigistics, Enigma and NetIDEAS collectively added $94.9 million to our 2013 revenue.
These acquisitions have been accounted for as business combinations. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the respective acquisition date. The fair values of intangible assets were based on valuations using an income approach, with estimates and assumptions provided by management of the acquired companies and PTC. The process for estimating the fair values of identifiable intangible assets and the ThingWorx contingent consideration liability requires the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill.
In accounting for these business combinations, we recorded net deferred tax liabilities of $21.6 million and $38.7 million in 2014 and 2013, respectively, primarily related to the tax effect of the acquired intangible assets other than goodwill that are not deductible for income tax purposes, partially offset by net operating loss carryforwards. As described in Note G, these net deferred tax liabilities reduced our net deferred tax asset balance and resulted in a tax benefit to decrease our valuation allowance in the U.S. and the U.K.
Acquisition-related costs were $12.7 million, $9.9 million and $3.8 million in 2014, 2013 and 2012, respectively. Acquisition-related costs include direct costs of completing an acquisition (e.g., investment banker fees and professional fees, including legal and valuation services) and expenses related to acquisition integration activities (e.g., professional fees, severance, and retention bonuses). In addition, subsequent adjustments to our initial estimated amount of ThingWorx contingent consideration, primarily net present value changes, are included within acquisition-related charges. These costs have been classified in general and administrative expenses in the accompanying consolidated statements of operations.
2014 Acquisitions
Axeda
On August 11, 2014, pursuant to an Agreement and Plan of Merger with Aztec Acquisition Corporation, a wholly-owned subsidiary of PTC ("Merger Sub"), Axeda Corporation ("Axeda"), and Fortis Advisors LLC, as the Securityholder Representative, we acquired all of the outstanding shares of capital stock of Axeda for approximately $165.9 million in cash (net of cash acquired of $9.6 million). We borrowed $170 million under our credit facility to fund the acquisition.
Axeda is a developer of solutions to securely connect machines and sensors to the cloud. Axeda had approximately160 employees, primarily located in the United States.
The purchase price allocation resulted in $130.4 million of goodwill, which will not be deductible for income tax purposes. Of the acquired goodwill, $126.0 million was allocated to our software products segment and $4.4 million was allocated to our services segment. The resulting amount of goodwill reflects our expectations of the following benefits: (1) acceleration of our entry into the emerging Internet of Things (IoT) market including supporting manufacturers seeking to create and service smart, connected products and helping companies in a wide range of other industries seeking to manage connected products and machines and develop applications for the IoT; (2) our intention to leverage our larger sales force and our intellectual property to attract new contracts and revenue; (3) our intention to leverage Axeda's customer base to sell PTC existing products; and (4) our intention to leverage our established presence in global markets.
Atego
On June 30, 2014, we acquired all of the outstanding shares of capital stock of Atego Group Limited for approximately $46.0 million in cash (net of cash acquired of $3.6 million). At the time of the acquisition, Atego had approximately 110 employees.
Atego developed a Model-Based Systems Engineering (MBSE) solution for safety-critical applications and product line engineering. This technology drives process standardization, allowing distributed teams to collaboratively develop and manage models of complex systems. The purchase price allocation resulted in $27.3 million of goodwill, which will not be deductible for income tax purposes. The resulting amount of goodwill reflects the value of the additional functionality added to our ALM product solutions through the acquisition that we can leverage to increase sales to our customers. The capabilities added with this acquisition are increasingly important to manufacturers as they develop smart, connected products with sophisticated mechanical, electrical and software components.
ThingWorx

On December 30, 2013, pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), we acquired all of the outstanding shares of capital stock of ThingWorx, Inc., creators of a platform for building and running applications for the IoT, for $111.5 million in cash (net of cash acquired of $0.1 million) and $13.0 million representing the fair value of contingent consideration payable upon achievement of targets described below. We borrowed $110.0 million under our existing credit facility to fund the acquisition.
We acquired ThingWorx to accelerate our ability to support manufacturers as they create and service smart, connected products. At the time of the acquisition, ThingWorx had approximately 40 employees.
The former shareholders of ThingWorx are eligible to receive additional consideration of up to $18.0 million, which is contingent on the achievement of certain profitability and bookings targets (as defined in the Merger Agreement) within the period from December 30, 2013 to January 1, 2016. If such targets are achieved, the consideration is payable in cash in two installments, up to half of which will become payable in fiscal 2015, after the first year measurement period, and the remainder of which, including any such amounts not earned in the first measurement period that are subsequently earned, will become payable in fiscal 2016 after the second year measurement period. In connection with accounting for the business combination, we recorded a liability of $13.0 million representing the fair value of the contingent consideration. The liability was valued using a discounted cash flow method and a probability weighted estimate of achievement of the financial targets. The estimated undiscounted range of outcomes for the contingent consideration is $16.5 million to $18.0 million. We will assess the probability that the targets will be met and at what level each reporting period. Any subsequent changes in the estimated fair value of the liability will be reflected in earnings until the liability is fully settled (activity in 2014 was $2.1 million, see Note B).
The purchase price allocation resulted in $102.2 million of goodwill, which will not be deductible for income tax purposes. All of the acquired goodwill was allocated to our software products segment. Additionally, we recorded in process research and development (IPR&D) of $0.5 million related to a version of ThingWorx software released in the third quarter of 2014. The value of the IPR&D was determined using an income approach.
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
Purchase price for our 2014 acquisitions was allocated to assets and liabilities acquired as follows:

Purchase price allocation:	Axeda	Atego	ThingWorx
	(in thousands)
Goodwill	$130,443	$27,256	$102,190
Identifiable intangible assets	59,170	27,750	32,520
Cash	9,575	3,550	133
Deferred revenue	(18,242)	(6,058)	(900)
Deferred tax assets and liabilities, net	(9,145)	(3,476)	(8,934)
Other assumed assets and liabilities, net	3,674	634	(309)
Total allocation of purchase price consideration	175,475	49,656	124,700
Less: cash acquired	(9,575)	(3,550)	(133)
Total purchase price allocation, net of cash acquired	165,900	46,106	124,567
Less: contingent consideration	—	—	(13,048)
Net cash used for acquisitions of businesses	$165,900	$46,106	$111,519
Intangible assets are being amortized over weighted average useful lives based upon the pattern in which economic benefits related to such assets are expected to be realized. Intangible assets for our 2014 acquisitions and their respective average useful lives are in the table that follows.

Intangible asset allocation:	Axeda		Atego		ThingWorx
	($ amounts in thousands)
	Amount	Life	Amount	Life	Amount	Life
Purchased software	$19,700	9	$8,200	11	$21,000	11
Customer lists	36,600	9	19,400	11	8,800	9
Trademarks	2,800	12	150	3	2,300	12
Other	70	2	—		420	3
Total identifiable intangible assets	$59,170		$27,750		$32,520
2013 Acquisitions
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

F. Goodwill and Acquired Intangible Assets
We have two reportable segments: (1) software products and (2) services. As of September 30, 2014 and 2013, goodwill and acquired intangible assets in the aggregate attributable to our software products reportable segment was $1,283.0 million and $979.3 million, respectively, and attributable to our services reportable segment was $66.4 million and $62.9 million, respectively. Goodwill is tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting segment below its carrying value. We completed our annual goodwill impairment review as of June 28, 2014 and concluded that no impairment charge was required as of that date. To conduct these tests of goodwill, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss equal to the difference between the carrying value of goodwill and its implied fair value. We estimate the fair values of our reporting units using discounted cash flow valuation models. Those models require estimates of future revenues, profits, capital expenditures, working capital, terminal values based on revenue multiples, and discount rates for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. The estimated fair value of each reporting unit was more than double its carrying value as of June 28, 2014. Through September 30, 2014, there have not been any events or changes in circumstances that indicate that the carrying values of goodwill or acquired intangible assets may not be recoverable.
Goodwill and acquired intangible assets consisted of the following:

	September 30, 2014			September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Goodwill (not amortized)			$1,012,527			$769,095
Intangible assets with finite lives (amortized) (1):
Purchased software	$278,012	$162,259	$115,753	$233,566	$148,127	$85,439
Capitalized software	22,877	22,877	—	22,877	22,877	—
Customer lists and relationships	360,530	147,469	213,061	304,434	120,338	184,096
Trademarks and trade names	18,479	10,964	7,515	13,427	10,097	3,330
Other	4,117	3,573	544	3,784	3,528	256
	$684,015	$347,142	$336,873	$578,088	$304,967	$273,121
Total goodwill and acquired intangible assets			$1,349,400			$1,042,216
 (1)    The weighted average useful lives of purchased software, customer lists and relationships, trademarks and trade names and other intangible assets with a remaining net book value are 9 years, 10 years, 9 years and 3 years, respectively.
The changes in the carrying amounts of goodwill from October 1, 2013 to September 30, 2014 are due to the impact of acquisitions (described in Note E) and to foreign currency translation adjustments related to those asset balances that are recorded in non-U.S. currencies.
Changes in goodwill presented by reportable segment were as follows:

	Software Products Segment	Services Segment	Total
	(in thousands)
Balance, October 1, 2012	$585,469	$24,878	$610,347
Acquisition of Servigistics	127,033	12,800	139,833
Acquisition of NetIDEAS	—	10,196	10,196
Acquisition of Enigma	3,570	581	4,151
Foreign currency translation	4,476	92	4,568
Balance, September 30, 2013	720,548	48,547	769,095
Acquisition of ThingWorx	102,190	—	102,190
Acquisition of Atego	27,256	—	27,256
Acquisition of Axeda	126,034	4,409	130,443
Foreign currency translation	(16,260)	(197)	(16,457)
Balance, September 30, 2014	$959,768	$52,759	$1,012,527
The aggregate amortization expense for intangible assets with finite lives recorded for the years ended September 30, 2014, 2013 and 2012 was reflected in our consolidated statements of operations as follows:

	Year ended September 30,
	2014	2013	2012
	(in thousands)
Amortization of acquired intangible assets	$32,127	$26,486	$20,303
Cost of license revenue	17,746	18,586	15,819
Cost of service revenue	366	—	—
Total amortization expense	$50,239	$45,072	$36,122
The estimated aggregate future amortization expense for intangible assets with finite lives remaining as of September 30, 2014 is $54.7 million for 2015, $51.2 million for 2016, $48.6 million for 2017, $46.3 million for 2018, $36.7 million for 2019, and $99.4 million thereafter.
G. Income Taxes
Our income (loss) before income taxes consisted of the following:

	Year ended September 30,
	2014	2013	2012
	(in thousands)
Domestic	$17,038	$6,112	$(11,422)
Foreign	169,074	120,122	132,158
Total income before income taxes	$186,112	$126,234	$120,736
Our (benefit) provision for income taxes consisted of the following:

	Year ended September 30,
	2014	2013	2012
	(in thousands)
Current:
Federal	$12,792	$7,081	$8,534
State	2,062	1,512	1,733
Foreign	31,010	13,586	41,101
	45,864	22,179	51,368
Deferred:
Federal	(13,200)	(38,224)	106,041
State	(2,085)	(4,718)	7,706
Foreign	(4,661)	3,228	(8,981)
	(19,946)	(39,714)	104,766
Total provision (benefit) for income taxes	$25,918	$(17,535)	$156,134
The reconciliation between the statutory federal income tax rate and our effective income tax rate is shown below:

	Year ended September 30,
	2014	2013	2012
Statutory federal income tax rate	35%	35%	35%
Change in valuation allowance	(11)%	(32)%	103%
State income taxes, net of federal tax benefit	1%	1%	—%
Federal and state research and development credits	—%	(1)%	(1)%
Tax audit and examination settlements	—%	(1)%	1%
Foreign rate differences	(19)%	(26)%	(16)%
Foreign withholding tax	3%	5%	3%
Subsidiary reorganization	—%	—%	3%
Other, net	5%	5%	1%
Effective income tax rate	14%	(14)%	129%
In 2014, our effective tax rate was a provision of 14% on pre-tax income of $186.1 million.  Our effective tax rate was lower than the 35% statutory federal income tax rate due, in large part, to the reversal of a portion of the valuation allowance against U.S. deferred tax assets.  We recorded benefits resulting from 2014 acquisitions as described below. Other factors impacting the effective tax rate include: our corporate structure in which our foreign taxes are at an effective tax rate lower than the U.S. rate, foreign withholding taxes of $5.1 million and the establishment of a valuation allowance totaling $3.5 million in two foreign subsidiaries.
In 2013, our effective tax rate was a benefit of 14% on pre-tax income of $126.2 million.  Our effective tax rate was lower than the 35% statutory federal income tax rate due, in large part, to the reversal of a portion of the valuation allowance against deferred tax assets (primarily the U.S.).  We recorded benefits resulting from 2013 acquisitions as described below, and a benefit of $7.9 million related to the release of a valuation allowance as a result of a pension gain recorded in accumulated other comprehensive income in equity.  Additionally, our 2013 tax provision reflects a $2.0 million provision related to a research and development (R&D) cost sharing prepayment by a foreign subsidiary to the U.S. A similar prepayment was made in 2012 resulting in a $7.8 million provision in that year. This impact is included in foreign rate differences in our effective tax rate reconciliation above. This impact was offset by a corresponding increase in our valuation allowance in the U.S. Other factors impacting the rate include: our corporate structure in which our foreign taxes are at an effective tax rate lower than the U.S. rate, foreign withholding taxes of $6.0 million and non-cash tax benefits of $5.3 million, included in foreign rate differences, recorded as a result of the conclusion of tax audits in several foreign jurisdictions.
Acquisitions in 2014 and 2013 were accounted for as business combinations.  Assets acquired, including the fair value of acquired tangible assets, intangible assets and assumed liabilities were recorded, and we recorded net deferred tax liabilities of $21.6 million and $38.7 million in 2014 and 2013, respectively, primarily related to the tax effect of the acquired intangible assets that are not deductible for income tax purposes.  These deferred tax liabilities reduced our net deferred tax asset balance and resulted in a tax benefit of $18.1 million and $36.7 million in 2014 and 2013, respectively, to decrease our valuation allowance in jurisdictions where we have recorded a valuation allowance (primarily the U.S.).  As these decreases in the valuation allowance are not part of the accounting for business combinations (the fair value of the assets acquired and liabilities assumed), they were recorded as an income tax benefit.
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
At September 30, 2014 and 2013, income taxes payable and income tax accruals recorded in accrued income taxes, other current liabilities, and other liabilities on the accompanying consolidated balance sheets were $17.7 million ($9.3 million in accrued income taxes, $1.3 million in other current liabilities and $7.1 million in other liabilities) and $14.4 million ($7.1 million in accrued income taxes, $2.1 million in other current liabilities and $5.2 million in other liabilities), respectively. At September 30, 2014 and 2013, prepaid taxes recorded in prepaid expenses on the accompanying consolidated balance sheets were $6.3 million and $11.5 million, respectively. We made net income tax payments of $25.5 million, $35.4 million and $53.0 million in 2014, 2013 and 2012, respectively.
The significant temporary differences that created deferred tax assets and liabilities are shown below:

	September 30,
	2014	2013
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$65,640	$47,770
Foreign tax credits	9,022	5,994
Capitalized research and development expense	41,720	51,237
Pension benefits	39,063	30,870
Deferred revenue	67,433	63,976
Stock-based compensation	16,744	18,045
Other reserves not currently deductible	25,258	19,343
Amortization of intangible assets	9,302	5,772
Other tax credits	30,982	31,263
Depreciation	3,157	3,077
Other	8,218	4,396
Gross deferred tax assets	316,539	281,743
Valuation allowance	(177,541)	(156,547)
Total deferred tax assets	138,998	125,196
Deferred tax liabilities:
Acquired intangible assets not deductible	(110,003)	(88,134)
Pension prepayments	(20,263)	(15,607)
Deferred revenue	(1,446)	(12,592)
Other	(4,484)	(4,463)
Total deferred tax liabilities	(136,196)	(120,796)
Net deferred tax assets	$2,802	$4,400
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
For U.S. tax return purposes, net operating loss (NOL) carryforwards and tax credits are generally available to be carried forward to future years, subject to certain limitations. At September 30, 2014, we had U.S. federal NOL carryforwards of $97.2 million that expire in 2019 to 2034. These include NOL carryforwards from acquisitions of $82.7 million, consisting of $63.5 million from Axeda and Atego and $19.2 million from prior acquisitions. The utilization of these NOL carryforwards is limited as a result of the change in ownership rules under Internal Revenue Code Section 382. NOL's totaling $21.0 million relate to windfall tax benefits that have not been recognized, the impact of which will be recorded in APIC when realized.
As of September 30, 2014, we had Federal R&D credit carryforwards of $17.7 million, which expire beginning in 2026 and ending in 2034, and Massachusetts R&D credit carryforwards of $21.3 million, which expire beginning in 2015 and ending in 2029. We also had foreign tax credits of $9.0 million, which expire beginning in 2023 and ending in 2024. A full valuation allowance is recorded against these carryforwards.
We also have NOL carryforwards in non-U.S. jurisdictions totaling $187.3 million, the majority of which do not expire. We also have non-U.S. tax credit carryforwards of $7.4 million that expire beginning in 2026 and ending in 2033. There are limitations imposed on the utilization of such NOLs that could restrict the recognition of any tax benefits.
As of September 30, 2014, we have a valuation allowance of $144.0 million against net deferred tax assets in the U.S. and a remaining valuation allowance of $33.5 million against net deferred tax assets in certain foreign jurisdictions. The valuation allowance recorded against net deferred tax assets of certain foreign jurisdictions is established primarily for our net operating loss carryforwards, the majority of which do not expire. There are limitations imposed on the utilization of such net operating losses that could restrict the recognition of any tax benefits.
The changes to the valuation allowance were primarily due to:

	Year ended September 30,
	2014	2013	2012
	(in millions)
Valuation allowance beginning of year	$156.5	$170.4	$38.6
Net release of valuation allowance (1)	(18.1)	(44.6)	—
Establish valuation allowance in the U.S.	—	—	124.5
Net increase/decrease in deferred tax assets for foreign jurisdictions with a full valuation allowance	(5.2)	1.9	(2.1)
Establish valuation allowance for acquired businesses	21.5	12.1	—
Establish valuation allowance in foreign jurisdictions	3.5	—	0.6
Adjust deferred tax asset and valuation allowance	19.3	16.7	8.8
Valuation allowance end of year	$177.5	$156.5	$170.4

(1)
In 2014 and 2013, this is attributable to recognition of deferred tax liabilities recorded in connection with accounting for acquisitions and in 2013 a reduction in deferred tax assets associated with our U.S. pension plan, both of which are described above.

Our policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of our income tax provision. In both 2014 and 2012 we recorded interest expense of $0.3 million. In 2013, we recorded a net benefit of $1.2 million. We recorded penalty expense of $0.1 million in 2012. In 2014 and 2013, we had no tax penalty expense in our income tax provision. As of September 30, 2014 and 2013, we had accrued $1.4 million and $1.1 million, respectively, of net estimated interest expense related to income tax accruals. We had $0.1 million of accrued tax penalties as of September 30, 2013, and no accrued tax penalties as of September 30, 2014.

	Year ended September 30,
Unrecognized tax benefits	2014	2013	2012
	(in millions)
Unrecognized tax benefit beginning of year	$13.7	$19.1	$16.2
Tax positions related to current year:
Additions	2.2	1.0	3.4
Tax positions related to prior years:
Additions	0.3	1.8	1.4
Reductions	(0.1)	(6.3)	(0.5)
Settlements	(0.6)	(0.7)	—
Statute expirations	(0.5)	(1.2)	(1.4)
Unrecognized tax benefit end of year	$15.0	$13.7	$19.1
If all of our unrecognized tax benefits as of September 30, 2014 were to become recognizable in the future, we would record a benefit to the income tax provision of $13.8 million (which would be partially offset by an increase in the U.S. valuation allowance of $7.6 million) and a credit to additional paid-in capital (APIC) of $1.2 million. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates. We anticipate the settlement of tax audits may be finalized within the next twelve months and could result in a decrease in our unrecognized tax benefits of up to $2 million.
In the normal course of business, PTC and its subsidiaries are examined by various taxing authorities, including the IRS in the United States. As of September 30, 2014, we remained subject to examination in the following major tax jurisdictions for the tax years indicated:

Major Tax Jurisdiction	Open Years
United States	2011 through 2014
Germany	2011 through 2014
France	2013 through 2014
Japan	2009 through 2014
Ireland	2010 through 2014
We incurred expenses related to stock-based compensation in 2014, 2013 and 2012 of $50.9 million, $48.8 million and $51.3 million, respectively. Accounting for the tax effects of stock-based awards requires that we establish a deferred tax asset as the compensation is recognized for financial reporting prior to recognizing the tax deductions. The tax benefit recognized in the consolidated statement of operations related to stock-based compensation totaled $0.7 million, $2.7 million and $3.9 million in 2014, 2013 and 2012, respectively. Upon the settlement of the stock-based awards (i.e., exercise, vesting, forfeiture or cancellation), the actual tax deduction is compared with the cumulative financial reporting compensation cost and any excess tax deduction is considered a windfall tax benefit and is tracked in a “windfall tax benefit pool” to offset any future tax deduction shortfalls and will be recorded as increases to APIC in the period when the tax deduction reduces income taxes payable. In 2014, 2013 and 2012, we recorded windfall tax benefits of $10.4 million, $0.3 million and $1.1 million to APIC, respectively. We follow the with-and-without approach for the direct effects of windfall tax deductions to determine the timing of the recognition of benefits for windfall tax deductions. We follow the direct method for indirect effects. As of September 30, 2014, the tax effect of windfall tax deductions which had not yet reduced taxes payable was $21 million.
We have not provided for U.S. income taxes or foreign withholding taxes on foreign unrepatriated earnings as it is our current intention to permanently reinvest these earnings outside the U.S. unless it can be done with no significant tax cost. If we decide to change this assertion in the future to repatriate any additional non-U.S. earnings, we may be required to establish a deferred tax liability on such earnings. The cumulative amount of undistributed earnings of our subsidiaries for which U.S. income taxes have not been provided totaled approximately $642 million and $378 million as of September 30, 2014 and 2013, respectively. The amount of unrecognized deferred tax liability on the undistributed earnings cannot be practicably determined at this time.
H. Debt

Credit Agreement
In September 2014, we entered into a multi-currency credit facility with a syndicate of sixteen banks for which JPMorgan Chase Bank, N.A. acts as Administrative Agent. The credit facility replaced a credit facility with the same banks entered into in January 2014. We expect to use the credit facility for general corporate purposes, including acquisitions of businesses, share repurchases and working capital requirements. As of September 30, 2014, the fair value of our credit facility approximates our book value.
The credit facility consists of a $500 million term loan and a $1 billion revolving loan commitment, and may be increased by an additional $250 million (in the form of revolving loans or term loans, or a combination thereof) if the existing or additional lenders are willing to make such increased commitments. The revolving loan commitment does not require amortization of principal. The term loan requires prepayment of principal at the end of each calendar quarter. The revolving loan and term loan may be repaid in whole or in part prior to the scheduled maturity dates at our option without penalty or premium. The credit facility matures on September 15, 2019, when all remaining amounts outstanding will be due and payable in full. We are required to make principal payments under the term loan of $25 million, $50 million, $50 million, $75 million and $300 million in 2015, 2016, 2017, 2018 and 2019, respectively.
PTC is the sole borrower under the credit facility. The obligations under the credit facility are guaranteed by PTC’s material domestic subsidiaries and 65% of the voting equity interests of PTC’s material first-tier foreign subsidiaries are pledged as collateral for the obligations.
As of September 30, 2014, we had $611.9 million outstanding under the credit facility comprised of the $500 million term loan and a $111.9 million revolving loan. Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by PTC as described below. As of September 30, 2014, the annual rate on the term and revolving loan loan was 1.625% (which will reset on December 17, 2014). Interest rates on borrowings outstanding under the credit facility range from 1.25% to 1.5% above an adjusted LIBO rate for Eurodollar-based borrowings or would range from 0.25% to 0.5% above the defined base rate (the greater of the Prime Rate, the Federal Funds Effective Rate plus 0.005%, or an adjusted LIBO rate plus 1%) for base rate borrowings, in each case based upon PTC’s leverage ratio. Additionally, PTC may borrow certain foreign currencies at rates set in the same range above the respective London interbank offered interest rates for those currencies, based on PTC’s leverage ratio. A quarterly commitment fee on the undrawn portion of the credit facility is required, ranging from 0.175% to 0.25% per annum, based upon PTC’s leverage ratio.
The credit facility limits PTC’s and its subsidiaries’ ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends (other than to PTC) and make other distributions; make investments and enter into joint ventures; dispose of assets; and engage in transactions with affiliates, except on an arms-length basis. Under the credit facility, PTC and its material domestic subsidiaries may not invest cash or property in, or loan to, PTC’s foreign subsidiaries in aggregate amounts exceeding $75 million for any purpose and an additional $150 million for acquisitions of businesses. In addition, under the credit facility, PTC and its subsidiaries must maintain the following financial ratios:

•	a leverage ratio, defined as consolidated funded indebtedness to consolidated trailing four quarters EBITDA, of no greater than 3.00 to 1.00 at any time; and

•
a fixed charge coverage ratio, defined as the ratio of consolidated trailing four quarters EBITDA less consolidated capital expenditures to consolidated fixed charges, of no less than 3.50 to 1.00 at any time.

As of September 30, 2014, our leverage ratio was 1.82 to 1.00, our fixed charge coverage ratio was 17.70 to 1.00 and we were in compliance with all financial and operating covenants of the credit facility.
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
We incurred $7.9 million and $1.9 million of origination costs in 2014 and 2012, respectively, in connection with entering into and amending the new and previous credit facilities. These origination costs were recorded as deferred debt issuance costs when incurred and are being expensed over the remaining term of the new credit facility.
In 2014, 2013 and 2012, we paid $5.7 million, $5.8 million and $3.7 million, respectively, of interest on the credit facilities. The average interest rate on borrowings outstanding during 2014, 2013 and 2012 was approximately 1.6%, 1.7% and 1.8%, respectively.
I. Commitments and Contingencies

Leasing Arrangements
We lease office facilities under operating leases expiring at various dates through 2023. Certain leases require us to pay for taxes, insurance, maintenance and other operating expenses in addition to rent. Lease expense was $38.6 million, $38.4 million and $37.8 million in 2014, 2013 and 2012, respectively. At September 30, 2014, our future minimum lease payments under noncancellable operating leases are as follows:

Year ending September 30,	(in thousands)
2015	$40,233
2016	32,371
2017	23,974
2018	20,203
2019	16,594
Thereafter	39,191
Total minimum lease payments	$172,566
Amounts above include future minimum lease payments for our corporate headquarters facility located in Needham, Massachusetts. The lease for our headquarters facility was renewed in the first quarter of 2011 for an additional 10 years (through November 2022) with a ten year renewal option through November 2032. Under the terms of the lease, we are paying approximately $7.4 million in annual base rent plus operating expenses. The amended lease provides for $12.8 million in landlord funding for leasehold improvements which we completed in 2014. We capitalized these leasehold improvements and will amortize them to expense over the shorter of the lease term or their expected useful life. The $12.8 million of funding by the landlord is not included in the table above and reduces rent expense over the lease term.
As of September 30, 2014 and 2013, we had letters of credit and bank guarantees outstanding of $3.6 million (of which $0.9 million was collateralized) and $3.9 million (of which $1.0 million was collateralized), respectively, primarily related to our corporate headquarters lease.
Legal and Regulatory Matters
China Investigation
We have been cooperating to provide information to the U.S. Securities and Exchange Commission and the Department of Justice concerning payments and expenses by certain of our business partners in China and/or by employees of our Chinese subsidiary that raise questions concerning compliance with laws, including the U.S. Foreign Corrupt Practices Act. Our internal review is ongoing and we continue to respond to requests for information from these agencies, including a subpoena issued to the company by the SEC. We cannot predict when or how this matter may be resolved. Resolution of this matter could include fines and penalties; however we are unable to estimate an amount that could be associated with any resolution and, accordingly, we have not recorded a liability for this matter. If resolution of this matter includes substantial fines or penalties, this could materially impact our results for the period in which the associated liability is recorded or such amounts are paid. Further, any settlement or other resolution of this matter could have collateral effects on our business in China, the United States and elsewhere.
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
Accruals
With respect to legal proceedings and claims, we record an accrual for a contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of September 30, 2014, we had a legal proceedings and claims accrual of $4.7 million.
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
Common Stock
Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors has periodically authorized the repurchase of shares of our common stock. We were authorized to repurchase up to $100 million worth of shares with cash from operations for each of our fiscal years 2014, 2013 and 2012. Additionally, on August 4, 2014, our Board of Directors authorized us to repurchase up to an additional $600 million of our common stock through September 30, 2017.  We intend to use cash from operations and borrowings under our credit facility to make such repurchases.  In connection with this expanded repurchase authorization, in the fourth quarter of 2014 we entered into the $125 million accelerated share repurchase agreement described below.  We repurchased 5.1 million shares at a cost of $224.9 million in 2014 (including $37.5 million held by the bank pending final settlement of the ASR described below), 3.1 million shares at a cost of $74.9 million in 2013 and 1.6 million shares at a cost of $35.0 million in 2012. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued. Future repurchases of shares will reduce our cash balances.
On August 14, 2014, we entered into an accelerated share repurchase (“ASR”) agreement with a major financial institution (“Bank”). The ASR allows us to buy a large number of shares immediately at a purchase price determined by an average market price over a period of time. Under the ASR, we agreed to purchase $125.0 million of our common stock, in total, with an initial delivery to us of 2,300,210 shares (“Initial Shares”) of our common stock by the Bank. The Initial Shares represent the number of shares at the current market price equal to 70% of the total fixed purchase price of $125.0 million. The repurchased shares were retired and returned to an unissued status. The par value of the repurchased shares of $23 thousand was deducted from common stock and the excess repurchase price over the par value of $87.5 million was deducted from additional paid-in capital. The remainder of the total purchase price of $37.5 million reflects the value of the stock held by the Bank pending final settlement and, accordingly, was recorded as a reduction to additional paid-in capital. Final settlement of the ASR will occur no later than February 17, 2015 at the Bank’s discretion. Upon settlement of the ASR, the total shares repurchased by us will be determined based on a share price equal to the daily volume weighted-average price (“VWAP”) of our common stock during the term of the ASR program, less a fixed per share discount amount. At settlement, the Bank will deliver additional shares to us in the event total shares are greater than the 2,300,210 shares initially delivered, and we will issue additional shares or cash to the Bank, at our option, in the event total shares are less than the shares initially delivered. The receipt or issuance of additional shares will result in a reclassification between additional paid-in capital and common stock equal to the par value of the additional shares received or issued. The number of shares that may be required to be issued by us under the ASR to the Bank is limited to the lesser of (i) 25 million shares and (ii) 20% of the total number of our shares outstanding.
We reflected the unsettled portion of the ASR ($37.5 million) as a forward contract indexed to our common stock. The forward contract met all of the applicable criteria for equity classification, and, therefore, was not accounted for as a derivative instrument.
As of September 30, 2014, based on the VWAP of our common stock for the period August 14, 2014 through September 30, 2014, settlement of the ASR would have resulted in 982,419 additional shares delivered by the Bank to us.

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
The fair value of restricted shares and restricted stock units granted in 2014, 2013 and 2012 was based on the fair market value of our stock on the date of grant. The weighted average fair value per share of restricted shares and restricted stock units granted in 2014, 2013 and 2012 was $33.88, $22.87 and $20.16, respectively. Pre-vesting forfeiture rates for purposes of determining stock-based compensation for all periods presented were estimated by us to be 0% for directors and executive officers, 2% to 4% for vice president-level employees and 7% for all other employees.
The following table shows total stock-based compensation expense recorded from our stock-based awards as reflected in our consolidated statements of operations:

	Year ended September 30,
	2014	2013	2012
	(in thousands)
Cost of license revenue	$17	$21	$22
Cost of service revenue	6,648	6,134	5,682
Cost of support revenue	3,745	3,324	3,234
Sales and marketing	10,982	11,326	13,809
Research and development	10,119	8,590	8,761
General and administrative	19,378	19,392	19,797
Total stock-based compensation expense	$50,889	$48,787	$51,305
As of September 30, 2014, total unrecognized compensation cost related to unvested restricted stock units expected to vest was approximately $65 million and the weighted average remaining recognition period for unvested awards was 18 months.
As of September 30, 2014, 5.1 million shares of common stock were available for grant under the 2000 Plan and 4.4 million shares of common stock were reserved for issuance upon the exercise of stock options and vesting of restricted stock units granted and outstanding.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value as of September 30, 2014
Restricted stock activity for the year ended September 30, 2014	(in thousands except grant date fair value data)
Balance of nonvested outstanding restricted stock October 1, 2013	5	$21.27
Vested	(5)	$21.27
Balance of nonvested outstanding restricted stock September 30, 2014	—	$—	$—

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value as of September 30, 2014
Restricted stock unit activity for the year ended September 30, 2014	(in thousands except grant date fair value data)
Balance of nonvested outstanding restricted stock units October 1, 2013	5,186	$21.67
Granted	1,943	$33.88
Vested	(2,370)	$21.63
Forfeited or not earned	(380)	$24.26
Balance of nonvested outstanding restricted stock units September 30, 2014	4,379	$26.87	$161,595

	Restricted Stock Units
Restricted stock unit grants	Performance-based (1)	Time-based (2)
	(Number of Units in thousands)
Year ended September 30, 2014	451	1,492

(1)
The performance-based RSUs were granted to employees, including our executive officers. Approximately 87,000 of these RSUs are eligible to vest in three substantially equal installments in November 2016, 2017 and 2018 based on achievement of the applicable performance criteria. Substantially all other performance-based RSUs are eligible to vest in three substantially equal installments in November 2014, 2015 and 2016 to the extent the applicable performance criteria have been achieved. RSUs not earned for a period may be earned in subsequent periods.

(2)
The time-based RSUs were issued to directors and employees, including some of our executive officers. The time-based RSUs issued to employees and executives generally vest in three substantially equal annual installments from the date of grant. Substantially all of the time-based RSUs issued to our directors will vest one year from the date of grant.

Until July 2005, we generally granted stock options. For those options, the option exercise price was typically the fair market value at the date of grant, and they generally vested over four years and expired ten years from the date of grant. Options outstanding and exercisable at September 30, 2014 totaled 9 thousand.

	Year ended September 30,
	2014	2013	2012
Value of stock option and stock-based award activity	(in thousands)
Total intrinsic value of stock options exercised	$2,040	$6,525	$31,746
Total fair value of restricted stock and restricted stock unit awards vested	$79,660	$48,083	$65,574
In 2014, shares issued upon vesting of restricted stock units were net of 0.8 million shares retained by us to cover employee tax withholdings of $26.9 million. In 2013, shares issued upon vesting of restricted stock units were net of 0.7 million shares retained by us to cover employee tax withholdings of $15.0 million. In 2012, shares issued upon vesting of restricted stock and restricted stock units were net of 0.9 million shares retained by us to cover employee tax withholdings of $21.0 million.
L. Employee Benefit Plan
We offer a savings plan to eligible U.S. employees. The plan is intended to qualify under Section 401(k) of the Internal Revenue Code. Participating employees may defer a portion of their pre-tax compensation, as defined, but not more than statutory limits. We contribute 50% of the amount contributed by the employee, up to a maximum of 6% of the employee’s earnings. Our matching contributions vest at a rate of 25% per year of service, with full vesting after 4 years of service. We made matching contributions of $5.1 million, $5.0 million, and $4.9 million in 2014, 2013 and 2012, respectively.
M. Pension Plans
We maintain several international defined benefit pension plans primarily covering certain employees of Computervision, which we acquired in 1998, CoCreate, which we acquired in 2008 and covering employees in Japan. Benefits are based upon length of service and average compensation with vesting after one to five years of service. The pension cost was actuarially computed using assumptions applicable to each subsidiary plan and economic environment. We adjust our pension liability related to our plans due to changes in actuarial assumptions and performance of plan investments, as shown below. Effective in 1998, benefits under one of the international plans were frozen indefinitely.
We maintain a U.S. defined benefit pension plan (the Plan) that covers certain persons who were employees of Computervision Corporation (acquired by us in 1998). Benefits under the Plan were frozen in 1990. In the second quarter of 2014, we began the process of terminating the Plan, which will include settling Plan liabilities by offering lump sum distributions to plan participants and purchasing annuity contracts to cover vested benefits. While we expect to complete the termination process by September 30, 2015, the timing is subject to regulatory approvals. As part of the planned termination, in 2014 we re-balanced assets to a target asset allocation of 100% fixed income investments (up from 40%), which will provide a better matching of Plan assets to the characteristics of the liabilities. In the third quarter of 2014, we provided notice to plan participants of our intent to terminate the plan effective August 1, 2014 and we applied for a determination with the Internal Revenue Service with regards to the termination. We will take further actions to minimize the volatility of the value of our pension assets relative to pension liabilities and to settle remaining Plan liabilities, including making such contributions to the Plan as may be necessary to make the Plan sufficient to settle all Plan liabilities.

As of September 30, 2014, we have valued the projected benefit obligations of the Plan based on the present value of estimated costs to settle the liabilities through a combination of lump sum payments to participants and purchasing annuities from an insurance company.  This reflects an estimate of how many participants we expect will accept a lump sum offering, and an estimate of lump sum payouts for those participants based on the current lump sum rates approved by the IRS.  Liabilities expected to be settled through annuity contracts have been estimated based on future benefit payments, discounted based on current interest rates that correspond to the liability payouts, adjusted to reflect a premium that would be assessed by the insurer.
We expect to settle the liabilities by the end of fiscal 2015. As the liabilities are settled, unamortized losses in accumulated other comprehensive income, $68 million at September 30, 2014, will be recognized based on the projected benefit obligations and assets measured as of the dates the settlements occur. Prior to settling the liabilities, we will contribute such additional amounts (currently estimated to be approximately $25 million) as may be necessary to fully fund the Plan. Such contributions are expected to be made concurrent with settling the liabilities but may be made earlier at our discretion.
The following table presents the actuarial assumptions used in accounting for the pension plans:

	U.S. Plan			International Plans
	2014	2013	2012	2014	2013	2012
Weighted average assumptions used to determine benefit obligations at September 30 measurement date:
Discount rate	3.80%	4.90%	4.00%	2.4%	3.3%	3.4%
Rate of increase in future compensation (1)	—%	—%	—%	3.0%	3.0%	3.0%
Weighted average assumptions used to determine net periodic pension cost for fiscal years ended September 30:
Discount rate	4.90%	4.00%	4.50%	3.3%	3.4%	4.8%
Rate of increase in future compensation	—%	—%	—%	3.0%	3.0%	3.0%
Rate of return on plan assets	7.25%	7.25%	7.25%	5.7%	5.4%	5.4%

(1)
The rate of increase in future compensation is weighted for all plans, ongoing and frozen (with a 0% increase for frozen plans). The weighted rate of increase for ongoing non-U.S. plans was 3% at September 30, 2014 and 2013.

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
As of September 30, 2014, for the U.S. plan and the international plans, the weighted long-term rate of return assumption is 1.35% and 5.75%, respectively. These rates of return, together with the assumptions used to determine the benefit obligations as of September 30, 2014 in the table above, will be used to determine our 2015 net periodic pension cost, which we expect to be approximately $8 million.
The actuarially computed components of net periodic pension cost recognized in our consolidated statements of operations for each year are shown below:

	U.S. Plan			International Plans
	2014	2013	2012	2014	2013	2012
	(in thousands)
Interest cost of projected benefit obligation	$5,461	$4,989	$5,490	$2,442	$2,384	$2,554
Service cost	—	—	—	1,659	2,017	1,882
Expected return on plan assets	(7,151)	(6,128)	(5,412)	(2,506)	(2,126)	(1,929)
Amortization of prior service cost	—	—	—	(5)	(6)	(7)
Recognized actuarial loss	2,213	3,152	2,967	1,181	1,248	341
Net periodic pension cost	$523	$2,013	$3,045	$2,771	$3,517	$2,841
The following tables display the change in benefit obligation and the change in the plan assets and funded status of the plans as well as the amounts recognized in our consolidated balance sheets:

	U.S. Plan		International Plans		Total
	Year ended September 30,
	2014	2013	2014	2013	2014	2013
	(in thousands)
Change in benefit obligation:
Projected benefit obligation—beginning of year	$113,378	$129,701	$74,956	$71,408	$188,334	$201,109
Service cost	—	—	1,659	2,017	1,659	2,017
Interest cost	5,461	4,989	2,442	2,384	7,903	7,373
Actuarial (gain) loss	20,563	(12,728)	12,732	1,426	33,295	(11,302)
Foreign exchange impact	—	—	(6,480)	629	(6,480)	629
Participant contributions	—	—	325	432	325	432
Benefits paid	(4,949)	(8,584)	(1,528)	(1,732)	(6,477)	(10,316)
Plan curtailments	—	—	—	(1,608)	—	(1,608)
Projected benefit obligation—end of year	$134,453	$113,378	$84,106	$74,956	$218,559	$188,334
Change in plan assets and funded status:
Plan assets at fair value—beginning of year	$94,831	$86,016	$43,362	$38,817	$138,193	$124,833
Actual return on plan assets	12,425	10,438	3,489	3,172	15,914	13,610
Employer contributions	10,552	6,961	2,353	3,008	12,905	9,969
Participant contributions	—	—	325	432	325	432
Foreign exchange impact	—	—	(3,510)	(335)	(3,510)	(335)
Benefits paid	(4,949)	(8,584)	(1,528)	(1,732)	(6,477)	(10,316)
Plan assets at fair value—end of year	112,859	94,831	44,491	43,362	157,350	138,193
Projected benefit obligation—end of year	134,453	113,378	84,106	74,956	218,559	188,334
Underfunded status	$(21,594)	$(18,547)	$(39,615)	$(31,594)	$(61,209)	$(50,141)
Accumulated benefit obligation—end of year	$134,453	$113,378	$80,364	$71,513	$214,817	$184,891
Amounts recognized in the balance sheet:
Non-current liability	$—	$(18,547)	$(39,615)	$(31,594)	$(39,615)	$(50,141)
Current liability	$(21,594)	$—	$—	$—	$(21,594)	$—
Amounts in accumulated other comprehensive loss:
Unrecognized actuarial loss	$68,256	$55,180	$27,669	$19,177	$95,925	$74,357
In 2013, we terminated employees in Germany resulting in plan curtailments and a reduction in projected benefit obligations totaling $1.6 million.
We expect to recognize approximately $5 million of the unrecognized actuarial loss as of September 30, 2014 as a component of net periodic pension cost in 2015.
The following table shows the percentage of total plan assets for each major category of plan assets:

	U.S. Plan		International Plans
	September 30,
	2014	2013	2014	2013
Asset category:
Equity securities	—%	62%	51%	51%
Fixed income securities	100%	38%	28%	27%
Insurance company	—%	—%	19%	19%
Cash	—%	—%	2%	3%
	100%	100%	100%	100%
We periodically review the pension plans’ investments in the various asset classes. The current asset allocation target is 100% fixed income securities for the U.S. plan and 60% equity securities and 40% fixed income securities for the CoCreate plan in Germany, and 100% fixed income securities for the other international plans. The fixed income securities for the other international plans primarily include investments held with insurance companies with fixed returns. The plans’ investment managers are provided specific guidelines under which they are to invest the assets assigned to them. In general, investment managers are expected to remain fully invested in their asset class with further limitations on risk as related to investments in a single security, portfolio turnover and credit quality.
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
In 2014, 2013 and 2012 our actual return on plan assets was $15.9 million, $13.6 million and $16.5 million, respectively.
Based on actuarial valuations and additional voluntary contributions, we contributed $12.9 million, $10.0 million, and $7.7 million in 2014, 2013 and 2012, respectively, to the plans. We expect to make contributions totaling approximately $45 million in 2015, including an estimated amount required to settle the U.S pension obligations and expected voluntary contributions to a non-U.S. plan.
As of September 30, 2014, benefit payments expected to be paid over the next ten years are outlined in the following table:

	U.S. Plan	International Plans	Total
	(in thousands)
Year ending September 30,
2015	$134,453	$2,033	$136,486
2016	—	2,040	2,040
2017	—	2,139	2,139
2018	—	2,558	2,558
2019	—	2,837	2,837
2020 to 2024	—	21,557	21,557
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

	September 30, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
U.S. plan assets-common/collective trusts:
Cash	$—	$270	$—	$270
Fixed income securities:
U.S. Treasury, agency and other local government and non-corporate	—	25,025	—	25,025
Corporate investment grade	—	87,538	—	87,538
Corporate high yield	—	26	—	26
	$—	$112,859	$—	$112,859
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

	September 30, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
International plan assets:
Fixed income securities:
Government	$4,910	$—	$—	$4,910
Europe corporate investment grade	7,769	—	—	7,769
Europe large capitalization stocks	22,746	—	—	22,746
Insurance company funds (1)	—	8,235	—	8,235
Cash	831	—	—	831
	$36,256	$8,235	$—	$44,491
 (1) These investments are comprised primarily of funds invested with an insurance company in Japan with a guaranteed rate of return. The insurance company invests these assets primarily in government and corporate bonds.
N. Segment Information
We operate within a single industry segment—computer software and related services. Operating segments as defined under GAAP are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our President and Chief Executive Officer. We have two operating and reportable segments: (1) Software Products, which includes license and related support revenue (including updates and technical support) for all our products except computer-based training products; and (2) Services, which includes consulting, implementation, training, cloud services, and license and support revenue for computer-based training products. We do not allocate sales and marketing or administrative expenses to our operating segments as these activities are managed on a consolidated basis.

The revenue and operating income attributable to these operating segments are summarized as follows:
	Year ended September 30,
	2014	2013	2012
	(in thousands)
Software Products segment revenue	$1,032,230	$977,523	$935,472
Services segment revenue	324,737	316,018	320,207
Total revenue	$1,356,967	$1,293,541	$1,255,679
Operating income: (1) (2)
Software Products segment	$663,593	$605,963	$598,344
Services segment	48,378	37,131	41,793
Sales and marketing expenses	(371,392)	(378,771)	(392,956)
General and administrative expenses	(144,003)	(136,999)	(119,085)
Total operating income	$196,576	$127,324	$128,096
Other (expense) income, net	(10,464)	(1,090)	(7,360)
Income before income taxes	$186,112	$126,234	$120,736

(1)
We recorded restructuring charges of $28.4 million in 2014. Software Products included $2.8 million; Services included $9.8 million; sales and marketing expenses included $13.9 million; and general and administrative expenses included $1.8 million of the total restructuring charges recorded in 2014.We recorded restructuring charges of $52.2 million in 2013. Software Products included $17.7 million; Services included $11.3 million; sales and marketing expenses included $18.1 million; and general and administrative expenses included $5.1 million of the total restructuring charges recorded in 2013. We recorded restructuring charges of $24.9 million in 2012. Software Products included $4.1 million; Services included $4.0 million; sales and marketing expenses included $15.2 million; and general and administrative expenses included $1.6 million of the total restructuring charges recorded in 2012.

(2)
The Software Products segment operating income includes depreciation and amortization of $30.0 million, $32.0 million, and $30.8 million in 2014, 2013, and 2012, respectively. The Services segment operating income includes depreciation and amortization of $7.4 million, $6.1 million, and $4.8 million in 2014, 2013, and 2012, respectively.

We report revenue by the following three product areas:

•	CAD: PTC Creo® and PTC Mathcad®.

•	EPLM: PLM solutions (primarily PTC Windchill® and PTC Creo® ViewTM ) and ALM solutions (primarily PTC Integrity™).

•	SLM & IoT: PTC Arbortext® , PTC Servigistics®, ThingWorx® and Axeda®.

	Year ended September 30,
	2014	2013	2012
	(in thousands)
CAD	$581,508	$552,442	$573,457
EPLM	599,312	571,058	604,339
SLM & IoT	176,147	170,041	77,883
Total revenue	$1,356,967	$1,293,541	$1,255,679

Data for the geographic regions in which we operate is presented below.
	Year ended September 30,
	2014	2013	2012
	(in thousands)
Revenue:
Americas (1)	$558,671	$522,788	$479,932
Europe (2)	528,090	479,877	480,287
Pacific Rim	148,151	161,587	160,834
Japan	122,055	129,289	134,626
Total revenue	$1,356,967	$1,293,541	$1,255,679

	September 30,
	2014	2013	2012
	(in thousands)
Long-lived tangible assets:
Americas (3)	$51,027	$49,788	$46,083
Europe	7,020	5,557	6,649
Asia-Pacific	9,736	9,307	10,734
Total long-lived tangible assets	$67,783	$64,652	$63,466

(1)	Includes revenue in the United States totaling $518.7 million, $485.2 million and $453.2 million for 2014, 2013 and 2012, respectively.

(2)	Includes revenue in Germany totaling $200.3 million, $167.2 million and $188.3 million for 2014, 2013 and 2012, respectively.

(3)	Substantially all of the Americas long-lived tangible assets are located in the United States.
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
O. Subsequent Events
Restricted Stock Unit Grants
In November 2014, we granted the restricted stock units shown in the table below to employees, including some of our executive officers. The performance-based RSUs are eligible to vest based upon our total shareholder return relative to a peer group target (the “TSR units”), measured annually over a three-year period that commenced October 1, 2014. To the extent earned, these TSR units will vest in three substantially equal installments on the later of November 15, 2015, November 15, 2016 and November 15, 2017, or the date the Compensation Committee determines the extent to which the applicable performance criteria have been achieved for each performance period. RSUs not earned for a period may be earned in subsequent periods. The number of TSR units that will vest will be based on the level of achievement up to a maximum of 522 thousand, with no vesting if the annual threshold requirement is not achieved, or the employee is no longer with the Company at the end of the relevant performance period.
The time-based RSUs were issued to employees, including some of our executive officers. Of these, 757 thousand will vest in three substantially equal annual installments on November 15, 2015, 2016 and 2017 and 109 thousand will vest on November 15, 2015.

	Performance-Based RSUs	Time-Based RSUs
	(in thousands)
Number Granted	522	866
Intrinsic value on grant date based on the maximum number of RSU's eligible to vest	$19,344	$32,182

Credit Facility
On November 17, 2014, we borrowed an additional $35 million under our credit facility for short-term cash requirements, including the payment of fiscal 2014 incentive compensation.

SELECTED CONSOLIDATED FINANCIAL DATA
You should read the following selected consolidated financial data in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report.
The consolidated statements of operations data for the years ended September 30, 2014, 2013 and 2012 and the consolidated balance sheet data as of September 30, 2014 and 2013 are derived from our audited consolidated financial statements appearing elsewhere in this Annual Report. The consolidated statements of operations data for the years ended September 30, 2011 and 2010 and the consolidated balance sheet data as of September 30, 2012, 2011 and 2010 are derived from our audited consolidated financial statements that are not included in this Annual Report. The historical results are not necessarily indicative of results in any future period.
FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA (1)
(in thousands, except per share data)

	2014	2013	2012	2011	2010
Revenue	$1,356,967	$1,293,541	$1,255,679	$1,166,949	$1,010,049
Gross margin	983,284	920,502	883,551	810,181	702,354
Operating income (2)	196,576	127,324	128,096	117,114	74,775
Net income (loss) (2) (3)	160,194	143,769	(35,398)	85,424	24,368
Earnings (loss) per share—Basic (2) (3)	1.36	1.20	(0.30)	0.73	0.21
Earnings (loss) per share—Diluted (2) (3)	1.34	1.19	(0.30)	0.71	0.20
Total assets	2,199,954	1,828,906	1,791,634	1,629,682	1,307,064
Working capital (4)	105,500	151,603	397,408	126,940	115,263
Long-term liabilities	719,398	373,813	512,631	341,668	106,766
Stockholders’ equity	853,889	926,480	797,259	822,690	747,304
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(in thousands, except per share data)

	September 30, 2014	June 28, 2014	March 29, 2014	December 28, 2013
Revenue	$366,708	$336,634	$328,700	$324,925
Gross margin	270,854	245,558	234,903	231,969
Operating income (2)	36,108	54,384	51,213	54,871
Net income (2) (3)	38,755	38,026	43,756	39,657
Earnings per share (2) (3):
Basic	$0.33	$0.32	$0.37	$0.33
Diluted	$0.33	$0.32	$0.36	$0.33
Common Stock prices: (5)
High	$40.06	$38.95	$40.40	$34.40
Low	$35.49	$32.79	$33.46	$27.18

	September 30, 2013	June 29, 2013	March 30, 2013	December 29, 2012
Revenue	$344,845	$314,996	$313,949	$319,751
Gross margin	253,316	223,828	220,679	222,679
Operating income (2)	49,006	43,215	21,244	13,859
Net income (2) (3)	56,466	34,455	17,037	35,811
Earnings per share (2) (3):
Basic	$0.47	$0.29	$0.14	$0.30
Diluted	$0.47	$0.29	$0.14	$0.29
Common Stock prices: (5)
High	$28.84	$25.32	$26.06	$23.10
Low	$25.15	$21.84	$22.51	$19.00

(1)
The consolidated financial position and results of operations data reflect our acquisitions of Axeda on August 11, 2014 for $165.9 million in cash, ThingWorx on December 30, 2013 for $111.5 million in cash and Servigistics on October 2, 2012 for $220.8 million in cash and MKS on May 31, 2011 for $265.2 million in cash, as well as certain other less significant businesses during these periods. Results of operations for the acquired businesses have been included in the consolidated statements of operations since their acquisition dates.

(2)
Operating income and net income in 2014 includes pre-tax restructuring charges of $28.4 million ($26.8 million in the fourth quarter, $0.5 million in the third quarter and $1.1 million in the first quarter). Operating income and net income in 2013 includes pre-tax restructuring charges of $52.2 million ($17.9 million in the fourth quarter, $3.1 million in the third quarter, $15.8 million in the second quarter and $15.4 million in the first quarter). Operating income and net income (loss) in 2012 includes pre-tax restructuring charges of $24.9 million.

(3)
Net income in 2014 and 2013 includes tax benefits totaling $18.1 million ($9.1 million in the fourth quarter and $8.9 million in the second quarter) and $44.6 million ($12.0 million in the fourth quarter and $32.6 million in the first quarter), respectively, related to the reversal of a portion of the valuation allowance in the U.S. related to the impact on deferred taxes in accounting for acquisitions and accounting for the U.S. pension plan. The net loss in 2012 includes a net tax charge of $124.5 million recorded in the fourth quarter ended September 30, 2012 to establish a valuation allowance against our U.S. net deferred tax assets.

(4)	Working capital in 2012 includes funds borrowed under our credit facility to fund our acquisition of Servigistics, (approximately $220 million) which closed on October 2, 2012.

(5)	The common stock prices are based on the Nasdaq Global Select Market daily high and low sale prices. Our common stock is traded on the Nasdaq Global Select Market under the symbol "PTC".