Form 10-Q
period 2015-01-03
PTC INC.
filed 2015-02-10
CIK 857005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 3, 2015
Commission File Number: 0-18059
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There were 114,926,977 shares of our common stock outstanding on February 9, 2015.

PTC Inc.
INDEX TO FORM 10-Q
For the Quarter Ended January 3, 2015

PART I—FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS

PTC Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	January 3, 2015	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$261,052	$293,654
Accounts receivable, net of allowance for doubtful accounts of $1,294 and $1,622 at January 3, 2015 and September 30, 2014, respectively	201,391	235,688
Prepaid expenses and other current assets	203,549	171,526
Deferred tax assets	30,073	31,299
Total current assets	696,065	732,167
Property and equipment, net	65,766	67,783
Goodwill	1,000,992	1,012,527
Acquired intangible assets, net	319,021	336,873
Deferred tax assets	14,327	8,958
Other assets	41,052	41,646
Total assets	$2,137,223	$2,199,954
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,862	$19,802
Accrued expenses and other current liabilities	55,370	57,536
Accrued compensation and benefits	93,689	144,875
Accrued income taxes	8,340	9,329
Deferred tax liabilities	508	854
Current portion of long term debt	31,250	25,000
Deferred revenue	385,963	369,271
Total current liabilities	588,982	626,667
Long term debt, net of current portion	574,375	586,875
Deferred tax liabilities	36,242	36,601
Deferred revenue	11,657	13,273
Other liabilities	70,514	82,649
Total liabilities	1,281,770	1,346,065
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 114,927 and 115,025 shares issued and outstanding at January 3, 2015 and September 30, 2014, respectively	1,149	1,150
Additional paid-in capital	1,587,017	1,597,277
Accumulated deficit	(619,887)	(650,171)
Accumulated other comprehensive loss	(112,826)	(94,367)
Total stockholders’ equity	855,453	853,889
Total liabilities and stockholders’ equity	$2,137,223	$2,199,954

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended
	January 3, 2015	December 28, 2013
Revenue:
License and subscription solutions	$78,971	$82,866
Support	181,629	170,142
Professional services	64,842	71,917
Total revenue	325,442	324,925
Cost of revenue:
Cost of license and subscription solutions revenue	13,329	10,319
Cost of support revenue	21,396	19,916
Cost of professional services revenue	58,217	62,721
Total cost of revenue	92,942	92,956
Gross margin	232,500	231,969
Operating expenses:
Sales and marketing	87,607	84,238
Research and development	61,097	53,073
General and administrative	37,007	30,931
Amortization of acquired intangible assets	9,413	7,789
Restructuring (credit) charge	(255)	1,067
Total operating expenses	194,869	177,098
Operating income	37,631	54,871
Interest and other income (expense), net	(3,224)	(1,753)
Income before income taxes	34,407	53,118
Provision for income taxes	4,123	13,461
Net income	$30,284	$39,657
Earnings per share—Basic	$0.26	$0.33
Earnings per share—Diluted	$0.26	$0.33
Weighted average shares outstanding—Basic	115,341	118,933
Weighted average shares outstanding—Diluted	117,027	121,100

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended
	January 3, 2015	December 28, 2013
Net income	$30,284	$39,657
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0 for each period	(20,432)	1,637
Amortization of net actuarial pension loss included in net income, net of tax of $0.1 million and $0.3 million in the first quarter of 2015 and 2014, respectively	1,052	523
Change in unamortized pension loss arising during the period related to changes in foreign currency	921	(203)
Total other comprehensive income (loss)	(18,459)	1,957
Comprehensive income	$11,825	$41,614

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	January 3, 2015	December 28, 2013
Cash flows from operating activities:
Net income	$30,284	$39,657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,237	19,100
Stock-based compensation	11,242	12,764
Excess tax benefits from stock-based awards	(163)	(6,802)
Other non-cash items, net	(171)	87
Changes in operating assets and liabilities:
Accounts receivable	25,800	19,273
Accounts payable, accrued expenses and other current liabilities	(2,777)	(5,947)
Accrued compensation and benefits	(48,141)	(36,915)
Deferred revenue	(8,776)	(10,827)
Accrued and deferred income taxes	(2,953)	7,393
Other current assets and prepaid expenses	(2,108)	814
Other noncurrent assets and liabilities	(9,842)	(2,355)
Net cash provided by operating activities	13,632	36,242
Cash flows from investing activities:
Additions to property and equipment	(7,947)	(5,774)
Purchases of investments	(1,000)	—
Acquisitions of businesses	180	—
Net cash used by investing activities	(8,767)	(5,774)
Cash flows from financing activities:
Borrowings under credit facility	35,000	110,000
Repayments of borrowings under credit facility	(41,250)	—
Proceeds from issuance of common stock	3	351
Excess tax benefits from stock-based awards	163	6,802
Payments of withholding taxes in connection with vesting of stock-based awards	(21,669)	(19,363)
Net cash (used) provided by financing activities	(27,753)	97,790
Effect of exchange rate changes on cash and cash equivalents	(9,714)	1,206
Net (decrease) increase in cash and cash equivalents	(32,602)	129,464
Cash and cash equivalents, beginning of period	293,654	241,913
Cash and cash equivalents, end of period	$261,052	$371,377

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
General
The accompanying unaudited condensed consolidated financial statements include the accounts of PTC Inc. and its wholly owned subsidiaries and have been prepared by management in accordance with accounting principles generally accepted in the United States of America and in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. While we believe that the disclosures presented are adequate in order to make the information not misleading, these unaudited quarterly financial statements should be read in conjunction with our annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair statement of our financial position, results of operations and cash flows at the dates and for the periods indicated. Unless otherwise indicated, all references to a year mean our fiscal year, which ends on September 30. The September 30, 2014 consolidated balance sheet included herein is derived from our audited consolidated financial statements.
The results of operations for the three months ended January 3, 2015 are not necessarily indicative of the results expected for the remainder of the fiscal year.
Reclassifications
Through 2014, we classified revenue in three categories: 1) license; 2) service; and 3) support. Effective with the beginning of the first quarter of 2015, we are reporting revenue as follows: 1) license and subscription solutions; 2) support; and 3) professional services. License and subscription solutions revenue includes perpetual license revenue, subscription revenue and cloud services revenue. Cloud service offerings were previously reflected in service revenue and cost of service revenue. As a result, in the Consolidated Statements of Operations for the three months ended December 28, 2013 revenue totaling $3.7 million was reclassified from service revenue to license and subscription solutions revenue, and costs totaling $2.8 million were reclassified from cost of service revenue to cost of license and subscription solutions revenue to conform to the current period presentation. Consulting and training service revenue and consulting and training cost of service revenue are now referred to as professional services revenue and cost of professional services revenue in the accompanying Consolidated Statements of Operations.
Revenue Recognition
Our sources of revenue include: (1) license and subscription solutions, (2) support and (3) professional services. We record revenues in accordance with the guidance provided by ASC 985-605, Software-Revenue Recognition when the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred (generally, FOB shipping point or electronic distribution), (3) the fee is fixed or determinable, and (4) collection is probable. We exercise judgment and use estimates in connection with determining the amounts of software license and services revenues to be recognized in each accounting period. Our primary judgments involve the following:

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
License and Subscription Solutions
License and subscription solutions revenue includes revenue from three primary sources: (1) sales of perpetual licenses, (2) subscription-based licenses, and (3) cloud services.
Under perpetual license arrangements, we generally recognize license revenue up front upon shipment to the customer. We use the residual method to recognize revenue from perpetual license software arrangements that include one or more elements to be delivered at a future date when evidence of the fair value of all undelivered elements exists, and the elements of the arrangement qualify for separate accounting as described below. Under the residual method, the fair value of the undelivered elements (i.e., support and services) based on our vendor-specific objective evidence (“VSOE”) of fair value is deferred and the remaining portion of the total arrangement fee is allocated to the delivered elements (i.e., perpetual software license). If evidence of the fair value of one or more of the undelivered elements does not exist, all revenues are deferred and recognized when delivery of all of those elements has occurred or when fair values can be established. We determine VSOE of the fair value of services and support revenue based upon our recent pricing for those elements when sold separately. For certain transactions, VSOE is determined based on a substantive renewal clause within a customer contract. Our current pricing practices are influenced primarily by product type, purchase volume, sales channel and customer location. We review services and support sold separately on a periodic basis and update, when appropriate, our VSOE of fair value for such elements to ensure that it reflects our recent pricing experience.
Subscription-based licenses include the right for a customer to use our licenses and receive related support for a specified term and revenue is recognized ratably over the term of the arrangement. When sold in arrangements with other elements, VSOE of fair value is established for the subscription-based licenses through the use of a substantive renewal clause within the customer contract for a combined annual fee that includes the term-based license and related support.
Cloud services reflect recurring revenues that include fees for hosting and application management of customers’ perpetual or subscription-based licenses. Generally, customers have the right to terminate the cloud services contract and take possession of the licenses without a significant penalty. When cloud services are sold as part of a multi-element transaction, revenue is allocated to cloud services based on VSOE, and recognized ratably over the contractual term beginning on the commencement dates of each contract, which is the date the services are made available to the customer. VSOE is established for cloud services either through a substantive stated renewal option or stated contractual overage rates, as these rates represent the value the customer is willing to pay on a standalone basis. In addition, cloud services include set-up fees, which are recognized ratably over the contract term or the expected customer life, whichever is longer.
Support
Support contracts generally include rights to unspecified upgrades (when and if available), telephone and internet-based support, updates and bug fixes. Support revenue is recognized ratably over the term of the support contract on a straight-line basis.
Professional Services
Our software arrangements often include implementation, consulting and training services that are sold under consulting engagement contracts or as part of the software license arrangement. When we determine that such services are not essential to the functionality of the licensed software, we record revenue separately for the license and service elements of these arrangements, provided that appropriate evidence of fair value exists for the undelivered services (i.e. VSOE of fair value). We consider various factors in assessing whether a service is not essential to the functionality of the software, including if the services may be provided by independent third parties experienced in providing such services (i.e. consulting and implementation) in coordination with dedicated customer personnel, and whether the services result in significant modification or customization of the software’s functionality. When professional services qualify for separate accounting, professional services revenues under time and materials billing arrangements are recognized as the services are performed. Professional services revenues under fixed-priced contracts are generally recognized as the services are performed using a proportionate performance model with hours or costs as the input method of attribution.
When we provide professional services that are considered essential to the functionality of the software, the arrangement does not qualify for separate accounting of the license and service elements, and the license revenue is recognized together with the consulting services using the percentage-of-completion method of contract accounting. Under such arrangements, consideration is recognized as the services are performed as measured by an observable input. In these circumstances, we separate license revenue from service revenue for income statement presentation by allocating VSOE of fair value of the consulting services as service revenue, and the residual portion as license revenue. Under the percentage-of-completion method, we estimate the stage of completion of contracts with fixed or “not to exceed” fees based on hours or costs incurred to date as compared with estimated total project hours or costs at completion. Adjustments to estimates to complete are made in the periods in which facts resulting in a change become known. When total cost estimates exceed revenues, we accrue for the estimated losses when identified. The use of the proportionate performance and percentage-of-completion methods of accounting require significant judgment relative to estimating total contract costs or hours (hours being a proxy for costs), including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed and anticipated changes in salaries and other costs.
Reimbursements of out-of-pocket expenditures incurred in connection with providing consulting services are included in service revenue, with the offsetting expense recorded in cost of service revenue.
Training services include on-site and classroom training. Training revenues are recognized as the related training services are provided.
Recent Accounting Pronouncements
Revenue Recognition
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.

2. Deferred Revenue and Financing Receivables
Deferred Revenue
Deferred revenue primarily relates to software support agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and, if not yet paid, the related customer receivable is included in prepaid expenses and other current assets. Billed but uncollected support and subscription-related amounts included in prepaid expenses and other current assets at January 3, 2015 and September 30, 2014 were $150.3 million and $116.2 million, respectively. As our first quarter of 2015 ended on January 3, 2015, billings to customers with calendar year support agreements were higher than the first quarter of 2014 which ended on December 28, 2013.
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
As of January 3, 2015 and September 30, 2014, amounts due from customers for contracts with original payment terms greater than twelve months (financing receivables) totaled $47.7 million and $58.1 million, respectively. Accounts receivable and prepaid expenses and other current assets in the accompanying consolidated balance sheets included current receivables from such contracts totaling $35.3 million and $44.6 million at January 3, 2015 and September 30, 2014, respectively, and other assets in the accompanying consolidated balance sheets included long-term receivables from such contracts totaling $12.4 million and $13.5 million at January 3, 2015 and September 30, 2014, respectively. As of January 3, 2015, $0.2 million of these receivables were past due. None of these receivables were past due as of September 30, 2014. Our credit risk assessment for financing receivables was as follows:

	January 3, 2015	September 30, 2014
	(in thousands)
S&P bond rating BBB-1 and above-Tier 1	$31,921	$41,152
Internal Credit Assessment-Tier 2	15,739	16,989
Internal Credit Assessment-Tier 3	—	—
Total financing receivables	$47,660	$58,141

We evaluate the need for an allowance for doubtful accounts for estimated losses resulting from the inability of these customers to make required payments. As of January 3, 2015 and September 30, 2014, we concluded that all financing receivables were collectible and no reserve for credit losses was recorded. We did not provide a reserve for credit losses or write off any uncollectible financing receivables in the three months ended January 3, 2015 or December 28, 2013. We write off uncollectible trade and financing receivables when we have exhausted all collection avenues.
We periodically transfer future payments under certain of these contracts to third-party financial institutions on a non-recourse basis. We record such transfers as sales of the related accounts receivable when we surrender control of such receivables. We did not sell any financing receivables to third-party financial institutions in the three months ended January 3, 2015. We sold $5.3 million of financing receivables to third-party financial institutions in the three months ended December 28, 2013.

3. Restructuring Charges
In September 2014, in support of integrating businesses acquired in the past year and the continued evolution of our business model, we committed to a plan to restructure our workforce. As a result, we recorded a restructuring charge of $26.8 million in the fourth quarter of 2014 associated with severance and related costs associated with 283 employees.
The following table summarizes restructuring accrual activity for the three months ended January 3, 2015:

	Employee Severance and Related Benefits	Facility Closures and Related Costs	Total
	(in thousands)
October 1, 2014	$25,835	$535	$26,370
Credit to operations	(255)	—	(255)
Cash disbursements	(17,192)	(135)	(17,327)
Foreign exchange impact	(308)	(5)	(313)
Accrual, January 3, 2015	$8,080	$395	$8,475

The accrual for facility closures and related costs is included in accrued expenses and other liabilities in the consolidated balance sheet, and the accrual for employee severance and related benefits is included in accrued compensation and benefits in the consolidated balance sheet.

4. Stock-based Compensation
We measure the cost of employee services received in exchange for restricted stock unit (RSU) awards based on the fair value of RSU awards on the date of grant. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.
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
Our equity incentive plans are described more fully in Note K to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

Restricted stock unit activity for the three months ended January 3, 2015	Shares	Weighted Average Grant Date Fair Value (Per Share)
	(in thousands)
Balance of outstanding restricted stock units October 1, 2014	4,379	$26.87
Granted	1,165	$38.54
Vested	(1,543)	$23.53
Forfeited or not earned	(135)	$27.99
Balance of outstanding restricted stock units January 3, 2015	3,866	$31.26

	Restricted Stock Units
Grant Period	Performance-based (1)	Service-based (2)

	(Number of Units in thousands)
First three months of 2015	279	886
_________________

(1)	The performance-based RSUs were granted to employees pursuant to the terms described below.

(2)
The service-based RSUs were issued to employees, including our executive officers. Of these RSUs, approximately 110,000 will vest one year from the date of grant. Substantially all other service-based RSUs will vest in three substantially equal annual installments on or about the anniversary of the date of grant.

In November 2014, we granted the target performance-based restricted stock units ("target RSUs") shown in the table above to senior level employees, including our executive officers. These RSUs are eligible to vest based upon our total shareholder return relative to a peer group (the “TSR units”), measured annually over a three-year period. The number of TSR units to vest over the three year period will be determined based on the performance of PTC stock relative to the stock performance of an index of PTC peer companies established as of the grant date, as determined at the end of three measurement periods ending on September 30, 2015, 2016 and 2017, respectively. The shares earned for each period will vest on November 15 following each measurement period, up to a maximum of two times or one and one half times, as applicable, the number of target RSUs (up to a maximum of 522,000 shares). No vesting will occur in a period unless an annual threshold requirement is achieved. The employee must remain employed by PTC through the applicable vest date for any RSUs to vest. If the return to PTC shareholders is negative but still meets or exceeds the peer group indexed return, a maximum of 100% of the target RSUs shall vest for the measurement period. TSR units not earned in the first two year measurement periods are eligible to be earned in the third measurement period.
The weighted average fair value of the TSR units was $42.92 per target RSU on the grant date. The fair value of the TSR units was determined using a Monte Carlo simulation model, a generally accepted statistical technique used to simulate a range of possible future stock prices for PTC and the peer group. The method uses a risk-neutral framework to model future stock price movements based upon the risk-free rate of return, the volatility of each entity, and the pairwise correlations of each entity being modeled. The fair value for each simulation is the product of the payout percentage determined by PTC’s TSR rank against the peer group, the projected price of PTC stock, and a discount factor based on the risk-free rate.

The significant assumptions used in the Monte Carlo simulation model were as follows:

November 2014 Grant
Average volatility of peer group	30.4%
Risk free interest rate	0.95%
Dividend yield	—%
Compensation expense recorded for our stock-based awards was classified in our consolidated statements of operations as follows:

	Three months ended
	January 3, 2015	December 28, 2013
	(in thousands)
Cost of license and subscription solutions revenue	$142	$65
Cost of support revenue	776	924
Cost of professional services revenue	1,689	1,537
Sales and marketing	2,872	2,499
Research and development	3,086	2,689
General and administrative	2,677	5,050
Total stock-based compensation expense	$11,242	$12,764

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

	Three months ended
Calculation of Basic and Diluted EPS	January 3, 2015	December 28, 2013
	(in thousands, except per share data)
Net income	$30,284	$39,657
Weighted average shares outstanding—Basic	115,341	118,933
Dilutive effect of employee stock options, restricted shares and restricted stock units	1,686	2,167
Weighted average shares outstanding—Diluted	117,027	121,100
Earnings per share—Basic	$0.26	$0.33
Earnings per share—Diluted	$0.26	$0.33

RSUs of 0.4 million were outstanding during the first three months of 2014 but were not included in the calculation of diluted EPS because the share impact of the assumed proceeds related to the weighted unamortized compensation expense exceeded the weighted average RSUs outstanding. These RSUs were excluded from the computation of diluted EPS as the effect would have been anti-dilutive.
Common Stock Repurchases
Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors had authorized us to repurchase up to $100 million worth of shares with cash from operations in the period October 1, 2013 through September 30, 2014. On August 4, 2014, our Board of Directors authorized us to repurchase up to an additional $600 million of our common stock from August 4, 2014 through September 30, 2017. We did not repurchase any shares in the first quarter of 2014.
On August 14, 2014, we entered into an accelerated share repurchase (“ASR”) agreement with a major financial institution (“Bank”). The ASR allowed us to buy a large number of shares immediately at a purchase price determined by an average market price over a period of time. Under the ASR, we agreed to purchase $125 million of our common stock, in total, with an initial delivery to us in August 2014 of 2.3 million shares (“Initial Shares”), which represented the number of shares at the current market price equal to 70% of the total fixed purchase price of $125 million. The remainder of the total purchase price of $37.5 million reflected the value of the stock held by the Bank pending final settlement and, accordingly, was recorded as a reduction to additional paid-in capital in 2014. We settled the ASR in December 2014 and the Bank delivered to us 1.1 million shares. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.
Prior to settlement, we reflected the unsettled portion of the ASR ($37.5 million) as a forward contract indexed to our common stock. The forward contract met all of the applicable criteria for equity classification, and, therefore, was not accounted for as a derivative instrument.
6. Acquisitions
In 2014, we completed the acquisitions of Axeda (on August 11, 2014), Atego (on June 30, 2014) and ThingWorx (on December 30, 2013). The results of operations of these acquired businesses have been included in our consolidated financial statements beginning on their respective acquisition dates.
Acquisition-related costs were $4.0 million and $1.3 million for the first quarter of 2015 and 2014, respectively. Acquisition-related costs include direct costs of potential and completed acquisitions (e.g., investment banker fees, professional fees, including legal and valuation services) and expenses related to acquisition integration activities (e.g., professional fees, severance, and retention bonuses). In addition, subsequent adjustments to our initial estimated amount of contingent consideration associated with specific acquisitions are included within acquisition-related charges. These costs have been classified in general and administrative expenses in the accompanying consolidated statements of operations.
ThingWorx
The former shareholders of ThingWorx are eligible to receive additional consideration of up to $18.0 million, which is contingent on the achievement of certain profitability and bookings targets (as defined in the Merger Agreement) within the period from December 30, 2013 to January 1, 2016. If such targets are achieved, the consideration is payable in cash in two installments, up to half of which will become payable in fiscal 2015, after the first year measurement period, and the remainder of which, including any such amounts not earned in the first measurement period that are subsequently earned, will become payable in fiscal 2016 after the second year measurement period. In connection with accounting for the business combination, we recorded a liability representing the fair value of the contingent consideration. The liability was valued using a discounted cash flow method and a probability weighted estimate of achievement of the financial targets. The estimated undiscounted range of outcomes for the contingent consideration is $16.5 million to $18.0 million. We assess the probability that the targets will be met and at what level each reporting period. Any subsequent changes in the estimated fair value of the liability are reflected in earnings until the liability is fully settled (an increase of $0.5 million in the first quarter of 2015, see Note 8).

7. Goodwill and Intangible Assets
We have two operating segments: (1) Software Products and (2) Services. We assess goodwill for impairment at the reporting unit level. Our reporting units are determined based on the components of our operating segments that constitute a business for which discrete financial information is available and for which operating results are regularly reviewed by segment management. Our reporting units are the same as our operating segments. As of January 3, 2015 and September 30, 2014, goodwill and acquired intangible assets in the aggregate attributable to our software products segment were $1,254.6 million and $1,283.0 million, respectively, and attributable to our services segment were $65.4 million and $66.4 million, respectively. Acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We evaluate goodwill for impairment in the third quarter of our fiscal year, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting segment below its carrying value. Factors we consider important, on an overall company basis and segment basis, when applicable, that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period and a reduction of our market capitalization relative to net book value. We completed our annual goodwill impairment review as of June 28, 2014 and concluded that no impairment charge was required as of that date. To conduct these tests of goodwill, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss equal to the difference between the carrying value of goodwill and its implied fair value. We estimate the fair values of our reporting units using discounted cash flow valuation models. Those models require estimates of future revenues, profits, capital expenditures, working capital, terminal values based on revenue multiples, and discount rates for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. The estimated fair value of each reporting unit was more than double its carrying value as of June 28, 2014. Through January 3, 2015 there have not been any events or changes in circumstances that indicate that the carrying values of goodwill or acquired intangible assets may not be recoverable.
Goodwill and acquired intangible assets consisted of the following:

	January 3, 2015			September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Goodwill (not amortized)			$1,000,992			$1,012,527
Intangible assets with finite lives (amortized) (1):
Purchased software	$274,592	$164,060	$110,532	$278,012	$162,259	$115,753
Capitalized software	22,877	22,877	—	22,877	22,877	—
Customer lists and relationships	354,319	153,248	201,071	360,530	147,469	213,061
Trademarks and trade names	18,229	11,278	6,951	18,479	10,964	7,515
Other	4,034	3,567	467	4,117	3,573	544
	$674,051	$355,030	$319,021	$684,015	$347,142	$336,873
Total goodwill and acquired intangible assets			$1,320,013			$1,349,400

(1) The weighted average useful lives of purchased software, customer lists and relationships, trademarks and trade names and other intangible assets with a remaining net book value are 9 years, 10 years, 9 years, and 3 years, respectively.
Goodwill
Changes in goodwill presented by reportable segment were as follows:

	Software Products Segment	Services Segment	Total
	(in thousands)
Balance, October 1, 2014	$959,768	$52,759	$1,012,527
Acquisition of Axeda	(180)	—	(180)
Foreign currency translation adjustments	(11,267)	(88)	(11,355)
Balance, January 3, 2015	$948,321	$52,671	$1,000,992
Amortization of Intangible Assets
The aggregate amortization expense for intangible assets with finite lives was classified in our consolidated statements of operations as follows:

	Three months ended
	January 3, 2015	December 28, 2013
	(in thousands)
Amortization of acquired intangible assets	$9,413	$7,789
Cost of license and subscriptions solutions revenue	4,767	4,497
Total amortization expense	$14,180	$12,286

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
Our significant financial assets and liabilities measured at fair value on a recurring basis as of January 3, 2015 and September 30, 2014 were as follows:

	January 3, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Cash equivalents (1)	$108,518	$—	$—	$108,518
Forward contracts	—	406	—	406
	$108,518	$406	$—	$108,924
Financial liabilities:
Contingent consideration related to ThingWorx acquisition	$—	$—	$15,729	$15,729
Forward contracts	—	273	—	273
	$—	$273	$15,729	$16,002

	September 30, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Cash equivalents (1)	$101,113	$—	$—	$101,113
Forward contracts	—	339	—	339
	$101,113	$339	$—	$101,452
Financial liabilities:
Contingent consideration related to ThingWorx acquisition	$—	$—	$15,191	$15,191
Forward contracts	—	911	—	911
	$—	$911	$15,191	$16,102

______________
(1) Money market funds and time deposits.

Changes in the fair value of Level 3 contingent consideration liability associated with our acquisition of ThingWorx were as follows:

Contingent Consideration
(in thousands)
Balance, October 1, 2014	$15,191
Change in present value of contingent consideration	538
Balance, January 3, 2015	$15,729

In connection with accounting for the ThingWorx business combination, we recorded a liability representing the fair value of contingent consideration payable upon achievement of certain financial targets over the next two years. The liability that we recorded was valued using a discounted cash flow method and a probability weighted estimate of achievement of the financial targets based on inputs that are not observable in the market, which represents a level 3 measurement within the fair value hierarchy. Changes in the fair value of the contingent consideration liability will be reflected in acquisition-related charges in general and administrative expense until the liability is fully settled. Of the contingent consideration liability, $7.6 million is included in accrued expenses and other current liabilities and the balance is included in other liabilities in the consolidated balance sheet as of January 3, 2015.

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
As of January 3, 2015 and September 30, 2014, we had outstanding forward contracts with notional amounts equivalent to the following:

Currency Hedged	January 3, 2015	September 30, 2014
	(in thousands)
Canadian Dollar / U.S. Dollar	$22,476	25,583
Euro / U.S. Dollar	22,114	61,751
British Pound / Euro	11,004	14,259
Israeli New Sheqel / U.S. Dollar	1,730	6,144
All other	11,458	9,251
Total	$68,782	$116,988
As of January 3, 2015 and September 30, 2014, the accompanying consolidated balance sheets include a net asset of $0.4 million and $0.3 million, respectively, in prepaid expenses and other current assets, and a net liability of $0.3 million and $0.9 million, respectively in accrued expenses related to the fair value of our forward contracts.
Net gains and losses on foreign currency exposures are recorded in other income (expense), net and include realized and unrealized gains and losses on forward contracts. Net gains and losses on foreign currency exposures for the three months ended January 3, 2015 and December 28, 2013 were as follows:

	Three months ended
	January 3, 2015	December 28, 2013
	(in thousands)
Net losses on foreign currency exposures	$237	$864
Net realized and unrealized gain on forward contracts (excluding the underlying foreign currency exposure being hedged)	$(297)	$(1,628)

10. Segment Information
We operate within a single industry segment—computer software and related services. Operating segments as defined under GAAP are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our President and Chief Executive Officer. We have two operating and reportable segments: (1) Software Products, which includes license and related support revenue (including updates and technical support) for all our products except training-related products; and (2) Services, which includes consulting, implementation, training, cloud services, computer-based training products, including support on these products, and other services revenue. We do not allocate sales and marketing or administrative expenses to our operating segments as these activities are managed on a consolidated basis.
The revenue and operating income attributable to our operating segments are summarized as follows:

	Three months ended
	January 3, 2015	December 28, 2013
	(in thousands)
Revenue:
Total Software Products segment revenue	$246,991	$244,253
Total Services segment revenue	78,451	80,672
Total revenue	$325,442	$324,925
Operating income: (1)
Software Products segment	$149,045	$158,238
Services segment	13,200	12,622
Sales and marketing expenses	(87,607)	(84,710)
General and administrative expenses	(37,007)	(31,279)
Total operating income	37,631	54,871
Other income (expense), net	(3,224)	(1,753)
Income before income taxes	$34,407	$53,118

(1)
We recorded a credit to restructuring of $0.3 million in the first quarter of 2015 which is included in the Services segment. We recorded restructuring charges of $1.1 million in the first quarter of 2014. Software Products included $0.1 million; Services included $0.2 million; sales and marketing expenses included $0.5 million; and general and administrative expenses included $0.3 million of these restructuring charges.

11. Income Taxes
In the first quarter of 2015, our effective tax rate was 12% on pre-tax income of $34.4 million, compared to a provision of 25% on pre-tax income of $53.1 million in the first quarter of 2014. In the first quarter of 2015, our effective tax rate was lower than the 35% statutory federal income tax rate due to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate, including a rate benefit from a business realignment completed on September 30, 2014 in which intellectual property was transferred between two wholly-owned foreign subsidiaries. The realignment allows us to more efficiently manage the distribution of our products to European customers. This realignment resulted in a tax benefit of approximately $4 million in the first quarter of 2015. Additionally, our provision reflects a $2.1 million tax benefit related to a retroactive extension of the U.S. research and development tax credit enacted in the first quarter of 2015. This benefit was offset by a corresponding provision to increase our U.S. valuation allowance.
In the first quarter of 2014, our effective tax rate was lower than the 35% statutory federal income tax rate due to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate.
As of January 3, 2015 and September 30, 2014, we had unrecognized tax benefits of $14.8 million and $15.0 million, respectively. If all of our unrecognized tax benefits as of January 3, 2015 were to become recognizable in the future, we would record a benefit to the income tax provision of $13.5 million which would be partially offset by an increase in the U.S. valuation allowance of $4.7 million.

Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates. We believe it is reasonably possible that within the next 12 months the amount of unrecognized tax benefits related to the resolution of multi-jurisdictional tax positions could be reduced by up to $8 million as audits close and statutes of limitations expire.
We follow the with-and-without approach for the direct effects of windfall tax deductions to determine the timing of the recognition of benefits for windfall tax deductions.  In the first quarter of 2014, we recorded windfall tax benefits of $6.8 million to additional paid-in capital.

12. Debt
Credit Agreement
In September 2014, we entered into a multi-currency credit facility with a syndicate of sixteen banks for which JPMorgan Chase Bank, N.A. acts as Administrative Agent. We expect to use the credit facility for general corporate purposes, including acquisitions of businesses, share repurchases and working capital requirements. As of January 3, 2015, the fair value of our credit facility approximates our book value.
The credit facility consists of a $500 million term loan and a $1 billion revolving loan commitment, and may be increased by an additional $250 million (in the form of revolving loans or term loans, or a combination thereof) if the existing or additional lenders are willing to make such increased commitments. The revolving loan commitment does not require amortization of principal. The term loan requires prepayment of principal at the end of each calendar quarter. The revolving loan and term loan may be repaid in whole or in part prior to the scheduled maturity dates at our option without penalty or premium. The credit facility matures on September 15, 2019, when remaining amounts outstanding will be due and payable in full. We are required to make principal payments under the term loan of $25 million, $50 million, $50 million, $75 million and $300 million in 2015, 2016, 2017, 2018 and 2019, respectively.
PTC is the sole borrower under the credit facility. The obligations under the credit facility are guaranteed by PTC’s material domestic subsidiaries and 65% of the voting equity interests of PTC’s material first-tier foreign subsidiaries are pledged as collateral for the obligations.
As of January 3, 2015, we had $605.6 million outstanding under the credit facility comprised of the $493.7 million term loan and a $111.9 million revolving loan. Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by PTC as described below. As of January 3, 2015, the annual rate on the term and revolving loan was 1.625% (which will reset on March 17, 2015). Interest rates on borrowings outstanding under the credit facility range from 1.25% to 1.5% above an adjusted LIBO rate for Eurodollar-based borrowings or would range from 0.25% to 0.5% above the defined base rate (the greater of the Prime Rate, the Federal Funds Effective Rate plus 0.005%, or an adjusted LIBO rate plus 1%) for base rate borrowings, in each case based upon PTC’s leverage ratio. Additionally, PTC may borrow certain foreign currencies at rates set in the same range above the respective London interbank offered interest rates for those currencies, based on PTC’s leverage ratio. A quarterly commitment fee on the undrawn portion of the credit facility is required, ranging from 0.175% to 0.25% per annum, based upon PTC’s leverage ratio.
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

As of January 3, 2015, our leverage ratio was 1.74 to 1.00, our fixed charge coverage ratio was 12.83 to 1.00 and we were in compliance with all financial and operating covenants of the credit facility. As of January 3, 2015, we had $456 million available to borrow under the revolving loan portion of our credit facility, the availability of which is limited based on financial covenants in the facility.
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
Accruals
With respect to legal proceedings and claims, we record an accrual for a contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. For legal proceedings and claims for which the likelihood that a liability has been incurred is more than remote but less than probable, we estimate the range of possible outcomes. As of January 3, 2015, we had a legal proceedings and claims accrual of $2.0 million.
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

14. Pension Plans
Our pension plans are described in more detail in Note M to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. In the first quarter of 2015, we contributed $10 million to a non-U.S. pension plan.
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
As of September 30, 2014, we valued the projected benefit obligations of the Plan based on the present value of estimated costs to settle the liabilities through a combination of lump sum payments to participants and purchasing annuities from an insurance company.  This reflects an estimate of how many participants we expect will accept a lump sum offering, and an estimate of lump sum payouts for those participants based on the current lump sum rates approved by the IRS.  Liabilities expected to be settled through annuity contracts have been estimated based on future benefit payments, discounted based on current interest rates that correspond to the liability payouts, adjusted to reflect a premium that would be assessed by the insurer.
We expect to settle the liabilities by the end of fiscal 2015. As the liabilities are settled, unamortized losses in accumulated other comprehensive income will be recognized based on the projected benefit obligations and assets measured as of the dates the settlements occur. The amount of unamortized losses was $68 million at September 30, 2014. Prior to settling the liabilities, we will contribute such additional amounts (currently estimated to be approximately $25 million) as may be necessary to fully fund the Plan. Such contributions are expected to be made concurrently with settling the liabilities but may be made earlier at our discretion.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not historic facts, including statements about our future financial and growth expectations, the development of our products and markets and adoption of our solutions and future purchases by customers, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. These risks include the possibility that the macroeconomic and/or global manufacturing climates may not improve or may deteriorate, the possibility that customers may not purchase our solutions when or at the rates we expect, the possibility that our businesses, including our Internet of Things (IoT) and SLM businesses, may not expand and/or generate the revenue we expect, the possibility that market size and growth estimates may be incorrect and that we may be unable to grow our business at or in excess of market growth rates, the possibility that our pipeline of opportunities may not convert or generate the revenue we expect, the possibility that we will be unable to achieve planned professional services margins and operating margin improvements, the possibility that foreign currency exchange rates may vary from our expectations and thereby affect our reported revenue and expense, the possibility that we may not achieve the license and subscription solutions (L&SS), support or professional services revenue that we expect, which could result in a different mix of revenue between L&SS, support and professional services and could impact our EPS results, the possibility that our customers may purchase more of our solutions as subscriptions than we expect, which would adversely affect near-term revenue, operating margins and EPS, the possibility that sales of our solutions as subscriptions may not have the longer-term effect on revenue that we expect, the possibility that we may be unable to leverage our products and customer relationships to increase sales, the possibility that sales personnel productivity may not increase as we expect, the possibility that we may be unable to expand our services partner ecosystem or improve services margins as we expect, the possibility that we may be unable to generate sufficient operating cash flow to return 40% of free cash flow to shareholders or that other uses of cash could preclude share repurchases, and the possibility that substantial fines and penalties may be assessed against PTC in connection with our previously announced investigation in China and that any such resolution may have collateral effects on our business in China, the U.S. or elsewhere; as well as other risks and uncertainties described below throughout or referenced in Part II, Item 1A. Risk Factors of this report.
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
Executive Overview

Our overall revenue results were flat year-over-year and were impacted by several important changes within our business and in the external environment. With recent acquisitions and the introduction of subscription-based pricing for most of our products, we had a higher mix of subscription-based bookings (as defined in "New Revenue Reporting" below) in the current period relative to the year-ago period. While we believe subscription-based pricing will be favorable over the longer term, our higher mix of subscription-based bookings negatively impacted reported revenue and EPS in the current quarter than if we had the same mix of perpetual license revenue transactions as the year-ago period. Additionally, we have a strong foreign-exchange headwind versus last year, with a $12 million unfavorable impact to revenue in the first quarter of 2015.
In the first quarter of 2015 revenue was flat (up 1% on a non-GAAP basis) and up 4% on a constant currency basis. Our results in the first quarter of 2015 suggest we are seeing good customer traction for our Internet of Things (IoT) solutions, although that business is currently a small percentage of our overall business. We were also encouraged to see solid customer adoption of subscription-based licensing, with subscription solutions bookings in the quarter representing 19% of our license and subscription solutions (L&SS) bookings, which was higher than our expectation of 15%. Furthermore, approximately 60% of our revenue came from recurring revenue streams (subscription solutions and support), up from approximately 53% in the year-ago period.
In the first quarter of 2015, revenue included higher than expected support and professional services revenue. License and subscription solutions (L&SS) revenue of $79 million was down 5% compared to the first quarter of 2014 and down 1% year over year on a constant currency basis. From a geographic perspective, we saw growth in L&SS revenue year over year in the Pacific Rim and Europe offset by a decline in the Americas due in part to strong performance in the first quarter of 2014. On a constant currency basis, L&SS revenue increased in Japan, the Pacific Rim and Europe.
We delivered GAAP EPS of $0.26 for the first quarter of 2015, down from $0.33 for the first quarter of 2014, and non-GAAP EPS of $0.50, up 1% compared to the first quarter of 2014 and up 12% on a constant currency basis. GAAP and non-GAAP EPS benefited from higher support revenue and a lower tax rate, offset by lower revenue due to a higher mix of subscription solutions bookings in the quarter and lower gross profit due in part to investments in our Internet of Things business. Currency movements unfavorably impacted EPS by approximately $0.05. GAAP operating margin was 11.6% (13.0% on a constant currency basis) down from 16.9% in the first quarter of 2014. Non-GAAP operating margin of 21.4% (22.6% on a constant currency basis) was down 400 basis points compared to the first quarter of 2014 and 270 basis points year over year on a constant currency basis.
We generated $14 million of cash from operations in the first quarter of 2015 and we ended the quarter with $261 million of cash. At January 3, 2015, the balance outstanding under our credit facility was $606 million and we had $456 million available to borrow under the revolving loan portion of our credit facility, the availability of which is limited based on financial covenants in the facility.
Non-GAAP measures are reconciled to GAAP results under Results of Operations - Non-GAAP Measures below.
New Revenue Reporting
We previously reported revenue by three lines of business: (1) license; (2) services; and (3) support. With the introduction of subscription pricing as an option for most PTC products starting in the first quarter of 2015, we are now reporting revenue as follows: (1) license and subscription solutions (L&SS) (which includes perpetual license revenue, subscription revenue and cloud services revenue); (2) support; and (3) professional services.
Revenue is generally recognized differently for the sale of a perpetual license and the sale of a subscription solution. Under a perpetual software license, revenue is recognized at the time of sale, while for a subscription solution revenue is deferred and recognized ratably over the subscription term. Given this difference in revenue recognition, we are using “new L&SS bookings” as a performance measure to gauge the health of our business for internal planning and forecasting purposes. This measure is designed to provide a view of the value of new subscription solutions purchased as if those products had been purchased as perpetual licenses. For this measure, we multiply the annualized contract value (ACV) of a new subscription solutions booking (or purchase) by 2, and then add that amount to our perpetual license revenue recognized in the period. The ACV of a new subscription solutions booking is calculated by dividing the total value of a new subscription solutions booking by the term of the contract (in days) and multiplying that result by 365, unless the term is less than one year, in which case the contract value equals the ACV.
Future Expectations, Strategies and Risks
Uncertainty about the economic environment and volatility in foreign currency exchange rates are headwinds for revenue growth in fiscal 2015. While we saw indications of improvements in global manufacturing economic conditions in 2014, current economic indicators raise concerns about the economic climate, particularly in Europe, China and Japan. Because of this level of uncertainty, and current unfavorable Euro and Yen to U.S. Dollar exchange rates relative to 2014, at the outset of 2015 we expected only modest revenue growth in 2015. Due to further deterioration in currency rates, our revenue and earnings expectations for 2015 described below reflect lower targets than originally announced in the first quarter of 2015.
For 2015, we now expect year-over-year revenue to decline 1% to 3% (down from growth of 0% to 2% from our original 2015 targets). This revenue expectation includes a range of license and subscription solutions (L&SS) revenue from a decline of 3% to growth of 5%, flat support revenue, and a decline in professional services revenue of approximately 10%. We expect 24% to 25% non-GAAP operating margin and GAAP operating margin of 14% to 15%, relatively consistent with 2014 non-GAAP operating margin of 25% and GAAP operating margin of 14.5%. Our 2015 earnings target assumes lower operating margins in the first half of 2015, compared to 2014, with improvement in the second half of the year. We are targeting non-GAAP EPS of $2.20 to $2.35 (down from $2.33 to $2.40 previously announced) and GAAP EPS of $1.32 to $1.47. If economic conditions deteriorate further, or if foreign currency exchange rates relative to the U.S. Dollar differ significantly from our current assumed rates, our results could differ materially from our targets. Our targets assume foreign currency exchange rates of $1.14 USD to one Euro and 118 Yen to one USD (down from $1.25 USD to one Euro and 115 Yen to one USD when we originally announced our 2015 targets). Additionally, if a greater percentage of our customers purchase our solutions as subscriptions than we expect, it may have an adverse impact on revenue, operating margin, cash flow and EPS growth relative to our targets and historical results.
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
Over the longer term, we continue to expect to increase non-GAAP operating margins to 28% to 30% by 2018 through a combination of: (1) increasing our non-GAAP professional services gross margin toward our longer-term goal of 20% by 2018; (2) further expanding our professional services partner ecosystem to reduce professional services revenue as a percentage of total revenue; (3) enhancing sales force productivity and efficiency; (4) implementing solutions that require shorter sales cycles and less professional services; (5) continued vigilance on cost control; and (6) capitalizing on new opportunities, such as the trend toward smart, connected products and the Internet of Things.
Also, our results have been impacted, and we expect will continue to be impacted, by our ability to close large transactions. The amount of revenue, particularly L&SS revenue, attributable to large transactions, and the number of such transactions, may vary significantly from quarter to quarter based on customer purchasing decisions and macroeconomic conditions. Our growth rates have become increasingly dependent on adoption of our solutions by large direct customers. Such transactions tend to be larger in size and may have long lead times as they often follow a lengthy product selection and evaluation process. This may cause volatility in our results.
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

	Three months ended				Percent Change 2014 to 2015
	January 3, 2015	% of total revenue	December 28, 2013	% of total revenue	Actual	Constant Currency
	(dollar amounts in millions, except per share data)
License and subscriptions solutions	$79.0	24%	$82.9	26%	(5)%	(1)%
Support	181.6	56%	170.1	52%	7%	10%
Professional services	64.8	20%	71.9	22%	(10)%	(6)%
Total revenue	325.4		324.9		—%	4%
Cost of license and subscriptions solutions revenue	13.3		10.3		29%
Cost of support revenue	21.4		19.9		7%
Cost of professional services revenue	58.2		62.7		(7)%
Total cost of revenue	92.9		93.0		—%
Gross margin	232.5		232.0		—%
Operating expenses	194.9		177.1		10%
Total costs and expenses (1)	287.8		270.1		7%	9%
Operating income (1)	$37.6		$54.9		(31)%	(20)%
Non-GAAP operating income (1)	$69.8		$82.3		(15)%	(7)%
Operating margin (1)	11.6%		16.9%
Non-GAAP operating margin (1)	21.4%		25.3%
Diluted earnings per share (2)	$0.26		$0.33
Non-GAAP diluted earnings per share (2)	$0.50		$0.50
Cash flow from operations	$13.6		$36.2

(1) Costs and expenses for the three months ended January 3, 2015 and December 28, 2013 included acquisition-related and pension plan termination costs of $5.7 million and $1.3 million, respectively. These acquisition-related and pension plan termination costs have been excluded from non-GAAP operating income.

(2) Income taxes for non-GAAP diluted earnings per share reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments described in Non-GAAP Measures. In the fourth quarter of 2012, a valuation allowance was established against our U.S. net deferred tax assets. Similarly, in the fourth quarter of 2014, valuation allowances were established against our foreign net deferred tax assets in two foreign jurisdictions. As the U.S. and the two foreign jurisdictions are profitable on a non-GAAP basis, the 2015 and 2014 non-GAAP tax provision is being calculated assuming there is no valuation allowance in these jurisdictions. Our non-GAAP tax provision in the first quarter of 2015 reflects a $2.1 million tax benefit related to a retroactive extension of the research and development tax credit enacted in the first quarter of 2015.

Results of Operations
Impact of Foreign Currency Exchange on Results of Operations
Approximately two-thirds of our revenue and half of our expenses are transacted in currencies other than the U.S. Dollar. Because we report our results of operations in U.S. Dollars, currency translation, particularly changes in the Euro and Yen relative to the U.S. Dollar, affects our reported results. If actual results for the first quarter of 2015 had been converted into U.S. Dollars based on the foreign currency exchange rates in effect for the first quarter of 2014, revenue would have been higher by $12.3 million, costs and expenses would have been higher by $6.0 million and operating income would have been higher by $6.3 million. Our constant currency disclosures are calculated by multiplying the actual results for the first quarter of 2015 by the exchange rates in effect for the first quarter of 2014.
Revenue from Acquired Businesses
In 2014, we completed the acquisitions of Axeda (on August 11, 2014), Atego (on June 30, 2014) and ThingWorx (on December 30, 2013). The results of operations of these acquired businesses have been included in our consolidated financial statements beginning on their respective acquisition dates. Axeda, Atego and ThingWorx collectively added $14.2 million

($15.6 million on a non-GAAP basis) to our revenue in the first quarter of 2015.
Reclassifications
Through 2014, we classified revenue in three categories: 1) license; 2) service; and 3) support. Because we introduced subscription-based licenses in 2015, we have revised our revenue reporting. Effective with the beginning of the first quarter of 2015, we are reporting revenue as follows: 1) license and subscription solutions (L&SS); 2) support; and 3) professional services. L&SS revenue includes perpetual license revenue, subscription revenue and cloud services revenue. Cloud service offerings were previously reflected in service revenue and cost of service revenue. As a result, in the consolidated statements of operations included in our unaudited consolidated financial statements for the three months ended December 28, 2013 revenue totaling $3.7 million was reclassified from service revenue to L&SS revenue, and costs totaling $2.8 million were reclassified from cost of service revenue to cost of L&SS revenue to conform to the current period presentation. Consulting and training service revenue and consulting and training cost of service revenue are now referred to as professional services revenue and cost of professional services revenue in the accompanying consolidated statements of operations. The discussion that follows reflects our revised reporting structure.
Revenue
We report our revenue by line of business (license and subscriptions solutions (L&SS), support and professional services), by solution area (CAD, EPLM, SLM and IoT) and by geographic region (Americas, Europe, Pacific Rim and Japan). Results include combined revenue from direct sales and our channel.
CAD revenue includes PTC Creo® and PTC Mathcad®.
Extended PLM (EPLM) revenue includes our PLM solutions (primarily PTC Windchill®) and our ALM solutions (primarily PTC Integrity™ ) and Atego.®
SLM revenue includes PTC Arbortext® and PTC Servigistics® products.
IoT revenue includes ThingWorx® and Axeda® products.

Revenue by Solution	Three months ended
			Percent Change
	January 3, 2015	December 28, 2013	Actual	Constant Currency
	(Dollar amounts in millions)
CAD
L&SS	$29.7	$34.2	(13)%	(9)%
Support	98.5	96.0	3%	7%
Professional services	5.2	6.0	(12)%	(7)%
Total revenue	$133.5	$136.1	(2)%	2%
EPLM
L&SS	$31.2	$35.7	(13)%	(9)%
Support	63.4	56.7	12%	15%
Professional services	45.0	50.7	(11)%	(7)%
Total revenue	$139.5	$143.1	(2)%	1%
SLM
L&SS	$10.0	$13.0	(23)%	(20)%
Support	18.8	17.5	7%	10%
Professional services	14.1	15.2	(7)%	(4)%
Total revenue	$42.9	$45.7	(6)%	(3)%
IoT
L&SS	$8.1	$—
Support	0.9	—
Professional services	0.5	—
Total revenue	$9.5	$—

License and Subscription Solutions Revenue
In the first quarter of 2015, compared to the year-ago period, L&SS revenue was down 5% (down 1% on a constant currency basis) and organic L&SS revenue (excluding revenue from Axeda, Atego and ThingWorx) was down 16% (down 12% on a constant currency basis). The amount of L&SS revenue and bookings attributable to large transactions, and the number of such transactions, may vary significantly from period to period and by geographic region. We did not have any L&SS bookings from an individual customer greater than $5 million in the first quarters of 2015 and 2014.
Support Revenue
Support revenue is comprised of contracts to maintain new and/or previously purchased perpetual licenses. Subscription-based licenses include the right for a customer to use our software and receive related support for a specified term and revenue is recognized ratably over the term of the arrangement. Subscription-based revenue (including support) is included in L&SS revenue. We saw steady growth in support revenue in 2013 and 2014, continuing in 2015. CAD support seats increased 2% as of the end of the first quarter of 2015 compared to the end of the first quarter of 2014 and EPLM support seats increased 9% over the same period. On an organic basis, total support revenue increased 5% (8% on a constant currency basis) in the first quarter of 2015, compared to the first quarter of 2014. Support revenue increased in all regions and business areas on a constant currency basis in the first quarter of 2015 compared to the first quarter of 2014, in part due to six additional days in the first quarter of 2015, which ended on January 3, 2015, compared to the first quarter of 2014, which ended on December 28, 2013, and 5% constant currency perpetual license revenue growth in 2014, compared to 2013.
Foreign currency exchange rate movements impacted support revenue unfavorably by $6.3 million in the first quarter of 2015, compared to the first quarter of 2014.
Professional Services Revenue
Consulting and training services engagements typically result from sales of new licenses and subscription solutions, particularly of our EPLM and SLM solutions. Expanding our service partner program under which service engagements are referred to third party service providers is part of our overall margin expansion strategy. Additionally, over time, we anticipate implementing solutions that require less services. As a result, we do not expect that the amount of professional services we deliver will increase proportionately with L&SS revenue increases. Consulting revenue typically represents approximately 85% of total professional services revenue and training revenue represents approximately15% of total professional services revenue. Our consulting service revenue in the first quarter of 2015 was down 12%. Year over year, training revenue increased 9% in the first quarter of 2015 compared to the first quarter of 2014. On an organic basis, total professional services revenue decreased 12% (8% on a constant currency basis) in the first quarter of 2015, compared to the first quarter of 2014.
CAD Revenue
In the first quarter of 2015, L&SS revenue from new Creo® seats, modules, and upgrades declined 6% ($1.6 million) compared to the first quarter of 2014 and L&SS revenue from sales of other CAD software products, training software, and eLearning declined 37% ($2.8 million). Sales of new licenses, modules and upgrades associated with our Creo® platform accounted for over 80% of CAD L&SS revenue. Looking forward, as a significant percentage of our customers have adopted Creo, we expect CAD license revenue in 2015 will be lower than 2014.
CAD channel revenue which represents approximately 40% of total CAD revenue, was up 5% in the first quarter of 2015 compared to the year-ago period (up 11% on a constant currency basis) with L&SS revenue up 9% year over year (up 15% on a constant currency basis).
Extended PLM Revenue
Within our EPLM business, PLM L&SS revenue declined modestly with more significant declines in ALM revenue. On an organic basis, total EPLM revenue decreased 6% (2% on a constant currency basis) in the first quarter of 2015, compared to the first quarter of 2014.
SLM Revenue
SLM L&SS revenue in the first quarter of 2015 declined 20% on a constant currency basis compared to the first quarter of 2014. We remain encouraged by our current SLM pipeline, but longer sales cycles led to lower than expected close rates, and affected our ability to grow SLM. While we have seen variability in the revenue contribution from SLM, we continue to believe our SLM L&SS business can achieve double digit growth rates over time, particularly when we introduce planned new connected SLM applications.
IoT Revenue
IoT revenue is attributable to our acquisitions of Axeda and ThingWorx in the fourth quarter and second quarter, respectively, of fiscal 2014. We believe our leadership position within the application enablement platforms space, combined with an ability to sell IoT solutions to new and existing PTC customers, will enable us to achieve double digit growth rates in this business going forward.
Bookings from Individual Customers
We believe the amount of large deals is an important measure of the strength of our business. We are now defining large deals as greater than $1 million of L&SS bookings (as defined in Executive Overview New Revenue Reporting) from a customer during the quarter, which we believe more accurately reflects incremental new software business in a given quarter. Previously we defined large deals as more than $1 million of license and service revenue recognized from a customer during a quarter. We also track mega deals, which we now define as transactions resulting in L&SS bookings of over $5 million in a quarter. There were no mega deals in the first quarters of 2015 and 2014.
For the first quarters of 2015 and 2014 there were 15 customers and 14 customers with L&SS bookings greater than $1 million, respectively, with average bookings per customer of $1.7 million and $2.0 million, respectively. We continue to have a strong pipeline of large deals that we are working on worldwide, though the timing of closing and the size of large deals may be affected by the overall health of the manufacturing economy, among other factors.

	Three months ended
	January 3, 2015	December 28, 2013
	(Dollar amounts in millions)
L&SS bookings greater than $1 million from individual customers in a quarter (1)	$25.8	$27.8
% of total L&SS bookings (1)	32%	35%
(1) We define L&SS bookings as new subscription solutions ACV multiplied by two, plus perpetual license revenue, as described in Executive Overview New Revenue Reporting.
Revenue by Geographic Region

	Three months ended				Percent Change
	January 3, 2015	% of Total Revenue	December 28, 2013	% of Total Revenue	Actual	Constant Currency
	(Dollar amounts in millions)
Revenue by region:
Americas	$136.1	42%	$138.9	43%	(2)%	(2)%
Europe	$128.2	39%	$127.0	39%	1%	8%
Pacific Rim	$35.9	11%	$33.9	10%	6%	7%
Japan	$25.2	8%	$25.1	8%	—%	12%

Americas
The decrease in revenue in the Americas in the first quarter of 2015 compared to the first quarter of 2014 consisted of a decrease of 20% ($7.4 million) in L&SS revenue and a decrease of 12% ($3.6 million) in professional services revenue, partially offset by an increase of 12% ($8.3 million) in support revenue. Revenue from Axeda, Atego and ThingWorx totaled $8.7 million in the Americas in the first quarter of 2015. On an organic basis, revenue in the Americas decreased 8% in the first quarter of 2015 compared to the first quarter of 2014.
Europe
Revenue in Europe in the first quarter of 2015 compared to the first quarter of 2014 consisted of an increase in L&SS revenue of 6% ($1.8 million), 15% on a constant currency basis, and an increase in support revenue of 3% ($1.9 million), 9% on a constant currency basis, partially offset by a decrease in professional services revenue of 8% ($2.5 million), 2% on a constant currency basis.
Changes in foreign currency exchange rates, particularly the Euro, unfavorably impacted revenue in Europe by $8.7 million in the first quarter of 2015, as compared to the first quarter of 2014.
Pacific Rim

Revenue in the Pacific Rim in the first quarter of 2015 compared to the first quarter of 2014 included an increase of 13% ($1.8 million) in L&SS revenue and an increase in support revenue of 15% ($1.9 million), offset by a decrease of 23% ($1.7 million) in professional services revenue.
Revenue from China, which has historically represented 5% to 7% of our total revenue, was 4% of revenue in both the first quarter of 2015 and 2014, and decreased 1% in the first quarter of 2015 as compared to the first quarter of 2014.
Japan
Revenue in Japan in the first quarter of 2015 compared to the first quarter of 2014 reflects flat L&SS revenue and an increase of 18% ($0.7 million) in professional services revenue, offset by a decrease in support revenue of 4% ($0.6 million). On a constant currency basis, L&SS revenue was up 11% year over year, support revenue was up 7% year over year and professional services revenue was up 34% year over year.
Changes in the Yen to U.S. Dollar exchange rate unfavorably impacted revenue in Japan by $2.9 million in the first quarter of 2015 compared to the first quarter of 2014.

Gross Margin	Three months ended
	January 3, 2015	December 28, 2013	Percent Change
	(Dollar amounts in millions)
Gross margin	$232.5	$232.0	—%
Non-GAAP gross margin	241.2	239.0	1%
Gross margin as a % of revenue:
License and subscription solutions	83.1%	87.6%
Support	88.2%	88.3%
Professional services	10.2%	12.8%
Gross margin as a % of total revenue	71.4%	71.4%
Non-GAAP gross margin as a % of total revenue	73.8%	73.6%

Total gross margin was flat in the first quarter of 2015 reflecting a favorable mix of support revenue (56% of total revenue in the first quarter of 2015 compared to 52% in the first quarter of 2014), offset by lower L&SS and professional services gross margins due in part to investments we are making in select strategic customer engagements, which we expect to continue to unfavorably impact professional service margins through the first half of 2015. Professional services revenue comprised 20% of our total revenue in the first quarter of 2015 compared to 22% in the first quarter of 2014.

	Three months ended
	January 3, 2015	December 28, 2013	Percent Change
	(Dollar amounts in millions)
Costs and expenses:
Cost of L&SS revenue	$13.3	$10.3	29%
Cost of support revenue	21.4	19.9	7%
Cost of professional services revenue	58.2	62.7	(7)%
Sales and marketing	87.6	84.2	4%
Research and development	61.1	53.1	15%
General and administrative	37.0	30.9	20%
Amortization of acquired intangible assets	9.4	7.8	21%
Restructuring (credit) charge	(0.3)	1.1	(124)%
Total costs and expenses (1)	$287.8	$270.1	7%
Total headcount at end of period	6,237	5,940

(1)	On a constant currency basis, compared to the year-ago period, total costs and expenses for the first quarter of 2015 increased 9%.
Costs and expenses in the first quarter of 2015, compared to the first 2014, increased primarily as a result of:

•costs from acquired businesses (approximately 300 employees);
•investments we are making in the Internet of Things solutions area of our business;
•company-wide merit pay increases totaling approximately $12 million on an annualized basis, which were effective February 1, 2014; and
•acquisition and pension termination-related costs which were $4.4 million higher.
These cost increases were partially offset by cost savings resulting from restructuring actions in 2014 and changes in foreign currency rates which favorably impacted costs and expenses in the first quarter of 2015 compared to the first quarter of 2014 by $6.0 million.

Cost of License and Subscription Solutions Revenue	Three months ended
	January 3, 2015	December 28, 2013	Percent Change
	(Dollar amounts in millions)
Cost of L&SS revenue	$13.3	$10.3	29%
% of total revenue	4%	3%
% of total L&SS revenue	17%	12%
L&SS headcount at end of period	72	58	24%

Our cost of L&SS revenue consists of fixed and variable costs associated with reproducing and distributing software and documentation, as well as royalties paid to third parties for technology embedded in or licensed with our software products, amortization of intangible assets associated with acquired products and costs to perform and support our cloud services business. Cost of L&SS revenue as a percent of L&SS revenue can vary depending on product mix sold and the effect of fixed and variable royalties and the level of amortization of acquired software intangible assets. Amortization of acquired purchased software totaled $4.8 million and $4.5 million in the first quarters of 2015 and 2014, respectively. Costs to perform and support our cloud services business was $4.8 million and $2.8 million in the first quarters of 2015 and 2014, respectively, which increase is attributable to our acquisition of Axeda. L&SS headcount at the end of the first quarter of 2015 included approximately 20 employees added from 2014 acquisitions.

Cost of Support Revenue	Three months ended
	January 3, 2015	December 28, 2013	Percent Change
	(Dollar amounts in millions)
Cost of support revenue	$21.4	$19.9	7%
% of total revenue	7%	6%
% of total support revenue	12%	12%
Support headcount at end of period	658	611	8%

Our cost of support revenue includes costs such as salaries, benefits, and computer equipment and facilities associated with customer support and the release of support updates (including related royalty costs). In the first quarter of 2015 compared to the first quarter of 2014, total compensation, benefit costs and travel expenses were higher by 5% ($0.7 million). Support headcount at the end of the first quarter of 2015 included approximately 30 employees added from 2014 acquisitions.

Cost of Professional Services Revenue	Three months ended
	January 3, 2015	December 28, 2013	Percent Change
	(Dollar amounts in millions)
Cost of professional services revenue	$58.2	$62.7	(7)%
% of total revenue	18%	19%
% of total professional services revenue	90%	87%
Professional services headcount at end of period	1,272	1,336	(5)%

Our cost of professional services revenue includes costs such as salaries, benefits, and computer equipment and facilities for our training and consulting personnel, and third-party subcontractor fees.
In the first quarter of 2015, compared to the first quarter of 2014, total compensation, benefit costs and travel expenses were lower by 6% ($2.8 million) and the cost of third-party consulting services was lower by $1.1 million. The decrease in both compensation-related costs and third-party consulting services is due to lower professional services revenue. Additionally, the decrease in the use of subcontracted third-party consultants is a result of our strategy to have our strategic services partners perform services for customers directly. Professional services headcount at the end of the first quarter of 2015 included approximately 40 employees added from 2014 acquisitions.

Sales and Marketing	Three months ended
	January 3, 2015	December 28, 2013	Percent Change
	(Dollar amounts in millions)
Sales and marketing	$87.6	$84.2	4%
% of total revenue	27%	26%
Sales and marketing headcount at end of period	1,433	1,331	8%

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. Compared to the first quarter of 2014, our compensation, benefit costs and travel expenses were higher by 5% ($3.0 million) in the first quarter of 2015 primarily due to higher salary expenses, partially offset by lower commission expense. Sales and marketing headcount at the end of the first quarter of 2015 included approximately 70 employees added from 2014 acquisitions.

Research and Development	Three months ended
	January 3, 2015	December 28, 2013	Percent Change
	(Dollar amounts in millions)
Research and development	$61.1	$53.1	15%
% of total revenue	19%	16%
Research and development headcount at end of period	2,125	1,985	7%
Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Major research and development activities include developing new releases and updates of our software that enhance functionality and developing new products or features. Total compensation, benefit costs and travel expenses were higher by 16% ($6.8 million) in the first quarter of 2015, compared to the first quarter of 2014. Research and development headcount at the end of the first quarter of 2015 included approximately 100 employees added from 2014 acquisitions.

General and Administrative	Three months ended
	January 3, 2015	December 28, 2013	Percent Change
	(Dollar amounts in millions)
General and administrative	$37.0	$30.9	20%
% of total revenue	11%	10%
General and administrative headcount at end of period	677	619	9%

Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources, legal and administrative functions, as well as acquisition-related charges, bad debt expense and outside professional services, including accounting and legal fees. The increase in overall general and administrative costs in the first quarter of 2015, compared to the first quarter of 2014, includes an increase of salary expense, benefit costs and travel costs of $2.3 million offset by a decrease in stock-based compensation of $2.4 million. Additionally, acquisition-related and pension termination-related costs were $4.4 million higher and costs for outside professional services were higher by $2.0 million. General and administrative headcount at the end of the first quarter of 2015 included approximately 30 employees added from 2014 acquisitions.

Amortization of Acquired Intangible Assets	Three months ended
	January 3, 2015	December 28, 2013	Percent Change
	(Dollar amounts in millions)
Amortization of acquired intangible assets	$9.4	$7.8	21%
% of total revenue	3%	2%
Amortization of acquired intangible assets reflects the amortization of acquired non-product related intangible assets, primarily customer and trademark-related intangible assets, recorded in connection with completed acquisitions. The increase in amortization of acquired intangible assets in the first quarter of 2015 includes our acquisitions of Axeda, Atego and ThingWorx.

Restructuring Charges	Three months ended
	January 3, 2015	December 28, 2013	Percent Change
	(Dollar amounts in millions)
Restructuring charges	$(0.3)	$1.1	(124)%

Restructuring charges recorded in the first quarters of 2015 and 2014, were primarily associated with the completion of actions initiated in 2014 and 2013, respectively.
In the first quarter of 2015, we made cash payments related to restructuring charges of $17 million, compared to $12 million in the first quarter of 2014. At January 3, 2015, accrued compensation and benefits included $8 million for unpaid restructuring charges, which we expect to pay within the next twelve months.

Interest and Other Income (Expense), net	Three months ended
	January 3, 2015	December 28, 2013
	(in millions)
Interest income	$1.2	$0.7
Interest expense	(3.8)	(1.3)
Other income (expense), net	(0.6)	(1.2)
Total interest and other income (expense), net	$(3.2)	$(1.8)

Interest and other income (expense), net includes interest income, interest expense, foreign currency net losses and other non-operating gains and losses. Foreign currency net losses include costs of forward contracts, certain realized and unrealized foreign currency transaction gains or losses, and foreign exchange gains or losses resulting from the required period-end currency re-measurement of the assets and liabilities of our subsidiaries that use the U.S. dollar as their functional currency. Because a large portion of our revenue and expenses is transacted in foreign currencies, we engage in hedging transactions involving the use of foreign currency forward contracts, primarily in the Euro and Canadian Dollar, to reduce our exposure to fluctuations in foreign exchange rates. The increase in interest expense in the first quarter of 2015 compared to the first quarter of 2014 was due to higher amounts outstanding under our credit facility. We had $605.6 million outstanding under the facility at January 3, 2015, compared to $368 million at December 28, 2013.

Income Taxes	Three months ended
	January 3, 2015	December 28, 2013
	(Dollar amounts in millions)
Pre-tax income	$34.4	$53.1
Tax provision	4.1	13.5
Effective income tax rate	12%	25%

In the first quarter of 2015, our effective tax rate was lower than the 35% statutory federal income tax rate due to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate. In addition, on September 30, 2014, we executed a business realignment in which intellectual property was transferred between two wholly-owned foreign subsidiaries. The realignment allows us to more efficiently manage the distribution of our products to European customers. We expect this realignment to result in an annual tax benefit of approximately $15 million to $20 million for the next several years, declining annually thereafter through 2021. This realignment resulted in a tax benefit of approximately $4 million in the first quarter of 2015. Additionally, our provision in the first quarter of 2015 reflects a $2.1 million tax benefit related to a retroactive extension of the research and development tax credit enacted in the first quarter of 2015. This benefit was offset by a corresponding provision to increase our U.S. valuation allowance.
In the first quarter of 2014, our effective tax rate was lower than the 35% statutory federal income tax rate due to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate.
We have concluded, based on the weight of available evidence, that a full valuation allowance continues to be required against our U.S. net deferred tax assets as they are not more likely than not to be realized in the future. We have taken and will continue to take measures to improve core earnings in the U.S. If our U.S. results improve, the valuation allowance against the U.S. net deferred tax assets may no longer be required. We will continue to reassess our valuation allowance requirements each financial reporting period.
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
The non-GAAP measures exclude fair value adjustments related to acquired deferred revenue, stock-based compensation expense, amortization of acquired intangible assets expense, acquisition-related charges, restructuring charges, pension plan termination costs, identified discrete charges included in non-operating other income (expense), net and the related tax effects of the preceding items, and any other identified tax items. These items are normally included in the comparable measures calculated and presented in accordance with GAAP. Our management excludes these items when evaluating our ongoing performance and/or predicting our earnings trends, and therefore excludes them when presenting non-GAAP financial measures. Management uses, and investors should consider, non-GAAP measures in conjunction with our GAAP results.
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

	Three months ended
	January 3, 2015	December 28, 2013
	(in millions, except per share amounts)
GAAP revenue	$325.4	$324.9
Fair value of acquired deferred revenue	1.4	—
Non-GAAP revenue	$326.8	$324.9

GAAP gross margin	$232.5	$232.0
Fair value of acquired deferred revenue	1.4	—
Fair value of acquired deferred costs	(0.1)	—
Stock-based compensation	2.6	2.5
Amortization of acquired intangible assets included in cost of revenue	4.8	4.5
Non-GAAP gross margin	$241.2	$239.0

GAAP operating income	$37.6	$54.9
Fair value of acquired deferred revenue	1.4	—
Fair value of acquired deferred costs	(0.1)	—
Stock-based compensation	11.2	12.8
Amortization of acquired intangible assets included in cost of revenue	4.8	4.5
Amortization of acquired intangible assets	9.4	7.8
Charges included in general and administrative expenses (1)	5.7	1.3
Restructuring (credit) charge	(0.3)	1.1
Non-GAAP operating income	$69.8	$82.3

GAAP net income	$30.3	$39.7
Fair value of acquired deferred revenue	1.4	—
Fair value of acquired deferred costs	(0.1)	—
Stock-based compensation	11.2	12.8
Amortization of acquired intangible assets included in cost of revenue	4.8	4.5
Amortization of acquired intangible assets	9.4	7.8
Charges included in general and administrative expenses (1)	5.7	1.3
Restructuring charges	(0.3)	1.1
Income tax adjustments (2)	(3.5)	(6.9)
Non-GAAP net income	$58.9	$60.2
GAAP diluted earnings per share	$0.26	$0.33
Fair value of acquired deferred revenue	0.01	—
Fair value of acquired deferred costs	—	—
Stock-based compensation	0.10	0.11
Amortization of acquired intangible assets	0.12	0.10
Charges included in general and administrative expenses (1)	0.05	0.01
Restructuring charges	—	0.01
Income tax adjustments (2)	(0.03)	(0.06)
Non-GAAP diluted earnings per share	$0.50	$0.50

Operating margin impact of non-GAAP adjustments:

	Three months ended
	January 3, 2015	December 28, 2013
GAAP operating margin	11.6%	16.9%
Fair value of acquired deferred revenue	0.4%	—%
Fair value of acquired deferred costs	—%	—%
Stock-based compensation	3.5%	3.9%
Amortization of acquired intangible assets	4.4%	3.8%
Charges included in general and administrative	1.8%	0.4%
Restructuring charges	(0.1)%	0.3%
Non-GAAP operating margin	21.4%	25.3%

(1)	Represents acquisition-related charges and costs related to terminating a U.S. pension plan of $1.7 million in the first quarter of 2015.

(2)
Income taxes for non-GAAP diluted earnings per share reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments described in Non-GAAP Measures. In the fourth quarter of 2012, a valuation allowance was established against our U.S. net deferred tax assets. Similarly, in the fourth quarter of 2014, valuation allowances were established against our foreign net deferred tax assets in two foreign jurisdictions. As the U.S. and the two foreign jurisdictions are profitable on a non-GAAP basis, the 2015 and 2014 non-GAAP tax provision is being calculated assuming there is no valuation allowance in these jurisdictions. Our non-GAAP tax provision in the first quarter of 2015 reflects a $2.1 million tax benefit related to a retroactive extension of the research and development tax credit enacted in the first quarter of 2015.

Critical Accounting Policies and Estimates
The financial information included in Item 1 reflects no material changes in our critical accounting policies and estimates as set forth under the heading Critical Accounting Policies and Estimates in Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2014 Annual Report on Form 10-K. Our revenue recognition policy is outlined below. Our revenue recognition policy, in addition to the critical accounting policies described in our 2014 Annual Report on Form 10-K, are the most important accounting judgments and estimates that we made in preparing our financial statements.
Revenue Recognition
Our sources of revenue include: (1) license and subscription solutions, (2) support and (3) professional services. We record revenues in accordance with the guidance provided by ASC 985-605, Software-Revenue Recognition when the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred (generally, FOB shipping point or electronic distribution), (3) the fee is fixed or determinable, and (4) collection is probable. We exercise judgment and use estimates in connection with determining the amounts of software license and services revenues to be recognized in each accounting period. Our primary judgments involve the following:

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
License and Subscription Solutions
License and subscription solutions revenue includes revenue from three primary sources: (1) sales of perpetual licenses, (2) subscription-based licenses, and (3) cloud services.
Under perpetual license arrangements, we generally recognize license revenue up front upon shipment to the customer. We use the residual method to recognize revenue from perpetual license software arrangements that include one or more elements to be delivered at a future date when evidence of the fair value of all undelivered elements exists, and the elements of the arrangement qualify for separate accounting as described below. Under the residual method, the fair value of the undelivered elements (i.e., support and services) based on our vendor-specific objective evidence (“VSOE”) of fair value is deferred and the remaining portion of the total arrangement fee is allocated to the delivered elements (i.e., perpetual software license). If evidence of the fair value of one or more of the undelivered elements does not exist, all revenues are deferred and recognized when delivery of all of those elements has occurred or when fair values can be established. We determine VSOE of the fair value of services and support revenue based upon our recent pricing for those elements when sold separately. For certain transactions, VSOE is determined based on a substantive renewal clause within a customer contract. Our current pricing practices are influenced primarily by product type, purchase volume, sales channel and customer location. We review services and support sold separately on a periodic basis and update, when appropriate, our VSOE of fair value for such elements to ensure that it reflects our recent pricing experience.
Subscription-based licenses include the right for a customer to use our licenses and receive related support for a specified term and revenue is recognized ratably over the term of the arrangement. When sold in arrangements with other elements, VSOE of fair value is established for the subscription-based licenses through the use of a substantive renewal clause within the customer contract for a combined annual fee that includes the term-based license and related support.
Cloud services reflect recurring revenues that include fees for hosting and application management of customers’ perpetual or subscription-based licenses. Generally, customers have the right to terminate the cloud services contract and take possession of the licenses without a significant penalty. When cloud services are sold as part of a multi-element transaction, revenue is allocated to cloud services based on VSOE, and recognized ratably over the contractual term beginning on the commencement dates of each contract, which is the date the services are made available to the customer. VSOE is established for cloud services either through a substantive stated renewal option or stated contractual overage rates, as these rates represent the value the customer is willing to pay on a standalone basis. In addition, cloud services include set-up fees, which are recognized ratably over the contract term or the expected customer life, whichever is longer.
Support
Support contracts generally include rights to unspecified upgrades (when and if available), telephone and internet-based support, updates and bug fixes. Support revenue is recognized ratably over the term of the support contract on a straight-line basis.
Professional Services
Our software arrangements often include implementation, consulting and training services that are sold under consulting engagement contracts or as part of the software license arrangement. When we determine that such services are not essential to the functionality of the licensed software, we record revenue separately for the license and service elements of these arrangements, provided that appropriate evidence of fair value exists for the undelivered services (i.e. VSOE of fair value). We consider various factors in assessing whether a service is not essential to the functionality of the software, including if the services may be provided by independent third parties experienced in providing such services (i.e. consulting and implementation) in coordination with dedicated customer personnel, and whether the services result in significant modification or customization of the software’s functionality. When professional services qualify for separate accounting, professional services revenues under time and materials billing arrangements are recognized as the services are performed. Professional services revenues under fixed-priced contracts are generally recognized as the services are performed using a proportionate performance model with hours or costs as the input method of attribution.
When we provide professional services that are considered essential to the functionality of the software, the arrangement does not qualify for separate accounting of the license and service elements, and the license revenue is recognized together with the consulting services using the percentage-of-completion method of contract accounting. Under such arrangements, consideration is recognized as the services are performed as measured by an observable input. In these circumstances, we separate license revenue from service revenue for income statement presentation by allocating VSOE of fair value of the consulting services as service revenue, and the residual portion as license revenue. Under the percentage-of-completion method, we estimate the stage of completion of contracts with fixed or “not to exceed” fees based on hours or costs incurred to date as compared with estimated total project hours or costs at completion. Adjustments to estimates to complete are made in the periods in which facts resulting in a change become known. When total cost estimates exceed revenues, we accrue for the estimated losses when identified. The use of the proportionate performance and percentage-of-completion methods of accounting require significant judgment relative to estimating total contract costs or hours (hours being a proxy for costs), including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed and anticipated changes in salaries and other costs.
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

Liquidity and Capital Resources

	January 3, 2015	December 28, 2013
	(in thousands)
Cash and cash equivalents	$261,052	$371,377
Amounts below are for the three months ended:
Cash provided by operating activities	$13,632	$36,242
Cash used by investing activities	(8,767)	(5,774)
Cash used (provided) by financing activities	(27,753)	97,790

Cash and cash equivalents
We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. Cash and cash equivalents include highly liquid investments with original maturities of three months or less. At

January 3, 2015, cash and cash equivalents totaled $261.1 million, down from $293.7 million at September 30, 2014, reflecting $14 million in operating cash flow, offset by $8 million used for capital expenditures, $6 million of net amounts repaid under our credit facility ($35 million borrowed to finance working capital requirements, net of $41 million of repayments) and $22 million used to pay withholding taxes on stock-based awards that vested in the period.
Cash provided by operating activities
Cash provided by operating activities was $13.6 million in the first three months of 2015, compared to $36.2 million in the first three months of 2014. The decrease is primarily due to lower earnings, higher restructuring payments by $5 million, and $10 million of planned funding to a non-U.S. pension plan. Net income for the first three months of 2015 and 2014 was $30 million and $40 million, respectively. Accounts receivable days sales outstanding was 59 days at the end of the first quarter of 2015 compared to 60 days as of September 30, 2014 and 58 days at the end of the first quarter of 2014.
We periodically provide financing with payment terms up to 24 months to credit-worthy customers for software purchases. As of January 3, 2015 and September 30, 2014 amounts due from customers for contracts with original payment terms greater than twelve months (financing receivables) totaled $47.7 million and $58.1 million, respectively, compared to $54.4 million at December 28, 2013.
Cash used by investing activities

	Three months ended
	January 3, 2015	December 28, 2013
	(in thousands)
Cash used by investing activities included the following:
Purchases of investments	$(1,000)	$—
Acquisitions of businesses	180	—
Additions to property and equipment	(7,947)	(5,774)
	$(8,767)	$(5,774)

Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements.
Cash (used) provided by financing activities

	Three months ended
	January 3, 2015	December 28, 2013
	(in thousands)
Cash (used) provided by financing activities included the following:
Net borrowings (repayments) under our credit facility	$(6,250)	$110,000
Payments of withholding taxes in connection with vesting of stock-based awards	(21,669)	(19,363)
Proceeds from issuance of common stock	3	351
Excess tax benefits from stock-based awards	163	6,802
	$(27,753)	$97,790

In the first quarter of 2014, we borrowed $110 million under our credit facility to finance the acquisition of ThingWorx, which closed early in the second quarter on December 30, 2013. Payments of withholding taxes in connection with vesting of stock-based awards were higher in the first three months of 2015, compared to the first three months of 2014, primarily because the market value of our stock (upon which the withholding taxes are based) at the time shares vested was higher.
Credit Facility
In September 2014, we entered into a multi-currency credit facility with a syndicate of sixteen banks for which JPMorgan Chase Bank, N.A. acts as Administrative Agent. We expect to use the credit facility for general corporate purposes, including acquisitions of businesses, share repurchases and working capital requirements. As of January 3, 2015, the balance outstanding under the credit facility was $605.6 million, our leverage ratio was 1.74 to 1.00, our fixed charge coverage ratio was 12.83 to 1.00 and we were in compliance with all financial and operating covenants of the credit facility. As of January 3, 2015, we had

$456 million available to borrow under the revolving loan portion of our credit facility, the availability of which is limited based on financial covenants in the facility.
The credit facility consists of a $500 million term loan and a $1 billion revolving loan commitment, and may be increased by an additional $250 million (in the form of revolving loans or term loans, or a combination thereof) if the existing or additional lenders are willing to make such increased commitments. The revolving loan commitment does not require amortization of principal. The term loan requires prepayment of principal at the end of each calendar quarter. The revolving loan and term loan may be repaid in whole or in part prior to the scheduled maturity dates at our option without penalty or premium. The credit facility matures on September 15, 2019, when remaining amounts outstanding will be due and payable in full. We are required to make principal payments under the term loan of $25 million, $50 million, $50 million, $75 million and $300 million in 2015, 2016, 2017, 2018 and 2019, respectively.
For a description of additional terms and conditions of the credit facility, including limitations on our ability to undertake certain actions, see Note 12. Debt in the Notes to Consolidated Financial Statements in this Form 10-Q.
Share Repurchases
Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors had authorized us to repurchase up to $100 million worth of shares with cash from operations in the period October 1, 2013 through September 30, 2014. On August 4, 2014, our Board of Directors authorized us to repurchase up to an additional $600 million of our common stock from August 4, 2014 through September 30, 2017.
On August 14, 2014, we entered into an accelerated share repurchase (“ASR”) agreement with a major financial institution (“Bank”). The ASR allowed us to buy a large number of shares immediately at a purchase price determined by an average market price over a period of time. Under the ASR, we agreed to purchase $125 million of our common stock, in total, with an initial delivery to us in August 2014 of 2.3 million shares (“Initial Shares”), which represented the number of shares at the current market price equal to 70% of the total fixed purchase price of $125 million. The remainder of the total purchase price of $37.5 million reflected the value of the stock held by the Bank pending final settlement and, accordingly, was recorded as a reduction to additional paid-in capital in 2014. We settled the ASR in December 2014 and the Bank delivered to us 1.1 million shares. We borrowed $125 million under the credit facility for the ASR. We did not repurchase any shares in the first quarter of 2014. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.
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
As described in Note M Pension Plans in "Notes to Consolidated Financial Statements" in our Annual Report on Form 10-K, we have begun the process of terminating our U.S. pension plan. We expect to contribute an additional $25 million to the plan in 2015 to complete the termination. Additionally, we expect to make voluntary contributions to a non-U.S. plan of $20 million in 2015, $10 million of which was contributed in October 2014.
At January 3, 2015, we had cash and cash equivalents of $73.6 million in the United States, $59.0 million in Europe, $90.6 million in the Pacific Rim (including India), $18.0 million in Japan and $19.9 million in other non-U.S. countries. As of January 3, 2015, we had an outstanding intercompany loan receivable of $29.6 million. This amount can be repaid with cash generated by our foreign subsidiaries and repatriated to the U.S. without future tax cost. Additionally, we are evaluating several feasible strategies that can be employed to repatriate foreign earnings, at minimal tax cost.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our market risk exposure as described in Item 7A: Quantitative and Qualitative Disclosures about Market Risk of our 2014 Annual Report on Form 10-K.

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
We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of January 3, 2015.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended January 3, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.	RISK FACTORS
In addition to other information set forth in this report, you should carefully consider the factors described in Part I. Item 1A. Risk Factors in our 2014 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2014 Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below shows the shares of our common stock we repurchased in the first quarter of 2015.
ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 - October 25, 2014	—	$—	—	$475,000,000	(2)
October 26 - November 22, 2014	—	$—	—	$475,000,000	(2)
November 23, 2014 - January 3, 2015	1,070,307	$—	1,070,307	$475,000,000	(2)(3)
Total	1,070,307	$—	1,070,307	$475,000,000	(2)(3)

(1)	Periods are our fiscal months within the fiscal quarter.

(2)
In August 2014, our Board authorized us to repurchase up to $600 million worth of our shares in the period August 4, 2014 through September 30, 2017, which repurchase program we announced on August 4, 2014.

(3)
In August 2014, we made a payment of $125 million to repurchase shares pursuant to an accelerated share repurchase agreement (“ASR”) with a major financial institution (“ Bank”) of which 2,300,210 shares were repurchased in August at the market price of $38.04 per share, totaling $87.5 million. The remaining $37.5 million represents the amount held back by the Bank pending final settlement of the ASR. We settled the ASR in December 2014 and the Bank delivered to us 1,070,307 shares. See Note E Earnings per Share and Common Stock of "Notes to Condensed Consolidated Financial Statements" included in this Quarterly Report.

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

101
The following materials from PTC Inc.'s Quarterly Report on Form 10-Q for the quarter ended January 3, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of January 3, 2015 and September 30, 2014; (ii) Condensed Consolidated Statements of Operations for the three months ended January 3, 2015 and December 28, 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three three months ended January 3, 2015 and December 28, 2013; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended January 3, 2015 and December 28, 2013; and (v) Notes to Condensed Consolidated Financial Statements.

_________________

*	Indicates that the exhibit is being furnished, not filed, with this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PTC Inc.

By:	/s/ JEFFREY GLIDDEN
Jeffrey Glidden Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 10, 2015