Form 10-Q
period 2015-04-04
PTC INC.
filed 2015-05-11
CIK 857005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2015
Commission File Number: 0-18059
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There were 114,986,644 shares of our common stock outstanding on May 7, 2015.

PTC Inc.
INDEX TO FORM 10-Q
For the Quarter Ended April 4, 2015

PART I—FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS

PTC Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	April 4, 2015	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$267,815	$293,654
Accounts receivable, net of allowance for doubtful accounts of $1,236 and $1,622 at April 4, 2015 and September 30, 2014, respectively	201,379	235,688
Prepaid expenses and other current assets	203,726	171,526
Deferred tax assets	33,332	31,299
Total current assets	706,252	732,167
Property and equipment, net	65,191	67,783
Goodwill	984,953	1,012,527
Acquired intangible assets, net	301,443	336,873
Deferred tax assets	20,639	8,958
Other assets	30,152	41,646
Total assets	$2,108,630	$2,199,954
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,879	$19,802
Accrued expenses and other current liabilities	58,986	57,536
Accrued compensation and benefits	132,008	144,875
Accrued income taxes	14,316	9,329
Deferred tax liabilities	183	854
Current portion of long term debt	37,500	25,000
Deferred revenue	403,864	369,271
Total current liabilities	660,736	626,667
Long term debt, net of current portion	493,125	586,875
Deferred tax liabilities	30,880	36,601
Deferred revenue	16,963	13,273
Other liabilities	52,706	82,649
Total liabilities	1,254,410	1,346,065
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 114,985 and 115,025 shares issued and outstanding at April 4, 2015 and September 30, 2014, respectively	1,150	1,150
Additional paid-in capital	1,599,646	1,597,277
Accumulated deficit	(614,495)	(650,171)
Accumulated other comprehensive loss	(132,081)	(94,367)
Total stockholders’ equity	854,220	853,889
Total liabilities and stockholders’ equity	$2,108,630	$2,199,954

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
Revenue:
License and subscription solutions	$85,952	$88,545	$164,923	$171,411
Support	168,727	166,249	350,356	336,391
Total software revenue	254,679	254,794	515,279	507,802
Professional services	59,440	73,906	124,282	145,823
Total revenue	314,119	328,700	639,561	653,625
Cost of revenue:
Cost of license and subscription solutions revenue	13,190	10,889	26,519	21,208
Cost of support revenue	21,328	21,564	42,724	41,480
Total cost of software revenue	34,518	32,453	69,243	62,688
Cost of professional services revenue	51,536	61,344	109,753	124,065
Total cost of revenue	86,054	93,797	178,996	186,753
Gross margin	228,065	234,903	460,565	466,872
Operating expenses:
Sales and marketing	82,024	85,934	169,631	170,172
Research and development	60,158	55,631	121,255	108,704
General and administrative	34,235	34,140	71,242	65,071
Amortization of acquired intangible assets	9,173	7,985	18,586	15,774
Restructuring charges	38,487	—	38,232	1,067
Total operating expenses	224,077	183,690	418,946	360,788
Operating income	3,988	51,213	41,619	106,084
Interest and other income (expense), net	(3,601)	(2,692)	(6,825)	(4,446)
Income before income taxes	387	48,521	34,794	101,638
(Benefit) Provision for income taxes	(5,005)	4,765	(882)	18,225
Net income	$5,392	$43,756	$35,676	$83,413
Earnings per share—Basic	$0.05	$0.37	$0.31	$0.70
Earnings per share—Diluted	$0.05	$0.36	$0.31	$0.69
Weighted average shares outstanding—Basic	114,944	118,978	115,147	118,973
Weighted average shares outstanding—Diluted	115,922	120,698	116,479	120,916

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three months ended		Six months ended
	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
Net income	$5,392	$43,756	$35,676	$83,413
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0 for each period	(22,464)	(2,487)	(42,896)	(850)
Amortization of net actuarial pension loss included in net income, net of tax of $0.1 million and $0.3 million in the second quarter of 2015 and 2014, respectively, and $0.3 million and $0.6 million in the first six months of 2015 and 2014, respectively	1,026	525	2,078	1,048
Change in unamortized pension loss during the period related to changes in foreign currency	2,183	(3)	3,104	(206)
Total other comprehensive loss	(19,255)	(1,965)	(37,714)	(8)
Comprehensive income (loss)	$(13,863)	$41,791	$(2,038)	$83,405

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	April 4, 2015	March 29, 2014
Cash flows from operating activities:
Net income	$35,676	$83,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,205	38,273
Stock-based compensation	24,064	25,330
Excess tax benefits from stock-based awards	(163)	(8,092)
Other non-cash items, net	(1)	626
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	22,711	16,737
Accounts payable, accrued expenses and other current liabilities	(9,976)	(3,346)
Accrued compensation and benefits	(7,222)	(34,285)
Deferred revenue	32,200	29,683
Accrued and deferred income taxes	(16,565)	5,879
Other current assets and prepaid expenses	(4,942)	(2,193)
Other noncurrent assets and liabilities	(12,363)	(5,061)
Net cash provided by operating activities	105,624	146,964
Cash flows from investing activities:
Additions to property and equipment	(14,107)	(10,342)
Purchases of investments	(1,000)	—
Acquisitions of businesses, net of cash acquired	180	(111,519)
Net cash used by investing activities	(14,927)	(121,861)
Cash flows from financing activities:
Borrowings under credit facility	35,000	474,375
Repayments of borrowings under credit facility	(116,250)	(414,375)
Repurchases of common stock	—	(39,965)
Proceeds from issuance of common stock	6	716
Excess tax benefits from stock-based awards	163	8,092
Credit facility origination costs	—	(4,120)
Payments of withholding taxes in connection with vesting of stock-based awards	(21,864)	(21,637)
Net cash (used) provided by financing activities	(102,945)	3,086
Effect of exchange rate changes on cash and cash equivalents	(13,591)	368
Net (decrease) increase in cash and cash equivalents	(25,839)	28,557
Cash and cash equivalents, beginning of period	293,654	241,913
Cash and cash equivalents, end of period	$267,815	$270,470
Supplemental disclosure of non-cash investing activities:
Fair value of contingent consideration recorded for acquisition	$—	$13,048
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
The results of operations for the six months ended April 4, 2015 are not necessarily indicative of the results expected for the remainder of the fiscal year.
Reclassifications
Through 2014, we classified revenue in three categories: 1) license; 2) service; and 3) support. Effective with the beginning of the first quarter of 2015, we are reporting revenue as follows: 1) license and subscription solutions; 2) support; and 3) professional services. License and subscription solutions revenue includes perpetual license revenue, subscription revenue and cloud services revenue. Cloud service offerings were previously reflected in service revenue and cost of service revenue. Consulting and training service revenue and consulting and training cost of service revenue are now referred to as professional services revenue and cost of professional services revenue in the accompanying Consolidated Statements of Operations. The following revenue and costs have been reclassified in the accompanying Consolidated Statements of Operations for the three and six months ended March 29, 2014 to conform to the current period presentation.

	Three months ended March 29, 2014	Six months ended March 29, 2014
Reclassifications within revenue	(in millions)
From Services to L&SS	$3.3	$6.9
From Support to L&SS	0.1	0.1
	$3.4	$7.0
Reclassifications within cost of revenue
From Services to L&SS	$2.8	$5.6
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
Recent Accounting Pronouncements
Revenue Recognition
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. In April 2015, the FASB proposed a one-year delay in the effective date of the new standard to 2019 for us. Under this proposal, early adoption will be allowed, but not earlier than the original effective date. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.
Debt Issuance Costs
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30), to simplify the required presentation of debt issuance costs. The amended guidance requires that debt issuance costs be presented in the balance sheet as a direct reduction from the carrying amount of the related debt liability rather than as an asset. It is effective for financial statements issued for fiscal years beginning after December 15, 2015, our fiscal 2017, with early adoption permitted. The new guidance will be applied retrospectively to each prior period presented. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

2. Deferred Revenue and Financing Receivables
Deferred Revenue
Deferred revenue primarily relates to software support agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and, if not yet paid, the related customer receivable is included in prepaid expenses and other current assets. Billed but uncollected support and subscription-related amounts included in prepaid expenses and other current assets at April 4, 2015 and September 30, 2014 were $141.1 million and $116.2 million, respectively.
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
As of April 4, 2015 and September 30, 2014, amounts due from customers for contracts with original payment terms greater than twelve months (financing receivables) totaled $32.5 million and $58.1 million, respectively. Accounts receivable and prepaid expenses and other current assets in the accompanying consolidated balance sheets included current receivables from such contracts totaling $28.0 million and $44.6 million at April 4, 2015 and September 30, 2014, respectively, and other assets in the accompanying consolidated balance sheets included long-term receivables from such contracts totaling $4.5 million and $13.5 million at April 4, 2015 and September 30, 2014, respectively. As of April 4, 2015, $0.4 million of these receivables were past due. None of these receivables were past due as of September 30, 2014. Our credit risk assessment for financing receivables was as follows:

	April 4, 2015	September 30, 2014
	(in thousands)
S&P bond rating BBB-1 and above-Tier 1	$20,485	$41,152
Internal Credit Assessment-Tier 2	11,994	16,989
Internal Credit Assessment-Tier 3	—	—
Total financing receivables	$32,479	$58,141

We evaluate the need for an allowance for doubtful accounts for estimated losses resulting from the inability of these customers to make required payments. As of April 4, 2015 and September 30, 2014, we concluded that all financing receivables were collectible and no reserve for credit losses was recorded. We did not provide a reserve for credit losses or write off any uncollectible financing receivables in the six months ended April 4, 2015 or March 29, 2014. We write off uncollectible trade and financing receivables when we have exhausted all collection avenues.
We periodically transfer future payments under certain of these contracts to third-party financial institutions on a non-recourse basis. We record such transfers as sales of the related accounts receivable when we surrender control of such receivables. We sold $1.1 million of financing receivables to third-party financial institutions in the six months ended April 4, 2015. We sold $12.0 million of financing receivables to third-party financial institutions in the six months ended March 29, 2014.

3. Restructuring Charges
On April 4, 2015, we committed to a plan to restructure our workforce and consolidate select facilities to realign our global workforce to increase investment in our Internet of Things business and to reduce our cost structure through organizational efficiencies in the face of significant foreign currency depreciation relative to the U.S. Dollar and a more cautious outlook on global macroeconomic conditions. The restructuring actions are expected to result in restructuring charges of up to $45 million, primarily attributable to termination benefits. In the second quarter of 2015, we recorded a charge of $38.5 million attributable to termination benefits associated with 415 employees.
In September 2014, in support of integrating businesses acquired in 2014 and the continued evolution of our business model, we committed to a plan to restructure our workforce. As a result, we recorded a restructuring charge of $26.8 million in the fourth quarter of 2014 associated with severance and related costs associated with 283 employees.
The following table summarizes restructuring accrual activity for the six months ended April 4, 2015:

	Employee Severance and Related Benefits	Facility Closures and Related Costs	Total
	(in thousands)
October 1, 2014	$25,835	$535	$26,370
Charge to operations	38,232	—	38,232
Cash disbursements	(22,532)	(135)	(22,667)
Foreign exchange impact	(1,173)	(5)	(1,178)
Accrual, April 4, 2015	$40,362	$395	$40,757
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

Restricted stock unit activity for the six months ended April 4, 2015	Shares	Weighted Average Grant Date Fair Value (Per Share)
	(in thousands)
Balance of outstanding restricted stock units October 1, 2014	4,379	$26.87
Granted	1,342	$37.78
Vested	(1,606)	$24.13
Forfeited or not earned	(197)	$29.21
Balance of outstanding restricted stock units April 4, 2015	3,918	$31.62

	Restricted Stock Units
Grant Period	Performance-based (1)	Service-based (2)

	(Number of Units in thousands)
First six months of 2015	313	1,029
_________________

(1)	The performance-based RSUs were granted to employees pursuant to the terms described below.

(2)
The service-based RSUs were issued to employees, including our executive officers and our directors. Of these RSUs, approximately 110,000 will vest one year from the date of grant. Substantially all other service-based RSUs will vest in three substantially equal annual installments on or about the anniversary of the date of grant.

In the first six months of 2015, we granted the target performance-based restricted stock units ("target RSUs") shown in the table above to senior level employees, including our executive officers. These RSUs are eligible to vest based upon our total shareholder return relative to a peer group (the “TSR units”), measured annually over a three-year period. The number of TSR units to vest over the three year period will be determined based on the performance of PTC stock relative to the stock performance of an index of PTC peer companies established as of the grant date, as determined at the end of three measurement periods ending on September 30, 2015, 2016 and 2017, respectively. The shares earned for each period will vest on November

15 following each measurement period, up to a maximum of two times or one and one half times, as applicable, the number of target RSUs (up to a maximum of 590,000 shares). No vesting will occur in a period unless an annual threshold requirement is achieved. The employee must remain employed by PTC through the applicable vest date for any RSUs to vest. If the return to PTC shareholders is negative but still meets or exceeds the peer group indexed return, a maximum of 100% of the target RSUs shall vest for the measurement period. TSR units not earned in the first two year measurement periods are eligible to be earned in the third measurement period.
The weighted average fair value of the TSR units was $41.32 per target RSU on the grant date. The fair value of the TSR units was determined using a Monte Carlo simulation model, a generally accepted statistical technique used to simulate a range of possible future stock prices for PTC and the peer group. The method uses a risk-neutral framework to model future stock price movements based upon the risk-free rate of return, the volatility of each entity, and the pairwise correlations of each entity being modeled. The fair value for each simulation is the product of the payout percentage determined by PTC’s TSR rank against the peer group, the projected price of PTC stock, and a discount factor based on the risk-free rate.
The significant assumptions used in the Monte Carlo simulation model were as follows:

Average volatility of peer group	29.8%
Risk free interest rate	0.85%
Dividend yield	—%
Compensation expense recorded for our stock-based awards was classified in our consolidated statements of operations as follows:

	Three months ended		Six months ended
	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
	(in thousands)
Cost of license and subscription solutions revenue	$118	$82	$260	$147
Cost of support revenue	989	889	1,765	1,813
Cost of professional services revenue	1,504	1,349	3,193	2,886
Sales and marketing	3,081	3,019	5,953	5,518
Research and development	3,001	2,147	6,087	4,836
General and administrative	4,129	5,080	6,806	10,130
Total stock-based compensation expense	$12,822	$12,566	$24,064	$25,330

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

	Three months ended		Six months ended
Calculation of Basic and Diluted EPS	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
	(in thousands, except per share data)
Net income	$5,392	$43,756	$35,676	$83,413
Weighted average shares outstanding—Basic	114,944	118,978	115,147	118,973
Dilutive effect of employee stock options, restricted shares and restricted stock units	978	1,720	1,332	1,943
Weighted average shares outstanding—Diluted	115,922	120,698	116,479	120,916
Earnings per share—Basic	$0.05	$0.37	$0.31	$0.70
Earnings per share—Diluted	$0.05	$0.36	$0.31	$0.69

RSUs of 0.2 million were outstanding during the first six months of 2014 but were not included in the calculation of diluted EPS because the share impact of the assumed proceeds related to the weighted unamortized compensation expense exceeded the weighted average RSUs outstanding. These RSUs were excluded from the computation of diluted EPS as the effect would have been anti-dilutive.
Common Stock Repurchases
Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors authorized us to repurchase up to $100 million worth of shares with cash from operations in the period October 1, 2013 through September 30, 2014. In the second quarter and first six months of 2014, we repurchased 1.1 million shares at a cost of $40.0 million. On August 4, 2014, our Board of Directors authorized us to repurchase up to an additional $600 million of our common stock from August 4, 2014 through September 30, 2017. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.
On August 14, 2014, we entered into an accelerated share repurchase (“ASR”) agreement with a major financial institution (“Bank”). The ASR allowed us to buy a large number of shares immediately at a purchase price determined by an average market price over a period of time. Under the ASR, we agreed to purchase $125 million of our common stock, in total, with an initial delivery to us in August 2014 of 2.3 million shares. We settled the ASR in December 2014 and the Bank delivered to us 1.1 million shares.
6. Acquisitions
In 2014, we completed the acquisitions of Axeda (on August 11, 2014), Atego (on June 30, 2014) and ThingWorx (on December 30, 2013). The results of operations of these acquired businesses have been included in our consolidated financial statements beginning on their respective acquisition dates.
Acquisition-related costs were $1.3 million and $4.8 million for the second quarter and first six months of 2015 and $3.9 million and $5.2 million for the second quarter and first six months of 2014, respectively. Acquisition-related costs include direct costs of potential and completed acquisitions (e.g., investment banker fees, professional fees, including legal and valuation services) and expenses related to acquisition integration activities (e.g., professional fees, severance, and retention bonuses). In addition, subsequent adjustments to our initial estimated amount of contingent consideration associated with specific acquisitions are included within acquisition-related charges. These costs have been classified in general and administrative expenses in the accompanying consolidated statements of operations.
ThingWorx
In the second quarter of 2014, we acquired ThingWorx, Inc. for $111.5 million (net of cash acquired of $0.1 million). The former shareholders of ThingWorx are eligible to receive additional consideration of up to $18.0 million, which is contingent on the achievement of certain profitability and bookings targets (as defined in the Merger Agreement) within the period from December 30, 2013 to January 1, 2016. If such targets are achieved, the consideration is payable in cash in two installments, up to half of which will become payable in fiscal 2015, after the first year measurement period, and the remainder of which, including any such amounts not earned in the first measurement period that are subsequently earned, will become payable in fiscal 2016 after the second year measurement period. In connection with accounting for the business combination, we recorded a liability representing the fair value of the contingent consideration. The liability was valued using a discounted cash flow method and a probability weighted estimate of achievement of the financial targets. The estimated undiscounted range of outcomes for the contingent consideration is $16.5 million to $18.0 million. We assess the probability that the targets will be met and at what level each reporting period. Any subsequent changes in the estimated fair value of the liability are reflected in earnings until the liability is fully settled (an increase of $1.1 million in the first six months of 2015, see Note 8).

7. Goodwill and Intangible Assets
We have two operating segments: (1) Software Products and (2) Services. We assess goodwill for impairment at the reporting unit level. Our reporting units are determined based on the components of our operating segments that constitute a business for which discrete financial information is available and for which operating results are regularly reviewed by segment management. Our reporting units are the same as our operating segments. As of April 4, 2015 and September 30, 2014, goodwill and acquired intangible assets in the aggregate attributable to our software products segment were $1,222.5 million and $1,283.0 million, respectively, and attributable to our services segment were $63.9 million and $66.4 million, respectively. Acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We evaluate goodwill for impairment in the third quarter of our fiscal year, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting segment below its carrying value. Factors we consider important, on an overall company basis and segment basis, when applicable, that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period and a reduction of our market capitalization relative to net book value. We completed our annual goodwill impairment review as of June 28, 2014 and concluded that no impairment charge was required as of that date.
To conduct these tests of goodwill, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss equal to the difference between the carrying value of goodwill and its implied fair value. We estimate the fair values of our reporting units using discounted cash flow valuation models. Those models require estimates of future revenues, profits, capital expenditures, working capital, terminal values based on revenue multiples, and discount rates for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. The estimated fair value of each reporting unit was more than double its carrying value as of June 28, 2014. Through April 4, 2015 there have not been any events or changes in circumstances that indicate that the carrying values of goodwill or acquired intangible assets may not be recoverable.
Goodwill and acquired intangible assets consisted of the following:

	April 4, 2015			September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Goodwill (not amortized)			$984,953			$1,012,527
Intangible assets with finite lives (amortized) (1):
Purchased software	$269,825	$164,236	$105,589	$278,012	$162,259	$115,753
Capitalized software	22,877	22,877	—	22,877	22,877	—
Customer lists and relationships	346,506	157,454	189,052	360,530	147,469	213,061
Trademarks and trade names	18,010	11,597	6,413	18,479	10,964	7,515
Other	3,900	3,511	389	4,117	3,573	544
	$661,118	$359,675	$301,443	$684,015	$347,142	$336,873
Total goodwill and acquired intangible assets			$1,286,396			$1,349,400

(1) The weighted average useful lives of purchased software, customer lists and relationships, trademarks and trade names and other intangible assets with a remaining net book value are 9 years, 10 years, 9 years, and 3 years, respectively.
Goodwill
Changes in goodwill presented by reportable segment were as follows:

	Software Products Segment	Services Segment	Total
	(in thousands)
Balance, October 1, 2014	$959,768	$52,759	$1,012,527
Acquisition of Axeda	(180)	—	(180)
Foreign currency translation adjustments	(27,163)	(231)	(27,394)
Balance, April 4, 2015	$932,425	$52,528	$984,953
Amortization of Intangible Assets
The aggregate amortization expense for intangible assets with finite lives was classified in our consolidated statements of operations as follows:

	Three months ended		Six months ended
	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
	(in thousands)
Amortization of acquired intangible assets	$9,173	$7,985	$18,586	$15,774
Cost of license and subscriptions solutions revenue	4,714	4,407	9,481	8,904
Total amortization expense	$13,887	$12,392	$28,067	$24,678

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
Our significant financial assets and liabilities measured at fair value on a recurring basis as of April 4, 2015 and September 30, 2014 were as follows:

	April 4, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Cash equivalents (1)	$61,037	$—	$—	$61,037
Forward contracts	—	39	—	39
	$61,037	$39	$—	$61,076
Financial liabilities:
Contingent consideration related to ThingWorx acquisition	$—	$—	$16,272	$16,272
Forward contracts	—	255	—	255
	$—	$255	$16,272	$16,527

	September 30, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Cash equivalents (1)	$101,113	$—	$—	$101,113
Forward contracts	—	339	—	339
	$101,113	$339	$—	$101,452
Financial liabilities:
Contingent consideration related to ThingWorx acquisition	$—	$—	$15,191	$15,191
Forward contracts	—	911	—	911
	$—	$911	$15,191	$16,102

______________
(1) Money market funds and time deposits.

Changes in the fair value of Level 3 contingent consideration liability associated with our acquisition of ThingWorx were as follows:

Contingent Consideration
(in thousands)
Balance, October 1, 2014	$15,191
Change in present value of contingent consideration	1,081
Balance, April 4, 2015	$16,272
In connection with accounting for the ThingWorx business combination, we recorded a liability representing the fair value of contingent consideration payable upon achievement of certain financial targets over the next two years. The liability that we recorded was valued using a discounted cash flow method and a probability weighted estimate of achievement of the financial targets based on inputs that are not observable in the market, which represents a level 3 measurement within the fair value hierarchy. Changes in the fair value of the contingent consideration liability will be reflected in acquisition-related charges in general and administrative expense until the liability is fully settled. The contingent consideration liability is included in accrued expenses and other current liabilities in the consolidated balance sheet as of April 4, 2015.

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
As of April 4, 2015 and September 30, 2014, we had outstanding forward contracts with notional amounts equivalent to the following:

Currency Hedged	April 4, 2015	September 30, 2014
	(in thousands)
Canadian Dollar / U.S. Dollar	$21,283	25,583
Euro / U.S. Dollar	35,007	61,751
British Pound / Euro	9,196	14,259
Israeli New Sheqel / U.S. Dollar	2,713	6,144
All other	12,424	9,251
Total	$80,623	$116,988
As of April 4, 2015 and September 30, 2014, the accompanying consolidated balance sheets include a net asset of $0.0 million and $0.3 million, respectively, in prepaid expenses and other current assets, and a net liability of $0.3 million and $0.9 million, respectively, in accrued expenses related to the fair value of our forward contracts.
Net gains and losses on foreign currency exposures are recorded in other income (expense), net and include realized and unrealized gains and losses on forward contracts. Net gains and losses on foreign currency exposures for the three and six months ended April 4, 2015 and March 29, 2014 were as follows:

	Three months ended		Six months ended
	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
	(in thousands)
Net foreign currency losses	$675	$1,129	$912	$1,993
Net realized and unrealized loss (gain) on forward contracts (excluding the underlying foreign currency exposure being hedged)	$678	$(69)	$381	$(1,697)

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
The revenue and operating income attributable to our operating segments are summarized as follows:

	Three months ended		Six months ended
	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
	(in thousands)
Revenue:
Total Software Products segment revenue	$240,951	$245,423	$487,942	$489,677
Total Services segment revenue	73,168	83,277	151,619	163,948
Total revenue	$314,119	$328,700	$639,561	$653,625
Operating income: (1)
Software Products segment	$134,580	$154,859	$283,625	$313,099
Services segment	3,178	16,427	16,378	29,048
Sales and marketing expenses	(94,942)	(85,933)	(182,549)	(170,644)
General and administrative expenses	(38,828)	(34,140)	(75,835)	(65,419)
Total operating income	3,988	51,213	41,619	106,084
Other income (expense), net	(3,601)	(2,692)	(6,825)	(4,446)
Income before income taxes	$387	$48,521	$34,794	$101,638

(1)
We recorded restructuring charges of $38.5 million in the second quarter of 2015. Software Products included $10.0 million; Services included $11.0 million; sales and marketing expenses included $12.9 million; and general and administrative expenses included $4.6 million of these restructuring charges. We recorded a credit to restructuring of $0.3 million in the first quarter of 2015 which is included in the Services segment. We recorded restructuring charges of $1.1 million in the first six months of 2014. Software Products included $0.1 million; Services included $0.2 million; sales and marketing expenses included $0.5 million; and general and administrative expenses included $0.3 million of these restructuring charges.

11. Income Taxes
In the second quarter and first six months of 2015, our effective tax rate was a benefit of 1,293% on pre-tax income of $0.4 million and a benefit of 3% on pre-tax income of $34.8 million, respectively, compared to a provision of 10% on pre-tax income of $48.5 million and 18% on pre-tax income of $101.6 million in the second quarter and first six months of 2014, respectively. In the second quarter and first six months of 2015 and 2014, our effective tax rate was lower than the 35% statutory federal income tax rate due to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland. In 2015 and 2014, the foreign rate differential predominantly relates to these Irish earnings. Our foreign rate differential in 2015 includes a rate benefit from a business realignment completed on September 30, 2014 in which intellectual property was transferred between two wholly-owned foreign subsidiaries. The realignment allows us to more efficiently manage the distribution of our products to European customers. This realignment resulted in a tax benefit of approximately $4 million and $8 million in the second quarter and first six months of 2015, respectively. In addition, in the second quarter and first six months of 2015, we recorded a tax benefit of $3.1 million related to the reassessment of our reserve requirements, and a benefit of $1.4 million in conjunction with the reorganization of our Atego U.S. subsidiaries. Additionally, our provision reflects a $2.1 million tax benefit related to a retroactive extension of the U.S. research and development tax credit enacted in the first quarter of 2015. This benefit was offset by a corresponding provision to increase our U.S. valuation allowance.
Additionally, in the second quarter and first six months of 2014, our effective tax rate was lower than the 35% statutory federal income tax rate due to the reversal of a portion of our valuation allowance against net deferred tax assets. In the second quarter of 2014, our acquisition of ThingWorx was accounted for as a business combination and we recorded the fair value of assets and liabilities acquired, including finite-lived acquired intangible assets totaling $32.1 million and net deferred tax liabilities of $8.9 million, primarily related to the tax effect of the acquired intangible assets that are not deductible for income tax purposes. These net deferred tax liabilities reduced our net deferred tax asset balance and resulted in a tax benefit of $8.9 million recorded in the second quarter of 2014 to decrease our valuation allowance in the U.S. As the decrease in the valuation allowance was not part of the accounting for the business combination (the fair value of the assets acquired and liabilities assumed), it was recorded as an income tax benefit.
As of April 4, 2015 and September 30, 2014, we had unrecognized tax benefits of $11.1 million and $15.0 million, respectively. If all of our unrecognized tax benefits as of April 4, 2015 were to become recognizable in the future, we would record a benefit to the income tax provision of $9.7 million which would be partially offset by an increase in the U.S. valuation allowance of $3.1 million.

Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates. We believe it is reasonably possible that within the next 12 months the amount of unrecognized tax benefits related to the resolution of multi-jurisdictional tax positions could be reduced by up to $4 million as audits close and statutes of limitations expire.
We follow the with-and-without approach for the direct effects of windfall tax deductions to determine the timing of the recognition of benefits for windfall tax deductions.  In the second quarter and first six months of 2014, we recorded windfall tax benefits of $1.3 million and $8.1 million, respectively, to additional paid-in capital.

12. Debt
Credit Agreement
In September 2014, we entered into a multi-currency credit facility with a syndicate of sixteen banks for which JPMorgan Chase Bank, N.A. acts as Administrative Agent. We expect to use the credit facility for general corporate purposes, including acquisitions of businesses, share repurchases and working capital requirements. As of April 4, 2015, the fair value of our credit facility approximates our book value.
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
As of April 4, 2015, we had $530.6 million outstanding under the credit facility comprised of the $487.5 million term loan and a $43.1 million revolving loan. Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by PTC as described below. As of April 4, 2015, the annual rate on the term and revolving loan was 1.6875% (which will reset on June 17, 2015). Interest rates on borrowings outstanding under the credit facility range from 1.25% to 1.5% above an adjusted LIBO rate for Eurodollar-based borrowings or would range from 0.25% to 0.5% above the defined base rate (the greater of the Prime Rate, the Federal Funds Effective Rate plus 0.005%, or an adjusted LIBO rate plus 1%) for base rate borrowings, in each case based upon PTC’s leverage ratio. Additionally, PTC may borrow certain foreign currencies at rates set in the same range above the respective London interbank offered interest rates for those currencies, based on PTC’s leverage ratio. A quarterly commitment fee on the undrawn portion of the credit facility is required, ranging from 0.175% to 0.25% per annum, based upon PTC’s leverage ratio.
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

As of April 4, 2015, our leverage ratio was 1.73 to 1.00, our fixed charge coverage ratio was 9.85 to 1.00 and we were in compliance with all financial and operating covenants of the credit facility. As of April 4, 2015, we had $405 million available to borrow under the revolving loan portion of our credit facility, the availability of which is limited based on financial covenants in the facility. As of May 8, 2015, following our acquisition of ColdLight (see Note 15), we had approximately $290 million available under the revolving loan portion of our credit facility.
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

13. Commitments and Contingencies
Legal and Regulatory Matters
China Investigation
We have, since making a voluntary disclosure to the U.S. Securities and Exchange Commission (SEC) and the Department of Justice, been cooperating to provide information to those agencies concerning expenditures by our business partners and our China business, including for travel and entertainment, that apparently benefited employees of customers regarded as state owned enterprises in China. This matter involves issues regarding compliance with laws, including the U.S. Foreign Corrupt Practices Act. Negotiations with the SEC to reach a resolution of its investigation have begun but have not been concluded. We expect to begin negotiations with the Department of Justice to resolve its investigation in the near future. Resolution of this matter is likely to include fines and penalties. Given the uncertainty regarding whether settlements can be reached and, if reached, on what terms, we are not able to estimate a range of reasonably possible loss with regard to any such settlements and have not recorded any liability in connection with this matter. If settlements are reached, we believe that the associated financial liability could be material to our results of operations for the fiscal period in which the liability is recorded. Further, any settlement or other resolution of this matter could have collateral effects on our business in China, the United States and elsewhere.
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
Accruals
With respect to legal proceedings and claims, we record an accrual for a contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. For legal proceedings and claims for which the likelihood that a liability has been incurred is more than remote but less than probable, we estimate the range of possible outcomes. As of April 4, 2015, we had a legal proceedings and claims accrual of $2.0 million.
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

14. Pension Plans
Our pension plans are described in more detail in Note M to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. In the first six months of 2015, we contributed $15 million to a non-U.S. pension plan.
Termination of U.S. Pension Plan

We maintain a U.S. defined benefit pension plan (the Plan) that covers certain persons who were employees of Computervision Corporation (acquired by us in 1998). Benefits under the Plan were frozen in 1990. In the second quarter of 2014, we began the process of terminating the Plan, which will include settling Plan liabilities by offering lump sum distributions to certain plan participants and purchasing annuity contracts to cover vested benefits. As part of the planned termination, in 2014 we re-balanced assets to a target asset allocation of 100% fixed income investments (up from 40%), which will provide a better matching of Plan assets to the characteristics of the liabilities. In the third quarter of 2014, we provided notice to plan participants of our intent to terminate the plan effective August 1, 2014 and in the second quarter of 2015 we provided a notice of plan benefits to participants. In March 2015, we received a favorable determination letter from the Internal Revenue Service with respect to the termination, and we expect to complete the termination process by September 30, 2015. We will take further actions to minimize the volatility of the value of our pension assets relative to pension liabilities and to settle remaining Plan liabilities, including making such contributions to the Plan as may be necessary to make the Plan sufficient to settle all Plan liabilities.
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
We expect to settle the liabilities by the end of fiscal 2015. As the liabilities are settled, unamortized losses in accumulated other comprehensive income will be recognized based on the projected benefit obligations and assets measured as of the dates the settlements occur. The amount of unamortized losses was $68 million at September 30, 2014, $49 million net of tax. Prior to settling the liabilities, we will contribute such additional amounts (currently estimated to be approximately $25 million) as may be necessary to fully fund the Plan. Such contributions are expected to be made concurrently with settling the liabilities but may be made earlier at our discretion.

15. Subsequent Events
On May 7, 2015, we acquired ColdLight Solutions, LLC pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) for approximately $100 million in cash. An additional $5 million is payable to the former owners contingent upon the achievement of certain milestones as set forth in the Merger Agreement.
On May 6, 2015, we borrowed $100 million under our Credit Facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not historic facts, including statements about our future financial and growth expectations, the development of our products and markets and adoption of our solutions and future purchases by customers, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. These risks include the possibility that the macroeconomic and/or global manufacturing climates may not improve or may deteriorate, the possibility that customers may not purchase our solutions when or at the rates we expect, the possibility that our businesses, including our Internet of Things (IoT) and SLM businesses, may not expand and/or generate the revenue we expect, the possibility that market size and growth estimates may be incorrect and that we may be unable to grow our business at or in excess of market growth rates, the possibility that our pipeline of opportunities may not convert or generate the revenue we expect, the possibility that new products released and planned products, including IoT enabled core products, may not generate the revenue we expect or be released as we expect, the possibility that foreign currency exchange rates may vary from our expectations and thereby affect our reported revenue and expense, the possibility that we may not achieve the license and subscription solutions (L&SS), support or professional services revenue that we expect, which could result in a different mix of revenue between L&SS, support and professional services and could impact our EPS results, the possibility that our customers may purchase more of our solutions as subscriptions than we expect, which would adversely affect near-term revenue, operating margins and EPS, the possibility that sales of our solutions as subscriptions may not have the longer-term positive effect on revenue that we expect, the possibility that we may be unable to leverage our products and customer relationships to increase sales, the possibility that sales personnel productivity may not increase as we expect, the possibility that we may be unable to expand our services partner ecosystem or improve services margins as we expect, the possibility that our workforce realignment may not improve operating margins as we expect and may adversely affect our operations, the possibility that we may be unable to generate sufficient operating cash flow to return 40% of free cash flow to shareholders or that other uses of cash could preclude share repurchases, and the possibility that substantial fines and penalties may be assessed against PTC in connection with our previously announced investigation in China and that any such resolution may have collateral effects on our business in China, the U.S. or elsewhere; as well as other risks and uncertainties described below throughout or referenced in Part II, Item 1A. Risk Factors of this report.
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
Executive Overview
Our overall revenue results were down year over year due to several important changes within our business as well as external factors, namely an increasing mix of subscription sales, a shift of services to our partners in accordance with our margin strategy, and an increase in the strength of the U.S. Dollar relative to international currencies, most notably the Euro and the Yen. In the second quarter of 2015, total revenue was down 4% (up 3% on a constant currency basis), software revenue (support and license and subscription solutions revenue) was flat (up 8% on a constant currency basis) and professional services revenue declined 20% (12% on a constant currency basis). Our software revenue performance was driven by support revenue, which was up 1% (9% on a constant currency basis). Growth in support was offset by a 3% decline in L&SS revenue due to unfavorable currency movements (L&SS revenue was up 6% on a constant currency basis), a higher mix of subscription-based revenue, and fewer large deals in the quarter than in the prior year. If we view our revenue by adjusting for currency exchange rate changes and for subscription mix, as described in "License Mix-Adjusted Metrics" below, we believe that our year-over-year software revenue would have grown 10% and total revenue would have increased 5%.
Subscription solutions bookings in the quarter increased to 14% of our license and subscription solutions (L&SS) bookings from 4% in the second quarter of 2014. While we believe subscription-based pricing will be favorable over the longer term, we believe our higher mix of subscription-based bookings in the first half of 2015 compared to the first half of 2014 has negatively impacted reported revenue and EPS. Approximately 59% of our revenue in the second quarter of 2015 came from recurring revenue streams (subscription solutions and support), up from approximately 52% in the year-ago period.
From a geographic perspective, when excluding the effect of changes in currency exchange rates, we delivered very strong performance in Japan, including a mega deal (a L&SS booking greater than $5 million from a customer in a quarter), low to mid-single digit software revenue growth in the Americas and Europe, and marginal growth in Asia-Pacific. Software revenue results benefited from strong support revenue growth in all regions on a constant currency basis, tempered by a year-over-year decline in L&SS revenue in the Americas and Europe, compared to the second quarter of 2014, which included 3 mega deals (one in Europe and two in the Americas). In addition, we believe cautious buying behavior later in the quarter impacted large deal close rates and timing. We had 13 large deals (which we define as a L&SS booking greater than $1 million from an individual customer in a quarter) in the second quarter of 2015, compared to 17 in the second quarter of 2014. Many of our largest customers are multi-nationals that rely heavily on exports, so the strengthening of the U.S. Dollar could be negatively impacting their businesses.
When excluding the effect of changes in currency exchange rates, from a product solutions view, our results were somewhat mixed. CAD and SLM delivered solid results, in line with our targets, while extended PLM was at the lower-end of our target range, which we believe was primarily due to a few large deals slipping out of the quarter. Our results in the second quarter of 2015 suggest we are seeing good customer traction for our Internet of Things (IoT) solutions, although IoT solutions are currently a small percentage of our overall business.
GAAP operating margin was 1.3% (3.8% on a constant currency basis) for the second quarter of 2015, down from 15.6% in the second quarter of 2014. Non-GAAP operating margin of 23.4% (25.7% on a constant currency basis) was down 100 basis points compared to the second quarter of 2014. We delivered GAAP EPS of $0.05 for the second quarter of 2015, down 87% (66% on a constant currency basis) from $0.36 for the second quarter of 2014, and non-GAAP EPS of $0.53, up 11% (33% on a constant currency basis) from $0.48 for the second quarter of 2014. GAAP and non-GAAP EPS benefited from higher support revenue and a lower tax rate, offset by lower professional services revenue, lower revenue due to a higher mix of subscription solutions bookings in the quarter and higher operating expenses due to investments in our Internet of Things business. Additionally, our GAAP EPS includes a restructuring charge of $38 million in the second quarter of 2015 associated with our business realignment described below. Currency movements reduced GAAP EPS by approximately $0.08.
We generated $92 million of cash from operations in the second quarter of 2015. We repaid $75 million under our credit facility and we ended the quarter with $268 million of cash. At April 4, 2015, the balance outstanding under our credit facility was $531 million and we had $405 million available to borrow under the revolving loan portion of our credit facility. At May 8, 2015, the balance outstanding under our credit facility was $631 million and we had approximately $290 million available to borrow under the revolving loan portion of our credit facility. Our ability to borrow is limited based on financial covenants in the facility.
Non-GAAP measures are reconciled to GAAP results under Results of Operations - Non-GAAP Measures below.
Realignment of Our Workforce
On April 4, 2015, we committed to a plan to restructure our global workforce and consolidate select facilities to increase investment in our Internet of Things business and to reduce our cost structure through organizational efficiencies in the face of significant foreign currency depreciation relative to the U.S. Dollar and a more cautious outlook on global macroeconomic conditions. The restructuring actions are expected to result in charges of up to $45 million, primarily attributable to termination benefits. In the second quarter of 2015, we recorded a charge of $38.5 million attributable to termination benefits associated with 415 employees. We expect the majority of the restructuring costs will be paid in 2015 and that the reorganization will result in net annualized expense reductions of approximately $30 million.
Subscription Solutions
With recent acquisitions and the introduction of subscription-based pricing for most of our products, we had a higher mix of subscription-based bookings in the current period relative to the year-ago period. Revenue is generally recognized differently for the sale of a perpetual license and the sale of a subscription solution. Under a perpetual software license, revenue is recognized at the time of sale, while for a subscription solution, revenue is deferred and recognized ratably over the subscription term. Given this difference in revenue recognition, we are using the subscription solutions bookings, L&SS bookings and license mix-adjusted metrics described below to gauge the health of our business for internal planning and forecasting purposes.
Subscription Solutions Bookings
We use Subscription Solutions bookings to provide a view of Subscription Solutions sales as adjusted to approximate the revenue amount we estimate would have been recorded if the customer had purchased a perpetual license For this metric, we multiply the annualized contract value (ACV) of a new subscription solutions booking (or purchase) by 2. The ACV of a new subscription solutions booking is calculated by dividing the total value of a new subscription solutions booking by the term of the contract (in days) and multiplying that result by 365, unless the term is less than one year, in which case the contract value equals the ACV. Because Subscription Solutions bookings is a metric we use to approximate the value of subscription solution sales if sold as perpetual licenses, this metric does not represent the actual revenue amount that will be recognized with respect to subscription solution sales or that would have been recognized if the sale had been of a perpetual license.
L&SS Bookings
L&SS bookings are new Subscriptions Solutions bookings (calculated as described above) plus our perpetual license sales recognized in the period.
License Mix-Adjusted Metrics
These metrics assume that all new subscription and cloud services bookings since the start of 2014 were perpetual license sales that included support in subsequent periods. The license mix-adjusted amount is calculated by taking L&SS bookings for the period (as calculated as described above), calculating assumed support revenue at 20% of the annual value of the converted amount and then adding that amount to support revenue in future periods, beginning in the quarter after the converted booking is assumed to be recognized. The assumed support revenue is recognized ratably over a 12 month period and is assumed to renew in subsequent years. The total assumed revenue (perpetual license equivalent plus assumed support) is then converted into U.S. Dollars based on the corresponding prior year’s foreign currency exchange rates.
Future Expectations, Strategies and Risks
Uncertainty about the economic environment, volatility in foreign currency exchange rates and our transition to subscription-based sales are headwinds for revenue growth in fiscal 2015. While we saw indications of improvement in global manufacturing economic conditions in 2014, current economic indicators raise concerns about the economic climate, particularly in Europe, China and Japan. Due to this level of uncertainty, and current unfavorable Euro and Yen to U.S. Dollar exchange rates relative to 2014, at the outset of 2015 we expected only modest revenue growth in 2015. Due to further deterioration in currency exchange rates and uncertainty regarding macroeconomic conditions, we expect 2015 revenue below our previous guidance, although we expect our 2015 non-GAAP earnings to be consistent with the guidance that we provided in the second quarter of 2015.
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
Our 2015 targets exclude settlement losses related to the termination of our U.S. pension plan. While we expect to complete the termination process by September 30, 2015, the amount of the losses will vary based on the timing of the settlement payments and the projected benefit obligations and assets in the plan measured as of the dates the settlements occur. We currently estimate the pre-tax settlement losses to be approximately $65 million.
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
Impact of an Investigation in China
We have, since making a voluntary disclosure to the U.S. Securities and Exchange Commission (SEC) and the Department of Justice, been cooperating to provide information to those agencies concerning expenditures by our business partners and our China business, including for travel and entertainment, that apparently benefited employees of customers regarded as state owned enterprises in China. This matter involves issues regarding compliance with laws, including the U.S. Foreign Corrupt Practices Act. Negotiations with the SEC to reach a resolution of its investigation have begun but have not been concluded. We expect to begin negotiations with the Department of Justice to resolve its investigation in the near future.

Resolution of this matter is likely to include fines and penalties. Given the uncertainty regarding whether settlements can be reached and, if reached, on what terms, we are not able to estimate a range of reasonably possible loss with regard to any such settlements and have not recorded any liability in connection with this matter. If settlements are reached, we believe that the associated financial liability could be material to our results of operations for the fiscal period in which the liability is recorded. Further, any settlement or other resolution of this matter could have collateral effects on our business in China, the United States and elsewhere.
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

	Three months ended		Percent Change 2014 to 2015		Six months ended			Percent Change 2014 to 2015
	April 4, 2015	March 29, 2014	Actual	Constant Currency	April 4, 2015	March 29, 2014		Actual	Constant Currency
	(Dollar amounts in millions, except per share data)
License and subscriptions solutions	$86.0	$88.5	(3)%	6%	$164.9	$171.4		(4)%	2%
Support	168.7	166.2	1%	9%	350.4	336.4		4%	10%
Total software revenue	254.7	254.8	—%	8%	515.3	507.8	—	1%	7%
Professional services	59.4	73.9	(20)%	(12)%	124.3	145.8		(15)%	(9)%
Total revenue	314.1	328.7	(4)%	3%	639.6	653.6		(2)%	4%
Total cost of revenue	86.1	93.8	(8)%		179.0	186.8		(4)%
Gross margin	228.1	234.9	(3)%		460.6	466.9		(1)%
Operating expenses	224.1	183.7	22%		418.9	360.8		16%
Total costs and expenses (1)	310.1	277.5	12%	18%	597.9	547.5		9%	13%
Operating income (1)	$4.0	$51.2	(92)%	(75)%	$41.6	$106.1		(61)%	(46)%
Non-GAAP operating income (1)	$73.8	$80.1	(8)%	9%	$143.6	$162.4		(12)%	1%
Operating margin (1)	1.3%	15.6%			6.5%	16.2%
Non-GAAP operating margin (1)	23.4%	24.4%			22.4%	24.8%
Diluted earnings per share (2)	$0.05	$0.36			$0.31	$0.69
Non-GAAP diluted earnings per share (2)	$0.53	$0.48			$1.03	$0.98
Cash flow from operations	$92.0	$110.7			$105.6	$147.0

(1) Costs and expenses for the three and six months ended April 4, 2015 included restructuring charges of $38.5 million and $38.2 million, respectively, compared to $1.1 million in the first six months of 2014 (none in the second quarter). Costs and expenses for the three and six months ended April 4, 2015 included acquisition-related and pension plan termination costs of $3.6 million and $9.3 million, respectively, compared to $3.9 million and $5.2 million in the second quarter and first six months of 2014, respectively. These restructuring charges and acquisition-related and pension plan termination costs have been excluded from non-GAAP operating income.

(2) Income taxes for non-GAAP diluted earnings per share reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments described in Non-GAAP Measures. In the fourth quarter of 2012, a valuation allowance was established against our U.S. net deferred tax assets. Similarly, in the fourth quarter of 2014, valuation allowances were established against our foreign net deferred tax assets in two foreign jurisdictions. As the U.S. and the two foreign jurisdictions are profitable on a non-GAAP basis, the 2015 and 2014 non-GAAP tax provision is being calculated assuming there is no valuation allowance in these jurisdictions. Our non-GAAP tax provision in the first quarter of 2015 includes a $2.1 million tax benefit related to a retroactive extension of the research and development tax credit enacted in that quarter. Our non-GAAP tax provision excludes a non-cash tax benefit of $8.9 million in the second quarter of 2014 related to the release of a portion of the valuation allowance as a result of deferred tax liabilities established for the acquisition of ThingWorx. This benefit has been excluded from non-GAAP diluted earnings per share.

Results of Operations
Impact of Foreign Currency Exchange on Results of Operations
Approximately two-thirds of our revenue and half of our expenses are transacted in currencies other than the U.S. Dollar. Because we report our results of operations in U.S. Dollars, currency translation, particularly changes in the Euro and Yen relative to the U.S. Dollar, affects our reported results. If actual results for the second quarter and first six months of 2015 had been converted into U.S. Dollars based on the foreign currency exchange rates in effect for the second quarter and first six months of 2014, revenue would have been higher by $25.6 million and $37.9 million, respectively, costs and expenses would have been higher by $16.7 million and $22.8 million, respectively, and operating income would have been higher by $8.9 million and $15.1 million, respectively. Our constant currency disclosures are calculated by multiplying the actual results for the first six months of 2015 by the exchange rates in effect for the first six months of 2014.
Revenue from Acquired Businesses
In 2014, we completed the acquisitions of Axeda (on August 11, 2014), Atego (on June 30, 2014) and ThingWorx (on December 30, 2013). The results of operations of these acquired businesses have been included in our consolidated financial statements beginning on their respective acquisition dates. Axeda and Atego collectively added 3% and 4%, respectively, to our revenue in the second quarter and first six months of 2015.
Reclassifications
Through 2014, we classified revenue in three categories: 1) license; 2) service; and 3) support. Because we introduced subscription-based licenses in 2015, we have revised our revenue reporting. Effective with the beginning of the first quarter of 2015, we are reporting revenue as follows: 1) license and subscription solutions (L&SS); 2) support; and 3) professional services. License and subscription solutions revenue includes perpetual license revenue, subscription revenue and cloud services revenue. Cloud service offerings were previously reflected in service revenue and cost of service revenue. Consulting and training service revenue and consulting and training cost of service revenue are now referred to as professional services revenue and cost of professional services revenue. The discussion that follows reflects our revised reporting structure.
Revenue
We report our revenue by line of business (license and subscriptions solutions (L&SS), support and professional services), by solution area (CAD, EPLM, SLM and IoT) and by geographic region (Americas, Europe, Pacific Rim and Japan). Results include combined revenue from direct sales and our channel.
CAD revenue includes PTC Creo® and PTC Mathcad®.
Extended PLM (EPLM) revenue includes our PLM solutions (primarily PTC Windchill®) and our ALM solutions (primarily PTC Integrity™ ) and Atego®.
SLM revenue includes PTC Arbortext® and PTC Servigistics® products.
IoT revenue includes ThingWorx® and Axeda® products.

Revenue by Line of Business	% of Total Revenue
	Three months ended		Six months ended
	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
L&SS	27%	27%	26%	26%
Support	54%	51%	55%	51%
Professional services	19%	22%	19%	22%

Revenue by Solution	Three months ended				Six months ended
			Percent Change				Percent Change
	April 4, 2015	March 29, 2014	Actual	Constant Currency	April 4, 2015	March 29, 2014	Actual	Constant Currency
	(Dollar amounts in millions)
CAD
L&SS	$35.0	$37.9	(7)%	2%	$64.8	$72.0	(10)%	(3)%
Support	91.1	93.9	(3)%	6%	189.7	189.9	—%	6%
Total software revenue	126.2	131.7	(4)%	5%	254.4	261.9	(3)%	4%
Professional services	4.9	6.4	(24)%	(16)%	10.2	12.4	(18)%	(12)%
Total revenue	$131.1	$138.2	(5)%	4%	$264.6	$274.3	(4)%	3%
EPLM
L&SS	$32.7	$40.3	(19)%	(11)%	$63.8	$76.0	(16)%	(10)%
Support	59.2	55.4	7%	14%	122.6	112.1	9%	14%
Total software revenue	91.9	95.7	(4)%	4%	186.4	188.1	(1)%	5%
Professional services	40.1	51.1	(21)%	(13)%	85.1	101.8	(16)%	(10)%
Total revenue	$132.0	$146.8	(10)%	(2)%	$271.5	$289.9	(6)%	(1)%
SLM
L&SS	$10.7	$10.0	8%	11%	$20.7	$23.0	(10)%	(7)%
Support	17.2	17.0	1%	6%	36.0	34.4	4%	8%
Total software revenue	27.9	26.9	4%	8%	56.7	57.4	(1)%	2%
Professional services	13.7	16.3	(16)%	(12)%	27.8	31.5	(12)%	(8)%
Total revenue	$41.6	$43.2	(4)%	—%	$84.5	$88.9	(5)%	(2)%
IoT
L&SS	$7.5	$0.4			$15.6	$0.4
Support	1.2	—			2.1	—
Total software revenue	8.7	0.4			17.8	0.4
Professional services	0.7	0.1			1.2	0.1
Total revenue	$9.4	$0.5			$19.0	$0.5

License and Subscription Solutions Revenue
The decrease in L&SS revenue in the second quarter of 2015 and first six months of 2015 was due primarily to changes in currency exchange rates, lower large deal revenue and a higher mix of subscription solutions revenue, partially offset by revenue from acquisitions. In the second quarter of 2015, compared to the year-ago period, L&SS revenue was down 3% (up 6% on a constant currency basis) and organic L&SS revenue (excluding revenue from Axeda and Atego) was down 11% (down 2% on a constant currency basis). In the first six months of 2015, compared to the year-ago period, L&SS revenue was down 4% (up 2% on a constant currency basis) and organic L&SS revenue was down 13% (down 6% on a constant currency basis). The amount of L&SS revenue and bookings attributable to large transactions, and the number of such transactions, may vary significantly from period to period and by geographic region. There was one L&SS booking from an individual customer greater than $5 million in the second quarter and first six months of 2015. There were three L&SS bookings from individual customers greater than $5 million in the second quarter and first six months of 2014. Subscription solutions bookings in the first quarter of 2015 were 14% of our license and subscription solutions (L&SS) bookings compared to 4% in the second quarter of 2014. Subscription solutions bookings in the first six months of 2015 were 16% of our license and subscription solutions (L&SS) bookings compared to 3% in the first six months of 2014.
Support Revenue
Support revenue is composed of contracts to maintain new and/or previously purchased perpetual licenses. Subscription-based licenses include the right for a customer to use our software and receive related support for a specified term, for which revenue is recognized ratably over the term of the arrangement. Subscription-based revenue (including support) is included in L&SS revenue. We saw steady growth in support revenue in 2013 and 2014, continuing in 2015. CAD support seats increased 1% as of the end of the second quarter of 2015 compared to the end of the second quarter of 2014 and EPLM support seats increased 2% over the same period. Support revenue increased in all regions and business areas on a constant currency basis in the second quarter and first six months of 2015 compared to the second quarter and first six months of 2014, in part due to 5% constant currency perpetual license revenue growth in 2014, compared to 2013, and due in part to year-over year increases in support pricing.
Foreign currency exchange rate movements reduced support revenue by $12.7 million and $19.0 million in the second quarter and first six months of 2015, respectively, compared to the second quarter and first six months of 2014.
Professional Services Revenue
Consulting and training services engagements typically result from sales of new licenses and subscription solutions, particularly of our EPLM and SLM solutions. The decline in professional services revenue in the second quarter and first six months of 2015 was due in part to strong growth in service partner bookings, which is in line with our strategy for professional services revenue to trend flat-to-down over time as we expand our service partner program under which service engagements are referred to third party service providers. Additionally, over time, we anticipate implementing solutions that require less services. As a result, we do not expect that the amount of professional services we deliver will increase proportionately if L&SS revenue increases. Consulting revenue typically represents approximately 85% of total professional services revenue and training revenue typically represents approximately 15%. Our consulting service revenue in the second quarter and first six months of 2015 was down 21% and 17%, respectively. Year over year, training revenue decreased 10% and 1% in the second quarter and first six months of 2015, respectively, compared to the second quarter and first six months of 2014.
CAD Revenue
In the second quarter and first six months of 2015, L&SS revenue from new Creo® seats, modules, and upgrades, which accounts for over 80% of CAD L&SS revenue, declined 4% and 5%, respectively, but was up modestly on a constant currency basis, compared to the second quarter and first six months of 2014. Fiscal 2014 benefited from a Creo product cycle. Looking forward, with the maturing of this product cycle, we expect CAD license revenue in 2015 will be lower than 2014.
CAD channel revenue which represents approximately 40% of total CAD revenue, was down 5% in the second quarter of 2015 compared to the year-ago period (up 5% on a constant currency basis) with L&SS revenue down 7% year over year (up 2% on a constant currency basis). In the first six months of 2015, CAD channel revenue was flat (up 8% on a constant currency basis).
Extended PLM Revenue
The decrease in EPLM L&SS revenue in the second quarter of 2015 reflects a 23% decline in PLM revenue, partially offset by a 10% increase in ALM revenue. PLM results in the second quarter of 2015 reflect lower large deal revenue, which we believe was due in part to a few large deals slipping out of the quarter. The decrease in EPLM L&SS revenue in the first six months of 2015 reflects a 15% decline in PLM revenue and a 23% decline in ALM revenue.
SLM Revenue
We remain encouraged by our SLM pipeline. While we have seen variability in the revenue contribution from SLM, we believe that leveraging customer relationships in our installed base where penetration of our SLM solutions is still in the early stages and the introduction of new connected SLM applications will drive future SLM solutions revenue growth.
IoT Revenue
IoT revenue is attributable to our acquisitions of Axeda and ThingWorx in the fourth quarter and second quarter, respectively, of fiscal 2014. We believe our leadership position within the application enablement platforms space, combined with an ability to sell IoT solutions to new and existing PTC customers, will enable us to achieve significant growth rates in this business going forward. Our IoT products contributed almost 10% of our current quarter reported L&SS revenue.
Bookings from Individual Customers
We believe the amount of large deals is an important measure of the strength of our business. We are now defining large deals as greater than $1 million of L&SS bookings (as defined in Executive Overview Subscription Solutions) from a customer during the quarter, which we believe more accurately reflects incremental new software business in a given quarter. Previously we defined large deals as more than $1 million of license and service revenue recognized from a customer during a quarter. We also track mega deals, which we now define as transactions resulting in L&SS bookings of over $5 million in a quarter. There was one mega deal in the second quarter of 2015 and three mega deals in the second quarter of 2014. There were no mega deals in the first quarters of 2015 and 2014.
For the second quarters of 2015 and 2014, there were 13 customers and 17 customers with L&SS bookings greater than $1 million, respectively, with average bookings per customer of $2.2 million in both periods. We continue to have a strong pipeline of large deals that we are working on worldwide, though the timing of closing and the size of large deals may be affected by the overall health of the manufacturing economy, among other factors.

	Three months ended		Six months ended
	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
	(in millions)
L&SS bookings greater than $1 million from individual customers in a quarter (1)	$29.2	$37.5	$55.1	$65.3
(1) We define L&SS bookings as new subscription solutions ACV multiplied by two, plus perpetual license revenue, as described in "Executive Overview, Subscription Solutions".
Revenue by Geographic Region

	Three months ended		Percent Change		Six months ended		Percent Change
	April 4, 2015	March 29, 2014	Actual	Constant Currency	April 4, 2015	March 29, 2014	Actual	Constant Currency
	(Dollar amounts in millions)
Revenue by region:
Americas	$131.8	$134.4	(2)%	(1)%	$267.9	$273.3	(2)%	(1)%
Europe	$110.3	$128.0	(14)%	—%	$238.6	$255.1	(6)%	4%
Pacific Rim	$32.9	$36.7	(10)%	(8)%	$68.8	$70.6	(3)%	(1)%
Japan	$39.1	$29.6	32%	52%	$64.3	$54.8	17%	34%

	Three months ended		Six months ended
	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
Revenue by region as a % of total revenue:
Americas	42%	41%	42%	42%
Europe	35%	39%	37%	39%
Pacific Rim	10%	11%	11%	11%
Japan	12%	9%	10%	8%

Americas
The decrease in revenue in the Americas in the second quarter of 2015 compared to the second quarter of 2014 consisted of a decrease of 9% ($3.0 million) in L&SS revenue and a decrease of 16% ($5.1 million) in professional services revenue, partially offset by an increase of 8% ($5.6 million) in support revenue. The decrease in revenue in the Americas in the first six months of 2015 compared to the first six months of 2014 consisted of a decrease of 15% ($10.4 million) in L&SS revenue and a decrease of 14% ($8.8 million) in professional services revenue, partially offset by an increase of 10% ($13.9 million) in support revenue. On an organic basis, revenue in the Americas decreased 8% in both the second quarter and first six months of 2015, compared to the second quarter and first six months of 2014. We had two mega deals in the Americas in the second quarter and first six months of 2014. We did not have any mega deals in the Americas in the second quarter and first six months of 2015.
Europe
Revenue in Europe in the second quarter of 2015 compared to the second quarter of 2014 consisted of a decrease in L&SS revenue of 24% ($8.0 million), 11% on a constant currency basis, a decrease in support revenue of 6% ($3.7 million), an increase of 9% on a constant currency basis, and a decrease in professional services revenue of 21% ($6.0 million), 8% on a constant currency basis. Revenue in Europe in the first six months of 2015 compared to the first six months of 2014 consisted of a decrease in L&SS revenue of 10% ($6.2 million), an increase of 1% on a constant currency basis, a decrease in support revenue of 1% ($1.8 million), an increase of 9% on a constant currency basis, and a decrease in professional services revenue of 15% ($8.5 million), 5% on a constant currency basis. We had one mega deal in Europe in the second quarter and first six months of 2014. We did not have any mega deals in Europe in the second quarter and first six months of 2015.

Changes in foreign currency exchange rates, particularly the Euro, reduced revenue in Europe by $18.1 million and $26.8 million in the second quarter of and first six months 2015, respectively, as compared to the second quarter and first six months of 2014.
Pacific Rim
Revenue in the Pacific Rim in the second quarter of 2015 compared to the second quarter of 2014 included a decrease of 11% ($1.9 million) in L&SS revenue and a decrease of 44% ($3.6 million) in professional services revenue, partially offset by an increase in support revenue of 13% ($1.6 million). Revenue in the Pacific Rim in the first six months of 2015 compared to the first six months of 2014 included a decrease of 34% ($5.3 million) in professional services revenue partially offset by an increase in support revenue of 14% ($3.5 million). L&SS revenue in the first six months of 2015 was flat compared to the first six months of 2014.
Revenue from China, which has historically represented 5% to 7% of our total revenue, was 4% of revenue in both the second quarter and first six months of 2015, compared to 5% of revenue in both the second quarter and first six months of 2014 and decreased 26% and 15% in the second quarter and first six months of 2015, respectively, as compared to the second quarter and first six months of 2014.
Japan
Revenue in Japan in the second quarter of 2015 compared to the second quarter of 2014 reflects an increase of 140% ($10.2 million) in L&SS revenue and an increase of 4% ($0.2 million) in professional services revenue, offset by a decrease in support revenue of 6% ($1.0 million). Year over year, on a constant currency basis, in the second quarter of 2015, L&SS revenue was up 178%, support revenue was up 8% and professional services revenue was up 19%. Revenue in Japan in the first six months of 2015 compared to the first six months of 2014 reflects an increase of 88% ($10.2 million) in L&SS revenue and an increase of 10% ($0.9 million) in professional services revenue, offset by a decrease in support revenue of 5% ($1.6 million). Year over year, on a constant currency basis, in the first six months of 2015, L&SS revenue was up 117%, support revenue was up 7% and professional services revenue was up 25%. We had one transaction with greater than $5 million of L&SS revenue from a customer in the second quarter of 2015. We had no transactions in Japan greater than $5 million in the first six months of 2014.
Changes in the Yen to U.S. Dollar exchange rate reduced revenue in Japan by $6.0 million and $8.9 million in the second quarter and first six months of 2015, respectively, compared to the second quarter and first six months of 2014.

Gross Margin	Three months ended			Six months ended
	April 4, 2015	March 29, 2014	Percent Change	April 4, 2015	March 29, 2014	Percent Change
	(Dollar amounts in millions)
Gross margin	$228.1	$234.9	(3)%	$460.6	$466.9	(1)%
Non-GAAP gross margin	236.4	241.6	(2)%	477.5	480.6	(1)%
Gross margin as a % of revenue:
License and subscription solutions	84.7%	87.7%		83.9%	87.6%
Support	87.4%	87.0%		87.8%	87.7%
Professional services	13.3%	17.0%		11.7%	14.9%
Gross margin as a % of total revenue	72.6%	71.5%		72.0%	71.4%
Non-GAAP gross margin as a % of total revenue	75.0%	73.5%		74.4%	73.5%

The declines in L&SS solutions gross margin in the second quarter and first six months of 2015, compared to the same periods in 2014, are due to a higher mix of cloud services revenue, which has lower margins than license revenue. On a percentage basis, our improved gross margin was driven by our mix of software business, which was 81% of total revenue in the second quarter and first six months of 2015, up from 78% in the year ago periods, while professional services revenue comprised 19% of our total revenue in both the second quarter and first six months of 2015 compared to 22% in both the second quarter and first six months of 2014.

	Three months ended			Six months ended
	April 4, 2015	March 29, 2014	Percent Change	April 4, 2015	March 29, 2014	Percent Change
	(Dollar amounts in millions)
Costs and expenses:
Cost of L&SS revenue	$13.2	$10.9	21%	$26.5	$21.2	25%
Cost of support revenue	21.3	21.6	(1)%	42.7	41.5	3%
Cost of professional services revenue	51.5	61.3	(16)%	109.8	124.1	(12)%
Sales and marketing	82.0	85.9	(5)%	169.6	170.2	—%
Research and development	60.2	55.6	8%	121.3	108.7	12%
General and administrative	34.2	34.1	—%	71.2	65.1	9%
Amortization of acquired intangible assets	9.2	8.0	15%	18.6	15.8	18%
Restructuring (credit) charge	38.5	—		38.2	1.1
Total costs and expenses (1)	$310.1	$277.5	12%	$597.9	$547.5	9%
Total headcount at end of period	6,294	6,043	4%

(1)	On a constant currency basis, compared to the year-ago period, total costs and expenses for the second quarter and first six months of 2015 increased 18% and 13%, respectively.

Costs and expenses in the second quarter and first six months of 2015, compared to the second quarter and first six months 2014, increased primarily as a result of:
•restructuring charges of $38.5 million recorded in the second quarter of 2015;
•costs from acquired businesses ( Axeda and Atego added approximately 250 employees);
•investments we are making in the Internet of Things area of our business;
•company-wide merit pay increases totaling approximately $12 million on an annualized basis, which were effective February 1, 2014; and
•acquisition and pension termination-related costs, which were $4.1 million higher for the six month period.
These cost increases were partially offset by cost savings resulting from restructuring actions in 2014 and changes in foreign currency rates which favorably impacted costs and expenses in the second quarter and first six months of 2015 compared to the second quarter and first six months of 2014 by $16.7 million and $22.8 million, respectively.

Cost of License and Subscription Solutions Revenue	Three months ended			Six months ended
	April 4, 2015	March 29, 2014	Percent Change	April 4, 2015	March 29, 2014	Percent Change
	(Dollar amounts in millions)
Cost of L&SS revenue	$13.2	$10.9	21%	$26.5	$21.2	25%
% of total revenue	4%	3%		4%	3%
% of total L&SS revenue	15%	12%		16%	12%
L&SS headcount at end of period	102	56	82%

Our cost of L&SS revenue consists of fixed and variable costs associated with reproducing and distributing software and documentation, as well as royalties paid to third parties for technology embedded in or licensed with our software products, amortization of intangible assets associated with acquired products and costs to perform and support our cloud services business. Cost of L&SS revenue as a percent of L&SS revenue can vary depending on product mix sold and the effect of fixed and variable royalties and the level of amortization of acquired software intangible assets. Amortization of acquired purchased software totaled $4.7 million and $4.4 million in the second quarters of 2015 and 2014, respectively, and $9.5 million and $8.9 million in the first six months of 2015 and 2014, respectively. Costs to perform cloud services were $4.7 million and $2.8 million in the second quarters of 2015 and 2014, respectively, and $9.4 million and $5.6 million in the first six months of 2015 and 2014, respectively, which increase is attributable to our acquisition of Axeda. L&SS headcount at the end of the second quarter of 2015 included approximately 20 employees added from acquired businesses.

Cost of Support Revenue	Three months ended			Six months ended
	April 4, 2015	March 29, 2014	Percent Change	April 4, 2015	March 29, 2014	Percent Change
	(Dollar amounts in millions)
Cost of support revenue	$21.3	$21.6	(1)%	$42.7	$41.5	3%
% of total revenue	7%	7%		7%	6%
% of total support revenue	13%	13%		12%	12%
Support headcount at end of period	668	625	7%

Our cost of support revenue includes costs such as salaries, benefits, and computer equipment and facilities associated with customer support and the release of support updates (including related royalty costs). In the second quarter and first six months of 2015 compared to the second quarter and first six months of 2014, total compensation, benefit costs and travel expenses were flat and up 2% ($0.6 million), respectively. Support headcount at the end of the second quarter of 2015 included approximately 20 employees added from acquired businesses.

Cost of Professional Services Revenue	Three months ended			Six months ended
	April 4, 2015	March 29, 2014	Percent Change	April 4, 2015	March 29, 2014	Percent Change
	(Dollar amounts in millions)
Cost of professional services revenue	$51.5	$61.3	(16)%	$109.8	$124.1	(12)%
% of total revenue	16%	19%		17%	19%
% of total professional services revenue	87%	83%		88%	85%
Professional services headcount at end of period	1,241	1,342	(8)%

Our cost of professional services revenue includes costs such as salaries, benefits, and computer equipment and facilities for our training and consulting personnel, and third-party subcontractor fees.
In the second quarter and first six months of 2015 compared to the second quarter and first six months of 2014, total compensation, benefit costs and travel expenses were down 15% ($6.6 million) and down 14% ($12.7 million), respectively. and the cost of third-party consulting services was lower by $2.2 million and $3.7 million, respectively. The decrease in both compensation-related costs and third-party consulting services is due to lower professional services revenue. Professional services headcount at the end of the second quarter of 2015 included approximately 30 employees added from acquired businesses.

Sales and Marketing	Three months ended			Six months ended
	April 4, 2015	March 29, 2014	Percent Change	April 4, 2015	March 29, 2014	Percent Change
	(Dollar amounts in millions)
Sales and marketing	$82.0	$85.9	(5)%	$169.6	$170.2	—%
% of total revenue	26%	26%		27%	26%
Sales and marketing headcount at end of period	1,458	1,366	7%

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. In the second quarter and first six months of 2015 compared to the second quarter and first six months of 2014, total compensation, benefit costs and travel expenses were lower by 6% ($4.1 million) and 1% ($0.8 million). Sales and marketing headcount at the end of the second quarter of 2015 included approximately 60 employees added from acquired businesses.

Research and Development	Three months ended			Six months ended
	April 4, 2015	March 29, 2014	Percent Change	April 4, 2015	March 29, 2014	Percent Change
	(Dollar amounts in millions)
Research and development	$60.2	$55.6	8%	$121.3	$108.7	12%
% of total revenue	19%	17%		19%	17%
Research and development headcount at end of period	2,131	2,032	5%
Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Major research and development activities include developing new releases and updates of our software that enhance functionality and developing new products or features. In the second quarter and first six months of 2015 compared to the second quarter and first six months of 2014, total compensation, benefit costs and travel expenses were higher by 6% ($2.7 million) and 11% ($9.5 million), respectively. Research and development headcount at the end of the second quarter of 2015 included approximately 90 employees added from acquired businesses.

General and Administrative	Three months ended			Six months ended
	April 4, 2015	March 29, 2014	Percent Change	April 4, 2015	March 29, 2014	Percent Change
	(Dollar amounts in millions)
General and administrative	$34.2	$34.1	—%	$71.2	$65.1	9%
% of total revenue	11%	10%		11%	10%
General and administrative headcount at end of period	694	622	12%

Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources, legal and administrative functions, as well as acquisition-related charges, bad debt expense and outside professional services, including accounting and legal fees. General and administrative costs in the second quarter and first six months of 2015, compared to the second quarter and first six months of 2014, includes an increase of salary, benefit costs and travel expenses of $1.4 million and $4.3 million, respectively, offset by a decrease in performance-based bonus and stock-based compensation of $1.6 million and $4.6 million, respectively. Additionally, acquisition-related and pension termination-related costs were lower by $0.3 million and higher by $4.1 million in the second quarter and first six months of 2015, respectively, compared to the second quarter and first six months of 2014, and costs for outside professional services were higher by $1.3 million in the first six months of 2015 compared to the first six months of 2014. General and administrative headcount at the end of the second quarter of 2015 included approximately 20 employees added from acquired businesses.

Amortization of Acquired Intangible Assets	Three months ended			Six months ended
	April 4, 2015	March 29, 2014	Percent Change	April 4, 2015	March 29, 2014	Percent Change
	(Dollar amounts in millions)
Amortization of acquired intangible assets	$9.2	$8.0	15%	$18.6	$15.8	18%
% of total revenue	3%	2%		3%	2%
Amortization of acquired intangible assets reflects the amortization of acquired non-product related intangible assets, primarily customer and trademark-related intangible assets, recorded in connection with completed acquisitions. The increase in amortization of acquired intangible assets in the second quarter and first six months of 2015 includes our acquisitions of Axeda, Atego and ThingWorx.

Restructuring Charges	Three months ended		Six months ended
	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
	(in millions)
Restructuring charges	$38.5	$—	$38.2	$1.1

On April 4, 2015, we committed to a plan to restructure our global workforce and consolidate select facilities to increase investment in our Internet of Things business and to reduce our cost structure through organizational efficiencies in the face of significant foreign currency depreciation relative to the U.S. Dollar and a more cautious outlook on global macroeconomic conditions. The restructuring actions are expected to result in charges of up to $45 million, primarily attributable to termination benefits. The restructuring actions resulted in a charge of $38.5 million in our second quarter of 2015, attributable to termination benefits associated with 415 employees. We expect that this reorganization will result in net annualized expense reductions of approximately $30 million.
In the first six months of 2015, we made cash payments related to restructuring charges of $23 million, compared to $17 million in the first six months of 2014. At April 4, 2015, accrued restructuring was $41 million (including the current quarter charge and remaining amounts to be paid from our fourth quarter of 2014 charge), which we expect to pay within the next twelve months, the majority of which will be paid in the third and fourth quarters of 2015.
Restructuring charges recorded in the first six months of 2014 were primarily associated with the completion of actions initiated in the fourth quarter of 2013.

Interest and Other Income (Expense), net	Three months ended		Six months ended
	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
	(in millions)
Interest income	$0.9	$0.8	$2.1	$1.5
Interest expense	(3.5)	(2.1)	(7.3)	(3.4)
Other income (expense), net	(1.0)	(1.4)	(1.6)	(2.6)
Total interest and other income (expense), net	$(3.6)	$(2.7)	$(6.8)	$(4.4)

Interest and other income (expense), net includes interest income, interest expense, foreign currency net losses and other non-operating gains and losses. Foreign currency net losses include costs of forward contracts, certain realized and unrealized foreign currency transaction gains or losses, and foreign exchange gains or losses resulting from the required period-end currency re-measurement of the assets and liabilities of our subsidiaries that use the U.S. Dollar as their functional currency. Because a large portion of our revenue and expenses is transacted in foreign currencies, we engage in transactions involving the use of foreign currency forward contracts, primarily in the Euro and Canadian Dollar, to reduce our exposure to fluctuations in foreign exchange rates. The increase in interest expense in the second quarter and first six months of 2015 compared to the second quarter and first six months of 2014 was due to higher amounts outstanding under our credit facility. We had $531 million outstanding under the facility at April 4, 2015, compared to $318 million at March 29, 2014.

Income Taxes	Three months ended		Six months ended
	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
	(Dollar amounts in millions)
Pre-tax income	$0.4	$48.5	$34.8	$101.6
Tax (benefit) provision	(5.0)	4.8	(0.9)	18.2
Effective income tax rate	(1,293)%	10%	(3)%	18%

In the second quarter and first six months of 2015, our effective tax rate was lower than the 35% statutory federal income tax rate due to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland. In 2015 and 2014, the foreign rate differential predominantly relates to these Irish earnings. In addition, on September 30, 2014, we executed a business realignment in which intellectual property was transferred between two wholly-owned foreign subsidiaries. The realignment allows us to more efficiently manage the distribution of our products to European customers. We expect this realignment to result in an annual tax benefit of approximately $15 million to $20 million for the next several years, declining annually thereafter through 2021. This realignment resulted in a tax benefit of approximately $4 million and $8 million in the second quarter and first six months of 2015, respectively. In the second quarter and first six months of 2015, we recorded a tax benefit of $3.1 million related to the reassessment of our reserve requirements, and a benefit of $1.4 million in conjunction with the reorganization of our Atego U.S. subsidiaries. Additionally, our provision in the first quarter of 2015 reflects a $2.1 million tax benefit related to a retroactive extension of the research and development tax credit enacted in the first quarter of 2015. This benefit was offset by a corresponding provision to increase our U.S. valuation allowance.
In the second quarter and first six months of 2014, our effective tax rate was lower than the 35% statutory federal income tax rate due to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate and the reversal of a portion of our valuation allowance against net deferred tax assets. In the second quarter of 2014, our acquisition of ThingWorx was accounted for as a business combination and we recorded the fair value of assets and liabilities acquired, including finite-lived acquired intangible assets totaling $32.1 million and net deferred tax liabilities of $8.9 million, primarily related to the tax effect of the acquired intangible assets that are not deductible for income tax purposes. These net deferred tax liabilities reduced our net deferred tax asset balance and resulted in a tax benefit of $8.9 million recorded in the second quarter of 2014 to decrease our valuation allowance in the U.S. As the decrease in the valuation allowance was not part of the accounting for the business combination (the fair value of the assets acquired and liabilities assumed), it was recorded as an income tax benefit.
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
Fair value of acquired deferred revenue and deferred costs are purchase accounting adjustments to record acquired deferred revenue and deferred costs at their fair values.
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

	Three months ended		Six months ended
	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
	(in millions, except per share amounts)
GAAP revenue	$314.1	$328.7	$639.6	$653.6
Fair value of acquired deferred revenue	1.1	—	2.5	—
Non-GAAP revenue	$315.3	$328.7	$642.1	$653.6

GAAP gross margin	$228.1	$234.9	$460.6	$466.9
Fair value of acquired deferred revenue	1.1	—	2.5	—
Fair value of acquired deferred costs	(0.2)	—	(0.3)	—
Stock-based compensation	2.6	2.3	5.2	4.8
Amortization of acquired intangible assets included in cost of revenue	4.7	4.4	9.5	8.9
Non-GAAP gross margin	$236.4	$241.6	$477.5	$480.6

GAAP operating income	$4.0	$51.2	$41.6	$106.1
Fair value of acquired deferred revenue	1.1	—	2.5	—
Fair value of acquired deferred costs	(0.2)	—	(0.3)	—
Stock-based compensation	12.8	12.6	24.1	25.3
Amortization of acquired intangible assets included in cost of revenue	4.7	4.4	9.5	8.9
Amortization of acquired intangible assets	9.2	8.0	18.6	15.8
Charges included in general and administrative expenses (1)	3.6	3.9	9.3	5.2
Restructuring charge	38.5	—	38.2	1.1
Non-GAAP operating income	$73.8	$80.1	$143.6	$162.4

GAAP net income	$5.4	$43.8	$35.7	$83.4
Fair value of acquired deferred revenue	1.1	—	2.5	—
Fair value of acquired deferred costs	(0.2)	—	(0.3)	—
Stock-based compensation	12.8	12.6	24.1	25.3
Amortization of acquired intangible assets included in cost of revenue	4.7	4.4	9.5	8.9
Amortization of acquired intangible assets	9.2	8.0	18.6	15.8
Charges included in general and administrative expenses (1)	3.6	3.9	9.3	5.2
Restructuring charges	38.5	—	38.2	1.1
Income tax adjustments (2)	(13.8)	(15.0)	(17.2)	(21.8)
Non-GAAP net income	$61.4	$57.7	$120.4	$117.9
GAAP diluted earnings per share	$0.05	$0.36	$0.31	$0.69
Fair value of acquired deferred revenue	0.01	—	0.02	—
Fair value of acquired deferred costs	—	—	—	—
Stock-based compensation	0.11	0.10	0.21	0.21
Amortization of acquired intangible assets	0.12	0.10	0.24	0.20
Charges included in general and administrative expenses (1)	0.03	0.03	0.08	0.04
Restructuring charges	0.33	—	0.33	0.01
Income tax adjustments (2)	(0.12)	(0.12)	(0.15)	(0.18)
Non-GAAP diluted earnings per share	$0.53	$0.48	$1.03	$0.98

Operating margin impact of non-GAAP adjustments:

	Three months ended		Six months ended
	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
GAAP operating margin	1.3%	15.6%	6.5%	16.2%
Fair value of acquired deferred revenue	0.4%	—%	0.4%	—%
Fair value of acquired deferred costs	—%	—%	—%	—%
Stock-based compensation	4.1%	3.8%	3.8%	3.9%
Amortization of acquired intangible assets	4.4%	3.8%	4.4%	3.8%
Charges included in general and administrative expenses	1.1%	1.2%	1.5%	0.8%
Restructuring charges	12.3%	—%	6.0%	0.2%
Non-GAAP operating margin	23.4%	24.4%	22.4%	24.8%

(1)	Represents acquisition-related charges and costs related to terminating a U.S. pension plan.

(2)
Income taxes for non-GAAP diluted earnings per share reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments described in Non-GAAP Measures. In the fourth quarter of 2012, a valuation allowance was established against our U.S. net deferred tax assets. Similarly, in the fourth quarter of 2014, valuation allowances were established against our foreign net deferred tax assets in two foreign jurisdictions. As the U.S. and the two foreign jurisdictions are profitable on a non-GAAP basis, the 2015 and 2014 non-GAAP tax provision is being calculated assuming there is no valuation allowance in these jurisdictions. Our non-GAAP tax provision in the first quarter of 2015 reflects a $2.1 million tax benefit related to a retroactive extension of the research and development tax credit enacted in the first quarter of 2015. The second quarter of 2014 included a non-cash tax benefit of $8.9 million related to the release of a portion of the valuation allowance as a result of deferred tax liabilities established for the acquisition of ThingWorx. This benefit has been excluded from our non-GAAP tax results.

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
Revenue Recognition
Our sources of revenue include: (1) license and subscription solutions, (2) support, and (3) professional services. We record revenues in accordance with the guidance provided by ASC 985-605, Software-Revenue Recognition when the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred (generally, FOB shipping point or electronic distribution), (3) the fee is fixed or determinable, and (4) collection is probable. We exercise judgment and use estimates in connection with determining the amounts of software license and services revenues to be recognized in each accounting period. Our primary judgments involve the following:

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
Revenue Recognition
In May 2014, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. In April 2015, the FASB proposed a one-year delay in the effective date of the new standard to 2019 for us. Under this proposal, early adoption will be allowed, but not earlier than the original effective date. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.

Liquidity and Capital Resources

	April 4, 2015	March 29, 2014
	(in thousands)
Cash and cash equivalents	$267,815	$270,470
Amounts below are for the six months ended:
Cash provided by operating activities	$105,624	$146,964
Cash used by investing activities	(14,927)	(121,861)
Cash (used) provided by financing activities	(102,945)	3,086

Cash and cash equivalents

We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. Cash and cash equivalents include highly liquid investments with original maturities of three months or less. At April 4, 2015, cash and cash equivalents totaled $267.8 million, down from $293.7 million at September 30, 2014, reflecting $106 million in operating cash flow, offset by $14 million used for capital expenditures, $81 million of net amounts repaid under our credit facility ($35 million borrowed to finance working capital requirements, net of $116 million of repayments) and $22 million used to pay withholding taxes on stock-based awards that vested in the period.
Cash provided by operating activities
Cash provided by operating activities was $105.6 million in the first six months of 2015, compared to $147.0 million in the first six months of 2014. The decrease is primarily due to lower earnings, restructuring payments which were higher by $5 million, and $15 million of funding to a non-U.S. pension plan. Net income for the first six months of 2015 and 2014 was $35.7 million and $83.4 million, respectively. Accounts receivable days sales outstanding was 58 days at the end of the second quarter of 2015 compared to 60 days as of September 30, 2014 and 61 days at the end of the second quarter of 2014.
We periodically provide financing with payment terms up to 24 months to credit-worthy customers for software purchases. As of April 4, 2015 and September 30, 2014, amounts due from customers for contracts with original payment terms greater than twelve months (financing receivables) totaled $32.5 million and $58.1 million, respectively, compared to $63.4 million at March 29, 2014.
Cash used by investing activities

	Six months ended
	April 4, 2015	March 29, 2014
	(in thousands)
Cash used by investing activities included the following:
Additions to property and equipment	$(14,107)	$(10,342)
Purchases of investments	(1,000)	—
Acquisitions of businesses	180	(111,519)
	$(14,927)	$(121,861)

Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements. In the second quarter of 2014, we used cash of $111.5 million (net of cash acquired) to acquire ThingWorx, Inc.
Cash (used) provided by financing activities

	Six months ended
	April 4, 2015	March 29, 2014
	(in thousands)
Cash (used) provided by financing activities included the following:
Net borrowings (repayments) under our credit facility	$(81,250)	$60,000
Repurchases of common stock	—	(39,965)
Payments of withholding taxes in connection with vesting of stock-based awards	(21,864)	(21,637)
Proceeds from issuance of common stock	6	716
Excess tax benefits from stock-based awards	163	8,092
Credit facility origination costs	—	(4,120)
	$(102,945)	$3,086

Borrowings under our credit facility in the first six months of 2014 reflect $110 million borrowed to finance the acquisition of ThingWorx, partially offset by $50 million of repayments.
Credit Facility
In September 2014, we entered into a multi-currency credit facility with a syndicate of sixteen banks for which JPMorgan Chase Bank, N.A. acts as Administrative Agent. We expect to use the credit facility for general corporate purposes, including acquisitions of businesses, share repurchases and working capital requirements. As of April 4, 2015, the balance outstanding under the credit facility was $530.6 million, our leverage ratio was 1.73 to 1.00, our fixed charge coverage ratio was 9.85 to

1.00 and we were in compliance with all financial and operating covenants of the credit facility. As of April 4, 2015, we had $405 million available to borrow under the revolving loan portion of our credit facility. On May 6, 2015, we borrowed $100 million under the credit facility. As of May 8, 2015, the balance outstanding under the credit facility was $631 million and we had approximately $290 million available to borrow under the revolving loan portion of our credit facility. Our ability to borrow is limited based on financial covenants in the facility.
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
On August 14, 2014, we entered into an accelerated share repurchase (“ASR”) agreement with a major financial institution (“Bank”). The ASR allowed us to buy a large number of shares immediately at a purchase price determined by an average market price over a period of time. Under the ASR, we agreed to purchase $125 million of our common stock, in total, with an initial delivery to us in August 2014 of 2.3 million shares We settled the ASR in December 2014 and the Bank delivered to us 1.1 million shares. Now that the ASR is complete, we intend to begin repurchases again during the third quarter of 2015 consistent with our goal of returning 40% of free cash flow (cash provided by operating activities less capital expenditures) to shareholders over time. In the second quarter and first six months of 2014, we repurchased 1.1 million shares at a cost of $40.0 million. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.
Future Expectations
We believe that existing cash and cash equivalents, together with cash generated from operations, and amounts available under our credit facility will be sufficient to meet our working capital and capital expenditure requirements through at least the next twelve months and to meet our known long-term capital requirements. In the remainder of 2015, we may repurchase up to $100 million of our stock.
We evaluate possible strategic transactions on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible strategic transactions. Our expected uses of cash could change, our cash position could be reduced and we may incur additional debt obligations to the extent we complete additional acquisitions. On May 4, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire ColdLight Solutions, LLC, for up to approximately $105 million in cash. We used non-U.S. cash to fund the acquisition.
As described in Note M Pension Plans in "Notes to Consolidated Financial Statements" in our Annual Report on Form 10-K, we have begun the process of terminating our U.S. pension plan. We expect to contribute an additional $25 million to the plan in 2015 to complete the termination. Additionally, we expect to make voluntary contributions to a non-U.S. plan of $20 million in 2015, $15 million of which was contributed in the first six months of 2015.
At April 4, 2015, we had cash and cash equivalents of $48.6 million in the United States, $94.2 million in Europe, $95.3 million in the Pacific Rim (including India), $8.5 million in Japan and $21.2 million in other non-U.S. countries. As of April 4, 2015, we had an outstanding intercompany loan receivable of $29.6 million. This amount can be repaid with cash generated by our foreign subsidiaries and repatriated to the U.S. without future tax cost. Additionally, we are evaluating several feasible strategies that can be employed to repatriate foreign earnings at minimal tax cost.

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
We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 4, 2015.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended April 4, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS

2.1
Agreement and Plan of Merger dated as of May 4, 2015 by and among PTC Inc., Cedar Acquisition LLC, ColdLight Solutions, LLC, and Cedar Holder Representative, LLC., as the Security Holder Representative (filed as Exhibit 2.1 to our Current Report on Form 8-K dated May 5, 2015 (File No. 0-18059) and incorporated herein by reference).

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

10.1
Consulting Agreement dated February 10, 2015 by and between PTC Inc. and Jeffrey Glidden (filed as Exhibit 10 to our Current Report on 8-K dated February 13, 2015 (File No. 0-18059) and incorporated herein by reference).

10.2	Executive Agreement dated February 11, 2015 between PTC Inc. and Andrew Miller.

10.3	Relocation Letter dated February 19, 2015 between PTC Inc. and Andrew Miller.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32*	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

101
The following materials from PTC Inc.'s Quarterly Report on Form 10-Q for the quarter ended April 4, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of April 4, 2015 and September 30, 2014; (ii) Condensed Consolidated Statements of Operations for the three and six months ended April 4, 2015 and March 29, 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended April 4, 2015 and March 29, 2014; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended April 4, 2015 and March 29, 2014; and (v) Notes to Condensed Consolidated Financial Statements.

_________________

*	Indicates that the exhibit is being furnished, not filed, with this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PTC Inc.

By:	/s/ ANDREW MILLER
Andrew Miller Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 11, 2015