Form 10-Q
period 2015-07-04
PTC INC.
filed 2015-08-11
CIK 857005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2015
Commission File Number: 0-18059
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There were 114,168,760 shares of our common stock outstanding on August 10, 2015.

PTC Inc.
INDEX TO FORM 10-Q
For the Quarter Ended July 4, 2015

PART I—FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS

PTC Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	July 4, 2015	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$275,060	$293,654
Accounts receivable, net of allowance for doubtful accounts of $1,030 and $1,622 at July 4, 2015 and September 30, 2014, respectively	183,144	235,688
Prepaid expenses and other current assets	148,732	171,526
Deferred tax assets	28,269	31,299
Total current assets	635,205	732,167
Property and equipment, net	65,020	67,783
Goodwill	1,071,796	1,012,527
Acquired intangible assets, net	305,527	336,873
Deferred tax assets	27,938	8,958
Other assets	41,115	41,646
Total assets	$2,146,601	$2,199,954
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,561	$19,802
Accrued expenses and other current liabilities	88,732	57,536
Accrued compensation and benefits	112,350	144,875
Accrued income taxes	6,839	9,329
Deferred tax liabilities	102	854
Current portion of long term debt	43,750	25,000
Deferred revenue	371,859	369,271
Total current liabilities	638,193	626,667
Long term debt, net of current portion	580,625	586,875
Deferred tax liabilities	30,610	36,601
Deferred revenue	17,280	13,273
Other liabilities	49,570	82,649
Total liabilities	1,316,278	1,346,065
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 114,165 and 115,025 shares issued and outstanding at July 4, 2015 and September 30, 2014, respectively	1,142	1,150
Additional paid-in capital	1,556,308	1,597,277
Accumulated deficit	(597,060)	(650,171)
Accumulated other comprehensive loss	(130,067)	(94,367)
Total stockholders’ equity	830,323	853,889
Total liabilities and stockholders’ equity	$2,146,601	$2,199,954

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Revenue:
License and subscription solutions	$83,926	$97,703	$248,850	$269,114
Support	165,687	172,021	516,042	508,412
Total software revenue	249,613	269,724	764,892	777,526
Professional services	53,500	66,910	177,782	212,733
Total revenue	303,113	336,634	942,674	990,259
Cost of revenue:
Cost of license and subscription solutions revenue	12,830	11,246	39,349	32,454
Cost of support revenue	20,452	21,118	63,176	62,598
Total cost of software revenue	33,282	32,364	102,525	95,052
Cost of professional services revenue	46,094	58,712	155,847	182,777
Total cost of revenue	79,376	91,076	258,372	277,829
Gross margin	223,737	245,558	684,302	712,430
Operating expenses:
Sales and marketing	86,454	91,440	256,085	261,612
Research and development	54,078	57,405	175,333	166,109
General and administrative	48,100	33,817	119,342	98,888
Amortization of acquired intangible assets	9,105	7,998	27,691	23,772
Restructuring charges	4,393	514	42,625	1,581
Total operating expenses	202,130	191,174	621,076	551,962
Operating income	21,607	54,384	63,226	160,468
Interest and other income (expense), net	(3,668)	(2,278)	(10,492)	(6,724)
Income before income taxes	17,939	52,106	52,734	153,744
Provision (Benefit) for income taxes	504	14,080	(377)	32,305
Net income	$17,435	$38,026	$53,111	$121,439
Earnings per share—Basic	$0.15	$0.32	$0.46	$1.02
Earnings per share—Diluted	$0.15	$0.32	$0.46	$1.01
Weighted average shares outstanding—Basic	114,764	118,328	115,021	118,753
Weighted average shares outstanding—Diluted	116,025	119,901	116,330	120,573

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three months ended		Nine months ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net income	$17,435	$38,026	$53,111	$121,439
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0 for each period	1,201	2,364	(41,695)	1,514
Amortization of net actuarial pension loss included in net income, net of tax of $0.1 million and $0.3 million in the third quarter of 2015 and 2014, respectively, and $0.4 million and $0.8 million in the first nine months of 2015 and 2014, respectively	1,003	528	3,081	1,575
Change in unamortized pension loss during the period related to changes in foreign currency	(190)	91	2,915	(114)
Total other comprehensive income (loss)	2,014	2,983	(35,699)	2,975
Comprehensive income	$19,449	$41,009	$17,412	$124,414

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	July 4, 2015	June 28, 2014
Cash flows from operating activities:
Net income	$53,111	$121,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,455	57,299
Stock-based compensation	38,135	37,862
Excess tax benefits from stock-based awards	71	(9,576)
Other non-cash items, net	(53)	(151)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	44,906	14,625
Accounts payable, accrued expenses and other current liabilities	17,433	(3,930)
Accrued compensation and benefits	(27,462)	(24,278)
Deferred revenue	51,393	55,339
Accrued and deferred income taxes	(25,608)	14,545
Other current assets and prepaid expenses	(5,109)	4,125
Other noncurrent assets and liabilities	(17,809)	(13,912)
Net cash provided by operating activities	192,463	253,387
Cash flows from investing activities:
Additions to property and equipment	(20,637)	(16,721)
Purchases of investments	(11,000)	—
Acquisitions of businesses, net of cash acquired	(98,411)	(111,519)
Net cash used by investing activities	(130,048)	(128,240)
Cash flows from financing activities:
Borrowings under credit facility	135,000	474,375
Repayments of borrowings under credit facility	(122,500)	(417,500)
Repurchases of common stock	(49,962)	(99,915)
Proceeds from issuance of common stock	38	801
Excess tax benefits from stock-based awards	(71)	9,576
Credit facility origination costs	—	(4,120)
Payments of withholding taxes in connection with vesting of stock-based awards	(29,117)	(26,749)
Net cash used by financing activities	(66,612)	(63,532)
Effect of exchange rate changes on cash and cash equivalents	(14,397)	645
Net (decrease) increase in cash and cash equivalents	(18,594)	62,260
Cash and cash equivalents, beginning of period	293,654	241,913
Cash and cash equivalents, end of period	$275,060	$304,173
Supplemental disclosure of non-cash investing activities:
Fair value of contingent consideration recorded for acquisition	$3,800	$13,993
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
The results of operations for the nine months ended July 4, 2015 are not necessarily indicative of the results expected for the remainder of the fiscal year.
Reclassifications
Through 2014, we classified revenue in three categories: 1) license; 2) service; and 3) support. Effective with the beginning of the first quarter of 2015, we are reporting revenue as follows: 1) license and subscription solutions; 2) support; and 3) professional services. License and subscription solutions revenue includes perpetual license revenue, subscription revenue and cloud services revenue. Cloud service offerings were previously reflected in service revenue and cost of service revenue. Consulting and training service revenue and consulting and training cost of service revenue are now referred to as professional services revenue and cost of professional services revenue in the accompanying Consolidated Statements of Operations. The following revenue and costs have been reclassified in the accompanying Consolidated Statements of Operations for the three and nine months ended June 28, 2014 to conform to the current period presentation.

	Three months ended June 28, 2014	Nine months ended June 28, 2014
Reclassifications within revenue	(in millions)
From Services to L&SS	$3.3	$10.2
From Support to L&SS	1.7	1.8
	$5.0	$12.0
Reclassifications within cost of revenue
From Services to L&SS	$3.2	$8.9
From Support to L&SS	0.2	0.2
	$3.4	$9.1
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
Recent Accounting Pronouncements
Revenue Recognition
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB approved a one-year delay in the effective date. ASU 2014-09 is effective for us in our first quarter of fiscal 2019 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.
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

2. Deferred Revenue and Financing Receivables
Deferred Revenue

Deferred revenue primarily relates to software support agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and, if not yet paid, the related customer receivable is included in prepaid expenses and other current assets. Billed but uncollected support and subscription-related amounts included in prepaid expenses and other current assets at July 4, 2015 and September 30, 2014 were $88.8 million and $116.2 million, respectively.
Financing Receivables
We periodically provide extended payment terms to credit-worthy customers for software purchases with payment terms up to 24 months. The determination of whether to offer such payment terms is based on the size, nature and credit-worthiness of the customer, and the history of collecting amounts due, without concession, from the customer and customers generally. This determination is based on an internal credit assessment. In making this assessment, we use the Standard & Poor's (S&P) credit rating as our primary credit quality indicator, if available. If a customer, whether commercial or the U.S. Federal government, has an S&P bond rating of BBB- or above, we designate the customer as Tier 1. If a customer does not have a S&P bond rating, or has an S&P bond rating below BBB-, we base our assessment on an internal credit assessment which considers selected balance sheet, operating and liquidity measures, historical payment experience, and current business conditions within the industry or region. We designate these customers as Tier 2 or Tier 3, with Tier 3 being lower credit quality than Tier 2.
As of July 4, 2015 and September 30, 2014, amounts due from customers for contracts with original payment terms greater than twelve months (financing receivables) totaled $28.1 million and $58.1 million, respectively. Accounts receivable and prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets included current receivables from such contracts totaling $24.8 million and $44.6 million at July 4, 2015 and September 30, 2014, respectively, and other assets in the accompanying Consolidated Balance Sheets included long-term receivables from such contracts totaling $3.3 million and $13.5 million at July 4, 2015 and September 30, 2014, respectively. None of these receivables were past due as of either July 4, 2015 or September 30, 2014. Our credit risk assessment for financing receivables was as follows:

	July 4, 2015	September 30, 2014
	(in thousands)
S&P bond rating BBB-1 and above-Tier 1	$17,143	$41,152
Internal Credit Assessment-Tier 2	11,002	16,989
Internal Credit Assessment-Tier 3	—	—
Total financing receivables	$28,145	$58,141

We evaluate the need for an allowance for doubtful accounts for estimated losses resulting from the inability of these customers to make required payments. As of July 4, 2015 and September 30, 2014, we concluded that all financing receivables were collectible and no reserve for credit losses was recorded. We did not provide a reserve for credit losses or write off any uncollectible financing receivables in the nine months ended July 4, 2015 or June 28, 2014. We write off uncollectible trade and financing receivables when we have exhausted all collection avenues.
We periodically transfer future payments under certain of these contracts to third-party financial institutions on a non-recourse basis. We record such transfers as sales of the related accounts receivable when we surrender control of such receivables. We sold $3.0 million of financing receivables to third-party financial institutions in the nine months ended July 4, 2015. We sold $16.5 million of financing receivables to third-party financial institutions in the nine months ended June 28, 2014.

3. Restructuring Charges
On April 4, 2015, we committed to a plan to restructure our workforce and consolidate select facilities to realign our global workforce to increase investment in our Internet of Things business and to reduce our cost structure through organizational efficiencies in the face of significant foreign currency depreciation relative to the U.S. Dollar and a more cautious outlook on global macroeconomic conditions. The restructuring actions are expected to result in restructuring charges of up to $45 million, primarily attributable to termination benefits. In the second and third quarters of 2015, we recorded charges of $38.5 million and $3.3 million respectively, attributable to termination benefits associated with 443 employees. Additionally, in the third quarter of 2015, we recorded a charge of $1.1 million related to the closure of excess facilities. The facility charge reflects estimated costs including gross lease commitments of approximately $2.0 million, net of estimated sublease income of $0.9 million.
In September 2014, in support of integrating businesses acquired in 2014 and the continued evolution of our business model, we committed to a plan to restructure our workforce. As a result, we recorded a restructuring charge of $26.8 million in the fourth quarter of 2014 associated with severance and related costs associated with 283 employees.

The following table summarizes restructuring accrual activity for the nine months ended July 4, 2015:

	Employee Severance and Related Benefits	Facility Closures and Related Costs	Total
	(in thousands)
October 1, 2014	$25,835	$535	$26,370
Charge to operations	41,483	1,142	42,625
Cash disbursements	(47,249)	(528)	(47,777)
Foreign exchange impact	(938)	(30)	(968)
Accrual, July 4, 2015	$19,131	$1,119	$20,250
The accrual for facility closures and related costs is included in accrued expenses and other liabilities in the Consolidated Balance Sheets, and the accrual for employee severance and related benefits is included in accrued compensation and benefits in the Consolidated Balance Sheets.

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

Restricted stock unit activity for the nine months ended July 4, 2015	Shares	Weighted Average Grant Date Fair Value (Per Share)
	(in thousands)
Balance of outstanding restricted stock units October 1, 2014	4,379	$26.87
Granted	1,860	$38.25
Vested	(2,190)	$24.65
Forfeited or not earned	(374)	$30.52
Balance of outstanding restricted stock units July 4, 2015	3,675	$33.58

	Restricted Stock Units
Grant Period	Performance-based (1)	Service-based (2)

	(Number of Units in thousands)
First nine months of 2015	313	1,547
_________________

(1)	The performance-based RSUs were granted to employees pursuant to the terms described below.

(2)
The service-based RSUs were issued to employees, including our executive officers, and our directors. Of these RSUs, approximately 212,000 will vest one year from the date of grant. Substantially all other service-based RSUs will vest in three substantially equal annual installments on or about the anniversary of the date of grant.

In the first nine months of 2015, we granted the target performance-based restricted stock units ("target RSUs") shown in the table above to senior level employees, including our executive officers. These RSUs are eligible to vest based upon our total shareholder return relative to a peer group (the “TSR units”), measured annually over a three-year period. The number of TSR units to vest over the three year period will be determined based on the performance of PTC stock relative to the stock performance of an index of PTC peer companies established as of the grant date, as determined at the end of three measurement periods ending on September 30, 2015, 2016 and 2017, respectively. The shares earned for each period will vest on November 15 following each measurement period, up to a maximum of two times or one and one half times, as applicable, the number of target RSUs (up to a maximum of 590,000 shares). No vesting will occur in a period unless an annual threshold requirement is achieved. The employee must remain employed by PTC through the applicable vest date for any RSUs to vest. If the return to PTC shareholders is negative but still meets or exceeds the peer group indexed return, a maximum of 100% of the target RSUs shall vest for the measurement period. TSR units not earned in the first two year measurement periods are eligible to be earned in the third measurement period.
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
The significant assumptions used in the Monte Carlo simulation model were as follows:

Average volatility of peer group	29.8%
Risk free interest rate	0.85%
Dividend yield	—%
Compensation expense recorded for our stock-based awards was classified in our Consolidated Statements of Operations as follows:

	Three months ended		Nine months ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	(in thousands)
Cost of license and subscription solutions revenue	$121	$63	$381	$209
Cost of support revenue	1,012	898	2,777	2,711
Cost of professional services revenue	1,317	1,549	4,510	4,436
Sales and marketing	3,430	3,065	9,383	8,583
Research and development	2,928	2,231	9,015	7,067
General and administrative	5,263	4,726	12,069	14,856
Total stock-based compensation expense	$14,071	$12,532	$38,135	$37,862

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

	Three months ended		Nine months ended
Calculation of Basic and Diluted EPS	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	(in thousands, except per share data)
Net income	$17,435	$38,026	$53,111	$121,439
Weighted average shares outstanding—Basic	114,764	118,328	115,021	118,753
Dilutive effect of employee stock options, restricted shares and restricted stock units	1,261	1,573	1,309	1,820
Weighted average shares outstanding—Diluted	116,025	119,901	116,330	120,573
Earnings per share—Basic	$0.15	$0.32	$0.46	$1.02
Earnings per share—Diluted	$0.15	$0.32	$0.46	$1.01

RSUs of 0.1 million were outstanding during the first nine months of 2014 but were not included in the calculation of diluted EPS because the share impact of the assumed proceeds related to the weighted unamortized compensation expense exceeded the weighted average RSUs outstanding. These RSUs were excluded from the computation of diluted EPS as the effect would have been anti-dilutive.
Common Stock Repurchases
Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors authorized us to repurchase up to $100 million worth of shares with cash from operations in the period October 1, 2013 through September 30, 2014. On August 4, 2014, our Board of Directors authorized us to repurchase up to an additional $600 million of our common stock from August 4, 2014 through September 30, 2017. In the third quarter and first nine months of 2014, respectively, we repurchased 1.6 million and 2.8 million shares at a cost of $60.0 million and $99.9 million. In the third quarter of 2015, we repurchased 1.2 million shares at a cost of $50.0 million. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.
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

6. Acquisitions
In 2014, we completed the acquisitions of Axeda (on August 11, 2014), Atego (on June 30, 2014) and ThingWorx (on December 30, 2013). In 2015, we completed the acquisition of ColdLight (on May 7, 2015). The results of operations of these acquired businesses have been included in our consolidated financial statements beginning on their respective acquisition dates.
Acquisition-related costs were $2.8 million and $8.7 million for the third quarter and first nine months of 2015, respectively, and $1.3 million and $6.4 million for the third quarter and first nine months of 2014, respectively. Acquisition-related costs include direct costs of potential and completed acquisitions (e.g., investment banker fees, professional fees, including legal and valuation services) and expenses related to acquisition integration activities (e.g., professional fees, severance, and retention bonuses). In addition, subsequent adjustments to our initial estimated amount of contingent consideration associated with specific acquisitions are included within acquisition-related charges. These costs have been classified in general and administrative expenses in the accompanying Consolidated Statements of Operations.
ColdLight
On May 7, 2015, we acquired all of the ownership interest of ColdLight Solutions, LLC, a company that offered solutions for data machine learning and predictive analytics, for approximately $98.6 million in cash (net of cash acquired of $1.3 million). Up to $5 million of contingent consideration may become payable to the former owners of ColdLight if certain technology milestones are achieved within two years of the acquisition (the earn-out). If an earn-out milestone is achieved, a portion of the contingent consideration becomes earned and payable in cash after each six-month period. Up to $3.0 million of the contingent consideration can be earned in the first year and up to $2.0 million can be earned in the second year. We borrowed $100.0 million under our existing credit facility to fund the acquisition.
The acquisition of the ColdLight automated predictive analytics platform will expand our technology portfolio in the Internet of Things (IoT) market. At the time of the acquisition, ColdLight had approximately 60 employees and annualized revenues of $8.0 million. The results of operations of ColdLight have been included in our consolidated financial statements beginning on the acquisition date. Revenue and earnings of ColdLight since the acquisition date were not material.

The acquisition of ColdLight has been accounted for as a business combination. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the acquisition date. The fair values of intangible assets were based on valuations using an income approach, with estimates and assumptions provided by management of ColdLight and PTC. The process for estimating the fair values of identifiable intangible assets and the contingent consideration liability requires the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. In connection with accounting for the business combination, we recorded a liability of $3.8 million, representing the fair value of the contingent consideration. The liability was valued using a discounted cash flow method and a probability weighted estimate of achievement of the technology milestones. The estimated undiscounted range of outcomes for the contingent consideration is $3.8 million to $5.0 million. We will assess the probability that the milestones will be met and at what level each reporting period. Any subsequent changes in the estimated fair value of the liability will be reflected in earnings until the liability is fully settled.
Based upon a preliminary valuation, the total purchase price allocation was as follows:

Purchase price allocation:	(in thousands)
Goodwill	$85,288
Identifiable intangible assets	17,620
Cash	1,313
Other assets and liabilities, net	(516)
Total allocation of purchase price consideration	103,705
Less: cash acquired	(1,313)
Total purchase price allocation, net of cash acquired	$102,392
Less: contingent consideration	(3,800)
Net cash used to acquire ColdLight	$98,592
The preliminary purchase price allocation resulted in $85.3 million of goodwill, which will be deductible for income tax purposes. All of the acquired goodwill was allocated to our software products segment. Intangible assets of $17.6 million includes purchased software of $13.6 million, customer relationships of $3.5 million and trademarks of $0.5 million, which are being amortized over weighted average useful lives of 10 years, 9 years and 7 years, respectively, based upon the pattern in which economic benefits related to such assets are expected to be realized.
The resulting amount of goodwill reflects our expectations of the following benefits: (1) ColdLight provides a differentiated machine learning platform for critical data analytics in our solution portfolio; (2) ColdLight’s Neuron® product suite can automate the analytics process, reducing the dependency on manual processes; (3) ColdLight is addressing challenging aspects of data analytics aligned with the PTC / ThingWorx analytics vision; (4) ColdLight has a presence in industries outside of PTC's traditional markets which create a foundation for us to pursue opportunities in non-traditional vertical markets.
ThingWorx
In the second quarter of 2014, we acquired ThingWorx, Inc. for $111.5 million (net of cash acquired of $0.1 million). The former shareholders of ThingWorx are eligible to receive additional consideration of up to $18.0 million if certain profitability and bookings targets are achieved within two years of the acquisition (the earn-out). The earn-out is payable in cash in two installments, half of which was earned and paid in July 2015 and the remainder of which, if earned, will become payable in 2016 after the second year measurement period. In connection with accounting for the business combination, we recorded a liability representing the fair value of the contingent consideration. The liability was valued using a discounted cash flow method and a probability weighted estimate of achievement of the financial targets. We assess the probability that the targets will be met each reporting period. At July 4, 2015, we estimate that the full amount of the contingent consideration of $18.0 million will be earned. Any subsequent changes in the estimated fair value of the liability are reflected in earnings until the liability is fully settled (an increase of $2.8 million in the contingent consideration liability in the first nine months of 2015, see Note 8).

7. Goodwill and Intangible Assets
We have two operating segments: (1) Software Products and (2) Services. We assess goodwill for impairment at the reporting unit level. Our reporting units are determined based on the components of our operating segments that constitute a business for which discrete financial information is available and for which operating results are regularly reviewed by segment management. Our reporting units are the same as our operating segments. As of July 4, 2015 and September 30, 2014, goodwill and acquired intangible assets in the aggregate attributable to our software products segment were $1,314.2 million and $1,283.0 million, respectively, and attributable to our services segment were $63.1 million and $66.4 million, respectively. Acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We evaluate goodwill for impairment in the third quarter of our fiscal year, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting segment below its carrying value. Factors we consider important, on an overall company basis and segment basis, when applicable, that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period and a reduction of our market capitalization relative to net book value. We completed our annual goodwill impairment review as of July 4, 2015 and concluded that no impairment charge was required as of that date.
To conduct these tests of goodwill, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss equal to the difference between the carrying value of goodwill and its implied fair value. We estimate the fair values of our reporting units using discounted cash flow valuation models. Those models require estimates of future revenues, profits, capital expenditures, working capital, terminal values based on revenue multiples, and discount rates for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. The estimated fair value of each reporting unit was more than double its carrying value as of July 4, 2015.
Goodwill and acquired intangible assets consisted of the following:

	July 4, 2015			September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Goodwill (not amortized)			$1,071,796			$1,012,527
Intangible assets with finite lives (amortized) (1):
Purchased software	$284,427	$169,903	$114,524	$278,012	$162,259	$115,753
Capitalized software	22,877	22,877	—	22,877	22,877	—
Customer lists and relationships	350,845	166,527	184,318	360,530	147,469	213,061
Trademarks and trade names	18,573	12,221	6,352	18,479	10,964	7,515
Other	3,938	3,605	333	4,117	3,573	544
	$680,660	$375,133	$305,527	$684,015	$347,142	$336,873
Total goodwill and acquired intangible assets			$1,377,323			$1,349,400

(1) The weighted average useful lives of purchased software, customer lists and relationships, trademarks and trade names and other intangible assets with a remaining net book value are 9 years, 10 years, 9 years, and 3 years, respectively.
Goodwill
Changes in goodwill presented by reportable segment were as follows:

	Software Products Segment	Services Segment	Total
	(in thousands)
Balance, October 1, 2014	$959,768	$52,759	$1,012,527
Acquisition of Axeda	(180)	—	(180)
Acquisition of ColdLight	85,288	—	85,288
Foreign currency translation adjustments	(25,627)	(212)	(25,839)
Balance, July 4, 2015	$1,019,249	$52,547	$1,071,796
Amortization of Intangible Assets
The aggregate amortization expense for intangible assets with finite lives was classified in our Consolidated Statements of Operations as follows:

	Three months ended		Nine months ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	(in thousands)
Amortization of acquired intangible assets	$9,105	$7,998	$27,691	$23,772
Cost of license and subscriptions solutions revenue	4,957	4,415	14,438	13,319
Total amortization expense	$14,062	$12,413	$42,129	$37,091

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
Our significant financial assets and liabilities measured at fair value on a recurring basis as of July 4, 2015 and September 30, 2014 were as follows:

	July 4, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Cash equivalents (1)	$52,916	$—	$—	$52,916
Forward contracts	—	851	—	851
	$52,916	$851	$—	$53,767
Financial liabilities:
Contingent consideration related to acquisitions	$—	$—	$21,800	$21,800
Forward contracts	—	888	—	888
	$—	$888	$21,800	$22,688

	September 30, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Cash equivalents (1)	$101,113	$—	$—	$101,113
Forward contracts	—	339	—	339
	$101,113	$339	$—	$101,452
Financial liabilities:
Contingent consideration related to acquisitions	$—	$—	$15,191	$15,191
Forward contracts	—	911	—	911
	$—	$911	$15,191	$16,102

______________
(1) Money market funds and time deposits.

Changes in the fair value of Level 3 contingent consideration liability associated with our acquisition of ThingWorx and ColdLight were as follows:

	Contingent Consideration
	(in thousands)
	ThingWorx	ColdLight
Balance, October 1, 2014	$15,191	$—
Change in present value of contingent consideration	2,809	3,800
Balance, July 4, 2015	$18,000	$3,800

In connection with accounting for the ThingWorx and ColdLight business combinations, we recorded a liability representing the fair value of contingent consideration payable upon achievement of certain financial targets and technology milestones. The liabilities that we recorded were valued using a discounted cash flow method and a probability weighted estimate of achievement of the targets based on inputs that are not observable in the market, which represents a level 3 measurement within the fair value hierarchy. Changes in the fair value of the contingent consideration liabilities will be reflected in acquisition-related charges in general and administrative expense until the liabilities are fully settled. Of the total, $20.5 million of the contingent consideration liabilities are included in accrued expenses and other current liabilities, with the remaining $1.3 million in other liabilities in the Consolidated Balance Sheet as of July 4, 2015.

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
As of July 4, 2015 and September 30, 2014, we had outstanding forward contracts with notional amounts equivalent to the following:

Currency Hedged	July 4, 2015	September 30, 2014
	(in thousands)
Canadian Dollar / U.S. Dollar	$19,971	$25,583
Euro / U.S. Dollar	77,987	61,751
British Pound / Euro	9,713	14,259
Israeli New Sheqel / U.S. Dollar	5,681	6,144
Japanese Yen / Euro	24,080	—
Swiss Franc /Euro	8,516	—
All other	10,990	9,251
Total	$156,938	$116,988
As of July 4, 2015 and September 30, 2014, the accompanying Consolidated Balance Sheets include a net asset of $0.9 million and $0.3 million, respectively, in prepaid expenses and other current assets, and a net liability of $0.9 million for both periods, in accrued expenses related to the fair value of our forward contracts.
Net gains and losses on foreign currency exposures are recorded in other income (expense), net and include realized and unrealized gains and losses on forward contracts. Net gains and losses on foreign currency exposures for the three and nine months ended July 4, 2015 and June 28, 2014 were as follows:

	Three months ended		Nine months ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	(in thousands)
Net foreign currency losses	$449	$746	$1,362	$2,739
Net realized and unrealized loss (gain) on forward contracts (excluding the underlying foreign currency exposure being hedged)	$741	$1,320	$1,122	$(377)

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
The revenue and operating income attributable to our operating segments are summarized as follows:

	Three months ended		Nine months ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	(in thousands)
Revenue:
Total Software Products segment revenue	$235,371	$258,805	$723,313	$748,482
Total Services segment revenue	67,742	77,829	219,361	241,777
Total revenue	$303,113	$336,634	$942,674	$990,259
Operating income: (1)
Software Products segment	$145,016	$166,639	$428,533	$479,736
Services segment	13,378	13,516	29,868	42,566
Sales and marketing expenses	(88,715)	(91,440)	(271,257)	(262,085)
General and administrative expenses	(48,072)	(34,331)	(123,918)	(99,749)
Total operating income	21,607	54,384	63,226	160,468
Interest and other income (expense), net	(3,668)	(2,278)	(10,492)	(6,724)
Income before income taxes	$17,939	$52,106	$52,734	$153,744

(1)
We recorded restructuring charges of $4.4 million and $42.6 million in the third quarter and first nine months of 2015, respectively. Software Products included $1.5 million and $11.5 million respectively; Services included $0.6 million and $11.4 million, respectively; sales and marketing expenses included $2.3 million and $15.1 million, respectively; and general and administrative expenses included $(28) thousand and $4.6 million, respectively, of these restructuring charges. We recorded restructuring charges of $0.5 million in the third quarter of 2014, all of which were included in general and administrative expenses. We recorded restructuring charges of $1.6 million in the first nine months of 2014. Software Products included $0.1 million; Services included $0.2 million; sales and marketing expenses included $0.5 million; and general and administrative expenses included $0.8 million of these restructuring charges.

11. Income Taxes
In the third quarter and first nine months of 2015, our effective tax rate was a provision of 3% on pre-tax income of $17.9 million and a benefit of 1% on pre-tax income of $52.7 million, respectively, compared to a provision of 27% on pre-tax income of $52.1 million and 21% on pre-tax income of $153.7 million in the third quarter and first nine months of 2014, respectively. In the third quarter and first nine months of 2015 and 2014, our effective tax rate was lower than the 35% statutory federal income tax rate due to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland. In 2015 and 2014, the foreign rate differential predominantly relates to these Irish earnings. Our foreign rate differential in 2015 includes a rate benefit from a business realignment completed on September 30, 2014 in which intellectual property was transferred between two wholly-owned foreign subsidiaries. The realignment allows us to more efficiently manage the distribution of our products to European customers. This realignment resulted in a tax benefit of approximately $6 million and $14 million in the third quarter and first nine months of 2015, respectively. In addition, in the first nine months of 2015, we recorded a tax benefit of $3.1 million related to the reassessment of our reserve requirements, and a benefit of $1.4 million in conjunction with the reorganization of our Atego U.S. subsidiaries. Additionally, our provision reflects a $2.1 million tax benefit related to a retroactive extension of the U.S. research and development tax credit enacted in the first quarter of 2015. This benefit was offset by a corresponding provision to increase our U.S. valuation allowance.
Additionally, in the first nine months of 2014, our effective tax rate was lower than the 35% statutory federal income tax rate due to the reversal of a portion of our valuation allowance against net deferred tax assets. In the second quarter of 2014, our acquisition of ThingWorx was accounted for as a business combination and we recorded the fair value of assets and liabilities acquired, including finite-lived acquired intangible assets totaling $32.1 million and net deferred tax liabilities of $8.9 million, primarily related to the tax effect of the acquired intangible assets that are not deductible for income tax purposes. These net deferred tax liabilities reduced our net deferred tax asset balance and resulted in a tax benefit of $8.9 million recorded in the second quarter of 2014 to decrease our valuation allowance in the U.S. As the decrease in the valuation allowance was not part of the accounting for the business combination (the fair value of the assets acquired and liabilities assumed), it was recorded as an income tax benefit.
As of July 4, 2015 and September 30, 2014, we had unrecognized tax benefits of $11.9 million and $15.0 million, respectively. If all of our unrecognized tax benefits as of July 4, 2015 were to become recognizable in the future, we would record a benefit to the income tax provision of $10.3 million which would be partially offset by an increase in the U.S. valuation allowance of $3.9 million.
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
We follow the with-and-without approach for the direct effects of windfall tax deductions to determine the timing of the recognition of benefits for windfall tax deductions.  In the third quarter and first nine months of 2014, we recorded windfall tax benefits of $1.5 million and $9.6 million, respectively, to additional paid-in capital.

12. Debt
Credit Agreement
In September 2014, we entered into a multi-currency credit facility with a syndicate of sixteen banks for which JPMorgan Chase Bank, N.A. acts as Administrative Agent. We expect to use the credit facility for general corporate purposes, including acquisitions of businesses, share repurchases and working capital requirements. As of July 4, 2015, the fair value of our credit facility approximates our book value.
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
As of July 4, 2015, we had $624.4 million outstanding under the credit facility comprised of a $481.3 million term loan and a $143.1 million revolving loan. Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by PTC as described below. As of July 4, 2015, the annual rate on the term and revolving loan was 1.6875% (which will reset on September 17, 2015 for the term loan and $43.1 million of the revolving loan, and on August 6, 2015 for the remaining $100 million of the revolving loan). Interest rates on borrowings outstanding under the credit facility range from 1.25% to 1.5% above an adjusted LIBO rate for Eurodollar-based borrowings or would range from 0.25% to 0.5% above the defined base rate (the greater of the Prime Rate, the Federal Funds Effective Rate plus 0.005%, or an adjusted LIBO rate plus 1%) for base rate borrowings, in each case based upon PTC’s leverage ratio. Additionally, PTC may borrow certain foreign currencies at rates set in the same range above the respective London interbank offered interest rates for those currencies, based on PTC’s leverage ratio. A quarterly commitment fee on the undrawn portion of the credit facility is required, ranging from 0.175% to 0.25% per annum, based upon PTC’s leverage ratio.
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

As of July 4, 2015, our leverage ratio was 2.31 to 1.00, our fixed charge coverage ratio was 7.25 to 1.00 and we were in compliance with all financial and operating covenants of the credit facility. As of July 4, 2015, we had $190 million available to borrow under the revolving loan portion of our credit facility, the availability of which is limited based on financial covenants in the facility.

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

13. Commitments and Contingencies
Legal and Regulatory Matters
China Investigation
We have, since making a voluntary disclosure to the U.S. Securities and Exchange Commission (SEC) and the Department of Justice (DOJ), been cooperating to provide information to those agencies concerning expenditures by our business partners and our China business, including for travel and entertainment, that apparently benefited employees of customers regarded as state owned enterprises in China. This matter involves issues regarding compliance with laws, including the U.S. Foreign Corrupt Practices Act. Negotiations with the SEC and DOJ to reach a resolution of the investigation have begun but have not been concluded. Resolution of this matter is likely to include fines and penalties. In the third quarter, we recorded a liability of $13.6 million associated with pending discussions with these agencies to resolve this matter. This is the minimum amount of liability we expect to incur if we are able to reach a settlement in this matter, and does not include any amounts associated with potential fines that might be imposed by either or both of the SEC and DOJ, which amounts would increase our liability and could be significant. There can be no assurance that we will reach a settlement with these agencies or that the cost of such settlements, if reached, would not materially exceed the existing accrual. Further, any settlement or other resolution of this matter could have collateral effects on our business in China, the United States and elsewhere.
Legal Proceedings
We are subject to various other legal proceedings and claims that arise in the ordinary course of business. We do not believe that resolving the legal proceedings and claims that we are currently subject to will have a material adverse impact on our financial condition, results of operations or cash flows. However, the results of legal proceedings cannot be predicted with certainty. Should any of these legal proceedings and claims be resolved against us, the operating results for a particular reporting period could be adversely affected.
Accruals
With respect to legal proceedings and claims, we record an accrual for a contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. For legal proceedings and claims for which the likelihood that a liability has been incurred is more than remote but less than probable, we estimate the range of possible outcomes. As of July 4, 2015, we had a legal proceedings and claims accrual of $15.9 million, including an accrual of $13.6 million for the China investigation.
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

14. Pension Plans
Our pension plans are described in more detail in Note M to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. In the first nine months of 2015, we contributed $20 million to a non-U.S. pension plan.

Termination of U.S. Pension Plan
We maintain a U.S. defined benefit pension plan (the Plan) that covers certain persons who were employees of Computervision Corporation (acquired by us in 1998). Benefits under the Plan were frozen in 1990. In the second quarter of 2014, we began the process of terminating the Plan. In the third quarter of 2014, we provided notice to plan participants of our intent to terminate the plan effective August 1, 2014 and in the second quarter of 2015 we provided a notice of plan benefits to participants. In March 2015, we received a favorable determination letter from the Internal Revenue Service with respect to the termination, and we expect to complete the termination process by September 30, 2015. In August 2015, lump sum distributions totaling $45 million were made to selected participants from plan assets in settlement of their liabilities and we purchased annuity contracts with an insurer for approximately $90 million to cover remaining liabilities of the plan including benefits for retirees currently receiving payments and vested participants who did not elect to receive a lump sum. In connection with settling the liabilities, we contributed $26 million to fully fund the Plan.
In the fourth quarter, upon settlement of the liabilities, we expect to recognize a settlement loss of $66 million, $47 million net of tax, including unamortized losses in accumulated other comprehensive income, based on the projected benefit obligations and assets measured as of the dates the settlements occur.

15. Subsequent Events
Contingent Earn-Out Payment
The ThingWorx contingent earn-out first year payment criteria were attained in the third quarter of fiscal 2015. As such, $9 million of the total contingent consideration was paid on July 17, 2015.
Termination of U.S. Pension Plan
In August 2015, lump sum distributions totaling $45 million were made to selected participants from plan assets in settlement of their liabilities and we purchased annuity contracts with an insurer for approximately $90 million to cover remaining liabilities of the plan. In connection with settling the liabilities, we contributed $26 million to fully fund the Plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not historic facts, including statements about our future financial and growth expectations, the development of our products and markets and adoption of our solutions and future purchases by customers, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. These risks include the possibility that the macroeconomic and/or global manufacturing climates may not improve or may deteriorate, the possibility that customers may not purchase our solutions when or at the rates we expect, the possibility that our businesses, including our Internet of Things (IoT) and SLM businesses, may not expand and/or generate the revenue we expect, the possibility that market size and growth estimates may be incorrect and that we may be unable to grow our business at or in excess of market growth rates, the possibility that new products released and planned products, including IoT enabled core products, may not generate the revenue we expect or be released as we expect, the possibility that foreign currency exchange rates may vary from our expectations and thereby affect our reported revenue and expense, the possibility that we may not achieve the license and subscription solutions (L&SS), support or professional services revenue that we expect, which could result in a different mix of revenue between L&SS, support and professional services and could impact our EPS results, the possibility that our customers may purchase more of our solutions as subscriptions than we expect, which would adversely affect near-term revenue, operating margins and EPS, the possibility that sales of our solutions as subscriptions may not have the longer-term positive effect on revenue that we expect, the possibility that we may be unable to expand our services partner ecosystem or improve services margins as we expect, the possibility that our workforce realignment may adversely affect our operations, the possibility that we may be unable to generate sufficient operating cash flow to return 40% of free cash flow to shareholders or that other uses of cash could preclude share repurchases, and the possibility that amounts in excess of the current accrual may be assessed against PTC in connection with the resolution of our investigation in China and that any such resolution may have collateral effects on our business in China, the U.S. or elsewhere; as well as other risks and uncertainties described below throughout or referenced in Part II, Item 1A. Risk Factors of this report.
Business Overview
PTC Inc. develops and delivers technology solutions, comprised of software and services, that transform the way our customers create, operate and service their products for a smart, connected world.
Our solutions and software products address the challenges our customers face in the following areas:
•Computer-Aided Design (CAD)
Effective and collaborative product design across the globe.
•Product Lifecycle Management (PLM)
Efficient and consistent management of product development from concept to retirement across functional processes and distributed teams.
•Application Lifecycle Management (ALM)
Management of global software development from concept to delivery.
•Service Lifecycle Management (SLM)
Planning and delivery of service, and analysis of product intelligence at the point of service.
•Internet of Things (IoT)
Enabling connectivity and development of software applications for smart, connected products.
Executive Overview
Results for the third quarter
Revenue was down year over year due to changes within our business as well as external factors, including a challenging macroeconomic environment and an increase in the strength of the U.S. Dollar relative to international currencies, most notably the Euro and the Yen.

	Three Months Ended			Constant Currency Change
	July 4, 2015	June 28, 2014
Revenue			Change
	(in millions)
License and Subscription Solutions	$83.9	$97.7	(14%)	(7%)
Support	165.7	172.0	(4%)	6%
Total Software	249.6	269.7	(7%)	2%
Professional Services	53.5	66.9	(20%)	(10%)
Total	$303.1	$336.6	(10%)	(1%)

•
Software revenue declined due to unfavorable currency movements and fewer large deals in the quarter than in the prior year. We believe that challenging macroeconomic conditions, particularly in the Americas and China, impacted our ability to close large deals in our core business.

•	Professional services revenue declined primarily due to a shift of services to our partners in accordance with our margin improvement strategy.

•
We delivered strong growth in our Internet of Things business, closing a number of significant deals with large, industrial companies that are adopting our platform for their IoT initiatives. Three of our eight largest deals in the quarter were IoT deals and IoT license revenue represented more than 20% of our total license and subscription solutions (L&SS) revenue.

•
Subscription solutions bookings in the quarter comprised 16% of our L&SS bookings, and included three large IoT deals that came in as perpetual license transactions, compared to 21% in the third quarter of 2014 when we had two significant subscription bookings, including one mega deal, in our core business.

•	Approximately 60% of our revenue in the third quarter of 2015 came from recurring revenue streams (subscription solutions and support), compared to approximately 53% in the year-ago period.

•
We had 8 large deals (which we define as a L&SS booking greater than $1 million from an individual customer in a quarter) in the third quarter of 2015, compared to 21 in the third quarter of 2014. Many of our largest customers are multinational companies that rely heavily on exports, so the strengthening of the U.S. Dollar could be negatively impacting their businesses and their willingness to spend.

From a geographic perspective, we believe macroeconomic challenges in the Americas are impacting our ability to close large CAD and ePLM deals, which, given the maturity of these markets, tend to be more cyclical. However, strong performance in our IoT business and solid performance in our SLM business more than offset our weaker results in CAD and ePLM and enabled us to deliver 13% software revenue growth in the Americas. In Europe, we saw modest software revenue growth on a constant currency basis, again driven by IoT and SLM with declines in CAD and ePLM against a tough third quarter of 2014 comparison when we had more large deals in the region. Pacific Rim software revenue declined modestly due to weak results in CAD and SLM, which we believe were primarily due to the overall economic slowdown in China. Japan software revenue was down from the third quarter of 2014 due to weak results in CAD, ePLM and SLM, also owing to a tough comparison with the prior year.

	Three Months Ended			Constant Currency Change
	July 4, 2015	June 28, 2014
Other Operating Measures			Change

Operating Margin	7.1%	16.2%
EPS	$0.15	$0.32	(53%)	(19%)

Non-GAAP Operating Margin(1)	24.1%	24.2%
Non-GAAP EPS(1)	$0.53	$0.53	¯	21%
(1) Non-GAAP measures are reconciled to GAAP results under Results of Operations - Non-GAAP Measures below.
GAAP and non-GAAP operating income reflect lower revenue, offset by reductions in operating expenses driven by cost savings from restructuring and by lower incentive compensation accruals. Additionally, our GAAP earnings include a $14 million accrual associated with the pending China matter and restructuring charges of $4 million. Currency movements reduced GAAP EPS by approximately $0.11. Both GAAP and non-GAAP EPS benefited from a lower tax rate.
We ended the quarter with a cash balance of $275 million. We generated $87 million of cash from operations in the third quarter of 2015 and we drew down $94 million (net of $6 million of repayments) on our credit facility to fund the acquisition of ColdLight for $99 million (net of cash acquired). Additionally, we repurchased $50 million of shares in the quarter. At July 4,

2015, the balance outstanding under our credit facility was $624 million and we had $190 million available to borrow under the revolving loan portion of our credit facility.
Future Expectations, Strategies and Risks
Uncertainty about the economic environment, volatility in foreign currency exchange rates and our transition to subscription-based sales continue to be headwinds for revenue growth. Due to deterioration in currency exchange rates and uncertainty regarding macroeconomic conditions beyond our initial expectations for 2015, we expect 2015 revenue and non-GAAP earnings will be below our previous guidance.
If economic conditions deteriorate further, or if foreign currency exchange rates relative to the U.S. Dollar differ significantly from our current assumed rates, future results could differ materially from our targets. Additionally, if a greater percentage of our customers purchase our solutions as subscriptions than we expect, it may have an adverse impact on revenue, operating margin, cash flow and EPS growth relative to our targets and historical results.
Our 2015 targets exclude settlement losses related to the termination of our U.S. pension plan. While we expect to complete the termination process by September 30, 2015, the amount of the losses will vary based on the timing of the settlement payments and the projected benefit obligations and assets in the plan measured as of the dates the settlements occur. We currently estimate the pre-tax settlement losses to be approximately $66 million.
Our results have been impacted, and we expect will continue to be impacted, by our ability to close large transactions. The amount of revenue, particularly L&SS revenue, attributable to large transactions, and the number of such transactions, varies significantly from quarter to quarter based on customer purchasing decisions and macroeconomic conditions. Our growth rates have become increasingly dependent on adoption of our solutions by large direct customers. Such transactions tend to be larger in size and may have long lead times as they often follow a lengthy product selection and evaluation process. This may cause volatility in our results.
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
In the third quarter of 2015, we recorded a liability of $13.6 million associated with pending discussions with the SEC and the Department of Justice to resolve this matter. This is the minimum amount of liability we expect to incur if we are able to reach a settlement in this matter, and does not include any amounts associated with potential fines that might be imposed by either or both of the SEC and DOJ, which amounts would increase our liability and could be significant. There can be no assurance that we will reach a settlement with these agencies or that the cost of such settlements, if reached, would not materially exceed the existing accrual. Further, any settlement or other resolution of this matter could have collateral effects on our business in China, the United States and elsewhere.

Results of Operations
The following table shows the financial measures that we consider the most significant indicators of the performance of our business. In addition to operating income, operating margin, and diluted earnings per share as calculated under generally accepted accounting principles (“GAAP”), the table also includes non-GAAP operating income, operating margin, and diluted earnings per share for the reported periods. We discuss the non-GAAP measures in detail, including items excluded from the measures, and provide a reconciliation to the comparable GAAP measures under Non-GAAP Measures below.

	Three months ended		Percent Change 2014 to 2015		Nine months ended		Percent Change 2014 to 2015
	July 4, 2015	June 28, 2014	Actual	Constant Currency	July 4, 2015	June 28, 2014	Actual	Constant Currency
	(Dollar amounts in millions, except per share data)
License and subscriptions solutions	$83.9	$97.7	(14)%	(7)%	$248.9	$269.1	(8)%	(1)%
Support	165.7	172.0	(4)%	6%	516.0	508.4	2%	9%
Total software revenue	249.6	269.7	(7)%	2%	764.9	777.5	(2)%	5%
Professional services	53.5	66.9	(20)%	(10)%	177.8	212.7	(16)%	(9)%
Total revenue	303.1	336.6	(10)%	(1)%	942.7	990.3	(5)%	2%
Total cost of revenue	79.4	91.1	(13)%		258.4	277.8	(7)%
Gross margin	223.7	245.6	(9)%		684.3	712.4	(4)%
Operating expenses	202.1	191.2	6%		621.1	552.0	13%
Total costs and expenses (1)	281.5	282.3	—%	6%	879.4	829.8	6%	11%
Operating income (1)	$21.6	$54.4	(60)%	(37)%	$63.2	$160.5	(61)%	(43)%
Non-GAAP operating income (1)	$73.2	$81.4	(10)%	8%	$216.8	$243.8	(11)%	4%
Operating margin (1)	7.1%	16.2%			6.7%	16.2%
Non-GAAP operating margin (1)	24.1%	24.2%			22.9%	24.6%
Diluted earnings per share (2)	$0.15	$0.32			$0.46	$1.01
Non-GAAP diluted earnings per share (2)	$0.53	$0.53			$1.57	$1.51
Cash flow from operations	$86.8	$106.4			$192.5	$253.4

(1) Costs and expenses for the three and nine months ended July 4, 2015 included restructuring charges of $4.4 million and $42.6 million, respectively, compared to $0.5 million and $1.6 million for the three and nine months ended June 28, 2014, respectively. Costs and expenses for the three and nine months ended July 4, 2015 included acquisition and pension plan termination related charges of $4.8 million and $14.1 million, respectively, compared to $1.5 million and $6.8 million for the three and nine months ended June 28, 2014, respectively. Costs and expenses in the three and nine months ended July 4, 2015 includes $13.6 million of expense for a legal settlement accrual. These charges have been excluded from non-GAAP operating income.

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

Subscriptions Solutions Measures
Subscription Solutions
With recent acquisitions and the introduction of subscription-based pricing for most of our products, we expect subscription-based bookings to comprise a growing percentage of our overall bookings over time. Revenue is generally recognized differently for the sale of a perpetual license and the sale of a subscription solution. Under a perpetual software license, revenue is recognized at the time of sale, while for a subscription solution, revenue is deferred and recognized ratably over the subscription term. Given this difference in revenue recognition, we are using the subscription solutions bookings and L&SS bookings metrics described below to gauge the health of our business for internal planning and forecasting purposes.
Subscription Solutions Bookings
We use Subscription Solutions bookings to approximate the bookings amount we estimate would have been recorded if all customers had purchased subscription solutions as perpetual licenses. For this metric, we multiply the annualized contract value (ACV) of a new subscription solutions booking (or purchase) by 2. The ACV of a new subscription solutions booking is calculated by dividing the total value of a new subscription solutions booking by the term of the contract (in days) and multiplying that result by 365, unless the term is less than one year, in which case the contract value equals the ACV. Because Subscription Solutions bookings is a metric we use to approximate the value of subscription solution sales if sold as perpetual licenses, this metric does not represent the actual revenue amount that will be recognized with respect to subscription solution sales or that would have been recognized if the sale had been of a perpetual license.

L&SS Bookings
L&SS bookings are new Subscriptions Solutions bookings (calculated as described above) plus our perpetual license sales recognized in the period.
Impact of Foreign Currency Exchange on Results of Operations
Approximately two-thirds of our revenue and half of our expenses are transacted in currencies other than the U.S. Dollar. Because we report our results of operations in U.S. Dollars, currency translation, particularly changes in the Euro and Yen relative to the U.S. Dollar, affects our reported results. If actual results for the third quarter and first nine months of 2015 had been converted into U.S. Dollars based on the foreign currency exchange rates in effect for the third quarter and first nine months of 2014, revenue would have been higher by $30.7 million and $68.7 million, respectively, costs and expenses would have been higher by $17.8 million and $40.6 million, respectively, and operating income would have been higher by $12.9 million and $28.1 million, respectively. Our constant currency disclosures are calculated by multiplying the actual results for the first nine months of 2015 by the exchange rates in effect for the first nine months of 2014.
Revenue from Acquired Businesses
In 2015, we completed the acquisition of ColdLight (on May 7, 2015). In 2014, we completed the acquisitions of Axeda (on August 11, 2014), Atego (on June 30, 2014) and ThingWorx (on December 30, 2013). The results of operations of these acquired businesses have been included in our consolidated financial statements beginning on their respective acquisition dates. Axeda and Atego collectively added 4% to our revenue in both the third quarter and first nine months of 2015.
Reclassifications
Through 2014, we classified revenue in three categories: 1) license; 2) service; and 3) support. Because we introduced subscription-based licenses in 2015, we have revised our revenue reporting. Effective with the beginning of the first quarter of 2015, we report revenue as follows: 1) license and subscription solutions (L&SS); 2) support; and 3) professional services. License and subscription solutions revenue includes perpetual license revenue, subscription revenue and cloud services revenue. Cloud service offerings were previously reflected in service revenue and cost of service revenue. Consulting and training service revenue and consulting and training cost of service revenue are now referred to as professional services revenue and cost of professional services revenue. The discussion that follows reflects our revised reporting structure.
Revenue
We report our revenue by line of business (license and subscriptions solutions (L&SS), support and professional services), by solution area (CAD, ePLM, SLM and IoT) and by geographic region (Americas, Europe, Pacific Rim and Japan). Results include combined revenue from direct sales and our channel.
CAD revenue includes PTC Creo® and PTC Mathcad®.
Extended PLM (ePLM) revenue includes our PLM solutions (primarily PTC Windchill®) and our ALM solutions (primarily PTC Integrity™ ) and Atego®.
SLM revenue includes PTC Arbortext® and PTC Servigistics® products.
IoT revenue includes ThingWorx,® Axeda® and ColdLight ® products.

Revenue by Line of Business	% of Total Revenue
	Three months ended		Nine months ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
L&SS	28%	29%	26%	27%
Support	55%	51%	55%	51%
Professional services	18%	20%	19%	22%

Revenue by Solution	Three months ended				Nine months ended
			Percent Change				Percent Change
	July 4, 2015	June 28, 2014	Actual	Constant Currency	July 4, 2015	June 28, 2014	Actual	Constant Currency
	(Dollar amounts in millions)
CAD
L&SS	$26.7	$45.9	(42)%	(36)%	$91.4	$118.0	(22)%	(16)%
Support	88.3	97.2	(9)%	2%	278.0	287.0	(3)%	5%
Total software revenue	115.0	143.1	(20)%	(10)%	369.4	405.0	(9)%	(1)%
Professional services	4.8	6.0	(19)%	(9)%	14.9	18.4	(19)%	(11)%
Total revenue	$119.7	$149.0	(20)%	(10)%	$384.3	$423.4	(9)%	(2)%
ePLM
L&SS	$29.4	$41.6	(29)%	(21)%	$93.2	$117.6	(21)%	(14)%
Support	58.5	57.4	2%	11%	181.0	169.4	7%	13%
Total software revenue	87.8	99.0	(11)%	(2)%	274.2	287.1	(4)%	2%
Professional services	35.0	46.9	(25)%	(15)%	120.0	148.7	(19)%	(12)%
Total revenue	$122.8	$145.9	(16)%	(6)%	$394.3	$435.7	(10)%	(3)%
SLM
L&SS	$8.8	$9.7	(10)%	(4)%	$29.5	$32.7	(10)%	(6)%
Support	17.6	17.5	1%	8%	53.6	51.9	3%	8%
Total software revenue	26.4	27.2	(3)%	3%	83.1	84.7	(2)%	2%
Professional services	12.8	14.0	(9)%	(2)%	40.7	45.6	(11)%	(6)%
Total revenue	$39.2	$41.3	(5)%	2%	$123.7	$130.2	(5)%	(1)%
IoT
L&SS	$19.1	$0.4			$34.8	$0.8
Support	1.3	—			3.5	—
Total software revenue	20.5	0.4			38.2	0.8
Professional services	0.9	0.1			2.1	0.2
Total revenue	$21.4	$0.5			$40.3	$1.0

License and Subscription Solutions Revenue
The decrease in L&SS revenue in the third quarter of 2015 and first nine months of 2015 was due primarily to changes in currency exchange rates and lower large deal revenue. In the third quarter of 2015, compared to the year-ago period, organic L&SS revenue (excluding revenue from Axeda and Atego) was down 23% (down 16% on a constant currency basis). In the first nine months of 2015, compared to the year-ago period, organic L&SS revenue was down 16% (10% on a constant currency basis). Subscription solutions bookings in the first nine months of 2015 were 16% of our license and subscription solutions (L&SS) bookings compared to 10% in the first nine months of 2014.
Support Revenue
Support revenue is composed of contracts to maintain new and/or previously purchased perpetual licenses. Subscription-based licenses include the right for a customer to use our software and receive related support for a specified term, for which revenue is recognized ratably over the term of the contract. Subscription-based revenue (including support) is included in L&SS revenue. We saw steady growth in support revenue in 2014 and through 2015 to date on a constant currency basis. Support revenue in the third quarter and first nine months of 2015 benefited from perpetual license revenue growth in 2014 and year-over year increases in support pricing.
Foreign currency exchange rate movements reduced support revenue by $17.1 million and $36.1 million in the third quarter and first nine months of 2015, respectively, compared to the third quarter and first nine months of 2014.
Professional Services Revenue
Consulting and training services engagements typically result from sales of new licenses and subscription solutions, particularly of our ePLM and SLM solutions. The decline in professional services revenue in the third quarter and first nine months of 2015 was due in part to strong growth in bookings by our service partners, which is in line with our strategy for professional services revenue to trend flat-to-down over time as we expand our service partner program under which service engagements are referred to third party service providers. Additionally, over time, we anticipate implementing solutions that require less services. As a result, we do not expect that the amount of professional services we deliver will increase proportionately with L&SS revenue increases. Consulting revenue typically represents approximately 85% of total professional services revenue and training revenue typically represents approximately 15%. Our consulting service revenue in the third quarter and first nine months of 2015 was down 23% and 19%, compared to the third quarter and first nine months of 2014. Year over year, training revenue decreased 1% in both the third quarter and first nine months of 2015, compared to the third quarter and first nine months of 2014.
CAD Revenue
In the third quarter and first nine months of 2015, L&SS revenue from new Creo® seats, modules and upgrades, which accounts for over 80% of CAD L&SS revenue, declined 42% and 17%, respectively, compared to the third quarter and first nine months of 2014, driven by fewer large deals, a weak macroeconomic environment that we believe has impacted spending among discrete manufacturing customers, and the effect of foreign currency exchange rates. Fiscal 2014 benefited from a Creo product cycle in which customers upgraded to the most recent version. With the maturing of this product cycle, we expect CAD license revenue for 2015 will be lower than 2014.
CAD channel revenue, which represents approximately 40% of total CAD revenue, was down 12% in the third quarter of 2015 compared to the year-ago period, but up modestly on a constant currency basis. Channel L&SS revenue was down 19% year over year (11% on a constant currency basis). In the first nine months of 2015, compared to the first nine months of 2014, CAD channel revenue was down 4%, but was up 5% on a constant currency basis.
Extended PLM Revenue
The decrease in ePLM L&SS revenue in the third quarter of 2015 reflects a 40% decline in PLM revenue, partially offset by a 56% increase in ALM revenue. PLM results in the third quarter of 2015 reflect lower large deal revenue, particularly as compared to a strong third quarter in 2014. The decrease in ePLM L&SS revenue in the first nine months of 2015 reflects a 24% decline in PLM revenue and a 2% decline in ALM revenue. The same economic conditions that contributed adversely to CAD revenue had a similar effect on ePLM.
SLM Revenue
We remain encouraged by our SLM pipeline. While we have seen variability in the revenue contribution from SLM, we believe that leveraging customer relationships in our installed base where penetration of our SLM solutions is still in the early stages and the introduction of new connected SLM applications will drive future SLM solutions revenue growth.
IoT Revenue
IoT revenue is attributable to our acquisitions of ThingWorx and Axeda in the second quarter and fourth quarter, respectively, of fiscal 2014. We believe our leadership position within the application enablement platforms space, combined with an ability to sell IoT solutions to new and existing PTC customers, will enable us to achieve significant growth rates in this business going forward. Sales of our IoT products contributed 23% to our current quarter reported L&SS revenue, which included three large perpetual license IoT deals.
Bookings from Individual Customers
We believe the amount of large deals is an important measure of the strength of our business. We define large deals as greater than $1 million of L&SS bookings from a customer during the quarter, which we believe more accurately reflects incremental new software business in a given quarter. Previously we defined large deals as more than $1 million of license and service revenue recognized from a customer during a quarter. We also track mega deals, which we now define as greater than $5 million of L&SS bookings from a customer in a quarter. There were no mega deals in the third quarter of 2015 and one mega deal in the third quarter of 2014. There was one mega deal in the first nine months of 2015 and four mega deals in the first nine months of 2014. In recent quarters, large deals have represented 30% to 40% of our total L&SS bookings, with the third quarter of 2015 lower than the average at less than 30% and the third quarter of 2014 greater than 50%. We believe that challenging macroeconomic conditions, particularly in the Americas and China, impacted our ability to close large deals in our core business in the third quarter of 2015.
For the third quarters of 2015 and 2014, there were 8 customers and 21 customers with L&SS bookings greater than $1 million, respectively, with average bookings per customer of $2.6 million and $3.0 million, respectively. We continue to have a strong pipeline of large deals that we are working on worldwide, though the timing of closing and the size of large deals may be affected by the overall health of the manufacturing economy, among other factors.

	Three months ended		Nine months ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	(in millions)
L&SS bookings greater than $1 million from individual customers in a quarter (1)	$20.7	$63.4	$75.7	$128.7
(1) We define L&SS bookings as new subscription solutions ACV multiplied by two, plus perpetual license revenue, as described in "Executive Overview, Subscription Solutions".
Revenue by Geographic Region

	Three months ended		Percent Change		Nine months ended		Percent Change
	July 4, 2015	June 28, 2014	Actual	Constant Currency	July 4, 2015	June 28, 2014	Actual	Constant Currency
	(Dollar amounts in millions)
Revenue by region:
Americas	$134.4	$130.4	3%	4%	$402.3	$403.6	—%	—%
Europe	$109.5	$130.7	(16)%	2%	$348.1	$385.7	(10)%	4%
Pacific Rim	$33.0	$36.4	(10)%	(8)%	$101.7	$107.0	(5)%	(3)%
Japan	$26.2	$39.2	(33)%	(21)%	$90.5	$93.9	(4)%	11%

	Three months ended		Nine months ended
	April 4, 2015	March 29, 2014	July 4, 2015	June 28, 2014
Revenue by region as a % of total revenue:
Americas	44%	39%	43%	41%
Europe	36%	39%	37%	39%
Pacific Rim	11%	11%	11%	11%
Japan	9%	12%	10%	9%

Americas
The increase in revenue in the Americas in the third quarter of 2015 compared to the third quarter of 2014 consisted of an increase of 29% ($8.1 million) in L&SS revenue and an increase of 6% ($4.5 million) in support revenue, partially offset by a decrease of 28% ($8.6 million) in professional services revenue. The decrease in revenue in the Americas in the first nine months of 2015 compared to the first nine months of 2014 consisted of a decrease of 2% ($2.3 million) in L&SS revenue and a decrease of 18% ($17.4 million) in professional services revenue, partially offset by an increase of 9% ($18.4 million) in support revenue. On an organic basis, revenue in the Americas decreased 4% in the third quarter and 6% in the first nine months of 2015, compared to the third quarter and first nine months of 2014. We had two mega deals in the Americas in the first nine months of 2014. We did not have any mega deals in the Americas in the third quarter and first nine months of 2015.
Europe
Revenue in Europe in the third quarter of 2015 compared to the third quarter of 2014 consisted of a decrease in L&SS revenue of 23% ($7.7 million), 7% on a constant currency basis, a decrease in support revenue of 13% ($8.8 million), an increase of 7% on a constant currency basis, and a decrease in professional services revenue of 17% ($4.6 million), an increase of 2% on a constant currency basis. Revenue in Europe in the first nine months of 2015 compared to the first nine months of 2014 consisted of a decrease in L&SS revenue of 15% ($13.9 million), 2% on a constant currency basis, a decrease in support revenue of 5% ($10.7 million), an increase of 8% on a constant currency basis, and a decrease in professional services revenue of 16% ($13 million), 3% on a constant currency basis. We had one mega deal in Europe in the third quarter and two in the first nine months of 2014. We did not have any mega deals in Europe in the third quarter and first nine months of 2015.
Changes in foreign currency exchange rates, particularly the Euro, reduced revenue in Europe by $24.3 million and $51.1 million in the third quarter of and first nine months 2015, respectively, as compared to the third quarter and first nine months of 2014.
Pacific Rim

Revenue in the Pacific Rim in the third quarter of 2015 compared to the third quarter of 2014 reflected a decrease of 10% ($1.8 million) in L&SS revenue, a decrease of 25% ($1.5 million) in professional services revenue, and a decrease in support revenue of 1% ($0.1 million). Revenue in the Pacific Rim in the first nine months of 2015 compared to the first nine months of 2014 reflected a decrease of 31% ($6.7 million) in professional services revenue and a decrease of 4% ($1.9 million) in L&SS revenue, partially offset by an increase in support revenue of 9% ($3.4 million).
Revenue from China, which has historically represented 4% to 5% of our total revenue, was 4% of revenue in both the third quarter and first nine months of 2015, compared to 5% of revenue in both the third quarter and first nine months of 2014, and decreased 27% and 19% in the third quarter and first nine months of 2015, respectively, as compared to the third quarter and first nine months of 2014. As noted above, we believe this was due to the weak Chinese economy.
Japan
Revenue in Japan in the third quarter of 2015 compared to the third quarter of 2014 reflected a decrease of 63% ($12.4 million) in L&SS revenue and a decrease in support revenue of 11% ($1.8 million), partially offset by an increase of 45% ($1.3 million) in professional services revenue. Year over year, on a constant currency basis, in the third quarter of 2015, L&SS revenue was down 57%, support revenue was up 5% and professional services revenue was up 70%. Revenue in Japan in the first nine months of 2015 compared to the first nine months of 2014 reflected a decrease of 7% ($2.2 million) in L&SS revenue and a decrease in support revenue of 7% ($3.5 million), partially offset by an increase of 18% ($2.2 million) in professional services revenue. Year over year, on a constant currency basis, in the first nine months of 2015, L&SS revenue was up 8%, support revenue was up 7% and professional services revenue was up 36%. We had one mega deal in Japan in the second quarter of 2015. We did not have any mega deals in Japan in the first nine months of 2014.
Changes in the Yen to U.S. Dollar exchange rate reduced revenue in Japan by $4.6 million and $13.5 million in the third quarter and first nine months of 2015, respectively, compared to the third quarter and first nine months of 2014.

Gross Margin	Three months ended			Nine months ended
	July 4, 2015	June 28, 2014	Percent Change	July 4, 2015	June 28, 2014	Percent Change
	(Dollar amounts in millions)
Gross margin	$223.7	$245.6	(9)%	$684.3	$712.4	(4)%
Non-GAAP gross margin	231.8	252.5	(8)%	709.3	733.1	(3)%
Gross margin as a % of revenue:
License and subscription solutions	84.7%	88.5%		84.2%	87.9%
Support	87.7%	87.7%		87.8%	87.7%
Professional services	13.8%	12.3%		12.3%	14.0%
Gross margin as a % of total revenue	73.8%	72.9%		72.6%	71.9%
Non-GAAP gross margin as a % of total revenue	76.3%	75.0%		75.0%	74.0%

The declines in L&SS solutions gross margin in the third quarter and first nine months of 2015, compared to the same periods in 2014, were due to a higher mix of cloud services revenue, which has lower margins than license revenue. On a percentage basis, our increase in total gross margin was driven by our mix of software business, which was 82% of total revenue in the third quarter and 81% in the first nine months of 2015, up from 80% and 79% in the year ago periods, respectively, while professional services revenue comprised 18% of our total revenue in the third quarter and 19% in the first nine months of 2015 compared to 20% in the third quarter and 22% in the first nine months of 2014.

	Three months ended			Nine months ended
	July 4, 2015	June 28, 2014	Percent Change	July 4, 2015	June 28, 2014	Percent Change
	(Dollar amounts in millions)
Costs and expenses:
Cost of L&SS revenue	$12.8	$11.2	14%	$39.3	$32.5	21%
Cost of support revenue	20.5	21.1	(3)%	63.2	62.6	1%
Cost of professional services revenue	46.1	58.7	(21)%	155.8	182.8	(15)%
Sales and marketing	86.5	91.4	(5)%	256.1	261.6	(2)%
Research and development	54.1	57.4	(6)%	175.3	166.1	6%
General and administrative	48.1	33.8	42%	119.3	98.9	21%
Amortization of acquired intangible assets	9.1	8.0	14%	27.7	23.8	16%
Restructuring charge	4.4	0.5		42.6	1.6
Total costs and expenses (1)	$281.5	$282.3	—%	$879.4	$829.8	6%
Total headcount at end of period	5,965	6,126	(3)%

(1)	On a constant currency basis, compared to the year-ago period, total costs and expenses for the third quarter and first nine months of 2015 increased 6% and 11%, respectively.
Costs and expenses in the third quarter and first nine months of 2015, compared to the third quarter and first nine months 2014, increased primarily as a result of the following:

•	restructuring charges of $42.6 million recorded in the first nine months of 2015 compared to $1.6 million in the first nine months of 2014;

•	costs from acquired businesses (Axeda, Atego, and ColdLight added approximately 330 employees at the date of the acquisitions);
•investments we are making in our Internet of Things business;

•	a litigation accrual of $13.6 million recorded in the third quarter of 2015 related to our previously disclosed China investigation;

•	company-wide merit pay increases totaling approximately $12 million on an annualized basis, which were effective February 1, 2014; and

•	acquisition and pension termination-related costs, which were $7.3 million higher for the nine month period.
The increases above were partially offset by decreases due to:

•	cost savings resulting from restructuring actions in 2014 and 2015;

•
foreign currency rates which favorably impacted costs and expenses in the third quarter and first nine months of 2015, compared to the third quarter and first nine months of 2014 by $17.8 million and $40.6 million, respectively; and

•	a decrease in cash-based incentive compensation of $11.4 million in the first nine months of 2015 compared to the first nine months of 2014.

Cost of License and Subscription Solutions Revenue	Three months ended			Nine months ended
	July 4, 2015	June 28, 2014	Percent Change	July 4, 2015	June 28, 2014	Percent Change
	(Dollar amounts in millions)
Cost of L&SS revenue	$12.8	$11.2	14%	$39.3	$32.5	21%
% of total revenue	4%	3%		4%	3%
% of total L&SS revenue	15%	12%		16%	12%
L&SS headcount at end of period	107	60	78%

Our cost of L&SS revenue consists of fixed and variable costs associated with reproducing and distributing software and documentation, as well as royalties paid to third parties for technology embedded in or licensed with our software products, amortization of intangible assets associated with acquired products and costs to perform and support our cloud services business. Cost of L&SS revenue as a percent of L&SS revenue can vary depending on product mix sold, the effect of fixed and variable royalties, and the level of amortization of acquired software intangible assets. Amortization of acquired purchased software totaled $5.0 million and $4.4 million in the third quarters of 2015 and 2014, respectively, and $14.4 million and $13.3 million in the first nine months of 2015 and 2014, respectively. Costs to perform cloud services were $5.1 million and $3.1 million in the third quarters of 2015 and 2014, respectively, and $14.5 million and $8.7 million in the first nine months of 2015 and 2014, respectively, which increase is attributable to our acquisition of Axeda. L&SS headcount at the end of the third quarter of 2015 included approximately 25 employees added from acquired businesses.

Cost of Support Revenue	Three months ended			Nine months ended
	July 4, 2015	June 28, 2014	Percent Change	July 4, 2015	June 28, 2014	Percent Change
	(Dollar amounts in millions)
Cost of support revenue	$20.5	$21.1	(3)%	$63.2	$62.6	1%
% of total revenue	7%	6%		7%	6%
% of total support revenue	12%	12%		12%	12%
Support headcount at end of period	652	638	2%

Our cost of support revenue includes costs such as salaries, benefits, and computer equipment and facilities associated with customer support and the release of support updates (including related royalty costs). In the third quarter and first nine months of 2015, compared to the third quarter and first nine months of 2014, total compensation, benefit costs and travel expenses decreased 8% ($1.2 million) and 1% ($0.6 million), respectively. Support headcount at the end of the third quarter of 2015 included approximately 20 employees added from acquired businesses.

Cost of Professional Services Revenue	Three months ended			Nine months ended
	July 4, 2015	June 28, 2014	Percent Change	July 4, 2015	June 28, 2014	Percent Change
	(Dollar amounts in millions)
Cost of professional services revenue	$46.1	$58.7	(21)%	$155.8	$182.8	(15)%
% of total revenue	15%	17%		17%	18%
% of total professional services revenue	86%	88%		88%	86%
Professional services headcount at end of period	1,115	1,336	(17)%

Our cost of professional services revenue includes costs such as salaries, benefits, and computer equipment and facilities for our training and consulting personnel, and third-party subcontractor fees. In the third quarter and first nine months of 2015, compared to the third quarter and first nine months of 2014, total compensation, benefit costs and travel expenses were down 24% ($10.7 million) and 22% ($20.3 million), respectively, and the cost of third-party consulting services was lower by $0.8 million and $2.9 million, respectively. The decrease in both compensation-related costs and third-party consulting services is due to lower professional services revenue. Professional services headcount at the end of the third quarter of 2015 included approximately 45 employees added from acquired businesses.

Sales and Marketing	Three months ended			Nine months ended
	July 4, 2015	June 28, 2014	Percent Change	July 4, 2015	June 28, 2014	Percent Change
	(Dollar amounts in millions)
Sales and marketing	$86.5	$91.4	(5)%	$256.1	$261.6	(2)%
% of total revenue	29%	27%		27%	26%
Sales and marketing headcount at end of period	1,391	1,387	—%

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. In the third quarter and first nine months of 2015, compared to the third quarter and first nine months of 2014, total compensation, benefit costs and travel expenses were lower by 10% ($7.5 million) and 4% ($8.3 million), respectively including lower commissions and cash-based incentive compensation. Sales and marketing headcount at the end of the third quarter of 2015 included approximately 65 employees added from acquired businesses. In the third quarter of 2015, compared to the third quarter of 2014, marketing costs were higher by $1.8 million due to increased costs associated with our IoT business including the LiveWorx and PTC Live events.

Research and Development	Three months ended			Nine months ended
	July 4, 2015	June 28, 2014	Percent Change	July 4, 2015	June 28, 2014	Percent Change
	(Dollar amounts in millions)
Research and development	$54.1	$57.4	(6)%	$175.3	$166.1	6%
% of total revenue	18%	17%		19%	17%
Research and development headcount at end of period	2,010	2,068	(3)%
Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Major research and development activities include developing new releases and updates of our software that enhance functionality and developing new products or features. In the third quarter and first nine months of 2015, compared to the third quarter and first nine months of 2014, total compensation, benefit costs and travel expenses were lower by 9% ($4.2 million) and higher by 4% ($5.3 million), respectively. Research and development headcount at the end of the third quarter of 2015 included approximately 100 employees added from acquired businesses.

General and Administrative	Three months ended			Nine months ended
	July 4, 2015	June 28, 2014	Percent Change	July 4, 2015	June 28, 2014	Percent Change
	(Dollar amounts in millions)
General and administrative	$48.1	$33.8	42%	$119.3	$98.9	21%
% of total revenue	16%	10%		13%	10%
General and administrative headcount at end of period	689	637	8%

Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources, legal and administrative functions, as well as acquisition-related charges, bad debt expense and outside professional services, including accounting and legal fees. The increase in general and administrative costs in the third quarter and first nine months of 2015, compared to the third quarter and first nine months of 2014, was primarily attributable to a $13.6 million accrual recorded in the third quarter of 2015 related to the our China investigation as described in Executive Overview. Additionally, general and administrative costs in the third quarter and first nine months of 2015, compared to the third quarter and first nine months of 2014, include an increase of salary, benefit costs and travel expenses of $0.2 million and $4.6 million, respectively, offset by a decrease in performance-based bonus and stock-based compensation of $1.8 million and $6.4 million, respectively. Acquisition-related and pension termination-related costs were higher by $3.3 million and $7.3 million in the third quarter and first nine months of 2015, respectively, compared to the third quarter and first nine months of 2014, and costs for outside professional services were lower by $1.1 million in the third quarter of 2015 compared to the third quarter of 2014. General and administrative headcount at the end of the third quarter of 2015 included approximately 15 employees added from acquired businesses.

Amortization of Acquired Intangible Assets	Three months ended			Nine months ended
	July 4, 2015	June 28, 2014	Percent Change	July 4, 2015	June 28, 2014	Percent Change
	(Dollar amounts in millions)
Amortization of acquired intangible assets	$9.1	$8.0	14%	$27.7	$23.8	16%
% of total revenue	3%	2%		3%	2%
Amortization of acquired intangible assets reflects the amortization of acquired non-product related intangible assets, primarily customer and trademark-related intangible assets, recorded in connection with completed acquisitions. The increase in amortization of acquired intangible assets in the third quarter and first nine months of 2015 is due to our acquisitions of Axeda, Atego and ThingWorx.

Restructuring Charges	Three months ended		Nine months ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	(in millions)
Restructuring charges	$4.4	$0.5	$42.6	$1.6

On April 4, 2015, we committed to a plan to restructure our global workforce and consolidate select facilities to increase investment in our Internet of Things business and to reduce our cost structure through organizational efficiencies in the face of significant foreign currency depreciation relative to the U.S. Dollar and a more cautious outlook on global macroeconomic conditions. The restructuring actions resulted in charges of $4.4 million in the third quarter of 2015, including $1.1 million of facility related charges and $3.3 million of employee related termination costs. For the first nine months of 2015 restructuring charges were $42.6 million, primarily related to termination benefits associated with 443 employees. We expect that this reorganization will result in net annualized expense reductions of approximately $30 million.
In the first nine months of 2015, we made cash payments related to restructuring charges of $48 million, compared to $19 million in the first nine months of 2014. At July 4, 2015, accrued restructuring was $20 million, substantially all of which we expect to pay within the next twelve months, the majority of which will be paid in the fourth quarter of 2015.
Restructuring charges recorded in the first nine months of 2014 were primarily associated with the completion of actions initiated in the fourth quarter of 2013.

Interest and Other Income (Expense), net	Three months ended		Nine months ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	(in millions)
Interest income	$0.8	$0.7	$2.8	$2.3
Interest expense	(3.6)	(2.0)	(10.9)	(5.4)
Other income (expense), net	(0.9)	(1.0)	(2.5)	(3.6)
Total interest and other income (expense), net	$(3.7)	$(2.3)	$(10.5)	$(6.7)

Interest and other income (expense), net includes interest income, interest expense, foreign currency net losses and other non-operating gains and losses. Foreign currency net losses include costs of forward contracts, certain realized and unrealized foreign currency transaction gains or losses, and foreign exchange gains or losses resulting from the required period-end currency re-measurement of the assets and liabilities of our subsidiaries that use the U.S. Dollar as their functional currency. Because a large portion of our revenue and expenses is transacted in foreign currencies, we engage in transactions involving the use of foreign currency forward contracts, primarily in the Euro and Canadian Dollar, to reduce our exposure to fluctuations in foreign exchange rates. The increase in interest expense in the third quarter and first nine months of 2015 compared to the third quarter and first nine months of 2014 was due to higher amounts outstanding under our credit facility. We had $624 million outstanding under the facility at July 4, 2015, compared to $315 million at June 28, 2014.

Income Taxes	Three months ended		Nine months ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	(Dollar amounts in millions)
Pre-tax income	$17.9	$52.1	$52.7	$153.7
Tax (benefit) provision	0.5	14.1	(0.4)	32.3
Effective income tax rate	3%	27%	(1)%	21%

In the third quarter and first nine months of 2015, our effective tax rate was lower than the 35% statutory federal income tax rate due to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland. In 2015 and 2014, the foreign rate differential predominantly relates to these Irish earnings. In addition, on September 30, 2014, we executed a business realignment in which intellectual property was transferred between two wholly-owned foreign subsidiaries. The realignment allows us to more efficiently manage the distribution of our products to European customers. We expect this realignment to result in an annual tax benefit of approximately $15 million to $20 million for the next several years, declining annually thereafter through 2021. This realignment resulted in a tax benefit of approximately $6 million and $14 million in the third quarter and first nine months of 2015, respectively. In the first nine months of 2015, we recorded a tax benefit of $3.1 million related to the reassessment of our reserve requirements, and a benefit of $1.4 million in conjunction with the reorganization of our Atego U.S. subsidiaries. Additionally, our provision in the first quarter of 2015 reflected a $2.1 million tax benefit related to a retroactive extension of the research and development tax credit enacted in the first quarter of 2015. This benefit was offset by a corresponding provision to increase our U.S. valuation allowance.
Additionally, in the first nine months of 2014, our effective tax rate was lower than the 35% statutory federal income tax rate due to the reversal of a portion of our valuation allowance against net deferred tax assets. In the second quarter of 2014, our acquisition of ThingWorx was accounted for as a business combination and we recorded the fair value of assets and liabilities acquired, including finite-lived acquired intangible assets totaling $32.1 million and net deferred tax liabilities of $8.9 million, primarily related to the tax effect of the acquired intangible assets that are not deductible for income tax purposes. These net deferred tax liabilities reduced our net deferred tax asset balance and resulted in a tax benefit of $8.9 million recorded in the second quarter of 2014 to decrease our valuation allowance in the U.S. As the decrease in the valuation allowance was not part of the accounting for the business combination (the fair value of the assets acquired and liabilities assumed), it was recorded as an income tax benefit.
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
The non-GAAP measures exclude fair value adjustments related to acquired deferred revenue, stock-based compensation expense, amortization of acquired intangible assets expense, acquisition-related charges, restructuring charges, pension plan termination costs, a litigation accrual associated with our previously disclosed China investigation, identified discrete charges included in non-operating other income (expense), net and the related tax effects of the preceding items, and any other identified tax items. These items are normally included in the comparable measures calculated and presented in accordance with GAAP. Our management excludes these items when evaluating our ongoing performance and/or predicting our earnings trends, and therefore excludes them when presenting non-GAAP financial measures. Management uses, and investors should consider, non-GAAP measures in conjunction with our GAAP results.
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
Charges included in general and administrative expenses include acquisition-related charges, pension plan termination-related costs, and a litigation accrual associated with our previously disclosed China investigation. Acquisition-related charges include direct costs of potential and completed acquisitions and expenses related to acquisition integration activities, including transaction fees, due diligence costs, severance and professional fees. In addition, subsequent adjustments to our initial estimated amount of contingent consideration associated with specific acquisitions are included within acquisition-related charges. These costs are not considered part of our normal operations as the occurrence and amount will vary depending on the timing and size of acquisitions. In the second quarter of 2014, we began the process of terminating a U.S. pension plan. Costs associated with the termination are not considered part of our ongoing operations. In the third quarter of 2015, we recorded a charge of $13.6 million for a litigation accrual associated with our previously disclosed China investigation.
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

	Three months ended		Nine months ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	(in millions, except per share amounts)
GAAP revenue	$303.1	$336.6	$942.7	$990.3
Fair value of acquired deferred revenue	0.8	—	3.3	—
Non-GAAP revenue	$303.9	$336.6	$946.0	$990.3

GAAP gross margin	$223.7	$245.6	$684.3	$712.4
Fair value of acquired deferred revenue	0.8	—	3.3	—
Fair value of acquired deferred costs	(0.1)	—	(0.4)	—
Stock-based compensation	2.5	2.5	7.7	7.4
Amortization of acquired intangible assets included in cost of revenue	5.0	4.4	14.4	13.3
Non-GAAP gross margin	$231.8	$252.5	$709.3	$733.1

GAAP operating income	$21.6	$54.4	$63.2	$160.5
Fair value of acquired deferred revenue	0.8	—	3.3	—
Fair value of acquired deferred costs	(0.1)	—	(0.4)	—
Stock-based compensation	14.1	12.5	38.1	37.9
Amortization of acquired intangible assets included in cost of revenue	5.0	4.4	14.4	13.3
Amortization of acquired intangible assets	9.1	8.0	27.7	23.8
Acquisition related charges included in general and administrative expenses	2.8	1.5	8.7	6.8
US pension plan termination-related costs	2.0	—	5.4	—
Pending legal settlement accrual	13.6	—	13.6	—
Restructuring charge	4.4	0.5	42.6	1.6
Non-GAAP operating income	$73.2	$81.4	$216.8	$243.8

GAAP net income	$17.4	$38.0	$53.1	$121.4
Fair value of acquired deferred revenue	0.8	—	3.3	—
Fair value of acquired deferred costs	(0.1)	—	(0.4)	—
Stock-based compensation	14.1	12.5	38.1	37.9

Amortization of acquired intangible assets included in cost of revenue	5.0	4.4	14.4	13.3
Amortization of acquired intangible assets	9.1	8.0	27.7	23.8
Acquisition related charges included in general and administrative expenses	2.8	1.5	8.7	6.8
US pension plan termination-related costs	2.0	—	5.4	—
Pending legal settlement accrual	13.6	—	13.6	—
Restructuring charges	4.4	0.5	42.6	1.6
Income tax adjustments (1)	(7.3)	(1.3)	(24.6)	(23.1)
Non-GAAP net income	$61.8	$63.7	$182.1	$181.8

GAAP diluted earnings per share	$0.15	$0.32	$0.46	$1.01
Fair value of acquired deferred revenue	0.01	—	0.03	—
Fair value of acquired deferred costs	—	—	—	—
Stock-based compensation	0.12	0.10	0.33	0.31
Amortization of acquired intangible assets	0.12	0.10	0.36	0.31
Acquisition related charges included in general and administrative expenses	0.02	0.01	0.07	0.06
US pension plan termination-related costs	0.02	—	0.05	—
Pending legal settlement accrual	0.12	—	0.12	—
Restructuring charges	0.04	—	0.37	0.01
Income tax adjustments (1)	(0.06)	(0.01)	(0.21)	(0.19)
Non-GAAP diluted earnings per share	$0.53	$0.53	$1.57	$1.51

Operating margin impact of non-GAAP adjustments:

	Three months ended		Nine months ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
GAAP operating margin	7.1%	16.2%	6.7%	16.2%
Fair value of acquired deferred revenue	0.3%	—%	0.4%	—%
Fair value of acquired deferred costs	—%	—%	—%	—%
Stock-based compensation	4.6%	3.7%	4.0%	3.8%
Amortization of acquired intangible assets	4.6%	3.7%	4.5%	3.7%
Acquisition related charges included in general and administrative expenses	0.9%	0.5%	0.9%	0.7%
US pension plan termination-related costs	0.7%	—%	0.6%	—%
Pending legal settlement accrual	4.5%	—%	1.4%	—%
Restructuring charges	1.4%	0.2%	4.5%	0.2%
Non-GAAP operating margin	24.1%	24.2%	22.9%	24.6%

(1)
Income taxes for non-GAAP diluted earnings per share reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments described in Non-GAAP Measures. In the fourth quarter of 2012, a valuation allowance was established against our U.S. net deferred tax assets. Similarly, in the fourth quarter of 2014, valuation allowances were established against our foreign net deferred tax assets in two foreign jurisdictions. As the U.S. and the two foreign jurisdictions are profitable on a non-GAAP basis, the 2015 and 2014 non-GAAP tax provision is being calculated assuming there is no valuation allowance in these jurisdictions. Our non-GAAP tax provision in the first quarter of 2015 reflects a $2.1 million tax benefit related to a retroactive extension of the research and development tax credit enacted in the first quarter of 2015. The third quarter of 2014 included a non-cash tax benefit of $8.9 million related to the release of a portion of the valuation allowance as a result of deferred tax liabilities established for the acquisition of ThingWorx. This benefit has been excluded from our non-GAAP tax results.

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
Revenue Recognition
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB approved a one-year delay in the effective date. ASU 2014-09 is effective for us in our first quarter of fiscal 2019 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.

Liquidity and Capital Resources

	July 4, 2015	June 28, 2014
	(in thousands)
Cash and cash equivalents	$275,060	$304,173
Amounts below are for the nine months ended:
Cash provided by operating activities	$192,463	$253,387
Cash used by investing activities	(130,048)	(128,240)
Cash used by financing activities	(66,612)	(63,532)

Cash and cash equivalents
We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. Cash and cash equivalents include highly liquid investments with original maturities of three months or less. At July 4, 2015, cash and cash equivalents totaled $275.1 million, down from $293.7 million at September 30, 2014, reflecting $192 million in operating cash flow, $13 million of net amounts borrowed under our credit facility ($135 million borrowed to finance working capital requirements, net of $123 million of repayments), offset by $98 million to acquire ColdLight, $50 million for share repurchases, $21 million used for capital expenditures, and $29 million used to pay withholding taxes on stock-based awards that vested in the period.
Cash provided by operating activities
Cash provided by operating activities was $192.5 million in the first nine months of 2015, compared to $253.4 million in the first nine months of 2014. The decrease is primarily due to lower earnings, restructuring payments which were higher by $29 million, and $9 million more of funding to pension plans. Net income for the first nine months of 2015 and 2014 was $53.1 million and $121.4 million, respectively. Accounts receivable days sales outstanding was 55 days at the end of the third quarter of 2015 compared to 60 days as of September 30, 2014 and 61 days at the end of the third quarter of 2014.
We periodically provide financing with payment terms up to 24 months to credit-worthy customers for software purchases. As of July 4, 2015 and September 30, 2014, amounts due from customers for contracts with original payment terms greater than twelve months (financing receivables) totaled $28.1 million and $58.1 million, respectively, compared to $61.3 million at June 28, 2014.
Cash used by investing activities

	Nine months ended
	July 4, 2015	June 28, 2014
	(in thousands)
Cash used by investing activities included the following:
Additions to property and equipment	$(20,637)	$(16,721)
Purchases of investments	(11,000)	—
Acquisitions of businesses, net of cash acquired	(98,411)	(111,519)
	$(130,048)	$(128,240)

In the third quarter of 2015, we used cash of $98.6 million (net of cash acquired) to acquire ColdLight. In the second quarter of 2014, we used cash of $111.5 million (net of cash acquired) to acquire ThingWorx, Inc. In the first nine months of 2015, we made minority investments in preferred stock of strategic companies of $11 million. Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements.
Cash used by financing activities

	Nine months ended
	July 4, 2015	June 28, 2014
	(in thousands)
Cash used by financing activities included the following:
Net borrowings under our credit facility	$12,500	$56,875
Repurchases of common stock	(49,962)	(99,915)
Payments of withholding taxes in connection with vesting of stock-based awards	(29,117)	(26,749)
Proceeds from issuance of common stock	38	801
Excess tax benefits from stock-based awards	(71)	9,576
Credit facility origination costs	—	(4,120)
	$(66,612)	$(63,532)

On May 6, 2015, we borrowed $100 million under the credit facility to acquire ColdLight. Additionally, in the first quarter of 2015, we borrowed $35 million for working capital requirements. We repaid $122.5 million of borrowings in the first nine months of 2015. Borrowings under our credit facility in the first nine months of 2014 reflect $110 million borrowed to finance the acquisition of ThingWorx, partially offset by $50 million of repayments.
Credit Facility
In September 2014, we entered into a multi-currency credit facility with a syndicate of sixteen banks for which JPMorgan Chase Bank, N.A. acts as Administrative Agent. We expect to use the credit facility for general corporate purposes, including acquisitions of businesses, share repurchases and working capital requirements. As of July 4, 2015, the balance outstanding under the credit facility was $624.4 million, our leverage ratio was 2.31 to 1.00, our fixed charge coverage ratio was 7.25 to 1.00 and we were in compliance with all financial and operating covenants of the credit facility. As of July 4, 2015, we had $190 million available to borrow under the revolving loan portion of our credit facility. Pursuant to the credit facility, our share repurchases are limited to $50 million per year if our leverage ratio exceeds 2.75 to 1.00.
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
On August 14, 2014, we entered into an accelerated share repurchase (“ASR”) agreement with a major financial institution (“Bank”). The ASR allowed us to buy a large number of shares immediately at a purchase price determined by an average market price over a period of time. Under the ASR, we agreed to purchase $125 million of our common stock, in total, with an initial delivery to us in August 2014 of 2.3 million shares. We settled the ASR in December 2014 and the Bank delivered to us 1.1 million shares. Over time, our goal is to return 40% of free cash flow (cash provided by operating activities less capital expenditures) to shareholders through share repurchases. In the third quarter of 2015 we repurchased 1.2 million shares at a cost of $50.0 million. In the third quarter and first nine months of 2014, we repurchased 2.8 million shares at a cost of $99.9 million. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.

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
As described in Note 14 Pension Plans in the Notes to Consolidated Financial Statements in this Form 10-Q, we have substantially completed termination of our U.S. pension plan. In August 2015, we contributed $26 million to the plan to complete the termination.
At July 4, 2015, we had cash and cash equivalents of $27.5 million in the United States, $117.7 million in Europe, $92.4 million in the Pacific Rim (including India), $21.2 million in Japan and $16.2 million in other non-U.S. countries. As of July 4, 2015, we had an outstanding intercompany loan receivable of $29.6 million. This amount can be repaid with cash generated by our foreign subsidiaries and repatriated to the U.S. without future tax cost. Additionally, we are evaluating several feasible strategies that could be employed to repatriate foreign earnings at minimal tax cost.

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
We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 4, 2015.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 4, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Amendment dated August 4, 2015 to Amended and Restated Executive Agreement between James Heppelmann and PTC Inc. dated May 10, 2010 (filed as Exhibit 10.1 to our Current Report on Form 8-K dated August 7, 2015 (File No. 0-18059) and incorporated herein by reference).

10.2
Form of Amendment dated August 5, 2015 to Executive Agreement between PTC Inc. and each of Barry Cohen, Andrew Miller, Robert Ranaldi, Anthony DiBona, Matthew Cohen and Aaron von Staats (filed as Exhibit 10.1 to our Current Report on Form 8-K dated August 7, 2015 (File No. 0-18059) and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32*	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

101
The following materials from PTC Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 4, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of July 4, 2015 and September 30, 2014; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended July 4, 2015 and June 28, 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended July 4, 2015 and June 28, 2014; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended July 4, 2015 and June 28, 2014; and (v) Notes to Condensed Consolidated Financial Statements.

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

Date: August 11, 2015