Form 10-Q
period 2016-01-02
PTC INC.
filed 2016-02-10
CIK 857005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 2, 2016
Commission File Number: 0-18059
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There were 114,531,686 shares of our common stock outstanding on February 8, 2016.

Important Update Regarding Quarter-End Results

Our results for the three months ended January 2, 2016 included in this Quarterly Report on Form 10-Q reflect an accrual reversal of $1.6 million related to a legal proceeding which was resolved in our favor after we initially reported our results for the first quarter of 2016 in our Earnings Release on Form 8-K on January 20, 2016.  As a result, operating income and net income for the quarter ended January 2, 2016 are $1.6 million higher than initially reported.

i

PTC Inc.
INDEX TO FORM 10-Q
For the Quarter Ended January 2, 2016

PART I—FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS

PTC Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	January 2, 2016	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$296,797	$273,417
Accounts receivable, net of allowance for doubtful accounts of $935 and $998 at January 2, 2016 and September 30, 2015, respectively	161,402	197,275
Prepaid expenses	56,536	56,365
Other current assets	144,853	140,819
Deferred tax assets	—	36,803
Total current assets	659,588	704,679
Property and equipment, net	60,878	65,162
Goodwill	1,086,230	1,069,041
Acquired intangible assets, net	317,670	291,301
Deferred tax assets	49,631	38,936
Other assets	41,896	40,794
Total assets	$2,215,893	$2,209,913
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,171	$13,361
Accrued expenses and other current liabilities	94,617	97,613
Accrued compensation and benefits	94,726	82,414
Accrued income taxes	4,105	4,010
Deferred tax liabilities	—	1,622
Current portion of long term debt	—	50,000
Deferred revenue	373,768	368,240
Total current liabilities	579,387	617,260
Long term debt, net of current portion	718,125	618,125
Deferred tax liabilities	13,704	42,361
Deferred revenue	15,498	18,610
Other liabilities	53,242	53,386
Total liabilities	1,379,956	1,349,742
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 114,532 and 113,745 shares issued and outstanding at January 2, 2016 and September 30, 2015, respectively	1,145	1,137
Additional paid-in capital	1,561,795	1,553,390
Accumulated deficit	(626,506)	(602,614)
Accumulated other comprehensive loss	(100,497)	(91,742)
Total stockholders’ equity	835,937	860,171
Total liabilities and stockholders’ equity	$2,215,893	$2,209,913

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended
	January 2, 2016	January 3, 2015
Revenue:
Subscription	$22,176	$14,223
Support	171,756	181,629
Total recurring software revenue	193,932	195,852
Perpetual license	47,763	64,748
Total software revenue	241,695	260,600
Professional services	49,322	64,842
Total revenue	291,017	325,442
Cost of revenue:
Cost of software revenue	36,814	34,725
Cost of professional services revenue	43,333	58,217
Total cost of revenue	80,147	92,942
Gross margin	210,870	232,500
Operating expenses:
Sales and marketing	82,429	89,484
Research and development	57,669	61,097
General and administrative	38,567	35,130
Amortization of acquired intangible assets	8,350	9,413
Restructuring charges	37,147	(255)
Total operating expenses	224,162	194,869
Operating income (loss)	(13,292)	37,631
Interest and other expense, net	(6,253)	(3,224)
Income (loss) before income taxes	(19,545)	34,407
Provision for income taxes	4,347	4,123
Net income (loss)	$(23,892)	$30,284
Earnings (loss) per share—Basic	$(0.21)	$0.26
Earnings (loss) per share—Diluted	$(0.21)	$0.26
Weighted average shares outstanding—Basic	114,151	115,341
Weighted average shares outstanding—Diluted	114,151	117,027

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three months ended
	January 2, 2016	January 3, 2015
Net income (loss)	$(23,892)	$30,284
Other comprehensive loss, net of tax:
Unrealized hedge gain arising during the period	1,643	—
Net hedge gain reclassified into earnings	(846)	—
Unrealized gain on hedging instruments	797	—
Foreign currency translation adjustment, net of tax of $0 for each period	(10,504)	(20,432)
Amortization of net actuarial pension loss included in net income, net of tax of $0.2 million and $0.1 million in the first quarter of 2016 and 2015, respectively	402	1,052
Change in unamortized pension loss during the period related to changes in foreign currency	550	921
Total other comprehensive loss	(8,755)	(18,459)
Comprehensive income (loss)	$(32,647)	$11,825

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	January 2, 2016	January 3, 2015
Cash flows from operating activities:
Net income (loss)	$(23,892)	$30,284
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,613	21,237
Stock-based compensation	23,189	11,242
Excess tax benefits from stock-based awards	(56)	(163)
Other non-cash items, net	45	(171)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	35,219	25,800
Accounts payable, accrued expenses and other current liabilities	(1,679)	(2,777)
Accrued compensation and benefits	12,054	(48,141)
Deferred revenue	1,262	(8,776)
Accrued and deferred income taxes	(3,355)	(2,953)
Other current assets and prepaid expenses	1,441	(2,108)
Other noncurrent assets and liabilities	(3,587)	(9,842)
Net cash provided by operating activities	61,254	13,632
Cash flows from investing activities:
Additions to property and equipment	(4,185)	(7,947)
Purchases of investments	—	(1,000)
Acquisitions of businesses, net of cash acquired	(64,780)	180
Net cash used by investing activities	(68,965)	(8,767)
Cash flows from financing activities:
Borrowings under credit facility	50,000	35,000
Repayments of borrowings under credit facility	—	(41,250)
Proceeds from issuance of common stock	1	3
Excess tax benefits from stock-based awards	56	163
Credit facility origination costs	(1,050)	—
Contingent consideration	(1,250)	—
Payments of withholding taxes in connection with vesting of stock-based awards	(14,833)	(21,669)
Net cash provided (used) by financing activities	32,924	(27,753)
Effect of exchange rate changes on cash and cash equivalents	(1,833)	(9,714)
Net increase (decrease) in cash and cash equivalents	23,380	(32,602)
Cash and cash equivalents, beginning of period	273,417	293,654
Cash and cash equivalents, end of period	$296,797	$261,052
The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
General
The accompanying unaudited condensed consolidated financial statements include the accounts of PTC Inc. and its wholly owned subsidiaries and have been prepared by management in accordance with accounting principles generally accepted in the United States of America and in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. While we believe that the disclosures presented are adequate in order to make the information not misleading, these unaudited quarterly financial statements should be read in conjunction with our annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair statement of our financial position, results of operations and cash flows at the dates and for the periods indicated. Unless otherwise indicated, all references to a year mean our fiscal year, which ends on September 30. The September 30, 2015 Consolidated Balance Sheet included herein is derived from our audited consolidated financial statements.
The results of operations for the three months ended January 2, 2016 are not necessarily indicative of the results expected for the remainder of the fiscal year.
Income Statement Presentation
In 2015, we classified revenue in three categories: 1) license and subscription solutions; 2) support; and 3) professional services. Effective with the beginning of the first quarter of 2016, we are reporting perpetual license revenue separately from the subscription revenue and are presenting revenue in four categories: 1) subscription; 2) support; 3) perpetual license; and 4) professional services.
Effective with the beginning of the first quarter of 2016, we reclassified certain expenses related to management of our product lines from general and administrative to marketing.
Revenue and costs and expenses in the accompanying Consolidated Statements of Operations have been reclassified to conform to the current period presentation.
Recent Accounting Pronouncements
Deferred Taxes
In November, 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740) , to simplify the presentation of deferred income taxes. The amendments in this Update require that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that permits offsetting only within a jurisdiction and companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. ASU 2015-17 is effective for public companies for fiscal years beginning after December 15, 2016, with early adoption permitted for all entities as of the beginning of an interim or annual reporting period. This guidance may be applied either prospectively or retrospectively (by reclassifying the comparative balance sheet). We adopted this new guidance in our first quarter ended January 2, 2016 and applied this guidance prospectively. As a result, the deferred tax assets and deferred tax liabilities on the Consolidated Balance Sheet as of September 30, 2015 have not been reclassified to conform to the January 2, 2016 presentation.
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
2. Deferred Revenue and Financing Receivables
Deferred Revenue
Deferred revenue primarily relates to software support agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and, if not yet paid, the related customer receivable is included in prepaid expenses and other current assets. Billed but uncollected support and subscription-related amounts included in prepaid expenses and other current assets at January 2, 2016 and September 30, 2015 were $133.9 million and $129.3 million, respectively.
Financing Receivables
We periodically provide extended payment terms to credit-worthy customers for software purchases with payment terms up to 24 months. The determination of whether to offer such payment terms is based on the size, nature and credit-worthiness of the customer, and the history of collecting amounts due, without concession, from the customer and customers generally. This determination is based on an internal credit assessment. In making this assessment, we use the Standard & Poor's (S&P) credit rating as our primary credit quality indicator, if available. If a customer, whether commercial or the U.S. Federal government, has an S&P bond rating of BBB- or above, we designate the customer as Tier 1. If a customer does not have an S&P bond rating, or has an S&P bond rating below BBB-, we base our assessment on an internal credit assessment which considers selected balance sheet, operating and liquidity measures, historical payment experience, and current business conditions within the industry or region. We designate these customers as Tier 2 or Tier 3, with Tier 3 being lower credit quality than Tier 2.
As of January 2, 2016 and September 30, 2015, amounts due from customers for contracts with original payment terms greater than twelve months (financing receivables) totaled $26.6 million and $27.4 million, respectively. Accounts receivable and prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets included current receivables from such contracts totaling $20.4 million and $21.8 million at January 2, 2016 and September 30, 2015, respectively, and other assets in the accompanying Consolidated Balance Sheets included long-term receivables from such contracts totaling $6.2 million and $5.6 million at January 2, 2016 and September 30, 2015, respectively. As of January 2, 2016 and September 30, 2015, $0.8 million and $0.5 million, respectively, of these receivables were past due. Our credit risk assessment for financing receivables was as follows:

	January 2, 2016	September 30, 2015
	(in thousands)
S&P bond rating BBB-1 and above-Tier 1	$19,258	$16,841
Internal Credit Assessment-Tier 2	7,339	10,593
Internal Credit Assessment-Tier 3	—	—
Total financing receivables	$26,597	$27,434

We evaluate the need for an allowance for doubtful accounts for estimated losses resulting from the inability of these customers to make required payments. As of January 2, 2016 and September 30, 2015, we concluded that all financing receivables were collectible and no reserve for credit losses was recorded. We did not provide a reserve for credit losses or write off any uncollectible financing receivables in the three months ended January 2, 2016 or January 3, 2015. We write off uncollectible trade and financing receivables when we have exhausted all collection avenues.
We periodically transfer future payments under certain of these contracts to third-party financial institutions on a non-recourse basis. We record such transfers as sales of the related accounts receivable when we surrender control of such receivables. We did not sell any financing receivables to third-party financial institutions in the three months ended January 2, 2016 and January 3, 2015.
3. Restructuring Charges
On October 23, 2015, we initiated a plan to restructure our workforce and consolidate select facilities in order to reduce our cost structure and to realign our investments with what we believe to be our higher growth opportunities. The restructuring is expected to result in a charge of up to $50 million, which is primarily attributable to termination benefits. In the first quarter of 2016, we recorded a charge of $36.8 million, attributable to termination benefits associated with 432 employees. The remaining charges are expected to be recorded predominantly in the second and third quarters of 2016.
In the first quarter of 2016, we recorded a charge of $0.2 million related to employee terminations and $0.2 million related to excess facilities associated with our restructuring actions initiated in the second quarter of 2015. As of January 2, 2016, this restructuring plan was substantially completed.
The following table summarizes restructuring accrual activity for the three months ended January 2, 2016:

	Employee Severance and Related Benefits	Facility Closures and Related Costs	Total
	(in thousands)
October 1, 2015	$14,086	$1,168	$15,254
Charge to operations	36,961	186	37,147
Cash disbursements	(16,269)	(433)	(16,702)
Foreign exchange impact	(81)	(36)	(117)
Accrual, January 2, 2016	$34,697	$885	$35,582
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

Restricted stock unit activity for the three month ended January 2, 2016	Shares	Weighted Average Grant Date Fair Value (Per Share)
	(in thousands)
Balance of outstanding restricted stock units October 1, 2015	3,654	$33.64
Granted	1,753	$38.22
Vested	(1,209)	$28.67
Forfeited or not earned	(215)	$35.78
Balance of outstanding restricted stock units January 2, 2016	3,983	$37.04

	Restricted Stock Units
Grant Period	TSR Units (1)	Performance-based RSUs (2)	Service-based RSUs (2)
	(Number of Units in thousands)
First three months of 2016	326	343	1,083

_________________

(1)	The TSR units were granted to our executive officers pursuant to the terms described below.

(2)
The service-based RSUs were issued to both employees and our executive officers. In addition, executive officers may earn up to one or, for our CEO, two times the number of time-based RSUs (up to a maximum of 343,000 shares) if certain performance conditions are met. Of the service-based RSUs, approximately 110,000 shares will vest in two substantially equal annual installments on or about the anniversary of the date of grant. All other service-based RSUs will vest in three substantially equal annual installments on or about the anniversary of the date of grant. The performance-based RSUs will vest in three substantially equal installments on the later of November 15, 2016, November 15, 2017 and November 15, 2018, or the date the Compensation Committee determines the extent to which the applicable performance criteria have been achieved.

In the first three months of 2016, we granted the target performance-based TSR units ("target RSUs") shown in the table above to our executive officers. These RSUs are eligible to vest based upon our total shareholder return relative to a peer group (the “TSR units”), measured annually over a three-year period. The number of TSR units to vest over the three year period will be determined based on the performance of PTC stock relative to the stock performance of an index of PTC peer companies established as of the grant date, as determined at the end of three measurement periods ending on September 30, 2016, 2017 and 2018, respectively. The shares earned for each period will vest on November 15 following each measurement period, up to a maximum of two times the number of target RSUs (up to a maximum of 652,000 shares). No vesting will occur in a period unless an annual threshold requirement is achieved. The employee must remain employed by PTC through the applicable vest date for any RSUs to vest. If the return to PTC shareholders is negative but still meets or exceeds the peer group indexed return, a maximum of 100% of the target RSUs shall vest for the measurement period. TSR units not earned in the first two year measurement periods are eligible to be earned in the third measurement period.
The weighted average fair value of the TSR units was $46.96 per target RSU on the grant date. The fair value of the TSR units was determined using a Monte Carlo simulation model, a generally accepted statistical technique used to simulate a range of possible future stock prices for PTC and the peer group. The method uses a risk-neutral framework to model future stock price movements based upon the risk-free rate of return, the volatility of each entity, and the pairwise correlations of each entity being modeled. The fair value for each simulation is the product of the payout percentage determined by PTC’s TSR rank against the peer group, the projected price of PTC stock, and a discount factor based on the risk-free rate.
The significant assumptions used in the Monte Carlo simulation model were as follows:

Average volatility of peer group	28.1%
Risk free interest rate	1.05%
Dividend yield	—%
Compensation expense recorded for our stock-based awards was classified in our Consolidated Statements of Operations as follows:

	Three months ended
	January 2, 2016	January 3, 2015
	(in thousands)
Cost of software revenue	$1,905	$918
Cost of professional services revenue	1,451	1,689
Sales and marketing	4,282	3,201
Research and development	2,513	3,086
General and administrative	13,038	2,348
Total stock-based compensation expense	$23,189	$11,242

The stock-based compensation expense in the first quarter of 2016 included $10 million of expense related to modifications of certain performance-based RSUs previously granted under our long-term incentive programs. The Compensation Committee of our Board of Directors amended these equity awards due to the impact of changes in our business model and strategy and foreign currency on our financial results.
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

	Three months ended
Calculation of Basic and Diluted EPS	January 2, 2016	January 3, 2015
	(in thousands, except per share data)
Net income (loss)	$(23,892)	$30,284
Weighted average shares outstanding—Basic	114,151	115,341
Dilutive effect of employee stock options, restricted shares and restricted stock units	—	1,686
Weighted average shares outstanding—Diluted	114,151	117,027
Earnings (loss) per share—Basic	$(0.21)	$0.26
Earnings (loss) per share—Diluted	$(0.21)	$0.26

For the three months ended January 2, 2016, diluted net loss per share is the same as basic net loss per share as the effects of our potential common stock equivalents are antidilutive. Total antidilutive shares were 2.0 million for the three months ended January 2, 2016.
Common Stock Repurchases
Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors has periodically authorized the repurchase of shares of our common stock. On August 4, 2014, our Board of Directors authorized us to repurchase up to $600 million of our common stock through September 30, 2017. In the first quarter of 2016, we did not repurchase any shares. In the first quarter of 2015, we received 1.1 million shares as the final settlement of the accelerated share repurchase ("ASR") agreement described below. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.
On August 14, 2014, we entered into an accelerated share repurchase (“ASR”) agreement with a major financial institution (“Bank”). The ASR allowed us to buy a large number of shares immediately at a purchase price determined by an average market price over a period of time. Under the ASR, we agreed to purchase $125 million of our common stock, in total, with an initial delivery to us in August 2014 of 2.3 million shares. We settled the ASR in December 2014 and the Bank delivered to us an additional 1.1 million shares.
6. Acquisitions
Acquisition-related costs were $1.2 million and $4.0 million for the first quarter of 2016 and 2015, respectively. Acquisition-related costs include direct costs of potential and completed acquisitions (e.g., investment banker fees, professional fees, including legal and valuation services) and expenses related to acquisition integration activities (e.g., professional fees, severance, and retention bonuses). In addition, subsequent adjustments to our initial estimated amount of contingent consideration associated with specific acquisitions are included within acquisition-related charges. These costs have been classified in general and administrative expenses in the accompanying Consolidated Statements of Operations.
Vuforia
On November 3, 2015, pursuant to an Asset Purchase Agreement, PTC acquired the Vuforia business from Qualcomm Connected Experiences, Inc., a subsidiary of Qualcomm Incorporated, for $64.8 million in cash (net of cash acquired of $4.5 million). We borrowed $50 million under our credit facility to finance this acquisition. At the time of the acquisition, Vuforia had approximately 80 employees and historical annualized revenues were not material. The results of operations of Vuforia have been included in our consolidated financial statements beginning on the acquisition date. Vuforia added $0.3 million to our revenue and $4.1 million in costs and expenses in the first quarter of 2016.
The acquisition of Vuforia has been accounted for as a business combination. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the acquisition date. The fair values of intangible assets were based on valuations using a cost approach which requires the use of significant estimates and assumptions, including estimating costs to reproduce an asset. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill.
The purchase price allocation resulted in $23.3 million of goodwill, $41.2 million of technology and $4.7 million of net tangible assets. The acquired technology is being amortized over weighted average useful lives of 6 years. All of the acquired goodwill was allocated to our software products segment and will be deductible for income tax purposes. The resulting amount of goodwill reflects the value of the synergies created by integrating Vuforia’s augmented technology platform into PTC’s Technology Platform solutions.
ColdLight
In the third quarter of 2015, we acquired ColdLight Solutions, LLC, for approximately $98.6 million in cash (net of cash acquired of $1.3 million). The former shareholders of ColdLight are eligible to receive additional consideration (the earn-out) of up to $5 million which is contingent upon achievement of certain technology milestones within two years of the acquisition. If an earn-out milestone is achieved, a portion of the contingent consideration becomes earned and payable in cash after each six-month period. In connection with accounting for the business combination, we recorded a liability $3.8 million, representing the fair value of the contingent consideration. The liability was valued using a discounted cash flow method and a probability weighted estimate of achievement of the technology milestones. The estimated undiscounted range of outcomes for the contingent consideration was $3.8 million to $5.0 million at the acquisition date. As of January 2, 2016, our estimate of the liability was $2.8 million, after a payment of $1.3 million made in December 2015. The payment was included in financing activities in the Consolidated Statements of Cash Flows. We will continue to assess the probability that the unearned milestones will be met and at what level each reporting period. Changes in the estimated fair value of the liability are reflected in earnings until the liability is fully settled.
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
The first year payment criteria were attained and we paid $9 million of the total contingent consideration in July 2015. As of January 2, 2016, the remaining $9.0 million of the total contingent consideration is fully earned and becomes payable in the second quarter of 2016.
7. Goodwill and Intangible Assets
We have two operating segments: (1) Software Products and (2) Services. We assess goodwill for impairment at the reporting unit level. Our reporting units are determined based on the components of our operating segments that constitute a business for which discrete financial information is available and for which operating results are regularly reviewed by segment management. Our reporting units are the same as our operating segments. As of January 2, 2016 and September 30, 2015, goodwill and acquired intangible assets in the aggregate attributable to our software products segment were $1,342.0 million and $1,297.9 million, respectively, and attributable to our services segment were $61.9 million and $62.4 million, respectively. Acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We evaluate goodwill for impairment in the third quarter of our fiscal year, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting segment below its carrying value. Factors we consider important, on an overall company basis and segment basis, when applicable, that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period and a reduction of our market capitalization relative to net book value. We completed our annual goodwill impairment review as of July 4, 2015 and concluded that no impairment charge was required as of that date.
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

Goodwill and acquired intangible assets consisted of the following:

	January 2, 2016			September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Goodwill (not amortized)			$1,086,230			$1,069,041
Intangible assets with finite lives (amortized) (1):
Purchased software	$323,762	$178,483	$145,279	$284,257	$174,887	$109,370
Capitalized software	22,877	22,877	—	22,877	22,877	—
Customer lists and relationships	347,011	180,417	166,594	349,938	174,017	175,921
Trademarks and trade names	18,432	12,814	5,618	18,534	12,759	5,775
Other	3,905	3,726	179	3,946	3,711	235
	$715,987	$398,317	$317,670	$679,552	$388,251	$291,301
Total goodwill and acquired intangible assets			$1,403,900			$1,360,342
(1) The weighted average useful lives of purchased software, customer lists and relationships, trademarks and trade names and other intangible assets with a remaining net book value are 8 years, 10 years, 10 years, and 3 years, respectively.
Goodwill
Changes in goodwill presented by reportable segment were as follows:

	Software Products Segment	Services Segment	Total
	(in thousands)
Balance, October 1, 2015	$1,016,413	$52,628	$1,069,041
Acquisition of Vuforia	23,316	—	23,316
Foreign currency translation adjustments	(6,082)	(45)	(6,127)
Balance, January 2, 2016	$1,033,647	$52,583	$1,086,230
Amortization of Intangible Assets
The aggregate amortization expense for intangible assets with finite lives was classified in our Consolidated Statements of Operations as follows:

	Three months ended
	January 2, 2016	January 3, 2015
	(in thousands)
Amortization of acquired intangible assets	$8,350	$9,413
Cost of software revenue	5,127	4,767
Total amortization expense	$13,477	$14,180
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
Our significant financial assets and liabilities measured at fair value on a recurring basis as of January 2, 2016 and September 30, 2015 were as follows:

	January 2, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Cash equivalents (1)	$76,480	$—	$—	$76,480
Forward contracts (2)	—	1,479	—	1,479
	$76,480	$1,479	$—	$77,959
Financial liabilities:
Contingent consideration related to acquisitions (3)	$—	$—	$11,750	$11,750
Forward contracts (2)	—	365	—	365
	$—	$365	$11,750	$12,115

	September 30, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Cash equivalents (1)	$91,216	$—	$—	$91,216
Forward contracts (2)	—	507	—	507
	$91,216	$507	$—	$91,723
Financial liabilities:
Contingent consideration related to acquisitions (3)	$—	$—	$13,000	$13,000
Forward contracts (2)	—	46	—	46
	$—	$46	$13,000	$13,046
______________
(1) Money market funds and time deposits are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets.
(2) The principal market in which we execute our foreign currency contracts is the institutional market in an over-the-counter environment with a relatively high level of price transparency. The market participants usually are large financial institutions. Our foreign currency contracts’ valuation inputs are based on quoted prices and quoted pricing intervals from public data sources and do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy.
(3) For a description of the inputs used to value the contingent consideration liability see Note 6 Acquisitions.

Changes in the fair value of Level 3 contingent consideration liability associated with our acquisition of ThingWorx and ColdLight were as follows:

	Contingent Consideration
	(in thousands)
	ThingWorx	ColdLight
Balance, October 1, 2015	$9,000	$4,000
Change in present value of contingent consideration	—	—
Payment of contingent consideration		(1,250)
Balance, January 2, 2016	$9,000	$2,750
 Of the total, $10.2 million of the contingent consideration liabilities are included in accrued expenses and other current liabilities, with the remaining $1.5 million in other liabilities in the Consolidated Balance Sheet as of January 2, 2016.
9. Derivative Financial Instruments
Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Our most significant foreign currency exposures relate to Western European countries, Japan, China and Canada. Our foreign currency risk management strategy is principally designed to mitigate the future potential financial impact of changes in the U.S. dollar value of anticipated transactions and balances denominated in foreign currency, resulting from changes in foreign currency exchange rates. We enter into derivative transactions, specifically foreign currency forward contracts, to manage the exposures to foreign currency exchange risk to reduce earnings volatility. We do not enter into derivatives transactions for trading or speculative purposes.
Non-Designated Hedges
We hedge our net foreign currency monetary assets and liabilities primarily resulting from foreign currency denominated receivables and payables with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These contracts have maturities of up to approximately 3 months. Generally, we do not designate these foreign currency forward contracts as hedges for accounting purposes and changes in the fair value of these instruments are recognized immediately in earnings. Because we enter into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Gains and losses on forward contracts and foreign denominated receivables and payables are included in other income (expense), net.
As of January 2, 2016 and September 30, 2015, we had outstanding forward contracts with notional amounts equivalent to the following:

Currency Hedged	January 2, 2016	September 30, 2015
	(in thousands)
Canadian / U.S. Dollar	$16,528	$17,448
Euro / U.S. Dollar	80,639	82,917
British Pound / Euro	1,855	9,409
Israeli New Sheqel / U.S. Dollar	4,108	4,607
Japanese Yen / Euro	16,564	25,133
Swiss Franc / U.S. Dollar	353	5,149
All other	10,613	12,592
Total	$130,660	$157,255
The following table shows the effect of our non-designated hedges in the Consolidated Statements of Operations for the three months ended January 2, 2016 and January 3, 2015:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income	Net realized and unrealized gain or (loss) (excluding the underlying foreign currency exposure being hedged)
		Three months ended
		January 2, 2016	January 3, 2015
		(in thousands)
Forward Contracts	Other Income (Expense)	$(1,014)	$297

Cash Flow Hedges
Our foreign exchange risk management program objective is to identify foreign exchange exposures and implement appropriate hedging strategies to minimize earnings fluctuations resulting from foreign exchange rate movements. We designate certain foreign exchange forward contracts as cash flow hedges of Euro and Yen denominated intercompany forecasted transactions. All foreign exchange forward contracts are carried at fair value on the Consolidated Balance Sheets and the maximum duration of foreign exchange forward contracts does not exceed 13 months.
Cash flow hedge relationships are designated at inception, and effectiveness is assessed prospectively and retrospectively using regression analysis on a monthly basis. As the forward contracts are highly effective in offsetting changes to future cash flows on the hedged transactions, we record the effective portion of changes in these cash flow hedges in accumulated other comprehensive income and subsequently reclassify into earnings in the same period during which the hedged transactions are recognized in earnings. Changes in the fair value of foreign exchange forward contracts due to changes in time value are included in the assessment of effectiveness.
As of January 2, 2016 and September 30, 2015, we had outstanding forward contracts designed as cash flow hedges with notional amounts equivalent to the following:

Currency Hedged	January 2, 2016	September 30, 2015
	(in thousands)
Euro / U.S. Dollar	$33,815	$—
Yen / U.S. Dollar	18,018	—
Total	$51,833	$—
The following table shows the effect of the our derivative instruments designated as cash flow hedges in the Consolidated Statements of Operations for the three months ended January 2, 2016 and January 3, 2015 (in thousands):

Derivatives Designated as Hedging Instruments	Gain or (Loss)Recognized in OCI-Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income-Effective Portion	Gain or (Loss) Reclassified from OCI into Income-Effective Portion		Location of Gain or (Loss) Recognized-Ineffective Portion	Gain or (Loss) Recognized-Ineffective Portion
	Three months ended			Three months ended			Three months ended
	January 2, 2016	January 3, 2015		January 2, 2016	January 3, 2015		January 2, 2016	January 3, 2015
Forward Contracts	$1,643	$—	Software Revenue	$846	$—	Other Income (Expense)	$—	$—

As of January 2, 2016, we estimated that all values reported in accumulated other comprehensive income will be reclassified to income within the next twelve months.
In the event the underlying forecast transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge would be immediately reclassified to “Other Income (Expense)” on the Consolidated Statements of Operations. For the three months ended January 2, 2016, there were no such gains or losses.
The following table shows our derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheets:

	Fair Value of Derivatives Designated As Hedging Instruments		Fair Value of Derivatives Not Designated As Hedging Instruments
	January 2, 2016	September 30, 2015	January 2, 2016	September 30, 2015
	(in thousands)		(in thousands)
Derivative assets (a):
Forward Contracts	$1,260	$—	$219	$507
Derivative liabilities (b):
Forward Contracts	$—	$—	$365	$46
(a) All derivative assets are recorded in “other current assets” in the Consolidated Balance Sheets.
(b) All derivative liabilities are recorded in "accrued expenses and other current liabilities" in the Consolidated Balance Sheets.

Offsetting Derivative Assets and Liabilities
We have entered into master netting arrangements which allow net settlements under certain conditions. Although netting is permitted, it is currently our policy and practice to record all derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets.
The following table set forth the offsetting of derivative assets as of January 2, 2016:

	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of January 2, 2016	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Forward Contracts	$1,479	$—	$1,479	$—	$—	$1,479

The following table set forth the offsetting of derivative liabilities as of January 2, 2016:

	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of January 2, 2016	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
Forward Contracts	$(365)	$—	$(365)	$—	$—	$(365)
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
The revenue and operating income attributable to our operating segments are summarized as follows:

	Three months ended
	January 2, 2016	January 3, 2015

Revenue:
Total Software Products segment revenue	$225,537	$246,991
Total Services segment revenue	65,480	78,451
Total revenue	$291,017	$325,442
Operating income (loss): (1)
Software Products segment	$117,888	$149,045
Services segment	9,078	13,200
Sales and marketing expenses	(98,330)	(89,484)
General and administrative expenses	(41,928)	(35,130)
Total operating income (loss)	(13,292)	37,631
Interest and other expense, net	(6,253)	(3,224)
Income (loss) before income taxes	$(19,545)	$34,407

(1)
We recorded restructuring charges of $37.1 million in the first quarter of 2016. Software Products included $13.0 million; Services included $4.8 million; sales and marketing expenses included $15.9 million; and general and administrative expenses included $3.4 million, of these restructuring charges. We recorded a credit to restructuring of $0.3 million in the first quarter of 2015 which is included in the Services segment.

11. Income Taxes
In the first quarter of 2016, our effective tax rate was (22)% on a pre-tax loss of $19.5 million, compared to a provision of 12% on pre-tax income of $34.4 million in the first quarter of 2015. In the first quarter of 2016 and 2015, our effective tax rate was lower than the 35% statutory federal income tax rate due to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland. In 2016 and 2015, the foreign rate differential predominantly relates to these Irish earnings. Our foreign rate differential in 2016 and 2015 includes a rate benefit from a business realignment completed on September 30, 2014 in which intellectual property was transferred between two wholly-owned foreign subsidiaries. The realignment allows us to more efficiently manage the distribution of our products to European customers. This realignment resulted in a tax benefit of approximately $3 million and $4 million in the first quarter of 2016 and 2015, respectively. Additionally, in 2016 and 2015 our provision reflects a tax benefit of $2.6 million and $2.1 million respectively, related to a retroactive extension of the U.S. research and development tax credit enacted in the first quarter of 2016 and 2015. In 2016 and 2015, this benefit was offset by a corresponding provision to increase our U.S. valuation allowance.
As of January 2, 2016 and September 30, 2015, we had unrecognized tax benefits of $14.4 million and $14.1 million, respectively. If all of our unrecognized tax benefits as of January 2, 2016 were to become recognizable in the future, we would record a benefit to the income tax provision of $12.8 million which would be partially offset by an increase in the U.S. valuation allowance of $4.6 million.
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
12. Debt
Credit Agreement
In November 2015, we entered into a multi-currency credit facility with a syndicate of sixteen banks for which JPMorgan Chase Bank, N.A. acts as Administrative Agent. This credit facility amended and restated in its entirety our credit facility described in Note H of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. We expect to use the credit facility for general corporate purposes, including acquisitions of businesses, share repurchases and working capital requirements. As of January 2, 2016, the fair value of our credit facility approximates its book value.

The credit facility consists of a $1 billion revolving loan commitment, which may be increased by an additional $500 million (in the form of revolving loans or term loans, or a combination thereof) if the existing or additional lenders are willing to make such increased commitments. The revolving loan commitment does not require amortization of principal and may be repaid in whole or in part prior to the scheduled maturity date at our option without penalty or premium. The credit facility matures on September 15, 2019, when all remaining amounts outstanding will be due and payable in full.
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
As of January 2, 2016, we had $718.1 million in loans outstanding under the credit facility. In January 2016, we borrowed an additional $120 million for our acquisition of Kepware. Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by PTC as described below. As of January 2, 2016, the weighted average annual interest rate for borrowing outstanding was 1.899%. Interest rates on borrowings outstanding under the credit facility range from 1.25% to 1.75% above an adjusted LIBO rate for Euro currency borrowings or would range from 0.25% to 0.75% above the defined base rate (the greater of the Prime Rate, the FRBNY rate plus 0.5%, or an adjusted LIBO rate plus 1%) for base rate borrowings, in each case based upon PTC’s total leverage ratio. Additionally, PTC may borrow certain foreign currencies at rates set in the same range above the respective London interbank offered interest rates for those currencies, based on PTC’s total leverage ratio. A quarterly commitment fee on the undrawn portion of the credit facility is required, ranging from 0.175% to 0.30% per annum, based upon PTC’s total leverage ratio.
The credit facility limits PTC’s and its subsidiaries’ ability to, among other things: incur liens or guarantee obligations; pay dividends (other than to PTC) and make other distributions; make investments and enter into joint ventures; dispose of assets; and engage in transactions with affiliates, except on an arms-length basis. Under the credit facility, PTC and its material domestic subsidiaries may not invest cash or property in, or loan to, PTC’s foreign subsidiaries in aggregate amounts exceeding $75.0 million for any purpose and an additional $200.0 million for acquisitions of businesses. In addition, under the credit facility, PTC and its subsidiaries must maintain the following financial ratios:

•	a total leverage ratio, defined as consolidated total indebtedness to the consolidated trailing four quarters EBITDA, not to exceed

◦
prior to a Covenant Modification Trigger Event (incurring unsecured indebtedness of not less than $200.0 million in aggregate) (x) 3.50 to 1.00 as of the last day of any fiscal quarter ending on or prior to July 2, 2016, and (y) 3.25 to 1.00 as of the last day of any fiscal quarter ending on or after September 30, 2016.

◦	on and after a Covenant Modification Trigger Event, 4.00 to 1.00 as of the last day of any fiscal quarter.

•
a senior secured leverage ratio, defined as senior consolidated total indebtedness (which excludes unsecured indebtedness) to the consolidated trailing four quarters EBITDA, not to exceed 3.00 to 1.00 as of the last day of any fiscal quarter ending after a Covenant Modification Trigger Event, and

•
a fixed charge coverage ratio, defined as the ratio of consolidated trailing four quarters EBITDA less consolidated capital expenditures to consolidated fixed charges, of not less than 3.50 to 1.00 as of the last day of any fiscal quarter.

As of January 2, 2016, our total leverage ratio was 2.68 to 1.00, our fixed charge coverage ratio was 7.65 to 1.00 and we were in compliance with all financial and operating covenants of the credit facility.
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
13. Commitments and Contingencies
Legal and Regulatory Matters
China Investigation
We have been in discussions with the U.S. Securities and Exchange Commission (SEC) and the Department of Justice (DOJ) to resolve a previously announced investigation concerning expenditures by our business partners in China and by our China business, including for travel and entertainment, that apparently benefited employees of customers regarded as state owned enterprises in China. This matter involves issues regarding compliance with laws, including the U.S. Foreign Corrupt Practices Act. In 2015, we recorded a liability of $28.2 million as a result of an agreement in principle to settle the matter with these agencies. There can be no assurance that we and these agencies will enter into final settlements on the foregoing terms or, if not, that the cost of any final settlements, if reached, would not exceed the existing accrual. Further, any settlement or other resolution of this matter could have collateral effects on our business in China, the United States and elsewhere.
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
Accruals
With respect to legal proceedings and claims, we record an accrual for a contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. For legal proceedings and claims for which the likelihood that a liability has been incurred is more than remote but less than probable, we estimate the range of possible outcomes. As of January 2, 2016, we had a legal proceedings and claims accrual of $28.7 million, including an accrual of $28.2 million for the China investigation.
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
14. Pension Plans
Our pension plans are described in more detail in Note M to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. In the first quarter of 2015, we made a voluntary contribution of $10 million to a non-U.S. pension plan.
15. Subsequent Events
Acquisition
On January 12, 2016, PTC acquired all of the ownership interests in Kepware Technologies, a software development company that provides communications connectivity to industrial automation environments, for approximately $100.0 million in cash and $18.0 million of contingent earn-out. The acquisition enhances PTC’s portfolio of Technology Platform technologies. At the time of the acquisition, Kepware had approximately 115 employees and generated approximately $20 million of annualized revenue historically. We have not yet completed our acquisition accounting.
Borrowing under our Credit Facility
We borrowed $120.0 million under our existing credit facility in January of 2016, $100.0 million of which was used to fund the acquisition of Kepware.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not historic facts, including statements about our future financial and growth expectations, the development of our products and markets and adoption of our solutions and future purchases by customers, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. These risks include the possibility that the macroeconomic and/or global manufacturing climates may not improve or may deteriorate, the possibility that customers may not purchase our solutions when or at the rates we expect, the possibility that our businesses, including our Technology Platform and SLM businesses, may not expand and/or generate the revenue we expect, the possibility that market size and growth estimates may be incorrect and that we may be unable to grow our business at or in excess of market growth rates, the possibility that new products released and planned products, including Technology Platform enabled core products, may not generate the revenue we expect or be released as we expect, the possibility that foreign currency exchange rates may vary from our expectations and thereby affect our reported revenue and expense, the possibility that the mix of revenue between license, subscription, support and professional services could be different than we expect, which could impact our EPS results, the possibility that our customers may purchase more of our solutions as subscriptions than we expect, which would adversely affect near-term revenue, operating margins and EPS, the possibility that sales of our solutions as subscriptions may not have the longer-term positive effect on revenue that we expect, the possibility that our workforce realignment may adversely affect our operations and may not achieve the expense savings that we expect, the possibility that we may be unable to generate sufficient operating cash flow to return 40% of free cash flow to shareholders or that other uses of cash could preclude share repurchases, and the possibility that our investigation in China may have collateral effects on our business in China, the U.S. or elsewhere; as well as other risks and uncertainties described below throughout or referenced in Part II, Item 1A. Risk Factors of this report.
Business Overview
PTC Inc. develops and delivers technology solutions, comprised of software and services, that transform the way our customers create, operate and service their products for a smart, connected world.
Our solutions and software products address the challenges our customers face in the following areas:
Solutions Group
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
Technology Platform Group
•Internet of Things (IoT)
Enabling connectivity, development, analysis, and augmented reality software applications for smart, connected products and environments.
Executive Overview
Results for the First Quarter
Revenue was down year over year due to:

•	a higher mix of subscription revenue in 2016 compared to 2015 as we transition from selling perpetual licenses to a subscription-based licensing model,

•	a decline in professional services revenue of 24%, consistent with our strategy to migrate more service engagements to our partners, and

•
a challenging macroeconomic environment and the impact of foreign currency exchange rates on our reported revenue due to an increase in the strength of the U.S. Dollar relative to international currencies, most notably the Euro and the Yen.

	Three Months Ended			Constant Currency Change
	January 2, 2016	January 3, 2015
Revenue			Change
	(in millions)
Subscription	$22.2	$14.2	56%	63%
Support	171.8	181.6	(5)%	1%
Total recurring software revenue	193.9	195.9	(1)%	5%
Perpetual license	47.8	64.7	(26)%	(22)%
Total software revenue	241.7	260.6	(7)%	(1)%
Professional services	49.3	64.8	(24)%	(16)%
Total revenue	$291.0	$325.4	(11)%	(4)%

•
Perpetual license revenue declined due in part to our transition to subscriptions, as well as unfavorable currency movements. We believe that challenging macroeconomic conditions in the industrial market, particularly in the Americas and China, impacted our ability to close large deals.

•	The Solutions Group had higher subscription bookings year over year as customers elected to purchase more of our solutions as subscriptions, particularly in PLM and SLM.

•	In the first quarter of 2016, we launched a program for our existing customers to transition their support contracts to subscription contracts, which contributed to our subscription growth.

•
We delivered strong growth in our Technology Platform business, both with new customers and expansion with existing customers. The Technology Platform business represented 49% of our subscription revenue in the first quarter of 2016, up from 42% in the first quarter of 2015.

•
Approximately 67% of our revenue in the first quarter of 2016 came from recurring revenue streams, compared to approximately 60% in the year-ago period. Approximately 80% of our software revenue in the first quarter of 2016 came from recurring revenue streams, compared to approximately 75% in the year-ago period.

From a geographic perspective, the decrease in total revenue was primarily driven by PLM in the Americas, with fewer large deals than in the first quarter of 2015. Decreases in the Americas from perpetual license and professional services revenue were partially offset by increases in subscription revenue. In Europe, we saw an increase of 38% in subscription revenue, while perpetual license revenue and professional services revenue both decreased. Pacific Rim software revenue declined 15% due to weak results in CAD and SLM, particularly in China due to the overall economic slowdown there. Japan software revenue was up 7% from the first quarter of 2015 due to growth in CAD and SLM, partially offset by decreases in PLM.

	Three Months Ended			Constant Currency Change
	January 2, 2016	January 3, 2015
Other Operating Measures			Change

Operating Margin	(4.6)%	11.6%
Earnings (Loss) Per Share	$(0.21)	$0.26	(181)%	(164)%

Non-GAAP Operating Margin(1)	21.3%	21.4%
Non-GAAP EPS(1)	$0.51	$0.50	2%	15%
(1) Non-GAAP measures are reconciled to GAAP results under Results of Operations - Non-GAAP Measures below.
GAAP and non-GAAP operating margins reflect lower revenue, partially offset by reductions in operating expenses driven by cost savings from restructuring. Our GAAP earnings also reflect restructuring charges of $37.1 million. Currency movements reduced GAAP EPS by approximately $0.05. Both GAAP and non-GAAP EPS benefited from a lower tax rate.

We ended the quarter with a cash balance of $297 million. We generated $61 million of cash from operations in the first quarter of 2016 and we drew $50 million on our credit facility to fund the acquisition of Vuforia for $65 million (net of cash acquired). At January 2, 2016, the balance outstanding under our credit facility was $718 million.
Restructuring
On October 23, 2015, we initiated a plan to restructure our workforce and consolidate select facilities in order to reduce our cost structure and to realign our investments with our identified growth opportunities. The restructuring resulted in a charge of $36.8 million in the first quarter of 2016, which is primarily attributable to termination benefits associated with 432 employees.
Acquisition

On November 3, 2015, pursuant to an Asset Purchase Agreement, we acquired the Vuforia business from Qualcomm Connected Experiences, Inc., a subsidiary of Qualcomm Incorporated, for approximately $65 million in cash. We acquired the Vuforia augmented reality technology to enrich our Technology Platform portfolio. At the time of the acquisition, Vuforia had approximately 80 employees and historical annualized revenues were not material.
Subsequent Events
On January 12, 2016, we acquired Kepware Inc., a software development company that provides communications connectivity to industrial automation environments, for approximately $100 million in cash and $18 million of contingent earn-out. The acquisition enhances our Technology Platform portfolio. At the time of the acquisition, Kepware had approximately 115 employees and historical annualized revenues of approximately $20 million. We have not yet completed our acquisition accounting. In January 2016, we borrowed $120 million under our existing credit facility, $100 million of which was used to fund the acquisition of Kepware.
Future Expectations, Strategies and Risks
The slowdown in the global manufacturing industry, uncertainty about the economic environment, the strong U.S. Dollar, and our transition to a subscription model were headwinds for revenue and earnings growth in the first quarter of 2016. We anticipate that the macroeconomic conditions impacting spending among discrete manufacturing customers that faced PTC in the second half of 2015 will persist into 2016, particularly in the Americas and China.
For 2016, we have three overriding goals: 1) drive sustainable growth, 2) expand our subscription-based licensing, and 3) continue to control costs and improve margins.
Sustainable Growth
Our goals for overall growth are predicated on driving continued growth in our Technology Platform business, making organizational and structural changes that will allow for appropriate focus in our Solutions business to drive growth and leveraging technology from our Technology Platform business in our core Solutions to create additional offerings that expand our market opportunity.
Subscription
A majority of our software sales to date have been perpetual licenses, where customers license our software in perpetuity and revenue is recognized at the time of sale. Due to evolving customer preferences, our plan to increase our recurring revenue base, as well as acquisitions we have made in the Technology Platform and cloud services space, we began offering our products under a subscription license model in 2015. A small but growing percentage of our business now consists of subscription licenses for which revenue is recognized ratably over time. Under a subscription, customers pay a periodic fee to license our software over a specified period of time, including access to technical support. Beginning October 1, 2015 we launched the second phase of our subscription program with the goal of accelerating our transition to a predominantly subscription-based licensing model. To drive that acceleration, we launched new pricing and packaging for subscriptions and new sales incentive compensation plans. We are targeting that by 2018 a significant majority of our license and solutions (L&S) bookings could be subscription. In 2016, we expect subscription bookings as a percentage of L&S bookings will be approximately 30%, up from 17% in 2015. If a greater percentage of our customers elect our subscription offering in 2016 than our base case assumption, it will have an adverse impact on revenue, operating margin, cash flow and EPS growth relative to our expectations. In addition, subscription orders may be smaller in size than perpetual deals.
Cost Controls and Margin Expansion

We continue to proactively manage our cost structure and invest in our identified growth opportunities. Our goal is to drive continued margin expansion over the long term. To that end, on October 23, 2015, we committed to a plan to restructure our workforce and consolidate select facilities in order to reduce our cost structure and to realign our investments with identified growth opportunities. The restructuring is expected to result in a charge of up to $50 million, of which $36.8 million was recorded in the first quarter of 2016, which is primarily attributable to termination benefits. The remaining charges are expected to be recorded predominantly in the second and third quarters of 2016. We expect that the effect of the expense reductions, offset by certain planned cost increases and investments in our business, will result in a decrease in costs and expenses of approximately $17 million in 2016, as compared to 2015, which effect is contemplated in our financial guidance for fiscal 2016.
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

	Three months ended		Percent Change 2015 to 2016
	January 2, 2016	January 3, 2015	Actual	Constant Currency
	(Dollar amounts in millions, except per share data)
Subscription	$22.2	$14.2	56%	63%
Support	171.8	181.6	(5)%	1%
Total recurring software revenue	193.9	195.9	(1)%	5%
Perpetual license	47.8	64.7	(26)%	(22)%
Total software revenue	241.7	260.6	(7)%	(1)%
Professional services	49.3	64.8	(24)%	(16)%
Total revenue	291.0	325.4	(11)%	(4)%
Total cost of revenue	80.1	92.9	(14)%
Gross margin	210.9	232.5	(9)%
Operating expenses	224.2	194.9	15%
Total costs and expenses	304.3	287.8	6%	11%
Operating income (loss)	$(13.3)	$37.6	(135)%	(125)%
Non-GAAP operating income (1)	$62.1	$69.8	(11)%	—%
Operating margin	(4.6)%	11.6%
Non-GAAP operating margin (1)	21.3%	21.4%
Diluted earnings (loss) per share	$(0.21)	$0.26
Non-GAAP diluted earnings per share (2)	$0.51	$0.50
Cash flow from operations	$61.3	$13.6

(1) See Non-GAAP Measures below for a reconciliation of or GAAP results to our non-GAAP results.
(2) Income tax adjustments for the three months ended January 2, 2016 and January 3, 2015 reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed below in Non-GAAP Measures. We have recorded a full valuation allowance against our U.S. net deferred tax assets and a valuation allowance against net deferred tax assets in a foreign jurisdiction. As the U.S. and the foreign jurisdiction are profitable on a non-GAAP basis, the 2016 and 2015 non-GAAP tax provisions are calculated assuming there is no valuation allowance in these jurisdictions. Additionally, our non-GAAP tax provision for the three months ended January 2, 2016 excludes a $1.6 million tax provision related to a legal settlement accrual.

Subscription Measures
Given the difference in revenue recognition between a subscription booking and a perpetual license sale, we are using the subscription bookings and license and solutions (L&S) bookings metrics described below to gauge the health of our business for internal planning and forecasting purposes.
Bookings
In order to normalize between perpetual and subscription transactions, we define bookings as either the annualized contract value (ACV) of a new subscription multiplied by a conversion factor of 2, the annualized value of incremental monthly software rental bookings, or the contract value of a new perpetual license. We arrived at the conversion factor of 2 by considering a number of variables including pricing, support, length of term, and renewal rates. We define ACV as the total value of a new subscription solutions booking divided by the term of the contract (in days) multiplied by 365, unless the term is less than one year, in which case the contract value equals the ACV. For monthly rentals, bookings equals revenue in the period, and ACV equals the annualized value of the rentals.
Because subscription solutions bookings is a metric we use to approximate the value of subscription solution sales if sold as perpetual licenses, it does not represent the actual revenue that will be recognized with respect to subscription solution sales or that would be recognized if the sales were perpetual licenses.

When calculating L&S bookings for a period, we add the value of the converted subscription bookings to our perpetual license revenue bookings for the period.
Subscription bookings were 28% of license and subscription bookings in the first quarter of 2016, compared to 19% in the year ago period.
Annualized Recurring Revenue (ARR)
Annualized Recurring Revenue (ARR) for a given quarter is calculated by dividing the recurring revenue for the quarter by the number of days in the quarter and multiplying by 365. ARR should be viewed independently of revenue and deferred revenue as it is an operating measure and is not intended to be combined with or to replace either of those items. ARR is not a forecast and does not include non-recurring revenues.
ARR was approximately $754 million for the first quarter of 2016, which increased 6% on a constant currency basis compared to the first quarter of fiscal 2015.
Impact of Foreign Currency Exchange on Results of Operations
Approximately two-thirds of our revenue and half of our expenses are transacted in currencies other than the U.S. Dollar. Because we report our results of operations in U.S. Dollars, currency translation, particularly changes in the Euro and Yen relative to the U.S. Dollar, affects our reported results. If actual results for the first quarter of 2016 had been converted into U.S. Dollars based on the foreign currency exchange rates in effect for the first quarter of 2015, revenue would have been higher by $21.2 million, costs and expenses would have been higher by $16.4 million, and operating income would have been higher by $4.8 million. Our constant currency disclosures are calculated by multiplying the actual results for the first three months of 2016 by the exchange rates in effect for the first three months of 2015.
Revenue from Acquired Businesses
The results of operations of acquired businesses (Vuforia, November 2015; ColdLight, May 2015) have been included in our consolidated financial statements beginning on their respective acquisition dates and were not material to our consolidated results of operations in the first quarter of 2016.
Reclassifications
In 2015, we classified revenue in three categories: 1) license and subscription solutions; 2) support; and 3) professional services. Effective with the beginning of the first quarter of 2016, we are reporting perpetual license revenue separately from the subscription revenue and are presenting revenue in four categories: 1) subscription; 2) support; 3) perpetual license; and 4) professional services. Effective with the beginning of the first quarter of 2016, we reclassified certain expenses related to management of our product lines from general and administrative to marketing. The discussion that follows reflects our revised reporting structure.
Revenue
We report our revenue by line of business (as described above), by product area (Solutions and Technology Platform Groups) and by geographic region (Americas, Europe, Pacific Rim and Japan). Results include combined revenue from direct sales and our channel.

Revenue by Line of Business	% of Total Revenue
	Three months ended
	January 2, 2016	January 3, 2015
Subscription	8%	4%
Support	59%	56%
Perpetual license	16%	20%
Professional services	17%	20%

Revenue by Group	Three months ended
			Percent Change
	January 2, 2016	January 3, 2015	Actual	Constant Currency
	(Dollar amounts in millions)
Solutions Group
Subscription	$11.4	$8.3	37%	48%
Support	169.8	180.7	(6)%	—%
Total recurring software revenue	181.2	189.0	(4)%	2%
Perpetual license	47.4	62.5	(24)%	(19)%
Total software revenue	228.6	251.6	(9)%	(3)%
Professional services	47.2	64.3	(27)%	(19)%
Total revenue	$275.8	$315.9	(13)%	(6)%
Technology Platform Group
Subscription	$10.8	$5.9	83%	86%
Support	2.0	0.9	108%	112%
Total recurring software revenue	12.7	6.8	86%	89%
Perpetual license	0.4	2.2	(83)%	(83)%
Total software revenue	13.1	9.0	45%	47%
Professional services	2.1	0.5	312%	326%
Total revenue	$15.2	$9.5	59%	62%

Software Revenue Performance

Software revenue consists of subscription, support, and perpetual license revenue. Subscription revenue includes time-based licenses whereby customers use our software and receive related support for a specified term, and for which revenue is recognized ratably over the term of the contract. Support revenue is composed of contracts to maintain new and/or previously purchased perpetual licenses, for which revenue is recognized ratably over the term of the contract. Perpetual licenses include a perpetual right to use of the software, for which revenue is generally recognized up front upon shipment to the customer.

Solutions Group

The decline in software revenue was driven primarily by PLM. SLM had a strong quarter and ALM was up modestly on a constant currency basis, offset by a small decline in CAD. The Solutions Group had fewer large deals in a macroeconomic environment that continues to be weak in the US and China, impacting spending among discrete manufacturing customers. We believe the increase of subscriptions could result in fewer large deals.

Technology Platform Group

The Technology Platform group delivered solid revenue growth, particularly in subscription revenue.

Professional Services Revenue Performance
Consulting and training services engagements typically result from sales of new perpetual licenses and subscriptions, particularly of our ePLM and SLM solutions. The decline in professional services revenue in the first quarter of 2016 was due in part to strong growth in bookings by our service partners, which is in line with our strategy for professional services revenue to trend flat-to-down over time as we expand our service partner program under which service engagements are referred to third party service providers. Additionally, over time, we anticipate offering solutions that require less services. As a result, we do not expect that professional services revenue will increase proportionately with software revenue. Foreign currency exchange rates negatively impacted professional services revenue by $4.9 million in the first quarter of 2016.

Revenue by Geographic Region

	Three months ended		Percent Change
	January 2, 2016	January 3, 2015	Actual	Constant Currency
	(Dollar amounts in millions)
Software revenue by region:
Americas	$108.1	$108.3	—%	—%
Europe	$86.0	$101.6	(15)%	(4)%
Pacific Rim	$25.6	$30.2	(15)%	(11)%
Japan	$22.0	$20.5	7%	17%

	Three months ended
	January 2, 2016	January 3, 2015
Revenue by region as a % of total revenue:
Americas	43%	42%
Europe	37%	39%
Pacific Rim	10%	11%
Japan	9%	8%

A significant percentage of our annual revenue comes from large customers in the broader manufacturing space. As a result, software revenue growth in our core CAD and ePLM products historically has correlated to growth in broader measures of the global manufacturing economy, including GDP, industrial production and manufacturing PMI.

Americas
The decrease in revenue in the Americas in the first quarter of 2016 compared to the first quarter of 2015 consisted of a decrease of 22% in perpetual license revenue, partially offset by an increase in subscription revenue of 65%. Support revenue decreased 1%.
Continued macroeconomic headwinds in the U.S. led to flat revenue performance year over year. Solutions bookings declined due to a significant decline in PLM, despite strong performance in SLM and ALM.
Europe
Revenue in Europe in the first quarter of 2016 compared to the first quarter of 2015 consisted of a decrease in perpetual license revenue of 42% (34% on a constant currency basis) and a decrease in support revenue of 10% (increase of 2% on a constant currency basis), partially offset by an increase in subscription revenue of 38% (55% on a constant currency basis).
Total software revenue declined primarily due to SLM and CAD declines; however, Technology Platform software revenue performed well in the quarter.
Changes in foreign currency exchange rates, particularly the Euro, reduced software revenue in Europe by $12.2 million in the first quarter of 2016 compared to the first quarter of 2015.
Pacific Rim
Revenue in the Pacific Rim in the first quarter of 2016 compared to the first quarter of 2015 reflected a decrease of 26% in perpetual license and a decrease of 5% in support (flat on a constant currency basis), partially offset by an increase of 139% in subscription revenue. Changes in foreign currency exchange rates unfavorably impacted revenue in the Pacific Rim by $1.6 million in the first quarter of 2016.
Total Pacific Rim bookings were down year over year, but we had strong bookings growth in the Technology Platform business. The challenging macro environment continues in the region, most notably in China.
Revenue from China, which has historically represented 4% to 5% of our total revenue, was 4% of revenue in both the first quarter of 2016 and the first quarter of 2015, and decreased 28% in the first quarter of 2016, as compared to the first quarter of 2015.

Japan
Revenue in Japan in the first quarter of 2016 compared to the first quarter of 2015 reflected an increase of 61% in subscriptions (76% on a constant currency basis), and an increase of 47% in perpetual licenses (59% on a constant currency basis), partially offset by a decrease of 4% in support (increase of 6% on a constant currency basis).
Changes in the Yen to U.S. Dollar exchange rate reduced software revenue in Japan by $2.2 million in the first quarter of 2016 compared to the first quarter of 2015.

Gross Margin	Three months ended
	January 2, 2016	January 3, 2015	Percent Change
	(Dollar amounts in millions)
Gross margin	$210.9	$232.5	(9)%
Non-GAAP gross margin	219.7	241.2	(9)%
Gross margin as a % of revenue:
Software	85.0%	86.7%
Professional services	12.1%	10.2%
Gross margin as a % of total revenue	72.5%	71.4%
Non-GAAP gross margin as a % of total revenue	75.4%	73.8%

Gross margin as a percentage of total revenue in the first quarter of 2016 compared to the first quarter of 2015 reflects lower subscription and perpetual license volume and a higher mix of support revenue. Support revenue comprised 59% of our total revenue in the first quarter of 2016 compared to 56% in the first quarter of 2015.

	Three months ended
	January 2, 2016	January 3, 2015	Percent Change
	(Dollar amounts in millions)
Costs and expenses:
Cost of software revenue	$36.8	$34.7	6%
Cost of professional services revenue	43.3	58.2	(26)%
Sales and marketing	82.4	89.5	(8)%
Research and development	57.7	61.1	(6)%
General and administrative	38.6	35.1	10%
Amortization of acquired intangible assets	8.4	9.4	(11)%
Restructuring charge	37.1	(0.3)
Total costs and expenses (1)	$304.3	$287.8	6%
Total headcount at end of period	5,654	6,237	(9)%

(1)	On a constant currency basis, compared to the year-ago period, total costs and expenses for the first quarter of 2016 increased 11%.
Costs and expenses in the first quarter of 2016 compared to the first quarter of 2015 increased primarily as a result of the following:

•	restructuring charges of $37.1 million recorded in the first quarter of 2016 compared to $(0.3) million in the first quarter of 2015;

•	an increase in stock-based compensation expense of $11.9 million;

•	costs from acquired businesses (ColdLight and Vuforia added approximately 140 employees at the date of the acquisitions);
•investments we are making in our Technology Platform business;

•	company-wide merit pay increases which were effective July 1, 2015; and

•	cash-based incentive compensation expense which was higher by $5.0 million in the first quarter of 2016.
The increases above were partially offset by decreases due to:

•	cost savings resulting from restructuring actions in 2015;

•	foreign currency rates which favorably impacted costs and expenses in the first quarter of 2016 by $16.4 million; and

•	acquisition and pension termination-related costs, which were $4.5 million lower in the first quarter of 2016 compared to the first quarter of 2015.

Cost of Software Revenue	Three months ended
	January 2, 2016	January 3, 2015	Percent Change
	(Dollar amounts in millions)
Cost of software revenue	$36.8	$34.7	6%
% of total revenue	13%	11%
% of total software revenue	15%	13%
Software headcount at end of period	777	730	6%

Our cost of software revenue consists of fixed and variable costs associated with reproducing and distributing software and documentation, as well as royalties paid to third parties for technology embedded in or licensed with our software products, amortization of intangible assets associated with acquired products and costs to perform and support our cloud services business. Our cost of software revenue also includes costs such as salaries, benefits, and computer equipment and facilities associated with customer support and the release of support updates (including related royalty costs). Cost of software revenue as a percent of software revenue can vary depending on product mix sold, the effect of fixed and variable royalties, and the level of amortization of acquired software intangible assets. Amortization of acquired purchased software totaled $5.1 million and $4.8 million in the first quarters of 2016 and 2015, respectively. In the first quarter of 2016, compared to the first quarter of 2015, total compensation, benefit costs and travel expenses increased 5% ($0.9 million).

Cost of Professional Services Revenue	Three months ended
	January 2, 2016	January 3, 2015	Percent Change
	(Dollar amounts in millions)
Cost of professional services revenue	$43.3	$58.2	(26)%
% of total revenue	15%	18%
% of total professional services revenue	88%	90%
Professional services headcount at end of period	989	1,272	(22)%

Our cost of professional services revenue includes costs such as salaries, benefits, and computer equipment and facilities for our training and consulting personnel, and third-party subcontractor fees. In the first quarter of 2016 compared to the first quarter of 2015, total compensation, benefit costs and travel expenses were down 32% ($13.0 million) and the cost of third-party consulting services was lower by 47% ($4.3 million). The decrease in both compensation-related costs and third-party consulting services is due to lower professional services revenue. Professional services headcount at the end of the first quarter of 2016 included approximately 23 employees added from businesses acquired after the first quarter of 2015.

Sales and Marketing	Three months ended
	January 2, 2016	January 3, 2015	Percent Change
	(Dollar amounts in millions)
Sales and marketing	$82.4	$89.5	(8)%
% of total revenue	28%	27%
Sales and marketing headcount at end of period	1,335	1,433	(7)%

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. In the first quarter of 2016, compared to the first quarter of 2015, total compensation, benefit costs and travel expenses were lower by 9% ($6.3 million) including lower commissions and cash-based incentive compensation. Sales and marketing headcount at the end of the first quarter of 2016 included approximately 19 employees added from businesses acquired after the first quarter of 2015.

Research and Development	Three months ended
	January 2, 2016	January 3, 2015	Percent Change
	(Dollar amounts in millions)
Research and development	$57.7	$61.1	(6)%
% of total revenue	20%	19%
Research and development headcount at end of period	1,894	2,125	(11)%
Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Major research and development activities include developing new products and releases and updates of our software that enhance functionality and add features. In the first quarter of 2016 compared to the first quarter of 2015, total compensation, benefit costs and travel expenses were lower by 4% ($2.2 million). Research and development headcount at the end of the first quarter of 2016 included approximately 81 employees added from businesses acquired after the first quarter of 2015.

General and Administrative	Three months ended
	January 2, 2016	January 3, 2015	Percent Change
	(Dollar amounts in millions)
General and administrative	$38.6	$35.1	10%
% of total revenue	13%	11%
General and administrative headcount at end of period	659	677	(3)%

Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources, legal and administrative functions, as well as acquisition-related charges, bad debt expense and outside professional services, including accounting and legal fees. The increase in general and administrative costs in the first quarter of 2016 compared to the first quarter of 2015 was primarily attributable to an $11.7 million increase in performance-based bonus and stock-based compensation. This increase was offset by a decrease in acquisition and pension plan termination-related costs of $4.5 million, a decrease of salary, benefit costs and travel expenses of $0.8 million and a decrease in costs for outside professional services of $2.6 million.

Amortization of Acquired Intangible Assets	Three months ended
	January 2, 2016	January 3, 2015	Percent Change
	(Dollar amounts in millions)
Amortization of acquired intangible assets	$8.4	$9.4	(11)%
% of total revenue	3%	3%
Amortization of acquired intangible assets reflects the amortization of acquired non-product related intangible assets, primarily customer and trademark-related intangible assets, recorded in connection with completed acquisitions. The decrease in amortization of acquired intangible assets in the first quarter of 2016 is due to certain intangibles becoming fully amortized.

Restructuring Charges	Three months ended
	January 2, 2016	January 3, 2015
	(in millions)
Restructuring charges	$37.1	$(0.3)

On October 23, 2015, we committed to a plan to restructure our global workforce and consolidate select facilities in order to reduce our cost structure and to realign our investments with our identified growth opportunities. We expect the restructuring actions to result in a charge of up to $50 million in 2016, $36.8 million of which was recorded in the first quarter of 2016, related to employee termination costs. The remaining charges are expected to be recorded predominantly in the second and third quarters of 2016. We expect that this reorganization will result in net annualized expense reductions of approximately $17 million. Additionally, in the first quarter of 2016, we recorded $0.3 million related to previous restructuring actions.
In the first three months of 2016, we made cash payments related to restructuring charges of $16.7 million, compared to $17.3 million in the first three months of 2015. At January 2, 2016, accrued restructuring was $35.6 million, which we expect to pay within the next twelve months.
The net restructuring credit recorded in the first three months of 2015 was primarily associated with the completion of actions initiated in the fourth quarter of 2014.

Interest and Other Expense, net	Three months ended
	January 2, 2016	January 3, 2015
	(in millions)
Interest income	$0.9	$1.2
Interest expense	(6.6)	(3.8)
Other expense, net	(0.6)	(0.6)
Total interest and other expense, net	$(6.3)	$(3.2)

Interest and other expense, net includes interest income, interest expense, foreign currency net losses and other non-operating gains and losses. Foreign currency net losses include costs of forward contracts, certain realized and unrealized foreign currency transaction gains or losses, and foreign exchange gains or losses resulting from the required period-end currency re-measurement of the assets and liabilities of our subsidiaries that use the U.S. Dollar as their functional currency. Because a large portion of our revenue and expenses is transacted in foreign currencies, we use foreign currency forward contracts, primarily for the Euro and Canadian Dollar, to reduce our exposure to fluctuations in foreign exchange rates. The increase in interest expense in the first quarter of 2016 compared to the first quarter of 2015 was due to higher amounts outstanding under our credit facility. We had $718 million outstanding under the facility at January 2, 2016, compared to $606 million at January 3, 2015.

Income Taxes	Three months ended
	January 2, 2016	January 3, 2015
	(Dollar amounts in millions)
Pre-tax income (loss)	$(19.5)	$34.4
Tax provision	4.3	4.1
Effective income tax rate	(22)%	12%
In the first quarter of 2016 and 2015, our effective tax rate was lower than the 35% statutory federal income tax rate due to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland. In 2016 and 2015, the foreign rate differential predominantly relates to these Irish earnings. Our foreign rate differential in 2016 and 2015 includes a rate benefit from a business realignment completed on September 30, 2014 in which intellectual property was transferred between two wholly-owned foreign subsidiaries. The realignment allows us to more efficiently manage the distribution of our products to European customers. We expect this realignment to result in an annual tax benefit of approximately $15 million to $20 million for the next several years, declining annually thereafter through 2021. This realignment resulted in a tax benefit of approximately $3 million and $4 million in the first quarters of 2016 and 2015, respectively. Additionally, in 2016 and 2015 our provision reflects a tax benefit of $2.6 million and $2.1 million, respectively, related to a retroactive extension of the U.S. research and development tax credit enacted in the first quarter of 2016 and 2015. In 2016 and 2015, this benefit was offset by a corresponding provision to increase our U.S. valuation allowance.
We have concluded, based on the weight of available evidence, that a full valuation allowance continues to be required against our U.S. net deferred tax assets as they are not more likely than not to be realized in the future. We will continue to reassess our valuation allowance requirements each financial reporting period.

In the normal course of business, PTC and its subsidiaries are examined by various taxing authorities, including the Internal Revenue Service in the U.S. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. We are currently under audit by tax authorities in several jurisdictions. Audits by tax authorities typically involve examination of the deductibility of certain permanent items, limitations on net operating losses and tax credits. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in material changes in our estimates.
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
The non-GAAP measures exclude fair value adjustments related to acquired deferred revenue, stock-based compensation expense, amortization of acquired intangible assets expense, acquisition-related charges, restructuring charges, pension plan termination costs, a litigation accrual associated with our previously disclosed China investigation, identified discrete charges included in non-operating other expense, net and the related tax effects of the preceding items, and any other identified tax items. These items are normally included in the comparable measures calculated and presented in accordance with GAAP. Our management excludes these items when evaluating our ongoing performance and/or predicting our earnings trends, and therefore excludes them when presenting non-GAAP financial measures. Management uses, and investors should consider, non-GAAP measures in conjunction with our GAAP results.
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

	Three months ended
	January 2, 2016	January 3, 2015
	(in millions, except per share amounts)
GAAP revenue	$291.0	$325.4
Fair value of acquired deferred revenue	0.5	1.4
Non-GAAP revenue	$291.5	$326.8

GAAP gross margin	$210.9	$232.5
Fair value of acquired deferred revenue	0.5	1.4
Fair value of acquired deferred costs	(0.1)	(0.1)
Stock-based compensation	3.4	2.6
Amortization of acquired intangible assets included in cost of revenue	5.1	4.8
Non-GAAP gross margin	$219.7	$241.2

GAAP operating income (loss)	$(13.3)	$37.6
Fair value of acquired deferred revenue	0.5	1.4
Fair value of acquired deferred costs	(0.1)	(0.1)
Stock-based compensation	23.2	11.2
Amortization of acquired intangible assets included in cost of revenue	5.1	4.8
Amortization of acquired intangible assets	8.4	9.4
Acquisition related charges included in general and administrative expenses	1.2	4.0
US pension plan termination-related costs	—	1.7
Restructuring charge	37.1	(0.3)
Non-GAAP operating income	$62.1	$69.8

GAAP net income (loss)	$(23.9)	$30.3
Fair value of acquired deferred revenue	0.5	1.4
Fair value of acquired deferred costs	(0.1)	(0.1)
Stock-based compensation	23.2	11.2
Amortization of acquired intangible assets included in cost of revenue	5.1	4.8
Amortization of acquired intangible assets	8.4	9.4
Acquisition related charges included in general and administrative expenses	1.2	4.0
U.S. pension plan termination-related costs	—	1.7
Restructuring charges	37.1	(0.3)
Non-operating credit facility refinancing costs	2.4	—
Income tax adjustments (1)	4.9	(3.5)
Non-GAAP net income	$58.8	$59.0

GAAP diluted earnings (loss) per share	$(0.21)	$0.26
Fair value of acquired deferred revenue	—	0.01
Fair value of acquired deferred costs	—	—
Stock-based compensation	0.20	0.10
Amortization of acquired intangible assets	0.12	0.12
Acquisition related charges included in general and administrative expenses	0.01	0.03
U.S. pension plan termination-related costs	—	0.01
Restructuring charges	0.32	—
Non-operating credit facility refinancing costs	0.02	—

Income tax adjustments (1)	0.04	(0.03)
Non-GAAP diluted earnings per share	$0.51	$0.50
Operating margin impact of non-GAAP adjustments:

	Three months ended
	January 2, 2016	January 3, 2015
GAAP operating margin	(4.6)%	11.6%
Fair value of acquired deferred revenue	0.2%	0.4%
Fair value of acquired deferred costs	—%	—%
Stock-based compensation	8.0%	3.5%
Amortization of acquired intangible assets	4.6%	4.4%
Acquisition related charges included in general and administrative expenses	0.4%	1.2%
U.S. pension plan termination-related costs	—%	0.5%
Restructuring charges	12.8%	(0.1)%
Non-GAAP operating margin	21.3%	21.4%

(1)
Income tax adjustments for the three months ended January 2, 2016 and January 3, 2015 reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above. We have recorded a full valuation allowance against our U.S. net deferred tax assets and a valuation allowance against net deferred tax assets in a foreign jurisdiction. As the U.S. and the foreign jurisdiction are profitable on a non-GAAP basis, the 2016 and 2015 non-GAAP tax provisions are calculated assuming there is no valuation allowance in these jurisdictions. Additionally, our non-GAAP tax provision for the three months ended January 2, 2016 excludes a $1.6 million tax provision related to a legal settlement accrual.

Critical Accounting Policies and Estimates
The financial information included in Item 1 reflects no material changes in our critical accounting policies and estimates as set forth under the heading Critical Accounting Policies and Estimates in Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2015 Annual Report on Form 10-K.
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
Deferred Taxes

In November, 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-17,  Balance Sheet Classification of Deferred Taxes, (Topic 740), to simplify the presentation of deferred income taxes. The amendments in this Update require that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that permits offsetting only within a jurisdiction and companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. ASU 2015-17 is effective for public companies for fiscal years beginning after December 15, 2016, with early adoption permitted for all entities as of the beginning of an interim or annual reporting period. This guidance may be applied either prospectively or retrospectively (by reclassifying the comparative balance sheet).  We early adopted this new guidance for our current form 10-Q reporting and applied this guidance prospectively. As a result, the deferred tax assets and deferred tax liabilities on the Consolidated Balance Sheets are not comparative.

Liquidity and Capital Resources

	January 2, 2016	January 3, 2015
	(in thousands)
Cash and cash equivalents	$296,797	$261,052
Amounts below are for the three months ended:
Cash provided by operating activities	$61,254	$13,632
Cash used by investing activities	(68,965)	(8,767)
Cash provided (used) by financing activities	32,924	(27,753)

Cash and cash equivalents
We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. Cash and cash equivalents include highly liquid investments with original maturities of three months or less. At January 2, 2016, cash and cash equivalents totaled $297 million, up from $273 million at September 30, 2015, reflecting $61 million in operating cash flow, $50 million of amounts borrowed under our credit facility, offset by $65 million to acquire Vuforia, $4 million used for capital expenditures, and $15 million used to pay withholding taxes on stock-based awards that vested in the period.
Cash provided by operating activities
Cash provided by operating activities was $61.3 million in the first three months of 2016, compared to $13.6 million in the first three months of 2015. The increase is primarily due to higher accounts receivable collections, lower year-end bonus payments and lower pension contributions, partially offset by lower earnings. Net (loss) income for the first three months of 2016 and 2015 was $(23.9) million and $30.3 million, respectively. Accounts receivable days sales outstanding was 52 days at the end of the first quarter of 2016 compared to 57 days as of September 30, 2015 and 59 days at the end of the first quarter of 2015.
We periodically provide financing with payment terms up to 24 months to credit-worthy customers for software purchases. As of January 2, 2016 and September 30, 2015, amounts due from customers for contracts with original payment terms greater than twelve months (financing receivables) totaled $26.6 million and $27.4 million, respectively, compared to $47.7 million at January 3, 2015.
Cash used by investing activities

	Three months ended
	January 2, 2016	January 3, 2015
	(in thousands)
Cash used by investing activities included the following:
Additions to property and equipment	$(4,185)	$(7,947)
Purchases of investments	—	(1,000)
Acquisitions of businesses, net of cash acquired	(64,780)	180
	$(68,965)	$(8,767)

In the first quarter of 2016, we used cash of $64.8 million (net of cash acquired) to acquire Vuforia. Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements.
Cash used by financing activities

	Three months ended
	January 2, 2016	January 3, 2015
	(in thousands)
Cash used by financing activities included the following:
Net borrowings (repayments) under our credit facility	$50,000	$(6,250)
Payments of withholding taxes in connection with vesting of stock-based awards	(14,833)	(21,669)
Proceeds from issuance of common stock	1	3
Excess tax benefits from stock-based awards	56	163
Contingent consideration	(1,250)	—
Credit facility origination costs	(1,050)	—
	$32,924	$(27,753)

In the first quarter of 2016, we borrowed $50 million under the credit facility to acquire Vuforia. In the first quarter of 2015, we borrowed $35 million for working capital requirements. We repaid $41.3 million of borrowings in the first three months of 2015.
Credit Agreement
In November 2015, we entered into a multi-currency credit facility with a syndicate of sixteen banks for which JPMorgan Chase Bank, N.A. acts as Administrative Agent. This credit facility amended and restated in its entirety our credit facility described in Note H of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. We expect to use the credit facility for general corporate purposes, including acquisitions of businesses, share repurchases and working capital requirements. As of January 2, 2016, the fair value of our credit facility approximates its book value.

The credit facility consists of a $1 billion revolving loan commitment, which may be increased by an additional $500 million (in the form of revolving loans or term loans, or a combination thereof) if the existing or additional lenders are willing to make such increased commitments. The revolving loan commitment does not require amortization of principal and may be repaid in whole or in part prior to the scheduled maturity date at our option without penalty or premium. The credit facility matures on September 15, 2019, when all remaining amounts outstanding will be due and payable in full.

PTC and certain eligible foreign subsidiaries are eligible borrowers under the credit facility. The obligations under the credit facility are guaranteed by PTC and certain of its material domestic subsidiaries. In addition, PTC and certain of its domestic subsidiaries' owned property (including equity interests) is subject to first priority perfected liens in favor of the lenders of this credit facility. 100% of the voting equity interests of certain of PTC’s domestic subsidiaries and 65% of its material first-tier foreign subsidiaries are pledged as collateral for the obligations under the credit facility.
As of January 2, 2016, we had $718.1 million in revolving loans outstanding under the credit facility. In January 2016, we borrowed $120 million, $100 million of which was used to acquire Kepware. Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by PTC as described below. As of January 2, 2016, the weighted average annual interest rate for borrowing outstanding was 1.899%. Interest rates on borrowings outstanding under the credit facility range from 1.25% to 1.75% above an adjusted LIBO rate for Euro currency borrowings or from 0.25% to 0.75% above the defined base rate (the greater of the Prime Rate, the FRBNY rate plus 0.5%, or an adjusted LIBO rate plus 1%) for base rate borrowings, in each case based upon our total leverage ratio. Additionally, we may borrow certain foreign currencies at rates set in the same range above the respective London interbank offered interest rates for those currencies, based on our leverage ratio. A quarterly commitment fee on the undrawn portion of the credit facility is required, ranging from 0.175% to 0.30% per annum, based upon our total leverage ratio.
The credit facility limits our and our subsidiaries’ ability to, among other things: incur liens or guarantee obligations; pay dividends (other than to PTC) and make other distributions; make investments and enter into joint ventures; dispose of assets; and engage in transactions with affiliates, except on an arms-length basis. Under the credit facility, we and our material domestic subsidiaries may not invest cash or property in, or loan to, our foreign subsidiaries in aggregate amounts exceeding $75.0 million for any purpose and an additional $200.0 million for acquisitions of businesses. In addition, under the credit facility, we must maintain the following financial ratios.

Ratio as of January 2, 2016
Total Leverage Ratio Ratio of consolidated total indebtedness to the consolidated trailing four quarters EBITDA, not to exceed:	2.68 to 1.00
- prior to a Covenant Modification Trigger Event (incurring unsecured indebtedness of not less than $200 million in aggregate)
- 3.50 to 1.00 as of the last day of any fiscal quarter ending on or prior to July 2, 2016, and
- 3.25 to 1.00 as of the last day of any fiscal quarter ending on or after September 30, 2016;
- on and after a Covenant Modification Trigger Event, 4.00 to 1.00 as of the last day of any fiscal quarter.
Fixed Charge Coverage Ratio
Ratio of consolidated trailing four quarters EBITDA less consolidated capital expenditures to consolidated fixed charges as of the last day of any fiscal quarter, to be not less than 3.50 to 1.00.
7.65 to 1.00
Senior Secured Leverage Ratio
Ratio of senior consolidated total indebtedness (which excludes unsecured indebtedness) to consolidated trailing four quarters EBITDA as of the last day of any fiscal quarter ending after a Covenant Modification Trigger Event, not to exceed 3.00 to 1.00.
N/A

As of January 2, 2016, we were in compliance with all financial and operating covenants of the credit facility.
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
Share Repurchases
Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors has periodically authorized the repurchase of shares of our common stock. On August 4, 2014, our Board of Directors authorized us to repurchase up to an additional $600 million of our common stock through September 30, 2017. We intend to use cash from operations and borrowings under our credit facility to make such repurchases.  In the first quarter of 2016, we did not repurchase any shares. In the first quarter of 2015, we received 1.1 million shares as the final settlement of the accelerated share repurchase agreement described below. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.
On August 14, 2014, we entered into an accelerated share repurchase (“ASR”) agreement with a major financial institution (“Bank”). The ASR allowed us to buy a large number of shares immediately at a purchase price determined by an average market price over a period of time. Under the ASR, we agreed to purchase $125 million of our common stock, in total, with an initial delivery to us in August 2014 of 2.3 million shares. We settled the ASR in December 2014 and the Bank delivered to us an additional 1.1 million shares.
Future Expectations

We believe that existing cash and cash equivalents, together with cash generated from operations, and amounts available under our credit facility will be sufficient to meet our working capital and capital expenditure requirements through at least the next twelve months and to meet our known long-term capital requirements. In 2016, we expect our capital expenditures to be $37 million, to pay $28 million to settle the China matter and to repurchase $50 million to $60 million of our stock. Our ability to repurchase shares is subject to our having sufficient cash available and maintaining compliance with credit facility covenants.
We evaluate possible strategic transactions on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible strategic transactions. Our expected uses of cash could change, our cash position could be reduced and we may incur additional debt obligations to the extent we complete additional acquisitions. In January 2016, we purchased Kepware for approximately $100 million in cash and $18 million of contingent earn-out.
We have substantial cash requirements in the United States and a significant portion of our cash is generated and held outside the U.S. At January 2, 2016, we had cash and cash equivalents of $72.0 million in the U.S., $90.6 million in Europe, $89.8 million in the Pacific Rim (including India), $24.0 million in Japan and $20.4 million in other non-U.S. countries. We believe that the combination of our existing U.S. cash and cash equivalents, future U.S. operating cash flows and cash available under our credit facility, are sufficient to meet our ongoing U.S. operating expenses and known capital requirements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our market risk exposure as described in Item 7A: Quantitative and Qualitative Disclosures about Market Risk of our 2015 Annual Report on Form 10-K.

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
We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of January 2, 2016.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended January 2, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.	RISK FACTORS
In addition to other information set forth in this report, you should carefully consider the factors described in Part I. Item 1A. Risk Factors in our 2015 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2015 Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

10.1	2016 Employee Stock Purchase Plan.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32*	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

101
The following materials from PTC Inc.'s Quarterly Report on Form 10-Q for the quarter ended January 2, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of January 2, 2016 and September 30, 2015; (ii) Condensed Consolidated Statements of Operations for the three months ended January 2, 2016 and January 3, 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended January 2, 2016 and January 3, 2015; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended January 2, 2016 and January 3, 2015; and (v) Notes to Condensed Consolidated Financial Statements.

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

Date: February 9, 2016