Form 10-Q
period 2016-04-02
PTC INC.
filed 2016-05-11
CIK 857005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2016
Commission File Number: 0-18059
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There were 114,622,526 shares of our common stock outstanding on May 9, 2016.

PTC Inc.
INDEX TO FORM 10-Q
For the Quarter Ended April 2, 2016

PART I—FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS

PTC Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	April 2, 2016	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$368,456	$273,417
Accounts receivable, net of allowance for doubtful accounts of $969 and $998 at April 2, 2016 and September 30, 2015, respectively	146,669	197,275
Prepaid expenses	63,811	56,365
Other current assets	162,454	140,819
Deferred tax assets	—	36,803
Total current assets	741,390	704,679
Property and equipment, net	62,867	65,162
Goodwill	1,172,772	1,069,041
Acquired intangible assets, net	338,644	291,301
Deferred tax assets	57,089	38,936
Other assets	38,740	40,794
Total assets	$2,411,502	$2,209,913
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,426	$13,361
Accrued expenses and other current liabilities	71,703	97,613
Accrued compensation and benefits	93,159	82,414
Accrued income taxes	8,617	4,010
Deferred tax liabilities	—	1,622
Current portion of long term debt	—	50,000
Deferred revenue	431,901	368,240
Total current liabilities	618,806	617,260
Long term debt, net of current portion	838,125	618,125
Deferred tax liabilities	15,018	42,361
Deferred revenue	14,707	18,610
Other liabilities	70,742	53,386
Total liabilities	1,557,398	1,349,742
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 114,621 and 113,745 shares issued and outstanding at April 2, 2016 and September 30, 2015, respectively	1,146	1,137
Additional paid-in capital	1,575,992	1,553,390
Accumulated deficit	(631,679)	(602,614)
Accumulated other comprehensive loss	(91,355)	(91,742)
Total stockholders’ equity	854,104	860,171
Total liabilities and stockholders’ equity	$2,411,502	$2,209,913

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Revenue:
Subscription	$23,659	$15,765	$45,835	$29,988
Support	160,625	168,727	332,381	350,356
Total recurring software revenue	184,284	184,492	378,216	380,344
Perpetual license	39,689	70,187	87,452	134,935
Total software revenue	223,973	254,679	465,668	515,279
Professional services	48,654	59,440	97,976	124,282
Total revenue	272,627	314,119	563,644	639,561
Cost of revenue:
Cost of software revenue	38,613	34,518	75,427	69,243
Cost of professional services revenue	41,578	51,536	84,912	109,753
Total cost of revenue	80,191	86,054	160,339	178,996
Gross margin	192,436	228,065	403,305	460,565
Operating expenses:
Sales and marketing	87,177	83,865	169,606	173,349
Research and development	56,610	60,158	114,279	121,255
General and administrative	33,916	32,394	72,483	67,524
Amortization of acquired intangible assets	8,396	9,173	16,746	18,586
Restructuring charges	4,579	38,487	41,726	38,232
Total operating expenses	190,678	224,077	414,840	418,946
Operating income (loss)	1,758	3,988	(11,535)	41,619
Interest and other expense, net	(5,327)	(3,601)	(11,580)	(6,825)
Income (loss) before income taxes	(3,569)	387	(23,115)	34,794
Provision (benefit) for income taxes	1,604	(5,005)	5,950	(882)
Net income (loss)	$(5,173)	$5,392	$(29,065)	$35,676
Earnings (loss) per share—Basic	$(0.05)	$0.05	$(0.25)	$0.31
Earnings (loss) per share—Diluted	$(0.05)	$0.05	$(0.25)	$0.31
Weighted average shares outstanding—Basic	114,563	114,944	114,354	115,147
Weighted average shares outstanding—Diluted	114,563	115,922	114,354	116,479
`

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three months ended		Six months ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Net income (loss)	$(5,173)	$5,392	$(29,065)	$35,676
Other comprehensive income (loss), net of tax:
Unrealized hedge gain (loss) arising during the period	(5,637)	—	(3,994)	—
Net hedge gain (loss) reclassified into earnings	(13)	—	833	—
Unrealized gain (loss) on hedging instruments	(5,624)	—	(4,827)	—
Foreign currency translation adjustment, net of tax of $0 for each period	15,247	(22,464)	4,743	(42,896)
Amortization of net actuarial pension loss included in net income, net of tax of $0.2 million and $0.1 million in the second quarter of 2016 and 2015, respectively, and $0.3 million in both the first six months of 2016 and 2015	400	1,026	802	2,078
Change in unamortized pension loss during the period related to changes in foreign currency	(881)	2,183	(331)	3,104
Total other comprehensive income (loss)	9,142	(19,255)	387	(37,714)
Comprehensive income (loss)	$3,969	$(13,863)	$(28,678)	$(2,038)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	April 2, 2016	April 4, 2015
Cash flows from operating activities:
Net income (loss)	$(29,065)	$35,676
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	42,904	42,205
Stock-based compensation	38,025	24,064
Excess tax benefits from stock-based awards	(56)	(163)
Other non-cash items, net	204	(1)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	63,617	22,711
Accounts payable, accrued expenses and other current liabilities	(25,907)	(9,976)
Accrued compensation and benefits	8,215	(7,222)
Deferred revenue	24,019	32,200
Accrued and deferred income taxes	(8,826)	(16,565)
Other current assets and prepaid expenses	(1,882)	(4,942)
Other noncurrent assets and liabilities	(1,109)	(12,363)
Net cash provided by operating activities	110,139	105,624
Cash flows from investing activities:
Additions to property and equipment	(8,866)	(14,107)
Purchases of investments	—	(1,000)
Acquisitions of businesses, net of cash acquired	(164,191)	180
Net cash used by investing activities	(173,057)	(14,927)
Cash flows from financing activities:
Borrowings under credit facility	170,000	35,000
Repayments of borrowings under credit facility	—	(116,250)
Proceeds from issuance of common stock	1	6
Excess tax benefits from stock-based awards	56	163
Credit facility origination costs	(1,050)	—
Contingent consideration	(1,250)	—
Payments of withholding taxes in connection with vesting of stock-based awards	(15,471)	(21,864)
Net cash provided (used) by financing activities	152,286	(102,945)
Effect of exchange rate changes on cash and cash equivalents	5,671	(13,591)
Net increase (decrease) in cash and cash equivalents	95,039	(25,839)
Cash and cash equivalents, beginning of period	273,417	293,654
Cash and cash equivalents, end of period	$368,456	$267,815
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
The results of operations for the three and six months ended April 2, 2016 are not necessarily indicative of the results expected for the remainder of the fiscal year.
Income Statement Presentation
In 2015, we classified revenue in three categories: 1) license and subscription solutions; 2) support; and 3) professional services. Effective with the beginning of the first quarter of 2016, we are reporting perpetual license revenue separately from subscription revenue and are presenting revenue in four categories: 1) subscription; 2) support; 3) perpetual license; and 4) professional services.
Effective with the beginning of the first quarter of 2016, we reclassified certain expenses related to management of our product lines from general and administrative to marketing.
Revenue and costs and expenses in the accompanying Consolidated Statements of Operations have been reclassified to conform to the current period presentation.
Recent Accounting Pronouncements
Stock Compensation
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, including accounting for income taxes, earnings per share, and forfeitures, as well as certain practical expedients for nonpublic entities. The ASU is effective for public companies in annual periods beginning after December 15, 2016, our fiscal 2018, and interim periods within those years. Early adoption is permitted in any interim period, with all adjustments applied as of the beginning of the fiscal year of adoption. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
Leases
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which will replace the existing guidance in ASC 840, Leases. The updated standard aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, our fiscal 2020, and interim periods within those annual periods. Early adoption is permitted and modified retrospective application is required. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
Financial Instruments
In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments to be measured at fair value with changes in fair value recognized in net income and simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. Entities may choose a practical expedient, to estimate the fair value of certain equity securities that do not have readily determinable fair values. If the practical expedient is elected, these investments would be recorded at cost, less impairment and subsequently adjusted for observable price changes. The guidance also updates certain presentation and disclosure requirements. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, our fiscal 2019, and interim periods within those fiscal years. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
Deferred Taxes
In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), to simplify the presentation of deferred income taxes. The amendments in this Update require that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that permits offsetting only within a jurisdiction and companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. ASU 2015-17 is effective for public companies for fiscal years beginning after December 15, 2016, with early adoption permitted for all entities as of the beginning of an interim or annual reporting period. This guidance may be applied either prospectively or retrospectively (by reclassifying the comparative balance sheet). We adopted this new guidance in our first quarter ended January 2, 2016 and applied this guidance prospectively. As a result, the deferred tax assets and deferred tax liabilities on the Consolidated Balance Sheet as of September 30, 2015 have not been reclassified to conform to the April 2, 2016 presentation.
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
2. Deferred Revenue and Financing Receivables
Deferred Revenue
Deferred revenue primarily relates to software agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and, if not yet paid, the related customer receivable is included in prepaid expenses and other current assets. Billed but uncollected support and subscription-related amounts included in other current assets at April 2, 2016 and September 30, 2015 were $154.7 million and $129.3 million, respectively.
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
As of April 2, 2016 and September 30, 2015, amounts due from customers for contracts with original payment terms greater than twelve months (financing receivables) totaled $13.7 million and $27.4 million, respectively. Accounts receivable and prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets included current receivables from such contracts totaling $10.6 million and $21.8 million at April 2, 2016 and September 30, 2015, respectively, and other assets in the accompanying Consolidated Balance Sheets included long-term receivables from such contracts totaling $3.1 million and $5.6 million at April 2, 2016 and September 30, 2015, respectively. As of April 2, 2016 and September 30, 2015, $1.8 million and $0.5 million, respectively, of these receivables were past due. Our credit risk assessment for financing receivables was as follows:

	April 2, 2016	September 30, 2015
	(in thousands)
S&P bond rating BBB-1 and above-Tier 1	$10,406	$16,841
Internal Credit Assessment-Tier 2	3,261	10,593
Internal Credit Assessment-Tier 3	—	—
Total financing receivables	$13,667	$27,434

We evaluate the need for an allowance for doubtful accounts for estimated losses resulting from the inability of these customers to make required payments. As of April 2, 2016 and September 30, 2015, we concluded that all financing receivables were collectible and no reserve for credit losses was recorded. We did not provide a reserve for credit losses or write off any uncollectible financing receivables in the six months ended April 2, 2016 or April 4, 2015. We write off uncollectible trade and financing receivables when we have exhausted all collection avenues.
We periodically transfer future payments under certain of these contracts to third-party financial institutions on a non-recourse basis. We record such transfers as sales of the related accounts receivable when we surrender control of such receivables. We did not sell any financing receivables to third-party financing institutions in the six months ended April 2, 2016. We sold $1.1 million of financing receivables to third-party financial institutions in the six months ended April 4, 2015.
3. Restructuring Charges
On October 23, 2015, we initiated a plan to restructure our workforce and consolidate select facilities in order to reduce our cost structure and to realign our investments with what we believe to be our higher growth opportunities. The restructuring is expected to result in a charge of up to $50 million, which is primarily attributable to termination benefits. In the first and second quarter of 2016, we recorded charges of $37.0 million and $4.4 million respectively, attributable to termination benefits associated with 481 employees. The remaining termination charges are expected to be recorded in the third and fourth quarters of 2016. Additionally, in the first and second quarter of 2016, we recorded charges of $0.2 million and $0.2 million respectively related to the closure of excess facilities.
On April 4, 2015, we committed to a plan to restructure our workforce and consolidate select facilities to realign our global workforce to increase investment in our Internet of Things business and to reduce our cost structure through organizational efficiencies in the face of significant foreign currency depreciation relative to the U.S. Dollar and a more cautious outlook on global macroeconomic conditions. In the second quarter of 2015, we recorded a charge of $38.5 million attributable to termination benefits associated with 411 employees.
The following table summarizes restructuring accrual activity for the six months ended April 2, 2016:

	Employee Severance and Related Benefits	Facility Closures and Related Costs	Total
	(in thousands)
October 1, 2015	$14,086	$1,168	$15,254
Charge to operations	41,362	364	41,726
Cash disbursements	(41,183)	(585)	(41,768)
Foreign exchange impact	252	10	262
Accrual, April 2, 2016	$14,517	$957	$15,474
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

Restricted stock unit activity for the six months ended April 2, 2016	Shares	Weighted Average Grant Date Fair Value (Per Share)
	(in thousands)
Balance of outstanding restricted stock units October 1, 2015	3,654	$33.64
Granted	1,878	$37.76
Vested	(1,319)	$29.18
Forfeited or not earned	(438)	$36.60
Balance of outstanding restricted stock units April 2, 2016	3,775	$36.90

	Restricted Stock Units
Grant Period	TSR Units (1)	Performance-based RSUs (2)	Service-based RSUs (2)
	(Number of Units in thousands)
First six months of 2016	326	343	1,209
_________________

(1)	The TSR units were granted to our executive officers pursuant to the terms described below.

(2)
The service-based RSUs were issued to both employees and our executive officers. In addition, executive officers may earn up to one or, for our CEO, two times the number of time-based RSUs (up to a maximum of 343,000 shares) if certain performance conditions are met. Of the service-based RSUs, approximately 64,000 shares will vest in one installment on or about the anniversary of the date of grant. Approximately 121,000 shares will vest in two substantially equal annual installments on or about the anniversary of the date of grant. All other service-based RSUs will vest in three substantially equal annual installments on or about the anniversary of the date of grant. The performance-based RSUs will vest in three substantially equal installments on the later of November 15, 2016, November 15, 2017 and November 15, 2018, or the date the Compensation Committee determines the extent to which the applicable performance criteria have been achieved.

In the first six months of 2016, we granted the target performance-based TSR units ("target RSUs") shown in the table above to our executive officers. These RSUs are eligible to vest based upon our total shareholder return relative to a peer group (the “TSR units”), measured annually over a three year period. The number of TSR units to vest over the three year period will be determined based on the performance of PTC stock relative to the stock performance of an index of PTC peer companies established as of the grant date, as determined at the end of three measurement periods ending on September 30, 2016, 2017 and 2018, respectively. The shares earned for each period will vest on November 15 following each measurement period, up to a maximum of two times the number of target RSUs (up to a maximum of 652,000 shares). No vesting will occur in a period unless an annual threshold requirement is achieved. The employee must remain employed by PTC through the applicable vest date for any RSUs to vest. If the return to PTC shareholders is negative but still meets or exceeds the peer group indexed return, a maximum of 100% of the target RSUs shall vest for the measurement period. TSR units not earned in either of the first two measurement periods are eligible to be earned in the third measurement period.
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
The significant assumptions used in the Monte Carlo simulation model were as follows:

Average volatility of peer group	28.1%
Risk free interest rate	1.05%
Dividend yield	—%
Compensation expense recorded for our stock-based awards was classified in our Consolidated Statements of Operations as follows:

	Three months ended		Six months ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
	(in thousands)
Cost of software revenue	$1,100	$1,107	$3,005	$2,025
Cost of professional services revenue	1,279	1,504	2,730	3,193
Sales and marketing	3,777	3,545	8,059	6,746
Research and development	2,534	3,001	5,047	6,087
General and administrative	6,146	3,665	19,184	6,013
Total stock-based compensation expense	$14,836	$12,822	$38,025	$24,064

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

	Three months ended		Six months ended
Calculation of Basic and Diluted EPS	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
	(in thousands, except per share data)
Net income (loss)	$(5,173)	$5,392	$(29,065)	$35,676
Weighted average shares outstanding—Basic	114,563	114,944	114,354	115,147
Dilutive effect of employee stock options, restricted shares and restricted stock units	—	978	—	1,332
Weighted average shares outstanding—Diluted	114,563	115,922	114,354	116,479
Earnings (loss) per share—Basic	$(0.05)	$0.05	$(0.25)	$0.31
Earnings (loss) per share—Diluted	$(0.05)	$0.05	$(0.25)	$0.31

For the six months ended April 2, 2016, diluted net loss per share is the same as basic net loss per share as the effects of our potential common stock equivalents are antidilutive. Total antidilutive shares were 2.1 million for the six months ended April 2, 2016.
Common Stock Repurchases
Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors has periodically authorized the repurchase of shares of our common stock. On August 4, 2014, our Board of Directors authorized us to repurchase up to $600 million of our common stock through September 30, 2017. In the second quarter and first six months of 2016, we did not repurchase any shares. In the first quarter of 2015, we received 1.1 million shares as the final settlement of the accelerated share repurchase ("ASR") agreement described below. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.
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
6. Acquisitions
Acquisition-related costs were $1.1 million and $2.3 million for the second quarter and first six months of 2016, respectively and $1.9 million and $5.9 million for the second quarter and first six months of 2015, respectively. Acquisition-related costs include direct costs of potential and completed acquisitions (e.g., investment banker fees, professional fees, including legal and valuation services) and expenses related to acquisition integration activities (e.g., professional fees and severance). In addition, subsequent adjustments to our initial estimated amount of contingent consideration associated with specific acquisitions are included within acquisition-related charges. These costs have been classified in general and administrative expenses in the accompanying Consolidated Statements of Operations.
Kepware
On January 12, 2016, pursuant to an Stock Purchase Agreement, PTC Inc. acquired all of the ownership interest in Kepware, Inc., a software development company that provides communications connectivity to industrial automation environments, for $99.4 million in cash (net of cash acquired of $0.6 million) and, $16.9 million representing the fair value of contingent consideration payable upon achievement of targets described below. We borrowed $100.0 million under our existing credit facility in January of 2016 to fund the acquisition.
The acquisition enhances our portfolio of Technology Platform technologies. The results of operations of Kepware have been included in our consolidated financial statements beginning on the acquisition date. Kepware added $4.7 million to our revenue and $5.0 million in costs and expenses since its acquisition. Our results of operations prior to this acquisition, if presented on a pro forma basis, would not differ materially from our reported results.
The acquisition of Kepware has been accounted for as a business combination. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of January 12, 2016, the acquisition date. The fair values of intangible assets were based on valuations using an income approach, with estimates and assumptions provided by management of Kepware and PTC. The process for estimating the fair values of identifiable intangible assets and the contingent consideration liability requires the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The former shareholders of Kepware are eligible to receive additional consideration of up to $18.0 million, which is contingent on the achievement of certain Financial Performance, Product Integration and Business Integration targets (as defined in the Stock Purchase Agreement) within 24 months from April 3, 2016 to April 2, 2018. If such targets are achieved within the defined 12 month, 18 month and 24 month earn-out periods, the consideration corresponding to each target will be earned and payable in cash. Up to $9.6 million of the total contingent consideration will become payable in 2017, and the remainder, if subsequently earned, will become payable in 2018.
In connection with accounting for the business combination, we recorded a liability of $16.9 million representing the fair value of the contingent consideration. The liability was valued using a discounted cash flow method and a probability weighted estimate of achievement of the targets. The estimated undiscounted range of outcomes for the contingent consideration is $16.9 million to $18.0 million. We will assess the probability that the targets will be met and at what level each reporting period. Any subsequent changes in the estimated fair value of the liability will be reflected in earnings until the liability is fully settled.
Based upon a valuation, the total purchase price allocation was as follows:

Purchase price allocation:	(in thousands)
Goodwill	$77,081
Identifiable intangible assets	34,500
Cash	590
Accounts receivable	4,293
Property and equipment	3,147
Deferred support revenue	(2,758)
Other assets, net	47
Total allocation of purchase price consideration	116,900
Less: cash acquired	(590)
Total purchase price allocation, net of cash acquired	$116,310
Less: contingent consideration	(16,900)
Net cash used to acquire Kepware	$99,410
The purchase price allocation resulted in $77.1 million of goodwill, which will be deductible for income tax purposes. All of the acquired goodwill was allocated to our software products segment. Intangible assets of $34.5 million includes purchased software of $28.7 million, customer relationships of $5.2 million and trademarks of $0.6 million, which are being amortized over weighted average useful lives of 10 years, 10 years and 6 years, respectively, based upon the pattern in which economic benefits related to such assets are expected to be realized.
The resulting amount of goodwill reflects our expectations of the following benefits: 1) Kepware’s protocol translators and connectivity platform strengthen the ThingWorx technology platform and accelerate our entry into the factory setting and Industrial IoT (IIoT); 2) cross-selling opportunities for our integrated technology platforms in the critical infrastructure markets to drive revenue growth; and 3) Kepware’s 20 years of manufacturing experience strengthens our manufacturing talent and domain expertise and provides support for our manufacturing strategy initiatives.
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
The purchase price allocation resulted in $23.3 million of goodwill, $41.2 million of technology and $4.7 million of net tangible assets. The acquired technology is being amortized over a useful life of 6 years. All of the acquired goodwill was allocated to our software products segment and will be deductible for income tax purposes. The resulting amount of goodwill reflects the value of the synergies created by integrating Vuforia’s augmented technology platform into PTC’s Technology Platform solutions.
ColdLight

In the third quarter of 2015, we acquired ColdLight Solutions, LLC, for approximately $98.6 million in cash (net of cash acquired of $1.3 million). The former shareholders of ColdLight are eligible to receive additional consideration (the earn-out) of up to $5 million which is contingent upon achievement of certain technology milestones within two years of the acquisition. If an earn-out milestone is achieved, a portion of the contingent consideration becomes earned and payable in cash after each six-month period. In connection with accounting for the business combination, we recorded a liability $3.8 million, representing the fair value of the contingent consideration. The liability was valued using a discounted cash flow method and a probability weighted estimate of achievement of the technology milestones. The estimated undiscounted range of outcomes for the contingent consideration was $3.8 million to $5.0 million at the acquisition date. As of April 2, 2016, our estimate of the liability was $3.3 million, after a payment of $1.3 million made in December 2015. The payment was included in financing activities in the Consolidated Statements of Cash Flows. We will continue to assess the probability that the unearned milestones will be met and at what level each reporting period. Changes in the estimated fair value of the liability are reflected in earnings until the liability is fully settled (an increase of $0.5 million in the contingent consideration liability in the first six months of 2016, see Note 8).
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
The first year and second year payment criteria were both attained. We paid $9 million of the total contingent consideration in July 2015 and the remaining $9.0 million in April 2016.
7. Goodwill and Intangible Assets
We have two operating segments: (1) Software Products and (2) Services. We assess goodwill for impairment at the reporting unit level. Our reporting units are determined based on the components of our operating segments that constitute a business for which discrete financial information is available and for which operating results are regularly reviewed by segment management. Our reporting units are the same as our operating segments. As of April 2, 2016 and September 30, 2015, goodwill and acquired intangible assets in the aggregate attributable to our software products segment were $1,449.9 million and $1,297.9 million, respectively, and attributable to our services segment were $61.5 million and $62.4 million, respectively. Acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We evaluate goodwill for impairment in the third quarter of our fiscal year, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting segment below its carrying value. Factors we consider important, on an overall company basis and segment basis, when applicable, that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period and a reduction of our market capitalization relative to net book value. We completed our annual goodwill impairment review as of July 4, 2015 and concluded that no impairment charge was required as of that date.
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
Goodwill and acquired intangible assets consisted of the following:

	April 2, 2016			September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Goodwill (not amortized)			$1,172,772			$1,069,041
Intangible assets with finite lives (amortized) (1):
Purchased software	$354,482	$187,446	$167,036	$284,257	$174,887	$109,370
Capitalized software	22,877	22,877	—	22,877	22,877	—
Customer lists and relationships	356,883	191,439	165,444	349,938	174,017	175,921
Trademarks and trade names	19,128	13,087	6,041	18,534	12,759	5,775
Other	3,974	3,851	123	3,946	3,711	235
	$757,344	$418,700	$338,644	$679,552	$388,251	$291,301
Total goodwill and acquired intangible assets			$1,511,416			$1,360,342
(1) The weighted average useful lives of purchased software, customer lists and relationships, trademarks and trade names and other intangible assets with a remaining net book value are 7 years, 10 years, 9 years, and 3 years, respectively.
Goodwill
Changes in goodwill presented by reportable segments were as follows:

	Software Products Segment	Services Segment	Total
	(in thousands)
Balance, October 1, 2015	$1,016,413	$52,628	$1,069,041
Acquisition of Vuforia	23,316	—	23,316
Acquisition of Kepware	77,081	—	77,081
Foreign currency translation adjustments	3,305	29	3,334
Balance, April 2, 2016	$1,120,115	$52,657	$1,172,772
Amortization of Intangible Assets
The aggregate amortization expense for intangible assets with finite lives was classified in our Consolidated Statements of Operations as follows:

	Three months ended		Six months ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
	(in thousands)
Amortization of acquired intangible assets	$8,396	$9,173	$16,746	$18,586
Cost of software revenue	6,725	4,714	11,852	9,481
Total amortization expense	$15,121	$13,887	$28,598	$28,067
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
Our significant financial assets and liabilities measured at fair value on a recurring basis as of April 2, 2016 and September 30, 2015 were as follows:

	April 2, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Cash equivalents (1)	$78,693	$—	$—	$78,693
Forward contracts (2)	—	669	—	669
	$78,693	$669	$—	$79,362
Financial liabilities:
Contingent consideration related to acquisitions (3)	$—	$—	$29,190	$29,190
Forward contracts (2)	—	6,049	—	6,049
	$—	$6,049	$29,190	$35,239

	September 30, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Cash equivalents (1)	$91,216	$—	$—	$91,216
Forward contracts (2)	—	507	—	507
	$91,216	$507	$—	$91,723
Financial liabilities:
Contingent consideration related to acquisitions (3)	$—	$—	$13,000	$13,000
Forward contracts (2)	—	46	—	46
	$—	$46	$13,000	$13,046
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

Changes in the fair value of Level 3 contingent consideration liability associated with our acquisition of ThingWorx, ColdLight and Kepware were as follows:

	Contingent Consideration
	(in thousands)
	ThingWorx	ColdLight	Kepware	Total
Balance, October 1, 2015	$9,000	$4,000	$—	$13,000
Addition to contingent consideration			16,900	16,900
Change in present value of contingent consideration	—	540		540
Payment of contingent consideration		(1,250)		(1,250)
Balance, April 2, 2016	$9,000	$3,290	$16,900	$29,190
 Of the total, $11.5 million of the contingent consideration liabilities are included in accrued expenses and other current liabilities, with the remaining $17.7 million in other liabilities in the Consolidated Balance Sheet as of April 2, 2016.
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
As of April 2, 2016 and September 30, 2015, we had outstanding forward contracts with notional amounts equivalent to the following:

Currency Hedged	April 2, 2016	September 30, 2015
	(in thousands)
Canadian / U.S. Dollar	$16,699	$17,448
Euro / U.S. Dollar	77,854	82,917
British Pound / Euro	1,813	9,409
Israeli New Sheqel / U.S. Dollar	6,027	4,607
Japanese Yen / Euro	—	25,133
Japanese Yen / U.S. Dollar	6,464	—
Swiss Franc / U.S. Dollar	5,845	5,149
All other	13,092	12,592
Total	$127,794	$157,255
The following table shows the effect of our non-designated hedges in the Consolidated Statements of Operations for the three and six months ended April 2, 2016 and April 4, 2015:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income	Net realized and unrealized gain or (loss) (excluding the underlying foreign currency exposure being hedged)
		Three months ended
		April 2, 2016	April 4, 2015
		(in thousands)
Forward Contracts	Other Income (Expense)	$428	$(678)

		Six months ended
		April 2, 2016	April 4, 2015
		(in thousands)
Forward Contracts	Other Income (Expense)	$(586)	$(381)
Cash Flow Hedges
Our foreign exchange risk management program objective is to identify foreign exchange exposures and implement appropriate hedging strategies to minimize earnings fluctuations resulting from foreign exchange rate movements. We designate certain foreign exchange forward contracts as cash flow hedges of Euro, Yen and SEK denominated intercompany forecasted revenue transactions (supported by third party sales). All foreign exchange forward contracts are carried at fair value on the Consolidated Balance Sheets and the maximum duration of foreign exchange forward contracts does not exceed 13 months.
Cash flow hedge relationships are designated at inception, and effectiveness is assessed prospectively and retrospectively using regression analysis on a monthly basis. As the forward contracts are highly effective in offsetting changes to future cash flows on the hedged transactions, we record the effective portion of changes in these cash flow hedges in accumulated other comprehensive income and subsequently reclassify into earnings in the same period during which the hedged transactions are recognized in earnings. Changes in the fair value of foreign exchange forward contracts due to changes in time value are included in the assessment of effectiveness. Our derivatives are not subject to any credit contingent features. We manage credit risk with counterparties by trading among several counterparties and we review our counterparties’ credit at least quarterly.
As of April 2, 2016 and September 30, 2015, we had outstanding forward contracts designed as cash flow hedges with notional amounts equivalent to the following:

Currency Hedged	April 2, 2016	September 30, 2015
	(in thousands)
Euro / U.S. Dollar	$96,298	$—
Japanese Yen / U.S. Dollar	32,904	—
SEK / U.S. Dollar	14,627	—
Total	$143,829	$—
The following table shows the effect of the our derivative instruments designated as cash flow hedges in the Consolidated Statements of Operations for the three and six months ended April 2, 2016 and April 4, 2015 (in thousands):

Derivatives Designated as Hedging Instruments	Gain or (Loss)Recognized in OCI-Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income-Effective Portion	Gain or (Loss) Reclassified from OCI into Income-Effective Portion		Location of Gain or (Loss) Recognized-Ineffective Portion	Gain or (Loss) Recognized-Ineffective Portion
	Three Months Ended			Three Months Ended			Three Months Ended
	April 2, 2016	April 4, 2015		April 2, 2016	April 4, 2015		April 2, 2016	April 4, 2015
Forward Contracts	$(5,637)	$—	Software Revenue	$(13)	$—	Other Income (Expense)	$(37)	$—

	Six Months Ended			Six Months Ended			Six Months Ended
	April 2, 2016	April 4, 2015		April 2, 2016	April 4, 2015		April 2, 2016	April 4, 2015
Forward Contracts	$(3,994)	$—	Software Revenue	$833	$—	Other Income (Expense)	$(37)	$—

As of April 2, 2016, we estimated that approximately all values reported in accumulated other comprehensive income will be reclassified to income within the next twelve months.
In the event the underlying forecast transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge would be immediately reclassified to “Other Income (Expense)” on the Consolidated Statements of Operations. For the three and six months ended April 2, 2016, there were no such gains or losses.
The following table shows our derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheets:

	Fair Value of Derivatives Designated As Hedging Instruments		Fair Value of Derivatives Not Designated As Hedging Instruments
	April 2, 2016	September 30, 2015	April 2, 2016	September 30, 2015
	(in thousands)		(in thousands)
Derivative assets (a):
Forward Contracts	$—	$—	$669	$507
Derivative liabilities (b):
Forward Contracts	$4,862	$—	$1,187	$46
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
The following table sets forth the offsetting of derivative assets as of April 2, 2016:

	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of April 2, 2016	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Forward Contracts	$669	$—	$669	$(669)	$—	$—

The following table sets forth the offsetting of derivative liabilities as of April 2, 2016:

	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of April 2, 2016	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
Forward Contracts	$6,049	$—	$6,049	$(669)	$—	$5,380
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
The revenue and operating income attributable to our operating segments are summarized as follows:

	Three months ended		Six months ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015

Revenue:
Total Software Products segment revenue	$210,061	$240,951	$435,598	$487,942
Total Services segment revenue	62,566	73,168	128,046	151,619
Total revenue	$272,627	$314,119	$563,644	$639,561
Operating income (loss): (1)
Software Products segment	$109,165	$134,580	$216,811	$283,625
Services segment	14,321	3,178	33,640	16,378
Sales and marketing expenses	(87,850)	(94,942)	(186,180)	(182,549)
General and administrative expenses	(33,878)	(38,828)	(75,806)	(75,835)
Total operating income (loss)	1,758	3,988	(11,535)	41,619
Interest and other expense, net	(5,327)	(3,601)	(11,580)	(6,825)
Income (loss) before income taxes	$(3,569)	$387	$(23,115)	$34,794

(1)
We recorded restructuring charges of $4.6 million and $41.7 million in the second quarter and first six months of 2016. Software Products included $3.7 million and $16.8 million, respectively; Services included $0.2 million and $5.0 million, respectively; sales and marketing expenses included $0.7 million and $16.6 million, respectively; and general and administrative expenses included $0.0 million and $3.3 million, respectively, of these restructuring charges. We recorded restructuring charges of $38.5 million in the second quarter of 2015. Software Products included $10.0 million; Services included $11.0 million; sales and marketing expenses included $12.9 million; and general and administrative expenses included $4.6 million of these restructuring charges. We recorded a credit to restructuring of $0.3 million in the first quarter of 2015 which is included in the Services segment.

11. Income Taxes
In the second quarter and first six months of 2016, our effective tax rate was (45)% on a pre-tax loss of $3.6 million and (26)% on a pre-tax loss of $23.1 million, respectively, compared to (1,293)% on pre-tax income of $0.4 million and (3)% on pretax income of $34.8 million in the second quarter and first six months of 2015, respectively. In the second quarter and first six months of 2016 and 2015, our effective tax rate was lower than the 35% statutory federal income tax rate due to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland. In 2016 and 2015, the foreign rate differential predominantly relates to these Irish earnings. Our foreign rate differential in 2016 and 2015 includes a rate benefit from a business realignment completed on September 30, 2014 in which intellectual property was transferred between two wholly-owned foreign subsidiaries. The realignment allows us to more efficiently manage the distribution of our products to European customers. For the second quarter and first six months of 2016 and 2015, this realignment resulted in a tax benefit of approximately $4 million and $7 million, and $4 million and $8 million, respectively. Additionally, in the first six months of 2016 and 2015 our provision reflects a tax benefit of $2.6 million and $2.1 million, respectively, related to a retroactive extension of the U.S. research and development tax credit enacted in the first quarter of 2016 and 2015. In the first six months of 2016 and 2015, this benefit was offset by a corresponding provision to increase our U.S. valuation allowance. In addition, in the second quarter and first six months of 2015, we recorded a tax benefit of $3.1 million related to the reassessment of our reserve requirements, and a benefit of $1.4 million in conjunction with the reorganization of our Atego U.S. subsidiaries.
As of April 2, 2016 and September 30, 2015, we had unrecognized tax benefits of $14.9 million and $14.1 million, respectively. If all of our unrecognized tax benefits as of April 2, 2016 were to become recognizable in the future, we would record a benefit to the income tax provision of $13.3 million which would be partially offset by an increase in the U.S. valuation allowance of $4.7 million.
Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates. We believe it is reasonably possible that within the next 12 months the amount of unrecognized tax benefits related to the resolution of multi-jurisdictional tax positions could be reduced by up to $4.0 million as audits close and statutes of limitations expire.
12. Debt
Credit Agreement
In November 2015, we entered into a multi-currency credit facility with a syndicate of sixteen banks for which JPMorgan Chase Bank, N.A. acts as Administrative Agent. This credit facility amended and restated in its entirety our credit facility described in Note H of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. We expect to use the credit facility for general corporate purposes, including acquisitions of businesses, share repurchases and working capital requirements. As of April 2, 2016, the fair value of our credit facility approximates its book value.
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
PTC and certain eligible foreign subsidiaries are eligible borrowers under the credit facility. Any borrowings by PTC Inc. under the credit facility would be guaranteed by PTC Inc.’s material domestic subsidiaries that become parties to the subsidiary guaranty, if any. As of the filing of this Form 10-Q, there are no subsidiary guarantors of the obligations under the credit facility. Any borrowings by eligible foreign subsidiary borrowers would be guaranteed by PTC Inc. and any subsidiary guarantors.  As of the filing of this Form 10-Q, no amounts under the credit facility have been borrowed by an eligible foreign subsidiary borrower. In addition, PTC and certain of its material domestic subsidiaries' owned property (including equity interests) is subject to first priority perfected liens in favor of the lenders of this credit facility. 100% of the voting equity interests of certain of PTC’s domestic subsidiaries and 65% of its material first-tier foreign subsidiaries are pledged as collateral for the obligations under the credit facility.
As of April 2, 2016, we had $838.1 million in loans outstanding under the credit facility. Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by PTC as described below. As of April 2, 2016, the weighted average annual interest rate for borrowing outstanding was 2.1%. Interest rates on borrowings outstanding under the credit facility range from 1.25% to 1.75% above an adjusted LIBO rate for Euro currency borrowings or would range from 0.25% to 0.75% above the defined base rate (the greater of the Prime Rate, the FRBNY rate plus 0.5%, or an adjusted LIBO rate plus 1%) for base rate borrowings, in each case based upon PTC’s total leverage ratio. Additionally, PTC may borrow certain foreign currencies at rates set in the same range above the respective London interbank offered interest rates for those currencies, based on PTC’s total leverage ratio. A quarterly commitment fee on the undrawn portion of the credit facility is required, ranging from 0.175% to 0.30% per annum, based upon PTC’s total leverage ratio.
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

As of April 2, 2016, our total leverage ratio was 3.12 to 1.00, our fixed charge coverage ratio was 8.70 to 1.00 and we were in compliance with all financial and operating covenants of the credit facility.
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
13. Commitments and Contingencies
Legal and Regulatory Matters
China Investigations
In the second quarter of 2016, we and our China subsidiaries paid an aggregate of $28.2 million to the U.S. Securities and Exchange Commission (SEC) and the Department of Justice (DOJ) to resolve a previously disclosed investigation concerning expenditures by our business partners in China and by our China business. We recorded a liability of $28.2 million in 2015 as a result of an agreement in principle to settle the matter with these agencies. This resolution has been followed by certain additional proceedings, described further below, and could have other collateral effects on our business in China, the United States and elsewhere that could materially adversely affect our financial condition and results of operations.
The China Administration for Industry and Commerce ("China AIC") recently initiated an investigation at our China subsidiary related to the China FCPA Investigation, but not necessarily limited to the China FCPA Investigation.  The China AIC is authorized to issue fines and assess other civil penalties.  We are unable to predict the outcome of this matter, which could include fines or other sanctions that could be material.
Legal Proceedings
On March 7, 2016, a lawsuit was filed against us and certain of our current and former officers and directors in the U.S. District Court for the District of Massachusetts by a shareholder on behalf of himself and purportedly on behalf of other shareholders who purchased our stock during the period November 24, 2011 through July 29, 2015. The lawsuit, which seeks unspecified damages, alleges that, during that period, PTC’s public disclosures concerning the SEC and DOJ China FCPA Investigation were false and/or misleading and/or failed to disclose certain alleged facts. We intend to contest the action vigorously. We cannot predict the outcome of this action nor when it will be resolved. If the plaintiff(s) were to prevail in the litigation, we could be liable for damages, which could be material and could adversely affect our financial condition or results of operations.
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
Accruals
With respect to legal proceedings and claims, we record an accrual for a contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. For legal proceedings and claims for which the likelihood that a liability has been incurred is more than remote but less than probable, we estimate the range of possible outcomes. As of April 2, 2016, we had a legal proceedings and claims accrual of $0.6 million.

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
15. Subsequent Events
Contingent Earn-Out Payment
The ThingWorx contingent earn-out second year payment criteria were attained in the first quarter of fiscal 2016. As such, the remaining $9 million of the total contingent consideration was paid on April 6, 2016.
Debt Offering
On May 2, 2016, we commenced an offering of $500 million of senior notes due 2024. On May 4, 2016, we priced the notes at a coupon rate of 6.000%, and we expect to complete the offering on May 12, 2016. Interest will accrue from May 12, 2016, and will be payable twice a year with the first payment due on November 15, 2016. We will use the net proceeds from the sale of the notes to repay a portion of the amounts outstanding under our senior credit facility.
We expect to incur approximately $6.7 million of fees and expenses in connection with the offering including underwriting discounts and commissions and estimated offering expenses. These costs will be deferred and amortized to expense over the life of the debt.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not historic facts, including statements about our future financial and growth expectations, the development of our products and markets, adoption of subscription licensing by our customers, and adoption of our solutions and future purchases by customers, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. These risks include: macroeconomic and/or global manufacturing climates may not improve or may deteriorate; customers may not purchase our solutions when or at the rates we expect; our businesses, including our Technology Platform and SLM businesses, may not expand and/or generate the revenue we expect; our market size and growth estimates may be incorrect and that we may be unable to grow our business at or in excess of market growth rates; new products released and planned products, including Technology Platform-enabled core products, may not generate the revenue we expect or be released as we expect; foreign currency exchange rates may vary from our expectations and thereby affect our reported revenue and expense; the mix of revenue between license, subscription, support and professional services could be different than we expect, which could impact our earnings per share results and cash flows; our customers may purchase more of our solutions as subscriptions than we expect, which would adversely affect near-term revenue, operating margins and earnings per share; customers may not purchase subscriptions at the rate we expect, which could affect our longer-term business projections; sales of our solutions as subscriptions may not have the longer-term positive effect on revenue that we expect; our workforce realignment may adversely affect our operations and may not achieve the expense savings we expect; we may be unable to generate sufficient operating cash flow to return 40% of free cash flow to shareholders and other uses of cash could preclude share repurchases; the settlements with the U.S. Securities and Exchange Commission and the U.S. Department of Justice to resolve our Foreign Corrupt Practices Act investigation in China (the “China FCPA Investigation”) may have collateral effects on our business in China, the U.S. or elsewhere; we may incur material damages in connection with a recently-filed securities law lawsuit concerning disclosures about the China FCPA Investigation; and material fines and penalties may be assessed against us in connection with the investigation by the China Administration for Industry and Commerce; and we may not close the sale of the $500 million senior notes when or as we expect; as well as other risks and uncertainties described below throughout or referenced in Part II, Item 1A. Risk Factors of this report.
Operating and Non-GAAP Measures

Our discussion of results includes discussion of our operating measures (including “subscription bookings” and “license and subscription bookings”) and non-GAAP measures. You can find an explanation of these measures in Results of Operations - Subscription Measures and Results of Operations - Non-GAAP Measures below.
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
Executive Overview
In the second quarter of 2016, we saw an acceleration in the adoption of subscription licensing by our customers, including the conversion by some customers of their support contracts into subscriptions. Subscription bookings as a percentage of license and subscription bookings grew to 54% for the second quarter of 2016, up from 28% in the first quarter of 2016 and up from 14% in the second quarter of 2015. License and subscription bookings grew 25% in the second quarter over the first quarter of 2016, with license and subscription bookings of $86 million in the second quarter of 2016, and grew 6% over the second quarter of 2015. Our success with our subscription initiative contributed to the decline in both revenue, including perpetual license revenue, and earnings in the second quarter of 2016.
We also delivered growth in our Technology Platform business, both with new customers and expansion with existing customers. The Technology Platform business represented 43% of our subscription revenue in both the second quarters of 2016 and 2015, and 46% of our subscription revenue in the first six months of 2016, up from 42% in the first six months of 2015.
Approximately 68% and 67% of our revenue in the second quarter and first six months of 2016 came from recurring revenue streams, respectively, compared to 59% in both the second quarter and first six months of 2015. Approximately 80% of our software revenue in both the second quarter and first six months of 2016 came from recurring revenue streams, compared to 72% and 74% in the comparable year-ago periods.
Results for the Second Quarter
Revenue was down year over year due to:

•	a higher mix of subscription revenue in 2016 compared to 2015 as we transition from selling perpetual licenses to a subscription-based licensing model,

•	a decline in professional services revenue of 18%, consistent with our strategy to migrate more service engagements to our partners,

•	a challenging macroeconomic environment; and

•	the impact of foreign currency exchange rates on our reported revenue due to an increase in the strength of the U.S. Dollar relative to international currencies, most notably the Euro and the Yen.

	Three Months Ended			Constant Currency Change	Six Months Ended			Constant Currency Change
	April 2, 2016	April 4, 2015			April 2, 2016	April 4, 2015
Revenue			Change				Change
	(in millions)				(in millions)
Subscription	$23.7	$15.8	50%	54%	$45.8	$30.0	53%	59%
Support	160.6	168.7	(5)%	(2)%	332.4	350.4	(5)%	—%
Total recurring software revenue	184.3	184.5	—%	3%	378.2	380.3	(1)%	4%
Perpetual license	39.7	70.2	(43)%	(42)%	87.5	134.9	(35)%	(32)%
Total software revenue	224.0	254.7	(12)%	(9)%	465.7	515.3	(10)%	(5)%
Professional services	48.7	59.4	(18)%	(15)%	98.0	124.3	(21)%	(16)%
Total revenue	$272.6	$314.1	(13)%	(10)%	$563.6	$639.6	(12)%	(7)%

	Three Months Ended			Constant Currency Change	Six Months Ended			Constant Currency Change
	April 2, 2016	April 4, 2015			April 2, 2016	April 4, 2015
Other Operating Measures			Change				Change

Operating Margin	0.6%	1.3%			(2.0)%	6.5%
Earnings (Loss) Per Share	$(0.05)	$0.05	(197)%	(168)%	$(0.25)	$0.31	(183)%	(165)%

Non-GAAP Operating Margin(1)	14.0%	23.4%			17.8%	22.4%
Non-GAAP EPS(1)	$0.23	$0.53	(57)%	(55)%	$0.74	$1.03	(29)%	(21)%
(1) Non-GAAP measures are reconciled to GAAP results under Results of Operations - Non-GAAP Measures below.

Operating margins reflect lower revenue, partially offset by reductions in operating expenses driven by cost savings from restructuring actions. Our GAAP earnings also reflect restructuring charges of $42 million for the six months ended April 2, 2016, compared to $38 million for the six months ended April 4, 2015. Unfavorable changes in currency resulted in an increase in our GAAP loss per share of approximately $0.01 and $0.06 for the second quarter and first six months of 2016, respectively. Both GAAP and non-GAAP EPS benefited from a lower tax rate.
We ended the quarter with a cash balance of $368 million. We generated $49 million of cash from operations in the second quarter of 2016, which was net of $28 million paid to resolve the FCPA investigation in China described below and $25 million of restructuring payments. We drew $120 million on our credit facility in the second quarter of 2016, $100 million of which was used to fund the acquisition of Kepware, with the remainder used for general corporate purposes. At April 2, 2016, the balance outstanding under our credit facility was $838 million.
Restructuring
On October 23, 2015, we initiated a plan to restructure our workforce and consolidate select facilities in order to reduce our cost structure and to realign our investments with our identified growth opportunities. The restructuring resulted in a charge of $37 million in the first quarter of 2016 and $4 million in the second quarter of 2016, which is primarily attributable to termination benefits associated with 481 employees. In the second quarter of 2015, we recorded a charge of $38 million attributable to termination benefits associated with 411 employees.
Acquisitions
We closed two acquisitions in the first six months of 2016, both of which enhanced our Technology Platform portfolio.
On November 3, 2015, we acquired the Vuforia business from Qualcomm Connected Experiences, Inc., a subsidiary of Qualcomm Incorporated, for approximately $65 million in cash (net of cash acquired of $4.5 million). At the time of the acquisition, Vuforia had approximately 80 employees and historical annualized revenues were not material.
On January 12, 2016, we acquired Kepware Inc., a software development company that provides communications connectivity to industrial automation environments, for approximately $99 million in cash, net of cash acquired, and up to $18 million of contingent earn-out. At the time of the acquisition, Kepware had approximately 115 employees and historical annualized revenues of approximately $20 million.
Future Expectations, Strategies and Risks
The slowdown in the global manufacturing industry, uncertainty about the economic environment, the strong U.S. Dollar, and our transition to a subscription model were headwinds for revenue and earnings growth in the second quarter and first half of 2016. We anticipate that the macroeconomic conditions impacting spending among discrete manufacturing customers that faced PTC in the second half of 2015 will persist into 2016, particularly in the Americas and China.
On May 2, 2016, we commenced an offering of $500 million of senior notes due 2024. On May 4, 2016, we priced the notes at a coupon rate of 6.000% and we expect to complete the offering on May 12, 2016. We will use the net proceeds from the sale of the notes to repay a portion of the amounts outstanding under our senior credit facility. Based on these assumptions, we expect our interest expense (including amortization of debt issuance costs on the new notes) will increase.
For 2016, we have three overriding goals: 1) drive sustainable growth, 2) expand our subscription-based licensing, and 3) continue to control costs and improve margins.
Sustainable Growth
Our goals for overall growth are predicated on continuing to expand our Technology Platform footprint and making structural changes to our business to improve operational performance and increase growth potential for both our Technology Platform solutions and our core solutions. For 2016, we reorganized the company into two main business units: the Solutions Group (comprised of our core CAD, ePLM and SLM business) and the Technology Platform Group (comprised of our IoT, analytics and augmented reality business). This new structure facilitates appropriate focus on both our core business and the Technology Platform business. We expect to continue to invest in our businesses to support their growth.
Subscription
A majority of our software sales to date have been perpetual licenses, under which customers license our software in perpetuity and revenue is recognized at the time of sale. Due to evolving customer preferences, our plan to increase our recurring revenue base, and acquisitions we have made in the Technology Platform and cloud services space, we began offering our products under a subscription license model in 2015. A growing percentage of our business now consists of subscription licenses for which revenue is recognized ratably over time. Under a subscription, customers pay a periodic fee to license our software over a specified period of time, including access to technical support. Beginning October 1, 2015 we launched the second phase of our subscription program with the goal of accelerating our transition to a predominantly subscription-based licensing model. To drive that acceleration, we launched new pricing and packaging for subscriptions and new sales incentive compensation plans. We also launched a program for our existing customers to convert their support contracts to subscription contracts. We expect there will be greater opportunities for the remainder of 2016 and into 2017 than in subsequent years to convert existing support and term license contracts into subscription contracts due to the cyclicality of certain of those contracts.
We are targeting that by 2018 a significant majority of our license and solutions (L&S) bookings could be subscription. In 2016, we expect subscription bookings as a percentage of L&S bookings will be approximately 44%, up from 17% in 2015. If a greater percentage of our customers elect our subscription offering in 2016 than our base case assumption, it will have an adverse impact on revenue, operating margin, cash flow and EPS growth relative to our expectations. In addition, subscription orders may be smaller in size than perpetual deals.
Cost Controls and Margin Expansion
We continue to proactively manage our cost structure and invest in what we believe are the highest return opportunities in our business. Our goal is to drive continued margin expansion over the long term. To that end, in October 2015, we committed to a plan to restructure approximately 8% of our workforce and consolidate select facilities in order to reduce our cost structure and to realign our investments with our identified growth opportunities. The restructuring is expected to result in a charge of up to $50 million, of which $41.4 million was recorded in the first half of 2016 and the remainder is expected to be recorded in the second half of 2016. We expect that the expense reductions will be offset by planned cost increases, investments in our business and the anticipated effects of foreign currency fluctuations, which effect is contemplated in our most recent financial targets for fiscal 2016.
Resolution of previously disclosed FCPA investigation in China
On February 16, 2016, we announced that we had entered into an agreement with the SEC and that our China subsidiaries had entered into an agreement with the DOJ to resolve our previously disclosed FCPA investigation pertaining to expenditures by certain former employees and business partners in China between 2006 and 2011 that benefited employees of customers regarded as state owned enterprises in China (the “China FCPA Investigation”). In the second quarter of 2016, we paid $28.2 million in the aggregate to those agencies in connection with those settlements. Settlement of this matter could have collateral effects on our business in China, the United States and elsewhere that could materially adversely affect our financial condition and results of operations.
Lawsuit concerning disclosures about the China FCPA Investigation
On March 7, 2016, a lawsuit was filed against us and certain of our current and former officers and directors in the U.S. District Court for the District of Massachusetts by a shareholder on behalf of himself and purportedly on behalf of other shareholders who purchased our stock during the period November 24, 2011 through July 29, 2015. The lawsuit alleges that, during that period, PTC’s public disclosures concerning the China FCPA Investigation described above were false and/or misleading and/or failed to disclose certain alleged facts. We intend to contest the action vigorously. We cannot predict the outcome of this action nor when it will be resolved. If the plaintiff(s) were to prevail in the litigation, we could be liable for damages, which could be material and could adversely affect our financial condition or results of operations.
Investigation by China Administration for Industry and Commerce
On March 2, 2016, the China Administration for Industry and Commerce (“China AIC”) initiated an investigation at our China subsidiary related to the China FCPA Investigation, but not necessarily limited to the China FCPA Investigation. The China AIC is authorized to issue fines and assess other civil penalties. We are unable to predict the outcome of this matter, which could include fines or other sanctions that could be material and could adversely affect our financial condition or results of operations.
Results of Operations
The following table shows the financial measures that we consider the most significant indicators of the performance of our business. In addition to operating income, operating margin, and diluted earnings per share as calculated under GAAP, the table also includes non-GAAP operating income, operating margin, and diluted earnings per share for the reported periods. We discuss the non-GAAP measures in detail, including items excluded from the measures, and provide a reconciliation to the comparable GAAP measures under Non-GAAP Measures below.

	Three months ended		Percent Change 2015 to 2016		Six months ended		Percent Change 2015 to 2016
	April 2, 2016	April 4, 2015	Actual	Constant Currency	April 2, 2016	April 4, 2015	Actual	Constant Currency
	(Dollar amounts in millions, except per share data)				(Dollar amounts in millions, except per share data)
Subscription	$23.7	$15.8	50%	54%	$45.8	$30.0	53%	59%
Support	160.6	168.7	(5)%	(2)%	332.4	350.4	(5)%	—%
Total recurring software revenue	184.3	184.5	—%	3%	378.2	380.3	(1)%	4%
Perpetual license	39.7	70.2	(43)%	(42)%	87.5	134.9	(35)%	(32)%
Total software revenue	224.0	254.7	(12)%	(9)%	465.7	515.3	(10)%	(5)%
Professional services	48.7	59.4	(18)%	(15)%	98.0	124.3	(21)%	(16)%
Total revenue	272.6	314.1	(13)%	(10)%	563.6	639.6	(12)%	(7)%
Total cost of revenue	80.2	86.1	(7)%		160.3	179.0	(10)%
Gross margin	192.4	228.1	(16)%		403.3	460.6	(12)%
Operating expenses	190.7	224.1	(15)%		414.8	418.9	(1)%
Total costs and expenses	270.9	310.1	(13)%	(10)%	575.2	597.9	(4)%	—%
Operating income (loss)	$1.8	$4.0	(56)%	(29)%	(11.5)	$41.6	(128)%	(116)%
Non-GAAP operating income (1)	$38.3	$73.8	(48)%	(46)%	$100.4	$143.6	(30)%	(24)%
Operating margin	0.6%	1.3%			(2.0)%	6.5%
Non-GAAP operating margin (1)	14.0%	23.4%			17.8%	22.4%
Diluted earnings (loss) per share	$(0.05)	$0.05			$(0.25)	$0.31
Non-GAAP diluted earnings per share (2)	$0.23	$0.53			$0.74	$1.03
Cash flow from operations	$48.9	$92.0			$110.1	$105.6
(1) See Non-GAAP Measures below for a reconciliation of or GAAP results to our non-GAAP results.
(2) We have recorded a full valuation allowance against our U.S. net deferred tax assets and a valuation allowance against net deferred tax assets in certain foreign jurisdictions. As we are profitable on a non-GAAP basis, the 2016 and 2015 non-GAAP tax provisions are being calculated assuming there is no valuation allowance. Income tax adjustments for the three and six months ended April 4, 2015 reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above. However, for the six months ended April 2, 2016, because of low expected full year GAAP earnings combined with the relatively large year-to-date GAAP loss, the non-GAAP provision for the second quarter and first six months of 2016 calculated based on our historical methodology is not reflective of our full year expected non-GAAP tax rate. As a result, in the second quarter we changed our methodology for calculating our non-GAAP tax provision. For the six months ended April 2, 2016, our non-GAAP tax provision is based on our annual expected non-GAAP tax rate applied to our year-to-date non-GAAP earnings.

Subscription Measures
Given the difference in revenue recognition between the sale of a perpetual software license (revenue is recognized at the time of sale) and a subscription (revenue is deferred and recognized ratably over the subscription term), we use bookings for internal planning, forecasting and reporting of new license and cloud services transactions.
Bookings
In order to normalize between perpetual and subscription licenses, we define subscription bookings as the subscription annualized contract value (subscription ACV) of new subscription bookings multiplied by a conversion factor of 2. We arrived at the conversion factor of 2 by considering a number of variables, including pricing, support, length of term, and renewal rates. We define subscription ACV as the total value of a new subscription booking divided by the term of the contract (in days), multiplied by 365. If the term of the subscription contract is less than a year, the ACV is equal to the total contract value.
License and subscription bookings equal subscription bookings (as described above) plus perpetual license bookings plus any monthly software rental bookings during the period. Total ACV equals subscription ACV (as described above) plus the annualized value of incremental monthly software rental bookings during the period.
Because subscription bookings is a metric we use to approximate the value of subscription sales if sold as perpetual licenses, it does not represent the actual revenue that will be recognized with respect to subscription sales or that would be recognized if the sales had been perpetual licenses, nor does the annualized value of monthly software rental bookings represent the value of any such booking.
Subscription bookings were 54% and 42% of license and subscription bookings in the second quarter and first six months of 2016, respectively, compared to 14% and 16%in the year ago periods.
Annualized Recurring Revenue (ARR)
Annualized Recurring Revenue (ARR) for a given quarter is calculated by dividing the non-GAAP subscription and support software revenue for the quarter by the number of days in the quarter and multiplying by 365. ARR should be viewed independently of revenue and deferred revenue as it is an operating measure and is not intended to be combined with or to replace either of those items. ARR is not a forecast and does not include perpetual license or professional services revenues.
ARR was approximately $742 million for the second quarter of 2016, which increased approximately 3% on a constant currency basis compared to the second quarter of fiscal 2015.
Impact of Foreign Currency Exchange on Results of Operations
Approximately two-thirds of our revenue and half of our expenses are transacted in currencies other than the U.S. Dollar. Because we report our results of operations in U.S. Dollars, currency translation, particularly changes in the Euro and Yen relative to the U.S. Dollar, affects our reported results. If actual results for the second quarter and first six months of 2016 had been converted into U.S. Dollars based on the foreign currency exchange rates in effect for the second quarter and first six months of 2015, revenue would have been higher by $8.8 million and $30.0 million, respectively, costs and expenses would have been higher by $7.7 million and $24.2 million, respectively, and operating income would have been higher by $1.1 million and $5.8 million, respectively. Our constant currency disclosures are calculated by multiplying the actual results for the first six months of 2016 by the exchange rates in effect for the first six months of 2015.
Revenue from Acquired Businesses
The results of operations of acquired businesses (Kepware, January 2016; Vuforia, November 2015; and ColdLight, May 2015) have been included in our consolidated financial statements beginning on their respective acquisition dates. Kepware contributed approximately $5 million to our revenue in the second quarter of 2016.
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

Revenue by Line of Business	% of Total Revenue		% of Total Revenue
	Three months ended		Six months ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Subscription	9%	5%	8%	5%
Support	59%	54%	59%	55%
Perpetual license	15%	22%	16%	21%
Professional services	18%	19%	17%	19%

Revenue by Group	Three months ended				Six months ended
			Percent Change				Percent Change
	April 2, 2016	April 4, 2015	Actual	Constant Currency	April 2, 2016	April 4, 2015	Actual	Constant Currency
	(Dollar amounts in millions)				(Dollar amounts in millions)
Solutions Group
Subscription	$13.5	$9.0	51%	57%	$24.9	$17.3	44%	53%
Support	157.8	167.6	(6)%	(3)%	327.6	348.2	(6)%	(1)%
Total recurring software revenue	171.3	176.5	(3)%	—%	352.5	365.5	(4)%	1%
Perpetual license	35.4	69.4	(49)%	(47)%	82.8	132.0	(37)%	(34)%
Total software revenue	206.7	246.0	(16)%	(13)%	435.3	497.5	(13)%	(8)%
Professional services	46.7	58.7	(20)%	(17)%	93.9	123.1	(24)%	(18)%
Total revenue	$253.4	$304.7	(17)%	(14)%	$529.2	$620.6	(15)%	(10)%
Technology Platform Group
Subscription	$10.1	$6.8	49%	51%	$20.9	$12.7	65%	67%
Support	2.8	1.2	141%	142%	4.8	2.1	126%	129%
Total recurring software revenue	13.0	8.0	63%	64%	25.7	14.8	74%	76%
Perpetual license	4.3	0.8	465%	465%	4.7	3.0	58%	58%
Total software revenue	17.3	8.7	98%	99%	30.4	17.8	71%	73%
Professional services	1.9	0.7	174%	178%	4.1	1.2	232%	240%
Total revenue	$19.2	$9.4	104%	105%	$34.4	$19.0	81%	83%
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
Solutions Group
The decline in software revenue for the first six months (particularly CAD and PLM) was driven by a higher mix of subscription bookings, unfavorable foreign currency rate changes and macroeconomic conditions, particularly in the U.S. and China. The Solutions Group had fewer large deals in a macroeconomic environment that continues to be weak, which we believe has impacted spending among discrete manufacturing customers. We believe the increase of subscriptions could result in fewer large deals as subscription transactions tend to be smaller in size than perpetual license revenue transactions.
Technology Platform Group
The Technology Platform group delivered revenue growth in the second quarter and first six months of 2016, including a $4.7 million contribution from Kepware, which we acquired on January 12, 2016.
Professional Services Revenue Performance
Consulting and training services engagements typically result from sales of new perpetual licenses and subscriptions, particularly of our ePLM and SLM solutions. The decline in professional services revenue in the second quarter and first six months of 2016 was due in part to strong growth in bookings by our service partners, which is in line with our strategy for professional services revenue to trend flat-to-down over time as we expand our service partner program under which service engagements are referred to third party service providers. Additionally, over time, we anticipate offering solutions that require less services. As a result, we do not expect that professional services revenue will increase proportionately with software revenue. Foreign currency exchange rates negatively impacted professional services revenue by $1.9 million and $6.8 million in the second quarter of 2016 and first six months of 2016, respectively.
Revenue by Geographic Region

	Three months ended		Percent Change		Six months ended		Percent Change
	April 2, 2016	April 4, 2015	Actual	Constant Currency	April 2, 2016	April 4, 2015	Actual	Constant Currency
	(Dollar amounts in millions)				(Dollar amounts in millions)
Software revenue by region:
Americas	$98.6	$105.1	(6)%	(6)%	$206.7	$213.4	(3)%	(3)%
Europe	$80.4	$88.3	(9)%	(3)%	$166.4	$189.9	(12)%	(4)%
Pacific Rim	$23.5	$28.3	(17)%	(12)%	$49.1	$58.5	(16)%	(11)%
Japan	$21.6	$33.0	(35)%	(34)%	$43.5	$53.5	(19)%	(15)%

	Three months ended		Six months ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Total revenue by region as a % of total revenue:
Americas	43%	42%	43%	42%
Europe	37%	35%	37%	37%
Pacific Rim	10%	10%	10%	11%
Japan	9%	12%	9%	10%

A significant percentage of our annual revenue comes from large customers in the broader manufacturing space. As a result, software revenue growth in our core CAD and ePLM products historically has correlated to growth in broader measures of the global manufacturing economy, including GDP, industrial production and manufacturing PMI.
The decreases in revenue in the second quarter and first six months of 2016, compared to the second quarter and first six months of 2015, were driven by a higher mix of subscription bookings and the impact of currency movements on reported revenue, particularly the Euro and Yen. We believe that continued macroeconomic headwinds in the U.S. and China also contributed to a decrease in revenue performance year over year.
Americas
The decrease in revenue in the Americas in the second quarter of 2016 compared to the second quarter of 2015 consisted of decreases of 46% and 2% in perpetual license revenue and support revenue (primarily PLM), respectively, partially offset by an increase in subscription revenue of 39%. The decrease in revenue in Americas in the first six months of 2016 compared to the first six months of 2015 consisted of decreases of 33% and 2% in perpetual license revenue and support revenue (primarily PLM), respectively, partially offset by an increase in subscription revenue of 51%.
Europe
Revenue in Europe in the second quarter of 2016 compared to the second quarter of 2015 consisted of a decrease in perpetual license revenue of 34% (31% on a constant currency basis) and a decrease in support revenue of 7% (decrease of 1% on a constant currency basis), partially offset by an increase in subscription revenue of 60% (70% on a constant currency basis). Revenue in Europe in the first six months of 2016 compared to the first six months of 2015 consisted of a decrease in perpetual license revenue of 38% (32% on a constant currency basis) and a decrease in support revenue of 9% (flat on a constant currency basis), partially offset by an increase in subscription revenue of 49% (62% on a constant currency basis).
Total software revenue declined primarily due to PLM and CAD declines; however, Technology Platform software revenue performed well in the quarter.
Changes in foreign currency exchange rates, particularly the Euro, reduced software revenue in Europe by $5.2 million in the second quarter of 2016 compared to the second quarter of 2015.
Pacific Rim
Revenue in the Pacific Rim in the second quarter of 2016 compared to the second quarter of 2015 reflected a decrease of 24% in perpetual license (19% on a constant currency basis) and a decrease of 14% in support (9% on a constant currency basis), partially offset by an increase of 367% in subscription revenue. Changes in foreign currency exchange rates unfavorably impacted revenue in the Pacific Rim by $1.7 million in the second quarter of 2016. Revenue in the Pacific Rim in the first six months of 2016 compared to the first six months of 2015 consisted of a decrease in perpetual license of 25% (21% on a constant currency basis) and a decrease of 9% in support (4% on a constant currency basis), partially offset by an increase of 248% in subscription revenue.

Total Pacific Rim bookings were down year over year, particularly in CAD and PLM, but we had strong bookings growth in the Technology Platform business. The challenging macro environment continues in the region, most notably in China.
Revenue from China was 4% of revenue in both the second quarter of 2016 and the second quarter of 2015, and decreased 21% and 18% in the second quarter and first six months of 2016, respectively, as compared to the second quarter and first six months of 2015.
Japan
Revenue in Japan in the second quarter of 2016 compared to the second quarter of 2015 reflected an increase of 69% in subscriptions (70% on a constant currency basis), offset by a decrease of 68% in perpetual licenses (68% on a constant currency basis) and a decrease of 1% in support (flat on a constant currency basis). Revenue in Japan in the second quarter of 2015 reflected a higher number of large deals, including one perpetual license transaction of greater than $5 million. Revenue in Japan in the first six months of 2016 compared to the first six months of 2015 consisted of an increase of 67% in subscription (75% on a constant currency basis), offset by a decrease of 47% in perpetual licenses (44% on a constant currency basis) and a decrease of 2% in support (increase of 3% on a constant currency basis). Software revenue in Japan was down 19% from the first six months of 2015 due to declines in CAD and PLM, partially offset by increases in SLM
Changes in the Yen to U.S. Dollar exchange rate increased software revenue in Japan by $0.2 million and reduced software revenue by $2.0 million in the second quarter and first six months of 2016, respectively, compared to the second quarter and first six months of 2015.

Gross Margin	Three months ended			Six months ended
	April 2, 2016	April 4, 2015	Percent Change	April 2, 2016	April 4, 2015	Percent Change
	(Dollar amounts in millions)			(Dollar amounts in millions)
Gross margin	$192.4	$228.1	(16)%	$403.3	$460.6	(12)%
Non-GAAP gross margin	202.5	236.4	(14)%	422.2	477.5	(12)%
Gross margin as a % of revenue:
Software	82.8%	86.4%		83.8%	86.6%
Professional services	14.5%	13.3%		13.3%	11.7%
Gross margin as a % of total revenue	70.6%	72.6%		71.6%	72.0%
Non-GAAP gross margin as a % of total revenue	74.0%	75.0%		74.7%	74.4%
Gross margin as a percentage of total revenue in the second quarter and first six months of 2016 compared to the second quarter and first six months of 2015 reflects lower perpetual license revenue. Support revenue comprised 59% of our total revenue in the second quarter and first six months of 2016 compared to 54% and 55% in the second quarter and first six months of 2015, respectively.

	Three months ended			Six months ended
	April 2, 2016	April 4, 2015	Percent Change	April 2, 2016	April 4, 2015	Percent Change
	(Dollar amounts in millions)			(Dollar amounts in millions)
Costs and expenses:
Cost of software revenue	$38.6	$34.5	12%	$75.4	$69.2	9%
Cost of professional services revenue	41.6	51.5	(19)%	84.9	109.8	(23)%
Sales and marketing	87.2	83.9	4%	169.6	173.3	(2)%
Research and development	56.6	60.2	(6)%	114.3	121.3	(6)%
General and administrative	33.9	32.4	5%	72.5	67.5	7%
Amortization of acquired intangible assets	8.4	9.2	(8)%	16.7	18.6	(10)%
Restructuring charge	4.6	38.5		41.7	38.2
Total costs and expenses (1)	$270.9	$310.1	(13)%	$575.2	$597.9	(4)%
Total headcount at end of period	5,705	6,294	(9)%

(1)	On a constant currency basis, compared to the year-ago period, total costs and expenses for the second quarter and first six months of 2016 decreased 10% and remained flat, respectively.

Costs and expenses in the second quarter and first six months of 2016 compared to the second quarter and first six months of 2015 decreased primarily as a result of the following:

•
restructuring charges of $4.6 million and $41.7 million recorded in the second quarter and first six months of 2016, respectively, compared to $38.5 million and $38.2 million in the second quarter and first six months of 2015;

•
acquisition and pension termination-related costs, which were $2.5 million and $7.0 million lower in the second quarter and first six months of 2016, respectively, compared to the second quarter and first six months of 2015.

•	cost savings resulting from restructuring actions in 2015; and

•	foreign currency rates which favorably impacted costs and expenses in the second quarter and first six months of 2016 by $7.7 million and $24.2 million, respectively.
The decreases above were partially offset by increases due to:

•	costs from acquired businesses (ColdLight, Vuforia, and Kepware added approximately 255 employees at the date of the acquisitions);

•	an increase in stock-based compensation expense of $2.0 million and $14.0 million for the second quarter and first six months of 2016 compared to the second quarter and first six months of 2015;
•investments we are making in our Technology Platform business;

•	company-wide merit pay increases which were effective July 1, 2015; and

•
cash-based incentive compensation expense, which was higher by $5.7 million and $10.7 million in the second quarter of 2016 and in the first six months of 2016, respectively, compared to the second quarter and first six months of 2015.

Cost of Software Revenue	Three months ended			Six months ended
	April 2, 2016	April 4, 2015	Percent Change	April 2, 2016	April 4, 2015	Percent Change
	(Dollar amounts in millions)			(Dollar amounts in millions)
Cost of software revenue	$38.6	$34.5	12%	$75.4	$69.2	9%
% of total revenue	14%	11%		13%	11%
% of total software revenue	17%	14%		16%	13%
Software headcount at end of period	798	770	4%
Our cost of software revenue consists of fixed and variable costs associated with reproducing and distributing software and documentation, as well as royalties paid to third parties for technology embedded in or licensed with our software products, amortization of intangible assets associated with acquired products and costs to perform and support our cloud services business. Our cost of software revenue also includes costs such as salaries, benefits, and computer equipment and facilities associated with customer support and the release of support updates (including related royalty costs). Cost of software revenue as a percent of software revenue can vary depending on product mix sold, the effect of fixed and variable royalties, and the level of amortization of acquired software intangible assets. Amortization of acquired purchased software totaled $6.7 million and $4.7 million in the second quarters of 2016 and 2015, respectively, and $11.9 million and $9.5 million in the first six months of 2016 and 2015, respectively. In the second quarter and first six months of 2016, compared to the second quarter and first six months of 2015, total compensation, benefit costs and travel expenses increased 5% ($1.0 million) and 5% ($1.9 million), respectively.

Cost of Professional Services Revenue	Three months ended			Six months ended
	April 2, 2016	April 4, 2015	Percent Change	April 2, 2016	April 4, 2015	Percent Change
	(Dollar amounts in millions)			(Dollar amounts in millions)
Cost of professional services revenue	$41.6	$51.5	(19)%	$84.9	$109.8	(23)%
% of total revenue	15%	16%		15%	17%
% of total professional services revenue	85%	87%		87%	88%
Professional services headcount at end of period	981	1,241	(21)%

Our cost of professional services revenue includes costs such as salaries, benefits, and computer equipment and facilities for our training and consulting personnel, and third-party subcontractor fees. In the second quarter and first six months of 2016 compared to the second quarter and first six months of 2015, total compensation, benefit costs and travel expenses were down 24% ($9.2 million) and 26% ($20.6 million), respectively, and the cost of third-party consulting services was lower by 3% ($0.2 million) and 15% ($2.5 million), respectively. The decrease in both compensation-related costs and third-party consulting services is due to lower professional services revenue.

Sales and Marketing	Three months ended			Six months ended
	April 2, 2016	April 4, 2015	Percent Change	April 2, 2016	April 4, 2015	Percent Change
	(Dollar amounts in millions)			(Dollar amounts in millions)
Sales and marketing	$87.2	$83.9	4%	$169.6	$173.3	(2)%
% of total revenue	32%	27%		30%	27%
Sales and marketing headcount at end of period	1,373	1,458	(6)%
Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. In the second quarter and first six months of 2016, compared to the second quarter and first six months of 2015, total compensation, benefit costs and travel expenses were flat and lower by 4% ($6.1 million), respectively, which reflects lower salaries, offset by higher incentive-based compensation, including commissions. The decrease in sales and marketing headcount reflects restructuring actions offset by approximately 51 employees added from businesses acquired after the second quarter of 2015. Additionally, in the second quarter and first six months of 2016, compared to the second quarter and first six months of 2015, costs related to sales and marketing events and programs increased by $2.7 million and $1.6 million, respectively.

Research and Development	Three months ended			Six months ended
	April 2, 2016	April 4, 2015	Percent Change	April 2, 2016	April 4, 2015	Percent Change
	(Dollar amounts in millions)			(Dollar amounts in millions)
Research and development	$56.6	$60.2	(6)%	$114.3	$121.3	(6)%
% of total revenue	21%	19%		20%	19%
Research and development headcount at end of period	1,890	2,131	(11)%
Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Major research and development activities include developing new products and releases and updates of our software that enhance functionality and add features. In the second quarter and first six months of 2016, compared to the second quarter and first six months of 2015, total compensation, benefit costs and travel expenses were lower by 5% ($2.3 million) and 5% ($5.1 million), respectively. The decrease in research and development headcount reflects restructuring actions offset by approximately 132 employees added from businesses acquired after the second quarter of 2015.

General and Administrative	Three months ended			Six months ended
	April 2, 2016	April 4, 2015	Percent Change	April 2, 2016	April 4, 2015	Percent Change
	(Dollar amounts in millions)			(Dollar amounts in millions)
General and administrative	$33.9	$32.4	5%	$72.5	$67.5	7%
% of total revenue	12%	10%		13%	11%
General and administrative headcount at end of period	663	694	(4)%
Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources, legal and administrative functions, as well as acquisition-related charges, bad debt expense and outside professional services, including accounting and legal fees. The increase in general and administrative costs in the second quarter and first six months of 2016 compared to the second quarter and first six months of 2015 was primarily attributable to an increase in performance-based bonus and stock-based compensation of $4.1 million and $15.8 million, respectively. This increase was offset by a decrease in acquisition and pension plan termination-related costs of $2.5 million and $7.0 million, a decrease of salary, benefit costs and travel expenses of $0.6 million and $1.4 million and a decrease in costs for outside professional services of $0.1 million and $4.4 million for the second quarter and first six months of 2016, respectively, compared to the second quarter and first six months of 2015.

Amortization of Acquired Intangible Assets	Three months ended			Six months ended
	April 2, 2016	April 4, 2015	Percent Change	April 2, 2016	April 4, 2015	Percent Change
	(Dollar amounts in millions)			(Dollar amounts in millions)
Amortization of acquired intangible assets	$8.4	$9.2	(8)%	$16.7	$18.6	(10)%
% of total revenue	3%	3%		3%	3%
Amortization of acquired intangible assets reflects the amortization of acquired non-product related intangible assets, primarily customer and trademark-related intangible assets, recorded in connection with completed acquisitions. The decrease in amortization of acquired intangible assets in the second quarter of 2016 is due to certain intangibles becoming fully amortized, partially offset by an increase in amortization related to recent acquisitions.

Restructuring Charges	Three months ended		Six months ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
	(in millions)		(in millions)
Restructuring charges	$4.6	$38.5	$41.7	$38.2
On October 23, 2015, we committed to a plan to restructure our global workforce and consolidate select facilities in order to reduce our cost structure and to realign our investments with our identified growth opportunities. We expect the restructuring actions to result in a charge of up to $50 million in 2016, $4.4 million and $41.4 million of which were recorded in the second quarter and first six months of 2016, respectively, related to employee termination costs. The remaining charges are expected to be recorded predominantly in the third and fourth quarters of 2016. We expect that the expense reductions will be offset by planned cost increases, investments in our business and the anticipated effects of foreign currency fluctuations, which effect is contemplated in our most recent financial targets for fiscal 2016. Additionally, in the first six months of 2016, we recorded charges of $0.4 million related to the closure of excess facilities in connection with prior restructuring actions.
In the first six months of 2016, we made cash payments related to restructuring charges of $41.8 million, compared to $22.7 million in the first six months of 2015. At April 2, 2016, accrued restructuring was $15.5 million, which we expect to pay within the next twelve months.

Interest and Other Expense, net	Three months ended		Six months ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
	(in millions)		(in millions)
Interest income	$0.7	$0.9	$1.6	$2.1
Interest expense	(4.8)	(3.5)	(11.3)	(7.3)
Other expense, net	(1.3)	(1.0)	(1.9)	(1.6)
Total interest and other expense, net	$(5.3)	$(3.6)	$(11.6)	$(6.8)

Interest and other expense, net includes interest income, interest expense, foreign currency net losses and other non-operating gains and losses. Foreign currency net losses include costs of forward contracts, certain realized and unrealized foreign currency transaction gains or losses, and foreign exchange gains or losses resulting from the required period-end currency re-measurement of the assets and liabilities of our subsidiaries that use the U.S. Dollar as their functional currency. Because a large portion of our revenue and expenses is transacted in foreign currencies, we use foreign currency forward contracts, primarily for the Euro and Canadian Dollar, to reduce our exposure to fluctuations in foreign exchange rates. The increase in interest expense in the second quarter and first six months of 2016 compared to the second quarter and first six months of 2015 was due to higher amounts outstanding under our credit facility. We had $838 million outstanding under the facility at April 2, 2016, compared to $531 million at April 4, 2015.

Income Taxes	Three months ended		Six months ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
	(Dollar amounts in millions)		(Dollar amounts in millions)
Pre-tax income (loss)	$(3.6)	$0.4	$(23.1)	$34.8
Tax provision	1.6	(5.0)	6.0	(0.9)
Effective income tax rate	(45)%	(1,293)%	(26)%	(3)%
In the second quarter and first six months of 2016 and 2015, our effective tax rate was lower than the 35% statutory federal income tax rate due to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland. In 2016 and 2015, the foreign rate differential predominantly relates to these Irish earnings. Our foreign rate differential in 2016 and 2015 includes a rate benefit from a business realignment completed on September 30, 2014 in which intellectual property was transferred between two wholly-owned foreign subsidiaries. The realignment allows us to more efficiently manage the distribution of our products to European customers. We expect this realignment to result in an annual tax benefit of approximately $15 million to $20 million for the next several years, declining annually thereafter through 2021. For the second quarter and the first six months of 2016 and 2015, this realignment resulted in a tax benefit of approximately $4 million and $7 million, and $4 million and $8 million, respectively. Additionally, in the first six months of 2016 and 2015 our provision reflects a tax benefit of $2.6 million and $2.1 million, respectively, related to a retroactive extension of the U.S. research and development tax credit enacted in the first quarter of 2016 and 2015. In the first six months of 2016 and 2015, this benefit was offset by a corresponding provision to increase our U.S. valuation allowance. In addition, in the second quarter and first six months of 2015, we recorded a tax benefit of $3.1 million related to the reassessment of our reserve requirements, and a benefit of $1.4 million in conjunction with the reorganization of our Atego U.S. subsidiaries.
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
The non-GAAP measures exclude fair value adjustments related to acquired deferred revenue, stock-based compensation expense, amortization of acquired intangible assets expense, acquisition-related charges, restructuring charges, pension plan termination costs, identified discrete charges included in non-operating other expense, net and the related tax effects of the preceding items, and any other identified tax items. These items are normally included in the comparable measures calculated and presented in accordance with GAAP. Our management excludes these items when evaluating our ongoing performance and/or predicting our earnings trends, and therefore excludes them when presenting non-GAAP financial measures. Management uses, and investors should consider, non-GAAP measures in conjunction with our GAAP results.
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

	Three months ended		Six months ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
	(in millions, except per share amounts)		(in millions, except per share amounts)
GAAP revenue	$272.6	$314.1	$563.6	$639.6
Fair value of acquired deferred revenue	1.1	1.1	1.6	2.5
Non-GAAP revenue	$273.7	$315.3	$565.2	$642.1

GAAP gross margin	$192.4	$228.1	$403.3	$460.6
Fair value of acquired deferred revenue	1.1	1.1	1.6	2.5
Fair value of acquired deferred costs	(0.1)	(0.2)	(0.3)	(0.3)
Stock-based compensation	2.4	2.6	5.7	5.2
Amortization of acquired intangible assets included in cost of revenue	6.7	4.7	11.9	9.5
Non-GAAP gross margin	$202.5	$236.4	$422.2	$477.5

GAAP operating income (loss)	$1.8	$4.0	$(11.5)	$41.6
Fair value of acquired deferred revenue	1.1	1.1	1.6	2.5
Fair value of acquired deferred costs	(0.1)	(0.2)	(0.3)	(0.3)
Stock-based compensation	14.8	12.8	38.0	24.1
Amortization of acquired intangible assets included in cost of revenue	6.7	4.7	11.9	9.5
Amortization of acquired intangible assets	8.4	9.2	16.7	18.6
Acquisition related charges included in general and administrative expenses	1.1	1.9	2.3	5.9
US pension plan termination-related costs	—	1.7	—	3.4
Restructuring charge	4.6	38.5	41.7	38.2
Non-GAAP operating income	$38.3	$73.8	$100.4	$143.6

GAAP net income (loss)	$(5.2)	$5.4	$(29.1)	$35.7
Fair value of acquired deferred revenue	1.1	1.1	1.6	2.5
Fair value of acquired deferred costs	(0.1)	(0.2)	(0.3)	(0.3)
Stock-based compensation	14.8	12.8	38.0	24.1
Amortization of acquired intangible assets included in cost of revenue	6.7	4.7	11.9	9.5
Amortization of acquired intangible assets	8.4	9.2	16.7	18.6
Acquisition related charges included in general and administrative expenses	1.1	1.9	2.3	5.9
U.S. pension plan termination-related costs	—	1.7	—	3.4
Restructuring charges	4.6	38.5	41.7	38.2
Non-operating credit facility refinancing costs	—	—	2.4	—
Income tax adjustments (1)	(5.2)	(13.8)	(0.3)	(17.2)
Non-GAAP net income	$26.2	$61.4	$84.9	$120.4

GAAP diluted earnings (loss) per share	$(0.05)	$0.05	$(0.25)	$0.31
Fair value of acquired deferred revenue	0.01	0.01	0.01	0.02
Fair value of acquired deferred costs	—	—	—	—
Stock-based compensation	0.13	0.11	0.33	0.21
Amortization of acquired intangible assets	0.13	0.12	0.25	0.24
Acquisition related charges included in general and administrative expenses	0.01	0.02	0.02	0.05
U.S. pension plan termination-related costs	—	0.01	—	0.03
Restructuring charges	0.04	0.33	0.36	0.33
Non-operating credit facility refinancing costs	—	—	0.02	—
Income tax adjustments (1)	(0.05)	(0.12)	—	(0.15)
Non-GAAP diluted earnings per share	$0.23	$0.53	$0.74	$1.03

Operating margin impact of non-GAAP adjustments:

	Three months ended		Six months ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
GAAP operating margin	0.6%	1.3%	(2.0)%	6.5%
Fair value of acquired deferred revenue	0.4%	0.4%	0.3%	0.4%
Fair value of acquired deferred costs	—%	—%	—%	—%
Stock-based compensation	5.4%	4.1%	6.7%	3.8%
Amortization of acquired intangible assets	5.5%	4.4%	5.1%	4.4%
Acquisition related charges included in general and administrative expenses	0.4%	0.6%	0.4%	0.9%
U.S. pension plan termination-related costs	—%	0.5%	—%	0.5%
Restructuring charges	1.7%	12.3%	7.4%	6.0%
Non-GAAP operating margin	14.0%	23.4%	17.8%	22.4%

(1)
We have recorded a full valuation allowance against our U.S. net deferred tax assets and a valuation allowance against net deferred tax assets in certain foreign jurisdictions. As we are profitable on a non-GAAP basis, the 2016 and 2015 non-GAAP tax provisions are being calculated assuming there is no valuation allowance. Income tax adjustments for the three and six months ended April 4, 2015 reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above. However, for the six months ended April 2, 2016, because of low expected full year GAAP earnings combined with the relatively large year-to-date GAAP loss, the non-GAAP provision for the second quarter and first six months of 2016 calculated based on our historical methodology is not reflective of our full year expected non-GAAP tax rate. As a result, in the second quarter we changed our methodology for calculating our non-GAAP tax provision. For the six months ended April 2, 2016, our non-GAAP tax provision is based on our annual expected non-GAAP tax rate applied to our year-to-date non-GAAP earnings.

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
Stock Compensation
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, including accounting for income taxes, earnings per share, and forfeitures, as well as certain practical expedients for nonpublic entities. The ASU is effective for public companies in annual periods beginning after December 15, 2016, our fiscal 2018, and interim periods within those years. Early adoption is permitted in any interim period, with all adjustments applied as of the beginning of the fiscal year of adoption. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
Leases
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which will replace the existing guidance in ASC 840, Leases. The updated standard aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, our fiscal 2020, and interim periods within those annual periods. Early adoption is permitted and modified retrospective application is required. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
Financial Instruments

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments to be measured at fair value with changes in fair value recognized in net income and simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. Entities may choose a practical expedient, to estimate the fair value of certain equity securities that do not have readily determinable fair values. If the practical expedient is elected, these investments would be recorded at cost, less impairment and subsequently adjusted for observable price changes. The guidance also updates certain presentation and disclosure requirements. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, our fiscal 2019, and interim periods within those fiscal years. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
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

Liquidity and Capital Resources

	April 2, 2016	April 4, 2015
	(in thousands)
Cash and cash equivalents	$368,456	$267,815
Amounts below are for the six months ended:
Cash provided by operating activities	$110,139	$105,624
Cash used by investing activities	(173,057)	(14,927)
Cash provided (used) by financing activities	152,286	(102,945)
Cash and cash equivalents
We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. Cash and cash equivalents include highly liquid investments with original maturities of three months or less. At April 2, 2016, cash and cash equivalents totaled $368 million, up from $273 million at September 30, 2015, reflecting $110 million in operating cash flow, $170 million of amounts borrowed under our credit facility, offset by $164 million to acquire Vuforia and Kepware, $9 million used for capital expenditures, and $15 million used to pay withholding taxes on stock-based awards that vested in the period.
Cash provided by operating activities
Cash provided by operating activities was $110.1 million in the first six months of 2016, compared to $105.6 million in the first six months of 2015. The increase is primarily due to higher accounts receivable collections, lower year-end bonus payments and lower pension contributions, partially offset by lower earnings and $28.2 million paid to resolve the SEC and

DOJ investigation in China. Net (loss) income for the first six months of 2016 and 2015 was $(29.1) million and $35.7 million, respectively.
We periodically provide financing with payment terms up to 24 months to credit-worthy customers for software purchases. As of April 2, 2016 and September 30, 2015, amounts due from customers for contracts with original payment terms greater than twelve months (financing receivables) totaled $13.7 million and $27.4 million, respectively, compared to $32.5 million at April 4, 2015.
Cash used by investing activities

	Six months ended
	April 2, 2016	April 4, 2015
	(in thousands)
Cash used by investing activities included the following:
Additions to property and equipment	$(8,866)	$(14,107)
Purchases of investments	—	(1,000)
Acquisitions of businesses, net of cash acquired	(164,191)	180
	$(173,057)	$(14,927)

In the first six months of 2016, we used cash of $164.2 million (net of cash acquired) to acquire Vuforia and Kepware. Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements.
Cash used by financing activities

	Six months ended
	April 2, 2016	April 4, 2015
	(in thousands)
Cash used by financing activities included the following:
Net borrowings (repayments) under our credit facility	$170,000	$(81,250)
Payments of withholding taxes in connection with vesting of stock-based awards	(15,471)	(21,864)
Proceeds from issuance of common stock	1	6
Excess tax benefits from stock-based awards	56	163
Contingent consideration	(1,250)	—
Credit facility origination costs	(1,050)	—
	$152,286	$(102,945)
In the first six months of 2016, we borrowed $170 million under the credit facility to acquire Vuforia and Kepware. In the first six months of 2015, we borrowed $35 million for working capital requirements and we repaid $116 million of borrowings.
Credit Agreement
In November 2015, we entered into a multi-currency credit facility with a syndicate of sixteen banks for which JPMorgan Chase Bank, N.A. acts as Administrative Agent. This credit facility amended and restated in its entirety our credit facility described in Note H of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. We expect to use the credit facility for general corporate purposes, including acquisitions of businesses, share repurchases and working capital requirements. As of April 2, 2016, the fair value of our credit facility approximates its book value.
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
PTC and certain eligible foreign subsidiaries are eligible borrowers under the credit facility. Any borrowings by PTC Inc. under the credit facility would be guaranteed by PTC Inc.’s material domestic subsidiaries that become parties to the subsidiary guaranty, if any. As of the filing of this Form 10-Q, there are no subsidiary guarantors of the obligations under the credit facility. Any borrowings by eligible foreign subsidiary borrowers would be guaranteed by PTC Inc. and any subsidiary guarantors. As of the filing of this Form 10-Q, no amounts under the credit facility have been borrowed by an eligible foreign subsidiary borrower. In addition, PTC and certain of its material domestic subsidiaries' owned property (including equity interests) is subject to first priority perfected liens in favor of the lenders of this credit facility. 100% of the voting equity interests of certain of PTC’s domestic subsidiaries and 65% of its material first-tier foreign subsidiaries are pledged as collateral for the obligations under the credit facility.
As of April 2, 2016, we had $838.1 million in revolving loans outstanding under the credit facility ($500 million of which we expect to repay upon closing the note offering). Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by PTC as described below. As of April 2, 2016, the weighted average annual interest rate for borrowing outstanding was 2.1%. Interest rates on borrowings outstanding under the credit facility range from 1.25% to 1.75% above an adjusted LIBO rate for Euro currency borrowings or from 0.25% to 0.75% above the defined base rate (the greater of the Prime Rate, the FRBNY rate plus 0.5%, or an adjusted LIBO rate plus 1%) for base rate borrowings, in each case based upon our total leverage ratio. Additionally, we may borrow certain foreign currencies at rates set in the same range above the respective London interbank offered interest rates for those currencies, based on our leverage ratio. A quarterly commitment fee on the undrawn portion of the credit facility is required, ranging from 0.175% to 0.30% per annum, based upon our total leverage ratio.
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

Ratio as of April 2, 2016
Total Leverage Ratio Ratio of consolidated total indebtedness to the consolidated trailing four quarters EBITDA, not to exceed:	3.12 to 1.00
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
8.70 to 1.00
Senior Secured Leverage Ratio
Ratio of senior consolidated total indebtedness (which excludes unsecured indebtedness) to consolidated trailing four quarters EBITDA as of the last day of any fiscal quarter ending after a Covenant Modification Trigger Event, not to exceed 3.00 to 1.00.
N/A
As of April 2, 2016, we were in compliance with all financial and operating covenants of the credit facility.
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

Share Repurchases
Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors has periodically authorized the repurchase of shares of our common stock. On August 4, 2014, our Board of Directors authorized us to repurchase $600 million of our common stock through September 30, 2017. We intend to use cash from operations and borrowings under our credit facility to make such repurchases.  In the second quarter and first six months of 2016, we did not repurchase any shares. In the first quarter of 2015, we received 1.1 million shares as the final settlement of an accelerated share repurchase agreement we entered into in August 2014. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.
Future Expectations
We believe that existing cash and cash equivalents, together with cash generated from operations, and amounts available under our credit facility will be sufficient to meet our working capital and capital expenditure requirements through at least the next twelve months and to meet our known long-term capital requirements. In 2016, we expect our capital expenditures to be approximately $30 million and to repurchase $70 million of our stock. Our ability to repurchase shares is subject to our having sufficient cash available and maintaining compliance with credit facility covenants.
On May 2, 2016, we commenced an offering of $500 million of senior notes due 2024. On May 4, 2016, we priced the notes at a coupon rate of 6.000%, and we expect to complete the offering on May 12, 2016. Interest will accrue from May 12, 2016, and will be payable twice a year with the first payment due on November 15, 2016. We will use the net proceeds from the sale of the notes to repay a portion of the amounts outstanding under our senior credit facility.
We may at any time, from time to time, purchase our outstanding debt in open market purchases, privately negotiated transactions or otherwise. Such purchases or retirement of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors and may be commenced or suspended at any time. The amounts involved may be material.
We evaluate possible strategic transactions on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible strategic transactions. Our expected uses of cash could change, our cash position could be reduced and we may incur additional debt obligations to the extent we complete additional acquisitions.
We have substantial cash requirements in the United States and a significant portion of our cash is generated and held outside the U.S. At April 2, 2016, we had cash and cash equivalents of $80.1 million in the U.S., $147.4 million in Europe, $83.3 million in the Pacific Rim (including India), $34.5 million in Japan and $23.1 million in other non-U.S. countries. We believe that the combination of our existing U.S. cash and cash equivalents, future U.S. operating cash flows and cash available under our credit facility, are sufficient to meet our ongoing U.S. operating expenses and known capital requirements.

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
We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 2, 2016.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended April 2, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
On March 7, 2016, a lawsuit was filed against us and certain of our current and former officers and directors in the U.S. District Court for the District of Massachusetts by a shareholder on behalf of himself and purportedly on behalf of other shareholders who purchased our stock during the period November 24, 2011 through July 29, 2015. The lawsuit, which seeks unspecified damages, alleges that, during that period, PTC’s public disclosures concerning the SEC and DOJ China FCPA Investigation were false and/or misleading and/or failed to disclose certain alleged facts. We intend to contest the action vigorously. We cannot predict the outcome of this action nor when it will be resolved. If the plaintiff(s) were to prevail in the litigation, we could be liable for damages, which could be material and could adversely affect our financial condition or results of operations.

ITEM 1A.    RISK FACTORS
In addition to other information set forth in this report, you should carefully consider the factors described below and in Part I. Item 1A. Risk Factors in our 2015 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described below and in our 2015 Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We recently entered into an agreement to sell an aggregate of $500 million of senior notes, which we expect will close in the near future. Although we intend to use the proceeds from the sale of the notes to repay a portion of the amounts outstanding under our existing credit facility, we will maintain our existing credit facility. Our substantial indebtedness could adversely affect our business, financial condition and results of operations, as well as our ability to meet our payment obligations under our debt.
We have a significant amount of indebtedness. As of April 2, 2016, our total debt was approximately $838.1 million (without giving effect to approximately $4.1 million of outstanding letters of credit supporting leases and certain other obligations, approximately $1.2 million of which outstanding letters of credit are secured by cash) and we had unused commitments under our senior credit facility of approximately $161.9 million, of which approximately $108 million would have been available for borrowing as a result of financial covenants. The committed amount under our senior credit facility is currently $1.0 billion and may be increased by up to an additional $500.0 million in the aggregate if the existing or additional lenders are willing to make such increased commitments.
Subject to the limits contained in our debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have significant consequences, including:

•	making it more difficult for us to satisfy our debt obligations and other ongoing business obligations, which may result in defaults;

•
events of default if we fail to comply with the financial and other covenants contained in the agreements governing our debt instruments, which could result in all of our debt becoming immediately due and payable or require us to negotiate an amendment to financial or other covenants that could cause us to incur additional fees and expenses;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•
reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes and limiting our ability to obtain additional financing for these purposes;

•	increasing our vulnerability to the impact of adverse economic and industry conditions;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under the senior credit facility, are at variable rates of interest;

•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industries in which we operate, and the overall economy;

•	placing us at a competitive disadvantage compared to other, less leveraged competitors; and

•	increasing our cost of borrowing.
Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under our debt.
We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. Our debt instruments restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our obligations under the notes.
If we cannot make scheduled payments on our debt, we will be in default and holders of the notes could declare all outstanding principal and interest to be due and payable, the lenders under the senior credit facility could terminate their commitments to loan money, the lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation. All of these events could result in your losing your investment in the notes.
Despite our current level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt and other obligations. This could further exacerbate the risks to our financial condition described above.
We and our subsidiaries may be able to incur significant additional indebtedness and other obligations in the future. Although our debt instruments contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions. The additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. If new debt is added to our current debt levels, or we incur other obligations, the related risks that we now face could intensify.
Our debt instruments have various covenants that limit our management’s discretion in the operation of our business.
Our debt instruments contain various provisions that limit our management’s discretion by restricting our and our subsidiaries’ ability to, among other things:
•incur additional indebtedness or guarantee indebtedness;
•pay dividends or make other distributions or repurchase or redeem our capital stock;
•prepay, redeem or repurchase certain debt;
•make loans and investments;
•sell assets;
•incur liens; and
•consolidate, merge or sell all or substantially all of our assets.
Our senior credit facility also requires us to meet certain financial ratios. Any failure to comply with our debt instruments may result in an event of default. An event of default may allow the creditors, if the agreements so provide, to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. In addition, the lenders may be able to terminate any commitments they had made to supply us with further funds.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under our senior credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though

Table of Contents

the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming all loans are fully drawn, each 25 basis point change in interest rates would result in a $2.5 million change in annual interest expense on our indebtedness under our senior credit facility. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

ITEM 6. EXHIBITS

2.1
Stock Purchase Agreement dated December 22, 2015 by and among PTC Inc., EAP Holdings, Inc., Kepware, Inc., and the Seller Owners listed on Schedule I of the Stock Purchase Agreement, (filed as Exhibit 10.1 to our Current Report on Form 8-K dated December 22, 2015 (File No. 0-18059) and incorporated herein by reference).

3.1
Restated Articles of Organization of PTC Inc. adopted August 4, 2015 (filed as Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 (File No. 0-18059) and incorporated herein by reference).

3.2
By-Laws, as amended and restated, of PTC Inc. (filed as Exhibit 3.2 to our Quarterly Report in Form 10-Q for the fiscal quarter ended March 29, 2014 (File No. 0-18059) and incorporated herein by reference).

10.1	2000 Equity Incentive Plan (filed as Exhibit 10.1 to our current Report on Form 8-K dated March 2, 2016 (File No. 0-18059) and incorporated herein by reference).

10.2
Amendment No.1 dated April 18, 2016 to Credit Agreement dated as of November 4, 2015 by and among PTC Inc., JP Morgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (filed as Exhibit 99.3 to our current report on Form 8-K dated April 20, 2016 (File No. 0-18059) and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32*	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

101
The following materials from PTC Inc.'s Quarterly Report on Form 10-Q for the quarter ended April 2, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of April 2, 2016 and September 30, 2015; (ii) Condensed Consolidated Statements of Operations for the three and six months ended April 2, 2016 and April 4, 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended April 2, 2016 and April 4, 2015; (iv) Condensed Consolidated Statements of Cash Flows for the three and six months ended April 2, 2016 and April 4, 2015; and (v) Notes to Condensed Consolidated Financial Statements.

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

Date: May 10, 2016