Form 10-Q
period 2016-12-31
PTC INC.
filed 2017-02-09
CIK 857005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
Commission File Number: 0-18059
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There were 115,721,488 shares of our common stock outstanding on February 7, 2017.

PTC Inc.
INDEX TO FORM 10-Q
For the Quarter Ended December 31, 2016

PART I—FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS

PTC Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	December 31, 2016	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$173,367	$277,935
Short term marketable securities	22,738	18,695
Accounts receivable, net of allowance for doubtful accounts of $1,348 and $1,012 at December 31, 2016 and September 30, 2016, respectively	132,853	161,357
Prepaid expenses	62,981	52,819
Other current assets	121,249	131,783
Total current assets	513,188	642,589
Property and equipment, net	65,885	67,113
Goodwill	1,159,492	1,169,813
Acquired intangible assets, net	293,727	310,305
Long term marketable securities	27,096	30,921
Deferred tax assets	93,394	89,692
Other assets	44,159	35,296
Total assets	$2,196,941	$2,345,729
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,063	$18,022
Accrued expenses and other current liabilities	77,291	84,141
Accrued compensation and benefits	88,574	145,633
Accrued income taxes	6,873	6,303
Deferred revenue	364,929	400,420
Total current liabilities	556,730	654,519
Long term debt	731,762	751,601
Deferred tax liabilities	14,889	13,754
Deferred revenue	10,100	13,237
Other liabilities	64,495	69,952
Total liabilities	1,377,976	1,503,063
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 115,606 and 114,968 shares issued and outstanding at December 31, 2016 and September 30, 2016, respectively	1,156	1,150
Additional paid-in capital	1,597,886	1,598,548
Accumulated deficit	(666,220)	(657,079)
Accumulated other comprehensive loss	(113,857)	(99,953)
Total stockholders’ equity	818,965	842,666
Total liabilities and stockholders’ equity	$2,196,941	$2,345,729

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended
	December 31, 2016	January 2, 2016
Revenue:
Subscription	$54,362	$22,176
Support	151,478	171,756
Total recurring software revenue	205,840	193,932
Perpetual license	34,379	47,763
Total software revenue	240,219	241,695
Professional services	46,108	49,322
Total revenue	286,327	291,017
Cost of revenue:
Cost of software revenue	42,947	36,814
Cost of professional services revenue	39,168	43,333
Total cost of revenue	82,115	80,147
Gross margin	204,212	210,870
Operating expenses:
Sales and marketing	90,690	82,429
Research and development	57,914	57,669
General and administrative	36,695	38,567
Amortization of acquired intangible assets	8,067	8,350
Restructuring charges	6,285	37,147
Total operating expenses	199,651	224,162
Operating income (loss)	4,561	(13,292)
Interest and other expense, net	(11,064)	(6,253)
Loss before income taxes	(6,503)	(19,545)
Provision for income taxes	2,638	4,347
Net loss	$(9,141)	$(23,892)
Loss per share—Basic	$(0.08)	$(0.21)
Loss per share—Diluted	$(0.08)	$(0.21)
Weighted average shares outstanding—Basic	115,290	114,151
Weighted average shares outstanding—Diluted	115,290	114,151
`

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three months ended
	December 31, 2016	January 2, 2016
Net loss	$(9,141)	$(23,892)
Other comprehensive income (loss), net of tax:
Unrealized hedge gain arising during the period, net of tax of $0.4 million and $0 in the first quarter of 2017 and 2016, respectively	3,037	1,643
Net hedge loss reclassified into earnings, net of tax of $0.1 million and $0 in the first quarter of 2017 and 2016, respectively	(356)	(846)
Unrealized gain on hedging instruments	2,681	797
Foreign currency translation adjustment, net of tax of $0 for each period	(18,652)	(10,504)
Unrealized loss on marketable securities	(139)	—
Amortization of net actuarial pension loss included in net income, net of tax of $0.2 million and $0.2 million in the first quarter of 2017 and 2016, respectively	516	402
Change in unamortized pension loss during the period related to changes in foreign currency	1,690	550
Total other comprehensive loss	(13,904)	(8,755)
Comprehensive loss	$(23,045)	$(32,647)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	December 31, 2016	January 2, 2016
Cash flows from operating activities:
Net loss	$(9,141)	$(23,892)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,454	20,613
Stock-based compensation	17,988	23,189
Excess tax benefits from stock-based awards	(102)	(56)
Non-cash portion of restructuring charges	260	—
Other non-cash items, net	330	45
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	21,184	35,219
Accounts payable, accrued expenses and other current liabilities	232	(1,679)
Accrued compensation and benefits	(53,840)	12,054
Deferred revenue	(11,726)	1,262
Accrued and deferred income taxes	(6,096)	(3,355)
Other current assets and prepaid expenses	(15,229)	1,441
Other noncurrent assets and liabilities	(13,292)	(3,587)
Net cash provided by (used in) operating activities	(47,978)	61,254
Cash flows from investing activities:
Additions to property and equipment	(7,100)	(4,185)
Acquisitions of businesses, net of cash acquired	—	(64,780)
Proceeds from sales of investments	1,502	—
Net cash used by investing activities	(5,598)	(68,965)
Cash flows from financing activities:
Borrowings	60,000	50,000
Repayments of borrowings under credit facility	(80,000)	—
Proceeds from issuance of common stock	—	1
Excess tax benefits from stock-based awards	102	56
Credit facility origination costs	—	(1,050)
Contingent consideration	(2,711)	(1,250)
Payments of withholding taxes in connection with vesting of stock-based awards	(18,623)	(14,833)
Net cash provided (used) by financing activities	(41,232)	32,924
Effect of exchange rate changes on cash and cash equivalents	(9,760)	(1,833)
Net increase (decrease) in cash and cash equivalents	(104,568)	23,380
Cash and cash equivalents, beginning of period	277,935	273,417
Cash and cash equivalents, end of period	$173,367	$296,797
The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
General
The accompanying unaudited condensed consolidated financial statements include the accounts of PTC Inc. and its wholly owned subsidiaries and have been prepared by management in accordance with accounting principles generally accepted in the United States of America and in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. While we believe that the disclosures presented are adequate in order to make the information not misleading, these unaudited quarterly financial statements should be read in conjunction with our annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair statement of our financial position, results of operations and cash flows at the dates and for the periods indicated. Unless otherwise indicated, all references to a year mean our fiscal year, which ends on September 30. The September 30, 2016 Consolidated Balance Sheet included herein is derived from our audited consolidated financial statements.
Our fiscal year ends on September 30th. Our fiscal quarters end on a Saturday following a thirteen week calendar, and may result in different quarter end dates year to year. The first quarter of 2017 ended on December 31, 2016 and the first quarter of 2016 ended on January 2, 2016. The results of operations for the three months ended December 31, 2016 are not necessarily indicative of the results expected for the remainder of the fiscal year.
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
In an effort to create more effective and efficient operations and to improve customer and product focus, we implemented changes to our organizational structure, and consequently, during the three months ended July 2, 2016, we revised the information that our chief executive officer, who is also our chief operating decision maker (“CODM”), regularly reviews for purposes of allocating resources and assessing performance. As a result, effective with the beginning of the third quarter of 2016, we changed our operating and reportable segments from two to three: (1) the Solutions Group, which includes license, subscription, support and cloud services revenue for our core CAD, SLM and PLM products; (2) the Internet of Things (IoT) Group, which includes license, subscription, support and cloud services revenue for our IoT, analytics and augmented reality solutions; and (3) Professional Services, which includes consulting, implementation and training revenue.
Revenue and earnings in Note 11. Segment Information have been reclassified to conform to the current period presentation.
Recent Accounting Pronouncements
Goodwill
In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-04 to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance will be applied prospectively and is effective for annual reporting periods ending December 31, 2020 and thereafter with early adoption permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
Income Taxes
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). The purpose of ASU 2016-16 is to simplify the income tax accounting of an intra-entity transfer of an asset other than inventory and to record its effect when the transfer occurs. The guidance is effective for annual reporting periods beginning after December 15, 2017, our fiscal 2019, including interim reporting periods within those annual reporting periods and early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

Cash Flows
In August 2016, the FASB issued ASU 2016-15 to clarify whether the following items should be categorized as operating, investing or financing in the statement of cash flows: (i) debt prepayments and extinguishment costs, (ii) settlement of zero-coupon debt, (iii) settlement of contingent consideration, (iv) insurance proceeds, (v) settlement of corporate-owned life insurance (COLI) and bank-owned life insurance (BOLI) policies, (vi) distributions from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) receipts and payments with aspects of more than one class of cash flows. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, our fiscal 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update introduces a current expected credit loss model for measuring expected credit losses for certain types of financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. ASU 2016-13 replaces the current incurred loss model for measuring expected credit losses, requires expected losses on available-for-sale debt securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities, and provides for additional disclosure requirements. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, our fiscal 2021, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2018. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
Stock Compensation
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, including accounting for income taxes, earnings per share, and forfeitures, as well as certain practical expedients for nonpublic entities. The ASU is effective for public companies in annual periods beginning after December 15, 2016, our fiscal 2018, and interim periods within those years. Early adoption is permitted in any interim period, with all adjustments applied as of the beginning of the fiscal year of adoption. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will replace the existing guidance in ASC 840, Leases. The updated standard aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and to disclose important information about leasing arrangements. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, our fiscal 2020, and interim periods within those annual periods. Early adoption is permitted and modified retrospective application is required. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
Financial Instruments
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments to be measured at fair value with changes in fair value recognized in net income and simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. Entities may choose a practical expedient, to estimate the fair value of certain equity securities that do not have readily determinable fair values. If the practical expedient is elected, these investments would be recorded at cost, less impairment and subsequently adjusted for observable price changes. The guidance also updates certain presentation and disclosure requirements. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, our fiscal 2019, and interim periods within those fiscal years. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB approved a one-year delay in the effective date. ASU 2014-09 is effective for us in our first quarter of fiscal 2019 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. Subsequently, the FASB has issued the following standards to provide additional clarification and implementation guidance on ASU 2014-09: ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. We are currently evaluating the impact of these new standards on our consolidated financial statements.
Debt Issuance Costs
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30), to simplify the required presentation of debt issuance costs. The amended guidance requires that debt issuance costs be presented in the balance sheet as a direct reduction from the carrying amount of the related debt liability rather than as an asset. It is effective for financial statements issued for fiscal years beginning after December 15, 2015, our fiscal 2017, with early adoption permitted. The new guidance will be applied retrospectively to each prior period presented. We adopted this new guidance in our first quarter ended December 31, 2016 and applied this guidance retrospectively. As a result, the debt issuance costs of $6.5 million previously included in other long-term assets on the Consolidated Balance Sheet as of September 30, 2016 have been reclassified to conform to the December 31, 2016 presentation.
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
2. Deferred Revenue and Financing Receivables
Deferred Revenue
Deferred revenue primarily relates to software agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and, if not yet paid, the related customer receivable is included in prepaid expenses and other current assets. Billed but uncollected support and subscription-related amounts included in other current assets at December 31, 2016 and September 30, 2016 were $112.4 million and $126.3 million, respectively.
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
As of December 31, 2016 and September 30, 2016, amounts due from customers for contracts with original payment terms greater than twelve months (financing receivables) totaled $6.0 million and $7.1 million, respectively, all of which was included in accounts receivable in the Consolidated Balance Sheets.
We evaluate the need for an allowance for doubtful accounts for estimated losses resulting from the inability of these customers to make required payments. As of December 31, 2016 and September 30, 2016, we concluded that all financing receivables were collectible and no reserve for credit losses was recorded. We did not provide a reserve for credit losses or write off any uncollectible financing receivables in the three months ended December 31, 2016 or January 2, 2016. We write off uncollectible trade and financing receivables when we have exhausted all collection avenues.
We periodically transfer future payments under certain of these contracts to third-party financial institutions on a non-recourse basis. We record such transfers as sales of the related accounts receivable when we surrender control of such receivables. We did not sell any financing receivables to third-party financing institutions in the three months ended December 31, 2016 and January 2, 2016.

3. Restructuring Charges
On October 23, 2015, we initiated a plan to restructure our workforce and consolidate select facilities in order to reduce our cost structure and to realign our investments with what we believe to be our higher growth opportunities. The actions resulted in total restructuring charges of $83.3 million, primarily associated with termination benefits associated with 795 employees. In the four quarters of 2016, we recorded charges of $36.8 million, $5.0 million, $3.4 million and $31.8 million respectively. In the first quarter of 2017, we recorded additional charges of $6.3 million, of which $3.9 million related to the closure of excess facilities. As of December 31, 2016, this restructuring plan was substantially complete.
Additionally, in 2016 and the first three months of 2017, we recorded a credit of $0.6 million and $0.1 million, respectively, related to prior restructuring actions included in charge to operations.
In the four quarters of 2016, we made cash disbursements of $16.7 million, $25.1 million, $8.1 million and $5.1 million respectively, associated with restructuring charges.
The following table summarizes restructuring accrual activity for the three months ended December 31, 2016:

	Employee severance and related benefits	Facility closures and related costs	Total
	(in thousands)
October 1, 2016	$35,177	$1,431	$36,608
Charge to operations, net	2,399	3,886	6,285
Cash disbursements	(15,537)	(278)	(15,815)
Other non-cash charges	—	(260)	(260)
Foreign exchange impact	(1,143)	(26)	(1,169)
Accrual, December 31, 2016	$20,896	$4,753	$25,649
Of the accrual for facility closures and related costs, $2.4 million is included in accrued expenses and other current liabilities and $2.4 million is included in other liabilities in the Consolidated Balance Sheets. The accrual for facility closures assumes sublease income of $2.2 million over the remaining lease periods. The accrual for employee severance and related benefits is included in accrued compensation and benefits in the Consolidated Balance Sheets.
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
Our employee stock purchase plan (ESPP), initiated in the fourth quarter of 2016, allows eligible employees to contribute up to 10% of their base salary, up to a maximum of $25,000 per year and subject to any other plan limitations, toward the purchase of our common stock at a discounted price. The purchase price of the shares on each purchase date is equal to 85% of the lower of the fair market value of our common stock on the first and last trading days of each offering period. The ESPP is qualified under Section 423 of the Internal Revenue Code. We estimate the fair value of each purchase right under the ESPP on the date of grant using the Black-Scholes option valuation model and use the straight-line attribution approach to record the expense over the six-month offering period.

Restricted stock unit activity for the three months ended December 31, 2016	Shares	Weighted Average Grant Date Fair Value (Per Share)
	(in thousands)
Balance of outstanding restricted stock units October 1, 2016	3,776	$37.30
Granted	1,391	$50.58
Vested	(1,029)	$36.14
Forfeited or not earned	(522)	$37.10
Balance of outstanding restricted stock units December 31, 2016	3,616	$42.77

	Restricted Stock Units
Grant Period	TSR Units (1)	Performance-based RSUs (2)	Service-based RSUs (3)
	(Number of Units in thousands)
First three months of 2017	356	316	719
_________________

(1)	The TSR units were granted to our executive officers pursuant to the terms described below.

(2)
The performance-based RSUs were granted to our executive officers and are eligible to vest based on the achievement of performance criteria for fiscal 2017 established by the Compensation Committee at the time of grant. Shares not earned will be forfeited. The shares will vest in three substantially equal installments on November 15, 2017, November 15, 2018 and November 15, 2019.

(3)
The service-based RSUs were granted to employees and our executive officers. All service-based RSUs will vest in three substantially equal annual installments on or about the anniversary of the date of grant.

In the first three months of 2017, we granted the target performance-based TSR units ("target RSUs") shown in the table above to our executive officers. These RSUs are eligible to vest based upon our total shareholder return relative to a peer group (the “TSR units”), measured annually over a three year period. The number of TSR units to vest over the three year period will be determined based on the performance of PTC stock relative to the stock performance of an index of PTC peer companies established as of the grant date, as determined at the end of three measurement periods ending on September 30, 2017, 2018 and 2019, respectively. The shares earned for each period will vest on November 15 following each measurement period, up to a maximum of two times the number of target RSUs (up to a maximum of 495 thousand shares). No vesting will occur in a period unless an annual threshold requirement is achieved. The employee, subject to certain retirement provisions, must remain employed by PTC through the applicable vest date for any RSUs to vest, but in no event will any RSUs vest if the performance criteria are not achieved. If the return to PTC shareholders is negative but still meets or exceeds the peer group indexed return, a maximum of 100% of the target RSUs will vest for the measurement period. TSR units not earned in either of the first two measurement periods are eligible to be earned in the third measurement period.
The weighted average fair value of the TSR units was $68.02 per target RSU on the grant date. The fair value of the TSR units was determined using a Monte Carlo simulation model, a generally accepted statistical technique used to simulate a range of possible future stock prices for PTC and the peer group. The method uses a risk-neutral framework to model future stock price movements based upon the risk-free rate of return, the volatility of each entity, and the pairwise correlations of each entity being modeled. The fair value for each simulation is the product of the payout percentage determined by PTC’s TSR rank against the peer group, the projected price of PTC stock, and a discount factor based on the risk-free rate.
The significant assumptions used in the Monte Carlo simulation model were as follows:

Average volatility of peer group	29.3%
Risk free interest rate	0.99%
Dividend yield	—%
Compensation expense recorded for our stock-based awards was classified in our Consolidated Statements of Operations as follows:

	Three months ended
	December 31, 2016	January 2, 2016
	(in thousands)
Cost of software revenue	$1,437	$1,905
Cost of professional services revenue	1,457	1,451
Sales and marketing	3,621	4,282
Research and development	2,997	2,513
General and administrative	8,476	13,038
Total stock-based compensation expense	$17,988	$23,189

The stock-based compensation expense in the first quarter of 2017 includes $0.6 million related to the ESPP. The stock-based compensation expense in the first quarter of 2016 included $10 million of expense related to modifications of certain performance-based RSUs previously granted under our long-term incentive programs. The Compensation Committee of our Board of Directors amended these equity awards due to the impact of changes in our business model and strategy and foreign currency on our financial results.
5. Earnings per Share (EPS) and Common Stock
EPS
Basic EPS is calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding RSUs using the treasury stock method. The calculation of the dilutive effect of outstanding equity awards under the treasury stock method includes consideration of unrecognized compensation expense and any tax benefits as additional proceeds.

	Three months ended
Calculation of Basic and Diluted EPS	December 31, 2016	January 2, 2016
	(in thousands, except per share data)
Net loss	$(9,141)	$(23,892)
Weighted average shares outstanding—Basic	115,290	114,151
Dilutive effect of restricted stock units	—	—
Weighted average shares outstanding—Diluted	115,290	114,151
Loss per share—Basic	$(0.08)	$(0.21)
Loss per share—Diluted	$(0.08)	$(0.21)

For the three months ended December 31, 2016 and January 2, 2016 diluted net loss per share is the same as basic net loss per share as the effects of our potential common stock equivalents are antidilutive. Total antidilutive shares were 1.8 million and 2.0 million for the three months ended December 31, 2016 and January 2, 2016, respectively.
Common Stock Repurchases
Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors has periodically authorized the repurchase of shares of our common stock. On August 4, 2014, our Board of Directors authorized us to repurchase up to $600 million of our common stock through September 30, 2017. We did not repurchase any shares in the first quarters of 2017 and 2016. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.
6. Acquisitions
Acquisition-related costs were $0.2 million and $1.2 million for the first quarters of 2017 and 2016, respectively. Acquisition-related costs include direct costs of potential and completed acquisitions (e.g., investment banker fees, professional fees, including legal and valuation services) and expenses related to acquisition integration activities (e.g., professional fees and severance). In addition, subsequent adjustments to our initial estimated amount of contingent consideration associated with specific acquisitions are included within acquisition-related charges. These costs have been classified in general and administrative expenses in the accompanying Consolidated Statements of Operations.
Kepware
On January 12, 2016, we acquired all of the ownership interest in Kepware, Inc., for $99.4 million in cash (net of cash acquired of $0.6 million) and, $16.9 million representing the fair value of contingent consideration payable upon achievement of targets described below. We borrowed $100.0 million under our existing credit facility in January 2016 to fund the acquisition.
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
In connection with accounting for the business combination, we recorded a liability of $16.9 million representing the fair value of the contingent consideration. The liability was valued using a discounted cash flow method and a probability weighted estimate of achievement of the targets. The estimated undiscounted range of outcomes for the contingent consideration is $16.9 million to $18.0 million. We assess the probability that the targets will be met and at what level each reporting period. Subsequent changes in the estimated fair value of the liability are reflected in earnings until the liability is fully settled. As of December 31, 2016, our estimate of the liability was $15.3 million, after a $1.8 million payment made in December 2016, of which $1.8 million represents the fair value of the liability recorded at acquisition date and is included in financing activities in the Consolidated Statements of Cash Flows.
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
The purchase price allocation resulted in $23.3 million of goodwill, $41.2 million of technology and $4.7 million of net tangible assets. The acquired technology is being amortized over a useful life of 6 years. All of the acquired goodwill was allocated to our software products segment and will be deductible for income tax purposes. The resulting amount of goodwill reflects the value of the synergies created by integrating Vuforia’s augmented technology platform into IoT solutions.

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
As of December 31, 2016, goodwill and acquired intangible assets in the aggregate attributable to our Solutions Group, IoT Group and Professional Services segment were $1,176.2 million, $246.7 million and $30.4 million, respectively. As of September 30, 2016, goodwill and acquired intangible assets in the aggregate attributable to our Solutions Group, IoT Group and Professional Services segment were $1,196.6 million, $252.8 million and $30.7 million, respectively. Acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We evaluate goodwill for impairment in the third quarter of our fiscal year, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting segment below its carrying value. Factors we consider important, on an overall company basis and segment basis, when applicable, that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period and a reduction of our market capitalization relative to net book value. We completed our annual goodwill impairment review as of July 2, 2016 and concluded that no impairment charge was required as of that date.
Goodwill and acquired intangible assets consisted of the following:

	December 31, 2016			September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Goodwill (not amortized)			$1,159,492			$1,169,813
Intangible assets with finite lives (amortized) (1):
Purchased software	$351,032	$202,266	$148,766	$354,595	$199,192	$155,403
Capitalized software	22,877	22,877	—	22,877	22,877	—
Customer lists and relationships	349,593	210,132	139,461	355,698	206,515	149,183
Trademarks and trade names	18,789	13,289	5,500	19,007	13,323	5,684
Other	3,860	3,860	—	3,955	3,920	35
	$746,151	$452,424	$293,727	$756,132	$445,827	$310,305
Total goodwill and acquired intangible assets			$1,453,219			$1,480,118
(1) The weighted average useful lives of purchased software, customer lists and relationships, trademarks and trade names and other intangible assets with a remaining net book value are 9 years, 10 years, 10 years, and 3 years, respectively.
Goodwill
Changes in goodwill presented by reportable segments were as follows:

	Solutions Group	IoT Group	Professional Services	Total
	(in thousands)
Balance, October 1, 2016	$1,050,150	$90,065	$29,598	$1,169,813
Foreign currency translation adjustment	(9,265)	(795)	(261)	(10,321)
Balance, December 31, 2016	$1,040,885	$89,270	$29,337	$1,159,492
Amortization of Intangible Assets
The aggregate amortization expense for intangible assets with finite lives was classified in our Consolidated Statements of Operations as follows:

	Three months ended
	December 31, 2016	January 2, 2016
	(in thousands)
Amortization of acquired intangible assets	$8,067	$8,350
Cost of software revenue	6,388	5,127
Total amortization expense	$14,455	$13,477

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
The fair value of our contingent consideration arrangements is determined based on our evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performances by the acquired entities. These arrangements are classified within Level 3 of the fair value hierarchy.
Our significant financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and September 30, 2016 were as follows:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Cash equivalents	$60,418	$—	$—	$60,418
Marketable securities
Certificates of deposit	—	880	—	880
Commercial paper	—	11,964	—	11,964
Corporate notes/bonds	34,599	—	—	34,599
U.S. government agency securities	—	2,391	—	2,391
Forward contracts	—	4,505	—	4,505
	$95,017	$19,740	$—	$114,757
Financial liabilities:
Contingent consideration related to acquisitions	$—	$—	$16,594	$16,594
Forward contracts	—	629	—	629
	$—	$629	$16,594	$17,223

	September 30, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Cash equivalents	$60,139	$—	$—	$60,139
Marketable securities
Certificates of deposit	—	681	—	681
Commercial paper	—	11,925	—	11,925
Corporate notes/bonds	34,601	—	—	34,601
U.S. government agency securities	—	2,409	—	2,409
Forward contracts		260	—	260
	$94,740	$15,275	$—	$110,015
Financial liabilities:
Contingent consideration related to acquisitions	$—	$—	$19,570	$19,570
Forward contracts	—	3,170	—	3,170
	$—	$3,170	$19,570	$22,740

Changes in the fair value of Level 3 contingent consideration liability associated with our acquisitions of ColdLight and Kepware were as follows:

	Contingent Consideration
	(in thousands)
	ColdLight	Kepware	Total
Balance, October 1, 2016	$2,500	$17,070	19,570
Change in present value of contingent consideration	—	74	74
Payment of contingent consideration	(1,250)	(1,800)	(3,050)
Balance, December 31, 2016	$1,250	$15,344	$16,594
 Of the total, $11.9 million of the contingent consideration liabilities is included in accrued expenses and other current liabilities, with the remaining $4.7 million in other liabilities in the Consolidated Balance Sheet as of December 31, 2016.
Of the $3.1 million payments in the first quarter of 2017, $2.7 million represents the fair value of the liabilities recorded at the acquisition date and is included in financing activities in the Consolidated Statements of Cash Flows. In the first quarter of 2016, we paid $1.3 million of contingent consideration, all of which represented the fair value of the liabilities recorded at the acquisition date.
9. Marketable Securities
The amortized cost and fair value of marketable securities as of December 31, 2016 and September 30, 2016 were as follows:

	December 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Certificates of deposit	$881	$—	$(1)	$880
Commercial paper	11,972	—	(8)	11,964
Corporate notes/bonds	34,839	—	(240)	34,599
US government agency securities	2,402	—	(11)	2,391
	$50,094	$—	$(260)	$49,834

	September 30, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Certificates of deposit	$681	$—	$—	$681
Commercial paper	11,945	—	(20)	11,925
Corporate notes/bonds	34,701	—	(100)	34,601
US government agency securities	2,411	—	(2)	2,409
	$49,738	$—	$(122)	$49,616

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
The following table presents our available-for-sale marketable securities by contractual maturity date, as of December 31, 2016 and September 30, 2016.

	December 31, 2016		September 30, 2016
	Amortized cost	Fair value	Amortized cost	Fair value
	(in thousands)		(in thousands)
Due in one year or less	$22,650	$22,618	$18,585	$18,549
Due after one year through three years	27,444	27,216	31,153	31,067
	$50,094	$49,834	$49,738	$49,616
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
Non-Designated Hedges
We hedge our net foreign currency monetary assets and liabilities primarily resulting from foreign currency denominated receivables and payables with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These contracts have maturities of up to approximately three months. Generally, we do not designate these foreign currency forward contracts as hedges for accounting purposes and changes in the fair value of these instruments are recognized immediately in earnings. Because we enter into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Gains and losses on forward contracts and foreign denominated receivables and payables are included in interest and other expense, net.
As of December 31, 2016 and September 30, 2016, we had outstanding forward contracts with notional amounts equivalent to the following:

Currency Hedged	December 31, 2016	September 30, 2016
	(in thousands)
Canadian / U.S. Dollar	$8,460	$14,685
Swiss Franc / Euro	4,897	—
Chinese Yuan offshore / Euro	9,487	—
Euro / U.S. Dollar	206,717	174,120
Japanese Yen / Euro	36,907	32,782
Israeli Shekel / U.S. Dollar	5,704	7,271
Japanese Yen / U.S. Dollar	4,649	6,716
Swedish Krona / Euro	8,618	—
Swedish Krona / U.S. Dollar	4,644	3,852
Singapore Dollar / U.S. Dollar	75,429	1,448
All other	8,571	8,660
Total	$374,083	$249,534
The following table shows the effect of our non-designated hedges in the Consolidated Statements of Operations for the three months ended December 31, 2016 and January 2, 2016:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income	Net realized and unrealized gain or (loss) (excluding the underlying foreign currency exposure being hedged)
		Three months ended
		December 31, 2016	January 2, 2016
		(in thousands)
Forward Contracts	Interest and other expense, net	$(8,329)	$(1,014)
In the three months ended December 31, 2016 and January 2, 2016, the foreign currency losses, net were $1.5 million and $0.0 million, respectively.
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

As of December 31, 2016 and September 30, 2016, we had outstanding forward contracts designated as cash flow hedges with notional amounts equivalent to the following:

Currency Hedged	December 31, 2016	September 30, 2016
	(in thousands)
Euro / U.S. Dollar	$32,893	$26,181
Japanese Yen / U.S. Dollar	13,733	8,800
SEK / U.S. Dollar	2,165	4,078
Total	$48,791	$39,059
The following table shows the effect of the our derivative instruments designated as cash flow hedges in the Consolidated Statements of Operations for the three months ended December 31, 2016 and January 2, 2016 (in thousands):

Derivatives Designated as Hedging Instruments	Gain or (Loss) Recognized in OCI-Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income-Effective Portion	Gain or (Loss) Reclassified from OCI into Income-Effective Portion		Location of Gain or (Loss) Recognized-Ineffective Portion	Gain or (Loss) Recognized-Ineffective Portion
	Three Months Ended			Three Months Ended			Three Months Ended
	December 31, 2016	January 2, 2016		December 31, 2016	January 2, 2016		December 31, 2016	January 2, 2016
Forward Contracts	$3,471	$1,643	Software revenue	$407	$846	Interest and other expense, net	$10	$—

As of December 31, 2016, we estimated that approximately all values reported in accumulated other comprehensive income will be reclassified to income within the next twelve months.
In the event that an underlying forecast transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge would be immediately reclassified to interest and other expense, net on the Consolidated Statements of Operations. For the three and three months ended December 31, 2016, there were no such gains or losses.
The following table shows our derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheets:

	Fair Value of Derivatives Designated As Hedging Instruments		Fair Value of Derivatives Not Designated As Hedging Instruments
	December 31, 2016	September 30, 2016	December 31, 2016	September 30, 2016
	(in thousands)		(in thousands)
Derivative assets (1):
Forward Contracts	$1,655	$44	$2,850	$216
Derivative liabilities (2):
Forward Contracts	$14	$1,477	$615	$1,693
(1) As of December 31, 2016, $4,420 thousand current derivative assets are recorded in other current assets, and $85 thousand long term derivative assets are recorded in other assets in the Consolidated Balance Sheets. As of September 30, 2016, all derivative assets were recorded in other current assets in the Consolidated Balance Sheet.

(2) As of December 31, 2016, $628 thousand current derivative liabilities are recorded in accrued expenses and other current liabilities, and $1 thousand long term derivative liabilities are recorded in other liabilities in the Consolidated Balance Sheets. As of September 30, 2016, all derivative liabilities were recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

Offsetting Derivative Assets and Liabilities
We have entered into master netting arrangements which allow net settlements under certain conditions. Although netting is permitted, it is currently our policy and practice to record all derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets.

The following table sets forth the offsetting of derivative assets as of December 31, 2016:

	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of December 31, 2016	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Forward Contracts	$4,505	$—	$4,505	$(629)	$—	$3,876

The following table sets forth the offsetting of derivative liabilities as of December 31, 2016:

	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of December 31, 2016	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
Forward Contracts	$629	$—	$629	$(629)	$—	$—
11. Segment Information
We operate within a single industry segment -- computer software and related services. Operating segments as defined under GAAP are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our President and Chief Executive Officer. We have three operating and reportable segments: (1) the Solutions Group, which includes license, subscription, support and cloud services revenue for our core CAD, SLM and PLM products; (2) the IoT Group, which includes license, subscription, support and cloud services revenue for our IoT, analytics and augmented reality solutions, and (3) Professional Services, which includes consulting, implementation and training revenue. Our reported segment profit includes revenue from third party sales of our products and services, less direct controllable segment costs. Direct costs of the segments include certain costs of revenue, research and development and certain marketing costs. Costs excluded from segment margin include cost of revenue, selling expenses, corporate marketing and general and administrative costs that are incurred in support of all of our segments and are not specifically allocated to our segments for management reporting. Additionally, the segment profit does not include stock-based compensation, amortization of intangible assets, restructuring charges and certain other identified costs that we do not allocate to the segments for purposes of evaluating their operational performance.
The revenue and profit attributable to our operating segments are summarized below. We do not produce asset information by reportable segment; therefore, it is not reported.

	Three months ended
	December 31, 2016	January 2, 2016
	(in thousands)
Solutions Group
Revenue	$218,736	$228,594
Direct costs	45,932	49,744
Profit	172,804	178,850

IoT Group
Revenue	21,483	13,101
Direct costs	23,450	16,437
Loss	(1,967)	(3,336)

Professional Services
Revenue	46,108	49,322
Direct costs	37,824	42,014
Profit	8,284	7,308

Total segment revenue	286,327	291,017
Total segment costs	107,206	108,195
Total segment profit	179,121	182,822

Other unallocated operating expenses	168,275	158,967
Restructuring charges	6,285	37,147
Total operating income (loss)	4,561	(13,292)

Interest and other expense, net	11,064	6,253
Loss before income taxes	$(6,503)	$(19,545)

12. Income Taxes
In the first quarter of 2017, our effective tax rate was (41)% on a pre-tax loss of $(6.5) million, compared to (22)% on pre-tax loss of $(19.5) million in the first quarter of 2016, respectively. In the first quarters of 2017 and 2016, our effective tax rate was lower than the 35% statutory federal income tax rate due to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland. In 2017 and 2016, the foreign rate differential predominantly relates to these Irish earnings. Our foreign rate differential in 2017 and 2016 includes the continuing rate benefit from a business realignment completed on September 30, 2014 in which intellectual property was transferred between two wholly-owned foreign subsidiaries. The realignment allows us to more efficiently manage the distribution of our products to European customers. For the first quarter of 2017 and 2016, this realignment resulted in a tax benefit of approximately $7 million, and $3 million, respectively. Additionally, in the first three months of 2016, our provision reflects a tax benefit of $2.6 million related to a retroactive extension of the U.S. research and development tax credit enacted in the first quarter of 2016. This benefit was offset by a corresponding provision to increase our U.S. valuation allowance.
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
As of December 31, 2016 and September 30, 2016, we had unrecognized tax benefits of $15.0 million and $15.5 million, respectively. If all of our unrecognized tax benefits as of December 31, 2016 were to become recognizable in the future, we would record a benefit to the income tax provision of $13.3 million, which would be partially offset by an increase in the U.S. valuation allowance of $5 million.
Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates. We believe it is reasonably possible that within the next 12 months the amount of unrecognized tax benefits related to the resolution of multi-jurisdictional tax positions could be reduced by up to $7.0 million as audits close and statutes of limitations expire.
In the fourth quarter of 2016, we received an assessment from the tax authorities in Korea related to a tax audit of approximately $12 million.  The assessment relates to various tax issues but primarily to foreign withholding taxes. We have appealed and will vigorously defend our positions. We believe that it is more likely than not that our positions will be sustained upon appeal. Accordingly, we have not recorded a tax reserve for this matter. We paid this assessment in the first quarter of 2017 pending resolution of the appeal.
13. Debt
At December 31, 2016 and September 30, 2016, we had the following long-term borrowing obligations:

	December 31, 2016	September 30, 2016
	(in thousands)
6.000% Senior notes due 2024	$500,000	$500,000
Credit facility-revolver	238,125	258,125
Total debt	738,125	758,125
Unamortized debt issuance costs for the Senior notes (1)	(6,363)	(6,524)
Total debt, net of issuance costs	$731,762	$751,601

Reported as
Current portion of long-term debt	$—	$—
Long-term debt	738,125	758,125
Total debt	$738,125	$758,125
(1) Unamortized debt issuance costs related to the credit facility were $3.8 million and $4.2 million as of December 31, 2016 and September 30, 2016, respectively, all of which was included in included in other assets.

Senior Notes
In May 2016, we issued $500 million in aggregate principal amount of 6.0% senior, unsecured long-term debt at par value, due in 2024. We used the net proceeds from the sale of the notes to repay a portion of our outstanding revolving loan under our current credit facility. Interest is payable semi-annually on November 15 and May 15. The debt indenture includes covenants that limit our ability to, among other things, incur additional debt, grant liens on our properties or capital stock, enter into sale and leaseback transactions or asset sales, and make capital distributions. We were in compliance with all of the covenants as of December 31, 2016.
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
As of December 31, 2016, the total estimated fair value of the Notes was approximately $532.5 million, which is based on quoted prices for the notes on that date.
Credit Agreement

In November 2015, we entered into a multi-currency credit facility with a syndicate of sixteen banks for which JPMorgan Chase Bank, N.A. acts as Administrative Agent. We expect to use the credit facility for general corporate purposes, including acquisitions of businesses, share repurchases and working capital requirements. As of December 31, 2016, the fair value of our credit facility approximates its book value.
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
As of December 31, 2016, we had $238.1 million in loans outstanding under the credit facility. Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by PTC as described below. As of December 31, 2016, the annual interest rate for borrowing outstanding was 2.69%. Interest rates on borrowings outstanding under the credit facility range from 1.25% to 1.75% above an adjusted LIBO rate for Euro currency borrowings or would range from 0.25% to 0.75% above the defined base rate (the greater of the Prime Rate, the FRBNY rate plus 0.5%, or an adjusted LIBO rate plus 1%) for base rate borrowings, in each case based upon PTC’s total leverage ratio. Additionally, PTC may borrow certain foreign currencies at rates set in the same range above the respective London interbank offered interest rates for those currencies, based on PTC’s total leverage ratio. A quarterly commitment fee on the undrawn portion of the credit facility is required, ranging from 0.175% to 0.30% per annum, based upon PTC’s total leverage ratio.
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

As of December 31, 2016, our total leverage ratio was 3.45 to 1.00, our senior secured leverage ratio was 1.09 to 1.00 and our fixed charge coverage ratio was 6.02 to 1.00 and we were in compliance with all financial and operating covenants of the credit facility.
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
In the first three months of 2017 and 2016, interest expense of $10.3 million and $6.6 million was included in interest and other expense, net.
14. Commitments and Contingencies

Legal and Regulatory Matters
Korean Tax Audit
In July 2016, we received an assessment from the tax authorities in Korea related to an ongoing tax audit of approximately $12 million. See Note 12. Income Taxes for additional information.
Legal Proceedings
On March 7, 2016, a putative class action lawsuit captioned Matthew Crandall v. PTC Inc. et al., No. 1:16-cv-10471, was filed against us and certain of our current and former officers and directors in the U.S. District Court for the District of Massachusetts, ostensibly on behalf of purchasers of our stock during the period November 24, 2011 through July 29, 2015. The lawsuit, which seeks unspecified damages, interest, attorneys’ fees and costs, alleges (among other things) that, during that period, PTC’s public disclosures concerning investigations by the U.S. Securities and Exchange Commission and the U.S. Department of Justice into U.S. Foreign Corrupt Practices Act matters in China (the "China Investigation") were false and/or misleading.  The parties have agreed to settle this lawsuit for an amount that is not material to our results of operations and the associated liability was accrued in our fiscal 2016 results.  The settlement is subject to execution and final court approval of definitive settlement documentations. We cannot predict the outcome of this action nor when it will be resolved.
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
Accruals
With respect to legal proceedings and claims, we record an accrual for a contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. For legal proceedings and claims for which the likelihood that a liability has been incurred is more than remote but less than probable, we estimate the range of possible outcomes. As of December 31, 2016, we had a legal proceedings and claims accrual of $2.5 million.
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

15. Subsequent Events
Borrowings
In January 2017, we borrowed $40 million under our credit facility to fund working capital requirements.
Sale of investment
In January 2017, we sold our cost method investment in a private company for $13.7 million for a gain of approximately $3.7 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q that are not historic facts, including statements about our future financial and growth expectations, adoption of subscription licensing by our customers, and adoption of our solutions and future purchases by customers, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. These risks include: the macroeconomic and/or global manufacturing climates may not improve or may deteriorate; customers may not purchase our solutions when or at the rates we expect; our businesses, including our Internet of Things (IoT) business, may not expand and/or generate the revenue we expect; new products released and planned products, including IoT-enabled core products, may not generate the revenue we expect or be released as we expect; foreign currency exchange rates may vary from our expectations and thereby affect our reported revenue and expense; the mix of revenue between license, subscription, support and professional services could be different than we expect, which could impact our EPS results and cash flows; customers may purchase more of our solutions as subscriptions than we expect, which would adversely affect near-term revenue, operating margins, and earnings per share; customers may not purchase subscriptions at the rate we expect, which could adversely impact our longer-term business projections; sales of our solutions as subscriptions may not have the longer-term positive effect on revenue that we expect; our workforce realignment may not achieve the expense savings we expect and may adversely affect our operations; we may be unable to generate sufficient operating cash flow to return 40% of free cash flow to shareholders and other uses of cash or our credit facility limits could preclude share repurchases; our substantial indebtedness could adversely affect our business, financial condition and results of operations, as well as our ability to meet our payment obligations under our debt; and our non-U.S. earnings or any repatriation of or cash held outside the U.S., which constitutes a significant portion of our earnings and cash, could be subject to significant taxes; as well as other risks and uncertainties described below throughout or referenced in Part II, Item 1A. Risk Factors of this report.
Operating and Non-GAAP Measures

Our discussion of results includes discussion of our operating measures (including “subscription bookings” and “license and subscription bookings”) and non-GAAP financial measures. You can find an explanation of these measures in Results of Operations - Subscription Measures and Results of Operations - Non-GAAP Financial Measures below.
Business Overview
PTC is a global computer software and services company. We are organized in two primary businesses: the Internet of Things (IoT) and Solutions.
Internet of Things
IoT and Augmented Reality
Our IoT portfolio is comprised of our IoT, analytics and augmented reality software. This software enables connectivity, rapid application development, machine learning and predictive analysis, and augmented reality software applications for smart, connected products, factory operations, and other environments.
As the IoT gains momentum, software, sensors, and IP-enabled connectivity are increasingly embedded into the design and build of products and are becoming integral to the manufacturing and post-sales service processes. This transformation is taking shape across all manufacturing and industrial sectors. Our IoT software enables our customers to design, build and service smart, connected products.
Solutions
Our Solutions portfolio is comprised of our innovative Computer-Aided Design (CAD), Product Lifecycle Management (PLM) and Service Lifecycle Management (SLM) solutions for manufacturers to create, operate, and service smart, connected products.
Computer-Aided Design (CAD)
Effective and collaborative product design across the globe.

Product Lifecycle Management (PLM)
Efficient and consistent management of product development, including embedded software development, from concept to retirement across functional processes and distributed teams.
Service Lifecycle Management (SLM)
Planning and delivery of service, including service parts management, product intelligence, connected service, predictive service, and remote diagnostics.

Executive Overview
Our subscription transition continued to gain momentum in the first quarter of 2017. In the first quarter of 2017, subscription revenue grew 145% over the first quarter of 2016. Subscription bookings as a percentage of total license and subscription bookings grew 136% year over year. Approximately 86% of our software revenue in the first quarter of 2017 was recurring, up from 80% a year ago. In IoT, we had a record bookings quarter, driven by expansions and an increase in deal size with one large deal (greater than $1 million) and one mega-deal (greater than $5 million). Excluding the mega-deal and Kepware software bookings, which were not in the first quarter of last year, IoT license and subscription bookings were up over 90%. In our Solutions Group, bookings were driven by growth in CAD and in our core PLM Windchill and Navigate products. SLM bookings were down, due to a difficult comparison to results for the first quarter of 2016, which included a number of large perpetual deals.
Our success with our subscription initiative contributed to the decline in total software revenue and earnings as customers purchased fewer perpetual licenses and associated support and a portion of existing or lapsed support contracts were converted to subscription contracts. The decrease in support revenue was also due in part to two fewer days in the quarter. Professional services revenue was down 7% from the first quarter of 2016, due in part to the success of our strategy to migrate more service engagements to our partners -- service partner bookings grew approximately 30% year over year, with strong bookings growth among our large system integrator partners. The success of our subscription initiative also adversely affected earnings per share.
We ended the quarter with a cash balance of $173 million and marketable securities of $50 million. We used $48 million of cash from operations in the first quarter of 2017, which includes bonus and commission payments of $64 million, $16 million of restructuring payments, and our first bond interest payment of $15 million. At December 31, 2016, the balance outstanding under our credit facility was $238 million and total debt outstanding was $738 million. In the first quarter of 2017 we repaid $20 million net under the credit facility.
Results for the First Quarter
Revenue was down year over year, due primarily to the growth in subscription bookings versus perpetual bookings, which adversely affected software revenue recognized in the current quarter, and, to a lesser extent, due to a decline in professional services revenue, consistent with our strategy to migrate more service engagements to our partners. The decline in revenue was offset by software revenue from our Kepware business, which we acquired in the second quarter of 2016.

	Three Months Ended			Constant Currency Change
	December 31, 2016	January 2, 2016
Revenue			Change
	(in millions)
Subscription	$54.4	$22.2	145%	144%
Support	151.5	171.8	(12)%	(12)%
Total recurring software revenue	205.8	193.9	6%	6%
Perpetual license	34.4	47.8	(28)%	(27)%
Total software revenue	240.2	241.7	(1)%	(1)%
Professional services	46.1	49.3	(7)%	(7)%
Total revenue	$286.3	$291.0	(2)%	(2)%

	Three Months Ended
	December 31, 2016	January 2, 2016
Earnings Measures			Change

Operating Margin	1.6%	(4.6)%
Loss Per Share	$(0.08)	$(0.21)	(62)%

Non-GAAP Operating Margin(1)	15.4%	21.3%
Non-GAAP Earnings Per Share(1)	$0.26	$0.51	(49)%
(1) Non-GAAP measures are reconciled to GAAP results under Results of Operations - Non-GAAP Measures below.
Operating margins reflect lower revenue, primarily due to our subscription transition, and higher incentive-based compensation, partially offset by reductions in operating expenses driven by cost savings from restructuring actions. Our GAAP earnings also reflect restructuring charges of $6 million for the three months ended December 31, 2016, compared to $37 million for the three months ended January 2, 2016.
Future Expectations, Strategies and Risks
Despite recent improvements in certain global macroeconomic factors, we continue to remain cautious of the global macroeconomic environment. Our transition to a subscription model was a headwind for revenue and earnings in the first quarter of 2017. We expect changes in foreign currency rates, relative to the prior year, to negatively impact results in the remainder of fiscal 2017.
Our 2017 initiatives are to: 1) focus on driving sustainable growth, 2) continue to expand our subscription-based licensing, and 3) continue to control costs and improve margins.
Sustainable Growth
Our goals for overall growth are predicated on continuing to grow in the IoT market and continuing to drive improvements in operational performance in our core Solutions business.
Subscription
Through 2015, the majority of our software licenses were sold as perpetual licenses, under which customers own the software license and revenue is recognized at the time of sale. We began offering subscription licensing for our core Solutions products in 2015 and expanded our subscription program in 2016. Under a subscription, customers pay a periodic fee to license our software and access technical support over a specified period of time. As part of our expanded subscription program, we also launched a program for our existing customers to convert their support contracts to subscription contracts. A number of customers converted their support contracts to subscriptions in 2016, and we expect there will be continued opportunities to convert existing support contracts to subscription contracts in 2017 and beyond due to the renewal cycles of some of those contracts. In the first quarter of 2017, subscription bookings were 65% of license and subscription bookings, compared to 28% in the first quarter of 2016; in 2016, 56% of our license and subscription bookings were subscriptions, compared to 17% in 2015.
We expect that a significant majority of our license and subscription bookings in 2017 could be subscription. The transition to a subscription licensing model has had, and will continue to have, an adverse impact on revenue, operating margin and EPS relative to periods in which we primarily sold perpetual licenses until the expected transition of our customer base to subscription is completed.
Cost Controls and Margin Expansion
We continue to proactively manage our cost structure and invest in what we believe are high return opportunities in our business. Our goal is to drive continued margin expansion over the long term. To that end, we restructured our workforce in 2016, and we completed facility-related restructuring actions in the first quarter of 2017. As of December 31, 2016, we were materially complete with those actions and had incurred total restructuring charges of approximately $83 million. Of that amount, $6 million was recorded in the first quarter of 2017.
We expect that the cost savings associated with the headcount and facility reductions will be offset by certain planned cost increases and investments in our business. As a result, we do not expect net operating expense reductions in 2017, as compared to 2016 levels.

Results of Operations
The following table shows the financial measures that we consider the most significant indicators of the performance of our business. In addition to operating income, operating margin, and diluted earnings per share as calculated under GAAP, the table also includes non-GAAP operating income, operating margin, and diluted earnings per share for the reported periods. We discuss the non-GAAP measures in detail, including items excluded from the measures, and provide a reconciliation to the comparable GAAP measures under Non-GAAP Financial Measures below.

	Three months ended		Percent Change 2016 to 2017
	December 31, 2016	January 2, 2016	Actual	Constant Currency
	(Dollar amounts in millions, except per share data)
Subscription	$54.4	$22.2	145%	144%
Support	151.5	171.8	(12)%	(12)%
Total recurring software revenue	205.8	193.9	6%	6%
Perpetual license	34.4	47.8	(28)%	(27)%
Total software revenue	240.2	241.7	(1)%	(1)%
Professional services	46.1	49.3	(7)%	(7)%
Total revenue	286.3	291.0	(2)%	(2)%
Total cost of revenue	82.1	80.1	2%
Gross margin	204.2	210.9	(3)%
Operating expenses	199.7	224.2	(11)%
Total costs and expenses	281.8	304.3	(7)%	(7)%
Operating income (loss)	4.6	(13.3)	(134)%	(121)%
Non-GAAP operating income (1)	$44.3	$62.1	(29)%	(40)%
Operating margin	1.6%	(4.6)%
Non-GAAP operating margin (1)	15.4%	21.3%
Diluted loss per share	$(0.08)	$(0.21)
Non-GAAP diluted earnings per share (2)	$0.26	$0.51
Cash flow from (used in) operations	$(48.0)	$61.3

(1) See Non-GAAP Measures below for a reconciliation of our GAAP results to our non-GAAP measures.
(2) We have recorded a full valuation allowance against our U.S. net deferred tax assets and a valuation allowance against net deferred tax assets in certain foreign jurisdictions. As we are profitable on a non-GAAP basis, the 2017 and 2016 non-GAAP tax provisions are being calculated assuming there is no valuation allowance. Income tax adjustments for the three months ended January 2, 2016 reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above. Additionally, our non-GAAP tax provision for the three months ended January 2, 2016 excludes a $1.6 million tax provision related to a legal settlement accrual. Beginning in the second quarter of 2016, we changed our methodology to adopt a method that is more reflective of our full year expected non-GAAP tax rate. For the three months ended December 31, 2016, our non-GAAP tax provision is based on our annual expected non-GAAP tax rate applied to our year-to-date non-GAAP earnings.

Subscription Measures
Given the difference in revenue recognition between the sale of a perpetual software license (revenue is recognized at the time of sale) and a subscription (revenue is deferred and recognized ratably over the subscription term), we use bookings for internal planning, forecasting and reporting of new license and subscription sales and cloud services transactions.
Bookings
In order to normalize between perpetual and subscription licenses, we define subscription bookings as the subscription annualized contract value (subscription ACV) of new subscription bookings multiplied by a conversion factor of 2. We arrived at the conversion factor of 2 by considering a number of variables, including pricing, support, length of term, and renewal rates. In 2016, the average subscription contract term was approximately two years.
We define subscription ACV as the total value of a new subscription booking divided by the term of the contract (in days), multiplied by 365. If the term of the subscription contract is less than a year, the ACV is equal to the total contract value.
We define license and subscription bookings as subscription bookings (as described above) plus perpetual license bookings plus any monthly software rental bookings during the period.
License and subscription bookings for the first quarter of 2017 were $90 million, up 31% over the first quarter of 2016.
We define total ACV as subscription ACV (as described above) plus the annualized value of incremental monthly software rental bookings during the period.
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
ARR was approximately $819 million for the first quarter of 2017, which increased 9% compared to the first quarter of fiscal 2016.
Impact of Foreign Currency Exchange on Results of Operations
Approximately two-thirds of our revenue and half of our expenses are transacted in currencies other than the U.S. Dollar. Because we report our results of operations in U.S. Dollars, currency translation, particularly changes in the Euro and Yen relative to the U.S. Dollar, affects our reported results. If actual results for the first quarter of 2017 had been converted into U.S. Dollars based on the foreign currency exchange rates in effect for the first quarter of 2016, revenue would have been lower by $1.1 million, costs and expenses would have been higher by $1.1 million, and operating income would have been lower by $2.2 million. Our constant currency disclosures are calculated by multiplying the actual results for the first three months of 2017 by the exchange rates in effect for the comparable period of 2016.
Revenue from Acquired Businesses
The results of operations of acquired businesses have been included in our consolidated financial statements beginning on their respective acquisition dates. Kepware, acquired in the second quarter of 2016, contributed approximately $6.6 million to our software revenue in the first quarter of 2017.
Allocations and Reclassifications
In 2016, we launched Navigate, a ThingWorx-based PLM solution. In 2017, revenue and bookings for Navigate are being allocated 50% to Solutions and 50% to IoT; 2016 reported amounts have been reclassified to conform to the current presentation. The impact of the reclassification on 2016 revenue was immaterial.
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

	December 31, 2016	September 30, 2016	January 2, 2016
	(Dollar amounts in millions)
Unbilled deferred revenue	$450	$369	$188
Deferred revenue	375	414	389
Total	$825	$783	$577
Total billed and unbilled deferred revenue increased 43% year over year and 5% sequentially primarily due to the increase in our subscription bookings, which are generally billed annually at the start of each annual subscription period. Billed deferred revenue declined sequentially and year over year due to the timing of fiscal quarter ends and billing schedules. (Q1’17 ended on December 31, 2016 while Q1’16 ended on January 2, 2016.)
We expect that the amount of unbilled deferred revenue and deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of large customer subscription and support agreements, varying billing cycles of such agreements, the specific timing of customer renewals, foreign currency fluctuations and the timing of when revenue is recognized.
Revenue
We report our revenue by line of business (as described above), by business group (Solutions and IoT Groups), and by geographic region (Americas, Europe, and Asia Pacific). Results include combined revenue from direct sales and our channel.

Revenue by Line of Business	% of Total Revenue
	Three months ended
	December 31, 2016	January 2, 2016
Subscription	19%	8%
Support	53%	59%
Perpetual license	12%	16%
Professional services	16%	17%

Revenue by Business Group	Three months ended
			Percent Change
	December 31, 2016	January 2, 2016	Actual	Constant Currency
	(Dollar amounts in millions)
Solutions Group
Subscription	$42.0	$11.4	268%	266%
Support	148.7	169.8	(12)%	(13)%
Total recurring software revenue	190.7	181.2	5%	5%
Perpetual license	28.1	47.4	(41)%	(40)%
Total software revenue	218.7	228.6	(4)%	(5)%
Professional services	43.7	47.2	(7)%	(8)%
Total revenue	$262.4	$275.8	(5)%	(5)%
IoT Group
Subscription	$12.3	$10.8	15%	14%
Support	2.8	2.0	44%	44%
Total recurring software revenue	15.2	12.7	19%	19%
Perpetual license	6.3	0.4	1,564%	1,565%
Total software revenue	21.5	13.1	64%	64%
Professional services	2.4	2.1	15%	14%
Total revenue	$23.9	$15.2	57%	57%
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

Solutions Group
The decline in Solutions Group software revenue was driven by the higher than expected subscription mix in the quarter, as customers purchased fewer perpetual licenses and associated support contracts, a portion of existing support contracts converted to subscriptions, and there were fewer support win-backs in the channel as we launched a new win-back reactivation program in the third quarter of 2016, where customers return on a subscription basis. In addition, there were two fewer days in the fiscal quarter ended December 31, 2016, compared to the year-ago period, resulting in lower recurring software revenue. Recurring software revenue in the first quarter of 2017, compared to the first quarter of 2016, grew in CAD, PLM and SLM. CAD bookings in the first quarter of 2017 grew in the low teens, and we experienced solid growth in PLM, offset by a decline in SLM bookings, due to a difficult comparison to results for the first quarter of 2016, which included a number of large perpetual deals.
IoT Group
The IoT Group delivered revenue growth in the first quarter of 2017 driven by continued adoption and expansion of the ThingWorx platform, the Vuforia augmented reality solution, and Kepware solutions, which we acquired in the second quarter of 2016. In the first quarter of 2017, the IoT Group had one large deal (bookings greater than $1 million) and one mega-deal (bookings greater than $5 million).
Professional Services Revenue Performance
Consulting and training services engagements typically result from sales of new perpetual licenses and subscriptions, particularly of our PLM and SLM solutions. The decline in professional services revenue in the first quarter of 2017 was due in part to strong growth in bookings by our service partners, which is in line with our strategy for professional services revenue to trend flat-to-down over time as we expand our service partner program under which service engagements are referred to third-party service providers and to changes in how we deliver services to customers. Over time, we anticipate that we will continue to offer solutions that require less services and, as a result, we do not expect that professional services revenue will increase proportionately with software revenue.
Revenue by Geographic Region

	Three months ended		Percent Change
	December 31, 2016	January 2, 2016	Actual	Constant Currency
	(Dollar amounts in millions)
Software revenue by region:
Americas	$106.9	$108.1	(1)%	(1)%
Europe	$83.6	$86.0	(3)%	(1)%
Asia Pacific	$49.7	$47.6	4%	1%

	Three months ended
	December 31, 2016	January 2, 2016
Total revenue by region as a % of total revenue:
Americas	44%	43%
Europe	36%	37%
Asia Pacific	20%	20%
A significant percentage of our annual revenue comes from large customers in the broader manufacturing space. As a result, software revenue growth in our core CAD and PLM products historically has correlated to growth in broader measures of the global manufacturing economy, including GDP, industrial production and manufacturing PMI.
The decreases in revenue in the first quarter of 2017, compared to the first quarter of 2016, were driven primarily by a higher mix of subscription bookings and lower professional services revenue. We remain cautious regarding the state of the global macroeconomic environment. Although recent PMI data indicates potential modest improvements in North America and Europe, it is too early for us to conclude that this has caused, or will cause, a change in buying behavior within our customer base. We believe that our recent performance has been driven by improved execution in a somewhat weak macro-environment, which we do not expect will change materially over the short term.
Americas

Bookings in Americas in the first quarter of 2017 compared to the first quarter of 2016 grew by 59% on a constant currency basis, with subscription revenue growing 108% year over year on a constant currency basis.
Europe
Bookings in Europe in the first quarter of 2017 compared to the first quarter of 2016 grew by 28% on a constant currency basis, with subscription revenue growing 144% year over year on a constant currency basis.
Asia Pacific
Bookings in Asia Pacific in the first quarter of 2017 compared to the first quarter of 2016 declined by 2% on a constant currency basis, with subscription revenue growing 651% year over year on a constant currency basis. Bookings performance in Japan has historically been volatile, and declined as compared to the first quarter of fiscal 2016, due to the timing of large deals, and may also be impacted by the rapid currency appreciation relative to the U.S. Dollar in recent months.

Gross Margin	Three months ended
	December 31, 2016	January 2, 2016	Percent Change
	(Dollar amounts in millions)
Gross margin	$204.2	$210.9	(3)%
Non-GAAP gross margin (1)	214.3	219.7	(2)%
Gross margin as a % of revenue:
Software	82.1%	85.0%
Professional services	15.1%	12.1%
Gross margin as a % of total revenue	71.3%	72.5%
Non-GAAP gross margin as a % of total revenue (1)	74.6%	75.4%
(1) Non-GAAP measures are reconciled to GAAP results under Non-GAAP Measures below.
Gross margin as a percentage of total revenue in the first quarter of 2017 compared to the first quarter of 2016 reflects lower perpetual license revenue. Support revenue comprised 53% of our total revenue in the first quarter of 2017 as compared to 59% in the first quarter of 2016.

	Three months ended
	December 31, 2016	January 2, 2016	Percent Change
	(Dollar amounts in millions)
Costs and expenses:
Cost of software revenue	$42.9	$36.8	17%
Cost of professional services revenue	39.2	43.3	(10)%
Sales and marketing	90.7	82.4	10%
Research and development	57.9	57.7	—%
General and administrative	36.7	38.6	(5)%
Amortization of acquired intangible assets	8.1	8.4	(3)%
Restructuring charges	6.3	37.1	(83)%
Total costs and expenses	$281.8	$304.3	(7)%
Total headcount at end of period	5,767	5,654	2%
Costs and expenses in the first quarter of 2017 compared to the first quarter of 2016 decreased primarily as a result of the following:

•	a $30.9 million decrease in restructuring charges;

•
a $5.2 million decrease in stock-based compensation expense due in part to a modification in the first quarter of 2016 of performance-based awards previously granted under our long-term incentive programs; and

•	a decrease in professional services costs as more service engagements were migrated to our partners.

The decreases above were partially offset by increases due to:

•	the acquisition of Kepware in the second quarter of 2016; and

•	higher total incentive-based compensation.

Cost of Software Revenue	Three months ended
	December 31, 2016	January 2, 2016	Percent Change
	(Dollar amounts in millions)
Cost of software revenue	$42.9	$36.8	17%
% of total revenue	15%	13%
% of total software revenue	18%	15%
Software headcount at end of period	920	777	18%
Our cost of software revenue consists of fixed and variable costs associated with reproducing and distributing software and documentation, as well as royalties paid to third parties for technology embedded in or licensed with our software products, amortization of intangible assets associated with acquired products and costs to perform and support our cloud services business. Our cost of software revenue also includes costs such as salaries, benefits, and computer equipment and facilities associated with customer support and the release of support updates (including related royalty costs). Cost of software revenue as a percent of software revenue can vary depending on the subscription mix percentage, the product mix sold, the effect of fixed and variable royalties, headcount and the level of amortization of acquired software intangible assets. Amortization of acquired purchased software totaled $6.4 million and $5.1 million in the first quarter of 2017 and 2016, respectively. The increase in amortization is related to the acquisitions of Kepware and Vuforia in 2016. In the first quarter 2017, compared to the first quarter of 2016, total compensation, benefit costs and travel costs increased $4.2 million (21%) primarily as a result of more headcount supporting our cloud services business.

Cost of Professional Services Revenue	Three months ended
	December 31, 2016	January 2, 2016	Percent Change
	(Dollar amounts in millions)
Cost of professional services revenue	$39.2	$43.3	(10)%
% of total revenue	14%	15%
% of total professional services revenue	85%	88%
Professional services headcount at end of period	865	989	(13)%

Our cost of professional services revenue includes costs such as salaries, benefits, and computer equipment and facilities for our training and consulting personnel, and third-party subcontractor fees. In the first quarter of 2017 compared to the first quarter of 2016, compensation-related costs were down $2.5 million (9%) due to lower headcount.

Sales and Marketing	Three months ended
	December 31, 2016	January 2, 2016	Percent Change
	(Dollar amounts in millions)
Sales and marketing	$90.7	$82.4	10%
% of total revenue	32%	28%
Sales and marketing headcount at end of period	1,422	1,335	7%
Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. In the first quarter of 2017, compared to the first quarter of 2016, total compensation, benefit costs and travel expenses increased by 5% ($3.3 million) due to the increase in headcount, higher incentive-based compensation and higher travel costs. Additionally, in the first quarter of 2017, compared to the first quarter of 2016, costs related to sales and marketing events and programs increased by $3.1 million.

Research and Development	Three months ended
	December 31, 2016	January 2, 2016	Percent Change
	(Dollar amounts in millions)
Research and development	$57.9	$57.7	—%
% of total revenue	20%	20%
Research and development headcount at end of period	1,900	1,894	—%
Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Major research and development activities include developing new products and releases and updates of our software that enhance functionality and add features. In the first quarter of 2017, compared to the first quarter of 2016, total costs and total headcount remained relatively unchanged.

General and Administrative	Three months ended
	December 31, 2016	January 2, 2016	Percent Change
	(Dollar amounts in millions)
General and administrative	$36.7	$38.6	(5)%
% of total revenue	13%	13%
General and administrative headcount at end of period	660	659	—%
Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources, legal and administrative functions, as well as acquisition-related charges, bad debt expense and outside professional services, including accounting and legal fees. In the first quarter of 2017, compared to the first quarter of 2016, stock-based compensation decreased and was partially offset by increases in professional service fees.

Amortization of Acquired Intangible Assets	Three months ended
	December 31, 2016	January 2, 2016	Percent Change
	(Dollar amounts in millions)
Amortization of acquired intangible assets	$8.1	$8.4	(3)%
% of total revenue	3%	3%
Amortization of acquired intangible assets reflects the amortization of acquired non-product related intangible assets, primarily customer and trademark-related intangible assets, recorded in connection with completed acquisitions. The decrease in amortization of acquired intangible assets in the first quarter of 2017 compared to the first quarter of 2016 is due to certain assets being fully amortized as well as the impact of exchange rates.

Restructuring Charges	Three months ended
	December 31, 2016	January 2, 2016
	(in millions)
Restructuring charges	$6.3	$37.1
On October 23, 2015, we committed to a plan to restructure our global workforce and consolidate select facilities in order to reduce our cost structure and to realign our investments with our identified growth opportunities. As of December 31, 2016, we were materially complete with those actions and had incurred total restructuring charges of approximately $83 million. We expect that the expense reductions will be offset by planned cost increases, investments in our business and the anticipated effects of foreign currency fluctuations, which effect is contemplated in our most recent financial targets for fiscal 2017. In the first three months of 2017, we recorded charges of $6.3 million, of which $3.9 million related to the closure of excess facilities.
In the first three months of 2017, we made cash payments related to restructuring charges of $15.8 million, compared to $16.7 million in the first three months of 2016. At December 31, 2016, accrued restructuring was $25.6 million, of which we expect to pay $23.3 million within the next twelve months.

Interest and Other Expense, net	Three months ended
	December 31, 2016	January 2, 2016
	(in millions)
Interest income	$0.9	$0.9
Interest expense	(10.3)	(6.6)
Other expense, net	(1.6)	(0.6)
Total interest and other expense, net	$(11.1)	$(6.3)
Interest and other expense, net includes interest income, interest expense, foreign currency net losses and other non-operating gains and losses. Foreign currency net losses include costs of forward contracts, certain realized and unrealized foreign currency transaction gains or losses, and foreign exchange gains or losses resulting from the required period-end currency re-measurement of the assets and liabilities of our subsidiaries that use the U.S. Dollar as their functional currency. We use foreign currency forward contracts to reduce our exposure to fluctuations in foreign exchange rates.
The increase in interest expense in the first quarter of 2017 compared to the first quarter of 2016 was due to higher amounts outstanding under our credit facility and the 6% senior notes issued in the third quarter of 2016. We had $738 million total debt at December 31, 2016, compared to $718 million at January 2, 2016.

Income Taxes	Three months ended
	December 31, 2016	January 2, 2016
	(Dollar amounts in millions)
Pre-tax income (loss)	$(6.5)	$(19.5)
Tax provision	2.6	4.3
Effective income tax rate	(41)%	(22)%
In the first quarter of 2017, our effective tax rate was (41)% on a pre-tax loss of $(6.5) million, compared to (22)% on pre-tax loss of $(19.5) million in the first quarter of 2016, respectively. In the first quarters of 2017 and 2016, our effective tax rate was lower than the 35% statutory federal income tax rate due to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland. In 2017 and 2016, the foreign rate differential predominantly relates to these Irish earnings. Our foreign rate differential in 2017 and 2016 includes the continuing rate benefit from a business realignment completed on September 30, 2014 in which intellectual property was transferred between two wholly-owned foreign subsidiaries. The realignment allows us to more efficiently manage the distribution of our products to European customers. For the first quarters of 2017 and 2016, this realignment resulted in a tax benefit of approximately $7 million and $3 million, respectively. Additionally, for the first three months of 2016, our provision reflects a tax benefit of $2.6 million related to a retroactive extension of the U.S. research and development tax credit enacted in the first quarter of 2016. This benefit was offset by a corresponding provision to increase our U.S. valuation allowance.
Changes to tax laws have been proposed by the executive and legislative branches of the U.S. government.  Some of the provisions proposed, if enacted, could have a material adverse impact to the Company’s effective tax rate and tax liabilities.
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
In the fourth quarter of 2016, we received an assessment from the tax authorities in Korea related to a tax audit of approximately $12 million.  The assessment relates to various tax issues but primarily to foreign withholding taxes. We have appealed and will vigorously defend our positions. We believe that it is more likely than not that our positions will be sustained upon appeal. Accordingly, we have not recorded a tax reserve for this matter. We paid this assessment in the first quarter of 2017, pending resolution of the appeal.

Non-GAAP Financial Measures
The non-GAAP financial measures presented in the discussion of our results of operations and the respective most directly comparable GAAP measures are:

•	non-GAAP revenue—GAAP revenue

•	non-GAAP gross margin—GAAP gross margin

•	non-GAAP operating income—GAAP operating income

•	non-GAAP operating margin—GAAP operating margin

•	non-GAAP net income—GAAP net income

•	non-GAAP diluted earnings or loss per share—GAAP diluted earnings or loss per share
The non-GAAP measures exclude fair value adjustments related to acquired deferred revenue and deferred costs, stock-based compensation expense, amortization of acquired intangible assets expense, acquisition-related charges, a legal settlement accrual, restructuring charges, non-operating credit facility refinancing costs, identified discrete charges included in non-operating other expense, net and the related tax effects of the preceding items, and any other identified tax items.
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
Stock-based compensation is a non-cash expense relating to stock-based awards issued to executive officers, employees and outside directors and to our employee stock purchase program. We exclude this expense as it is a non-cash expense and we assess our internal operations excluding this expense and believe it facilitates comparisons to the performance of other companies in our industry.
Amortization of acquired intangible assets is a non-cash expense that is impacted by the timing and magnitude of our acquisitions. We believe the assessment of our operations excluding these costs is relevant to our assessment of internal operations and comparisons to the performance of other companies in our industry.
Acquisition-related charges included in general and administrative costs are direct costs of potential and completed acquisitions and expenses related to acquisition integration activities, including transaction fees, due diligence costs, severance and professional fees. Subsequent adjustments to our initial estimated amount of contingent consideration associated with specific acquisitions are also included within acquisition-related charges. We do not include these costs when reviewing our operating results internally. The occurrence and amount of these costs will vary depending on the timing and size of acquisitions.
Restructuring charges include excess facility restructuring charges and severance costs resulting from reductions of personnel driven by modifications to our business strategy. We do not include these costs when reviewing our operating results internally. These costs may vary in size based on our restructuring plan.
Non-operating credit facility refinancing costs are non-operating charges we record as a result of the refinancing of our credit facility. We assess our internal operations excluding these costs and believe it facilitates comparisons to the performance of other companies in our industry.
Income tax adjustments include the tax impact of the items above and assumes that we are profitable on a non-GAAP basis in the U.S. and one foreign jurisdiction. It also eliminates the effect of the valuation allowance recorded against our net deferred tax assets in those jurisdictions.  Additionally, we exclude other material tax items that we do not include when reviewing our operating results internally.
We use these non-GAAP measures, and we believe that they assist our investors, to make period-to-period comparisons of our operational performance because they provide a view of our operating results without items that are not, in our view, indicative of our core operating results. We believe that these non-GAAP measures help illustrate underlying trends in our business, and we use the measures to establish budgets and operational goals (communicated internally and externally) for managing our business and evaluating our performance. We believe that providing non-GAAP measures also affords investors a view of our operating results that may be more easily compared to the results of other companies in our industry that use similar financial measures to supplement their GAAP results.

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

	Three months ended
	December 31, 2016	January 2, 2016
	(in millions, except per share amounts)
GAAP revenue	$286.3	$291.0
Fair value of acquired deferred revenue	0.9	0.5
Non-GAAP revenue	$287.2	$291.5

GAAP gross margin	$204.2	$210.9
Fair value of acquired deferred revenue	0.9	0.5
Fair value of acquired deferred costs	(0.1)	(0.1)
Stock-based compensation	2.9	3.4
Amortization of acquired intangible assets included in cost of revenue	6.4	5.1
Non-GAAP gross margin	$214.3	$219.7

GAAP operating income (loss)	$4.6	$(13.3)
Fair value of acquired deferred revenue	0.9	0.5
Fair value of acquired deferred costs	(0.1)	(0.1)
Stock-based compensation	18.0	23.2
Amortization of acquired intangible assets included in cost of revenue	6.4	5.1
Amortization of acquired intangible assets	8.1	8.4
Acquisition-related charges included in general and administrative expenses	0.2	1.2
Restructuring charges	6.3	37.1
Non-GAAP operating income	$44.3	$62.1

GAAP net loss	$(9.1)	$(23.9)
Fair value of acquired deferred revenue	0.9	0.5
Fair value of acquired deferred costs	(0.1)	(0.1)
Stock-based compensation	18.0	23.2
Amortization of acquired intangible assets included in cost of revenue	6.4	5.1
Amortization of acquired intangible assets	8.1	8.4
Acquisition-related charges included in general and administrative expenses	0.2	1.2
Restructuring charges	6.3	37.1
Non-operating credit facility refinancing costs	—	2.4
Income tax adjustments (1)	0.1	4.9
Non-GAAP net income	$30.7	$58.8

GAAP diluted loss per share	$(0.08)	$(0.21)
Fair value of acquired deferred revenue	0.01	—
Stock-based compensation	0.15	0.20
Amortization of acquired intangible assets	0.12	0.12
Acquisition-related charges included in general and administrative expenses	—	0.01
Restructuring charges	0.05	0.32
Non-operating credit facility refinancing costs	—	0.02
Income tax adjustments (1)	—	0.04
Non-GAAP diluted earnings per share	$0.26	$0.51

Operating margin impact of non-GAAP adjustments:

	Three months ended
	December 31, 2016	January 2, 2016
GAAP operating margin	1.6%	(4.6)%
Fair value of acquired deferred revenue	0.3%	0.2%
Fair value of acquired deferred costs	—%	—%
Stock-based compensation	6.3%	8.0%
Amortization of acquired intangible assets	5.0%	4.6%
Acquisition-related charges included in general and administrative expenses	0.1%	0.4%
Restructuring charges	2.2%	12.8%
Non-GAAP operating margin	15.4%	21.3%

(1)
We have recorded a full valuation allowance against our U.S. net deferred tax assets and a valuation allowance against net deferred tax assets in certain foreign jurisdictions. As we are profitable on a non-GAAP basis, the 2017 and 2016 non-GAAP tax provisions are being calculated assuming there is no valuation allowance. Income tax adjustments for the three months ended January 2, 2016 reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above. Additionally, our non-GAAP tax provision for the three months ended January 2, 2016 excludes a $1.6 million tax provision related to a legal settlement accrual. Beginning in the second quarter of 2016, we changed our historical methodology to adopt a method that is more reflective of our full year expected non-GAAP tax rate. For the three months ended December 31, 2016, our non-GAAP tax provision is based on our annual expected non-GAAP tax rate applied to our year-to-date non-GAAP earnings.

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
Goodwill
In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-04 to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance will be applied prospectively and is effective for annual reporting periods ending December 31, 2020 and thereafter with early adoption permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
Income Taxes
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). The purpose of ASU 2016-16 is to simplify the income tax accounting of an intra-entity transfer of an asset other than inventory and to record its effect when the transfer occurs. The guidance is effective for annual reporting periods beginning after December 15, 2017, our fiscal 2019, including interim reporting periods within those annual reporting periods and early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
Cash Flows
In August 2016, the FASB issued ASU 2016-15 to clarify whether the following items should be categorized as operating, investing or financing in the statement of cash flows: (i) debt prepayments and extinguishment costs, (ii) settlement of zero-coupon debt, (iii) settlement of contingent consideration, (iv) insurance proceeds, (v) settlement of corporate-owned life insurance (COLI) and bank-owned life insurance (BOLI) policies, (vi) distributions from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) receipts and payments with aspects of more than one class of cash flows. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, our fiscal 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update introduces a current expected credit loss model for measuring expected credit losses for certain types of financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. ASU 2016-13 replaces the current incurred loss model for measuring expected credit losses, requires expected losses on available-for-sale debt securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities, and provides for additional disclosure requirements. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, our fiscal 2021, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2018. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
Stock Compensation
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, including accounting for income taxes, earnings per share, and forfeitures, as well as certain practical expedients for nonpublic entities. The ASU is effective for public companies in annual periods beginning after December 15, 2016, our fiscal 2018, and interim periods within those years. Early adoption is permitted in any interim period, with all adjustments applied as of the beginning of the fiscal year of adoption. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will replace the existing guidance in ASC 840, Leases. The updated standard aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and to disclose important information about leasing arrangements. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, our fiscal 2020, and interim periods within those annual periods. Early adoption is permitted and modified retrospective application is required. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
Financial Instruments
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments to be measured at fair value with changes in fair value recognized in net income and simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. Entities may choose a practical expedient, to estimate the fair value of certain equity securities that do not have readily determinable fair values. If the practical expedient is elected, these investments would be recorded at cost, less impairment and subsequently adjusted for observable price changes. The guidance also updates certain presentation and disclosure requirements. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, our fiscal 2019, and interim periods within those fiscal years. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB approved a one-year delay in the effective date. ASU 2014-09 is effective for us in our first quarter of fiscal 2019 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. Subsequently, the FASB has issued the following standards to provide additional clarification and implementation guidance on ASU 2014-09: ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. We are currently evaluating the impact of these new standards on our consolidated financial statements.
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

Liquidity and Capital Resources

	December 31, 2016	January 2, 2016
	(in thousands)
Cash and cash equivalents	$173,367	$296,797
Marketable securities	49,834	—
Total	$223,201	$296,797

	Three months ended
	December 31, 2016	January 2, 2016
	(in thousands)
Cash provided by (used in) operating activities	$(47,978)	$61,254
Cash used by investing activities	(5,598)	(68,965)
Cash provided by (used) by financing activities	(41,232)	32,924
Cash and cash equivalents
We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. Cash and cash equivalents include highly liquid investments with original maturities of three months or less. In addition, we hold investments on marketable securities totaling approximately $50 million with an average maturity of 18 months. At December 31, 2016, cash and cash equivalents totaled $173 million, down from $278 million at September 30, 2016, reflecting $48 million used in operating cash flow, $19 million used to pay withholding taxes on stock-based awards that vested in the period, $7 million used for capital expenditures and $20 million of net repayments of borrowings under our credit facility.
Cash provided by operating activities
Cash used in operating activities was $48.0 million in the first three months of 2017, compared to $61.3 million provided by the operating activities in the first three months of 2016. The decrease is primarily due to an increase in bonus and commission payments of approximately $37 million, our first bond interest payment of $15 million, and a $12 million payment related to a Korea tax audit.
Net loss for the first three months of 2017 and 2016 was $9 million and $24 million respectively.

Cash used by investing activities

	Three months ended
	December 31, 2016	January 2, 2016
	(in thousands)
Cash used by investing activities included the following:
Additions to property and equipment	$(7,100)	$(4,185)
Acquisitions of businesses, net of cash acquired	—	(64,780)
Proceeds from sales and maturities of investments	1,502	—
	$(5,598)	$(68,965)

In the first three months of 2017, we used $7.1 million for expenditures for property and equipment consisting primarily of computer equipment, software, office equipment and facility improvements, partially offset by $1.5 million of proceeds from the sales of investments.
Cash used by financing activities

	Three months ended
	December 31, 2016	January 2, 2016
	(in thousands)
Cash used by financing activities included the following:
Net borrowings (repayments) of debt	$(20,000)	$50,000
Payments of withholding taxes in connection with vesting of stock-based awards	(18,623)	(14,833)
Proceeds from issuance of common stock	—	1
Excess tax benefits from stock-based awards	102	56
Contingent consideration	(2,711)	(1,250)
Credit facility origination costs	—	(1,050)
	$(41,232)	$32,924
In the first three months of 2017 we repaid $20 million under the credit facility. We also paid $18.6 million of withholding taxes in connection with vesting of stock based awards, and paid $2.7 million in contingent consideration associated with the ColdLight and Kepware acquisitions. In January 2017, we borrowed $40 million under our credit facility to fund working capital requirements.
Credit Agreement
Our credit facility consists of a $900 million revolving loan commitment, which may be increased by an additional $500 million if the existing or additional lenders are willing to make such increased commitments. The revolving loan commitment may be repaid in whole or in part, without penalty or premium, prior to the September 15, 2019 maturity date, when all remaining amounts outstanding will be due and payable in full. As of December 31, 2016, the fair value of our credit facility approximates its book value.
We and certain of our foreign subsidiaries may borrow under the credit facility. Any amounts borrowed by us would be guaranteed by our material domestic subsidiaries that become parties to the subsidiary guaranty, if any. Any amounts borrowed by one of our foreign subsidiaries would be guaranteed by us and any subsidiary guarantors. As of the filing of this Form 10-Q, there are no subsidiary guarantors and no amounts have been borrowed under the credit facility by a foreign subsidiary. The credit facility is secured by our assets and those of some of our U.S. subsidiaries (which include equity interests in some of our other subsidiaries).
As of December 31, 2016, we had $238.1 million in revolving loans outstanding under the credit facility. Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by us. As of December 31, 2016, the weighted average annual interest rate for amounts outstanding was 2.69%.  A quarterly commitment fee on the undrawn portion of the credit facility is required, ranging from 0.175% to 0.30% per year based on our total leverage ratio.
The credit facility limits our and our subsidiaries’ ability to, among other things: incur liens or guarantee obligations; pay dividends and make other distributions; make investments and enter into joint ventures; dispose of assets; engage in transactions with foreign subsidiaries and engage in transactions with affiliates, except on an arms-length basis. In addition, the credit facility requires us to maintain the financial ratios set forth below.

Ratio as of December 31, 2016
Total Leverage Ratio Ratio of consolidated total indebtedness to the consolidated trailing four quarters EBITDA, not to exceed 4.00 to 1.00 as of the last day of any fiscal quarter.	3.45 to 1.00
Fixed Charge Coverage Ratio
Ratio of consolidated trailing four quarters EBITDA less consolidated capital expenditures to consolidated fixed charges as of the last day of any fiscal quarter, to be not less than 3.50 to 1.00.
6.02 to 1.00
Senior Secured Leverage Ratio
Ratio of senior consolidated total indebtedness (which excludes unsecured indebtedness) to consolidated trailing four quarters EBITDA as of the last day of any fiscal quarter, not to exceed 3.00 to 1.00.
1.09 to 1.00
As of December 31, 2016, we were in compliance with all financial and operating covenants of the credit facility.
Any failure to comply with the financial or operating covenants of the credit facility would prevent us from being able to borrow additional funds, and would constitute a default, permitting the lenders to, among other things, accelerate the amounts outstanding, including all accrued interest and unpaid fees, under the credit facility and to terminate the credit facility. A change in control of PTC Inc., as defined in the agreement, also constitutes an event of default, permitting the lenders to accelerate the indebtedness and terminate the credit facility.
The terms and conditions of the credit facility are described in Note 13 to the Financial Statements.
Outstanding Notes
On May 12, 2016, we issued $500 million of 6.00% senior unsecured notes due 2024. Interest on the notes is payable twice per year, with the first payment made on November 15, 2016.
We may redeem the notes, in whole or in part, subject to certain conditions, including in some cases, a payment of premium, prior to their maturity date. In addition, if we undergo a change of control, we will be required to make an offer to purchase all the notes at a price equal to 101% of the principal amount of the notes plus accrued and unpaid interest.
The notes were issued under an indenture that contains customary covenants. Subject to certain exceptions, our ability to incur certain additional debt is limited unless, after giving pro forma effect to such incurrence and the application of the proceeds thereof, the ratio of our EBITDA to our Consolidated Fixed Charges is not greater than 2.00 to 1.00. The indenture also restricts our ability to incur liens, pay dividends or make certain other distributions, sell assets or engage in sale/leaseback transactions. Any failure to comply with these and other covenants included in the indenture could constitute an event of default that could result in the acceleration of the payment of the aggregate principal amount of the notes then outstanding and accrued interest. As of December 31, 2016, we were in compliance with all such covenants.
The terms and conditions of the credit facility are described in Note 13 to the Financial Statements.
Share Repurchases
Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors has periodically authorized the repurchase of shares of our common stock. On August 4, 2014, our Board of Directors authorized us to repurchase $600 million of our common stock through September 30, 2017. We intend to use cash from operations and borrowings under our credit facility to make such repurchases. In the first quarter of 2017, we did not repurchase any shares; we intend to resume repurchases in the second half of 2017, when we expect cash and our borrowing capacity to increase as we begin our expected exit of the subscription trough. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.
Future Expectations

We believe that existing cash and cash equivalents, together with cash generated from operations, and amounts available under our credit facility, will be sufficient to meet our working capital and capital expenditure requirements through at least the next twelve months and to meet our known long-term capital requirements.
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
We ended the quarter with a cash balance of $173 million and marketable securities of $50 million. We have substantial cash requirements in the United States and a significant portion of our cash is generated and held outside the U.S. At December 31, 2016, we had cash and cash equivalents of $49.7 million in the U.S., $52.1 million in Europe, $55.5 million in Asia Pacific (including India), and $16.0 million in other non-U.S. countries. We believe that the combination of our existing U.S. cash and cash equivalents, marketable securities, and future U.S. operating cash flows and cash available under our credit facility, will be sufficient to meet our ongoing U.S. operating expenses and known capital requirements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our market risk exposure as described in Item 7A: Quantitative and Qualitative Disclosures about Market Risk of our 2016 Annual Report on Form 10-K.

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
We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
On March 7, 2016, a putative class action lawsuit captioned Matthew Crandall v. PTC Inc. et al., No. 1:16-cv-10471, was filed against us and certain of our current and former officers and directors in the U.S. District Court for the District of Massachusetts, ostensibly on behalf of purchasers of our stock during the period November 24, 2011 through July 29, 2015. The lawsuit, which seeks unspecified damages, interest, attorneys’ fees and costs, alleges (among other things) that, during that period, PTC’s public disclosures concerning investigations by the U.S. Securities and Exchange Commission and the U.S. Department of Justice into U.S. Foreign Corrupt Practices Act matters in China (the "China Investigation") were false and/or misleading.  The parties have agreed to settle this lawsuit for an amount that is not material to our results of operations and the associated liability was accrued in our fiscal 2016 results.  A joint stipulation of settlement has been filed with the court and, at the court’s request, the parties are revising certain of the legal terms as a condition of obtaining preliminary court approval of the proposed settlement.  We cannot predict the outcome of this action nor when it will be resolved.

ITEM 1A.    RISK FACTORS
In addition to other information set forth in this report, you should carefully consider the factors described in Part I. Item 1A. Risk Factors in our 2016 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2016 Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

4.3	6.000% Senior Notes due 2024 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on May 18, 2016 (File No. 0-18059) and incorporated herein by reference).

10.1	Amendment No. 4 dated January 13, 2017 to Credit Agreement dated as of November 4, 2015 by and among PTC Inc., JP Morgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32*	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

101
The following materials from PTC Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2016 and September 30, 2016; (ii) Condensed Consolidated Statements of Operations for the three months ended December 31, 2016 and January 2, 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended December 31, 2016 and January 2, 2016; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2016 and January 2, 2016; and (v) Notes to Condensed Consolidated Financial Statements.

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

Date: February 9, 2017