Form 10-Q
period 2017-07-01
PTC INC.
filed 2017-08-08
CIK 857005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2017
Commission File Number: 0-18059
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There were 115,607,536 shares of our common stock outstanding on August 4, 2017.

PTC Inc.
INDEX TO FORM 10-Q
For the Quarter Ended July 1, 2017

PART I—FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS

PTC Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	July 1, 2017	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$260,695	$277,935
Short term marketable securities	19,277	18,695
Accounts receivable, net of allowance for doubtful accounts of $1,419 and $1,012 at July 1, 2017 and September 30, 2016, respectively	128,561	161,357
Prepaid expenses	60,507	52,819
Other current assets	140,419	131,783
Total current assets	609,459	642,589
Property and equipment, net	63,443	67,113
Goodwill	1,175,628	1,169,813
Acquired intangible assets, net	269,825	310,305
Long term marketable securities	30,912	30,921
Deferred tax assets	110,172	89,692
Other assets	32,322	35,296
Total assets	$2,291,761	$2,345,729
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,569	$18,022
Accrued expenses and other current liabilities	69,574	84,141
Accrued compensation and benefits	94,575	145,633
Accrued income taxes	6,900	6,303
Deferred revenue	455,322	400,420
Total current liabilities	650,940	654,519
Long term debt	712,191	751,601
Deferred tax liabilities	22,203	13,754
Deferred revenue	9,994	13,237
Other liabilities	61,053	69,952
Total liabilities	1,456,381	1,503,063
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 115,454 and 114,968 shares issued and outstanding at July 1, 2017 and September 30, 2016, respectively	1,154	1,150
Additional paid-in capital	1,597,820	1,598,548
Accumulated deficit	(668,275)	(657,079)
Accumulated other comprehensive loss	(95,319)	(99,953)
Total stockholders’ equity	835,380	842,666
Total liabilities and stockholders’ equity	$2,291,761	$2,345,729

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Revenue:
Subscription	$74,859	$31,822	$195,001	$77,657
Support	140,428	161,881	433,624	494,262
Total recurring revenue	215,287	193,703	628,625	571,919
Perpetual license	32,348	44,648	94,099	132,100
Total subscription, support and license revenue	247,635	238,351	722,724	704,019
Professional services	43,658	50,301	134,936	148,277
Total revenue	291,293	288,652	857,660	852,296
Cost of revenue:
Cost of license and subscription revenue	21,648	17,809	62,333	50,621
Cost of support revenue	23,635	21,055	69,028	63,670
Total cost of software revenue	45,283	38,864	131,361	114,291
Cost of professional services revenue	36,985	43,606	114,852	128,518
Total cost of revenue	82,268	82,470	246,213	242,809
Gross margin	209,025	206,182	611,447	609,487
Operating expenses:
Sales and marketing	93,101	94,874	271,568	264,480
Research and development	59,850	57,118	175,474	171,397
General and administrative	35,294	35,485	108,789	107,968
Amortization of acquired intangible assets	7,973	8,294	23,986	25,040
Restructuring charges	1,551	2,815	8,300	44,541
Total operating expenses	197,769	198,586	588,117	613,426
Operating income (loss)	11,256	7,596	23,330	(3,939)
Interest expense	(10,200)	(8,164)	(32,239)	(19,511)
Interest income and other expense, net	(357)	(136)	2,049	(369)
Income (loss) before income taxes	699	(704)	(6,860)	(23,819)
Provision (benefit) for income taxes	1,650	(3,777)	4,336	2,173
Net income (loss)	$(951)	$3,073	$(11,196)	$(25,992)
Earnings (loss) per share—Basic	$(0.01)	$0.03	$(0.10)	$(0.23)
Earnings (loss) per share—Diluted	$(0.01)	$0.03	$(0.10)	$(0.23)
Weighted average shares outstanding—Basic	115,615	114,795	115,511	114,499
Weighted average shares outstanding—Diluted	115,615	115,698	115,511	114,499

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three months ended		Nine months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net income (loss)	$(951)	$3,073	$(11,196)	$(25,992)
Other comprehensive income (loss), net of tax:
Unrealized hedge gain (loss) arising during the period, net of tax of $0.3 million and $0 million in the third quarter of 2017 and 2016, respectively, and $0 million in the first nine months of 2017 and 2016, respectively	(2,298)	361	224	(3,633)
Net hedge (gain) loss reclassified into earnings, net of tax of $0 in the third quarter of 2017 and 2016, respectively, and $0.1 million and $0 million in the first nine months of 2017 and 2016, respectively	75	1,560	(777)	727
Change in unrealized gain (loss) on hedging instruments	(2,223)	1,921	(553)	(2,906)
Foreign currency translation adjustment, net of tax of $0 for each period	17,553	(5,961)	3,893	(1,219)
Unrealized gain (loss) on marketable securities	21	7	(50)	7
Amortization of net actuarial pension loss included in net income, net of tax of $0.2 million and $0.2 million in the third quarter of 2017 and 2016, respectively, and $0.7 million and $0.5 million in the first nine months of 2017 and 2016, respectively	597	417	1,687	1,220
Change in unamortized pension income (loss) during the period related to changes in foreign currency	(1,721)	413	(343)	82
Total other comprehensive income (loss)	14,227	(3,203)	4,634	(2,816)
Comprehensive income (loss)	$13,276	$(130)	$(6,562)	$(28,808)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	July 1, 2017	July 2, 2016
Cash flows from operating activities:
Net loss	$(11,196)	$(25,992)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	64,187	64,721
Stock-based compensation	56,139	51,821
Excess tax benefits from stock-based awards	(397)	(94)
Other non-cash items, net	1,536	246
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	34,913	58,499
Accounts payable, accrued expenses and other current liabilities	2,594	(17,303)
Accrued compensation and benefits	(50,518)	7,442
Deferred revenue	45,985	44,592
Accrued and deferred income taxes	(17,832)	(17,470)
Other current assets and prepaid expenses	(7,317)	4,249
Other noncurrent assets and liabilities	(16,028)	(1,115)
Net cash provided by operating activities	102,066	169,596
Cash flows from investing activities:
Additions to property and equipment	(19,333)	(16,632)
Purchases of short- and long-term marketable securities	(14,173)	(44,605)
Proceeds from maturities of short- and long-term marketable securities	13,440	—
Acquisitions of businesses, net of cash acquired	(4,960)	(164,191)
Proceeds from sales of investments	15,218	—
Net cash used in investing activities	(9,808)	(225,428)
Cash flows from financing activities:
Borrowings	150,000	670,000
Repayments of borrowings under credit facility	(190,000)	(560,000)
Repurchases of common stock	(34,994)	—
Proceeds from issuance of common stock	3,978	19
Excess tax benefits from stock-based awards	397	94
Credit facility origination costs	(184)	(6,759)
Contingent consideration	(11,054)	(10,621)
Payments of withholding taxes in connection with vesting of stock-based awards	(26,244)	(20,636)
Net cash provided by (used in) financing activities	(108,101)	72,097
Effect of exchange rate changes on cash and cash equivalents	(1,397)	4,944
Net increase (decrease) in cash and cash equivalents	(17,240)	21,209
Cash and cash equivalents, beginning of period	277,935	273,417
Cash and cash equivalents, end of period	$260,695	$294,626
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
Our fiscal year ends on September 30. Our fiscal quarters end on a Saturday following a thirteen week calendar, and may result in different quarter end dates year to year. The third quarter of 2017 ended on July 1, 2017 and the third quarter of 2016 ended on July 2, 2016. The results of operations for the three and nine months ended July 1, 2017 are not necessarily indicative of the results expected for the remainder of the fiscal year.
Income Statement Presentation
In previous quarters, we reported cost of revenue in two categories: 1) cost of subscription, support and license revenue and 2) cost of professional services revenue. Effective with the beginning of the third quarter of 2017, we are reporting cost of license and subscription revenue separately from cost of support revenue and are presenting cost of revenue in three categories: 1) cost of license and subscription revenue, 2) cost of support revenue, and 3) cost of professional services revenue.
Costs of revenue for previous periods in the accompanying Consolidated Statements of Operations are presented on a basis consistent with the current period presentation.
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
Income Taxes
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). The purpose of ASU 2016-16 is to simplify the income tax accounting of an intra-entity transfer of an asset other than inventory and to record its effect when the transfer occurs. The guidance is effective for annual reporting periods beginning after December 15, 2017 (our fiscal 2019) including interim reporting periods within those annual reporting periods and early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
Cash Flows
In August 2016, the FASB issued ASU 2016-15 to clarify whether the following items should be categorized as operating, investing or financing in the statement of cash flows: (i) debt prepayments and extinguishment costs, (ii) settlement of zero-coupon debt, (iii) settlement of contingent consideration, (iv) insurance proceeds, (v) settlement of corporate-owned life insurance (COLI) and bank-owned life insurance (BOLI) policies, (vi) distributions from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) receipts and payments with aspects of more than one class of cash flows. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017 (our fiscal 2019) and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update introduces a current expected credit loss model for measuring expected credit losses for certain types of financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. ASU 2016-13 replaces the current incurred loss model for measuring expected credit losses, requires expected losses on available-for-sale debt securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities, and provides for additional disclosure requirements. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019 (our fiscal 2021) with early adoption permitted for interim and annual reporting periods beginning after December 15, 2018. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
Stock Compensation
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, including accounting for income taxes, earnings per share, and forfeitures. The ASU is effective for public companies in annual periods beginning after December 15, 2016 (our fiscal 2018) and interim periods within those years. Early adoption is permitted in any interim period, with all adjustments applied as of the beginning of the fiscal year of adoption. The guidance will be adopted in the first quarter of 2018. We do not expect adoption of the guidance to have a material impact on our consolidated financial statements. Previously unrecognized excess tax benefits will increase deferred tax assets, which will be substantially offset by an increase in the valuation allowance.
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will replace the existing guidance in ASC 840, Leases. The updated standard aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and to disclose important information about leasing arrangements. ASU 2016-02 is effective for annual periods beginning after December 15, 2018 (our fiscal 2020) and interim periods within those annual periods. Early adoption is permitted and modified retrospective application is required. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
Financial Instruments
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments to be measured at fair value with changes in fair value recognized in net income and simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. Entities may choose a practical expedient, to estimate the fair value of certain equity securities that do not have readily determinable fair values. If the practical expedient is elected, these investments would be recorded at cost, less impairment and subsequently adjusted for observable price changes. The guidance also updates certain presentation and disclosure requirements. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017 (our fiscal 2019) and interim periods within those fiscal years. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
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

Debt Issuance Costs
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30), to simplify the required presentation of debt issuance costs. The amended guidance requires that debt issuance costs be presented in the balance sheet as a direct reduction from the carrying amount of the related debt liability rather than as an asset. It is effective for financial statements issued for fiscal years beginning after December 15, 2015 (our fiscal 2017) with early adoption permitted. The new guidance will be applied retrospectively to each prior period presented. We adopted this new guidance in our first quarter ended December 31, 2016 and applied this guidance retrospectively. As a result, the debt issuance costs of $6.5 million previously included in other long-term assets on the Consolidated Balance Sheet as of September 30, 2016 have been reclassified.
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
2. Deferred Revenue and Related Customer Receivables
Deferred Revenue
Deferred revenue primarily relates to software agreements billed to customers for which the subscription and support services have not yet been provided. The liability associated with performing these subscription and support services is included in deferred revenue and, if not yet paid, the related customer receivable is included in prepaid expenses and other current assets. Billed but uncollected support and subscription-related amounts included in other current assets at July 1, 2017 and September 30, 2016 were $131.1 million and $126.3 million, respectively.
3. Restructuring Charges
On October 23, 2015, we initiated a plan to restructure our workforce and consolidate select facilities in order to reduce our cost structure and to realign our investments with what we believe to be our higher growth opportunities. The actions resulted in total restructuring charges of $85.5 million, primarily associated with termination benefits associated with approximately 800 employees. In the third quarter and first nine months of 2017, we recorded charges of $1.6 million and $8.3 million, respectively, of which $1.8 million and $5.7 million is related to the closure of excess facilities, respectively. As of July 1, 2017, this restructuring plan was substantially complete. In both the third quarter and first nine months of 2017 restructuring charges include a credit of $0.2 million related to prior restructuring actions.
The following table summarizes restructuring accrual activity for the nine months ended July 1, 2017:

	Employee severance and related benefits	Facility closures and related costs	Total
	(in thousands)
October 1, 2016	$35,177	$1,431	$36,608
Charge to operations, net	2,582	5,718	8,300
Cash disbursements	(33,979)	(1,351)	(35,330)
Other non-cash charges	—	(704)	(704)
Foreign exchange impact	(800)	98	(702)
Accrual, July 1, 2017	$2,980	$5,192	$8,172

The following table summarizes restructuring accrual activity for the nine months ended July 2, 2016:

	Employee severance and related benefits	Facility closures and related costs	Total
	(in thousands)
October 1, 2015	$14,086	$1,168	$15,254
Charges to operations, net	44,010	531	44,541
Cash disbursements	(49,059)	(834)	(49,893)
Foreign exchange impact	103	(11)	92
Accrual, July 2, 2016	$9,140	$854	$9,994
Of the accrual for facility closures and related costs, as of July 1, 2017 $3.0 million is included in accrued expenses and other current liabilities and $2.2 million is included in other liabilities in the Consolidated Balance Sheets. The accrual for facility closures is net of assumed sublease income of $4.4 million. The accrual for employee severance and related benefits is included in accrued compensation and benefits in the Consolidated Balance Sheets.
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

Restricted stock unit activity for the nine months ended July 1, 2017	Shares	Weighted Average Grant Date Fair Value (Per Share)
	(in thousands)
Balance of outstanding restricted stock units October 1, 2016	3,776	$37.30
Granted	1,932	$51.24
Vested	(1,564)	$36.02
Forfeited or not earned	(622)	$37.51
Balance of outstanding restricted stock units July 1, 2017	3,522	$45.48

	Restricted Stock Units
Grant Period	Target TSR Units (1)	Performance-based RSUs (2)	Service-based RSUs (3)
	(Number of Units in thousands)
First nine months of 2017	358	325	1,249
_________________

(1)	The TSR units were granted to our executive officers pursuant to the terms described below.

(2)
The performance-based RSUs were granted to our executive officers and are eligible to vest based on the achievement of performance criteria for fiscal 2017 established by the Compensation Committee at the time of grant. Shares not earned will be forfeited. The shares earned will vest in three substantially equal installments on November 15, 2017, November 15, 2018 and November 15, 2019.

(3)
The service-based RSUs were granted to employees, our executive officers and our directors. All service-based RSUs will vest in three substantially equal annual installments on or about the anniversary of the date of grant.

In the first nine months of 2017, we granted the target performance-based TSR units ("target RSUs") shown in the table above to our executive officers. These RSUs are eligible to vest based upon our total shareholder return relative to a peer group (the “TSR units”), measured annually over a three year period. The number of TSR units to vest over the three year period will be determined based on the performance of PTC stock relative to the stock performance of an index of PTC peer companies established as of the grant date, as determined at the end of three measurement periods ending on September 30, 2017, 2018 and 2019, respectively. The shares earned for each period will vest on November 15 following each measurement period, up to a maximum of two times the number of target RSUs (up to a maximum of 499 thousand shares). No vesting will occur in a period unless an annual threshold requirement is achieved. The employee, subject to certain retirement provisions, must remain employed by PTC through the applicable vest date for any RSUs to vest, but in no event will any RSUs vest if the performance criteria are not achieved. If the return to PTC shareholders is negative but still meets or exceeds the peer group indexed return, a maximum of 100% of the target RSUs will vest for the measurement period. TSR units not earned in either of the first two measurement periods are eligible to be earned in the third measurement period.
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
The significant assumptions used in the Monte Carlo simulation model were as follows:

Average volatility of peer group	29.3%
Risk-free interest rate	0.99%
Dividend yield	—%
Compensation expense recorded for our stock-based awards was classified in our Consolidated Statements of Operations as follows:

	Three months ended		Nine months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(in thousands)
Cost of license and subscription revenue	$347	$195	$954	$552
Cost of support revenue	1,139	963	3,638	3,611
Cost of professional services revenue	1,505	1,342	4,500	4,072
Sales and marketing	3,296	3,195	11,047	11,254
Research and development	2,805	2,531	9,753	7,578
General and administrative	7,482	5,570	26,247	24,754
Total stock-based compensation expense	$16,574	$13,796	$56,139	$51,821

Stock-based compensation expense in the third quarter and first nine months of 2017 includes $0.9 million and $2.2 million, respectively, related to the ESPP. Stock-based compensation expense in the first quarter of 2016 included $10 million related to modifications of certain performance-based RSUs previously granted under our long-term incentive programs.
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

	Three months ended		Nine months ended
Calculation of Basic and Diluted EPS	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(in thousands, except per share data)
Net income (loss)	$(951)	$3,073	$(11,196)	$(25,992)
Weighted average shares outstanding—Basic	115,615	114,795	115,511	114,499
Dilutive effect of restricted stock units	—	903	—	—
Weighted average shares outstanding—Diluted	115,615	115,698	115,511	114,499
Earnings (loss) per share—Basic	$(0.01)	$0.03	$(0.10)	$(0.23)
Earnings (loss) per share—Diluted	$(0.01)	$0.03	$(0.10)	$(0.23)

For the nine months ended July 1, 2017 and July 2, 2016 the diluted net loss per share is the same as the basic net loss per share as the effects of our potential common stock equivalents are antidilutive. Total antidilutive shares were 2.0 million and 1.7 million for the nine months ended July 1, 2017 and July 2, 2016, respectively.
Common Stock Repurchases
Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors periodically authorizes the repurchase of shares of our common stock. On August 4, 2014, our Board of Directors authorized us to repurchase up to $600 million of our common stock through September 30, 2017. We have repurchased $224.9 million of our common stock under this authorization. In the third quarter and first nine months of 2017, we repurchased $35 million of our common stock. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.
6. Acquisitions
Acquisition-related costs were $0.3 million and $1.0 million for the third quarter and first nine months of 2017, respectively and $0.9 million and $3.2 million for the third quarter and first nine months of 2016, respectively. Acquisition-related costs include direct costs of potential and completed acquisitions (e.g., investment banker fees and professional fees, including legal and valuation services) and expenses related to acquisition integration activities (e.g., professional fees and severance). In addition, subsequent adjustments to our initial estimated amount of contingent consideration associated with specific acquisitions are included within acquisition-related charges. These costs are classified in general and administrative expenses in the accompanying Consolidated Statements of Operations.
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
The acquisition of Kepware has been accounted for as a business combination. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The fair values of intangible assets were based on valuations using an income approach, with estimates and assumptions provided by management of Kepware and PTC. The process for estimating the fair values of identifiable intangible assets and the contingent consideration liability requires the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The former shareholders of Kepware are eligible to receive additional consideration of up to $18.0 million, which is contingent on the achievement of certain financial performance, product integration and business integration targets within 24 months from April 3, 2016 to April 2, 2018. If such targets are achieved within the defined 12 month, 18 month and 24 month earn-out periods, the consideration corresponding to each target will be earned and payable in cash. All of the $9.6 million achievable contingent consideration in 2017 has been earned and paid. The remainder, if subsequently earned, will become payable in 2018.

In connection with accounting for the business combination, we recorded a liability of $16.9 million representing the fair value of the contingent consideration. The liability was valued using a discounted cash flow method and a probability weighted estimate of achievement of the targets. The estimated undiscounted range of outcomes for the contingent consideration is $16.9 million to $18.0 million. We assess the probability that the targets will be met and at what level each reporting period. Subsequent changes in the estimated fair value of the liability are reflected in earnings until the liability is fully settled. As of July 1, 2017, our estimate of the liability was $7.9 million, after a $1.8 million payment made in December 2016 and $7.8 million payment made in May 2017.
The purchase price allocation resulted in $77.1 million of goodwill, which will be deductible for income tax purposes, and intangible assets of $34.5 million. Intangible assets include purchased software of $28.7 million, customer relationships of $5.2 million and trademarks of $0.6 million, which are being amortized over weighted average useful lives of 10 years, 10 years and 6 years, respectively, based upon when the economic benefits related to such assets are expected to be realized.
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
The purchase price allocation resulted in $23.3 million of goodwill, $41.2 million of technology and $4.7 million of net tangible assets. The acquired technology is being amortized over a useful life of 6 years. All of the acquired goodwill was deductible for income tax purposes. The resulting amount of goodwill reflects the value of the synergies created by integrating Vuforia’s augmented technology platform into IoT solutions.
7. Goodwill and Intangible Assets
We have three operating and reportable segments: (1) Solutions Group, (2) IoT Group and (3) Professional Services. We assess goodwill for impairment at the reporting unit level. Our reporting units are determined based on the components of our operating segments that constitute a business for which discrete financial information is available and for which operating results are regularly reviewed by segment management. Our reporting units are the same as our operating segments.
As of July 1, 2017, goodwill and acquired intangible assets in the aggregate attributable to our Solutions Group, IoT Group and Professional Services segment were $1,177.9 million, $237.0 million and $30.6 million, respectively. As of September 30, 2016, goodwill and acquired intangible assets in the aggregate attributable to our Solutions Group, IoT Group and Professional Services segment were $1,196.6 million, $252.8 million and $30.7 million, respectively. Acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We evaluate goodwill for impairment in the third quarter of our fiscal year, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting segment below its carrying value. Factors that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period and a reduction of our market capitalization relative to net book value.
We completed our annual goodwill impairment review as of July 1, 2017 based on a qualitative assessment. Our qualitative assessment included company specific (financial performance and long-range plans), industry, and macroeconomic factors, and consideration of the fair value of each reporting unit, which was approximately double its carrying value or higher at July 2, 2106, the last valuation date. Based on our qualitative assessment, we believe it is more likely than not that the fair values of our reporting units exceed their carrying values and no further impairment testing is required.
Goodwill and acquired intangible assets consisted of the following:

	July 1, 2017			September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Goodwill (not amortized)			$1,175,628			$1,169,813
Intangible assets with finite lives (amortized) (1):
Purchased software	$358,434	$219,258	$139,176	$354,595	$199,192	$155,403
Capitalized software	22,877	22,877	—	22,877	22,877	—
Customer lists and relationships	356,520	231,006	125,514	355,698	206,515	149,183
Trademarks and trade names	19,027	13,892	5,135	19,007	13,323	5,684
Other	3,979	3,979	—	3,955	3,920	35
	$760,837	$491,012	$269,825	$756,132	$445,827	$310,305
Total goodwill and acquired intangible assets			$1,445,453			$1,480,118
(1) The weighted average useful lives of purchased software, customer lists and relationships, and trademarks and trade names with a remaining net book value are 9 years, 10 years, and 10 years, respectively.
Goodwill
Changes in goodwill presented by reportable segments were as follows:

	Solutions Group	IoT Group	Professional Services	Total
	(in thousands)
Balance, October 1, 2016	$1,050,150	$90,065	$29,598	$1,169,813
Acquisition	2,847	—	—	2,847
Foreign currency translation adjustment	2,664	228	76	2,968
Balance, July 1, 2017	$1,055,661	$90,293	$29,674	$1,175,628
Amortization of Intangible Assets
The aggregate amortization expense for intangible assets with finite lives was classified in our Consolidated Statements of Operations as follows:

	Three months ended		Nine months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(in thousands)
Amortization of acquired intangible assets	$7,973	$8,294	$23,986	$25,040
Cost of license and subscription revenue	6,517	6,383	19,294	18,235
Total amortization expense	$14,490	$14,677	$43,280	$43,275
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
Our significant financial assets and liabilities measured at fair value on a recurring basis as of July 1, 2017 and September 30, 2016 were as follows:

	July 1, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Cash equivalents	$60,118	$—	$—	$60,118
Marketable securities
Certificates of deposit	—	441	—	441
Corporate notes/bonds	47,354	—	—	47,354
U.S. government agency securities	—	2,394	—	2,394
Forward contracts	—	4,802	—	4,802
	$107,472	$7,637	$—	$115,109
Financial liabilities:
Contingent consideration related to acquisitions	$—	$—	$7,862	$7,862
Forward contracts	—	4,525	—	4,525
	$—	$4,525	$7,862	$12,387

	September 30, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Cash equivalents	$60,139	$—	$—	$60,139
Marketable securities
Certificates of deposit	—	681	—	681
Commercial paper	—	11,925	—	11,925
Corporate notes/bonds	34,601	—	—	34,601
U.S. government agency securities	—	2,409	—	2,409
Forward contracts	—	260	—	260
	$94,740	$15,275	$—	$110,015
Financial liabilities:
Contingent consideration related to acquisitions	$—	$—	$19,570	$19,570
Forward contracts	—	3,170	—	3,170
	$—	$3,170	$19,570	$22,740

Changes in the fair value of Level 3 contingent consideration liability associated with our acquisitions of ColdLight and Kepware were as follows:

	Contingent Consideration
	(in thousands)
	ColdLight	Kepware	Total
Balance, October 1, 2016	$2,500	$17,070	$19,570
Change in present value of contingent consideration	—	392	392
Payment of contingent consideration	(2,500)	(9,600)	(12,100)
Balance, July 1, 2017	$—	$7,862	$7,862

	Contingent Consideration
	(in thousands)
	ThingWorx	ColdLight	Kepware	Total
Balance, October 1, 2015	$9,000	$4,000	$—	$13,000
Addition to contingent consideration	—	—	16,900	16,900
Change in present value of contingent consideration	—	1,000	97	1,097
Payment of contingent consideration	(9,000)	(2,500)	—	(11,500)
Balance, July 2, 2016	$—	$2,500	$16,997	$19,497
 In the Consolidated Balance Sheet as of July 1, 2017, $7.9 million of the contingent consideration liability is included in accrued expenses and other current liabilities.
Of the $12.1 million payments in the first nine months of 2017, $11.1 million represents the fair value of the liabilities recorded at the acquisition date and is included in financing activities in the Consolidated Statements of Cash Flows. Of the $11.5 million payments in the first nine months of 2016, $10.6 million represents the fair value of the liabilities recorded at the acquisition date and is included in financing activities in the Consolidated Statements of Cash Flows.
9. Marketable Securities
The amortized cost and fair value of marketable securities as of July 1, 2017 and September 30, 2016 were as follows:

	July 1, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Certificates of deposit	$441	$—	$—	$441
Corporate notes/bonds	47,519	—	(165)	47,354
US government agency securities	2,401	—	(7)	2,394
	$50,361	$—	$(172)	$50,189

	September 30, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Certificates of deposit	$681	$—	$—	$681
Commercial paper	11,945	—	(20)	11,925
Corporate notes/bonds	34,701	—	(100)	34,601
US government agency securities	2,411	—	(2)	2,409
	$49,738	$—	$(122)	$49,616
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
The following table presents our available-for-sale marketable securities by contractual maturity date as of July 1, 2017 and September 30, 2016.

	July 1, 2017		September 30, 2016
	Amortized cost	Fair value	Amortized cost	Fair value
	(in thousands)		(in thousands)
Due in one year or less	$19,129	$19,095	$18,585	$18,549
Due after one year through three years	31,232	31,094	31,153	31,067
	$50,361	$50,189	$49,738	$49,616
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
Non-Designated Hedges
We hedge our net foreign currency monetary assets and liabilities primarily resulting from foreign currency denominated receivables and payables with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These contracts have maturities of up to approximately three months. Generally, we do not designate these foreign currency forward contracts as hedges for accounting purposes and changes in the fair value of these instruments are recognized immediately in earnings. Because we enter into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Gains and losses on forward contracts and foreign denominated receivables and payables are included in interest income and other expense, net.
As of July 1, 2017 and September 30, 2016, we had outstanding forward contracts with notional amounts equivalent to the following:

Currency Hedged	July 1, 2017	September 30, 2016
	(in thousands)
Canadian / U.S. Dollar	$8,488	$14,685
Swiss Franc / Euro	7,374	730
Chinese Yuan offshore / Euro	10,303	—
Euro / U.S. Dollar	227,898	174,120
Japanese Yen / Euro	11,025	32,782
Israeli Shekel / U.S. Dollar	8,116	7,271
Japanese Yen / U.S. Dollar	2,718	6,716
Swedish Krona / U.S. Dollar	6,410	3,852
Danish Krona / U.S. Dollar	5,279	1,183
All other	7,018	8,195
Total	$294,629	$249,534
The following table shows the effect of our non-designated hedges in the Consolidated Statements of Operations for the three and nine months ended July 1, 2017 and July 2, 2016:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income	Net realized and unrealized gain or (loss) (excluding the underlying foreign currency exposure being hedged)
		Three months ended		Nine months ended
		July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
(in thousands)
Forward Contracts	Interest income and other expense, net	$6,669	$(1,059)	$(1,422)	$(1,645)
In the three and nine months ended July 1, 2017, foreign currency losses, net were 0.7 million and 3.2 million, respectively. In the three and nine months ended July 2, 2016, foreign currency losses, net were 0.3 million and 1.3 million, respectively.
Cash Flow Hedges
Our foreign exchange risk management program objective is to identify foreign exchange exposures and implement appropriate hedging strategies to minimize earnings fluctuations resulting from foreign exchange rate movements. We designate certain foreign exchange forward contracts as cash flow hedges of Euro, Yen and SEK denominated intercompany forecasted revenue transactions (supported by third party sales). All foreign exchange forward contracts are carried at fair value on the Consolidated Balance Sheets and the maximum duration of foreign exchange forward contracts is 15 months.
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

As of July 1, 2017 and September 30, 2016, we had outstanding forward contracts designated as cash flow hedges with notional amounts equivalent to the following:

Currency Hedged	July 1, 2017	September 30, 2016
	(in thousands)
Euro / U.S. Dollar	$109,702	$26,181
Japanese Yen / U.S. Dollar	16,273	8,800
SEK / U.S. Dollar	3,672	4,078
Total	$129,647	$39,059
The following table shows the effect of our derivative instruments designated as cash flow hedges in the Consolidated Statements of Operations for the three and nine months ended July 1, 2017 and July 2, 2016 (in thousands):

Derivatives Designated as Hedging Instruments	Gain or (Loss) Recognized in OCI-Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income-Effective Portion	Gain or (Loss) Reclassified from OCI into Income-Effective Portion		Location of Gain or (Loss) Recognized-Ineffective Portion	Gain or (Loss) Recognized-Ineffective Portion
	Three months ended			Three months ended			Three months ended
	July 1, 2017	July 2, 2016		July 1, 2017	July 2, 2016		July 1, 2017	July 2, 2016
Forward Contracts	$(2,627)	$361	Subscription, support and license revenue	$(86)	$(1,560)	Interest income and other expense, net	$(29)	$9

	Nine months ended			Nine months ended			Nine months ended
	July 1, 2017	July 2, 2016		July 1, 2017	July 2, 2016		July 1, 2017	July 2, 2016
Forward Contracts	$256	$(3,633)	Subscription, support and license revenue	$888	$(727)	Interest income and other expense, net	$(23)	$(28)

As of July 1, 2017, we estimated that all amounts reported in accumulated other comprehensive income will be reclassified to income within the next twelve months.
In the event that an underlying forecast transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge would be immediately reclassified to interest income and other expense, net on the Consolidated Statements of Operations. For the three and nine months ended July 1, 2017 and July 2, 2016, there were no such gains or losses.
The following table shows our derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheets:

	Fair Value of Derivatives Designated As Hedging Instruments		Fair Value of Derivatives Not Designated As Hedging Instruments
	July 1, 2017	September 30, 2016	July 1, 2017	September 30, 2016
	(in thousands)		(in thousands)
Derivative assets (1):
Forward Contracts	$226	$44	$4,576	$216
Derivative liabilities (2):
Forward Contracts	$2,310	$1,477	$2,215	$1,693
(1) As of July 1, 2017 and September 30, 2016, all derivative assets were recorded in other current assets in the Consolidated Balance Sheet.
(2) As of July 1, 2017, $4,394 thousand current derivative liabilities are recorded in accrued expenses and other current liabilities, and $131 thousand long term derivative liabilities are recorded in other liabilities in the Consolidated Balance Sheets. As of September 30, 2016, all derivative liabilities were recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

Offsetting Derivative Assets and Liabilities
We have entered into master netting arrangements that allow net settlements under certain conditions. Although netting is permitted, it is currently our policy and practice to record all derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets.
The following table sets forth the offsetting of derivative assets as of July 1, 2017:

	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of July 1, 2017	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Forward Contracts	$4,802	$—	$4,802	$(4,525)	$—	$277

The following table sets forth the offsetting of derivative liabilities as of July 1, 2017:

	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of July 1, 2017	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
Forward Contracts	$4,525	$—	$4,525	$(4,525)	$—	$—

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

	Three months ended		Nine months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(in thousands)
Solutions Group
Revenue	$222,431	$217,673	$654,315	$652,985
Direct costs	47,362	44,882	138,552	140,465
Profit	175,069	172,791	515,763	512,520

IoT Group
Revenue	25,204	20,678	68,409	51,034
Direct costs	25,454	22,255	72,051	61,478
Loss	(250)	(1,577)	(3,642)	(10,444)

Professional Services
Revenue	43,658	50,301	134,936	148,277
Direct costs	35,588	42,393	110,681	124,832
Profit	8,070	7,908	24,255	23,445

Total segment revenue	291,293	288,652	857,660	852,296
Total segment costs	108,404	109,530	321,284	326,775
Total segment profit	182,889	179,122	536,376	525,521

Other unallocated operating expenses	170,082	168,711	504,746	484,919
Restructuring charges	1,551	2,815	8,300	44,541
Total operating income (loss)	11,256	7,596	23,330	(3,939)

Interest expense	(10,200)	(8,164)	(32,239)	(19,511)
Interest income and other expense, net	(357)	(136)	2,049	(369)
Income (loss) before income taxes	$699	$(704)	$(6,860)	$(23,819)

12. Income Taxes
In the third quarter and first nine months of 2017, our effective tax rate was 236% on a pre-tax income of $0.7 million, and (63)% on a pre-tax loss of $6.9 million, respectively, compared to 537% on pre-tax loss of $0.7 million and (9)% on a pre-tax loss $23.8 million in the third quarter and first nine months of 2016, respectively. In the first nine months of 2017 and 2016, our effective tax rate was lower than the 35% statutory federal income tax rate due to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland. In 2017 and 2016, the foreign rate differential predominantly relates to these Irish earnings. Our foreign rate differential in 2017 and 2016 includes the continuing rate benefit from a business realignment completed on September 30, 2014 in which intellectual property was transferred between two wholly-owned foreign subsidiaries. For the third quarter and first nine months of 2017 and 2016, this realignment resulted in tax benefits of approximately $9 million and $21 million, respectively, and $9 million and $16 million, respectively. Also, in the first nine months of 2017, we recorded a tax benefit of $1.8 million related to a favorable agreement in a foreign jurisdiction. Additionally, in the first nine months of 2016, our provision reflects a tax benefit of $2.6 million related to a retroactive extension of the U.S. research and development tax credit enacted in the first quarter of 2016. This benefit was offset by a corresponding provision to increase our U.S. valuation allowance.
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
As of July 1, 2017 and September 30, 2016, we had unrecognized tax benefits of $15.3 million and $15.5 million, respectively. If all of our unrecognized tax benefits as of July 1, 2017 were to become recognizable in the future, we would record a benefit to the income tax provision of $13.4 million, which would be partially offset by an increase in the U.S. valuation allowance of $5.1 million.
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
13. Debt
At July 1, 2017 and September 30, 2016, we had the following long-term borrowing obligations:

	July 1, 2017	September 30, 2016
	(in thousands)
6.000% Senior notes due 2024	$500,000	$500,000
Credit facility revolver	218,125	258,125
Total debt	718,125	758,125
Unamortized debt issuance costs for the Senior notes (1)	(5,934)	(6,524)
Total debt, net of issuance costs	$712,191	$751,601

Reported as
Current portion of long-term debt	$—	$—
Long-term debt	718,125	758,125
Total debt	$718,125	$758,125
(1) Unamortized debt issuance costs related to the credit facility were $2.3 million and $4.2 million as of July 1, 2017 and September 30, 2016, respectively, and were included in other assets.
Senior Notes
In May 2016, we issued $500 million in aggregate principal amount of 6.0% senior, unsecured long-term debt at par value, due in 2024. We used the net proceeds from the sale of the notes to repay a portion of our outstanding revolving loan under our current credit facility. Interest is payable semi-annually on November 15 and May 15. The debt indenture includes covenants that limit our ability to, among other things, incur additional debt, grant liens on our properties or capital stock, enter into sale and leaseback transactions or asset sales, and make capital distributions. We were in compliance with all of the covenants as of July 1, 2017.
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

As of July 1, 2017, the total estimated fair value of the Notes was approximately $545.0 million, which is based on quoted prices for the notes on that date.
Credit Agreement
In November 2015, we entered into a multi-currency credit facility with a syndicate of sixteen banks for which JPMorgan Chase Bank, N.A. acts as Administrative Agent. We use the credit facility for general corporate purposes, including acquisitions of businesses, share repurchases and working capital requirements. As of July 1, 2017, the fair value of our credit facility approximates its book value.
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
As of July 1, 2017, we had $218.1 million in loans outstanding under the credit facility. Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by PTC as described below. As of July 1, 2017, the annual interest rate for borrowing outstanding was 2.94%. Interest rates on borrowings outstanding under the credit facility range from 1.25% to 1.75% above an adjusted LIBO rate for Euro currency borrowings or would range from 0.25% to 0.75% above the defined base rate (the greater of the Prime Rate, the FRBNY rate plus 0.5%, or an adjusted LIBO rate plus 1%) for base rate borrowings, in each case based upon PTC’s total leverage ratio. Additionally, PTC may borrow certain foreign currencies at rates set in the same range above the respective London interbank offered interest rates for those currencies, based on PTC’s total leverage ratio. A quarterly commitment fee on the undrawn portion of the credit facility is required, ranging from 0.175% to 0.30% per annum, based upon PTC’s total leverage ratio.
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

As of July 1, 2017, our total leverage ratio was 3.19 to 1.00, our senior secured leverage ratio was 0.97 to 1.00 and our fixed charge coverage ratio was 5.08 to 1.00 and we were in compliance with all financial and operating covenants of the credit facility.
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

Interest expense was $10.2 million and $32.2 million for the third quarter and first nine months of 2017, respectively, and $8.2 million and $19.5 million for the third quarter and first nine months 2016, respectively.
14. Commitments and Contingencies
Legal and Regulatory Matters
Korean Tax Audit
In July 2016, we received an assessment of approximately $12 million from the tax authorities in Korea related to an ongoing tax audit. See Note 12. Income Taxes for additional information.
Legal Proceedings
On March 7, 2016, a putative class action lawsuit captioned Matthew Crandall v. PTC Inc. et al., No. 1:16-cv-10471, was filed against us and certain of our current and former officers and directors in the U.S. District Court for the District of Massachusetts, ostensibly on behalf of purchasers of our stock during the period November 24, 2011 through July 29, 2015. The lawsuit, which sought unspecified damages, interest, attorneys’ fees and costs, alleges (among other things) that, during that period, PTC’s public disclosures concerning investigations by the U.S. Securities and Exchange Commission and the U.S. Department of Justice into U.S. Foreign Corrupt Practices Act matters in China (the "China Investigation") were false and/or misleading.  The parties settled the lawsuit for an amount that is not material to our results of operations. The associated liability was accrued in our fiscal 2016 results and was paid into escrow in the third quarter of 2017. The settlement received final court approval on July 14, 2017 and all claims against PTC and the other defendants have been dismissed with prejudice.
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
Accruals
With respect to legal proceedings and claims, we record an accrual for a contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. For legal proceedings and claims for which the likelihood that a liability has been incurred is more than remote but less than probable, we estimate the range of possible outcomes. As of July 1, 2017, we had a legal proceedings and claims accrual of $0.6 million.
Accounts Receivable
Accounts receivable as of July 1, 2017 includes an amount invoiced under a multi-year contract for which the period of performance, and related revenue recognized, has spanned a number of years (with no revenue recognized in either the second or third quarter of 2017). The invoiced amount is being disputed by the customer. We intend to vigorously pursue collection of the full invoiced amount. If we are unsuccessful in collecting the full invoiced amount, there could be a write-down of accounts receivable and professional services revenue, which could range from $0 to $17.3 million.
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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q that are not historic facts, including statements about future financial and growth expectations and targets are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. These risks include: the macroeconomic and/or global manufacturing climates may not improve or may deteriorate; customers may not purchase our solutions when or at the rates we expect; our businesses, including our Internet of Things (IoT) business, may not expand and/or generate the revenue we expect; foreign currency exchange rates may vary from our expectations and thereby affect our reported revenue and expense; the mix of revenue between license & subscription solutions, support and professional services could be different than we expect, which could impact our EPS results; our customers may purchase more of our solutions as subscriptions than we expect, which would adversely affect near-term revenue, operating margins, and EPS; customers may not purchase subscriptions as we expect, which could impact our ability to achieve targeted subscription bookings and subscription mix; sales of our solutions as subscriptions may not have the longer-term effect on revenue that we expect; we may be unable to improve performance in Japan when or as we expect; we may be unable to generate sufficient operating cash flow to return 40% of free cash flow to shareholders and other uses of cash or our credit facility limits could preclude share repurchases; and any repatriation of cash held outside the U.S., which constitutes a significant portion of our cash, could be subject to significant taxes; as well as other risks and uncertainties described below throughout or referenced in Part II, Item 1 A. Risk Factors of this report.

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

Executive Overview

	Three months ended			Constant Currency Change	Nine months ended			Constant Currency Change
	July 1, 2017	July 2, 2016			July 1, 2017	July 2, 2016
Revenue			Change				Change
	(in millions)
Subscription	$74.9	$31.8	135%	137%	$195.0	$77.7	151%	152%
Support	140.4	161.9	(13)%	(12)%	433.6	494.3	(12)%	(12)%
Total recurring revenue	215.3	193.7	11%	12%	628.6	571.9	10%	10%
Perpetual license	32.3	44.6	(28)%	(27)%	94.1	132.1	(29)%	(29)%
Total subscription, support and license revenue	247.6	238.4	4%	5%	722.7	704.0	3%	3%
Professional services	43.7	50.3	(13)%	(12)%	134.9	148.3	(9)%	(9)%
Total revenue	$291.3	$288.7	1%	2%	$857.7	$852.3	1%	1%

	Three months ended			Nine months ended
Earnings Measures	July 1, 2017	July 2, 2016	Change	July 1, 2017	July 2, 2016	Change

Operating Margin	3.9%	2.6%		2.7%	(0.5)%
Loss Per Share	$(0.01)	$0.03	(131)%	$(0.10)	$(0.23)	57%
Non-GAAP Operating Margin(1)	15.4%	14.1%		15.6%	16.5%
Non-GAAP Earnings Per Share(1)	$0.28	$0.26	7%	$0.84	$1.00	(16)%
(1) Non-GAAP measures are reconciled to GAAP results under Results of Operations - Non-GAAP Financial Measures below.
Total revenue in the quarter grew 1% over the third quarter of 2016, the second quarter in which revenue has increased year over year since we began our subscription transition in 2015, and total recurring revenue grew 11%. We believe these results evidence our exit from the subscription trough. Increases in subscription revenue were offset by related declines in perpetual license revenue and support revenue and an expected decline in professional services revenue consistent with our strategy to migrate more service engagements to our partners and to deliver products that require less consulting and training services.
Subscription bookings were 64% of total bookings for the third quarter, compared to 58% in the third quarter of 2016. License and subscription bookings in the third quarter and first nine months of 2017 declined 14% and grew 6% over the third quarter and first nine months of 2016, respectively. The decline in bookings in the third quarter of 2017 over the third quarter of 2016 is primarily due to a decline in bookings in Japan, where bookings declined 74% for the third quarter and 52% for the first nine months due to sales execution issues. Additionally, the decline reflects a difficult comparison to the third quarter of 2016, when bookings grew over 30% compared to the third quarter of 2015.
The increase in operating margin in the third quarter of 2017 reflects higher revenue and slightly lower sales and marketing and general and administrative costs, offset by increased research and development spending. Additionally, restructuring charges of $2 million and $8 million for the third quarter and first nine months of 2017, respectively, were lower than restructuring charges of $3 million and $45 million for the third quarter and first nine months of 2016, respectively.
We ended the quarter with cash, cash equivalents and marketable securities of $311 million. We generated $74 million of cash from operations in the third quarter of 2017, which is net of restructuring payments of $6 million and legal payments of $2 million. We repurchased $35 million of common stock in the third quarter of 2017. At July 1, 2017, the balance outstanding under our credit facility was $218 million and total debt outstanding was $718 million.
Future Expectations, Strategies and Risks
Despite recent improvements in certain global macroeconomic factors, we continue to remain cautious about the strength of the global macroeconomic environment. Because a significant percentage of our annual revenue comes from large customers in the broader manufacturing space, total subscription, support and license revenue growth in our core CAD and PLM products historically has correlated to growth in broader measures of the global manufacturing economy, including GDP, industrial production and manufacturing PMI. Although recent PMI data indicates potential modest improvements in North America and Europe, it is too early for us to conclude that this has caused, or will cause, a change in buying behavior within our customer base.

Our transition to a subscription model has been a headwind for revenue and earnings in 2017, which is moderating as the subscription business matures. A higher mix of subscription bookings is expected to benefit us over the long term, but results in lower revenue and lower earnings in the near term. Changes in foreign currency rates can have a significant impact on our results and, relative to the prior year, may negatively impact results in the remainder of fiscal 2017.
Our 2017 initiatives are to:
1) drive sustainable growth,
2) expand our subscription-based licensing, and
3) continue to control costs and improve margins.
Sustainable Growth
Our goals for overall growth are predicated on continuing to grow in the IoT market and continuing to drive improvements in operational performance in our core Solutions business.
Subscription
Through 2015, the majority of our software licenses were sold as perpetual licenses, under which customers own the software license and revenue is recognized at the time of sale. We began offering subscription licensing for our core Solutions products in 2015 and expanded our subscription program in 2016. Under a subscription, customers pay a periodic fee to license our software and access technical support over a specified period of time. As part of our expanded subscription program, we also launched a program for our existing customers to convert their support contracts to subscription contracts. Upon conversion to subscription, we typically see an increase in the annualized recurring revenue.  A number of customers converted their support contracts to subscriptions in 2016 and the first nine months of 2017, and we expect there will be continued opportunities to convert existing support contracts to subscription contracts in the remainder of 2017. In the third quarter of 2017, subscription bookings were 64% of total bookings, compared to 58% in the third quarter of 2016.
The transition to a subscription licensing model has had an adverse impact on revenue, operating margin and EPS relative to periods in which we primarily sold perpetual licenses. Until the transition of our customer base to subscription is completed, revenue and earnings will continue to be adversely impacted. In the third quarter of 2017, total revenue was modestly higher than in the third quarter of 2016, the second quarter that revenue increased year over year since we began the subscription transition, despite a higher subscription mix. Total revenue growth was driven by an 11% increase in recurring revenue and reflects a 4% increase in software revenue in the third quarter of 2017 compared to the third quarter of 2016.
Given the subscription adoption rates we have seen in the Americas and Western Europe, we recently announced that, effective January 1, 2018, new software licenses for our core solutions and ThingWorx platform will be available only by subscription in the Americas and Western Europe. We plan to continue to offer both perpetual and subscription licenses to customers outside the Americas and Western Europe until such time as we believe a change may be appropriate. The announcement could affect customer purchasing decisions, particularly in the affected regions, as customers may accelerate purchases of perpetual licenses before January 1, 2018 or, conversely, may delay purchases.
Cost Controls and Margin Expansion
We continue to manage proactively our cost structure and invest in what we believe are high return opportunities in our business. Our goal is to drive continued margin expansion over the long term. To that end, we restructured our workforce in 2016, and we substantially completed facility-related restructuring actions in the first nine months of 2017. We do not expect to record additional restructuring charges in the fourth quarter of 2017. As of July 1, 2017, we had incurred aggregate restructuring charges of approximately $86 million under the 2016 workforce restructuring. Of that amount, $2 million was recorded in the third quarter of 2017.
We expect that the cost savings associated with the headcount and facility reductions will be offset by certain planned cost increases and investments in other areas of our business. As a result, we do not expect net operating expense reductions in 2017, as compared to 2016 levels.
Results of Operations
The following table shows the financial measures that we consider the most significant indicators of the performance of our business. In addition to operating income, operating margin, and diluted earnings per share as calculated under GAAP, the table also includes non-GAAP operating income, non-GAAP operating margin, and non-GAAP diluted earnings per share for the reported periods. We discuss the non-GAAP measures in detail, including items excluded from the measures, and provide a reconciliation to the comparable GAAP measures under Non-GAAP Financial Measures below. Any reference to "software revenue" in the discussion that follows means the sum of subscription revenue, support revenue and perpetual license revenue. “Subscription revenue” includes cloud services revenue.

	Three months ended		Percent Change 2016 to 2017		Nine months ended		Percent Change 2016 to 2017
	July 1, 2017	July 2, 2016	Actual	Constant Currency	July 1, 2017	July 2, 2016	Actual	Constant Currency
	(Dollar amounts in millions, except per share data)
Subscription	$74.9	$31.8	135%	137%	$195.0	$77.7	151%	152%
Support	140.4	161.9	(13)%	(12)%	433.6	494.3	(12)%	(12)%
Total recurring revenue	215.3	193.7	11%	12%	628.6	571.9	10%	10%
Perpetual license	32.3	44.6	(28)%	(27)%	94.1	132.1	(29)%	(29)%
Total subscription, support and license revenue	247.6	238.4	4%	5%	722.7	704.0	3%	3%
Professional services	43.7	50.3	(13)%	(12)%	134.9	148.3	(9)%	(9)%
Total revenue	291.3	288.7	1%	2%	857.7	852.3	1%	1%
Total cost of revenue	82.3	82.5	—%		246.2	242.8	1%
Gross margin	209.0	206.2	1%		611.4	609.5	—%
Operating expenses	197.8	198.6	—%		588.1	613.4	(4)%
Total costs and expenses	280.0	281.1	—%	1%	834.3	856.2	(3)%	(2)%
Operating income (loss)	11.3	7.6	48%	38%	$23.3	$(3.9)	(692)%	(773)%
Non-GAAP operating income (1)	$44.9	$40.7	10%	10%	$134.2	$141.1	(5)%	(6)%
Operating margin	3.9%	2.6%			2.7%	(0.5)%
Non-GAAP operating margin (1)	15.4%	14.1%			15.6%	16.5%
Diluted loss per share	$(0.01)	$0.03			$(0.10)	$(0.23)
Non-GAAP diluted earnings per share (2)	$0.28	$0.26			$0.84	$1.00
Cash flow from operations (3)	$73.7	$59.5			$102.1	$169.6

(1) See Non-GAAP Financial Measures below for a reconciliation of our GAAP results to our non-GAAP measures.
(2) We have recorded a full valuation allowance against our U.S. net deferred tax assets and a valuation allowance against net deferred tax assets in certain foreign jurisdictions. As we are profitable on a non-GAAP basis, the 2017 and 2016 non-GAAP tax provisions are being calculated assuming there is no valuation allowance. Income tax adjustments reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above. For the three and nine months ended July 1, 2017 and July 2, 2016 our non-GAAP tax provision is based on our annual expected non-GAAP tax rate applied to our year-to-date non-GAAP earnings.

(3) Cash flow from operations for the three and nine months ended July 1, 2017 includes $6.4 million and $35.3 million of restructuring payments, respectively, and $2.1 million and $3.3 million of legal payments, respectively. Cash flow from operations for the three and nine months ended July 2, 2016 includes $8.1 million and $49.9 million of restructuring payments, respectively, and $0.0 million and $28.2 million of legal payments, respectively.

Subscription Measures
Given the difference in revenue recognition between the sale of a perpetual software license (revenue is recognized at the time of sale) and a subscription (revenue is recognized ratably over the subscription term), we use bookings for internal planning, forecasting and reporting of new license and subscription sales and cloud services transactions.
Bookings
In order to normalize between perpetual and subscription licenses, we define subscription bookings as the subscription annualized contract value (subscription ACV) of new subscription bookings multiplied by a conversion factor of 2. We arrived at the conversion factor of 2 by considering a number of variables, including pricing, support, length of term, and renewal rates. In 2016, and for the third quarter and first nine months of 2017, the average subscription contract term was approximately two years.
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

License and subscription bookings for the third quarter of 2017 were $90 million, down 14% over the third quarter of 2016 primarily due to a decline in bookings in Japan. Additionally, the decline reflects a difficult comparison to the third quarter of 2016, when bookings grew over 30% compared to the third quarter of 2015. On a year-to-date basis, license and subscription bookings were $275 million, up 6% (7% constant currency) over the first nine months of 2016, despite an 800 basis point headwind due to the performance in Japan, where bookings were down $20 million for the period.
We define total ACV as subscription ACV (as described above) plus the annualized value of incremental monthly software rental bookings during the period.
Total subscription ACV decreased 6% over the third quarter of 2016 to $29 million, and increased 42% over the first nine months of 2016 to $91 million.
The decline in license and subscriptions booking as well as ACV in the third quarter of 2017 over the third quarter of 2016 is primarily due to declines in bookings in Japan due to sales execution issues. Japan bookings declined 74% and 52% for the third quarter and first nine months of 2017 compared to the third quarter and first nine months of 2016.
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
ARR was approximately $865 million for the third quarter of 2017, which increased 11% compared to the third quarter of fiscal 2016.
Impact of Foreign Currency Exchange on Results of Operations
Approximately two-thirds of our revenue and half of our expenses are transacted in currencies other than the U.S. Dollar. Because we report our results of operations in U.S. Dollars, currency translation, particularly changes in the Euro and Yen relative to the U.S. Dollar, affects our reported results. If actual results for the third quarter and first nine months of 2017 had been converted into U.S. Dollars based on the foreign currency exchange rates in effect for the third quarter and first nine months of 2016, revenue would have been higher by $3.9 million and $4.3 million, respectively, costs and expenses would have been higher by $2.6 million and $5.1 million, respectively, and operating income would have been higher by $1.3 million for the third quarter of 2017, and lower by $0.8 million for the first nine months of 2017. Our constant currency disclosures are calculated by multiplying the actual results for the third quarter and first nine months of 2017 by the exchange rates in effect for the comparable periods of 2016 excluding the effect of any hedging.
Revenue from Acquired Businesses
The results of operations of acquired businesses have been included in our consolidated financial statements beginning on their respective acquisition dates. Kepware, acquired in the second quarter of 2016, contributed approximately $20.3 million to our software revenue in the first nine months of 2017. Results for the third quarter of both 2017 and 2016 include Kepware revenue.
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
Deferred Revenue and Backlog (Unbilled Deferred Revenue)
Deferred revenue primarily relates to software agreements invoiced to customers for which the revenue has not yet been recognized. Unbilled deferred revenue is the aggregate of contractually committed orders for license, subscription and support for which the associated revenue has not been recognized and the customer has not been invoiced. We do not record unbilled deferred revenue on our Consolidated Balance Sheet until we invoice the customer.

	July 1, 2017	September 30, 2016	July 2, 2016
	(Dollar amounts in millions)
Deferred revenue	$465	$414	$425
Unbilled deferred revenue	443	369	232
Total	$909	$783	$658
Total billed and unbilled deferred revenue increased 38% year over year and 3% sequentially primarily due to the increase in subscription bookings, which are generally billed annually at the start of each annual subscription period.
We expect that the amount of unbilled deferred revenue and deferred revenue will change from quarter to quarter due to the specific timing, duration and size of large customer subscription and support agreements, varying billing cycles of such agreements, the specific timing of customer renewals, foreign currency fluctuations and the timing of when revenue is recognized.
Revenue
We report our revenue by line of business (as described above), by business group (Solutions and IoT Groups), and by geographic region (Americas, Europe, and Asia Pacific). Results include combined revenue from direct sales and our channel.

Revenue by Line of Business	% of Total Revenue
	Three months ended		Nine months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Subscription	26%	11%	23%	9%
Support	48%	56%	51%	58%
Perpetual license	11%	15%	11%	15%
Professional services	15%	17%	16%	17%

Revenue by Business Group	Three months ended				Nine months ended
			Percent Change				Percent Change
	July 1, 2017	July 2, 2016	Actual	Constant Currency	July 1, 2017	July 2, 2016	Actual	Constant Currency
	(Dollar amounts in millions)
Solutions Group
Subscription	$59.8	$20.8	187%	190%	$153.6	$45.8	235%	237%
Support	137.5	159.1	(14)%	(13)%	425.1	486.7	(13)%	(12)%
Total recurring revenue	197.2	179.9	10%	11%	578.6	532.5	9%	9%
Perpetual license	25.2	37.7	(33)%	(33)%	75.7	120.5	(37)%	(37)%
Total subscription, support and license revenue	222.4	217.7	2%	3%	654.3	653.0	—%	1%
Professional services	41.0	48.7	(16)%	(15)%	128.1	142.7	(10)%	(10)%
Total revenue	$263.5	$266.4	(1)%	—%	$782.4	$795.6	(2)%	(1)%
IoT Group
Subscription	$15.1	$11.0	38%	37%	$41.4	$31.9	30%	30%
Support	3.0	2.8	6%	6%	8.6	7.6	13%	13%
Total recurring revenue	18.1	13.8	31%	31%	50.0	39.5	27%	27%
Perpetual license	7.1	6.9	3%	4%	18.4	11.6	59%	60%
Total subscription, support and license revenue	25.2	20.7	22%	22%	68.4	51.0	34%	34%
Professional services	2.6	1.6	66%	66%	6.9	5.6	22%	22%
Total revenue	$27.8	$22.3	25%	25%	$75.3	$56.7	33%	33%

Subscription, Support and License Revenue Performance
Subscription revenue is comprised mainly of time-based licenses whereby customers use our software and receive related support for a specified term, and for which revenue is recognized ratably over the term of the contract. Support revenue is comprised of contracts to maintain new and/or previously purchased perpetual licenses, for which revenue is recognized ratably over the term of the contract. Perpetual licenses are a perpetual right to use the software, for which revenue is generally recognized up front upon shipment to the customer. Our subscription revenue line includes an immaterial amount of cloud services for which revenue is generally recognized ratably over the term of the contract.
Solutions Group
Despite a higher subscription mix, total Solutions Group subscription, support and license revenue for the third quarter of 2017 increased by 2% compared to the third quarter of 2016. Solutions Group software revenue for the first nine months of 2017 compared to the first nine months of 2016 was flat, driven by higher subscription mix, as customers purchased fewer perpetual licenses and associated support contracts, and some existing support contracts converted to subscriptions.
Subscription and license bookings were negatively impacted by sales execution issues in Japan, where bookings in the third quarter and first nine months of 2017 were down $12 million and $20 million, respectively, compared to the third quarter and first nine months of 2016.
IoT Group
Despite a higher subscription mix, IoT Group revenue increased 25% in the third quarter of 2017 driven by continued adoption and expansion of the ThingWorx platform. Recurring software revenue in the third quarter of 2017 increased 31% compared to the third quarter of 2016, and 8% compared to the second quarter of 2017. Bookings on a year-to-date basis grew faster than the estimated market growth rate of 30 to 40%.
Professional Services Revenue Performance
Consulting and training services engagements typically result from sales of new perpetual licenses and subscriptions, particularly of our PLM and SLM solutions. The decline in professional services revenue in the third quarter of 2017 was due in part to strong growth in bookings by our service partners, which is in line with our expectation that professional services revenue will trend flat-to-down over time, in part due to our efforts to expand our service partner program under which service engagements are referred to third-party service providers, and in part due to changes in how we deliver services to customers. Over time, we anticipate that we will continue to offer solutions that require fewer services and, as a result, we do not expect that professional services revenue will increase proportionately with license and subscription revenue.
Revenue by Geographic Region

	Three months ended		Percent Change		Nine months ended		Percent Change
	July 1, 2017	July 2, 2016	Actual	Constant Currency	July 1, 2017	July 2, 2016	Actual	Constant Currency
	(Dollar amounts in millions)
Subscription, support and license revenue by region:
Americas	$107.8	$104.9	3%	3%	$321.3	$311.5	3%	3%
Europe	$91.1	$83.1	10%	13%	$256.4	$249.5	3%	5%
Asia Pacific	$48.7	$50.4	(3)%	(5)%	$145.0	$142.9	1%	(1)%

	Three months ended		Nine months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Total revenue by region as a % of total revenue:
Americas	43%	42%	43%	43%
Europe	38%	38%	37%	37%
Asia Pacific	19%	21%	20%	20%

We believe that our recent performance in North America and Europe has been driven by improved execution in a somewhat weak macro-environment, which we do not expect will change materially over the short term. We believe our challenges in Japan are driven by sales execution issues, which we are addressing, and not due to macro-economic issues as the

PMI in Japan was 52 in June (the 10th quarter of modest expansion). We do not believe there have been any changes in the competitive landscape in Japan.
Americas
Bookings in the Americas in the third quarter of 2017 compared to the strong third quarter of 2016 declined by 9%, while subscription revenue grew 135% year over year. The decline in bookings for the third quarter reflects a difficult comparison to the third quarter of 2016, when bookings grew over 30% compared to the third quarter of 2015. Bookings in the Americas in the first nine months of 2017 compared to the first nine months of 2016 grew by 17%.
Europe
Bookings in Europe in the third quarter of 2017 compared to the third quarter of 2016 grew by 21%, (25% on a constant currency basis) with subscription revenue growing 140% year over year. Bookings in Europe in the first nine months of 2017 compared to the first nine months of 2016 grew by 23% (26% on a constant currency basis). Bookings in the third quarter of 2017 includes one IoT perpetual deal over $1 million.
Asia Pacific
Bookings in Asia Pacific in the third quarter of 2017 compared to the third quarter of 2016 declined by 46%. Notwithstanding the bookings declines, subscription revenue grew 128% in the third quarter of 2017 over the third quarter of 2016. In the first nine months of 2017 compared to the first nine months of 2016, bookings declined by 21%. The decline in bookings is largely due to sales execution issues in Japan where bookings declined 74% in the third quarter of 2017 compared to the third quarter of 2016 and 52% in the first nine months of 2017 compared to the first nine months of 2016.

Gross Margin	Three months ended			Nine months ended
	July 1, 2017	July 2, 2016	Percent Change	July 1, 2017	July 2, 2016	Percent Change
	(Dollar amounts in millions)
Gross margin	$209.0	$206.2	1%	$611.4	$609.5	—%
Non-GAAP gross margin (1)	219.1	216.0	1%	641.7	638.2	1%
Gross margin as a % of revenue:
License and subscription gross margin	80%	77%		78%	76%
Support gross margin	83%	87%		84%	87%
Professional services gross margin	15%	13%		15%	13%
Gross margin as a % of total revenue	72%	71%		71%	72%
Non-GAAP gross margin as a % of total revenue (1)	75%	75%		75%	75%
(1) Non-GAAP measures are reconciled to GAAP results under Non-GAAP Financial Measures below.
The increase in total gross margin in the third quarter and first nine months of 2017 compared to the third quarter and first nine months of 2016 is in line with the total revenue growth. Total revenue in the quarter grew 1% over the third quarter of 2016. The third quarter of 2017 is the second quarter in which revenue has increased year over year since we began our subscription transition in 2015. Margins are beginning to expand as the subscription model matures and revenue that has been deferred begins to contribute to each quarterly period. Support gross margins are down for the third quarter and first nine months of 2017 compared to the third quarter and first nine months of 2016, primarily due to a 13% and 12% decrease in support revenue, respectively.

	Three months ended			Nine months ended
	July 1, 2017	July 2, 2016	Percent Change	July 1, 2017	July 2, 2016	Percent Change
	(Dollar amounts in millions)
Costs and expenses:
Cost of license and subscription revenue	$21.6	$17.8	22%	$62.3	$50.6	23%
Cost of support revenue	23.6	21.1	12%	69.0	63.7	8%
Cost of professional services revenue	37.0	43.6	(15)%	114.9	128.5	(11)%
Sales and marketing	93.1	94.9	(2)%	271.6	264.5	3%
Research and development	59.9	57.1	5%	175.5	171.4	2%
General and administrative	35.3	35.5	(1)%	108.8	108.0	1%
Amortization of acquired intangible assets	8.0	8.3	(4)%	24.0	25.0	(4)%
Restructuring charges	1.6	2.8	(45)%	8.3	44.5	(81)%
Total costs and expenses	$280.0	$281.1	—%	$834.3	$856.2	(3)%
Total headcount at end of period	5,983	5,761	4%
Costs and expenses in the third quarter of 2017 compared to the third quarter of 2016 decreased slightly, primarily as a result of the following:

•	a $2.8 million increase in stock-based compensation expense, and

•	a $2.8 million increase in cloud services hosting costs, of which $1.1 million is included in cost of license and subscription revenue;
offset by:

•	a decrease in professional services costs as we migrated more service engagements to our partners and we delivered products that require less consulting and training services.
Costs and expenses for the first nine months of 2017 compared to the first nine months of 2016 decreased primarily as a result of:

•	a $36.2 million decrease in restructuring charges;
offset by:

•	a $7.1 million increase in cloud services hosting costs, of which $2.9 million is included in cost of license and subscription revenue, and

•	a $6.3 million increase in in total compensation, benefit costs and travel expenses.
Cost of License, Subscription and Support Revenue
In the third quarter of 2017, we began reporting cost of support revenue separate from cost of license and subscription revenue. Costs for previous periods have also been separately reported to conform to the current period presentation.

Cost of License and Subscription Revenue	Three months ended			Nine months ended
	July 1, 2017	July 2, 2016	Percent Change	July 1, 2017	July 2, 2016	Percent Change
	(Dollar amounts in millions)
Cost of license and subscription revenue	$21.6	$17.8	22%	$62.3	$50.6	23%
% of total revenue	7%	6%		7%	6%
% of total license and subscription revenue	20%	23%		22%	24%
License and subscription headcount at end of period	239	155	54%
Our cost of license and subscription includes cost of license, which consists of fixed and variable costs associated with reproducing and distributing software and documentation, as well as royalties paid to third parties for technology embedded in or licensed with our software products, amortization of intangible assets associated with acquired products, and cost of subscription, which includes our cost of cloud services and software as a service revenue. Costs associated with providing post-contract support such as providing software updates and technical support for both our subscription offerings and our perpetual licenses are included in cost of support revenue. Cost of license and subscription revenue as a percent of license and subscription revenue can vary depending on the subscription mix percentage, the product mix sold, the effect of fixed and variable royalties, headcount and the level of amortization of acquired software intangible assets.
Costs and expenses in the third quarter of 2017 compared to the third quarter of 2016 increased primarily as a result of a $1.1 million increase in cloud services hosting costs and a $1.3 million increase in total compensation, benefit costs and travel expenses due to increased headcount. Costs and expenses for the first nine months of 2017 compared to the first nine months of 2016 increased primarily as a result of a $3.7 million increase in total compensation, benefit costs and travel expenses due to increased headcount and a $2.9 million increase in cloud services hosting costs.

Cost of Support Revenue	Three months ended			Nine months ended
	July 1, 2017	July 2, 2016	Percent Change	July 1, 2017	July 2, 2016	Percent Change
	(Dollar amounts in millions)
Cost of support revenue	$23.6	$21.1	12%	$69.0	$63.7	8%
% of total revenue	8%	7%		8%	7%
% of total support revenue	17%	13%		16%	13%
Support headcount at end of period	680	663	3%
Cost of support revenue consists of costs such as salaries, benefits, and computer equipment and facilities associated with customer support and the release of support updates (including related royalty costs) associated with providing support for both our perpetual licenses and subscription licenses.
Costs and expenses in the third quarter and first nine months of 2017 compared to the third quarter and first nine months of 2016 increased by $2.6 million and $5.4 million, respectively, primarily due to a $1.0 million and $2.1 million increase in total compensation, benefit costs and travel expenses, respectively.

Cost of Professional Services Revenue	Three months ended			Nine months ended
	July 1, 2017	July 2, 2016	Percent Change	July 1, 2017	July 2, 2016	Percent Change
	(Dollar amounts in millions)
Cost of professional services revenue	$37.0	$43.6	(15)%	$114.9	$128.5	(11)%
% of total revenue	13%	15%		13%	15%
% of total professional services revenue	85%	87%		85%	87%
Professional services headcount at end of period	921	987	(7)%

Our cost of professional services revenue includes costs such as salaries, benefits, and computer equipment and facilities for our training and consulting personnel, and third-party subcontractor fees. In the third quarter and first nine months of 2017 compared to the third quarter and first nine months of 2016, total compensation, benefit costs and travel expenses decreased 6% ($1.8 million) and 6% ($5.0 million), respectively. The decrease in compensation-related and travel costs is due to lower headcount as a result of lower professional services revenue. The cost of third-party consulting services also decreased in the third quarter and first nine months of 2017 by 34% ($2.6 million) and 18% ($3.9 million), respectively, due to decreases in professional services revenue.

Sales and Marketing	Three months ended			Nine months ended
	July 1, 2017	July 2, 2016	Percent Change	July 1, 2017	July 2, 2016	Percent Change
	(Dollar amounts in millions)
Sales and marketing	$93.1	$94.9	(2)%	$271.6	$264.5	3%
% of total revenue	32%	33%		32%	31%
Sales and marketing headcount at end of period	1,482	1,417	5%
Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. In the third quarter and first nine months of 2017 compared to the third quarter and first nine months of 2016, total compensation, benefit costs and travel expenses decreased 3% ($2.5 million) and were relatively flat, respectively. In the first nine months of 2017 compared to the first nine months of 2016, event costs increased $3.2 million due to our LiveWorx event held in May 2017.

Research and Development	Three months ended			Nine months ended
	July 1, 2017	July 2, 2016	Percent Change	July 1, 2017	July 2, 2016	Percent Change
	(Dollar amounts in millions)
Research and development	$59.9	$57.1	5%	$175.5	$171.4	2%
% of total revenue	21%	20%		20%	20%
Research and development headcount at end of period	1,985	1,862	7%
Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Major research and development activities include developing new products and releases and updates of our software that enhance functionality and add features. Research and development costs for the third quarter and first nine months of 2017 compared to the third quarter and first nine months of 2016 increased $2.8 million and $4.1 million, respectively, primarily due to a 3% ($1.5 million) and 1% ($1.5 million) increase in total compensation, benefit costs and travel expenses, respectively, due to an increase in headcount as well as increased severance costs.

General and Administrative	Three months ended			Nine months ended
	July 1, 2017	July 2, 2016	Percent Change	July 1, 2017	July 2, 2016	Percent Change
	(Dollar amounts in millions)
General and administrative	$35.3	$35.5	(1)%	$108.8	$108.0	1%
% of total revenue	12%	12%		13%	13%
General and administrative headcount at end of period	676	677	—%
Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources, legal and administrative functions, as well as acquisition-related charges, bad debt expense and outside professional services, including accounting and legal fees. In the third quarter and first nine months of 2017 compared to the third quarter and first nine months of 2016, total compensation, benefit costs and travel expenses increased 10% ($2.4 million) and 4% ($3.6 million), respectively. The increase in total compensation primarily relates to increased stock-based compensation expense and a one-time accelerated stock vest and severance accrual for a former employee. Offsetting the increase in employee costs, equipment maintenance and software subscription costs decreased $0.8 million and $1.8 million in the third quarter and first nine months of 2017 compared to the third quarter and first nine months of 2016, respectively.

Amortization of Acquired Intangible Assets	Three months ended			Nine months ended
	July 1, 2017	July 2, 2016	Percent Change	July 1, 2017	July 2, 2016	Percent Change
	(Dollar amounts in millions)
Amortization of acquired intangible assets	$8.0	$8.3	(4)%	$24.0	$25.0	(4)%
% of total revenue	3%	3%		3%	3%
Amortization of acquired intangible assets reflects the amortization of acquired non-product related intangible assets, primarily customer and trademark-related intangible assets, recorded in connection with completed acquisitions. The decrease in amortization of acquired intangible assets in the third quarter and first nine months of 2017 compared to the third quarter and first nine months of 2016 is due to certain assets being fully amortized as well as the impact of exchange rates.

Restructuring Charges	Three months ended		Nine months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(in millions)
Restructuring charges	$1.6	$2.8	$8.3	$44.5
On October 23, 2015 (our fiscal 2016), we committed to a plan to restructure our global workforce and consolidate select facilities in order to reduce our cost structure and to realign our investments with our identified growth opportunities. As of July 1, 2017, we were materially complete with those actions and had incurred total restructuring charges of approximately $85.5 million. We expect that the expense reductions will be offset by planned cost increases, investments in our business and the anticipated effects of foreign currency fluctuations, which effect is contemplated in our most recent financial targets for fiscal 2017. In the third quarter and first nine months of 2017, we recorded charges of $1.6 million and $8.3 million, respectively, of which $1.8 million and $5.8 million related to the closure of excess facilities.
In the third quarter and first nine months of 2017, we made cash payments related to restructuring charges of $6.4 million and $35.3 million, compared to $8.1 million and $49.9 million in the third quarter and first nine months 2016. At July 1, 2017, accrued restructuring totaled $8.1 million, of which we expect to pay $6.0 million within the next twelve months.

Interest Expense	Three months ended		Nine months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(in millions)
Interest expense	(10.2)	(8.2)	(32.2)	(19.5)
The increase in interest expense in the third quarter and first nine months of 2017 compared to the third quarter and first nine months of 2016 is due to the $500 million of 6% senior notes issued in the third quarter of 2016, partially offset by lower amounts outstanding under our credit facility. We had $718 million of total debt at July 1, 2017, compared to $758 million at July 2, 2016. We modified our credit facility in March 2017 to decrease the loan commitment to $600 million from $900 million, which will reduce the associated commitment fees by approximately $0.9 million per year.

Interest Income and Other Expense, net	Three months ended		Nine months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(in millions)
Interest income	$0.8	$0.8	$2.4	$2.4
Other expense, net	(1.2)	(0.9)	(0.4)	(2.8)
Total interest income and other expense, net	$(0.4)	$(0.1)	$2.0	$(0.4)
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

Income Taxes	Three months ended		Nine months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(Dollar amounts in millions)
Pre-tax income (loss)	$0.7	$(0.7)	$(6.9)	$(23.8)
Tax provision (benefit)	1.7	(3.8)	4.3	2.2
Effective income tax rate	236%	537%	(63)%	(9)%
In the first nine months of 2017 and 2016, our effective tax rate was lower than the 35% statutory federal income tax rate due to our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland. In 2017 and 2016, the foreign rate differential predominantly relates to these Irish earnings. Our foreign rate differential in 2017 and 2016 includes the continuing rate benefit from a business realignment completed on September 30, 2014 in which intellectual property was transferred between two wholly-owned foreign subsidiaries. For the third quarters and first nine months of 2017 and 2016, this realignment resulted in tax benefits of approximately $9 million and $21 million, and $9 million and $16 million, respectively. Also, in the first nine months of 2017, we recorded a tax benefit of $1.8 million related to a favorable agreement in a foreign jurisdiction. Additionally, for the first nine months of 2016, our provision reflects a tax benefit of $2.6 million related to a retroactive extension of the U.S. research and development tax credit enacted in the first quarter of 2016. This benefit was offset by a corresponding provision to increase our U.S. valuation allowance.
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
The non-GAAP measures exclude fair value adjustments related to acquired deferred revenue and deferred costs, stock-based compensation expense, amortization of acquired intangible assets expense, acquisition-related charges, restructuring charges, pension plan termination-related costs, non-operating credit facility refinancing costs, identified discrete charges included in non-operating other expense, net and the related tax effects of the preceding items, and any other identified tax items.
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
Fair value of acquired deferred revenue is a purchase accounting adjustment recorded to reduce acquired deferred revenue to the fair value of the remaining obligation, so our GAAP revenue for the periods after an acquisition do not reflect the full amount of revenue that would have been reported if the acquired deferred revenue was not written down to fair value. We believe excluding these adjustments to revenue from these contracts (and associated costs in fair value adjustment to deferred services cost) is useful to investors as an additional means to assess revenue trends of our business.
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
U.S. pension plan termination-related costs include charges related to our plan that we began terminating in the second quarter of 2014, and substantially completed in the fourth quarter of 2015. Costs associated with termination of the plan are not considered part of our regular operations.
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

	Three months ended		Nine months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(in millions, except per share amounts)
GAAP revenue	$291.3	$288.7	$857.7	$852.3
Fair value of acquired deferred revenue	0.6	1.0	2.2	2.6
Non-GAAP revenue	$291.9	$289.7	$859.9	$854.9

GAAP gross margin	$209.0	$206.2	$611.4	$609.5
Fair value of acquired deferred revenue	0.6	1.0	2.2	2.6
Fair value of acquired deferred costs	(0.1)	(0.1)	(0.3)	(0.4)
Stock-based compensation	3.0	2.5	9.1	8.2
Amortization of acquired intangible assets included in cost of revenue	6.5	6.4	19.3	18.2
Non-GAAP gross margin	$219.1	$216.0	$641.7	$638.2

GAAP operating income (loss)	$11.3	$7.6	$23.3	$(3.9)
Fair value of acquired deferred revenue	0.6	1.0	2.2	2.6
Fair value of acquired deferred costs	(0.1)	(0.1)	(0.3)	(0.4)
Stock-based compensation	16.6	13.8	56.1	51.8
Amortization of acquired intangible assets included in cost of revenue	6.5	6.4	19.3	18.2
Amortization of acquired intangible assets	8.0	8.3	24.0	25.0
Acquisition-related charges included in general and administrative expenses	0.3	0.9	1.0	3.2
U.S. pension plan termination-related costs	0.3	—	0.3	—
Restructuring charges	1.6	2.8	8.3	44.5
Non-GAAP operating income	$44.9	$40.7	$134.2	$141.1

GAAP net income (loss)	$(1.0)	$3.1	$(11.2)	$(26.0)
Fair value of acquired deferred revenue	0.6	1.0	2.2	2.6
Fair value of acquired deferred costs	(0.1)	(0.1)	(0.3)	(0.4)
Stock-based compensation	16.6	13.8	56.1	51.8
Amortization of acquired intangible assets included in cost of revenue	6.5	6.4	19.3	18.2
Amortization of acquired intangible assets	8.0	8.3	24.0	25.0
Acquisition-related charges included in general and administrative expenses	0.3	0.9	1.0	3.2
U.S. pension plan termination-related costs	0.3	—	0.3	—
Restructuring charges	1.6	2.8	8.3	44.5
Non-operating credit facility refinancing costs	—	—	1.2	2.4
Income tax adjustments (1)	(0.2)	(6.2)	(2.8)	(6.5)
Non-GAAP net income	$32.6	$30.0	$98.0	$114.9

GAAP diluted earnings (loss) per share	$(0.01)	$0.03	$(0.10)	$(0.23)
Fair value of acquired deferred revenue	0.01	0.01	0.02	0.02
Stock-based compensation	0.14	0.12	0.48	0.45
Amortization of acquired intangible assets	0.12	0.13	0.37	0.38
Acquisition-related charges included in general and administrative expenses	—	0.01	0.01	0.03
Restructuring charges	0.01	0.02	0.07	0.39
Non-operating credit facility refinancing costs	—	—	0.01	0.02
Income tax adjustments (1)	—	(0.05)	(0.02)	(0.06)
Non-GAAP diluted earnings per share	$0.28	$0.26	$0.84	$1.00

Operating margin impact of non-GAAP adjustments:

	Three months ended		Nine months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
GAAP operating margin	3.9%	2.6%	2.7%	(0.5)%
Fair value of acquired deferred revenue	0.2%	0.4%	0.3%	0.3%
Fair value of acquired deferred costs	—%	—%	—%	—%
Stock-based compensation	5.7%	4.8%	6.5%	6.1%
Amortization of acquired intangible assets	5.0%	5.1%	5.0%	5.1%
Acquisition-related charges included in general and administrative expenses	0.1%	0.3%	0.1%	0.4%
U.S. pension plan termination-related costs	0.1%	—%	—%	—%
Restructuring charges	0.5%	1.0%	1.0%	5.2%
Non-GAAP operating margin	15.4%	14.1%	15.6%	16.5%

(1)
We have recorded a full valuation allowance against our U.S. net deferred tax assets and a valuation allowance against net deferred tax assets in certain foreign jurisdictions. As we are profitable on a non-GAAP basis, the 2017 and 2016 non-GAAP tax provisions are being calculated assuming there is no valuation allowance. Income tax adjustments reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above. For the three and nine months ended July 1, 2017 and July 2, 2016 our non-GAAP tax provision is based on our annual expected non-GAAP tax rate applied to our year-to-date non-GAAP earnings.

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

Liquidity and Capital Resources

	July 1, 2017	July 2, 2016
	(in thousands)
Cash and cash equivalents	$260,695	$294,626
Marketable securities	50,189	44,606
Total	$310,884	$339,232

	Nine months ended
	July 1, 2017	July 2, 2016
	(in thousands)
Cash provided by operating activities	$102,066	$169,596
Cash used by investing activities	(9,808)	(225,428)
Cash provided (used) by financing activities	(108,101)	72,097
Cash and cash equivalents
We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. Cash and cash equivalents include highly liquid investments with original maturities of three months or less. In addition, we hold investments in marketable securities totaling approximately $50 million with an average maturity of 16 months. At July 1, 2017, cash and cash equivalents totaled $261 million, down from $278 million at September 30, 2016, reflective of $102.1 million in operating cash flows and $15.2 million from proceeds of sale of investments, offset by $40.0 million net repayments made under our credit facility, $35.0 million used for repurchases of common stock, $26.2 million used to pay withholding taxes on stock-based awards that vested in the period, $19.3 million used for capital expenditures, $11 million used for payment of contingent consideration, and $5 million used for acquisitions.
Cash provided by operating activities
Cash provided by operating activities was $102.1 million in the first nine months of 2017, compared to $169.6 million provided by the operating activities in the first nine months of 2016. The decrease is primarily due to an increase in bonus and commission payments of approximately $36 million, higher interest payments of approximately $25 million, lower cash collections from accounts receivable of approximately $17 million (due to higher 2016 collections of receivables with extended payment terms and a higher subscription mix in 2017), and a $12 million payment related to the Korean tax audit, partially offset by $15 million of lower restructuring payments and $28 million paid in 2016 to resolve a regulatory investigation with respect to our China business.
Net loss for the first nine months of 2017 and 2016 was $11 million and $26 million, respectively.

Cash used by investing activities

	Nine months ended
	July 1, 2017	July 2, 2016
	(in thousands)
Cash used by investing activities included the following:
Additions to property and equipment	$(19,333)	$(16,632)
Acquisitions of businesses, net of cash acquired	(4,960)	(164,191)
Purchases of short- and long-term marketable securities	$(14,173)	$(44,605)
Proceeds from maturities of short- and long-term marketable securities	13,440	—
Proceeds from sales and maturities of investments	15,218	—
	$(9,808)	$(225,428)

Our expenditures for property and equipment consisted primarily of computer equipment, software, office equipment and facility improvements. In the first nine months of 2016, we acquired Vuforia and Kepware.
Cash provided (used) by financing activities

	Nine months ended
	July 1, 2017	July 2, 2016
	(in thousands)
Cash provided (used) by financing activities included the following:
Net borrowings (repayments) of debt	$(40,000)	$110,000
Repurchases of common stock	(34,994)	—
Payments of withholding taxes in connection with vesting of stock-based awards	(26,244)	(20,636)
Proceeds from issuance of common stock	3,978	19
Excess tax benefits from stock-based awards	397	94
Contingent consideration	(11,054)	(10,621)
Credit facility origination costs	(184)	(6,759)
	$(108,101)	$72,097
In the first nine months of 2017, the contingent consideration paid was associated with the ColdLight and Kepware acquisitions. In the first nine months of 2016, we borrowed $170 million under the credit facility to acquire Vuforia and Kepware, $60 million of which was repaid in the third quarter of 2016.
Credit Agreement
In November 2015, we entered into a multi-currency credit facility with a syndicate of banks. As a result of an amendment to the credit facility in March 2017, the revolving loan commitment was reduced to $600 million from $900 million. The revolving loan commitment may be increased by an additional $500 million if the existing or additional lenders are willing to make such increased commitments. Due to the decrease in the loan commitment amount under the credit facility, associated annual commitment fees will decline by approximately $0.9 million. Outstanding revolving loan amounts may be repaid in whole or in part, without penalty or premium, prior to the September 15, 2019 maturity date, when all remaining amounts outstanding will be due and payable in full. As of July 1, 2017, the fair value of our credit facility approximates its book value.
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
As of July 1, 2017, we had $218.1 million in revolving loans outstanding under the credit facility. Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by us. As of July 1, 2017, the weighted average annual interest rate for amounts outstanding was 2.94%.  We also pay a quarterly commitment fee on the undrawn portion of the credit facility ranging from 0.175% to 0.30% per year based on our total leverage ratio.
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

Ratio as of July 1, 2017
Total Leverage Ratio Ratio of consolidated total indebtedness to the consolidated trailing four quarters EBITDA, not to exceed 4.50 to 1.00 as of the last day of any fiscal quarter.	3.19 to 1.00
Fixed Charge Coverage Ratio
Ratio of consolidated trailing four quarters EBITDA less consolidated capital expenditures to consolidated fixed charges as of the last day of any fiscal quarter, to be not less than 3.50 to 1.00.
5.08 to 1.00
Senior Secured Leverage Ratio
Ratio of senior consolidated total indebtedness (which excludes unsecured indebtedness) to consolidated trailing four quarters EBITDA as of the last day of any fiscal quarter, not to exceed 3.00 to 1.00.
0.97 to 1.00
As part of the March 2017 amendment, the permitted total leverage ratio was increased to 4.50 to 1.00 from 4.00 to 1.00. The increase in the permitted leverage ratio allows for greater capacity to offset lower EBITDA as a result of our transition to subscription. The effect of our subscription transition, in which revenue and operating margin have declined, and, accordingly, consolidated EBITDA calculated under the credit facility has declined, has resulted in an increase in our total leverage ratio and resulted in a reduction in capacity. Pursuant to the amended leverage ratio, as of the end of the third quarter of 2017, we could borrow only $298 million of the $382 million not borrowed under the credit facility.
As of July 1, 2017, we were in compliance with all financial and operating covenants of the credit facility.
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
The notes were issued under an indenture that contains customary covenants. Subject to certain exceptions, our ability to incur certain additional debt is limited unless, after giving pro forma effect to such incurrence and the application of the proceeds thereof, the ratio of our EBITDA to our Consolidated Fixed Charges is not greater than 2.00 to 1.00. The indenture also restricts our ability to incur liens, pay dividends or make certain other distributions, sell assets or engage in sale/leaseback transactions. Any failure to comply with these and other covenants included in the indenture could constitute an event of default that could result in the acceleration of the payment of the aggregate principal amount of the notes then outstanding and accrued interest. As of July 1, 2017, we were in compliance with all such covenants.

Share Repurchases
Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors periodically authorizes the repurchase of shares of our common stock. On August 4, 2014, our Board of Directors authorized us to repurchase $600 million of our common stock through September 30, 2017, of which we have repurchased $224.9 million to date. We intend to use cash from operations and borrowings under our credit facility to make such repurchases. In the first nine months of 2017, we repurchased $35 million of common stock. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.
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
We ended the quarter with a cash balance of $261 million and marketable securities of $50 million. A significant portion of our cash is generated and held outside the U.S. At July 1, 2017, we had cash and cash equivalents of $26 million in the U.S., $107 million in Europe, $104 million in Asia Pacific (including India), and $24 million in other non-U.S. countries. All of the marketable securities are held in Europe. We have substantial cash requirements in the United States, but we believe that the combination of our existing U.S. cash and cash equivalents, marketable securities, and future U.S. operating cash flows and cash available under our credit facility, will be sufficient to meet our ongoing U.S. operating expenses and known capital requirements.

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
We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 1, 2017.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 1, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
On March 7, 2016, a putative class action lawsuit captioned Matthew Crandall v. PTC Inc. et al., No. 1:16-cv-10471, was filed against us and certain of our current and former officers and directors in the U.S. District Court for the District of Massachusetts, ostensibly on behalf of purchasers of our stock during the period November 24, 2011 through July 29, 2015. The lawsuit, which sought unspecified damages, interest, attorneys’ fees and costs, alleges (among other things) that, during that period, PTC’s public disclosures concerning investigations by the U.S. Securities and Exchange Commission and the U.S. Department of Justice into U.S. Foreign Corrupt Practices Act matters in China (the "China Investigation") were false and/or misleading.  The parties settled the lawsuit for an amount that is not material to our results of operations. The associated liability was accrued in our fiscal 2016 results and was paid into escrow in the third quarter of 2017.  The settlement received final court approval on July 14, 2017 and all claims against PTC and the other defendants have been dismissed with prejudice.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below shows the shares of our common stock we repurchased in the third quarter of 2017.

Period (1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2, 2017- April 29, 2017	18,500	53.87	18,500	$409,063,270 (2)
April 30, 2017 - May 27, 2017	638,801	53.22	638,801	$375,066,435 (2)
May 30, 2017 - July 1, 2017	—	—	—	$375,066,435 (2)
Total	657,301	53.24	657,301	$375,066,435 (2)

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

101
The following materials from PTC Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 1, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of July 1, 2017 and September 30, 2016; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended July 1, 2017 and July 2, 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended July 1, 2017 and July 2, 2016; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended July 1, 2017 and July 2, 2016; and (v) Notes to Condensed Consolidated Financial Statements.

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

Date: August 8, 2017