Form 10-K
period 2017-09-30
PTC INC.
filed 2017-11-29
CIK 857005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: September 30, 2017
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
(Do not check if a smaller reporting company)
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES  ☐    NO  ☑
The aggregate market value of our voting stock held by non-affiliates was approximately $6,020,802,164 on April 1, 2017 based on the last reported sale price of our common stock on the Nasdaq Global Select Market on March 31, 2017. There were 115,807,774 shares of our common stock outstanding on that day and 116,125,277 shares of our common stock outstanding on November 27, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement in connection with the 2018 Annual Meeting of Stockholders (2018 Proxy Statement) are incorporated by reference into Part III.

PTC Inc.
ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR 2017

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
PTC is a global software and services company that delivers a technology platform and solutions to help companies design, manufacture, operate, and service things for a smart, connected world.
Our Internet of Things Group offers Industrial Internet of Things (IIoT) solutions that enable companies to connect smart things and environments, manage and analyze data generated by those things and environments, and create IIoT applications and Augmented Reality (AR) experiences that transform the way users create, operate, and service products. Our Solutions Group offers a portfolio of innovative Computer-Aided Design (CAD), Product Lifecycle Management (PLM) and Service Lifecycle Management (SLM) solutions that enable manufacturers to create, innovate, operate, and service products.

PTC
IoT Group		Solutions Group
Internet of Things (IoT)	Augmented Reality (AR)	Computer Aided Design (CAD)	Product Lifecycle Management (PLM)	Service Lifecycle Management (SLM)
Enabling connectivity, application development.	Applications for smart, connected products and environments.	Effective and collaborative product design across the globe.	Efficient and consistent management of product development, including embedded software development, from concept to retirement across functional processes and distributed teams.	Planning and delivery of service, including product intelligence, connected service, predictive service, and remote diagnostics.
Our Markets
The markets we serve present different growth opportunities for us. We see greater opportunity for market growth in our IIoT and Augmented Reality solutions for the enterprise, followed by more moderate market growth for our CAD, SLM and PLM solutions. The IIoT market is a nascent, high growth market in which we compete with a number of well-established large companies as well as many small companies.
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

IoT Group
Our IIoT products enable companies to connect, operate, analyze and service smart, connected products and environments and to create immersive augmented reality experiences for those smart, connected products.
Our principal IoT products are described below.

Our ThingWorx® industrial innovation platform delivers tools and technologies that empower companies to rapidly develop and deploy powerful industrial IoT applications and augmented reality (AR) experiences, enabling customers to transform their products and services and unlock new business models. ThingWorx enables customers to reduce the time, cost, and risk required to build IoT applications and AR experiences; connect devices, systems, and applications; manage connected products; and analyze industrial IoT data. Our ThingWorx solutions include cloud-based tools that allow customers to easily and more securely connect products and devices to the cloud, and intelligently process and store product and sensor data. Additionally, ThingWorx offers sophisticated artificial intelligence and machine learning technology that enables customers to simplify and automate complex analytical processes that enhance industrial IoT solutions through real-time insights, predictions and recommendations from information collected from smart, connected products.

Our KEPServerEX®  solution provides communications connectivity to industrial automation environments, enabling users to connect, manage, monitor, and control disparate devices and software applications, providing users with a single source of real-time industrial sensor and machine data to improve operations, accelerate troubleshooting, perform preventative maintenance, and improve productivity.

Our Vuforia Studio™ solution is a powerful, easy-to-use tool that enables industrial enterprises to rapidly author and publish augmented reality experiences. These augmented reality experiences overlay important digital information from IoT onto the view of the physical things on which the user is working, such as a dashboard of sensors and analytics data, or 3D step-by-step operating or repair instructions.

Our Vuforia® augmented reality technology platform enables users to build applications that see and interact with things in the physical world. Using computer vision technologies and building them for mobile platforms, the technology is accessible through an application programming interface and developer workflows.

Solutions Group
CAD
Our CAD products enable users to create conceptual and detailed designs, analyze designs, perform engineering calculations and leverage the information created downstream using 2D, 3D, parametric and direct modeling. Our principal CAD products are described below.

Our Creo® interoperable suite of product design software provides a scalable set of packages for design engineers to meet a variety of specialized needs. Creo provides capabilities for design flexibility, advanced assembly design, piping and cabling design, advanced surfacing, comprehensive virtual prototyping and other essential design functions.

Our Mathcad® engineering math software enables users to solve, analyze and share vital engineering calculations. Mathcad combines the ease and familiarity of an engineering notebook with the powerful features of a dedicated engineering calculations application.

PLM
Our PLM products are designed to address common challenges that companies, particularly manufacturing companies, face over the life of their products, from concept to retirement. Our PLM products enable efficient and consistent product data management from inception through design, as well as communication and collaboration across the entire enterprise, including product development, manufacturing and the supply chain.
Our principal PLM products are described below.

Our Windchill® suite of PLM software provides product lifecycle management capabilities - from design to service. Windchill offers a single repository for all product information. As such, it is designed to create a “single source of truth” for all product-related content such as CAD models, documents, technical illustrations, embedded software, calculations and requirement specifications for all phases of the product lifecycle to help companies streamline enterprise-wide communication and make informed decisions.
Additionally, our Windchill product family includes solutions that allow manufacturers, distributors and retailers to collaborate across product development and the supply chain, including sourcing and procurement, to identify an optimal set of parts, materials and suppliers. This functionality provides automated cost modeling and visibility into supply chain risk information to balance cost and quality, and enables customers to design products that meet compliance requirements and performance targets.

Our ThingWorx Navigate™ solution, a ThingWorx-based PLM offering launched in 2016, is a collection of focused, role-based applications that provides complete, contextual, up-to-date and accurate product information from Windchill and other systems of record. Leveraging ThingWorx technology, ThingWorx Navigate applications can easily be tailored and deployed to roles across an enterprise, and extended to include data from other systems of record and even data from smart, connected products.

Our Integrity™ solution provides a set of Application Lifecycle Management and Model Based Systems Engineering capabilities that enable users to manage system models, software configurations, test plans and defects. With Integrity, engineering teams can improve productivity and quality, streamline compliance, and gain greater product visibility, ultimately enabling them to bring more innovative products to market.

Our Creo® View™ solution allows users to share 3D CAD information internally and with partners and suppliers outside the organization and supports drawings and documents from a multitude of sources. Creo View provides access to designs and related data without requiring the original authoring tool.

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

Our Servigistics® suite of SLM software products integrates service planning, delivery and analysis to optimize service outcomes. Servigistics products enable a systematic approach to service lifecycle management by providing a single view of service throughout the service network, enabling customers to continuously improve their products and services and increase customer satisfaction.

Our Servigistics Arbortext® enterprise software suite enables manufacturers to create, illustrate, manage and publish technical and service parts information to improve the operation, maintenance, service and upgrade of equipment throughout its lifecycle.  These products are available in stand-alone configurations as well as integrated with our Windchill products to deliver dynamic, product-centric service and parts information.

Customer Success Solutions and Services

Our Customer Success solutions and services help customers unleash the full value of our software offerings. These include advisory services designed to provide strategic insights for operational, organizational and technological IoT transformation; implementation services; adoption services that include digital learning solutions and change enablement services; success management services that leverage data and systems to monitor and improve the customer experience; cloud services; and customer support resources and tools. Our principal Customer Success offerings are described below.
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
Professional Services
We offer consulting, implementation, training and cloud services through our Global Professional Services Organization, with approximately 900 professionals worldwide, as well as through third-party resellers and other strategic partners. Our services help customers improve product development performance through technology enabled process improvement and multiple deployment paths.  Our cloud services customers receive hosting and 24/7 application management.
Geographic and Segment Information
We have three operating and reportable segments: (1) the IoT Group, which includes license, subscription, support and cloud services revenue for our IoT, analytics and augmented reality solutions; (2) the Solutions Group, which includes license, subscription, support and cloud services revenue for our core CAD, PLM and SLM products, and (3) Professional Services, which includes consulting, implementation and training revenue. Financial information about our segments and international and domestic operations may be found in Note O Segment Information of “Notes to Consolidated Financial Statements” in this Annual Report, which information is incorporated herein by reference.

Research and Development
We invest heavily in research and development to improve the quality and expand the functionality of our products. Approximately one third of our employees are dedicated to research and development initiatives, conducted primarily in the United States, India and Israel.
Our research and development expenses were $236.1 million in 2017, $229.3 million in 2016, and $227.5 million in 2015. Additional information about our research and development expenditures may be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Costs and Expenses-Research and Development.”
Sales and Marketing
We derive most of our sales from products and services sold directly by our sales force to end-user customers. Approximately 20% to 30% of our sales of products and services are through third-party resellers and other strategic partners. Our sales force focuses on large accounts, while our reseller channel provides a cost-effective means of covering the small- and medium-size business market. Our strategic services partners provide service offerings to help customers implement our product offerings. As we grow our IoT business, we expect our go-to-market strategy will rely more on partners and marketing directly to end users and developers.
Strategic Partners

Building an ecosystem of strategic partners will become increasingly important as we expand our IoT offerings and seek to improve the efficiency with which we deliver our traditional products and services. With this in mind, we have recently entered into strategic partner relationships to jointly market, sell, and develop integrated products and services.
Competition
We compete with a number of companies that offer solutions that address one or more specific functional areas covered by our solutions. For enterprise CAD and PLM solutions, we compete with companies including Dassault Systèmes SA and Siemens AG; for discrete desktop CAD products, we compete with Autodesk, Siemens and Dassault Systèmes, and for PLM solutions and SLM solutions, we compete with Oracle Corporation and SAP AG. We believe our products are more specifically targeted toward the business process challenges of manufacturing companies and offer broader and deeper functionality for those processes than ERP-based solutions. In our IoT business, we compete with large established companies like Amazon, IBM Corporation, Microsoft, Cisco, Oracle, SAP, and General Electric. There are also a number of small companies that compete in the market for IoT products. We believe our ThingWorx IoT platform is complementary to the offerings of many of our competitors and we have partnerships with many of the named competitors.
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
Employees
As of September 30, 2017, we had 6,041 employees, including 2,052 in product development; 1,805 in customer support, training, consulting, cloud services and product distribution; 1,497 in sales and marketing; and 687 in general and administration. Of these employees 2,183 were located in the United States and 3,858 were located outside the United States.
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

The following are important factors we have identified that could affect our future results. You should consider them carefully when evaluating an investment in PTC securities or any forward-looking statements made by us, including those contained in this Annual Report, because these factors could cause actual results to differ materially from historical results or the performance projected in forward-looking statements. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results. Holders of the 6.00% Senior Notes due 2024 (the “2024 6% Notes”) that we issued in May 2016 should also consider the risk factors related to those notes described in the prospectus we filed with the Securities and Exchange Commission on May 5, 2016, which are incorporated herein by reference.
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
We now offer our solutions as subscriptions, which has adversely affected, and may continue to adversely affect, our near-term revenue and earnings in the transition period and make predicting our revenue and earnings more difficult.
We began offering most of our solutions under a subscription option in 2015, in addition to a perpetual license option. Under a subscription, customers pay a periodic fee for the right to use our software and receive support, or to use our cloud services and have us manage the application for a specified period. Under a subscription, revenue is recognized ratably over the term of the subscription while under a perpetual license, revenue is generally recognized upon purchase. A significant number of our customers have elected to purchase our solutions as subscriptions rather than under perpetual licenses. As a result, our license revenues have declined. Our support revenue (which comprises a significant portion of our revenue) has also decreased due to support services being included in the subscription offering and to customers converting their support contracts into subscriptions. We intend to discontinue sales of perpetual licenses in the Americas and Western Europe as of January 1, 2018, which will likely accelerate these effects on our revenue until we complete the subscription transition.
Our revenue and earnings targets are based on assumptions about the mix of revenue that will be attributable to subscription and perpetual license revenue. If a greater percentage of our customers elect to purchase our solutions as subscriptions in a period than we assumed, our revenue and earnings will likely fall below our expectations for that period (as occurred in 2017 and 2016), which could cause our stock price to decline.
We may not be able to predict subscription renewal rates and their impact on our future revenue and operating results.
Although our subscription solutions are designed to increase the number of customers that purchase our solutions as subscriptions and create a recurring revenue stream that increases and is more predictable over time, our customers are not required to renew their subscriptions for our solutions and they may elect not to renew when or as we expect. Customer renewal rates may decline or fluctuate due to a number of factors, including offering pricing, competitive offerings, customer satisfaction, and reductions in customer spending levels or customer activity due to economic downturns or other market uncertainty. If our customers do not renew their subscriptions when or as we expect, or if they renew on less favorable terms, our revenues and earnings may decline.

Our long range financial targets are predicated on bookings and revenue growth and operating margin improvements that we may fail to achieve, which could reduce our expected earnings and cause us to fail to meet the expectations of analysts or investors and cause the price of our securities to decline.
We are projecting long-term bookings, revenue and earnings growth. Our projections are based on the expected growth potential in the IoT market, as well as more modest growth in our core CAD, PLM and SLM markets. We may not achieve the expected bookings and revenue growth if the markets we serve do not grow at expected rates, if customers do not purchase, renew, or expand subscriptions as we expect, if we are not able to deliver solutions desired by customers and potential customers, and/or if acquired businesses do not generate the revenue growth that we expect.
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
We have made significant investments in recent years in our IoT business, including five acquisitions totaling approximately $550 million. Our IoT business provides technology solutions that enable customers to transform their businesses and leverage the opportunities created by the IoT.
 The Internet of Things is a relatively new market and there are a significant number of competitors in the market.  If the market does not expand as rapidly as we or others expect or if customers adopt competitive solutions rather than our solutions, our IoT business may not generate the revenues we expect.  Further, our customers and potential customers often begin the process of implementing IoT with a proof-of-concept evaluation, in some cases with multiple different technology vendors. Our pace of growth in this emerging market will depend on our ability to engage with customers to ensure that their investment moves beyond planning to broader deployment and yields value at their desired speed and expected costs.
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
We may be unable to hire or retain personnel with the technical skills necessary to further develop our software products, which could adversely affect our ability to compete.
Our success depends upon our ability to attract and retain highly skilled technical personnel to develop our products.  Competition for such personnel in our industry is intense, especially for personnel with augmented and virtual reality and analytics expertise as there are comparatively fewer persons with those skills.  If we are unable to attract and retain technical personnel with the requisite skills, our product development efforts could be delayed, which could adversely affect our ability to compete and thereby adversely our revenues and profitability.
We depend on sales within the discrete manufacturing sector and our business could be adversely affected if manufacturing activity does not grow or if it contracts.
A large amount of our sales are to customers in the discrete manufacturing sector. If this economic sector does not grow, or if it contracts, our customers in this sector may, as they have in the past, reduce or defer purchases of our products and services, which adversely affects our business. In 2016 and 2015, the manufacturing sector was weak worldwide, which we believe adversely impacted our sales and operating results. Although conditions improved during 2017, if manufacturing economic conditions do not continue to improve, or if they deteriorate, our revenue and earnings could be adversely affected.
We face significant competition, which may reduce our profits and limit or reduce our market share.
The market for product development solutions and IoT solutions is rapidly changing and characterized by vigorous competition, both by entry of competitors with innovative technologies and by consolidation of companies with complementary products and technologies. This competition could result in price reductions for our products and services, reduced margins, loss of customers and loss of market share. Our primary competition comes from:

•	larger companies that offer competitive solutions;

•	larger, more well-known enterprise software providers with less product overlap, but greater financial, technical, sales and marketing, and other resources; and

•	other vendors of various competitive point solutions or IoT platforms.
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
We have implemented and continue to implement measures intended to maintain the security and integrity of our products, source code and computer systems. The potential consequences of a security breach or system disruption (particularly through cyber-attack or cyber-intrusion, including by computer hackers, foreign governments and cyber terrorists) have increased in scope as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Despite efforts to create security barriers to such threats, it is impossible for us to eliminate this risk. In addition, we offer cloud services to our customers and some of our products are hosted by third-party service providers, which expose us to additional risks as those repositories of our customers’ proprietary data may be targeted by such hackers. A significant breach of the security and/or integrity of our products or systems, or those of our third-party service providers, could prevent our products from functioning properly, could enable access to sensitive, proprietary or confidential information, including that of our customers, without authorization, or could disrupt our business operations or those of our customers. This could require us to incur significant costs of remediation, harm our reputation, cause customers to stop buying our products, and cause us to face lawsuits and potential liability, which could have a material adverse effect on our financial condition and results of operations.
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

•	diversion of management and employee attention;

•	loss of key personnel;

•	assumption of unanticipated legal or financial liabilities or other unidentified issues with the acquired business;

•	potential incompatibility of business cultures;

•	significant increases in our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition; and

•	if we were to issue a significant amount of equity securities in connection with future acquisitions, existing stockholders would be diluted and earnings per share would likely decrease.
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
Errors, defects or other performance problems in our products could also cause us to lose revenue, lose customers and lose market share, and could subject us to liability. Such defects or problems could also damage our business reputation and cause us to lose new business opportunities.
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
We have significant operations outside the United States. As of September 30, 2017, approximately 90% of our cash and cash equivalents balance was held by subsidiaries outside the United States, with the remainder of the balance held by the U.S. parent company or its subsidiaries in the United States. We believe that the combination of our existing United States cash and cash equivalents, future United States operating cash flows and cash available under our credit facility, are sufficient to meet our ongoing United States operating expenses and known capital requirements. However, if these sources of cash are insufficient to meet our future financial obligations in the United States, we will be required to seek other available funding sources or repatriate cash to the United States with potentially incremental tax costs, which could negatively impact our results of operations, financial position and the market price of our securities.
On September 7, 2017, PTC entered into a lease for a new worldwide headquarters location in the Boston Seaport District, beginning in January 2019. Because our current headquarters lease will not expire until November 2022, our rent obligations for those premises will overlap, which could adversely affect our financial condition if we are unable to successfully exit our current headquarters lease or sublease that space.
Under our current headquarters lease, we pay approximately $7.4 million in annual base rent plus operating expenses (together, an annual total of approximately $12.0 million). We will begin paying rent under our new headquarters lease on July 1, 2020. Our rent under the new lease when we begin paying rent will be an annual base rent amount of $11.3 million plus our pro rata portions of building operating expenses and real estate taxes (approximately 63% of such amounts, estimated to be approximately $7.1 million in 2020). The base rent will increase by $0.3 million each year over the term of the lease. Accordingly, we will be required to pay rent for both locations from July 1, 2020 until November 30, 2022 unless we can successfully negotiate to exit our current lease or sublease our current premises. We may be unable to negotiate a financially desirable termination of our current lease or to sublease our current premises for an amount at least equal to our rent obligations under the current lease, which could adversely affect our cash flow and financial condition.

II. Other Considerations
Our substantial indebtedness could adversely affect our business, financial condition and results of operations, as well as our ability to meet our payment obligations under our debt.
We have a significant amount of indebtedness. As of November 29, 2017, our total debt outstanding was approximately $768 million, approximately $268 million of which was under our $600 million secured credit facility (which matures in September 2019) and $500 million of which was associated with the 6% Senior Notes issued May 2016, which mature in May 2024 and are unsecured (see Liquidity and Capital Resources-Outstanding Notes in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report). All amounts outstanding under the credit facility and the notes will be due and payable in full on their respective maturity dates. As of November 29, 2017, we had unused commitments under our credit facility of approximately $319 million. PTC Inc. (the parent company) and one of our foreign subsidiaries are eligible borrowers under the credit facility and certain other foreign subsidiaries may become borrowers under our credit facility in the future, subject to certain conditions.
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
Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors some of which are beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
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
Our capital allocation strategy includes a long-term goal of returning approximately 40% of free cash flow (cash flow from operations less capital expenditures) to shareholders through share repurchases. Meeting this goal requires us to generate consistent free cash flow and have available capital in the years ahead in an amount sufficient to enable us to continue investing in organic and inorganic growth as well as to return a significant portion of the cash generated to stockholders in the form of share repurchases. We may not meet this goal if we do not generate the free cash flow we expect, if we use our available cash to satisfy other priorities, if we have insufficient funds available to make such repurchases, or if we are unable to borrow funds under our credit facility to make such repurchases. For example, covenant limitations under our credit facility, specifically, our leverage ratio, as a result of lower earnings due to our subscription transition, limited our ability to repurchase shares in 2017 and 2016.
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
We currently lease 94 offices used in operations in the United States and internationally, predominately as sales and/or support offices and for research and development work. Of our total of approximately 1,367,000 square feet of leased facilities used in operations, approximately 541,000 square feet are located in the U.S., including 321,000 square feet at our headquarters facility located in Needham, Massachusetts, and approximately 297,000 square feet are located in India, where a significant amount of our research and development is conducted. In addition, we entered into a new lease in September 2017 for 250,000 square feet in the Boston Seaport District. We expect to relocate our headquarters to this location in the second quarter of 2019. We believe that our facilities are adequate for our present and foreseeable needs.

ITEM 3.	Legal Proceedings
None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information with respect to the market for our common stock is in Selected Consolidated Financial Data beginning on page F-1 of this Form 10-K and is incorporated herein by reference.
On September 30, 2017, the close of our fiscal year, and on November 27, 2017, our common stock was held by 1,219 and 1,209 shareholders of record, respectively.
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
The table below shows the shares of our common stock we repurchased in the fourth quarter of 2017.

Period (1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2, 2017 - July 29, 2017	—	—	—	$375,066,435 (2)
July 30, 2017 - August 26, 2017	73,000	$54.59	73,000	$371,081,478 (2)
August 27, 2017 - September 30, 2017	216,100	$55.58	216,100	$0 (2)
Total	289,100	$55.33	289,100	$0 (2)
(1) Periods are our fiscal months within the fiscal quarter.
(2) In 2014, our Board authorized us to repurchase up to $600 million worth of our shares in the period August 4, 2014 through September 30, 2017, which repurchase program we announced on August 4, 2014. On September 14, 2017, our Board of Directors authorized us to repurchase up to $500 million of our common stock for the period October 1, 2017 through September 30, 2020, which program we announced on September 19, 2017.

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

Information about Our Financial Reporting
We use certain operating measures, including our Subscription Measures, and non-GAAP financial measures when discussing our business and results. We discuss these measures, how we use them and how they are calculated in “Subscription Measures” and “Non-GAAP Financial Measures” below.
Unless otherwise indicated, all references to a year reflect our fiscal year that ends on September 30.

Executive Overview
We executed well across our key strategic and operational objectives in 2017. Bookings grew year over year, reflecting broad-based strength across our IoT, CAD and PLM businesses and strength in Europe, the Americas and our global channel. Our subscription transition initiative also progressed well throughout 2017, with subscription bookings constituting 69% of all software license bookings for the year and subscription revenue up 136% over 2016. Finally, we improved our operating margins over 2016, despite a higher than expected subscription mix for the year.

Revenue Results
(in millions)
$1,400
$1,200
$1,000
$800
$600
$400
$200
$0
$1,141
$1,164
$944
$987
$770
$854
Total Revenue
Total Software
Total Recurring Revenue
FY 2016
FY 2017

	Year Ended			Constant Currency Change
	September 30, 2017	September 30, 2016
Revenue			Change
	(in millions)
Subscription	$279.2	$118.3	136%	135%
Support	574.7	651.8	(12)%	(12)%
Total recurring revenue	853.9	770.1	11%	11%
Perpetual license	133.4	173.5	(23)%	(23)%
Total subscription, support and license revenue	987.3	943.6	5%	5%
Professional services	176.7	196.9	(10)%	(11)%
Total revenue	$1,164.0	$1,140.5	2%	2%

The increase in total revenue and subscription revenue reflects our exit from the trough in revenue and EPS growth that occurs when transitioning from a perpetual to subscription business model. As our mix of subscription sales relative to perpetual license sales has increased, perpetual license revenue and support revenue have declined. Additionally, professional services revenue has declined in accordance with our strategy to migrate more services engagements to our partners and to deliver products that require less consulting and training services.

Subscription Bookings as a Percentage of L&S Bookings
80%
70%
60%
50%
40%
30%
20%
10%
0%
17%
56%
69%
FY 2015
FY 2016
FY 2017

License and subscription bookings grew 4% in 2017 over 2016, to $419 million, and grew 21% over 2015. Excluding a $20 million SLM mega deal from the fourth quarter of 2016, license and subscription bookings grew 10% in 2017 over 2016.

Recurring Revenue as a Percentage of Total Software Revenue
90%
85%
80%
75%
70%
65%
73%
82%
86%
FY 2015
FY 2016
FY 2017

The increase in subscription revenue relative to perpetual license revenue has resulted in an increase in our recurring software revenue, with approximately 73% of our total revenue in 2017 from recurring software revenue streams, compared to 68% in 2016 and 59% in 2015. Annualized Recurring Revenue was approximately $905 million as of the fourth quarter of 2017, an increase of 12% compared to the fourth quarter of 2016.

	Year Ended
	September 30, 2017	September 30, 2016
Earnings Measures			Change

Operating Margin	3.5%	(3.2)%	208%
Earnings (Loss) Per Share	$0.05	$(0.48)	111%

Non-GAAP Operating Margin(1)	16.1%	15.1%	7%
Non-GAAP EPS(1)	$1.17	$1.19	(2)%
(1) Non-GAAP measures are reconciled to GAAP results under Results of Operations - Non-GAAP Measures below.

GAAP and non-GAAP operating income in 2017 reflect an increase in gross margin associated with higher revenue and a lower mix of professional services revenue, which has lower margins than our software revenue, partially offset by higher costs associated with our cloud services revenue. Additionally, operating margin improved due to lower restructuring charges in 2017, which were $68.3 million lower in 2017 compared to 2016.
Our GAAP and non-GAAP earnings reflect an additional $12.5 million in interest expense due to our 2016 issuance of $500 million of 6.0% senior, unsecured long-term notes and a higher GAAP and non-GAAP tax rate in 2017 compared to 2016.
We ended 2017 with cash, cash equivalents and marketable securities of $330 million, up from $328 million at the end of 2016. We generated $135 million of cash from operations in 2017, which included $37 million of restructuring payments and a $3 million legal settlement payment. We used cash from operations to repurchase $51 million of common stock and to repay $40 million of borrowings under our credit facility in 2017. At September 30, 2017, the balance outstanding under our credit facility was $218 million and total debt outstanding was $718 million.
Future Expectations, Strategies and Risks
Our transition to a subscription model has been a headwind for revenue and earnings in 2017, the effect of which is moderating as the subscription business matures and we exit the subscription trough. A higher mix of subscription bookings is expected to benefit us over the long term, but results in lower revenue and lower earnings in the near term.
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
As we move into 2018, our three overriding goals continue to be:

Sustainable Growth	Our goals for overall growth are predicated on continuing to grow in the IoT market and continuing to drive improvements in operational performance in our core CAD, PLM and SLM Solutions business.
Expand Subscription
Through 2014, the majority of our software licenses were sold as perpetual licenses, under which customers own the software license and revenue is recognized at the time of sale. We began offering subscription licensing for our core Solutions Group products in 2015 and expanded our subscription program in 2016. Under a subscription, customers pay a periodic fee to license our software and access technical support over a specified period of time. As part of our expanded subscription program, we also launched a program for our existing customers to convert their support contracts to subscription contracts. A number of customers converted their support contracts to subscriptions in 2016 and 2017, and we expect there will be continued opportunities to convert existing support contracts to subscription contracts in 2018 and beyond.
Given the subscription adoption rates we have seen in the Americas and Western Europe, effective January 1, 2018, new software licenses for our core solutions and ThingWorx solutions will be available only by subscription in the Americas and Western Europe. We plan to continue to offer both perpetual and subscription licenses to customers outside the Americas and Western Europe until such time as we believe a change may be appropriate. This could affect customer purchasing decisions, particularly in the affected regions, as customers may accelerate purchases of perpetual licenses before January 1, 2018 or, conversely, may delay purchases.

Cost Controls and Margin Expansion
We continue to proactively manage our cost structure and invest in what we believe are high return opportunities in our business. Our goal is to drive continued margin expansion over the long term. We expect to deliver continued operating margin expansion in 2018, and we expect further margin expansion in 2019 and beyond, when we expect we will realize the compounding benefit of our maturing subscription model.

Results of Operations
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

	2017	2016	Percent change 2016 to 2017		2015	Percent change 2015 to 2016
			Actual	Constant Currency		Actual	Constant Currency
	(Dollar amounts in millions, except per share data)
Subscription	$279.2	$118.3	136%	135%	$65.2	81%	83%
Support	574.7	651.8	(12)%	(12)%	681.5	(4)%	(2)%
Total recurring revenue	853.9	770.1	11%	11%	746.8	3%	5%
Perpetual license	133.4	173.5	(23)%	(23)%	282.8	(39)%	(37)%
Total subscription, support and license revenue	987.3	943.6	5%	5%	1,029.5	(8)%	(6)%
Professional services	176.7	196.9	(10)%	(11)%	225.7	(13)%	(10)%
Total revenue	1,164.0	1,140.5	2%	2%	1,255.2	(9)%	(7)%
Total cost of revenue	329.0	325.7	1%		334.7	(3)%
Gross margin	835.0	814.9	2%		920.5	(11)%
Operating expenses	794.1	851.9	(7)%		878.9	(3)%
Total costs and expenses (1)	1,123.1	1,177.5	(5)%	(4)%	1,213.6	(3)%	(1)%
Operating income (loss) (1)	$40.9	$(37.0)	211%	214%	$41.6	(189)%	(182)%
Non-GAAP operating income (1)	$188.4	$172.7	9%	7%	$340.3	(49)%	(41)%
Operating margin (1)	3.5%	(3.2)%			3.3%
Non-GAAP operating margin (1)	16.1%	15.1%			24.2%
Diluted earnings (loss) per share (2)	$0.05	$(0.48)			$0.41
Non-GAAP diluted earnings per share (2)	$1.17	$1.19			$2.23
Cash flow from operations	$134.6	$183.2			$179.9

(1)
Costs and expenses in 2017 included $7.9 million of restructuring charges. Costs and expenses in 2016 included $76.3 million of restructuring charges, a $3.2 million legal accrual, and $3.5 million of acquisition-related costs. Costs and expenses in 2015 included $73.2 million of pension plan termination-related costs, $43.4 million of restructuring charges, a $28.2 million legal accrual, and $8.9 million of acquisition-related costs. These restructuring, acquisition-related, pension plan termination and legal accrual costs have been excluded from non-GAAP operating income, non-GAAP operating margin and non-GAAP diluted EPS.

(2)
Income taxes for non-GAAP diluted earnings per share reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments described in Non-GAAP Financial Measures, and also exclude certain non-operating income and tax items. The GAAP diluted earnings per share in 2015 reflect a tax benefit of

$18.7 million related to the reversal of a portion of the U.S. valuation allowance related to reducing deferred tax assets in connection with settling the U.S. pension plan.
Subscription Measures
Given the difference in revenue recognition between the sale of a perpetual software license (revenue is recognized at the time of sale) and a subscription (revenue is recognized ratably over the subscription term), we use bookings for internal planning, forecasting and reporting of new license and subscription sales and cloud services transactions.
Bookings
In order to normalize between perpetual and subscription licenses, we define subscription bookings as the subscription annualized contract value (subscription ACV) of new subscription bookings multiplied by a conversion factor of 2. We arrived at the conversion factor of 2 by considering a number of variables, including pricing, support, length of term, and renewal rates. In 2017, 2016 and 2015, the average subscription contract term was approximately two years.
We define subscription ACV as the total value of a new subscription booking divided by the term of the contract (in days), multiplied by 365. If the term of the subscription contract is less than a year, the ACV is equal to the total contract value.
Subscription ACV increased 25% over 2016 to $143 million due to continued adoption of our subscription offerings around the globe.
We define license and subscription bookings as subscriptions bookings (as defined above) plus perpetual license bookings during the period.
License and subscription bookings for 2017 were $419 million, up 4% over 2016. Excluding a $20 million booking from a mega-deal in 2016, bookings increased 10% over 2016. CAD and PLM bookings grew 14% and 6%, respectively, for the full year and our IoT bookings grew above the market growth rate of 30%-40% organically and in total.
Because subscription bookings is a metric we use to approximate the value of subscription sales if sold as perpetual licenses, it does not represent the actual revenue that will be recognized with respect to subscription sales or that would be recognized if the sales had been perpetual licenses.
We believe that over time the revenue from these contracts will exceed the initial booking value as we expect customers will renew their subscriptions for more than two years and will expand their subscriptions as well.
Annualized Recurring Revenue (ARR)
Annualized Recurring Revenue (ARR) for a given period is calculated by dividing the non-GAAP subscription and support software revenue for the period by the number of days in the period and multiplying by 365. ARR should be viewed independently of revenue and deferred revenue as it is an operating measure and is not intended to be combined with or to replace either of those items. ARR is not a forecast and does not include perpetual license or professional services revenues.
ARR was approximately $905 million as of the fourth quarter of 2017, which increased 12% compared to the fourth quarter of 2016.
Impact of Foreign Currency Exchange on Results of Operations
Approximately two thirds of our revenue and half of our expenses are transacted in currencies other than the U.S. dollar. Currency translation affects our reported results, which are in U.S. Dollars. Changes in currency exchange rates, particularly for the Yen and the Euro, compared to the prior year decreased revenue and decreased expenses in 2017 and 2016. If actual reported results were converted into U.S. dollars based on the corresponding prior year’s foreign currency exchange rates, 2017 and 2016 revenue would have been higher by $1.0 million and $24.4 million, respectively, and expenses would have been higher by $3.0 million and $24.1 million, respectively. The net impact on year-over-year results would have been a decrease in operating income of $2.0 million in 2017 and an increase in operating income of $0.3 million in 2016. The results of operations, revenue by line of business and revenue by geographic region in the tables that follow present both actual percentage changes year over year and percentage changes on a constant currency basis.

Acquisitions
There were no significant acquisitions in 2017. In 2017, we had a full year of revenue for Kepware, which we acquired on January 12, 2016. Kepware contributed $16.1 million to 2016 revenue. In 2016, we also acquired Vuforia (on November 3, 2015) and in 2015, we acquired ColdLight (on May 7, 2015). Prior to their acquisitions, Vuforia and ColdLight revenues were not material.
Reclassifications
Effective with the beginning of the third quarter of 2017, we report cost of license and subscription revenue separately from cost of support revenue and are presenting cost of revenue in three categories: 1) cost of license and subscription revenue, 2) cost of support revenue, and 3) cost of professional services revenue. The discussion that follows reflects our revised reporting structure.
Deferred Revenue and Backlog (Unbilled Deferred Revenue)
Deferred revenue primarily relates to software agreements invoiced to customers for which the revenue has not yet been recognized. Unbilled deferred revenue (backlog) consists of contractually committed orders for license, subscription and support with a customer for which the customer has not yet been invoiced and the associated revenue has not been recognized. We do not record unbilled deferred revenue on our Consolidated Balance Sheet until we invoice the customer.

Total Deferred Revenue and Unbilled Deferred Revenue
(in millions)
$1,200
$1,000
$800
$600
$400
$200
$-
$211
$387
$369
$414
$633
$459
FY 2015
FY 2016
FY 2017
Deferred Revenue
Unbilled Deferred Revenue

	September 30, 2017	September 30, 2016	September 30, 2015
	(Dollar amounts in millions)
Unbilled deferred revenue	$633	$369	$211
Deferred revenue	459	414	387
Total	$1,092	$783	$598
Of the unbilled deferred revenue balance at September 30, 2017, we expect to invoice customers approximately $355 million within the next twelve months. Unbilled deferred revenue grew 72% year-over-year due to the high volume of new subscription bookings in the fourth quarter of 2017 with a billing and subscription start date of October 1, 2017 or later (which are booked in the quarter when the order is received if the start date is less than 100 days from the end of the quarter) and a large number of subscription renewals, with billing renewal dates of October 1, 2017 or later (in accordance with the 100 day booking rule), as well as the second or third year billing of multi-year subscription contracts. Many of our subscription bookings are for multiple years and are typically billed annually at the start of each annual subscription period. The average contract duration was approximately 2 years for new subscription contracts in 2017 and 2016.
We expect that the amount of deferred revenue and unbilled deferred revenue will fluctuate from quarter to quarter due to the specific timing, duration and size of customer subscription and support agreements, varying billing cycles of such agreements, the specific timing of customer renewals, foreign currency fluctuations, the timing of when deferred revenue is recognized as revenue and the timing of our fiscal quarter ends.
Revenue
Revenue is reported below by line of business (subscription, support, perpetual license and professional services), by product area (Solutions and IoT Groups) and by geographic region (Americas, Europe, Asia Pacific). Results include combined revenue from direct sales and our channel.
Revenue by Line of Business

Revenue by Group

	Year ended September 30,
		Percent Change			Percent Change
	2017	Actual	Constant Currency	2016	Actual	Constant Currency	2015
	(Dollar amounts in millions)
Solutions Group
Software revenue	893.7	3%	3%	871.2	(11)%	(9)%	980.3
Professional services	167.1	(12)%	(12)%	189.0	(15)%	(12)%	222.1
Total revenue	$1,060.7	—%	—%	$1,060.2	(12)%	(10)%	$1,202.4
IoT Group
Software revenue	93.7	29%	29%	72.4	47%	47%	49.2
Professional services	9.6	22%	21%	7.9	120%	121%	3.6
Total revenue	$103.3	28%	28%	$80.3	52%	52%	$52.9

Software Revenue Performance
Software revenue consists of subscription, support, and perpetual license revenue. Subscription revenue is comprised of time-based licenses whereby customers use our software and receive related support for a specified term, and for which revenue is recognized ratably over the term of the contract. Support revenue is composed of contracts to maintain new and/or previously purchased perpetual licenses, for which revenue is recognized ratably over the term of the contract. Perpetual licenses include a perpetual right to use the software, for which revenue is generally recognized up front upon delivery to the customer.
Solutions Group
Software revenue returned to growth in 2017 after a trough in 2016, as the subscription model transition accelerated, customers purchased fewer perpetual licenses and associated support, and some existing support contracts converted to subscriptions. The strength in our Solutions business was driven by our CAD and core PLM businesses. CAD delivered 14% bookings growth for the full year, well above estimated market growth rates. Our CAD business has now delivered two consecutive years of double-digit constant currency bookings growth. Creo growth has benefited from our go-to-market improvement initiatives, evidenced by seven consecutive quarters of double-digit bookings growth in our reseller channel. In core PLM, full-year bookings grew 6%, which is in line with estimated market growth rates. PLM continues to benefit from sales of ThingWorx Navigate, for which we closed transactions across a variety of vertical markets, and which we believe presents an opportunity to drive continued PLM growth. We also closed several major strategic PLM deals in the Americas and Europe. Growth in CAD and PLM was offset by a significant decline in SLM bookings. Our SLM business is characterized by low volume, high dollar transactions and we have experienced volatility period to period in this business.
The decline in software revenue in 2016 compared to 2015 was driven primarily by a higher mix of subscription bookings as well as foreign currency rate changes and macroeconomic conditions.
IoT Group
The IoT Group delivered revenue growth in 2017 and 2016. In 2017, software revenue growth was driven by continued adoption of our IoT solutions, with IoT bookings growing above estimated market rates of 30% to 40% for the fiscal year, partially offset by higher subscription mix. IoT bookings continue to come from a wide variety of vertical markets and use cases, led by the industrial factory operations. In 2017, customer expansions comprised approximately 70% of ThingWorx bookings.
Additionally, Kepware, which we acquired on January 12, 2016, contributed to IoT revenue growth from 2015 to 2016 (with $16.1 million of revenue in 2016) and to a lesser extent in 2017 which included a full year of Kepware revenue.
Professional Services Revenue
Consulting and training services engagements typically result from sales of new perpetual licenses and subscriptions, particularly of our PLM and SLM solutions. The decline in professional services revenue in 2017 and 2016 was due in part to strong growth in bookings by our service partners, which is in line with our strategy for professional services revenue to trend flat-to-down over time as we expand our service partner program under which service engagements are referred to third party service providers. Additionally, over time, we anticipate offering solutions that require less service. As a result, we do not expect that professional services revenue will increase proportionately with software revenue. Foreign currency exchange rates impacted services revenue positively by $0.5 million in 2017 and negatively by $5.9 million in 2016.
Revenue by Geographic Region

	2017		Percent Change		2016		Percent Change		2015
		% of Total Revenue	Actual	Constant Currency		% of Total Revenue	Actual	Constant Currency		% of Total Revenue
	(Dollar amounts in millions)
Revenue by region:
Americas	$500.9	43%	3%	2%	$487.6	43%	(8)%	(8)%	$530.3	42%
Europe	$435.1	37%	3%	4%	$424.3	37%	(9)%	(5)%	$467.8	37%
Asia Pacific	$228.0	20%	—%	(2)%	$228.7	20%	(11)%	(11)%	$257.1	21%

A significant percentage of our annual revenue comes from large customers in the broader manufacturing space. As a result, software revenue growth in our core CAD and PLM products historically has correlated to growth in broader measures of the global manufacturing economy, including GDP, industrial production and manufacturing PMI.
The increase in revenue in 2017 compared to 2016 was driven by our exit from the subscription trough coupled with strong new bookings performance despite a 1300 basis point increase in our subscription mix to 69% in 2017. Europe and Americas were strong, with full-year bookings growth of 29% (28% on a constant currency basis) in Europe and flat in the Americas, up 15% excluding the $20 million mega deal from the fourth quarter of 2016. Asia Pacific bookings were down 16% in 2017 compared to 2016 (16% decline on a constant currency basis), primarily due to Japan, which was down 42%. We believe that the decline in Japan is due primarily to sales execution issues, which we are addressing.
The decrease in revenue in 2016 compared to 2015 was driven primarily by a higher mix of subscription bookings as well as the impact of currency movements on reported revenue, particularly the Euro and the Yen.
Americas
The increase in revenue in the Americas in 2017 compared to 2016 was due to strong bookings, offset by a higher subscription mix. The increase in revenue in the Americas in 2017 compared to 2016 consisted of an increase in subscription revenue of 126% offset by decreases of 33%, 15% and 8% in perpetual license revenue, support revenue and, professional services revenue, respectively.
The decrease in revenue in the Americas in 2016 compared to 2015 consisted of decreases of 39%, 24% and 3% in perpetual license revenue, professional services revenue and support revenue (primarily PLM), respectively, partially offset by an increase in subscription revenue of 58%.
Europe
The increase in revenue in Europe in 2017 compared to 2016 was due to the strong bookings, partially offset by a higher subscription mix. The increase in revenue in Europe in 2017 compared to 2016 consisted of an increase of 139% in subscription revenue, offset by decreases of 17% in perpetual license revenue, 11% in professional services revenue, and 10% in support revenue. Currency did not have a material impact on revenue in 2017 relative to 2016.
The decrease in revenue in Europe in 2016 compared to 2015 consisted of decreases in perpetual license revenue of 46% (43% on a constant currency basis) and in support revenue of 6% (1% on a constant currency basis), partially offset by an increase in subscription revenue of 84% (91% on a constant currency basis).
Year-over-year changes in foreign currency exchange rates, particularly the Euro, unfavorably impacted European revenue by $3.9 million and $21.3 million in 2017 and 2016, respectively.
Asia Pacific
Asia Pacific revenue in 2017 compared to 2016 was flat, primarily due to a higher subscription mix and in part due to sales execution challenges in Japan. Asia Pacific bookings declined 16% on a constant currency basis in 2017 compared to 2016. Although below historical bookings, we saw some progress in Japan in the fourth quarter of 2017, with bookings growth of 80% sequentially to approximately $8 million.
In 2017 compared to 2016, subscription revenue increased by 178% offset by decreases in perpetual license revenue of 20%, in professional services revenue of 13% and in support revenue of 6%. Currency did not have a material effect on revenue in 2017 relative to 2016.
The decrease in revenue in Asia Pacific in 2016 compared to 2015 consisted of decreases in perpetual license revenue of 31% (29% on a constant currency basis), in professional services revenue of 10% (10% on a constant currency basis) and in support revenue of 4% (4% on a constant currency basis) partially offset by an increase in subscription revenue of 414% (374% on a constant currency basis).
Year-over-year changes in foreign currency exchange rates favorably impacted revenue by $1.6 million in 2017, and unfavorably by $0.2 million in 2016.

Gross Margin

Gross Margin as a % of Total Revenue
GAAP
Non-GAAP
80%
70%
60%
50%
40%
30%
20%
10%
0%
73%
76%
71%
75%
72%
75%
FY 2015
FY 2016
FY 2017

	2017	Percent Change	2016	Percent Change	2015
	(Dollar amounts in millions)
Gross margin	$835.0	2%	$814.9	(11)%	$920.5
Non-GAAP gross margin	876.5	3%	853.2	(11)%	953.4
Gross margin as a % of revenue:
License and subscription gross margin	79%		76%		85%
Support gross margin	84%		87%		88%
Professional Services	15%		14%		12%
Gross margin as a % of total revenue	72%		71%		73%
Non-GAAP gross margin as a % of total non-GAAP revenue	75%		75%		76%
The increase in total gross margin in 2017 compared to 2016 is in line with total revenue growth. Total revenue in 2017 grew 2% over 2016. Margins for license and subscription are beginning to expand as the subscription model matures and revenue that has been deferred begins to contribute to current periods. Support gross margins are down for 2017 compared to 2016 primarily due to the 12% decrease in support revenue associated with an increase in our subscription mix and the conversion of existing customers from support contracts to subscription. Support revenue comprised 49% of our total revenue in 2017 compared to 57% in 2016 and 54% in 2015.
Gross margin as a percentage of total revenue in 2016 compared to 2015 reflects lower software margins due to lower perpetual license revenue as a result of the acceleration of our subscription transition.

Costs and Expenses

Total Costs and Expenses
(in millions)
$1,400
$1,200
$1,000
$800
$600
$400
$200
$-
$335
$879
$326
$852
$329
$794
FY 2015
FY 2016
FY 2017
Operating Expenses
Cost of Revenue

	2017	Percent Change		2016	Percent Change		2015

Cost of license and subscription revenue	$86.0	23%		$69.7	31%		$53.2
Cost of support revenue	92.2	8%		85.7	4%		82.8
Cost of professional services revenue	150.8	(11)%		170.2	(14)%		198.7
Sales and marketing	372.9	1%		367.5	6%		346.8
Research and development	236.1	3%		229.3	1%		227.5
General and administrative	145.1	—%		145.6	(8)%		158.7
U.S. pension settlement loss	—			—			66.3
Amortization of acquired intangible assets	32.1	(3)%		33.2	(8)%		36.1
Restructuring charges	7.9	(90)%		76.3	76%		43.4
Total costs and expenses	$1,123.1	(5)%	(1)	$1,177.5	(3)%	(1)	$1,213.6
Total headcount at end of period	6,041	4%		5,800	(3)%		5,982

(1)	On a constant currency basis from the prior period, total costs and expenses decreased 4% from 2016 to 2017 and decreased 1% from 2015 to 2016.

2017 compared to 2016
Costs and expenses in 2017 compared to 2016 decreased primarily as a result of the following:

•	substantial completion of restructuring activities in 2016, for which restructuring charges totaled $76.3 million in 2016 compared to $7.9 million in 2017; and

•
a decrease in professional services costs primarily due to a decrease in headcount as we migrated more service engagements to our partners and we delivered products that required less consulting and training services.

The decreases above were partially offset by increases due to:

•	an increase of $18.1 million in total cost of license, subscription and support compensation costs primarily driven by increased headcount;

•
an increase of $8.7 million in cloud services hosting costs due to an increase in SaaS revenue and related expenses and an increase in applications hosted in the cloud that support our IT infrastructure.

•	an increase of $5.0 million in total research and development compensation costs primarily driven by increased headcount; and

•	annual merit salary increases.

2016 compared to 2015
Costs and expenses in 2016 compared to 2015 decreased primarily as a result of the following:

•	cost savings from restructuring actions in 2016 and 2015;

•
acquisition and pension termination-related costs, which were $75.4 million lower in 2016 compared to 2015 due to costs associated with terminating our U.S. pension plan which totaled $73.2 million (including a $66.3 million settlement loss) in 2015;

•	a $28.2 million accrual recorded in 2015 related to an investigation in China; and

•	foreign currency rates which favorably impacted costs and expenses of 2016 by $24.1 million.
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

•	investments in our IoT business; and

•	annual merit salary increases.
Cost of License and Subscription Revenue

	2017	Percent Change	2016	Percent Change	2015
	(Dollar amounts in millions)
Cost of license and subscription revenue	$86.0	23%	$69.7	31%	$53.2
% of total revenue	7%		6%		4%
% of total license and subscription revenue	21%		24%		15%
Our cost of license and subscription includes cost of license, which consists of fixed and variable costs associated with reproducing and distributing software and documentation, as well as royalties paid to third parties for technology embedded in or licensed with our software products, and amortization of intangible assets associated with acquired products, and cost of subscription, which includes our cost of cloud services and software as a service revenue, including hosting fees. Costs associated with providing post-contract support such as providing software updates and technical support for both our subscription offerings and our perpetual licenses are included in cost of support revenue. Cost of license and subscription revenue as a percent of license and subscription revenue can vary depending on the subscription mix percentage, the product mix sold, the effect of fixed and variable royalties, headcount and the level of amortization of acquired software intangible assets.
Costs in 2017 compared to 2016 increased primarily as a result of a $15.0 million increase in total compensation, benefit and travel expense due to increased headcount, primarily associated with supporting our Cloud products, and a $3.4 million increase in cloud services hosting costs.
Costs in 2016 compared to 2015 increased primarily as a result of a $5.2 million increase in total compensation, benefit and travel expense due to increased headcount, a $4.9 million increase in cloud services hosting costs and $1.9 million increase in amortization of acquired purchase software.

Cost of Support Revenue

	2017	Percent Change	2016	Percent Change	2015
	(Dollar amounts in millions)
Cost of support	$92.2	8%	$85.7	4%	$82.8
% of total revenue	8%		8%		7%
% of total support revenue	16%		13%		12%
Cost of support revenue consists of costs such as salaries, benefits, and computer equipment and facilities associated with customer support and the release of support updates (including related royalty costs) associated with providing support for both our perpetual licenses and subscription licenses.
Costs and expense in 2017 compared to 2016 increased primarily due to an increase of $3.1 million (5%) in total compensation, benefit and travel costs.
Costs and expense in 2016 compared to 2015 increased primarily due to an increase of $3.0 million (5%) in total compensation, benefit and travel costs.

Cost of Professional Services Revenue

	2017	Percent Change	2016	Percent Change	2015
	(Dollar amounts in millions)
Cost of professional services revenue	$150.8	(11)%	$170.2	(14)%	$198.7
% of total revenue	13%		15%		16%
% of total professional services revenue	85%		86%		88%

Our cost of professional services revenue includes costs such as salaries, benefits, information technology costs and facilities expenses for our training and consulting personnel, and third-party subcontractor fees.
In 2017 compared to 2016, total compensation, benefit costs and travel expenses decreased by $18.8 million. The cost of third-party consulting services was $4.7 million lower in 2017 compared to 2016.
In 2016 compared to 2015, total compensation, benefit costs and travel expenses decreased by $24.8 million. The cost of third-party consulting services was $2.6 million lower in 2016 compared to 2015.
As a result of decreases in professional services revenue in 2017, 2016 and 2015, we have reduced headcount, resulting in lower compensation-related costs. The decreases in 2017 and 2016 compared to the prior years in the cost of third-party consulting services is a result of our strategy to have our strategic services partners perform services for customers directly, which has decreased revenue and improved services margins.
Sales and Marketing

	2017	Percent Change	2016	Percent Change	2015
	(Dollar amounts in millions)
Sales and marketing expenses	$372.9	1%	$367.5	6%	$346.8
% of total revenue	32%		32%		28%

Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel, information technology costs and facility expenses.
In 2017 compared to 2016, event costs increased $3.1 million due to our LiveWorx event held in May 2017. Our compensation, benefits and travel costs were $3.5 million lower in 2017 compared to 2016 primarily due to lower commissions, which were higher in 2016 as a result of significantly higher than planned subscription bookings.
Our compensation, benefit costs and travel expenses were higher by an aggregate of 5% ($14.4 million) in 2016 compared to 2015, which reflects lower salaries, offset by higher incentive-based compensation, including commissions (due primarily to higher than anticipated subscription bookings), and increased headcount.
Research and Development

	2017	Percent Change	2016	Percent Change	2015
	(Dollar amounts in millions)
Research and development expenses	$236.1	3%	$229.3	1%	$227.5
% of total revenue	20%		20%		18%
Our research and development expenses consist principally of salaries and benefits, information technology costs and facility expenses. Major research and development activities include developing new releases and updates of our software that enhance functionality and add features.
In 2017 compared to 2016, total compensation, benefit and travel expenses were higher by 3% ($5.0 million) due to an increase in headcount and a $1.6 million increase in cloud services hosting costs as some product testing has moved to a cloud environment. The percentage increase in headcount is greater than the percentage increase in total compensation costs due to a shift in headcount to lower cost geographies.
Total compensation, benefit costs and travel expenses were higher by 2% ($4.3 million) in 2016 compared to 2015. The decrease in research and development headcount from 2015 to 2016 reflects restructuring actions offset by approximately 132 employees added from businesses acquired since the second quarter of 2015.
General and Administrative (G&A)

	2017	Percent Change	2016	Percent Change	2015
	(Dollar amounts in millions)
General and administrative	$145.1	—%	$145.6	(8)%	$158.7
% of total revenue	12%		13%		13%
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
In 2017 compared to 2016, total compensation, benefit and travel cost increased by $7.0 million primarily because of merit increases and increased severance costs, as well as higher stock-based compensation due to a higher attainment of performance-based awards, an award modification, and the launch of the employee stock purchase plan (ESPP) in the fourth quarter of 2016. Offsetting the increases, acquisition-related charges decreased $4.9 million because there were no significant acquisitions in the year, and tax and audit fees decreased $1.8 million during the year.
The decrease in overall general and administrative costs in 2016 compared to 2015 was due primarily to a $28.2 million accrual recorded in 2015 related to the settlement of an investigation in China, partially offset by an increase in performance-based bonus and stock-based compensation of $23.7 million (due in part to a modification of performance-based awards previously granted under our long-term incentive programs).

U.S. pension settlement loss

	2017	Percent Change	2016	Percent Change	2015
	(Dollar amounts in millions)
U.S. pension termination loss	$—		$—		$66.3
% of total revenue	—%		—%		5%
U.S. pension settlement loss reflects the loss recognized in the fourth quarter of 2015 related to the termination of our U.S. pension plan, due to the amortization of actuarial losses previously recorded in equity.
Amortization of Acquired Intangible Assets

	2017	Percent Change	2016	Percent Change	2015
	(Dollar amounts in millions)
Amortization of acquired intangible assets	$32.1	(3)%	$33.2	(8)%	$36.1
% of total revenue	3%		3%		3%
Amortization of acquired intangible assets reflects the amortization of acquired non-product related intangible assets, primarily customer and trademark-related intangible assets, recorded in connection with completed acquisitions. Amortization of intangible assets typically follows the economic benefit pattern of the acquired intangible assets.
The decrease in amortization of acquired intangible assets from 2015 to 2016 is due to certain intangibles becoming fully amortized, partially offset by an increase in amortization related to recent acquisitions.
Restructuring Charges

	2017	2016	2015
	(Dollar amounts in millions)
Restructuring charges	$7.9	$76.3	$43.4
% of total revenue	1%	7%	3%

Restructuring charges for 2017 were $7.9 million, including $5.6 million of facility related charges and $2.4 million of employee termination-related costs. As of September 30, 2017, we were materially complete with the restructuring actions and had incurred total restructuring charges of approximately $84.2 million. The cost savings associated with our 2017 and 2016 restructuring actions were largely offset by planned cost increases and investments in our business.
Restructuring charges for 2016 were $76.3 million, $77.1 million related to the plan announced in October 2015 described below, offset by a $0.8 million credit related to prior year restructuring actions.
The charge of $77.1 million in 2016 included $1.3 million of facility related charges and $75.8 million of employee related termination costs, primarily related to termination benefits associated with approximately 800 employees.
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
In 2017, 2016 and 2015, we made cash payments related to restructuring charges of $37.1 million, $55.0 million and $53.6 million, respectively. At September 30, 2017, accrued expenses for unpaid restructuring charges totaled $6.2 million, of which we expect to pay $4.1 million within the next twelve months.
Interest Expense

	2017	2016	2015
	(Dollar amounts in millions)
Interest expense	$(42.4)	(29.9)	(14.7)

The increase in interest expense in 2017 compared to 2016 was due to a full year of interest being incurred on the $500 million 6% senior notes (the 2024 6% Notes) which were issued in the third quarter of 2016, and higher average interest rates on our revolving credit facility in 2017 compared to 2016.
The increase in interest expense in 2016 compared to 2015 was due to higher amounts outstanding under our credit facility and the issuance of the 2024 6% Notes. We had $758 million total debt at September 30, 2016, compared to $668 million at September 30, 2015. We used the net proceeds from the issuance of the 2024 6% Notes to repay a portion of our outstanding revolving loan under our credit facility. Because the interest rate on the notes is higher than the variable rate we paid under our credit facility, our annual interest expense has increased.
The average interest rate on our total borrowings was 4.9% in 2017, 3.0% in 2016 and 1.7% in 2015.
Interest Income and Other Expense, net

	2017	2016	2015
	(Dollar amounts in millions)
Foreign currency losses, net	$(5.7)	$(1.9)	$(2.7)
Interest income	3.2	3.4	3.7
Other income (expense), net	2.5	(1.8)	(1.3)
	$0.1	$(0.3)	$(0.3)
Foreign currency net losses include costs of hedging contracts, certain realized and unrealized foreign currency transaction gains or losses, and foreign exchange gains or losses resulting from the required period-end currency re-measurement of the assets and liabilities of our subsidiaries that use the U.S. dollar as their functional currency. Because a large portion of our revenue and expenses is transacted in foreign currencies, we engage in hedging transactions involving the use of foreign currency forward contracts to reduce our exposure to fluctuations in foreign exchange rates. Changes in the balance year over year are due to required period-end currency re-measurement of the assets and liabilities of our subsidiaries that use the U.S. Dollar as their functional currency.  Hedging costs increased $1.3 million in 2017 compared to 2016.
Interest income represents earnings on the investment of our available cash balances and interest on financing provided to customers as described in Note B Summary of Significant Accounting Policies of "Notes to Consolidated Financial Statements" in this Annual Report.
Other income (expense), net is primarily made up other non-operating gains and losses. In January 2017, we sold a cost method investment for a gain of $3.7 million.
Income Taxes
Tax Provision and Effective Income Tax Rate

	2017	2016	2015
	(Dollar amounts in millions)
Pre-tax income (loss)	$(1.4)	$(67.2)	$26.5
Tax benefit	(7.6)	(12.7)	(21.0)
Effective income tax rate	544%	19%	(79)%

In 2017 and 2016 our effective tax rate was materially impacted by our corporate structure in which our foreign taxes are at an effective tax rate lower than the U.S. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland. In 2017, 2016 and 2015, the foreign rate differential predominantly relates to these Irish earnings. Additionally, we have a full valuation allowance against deferred tax assets in the U.S., primarily related to net operating loss and tax credit carry forwards. As a result, we have not recorded a benefit related to ongoing U.S. losses. Our foreign rate differential in 2017, 2016 and 2015 includes the continuing rate benefit from a business realignment completed on September 30, 2014 in which intellectual property was transferred between two wholly-owned foreign subsidiaries. The realignment allows us to more efficiently manage the distribution of our products to European customers. In 2017 and 2016, this realignment resulted in a tax benefit of approximately $28 million each year and a benefit of $24 million in 2015. In 2017 and 2016, we released valuation allowances in certain foreign subsidiaries and recorded benefits of $9.0 and $3.1 million, respectively. Also, in 2017, we recorded a tax benefit of $3.5 million related to the release of a tax reserve upon completion of a favorable agreement with tax authorities in a foreign jurisdiction.
Additionally, in 2015, U.S. permanent items include the tax effect of a $14.5 million expense related to the settlement of an investigation in China. Other factors that impacted the 2015 effective tax rate included: the release of a valuation allowance totaling $18.7 million relating to the U.S. pension plan termination, foreign withholding taxes of $3.8 million, a tax benefit of $3.1 million relating to the reassessment of our reserve requirements and a benefit of $1.4 million in conjunction with the reorganization of our Atego U.S. subsidiaries.
Valuation Allowance
We have concluded, based on the weight of available evidence, that a full valuation allowance continues to be required against our U.S. net deferred tax assets as they are not more likely than not to be realized in the future. We will continue to reassess our valuation allowance requirements each financial reporting period.
Tax Audits and Examinations
In the normal course of business, PTC and its subsidiaries are examined by various taxing authorities, including the Internal Revenue Service (IRS) in the U. S. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. We are currently under audit by tax authorities in several jurisdictions. Audits by tax authorities typically involve examination of the deductibility of certain permanent items, transfer pricing, limitations on net operating losses and tax credits. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in material changes in our estimates.
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

	Year ended September 30,
	2017	2016	2015
	(in millions, except per share amounts)
GAAP revenue	$1,164.0	$1,140.5	$1,255.2
Fair value of acquired deferred revenue	2.7	3.5	3.9
Non-GAAP revenue	$1,166.8	$1,144.0	$1,259.1

GAAP gross margin	$835.0	$814.9	$920.5
Fair value of acquired deferred revenue	2.7	3.5	3.9
Fair value to acquired deferred costs	(0.4)	(0.5)	(0.5)
Stock-based compensation	12.6	10.8	10.2
Amortization of acquired intangible assets included in cost of revenue	26.6	24.6	19.4
Non-GAAP gross margin	$876.5	$853.2	$953.4

GAAP operating income (loss)	$40.9	$(37.0)	$41.6
Fair value of acquired deferred revenue	2.7	3.5	3.9
Fair value to acquired deferred costs	(0.4)	(0.5)	(0.5)
Stock-based compensation	76.7	66.0	50.2
Amortization of acquired intangible assets included in cost of revenue	26.6	24.6	19.4
Amortization of acquired intangible assets	32.1	33.2	36.1
Acquisition-related charges included in general and administrative expenses	1.6	3.5	8.9
U.S. pension plan termination-related costs (1)	0.3	—	73.2
Legal accrual	—	3.2	28.2
Restructuring charges (credits), net	7.9	76.3	43.4
Non-GAAP operating income	$188.4	$172.7	$304.3

GAAP net income (loss)	$6.2	$(54.5)	$47.6
Fair value of acquired deferred revenue	2.7	3.5	3.9
Fair value to acquired deferred costs	(0.4)	(0.5)	(0.5)
Stock-based compensation	76.7	66.0	50.2
Amortization of acquired intangible assets included in cost of revenue	26.6	24.6	19.4
Amortization of acquired intangible assets	32.1	33.2	36.1
Acquisition-related charges included in general and administrative expenses	1.6	3.5	8.9
U.S. pension plan termination-related costs (1)	0.3	—	73.2
Legal accrual	—	3.2	28.2
Restructuring charges (credits), net	7.9	76.3	43.4
Non-operating credit facility refinancing costs	1.2	2.4	—
Income tax adjustments (2)	(17.4)	(19.8)	(51.1)
Non-GAAP net income	$137.6	$137.8	$259.2

GAAP diluted earnings (loss) per share	$0.05	$(0.48)	$0.41
Fair value of acquired deferred revenue	0.02	0.03	0.03
Fair value to acquired deferred costs	—	—	—
Stock-based compensation	0.65	0.57	0.43
Total amortization of acquired intangible assets	0.50	0.50	0.48

Acquisition-related charges included in general and administrative expenses	0.01	0.03	0.08
U.S. pension plan termination-related costs	—	—	0.63
Legal accrual	—	0.03	0.24
Restructuring charges (credits), net	0.07	0.66	0.37
Non-operating credit facility refinancing costs	0.01	0.02	—
Income tax adjustments (2)	(0.15)	(0.17)	(0.44)
Non-GAAP diluted earnings per share (3)	$1.17	$1.19	$2.23

	Year ended September 30,
Operating margin impact of non-GAAP adjustments:	2017	2016	2015
GAAP operating margin	3.5%	(3.2)%	3.3%
Fair value of acquired deferred revenue	0.2%	0.3%	0.3%
Fair value to acquired deferred costs	—%	—%	—%
Stock-based compensation	6.6%	5.8%	4.0%
Total amortization of acquired intangible assets	5.0%	5.1%	4.4%
Acquisition-related charges included in general and administrative expenses	0.1%	0.3%	0.7%
U.S. pension plan termination-related costs	—%	—%	5.8%
Legal accrual	—%	0.3%	2.2%
Restructuring charges (credits), net	0.7%	6.7%	3.5%
Non-GAAP operating margin	16.1%	15.1%	24.2%

(1)	Represents charges related to terminating a U.S. pension plan, including a settlement loss of $66.3 million in 2015.

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

Critical Accounting Policies and Estimates
We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our reported revenues, results of operations, and net income, as well as on the value of certain assets and liabilities on our balance sheet. These estimates, assumptions and judgments are made based on our historical experience and on other assumptions that we believe to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time.
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
Subscription-based licenses include the right for a customer to use our licenses and receive related support for a specified term and revenue is recognized ratably over the term of the arrangement since we do not have VSOE of fair value for our coterminous support. When sold in arrangements with other elements, VSOE of fair value is established for the subscription-based licenses through the use of a substantive renewal clause within the customer contract for a combined annual fee that includes the term-based license and related support.
Cloud services revenue (which in 2017, 2016 and 2015 represented less than 5% of our total revenue) includes fees for hosting and application management of customers’ perpetual or subscription-based licenses (hosting services) and fees for Software as a Service (SaaS) arrangements. Generally, customers have the right to terminate a hosting services contract and take possession of the licenses without a significant penalty. When hosting services are sold as part of a multi-element transaction, revenue is allocated to hosting services based on VSOE, and recognized ratably over the contractual term beginning on the commencement dates of each contract, which is the date the services are made available to the customer. VSOE is established for hosting services either through a substantive stated renewal option or stated contractual overage rates, as these rates represent the value the customer is willing to pay on a standalone basis. We also offer cloud services under SaaS arrangements whereby customers access our software in the cloud. Under SaaS arrangements, customers are not entitled to terminate the cloud services and cannot take possession of the software. Cloud services include set-up fees, which are recognized ratably over the contract term or the expected customer life, whichever is longer.
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
As of September 30, 2017, we have a valuation allowance of $239.3 million against net deferred tax assets in the U.S. and a valuation allowance of $40.4 million against net deferred tax assets in certain foreign jurisdictions. We have concluded, based on the weight of available evidence, that a full valuation allowance continues to be required against our U.S. net deferred tax assets as they are not more likely than not to be realized in the future. We will continue to reassess our valuation allowance requirements each financial reporting period.
The valuation allowance recorded against net deferred tax assets of certain foreign jurisdictions is established primarily for our net operating loss carryforwards, the majority of which do not expire. There are limitations imposed on the utilization of such net operating losses that could further restrict the recognition of any tax benefits.
We have not provided for U.S. income taxes or foreign withholding taxes on foreign unrepatriated earnings as it is our current intention to permanently reinvest these earnings outside the U.S. unless repatriation can be done with no significant tax cost, with the exception of a foreign holding company formed in 2014 and our Taiwan subsidiary. In 2017, we established a deferred tax liability of $11 million to provide for taxes on the unremitted earnings of this foreign holding company and in 2016, we incurred U.S. tax expense of $12 million on the repatriation of the 2016 earnings of this foreign holding company. In 2017 and 2016, the tax provision associated with these earnings was offset by a corresponding change in the valuation allowance. If we decide to repatriate any additional non-U.S. earnings in the future, we may be required to establish a deferred tax liability on such earnings. The cumulative basis difference associated with the undistributed earnings of our subsidiaries totaled approximately $882 million and $789 million as of September 30, 2017 and 2016, respectively. The amount of unrecognized deferred tax liability on the undistributed earnings cannot be practicably determined at this time.
In the normal course of business, PTC and its subsidiaries are examined by various taxing authorities, including the Internal Revenue Service (IRS) in the U.S. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. We are currently under audit by tax authorities in several jurisdictions. Audits by tax authorities typically involve examination of the deductibility of certain permanent items, transfer pricing, limitations on net operating losses and tax credits. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in material changes in our estimates.
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
Valuation of Goodwill
Our goodwill totaled $1,182.8 million and $1,169.8 million as of September 30, 2017 and 2016, respectively. We assess goodwill for impairment at the reporting unit level. Our reporting units are determined based on the components of our operating segments that constitute a business for which discrete financial information is available and for which operating results are regularly reviewed by segment management. We have three operating and reportable segments: (1) the Solutions Group, (2) the IoT Group and (3) Professional Services.
As of September 30, 2017, goodwill and acquired intangible assets in the aggregate attributable to our Solutions Group, IoT Group and Professional Services segment was $1,175.6 million, $234.4 million and $30.6 million, respectively. As of September 30, 2016, goodwill and acquired intangible assets in the aggregate attributable to our Solutions Group, IoT Group and Professional Services segment was $1,196.6 million, $252.8 million and $30.7 million, respectively. We test goodwill for impairment in the third quarter of our fiscal year, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting segment below its carrying value. Factors we consider important (on an overall company basis and reportable segment basis, as applicable) that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in our use of the acquired assets or a significant change in the strategy for our business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, or a reduction of our market capitalization relative to net book value.
We completed our annual goodwill impairment review as of July 1, 2017 based on a qualitative assessment. Our qualitative assessment included company specific (financial performance and long-range plans), industry, and macroeconomic factors, and consideration of the fair value of each reporting unit, which was approximately double its carrying value or higher at July 2, 2016, the last valuation date. Based on our qualitative assessment, we believe it is more likely than not that the fair values of our reporting units exceed their carrying values and no further impairment testing is required.
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
Accounting and reporting for these plans requires the use of country-specific assumptions for discount rates and expected rates of return on assets. We apply a consistent methodology in determining the key assumptions that, in addition to future experience assumptions such as mortality rates, are used by our actuaries to determine our liability and expense for each of these plans. The discount rate for Germany was selected with reference to a spot-rate yield curve based on the yields of AA-rated Euro-denominated corporate bonds. In addition, our actuarial consultants determine the expense and liabilities of the plan using other assumptions for future experience, such as mortality rates. In determining our pension cost for 2017, 2016, and 2015, we used weighted average discount rates of 1.3%, 2.2% and 2.4%, respectively, and weighted average expected returns on plan assets of 5.4%, 5.7% and 5.8%, respectively. In 2017, 2016 and 2015, our actual return (loss) on plan assets was $6.3 million, $1.7 million and $(0.4) million, respectively. If actual returns are below our expected rates of return, it will impact the amount and timing of future contributions and expense for these plans.
As of September 30, 2017 and 2016, our plans in total were underfunded, representing the difference between our projected benefit obligation and fair value of plan assets, by $16.7 million and $30.8 million, respectively. The projected benefit obligation as of September 30, 2017 was determined using a weighted average discount rate of 1.8%. The most sensitive assumptions used in calculating the expense and liability of our pension plans are the discount rate and the expected return on plan assets. Total GAAP net periodic pension cost was $2.6 million in 2017 and we expect it to be approximately $0.8 million in 2018. A 50 basis point change to our discount rate and expected return on plan assets assumptions would have changed our pension expense for the year ended September 30, 2017 by less than $1 million. A 50 basis point decrease in our discount rate assumptions would increase our projected benefit obligation as of September 30, 2017 by approximately $7 million.
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
Liquidity and Capital Resources

	September 30,
	2017	2016	2015
	(in thousands)
Cash and cash equivalents	$280,003	$277,935	$273,417
Marketable securities	50,315	49,616	—
Total	$330,318	$327,551	$273,417

Activity for the year included the following:
Cash provided by operating activities	$134,590	$183,168	$179,903
Cash used by investing activities	(16,127)	(237,156)	(140,039)
Cash provided (used) by financing activities	(117,461)	51,699	(42,155)

Cash and cash equivalents
We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. Cash and cash equivalents include highly liquid investments with original maturities of three months or less. In addition, we hold investments in marketable securities totaling approximately $50.3 million with an average maturity of 18 months. At September 30, 2017, cash and cash equivalents totaled $280.0 million, compared to $277.9 million at September 30, 2016, reflecting $134.6 million in operating cash flow, $15.2 million of proceeds from sales of investments, $10.8 million of proceeds from issuance of common stock under our employee stock purchase plan, offset by $51.0 million used for repurchases of common stock, $40.0 million of net repayments under our credit facility, $26.7 million used to pay withholding taxes on stock-based awards that vested in the period, $25.4 million used for capital expenditures, $11.1 million used for payment of contingent consideration and $5.0 million used for acquisitions.
Cash provided by operating activities
Cash provided by operating activities was $134.6 million in 2017 compared to $183.2 million in 2016 and $179.9 million in 2015. The decrease in 2017 is primarily due to an increase in bonus and commission payments of approximately $33 million, lower cash collections from accounts receivable of $27 million (due to higher 2016 collections of receivables with extended payment terms and a higher subscription mix in 2017), higher interest payments of approximately $26 million, and a $12 million payment related to a Korean tax audit, partially offset by a $35 million increase in cash flows from accounts payable and accrued expenses due to renegotiations with vendors, and more effective utilization of available payment terms, $18 million of lower restructuring payments and $28 million paid in 2016 to resolve the regulatory investigation with respect to our China business.
Cash provided by operations in 2016 reflects lower contributions to pension plans ($44.7 million lower in 2016 compared to 2015).
Restructuring payments totaled $37.1 million in 2017, compared to $55.0 million in 2016 and $53.6 million in 2015. Cash paid for income taxes was $35.4 million, $25.5 million, and $30.1 million in 2017, 2016, and 2015, respectively.
Cash used by investing activities

	Year ended September 30,
	2017	2016	2015
	(in thousands)
Acquisitions of businesses, net of cash acquired	$(4,960)	$(165,802)	$(98,411)
Additions to property and equipment	(25,444)	(26,189)	(30,628)
Purchases of short- and long-term marketable securities	(19,726)	(44,605)	—
Proceeds from maturities of short- and long-term marketable securities	18,785	—	—
Proceeds from sales of investments	15,218	—	—
Purchases of investments	—	(560)	(11,000)
	$(16,127)	$(237,156)	$(140,039)
We spent approximately $5 million on acquisitions in 2017. In the second quarter of 2016, we acquired Kepware for $99.4 million, net of cash acquired, and in the first quarter of 2016, we acquired Vuforia for $64.8 million, net of cash acquired. In the third quarter of 2015, we acquired ColdLight for $98.6 million, net of cash acquired.
In 2017, we disposed of minority investments in preferred stock for proceeds of approximately $15 million, which we purchased in 2015 for $11 million.
In 2016, we invested in investment grade securities with maturities up to three years.
Our expenditures for property and equipment consist primarily of computer equipment, software, office equipment and facility improvements.

Cash provided (used) by financing activities

	Year ended September 30,
	2017	2016	2015
	(in thousands)
Borrowings under debt agreements	$150,000	$670,000	$185,000
Repayments of borrowings under credit facility	(190,000)	(580,000)	(128,750)
Repurchases of common stock	(50,991)	—	(64,940)
Proceeds from issuance of common stock	10,778	21	41
Payments of withholding taxes in connection with vesting of stock-based awards	(26,654)	(20,939)	(29,207)
Excess tax benefits from stock-based awards	644	93	24
Credit facility origination costs	(184)	(6,855)	—
Contingent consideration	$(11,054)	$(10,621)	$(4,323)
	$(117,461)	$51,699	$(42,155)
In 2017, we resumed our stock repurchase program and used $51.0 million to repurchase our common stock, repaid $40.0 million under our credit facility, and received $10.8 million of proceeds from our employee stock purchase plan. In 2016, credit facility origination costs included costs associated with issuing our 2024 6% Notes. In 2015, we borrowed $100 million as a result of the purchase of ColdLight and used $64.9 million to repurchase shares.

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
We use the credit facility for general corporate purposes, including acquisitions of businesses, share repurchases and working capital requirements. As of September 30, 2017, we had $218.1 million in revolving loans outstanding under the credit facility, the fair value of which approximated its book value. As of September 30, 2017, we have approximately $382 million undrawn, of which $369 million would be available to borrow, the availability of which is reduced by letters of credit and certain other long term liabilities.
Any borrowings by PTC Inc. or certain of our foreign subsidiaries under the credit facility would be guaranteed, respectively, by our material domestic subsidiaries that become parties to the subsidiary guaranty, if any, and/or by PTC Inc. Borrowings are also secured by first priority liens on property of PTC and certain of our material domestic subsidiaries, including 100% of the voting equity interests of certain of our domestic subsidiaries and 65% of our material first-tier foreign subsidiaries. Loans under the credit facility bear interest at variable rates that reset every 30 to 180 days depending on the rate and period selected by us and based upon our total leverage ratio. During 2017, the weighted average annual interest rate for all borrowings outstanding was 4.94% and, as of September 30, 2017, the rate on the credit facility was 3.125%. We also pay a quarterly commitment fee on the undrawn portion of the credit facility ranging from 0.175% to 0.30% per year based on our total leverage ratio.
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

	Ratio as of September 30, 2017
Total Leverage Ratio Ratio of consolidated total indebtedness to the consolidated trailing four quarters EBITDA, not to exceed 4.50 to 1.00 as of the last day of any fiscal quarter.	2.82	to	1.00
Fixed Charge Coverage Ratio Ratio of consolidated trailing four quarters EBITDA less consolidated capital expenditures to consolidated fixed charges as of the last day of any fiscal quarter, to be not less than 3.50 to 1.00.	5.96	to	1.00
Senior Secured Leverage Ratio Ratio of senior consolidated total indebtedness (which excludes unsecured indebtedness) to consolidated trailing four quarters EBITDA as of the last day of any fiscal quarter, not to exceed 3.00 to 1.00.	0.86	to	1.00
Any failure to comply with such covenants would prevent us from being able to borrow additional funds, and would constitute a default, permitting the lenders to, among other things, accelerate the amounts outstanding and terminate the credit facility. As of September 30, 2017, we were in compliance with all financial and operating covenants of the credit facility.

Outstanding Notes
On May 12, 2016, we issued $500 million of 6.00% Senior Notes due 2024 (the “2024 6% Notes”) in a registered offering and used the net proceeds to prepay indebtedness under our senior credit facility. As of September 30, 2017, unamortized deferred financing fees associated with the offering and presented as a direct reduction from the carrying amount of the 2024 6% Notes were $5.7 million.
The 2024 6% Notes are unsecured, mature on May 15, 2024, and bear interest at a rate of 6.00% per annum, payable semi-annually (November and May). At any time before May 15, 2019, (i) we may redeem up to 40% of the aggregate principal amount of the 2024 6% Notes with the net cash proceeds of certain public equity offerings at a price equal to 106.00% of the aggregate principal amount redeemed plus accrued and unpaid interest, provided that at least 60% of the 2024 6% Notes that were originally issued remain outstanding immediately thereafter, and (ii) we may redeem some or all of the 2024 6% Notes at a price equal to 100% of the aggregate principal amount plus accrued and unpaid interest and a make-whole premium. On or after May 15, 2019, we may redeem some or all of the 2024 6% Notes at redemption prices specified in the 2024 6% Notes plus accrued and unpaid interest. In addition, if we undergo a change of control, we will be required to make an offer to purchase all the 2024 6% Notes at a price equal to 101% of the principal amount of the 2024 6% Notes plus accrued and unpaid interest.
The notes were issued under an indenture that contains customary covenants. Subject to certain exceptions, our ability to incur certain additional debt is limited unless, after giving pro forma effect to such incurrence and the application of the proceeds thereof, the ratio of our EBITDA to our Consolidated Fixed Charges (as both terms are defined in the indenture) is not greater than 2.00 to 1.00. The indenture also restricts our ability to incur liens, pay dividends or make certain other distributions, sell assets or engage in sale/leaseback transactions. Any failure to comply with these and other covenants included in the indenture could constitute an event of default that could result in the acceleration of the payment of the aggregate principal amount of 2024 6% Notes then outstanding and accrued interest. As of September 30, 2017, we were in compliance with all such covenants.
Share Repurchase Authorization
Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors has periodically authorized the repurchase of shares of our common stock. In August 2014, our Board of Directors authorized us to repurchase up to $600 million of our common stock through

September 30, 2017.  On September 14, 2017, our Board of Directors authorized us to repurchase up to $500 million of our common stock from October 1, 2017 through September 30, 2020.
We intend to use cash from operations and borrowings under our credit facility to make such repurchases. In 2017, we repurchased (0.9) million shares at cost of $51.0 million. In 2016, we did not repurchase any shares due to the accelerated pace of our transition to a subscription business model and the near-term impact on free cash flow and EBITDA. We repurchased (2.7) million shares at a cost of $64.9 million in 2015. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.
Expectations for Fiscal 2018
Our transition to a subscription licensing model has had, and will continue to have, an adverse impact on revenue, operating margin and EPS relative to periods in which we primarily sold perpetual licenses until the expected transition of our customer base to subscription is completed.  This also affects consolidated EBITDA as calculated under our credit facility and, as a result of the Total Leverage Ratio under the facility, limits the amount we can borrow under the facility.  Notwithstanding the effect of the subscription transition and those limitations, we believe that existing cash and cash equivalents, together with cash generated from operations and amounts available under the credit facility, will be sufficient to meet our working capital and capital expenditure requirements (which we expect to be $40 million in 2018) through at least the next twelve months and to meet our known long-term capital requirements.
Our expected uses of cash could change, our cash position could be reduced and we could incur additional debt obligations if we purchase our outstanding shares or retire debt or engage in strategic transactions, any of which could be commenced, suspended or completed at any time.  Any such purchases or retirement of debt will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  We also evaluate possible strategic transactions on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible strategic transactions.  The amounts involved in any share or debt repurchases or strategic transactions may be material.
We ended 2017 with a cash balance of $280 million and marketable securities of $50 million. A significant portion of our cash is generated and held outside of the United States. At September 30, 2017, we had cash and cash equivalents of $26.8 million in the United States, $128.1 million in Europe, $68.1 million in the Pacific Rim (including India), $30.2 million in Japan and $26.8 million in other non-U.S. countries. All of the marketable securities are held in Europe. We have substantial cash requirements in the United States, but we believe that the combination of our existing U.S. cash and cash equivalents, marketable securities, and future U.S. operating cash flows and cash available under our credit facility, will be sufficient to meet our ongoing U.S. operating expenses and known capital requirements.
Contractual Obligations
At September 30, 2017, our contractual obligations were as follows:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Debt (1)	$945.2	$38.1	$287.1	$60.0	$560.0
Operating leases (2)	360.6	39.3	56.9	52.2	212.2
Purchase obligations (3)	48.1	28.4	18.9	0.8	—
Pension liabilities (4)	16.7	2.3	5.2	5.9	3.3
Unrecognized tax benefits (5)	14.8	—	—	—	—
Total	$1,385.4	$108.1	$368.1	$118.9	$775.5

(1)
Includes required principal repayments and interest and commitment fees on our 2024 6% Notes and our revolving credit facility based on the balance outstanding as of September 30, 2017 and the interest rates in effect as of September 30, 2017, 6.0% for our 2024 6% Notes and 3.125% for our revolving credit facility. The credit facility matures on September 15, 2019, when all remaining amounts outstanding will be due and payable in full. Principal and interest on any additional borrowing that may be required to refinance the credit facility upon its maturity are not included in the contractual obligations above.

(2)
The future minimum lease payments above include minimum future lease payments for excess facilities under non-cancelable operating leases. These leases qualify for operating lease accounting treatment and, as such, are not included on our balance sheet. See Note I Commitments and Contingencies of “Notes to Consolidated Financial Statements” in this Annual Report for additional information regarding our operating leases. On September 7, 2017, we entered into a lease for approximately 250,000 square feet located at 121 Seaport Boulevard, Boston, Massachusetts. The term of the lease is expected to run from January 1, 2019 through June 30, 2037, subject to adjustment based on the initial occupancy date. Base rent for the first year of the lease is $11.0 million and will increase by $1 per square foot leased per year thereafter ($0.3 million per year). Base rent which first becomes payable on July 1, 2020, subject to adjustment based on the lease commencement date, is included in the operating lease obligations above. In addition to the base rent, PTC must pay its pro rata portions of building operating costs and real estate taxes (together, “Additional Rent”). Additional rent, equal to approximately 63% of total building operating costs and real estate taxes, is estimated to be approximately $7.1 million for the first year we begin paying rent and is not included in the operating lease payments above.

(3)
Purchase obligations represent minimum commitments due to third parties, including royalty contracts, research and development contracts, telecommunication contracts, information technology maintenance contracts in support of internal-use software and hardware and other marketing and consulting contracts. Contracts for which our commitment is variable, based on volumes, with no fixed minimum quantities, and contracts that can be canceled without payment penalties have been excluded. The purchase obligations included above are in addition to amounts included in current liabilities and prepaid expenses recorded on our September 30, 2017 consolidated balance sheet.

(4)
These obligations relate to our international pension plans and are not subject to fixed payment terms. Payments have been estimated based on the plans’ current funded status, planned employer contributions and actuarial assumptions. In addition, we may, at our discretion, make additional voluntary contributions to the plans. See Note M Pension Plans of “Notes to Consolidated Financial Statements” in this Annual Report for further discussion.

(5)
As of September 30, 2017, we had recorded total unrecognized tax benefits of $14.8 million. This liability is not subject to fixed payment terms and the amount and timing of payments, if any, which we will make related to this liability, are not known. See Note G Income Taxes of “Notes to Consolidated Financial Statements” in this Annual Report for additional information.

As of September 30, 2017, we had letters of credit and bank guarantees outstanding of approximately $4.3 million (of which $1.2 million was collateralized), primarily related to our corporate headquarters lease in Needham, Massachusetts.
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
Recent Accounting Pronouncements
In accordance with recently issued accounting pronouncements, we will be required to comply with certain changes in accounting rules and regulations. Refer to Note B. Summary of Significant Accounting Policies to the Condensed Consolidated Financial Statements in this Form 10-K for all recently issued accounting pronouncements. We are currently evaluating the impact of the new guidance on our consolidated financial statements. Outlined below are the recent accounting pronouncements that we believe will have the most significant impact on us.

Income Taxes
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). The purpose of ASU 2016-16 is to simplify the income tax accounting of an intra-entity transfer of an asset other than inventory and to record its effect when the transfer occurs. The guidance is effective for annual reporting periods beginning after December 15, 2017 (our fiscal 2019) including interim reporting periods within those annual reporting periods and early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements. We expect to record a net deferred tax asset of approximately $77 million upon adoption, primarily relating to deductible amortization of intangibles in Ireland.  Post adoption, our effective tax rate will no longer include the benefit of this amortization which is reflected in our effective tax rate reconciliation under the current guidance.
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
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The FASB has also issued additional standards to provide clarification and implementation guidance on ASU 2014-09.
The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to a customer in an amount that reflects the consideration that is expected to be received for those goods or services. Under the new guidance, an entity is required to evaluate revenue recognition through a five-step process: (1) identifying a contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when (or as) the entity satisfies a performance obligation. The standard also requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In applying the principles in ASU 2014-09, it is possible more judgment and estimates may be required within the revenue recognition process than is required under existing U.S. GAAP, including identifying performance obligations, estimating the amount of variable consideration to include in the transaction price, and estimating the value of each performance obligation to allocate the total transaction price to each separate performance obligation.
ASU 2014-09 is effective for us in our first quarter of fiscal 2019. Companies may adopt ASU 2014-09 using either the retrospective method, under which each prior reporting period is presented under ASU 2014-09, with the option to elect certain permitted practical expedients, or the modified retrospective method, under which a company adopts ASU 2014-09 from the beginning of the year of initial application with no restatement of comparative periods, with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application, with certain additional required disclosures. We currently expect to adopt ASU 2014-09 using the modified retrospective method.
While we are continuing to assess the impact of the new standard, we currently believe the most significant impact relates to accounting for our subscription arrangements that include term-based on premise software licenses bundled with support. Under current GAAP, the revenue attributable to these subscription licenses is recognized ratably over the term of the arrangement because VSOE does not exist for the undelivered support element as it is not sold separately. Under the new standard, the requirement to have VSOE for undelivered elements to enable the separation of revenue for the delivered software licenses is eliminated. Accordingly, under the new standard we will be required to recognize as revenue a portion of the subscription fee upon delivery of the software license. We currently expect revenue related to our perpetual license revenue and related support contracts, professional services and cloud offerings to remain substantially unchanged. Due to the complexity of certain of our contracts, the actual revenue recognition treatment required under the new standard may be dependent on contract-specific terms and, therefore, may vary in some instances.
Upon implementation of the new standard in fiscal 2019, we expect to make revisions to contract terms with our customers that will result in shortening the initial, non-cancellable term of our multi-year subscriptions to one year. This change will result in annual contractual periods for the majority of our software subscriptions, the license portion of which will be recognized at the beginning of each annual contract period upon delivery of the licenses and the support portion of which will be recognized ratably over the one year contractual period. As a result, we anticipate one year of subscription revenue will be recognized for each contract each year; however, more of the revenue will be recognized in the quarter that the contract period begins and less will be recognized in the subsequent three quarters of the contract than under the current accounting rules.
Under the modified retrospective method, we will evaluate each contract that is ongoing on the adoption date as if that contract had been accounted for under ASU 2014-09 from contract inception. Some license revenue related to subscription arrangements that would have been recognized in future periods under current GAAP will be recast under ASU 2014-09 as if the revenue had been recognized in prior periods. Under this transition method, we will not adjust historical reported revenue amounts. Instead, the revenue that would have been recognized under this method prior to the adoption date will be an adjustment to retained earnings and will not be recognized as revenue in future periods as previously planned. Because we expect that license revenue associated with subscription contracts will be recognized up front instead of over time under ASU 2014-09, we expect to have some portion of our deferred revenue to be adjusted to retained earnings upon adoption, which could be material. During the first year of adoption, we will disclose the amount of this retained earnings adjustment and intend to provide supplemental disclosure of how this revenue would have been recognized under the current rules.
Another significant provision under ASU 2014-09 includes the capitalization and amortization of costs associated with obtaining a contract, such as sales commissions. Currently, we expense sales commissions in the period incurred. Under ASU 2014-09, direct and incremental costs to acquire a contract are capitalized and amortized using a systematic basis over the pattern of transfer of the goods and services to which the asset relates. While we are continuing to assess the impact of this provision of ASU 2014-09, we likely will be required to capitalize incremental costs such as commissions and amortize those costs over the period the capitalized assets are expected to contribute to future cash flows.
Furthermore, we have made and will continue to make investments in systems and processes to enable timely and accurate reporting under the new standard. We currently expect that necessary operational and internal control structural changes will be implemented prior to the adoption date.
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
Our non-U.S. revenues generally are transacted through our non-U.S. subsidiaries and typically are denominated in their local currency. In addition, expenses that are incurred by our non-U.S. subsidiaries typically are denominated in their local currency. In 2017, 2016, and 2015, approximately two-thirds of our revenue and half of our expenses were transacted in currencies other than the U.S. dollar. Currency translation affects our reported results because we report our results of operations in U.S. Dollars. Historically, our most significant currency risk has been changes in the Euro and Japanese Yen relative to the U.S. Dollar. Based on current revenue and expense levels (excluding restructuring charges and stock-based compensation), a $0.10 change in the USD to European exchange rates and a 10 Yen change in the Yen to USD exchange rate would impact operating income by approximately $14 million and $5 million, respectively.
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
As of September 30, 2017 and 2016, we had outstanding forward contracts for derivatives not designated as hedging instruments with notional amounts equivalent to the following:

	September 30,
Currency Hedged	2017	2016
	(in thousands)
Canadian/U.S. Dollar	$12,809	$14,685
Euro/U.S. Dollar	244,000	174,120
Israeli Sheqel/U.S. Dollar	8,820	7,271
Japanese Yen/Euro	17,694	32,782
Japanese Yen/U.S. Dollar	3,198	6,716
Swiss Franc / Euro	7,157	—
Swedish Krona / U.S. Dollar	4,627	3,852
Chinese Yuan offshore / Euro	10,423	—
Singapore Dollar / U.S. Dollar	1,186	1,448
All other	8,605	8,660
Total	$318,519	$249,534
As of September 30, 2017 and 2016, we had outstanding forward contracts designated as cash flow hedges with notional amounts equivalent to the following:

Currency Hedged	September 30, 2017	September 30, 2016
	(in thousands)
Euro / U.S. Dollar	$64,831	$26,181
Japanese Yen / U.S. Dollar	22,675	8,800
SEK / U.S. Dollar	14,091	4,078
Total	$101,597	$39,059

Debt
In addition to amounts due under our 2024 6% Notes as described above, as of September 30, 2017, we had $218.1 million outstanding under our variable-rate credit facility. Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by us. These loans are subject to interest rate risk as interest rates will be adjusted at each rollover date to the extent such amounts are not repaid. As of September 30, 2017, the annual rate on the credit facility loans was 3.125%. If there was a hypothetical 100 basis point change in interest rates, the annual net impact to earnings and cash flows would be $2.2 million. This hypothetical change in cash flows and earnings has been calculated based on the borrowings outstanding at September 30, 2017 and a 100 basis point per annum change in interest rate applied over a one-year period.
Cash and cash equivalents
As of September 30, 2017, cash equivalents were invested in highly liquid investments with maturities of three months or less when purchased. We invest our cash with highly rated financial institutions in North America, Europe and Asia-Pacific and in diversified domestic and international money market mutual funds. At September 30, 2017, we had cash and cash equivalents of $26.8 million in the United States, $128.1 million in Europe, $68.1 million in the Pacific Rim (including India), $30.2 million in Japan and $26.8 million in other non-U.S. countries. Given the short maturities and investment grade quality of the portfolio holdings at September 30, 2017, a hypothetical 10% change in interest rates would not materially affect the fair value of our cash and cash equivalents.
Our invested cash is subject to interest rate fluctuations and, for non-U.S. operations, foreign currency risk. In a declining interest rate environment, we would experience a decrease in interest income. The opposite holds true in a rising interest rate environment. Over the past several years, the U.S. Federal Reserve Board, European Central Bank and Bank of England have changed certain benchmark interest rates, which have led to declines and increases in market interest rates. These changes in market interest rates have resulted in fluctuations in interest income earned on our cash and cash equivalents. Interest income will continue to fluctuate based on changes in market interest rates and levels of cash available for investment. Our consolidated cash balances were impacted favorably by $1.1 million and $6.8 million in 2017 and 2016, respectively and unfavorably by $17.9 million in 2015, due to changes in foreign currencies relative to the U.S. dollar, particularly the Euro and the Japanese Yen.
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
As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.

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
Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2017 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment and those criteria, our management concluded that, as of September 30, 2017, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of September 30, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears under Item 8.
Change in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.Other Information
None.
PART III

ITEM 10.Directors, Executive Officers and Corporate Governance
The information required by this item with respect to our directors and executive officers may be found in the sections captioned “Proposal 1: Election of Directors,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Transactions With Related Persons” appearing in our 2018 Proxy Statement. Such information is incorporated into this Item 10 by reference.

Our executive officers are:

James Heppelmann, President and Chief Executive Officer, Age 53

Mr. Heppelmann has been our President and Chief Executive Officer since October 2010. Mr. Heppelmann was our President and Chief Operating Officer from March 2009 through September 2010. Prior to that, Mr. Heppelmann served as our Executive Vice President and Chief Product Officer from February 2003 to March 2009. Mr. Heppelmann joined PTC in 1998.

Craig Hayman, Chief Operating Officer, Age 54

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

Andrew Miller, Executive Vice President, Chief Financial Officer, Age 57

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

Barry Cohen, Executive Vice President, Chief Strategy Officer, Age 73

Mr. Barry Cohen has been our Executive Vice President, Strategy since October 2010. Mr. Cohen was our Executive Vice President, Strategic Services and Partners from August 2002 through September 2010. Mr. Cohen joined PTC in 1998.

Matthew Cohen, Executive Vice President, Customer Success, Age 41

Mr. Matthew Cohen has been our Executive Vice President, Global Services since April 2014. Mr. Cohen was a Divisional Vice President, Global Services from September 2010 to March 2014. Mr. Cohen joined PTC in 2001.

Anthony Dibona, Executive Vice President, Focused Solutions Group, Age 61

Mr. DiBona became our Executive Vice President, for our Focused Solutions Group in October 2017. Mr. DiBona was our Executive Vice President for Renewal Sales from October 2016 to September 2017 and our Executive Vice President, Global Support from April 2003 to September 2016. Mr. DiBona joined PTC in 1998.

Aaron Von Staats, Corporate Vice President, General Counsel and Secretary, Age 51

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

ITEM 11.Executive Compensation
Information with respect to director and executive compensation may be found under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation,” and “Compensation Committee Report” appearing in our 2018 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item may be found under the heading “Information about PTC Common Stock Ownership” in our 2018 Proxy Statement. Such information is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION as of SEPTEMBER 30, 2017
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2000 Equity Incentive Plan (1)	3,486,669	—	(1)	3,739,910
2016 Employee Stock Purchase Plan (2)	—	—		1,730,865	(2)
Total	3,486,669	—		5,470,775

(1) All of the shares issuable upon vesting are restricted stock units, which have no exercise price.
(2) This amount represents the total number of shares remaining available under the 2016 Employee Stock Purchase Plan, of which 165,820 shares are subject to purchase during the current offering period.

ITEM 13.Certain Relationships and Related Transactions, and Director Independence
Information with respect to this item may be found under the headings “Independence of Our Directors,” “Review of Transactions with Related Persons” and “Transactions with Related Persons” in our 2018 Proxy Statement. Such information is incorporated herein by reference.

ITEM 14.Principal Accounting Fees and Services
Information with respect to this item may be found under the headings “Engagement of Independent Auditor and Approval of Professional Services and Fees” and “PricewaterhouseCoopers LLP Professional Services and Fees” in our 2018 Proxy Statement. Such information is incorporated herein by reference.

PART IV

ITEM 15.Exhibits and Financial Statement Schedules
(a) Documents Filed as Part of Form 10-K

1.	Financial Statements
	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets as of September 30, 2017 and 2016	F-2
	Consolidated Statements of Operations for the years ended September 30, 2017, 2016 and 2015	F-3
	Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2017, 2016 and 2015	F-4
	Consolidated Statements of Cash Flows for the years ended September 30, 2017, 2016 and 2015	F-5
	Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2017, 2016 and 2015	F-6
	Notes to Consolidated Financial Statements	F-7
2.	Financial Statement Schedules
Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included in the Financial Statements per Item 15(a)1 above.

3.	Exhibits
The list of exhibits in the Exhibit Index is incorporated herein by reference.
 (b) Exhibits
We hereby file the exhibits listed in the attached Exhibit Index.
(c) Financial Statement Schedules
None.

ITEM 16.Form 10-K Summary

None

EXHIBIT INDEX

Exhibit Number		Exhibit

3.1	—
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

4.3	—	6.000% Senior Notes due 2024 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on May 18, 2016 (File No. 0-18059) and incorporated herein by reference).

10.1.1*	—	2000 Equity Incentive Plan.

10.1.2*	—
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
Form of Restricted Stock Unit Certificate (U.S.) (filed as Exhibit 10.1.9 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 (File No. 0-18059) and incorporated herein by reference).

10.1.10	—
Form of Restricted Stock Unit Certificate (U.S.) (filed as Exhibit 10.1.10 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 (File No. 0-18059) and incorporated herein by reference).

10.1.11	—
Form of Restricted Stock Unit Certificate (U.S.) (filed as Exhibit 10.1.11 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 (File No. 0-18059) and incorporated herein by reference).

10.1.12	—
Form of Restricted Stock Unit Certificate (U.S. EVP) (filed as Exhibit 10.1.12 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 (File No. 0-18059) and incorporated herein by reference).

10.1.13*	—
Form of Restricted Stock Unit Certificate (U.S. Section 16) (filed as Exhibit 10.1.13 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 (File No. 0-18059) and incorporated herein by reference).

10.1.14	—
Form of Restricted Stock Unit Certificate (U.S. EVP) (filed as Exhibit 10.1.14 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 (File No. 0-18059) and incorporated herein by reference).

10.1.15	—
Form of Restricted Stock Unit Certificate (U.S.) (filed as Exhibit 10.1.15 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2016(File No. 0-18059) and incorporated herein by reference).

10.1.16*	—
Form of Restricted Stock Unit Certificate (U.S. Section 16) (filed as Exhibit 10.1.16 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 (File No. 0-18059) and incorporated herein by reference).

10.1.17*	—
Form of Restricted Stock Unit Certificate (U.S. Section 16) (filed as Exhibit 10.1.17 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (File No. 0-18059) and incorporated herein by reference).

10.2*	—
2009 Executive Cash Incentive Performance Plan (filed as Exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (File No. 0-18059) and incorporated herein by reference).

10.3*	—	2016 Employee Stock Purchase Plan (filed as Exhibit 10.3 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 (File No. 0-18059) and incorporated herein by reference).

10.4*	—
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

10.13	—
Executive Agreement dated December 2, 2015 between PTC Inc. and Craig Hayman (filed as Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 (File No. 0-18059) and incorporated herein by reference).

10.14	—
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

10.16	—
Credit Agreement dated as of November 4, 2015 by and among PTC Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (filed as Exhibit 10 to our Current Report on Form 8-K dated November 4, 2015 (File No. 0-18059) and incorporated herein by reference).

10.17	—
Amendment No. 1 dated April 18, 2016 to Credit Agreement dated as of November 4, 2015 by and among PTC Inc., JP Morgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (filed as Exhibit 99.3 to our Current Report on Form 8-K filed on April 20, 2016 (File No. 0-18059) and incorporated herein by reference).

10.18	—
Amendment No. 2 dated June 1, 2016 to Credit Agreement dated as of November 4, 2015 by and among PTC Inc., JP Morgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2016 (File No. 0-18059) and incorporated herein by reference).

10.19	—
Amendment No. 3 dated September 21, 2016 to Credit Agreement dated as of November 4, 2015 by and among PTC Inc., JP Morgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (filed as Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 (File No. 0-18059) and incorporated herein by reference).

10.20	—
Amendment No. 4 dated January 13, 2017 to Credit Agreement dated as of November 4, 2015 by and among PTC Inc., JP Morgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2016 (File No. 0-18059) and incorporated herein by reference).

10.21	—
Amendment No. 5 dated March 24, 2017 to Credit Agreement dated as of November 4, 2015 by and among PTC Inc., JP Morgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (filed as Exhibit 10 to our Current Report on Form 8-K filed on March 30, 2017 (File No. 0-18059) and incorporated herein by reference).

10.22	—
Office Lease Agreement dated as of September 7, 2017 by and between PTC Inc. and SCD L2 Seaport Square LLC (filed as Exhibit 10 to our Current Report on Form 8-K filed on September 7, 2017 (File No. 0-18059) and incorporated herein by reference).

10.23	—	First Amendment to Lease dated as of October 5, 2017 by and between PTC Inc. and SCD L2 Seaport Square LLC.

21.1	—	Subsidiaries of PTC Inc.

23.1	—	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

31.1	—	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a).

31.2	—	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13(a)-14(a) and 15d-14(a).

32**	—	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

101	—
The following materials from PTC Inc.'s Annual Report on Form 10-K for the year ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2017 and 2016; (ii) Consolidated Statements of Operations for the years ended September 30, 2017, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2017, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2017, 2016 and 2015; (v) Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2017, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements.

*	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of PTC participates.

**	Indicates that the exhibit is being furnished with this report and is not filed as a part of it.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of November, 2017.

PTC Inc.

By:	/s/ JAMES HEPPELMANN
James Heppelmann President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below, on the 29th day of November, 2017.

Signature	Title
(i) Principal Executive Officer:

/s/ JAMES HEPPELMANN	President and Chief Executive Officer
James Heppelmann

(ii) Principal Financial and Accounting Officer:

/s/ ANDREW MILLER	Executive Vice President and Chief Financial Officer
Andrew Miller

(iii) Board of Directors:

/s/ ROBERT SCHECHTER	Chairman of the Board of Directors
Robert Schechter

/s/ JANICE CHAFFIN	Director
Janice Chaffin

/s/ PHILLIP FERNANDEZ	Director
Phillip Fernandez

/s/ DONALD GRIERSON	Director
Donald Grierson

/s/ JAMES HEPPELMANN	Director
James Heppelmann

/s/ KLAUS HOEHN	Director
Klaus Hoehn

/s/ PAUL LACY	Director
Paul Lacy

/s/ Corinna Lathan	Director
Corinna Lathan

APPENDIX A

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of PTC Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of PTC Inc. and its subsidiaries as of September 30, 2017 and September 30, 2016, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management's Annual Report on Internal Control over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note B to the consolidated financial statements, the Company changed the manner in which it accounts for debt issuance costs in 2017.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
November 29, 2017

PTC Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$280,003	$277,935
Short-term marketable securities	18,408	18,695
Accounts receivable, net of allowance for doubtful accounts of $1,062 and $1,012 at September 30, 2017 and 2016, respectively	152,299	161,357
Prepaid expenses	49,913	52,819
Other current assets	165,933	131,783
Total current assets	666,556	642,589
Property and equipment, net	63,600	67,113
Goodwill	1,182,772	1,169,813
Acquired intangible assets, net	257,908	310,305
Long-term marketable securities	31,907	30,921
Deferred tax assets	123,166	89,692
Other assets	34,475	35,296
Total assets	$2,360,384	$2,345,729
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,160	$18,022
Accrued expenses and other current liabilities	80,761	84,141
Accrued compensation and benefits	110,957	145,633
Accrued income taxes	5,735	6,303
Deferred revenue	446,296	400,420
Total current liabilities	678,909	654,519
Long-term debt, net of current portion	712,406	751,601
Deferred tax liabilities	17,880	13,754
Deferred revenue	12,611	13,237
Other liabilities	53,142	69,952
Total liabilities	1,474,948	1,503,063
Commitments and contingencies (Note I)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 115,333 and 114,968 shares issued and outstanding at September 30, 2017 and 2016, respectively	1,153	1,150
Additional paid-in capital	1,609,030	1,598,548
Accumulated deficit	(650,840)	(657,079)
Accumulated other comprehensive loss	(73,907)	(99,953)
Total stockholders’ equity	885,436	842,666
Total liabilities and stockholders’ equity	$2,360,384	$2,345,729
The accompanying notes are an integral part of these consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended September 30,
	2017	2016	2015
Revenue:
Subscription	$279,246	$118,322	$65,239
Support	574,680	651,807	681,524
Total recurring revenue	853,926	770,129	746,763
Perpetual license	133,390	173,467	282,760
Total subscription, support and license revenue	987,316	943,596	1,029,523
Professional services	176,723	196,937	225,719
Total revenue	1,164,039	1,140,533	1,255,242
Cost of revenue:
Cost of license and subscription revenue	86,047	69,710	53,163
Cost of support revenue	92,202	85,729	82,829
Total cost of software revenue	178,249	155,439	135,992
Cost of professional services revenue	150,770	170,226	198,742
Total cost of revenue	329,019	325,665	334,734
Gross margin	835,020	814,868	920,508
Operating expenses
Sales and marketing	372,946	367,465	346,794
Research and development	236,059	229,331	227,513
General and administrative	145,067	145,615	158,715
U.S. pension settlement loss	—	—	66,332
Amortization of acquired intangible assets	32,108	33,198	36,129
Restructuring charges	7,942	76,273	43,409
Total operating expenses	794,122	851,882	878,892
Operating income (loss)	40,898	(37,014)	41,616
Foreign currency losses, net	(5,686)	(1,889)	(2,706)
Interest income	3,249	3,437	3,697
Interest expense	(42,400)	(29,882)	(14,742)
Other income (expense), net	2,533	(1,844)	(1,340)
Income (loss) before income taxes	(1,406)	(67,192)	26,525
Benefit from income taxes	(7,645)	(12,727)	(21,032)
Net income (loss)	$6,239	$(54,465)	$47,557
Earnings (loss) per share—Basic	$0.05	$(0.48)	$0.41
Earnings (loss) per share—Diluted	$0.05	$(0.48)	$0.41
Weighted average shares outstanding—Basic	115,523	114,612	114,775
Weighted average shares outstanding—Diluted	117,356	114,612	116,012
The accompanying notes are an integral part of these consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year ended September 30,
	2017	2016	2015
Net income (loss)	$6,239	$(54,465)	$47,557
Other comprehensive income (loss), net of tax:
Unrealized hedge gain (loss) arising during the period, net of tax of $0.1 million in 2017 and $0 million in 2016 and 2015, respectively	(758)	(3,375)	—
Net hedge (gain) loss reclassified into earnings, net of tax of ($0.1 million) in 2017 and $0 million in 2016 and 2015, respectively	459	2,131	—
Unrealized loss on hedging instruments	(299)	(1,244)	—
Foreign currency translation adjustment, net of tax of $0 for all periods	16,593	408	(47,177)
Unrealized loss on marketable securities, net of tax of $0 for all periods	(22)	(122)	—
Amortization of net actuarial pension loss included in net income, net of tax of ($1.0 million), ($0.7 million), and ($18.5 million) in 2017, 2016 and 2015, respectively	2,392	1,609	52,249
Pension net gain (loss) arising during the period net of tax of ($3.6 million), $3.5 million and $1.6 million in 2017, 2016, and 2015, respectively	8,636	(8,646)	(4,797)
Change in unamortized pension loss during the period related to changes in foreign currency	(1,254)	(216)	2,350
Other comprehensive income (loss)	26,046	(8,211)	2,625
Comprehensive income (loss)	$32,285	$(62,676)	$50,182
The accompanying notes are an integral part of these consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended September 30,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$6,239	$(54,465)	$47,557
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	76,708	65,996	50,182
Depreciation and amortization	86,742	86,554	84,433
Benefit from deferred income taxes	(28,289)	(44,182)	(49,361)
Excess tax benefits realized from stock-based awards	(644)	(93)	(24)
Pension settlement loss	—	—	66,332
Other non-cash costs, net	2,272	966	157
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	12,832	52,617	29,723
Accounts payable and accrued expenses	20,315	(14,185)	31,134
Accrued compensation and benefits	(34,846)	60,944	(56,950)
Deferred revenue	5,808	16,232	8,852
Accrued income taxes, net of income tax receivable	(798)	6,749	(3,536)
Other current assets and prepaid expenses	721	4,591	(10,716)
Other noncurrent assets and liabilities	(12,470)	1,444	(17,880)
Net cash provided by operating activities	134,590	183,168	179,903
Cash flows from investing activities:
Additions to property and equipment	(25,444)	(26,189)	(30,628)
Purchases of short- and long-term marketable securities	(19,726)	(44,605)	—
Proceeds from maturities of short- and long-term marketable securities	18,785	—	—
Acquisitions of businesses, net of cash acquired	(4,960)	(165,802)	(98,411)
Purchases of investments	—	(560)	(11,000)
Proceeds from sales of investments	15,218	—	—
Net cash used by investing activities	(16,127)	(237,156)	(140,039)
Cash flows from financing activities:
Borrowings under credit facility and senior notes	150,000	670,000	185,000
Repayments of borrowings under credit facility	(190,000)	(580,000)	(128,750)
Repurchases of common stock	(50,991)	—	(64,940)
Proceeds from issuance of common stock	10,778	21	41
Excess tax benefits realized from stock-based awards	644	93	24
Payments of withholding taxes in connection with vesting of stock-based awards	(26,654)	(20,939)	(29,207)
Credit facility origination costs	(184)	(6,855)	—
Contingent consideration	(11,054)	(10,621)	(4,323)
Net cash provided (used) by financing activities	(117,461)	51,699	(42,155)
Effect of exchange rate changes on cash and cash equivalents	1,066	6,807	(17,946)
Net increase (decrease) in cash and cash equivalents	2,068	4,518	(20,237)
Cash and cash equivalents, beginning of year	277,935	273,417	293,654
Cash and cash equivalents, end of year	$280,003	$277,935	$273,417
Supplemental disclosure of non-cash financing activities:
Fair value of contingent consideration recorded for acquisitions	$—	$16,900	$3,800
The accompanying notes are an integral part of these consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 1, 2014	115,025	$1,150	$1,597,277	$(650,171)	$(94,367)	$853,889
Common stock issued for employee stock-based awards	2,212	22	19	—	—	41
Shares surrendered by employees to pay taxes related to stock-based awards	(764)	(8)	(29,199)	—	—	(29,207)
Compensation expense from stock-based awards	—	—	50,182	—	—	50,182
Excess tax benefits from stock-based awards	—	—	24	—	—	24
Net income	—	—	—	47,557	—	47,557
Repurchases of common stock	(2,728)	(27)	(64,913)	—	—	(64,940)
Foreign currency translation adjustment	—	—	—	—	(47,177)	(47,177)
Change in pension benefits, net of tax	—	—	—	—	49,802	49,802
Balance as of September 30, 2015	113,745	$1,137	$1,553,390	$(602,614)	$(91,742)	$860,171
Common stock issued for employee stock-based awards	1,820	18	3	—	—	21
Shares surrendered by employees to pay taxes related to stock-based awards	(597)	(5)	(20,934)	—	—	(20,939)
Compensation expense from stock-based awards	—	—	65,996	—	—	65,996
Excess tax benefits from stock-based awards	—	—	93	—	—	93
Net loss	—	—	—	(54,465)	—	(54,465)
Unrealized loss on hedging instruments, net of tax	—	—	—	—	(1,244)	(1,244)
Foreign currency translation adjustment	—	—	—	—	408	408
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(122)	(122)
Change in pension benefits, net of tax	—	—	—	—	(7,253)	(7,253)
Balance as of September 30, 2016	114,968	$1,150	$1,598,548	$(657,079)	$(99,953)	$842,666
Common stock issued for employee stock-based awards	1,586	15	(15)	—	—	—
Shares surrendered by employees to pay taxes related to stock-based awards	(544)	(5)	(26,649)	—	—	(26,654)
Common stock issued for employee stock purchase plan	269	3	10,775	—	—	10,778
Compensation expense from stock-based awards	—	—	76,708	—	—	76,708
Excess tax benefits from stock-based awards	—	—	644	—	—	644
Net income	—	—	—	6,239	—	6,239
Repurchases of common stock	(946)	(10)	(50,981)	—	—	(50,991)
Unrealized loss on hedging instruments, net of tax	—	—	—	—	(299)	(299)
Foreign currency translation adjustment	—	—	—	—	16,593	16,593
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(22)	(22)
Change in pension benefits, net of tax	—	—	—	—	9,774	9,774
Balance as of September 30, 2017	115,333	$1,153	$1,609,030	$(650,840)	$(73,907)	$885,436
The accompanying notes are an integral part of these consolidated financial statements.

PTC Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. Description of Business and Basis of Presentation
Business
PTC Inc. was incorporated in 1985 and is headquartered in Needham, Massachusetts. PTC is a global software and services company that delivers a technology platform and solutions to help companies design, manufacture, operate, and service things for a smart, connected world.
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
Reclassifications
Effective with the beginning of the third quarter of 2017, we are reporting cost of license and subscription revenue separately from cost of support revenue and are presenting cost of revenue in three categories: 1) cost of license and subscription revenue, 2) cost of support revenue, and 3) cost of professional services revenue. Cost of license and subscription includes the cost of perpetual and subscription licenses; cost of support includes the cost of supporting both perpetual and subscription licenses. Costs of revenue for previous periods in the accompanying Consolidated Statements of Operations are presented on a basis consistent with the current period presentation.
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
Subscription-based licenses include the right for a customer to use our licenses and receive related support for a specified term and revenue is recognized ratably over the term of the arrangement since we do not have VSOE of fair value for our coterminous support. When sold in arrangements with other elements, VSOE of fair value is established for the subscription-based licenses through the use of a substantive renewal clause within the customer contract for a combined annual fee that includes the term-based license and related support.
Cloud services revenue (which in 2017, 2016 and 2015 represented less than 5% of our total revenue) includes fees for hosting and application management of customers’ perpetual or subscription-based licenses (hosting services) and fees for Software as a Service (SaaS) arrangements. Generally, customers have the right to terminate a hosting services contract and take possession of the licenses without a significant penalty. When hosting services are sold as part of a multi-element transaction, revenue is allocated to hosting services based on VSOE, and recognized ratably over the contractual term beginning on the commencement dates of each contract, which is the date the services are made available to the customer. VSOE is established for hosting services either through a substantive stated renewal option or stated contractual overage rates, as these rates represent the value the customer is willing to pay on a standalone basis. We also offer cloud services under SaaS arrangements whereby customers access our software in the cloud. Under SaaS arrangements, customers are not entitled to terminate the cloud services and cannot take possession of the software. Cloud services include set-up fees, which are recognized ratably over the contract term or the expected customer life, whichever is longer.

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
Deferred Revenue
Billed deferred revenue primarily relates to software subscription and support agreements billed to customers for which the services have not yet been provided. The liability associated with performing these services is included in deferred revenue and, if not yet paid, the related customer receivable is included in other current assets. Billed but uncollected support and subscription-related amounts included in other current assets at September 30, 2017 and 2016 were $160.9 million and $126.3 million, respectively. Deferred revenue consisted of the following:

	September 30,
	2017	2016
	(in thousands)
Deferred subscription revenue	$193,376	$102,847
Deferred support revenue	256,999	297,684
Deferred perpetual license revenue	1,773	4,151
Deferred professional services revenue	6,759	8,975
Total deferred revenue	$458,907	$413,657
Cash Equivalents
Our cash equivalents are invested in money market accounts and time deposits of financial institutions. We have established guidelines relative to credit ratings, diversification and maturities that are intended to maintain safety and liquidity. Cash equivalents include highly liquid investments with maturity periods of three months or less when purchased.
Marketable Securities
The amortized cost and fair value of marketable securities as of September 30, 2017 and 2016 were as follows:

	September 30, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Certificates of deposit	$240	$—	$—	$240
Corporate notes/bonds	47,811	2	(140)	47,673
U.S. government agency securities	2,407	—	(5)	2,402
	$50,458	$2	$(145)	$50,315

	September 30, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Certificates of deposit	$681	$—	$—	$681
Commercial paper	11,945	—	(20)	11,925
Corporate notes/bonds	34,701	—	(100)	34,601
U.S. government agency securities	2,411	—	(2)	2,409
	$49,738	$—	$(122)	$49,616
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
We review our investments to identify and evaluate investments that have an indication of possible impairment. We concluded that, at September 30, 2017, the unrealized losses were temporary. The following table summarizes the fair value and gross unrealized losses aggregated by category and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2017. As of September 30, 2016, all securities were held for less than twelve months.

	September 30, 2017
	Less than twelve months		Greater than twelve months		Total
	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss
	(in thousands)
Certificates of deposit	$240	$—	$—	$—	$240	$—
Corporate notes/bonds	15,254	(43)	28,885	(97)	44,139	(140)
US government agency securities	—	—	2,402	(5)	2,402	(5)
	$15,494	$(43)	$31,287	$(102)	$46,781	$(145)
The following table presents our available-for-sale marketable securities by contractual maturity date, as of September 30, 2017 and 2016.

	September 30, 2017		September 30, 2016
	Amortized cost	Fair value	Amortized cost	Fair value
	(in thousands)		(in thousands)
Due in one year or less	$18,274	$18,244	$18,585	$18,549
Due after one year through three years	32,184	32,071	31,153	31,067
	$50,458	$50,315	$49,738	$49,616
Cost Method Investments
We generally account for non-marketable equity investments under the cost method. We monitor non-marketable equity investments for events that could indicate that the investments are impaired, such as deterioration in the investee's financial condition and business forecasts, and lower valuations in recent or proposed financings. For an other-than-temporary impairment in the investment, we record a charge to other expense for the difference between the estimated fair value and the carrying value. The carrying value of our non-marketable equity investments are recorded in noncurrent assets and totaled $0.7 million and $11.6 million as of September 30, 2017 and 2016, respectively. In 2017, we sold a cost method investment in a private company for $13.7 million for a gain of approximately $3.7 million.
Concentration of Credit Risk and Fair Value of Financial Instruments
The amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short maturities. Financial instruments that potentially subject us to concentration of credit risk consist primarily of investments, trade accounts receivable and foreign currency derivative instruments. Our cash, cash equivalents, and foreign currency derivatives are placed with financial institutions with high credit standings. Our credit risk for derivatives is also mitigated due to the short-term nature of the contracts. Our customer base consists of large numbers of geographically diverse customers dispersed across many industries. No individual customer comprised more than 10% of our trade accounts receivable as of September 30, 2017 or 2016 or comprised more than 10% of our revenue for the years ended September 30, 2017, 2016 or 2015.
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
The principal market in which we execute our foreign currency contracts is the institutional market in an over-the-counter environment with a relatively high level of price transparency. The market participants are usually large financial institutions. Our foreign currency contracts’ valuation inputs are based on quoted prices and quoted pricing intervals from public data sources and do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy.
The fair value of our contingent consideration arrangements is determined based on our evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performances by the acquired entities. These arrangements are classified within Level 3 of the fair value hierarchy.
Our significant financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and 2016 were as follows:

	September 30, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Cash equivalents (1)	$49,845	$—	$—	$49,845
Marketable securities
Certificates of deposit	—	240	—	240
Corporate notes/bonds	47,673	—	—	47,673
U.S. government agency securities	—	2,402	—	2,402
Forward contracts	—	1,163	—	1,163
	$97,518	$3,805	$—	$101,323
Financial liabilities:
Contingent consideration related to acquisitions	$—	$—	$8,400	$8,400
Forward contracts	—	4,347	—	4,347
	$—	$4,347	$8,400	$12,747

	September 30, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Cash equivalents (1)	$60,139	$—	$—	$60,139
Marketable securities
Certificates of deposit	—	681	—	681
Commercial paper	—	11,925	—	11,925
Corporate notes/bonds	34,601	—	—	34,601
U.S. government agency securities	—	2,409	—	2,409
Forward contracts	—	260	—	260
	$94,740	$15,275	$—	$110,015
Financial liabilities:
Contingent consideration related acquisitions	$—	$—	$19,570	$19,570
Forward contracts	—	3,170	—	3,170
	$—	$3,170	$19,570	$22,740
(1) Money market funds and time deposits.
Since 2013, we have had three acquisitions resulting in contingent consideration: ThingWorx, ColdLight and Kepware. Changes in the fair value of Level 3 contingent consideration liability associated with these acquisitions were as follows:

	Contingent Consideration
	(in thousands)
	ThingWorx	ColdLight	Kepware	Total
Balance at October 1, 2015	$9,000	$4,000	$—	$13,000
Contingent consideration at acquisition	—	—	16,900	16,900
Change in fair value of contingent consideration	—	1,000	170	1,170
Payment of contingent consideration	(9,000)	(2,500)	—	(11,500)
Balance at October 1, 2016	—	2,500	17,070	19,570
Change in fair value of contingent consideration	—	—	930	930
Payment of contingent consideration	—	(2,500)	(9,600)	(12,100)
Balance at September 30, 2017	$—	$—	$8,400	$8,400
As of September 30, 2017, all contingent consideration liabilities are included in accrued expenses and other current liabilities. Contingent consideration is valued using a discounted cash flow method and a probability weighted estimate of achievement of the targets. Of the payments made in 2017, 2016 and 2015, $11.0 million, $10.6 million and $4.3 million, respectively, was included in financing activities in the Consolidated Statement of Cash Flows based on the fair value of the liabilities recorded at the acquisition dates with the balance recorded in operating activities.
In connection with our acquisition of Kepware, the former shareholders were eligible to receive additional consideration of up to $18.0 million, which was contingent on the achievement of certain Financial Performance, Product Integration and Business Integration targets (as defined in the Stock Purchase Agreement) within 24 months from April 1, 2016. If such targets were achieved within the defined 12 month, 18 month and 24 month earn-out periods. The estimated undiscounted range of outcomes for the contingent consideration was $16.9 million to $18.0 million at the acquisition date. As of September 30, 2017, our estimate of the liability was $8.4 million, net of $9.6 million in payments made in 2017.
In connection with our 2015 acquisition of ColdLight, the former shareholders were eligible to receive contingent consideration of up to $5.0 million. In connection with accounting for the business combination, we recorded a liability of $3.8 million, representing the fair value of the contingent consideration.

In connection with our 2014 acquisition of ThingWorx, the former shareholders were eligible to receive contingent consideration of up to $18.0 million if certain profitability and bookings targets were achieved within two years of the acquisition. As of October 1, 2015, the contingent consideration had been fully earned and $9.0 million of the total contingent consideration was paid in July 2015, with the remainder paid in July 2016.
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In determining the adequacy of the allowance for doubtful accounts, management specifically analyzes individual accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic conditions, and accounts receivable aging trends. Our allowance for doubtful accounts on trade accounts receivable was $1.1 million as of September 30, 2017, $1.0 million as of September 30, 2016, $1.0 million as of September 30, 2015 and $1.6 million as of September 30, 2014. Uncollectible trade accounts receivable written-off, net of recoveries, were $1.5 million, $0.3 million and $0.8 million in 2017, 2016 and 2015, respectively. Bad debt expense was $1.5 million, $0.3 million and $0.2 million in 2017, 2016 and 2015, respectively, and is included in general and administrative expenses in the accompanying Consolidated Statements of Operations.
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
Non-Designated Hedges
We hedge our net foreign currency monetary assets and liabilities primarily resulting from foreign currency denominated receivables and payables with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These contracts have maturities of up to approximately three months. Generally, we do not designate these foreign currency forward contracts as hedges for accounting purposes and changes in the fair value of these instruments are recognized immediately in earnings. Gains or losses on the underlying foreign-denominated balance are offset by the loss or gain on the forward contract and are included in foreign currency losses, net.
Cash Flow Hedges
Our foreign exchange risk management program objective is to identify foreign exchange exposures and implement appropriate hedging strategies to minimize earnings fluctuations resulting from foreign exchange rate movements. We designate certain foreign exchange forward contracts as cash flow hedges of Euro, Yen and SEK denominated intercompany forecast revenue transactions (supported by third party sales). All foreign exchange forward contracts are carried at fair value on the Consolidated Balance Sheets and the maximum duration of foreign exchange forward contracts is 15 months.
Cash flow hedge relationships are designated at inception, and effectiveness is assessed prospectively and retrospectively using regression analysis on a monthly basis. As the forward contracts are highly effective in offsetting changes to future cash flows on the hedged transactions, we record the effective portion of changes in these cash flow hedges in accumulated other comprehensive income and subsequently reclassify into earnings in the same period during which the hedged transactions are recognized in earnings. Changes in the fair value of foreign exchange forward contracts due to changes in time value are included in the assessment of effectiveness. Our derivatives are not subject to any credit contingent features. We manage credit risk with counter-parties by trading among several counter-parties and we review our counter-parties’ credit at least quarterly.

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
Software Development Costs
We incur costs to develop computer software to be licensed or otherwise marketed to customers. Research and development costs are expensed as incurred, except for costs of internally developed or externally purchased software that qualify for capitalization. Development costs for software to be sold externally incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized and, upon general release, are amortized using the greater of either the straight-line method over the expected life of the related products or based upon the pattern in which economic benefits related to such assets are realized. The straight-line method is used if it approximates the same amount of expense as that calculated using the ratio that current period gross product revenues bear to total anticipated gross product revenues. No development costs for software to be sold externally were capitalized in 2017, 2016 or 2015. In connection with acquisitions of businesses described in Note E, we capitalized software of $6.0 million and $71.5 million in 2017 and 2016, respectively. These assets are included in acquired intangible assets in the accompanying Consolidated Balance Sheets.
Goodwill, Acquired Intangible Assets and Long-lived Assets
Goodwill is the amount by which the purchase price in a business acquisition exceeds the fair values of net identifiable assets on the date of purchase.
Goodwill is evaluated for impairment annually, as of the end of the third quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Factors we consider important, on an overall company basis and reportable-segment basis, when applicable, that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period and a reduction of our market capitalization relative to net book value.
Our annual goodwill impairment test is based on either a qualitative (Step 0) or quantitative (Step 1) assessment, and is designed to conclude whether we believe it is more likely than not that the fair values of our reporting units exceed their carrying values. A Step 0 assessment includes a review of qualitative factors including company specific (financial performance and long-range plans), industry, and macroeconomic factors, and a consideration of the fair value of each reporting unit at the last valuation date. A Step 1 assessment is a quantitative analysis that compares the fair value of the reporting unit to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss equal to the difference between the carrying value of goodwill and its implied fair value. We estimate the fair values of our reporting units using discounted cash flow valuation models. Those models require estimates of future revenues, profits, capital expenditures, working capital, terminal values based on revenue multiples, and discount rates for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data.
We completed our annual goodwill impairment review as of July 1, 2017 based on a Step 0 assessment and concluded that no impairment charge was required as of that date.
Long-lived assets primarily include property and equipment and acquired intangible assets with finite lives (including purchased software, customer lists and trademarks). Purchased software is amortized over periods up to 11 years, customer lists are amortized over periods up to 12 years and trademarks are amortized over periods up to 12 years. We review long-lived assets for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. An impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset or asset group. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis.
Advertising Expenses
Advertising costs are expensed as incurred. Total advertising expenses incurred were $2.5 million, $2.1 million and $1.1 million in 2017, 2016 and 2015, respectively.
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
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which includes foreign currency translation adjustments, changes in unrecognized actuarial gains and losses (net of tax) related to pension benefits, unrealized gains and losses on hedging instruments and unrealized gains and losses on marketable securities. For the purposes of comprehensive income disclosures, we do not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as we intend to reinvest permanently undistributed earnings of our foreign subsidiaries. Accumulated other comprehensive loss is reported as a component of stockholders’ equity and, as of September 30, 2017 and 2016, was comprised of cumulative translation adjustment losses of $54.6 million and $71.2 million, respectively, unrecognized actuarial losses related to pension benefits of $24.7 million ($17.6 million net of tax) and $38.7 million ($27.4 million net of tax), respectively, unrecognized loss on hedging instruments of $1.8 million ($1.5 million net of tax) and $1.4 million, respectively, and unrecognized losses on marketable securities of $0.1 million and $0.1 million, respectively.
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
The following table presents the calculation for both basic and diluted EPS:

	Year ended September 30,
	2017	2016	2015
	(in thousands, except per share data)
Net income (loss)	$6,239	$(54,465)	$47,557
Weighted average shares outstanding	115,523	114,612	114,775
Dilutive effect of employee stock options, restricted shares and restricted stock units	1,833	—	1,237
Diluted weighted average shares outstanding	117,356	114,612	116,012
Basic earnings (loss) per share	$0.05	$(0.48)	$0.41
Diluted earnings (loss) per share	$0.05	$(0.48)	$0.41

Stock-Based Compensation
We measure the compensation cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. See Note K for a description of the types of stock-based awards granted, the compensation expense related to such awards and detail of equity-based awards outstanding. See Note G for detail of the tax benefit related to stock-based compensation recognized in the Consolidated Statements of Operations.
Recently Adopted Accounting Pronouncements
Cash Flows
In August 2016, the FASB issued ASU 2016-15 to clarify whether the following items should be categorized as operating, investing or financing in the statement of cash flows: (i) debt prepayments and extinguishment costs, (ii) settlement of zero-coupon debt, (iii) settlement of contingent consideration, (iv) insurance proceeds, (v) settlement of corporate-owned life insurance (COLI) and bank-owned life insurance (BOLI) policies, (vi) distributions from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) receipts and payments with aspects of more than one class of cash flows. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017 (our fiscal 2019) and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We adopted this new guidance in our fourth quarter ended September 30, 2017 with no impact on the financial statements.
Debt Issuance Costs
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30), to simplify the required presentation of debt issuance costs. The amended guidance requires that debt issuance costs be presented in the balance sheet as a direct reduction from the carrying amount of the related debt liability rather than as an asset. It is effective for financial statements issued for fiscal years beginning after December 15, 2015 (our fiscal 2017) with early adoption permitted. We adopted this new guidance in our first quarter ended December 31, 2016 and applied this guidance retrospectively. As a result, debt issuance costs of $6.5 million previously included in other long-term assets on the Consolidated Balance Sheet as of September 30, 2016 have been reclassified. See Note H. Debt for our debt balances at September 30, 2017 and 2016 net of the debt issuance costs.
Going Concern
In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern," which requires management to evaluate whether there is substantial doubt about the entity's ability to continue as a going concern and, if so, provide certain footnote disclosures. This ASU is effective for annual periods ending after December 15, 2016, including interim reporting periods thereafter. We adopted this new guidance in our fourth quarter ended September 30, 2017 with no impact on the financial statements.
Pending Accounting Pronouncements
Derivative Financial Instruments
In August 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-12, "Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities", which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2018 (our fiscal 2020) including interim reporting periods within those annual reporting periods and early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
Income Taxes
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). The purpose of ASU 2016-16 is to simplify the income tax accounting of an intra-entity transfer of an asset other than inventory and to record its effect when the transfer occurs. The guidance is effective for annual reporting periods beginning after December 15, 2017 (our fiscal 2019) including interim reporting periods within those annual reporting periods and early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements. We expect to record a net deferred tax asset of approximately $77 million upon adoption, primarily relating to deductible amortization of intangible assets in Ireland.  Post adoption, our effective tax rate will no longer include the benefit of this amortization which is reflected in our effective tax rate reconciliation under the current guidance.
Stock Compensation
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, including accounting for income taxes, earnings per share, and forfeitures. The ASU is effective for public companies in annual periods beginning after December 15, 2016 (our fiscal 2018) and interim periods within those years. Early adoption is permitted in any interim period, with all adjustments applied as of the beginning of the fiscal year of adoption. We will adopt the guidance in the first quarter of 2018. We do not expect adoption of the guidance to have a material impact on our consolidated financial statements. Previously unrecognized excess tax benefits will increase deferred tax assets, which will be substantially offset by an increase in the valuation allowance. We have elected to account for forfeitures as they occur, rather than estimate expected forfeitures, which will result in a cumulative effect adjustment of approximately $1 million to reduce retained earnings as of October 1, 2017.
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
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The FASB has also issued additional standards to provide clarification and implementation guidance on ASU 2014-09.
The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to a customer in an amount that reflects the consideration that is expected to be received for those goods or services. Under the new guidance, an entity is required to evaluate revenue recognition through a five-step process: (1) identifying a contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when (or as) the entity satisfies a performance obligation. The standard also requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In applying the principles of ASU 2014-09, it is possible more judgment and estimates may be required within the revenue recognition process than is required under existing U.S. GAAP, including identifying performance obligations, estimating the amount of variable consideration to include in the transaction price, and estimating the value of each performance obligation to allocate the total transaction price to each separate performance obligation.
ASU 2014-09 is effective for us in our first quarter of fiscal 2019. Companies may adopt ASU 2014-09 using either the retrospective method, under which each prior reporting period is presented under ASU 2014-09, with the option to elect certain permitted practical expedients, or the modified retrospective method, under which a company adopts ASU 2014-09 from the beginning of the year of initial application with no restatement of comparative periods, with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application, with certain additional required disclosures. We currently expect to adopt ASU 2014-09 using the modified retrospective method.
While we are continuing to assess the impact of the new standard, we currently believe the most significant impact relates to accounting for our subscription arrangements that include term-based on-premise software licenses bundled with support. Under current GAAP, the revenue attributable to these subscription licenses is recognized ratably over the term of the arrangement because VSOE does not exist for the undelivered support element as it is not sold separately. Under the new standard, the requirement to have VSOE for undelivered elements to enable the separation of revenue for the delivered software licenses is eliminated. Accordingly, under the new standard we will be required to recognize as revenue a portion of the subscription fee upon delivery of the software license. We currently expect revenue related to our perpetual license revenue and related support contracts, professional services and cloud offerings to remain substantially unchanged. Due to the complexity of certain of our contracts, the actual revenue recognition treatment required under the new standard may be dependent on contract-specific terms and, therefore, may vary in some instances.
Upon implementation of the new standard in fiscal 2019, we expect to make revisions to contract terms with our customers that will result in shortening the initial, non-cancellable term of our multi-year subscriptions to one year. This change will result in annual contractual periods for the majority of our software subscriptions, the license portion of which will be recognized at the beginning of each annual contract period upon delivery of the licenses and the support portion of which will be recognized ratably over the one year contractual period. As a result, we anticipate one year of subscription revenue will be recognized for each contract each year; however, more of the revenue will be recognized in the quarter that the contract period begins and less will be recognized in the subsequent three quarters of the contract than under the current accounting rules.
Under the modified retrospective method, we will evaluate each contract that is ongoing on the adoption date as if that contract had been accounted for under ASU 2014-09 from contract inception. Some license revenue related to subscription arrangements that would have been recognized in future periods under current GAAP will be recast under ASU 2014-09 as if the revenue had been recognized in prior periods. Under this transition method, we will not adjust historical reported revenue amounts. Instead, the revenue that would have been recognized under this method prior to the adoption date will be an adjustment to retained earnings and will not be recognized as revenue in future periods as previously planned. Because we expect that license revenue associated with subscription contracts will be recognized up front instead of over time under ASU 2014-09, we expect to have some portion of our deferred revenue to be adjusted to retained earnings upon adoption, which could be material. During the first year of adoption, we will disclose the amount of this retained earnings adjustment and intend to provide supplemental disclosure of how this revenue would have been recognized under the current rules.
Another significant provision under ASU 2014-09 includes the capitalization and amortization of costs associated with obtaining a contract, such as sales commissions. Currently, we expense sales commissions in the period incurred. Under ASU 2014-09, direct and incremental costs to acquire a contract are capitalized and amortized using a systematic basis over the pattern of transfer of the goods and services to which the asset relates. While we are continuing to assess the impact of this provision of ASU 2014-09, we likely will be required to capitalize incremental costs such as commissions and amortize those costs over the period the capitalized assets are expected to contribute to future cash flows.
Furthermore, we have made and will continue to make investments in systems and processes to enable timely and accurate reporting under the new standard. We currently expect that necessary operational and internal control structural changes will be implemented prior to the adoption date.
C. Restructuring Charges
Restructuring charges for 2017 were $7.9 million, $8.1 million related to the plan announced in October 2015 described below, offset by a $0.2 million credit related to prior year restructuring actions.
On October 23, 2015, we initiated a plan to restructure our workforce and consolidate select facilities in order to reduce our cost structure to enable us to invest in our identified growth opportunities. The actions resulted in total restructuring charges of $85.3 million, primarily associated with termination benefits associated with approximately 800 employees. In 2017, we recorded restructuring charges of $2.6 million attributable to termination benefits and $5.6 million related to the closure of excess facilities. In 2016, we recorded restructuring charges of $75.8 million attributable to termination benefits and $1.3 million related to the closure of excess facilities. As of September 30, 2017, this restructuring plan was substantially complete.
On April 4, 2015, we committed to a plan to restructure our workforce and consolidate select facilities to realign our global workforce to increase investment in our IoT business and to reduce our cost structure through organizational efficiencies in the face of significant foreign currency depreciation relative to the U.S. Dollar and a more cautious outlook on global macroeconomic conditions. The actions resulted in total restructuring charges of $42.1 million, primarily associated with termination benefits associated with 411 employees. In 2015, we recorded restructuring charges of $41.8 million attributable termination benefits and $1.4 million related to the closure of excess facilities and in 2016 and 2017, we recorded restructuring credits of $0.8 million and $0.2 million, respectively, attributable to termination benefits.
The following table summarizes restructuring charges reserve activity for the three years ended September 30, 2017:

	Employee Severance and Related Benefits	Facility Closures and Other Costs	Consolidated Total
	(in thousands)
Balance, October 1, 2014	$25,835	$535	$26,370
Charges to operations	41,997	1,412	43,409
Cash disbursements	(52,882)	(706)	(53,588)
Foreign currency impact	(864)	(73)	(937)
Balance, September 30, 2015	14,086	1,168	15,254
Charges to operations	74,929	1,344	76,273
Cash disbursements	(53,966)	(1,053)	(55,019)
Foreign currency impact	128	(28)	100
Balance, September 30, 2016	35,177	1,431	36,608
Charges to operations	2,373	5,569	7,942
Cash disbursements	(35,069)	(2,005)	(37,074)
Other non-cash charges	—	(704)	(704)
Foreign currency impact	(745)	217	(528)
Balance, September 30, 2017	$1,736	$4,508	$6,244
Of the accrual for facility closures and related costs, as of September 30, 2017 $2.3 million is included in accrued expenses and other current liabilities and $2.2 million is included in other liabilities in the Consolidated Balance Sheets. The accrual for facility closures is net of assumed sublease income of $4.2 million. The accrual for employee severance and related benefits is included in accrued compensation and benefits in the Consolidated Balance Sheets.
D. Property and Equipment
Property and equipment consisted of the following:

	September 30,
	2017	2016
	(in thousands)
Computer hardware and software	$286,380	$267,928
Furniture and fixtures	21,145	20,742
Leasehold improvements	47,658	43,769
Gross property and equipment	355,183	332,439
Accumulated depreciation and amortization	(291,583)	(265,326)
Net property and equipment	$63,600	$67,113
Depreciation expense was $28.0 million, $28.8 million and $28.9 million in 2017, 2016 and 2015, respectively.
E. Acquisitions
In 2016, we completed the acquisition of Kepware (on January 12, 2016) and Vuforia (on November 3, 2015), in 2015, we completed the acquisition of ColdLight (on May 7, 2015). The results of operations of these acquired businesses have been included in our consolidated financial statements beginning on their respective acquisition dates. Our results of operations prior to these acquisitions, if presented on a pro forma basis, would not differ materially from our reported results.
These acquisitions have been accounted for as business combinations. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the respective acquisition date. The fair values of intangible assets for Kepware and ColdLight were based on valuations using an income approach, with estimates and assumptions provided by management of the acquired companies and PTC. The fair values of intangible assets for Vuforia were based on valuations using a cost approach which requires the use of significant estimates and assumptions, including estimating costs to reproduce an asset. The process for estimating the fair values of identifiable intangible assets as well as the Kepware and ColdLight contingent consideration liabilities requires the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill.
Acquisition-related costs were $1.6 million, $3.5 million and $8.9 million in 2017, 2016 and 2015, respectively. Acquisition-related costs include direct costs of completing an acquisition (e.g., investment banker fees and professional fees, including legal and valuation services) and expenses related to acquisition integration activities (e.g., professional fees, severance, and retention bonuses). In addition, subsequent adjustments to our initial estimated amounts of contingent consideration, primarily net present value changes, are included within acquisition-related charges. These costs are classified in general and administrative expenses in the accompanying Consolidated Statements of Operations.
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
The acquisition of Kepware's KEPServerEX® communication platform enhanced our portfolio of Internet of Things (IoT) technology, and accelerated our entry into the factory setting and industrial IoT. At the time of the acquisition, Kepware had historical annualized revenues which were immaterial to our financial results. Kepware added approximately $16 million to our 2016 revenue and approximately $15 million in costs and expenses.
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
The acquisition of Vuforia's augmented reality (AR) technology platform enhances our technology portfolio and accelerates our strategy as a leading provider of technologies and solutions that blend the digital and physical worlds. At the time of the acquisition, Vuforia had approximately 80 employees and historical annualized revenues which were immaterial to our financial results. The purchase price allocation resulted in $23.3 million of goodwill, which will be deductible for income tax purposes, $41.2 million of technology and $0.3 million of net tangible assets. The acquired technology is being amortized over a useful life of 6 years. The resulting amount of goodwill reflects the value of the synergies created by integrating Vuforia’s augmented technology platform into PTC’s IoT solutions.
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
The purchase price allocation resulted in $85.3 million of goodwill, which is deductible for income tax purposes. Intangible assets of $17.6 million includes purchased software of $13.6 million, customer relationships of $3.5 million and trademarks of $0.5 million, which are being amortized over useful lives of 10 years, 9 years and 7 years, respectively, based upon the pattern in which economic benefits related to such assets are expected to be realized.
F. Goodwill and Acquired Intangible Assets
Effective with the beginning of the third quarter of 2016, we have three operating and reportable segments: (1) Solutions Group, (2) IoT Group and (3) Professional Services. We assess goodwill for impairment at the reporting unit level. Our reporting units are determined based on the components of our operating segments that constitute a business for which discrete financial information is available and for which operating results are regularly reviewed by segment management. Our reporting units are the same as our operating segments. Prior to the change in 2016, we had two operating and reportable segments: (1) Software Products, which included license and related support revenue (including updates and technical support) for all our products except training-related products; and (2) Services, which included consulting, implementation, training, cloud services, computer-based training products, including support on these products and other services revenue.
As of September 30, 2017, goodwill and acquired intangible assets in the aggregate attributable to our Solutions Group, IoT Group and Professional Services segment was $1,175.6 million, $234.4 million and $30.6 million, respectively. As of September 30, 2016, goodwill and acquired intangible assets in the aggregate attributable to our Solutions Group, IoT Group and Professional Services segment was $1,196.6 million, $252.8 million and $30.7 million, respectively.
Goodwill is tested for impairment annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting segment below its carrying value. We completed our annual goodwill impairment review as of July 1, 2017 and concluded that no impairment charge was required as of that date. We completed our annual goodwill impairment review as of July 1, 2017 based on a qualitative assessment. Our qualitative assessment included company specific (financial performance and long-range plans), industry, and macroeconomic factors, and consideration of the fair value of each reporting unit, which was approximately double its carrying value or higher at July 2, 2016, the last valuation date. Based on our qualitative assessment, we believe it is more likely than not that the fair values of our reporting units exceed their carrying values and no further impairment testing is required. Through September 30, 2017, there have not been any events or changes in circumstances that indicate that the carrying values of goodwill or acquired intangible assets may not be recoverable.
Goodwill and acquired intangible assets consisted of the following:

	September 30, 2017			September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Goodwill (not amortized)			$1,182,772			$1,169,813
Intangible assets with finite lives (amortized) (1):
Purchased software	$362,955	$228,377	$134,578	$354,595	$199,192	$155,403
Capitalized software	22,877	22,877	—	22,877	22,877	—
Customer lists and relationships	359,932	241,554	118,378	355,698	206,515	149,183
Trademarks and trade names	19,138	14,186	4,952	19,007	13,323	5,684
Other	4,030	4,030	—	3,955	3,920	35
	$768,932	$511,024	$257,908	$756,132	$445,827	$310,305
Total goodwill and acquired intangible assets			$1,440,680			$1,480,118
 (1)    The weighted average useful lives of purchased software, customer lists and relationships, and trademarks and trade names with a remaining net book value are 9 years, 10 years, and 10 years, respectively.
The changes in the carrying amounts of goodwill from October 1, 2016 to September 30, 2017 are due to the impact of acquisitions and to foreign currency translation adjustments related to those asset balances that are recorded in non-U.S. currencies.
Changes in goodwill presented by reportable segment were as follows:

	Software Products Segment	Services Segment	Total
	(in thousands)
Balance, September 30, 2015	$1,016,413	$52,628	$1,069,041
Acquisition of Vuforia	23,316	—	23,316
Acquisition of Kepware	77,081	—	77,081
Foreign currency translation adjustments	228	(6)	222
Balance, July 2, 2016 prior to reallocation	$1,117,038	$52,622	$1,169,660
	Solutions Group	IoT Group	Professional Services	Total
	(in thousands)
Balance, July 2, 2016 after reallocation	$1,050,013	$90,053	$29,594	$1,169,660
Foreign currency translation adjustments	137	12	4	153
Balance, September 30, 2016	$1,050,150	$90,065	$29,598	$1,169,813
Acquisition	2,847	—	—	2,847
Foreign currency translation adjustments	9,077	778	257	10,112
Balance, September 30, 2017	$1,062,074	$90,843	$29,855	$1,182,772

The aggregate amortization expense for intangible assets with finite lives recorded for the years ended September 30, 2017, 2016 and 2015 was reflected in our Consolidated Statements of Operations as follows:

	Year ended September 30,
	2017	2016	2015
	(in thousands)
Amortization of acquired intangible assets	$32,108	$33,198	$36,129
Cost of software revenue	26,621	24,604	19,402
Total amortization expense	$58,729	$57,802	$55,531
The estimated aggregate future amortization expense for intangible assets with finite lives remaining as of September 30, 2017 is $58.1 million for 2018, $50.8 million for 2019, $48.0 million for 2020, $42.5 million for 2021, $29.2 million for 2022 and $29.2 million thereafter.
G. Income Taxes
Our income (loss) before income taxes consisted of the following:

	Year ended September 30,
	2017	2016	2015
	(in thousands)
Domestic	$(140,150)	$(156,166)	$(110,867)
Foreign	138,744	88,974	137,392
Total income (loss) before income taxes	$(1,406)	$(67,192)	$26,525
Our (benefit) provision for income taxes consisted of the following:

	Year ended September 30,
	2017	2016	2015
	(in thousands)
Current:
Federal	$2,423	$2,417	$3,907
State	340	571	599
Foreign	17,881	28,467	23,823
	20,644	31,455	28,329
Deferred:
Federal	4,911	965	(20,809)
State	877	515	(566)
Foreign	(34,077)	(45,662)	(27,986)
	(28,289)	(44,182)	(49,361)
Total provision (benefit) for income taxes	$(7,645)	$(12,727)	$(21,032)

Taxes computed at the statutory federal income tax rates are reconciled to the provision (benefit) for income taxes as follows (in thousands):

	Year ended September 30,
	2017		2016		2015
Statutory federal income tax rate	$(492)	(35)%	$(23,517)	(35)%	$9,284	35%
Change in valuation allowance	17,334	1,233%	37,996	57%	16,718	63%
State income taxes, net of federal tax benefit	627	45%	(82)	—%	1,788	7%
Federal research and development credits	(2,182)	(155)%	(5,981)	(9)%	(2,097)	(8)%
Resolution of uncertain tax positions	(3,840)	(273)%	—	—%	(2,991)	(11)%
Foreign rate differences	(27,932)	(1,987)%	(27,513)	(41)%	(56,375)	(213)%
Foreign tax on U.S. provision	2,737	195%	1,987	3%	3,764	14%
U.S. permanent items	6,030	429%	2,886	4%	9,062	34%
Other, net	73	4%	1,497	2%	(185)	—%
Benefit for income taxes	$(7,645)	(544)%	$(12,727)	(19)%	$(21,032)	(79)%

In 2017 and 2016, our effective tax rate was materially impacted by our corporate structure in which our foreign taxes are at an effective tax rate lower than the U.S. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland. In 2017, 2016 and 2015, the foreign rate differential predominantly relates to these Irish earnings. Additionally, we have a full valuation allowance against deferred tax assets in the U.S., primarily related to net operating loss and tax credit carry forwards. As a result, we have not recorded a benefit related to ongoing U.S. losses. Our foreign rate differential in 2017, 2016 and 2015 includes the continuing rate benefit from a business realignment completed on September 30, 2014 in which intellectual property was transferred between two wholly-owned foreign subsidiaries. The realignment allows us to more efficiently manage the distribution of our products to European customers. In 2017 and 2016, this realignment resulted in a tax benefit of approximately $28 million in each year and a benefit of $24 million in 2015. In 2017 and 2016, the change in valuation allowance primarily relates to U.S. losses not benefitted, partially offset by the release of valuation allowances in foreign subsidiaries of $9.0 million and $3.1 million, respectively. Also, in 2017, we recorded a tax benefit of $3.5 million related to the release of a tax reserve upon completion of a favorable agreement with tax authorities in a foreign jurisdiction. In 2017 and 2016, we recorded foreign withholding taxes, an obligation of the U.S. parent, of $2.0 million, respectively. Additionally, in 2017 and 2016, our provision reflects a tax benefit related to U.S. research and development tax credits which were offset by corresponding provisions to increase our U.S. valuation allowance of $2.2 million and $6.0 million, respectively.
In 2015, U.S. permanent items include the tax effect of a $14.5 million expense related to a pending legal settlement. Other factors impacting the effective tax rate in 2015 include: the release of a valuation allowance totaling $18.7 million relating to the U.S. pension plan termination, foreign withholding taxes of $3.8 million, a tax benefit of $3.1 million relating to the reassessment of our reserve requirements and a benefit of $1.4 million in conjunction with the reorganization of our Atego U.S. subsidiaries. Additionally, our provision reflects a $2.1 million tax benefit related to a retroactive extension of the U.S. research and development tax credit enacted in the first quarter of 2015. This benefit was offset by a corresponding provision to increase our U.S. valuation allowance.
At September 30, 2017 and 2016, income taxes payable and income tax accruals recorded on the accompanying Consolidated Balance Sheets were $16.2 million ($5.7 million in accrued income taxes, $2.3 million in other current liabilities and $8.2 million in other liabilities) and $18.7 million ($6.3 million in accrued income taxes, $5.5 million in other current liabilities and $6.9 million in other liabilities), respectively. At September 30, 2017 and 2016, prepaid taxes recorded in prepaid expenses on the accompanying Consolidated Balance Sheets were $7.1 million and $9.9 million, respectively. We made net income tax payments of $35.4 million, $25.5 million and $30.1 million in 2017, 2016 and 2015, respectively.

The significant temporary differences that created deferred tax assets and liabilities are shown below:

	September 30,
	2017	2016
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$143,793	$100,033
Foreign tax credits	21,099	18,041
Capitalized research and development expense	13,044	22,504
Pension benefits	12,107	14,348
Deferred revenue	59,022	65,145
Stock-based compensation	25,360	19,846
Other reserves not currently deductible	16,905	25,993
Amortization of intangible assets	78,351	54,069
Other tax credits	42,652	41,381
Depreciation	3,095	3,002
Capital loss carryforward	33,535	8,019
Deferred interest	11,666	7,622
Other	15,849	14,778
Gross deferred tax assets	476,478	394,781
Valuation allowance	(279,683)	(235,503)
Total deferred tax assets	196,795	159,278
Deferred tax liabilities:
Acquired intangible assets not deductible	(70,570)	(78,663)
Pension prepayments	(2,093)	(542)
Deferred revenue	(6,214)	(2,039)
U.S taxes on unremitted foreign earnings	(11,440)	(67)
Other	(1,192)	(2,025)
Total deferred tax liabilities	(91,509)	(83,336)
Net deferred tax assets	$105,286	$75,942
We have concluded, based on the weight of available evidence, that a full valuation allowance continues to be required against our U.S. net deferred tax assets as they are not more likely than not to be realized in the future. We will continue to reassess our valuation allowance requirements each financial reporting period.
For U.S. tax return purposes, net operating loss (NOL) carryforwards and tax credits are generally available to be carried forward to future years, subject to certain limitations. At September 30, 2017, we had U.S. federal NOL carryforwards of $383.0 million that expire in 2018 to 2037. These include NOL carryforwards from acquisitions of $82.2 million. The utilization of these NOL carryforwards is limited as a result of the change in ownership rules under Internal Revenue Code Section 382. NOL's totaling $61.4 million relate to windfall tax benefits that have not been recognized. The deferred tax asset associated with this benefit will be recorded to retained earnings in the first quarter of 2018, as a result of the adoption of ASU 2016-09. This benefit will be offset in full by an increase to the valuation allowance. See Note B. Summary of Significant Accounting Policies.
As of September 30, 2017, we had Federal R&D credit carryforwards of $27.4 million, which expire beginning in 2021 and ending in 2037, and Massachusetts R&D credit carryforwards of $23.5 million, which expire beginning in 2018 and ending in 2032. We also had foreign tax credits of $20.8 million, which expire beginning in 2023 and ending in 2027. A full valuation allowance is recorded against these carryforwards. Federal R&D credits totaling $13.4 million relate to windfall tax benefits that have not been recorded as a deferred tax asset as of September 30, 2017. The deferred tax asset associated with this benefit will be recorded to retained earnings in the first quarter of 2018, as a result of the adoption of ASU 2016-09. This benefit will be offset in full by an increase to the valuation allowance. See Note B. Summary of Significant Accounting Policies.
We also have NOL carryforwards in non-U.S. jurisdictions totaling $90.2 million, the majority of which do not expire. We also have non-U.S. tax credit carryforwards of $5.4 million that expire beginning in 2029 and ending in 2035. Additionally, we have interest and amortization carryforwards of $93.3 million and $535.6 million, respectively in a foreign jurisdiction. There are limitations imposed on the utilization of such NOLs that could restrict the recognition of any tax benefits.
As of September 30, 2017, we have a valuation allowance of $239.3 million against net deferred tax assets in the U.S. and a valuation allowance of $40.4 million against net deferred tax assets in certain foreign jurisdictions. The valuation allowance recorded against net deferred tax assets of certain foreign jurisdictions is established primarily for our net operating loss carryforwards, the majority of which do not expire. However, there are limitations imposed on the utilization of such net operating losses that could restrict the recognition of any tax benefits.
The changes to the valuation allowance were primarily due to the following:

	Year ended September 30,
	2017	2016	2015
	(in millions)
Valuation allowance beginning of year	$235.5	$198.2	$177.5
Net release of valuation allowance (1)	(9.1)	(3.1)	(18.7)
Net increase/decrease in deferred tax assets with a full valuation allowance	53.3	39.8	39.4
Establish valuation allowance in foreign jurisdictions	—	0.6	—
Valuation allowance end of year	$279.7	$235.5	$198.2

(1)	In 2017 and 2016, this is attributable to the release in foreign jurisdictions. In 2015, this is attributable to a reduction in deferred tax assets associated with our U.S. pension plan.
Our policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of our income tax provision. In 2017, we reduced interest expense by $0.9 million and in 2016 and 2015, we recorded interest expense of $0.5 million and $0.1 million, respectively. In 2017, 2016 and 2015, we had no tax penalty expense in our income tax provision. As of September 30, 2017 and 2016, we had accrued $1.1 million and $2.0 million, respectively, of net estimated interest expense related to income tax accruals. We had no accrued tax penalties as of September 30, 2017, 2016 or 2015.

	Year ended September 30,
Unrecognized tax benefits	2017	2016	2015
	(in millions)
Unrecognized tax benefit beginning of year	$15.5	$14.1	$15.0
Tax positions related to current year:
Additions	0.9	1.0	1.3
Tax positions related to prior years:
Additions	1.0	0.4	0.8
Reductions	(1.6)	—	(3)
Settlements	(1.0)	—	—
Statute expirations	—	—	—
Unrecognized tax benefit end of year	$14.8	$15.5	$14.1
If all of our unrecognized tax benefits as of September 30, 2017 were to become recognizable in the future, we would record a benefit to the income tax provision of $14.8 million (which would be partially offset by an increase in the U.S. valuation allowance of $5.1 million). Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates. We believe it is reasonably possible that within the next 12 months the amount of unrecognized tax benefits related to the resolution of multi-jurisdictional tax positions could be reduced by up to $6 million as audits close and statutes of limitations expire.
In the fourth quarter of 2016, we received an assessment of approximately $12 million from the tax authorities in Korea related to a tax audit.  The assessment relates to various tax matters but primarily to foreign withholding taxes. We have appealed and will vigorously defend our positions. We believe that it is more likely than not that our positions will be sustained upon appeal. Accordingly, we have not recorded a tax reserve for this matter. We paid this assessment in the first quarter of 2017 and have recorded the amount in other assets, pending resolution of the appeal.
In the normal course of business, PTC and its subsidiaries are examined by various taxing authorities, including the IRS in the U.S. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. We are currently under audit by tax authorities in several jurisdictions. Audits by tax authorities typically involve examination of the deductibility of certain permanent items, transfer pricing, limitations on net operating losses and tax credits. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in material changes in our estimates. As of September 30, 2017, we remained subject to examination in the following major tax jurisdictions for the tax years indicated:

Major Tax Jurisdiction	Open Years
United States	2014 through 2017
Germany	2011 through 2017
France	2014 through 2017
Japan	2012 through 2017
Ireland	2013 through 2017
Additionally, net operating loss and tax credit carryforwards from certain earlier periods in these jurisdictions may be subject to examination to the extent they are utilized in later periods.
We incurred expenses related to stock-based compensation in 2017, 2016 and 2015 of $76.7 million, $66.0 million and $50.2 million, respectively. Accounting for the tax effects of stock-based awards requires that we establish a deferred tax asset as the compensation is recognized for financial reporting prior to recognizing the tax deductions. The tax benefit recognized in the Consolidated Statements of Operations related to stock-based compensation totaled $1.3 million, $0.7 million and $0.7 million in 2017, 2016 and 2015, respectively. Upon the settlement of the stock-based awards (i.e., exercise or vesting), the actual tax deduction is compared with the cumulative financial reporting compensation cost and any excess tax deduction is considered a windfall tax benefit and is tracked in a “windfall tax benefit pool” to offset any future tax deduction shortfalls and will be recorded as increases to APIC in the period when the tax deduction reduces income taxes payable. In 2017, 2016 and 2015, we recorded windfall tax benefits of $0.6 million, $0.1 million and $0.0 million to APIC, respectively. We follow the with-and-without approach for the direct effects of windfall tax deductions to determine the timing of the recognition of benefits for windfall tax deductions. We follow the direct method for indirect effects. As of September 30, 2017, the tax effect of windfall tax deductions which had not yet reduced taxes payable was $38.3 million. In the first quarter of 2018, the company will adopt ASU 2016-09. See Note B. Note B. Summary of Significant Accounting Policies.
We have not provided for U.S. income taxes or foreign withholding taxes on foreign unrepatriated earnings as it is our current intention to permanently reinvest these earnings outside the U.S. unless repatriation can be done with no significant tax cost, with the exception of a foreign holding company formed in 2014 and our Taiwan subsidiary. In 2017, we established a deferred tax liability of $11 million to provide for taxes on these unremitted earnings. This liability was offset by a corresponding release in valuation allowance. In 2016, we incurred U.S. tax expense of $12 million on the repatriation of the 2016 earnings of this foreign holding company. This expense was offset by a change in the valuation allowance. If we decide to repatriate any additional non-U.S. earnings in the future, we may be required to establish a deferred tax liability on such earnings. The cumulative basis difference associated with the undistributed earnings of our subsidiaries totaled approximately $882 million and $789 million as of September 30, 2017 and 2016, respectively. The amount of unrecognized deferred tax liability on the undistributed earnings cannot be practicably determined at this time.

H. Debt
As of September 30, 2017 and 2016, we had the following long-term borrowing obligations:

	September 30,
	2017	2016
	(in thousands)
6.000% Senior notes due 2024	$500,000	$500,000
Credit facility-revolver	218,125	258,125
Total debt	718,125	758,125
Unamortized debt issuance costs for the Senior notes (1)	(5,719)	(6,524)
Total debt, net of issuance costs (2)	$712,406	$751,601
(1) Unamortized debt issuance costs related to the credit facility were $2.0 million and $4.2 million as of September 30, 2017 and September 30, 2016, respectively, and were included in other assets.
(2) As of September 30, 2017 and 2016 all debt was included in long-term debt.
Senior Unsecured Notes
In May 2016, we issued $500 million in aggregate principal amount of 6.0% senior, unsecured long-term debt at par value, due in 2024. We used the net proceeds from the sale of the notes to repay a portion of our outstanding revolving loan under our current credit facility. Interest is payable semi-annually on November 15 and May 15. The debt indenture includes covenants that limit our ability to, among other things, incur additional debt, grant liens on our properties or capital stock, enter into sale and leaseback transactions or asset sales, and make capital distributions. We were in compliance with all of the covenants as of September 30, 2017.
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
As of September 30, 2017, the total estimated fair value of the Notes was approximately $538.7 million, which is based on quoted prices for the notes on that date.
Credit Agreement
In November 2015, we entered into a multi-currency credit facility with a syndicate of sixteen banks for which JPMorgan Chase Bank, N.A. acts as Administrative Agent. We use the credit facility for general corporate purposes, including acquisitions of businesses, share repurchases and working capital requirements. As of September 30, 2017, the fair value of our credit facility approximates its book value.
The credit facility initially consisted of a $1 billion revolving loan commitment, which was reduced to $900 million in June 2016 and further reduced to $600 million March 2017 pursuant to an amendment to the Credit Agreement. The March 2017 amendment also increased the maximum permissible leverage ratio, defined as consolidated total indebtedness to the consolidated trailing four quarters EBITDA, from 4.00 to 1.00 to 4.50 to 1.00. The loan commitment may be increased by an additional $500 million (in the form of revolving loans or term loans, or a combination thereof) if the existing or additional lenders are willing to make such increased commitments. The revolving loan commitment does not require amortization of principal and may be repaid in whole or in part prior to the scheduled maturity date at our option without penalty or premium. The credit facility matures on September 15, 2019, when all remaining amounts outstanding will be due and payable in full.
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
Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by PTC as described below. As of September 30, 2017, the annual rate for borrowing outstanding was 3.125%. Interest rates on borrowings outstanding under the credit facility range from 1.25% to 1.75% above an adjusted LIBO rate for Euro currency borrowings or would range from 0.25% to 0.75% above the defined base rate (the greater of the Prime Rate, the FRBYN rate plus 0.5%, or an adjusted LIBO rate plus 1%) for base rate borrowings, in each case based upon PTC’s total leverage ratio. Additionally, PTC may borrow certain foreign currencies at rates set in the same range above the respective London interbank offered interest rates for those currencies, based on PTC’s total leverage ratio. A quarterly commitment fee on the undrawn portion of the credit facility is required, ranging from 0.175% to 0.30% per annum, based upon PTC’s total leverage ratio.
The credit facility limits PTC’s and its subsidiaries’ ability to, among other things: incur liens or guarantee obligations; pay dividends (other than to PTC) and make other distributions; make investments and enter into joint ventures; dispose of assets; and engage in transactions with affiliates, except on an arms-length basis. Under the credit facility, PTC and its material domestic subsidiaries may not invest cash or property in, or loan to, PTC’s foreign subsidiaries in aggregate amounts exceeding $75 million for any purpose and an additional $200 million for acquisitions of businesses. In addition, under the credit facility, PTC and its subsidiaries must maintain the following financial ratios:

•	a total leverage ratio, defined as consolidated funded indebtedness to consolidated trailing four quarters EBITDA, not to exceed 4.50 to 1.00 as of the last day of any fiscal quarter;

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

As of September 30, 2017, our total leverage ratio was 2.82 to 1.00, our senior secured leverage ratio was 0.86 to 1.00 and our fixed charge coverage ratio was 5.96 to 1.00 and we were in compliance with all financial and operating covenants of the credit facility.
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
We incurred $6.9 million in financing costs in connection with the Senior Notes in 2016. These origination costs were recorded as deferred debt issuance costs when incurred and were being expensed over the remaining term of the obligations. In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30), the amended guidance requires that debt issuance costs be presented in the balance sheet as a direct reduction from the carrying amount of the related debt liability rather than as an asset. We adopted this new guidance in our first quarter ended December 31, 2016 and applied this guidance retrospectively. As a result, the debt issuance costs of $6.5 million previously included in other long-term assets on the Consolidated Balance Sheet as of September 30, 2016 have been reclassified.
In 2017, 2016 and 2015, we paid $38.9 million, $13.3 million and $10.1 million, respectively, of interest on our debt. The average interest rate on borrowings outstanding during 2017, 2016 and 2015 was approximately 4.9%, 3.0% and 1.7%, respectively.

I. Commitments and Contingencies
Leasing Arrangements
We lease office facilities under operating leases expiring at various dates through 2037. Certain leases require us to pay for taxes, insurance, maintenance and other operating expenses in addition to rent. Lease expense was $35.8 million, $37.2 million and $36.9 million in 2017, 2016 and 2015, respectively. At September 30, 2017, our future minimum lease payments under noncancelable operating leases are as follows:

Year ending September 30,	(in thousands)
2018	$39,261
2019	30,988
2020	25,941
2021	28,134
2022	24,018
Thereafter	212,234
Total minimum lease payments	$360,576
Amounts above include future minimum lease payments for our corporate headquarters facility located in Needham, Massachusetts. The lease for our headquarters facility was renewed in the first quarter of 2011 for an additional 10 years (through November 2022) with a ten-year renewal option through November 2032. Under the terms of the lease, we are paying approximately $7.4 million in annual base rent plus operating expenses. Utilities related to this lease are excluded from the above table due to variability year to year. These costs were approximately $1.5 million in 2017. The amended lease provides for $12.8 million in landlord funding for leasehold improvements which we completed in 2014. We capitalized these leasehold improvements and will amortize them to expense over the shorter of the lease term or their expected useful life. The $12.8 million of funding by the landlord is not included in the table above and reduces rent expense over the lease term.
On September 7, 2017, we entered into a lease agreement with SCD L2 Seaport Square LLC for approximately 250,000 square feet located at 121 Seaport Boulevard, Boston, Massachusetts. Upon completion of construction of the new facility, we expect to move our headquarters from Needham to Boston. The term of the lease is expected to run from January 1, 2019 through June 30, 2037, subject to adjustment based on the initial occupancy date. Base rent for the first year of the lease is $11.0 million and will increase by $1 per square foot leased per year thereafter ($0.3 million per year). Base rent, which first becomes payable on July 1, 2020, subject to adjustment based on the lease commencement date, is included in the operating lease obligations above. In addition to the base rent, PTC shall pay its pro rata portions of building operating costs and real estate taxes (together, “Additional Rent”). Additional rent, equal to approximately 63% of total building operating costs and real estate taxes, is estimated to be approximately $7.1 million for the first year we begin paying rent and is not included in the operating lease payments above. The lease provides for up to approximately $25 million in landlord funding for leasehold improvements ($100 per square foot). We capitalize leasehold improvements as the assets are placed in service and amortize them to expense over the shorter of the lease term or their expected useful life. The $25 million of funding by the landlord is not included in the table above and reduces rent expense over the lease term.
As of September 30, 2017 and 2016, we had letters of credit and bank guarantees outstanding of $4.3 million (of which $1.2 million was collateralized) and $4.2 million (of which $1.2 million was collateralized), respectively, primarily related to our corporate headquarters lease.
Legal and Regulatory Matters
Korean Tax Audit
In July 2016, we received an assessment from the tax authorities in Korea related to an ongoing tax audit of approximately $12 million. See Note G. Income Taxes for additional information.

Legal Proceedings
On March 7, 2016, a putative call action lawsuit captioned Matthew Crandall v. PTC Inc. et al., No. 1:16-cv-10471, was filed against us and certain of our current and former officers and directors in the U.S. District Court for the District of Massachusetts, ostensibly on behalf of purchasers of our stock during the period November 24, 2011 through July 29, 2015. The lawsuit, which sought unspecified damages, interest, attorneys' fees and costs, alleges (among other things) that, during that period, PTC's public disclosures concerning investigations by the U.S. Securities and Exchange Commission and the U.S. Department of Justice into U.S. Foreign Corrupt Practices Act matters in China (the "China Investigation") were false and/or misleading. The parties settled the lawsuit for an amount that is not material to our results of operations. The associated liability was accrued in our fiscal 2016 results and was paid into escrow in the third quarter of 2017. The settlement received final court approval on July 14, 2017 and all claims against PTC and the other defendants have been dismissed with prejudice.
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
Accruals
With respect to legal proceedings and claims, we record an accrual for a contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. For legal proceedings and claims for which the likelihood that a liability has been incurred is more than remote but less than probable, we estimate the range of possible outcomes. As of September 30, 2017 and 2016, we had a legal proceedings and claims accrual of $0.3 million and $3.6 million, respectively.
Accounts Receivable
Accounts receivable as of September 30, 2017 includes an amount invoiced under a multi-year contract for which the period of performance, and related revenue recognized, has spanned a number of years (with no revenue recognized since the first quarter of 2017). The invoiced amount is being disputed by the customer. If we are unable to recover amounts owed through a mutual business resolution, we intend to vigorously pursue collection of the full invoiced amount. If we are unsuccessful in collecting the full invoiced amount, there could be a write-down of accounts receivable and professional services revenue, which could range from $0 to $17.3 million.
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
Common Stock
Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors has periodically authorized the repurchase of shares of our common stock. On August 4, 2014, our Board of Directors authorized us to repurchase up to $600 million of our common stock through September 30, 2017.  On September 14, 2017, our Board of Directors authorized us to repurchase up to $500 million of our common stock after October 1, 2017 through September 30, 2020. We intend to use cash from operations and borrowings under our credit facility to make such repurchases.  In 2017, we repurchased 0.9 million shares at cost of $51.0 million. In 2016, we did not repurchase any shares. We repurchased 2.7 million shares at a cost of $64.9 million in 2015. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.
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
The fair value of restricted stock units granted in 2017, 2016 and 2015 was based on the fair market value of our stock on the date of grant. The weighted average fair value per share of restricted stock units granted in 2017, 2016 and 2015 was $51.27, $37.25 and $38.19, respectively. In 2017, the weighted average fair value per share of restricted stock was increased by $2.27 by the additional shares earned for the 2016 TSR grant upon measurement on the vest date in 2017. Pre-vesting forfeiture rates for purposes of determining stock-based compensation for 2017 and 2016 were estimated by us to be 0% for directors and executive officers, 6% to 8% for vice president-level employees and 11% for all other employees. Pre-vesting forfeiture rates for purposes of determining stock-based compensation for 2015 were estimated by us to be 0% for directors and executive officers, 2% to 4% for vice president-level employees and 7% for all other employees.
The following table shows total stock-based compensation expense recorded from our stock-based awards as reflected in our Consolidated Statements of Operations:

	Year ended September 30,
	2017	2016	2015
	(in thousands)
Cost of license subscription revenue	$1,379	$805	$521
Cost of support revenue	5,116	4,593	3,775
Cost of professional services revenue	6,116	5,393	5,871
Sales and marketing	15,373	14,659	14,189
Research and development	13,968	10,174	11,623
General and administrative	34,756	30,372	14,203
Total stock-based compensation expense	$76,708	$65,996	$50,182
Stock-based compensation expense in 2017 and 2016 includes $3.2 million and $0.4 million, respectively, related to our employee stock purchase plan (ESPP). The stock-based compensation expense in 2016 included $10 million of expense related to modifications of certain performance-based RSUs previously granted under our long-term incentive programs. The Compensation Committee of our Board of Directors amended these equity awards due to the impact of changes in our business model and strategy and foreign currency on our financial results.

As of September 30, 2017, total unrecognized compensation cost related to unvested restricted stock units expected to vest was approximately $84.5 million and the weighted average remaining recognition period for unvested awards was 17 months.
As of September 30, 2017, 3.7 million shares of common stock were available for grant under the 2000 Plan and 3.5 million shares of common stock were reserved for issuance upon the exercise of stock options and vesting of restricted stock units granted and outstanding.
Our ESPP, initiated in the fourth quarter of 2016, allows eligible employees to contribute up to 10% of their base salary, up to a maximum of $25,000 per year and subject to any other plan limitations, toward the purchase of our common stock at a discounted price. The purchase price of the shares on each purchase date is equal to 85% of the lower of the fair market value of our common stock on the first and last trading days of each offering period. The ESPP is qualified under Section 423 of the Internal Revenue Code. We estimate the fair value of each purchase right under the ESPP on the date of grant using the Black-Scholes option valuation model and use the straight-line attribution approach to record the expense over the six-month offering period.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value as of September 30, 2017
Restricted stock unit activity for the year ended September 30, 2017	(in thousands except grant date fair value data)
Balance of nonvested outstanding restricted stock units October 1, 2016	3,776	$37.30
Granted	1,946	$51.27
Vested	(1,586)	$36.05
Forfeited or not earned	(649)	$37.83
Balance of nonvested outstanding restricted stock units September 30, 2017	3,487	$45.57	$196,230

	Restricted Stock Units
Restricted stock unit grants	TSR Units (1)	Performance-based RSUs (2)	Service-based RSUs (3)
	(Number of Units in thousands)
Year ended September 30, 2017	358	325	1,263

(1)	The TSR units were granted to our executive officers pursuant to the terms described below.
(2) The performance-based RSUs were issued to employees, our executive officers, our directors and a consultant. Executive officers may earn up to one or, for our CEO, two times the number of time-based RSUs (up to a maximum of 325 thousand shares) if certain performance conditions are met. Of the service-based RSUs, approximately 108 thousand shares will vest in one installment on or about the anniversary of the date of grant. Approximately 217 thousand shares will vest in two substantially equal annual installments on or about the anniversary of the date of grant. All other service-based RSUs will vest in three substantially equal annual installments on or about the anniversary of the date of grant. The performance-based RSUs will vest in three substantially equal installments on the later of November 15, 2017, November 15, 2018 and November 15, 2019, or the date the Compensation Committee determines the extent to which the applicable performance criteria have been achieved.
(3) The service-based RSUs were granted to employees, our executive officers and our directors. All service-based RSUs will vest in three substantially equal annual installments on or about the anniversary of the date of grant.

In the first quarter of 2017, we granted the target performance-based TSR units ("target RSUs") shown in the table above to our executive officers. These RSUs are eligible to vest based upon our total shareholder return relative to a peer group (the “TSR units”), measured annually over a three-year period. The number of TSR units to vest over the three-year period will be determined based on the performance of PTC stock relative to the stock performance of an index of PTC peer companies established as of the grant date, as determined at the end of three measurement periods ending on September 30, 2017, 2018 and 2019, respectively. The shares earned for each period will vest on November 15 following each measurement period, up to a maximum of two times the number of target RSUs (up to a maximum of 499 thousand shares). No vesting will occur in a period unless an annual threshold requirement is achieved. The employee must remain employed by PTC through the applicable vest date for any RSUs to vest. If the return to PTC shareholders is negative but still meets or exceeds the peer group indexed return, a maximum of 100% of the target RSUs will vest for the measurement period. TSR units not earned in either of the first two measurement periods are eligible to be earned in the third measurement period.
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
Until July 2005, we generally granted stock options. For those options, the option exercise price was typically the fair market value at the date of grant, and they generally vested over four years and expired ten years from the date of grant. There were no options outstanding and exercisable at September 30, 2017 and 2016.

	Year ended September 30,
	2017	2016	2015
Value of stock option and stock-based award activity	(in thousands)
Total intrinsic value of stock options exercised	$—	$88	$182
Total fair value of restricted stock unit awards vested	$78,573	$63,655	$84,189
In 2017, shares issued upon vesting of restricted stock units were net of 0.5 million shares retained by us to cover employee tax withholdings of $26.7 million. In 2016, shares issued upon vesting of restricted stock units were net of 0.6 million shares retained by us to cover employee tax withholdings of $20.9 million. In 2015, shares issued upon vesting of restricted stock and restricted stock units were net of 0.8 million shares retained by us to cover employee tax withholdings of $29.2 million.
L. Employee Benefit Plan
We offer a savings plan to eligible U.S. employees. The plan is intended to qualify under Section 401(k) of the Internal Revenue Code. Participating employees may defer a portion of their pre-tax compensation, as defined, but not more than statutory limits. We contribute 50% of the amount contributed by the employee, up to a maximum of 3% of the employee’s earnings. Our matching contributions vest at a rate of 25% per year of service, with full vesting after 4 years of service. We made matching contributions of $5.6 million, $5.4 million, and $5.3 million in 2017, 2016 and 2015, respectively.
M. Pension Plans
We maintain several international defined benefit pension plans primarily covering certain employees of Computervision, which we acquired in 1998, CoCreate, which we acquired in 2008, and covering employees in Japan. Benefits are based upon length of service and average compensation with vesting after one to five years of service. The pension cost was actuarially computed using assumptions applicable to each subsidiary plan and economic environment. We adjust our pension liability related to our plans due to changes in actuarial assumptions and performance of plan investments, as shown below. Effective in 1998, benefits under one of the international plans were frozen indefinitely.

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
The following table presents the actuarial assumptions used in accounting for the pension plans:

	U.S. Plan			International Plans
	2017	2016	2015	2017	2016	2015
Weighted average assumptions used to determine benefit obligations at September 30 measurement date:
Discount rate	—%	—%	—%	1.8%	1.3%	2.2%
Rate of increase in future compensation	—%	—%	—%	2.8%	2.8%	3.0%
Weighted average assumptions used to determine net periodic pension cost for fiscal years ended September 30:
Discount rate	—%	—%	3.80%	1.3%	2.2%	2.4%
Rate of increase in future compensation	—%	—%	—%	2.8%	3.0%	3.0%
Rate of return on plan assets	—%	—%	1.35%	5.4%	5.7%	5.8%
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
As of September 30, 2017, for the international plans, the weighted long-term rate of return assumption is 5.42%. These rates of return, together with the assumptions used to determine the benefit obligations as of September 30, 2017 in the table above, will be used to determine our 2018 net periodic pension cost, which we expect to be approximately $0.8 million.
The actuarially computed components of net periodic pension cost recognized in our Consolidated Statements of Operations for each year are shown below:

	U.S. Plan			International Plans
	2017	2016	2015	2017	2016	2015
	(in thousands)
Interest cost of projected benefit obligation	$—	$—	$4,591	$815	$1,374	$1,828
Service cost	—	—	—	1,696	1,599	1,466
Expected return on plan assets	—	—	(1,364)	(3,327)	(3,305)	(3,364)
Amortization of prior service cost	—	—	—	(5)	(5)	(4)
Recognized actuarial loss	—	—	2,577	3,385	2,292	1,815
Settlement loss	—	—	66,332	—	—	—
Net periodic pension cost	$—	$—	$72,136	$2,564	$1,955	$1,741

The following tables display the change in benefit obligation and the change in the plan assets and funded status of the plans as well as the amounts recognized in our Consolidated Balance Sheets:

	International Plans
	Year ended September 30,
	2017	2016
	(in thousands)
Change in benefit obligation:
Projected benefit obligation—beginning of year	$92,695	$78,188
Service cost	1,696	1,599
Interest cost	815	1,374
Actuarial loss (gain)	(8,496)	10,556
Foreign exchange impact	2,379	2,431
Participant contributions	183	147
Benefits paid	(2,104)	(1,600)
Settlements	—	—
Projected benefit obligation—end of year	$87,168	$92,695
Change in plan assets and funded status:
Plan assets at fair value—beginning of year	$61,935	$57,961
Actual return on plan assets	6,261	1,742
Employer contributions	2,036	1,978
Participant contributions	183	147
Foreign exchange impact	2,183	1,707
Settlements	—	—
Benefits paid	(2,104)	(1,600)
Plan assets at fair value—end of year	70,494	61,935
Projected benefit obligation—end of year	87,168	92,695
Underfunded status	$(16,674)	$(30,760)
Accumulated benefit obligation—end of year	$84,298	$88,768
Amounts recognized in the balance sheet:
Non-current liability	$(16,674)	$(30,760)
Current liability	$—	$—
Amounts in accumulated other comprehensive loss:
Unrecognized actuarial loss	$24,738	$38,667

We expect to recognize approximately $2.1 million of the unrecognized actuarial loss as of September 30, 2017 as a component of net periodic pension cost in 2018.

The following table shows change in accumulated other comprehensive loss:

	International Plans
	Year ended September 30,
	2017	2016
	(in thousands)
Accumulated other comprehensive loss- beginning of year	$38,667	$28,339
Recognized during year - net actuarial (losses)	(3,380)	(2,288)
Occurring during year - settlement loss	—	—
Occurring during year - net actuarial losses (gains)	(11,430)	12,119
Foreign exchange impact	881	497
Accumulated other comprehensive loss- end of year	$24,738	$38,667
The following table shows the percentage of total plan assets for each major category of plan assets:

	International Plans
	September 30,
	2017	2016
Asset category:
Equity securities	23%	49%
Fixed income securities	57%	30%
Commodities	6%	4%
Insurance company	12%	16%
Cash	2%	1%
	100%	100%
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
In 2017, 2016 and 2015 our actual return on plan assets was $6.3 million, $1.7 million and $1.9 million, respectively.
Based on actuarial valuations and additional voluntary contributions, we contributed $2.0 million, $2.0 million, and $46.7 million in 2017, 2016 and 2015, respectively, to the plans.

As of September 30, 2017, benefit payments expected to be paid over the next ten years are outlined in the following table:

Future Benefit Payments
(in thousands)
Year ending September 30,
2018	$2,472
2019	2,627
2020	3,054
2021	3,315
2022	3,954
2023 to 2027	22,648
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

	September 30, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
International plan assets:
Fixed income securities:
Government	$29,445	$—	$—	$29,445
European corporate investment grade	10,675	—	—	10,675
European large capitalization stocks	16,164	—	—	16,164
Commodities	3,966	—	—	3,966
Insurance company funds (1)	—	8,714	—	8,714
Cash	1,530	—	—	1,530
	$61,780	$8,714	$—	$70,494

	September 30, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
International plan assets:
Fixed income securities:
Government	$8,518	$—	$—	$8,518
European corporate investment grade	10,218	—	—	10,218
European large capitalization stocks	30,615	—	—	30,615
Commodities	2,709	—		2,709
Insurance company funds (1)	—	9,578	—	9,578
Cash	297	—	—	297
	$52,357	$9,578	$—	$61,935

 (1) These investments are comprised primarily of funds invested with an insurance company in Japan with a guaranteed rate of return. The insurance company invests these assets primarily in government and corporate bonds.
N. Derivative Financial Instruments
As of September 30, 2017 and 2016, we had outstanding forward contracts for derivatives not designated as hedging instruments with notional amounts equivalent to the following:

	September 30,
Currency Hedged	2017	2016
	(in thousands)
Canadian/U.S. Dollar	$12,809	$14,685
Euro/U.S. Dollar	244,000	174,120
Israeli Sheqel/U.S. Dollar	8,820	7,271
Japanese Yen/Euro	17,694	32,782
Japanese Yen/U.S. Dollar	3,198	6,716
Swiss Franc / Euro	7,157	—
Swedish Krona / U.S. Dollar	4,627	3,852
Chinese Yuan offshore / Euro	10,423	—
Singapore Dollar / U.S. Dollar	1,186	1,448
All other	8,605	8,660
Total	$318,519	$249,534
The following table shows the effect of our non-designated hedges in the Consolidated Statements of Operations for the twelve months ended September 30, 2017 and 2016:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income	Net realized and unrealized gain or (loss) (excluding the underlying foreign currency exposure being hedged)
		Twelve months ended
		September 30, 2017	September 30, 2016	September 30, 2015
		(in thousands)
Forward Contracts	Interest income and other expense, net	$870	$(883)	$615
As of September 30, 2017 and 2016, we had outstanding forward contracts designated as cash flow hedges with notional amounts equivalent to the following:

Currency Hedged	September 30, 2017	September 30, 2016
	(in thousands)
Euro / U.S. Dollar	$64,831	$26,181
Japanese Yen / U.S. Dollar	22,675	8,800
SEK / U.S. Dollar	14,091	4,078
Total	$101,597	$39,059

We had no derivative instruments designated as cash flow hedges in the Consolidated Statements of Operations for the twelve months ended September 30, 2015. The following table shows the effect of our derivative instruments designated as cash flow hedges in the Consolidated Statements of Operations for the twelve months ended September 30, 2017 and 2016 (in thousands):

Derivatives Designated as Hedging Instruments	Gain or (Loss) Recognized in OCI-Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income-Effective Portion	Gain or (Loss) Reclassified from OCI into Income-Effective Portion		Location of Gain or (Loss) Recognized-Ineffective Portion	Gain or (Loss) Recognized-Ineffective Portion
	Twelve Months Ended			Twelve Months Ended			Twelve Months Ended
	September 30, 2017	September 30, 2016		September 30, 2017	September 30, 2016		September 30, 2017	September 30, 2016
Forward Contracts	$(866)	$(3,859)	Software Revenue	$(524)	$(2,436)	Other Income (Expense)	$(49)	$(24)

As of September 30, 2017, we estimated that approximately all values reported in accumulated other comprehensive income will be reclassified to income within the next twelve months.
In the event the underlying forecast transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge would be immediately reclassified to “Other Income (Expense)” on the Consolidated Statements of Operations. For the twelve months ended September 30, 2017, there were no such gains or losses.
The following table shows our derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheets:

	Fair Value of Derivatives Designated As Hedging Instruments		Fair Value of Derivatives Not Designated As Hedging Instruments
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(in thousands)		(in thousands)
Derivative assets (a):
Forward Contracts	$540	$44	$623	$216
Derivative liabilities (b):
Forward Contracts	$2,352	$1,477	$1,995	$1,693
(a) As of September 30, 2017, $1,128 thousand current derivative assets are recorded in other current assets, and $35 thousand long-term derivative assets are recorded in other assets in the Consolidated Balance Sheets. As of September 30, 2016, all derivative assets were recorded in other current assets in the Consolidated Balance Sheet.

(b) As of September 30, 2017, $4,329 thousand current derivative liabilities are recorded in accrued expenses and other current liabilities, and $18 thousand long term derivative liabilities are recorded in other liabilities in the Consolidated Balance Sheets. As of September 30, 2016, all derivative liabilities were recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

Offsetting Derivative Assets and Liabilities
We have entered into master netting arrangements which allow net settlements under certain conditions. Although netting is permitted, it is currently our policy and practice to record all derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets.

The following table sets forth the offsetting of derivative assets as of September 30, 2017:

	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
September 30, 2017	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Forward Contracts	$1,163	$—	$1,163	$(1,163)	$—	$—

The following table sets forth the offsetting of derivative liabilities as of September 30, 2017:

	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
September 30, 2017	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
Forward Contracts	$4,347	$—	$4,347	$(1,163)	$—	$3,184
Net gains and losses on foreign currency exposures, including realized and unrealized gains and losses on forward contracts, included in foreign currency net losses, were net losses of $5.7 million, $1.9 million and $2.7 million for 2017, 2016 and 2015, respectively. Net realized and unrealized gains and losses on forward contracts included in foreign currency net losses were a net loss of 1.8 million in 2017, a net loss of 0.5 million in 2016, and a net gain of 0.6 million in 2015.

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

	Year ended September 30,
	2017	2016	2015
	(in thousands)
Solutions Group
Revenue	$893,606	$871,225	$980,274
Direct costs	184,160	186,174	224,042
Profit	709,446	685,051	756,232

IoT Group
Revenue	93,710	72,371	49,249
Direct costs	96,535	83,747	28,998
Profit (loss)	(2,825)	(11,376)	20,251

Professional Services
Revenue	176,723	196,937	225,719
Direct costs	145,091	165,325	193,397
Profit	31,632	31,612	32,322

Total segment revenue	1,164,039	1,140,533	1,255,242
Total segment costs	425,786	435,246	446,437
Total segment profit	738,253	705,287	808,805

Other unallocated operating expenses (1)	689,413	666,028	723,780
Restructuring charges	7,942	76,273	43,409
Total operating income (loss)	40,898	(37,014)	41,616
Interest and other expense, net	42,304	30,178	15,091
Income (loss) before income taxes	$(1,406)	$(67,192)	$26,525

(1)
The Solutions Group segment includes depreciation of $5.4 million, $5.4 million and $5.6 million in 2017, 2016 and 2015, respectively. The IoT Group segment includes depreciation of $1.5 million, $1.6 million and $1.0 million in 2017, 2016 and 2015, respectively. The Professional Services segment includes depreciation of $1.8 million, $2.0 million and $2.2 million in 2017, 2016 and 2015, respectively. Unallocated departments include depreciation of $19.3 million, $19.7 million and $20.1 million in 2017, 2016 and 2015, respectively.

We report revenue by the following four product areas:

•	CAD: Creo® and Mathcad®.

•	PLM: PLM solutions (primarily Windchill®), Integrity™ and Atego®.

•	SLM: Arbortext® and Servigistics®.

•	IoT: ThingWorx®, Vuforia® and Kepware®.

	Year ended September 30,
	2017	2016	2015
	(in thousands)
CAD	$474,608	$462,307	$511,582
PLM	454,299	456,285	524,741
SLM	131,773	141,644	166,060
IoT	103,359	80,297	52,859
Total revenue	$1,164,039	$1,140,533	$1,255,242

Revenue and long-lived tangible assets for the geographic regions in which we operate is presented below.

	Year ended September 30,
	2017	2016	2015
	(in thousands)
Revenue:
Americas (1)	$500,879	$487,594	$530,311
Europe (2)	435,183	424,268	467,805
Asia-Pacific	227,977	228,671	257,126
Total revenue	$1,164,039	$1,140,533	$1,255,242

	September 30,
	2017	2016	2015
	(in thousands)
Long-lived tangible assets:
Americas (3)	$47,055	$48,281	$47,509
Europe	6,284	6,915	7,424
Asia-Pacific	10,261	11,917	10,229
Total long-lived tangible assets	$63,600	$67,113	$65,162

(1)	Includes revenue in the United States totaling $475.5 million, $463.1 million and $500.6 million for 2017, 2016 and 2015, respectively.

(2)	Includes revenue in Germany totaling $164.7 million, $167.2 million and $177.1 million for 2017, 2016 and 2015, respectively.

(3)	Substantially all of the Americas long-lived tangible assets are located in the United States.
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
P. Subsequent Events
Restricted Stock Unit Grants
In November 2017, we granted restricted stock units (RSUs) valued at approximately $65.5 million to employees, including $28.1 million target value of performance-based RSUs granted to our executives and $37.4 million of time-based RSUs granted to employees and executives.
The performance-based RSUs are eligible to vest based upon annual performance measures, measured over a three-year period that commenced on October 1, 2017. To the extent earned, these units will vest in three substantially equal installments on the later of November 15, 2018, 2019 and 2020, or the date the Compensation Committee determines the extent to which the applicable performance criteria have been achieved for each performance period. RSUs not earned for a period may be earned in the third period. The performance-based RSUs allow for upside based on 2018, 2019 and 2020 performance measures, and provide the opportunity to earn up to one time the number of performance-based RSUs (up to a maximum of 189,000 shares) if certain performance conditions are met.
The time-based RSUs will vest in three substantially equal annual installments on November 15, 2018, 2019 and 2020. The time-based RSUs allow for upside based on a 2018 performance measure. Executives have the opportunity to earn up to one or, for our CEO, two times the number of time-based RSUs (up to a maximum of 250,000 shares) if certain performance conditions are met.

Borrowings
In November 2017, we borrowed $50 million under our credit facility to fund working capital requirements, including 2017 year end incentive-based compensation accruals.

SELECTED CONSOLIDATED FINANCIAL DATA
You should read the following selected consolidated financial data in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report.
The Consolidated Statements of Operations data for the years ended September 30, 2017, 2016, and 2015 and the Consolidated Balance Sheets data as of September 30, 2017 and 2016 are derived from our audited consolidated financial statements appearing elsewhere in this Annual Report. The Consolidated Statements of Operations data for the years ended September 30, 2014 and 2013 and the Consolidated Balance Sheet data as of September 30, 2015, 2014 and 2013 are derived from our audited consolidated financial statements that are not included in this Annual Report. The historical results are not necessarily indicative of results in any future period.
FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA (1)
(in thousands, except per share data)

	2017	2016	2015	2014	2013
Revenue	$1,164,039	$1,140,533	$1,255,242	$1,356,967	$1,293,541
Gross margin	835,020	814,868	920,508	983,284	920,502
Operating income (loss) (2)	40,898	(37,014)	41,616	196,576	127,324
Net income (loss) (2) (3)	6,239	(54,465)	47,557	160,194	143,769
Earnings (loss) per share—Basic (2) (3)	0.05	(0.48)	0.41	1.36	1.20
Earnings (loss) per share—Diluted (2) (3)	0.05	(0.48)	0.41	1.34	1.19
Total assets	2,360,384	2,345,729	2,209,913	2,199,954	1,828,906
Working capital	(12,353)	(11,930)	87,419	105,500	151,603
Long-term liabilities	796,039	848,544	732,482	719,398	373,813
Stockholders’ equity	885,436	842,666	860,171	853,889	926,480
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(in thousands, except per share data)

	September 30, 2017	July 1, 2017	April 1, 2017	December 31 2016
Revenue	$306,379	$291,293	$280,040	$286,327
Gross margin	223,574	209,025	198,210	204,212
Operating income (loss) (2)	17,569	11,256	7,513	4,561
Net income (loss) (2) (3)	17,435	(951)	(1,104)	(9,141)
Earnings (loss) per share (2) (3):
Basic	$0.15	$(0.01)	$(0.01)	$(0.08)
Diluted	$0.15	$(0.01)	$(0.01)	$(0.08)
Common Stock prices: (4)
High	$59.29	$60.22	$56.73	$49.93
Low	$52.20	$51.00	$45.93	$43.10

A-1

	September 30, 2016	July 2, 2016	April 2, 2016	January 2, 2016
Revenue	$288,237	$288,652	$272,627	$291,017
Gross margin	205,381	206,182	192,436	210,870
Operating income (loss) (2)	(33,075)	7,596	1,758	(13,292)
Net income (loss) (2) (3)	(28,473)	3,073	(5,173)	(23,892)
Earnings (loss) per share (2) (3):
Basic	$(0.25)	$0.03	$(0.05)	$(0.21)
Diluted	$(0.25)	$0.03	$(0.05)	$(0.21)
Common Stock prices: (4)
High	$44.75	$39.44	$34.20	$37.09
Low	$36.57	$31.58	$27.06	$30.53

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