Form 10-Q
period 2017-12-30
PTC INC.
filed 2018-02-06
CIK 857005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2017
Commission File Number: 0-18059
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There were 116,284,430 shares of our common stock outstanding on February 2, 2018.

PTC Inc.
INDEX TO FORM 10-Q
For the Quarter Ended December 30, 2017

PART I—FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PTC Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	December 30, 2017	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$291,679	$280,003
Short term marketable securities	20,146	18,408
Accounts receivable, net of allowance for doubtful accounts of $838 and $1,062 at December 30, 2017 and September 30, 2017, respectively	131,059	152,299
Prepaid expenses	60,137	49,913
Other current assets	116,438	165,933
Total current assets	619,459	666,556
Property and equipment, net	61,219	63,600
Goodwill	1,184,521	1,182,772
Acquired intangible assets, net	243,467	257,908
Long term marketable securities	30,421	31,907
Deferred tax assets	129,886	123,166
Other assets	36,969	34,475
Total assets	$2,305,942	$2,360,384
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,651	$35,160
Accrued expenses and other current liabilities	64,902	80,761
Accrued compensation and benefits	71,366	110,957
Accrued income taxes	15,695	5,735
Deferred revenue	419,722	446,296
Total current liabilities	604,336	678,909
Long term debt	742,622	712,406
Deferred tax liabilities	5,601	17,880
Deferred revenue	11,772	12,611
Other liabilities	52,512	53,142
Total liabilities	1,416,843	1,474,948
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 116,126 and 115,333 shares issued and outstanding at December 30, 2017 and September 30, 2017, respectively	1,161	1,153
Additional paid-in capital	1,594,546	1,609,030
Accumulated deficit	(637,519)	(650,840)
Accumulated other comprehensive loss	(69,089)	(73,907)
Total stockholders’ equity	889,099	885,436
Total liabilities and stockholders’ equity	$2,305,942	$2,360,384

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended
	December 30, 2017	December 31, 2016
Revenue:
Subscription	$100,008	$54,362
Support	131,197	151,478
Total recurring revenue	231,205	205,840
Perpetual license	33,985	34,379
Total subscription, support and license revenue	265,190	240,219
Professional services	41,454	46,108
Total revenue	306,644	286,327
Cost of revenue:
Cost of license and subscription revenue	24,376	20,130
Cost of support revenue	22,200	22,817
Total cost of software revenue	46,576	42,947
Cost of professional services revenue	36,382	39,168
Total cost of revenue	82,958	82,115
Gross margin	223,686	204,212
Operating expenses:
Sales and marketing	99,315	90,690
Research and development	63,969	57,914
General and administrative	35,004	36,695
Amortization of acquired intangible assets	7,821	8,067
Restructuring charges	105	6,285
Total operating expenses	206,214	199,651
Operating income	17,472	4,561
Interest expense	(10,047)	(10,315)
Interest income and other expense, net	(954)	(749)
Income (loss) before income taxes	6,471	(6,503)
Provision (benefit) for income taxes	(7,406)	2,638
Net income (loss)	$13,877	$(9,141)
Earnings (loss) per share—Basic	$0.12	$(0.08)
Earnings (loss) per share—Diluted	$0.12	$(0.08)
Weighted average shares outstanding—Basic	115,731	115,290
Weighted average shares outstanding—Diluted	117,656	115,290

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three months ended
	December 30, 2017	December 31, 2016
Net income (loss)	$13,877	$(9,141)
Other comprehensive income (loss), net of tax:
Unrealized hedge gain (loss) arising during the period, net of tax of $0.1 million and $0.4 million in the first quarter of 2018 and 2017, respectively	(913)	3,037
Net hedge (gain) loss reclassified into earnings, net of tax of $0.1 million and $0.1 million in the first quarter of 2018 and 2017, respectively	573	(356)
Unrealized gain (loss) on hedging instruments	(340)	2,681
Foreign currency translation adjustment, net of tax of $0 for each period	5,229	(18,652)
Unrealized loss on marketable securities, net of tax of $0 for each period	(179)	(139)
Amortization of net actuarial pension loss included in net income, net of tax of $0.2 million and $0.2 million in the first quarter of 2018 and 2017, respectively	371	516
Change in unamortized pension loss during the period related to changes in foreign currency	(263)	1,690
Other comprehensive income (loss)	4,818	(13,904)
Comprehensive income (loss)	$18,695	$(23,045)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	December 30, 2017	December 31, 2016
Cash flows from operating activities:
Net income (loss)	$13,877	$(9,141)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	21,046	21,454
Stock-based compensation	18,331	17,988
Non-cash portion of restructuring charges	—	260
Other non-cash items, net	361	330
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	21,603	21,184
Accounts payable and accrued expenses	(12,885)	232
Accrued compensation and benefits	(40,172)	(53,840)
Deferred revenue	22,055	(11,726)
Accrued income taxes	(14,272)	(6,096)
Other current assets and prepaid expenses	(8,963)	(15,229)
Other noncurrent assets and liabilities	4,146	(13,292)
Net cash provided (used) by operating activities	25,127	(47,876)
Cash flows from investing activities:
Additions to property and equipment	(6,377)	(7,100)
Purchase of software	(2,500)	—
Purchases of short- and long-term marketable securities	(4,248)	—
Proceeds from maturities of short- and long-term marketable securities	3,740	—
Proceeds from sales of investments	—	1,502
Net cash used in investing activities	(9,385)	(5,598)
Cash flows from financing activities:
Borrowings under credit facility and senior notes	50,000	60,000
Repayments of borrowings under credit facility	(20,000)	(80,000)
Contingent consideration	(3,176)	(2,711)
Payments of withholding taxes in connection with vesting of stock-based awards	(33,488)	(18,623)
Net cash used in financing activities	(6,664)	(41,334)
Effect of exchange rate changes on cash and cash equivalents	2,598	(9,760)
Net increase (decrease) in cash and cash equivalents	11,676	(104,568)
Cash and cash equivalents, beginning of period	280,003	277,935
Cash and cash equivalents, end of period	$291,679	$173,367

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
General
The accompanying unaudited condensed consolidated financial statements include the accounts of PTC Inc. and its wholly owned subsidiaries and have been prepared by management in accordance with accounting principles generally accepted in the United States of America and in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. While we believe that the disclosures presented are adequate in order to make the information not misleading, these unaudited quarterly financial statements should be read in conjunction with our annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair statement of our financial position, results of operations and cash flows at the dates and for the periods indicated. Unless otherwise indicated, all references to a year mean our fiscal year, which ends on September 30. The September 30, 2017 Consolidated Balance Sheet included herein is derived from our audited consolidated financial statements.
Our fiscal year ends on September 30. Our fiscal quarters end on a Saturday following a thirteen week calendar, and may result in different quarter end dates year to year. The first quarter of 2018 ended on December 30, 2017 and the first quarter of 2017 ended on December 31, 2016. The results of operations for the three months ended December 30, 2017 are not necessarily indicative of the results expected for the remainder of the fiscal year.
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
Effective the beginning of fiscal 2018, in accordance with the adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, excess tax benefits are now classified as an operating activity on the statement of cash flows rather than as a financing activity. The prior period excess tax benefits have been reclassified for comparability.
Segments
Through fiscal 2017, we had three operating and reportable segments: (1) the Solutions Group, which included license, subscription, support and cloud services revenue for our core CAD, SLM and ePLM products; (2) the IoT Group, which included license, subscription, support and cloud services revenue for our IoT, analytics and augmented reality solutions; and (3) Professional Services, which included consulting, implementation and training revenue.
With a change in our organizational structure to streamline our operations, we merged our Solution Group segment with our IoT Group segment and revised the information that our chief executive officer, who is also our chief operating decision maker ("CODM"), regularly reviews for purposes of allocating resources and assessing performance. As a result, effective with the beginning of the first quarter of 2018, we are changing our operating and reportable segments from three to two: (1) Software Products, which includes license, subscription and related support revenue (including updates and technical support) for all our products; and (2) Professional Services, which includes consulting, implementation and training services.

Revenue and operating income in Note 10. Segment Information have been reclassified to conform to the current period presentation.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Stock Compensation
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. We have elected to adopt these amendments beginning in the first quarter of 2018.
Starting this quarter, stock-based compensation excess tax benefits or deficiencies are reflected in the Consolidated Statements of Operations as a component of the provision for income taxes when the awards vest or are settled, whereas they previously were recognized in equity. Upon adoption, under the modified retrospective transition method, we recognized the previously unrecognized excess tax benefits of $37.0 million as increases in deferred tax assets for tax loss carryovers and tax credits, almost all of which were offset by a valuation allowance.
The standard also increases the amount of shares an employer can withhold for tax purposes without triggering liability accounting and clarifies that all cash payments made on an employee's behalf for withheld shares should be presented as a financing activity in the statements of cash flows, which is consistent with our historical classification. The new standard for minimum statutory withholding tax requirements had no impact to opening retained earnings as of October 1, 2017 as we do not intend to withhold more than the minimum statutory requirements.
Additionally, on our Consolidated Statements of Cash Flows excess tax benefits from stock-based awards will no longer be separately classified as a financing activity apart from other income tax, and will be presented as an operating activity. As a result of the adoption of ASU 2016-09, the Consolidated Statement of Cash Flows for the three months ended December 31, 2016 was adjusted as follows: a $0.1 million increase to net cash used by operating activities and a $0.1 million decrease to net cash used in financing activities.
Finally, we have elected to account for forfeitures as they occur, rather than estimate expected forfeitures, which resulted in a cumulative effect adjustment of $0.7 million to reduce retained earnings as of October 1, 2017.
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
While we are continuing to assess the impact of the new standard, we currently believe the most significant impact relates to accounting for our subscription arrangements that include term-based on-premise software licenses bundled with support. Under current GAAP, the revenue attributable to these subscription licenses is recognized ratably over the term of the arrangement because VSOE does not exist for the undelivered support element as it is not sold separately. Under the new standard, the requirement to have VSOE for undelivered elements to enable the separation of revenue for the delivered software licenses is eliminated. Accordingly, under the new standard we will be required to recognize as revenue a portion of the subscription fee upon delivery of the software license. We currently expect revenue related to our perpetual licenses and related support contracts, professional services and cloud offerings to remain substantially unchanged. Due to the complexity of certain of our contracts, the actual revenue recognition treatment required under the new standard may be dependent on contract-specific terms and, therefore, may vary in some instances.
Upon implementation of the new standard in fiscal 2019, we expect to make prospective revisions to contract terms with our customers that will result in shortening the initial, non-cancellable term of our multi-year subscriptions to one year for contracts entered into or renewed after October 1, 2018. This change will result in annual contractual periods for the majority of our software subscriptions, the license portion of which will be recognized at the beginning of each annual contract period upon delivery of the licenses and the support portion of which will be recognized ratably over the one year contractual period. As a result, we anticipate one year of subscription revenue will be recognized for each contract each year; however, more of the revenue will be recognized in the quarter that the contract period begins and less will be recognized in the subsequent three quarters of the contract than under the current accounting rules.
Under the modified retrospective method, we will evaluate each contract that is ongoing on the adoption date as if that contract had been accounted for under ASU 2014-09 from contract inception. Some license revenue related to subscription arrangements that would have been recognized in future periods under current GAAP will be recast under ASU 2014-09 as if the revenue had been recognized in prior periods. Under this transition method, we will not adjust historical reported revenue amounts. Instead, the revenue that would have been recognized under this method prior to the adoption date will be an adjustment to retained earnings and will not be recognized as revenue in future periods as previously planned. Because we expect that license revenue associated with subscription contracts will be recognized up front instead of over time under ASU 2014-09, we expect some portion of our deferred revenue to be adjusted to retained earnings upon adoption, which could be a material amount. During the first year of adoption, we will disclose the amount of this retained earnings adjustment and intend to provide supplemental disclosure of how this revenue would have been recognized under the current rules.
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
2. Deferred Revenue and Related Customer Receivables
Deferred Revenue
Deferred revenue primarily relates to software agreements billed to customers for which the subscription and support services have not yet been provided. The liability associated with performing these subscription and support services is included in deferred revenue and, if not yet paid, the related customer receivable is included in prepaid expenses and other current assets. Billed but uncollected support and subscription-related amounts included in other current assets at December 30, 2017 and September 30, 2017 were $110.0 million and $160.9 million, respectively.
3. Restructuring Charges
In fiscal 2016, we initiated a plan to restructure our workforce and consolidate select facilities in order to reduce our cost structure and to realign our investments with what we believe to be our higher growth opportunities. The actions resulted in total restructuring charges of $85.5 million, primarily associated with termination benefits associated with approximately 800 employees. This restructuring plan is substantially complete.
The following table summarizes restructuring accrual activity for the three months ended December 30, 2017:

	Employee severance and related benefits	Facility closures and related costs	Total
	(in thousands)
October 1, 2017	$1,736	$4,508	$6,244
Charge to operations, net	(212)	317	105
Cash disbursements	(198)	(537)	(735)
Foreign exchange impact	17	(18)	(1)
Accrual, December 30, 2017	$1,343	$4,270	$5,613

The following table summarizes restructuring accrual activity for the three months ended December 31, 2016:

	Employee severance and related benefits	Facility closures and related costs	Total
	(in thousands)
October 1, 2016	$35,177	$1,431	$36,608
Charges to operations, net	2,399	3,886	6,285
Cash disbursements	(15,537)	(278)	(15,815)
Other non-cash charges	—	(260)	(260)
Foreign exchange impact	(1,143)	(26)	(1,169)
Accrual, December 31, 2016	$20,896	$4,753	$25,649
Of the accrual for facility closures and related costs, as of December 30, 2017 $2.2 million is included in accrued expenses and other current liabilities and $2.1 million is included in other liabilities in the Consolidated Balance Sheets. The accrual for facility closures is net of assumed sublease income of $3.7 million. The accrual for employee severance and related benefits is included in accrued compensation and benefits in the Consolidated Balance Sheets.
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
Beginning in the first quarter of 2018, we account for forfeitures as they occur, rather than estimate expected forfeitures.
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

Restricted stock unit activity for the three months ended December 30, 2017	Shares	Weighted Average Grant Date Fair Value (Per Share)
	(in thousands)
Balance of outstanding restricted stock units October 1, 2017	3,487	$45.57
Granted (1)	1,281	$61.88
Vested	(1,316)	$44.30
Forfeited or not earned	(270)	$48.10
Balance of outstanding restricted stock units December 30, 2017	3,182	$52.45
 _________________
(1) Restricted stock granted includes 184,000 shares from prior period TSR awards that were earned upon achievement of the performance criteria and vested in November 2018.

	Restricted Stock Units
Grant Period	Performance-based RSUs (1)	Service-based RSUs (2)
	(Number of Units in thousands)
First three months of 2018	461	636
_________________

(1)
Substantially all the performance-based RSUs were granted to our executive officers. Approximately 189,000 shares are eligible to vest based upon annual performance measures, measured over a three-year period. RSUs not earned for a period may be earned in the third period. An additional 250,000 shares are eligible to vest based upon a 2018 performance measure. To the extent earned, those performance-based RSUs will vest in three substantially equal installments on November 15, 2018, November 15, 2019 and November 15, 2020, or the date the Compensation Committee determines the extent to which the applicable performance criteria have been achieved for each performance period.

(2)
The service-based RSUs were granted to employees, our executive officers and our directors. All service-based RSUs will vest in three substantially equal annual installments on or about the anniversary of the date of grant.

Compensation expense recorded for our stock-based awards was classified in our Consolidated Statements of Operations as follows:

	Three months ended
	December 30, 2017	December 31, 2016
	(in thousands)
Cost of license and subscription revenue	$413	$293
Cost of support revenue	808	1,144
Cost of professional services revenue	1,706	1,457
Sales and marketing	4,879	3,621
Research and development	2,960	2,997
General and administrative	7,565	8,476
Total stock-based compensation expense	$18,331	$17,988

Stock-based compensation expense in the first quarter of 2018 and 2017 includes $1.1 million and $0.6 million, respectively, related to the ESPP.
5. Earnings per Share (EPS) and Common Stock
EPS
Basic EPS is calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding RSUs using the treasury stock method. The calculation of the dilutive effect of outstanding equity awards under the treasury stock method includes consideration of unrecognized compensation expense as additional proceeds.

	Three months ended
Calculation of Basic and Diluted EPS	December 30, 2017	December 31, 2016
	(in thousands, except per share data)
Net income (loss)	$13,877	$(9,141)
Weighted average shares outstanding—Basic	115,731	115,290
Dilutive effect of restricted stock units	1,925	—
Weighted average shares outstanding—Diluted	117,656	115,290
Earnings (loss) per share—Basic	$0.12	$(0.08)
Earnings (loss) per share—Diluted	$0.12	$(0.08)

Total antidilutive shares were 0.3 million and 1.8 million for the three months ended December 30, 2017 and December 31, 2016, respectively. For the three months ended December 31, 2016 the diluted net loss per share is the same as the basic net loss per share as the effects of all of our potential common stock equivalents are antidilutive.
Common Stock Repurchases
Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors periodically authorizes the repurchase of shares of our common stock. Our Board of Directors has authorized us to repurchase up to $500 million of our common stock from October 1, 2017 through September 30, 2020.  We did not repurchase any shares in the first quarter of either 2018 or 2017. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.
6. Goodwill and Intangible Assets
Through the fourth quarter of 2017, we had three operating and reportable segments: (1) Solutions Group, (2) IoT Group and (3) Professional Services. Effective with the beginning of the first quarter of 2018, we changed our operating and reportable segments from three to two: (1) Software Products and (2) Professional Services. We assess goodwill for impairment at the reporting unit level. Our reporting units are determined based on the components of our operating segments that constitute a business for which discrete financial information is available and for which operating results are regularly reviewed by segment management. Our reporting units are the same as our operating segments.
As of December 30, 2017, goodwill and acquired intangible assets in the aggregate attributable to our Software Products segment was $1,397.4 million and our Professional Services segment was $30.6 million. As of September 30, 2017, goodwill and acquired intangible assets in the aggregate attributable to our Software Products segment was $1,410.0 million and our Professional Services segment was $30.6 million. Acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We evaluate goodwill for impairment in the third quarter of our fiscal year, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting segment below its carrying value. Factors that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period and a reduction of our market capitalization relative to net book value. We completed our annual goodwill impairment review as of July 1, 2017 and we also completed a qualitative assessment of our goodwill by reporting unit prior to the change in our segments described above and concluded that no impairment charge was required as of those dates.
Goodwill and acquired intangible assets consisted of the following:

	December 30, 2017			September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Goodwill (not amortized)			$1,184,521			$1,182,772
Intangible assets with finite lives (amortized) (1):
Purchased software	$363,736	$235,835	$127,901	$362,955	$228,377	$134,578
Capitalized software	22,877	22,877	—	22,877	22,877	—
Customer lists and relationships	360,889	250,103	110,786	359,932	241,554	118,378
Trademarks and trade names	19,175	14,395	4,780	19,138	14,186	4,952
Other	4,054	4,054	—	4,030	4,030	—
	$770,731	$527,264	$243,467	$768,932	$511,024	$257,908
Total goodwill and acquired intangible assets			$1,427,988			$1,440,680
(1) The weighted-average useful lives of purchased software, customer lists and relationships, and trademarks and trade names with a remaining net book value are 9 years, 10 years, and 10 years, respectively.
Goodwill
Changes in goodwill presented by reportable segments were as follows:

	Software Products	Professional Services	Total
	(in thousands)
Balance, October 1, 2017	$1,152,917	$29,855	$1,182,772
Foreign currency translation adjustment	1,705	44	1,749
Balance, December 30, 2017	$1,154,622	$29,899	$1,184,521
Amortization of Intangible Assets
The aggregate amortization expense for intangible assets with finite lives was classified in our Consolidated Statements of Operations as follows:

	Three months ended
	December 30, 2017	December 31, 2016
	(in thousands)
Amortization of acquired intangible assets	$7,821	$8,067
Cost of license and subscription revenue	6,675	6,388
Total amortization expense	$14,496	$14,455
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
Our significant financial assets and liabilities measured at fair value on a recurring basis as of December 30, 2017 and September 30, 2017 were as follows:

	December 30, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Cash equivalents	$74,705	$—	$—	$74,705
Marketable securities
Certificates of deposit	—	220	—	220
Corporate notes/bonds	47,957	—	—	47,957
U.S. government agency securities	—	2,390	—	2,390
Forward contracts	—	2,694	—	2,694
	$122,662	$5,304	$—	$127,966
Financial liabilities:
Contingent consideration related to acquisitions	$—	$—	$4,643	$4,643
Forward contracts	—	4,333	—	4,333
	$—	$4,333	$4,643	$8,976

	September 30, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Cash equivalents	$49,845	$—	$—	$49,845
Marketable securities
Certificates of deposit	—	240	—	240
Corporate notes/bonds	47,673	—	—	47,673
U.S. government agency securities	—	2,402	—	2,402
Forward contracts	—	1,163	—	1,163
	$97,518	$3,805	$—	$101,323
Financial liabilities:
Contingent consideration related to acquisitions	$—	$—	$8,400	$8,400
Forward contracts	—	4,347	—	4,347
	$—	$4,347	$8,400	$12,747

Changes in the fair value of Level 3 contingent consideration liability associated with our acquisitions of ColdLight and Kepware were as follows:

Contingent Consideration
(in thousands)
Kepware
Balance, October 1, 2017	$8,400
Payment of contingent consideration	(3,757)
Balance, December 30, 2017	$4,643

	Contingent Consideration
	(in thousands)
	ColdLight	Kepware	Total
Balance, October 1, 2016	$2,500	$17,070	$19,570
Change in present value of contingent consideration	—	74	74
Payment of contingent consideration	(1,250)	(1,800)	(3,050)
Balance, December 31, 2016	$1,250	$15,344	$16,594
 In the Consolidated Balance Sheet as of December 30, 2017, $4.6 million of the contingent consideration liability is included in accrued expenses and other current liabilities.
Of the $3.8 million payments in the first three months of 2018, $3.2 million represents the fair value of the liabilities recorded at the acquisition date and is included in financing activities in the Consolidated Statements of Cash Flows. Of the $3.1 million payments in the first three months of 2017, $2.7 million represents the fair value of the liabilities recorded at the acquisition date and is included in financing activities in the Consolidated Statements of Cash Flows.
8. Marketable Securities
The amortized cost and fair value of marketable securities as of December 30, 2017 and September 30, 2017 were as follows:

	December 30, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Certificates of deposit	$221	$—	$(1)	$220
Corporate notes/bonds	48,268	—	(311)	47,957
US government agency securities	2,401	—	(11)	2,390
	$50,890	$—	$(323)	$50,567

	September 30, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Certificates of deposit	$240	$—	$—	$240
Corporate notes/bonds	47,811	2	(140)	47,673
US government agency securities	2,407	—	(5)	2,402
	$50,458	$2	$(145)	$50,315
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
We review our investments to identify and evaluate investments that have an indication of possible impairment. We concluded that, at December 30, 2017, the unrealized losses were temporary. The following tables summarize the fair value and gross unrealized losses aggregated by category and the length of time that individual securities have been in a continuous unrealized loss position as of December 30, 2017 and September 30, 2017.

	December 30, 2017
	Less than twelve months		Greater than twelve months		Total
	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss
	(in thousands)
Certificates of deposit	$220	$(1)	$—	$—	$220	$(1)
Corporate notes/bonds	22,673	(183)	25,284	(128)	47,957	(311)
US government agency securities	—	—	2,390	(11)	2,390	(11)
	$22,893	$(184)	$27,674	$(139)	$50,567	$(323)

	September 30, 2017
	Less than twelve months		Greater than twelve months		Total
	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss
	(in thousands)
Certificates of deposit	$240	$—	$—	$—	$240	$—
Corporate notes/bonds	15,254	(43)	28,885	(97)	44,139	(140)
US government agency securities	—	—	2,402	(5)	2,402	(5)
	$15,494	$(43)	$31,287	$(102)	$46,781	$(145)

The following table presents our available-for-sale marketable securities by contractual maturity date as of December 30, 2017 and September 30, 2017.

	December 30, 2017		September 30, 2017
	Amortized cost	Fair value	Amortized cost	Fair value
	(in thousands)		(in thousands)
Due in one year or less	$20,025	$19,962	$18,274	$18,244
Due after one year through three years	30,865	30,605	32,184	32,071
	$50,890	$50,567	$50,458	$50,315
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
As of December 30, 2017 and September 30, 2017, we had outstanding forward contracts with notional amounts equivalent to the following:

Currency Hedged	December 30, 2017	September 30, 2017
	(in thousands)
Canadian / U.S. Dollar	$7,687	$12,809
Swiss Franc / Euro	—	7,157
Chinese Yuan offshore / Euro	—	10,423
Euro / U.S. Dollar	239,592	244,000
Japanese Yen / Euro	17,898	17,694
Israeli Shekel / U.S. Dollar	7,346	8,820
Japanese Yen / U.S. Dollar	3,438	3,198
Swedish Krona / U.S. Dollar	6,650	4,627
Singapore Dollar / U.S. Dollar	1,696	1,186
All other	10,338	8,605
Total	$294,645	$318,519
The following table shows the effect of our non-designated hedges in the Consolidated Statements of Operations for the three months ended December 30, 2017 and December 31, 2016:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income	Net realized and unrealized gain or (loss) (excluding the underlying foreign currency exposure being hedged)
		Three months ended
		December 30, 2017	December 31, 2016
		(in thousands)
Forward Contracts	Interest income and other expense, net	$587	$(8,329)
In the three months ended December 30, 2017 and December 31, 2016, foreign currency losses, net were $1.5 million and $1.5 million , respectively.
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
As of December 30, 2017 and September 30, 2017, we had outstanding forward contracts designated as cash flow hedges with notional amounts equivalent to the following:

Currency Hedged	December 30, 2017	September 30, 2017
	(in thousands)
Euro / U.S. Dollar	$77,676	$64,831
Japanese Yen / U.S. Dollar	21,255	22,675
SEK / U.S. Dollar	16,015	14,091
Total	$114,946	$101,597
The following table shows the effect of our derivative instruments designated as cash flow hedges in the Consolidated Statements of Operations for the three months ended December 30, 2017 and December 31, 2016 (in thousands):

Derivatives Designated as Hedging Instruments	Gain or (Loss) Recognized in OCI-Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income-Effective Portion	Gain or (Loss) Reclassified from OCI into Income-Effective Portion		Location of Gain or (Loss) Recognized-Ineffective Portion	Gain or (Loss) Recognized-Ineffective Portion
	Three months ended			Three months ended			Three months ended
	December 30, 2017	December 31, 2016		December 30, 2017	December 31, 2016		December 30, 2017	December 31, 2016
Forward Contracts	$(1,044)	$3,471	Subscription, support and license revenue	$(655)	$407	Interest income and other expense, net	$(19)	$10

As of December 30, 2017, we estimated that all amounts reported in accumulated other comprehensive income will be reclassified to income within the next twelve months.
In the event that an underlying forecast transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge would be immediately reclassified to interest income and other expense, net on the Consolidated Statements of Operations. For the three months ended December 30, 2017 and December 31, 2016, there were no such gains or losses.
The following table shows our derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheets:

	Fair Value of Derivatives Designated As Hedging Instruments		Fair Value of Derivatives Not Designated As Hedging Instruments
	December 30, 2017	September 30, 2017	December 30, 2017	September 30, 2017
	(in thousands)		(in thousands)
Derivative assets (1):
Forward Contracts	$498	$540	$2,196	$623
Derivative liabilities (2):
Forward Contracts	$2,709	$2,352	$1,624	$1,995
(1) As of December 30, 2017, $2,689 thousand current derivative assets are recorded in other current assets, and $5 thousand long-term derivative assets are recorded in other assets in the Consolidated Balance Sheets. As of September 30, 2017, $1,128 thousand current derivative assets are recorded in other current assets, and $35 thousand long-term derivative assets are recorded in other assets in the Consolidated Balance Sheets.

(2) As of December 30, 2017, $4,250 thousand current derivative liabilities are recorded in accrued expenses and other current liabilities, and $83 thousand long term derivative liabilities are recorded in other liabilities in the Consolidated Balance Sheets. As of September 30, 2017, $4,329 thousand current derivative liabilities are recorded in accrued expenses and other current liabilities, and $18 thousand long term derivative liabilities are recorded in other liabilities in the Consolidated Balance Sheets.

Offsetting Derivative Assets and Liabilities
We have entered into master netting arrangements that allow net settlements under certain conditions. Although netting is permitted, it is currently our policy and practice to record all derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets.
The following table sets forth the offsetting of derivative assets as of December 30, 2017:

	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of December 30, 2017	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Forward Contracts	$2,694	$—	$2,694	$(2,694)	$—	$—

The following table sets forth the offsetting of derivative liabilities as of December 30, 2017:

	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of December 30, 2017	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
Forward Contracts	$4,333	$—	$4,333	$(2,694)	$—	$1,639

10. Segment Information
Effective the beginning of fiscal 2018, we changed our segments, see Note 1. Basis of Presentation for additional information. We operate within a single industry segment -- computer software and related services. Operating segments as defined under GAAP are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our President and Chief Executive Officer. We have two operating and reportable segments: (1) Software Products, which includes license, subscription and related support revenue (including updates and technical support) for all our products; and (2) Professional Services, which includes consulting, implementation and training services. We do not allocate sales & marketing or general and administrative expense to our operating segments as these activities are managed on a consolidated basis. Additionally, the segment profit does not include stock-based compensation, amortization of intangible assets, restructuring charges and certain other identified costs that we do not allocate to the segments for purposes of evaluating their operational performance.
The revenue and profit attributable to our operating segments are summarized below. We do not produce asset information by reportable segment; therefore, it is not reported.

	Three months ended
	December 30, 2017	December 31, 2016
	(in thousands)
Software Products
Revenue	$265,190	$240,219
Operating Costs (1)	99,689	90,039
Profit	165,501	150,180

Professional Services
Revenue	41,454	46,108
Operating Costs (2)	34,780	37,824
Profit	6,674	8,284

Total segment revenue	306,644	286,327
Total segment costs	134,469	127,863
Total segment profit	172,175	158,464

Unallocated operating expenses:
Sales and marketing expenses	94,436	87,069
General and administrative expenses	27,432	28,050
Restructuring charges, net	105	6,285
Intangibles amortization	14,496	14,455
Stock-based compensation	18,331	17,988
Other unallocated operating expenses (3)	(97)	56
Total operating income	17,472	4,561

Interest expense	(10,047)	(10,315)
Interest income and other expense, net	(954)	(749)
Income (loss) before income taxes	$6,471	$(6,503)
(1) Operating costs for the Software Products segment includes all cost of software revenue and research and development costs, excluding stock-based compensation and intangible amortization.
(2) Operating costs for the Professional Services segment includes all cost of professional services revenue, excluding stock-based compensation, intangible amortization, and fair value adjustments for deferred services costs.

(3) Other unallocated operating expenses include acquisition-related costs and fair value adjustments for deferred services costs.

11. Income Taxes
In the first quarter of 2018, our effective tax rate was (114)% on pre-tax income of $6.5 million, compared to (41)% on a pre-tax loss of $6.5 million in the first quarter of 2017. In the first three months of 2018 and 2017, our effective tax rate was lower than the statutory federal income tax rates (21% and 35%, respectively) due to U.S. tax reform, as described below, and our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland. In 2018 and 2017, the foreign rate differential predominantly relates to these Irish earnings. Our foreign rate differential in 2018 and 2017 includes the continuing rate benefit from a business realignment completed on September 30, 2014 in which intellectual property was transferred between two wholly-owned foreign subsidiaries. For the first quarter of 2018 and 2017, this realignment resulted in tax benefits of approximately $2 million and $7 million, respectively.
On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, (the "Tax Act"), which significantly changed existing U.S. tax laws, by a reduction of the corporate tax rate, the implementation of a new system of taxation for non-U.S. earnings, the imposition of a one-time tax on the deemed repatriation of undistributed earnings of non-U.S. subsidiaries, and by the expansion of the limitations on the deductibility of executive compensation and interest expense. As we have a September 30 fiscal year-end, there is a blended U.S. statutory federal rate of approximately 24.5% for our fiscal year ending September 30, 2018 and 21% for subsequent fiscal years. The Tax Act also provides that net operating losses generated in years ending after December 31,2017 will be carried forward indefinitely and can no longer be carried back, and that net operating losses generated in years beginning after December 31, 2017 can only reduce taxable income by 80% when utilized in a future period.
We estimate no federal income taxes payable as a result of the deemed repatriation of undistributed earnings, as the tax will be offset by a combination of current year losses and existing attributes which had a full valuation allowance recorded against the related deferred tax assets. We have recorded a reasonable estimate of state income taxes payable on the deemed repatriation of $7.1 million.  We also recorded a deferred tax benefit of $14.2 million as a reasonable estimate of the impacts of the Tax Act on its net U.S. deferred income tax balances. This was primarily attributable to the reduction of the federal tax rate on the net deferred tax liability in the U.S., and the ability to realize net operating losses from the reversal of existing deferred tax assets which can now be carried forward indefinitely and can therefore be netted against deferred tax liabilities for indefinite lived intangible assets.
We are continuing to assess the effects of the Tax Act on our indefinite reinvestment assertion and the realizability of our U.S. deferred tax assets. We were not able to make reasonable estimates at this time of the effects of certain provisions of the Tax Act that apply to us beginning in our fiscal year ended September 30, 2019, including the Global Intangible Low Tax Income tax (the "GILTI" tax).
The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from the above estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, actions taken by U.S. state governments and taxing authorities in response to the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates we have utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries. The Securities Exchange Commission has issued rules that allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments by the end of our current fiscal year ending September 30, 2018.
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
As of December 30, 2017 and September 30, 2017, we had unrecognized tax benefits of $13.8 million and $14.8 million, respectively. If all of our unrecognized tax benefits as of December 30, 2017 were to become recognizable in the future, we would record a benefit to the income tax provision of $13.8 million, which would be partially offset by an increase in the U.S. valuation allowance of $3.9 million.
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
In the fourth quarter of 2016, we received an assessment of approximately $12 million from the tax authorities in Korea.  The assessment relates to various tax issues but primarily to foreign withholding taxes. We have appealed and intend to vigorously defend our positions. We believe that it is more likely than not that our positions will be sustained upon appeal. Accordingly, we have not recorded a tax reserve for this matter. We paid this assessment in the first quarter of 2017 and have recorded the amount in other assets, pending resolution of the appeal.
In the first quarter of 2018, as a result of the adoption of ASU 2016-09, we recognized previously unrecognized tax benefits of $37.0 million as increases in deferred tax assets for tax loss carryovers and tax credits, primarily in the U.S. A corresponding increase to the valuation allowance was recorded for $36.9 million to the extent that it was not more likely than not that these benefits would be realized.
12. Debt
At December 30, 2017 and September 30, 2017, we had the following long-term borrowing obligations:

	December 30, 2017	September 30, 2017
	(in thousands)
6.000% Senior notes due 2024	$500,000	$500,000
Credit facility revolver	248,125	218,125
Total debt	748,125	718,125
Unamortized debt issuance costs for the Senior notes (1)	(5,503)	(5,719)
Total debt, net of issuance costs (2)	$742,622	$712,406
(1) Unamortized debt issuance costs related to the credit facility were $1.8 million and $2.0 million as of December 30, 2017 and September 30, 2017, respectively, and were included in other assets.
(2) As of December 30, 2017 and September 30, 2017 all debt was included in long-term debt.
Senior Notes
In May 2016, we issued $500 million in aggregate principal amount of 6.0% senior, unsecured long-term debt at par value, due in 2024. We used the net proceeds from the sale of the notes to repay a portion of our outstanding revolving loan under our current credit facility. Interest is payable semi-annually on November 15 and May 15. The debt indenture includes covenants that limit our ability to, among other things, incur additional debt, grant liens on our properties or capital stock, enter into sale and leaseback transactions or asset sales, and make capital distributions. We were in compliance with all of the covenants as of December 30, 2017.
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
As of December 30, 2017, the total estimated fair value of the Notes was approximately $530.3 million, based on quoted prices for the notes on that date.
Credit Agreement

In November 2015, we entered into a multi-currency credit facility with a syndicate of sixteen banks for which JPMorgan Chase Bank, N.A. acts as Administrative Agent. We use the credit facility for general corporate purposes, including acquisitions of businesses, share repurchases and working capital requirements. As of December 30, 2017, the fair value of our credit facility approximates its book value.
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
PTC and certain eligible foreign subsidiaries are eligible borrowers under the credit facility. Any borrowings by PTC Inc. under the credit facility would be guaranteed by PTC Inc.’s material domestic subsidiaries that become parties to the subsidiary guaranty, if any. As of the filing of this Form 10-Q, there are no subsidiary guarantors of the obligations under the credit facility. Any borrowings by eligible foreign subsidiary borrowers would be guaranteed by PTC Inc. and any subsidiary guarantors.  As of the filing of this Form 10-Q, no amounts under the credit facility have been borrowed by an eligible foreign subsidiary borrower. In addition, PTC's and certain of its material domestic subsidiaries' owned property (including equity interests) is subject to first priority perfected liens in favor of the lenders of this credit facility. 100% of the voting equity interests of certain of PTC’s domestic subsidiaries and 65% of its material first-tier foreign subsidiaries are pledged as collateral for the obligations under the credit facility.
As of December 30, 2017, we had $248.1 million in loans outstanding under the credit facility. Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by PTC as described below. As of December 30, 2017, the annual interest rate for borrowings outstanding was 2.89%. Interest rates on borrowings outstanding under the credit facility range from 1.25% to 1.75% above an adjusted LIBO rate for Euro currency borrowings or would range from 0.25% to 0.75% above the defined base rate (the greater of the Prime Rate, the FRBNY rate plus 0.5%, or an adjusted LIBO rate plus 1%) for base rate borrowings, in each case based upon PTC’s total leverage ratio. Additionally, PTC may borrow certain foreign currencies at rates set in the same range above the respective London interbank offered interest rates for those currencies, based on PTC’s total leverage ratio. A quarterly commitment fee on the undrawn portion of the credit facility is required, ranging from 0.175% to 0.30% per annum based upon PTC’s total leverage ratio.
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

As of December 30, 2017, our total leverage ratio was 2.4 to 1.00, our senior secured leverage ratio was 0.82 to 1.00 and our fixed charge coverage ratio was 7.56 to 1.00 and we were in compliance with all financial and operating covenants of the credit facility.
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
Interest expense was $10.0 million and $10.3 million for the first three months of 2018 and 2017, respectively.
13. Commitments and Contingencies
Legal and Regulatory Matters
Korean Tax Audit
In July 2016, we received an assessment of approximately $12 million from the tax authorities in Korea related to an ongoing tax audit. See Note 11. Income Taxes for additional information.
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
Accruals
With respect to legal proceedings and claims, we record an accrual for a contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. For legal proceedings and claims for which the likelihood that a liability has been incurred is more than remote but less than probable, we estimate the range of possible outcomes. As of December 30, 2017, we estimate approximately $0.3 million to $3.5 million in legal proceedings and claims, of which we had accrued $0.4 million.
Accounts Receivable
Accounts receivable as of December 30, 2017 includes an amount invoiced under a multi-year contract for which the period of performance, and related revenue recognized, has spanned a number of years (with no revenue recognized since the first quarter of 2017). The invoiced amount is being disputed by the customer. We intend to vigorously pursue collection of the full invoiced amount. If we are unsuccessful in collecting the full invoiced amount, there could be a write-down of accounts receivable and professional services revenue, which could range from $0 to $17.3 million.
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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q that are not historic facts, including statements about our second quarter and full fiscal 2018 targets, and other future financial and growth expectations and targets, and anticipated tax rates, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. These risks include: the macroeconomic and/or global manufacturing climates may deteriorate; customers may not purchase our solutions when or at the rates we expect; our businesses, including our Internet of Things (IoT) business, may not expand and/or generate the revenue we expect; foreign currency exchange rates may vary from our expectations and thereby affect our reported revenue and expense; the mix of revenue between license & subscription solutions, support and professional services could be different than we expect, which could impact our EPS results; our transition to subscription-only licensing in the Americas and Western Europe could adversely affect sales and revenue; sales of our solutions as subscriptions may not have the longer-term effect on revenue and earnings that we expect; customers may not convert support contracts to subscription contracts as we expect; we may be unable to negotiate a financially desirable termination of our current headquarters lease or to sublease our current premises for an amount equal to our rent obligations under the current lease, which would require us to record a charge related to such shortfall, and could adversely affect our cash flow and financial condition; we may be unable to expand our partner ecosystem as we expect and our partners may not generate the revenue we expect; we may be unable to improve performance in Japan when or as we expect; we may be unable to generate sufficient operating cash flow to return 40% of free cash flow to shareholders and other uses of cash or our credit facility limits could preclude share repurchases. In addition, our assumptions concerning our future GAAP and non-GAAP effective income tax rates are based on estimates and other factors that could change, including the geographic mix of our revenue, expenses and profits, as well as other risks and uncertainties described below throughout or referenced in Part II, Item 1 A. Risk Factors of this report.

Operating and Non-GAAP Measures

Our discussion of results includes discussion of our operating measures (including “subscription bookings” and “license and subscription bookings”) and non-GAAP financial measures. You can find an explanation of these measures in Results of Operations - Subscription Measures and Results of Operations - Non-GAAP Financial Measures below.
Business Overview
PTC is a global computer software and services company. We offer industrial Internet of Things (IoT) solutions that enable companies to connect smart things and environments, manage and analyze data generated by those things and environments, and create industrial IoT applications and Augmented Reality (AR) experiences that transform the way users create, operate, and service products. We also offer a solutions portfolio of innovative Computer-Aided Design (CAD), Product Lifecycle Management (PLM) and Service Lifecycle Management (SLM) solutions that enable manufacturers to create, innovate, operate, and service products.
Executive Overview
Our first quarter results represent a strong start to our fiscal 2018 with first quarter license and subscription bookings up 16% (11% constant currency) over our first quarter of 2017. We had strong bookings performance in IoT, CAD, PLM, the Americas, Europe, Asia Pacific and our global channel. Software revenue was up 10% year-over-year, and up 8% constant currency, despite a year-over-year increase in our subscription mix and associated decline in support revenue. We saw 84% growth in subscription revenue and 12% growth in total recurring software revenue in the first quarter over the year-ago period. Approximately 87% of our first quarter software revenue was recurring compared to 86% in the first quarter of 2017. Total revenue was up 7% year over year, growing more slowly than software revenue due to the managed decline in professional services revenue as discussed further below in

Results from Operations. The first quarter of fiscal 2018 was the fourth consecutive quarter of total revenue growth since launching our subscription program at the beginning of fiscal 2016. Operating margin for the quarter increased 410 basis points over the year-ago period to 6%. Non-GAAP operating margin was 17%, an increase of 110 basis points over the year-ago period.

Revenue Results
(in millions)
$350
$300
$250
$200
$150
$100
$50
$0
$286
$307
$240
$265
$206
$231
Total Revenue
Total Software
Total Recurring Revenue
Q1 2017
Q1 2018

	Three months ended			Constant Currency Change
	December 30, 2017	December 31, 2016
Revenue			Change
	(in millions)
Subscription	$100.0	$54.4	84%	81%
Support	131.2	151.5	(13)%	(15)%
Total recurring revenue	231.2	205.8	12%	10%
Perpetual license	34.0	34.4	(1)%	(5)%
Total subscription, support and license revenue	265.2	240.2	10%	8%
Professional services	41.5	46.1	(10)%	(14)%
Total revenue	$306.6	$286.3	7%	4%

	Three months ended
Earnings Measures	December 30, 2017	December 31, 2016	Change

Operating Margin	5.7%	1.6%
Earnings (Loss) Per Share	$0.12	$(0.08)	249%
Non-GAAP Operating Margin(1)	16.5%	15.4%
Non-GAAP Earnings Per Share(1)	$0.31	$0.26	17%
(1) Non-GAAP measures are reconciled to GAAP results under Results of Operations - Non-GAAP Financial Measures below.

The increase in operating margin in the first quarter of 2018 is primarily attributable to higher revenue despite increases in sales and marketing and research and development expenses. Additionally, restructuring charges were $6 million lower in the first quarter of 2018 compared to the first quarter of 2017.

We ended the quarter with cash, cash equivalents and marketable securities of $342 million. We generated $25 million of cash from operations in the first quarter of 2018. At December 30, 2017, the balance outstanding under our credit facility was $248 million and total debt outstanding was $743 million.

Future Expectations, Strategies and Risks
Our transition to a subscription model was a headwind for revenue and earnings in 2017. A higher mix of subscription bookings results in lower revenue and lower earnings in the near term, but is expected to benefit us over the long term. As our subscription business has matured in 2018, the headwind impact to revenue and EPS has moderated.
Our results have been impacted, and we expect will continue to be impacted, by our ability to close large transactions. The amount of bookings and revenue attributable to large transactions, and the number of such transactions, may vary significantly from quarter to quarter based on customer purchasing decisions and macroeconomic conditions and other factors that may impact the timing or amount of a transaction. Large transactions may have long lead times as they often follow a lengthy product selection and evaluation process and, for existing customers, may be influenced by contract expiration cycles. This may cause volatility in our results.
For 2018, our three overriding goals continue to be:

Sustainable Growth	Our goals are predicated on continuing to drive bookings growth both in the high-growth IoT market and in our core CAD and PLM markets.
Expand Subscription
Given the subscription adoption rates we have seen in the Americas and Western Europe, effective January 1, 2018, new software licenses for our core solutions and ThingWorx solutions are available only by subscription in the Americas and Western Europe. We plan to continue to offer both perpetual and subscription licenses to customers outside the Americas and Western Europe through December 31, 2018, when licenses for our solutions (excluding Kepware) will be available only by subscription in most countries.

Cost Controls and Margin Expansion
We continue to proactively manage our cost structure and invest in what we believe are high return opportunities in our business. Our goal is to drive continued margin expansion over the long term. We expect to deliver continued operating margin expansion in 2018, and we expect further margin expansion in 2019 and beyond, when we expect we will realize the compounding benefit of our maturing subscription business.

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

	Three months ended		Percent Change 2017 to 2018
	December 30, 2017	December 31, 2016	Actual	Constant Currency
	(Dollar amounts in millions, except per share data)
Subscription	$100.0	$54.4	84%	81%
Support	131.2	151.5	(13)%	(15)%
Total recurring revenue	231.2	205.8	12%	10%
Perpetual license	34.0	34.4	(1)%	(5)%
Total subscription, support and license revenue	265.2	240.2	10%	8%
Professional services	41.5	46.1	(10)%	(14)%
Total revenue	306.6	286.3	7%	4%
Total cost of revenue	83.0	82.1	1%
Gross margin	223.7	204.2	10%
Operating expenses	206.2	199.7	3%
Total costs and expenses	289.2	281.8	3%	1%
Operating income	17.5	4.6	283%	658%
Non-GAAP operating income (1)	$50.7	$44.3	14%	13%
Operating margin	5.7%	1.6%
Non-GAAP operating margin (1)	16.5%	15.4%
Diluted earnings (loss) per share	$0.12	$(0.08)
Non-GAAP diluted earnings per share (2)	$0.31	$0.26
Cash flow from operations (3)	$25.1	$(47.9)

(1) See Non-GAAP Financial Measures below for a reconciliation of our GAAP results to our non-GAAP measures.
(2) We have recorded a full valuation allowance against our U.S. net deferred tax assets and a valuation allowance against net deferred tax assets in certain foreign jurisdictions. As we are profitable on a non-GAAP basis, the 2018 and 2017 non-GAAP tax provisions are calculated assuming there is no valuation allowance. Income tax adjustments reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above. We have recorded the impact of the Tax Cuts and Jobs Act in our first quarter 2018 GAAP earnings, resulting in a non-cash benefit of approximately $7 million. We have excluded this benefit from our non-GAAP results.

(3) Cash flow from operations for the three months ended December 30, 2017 includes $0.7 million of restructuring payments. Cash flow from operations for the three months ended December 31, 2016 includes $15.8 million of restructuring payments, a $12 million payment related to a Korea tax audit, and $1.2 million of legal settlement payments.

Subscription Measures
Given the difference in revenue recognition between the sale of a perpetual software license (revenue is recognized at the time of sale) and a subscription (revenue is recognized ratably over the subscription term), we use bookings for internal planning, forecasting and reporting of new license and subscription sales and cloud services transactions.
Bookings
In order to normalize between perpetual and subscription licenses, we define subscription bookings as the subscription annualized contract value (subscription ACV) of new subscription bookings multiplied by a conversion factor of 2. We arrived at the conversion factor of 2 by considering a number of variables, including pricing, support, length of term, and renewal rates. In 2017 and the first quarter of 2018, the average subscription contract term was approximately two years.
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
License and subscription bookings for the first quarter of 2018 were $104 million, up 16% over the first quarter of 2017, which included an eight-figure IoT booking. The first quarter of 2018 included one transaction for which we recorded a booking of almost $7 million. We saw continued strength in bookings across the product portfolio, particularly from PLM, CAD, and IoT (when adjusting for the eight-figure booking in the first quarter of 2017), which all grew well above our estimated market growth rates. Additionally, our global channel continues to perform well, growing bookings in double-digits for the eighth consecutive quarter.
Total subscription ACV increased 18% over the first quarter of 2017 to $34 million.
The increase in the subscription ACV is primarily due to strong subscription bookings in the quarter; the subscription mix increased year over year.
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
ARR was approximately $928 million for the first quarter of 2018, which increased 13% compared to the first quarter of fiscal 2017.
Impact of Foreign Currency Exchange on Results of Operations
Approximately two-thirds of our revenue and half of our expenses are transacted in currencies other than the U.S. Dollar. Because we report our results of operations in U.S. Dollars, currency translation, particularly changes in the Euro, Yen, Shekel, and Rupee relative to the U.S. Dollar, affects our reported results. If actual results for the first quarter of 2018 had been converted into U.S. Dollars based on the foreign currency exchange rates in effect for the first quarter of 2017, revenue would have been lower by $8.9 million, costs and expenses would have been lower by $5.3 million, and operating income would have been lower by $3.6 million. Our constant currency disclosures are calculated by multiplying the actual results for the first quarter of 2018 by the exchange rates in effect for the comparable period of 2017 excluding the effect of any hedging.
Deferred Revenue and Backlog (Unbilled Deferred Revenue)
Deferred revenue primarily relates to software agreements invoiced to customers for which the revenue has not yet been recognized. Unbilled deferred revenue is the aggregate of contractually committed orders for license, subscription and support for which the associated revenue has not been recognized and the customer has not been invoiced. We generally do not invoice prior to the contractual subscription start date and for multi-year contracts we generally invoice annually. We do not record unbilled deferred revenue on our Consolidated Balance Sheet until we invoice the customer.

Total Deferred Revenue and Unbilled Deferred Revenue
(in millions)
$1,400
$1,200
$1,000
$800
$600
$400
$200
$-
$450
$375
$738
$431
Q1 2017
Q1 2018
Deferred Revenue
Unbilled Deferred Revenue

	December 30, 2017	September 30, 2017	December 31, 2016
	(Dollar amounts in millions)
Deferred revenue	$431	$459	$375
Unbilled deferred revenue	738	633	450
Total	$1,169	$1,092	$825
Total billed and unbilled deferred revenue increased 42% year-over-year and 7% compared to the fourth quarter of 2017 (sequentially). Billed deferred revenue grew 15% year-over-year, and declined 6% sequentially, due to the timing of billings in the year. Unbilled deferred revenue grew 64% year-over-year and 17% sequentially. The average contract duration has remained approximately 2 years for new subscription contracts.
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

Revenue by Product	Three months ended
			Percent Change
	December 30, 2017	December 31, 2016	Actual	Constant Currency
	(Dollar amounts in millions)
Solutions Products
Software revenue	238.8	218.7	9%	7%
Professional services	38.9	43.7	(11)%	(15)%
Total revenue	$277.7	$262.4	6%	3%
IoT Products
Software revenue	26.4	21.5	23%	22%
Professional services	2.6	2.4	6%	2%
Total revenue	$29.0	$23.9	21%	20%
Software Revenue Performance
Software revenue consists of subscription, support, and perpetual license revenue. Subscription revenue is comprised of time-based licenses whereby customers use our software and receive related support for a specified term, and for which revenue is recognized ratably over the term of the contract. Support revenue is comprised of contracts to maintain new and/or previously purchased perpetual licenses, for which revenue is recognized ratably over the term of the contract. Perpetual licenses are a perpetual right to use the software, for which revenue is generally recognized up front upon shipment to the customer. Our subscription revenue includes an immaterial amount of cloud services for which revenue is generally recognized ratably over the term of the contract.
As our mix of subscription sales relative to perpetual license sales has increased, perpetual license revenue and support revenue have declined and are expected to continue to decline as customers purchase our solutions as subscriptions and convert existing support contracts. As our subscription business matures, recurring software revenue growth is expected to accelerate due to the compounding benefit of a subscription business model.
Solutions Group
Software revenue for the first quarter of 2018 increased by 9% compared to the first quarter of 2017 driven by strong CAD, PLM and global channel bookings. Recurring software revenue grew 11% in the quarter over the year-ago period and has grown double-digits for four consecutive quarters. For the first quarter of 2018 compared to the first quarter of 2017, CAD and core PLM bookings grew well above our estimated market growth rates of approximately 5%. PLM bookings included an almost $7 million booking in the first quarter of 2018.
IoT Group
Software revenue for the first quarter of 2018 increased by 23% for the first quarter of 2018 compared to the first quarter of 2017 and increased 4% sequentially; recurring software revenue grew 31% for the first quarter of 2018 compared to the first quarter of 2017 and increased 10% sequentially on continued strong bookings growth. Excluding the eight-figure booking in the first quarter of 2017, bookings in the first quarter of 2018 grew above estimated market growth rates of 30% to 40%.
Professional Services Revenue Performance
Consulting and training services engagements typically result from sales of new licenses. The decline in professional services revenue in the first quarter of 2018 is in line with our expectation that professional services revenue will trend flat-to-down over time, due to our strategy to migrate more services engagements to our partners and to deliver products that require less consulting and training services.
Revenue by Geographic Region

	Three months ended		Percent Change		Three months ended
	December 30, 2017	% of Total Revenue	Actual	Constant Currency	December 31, 2016	% of Total Revenue
	(Dollar amounts in millions)
Revenue by region:
Americas	$127.0	41%	2%	2%	$124.8	44%
Europe	$121.5	40%	17%	10%	$103.7	36%
Asia Pacific	$58.2	19%	1%	—%	$57.9	20%
From a geographic perspective, Europe and the Americas continued to deliver very strong results, with constant currency bookings growth of 23% in Europe and over 30% in the Americas, excluding an eight-figure IoT booking last year. We announced the discontinuation of new perpetual license sales in the Americas and Western Europe effective January 1, 2018, which we believe led to an increase in perpetual license purchases in the quarter of approximately $4 million.
Americas
The increase in revenue in the Americas in the first quarter of 2018 compared to the first quarter of 2017 was due to strong bookings, offset by a higher subscription mix. This increase in revenue consisted of an increase in subscription revenue of 80%, offset by decreases of 31% in perpetual license revenue and 21% in both support revenue and professional services revenue. Recurring software revenue has grown in double-digits for four consecutive quarters.
Europe
The increase in revenue in Europe in the first quarter of 2018 compared to the first quarter of 2017 was due to strong bookings. This increase in revenue consisted of increases of 98% (88% constant currency) in subscription revenue, 43% (34% constant currency) in perpetual license revenue, and 2% (down 6% constant currency) in professional services revenue, offset by a decrease of 6% (11% constant currency) in support revenue. Year-over-year changes in foreign currency exchange rates, particularly the Euro, favorably impacted European revenue by $8.7 million in the first quarter of 2018.
Asia Pacific
Our performance in Asia Pacific was driven by strong results in China and Korea, and modest recovery in Japan, which grew in the first quarter of 2018 compared to the first quarter of 2017. Asia Pacific revenue was adversely affected by the bookings decline in Japan in 2017. Asia Pacific subscription revenue increased 69% in the first quarter of 2018 compared to the first quarter of 2017, offset by decreases of 5% in perpetual license revenue, 11% in support revenue and 17% in professional services revenue. Currency did not have a material impact on revenue in the first quarter of 2018 relative to the first quarter of 2017.

Gross Margin

	Three months ended
	December 30, 2017	December 31, 2016	Percent Change
	(Dollar amounts in millions)
Gross margin	$223.7	$204.2	10%
Non-GAAP gross margin (1)	233.5	214.3	9%
Gross margin as a % of revenue:
License and subscription gross margin	82%	77%
Support gross margin	83%	85%
Professional services gross margin	12%	15%
Gross margin as a % of total revenue	73%	71%
Non-GAAP gross margin as a % of total revenue (1)	76%	75%
(1) Non-GAAP measures are reconciled to GAAP results under Non-GAAP Financial Measures below.
The increase in total gross margin in the first quarter of 2018 compared to the first quarter of 2017 is in line with total revenue growth in the quarter. Total revenue in the quarter grew 7% over the first quarter of 2017. Margins for license and subscription are beginning to expand as the subscription model matures and revenue that has been deferred begins to contribute to each quarterly period. Support gross margins are down for the first quarter of 2018 compared to 2017 primarily due to the 13% decrease in support revenue associated with an increase in our subscription mix and the conversion of existing customers from support contracts to subscription. Professional services gross margins declined in the first quarter of 2018 compared to the first quarter of 2017 in part due to a revenue deferral associated with work performed in the quarter, which we expect to recognize in the second quarter of 2018. The decline in professional services revenue is in accordance with our strategy to migrate more services engagements to our partners and to deliver products that require less consulting and training services.
Total Costs and Expenses

Total Costs and Expenses
(in millions)
$350
$300
$250
$200
$150
$100
$50
$-
$82
$200
$83
$206
Q1 2017
Q1 2018
Operating Expenses
Cost of Revenue

	Three months ended
	December 30, 2017	December 31, 2016	Percent Change
	(Dollar amounts in millions)
Costs and expenses:
Cost of license and subscription revenue	$24.4	$20.1	21%
Cost of support revenue	22.2	22.8	(3)%
Cost of professional services revenue	36.4	39.2	(7)%
Sales and marketing	99.3	90.7	10%
Research and development	64.0	57.9	10%
General and administrative	35.0	36.7	(5)%
Amortization of acquired intangible assets	7.8	8.1	(3)%
Restructuring charges	0.1	6.3	(98)%
Total costs and expenses	$289.2	$281.8	3%
Total headcount at end of period	6,036	5,767	5%
Costs and expenses in the first quarter of 2018 compared to the first quarter of 2017 increased primarily as a result of the following:

•	an $11.2 million ($6.9 million constant currency) increase in compensation expense due to an increase in headcount and commission expenses,

•	a $5.3 million increase due to currency impact year over year, and

•	a $2.5 million increase in cloud services hosting costs, of which $1.5 million is included in cost of license and subscription revenue;
offset by:

•	a $6.2 million decrease in restructuring charges, and

•	a $2.3 million decrease in professional services costs as we migrated more service engagements to our partners and we delivered products that require less consulting and training services.
Cost of License, Subscription and Support Revenue
In the third quarter of 2017, we began reporting cost of support revenue separate from cost of license and subscription revenue. Costs for previous periods have also been separately reported to conform to the current period presentation.

Cost of License and Subscription Revenue	Three months ended
	December 30, 2017	December 31, 2016	Percent Change
	(Dollar amounts in millions)
Cost of license and subscription revenue	$24.4	$20.1	21%
% of total revenue	8%	7%
% of total license and subscription revenue	18%	23%
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

Cost of license and subscription revenue in the first quarter of 2018 compared to the first quarter of 2017 increased primarily as a result of an increase in cloud services hosting costs and an increase in total compensation, benefit costs and travel expenses due to increased headcount.

Cost of Support Revenue	Three months ended
	December 30, 2017	December 31, 2016	Percent Change
	(Dollar amounts in millions)
Cost of support revenue	$22.2	$22.8	(3)%
% of total revenue	7%	8%
% of total support revenue	17%	15%
Cost of support revenue consists of costs such as salaries, benefits, and computer equipment and facilities associated with customer support and the release of support updates (including related royalty costs) associated with providing support for both our perpetual licenses and subscription licenses.

Cost of Professional Services Revenue	Three months ended
	December 30, 2017	December 31, 2016	Percent Change
	(Dollar amounts in millions)
Cost of professional services revenue	$36.4	$39.2	(7)%
% of total revenue	12%	14%
% of total professional services revenue	88%	85%

Our cost of professional services revenue includes costs such as salaries, benefits, and computer equipment and facilities for our training and consulting personnel, and third-party subcontractor fees. In the first quarter of 2018 compared to the first quarter of 2017, total compensation, benefit costs and travel expenses decreased 6% ($1.5 million). The decrease in compensation-related and travel costs is due to lower headcount. The cost of third-party consulting services also decreased in the first quarter of 2018 compared to the first quarter of 2017 by 7% ($0.4 million). Both decreases are due to our strategy to migrate more services engagements to our partners and to deliver products that require less consulting and training services.

Sales and Marketing	Three months ended
	December 30, 2017	December 31, 2016	Percent Change
	(Dollar amounts in millions)
Sales and marketing	$99.3	$90.7	10%
% of total revenue	32%	32%
Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. In the first quarter of 2018 compared to the first quarter of 2017, total compensation, benefit costs and travel expenses increased 10% due to higher commission costs, headcount, salary increases and stock-based compensation increases; marketing program expenses also increased.

Research and Development	Three months ended
	December 30, 2017	December 31, 2016	Percent Change
	(Dollar amounts in millions)
Research and development	$64.0	$57.9	10%
% of total revenue	21%	20%
Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Major research and development activities include developing new products and releases and updates of our software that enhance functionality and add features. Research and development costs for the first quarter of 2018 compared to the first quarter of

2017 increased primarily due to an 10% ($4.6 million) increase in total compensation, benefit costs and travel expenses, due to an increase in headcount, salary increases, and bonus accruals.

General and Administrative	Three months ended
	December 30, 2017	December 31, 2016	Percent Change
	(Dollar amounts in millions)
General and administrative	$35.0	$36.7	(5)%
% of total revenue	11%	13%
Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources, legal and administrative functions, as well as acquisition-related charges, bad debt expense and outside professional services, including accounting and legal fees.
The decrease in the first quarter of 2018 compared to the first quarter of 2017 is primarily due to a $1.7 million decrease in professional fees.

Amortization of Acquired Intangible Assets	Three months ended
	December 30, 2017	December 31, 2016	Percent Change
	(Dollar amounts in millions)
Amortization of acquired intangible assets	$7.8	$8.1	(3)%
% of total revenue	3%	3%
Amortization of acquired intangible assets reflects the amortization of acquired non-product related intangible assets, primarily customer and trademark-related intangible assets, recorded in connection with completed acquisitions. The decrease in amortization of acquired intangible assets in the first quarter of 2018 compared to the first quarter of 2017 is due to certain assets being fully amortized as well as the impact of exchange rates.

Restructuring Charges	Three months ended
	December 30, 2017	December 31, 2016
	(in millions)
Restructuring charges	$0.1	$6.3
In fiscal 2016, we committed to a plan to restructure our global workforce and consolidate select facilities in order to reduce our cost structure and to realign our investments with our identified growth opportunities. As of September 30, 2017, those actions were materially complete and we had incurred total restructuring charges of approximately $85.5 million. We expect that the expense reductions will be offset by planned cost increases, investments in our business and the anticipated effects of foreign currency fluctuations, which effects are contemplated in our most recent financial targets for fiscal 2018. In the first quarter of 2018, we recorded charges of $0.1 million, primarily related to the closure of excess facilities. We also made cash payments related to restructuring charges of $0.7 million, compared to $15.8 million in the first quarter 2017. At December 30, 2017, accrued restructuring totaled $5.6 million, of which we expect to pay $3.5 million within the next twelve months.

Interest Expense	Three months ended
	December 30, 2017	December 31, 2016
	(in millions)
Interest expense	$(10.0)	$(10.3)
The decrease in interest expense in the first quarter of 2018 compared to the first quarter of 2017 is primarily due to a lower average debt balance during the quarter. We had $748 million of total debt at December 30, 2017, compared to $718 million at December 31, 2016.

Interest Income and Other Expense, net	Three months ended
	December 30, 2017	December 31, 2016
	(in millions)
Interest income	$0.7	$0.9
Other expense, net	(1.7)	(1.6)
Total interest income and other expense, net	$(1.0)	$(0.7)
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

Income Taxes	Three months ended
	December 30, 2017	December 31, 2016
	(Dollar amounts in millions)
Pre-tax income (loss)	$6.5	$(6.5)
Tax provision (benefit)	(7.4)	2.6
Effective income tax rate	(114)%	(41)%
In the first three months of 2018 and 2017, our effective tax rate was lower than the statutory federal income tax rates (21% and 35%, respectively) due to U.S. tax reform, as described below, and our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland. In 2018 and 2017, the foreign rate differential predominantly relates to these Irish earnings. Our foreign rate differential in 2018 and 2017 includes the continuing rate benefit from a business realignment completed on September 30, 2014 in which intellectual property was transferred between two wholly-owned foreign subsidiaries. For the first quarter of 2018 and 2017, this realignment resulted in tax benefits of approximately $2 million and $7 million, respectively.
On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, (the "Tax Act"), which significantly changed existing U.S. tax laws, reduction of the corporate tax rate, the implementation of a new system of taxation for non-U.S. earnings, the imposition of a one-time tax on the deemed repatriation of undistributed earnings of non-U.S. subsidiaries, and by the expansion of the limitations on the deductibility of executive compensation and interest expense. As we have a September 30 fiscal year-end, there is a blended U.S. statutory federal rate of approximately 24.5% for our fiscal year ending September 30, 2018 and 21% for subsequent fiscal years. The Tax Act also provides that net operating losses generated in years ending after December 31, 2017 will be carried forward indefinitely and can no longer be carried back, and that net operating losses generated in years beginning after December 31, 2017 can only reduce taxable income by 80% when utilized in a future period.
We estimate no federal income taxes payable as a result of the deemed repatriation of undistributed earnings, as the tax will be offset by a combination of current year losses and existing attributes which had a full valuation allowance recorded against the related deferred tax assets. We have recorded a reasonable estimate of state income taxes payable on the deemed repatriation of $7.1 million.  We also recorded a deferred tax benefit of $14.2 million as a reasonable estimate of the impacts of the Tax Act on its net U.S. deferred income tax balances.  This was primarily attributable to the reduction of the federal tax rate on the net deferred tax liability in the U.S., and the ability to realize net operating losses from the reversal of existing deferred tax assets which can now be carried forward indefinitely, and can therefore be netted against deferred tax liabilities for indefinite lived intangible assets.
We are continuing to assess the effects of the Tax Act on our indefinite reinvestment assertion and the realizability of our U.S. deferred tax assets. We were not able to make reasonable estimates at this time of the effects of certain provisions of the Tax Act that apply to us beginning in our fiscal year ended September 30, 2019, including the Global Intangible Low Tax Income tax (the "GILTI" tax).
The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from the above estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, actions taken by U.S. state governments and taxing authorities in response to the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates we have utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries. The U.S. Securities Exchange Commission has issued rules that allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments by the end of our current fiscal year ending September 30, 2018.
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
In the fourth quarter of 2016, we received an assessment of $12 million from the tax authorities in Korea.  The assessment relates to various tax issues but primarily to foreign withholding taxes. We have appealed and intend to vigorously defend our positions. We believe that it is more likely than not that our positions will be sustained upon appeal. Accordingly, we have not recorded a tax reserve for this matter. We paid this assessment in the first quarter of 2017, pending resolution of the appeal.
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

	Three months ended
	December 30, 2017	December 31, 2016
	(in millions, except per share amounts)
GAAP revenue	$306.6	$286.3
Fair value of acquired deferred revenue	0.4	0.9
Non-GAAP revenue	$307.0	$287.2

GAAP gross margin	$223.7	$204.2
Fair value of acquired deferred revenue	0.4	0.9
Fair value of acquired deferred costs	(0.1)	(0.1)
Stock-based compensation	2.9	2.9
Amortization of acquired intangible assets included in cost of revenue	6.7	6.4
Non-GAAP gross margin	$233.5	$214.3

GAAP operating income	$17.5	$4.6
Fair value of acquired deferred revenue	0.4	0.9
Fair value of acquired deferred costs	(0.1)	(0.1)
Stock-based compensation	18.3	18.0
Amortization of acquired intangible assets included in cost of revenue	6.7	6.4
Amortization of acquired intangible assets	7.8	8.1
Acquisition-related charges included in general and administrative expenses	—	0.2
Restructuring charges	0.1	6.3
Non-GAAP operating income	$50.7	$44.3

GAAP net income (loss)	$13.9	$(9.1)
Fair value of acquired deferred revenue	0.4	0.9
Fair value of acquired deferred costs	(0.1)	(0.1)
Stock-based compensation	18.3	18.0
Amortization of acquired intangible assets included in cost of revenue	6.7	6.4
Amortization of acquired intangible assets	7.8	8.1
Acquisition-related charges included in general and administrative expenses	—	0.2
Restructuring charges	0.1	6.3
Income tax adjustments (1)	(11.0)	0.1
Non-GAAP net income	$36.1	$30.7

GAAP diluted earnings (loss) per share	$0.12	$(0.08)
Fair value of acquired deferred revenue	—	0.01
Stock-based compensation	0.16	0.15
Amortization of acquired intangible assets	0.12	0.12
Restructuring charges	—	0.05
Income tax adjustments (1)	0.09	—
Non-GAAP diluted earnings per share	$0.31	$0.26

Operating margin impact of non-GAAP adjustments:

	Three months ended
	December 30, 2017	December 31, 2016
GAAP operating margin	5.7%	1.6%
Fair value of acquired deferred revenue	0.1%	0.3%
Stock-based compensation	6.0%	6.3%
Amortization of acquired intangible assets	4.7%	5.0%
Acquisition-related charges included in general and administrative expenses	—%	0.1%
Restructuring charges	—%	2.2%
Non-GAAP operating margin	16.5%	15.4%

(1)
We have recorded a full valuation allowance against our U.S. net deferred tax assets and a valuation allowance against net deferred tax assets in certain foreign jurisdictions. As we are profitable on a non-GAAP basis, the 2018 and 2017 non-GAAP tax provisions are calculated assuming there is no valuation allowance. Income tax adjustments reflect the tax effects of non-GAAP adjustments which are calculated by applying the applicable tax rate by jurisdiction to the non-GAAP adjustments listed above. We have recorded the impact of the Tax Cuts and Jobs Act in our first quarter 2018 GAAP earnings, resulting in a non-cash benefit of approximately $7 million. We have excluded this benefit from our non-GAAP results.

Critical Accounting Policies and Estimates
The financial information included in Item 1 reflects no material changes in our critical accounting policies and estimates as set forth under the heading Critical Accounting Policies and Estimates in Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2017 Annual Report on Form 10-K.
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

Liquidity and Capital Resources

	December 30, 2017	December 31, 2016
	(in thousands)
Cash and cash equivalents	$291,679	$173,367
Marketable securities	50,567	49,834
Total	$342,246	$223,201

	Three months ended
	December 30, 2017	December 31, 2016
	(in thousands)
Cash provided (used) by operating activities	$25,127	$(47,876)
Cash used by investing activities	(9,385)	(5,598)
Cash used by financing activities	(6,664)	(41,334)

Cash and cash equivalents

We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. Cash and cash equivalents include highly liquid investments with original maturities of three months or less. In addition, we hold investments in marketable securities totaling approximately $51 million with an average maturity of 16 months. At December 30, 2017, cash and cash equivalents totaled $292 million, up from $280 million at September 30, 2017, reflective of $25.1 million in operating cash flows and $30 million of net borrowings made under our credit facility, offset by $33.5 million used to pay withholding taxes on stock-based awards that vested in the period, $8.9 million used to acquire capital assets, and $3.2 million used to pay contingent consideration.
A significant portion of our cash is generated and held outside the U.S. At December 30, 2017, we had cash and cash equivalents of $41 million in the U.S., $117 million in Europe, $108 million in Asia Pacific (including India), and $26 million in other non-U.S. countries. All of the marketable securities are held in Europe. We have substantial cash requirements in the United States, but we believe that the combination of our existing U.S. cash and cash equivalents, marketable securities, our ability to repatriate cash to the U.S. more cost effectively with the recent U.S. tax law changes, and future U.S. operating cash flows and cash available under our credit facility, will be sufficient to meet our ongoing U.S. operating expenses and known capital requirements.
Cash provided (used) by operating activities
Cash provided by operating activities was $25.1 million in the first three months of 2018, compared to $47.9 million used by the operating activities in the first three months of 2017. The increase is primarily due to:
•higher collections from accounts receivable of approximately $60 million,
•lower restructuring payments (down $15 million year over year), and
•the $12 million payment related to the Korean tax audit made in the first quarter of 2017, partially offset an increase in accounts payable payments due to timing differences.
Net income for the first three months of 2018 was $14 million compared to a net loss for the first three months of 2017 of $9 million.
Cash used by investing activities

	Three months ended
	December 30, 2017	December 31, 2016
	(in thousands)
Cash used by investing activities included the following:
Additions to property and equipment	$(6,377)	$(7,100)
Purchase of intangible asset	$(2,500)	$—
Purchases of short- and long-term marketable securities	$(4,248)	$—
Proceeds from maturities of short- and long-term marketable securities	3,740	—
Proceeds from sales and maturities of investments	—	1,502
	$(9,385)	$(5,598)

Our expenditures for property and equipment consisted primarily of computer equipment, software, office equipment and facility improvements. In the first quarter of 2018 we also used $2.5 million to acquire developed software.
Cash used by financing activities

	Three months ended
	December 30, 2017	December 31, 2016
	(in thousands)
Cash used by financing activities included the following:
Net borrowings (repayments) of debt	$30,000	$(20,000)
Payments of withholding taxes in connection with vesting of stock-based awards	(33,488)	(18,623)
Contingent consideration	(3,176)	(2,711)
	$(6,664)	$(41,334)
The net borrowings in the first three months of 2018 reflect borrowings of $50 million under our credit facility to fund working capital requirements, offset by repayments of $20 million.
Credit Agreement
We maintain a multi-currency credit facility with a syndicate of banks with a $600 million revolving loan commitment. The revolving loan commitment may be increased by an additional $500 million if the existing or additional lenders are willing to make such increased commitments. Outstanding revolving loan amounts may be repaid in whole or in part, without penalty or premium, prior to the September 15, 2019 maturity date, when all remaining amounts outstanding will be due and payable in full. As of December 30, 2017, the fair value of our credit facility approximates its book value.
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
As of December 30, 2017, we had $248.1 million in revolving loans outstanding under the credit facility. Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by us. As of December 30, 2017, the weighted average annual interest rate for amounts outstanding was 2.89%.  We also pay a quarterly commitment fee on the undrawn portion of the credit facility ranging from 0.175% to 0.30% per year based on our total leverage ratio.
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

Ratio as of December 30, 2017
Total Leverage Ratio Ratio of consolidated total indebtedness to the consolidated trailing four quarters EBITDA, not to exceed 4.50 to 1.00 as of the last day of any fiscal quarter.	2.40 to 1.00
Fixed Charge Coverage Ratio
Ratio of consolidated trailing four quarters EBITDA less consolidated capital expenditures to consolidated fixed charges as of the last day of any fiscal quarter, to be not less than 3.50 to 1.00.
7.56 to 1.00
Senior Secured Leverage Ratio
Ratio of senior consolidated total indebtedness (which excludes unsecured indebtedness) to consolidated trailing four quarters EBITDA as of the last day of any fiscal quarter, not to exceed 3.00 to 1.00.
0.82 to 1.00

The effect of our subscription transition, in which revenue and operating margin declined, and, accordingly, consolidated EBITDA calculated under the credit facility declined, has increased our total leverage ratio. As of the end of the first quarter of 2018, we had $332 million of borrowing capacity under the credit facility.
As of December 30, 2017, we were in compliance with all financial and operating covenants of the credit facility.
Any failure to comply with the financial or operating covenants of the credit facility would prevent us from being able to borrow additional funds, and would constitute a default, permitting the lenders to, among other things, accelerate the amounts outstanding, including all accrued interest and unpaid fees, under the credit facility and to terminate the credit facility. A change in control of PTC Inc., as defined in the agreement, would also constitute an event of default, permitting the lenders to accelerate the indebtedness and terminate the credit facility.
The terms and conditions of the credit facility are described in Note 12 to the Financial Statements.
Outstanding Notes
On May 12, 2016, we issued $500 million of 6.00% senior unsecured notes due 2024. Interest on the notes is payable twice per year in May and November.
We may redeem the notes, in whole or in part, subject to certain conditions, including in some cases a payment of premium, prior to their maturity date. In addition, if we undergo a change of control, we will be required to make an offer to purchase all the notes at a price equal to 101% of the principal amount of the notes plus accrued and unpaid interest.
The notes were issued under an indenture that contains customary covenants. Subject to certain exceptions, our ability to incur certain additional debt is limited unless, after giving pro forma effect to such incurrence and the application of the proceeds thereof, the ratio of our EBITDA to our Consolidated Fixed Charges is not greater than 2.00 to 1.00. The indenture also restricts our ability to incur liens, pay dividends or make certain other distributions, sell assets or engage in sale/leaseback transactions. Any failure to comply with these and other covenants included in the indenture could constitute an event of default that could result in the acceleration of the payment of the aggregate principal amount of the notes then outstanding and accrued interest. As of December 30, 2017, we were in compliance with all such covenants.
Share Repurchases
Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors periodically authorizes the repurchase of shares of our common stock. Our Board of Directors has authorized us to repurchase up to $500 million of our common stock in the period from October 1, 2017 through September 30, 2020. We have not repurchased any stock under the current authorization. We intend to use cash from operations and borrowings under our credit facility to make such repurchases. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.
Future Expectations
Our transition to a subscription licensing model has had, and will continue to have, an adverse impact on revenue, operating margin and EPS relative to periods in which we primarily sold perpetual licenses until the expected transition of our customer base to subscription is completed and the model has matured.  This also affects consolidated EBITDA as calculated under our credit facility and, as a result of the Total Leverage Ratio under the facility, limits the amount we can borrow under the facility.  Notwithstanding the effect of the subscription transition and those limitations, we believe that existing cash and cash equivalents, together with cash generated from operations and amounts available under the credit facility, will be sufficient to meet our working capital and capital expenditure requirements (which we expect to be $40 million in 2018) through at least the next twelve months and to meet our known long-term capital requirements.
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
There have been no significant changes in our market risk exposure as described in Item 7A: Quantitative and Qualitative Disclosures about Market Risk of our 2017 Annual Report on Form 10-K.

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
We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 30, 2017.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.    RISK FACTORS

On September 7, 2017, we entered into a lease for a new worldwide headquarters in the Boston Seaport District, beginning in January 2019. Because our current headquarters lease will not expire until November 2022, we are seeking to exit our current headquarters lease or sublease that space. If we are unable to do so, or unable to do so for an amount at least equal to our rent obligations under the current headquarters lease, we will bear overlapping rent obligations for those premises and will be required to record a charge related to any rent shortfall, which could adversely affect our financial condition. Additionally, we may be required to write off assets related to our current premises over a shorter term.
Under our current headquarters lease, we pay approximately $7.4 million in annual base rent plus operating expenses (together "rent obligations," an annual total of approximately $12.0 million). We will begin paying rent under our new headquarters lease on July 1, 2020. Our rent under the new lease when we begin paying rent will be an annual base rent amount of $11.3 million plus our pro rata portions of building operating expenses and real estate taxes (approximately 63% of such amounts, estimated to be approximately $7.1 million in 2020). The base rent will increase by $0.3 million each year over the term of the lease. Accordingly, we will be required to pay rent for both locations from July 1, 2020 until November 30, 2022 unless we can successfully negotiate an exit to our current lease or sublease our current premises. We may be unable to negotiate a financially desirable termination of our current lease or to sublease our current premises for an amount at least equal to our rent obligations under the current lease, which would require us to bear the overlapping rent obligations and to record a charge related to such shortfall, and could adversely affect our cash flow and financial condition. Additionally, we have approximately $8 million of assets on our balance sheet related to leasehold improvements and fixtures that are being depreciated through November 30, 2022 based on their estimated useful lives. If we determine that the estimated useful lives are shorter, or we determine that we need to abandon or dispose of such assets, we may be required to write off such assets over a shorter period, which would result in a non-cash charge in the period such determination is made.
In addition to other information set forth in this report, you should carefully consider the factors described in Part I. Item 1A. Risk Factors in our 2017 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2017 Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

4.3	6.000% Senior Notes due 2024 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on May 18, 2016 (File No. 0-18059) and incorporated herein by reference).

10.1	2000 Equity Incentive Plan (filed as Exhibit 10.1.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 (File No. 0-18059) and incorporated herein by reference).

10.2
First Amendment to lease dated as of October 5, 2017 by and between PTC Inc. and SCD L2 Seaport Square LLC (filed as Exhibit 10.23 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 (File No. 0-18059) and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32*	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

101
The following materials from PTC Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 30, 2017 and September 30, 2017; (ii) Condensed Consolidated Statements of Operations for the three months ended December 30, 2017 and December 31, 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended December 30, 2017 and December 31, 2016; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 30, 2017 and December 31, 2016; and (v) Notes to Condensed Consolidated Financial Statements.

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

Date: February 6, 2018