Form 10-Q
period 2018-03-31
PTC INC.
filed 2018-05-02
CIK 857005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
Commission File Number: 0-18059
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There were 115,386,106 shares of our common stock outstanding on April 30, 2018.

PTC Inc.
INDEX TO FORM 10-Q
For the Quarter Ended March 31, 2018

PART I—FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PTC Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31, 2018	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$299,776	$280,003
Short term marketable securities	22,797	18,408
Accounts receivable, net of allowance for doubtful accounts of $746 and $1,062 at March 31, 2018 and September 30, 2017, respectively	127,151	152,299
Prepaid expenses	62,094	49,913
Other current assets	137,342	165,933
Total current assets	649,160	666,556
Property and equipment, net	59,210	63,600
Goodwill	1,191,603	1,182,772
Acquired intangible assets, net	230,030	257,908
Long term marketable securities	32,467	31,907
Deferred tax assets	129,862	123,166
Other assets	36,482	34,475
Total assets	$2,328,814	$2,360,384
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,918	$35,160
Accrued expenses and other current liabilities	73,631	80,761
Accrued compensation and benefits	82,544	110,957
Accrued income taxes	15,952	5,735
Deferred revenue	487,281	446,296
Total current liabilities	689,326	678,909
Long term debt	642,837	712,406
Deferred tax liabilities	5,704	17,880
Deferred revenue	10,496	12,611
Other liabilities	52,727	53,142
Total liabilities	1,401,090	1,474,948
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 116,338 and 115,333 shares issued and outstanding at March 31, 2018 and September 30, 2017, respectively	1,163	1,153
Additional paid-in capital	1,618,588	1,609,030
Accumulated deficit	(629,597)	(650,840)
Accumulated other comprehensive loss	(62,430)	(73,907)
Total stockholders’ equity	927,724	885,436
Total liabilities and stockholders’ equity	$2,328,814	$2,360,384

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Revenue:
Subscription	$112,931	$65,780	$212,939	$120,142
Support	126,683	141,718	257,880	293,196
Total recurring revenue	239,614	207,498	470,819	413,338
Perpetual license	22,839	27,372	56,824	61,751
Total subscription, support and license revenue	262,453	234,870	527,643	475,089
Professional services	45,430	45,170	86,884	91,278
Total revenue	307,883	280,040	614,527	566,367
Cost of revenue:
Cost of license and subscription revenue	23,119	20,555	47,495	40,685
Cost of support revenue	23,030	22,576	45,230	45,393
Total cost of software revenue	46,149	43,131	92,725	86,078
Cost of professional services revenue	37,482	38,699	73,864	77,867
Total cost of revenue	83,631	81,830	166,589	163,945
Gross margin	224,252	198,210	447,938	402,422
Operating expenses:
Sales and marketing	98,330	87,777	197,645	178,467
Research and development	62,194	57,710	126,163	115,624
General and administrative	33,353	36,800	68,357	73,495
Amortization of acquired intangible assets	7,895	7,946	15,716	16,013
Restructuring and other charges, net	114	464	219	6,749
Total operating expenses	201,886	190,697	408,100	390,348
Operating income	22,366	7,513	39,838	12,074
Interest expense	(10,379)	(11,725)	(20,426)	(22,040)
Interest income and other expense, net	(441)	3,156	(1,395)	2,407
Income (loss) before income taxes	11,546	(1,056)	18,017	(7,559)
Provision (benefit) for income taxes	3,624	48	(3,782)	2,686
Net income (loss)	$7,922	$(1,104)	$21,799	$(10,245)
Earnings (loss) per share—Basic	$0.07	$(0.01)	$0.19	$(0.09)
Earnings (loss) per share—Diluted	$0.07	$(0.01)	$0.19	$(0.09)
Weighted average shares outstanding—Basic	116,241	115,709	115,986	115,498
Weighted average shares outstanding—Diluted	117,905	115,709	117,780	115,498

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three months ended		Six months ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Net income (loss)	$7,922	$(1,104)	$21,799	$(10,245)
Other comprehensive income (loss), net of tax:
Unrealized hedge gain (loss) arising during the period, net of tax of $0.3 million and $0.1 million in the second quarter of 2018 and 2017, respectively, and $0.4 million and $0.4 million in the first six months of 2018 and 2017, respectively	(2,046)	(515)	(2,959)	2,522
Net hedge (gain) loss reclassified into earnings, net of tax of $0.2 million and $0.1 million in the second quarter of 2018 and 2017, respectively, and $0.3 million and $0.1 million in the first six months of 2018 and 2017, respectively	1,511	(496)	2,084	(852)
Unrealized gain (loss) on hedging instruments	(535)	(1,011)	(875)	1,670
Foreign currency translation adjustment, net of tax of $0 for each period	7,540	4,992	12,769	(13,660)
Unrealized gain (loss) on marketable securities, net of tax of $0 for each period	(267)	68	(446)	(71)
Amortization of net actuarial pension loss included in net income, net of tax of $0.2 million in both the second quarter of 2018 and 2017, and $0.3 million and $0.4 million in the first six months of 2018 and 2017, respectively	386	574	757	1,090
Change in unamortized pension loss during the period related to changes in foreign currency	(465)	(312)	(728)	1,378
Other comprehensive income (loss)	6,659	4,311	11,477	(9,593)
Comprehensive income (loss)	$14,581	$3,207	$33,276	$(19,838)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	March 31, 2018	April 1, 2017
Cash flows from operating activities:
Net income (loss)	$21,799	$(10,245)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	42,727	42,683
Stock-based compensation	35,357	39,565
Non-cash portion of restructuring charges	—	260
Other non-cash items, net	189	479
Loss on disposal of fixed assets	22	—
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	32,027	15,373
Accounts payable and accrued expenses	(9,474)	11,183
Accrued compensation and benefits	(29,656)	(51,769)
Deferred revenue	59,027	27,457
Accrued income taxes	(14,134)	(14,680)
Other current assets and prepaid expenses	(7,540)	(11,424)
Other noncurrent assets and liabilities	5,931	(20,332)
Net cash provided by operating activities	136,275	28,550
Cash flows from investing activities:
Additions to property and equipment	(11,139)	(14,789)
Purchase of intangible asset	(3,000)	—
Purchases of short- and long-term marketable securities	(13,794)	(3,420)
Proceeds from maturities of short- and long-term marketable securities	8,240	4,700
Acquisitions of businesses, net of cash acquired	(3,000)	—
Proceeds from sales of investments	—	15,218
Net cash provided (used) by investing activities	(22,693)	1,709
Cash flows from financing activities:
Borrowings under credit facility	50,000	100,000
Repayments of borrowings under credit facility	(120,000)	(140,000)
Proceeds from issuance of common stock	7,472	3,978
Credit facility origination costs	—	(184)
Contingent consideration	(3,176)	(2,711)
Payments of withholding taxes in connection with vesting of stock-based awards	(33,942)	(19,166)
Net cash used in financing activities	(99,646)	(58,083)
Effect of exchange rate changes on cash and cash equivalents	5,837	(6,795)
Net increase (decrease) in cash and cash equivalents	19,773	(34,619)
Cash and cash equivalents, beginning of period	280,003	277,935
Cash and cash equivalents, end of period	$299,776	$243,316

The accompanying notes are an integral part of the condensed consolidated financial statements.

PTC Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
General
The accompanying unaudited condensed consolidated financial statements include the accounts of PTC Inc. and its wholly owned subsidiaries and have been prepared by management in accordance with accounting principles generally accepted in the United States of America and in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. While we believe that the disclosures presented are adequate in order to make the information not misleading, these unaudited quarterly financial statements should be read in conjunction with our annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair statement of our financial position, results of operations and cash flows at the dates and for the periods indicated. The September 30, 2017 Consolidated Balance Sheet included herein is derived from our audited consolidated financial statements.
Unless otherwise indicated, all references to a year mean our fiscal year, which ends on September 30. Our fiscal quarters end on a Saturday following a thirteen-week calendar, and may result in different quarter end dates year to year. The second quarter of 2018 ended on March 31, 2018 and the second quarter of 2017 ended on April 1, 2017. The results of operations for the six months ended March 31, 2018 are not necessarily indicative of the results expected for the remainder of the fiscal year.
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
Effective at the beginning of fiscal 2018, in accordance with the adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, excess tax benefits are now classified as an operating activity on the statement of cash flows rather than as a financing activity. The prior period excess tax benefits have been reclassified for comparability.
Segments
In fiscal 2017, we had three operating and reportable segments: (1) the Solutions Group, which included license, subscription, support and cloud services revenue for our core CAD, SLM and PLM products; (2) the IoT Group, which included license, subscription, support and cloud services revenue for our IoT, analytics and augmented reality solutions; and (3) Professional Services, which included consulting, implementation and training revenue.
With a change in our organizational structure to streamline our operations, we merged our Solution Group segment with our IoT Group segment and revised the information that our chief executive officer, who is also our chief operating decision maker ("CODM"), regularly reviews for purposes of allocating resources and assessing performance. As a result, effective with the beginning of the first quarter of fiscal 2018, we changed our operating and reportable segments from three to two: (1) Software Products, which includes license, subscription and related support revenue (including updates and technical support) for all our products; and (2) Professional Services, which includes consulting, implementation and training services.
Revenue and operating income in Note 10. Segment Information have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Stock Compensation
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. We adopted ASU No. 2016-09 in the first quarter of 2018.
Effective with the adoption, stock-based compensation excess tax benefits or deficiencies are reflected in the Consolidated Statements of Operations as a component of the provision for income taxes when the awards vest or are settled. Previously they were recognized in equity. Upon adoption, under the modified retrospective transition method, we recognized the previously unrecognized excess tax benefits of $37.0 million as increases in deferred tax assets for tax loss carryovers and tax credits, $36.9 million of which were offset by an increase in our U.S. valuation allowance.
Additionally, on our Consolidated Statements of Cash Flows excess tax benefits from stock-based awards will no longer be separately classified as a financing activity apart from other income tax, and will be presented as an operating activity. As a result of the adoption of ASU 2016-09, the Consolidated Statement of Cash Flows for the six months ended April 1, 2017 was adjusted as follows: a $0.1 million increase to net cash provided by operating activities and a $0.1 million decrease to net cash used in financing activities.
Finally, we have elected to account for forfeitures as they occur, rather than estimate expected forfeitures, which resulted in a cumulative effect adjustment of $0.7 million to reduce retained earnings as of October 1, 2017.
Pending Accounting Pronouncements
Derivative Financial Instruments
In August 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-12, "Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities", which amends and simplifies existing guidance to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2018 (our fiscal 2020) including interim reporting periods within those annual reporting periods and early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
Income Taxes
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). The purpose of ASU 2016-16 is to simplify the income tax accounting of an intra-entity transfer of an asset other than inventory and to record its effect when the transfer occurs. The guidance is effective for annual reporting periods beginning after December 15, 2017 (our fiscal 2019) including interim reporting periods within those annual reporting periods and early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements. We expect to record a net deferred tax asset of approximately $77 million upon adoption, primarily relating to deductible amortization of intangible assets in Ireland.  Post adoption, our effective tax rate will no longer include the benefit of this amortization, which is reflected in our effective tax rate reconciliation under the current guidance.
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
While we are continuing to assess the impact of the new standard, we currently believe the most significant impact relates to accounting for our subscription arrangements that include term-based on-premise software licenses bundled with support. Under current GAAP, revenue attributable to these subscription licenses is recognized ratably over the term of the arrangement because VSOE does not exist for the undelivered support element as it is not sold separately. Under the new standard, the requirement to have VSOE for undelivered elements to enable the separation of revenue for the delivered software licenses is eliminated. Accordingly, under the new standard we will be required to recognize as revenue a portion of the subscription fee upon delivery of the software license. We currently expect revenue related to our perpetual licenses and related support contracts, professional services and cloud offerings to remain substantially unchanged. Due to the complexity of certain of our contracts, the actual revenue recognition treatment required under the new standard may be dependent on contract-specific terms and, therefore, may vary in some instances.
Upon implementation of the new standard in fiscal 2019, we expect to make prospective revisions to contract terms with our customers that will result in shortening the initial, non-cancellable term of our multi-year subscriptions to one year for contracts entered into or renewed after October 1, 2018. This change will result in annual contractual periods for most of our software subscriptions, the license portion of which will be recognized at the beginning of each annual contract period upon delivery of the licenses and the support portion of which will be recognized ratably over the one-year contractual period. As a result, we anticipate one year of subscription revenue will be recognized for each contract each year; however, more of the revenue will be recognized in the quarter that the contract period begins and less will be recognized in the subsequent three quarters of the contract than under the current accounting rules.
Under the modified retrospective method, we will evaluate each contract that is ongoing on the adoption date as if that contract had been accounted for under ASU 2014-09 from contract inception. Some license revenue related to subscription arrangements that would have been recognized in future periods under current GAAP will be recast under ASU 2014-09 as if the revenue had been recognized in prior periods. Under this transition method, we will not adjust historical reported revenue amounts. Instead, the revenue that would have been recognized under this method prior to the adoption date will be an adjustment to retained earnings and will not be recognized as revenue in future periods as previously expected. Because we expect that license revenue associated with subscription contracts will be recognized up front instead of over time under ASU 2014-09, we expect some portion of our deferred revenue to be adjusted to retained earnings upon adoption, which we expect will be a material amount. During the first year of adoption, we will record and disclose the amount of this retained earnings adjustment and intend to provide supplemental disclosure of how this revenue would have been recognized under the current rules.
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
2. Deferred Revenue and Related Customer Receivables
Deferred Revenue
Deferred revenue primarily relates to software agreements billed to customers for which the subscription and support services have not yet been provided. The liability associated with performing these subscription and support services is included in deferred revenue and, if not yet paid, the related customer receivable is included in prepaid expenses and other current assets. Billed but uncollected support and subscription-related amounts included in other current assets at March 31, 2018 and September 30, 2017 were $132.1 million and $160.9 million, respectively.
3. Restructuring and Other Charges
Restructuring Charges (Credits)
In fiscal 2016, we initiated a plan to restructure our workforce and consolidate select facilities to reduce our cost structure and to realign our investments with what we believe to be our higher growth opportunities. The actions resulted in total restructuring charges of $84.7 million, primarily associated with termination benefits associated with approximately 800 employees. This restructuring plan is substantially complete.
The following table summarizes restructuring accrual activity for the six months ended March 31, 2018:

	Employee severance and related benefits	Facility closures and related costs	Total
	(in thousands)
October 1, 2017	$1,736	$4,508	$6,244
Credit to operations, net	(395)	(339)	(734)
Cash disbursements	(1,120)	(806)	(1,926)
Foreign exchange impact	22	(47)	(25)
Accrual, March 31, 2018	$243	$3,316	$3,559

The following table summarizes restructuring accrual activity for the six months ended April 1, 2017:

	Employee severance and related benefits	Facility closures and related costs	Total
	(in thousands)
October 1, 2016	$35,177	$1,431	$36,608
Charges to operations, net	2,861	3,888	6,749
Cash disbursements	(28,060)	(880)	(28,940)
Other non-cash charges	—	(260)	(260)
Foreign exchange impact	(1,002)	(6)	(1,008)
Accrual, April 1, 2017	$8,976	$4,173	$13,149
Of the accrual for facility closures and related costs, as of March 31, 2018, $1.9 million is included in accrued expenses and other current liabilities and $1.4 million is included in other liabilities in the Consolidated Balance Sheets. The accrual for facility closures is net of assumed sublease income of $3.4 million. The accrual for employee severance and related benefits is included in accrued compensation and benefits in the Consolidated Balance Sheets.
Other - Headquarters relocation charges
Headquarters relocation charges represent accelerated depreciation expense recorded in anticipation of exiting our current headquarters facility. In 2019, we will be moving into a new worldwide headquarters in the Boston Seaport District, and we will be vacating our current headquarters space. Because our current headquarters lease will not expire until November 2022, we are seeking to sublease that space. If we are unable to sublease our current headquarters space for an amount at least equal to our rent obligations under the current headquarters lease, we will bear overlapping rent obligations for those premises and will be required to record a charge related to any rent shortfall. A charge for such shortfall will be recorded in the earlier of the period that we cease using the space (which will likely occur in the second quarter of our fiscal 2019) or the period we exit the lease contract. Additionally, we will incur other costs associated with the move which will be recorded as incurred. In the second quarter of 2018, we incurred an incremental $1.0 million of accelerated depreciation expense related to shortening the estimated useful lives of leasehold improvements in our current facility.
4. Stock-based Compensation
We measure the cost of employee services received in exchange for restricted stock unit (RSU) awards based on the fair value of RSU awards on the date of grant. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.
Our equity incentive plan provides for grants of nonqualified and incentive stock options, common stock, restricted stock, RSUs and stock appreciation rights to employees, directors, officers and consultants. We award RSUs as the principal equity incentive awards, including performance-based awards that are earned based on achievement of performance criteria established by the Compensation Committee of our Board of Directors. Each RSU represents the contingent right to receive one share of our common stock.
Beginning in the first quarter of 2018, we account for forfeitures as they occur, rather than estimate expected forfeitures.
Our employee stock purchase plan (ESPP), initiated in the fourth quarter of 2016, allows eligible employees to contribute up to 10% of their base salary, up to a maximum of $25,000 per year and subject to other plan limitations, toward the purchase of our common stock at a discounted price. The purchase price of the shares on each purchase date is equal to 85% of the lower of the fair market value of our common stock on the first and last trading days of each offering period. The ESPP is qualified under Section 423 of the Internal Revenue Code. We estimate the fair value of each purchase right under the ESPP on the date of grant using the Black-Scholes option valuation model and use the straight-line attribution approach to record the expense over the six-month offering period.

Restricted stock unit activity for the six months ended March 31, 2018	Shares	Weighted Average Grant Date Fair Value (Per Share)
	(in thousands)
Balance of outstanding restricted stock units October 1, 2017	3,487	$45.57
Granted (1)	1,355	$62.86
Vested	(1,376)	$44.42
Forfeited or not earned	(471)	$51.37
Balance of outstanding restricted stock units March 31, 2018	2,995	$53.03
 _________________
(1) Restricted stock granted includes 184,000 shares from prior period TSR awards that were earned upon achievement of the performance criteria and vested in November 2018.

	Restricted Stock Units
Grant Period	Performance-based RSUs (1)	Service-based RSUs (2)
	(Number of Units in thousands)
First six months of 2018	461	710
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

(2)
The service-based RSUs were granted to employees, our executive officers and our directors. Substantially all service-based RSUs will vest in three substantially equal annual installments on or about the anniversary of the date of grant.

Compensation expense recorded for our stock-based awards was classified in our Consolidated Statements of Operations as follows:

	Three months ended		Six months ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
	(in thousands)
Cost of license and subscription revenue	$408	$314	$821	$607
Cost of support revenue	690	1,355	1,498	2,499
Cost of professional services revenue	1,669	1,539	3,375	2,995
Sales and marketing	5,038	4,130	9,917	7,751
Research and development	3,383	3,951	6,343	6,948
General and administrative	5,838	10,288	13,403	18,765
Total stock-based compensation expense	$17,026	$21,577	$35,357	$39,565
Stock-based compensation expense includes $1.0 million and $2.1 million in the second quarter and first six months of 2018, respectively, and $0.7 million and $1.3 million in the second quarter and first six months of 2017, respectively, related to the ESPP.
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

	Three months ended		Six months ended
Calculation of Basic and Diluted EPS	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
	(in thousands, except per share data)
Net income (loss)	$7,922	$(1,104)	$21,799	$(10,245)
Weighted average shares outstanding—Basic	116,241	115,709	115,986	115,498
Dilutive effect of restricted stock units	1,664	—	1,794	—
Weighted average shares outstanding—Diluted	117,905	115,709	117,780	115,498
Earnings (loss) per share—Basic	$0.07	$(0.01)	$0.19	$(0.09)
Earnings (loss) per share—Diluted	$0.07	$(0.01)	$0.19	$(0.09)

There were no antidilutive shares for the six months ended March 31, 2018. Total antidilutive shares were 1.8 million for the six months ended April 1, 2017. For the six months ended April 1, 2017 the diluted net loss per share is the same as the basic net loss per share as the effects of all our potential common stock equivalents are antidilutive, because we reported a loss for the period.
Common Stock Repurchases
Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors periodically authorizes the repurchase of shares of our common stock. Our Board of Directors has authorized us to repurchase up to $500 million of our common stock from October 1, 2017 through September 30, 2020. We did not repurchase any shares in the second quarter and first six months of either 2018 or 2017. As described in Note 14 - Subsequent Events, in the third quarter of fiscal 2018 we entered into a $100 million accelerated share repurchase agreement. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.
6. Goodwill and Intangible Assets
In 2017, we had three operating and reportable segments: (1) Solutions Group, (2) IoT Group and (3) Professional Services. Effective with the beginning of the first quarter of 2018, we changed our operating and reportable segments from three to two: (1) Software Products and (2) Professional Services. We assess goodwill for impairment at the reporting unit level. Our reporting units are determined based on the components of our operating segments that constitute a business for which discrete financial information is available and for which operating results are regularly reviewed by segment management. Our reporting units are the same as our operating segments.
As of March 31, 2018, goodwill and acquired intangible assets in the aggregate attributable to our Software Products segment was $1,391.0 million and our Professional Services segment was $30.6 million. As of September 30, 2017, goodwill and acquired intangible assets in the aggregate attributable to our Software Products segment was $1,410.0 million and our Professional Services segment was $30.6 million. Acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We evaluate goodwill for impairment in the third quarter of our fiscal year, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting segment below its carrying value. Factors that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period and a reduction of our market capitalization relative to net book value. We completed our annual goodwill impairment review as of July 1, 2017 and we also completed a qualitative assessment of our goodwill by reporting unit prior to the change in our segments described above and concluded that no impairment charge was required as of those dates.
Goodwill and acquired intangible assets consisted of the following:

	March 31, 2018			September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Goodwill (not amortized)			$1,191,603			$1,182,772
Intangible assets with finite lives (amortized) (1):
Purchased software	$365,904	$243,809	$122,095	$362,955	$228,377	$134,578
Capitalized software	22,877	22,877	—	22,877	22,877	—
Customer lists and relationships	362,895	259,569	103,326	359,932	241,554	118,378
Trademarks and trade names	19,270	14,661	4,609	19,138	14,186	4,952
Other	4,096	4,096	—	4,030	4,030	—
	$775,042	$545,012	$230,030	$768,932	$511,024	$257,908
Total goodwill and acquired intangible assets			$1,421,633			$1,440,680
(1) The weighted-average useful lives of purchased software, customer lists and relationships, and trademarks and trade names with a remaining net book value are 9 years, 10 years, and 10 years, respectively.
Goodwill
Changes in goodwill presented by reportable segments were as follows:

	Software Products	Professional Services	Total
	(in thousands)
Balance, October 1, 2017	$1,152,917	$29,855	$1,182,772
Acquisition	4,350	—	4,350
Foreign currency translation adjustment	4,368	113	4,481
Balance, March 31, 2018	$1,161,635	$29,968	$1,191,603
Amortization of Intangible Assets
The aggregate amortization expense for intangible assets with finite lives was classified in our Consolidated Statements of Operations as follows:

	Three months ended		Six months ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
	(in thousands)
Amortization of acquired intangible assets	$7,895	$7,946	$15,716	$16,013
Cost of license and subscription revenue	6,556	6,389	13,231	12,777
Total amortization expense	$14,451	$14,335	$28,947	$28,790
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
The fair value of our contingent consideration arrangements is determined based on our evaluation of the probability and amount of any earn-out that will be achieved based on expected future performances by the acquired entities. These arrangements are classified within Level 3 of the fair value hierarchy.
Our significant financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and September 30, 2017 were as follows:

	March 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Cash equivalents	$82,291	$—	$—	$82,291
Marketable securities
Certificates of deposit	—	219	—	219
Corporate notes/bonds	52,650	—	—	52,650
U.S. government agency securities	—	2,395	—	2,395
Forward contracts	—	827	—	827
	$134,941	$3,441	$—	$138,382
Financial liabilities:
Contingent consideration related to acquisitions	$—	$—	$6,743	$6,743
Forward contracts	—	4,837	—	4,837
	$—	$4,837	$6,743	$11,580

	September 30, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Cash equivalents	$49,845	$—	$—	$49,845
Marketable securities
Certificates of deposit	—	240	—	240
Corporate notes/bonds	47,673	—	—	47,673
U.S. government agency securities	—	2,402	—	2,402
Forward contracts	—	1,163	—	1,163
	$97,518	$3,805	$—	$101,323
Financial liabilities:
Contingent consideration related to acquisitions	$—	$—	$8,400	$8,400
Forward contracts	—	4,347	—	4,347
	$—	$4,347	$8,400	$12,747

Changes in the fair value of Level 3 contingent consideration liability associated with our acquisitions were as follows:

	Contingent Consideration
	(in thousands)
	Kepware	Other	Total
Balance, October 1, 2017	$8,400	$—	$8,400
Addition to contingent consideration	—	2,100	2,100
Payment of contingent consideration	(3,757)	—	(3,757)
Balance, March 31, 2018	$4,643	$2,100	$6,743

	Contingent Consideration
	(in thousands)
	ColdLight	Kepware	Total
Balance, October 1, 2016	$2,500	$17,070	$19,570
Change in present value of contingent consideration	—	148	148
Payment of contingent consideration	(1,250)	(1,800)	(3,050)
Balance, April 1, 2017	$1,250	$15,418	$16,668
 In the Consolidated Balance Sheet as of March 31, 2018, $5.7 million of the contingent consideration liability is included in accrued expenses and other current liabilities with the remaining $1.1 million in other liabilities.
Of the $3.8 million payments in the first six months of 2018, $3.2 million represents the fair value of the liabilities recorded at the acquisition date and is included in financing activities in the Consolidated Statements of Cash Flows. Of the $3.1 million payments in the first six months of 2017, $2.7 million represents the fair value of the liabilities recorded at the acquisition date and is included in financing activities in the Consolidated Statements of Cash Flows.
In connection with our acquisition of Kepware, the former shareholders were eligible to receive additional consideration of up to $18.0 million, which was contingent on the achievement of certain Financial Performance, Product Integration and Business Integration targets (as defined in the Stock Purchase Agreement) within 24 months from April 1, 2016. If such targets were achieved within the defined 12 month, 18 month and 24 month earn-out periods, the consideration corresponding to each target would be earned and payable in cash. The estimated undiscounted range of outcomes for the contingent consideration was $16.9 million to $18.0 million at the acquisition date. As of March 31, 2018, our estimate of the liability was $4.6 million, net of $13.4 million in payments made since the date of acquisition.
8. Marketable Securities
The amortized cost and fair value of marketable securities as of March 31, 2018 and September 30, 2017 were as follows:

	March 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Certificates of deposit	$220	$—	$(1)	$219
Corporate notes/bonds	53,225	—	(575)	52,650
U.S. government agency securities	2,408	—	(13)	2,395
	$55,853	$—	$(589)	$55,264

	September 30, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Certificates of deposit	$240	$—	$—	$240
Corporate notes/bonds	47,811	2	(140)	47,673
U.S. government agency securities	2,407	—	(5)	2,402
	$50,458	$2	$(145)	$50,315
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
We review our investments to identify and evaluate investments that have an indication of possible impairment. We concluded that, at March 31, 2018, the unrealized losses were temporary. The following tables summarize the fair value and gross unrealized losses aggregated by category and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2018 and September 30, 2017.

	March 31, 2018
	Less than twelve months		Greater than twelve months		Total
	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss
	(in thousands)
Certificates of deposit	$219	$(1)	$—	$—	$219	$(1)
Corporate notes/bonds	30,712	(413)	21,938	(162)	52,650	(575)
U.S. government agency securities	—	—	2,395	(13)	2,395	(13)
	$30,931	$(414)	$24,333	$(175)	$55,264	$(589)

	September 30, 2017
	Less than twelve months		Greater than twelve months		Total
	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss
	(in thousands)
Certificates of deposit	$240	$—	$—	$—	$240	$—
Corporate notes/bonds	15,254	(43)	28,885	(97)	44,139	(140)
U.S. government agency securities	—	—	2,402	(5)	2,402	(5)
	$15,494	$(43)	$31,287	$(102)	$46,781	$(145)

The following table presents our available-for-sale marketable securities by contractual maturity date as of March 31, 2018 and September 30, 2017.

	March 31, 2018		September 30, 2017
	Amortized cost	Fair value	Amortized cost	Fair value
	(in thousands)		(in thousands)
Due in one year or less	$22,772	$22,636	$18,274	$18,244
Due after one year through three years	33,081	32,628	32,184	32,071
	$55,853	$55,264	$50,458	$50,315
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
As of March 31, 2018 and September 30, 2017, we had outstanding forward contracts with notional amounts equivalent to the following:

Currency Hedged	March 31, 2018	September 30, 2017
	(in thousands)
Canadian / U.S. Dollar	$7,500	$12,809
Swiss Franc / Euro	—	7,157
Swiss Franc / U.S. Dollar	13,135	605
Chinese Yuan offshore / Euro	—	10,423
Euro / U.S. Dollar	320,627	244,000
Japanese Yen / Euro	18,864	17,694
Israeli Shekel / U.S. Dollar	6,684	8,820
Japanese Yen / U.S. Dollar	5,611	3,198
Swedish Krona / U.S. Dollar	12,619	4,627
Danish Krona / U.S. Dollar	4,629	1,743
Brazilian Real / U.S. Dollar	3,117	—
All other	8,725	7,443
Total	$401,511	$318,519
The following table shows the effect of our non-designated hedges in the Consolidated Statements of Operations for the three and six months ended March 31, 2018 and April 1, 2017:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income	Net realized and unrealized gain or (loss) (excluding the underlying foreign currency exposure being hedged)
		Three months ended		Six months ended
		March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
(in thousands)
Forward Contracts	Interest income and other expense, net	$2,435	$238	$3,022	$(8,091)
In the three and six months ended March 31, 2018, foreign currency losses, net were $1.8 million and $3.2 million, respectively. In the three and six months ended April 1, 2017, foreign currency losses, net were$1.0 million and $2.5 million, respectively.
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
Cash flow hedge relationships are designated at inception, and effectiveness is assessed prospectively and retrospectively using regression analysis on monthly. As the forward contracts are highly effective in offsetting changes to future cash flows on the hedged transactions, we record the effective portion of changes in these cash flow hedges in accumulated other comprehensive income and subsequently reclassify it into earnings in the period during which the hedged transactions are recognized in earnings. Changes in the fair value of foreign exchange forward contracts due to changes in time value are included in the assessment of effectiveness. Our derivatives are not subject to any credit contingent features. We manage credit risk with counterparties by trading among several counterparties and we review our counterparties’ credit at least quarterly.
As of March 31, 2018 and September 30, 2017, we had outstanding forward contracts designated as cash flow hedges with notional amounts equivalent to the following:

Currency Hedged	March 31, 2018	September 30, 2017
	(in thousands)
Euro / U.S. Dollar	$55,744	$64,831
Japanese Yen / U.S. Dollar	20,077	22,675
SEK / U.S. Dollar	15,116	14,091
Total	$90,937	$101,597
The following table shows the effect of our derivative instruments designated as cash flow hedges in the Consolidated Statements of Operations for the three and six months ended March 31, 2018 and April 1, 2017 (in thousands):

Derivatives Designated as Hedging Instruments	Gain or (Loss) Recognized in OCI-Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income-Effective Portion	Gain or (Loss) Reclassified from OCI into Income-Effective Portion		Location of Gain or (Loss) Recognized-Ineffective Portion	Gain or (Loss) Recognized-Ineffective Portion
	Three months ended			Three months ended			Three months ended
	March 31, 2018	April 1, 2017		March 31, 2018	April 1, 2017		March 31, 2018	April 1, 2017
Forward Contracts	$(2,339)	$(589)	Subscription, support and license revenue	$(1,728)	$567	Interest income and other expense, net	$(16)	$(4)

	Six months ended			Six months ended			Six months ended
	March 31, 2018	April 1, 2017		March 31, 2018	April 1, 2017		March 31, 2018	April 1, 2017
Forward Contracts	$(3,382)	$2,882	Subscription, support and license revenue	$(2,382)	$974	Interest income and other expense, net	$(35)	$5

As of March 31, 2018, we estimated that all amounts reported in accumulated other comprehensive income will be reclassified to income within the next twelve months.
If an underlying forecast transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge would be immediately reclassified to interest income and other expense, net on the Consolidated Statements of Operations. For the three and six months ended March 31, 2018 and April 1, 2017, there were no such gains or losses.
The following table shows our derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheets:

	Fair Value of Derivatives Designated As Hedging Instruments		Fair Value of Derivatives Not Designated As Hedging Instruments
	March 31, 2018	September 30, 2017	March 31, 2018	September 30, 2017
	(in thousands)		(in thousands)
Derivative assets (1):
Forward Contracts	$296	$540	$531	$623
Derivative liabilities (2):
Forward Contracts	$3,119	$2,352	$1,718	$1,995
(1) As of March 31, 2018, $827 thousand current derivative assets are recorded in other current assets, in the Consolidated Balance Sheets. As of September 30, 2017, $1,128 thousand current derivative assets are recorded in other current assets, and $35 thousand long-term derivative assets are recorded in other assets in the Consolidated Balance Sheets.

(2) As of March 31, 2018, $4,837 thousand current derivative liabilities are recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheets. As of September 30, 2017, $4,329 thousand current derivative liabilities are recorded in accrued expenses and other current liabilities, and $18 thousand long term derivative liabilities are recorded in other liabilities in the Consolidated Balance Sheets.

Offsetting Derivative Assets and Liabilities
We have entered into master netting arrangements that allow net settlements under certain conditions. Although netting is permitted, it is currently our policy and practice to record all derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets.
The following table sets forth the offsetting of derivative assets as of March 31, 2018:

	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of March 31, 2018	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Forward Contracts	$827	$—	$827	$(827)	$—	$—

The following table sets forth the offsetting of derivative liabilities as of March 31, 2018:

	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of March 31, 2018	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
Forward Contracts	$4,837	$—	$4,837	$(827)	$—	$4,010

10. Segment Information
Effective with the beginning of fiscal 2018, we changed our segments, see Note 1. Basis of Presentation for additional information. We operate within a single industry segment -- computer software and related services. Operating segments as defined under GAAP are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our President and Chief Executive Officer. We have two operating and reportable segments: (1) Software Products, which includes license, subscription and related support revenue (including updates and technical support) for all our products; and (2) Professional Services, which includes consulting, implementation and training services. We do not allocate sales & marketing or general and administrative expense to our operating segments as these activities are managed on a consolidated basis. Additionally, segment profit does not include stock-based compensation, amortization of intangible assets, restructuring charges and certain other identified costs that we do not allocate to the segments for purposes of evaluating their operational performance.
The revenue and profit attributable to our operating segments are summarized below. We do not produce asset information by reportable segment; therefore, it is not reported.

	Three months ended		Six months ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
	(in thousands)
Software Products
Revenue	$262,453	$234,870	$527,643	$475,089
Operating Costs (1)	97,306	88,832	196,995	178,871
Profit	165,147	146,038	330,648	296,218

Professional Services
Revenue	45,430	45,170	86,884	91,278
Operating Costs (2)	35,909	37,269	70,689	75,093
Profit	9,521	7,901	16,195	16,185

Total segment revenue	307,883	280,040	614,527	566,367
Total segment costs	133,215	126,101	267,684	253,964
Total segment profit	174,668	153,939	346,843	312,403

Unallocated operating expenses:
Sales and marketing expenses	93,292	83,647	187,728	170,716
General and administrative expenses	27,382	25,957	54,814	54,007
Restructuring and headquarters relocation charges, net	114	464	219	6,749
Intangibles amortization	14,451	14,335	28,947	28,790
Stock-based compensation	17,026	21,577	35,357	39,565
Other unallocated operating expenses (3)	37	446	(60)	502
Total operating income	22,366	7,513	39,838	12,074

Interest expense	(10,379)	(11,725)	(20,426)	(22,040)
Interest income and other expense, net	(441)	3,156	(1,395)	2,407
Income (loss) before income taxes	$11,546	$(1,056)	$18,017	$(7,559)
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

11. Income Taxes
In the second quarter and first six months of 2018, our effective tax rate was 31% on pre-tax income of $11.5 million, and (21)% on pre-tax income of $18.0 million, respectively, compared to (5)% on a pre-tax loss of $1.1 million, and (36)% on a pre-tax loss of $7.6 million in the second quarter and first six months of 2017, respectively. In the first six months of 2018 and 2017, our effective tax rate was lower than the statutory federal income tax rates (21% and 35%, respectively) due to U.S. tax reform, as described below, and our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland. In 2018 and 2017, the foreign rate differential predominantly relates to these Irish earnings. Our foreign rate differential in 2018 and 2017 includes the continuing rate benefit from a business realignment completed on September 30, 2014 in which intellectual property was transferred between two wholly-owned foreign subsidiaries. For the second quarter and first six months of 2018 and 2017, this realignment resulted in tax benefits of approximately $7 million and $9 million, and $4 million and $12 million, respectively.

On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, (the "Tax Act"), which significantly changed existing U.S. tax laws by a reduction of the corporate tax rate, the implementation of a new system of taxation for non-U.S. earnings, the imposition of a one-time tax on the deemed repatriation of undistributed earnings of non-U.S. subsidiaries, and by the expansion of the limitations on the deductibility of executive compensation and interest expense. As we have a September 30 fiscal year-end, there is a blended U.S. statutory federal rate of approximately 24.5% for our fiscal year ending September 30, 2018 and 21% for subsequent fiscal years. The Tax Act also provides that net operating losses generated in years ending after December 31, 2017 will be carried forward indefinitely and can no longer be carried back, and that net operating losses generated in years beginning after December 31, 2017 can only reduce taxable income by up to 80% when utilized in a future period.
We estimate no federal income taxes payable as a result of the deemed repatriation of undistributed earnings as we estimate that the tax will be offset by a combination of current year losses and existing attributes which had a full valuation allowance recorded against the related deferred tax assets. In the first six months of 2018, we recorded a reasonable estimate of state income taxes payable on the deemed repatriation of $7.1 million.  We also recorded a deferred tax benefit of $14.1 million as a reasonable estimate of the impact of the Tax Act on our net U.S. deferred income tax balances. This was primarily attributable to the reduction of the federal tax rate on the net deferred tax liability in the U.S., and the ability to realize net operating losses from the reversal of existing deferred tax assets which can now be carried forward indefinitely and can therefore be netted against deferred tax liabilities for indefinite lived intangible assets.
We are continuing to assess the effects of the Tax Act on our indefinite reinvestment assertion and the realizability of our U.S. deferred tax assets. We are not able to make reasonable estimates at this time of the effects of certain provisions of the Tax Act that will apply to us beginning in our fiscal year ended September 30, 2019, including the Global Intangible Low Tax Income tax (the "GILTI" tax).
The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from the above estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, actions taken by U.S. state governments and taxing authorities in response to the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates we have utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign currency exchange rates of foreign subsidiaries. The Securities Exchange Commission has issued rules that allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments by the end of our current fiscal year ending September 30, 2018.
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
As of March 31, 2018 and September 30, 2017, we had unrecognized tax benefits of $14.3 million and $14.8 million, respectively. If all our unrecognized tax benefits as of March 31, 2018 were to become recognizable in the future, we would record a benefit to the income tax provision of $14.3 million, which would be partially offset by an increase in the U.S. valuation allowance of $3.9 million.
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

In the fourth quarter of 2016, we received an assessment of approximately $12 million from the tax authorities in Korea.  The assessment relates to various tax issues but primarily to foreign withholding taxes. We have appealed and intend to vigorously defend our positions. We believe that upon completion of a multi-level appeal process it is more likely than not that our positions will be sustained.  Accordingly, we have not recorded a tax reserve for this matter. We paid this assessment in the first quarter of 2017 and have recorded the amount in other assets, pending resolution of the appeal process.
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
12. Debt
At March 31, 2018 and September 30, 2017, we had the following long-term debt obligations:

	March 31, 2018	September 30, 2017
	(in thousands)
6.000% Senior notes due 2024	$500,000	$500,000
Credit facility revolver	148,125	218,125
Total debt	648,125	718,125
Unamortized debt issuance costs for the Senior notes (1)	(5,288)	(5,719)
Total debt, net of issuance costs (2)	$642,837	$712,406
(1) Unamortized debt issuance costs related to the credit facility were $1.5 million and $2.0 million as of March 31, 2018 and September 30, 2017, respectively, and were included in other assets.
(2) As of March 31, 2018 and September 30, 2017 all debt was included in long-term debt.
Senior Notes
In May 2016, we issued $500 million in aggregate principal amount of 6.0% senior, unsecured long-term debt at par value, due in 2024. We used the net proceeds from the sale of the notes to repay a portion of our outstanding revolving loan under our current credit facility. Interest is payable semi-annually on November 15 and May 15. The debt indenture includes covenants that limit our ability to, among other things, incur additional debt, grant liens on our properties or capital stock, enter into sale and leaseback transactions or asset sales, and make capital distributions. We were in compliance with all the covenants as of March 31, 2018.
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
As of March 31, 2018, the total estimated fair value of the Notes was approximately $526.3 million, based on quoted prices for the notes on that date.
Credit Agreement
In November 2015, we entered into a multi-currency credit facility with a syndicate of sixteen banks for which JPMorgan Chase Bank, N.A. acts as Administrative Agent. We use the credit facility for general corporate purposes, including acquisitions of businesses, share repurchases and working capital requirements. As of March 31, 2018, the fair value of our credit facility approximates its book value.
The credit facility consists of a $600 million revolving loan commitment. The loan commitment may be increased by an additional $500 million (in the form of revolving loans or term loans, or a combination thereof) if the existing or additional lenders are willing to make such increased commitments. The revolving loan commitment does not require amortization of principal and may be repaid in whole or in part prior to the scheduled maturity date at our option without penalty or premium. The credit facility matures on September 15, 2019, when all remaining amounts outstanding will be due and payable in full.
PTC and certain eligible foreign subsidiaries may borrow under the credit facility. Any borrowings by PTC Inc. under the credit facility would be guaranteed by PTC Inc.’s material domestic subsidiaries that become parties to the subsidiary guaranty, if any. As of the filing of this Form 10-Q, there are no subsidiary guarantors of the obligations under the credit facility. Any borrowings by eligible foreign subsidiary borrowers would be guaranteed by PTC Inc. and any subsidiary guarantors.  In addition, PTC's and certain of its material domestic subsidiaries' owned property (including equity interests) is subject to first priority perfected liens in favor of the lenders of this credit facility. 100% of the voting equity interests of certain of PTC’s domestic subsidiaries and 65% of its material first-tier foreign subsidiaries are pledged as collateral for the obligations under the credit facility.
As of March 31, 2018, we had $148.1 million in loans outstanding under the credit facility. Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by PTC as described below. As of March 31, 2018, the annual interest rate for borrowings outstanding was 3.25%. Interest rates on borrowings outstanding under the credit facility range from 1.25% to 1.75% above an adjusted LIBO rate for Euro currency borrowings or would range from 0.25% to 0.75% above the defined base rate (the greater of the Prime Rate, the FRBNY rate plus 0.5%, or an adjusted LIBO rate plus 1%) for base rate borrowings, in each case based upon PTC’s total leverage ratio. Additionally, PTC may borrow certain foreign currencies at rates set in the same range above the respective London interbank offered interest rates for those currencies, based on PTC’s total leverage ratio. A quarterly commitment fee on the undrawn portion of the credit facility is required, ranging from 0.175% to 0.30% per annum based upon PTC’s total leverage ratio.
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

As of March 31, 2018, our total leverage ratio was 2.14 to 1.00, our senior secured leverage ratio was 0.52 to 1.00 and our fixed charge coverage ratio was 7.51 to 1.00 and we were in compliance with all financial and operating covenants of the credit facility.
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

Legal Proceedings
We are subject to various other legal proceedings and claims that arise in the ordinary course of business. We do not believe that resolving the legal proceedings and claims that we are currently subject to will have a material adverse impact on our financial condition, results of operations or cash flows. However, the results of legal proceedings cannot be predicted with certainty. Should any of these legal proceedings and claims be resolved against us, the operating results for a reporting period could be adversely affected.
Accruals
With respect to legal proceedings and claims, we record an accrual for a contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. For legal proceedings and claims for which the likelihood that a liability has been incurred is more than remote but less than probable, we estimate the range of possible outcomes. As of March 31, 2018, we estimate approximately $1.2 million to $3.4 million in legal proceedings and claims, of which we had accrued $1.2 million.
Accounts Receivable
Accounts receivable as of March 31, 2018 includes an amount invoiced under a multi-year contract for which the period of performance, and related revenue recognized, has spanned a number of years (with no revenue recognized since the first quarter of 2017). The invoiced amount is being disputed by the customer. If we are unable to recover amounts owed through a mutual business resolution, we intend to vigorously pursue collection of the full invoiced amount. If we are unsuccessful in collecting the full invoiced amount, there could be a write-down of accounts receivable and professional services revenue, which could range from $0 to $17.3 million.
Guarantees and Indemnification Obligations
We enter into standard indemnification agreements in the ordinary course of our business. Under such agreements with our business partners or customers, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to our products, as well as claims relating to property damage or personal injury resulting from the performance of services by us or our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. Historically, our costs to defend lawsuits or settle claims relating to such indemnity agreements have been minimal and, accordingly, we believe the estimated fair value of liabilities under these agreements is immaterial.
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

14. Subsequent Events
Borrowings
In April 2018, we borrowed $150 million and subsequently repaid $50 million under our credit facility. The borrowings were made for the repurchase of shares of our common stock and to fund working capital requirements.
Share Repurchases
We resumed our share repurchase program and entered into a $100 million accelerated share repurchase ("ASR") agreement with a major financial institution ("Bank") on April 20, 2018. We used cash from borrowings under our credit facility to make the repurchase.
On April 20, 2018, 951,814 shares were repurchased at the market price of $84.05 per share, totaling $80 million. The remaining $20 million represents the amount held back by the Bank pending final settlement of the ASR. Upon settlement of the ASR, the total shares repurchased by us will equal up to $100 million divided by a share price equal to the average daily volume weighted-average price of our common stock during the term of the ASR program less a fixed per share discount. Final settlement of the ASR will occur no later than June 26, 2018 at the Bank's discretion. All shares repurchased are automatically restored to the status of authorized and unissued.
ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q that are not historic facts, including statements about our second quarter and full fiscal 2018 targets, and other future financial and growth expectations and targets, and anticipated tax rates, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. These risks include: the macroeconomic and/or global manufacturing climates may deteriorate; customers may not purchase our solutions when or at the rates we expect; our businesses, including our Internet of Things (IoT) business, may not expand and/or generate the revenue we expect; foreign currency exchange rates may vary from our expectations and thereby affect our reported revenue and expense; the mix of revenue between license & subscription solutions, support and professional services could be different than we expect, which could impact our EPS results; our transition to subscription-only licensing could adversely affect sales and revenue; sales of our solutions as subscriptions may not have the longer-term effect on revenue and earnings that we expect; customers may not convert support contracts to subscription contracts as we expect; we may be unable to negotiate a financially desirable termination of our current headquarters lease or to sublease our current premises for an amount equal to our rent obligations under the current lease, which would require us to record a charge related to such shortfall, and could adversely affect our cash flow and financial condition; we may be unable to expand our partner ecosystem as we expect and our partners may not generate the revenue we expect; we may be unable to improve performance in Japan when or as we expect; we may be unable to generate sufficient operating cash flow to return 40% of free cash flow to shareholders and other uses of cash, our credit facility limits or other matters could preclude share repurchases. In addition, our assumptions concerning our future GAAP and non-GAAP effective income tax rates are based on estimates and other factors that could change, including the geographic mix of our revenue, expenses and profits, as well as other risks and uncertainties described below throughout or referenced in Part II, Item 1 A. Risk Factors of this report.
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

2018 Strategic Goals

Sustainable Growth	Our goals are predicated on continuing to drive bookings growth both in the high-growth IoT market and in our core CAD and PLM markets.
Expand Subscription Licensing
Our goal is to increase the percentage of licenses sold as subscriptions to increase our recurring revenue. Given the subscription adoption rates we have seen, effective January 1, 2018, new software licenses for our core solutions and ThingWorx solutions are available only by subscription in the Americas and Western Europe. We plan to continue to offer both perpetual and subscription licenses to customers outside the Americas and Western Europe through December 31, 2018, when licenses for our solutions (excluding Kepware) will be available only by subscription in most countries.

Cost Controls and Margin Expansion
Our goal is to drive continued margin expansion over the long term. We continue to proactively manage our cost structure and invest in what we believe are high return opportunities in our business. We expect to deliver continued operating margin expansion in 2018, and we expect further margin expansion in 2019 and beyond, as we realize the compounding benefit of our maturing subscription business.

Operating and Non-GAAP Financial Measures
Our discussion of results includes discussion of our operating measures (including “license and subscription bookings” and other subscription-related measures) and non-GAAP financial measures. Our operating measures and non-GAAP financial measures, including the reasons we use those measures, are described below in Results of Operations - Operating Measures and Results of Operations - Non-GAAP Financial Measures, respectively. You should read those sections to understand those operating and non-GAAP financial measures.
Executive Overview
We continued to make important strides against our major strategic initiatives during the quarter. Total revenue for the quarter was up 10% over the year-ago period and was the fifth consecutive quarter of total revenue growth since launching our subscription program at the beginning of fiscal 2016. Software revenue in the second quarter of 2018 grew 12% over the second quarter of 2017 despite a 700 basis points increase in subscription mix year over year. Recurring revenue was up 15% compared to the second quarter of 2017, representing approximately 91% of our software revenue in the second quarter of 2018, up from 88% a year ago. Our revenue results reflect the compounding effect of subscription licenses as subscription revenue recurs and new subscription revenue is added in the year. Operating margin for the quarter increased 460 basis points over the second quarter of 2017 to 7%. Non-GAAP operating margin in the second quarter of 2018 was 18%, compared to 16% in the second quarter of 2018. Our operating margin results are primarily due to the increase in revenue in the period.

	Three months ended			Constant Currency Change	Six months ended			Constant Currency Change
	March 31, 2018	April 1, 2017			March 31, 2018	April 1, 2017
Revenue			Change				Change
	(in millions)
Subscription	$112.9	$65.8	72%	64%	$212.9	$120.1	77%	72%
Support	126.7	141.7	(11)%	(15)%	257.9	293.2	(12)%	(15)%
Total recurring revenue	239.6	207.5	15%	10%	470.8	413.3	14%	10%
Perpetual license	22.8	27.4	(17)%	(20)%	56.8	61.8	(8)%	(12)%
Total subscription, support and license revenue	262.5	234.9	12%	7%	527.6	475.1	11%	7%
Professional services	45.4	45.2	1%	(7)%	86.9	91.3	(5)%	(10)%
Total revenue	$307.9	$280.0	10%	5%	$614.5	$566.4	9%	4%

	Three months ended			Six months ended
Earnings Measures	March 31, 2018	April 1, 2017	Change	March 31, 2018	April 1, 2017	Change

Operating Margin	7.3%	2.7%		6.5%	2.1%
Earnings (Loss) Per Share	$0.07	$(0.01)	804%	$0.19	$(0.09)	309%
Non-GAAP Operating Margin(1)	17.6%	16.0%		17.1%	15.7%
Non-GAAP Earnings Per Share(1)	$0.34	$0.30	14%	$0.64	$0.56	15%
(1) Non-GAAP measures are reconciled to GAAP results under Results of Operations - Non-GAAP Financial Measures below.
The increase in operating margin in the second quarter and first six months of 2018 is attributable to growth in license and subscription bookings over the past two years and the compounding benefit of the subscription model. Higher revenue, despite planned increases in sales and marketing and research and development expenses, contributed to the margin growth. Additionally, restructuring charges were $1.3 million and $7.5 million lower for the second quarter and first six months of 2018, respectively compared to the second quarter and first six months of 2017.
We ended the quarter with cash, cash equivalents and marketable securities of $355 million. We generated $136 million of cash from operations in the first six months of 2018. During the quarter we repaid $100 million of debt. At March 31, 2018, the balance outstanding under our credit facility was $148 million and total debt outstanding was $643 million, net of deferred financing fees. After the quarter end we borrowed $100 million, net of repayments, to finance a $100 million accelerated stock repurchase with an initial delivery of 80% of the shares to be repurchased. We expect the repurchase will be completed in our third quarter ending June 30, 2018.
Operating Measures
We provide these measures to help investors understand the progress of our subscription transition. These measures are not necessarily indicative of revenue for the period or any future period.
License and Subscription Bookings
License and subscription bookings for the second quarter of 2018 were $99 million, up 4% (relatively flat on a constant currency basis) compared to the second quarter of 2017, a tough comparison, primarily driven by the timing of large deals. License and subscription bookings in the second quarter of 2018 came predominantly from our base business, with very few large deals (those with license and subscription bookings of over $1 million) in the quarter. The number and size of large deals in a quarter can significantly affect our quarterly license and subscription bookings. On a year-to-date basis, license and subscription bookings were $203 million, up 10% over the first six months of 2017. For the first six months of 2018 we saw continued strength in license and subscription bookings across the product portfolio, particularly from PLM, CAD, and IoT (when adjusted for an eight-figure booking in the first quarter of 2017), which all grew at or above our estimated market growth rates. In the second quarter, SLM, which has been performing below expectations in recent quarters, posted solid license and subscription bookings. Additionally, our global channel continues to perform well, growing license and subscription bookings in double-digits for the ninth consecutive quarter.
Subscription bookings as a percentage of license and subscription bookings increased in the first half of 2018 in part due to customers finding our subscription license offerings more attractive than our perpetual license and support offerings, our incentive plans that are designed to drive subscription sales and the fact that we began offering our software (other than Kepware) only by subscription in the Americas and Western Europe at the beginning of our second quarter of 2018. Subscription license bookings also increased due to support contract conversion and channel program incentives we offered in the first half of 2018. We have further significant opportunities to convert support contracts to subscriptions.
Americas license and subscription bookings grew 19% and 7% in the second quarter and the first half of 2018 compared to the year-ago periods. European license and subscription bookings declined 13% (23% constant currency) in the second quarter of 2018 compared to the year-ago period, due to timing of large deals across the year, but increased 9% (down 1% constant currency) for the first half of 2018 compared to 26% constant currency growth in the first half of 2017 (a difficult compare). Asia Pacific license and subscription bookings grew 7% (1% constant currency) and 15% (9% constant currency) in the second quarter and the first half of 2018 compared to the year-ago periods driven by solid performance in China, Taiwan and Korea.
Subscription ACV
Subscription ACV increased 15% over the second quarter of 2017 to $38.5 million. The increase in subscription ACV is primarily due to strong subscription bookings in the quarter. The subscription mix increased year over year to 78% of total bookings. Both these measures are tied to the increase in bookings discussed above.
Annualized Recurring Revenue (ARR)
ARR was approximately $961 million for the second quarter of 2018, which increased 15% ($127 million) year over year and grew 4% ($34 million) sequentially.
Deferred Revenue and Backlog (Unbilled Deferred Revenue)
Deferred revenue primarily relates to software agreements invoiced to customers for which the revenue has not yet been recognized. Unbilled deferred revenue is the aggregate of contractually committed orders for license, subscription and support for which the associated revenue has not been recognized and the customer has not been invoiced. We generally do not invoice prior to the contractual subscription start date and for multi-year contracts we generally invoice annually. We do not record unbilled deferred revenue on our Consolidated Balance Sheet. When we invoice the customer, we record it as deferred revenue (billed).

	March 31, 2018	September 30, 2017	April 1, 2017
	(Dollar amounts in millions)
Deferred revenue (billed)	$498	$459	$492
Unbilled deferred revenue	765	633	389
Total	$1,263	$1,092	$881
Total billed and unbilled deferred revenue increased 43% year-over-year and 8% compared to the first quarter of 2018 (sequentially). Billed deferred revenue grew 1% year-over-year and 16% sequentially, due to the timing of billings in the year. Recurring revenue billings on April 1, which were included in the second quarter of 2017 but not in the second quarter of 2018, were approximately $79 million in 2018. Unbilled deferred revenue grew 97% year-over-year and 4% sequentially. The average contract duration has remained approximately 2 years for new subscription contracts.
We expect that the amount of unbilled deferred revenue and billed deferred revenue will change from quarter to quarter due to the specific timing, duration and size of large customer subscription and support agreements, varying billing cycles of such agreements, the specific timing of customer renewals, the timing of our fiscal quarter ends, foreign currency fluctuations and the timing of when revenue is recognized.
Results of Operations
The following table shows the financial measures that we consider the most significant indicators of the performance of our business. Results include combined software revenue from direct sales and our reseller channel. In addition to operating income, operating margin, and diluted earnings per share as calculated under GAAP, the table also includes non-GAAP operating income, non-GAAP operating margin, and non-GAAP diluted earnings per share for the reported periods. We discuss the non-GAAP measures in detail, including items excluded from the measures, and provide a reconciliation to the comparable GAAP measures under Non-GAAP Financial Measures below.

	Three months ended		Percent Change 2017 to 2018		Six months ended		Percent Change 2017 to 2018
	March 31, 2018	April 1, 2017	Actual	Constant Currency	March 31, 2018	April 1, 2017	Actual	Constant Currency
	(Dollar amounts in millions, except per share data)
Subscription	$112.9	$65.8	72%	64%	$212.9	$120.1	77%	72%
Support	126.7	141.7	(11)%	(15)%	257.9	293.2	(12)%	(15)%
Total recurring revenue	239.6	207.5	15%	10%	470.8	413.3	14%	10%
Perpetual license	22.8	27.4	(17)%	(20)%	56.8	61.8	(8)%	(12)%
Total subscription, support and license revenue	262.5	234.9	12%	7%	527.6	475.1	11%	7%
Professional services	45.4	45.2	1%	(7)%	86.9	91.3	(5)%	(10)%
Total revenue	307.9	280.0	10%	5%	614.5	566.4	9%	4%
Total cost of revenue	83.6	81.8	2%		166.6	163.9	2%
Gross margin	224.3	198.2	13%		447.9	402.4	11%
Operating expenses	201.9	190.7	6%		408.1	390.3	5%
Total costs and expenses	285.5	272.5	5%	1%	574.7	554.3	4%	1%
Operating income	22.4	7.5	198%	131%	$39.8	$12.1	230%	244%
Non-GAAP operating income (1)	$54.3	$45.0	21%	8%	$105.0	$89.3	18%	10%
Operating margin	7.3%	2.7%			6.5%	2.1%
Non-GAAP operating margin (1)	17.6%	16.0%			17.1%	15.7%
Diluted earnings (loss) per share	$0.07	$(0.01)			$0.19	$(0.09)
Non-GAAP diluted earnings per share (2)	$0.34	$0.30			$0.64	$0.56
Cash flow from operations (3)	$111.1	$76.4			$136.3	$28.6

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

(3) Cash flow from operations for the six months ended March 31, 2018 includes $1.9 million of restructuring payments. Cash flow from operations for the six months ended April 1, 2017 includes $28.9 million of restructuring payments, a $12 million payment related to a Korea tax audit, and $1.2 million of legal settlement payments.

Impact of Foreign Currency Exchange on Results of Operations
Approximately two-thirds of our revenue and half of our expenses are transacted in currencies other than the U.S. Dollar. Because we report our results of operations in U.S. Dollars, currency translation, particularly changes in the Euro, Yen, Shekel, and Rupee relative to the U.S. Dollar, affects our reported results. If actual results for the second quarter and first six months of 2018 had been converted into U.S. Dollars based on the foreign currency exchange rates in effect for the second quarter and first six months of 2017, revenue would have been lower by $17.3 million and $26.2 million, respectively, costs and expenses would have been lower by $9.5 million and $14.8 million, respectively, and operating income would have been lower by $7.8 million and $11.4 million, respectively. Our constant currency disclosures are calculated by multiplying the actual results for the first six months of 2018 by the exchange rates in effect for the comparable period of 2017 excluding the effect of any hedging.
Revenue
We discuss our revenue results by line of business, by product group and by geographic region below.

Revenue by Line of Business

% of Total Revenue 2017 YTD

21%
52%
11%
16%
Subscription
Support
Perpetual License
Professional Services

% of Total Revenue 2018 YTD

35%
42%
9%
14%
Subscription
Support
Perpetual License
Professional Services

Software
Software revenue consists of subscription, support, and perpetual license revenue. Subscription revenue is comprised of time-based licenses whereby customers use our software and receive related support for a specified term, and for which revenue is recognized ratably over the term of the contract. Support revenue is comprised of contracts to maintain new and/or previously purchased perpetual licenses, for which revenue is recognized ratably over the term of the contract. Perpetual licenses are a perpetual right to use the software, for which revenue is generally recognized up front upon shipment to the customer. Our subscription revenue includes an immaterial amount of Software as a Service (SaaS) and cloud services for which revenue is generally recognized ratably over the term of the contract.
As our mix of subscription sales relative to perpetual license sales has increased, perpetual license revenue and support revenue have declined and are expected to continue to decline as customers purchase our solutions as subscriptions and convert existing perpetual licenses with support contracts to subscriptions. As our subscription business matures, recurring software revenue growth is expected to accelerate due to the compounding benefit of a subscription business model.
Professional Services
Consulting and training services engagements typically result from sales of new licenses; revenue is recognized over the term of the engagement. Professional services revenue was up 1% (down 7% constant currency) in the second quarter and down 5% (down 10% constant currency) for the first six months of 2018 compared to the year ago periods. These results are in line with our expectation that professional services revenue will trend flat-to-down over time due to our strategy to expand margins by migrating more services engagements to our partners and delivering products that require less consulting and training services.

Revenue by Product Group

	Three months ended				Six months ended
			Percent Change				Percent Change
	March 31, 2018	April 1, 2017	Actual	Constant Currency	March 31, 2018	April 1, 2017	Actual	Constant Currency
	(Dollar amounts in millions)
Solutions Products
Software revenue	233.6	213.1	10%	4%	472.3	431.9	9%	6%
Professional services	41.4	43.3	(4)%	(11)%	80.3	87.0	(8)%	(13)%
Total revenue	$275.0	$256.5	7%	2%	$552.7	$518.9	7%	2%
IoT Products
Software revenue	28.9	21.7	33%	30%	55.3	43.2	28%	26%
Professional services	4.0	1.8	119%	107%	6.6	4.3	53%	47%
Total revenue	$32.9	$23.5	40%	36%	$61.9	$47.5	30%	28%

Solutions Group
Software revenue for the second quarter and first six months of 2018 increased over the second quarter and first six months of 2017 as a result of strong CAD, PLM and global channel license and subscription bookings over the past two years. Subscription sales have increased in part due to our support conversion programs we have been offering over the past few years. Recurring software revenue grew 14% and 12% in the second quarter and first six months of 2018, respectively, over the second quarter and first six months of 2017, and has grown double-digits for five consecutive quarters.
Professional services revenue for the second quarter and first six months of 2018 declined compared to the second quarter and first six months of 2017 due to our strategy to limit the amount of professional services we provide.
IoT Group
Software revenue for the second quarter and first six months of 2018 increased compared to the second quarter and first six months of 2017 due to increases in license and subscription bookings over the past two years. Software revenue for the second quarter of 2018 increased 9% sequentially over the first quarter of 2018. Recurring software revenue grew 34% and 32% in the second quarter and first six months of 2018, respectively, over the second quarter and first six months of 2017. Recurring software revenue increased 13% sequentially over the first quarter of 2018.
Revenue by Geographic Region
Total revenue grew in all regions for the second quarter and first six months of 2018 compared to the year-ago periods.

	Three months ended				Six months ended
			Percent Change				Percent Change
	March 31, 2018	April 1, 2017	Actual	Constant Currency	March 31, 2018	April 1, 2017	Actual	Constant Currency
	(Dollar amounts in millions)
Americas
Software revenue	113.3	106.5	6%	6%	226.3	213.5	6%	6%
Professional services	15.1	17.7	(15)%	(15)%	29.2	35.5	(18)%	(18)%
Total revenue	$128.5	$124.3	3%	3%	$255.5	$249.0	3%	2%
Europe
Software revenue	98.0	81.7	20%	8%	198.9	165.3	20%	11%
Professional services	23.6	19.3	22%	7%	44.2	39.4	12%	—%
Total revenue	$121.6	$101.1	20%	8%	$243.1	$204.8	19%	9%
Asia Pacific
Software revenue	51.1	46.6	10%	5%	102.5	96.3	6%	4%
Professional services	6.7	8.1	(18)%	(22)%	13.5	16.3	(17)%	(20)%
Total revenue	$57.8	$54.7	6%	1%	$115.9	$112.6	3%	—%
Americas
Strong license and subscription bookings have been driving revenue growth in the Americas, with new license and subscriptions bookings up 19% and 7% for the second quarter and first half of 2018 compared to the year-ago periods.
Europe
Europe revenue growth is the result of six double-digit license and subscription bookings growth quarters between the fourth quarter of 2016 and the first quarter of 2018, despite an increase in subscription mix in the second quarter of 2018 compared to the second quarter of 2017 and favorable foreign currency exchange rates.
Asia Pacific
Asia Pacific revenue growth is due to the recent improvement in license and subscription bookings performance with the second quarter of 2018 growth (7% compared to the second quarter of 2017) representing the third consecutive quarter of license and subscription bookings growth, following three consecutive quarters of license and subscription bookings decline, and favorable foreign currency exchange rates.

Gross Margin

	Three months ended			Six months ended
	March 31, 2018	April 1, 2017	Percent Change	March 31, 2018	April 1, 2017	Percent Change
	(Dollar amounts in millions)
Gross margin	$224.3	$198.2	13%	$447.9	$402.4	11%
Non-GAAP gross margin (1)	233.8	208.4	12%	467.3	422.7	11%
Gross margin as a % of revenue:
License and subscription gross margin	83%	78%		82%	78%
Support gross margin	82%	84%		82%	85%
Professional services gross margin	17%	14%		15%	15%
Gross margin as a % of total revenue	73%	71%		73%	71%
Non-GAAP gross margin as a % of total revenue (1)	76%	74%		76%	74%
(1) Non-GAAP measures are reconciled to GAAP results under Non-GAAP Financial Measures below.
The increase in total gross margin in the second quarter and first six months of 2018 compared to the second quarter and first six months of 2017 is in line with total revenue growth. Total revenue in the second quarter and first six months of 2018 grew 10% and 9% over the second quarter and first six months of 2017, respectively. Margins for license and subscription are beginning to expand as the subscription model matures and revenue that has been deferred begins to contribute to each quarterly period. Support gross margins are down in the second quarter and first six months of 2018 compared to the second quarter and first six months 2017 primarily due to decreases in support revenue of 11% and 12%, respectively. The support revenue decrease is associated with an increase in our subscription mix and the conversion of existing customers from perpetual licenses with support contracts to subscription. The professional services gross margin improved in the second quarter of 2018 compared to the second quarter of 2017 due to higher utilization and, in part, due to revenue recognized in the second quarter related to work performed in the first quarter for which the revenue was deferred in that quarter. The professional services gross margin decline for the first six months of 2018 over the first six months of 2017 is in line with the professional services revenue changes. Professional services revenue grew 1% and declined 5% in the second quarter and first six months of 2018, respectively, compared to the year ago periods. The decline in professional services revenue in the first six months of 2018 is in line with our strategy to migrate more services engagements to our partners and to deliver products that require less consulting and training services.

Total Costs and Expenses

	Three months ended			Six months ended
	March 31, 2018	April 1, 2017	Percent Change	March 31, 2018	April 1, 2017	Percent Change
	(Dollar amounts in millions)
Costs and expenses:
Cost of license and subscription revenue	$23.1	$20.6	12%	$47.5	$40.7	17%
Cost of support revenue	23.0	22.6	2%	45.2	45.4	—%
Cost of professional services revenue	37.5	38.7	(3)%	73.9	77.9	(5)%
Sales and marketing	98.3	87.8	12%	197.6	178.5	11%
Research and development	62.2	57.7	8%	126.2	115.6	9%
General and administrative	33.4	36.8	(9)%	68.4	73.5	(7)%
Amortization of acquired intangible assets	7.9	7.9	(1)%	15.7	16.0	(2)%
Restructuring charges	0.1	0.5	(75)%	0.2	6.7	(97)%
Total costs and expenses	$285.5	$272.5	5%	$574.7	$554.3	4%
Total headcount at end of period	6,060	5,902	3%
Costs and expenses in the second quarter of 2018 compared to the second quarter of 2017 increased primarily as a result of the following:

•	an $11.5 million ($4.0 million constant currency) increase in compensation expense primarily due to salary and headcount increases and an increase in commission expenses, and

•	a $1.5 million increase in cloud services hosting costs;
offset by:

•	a $1.3 million decrease in restructuring charges.
Costs and expenses for the second quarter of 2018 compared to the year ago period include a $9.5 million increase due to changes in foreign currency exchange rates.
Costs and expenses for the first six months of 2018 compared to the first six months of 2017 increased primarily as a result of the following:

•	a $22.7 million ($10.9 million constant currency) increase in compensation expense primarily due to salary and headcount increases and an increase commission expenses,

•	a $4.0 million increase in cloud services hosting costs, of which $1.8 million is included in cost of license and subscription revenue, and

•	a $2.1 million increase in marketing expense;
offset by:

•	a $7.5 million decrease in restructuring charges.
Costs and expenses for the first six months of 2018 compared to the year ago period include a $14.8 million increase due to changes in foreign currency exchange rates.
Cost of License, Subscription and Support Revenue
In the third quarter of 2017, we began reporting cost of support revenue separate from cost of license and subscription revenue. Costs for previous periods have also been separately reported to conform to the current period presentation.

Cost of License and Subscription Revenue	Three months ended			Six months ended
	March 31, 2018	April 1, 2017	Percent Change	March 31, 2018	April 1, 2017	Percent Change
	(Dollar amounts in millions)
Cost of license and subscription revenue	$23.1	$20.6	12%	$47.5	$40.7	17%
% of total revenue	8%	7%		8%	7%
% of total license and subscription revenue	17%	22%		18%	22%
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
Cost of license and subscription revenue in the second quarter and first six months of 2018 compared to the second quarter and first six months of 2017 increased primarily due to an increase in cloud services hosting costs and an increase in total compensation, benefit costs and travel expenses due to increased headcount.
Cost of license and subscription revenue as a percentage of license and subscription revenue has decreased in the second quarter and first six months of 2018 compared to the year-ago periods due to higher revenue as we realize the benefit of our maturing subscription model.

Cost of Support Revenue	Three months ended			Six months ended
	March 31, 2018	April 1, 2017	Percent Change	March 31, 2018	April 1, 2017	Percent Change
	(Dollar amounts in millions)
Cost of support revenue	$23.0	$22.6	2%	$45.2	$45.4	—%
% of total revenue	7%	8%		7%	8%
% of total support revenue	18%	16%		18%	15%
Cost of support revenue consists of costs such as salaries, benefits, and computer equipment and facilities associated with customer support and the release of support updates (including related royalty costs) associated with providing support for both our perpetual licenses and subscription licenses.

Cost of Professional Services Revenue	Three months ended			Six months ended
	March 31, 2018	April 1, 2017	Percent Change	March 31, 2018	April 1, 2017	Percent Change
	(Dollar amounts in millions)
Cost of professional services revenue	$37.5	$38.7	(3)%	$73.9	$77.9	(5)%
% of total revenue	12%	14%		12%	14%
% of total professional services revenue	83%	86%		85%	85%

Our cost of professional services revenue includes costs such as salaries, benefits, and computer equipment and facilities for our training and consulting personnel, and third-party subcontractor fees. In the second quarter and first six months of 2018 compared to the second quarter and first six months of 2017, total compensation, benefit costs and travel expenses decreased by 7% ($1.8 million and $3.9 million, respectively), due to lower headcount.

Sales and Marketing	Three months ended			Six months ended
	March 31, 2018	April 1, 2017	Percent Change	March 31, 2018	April 1, 2017	Percent Change
	(Dollar amounts in millions)
Sales and marketing	$98.3	$87.8	12%	$197.6	$178.5	11%
% of total revenue	32%	31%		32%	32%
Our sales and marketing expenses primarily include salaries and benefits, sales commissions, advertising and marketing programs, travel and facility costs. In the second quarter and first six months of 2018 compared to the second quarter and first six months of 2017, total compensation, benefit costs and travel expenses increased 13% ($8.7 million) and 12% ($15.6 million), respectively, due to higher commission costs, an increase in headcount, salary increases and stock-based compensation increases. Marketing program expenses increased 21% ($1.3 million) and 20% ($2.5 million) in the second quarter and first six months of 2018 compared to the second quarter and first six months of 2017, respectively.

Research and Development	Three months ended			Six months ended
	March 31, 2018	April 1, 2017	Percent Change	March 31, 2018	April 1, 2017	Percent Change
	(Dollar amounts in millions)
Research and development	$62.2	$57.7	8%	$126.2	$115.6	9%
% of total revenue	20%	21%		21%	20%
Our research and development expenses consist principally of salaries and benefits, costs of computer equipment and facility expenses. Major research and development activities include developing new products and releases and updates of our software that enhance functionality and add features. In the second quarter and first six months of 2018 compared to the second quarter and first six months of 2017 total compensation, benefit costs and travel expenses increased 11% ($5.2 million and $10.4 million, respectively), due to an increase in headcount, salary increases, and bonus accruals.

General and Administrative	Three months ended			Six months ended
	March 31, 2018	April 1, 2017	Percent Change	March 31, 2018	April 1, 2017	Percent Change
	(Dollar amounts in millions)
General and administrative	$33.4	$36.8	(9)%	$68.4	$73.5	(7)%
% of total revenue	11%	13%		11%	13%
Our general and administrative expenses include the costs of our corporate, finance, information technology, human resources, legal and administrative functions, as well as acquisition-related charges, bad debt expense and outside professional services, including accounting and legal fees.
In the second quarter and first six months of 2018 compared to the second quarter and first six months of 2017 total compensation, benefit costs and travel expenses decreased 11% ($3.4 million) and 5% ($2.8 million), respectively, primarily due to lower stock-based compensation, offset by increases in headcount and salary increases. Professional fees also declined by $1.7 million in the first six months of 2018 compared to the first six months of 2017.

Amortization of Acquired Intangible Assets	Three months ended			Six months ended
	March 31, 2018	April 1, 2017	Percent Change	March 31, 2018	April 1, 2017	Percent Change
	(Dollar amounts in millions)
Amortization of acquired intangible assets	$7.9	$7.9	(1)%	$15.7	$16.0	(2)%
% of total revenue	3%	3%		3%	3%
Amortization of acquired intangible assets reflects the amortization of acquired non-product related intangible assets, primarily customer and trademark-related intangible assets, recorded in connection with completed acquisitions. The decrease in amortization of acquired intangible assets in the second quarter and first six months of 2018 compared to the second quarter and first six months of 2017 is due to certain assets being fully amortized as well as the impact of foreign currency exchange rates.

Restructuring and Other Charges, Net	Three months ended		Six months ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
	(in millions)
Restructuring charges (credits), net	$0.1	$0.5	$0.2	$6.7
Headquarters relocation charges	$1.0	$—	$1.0	$—
In fiscal 2016, we committed to a plan to restructure our global workforce and consolidate select facilities to reduce our cost structure and to realign our investments with our identified growth opportunities. As of September 30, 2017, those actions were materially complete and we had incurred total restructuring charges of approximately $85.5 million. We expect that the expense reductions will be offset by planned cost increases, investments in our business and the anticipated effects of foreign currency fluctuations, which effects are contemplated in our most recent financial targets for fiscal 2018. In the second quarter and first six months of 2018, we recorded credits of $0.8 million and $0.7 million, respectively, primarily related to changes in estimated costs related to the closure of excess facilities. In the second quarter and first six months of 2018, we also made cash payments related to restructuring charges of $1.2 million and $1.9 million, respectively, compared to $13.1 million and $28.9 million in the second quarter and first six months of 2017, respectively. At March 31, 2018, accrued restructuring totaled $3.6 million, of which we expect to pay $2.1 million within the next twelve months.
Headquarters relocation charges represent accelerated depreciation expense recorded in anticipation of exiting our current headquarters facility. In 2019, we will be moving into a new worldwide headquarters in the Boston Seaport District, and we will be vacating our current headquarters space. Because our current headquarters lease will not expire until November 2022, we are seeking to sublease that space. If we are unable to sublease our current headquarters space for an amount at least equal to our rent obligations under the current headquarters lease, we will bear overlapping rent obligations for those premises and will be required to record a charge related to any rent shortfall. A charge for such shortfall will be recorded in the earlier of the period that we cease using the existing space (which will likely occur in the second quarter of our fiscal 2019) or the period we exit the lease contract. Additionally, we will incur other costs associated with the move which will be recorded as incurred.

Interest Expense	Three months ended		Six months ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
	(in millions)
Interest expense	$(10.4)	$(11.7)	(20.4)	(22.0)
In March 2017 we modified our credit facility to decrease the loan commitment to $600 million from $900 million, which reduced interest expense in the second quarter and first six months of 2018 compared to the second quarter and first six months of 2017 by $1.4 million and $1.6 million, respectively, due to the write-off of deferred financing fees and reduction of the associated commitment fees. We had $648 million of total debt at March 31, 2018, compared to $718 million at April 1, 2017.

Interest Income and Other Expense, net	Three months ended		Six months ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
	(in millions)
Interest income	$0.9	$0.7	$1.6	$1.6
Other expense, net	(1.3)	2.4	(3.0)	0.8
Total interest income and other expense, net	$(0.4)	$3.2	$(1.4)	$2.4
Interest income and other expense, net includes interest income, foreign currency net losses and other non-operating gains and losses. Foreign currency net losses include costs of forward contracts, certain realized and unrealized foreign currency transaction gains or losses, and foreign exchange gains or losses resulting from the required period-end currency re-measurement of the assets and liabilities of our subsidiaries that use the U.S. Dollar as their functional currency. We use foreign currency forward contracts to reduce our exposure to fluctuations in foreign currency exchange rates.

Income Taxes	Three months ended		Six months ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
	(Dollar amounts in millions)
Pre-tax income (loss)	$11.5	$(1.1)	$18.0	$(7.6)
Tax provision (benefit)	3.6	—	(3.8)	2.7
Effective income tax rate	31%	(5)%	(21)%	(36)%
In the first six months of 2018 and 2017, our effective tax rate was lower than the statutory federal income tax rates (21% and 35%, respectively) due to U.S. tax reform, as described below, and our corporate structure in which our foreign taxes are at a net effective tax rate lower than the U.S. rate. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland. In 2018 and 2017, the foreign rate differential predominantly relates to these Irish earnings. Our foreign rate differential in 2018 and 2017 includes the continuing rate benefit from a business realignment completed on September 30, 2014 in which intellectual property was transferred between two wholly-owned foreign subsidiaries. For the second quarter and first six months of 2018 and 2017, this realignment resulted in tax benefits of approximately $7 million and $9 million and $4 million and $12 million, respectively.
On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, (the "Tax Act"), which significantly changed existing U.S. tax laws, by a reduction of the corporate tax rate, the implementation of a new system of taxation for non-U.S. earnings, the imposition of a one-time tax on the deemed repatriation of undistributed earnings of non-U.S. subsidiaries, and by the expansion of the limitations on the deductibility of executive compensation and interest expense. As we have a September 30 fiscal year-end, the impact of the Tax Act results in a blended U.S. statutory federal rate of approximately 24.5% for our fiscal year ending September 30, 2018 and 21% for subsequent fiscal years. The Tax Act also provides that net operating losses generated in years ending after December 31, 2017 will be carried forward indefinitely and can no longer be carried back, and that net operating losses generated in years beginning after December 31, 2017 can only reduce taxable income by up to 80% when utilized in a future period.
We estimate no federal income taxes payable as a result of the deemed repatriation of undistributed earnings, as we estimate that the tax will be offset by a combination of current year losses and existing attributes which had a full valuation allowance recorded against the related deferred tax assets. In the first six months of 2018, we have recorded a reasonable estimate of state income taxes payable on the deemed repatriation of $7.1 million.  We also recorded a deferred tax benefit of $14.1 million as a reasonable estimate of the impact of the Tax Act on our net U.S. deferred income tax balances.  This was primarily attributable to the reduction of the federal tax rate on the net deferred tax liability in the U.S., and the ability to realize net operating losses from the reversal of existing deferred tax assets which can now be carried forward indefinitely, and can therefore be netted against deferred tax liabilities for indefinite lived intangible assets.
We are continuing to assess the effects of the Tax Act on our indefinite reinvestment assertion and the realizability of our U.S. deferred tax assets. We are not able to make reasonable estimates at this time of the effects of certain provisions of the Tax Act that will apply to us beginning in our fiscal year ended September 30, 2019, including the Global Intangible Low Tax Income tax (the "GILTI" tax).
The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from the above estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, actions taken by U.S. state governments and taxing authorities in response to the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates we have utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign currency exchange rates of foreign subsidiaries. The U.S. Securities Exchange Commission has issued rules that allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments by the end of our current fiscal year ending September 30, 2018.
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
In the fourth quarter of 2016, we received an assessment of $12 million from the tax authorities in Korea.  The assessment relates to various tax issues but primarily to foreign withholding taxes. We have appealed and intend to vigorously defend our positions. We believe that upon completion of a multi-level appeal process it is more likely than not that our positions will be sustained. Accordingly, we have not recorded a tax reserve for this matter. We paid this assessment in the first quarter of 2017, pending resolution of the appeal process.
Operating Measures
Subscription Bookings and Subscription ACV
Given the difference in revenue recognition between the sale of a perpetual software license (revenue is recognized at the time of sale) and a subscription (revenue is recognized ratably over the subscription term), we use bookings for internal planning, forecasting and reporting of new license and subscription sales and cloud services transactions.
In order to normalize between perpetual and subscription licenses, we define subscription bookings as the subscription annualized contract value (subscription ACV) of new subscription bookings multiplied by a conversion factor of 2. We arrived at the conversion factor of 2 by considering many variables, including pricing, support, length of term, and renewal rates. In 2017 and for the second quarter and first six months of 2018, the average subscription contract term was approximately two years.
We define subscription ACV as the total value of a new subscription booking divided by the term of the contract (in days), multiplied by 365. If the term of the subscription contract is less than a year, the ACV is equal to the total contract value.
We define license and subscription bookings as subscription bookings plus perpetual license bookings plus any monthly software rental bookings during the period.
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

The non-GAAP measures exclude fair value adjustments related to acquired deferred revenue and deferred costs, stock-based compensation expense, amortization of acquired intangible assets expense, acquisition-related charges, restructuring and headquarters relocation charges, pension plan termination-related costs, non-operating credit facility refinancing costs, identified discrete charges included in non-operating other expense, net and the related tax effects of the preceding items, and any other identified tax items.
These items are normally included in the comparable measures calculated and presented in accordance with GAAP. Our management excludes these items when evaluating our ongoing performance and/or predicting our earnings trends, and therefore excludes them from our non-GAAP financial measures. Management uses, and investors should consider, non-GAAP measures in conjunction with our GAAP results.
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
Headquarters relocation charges include non-cash accelerated depreciation expense recorded in anticipation of exiting our current headquarters facility due to changes in the estimated useful lives of fixed assets. We do not include these costs when reviewing our operating results internally.
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

	Three months ended		Six months ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
	(in millions, except per share amounts)
GAAP revenue	$307.9	$280.0	$614.5	$566.4
Fair value of acquired deferred revenue	0.3	0.7	0.7	1.6
Non-GAAP revenue	$308.2	$280.7	$615.2	$568.0

GAAP gross margin	$224.3	$198.2	$447.9	$402.4
Fair value of acquired deferred revenue	0.3	0.7	0.7	1.6
Fair value of acquired deferred costs	(0.1)	(0.1)	(0.2)	(0.2)
Stock-based compensation	2.8	3.2	5.7	6.1
Amortization of acquired intangible assets included in cost of revenue	6.6	6.4	13.2	12.8
Non-GAAP gross margin	$233.8	$208.4	$467.3	$422.7

GAAP operating income	$22.4	$7.5	$39.8	$12.1
Fair value of acquired deferred revenue	0.3	0.7	0.7	1.6
Fair value of acquired deferred costs	(0.1)	(0.1)	(0.2)	(0.2)
Stock-based compensation	17.0	21.6	35.4	39.6
Amortization of acquired intangible assets included in cost of revenue	6.6	6.4	13.2	12.8
Amortization of acquired intangible assets	7.9	7.9	15.7	16.0
Acquisition-related charges included in general and administrative expenses	0.1	0.6	0.1	0.7
Headquarters relocation charges	1.0	—	1.0	—
Restructuring charges, net	(0.8)	0.5	(0.7)	6.7
Non-GAAP operating income	$54.3	$45.0	$105.0	$89.3

GAAP net income (loss)	$7.9	$(1.1)	$21.8	$(10.2)
Fair value of acquired deferred revenue	0.3	0.7	0.7	1.6
Fair value of acquired deferred costs	(0.1)	(0.1)	(0.2)	(0.2)
Stock-based compensation	17.0	21.6	35.4	39.6
Amortization of acquired intangible assets included in cost of revenue	6.6	6.4	13.2	12.8
Amortization of acquired intangible assets	7.9	7.9	15.7	16.0
Acquisition-related charges included in general and administrative expenses	0.1	0.6	0.1	0.7
Headquarters relocation charges	1.0	—	1.0	—
Restructuring charges, net	(0.8)	0.5	(0.7)	6.7
Non-operating credit facility refinancing costs	—	1.2	—	1.2
Income tax adjustments (1)	0.1	(2.8)	(11.1)	(2.6)
Non-GAAP net income	$39.8	$34.8	$75.9	$65.5

GAAP diluted earnings (loss) per share	$0.07	$(0.01)	$0.19	$(0.09)
Fair value of acquired deferred revenue	—	0.01	0.01	0.01
Stock-based compensation	0.14	0.18	0.30	0.34
Amortization of acquired intangible assets	0.12	0.12	0.25	0.25
Acquisition-related charges included in general and administrative expenses	—	—	—	0.01
Headquarters relocation charges	0.01	—	0.01	—
Restructuring charges, net	(0.01)	—	(0.01)	0.06
Non-operating credit facility refinancing costs	—	0.01		0.01
Income tax adjustments (1)	—	(0.02)	(0.09)	(0.02)
Non-GAAP diluted earnings per share	$0.34	$0.30	$0.64	$0.56

Operating margin impact of non-GAAP adjustments:

	Three months ended		Six months ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
GAAP operating margin	7.3%	2.7%	6.5%	2.1%
Fair value of acquired deferred revenue	0.1%	0.2%	0.1%	0.3%
Stock-based compensation	5.5%	7.7%	5.8%	7.0%
Amortization of acquired intangible assets	4.7%	5.1%	4.7%	5.1%
Acquisition-related charges included in general and administrative expenses	—%	0.2%	—%	0.1%
Headquarters relocation charges	0.3%	—%	0.2%	—%
Restructuring charges, net	(0.3)%	0.2%	(0.1)%	1.2%
Non-GAAP operating margin	17.6%	16.0%	17.1%	15.7%

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
Liquidity and Capital Resources

	March 31, 2018	April 1, 2017
	(in thousands)
Cash and cash equivalents	$299,776	$243,316
Marketable securities	55,264	48,191
Total	$355,040	$291,507

	Six months ended
	March 31, 2018	April 1, 2017
	(in thousands)
Cash provided by operating activities	$136,275	$28,550
Cash provided (used) by investing activities	(22,693)	1,709
Cash used by financing activities	(99,646)	(58,083)

Cash and cash equivalents
We invest our cash with highly rated financial institutions and in diversified domestic and international money market mutual funds. Cash and cash equivalents include highly liquid investments with original maturities of three months or less. In addition, we hold investments in marketable securities totaling approximately $55 million with an average maturity of 15 months. At March 31, 2018, cash and cash equivalents totaled $300 million, up from $280 million at September 30, 2017, reflective of $136 million in operating cash flows and $7 million from issuance of common stock, offset by $70 million of net repayments made under our credit facility, $34 million used to pay withholding taxes on stock-based awards that vested in the period, $11 million used to acquire capital assets, $6 million used to purchase businesses and intangible assets and $3 million used to pay contingent consideration.
A significant portion of our cash is generated and held outside the U.S. At March 31, 2018, we had cash and cash equivalents of $27 million in the U.S., $141 million in Europe, $103 million in Asia Pacific (including India), and $29 million in other non-U.S. countries. All the marketable securities are held in Europe. We have substantial cash requirements in the United States, but we believe that the combination of our existing U.S. cash and cash equivalents, marketable securities, our ability to repatriate cash to the U.S. more cost effectively with the recent U.S. tax law changes, and future U.S. operating cash flows and cash available under our credit facility, will be sufficient to meet our ongoing U.S. operating expenses and known capital requirements.
Cash provided by operating activities
Cash provided by operating activities was $136 million in the first six months of 2018, compared to $29 million in the first six months of 2017. The increase is primarily due to higher collections of accounts receivable, lower restructuring payments (down $27 million year over year), and the $12 million payment related to the Korean tax audit made in the first quarter of 2017.
Net income for the first six months of 2018 was $22 million compared to a net loss for the first six months of 2017 of $10 million.
Cash provided (used) by investing activities

	Six months ended
	March 31, 2018	April 1, 2017
	(in thousands)
Cash provided (used) by investing activities included the following:
Additions to property and equipment	$(11,139)	$(14,789)
Acquisitions of businesses, net of cash acquired	(3,000)	—
Purchase of intangible asset	(3,000)	—
Purchases of short- and long-term marketable securities	(13,794)	(3,420)
Proceeds from maturities of short- and long-term marketable securities	8,240	4,700
Proceeds from sales of investments	—	15,218
	$(22,693)	$1,709

Our expenditures for property and equipment consisted primarily of computer equipment, software, office equipment and facility improvements. In the second quarter of 2018 we also used $5 million net to purchase additional marketable securities, $3 million to acquire developed software and $3 million for a small business acquisition.

Cash used by financing activities

	Six months ended
	March 31, 2018	April 1, 2017
	(in thousands)
Cash used by financing activities included the following:
Net borrowings (repayments) of debt	$(70,000)	$(40,000)
Payments of withholding taxes in connection with vesting of stock-based awards	(33,942)	(19,166)
Proceeds from issuance of common stock	7,472	3,978
Contingent consideration	(3,176)	(2,711)
Credit facility origination costs	—	(184)
	$(99,646)	$(58,083)
The net repayments in the first six months of 2018 reflect borrowings of $50 million under our credit facility to fund working capital requirements, offset by repayments of $120 million. We also paid $34 million in withholding taxes in connection with vesting of stock based awards and received $7 million from issuance of common stock under our ESPP plan.
Credit Agreement
We maintain a multi-currency credit facility with a syndicate of banks with a $600 million revolving loan commitment. The revolving loan commitment may be increased by an additional $500 million if the existing or additional lenders are willing to make such increased commitments. Outstanding revolving loan amounts may be repaid in whole or in part, without penalty or premium, prior to the September 15, 2019 maturity date, when all remaining amounts outstanding will be due and payable in full. As of March 31, 2018, the fair value of our credit facility approximates its book value.
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
As of March 31, 2018, we had $148.1 million in revolving loans outstanding under the credit facility. Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by us. As of March 31, 2018, the weighted average annual interest rate for amounts outstanding was 3.25%.  We also pay a quarterly commitment fee on the undrawn portion of the credit facility ranging from 0.175% to 0.30% per year based on our total leverage ratio.
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

	Required Ratio	Ratio as of March 31, 2018
Total Leverage Ratio Ratio of consolidated total indebtedness to the consolidated trailing four quarters EBITDA as of the last day of any fiscal quarter.	Not > 4.50:1.00	2.14 to 1.00
Fixed Charge Coverage Ratio Ratio of consolidated trailing four quarters EBITDA less consolidated capital expenditures to consolidated fixed charges as of the last day of any fiscal quarter.	> 3.50:1.00	7.51 to 1.00
Senior Secured Leverage Ratio
Ratio of senior consolidated total indebtedness (which excludes unsecured indebtedness) to consolidated trailing four quarters EBITDA as of the last day of any fiscal quarter.
	Not > 3.00:1.00	0.52 to 1.00

As of the end of the second quarter of 2018, we had approximately $430 million of borrowing capacity under the credit facility.
As of March 31, 2018, we were in compliance with all financial and operating covenants of the credit facility.
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
The notes were issued under an indenture that contains customary covenants. Subject to certain exceptions, our ability to incur certain additional debt is limited unless, after giving pro forma effect to such incurrence and the application of the proceeds thereof, the ratio of our EBITDA to our Consolidated Fixed Charges is not greater than 2.00 to 1.00. The indenture also restricts our ability to incur liens, pay dividends or make certain other distributions, sell assets or engage in sale/leaseback transactions. Any failure to comply with these and other covenants included in the indenture could constitute an event of default that could result in the acceleration of the payment of the aggregate principal amount of the notes then outstanding and accrued interest. As of March 31, 2018, we were in compliance with all such covenants.
Share Repurchases
Our Articles of Organization authorize us to issue up to 500 million shares of our common stock. Our Board of Directors periodically authorizes the repurchase of shares of our common stock. Our Board of Directors has authorized us to repurchase up to $500 million of our common stock in the period from October 1, 2017 through September 30, 2020. We did not repurchase any stock in the first half of 2018. After the end of the second quarter of 2018, we entered into an accelerated stock repurchase agreement to repurchase $100 million of our common stock. We expect the repurchase to be completed in the third quarter ending June 30, 2018. We intend to use cash from operations and borrowings under our credit facility to make future repurchases. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued.
Future Expectations
Our transition to a subscription licensing model has had, and will continue to have, an adverse impact on revenue, operating margin and EPS relative to periods in which we primarily sold perpetual licenses until the expected transition of our customer base to subscription is completed and the model has matured.  This also affects consolidated EBITDA as calculated under our credit facility.  Notwithstanding the effect of the subscription transition and those limitations, we believe that existing cash and cash equivalents, together with cash generated from operations and amounts available under the credit facility, will be sufficient to meet our working capital and capital expenditure requirements (which we expect to be $40 million in 2018) through at least the next twelve months and to meet our known long-term capital requirements.
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
We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.    RISK FACTORS
In addition to other information set forth in this report, you should carefully consider the risk set forth below and the risk factors described in Part I. Item 1A. Risk Factors in our 2017 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risk described below and the risks described in our 2017 Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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
Under our current headquarters lease, we pay approximately $7.4 million in annual base rent plus operating expenses (together "rent obligations," an aggregate annual total of approximately $12.0 million). We will begin paying rent under our new headquarters lease on July 1, 2020. Our rent under the new lease when we begin paying rent will be an annual base rent amount of $11.3 million plus our pro rata portions of building operating expenses and real estate taxes (approximately 63% of such amounts, estimated to be approximately $7.1 million in 2020). The base rent will increase by $0.3 million each year over the term of the lease. Accordingly, we will be required to pay rent for both locations from July 1, 2020 until November 30, 2022 unless we can successfully negotiate an exit to our current lease or sublease our current premises. We may be unable to negotiate a financially desirable termination of our current lease or to sublease our current premises for an amount at least equal to our rent obligations under the current lease, which would require us to bear the overlapping rent obligations and to record a charge related to such shortfall, and could adversely affect our cash flow and financial condition.

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

101
The following materials from PTC Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2018 and September 30, 2017; (ii) Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2018 and April 1, 2017; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2018 and April 1, 2017; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2018 and April 1, 2017; and (v) Notes to Condensed Consolidated Financial Statements.

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

Date: May 2, 2018